Form 10-Q
period 1997-03-31
AUTOLIV INC
filed 1997-05-14
CIK 1034670

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q
                              Quarterly Report
                   Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the period ended March 31, 1997        Commission file number: 001-12933

                               AUTOLIV, INC.
           (Exact name of registrant as specified in its charter)

Delaware                                     51-0378542
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

                            World Trade Center
                          Klarabergsviadukten 70
                            S-107 24 Stockholm
                 (Address of principal executive offices)

    Registrant's telephone number, including area code: 46 (8) 402 0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                     Yes:         No:  X (1)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 101 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of May 12, 1997.


------------
1. The registrant became subject to the reporting requirements of the Securities Exchange Act of 1934 on April 24, 1997 when it filed its Registration Statement on Form 8-A.



                       PART I. Financial Information

Items 1-2.  Financial Statements, Management's Discussion and Analysis
            of Financial Condition and Results of Operations

          On May 1, 1997, pursuant to the Combination Agreement, dated as of November 25, 1996 (the "Combination Agreement"), by and among Autoliv AB, a corporation organized under the laws of the Kingdom of Sweden ("Autoliv"), Morton International, Inc., an Indiana corporation
("Morton"), Autoliv, Inc., a Delaware corporation ("New Autoliv"), and ASP Merger Sub Inc., a Delaware corporation ("Merger Sub"), Merger Sub merged with and into Morton (the "Merger"), with Morton being the surviving entity in the Merger and effective upon the consummation of the Merger, Morton changed its name to Autoliv ASP, Inc. ("Autoliv ASP"). On April 30, 1997, Morton, in accordance with the Distribution Agreement dated April 30, 1997 (the "Distribution Agreement"), between Morton and New Morton International, Inc., an Indiana Corporation ("New Morton"), had (i) distributed to New Morton all of Morton's businesses, assets and liabilities, other than Morton's automotive safety products business and the assets and liabilities related thereto, and (ii) contributed to New Morton an amount of cash calculated in accordance with the terms of the Distribution Agreement.

          In addition, pursuant to the Combination Agreement, New Autoliv conducted an exchange offer (the "Exchange Offer" and together with the Merger, the "Combination") for all of the issued and outstanding shares of common stock, par value Swedish kronor 10 per share, of Autoliv (the "Autoliv Common Stock") and American Depositary Shares each representing one share of Autoliv Common Stock ("ADSs" and together with the Autoliv Common Stock, the "Autoliv Securities"), in return for shares of common stock, par value $1.00 per share of New Autoliv ("New Autoliv Common Stock"). On April 25, 1997, New Autoliv announced that over 90% of the Autoliv Securities had been tendered in the Exchange Offer, and, that since all the other conditions for consummation of the Exchange Offer had been fulfilled or waived, New Autoliv would exchange New Autoliv Common Stock for Autoliv Securities which were tendered in the Exchange Offer. On April 28, 1997, New Autoliv announced that it had extended the acceptance period of the Exchange Offer until May 9, 1997. On May 14, 1997, New Autoliv issued a press release announcing that 97.2% of the Autoliv Securities had been tendered in the Exchange Offer and that any Autoliv Securities which had not been tendered in the Exchange Offer would be acquired by New Autoliv in a compulsory acquisition process under the Swedish Companies Act. A copy of such press release is attached hereto as Exhibit 99.1 and is incorporated by reference herein.

          As a result of the Combination, Autoliv ASP has become a wholly-owned subsidiary of New Autoliv and following the commencement of the compulsory acquisition process, Autoliv will also become a wholly owned subsidiary of New Autoliv.

          Operating results for New Autoliv will be published as they become available, but in any event, New Autoliv's initial two months of operations will be made available in New Autoliv's Quarterly Report on Form 10-Q for the quarter ending June 30, 1997. Reference is made to the New Autoliv Registration Statement on Form S-4 (File No. 333-23813) filed with the Securities and Exchange Commission (the "Commission") on March 24, 1997 and Post Effective Amendment No. 1 thereto filed with the Commission on April 30, 1997.



                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)        List of Exhibits

                     2.1 Distribution Agreement, dated as of April 30, 1997, by and between Morton and New Morton. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

                     2.2 Tax Sharing Agreement, dated as of April 30, 1997, by and between Morton and New Morton. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

                     2.3 Employee Benefits Allocation Agreement, dated as of April 30, 1997, by and between Morton and New Morton. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

                     3.1     Registrant's Restated Certificate of
                             Incorporation.

                     3.2     Registrant's Restated By-Laws.

                     8.1 Opinion of Ernst & Young AB as to certain tax matters.

                     99.1    Press Release dated May 14, 1997.

          (b)        Reports on Form 8-K

                     During 1997, New Autoliv filed three 8-K reports, with each one reporting under Item 2 - Acquisition or Disposition of Assets; and Item 5 - Other Events. No financial statements were filed with any of the 8-K reports. The dates of the filing of the 8-K reports are as follows:

                     (i) Current Report on Form 8-K, dated as of April 28,
                     1997.

                     (ii) Current Report on Form 8-K, dated as of April 30,
                     1997.

                     (iii) Current Report on Form 8-K, dated as of May 1,
                     1997.



                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AUTOLIV, INC.


Dated: May 14, 1997               By: /S/ WILHELM
                                      -----------
                                     Wilhelm Kull
                                     Chief Financial Officer (principal
                                     financial officer)



                               EXHIBIT INDEX


Exhibit No.                  Description

2.1 Distribution Agreement, dated as of April 30, 1997, by and between Morton and New Morton International Inc. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

2.2 Tax Sharing Agreement, dated as of April 30, 1997, by and between Morton and New Morton. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

2.3 Employee Benefits Allocation Agreement, dated as of April 30, 1997, by and between Morton and New Morton. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

3.1                  Registrant's Restated Certificate of Incorporation.

3.2                  Registrant's Restated By-Laws.

8.1                  Opinion of Ernst & Young AB as to certain tax matters.

99.1                 Press Release dated May 14, 1997.