Form 10-Q
period 1997-06-30
AUTOLIV INC
filed 1997-08-11
CIK 1034670

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             ---------------

                                FORM 10-Q
                             Quarterly Report
                  Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                             ---------------


  For the period ended June 30, 1997      Commission file number: 001-12933


                              AUTOLIV, INC.
          (Exact name of registrant as specified in its charter)


    Delaware                                           51-0378542
    (State of other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

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

        Yes:   X       No:
            ------        -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 102 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of August 5, 1997.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


                                        AUTOLIV, INC.
                        Consolidated Statement of Income (unaudited)
                         (dollars in millions except per share data)

                                         Three Months                Six Months
                                          ended June     June 30,     ended June    June 30,
                                         30, 1997 1)     1996 2)     30, 1997 1)    1996 2)

Sales                                    $  720.8        $  454.0      $ 1166.5     $  899.0
Cost of sales                              -566.0          -364.0        -919.5       -722.5
                                          -------         -------       -------      -------
Gross profit                                154.8            90.0         247.0        176.5
Selling, administration and general         -32.9           -18.9         -53.2        -36.8
  expense
Research and development expense            -34.9           -26.5         -63.1        -51.0
Amortization of intangibles,                -10.0            -2.7         -12.9         -5.0
  primarily goodwill
Other income - net                           -0.5             2.9           0.2          3.6
                                          -------         -------       -------      -------
Operating income                             76.5            44.8         118.0         87.3

Equity in earnings (loss) of                  2.1             2.2           4.2          4.0
   affiliates
Interest income                               1.4             1.3           2.5          2.9
Interest expense                             -8.6            -1.0         -10.1         -2.0
                                          -------         -------       -------      -------
Income before income taxes                   71.4            47.3         114.6         92.2

Income taxes                                -27.8           -15.6         -42.2        -31.7
Minority interests in subsidiaries           -0.6            -0.3          -1.0         -0.3
                                          -------         -------       -------      -------

Net income before one-time item              43.0            31.4          71.4         60.2

Write-off of acquired R&D                  -732.3             --         -732.3          --
Reported net income                        -689.3            31.4        -660.9         60.2
                                          =======         =======       =======      =======

Net income per share, fully diluted
  from operations before one-time items      0.50            0.57          1.01         1.09
  after one-time items                      -7.94            0.57         -9.32         1.09

Number of shares used in computing           86.9            55.0          70.9         55.0
per share amount

Number of shares outstanding,               102.8            55.0         102.8         55.0
including Autoliv AB shares not
converted in the Exchange Offer
(millions)

   See notes to consolidated financial statement

   1) Autoliv AB and subsidiaries prior to April 30, 1997; Autoliv, Inc., for May 1 to June 30, 1997
   2)  Autoliv AB and subsidiaries




                              AUTOLIV, INC.
           Consolidated Statement of Balance Sheet (unaudited)
                          (dollars in millions)

                                                 June 30,      December 31,
                                                   1997           1996(1)
                                                 --------      ------------
ASSETS

Cash and cash equivalents                       $    141.3      $    131.7
Receivables, less allowances                         612.1           383.4
Inventories                                          153.3           100.8
Refundable and deferred income tax
   benefit                                            32.5            15.9
Prepaids                                              33.3             9.4
                                                  --------        --------
         Total current assets                        972.5           641.2
Property, plant and equipment, net                   680.1           322.4
Investments in affiliated companies                   30.0            26.0
Miscellaneous                                          1.5          --
Intangible assets, net (mainly
   acquisition goodwill)                           1,572.9            64.0

      TOTAL ASSETS                                 3,257.0         1,053.6
                                                  ========        ========

LIABILITIES AND EQUITY

Short-term debt                                       65.8            62.1
Accounts payable                                     386.4           281.2
Accrued expenses                                     276.5           182.1
Income taxes                                          63.2            21.1
                                                  --------        --------
      Total current liabilities                      791.9           546.5
Long-term debt                                       700.5            12.8
Other noncurrent liabilities                          82.4            13.8
Minority interests in subsidiaries                    17.0            22.0
                                                  --------        --------
      Total noncurrent liabilities
      and minority interests                         799.9            48.6

Common stock, par value $1 per share                 102.0            80.1
Additional paid-in capital                         1,899.7
Retained earnings (accumulated
  deficit) and foreign currency
  translation adjustments                           -336.5           378.4
                                                  --------        --------

      Total shareholders' equity                   1,665.2           458.5
                                                  --------        --------

TOTAL LIABILITIES AND EQUITY                       3,257.0         1,053.6
                                                  ========        ========

See notes to consolidated financial statement

--------
1    Autoliv AB and subsidiaries



                              AUTOLIV, INC.
             Consolidated Statement of Cash Flows (unaudited)

                          (dollars in millions)


                                                SIX MONTHS ENDED     JUNE 30,
                                                 JUNE 30, 1997(1)     1996(2)

OPERATING ACTIVITIES

Net Income                                           $  -660.9       $  60.2
Adjustments to reconcile net income to
net cash provided by operating activities:
   Write-off of acquired R&D                             732.3
   Depreciation and amortization                          63.4          41.6
   Deferred income taxes                                   0.5
   Undistributed earnings from affiliated
      companies                                           -3.2          -3.9
   Changes in operating assets and liabilities
     Receivables and other assets                        -26.7         -33.6
     Inventories                                          15.1           3.6
     Accounts payable and accrued expenses                 7.2         -18.0
     Income taxes                                         11.1           8.3
     Other-net                                            -7.8
                                                        ------        ------
Net cash provided by operating activities                131.0          58.2

INVESTING ACTIVITIES
Expenditure for property, plant and equipment            -66.0         -66.3
Acquisition of businesses and
investments in affiliated companies                       -3.9         -65.1
Other                                                      0.3          0 .7
                                                        ------        ------
Net cash used for investing activities                   -69.6        -130.7

FINANCING ACTIVITIES

Increase / (decrease) in debt                            -55.4           9.1
Increase in long term liabilities                         -3.0          -6.8
Increase in minority interest                             -4.0          21.6
Dividends paid                                           -20.5         -18.5

Other - net                                               -6.3           2.2
                                                        ------        ------
Net cash provided by (used for) financing
  activities                                             -89.2           7.6

Effect of exchange rate changes on cash                   -7.8          -0.4

INCREASE / (DECREASE) IN CASH AND
CASH EQUIVALENTS                                         -35.6         -65.3
Cash in ASP May 1, 1997                                   45.2
Cash and cash equivalents at beginning of
    period                                               131.7         161.0
Cash and cash equivalents at end of period               141.3          95.7
                                                        ======        ======

--------------
See notes to consolidate financial statement

1 Autoliv AB and subsidiaries prior to April 30, 1997; Autoliv Inc. for May 1 to June 30, 1997
2  Autoliv AB and subsidiaries




                              Autoliv, Inc.
                Notes to consolidated Financial Statements
                               (unaudited)
                              June 30, 1997

1.   Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. The write-off of the appraisal value of in-process research and development of $732 million is not a recurring item and has not been included in the operating results for the period. The unaudited interim financial statements should be read in conjunction with the proforma financial statements and notes thereto contained in the Proxy Statement/Prospectus/Exchange Offer dated March 24, 1997 (the "Prospectus").

2.   Acquisition of Business

On May 1, 1997, Autoliv, Inc. consummated the transactions described in the Prospectus relating to the following transactions: (i) the exchange by Autoliv, Inc. (the "Exchange Offer") of one share of Autoliv, Inc. for each share of Autoliv AB, a Swedish corporation ("Autoliv AB"), which was tendered in the Exchange Offer and (ii) the merger (the "Merger," and, together with the Exchange Offer, the "Combination") of Morton International, Inc. ("Morton") into a wholly owned subsidiary of Autoliv, Inc. in which Morton (renamed Autoliv ASP Inc.) was the surviving corporation and the shareholders of Morton received one share of New Autoliv for approximately every three shares they owned of Morton. On April 30, 1997, Morton transferred all of its assets and liabilities other than those relating exclusively to the Automotive Safety Products Business of Morton ("ASP") to a newly formed subsidiary of Morton, New Morton International, Inc. (the "Spin-off"). Prior to May 1, 1997, Autoliv, Inc. had no operations. Following the transactions described above, Autoliv, Inc. began conducting operations May 1, 1997, through its two wholly owned subsidiaries - Autoliv AB and Autoliv ASP Inc.

As of June 30, 1997, 54,215,184 shares of Autoliv AB, representing approximately 98.6% of the outstanding shares of Autoliv AB were exchanged for the same number of shares of Autoliv, Inc. Pursuant to the Merger, Morton shareholders received 47,753,108 shares of Autoliv, Inc. As of June 30, 1997, there were 101,970,439 shares of Autoliv, Inc. issued and outstanding with a par value of $1 per share. Autoliv, Inc. will exchange the remaining 784,816 Autoliv AB shares in a compulsory acquisition procedure pursuant to Swedish law.

The Combination has been accounted for as a purchase for financial accounting purposes in accordance with US generally accepted accounting principles, with Autoliv AB treated as the acquiror of ASP. The purchase price for ASP was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition as follows:

                                               (Millions of Dollars)

    PURCHASE PRICE:

    Debt assumed less cash                           $    704.8
    Other long term liabilities assumed                    32.4
    Stock issued                                        1,931.3(1)
    Merger cost                                            32.9
                                                     ----------
                                                        2,701.4

    FAIR MARKET VALUE OF ASSETS AND
    LIABILITIES ACQUIRED

    Net working capital                                   107.9
    Property, Plant and equipment                         368.0
    Investments and other non current                       2.2
    Deferred taxes - non current                          (38.0)
    Intangible assets                                     267.0
    In-process research and development                   732.3
                                                     ----------

    Purchase Price over
    Fair Value of Net Assets Acquired (Goodwill)     $  1,262.0

    1) Based on the average share price of Autoliv AB on the Stockholm Stock Exchange of SEK 267.5 - two days prior and two days post announcement of the combination on September 30, 1997 (or $40.41/share based on an exchange rate of $1 = SEK 6.62). The issuance of 47,803.738 new shares results in a purchase price for ASP of $1,931.3 million.

The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill. Independent appraisals have been used in establishing the fair market values.

The In-process research and development is charged to income in May, 1997 as a non-tax deductible one-time item. The intangible assets and goodwill amortization will also be non deductible.

The estimated life and yearly amortization using the straight-line method are:

                                                        Yearly
                                                     amortization

    Intangible assets:
       Assembled work force            8.0 years             1.4
       Specific Patent Technology      7.5   "               9.0
       Common Technology              25.0 "                 7.6
    Goodwill                          40    "               31.5
                                                           -----
    Total                                                  49.5

Autoliv has not yet completed the appraisal of the assets of ASP. The allocation of the purchase price and the proforma information presented below may be adjusted once complete information on the fair market value of ASP's assets and liabilities is developed.

The following unaudited proforma statements present the consolidated results of operation as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred, had the combination been made as of those dates or of results which may occur in the future.


                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

                                           Three Months April - June       Six Month January - June
                                              1997(1)         1996(2)         1997(1)        1996(2)

Net sales

- Airbag products                            $   607.1      $   583.7      $ 1 208.4       $ 1 165.0
- Seat belt products                             242.4          239.6          475.3           471.9
                                             ----------     ----------     ----------      ----------
TOTAL NET SALES                                  849.5          823.3        1 683.7         1 636.9

Cost of sales                                   -665.2         -652.8       -1 303.8        -1 291.4
                                             ----------     ----------     ----------      ----------
GROSS PROFIT                                     184.3          170.5          379.9           345.5

Selling, general &
administrative expense                           -41.3          -37.2          -80.9           -71.3
Research & development                           -36.9          -34.8          -74.2           -67.7
Amortization of intangibles                      -14.2(3)       -15.1(3)       -29.5(3)        -29.8(3)
Other income, net                                 -0.9            2.8           -0.5             5.4
                                             ----------     ----------     ----------      ----------
OPERATING INCOME                                  91.0           86.2          194.8           182.1

Equity in earnings of affiliates                   2.2            0.7            4.9             2.0
Interest income                                    2.6            1.5            3.9             3.2
Interest expense                                 -12.7          -13.4          -26.6           -26.5
                                             ----------     ----------     ----------      ----------
INCOME BEFORE TAXES                               83.1           75.0          177.0           160.8

Income taxes                                     -34.0          -31.2          -72.6           -68.1
Minority interests in subsidiaries                -0.6           -0.3           -0.9            -0.3
                                             ----------     ----------     ----------      ----------
NET INCOME BEFORE ONE-TIME ITEMS                  48.5           43.5          103.5            92.4

EARNINGS PER SHARE                                 0.47           0.42           1.01            0.90

Write-off of acquired R&D                       -732.3(3)           -         -732.3(3)            -
                                             ----------     ----------     ----------      ----------
REPORTED NET INCOME                          $  -683.8      $    43.5      $  -628.8       $    92.4

    1)  Pro forma except May and June 1997
    2)  Pro forma
    3)  Based on updated independent appraisal

3.   Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

                                         June 30, 1997       Dec. 31, 1997
                                         -------------       -------------
                                                             Autoliv AB
    Finished products
       and work in progress               $65.0 mil.              45.3
    Raw material                           88.3                   55.5
                                           ----                   ----
                                           153.3                 100.8

4.   Borrowings

Prior to the Combination on May 1, 1997, ASP obtained a new credit facility of $850 million with a group of banks. ASP borrowed $750 million under this facility which it contributed to New Morton in connection with the Spin-Off. ASP currently utilizes a commercial paper program to cover its financing needs. The amount available under the new credit facility remains unchanged at $850 million.

5.   Other recent developments

Mr Fred Musone, Chief Operating Officer of Autoliv, Inc., and Robert Rapone, Vice President - Production of Autoliv, Inc., elected to end their employment with the company effective June 10, 1997. Following such resignations, Mr. Musone and Mr. Rapone became entitled to amounts owed in accordance with the provisions in their respective employment agreements.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Whereas the data provided under Item 1 in the Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows reflect the results of Autoliv, Inc. for all periods subsequent to April 30, 1997 and for Autoliv AB for all periods prior to May 1, 1997, the analysis provided below is based on actual results of Autoliv, Inc. for all periods subsequent to April 30, 1997 and pro forma results of Autoliv, Inc. for all periods prior to May 1, 1997.

RECENT ACQUISITION

On May 1, 1997, Autoliv, Inc. consummated the transactions described in the Prospectus, pursuant to which Autoliv, Inc, became a holding company which conducts operations through its two subsidiaries - Autoliv AB and Autoliv ASP Inc. In connection with such transactions, on May 1, 1997, the shares of Autoliv, Inc. began trading on the New York Stock Exchange under the symbol "ALV" and Swedish Depositary Receipts representing shares of Autoliv, Inc. began trading on the Stockholm Stock Exchange under the symbol "ALIV".

Prior to the Combination, Morton borrowed $750 million which it contributed to New Morton in connection with the Spinoff. Such borrowing became a liability of Autoliv ASP Inc. as a result of the Combination. Autoliv, Inc. recognized goodwill in the amount of $1.2 billion in connection with the Combination.

THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1996

Consolidated net sales for the quarter ended June 30, 1997 increased by 3% to $849 million over the corresponding quarter 1996. Excluding the impact of the translation effect of the strengthening of the US dollar, sales grew by about 10% (65% of the company's sales are outside the United States). Prices have continued to decline. The production of light vehicles in Europe and the U.S., Autoliv's main markets, is estimated to have grown by 2%.

Posted sales of airbag products (including steering wheels) rose 4%, while airbag product sales adjusted for currency effects and corporate acquisitions grew particularly fast with shipments to Audi, BMW, Mazda, Mitsubishi, Nissan, Porsche, Renault, Subaru, Toyota, Volkswagen and Volvo.

Posted sales of seat belt products (including seat sub-systems) rose 1%, while sales excluding currency effects grew 12%. The improvements are explained by continued strong sales of pretensioners, new contracts and slightly higher market shares in key markets.

Net sales for the six-month period January - June, 1997 rose 3% to $1,684 million over the corresponding period 1996. Adjusted for currency translation effects and corporate acquisitions, sales grew by about 9%. Posted sales for airbags and seat belts increased 4% and 1%, respectively, while the growth rates excluding currency effects and acquisitions were 8% and 11%, respectively.

The Company's net income before a one-time write-off for the six-month period ended June 30, 1997, rose 12% on a comparable basis to $103.5 million and earnings per share to $1.01, compared to $92.4 million and 90 cents, respectively, for the corresponding period 1996.

In accordance with the information provided in the Prospectus, posted net income has been charged by $732 million to reflect the one-time write-off of purchased in-process research and development. This amount - as well as the amount for acquired patents and patent-supported technology - has been updated from the amount reflected in the Prospectus following an independent appraisal. The goodwill and patent amortizations have been adjusted accordingly, from $46.4 million to $49.5 million per year.

The operating margin was 10.7% for the quarter ended June 30, 1997 and 11.6% for the six-month period ended June 30, 1997, compared to 10.5% and 11.1%, respectively, for the corresponding periods 1996. Return on equity was 13% for the twelve months ended June 30, 1997 compared to 11% for the twelve months ended June 30, 1996.

The tax rate is 41% for both the quarter and the six-month period ended June 30, 1997. Excluding non-deductible amortizations, the tax rate is 36 percent.

LIQUIDITY AND SOURCES OF CAPITAL

Cash provided by operations increased from $172 million to $221 million between the six-month periods ended June 30, 1996 and 1997. Capital expenditures amounted to $104 million for the six month period ended June 30, 1997 compared to $123 million for the six month period ended June 30, 1996. Acquisitions of business represented only $4 million for the six month period ended June 30, 1997 compared to $65 million for the six month period ended June 30, 1996. Therefore cash flow after operating and investing activities improved by $129 million to $114 million between the two six-month periods.

As of June 30, 1997, net debt is $625 million, a decrease by $79 million from the beginning of the year. As of June 30, 1997, net debt to total capital stood at 27% compared to 30% at the beginning of the year.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K. Autoliv, Inc. filed the following reports on Form 8-K during the second quarter of 1997:

     (1) Report, dated April 28, 1997, containing press release announcing preliminary results, and extension, of Exchange Offer.

     (2) Report, dated April 30, 1997, containing press release announcing results of Exchange Offer.

     (3) Report, dated May 1, 1997, containing press release announcing consummation of Combination.

     (4) Report, dated June 12, 1997, containing press release announcing a joint venture.

     (5) Report, dated June 12, 1997, containing press release announcing management change at Autoliv, Inc.



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Autoliv, Inc.
                                      (Registrant)

Date:  August 11, 1997                By: /s/ Wilhelm Kull
                                          -----------------------
                                          Wilhelm Kull
                                          Chief Financial Officer