Form 10-Q
period 1997-09-30
AUTOLIV INC
filed 1997-11-13
CIK 1034670

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             ---------------

                                FORM 10-Q
                             Quarterly Report
                  Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                             ---------------


  For the period ended September 30, 1997      Commission file number: 001-12933


                              AUTOLIV, INC.
          (Exact name of registrant as specified in its charter)


    Delaware                                           51-0378542
    (State of other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    World Trade Center
    Klarabergsviadukten 70 Box 70381
    S-107 24 Stockholm, Sweden
    (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 102 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of October 20, 1997.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


                                        AUTOLIV, INC.
                        Consolidated Statement of Income (unaudited)
                         (dollars in millions except per share data)

                                             Three Months ended           Nine Months ended
                                             Sept 30,    Sept 30,         Sept 30,   Sept 30,
                                             1997        1996 2)          1997 1)    1996 2)

Sales                                    $  716.8        $  376.6      $ 1883.3     $ 1275.6
Cost of sales                              (561.4)         (299.1)      (1480.9)     (1021.6)
                                          -------         -------       -------      -------
Gross profit                                155.4            77.5         402.4        254.0
Selling, administration and general         (37.1)          (17.0)        (90.3)       (53.8)
  expense
Research and development expense            (36.2)          (23.0)        (99.3)       (74.0)
Amortization of intangibles,                (14.0)           (3.0)        (27.0)        (8.0)
  primarily goodwill
Other income - net                            2.4             0.5           2.6          4.1
                                          -------         -------       -------      -------
Operating income                             70.5            35.0         188.4        122.3

Equity in earnings of                         2.6             1.8           6.8          5.8
   affiliates
Interest income                               1.3             0.9           3.8          3.8
Interest expense                            (12.9)           (1.1)        (23.0)        (3.1)
                                          -------         -------       -------      -------
Income before income taxes                   61.5            36.6         176.0        128.8

Income taxes                                (26.7)          (12.7)        (69.0)       (44.4)
Minority interests in subsidiaries            0.1            (0.2)         (0.8)        (0.5)
                                          -------         -------       -------      -------

Net income before one-time item              34.9            23.7         106.2         83.9

Write-off of acquired R&D                                     --         (732.3)          --
Reported net income                          34.9            23.7        (626.1)        83.9
                                          =======         =======       =======      =======

Net income per share, fully diluted
  from operations before one-time items      0.34            0.43          1.30         1.53
  after one-time items                       0.34            0.43         (7.67)        1.53

Number of shares used in computing          102.9            55.0          81.6         55.0
per share amount

Number of shares outstanding,               102.9            55.0         102.8         55.0
including Autoliv AB shares not
converted in the Exchange Offer
(millions)

   See notes to consolidated financial statement

   1) Autoliv AB and subsidiaries for period on and prior to April 30, 1997; Autoliv, Inc., for May 1 to September 30, 1997
   2)  Autoliv AB and subsidiaries




                              AUTOLIV, INC.
               Consolidated Balance Sheet (unaudited)
                          (dollars in millions)

                                             September 30,      December 31,
                                                   1997           1996(1)
                                             ------------       ------------
ASSETS

Cash and cash equivalents                       $    153.5      $    131.7
Receivables, less allowances                         581.0           383.4
Inventories                                          166.1           100.8
Refundable and deferred income tax
   benefit                                            38.7            15.9
Prepaids                                              35.8             9.4
                                                  --------        --------
         Total current assets                        975.1           641.2
Property, plant and equipment, net                   689.9           322.4
Investments in affiliated companies                   31.4            26.0
Miscellaneous                                          1.1              --
Intangible assets, net (mainly
   acquisition goodwill)                           1,559.8            64.0
							        --------	      --------
      TOTAL ASSETS                                 3,257.3         1,053.6
                                                  ========        ========

LIABILITIES AND EQUITY

Short-term debt                                       98.5            62.1
Accounts payable                                     374.4           281.2
Accrued expenses                                     266.1           182.1
Income taxes                                          67.0            21.1
                                                  --------        --------
      Total current liabilities                      806.0           546.5
Long-term debt                                       672.8            12.8
Other noncurrent liabilities                          75.9            13.8
Minority interests in subsidiaries                    16.4            22.0
                                                  --------        --------
      Total noncurrent liabilities
      and minority interests                         765.1            48.6

Common stock, par value $1 per share                 102.2            80.1
Additional paid-in capital                         1,899.5
Retained earnings (accumulated
  deficit) and foreign currency
  translation adjustments                           (315.5)          378.4
                                                  --------        --------

      Total shareholders' equity                   1,686.2           458.5
                                                  --------        --------

TOTAL LIABILITIES AND EQUITY                       3,257.3         1,053.6
                                                  ========        ========

See notes to consolidated financial statement

--------
1    Autoliv AB and subsidiaries



                              AUTOLIV, INC.
             Consolidated Statement of Cash Flows (unaudited)

                          (dollars in millions)

									   NINE MONTHS ENDED
                                                       SEPT 30,      SEPT 30,
                                                        1997(1)       1996(2)

OPERATING ACTIVITIES

Net Income                                           $  (626.1)      $  83.9
Adjustments to reconcile net income to
net cash provided by operating activities:

   Write-off of acquired R&D                             732.3
   Depreciation and amortization                         107.6          59.8
   Deferred income taxes                                  (3.7)
   Undistributed earnings from affiliated
      companies                                           (5.7)         (5.7)
   Changes in operating assets and liabilities
     Receivables and other assets                          3.1           1.7
     Inventories                                          (1.1)         (6.1)
     Accounts payable and accrued expenses               (29.5)        (58.3)
     Income taxes                                          5.0          (2.6)
     Other-net                                            12.0
                                                        ------        ------
Net cash provided by operating activities                193.9          72.7

INVESTING ACTIVITIES
Expenditure for property, plant and equipment           (109.7)       (101.4)
Acquisition of businesses and
investments in affiliated companies                       (3.9)        (67.9)
Other                                                      0.7           1.0
                                                        ------        ------
Net cash used for investing activities                  (112.9)       (168.3)

Cash flow before financing                                81.0         (95.6)

FINANCING ACTIVITIES

(Decrease) / increase in debt                            (46.6)         27.4
(Decrease)in long term liabilities                        (0.7)         (2.8)
(Decrease) / increase in minority interest                (5.6)         21.6
Dividends paid                                           (31.7)        (18.5)

Other - net                                               (4.5)         10.6
                                                        ------        ------
Net cash (used for) provided by financing
activities                                               (89.1)         38.3

Effect of exchange rate changes on cash                  (15.4)          5.7

INCREASE / (DECREASE) IN CASH AND
CASH EQUIVALENTS                                         (23.5)        (51.6)
Cash in ASP May 1, 1997                                   45.2
Cash and cash equivalents at beginning of
    period                                               131.7         161.0
									  ------        ------
Cash and cash equivalents at end of period               153.4         109.4
                                                        ======        ======

--------------
See notes to consolidate financial statement

1 Autoliv AB and subsidiaries for period on and prior to April 30, 1997; Autoliv Inc., for May 1 to September 30, 1997
2  Autoliv AB and subsidiaries




                              Autoliv, Inc.
                Notes to consolidated Financial Statements
                               (unaudited)
                              Sept 30, 1997

1.   Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. The write-off of the appraisal value of in-process research and development of $732 million is not a recurring item and has not been included in the operating results for the nine month period. The unaudited interim financial statements should be read in conjunction with the proforma financial statements and notes thereto contained in the Proxy Statement/Prospectus/Exchange Offer dated
March 24, 1997 (the "Prospectus").

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

As of September 30, 1997, 54,391,516 shares of Autoliv AB, representing approximately 98.9% of the outstanding shares of Autoliv AB were exchanged for the same number of shares of Autoliv, Inc. Pursuant to the Merger, Morton shareholders received 47,753,108 shares of Autoliv, Inc. As of September 30, 1997, there were 102,191,024 shares of Autoliv, Inc. issued and outstanding with a par value of $1 per share. Autoliv, Inc. will exchange the remaining 608,484 Autoliv AB shares in a compulsory acquisition procedure pursuant to Swedish law.

The Combination has been accounted for as a purchase for financial accounting purposes in accordance with US generally accepted accounting principles, with Autoliv AB treated as the acquiror of ASP. The purchase price for ASP was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition as follows:

                                               (Millions of Dollars)

    PURCHASE PRICE:

    Debt assumed less cash                           $    704.8
    Other long term liabilities assumed                    32.4
    Stock issued                                        1,931.3(1)
    Merger cost                                            32.9
                                                     ----------
                                                        2,701.4

    FAIR MARKET VALUE OF ASSETS AND
    LIABILITIES ACQUIRED

    Net working capital                                   107.9
    Property, Plant and equipment                         368.0
    Investments and other non current assets                2.2
    Deferred taxes - non current                          (38.0)
    Intangible assets                                     267.0
    In-process research and development                   732.3
                                                     ----------

    Purchase Price over
    Fair Value of Net Assets Acquired (Goodwill)     $  1,262.0

    1) Based on the average share price of Autoliv AB on the Stockholm Stock Exchange of SEK 267.5 - two days prior and two days post announcement of the combination on September 30, 1996 (or $40.41/share based on an exchange rate of $1 = SEK 6.62). The issuance of 47,803.738 new shares results in a purchase price for ASP of $1,931.3 million.

The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill. Independent appraisals have been used in establishing the fair market values.

The preliminary allocation of the purchase price will be adjusted during the fourth quarter of 1997 to reflect revised estimates of preacquisition contingencies, liabilities, restructuring costs and forward contract losses of approximately $75 million net of deferred income tax of approximately $50 million. A study is currently underway to finalize the valuation of the forward contract losses that should have been recognized at the time of purchase. The final estimate will be adjusted to goodwill in the fourth quarter of this year.

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

Autoliv has not yet completed the appraisal of the assets of ASP. The allocation of the purchase price and the proforma information presented below will be adjusted once complete information on the fair market value of ASP's assets and liabilities is developed.

The following unaudited proforma statements present the consolidated results of operation as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred, had the combination been made as of those dates or of results which may occur in the future.


                       CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

                                           Three Months July - September   Nine Months Jan.- Sept.
                                                  1997         1996(1)       1997(2)        1996(1)

Net sales

- Airbag products                            $   516.1      $   519.6      $ 1 724.5       $ 1 684.6
- Seat belt products                             200.7          209.9          676.0           681.8
                                             ----------     ----------     ----------      ----------
TOTAL NET SALES                                  716.8          729.5        2 400.5         2 366.4

Cost of sales                                   (561.4)        (575.4)      (1 865.3)       (1 866.9)
                                             ----------     ----------     ----------      ----------
GROSS PROFIT                                     155.4          154.1          535.2           499.5

Selling, general &
administrative expense                           (37.1)         (35.2)        (118.0)         (106.5)
Research & development                           (36.2)         (31.3)        (110.4)          (99.0)
Amortization of intangibles                      (14.0)         (15.4)         (43.5)          (45.1)
Other income, net                                  2.4            0.5            1.9             5.9
                                             ----------     ----------     ----------      ----------
OPERATING INCOME                                  70.5           72.7          265.2           254.8

Equity in earnings of affiliates                   2.6            1.9            7.5             3.9
Interest income                                    1.3            1.1            5.3             4.3
Interest expense                                 (12.9)         (13.3)         (39.5)          (39.8)
                                             ----------     ----------     ----------      ----------
INCOME BEFORE TAXES                               61.5           62.4          238.5           223.2

Income taxes                                     (26.7)         (27.2)         (99.3)          (95.3)
Minority interests in subsidiaries                 0.1           (0.2)          (0.8)           (0.5)
                                             ----------     ----------     ----------      ----------
NET INCOME BEFORE ONE-TIME ITEMS                  34.9           35.0          138.4           127.4

EARNINGS PER SHARE                                 0.34           0.34           1.35            1.24

Write-off of acquired R&D                             -                       (732.3)
                                             ----------     ----------     ----------      ----------
REPORTED NET INCOME                            $  34.9      $    35.0      $  (593.9)      $   127.4

    1)  Pro forma
    2)  Whereof January - April is reported as pro forma


3.   Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

                                         Sept 30, 1997       Dec. 31, 1996
                                         -------------       -------------
                                                             Autoliv AB
    Finished products
       and work in progress               $70.9 mil.              45.3
    Raw material                           95.2                   55.5
                                           ----                   ----
                                          166.1                  100.8
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

5.   Other recent developments

Autoliv made on August 29, 1997 a cash offer to purchase the shares of Marling Industries p.l.c. The purchase price is about 31 million pounds sterling ($50 million). Payment for these shares was made in October and the company became thereby a subsidiary. As of October 21, 1997 97.3% of the Marling shares have been tendered and a compulsory acquisition procedure has begun.

As previously reported on August 5 the Board of Directors approved the adoption by the company of a Shareholder Right Plan. To implement the Plan a right will be distributed on December 4, 1997, for each share of Autoliv's common stock to holders of record at the close of Business on November 6, 1997.

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

THREE AND NINE MONTHS ENDED SEPT. 30, 1997 COMPARED WITH THREE AND NINE MONTHS ENDED SEPT. 30, 1996

Autoliv Inc, reported earnings per share of 34 cents compared to 34 cents for the third quarter 1996 and net income of $34.9 million for the three month period ended September 30, 1997, despite a 7 percent negative effect on sales from the stronger U.S. dollar. In addition, earnings have been affected by the commencement of several lower margin contracts following the model year shift in July. The negative effects have been offset, however, by higher vertical integration and the introduction of more cost-efficient components and designs.

Income before taxes amounted to $61.5 million compared to $62.4 million for the third quarter 1996.

Posted consolidated net sales for the third quarter 1997 declined by 2% to $717 million over the corresponding quarter 1996, mainly due to a stronger U.S. dollar and a continued price decline for airbags. (65% of sales are outside the U.S.). Excluding the currency translation effects, sales grew by about 5%. Sales have been negatively affected by supplier problems mainly due to a large number of production startups for new car models. The production of light vehicles in Europe and the U.S. is estimated to have grown by 1%.

Posted sales of airbag products (incl. steering wheels) declined by 1% to $516 million, while sales adjusted for currency effects, grew by 4%. Side-impact airbag sales grew particularly fast.

Posted sales of seat belt products (incl. seat sub-system) decreased by 4% to $201 million, while sales excluding currency effects grew by 9%. The improvements are due to continued strong sales of the new seat belt products such as pretensioners and load limiters.

Posted net sales for the nine-month period ended September 30 rose by 1% to $2.4 billion over the corresponding period 1996. Adjusted for currency translation effects and corporate acquisitions, sales grew by about 6%. Posted sales for airbags increased by 2% and decreased for seat belts by 1%, while sales excluding currency effects and acquisitions grew for both product segments by 5% and 10%, respectively.

Net income for the nine-month period rose on a comparable basis by 9% to $138 million and earnings per share to $1.35, compared to $127 million and $1.24, respectively, for the corresponding period 1996. Earnings before taxes rose by 7% to $239 million from $223 million.

The tax rates remained almost unchanged at approximately 45% and 43%, respectively, from the previous year's third quarter and the nine-month period. Excluding non-deductible amortization, the tax rate is 39% for the third quarter.

LIQUIDITY AND SOURCES OF CAPITAL

Cash provided by operations amounted to $283 million during the nine-month period, of which $62 million was generated during the third quarter. Capital expenditures amounted to $146 and $43 million, respectively, for the nine-month period and third quarter.

Cash flow after operating and investing activities improved by $20 million during the third quarter to $133 million for the nine-month period, or to $1.29 per share.

As of September 30, 1997, net debt was $618 million, a decrease of $86 million since the beginning of the year and of $7 million since the end of the second quarter. As of September 30, 1997 net debt to equity stood at 37% compared to 43% at the beginning of the year.

RESTRUCTURING COSTS AND SAVINGS POTENTIAL

Based on an on-going assessment, goodwill is expected to increase by approximately $75 million, net of income tax, in the next quarter and the annual goodwill amortization to grow by approximately $2 million or $0.02 per share. This adjustment will reflect estimates of restructering costs, revised preacquisition contingencies and liabilities as well as forward contract losses.

The cost savings from the merger are calculated to amount to $100 million annually, when they begin to be fully realized in 1999. In addition to these cost reductions, the merger is expected to generate top-line synergies due to higher sales of, for instance, seat belts and steering wheels and by better penetration of new markets than would have resulted without the merger.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K. Autoliv, Inc. filed the following reports on Form 8-K during the third quarter of 1997:

     (1) Report, dated August 29, 1997, containing press release announcing tender offer for Marling Industries p.l.c.

     (2) Report, dated August 5, 1997, containing press release announcing dividend and adoption of Shareholder Right's plan.


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Autoliv, Inc.
                                      (Registrant)

Date:  November 14, 1997                By: /s/ Wilhelm Kull
                                          -----------------------
                                          Wilhelm Kull
                                          Chief Financial Officer