Form 10-K405
period 1997-12-31
AUTOLIV INC
filed 1998-03-26
CIK 1034670

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1997

Commission file Number: 001-12933

AUTOLIV, INC.

Incorporated in the State of	 Delaware             I.R.S. Employer
Identification No. 51-0378542

Address of principal executive offices:

World Trade Center,
Klarabergsviadukten 70, SE-107 24 Stockholm, Sweden
Telephone number, including area code: +46 8 587 20 600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
-----------------------------------------------------------------------
Common Stock, par value $1.00 per share		New York Stock Exchange
						Stockholm Stock Exchange (Swedish
Depositary  Receipts)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes:   X       No: __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.           [X]

Aggregate market value of the Common Stock held by non-affiliates, based upon the closing price on the New York Stock Exchange-Composite Transaction Listing on March 12, 1998: $3,174 million.

Number of shares of Common Stock outstanding as of February 20, 1998:102,201,288

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the fiscal year ended December 31, 1997 (the "Annual
Report"): Parts I ,II, III and IV

2. Portions of definitive Proxy Statement dated March 10, 1998 (the "1998 Proxy Statement"): Part III

3. Certain Exhibits of Registration Statement on Form S-4 (File #333-23813) (the "Registration Statement"): Part IV


PART I
Item 1. Business*

General

Autoliv, Inc. ("Autoliv"), a Delaware holding corporation with principal executive offices in Stockholm, Sweden, was formed in October 1996 for the purpose of effecting the combination (the "Combination") of Autoliv AB
("AAB" or "Autoliv AB") and the automotive safety products business of Morton International, Inc. Effective April 30, 1997, Morton International, Inc. (subsequently renamed Autoliv ASP, Inc. ("ASP")) contributed its businesses other than the automotive safety products business to a newly created subsidiary (subsequently renamed Morton International, Inc.) and all the outstanding common stock of this newly created subsidiary was spun off on a share for share basis to the shareholders of Morton International, Inc. Pursuant to the Combination AAB shareholders exchanged their shares in AAB for 53.2 percent of Autoliv's shares and Morton International, Inc.'s shareholders received 46.8 percent of Autoliv's shares. The Combination was a tax free reorganization under both Swedish and United States tax laws. For accounting purposes the Combination was treated as a purchase by Autoliv of ASP.

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol "ALV" and Swedish Depositary Receipts representing shares of Autoliv common stock trade on the Stockholm Stock Exchange under the symbol "ALIV." Options in Autoliv shares are listed on the Chicago Board Options Exchange under the symbol "ALIV." Autoliv's fiscal year ends on December 31.

Autoliv is a holding company which owns two principal subsidiaries, AAB and
ASP.
_______________________________

* THIS FORM 10-K CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS BUT FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S RESULTS TO DIFFER MATERIALLY FROM WHAT IS PROJECTED, INCLUDING THE FOLLOWING:
HIGHER RAW MATERIAL COSTS OR OTHER EXPENSES; A MAJOR LOSS OF CUSTOMERS; INCREASED COMPETITIVE PRICING PRESSURE ON THE COMPANY'S BUSINESS; FAILURE TO DEVELOP OR COMMERCIALIZE SUCCESSFULLY NEW PRODUCTS OR TECHNOLOGIES; THE OUTCOME OF PENDING AND FUTURE LITIGATION AND GOVERNMENTAL PROCEDURES; CHANGES IN LAWS OR REGULATIONS, INCLUDING ENVIRONMENTAL; PLANT DISRUPTIONS OR SHUTDOWNS DUE TO ACCIDENTS, NATURAL ACTS OR GOVERNMENTAL ACTION; PRODUCT LIABILITY AND RECALL ISSUES; AND OTHER DIFFICULTIES IN IMPROVING MARGIN OR FINANCIAL PERFORMANCE. IN ADDITON, THE COMPANY'S FORWARD LOOKING STATEMENTS COULD BE AFFECTED BY GENERAL INDUSTRY AND MARKET CONDITIONS AND
GROWTH RATES, GENERAL DOMESTIC AND INTERNATIONAL ECONOMIC CONDITIONS INCLUDING CURRENCY EXCHANGE RATE FLUCTUATIONS AND OTHER FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT
OF NEW INFORMATION OR FUTURE EVENTS.


AAB, a Swedish corporation, is a leading developer, manufacturer and supplier to the automotive industry of car occupant restraint systems. Starting with seat belts in 1956, AAB expanded its product lines to include seat belt pretensioners (1989), frontal airbags (1991), side-impact airbags
(1994), steering wheels (1995) and seat sub-systems (1996).

ASP, an Indiana Corporation, pioneered airbag technology in 1968 and has since grown into one of the world's leading producers of airbag modules and inflators. ASP designs, develops and manufactures airbag inflators, modules and airbag cushions. It sells inflators and modules for use in driver, passenger, side-impact and knee bolster airbag systems for worldwide automotive markets.

Business

Autoliv is one of the world's leading suppliers of automotive occupant safety restraint systems with a broad range of product offerings including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seat belts, steering wheels, safety seats and other safety systems and products. Autoliv has production facilities in 26 countries and has as customers almost all of the world's largest car manufacturers.

Autoliv employs approximately 17,800 people and its head office is located in Stockholm, Sweden and employs about 25 people. Autoliv's sales in 1997 on a pro forma basis exceeded $3 billion, approximately 70% of which consisted of airbags and associated products and approximately 30% of which consisted of seat belts and associated products. Autoliv's major markets are in Europe and the United States.

Financial Information on Industry Segment

Autoliv considers its products to be components of integrated car passenger protection systems which fall within a single industry segment. The financial data relating to Autoliv's business in such segment over the last three fiscal years is contained in the Financial Statements of the Annual Report (pages 34-45 of the printed report) and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 17 of the Notes to Consolidated Financial Statements of the Annual Report and is incorporated herein by reference.

Financial Information on Geographic Segments

Financial information concerning Autoliv's geographic segments is included in Note 18 in the Notes to Consolidated Financial Statements of the Annual Report, and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the sections entitled "The Market", "Autoliv's Safety Systems", "Airbags" and "Seat belts" in the Annual Report and is incorporated herein by reference (pages 8 through 15 in the printed report).


Research and Development

Expenses incurred for research and development activities were $136.6 million, $100.0 million, and $87.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Further information is included in the section entitled "Research and Development" of the Annual Report and is incorporated herein by reference (pages 16 and 17 in the printed report).

Manufacturing and Production

Including joint venture operations, Autoliv has 60 wholly or partially owned production facilities located in 26 countries, consisting of both component factories and assembly factories. See "Item 2. Properties" for a description of Autoliv's principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, pressed steel parts, springs, moulded plastic parts, and over-moulded steel parts used in seat belt and airbag assembly, seat subsystems and steering wheels. In addition, electronics are produced at the production facilities of some of the joint venture operations. The assembly factories source components from a number of parties, including Autoliv's own component factories, and assemble complete restraint systems for "just-in-time" delivery to customers. The products manufactured by Autoliv's assembly factories in 1997 consisted of approximately 40 million complete seat belt systems (almost 18 million of which were fitted with pretensioners), and about 20 million airbag modules (including 3 million side impact airbags).

Autoliv's "just-in-time" delivery systems have been designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. "Just-in-time" deliveries cause manufacturing close to the customers to be an important competitive advantage. The fact that the major automobile manufacturers are continually expanding production activities into more countries and require the same or similar safety systems as produced in Europe or the US increases the importance to suppliers of having production capacity in several countries. Autoliv currently operates production facilities for car safety products in more countries than its competitors.

Automobile manufacturers are seeking competitive quotes from suppliers and demand significant staged price reductions over a product's life cycle. In line with its customers' purchasing strategies, Autoliv has implemented cost-saving programs which are reducing Autoliv's own material, production and administrative costs.

If the supply of raw materials and components is not disrupted, the Autoliv assembly operations will not generally be constrained by capacity considerations. Autoliv can adjust capacity in response to changes in demand within a few weeks by the addition or removal of standardized production and assembly lines. Most of Autoliv's assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity.

Quality Management. Autoliv's products face extremely high reliability requirements. In order to meet high customer quality requirements and internal production efficiency requirements, Autoliv has for several years operated an advanced quality management system. The system is a zero defect rate system and is based upon preventive principles involving the measurement of a number of quality indicators. By reference to best practice within its industry segment, Autoliv had developed quality benchmarks applied throughout Autoliv and places great emphasis on continually improving the quality of its products, customer service and production processes.

All wholly owned Autoliv companies that deliver products directly to car manufacturers, with the exception of one company which is expected to be certified later this year, are certified according to ISO 9000 (as defined below) requirements. Most of Autoliv's joint venture companies are also ISO 9000-certified, with the remaining ones expected to be certified during 1998. "ISO 9000", a quality assurance management system endorsed by European nations and many other countries, is a checklist of functions, policies and rules, considered necessary to assure the quality of a company's products and services.

Over 20 Autoliv subsidiaries have already received QS 9000 certification, a quality standard stipulated by U.S. car manufacturers ("QS 9000"), and Autoliv's other major assembly companies are in the process of becoming
QS 9000-certified. QS 9000 applies to all suppliers, internal and external, who provide production and service parts and materials to Chrysler, Ford and General Motors.

Major Components Production Units - Integration. For several years, Autoliv has continually increased the level of backward vertical integration of its production activities. This integration helps Autoliv maintain low production costs and gives Autoliv direct control and experience with the underlying production phases.

Sources and Availability of Raw Materials and Components

Autoliv's business uses many raw materials in the manufacture of its products, nearly all of which are generally available from a number of qualified suppliers. Peaks in worldwide demand have had an impact on raw material costs and availability, particularly with single or sole sourced supplies. Autoliv's business, however, has not experienced significant or long-term difficulty in obtaining raw materials.

Autoliv's Dependence on Suppliers

Autoliv may be dependent in certain instances on a single supplier for certain components.

Delays or stoppages in the delivery of components could result in Autoliv being unable to supply complete products. Such delays or stoppages could result in Autoliv's customers having to halt their own production processes, which might result not only in loss of income to Autoliv on the reduced volume of supplied products but also in the customer seeking recoupment for consequential losses incurred due to its own lost production.

Global Operations

An important element of Autoliv's strategy has been to establish joint ventures to promote Autoliv's geographical expansion and technological development and to gain assistance in marketing Autoliv's full product line to local automobile manufacturers. Total sales of Autoliv's joint venture operations to outside customers aggregated to approximately $135 million in 1997. These joint venture operations are accounted for according to the equity method.

Autoliv typically contributes its design and production knowledge to the joint venture, with the local partner providing sales support and manufacturing facilities. However, certain partners also make technological contributions in the areas of pyrotechnics and electronics. Several of these local partners manufacture and sell standardized seat belt systems, but will, through the joint venture with Autoliv, be able to upgrade their technology to meet specific customer demands. In addition to joint ventures established in emerging markets, Autoliv has, also in certain instances, established joint ventures in markets such as France and South Africa, either to strengthen its sales position or to gain access to the market.

These operations of Autoliv will be subject to the usual risks inherent in global operations, including, but not limited to: risks with respect to currency exchange rates; economic and political destabilization; other disruption of markets; restrictive laws and actions of certain governments (such as restrictions on transfers of funds, export duties and quotas, foreign customs and tariffs, and unexpected changes in regulatory environments); difficulty in obtaining distribution and support; nationalization; the laws and policies of the United States, the European Union, and the World Trade Organization affecting trade, investment and loans; and tax laws.

There can be no assurance that these factors will not have a material adverse impact on Autoliv's ability to increase or maintain its international sales or on its results of operations.

Patents and Proprietary Technology

Autoliv has developed a considerable amount of proprietary technology related to car occupant restraint systems and relies on a number of patents to protect such technology. Autoliv protects many of its innovations with patents, and vigorously protects and defends its patents, trademarks and know-how against infringement and unauthorized use. At present, Autoliv holds approximately 2,800 patents covering a large number of innovations and product ideas, mainly in the fields of seat belt and airbag technologies. In addition, Autoliv utilizes, and has access to, the patents of Autoliv's joint ventures and joint venture partners. These patents expire on various dates during the period 1998 to 2017. The expiration of any single patent is not expected to have a material adverse effect on Autoliv's financial position.

Although Autoliv believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against Autoliv in the future. In addition, there can be no assurance that any patents now owned by Autoliv, will afford protection against competitors that develop similar technology.


Dependence on the Automotive Industry

The customers of Autoliv are automobile manufacturers whose production volumes are dependent upon general economic conditions and the level of consumer spending. The volume of car production in Autoliv's most important markets in North America, Europe and Asia has fluctuated considerably from year to year, and such fluctuations may give rise to fluctuations in the demand for Autoliv's products.

Substantial Reliance by Autoliv on Major Customers

A relatively small number of automobile manufacturers compose the existing customer base of Autoliv. Although business with any given customer is typically split into several contracts (usually one contract per car model), the loss of all of the business of certain customers could have a material adverse effect on Autoliv. Combined sales to Autoliv's largest customer represented approximately 14% of total fiscal 1997 sales. See Note 17 to the Notes to Consolidated Financial Statements of the Annual Report, which is incorporated herein by reference.

Autoliv's Pricing Pressures

As a consequence of the major automobile manufacturers' strong purchasing power, and the competitive pressures on car occupant restraint system suppliers to increase such suppliers' manufacturing capabilities, the unit prices of airbag systems and seat belts will continue to decline in the future. In addition, similar to other automobile component manufacturers, Autoliv expects that Autoliv and its subsidiaries will, under certain circumstances, quote fixed or maximum prices for long-term supply arrangements. The future profitability of Autoliv will depend upon, among other things, its ability to continue to reduce its per unit costs and maintain a cost structure, internally and with its suppliers, that will enable it to remain cost-competitive. Autoliv's profitability may also be influenced by its success in designing and marketing technological improvements in car occupant restraint systems.

Product Recalls

The possibility of substantial product recalls could pose a significant commercial risk to Autoliv in the future. AAB carries product recall insurance with coverage limits that Autoliv management believes are sufficient to cover potential product recalls. However, product recall insurance generally is unavailable in the United States, and ASP currently carries no such product recall insurance. A substantial product recall that is not covered by insurance or results in liabilities in excess of any coverage limits could have a material adverse effect on the financial condition and operating results of Autoliv.

Seasonality and Backlog

Autoliv's business is not subject to significant seasonal fluctuations. There are no material backlogs in Autoliv's business.



Certain Regulatory Matters and Developments

The automotive safety industry is subject to substantial regulation, both in the United States and in many other countries, which may affect the demand for Autoliv's products and Autoliv's manufacturing and development costs. These regulations are subject to frequent review by applicable regulatory authorities and other governmental entities, and are subject to change. In the United States, current federal legislation requires driver-side and passenger-side airbags in all new passenger cars (effective since September 1, 1997), and in all new light vehicles (unloaded vehicle weight of 5,500 pounds or less) by September 1, 1998. Changes in regulations, including permitting delays, in implementing certain provisions regarding installation of airbags under applicable U.S. regulations, could have a material impact on Autoliv's operations and financial condition. Such regulations are subject to a number of factors that are not within the control of Autoliv, including adverse publicity regarding the safety risks of airbags to children and small adults, domestic and foreign political developments, and litigation relating to Autoliv's and its competitors' products. There can be no assurance that regulatory developments or adverse publicity will not adversely affect customer demand for automotive safety products of Autoliv's business. Such changes could also result in slower increases, or in decreases, in demand for automotive safety products in other countries.

In November and December 1996, the U.S. National Highway Traffic Safety Administration("NHTSA") announced a series of proposed and final regulations relating to airbags. NHTSA has proposed certain regulations, to be in force until the regulations requiring adaptive airbags take effect, relating to the depowering of airbags (which proposed regulations were adopted on an interim basis in March 1997) and the deactivation of airbags at the request of certain high-risk profile groups. NHTSA has also indicated its intention to propose regulations that would require the phase-in of "smart airbags", the deployment of which would vary depending upon the severity of the crash and certain physical characteristics of the seat occupant. Implementation of such regulations could result in additional capital expenditures by Autoliv, could require additional technological improvements, and could result in lower sales than would otherwise be expected. The final regulations also require various additional warning labels to be conspicuously installed on new cars with airbags prior to the implementation of the regulations requiring adaptive airbags. The effect on Autoliv of the proposed regulations, if implemented, or of future regulatory developments in the United States or other countries is dependent upon many factors, some of which are outside Autoliv's control and cannot be predicted.

Environmental

AAB has no pending environmental related problems to the best of Autoliv's management's knowledge. Information concerning ASP environmental matters is included in Note 14 in the Notes to Consolidated Financial Statements of the Annual Report, and is incorporated herein by reference. Based on available information Autoliv does not believe that material expenditures for environmental compliance will be requested.


Employees

At December 31, 1997, Autoliv and its subsidiaries had approximately 17,800 employees.

Autoliv considers its labor relations to be good and has not experienced any major strike or other significant labor dispute for many years.

The majority of Autoliv's employees in its subsidiaries in Sweden are unionized. The principal unions to which Autoliv's Swedish employees belong are the Swedish Metal Workers Union, the Swedish Union of Clerical and Technical Employees in Industry, the Swedish Foremen and Supervisors' Association and the Swedish Association of Graduated Engineers. Important unions to which some of Autoliv's employees in subsidiaries in countries other than Sweden belong are IG Metall and Textil und Bekleidung in Germany, Amalgamated Engineering and Electrical Union in the United Kingdom, the Metal Workers Union in Australia, the Union of Needletraders and Industrial and Textile Employees in the United States, Confederation Generale des Travaileurs in France and Federacion Minerometalurgica, Union General de Trabajadores and Comisiones Obereras in Spain.

In Sweden, wages and general working conditions are typically the subject of centrally negotiated collective bargaining agreements. Within the limits established by these agreements, Autoliv's subsidiaries negotiate directly with the local unions representing the employees. In Australia, France and Spain, wages, salaries and general working conditions are negotiated with the local unions. In Germany, wages but not salaries are negotiated with the local unions, while in the United Kingdom and the United States there is far less union involvement in establishing wages, salaries and working conditions than in, for instance, Germany.

Under Swedish law, Autoliv's subsidiaries must negotiate important changes in operations and working conditions with the unions representing its employees. Although these negotiations may from time to time affect the timing of certain management decisions and actions, Autoliv's experience is that such negotiations contribute to good labor relations. In many other countries (e.g. Germany, Spain and France), negotiations must take place when a company wishes to dismiss employees and under certain other circumstances.

Employees in the Netherlands and Germany are represented by legally mandated workers' councils or similar organizations.

Item 2. Properties

Autoliv's various businesses operate through a number of production facilities and offices. Autoliv believes its properties to be adequately maintained and suitable for their intended use and its production facilities to have a capacity adequate for its current and foreseeable needs.


		AUTOLIV MANUFACTURING FACILITIES
Country	Production facility		Current primary activities	Ownership*
Argentina	Autoliv Argentina SA, 		Seat belts, airbags		100%
		Buenos Aires
Australia	Autoliv Australia, Melbourne	Seat belts				100%
		VOA Webco, Melbourne		Seat belt webbing			100%
		Moxham Industrial, Melbourne	Height safety equipment		100%

Canada	VOA Colfab, Collingwood			Seat belt webbing			100%

China		CHA, Changchun			Seat belts				JV
		NHA, Nanjing			Seat belts				JV
		Shanghai-VOA		    	 Seat belt webbing			JV

France	Autoliv France,
		Gournay-en-Bray			Seat belts and airbags		100%
		Autoliv Automation, Gournay	Production machinery equipment100%
		Autoliv Composants, Caudebec	Metal components for seat
							belts					100%
		EAK, Valentigney		Seat belts and 		airbags		JV
		Isodelta, Poitiers		Steering wheels and covers	77%
		Livbag, Brest			Pyrotechnical inflators		51%
		NCS, Survillier			Initiators for airbag
							inflators				51%
		Sagem-Autoliv, Rouen		Airbags and electronics		JV

Germany	Autoliv, Dachau			Airbags and pretensioners	100%
		Autoliv, Elmshorn			Seat belts				100%
		Autoliv, Dobeln			Seat belts				100%
		Autoliv, Braunschweig		Airbag module assembly		100%

		Stakupress, Norderstedt		Metal and plastic components	100%
Great
Britain 	Autoliv, Havant			Seat belts and airbags		100%
		Precision Components,
		Chichester 				Metal and plastic components	100%
		Tensator, Milton Keynes		Springs for belt retractors 	100%
							and height adjusters
		Airbags International,
		Congleton				Textile airbags			100%
		Marling Leek, Leek		Industrial webbing		100%
		Rykneld Tean, Derby		Industrial webbing		100%

Hungary	Autoliv, Sopron				Seat belts				100%

India		Autoliv-IFB, Bangalore		Seat belts				JV

*Denotes direct or indirect ownership by Autoliv

Indonesia	Autoliv Indonesia, Jakarta	Seat belts				JV

Italy		Cosma, Turin			Injection-moulded components	100%

Japan		Autoliv Japan, Kirihara		Airbags				100%

Malaysia	Autobelt, Kuala Lumpur		Seat belts				JV
		Airbag Systems Malaysia,
                Kuala Lumpur		      Airbags				JV
		Furniweb-VOA Safety Webbing,
		Kuala Lumpur			Seat belt webbings		JV

Mexico	Autoliv Mexico, Toluca			Seat belts				100%

Netherlands	Autoliv, Landgraaf		Seat belts and integrated
							child seats				100%
		Autoliv, Amsterdam		Airbag module assembly		100%
		Van Oerle Alberton, Boxtel	Seat belt webbing			100%
		CSV, Scherpenzeel		Industrial webbing		100%

New Zealand	Autoliv NZ, Auckland		Seat belts				100%

Philippines	Autoliv QB, Manila		Seat belts				JV

Romania	Autoliv Romania, Brasov			Seat belts				80%

Russia	Autoliv Russia, Dubna			Seat belts				100%
South Africa Autoflug, Johannesburg		Seat belts				JV

Spain		Autoliv-KLE, Barcelona		Seat belts and airbags		100%
		Autoliv-BKI, Valencia		Seat belts and airbags		100%

Sweden	Autoliv Sverige, Vargarda		Airbags, seat belts and

						integrated child seats		100%
		Autoflator, Vargarda		Cold inflators			51%
		Autoliv Hammarverken, Vaxjo	Components for car seats
				        		and knee protection		100%
		Autoliv Mekan, Hassleholm	Components for car seats	100%
		Autoliv Nokia, Motala		Airbag electronics		JV
		Svensk Airbag, Kungalv		Textile airbags			100%

Taiwan	Mei-An Autoliv, Taipei		Seat belts				JV

Thailand	Autoliv Thailand, Bangkok	Seat belts				JV

Turkey	Autoliv Cankor, Istanbul	Seat belts				JV

USA		Autoliv North America,		Seat belts				100%
		Indianapolis, Indiana
		Brigham City, Utah		Inflators				100%
		North Ogden, Utah			Component subassembly		100%
		Ogden, Utah				Airbag Modules			100%
		Ogden, Utah				Cushions				100%
		Ogden, Utah				Inflators				100%
		Promontory, Utah			Gas generant			100%
		Maryville, Tennessee		Airbag module assembly		50%



Technical Centers and Crash Laboratories**

Location						Function
Autoliv Research, Vargarda (Sweden)		Research center
Autoliv Safety Center, Vargarda (Sweden)	Technical center for full-scale
							tests, roll-overs, etc.
Autoliv Germany, Dachau				Technical center with full-scale
							test laboratory
Autoliv France, Gournay-en-Bray		Technical center with full-scale
							test laboratory
Autoliv UK, Havant				Technical center with full-scale
							test laboratory
Autoliv North America, Detroit		Technical center with full-scale
							test laboratory
Autoliv Australia, Melbourne			Full-scale test laboratory
Autoliv Spain, Barcelona			Full-scale test laboratory
Autoliv Germany, Hamburg			Full-scale test laboratory
Autoliv Inflator, Utah				Pyrotechnic Research
Autoliv North America, 				Sled Testing
Rochester Hills, Michigan
Autoliv Japan,Yokohama				Sled Testing
Autoliv Germany, Markgroningen			Sled Testing

**All such facilities are wholly owned directly or indirectly by Autoliv

Item 3. Legal Proceedings.

From time to time, Autoliv has been named as defendant in product liability and other lawsuits. Such lawsuits historically have not had an adverse impact on the financial condition of Autoliv. However, although AAB and ASP each carry product liability insurance to the extent reasonably available against insurable risks, future damages awards in the United States in product liability lawsuits could exceed the limits of available insurance coverage, and Autoliv might be held liable for punitive damages which are not capable of estimation. In addition, from time to time, the customers of Autoliv request their suppliers to participate in the defense of product liability litigation or to contribute to claim settlements. A substantial product liability award that is not covered by insurance or results in liabilities in excess of any coverage limits could have a material adverse effect on the financial condition and operating results of Autoliv.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Autoliv during the fourth quarter of 1997.



PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters Information

Information concerning the market for Autoliv's common stock including the relevant trading market, recent share prices, dividends, and approximate number of shareholders is included in the section entitled "Shareholder Information" of the Annual Report and is incorporated herein by reference (pages 22 and 23 in the printed report).

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 1997 is included in the Annual Report and is incorporated herein by reference (page 50 in the printed report).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 1997 is included in the Annual Report and is incorporated herein by reference (pages 31 through 33 in the printed annual report). The financial data in respect of the period prior to May 1, 1997, is that of Autoliv AB and its consolidated subsidiaries only and excludes that of ASP. The financial data for the period commencing May 1, 1997 is that of Autoliv, Inc. and its consolidated subsidiaries.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheet of Autoliv as of December 31, 1997 and 1996, and the Consolidated Statements of Income and Cash Flows for each of the three years in the period ended December 31, 1997, the Notes to Consolidated Financial Statements, and the Report of Independent Auditors are included in the Annual Report and are incorporated herein by reference (pages 34 through 46 in the printed annual report).

All of the schedules specified under Regulation S-X to be provided by Autoliv, have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors:

Information concerning the directors and nominee for director of Autoliv is included on pages 2-3 in the 1998 Proxy Statement and is incorporated herein by reference.

Executive Officers:

GUNNAR BARK, age 58, Chief Executive Officer, appointed May 1, 1997. See Directors for further details.

LEIF BERNTSSON, age 42, Vice President Purchasing, appointed May 1, 1997. Mr. Berntsson has been Vice President Quality of Autoliv AB since 1988 and also Vice President Purchasing of Autoliv AB since 1992. Mr. Berntsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

WILHELM KULL, age 61, Chief Financial Officer, appointed May 1, 1997. See Directors for further details.

CLAES HUMBLA, age 58, Vice President Human Resources, appointed May 1, 1997. Mr. Humbla has been Vice President Human Resources of Autoliv AB since 1989. Mr. Humbla holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

YNGVE HALAND, age 52, Vice President Research, appointed May 1, 1997. Dr. Haland has been Vice President Research of Autoliv AB since 1994. Prior to that he was Group Manager Research for Autoliv AB since 1989. Dr. Haland holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg, from which he also holds a doctorate's degree.

BENOIT MARSAUD, age 45, Vice President Manufacturing, appointed February 4, 1998. Mr. Marsaud has been Vice President Manufacturing of Autoliv AB since 1992 and in addition was appointed President of Autoliv France in May 1997. He holds a Master of Science Degree from Ecole Nationale Superieure Des Arts et Metiers in Paris.

MATS ODMAN, age 47, Director of Investor Relations, appointed May 1, 1997. Mr. Odman has been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Odman had the same position in Fermenta AB and Gambro AB. Prior to that Mr. Odman was Investor Relations Manager of Pharmacia AB.

JAN OLSSON, age 43, Vice President Engineering, appointed October 1, 1997. Mr. Olsson has been Manager of Engineering of Autoliv Sverige AB since 1989 and President of the same company since August 1994. Mr. Olsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

JORGEN I. SVENSSON, age 36, Vice President Legal Affairs, General Counsel and Secretary, appointed May 1, 1997. Mr. Svensson has been Legal Counsel of Autoliv AB since 1989, General Counsel since 1991, and Vice President Legal Affairs and General Counsel since 1994. Mr. Svensson holds a degree of Master of Law from the University of Lund.

Item 11. Executive Compensation

Information concerning executive compensation for the year ended December 31, 1997 is included on pages 4, 5 and 7 through 12 of the 1998 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information concerning beneficial ownership of Autoliv's common stock is included on page 4 of the 1998 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents Filed as Part of This Report

(1)  Financial Statements

The following consolidated financial statements are included on pages 34 through 46 of the Annual Report and are incorporated herein by reference:

Consolidated Statement of Income-Years ended December 31, 1997, 1996 and 1995 (page 34)

Consolidated Balance Sheet-as of December 31, 1997 and 1996(page 35)

Consolidated Statement of Cash Flows-Years ended December 31, 1997, 1996, and 1995 (page 36)

Notes to Consolidated Financial Statements (pages 37-45)

Report of Independent Auditors (page 46)

(2)  Financial Statement Schedules

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, they are not required or the information required is included in the financial statements or notes thereto.

(3) Index to Exhibits

2.1(a)	Combination Agreement, dated as of November 25, 1996, by and among Autoliv AB, Morton International, Inc., Autoliv and ASP
Merger Sub Inc. (the "Combination Agreement"), incorporated herein by reference to Exhibit 2.1(a) to the Registration
Statement. Autoliv agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange
Commission (the "Commission") upon request.


2.1(b)	Amendment No. 1 to the Combination Agreement, dated as of April
30, 1997, by and among Autoliv AB, Morton International, Inc.,
Autoliv and ASP Merger Sub Inc. incorporated herein by reference to Exhibit 2.1(b) to the Registration Statement.

2.2 		Distribution Agreement, dated as of April 30, 1997, by and
between Morton International, Inc. and New Morton International
Inc., incorporated herein by reference to Exhibit 2.2 to the Registration Statement. Autoliv agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

2.3 		Tax Sharing Agreement, dated as of April 30, 1997, by and

between Morton International, Inc. and New Morton International Inc. incorporated herein by reference to Exhibit 2.3 to the Registration Statement. Autoliv agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

2.4		Employee Benefits Allocation Agreement, dated as of April 30,
1997, by and between Morton International, Inc. and New Morton
International Inc., incorporated herein by reference to Exhibit
2.4 to the Registration Statement, Autoliv agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

3.1 		Autoliv's Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Registration
Statement.

3.2 		Autoliv's Restated By-Laws incorporated herein by reference to
Exhibit 3.2 to the Registration Statement.

4		Rights Agreement dated as of December 4, 1997 between Autoliv and First Chicago Trust Company of New York incorporated herein by reference to Exhibit 3 to Autoliv's Registration Statement on Form 8-A (File No. 1-12933).

11		Information concerning the calculation of Autoliv 's earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

13		Autoliv's Annual Report to Shareholders for the fiscal year
ended December 31, 1997.

21		A list of Autoliv's subsidiaries is included under the section entitled "Addresses" in the Annual Report and is incorporated herein by reference (pages 47 through 49 in the printed report).

22		No matters were submitted to Autoliv's stockholders during the fourth quarter of 1997.

23		Consent of Ernst and Young AB.

27		Financial Data Schedule.

99.1		Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv's Registration Statement on Form S-8 (File
No. 333-26299)

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended December 31, 1997.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26 day of March, 1998.



AUTOLIV, INC.
(Registrant)
By /s/ Wilhelm Kull

Wilhelm Kull
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 26 day of March, 1998.

Chairman and Chief Executive Officer and Director
	(Principal Executive Officer)  			/s/ Gunnar Bark

							Gunnar Bark

Vice President and Chief Financial Officer and Director
	(Principal Financial and Accounting Officer) 	/s/ Wilhelm Kull

                                                     	 Wilhelm Kull

						     								Director						/s/Per-Olof Aronson

								      							Per-Olof Aronson


Director						/s/George A. Schaefer

																George A. Schaefer


Director						/s/ S. Jay Stewart

                                                      	S. Jay Stewart


Director						/s/ Roger W. Stone

                                                      	Roger W. Stone


Director						/s/ Per Welin

                                            		Per Welin
