Form 10-Q
period 1998-03-31
AUTOLIV INC
filed 1998-05-14
CIK 1034670

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

			     ---------------

				FORM 10-Q
			     Quarterly Report
		  Pursuant to Section 13 or 15(d) of the
		     Securities Exchange Act of 1934

			     ---------------


		     For the period ended March 31, 1998

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

    Registrant's telephone number, including area code: 46 (8) 587 20 600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

	Yes:   X       No:
	    ------        -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 102 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of April 20, 1998.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


					AUTOLIV, INC.
			Consolidated Statement of Income (unaudited)
			 (dollars in millions except per share data)

					     Three Months ended
					 Mar. 31,       Mar. 31, 1)
					    1998           1997
Sales                                    $  837.9        $  445.7
Cost of sales                              (655.1)         (353.5)
					  -------         -------
Gross profit                                182.8            92.2
Selling, administration and general         (39.4)          (20.3)
  expense
Research and development expenses           (46.1)          (28.2)
Amortization of intangibles,                (15.2)           (2.9)
  primarily goodwill
Other income - net                            0.7             0.7
					  -------         -------
Operating income                             82.8            41.5

Equity in earnings of                         1.8             2.1
   affiliates
Interest income                               1.6             1.1
Interest expense                            (15.5)           (1.5)
					  -------         -------
Income before income taxes                   70.7            43.2

Income taxes                                (28.3)          (14.4)
Minority interests in subsidiaries            0.0            (0.4)
					  -------         -------

Net income                                   42.4            28.4




Net income per share - assuming 	     0.41            0.52
dilution

Number of shares used in computing          102.2            55.0
per share amount

Number of shares outstanding                102.2            55.0


   See notes to consolidated financial statements

   1)  Autoliv AB and subsidiaries





			      AUTOLIV, INC.
	       Consolidated Balance Sheet (unaudited)
			  (dollars in millions)

						March 31,     December 31,
						     1998             1997
					     ------------     ------------
ASSETS

Cash and cash equivalents                       $    250.1      $    152.0
Receivables, less allowances                         629.3           569.2
Inventories                                          201.9           197.8
Refundable and deferred income tax
   benefit                                            33.4            20.5
Prepaids                                              40.6            34.7
						  --------        --------
	 Total current assets                      1,155.3           974.2
Property, plant and equipment, net                   740.3           727.2
Investments and other receivables                     29.4            34.6
Intangible assets, net (mainly
   acquisition goodwill)                           1,674.5         1,694.5
						  --------        --------
      TOTAL ASSETS                                 3,599.5         3,430.5
						  ========        ========

LIABILITIES AND EQUITY

Short-term debt                                      229.2           186.2
Accounts payable                                     397.4           385.3
Accrued expenses                                     326.3           326.1
Other current liabilities                             77.8            69.6
Income taxes                                          58.2            32.3
						  --------        --------
      Total current liabilities                    1,088.9           999.5
Long-term debt                                       676.6           611.8
Other noncurrent liabilities                          97.9           100.8
Minority interests in subsidiaries                    13.5            14.4
						  --------        --------
      Total noncurrent liabilities
      and minority interests                         788.0           727.0

Common stock, par value $1 per share                 102.2           102.2
Additional paid-in capital                         1,938.5         1,938.5
Retained earnings (accumulated
  deficit) and foreign currency
  translation adjustments                           (318.1)         (336.7)
						  --------        --------

      Total shareholders' equity                   1,722.6         1,704.0
						  --------        --------

TOTAL LIABILITIES AND EQUITY                       3,599.5         3,430.5
						  ========        ========

See notes to consolidated financial statement






			      AUTOLIV, INC.
	     Consolidated Statement of Cash Flows (unaudited)

			  (dollars in millions)

							THREE MONTHS ENDED
						       MAR. 31,      MAR. 31,
							  1998       1997 (1)

OPERATING ACTIVITIES

Net Income                                             $  42.4       $  28.4
Adjustments to reconcile net income to
net cash provided by operating activities:


   Depreciation and amortization                          54.3          24.1
   Deferred income taxes                                   4.3
   Undistributed earnings from affiliated
      companies                                           (1.7)         (2.0)
   Changes in operating assets and liabilities
     Receivables and other assets                        (68.5)         (6.5)
     Inventories                                           0.4          10.5
     Accounts payable and accrued expenses                 3.8         (28.7)
     Income taxes                                         24.9           0.9
							------        ------
Net cash provided by operating activities                 59.9          26.7

INVESTING ACTIVITIES
Expenditure for property, plant and equipment            (59.0)        (24.5)
Acquisition of businesses and
investments in affiliated companies                       (3.3)          0.0
Other                                                      5.3           0.1
							------        ------
Net cash used for investing activities                   (57.0)        (24.4)

Cash flow before financing                                 2.9           2.3

FINANCING ACTIVITIES

Increase in short-term debt                               41.1           7.8
Increase / (decrease) in long-term liabilities            63.6          (2.7)
Decrease in minority interest                             (0.9)         (0.5)
Dividends paid                                           (11.2)
Other - net                                                4.6         (0.6)
							------        ------
Net cash (used for) provided by financing
activities                                                97.2         4.0

Effect of exchange rate changes on cash                   (2.0)         (8.0)

INCREASE / (DECREASE) IN CASH AND
CASH EQUIVALENTS                                          98.1          (1.7)
Cash and cash equivalents at beginning of
    period                                               152.0         131.7
							------        ------
Cash and cash equivalents at end of period               250.1         130.0
							======        ======

- --------------
See notes to consolidated financial statements

1  Autoliv AB and subsidiaries




			      Autoliv, Inc.
		Notes to Consolidated Financial Statements
			       (unaudited)
			      March 31, 1998

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

For comparison purposes the proforma income statement first quarter 1997 and proforma full year 1997 is included below.

For a further description of the combination on May 1, 1997 of Autoliv AB with the Auto Safety Products Business of Morton International, Inc. ("ASP"), see Autoliv Inc.'s Annual Report on Form 10-K for the year ended
December 31, 1997.

Statements in this report that are not historical facts are forward-looking statements, which involve risks and uncertainties that could affect the actual results of Autoliv Inc. ("Autoliv" or the "Company"). A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv's reports filed with the Securities and Exchange Commission.


		       CONSOLIDATED STATEMENTS OF INCOME PROFORMA (UNAUDITED) (Dollars in millions, except per share data)

						  Quarter Jan.- Mar.         Full Year
						  1998(1)        1997(2)       1997(3)
Net sales

- - Airbag products                            $   583.6      $   601.3      $ 2,316.4
- - Seat belt products                             254.3          232.9          940.4
					      ----------     ----------     ----------
TOTAL NET SALES                                    837.9          834.2        3,256.8

Cost of sales                                     (655.1)        (638.7)      (2,537.0)
					      ----------     ----------     ----------
GROSS PROFIT                                       182.8          195.5          719.8

Selling, general &
administrative expense                             (39.4)         (36.7)        (154.7)
Research & development                             (46.1)         (40.3)        (152.7)
Amortization of intangibles                        (15.2)         (15.2)         (59.6)
Other income, net                                    0.7            0.4            3.2
					      ----------     ----------     ----------
OPERATING INCOME                                    82.8          103.7          356.0

Equity in earnings of affiliates                     1.8            2.7           10.3
Interest income                                      1.6            1.3            7.1
Interest expense                                   (15.5)         (13.8)         (55.9)
					      ----------     ----------     ----------
INCOME BEFORE TAXES                                 70.7           93.9          317.5

Income taxes                                       (28.3)         (38.6)        (129.4)
Minority interests in subsidiaries                    -            (0.3)          (3.2)
					      ----------     ----------     ----------
NET INCOME BEFORE ONE-TIME ITEMS                    42.4           55.0          184.9

EARNINGS PER SHARE                                 0.41           0.54           1.35   4)

Write-off of acquired R&D                             -              -          (732.3) 4)
					      ----------     ----------     ----------
REPORTED NET INCOME                              $  42.4      $    55.0      $  (547.4)

    1)	Actual results
    2)  Pro forma results
    3) Comprised of proforma results for January 1, 1997 to April 30, 1997 and actual results for May 1, 1997 to December 31, 1997.
    4)  Included in the audited financial statements for Autoliv, Inc.
	(Autoliv AB and	subsidiaries for period on and prior to
	April 30, 1997 and Autoliv, Inc. for May 1 to December 31, 1997) is the Write-off of acquired R&D reflected as operating expense for which a loss per share of $6.70 is reported.

2.   Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)			 March 31, 1998     Dec. 31, 1997
					 --------------     -------------

    Finished products
       and work in progress              $105.9 mil.             113.0
    Raw material                           96.0                   84.8
					   ----                   ----
					  201.9                  197.8

3.   Other recent developments

Autoliv acquired on April 7, 1998 the remaining 50% of the shares in Autoliv-Nokia and the other parts of Nokia's automotive-related electronics business. These operations are consolidated as of January 1, 1998.

Following the acquisition in October, 1997 of the Marling Group, Autoliv sold four of the five Marling units not related to seat belt webbing, Marling's core business. The divestitures became effective as of January 1, 1998.

Autoliv's holding in Autoliv-Cankor in Turkey has been increased from 50% to 90%.

The acquisitions and divestitures decribed above have not has a material effect on the financial results of Autoliv for the first quarter of 1998.

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


THREE MONTHS ENDED MARCH 31, 1998 (ACTUAL) COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997 (PROFORMA)

Autoliv, Inc. reported sales and income before taxes of $838 million and $71 million, respectively, for the three-month period ended March 31, 1998, as compared to first quarter prior-year sales and income before taxes of $834 million and $94 million, respectively. The net income and earnings per share were $42 million and $0.41, respectively, in the first quarter of 1998, compared to $55 million and $0.54, respectively for first quarter 1997.

Posted consolidated net sales for the first quarter 1998 were $838 million compared to $834 million during the first quarter 1997. The underlying sales increase (i.e. excluding currency effects and acquisitions) was 3%. Since approximately 70% of Autoliv's business is outside North America, a major portion of sales was negatively affected by the stronger U.S. dollar.

The production of light vehicles is estimated to have grown by 6% in Europe and by 2% in North America, while light vehicle production in Japan is estimated to have fallen by 6%. The average increase for the three regions was 1.5%.

Posted sales of airbags products (incl. steering wheels) amounted to $584 million for first quarter 1998, compared to $601 million during the first quarter 1997. Adjusted for currency effects and corporate acquisitions, the decrease was 1%. Volumes have continued to rise outside the U.S.
(airbags are mandated in the U.S.). Price pressure has, however, at the same time been strong, especially in the U.S. The demand for side-impact airbags has continued to increase sharply, mainly as a result of higher installation rates. Currently, Autoliv ships this product to 18 car manufacturers divided among more than 60 different car models.

During the first quarter 1998 posted sales of seat belt products
(incl. seat sub-systems) grew by 9% compared to first quarter 1997 to $254 million, while sales excluding currency effects and acquisitions grew by 12%. Corporate acquisitions accounted for 4 percentage points of the reported increase. The significant increase in seat belt sales is due to new products and a higher sales volume. For example, the latest pretensioner generation introduced in 1997, has made it possible for Autoliv to increase its already high market share.

Due to the strong price pressure and the stronger U.S. dollar, operating income declined to $83 million in the first quarter 1998 from $104 million for the corresponding quarter of 1997. Selling, general and administrative expense has increased as a result of the consolidation of the newly acquired companies (Marling, Autoliv-Nokia and Autoliv Argentina). The research and development expense, also affected by the acquisitions, has in addition risen as a result of the safety radar system, smart airbag systems and other new projects for long-term growth. The weak Asian market also had a negative impact on both sales and earnings.

The gross margin and the operating margin for first quarter 1998 was 21.8% and 9.9%, respectively, compared to 22.1% and 10.9%, respectively for the full year 1997.

The effective tax rate for first quarter 1998 was 40.0%, compared to 40.8% for the full year 1997. Excluding non-deductible amortization, the tax rate was 36%.

LIQUIDITY AND SOURCES OF CAPITAL

The cash generated by operations amounted to $60 million for first quarter 1998. Of that amount, $54 million was used for capital expenditures (net) and $3 million for acquisitions of businesses. The most important corporate acquisition was that of Nokia's automotive-related electronic business.

Net debt increased by $10 million to $656 million during the first quarter of 1998. Net debt to equity stood unchanged at 38% as of March 31, 1998 compared to the beginning of the year.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K for the three months ended March 31, 1998.


				SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						Autoliv, Inc.
						(Registrant)

Date:  May 14, 1998                By:        /s/ Wilhelm Kull
					  -----------------------
					  Wilhelm Kull
					  Chief Financial Officer