Form 10-Q
period 1998-06-30
AUTOLIV INC
filed 1998-08-14
CIK 1034670

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

			     ---------------

				FORM 10-Q
			     Quarterly Report
		  Pursuant to Section 13 or 15(d) of the
		     Securities Exchange Act of 1934

			     ---------------


		     For the period ended June 30, 1998

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

	Yes:   X       No:
	    ------        -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 102 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of July 20, 1998.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


					AUTOLIV, INC.
			Consolidated Statement of Income (unaudited)
			 (dollars in millions except per share data)

				           Three Months ended         Six Months ended
				        June 30,       June 30, 1)   June 30,       June 30, 1)
					   1998           1997         1998           1997
Sales                                   $  877.9        $  720.8    $ 1,715.8      $ 1,166.5
Cost of sales                             (684.9)         (566.0)    (1,340.0)        (919.5)
					 -------         -------     ---------      ---------
Gross profit                               193.0           154.8        375.8          247.0
Selling, administration and general
  expense               		   (39.1)	   (32.9)	(78.6)	       (53.2)
Research and development expenses          (45.5)          (34.9)       (91.7)         (63.1)
Write-off of acquired R&D                                 (732.3)                     (732.3)
Amortization of intangibles,               (15.3)          (10.0)       (30.4)         (12.9)
  primarily goodwill
Other income - net                           0.1            (0.5)         0.9            0.2
			        	  -------         -------     ---------      ---------
Operating income (loss)                     93.2          (655.8)       176.0         (614.3)

Equity in earnings of                        2.4             2.1          4.2            4.2
   affiliates
Interest income                              3.1             1.4          4.7            2.5
Interest expense                           (14.4)           (8.7)       (29.9)         (10.1)
					  -------         -------    ----------     ----------
Income (loss) before income taxes           84.3          (661.0)       155.0         (617.7)

Income taxes                               (33.5)          (27.8)       (61.7)         (42.2)
Minority interests in subsidiaries          (0.2)           (0.6)        (0.2)          (1.0)
					  -------         -------    ----------     ----------

Net income (loss)                           50.6          (689.4)        93.1         (660.9)


Net income (loss) per share - assuming
dilution                                    0.50           (7.97)        0.91          (9.34)

Number of shares used in computing         102.2            86.5        102.2           70.7
per share amount

Number of shares outstanding               102.2           102.2        102.2          102.2


   See notes to consolidated financial statements

   1) Autoliv AB and subsidiaries prior to April 30, 1997;Autoliv Inc, for May 1 to June 30, 1997




			      AUTOLIV, INC.
	       Consolidated Balance Sheet (unaudited)
			  (dollars in millions)

						 June 30,     December 31,
						     1998             1997
					     ------------     ------------
ASSETS

Cash and cash equivalents                       $    239.7      $    152.0
Receivables, less allowances                         631.9           569.2
Inventories                                          229.7           197.8
Refundable and deferred income tax
   benefit                                            25.1            20.5
Prepaids                                              38.7            34.7
						  --------        --------
	 Total current assets                      1,165.1           974.2
Property, plant and equipment, net                   776.8           727.2
Investments and other receivables                     27.4            34.6
Intangible assets, net (mainly
   acquisition goodwill)                           1,662.5         1,694.5
						  --------        --------
      TOTAL ASSETS                                 3,631.8         3,430.5
						  ========        ========

LIABILITIES AND EQUITY

Short-term debt                                      225.1           186.2
Accounts payable                                     421.1           385.3
Accrued expenses                                     338.9           326.1
Other current liabilities                             74.1            69.6
Income taxes                                          39.1            32.3
						  --------        --------
      Total current liabilities                    1,098.3           999.5
Long-term debt                                       664.7           611.8
Other noncurrent liabilities                          93.7           100.8
Minority interests in subsidiaries                    12.1            14.4
						  --------        --------
      Total noncurrent liabilities
      and minority interests                         770.5           727.0

Common stock, par value $1 per share                 102.2           102.2
Additional paid-in capital                         1,938.5         1,938.5
Retained earnings (accumulated
  deficit) and foreign currency
  translation adjustments                           (277.7)         (336.7)
						  --------        --------

      Total shareholders' equity                   1,763.0         1,704.0
						  --------        --------

TOTAL LIABILITIES AND EQUITY                       3,631.8         3,430.5
						  ========        ========

See notes to consolidated financial statement






			      AUTOLIV, INC.
	     Consolidated Statement of Cash Flows (unaudited)

			  (dollars in millions)

							 SIX MONTHS ENDED
						       JUNE 30,      JUNE 30,
							  1998       1997 (1)

OPERATING ACTIVITIES

Net Income                                             $  93.1       $ 660.9
Adjustments to reconcile net income to
net cash provided by operating activities:

   Write-off of acquired R&D					       732.3
   Depreciation and amortization                         110.0          63.4
   Deferred income taxes                                   0.8           0.5
   Undistributed earnings from affiliated
      companies                                           (1.6)         (3.2)
   Changes in operating assets and liabilities
     Receivables and other assets                        (60.9)        (26.7)
     Inventories                                         (27.3)         15.1
     Accounts payable and accrued expenses                36.5           7.2
     Income taxes                                          5.8          11.1
     Other                                                   -          (7.8)
							 ------        ------
Net cash provided by operating activities                156.4         131.0

INVESTING ACTIVITIES
Expenditure for property, plant and equipment           (125.3)        (66.0)
Acquisition of businesses and
investments in affiliated companies                      (10.2)         (3.9)
Other                                                      4.0           0.3
							------        ------
Net cash used for investing activities                  (131.6)        (69.6)

Cash flow before financing                                24.8          61.4

FINANCING ACTIVITIES

Increase / (decrease) in short-term debt                  36.9         (55.4)
Increase / (decrease) in long-term liabilities            54.9          (3.0)
Decrease in minority interest                             (2.2)         (4.0)
Dividends paid                                           (22.5)        (20.5)
Other - net                                               (2.3)         (6.3)
							------        ------
Net cash provided by (used for) financing
activities                                                64.8         (89.2)

Effect of exchange rate changes on cash                   (2.0)         (7.8)

INCREASE / (DECREASE) IN CASH AND
CASH EQUIVALENTS                                          87.7         (35.6)
Cash and cash equivalents at beginning of
    period                                               152.0         176.9
							------        ------
Cash and cash equivalents at end of period               239.7         141.3
							======        ======

- --------------
See notes to consolidated financial statements

1) Autoliv AB and subsidiaries prior to April 30, 1997;Autoliv Inc, for May 1 to June 30, 1997 Autoliv AB and subsidiaries




			      Autoliv, Inc.
		Notes to Consolidated Financial Statements
			       (unaudited)
			      JUNE 30, 1998

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

For comparison purposes the proforma income statement second quarter 1997 and proforma full year 1997 is included below.

For a further description of the combination on May 1, 1997 of Autoliv AB with the Automotive Safety Products Business of Morton International, Inc. ("ASP"), see Autoliv Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

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


		       CONSOLIDATED STATEMENTS OF INCOME PROFORMA (UNAUDITED) (Dollars in millions, except per share data)

					  Quarter Apr.- June      Six Months Jan. - June    Full Year
					  1998(1)      1997(2)    1998(1)        1997(2)    1997(3)
Net sales

- - Airbag products                      $   599.9      $   607.1     1,183.5       1,208.4     2,316.4
- - Seat belt products                       278.0          242.4       532.3         475.3       940.4
				        ----------     ----------   ----------   ----------  ----------
TOTAL NET SALES                              877.9          849.5     1,715.8       1,683.7     3,256.8

Cost of sales                               (684.9)        (665.2)   (1,340.0)     (1,303.8)   (2,537.0)
				        ----------     ----------   ----------   ----------  ----------
GROSS PROFIT                                 193.0          184.3       375.8         379.9       719.8

Selling, general &
administrative expense                       (39.1)         (39.3)      (78.6)        (75.9)     (154.7)
Research & development                       (45.5)         (38.9)      (91.7)        (79.2)     (152.7)
Amortization of intangibles                  (15.3)         (14.2)      (30.4)        (29.5)      (59.6)
Other income, net                              0.1           (0.9)        0.9          (0.5)        3.2
				         ----------     ----------   ----------   ----------  ----------
OPERATING INCOME                              93.2           91.0       176.0         194.8       356.0

Equity in earnings of affiliates               2.4            2.2         4.2           4.9        10.3
Interest income                                3.1            2.6         4.7           3.9         7.1
Interest expense                             (14.4)         (12.7)      (29.9)        (26.6)      (55.9)
				         ----------     ----------   ----------   ----------  ----------
INCOME BEFORE TAXES                           84.3           83.1       155.0         177.0       317.5

Income taxes                                 (33.5)         (34.0)      (61.7)        (72.6)     (129.4)
Minority interests in subsidiaries            (0.2)          (0.6)       (0.2)         (0.9)       (3.2)
				         ----------     ----------  ----------   ----------   ----------
NET INCOME BEFORE ONE-TIME ITEMS              50.6           48.5        93.1         103.5       184.9

EARNINGS PER SHARE                            0.50           0.47  4)    0.91          1.01  4)    1.81 4)

Write-off of acquired R&D                        -         (732.3) 4)       -        (732.3) 4)  (732.3)4)
				        ----------     ----------   ----------   ----------   ----------
REPORTED NET INCOME                        $  50.6      $  (683.8)   $   93.1   $    (628.8)     (547.4)

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

2.   Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)                    June 30, 1998      Dec. 31, 1997
					 --------------     -------------

    Finished products
       and work in progress              $ 99.5 mil.             113.0
    Raw material                          130.2                   84.8
					   ----                   ----
					  229.7                  197.8

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


THREE AND SIX MONTHS ENDED JUNE 30, 1998 (ACTUAL) COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1997 (PROFORMA)

Autoliv, Inc. reported a 3 percent increase in sales to $878 million for the three-month period ended June 30, 1998, and a 4 percent improvement in earnings per share to $0.50, despite lower vehicle production, continued severe pricing pressure on airbags and the strike at General Motors.

Posted consolidated net sales for the second quarter 1998 rose by 3% to $878 million from $850 million for the corresponding quarter 1997. The underlying sales increase (i.e. excluding currency effects and acquisitions) was also 3%. The strike at General Motors is estimated to have negatively affected Autoliv's sales growth by about one percentage point.

The production of light vehicles is estimated to have grown by 3% in Europe, while that production in North America and Japan is estimated to have fallen by 6% and 17%, respectively. The average decline for the three regions therefore exceeded 5%.

Autoliv's sales of airbag products (incl. steering wheels) amounted to $600 million. Both posted sales and sales adjusted for currency effects and corporate acquisitions declined by 1%. The pricing pressure has continued to be severe, especially in the U.S. Unit sales have, however, continued to grow sharply, particularly for passenger and side-impact airbags. The number of customers for Autoliv's side-impact protection systems have increased to 21 vehicle manufacturers and the number of programs to more than 70 car models.

Posted sales of seat belt products (incl. seat sub-systems) grew by 15% to $278 million, while sales excluding currency effects and acquisitions grew by 14%. The significant increase is mainly due to new products. The latest pretensioner generation introduced last year has, for instance, made it possible not only to increase sales of this innovative feature but also to win sales for complete belt systems where the new pretensioner is an integra-ted part of the retactor.

Net sales for the six-month period rose by 2% to $1,716 million over the corresponding period 1997. Adjusted for currency effects and corporate acquisitions, sales grew by 3%. Posted sales for airbags declined by 2% and underlying sales by 1%. Posted sales for seat belt grew by 12% while the growth excluding currency effects and acquisitions was 14%.

The Company's net income increased by 4% to $51 million as a result of higher sales and better gross margin. This margin improved from 21.7% to 22.0% thanks to corporate acquisitions, higher vertical integration, reduced material costs and productivity improvements. Selling, general and administrative expense has also been kept unchanged. The R&D expense has, however, increased by 19% to take advantage of Autoliv's many business opportunities, not least in new areas such as pre- and post-crash systems. The increase is also the effect of the consolidation of new companies. The operating margin was, however, maintained at about 10.6%.

For the six-month period ended June 30 net income and earnings per share declined by 10% to $93 million and $0.91, respectively, due to the decline in the first quarter.

The effective tax rate was 40%, both for the quarter and the six-month period, compared to 41% for the corresponding quarter and six-month period 1997. Excluding non-deductible amortization, the tax rate was 36%.

LIQUIDITY AND SOURCES OF CAPITAL

Cash generated by operations during the quarter amounted to $97 million, after an increase in working capital of $7 million to $52 million. Of the cash, $68 million was used for capital expenditures and $7 million for acquisitions of businesses, compared to $48 million and $4 million, respec-tively, during the second quarter 1997. Major capital expenditures were used for increased capacity in initiators, inflators and airbag cushions, and for the construction of a plant in Brazil and a steering wheel plant in North America.

Net debt decreased by $3 million to $653 million during the quarter and increased during the six-month period by $7 million. At the end of the quarter, net debt to total equity stood at 37% compared to 38% at the beginning of the year.

PART II - OTHER INFORMATION

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Meeting of Stockholders of Autoliv, Inc. was held on April 21, 1998. At the meeting, the following matters were submitted to a vote of the stockholders of Autoliv, Inc.


    (1) The election of one director to hold office until the 2001 Annual Meeting of Stockholders. The vote was as follows:

	    Nominee		For		Witheld
	    -------	        ---             -------
	    Per-Olof Aronsson   79,815,667	15,351,320


    (2)     The approval of the Corporation 1997 Stock Incentive Plan.

	    For			Against         Abstain
	    ---                 -------         -------
            64,094,542		5,863,558	25,208,887


    (3)	    The ratification of Ernst&Young AB as the Corporation's
            independent auditing firm for the fiscal year ending
	    December 31, 1997, and for the fiscal year ending
	    December 31, 1998.

            For			Against         Abstain
	    ---                 -------         -------
            80,019,582		81,888		15,065,517


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K for the three months ended June 30, 1998.


				SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						Autoliv, Inc.
						(Registrant)

Date:  Aug 14, 1998                By:        /s/ Wilhelm Kull
					  -----------------------
					  Wilhelm Kull
					  Chief Financial Officer