Form 10-Q
period 1998-09-30
AUTOLIV INC
filed 1998-11-12
CIK 1034670

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

			     ---------------

				FORM 10-Q
			     Quarterly Report
		  Pursuant to Section 13 or 15(d) of the
		     Securities Exchange Act of 1934

			     ---------------


		     For the period ended September 30, 1998

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

	Yes:   X       No:
	    ------        -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 102 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of October 22, 1998.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


					AUTOLIV, INC.
			Consolidated Statement of Income (unaudited)
			 (dollars in millions except per share data)

				           Three Months ended         Nine Months ended
				         Sept 30,       Sept 30,    Sept 30,       Sept 30,1)
					    1998           1997         1998           1997
                                  C>
Sales                           $   804.4        $  716.8    $ 2,520.1      $ 1,883.3
Cost of sales                      (641.5)         (561.4)    (1,981.4)      (1,480.9)
				 	    -------         -------     ---------      ---------
Gross profit                        162.9           155.4        538.8          402.4
Selling, administration and general
  expense               	      (36.1)          (37.2)      (114.7)	        (90.4)
Research and development expenses   (40.2)          (36.2)      (131.9)         (99.3)
Write-off of acquired R&D                                                      (732.3)
Amortization of intangibles,        (15.2)          (14.0)       (45.6)         (26.9)
  primarily goodwill
Other income - net                    2.7             2.4          3.5            2.6
			        	     -------          -------    ---------     ---------
Operating income (loss)              74.1            70.4        250.1         (543.9)

Equity in earnings of                 0.9             2.6          5.1            6.8
   affiliates
Interest income                       1.7             1.3          6.4            3.8
Interest expense                    (12.7)          (12.9)       (42.6)         (23.0)
					    -------          -------    ----------     ----------
Income (loss) before income taxes    64.0            61.4        219.0         (556.3)

Income taxes                        (26.2)          (26.7)       (87.9)         (68.9)
Minority interests in subsidiaries      -             0.1         (0.2)          (0.9)
					     -------         -------    ----------     ----------

Net income (loss)                  $ 37.8         $ 34.8       $ 130.9        $(626.1)


Net income (loss) per share - assuming
dilution                          $  0.37        $  0.40       $  1.28       $  (8.85)

Number of shares used in computing  102.2            86.5        102.2           70.7
per share amount

Number of shares outstanding        102.2           102.2        102.2          102.2


   See notes to consolidated financial statements

   1) Autoliv AB and subsidiaries prior to April 30, 1997;Autoliv Inc, for May 1 to September 30, 1997




			      AUTOLIV, INC.
	       Consolidated Balance Sheet (unaudited)
			  (dollars in millions)

				         September 30,     December 31,
						     1998             1997
					     ------------     ------------
ASSETS

Cash and cash equivalents            $    139.4      $    152.0
Receivables, less allowances              668.3           569.2
Inventories                               247.8           197.8
Refundable and deferred income tax
   benefit                                 36.8            20.5
Prepaids                                   41.0            34.7
					        ---------        --------
	 Total current assets             1,133.3           974.2
Property, plant and equipment, net        831.5           727.2
Investments and other receivables          22.2            34.6
Intangible assets, net (mainly
   acquisition goodwill)                1,648.1         1,694.5
						   ---------       ---------
      TOTAL ASSETS                      3,635.1         3,430.5
					     	  ==========       =========

LIABILITIES AND EQUITY

Short-term debt                           184.6           186.2
Accounts payable                          390.6           385.3
Accrued expenses                          337.5           326.1
Other current liabilities                  90.3            69.6
Income taxes                               53.1            32.3
						  ---------        --------
      Total current liabilities         1,056.1           999.5
Long-term debt                            671.5           611.8
Other noncurrent liabilities               84.9           100.8
Minority interests in subsidiaries         13.6            14.4
						  ---------        --------
      Total noncurrent liabilities
      and minority interests              770.5           727.0

Common stock, par value $1 per share      102.2           102.2
Additional paid-in capital              1,938.5         1,938.5
Retained earnings (accumulated
  deficit) and foreign currency
  translation adjustments                (231.7)         (336.7)
						   --------        --------

      Total stockholders' equity        1,809.0         1,704.0
						   --------        --------

TOTAL LIABILITIES AND EQUITY            3,635.1         3,430.5
						   ========        ========

See notes to consolidated financial statement






			      AUTOLIV, INC.
	     Consolidated Statement of Cash Flows (unaudited)

			  (dollars in millions)

							     NINE MONTHS ENDED
						       SEPTEMBER 30,   SEPTEMBER 30,
							 1998            1997 (1)

OPERATING ACTIVITIES

Net Income                                     $  130.9     $ (626.1)
Adjustments to reconcile net income to
net cash provided by operating activities:

   Write-off of acquired R&D					         732.3
   Depreciation and amortization                  167.6        107.6
   Deferred income taxes                           (0.1)        (3.7)
   Undistributed earnings from affiliated
      companies                                    (1.8)        (5.7)
   Changes in operating assets and liabilities
     Receivables and other assets                (111.3)         3.1
     Inventories                                  (45.3)        (1.1)
     Accounts payable and accrued expenses         20.6        (29.5)
     Income taxes                                  19.8          5.0
     Other                                            -         12.0
							       ------        ----
Net cash provided by operating activities         180.4        193.9

INVESTING ACTIVITIES
Expenditure for property, plant and equipment    (202.5)      (109.7)
Acquisition of businesses and
investments in affiliated companies               (12.8)        (3.9)
Other                                               5.0          0.7
					        	       ------        ------
Net cash used for investing activities           (210.2)      (112.9)

Cash flow before financing                        (29.8)        81.0

FINANCING ACTIVITIES

Increase / (decrease) in short-term debt           (3.5)       (46.6)
Increase / (decrease) in long-term liabilities     58.5         (0.7)
Decrease in minority interest                      (0.7)        (5.6)
Dividends paid                                    (33.7)       (31.7)
Other - net                                        (2.0)        (4.5)
						             ------        ------
Net cash provided by (used for) financing
activities                                         18.6        (89.1)

Effect of exchange rate changes on cash            (1.4)       (15.4)

INCREASE / (DECREASE) IN CASH AND
CASH EQUIVALENTS                                  (12.6)       (23.5)
Cash and cash equivalents at beginning of
    period                                        152.0        176.9
						             ------       ------
Cash and cash equivalents at end of period        139.4        153.4
						             ======       ======

- --------------
See notes to consolidated financial statements

1) Autoliv AB and subsidiaries prior to April 30, 1997;Autoliv Inc, for May 1 to September 30, 1997 Autoliv AB and subsidiaries




			      Autoliv, Inc.
		Notes to Consolidated Financial Statements
			       (unaudited)
			      SEPTEMBER 30, 1998

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

For comparison purposes the proforma income statement for the first nine months 1997 and proforma full year 1997 is included below.

For a further description of the combination on May 1, 1997 of Autoliv AB with the Automotive Safety Products Business of Morton International, Inc., see Autoliv Inc.'s Annual Report on Form 10-K for the year ended
December 31, 1997.

Certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 are contained within this report, reflecting management's current estimate of future events. These forward-looking statements are based on many assumtions and contain a number of risks and uncertainties including changes in demand, prices of raw materials, and competitive conditions, Autoliv's ability to control internal costs, the successful development of new technologies, the implementation of strategic initiatives and general economic conditions. Accordingly, such forward-looking statements should not be relied upon as a prediction of actual results.


		       CONSOLIDATED STATEMENTS OF INCOME PROFORMA (UNAUDITED) (Dollars in millions, except per share data)

					  Quarter July - Sept.      Nine Months Jan. - Sept    Full Year
					  1998         1997         1998        1997(1)        1997(1)
Net sales

- - Airbag products            $   553.9      $   516.1     1,737.4       1,724.5     2,316.4
- - Seat belt products             250.5          200.7       782.8         676.0       940.4
				        ----------     ----------   ----------   ----------  ----------
TOTAL NET SALES                    804.4          716.8     2,520.2       2,400.5     3,256.8

Cost of sales                     (641.5)        (561.4)   (1,981.5)     (1,865.3)   (2,537.0)
				        ----------     ----------   ----------   ----------  ----------
GROSS PROFIT                       162.9          155.4       538.7         535.2       719.8

Selling, general &
administrative expense             (36.1)         (37.1)     (114.6)       (113.0) 2)  (154.7) 2)
Research & development             (40.2)         (36.2)     (131.8)       (115.4) 2)  (152.7) 2)
Amortization of intangibles        (15.2)         (14.0)      (45.7)        (43.5)      (59.6)
Other income, net                    2.7            2.4         3.5           1.9         3.2
				        ----------     ----------   ----------   ----------  ----------
OPERATING INCOME                    74.1           70.5       250.1         265.2       356.0

Equity in earnings of affiliates     0.9            2.6         5.1           7.5        10.3
Interest income                      1.7            1.3         6.4           5.3         7.1
Interest expense                   (12.7)         (12.9)      (42.6)        (39.5)      (55.9)
				        ----------     ----------   ----------   ----------  ----------
INCOME BEFORE TAXES                 64.0           61.5       219.0         238.5       317.5

Income taxes                       (26.2)         (26.7)      (88.0)        (99.3)     (129.4)
Minority interests in subsidiaries     -            0.1        (0.1)         (0.8)       (3.2)
				        ----------     ----------  ----------   ----------   ----------
NET INCOME BEFORE ONE-TIME ITEMS    37.8           34.9       130.9         138.4       184.9

EARNINGS PER SHARE                  0.37           0.34        1.28          1.35        1.81

Write-off of acquired R&D 3)           -              -           -        (732.3)3)  (732.3)3)
				        ----------     ----------   ----------   ----------   ----------
REPORTED NET INCOME              $  37.8        $  34.9    $  130.9   $    (593.9)     (547.4)

    1)  Includes proforma results for January 1 to April 30, 1997
    2)  Pro forma numbers reclassified
    3)  In the audited financial statements for Autoliv, Inc.
	  (Autoliv AB and subsidiaries for period on and prior to April 30, 1997 and Autoliv, Inc. for May 1 to December 31, 1997) the Write-off of acquired R&D is reflected as operating expense and a loss per share of $6.70 is reported for full year 1997.

2.   Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)     September 30, 1998      Dec. 31, 1997
			        ------------------      -------------

    Finished products
       and work in progress   $ 103.4 mil.             113.0
    Raw material                144.4                   84.8
					   ----                   ----
					  247.8                  197.8

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


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 (ACTUAL) COMPARED WITH THREE (ACTUAL)AND NINE MONTHS (PROFORMA) ENDED SEPTEMBER 30, 1997

Autoliv, Inc. reported a 12 percent increase in sales to $804 million for the three-month period ended September 30, 1998, and an 8 percent improvement in earnings per share to $0.37, despite continued severe pricing pressure on airbags, lower vehicle production and the strike at General Motors.

Sales were boosted by a record number of product launches, exceptionally strong demand for the company's side-impact airbags and a 25 percent increase in seat belt sales. Autoliv therefore believes that it has further strengthened its global market share, both in airbags and seat belts.

Income before taxes rose by 4 percent to $64 million from $62 million during the corresponding quarter 1997 and net income by 8 percent to $38 million from $35 million.

Consolidated net sales for the third quarter 1998 rose by 12% to $804 million from $717 million for the corresponding quarter 1997. The underlying sales increase (i.e. excluding currency effects and acquisitions) was 9%. The strike at General Motors is estimated to have negatively affected sales for the quarter by about 3%.

The production of light vehicles is estimated to have grown by 6% in Europe, while that production in North America and Japan is estimated to have fallen by 3% and 9%, respectively. The average weighted decline was approximately 2%.

Sales of airbags products (including steering wheels) grew by 7% to $554 million, while sales adjusted for currency effects and corporate acquisitions rose by 5%. The pricing pressure has continued to be severe, especially in the U.S. Unit sales grew, howewer, significantly faster, particularly for side and passenger airbags.

Sales of seat belt products (including seat sub-systems) grew by 25% to $251 million, while sales excluding currency effects and acquisitions grew by 20%. The significant increase is due to new products, higher vehicle production for some important customers and new contracts. The latest pretensioner generation ("The Roto-Pretensioner") introduced last year has made it possible not only to increase sales of pretensioners but also to win sales for complete belt systems where this new innovative feature is an integrated part of the retractor.

Net sales for the nine-month period rose by 5% over the corresponding period 1997 to $2,520 million. Sales for airbags increased by 1% and sales for seat-belts by 16%. The net of the translation effects from currency exchange rates and from corporate acquisitions was not significant.

The Company's net income for the third quarter increased by 8% to $38 million mainly as a result of higher sales. The record number of product launches (more than 100 in the new model year beginning mid-1998) and the exceptionally strong demand for many new Autoliv products have led to extra costs for start-ups, overtime, premium freights, etc. and therefore to somewhat lower margins. Gross margin declined from 21.7% to 20.3% and operating margin from 9.8% to 9.2%. The GM strike has also had a negative effect on margins.

For the nine-month period ended September 30, 1998 net income and earnings per share decreased by 5% to $131 million and $1.28, respectively, principally due to the decline in the first quarter and to higher R&D expenditures to take advantage of Autoliv's many business opportunities, especially in new areas such as pre- and post- crash systems. During the nine-month period, R&D expenditures rose by 14% compared to the sales increase of 5%.

The effective tax rate was 42% for the quarter and 41% for the nine-month period, compared to 45% and 43%, respectively,for the corresponding periods in 1997. Excluding non-deductible amortization, the tax rate was 36%.

LIQUIDITY AND SOURCES OF CAPITAL

Cash generated by operations during the quarter amounted to $24 million, after a $70 million increase in working capital to $122 million. Of the cash, $76 million was used for capital expenditures and $3 million for acquisitions of businesses, compared to $43 million and $0 million, respec-tively, during the third quarter 1997. The substantial increase in capital expenditures reflects the need for more manufacturing capacity following the strong demand for Autoliv's new products.

Net debt increased by $64 million to $717 million during the quarter and increased during the nine-month period by $71 million. At the end of the quarter, net debt to total equity stood at 40% compared to 38% at the beginning of the year.

YEAR 2000

Many financial information and operations systems used today may be unable to interpret dates after December 31, 1999 because these systems allow only two digits to indicate the year in a date. Consequently, these systems are unable to distinguish January 1, 2000 from January 1, 1900, which could have adverse consequenses on the operations of an entity and the integrity of information processing. This potential problem is referred to as the "Year 2000" or "Y2K" issue.

Autoliv has established a company-wide Y2K compliance program to determine Y2K issues and define a strategy to assure Y2K compliance. The compliance program includes: internal computer systems, manufacturing systems, suppliers and service providers. The company is following the compliance program of the Automotive Industry Action Group ("AIAG"), which represents several of its largest customers. The AIAG self assessment surveys are updated each quarter.

The phases common to all areas of the compliance program are: project start-up; inventory and assessment; conversion, upgrade and renovation; validation, including testing; and implementation. The project start-up and the inventory and assessment phases are essentially complete, with a limited set of activities relating to the inventory and assessment phase scheduled to be complete by the end of 1998.

Many of the Company's IT systems are currently Y2K ready. The balance of the Company's systems are currently being modified or replaced, with all significant systems targeted for Y2K readiness status by mid 1999. The need for contingency plans will be evaluated as this target date approaches. In several instances, the Company has replaced, or is in the process of replacing, older software with new programs and systems, rather than modifying existing systems solely to become Y2K ready. Replacing these systems results in a significant upgrade in systems and capabilities. Although the timing of the system repacements is influenced by the Y2K issue, in most instances these systems would have been replaced in the normal course of business. The Company does not anticipate that the costs associated with remediating the Company's non-compliant IT systems will be material.

The non-IT systems such as in the manufacturing, warehousing, R&D and building facilities areas are also being tested. The conversion, upgrade and renovation of such equipment is planned to be completed to a large extent by year-end 1998. The renovation of the remaining systems is expected to be completed by mid 1999. The cost of making the non-IT systems Y2K compliant is not expected to be material.

The Company has identified the most likely risk of Y2K non-compliance as the risk that automotive suppliers will not be Y2K compliant. Due to the general uncertainty inherent in the Y2K problem, the Company is unable to determine at this time whether the consequences of Y2K compliance failures will have a material effect on the Company's results of operations or financial condition. In addition, the Company does not have control over service providers and as a result cannot currently estimate to what extent future operating results may be adversely affected by the failure of these service providers to successfully address their Y2K issues.

The need for a contingency plan to deal with a scenario where Autoliv's external suppliers and service providers are not Y2K compliant at an appropriate date will be established during the second quarter of 1999.

The dates of completion and the costs of the program described above are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved, and if the actual timing and costs for the Y2K program differ materially from those anticipated, the Company's financial results and financial condition could be materially adversely affected.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K for the three months ended September 30, 1998.


				SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						Autoliv, Inc.
						(Registrant)

Date:  Nov 13, 1998            By:    /s/ Wilhelm Kull
					  -----------------------
					  Wilhelm Kull
					  Chief Financial Officer