Form 10-Q/A
period 1998-09-30
AUTOLIV INC
filed 1998-12-14
CIK 1034670

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

			     ---------------

				FORM 10-Q/A
			     Quarterly Report
		  Pursuant to Section 13 or 15(d) of the
		     Securities Exchange Act of 1934

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

The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)	27 Financial Data Schedule





ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K


(a)	 Exhibits:

         27 Financial Data Schedule




				SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						Autoliv, Inc.
						(Registrant)

Date:  Dec 14, 1998                       By:    /s/ Wilhelm Kull
					  -----------------------
					  Wilhelm Kull
					  Chief Financial Officer