Form 10-K405
period 1998-12-31
AUTOLIV INC
filed 1999-03-26
CIK 1034670

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1998

Commission file Number: 001-12933

AUTOLIV, INC.

Incorporated in the State of     Delaware             I.R.S. Employer
Identification No. 51-0378542

Address of principal executive offices:

World Trade Center,
Klarabergsviadukten 70, SE-107 24 Stockholm, Sweden
Telephone number, including area code: +46 8 587 20 600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered
- -----------------------------------------------------------------------
Common Stock, par value $1.00 per share         New York Stock Exchange
Stockholm Stock Exchange (Swedish  Depositary  Receipts)

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

Aggregate market value of the Common Stock held by non-affiliates, based upon the closing price on the New York Stock Exchange-Composite Transaction Listing on March 12, 1999: $3,933 million.

Number of shares of Common Stock outstanding as of March 8, 1999:102,313,365

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the fiscal year ended December 31, 1998 (the "Annual
Report"): Parts I ,II, III and IV

2. Portions of definitive Proxy Statement dated March 12, 1999 (the "1999 Proxy Statement"): Part III

3. Certain Exhibits of Registration Statement on Form S-4 (File #333-23813) (the "Registration Statement"): Part IV


PART I
Item 1. Business*

General

Autoliv, Inc. ("Autoliv"), a Delaware holding corporation with principal executive offices in Stockholm, Sweden, which owns two principal subsidiaries, Autoliv AB ("AAB" or "Autoliv AB") and Autoliv ASP, Inc. ("ASP").

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

Autoliv employs approximately 20,700 people and its head office is located in Stockholm, Sweden and employs about 30 people. Autoliv's sales in 1998 were $3.5 billion, approximately 70% of which consisted of airbags and associated products and approximately 30% of which consisted of seat belts and associated products. Autoliv's major markets are in Europe and the United States.

Financial Information on Segments

Autoliv considers its products to be components of integrated car passenger protection systems which fall within a single industry segment. The financial data relating to Autoliv's business in such segment over the last three fiscal years is contained in the Financial Statements of the Annual Report (pages 28-40 of the printed report) and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 18 of the Notes to Consolidated Financial Statements of the Annual Report and is incorporated herein by reference.

Financial Information on Geographic Areas

Financial information concerning Autoliv's geographic areas is included in Note 18 in the Notes to Consolidated Financial Statements of the Annual Report, and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the sections entitled "The Market", "Autoliv's Safety Systems", "Airbags" and "Seat belts" in the Annual Report and is incorporated herein by reference (pages 6 through 13 in the printed report).

Major Customers

Information concerning major customers is included in the section entitled "The Market-Customers" in the Annual Report and is incorporated herein by reference (page 7 in the printed report).

Research and Development

Expenses incurred for research and development activities were $176.2 million, $136.6 million, and $100.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Further information is included in the section entitled "Research and Development" of the Annual Report and is incorporated herein by reference (pages 14 and 15 in the printed report).

Manufacturing and Production

Including joint venture operations, Autoliv has 60 wholly or partially owned production facilities located in 28 countries, consisting of both component factories and assembly factories. See "Item 2. Properties" for a description of Autoliv's principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs, moulded plastic parts, and over-moulded steel parts used in seat belt and airbag assembly, seat subsystems and steering wheels. The assembly factories source components from a number of parties, including Autoliv's own component factories, and assemble complete restraint systems for "just-in-time" delivery to customers. The products manufactured by Autoliv's assembly factories in 1998 consisted of approximately 47 million complete seat belt systems (almost 23 million of which were fitted with pretensioners), and about 28 million airbag modules (including almost 8 million side impact airbags).

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

If the supply of raw materials and components is not disrupted, the Autoliv assembly operations generally will not be constrained by capacity considerations. Autoliv can adjust capacity in response to changes in demand within a few weeks by the addition or removal of standardized production and assembly lines. Most of Autoliv's assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity.

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

Virtually all wholly owned Autoliv companies that deliver products directly to car manufacturers are certified according to ISO 9000 (as defined below) requirements. Most of Autoliv's joint venture companies are also ISO 9000-certified, with the remaining ones expected to be certified during 1999. "ISO 9000", a quality assurance management system endorsed by European nations and many other countries, is a checklist of functions, policies and rules, considered necessary to assure the quality of a company's products and services.

Over 40 Autoliv subsidiaries have already received QS 9000 certification, a quality standard stipulated by U.S. car manufacturers ("QS 9000"), and Autoliv's other major assembly companies are in the process of becoming
QS 9000-certified. QS 9000 applies to all suppliers, internal and external, who provide production and service parts and materials.

Major Components Production Units - Integration

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

Global Operations

An important element of Autoliv's strategy has been to establish joint ventures to promote Autoliv's geographical expansion and technological development and to gain assistance in marketing Autoliv's full product line to local automobile manufacturers. Total sales of Autoliv's joint venture operations to outside customers aggregated to approximately $115 million in 1998. These joint venture operations are accounted for according to the equity method.

Autoliv typically contributes its design and production knowledge to the joint venture, with the local partner providing sales support and manufacturing facilities. Several of these local partners manufacture and sell standardized seat belt systems, but will, through the joint venture with Autoliv, be able to upgrade their technology to meet specific customer demands. In addition to joint ventures established in emerging markets, Autoliv has, also in certain instances, established joint ventures in markets such as France, either to strengthen its sales position or to gain access to the market.

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

Patents and Proprietary Technology

Autoliv has developed a considerable amount of proprietary technology related to car occupant restraint systems and relies on a number of patents to protect such technology. Autoliv protects many of its innovations with patents, and vigorously protects and defends its patents, trademarks and know-how against infringement and unauthorized use. At present, Autoliv holds approximately 2,800 patents covering a large number of innovations and product ideas, mainly in the fields of seat belt and airbag technologies. In addition, Autoliv utilizes, and has access to, the patents of Autoliv's joint ventures and joint venture partners. These patents expire on various dates during the period 1999 to 2019. The expiration of any single patent is not expected to have a material adverse effect on Autoliv's financial position.

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

Substantial Reliance by Autoliv on Major Customers

A relatively small number of automobile manufacturers compose the existing customer base of Autoliv. Although business with any given customer is typically split into several contracts (usually one contract per car model), the loss of all of the business of certain customers could have a material adverse effect on Autoliv. Combined sales to Autoliv's largest customer represented approximately 14% of total fiscal 1998 sales. See Note 17 to the Notes to Consolidated Financial Statements of the Annual Report, which is incorporated herein by reference.

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

Product Recalls

The possibility of substantial product recalls could pose a significant commercial risk to Autoliv in the future. Autoliv carries product recall insurance with coverage limits that Autoliv management believes are sufficient to cover potential product recalls. A substantial product recall that is not covered by insurance or results in liabilities in excess of any coverage limits could have a material adverse effect on the financial condition and operating results of Autoliv.

Seasonality and Backlog

Autoliv's business is not subject to significant seasonal fluctuations. There are no material backlogs in Autoliv's business.



Certain Regulatory Matters and Developments

The automotive safety industry is subject to substantial regulation, both in the United States and in many other countries, which may affect the demand for Autoliv's products and Autoliv's manufacturing and development costs. These regulations are subject to frequent review by applicable regulatory authorities and other governmental entities, and are subject to change. In the United States, current federal legislation requires driver-side and passenger-side airbags in all new passenger cars (effective September
1, 1997), and in all new light vehicles (unloaded vehicle weight of 5,500 pounds or less) effective since September 1, 1998. Changes in regulations could have a material adverse impact on Autoliv's operations and financial condition. Such regulations are subject to a number of factors that are not within the control of Autoliv, including adverse publicity regarding the safety risks of airbags to children and small adults, domestic and foreign political developments, and litigation relating to Autoliv's and its competitors' products. There can be no assurance that regulatory developments or adverse publicity will not adversely affect customer demand for automotive safety products of Autoliv's business. Such changes could also result in slower increases, or in decreases, in demand for automotive safety products in other countries.

In November and December 1996, the U.S. National Highway Traffic Safety Administration("NHTSA") announced a series of proposed and final regulations relating to airbags. NHTSA has proposed certain regulations, to be in force until the regulations requiring adaptive airbags take effect, relating to the depowering of airbags (which proposed regulations were adopted on an interim basis in March 1997) and the deactivation of airbags at the request of certain high-risk profile groups. Implementation of such regulations could result in additional capital expenditures by Autoliv, could require additional technological improvements, and could result in lower sales than would otherwise be expected if Autoliv does not have the necessary technology to meet the customer's requirements. The final regulations also require various additional warning labels to be conspicuously installed on new cars with airbags prior to the implementation of the regulations requiring airbags. The effect on Autoliv of the proposed regulations, if implemented, or of future regulatory developments in the United States or other countries is dependent upon many factors, some of which are outside Autoliv's control and cannot be predicted.

Environmental

AAB has no pending environmental related problems to the best of Autoliv's management's knowledge. Information concerning ASP environmental matters is included in Note 14 in the Notes to Consolidated Financial Statements of the Annual Report, and is incorporated herein by reference. Based on available information Autoliv does not believe that material expenditures for environmental compliance will be required.


Employees

At December 31, 1998, Autoliv and its subsidiaries had approximately 20,700 employees.

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

Canada          VOA Colfab, Collingwood         Seat belt webbing                       100%
		Autoliv Canada, Tillbury        Webbing plant under construction        100%

China           CHA, Changchun                  Seat belts                              JV
		NHA, Nanjing                    Seat belts                              JV
		Shanghai-VOA                    Seat belt webbing                       JV

France  Autoliv France,
		Gournay-en-Bray                 Seat belts and airbags          100%
		Autoliv Automation, Gournay     Production machinery equipment  100%
		Autoliv Composants, Caudebec    Metal components for seat
							belts                           100%
		EAK, Valentigney                Seat belts and          airbags         JV
		Isodelta, Poitiers              Steering wheels and covers      77%
		Livbag, Brest                   Pyrotechnical inflators         51%
		NCS, Survillier                 Initiators for airbag
						inflators                               51%
		Sagem-Autoliv, Rouen            Airbags and electronics         100%

Germany Autoliv, Dachau                         Airbags and pretensioners       100%
		Autoliv, Elmshorn               Seat belts                              100%
		Autoliv, Dobeln                 Seat belts                              100%
		Autoliv, Braunschweig           Airbag module assembly          100%

		Stakupress, Norderstedt         Metal and plastic components    100%
Great
Britain         Autoliv, Havant                 Seat belts and airbags          100%
		Precision Components,
		Chichester                      Metal and plastic components    100%
		Tensator, Milton Keynes         Springs for belt retractors     100%
							and height adjusters
		Airbags International,
		Congleton                       Textile airbags                 100%
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

Japan           Autoliv Japan, Tsukuba          Airbags                         100%

Malaysia        Autobelt, Kuala Lumpur          Seat belts                              JV
		Airbag Systems Malaysia,
			 Kuala Lumpur           Airbags                                 JV
		Furniweb-VOA Safety Webbing,
		Kuala Lumpur                    Seat belt webbings                      JV

Mexico          Autoliv Mexico, Toluca          Seat belts                              100%

Netherlands     Autoliv, Landgraaf              Seat belts and integrated
						child seats                             100%
		Autoliv, Amsterdam              Airbag inflator         100%
		Van Oerle Alberton, Boxtel      Seat belt webbing                       100%

New Zealand     Autoliv NZ, Auckland            Seat belts                              100%

Philippines     Autoliv QB, Manila              Seat belts                                      60%

Romania         Autoliv Romania, Brasov         Seat belts                              80%

Russia          Autoliv Russia, Dubna           Seat belts                              100%
South Africa    Autoflug, Johannesburg          Seat belts                              100%

Spain           Autoliv-KLE, Barcelona          Seat belts and airbags          100%
		Autoliv-BKI, Valencia           Seat belts and airbags          100%

Sweden  Autoliv Sverige, Vargarda               Airbags, seat belts and

						integrated child seats          100%
		Autoflator, Vargarda            Cold inflators                  51%
		Autoliv Hammarverken, Vaxjo     Components for car seats
						and knee protection             100%
		Autoliv Mekan, Hassleholm       Components for car seats        100%
		Autoliv Electronics, Motala     Airbag electronics              100%
		Svensk Airbag, Kungalv          Textile airbags                 100%

Taiwan          Mei-An Autoliv, Taipei          Seat belts                              JV

Thailand        Autoliv Thailand, Bangkok       Seat belts                              85%

Turkey          Autoliv Cankor, Istanbul        Seat belts                              90%

USA             Autoliv North America,          Seat belts                              100%
		Indianapolis, Indiana
		Brigham City, Utah              Inflators                               100%
		North Ogden, Utah                       Component subassembly           100%
		Ogden, Utah                             Airbag Modules                  100%
		Ogden, Utah                             Cushions                                100%
		Ogden, Utah                             Inflators                               100%
		Promontory, Utah                        Gas generant                    100%
		Fort Wayne, Indiana                     Steering Wheels                 100%
		Maryville, Tennessee            Airbag module assembly          50%



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

**All such facilities are wholly owned directly or indirectly by Autoliv

Item 3. Legal Proceedings.

From time to time, Autoliv has been named as defendant in product liability and other lawsuits. Such lawsuits historically have not had an adverse impact on the financial condition of Autoliv. However, although AAB and ASP each carry product liability insurance to the extent reasonably available against insurable risks, future damages awarded in the United States in product liability lawsuits could exceed the limits of available insurance coverage, and Autoliv might be held liable for punitive damages which are not capable of estimation. In addition, from time to time, the customers of Autoliv request their suppliers to participate in the defense of product liability litigation or to contribute to claim settlements. A substantial product liability award that is not covered by insurance or results in liabilities in excess of any coverage limits could have a material adverse effect on the financial condition and operating results of Autoliv.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Autoliv during the fourth quarter of 1998.



PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

Information concerning the market for Autoliv's common stock including the relevant trading market, recent share prices, dividends, and approximate number of shareholders is included in the section entitled "Shareholder Information" of the Annual Report and is incorporated herein by reference (pages 47 and 48 in the printed report).

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 1998 is included in the Annual Report and is incorporated herein by reference (page 46 in the printed report).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 1998 is included in the Annual Report and is incorporated herein by reference (pages 24 through 27 in the printed annual report). The financial data in respect of the period prior to May 1, 1997, is that of Autoliv AB and its consolidated subsidiaries only and excludes that of ASP. The financial data for the period commencing May 1, 1997 is that of Autoliv, Inc. and its consolidated subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Quantitative and Qualitative Disclosures about Market Risk are included in the Annual Report and are incorporated herein by reference (page 27 in the printed report).

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheet of Autoliv as of December 31, 1998 and 1997, and the Consolidated Statements of Income and Cash Flows for each of the three years in the period ended December 31, 1998, the Notes to Consolidated Financial Statements, and the Report of Independent Auditors are included in the Annual Report and are incorporated herein by reference (pages 28 through 40 in the printed annual report).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors:

Information concerning the directors and nominee for director of Autoliv is included on pages 2-3 in the 1999 Proxy Statement and is incorporated herein by reference.

Executive Officers:

GUNNAR BARK, age 59, until January 31, 1999, Chief Executive Officer, appointed May 1, 1997. See Directors for further details.

LARS WESTERBERG, age 51, President and Chief Executive Officer from February 1, 1999. See Directors for further details.

LEIF BERNTSSON, age 43, Vice President Purchasing, appointed May 1, 1997. Mr. Berntsson has been Vice President Quality of Autoliv AB since 1988 and also Vice President Purchasing of Autoliv AB since 1992. Mr. Berntsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

HANS BIORCK, age 47, Vice President and Chief Financial Officer effective April 1, 1999. Mr. Biorck has been Vice President, Treasurer since
September 1998. Before that Mr. Biorck held CFO positions in Esselte AB and EBS Inc. He holds a degree in Economics and Business Administration from the Stockholm School of Economics.


WILHELM KULL, age 62, Vice President IT, and Chief Financial Officer from May 1, 1997 until March 31, 1999. See Directors for further details.


CLAES HUMBLA, age 59, Vice President Human Resources, appointed May 1, 1997. Mr. Humbla has been Vice President Human Resources of Autoliv AB since 1989. Mr. Humbla holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.


YNGVE HALAND, age 53, Vice President Research, appointed May 1, 1997. Dr. Haland has been Vice President Research of Autoliv AB since 1994. Prior to that he was Group Manager Research for Autoliv AB since 1989. Dr. Haland holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg, from which he also holds a doctorate's degree.


BENOIT MARSAUD, age 46, Vice President Manufacturing, appointed February 4, 1998. Mr. Marsaud has been Vice President Manufacturing of Autoliv AB since 1992 and in addition was appointed President of Autoliv France in May 1997. He holds a Master of Science Degree from Ecole Nationale Superieure Des Arts et Metiers in Paris.

MATS ODMAN, age 48, Director of Investor Relations, appointed May 1, 1997. Mr. Odman has been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Odman had the same position in Fermenta AB and Gambro AB. Prior to that Mr. Odman was Investor Relations Manager of Pharmacia AB.

JAN OLSSON, age 44, Vice President Engineering, appointed October 1, 1997. Mr. Olsson has been Manager of Engineering of Autoliv Sverige AB since 1989 and President of the same company since August 1994. Mr. Olsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

JORGEN I. SVENSSON, age 37, Vice President Legal Affairs, General Counsel and Secretary, appointed May 1, 1997. Mr. Svensson has been Legal Counsel of Autoliv AB since 1989, General Counsel since 1991, and Vice President Legal Affairs and General Counsel since 1994. Mr. Svensson holds a degree of Master of Law from the University of Lund.

Item 11. Executive Compensation

Information concerning executive compensation for the year ended December 31, 1998 is included on pages 4, 5 and 7 through 12 of the 1999 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information concerning beneficial ownership of Autoliv's common stock is included on page 4 of the 1999 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents Filed as Part of this Report

(1)  Financial Statements

The following consolidated financial statements are included on pages 28 through 40 and Selected Financial Data on page 46 of the Annual Report and are incorporated herein by reference:

Consolidated Statement of Income-Years ended December 31, 1998, 1997 and 1996 (page 28)

Consolidated Balance Sheet-as of December 31, 1998 and 1997 (page 29)

Consolidated Statement of Cash Flows-Years ended December 31, 1998, 1997, and 1996 (page 30)

Notes to Consolidated Financial Statements (pages 31-39)

Report of Independent Auditors (page 40)

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

13              Autoliv's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

21              A list of Autoliv's subsidiaries is included under the section entitled "Addresses" in the Annual Report and is incorporated herein by reference (pages 41 through 43 in the printed report).

22              No matters were submitted to Autoliv's stockholders during the fourth quarter of 1998.

23              Consent of Ernst & Young AB.

27              Financial Data Schedule.

99.1 Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv's Registration Statement on Form S-8
(File No. 333-26299)

99.2            Amendment No. 1 to Autoliv, Inc 1997 Stock Incentive Plan


(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended December 31, 1998.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26 day of March, 1999.



AUTOLIV, INC.
(Registrant)
By /s/ Wilhelm Kull

Wilhelm Kull
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 26 day of March, 1999.


Chairman                                                /s/ Gunnar Bark

							    Gunnar Bark

Chief Executive Officer and Director
(Principal Executive Officer)                           /s/ Lars Westerberg

							    Lars Westerberg

Vice President and Chief Financial Officer and Director
	(Principal Financial and Accounting Officer)    /s/ Wilhelm Kull

							    Wilhelm Kull

Director                                                /s/ Per-Olof Aronson

							    Per-Olof Aronson

Director                                                /s/ Walter Kunerth

							    Walter Kunerth


Director                                                /s/ S. Jay Stewart

							    S. Jay Stewart


Director                                                /s/ Roger W. Stone

							    Roger W. Stone


Director                                                /s/ Per Welin

							    Per Welin
