Form 10-Q
period 1999-03-31
AUTOLIV INC
filed 1999-05-12
CIK 1034670

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

			     ---------------

				FORM 10-Q
			     Quarterly Report
		  Pursuant to Section 13 or 15(d) of the
		     Securities Exchange Act of 1934

			     ---------------


		     For the period ended March 31, 1999

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

	Yes:   X       No:
	    ------        -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 102 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of April 20, 1999.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


					AUTOLIV, INC.
			Consolidated Statement of Income (unaudited)
			 (dollars in millions except per share data)

							 Three Months ended
						       Mar. 31,       Mar. 31,
							 1999           1998
Net sales

- - - Airbag products                                  659.2          583.6
- - - Seat belt products                               276.2          254.3
						      ------         -------
TOTAL NET SALES                                        935.4          837.9

Cost of sales                                         (744.2)        (655.1)
						      -------        -------
Gross profit                                           191.2          182.8

Selling, administration and general                    (42.9)         (39.4)
  expense
Research and development expenses                      (48.9)         (46.1)
Amortization of intangibles,                           (16.3)         (15.2)
  primarily goodwill
Other income - net                                       0.3            0.7
						     -------        -------
Operating income                                        83.4           82.8

Equity in earnings of                                    1.2            1.8
   affiliates
Interest income                                          2.7            1.6
Interest expense                                       (14.4)         (15.5)
						     -------         -------
Income before income taxes                              72.9           70.7

Income taxes                                           (29.4)         (28.3)
Minority interests in subsidiaries                       0.6           (0.0)
						     -------         -------

Net income                                              44.1           42.4




Net income per share - assuming                         0.43           0.41
dilution

Number of shares used in computing                     102.3          102.2
per share amount
Number of shares outstanding                           102.3          102.2


   See notes to consolidated financial statements





			      AUTOLIV, INC.
	       Consolidated Balance Sheet (unaudited)
			  (dollars in millions)

							    March 31,     December 31,
								1999             1998
							 ------------   ------------
ASSETS

Cash and cash equivalents                                 $    89.4       $     118.5
Receivables, less allowances                                  704.3             664.2
Inventories                                                   245.1             264.9
Refundable and deferred income tax
   benefit                                                     47.3              43.2
Prepaids                                                       47.0              41.1
							    --------         --------
	 Total current assets                               1,133.1           1,131.8

Property, plant and equipment, net                            846.5             868.6
Investments and other receivables                              18.6              18.5
Intangible assets, net (mainly
 acquisition goodwill)                                      1,650.2           1,649.1
							   --------          --------
      TOTAL ASSETS                                          3,648.4           3,668.1
							   ========          ========

LIABILITIES AND EQUITY

Short-term debt                                               206.4             192.6
Accounts payable                                              439.6             457.1
Accrued expenses                                              301.9             312.4
Other current liabilities                                      92.3              76.0
Income taxes                                                   47.6              24.5
							   --------          --------
      Total current liabilities                             1,087.8           1,062.7

Long-term debt                                                596.8             628.6
Other noncurrent liabilities                                  103.9             116.3
Minority interests in subsidiaries                             17.1              14.6
							   --------          --------
      Total noncurrent liabilities
      and minority interests                                  717.8             759.4

Common stock, par value $1 per share                          102.3             102.3
Additional paid-in capital                                  1,941.5           1,940.0
Retained earnings (accumulated
  deficit) and foreign currency
  translation adjustments                                    (201.0)           (196.3)
							   --------          --------

      Total shareholders' equity                            1,842.8           1,846.0
							   --------          --------

TOTAL LIABILITIES AND EQUITY                                3,648.4           3,668.1
							   ========          ========

See notes to consolidated financial statement




			      AUTOLIV, INC.
	     Consolidated Statement of Cash Flows (unaudited)

			  (dollars in millions)

							  THREE MONTHS ENDED
							MAR. 31,      MAR. 31,
							   1999          1998

OPERATING ACTIVITIES

Net Income                                              $  44.1       $  42.4
Adjustments to reconcile net income to
net cash provided by operating activities:


   Depreciation and amortization                           66.7          54.3
   Deferred income taxes                                    3.6           4.3
   Undistributed earnings from affiliated
      companies                                             2.1          (1.7)
   Changes in operating assets and liabilities
   Receivables and other assets                           (50.2)        (68.5)
     Inventories                                           19.8           0.4
     Accounts payable and accrued expenses                (11.8)          3.8
     Income taxes                                          23.1          24.9
							 ------        ------
Net cash provided by operating activities                  97.4          59.9

INVESTING ACTIVITIES
Expenditure for property, plant and equipment             (66.9)        (59.0)
Acquisition of businesses and
investments in affiliated companies                       (24.8)         (3.3)
Other                                                       4.4           5.3
							 ------        ------
Net cash used for investing activities                    (87.2)        (57.0)

Cash flow before financing                                 10.1           2.9

FINANCING ACTIVITIES

Increase in short-term debt                                13.7          41.1
(Decrease) / increase in long-term liabilities            (31.8)         63.6
Increase / (decrease)  in minority interest                 2.5          (0.9)
Dividends paid                                            (11.3)        (11.2)
Other - net                                                (7.8)          4.6
							 ------        ------
Net cash (used for) provided by financing
activities                                                (34.7)         97.2

Effect of exchange rate changes on cash                    (4.6)         (2.0)

INCREASE / (DECREASE) IN CASH AND
CASH EQUIVALENTS                                          (29.1)         98.1
Cash and cash equivalents at beginning of
    period                                                118.5         152.0
							 ------        ------
Cash and cash equivalents at end of period                 89.4         250.1
							 ======        ======

----------------
See notes to consolidated financial statements





			      Autoliv, Inc.
		Notes to Consolidated Financial Statements
			       (unaudited)
			      March 31, 1999

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


2.   Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)                    March 31, 1999     Dec. 31, 1998
					 --------------     -------------

    Finished products
     and work in progress                  $98.5 mil.           $107.9
    Raw material                           146.6                 157.0
					    ----                  ----
					   245.1                 264.9

3.   Other recent developments

Autoliv has exercised its option to increase its holding from 51% to 66% in the inflator company Livbag and has secured the right to make Livbag a wholly-owned company. Livbag is Autoliv's most important supplier in Europe of inflators for airbags.

Autoliv has invested NOK 10 million (approx. US $1 million) in 330,000 newly issued shares in SensoNor, a supplier of airbag sensors. The investment will support development of new crash sensor technologies.

Construction of a completely new plant has begun in Turkey. The new facility will both replace the old plant and provide additional manufacturing capacity for recently secured new orders from such new customers as Ford and Renault.

Lars Westerberg assumed the position of President and Chief Executive Officer of Autoliv Inc., as of February 1 and was elected to the Company's board on February 10.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS
ENDED MARCH 31, 1998

Consolidated net sales for Autoliv Inc. grew by 12 percent to $935 million in the three-month period ended March 31, 1999, and earnings per share by 4 percent to $.43 compared to the corresponding quarter 1998. Sales of side airbags have continued to grow fast. Autoliv's margins have been negatively affected mainly by higher depreciation and delays in the cost reduction program due to the fast capacity build-up.

The income before taxes improved by 3 percent to $73 million.

Consolidated net sales for the first quarter 1999 grew by 12% to $935 million from $838 million during the first quarter 1998. Currency translation effects and acquisitions contributed approximately one percentage point each to the increase, which means that the underlying sales growth was approximately 10%. Since approximately 70% of Autoliv's business is outside the United States, a major portion of sales was favorably affected by the weaker U.S. dollar compared to the first quarter 1998.

The production of light vehicles is estimated to have grown by 4% in Europe and by 6% in North America. In Japan, however, the production is estimated to have fallen by 6% from an already low level. The average increase in the Triad thus was 2%.

Sales of airbag products (incl. steering wheels) rose by 13% to $659 million from $584 million. Adjusted for currency effects, the underlying sales increase was 12%. The decline in average selling prices has abated slightly, but is still considerable. As a result of higher installation rates, sales of side airbags continued to rise sharply. Sales of side airbags therefore already account for 13% of Autoliv's airbag revenues compared to 9% during the year-ago quarter. Sales of frontal airbags have continued to grow due to higher penetration rates and higher market share.

Sales of seat belt products (incl. seat-sub system) grew by 9% to $276 million from $254 million, while sales excluding currency effects and acquisitions grew by 6%. The increase in seat belt sales is due to higher sales volume and to new products.

Operating income for the quarter was almost unchanged, $83 million, from the corresponding period 1998, while income before taxes increased by 3% to $73 million as a result of lower interest rates. Net income and earnings per share improved by 4% to $44 million and $.43, respectively.

Gross margin fell from 21.8% to 20.4%. Of the decline, approximately one percentage point is due to higher depreciation. This reflects last years' substantial capital expenditures needed to take advantage of the strong order-intake and new business opportunities. Although pricing pressure has moderated slightly, the price decline is still considerable and additional cost reductions introduced by Autoliv have not been sufficient to offset the decline. Margins have also been affected by the fact that side airbags are becoming a mass product also for the low- price end of the vehicle market, especially since the strong demand has made it neccessary to give prioirity to capacity increases rather than to cost reductions. In addition, start-up costs have been high due to the strategic decision to enter many new markets and establish production in countries such as Brazil, Poland, Canada and steering wheels for the North American market.

Operating margin decreased from 9.9% to 8.9% during the first quarter 1999 due to the decline in gross margin. Both selling, general and administrative expenses, and research and development costs have, instead, had a positive effect on margins since these costs shrunk in relation to sales.

The effective tax rate was unchanged at 41%. Excluding nondeductible amortization, the tax rate was 36%.

LIQUIDITY AND SOURCES OF CAPITAL

The cash generated by operations amounted to $97 million compared to $60 million. Capital expenditures amounted to $63 million and $54 million, respectively, while $25 million and $3 million, respectively, were used for acquisitions of businesses. The net cash flow after operating and investing activities improved from $6 million to $10 million. The most important acquisitions were the increase of Autoliv's interest in Livbag and the investment in SensoNor. The most important capital expenditure projects were the new plants in Canada, Poland, Brazil and Turkey as well as additional production capacity for side airbags.

As a result of the acquisitions, net debt increased from $703 million at the beginning of the quarter to $714 million at the end. During the same period, the net-debt-to-equity ratio increased from 38% to 39%. Equity has been negatively impacted by currency effects.

Year 2000 Issue
Many financial information and operations systems used today may be unable to interpret dates after December 31, 1999, because these systems allow only two digits to indicate the year in a date. Consequently, these systems are unable to distinguish January 1, 2000, from January 1, 1900, which could have adverse consequences on the operations of an entity and the integrity of information processing. This potential problem is referred to as the "Year 2000" or "Y2K" issue.

Autoliv has established a company-wide Y2K compliance program to determine Y2K issues and has defined a strategy to assure Y2K compliance. The compliance program includes: internal computer systems, manufacturing systems, suppliers and service providers. The company is following the compliance program of the Automotive Industry Action
Group ("AIAG"), which represents several of its largest customers. The AIAG self assessment surveys are updated each quarter.

The phases common to all areas of the compliance program are: project start-up; inventory and assessment; conversion, upgrade and renovation; validation, including testing; and implementation. The project start-up and the inventory and assessment phases are completed. The conversion, upgrade and renovation are essentially completed. Validation, testing and implementation has to a large extent been completed during first quarter 1999.

The majority of the Company's IT systems are currently Y2K ready. The balance of the Company's systems are currently in the final stage of being modified or replaced, with all significant systems targeted for Y2K readiness status by mid 1999. The need for contingency plans will be evaluated as this target date approaches. In several instances, the Company has replaced, or is in the process of replacing, older software with new programs and systems, rather than modifying existing systems solely to become Y2K ready. Replacing these systems results in a significant upgrade in systems and capabilities. Although the timing of the system replacements is influenced by the Y2K issue, in most instances these systems would have been replaced in the normal course of business. The Company does not anticipate that the costs associated with remedying the Company's non-compliant IT systems will be material.

The non-IT systems such as in the manufacturing, warehousing, R&D and building facilities areas are also being tested. The conversion, upgrade and renovation of such equipment is completed to a large extent. The renovation of the remaining systems is expected to be completed by mid 1999. The cost of making the non-IT systems Y2K compliant is not expected to be material.

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

The need for a contingency plan to deal with scenarios where Autoliv's external suppliers and service providers are not Y2K compliant at an appropriate date will be established during the third quarter of 1999.

The dates of completion and the costs of the program described above are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved. If the actual timing and costs for the Y2K program differ materially from those anticipated, the Company's financial results and financial condition could be materially adversely affected. Management is periodically providing status reports to the Board of Directors. The Company is mainly using internal resources to address this issue, and believes that these resources will be sufficient to mitigate any potentially significant problems. Related expenses, which are not material, are charged to income as incurred.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Meeting of Stockholders of Autoliv, Inc. was held on May 6, 1999. At the meeting, the following matters were submitted to a vote of the stockholders of Autoliv, Inc.


    (1)     The reelection of three directors to hold office until the 2002
	    Annual Meeting of Stockholders. The vote was as follows:

	    Nominee                    For                   Witheld
	    -------                    ---                   -------
	    Wilhelm Kull            98,041,056               229,481
	    Jay Stewart             98,034,341               236,196
	    Roger Stone             98,052,090               218,447

    (2)     The approval of Amendment to the Corporation 1997 Stock Incentive Plan.

	    For          Against            Abstain
	    ---          -------            -------
	    94,595,519   1,999,438          1,675,580


    (3) The ratification of Ernst&Young AB as the Corporation's independent auditing firm for the fiscal year ending
	    December 31, 1999.

	    For               Against             Abstain
	    ---               -------             -------
	    98,138,909        42,129              89,499





ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

	   (a) Exhibits

	       27 Financial Data Schedule


	   (b) Reports on Form 8-K

	       The Company did not file any reports on Form 8-K for the three months ended March 31, 1999.




				SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						Autoliv, Inc.
						(Registrant)

Date:  May 12, 1999                By:           /s/ Hans Biorck
						 -----------------------
						 Hans Biorck
						 Chief Financial Officer