Form 10-Q
period 1999-06-30
AUTOLIV INC
filed 1999-07-22
CIK 1034670

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

			     ---------------

				FORM 10-Q
			     Quarterly Report
		  Pursuant to Section 13 or 15(d) of the
		     Securities Exchange Act of 1934

			     ---------------


		     For the period ended June 30, 1999

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

	Yes:   X       No:
	    ------        -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 102 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of July 20, 1999.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


					AUTOLIV, INC.
			Consolidated Statement of Income (unaudited)
			 (dollars in millions except per share data)

							 Quarter Apr. - June    Six Months Jan. - June           12 months
							 1999           1998        1999          1998     July 98-    Full Year
                                                                                                           June 99          1998
Net sales

- - - Airbag products                               $  698.0       $  599.9   $  1,357.2    $  1,183.5   $  2,590.4   $  2,416.4
- - - Seat belt products                               279.0          278.0        555.2         532.3      1,094.9      1,072.0
						      ------         -------    --------     ---------    ---------    ---------
TOTAL NET SALES                                        977.0          877.9      1,912.4       1,715.8      3,685.3      3,488.7

Cost of sales                                         (767.8)        (684.9)    (1,512.0)     (1,340.0)    (2,913.2)    (2,741.2)
						       -----        -------    ---------     ---------    ---------    ---------
Gross profit                                           209.2          193.0        400.4         375.8        772.1        747.5

Selling, administration and general                    (44.8)         (39.1)       (87.7)        (78.6)      (167.7)      (158.5)
  expense
Research and development expenses                      (50.3)         (45.5)       (99.2)        (91.7)      (183.8)      (176.2)
Amortization of intangibles,                           (16.1)         (15.3)       (32.4)        (30.4)       (63.4)       (61.5)
  primarily goodwill
Other income - net                                       0.1            0.1          0.4           0.9          2.4          2.8
						     -------        -------      --------    ---------    ---------    ---------
Operating income                                        98.1           93.2        181.5         176.0        359.6        354.1

Equity in earnings of                                   (0.4)           2.4          0.8           4.2          3.0          6.4
   affiliates
Interest income                                          2.4            3.1          5.1           4.7          8.4          8.0
Interest expense                                       (13.6)         (14.4)       (28.0)        (29.9)       (54.1)       (56.0)
						     -------         -------    ---------    ---------    ---------    ---------
Income before income taxes                              86.5           84.3        159.4         155.0        316.9        312.5

Income taxes                                           (35.6)         (33.5)       (65.0)        (61.7)      (127.1)       123.9
Minority interests in subsidiaries                       0.3           (0.2)         0.9          (0.2)         0.8         (0.3)
						     -------         -------   ----------    ---------    ---------    ---------

Net income                                              51.2           50.6         95.3          93.1        190.6        188.3




Net income per share - assuming                         0.50           0.50         0.93          0.91         1.86         1.84
dilution

Number of shares used in computing                     102.3          102.2        102.3         102.2        102.3        102.3
per share amount
Number of shares outstanding                           102.3          102.2        102.3         102.2        102.3        102.3


   See notes to consolidated financial statements





			      AUTOLIV, INC.
	       Consolidated Balance Sheet (unaudited)
			  (dollars in millions)

							     June 30,     December 31,
								1999             1998
							 ------------   ------------
ASSETS

Cash and cash equivalents                                 $   106.2         $   118.5
Receivables, less allowances                                  716.4             664.2
Inventories                                                   252.3             264.9
Refundable and deferred income tax
   benefit                                                     46.3              43.2
Prepaids                                                       34.3              41.1
							    --------         --------
	 Total current assets                               1,155.6           1,131.8

Property, plant and equipment, net                            850.7             868.6
Investments and other receivables                              16.4              18.5
Intangible assets, net (mainly
 acquisition goodwill)                                      1,630.7           1,649.1
							   --------          --------
      TOTAL ASSETS                                          3,653.3           3,668.1
							   ========          ========

LIABILITIES AND EQUITY

Short-term debt                                               247.1             192.6
Accounts payable                                              441.3             457.1
Accrued expenses                                              301.9             312.4
Other current liabilities                                      83.6              76.0
Income taxes                                                   36.5              24.5
							   --------          --------
      Total current liabilities                             1,113.2           1,062.7

Long-term debt                                                561.7             628.6
Other noncurrent liabilities                                  110.7             116.3
Minority interests in subsidiaries                              2.3              14.6
							   --------          --------
      Total noncurrent liabilities
      and minority interests                                  674.7             759.4

Common stock, par value $1 per share                          102.3             102.3
Additional paid-in capital                                  1,941.5           1,940.0
Retained earnings (accumulated
  deficit) and foreign currency
  translation adjustments                                    (178.4)           (196.3)
							   --------          --------

      Total shareholders' equity                            1,865.4           1,846.0
							   --------          --------

TOTAL LIABILITIES AND EQUITY                                3,653.3           3,668.1
							   ========          ========

See notes to consolidated financial statement





			      AUTOLIV, INC.
	     Consolidated Statement of Cash Flows (unaudited)

			  (dollars in millions)

						 Quarter Apr. - June       SIX MONTHS ENDED
									 June 30,      June 30,
						     1999       1998        1999          1998

OPERATING ACTIVITIES

Net Income                                        $  51.2    $  50.6     $  95.3       $  93.1
Adjustments to reconcile net income to
net cash provided by operating activities:


   Depreciation and amortization                     64.3       55.7       131.0         110.0
   Deferred income taxes                             13.2       (3.5)       16.8           0.8
   Undistributed earnings from affiliated
      companies                                      (0.4)       0.1         1.7          (1.6)
   Changes in operating assets and liabilities
   Receivables and other assets                       1.7        7.6       (48.7)        (60.9)
     Inventories                                     (7.2)     (27.7)       12.6         (27.3)
     Accounts payable and accrued expenses           (4.4)      32.7       (16.0)         36.4
     Income taxes                                   (11.1)     (19.1)       12.0           5.8
						   ------     -------     ------        ------
Net cash provided by operating activities           107.3       96.4       204.7         156.4

INVESTING ACTIVITIES
Expenditure for property, plant and equipment       (72.3)     (66.3)     (139.2)       (127.6)
Acquisition of businesses and
investments in affiliated companies                  (9.3)      (6.9)      (34.1)        (10.2)
Other                                                 8.8       (1.3)       13.2           6.3
						   ------     -------     ------        ------
Net cash used for investing activities              (72.8)     (74.6)     (160.0)       (131.6)

Cash flow before financing                           34.5       21.9        44.6          24.8

FINANCING ACTIVITIES

Increase in short-term debt                          40.7       (4.1)       54.4          36.9
(Decrease) / increase in long-term liabilities      (35.0)      (8.7)      (66.8)         54.9
Decrease in minority interest                       (14.8)      (1.4)      (12.3)         (2.2)
Dividends paid                                      (11.3)     (11.2)      (22.5)        (22.5)
Other - net                                           4.8       (6.9)       (3.0)         (2.3)
						   ------      ------     ------        ------
Net cash (used for) provided by financing
activities                                          (15.6)     (32.3)      (50.2)         64.8

Effect of exchange rate changes on cash              (2.0)       0.0        (6.7)         (2.0)

<DECREASE> / INCREASE IN CASH AND
CASH EQUIVALENTS                                     16.8      (10.4)      (12.3)         87.6
Cash and cash equivalents at beginning of
    period                                           89.4      250.1       118.5         152.0
						   ------     ------      ------        ------
Cash and cash equivalents at end of period          106.2      239.7       106.2         239.7
						   ======     ======      ======        ======

----------------
See notes to consolidated financial statements





			      Autoliv, Inc.
		Notes to Consolidated Financial Statements
			       (unaudited)
			      June 30, 1999

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


2.   Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)                    June 30, 1999      Dec. 31, 1998
					 --------------     -------------

    Finished products
     and work in progress                 $112.7 mil.           $107.9
    Raw material                           139.6                 157.0
					    ----                  ----
					   252.3                 264.9

3.   Other recent developments

Autoliv has made Isodelta wholly-owned by exercising its option to acquire the remaining 23% of the shares in the European steering wheel company.

A plant for labor-intensive production has been opened in Poland. The number of employees will be increased from 200 to 600 by the end of next year.

A memorandum of understanding has been reached to acquire close to 50% of the shares in the Estonian company Norma AS, the dominant seat belt supplier to Russian vehicle industry. A definitive agreement, which is expected to be concluded during the fall, would improve Autoliv's possibilities to sell new safety technoligies in Estern Europe and provide yet another possibility to move production to low labor-cost countries.

Construction of a new plant in Romania has begun. The new facility will both replace the existing plant and provide additional manufacturing capacity, especially for the rapidly expanding contract work for Autoliv's companies in high-cost countries.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1998

Consolidated net sales for the second quarter 1999 grew by 11% to $977 million from $878 million during the corresponding period 1998, while sales adjusted for currency translation effects grew by 13%. Since approximately 60% of Autoliv's business is in Europe, the weakening of Euro had a negative impact of 2%. The effect of acquisitions was insignificant.

The production of light vehicles is estimated to have grown by 2% in Europe and by 11% in North America. In Japan, however, the production is estimated to have fallen by 4% from an already low level. The average increase in the Triad was 4%.

Sales of airbag products (incl. steering wheels) rose by 16% to $698 million from $600 million during the second quarter 1998. The underlying sales adjusted for currency effects increased by 18% and unit sales rose by almost 30%. This means that Autoliv continues to increase its market share.

Sales of seat belts (incl. seat sub-systems) were almost unchanged at $279 million, while sales excluding currency effects and acquisitions increased by 3%.

For the six-month period January through June, both consolidated sales and sales adjusted for currency effects increased by 12% to $1,912 million. Airbag sales rose by 15% to $1,357 million and seat belt sales by 4% to $555 million.

The order intake has been strong during the last two quarters and represents an increase of more than 30% over the corresponding period 1998. These multi-year contracts will results in sales beginning in 2001.

The Company's action program improved the Gross margin from 20.4% during the first quarter to 21.4%, which was only 0.6 percentage points below the record margin recorded in the second quarter 1998. The operating margin improved from 8.9% during the first quarter to 10.0%, also 0,6 percentage point below the operating margin for the comparable quarter 1998.

Compared to the year-ago quarter, gross profit improved by 8% to $209 million and operating income by 5% to $98 million. Income before taxes increased by 3% to 87 million. Income from affiliated companies fell as some joint ventures have become wholly owned. Net income increased by 1% to $51 million. Earnings per share stood unchanged at $.50.

The effective tax rate stood unchanged at 41% from the first quarter, but increased from 40% recorded during the year-ago period. Excluding non-deductible amortization, the tax rate was 36%.

For the six-month period ended June 30 1999, net income improved by 2% to $95 million. Earnings per share increased from $.91 to $.93.

LIQUIDITY AND SOURCES OF CAPITAL

Cash generated by operations increased by 11% from $96 million to $107 million or to $1.05 per share. Capital expenditures amounted to $64 million compared to $68 million during the corresponding quarter 1998. The most important capital expenditures were higher inflator production capacity, new plants in Turkey and Brazil, and a technical center in Japan.

Net debt stood unchanged at $703 million from the beginning of the year, despite acquisitions totaling $34 million. Net debt to equity was 38%, both at period-end and at the beginning of the year.

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

The phases common to all areas of the compliance program are: project start-up; inventory and assessment; conversion, upgrade and renovation; validation, including testing; and implementation. The project start-up and the inventory and assessment phases are completed. The conversion, upgrade and renovation as well as validation, testing and implementation are essentially completed.

The majority of the Company's IT systems are currently Y2K ready. The balance of the Company's systems are currently in the final stage of being modified or replaced, with all significant systems Y2K ready by mid 1999.
The need for contingency plans will be evaluated as this target date approaches. In several instances, the Company has replaced, or is in the process of replacing, older software with new programs and systems, rather than modifying existing systems solely to become Y2K ready. Replacing these systems results in a significant upgrade in systems and capabilities.
Although the timing of the system replacements is influenced by the Y2K issue, in most instances these systems would have been replaced in the normal course of business. The Company does not anticipate that the costs associated with remedying the Company's non- compliant IT systems will be material.

The non-IT systems such as in the manufacturing, warehousing, R&D and building facilities areas are also being tested. The conversion, upgrade and renovation of such equipment is completed to a large extent. The renovation of the remaining critical systems is completed by mid 1999. The cost of making the non-IT systems Y2K compliant is not expected to be material.

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





ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

	   (a) Exhibits

	       27 Financial Data Schedule


	   (b) Reports on Form 8-K

	       The Company did not file any reports on Form 8-K for the three months ended June 30, 1999.




				SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						Autoliv, Inc.
						(Registrant)

Date:  July 22, 1999                By:           /s/ Hans Biorck
						 -----------------------
						 Hans Biorck
						 Chief Financial Officer