Form 10-Q
period 1999-09-30
AUTOLIV INC
filed 1999-10-22
CIK 1034670

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

			     ---------------

				FORM 10-Q
			     Quarterly Report
		  Pursuant to Section 13 or 15(d) of the
		     Securities Exchange Act of 1934

			     ---------------


		     For the period ended September 30, 1999

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

       Yes:   X       No:
	    ------        -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 102 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of October 20, 1999.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


					AUTOLIV, INC.
			Consolidated Statement of Income (unaudited)
			 (dollars in millions except per share data)

							Quarter July - Sept   Nine Months Jan. - Sept            12 months
							1999           1998        1999          1998       Oct 98-    Full Year
                                                                                                            Sept 99         1998
Net sales

- - - Airbag products                               $  621.2       $  553.9   $  1,978.4    $  1,737.4   $  2,657.7   $  2,416.7
- - - Seat belt products                               252.6          250.5        807.8         782.8      1,097.0      1,072.0
						      ------         -------    --------     ---------    ---------    ---------
TOTAL NET SALES                                        873.8          804.4      2,786.2       2,520.2      3,754.7      3,488.7

Cost of sales                                         (689.6)        (641.5)    (2,201.6)     (1,981.5)    (2,961.3)    (2,741.2)
						       -----        -------    ---------     ---------    ---------    ---------
Gross profit                                           184.2          162.9        584.6         538.7        793.4        747.5

Selling, administration and general                    (41.0)         (36.1)      (128.7)       (114.6)      (172.6)      (158.5)
  expense
Research and development expenses                      (45.7)         (40.2)      (144.9)       (131.8)      (189.3)      (176.2)
Amortization of intangibles,                           (16.3)         (15.2)       (48.7)        (45.7)       (64.5)       (61.5)
  primarily goodwill
Other income - net                                      (0.3)           2.7          0.1           3.5         (0.6)         2.8
						     -------        -------      --------    ---------    ---------    ---------
Operating income                                        80.9           74.1        262.4         250.1        366.4        354.1

Equity in earnings of                                    2.2            0.9          3.0           5.1          4.3          6.4
   affiliates
Interest income                                          2.6            1.7          7.7           6.4          9.3          8.0
Interest expense                                       (13.9)         (12.7)       (41.9)        (42.6)       (55.3)       (56.0)
						     -------         -------    ---------    ---------    ---------    ---------
Income before income taxes                              71.8           64.0        231.2         219.0        324.7        312.5

Income taxes                                           (28.6)         (26.2)       (93.6)        (88.0)      (129.5)      (123.9)
Minority interests in subsidiaries                       0.0            0.0          0.9          (0.1)         0.8         (0.3)
						     -------         -------   ----------    ---------    ---------    ---------

Net income                                              43.2           37.8        138.5         130.9        196.0        188.3




Net income per share - assuming                         0.42           0.37         1.35          1.28         1.92         1.84
dilution

Number of shares used in computing                     102.3          102.2        102.3         102.2        102.3        102.3
per share amount
Number of shares outstanding                           102.3          102.2        102.3         102.2        102.3        102.3


   See notes to consolidated financial statements





			      AUTOLIV, INC.
	       Consolidated Balance Sheet (unaudited)
			  (dollars in millions)

							    Sept 30,     December 31,
							       1999             1998
							------------    ------------
ASSETS

Cash and cash equivalents                                 $   119.9         $   118.5
Receivables, less allowances                                  717.9             664.2
Inventories                                                   271.0             264.9
Refundable and deferred income tax
   benefit                                                     50.4              43.1
Prepaids                                                       32.6              41.1
							    --------         --------
	 Total current assets                               1,191.8           1,131.8

Property, plant and equipment, net                            859.7             868.6
Investments and other receivables                              14.9              18.6
Intangible assets, net (mainly
 acquisition goodwill)                                      1,617.6           1,649.1
							   --------          --------
      TOTAL ASSETS                                          3,684.0           3,668.1
							   ========          ========

LIABILITIES AND EQUITY

Short-term debt                                               265.9             192.6
Accounts payable                                              426.3             457.1
Accrued expenses                                              292.2             312.4
Other current liabilities                                     100.9              76.1
Income taxes                                                   22.0              24.5
							   --------          --------
      Total current liabilities                             1,107.3           1,062.7

Long-term debt                                                537.1             628.6
Other noncurrent liabilities                                  124.5             116.2
Minority interests in subsidiaries                              2.6              14.6
							   --------          --------
      Total noncurrent liabilities
      and minority interests                                  664.2             759.4

Common stock, par value $1 per share                          102.3             102.3
Additional paid-in capital                                  1,941.5           1,940.0
Retained earnings (accumulated
  deficit) and foreign currency
  translation adjustments                                    (131.3)           (196.3)
							   --------          --------

      Total shareholders' equity                            1,912.5           1,846.0
							   --------          --------

TOTAL LIABILITIES AND EQUITY                                3,684.0           3,668.1
							   ========          ========

See notes to consolidated financial statement





			      AUTOLIV, INC.
	     Consolidated Statement of Cash Flows (unaudited)

			  (dollars in millions)

						 Quarter July - Sept       NINE MONTHS ENDED
									 Sept 30,      Sept 30,
						     1999       1998        1999          1998

OPERATING ACTIVITIES

Net Income                                        $  43.2    $  37.8    $  138.5      $  130.9
Adjustments to reconcile net income to
net cash provided by operating activities:


   Depreciation and amortization                     58.4       57.6       189.4         167.6
   Deferred income taxes                             18.7       (0.9)       35.5          (0.1)
   Undistributed earnings from affiliated
      companies                                       3.0       (0.2)        4.7          (1.8)
   Changes in operating assets and liabilities
   Receivables and other assets                      (2.0)     (50.4)      (50.7)       (111.3)
     Inventories                                    (18.8)     (18.0)       (6.2)        (45.3)
     Accounts payable and accrued expenses          (12.1)     (15.8)      (28.1)         20.7
     Income taxes                                   (14.5)      14.0        (2.5)         19.8
						   ------    -------      ------        ------
Net cash provided by operating activities            75.9       24.1       280.6         180.5

INVESTING ACTIVITIES
Expenditure for property, plant and equipment       (48.0)     (77.1)     (187.2)       (202.5)
Acquisition of businesses and
investments in affiliated companies                   7.7       (2.6)      (26.4)        (12.8)
Other                                                11.4        1.0        24.6           5.0
						   ------     -------     ------        ------
Net cash used for investing activities              (28.9)     (78.7)     (189.0)       (210.3)

Cash flow before financing                           47.0      (54.6)       91.5         (29.8)

FINANCING ACTIVITIES

Increase in short-term debt                           9.3      (40.5)       63.8          (3.5)
(Decrease) / increase in long-term liabilities      (24.6)       3.6       (91.4)         58.5
Increase / (decrease) in minority interest            0.3        1.5       (12.0)         (0.7)
Dividends paid                                      (11.3)     (11.2)      (33.8)        (33.7)
Other - net                                          (9.4)       0.3       (12.4)         (2.0)
						   ------      ------      ------        ------
Net cash (used for) provided by financing
activities                                          (35.7)     (46.3)      (85.8)         18.6

Effect of exchange rate changes on cash               2.4        0.6        (4.3)         (1.4)

<DECREASE> / INCREASE IN CASH AND
CASH EQUIVALENTS                                     13.7     (100.3)        1.4         (12.6)
Cash and cash equivalents at beginning of
    period                                          106.2      239.7       118.5         152.0
						   ------     ------      ------        ------
Cash and cash equivalents at end of period          119.9      139.4       119.9         139.4
						   ======     ======      ======        ======
----------------
See notes to consolidated financial statements





			      Autoliv, Inc.
		Notes to Consolidated Financial Statements
			       (unaudited)
			      Sept 30, 1999

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


2.   Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)                    Sept 30, 1999      Dec. 31, 1998
					 --------------     -------------

    Finished products
     and work in progress                 $115.1 mil.           $107.9
    Raw material                           155.9                 157.0
					    ----                  ----
					   271.0                 264.9

3.   Other recent developments

The order intake has continued to be good, but it will also result in higher R&D expenditures during the next few quarters.

In October Autoliv acquired 49.5% of the shares in the Estonian company Norma AS, the dominant seat belt supplier to the Russian vehicle industry. The agreement also gives Autoliv the right to acquire another 1.5% of the Norma shares. The transaction improves Autoliv's possibilities to sell new safety technologies in Eastern Europe and provides yet another possibility to move production to low labor-cost countries.

The world's first anti-whiplash system specially developped for rear-seat occupants was launched by Autoliv in September. This Self-Inflating Head Re-straint (SIHR) follows upon the introduction last year of Autoliv's anti-whiplash system (AWS) for front-seat occupants.

Autoliv is in the process of consolidating all the automotive safety com-panies in Malaysia into one company, Autoliv HT (Malaysia), in which Autoliv will hold a 49% interest. The new company will have 250 employees and annual sales of approximately $25 million. The change is subject to approval by the Malaysian authorities.

Autoliv has made its 49%-owned joint venture in Indonesia a wholly-owned subsidiary.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

Consolidated net sales for the third quarter 1999 rose by 9% to $874 mil-lion from $804 million during the corresponding period 1998, mainly as a re-sult of new airbag business in Japan, continued strong demand for side air-bags and the anti-whiplash system Autoliv introduced last year. Sales ad-justed for currency translation effects grew by 12%. Since approximately 60% of Autoliv's business is in Europe, the weakening of the Euro had a negative impact of 3%. The effect of acquisitions was insignificant.

During the quarter, the production of light vehicles is estimated to have grown by 2% in Europe and by 12% in North America. In Japan, however, the production is estimated to have fallen by 4%. The average increase in the Triad was 4%.

Sales of airbag products (incl. steering wheels) rose by 12% to $622 mil-lion from $554 million during the third quarter 1998. The underlying sales adjusted for currency effects increased by 15%, which means that Autoliv con-tinues to increase its market share. Sales were particularly strong in Japan, Germany, Spain and the U.S. Sales of side airbags grew by 37% and sales of steering wheels doubled.

Sales of seat belts (incl. seat sub-systems) stood almost unchanged at $252 million. Excluding currency effects and acquisitions sales increased by 4%. The increase was driven by higher sales of seat sub-systems as a result of the new anti-whiplash system introduced last year and by market share gains for seat belts in the U.S.

For the nine-month period January through September consolidated sales increased by 11% to $2,786 million, while sales adjusted for currency effects rose by 12%. Consolidated sales of airbags grew by 14% to $1,980 million and of seat belt sales by 3% to $807 million, while currency-adjusted sales grew by 15% and 4%, respectively.

The Company's action program improved the gross margin from 20.3% during the third quarter last year to 21.1%. Operating margin, however, was almost unchanged (9.3% versus 9.2%) mainly due to higher R&D expenditure and higher SG&A expense. The R&D expenditure has been affected by the strong order in-take and the SG&A expenses by acquisitions and new market investments.

Gross profit improved by 13% to $184 million and operating income by 9% to $81 million. Income before taxes increased by 12% to $72 million, while net income and earnings per share improved by 14% to $43 million and $.42, re-spectively.

The effective tax rate was 41% compared to 42% during the corresponding quarter 1998. Excluding non-deductible amortization, the tax rate was 36%.

For the nine-month period ended September 30 1999, net income improved by 6% to $139 million. Earnings per share increased from $1.28 to $1.35.

LIQUIDITY AND SOURCES OF CAPITAL

Cash generated by operations improved from $24 million during the third quarter 1998 to $76 million during the same quarter 1999, mainly as a result of less need for additional working capital. Cash flow after investing activi-ties improved by $102 million from a deficit of $55 million to a surplus of $47 million, partly due to lower capital expenditures. These expenditures de-creased by 52% or by $39 million to $37 million.

Net debt has been reduced to $683 million from $703 million at the begin-ning of the year. During the same period net debt to equity has declined to 36% from 38%.


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

Autoliv has established a company-wide Y2K compliance program to determine Y2K issues and has defined a strategy to assure Y2K compliance.
The compliance program includes: internal computer systems, manufacturing systems, suppliers and service providers. The company is following the compliance program of the Automotive Industry Action
Group ("AIAG"), which represents several of its largest customers. The
AIAG self assessment surveys are updated each quarter. During quarter two in 1999 the AIAG reporting has been expanded with ten new supplemental questions on status of acceptance tests, contingency plans and supply chain readiness which are updated on a monthly basis.

The phases common to all areas of the compliance program are: project start-up; inventory and assessment; conversion, upgrade and renovation; validation, including testing; and implementation. The project start-up and the inventory and assessment phases are completed. The conversion, upgrade and renovation as well as validation, testing and implementation are completed except for a few well defined exceptions.

All the Company's significant IT systems are currently Y2K ready. The need for contingency plans have been evaluated and will be regularly reviewed during quarter four in 1999. In several instances, the Company has replaced older software with new programs and systems, rather than modifying existing systems solely to become Y2K ready. Replacing these systems has resulted in a significant upgrade in systems and capabilities. Although the timing of the system replacements is influenced by the Y2K issue, in most instances these systems would have been replaced in the normal course of business. The Company does not anticipate that the costs associated with remedying the Company's non- compliant IT systems will be material.

The non-IT systems such as in the manufacturing, warehousing, R&D and building facilities areas have also been tested. The conversion, upgrade and renovation of such equipment is completed with very few well defined exceptions where late vendor fixes are in the process of being finally installed and will be completed early quarter four in 1999. The cost of making the non-IT systems Y2K compliant is not expected to be material.

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

The need for a contingency plan to deal with scenarios where Autoliv's external suppliers and service providers are not Y2K compliant at an appropriate date has been established during the third quarter of 1999 and will be regularly updated during the fourth quarter of 1999.

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





ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

	   (a) Exhibits

	       27 Financial Data Schedule


	   (b) Reports on Form 8-K

	       The Company did not file any reports on Form 8-K for the three months ended September 30, 1999.




				SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						Autoliv, Inc.
						(Registrant)

Date:  October 22, 1999                By:       /s/ Hans Biorck
						 -----------------------
						 Hans Biorck
						 Chief Financial Officer