Form 10-K405
period 1999-12-31
AUTOLIV INC
filed 2000-03-28
CIK 1034670

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1999

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

Aggregate market value of the Common Stock held by non-affiliates, based upon the closing price on the New York Stock Exchange-Composite Transaction Listing on March 7, 2000: $2,597 million.

Number of shares of Common Stock outstanding as of March 6, 2000: 102,333,288

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "Annual
Report"): Parts I ,II, III and IV

2. Portions of definitive Proxy Statement dated March 7, 2000 (the "2000 Proxy Statement"): Part III

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

ASP, an Indiana Corporation, pioneered airbag technology in 1968 and has since grown into one of the world's leading producers of airbag modules and inflators. ASP designs, develops and manufactures airbag inflators, modules and airbag cushions, seat belts and steering wheels. It sells inflators and modules for use in driver, passenger, side-impact and knee bolster airbag systems for worldwide automotive markets.

Business

Autoliv is one of the world's leading suppliers of automotive occupant safety restraint systems with a broad range of product offerings including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seat belts, steering wheels, safety seats and other safety systems and products. Autoliv has production facilities in 32 countries and has as customers almost all of the world's largest car manufacturers.

Autoliv employs approximately 22,600 people and its head office is located in Stockholm, Sweden and employs about 35 people. Autoliv's sales in 1999 were $3.8 billion, approximately 70% of which consisted of airbags and associated products and approximately 30% of which consisted of seat belts and associated products. Autoliv's major markets are in Europe and the United States.

Financial Information on Segments

Autoliv considers its products to be components of integrated car passenger protection systems which fall within a single industry segment. The financial data relating to Autoliv's business in such segment over the last three fiscal years is contained in the Financial Statements of the Annual Report (pages 27-38 of the printed report) and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 18 of the Notes to Consolidated Financial Statements of the Annual Report and is incorporated herein by reference.

Financial Information on Geographic Areas

Financial information concerning Autoliv's geographic areas is included in Note 18 in the Notes to Consolidated Financial Statements of the Annual Report, and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the sections entitled "The Market" and "Autoliv's Safety Systems" in the Annual Report and is incorporated herein by reference (pages 10 through 15 in the printed report).

Major Customers

Information concerning major customers is included in the section entitled "The Market-Customers" in the Annual Report and is incorporated herein by reference (page 13 in the printed report).

Research and Development

Expenses incurred for research and development activities were $197.3 million, $176.2 million, and $136.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Further information is included in the section entitled "Research and Development" of the Annual Report and is incorporated herein by reference (pages 16 and 17 in the printed report).

Manufacturing and Production

Including joint venture operations, Autoliv has 60 wholly or partially owned production facilities located in 32 countries, consisting of both component factories and assembly factories. See "Item 2. Properties" for a description of Autoliv's principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs, moulded plastic parts, and over-moulded steel parts used in seat belt and airbag assembly, seat subsystems and steering wheels. The assembly factories source components from a number of parties, including Autoliv's own component factories, and assemble complete restraint systems for "just-in-time" delivery to customers. The products manufactured by Autoliv's wholly owned assembly factories in 1999 consisted of approximately 48 million complete seat belt systems (almost 25 million of which were fitted with pretensioners), and about 37 million airbag modules (including almost 13 million side impact airbags).

Autoliv's "just-in-time" delivery systems have been designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. "Just-in-time" deliveries cause manufacturing in geographic areas close to the customers which allows for rapid delivery to customers. The fact that the major automobile manufacturers are continually expanding production activities into more countries and require the same or similar safety systems as produced in Europe or the US increases the importance to suppliers of having production capacity in several countries.

Automobile manufacturers are seeking competitive quotes from suppliers and demand significant staged price reductions over a product's life cycle. In line with its customers' purchasing strategies, Autoliv has begun implementing cost-saving programs which management believes will help reduce Autoliv's own material, production and administrative costs.

If the supply of raw materials and components is not disrupted, the Autoliv assembly operations generally are not constrained by capacity considerations. Autoliv can adjust capacity in response to changes in demand within a few weeks by the addition or removal of standardized production and assembly lines. Most of Autoliv's assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity.

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

All wholly-owned Autoliv subsidiaries with direct deliveries to car manufacturers are certified according to ISO 9000 (as defined below)
Most of Autoliv's joint ventures are also ISO 9000 certified.
"ISO 9000", a quality assurance management system endorsed by European nations and many other countries, is a checklist of functions, policies and rules, considered necessary to assure the quality of a company's products and services.

Virtually all Autoliv companies in North America and Europe are also certified according to QS-9000, an automotive quality standard. Virtually all of the remaining subsidiaries and joint ventures will be certified before the end of the year.

Major Components Production Units - Integration

For several years, Autoliv has continually increased the level of backward vertical integration in core business areas of its production activities. This integration helps Autoliv maintain low production costs and gives Autoliv direct control and experience with the underlying production phases.

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

Delays or stoppages in the delivery of components could result in Autoliv being unable to supply complete products to its customers. Such delays or stoppages could result in Autoliv's customers having to halt their own production processes, which might result not only in loss of income to Autoliv on the reduced volume of supplied products but also in the customer seeking recoupment for consequential losses incurred due to its own lost production.

Global Operations

An important element of Autoliv's strategy has been to establish joint ventures to promote Autoliv's geographical expansion and technological development and to gain assistance in marketing Autoliv's full product line to local automobile manufacturers. Total sales of Autoliv's joint venture operations to outside customers aggregated to approximately $123 million in 1999. These joint venture operations are accounted for according to the equity method.

Autoliv typically contributes its design and production knowledge to the joint venture, with the local partner providing sales support and manufacturing facilities. Several of these local partners manufacture and sell standardized seat belt systems, but will, through the joint venture with Autoliv, be able to upgrade their technology to meet specific customer demands. In addition to joint ventures established in emerging markets, Autoliv has also, in certain instances, established joint ventures in markets such as France, either to strengthen its sales position or to gain access to the market.

Autoliv joint ventures will be subject to the usual risks inherent in global operations, including, but not limited to: risks with respect to currency exchange rates; economic and political destabilization; other disruption of markets; restrictive laws and actions of certain governments (such as restrictions on transfers of funds, export duties and quotas, foreign customs and tariffs, and unexpected changes in regulatory environments); difficulty in obtaining distribution and support; nationalization; and the laws and policies of the United States, the European Union, and the World Trade Organization affecting trade, investment and loans; and tax laws.

There can be no assurance that these factors will not have a material adverse impact on Autoliv's ability to increase or maintain its international sales or on its results of operations.

Patents and Proprietary Technology

Autoliv has developed a considerable amount of proprietary technology related to car occupant restraint systems and relies on a number of patents to protect such technology. Autoliv protects many of its innovations with patents, and vigorously protects and defends its patents, trademarks and know-how against infringement and unauthorized use. At present, Autoliv holds approximately 3,000 patents covering a large number of innovations and product ideas, mainly in the fields of seat belt and airbag technologies. In addition, Autoliv utilizes, and has access to, the patents of Autoliv's joint ventures and joint venture partners. These patents expire on various dates during the period 2000 to 2020. The expiration of any single patent is not expected to have a material adverse effect on Autoliv's financial position.

Although Autoliv believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against Autoliv in the future. In addition, there can be no assurance that any patents now owned by Autoliv, will afford protection against competitors that develop similar technology.


Dependence on the Automotive Industry

The customers of Autoliv are automobile manufacturers whose production volumes are dependent upon general economic conditions and the level of consumer spending. The volume of car production in Autoliv's most important markets in Europe, North America, and Asia has fluctuated from year to year, and such fluctuations will give rise to fluctuations in the demand for Autoliv's products.

Substantial Reliance by Autoliv on Major Customers

A relatively small number of automobile manufacturers compose the existing customer base of Autoliv. Although business with any given customer is typically split into several contracts (usually one contract per car model), the loss of all of the business of certain customers could have a material adverse effect on Autoliv. Combined sales to Autoliv's largest customer represented approximately 18% and the largest contract 4% of total fiscal 1999 sales. See Note 17 to the Notes to Consolidated Financial Statements of the Annual Report, which is incorporated herein by reference.

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

In June 1998 President Clinton signed into law the "Transportation Equity Act for the 21st Century (TEA-21)", the omnibus highway transportation spending bill passed by Congress. Contained within this bill was a provision that directs the Department of Transportation to initiate a federal rulemaking procedure for the purpose of mandating testing protocols and phase-in schedules for advanced or "smart" restraints. According to the provision the final rule shall become effective in phases as rapidly as practicable, beginning not earlier than September 1, 2002, and no sooner than 30 months after the date of the issuance of the final rule, but not later than September 1, 2003. The final rule shall become fully effective in all vehicles that are manufactured on and after September 1, 2005. Should the phase-in of the final rule commence on September 1, 2003, then in that event, and only in that event, the Secretary of Transportation is authorized to make the final rule fully effective on September 1, 2006. On February 29, 2000, the Secretary announced that the final rule would be issued after March 1, 2000, and added that issuing the rule after March 1 will not effect the benefits to be derived from the rule.

The effect on Autoliv of the final rule, or of future regulatory developments in the United States or other countries is dependent upon many factors, some of which are outside Autoliv's control and cannot be predicted.

Environmental

Since 1996, Autoliv has had an environmental plan which is based on Autoliv's environmental policy (see the 1999 Annual Report page 22). According to the plan, all Autoliv plants and units should become certified according to ISO 14001, an international standard for environmental management systems. So far, close to 50% of Autoliv's plants have been audited according to the standard, including all major plants in Europe and North America.

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


Employees

At December 31, 1999, Autoliv and its subsidiaries had approximately 22,600 employees.

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

Year 2000
The Company's Year 2000 disclosure is included under the heading "Year 2000 issue" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Stockholders and is incorporated herein by reference.

Item 2. Properties

Autoliv's various businesses operate through a number of production facilities and offices. Autoliv believes its properties to be adequately maintained and suitable for their intended use and its production facilities to have a capacity adequate for its current and foreseeable needs.


		AUTOLIV MANUFACTURING FACILITIES
Country         Production facility             Current primary activities              Ownership*
Argentina       Autoliv Argentina SA,           Seat belts, airbags                     100%
		Buenos Aires
Australia       Autoliv Australia, Melbourne    Seat belts                              100%
		VOA Webco, Melbourne            Seat belt webbing                       100%
Belgium         Autoliv Belgium                 Seat belts                              100%
Brazil          Autoliv Brazil                  Seat belts, airbags and steering wheels 100%
Canada          VOA Colfab, Collingwood         Seat belt webbing                       100%
		Autoliv Canada, Tilbury         Textile airbags                         100%
Estonia         Norma, Tallinn                  Seat belts                              JV
China           CHA, Changchun                  Seat belts                              JV
		NHA, Nanjing                    Seat belts                              JV
		Shanghai-VOA                    Seat belt webbing                       JV

France  Autoliv France,
		Gournay-en-Bray                 Seat belts and airbags                  100%
		Autoliv Automation, Gournay     Production machinery equipment          100%
		Autoliv Composants, Caudebec    Metal components for seat
							belts                           100%
		EAK, Valentigney                Seat belts and airbags                  JV
		Isodelta, Poitiers              Steering wheels and covers              100%
		Livbag, Brest                   Airbag  inflators                        66%
		NCS, Survillier                 Initiators for airbag
						inflators                                66%
		Sagem-Autoliv, Rouen            Airbag electronics                      100%

Germany Autoliv, Dachau                         Airbags and pretensioners               100%
		Autoliv, Elmshorn               Seat belts                              100%
		Autoliv, Dobeln                 Seat belts                              100%
		Autoliv, Braunschweig           Airbag module assembly                  100%

		Stakupress, Norderstedt         Metal  components for seat belts        100%
Great
Britain         Autoliv, Havant                 Seat belts and airbags                  100%
		Precision Components,
		Chichester                      Metal components for seat belts         100%
		Tensator, Milton Keynes         Springs for belt retractors             100%
							and height adjusters
		Airbags International,
		Congleton                       Textile airbags                         100%

Hungary Autoliv, Sopron                         Seat belts                              100%

India           Autoliv-IFB, Bangalore          Seat belts                              JV

*Denotes direct or indirect ownership by Autoliv

Indonesia       Autoliv Indonesia, Jakarta      Seat belts                              100%

Italy           Cosma, Turin                    Injection-moulded components            100%
		Autoliv Italy                   Height adjusters                        100%
Japan           Autoliv Japan, Tsukuba          Airbags                                 100%
		Autoliv-Nichiyu Japan Ltd       Under construction                       60%
Malaysia        Autobelt, Kuala Lumpur          Seat belts and steering wheels          JV
		Airbag Systems Malaysia,
			 Kuala Lumpur           Airbags                                 JV
		Furniweb-VOA Safety Webbing,
		Kuala Lumpur                    Seat belt webbings                      JV

Mexico          Autoliv Mexico, Toluca          Seat belts, leather-wrapping of
						steering wheels, airbags                100%
Netherlands     Autoliv, Landgraaf              Seat belts and integrated
						child seats                             100%
		Van Oerle Alberton, Boxtel      Seat belt webbing                       100%
Poland          Autoliv Poland                  Textile Airbags                         100%
Philippines     Autoliv QB, Manila              Seat belts                               75%

Romania         Autoliv Romania, Brasov         Seat belts                               80%

Russia          Autoliv Russia, Dubna           Seat belts                              100%
South Africa    Autoflug, Johannesburg          Seat belts                              100%

Spain           Autoliv-KLE, Barcelona          Seat belts and airbags                  100%
		Autoliv-BKI, Valencia           Seat belts and airbags                  100%

Sweden          Autoliv Sverige, Vargarda       Airbags, seat belts and
						    integrated child seats              100%
		Autoflator, Vargarda            Cold inflators                          100%
		Autoliv Hammarverken, Vaxjo     Components for car seats                100%
		Autoliv Mekan, Hassleholm       Components for car seats                100%
		Autoliv Electronics, Motala     Airbag electronics                      100%
		Svensk Airbag, Kungalv          Textile airbags                         100%

Taiwan          Mei-An Autoliv, Taipei          Seat belts and airbags                             JV

Thailand        Autoliv Thailand, Bangkok       Seat belts                               85%
Tunisia         Autoliv Tunisia, El Fahs
		and Ennadour                    Leather wrapping of
						    steering wheels                     100%
Turkey          Autoliv Cankor, Istanbul        Seat belts and airbags                  100%

USA             Autoliv North America,          Seat belts                              100%
		Indianapolis, Indiana
		Brigham City, Utah              Inflators                               100%
		North Ogden, Utah               Component subassembly                   100%
		Ogden, Utah                     Airbag Modules                          100%
		Ogden, Utah                     Textile airbags                         100%
		Ogden, Utah                     Inflators                               100%
		Promontory, Utah                Gas generant                            100%
		Fort Wayne, Indiana             Steering Wheels                         100%




Technical Centers and Crash Laboratories**

Location                                        Function
Autoliv Research, Vargarda (Sweden)             Research center
Autoliv Safety Center, Vargarda (Sweden)        Technical center for full-scale
							tests, roll-overs, etc.
Autoliv Germany, Dachau                         Technical center with full-scale
							test laboratory
Autoliv France, Gournay-en-Bray                 Technical center with full-scale
							test laboratory
Autoliv UK, Havant                              Technical center with full-scale
							test laboratory
Autoliv North America, Detroit                  Technical center with full-scale
							test laboratory
Autoliv Australia, Melbourne                    Full-scale test laboratory
Autoliv Spain, Barcelona                        Full-scale test laboratory
Autoliv Germany, Hamburg                        Full-scale test laboratory
Autoliv Inflator, Utah                          Pyrotechnic Research
Autoliv North America,                          Sled Testing
Rochester Hills, Michigan
Autoliv Japan,Yokohama                          Sled Testing
Autoliv Japan, Tsukuba                          Technical center
Autoliv Germany, Markgroningen                  Sled Testing

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

The Company and certain of its affiliates are parties to an arbitration proceeding commenced by Simula Inc. and certain of its affiliates (collectively, "Simula") on May 18, 1999, as amended on December 30, 1999, that is currently pending before the International Chamber of Commerce.
In the proceeding, which is at a preliminary stage, Simula has alleged that the Company and certain of its affiliates infringed certain patents in connection with the development of an automotive side impact protection device, misappropriated certain technology and disparaged certain products, and seek actual and treble damages. The Company has rejected Simula's allegations, the Company does not believe that Simula will be able to substantiate its claims for damages and will vigorously challenge any such claims. Although the Company believes it will prevail in the Simula arbitration and believes that in any event Simula would be unable to establish any substantial claims for damages, an adverse ruling in the arbitration proceedings, if also combined with a substantial award of damages, could have a material adverse effect on the Company's financial condition and result of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Autoliv during the fourth quarter of 1999.



PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

Information concerning the market for Autoliv's common stock including the relevant trading market, recent share prices, dividends, and approximate number of shareholders is included in the section entitled "Shareholder Information" of the Annual Report and is incorporated herein by reference (pages 42 and 43 in the printed report).

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 1999 is included in the Annual Report and is incorporated herein by reference (page 39 in the printed report).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 1999 is included in the Annual Report and is incorporated herein by reference (pages 23 through 26 in the printed annual report). The financial data in respect of the period prior to May 1, 1997, is that of Autoliv AB and its consolidated subsidiaries only and excludes that of ASP. The financial data for the period commencing May 1, 1997 is that of Autoliv, Inc. and its consolidated subsidiaries.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Quantitative and Qualitative Disclosures about Market Risk are included in the Annual Report and are incorporated herein by reference (page 26 in the printed report).

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheet of Autoliv as of December 31, 1999 and 1998, and the Consolidated Statements of Income and Cash Flows for each of the three years in the period ended December 31, 1999, the Notes to Consolidated Financial Statements, and the Report of Independent Auditors are included in the Annual Report and are incorporated herein by reference (pages 27 through 38 in the printed annual report).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors:

Information concerning the directors and nominee for director of Autoliv is included on pages 2-3 in the 2000 Proxy Statement and is incorporated herein by reference.

Executive Officers:

GUNNAR BARK, age 60, Chairman and until January 31, 1999, Chief Executive Officer, appointed May 1, 1997. See Directors for further details.

LARS WESTERBERG, age 51, President and Chief Executive Officer from February 1, 1999. See Directors for further details.

LEIF BERNTSSON, age 44, Vice President Quality, appointed May 1, 1997.
Mr. Berntsson has been Vice President Quality of Autoliv AB since 1988 and also Vice President Purchasing of Autoliv AB from 1992 until July 1, 1999. Mr. Berntsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

HANS BIORCK, age 48, Vice President and Chief Financial Officer effective April 1, 1999. Mr. Biorck has been Vice President, Treasurer since
September 1998. Before that Mr. Biorck held CFO positions in Esselte AB and EBS Inc. He holds a degree in Economics and Business Administration from the Stockholm School of Economics.


WILHELM KULL, age 63, Vice President IT, and Chief Financial Officer from May 1, 1997 until March 31, 1999. See Directors for further details.


CLAES HUMBLA, age 60, Vice President Human Resources, appointed May 1, 1997. Mr. Humbla has been Vice President Human Resources of Autoliv AB since 1989. Mr. Humbla holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.


YNGVE HALAND, age 54, Vice President Research, appointed May 1, 1997. Dr. Haland has been Vice President Research of Autoliv AB since 1994. Prior to that he was Group Manager Research for Autoliv AB since 1989. Dr. Haland is an Associate Professor and holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg, from which he also holds a doctorate's degree.


BENOIT MARSAUD, age 47, Vice President Manufacturing, appointed February 4, 1998. Mr. Marsaud has been Vice President Manufacturing of Autoliv AB since 1992 and in addition was appointed President of Autoliv France in May 1997. He holds a Master of Science Degree from Ecole Nationale Superieure Des Arts et Metiers in Paris.

MATS ODMAN, age 49, Director of Investor Relations, appointed May 1, 1997. Mr. Odman has been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Odman had the same position in Fermenta AB and Gambro AB. Prior to that Mr. Odman was Investor Relations Manager of Pharmacia AB.

JAN OLSSON, age 45, Vice President Engineering, appointed October 1, 1997. Mr. Olsson was Manager of Engineering of Autoliv Sverige AB from
1989 until August 1994 when he become President of the same company, a position he held until he was appointed to his current position. Mr. Olsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

JORGEN I. SVENSSON, age 38, Vice President Legal Affairs, General Counsel and Secretary, appointed May 1, 1997. Mr. Svensson has been Legal Counsel of Autoliv AB since 1989, General Counsel since 1991, and Vice President Legal Affairs and General Counsel since 1994. Mr. Svensson holds a degree of Master of Law from the University of Lund.

HANS-GORAN PERSSON, age 53, Vice President Purchasing, appointed July 1, 1999. Mr. Persson had the same positions in the Swedish ball bearing company SKF, Volvo Cars and at the passenger car division of Saab-Scania. Mr. Persson holds an MBA from the Gothenburg Business School.

Item 11. Executive Compensation

Information concerning executive compensation for the year ended December 31, 1999 is included on pages 4, 5 and 7 through 12 of the 2000 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information concerning beneficial ownership of Autoliv's common stock is included on page 4 of the 2000 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents Filed as Part of this Report

(1)  Financial Statements

The following consolidated financial statements are included on pages 27 through 38 and Selected Financial Data on page 39 of the Annual Report and are incorporated herein by reference:

Consolidated Statement of Income-Years ended December 31, 1999, 1998 and 1997 (page 27)

Consolidated Balance Sheet-as of December 31, 1999 and 1998 (page 28)

Consolidated Statement of Cash Flows-Years ended December 31, 1999, 1998, and 1997 (page 29)

Notes to Consolidated Financial Statements (pages 30-37)

Report of Independent Auditors (page 38)

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

13              Autoliv's Annual Report to Shareholders for the fiscal year ended December 31, 1999.

21              Autoliv's Subsidiaries

22              No matters were submitted to Autoliv's stockholders during the fourth quarter of 1999.

23              Consent of Ernst & Young AB.

27              Financial Data Schedule.

99.1 Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv's Registration Statement on Form S-8
(File No. 333-26299)

99.2            Amendment No. 1 to Autoliv, Inc 1997 Stock Incentive Plan


(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended December 31, 1999.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28 day of March, 2000.



AUTOLIV, INC.
(Registrant)
By /s/ Hans Biorck

Hans Biorck
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 28 day of March, 2000.


Chairman                                                /s/ Gunnar Bark

							    Gunnar Bark

Chief Executive Officer and Director
(Principal Executive Officer)                           /s/ Lars Westerberg

							    Lars Westerberg

Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)            /s/ Hans Biorck

							    Hans Biorck

Director                                                /s/ Per-Olof Aronson

							    Per-Olof Aronson

Director                                                /s/ Wilhelm Kull

							    Wilhelm Kull

Director                                                /s/ Walter Kunerth

							    Walter Kunerth


Director                                                /s/ S. Jay Stewart

							    S. Jay Stewart


Director                                                /s/ Roger W. Stone

							    Roger W. Stone


Director                                                /s/ Per Welin

							    Per Welin
