Form 10-Q
period 2000-03-31
AUTOLIV INC
filed 2000-04-19
CIK 1034670

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

			     ---------------

				FORM 10-Q
			     Quarterly Report
		  Pursuant to Section 13 or 15(d) of the
		     Securities Exchange Act of 1934

			     ---------------


		     For the period ended March 31, 2000

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

       Yes:   X       No:
	    ------        -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 102,3 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of April 12, 2000.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


					AUTOLIV, INC.
			Consolidated Statement of Income (unaudited)
			 (dollars in millions except per share data)

                                                                                 Last 12
						       Quarter Jan. - March       months
							2000           1999         2000    Full Year
                                                                                                 1999
Net sales
- - - - Airbag products                             $  778.7       $  659.2   $  2,834.4   $  2,714.9
- - - - Seat belt products                             305.3          276.2      1,126.4      1,097.3
						      ------        -------    ---------    ---------
TOTAL NET SALES                                      1,084.0          935.4      3,960.8      3,812.2

Cost of sales                                         (855.9)        (744.2)    (3,117.1)    (3,005.4)
						       -----        -------    ---------    ---------
Gross profit                                           228.1          191.2        843.7        806.8

Selling, administration and general                    (49.2)         (42.9)      (183.1)      (176.8)
  expense
Research and development expenses                      (58.9)         (48.9)      (207.3)      (197.3)
Amortization of intangibles,                           (15.9)         (16.3)       (63.7)       (64.1)
  primarily goodwill
Other income - net                                       0.2            0.3         (0.1)         0.0
						     -------        -------    ---------    ---------
Operating income                                       104.3           83.4        389.5        368.6

Equity in earnings of                                    0.7            1.2          4.1          4.6
   affiliates
Interest income                                          2.9            2.7         11.5         11.3
Interest expense                                       (12.5)         (14.4)       (52.9)       (54.8)
						     -------        -------    ---------    ---------
Income before income taxes                              95.4           72.9        352.2        329.7

Income taxes                                           (38.7)         (29.4)      (141.3)      (132.0)
Minority interests in subsidiaries                      (1.3)           0.6          0.3          2.2
						     -------         -------   ---------    ---------

Net income                                              55.4           44.1        211.2        199.9




Net income per share - assuming                         0.54           0.43         2.06         1.95
dilution

Number of shares used in computing                     102.4          102.3        102.4        102.3
per share amount
Number of shares outstanding                           102.3          102.3        102.3        102.3


   See notes to consolidated financial statements





			      AUTOLIV, INC.
	       Consolidated Balance Sheet (unaudited)
			  (dollars in millions)

							   March 31,     December 31,
							       2000             1999
							------------    ------------
ASSETS

Cash and cash equivalents                                 $   101.9        $   119.2
Receivables, less allowances                                  839.8            709.6
Inventories                                                   272.5            274.0
Refundable and deferred income tax
   benefit                                                     41.5             35.8
Prepaids                                                       50.7             42.9
							   --------         --------
	 Total current assets                               1,306.4          1,181.5

Property, plant and equipment, net                            839.0            834.6
Investments and other receivables                              40.0             34.7
Intangible assets, net (mainly
 acquisition goodwill)                                      1,584.3          1,595.7
							   --------         --------
      TOTAL ASSETS                                          3,769.7          3,646.5
							   ========         ========

LIABILITIES AND EQUITY

Short-term debt                                               297.1            244.5
Accounts payable                                              509.3            453.4
Accrued expenses                                              272.6            291.5
Other current liabilities                                     100.4             92.5
Income taxes                                                   50.6             22.7
							   --------         --------
      Total current liabilities                             1,230.0          1,104.6

Long-term debt                                                423.7            470.4
Other noncurrent liabilities                                  134.1            131.5
Minority interests in subsidiaries                             19.8              9.0
							   --------         --------
      Total noncurrent liabilities
      and minority interests                                  577.6            759.4

Common stock, par value $1 per share                          102.3            102.3
Additional paid-in capital                                  1,941.5          1,941.5
Retained earnings (accumulated
  deficit) and foreign currency
  translation adjustments                                     (81.7)          (112.8)
							   --------          --------

      Total shareholders' equity                            1,962.1           1,931.0
							   --------          --------

TOTAL LIABILITIES AND EQUITY                                3,769.7           3,646.5
							   ========          ========

See notes to consolidated financial statement





			      AUTOLIV, INC.
	     Consolidated Statement of Cash Flows (unaudited)

			  (dollars in millions)

						 Quarter Jan. - March       TWELWE MONTHS
									    ENDED
						     2000       1999        1999

OPERATING ACTIVITIES

Net Income                                        $  55.4    $  44.1    $  199.9
Adjustments to reconcile net income to
net cash provided by operating activities:


   Depreciation and amortization                     65.6       66.7       253.4
   Deferred income taxes                             (2.6)       3.6        46.5
   Undistributed earnings from affiliated
      companies                                       0.7        2.1         4.6
   Changes in operating assets and liabilities
   Receivables and other assets                    (108.1)     (50.3)      (63.4)
     Inventories                                     14.5       19.8       (16.1)
     Accounts payable and accrued expenses           17.4      (11.8)       12.1
     Income taxes                                    27.3       23.1        (0.9)
						   ------    -------      ------
Net cash provided by operating activities            70.2       97.4       436.1

INVESTING ACTIVITIES
Expenditure for property, plant and equipment       (56.0)     (66.9)     (260.9)
Acquisition of businesses and
investments in affiliated companies                  (4.7)     (24.8)      (43.7)
Other                                                 7.8        4.4        49.2
						   ------     -------     ------
Net cash used for investing activities              (53.0)     (87.2)     (255.4)

Cash flow before financing                           17.2       10.1       180.7

FINANCING ACTIVITIES

Increase in short-term debt                          17.9       13.7        42.7
(Decrease) in long-term liabilities                 (49.9)     (31.8)     (155.8)
Increase/(decrease) in minority interest             11.5        2.5        (5.5)
Dividends paid                                      (11.3)     (11.3)      (45.0)
Other - net                                           0.6       (7.8)       (8.4)
						   ------      ------     ------
Net cash (used for) provided by financing
activities                                          (31.2)     (34.7)     (172.0)

Effect of exchange rate changes on cash              (3.3)      (4.6)       (8.0)

<DECREASE> / INCREASE IN CASH AND
CASH EQUIVALENTS                                    (17.3)     (29.2)        0.7
Cash and cash equivalents at beginning of
    period                                          119.2      118.5       118.5
						   ------     ------      ------
Cash and cash equivalents at end of period          101.9       89.4       119.2
						   ======     ======      ======
- ----------------
See notes to consolidated financial statements





			      Autoliv, Inc.
		Notes to Consolidated Financial Statements
			       (unaudited)
			      March 31, 2000

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


2.   Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)                    March 31, 2000     Dec. 31, 1999
					 --------------     -------------

    Finished products
     and work in progress                 $112.1 mil.           $119.7
    Raw material                           160.4                 154.3
					    ----                  ----
					   272.5                 274.0

3.   Other recent developments

As of January 1, Japan's second largest steering wheel business was acquired from Izumi and the option to increase Autoliv's interest in Norma to 51% was exercised. Izumi makes Autoliv the only company with steering wheel plants in North America, South America, Europe and Japan. Norma gives Autoliv an unique market position in Eastern Europe and yet another alternative to move production to low labor-cost countries.

Autoliv has as of April 1, acquired NSK's US seatbelt operations with sales of approximately $70 million, and an 40% interest in NSK's Asian seat belt operations. Autoliv has an option to acquire the remaining 60% in two steps on April 1, 2002 and 2003. This business has sales of almost $250 million. The acquisition will make Autoliv the global leader in seat belts.

Autoliv has commenced a tender offer worth $206 million for the shares in OEA, Autoliv's main external supplier of initiators for airbag inflators. During 1999, OEA had sales of $250 million. The offer has cleared the anti-trust approval in the US, one of the conditions for the offer. The Board of OEA recommends the transaction. The planned integration of OEA is expected to have a positive effect on Autoliv's earnings already one year after the merger.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999

Consolidated net sales grew by 16% to $1,084 million from $935 million. Autoliv's sales (and global light vehicle production) have been favorably impacted by approximately 5% more working days this year than during the same period l999 (which will be reversed during the second and fourth quarters). Acquisitions increased sales by 4%, while currency translation effects reduced sales by 6%.

Adjusted for currency effects and acquisitions/divestitures, sales rose by 18%. This compares favorably with global light vehicles production which is estimated to have risen by less than 4%.The fact that Autoliv's revenues increased faster than the vehicle production is a reflection of the strong worldwide demand for safer cars, as well as of Autoliv's market share gains within the automotive safety industry.

Autoliv's sales grew particularly fast in the U.S. (where it was led by a 50% increase in seat belt sales), in Sweden (led by strong demand for the Inflatable Curtain and anti-whiplash systems) and in Spain and Australia (due to higher car production and export sales).

Sales of airbag products (incl. steering wheels) rose by 18% to $779 million from $659 million. The decline in average selling prices has abated considerable from prior years. Currency effects reduced sales by 5%. The acquisition of Izumi increased sales by 4%. Consequently, the underlying increase was 19%. Sales growth was partly driven by a three-fold increase in steering wheel sales to $68 million. More than a third of this increase was attributable to the Izumi acquisition.

Sales of seat belt products (incl. seat sub-systems) grew by 10% to $305 million from $276 million. Currency effects reduced sales by 8%, while changes in the corporate structure - i.e. mainly the consolidation of Norma AS - increased seat belt sales by 2%. Consequently, underlying sales rose by 16%. This organic growth is mainly due to market share gains in the U.S., introductions of Autoliv's anti-whiplash system in more car models and higher light vehicle production.

Gross profit rose by 19% to $228 million from $191 million, improving gross margin to 21.0% from 20.4%. The margin improvement reflects - besides higher sales - the on-going moderation in the pricing pressure as well as the effects of Autoliv's cost saving actions, such as transferring more than 1000 jobs to low labor-cost countries during the last 12-month period and the introduction of more cost-efficient inflators.

Operating income increased by 25% to $104 million from $83 million and operating margin improved to 9.6% from 8.9%, despite a 20% increase in R&D expenses following the strong order intake during the last few quarters. The margin improvement was due to the above-mentioned action program, the price pressure moderation and higher sales.

Net financial expenses declined by $2.0 million to $9.7 million as a result of approximately $100 million lower average net debt. Income before taxes rose by 31% to $95 million from $73 million mainly as an effect of higher sales and operating margin. The effective tax rate stood unchanged at 41%. Excluding non-deductible goodwill amortization, the tax rate was 37%.

Net income improved by 25% to $55 million from $44 million or to 54 cents per share from 43 cents.

If the current exchange rate between the US dollar and the Euro would prevail for the rest of the year, Autoliv's sales and earnings will be negatively affected by approximately 5% compared to the corresponding 9-month period
1999. DRI expects light vehicle production in North America and Europe to remain unchanged compared to the period April-December 1999. The supply value of safety products is expected to continue to grow faster than the global vehicle production. The three acquisitions already concluded are expected to add approximately 5% during the remainder of the year to Autoliv's organic sales growth. The effect of the planned acquisition of OEA would be additional.

The number of employees increased by 2,000 during the quarter to 24,600. Excluding acquisitions the increase was 200.

LIQUIDITY AND SOURCES OF CAPITAL

The operations generated $70 million in cash compared to $97 million during the same quarter 1999. Capital expenditures amounted to $48 million and $63 million, respectively, and acquisitions to $5 million and $25 million. The net cash flow after operating and investing activities improved by $7 million to $17 million. Liquid funds declined by $17 million to $102 million. The most important acquisitions was Izumi and the largest capital expenditures were capacity expansions for the Inflatable Curtain.

As a result of the acquisitions and more working capital, net debt increased by $23 million during the quarter to $619 million and the interest-bearing debt by $6 million to $721 million.
The net-debt-to-equity ratio stood almost unchanged at 32%. Equity has been negatively impacted by currency effects.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

	   (a) Exhibits

	       27 Financial Data Schedule


	   (b) Reports on Form 8-K

	       Current Report on Form 8-K dated February 25, 2000, as to the acquisition of the seat belt operations of NSK.



				SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						Autoliv, Inc.
						(Registrant)

Date:  April 19, 2000                  By:       /s/ Hans Biorck
						 -----------------------
						 Hans Biorck
						 Chief Financial Officer