Form 10-Q
period 2000-06-30
AUTOLIV INC
filed 2000-07-25
CIK 1034670

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

			     ---------------

				FORM 10-Q
			     Quarterly Report
		  Pursuant to Section 13 or 15(d) of the
		     Securities Exchange Act of 1934

			     ---------------


		     For the period ended June 30, 2000

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

       Yes:   X       No:
	    ------        -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 101,9 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of July 12, 2000.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


					AUTOLIV, INC.
			Consolidated Statement of Income (unaudited)
			 (dollars in millions except per share data)

                                                                                     Six month             Latest
						       Quarter Apr. - June        Jan.   -    June      12 months       Full Year
							2000         1999         2000        1999          00/99            1999
Net sales
- - - - Airbag products                             $  769.8     $  698.0   $  1,548.5  $  1,357.2     $  2,906.2      $  2,714.9
- - - - Seat belt products                             304.4        279.0        609.7       555.2        1,151.8         1,097.3
						      ------      -------    ---------   ---------      ---------       ---------
TOTAL NET SALES                                      1,074.2        977.0      2,158.2     1,912.4        4,058.0         3,812.2

Cost of sales                                         (851.2)      (767.8)    (1,707.1)   (1,512.0)      (3,200.5)       (3,005.4)
						       -----      -------    ---------   ---------      ---------       ---------
Gross profit                                           223.0        209.2        451.1       400.4          857.5           806.8

Selling, administration and general                    (51.0)       (44.8)      (100.2)      (87.7)        (189.3)         (176.8)
  expense
Research and development expenses                      (49.6)       (50.3)      (108.5)      (99.2)        (206.6)         (197.3)
Amortization of intangibles,                           (17.1)       (16.1)       (33.0)      (32.4)         (64.7)          (64.1)
  primarily goodwill
Other income - net                                       1.6          0.1          1.8         0.4            1.4             0.0
						     -------      -------    ---------   ---------       ---------       ---------
Operating income                                       106.9         98.1        211.2       181.5          398.3           368.6

Equity in earnings of                                    0.7         (0.4)         1.4         0.8            5.2             4.6
   affiliates
Interest income                                          2.5          2.4          5.3         5.1           11.5            11.3
Interest expense                                       (16.8)       (13.6)       (29.3)      (28.0)         (56.1)          (54.8)
						     -------      -------    ---------   ---------       ---------       ---------
Income before income taxes                              93.3         86.5        188.6       159.4          358.9           329.7

Income taxes                                           (37.6)       (35.6)       (76.4)      (65.0)        (143.4)         (132.0)
Minority interests in subsidiaries                      (0.6)         0.3         (1.9)        0.9           (0.6)            2.2
						     -------      -------    ---------   ---------       ---------       ---------

Net income                                              55.1         51.2        110.3        95.3          214.9           199.9




Net income per share - assuming                         0.54         0.50         1.08        0.93           2.10            1.95
dilution

Number of shares used in computing                     102.3        102.3        102.3       102.3          102.3           102.4
per share amount
Number of shares outstanding                           101.9        102.3        101.9       102.3          101.9           102.3


   See notes to consolidated financial statements





			      AUTOLIV, INC.
	       Consolidated Balance Sheet (unaudited)
			  (dollars in millions)

							    June 30,     December 31,
							       2000             1999
							------------    ------------
ASSETS

Cash and cash equivalents                                 $    95.9        $   119.2
Receivables, less allowances                                  869.3            709.6
Inventories                                                   299.6            274.0
Refundable and deferred income tax
   benefit                                                     65.7             35.8
Prepaids                                                       83.4             42.9
							   --------         --------
	 Total current assets                               1,413.9          1,181.5

Property, plant and equipment, net                            927.6            834.6
Investments and other receivables                              86.3             34.7
Intangible assets, net (mainly
 acquisition goodwill)                                      1,726.9          1,595.7
							   --------         --------
      TOTAL ASSETS                                          4,154.7          3,646.5
							   ========         ========

LIABILITIES AND EQUITY

Short-term debt                                               243.8            244.5
Accounts payable                                              544.1            453.4
Accrued expenses                                              244.8            291.5
Other current liabilities                                     147.9             92.5
Income taxes                                                   47.5             22.7
							   --------         --------
      Total current liabilities                             1,228.1          1,104.6

Long-term debt                                                792.6            470.4
Other noncurrent liabilities                                  133.9            131.5
Minority interests in subsidiaries                             17.3              9.0
							   --------         --------
      Total noncurrent liabilities
      and minority interests                                  943.8            759.4

Common stock, par value $1 per share                          102.3            102.3
Additional paid-in capital                                  1,941.5          1,941.5
Retained earnings (accumulated
  deficit) and foreign currency
  translation adjustments                                     (49.2)          (112.8)
Treasury Stock                                                (11.8)
							   --------         --------

      Total shareholders' equity                            1,982.8          1,931.0
							   --------         --------

TOTAL LIABILITIES AND EQUITY                                4,154.7          3,646.5
							   ========         ========

See notes to consolidated financial statement





			      AUTOLIV, INC.
	     Consolidated Statement of Cash Flows (unaudited)

			  (dollars in millions)

							 Quarter              Six months        Latest    Full Year
							Apr. - June          Jan. -  June    12 months         1999
						     2000       1999        2000     1999        00/99

OPERATING ACTIVITIES

Net Income                                        $  55.1    $  51.2    $  110.3   $  95.3   $   214.9     $  199.9
Adjustments to reconcile net income to
net cash provided by operating activities:


   Depreciation and amortization                     67.3       64.3       132.9     131.0       255.3        253.4
   Deferred income taxes                             (0.7)      13.2        (3.2)     16.8        26.5         46.5
   Undistributed earnings from affiliated
      companies                                       0.7       (0.4)        1.4       1.7         4.2          4.6
   Changes in operating assets and liabilities
   Receivables and other assets                      27.1        1.6       (80.9)    (48.8)      (95.6)       (63.4)
     Inventories                                      2.3       (7.2)       16.8      12.6       (11.8)       (16.1)
     Accounts payable and accrued expenses          (67.5)      (4.2)      (50.1)    (16.0)      (22.0)        12.1
     Income taxes                                    (3.8)     (11.1)       23.5      12.0        10.5         (0.9)
						   ------     ------      ------    ------      ------       ------
Net cash provided by operating activities            80.5      107.3       150.7     204.7       382.1        436.1

INVESTING ACTIVITIES
Expenditure for property, plant and equipment       (50.9)     (72.3)     (106.9)   (139.2)     (228.6)      (260.9)
Acquisition of businesses and
investments in affiliated companies                (215.6)      (9.3)     (220.3)    (34.1)     (229.9)       (43.7)
Other                                                 7.3        8.8        15.1      13.2        51.1         49.2
						   ------     ------      ------    ------       ------       ------
Net cash used for investing activities             (259.2)     (72.8)     (312.2)   (160.1)     (407.4)      (255.4)

Cash flow before financing                         (178.7)      34.5      (161.5)     44.6       (25.3)       180.7

FINANCING ACTIVITIES

(Decrease)/(increase) in short-term debt            (57.3)      40.7       (39.4)     54.4       (51.1)        42.7
Increase/(decrease) in long-term liabilities        256.3      (35.0)      206.3     (66.8)      117.3       (155.8)
(Decrease)/(increase) in minority interest           (3.1)     (14.8)        8.4     (12.3)       15.2         (5.5)
Dividends paid                                      (11.3)     (11.2)      (22.6)    (22.5)      (45.0)       (45.0)
Cost acquiring Treasury Stock                       (11.8)                 (11.8)                (11.8)
Other - net                                           1.9        4.7         2.5      (3.0)       (2.8)        (8.4)
						   ------      ------     ------    ------      ------       ------
Net cash (used for) provided by financing
activities                                          174.7      (15.6)      143.4     (50.2)       21.8       (172.0)

Effect of exchange rate changes on cash              (1.8)      (2.1)       (5.1)     (6.7)       (6.5)        (8.0)

(DECREASE) / INCREASE IN CASH AND
CASH EQUIVALENTS                                     (5.8)      16.8       (23.2)    (12.4)      (10.2)         0.7
Cash and cash equivalents at beginning of
    period                                          101.9       89.4       119.2     118.5       106.2        118.5
						   ------     ------      ------    ------      ------       ------
Cash and cash equivalents at end of period           95.9      106.2        95.9     106.2        95.9        119.2
						   ======     ======      ======    ======      ======       ======
- ----------------
See notes to consolidated financial statements





			      Autoliv, Inc.
		Notes to Consolidated Financial Statements
			       (unaudited)
			      June 30, 2000

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


2.   Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)                    June 30, 2000     Dec. 31, 1999
					 --------------     -------------

    Finished products
     and work in progress                 $121.8 mil.           $119.7 mil.
    Raw material                           177.8                 154.3
					    ----                  ----
					  $299.6                $274.0

3.   Other recent developments

The Board of Directors has authorized Autoliv's management to repurchase up to ten million of the Company's shares. As of June 30, the Company had acquired
0.5 million of its own shares, reducing the number of Autoliv shares outstanding to 101.9 million.

As of April 1, the North American seat belt operations of NSK were acquired together with a 40% interest in NSK's Asian seat belt operations. Autoliv has an option to acquire the remaining 60% in two steps on April 1, 2002 and 2003. The U.S. operations have annual sales of approximately $70 million and the Asian operations of almost $250 million. These acquisitions make Autoliv the global leader in seat belts.

As of May 1, Autoliv finalized a tender offer worth $206 million for the shares in OEA, Autoliv's main external supplier of initiators for airbag inflators. During its latest fiscal year which ended by July 31, 1999, OEA had sales of nearly $250 million, including $45 million in its aerospace division. Since Autoliv intends to sell this division it is not consolidated. The planned integration of OEA is expected to have a positive effect on Autoliv's earnings within one year from the acquisition.

The credit rating agency Standard & Poor's has given Autoliv Inc. BBB+ as its long-term rating and A-2 as its short-term rating, which is among the best ratings achieved for an automotive supplier. The agency also reaffirmed it's A-2 rating and Moody's its P-2 rating of the U.S. Commercial Paper Program issued by Autoliv's U.S. subsidiary. During July, Autoliv's subsidiary, Autoliv AB, launched a Swedish Commercial Paper Program and a Medium Term Note Program.

Autoliv has signed a letter of intent to partner with Covisint, the planned exchange on the Internet being formed between DaimlerChrysler, Ford, General Motors, Renault and Nissan.

The National Highway Traffic Safety Administration in the U.S. has issued new regulations, which will require more sophisticated frontal airbag systems. These "advanced airbags", which will be phased in during a three-year period starting on September 1, 2003, are expected to increase the supply value per vehicle.



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1999

Consolidated net sales grew by 10% to $1,074 million from $977 million. Acquisitions increased sales by 9%, as a result of the consolidation of Izumi and Norma from January 1 and of NSK's North American seat belt business from April 1 and of OEA from May 1. Of OEA's operations, only the company's automotive business has been consolidated. Currency translation effects reduced Autoliv's reported sales by 6%.

Adjusted for currency effects and acquisitions/ divestitures, Autoliv's sales rose by 7%. This compares favorably with global light vehicle production, which is estimated to have risen by less than 4% compared to the corresponding period last year. (Compared to the first quarter, however, production was almost unchanged). The fact that Autoliv's revenues increased faster than vehicle production is a reflection of the continuous growth of safety products installed.

The U.S. market contributed the most to Autoliv's sales increase (mainly due to a three-fold increase in steering wheel sales and a 40% increase in seat belt sales). Strong demand from French customers also helped grow Autoliv's sales in France and Spain. Sales rose fast in Australia due to higher export sales to Korea and increased penetration rates in the domestic market.

Sales of airbag products (incl. steering wheels) rose by 10% to $770 million from $698 million. The decline in average selling prices continues to moderate. Currency effects reduced reported sales by 5% and acquisitions increased sales by 8%. Consequently, the underlying increase was 7%. Sales were mainly driven by a tripling of steering wheel sales and higher penetration rates for the Inflatable Curtain, Autoliv's new side-impact airbag for head protection.

Sales of seat belt products (incl. seat sub-systems) grew by 9% to $304 million from $279 million. Currency effects reduced reported sales by 9%, while acquisition increased sales by 12%. Consequently, underlying sales rose by 6%. This organic growth is mainly due to introduction of Autoliv's anti-whiplash system in more car models and to market share gains in the U.S. and Korea.

Consolidated sales for the six-month period January through June rose by 13% to $2,158 million or at the same rate as the underlying sales. Autoliv's airbag sales rose by 14% to $1.548 million and seat belt sales by 10% to $610 million, while the underlying sales growths were 13% and 12%, respectively.

Global vehicle production increased by just over 4% during the same six-month period.

In the second quarter, gross profit improved by 7% to $223 million from $209 million, operating income by 9% to $107 million from $98 million, net income by 8% to $55 million from $51 million and earnings per share by 8% to $.54 from $.50.

The acquisitions of OEA and the North American seat belt operations of NSK in the second quarter contributed $61 million to sales, but after interest on acquisition costs and taxes there was a negative impact on net income of $2 million, corresponding to $.02 in earnings per share.

Since Autoliv has almost 60% of its business in Europe, the stronger U.S. dollar to the Euro also had a negative impact. For the quarter, this factor is estimated to have reduced reported earning per share by $.03. The combined negative effect from currency translation effects and acquisitions in the quarter therefore amounted to $.05 per share.

Autoliv's consolidated gross margin was 20.8% and the operating margin 10.0%, compared to 21.4% and 10.0%, respectively, during the same period 1999. Adjusted for the second quarter acquisitions of OEA and the North American seat belt operations of NSK, margins improved, however, to 21.5% and 10.4%, respectively. The restructuring of these new operations has just started.

The margin improvement in the underlying business is the result of Autoliv's own cost saving actions (such as transferring more than 1000 jobs to low labor-cost countries during the last 12 months) and the rapid technology enhancements being introduced in the automotive safety market.

Net financial expenses increased by $3.2 million to 16.8 million as a result of higher debt following the acquisitions.

The effective tax rate was 40.6% compared to 41.0% for the second quarter 1999. Excluding non-deductible goodwill amortization, the tax rate was 36%.

During the first half of 2000, gross profit improved by 13% to $451 million from $400 million, operating income by 16% to $211 million from $182 million and earnings per share by 16% to $1.08 from $0.93.

The tax rate was 40.8% compared to 41.0%.

The gross margin remained at 20.9% i.e. the level achieved during the corresponding period 1999. The operating margin improved to 9.8% from 9.5%.

The number of employees increased by 2,600 during the quarter to 27,200. Excluding acquisitions the increase was 600 - almost exclusively in low labor-cost countries.

If the current exchange rate between the U.S. dollar and the Euro were to prevail for the rest of this year, Autoliv's sales and earnings would be negatively affected by approximately 4% compared to the second half of 1999. On the other hand, acquisitions are expected to add approximately 10% to Autoliv's underlying sales growth. The market analyst institute DRI expects light vehicle production in North America and Europe to remain almost unchanged during the remainder of the year. In addition, the supply value of safety products is expected to continue to grow.

LIQUIDITY AND SOURCES OF CAPITAL

The operations generated $81 million in cash compared to $107 million during the same quarter 1999. Capital expenditures, net amounted to $44 million and $64 million, respectively, and acquisitions to $216 million and $9 million. The largest capital expenditures were capacity expansions for the Inflatable Curtain, other airbag products and inflators, as well as expansion of the tech centers in the U.S. and France. Divestitures amounted to $7 million and related to a building in the U.S.

The net cash flow after operating and investing activities declined by $213 million to a deficit of $179 million. Liquid funds declined by $10 million to $96 million.

Net debt increased during the second quarter by $322 to $941 million and the interest-bearing debt to $1,036 million. Acquisitions increased net debt by $334 million. The acquisitions were OEA for approximately $306 million (including approximately $100 million in acquired debt) and the first phase in acquiring NSK's seat belt business for $28 million (including $6 million in acquired debt).

The net debt-to-equity ratio increased to 47%. Equity has been negatively impacted by currency effects and the share-buy-back program.


Dividend
A dividend of 11 cents per share will be paid on September 7 to Stockholders of record as of August 10, 2000. The ex-date will be August 8.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Autoliv, Inc. was held on May 4, 2000. At the meeting, the following matters were submitted to a vote of the stockholders of Autoliv, Inc.


 (1) The reelection of Director Mr. Gunnar Bark and Director Mr. Per Welin to hold office until the 2003 Annual Meeting of Stockholders. The vote was as follows:

	For                Against               Witheld
	---                -------               -------
     82,344,441             37,755              2,091,923


 (2) The ratification of Ernst & Young AB as the Corporation's independent auditing firm for the fiscal year ending December 31, 2000.

	For                Against               Witheld
	---                -------               -------
     80,445,952             24,663              4,003,504





ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

	   (a) Exhibits

	       27 Financial Data Schedule


	   (b) Reports on Form 8-K

	       Current Report on Form 8-K dated May 9, 2000, as to the repurchase program authorizing the repurchase by the company of up to ten million shares of its outstanding stocks.



				SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						Autoliv, Inc.
						(Registrant)

Date:  June 20, 2000                  By:        /s/ Hans Biorck
						 -----------------------
						 Hans Biorck
						 Chief Financial Officer