Form 10-Q
period 2000-09-30
AUTOLIV INC
filed 2000-10-26
CIK 1034670

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

			     ---------------

				FORM 10-Q
			     Quarterly Report
		  Pursuant to Section 13 or 15(d) of the
		     Securities Exchange Act of 1934

			     ---------------


		     For the period ended September 30, 2000

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

       Yes:   X       No:
	    ------        -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 98.4 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of October 26, 2000.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


					AUTOLIV, INC.
			Consolidated Statement of Income (unaudited)
			 (dollars in millions except per share data)

                                                                                     Nine months             Latest
						       Quarter July - Sept.        Jan.   -    Sept.      12 months       Full Year
							2000         1999         2000        1999          00/99            1999
Net sales
- - - - Airbag products                             $  681.8     $  622.3   $  2,230.3  $  1,979.5     $  2,965.7      $  2,714.9
- - - - Seat belt products                             273.0        251.5        882.7       806.7        1,173.3         1,097.3
						      ------      -------    ---------   ---------      ---------       ---------
TOTAL NET SALES                                        954.8        873.8      3,113.0     2,786.2        4,139.0         3,812.2

Cost of sales                                         (775.3)      (689.6)    (2,482.4)   (2,201.6)      (3,286.2)       (3,005.4)
						       -----      -------    ---------   ---------      ---------       ---------
Gross profit                                           179.5        184.2        630.6       584.6          852.8           806.8

Selling, administration and general                    (43.1)       (41.0)      (143.3)     (128.7)        (191.4)         (176.8)
  expense
Research and development expenses                      (42.0)       (45.7)      (150.5)     (144.9)        (202.9)         (197.3)
Amortization of intangibles,                           (18.0)       (16.3)       (51.0)      (48.7)         (66.4)          (64.1)
  primarily goodwill
Other income - net                                       3.0         (0.3)         4.8         0.1            4.7             0.0
						     -------      -------    ---------   ---------       ---------       ---------
Operating income                                        79.4         80.9        290.6       262.4          396.8           368.6

Equity in earnings of                                    1.6          2.2          3.0         3.0            4.6             4.6
   affiliates
Interest income                                          2.1          2.6          7.4         7.7           11.0            11.3
Interest expense                                       (16.5)       (13.9)       (45.8)      (41.9)         (58.7)          (54.8)
						     -------      -------    ---------   ---------       ---------       ---------
Income before income taxes                              66.6         71.8        255.2       231.2          353.7           329.7

Income taxes                                           (26.0)       (28.6)      (102.4)      (93.6)        (140.8)         (132.0)
Minority interests in subsidiaries                      (1.7)           0         (3.6)        0.9           (2.3)            2.2
						     -------      -------    ---------   ---------       ---------       ---------

Net income                                              38.9         43.2        149.2        138.5          210.6           199.9




Net income per share - assuming                        0.39         0.42         1.46        1.35           2.06            1.95
dilution

Number of shares used in computing                     100.9        102.3        101.9       102.3          102.2           102.4
per share amount
Number of shares outstanding                            98.4        102.3         98.4       102.3           98.4           102.3


   See notes to consolidated financial statements





			      AUTOLIV, INC.
	       Consolidated Balance Sheet (unaudited)
			  (dollars in millions)

							    Sept 30,     December 31,
							       2000             1999
							------------    ------------
ASSETS

Cash and cash equivalents                                 $   111.5        $   119.2
Receivables, less allowances                                  808.8            709.6
Inventories                                                   321.5            274.0
Refundable and deferred income tax
   benefit                                                     61.2             35.8
Prepaids                                                       78.7             42.9
							   --------         --------
	 Total current assets                               1,381.7          1,181.5

Property, plant and equipment, net                            900.4            834.6
Investments and other receivables                              84.2             34.7
Intangible assets, net (mainly
 acquisition goodwill)                                      1,700.3          1,595.7
							   --------         --------
      TOTAL ASSETS                                          4,066.6          3,646.5
							   ========         ========

LIABILITIES AND EQUITY

Short-term debt                                               279.5            244.5
Accounts payable                                              507.3            453.4
Accrued expenses                                              241.6            291.5
Other current liabilities                                     108.3             92.5
Income taxes                                                   36.3             22.7
							   --------         --------
      Total current liabilities                             1,173.0          1,104.6

Long-term debt                                                845.0            470.4
Other noncurrent liabilities                                  135.9            131.5
Minority interests in subsidiaries                             17.5              9.0
							   --------         --------
      Total noncurrent liabilities
      and minority interests                                  998.4            610.9

Common stock, par value $1 per share                          102.3            102.3
Additional paid-in capital                                  1,941.5          1,941.5
Retained earnings (accumulated
  deficit) and foreign currency
  translation adjustments                                     (59.1)         (112.8)
Treasury Stock                                                (89.5)
							   --------         --------

      Total shareholders' equity                            1,895.2          1,931.0
							   --------         --------

TOTAL LIABILITIES AND EQUITY                                4,066.6          3,646.5
							   ========         ========

See notes to consolidated financial statement





			      AUTOLIV, INC.
	     Consolidated Statement of Cash Flows (unaudited)

			  (dollars in millions)

							 Quarter              Nine months        Latest    Full Year
							July - Sept.          Jan. -  Sept.    12 months        1999
						     2000       1999        2000     1999        00/99

OPERATING ACTIVITIES

Net Income                                        $  38.9    $  43.2    $  149.2   $  138.5   $   210.6     $  199.9
Adjustments to reconcile net income to
net cash provided by operating activities:


   Depreciation and amortization                     66.9       58.4       199.8     189.4       263.8        253.4
   Deferred income taxes                              1.0       18.7        (2.2)     35.5         8.8         46.5
   Undistributed earnings from affiliated
      companies                                       1.7        3.0         3.0       4.7         2.9          4.6
   Changes in operating assets and liabilities
   Receivables and other assets                      12.0       (2.0)      (68.9)    (50.7)      (81.6)       (63.4)
     Inventories                                    (37.0)     (18.7)      (20.2)     (6.2)      (30.1)       (16.1)
     Accounts payable and accrued expenses          (28.7)     (12.2)      (78.8)    (28.2)      (38.5)        12.1
     Income taxes                                    (8.2)     (14.5)       15.3      (2.4)       16.8         (0.9)
						   ------     ------      ------    ------      ------       ------
Net cash provided by operating activities            46.6       75.9       197.2     280.6       352.7        436.1

INVESTING ACTIVITIES
Expenditure for property, plant and equipment       (64.3)     (48.0)     (171.3)   (187.2)     (245.0)      (260.9)
Acquisition of businesses and
investments in affiliated companies                     0        7.7      (220.2)    (26.4)     (237.5)       (43.7)
Other                                                 4.3       11.3        19.4      24.5        44.1         49.2
						   ------     ------      ------    ------       ------       ------
Net cash used for investing activities              (60.0)     (29.0)     (372.1)   (189.1)     (438.4)      (255.4)

Cash flow before financing                          (13.4)      46.9      (174.9)     91.5       (85.7)       180.7

FINANCING ACTIVITIES

(Decrease)/(increase) in short-term debt             47.8        9.3         8.4     63.7       (12.6)        42.7
Increase/(decrease) in long-term liabilities         64.9      (24.6)      271.3     (91.4)      206.9       (155.8)
(Decrease)/(increase) in minority interest            1.4        0.3         9.8     (12.0)       16.3         (5.5)
Dividends paid                                      (11.2)     (11.2)      (33.8)    (33.7)      (45.1)       (45.0)
Cost acquiring Treasury Stock                       (77.7)                 (89.5)                (89.5)
Other - net                                          11.8       (9.6)       14.1     (12.7)       18.4        (8.4)
						   ------      ------     ------    ------      ------       ------
Net cash (used for) provided by financing
activities                                           37.0      (35.8)      180.3     (86.1)       94.4       (172.0)

Effect of exchange rate changes on cash              (8.0)       2.6       (13.1)     (4.0)       (17.1)       (8.0)

(DECREASE) / INCREASE IN CASH AND
CASH EQUIVALENTS                                     15.6       13.7       (7.7)       1.4        (8.4)          0.7
Cash and cash equivalents at beginning of
    period                                           95.9      106.2       119.2     118.5       119.9        118.5
						   ------     ------      ------    ------      ------       ------
Cash and cash equivalents at end of period          111.5      119.9       111.5     119.9       111.5        119.2
						   ======     ======      ======    ======      ======       ======
- ----------------
See notes to consolidated financial statements





			      Autoliv, Inc.
		Notes to Consolidated Financial Statements
			       (unaudited)
			      September 30, 2000

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


2.   Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)                    Sept. 30, 2000     Dec. 31, 1999
					 --------------     -------------

    Finished products
     and work in progress                 $129.5 mil.           $119.7 mil.
    Raw material                           192.0                 154.3
					    ----                  ----
					  $321.5                $274.0

3.   Other recent developments

Autoliv has received its first order for electronics in North America.
It is a development and production contract for Autoliv's new high-performance, silicon based rollover sensor, which will be installed in over
1.2 million North American vehicles starting with the 2004 model year. The contract calls for the use of Autoliv's new patented decision making software program, which is integrated with the sensor.

One of the world's first post-crash systems - Volvo On Call - has been introduced in cooperation with Volvo Car Corporation. It is a crash-robust system that automatically calls the Emergency Medical Service Center immediately after a crash and gives the rescue team the exact location of the accident.

As of September 30, Autoliv had repurchased 3.9 million of its shares following the authorization in May of the Board of Directors to repurchase up to 10 million shares. Since the program commenced, nearly $90 million has been used to buy back Autoliv shares. The buy-backs have improved earnings per share by less than one cent in the third quarter.

In October, Autoliv sold its leadwire business in the U.S. The divestiture follows the sale and closure over the last two years of seven other non-core units with a total of 1,000 employees. In addition to reducing costs, these transactions and the sales of two properties have released close to $60 million. The sale of the leadwire business will not have a material effect on Autoliv's earnings.

Autoliv Inc. is replacing its current credit agreement with a new syndicated multi-currency credit facility amounting to $800 million, arranged by Bank One in the U.S. and SEB in Sweden. The transaction will be split into a $300 million 364-day renewable credit line and a $500 million credit facility running for five years. The agreement replaces both the $850 million credit facility from 1997 associated with the ASP merger and the $300 million loan used for the acquisition of OEA this year.

The dispute with Simula Inc. about a licensing agreement for the head side airbag ITS has been settled and Simula has granted Autoliv a non-exclusive license to the ITS and some other products. Together with other features in the settlement, the agreement should secure a productive cooperation in the future.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated net sales grew by 9% to $955 million from $874 million for the quarter July through Sepbember. Acquisitions increased sales by 12%, as a result of the consolidation of Izumi, Norma, NSK's North American seat belt operations and OEA (excluding OEA's Aerospace division which is intended to be sold). Currency translation effects reduced Autoliv's reported sales by 7%.

Autoliv's organic sales (i.e. consolidated sales adjusted for currency effects and acquisitions/divestitures) rose by 4% this quarter. This compares favorably with global light vehicle production, which is estimated to have decreased by approximately 2% compared to the corresponding period last year. The fact that Autoliv's revenues rose faster than the underlying market is a reflection of the increasing demand for more - and more - advanced safety systems in each vehicle. It is also a result of Autoliv's market shares gains within the automotive safety industry.

The U.S. market contributed the most to Autoliv's sales increase (mainly due to the acquisition of OEA and NSK's seat belt operation, a doubling in steering wheel sales and a 50% plus increase in seat belt sales). Sales also rose rapidly in Sweden (due to a higher supply value per vehicle) and Australia (incl. export sales). Although France and Spain reported continued strong sales performances in local currencies, the improvements were not enough to offset the negative currency translation effect.

Sales of airbag products (incl. steering wheels) rose by 10% to $682 million from $622 million for the third quarter. Currency effects reduced reported sales by 6% and acquisitions increased sales by 13%. Consequently, the organic increase was 3%. Sales were mainly driven by a tripling of steering wheel sales and higher volumes for the Inflatable Curtain, Autoliv's new side-impact airbag for head protection.

Sales of seat belt products (incl. seat sub-systems) grew by 9% to $273 million from $252 million for the third quarter. Currency effects reduced reported sales by 11%, while acquisitions increased sales at the same rate. Consequently, organic sales growth was the same as reported growth or 9%. The growth is mainly due to substantial market share gains in the U.S. and breakthroughs in the U.S. for Autoliv's seat belt pretensioners.

Consolidated sales for the nine-month period January through September rose by 12% to $3,113 million, while the organic sales growth was 10%. Autoliv's airbag sales rose by 13% to $2,230 million and seat belt sales by 9% to $883 million, while the organic sales growths was 10% for both product lines. Global vehicle production increased by less than 3%.

For the third quarter Autoliv's gross profit declined by 3% to $180 million from $184 million and operating income by 2% to $79 million from $81 million, partly as a result of a 50% increase in the number of program launches and associated supply chain problems. The results have also been reduced by a substantial fall in demand from UK customers and by development and startup costs for new electronic systems, such as intelligent airbag systems and post-crash telematics. In addition, Autoliv's cost reduction targets for material costs have not been fully realized due to increased world market prices for plastics, electronic components and raw materials.

The acquisitions of OEA and NSK's seat belt operations in North America ("newly acquired companies") have also reduced Autoliv's margins, since the integration of the new companies has just begun. The newly acquired companies have lower gross profit margin than Autoliv, while they spend relatively less in R&D and SG&A. The performance of these companies is according to plan and is expected to contribute to consolidated earnings next year.

The third quarters consolidated gross margin declined to 18.8% from 21.1% and the operating margin to 8.3% from 9.3% during the same period in 1999. Adjusted for newly acquired companies, the margins were 19.6% and 8.7%, respectively.

Net financial expenses increased by $3 million to $14 million the third quarter, mainly as a result of higher debt following the acquisitions, but also as a result of increased debt due to the effect of Autoliv's share repurchase program. The effective tax rate was 40% compared to 41% for the third quarter 1999.

Since Autoliv has almost 50% of its business in Europe, the stronger U.S. dollar to the Euro had a negative impact. For the quarter, this factor is estimated to have reduced reported earnings per share by $.03. The combined negative effect from currency translation effects and acquisitions amounted to $.06 per share.

During the first nine months, gross profit improved by 8% to $631 million from $585 million, operating income by 11% to $291 million from $262 million and earnings per share by 8% to $1.46 from $1.35. The tax rate was approxi-mately 41% in both periods. Excluding non-deductible goodwill amortization, the tax rate was 35%. The gross margin was 20.3% compared to 21.0% and operating margin 9.3% compared to 9.4%. Adjusted for newly acquired companies
427:    the margins were 20.8% and 9.5%, respectively.

The number of employees increased by 300 during the quarter to 27,500. The increase was entirely in low labor-cost countries where the number of employees increased by nearly 500 people.

According to market analyst institutes, light vehicle production in North America and Europe is expected to continue to fall during the fourth quarter. At the same time, Autoliv's sales will be negatively impacted by approxi-mately 9%, if today's exchange rates prevail for the rest of the year. Autoliv's sales will be favorably impacted, on the other hand, by acquisi-tions, which are expected to add approximately 11% to sales, and by the increasing supply value of safety systems per vehicle. This value is estimated to have grown, in local currencies, in the magnitude of 5% annually over the last few years.

The negative effect on Autoliv's earnings from the newly acquired companies is expected to be negligible during the fourth quarter. Start-up costs for program launches and the related supply chain issues are also expected to diminish. At the same time, actions are being taken to address the problems in the UK operations and to reduce the effect from increasing materials prices, but these actions will not have time to yield full effect in the fourth quarter. Using current exchange rates, it is estimated that currency translation effects will reduce earnings per share by approximately $.05.

LIQUIDITY AND SOURCES OF CAPITAL

During the third quarter the operations generated $47 million in cash compared to $76 million during the same quarter of 1999. Capital expenditures, net amounted to $60 million and $37 million, respectively, and acquisitions to $0 million and $8 million. Last year's capital expenditures, net were reduced by disposals of fixed assets. The largest capital expenditures were capacity expansions for the Inflatable Curtain, other airbag products and inflators, as well as expansions of the tech centers in the U.S. and France. OEA's capital expenditures added $12 million to the consolidated capital expenditures.

The net cash flow after operating and investing activities declined by $60 million to a deficit of $13 million.

Net debt increased during the third quarter by $72 to $1,013 million and the gross interest-bearing debt by $89 million to $1,125 million. The share buy-back program increased the net debt during the quarter by $78 million.

The net debt-to-equity ratio increased during the quarter to 53% from 47%. The equity has been reduced by currency effects and the share-buy-back program.

DIVIDEND
A dividend of 11 cent per share will be paid on December 7 to Stockholders of record as of November 9. The ex-date will be November 7.

NEW ACCOUNTING PRONOUNCEMENT
In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instru-ments and Hedging Activities ("Statement 133"). This statement establishes new standards for the recognition and measurement of derivatives and hedging activities. Statement 133 is effective for financial statements of all fiscal quarters for all fiscal years beginning after June 15, 2000, and therefore Autoliv will adopt the new requirements in 2001. Autoliv has not completed its review of Statement 133, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported financial position or results of operations.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

	   (a) Exhibits

	       27 Financial Data Schedule




				SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						Autoliv, Inc.
						(Registrant)

Date:  October 26, 2000                  By:        /s/ Hans Biorck
						 -----------------------
						 Hans Biorck
						 Chief Financial Officer