Form 10-K
period 2000-12-31
AUTOLIV INC
filed 2001-03-29
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000,

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM_____________TO___________

Commission file Number: 001-12933

AUTOLIV, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other juris- diction of incorporation or organization)		51-0378542 (I.R.S. Employer Identification No.)

World Trade Center, Klarabergsviadukten 70, SE-107 24 Stockholm, Sweden (Address of principal executive offices)		N/A (zip Code)

+46 8 587 20 600 (Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Common Stock, par value $1.00 per share Swedish Depositary Receipts	New York Stock Exchange Stockholm Stock Exchange

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
Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing price on the New York Stock Exchange-Composite Transaction
Listing on March 21, 2001: $ 1,465 million.

Number of shares of Common Stock outstanding as of March 22
2001:97,797,266

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the fiscal year ended
December 31, 2000 (the "Annual Report"), are incorporated by reference into Parts I ,II, III and IV.

2. Portions of definitive Proxy Statement dated March 5, 2001, for the annual stockholders meeting to be held April 24, 2001 (the "2001
Proxy Statement"), are incorporated by reference into Part III.

3. Certain Exhibits of Registration Statement on Form S-4 (File #333-23813)
(the "Registration Statement")are incorporated by reference into Part IV.

PART I
Item 1. Business*

General

Autoliv, Inc. ("Autoliv"), a Delaware holding corporation with principal executive offices in Stockholm, Sweden, which owns two principal subsidiaries,
Autoliv AB ("AAB" or "Autoliv AB") and Autoliv ASP, Inc. ("ASP").

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol "ALV" and Swedish Depositary Receipts representing shares of Autoliv common stock trade on the OM Stockholm Stock Exchange under the symbol "ALIV." Options in Autoliv shares are listed on the Chicago Board
Options Exchange under the symbol "ALIV." Autoliv's fiscal year ends on December 31.

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

Business

Autoliv is one of the world's leading suppliers of automotive occupant safety restraint systems with a broad range of product offerings including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seat belts, steering wheels, safety seats and other safety systems and products. Autoliv has production facilities in 29 countries and has as customers almost all of the world's largest car manufacturers.

Autoliv employs approximately 28,000 people and its head office is located in Stockholm, Sweden and employs about 35 people. Autoliv's sales in 2000 were $4.1 billion, approximately 70% of which consisted of airbags and associated products and approximately 30% of which consisted of seat belts and associated products. Autoliv's major markets are in Europe and the United States.

Financial Information on Segments

Autoliv considers its products to be components of integrated car passenger protection systems, which fall within a single industry segment. The financial data relating to Autoliv's business in such segment over the last three fiscal years is contained in the Financial Statements of the Annual Report (pages 23-34 of the printed report) and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 17 of the Notes to Consolidated Financial Statements of the Annual Report and is incorporated herein by reference.

Financial Information on Geographic Areas

Financial information concerning Autoliv's geographic areas is included in Note 17 in the Notes to Consolidated Financial Statements of the Annual Report, and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the sections entitled "The Market" and "Autoliv's Safety Systems" in the Annual
Report and is incorporated herein by reference (pages 10 through 13 in the printed report).

Major Customers

Information concerning major customers is included in the section entitled "The Market" in the Annual Report and is incorporated herein by reference (page 10 in the printed report).

Research and Development

Expenses incurred for research and development activities were $195.7 million, $197.3 million and $176.2 million for the years ended December 31, 2000, 1999 and 1998. Further information is included in the section entitled "Research and Development" of the Annual Report and is incorporated herein by reference (pages 14 and 17 in the printed report).

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 80 wholly or partially owned production facilities located in 29 countries, consisting of both component factories and assembly factories. See "Item 2. Properties" for a description of Autoliv's principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seat belt and airbag assembly, seat subsystems, and steering wheels. The assembly factories source components from a number of parties, including Autoliv's own component factories, and assemble complete restraint systems for "just-in-time" delivery to customers. The products manufactured by Autoliv's wholly owned assembly factories in 2000 consisted of almost 60 million complete seat belt systems (nearly 30 million of which were fitted with pretensioners), and about 43 million airbag modules (including almost 17 million side impact airbags).

Autoliv's "just-in-time" delivery systems have been designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. "Just-in-time" deliveries require manufacturing in geographic areas close to the customers which allows for rapid delivery to customers. The fact that the major automobile manufacturers are continually expanding production activities into more countries and require the same or similar safety systems as produced in Europe, Japan or the US increases the importance to suppliers of having production capacity in several countries. Mergers and acquisitions among the customers also further this trend.

Automobile manufacturers are seeking competitive quotes from suppliers and demand significant staged price reductions over a product's life cycle. In line with its customers' purchasing strategies, Autoliv has implemented cost-saving programs which management believes will help reduce Autoliv's own material, production and administrative costs.

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

Quality Management

Autoliv's products face extremely high reliability requirements. In order to meet high customer quality requirements and internal production efficiency requirements, Autoliv has for several years operated an advanced quality management system. The system is a zero defect rate system and is based upon preventive principles involving the measurement of a number of quality indicators. By reference to best practice within its industry segment, Autoliv has developed quality benchmarks applied throughout Autoliv and places great emphasis on continually improving the quality of its products, customer service and production processes.

All wholly-owned Autoliv subsidiaries (except for recently acquired companies) with direct deliveries to car manufacturers are certified according to ISO 9000 (as defined below). Most of Autoliv's joint ventures are also ISO 9000 certified. "ISO 9000", a quality assurance management system endorsed by European nations and many other countries, is a checklist of functions, policies and rules, considered necessary to assure the quality of a company's products and services.

Virtually all Autoliv companies (except for recently acquired companies) in North America and Europe are also certified according to QS-9000, an automotive quality standard. Virtually all of the remaining subsidiaries and joint ventures will be certified before the end of the year.

Sources and Availability of Raw Materials and Components

Autoliv's business uses many raw materials in the manufacture of its products, nearly all of which are generally available from a number of qualified suppliers. Peaks in worldwide demand have had an impact on raw material costs and availability, particularly with single or sole sourced supplies. Autoliv's business, however, has not generally experienced significant or long-term difficulty in obtaining raw materials.

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

Global Operations

An important element of Autoliv's strategy has been to establish joint ventures to promote Autoliv's geographical expansion and technological development and to gain assistance in marketing Autoliv's full product line to local automobile manufacturers. Total sales of Autoliv's joint venture operations to outside customers aggregated approximately $ 328 million in 2000. These joint venture operations are accounted for according to the equity method.

Autoliv typically contributes its design and production knowledge to the joint venture, with the local partner providing sales support and manufacturing facilities. Some of these local partners manufacture and sell standardized seat belt systems, but will, through the joint venture with Autoliv, be able to upgrade their technology to meet specific customer demands. In addition to joint ventures established in emerging markets, Autoliv has also, in certain instances, established joint ventures in markets such as France, either to strengthen its sales position or to gain access to the market.

Autoliv joint ventures and foreign subsidiaries may be subject to the usual risks inherent in global operations, including, but not limited to: risks with respect to currency exchange rates; economic and political destabilization; other disruption of markets; restrictive laws and actions of certain governments (such as restrictions on transfers of funds, export duties and quotas, foreign customs and tariffs, and unexpected changes in regulatory environments); difficulty in obtaining distribution and support; nationalization; and the laws and policies of the United States, the European Union, and the World Trade Organization affecting trade, investment and loans; and tax laws.

There can be no assurance that these factors will not have a material adverse impact on Autoliv's ability to increase or maintain its international sales or on its results of operations.

Patents and Proprietary Technology

Autoliv has developed a considerable amount of proprietary technology related to car occupant restraint systems and relies on a number of patents to protect such technology. Autoliv protects many of its innovations with patents, and vigorously protects and defends its patents, trademarks and know-how against infringement and unauthorized use. At present, Autoliv holds approximately 3,000 patents covering a large number of innovations and product ideas, mainly in the fields of seat belt and airbag technologies. In addition, Autoliv utilizes, and has access to, the patents of Autoliv's joint ventures and joint venture partners. These patents expire on various dates during the period 2001 to 2021. The expiration of any single patent is not expected to have a material adverse effect on Autoliv's financial position.

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

Substantial Reliance by Autoliv on Major Customers

A relatively small number of automobile manufacturers compose the existing customer base of Autoliv. Although business with any given customer is typically split into several contracts (usually one contract per car model), the loss of all of the business of certain customers could have a material adverse effect on Autoliv. Combined sales to Autoliv's largest customer represented approximately 20% and the largest contract 4% of total fiscal 2000 sales. See Note 16 to the Notes to Consolidated Financial Statements of the Annual Report, which is incorporated herein by reference.

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

Certain Regulatory Matters and Developments

The automotive safety industry is subject to substantial regulation, both in the United States and in many other countries, which may affect the demand for Autoliv's products and Autoliv's manufacturing and development costs. These regulations are subject to frequent review by applicable regulatory authorities and other governmental entities, and are subject to change. In the United States, current federal legislation requires driver-side and passenger-side airbags in all new passenger cars, effective September 1, 1997, and in all new light vehicles (unloaded vehicle weight of 5,500 pounds or less), effective September 1, 1998. Changes in regulations could have a material adverse impact on Autoliv's operations and financial condition. Such regulations are subject to a number of factors that are not within the control of Autoliv, including adverse publicity regarding the safety risks of airbags to children and small adults, domestic and foreign political developments, and litigation relating to Autoliv's and its competitors' products. There can be no assurance that regulatory developments or adverse publicity will not adversely affect customer demand for automotive safety products of Autoliv's business. Such changes could also result in slower increases, or in decreases, in demand for automotive safety products in other countries.

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

In May 2000, the final regulations (No. NHTSA 00-7013, Notice 1) were issued, requiring 35 % of all light vehicles sold in the United States between September 1, 2003 and August 31, 2004 to be in compliance with the new regulations. The following model year 65 % of all new vehicles shall be in compliance with the regulations and during the third model year 100%. The new regulations are expected to increase the unit price for frontal airbag system, and thereby increase the North American airbag market, but also have ripple effects on other markets.

Environmental

Since 1996, Autoliv has had an environmental plan, which is based on Autoliv's environmental policy (see the Company's web site: autoliv.com/overview). According to the plan, all Autoliv plants and units should become certified according to ISO 14001, an international standard for environmental management systems. So far, over 50% of Autoliv's plants (excl. recently acquired plants) have been certified according to the standard, including all major plants in Europe and North America.

Autoliv has no pending environmental related problems to the best of Autoliv's management's knowledge.

Employees

At December 31, 2000, Autoliv and its subsidiaries had approximately 28,000 employees.

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

AUTOLIV MANUFACTURING FACILITIES

Country Ownership*	Production facility	Current primary activities

*Denotes direct or indirect ownership by Autoliv

Argentina	Autoliv Argentina SA, Buenos Aires	Seat belts, airbags
100%

Australia	Autoliv Australia, Melbourne	Seat belts, airbags
100%
100%	VOA Webco, Melbourne	Seat belt webbing

Belgium 100%	Autoliv Belgium, Gent	Sequency plant

Brazil 100%	Autoliv Brazil, Taubaté	Seat belts, airbags, steering, wheels and webbing

Canada 100% 100%	VOA Colfab, Collingwood Autoliv Canada, Tilbury	Seat belt webbing Airbags cushions

Estonia	Norma, Tallinn	Seat belts
51%

China	CHA, Changchun	Seat belts
JV
JV	NHA, Nanjing	Seat belts
JV	Shanghai-VOA	Seat belt webbing

France	Autoliv France,
100%	Gournay-en-Bray	Seat belts and airbags
100%	Autoliv Automation, Gournay	Production machinery equipment
100%	Autoliv Composants, Caudebec	Metal components
JV	EAK, Valentigney	Seat belts and airbags
100%	Isodelta, Poitiers	Steering wheels and covers
66%	Livbag, Brest	Airbag inflators
66%	NCS, Survillier	Initiators for airbag inflators
100%	Pyroindustrie, Les Mureaux	Initiators for airbags
100%	Sagem-Autoliv, Rouen	Airbag electronics

Germany	Autoliv, Dachau	Airbags and pretensioners
100%
100%	Autoliv, Elmshorn	Seat belts
100%	Autoliv, Dobeln	Seat belts
100%	Autoliv, Braunschweig	Airbag module assembly
100%	Stakupress, Norderstedt	Metal components for seat belts

Great Britain	Autoliv, Havant	Seat belts and airbags
100%
100%	Tensator, Milton Keynes	Springs for belt retractors and height adjuster s
100%	Airbags International, Congleton	Airbag cushions

Hungary	Autoliv, Sopron	Seat belts
100%

India	Autoliv-IFB, Bangalore	Seat belts
JV
Indonesia	Autoliv Indonesia, Jakarta	Seat belts
100%
100%	Autoliv Italy, Turin	Height adjusters

Japan	Autoliv Japan, Tsukuba	Airbags
100%
100%	Autoliv-Nichiyu Japan, Taketoyo	Airbag inflators
100%	Autoliv-Izumi, Atsugi	Steering wheels
50%	Nihon Steering Ind., Hiroshima
JV	NSK-Autoliv, Fujisama	Seat belts

Malaysia	Autoliv HT, Kuala Lumpur	Seat belts, airbags and steering
JV		wheels
JV	Airbag Systems Malaysia, Furniweb-VOA Safety Webbing, Kuala Lumpur	Seat belt webbings

Mexico	Autoliv Mexico, Toluca	Seat belts and airbags
100%
100%	Autoliv Safety Technologies,Tijuana	Seat belts
100%	Autoliv Components, El Marques	Airbag cusions and leather wrapping of steering wheels

Netherlands	Autoliv, Landgraaf	Seat belts and integrated child seats
100%
100%	Van Oerle Alberton, Boxtel	Seat belt webbing

Poland	Autoliv Poland	Airbags cushions
100%

Philippines	Autoliv QB, Manila	Seat belts
75%
100%	Autoliv-Izumi, Cebu	Steering wheels

Romania	Autoliv Romania, Brasov	Seat belts
80%

Russia	Autoliv Russia, Dubna	Seat belts
100%

South Africa	Autoliv, South Africa	Seat belts
100%

Spain	Autoliv-KLE, Barcelona	Seat belts and airbags
100%
100%	Autoliv-BKI, Valencia	Seat belts and airbags

Sweden	Autoliv Sverige, Vargarda Airbags,	seat belts and integrated child seats
100%
100%	Autoflator, Vargarda	Cold inflators
100%	Autoliv Hammarverken, Vaxjo	Components for car seats
100%	Autoliv Mekan, Hassleholm	Components for car seats
100%	Autoliv Electronics, Motala	Airbag electronics
100%	Svensk Airbag, Kungalv	Airbags cushions

Taiwan	Mei-An Autoliv, Taipei	Seat belts and airbags
JV

Thailand	Autoliv Thailand, Bangkok	Seat belts
90%
JV	NSK Safety Technologies, Bangkok	Seat belts

Tunisia	Autoliv Tunisia, El Fahs and Ennadour	Leather wrapping of steering wheel s
100%

Turkey	Autoliv Cankor, Istanbul	Seat belts and airbags
100%

USA	Autoliv North America,	Seat belts
100%	Indianapolis, Indiana
100%	Brigham City, Utah	Inflators
100%	North Ogden, Utah	Component subassembly
100%	Madisonville, Kentucky	Seat belts
100%	Ogden, Utah	Airbag Modules
100%	Ogden, Utah	Textile airbags
100%	Ogden, Utah	Inflators
100%	Tremonton, Utah	Airbag initiators
100%	Promontory, Utah	Gas generant
100%	Fort Wayne, Indiana	Steering Wheels
100%	OEA, Denver, Co.	Inflators

Technical Centers and Crash Laboratories**

Location	Function

Autoliv Research, Vargarda (Sweden)	Research center
Autoliv Safety Center, Vargarda (Sweden)	Technical center for full-scale tests, roll-overs, etc.
Autoliv Germany, Dachau	Technical center with full-scale test laboratory
Autoliv France, Gournay-en-Bray	Technical center with full-scale test laboratory
Autoliv UK, Havant	Technical center with full-scale test laboratory
Autoliv North America, Detroit	Technical center with full-scale test laboratory
Autoliv Australia, Melbourne	Full-scale test laboratory
Autoliv Spain, Barcelona	Full-scale test laboratory
Autoliv Germany, Hamburg	Full-scale test laboratory
Autoliv Inflator, Utah	Pyrotechnic Research
Autoliv Japan,Yokohama	Sled Testing
Autoliv Japan, Tsukuba	Technical center
Autoliv Germany, Markgroningen	Sled Testing

**All such facilities are wholly owned directly or indirectly by Autoliv

Item 3. Legal Proceedings.

From time to time, Autoliv has been named as defendant in product liability and other lawsuits. Such lawsuits historically have not had an adverse impact on the financial condition of Autoliv. However, although Autoliv carries product liability insurance to the extent reasonably available against insurable risks, future damages awarded in the United States in product liability lawsuits could exceed the limits of available insurance coverage, and Autoliv might be held liable for punitive damages which are not capable of estimation. In addition, from time to time, the customers of Autoliv request their suppliers to participate in the defense of product liability litigation or to contribute to claim settlements. A substantial product liability award that is not covered by insurance or results in liabilities in excess of any coverage limits could have a material adverse effect on the financial condition and operating results of Autoliv.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Autoliv during the fourth quarter of 2000.

Executive Officers of the registrant

LARS WESTERBERG, age 52, President and Chief Executive Officer from February 1, 1999. See item 10 Directors in Part III for further details.

LEIF BERNTSSON, age 45, Vice President Quality, appointed May 1, 1997.
Mr. Berntsson has been Vice President Quality of Autoliv AB since 1988 and also Vice President Purchasing of Autoliv AB from 1992 until July 1, 1999.
Mr. Berntsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

HANS BIORCK, age 49, Vice President and Chief Financial Officer effective April 1, 1999. Mr. Biorck has been Vice President, Treasurer since September 1998. Before that Mr. Biorck held CFO positions in Esselte AB and EBS Inc. He holds a degree in Economics and Business Administration from the Stockholm School of Economics.

YNGVE HALAND, age 55, Vice President Research, appointed May 1, 1997. Dr.
Haland has been Vice President Research of Autoliv AB since 1994. Prior to that he was Group Manager Research for Autoliv AB since 1989. Dr. Haland is an Associate Professor and holds a Master of Science degree from the Chalmers
Institute of Technology in Gothenburg, from which he also holds a doctorate's degree.

CLAES HUMBLA, age 61 Vice President Human Resources, appointed May 1, 1997.
Mr. Humbla has been Vice President Human Resources of Autoliv AB since 1989.
Mr. Humbla holds a Master of Science degree from the Chalmers Institute of
Technology in Gothenburg.

WILHELM KULL, age 64, Vice President IT, and Chief Financial Officer from May 1, 1997 until March 31, 1999. See item 10 Directors in Part III for further details.

BENOIT MARSAUD, age 48 Vice President Manufacturing, appointed February 4,
1998. Mr. Marsaud has been Vice President Manufacturing of Autoliv AB since
1992 and in addition was appointed President of Autoliv France in May 1997.
He holds a Master of Science Degree from Ecole Nationale Superieure Des Arts et Metiers in Paris.

MATS ODMAN, age 50, Director of Investor Relations, appointed May 1, 1997.
Mr. Odman has been Director of Investor Relations of Autoliv AB since 1994.
Before that Mr. Odman had the same position in Fermenta AB and Gambro AB.
Prior to that Mr. Odman was Investor Relations Manager of Pharmacia AB.

JAN OLSSON, age 46 Vice President Engineering, appointed October 1, 1997.
Mr. Olsson was Manager of Engineering of Autoliv Sverige AB from
1989 until August 1994 when he become President of the same company, a position he held until he was appointed to his current position. Mr. Olsson holds a Master of Science Degree from the Chalmers Institute of Technology in Gothenburg.

HANS-GORAN PERSSON, age 54, Vice President Purchasing, appointed July 1,
1999. Mr. Persson had the same positions in the Swedish ball bearing company SKF, Volvo Cars and at the passenger car division of Saab-Scania.
Mr. Persson holds an MBA from the Gothenburg Business School.

JORGEN I. SVENSSON, age 39, Vice President Legal Affairs, General Counsel and Secretary, appointed May 1, 1997. Mr. Svensson has been Legal Counsel of Autoliv AB since 1989, General Counsel since 1991, and Vice President Legal Affairs and General Counsel since 1994. Mr. Svensson holds a degree of Master of Law from the University of Lund.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information concerning the market for Autoliv's common stock including the relevant trading market, recent share prices, dividends, and approximate number of shareholders is included in the section entitled "Shareholder Information" of the Annual Report and is incorporated herein by reference (pages 38 and 39 in the printed report).

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2000 is included in the Annual Report and is incorporated herein by reference (page 35 in the printed report).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of
Operations for the three years ended December 31, 2000 is included in the
Annual Report and is incorporated herein by reference (pages 19 through 22 in the printed annual report).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Quantitative and Qualitative Disclosures about Market Risk are included in the Annual Report and are incorporated herein by reference (page 22 in the
Printed report).

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheet of Autoliv as of December 31, 2000 and 1999 and the Consolidated Statements of Income and Cash Flows for each of the three years in the period ended December 31, 2000, the Notes to Consolidated Financial Statements, and the Report of Independent Auditors are included in the Annual Report and are incorporated herein by reference (pages 23 through 34 in the printed annual report).

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

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors:

Information concerning the directors and nominee for director of Autoliv is included on pages 2-3 in the 2001 Proxy Statement and is incorporated herein by reference.

Executive Officers:

The required information concerning executive officers of Autoliv is contained in Part I of this report.

COMPLIANCE WITH SECTION 16(A)OF THE SECURITIES EXCHANGE ACT OF 1934
The members of the Board of Directors, the executive officers of the Company and persons who hold more than ten percent of the Common Stock are subject to the reporting requirements of Section 16 (A) of the Exchange Act, which require them to file reports with respect to their ownership of the Company's securities on Form 3 and transactions in the Company's securities Form 4 or 5. Based solely on its review of the copies of such forms received by it and written representations from the Company's executive officers and directors, for the fiscal year ended December 31, 2000, the Section 16 (a) filing requirements were complied with by all incumbent executive officers, directors and director nominees during the year, except that each of Messrs. Aronson, Bark, Berntsson, Haland, Humbla, Kull, Kunerth, Marsaud, Persson, Ödman, Olsson, Stewart, Stone, Svensson, Welin and Westerberg filed a Form 5 on March 8, 2001, and Mr. Kunerth filed an Amended Form 5 on March 9, 2001.

Item 11. Executive Compensation

Information concerning executive compensation for the year ended December
31, 2000 is included on pages 7-10 of the 2001 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning beneficial ownership of Autoliv's common stock is included on page 5 of the 2001 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents Filed as Part of this Report

(1) Financial Statements

The following consolidated financial statements are included on pages 23 through 34 and Selected Financial Data on page 35 of the Annual Report and are incorporated herein by reference:

Consolidated Statement of Income - Years ended December 31, 2000, 1999 and
1998 (page 23)

Consolidated Balance Sheet - as of December 31, 2000 and 1999 (page 24)

Consolidated Statement of Cash Flows - Years ended December 31, 2000, 1999 and 1998 (page 25)

Notes to Consolidated Financial Statements (pages 26-33)

Report of Independent Auditors (page 34)

(2) Financial Statement Schedules

All of the schedules specified under Regulation S-X to be provided by
Autoliv have been omitted either because they are not applicable, they are not required or the information required is included in the financial statements or notes thereto.

(3) Index to Exhibits

2.1(a)

Combination Agreement, dated as of November 25, 1996, by and among
Autoliv AB, Morton International, Inc., Autoliv and ASP Merger Sub Inc. (the "Combination Agreement", incorporated herein by reference to Exhibit 2.1(a) to the Registration Statement. Autoliv agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission (the "Commission") upon request.

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

13	Autoliv's Annual Report to Shareholders for the fiscal year ended December 31, 2000.

21	Autoliv's Subsidiaries

22	No matters were submitted to Autoliv's stockholders during the fourth quarter of 2000.

23	Consent of Ernst & Young AB.

99.1	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv's Registration Statement on Form S-8 (File No. 333-26299)
99.2	Amendment No. 1 to Autoliv, Inc 1997 Stock Incentive Plan

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29 day of March, 2001.

AUTOLIV, INC.
(Registrant)
By /s/ Hans Biorck

Hans Biorck
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 29 day of March, 2001.

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
Per Welin

EXHIBIT 21

LIST OF SUBSIDIARIES OF THE COMPANY

Autoliv AB (Sweden)
Autoliv Holding, Inc (Delaware)
US Autoliv ASP, Inc. (Indiana)
Autoliv GmbH (Germany)
Autoliv Sicherheitstechnik GmbH (Germany)
Autoliv Stakupress GmbH (Germany)
Autoliv Autosicherheitstechnik GmbH (Germany)
Autoliv Romania SA (Romania) (80%)
Autoliv KFT (Hungary)
Societe Franco Suedoise d 'Investissement SA (France)
Autoliv France SNC (France)
Autoliv IsoDelta SA (France)
Livbag SA (France) (66%)
Autoliv Composants SNC (France)
NCS Pyrotechnie et Technologies SA (France)
Autoliv Electronics SAS (France)
Autoliv Italia spa (Italy)
Autoliv KLE, S.A.U. (Spain)
Autoliv BKI SA (Spain)
Autoliv Ltd (UK)
Airbags International Ltd (UK)
Tensator Ltd (UK)
Autoliv Holding Ltd (UK)
Autoliv UK Holding Ltd (UK)
Autoliv BV (The Netherlands)
Van Oerle Alberton BV (The Netherlands)
Van Oerle Alberton Holding BV (The Netherlands)
Van Oerle Alberton International BV (The Netherlands)
Marling B.V. (The Netherlands)
Autoliv Holding B.V. (The Netherlands)
Autoliv ASP B.V. (The Netherlands)
Autoliv Overseas BV (The Netherlands)
General Engineering (The Netherlands)
Autosafety Holdings BV (The Netherlands)
Automotive Safety Products BV (The Netherlands)
Autoliv Australia Proprietary Ltd (Australia)
Van Oerle Webco Pty Ltd (Australia)
Autoliv Canada, Inc (Canada)
Van Oerle Alberton Colfab, Inc (Canada)
Autoliv do Brasil Ltda. (Brazil)
Autoliv Cankor Otomotiv Emniyet (Turkey)
Autoliv Thailand Ltd (Thailand) (85%)
Autoliv Philippines Inc (Philippines) (75%)
Autoliv Southern Africa Pty Ltd (South-Africa)
Autoliv Argentina SA (Argentina)
Autoliv Mexico SA de CV (Mexico)
Autoliv Poland Sp. z. o. o. (Poland)
Autoliv Sverige AB (Sweden)
Autoliv Electronics AB (Sweden)
Svensk Airbag AB (Sweden)
Autoliv Hammarverken AB (Sweden)
Autoliv Mekan AB (Sweden)
Autoflator AB (Sweden)
Autoliv Japan Ltd (Japan)
Autoliv Nichiyo K.K. (Japan) (60%)
Autoliv Izumi Japan Ltd. (Japan) (99%)
Autoliv Phillipines Izumi Co (Phillipines) (99%)
Norma AS (Estonia) (51%)
Autoliv Safety Technology, Inc (U.S.A)
Autoliv Safety Technology de Mexico S.A. de C.V. (Mexico)
OEA, Inc (U.S.A)
Autoliv (Shanghai) Safety Systems Co. Ltd (China)(60%)
Autoliv Components Mexico, S. de R.L. de C.V. (Mexico)
Autoliv New Zealand Ltd.(New Zealand)

All subsidiaries are wholly-owned unless otherwise indicated.

The names of certain subsidiaries, which considered in the aggregate would not constitute a "significant subsidiary" as such term is defined in the regulations under the federal securities laws, have been omitted from the foregoing list.

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report
(Form 10-K) of Autoliv Inc. of our report dated January 25, 2001,included in the 2000 Annual Report to the Shareholders of Autoliv Inc. We also consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-26299 and No. 333-26303) pertaining to the Autoliv, Inc. 1997 Stock Incentive Plan and Autoliv ASP Employee Investment Plan of Autoliv Inc., respectively, of our report dated January 25, 2001, with respect to the consolidated financial statements of Autoliv Inc. incorporated by reference in this Annual Report (Form 10-K)for the year ended December 31, 2000.

/s/ Ernst & Young AB
Torbjorn Hanson

Stockholm, Sweden
March 28, 2001