Form 10-Q
period 2001-03-30
AUTOLIV INC
filed 2001-05-10
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended March 31, 2001

 AUTOLIV, INC.
 (Exact name of registrant as
specified in its charter)
Delaware (State or other jurisdic- tion of incorporation or organization)	51-0378542 (I.R.S. Employer Identi- fication No.)

World Trade Center, Klarabergsviadukten 70, Box 70381, SE-107 24 Stockholm, Sweden (Address of principal executive offices)	N/A (Zip Code)
+46 8 587 20 600 (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days.
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 97.8 million shares of Common Stock of Autoliv, Inc., par value $ 1.00 per share, outstanding as of May 7, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)
	Quarter		Latest
	Jan. - March		12 months	Full Year
	2001	2000	April 00-March 01	2000
Net sales
- Airbag products	$757.1	$778.7	$2,912.7	$2,934.3
- Seat belt products	323.5	305.3	1,200.0	1,181.8
Total net sales	1,080.6	1,084.0	4,112.7	4,116.1

Cost of sales	-895.0	-855.9	-3,369.1	-3,330.0
Gross profit	185.6	228.1	743.6	786.1

Selling, general & administrative expense	-49.9	-49.2	-190.7	-190.0
Research & development	-59.1	-58.9	-195.9	-195.7
Amortization of intangibles	-17.1	-15.9	-67.9	-66.7
Other income, net	0.0	0.2	5.6	5.8
Operating income	59.5	104.3	294.7	339.5

Equity in earnings of affiliates	0.9	0.7	4.5	4.3
Financial income	2.5	2.8	9.3	9.6
Financial expense	-23.3	-12.5	-73.6	-62.8
Income before taxes	39.6	95.3	234.9	290.6

Income taxes	-16.7	-38.8	-95.1	-117.2
Minority interests in subsidiaries	-2.1	-1.3	-5.5	-4.7
Net income	20.8	55.2	134.3	168.7
Earnings per share	$.21	$.54	$1.35	$1.67

Average number of shares in millions 1)	97.8	102.4	99.8	100.9
Number of shares at period-end in millions	97.8	102.3	97.8	97.8

1)Assuming dilution

See notes to consolidated financial statements

AUTOLIV, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED) (Dollars in millions)
	March 31	December 31
	2001	2000
Assets
Cash & cash equivalents	$109.5	$82.2
Accounts receivable	886.0	835.4
Inventories	322.3	333.5
Other current assets	88.6	97.9
Total current assets	1,406.4	1,349.0

Property, plant & equipment, net	852.9	867.2
Intangible assets, net (mainly goodwill)	1,723.9	1,739.3
Other assets	113.0	112.3
Total assets	4,096.2	4,067.8

Liabilities and shareholders' equity
Short-term debt	387.5	353.8
Accounts payable	529.6	540.3
Other current liabilities	394.7	361.8
Total current liabilities	1,311.8	1,255.9

Long-term debt	723.7	737.4
Other non-current liabilities	139.9	142.4
Minority interest in subsidiaries	21.7	22.0
Shareholders' equity	1,899.1	1,910.1
Total liabilities and shareholders' equity	$4,096.2	$4,067.8

Working capital, $ in millions	373	365
Capital employed, $ in millions	2,901	2,919
Net debt, $ in millions	1,002	1,009

See notes to consolidated financial statements

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)
	Quarter		Latest
	Jan. - March		12 months	Full Year
	2001	2000	April 00-March 01	2000
OPERATING ACTIVITIES
Net income	$20.8	$55.2	$134.3	$168.7

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	73.1	65.6	276.6	269.1
Deferred income taxes	(3.1)	(2.5)	23.4	24.0
Undistributed earnings from affiliated companies	(0.9)	0.7	(5.9)	(4.3)

Changes in operating assets and liabilities
Receivables and other assets	(80.8)	(108.0)	(57.0)	(84.2)
Inventories	0.8	14.5	(51.2)	(37.5)
Accounts payable and accrued expenses	46.1	17.4	(40.0)	(68.7)
Income taxes	10.4	27.3	(18.2)	(1.3)
Net cash provided by operating activities	66.4	70.2	262.0	265.8

INVESTING ACTIVITIES
Expenditure for property, plant and equipment	(68.5)	(56.0)	(257.3)	(244.8)
Acquisition of businesses and investments in
affiliated companies, net of cash acquired	(14.9)	(4.7)	(221.2)	(211.0)
Other	2.6	7.8	22.7	27.9
Net cash used for investing activities	(80.8)	(52.9)	(455.8)	(427.9)

Cash flow before financing	(14.4)	17.3	(193.8)	(162.1)

FINANCING ACTIVITIES
Decrease/increase in short term debt	48.4	17.9	13.1	(17.4)
Decrease/increase in long-term liabilities	6.1	(49.9)	333.4	277.4
Decrease/increase in minority interest	1.9	11.5	(6.3)	3.3
Dividends paid	(10.8)	(11.3)	(44.0)	(44.5)
Cost acquiring Treasury Stock			(103.0)	(103.0)
Stock options exercised		(0.2)	0.3	0.1
Other, net	0.6	0.8	14.8	15.0
Net cash (used for) provided by financing activities	46.2	(31.2)	208.3	130.9

Effect of exchange rates on cash	(4.5)	(3.4)	(6.9)	(5.8)

Decrease/Increase in cash and cash equivalents	27.3	(17.3)	7.6	(37.0)
Cash and cash equivalents at beginning of period	82.2	119.2	101.9	119.2
Cash and cash equivalents at end of period	$109.5	$101.9	$109.5	$82.2

See notes to consolidated financial statements

AUTOLIV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS
(UNAUDITED)
March 31, 2001

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

Statements in this report that are not historical fact are forward-looking statements, which involve risks and uncertainties that could affect the actual results of Autoliv Inc. ("Autoliv" or the "Company"). A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv's reports filed with the Securities and Exchange Commission.

2. Inventories
Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)	March 31, 2001	Dec. 31, 2000
Finished products
and work in progress	$128.7	$128.5
Raw material	193.6	205.0
	$322.3	$333.5

3. Other recent developments
Autoliv has exercised one of its options and increased its holding in the European inflator company Livbag to 83% from 66% for approximately $12 million. Autoliv has also invested $6 million in the new joint venture Autoliv-Mando Corporation in Korea.

The machined parts business in Utah, which manufactures steel components for inflators, has been sold as a result of Autoliv's strategy to divest non-core businesses. Last year the business had $11 million in sales and 60 employees. Over the last two years, Autoliv has sold or closed nine non-core business units with 1,300 employees. In addition to reducing costs, these transactions have released over $60 million that was tied up in the operations and their buildings.

In the new European crash test program, Euro NCAP, Renault's new Laguna, to which Autoliv is the exclusive supplier of safety systems, became the first vehicle to receive the highest possible rating. The vehicle has Autoliv's patented Inflatable Curtain for head protection in side impacts, Autoliv's new frontal airbag system (for which Autoliv received the Annual Award of the British Automobile Association) and Autoliv's side airbags for chest protection also in the back seats. This car is also the first vehicle in the world in which the driver's seat belt has two pretensioners. The safety electronics and the related software program are also supplied by Autoliv.

Magnus Lindquist has been appointed new Chief Financial Officer and Vice President Finance of Autoliv Inc. Currently, he holds the same position at Perstorp AB, a public Swedish-based chemistry and materials technology corporation. He will assume his new position in July.

The Annual General Meeting of Stockholders was held in Chicago on April 24, 2001. In conjunction with the meeting, the Chairman of the Board, Mr. Gunnar Bark, retired from the Board. Mr. S. Jay Stewart has been elected new Chairman.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000
Consolidated net sales during the three-month period ended March 31, 2001, amounted to $1,081 million. This was the same level as recorded in the first quarter last year, which was the best sales quarter ever. Compared to the preceding quarter sales rose by 8%.

Sales of newly acquired companies (net of divestitures) added 8% to consolidated sales in the first quarter primarily as a result of the acquisitions of OEA and NSK's North American seat belt operations in the second quarter last year. Currency translation effects reduced consolidated reported sales by 5%. Consequently, Autoliv's organic sales (i.e. consolidated sales adjusted for currency effects and acquisitions/divestitures) declined by 3%.

This compares favorably with global light vehicle production, which is estimated to have fallen by 7%. Autoliv's sales were particularly strong in Europe, where sales rose by 7% in local currencies although European car production did not increase. In U.S. dollars, Autoliv's European sales declined, however, by 1% due to the weak Euro. In North America, Autoliv's organic sales declined by 12% while light vehicle production fell by 16%. For Autoliv's most important customers in North America (Chrysler, Ford and General Motors) the reduction was over 20%. Including acquisitions, Autoliv's North American sales increased slightly.

Autoliv's relatively strong sales performance was mainly driven by the stronger-than-expected car production in Europe and the introduction of side-impact airbags such as the Inflatable Curtain, as well as by market share gains in the U.S. seat belt market and the global steering wheel market.

Sales of airbag products (incl. steering wheels) declined by 3% to $757 million from $779 million. Currency effects reduced reported sales by 4%. Acquisitions increased sales by 8%. Consequently, organic sales declined by 7% as a result of the weak U.S. car production and negative customer mix. The negative factors have been partly offset by Autoliv's strong performance in side airbag and steering wheel products, where consolidated sales rose by 30% and 15%, respectively. Even in the depressed U.S. market, sales of these products rose.

Sales of seat belt products (incl. seat sub-systems) grew by 6% to $324 million from $305 million. Currency effects reduced reported sales by 7%, while acquisitions increased sales by 7%. Consequently, organic sales growth was 6%. This growth in sales was mainly driven by market share gains in the U.S. and breakthroughs in the U.S. for Autoliv's seat belt pretensioners. Including the acquisition of NSK's North American seat belt business, Autoliv's seat belt sales in North America doubled.

Gross profit during the quarter decreased by $43 million to $186 million and the gross margin fell to 17.2% from 21.0%. Compared to the fourth quarter 2000, however, the gross margin improved from 15.5% and the gross profit improved by $30 million or by 19%. The deterioration from the previous year was primarily due to the fall in U.S. vehicle production, higher material prices and material content, as well as to an unfavorable product mix. The acquisitions of OEA and NSK's seat belt operations in North America have also reduced Autoliv's gross margin.

The improvement from the fourth quarter was driven by sales performance that has been better than expected. The implementation of the action program that Autoliv announced at the beginning of this year has been faster than originally anticipated. Most of the benefits will materialize gradually later in the year. A reduction in the number of supply chain issues has also contributed to the gross profit and margin improvements.

Operating income declined by $45 million to $60 million and the operating margin fell to 5.5% from 9.6%. Compared to the fourth quarter 2000, however, the margin rose from 4.9% and operating income improved by $11 million or by 22%. The decrease from previous year is principally due to the above-mentioned $43 million decline in gross profit. The R&D expenditures were unchanged in relation to sales from the first quarter 2000 despite last year's strong order intake. The operating margin of the newly acquired companies was the same as for the rest of the group.

Compared to the first quarter 2000, net financial expense doubled to $21 million, mainly as a result of higher debt incurred for acquisitions and the share repurchase program but also due to higher interest rates. The financial net was also impacted by a $3 million charge for the devaluation of the Turkish Lira.

The effective tax rate increased to 42% from 41% in the first quarter 2000. This increase reflects the fact that profits have fallen while non-deductible goodwill amortization remained almost unchanged.

Earnings per share fell by $.33 to $.21 from the corresponding quarter previous year but improved by $.01 from the preceding quarter. Of the decline, five cents is due to currency exchange effects (including both translation and transaction effects). Earnings per share declined by one cent due to the higher effective tax rate.

The number of employees remained unchanged 28,000 during the quarter. A reduction of 200 in high-cost countries was offset by a similar increase in low labor-cost countries. The headcount reduction program in the U.S. has been successfully implemented. Consequently, the total headcount in the U.S. has been reduced during the last six months by more than 900 (approx. 10%), including temporary hourly workers. In addition, nearly 100 employees are currently on furlough.

Assuming that the current exchange rate for the U.S. dollar prevails for the rest of the year, Autoliv's sales will be negatively impacted by 4% and 2% during the second quarter and the rest of the year, respectively. Acquisitions are expected to add 2% to sales in the second quarter. The supply value of safety systems per vehicle is expected to continue to grow.

After the cuts in car inventories during the first quarter, North American vehicle production is expected to recover (according to market institutes) by 8% during the second quarter, but it will still be 10% below the level recorded for the second quarter last year. During the remaining nine months, it is expected to be 6% below the corresponding level last year. For Autoliv's main U.S. customers the discrepancy is expected to be somewhat greater. In Europe, vehicle production has been expected to be flat in the second quarter (which would imply a 2% decrease from the first quarter 2001) and increase by 2% in the second half of the year. Recent events, however, indicate that car production in Europe may start to weaken.

Material prices have remained high, but on the spot markets the prices for several commodities have fallen. Provided that these price reductions feed through to the manufactured components that Autoliv buys, the potential to reduce costs should increase later this year. Autoliv's costs will also be reduced by transferring production to low labor-cost countries and by further implementing the action program that was announced at the beginning of the year. The program includes a reduction of the headcount by more than 1,000 in the U.S. or approximately 12% and consolidation of the manufacturing structure.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") as amended, which requires that all derivative instruments be reported on the balance sheet at fair values and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting FAS 133 was to decrease other comprehensive income ("OCI") by $2.8 million. Adoption of FAS 133 had an insignificant impact on net income in the quarter ended March 31, 2001, primarily because hedges in place as of January 1, 2001 were highly effective.

The Company is exposed to market risk primarily related to fluctuations in foreign currency exchange rates and interest rates. The Company typically aggregates market risk exposures and enters into various derivative transactions consistent with its overall risk management policies. For transactions designated as accounting hedges, the Company complies with the documentation and effectiveness requirements prescribed in FAS 133. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI, to the extent that hedges are effective, until such time as the underlying transactions are recorded in earnings. Net gains included in OCI as of March 31, 2001, including the transition adjustment, were $1.1 million. OCI includes a gain of $4.2 million, based on March 31,2001 exchange rates, which will be included in cost of sales within 12 months. However, OCI will fluctuate based on changes in the fair value of open contracts at each reporting period.

LIQUIDITIY AND SOURCES OF CAPITAL

During the quarter, the operations generated $66 million in cash compared to $70 million during the same quarter of 2000. Net capital expenditures amounted to $66 million and $48 million, respectively. The largest capital expenditures were expansion of the production capacity for inflators, airbag assembly and weaving capacity for the Inflatable Curtain.

After operating and investing activities, operations used $14 million in cash. Investments in shares accounted for $18 million. During the corresponding period in 2000, operations generated $17 million in cash.

Net debt fell during the quarter by $7 million to $1,002 million and gross interest-bearing debt increased by $20 million to $1,111 million.

The net debt to capitalization ratio stood unchanged during the quarter at 35%. The equity has been reduced by currency translation effects as a result of the stronger U.S. dollar.

DIVIDEND
A dividend of 11 cents per share will be paid on June 7 to Shareholders of record as of May 10. The ex-date, when the shares will trade without the right to the dividend, is May 8.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits N/A

	(b)	Reports on Form 8-K The Company did not file any reports on form 8-K for the three months ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2001

AUTOLIV, INC.
(Registrant)

By: /s/ Hans Biorck
________________
Hans Biorck
Chief Financial Officer