Form 10-Q
period 2001-06-30
AUTOLIV INC
filed 2001-08-13
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended June 30, 2001

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
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 97.8 million shares of Common Stock of Autoliv, Inc., par value $ 1.00 per share, outstanding as of August 8, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter April-June		Six months Jan.-June		Latest 12 months	Full Year
	2001	2000	2001	2000	July 00- June 01	2000
Net sales
- Airbag products	$731.4	$769.8	$1,488.5	$1,548.5	$2,874.3	$2,934.3
- Seat belt products	301.5	304.4	625.0	609.7	1,197.1	1,181.8
Total net sales	1,032.9	1,074.2	2,113.5	2,158.2	4,071.4	4,116.1

Cost of sales	(850.3)	(851.2)	(1,745.3)	(1,707.1)	(3,368.2)	(3,330.0)
Gross profit	182.6	223.0	368.2	451.1	703.2	786.1

Selling, general & administrative expense	(49.0)	(51.0)	(98.9)	(100.2)	(188.7)	(190.0)
Research & development	(51.6)	(49.6)	(110.7)	(108.5)	(197.9)	(195.7)
Amortization of intangibles	(17.0)	(17.1)	(34.1)	(33.0)	(67.8)	(66.7)
Other income, net	2.6	1.6	2.6	1.8	6.6	5.8
Operating income	67.6	106.9	127.1	211.2	255.4	339.5

Equity in earnings of affiliates	2.1	0.7	3.0	1.4	5.9	4.3
Financial income	5.4	2.5	7.9	5.3	12.2	9.6
Financial expense	(19.5)	(16.8)	(42.8)	(29.3)	(76.3)	(62.8)
Income before taxes	55.6	93.3	95.2	188.6	197.2	290.6

Income taxes	(23.3)	(37.6)	(40.0)	(76.4)	(80.8)	(117.2)
Minority interests in subsidiaries	(2.3)	(0.6)	(4.4)	(1.9)	(7.2)	(4.7)
Net income	30.0	55.1	50.8	110.3	109.2	168.7
Earnings per share	$.31	$.54	$.52	$1.08	$1.11	$1.67

Average number of shares in millions 1)	97.9	102.3	97.9	102.3	98.7	100.9
Number of shares at period-end in millions	97.8	101.9	97.8	101.9	97.8	97.8
1) Assuming dilution See notes to consolidated financial statements

AUTOLIV, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED) (Dollars in millions)

	June 30 2001	December 31 2000
Assets
Cash & cash equivalents	$66.4	$82.2
Accounts receivable	928.7	835.4
Inventories	322.5	333.5
Other current assets	94.4	97.9
Total current assets	1,412.0	1,349.0

Property, plant & equipment, net	837.6	867.2
Intangible assets, net (mainly goodwill)	1,703.0	1,739.3
Other assets	111.4	112.3
Total assets	$4,064.0	$4,067.8

Liabilities and shareholders' equity
Short-term debt	$131.6	$353.8
Accounts payable	518.2	540.3
Other current liabilities	373.7	361.8
Total current liabilities	1,023.5	1,255.9

Long-term debt	981.0	737.4
Other non-current liabilities	138.2	142.4
Minority interest in subsidiaries	20.6	22.0
Shareholders' equity	1,900.7	1,910.1
Total liabilities and shareholders' equity	$4,064.0	$4,067.8

Working capital, $ in millions	454	365
Capital employed, $ in millions	2,947	2,919
Net debt, $ in millions	1,046	1,009

See notes to consolidated financial statements

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)

	Quarter April-June		Six months Jan.-June		Latest 12 months	Full Year
	2001	2000	2001	2000	July 00-June 01	2000
OPERATING ACTIVITIES
Net income	$30.0	$55.1	$50.8	$110.3	$109.2	$168.7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71.4	67.3	144.5	132.9	280.7	269.1
Deferred income taxes	5.5	(0.7)	2.4	1.4	25.0	24.0
Undistributed earnings from affiliated companies	(2.1)	0.7	(3.0)	(3.2)	(4.1)	(4.3)
Changes in operating assets and liabilities
Receivables and other assets	(65.6)	27.1	(146.4)	(80.9)	(149.7)	(84.2)
Inventories	(5.2)	2.3	(4.4)	16.8	(58.7)	(37.5)
Accounts payable and accrued expenses	(14.1)	(67.5)	32.0	(50.1)	13.4	(68.7)
Income taxes	2.1	(3.8)	12.5	23.5	(12.3)	(1.3)
Net cash provided by operating activities	22.0	80.5	88.4	150.7	203.5	265.8

INVESTING ACTIVITIES
Expenditure for property, plant and equipment	(56.1)	(50.9)	(124.6)	(106.9)	(262.5)	(244.8)
Acquisition of businesses and investments in affiliated companies, net of cash acquired	(0.3)	(215.6)	(15.2)	(220.2)	(6.0)	(211.0)
Other	3.2	7.4	5.8	15.1	18.6	27.9
Net cash used for investing activities	(53.2)	(259.2)	(134.0)	(312.1)	(249.8)	(427.9)

Cash flow before financing	(31.2)	(178.7)	(45.6)	(161.4)	(46.3)	(162.1)

FINANCING ACTIVITIES
Decrease/increase in short term debt	(263.8)	(57.3)	(215.4)	(39.4)	(193.4)	(17.4)
Decrease/increase in long term liabilities	264.5	256.3	270.6	206.3	341.7	277.4
Decrease/increase in minority interest	(0.3)	(3.1)	1.6	8.4	(3.5)	3.3
Dividends paid	(10.7)	(11.3)	(21.5)	(22.5)	(43.5)	(44.5)
Cost acquiring Treasury Stock		(11.8)		(11.8)	(91.2)	(103.0)
Stock options exercised					0.1	0.1
Other, net	(0.9)	1.9	(0.3)	2.4	12.3	15.0
Net cash (used for) provided by financing activities	(11.2)	174.5	35.0	143.2	22.7	130.9

Effect of exchange rates on cash	(0.7)	(1.8)	(5.2)	(5.1)	(5.9)	(5.8)

Decrease/Increase in cash and cash Equivalents	(43.1)	(5.8)	(15.8)	(23.3)	(29.5)	(37.0)

Cash and cash equivalents at beginning of Period	109.5	101.9	82.2	119.2	95.9	119.2

Cash and cash equivalents at end of period	$66.4	$95.9	$66.4	$95.9	$66.4	$82.2

See notes to consolidated financial statements

AUTOLIV, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS(UNAUDITED) June 30, 2001

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

2. Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)	June 30, 2001	Dec. 31, 2000
Finished products and work in progress	$126.4	$128.5
Raw material	196.1	205.0
	$322.5	$333.5

3. Other recent developments

A 5-year bond amounting to Euro 300 million has been issued as part of improving Autoliv's debt structure. The proceeds were used to re-pay short term loans mainly in U.S. dollars.

As a preparation of the planned decision to close Autoliv's plant in Vaxjo, Sweden, an agreement according to Swedish law has been reached with the local trade union. The plant in Vaxjo has 300 employees. Most of the production will be integrated with Autoliv's other facility for seat sub systems. The closure of the plant in Vaxjo is the first result of the general review of Autoliv's global manufacturing that started in the first quarter.

At the leading safety conference "Enhanced Safety of Vehicles" Autoliv presented the test results of a new system for pedestrian protection. Since 7,000 pedestrians in Europe are killed each year by vehicles, a committee in the European Commission has proposed a compulsory pedestrian protection test for all new vehicles in Europe.

Autoliv has acquired the remaining 10% of the shares in Autoliv Romania S.A.

Professor Yngve Haland, Autoliv's Vice President of Research has been awarded with NHTSA's (National Highway Traffic Safety Administration in the U.S.) Safety Engineering Excellence Award. He received the award "for unique innovations and visionary leadership in crash safety development".

Mr. Gunnar Bark retired from the Board and was succeeded as Chairman by Mr. S. Jay Stewart. Mr. Tetsuo Sekiya from Japan was elected new member of the Board. Mr. Sekiya was elected for a two-year term expiring at the 2003 Shareholders meeting, when Mr. Bark's term should have expired.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Consolidated net sales during the three-month period ended June 30, 2001, declined by 4% to $1,033 million compared to the corresponding period 2000. The acquisition of OEA (in May last year) has added 2% to consolidated sales, while currency trans-lation effects have reduced reported sales by 5%. Consequently, Autoliv's organic sales (i.e. consolidated sales adjusted for currency effects and acquisitions/divestitures) declined by 1%.

This compares favorably with the vehicle production in the Triad (North America, Western Europe and Japan) which is estimated to have fallen by 5%.

Autoliv's sales were particularly strong in France and Korea. In local currencies, sales in Europe rose by 6% although European car production was flat. In U.S. dollars, however, the European sales declined by 3% due to the weak Euro. In North America, where light vehicle production fell by nearly 10%, Autoliv's organic sales declined by 9% and the reported sales by 6%.

Autoliv's relatively strong sales performance was mainly driven by the demand for side-impact airbags such as the Inflatable Curtain, and a higher market share in the U.S. for seat belts. Consolidated unit sales for side airbags rose by 25% and for seat belts by 10% despite the 5% decline in global vehicle production.

Sales of airbag products (incl. steering wheels) declined by 5% to $731 million from $770 million. Currency effects reduced reported sales by 4%. Acquisitions increased sales by 3%. Consequently, organic sales declined by 4% primarily as a result of the 10% decline in the North American vehicle production. As an average, unit sales of airbags grew by 5%. The difference in this growth and the decline in sales reported in dollars is mainly due to the strong increase for side airbags (which are smaller and less expensive than frontal bags) and other shifts in the product mix.

Sales of seat belt products (incl. seat sub-systems) declined by 1% to $302 million from $304 million. Currency effects reduced reported sales by 7%, while a divestiture decreased sales by 1%. Consequently, organic sales growth was 7%. This growth was mainly driven by market share gains in the U.S. and breakthroughs in the U.S. for Autoliv's seat belt pretensioners. As a consequence, Autoliv's U.S. seat belt sales improved by 18%, despite the sharp decline in the North American vehicle production.

Consolidated sales for the six-month period January through June declined by 2% to $2,114 million or at the same rate as organic sales. Autoliv's airbag sales declined by 4% to $1,489 million and seat belt sales rose by 3% to $625 million, while the organic sales decline for airbags was 5% and the organic sales growth for seat belts was 7%. Light vehicle production in the Triad fell by 5% during the same six-month period.

Gross profit during the quarter decreased by $40 million to $183 million and the gross margin fell to 17.7% compared to 20.8% in the second quarter 2000. However, compared to first quarter 2001 and the fourth quarter 2000, the gross margin improved from 17.2% and 15.5%, respectively. The deterioration from the year-ago period was primarily due to the fall in the North American vehicle production, higher material prices and material content, as well as to continued pricing pressure.

The improvement from the fourth and the first quarters was driven by the implementation of the action program announced at the beginning of the year and by additional moves of production to low-labor cost countries.

Operating income declined by $39 million to $68 million and the operating margin decreased to 6.5% from 10.0% in the second quarter 2000. The decrease is due to the above-mentioned $40 million decline in gross profit. However, compared to the first quarter 2001 and fourth quarter 2000, the margin rose from 5.5% and 4.9%, respectively.

Compared to the second quarter 2000, net financial expense stood unchanged at $14 million, despite the fact that net debt has increased. Generally falling market interest rates and currency effects have favorably influenced net financial expense.

The effective tax rate increased to 42% from 40%, which reflects the fact that profits have fallen while non-deductible goodwill amortization has remained almost unchanged.

Earnings per share fell by $.23 to $.31 from the corresponding quarter previous year but improved by $.10 from the preceding quarter and by $.11 compared to the fourth quarter 2000. The currency exchange effects (including both translation and transaction effects) are estimated to have had no significant impact.

During the first half of 2001, gross profit decreased by 18% to $368 million from $451 million, operating income by 40% to $127 million from $211 million and earnings per share by 52% to $.52 from $1.08. The tax rate was 42% compared to 41%.

The gross margin declined to 17.4% from 20.9% and the operating margin to 6.0% from 9.8% during the same period 2000.

The total headcount (employees plus temporary hourly workers) increased by 400 to 32,800 during the quarter. A reduction of 300 in high-cost countries was offset by an increase of 700 in low labor-cost countries. During the first half of 2001, almost 1,000 jobs have been added in low-cost countries at the same time as 600 have been reduced in high-cost countries. The headcount reduction program in the U.S. has been successfully implemented. Consequently, the headcount in the U.S. has been reduced during the last nine months by 13% or more than 1,200.

Assuming that the average exchange rate as of June for the Euro prevails for the remaining six months, Autoliv's sales will be negatively impacted by about 1% during the remaining six months of the year. The supply value of safety systems per vehicle is expected to continue to grow.

Due to the de-stocking that has taken place over the past six months, U.S. light vehicle inventories are now considered to be at normal levels. U.S. vehicle production is nevertheless expected by market analysts to fall by 4-5% during the remaining six months due to lower car sales than in the previous year. In Europe the decline in vehicle production is estimated to be approximately 3-4% during the latter part of the year.

Material prices are still high, but most commodity prices have started to fall and are expected to continue to fall. Provided that these price reductions feed through to the manufactured components that Autoliv buys, the potential to reduce costs should improve.

LIQUIDITIY AND SOURCES OF CAPITAL

During the quarter, the operations generated $22 million in cash compared to $81 million during the same quarter of 2000. Cash generation has been negatively effected by an increase in receivables from customers and a lower net income.

Net capital expenditures amounted to $53 million and $44 million, respectively. The depreciation amounted to $54 million and $50 million, respectively. The largest capital expenditures were additional production capacity for inflators, initiators and for airbag assembly in Europe and for seat belt assembly in the U.S.

After operating and investing activities, the operations used $31 million in cash. During the corresponding period in 2000, $179 million was used.

Net debt increased during the quarter by $44 million to $1,046 million and gross interest-bearing debt increased by $1 million to $1,112 million.

The net debt to capitalization ratio remained unchanged at 35% during the quarter. The equity has been reduced by currency translation effects as a result of the stronger U.S. dollar and slightly improved by the new U.S. accounting principle FAS 133.

DIVIDEND

A dividend of 11 cents per share will be paid on September 6 to Shareholders of record as of August 9. The ex-date, when the shares will trade without the right to the dividend, is August 7.

ITEM 3   QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT                MARKET RISK

There have been not material changes to exposures to market risk since December 31, 2000.

The Company has obtained a five year 300 million Eurobond, which have been used primarily to amortize short-term borrowing in U.S. dollars.

PART II - OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Autoliv Inc, was held on April 24, 2001. At the meeting, the following matters were submitted to a vote of the stockholders of Autoliv, Inc.

1)	The reelection of Mr Per-Olof Aronsson, Professor Walter Kunerth and Lars Westerberg to hold office until the 2004 Annual Meeting of Stockholders. The vote was as follows:

	For	Withheld
Per-Olof Aronsson	93,800,156	380,562
Walter Kunerth	93,826,630	354,088
Lars Westerberg	90,374,448	3,806,270

2)	The ratification of Ernst & Young AB as the Corporation's independent auditing firm for the fiscal year ending December 31, 2001.

For	Against	Abstain
93,413,386	59,139	708,193

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits N/A

	(b)	Reports on Form 8-K The Company did not file any reports on form 8-K for the six months ended June 30, 2001.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2001

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist
________________
Magnus Lindquist
Chief Financial Officer