Form 10-Q
period 2001-09-30
AUTOLIV INC
filed 2001-11-13
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended September 30, 2001

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
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 97.9 million shares of Common Stock of Autoliv, Inc., par value $ 1.00 per share, outstanding as of November 12, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter July-Sept.		Nine months Jan.-Sept.		Full Year
	2001	2000	2001	2000	2000
Net sales
- Airbag products	$645.5	$681.8	$2,134.2	$2,230.3	$2,934.3
- Seat belt products	262.2	273.0	887.0	882.7	1,181.8
Total net sales	907.7	954.8	3,021.2	3,113.0	4,116.1

Cost of sales	(791.6)	(775.3)	(2,536.9)	(2,482.4)	(3,330.0)
Gross profit	116.1	179.5	484.3	630.6	786.1

Selling, general & administrative expense	(46.7)	(43.1)	(145.6)	(143.3)	(190.0)
Research & development	(47.4)	(42.0)	(158.1)	(150.5)	(195.7)
Amortization of intangibles	(22.8)	(18.0)	(56.9)	(51.0)	(66.7)
Other income, net	(13.7)	3.0	(11.1)	4.8	5.8
Operating (loss) income	(14.5)	79.4	112.6	290.6	339.5

Equity in earnings of affiliates	1.2	1.6	4.2	3.0	4.3
Interest income	1.5	1.3	4.6	4.2	5.5
Interest expense	(14.6)	(16.3)	(50.5)	(42.5)	(57.3)
Other financial items, net	(0.5)	0.6	(2.6)	(0.1)	(1.4)
(Loss) Income before taxes	(26.9)	66.6	68.3	255.2	290.6

Income taxes	(0.3)	(26.0)	(40.3)	(102.4)	(117.2)
Minority interests in subsidiaries	(2.3)	(1.7)	(6.6)	(3.6)	(4.7)
Net (loss) income	(29.5)	38.9	21.4	149.2	168.7
Earnings per share	$(.30)	$.39	$.22	$1.46	$1.67

Average number of shares in millions 1)	98.0	100.9	98.0	101.9	100.9
Number of shares at period-end in millions	97.9	98.4	97.9	98.4	97.8
1) Assuming dilution See notes to consolidated financial statements

AUTOLIV, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED) (Dollars in millions)
	Sept. 30	Dec. 31
	2001	2000
Assets
Cash & cash equivalents	$68.8	$82.2
Accounts receivable	893.0	835.4
Inventories	335.5	333.5
Other current assets	108.7	97.9
Total current assets	1,406.0	1,349.0

Property, plant & equipment, net	846.5	867.2
Intangible assets, net (mainly goodwill)	1,685.9	1,739.3
Other assets	110.2	112.3
Total assets	$4,048.6	$4,067.8

Liabilities and shareholders' equity
Short-term debt	$158.4	$353.8
Accounts payable	484.0	540.3
Other current liabilities	393.3	361.8
Total current liabilities	1,035.7	1,255.9

Long-term debt	990.4	737.4
Other non-current liabilities	127.1	142.4
Minority interest in subsidiaries	24.7	22.0
Shareholders' equity	1,870.7	1,910.1
Total liabilities and shareholders' equity	$4,048.6	$4,067.8

Working capital, $ in millions	460	365
Capital employed, $ in millions	2,951	2,919
Net debt, $ in millions	1,080	1,009

See notes to consolidated financial statements

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)

	Quarter July-Sept.		Nine months Jan.-Sept.		Full Year
	2001	2000	2001	2000	2000
OPERATING ACTIVITIES
Net (loss) income	$(29.5)	$38.9	$21.4	$149.2	$168.7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.1	66.9	236.6	199.8	269.1
Deferred income taxes and other	(3.9)	1.7	(2.3)	3.0	24.0
Undistributed earnings from affiliated companies	(1.3)	1.0	(4.3)	(2.2)	(4.3)
Changes in operating assets and liabilities
Receivables and other assets	57.2	12.0	(89.2)	(68.9)	(84.2)
Inventories	(6.4)	(37.0)	(10.8)	(20.2)	(37.5)
Accounts payable and accrued expenses	(60.0)	(28.7)	(28.0)	(78.7)	(68.7)
Income taxes	(14.4)	(8.2)	(1.9)	15.3	(1.3)
Net cash provided by operating activities	33.8	46.6	121.5	197.3	265.8

INVESTING ACTIVITIES
Expenditure for property, plant and equipment	(61.4)	(64.3)	(186.0)	(171.3)	(244.8)
Acquisition of businesses and investments in affiliated companies, net of cash acquired			(15.2)	(220.2)	(211.0)
Other	0.0	4.3	5.8	19.4	27.9
Net cash used for investing activities	(61.4)	(60.0)	(195.4)	(372.1)	(427.9)

Cash flow before financing	(27.6)	(13.4)	(73.9)	(174.8)	(162.1)

FINANCING ACTIVITIES
Decrease/increase in short term debt	31.5	47.8	(183.9)	8.4	(17.4)
Decrease/increase in long term liabilities	6.2	64.9	276.8	271.3	277.4
Decrease/increase in minority interest	2.7	1.4	4.3	9.8	3.3
Dividends paid	(10.8)	(11.2)	(32.3)	(33.8)	(44.5)
Cost acquiring Treasury Stock		(77.7)		(89.5)	(103.0)
Stock options exercised					0.1
Other, net	(1.7)	11.8	(1.3)	14.0	15.0
Net cash provided by financing activities	27.9	37.0	63.6	180.2	130.9

Effect of exchange rates on cash	2.1	(8.0)	(3.1)	(13.1)	(5.8)

Decrease/Increase in cash and cash Equivalents	2.4	15.6	(13.4)	(7.7)	(37.0)

Cash and cash equivalents at beginning of period	66.4	95.9	82.2	119.2	119.2

Cash and cash equivalents at end of period	$68.8	$111.5	$68.8	$111.5	$82.2

See notes to consolidated financial statements

AUTOLIV, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS (UNAUDITED) September 30, 2001

1. Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature, except for Unusual Items below.

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

2. Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)	Sept. 30, 2001	Dec. 31, 2000
Finished products and work in progress	$137.0	$128.5
Raw material	198.5	205.0
	$335.5	$333.5

3. Other recent developments

A restructuring package has been introduced to improve profitability and offset the effects of the current downturn in light vehicle production. The costs and provisions for this package which are referred to in this report as "Unusual Items", have been charged to the third quarter results. The Unusual Items also include provisions for contractual, warranty and liability issues. The restructuring package mainly includes restructuring costs and asset write-offs of the Seat Sub-System division, severance costs related to the U.S. and the Swedish textile operations and additional costs incurred for the partial integration of a former OEA plant into the main U.S. inflator operations.

The Unusual Items total $65 million. Of the amount, $24 million relates to write-offs of assets (incl. goodwill) and $39 million to provisions - in total $63 million - which have not had any effect on the quarter's cash-flow.

4. Recent Accounting Pronouncements

In July, the Financial Accounting Standards Board (FASB) issued a new Financial Accounting Standard (SFAS 142) which abolishes the requirement for annual amortization of goodwill and introduces a specific "Benchmark Assessment Process" for evaluating whether the value of goodwill has been impaired. The new accounting principle, which will be applicable to Autoliv beginning January 1, 2002, is expected to improve Autoliv's reported annual (both pre-tax and net) income by around $50 million and reduce the Company's effective tax rate to somewhere in the region of 35%. No additional impairment charges are expected under the new statement.

In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 "Asset Retirement Obligations" ("SFAS 143") regarding non-temporary removal of long-lived asset from service, whether by sale, abandonment, recycling or other method of disposal.

Under SFAS 143 qualifying asset retirement obligations resulting from legal obligations associated with retirement are recorded at present fair value when the liability is deemed probable, which for assets acquired subject to existing retirement obligations will entail recognition upon acquisition.

The fair present value of the retirement obligations are recorded as an increase to long-lived assets, which is subsequently amortized using a systematic and rational allocation method. Under SFAS 143 the retirement obligation is accreted to future value over time, with the increase in obligation being recorded as interest expense.

SFAS 143 will become effective the first day of fiscal years beginning after June 15, 2002, which for the Company will be January 1, 2003, with early application permitted. The transition impact will be recorded as a cumulative change in accounting policy as of the beginning of the fiscal year. Management does not expect that the adoption of SFAS 143 will have a material impact on the of the Company's results of operations or financial position.

In October 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("SFAS 121")" and those sections of Accounting Principle Board Standard No. 30 "Reporting the Results of Operations" ("APB 30"), related to discontinued operations. The scope of SFAS 144 includes long-lived assets, or groups of assets, to be held and used as well as those which are to be disposed of by sale or by other method, but excludes a number of long-lived assets such as goodwill and intangible assets not being amortized under the application of SFAS 142. Under SFAS 144 the impairment test methodologies of SFAS 121 are essentially unchanged as the standard requires testing for impairment when indicators of impairment are in evidence, and that impairment losses are recognized only if the assets carrying value is not recoverable (based on undiscounted cash flows) and the carrying value of the long lived asset (group) is higher than the fair value.

SFAS 144 is effective the first day of fiscal years beginning after December 15, 2001, which for the Company will be January 1, 2002, with early application encouraged. The Company currently accounts for Impairment of its long-lived assets in accordance with SFAS 121, and accordingly, management does not expect that the adoption of SFAS 144 will have a material impact on the of the Company's results of operations or financial position.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES QUARTER JULY-SEPT. 2001 COMPARED WITH JULY-SEPT. 2000

Consolidated net sales during the three-month period ended September 30, 2001, declined by 5% to $908 million compared to $955 million for the corresponding period 2000. Currency translation effects have reduced reported sales by 2%. Consequently, Autoliv's organic sales (i.e. consolidated sales adjusted for currency effects and acquisitions/divestitures) declined by 3%. This compares favorably with light vehicle production in Autoliv's main markets in Europe and North America, which are estimated to have fallen by approximately 6% as an average.

Autoliv's relatively strong sales performance was mainly driven by market share gains for passenger airbags in Europe and strong demand for side-impact airbags such as the Inflatable Curtain. Consolidated unit sales for side airbags for chest protection rose by 5% and for head protection by 59% despite the 6% decline in vehicle production in Europe and the U.S.

Autoliv's sales were particularly strong in the U.K. and France. In local currencies, sales in Europe rose by 4% although European car production declined by approximately 1%. In U.S. dollars, Autoliv's European sales rose by 1%. In North America, consolidated sales fell by 12% compared to a 10% fall in U.S. light vehicle production due to an unfavorable customer mix.

Sales of airbag products (incl. steering wheels) declined by 5% to $646 million from $682 million. Currency effects reduced reported sales by 2%, while acquisitions improved sales by 1%. Consequently, organic sales declined by 4%. The decline is due to the fall in North American vehicle production. In Europe, organic sales of airbags were flat.

Sales of seat belt products (incl. seat sub-systems) decreased by 4% to $262 million from $273 million, while organic sales of seat belts were flat as a result of a strong performance in Europe.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

For the nine-month period January through September, consolidated sales declined by 3% to $3,021 million and organic sales by 2%. Autoliv's airbag sales declined by 4% to $2,134 million, while seat belt sales remained almost flat at $887 million. Organic sales for airbags declined by 5%, while organic sales for seat belts grew by 5%. During the same nine-month period, light vehicle production in Europe and North America fell by 6%.

EARNINGS
QUARTER JULY-SEPT. 2001 COMPARED WITH JULY-SEPT. 2000

Excluding the Unusual Items (see footnote 3 in Notes to Consolidated Financial Statements), consolidated gross profit during the quarter decreased by 10% to $162 million. Gross margin amounted to 17.9% compared to 18.8% in the third quarter 2000. The decline is explained by the lower sales, and unfavorable product and market mix, as well as by continued pricing pressure. Compared to the preceding quarter, however, gross margin improved somewhat from 17.7%.

Excluding Unusual Items, operating income decreased by 36% to $51 million. Operating margin amounted to 5.6% compared to 8.3% for the corresponding quarter last year. The decline was due to the lower gross profit, and to SG&A and R&D expenditures, which rose, compared to the year-ago numbers but remained below the levels, reported in the two preceding quarters.

Including Unusual Items, the Company reported a decline in gross profit by 35% to $116 million, an operating loss of $15 million, a loss of $27 million in income before taxes and a net loss of $30 million, which corresponds to $.30 per share compared to earnings of $.39 per share for the year-ago period.

Net income was negatively impacted by a higher effective tax rate. Excluding Unusual Items the effective tax rate rose from 39% in the year-ago quarter to 49%. The higher tax rate reflects the fact that profits have fallen while non-deductible goodwill amortization has remained almost unchanged. It also reflects a $2 million one-time catch-up effect due to the fact that the tax rate assumed for the year's two first quarters was lower than the effective tax rate currently estimated for the full fiscal year.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Excluding Unusual Items, gross profit during the first nine months of 2001 decreased by 16% to $530 million from $631 million, operating income declined by 39% to $178 million from $291 million. The gross margin declined to 17.6% from 20.3% and the operating margin to 5.9% from 9.3% during the same period 2000.

Including Unusual Items, operating income amounted to $113 million, income before taxes to $68 million and net income to $21 million or $.22 per share. The effective tax rate was 59% compared to 40% last year. Excluding Unusual Items the effective tax rate was 44%.

HEADCOUNT

The total headcount (employees plus temporary hourly workers) decreased by 600 to 32,200 during the quarter. The reduction was more than 900 in high labor-cost countries, while the headcount increased in low labor-cost countries by over 300. Since the beginning of the year, almost 1,300 jobs have been added in low-cost countries at the same time as nearly 1,500 have been reduced in high-cost countries.

PROSPECTS

Assuming that the current exchange rate for the Euro prevails during the current quarter, Autoliv's sales will be favorably impacted by about 2% during the fourth quarter.

Following the terrorist attack in September, car production levels are unusually difficult to predict, but based on the latest market estimates light vehicle production levels in the U.S. and Europe are expected to decline by approximately 8% and 5%, respectively, in the fourth quarter.

A restructuring package has been intoduced to improve profitability and offset the effects of the current downturn in light turn in light vehicle production. The restructuring package mainly includes restructuring costs and asset write-offs of the Seat Sub-System division, costs for moving the U.S. and the Swedish textile operations to Mexico and Poland, and additional costs incurred for the partial integration of a former OEA plant into the main U.S. inflator operations. The restructuring package is expected to save $20-25 million during the next fiscal year, thereby improving net income for 2002 by almost $15 million and the earnings by nearly $.15 per share.

In July, the Financial Accounting Standards Board (FASB) issued a new Financial Accounting Standard (SFAS 142) which abolishes the requirement for annual amortization of goodwill and introduces a specific "Benchmark Assessment Process" for evaluating whether the value of goodwill has been impaired. The new accounting principle, which will be applicable to Autoliv beginning January 1, 2002, is expected to improve Autoliv's reported annual (both pre-tax and net) income by around $50 million and reduce the Company's effective tax rate to somewhere in the region of 35%. No additional impairment charges are expected under the new statement.

Combined with the restructuring package, the new accounting principle is expected to increase the operating income by more than $70 million, thereby improving reported annual earnings per share for the next year by approximately $.65.

OTHER RECENT EVENTS

An agreement was reached in July between the European Commission and the vehicle manufacturers to introduce several changes to improve the protection for pedestrians. This "Self Commitment" by the vehicle manufacturers is subject to approval by the European Parliament.

In response to the increased demand for pedestrian protection systems that the new requirements will generate, Autoliv has developed an Active Hood and a Pedestrian Protection Airbag, which will help car manufacturers meet the new test requirements that are expected to become effective in Europe in July 2005 as a result of the agreement between the EU Commission and the vehicle manufacturers.

LIQUIDITIY AND SOURCES OF CAPITAL

During the quarter, the operations generated $34 million in cash compared to $47 million during the same quarter of 2000. The trend of higher receivables was broken during the quarter. Net capital expenditures totaled $61 million, which is almost the same amount as in the third quarter last year. Excluding asset write-offs of $18 million depreciation rose to $51 million from $49 million. The largest capital expenditures were additional production capacity for inflators, initiators and airbag assembly. After operating and investing activities, the operations used $28 million in cash during the quarter and $13 million during the year-ago quarter.

Net debt increased during the quarter by $34 million to $1,080 million and gross interest-bearing debt by $37 million to $1,149 million.

During the quarter, net debt to capitalization ratio increased from 35% to 37%. The equity has been reduced by the new U.S. accounting principle SFAS 133 and increased by currency translation effects as a result of the weaker U.S. dollar.

DIVIDEND

A dividend of 11 cents per share will be paid on December 6 to Shareholders of record as of November 8. The ex-date, when the shares will trade without the right to the dividend, is November 6.

ITEM 3   QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT                MARKET RISK

There have been no material changes to exposures to market risk since December 31, 2000.

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits N/A

	(b)	Reports on Form 8-K The Company did not file any reports on form 8-K for the nine months ended September 30, 2001.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2001

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist
________________
Magnus Lindquist
Chief Financial Officer