Form 10-K
period 2001-12-31
AUTOLIV INC
filed 2002-03-20
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001,

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM_____________ TO____________

Commisson file Number: 001-12933

AUTOLIV, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other juris- diction of incorporation or organization)		51-0378542 (I.R.S. Employer Identification No.)

World Trade Center, Klarabergsviadukten 70, SE-107 24 Stockholm, Sweden (Address of principal executive offices)		N/A (zip Code)

+46 8 587 20 600 (Registrants telephone number, including area code)

Securites registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $1.00 per share Swedish Depositary Receipts	New York Stock Exchange Stockholm Stock Exchange

Securites registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing price on the New York Stock Exchange-Composite Transaction Listing on March 18, 2002: $ 2,461 million.

Number of shares of Common Stock outstanding as of March 18 2002:97,851,610

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the fiscal year ended
December 31, 2001 (the "Annual Report"), are incorporated by reference into Parts I ,II, III and IV.

2. Portions of definitive Proxy Statement dated March 5, 2002, for the annual stockholders meeting to be held April 24, 2002 (the "2002 Proxy Statement"), are incorporated by reference into Part III.

3. Certain Exhibits of Registration Statement on Form S-4 (File #333-23813) (the "Registration Statement") are incorporated by reference into Part IV.

PART I
Item 1. Business*

General

Autoliv, Inc. ("Autoliv" or the "Company"), a Delaware corporation organized in 1996 with its principal executive offices in Stockholm, Sweden, which owns two principal subsidiaries, Autoliv AB ("AAB" or "Autoliv AB") and Autoliv ASP, Inc.("ASP").

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol "ALV" and Swedish Depositary Receipts representing shares of Autoliv common stock trade on the OM Stockholm Stock Exchange under the symbol "ALIV". Options in Autoliv shares are listed on the Chicago Board Options Exchange under the symbol "ALIV". Autoliv's fiscal year ends on December 31.

AAB, a Swedish corporation, is a leading developer, manufacturer and supplier to the automotive industry of car occupant restraint systems. Starting with seat belts in 1956, AAB expanded its product lines to include seat belt pretensioners (1989), frontal airbags (1991), side-impact airbags (1994), steering wheels (1995) and seat sub-systems (1996).

ASP, an Indiana Corporation, pioneered airbag technology in 1968 and has since grown into one of the world's leading producers of airbag modules and inflators. ASP designs, develops and manufactures airbag inflators, modules and airbag cushions, seat belts and steering wheels. ASP sells inflators and modules for use in driver, passenger, side-impact and knee bolster airbag systems for worldwide automotive markets.

__________________________

* THIS FORM 10-K CONTAINS STATEMENTS WHICH ARE NOT HISTORICAL FACTS BUT FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S RESULTS TO DIFFER MATERIALLY FROM WHAT IS PROJECTED, INCLUDING THE FOLLOWING: HIGHER RAW MATERIAL COSTS OR OTHER EXPENSES; A MAJOR LOSS OF CUSTOMERS; INCREASED COMPETITIVE PRICING PRESSURE ON THE COMPANY'S BUSINESS; FAILURE TO DEVELOP OR COMMERCIALIZE SUCCESSFULLY NEW PRODUCTS OR TECHNOLOGIES; THE OUTCOME OF PENDING AND FUTURE LITIGATION AND GOVERNMENTAL PROCEDURES; CHANGES IN LAWS OR REGULATIONS, INCLUDING ENVIRONMENTAL; PLANT DISRUPTIONS OR SHUTDOWNS DUE TO ACCIDENTS, NATURAL ACTS OR GOVERNMENTAL ACTION; PRODUCT LIABILITY AND RECALL ISSUES; AND OTHER DIFFICULTIES IN IMPROVING MARGIN OR FINANCIAL PERFORMANCE. IN ADDITION, THE COMPANY'S FORWARD LOOKING STATEMENTS COULD BE AFFECTED BY GENERAL INDUSTRY AND MARKET CONDITIONS AND GROWTH RATES, GENERAL DOMESTIC AND INTERNATIONAL ECONOMIC CONDITIONS INCLUDING CURRENCY EXCHANGE RATE FLUCTUATIONS AND OTHER FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION OR FUTURE EVENTS.

Business

Autoliv is one of the world's leading suppliers of automotive occupant safety restraint systems with a broad range of product offerings; including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seat belts, steering wheels, safety seats and other safety systems and products. Autoliv has production facilities in 29 countries and has as customers almost all of the world's largest car manufacturers.

Autoliv employs approximately 28,000 people and its head office is located in Stockholm, Sweden and employs about 35 people. Autoliv’s total headcount, including temporary employees, is approximately 31,800. Autoliv's sales in 2001 were $4.0 billion, approximately 70% of which consisted of airbags and associated products and approximately 30% of which consisted of seat belts and associated products. Autoliv's major markets are in Europe and the United States.

Financial Information on Segments

Autoliv considers its products to be components of integrated car passenger protection systems, which fall within a single industry segment. The financial data relating to Autoliv's business in such segment over the last three fiscal years is contained in the Financial Statements of the Annual Report (pages 26-38 of the printed report) and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 16 of the Notes to Consolidated Financial Statements of the Annual Report and is incorporated herein by reference.

Financial Information on Geographic Areas

Financial information concerning Autoliv's geographic areas is included in Note 16 in the Notes to Consolidated Financial Statements of the Annual Report, and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the sections entitled "The Market" and "Autoliv's Safety Systems" in the Annual Report and is incorporated herein by reference (pages 8 through 11 in the printed report).

Major Customers

Information concerning major customers is included in the section entitled "The Market" and Note 16 in the Annual Report and is incorporated herein by reference (pages 9 and 37 in the printed report).

Research, Development and Engineering

Expenses incurred for research, development and engineering activities were $200.8 million, $195.7 million and $197.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Further information is included in the section entitled "Research, Development and Engineering" of the Annual Report and is incorporated herein by reference (pages 12 and 15 in the printed report).

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 80 wholly or partially owned production facilities located in 29 countries, consisting of both component factories and assembly factories. See "Item 2. Properties" for a description of Autoliv's principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seat belt and airbag assembly, seat subsystems and steering wheels. The assembly factories source components from a number of parties, including Autoliv's own component factories, and assemble complete restraint systems for "just-in-time" delivery to customers. The products manufactured by Autoliv's wholly owned assembly factories in 2001 consisted of more than 61 million complete seat belt systems (nearly 33 million of which were fitted with pretensioners), and about 46 million airbag modules (including about 20 million side impact airbags).

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

In addition, Autoliv during 2001 launched a plan to start certifying its production facilities to ISO/TS 16949. So far 40% of the company’s facilities have been certified to this new quality standard for the automotive industry. These facilities account for, at least, 70% of consolidated sales.

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

Global Operations

An important element of Autoliv's strategy has been to establish joint ventures to promote Autoliv's geographical expansion and technological development and to gain assistance in marketing Autoliv's full product line to local automobile manufacturers. Total sales of Autoliv's joint venture operations to outside customers aggregated approximately $ 338 million in 2001. These joint venture operations are accounted for according to the equity method.

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

Patents and Proprietary Technology

Autoliv has developed a considerable amount of proprietary technology related to car occupant restraint systems and relies on a number of patents to protect such technology. Autoliv protects many of its innovations with patents, and vigorously protects and defends its patents, trademarks and know-how against infringement and unauthorized use. At present, Autoliv holds approximately 3,000 patents covering a large number of innovations and product ideas, mainly in the fields of seat belt and airbag technologies. In addition, Autoliv utilizes, and has access to, the patents of Autoliv's joint ventures and joint venture partners. These patents expire on various dates during the period 2002 to 2021. The expiration of any single patent is not expected to have a material adverse effect on Autoliv's financial position.

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

Substantial Reliance by Autoliv on Major Customers

A relatively small number of automobile manufacturers compose the existing customer base of Autoliv. Although business with any given customer is typically split into several contracts (usually one contract per car model), the loss of all of the business of certain customers could have a material adverse effect on Autoliv. Combined sales to Autoliv's largest customer represented approximately 20% and the largest contract 4% of total fiscal 2001 sales. See Note 16 to the Notes to Consolidated Financial Statements of the Annual Report, which is incorporated herein by reference.

Autoliv's Pricing Pressures

As a consequence of the major automobile manufacturers' strong purchasing power, and the competitive pressures on car occupant restraint system suppliers to increase such suppliers' manufacturing capabilities, the unit prices of airbag systems, seat belts and other Autoliv products will continue to decline in the future. In addition, similar to other automobile component manufacturers, Autoliv expects that Autoliv and its subsidiaries will, under certain circumstances, quote fixed or maximum prices for long-term supply arrangements. The future profitability of Autoliv will depend upon, among other things, its ability to continue to reduce its per unit costs and maintain a cost structure, internally and with its suppliers, that will enable it to remain cost-competitive. Autoliv's profitability may also be influenced by its success in designing and marketing technological improvements in car occupant restraint systems.

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

In May 2000, the final regulations (No. NHTSA 00-7013, Notice 1) were issued, requiring 35 % of all light vehicles sold in the United States between September 1, 2003 and August 31, 2004 to be in compliance with the new regulations. The following model year 65 % of all new vehicles shall be in compliance with the regulations and during the third model year 100%. Theese regulations are expected to increase the unit price for frontal airbag system, and thereby increase the North American airbag market, but also have ripple effects on other markets.

Environmental

Since 1996, Autoliv has had an environmental plan, which is based on Autoliv's environmental policy (see the Company's web site: autoliv.com/manufacturing). According to the plan, the Autoliv plants and units should become certified according to ISO 14001, an international standard for environmental management systems. So far, facilities representing more than 85% of sales consolidated have been certified according to the standard, including all major plants in Europe and North America

Autoliv has no pending environmental related problems to the best of Autoliv's management's knowledge.

Employees

At December 31, 2001, Autoliv and its subsidiaries had approximately 28,000 employees

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

Twice a year Company Management are conducting a European Employee Council meeting (EEC) to provide employee representative with important information as well as to be a forum for exchange of opinions.

Item 2. Properties

Autoliv's various businesses operate through a number of production facilities and offices. Autoliv believes its properties to be adequately maintained and suitable for their intended use and its production facilities to have a capacity adequate for its current and foreseeable needs.

AUTOLIV MANUFACTURING FACILITIES

Country Ownership*	Production facility	Current primary activities

*Denotes direct or indirect ownership by Autoliv

Argentina
100%	Autoliv Argentina SA, Buenos Aires	Seat belts, airbags

Australia
100%	Autoliv Australia, Melbourne	Seat belts, airbags
100%	VOA Webco, Melbourne	Seat belt webbing

Belgium
100%	Autoliv Belgium, Gent	Sequency plant

Brazil
100%	Autoliv Brazil, Taubaté	Seat belts, airbags, steering, wheels and webbing

Canada
100%	VOA Colfab, Collingwood	Seat belt webbing
100%	Autoliv Canada, Tilbury	Airbag cushions

China
JV	CHA, Changchun	Seat belts
JV	NHA, Nanjing	Seat belts
JV	Shanghai-VOA	Seat belt webbing

Estonia
51%	Norma, Tallinn	Seat belts

France
100%	Autoliv France,Gournay-en-Bray	Seat belts and airbags
100%	Autoliv Automation, Gournay	Production machinery equipment
100%	Autoliv Composants, Caudebec	Metal components
JV	EAK, Valentigney	Seat belts and airbags
100%	Isodelta, Poitiers	Steering wheels and covers
83%	Livbag, Brest	Airbag inflators
83%	NCS, Survillier	Initiators for airbag inflators
100%	Pyroindustrie, Les Mureaux	Initiators for airbags
100%	Autoliv Electronics, Rouen	Airbag electronics

Germany
100%	Autoliv, Dachau	Airbags and pretensioners
100%	Autoliv, Elmshorn	Seat belts
100%	Autoliv, Dobeln	Seat belts
100%	Autoliv, Braunschweig	Airbag module assembly
100%	Stakupress, Norderstedt	Metal components for seat belts

Great Britain
100%	Autoliv, Havant	Seat belts and airbags
100%	Tensator, Milton Keynes	Springs for belt retractors and height adjusters
100%	Airbags International, Congleton	Airbag cushions

Hungary
100%	Autoliv, Sopron	Seat belts

India
JV	Autoliv-IFB, Bangalore	Seat belts

Indonesia
100%	Autoliv Indonesia, Jakarta	Seat belts

Japan
100%	Autoliv Japan, Tsukuba	Airbags
100%	Autoliv-Nichiyu Japan, Taketoyo	Airbag inflators
100%	Autoliv-Izumi, Atsugi	Steering wheels
50%	Nihon Steering Ind., Hiroshima
JV	NSK-Autoliv, Fujisama	Seat belts

Malaysia
JV	Autoliv HT, Kuala Lumpur	Seat belts, airbags and steering wheels
JV	Airbag Systems Malaysia, Furniweb-VOA Safety Webbing, Kuala Lumpur	Seat belt webbings

Mexico
100%	Autoliv Mexico, Toluca	Seat belts and airbags
100%	Autoliv Safety Technologies,Tijuana	Seat belts
100%	Autoliv Components, El Marques	Airbag cushions and leather wrapping of steering wheels

Netherlands
100%	Autoliv, Landgraaf	Seat belts and integrated child seats
100%	Van Oerle Alberton, Boxtel	Seat belt webbing

Poland
100%	Autoliv Poland	Airbag cushions and seat belts

Philippines
75%	Autoliv QB, Manila	Seat belts
100%	Autoliv-Izumi, Cebu	Steering wheels

Romania
100%	Autoliv Romania, Brasov	Seat belts

South Africa
100%	Autoliv, South Africa;	Seat belts

Spain
100%	Autoliv-KLE, Barcelona	Seat belts and airbags
100%	Autoliv-BKI, Valencia	Seat belts and airbags

Sweden
100%	Autoliv Sverige, Vargarda	Airbags, seat belts and integrated child seats
100%	Autoflator, Vargarda	Cold inflators
100%	Autoliv Hammarverken, Vaxjo	Components for car seats
100%	Autoliv Mekan, Hassleholm	Components for car seats
100%	Autoliv Electronics, Motala	Airbag electronics

Taiwan
JV	Mei-An Autoliv, Taipei	Seat belts and airbags

Thailand
100%	Autoliv Thailand, Bangkok	Seat belts and airbags
JV	NSK Safety Technologies, Bangkok	Seat belts

Tunisia
100%	Autoliv Tunisia, El Fahs and Ennadour and Zriba	Leather wrapping of steering wheels

Turkey
100%	Autoliv Cankor, Istanbul	Seat belts, airbags and steering wheels

USA
100%	Autoliv North America	Seat belts
100%	Brigham City, Utah	Inflators
100%	Madisonville, Kentucky	Seat belts
100%	Ogden, Utah	Airbag Modules
100%	Ogden, Utah	Textile airbags
100%	Ogden, Utah	Inflators
100%	Tremonton, Utah	Airbag initiators
100%	Promontory, Utah	Gas generant
100%	Fort Wayne, Indiana	Steering Wheels
100%	OEA, Denver, Co.	Inflators

Technical Centers and Crash Laboratories

Location	Function

Autoliv Research, Vargarda (Sweden)	Research center
Autoliv Safety Center, Vargarda (Sweden)	Technical center for full-scale tests, roll-overs, etc.
Autoliv Germany, Dachau	Technical center with full-scale test laboratory
Autoliv France, Gournay-en-Bray	Technical center with full-scale test laboratory
Autoliv UK, Havant	Technical center with full-scale test laboratory
Autoliv North America, Detroit	Technical center with full-scale test laboratory
Autoliv Australia, Melbourne	Full-scale test laboratory
Autoliv Spain, Barcelona	Full-scale test laboratory
Autoliv Germany, Hamburg	Full-scale test laboratory
Autoliv Inflator, Utah	Pyrotechnic Research
Autoliv Japan, Tsukuba	Sled testing, technical center
Autoliv NSK, Kanagawa (JV)	Technical center with full-scale test laboratory

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Autoliv during the fourth quarter of 2001

Executive Officers of the registrant

LARS WESTERBERG, age 53, President and Chief Executive Officer from February 1, 1999. See item 10 Directors in Part III for further details.

LEIF BERNTSSON, age 46, Vice President Quality, appointed May 1, 1997. Mr. Berntsson has been Vice President Quality of Autoliv AB since 1988 and also Vice President Purchasing of Autoliv AB from 1992 until July 1, 1999. Mr. Berntsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

YNGVE HÅLAND, age 56, Vice President Research, appointed May 1, 1997. Dr. Håland has been Vice President Research of Autoliv AB since 1994. Prior to that he was Group Manager Research for Autoliv AB from 1989. Dr. Håland is an Associate Professor and holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg, from which he also holds a doctorate's degree.

HALVAR JONZON, age 51, Vice President Purchasing, assumed his position on January 1, 2002. Mr. Jonzon has held various positions since 1974 in Electrolux, the Swedish white goods company, including General Manager of Electrolux International (1983-86), Senior Vice President, Purchasing for the White Goods Division (1986-91), Senior Vice President and General Manager for Nordic Markets (1991-96) and for the European Logistics Division (1996-99), as well as Senior Vice President and Chief of Staff of Electrolux Home Products Europe S.A. in Brussels (1999-02). He holds an MBA from Stockholm School of Economics and an Executive Education Diploma from Columbia Business School, N.Y

MAGNUS LINDQUIST, age 39, Vice President and Chief Financial Officer, appointed March 8, 2001. Before joining Autoliv on July 1, 2001, Mr. Lindquist was Executive Vice president of Perstorp AB, a Swedish-based chemistry and materials technology corporation, with responsibility from 1996 of Finance, Business Development and Strategy, and from 1999 also for Treasury and IT. He has also held various positions in the finance departments of the Swedish companies Stora (pulp and paper), Skanska (constructions), Swedish Match (consumer goods) and the SEB Bank.

BENOIT MARSAUD, age 49, Vice President Manufacturing, appointed February 4,1998. Mr. Marsaud has been Vice President Manufacturing of Autoliv AB since 1992 and in addition was appointed President of Autoliv France in May 1997. He holds a Master of Science Degree from Ecole Nationale Superieure Des Arts et Metiers in Paris.

MATS ÖDMAN, age 51, Director of Corporate Communications, appointed May 1, 1997. Mr. Ödman has been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Ödman had the same position in Fermenta AB and Gambro AB. Prior to that Mr. Ödman was Investor Relations Manager of Pharmacia AB

JAN OLSSON, age 47, Vice President Engineering, appointed October 1, 1997. Mr. Olsson was Manager of Engineering of Autoliv Sverige AB from 1989 until August 1994 when he became President of the same company, a position he held until he was appointed to his current position. Mr. Olsson holds a Master of Science Degree from the Chalmers Institute of Technology in Gothenburg.

HANS-GöRAN PATRING, age 52, Vice President Human Resources, appointed on April 26, 2001. Prior to assuming his current position on January 1, 2002, he was Deputy Vice President, Human Resources from September 03, 2001, and from 1999 Group Vice President of Human Resources of the Global Automation Division at ABB in Zürich, Switzerland. Previously, he was Vice President of Human Resources for ABB's Robotics Business in the UK for three years.

LARS SUNDBERG, age 52, Director and Chief Information Officer, appointed April 1, 2001. Prior to assuming his current position, Mr. Sundberg had his own IT-consulting firm for one year. Between 1998 and 2000 he was Deputy Senior Vice President IT at Stora Enso, a Nordic pulp and paper company, and from 1995 Vice President IT of Stora, a Swedish pulp and paper company. Mr. Sundberg holds an MBA from the University of Umeå, Sweden.

JÖRGEN I. SVENSSON, age 40, Vice President Legal Affairs, General Counsel and Secretary, appointed May 1, 1997. Mr. Svensson has been Legal Counsel of Autoliv AB since 1989, General Counsel since 1991, and Vice President Legal Affairs and General Counsel since 1994. Mr. Svensson holds a degree of Master of Law from the University of Lund.

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

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2001 is included in the Annual Report and is incorporated herein by reference (page 39 in the printed report).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2001 is included in the Annual Report and is incorporated herein by reference (pages 19 through 24 in the printed annual report).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Quantitative and Qualitative Disclosures about Market Risk are included in the Annual Report and are incorporated herein by reference (pages 24 and 25 in the printed report).

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheet of Autoliv as of December 31, 2001 and 2000 and the Consolidated Statements of Income and Cash Flows for each of the three years in the period ended December 31, 2001, the Notes to Consolidated Financial Statements, and the Report of Independent Auditors are included in the Annual Report and are incorporated herein by reference (pages 26 through 38 in the printed annual report)

All of the schedules specified under Regulation S-X to be provided by Autoliv, have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors:

Information concerning the directors and nominees for reelection of directors of Autoliv is included on pages 1-3 in the 2002 Proxy Statement and is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A)OF THE SECURITIES EXCHANGE ACT OF 1934
The members of the Board of Directors, the executive officers of the Company and persons who hold more than ten percent of the Common Stock are subject to the reporting requirements of Section 16 (A) of the Exchange Act, which require them to file reports with respect to their ownership of the Company's securities on Form 3 and transactions in the Company's securities Form 4 or 5. Based solely on its review of the copies of such forms received by it and written representations from the Company's executive officers and directors, for the fiscal year ended December 31, 2000, the Section 16 (a) filing requirements were complied with by all incumbent executive officers, directors and director nominees during the year.

Item 11. Executive Compensation

Information concerning executive compensation for the year ended December 31, 2001 is included on pages 5 - 10 of the 2002 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning beneficial ownership of Autoliv's common stock is included on page 4 of the 2002 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents Filed as Part of this Report

(1) Financial Statements

The following consolidated financial statements are included on pages 26 through 38 and Selected Financial Data on page 39 of the Annual Report and are incorporated herein by reference:

Consolidated Statement of Income - Years ended December 31, 2001, 2000 and 1999 (page 26).

Consolidated Balance Sheet - as of December 31, 2001 and 2000 (page 27)

Consolidated Statement of Cash Flows - Years ended December 31, 2001, 2000 and 1999 (page 28)

Notes to Consolidated Financial Statements (pages 29-37)

Report of Independent Auditors (page 38)

(2) Financial Statement Schedules

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, they are not required or the information required is included in the financial statements or notes thereto.

(3) Index to Exhibits

2.1 (a)

Combination Agreement, dated as of November 25, 1996, by and among Autoliv AB, Morton International, Inc., Autoliv and ASP Merger Sub Inc. (the "Combination Agreement", incorporated herein by reference to Exhibit 2.1(a) to the Registration Statement. Autoliv agrees to furnish supplementary a copy of any omitted exhibit or schedule to the Securities and Exchange Commission (the "Commission") upon request.

2.1(b)

Amendment No. 1 to the Combination Agreement, dated as of April 30, 1997, by and among Autoliv AB, Morton International, Inc., Autoliv and ASP Merger Sub Inc. incorporated herein by reference to Exhibit 2.1(b) to the Registration Statement.

2.2

Distribution Agreement, dated as of April 30, 1997, by and between Morton International, Inc. and New Morton International Inc., incorporated herein by reference to Exhibit 2.2 to the Registration Statement. Autoliv agrees to furnish supplementary a copy of any omitted exhibit or schedule to the Commission upon request.

2.3

Tax Sharing Agreement, dated as of April 30, 1997, by and between Morton International, Inc. and New Morton International Inc. incorporated herein by reference to Exhibit 2.3 to the Registration Statement. Autoliv agrees to furnish supplementary a copy of any omitted exhibit or schedule to the Commission upon request.

2.4

Employee Benefits Allocation Agreement, dated as of April 30,1997, by and between Morton International, Inc. and New Morton International Inc., incorporated herein by reference to Exhibit 2.4 to the Registration Statement, Autoliv agrees to furnish supplementary a copy of any omitted exhibit or schedule to the Commission upon request.

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

13	Autoliv's Annual Report to Shareholders for the fiscal year ended December 31, 2001.

21	Autoliv's Subsidiaries

22	No matters were submitted to Autoliv's stockholders during the fourth quarter of 2001.

23	Consent of Ernst & Young AB.

99.1	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv's Registration Statement on Form S-8 (File No. 333-26299)

99.2	Amendment No. 1 to Autoliv, Inc 1997 Stock Incentive Plan

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 20 day of March, 2002.

Autoliv, Inc.
(Registrant)
By /s/ Magnus Lindquist

Magnus Lindquist
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 20 day of March, 2002.

Chairman	/s/ S. Jay Stewart S. Jay Stewart

Chief Executive Officer and Director (Principal Executive Officer)	/s/ Lars Westerberg Lars Westerberg

Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Magnus Lindquist Magnus Lindquist

Director	/s/ Per-Olof Aronson Per-Olof Aronson

Director	/s/ Wilhelm Kull Wilhelm Kull

Director	/s/ Walter Kunerth Walter Kunerth

Director	/s/ James M. Ringler James M. Ringler

Director	/s/ Tetsuo Sekiya Tetsuo Sekiya

Director	/s/ Roger W. Stone Roger W. Stone

Director	/s/ Per Welin Per Welin

EXHIBIT 21

LIST OF SUBSIDIARIES OF THE COMPANY

Autoliv ASP, Inc. (U.S.A., Indiana)
OEA, Inc. (U.S.A., Delaware)
Autoliv Safety Technonogy, Inc (U.S.A., Delaware)
Autoliv Safety Technology de Mexico S.A. de C.V. (Mexico)
Autoliv Holding, Inc. (U.S.A., Delaware)
Autoliv Kabushiki Kaisha (Japan)
Autoliv Japan Ltd (Japan)
Autoliv Nichiyo Co. Ltd. (Japan) (60%)
Autoliv Izumi Japan Ltd. (Japan) (99%)
Autoliv Components Mexico, S. de R.L. de C.V. (Mexico)
Autoliv Servicios S. de R.L. de C.V. (Mexico)
Autoliv Steering Wheels Mexico S. de R.L. de C.V. (Mexico)
Autoliv Steering Wheels Services S. de R.L. de C.V. (Mexico)
Autoliv Springdynamics Mexico (Mexico)
Autoliv AB (Sweden)
Autoliv Australia Proprietary Ltd (Australia)
Van Oerle Webco Pty Ltd (Australia)
Autoliv Belgium N.V. (Belgium)
Autoliv Canada, Inc (Canada)
Van Oerle Alberton Colfab, Inc (Canada)
Autoliv (Shanghai) Safety Systems Co. Ltd (China)(60%)
Norma AS (Estonia) (51%)
Societe Franco Suedoise d 'Investissement SA (France)
Autoliv France SNC (France)
Autoliv Tunisia Zriba (Tunisia)
Autoliv IsoDelta SA (France)
AWS1 El Fahs (Tunisia)
AWS2 Nadour (Tunesia)
AWS3 Nadour (Tunesia)
Livbag SA (France) (83%)
NCS Pyrotechnie et Technologies SA (France)
Livbag SNC (France) (83%)
Autoliv Composants SNC (France)
Autoliv Electronics SAS (France)
OEA Europe Sarl (France)
Autoliv GmbH (Germany)
Autoliv Sicherheitstechnik GmbH (Germany)
Autoliv Stakupress GmbH (Germany)
Autoliv Autosicherheitstechnik GmbH (Germany)
Autoliv Romania SA (Romania) (80%)
Autoliv KFT (Hungary)
P.T Autoliv Indonesia (Indonesia) (99%)
Autoliv Italia spa (Italy)
Autoliv Mando Corporation (Korea) (60%)
Autoliv Holding BV (The Netherlands)
Autoliv BV (The Netherlands)
Autoliv ASP B.V. (The Netherlands)
General Engineering (The Netherlands)
Autoliv Overseas BV (The Netherlands)
Autoliv KLE, S.A.U. (Spain)
Autoliv Argentina SA (Argentina)
Marling BV (The Netherlands)
Van Oerle Alberton Holding BV (The Netherlands)
Van Oerle Alberton BV (The Netherlands)
Autoliv New Zealand Ltd.(New Zealand)
Autoliv Philippines Izumi Co (Philippines) (99%)
Autoliv QB Inc (Philippines) (75%)
Autoliv Poland Sp. z. o. o. (Poland)
Autoliv Southern Africa Pty Ltd (South-Africa)
Autoliv BKI SA (Spain)
Autoliv do Brasil Ltda. (Brazil)
Autoliv Mexico SA de CV (Mexico)
Autoliv Sverige AB (Sweden)
Autoliv East Europe AB
Autoliv Electronics AB (Sweden)
Svensk Airbag AB (Sweden)
Autoliv Hammarverken AB (Sweden)
Autoliv Mekan AB (Sweden)
Autoflator AB (Sweden)
Autoliv Thailand Ltd (Thailand)
Autoliv Cankor Otomotiv Emniyet (Turkey)
Autoliv Springdynamics Turkey (Turkey)
Autoliv UK Holding Ltd (U.K.)
Autoliv Ltd (U.K.)
Autoliv Holding Ltd(U.K)
Airbags International Ltd (U.K.)
Autoliv Spring Dynamics Ltd (U.K.)
Spiroflex Ltd. (U.K.)

All subsidiaries are wholly-owned unless otherwise indicated.

The names of certain subsidiaries, which considered in the aggregate would not constitute a "significant subsidiary" as such term is defined in the regulations under the federal securities laws, have been omitted from the foregoing list.

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report(Form 10-K) of Autoliv Inc. of our report dated January 22, 2002, included in the 2001 Annual Report to the Shareholders of Autoliv Inc. We also consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-26299 and No. 333-26303) pertaining to the Autoliv, Inc. 1997 Stock Incentive Plan and Autoliv ASP Employee Investment Plan of Autoliv Inc., respectively, of our report dated January 22, 2002, with respect to the consolidated financial statements of Autoliv Inc. incorporated by reference in this Annual Report (Form 10-K)for the year ended December 31, 2001.

/s/ Ernst & Young AB
Torbjörn Hanson

Stockholm, Sweden
March 20, 2002