Form 10-Q
period 2002-03-31
AUTOLIV INC
filed 2002-05-03
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended March 31, 2002

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
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 98.0 million shares of Common Stock of Autoliv, Inc., par value $ 1.00 per share, outstanding as of May 3, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions)

	Quarter January - March			Full Year
	2002	2001	2001	2001	2001
	Reported	Pro Forma¹)	Reported	Pro Forma¹)	Reported
Net sales
- Airbag products	$726.0		$757.1		$2,816.6
- Seat belt products	303.0		323.5		1,174.4
Total net sales	1,029.0		1,080.6		3,991.0

Cost of sales	(840.0)		(895.0)		(3,336.2)
Gross profit	189.0		185.6		654.8

Selling, general & administrative expense	(50.6)		(49.9)		(196.7)
Research, development & engineering expenses	(59.3)		(59.1)		(200.8)
Amortization of intangibles	(4.6)		(17.1)		(73.3)
Other income, net	(2.8)		0.0		(10.3)
Operating income	71.7		59.5		173.7

Equity in earnings of affiliates	1.1		0.9		5.7
Interest income	1.4		1.4		6.2
Interest expense	(12.9)		(18.7)		(66.3)
Other financial items	(0.7)		(3.5)		(2.5)
Income before taxes	62.0	52.5	39.6	168.4	116.8

Income taxes	(21.1)		(16.7)		(59.8)
Minority interests in subsidiaries	(1.9)		(2.1)		(9.1)
Net income	39.0	33.7	20.8	99.5	47.9

Earnings per share	$.40	$.34	$.21	$1.02	$.49

¹) Pro-Forma amounts show the effects of FAS-142. Goodwill and Other Intangible Assets as if it had been applied in all periods presented.

AUTOLIV, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED) (Dollars in millions)
	March 31	December 31
	2002	2001
Assets
Cash & cash equivalents	$83.9	$84.2
Accounts receivable	932.3	837.2
Inventories	315.7	329.5
Other current assets	98.9	114.7
Total current assets	1,430.8	1,365.6

Property, plant & equipment, net	829.5	845.0
Intangible assets, net (mainly goodwill)	1,679.9	1,685.4
Other assets	112.0	108.3
Total assets	$4,052.2	$4,004.3

Liabilities and shareholders' equity
Short-term debt	$40.4	$70.2
Accounts payable	507.2	481.3
Other current liabilities	416.7	362.9
Total current liabilities	964.3	914.4

Long-term debt	1,006.1	1,037.1
Other non-current liabilities	153.1	150.7
Minority interest in subsidiaries	28.5	26.8
Shareholders' equity	1,900.2	1 875.3
Total liabilities and shareholders' equity	$4,052.2	$4,004.3

Working capital, $ in millions	423	437
Capital employed, $ in millions	2,863	2,898
Net debt, $ in millions	963	1,023

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)
	Quarter January - March		Full Year
	2002	2001	2001

Net income	$39.0	$20.8	$47.9
Depreciation and amortization	57.0	73.1	280.4
Deferred taxes and other	(6.0)	(4.0)	31.5
Unusual items	-	-	44.6
Change in working capital	22.7	(23.5)	(138.2)
Net cash provided by operations	112.7	66.4	266.2

Capital expenditures, net	(45.3)	(65.9)	(235.7)
Acquisitions of businesses, net	1.0	(14.9)	(13.1)
Investment in intangibles	-	-	(20.8)
Net cash after operating and investing activities	68.4	(14.4)	(3.4)

Increase (decrease) in debt	(62.6)	54.5	52.0
Dividend payments	(10.8)	(10.8)	(43.0)
Shares issued	-	-	0.9
Other, net	2.7	2.5	0.4
Effect of exchange rate changes on cash	2.0	(4.5)	(4.9)
Increase (decrease) in cash and cash equivalents	(0.3)	27.3	2.0
Cash and cash equivalents at beginning of period	84.2	82.2	82.2
Cash and cash equivalents at end of period	$83.9	$109.5	$84.2

AUTOLIV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS
(UNAUDITED)
March 31, 2002

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

2. Inventories
Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)	March 31, 2002	Dec. 31, 2001
Finished products
and work in progress	$121.2	$127.9
Raw material	194.5	201.6
	$315.7	$329.5

3. New Accounting Pronouncements
New accounting policies issued by the Financial Accounting Standards Board which have been implemented effective January 1, 2002 are the following: FAS-144 Accounting for the Impairment or Disposal of Long-lived Assets and FAS-142 Goodwill and Other Intangible Assets. FAS- 144 did not have any material impact on the Company's results of operations or financial position. However, the application of FAS- 142 will result in a reduction of approximately $ 52 million of annual amortization of goodwill. FAS- 142 abolishes the amortization of intangible assets for which the expected period of benefit may be indeterminate at the time of acquisition and introduces a process for evaluating whether the goodwill has been impaired. Autoliv has performed an impairment analysis and concluded that the value of its goodwill is not impaired. FAS- 142 has not been applied to any reported periods prior to 2002. The Pro-Forma effects of FAS- 142 on prior periods are presented on the face of the income statement.

4. Other recent developments
In April, Autoliv acquired Visteon Restraint Electronics (VRE), which has $ 150 million in annual sales and 350 employees in North America. With the acquisition, Autoliv not only establishes a solid presence in the U.S. safety electronics market but also becomes one of the largest suppliers of these products in the world. This strategic acquisition is not expected to have any impact on this year's earnings or any significant effect on net debt, but within two years the return on the investment is expected to reach the levels currently achieved in Autoliv.

In cooperation with BMW and Mercedes, Autoliv has started to introduce the next generation of seat belts, which can adapt its restraining force. The load on the occupant can therefore be adjusted to the severity of the crash and/or to each car occupant, depending on which sensor or sensors used. (High chest loads and rib fractures are a growing concern since the average age of the occupants increases and the elderly can only take half as much load on their bodies as younger occupants.)

As part of Autoliv's strategy to focus on core-businesses, the company has sold its steel stamping company Autoliv Composant in France. ALC has nearly $ 40 million in sales, of which virtually all are to Autoliv companies.

NSK and Autoliv have agreed that Autoliv should exercise its options to acquire the remaining 60% of the shares of NSK's Asian seat belt operations at the same time on April 1, 2003.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001

Market Overview

During the three-month period January through March 2002, light vehicle production declined in the Triad (i.e. Europe, North America and Japan) by 2% compared to the year-ago quarter.

In Western Europe, where Autoliv generates half of its revenues, vehicle production is estimated to have declined by 8% due to an earlier Easter holiday, weaker car demand and to the fact that vehicle manufacturers are continuing to reduce their inventories. Sales of light vehicles declined by 4%. However, BMW, Peugeot/-Citroën and Renault - three large Autoliv customers - increased their sales and the new Mini, to which Autoliv is the supplier of the complete safety system boosted BMW's sales. In Europe, therefore, the customer mix was favorable to Autoliv.

In North America, which accounts for one third of Autoliv's revenues, light vehicle production rose by 3%, from an unseasonably low level in the corresponding quarter 2001. The outcome was significantly better than the 0.5% decline forecasted in January. The improvement, however, affected only the light truck segment where production rose by 9%. This segment accounts for more than 50% of the North American light vehicle production. The passenger car segment, to which Autoliv is more exposed, decreased instead by just over 2%. In North America, therefore, the vehicle mix was unfavorable to Autoliv.

In Japan, which accounts for a tenth of the Company's sales, light vehicle production increased by 1%.

The decline in light vehicle production in the Triad was offset by a continued strong demand for new safety products, such as side airbags and especially the Inflatable Curtain. This product from Autoliv and other head protection systems are now installed in more than 15% of all new vehicles. In Europe, the fitment rate for these products is approximately 30%, and in Japan, the installation rates are on a steep growth trend. In addition, the regular side airbags for chest protection have become an important sales feature. In Europe, the penetration rate for this product is 70%.

Sales

Consolidated net sales during the three-month period ended March 31, 2002, declined by 5% to $ 1,029 million compared to the corresponding period 2001. The stronger dollar - primarily against the Euro and the Yen - reduced reported sales by 4%. The effect of a divestiture was insignificant. Autoliv's 1% decline in organic sales (sales excluding currency effects and changes in the consolidated structure) should be compared with the 2% decline in light vehicle production in the Triad.

Autoliv's sales were driven by the fact that the company is better positioned in the growth areas of the market, such as head side-curtains. In this segment, Autoliv's unit sales for the Inflatable Curtain rose by 45%. Sales were also driven by the Japanese and Korean markets.

In Europe, reported sales declined by 10%. The organic decline in sales was 5% compared to the 8% decline in European car production. Sales in the U.K. performed particularly well, mainly due to BMW's new Mini.

In North America, Autoliv's sales increased by 1%. This was less than the increase in light vehicle production due to Autoliv's unfavorable vehicle type mix during the quarter. Autoliv's sales were driven by the Inflatable Curtain and deliveries of inflators to airbag manufacturers other than Autoliv.

In an essentially flat market, sales in Japan rose by 9% excluding currency effects. The Inflatable Curtain, especially to Toyota, and chest side-airbags to Honda contributed the most to the performance.

Sales of airbag products (incl. Steering wheels) decreased by 4% to $726 million. The organic decline was approximately 1%, i.e. slightly less than the decline in light vehicle production in the Triad. Strong sales performance for side curtain airbags - particularly in North America, Japan and Korea - offset Autoliv's unfavorable vehicle mix.

Sales of seat belt products (incl. seat sub-systems) decreased by 6% to $303 million. The organic decline was 2% and was mainly due to the 8% drop in vehicle production in Europe, where Autoliv has two thirds of its seat belt sales. Sales were driven by new business in Korea.

Earnings - On a Comparable Basis

Despite the weaker sales and vehicle production, Autoliv's earnings improved on almost all levels - even after adjusting to the new accounting principle (FAS 142) which abolishes the requirement for annual amortization of goodwill. On a quarterly basis, the change means a reduction in Autoliv's amortization of $13 million. For comparability, the new accounting principle has been applied, in the discussions below, to both the reporting period and the reference period last year.

As part of the adoption of the new accounting principle, the Company has performed an impairment analysis and concluded that the value of its goodwill is not impaired.

For the quarter, gross profit increased by 2% to $189 million and gross margin improved to 18.4% from 17.2% in the year-ago quarter. The improvement is mainly the result of the restructuring program announced in October and lower component prices. Of the improvement, 0.3 percentage points were due to costs that this year are reported as R, D&E expense and not as Cost of Goods Sold as in 2001.

Operating income was maintained at $72 million, despite the $52 million decline in sales. Consequently, operating margin improved to 7.0% from 6.7%. Operating expenditures for SG&A and R, D&E have been kept on almost the same levels as a year ago.

Net interest expense decreased by $6 million to $12 million, as a result of lower interest rates and lower net debt.

Income before taxes improved by 18% to $62 million, mainly as a result of the reduction in financial expense.

Net income amounted to $39 million and earnings per share to 40 cents, an increase of 16% and 18%, respectively. The average number of shares outstanding (assuming dilution) increased to 98.2 million for the quarter from 97.8 million in last year's first quarter.

Currency exchange effects (including both translation and transaction effects) have not had any significant effect on margins.

Earnings - Comparison on the Originally Reported Basis

Including the $13 million in goodwill amortization for the corresponding quarter 2001, operating income increased by 21% and income before taxes by 57%. Net income rose by 87% and earnings per share by 90%, to 40 cents from 21 cents.

The operating margin improved from 5.5% to 7.0% and the net income margin from 1.9% to 3.8%.

The reported effective tax rate fell from 40% to 34%, primarily due to the change in the accounting principle related to goodwill amortization.

Prospects

Assuming that the current Euro exchange rate prevails, Autoliv's sales will be favorably affected by less than 1% during the second quarter but negatively impacted by almost 1% during the full year.

For the second quarter, light vehicle production is expected to be flat in Europe versus the second quarter last year and decline by 1% during the last six months of this year. In North America, light vehicle production is expected to increase by 4% during the second quarter and by 2% during the last six months of the year. The average for Autoliv's two most important markets is an increase of 2% for the quarter and a flat market for the last six months.

Based on these currency and vehicle assumptions, Autoliv's sales (excluding acquisitions) for the second quarter are expected to improve somewhat from the first quarter. The acquisition of VRE (Visteon Restraint Electronics) is expected to add $35 million in sales to the quarter.

LIQUIDITIY AND SOURCES OF CAPITAL

Operations generated $113 million in cash compared to $66 million during the first quarter 2001. This was the second quarter with positive cash flow after three negative quarters in 2001. The improvement was due to a decline by $23 million in working capital as opposed to a similar increase in working capital during the comparable quarter. However, the accounts receivable increased, primarily as a result of seasonally strong sales in March compared to December. Sales during this year's March were also stronger than last year.

For the first time in many years, depreciation was higher than net capital expenditures. The depreciation amounted to $52 million compared to capital expenditures of $45 million. This was a reduction in capital expenditures of $21 million from the year-ago quarter. The reduction reflects a reduced requirement for geographical expansion and additional crash test facilities following past years' investments. In addition, as a result of the move of more production to low labor-cost countries there is less need for expensive, automated manufacturing machinery.

Due to the lower capital expenditures and the strong operational cash flow, $68 million in cash was generated after investments. This is an improvement of $83 million from the comparable quarter 2001.

Net debt and gross interest-bearing debt decreased during the quarter by $60 million to $963 million and to $1,047 million, respectively, as of March 31.

The net debt to capitalization ratio declined by 2 percentage points during the quarter to 33%. Equity increased by $25 million despite a $4 million negative effect of the stronger U.S dollar. Equity was also reduced by the payment of the quarterly dividend of $11 million. The U.S. accounting principle FAS 133 had a favorable effect of less than $1 million.

DIVIDEND
A dividend of 11 cents per share will be paid on June 6, 2002 to Share-holders of record as of May 8.

The ex-date, when the shares will trade without the right to the dividend, is May 6.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits N/A

	(b)	Reports on Form 8-K The Company did not file any reports on form 8-K for the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2002

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist
________________
Magnus Lindquist
Chief Financial Officer