Form 10-K/A
period 2001-12-31
AUTOLIV INC
filed 2002-07-02
CIK 1034670

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001,

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                       Commission file number: 001-12933

                                 AUTOLIV, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                    51-0378542
            ------------------                      --------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

            World Trade Center,
    Klarabergsviadukten 70, SE-107 24
             Stockholm, Sweden                                N/A
        ---------------------------                      -------------
 (Address of principal executive offices)               (Zip Code)

                               +46 8 587 20 600
                            ----------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                          Name of each exchange on
  Common Stock, par value $1.00 per share         which registered:
  Swedish Depositary Receipts                 New York Stock Exchange
                                              Stockholm Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

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

Number of shares of Common Stock outstanding as of March 18 2002:  97,851,610


                               EXPLANATORY NOTE

         Autoliv, Inc. ("Autoliv") hereby amends and restates in its entirety "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission (the "Commission") on March 20, 2002. The sole purpose of this amendment is to remove Exhibits 2.1(a), 2.1(b), 2.2, 2.3, 2.4 and 99.2, to renumber Exhibit
99.1 as Exhibit 10.2 and to add Exhibits 10.1, 10.3, 10.4, 10.5, 10.6, 10.7
and 10.8, which exhibits are filed herewith.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

(a)      Documents Filed as Part of this Report

         (1)      Financial Statements

                  The following consolidated financial statements are included on pages 26 through 38 and Selected Financial Data on page 39 of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 (the "Annual Report"), and are incorporated herein by reference:

                  (i) Consolidated Statement of Income -- Years ended December 31, 2001, 2000 and 1999 (page 26); (ii) Consolidated Balance Sheet -- as of December 31, 2001 and 2000 (page 27); (iii) Consolidated Statement of Cash Flows -- Years ended December 31, 2001, 2000 and 1999 (page 28); (iv) Notes to
                  Consolidated Financial Statements (pages 29-37) (v) Report of Independent Auditors (page 38)

         (2)      Financial Statement Schedules

                  All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, they are not required, or the information required is included in the financial statements or notes thereto.

         (3)      Index to Exhibits


                  Exhibit No.       Description

                  3.1 Autoliv's Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-23813 (the "Registration Statement").

                  3.2 Autoliv's Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to the Registration Statement.

                  4.1 Rights Agreement, dated as of December 4, 1997, between Autoliv and First Chicago Trust Company of New York (the "Rights Agreement") incorporated herein by reference to Exhibit 3 to Autoliv's Registration Statement on Form 8-A (File No. 1-12933).

                  10.1* Facilities Agreement, dated November 13, 2000, among Autoliv, Inc. and the lenders named therein, as amended by amendment dated November 5, 2001, as further amended by amendment dated December 12, 2001, and as further amended by amendment dated June 6, 2002.

                  10.2 Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv's Registration Statement on Form S-8 (File No. 333-26299).

                  10.3* Amendment No. 1 to Autoliv, Inc. 1997 Stock Incentive Plan.

                  10.4* Form of Employment Agreement between Autoliv, Inc. and its executive officers.

                  10.5* Form of Supplementary Agreement to the Employment Agreement between Autoliv and certain of its executive officers.

                  10.6* Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Lars Westerberg.

                  10.7* Form of Severance Agreement between Autoliv and its executive officers.

                  10.8* Pension Agreement, dated November 26, 1999, between Autoliv AB and Lars Westerberg.

                  11 Information concerning the calculation of Autoliv 's earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

                  13                Autoliv's Annual Report.

                  21                Autoliv's List of Subsidiaries.

                  22 No matters were submitted to Autoliv's stockholders during the fourth quarter of 2001.

                  23                Consent of Ernst & Young AB.

__________________
*    Filed herewith.


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

                                       AUTOLIV, INC.


Date:  July 2, 2002                    By:  /s/ Magnus Lindquist
                                           -----------------------------------
                                          Name:    Magnus Lindquist
                                          Title:   Vice President and Chief
                                                       Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                                       Title                                    Date

/s/ S. Jay Stewart                          Chairman of the Board of Directors                  July 2, 2002
-------------------------------------
S. Jay Stewart

                                            Chief Executive Officer and Director                July 2, 2002
/s/ Lars Westerberg                         (Principal Executive Officer)
------------------------------------
Lars Westerberg

                                            Vice President and Chief Financial
/s/ Magnus Lindquist                        Officer (Principal Financial
------------------------------------        Officer and Principal Accounting Officer)           July 2, 2002
Magnus Lindquist


/s/ Per-Olof Aronson
------------------------------------
Per-Olof Aronson                                          Director                              July 2, 2002


/s/ Wilhelm Kull
------------------------------------
Wilhelm Kull                                              Director                              July 2, 2002


/s/ Walter Kunerth
------------------------------------
Walter Kunerth                                            Director                              July 2, 2002


/s/ James M. Ringler
------------------------------------
James M. Ringler                                          Director                              July 2, 2002


/s/ Tetsuo Sekiya
------------------------------------
Tetsuo Sekiya                                             Director                              July 2, 2002


/s/ Roger W. Stone
------------------------------------
Roger W. Stone                                            Director                              July 2, 2002


/s/ Per Welin
------------------------------------
Per Welin                                                 Director                              July 2, 2002


/s/ Dionisio Garza Medina
------------------------------------
Dionisio Garza Medina                                     Director                              July 2, 2002






Exhibit Index

  Exhibit No.                        Description

     3.1 Autoliv's Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-23813 (the "Registration Statement").

     3.2 Autoliv's Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to the Registration Statement.

     4.1 Rights Agreement, dated as of December 4, 1997, between Autoliv and First Chicago Trust Company of New York (the "Rights Agreement") incorporated herein by reference to
               Exhibit 3 to Autoliv's Registration Statement on Form 8-A (File No. 1-12933).

     10.1* Facilities Agreement, dated November 13, 2000, among Autoliv, Inc. and the lenders named therein, as amended by amendment dated November 5, 2001, as further amended by amendment dated December 12, 2001, and as further amended by amendment dated June 6, 2002.

     10.2 Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv's Registration Statement on Form S-8 (File No. 333-26299).

     10.3*     Amendment No. 1 to Autoliv, Inc. 1997 Stock Incentive Plan.

     10.4* Form of Employment Agreement between Autoliv, Inc. and its executive officers.

     10.5* Form of Supplementary Agreement to the Employment Agreement between Autoliv and certain of its executive officers.

     10.6* Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Lars Westerberg.

     10.7* Form of Severance Agreement between Autoliv and its executive officers.

     10.8* Pension Agreement, dated November 26, 1999, between Autoliv AB and Lars Westerberg.

     11 Information concerning the calculation of Autoliv 's earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

     13        Autoliv's Annual Report.

     21        Autoliv's List of Subsidiaries.

     22 No matters were submitted to Autoliv's stockholders during the fourth quarter of 2001.

     23        Consent of Ernst & Young AB.



-------------
* Filed herewith.