Form 10-Q
period 2002-06-30
AUTOLIV INC
filed 2002-07-29
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended June 30, 2002

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
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 98.0 million shares of Common Stock of Autoliv, Inc., par value $ 1.00 per share, outstanding as of July, 29 2002.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter April - June			Six months January - June
	2002	2001	2001	2002	2001	2001
	Reported	Pro-Forma 1)	Reported 2)	Reported	Pro-Forma 1)	Reported 2)
Net sales
- Airbag products	$832.4		$731.4	$1,558.4		$1,488.5
- Seat belt products	336.7		301.5	639.7		625.0
Total net sales	1,169.1		1,032.9	2,198.1		2,113.5

Cost of sales	(954.0)		(850.3)	(1,794.0)		(1,745.3)
Gross profit	215.1		182.6	404.1		368.2

Selling, general & administrative expense	(56.2)		(49.0)	(106.8)		(98.9)
Research, development & engineering expenses	(59.3)		(51.6)	(118.6)		(110.7)
Amortization of intangibles	(5.1)		(17.0)	(9.7)		(34.1)
Other income, net	(1.0)		2.6	(3.8)		2.6
Operating income	93.5		67.6	165.2		127.1

Equity in earnings of affiliates	1.1		2.1	2.2		3.0
Interest income	1.7		1.7	3.1		3.1
Interest expense	(14.0)		(17.2)	(26.9)		(35.9)
Other financial items	-		1.4	0.7		(2.1)
Income before taxes	82.3	68.5	55.6	144.3	121.0	95.2

Income taxes	(27.2)		(23.3)	(48.3)		(40.0)
Minority interests in subsidiaries	(2.6)		(2.3)	(4.5)		(4.4)
Net income	52.5	42.9	30.0	91.5	76.6	50.8

Earnings per share	$.53	$.44	$.31	$.93	$.78	$.52

1) Pro-Forma amounts show the effects of FAS-142 Goodwill and Other Intangible Assets as if it had been applied in all periods presented.
2) According to old accounting principle

AUTOLIV, INC. CONSOLIDATED BALANCE SHEET (UNAUDITED) (Dollars in millions)
	June 30	March 31	December 31	June 30
	2002	2002	2001	2001
Assets
Cash & cash equivalents	$115.8	$83.9	$84.2	$66.4
Accounts receivable	1,059.6	932.3	837.2	928.7
Inventories	337.5	315.7	329.5	322.5
Other current assets	68.5	98.9	114.7	94.4
Total current assets	1,581.4	1,430.8	1,365.6	1,412.0

Property, plant & equipment, net	890.2	829.5	845.0	837.6
Intangible assets, net (mainly goodwill)	1,697.4	1,679.9	1,685.4	1,703.0
Other assets	120.7	112.0	108.3	111.4
Total assets	$4,289.7	$4,052.2	$4,004.3	$4,064.0

Liabilities and shareholders' equity
Short-term debt	$35.0	$40.4	$70.2	$131.6
Accounts payable	604.5	507.2	481.3	518.2
Other current liabilities	443.5	416.7	362.9	373.7
Total current liabilities	1,083.0	964.3	914.4	1,023.5

Long-term debt	1,033.4	1,006.1	1,037.1	981.0
Other non-current liabilities	159.2	153.1	150.7	138.2
Minority interest in subsidiaries	33.8	28.5	26.8	20.6
Shareholders' equity	1,980.3	1,900.2	1 875.3	1,900.7
Total liabilities and shareholders' equity	$4,289.7	$4,052.2	$4,004.3	$4,064.0

Days receivables outstanding 1)	83	84	79	84
Days inventory outstanding 2)	28	29	32	30
Working capital, $ in millions	418	423	437	454
Capital employed, $ in millions	2,933	2,863	2,898	2,947
Net debt, $ in millions	953	963	1,023	1,046

1)Outstanding receivables at average exchange rates relative to average daily sales.
2)Outstanding inventory at average exchange rates relative to average daily sales.

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)

	Quarter April-June		Six months Jan.-June		July 2001-	Full Year
	2002	2001	2002	2001	June 2002	2001

Net income	$52.5	$30.0	$91.5	$50.8	$88.6	$47.9
Depreciation and amortization	61.1	71.4	118.1	144.5	254.0	280.4
Deferred taxes and other	4.2	3.4	(1.8)	(0.6)	30.3	31.5
Unusual items	0.0	0.0	0.0	0.0	44.6	44.6
Change in working capital	13.8	(82.8)	36.5	(106.3)	4.6	(138.2)
Net cash provided by operations	131.6	22.0	244.3	88.4	422.1	266.2

Capital expenditures, net	(50.5)	(52.9)	(95.8)	(118.8)	(212.7)	(235.7)
Acquisitions of businesses, net	(26.9)	(0.3)	(25.9)	(15.2)	(23.8)	(13.1)
Investment in intangibles	-	-	-	-	(20.8)	(20.8)
Net cash after investing activities	54.2	(31.2)	122.6	(45.6)	164.8	(3.4)

Increase (decrease) in short term debt	(15.7)	(263.8)	(41.4)	(215.4)	(100.3)	(274.3)
Issuance of long-term debts	0	265.3	0	265.3	61	326.3
Retirements and other changes in LT debt, net	(3.1)	(0.8)	(40.0)	5.3	(45.3)	0
Dividend payments	(10.7)	(10.7)	(21.5)	(21.5)	(43.0)	(43.0)
Shares issued and options exercised	0.2	0.0	0.2	0.0	1.1	0.9
Other, net	(1.8)	(1.2)	0.9	1.3	0.0	0.4
Effect of exchange rate changes on cash	8.8	(0.7)	10.8	(5.2)	11.1	(4.9)
Increase (decrease) in cash	31.9	(43.1)	31.6	(15.8)	49.4	2.0
Cash at beginning of period	83.9	109.5	84.2	82.2	66.4	82.2
Cash at end of period	$115.8	$66.4	$115.8	$66.4	$115.8	$84.2

KEY RATIOS

	Quarter April-June			Six months January-June
	2002	2001	2001	2002	2001	2001
	Reported	Pro-Forma	Reported 1)	Reported	Pro-Forma	Reported 1)

Earnings per share 2)	$.53	$.44	$.31	$.93	$.78	$.52
Equity per share	20.21		19.43	20.21		19.43

Net debt to equity, %	48		55	48		55
Net debt to capitalization, %	32		35	32		35

Gross margin, % 3)	18.4		17.7	18.4		17.4
EBITDA-margin, % 4)	13.2		13.5	12.9		12.9
Operating/EBIT margin, % 5)	8.0	7.8	6.5	7.5	7.2	6.0

Return on equity, %	10.8	9.0	6.3	9.5	8.0	5.3
Return on capital employed, %	13.1	11.3	9.5	11.6	10.7	8.9

Average no. of shares in millions 2)	98.3		97.9	98.2		97.9
No. of shares at period-end in millions 6)	98.0		97.8	98.0		97.8
No. of employees at period-end	28,500		28,300	28,500		28,300
Headcount at period-end	33,000		32,800	33,000		32,800

1) According to old accounting principle
2) Assuming dilution
3) Gross profit relative to sales
4) Income before interest, taxes, depreciation and amortization relative to sales
5) Operating income relative to sales
6) Net of treasury shares

AUTOLIV, INC. NOTES TO CONSOLIDATED FINANCIAL STATMENTS (UNAUDITED) June 30, 2002

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

2. Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)	June 30, 2002	Dec. 31, 2001
Finished products and work in progress	$124.6	$127.9
Raw material	212,9	201,6
	$337.5	$329.5

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

4. Other recent developments

Autoliv has commenced airbag production in Shanghai, establishing itself as the first producer of airbags in China. The new plant will supply frontal airbags to several vehicle assembly plants such as Shanghai General Motors (SGM), Dongfeng Citroën Automotive Corporation (DCAC) and Shanghai Volkswagen (SVW). Deliveries for additional contracts are due to commence during the next two years.

The Board of Directors has decided to increase the number of members to ten and has elected Mr. Dionisio Garza Medina to the Board until the 2004 Annual Shareholder Meeting. Mr Garza is Chairman and Chief Executive Officer of ALFA, a leading, diversified Mexican company with a division for engine blocks, cylinder heads and other high-tech aluminum automotive components. He holds a Master's Degree in Industrial Engineering from Stanford University and an MBA from the Harvard University Graduate School of Business. The other nine Board Members are from Sweden (4), the United States (3), Japan (1) and Germany (1).

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

Market overview

During the three-month period April through June 2002, light vehicle production increased in the Triad (i.e. Europe, North America and Japan) by approximately 2% compared to last year's second quarter.

In Western Europe, where Autoliv generates half of its revenues, vehicle production is estimated to have declined by 1% due to weak markets, particularly in Italy, Spain and Germany. However, two of Autoliv's larger customers, BMW and Peugeot/Citroën, increased their production. BMW boosted its production by 20%, partly due to the new Mini, to which Autoliv is the supplier of the complete safety system. In Europe, therefore, Autoliv continued to have a favorable customer and car model mix.

In North America, which accounts for one-third of Autoliv's revenues, light vehicle production rose by 5%. GM's production rose by 12% and Ford's production by 2%, while DaimlerChrysler's production declined by 5% from the relatively high level in the comparable quarter 2001. Production of light trucks rose by 8%, while the passenger car segment - to which Autoliv is more exposed - increased by just over 1%.

In Japan, which accounts for a tenth of the Company's sales, light vehicle production declined by 1%.

The other big growth driver for Autoliv - the safety content per vehicle - has continued its steady increase. It is expected that during the next several years this effect will continue to contribute about 5 percentage points annually to the growth of the global safety system market. Currently, the safety content per vehicle is primarily driven by side airbags, especially by curtain airbags for head protection. Volkswagen has recently contributed to this trend by deciding to make Autoliv's Inflatable Curtain a standard item in its Golf cars (Europe's best-selling car) in the major markets. The effect of "decontenting" (i.e. making side airbags and other non-mandatory safety systems optional) which a few customers have announced, goes against the strong global trend and has negligible effects on the demand for automotive safety systems.

Sales

During the three-month period ended June 30, 2002, Autoliv continued to capitalize on its strong market position in the growth segments of the global safety systems market. As a consequence, consolidated sales rose by 13% to $ 1,169 million. The acquisition on April 1 of Visteon Restraint Electronics (VRE) contributed $41 million or 4 percentage points to the increase. Even exclusive this effect, consolidated sales still hit a record high level. Sales by VRE were somewhat better than anticipated, thanks to better than expected production for Ford, VRE's main customer.

Consolidated sales were also boosted by 2 percentage points by the weaker dollar - primarily against the Euro.

Autoliv's organic sales (i.e. excluding currency effects and the change in the consolidated structure) grew by 7% compared to the 2% increase in light vehicle production in the Triad.

In Europe, reported sales rose by nearly 12%. Currency effects contributed 5 percentage points to the growth and the VRE-acquisition added 2 percentage points. The organic sales increase of 5% was mainly due to market share gains, and strong sales of passenger airbags, seat belt pretensioners and steering wheels. Sales in the U.K. were particularly strong, partly due to BMW's new Mini.

In North America, Autoliv's sales increased by close to 13%. The acquisition of VRE accounted for 7 percentage points of the reported increase. Organic sales increased by 6% or at a similar rate as North American light vehicle production. Autoliv's sales were driven by the Inflatable Curtain, which offset the Company's unfavorable customer and vehicle type mix during the quarter.

In an essentially flat market, sales in Japan rose by more than 20%, even after adjusting for currency effects. The Inflatable Curtain, side airbags for chest protection and other new contracts boosted sales. Sales in Korea also remained strong.

Sales of airbag products (incl. steering wheels) increased by 14% to $832 million. Of the increase, 6 percentage points were due to the VRE-acquisition and 2 percentage points to currency effects. The organic growth was 6% and was mainly driven by a 57% increase in the sales of the Inflatable Curtain and by a 17% increase in the sales of passenger bags.

Sales of seat belt products (including seat sub-systems) rose by 12% to $337 million. The organic increase was 10% despite the 1% decline in vehicle production in Europe, where Autoliv has two thirds of its seat belt sales. Sales were driven by market share gains in Europe and new business in Korea. Sales of pretensioners grew by 11% mainly due to strong demand for more expensive pretensioners. Exchange rates accounted for 2% of the reported sales increase.

During the six-month period January-June, consolidated sales grew by 4% to $2,198 million. The organic increase in sales was 3% despite flat light vehicle production. Reported and organic sales of airbags rose by 5% and 3%, respectively, and amounted to $1,558 million. Reported and organic sales of seat belts increased by 2% and 4%, respectively, and amounted to $640 million.

On a comparable basis, operating income improved by 8% to $165 million and the operating margin to 7.5% from 7.2% during the first six months of 2001. Income before taxes, net income and earnings per share all rose by 19% and amounted to $144 million, $92 million and $.93, respectively. The improvement was due to higher sales and the restructuring program.

On the originally reported basis (i.e. including $26 million in goodwill amortization for 2001), operating income improved by 30%, income before taxes increased by 52%, net income by 80% and earnings per share by 79%.

Earnings for the second Quarter - On a Comparable Basis

Autoliv's earnings improved on all levels - even excluding the positive effect of the new accounting principle (SFAS 142) which abolishes the requirement for annual amortization of goodwill. On a quarterly basis, the change reduces Autoliv's amortization by $ 13 million. For comparability, the new accounting principle has been applied - in the discussions below - to both the reporting periods and for the reference periods last year.

As part of the adoption of the new accounting principle, the Company performed an impairment analysis in the first quarter and concluded that the value of its goodwill is not impaired.

During the second quarter, gross profit improved by 14% to $215 million. Gross margin stood unchanged at 18.4% from the previous quarter - despite a 0.3% negative impact of the strategic acquisition of VRE - and increased from 17.7% in the same quarter last year. Of the improvement, 0.3 percentage points were due to costs that this year are reported as R,D&E or S, G&A expenses and not as Cost of Sales as in 2001. The improvement is mainly the result of higher sales, the restructuring program announced in October and lower component costs. The restructuring program has lead to closure of on textile plant in Sweden, the move of textile production from the U.S. to Mexico, and the streamlining of the Seat Sub-Systems Division and of inflator operations in the U.S.

Operating income increased by 16% to $94 million and operating margin improved - to 8% from 7.8% in the year-ago quarter and from 7.0% during the year's first quarter. This improvement was realized despite the 0.3% negative effect from the VRE-acquisition.

Net interest expense decreased by $3 million to $12 million, primarily as a result of lower interest rates on debt denominated in U.S. dollars. Most of the benefit of lower interest expense was offset by lower income from joint ventures and by reduced foreign exchange gains.

Income before taxes improved by 20% to $82 million, as a result of the better operating income.

Net income amounted to $53 million and earnings per share to 53 cents, an increase of 22% and 20%, respectively. These results are the best profit levels recorded during the past two years.

The effective tax rate declined to 33% from 34% during the first quarter 2002. Half of the reduction is due to the catch-up effect resulting from a change in the full-year forecasted tax rate. The forecasted rate is now 33.5% versus 34% expected before.

The positive impact on net income of currency exchange effects (including both translation and transaction effects) was less than $1 million.

The average number of shares outstanding (assuming dilution) increased to 98.3 million for the quarter from 97.9 million in last year's second quarter.

Earnings for the Second Quarter - Comparison on the Originally Reported Basis

Including the $13 million in goodwill amortization for the corresponding quarter 2001, operating income increased by 38% and income before taxes by 48%. Net income rose by 75% and earnings per share by 71%.

The operating margin improved to 8.0% from 6.5% and the net income margin to 4.5% from 2.9%.

The reported effective tax rate fell to 33% from 42%. This was almost entirely due the change in the accounting principle related to goodwill amortization.

Headcount

The total headcount (employees plus temporary hourly workers) increased by 1,100 during the quarter and by 1,200 during the six-month period. Move of production to low-labor-cost countries added 700 to the headcount. The rest of the increase was almost entirely due to the acquisition of VRE.

Prospects

Assuming that the mid-July exchange rates prevail, Autoliv's sales will be favorably affected by the weaker US-dollar by nearly 8% during the third quarter.

Light vehicle production is expected to decline in Europe by 5% compared to the third quarter of 2001. In North America, however, light vehicle production is expected to increase by 9%. This implies flat production in the third quarter as a weighted average of Autoliv's two most important markets compared to the corresponding period last year.

Given the currency exchange rates in mid-July and the vehicle assumptions stated above, Autoliv's sales (including VRE) are expected to continue to grow in the third quarter at approximately the same rate as in the second quarter. In addition, the operating margin is expected to be maintained at approximately the same level as in the corresponding quarter of 2001, despite VRE's lower margin and uneven capacity utilization due to the projected declines in vehicle production in Europe.

LIQUIDITIY AND SOURCES OF CAPITAL
Operations generated $132 million in cash compared to $22 million during the second quarter with more than $100 million in cash generation. In addition to the higher profit, the cash generation was due to a $14 million reduction in working capital.

Depreciation (excluding amortization) amounted to $56 million compared to capital expenditures, net of $51 million. The need for capital expenditures is less, as a result of the past years' comprehensive programs for geographical expansion and additional crash test facilities. In addition, as a result of the move of more production to low labor-cost countries there is less need for expensive, automated manufacturing machinery.

Due to the lower capital expenditures and the strong operational cash flow, $54 million in cash was generated after investments. The investments included $27 million for acquisitions, mainly for VRE. During the last twelve months, operations have generated $165 million in free cash flow.

Despite the strategic acquisition of VRE, net debt decreased by $10 million to $953 million. Working capital declined by $5 million to $418 million or from 10.7% to 10.3% in relation to sales of last of last twelve months, despite an increase in the accounts receivables of $127 million. This increase was offset, however, by an increase in mainly the accounts payable. The receivables correspond to 83 days of sales compared to 84 days at the beginning of the quarter. The increase in the amount of receivables was therefore not due to delayed payments, but to the peak in the Euro exchange rate at the end of the quarter, the acquisition of VRE and the high sales in June.

The net debt to capitalization ratio continued to decline and amounted to 32% at June 30 compared to 33 % at the beginning of the quarter. Equity increased by $80 million, partly as a result of a $57 million favorable effect of the weaker U.S. dollar. The U.S. accounting principle SFAS 133 (mainly related to cash-flow hedging of transaction exposure) had a negative effect of $19 million. Equity was also reduced by the payment of the quarterly dividend of $11 million.

DIVIDEND
A dividend of 11 cents per share will be paid on September 5 to Shareholders of record as of August 8. The ex-date, when the shares will trade without the right to the dividend, is August 6.

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits N/A

	(b)	Reports on Form 8-K The Company did not file any reports on form 8-K for the six months ended June 30, 2002.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2002

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist
________________
Magnus Lindquist
Chief Financial Officer