Form 10-Q
period 2002-09-30
AUTOLIV INC
filed 2002-11-13
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended September 30, 2002

AUTOLIV, INC.
 (Exact name of registrant as
specified in its charter)

Delaware	51-0378542
(State or other jurisdic- tion of incorporation or organization)	(I.R.S. Employer Identification No.)

World Trade Center,
Klarabergsviadukten 70,
Box 70381,
SE-107 24 Stockholm, Sweden	N/A
(Address of principal executive offices)	(Zip Code)

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
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 96.5 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of November 11, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

AUTOLIV, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in millions, except per share data)

	Quarter July – September			Nine months January – September
	2002	2001	2001	2002	2001	2001
			As			As
	Reported	Pro-Forma1)	Reported2)	Reported	Pro-Forma1)	Reported2)
Net sales
- Airbag products	$761.5		$645.5	$2,319.9		$2,134.2
- Seat belt products	305.0		262.2	944.7		887.0
Total net sales	1,066.5		907.7	3,264.6		3,021.2

Cost of sales	(874.0)		(791.6)	(2,668.0)		(2,536.9)
Gross profit	192.5		116.1	596.6		484.3

Selling, general & administrative expenses	(54.8)		(46.7)	(161.6)		(145.6)
Research, development & engineering expenses	(55.5)		(47.4)	(174.1)		(158.1)
Amortization of intangibles	(4.9)	(9.9)	(22.8)	(14.6)	(18.2)	(56.9)
Other income, net	(0.5)		(13.7)	(4.3)		(11.1)
Operating income	76.8	(1.6)	(14.5)	242.0	151.3	112.6

Equity in earnings of affiliates	1.7		1.2	3.9		4.2
Interest income	1.1		1.5	4.2		4.6
Interest expense	(13.9)		(14.6)	(40.8)		(50.5)
Other financial items	0.0		(0.5)	0.7		(2.6)
Income before taxes	65.7	(14.0)	(26.9)	210.0	107.0	68.3

Income taxes	(21.0)		(0.3)	(69.3)		(40.3)
Minority interests in subsidiaries	(3.3)		(2.3)	(7.8)		(6.6)
Net income	41.4	(16.6)	(29.5)	132.9	60.1	21.4

Earnings per share (basic and diluted)	$.42	$(.17)	$(.30)	$1.35	$.61	$.22

1) Pro-Forma amounts show the effects of FAS-142 Goodwill and Other Intangible Assets, as if the non-amortization of goodwill provision had been applied in all periods presented.
2) Prior to adoption of FAS-142 effective January 1, 2002

See notes to consolidated financial statements

AUTOLIV, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30	December 31
	2002	2001
Assets	(UNAUDITED)
Cash & cash equivalents	$149.6	$84.2
Accounts receivable	970.9	837.2
Inventories	362.3	329.5
Other current assets	73.5	114.7
Total current assets	1,556.3	1,365.6

Property, plant & equipment, net	873.0	845.0
Intangible assets, net (mainly goodwill)	1,690.3	1,685.4
Other assets	114.2	108.3
Total assets	$4,233.8	$4,004.3

Liabilities and shareholders’ equity
Short-term debt	$92.2	$70.2
Accounts payable	567.1	481.3
Other current liabilities	442.7	362.9
Total current liabilities	1,102.0	914.4

Long-term debt	953.1	1,037.1
Other non-current liabilities	151.8	150.7
Minority interest in subsidiaries	34.7	26.8
Total shareholders’ equity	1,992.2	1,875.3
Total liabilities and shareholders’ equity	$4,233.8	$4,004.3

Balance sheet data
Days receivables outstanding 1)	80	79
Days inventory outstanding 2)	31	32
Working capital, $ in millions	397	437
Capital employed, $ in millions	2,888	2,898
Net debt, $ in millions	896	1,023

1) Outstanding receivables at average exchange rates relative to average daily sales
2) Outstanding inventory at average exchange rates relative to average daily sales.

See notes to consolidated financial statements

AUTOLIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Quarter July – September		Nine months Jan. – Sept.
	2002	2001	2002	2001

Net income	$41.4	$(29.5)	$132.9	$21.4
Depreciation and amortization	62.3	92.1	180.4	236.6
Deferred taxes and other	13.7	(5.2)	11.9	(6.6)
Change in working capital	(3.0)	(23.6)	33.5	(129.9)
Net cash provided by operations	114.4	33.8	358.7	121.5

Capital expenditures, net	(49.3)	(61.4)	(145.1)	(180.2)
Acquisitions of businesses, net	1.4	-	(24.5)	(15.2)
Investment in intangibles	-	-	-	-
Cash Flow before financing	66.5	(27.6)	189.1	(73.9)
Increase (decrease) in short term debt	58.9	31.5	17.5	(183.9)
Issuance of long-term debt	2.4	-	2.4	265.3
Repayments and other changes in LT debt, net	(74.1)	6.2	(114.1)	11.5
Dividend payments	(10.8)	(10.8)	(32.3)	(32.3)
Shares issued and options exercised	0.6	-	0.8	-
Other, net	(8.6)	0.9	(7.7)	2.9
Effect of exchange rate changes on cash	(1.1)	2.2	9.7	(3.0)
Increase (decrease) in cash and equivalents	33.8	2.4	65.4	(13.4)
Cash and equivalents at beginning of period	115.8	66.4	84.2	82.2
Cash and equivalents at end of period	$149.6	$68.8	$149.6	$68.8

KEY RATIOS

	Quarter July – September			Nine months January – September
	2002	2001	2001	2002	2001	2001
			As			As
	Reported	Pro-Forma	Reported 1)	Reported	Pro-Forma	Reported 1)

Earnings per share 2)	$.42	$(.17)	$(.30)	$1.35	$.61	$.22
Equity per share	20.33		19.11	20.33		19.11
Dividend per share	$.11		$.11	$.33		$.33
Average no. of shares in millions 2)	98.2		98.0	98.2		98.0

Net debt to equity, %	45		58	45		58
Net debt to capitalization, %	31		37	31		37

Gross margin, % 3)	18.0		12.8	18.3		16.0
EBITDA-margin, % 4)	13.0		8.5	12.9		11.6
Operating/EBIT margin, % 5)	7.2	(0.2)	(1.6)	7.4	5.0	3.7

Return on equity, %	8.3	(3.5)	(6.2)	9.1	4.2	1.5
Return on capital employed, %	10.8	(0.1)	(1.8)	11.3	7.1	5.3

No. of shares at period-end in millions 6)	98.0		97.9	98.0		97.9
No. of employees at period-end	29,300		28,300	29,300		28,300
Headcount at period-end	33,600		32,200	33,600		32,200

1) In accordance with FAS 142 the company stopped recording amortization of goodwill effective January 1, 2002 (upon adoption). The results of operations for the three and nine months periods ended September 30, 2001 above include amortization of goodwill and unusual items as originally reported by the company. The amounts appearing in the pro-forma columns above reflect the Company's unaudited pro-forma results of operations for the same period assuming the goodwill non-amortization provisions of FAS 142 had been applied in 2001.
2) There is no difference between basic and dilutive per share amounts
3) Gross profit relative to sales
4) Income before interest, taxes, depreciation and amortization relative to sales
5) Operating income relative to sales
6) Net of treasury shares

See notes to consolidated financial statements

AUTOLIV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2002

1. Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature, except for the unusual items described in note 3 below. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Autoliv, Inc. annual report on Form 10-K for the year ended December 31, 2001.

2. Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)	September 30, 2002	December 31, 2001
Finished products and work in progress	$135.1	$127.9
Raw material	227.2	201.6
	$362.3	$329.5

3. Unusual Items

During October 2001, a restructuring package was introduced to improve profitability and offset the effects of the downturn in light of vehicle production. The costs and provisions for this package which are referred to in this report as "Unusual Items", were charged to the third quarter 2001 results. The Unusual Items also included provisions for contractual, warranty and liability issues totaling approximately $29 million. Of the total, approximately $7 million related to contractual, $10 million to warranty and $12 million to liability issues. The restructuring package mainly included restructuring costs and asset write-offs of the Seat Sub-System division, severance costs related to the U.S. and the Swedish textile operations and additional costs incurred for the partial integration of a former OEA plant into the main U.S. inflator operations.

The Unusual Items totaled $65 million. Of this amount, approximately $24 million related to non-cash write-offs of assets (including goodwill) and approximately $39 million to provisions that did not have any immediate effect on cash-flow. Through September 30, 2002, approximately $12 million in cash payments have been paid against the various accruals, leaving approximately $29 million to be incurred.

Of the $65 million charged to earnings, approximately $46 million was charged to cost of sales, consisting of approximately $18 million of fixed asset impairment and approximately $28 million of provisions for contractual, warranty and liability issues. Goodwill impairment of approximately $6 million was charged to Amortization of intangibles. Approximately $13 million, principally employee related restructuring, was charged to Other income/expense, net.

4. New Accounting Pronouncements

New accounting policies issued by the Financial Accounting Standards Board which have been implemented effective January 1, 2002 are the following: FAS-144 Accounting for the Impairment or Disposal of Long-lived Assets and FAS-142 Goodwill and Other Intangible Assets. FAS-144 did not have any material impact on the Company’s results of operations or financial position. However, the application of FAS-142 will result in a reduction of approximately $52 million of annual amortization of goodwill. FAS-142 abolishes the amortization of intangible assets for which the expected period of benefit may be indeterminate at the time of acquisition and introduces a process for evaluating whether the goodwill has been impaired. Autoliv has performed an impairment analysis and concluded that the value of its goodwill is not impaired. FAS-142 has not been applied to any reported periods prior to 2002. The Pro-Forma effects of FAS-142 on prior periods are presented on the face of the income statement.

In July 2002, FASB Statement No. 146 "Accounting for Costs Associated with Exit or Disposal activities" (FAS-146) was issued. FAS-146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring)." The principal difference between FAS-146 and EITF 94-3 relates to FAS-146´s requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS-146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of the commitment to an exit plan. FAS-146 states that a commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, FAS-146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. It also establishes that fair value is the objective for initial measurement of the liability. FAS-146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Autoliv does not expect the application of FAS-146 to have a material effect on earnings and financial position.

5. Comprehensive income

Comprehensive Income includes net income for the year and items charged directly to equity.

Comprehensive income	Quarter July – September			Nine months January – September
	2002	2001	2001	2002	2001	2001
	Reported	Pro-Forma1)	As Reported2)	Reported	Pro-Forma1)	As Reported2)

Net income	$41.4	$(16.6)	$(29.5)	$132.9	$60.1	$21.4

Fair value of derivatives	(8.1)		(17.0)	(26.1)		(11.0)
Translation of foreign operations	(11.1)		27.3	41.7		(17.4)
Other comprehensive income	(19.2)		10.3	15.6		(28.4)

Comprehensive income	$22.2	$(6.3)	$(19.2)	$148.5	$31.7	$(7.0)

1) Pro-Forma amounts show the effects of FAS-142 Goodwill and Other Intangible Assets, as if the non-amortization of goodwill provision had been applied in all periods presented.
2) Prior to adoption of FAS-142 effective January 1, 2002

6. Stock repurchase program

Autoliv, Inc. has from October 21, 2002 re-initiated its stock repurchase program under an existing authorization from May 2000, which authorized Management to buy back up to 10 million Autoliv shares. As of November 11, 2002 approximately 1.4 million shares have been repurchased since October 21, 2002 for cash of $27.3 million. In total Autoliv have repurchased approximately 5.9 million shares since May 2000 for cash of $130.3 million.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

Market overview

During the period July-September 2002, light vehicle production increased in the Triad (i.e. Europe, North America and Japan) by 5% compared to the same quarter last year.

In Western Europe, where Autoliv generates approximately half of its revenues, vehicle production is estimated to have declined by a little more than 1% due to weaker car sales and an unusually strong third quarter last year. Car sales have been unevenly distributed with strong demand for new car models and weak demand for many older car models. The new models include Ford’s new Fiesta, Mercedes new E-class and Nissan’s new Primera, all vehicles to which Autoliv delivers safety systems. The strong performance of BMW’s Mini, to which Autoliv is the exclusive safety system supplier, also continued. Another Autoliv customer showing strong sales is Peugeot/Citroën. In Europe, therefore, the customer mix was favorable to Autoliv.

In North America, which accounts for approximately one third of Autoliv’s revenues, light vehicle production rose by 12%, from an unusually low level in the corresponding quarter 2001 due to effects from the September 11 attacks. The outcome was better than the 9% increase forecasted in July by Autoliv. Light truck production rose by 15%, while production in the passenger car segment, to which Autoliv is more exposed, increased by 8%. In North America, therefore the vehicle mix was unfavorable to Autoliv.

In Japan, which accounts for a tenth of the Company’s sales, light vehicle production increased by close to 3%. This was somewhat better than expected mainly due to strong export sales.

In addition to global light vehicle production, Autoliv’s market is driven by the growing safety content per vehicle. The main current driver of this trend is the Inflatable Curtain for side-impact and rollover protection. The market for this head airbag is estimated by Autoliv to grow to approximately 25 million in annual unit sales by 2004, from less than 10 million last year. This strong trend benefits Autoliv, since Autoliv – as the inventor of the product – accounts for approximately 50% of the global market for the curtain airbags.

Sales for the Third Quarter

Autoliv’s consolidated net sales during the three-month period ended September 30, 2002, rose by 17% to $1,067 million compared to 13% forecasted in July for the third quarter. The better-than-expected outcome is almost entirely due to the fact that the rate in organic growth, at 7%, was twice as fast as expected. The weaker U.S. dollar and the acquisition in April of VRE (Visteon Restraint Electronics) contributed 6% and 4%, respectively, to reported sales. Autoliv’s robust organic growth is a result of higher market shares. This reflects Autoliv’s better position in head protection side-curtains and other growth areas of the market. Unit sales for the Inflatable Curtain rose by 43%. The higher market share is also a reflection of new business with customers in Japan and Korea.

Sales in Europe rose by 19%. Currency effects added 12% to the revenues, organic growth 5% and the VRE-acquisition 2%. Autoliv’s organic sales increase outperformed European car production, which is estimated to have declined by 1% during the same period. Sales performed particularly well in the U.K., Spain and Germany, primarily due to the new Ford Fiesta, the BMW Mini, the new Nissan Primera and the new Mercedes E-class.

Sales in North America grew by 9%. The acquisition of VRE added 7%, while the organic sales increase was 2%. The low organic growth in relation to the increase in North American light vehicle production is mainly due to three reasons. In addition to the unfavorable vehicle mix and the expiration of a few seat belt contracts, the organic growth has been affected by the introduction of a new less-expensive passenger airbag. In unit terms, however, sales of frontal airbags – i.e. the major products – rose by 19%, compared to the 12% increase in North American light vehicle production.

Sales in Japan continued to rise, as in the second quarter, by over 20% in a relatively flat market. The strong sales performance was led by the Inflatable Curtain (especially to Nissan models and Toyota’s Camry) and chest side-airbags (to e.g. Nissan models and Honda’s CRV). Driver airbag and passenger airbag sales also outperformed the underlying vehicle production.

Sales of airbag products (including. steering wheels) increased by 18% to $762 million. The VRE acquisition added 7% to sales, currency translation effects added 5% and organic growth 6%, compared to the 5% increase in the Triad’s light vehicle production. Passenger airbags and side-curtain airbags drove Autoliv’s organic sales. Volkswagen’s decision to make side-curtain airbags standard in the Golf has contributed to the sales of the Inflatable Curtain.

Sales of seat belt products (including. seat sub-systems) increased by 16% to $305 million. The organic increase was 9%, while currency effects added 7% to reported sales. Organic sales growth was twice as fast as the increase in light vehicle production. Sales were driven by new business in Korea and market share gains in Europe, mainly as a result of strong sales of pretensioners.

Earnings for the Third Quarter - On a Comparable Basis

Thanks to the strong sales performance and the restructuring program announced last year, Autoliv’s earnings improved at all levels of the income statement – even after adjusting for the effect of the new accounting principle (SFAS 142)which abolishes the requirement for annual amortization of goodwill. On a quarterly basis, the change means a reduction in Autoliv’s amortization by approximately $13 million. For comparability, the new accounting principle has been applied, in the discussions below, to both the reporting periods this year and the reference periods last year. For the same reason, the effect of the $65 million charge for Unusual Items is also disregarded. See notes to consolidated financial statements for details of unusual items.

During the third quarter 2002, reported gross profit increased by 19% to $193 million. Currency translation effects added 6% to gross profits. Gross margin improved to 18.0% from 17.9% during last year’s third quarter. For the third quarter of 2002, cost of sales includes approximately $14 million of special charges, principally associated with disputes with customers. These costs are substantially offset by insurance recoveries for prior years’ recall expenses. In addition, the positive effect of a minor reclassification of a few cost items compared to last year’s presentation has been offset by a similar dilutive effect from the VRE acquisition.

Operating income rose by 21% to $77 million. Excluding currency translation effects, the increase was 13%. Operating margin improved to 7.2% compared to 7% expected in July for the quarter and achieved during the third quarter last year. Profits improved in Japan as a result of booming sales, and recovered in North America from the 9/11 effect. In Europe, earnings performance varied from country to country.

Net interest expense stood almost unchanged at $13 million.

Income before taxes improved by 28% to $66 million. Better operating income added 17% to the pre-tax income, currency translation effects 9% and lower net financial expenses another 2%.

Net income amounted to $41 million and earnings per share to 42 cents, an increase of 37% and 35%, respectively. The average number of shares outstanding (assuming dilution) increased to 98.2 million for the quarter from 98.0 million in last year’s third quarter. The positive impact of currency exchange effects (including both translation and transaction effects) was approximately one cent.

The effective tax rate has been further reduced to 33% from 33.5% previously estimated for the year. Adjusting the year’s previous quarters to the new estimated tax rate has resulted in a one-time catch-up effect of less than one cent in earnings per share.

Earnings for the Third Quarter – Comparison on the Originally Reported Basis

Including the $13 million in goodwill amortization and the $65 million in Unusual Items reported in the corresponding quarter 2001, operating income increased by $91 million from a loss of $15 million to a profit of $77 million. The operating margin improved from a negative margin of 1.6% to a positive margin of 7.2%. Income before taxes improved by $93 million from a loss of $27 million to a profit of $66 million. Net income rose by $71 million from a loss of $30 million to an income of $41 million and earnings per share from a loss of 30 cents to an income of 42 cents per share.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

Market overview

During the nine-month period January-September 2002, light vehicle production increased in the Triad by 2% compared to the same period last year.

In Western Europe, vehicle production is estimated to have declined by about 4% due to weaker car sales. This is due principally to an unusually weak first quarter in 2002. However, the customer mix was favorable to Autoliv.

In North America, light vehicle production rose by nearly 7%, reflecting the unusually low level in the corresponding period in 2001 due to effects from the September 11 attacks. Light truck production rose by 11%, while production in the passenger car segment, to which Autoliv is more exposed, increased by around 3%. Therefore, the vehicle mix was unfavorable to Autoliv.

In Japan, which accounts for a tenth of the Company’s sales, light vehicle production increased by close to 2%.

Sales for January – September

For the nine-month period January through September, sales rose by 8% to $3,265 million. Acquisitions, net of divestitures, added 3% and currency effects 1%. Organic growth was 4% compared to the 2% increase in the Triad’s light vehicle production.

Reported sales of airbags rose by 9% to $2,320 million and of seat belts by 7% to $945 million. The organic growth rates were 4% and 5%, respectively.

Sales in Europe rose by 6%. Currency effects added 3% to sales revenues, organic growth approximately 2% and the April 1st VRE-acquisition 1%. Autoliv’s organic sales increase outperformed European car production, which is estimated to have declined by 4% during the same period. Autoliv has gained market share in Europe and is a supplier to a number of new vehicle models that are selling well.

Sales in North America grew by 8%. The acquisition of VRE added 5%, while the organic sales increase was 3%. Sales of Inflatable Curtain’s have been strong in the North American market.

Sales in Japan have risen strongly in a relatively flat market. Sales growth in the first quarter was nearly 10% and in both the second and third quarters exceeded 20%. The strong sales performance is in large part due to sales of the Inflatable Curtain and of chest side airbags.

Earnings for the Nine months – On a Comparable Basis

During the nine months ended September 30, 2002, reported gross profit increased by 12% to $597 million. Currency translation effects added 1% to gross profit. Gross margin improved to 18.3% from 17.6% during the nine-month period in 2001. The improvement is mainly a result of last year's restructuring program.

Net interest expense was approximately $37 million in 2002 compared to approximately $46 million in 2001, a reduction which is explained by lower average interest rates and lower average net debt.

Operating income improved by 12% to $242 million and the operating margin to 7.4% from 7.2% during the first nine months of 2001. Income before taxes rose by 22% to $210 million. The effective tax rate in 2002 was 33% compared to 34.1% in 2001. Net income and Earnings per share rose by 24% to $133 million and by 24% to $1.35, respectively. The improvement was mainly due to higher sales and the restructuring program. However, the lower net interest expense and the lower effective tax rate also contributed.

Earnings for the Nine months – Comparison on the Originally Reported Basis

On the originally reported basis (i.e. including, for 2001, approximately $39 million in goodwill amortization and Unusual Items of $65 million), operating income improved by $129 million, income before taxes increased by $142 million, net income by $112 million and earnings per share by $1.13.

HEADCOUNT

Total headcount (employees plus temporary hourly workers) increased by nearly 600 during the quarter and was entirely concentrated in low-labor-cost countries. The total increase was close to 1,800 during the nine months and approximately 350 came from the acquisition of VRE. The third quarter 2001 restructuring package noted above, called for a reduction of 519 employees. Of that number, 170 remain as employees at September 30, 2002.

PROSPECTS

The increase in light vehicle production was unusually strong in the third quarter as a result of the recovery from the 9/11 effect last year. As a consequence, the growth in vehicle production is expected to ease and amount to approximately 3% in both North America and Europe. Assuming that the mid-October exchange rates prevail, Autoliv's sales will also be favorably affected by approximately 5% during the fourth quarter. The acquisition of VRE is expected to add 4% to consolidated sales. Including the higher market share trend for Autoliv, these assumptions indicate for the fourth quarter that sales will grow at almost the same rate as in the third quarter and that the operating margin will remain at approximately the same level as in the third quarter.

OTHER RECENT EVENTS

Autoliv has introduced the world’s first anti-sliding bag, which prevents occupants from sliding under the seat belt. The bag also improves protection offered by the frontal airbag by keeping the occupant in a more up-right position, so the entire bag catches the occupant. In addition, the new bag offers better knee protection. The bag has been developed in cooperation with Renault, which is launching the anti-sliding bag in its new 2- and 3-door Mégane.

A plant for airbags and seat belts has been opened near Seoul in South Korea. The facility will provide much-needed capacity for Autoliv’s booming Korean business. Based on awarded contracts, sales are expected to increase from $40 million this year to $150 million in two years’ time. Half of that growth will be organic, and the other half will be existing production that will be moved to the new plant from Autoliv companies in other countries.

Autoliv has started its sixth company in China. The new company is focusing on production for vehicle manufacturers in Manchuria in Northern China. Autoliv owns 59% of the shares in the new company and Maw Hung Industrial Corporation in the city of Changchun the remaining 41%. At the beginning of next year, the new joint venture will acquire the existing assets and the seat belt business of Changchun Engley (formerly Harbin Engley). Later, the new company will also offer airbags and a range of sophisticated safety systems. Initial contracts are for seat belts for the Audi A6, the Volkswagen Jetta A2 and for local Chinese vehicle manufacturers.

Autoliv, Inc. has from October 21, 2002 re-initiated its stock repurchase program under an existing authorization from May 2000, which authorized Management to buy back up to 10 million Autoliv shares. As of November 11, 2002 approximately 1.4 million shares have been repurchased since October 21, 2002 for cash of $27.3 million. In total Autoliv have repurchased approximately 5.9 million shares since May 2000 for cash of $130.3 million.

LIQUIDITIY AND SOURCES OF CAPITAL

Due to higher earnings, cash flow from operations improved to $114 million from $34 million during the third quarter 2001. This was the fourth consecutive quarter with more than $100 million in positive cash flow before investments. During the nine months ended September 30, 2002 cash flow from operations was $359 million compared to $122 million in the 2001 period.

Depreciation of $57 million continued, for the third consecutive quarter, to be higher than net capital expenditures. These expenditures amounted in the third quarter to $49 million, a reduction by $12 million from the same quarter last year. Depreciation for the nine months was $166 million and net capital expenditures were $145 million. The reduction reflects a reduced requirement for geographical expansion and additional crash test facilities following past years’ investments. In addition, as a result of the move of more production to low-labor-cost countries, there is less need for expensive, automated manufacturing machinery.

In the third quarter, due to the lower capital expenditures and the strong operational cash flow, $67 million in cash was generated after investments. This is an improvement of $94 million over the third quarter of 2001. Since December 31, 2001, Autoliv has generated $189 million in cash after investments (including acquisitions).

Net debt and gross interest-bearing debt decreased during the quarter by $57 million to $896 million and by $23 million to $1,045 million, respectively, as of September 30. Since December 31, 2001, net debt has been decreased by $127 million.

The net debt to capitalization ratio declined by one percentage point during the quarter to 31%. It stood at 35 % at December 31, 2001. Working capital has been reduced by 9% since December 31, 2001 despite the acquisition of VRE and the continuing move of production to low-labor-cost countries, and the resulting higher inventories. During the third quarter, working capital was reduced to 9.4% in relation to sales, thereby achieving Autoliv’s target of less than 10% of sales.

Since December 31, 2001, equity has increased by $117 million. The effect of translating local currencies into U.S. dollars has increased equity by $42 million. Equity was reduced by the payment of the quarterly dividends of $32 million and the effect of U.S. accounting principle SFAS 133 relating to cash flow hedges had a negative effect of $26 million. The negative effect is mainly related to interest rate swaps affected by the decrease in medium term US dollar interest rates during 2002.

DIVIDEND

A dividend of 11 cents per share will be paid on December 5, 2002 to shareholders of record as of November 7. The ex-date, when the shares will trade without the right to the dividend, is November 5.

PART II - OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
N/A

(b) Reports on Form 8-K
The Company did not file any reports on form 8-K for the nine months ended September 30, 2002.

CERTIFICATIONS of CEO and CFO

I, Magnus Lindquist, certify that:

  I have reviewed this quarterly report on Form 10-Q of AUTOLIV, INC.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist

_________________
Magnus Lindquist
Vice President and Chief Financial Officer

I, Lars Westerberg, certify that:

  I have reviewed this quarterly report on Form 10-Q of AUTOLIV, INC.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

AUTOLIV, INC.
(Registrant)

By:/s/ Lars Westerberg

_________________
Lars Westerberg
President and CEO

Certification of CEO and CFO
Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report on Form 10-Q of Autoliv, Inc. (the "Company") filed with the Securities and Exchange Commission on the date hereof (the "Report"), Lars Westerberg, as Chief Executive Officer of the Company, and Magnus Lindquist, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Lars Westerberg

_________________
Name: Lars Westerberg
Title: President and CEO
Date: November 13, 2002

/s/ Magnus Lindquist

__________________
Name: Magnus Lindquist
Title: Vice President and Chief Financial Officer
Date: November 13, 2002

This certification accompanies the Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.