Form 10-K
period 2002-12-31
AUTOLIV INC
filed 2003-03-14
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: [X] No: [ ]

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing price on the New York Stock Exchange-Composite Transaction Listing on June 30, 2002: $ 2,467 million.

Number of shares of Common Stock outstanding as of March 12 2003: 94,859,453.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the fiscal year ended December 31, 2002 (the "Annual Report"), are incorporated by reference into Parts I, II and III.

2. Portions of definitive Proxy Statement dated March 7, 2003, for the annual stockholders meeting to be held April 29, 2003 (the "2003 Proxy Statement"), are incorporated by reference into Parts II and III.

3. Certain Exhibits of Registration Statement on Form S-4 (File #333-23813)(the "Registration Statement") are incorporated by reference into Part III.

PART I

Item 1. Business*

General
Autoliv, Inc. ("Autoliv"), a Delaware holding corporation with principal executive offices in Stockholm, Sweden, which owns two principal subsidiaries, Autoliv AB ("AAB" or "Autoliv AB") and Autoliv ASP, Inc.("ASP"). Autoliv's filings with United States Securities and Exchange Commission, which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, are available online at www.autoliv.com, Financial Info, SEC Filings. These reports are available at Autoliv's website soon after they are electronically filed with the SEC.

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

_________________________________________________________________________________
* This form 10-K contains statements which are not historical facts but forward-looking statements that involve risks and uncertainties that could cause the Company´s results to differ materially from what is projected, including the following: Higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending an future litigation and Governmental procedures changes in laws or regulations, including environmental; plant disruptions or shutdowns due to accidents, natural acts or Governmental action; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including currency exchange rate fluctuations and other factors. The Company undertakes no obligations to update publicity and forward-looking statements whether as a result of new information or future events.
_________________________________________________________________________________

Business
Autoliv is one of the world's leading suppliers of automotive occupant safety restraint systems with a broad range of product offerings including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seat belts, steering wheels, safety seats and other safety systems and products. Autoliv has production facilities in 30 countries and has as customers almost all of the world's largest car manufacturers.

Autoliv employs approximately 30,100 people and its head office is located in Stockholm, Sweden and employs about 40 people. Autoliv's total headcount, including temporary employees, is approximately 34,200. Autoliv's sales in 2002 were $4.4 billion, approximately 71% of which consisted of airbags and associated products and approximately 29% of which consisted of seat belts and associated products. Autoliv's major markets are in Europe and the United States.

Financial Information on Segments
Autoliv considers its products to be components of integrated car passenger protection systems, which fall within a single industry segment. The financial data relating to Autoliv's business in such segment over the last three fiscal years is contained in the Financial Statements of the Annual Report (pages 28-42 of the printed report) and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 18 of the Notes to Consolidated Financial Statements of the Annual Report and is incorporated herein by reference.

Financial Information on Geographic Areas
Financial information concerning Autoliv's geographic areas is included in the section entitled "Creating Sharholder Value" on page 7 and Note 18 on page 41 in the Notes to Consolidated Financial Statements of the Annual Report, and is incorporated herein by reference.

Products, Market and Competition
Information concerning products, markets and competition is included in the sections entitled "Creating Shareholder Value" and "Autoliv's Safety Systems" in the Annual Report and is incorporated herein by reference (pages 6 through 9 in the printed report).

Major Customers
Information concerning major customers is included in the section entitled "Creating Shareholder Value" and Note 18 in the Annual Report and is incorporated herein by reference (pages 7 and 41 in the printed report).

Research, Development and Engineering
Expenses incurred for research, development and engineering activities were $229.8 million, $200.8 million and $195.7 million for the years ended December 31, 2002, 2001 and 2000. Further information is included in the section entitled "Research, Development and Engineering" and "R, D & E Projects" of the Annual Report and is incorporated herein by reference (pages 10 through 13 in the printed report).

Manufacturing and Production
Including joint venture operations, Autoliv has approximately 80 wholly or partially owned production facilities located in 30 countries, consisting of both component factories and assembly factories. See "Item 2. Properties" for a description of Autoliv's principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seat belt and airbag assembly, seat subsystems, and steering wheels. The assembly factories source components from a number of parties, including Autoliv's own component factories, and assemble complete restraint systems for "just-in-time" delivery to customers. The products manufactured by Autoliv's wholly owned assembly factories in 2002 consisted of more than 65 million complete seat belt systems (over 35 million of which were fitted with pretensioners), and about 54 million airbag modules (including about 25 million side-impact airbags).

Autoliv's "just-in-time" delivery systems have been designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. "Just-in-time" deliveries require manufacturing in geographic areas close to the customers which allow for rapid delivery to customers. The fact that the major automobile manufacturers are continually expanding production activities into more countries and require the same or similar safety systems as produced in Europe, Japan or the US increases the importance to suppliers of having production capacity in several countries. Mergers and acquisitions among the customers also further this trend.

Automobile manufacturers are seeking competitive quotes from suppliers and demand significant price reductions over a product's life cycle. In line with its customers' purchasing strategies, Autoliv has implemented cost-saving programs which management believes will help reduce Autoliv's own material, production and administrative costs.

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

All wholly-owned Autoliv subsidiaries (except for recently acquired companies) with direct deliveries to car manufacturers are certified according to QS 9000 (as defined below). "QS 9000", is an automotive quality standard that incorporates the requirements of ISO 9000.

In addition, Autoliv during 2001 launched a plan to start certifying its subsidiaries to ISO/TS 16949, a new global quality management system for the automotive industry, which in time will replace QS 9000. So far 45% of the subsidiaries have been certified to this new quality standard. These subsidiaries account for, approximately, 75% of consolidated sales.

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

Joint Ventures
An important element of Autoliv's strategy has been to establish joint ventures to promote Autoliv's geographical expansion and technological development and to gain assistance in marketing Autoliv's full product line to local automobile manufacturers. In certain emerging markets it is required that local partners own a majority interest and, therefore, joint venture arrangements represent the only access to those markets. Autoliv is not currently involved in any joint ventures that have been formed for the purposes of technological development, but it is possible that strategic alliances combining Autoliv's technologies and expertise with that of others may expand the business opportunities in the future. Total sales of Autoliv's joint venture operations to outside customers aggregated approximately $ 306 million in 2002. These joint venture operations are accounted for according to the equity method.

Autoliv Joint Ventures at December 31, 2002

Country/ Ownership
______________________________________________________________________________________

China
30%	Changchun Hougguang-Autoliv Vehicle Safety Systems Co. Ltd., Changchun
50%	Nanjing Houngguan-Autoliv Safety Systems Co. Ltd., Nanjing
45%	Shanghai-VOA Webbing Belt Co. Ltd., Shanghai

France
49%	EAK SA Composants pour L'Industrie Automobile, Valentigney
49%	EAK SNC Composants pour L'Industrie Automobile, Valentigney

India
50%	Autoliv-IFB India Ltd., Bangalore

Japan
50%	Nihon Steering Industries Inc., Hiroshima
40%	NSK-Autoliv Co. Ltd., Fujisama*

Malaysia
49%	Autoliv-Hirotako Safety Sdn Bhd (parent and subsidiaries), Kuala Lumpur
45%	Furniweb-VOA Safety Webbing Sdn Bhd, Kuala Lumpur

Taiwan
59%	Mei-An Autoliv Co. Ltd., Taipei**

Thailand
40%	NSK Safety Technologies Co. Ltd., Bangkok*

*As of April 1, 2000, a 40% interest in NSK's Asian seat belt operations was acquired. The Company originally had an option to acquire the remaining 60% in two steps on April 1, 2002 and 2003. However, the Company agreed, during 2002, that it would exercise both options on April 1, 2003. The company currently accounts for its investment in the 40% interest of NSK's Asian seat belt operations under the equity method. These operations, which had sales to outside customers of approximately $138 million in 2002, will be consolidated when the Company exercises it options on April 1, 2003.
**Autoliv holds a 59 percent interest in the capital but does not consolidate because it controls only 50 percent of the voting power
______________________________________________________________________________________

Autoliv typically contributes its design and production knowledge to the joint venture, with the local partner providing sales support and manufacturing facilities. Some of these local partners manufacture and sell standardized seat belt systems, but will, through the joint venture with Autoliv, be able to upgrade their technology to meet specific customer demands and/or expand their product offerings. In addition to joint ventures established in emerging markets, Autoliv has also, in certain instances, established joint ventures in markets such as France, either to strengthen its sales position or to gain access to the market.

Global Operations
Autoliv's joint ventures and foreign subsidiaries may be subject to the usual risks inherent in global operations, including, but not limited to: risks with respect to currency exchange rates; economic and political destabilization; other disruption of markets; restrictive laws and actions of certain governments (such as restrictions on transfers of funds, export duties and quotas, foreign customs and tariffs, and unexpected changes in regulatory environments); difficulty in obtaining distribution and support; nationalization; and the laws and policies of the United States, the European Union, and the World Trade Organization affecting trade, investment and loans; and tax laws.

There can be no assurance that these factors will not have a material adverse impact on Autoliv's ability to increase or maintain its international sales or on its results of operations.

Patents and Proprietary Technology
Autoliv has developed a considerable amount of proprietary technology related to car occupant restraint systems and relies on a number of patents to protect such technology. Autoliv protects many of its innovations with patents, and vigorously protects and defends its patents, trademarks and know-how against infringement and unauthorized use. At present, Autoliv holds approximately 3,100 patents covering a large number of innovations and product ideas, mainly in the fields of seat belt and airbag technologies. In addition, Autoliv utilizes, and has access to, the patents of Autoliv's joint ventures and joint venture partners. These patents expire on various dates during the period 2003 to 2022. The expiration of any single patent is not expected to have a material adverse effect on Autoliv's financial position.

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

Substantial Reliance by Autoliv on Major Customers
A relatively small number of automobile manufacturers compose the existing customer base of Autoliv. Although business with any given customer is typically split into several contracts (usually one contract per vehicle model), the loss of all of the business of certain customers could have a material adverse effect on Autoliv. Combined sales to Autoliv's largest customer represented approximately 23% and the largest contract less than 4% of total fiscal 2002 sales. See Note 18 to the Notes to Consolidated Financial Statements on page 41 and the section entitled "Creating Shareholder Value" on page 7 of the Annual Report, which is incorporated herein by reference.

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

Product Recalls
The possibility of substantial product recalls could pose a significant commercial risk to Autoliv in the future. Autoliv carries product recall insurance with coverage limits that the Autoliv management believes are sufficient to cover potential product recalls. A substantial product recall that is not covered by insurance or results in liabilities in excess of any coverage limits could have a material adverse effect on the financial condition and operating results of Autoliv.

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

In May 2000, the final regulations (No. NHTSA 00-7013, Notice 1) were issued, requiring 35 % of all light vehicles sold in the United States between September 1, 2003 and August 31, 2004 to be in compliance with the new regulations. The following model year 65 % of all new vehicles shall be in compliance with the regulations and during the third model year 100%. Although NHTSA had approved the advanced airbag regulations in May 2000 with an amendment in 2001, NHTSA published a notice of proposed rulemaking (NPRM) in September 2002, in response to petitions for rulemaking, to reduce the percentage of vehicles that must comply with the advanced air bag requirements during the first year of the first stage, i.e., from September 1, 2003, through August 31, 2004, from 35 % to 20%. A recent final rule adopts that proposed change. The new regulations are expected to increase the unit price for frontal airbag system, and thereby increase the North American airbag market, but also have ripple effects on other markets.

Environmental
Since 1996, Autoliv has had an environmental plan, which is based on Autoliv's environmental policy. According to the plan, the Autoliv plants and units should become certified according to ISO 14001, an international standard for environmental management systems. So far, 48 facilities representing more than 90% of consolidated sales have been certified according to the standard, including all major plants in Europe and North America.

Autoliv has no pending environmental related issues to the best of Autoliv's management's knowledge. The Company does not incur (or expect to incur) any material costs (or capital expenditures for environmental control facilities) associated with compliance with Federal, State and local environmental requirements.

Employees
At December 31, 2002, Autoliv and its subsidiaries had approximately 30,100 employees. In addition, Autoliv had 4,100 temporary hourly workers.

Autoliv considers its labor relations to be good and has not experienced any major strike or other significant labor dispute for many years.

The majority of Autoliv's employees in its subsidiaries in Sweden are unionized. The principal unions to which Autoliv's Swedish employees belong are the Swedish Metal Workers Union, the Swedish Union of Clerical and Technical Employees in Industry, the Swedish Foremen and Supervisors' Association and the Swedish Association of Graduated Engineers. Important unions to which some of Autoliv's employees in subsidiaries in countries other than Sweden belong are IG Metall and Textil und Bekleidung in Germany, Amicus in the United Kingdom, the Metal Workers Union in Australia, the Union of Needletraders and Industrial and Textile Employees in the United States, Confederation Generale des Travaileurs in France and Federacion Minerometalurgica, Union General de Trabajadores and Comisiones Obereras in Spain.

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

The terms of the various agreements with unions typically range between 1-3 years.

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

Available information
The public may read and copy any materials Autoliv files with the Securities and Exchange Commission (the "SEC") at the SEC's Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Further information regarding filings with the Securities and Exchange Commission is included in the section entitled "Shareholder Information" of the Annual Report and is incorporated herein by reference (page 47 in the printed report).

Item 2. Properties

Autoliv's various businesses operate through a number of production facilities and offices. Autoliv believes its properties to be adequately maintained and suitable for their intended use and its production facilities to have a capacity adequate for its current and foreseeable needs. All of Autoliv's production facilities and offices are owned or leased by operating (either subsidiary or joint venture) companies.

AUTOLIV MANUFACTURING FACILITIES

Country Company	Location of production facility	Current primary activities

Argentina
Autoliv Argentina SA	Buenos Aires	Seat belts, airbags

Australia
Autoliv Australia Proprietary Ltd	Melbourne	Seat belts, airbags
VOA Webco Pty Ltd	Melbourne	Seat belt webbing

Belgium
Autoliv Belgium N.V.	Gent	Sequency plant and airbag assembly

Brazil
Autoliv do Brasil Ltda.	Taubaté	Seat belts, airbags, Steering wheels and webbing

Canada
VOA Canada, Inc	Collingwood	Seat belt webbing
Autoliv Canada, Inc	Tilbury	Airbag cushions
Autoliv Electronics Canada, Inc	Markham, Ontario	Airbag electronics

China
Autoliv Vehicle Safety Systems Co. Ltd	Shanghai	Airbags
Autoliv MawHung Vehicle Safety Systems Co. Ltd	Changchun	Seat belts
Changchun Hougguang-Autoliv Vehicle Safety System Co. Ltd	Changchun	Seat belts
Nanjing Houngguan-Autoliv Safety Systems Co. Ltd	Nanjing	Seat belts
Shanghai-VOA Webbing Belt Co Ltd	Shanghai	Seat belt webbing

Estonia
Norma AS	Tallinn	Seat belts

France
Autoliv France SNC	Gournay-en-Bray	Seat belts and airbags
Autoliv Automation	Gournay	Production machinery equipment
EAK Composants pour L'Industrie Automobile	Valentigney	Seat belts and airbags
Isodelta SA	Poitiers	Steering wheels and covers
Livbag	Brest	Airbag inflators
NCS Pyrotechnie et Technologies SA	Survillier	Initiators for airbag inflators
OEA France Pyroindustrie	Les Mureaux	Initiators for airbag inflators
Autoliv Electronics SAS	Rouen	Airbag electronics

Germany
Autoliv GmbH	Dachau	Airbags and pretensioners
Autoliv GmbH	Elmshorn	Seat belts
Autoliv GmbH	Dobeln	Seat belts
Autoliv GmbH	Braunschweig	Airbag module assembly
Stakupress GmbH	Norderstedt	Metal components for seat belts

Great Britain
Autoliv Ltd	Havant	Seat belts and airbags
Autoliv Spring Dynamics Ltd	Milton Keynes	Springs for belt retractors and height adjusters
Airbags International Ltd	Congleton	Airbag cushions
Spiroflex Ltd	Northampton	Springs for belt retractors and height adjusters

Hungary
Autoliv KFT	Sopron	Seat belts

India
Autoliv-IFB India Ltd	Bangalore	Seat belts

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seat belts

Japan
Autoliv Japan Ltd	Tsukuba	Airbags
Autoliv-Nichiyu Japan Co. Ltd	Taketoyo	Airbag inflators
Autoliv-Izumi Japan Ltd	Atsugi	Steering wheels
Nihon Steering Industries Inc	Hiroshima	Steering wheels
NSK-Autoliv Co. Ltd	Fujisama	Seat belts

Korea
Autoliv Mando Corporation	Kangwondo	Airbags

Malaysia
Autoliv-Hirotako Safety Sdn Bhd	Kuala Lumpur	Seat belts and airbags
Furniweb-VOA Safety Webbing Sdn Bhd	Kuala Lumpur	Seat belt webbings

Mexico
Autoliv de Mexico SA de CV	Toluca	Seat belts, airbags
Autoliv Safety Technologies de Mexico SA de CV	Tijuana	Seat belts
Autoliv Components Mexico, S. de RL. de CV.	El Marques	Airbag cushions and leather wrapping of steering wheels
Autoliv Spring Dynamics Mexico	Lerma	Springs for belt retractors and height adjusters
Autoliv Steering Wheels Mexico	El Marques	Steering wheels

Netherlands
Autoliv BV	Landgraaf	Seat belts and integrated child seats
Van Oerle Alberton BV	Boxtel	Seat belt webbing

Philippines
Autoliv QB Inc	Manila	Seat belts
Autoliv-Izumi Co	Cebu	Steering wheels

Poland
Autoliv Poland Sp z.o.o.	Olawa	Airbag cushions
	Jelcz-Laskowice	Seat belts

Romania
Autoliv Romania SA	Brasov	Seat belts

South Africa
Autoliv Southern Africa Pty Ltd	Gauteng	Seat belts

Spain
Autoliv-KLE SAU	Barcelona	Seat belts
Autoliv-BKI SA	Valencia	Seat belts and airbags

Sweden
Autoliv Sverige AB	Vargarda	Airbags, seat belts and integrated child seats
Autoflator AB	Vargarda	Cold inflators
Autoliv Mekan AB	Hassleholm	Components for car
	Vaxjo	seats
Autoliv Electronics AB	Motala	Airbag electronics and other electronic products

Taiwan
Mei-An Autoliv Co. Ltd	Taipei	Seat belts and airbags

Thailand
Autoliv Thailand Ltd	Bangkok	Seat belts, airbags and leather wrapping of steering wheels
NSK Safety Technologies Co. Ltd	Bangkok	Seat belts

Tunisia
Autoliv Tunisia	Zriba	Seat belts
Autoliv Steering wheels Tunisia	El Fahs and Ennadour	Leather wrapping of steering wheels

Turkey
Autoliv Cankor	Istanbul	Seat belts, airbags and steering wheels
Autoliv Spring Dynamics Turkey	Istanbul	Springs for belt retractors and height adjusters

USA
Autoliv ASP, Inc.	Brigham City, Utah	Inflators and seat belts
	Madisonville, Kentucky	Seat belts
	Ogden, Utah	Airbag modules
	Ogden, Utah	Service parts
	Ogden, Utah	Airbag cushions
	Ogden, Utah	Inflators
	Promontory, Utah	Gas generators
	Colombia City, Indianapolis	Steering wheels
OEA, Inc.	Denver, Colorado	Inflators
	Tremonton, Utah	Airbag initiators

TECHNICAL CENTERS AND CRASH LABORATORIES

Location	Function
______________________________________________________________________________________________

Sweden
Autoliv Research, Vargarda	Research center
Autoliv Safety Center, Vargarda	Technical center for full-scale tests, roll-overs, etc.

Germany
Autoliv Germany, Dachau	Technical center with full-scale test laboratory
Autoliv Germany, Hamburg	Full-scale test laboratory

France
Autoliv France, Gournay-en-Bray	Technical center with full-scale test laboratory

Great Britan
Autoliv UK, Havant	Technical center with full-scale test laboratory

USA
Autoliv North America, Michigan	Technical center with full-scale test laboratory
Autoliv Inflator, Utah	Pyrotechnic Research

Australia
Autoliv Australia, Melbourne	Full-scale test laboratory

Spain
Autoliv Spain, Barcelona	Full-scale test laboratory

Japan
Autoliv Japan, Tsukuba	Sled testing, technical center
Autoliv NSK, Kanagawa (JV)	Technical center with full-scale test laboratory

Item 3. Legal Proceedings.

From time to time, Autoliv has been named as defendant in product liability and other lawsuits. Such lawsuits historically have not had an adverse impact on the financial condition of Autoliv. However, although Autoliv carries product liability insurance to the extent reasonably available against insurable risks, future damages awarded in product liability lawsuits could exceed the limits of available insurance coverage, and Autoliv might be held liable for punitive damages which are not capable of estimation. In addition, from time to time, the customers of Autoliv request their suppliers to participate in the defense of product liability litigation or to contribute to claim settlements. A substantial product liability or other award that is not covered by insurance or results in liabilities in excess of any coverage limits could have a material adverse effect on the financial condition and operating results of Autoliv.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Autoliv during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information concerning the market for Autoliv's common stock including the relevant trading market, and approximate number of shareholders is included in the section entitled "Shareholder Information" of the Annual Report and is incorporated herein by reference (pages 46 and 47 in the printed report). The table below contains recent share prices and dividends.

		SHARE PRICE AND DIVIDENDS

		New York (US$)			Stockholm (SEK)			Declared Dividend
Period		High	Low	Close	High	Low	Close	US$	SEK
_____________________________________________________________
Q1	2000	31.81	23.50	30.00	272	204	239	0.11	0.94
Q2	2000	29.13	23.75	24.06	262	211	216	0.11	1.00
Q3	2000	26.13	19.44	19.50	235	189	190	0.11	1.04
Q4	2000	23.00	14.50	15.94	229	143	148	0.11	1.11
Q1	2001	19.42	14.10	15.64	185	138	159	0.11	1.09
Q2	2001	20.65	14.50	17.28	213	151	187	0.11	1.16
Q3	2001	21.63	13.25	15.74	228	145	163	0.11	1.14
Q4	2001	20.31	14.75	20.31	214	158	210	0.11	1.17
Q1	2002	25.90	19.25	24.24	268	197	249	0.11	1.15
Q2	2002	25.25	21.30	25.20	252	192	224	0.11	1.07
Q3	2002	25.40	19.80	21.08	234	182	195	0.11	1.02
Q4	2002	22.55	16.75	20.93	210	155	179	0.11	1.00

Autoliv has only Equity Compensation Plans approved by stockholders. Information about Equity Compensation Plans is included in the 2003 Proxy Statement on Page 12.

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2002 is included in the Annual Report and is incorporated herein by reference (page 43 in the printed report).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2002 is included in the Annual Report and is incorporated herein by reference (pages 19 through 27 in the printed annual report).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Quantitative and Qualitative Disclosures about Market Risk are included in the Annual Report and are incorporated herein by reference (pages 26 and 27 in the Printed report).

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2002 and 2001 and the Consolidated Statements of Income and Cash Flows and Statements of Shareholder's Equity for each of the three years in the period ended December 31, 2002, the Notes to Consolidated Financial Statements, and the Report of Independent Auditors are included in the Annual Report and are incorporated herein by reference (pages 28 through 42 in the printed annual report).

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For the fiscal year 2003 the Audit Committee has initiated a change in the lead auditor of Ernst & Young AB, from Mr. Torbjörn Hanson to Mr. Olof Cederberg. Mr. Hanson has been the lead auditor of Autoliv since 1997. The change is not prompted by any disagreement with Mr. Hanson on accounting and financial disclosure of Autoliv.

Other than the change in the lead auditor from Ernst & Young AB described above, there are no changes and there are no disagreements with the independent auditors regarding accounting or financial disclosure matters.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors:
Information concerning the directors and nominees for reelection of directors of Autoliv is included on pages 3-5 in the 2003 Proxy Statement and is incorporated herein by reference.

Executive Officers of the registrant:

LARS WESTERBERG, age 54, President and Chief Executive Officer of Autoliv, Inc. from February 1, 1999, and director of Autoliv since February, 1999. From 1994 until he assumed his positions with Autoliv, Mr. Westerberg was President and Chief Executive Officer of Granges AB, a Swedish-based aluminum and plastics company listed on the Stockholm Stock Exchange. From 1991 and until 1994 he held the same positions at the publicly-traded welding company Esab AB. He started his employment at Esab in 1984 and held several executive positions, including President of Esab's North American subsidiary. Mr. Westerberg is the Chairman of Ahlsell AB, a Swedish heating, water and sanitation company and a director of Plastal AB, a Swedish supplier of automotive plastic components. Mr. Westerberg holds a Master of Science degree in Electrical Engineering from the Royal Institute of Technology (KTH) in Stockholm and a M.B.A. from the University of Stockholm.

LEIF BERNTSSON, age 47, Vice President Quality, appointed May 1, 1997. Mr. Berntsson has been Vice President Quality of Autoliv AB since 1988 and also Vice President Purchasing of Autoliv AB from 1992 until July 1, 1999. Mr. Berntsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

YNGVE HÅLAND, age 57, Vice President Research, appointed May 1, 1997. Dr. Håland has been Vice President Research of Autoliv AB since 1994. Prior to that he was Group Manager Research for Autoliv AB from 1989. Dr. Håland is an Associate Professor and holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg, from which he also holds a doctorate's degree.

HALVAR JONZON, age 52, Vice President Purchasing, assumed his position on January 1, 2002. Mr. Jonzon has held various positions since 1974 in Electrolux, the Swedish white goods company, including General Manager of Electrolux International (1983-86), Senior Vice President, Purchasing for the White Goods Division (1986-91), Senior Vice President and General Manager for Nordic Markets (1991-96) and for the European Logistics Division (1996-99), as well as Senior Vice President and Chief of Staff of Electrolux Home Products Europe S.A. in Brussels (1999-02). He holds an MBA from Stockholm School of Economics and an Executive Education Diploma from Columbia Business School, N.Y.

MAGNUS LINDQUIST, age 40, Vice President and Chief Financial Officer, appointed March 8, 2001. Before joining Autoliv on July 1, 2001, Mr. Lindquist was Executive Vice president of Perstorp AB, a Swedish-based chemistry and materials technology corporation, with responsibility from 1996 of Finance, Business Development and Strategy, and from 1999 also for Treasury and IT. He has also held various positions in the finance departments of the Swedish companies Stora (pulp and paper), Skanska (constructions), Swedish Match (consumer goods) and the SEB Bank.

BENOIT MARSAUD, age 50, Vice President Manufacturing, appointed February 4,1998. Mr. Marsaud has been Vice President Manufacturing of Autoliv AB since 1992 and in addition was appointed President of Autoliv France in May 1997. He holds a Master of Science Degree from Ecole Nationale Superieure Des Arts et Metiers in Paris.

MATS ÖDMAN, age 52, Director of Corporate Communications, appointed May 1, 1997. Mr. Ödman has been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Ödman had the same position in Fermenta AB and Gambro AB. Prior to that Mr. Ödman was Investor Relations Manager of Pharmacia AB.

JAN OLSSON, age 48, Vice President Engineering, appointed October 1, 1997. Mr. Olsson was Manager of Engineering of Autoliv Sverige AB from 1989 until August 1994 when he became President of the same company, a position he held until he was appointed to his current position. Mr. Olsson holds a Master of Science Degree from the Chalmers Institute of Technology in Gothenburg.

HANS-GÖRAN PATRING, age 53, Vice President Human Resources, appointed on April 26, 2001. Prior to assuming his current position on January 1, 2002, he was Deputy Vice President, Human Resources from September 3, 2001, and from 1999 Group Vice President of Human Resources of the Global Automation Division at ABB in Zurich, Switzerland. Previously, he was Vice President of Human Resources for ABB's Global Robotics Business based in the UK for three years.

LARS SUNDBERG, age 53, Director and Chief Information Officer, appointed April 1, 2001. Prior to assuming his current position, Mr. Sundberg had his own IT-consulting firm for one year. Between 1998 and 2000 he was Deputy Senior Vice President IT at Stora Enso, a Nordic pulp and paper company, and from 1995 Vice President IT of Stora, a Swedish pulp and paper company. Mr. Sundberg holds an MBA from the University of Umeå, Sweden.

JÖRGEN I. SVENSSON, age 41, Vice President Legal Affairs, General Counsel and Secretary, appointed May 1, 1997. Mr. Svensson has been Legal Counsel of Autoliv AB since 1989, General Counsel since 1991, and Vice President Legal Affairs and General Counsel since 1994. Mr. Svensson holds a degree of Master of Law from the University of Lund, Sweden.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
The members of the Board of Directors, the executive officers of the Company and persons who hold more than ten percent of the Common Stock are subject to the reporting requirements of Section 16 (A) of the Exchange Act, which require them to file reports with respect to their ownership of the Company's securities on Form 3 and transactions in the Company's securities on Form 4 or 5. Based solely on its review of the copies of such forms received by it and written representations from the Company's executive officers and directors, for the fiscal year ended December 31, 2002, the Section 16 (a) filing requirements were complied with by all incumbent executive officers, directors and director nominees during the year.

Item 11. Executive Compensation

Information concerning executive compensation for the year ended December 31, 2002 is included on pages 8-13 of the 2003 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning beneficial ownership of Autoliv's common stock is included on page 7 of the 2003 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

(a)

Within 90 days prior to filing this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. The evaluation was conducted to determine whether the company's disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management. Based on that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

(b)

Since our evaluation, we have made no significant changes in the design or operation or our internal controls. Likewise, we have not taken corrective actions or made changes to other factors that could significantly affect the design or operation of these controls.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (a) Documents Filed as Part of this Report

(1)

Financial Statements

The following consolidated financial statements are included on pages 28 through 42 and Selected Financial Data on page 43 of the Annual Report and are incorporated herein by reference:

(i) Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000 (page 28); (ii) Consolidated Balance Sheets - as of December 31, 2002 and 2001 (page 29); (iii) Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000 (page 30); (iv) Consolidated Statements of Shareholders' Equity - as of December 31, 2002, 2001 and 2000 (page 31); (v) Notes to Consolidated Financial Statements (pages 32-41); (vi) Report of Independent Auditors (page 42)

(2)

Financial Statement Schedules

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, they are not required, or the information required is included in the financial statements or notes thereto.

(3)	Index to Exhibits

Exhibit No.	Description
3.1

Autoliv's Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-23813, filing date June 13, 1997) (the "Registration Statement").

3.2	Autoliv's Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Registration Statement.

4.1

Rights Agreement dated as of December 4, 1997 between Autoliv and First Chicago Trust Company of New York incorporated herein by reference to Exhibit 3 to Autoliv's Registration Statement on Form 8-A (File No. 1-12933, filing date December 4, 1997).

10.1

Facilities Agreement, dated November 13, 2000, among Autoliv, Inc. and the lenders named therein, as amended by amendment dated November 5, 2001, as further amended by amendment dated December 12, 2001, and as further amended by amendment dated June 6, 2002, is incorporated herein by reference to Exhibit 10.1 on Form 10-K (File No. 1-12933, filing date July 2, 2002)

10.2	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv's Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997)

10.3	Amendment No. 1 to Autoliv, Inc. Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002)

10.4	Form of Employment Agreement between Autoliv, Inc. and its executive officers, is incorporated herein by reference to Exhibit 10.4 on Form 10-K (File No. 1-12933, filing date July 2, 2002)

10.5

Form of Supplementary Agreement to the Employment Agreement between Autoliv and certain of its executive officers, is incorporated herein by reference to Exhibit 10.5 on Form 10-K (File No. 1-12933, filing date July 2, 2002)

10.6	Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Lars Westerberg, is incorporated herein by reference to Exhibit 10.6 on Form 10-K (File No. 1-12933, filing date July 2, 2002)

10.7	Form of Severance Agreement between Autoliv and its executive officers, is incorporated herein by reference to Exhibit 10.7 on Form 10-K (File No. 1-12933, filing date July 2, 2002)

10.8	Pension Agreement, dated November 26, 1999, between Autoliv AB and Lars Westerberg, is incorporated herein by reference to Exhibit 10.8 on Form 10-K (File No. 1-12933, filing date July 2, 2002)

10.9*	Form of Amendment to Employment Agreement - notice.

10.10*	Form of Amendment to Employment Agreement - pension.

10.11*	Form of Agreement - additional pension.

11

Information concerning the calculation of Autoliv 's earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

13	Autoliv's Annual Report to Shareholders for the fiscal year ended December 31, 2002.

21*	Autoliv's List of Subsidiaries.

22	No matters were submitted to Autoliv's stockholders during the fourth quarter of 2002.

23*	Consent of Ernst & Young AB.

99*	Certification of the Chief Executive Officer and Chief Financial Officer of Autoliv, Inc.

________________________
* Filed herewith.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12 day of March, 2003.

AUTOLIV, INC.
(Registrant)
By /s/ Magnus Lindquist

Magnus Lindquist
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 12 day of March, 2003.

Title	Name

Chairman of the Board of Directors	/s/ S. Jay Stewart S. Jay Stewart

Chief Executive Officer and Director (Principal Executive Officer)	/s/ Lars Westerberg Lars Westerberg

Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ Magnus Lindquist Magnus Lindquist

Director	/s/ Per-Olof Aronson Per-Olof Aronson

Director	/s/ Dionisio Garza Medina Dionisio Garza Medina

Director	/s/ Wilhelm Kull Wilhelm Kull

Director	/s/ Walter Kunerth Walter Kunerth

Director	/s/ James M. Ringler James M. Ringler

Director	/s/ Tetsuo Sekiya Tetsuo Sekiya

Director	/s/ Roger W. Stone Roger W. Stone

Director	/s/ Per Welin Per Welin

CERTIFICATIONS of CEO and CFO I, Magnus Lindquist, certify that:

1.	I have reviewed this annual report on Form 10-K of AUTOLIV, INC.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date").
c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or other persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March, 12 2003 AUTOLIV, INC. (Registrant) By: /s/ Magnus Lindquist ________________ Magnus Lindquist Vice President and Chief Financial Officer

I, Lars Westerberg, certify that:

1.	I have reviewed this annual report on Form 10-K of AUTOLIV, INC.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date").
c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or other persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March, 12 2003 AUTOLIV, INC. (Registrant) By: /s/ Lars Westerberg ________________ Lars Westerberg President and Chief Executive Officer

EXHIBIT 21

LIST OF SUBSIDIARIES OF THE COMPANY

Argentina
Autoliv Argentina SA

Australia
Autoliv Australia Proprietary Ltd
Van Oerle Webco Pty Ltd

Belgium
Autoliv Belgium N.V.

Brazil
Autoliv do Brasil Ltda.

Canada
Autoliv Canada, Inc
Autoliv Electronics Canada, Inc
VOA Canada, Inc

China
Autoliv (Shanghai) Vehicle Safety Systems Co. Ltd (60%)
Autoliv (Changchun) Maw Hung Vehicle Safety System Co. Ltd (59%)

Estonia
Norma AS (51%)

France
Societe Franco Suedoise d 'Investissement SA
Autoliv France SNC
Autoliv IsoDelta SA
Livbag SA (83%)
Livbag SNC (83%)
NCS Pyrotechnie et Technologies SA (83%)
Autoliv Electronics SAS
OEA Europe Sarl

Germany
Autoliv GmbH
Autoliv Sicherheitstechnik GmbH
Autoliv Stakupress GmbH
Autoliv Autosicherheitstechnik GmbH

Hungary
Autoliv KFT

Indonesia
P.T. Autoliv Indonesia

Italy
Autoliv Italia spa

Japan
Autoliv Kabushiki Kaisha
Autoliv Japan Ltd
Autoliv Nichiyu Co. Ltd. (60%)
Autoliv Izumi Japan Ltd.

Korea
Autoliv Mando Corporation (65%)

Mexico
Autoliv Components Mexico, S. de R.L. de C.V.
Autoliv Servicios S. de R.L. de C.V.
Autoliv Safety Technology de Mexico S.A. de C.V.
Autoliv Steering Wheels Mexico S. de R.L. de C.V.
Autoliv Steering Wheels Services S. de R.L. de C.V.
Autoliv Resortes Dinamicos S.A. de C.V.
Servicios Administrativos Autoliv S.A. de C.V.
Autoliv de Mexico SA de CV

The Netherlands
Autoliv Holding BV
Autoliv BV
Autoliv ASP BV
Autoliv Overseas BV
Marling BV
Van Oerle Alberton Holding BV
Van Oerle Alberton BV

New Zealand
Autoliv New Zealand Ltd.

Philippines
Autoliv Philippines Izumi Co
Autoliv QB Inc (91%)

Poland
Autoliv Poland Sp. z.o.o.

Romania
Autoliv Romania SA

South Africa
Autoliv Southern Africa Pty Ltd

Spain
Autoliv KLE, S.A.U.
Autoliv BKI SA

Sweden
Autoliv AB
Autoliv Sverige AB
Autoliv East Europe AB
Autoliv Electronics AB
Svensk Airbag AB
Autoliv Hammarverken AB
Autoliv Mekan AB
Autoflator AB

Thailand
Autoliv Thailand Ltd

Tunisia
Autoliv Tunisia Zriba
AWS1 El Fahs
AWS2 Nadour
AWS3 Nadour

Turkey
Autoliv Cankor Otomotiv Emniyet
Autoliv Springdynamics Turkey

United Kingdom
Autoliv UK Holding Ltd
Autoliv Ltd
Autoliv Holding Ltd
Airbags International Ltd
Autoliv Spring Dynamics Ltd
Spiroflex Ltd.

USA
Autoliv ASP, Inc. (Indiana)
OEA, Inc. (Delaware)
Autoliv Safety Technology, Inc (Delaware)
Autoliv Holding, Inc. (Delaware)

All subsidiaries are wholly-owned unless otherwise indicated.

The names of certain subsidiaries, which considered in the aggregate would not constitute a "significant subsidiary" as such term is defined in the regulations under the federal securities laws, have been omitted from the foregoing list.

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Autoliv Inc. of our report dated January 21, 2003, included in the 2002 Annual Report to the Shareholders of Autoliv Inc. We also consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-26299 and No. 333-26303) pertaining to the Autoliv, Inc. 1997 Stock Incentive Plan and Autoliv ASP Employee Investment Plan of Autoliv Inc., respectively, of our report dated January 21, 2003, with respect to the consolidated financial statements of Autoliv Inc. incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 2002.

/s/ Ernst & Young AB
Torbjörn Hanson

Stockholm, Sweden
March 12, 2003

EXHIBIT 99

Certification of CEO and CFO
Pursuant to
18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report on Form 10-K of Autoliv, Inc. (the "Company") for the period ending December 31, 2002, filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lars Westerberg, as Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Lars Westerberg

_________________
Name: Lars Westerberg
Title: President and Chief Executive Officer
Date: March 12, 2003

In connection with the annual report on Form 10-K of Autoliv, Inc. (the "Company") for the period ending December 31, 2002, filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Magnus Lindquist, as Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Magnus Lindquist

__________________
Name: Magnus Lindquist
Title: Vice President and Chief Financial Officer
Date: March 12, 2003

This certification accompanies the Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.