Form 10-Q
period 2003-03-31
AUTOLIV INC
filed 2003-05-14
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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
Yes: [x]  No: [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 94.7 million shares of Common Stock of Autoliv, Inc., par value $ 1.00 per share, outstanding as of May 12, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter January - March
	2003	2002

Net sales
- Airbag products	$880.3	$726.0
- Seat belt products	365.4	303.0
Total net sales	1,245.7	1,029.0

Cost of sales	(1,016.9)	(840.0)
Gross profit	228.8	189.0

Selling, general & administrative expense	(62.8)	(50.6)
Research, development & engineering expenses	(73.6)	(59.3)
Amortization of intangibles	(5.3)	(4.6)
Other income (expense), net	2.6	(2.8)
Operating income	89.7	71.7

Equity in earnings of affiliates	1.4	1.1
Interest income	1.0	1.4
Interest expense	(12.1)	(12.9)
Other financial items	(0.2)	0.7
Income before income taxes	79.8	62.0

Income taxes	(26.3)	(21.1)
Minority interests in subsidiaries	(2.0)	(1.9)
Net income	$51.5	$39.0

Earnings per share (basic and diluted)	$.54	$.40

See Notes to Unaudited Consolidated Financial Statements

AUTOLIV, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Dollars in millions)
	March 31	December 31
	2003	2002

Assets
Cash & cash equivalents	$133.4	$101.5
Receivables	1,086.9	1,008.6
Inventories	376.0	381.5
Other current assets	81.4	62.2
Total current assets	1,677.7	1,553.8

Property, plant & equipment, net	925.7	916.9
Goodwill assets, net	1,499.5	1,498.2
Intangible assets, net	191.4	192.1
Other assets	134.0	133.8
Total assets	$4,428.3	$4,294.8

Liabilities and shareholders' equity
Short-term debt	$107.6	$122.9
Accounts payable	612.2	619.3
Other current liabilities	523.2	447.6
Total current liabilities	1,243.0	1,189.8

Long-term debt	905.5	842.7
Pension liability	46.5	42.8
Other non-current liabilities	131.5	131.7
Minority interest in subsidiaries	33.3	41.1
Total Shareholders' equity	2,068.5	2,046.7
Total liabilities and shareholders' equity	$4,428.3	$4,294.8

See Notes to Unaudited Consolidated Financial Statements

AUTOLIV, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)
	Quarter January - March
	2003	2002

Net income	$51.5	$39.0
Depreciation and amortization	66.9	57.0
Deferred taxes and other	6.7	(6.0)
Change in working capital	(17.4)	22.7
Net cash provided by operating activities	107.7	112.7

Capital expenditures, net	(60.3)	(45.3)
Acquisitions of businesses, net	(13.7)	1.0

Cash Flow before financing	33.7	68.4

Increase (decrease) in short-term debt	(16.1)	(30.4)
Issuance of long-term debt	63.0	-
Repayments and other changes in LT debt, net	(5.5)	(32.2)
Increase (decrease) in minority interest	(1.2)	-
Dividends paid	(12.5)	(10.8)
Shares repurchased	(33.7)	-
Stock options exercised	0.1	-
Other, net	2.9	2.7
Effect of exchange rate changes on cash	1.2	2.0
Increase (decrease) in cash and cash equivalents	31.9	(0.3)
Cash and cash equivalents at beginning of period	101.5	84.2
Cash and cash equivalents at end of period	$133.4	$83.9

See Notes to Unaudited Consolidated Financial Statements

AUTOLIV, INC. KEY RATIOS (UNAUDITED)
	Quarter January - March
	2003	2002

Earnings per share 1)	$.54	$.40
Equity per share	21.84	19.35
Working Capital, $ in millions	409	423
Capital employed, $ in millions	2,948	2,863
Net debt, $ in millions	880	963
Net debt to equity, %	43	51
Net debt to capitalization, % 2)	30	33

Gross margin, % 3)	18.4	18.4
Operating margin, % 4)	7.2	7.0

Return on equity, %	10.0	8.3
Return on capital employed, %	12.4	10.1

Average no. of shares in millions 1)	96.1	98.2
No. of shares at period-end in millions5)	94.7	98.0
No. of employees at period-end	30,400	28,200
Headcount at period-end	34,200	31,900
Days receivables outstanding 6)	81	84
Days inventory outstanding 7)	29	29

1)Assuming dilution
2)Net debt in relation to net debt and equity
3)Gross profit relative to sales
4)Operating income relative to sales
5)Net of treasury shares
6)Outstanding receivables at average exchange rates relative to average daily sales
7)Outstanding inventory at average exchange rates relative to average daily sales

See Notes to Unaudited Consolidated Financial Statements

AUTOLIV, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMENTS March 31, 2003
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

The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Statements in this report that are not historical fact are forward- looking statements, which involve risks and uncertainties that could affect the actual results of Autoliv Inc. ("Autoliv" or the "Company"). A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv's reports filed with the Securities and Exchange Commission.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Autoliv, Inc. annual report on Form 10-K for the year ended December 31, 2002.

The filings with the SEC of Autoliv's annual report, annual reports on the form 10-K, quarterly reports on the form 10-Q, proxy statements, managements certifications, current reports on the form 8-K and other documents can also be obtained free of charge from Autoliv at the Company's address. These documents are also available at the SEC's web site at www.sec.gov and at www.autoliv.com.

2. Inventories
Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)	March 31, 2003	Dec. 31, 2002
Finished products
and work in progress	$202.9	$212.1
Raw material	173.1	169.4
	$376.0	$381.5

3. Restructuring
During October 2001, a restructuring package was introduced to improve profitability and offset the effects of the downturn in light vehicle production. The costs and provisions for this package, totaling $65 million, were charged to the third quarter 2001 results. The package also included provisions for contractual, warranty and liability issues related to ongoing litigation.

The restructuring package mainly included restructuring costs and asset write-offs of the Seat Sub-System division, severance costs related to the U.S. and the Swedish textile operations and additional costs incurred for the partial integration of a former OEA plant into the main U.S. inflator operations.

In 2002, restructuring provisions of $9 million were made for severance costs associated with plant consolidation in the U.S. These severance provisions were charged against Other income and expense in the income statement in the fourth quarter of 2002.

The employee related restructuring activities are expected to be completed before the end of 2003.

The number of employees that were expected to be terminated as part of the restructuring activities when the provisions were made in the third quarter 2001 were 521. At December 31, 2001, 104 employees were terminated or had left voluntarily and 417 employees remained to be terminated. During 2002, an additional 265 employees were terminated or left voluntarily. As part of the restructuring activities in North America in 2002, for which provisions were made in the fourth quarter of 2002, an additional 888 employees were expected to be terminated. Therefore, at December 31, 2002, 1,040 employees remained to be terminated as part of the restructuring activities covered by the reserves. During the first quarter of 2003, 187 employees were terminated or left voluntarily, and 853 employees remain to be terminated as of March 31, 2003.

The table below summarizes the changes in the restructuring reserve during the first quarter of 2003.

	Dec. 31,	Cash	Change in	Translation	March 31,
Balance sheet position	2002	payments	reserve	difference	2003

Restructuring-Employee Related	$12.5	$(2.2)	$0.3	-	$10.6
Contractual losses	0.3		(0.3)	-	-
Liability	18.4		0.5	-	18.9

Total reserve	$31.2	$(2.2)	$0.5	-	$29.5

4. Comprehensive income
Comprehensive Income includes net income for the year and items charged directly to equity.

Comprehensive income		Quarter
	January-March
	2003	2002

Net income	$51.5	$39.0

Faie value of derivates	2.7	0.8
Translation of foreign operations	13.8	(4.0)
Other comprehensive income	16.5	(3.2)

Comprehensive income	$68.0	$35.8

5. Stock repurchase program
Autoliv, Inc. has from October 21, 2002 re-activated its stock repurchase program under an existing authorization from May 2000, which authorized Management to buy back up to 10 million Autoliv shares. As of May 12, 2003, approximately 1.7 million shares have been repurchased since December 31, 2002 for cash of $33.7 million. During 2002, approximately 1.6 million shares were repurchased for cash of $30.4 million. In total, Autoliv have repurchased approximately 7.8 million shares since May 2000 for cash of $167.1 million.

6. Stock Incentive Plan
Had Compensation cost for all of the Company's stock-based compensation awards been determined based on the fair value of such awards at the grant date, consistent with the methods of FAS-123 Accounting for Stock-Based Compensation, the Company's total and per share net income would have been as follows:
		Quarter
	January-March
	2003	2002

Net income as reported	$51.5	$39.0

Add: Compensation under fair value method
incl. in Net Income, net of tax	0.3	0.2

Deduct: Compensation under fair value method
for all awards, net of tax	(0.8)	(1.2)

Net income pro-forma	$51.0	$38.0
Earnings per share:
As reported	$0.54	$0.40
Pro-forma	$0.53	$0.39

7. New Accounting Pronouncements
In August 2001, the FASB issued FAS-143 "Asset Retirement Obligations" regarding the non-temporary removal of long-lived assets from service whether by sale, abandonment, recycling or other method of disposal. FAS-143 became effective for fiscal years beginning after June 15, 2002, which for the Company was January 1, 2003. The adoption of FAS-143 had no material impact on the Company's results of operations or financial position.

In July 2002, FAS-146 "Accounting for Costs Associated with Exit or Disposal activities" was issued. It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between FAS-146 and EITF 94-3 relates to FAS-146's requirements that a liability for a cost associated with an exit or disposal activity should be recognized when the liability is incurred. The statement is effective for exit or disposal activities initiated after December 31, 2002. The application of FAS-146 has had no material effect on earnings or financial position.

In December 2002, the FASB issued FAS-148 "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123" ("FAS-148"). This Statement amends FAS-123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS-123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change its accounting for stock-based compensation from APB-25 (intrinsic value method) to FAS-123 (fair-value method) and accordingly the application of FAS-148 will have no effect on earnings or financial position.

In November 2002, the FASB issued FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others". The Interpretation's initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of the Interpretation's initial application should not be revised or restated to reflect the Interpretation's provisions. The application of FIN-45 has had no material effect on earnings or financial position.

In January 2003, the FASB issued an Interpretation, FIN 46 "Consolidation of Variable Interest Entities (VIE)", discussing the consolidation of variable interest entities (formerly the consolidation of SPEs). The Interpretation's provisions are effective immediately for enterprises with variable interests in VIEs created after January 31, 2003. The date the Interpretation's provisions are to be applied to public entities with variable interests in a VIE created before February 1, 2003 is the beginning of the first interim or annual reporting period after June 15, 2003 which for the Company is July 1, 2003. Based on information currently available the application of FIN-46 is expected by Management to have no material effect on earnings or financial position.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002
Market Overview
During the three-month period January through March 2003, light vehicle production increased by approximately 1% in the Triad (i.e. Western Europe, North America and Japan) compared to the year-ago quarter.

In Europe, where Autoliv generates more than half of its revenues, vehicle production is estimated to have stood unchanged despite two more working days due to the Easter holiday effect in March last year. During the quarter, Ford has ramped up production for the new Fiesta, Renault for the new Mégane, Mercedes for the new E-class Station Wagon and Volvo for the XC-90, all vehicles to which Autoliv is a major supplier. At the same time, however, production of some older vehicle models has been scaled back earlier than expected. Capacity utilization has, as a result, been uneven in Autoliv's plants.

In North America, which accounts for one third of Autoliv's revenues, light vehicle production increased by less than 3%. The increase was concentrated in the light truck segment which increased by 10%, while the passenger car segment to which Autoliv's seat belt sales are more exposed declined by 6%. GM increased production by 7% and the Asian and European transplants' production was up 5%, while Ford's production was flat and Daimler-Chrysler reduced production by 4%.

In Japan, which accounts for a tenth of consolidated sales, light vehicle production increased by 1%.

In addition to vehicle production, the automotive safety market is driven by the rollout of new safety products, such as the Inflatable Curtain from Autoliv. The penetration rate for such head airbags for side-impact protection is increasing rapidly in Europe, where the rate already exceeds 35% of current car models in production. In Japan, this protection system is currently installed in 10% of the new vehicles and the penetration rate is accelerating. In the U.S., the installation rate is still less than 10% of current car models in production. The U.S. Insurance Institute of Highway Safety (IIHS) has started a new side impact testing program, which could make U.S. vehicle consumers more aware of the benefits of this new safety system as the results from these tests are published. Spokesmen for the National Highway Traffic Safety Administration (NHTSA) have also said that the Agency is considering changes to its testing programs to promote better occupant protection in side impacts and rollovers.

Sales
Consolidated net sales during the three-month period which ended March 31, 2003, rose by 21% to $1,246 million compared to the corresponding period in 2002. Currency translation effects boosted sales by 12%, while last year's acquisition of VRE (Visteon Restraint Electronics) increased sales by 4%. Consequently, organic sales growth (sales excluding currency effects and changes in the consolidated structure) was 5%, compared with the increase in light vehicle production in the Triad of approximately 1%.

Autoliv's organic sales were primarily driven by strong performance in Asia, and strong demand for head side-curtains mainly in Europe and Asia, as well as by higher market shares for seat belts in Europe and Asia. Autoliv's unit sales for the Inflatable Curtain rose by more than 35% and the average delivery price for this product continued to rise.

Sales by Region
Sales from Autoliv's European companies rose by 30%. Currency effects added 21% to these revenues and the VRE-acquisition 3%. The organic sales increase of 6% was due to higher market share for seat belts and safety electronics as well as to the rollout of head-curtain airbags.

Sales from Autoliv's North American companies were flat. The acquisition of VRE added 7% to these revenues, but organic sales decreased at the same rate. Seat belt revenues were negatively affected by the unfavorable vehicle mix and by the on-going contract changeovers discussed in previous quarterly reports. In addition, inflator sales declined primarily as an effect of phasing out some high-price, low-margin inflators that were part of the OEA acquisition.

Sales from Autoliv companies in Japan rose by over 40% and by 30% excluding currency effects, compared to the 1% increase in the Japanese vehicle production. The strong performance was due to the Inflatable Curtain with particularly strong ramp up of deliveries to Lexus' LX470 and RX300/330; Nissan's Skyline, FX45 and Terrano; and Toyota's Corolla, Hilux and Land Cruiser. Transfer of business, mainly from North America, also contributed to the sales increase.

Sales from Autoliv companies in the Rest of the World almost doubled mainly due to new business in Korea and strong demand for frontal airbags.

Sales by Product
Sales of airbag products (incl. steering wheels) increased by 21% to $880 million. Excluding an 11% effect from currencies and a 6% effect from the VRE-acquisition, the organic increase was 4% which compares favorably with the 1% increase in light vehicle production. The increase in organic sales was due to the Inflatable Curtain and higher volumes generated by a new more cost-efficient passenger airbag. The increase was also due to higher sales of electronics and steering wheels.

Sales of seat belt products (incl. seat sub-systems) rose by 21% to $365 million including currency effects of 15%. The organic growth of 6% was mainly the result of higher market shares in Europe and new business in Korea.

Earnings
Due to the strong sales performance, earnings improved on all levels in the income statement.

Gross profit increased by 21% to $229 million and gross margin was maintained at 18.4% despite pricing pressure from customers and the consolidation of VRE. These negative effects were offset by lower cost of sales, primarily due to reductions in freight and component costs.

Operating income rose by 25% to $90 million and operating margin improved to 7.2% from 7.0%. Less than half of the income increase was due to currency translation effects. Research, development and engineering expenses rose to 5.9% of sales, which mainly reflects the strong order-intake during last year. The R,D&E ratio was also affected by stronger currencies in Europe, where Autoliv has most of its R,D&E activities.

Net interest expense was reduced by $0.4 million to $11.1 million as a result of lower average net debt. A favorable effect of $1.2 million from lower interest rates was offset by a negative currency effect of the same amount.

Income before income taxes improved by 29% to $80 million, mainly as a result of the strong sales performance.

The effective tax rate was reduced from 34% to 33%, i.e. to the same level as for the full year of 2002.

Net income rose by 32% to $52 million and earnings per share by 35% to 54 cents. The stock-repurchase program has reduced the average number of shares outstanding (assuming dilution) to 96.1 million during this year's first quarter from 98.2 million during last year's first quarter. The net impact of the repurchase program and of the lower tax rate was 1 cent each on earnings per share. Currency exchange effects (including both translation and transaction effects) also added 1 cent to earnings per share.

Headcount
The total headcount (employees plus temporary hourly workers) stood almost unchanged at 34,200.

The headcount in low-labor-cost countries increased by 50, but this increase was offset by a similar headcount reduction in high-labor-cost countries. Currently, Autoliv has approximately 30% of its headcount in low-labor-cost countries compared to less than 10% four years ago.

Prospects
In North America, light vehicle production is expected to drop by approximately 10% during the second quarter and - as indicated in the previous report - by 2-4% during the full year. In Europe, light vehicle production is expected to decline for the full year at approximately the same rate as in North America. In the second quarter, European light vehicle production is expected to be flat compared to the same period in 2002.

Two factors are expected to impact Autoliv's sales favorably in comparison with the second quarter 2002. The consolidation of NSK's Asian seat belt operations is expected to add 3% to revenues and currency effects are expected to add another 10% during the second quarter, assuming that the current exchange rates prevail. The consolidation of the NSK operations will, however, have only a marginal income effect. Based on these assumptions, consolidated sales are expected to increase by close to 10% during the second quarter.

The production cutbacks among the North American vehicle producers will result in many Autoliv production lines being underutilized during the second quarter and hence exert a drag on margins. However, Autoliv expects to be able to improve the operating margin achieved during the first quarter and reach almost the same margin as during the corresponding quarter 2002.

OHTER RECENT EVENTS

Launches during 1st Quarter
Some important new Autoliv programs during the past months have been:
  Audi's new A3: Frontal seat belts with pretensioners and Inflatable Curtains
  Chrysler's new Pacifica: Smart frontal airbag with steering wheel, Inflatable Curtains, driver knee airbag, and seat belts including pretensioners to the front-seat belts with degressive load limiters
  Ford's new Streetka: Frontal airbags, head & thorax side airbags and seat belts with pretensioners
  Lancia's new Ypsilon: Smart driver airbag and electronics
  Mitsubishi's new Chariot Grandis: Driver airbag with steering wheel and Inflatable Curtains
  Opel's new Meriva: Seat belts with pretensioners.
  Peugeot's new 307 CC: Smart frontal airbags, Head & thorax side bags, seat belts and rollover sensor
  Pontiac's new Grand Prix: Smart frontal airbags with steering wheel and seat belts with pretensioners
  Renault's new Scenic: Smart frontal airbags with steering wheel, side airbags, Inflatable Curtains, seat belts with pretensioners (incl. dual pretensioners for the driver) and electronics
  Rovers' 25/45/75: Airbag electronics
  Toyota's Corolla: Inflatable Curtain

Other Significant Events
  As of April 1, 2003, Autoliv exercised its options from NSK and acquired the remaining 60% of the shares in the second largest Japanese seat belt company. The operations have close to $150 million in annual sales and 1,200 employees, mainly in Thailand and Japan. The consolidation of NSK's Asian seat belt operations is expected to have only a marginal income effect.
  In March 2003, Autoliv exercised its option and acquired the remaining 17% of the shares in Livbag, Europe's leading producer of inflators and initiators for automotive safety systems. Last year, Livbag and its initiator subsidiary NCS had over €350 million in sales, mainly to Autoliv, and a headcount of 2,100. Livbag and NCS have approximately a fifth of the global market for airbag inflators, a quarter of the global initiator market and 50% of the global market for microgas generators used in seat belt pretensioners.
  Autoliv's Ogden Airbag Module Facility and Airbag Inflator Facility in Utah, have been awarded the Shingo Prize, which - according to Business Week - is "the Nobel Prize of manufacturing".
  During the quarter, Autoliv repurchased close to 1.7 million shares for $34 million. The total number of repurchased shares amounts to close to 7.8 million.

LIQUIDITIY AND SOURCES OF CAPITAL

For the sixth quarter in a row, operations generated a strong cash flow. The positive cash flow during the quarter this year was primarily due to higher sales and earnings.

Before investments, the positive cash flow was $108 million, despite the fact that working capital increased during the quarter. In relation to sales, however, working capital stood almost unchanged and amounted to approximately 9% both at the beginning and the end of the quarter. This is in line with Autoliv's target that working capital should not exceed 10% of last 12-month sales.

After investments, operations generated $34 million compared to $68 million in the year-ago quarter. Investments in property, plant and equipment rose by $15 million to $60 million. Acquisition of businesses also rose by $15 million compared to the same quarter 2002. Despite the increase in capital expenditures, depreciation was in line with these investments.

The largest capital expenditures were additional airbag assembly capacity in the U.S., inflator capacity in Europe and North America, and more manufacturing capacity for electronics.

Due to the strong sales in March, the accounts receivable increased during the quarter to 81 days of average daily sales from 78 days at the beginning of the quarter. Compared to the end of March 2002, the receivables declined by 3 days of average daily sales. Inventories decreased during the quarter from 31 days of average daily sales to 29 days, the same level as a year ago.

During the quarter, Autoliv has continued to return funds to shareholders by repurchasing shares for $34 million in addition to raising the quarterly dividend to $13 million. Autoliv's financial position has also been affected by the acquisition of the remaining shares in Livbag for $14 million. Despite these payments and the higher capital expenditures, the net debt to capitalization stood almost unchanged at 30% at the end of the quarter compared to 29% at the beginning.

Autoliv has signed an agreement with a group of 16 banks for an $850 million revolving credit facility. It replaces the existing revolving credit facility of $804 million and extends the maturity of the Company's debt. Compared to the existing $804 million facility, the new loan has a more favorable covenant structure. The loan is made up of a $570 million facility which has a maturity of five years with extension options for two additional years. The other part is a $280 million facility which has a 364-day maturity, which can be renewed up to four times. The loan facilities have a margin of 0.45% p.a. over LIBOR, given the present BBB+ rating from Standard and Poor's.

Net debt increased by $16 million to $880 million and gross interest-bearing debt by $47 million to $1,013 million at the end of the quarter.

Equity increased during the quarter by $22 million despite the repurchase of shares and the payment of the quarterly dividend. Equity was favorably impacted by $14 million from currency effects due to the weaker U.S. dollar and by $3 million from changes in the market value of cash-flow hedges.
DIVIDEND A dividend of 13 cents per share will be paid on June 5, 2003 to Shareholders of record as of May 6. The exdate, when the shares will trade without the right to the dividend, is May 2.

ITEM 4 CONTROLS AND PROCEDURES
  Within 90 days prior to filing this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1034. The evaluation was conducted to determine whether the company's disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management. Based on that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

  Since our evaluation, we have made no significant changes in the design or operation of our internal controls. Likewise, we have not taken corrective actions or made changes to other factors that could significantly affect the design or operation of these controls.

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description
11

Information concerning the calculation of Autoliv's earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

(b)	Reports on Form 8-K
The Company filed a report on form 8-K (filing date 2003-04-02) with a Facilities Agreement of US$ 850,000,000. The Company furthermore filed a report on form 8-K (filing date 2003-04-24) with a press release announcing its financial results for the first quarter of 2003 and its pressconference the same day.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist
________________
Magnus Lindquist
Vice President
Chief Financial Officer

CERTIFICATIONS of CEO and CFO

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

Date: May 14, 2003

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

Date: May 14, 2003

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist
________________
Magnus Lindquist
Vice President and Chief Financial Officer

Certification of CEO and CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report on Form 10-Q of Autoliv, Inc. (the "Company") for the period ending March 31, 2003, filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lars Westerberg, as Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in this report.

By: /s/ Lars Westerberg
________________
Name: Lars Westerberg
Title: President and Chief Executive Officer
Date: May 14, 2003

In connection with the quarterly report on Form 10-Q of Autoliv, Inc. (the "Company") for the period ending March 31, 2003, filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Magnus Linquist, as Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in this report.

By: /s/ Magnus Lindquist
________________
Name: Magnus Lindquist
Title: Vice President and Chief Financial Officer
Date: May 14, 2003

This certification accompanies the Report pursuant to § 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of §18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.