Form 10-Q
period 2003-06-30
AUTOLIV INC
filed 2003-07-24
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended June 30, 2003

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
Yes: [x]  No: [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 or the Exchange Act).
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 94.4 million shares of Common Stock of Autoliv, Inc., par value $ 1.00 per share, outstanding as of July, 24 2003.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter April - June		First 6 months
	2003	2002	2003	2002

Net sales
- Airbag products	$928.4	$832.4	$1,808.7	$1,558.4
- Seat belt products	438.1	336.7	803.5	639.7
Total net sales	1,366.5	1,169.1	2,612.2	2,198.1

Cost of sales	(1,101.9)	(954.0)	(2,118.8)	(1,794.0)
Gross profit	264.6	215.1	493.4	404.1

Selling, general & administrative expenses	(68.1)	(56.2)	(130.9)	(106.8)
Research, development & engineering expenses	(80.5)	(59.3)	(154.1)	(118.6)
Amortization of intangibles	(5.2)	(5.1)	(10.5)	(9.7)
Other income (expense), net	0.6	(1.0)	3.2	(3.8)
Operating income	111.4	93.5	201.1	165.2

Equity in earnings of affiliates	4.4	1.1	5.8	2.2
Interest income	1.0	1.7	2.0	3.1
Interest expense	(12.5)	(14.0)	(24.6)	(26.9)
Other financial items	3.5	-	3.3	0.7
Income before income taxes	107.8	82.3	187.6	144.3

Income taxes	(34.7)	(27.2)	(61.0)	(48.3)
Minority interests in subsidiaries	(1.9)	(2.6)	(3.9)	(4.5)
Net income	$71.2	$52.5	$122.7	$91.5

Earnings per share (basic and diluted)	$.75	$.53	$1.28	$.93

See notes to Unaudited Consolidated Financial Statements

AUTOLIV, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Dollars in millions)
	June 30	December 31
	2003	2002

Assets
Cash & cash equivalents	$129.8	$101.5
Receivables	1,162.6	1,008.6
Inventories	430.0	381.5
Other current assets	84.3	62.2
Total current assets	1,806.7	1,553.8

Property, plant & equipment, net	995.3	916.9
Goodwill assets, net	1,520.6	1,498.2
Intangible assets, net	186.8	192.1
Investments and other non-current assets	139.4	133.8
Total assets	$4,648.8	$4,294.8

Liabilities and shareholders' equity
Short-term debt	$108.9	$122.9
Accounts payable	677.6	619.3
Other current liabilities	531.3	447.6
Total current liabilities	1,317.8	1,189.8

Long-term debt	923.6	842.7
Pension liability	55.2	42.8
Other non-current liabilities	133.9	131.7
Minority interest in subsidiaries	36.4	41.1
Shareholders' equity	2,181.9	2,046.7
Total liabilities and shareholders' equity	$4,648.8	$4,294.8
See Notes to Unaudited Consolidated Financial Statements

AUTOLIV, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)
	Quarter April - June		First 6 months
	2003	2002	2003	2002

Net income	$71.2	$52.5	$122.7	$91.5
Depreciation and amortization	69.4	61.1	136.3	118.1
Deferred taxes and other	(6.5)	4.2	0.2	(1.8)
Change in operating assets and liabilities	(15.8)	13.8	(33.2)	36.5
Net cash provided by operating activities	118.3	131.6	226.0	244.3

Capital expenditures, net	(57.9)	(50.5)	(118.2)	(95.8)
Acquisitions of businesses, net	(14.1)	(26.9)	(27.8)	(25.9)
Net cash before financing	46.3	54.2	80.0	122.6

Increase (decrease) in short-term debt	(38.4)	(17.2)	(54.5)	(47.6)
Issuance of LT debt	41.8	0.0	104.8	0.0
Repayments & other changes in LT debt	(38.5)	(1.6)	(44.0)	(33.8)
Dividends paid	(12.3)	(10.7)	(24.8)	(21.5)
Shares repurchased	(9.3)	-	(43.0)	-
Stock options exercised	0.9	0.2	1.0	0.2
Other, net	(0.4)	(1.8)	1.3	0.9
Effect of exchange rate changes on cash	6.3	8.8	7.5	10.8
Increase (decrease) in cash and cash equivalents	(3.6)	31.9	28.3	31.6
Cash and cash equivalents at beginning of period	133.4	83.9	101.5	84.2
Cash and cash equivalents at end of period	$129.8	$115.8	$129.8	$115.8
See Notes to Unaudited Consolidated Financial Statements

AUTOLIV, INC. KEY RATIOS (UNAUDITED)
	Quarter April - June		First 6 months
	2003	2002	2003	2002

Earnings per share 1)	$.75	$.53	$1.28	$.93
Equity per share	23.11	20.21	23.11	20.21
Working Capital, $ in millions	468	418	468	418
Capital employed, $ in millions	3,085	2,933	3,085	2,933
Net debt, $ in millions	903	953	903	953
Net debt to equity ratio, %	41	48	41	48
Net debt to capitalization, % 2)	29	32	29	32

Gross margin, % 3)	19.4	18.4	18.9	18.4
Operating margin, % 4)	8.2	8.0	7.7	7.5

Return on shareholders´ equity, %	13.4	10.8	11.7	9.5
Return on capital employed, %	15.4	13.1	13.9	11.6

Average no. of shares in millions 1)	95.0	98.3	95.5	98.2
No. of shares at period-end in millions5)	94.4	98.0	94.4	98.0
No. of employees at period-end	31,400	28,500	31,400	28,500
Headcount at period-end	36,200	33,000	36,200	33,000
Days receivables outstanding 6)	77	78	80	83
Days inventory outstanding 7)	29	26	31	28

1) Assuming dilution
2) Net debt in relation to net debt and equity
3) Gross profit relative to sales
4) Operating income relative to sales
5) Net of treasury shares
6) Outstanding receivables at average exchange rates relative to average daily sales
7) Outstanding inventory at average exchange rates relative to average daily sales
See Notes to Unaudited Consolidated Financial Statements

AUTOLIV, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMENTS June 30, 2003

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

Statements in this report that are not of historical fact are forward-looking statements, which involve risks and uncertainties that could affect the actual results of Autoliv Inc. ("Autoliv" or the "Company"). A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv's reports filed with the Securities and Exchange Commission.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Autoliv, Inc. annual report on Form 10-K for the year ended December 31, 2002.

The filings with the SEC of Autoliv's annual report, annual reports on the Form 10-K, quarterly reports on the Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents can also be obtained free of charge from Autoliv at the Company's address. These documents are also available at the SEC's web site at www.sec.gov and at www.autoliv.com.

2. Inventories
Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)	June 30, 2003	Dec. 31, 2002

Finished products and work in progress	$245.3	$212.1
Raw material	184.7	169.4
	$430.0	$381.5

3. New Currency risk policy
Autoliv's net transaction exposure amounted to about $ 513 million in 2002 and the Company's policy has been to hedge forecasted foreign currency cash flows up to 75%-100% in the coming six months and 50%-75% in the period seven to twelve months out. As from June 2003 the Autoliv board adopted a new currency risk policy with the effect of stopping any new hedging of future forecasted non-functional currency cash flows. Existing hedges will remain until their expiration dates. The new policy is not expected to have a material impact on either the Company's results or financial position.

4. Restructuring
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

The number of employees that were expected to be terminated as part of the restructuring activities when the provisions were made in the third quarter 2001 were 521. At December 31, 2001, 104 employees were terminated or had left voluntarily and 417 employees remained to be terminated. During 2002, an additional 265 employees were terminated or left voluntarily. As part of the restructuring activities in North America in 2002, for which provisions were made in the fourth quarter of 2002, an additional 888 employees were expected to be terminated. Therefore, at December 31, 2002, 1,040 employees remained to be terminated as part of the restructuring activities covered by the reserves. During the first quarter of 2003, 187 employees were terminated or left voluntarily, and 853 employees remain to be terminated as of March 31, 2003. During the second quarter of 2003, 374 employees were terminated or left voluntarily, and 479 remain to be terminated as of June 30, 2003.

The table below summarizes the changes in the restructuring reserve during the first and the second quarters of 2003.

	Dec. 31	Cash	Change in	Translation	March 31
Balance sheet position	2002	payments	reserve	difference	2003

Restructuring-Employee related	$12.5	$(2.2)	$0.3	-	$10.6
Contractural losses	0.3		(0.3)	-	-
Liability	18.4		0.5	-	18.9
Total reserve	$31.2	$(2.2)	$0.5	-	$29.5

	March 31,	Cash	Change in	Translation	June 30,
Balance sheet position	2003	payments	reserve	difference	2003

Restructuring-Employee related	$10.6	$(2.1)	$(0.2)	-	$8.3
Liability	18.9			0.2	19.1
Total reserve	$29.5	$(2.1)	$(0.2)	$0.2	$27.4

5. Comprehensive income Comprehensive income includes net income for the year and items charged directly to equity.
Comprehensive income	Quarter April - June		First 6 months
	2003	2002	2003	2002

Net income	$71.2	$52.5	$122.7	$91.5

Fair Value of derivates	6.4	(18.8)	9.1	(18.0)
Translation of foreign operations	56.4	56.8	70.2	52.8
Other comprehensive income	62.8	38.0	79.3	34.8

Comprehensive income	$134.0	$90.5	$202.0	$126.3

6. Stock repurchase program
Autoliv, Inc. has from October 21, 2002 reactivated its stock-repurchase program under an existing authorization from May 2000, which authorized Management to buy back up to 10 million Autoliv shares. The Board of Directors has approved an expansion of the Company's stock repurchase program and authorized the repurchase of an additional 10 million shares in Autoliv Inc. The decision was taken on April 29, 2003.

As of July 24, 2003, approximately 2.1 million shares have been repurchased since December 31, 2002 for cash of $43.0 million. During 2002, approximately 1.6 million shares were repurchased for cash of $30.4 million. In total, Autoliv has repurchased approximately 8.1 million shares since May 2000 for cash of $176.5 million.

7. Stock incentive plan
Had compensation cost for all of the Company's stock-based compensation awards been determined based on the fair value of such awards at the grant date, consistent with the methods of FAS-123 Accounting for Stock-Based Compensation, the Company's total and per share net income would have been as follows:

	Quarter April - June		First 6 months
	2003	2002	2003	2002

Net income as reported	$71.2	$52.5	$122.7	$91.5
Add:Compensation under fair value
method inlcuded in Net income, net of tax	0.4	0.2	0.7	0.4
Deduct:Compensation under fair value
fair value method for all awards,
net of tax	(0.9)	(1.3)	(1.7)	(2.5)
Net income pro-forma	$70.7	$51.4	$121.7	$89.4

Earnings per share:
As reported	$0.75	$0.53	$1.28	$0.93
Pro-forma	$0.74	$0.52	$1.27	$0.91

8. New Accounting Pronouncements
In August 2001, the FASB issued FAS-143 "Asset Retirement Obligations" regarding the non-temporary removal of long-lived assets from service whether by sale, abandonment, recycling or other method of disposal. FAS-143 became effective for fiscal years beginning after June 15, 2002, which for the Company was January 1, 2003. The adoption of FAS-143 had no material impact on Autoliv's results of operations or financial position.

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

In December 2002, the FASB issued FAS-148 "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123" ("FAS-148"). This Statement amends FAS-123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS-123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change its accounting for stock- based compensation from APB-25 (intrinsic value method) to FAS-123 (fair-value method) and accordingly the application of FAS-148 will have no effect on earnings or financial position.

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

In April 2003, FASB Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149) was issued. FAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, FAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of FAS 149 should be applied prospectively. Autoliv does not expect the application of FAS 149 to have a material effect on it's earnings and financial position.

In May 2003, FASB Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150) was issued. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Autoliv does not expect the application of FAS 150 to have a material effect on it's earnings and financial position.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

Market overview
During the three-month period April through June 2003, light vehicle production dropped by approximately 6% in the Triad (i.e. Western Europe, North America and Japan) compared to the same quarter last year.

In Europe, where Autoliv generates more than half of its revenues, light vehicle production declined by almost 5%. In April, production was expected to be unchanged during the quarter, with significant production cutbacks in the third quarter partly due to an unusual number of launches of new car models. It now turns out that the changeover to new models has started earlier than expected. During the second quarter, Renault introduced its new Scénic and ramped up production for its new Mégane, two vehicles to which Autoliv is the exclusive safety system supplier. At the same time, BMW has launched its new 5-series, to which Autoliv is the leading safety system supplier. BMW has also increased its production for the Mini and Volvo for its XC90, two other vehicles to which Autoliv is the exclusive safety systems supplier. This favorable sales mix was one of the reasons why Autoliv was able to offset the unexpected decline in European light vehicle production.

In North America, which accounts for one third of Autoliv's revenues, light vehicle production dropped by 9%, which was only marginally less than assumed at the beginning of the quarter. The Big 3 (i.e. GM, Ford and Chrysler), to which Autoliv is still more exposed, cut back production by 12%, while the Asian and European transplants increased their production by 2%. Chrysler reduced production by 10%, GM by 12% and Ford by 14%. Production fell by 16% for passenger cars but by only 4% for light trucks.

In Japan, which accounts for a tenth of consolidated sales, light vehicle production decreased by 2% due to a weak domestic market.

In addition to vehicle production, the automotive safety market is driven by new regulations and the rollout of new safety systems, such as curtain airbags which are estimated to reduce head injuries in side impacts by more than 50%. On June 26, the Commerce Committee of the U.S. Senate introduced draft legislation that would require the National Highway Traffic Safety Administration to establish new regulations to reduce the risk of occupant ejection from motor vehicles. The draft legislation states that "the reduction of such ejections shall be based on the combined ejection-mitigation capabilities of safety technologies, including advanced side glazing, side curtains, and side impact air bags." It is proposed that the new regulation should become effective "no later than December 31, 2008" for all new vehicles weighing up to 5 tons.

Sales
Consolidated net sales during the three-month period which ended June 30, 2003, rose by 17% to $1,367 million compared to the corresponding period in 2002. At the beginning of the quarter, sales were expected to increase by 10%, but during the quarter both currency effects and market share gains were stronger than anticipated.

Currency translation effects boosted sales by just over 12%, while the acquisition of the remaining shares in NSK's Asian seat belt operations ("the NSK-acquisition") on April 1 added nearly 3% to revenues. Consequently, organic sales growth (sales excluding currency effects and acquisitions) was close to 2%, despite the 6% drop in light vehicle production in the Triad. Consequently, Autoliv increased its global market share.

Autoliv's organic sales growth was primarily driven by a 52% increase in the sales of the Inflatable Curtain. Sales of electronics rose by 13%.

Sales by Region
Sales from Autoliv's European companies rose by 25%, primarily due to a 23% currency effect. The fact that organic sales increased by 2% at the same time as European light vehicle production fell by almost 5% is primarily explained by higher penetration rates for the Inflatable Curtain and by additional market share gains in safety electronics.

Sales from Autoliv's North American companies declined by 8% compared to the 9% decrease in overall light vehicle production in this region. Even in this tough environment Autoliv's sales of side airbags, Inflatable Curtains and electronics continued to grow. Sales of inflators continued to decline, partly due to the phase-out of low-margin gas generators.

Sales from Autoliv's companies in Japan doubled. Close to two-thirds of the increase was due to the NSK-acquisition and 8% to currency effects. Organic sales grew by 26% in the weak Japanese market. The organic growth was spearheaded by the Inflatable Curtain.

Sales from Autoliv companies in the Rest of the World jumped by 67%. Excluding currency effects of 9%, sales rose by 58% primarily as a result of new business in Korea, both for seat belts and frontal airbags. The growth rate was particularly high in China, where sales more than doubled compared to last year.

Sales by Product
Consolidated sales of airbag products (incl. steering wheels) increased by 12% to $928 million, including an 11% effect from currencies. Since the change in Autoliv's organic sales was an increase of 1%, Autoliv managed to offset the effect of the weak global vehicle production. This was accomplished by increasing the supply value per vehicle, by taking market shares in airbags, electronics and steering wheels, and by new business generated by investments previously made in the Rest of the World, where vehicle production and the demand for frontal airbags is growing rapidly.

Sales of seat belt products (incl. seat sub-systems) rose by 30% to $438 million including currency effects of 17% and a 9% effect of the NSK-acquisition. The organic growth of 4% came from Korea, China and other new markets in Asia, in addition to market share gains in Europe.

Earnings
Due to the strong sales performance and better margins, earnings improved on all levels in the income statement.

Gross profit increased by 23% to $265 million. Currency translation contributed 12% to the increase, while currency hedging reduced gross profit by $5 million in 2003 and by $2 million in 2002. Despite a 0.3% negative margin effect from the NSK-acquisition, the gross margin rose to 19.4% from the 18.4% recorded both in the same quarter 2002 and during the first quarter this year. The margin improvement was almost entirely due to lower manufacturing costs in relation to sales.

Operating income improved by 19% to $111 million and operating margin increased to 8.2% from 7.2% during the first quarter and from 8.0% in the year-ago quarter. The improvement over previous year was accomplished despite a 36% increase in R,D&E spending. Research, development and engineering expenses rose to 5.9% of sales from 5.1% during the same quarter 2002. The increase mainly reflects the strong order-intake during the last quarters. It is also due to lower engineering income in relation to sales and stronger currencies in Europe, where Autoliv has the majority of its R,D&E activities.

Net interest expense was reduced by $.8 million to $11.5 million as a result of lower interest rates.

Income before taxes, which improved by 31% to $108 million, was also affected by a one-time gain of $2.9 million reported as Other financial items and another one-time income of $1.5 million reported as Earnings of affiliates. The one-time items mainly relate to the sale of shares in connection to the NSI transactions (see below).

The effective tax rate was reduced to 32% in the quarter from 33% during the same quarter 2002. Previously, the effective tax rate for 2003 was also assumed to be 33%, but is now expected to be 32.5% for the full year.

Net income rose by 36% to $71 million and earnings per share by 42% to 75 cents. The stock-repurchase program has reduced the average number of shares outstanding (assuming dilution) to 95.0 million during this year's second quarter from 98.3 million during last year's second quarter. Adjusting the tax rate in the first quarter to the new 32.5% level anticipated for full year of 2003 has resulted in a one-time catch-up effect of less than one cent in earnings per share. The impact of the stock repurchase program and currency exchange effects (including translation, currency hedging and transaction effects) added two and five cents, respectively, to earnings per share.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

Market overview
During the six-month period January-June 2003, light vehicle production decreased in the Triad by 2% despite a 1% increase in the first quarter.

In Western Europe, light vehicle production declined by 2% due to the weak second quarter. The vehicle mix, however, was favorable to Autoliv.

In North America, light vehicle production dropped by 4%, following a 3% increase in the first quarter. The passenger car segment fell by 11% and production by the Big 3 by 6%, while the light truck segment rose by 3%. Therefore, the vehicle and customer mix was unfavorable for Autoliv's sales of seat belts.

In Japan, light vehicle production decreased by less than 1%. However, production of vehicles for the export markets, to which Autoliv is most exposed, rose.

Sales
For the six-month period January through June, sales rose by 19% to $2,612 million. Organic growth was 3% despite the 1% decrease in the underlying light vehicle production. Currency effects added 12% to sales and acquisitions 4%. The effect from acquisitions came both from VRE that was acquired on April 1, 2002, and from the NSK-acquisition on April 1, 2003.

Sales from Autoliv's European companies rose by 27%. Currency effects added 22% and the VRE-acquisition 1%. The organic growth of 4% was mainly due to the rollout of the Inflatable Curtain.

Sales from Autoliv's North American companies declined by 4%. The VRE- acquisition added 3% to these revenues. The organic decrease in sales of 7% was primarily due to the 4% drop in light vehicle production, the unfavorable sales mix and the phase-out of low-margin inflators.

Sales from Autoliv companies in Japan rose by 72% and by 29% excluding currency effects and acquisitions, compared to the 1% decline in the country's vehicle production. The strong organic sales performance was due to the Inflatable Curtain.

Reported sales from Autoliv companies in the Rest of the World rose by 76%. The organic sales increase was 66% and was mainly due to new business in Korea and China, and to strong demand for frontal airbags and seat belts.

Sales of airbag products increased by 16% to $1,809 million. Excluding an 11% effect from currencies and 3% from VRE, the organic increase was 2%. The increase in organic sales was due to the Inflatable Curtain and higher market shares for electronics.

Sales of seat belt products rose by 26% to $804 million including 16% from currency effects and 5% from the NSK-acquisition. Organic growth of 5% was mainly the result of new business in Asia and market share gains in Europe.

Earnings
Earnings improved on all levels in the income statement.

Gross profit increased by 22% to $493 million and the gross margin rose to 18.9% from 18.4% despite pricing pressure from customers and a dilutive margin effect from the NSK- and VRE-acquisitions. Currency hedging reduced gross profit by $10 million during 2003, while it had a positive effect of $2 million in 2002.

Operating income rose by 22% to $201 million and operating margin improved to 7.7% from 7.5%. The improvement of the operating margin was less than the increase in the gross margin due to higher R,D&E spendings.

Income before taxes improved by 30% to $188 million primarily as a result of the strong sales performance, the margin improvement and a better financial net.

The effective tax rate was reduced from 33.5% to 32.5%. The decrease is primarily a result of a reduced level of losses being generated without any tax benefit.

Net income rose by 34% to $123 million and earnings per share rose by 38% to $1.28. The stock-repurchase program reduced the average number of shares outstanding (assuming dilution) to 95.5 million from 98.2 million during the first six months of 2002. The net impact of the repurchase program and of the lower tax rate was five cents on earnings per share.

LIQUIDITIY AND SOURCES OF CAPITAL

For the seventh quarter in a row, operations generated a strong cash flow. The positive cash flow during the quarter was driven by the higher sales and earnings. Before investments, cashflow amounted to $118 million despite the fact that working capital increased by $59 million or from 8.8% of sales to 9.6%. Autoliv was still, however, in compliance with its policy that working capital should not exceed 10% of last 12-month sales. The increase in working capital was mainly due to currency effects and acquisitions. Excluding the NSK-acquisition working capital rose by $32 million or to 9.1% of sales. During the year's first six months, operations generated $226 million, despite $33 million being tied up in working capital due to currency effects, acquisitions and higher sales. In relation to sales, working capital rose from 8.7% at the beginning of the year to 9.6% on June 30.

After investments, operations, during the quarter, generated $46 million. Excluding the effect of acquisitions, the cash generation was $60 million. Expenditures in property, plant and equipment rose by $7 million to $58 million compared to depreciation of $64 million. After investments, operations, during the year´s first six months generated $80 million in cash and $108 million excluding the effects of acquisitions. Capital expenditures rose by $22 million to $118 million, but were still in line with depreciation of $126 million.

Autoliv continued to return funds to its shareholders by repurchasing shares for $9 million in addition to paying a quarterly dividend of $12 million. Autoliv's financial position was also affected by the NSK-acquisition and the purchase of assets in Japan. Despite these payments and the higher capital expenditures, net debt to capitalization decreased during the quarter to 29% from 30%.

Due to the acquisitions, net debt increased during the quarter by $23 million to $903 million and gross interest-bearing debt by $19 million to $1,033 million at the end of the quarter. Since the beginning of the year, net debt has increased by $39 million and gross interest-bearing debt by $67 million mainly due to currency effects and the acquisitions. In relation to capitalization, net debt stood unchanged at 29% during the period.

Equity increased during the quarter by $113 million to $2,182 million or $23.11 per share. Equity was favorably impacted by $56 million from currency effects due to the weaker U.S. dollar and by $6 million from changes in the market value of cash-flow hedges. Equity increased during the six-month period by $135 million despite the repurchase of shares for $43 million and the payment of the quarterly dividends for $25 million. Equity was favorably impacted by $70 million from currency effects due to the weaker U.S. dollar and by $9 million from changes in the market value of cash-flow hedges.

Days inventory outstanding increased by three days compared to corresponding period last year mainly due to higher inventory levels.

Days receivables outstanding decreased with one day compared to same quarter last year and three days in comparison for the first six months.

HEADCOUNT
Total headcount (employees plus temporary hourly workers) increased by 2,000 to 36,200 at the end of June, whereof 4,800 are temporaries.

The entire increase in headcount was concentrated in the second quarter. Of the increase, 1,200 was due to the NSK-acquisition and 400 to expansions in low-labor-cost countries. Currently, Autoliv has 30% of its headcount in low-labor-cost countries compared to less than 10% four years ago.

PROSPECTS
During the third quarter, light vehicle production is expected to drop by approximately 4% in North America and by 6% in Western Europe. The decline in Europe is partly due to the shift to new models, including the new BMW 5-series, the new Volkswagen Golf, the new Opel Astra, the new Volvo S40 and other new vehicles to which Autoliv will be a supplier. If the current exchange rates prevail, currency effects will add almost 10% to Autoliv's revenues and the NSK-acquisition another 3%. Even if Autoliv has possibilities to increase its global market share, it is not realistic to assume that the pace from the second quarter is sustainable. Based on these assumptions, we therefore expect consolidated sales to grow by approximately 10% compared to the third quarter 2002.

The reductions in global vehicle production will result in many Autoliv manufacturing lines being underutilized during the third quarter and hence will, together with higher R,D&E expenditures, exert a drag on margins. However, ongoing restructuring activities are expected to yield cost savings during the latter part of the year. As a result, Autoliv expects to be able to maintain the operating margin at approximately the same level as achieved during the same quarter 2002, despite the expected decline of 5% in North American and European light vehicle production.

OTHER RECENT EVENTS

Launches during 2nd quarter

Some important new Autoliv programs during the past months have been:
  BMW's new 5-series: Smart frontal airbags, side airbags, steering wheel, electronics and seat belts with pretensioners
  Cadillac's new XLR: Smart passenger airbag and seat belts with pretensioners
  Cadillac's new SRX: Smart passenger airbag, side airbags and seat belts with pretensioners
  Ford's new C-max: Smart frontal airbags, Inflatable Curtains, side airbags, steering wheel and seat belts with pretensioners
  Ford's new F-series: Airbag electronics
  Isuzu's new Pickup: Seatbelts with pretensioners
  Kia's Sorenta: Inflatable Curtains
  Lamborghini Gallardo: Seatbelts with pretensioners
  Honda's new Inspire: Smart passenger airbags
  Nissan's new Quest: Frontal airbags, Inflatable Curtains, side airbags and steering wheel
  Nissan's new Pathfinder Armanda: Smart frontal airbags and Inflatable Curtains
  Mazda's new 3: Frontal airbags, Inflatable Curtains, side airbags, steering wheel and seat belts with pretensioners
  Mitsubishi's Magna: Side airbags and seatbelts with pretensioners

Other significant events
As of April 1, Autoliv exercised its options from NSK and acquired the remaining 60% of the shares in NSK's Asian seat belt operations. The operations have approximately $150 million in annual sales and 1,200 employees, mainly in Thailand and Japan. The consolidation of the business is expected to have only a marginal effect on this year's income.

Autoliv has acquired the steering wheel assets of the Hiroshima-based Nippon Steering Industries (NSI), a joint venture between the privately-held Japanese automotive parts company KIW and Autoliv's own steering wheel company in Japan, Autoliv-Izumi. Autoliv also acquired KIW's assets in steering wheels. The operations acquired have 100 employees and had 2.2 billion Yen (nearly U.S. $20 million) in sales last year, all of which went to Izumi with Mazda as the largest customer.

During the quarter, Autoliv has repurchased 386,000 shares for just over $9 million. The total number of repurchased shares amounts to 8.1 million and the average price to $21.66.

At the Annual General Meeting of Stockholders on April 29, James M. Ringler, Tetsuo Sekiya and Per Welin were re-elected directors of Autoliv Inc. for a regular three-year term, and Ernst & Young AB was ratified as the Company's independent auditing firm for 2003.

Sune Carlsson and George A. Lorch have been elected new Board Members. Wilhelm Kull has retired from the Board.

DIVIDEND
A dividend of 13 cents per share will be paid on September 4, 2003 to shareholders of record as of August 7. The ex-date, when the shares will trade without the right to the dividend, is August 5.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the disclosures about our sensitivities to market risks related to financial instruments since December 31, 2002.

ITEM 4	CONTROLS AND PROCEDURES
(a)
Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective recording, processing, summarizing and reporting, on a timely basis information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)	Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K and 11-K

(a)	Exhibits

Exhibit No.	Description
11

Information concerning the calculation of Autoliv's earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

99.1	Rules 13a-15(e)/15(d)-15(e) Certifications
99.2	Section 1350 Certifications

(b)	Reports on Form 8-K and Form 11-K
The Company filed a report on Form 11-K (filing date June 27, 2003) with annual report of employee stock purchase savings and similar plans.

The Company filed a report on Form 8-K (Item 5 and 7) concerning New Facilities Agreement on April 2, 2003. The Company also filed the pressrelease announcing its financial results for the first quarter of 2003 and its pressconference on the same day on Form 8-K (Item 7 and 9)(filing date April 24, 2003). The Company furthermore filed a report on Form 8-K (Item 5)(filing date June 19, 2003) with Election of new members of the board. A report was also filed by the Company on Form 8-K (Item 7 and 9)(filing date July 17, 2003) with a press release announcing its financial results for the second quarter of 2003 and its press conference the same day.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 24, 2003

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist
________________
Magnus Lindquist
Chief Financial Officer