Form 10-Q
period 2003-09-30
AUTOLIV INC
filed 2003-10-30
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended September 30, 2003

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
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were approximately 94.5 million shares of Common Stock of Autoliv, Inc., par value $ 1.00 per share, outstanding as of October 30, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter July - Sept		First 9 months
	2003	2002	2003	2002

Net sales
- Airbag products	$814.6	$761.5	$2,623.3	$2,319.9
- Seat belt products	397.9	305.0	1,201.4	944.7
Total net sales	1,212.5	1,066.5	3,824.7	3,264.6

Cost of sales	(990.6)	(874.0)	(3,109.4)	(2,668.0)
Gross profit	221.9	192.5	715.3	596.6

Selling, general & administrative expenses	(63.4)	(54.8)	(194.3)	(161.6)
Research, development & engineering expenses	(69.9)	(55.5)	(224.0)	(174.1)
Amortization of intangibles	(5.2)	(4.9)	(15.7)	(14.6)
Other income (expense), net	2.6	(0.5)	5.8	(4.3)
Operating income	86.0	76.8	287.1	242.0

Equity in earnings of affiliates	2.5	1.7	8.3	3.9
Interest income	0.8	1.1	2.8	4.2
Interest expense	(11.4)	(13.9)	(36.0)	(40.8)
Other financial items, net	(0.4)	-	2.9	0.7
Income before income taxes	77.5	65.7	265.1	210.0

Income taxes	(23.9)	(21.0)	(84.9)	(69.3)
Minority interests in subsidiaries	(2.0)	(3.3)	(5.9)	(7.8)
Net income	$51.6	$41.4	$174.3	$132.9

Earnings per share (basic and diluted)	$.54	$.42	$1.83	$1.35

See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Dollars in millions)
	September 30,	December 31,
	2003	2002

Assets
Cash & cash equivalents	$104.4	$101.5
Receivables	1,116.3	1,008.6
Inventories	437.2	381.5
Other current assets	131.0	62.2
Total current assets	1,788.9	1,553.8

Property, plant & equipment, net	1,010.1	916.9
Investments and other non-current assets	230.5	133.8
Goodwill assets, net	1,523.5	1,498.2
Intangible assets, net	181.4	192.1
Total assets	$4,734.4	$4,294.8

Liabilities and shareholders' equity
Short-term debt	$164.6	$122.9
Accounts payable	620.9	619.3
Other current liabilities	532.8	447.6
Total current liabilities	1,318.3	1,189.8

Long-term debt	959.2	842.7
Pension liability	46.3	42.8
Other non-current liabilities	138.4	131.7
Minority interest in subsidiaries	36.3	41.1
Shareholders' equity	2,235.9	2,046.7
Total liabilities and shareholders' equity	$4,734.4	$4,294.8
See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)
	Quarter July - Sept		First 9 months
	2003	2002	2003	2002

Net income	$51.6	$41.4	$174.3	$132.9
Depreciation and amortization	67.5	62.3	203.8	180.4
Deferred income taxes and other	0.5	13.7	0.7	11.9
Changes in operating assets and liabilities	(52.1)	(3.0)	(85.3)	33.5
Net cash provided by operating activities	67.5	114.4	293.5	258.7

Capital expenditures, net	(66.8)	(49.3)	(185.0)	(145.1)
Acquisitions of businesses, net	(0.9)	1.4	(28.7)	(24.5)
Net cash before financing	(0.2)	66.5	79.8	189.1

Increase (decrease) in short-term debt	20.6	18.6	(33.9)	(29.0)
Issuance of long-term debt	13.5	2.4	118.3	2.4
Repayments & other changes in long-term debt	(39.0)	(33.8)	(83.0)	(67.6)
Dividends paid	(12.3)	(10.8)	(37.1)	(32.3)
Shares repurchased	-	-	(43.0)	-
Stock options exercised	2.5	0.6	3.5	0.8
Other, net	(10.1)	(8.6)	(8.8)	(7.7)
Effect of exchange rate changes on cash	(0.4)	(1.1)	7.1	9.7
Increase (decrease) in cash and cash equivalents	(25.4)	33.8	2.9	65.4

Cash and cash equivalents at beginning of period	129.8	115.8	101.5	84.2
Cash and cash equivalents at end of period	$104.4	$149.6	$104.4	$149.6
See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. KEY RATIOS (UNAUDITED)
	Quarter July - Sept		First 9 months
	2003	2002	2003	2002

Earnings per share 1)	$.54	$.42	$1.83	$1.35
Equity per share	23.66	20.33	23.66	20.33
Cash dividend declared per share	.15	.11	.41	.33
Working Capital, $ in millions	531	397	531	397
Capital employed, $ in millions 2)	3,168	2,888	3,168	2,888
Net debt, $ in millions 3)	932	896	932	896
Net debt to equity ratio, % 4)	42	45	42	45
Net debt to capitalization, % 5)	29	31	29	31

Gross margin, % 6)	18.3	18.0	18.7	18.3
Operating margin, % 7)	7.1	7.2	7.5	7.4

Return on shareholders' equity, % 8)	9.3	8.3	10.9	9.1
Return on capital employed, % 9)	11.3	10.8	13.0	11.3

Average no. of shares in millions 1)	95.2	98.2	95.5	98.2
No. of shares at period-end in millions 10)	94.5	98.0	94.5	98.0
No. of employees at period-end	31,600	29,300	31,600	29,300
Headcount at period-end	36,500	33,600	36,500	33,600
Days receivables outstanding 11)	82	81	78	80
Days inventory outstanding 12)	33	32	32	31

1) Assuming dilution and net of treasury shares
2) Total shareholders' equity and net debt
3) Short- and long-term debt and related derivatives, less cash and cash equivalents
4) Net debt relative to shareholders' equity
5) Net debt in relation to total shareholders' equity (including minority) and net debt
6) Gross profit relative to sales
7) Operating income relative to sales
8) Net income relative to average shareholders' equity
9) Operating income and equity in earnings of affiliates, relative to average capital employed
10) Excluding dilution and net of treasury shares
11) Outstanding receivables at average exchange rates relative to average daily sales
12) Outstanding inventory at average exchange rates relative to average daily sales

See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMENTS September 30, 2003

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

Statements in this report that are not of historical fact are forward-looking statements, which involve risks and uncertainties that could affect the actual results of Autoliv Inc. ("Autoliv" or the "Company"). A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv's reports filed with the Securities and Exchange Commission (the "SEC").

For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Autoliv, Inc. annual report on Form 10-K for the year ended December 31, 2002.

The filings with the SEC of Autoliv's annual report, annual reports on the Form 10-K, quarterly reports on the Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents can also be obtained free of charge from Autoliv at the Company's address. These documents are also available at the SEC's web site at www.sec.gov and at www.autoliv.com.

2. Inventories
Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

(Dollars in millions)	Sept 30, 2003	Dec 31, 2002

Raw material	$187.8	$169.4
Work in progress	146.0	124.6
Finished products	103.4	87.5
	$437.2	$381.5

3. Reclassification of fair market value of debt hedges
Gross interest bearing debt increased during the quarter by $91 million to $1,124 million. Prior to September 30, 2003, the Company reported the fair market value ("FMV") adjustments associated with hedging instruments as adjustments to the carrying value of the underlying debt. The Company has decided to reclassify these adjustments from the debt caption. Accordingly, debt was increased by $88 million. The FMV adjustments at September 30, 2003 are now reported in "Investments and other non-current assets" and "Other non-current liabilities". The FMV adjustments are still considered as debt for the purposes of calculating net debt. Prior periods have not been restated. At December 31, 2002 the FMV adjustments were $50 million.

4. New Currency risk policy
Autoliv's net transaction exposure to currency risk amounted to approximately $513 million in 2002 and the Company's policy has been to hedge forecasted foreign currency cash flows up to 75%-100% in the coming six months and 50%-75% in the period seven to twelve months out. As from June 2003 the Autoliv board adopted a new currency risk policy with the effect to not enter into any new hedging of future forecasted non-functional currency cash flows. Existing hedges will remain until their expiration dates. The new policy is not expected to have a material impact on either the Company's results or financial position.

5. Restructuring
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

In 2002, restructuring provisions of $9 million were made for severance costs associated with plant consolidation in the U.S. These severance provisions were charged against "Other income and expense" in the income statement in the fourth quarter of 2002.

The severence cost for the plant consolidation in the U.S. has been lower than originally expected and therefore $1.6 million was released to "Other income and expense" in the third quarter 2003.

The number of planned employee terminations in connection with the restructuring activities when the provisions were made in the third quarter 2001 was 521. At December 31, 2001, 104 employees had been terminated or had left voluntarily and 417 employees remained to be terminated. During 2002, an additional 265 employees had been terminated or had left voluntarily. As part of the restructuring activities in North America in 2002, for which provisions were made in the fourth quarter of 2002, an additional 888 employees were expected to be terminated. Therefore, at December 31, 2002, 1,040 employees remained to be terminated as part of the restructuring activities covered by the reserves. During the first quarter of 2003, 187 employees had been terminated or had left voluntarily, and 853 employees remain to be terminated as of March 31, 2003. During the second quarter of 2003, 374 employees had been terminated or had left voluntarily, and 479 remain to be terminated as of June 30, 2003. During the third quarter of 2003, 448 employees had been terminated or had left voluntarily, and 31 employees remained to be terminated as of September 30, 2003.

The employee related restructuring activities are expected to be completed before the end of 2003.

The table below summarizes the changes in the restructuring reserve during the first, second and third quarters of 2003.

	Dec 31,	Cash	Change in	Translation	March 31,
Balance sheet position	2002	payments	reserve	difference	2003

Restructuring-Employee related	$12.5	$(2.2)	$0.3	-	$10.6
Contractural losses	0.3		(0.3)	-	-
Liability	18.4		0.5	-	18.9
Total reserve	$31.2	$(2.2)	$0.5	-	$29.5

	March 31,	Cash	Change in	Translation	June 30,
Balance sheet position	2003	payments	reserve	difference	2003

Restructuring-Employee related	$10.6	$(2.1)	$(0.2)	-	$8.3
Liability	18.9			0.2	19.1
Total reserve	$29.5	$(2.1)	$(0.2)	$0.2	$27.4

	June 30,	Cash	Change in	Translation	Sept 30,
Balance sheet position	2003	payments	reserve	difference	2003

Restructuring-Employee related	$8.3	$(5.5)	$(1.6)	-	$1.2
Liability	19.1			0.1	19.2
Total reserve	$27.4	$(5.5)	$(1.6)	$0.1	$20.4

6. Comprehensive income Comprehensive income includes net income for the year and items charged directly to equity.
Comprehensive income	Quarter July - Sept		First nine months
	2003	2002	2003	2002

Net income	$51.6	$41.4	$174.3	$132.9

Fair value of derivatives	3.6	(8.1)	12.7	(26.1)
Translation of foreign operations	8.6	(11.1)	78.8	41.7
Other Comprehensive income	12.2	(19.2)	91.5	15.6

Comprehensive income	$63.8	$22.2	$265.8	$148.5

7. Stock repurchase program
Autoliv, Inc. has from October 21, 2002 reactivated its stock-repurchase program under an existing authorization from May 2000, which authorized Management to repurchase up to 10 million Autoliv shares. The Board of Directors has approved an expansion of the Company's stock repurchase program and authorized the repurchase of an additional 10 million shares in Autoliv Inc. The decision was taken on April 29, 2003.

From December 31, 2002 through October 30, 2003, approximately 2.1 million shares have been repurchased for cash of $43.0 million. During 2002, approximately 1.6 million shares were repurchased for cash of $30.4 million. In total, Autoliv has repurchased approximately 8.1 million shares since May 2000 for cash of $176.5 million. There has been no repurchase of shares in the third quarter of 2003.

8. Stock incentive plan
Had compensation cost for all of the Company's stock-based compensation awards been determined based on the fair value of such awards at the grant date, consistent with the methods of FAS-123 Accounting for Stock-Based Compensation, the Company's total and per share net income would have been as follows:

	Quarter July - Sept		First nine months
	2003	2002	2003	2002

Net income as reported	$51.6	$41.4	$174.3	$132.9
Add:Compensation under fair value
method inlcuded in Net income, net of tax	0.3	0.2	1.0	0.6
Deduct:Compensation under fair value
fair value method for all awards, net of tax	(0.8)	(1.2)	(2.5)	(3.7)
Net income pro-forma	$51.1	$40.4	$172.8	$129.8

Earnings per share:
As reported	$.54	$.42	$1.83	$1.35
Pro-forma	$.54	$.41	$1.81	$1.32

9. New Accounting Pronouncements
In August 2001, the FASB issued FAS-143 "Asset Retirement Obligations" regarding the non-temporary removal of long-lived assets from service whether by sale, abandonment, recycling or other methods of disposal. FAS-143 became effective for fiscal years beginning after June 15, 2002, and was therefore effective for the Company beginning of January 1, 2003. The adoption of FAS-143 had no material impact on Autoliv's results of operations or financial position.

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

In December 2002, the FASB issued FAS-148 "Accounting for Stock-Based Compensation- Transition and Disclosure an amendment of FASB Statement No. 123" ("FAS-148"). This Statement amends FAS-123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS-123 to require prominent disclosures in both annual and interim financial statements concerning the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to change its accounting for stock-based compensation from APB-25 (intrinsic value method) to FAS-123 (fair-value method) and accordingly the application of FAS-148 will have no effect on its earnings or financial position.

In November 2002, the FASB issued FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others". The Interpretation's initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of the Interpretation's initial application should not be revised or restated to reflect the Interpretation's provisions. The application of FIN-45 has had no material effect on Autoliv's earnings or financial position.

In January 2003, the FASB issued an Interpretation, FIN 46 "Consolidation of Variable Interest Entities (VIE)", discussing the consolidation of variable interest entities (formerly the consolidation of SPEs). The Interpretation's provisions are effective immediately for enterprises with variable interests in VIEs created after January 31, 2003. For enterprises with variable interests in VIEs created before February 1, 2003, the interpretation's provisions do not come into effect until periods ended after December 15, 2003, which for the Company is December 31, 2003. Based on information currently available the application of FIN-46 is expected by Management to have no material effect on Autoliv's earnings or financial position.

In April 2003, FASB Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149) was issued. FAS 149 require that contracts with comparable characteristics be accounted for similarly. In particular, FAS 149 clarifies under what circumstances under which a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of FAS 149 should be applied prospectively. Autoliv does not expect the application of FAS 149 to have a material effect on its earnings and financial position.

In May 2003, FASB Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150) was issued. FAS 150 establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The application of FAS 150 has not had any material effect on Autoliv's earnings and financial position.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

Market overview
During the three-month period July through September 2003, light vehicle production dropped by approximately 5% in the Triad (i.e. Western Europe, North America and Japan) compared to the same quarter last year.

In Europe, where Autoliv generates more than half of its revenues, light vehicle production declined by 7%. At the beginning of the quarter, the decline was expected to amount to 6% due to several important car model changeovers, such as Volkswagen's new Golf, Opel's new Astra, Ford's new C-max and Volvo's new 40-series — all vehicles to which Autoliv is a supplier. Renault introduced its new Scénic and ramped up production for its new Mégane. Renault and Volvo, which both are important Autoliv customers, were among the few OEMs that maintained or increased production.

In North America, which accounts for one third of Autoliv's revenues, light vehicle production decreased by 5%, which was in line with expectations. "The Big 3" (i.e. GM, Ford and Chrysler), which account for most of sales, cut back production by 10%, while the Asian and European vehicle manufacturers increased their North American production by 11%. GM reduced production by 5%, Chrysler by 10% and Ford by 16%. Production fell by 10% for passenger cars but only by 1% for light trucks.

In Japan, which accounts for one tenth of consolidated sales, light vehicle production decreased by 2% due to a weak domestic market.

In addition to vehicle production, the automotive safety market is driven by new regulations and the rollout of new safety systems, such as side-impact airbags. It is therefore important that newly published real-world crash data confirms the safety benefit of these new products (as originally demonstrated in laboratory testing). The new data, which is based on actual crashes in the U.S., shows that side airbags that include head protection are reducing deaths by about 45% among drivers of passenger cars struck on the near (driver) side.

Sales for the Third Quarter
Consolidated net sales during the three-month period which ended September 30, 2003, rose by 14% to $1,213 million compared to the corresponding period in 2002. At the beginning of the quarter, sales were expected to increase by about 10%, but the effects of the rollout of new products, the growth in Asia and Autoliv's market share gains have been stronger than anticipated.

Currency translation effects boosted sales by 8%, while acquisitions added nearly 4%. Consequently, organic sales growth (sales excluding currency effects and acquisitions) was 2%, despite the 5% drop in light vehicle production in the Triad. Consequently, Autoliv continued to increase its global market share.

Autoliv's organic sales growth was primarily driven by a 50% increase in the sales of the Inflatable Curtain and higher market shares for electronics and steering wheels as well as an overall strong performance in Asia. Sales of electronics rose organically by 18%, partly due to new business from BMW.

Sales by Region
Sales from Autoliv's European companies rose by 18%, primarily due to a 14% currency effect. The fact that organic sales increased by 4% at the same time as European light vehicle production fell by 7% is primarily explained by higher penetration rates for the Inflatable Curtain and by additional market share gains in safety electronics and steering wheels.

Sales from Autoliv's North American companies declined by 7% or somewhat less than the 10% production drop for the "Big 3", Autoliv's largest customers in North America. Seat belt sales grew, however, by 6%. Autoliv's market share for seat belts has thus started to grow again after last year's temporary deviation from the trend line. Airbag sales declined by 10% both as a result of the reduction in "the Big 3's" vehicle production and the phase-out of low-margin inflators. North American sales of inflators were also affected by the on-going transfer of production of inflators for Japanese customers to the new plant in Taketoyo, Japan.

Sales from Autoliv's companies in Japan increased by 81%. Most of the increase was due to the NSK-acquisition, 14% to organic growth and 2% to currency effects. The organic sales growth was spear-headed by the Inflatable Curtain.

Sales from Autoliv companies in the Rest of the World jumped by 48%. Excluding currency effects of 11% and acquisitions of 1%, organic sales rose by 36%, primarily as a result of new business in Korea, both for seat belts and frontal airbags. The growth rate was also high in China, where sales more than doubled compared to last year.

Sales by Product
Consolidated sales of airbag products (incl. steering wheels) increased by 7% to $815 million, including a 6% effect from currencies. Since the change in organic sales was an increase of approximately 1%, Autoliv managed to offset the effect of the weak global vehicle production. This was accomplished by the rollout of new safety technologies, increased market shares in electronics, and by new business generated by investments previously made in the Rest of the World, where both vehicle production and the demand for frontal airbags is growing rapidly.

Sales of seat belt products (incl. seat sub-systems) rose by 30% to $398 million, including currency effects of 11% and a 13% effect of acquisitions. Most of the organic growth of 6% came from Korea, China and North America.

Earnings for the Third Quarter
Due to the strong sales performance and better gross margin, earnings improved on all levels in the income statement, and the return on shareholders' equity improved for the tenth consecutive quarter (when compared to the previous year's quarter).

Gross profit increased by 15% to $222 million. Currency translation effects contributed 8% to the increase, while currency hedging reduced gross profit by $2 million in both 2003 and 2002. Despite a 0.4% negative margin effect from acquisitions, uneven vehicle production and the unusually high rate of car model changeovers, Autoliv's gross margin rose to 18.3% from 18.0% in the same quarter 2002. The margin improvement was due to savings in component costs and a lower production overhead cost level.

Operating income improved by 12% to $86 million and operating margin stood almost unchanged at 7.1% compared to 7.2% in the corresponding quarter last year. Acquisition had a 0.4% negative margin impact at the same time as research, development and engineering expenses rose by 26% or to 5.8% of sales, compared to 5.2% during the same quarter 2002. The increase in R,D&E mainly reflects the strong order-intake during the last quarters and a lower degree of engineering income.

Income before taxes improved by 18% to $78 million. In addition to the better operating income, this improvement was due to a $2 million reduction in net interest expense as a result of lower interest rates. Higher earnings in joint ventures, partly due to the NSK-consolidation, also contributed to the improvement.

The effective tax rate has been reduced to 31% from 32% in the third quarter last year. Previously, the effective tax rate for 2003 was expected to be 32.5%, but is now expected to be 32% for the full year.

Net income rose by 25% to $52 million and earnings per share by 29% to 54 cents. The stock-repurchase program has reduced the average number of shares outstanding (assuming dilution) to 95.2 million from 98.2 million during last year's third quarter. For the improvement in earnings per share, one cent was due to the stock repurchase program and seven cents to currency exchange effects (including translation, currency hedging and transaction effects). Adjusting the previously assumed tax rate to the new effective rate of 32% for the full year has led to a one-time catch-up effect of one cent in earnings per share.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

Market overview
During the nine-month period January-September 2003, light vehicle production decreased in the Triad by slightly more than 2% despite a 1% increase in the first quarter.

In Western Europe, the nine-month light vehicle production declined by 4% due to the weak third quarter. The vehicle mix, however, was favorable to Autoliv.

In North America, light vehicle production declined by 4%. The passenger car segment dropped by 11% while the light truck segment rose by 2%. Production by the Big 3 decreased by 6%, while the North American production of the Asian and European manufacturers rose by 6%. Therefore, the vehicle and customer mix was unfavorable for Autoliv, particularly for Autoliv's seat belt sales.

In Japan, light vehicle production was flat. However, production of vehicles for the markets outside Japan rose. These vehicles have generally higher supply value for Autoliv than cars for the domestic market.

Sales for the Nine Months
For the nine-month period January through September, sales rose by 17% to $3,825 million. Organic growth was 3% despite the 2% decrease in the underlying light vehicle production. Currency effects added nearly 11% to sales and acquisitions less than 4%. Most of the effect from acquisitions came from VRE that was acquired on April 1, 2002, and from the consolidation from April 1, 2003 of NSK's Asian seat belt operations.

Sales from Autoliv's European companies rose by 24%. Currency effects added 19% and acquisitions 1%. The organic growth of 4% was mainly due to the rollout of the Inflatable Curtain and market share gains in safety electronics.

Sales from Autoliv's North American companies declined by 5%. The VRE acquisition added 2% to these revenues. The organic decrease in sales of 7% was primarily due to the 4% drop in light vehicle production, the unfavorable sales mix and the phase-out of low-margin inflators.

Sales from Autoliv companies in Japan rose by 75%. Excluding acquisitions which added 45% and currency effects that contributed nearly 7%, organic sales grew by 23%, compared to the flat vehicle production in Japan. The strong organic sales performance was due to the Inflatable Curtain.

Reported sales from Autoliv companies in the Rest of the World rose by 65%. The organic sales increase was 54% and was mainly due to new business in Korea and China, and to strong demand for frontal airbags and seat belts.

Sales of airbag products increased by 13% to $2,623 million. Excluding a 9% effect from currencies and 2% from VRE, the organic increase was 2%. The increase in organic sales was due to the Inflatable Curtain and higher market shares for electronics.

Sales of seat belt products rose by 27% to $1,201 million including 14% from currency effects and 7% from the acquisitions. Organic growth of 6% was mainly the result of new business in Asia and market share gains in Europe and North America.

Earnings for the Nine Months
Earnings improved on all levels in the income statement, and the return on shareholders' equity continued to rise, reaching 10.9% compared to 9.1% during the corresponding nine-month period of 2002.

Gross profit increased by 20% to $715 million and the gross margin rose to 18.7% from 18.3% despite a 0.2% dilutive effect from acquisitions. Currency hedging reduced gross profit by $12 million during 2003, while it had almost no impact in 2002.

Operating income rose by 19% to $287 million and operating margin improved to 7.5% from 7.4% despite the negative impact of acquisitions. The improvement of the operating margin was less than the increase in the gross margin, mainly due to higher R,D&E spending, which rose to 5.9% of sales from 5.3%.

Income before taxes improved by 26% to $265 million primarily as a result of the strong sales performance, the margin improvement and a better financial net.

The effective tax rate was reduced to 32% from 33%. The decrease is primarily a result of a reduced level of losses being generated without any tax benefit.

Net income rose by 31% to $174 million and earnings per share rose by 36% to $1.83. The stock-repurchase program reduced the average number of shares outstanding (assuming dilution) to 95.5 million from 98.2 million during the first nine months of 2002. The net impact of the repurchase program and of the lower tax rate was eight cents on earnings per share.

LIQUIDITIY AND SOURCES OF CAPITAL

Operations generated $68 million in cash for the third quarter of 2003 compared to $114 million during the same quarter 2002. The weaker cash flow was mainly due to a reduction in accounts payable. During the year's first nine months, operations generated $294 million in cash, despite $85 million being tied up in working capital mainly due to higher sales.

After investments of $68 million, cash flow was neutral in the third quarter. Capital expenditures, in the third quarter, of net $67 million were related to additional manufacturing capacity, mainly for airbags. The $1 million for acquisitions of business was related to Protektor. In the first nine months, after investments, operations generated $80 million in cash and $109 million excluding the effects of acquisitions. Capital expenditures rose by $40 million to $185 million in the first nine months of 2003, but were still in line with depreciation of $188 million.

Working capital in the balance sheet increased during the quarter by $63 million, despite the fact that receivables shrank by $46 million and inventories rose only marginally or by $7 million. Accounts payable, however, dropped by $57 million in the third quarter and other current assets increased by $47 million mainly due to increased prepaid expenses and accrued income. The increase in working capital was also due to currency effects and acquisitions. In relation to 12-months sales, working capital at the end of the quarter amounted to 10.6%, and to 9.9% excluding the effect of acquisitions.

According to the Company's target, working capital should not exceed 10% of sales, and Autoliv has met this target in the previous four quarters.

Due to the capital expenditures and higher working capital, net debt increased during the quarter by $29 million to $932 million. Gross interest bearing debt increased during the quarter by $91 million to $1,124 million. The increase was mainly due to a reclassification of fair market value of debt hedges, which are now reported in "Investments and other non-current assets" and "Other non-current liabilities". Net debt to capitalization stood unchanged in the quarter at 29%. Since the beginning of the year, net debt has increased by $68 million mainly due to currency effects and acquisitions. Gross interest bearing debt increased by $158 million, partly due to the above mentioned reclassification. Autoliv has also returned funds to shareholders by repurchasing shares for $43 million, in addition to raising the quarterly dividends twice during the last 12 months. In relation to capitalization, net debt was 29%, i.e. the same ratio as at the beginning of the year.

Equity increased during the quarter by $54 million to $2,236 million or $23.66 per share. Equity was reduced by the quarterly dividend of $12 million and favorably impacted by $9 million from currency effects due to the weaker U.S. dollar and by $4 million from changes in the market value of cash-flow hedges. Equity increased during the nine-month period by $189 million despite the repurchase of shares and the payment of quarterly dividends for $37 million. Equity was favorably impacted by $79 million from currency effects due to the weaker U.S. dollar, by $13 million from changes in the market value of cash-flow hedges and by $3 million from stock options that were exercised.

Days inventory outstanding increased by one day compared to the corresponding quarter and the corresponding nine months last year.

Days receivables outstanding increased with one day compared to the same quarter last year and decreased by two days compared to the same nine-month period 2002.

HEADCOUNT
Total headcount (employees plus temporary hourly workers) increased by 300 to 36,500 during the quarter. The increase was entirely concentrated in low-labor-cost countries. Headcount in high-labor-cost countries declined slightly despite the acquisition of the German company Protektor which added 110. Of total headcount 31% are in low-labor-cost countries (and 34% excluding temporaries, compared to 31% at the beginning of the year and less than 10% four years ago).

Since the beginning of the year, total headcount has increased by 2,300. Excluding acquisitions, which have added just over 1,700, the entire headcount increase was in low-labor-cost countries.

PROSPECTS
During the fourth quarter, light vehicle production is expected to recover in North America and actually increase by 1% in the quarter. In Western Europe, light vehicle production is expected to continue to be down by 2-3%. However, due to a favorable sales mix and additional market share gains, Autoliv expects to continue to outperform the global vehicle production. In addition, currency effects will add almost 10% to revenues (if mid-October exchange rates prevail) and acquisitions another 3%. Based on these assumptions, we therefore expect Autoliv's sales increase during the fourth quarter to exceed the rate recorded in the third quarter 2003.

Mainly due to the expected strong sales performance and a continued favorable sales mix we expect Autoliv to reach — or even slightly exceed — the operating margin of 7.5% recorded in last year's fourth quarter, despite the expected 2% decline in the Triad's light vehicle production.

Launches during 3rd Quarter
  Bentley's new Continental: Inflatable Curtains and seat belts with pretensioners
  Chevrolet's new Malibu and Malibu Maxx: Seat belts with pretensioners
  Chevrolet's new SSR: Smart passenger airbags
  Ford's new E-series: Smart frontal airbags, steering wheel and seat belts with pretensioners
  Ford's new Freestar: Smart frontal airbags, side airbags, Inflatable Curtains, steering wheel and seat belts with pretensioners
  Honda's new Acura TL: Side airbags and seat belts with pretensioners
  Honda's new Acura MDX: Inflatable Curtains
  Honda's new Life: Seat belts with pretensioners
  Nissan's new Pathfinder: Smart frontal airbags, side airbags, Inflatable Curtains and steering wheel
  Porsche's new Carrera GT: Seat belt with pretensioners
  Saab's 9-3: Airbag electronics
  Hyundai's Avante: Airbag electronics
  Saturn's Vue: Seat belts upgraded with pretensioners
  Toyota's new Window: Smart passenger airbag, side airbags and Inflatable Curtains
  Toyota's new Solara: Smart passenger airbag, side airbags and Inflatable Curtains
  Volvo's new S40: Smart frontal airbags, side airbags, Inflatable Curtains, seat belts with dual pretensioners, integrated telephone, whiplash recliner and integrated child seat
  VW's new Golf: Passenger airbags, Inflatable Curtains, and seat belts with pretensioners

Other significant events
As of July 1, 2003 Autoliv acquired the German company Protektor, which specializes in seat belts for buses, heavy trucks, forklifts and other special-purpose vehicles. Protektor sells in 20 countries and exports account for 35% of the company's $11 million in revenues.

The Financial Statements have been affected by three other acquisitions. On April 1, 2003 Autoliv exercised its options and acquired the remaining 60% of the shares in NSK's Asian seat belt operations. The operations have approximately $150 million in annual sales. Also in the second quarter, Autoliv acquired a Japanese steering wheel operation that had nearly $20 million in sales last year. In April last year, Autoliv acquired Visteon Restraint Electronics (VRE) with $150 million in annual sales.

On June 26, the Commerce Committee of the U.S. Senate introduced draft legislation for rollover protection "based on the combined ejection-mitigation capabilities of safety technologies, including advanced side glazing, side curtains, and side impact airbags" to be introduced in the funding bill for the National Highway Traffic Safety Administration (NHTSA). According to the proposal, the new regulation should become effective "no later than December 31, 2008" for all new vehicles weighing up to five tons. A decision is expected early next year on the entire NHTSA funding bill.

Autoliv has received the Chrysler Group's Component Award in North America for overall performance excellence, while Autoliv's seat belt facilities in Madisonville, Kentucky, and Lerma, Mexico, have received Chrysler's Gold Award for outstanding delivery and quality performance in 2002.

DIVIDEND
The quarterly dividend will be raised by 15% to 15 cents per share. It will be paid on Thursday December 4, 2003 to shareholders of record as of November 6. The ex-date, when the shares will trade without the right to the dividend, is November 4.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the disclosures about our sensitivities to market risks related to financial instruments since December 31, 2002.

ITEM 4	CONTROLS AND PROCEDURES
(a)
Disclosure Controls and Procedures

Autoliv's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective recording, processing, summarizing and reporting, on a timely basis information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

31	Rules 13a-14(a)/15d Certifications
32	Section 1350 Certifications

(b)	Reports on Form 8-K
A report was filed by the Company on form 8-K (Item 7 and 9) (filing date 2003-10-16) with a press release announcing its financial results for the third quarter of 2003 and its press conference the same day.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2003

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist
________________
Magnus Lindquist
Chief Financial Officer