Form 10-K
period 2003-12-31
AUTOLIV INC
filed 2004-03-11
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2003

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

Number of shares of Common Stock outstanding as of March 9, 2004: 94,985,450 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 (the "Annual Report"), are incorporated by reference into Parts I and II.

2. Portions of the definitive Proxy Statement dated March 5, 2004, for the annual stockholders' meeting to be held April 27, 2004 (the "2004 Proxy Statement"), are incorporated by reference into Parts II and III.

3. Certain Exhibits of Autoliv, Inc.'s Registration Statement on Form S-4 (File #333-23813)(the "Registration Statement") are incorporated by reference into Part IV.

PART I

Item 1. Business*

General
Autoliv, Inc. ("Autoliv"), a Delaware holding corporation with principal executive offices in Stockholm, Sweden, which owns two principal subsidiaries, Autoliv AB ("AAB" or "Autoliv AB") and Autoliv ASP, Inc.("ASP"). Autoliv's filings with United States Securities and Exchange Commission, which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, are available online at www.autoliv.com, Financial Info, Filings. These reports are available at Autoliv's website soon after they are electronically filed with the Securities Exchange Commission (the "SEC").

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

_________________________________________________________________________________
* This form 10-K contains statements which are not historical facts but forward-looking statements that involve risks and uncertainties that could cause the Company´s results to differ materially from what is projected, including the following: Higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending an future litigation and and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or Governmental action; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including currency exchange rate fluctuations and other factors. The Company undertakes no obligations to update publicity and forward-looking statements whether as a result of new information or future events.
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

Autoliv employs 32,100 people and its head office is located in Stockholm, Sweden and employs about 40 people. Autoliv's total headcount, including temporary employees, is 37,000. Autoliv's sales in 2003 were $5.3 billion, approximately 68% of which consisted of airbags and associated products and approximately 32% of which consisted of seat belts and associated products. Autoliv's major markets are in Europe and the United States.

The information required by Item 1 regarding developments in the Company's business since the beginning of 2003 is contained in the Annual Report and is incorporated herein by reference.

Financial Information on Segments
Autoliv considers its products to be components of integrated car passenger protection systems, which fall within a single industry segment. The financial data relating to Autoliv's business in such segment over the last three fiscal years is contained in the Consolidated Financial Statements on page 25 through 42 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 18 of the Notes to the Consolidated Financial Statements on page 41 of the Annual Report and is incorporated herein by reference.

Financial Information on Geographic Areas
Financial information concerning Autoliv's geographic areas is included in the section entitled "Creating Shareholder Value" on page 8 and Note 18 of the Notes to Consolidated Financial Statements on page 41 of the Annual Report, and is incorporated herein by reference.

Products, Market and Competition
Information concerning products, markets and competition is included in the section titled "Creating Shareholder Value" on page 8 in the Annual Report and is incorporated herein by reference.

Research, Development and Engineering
Expenses incurred for research, development and engineering activities were $305.4 million, $229.8 million and $200.8 million for the years ended December 31, 2003, 2002 and 2001 respectively. Additional information on research, development and engineering is included in the sections titled "Research & Development" and "R, D & E Projects" on pages 10 and 11 of the Annual Report and is incorporated herein by reference.

Manufacturing and Production
Including joint venture operations, Autoliv has approximately 80 wholly or partially owned production facilities located in 29 countries, consisting of both component factories and assembly factories. See "Item 2. Properties" for a description of Autoliv's principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seat belt and airbag assembly, seat subsystems, and steering wheels. The assembly factories source components from a number of parties, including Autoliv's own component factories, and assemble complete restraint systems for "just-in-time" delivery to customers. The products manufactured by Autoliv's wholly owned assembly factories in 2003 consisted of more than 74 million complete seat belt systems (39 million of which were fitted with pretensioners), and about 53 million airbag modules (including more than 25 million side-impact airbags).

Autoliv's "just-in-time" delivery systems have been designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. "Just-in-time" deliveries require final assembly in geographic areas close to the customers which allow for rapid delivery to customers. The fact that the major automobile manufacturers are continually expanding production activities into more countries and require the same or similar safety systems as produced in Europe, Japan or the US increases the importance to suppliers of having assembly capacity in several countries. Consolidations among our customers also further this trend.

Automobile manufacturers are seeking competitive quotes from suppliers and demand significant price reductions over a product's life cycle. In line with its customers' purchasing strategies, Autoliv has implemented cost-saving programs that management believes will help reduce Autoliv's own material, production and administrative costs.

If the supply of raw materials and components is not disrupted, the Autoliv assembly operations generally are not constrained by capacity considerations. Autoliv can adjust capacity in response to changes in demand within a few months by the addition or removal of standardized production and assembly lines. Most of Autoliv's assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity.

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

All wholly owned Autoliv subsidiaries (except for recently acquired companies) with direct deliveries to car manufacturers are certified according to "QS 9000", an automotive quality standard that incorporates the requirements of "ISO 9000".

During 2001, Autoliv launched a plan to certify its subsidiaries to "ISO/TS 16949", a new global quality management system for the automotive industry, which in time will replace "QS 9000". So far 50% of the subsidiaries have been certified to this new quality standard. These subsidiaries account for approximately 80% of consolidated sales.

Sources and Availability of Raw Materials and Components
Autoliv's business uses many raw materials and components in the manufacture of its products, nearly all of which are generally available from a number of qualified suppliers. Peaks in worldwide demand have had an impact on raw material costs and availability. Autoliv's business, however, has not generally experienced significant or long-term difficulty in obtaining raw materials.

Autoliv's Dependence on Suppliers
Autoliv may be dependent in certain instances on a single supplier for certain components relating to particular customer programs. Delays or stoppages in the delivery of components that are produced by a single supplier could result in Autoliv being unable to supply complete products to its customers. Such delays or stoppages could result in Autoliv's customers having to halt their own production processes, which might result not only in loss of income to Autoliv on the reduced volume of supplied products but also in the customer seeking re-coupment for consequential losses incurred due to its own lost production.

Joint Ventures
An important element of Autoliv's strategy has been to establish joint ventures to promote Autoliv's geographical expansion and technological development and to gain assistance in marketing Autoliv's full product line to local automobile manufacturers. In certain emerging markets it is required that local partners own a majority interest and, therefore, joint venture arrangements represent the only access to those markets. Autoliv is not currently involved in any joint ventures that have been formed for the purpose of developing technology, but it is possible that strategic alliances combining Autoliv's technologies and expertise with that of others may expand the business opportunities in the future. Total sales of Autoliv's joint ventures operations as per December 31, 2003 to outside customers were approximately $235 million in 2003. These joint venture operations are accounted for according to the equity method.

Autoliv Joint Ventures at December 31, 2003

Country/ % Ownership by Autoliv
______________________________________________________________________________________

China
30%	Changchun Hougguang-Autoliv Vehicle Safety Systems Co. Ltd., Changchun
50%	Nanjing Houngguan-Autoliv Safety Systems Co. Ltd., Nanjing
45%	Shanghai-VOA Webbing Belt Co. Ltd., Shanghai

France
49%	EAK SA Composants pour L'Industrie Automobile, Valentigney
49%	EAK SNC Composants pour L'Industrie Automobile, Valentigney

India
50%	Autoliv-IFB India Ltd., Bangalore

Malaysia
49%	Autoliv-Hirotako Safety Sdn Bhd (parent and subsidiaries), Kuala Lumpur
40%	Furniweb-VOA Safety Webbing Sdn Bhd, Kuala Lumpur

Taiwan
59%	Mei-An Autoliv Co. Ltd., Taipei*

*Autoliv holds a 59 percent interest in the capital but does not consolidate because it controls only 50 percent of the voting power
______________________________________________________________________________________

Autoliv typically contributes design and production knowledge to the joint venture, with the local partner providing sales support and manufacturing facilities. Some of these local partners manufacture and sell standardized seat belt systems, and will, through the joint venture with Autoliv, be able to upgrade their technology to meet specific customer demands and/or expand their product offerings. In addition to joint ventures in emerging markets, Autoliv has also, established joint ventures in markets such as France, either to strengthen its sales position or to gain access to the market.

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

Patents and Proprietary Technology
Autoliv has developed a considerable amount of proprietary technology related to car occupant restraint systems and relies on a number of patents to protect such technology. Autoliv protects many of its innovations with patents, and vigorously protects and defends its patents, trademarks and know-how against infringement and unauthorized use. At present, Autoliv holds approximately 3,100 patents covering a large number of innovations and product ideas, mainly in the fields of seat belt and airbag technologies. Autoliv utilizes, and has access to, the patents of Autoliv's joint ventures and joint venture partners. These patents expire on various dates during the period 2004 to 2023. The expiration of any single patent is not expected to have a material adverse effect on Autoliv's financial position.

Although Autoliv believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against Autoliv in the future. There can be no assurance that any patents now owned by Autoliv, will afford protection against competitors that develop similar technology.

Dependence on the Automotive Industry
The customers of Autoliv are automobile manufacturers whose production volumes are dependent upon general economic conditions and the level of consumer spending. The volume of car production in Autoliv's most important markets in Europe, North America, and Asia has fluctuated from year to year, and such fluctuations have given rise to fluctuations in the demand for Autoliv's products.

Major Customers and Substantial Reliance by Autoliv on Major Customers
The customer base of Autoliv consists of a relatively small number of automobile manufacturers. Although business with any given customer is typically split into several contracts (usually one contract per vehicle model), the loss of all of the business of certain customers could have a material adverse effect on Autoliv. Combined sales to Autoliv's three largest customers represented Ford (incl. Volvo Cars 8%, Mazda etc.) 24%, Renault (incl. Nissan) 14% and General Motors (incl. Opel, Holden, SAAB etc.) 12% of total fiscal 2003 sales and the largest contract less than 4% of total fiscal 2003 sales.

Information concerning major customers included in the section titled "Trends and Risks analysis" on page 15 and 16 and Note 18 of the Notes to the Consolidated Financial Statements on page 41 of the Annual Report, and is incorporated herein by reference.

Autoliv's Pricing Pressures
As a consequence of the major automobile manufacturers' strong purchasing power, and the competitive pressures on car occupant restraint system suppliers to increase such suppliers' manufacturing capabilities, the unit prices of airbag systems, seat belts and other Autoliv products will likely continue to decline. In addition, similar to other automobile component manufacturers, Autoliv expects that Autoliv and its subsidiaries will, under certain circumstances, quote fixed or maximum prices for long-term supply arrangements. The future profitability of Autoliv will depend upon, among other things, its ability to continue to reduce its per unit costs and maintain a cost structure, internally and with its suppliers, that will enable it to remain cost-competitive. Autoliv's profitability may also be influenced by its success in designing and marketing technological improvements in car occupant restraint systems.

Product Warranty and Recalls
Autoliv is exposed to product liability and warranty claims in the event that our products fail to perform as expected and such failure results, or is alleged to result, in bodily injury and/or property damage. We cannot assure that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or all or of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly the future costs of warranty claims by our customers may be material, however, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the appropriateness of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

Seasonality and Backlog
Autoliv's business is not subject to significant seasonal fluctuations. There are no material backlogs in Autoliv's business.

Certain Regulatory Matters and Developments
The automotive safety industry is subject to substantial regulation, both in the United States and in many other countries, which may affect the demand for Autoliv's products and Autoliv's manufacturing and development costs. These regulations are subject to frequent review by applicable regulatory authorities and other governmental entities, and are subject to change. In the United States, federal legislation requires driver-side and passenger-side airbags in all new passenger cars, effective as of September 1, 1997, and in all new light vehicles (unloaded vehicle weight of 5,500 pounds or less), effective as of September 1, 1998. Changes in regulations could have a material adverse impact on Autoliv's operations and financial condition. Such regulations are subject to a number of factors that are not within the control of Autoliv, including adverse publicity regarding the safety risks of airbags to children and small adults, domestic and foreign political developments, and litigation relating to Autoliv's and its competitors' products. There can be no assurance those regulatory developments or adverse publicity will not adversely affect customer demand for the Company's automotive safety products. Such changes could also result in slower increases, or in decreases, in demand for automotive safety products in other countries.

In June 1998 President Clinton signed into law the "Transportation Equity Act for the 21st Century (TEA-21)", the omnibus highway transportation-spending bill passed by Congress. Contained within this bill is a provision that directs the Department of Transportation to initiate a federal rulemaking procedure for the purpose of mandating testing protocols and phase-in schedules for advanced or "smart" restraints.

In May 2000, the final regulations (No. NHTSA 00-7013, Notice 1) were issued, requiring 35 % of all light vehicles sold in the United States between September 1, 2003 and August 31, 2004 to be in compliance with the new regulations. 65 % and 100% of all new vehicles in the following model year and the third model year, respectively, are required to be in compliance with the regulations. Although the U.S. National Highway Traffic Safety administration (the "NHTSA") had approved the advanced airbag regulations in May 2000 with an amendment in 2001, the NHTSA published a notice of proposed rulemaking (NPRM) in September 2002, in response to petitions for rulemaking, to reduce the percentage of vehicles that must comply with the advanced air bag requirements during the first year of the first stage, i.e., from September 1, 2003, through August 31, 2004, from 35 % to 20%. A recent final rule adopts that proposed change. The new regulations are expected to increase the unit price for frontal airbag system, and thereby increase the North American airbag market, but also have ripple effects on other markets.

Environmental
Autoliv is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and occupational safety and health laws and regulations. Although it is our intention to comply with all such requirements and regulations, we cannot provide insurance that we are at all times in compliance. Environmental requirements are complex, change and have tended to become more stringent over time. Accordingly, we cannot provide any more that these requirements will not change or become more stringent in the future.

Since 1996, Autoliv has had an environmental plan, which is based on Autoliv's environmental policy. According to the plan, the Autoliv plants and units should become certified according to ISO 14001, an international standard for environmental management systems. So far, 48 facilities representing more than 90% of consolidated sales have been certified according to the standard, including all major plants in Europe and North America

Autoliv has no pending material environmental related issues. The Company does not incur (or expects to incur) any material costs or capital expenditures for environmental control facilities associated with compliance with Federal, State and local environmental requirements.

Additional information relating to the Company's environmental management is included in the section titled "Environment" on page 13 of the Annual Report and is incorporated herein by reference.

Employees
At December 31, 2003, Autoliv and its subsidiaries had approximately 32,100 employees. In addition, Autoliv had approximately 4,900 temporary hourly workers.

Autoliv considers its labor relations to be good and has not experienced any major strike or other significant labor dispute for many years.

Important unions that some of Autoliv's employees belong to are Swedish Metal Workers Union, the Swedish Union of Clerical and Technical Employees in Industry, the Swedish Foremen and Supervisors' Association and the Swedish Association of Graduated Engineers, IG Metall and Textil und Bekleidung in Germany, Amicus in the United Kingdom, the Metal Workers Union in Australia, the Union of Needletraders and Industrial and Textile Employees in the United States, Confederation Generale des Travailleurs in France and Federacion Minerometalurgica, Union General de Trabajadores and Comisiones Obereras in Spain.

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

Under Swedish law, Autoliv's subsidiaries must negotiate important changes in operations and working conditions with the unions representing its employees. In other countries (including Germany, Spain and France), negotiations must take place when a company wishes to dismiss employees and under certain other circumstances.

Employees in the Netherlands and Germany are represented by legally mandated workers' councils or similar organizations.

Twice a year Company Management are conducting a European Employee Council meeting (EEC) to provide employee representative with important information and a forum for exchange of opinions.

Available information
The public may read and copy any materials Autoliv files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. Further information regarding filings with the Securities and Exchange Commission is included in the section titled "SEC and NYSE filings" of the Annual Report and is incorporated herein by reference (page 2 in the Annual Report).

Item 2. Properties

Autoliv's principal executive offices are located in the World Trade Center, Klarabergsviadukten 70, SE-107 24, Stockholm, Sweden. Autoliv's various businesses operate in a number of production facilities and offices. Autoliv believes its properties to be adequately maintained and suitable for their intended use and its production facilities to have a capacity adequate for its current and foreseeable needs. All of Autoliv's production facilities and offices are owned or leased by operating (either subsidiary or joint venture) companies.

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Production Facility	Items Production Facility

Argentina
Autoliv Argentina SA	Buenos Aires	Seat belts, airbags

Australia
Autoliv Australia Proprietary Ltd	Melbourne	Seat belts, airbags
VOA Webco Pty Ltd	Melbourne	Seat belt webbing

Belgium
Autoliv Belgium N.V.	Gent	Sequency plant and airbag assembly, Steering wheel

Brazil
Autoliv do Brasil Ltda.	Taubaté	Seat belts, airbags, Steering wheels and webbing

Canada
VOA Canada, Inc	Collingwood	Seat belt webbing
Autoliv Canada, Inc	Tilbury	Airbag cushions
Autoliv Electronics Canada, Inc	Markham, Ontario	Airbag electronics

China
Autoliv Vehicle Safety Systems Co. Ltd	Shanghai	Airbags
Autoliv MawHung Vehicle Safety Systems Co. Ltd	Changchun	Seat belts
Changchun Hougguang-Autoliv Vehicle Safety System Co. Ltd	Changchun	Seat belts
Nanjing Houngguan-Autoliv Safety Systems Co. Ltd	Nanjing	Seat belts
Shanghai-VOA Webbing Belt Co Ltd	Shanghai	Seat belt webbing

Estonia
Norma AS	Tallinn	Seat belts

France
Autoliv France SNC	Gournay-en-Bray	Seat belts and airbags
Autoliv Automation	Gournay	Production machinery equipment
EAK Composants pour L'Industrie Automobile	Valentigney	Seat belts and airbags
Isodelta SA	Poitiers	Steering wheels and covers
Livbag SA	Brest	Airbag inflators
NCS Pyrotechnie et Technologies SA	Survillier	Initiators for airbag inflators
OEA France Pyroindustrie	Les Mureaux	Initiators for airbag inflators
Autoliv Electronics SAS	Rouen	Airbag electronics

Germany
Autoliv GmbH	Dachau	Airbags and pretensioners
Autoliv GmbH	Elmshorn	Seat belts
Autoliv GmbH	Dobeln	Seat belts
Autoliv GmbH	Braunschweig	Airbag module assembly
Stakupress GmbH	Norderstedt	Metal components for seat belts
Autoliv Protektor GmbH	Lubeck	Seat belts

Hungary
Autoliv KFT	Sopron	Seat belts

India
Autoliv-IFB India Ltd	Bangalore	Seat belts

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seat belts

Japan
Autoliv Japan Ltd	Tsukuba	Airbags
Autoliv-Nichiyu Japan Co. Ltd	Taketoyo	Airbag inflators
Autoliv-Izumi Japan Ltd	Atsugi	Steering wheels
NSK-Autoliv	Fujisama	Seat belts
Autoliv Hiroshima Ltd	Hiroshima	Steering wheels

Korea
Autoliv Mando Corporation	Kangwondo	Airbags

Malaysia
Autoliv-Hirotako Safety Sdn Bhd	Kuala Lumpur	Seat belts and airbags
Furniweb-VOA Safety Webbing Sdn Bhd	Kuala Lumpur	Seat belt webbings

Mexico
Autoliv de Mexico SA de CV	Lerma	Seat belts, airbags
Autoliv Safety Technologies de Mexico SA de CV	Tijuana	Seat belts
Autoliv Components Mexico, SA de RL de CV	El Marques	Airbag cushions and leather wrapping of steering wheels
Autoliv Spring Dynamics Mexico	Lerma	Springs for belt retractors and height adjusters
Autoliv Steering Wheels Mexico	El Marques	Steering wheels

Netherlands
Autoliv BV	Landgraaf	Seat belts and integrated child seats
Van Oerle Alberton BV	Boxtel	Seat belt webbing

Philippines
Autoliv QB Inc	Manila	Seat belts
Autoliv-Izumi Co	Cebu	Steering wheels

Poland
Autoliv Poland Sp z.o.o.	Olawa	Airbag cushions
	Jelcz-Laskowice	Seat belts

Romania
Autoliv Romania SA	Brasov	Seat belts

South Africa
Autoliv Southern Africa Pty Ltd	Gauteng	Seat belts

Spain
Autoliv-KLE SAU	Barcelona	Seat belts
Autoliv-BKI SA	Valencia	Seat belts and airbags

Sweden
Autoliv Sverige AB	Vargarda	Airbags, seat belts and integrated child seats
Autoflator AB	Vargarda	Cold inflators
Autoliv Mekan AB	Hassleholm	Components for car
	Vaxjo	seats
Autoliv Electronics AB	Motala	Airbag electronics and other electronic products

Taiwan
Mei-An Autoliv Co. Ltd	Taipei	Seat belts and airbags

Thailand
Autoliv Thailand Ltd	Bangkok	Seat belts, airbags and leather wrapping of steering wheels

Tunisia
Autoliv Tunisia	Zriba	Seat belts
Autoliv Steering Wheels Tunisia	El Fahs and Ennadour	Leather wrapping of steering wheels

Turkey
Autoliv Cankor	Istanbul	Seat belts, airbags and steering wheels
Autoliv Spring Dynamics Turkey	Istanbul	Springs for belt retractors and height adjusters
Autoliv Leather Steering Wheel Ltd. Co.	Istanbul	Steering Wheel

United Kingdom
Autoliv Ltd	Havant	Airbags
Autoliv Spring Dynamics Ltd	Milton Keynes	Springs for belt retractors and height adjusters
Airbags International Ltd	Congleton	Airbag cushions
Spiroflex Ltd	Northampton	Springs for belt retractors and height adjusters

USA
Autoliv ASP, Inc.	Brigham City, Utah	Inflators and seat belts
	Madisonville, Kentucky	Seat belts
	Ogden, Utah	Airbag modules
	Ogden, Utah	Service parts
	Ogden, Utah	Airbag cushions
	Ogden, Utah	Inflators
	Promontory, Utah	Gas generators
	Colombia City, Indianapolis	Steering wheels
OEA, Inc.	Tremonton, Utah	Airbag initiators

TECHNICAL CENTERS AND CRASH LABORATORIES

Location	Function
______________________________________________________________________________________________

Australia
Autoliv Australia, Melbourne	Full-scale test laboratory

France
Autoliv France, Gournay-en-Bray	Technical center with full-scale test laboratory

Germany
Autoliv Germany, Dachau	Technical center with full-scale test laboratory
Autoliv Germany, Hamburg	Full-scale test laboratory

Japan
Autoliv Japan, Tsukuba	Sled testing, technical center
Autoliv NSK, Kanagawa	Technical center with full-scale test laboratory

Korea
Autoliv Mando, Hwa Sung city	Technical center with full-scale test laboratory

Spain
Autoliv Spain, Barcelona	Full-scale test laboratory

Sweden
Autoliv Research, Vargarda	Research center
Autoliv Safety Center, Vargarda	Technical center for full-scale tests, roll-overs, etc.

United Kingdom
Autoliv UK, Havant	Technical center with full-scale test laboratory

USA
Autoliv North America, Michigan	Technical center with full-scale test laboratory
Autoliv Inflator, Utah	Pyrotechnic Research

Additonal information relating to the Company's properties is included in the section titled "Autoliv Around the World" on pages 48 and 49 of the Annual Report and is incorporated herein by reference.

Item 3. Legal Proceedings.

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters.

Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel it is the opinion of management that the litigations to which we are currently a party will not have a material adverse impact on the consolidated financial position of Autoliv, but we cannot provide assurance that we will not experience any material product liability or other losses in the future.

In December 2003, an U.S. Federal District Court awarded a supplier of Autoliv ASP, Inc. approximately $27 million plus interest in connection with a commercial dispute. Autoliv intends to appeal the verdict as soon as possible. While legal proceedings are subject to inherent uncertainty, Autoliv believes that it has valid grounds for appeal which would result in a new trial and that it is possible that the judgment could be eliminated or substantially altered. Consequently, in the opinion of the Company's management, it is not possible to determine the final outcome of this litigation at this time. It cannot be assured that the final outcome of this litigation will not result in a loss that will have to be recorded by the Company.

The Company believes that it is currently adequately insured, against product and other liability risks, at levels sufficient to cover potential claims, but we cannot be assured that the level of coverage will be sufficient in the future or that such coverage will be available on the market.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Autoliv during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information concerning the market for Autoliv's common stock including the relevant trading market, and approximate number of shareholders is included in the section titled "Outperforming the Market" on pages 50 and 51 of the Annual Report and is incorporated herein by reference. The table below contains recent share prices and dividends.

		SHARE PRICE AND DIVIDENDS

		New York (US$)			Stockholm (SEK)			Declared Dividend
Period		High	Low	Close	High	Low	Close	US$	SEK
_____________________________________________________________
Q1	2002	25.90	19.25	24.24	268	197	249	0.11	1.15
Q2	2000	25.25	21.30	25.20	252	192	224	0.11	1.07
Q3	2002	25.40	19.80	21.08	234	182	195	0.11	1.02
Q4	2002	22.55	16.75	20.93	210	155	179	0.13	1.18
Q1	2003	20.96	18.79	19.97	195	155	165	0.13	1.09
Q2	2003	27.50	25.40	27.08	220	162	216	0.13	1.00
Q3	2003	31.48	30.17	30.17	269	211	233	0.15	1.27
Q4	2003	38.24	34.30	37.65	280	231	273	0.15	1.13

Autoliv has only Equity Compensation Plans approved by stockholders. Information about the Company's Equity Compensation Plans is included on page 13 of the 2004 Proxy Statement.

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2003 is included on page 53 of the Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2003 is included on pages 15 through 24 of the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Quantitative and Qualitative Disclosures about Market Risk are included in the section titled "Trends and Risks Analysis" on pages 15 and 16 and "Financial Risks and Policies" on page 22 of the Annual Report and are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2003 and 2002 and the Consolidated Statements of Income and Cash Flows and Statements of Shareholder's Equity for each of the three years in the period ended December 31, 2003, the Notes to Consolidated Financial Statements, and the Report of Independent Auditors are included on pages 25 through 43 of the Annual Report and are incorporated herein by reference.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For the fiscal year 2004 the Audit Committee has initiated a change in the lead auditor of Ernst & Young AB, from Mr. Olof Cederberg to Mr. Paul Steih. Mr. Cederberg has been the lead auditor of Autoliv during 2003. The change is not prompted by any disagreement with Mr. Cederberg on accounting and financial disclosure of Autoliv. Other than the change in the lead auditor from Ernst & Young AB described above, there are no changes and there are no disagreements with the independent auditors regarding accounting or financial disclosure matters.

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

(b)  Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors:
Information concerning the directors and nominees for re-election of directors of Autoliv is included on pages 3-8 in the 2004 Proxy Statement and is incorporated herein by reference.

Executive Officers of the registrant:

LARS WESTERBERG, age 55, President and Chief Executive Officer of Autoliv, Inc. from February 1, 1999, and director of Autoliv since February, 1999. From 1994 until he assumed his positions with Autoliv, Mr. Westerberg was President and Chief Executive Officer of Granges AB, a Swedish-based aluminum and plastics company listed on the Stockholm Stock Exchange. From 1991 and until 1994 he held the same positions at the publicly-traded welding company Esab AB. He started his employment at Esab in 1984 and held several executive positions, including President of Esab's North American subsidiary. Mr. Westerberg is the Chairman of Ahlsell AB, a Swedish heating, water and sanitation company and a director of Plastal AB, a Swedish supplier of automotive plastic components. Mr. Westerberg holds a Master of Science degree in Electrical Engineering from the Royal Institute of Technology (KTH) in Stockholm and a MBA from the University of Stockholm.

LEIF BERNTSSON, age 48, Vice President Quality, appointed May 1, 1997. Mr. Berntsson has been Vice President Quality of Autoliv AB since 1988 and also Vice President Purchasing of Autoliv AB from 1992 until July 1, 1999. Mr. Berntsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

YNGVE HÅLAND, age 58, Vice President Research, appointed May 1, 1997. Dr. HÅland has been Vice President Research of Autoliv AB since 1994. Prior to that he was Group Manager Research for Autoliv AB from 1989. Dr. HÅland is Professor at Chalmers Institute of Technology in Gothenburg . He holds a Master of Science degree and he also holds a doctorate's degree from Chalmers Institute of Technology.

HALVAR JONZON, age 53, Vice President Purchasing, assumed his position on January 1, 2002. Mr. Jonzon has held various positions since 1974 in Electrolux, the Swedish white goods company, including General Manager of Electrolux International (1983-86), Senior Vice President, Purchasing for the White Goods Division (1986-91), Senior Vice President and General Manager for Nordic Markets (1991-96) and for the European Logistics Division (1996-99), as well as Senior Vice President and Chief of Staff of Electrolux Home Products Europe S.A. in Brussels (1999-02). He holds an MBA from Stockholm School of Economics and an Executive Education Diploma from Columbia Business School, N.Y.

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

BENOIT MARSAUD, age 51, Vice President Manufacturing, appointed February 4,1998. Mr. Marsaud has been Vice President Manufacturing of Autoliv AB since 1992 and in addition was appointed President of Autoliv France in May 1997. He holds a Master of Science Degree from Ecole Nationale Superieure Des Arts et Metiers in Paris.

MATS ÖDMAN, age 53, Director of Corporate Communications, appointed May 1, 1997. Mr. Ödman has been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Ödman had the same position in Fermenta AB and Gambro AB. Prior to that Mr. Ödman was Investor Relations Manager of Pharmacia AB.

JAN OLSSON, age 49, Vice President Engineering, appointed October 1, 1997. Mr. Olsson was Manager of Engineering of Autoliv Sverige AB from 1989 until August 1994 when he became President of the same company, a position he held until he was appointed to his current position. Mr. Olsson holds a Master of Science Degree from the Chalmers Institute of Technology in Gothenburg.

HANS-GÖRAN PATRING, age 54, Vice President Human Resources, appointed on April 26, 2001. Prior to assuming his current position on January 1, 2002, he was Deputy Vice President, Human Resources from September 3, 2001, and from 1999 Group Vice President of Human Resources of the Global Automation Division at ABB in Zurich, Switzerland. Previously, he was Vice President of Human Resources for ABB's Global Robotics Business based in the UK for three years.

JÖRGEN I. SVENSSON, age 42, Vice President Legal Affairs, General Counsel and Secretary, appointed May 1, 1997. Mr. Svensson has been Legal Counsel of Autoliv AB since 1989, General Counsel since 1991, and Vice President Legal Affairs and General Counsel since 1994. Mr. Svensson holds a degree of Master of Law from the University of Lund, Sweden.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The information required by Item 10 regarding our directors is included under the captions "Election of Directors", "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" on page 14 of the 2004 Proxy Statement and is incorporated herein by reference. The information required by Item 10 regarding the Company's code of ethics is included under the caption "Corporate Governance" on pages 44 and 45 in the Annual Report and is incorporated herein by reference. The information required by the same item regarding Audit committee and Audit committee financial experts is included in the section "Committees of the Board" on page 6 in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 regarding executive compensation for the year for the year ended December 31, 2003 is included under the caption "Executive Compensation" on pages 9 through 14 of the 2004 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 regarding beneficial ownership of Autoliv's common stock is included under the caption "Executive Compensation" on page 9 and pages 12-13 of the 2004 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

The information required by Item 9 (e) of Schedule 14A regarding principal accounting fees and services provided to Autoliv is included under the caption "Ratification of Appointment of Independent Auditors" on pages 17 and 18 of the 2004 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (a) Documents Filed as Part of this Report

(1)

Financial Statements

The following consolidated financial statements are included on pages 25 through 43 of the Annual Report and Selected Financial Data is included on page 53 of the Annual Report and are incorporated herein by reference:

(i) Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001 (page 25); (ii) Consolidated Balance Sheets- as of December 31, 2003 and 2002 (page 26); (iii) Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001 (page 27); (iv) Consolidated Statements of Shareholders' Equity - as of December 31, 2003, 2002 and 2001 (page 28); (v) Notes to Consolidated Financial Statements (pages 29-42); (vi) Report of Independent Auditors (page 43)

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

10.2	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv's Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997)

10.3	Amendment No. 1 to Autoliv, Inc. Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002)

10.4	Form of Employment Agreement between Autoliv, Inc. and its executive officers, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002)

10.5

Form of Supplementary Agreement to the Employment Agreement between Autoliv and certain of its executive officers, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002)

10.6	Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Lars Westerberg, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002)

10.7	Form of Severance Agreement between Autoliv and its executive officers, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002)

10.8	Pension Agreement, dated November 26, 1999, between Autoliv AB and Lars Westerberg, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002)

10.9*	Form of Amendment to Employment Agreement - notice.

10.10*	Form of Amendment to Employment Agreement - pension.

10.11*	Form of Agreement - additional pension.

10.12**	Amendment No.2 to the Autoliv, Inc. 1997 Stock Incentive Plan

11

Information concerning the calculation of Autoliv 's earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

13	Autoliv's Annual Report to Shareholders for the fiscal year ended December 31, 2003.

21**	Autoliv's List of Subsidiaries.

22	No matters were submitted to Autoliv's stockholders during the fourth quarter of 2003.

23**	Consent of Ernst & Young AB.

31**	Certification of the Chief Executive Officer and Chief Financial Officer of Autoliv, Inc.

32**	Certification of the Chief Executive Officer and Chief Financial Officer of Autoliv, Inc.

99.h	Facilities Agreement of $850,000,000, dated March 31, 2003, among Autoliv Inc. and the lenders named therein

________________________
* Filed in 10-K for the fiscal year ended 2002.
** Filed herewith

(b) Reports on Form 8-K

On October 16, 2003, the Company filed a current report on Form 8-K to report under Items 7 and 12 that it issued a press release announcing its financial results for the third quarter of 2003.

On December 2, 2003, the Company filed a current report on Form 8-K to report under Item 5 that it issued a press release reporting that Autoliv's wholly-owned subsidiary OEA, Inc. entered into a license agreement and has received $35 million as a one-time consideration for past and future use of certain initiator and inflator technologies.

On December 8, 2003, the Company filed a current report on Form 8-K to report under Item 5 that it issued a press release reporting that a jury in a U.S. district court has awarded a supplier of Autoliv ASP Inc, a wholly-owned subsidiary of the Company, $27 million for alleged breach of contract and that the Company believes that it has met all its obligations under the contract and will appeal the decision.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 11 day of March, 2004.

AUTOLIV, INC.
(Registrant)
By /s/ Magnus Lindquist

Magnus Lindquist
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 11 day of March, 2004.

Title	Name

Chairman of the Board of Directors	/s/ S. Jay Stewart S. Jay Stewart

Chief Executive Officer and Director (Principal Executive Officer)	/s/ Lars Westerberg Lars Westerberg

Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ Magnus Lindquist Magnus Lindquist

Director	/s/ Per-Olof Aronson Per-Olof Aronson

Director	/s/ Dionisio Garza Medina Dionisio Garza Medina

Director	/s/ Sune Carlsson

Director	/s/ Walter Kunerth Walter Kunerth

Director	/s/ James M. Ringler James M. Ringler

Director	/s/ Tetsuo Sekiya Tetsuo Sekiya

Director	/s/ Roger W. Stone Roger W. Stone

Director	/s/ Per Welin Per Welin

Director	/s/ George A. Lorch George A. Lorch
EXHIBIT 21 LIST OF SUBSIDIARIES OF THE COMPANY
Argentina
Autoliv Argentina SA

Australia
Autoliv Australia Proprietary Ltd
Van Oerle Webco Pty Ltd

Belgium
Autoliv Belgium N.V.

Brazil
Autoliv do Brazil Ltda.

Canada
Autoliv Canada, Inc.
Autoliv Electronics Canada, Inc.
VOA Canada, Inc.

China
Autoliv (Shanghai) Vehicle Safety Systems Co. Ltd (60%)
Autoliv (Changchun) Maw Hung Vehicle Safety Systems Co. Ltd (59%)

Estonia
Norma AS (51%)

France
Societe Franco Suedoise d'Investissement SA
Autoliv France SNC
Autoliv IsoDelta SA
Livbag SA
Livbag SNC NCS Pyrotechnie et Technologies SA
Autoliv Electronics SAS
OEA Europe Sarl

Germany
Autoliv GmbH
Autoliv Sicherheitstechnik GmbH
Autoliv Stakupress GmbH
Autoliv Autosicherheitstechnik GmbH
Autoliv Protektor GmbH

Hungary
Autoliv KFT

Indonesia
P.T. Autoliv Indonesia

Italy
Autoliv Italia S.P.A

Japan
Autoliv Kabushiki Kaisha Ltd
Autoliv Japan Ltd
Autoliv Nichiyu Japan Co. Ltd.
Autoliv Izumi Japan Ltd.
Autoliv Hiroshima Ltd

Korea
Autoliv Mando Corporation (65%)

Mexico
Autoliv Mexican Holdings S de RL de CV
Autoliv Components Mexico S de RL de CV
Autoliv Servicios S de RL de CV
Autoliv Safety Technology de Mexico SA de CV
Autoliv Steering Wheels Mexico S de RL de CV
Autoliv Steering Wheels Services S de R. de CV
Autoliv Resortes Dinamicos SA de CV
Servicios Administrativos Autoliv SA de CV
Autoliv Mexico SA de CV

The Netherlands
Autoliv Holding BV
Autoliv BV
Autoliv ASP BV
Autoliv Overseas BV
Marling BV
Van Oerle Alberton Holding BV
Van Oerle Alberton BV

New Zealand
Autoliv New Zealand Ltd.

Philippines
Autoliv Philippines Izumi Co
Autoliv QB Inc (91%)

Poland
Autoliv Poland Sp. z.o.o.

Romania
Autoliv Romania SA

Russia
A.O. Autoliv

South Africa
Autoliv Southern Africa Pty Ltd

Spain
Autoliv KLE, S.A.U.
Autoliv BKI SA

Sweden
Autoliv AB
Autoliv Sverige AB
Autoliv East Europe AB
Autoliv Electronics AB
Svensk Airbag AB
Autoliv Hammarverken AB
Autoliv Mekan AB
Autoflator AB

Thailand
Autoliv Thailand Ltd
Autoliv Thailand Safety Technology Ltd

Tunisia
Autoliv Tunisia Zriba
AWS1 El Fahs
AWS2 Nadour
AWS3 Nadour
ASF El Fahs

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri San Ve Tic AS
Autoliv Springdynamics Turkey Ltd
Autoliv Leather Steering Wheel Ltd Co.

United Kingdom
Autoliv UK Holding Ltd
Autoliv Ltd
Autoliv Holding Ltd
Airbags International Ltd
Autoliv Spring Dynamics Ltd
Spiroflex Ltd.

USA
Autoliv ASP, Inc. (Indiana)
OEA, Inc. (Delaware)
Autoliv Safety Technology, Inc (Delaware)
Autoliv Holding, Inc. (Delaware)

All subsidiaries are wholly owned unless otherwise indicated.

The names of certain subsidiaries, which considered in the aggregate would not constitute a "significant subsidiary" as such term is defined in the regulations under the federal securities laws, have been omitted from the foregoing list.

EXHIBIT 23
CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Autoliv Inc. of our report dated January 22, 2004, included in the 2003 Annual Report to the Shareholders of Autoliv Inc. We also consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-26299 and No. 333-26303) pertaining to the Autoliv, Inc. 1997 Stock Incentive Plan and Autoliv ASP Employee Investment Plan of Autoliv Inc., respectively, of our report dated January 22, 2004, with respect to the consolidated financial statements of Autoliv Inc. incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 2003.

/s/ Ernst & Young AB Olof Cederberg
Stockholm, Sweden March 11, 2004