Form 10-Q
period 2004-03-31
AUTOLIV INC
filed 2004-05-03
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended March 31, 2004

Commission File No.: 1-12933

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
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were 94.8 million shares of Common Stock of Autoliv, Inc., par value $ 1.00 per share, outstanding as of April 30, 2004.

FORWARD-LOOKING STATEMENTS
 This Form 10-Q contains statements that are not historical facts but forward- looking statements that involve risks and uncertainties that could cause the Company's results to differ materially from what is projected, including the following: Higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending an future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or governmental action; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including currency exchange rate fluctuations and other factors. Except for the Company's ongoing obligation to disclose material information under the federal securities laws, the Company undertakes no obligations to update publicity and forward-looking statements whether as a result of new information or future events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Three Months Ended March 31,
	2004	2003

Net sales
- Airbag products	$981.5	$880.3
- Seat belt products	506.3	365.4
Total net sales	1,487.8	1,245.7

Cost of sales	(1,190.2)	(1,016.4)
Gross profit	297.6	229.3

Selling, general & administrative expenses	(70.8)	(62.8)
Research, development & engineering expenses	(100.0)	(73.6)
Amortization of intangibles	(5.3)	(5.3)
Other income (expense), net	(1.1)	2.6
Operating income	120.4	90.2

Equity in earnings of affiliates	2.6	1.4
Interest income	1.0	1.0
Interest expense	(9.1)	(12.1)
Other financial items, net	(0.1)	(0.2)
Income before income taxes	114.8	80.3

Income taxes	(36.2)	(26.5)
Minority interests in subsidiaries	(2.2)	(2.0)
Net income	$76.4	$51.8

Earnings per share (basic and diluted)	$.80	$.54

See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)
	March 31	December 31
	2004 (Unaudited)	2003

Assets
Cash & cash equivalents	$127.5	$93.7
Receivables	1,281.8	1,195.3
Inventories	423.8	452.0
Other current assets	90.3	98.4
Total current assets	1,923.4	1,839.4

Property, plant & equipment, net	1,045.3	1,052.2
Goodwill assets, net	1,529.0	1,531.4
Intangible assets, net	172.9	178.9
Other assets	285.0	292.4
Total assets	$4,955.6	$4,894.3

Liabilities and shareholders' equity
Short-term debt	$114.5	$149.4
Accounts payable	698.1	720.5
Other current liabilities	559.0	497.0
Total current liabilities	1,371.6	1,366.9

Long-term debt	868.8	846.2
Pension liability	67.4	64.5
Other non-current liabilities	173.6	173.8
Minority interest in subsidiaries	45.9	40.9
Shareholders' equity	2,428.3	2,402.0
Total liabilities and shareholders' equity	$4,955.6	$4,894.3
See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)
	Three Months Ended March 31,
	2004	2003

Net income	$76.4	$51.8
Depreciation and amortization	72.8	66.9
Deferred taxes and other	(2.2)	6.4
Change in working capital	(27.4)	(17.4)
Net cash provided by operating activities	119.6	107.7

Capital expenditures, net	(72.2)	(60.3)
Acquisitions of businesses and other, net	1.7	(13.7)
Net cash before financing	49.1	33.7

Decrease in short-term debt	(36.2)	(16.1)
Issuance of long-term debt	44.8	63.0
Repayments & other changes in long-term debt	(1.3)	(5.5)
Dividends paid	(14.3)	(12.5)
Shares repurchased	(17.6)	(33.7)
Stock options exercised	6.5	0.1
Other, net	5.8	1.7
Effect of exchange rate changes on cash	(3.0)	1.2
Increase in cash and cash equivalents	33.8	31.9

Cash and cash equivalents at beginning of period	93.7	101.5
Cash and cash equivalents at end of period	$127.5	$133.4
See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. KEY RATIOS (UNAUDITED)
	Three Months Ended March 31,
	2004	2003

Earnings per share1)	$.80	$.54
Equity per share	25.61	21.99
Cash dividend declared per share	.20	.13
Working Capital, $ in millions2)	544	409
Capital employed, $ in millions	3,183	2,962
Net debt, $ in millions3)	754	880
Net debt to capitalization, %4)	23	29

Gross margin, %5)	20.0	18.4
Operating margin, %6)	8.1	7.2

Return on shareholders' equity, %	12.7	10.0
Return on capital employed, %	15.4	12.5

Average no. of shares in millions1)	95.5	96.1
No. of shares at period-end in millions7)	94.8	94.7
No. of employees at period-end	32,700	30,400
Headcount at period-end	37,700	34,200
Days receivables outstanding8)	81	81
Days inventory outstanding9)	29	29

1) Assuming dilution and net of treasury shares
2) In 2004, derivative liability, current of $5.2 million is excluded from Working capital
3) Short- and long-term interest bearing liabilities and related derivatives, less cash and equivalents. See note 3 to Unaudited Consolidated Financial Statements
4) Net debt in relation to net debt and equity (including minority)
5) Gross profit relative to sales
6) Operating income relative to sales
7) Excluding dilution and net of treasury shares
8) Outstanding receivables at average exchange rates relative to average daily sales
9) Outstanding inventory at average exchange rates relative to average daily sales

See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATMENTS (Unless otherwise noted, all amounts are in millions, except for per share amounts) March 31, 2004

1. Basis of Presentation
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

The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Autoliv, Inc. annual report on Form 10-K for the year ended December 31, 2003.

The filings with the SEC of Autoliv's annual report, annual reports on the Form 10-K, quarterly reports on the Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents can also be obtained free of charge from Autoliv at the Company's address. These documents are also available at the SEC's web site at www.sec.gov and at Autoliv's Corporate website: www.autoliv.com.

2. Inventories
Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

	March 31, 2004	Dec. 31, 2003

Raw material	$173.6	$186.7
Work in progress	155.9	157.0
Finished products	94.3	108.3
	$423.8	$452.0

3. Reclassification of fair market value of debt hedges
Gross interest bearing debt decreased during the quarter by $12 million to $983 million. Prior to September 30, 2003, the Company reported the fair market value ("FMV") adjustments associated with hedging instruments as adjustments to the carrying value of the underlying debt. At September 30, 2003 the Company decided to reclassify these adjustments from the debt caption. Accordingly, debt was increased by $88 million. Subsequent to the change, the FMV adjustments at September 30, 2003 are reported in Investments and "Other assets" and "Other non-current liabilities". The FMV adjustments are still considered as debt for the purposes of calculating net debt. At March 31, 2004 the FMV adjustments associated with hedging instruments related to debt amount to $101 million.

4. Restructuring

2003
In 2003 employee related restructuring provisions of $5.9 million were made for severance costs related to plant consolidation in Europe. The provision has been charged against "Other income and expense" in the income statement in the fourth quarter of 2003. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2002 to December 31, 2003.

	Dec 31	Cash	Change in	Translation	Dec 31
	2002	payments	reserve	difference	2003

Restructuring-Employee related	$12.5	$(10.2)	$3.2	$0.6	$6.1
Contractual losses	0.3		(0.3)		-
Liability	18.4		0.5	0.5	19.4
Total reserve	$31.2	$(10.2)	$3.4	$1.1	$25.5

2004
In 2004 restructuring provisions of $1 million were made for severance costs associated with plant closure in The Netherlands. These severance provisions have been charged against "Other income and expense" in the income statement in the first quarter of 2004. The liability of $1.4 million is an accrual for a risk of having to repay insurance proceeds paid out by an insurance company under reservation. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2003 to March 31, 2004.

	Dec 31	Cash	Change in	Translation	March 31
	2003	payments	reserve	difference	2004

Restructuring-Employee related	$6.1	$(0.3)	$1.0	$(0.2)	$6.6
Liability	19.4		1.4	(0.2)	20.6
Total reserve	$25.5	$(0.3)	$(2.4)	$(0.4)	$27.2

During 2003, 1,038 employees were terminated or left voluntarily. As part of the restructuring activities in Europe, for which provisions were made in the fourth quarter of 2003, 110 employees are expected to be severed. Therefore, at December 31, 2003, a decrease of 112 employees remained as part of the restructuring activities covered by the reserves. 48 employees are expected to be severed because of the plant closure in The Netherlands, for which provision was made in the first quarter of 2004. During the first quarter 2004, five employees left the Company. As of March 31, 2004 a decrease of 155 employees remains to be covered by the restructuring reserves.

5. Comprehensive income Comprehensive income includes net income for the year and items charged directly to equity.
Comprehensive income	Three Months Ended March 31,
	2004	2003

Net income	$76.4	$51.8
Minimum pension liability	(0.1)	-
Fair value of derivatives	(1.5)	2.7
Translation of foreign operations	(23.3)	13.8
Other Comprehensive income	(24.9)	16.5

Comprehensive income	$51.5	$68.3

6. Stock repurchase program
In February 2004, Autoliv re-initiated its stock repurchasing program and bought 400,000 shares for $18 million until the blocking period started in the middle of March. Since the repurchasing program was adopted in 2000, Autoliv has bought back 8.5 million shares at an average price of $22.65. Under the existing authorizations, another 11.5 million shares could be repurchased.

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE
Date	(a)Total No.of	(b)Average Price in USD	(a)Total No. of	(b)Average Price in USD	(c)Total No. of	(b)Average Price in USD	(d)Maximum No. of Shares
	Shares Purchased	Paid per Share	Shares Purchased	Paid per Share as Part	Shares Purchased	Paid per Share	that may yet be Purchased
				of Publicity	Announced Plans or Programs		under the Plans or Programs

Jan. 1-
Jan. 31
Total	-	-	-	-	-	-	11,850,362

Feb. 1-
Feb. 29
Total	114,000	44.2819	86,000	44.5037	200,000	44.3773	11,850,362

March 1-
March 31
Total	94,400	43.3396	105,600	43.1625	200,000	43.2461	11,650,362

Total	208,400	43.8551	191,600	43.7645	400,000	43.8117	11,450,362

1) Announcement of share buy back program with authorization to buy back 10 million shares made on the 9th May of 2000, no expiration date for the program.
2) Announcement of expansion of existing share buy back program from 10 million shares to 20 million shares made on the 30th of April 2003.
3) The share buy back program does not have an expiration date.

7. Stock incentive plan
Had compensation costs for all of the Company's stock-based compensation awards been determined based on the fair value of such awards at the grant date, consistent with the methods of FAS-123 Accounting for Stock-Based Compensation, the Company's total and per share net income would have been as follows:

	Three Months Ended March 31,
	2004	2003
Net income as reported	$76.4	$51.8
Add:Compensation under fair value method included in Net income, net of tax	0.4	0.3
Deduct:Compensation under fair value
method for all awards, net of tax	(1.2)	(0.8)
Net income pro-forma	$75.6	$51.3

Earnings per share:
As reported	$.80	$.54
Pro-forma	$.79	$.53

8. New Accounting Pronouncements
Interpretation No. 46 Consolidation of Variable Interest Entities issued January 2003 and revised in December 2003. It addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN-46 requires consolidation of a variable interest entity if the reporting entity is subject to a majority of the risk of loss from the variable interest entity's activities or it is entitled to receive a majority of the variable interest entity's residual returns or both. The consolidation requirements of FIN-46 apply immediately to variable interest entities created after January 31, 2003 and to all other existing structures commonly refered to as special-purpose entities. The consolidation requirements will be effective in the first quarter 2004 to variable interest entities created prior to January 31, 2003. The adoption of FIN-46 did not have, and the application of the revised FIN-46 is not expected to have, a significant impact on earnings and financial position of the Company.

Statement No.132 Employers' Disclosures about Pensions and Other Postretirement Benefits issued December 2003. It has been revised to improve financial statement disclosures for defined-benefit plans. FAS-132 is effective for financial statements issued for fiscal years or interim periods ending after December 15, 2003. Disclosure of information about foreign plans and estimated future benefit payments is effective for fiscal years ending after June 15, 2004.

9. Retirement Plans

Effective December 31, 2003 Autoliv adopted SFAS No.132, the Disclosures about Pensions and Other Postretirement Benefits. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

The Company has non-contributory defined benefit pension plans covering most U.S. employees. Benefits are based on an average of the employee's earnings in the years proceeding retirement and on credited service. Certain supplemental unfunded plan arrangements also provide retirement benefits to specified groups of participants. The funding policy for U.S plans is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, plus any additional amounts which may be determined to be appropriate. The Company has frozen participation in the ASP, Inc., non-contributory defined benefit pension plan for all employees hired after December 31, 2003.

The Company's main non-U.S. defined benefit plan is the U.K plan. The Company has frozen participation in the U.K. defined benefit plan for all employees hired after April 30, 2003.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three months ended March 31, 2004.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 17 to the Consolidated Financial Statements of the Company included in the Company's Annual Report for the year ended December 31, 2003.

The components of net benefit cost associated with non-contributory defined benefit retirement plans are as follows:

	Pension Benefits
	2004	2003
Service cost	$3.44	$3.13
Interest cost	2.08	1.88
Expected return on plan assets	(1.62)	(1.18)
Amortization of prior service cost	0.23	0.10
Amortization of net (gain) loss	0.06	0.28
Net periodic benefit cost	$4.19	$4.21

10. Contingent Liabilities

Legal Proceedings
Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters.

Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, it is the opinion of management that the litigations to which the Company is currently a party will not have a material adverse impact on the consolidated financial position of Autoliv, but the Company cannot provide assurance that Autoliv will not experience any material product liability or other losses in the future.

In December 2003, a U.S. Federal District Court awarded a supplier of Autoliv ASP, Inc. approximately $27 million plus interest of $5.8 million in connection with a commercial dispute. Autoliv intends to appeal the verdict as soon as possible. While legal proceedings are subject to inherent uncertainty, Autoliv believes that it has valid grounds for appeal which would result in a new trial and that it is possible that the judgment could be eliminated or substantially altered. Consequently, in the opinion of the Company's management, it is not possible to determine the final outcome of this litigation at this time. It cannot be assured that the final outcome of this litigation will not result in a loss that will have to be recorded by the Company.

The Company believes that it is currently adequately insured against product and other liability risks, at levels sufficient to cover potential claims, but Autoliv cannot be assured that the level of coverage will be sufficient in the future or that such coverage will be available on the market.

Product Warranty and Recalls
Autoliv is exposed to product liability and warranty claims in the event that our products fail to perform as expected and such failure results, or is alleged to result, in bodily injury and/or property damage. We cannot assure that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or all or of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly the future costs of warranty claims by our customers may be material, however, we believe our established reserves are adequate to cover potential warranty settlements. The Company's warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluate the appropriateness of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

At December 31, 2003 the reserve for product related performance issues (recall, warranties and product liability) amounted to $52.0 million. At March 31, 2004 the corresponding reserve is $51.5 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2003 Annual Report on Form 10-K filed with the SEC on March 11, 2004. Unless otherwise noted, all dollar amounts are in millions.

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

Autoliv is a Delaware holding corporation with principal executive offices in Stockholm, Sweden, which owns two principal subsidiaries, Autoliv AB ("AAB") and Autoliv ASP, Inc.("ASP"). AAB, a Swedish corporation, is a leading developer, manufacturer and supplier to the automotive industry of car occupant restraint systems. Starting with seat belts in 1956, AAB expanded its product lines to include seat belt pretensioners (1989), frontal airbags (1991), side-impact airbags (1994), steering wheels (1995) and seat sub-systems (1996). ASP, an Indiana Corporation, pioneered airbag technology in 1968 and has since grown into one of the world's leading producers of airbag modules and inflators. ASP designs, develops and manufactures airbag inflators, modules and airbag cushions, seat belts and steering wheels. It sells inflators and modules for use in driver, passenger, side-impact and knee bolster airbag systems for worldwide automotive markets.

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol "ALV" and Swedish Depositary Receipts representing shares of Autoliv common stock trade on the OM Stockholm Stock Exchange under the symbol "ALIV". Options in Autoliv shares are listed on the Chicago Board Options Exchange under the symbol "ALIV".

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

Market overview

During the three-month period January through March 2004, light vehicle production declined by approximately 1% in the Triad (i.e. Western Europe, North America and Japan) compared to the same quarter last year.

In Europe, where Autoliv generates more than half of its revenues, light vehicle production declined by almost 2% which was close to our expectations at the beginning of the quarter. Renault and Volvo increased their production by 8% and 3%, respectively, partly due to the success of Renault's new Mégane and Volvo's XC90, two vehicles to which Autoliv is the exclusive safety system supplier. Autoliv is also the exclusive safety system supplier to the new Ford C-max and Volvo V50 that have been introduced successfully. These favorable effects were partly offset by the delay in the start of production of the new Opel Astra and the modest ramp up of production for the new Volkswagen Golf and Peugeot's new 407. Therefore, vehicle mix was less advantageous for Autoliv than in the previous quarters.

In North America, which accounts for almost 30% of Autoliv's revenues, light vehicle production decreased by less than 1%, which was close to expectations. "The Big 3" (i.e. GM, Ford and Chrysler) cut back production by 5%, while the Asian and European vehicle manufacturers increased their North American production by 13%. This was a favorable mix, because Autoliv has - as of this year - a higher sales value per vehicle to the Asian manufacturers in North America than to the average "Big 3 vehicle". This change in average supply value is mainly due to rapidly increasing installations of side curtain airbags in the Asian vehicles. The most important production increases for Autoliv were the Nissan Quest and Titan.

In Japan, which accounts for nearly one tenth of consolidated sales, light vehicle production was unchanged.

In addition to vehicle production, the automotive safety market is driven by new regulations and the rollout of new safety systems, such as side-impact airbags. It is therefore significant that the vehicle manufacturers in the U.S. at the end of last year announced "a new voluntary industry safety commitment … for enhanced side-impact protection through the use of features such as side airbags, airbag curtains and revised side-impact structures". The self commitment calls for all vehicles offered in the U.S. by participating manufacturers to meet the performance criteria by no later than September 2009.

Sales for the First Quarter

Consolidated net sales during the three-month period which ended March 31, 2004, rose by 19% to $1,488 million compared to the corresponding period in 2003. At the beginning of the quarter, sales were expected to increase by approximately 15%, but vehicle production mix has been more favorable than expected.

Currency translation effects boosted sales by 11%, as expected, and acquisitions added 4%. Organic sales growth (sales excluding currency effects and acquisitions) was 4%, despite the 1% drop in light vehicle production in the Triad.

Consequently, Autoliv continued to increase its global market share.

Autoliv's organic sales growth was primarily driven by a 38% increase in the sales of side airbags for head protection and higher market shares for seat belts, particularly in North America. Organic growth was also strong for steering wheels (up 18%) and electronics (up 12%) in-part due to more high-priced leather-wrapped steering wheels and to new electronics business for the BMW 5 and 6 series and for Hyundai.

Sales by Region

Sales from Autoliv's European companies rose by 21%, primarily due to a 17% currency effect. The fact that organic sales grew by 4% at the same time as European light vehicle production fell by almost 2% is mainly due to higher penetration rates for the Inflatable Curtain and by additional market share gains in seat belts, steering wheels and safety electronics.

Sales from Autoliv's North American companies increased by 4%. Sales were driven by a 35% organic growth in seat belts and a doubling of sales of side curtain airbags. These increases are partly a reflection of Autoliv's rapidly growing supply value to the Asian vehicles produced in North America and of a recovery in last year's seat belt sales which was affected by many contract change-overs. Growth in seat belt sales was spearheaded by a 43% increase in the pretensioner product area.

North American sales of all airbag products declined by 2% both due to the 5% drop in the Big 3's production which hit Autoliv's sales of frontal airbags, and lower sales of inflators, partly as an effect of the on-going phase-out of low-margin inflators. Airbag sales were favorably impacted by the demand for side curtains (up 120%), electronics (up 38%) and steering wheels (up 22%). In addition, sales of knee airbags jumped from a low level thanks to new business for the Chrysler Minivan.

Sales from Autoliv's companies in Japan jumped 81%. Most of the increase was due to the NSK-acquisition. Currency effects added 11% and organic growth 4%. The organic sales growth was primarily due to higher market shares for frontal airbags. The introduction of Mazda's new 3-series and strong demand for Mitsubishi's Colt (both vehicles to which Autoliv is the sole safety system supplier) helped Autoliv to also outperform the vehicle production in Japan.

Sales from Autoliv companies in the Rest of the World (RoW) rose by 29%. Excluding currency effects of 19% and acquisitions of 1%, organic sales increased by 9%. The organic growth occurred in all product areas. Organic sales in Korea rose by 16%, mainly as a result of new side curtain business, and in China by 57% partly as a result of a sharp increase in the demand for airbags.

Sales by Product

Consolidated sales of airbag products (incl. steering wheels) increased by 12% to $982 million, including a 10% effect from currencies. Since the change in organic sales was an increase of approximately 2%, Autoliv managed to outgrow the weak global vehicle production. This was accomplished by the market penetration of the Inflatable Curtain and increased market shares in electronics and steering wheels, as well as by new business generated from investments previously made in the Rest of the World, where both vehicle production and the demand for frontal airbags is growing rapidly.

Sales of seat belt products (incl. seat sub-systems) zoomed up by 39% to $506 million, including currency effects of 15% and a 13% effect of acquisitions. Most of the organic growth of 11% came from significant market shares gains in North America, but market share gains in Europe and the Rest of the World also contributed to the sales expansion.

Earnings for the Three-Month Period Ended March 31, 2004

During the quarter, earnings increased on all levels in the income statement and the return on shareholders' equity improved for the 13th consecutive quarter (when compared to the previous year's quarter). The return on equity rose to 12.7% from 10.0% during the same quarter 2003 and the return on capital employed improved at the same time to 15.4% from 12.5%.

The improvements are mainly due to the strong sales performance generated by new products, expansion in Asia and higher market shares in the established markets in Europe and North America. The fact that Autoliv has succeeded in offsetting the significant pricing pressure from vehicle manufacturers is also the result of cost savings initiatives, such as redesigning products and systems, moving production to low-labor cost countries, reductions in component costs and plant consolidations.

For the first quarter 2004, gross profit increased by 30% to $298 million. Currency translation effects contributed 11% to the increase. Currency hedging increased gross profit by $1 million compared to a reduction of $5 million in 2003. Gross margin rose to 20.0% from 18.4% despite pricing pressure from customers. The margin improvement was due to the strong sales performance in combination with the above-mentioned cost-reduction actions.

Operating margin improved to 8.1% from 7.2% in the corresponding quarter last year, despite the fact that research, development and engineering expenses rose by 36% to 6.7% of sales compared to 5.9% during the same quarter 2003. The increase in R,D&E expense mainly reflects a lower income from customer-funded engineering services as a consequence of many vehicle manufacturers wanting to pay for engineering assignments over the life of a vehicle model instead of as a lump sum at the end of the engineering project. The sharp increase in R,D&E expenses was partly offset by a reduction, in relation to sales, in Selling, General and Administrative expense (S,G&A). Excluding the effect of currency changes, the amount of S,G&A expense was virtually unchanged from a year ago, despite the strong sales growth during the last 12 months.

Income before taxes improved by 43% to $115 million. In addition to the better operating income, this improvement was due to a $3 million reduction in net interest expense as a result of lower interest rates and lower net debt. Higher earnings in joint ventures, partly due to the acquisition of the remaining 60% of NSK's Asian seat belt operations, also contributed to the improvement.

The effective tax rate has been reduced to 31.5% from 33% in the first quarter last year primarily as a result of a reduced level of losses being generated without any tax benefit and relatively higher income in countries with lower tax rates.

Net income rose by 47% to $76 million and earnings per share by 48% to 80 cents. Of the improvement in earnings per share, 16 cents was due to currency exchange effects (including translation, currency hedging and transaction effects), and 2 cents to the lower tax rate. The effect on earnings per share of the stock repurchase program was insignificant. This program reduced the average number of shares outstanding (assuming dilution) to 95.5 million from 96.1 million during last year's first quarter.

LIQUIDITIY AND SOURCES OF CAPITAL

Operations continued to generate a healthy cash flow, for the 10th quarter in a row. During the first quarter 2004, cash flow from operations totaled $120 million, compared to $108 million during the same period 2003. The improvement was due to better earnings.

Capital expenditures, net, totaled $72 million which was in line with depreciation of $68 million. After capital expenditures, cash flow amounted to $49 million compared to $34 million during the first quarter 2003, when cash flow was affected by both capital expenditures of $60 million and the acquisition of $14 million for the remaining shares in Livbag.

In relation to 12-months sales, working capital continued to decline and amounted to 9.8% at the end of the quarter compared to 10.0%, at the beginning of the quarter. Autoliv therefore continued to meet its target that working capital should not exceed 10% of sales.

In absolute numbers, however, working capital increased during the quarter by $16 million or 3% as an effect of higher receivables and lower accounts payable. These negative effects were partly offset by a reduction in inventories and income tax receivables. Days receivables outstanding increased from 77 days on December 31, 2003 to the same level as at the end of the first quarter 2003 i.e. 81 days. Days Inventories decreased from 31 sales days to 29.

As an effect of the strong cash generation, net debt was reduced by $31 million during the quarter to $754 million and gross interest bearing debt by $12 million to $983 million, despite $32 million being used for stock buy-backs and the quarterly dividend. Net debt to capitalization was reduced to 23% from 24%.

In line with its bank commitments, Autoliv has adopted the policy to always maintain a net debt that is significantly below 3.0 times the EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) and an interest coverage ratio (see the Annual Report, for definitions) significantly above 2.75 times. On March 31, these covenant ratios were 1.1 and 11.7, respectively.

Equity increased during the quarter by $26 million to $2,428 million or $25.61 per share. Equity was reduced by $23 million from currency effects, by $18 million for stock buy backs, by $14 million for the quarterly dividend and by $1 million from changes in the market value of cash-flow hedges. Stock options excercised increased equity by $6 million.

HEADCOUNT

Total headcount (employees plus temporary hourly workers) increased by 700 to 37,700 during the quarter. The increase was entirely concentrated in low-labor-cost countries, while headcount declined by 75 in high-labor cost countries.

Of headcount, 33% are in low-labor-cost countries (and 36% excluding temporaries), compared to 30% a year ago and less than 10% five years ago.

PROSPECTS

During the second quarter, light vehicle production in the Triad is expected to be almost flat with a 3% increase in North America, a 4% decline in Europe and a 2% increase in Japan. Despite this negative regional mix, Autoliv expects its organic sales to continue to outperform the vehicle production in the Triad at a similar rate as in the first quarter. In addition, currency effects are expected to add 5% to reported revenues, provided that the mid-April exchange rates prevail. Based on these assumptions, sales would increase in the magnitude of 10% in the second quarter 2004 compared to the same period 2003.

Mainly due to the expected strong organic sales performance and the cost savings described above, we expect Autoliv to exceed slightly the operating margin of 8.3% in last year's second quarter, despite the higher level of R,D&E expenses established in the first quarter. So far, Autoliv has been able to to delay and mitigate the effect of higher prices in the raw materials markets. There is a risk, however, that a sustained spike in spot prices for raw materials could have a gradual negative effect on Autoliv's improvements in earnings.

OTHER RECENT EVENTS

Product Launches During the 1st Quarter of 2004
  Chrysler's Dodge Minivan: Knee airbags
  Chevrolet's new Malibu and Malibu Maxx: Seat belts with pretensioners
  Chrysler's new PT Cruiser Convertible: Driver and passenger airbags, and seat belts
  Chevrolet's new Equinox: Seat belts
  Ford's Escape: Driver and passenger airbags, seat belts, steering wheel, and airbag electronics
  Hyundai's Avante: Airbag electronics
  Hyundai's Sonata: Side airbags, Inflatable Curtains, and seat belts
  Kia's Cerato/Spectra: Airbag electronics
  Opel's new Astra: Side airbags, Inflatable Curtains, and seat belts with pretensioners
  Skoda's new Octavia: Driver and passenger airbags, Inflatable Curtains, and seat belts
  Smart's new ForFour: Smart driver and passenger airbags, side airbags, Inflatable curtains, seat belts with pretensionerns, and steering wheel
  Toyota's new Corolla Verso: Inflatable Curtains, side airbags
  Volvo's new V50: Smart frontal airbags, side airbags, Inflatable Curtains, seat belts with dual pretensionerns for front seats, whiplash system, integrated telephone, and integrated child seats

Investment in New Crash-Test Sleds

Currently, Autoliv is investing in six new crash-test sleds, with locations in China, Korea, Malaysia, Thailand and Australia. The sleds will have the capacity to perform a variety of crash tests ranging from individual seat belt tests to full car body tests that simulate crashes with complete cars at speeds up to 65 km/h (40 mph). The investment is driven by Autoliv's commitment to increase the levels of product development capability for vehicle safety systems throughout the region. Vehicle production in these five countries has grown by 65% during the last three years and is expected to grow another 35% to 12 million vehicles by 2006.

Acquisitions

These financial statements have been affected by three acquisitions, but only the NSK-acquisition has had a material impact. On April 1, 2003, Autoliv excercised its options and increased its holding in NSK's Asian seat belt operations from 40% to 100%. The operations had approximately $150 million in annual sales. Also in the second quarter 2003, Autoliv acquired a Japanese steering wheel operation (NSI) that had nearly $20 million in sales. In the third quarter 2003, Autoliv acquired Protektor, a small German company with $10 million in annual sales. Protektor specializes in seat belts for niche markets.

New Plants

In China, Autoliv will add a plant for electronics to its new airbag and seat belt facility. The new plant for electronics will not only produce safety electronics for the Chinese market but also include development resources and production capacity to supply safety electronics to the whole Asia Pacific region.

In Korea, Autoliv has acquired land and started expanding the existing building for the rapidily growing business with the Korean vehicle industry. Autoliv's sales in Korea are expected to double in 2005 from this year.

Industry Recognition

Autoliv has received a Global Supplier Award for 2003 from DaimlerChrysler. The award was given to the best suppliers in eight procurement segments. These companies have demonstrated outstanding performance "in quality, cost-efficiency, technology and delivery precision" world-wide. Autoliv was the best supplier in the category of Interior Components.

Test results recently published from the IIHS (Insurance Institute for Highway Safety) have once again confirmed the significant benefit of head airbags for side-impact protection. In the tests, only the three car models equipped with these new airbags earned the ratings "good" or "acceptable", while all of the ten car models without such side airbags were rated "poor". This was the same outcome as in June, 2003 when IIHS published the first results from 13 tests in the institute's new testing program.

DIVIDEND

The quarterly dividend of 20 cents per share will be paid on Thursday June 3, 2004 to shareholders of record as of May 6. The ex-date, when the shares will trade without the right to the dividend, is May 4.

During the last 14 months, Autoliv has raised its quarterly dividends in three steps by 82%.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2004, our future contractual obligations have not changed significantly from the amounts reported within our 2003 Annual Report on Form 10-K.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information that was provided in the Company's 2003 Annual Report on Form 10-K filed with the SEC on March 11, 2004.

ITEM 4	CONTROLS AND PROCEDURES
(a)
Disclosure Controls and Procedures

Autoliv's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that in, as of the end of such period, the Company's disclosure controls and procedures are effective recording, processing, summarizing and reporting, on a timely basis information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)	Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

11

Information concerning the calculation of Autoliv's earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Company's Annual Report on Form 10-K (File No. 1-12933, filing date March 11, 2004) and is incorporated herein by reference.

31	Certification of the Chief Executive Officer and Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Autoliv, Inc. Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Reports on Form 8-K

On April 22, 2004, a report was filed by the Company on form 8-K under Items 7, 9 and 12, in connection with a press release announcing the Company's financial results for the first quarter of 2004 and its press conference the same day.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2004

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist
________________
Magnus Lindquist
Chief Financial Officer