Form 10-Q
period 2004-06-30
AUTOLIV INC
filed 2004-07-23
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended June 30, 2004

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
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were 93.8 million shares of Common Stock of Autoliv, Inc., par value $ 1.00 per share, outstanding as of July 21, 2004.

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

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter April - June		First 6 months
	2004	2003	2004	2003

Net sales
- Airbag products	$1,031.2	$928.4	$2,012.7	$1,808.7
- Seat belt products	547.4	438.1	1,053.7	803.5
Total net sales	1,578.6	1,366.5	3,066.4	2,612.2

Cost of sales	(1,253.3)	(1,099.3)	(2,443.5)	(2,115.7)
Gross profit	325.3	267.2	622.9	496.5

Selling, general & administrative expenses	(74.4)	(68.1)	(145.2)	(130.9)
Research, development & engineering expenses	(100.0)	(80.5)	(200.0)	(154.1)
Amortization of intangibles	(5.4)	(5.2)	(10.7)	(10.5)
Other income (expense), net	(3.4)	0.6	(4.5)	3.2
Operating income	142.1	114.0	262.5	204.2

Equity in earnings of affiliates	3.2	4.4	5.8	5.8
Interest income	0.9	1.0	1.9	2.0
Interest expense	(9.5)	(12.5)	(18.6)	(24.6)
Other financial items, net	(1.4)	3.5	(1.5)	3.3
Income before income taxes	135.3	110.4	250.1	190.7

Income taxes	(42.6)	(35.5)	(78.8)	(62.0)
Minority interests in subsidiaries	(3.5)	(1.9)	(5.7)	(3.9)
Net income	$89.2	$73.0	$165.6	$124.8

Earnings per share (basic and diluted)	$.94	$.77	$1.74	$1.31

See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)
	June 30	December 31
	2004 (Unaudited)	2003

Assets
Cash & cash equivalents	$112.7	$93.7
Receivables	1,262.4	1,195.3
Inventories	415.6	452.0
Other current assets	76.9	98.4
Total current assets	1,867.6	1,839.4

Property, plant & equipment, net	1,057.3	1,052.2
Goodwill assets, net	1,528.7	1,531.4
Intangible assets, net	167.5	178.9
Other assets	287.9	292.4
Total assets	$4,909.0	$4,894.3

Liabilities and shareholders' equity
Short-term debt	$121.4	$149.4
Accounts payable	723.0	720.5
Other current liabilities	543.4	497.0
Total current liabilities	1,387.8	1,366.9

Long-term debt	780.3	846.2
Pension liability	67.7	64.5
Other non-current liabilities	168.6	173.8
Minority interest in subsidiaries	50.0	40.9
Shareholders' equity	2,454.6	2,402.0
Total liabilities and shareholders' equity	$4,909.0	$4,894.3
See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)

	Quarter April - June		First 6 months
	2004	2003	2004	2003

Net income	$89.2	$73.0	$165.6	$124.8
Depreciation and amortization	73.6	69.4	146.4	136.3
Deferred taxes and other	2.8	(8.3)	0.6	(1.9)
Change in working capital	40.2	(15.8)	12.8	(33.2)
Net cash provided by operating activities	205.8	118.3	325.4	226.0

Capital expenditures, net	(84.6)	(57.9)	(156.8)	(118.2)
Acquisitions of businesses and other, net	2.1	(14.1)	3.8	(27.8)
Net cash before financing	123.3	46.3	172.4	80.0

Increase (decrease) in short-term debt	4.8	(38.4)	(31.4)	(54.5)
Issuance of long-term debt	6.6	41.8	51.4	104.8
Repayments & other changes in long-term debt	(91.3)	(38.5)	(92.6)	(44.0)
Dividends paid	(18.9)	(12.3)	(33.2)	(24.8)
Shares repurchased	(41.3)	(9.3)	(58.9)	(43.0)
Stock options exercised	0.9	0.9	7.4	1.0
Other, net	0.5	(0.4)	6.3	1.3
Effect of exchange rate changes on cash	0.6	6.3	(2.4)	7.5
Increase (decrease) in cash and cash equivalents	(14.8)	(3.6)	19.0	28.3

Cash and cash equivalents at period-start	127.5	133.4	93.7	101.5
Cash and cash equivalents at period-end	$112.7	$129.8	$112.7	$129.8
See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. KEY RATIOS (UNAUDITED)
	Quarter April - June		First 6 months
	2004	2003	2004	2003

Earnings per share1)	$.94	$.77	$1.74	$1.31
Equity per share	26.17	23.28	26.17	23.28
Cash dividend declared per share	.20	.13	.40	.26
Working capital, $ in millions	491	468	491	468
Capital employed, $ in millions	3,143	3,100	3,143	3,100
Net debt, $ in millions2)	688	903	688	903
Net debt to capitalization, %3)	22	29	22	29

Gross margin, %4)	20.6	19.6	20.3	19.0
Operating margin, %5)	9.0	8.3	8.6	7.8

Return on shareholders' equity, %	14.6	13.6	13.6	11.8
Return on capital employed, %	18.4	15.6	16.9	14.0

Average no. of shares in millions1)	95.0	95.0	95.3	95.5
No. of shares at period-end in millions6)	93.8	94.4	93.8	94.4
No. of employees at period-end	33,500	31,400	33,500	31,400
Headcount at period-end	38,900	36,200	38,900	36,200
Days receivables outstanding7)	75	77	78	80
Days inventory outstanding8)	26	29	27	31

1) Assuming dilution and net of treasury shares
2) Short- and long-term interest bearing liabilities and related derivatives, less cash and cash equivalents.
3) Net debt in relation to net debt and equity (including minority)
4) Gross profit relative to sales
5) Operating income relative to sales
6) Excluding dilution and net of treasury shares
7) Outstanding receivables at average exchange rates relative to average daily sales
8) Outstanding inventory at average exchange rates relative to average daily sales

See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are dollars in millions, except for per share amounts) June 30, 2004

1. Basis of Presentation

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

The filings with the SEC of Autoliv's annual report, annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents can also be obtained free of charge from Autoliv at the Company's address. These documents are also available at the SEC's web site at www.sec.gov and at www.autoliv.com.

2. Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

	June 30, 2004	Dec. 31, 2003

Raw material	$167.0	$186.7
Work in progress	153.4	157.0
Finished products	95.2	108.3
	$415.6	$452.0

3. Restructuring

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

	Dec 31	Cash	Change in	Translation	Dec 31
	2002	payments	reserve	difference	2003

Restructuring - Employee related	$12.5	$(10.2)	$3.2	$0.6	$6.1
Contractual losses	0.3		(0.3)		-
Liability	18.4		0.5	0.5	19.4
Total reserve	$31.2	$(10.2)	$3.4	$1.1	$25.5

During 2003, 1,038 employees were terminated or left voluntarily. As part of the restructuring activities in Europe, for which provisions were made in the fourth quarter of 2003, 110 employees are expected to be severed. Therefore, at December 31, 2003, a decrease of 112 employees remained as part of the restructuring activities covered by the reserves.

2004
Q1
In the first quarter of 2004 restructuring provisions of $1 million were made for severance costs associated with plant closure in The Netherlands. These severance provisions have been charged against "Other income and expense" in the income statement in the first quarter of 2004. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2003 to March 31, 2004.

	Dec 31	Cash	Change in	Translation	March 31
	2003	payments	reserve	difference	2004

Restructuring - Employee related	$6.1	$(0.3)	$1.0	$(0.2)	$6.6
Liability	19.4		1.4	(0.2)	20.6
Total reserve	$25.5	$(0.3)	$2.4	$(0.4)	$27.2

48 employees are expected to be severed because of the plant closure in The Netherlands, for which provision was made in the first quarter of 2004. During the first quarter 2004, five employees left the Company. As of March 31, 2004 a decrease of 155 employees remained to be covered by the restructuring reserves.

Q2
In the second quarter of 2004 restructuring provisions of $1.4 million were made for severance costs associated with plant closure in the Netherlands and for plant consolidation costs in Europe. These severance provisions have been charged against "Other income and expense" in the income statement in the second quarter of 2004. The change in liability is mainly related to release of customer dispute provisions. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2004 to June 30, 2004.

	March 31	Cash	Change in	Translation	June 30
	2004	payments	reserve	difference	2004

Restructuring - Employee related	$6.6	$(0.7)	$1.4	-	$7.3
Liability	20.6		(4.0)	-	16.6
Total reserve	$27.2	$(0.7)	($2.6)	-	$23.9

During the second quarter 2004, 18 employees left the Company. As of June 30, 2004 a decrease of 137 employees remains to be covered by the restructuring reserves.
4. Comprehensive Income Comprehensive income includes net income for the year and items charged directly to equity.
Comprehensive income	Quarter April - June,		First 6 months,
	2004	2003	2004	2003

Net income	$89.2	$73.0	$165.6	$124.8
Minimum pension liability		-	(0.1)	-
Fair value of derivatives	5.2	6.4	3.7	9.1
Translation of foreign operations	(8.6)	56.4	(31.9)	70.2
Other Comprehensive income	(3.4)	62.8	(28.3)	79.3

Comprehensive income	$85.8	$135.8	$137.3	$204.1

5. Stock Repurchase Program

In February 2004, Autoliv re-initiated its stock repurchasing program and bought 400 thousand shares for $18 million until the blocking period started in the middle of March. After the blocking period, Autoliv has bought another 1 million shares for $41 million until the blocking period started in the middle of June. Since the repurchasing program was adopted in 2000, Autoliv has bought back 9.6 million shares at an average price of $24.57. Under the existing authorizations, another 10.4 million shares could be repurchased.

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE

	(a)Total No. of	(b)Average Price in USD	(a)Total No. of	(b)Average Price in USD	(c)Total No. of	(b)Average Price in USD	(d)Maximum No. of Shares
	Shares Purchased	Paid per Share	Shares Purchased	Paid per Share as Part	Shares Purchased	Paid per Share	that may yet be Purchased
Date				of Publicity	Announced Plans or Programs		under the Plans or Programs

April 1-
April 30
Total	0	0.0000	0	0.0000	0	0.0000	11,450,362

May 1-
May 31
Total	293,800	39.8876	189,100	39.9634	482,900	39.9173	10,967,462

June 1-
June 30
Total	282,000	41.6605	244,100	41.8859	526,100	41.7651	10,441,362

Total	575,800	40.7558	433,200	41.0467	1,009,000	40.8807	10,441,362

1) Announcement of share buy back program with authorization to buy back 10 million shares made on the 9th May of 2000.
2) Announcement of expansion of existing share buy back program from 10 million shares to 20 million shares made on the 30th of April 2003.
3) The share buy back program does not have an expiration date.

6. Stock Incentive Plan

Had compensation costs for all of the Company's stock-based compensation awards been determined based on the fair value of such awards at the grant date, consistent with the methods of FAS-123 Accounting for Stock-Based Compensation, the Company's total and per share net income would have been as follows:

	Quarter April - June		First 6 months
	2004	2003	2004	2003

Net income as reported	$89.2	$73.0	$165.6	$124.8
Add:Compensation under fair value method included in Net income, net of tax	0.4	0.4	0.8	0.7
Deduct:Compensation under fair value
method for all awards, net of tax	(1.2)	(0.9)	(2.4)	(1.7)
Net income pro-forma	$88.4	$72.5	$164.0	$123.8

Earnings per share:
As reported	$.94	$.77	$1.74	$1.31
Pro-forma	$.93	$.76	$1.72	$1.30

7. New Accounting Pronouncements

Statement No.132 Employers' Disclosures about Pensions and Other Postretirement Benefits was issued in December 2003. It has been revised to improve financial statement disclosures for defined-benefit plans. FAS-132 is effective for financial statements issued for fiscal years or interim periods ending after December 15, 2003. Disclosure of information about foreign plans and estimated future benefit payments is effective for fiscal years ending after June 15, 2004.

8. Retirement Plans

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three months ended June 30, 2004.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 17 to the Consolidated Financial Statements of the Company included in the Company's Annual Report for the year ended December 31, 2003.

The components of net benefit cost associated with non-contributory defined benefit retirement plans are as follows:

Pension Benefits
	Quarter April - June		First 6 months
	2004	2003	2004	2003

Service cost	$3.4	$3.1	$6.9	$6.3
Interest cost	2.1	1.9	4.2	3.8
Expected return on plan assets	(1.6)	(1.2)	(3.3)	(2.4)
Amortization of prior service cost	0.2	0.1	0.5	0.2
Amortization of net (gain) loss	0.1	0.3	0.1	0.6

Net periodic benefit cost	$4.2	$4.2	$8.4	$8.5

9. Contingent Liabilities

Legal Proceedings
Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters.

Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, it is the opinion of management that the litigation to which the Company is currently a party will not have a material adverse impact on the consolidated financial position of Autoliv, but the Company cannot provide assurance that Autoliv will not experience any material product liability or other losses in the future.

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

Product Warranty and Recalls
Autoliv is exposed to product liability and warranty claims in the event that our products fail to perform as expected and such failure results, or is alleged to result, in bodily injury and/or property damage. We cannot assure that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, Autoliv may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against Autoliv in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or all or of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly the future costs of warranty claims by our customers may be material, however, we believe our established reserves are adequate to cover potential warranty settlements. The Company's warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluate the appropriateness of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

At December 31, 2003 the reserve for product related performance issues (recall, warranties and product liability) amounted to $52.0 million. At March 31, 2004 the corresponding reserve was $51.5 million. At June 30, 2004 the reserve amounts to $51.7 million.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2003 Annual Report on Form 10-K filed with the SEC on March 14, 2004. Unless otherwise noted, all dollar amounts are in millions.

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

Market overview

During the second quarter 2004, light vehicle production in the Triad (i.e. Western Europe, North America and Japan) remained on the same level as in the same quarter last year.

In Western Europe, where Autoliv generates more than half of its revenues, light vehicle production stood unchanged compared to the second quarter 2003. This was almost 4 percentage points better than expected. BMW increased their production sharply. Volvo and Renault also increased their production, partly due to the success of Renault's new Mégane/Scénic and Volvo's new S40/V50. Autoliv is also the exclusive safety system supplier to the new Ford C-max and the new Peugeot 407 that have been introduced successfully. Therefore, both the production volumes and the vehicle mix have been more advantageous than expected.

In North America, which accounts for a quarter of Autoliv's revenues, light vehicle production increased by just over 1%, compared to an expected increase of 3%. "The Big 3" (i.e. GM, Ford and Chrysler) cut back production by 1%, while the Asian manufacturers increased their North American production by almost 9%. This was a favorable mix, because Autoliv has - as of this year - a higher sales value per vehicle to the Asian manufacturers in North America than to the average "Big 3 vehicle".

In Japan, which accounts for nearly one tenth of consolidated sales, light vehicle production declined by 3%.

In addition to vehicle production, the automotive safety market is driven by new regulations and the rollout of new safety systems, such as side-impact airbags. It is therefore significant that the U.S. Secretary of Transportation on May 12, 2004 proposed "a major regulatory upgrade in side-impact crash protection for all passenger vehicles". The proposed upgrade would require auto manufactures to provide head protection in such crashes. It would also enhance thorax and pelvis protection in side impacts. The proposed regulatory upgrade could become final by 2005 and then gradually phased in to become fully implemented by September 2011.

Consolidated Sales

Autoliv's consolidated net sales during the second quarter 2004 rose by 16% to $1,579 million compared to the corresponding period in 2003. Currency translation effects boosted sales, as expected, by 5%. Acquisitions added less than 1%. Consequently, sales grew organically (sales excluding translation currency effects and acquisitions) by 10%, which was twice as fast as expected. This was due to the combined effect of the higher-than-expected vehicle production in Western Europe and the favorable vehicle mix.

Since Autoliv's organic sales grew 10 percentage points faster than light vehicle production, the Company continued to increase its global market share.

Autoliv's organic sales growth was primarily driven by significant market share gains in seat belts and by a 37% organic growth in sales of side airbags for head protection. In addition, strong performance in steering wheel products (up 29%, organically), and safety electronics (up 15%), side airbags for chest protection (up 12%) contributed to the healthy top-line expansion.

Sales by Product
Sales of airbag products (incl. steering wheels) increased by 11% to $1,031 million as a result of organic growth of 6%, currency effects of 4% and acquisitions of 1%. Organic sales grew faster than the vehicle production mainly due to the market penetration of side airbags for head protection and side airbags for chest protection and to Autoliv's market shares gains in safety electronics. Sales of knee airbags have started to take off, partly as a result of new business for the Chrysler Minivan and the new Peugeot 407.

Sales of seat belt products (incl. seat sub-systems) expanded by 25% to $547 million, including 18% organic growth. Currency effects added 6% and acquisitions 1%. Autoliv gained market shares in all regions. In Europe, sales were driven by new business for the Renault Mégane/Scénic, the Volkswagen Golf, the Peugeot 407, the Opel Astra, and the Ford C-max. In North America, sales were driven by new business for the Ford Freestar and Focus, for the Nissan Pathfinder and Armada, and for the Toyota Sienna and Solara. In Japan, sales were driven by new business for the Mazda 3.

Sales by Region
Sales from Autoliv's European companies rose by 20%, to $918 million. Currency effects added 7%. The fact that organic sales grew by 13% at the same time as European light vehicle production was flat is primarily a result of market shares gains in seat belts and of higher penetration rates for the Inflatable Curtain. Steering wheels, electronics and side airbags for chest protection also showed superior growth. Sales of the Inflatable Curtain were driven by new models, such as the Volkswagen Golf, the Opel Astra, the Ford C-max, the Seat Altea, the Toyota Corolla Verso and the Volvo S40/V50, which all have Autoliv's side-curtain airbag as standard.

Sales from Autoliv's North American companies increased by 2% to $432 million, although seat belt sales jumped 38%. Sales were negatively effected by the expiration of frontal airbag contracts, pricing pressure from customers and by the on-going phase-out of low-margin inflators for airbag systems. These negative effects were partly offset by new business for the Inflatable Curtain (up 54%) to, for instance, the Ford Freestar, the Honda Acura, the Nissan Quest and Pathfinder, and the Toyota Solara. Sales were also driven by strong demand for safety electronics (up 31%) from Hyundai and Ford, and for knee airbags. Growth in seat belt sales was spearheaded by a 42% increase in the pretensioner product area.

Sales from Autoliv's companies in Japan rose by 21% to $114 million due to organic growth of 12%, currency effects of 8% and acquisitions of 1%. The organic growth occurred in almost all product areas. The introduction of Mazda's 3-series and of Toyota's Corolla (both vehicles to which Autoliv is the main safety system supplier) helped Autoliv to also outperform vehicle production in Japan.

Sales from Autoliv companies in the Rest of the World (RoW) jumped 34% to $116 million. Excluding currency effects of 7% and acquisitions of 5%, organic sales zoomed 22%. The organic growth occurred in almost all product areas, and was especially strong in Korea and China.

Earnings

Earnings increased on all lines in the income statement and the return on shareholders' equity improved for the 14th consecutive quarter (when compared to the previous year's quarter). The return on equity rose to 15% from 14% for the same quarter 2003 and the return on capital employed improved to 18% from 16%.

The improvements are due to the strong sales performance generated by new products (such as the Inflatable Curtain), higher market shares (mainly for seat belts and safety electronics), growth in Asia and by currency effects. The fact that Autoliv has succeeded in offsetting pricing pressure from customers and higher raw materials prices is also due to internal actions such as plant consolidations, moving production to low-labor-cost countries, consolidation of the supplier base and re-designing of products.

Gross profit increased by 22% to $325 million. Currency translation effects contributed 6% or $13 million to the increase, while - in 2003 - currency hedgings decreased gross profit by $5 million. Gross margin improved to 20.6% from 19.6% despite pricing pressure from customers and higher prices in the raw materials markets. The margin improvement was due to the strong sales performance, the cost-reduction actions and currency exchange effects.

Operating margin improved to 9.0% from 8.3% in the corresponding quarter last year. This improvement was achieved despite the fact that research, development and engineering expenses rose by 24% to 6.3% of sales from 5.9% and despite restructuring costs and other operating expense of $3 million which reduced operating margin by 0.2 percentage points. The increase in R,D&E expense mainly reflects a lower income from customer-funded engineering services as a consequence of many vehicle manufacturers wanting to pay for engineering work over the life of a vehicle model instead of as a lump sum at the end of the engineering project. The sharp increase in R,D&E expenses was partly offset by a reduction, in relation to sales, in Selling, General and Administrative expense (S,G&A).

Income before taxes improved by 23% to $135 million. In addition to the better operating income, this improvement was due to a $3 million reduction in net interest expense as a result of lower interest rates and lower net debt.

The effective tax rate has been reduced to 31.5% from 32.2% in the same quarter of last year.

Net income and earnings per share rose by 22% to $89 million and 94 cents, respectively. Of the improvement in earnings per share of 17 cents, 8 cents was due to currency exchange effects (including translation, currency hedging and transaction effects) and 1 cent to the lower tax rate. The stock repurchase program had no significant effect on earnings per share.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

Market Overview

During the six-month period January through June 2004, light vehicle production in the Triad remained unchanged compared to the same period 2003.

In Western Europe, light vehicle production was flat, but the vehicle mix was favorable to Autoliv.

In North America, light vehicle production increased by half a percentage point. Asian and European vehicle manufacturers increased their North American production by 10%, while GM, Ford and Chrysler reduced their production by almost 3%. Therefore, the vehicle and customer mix was favorable for Autoliv.

In Japan, light vehicle production was also flat, despite a 3% increase in the first quarter.

Consolidated Sales

For the year's first six months, sales rose by 17% to $3,066 million. Organic growth was 7% despite the flat light vehicle production. Currency translation effects added 8% to Autoliv's sales and acquisitions 2%. More than 50% of the organic sales growth was due to higher market shares in seat belts. The second most important growth driver was the Inflatable Curtain.

Sales of airbag products increased by 11% to $2,013 million. Excluding a 7% effect from currencies, the organic increase was 4%. The increase was achieved despite the fact that several low-margin contracts for airbag inflators were phased out and several old frontal airbag contracts expired. All of the other airbag products areas grew rapidly.

Sales of seat belt products rose by 31% to $1,054 million including currency effects of 10% and acquisitions of 6%. The organic growth of 15% was mainly the result of new business in Asia and market share gains, lead by strong performance in seat belt pretensioners.

Sales from Autoliv's European companies rose by 21%, to $1,775 million including a 12% currency effect. The fact that sales grew organically by 9% at the same time as light vehicle production was flat was due to a favorable customer mix in combination with the global trends of higher market shares for Autoliv in seat belts and the general market penetration of side curtain airbags.

Sales from Autoliv's North American companies increased by 3%, to $848 million mainly due to rapidly increasing market shares in seat belts.

Sales from Autoliv companies in Japan rose by 46%, to $235 million. Excluding acquisitions of 28% and currency effects of 9%, organic growth was 9%.

Reported sales from Autoliv companies in the Rest of the World jumped 32%, to $210 million. Sales were boosted by currency effects of 13% and acquisitions of 3%. The organic sales increase of 16% mainly occurred in Korea and China as a result of strong demand for frontal airbags and seat belts.

Earnings

Earnings improved on all lines in the income statement during the year's first six months.

Gross profit increased by 25% or by $126 million to $623 million and the gross margin rose to 20.3% from 19.0% despite pricing pressure from customers. During 2003, currency hedging reduced gross profit by $10 million, while in 2004 currency hedging had a positive effect of $1 million and currency translation effect of $38 million.

Operating income rose by 29% to $263 million and operating margin improved to 8.6% from 7.8%. The improvement of the operating margin was less than the increase in the gross margin due to higher R,D&E spending, which rose to 6.5% of sales from 5.9%.

Income before taxes improved by 31% to $250 million as a result of the strong sales performance, the margin improvement and a better financial net.

The effective tax rate was reduced to 31.5% from 32.5%, primarily as a result of a reduced level of losses being generated without any tax benefit and relatively higher income in countries with lower tax rates.

Net income rose by 33% to $166 million and earnings per share rose by 33% to $1.74. Of the improvement in earnings per share of 43 cents, 24 cents was due to currency exchange effects and 3 cents to the lower tax rate. The effect of the stock-repurchase program was less than one cent.

LIQUIDITIY AND SOURCES OF CAPITAL

Operations generated a positive cash flow for the 11th quarter in a row. During the second quarter alone, operating activities generated $206 million before investing activities and $123 million after these activities. This was the second best cash flow ever and the best cash flow ever for a second quarter. The cash flow was the result of both the strong earnings and the release of $40 million tied up in working capital. Most of this amount was attributable to a tax refund and other temporary effects. Capital expenditures, net, rose to $85 million from $58 million which was $11 million more than depreciation and amortization of $74 million. The higher capital expenditures primarily reflect the need for additional capacity in inflators, textiles and assembly in response to the strong demand for the Inflatable Curtain. Operating activities generated $325 million in cash for the first six months, including $13 million that was released from working capital. After capital expenditures and acquisitions, operating activities generated $172 million in cash for the first six months. Capital expenditures, net rose by $39 million to $157 million for the first six months. This was $11 million more than depreciation and amortization, which amounted to $146 million.

In absolute numbers, working capital in the balance sheet decreased during the quarter by $53 million, despite the higher sales. In relation to 12 months sales, working capital at the end of the quarter amounted to 8.5% compared to 9.8% at the beginning of the quarter and 10% at the beginning of the year. Autoliv therefore continued to meet its target that working capital should not exeed 10% of sales.

During the quarter, net debt was reduced by $66 million to $688 million and gross interest bearing debt was reduced by $82 million to $902 million, despite $60 million being used for stock buy-backs and the quarterly dividend. Net debt to capitalization was reduced to 22% from 23%. Since the beginning of the year, net debt has been reduced by $97 million and gross interest-bearing debt by $94 million, despite dividend payments and stock buy-backs for a total of $92 million. In relation to capitalization, net debt was reduced from 24% to 22%.

Equity increased by $26 million to $2,455 million or $26.17 per share. Equity was reduced by $41 million for stock buy-backs, by $19 million for the quarterly dividend and by $9 million from currency effects. Equity was increased by $5 million from changes in the market value of cash-flow hedges and by $1 million from exercised stock options. Equity increased by $53 million since December 2003, despite the repurchase of shares for $59 million and the payment of the quarterly dividends for $33 million. Equity was negatively impacted since year-end by $32 million from currency effects due to the stronger U.S. dollar and favorably impacted by $4 million from changes in the market value of cash-flow hedges. Proceeds from the exercise of stock options added $7 million.

HEADCOUNT

Total headcount (employees plus temporary hourly workers) increased by 1,200 during the quarter and by 1,900 during the year's first six months to 38,900. Of the increase during the quarter, over 60% was concentrated in low-labor-cost countries. Most of the increase in high-labor-cost countries was temporary hourly workers in response to the strong demand for side curtain airbags, steering wheels and seat belts.

Currently, 34% of headcount are in low-labor-cost countries (and 37% excluding temporaries), compared to 30% a year ago and less than 10% five years ago.

PROSPECTS

During the third quarter of 2004, light vehicle production in the Triad is expected to be almost flat with a 1% increase in Western Europe and a 1% decline in North America. Thanks to the continuous penetration of new products, a favorable vehicle mix and Autoliv's expansion in Asia, organic sales are expected to continue to outperform the vehicle production in the Triad but the rate is expected to be more similar to the rate in the first quarter and not as fast as in the second quarter. Provided that the mid-July exchange rates prevail, currency effects will add 5% to reported revenues. Based on these assumptions, consolidated sales would increase by approximately 10% in the third quarter 2004 compared to the same period 2003.

The favorable effect of this sales increase will be partly offset by the higher R,D&E expenditure levels established during the first six months. As a result, operating margin during the third quarter is expected to slightly exceed the 7.1% achieved during the third quarter 2003.

Given the current high spot prices for raw materials, it will become increasingly difficult to continue to improve operating margins compared to prior year's quarters.

Given the strong demand for the Inflatable Curtain, capital expenditures could exceed previous expectations of $290-320 million for the full year 2004.

OTHER RECENT EVENTS

Launches During 2Q 2004
  BMW's new 1-series: Side airbags and seat belts
  BMW's new Mini Convertible: Side airbags and seat belts with pretensioners
  Cadillac's new STS: Smart passenger airbag and side airbags
  Chevrolet's Trailblazer: Rollover sensor system
  Ford's new Territory: Smart frontal airbags with steering wheel, Inflatable Curtains, side airbags, seat belts with pretensioners, and safety electronics
  Ford's Focus: Driver airbag, side airbags and seat belts with pretensioners
  Kia's BL: Safety electronics
  Mazda's new Verisa: Steering wheel
  Peugeot's new 1007: Seat belts
  Porsche's new 911: Smart frontal airbags with steering wheel, side airbags, seat belts with pretensioners and safety electronics
  Renault's new Logan: Seat belts
  Seat's new Altea: Frontal passenger airbag, Inflatable Curtains, and seat belts with pretensioners
  Toyota's new Corolla: Smart driver airbag with steering wheel

Significant Events
  These financial statements have been affected by three small acquisitions. In the third quarter 2003, Autoliv acquired Protektor with $10 million in annual sales. Protektor specializes in seat belts for niche markets. Last year, Autoliv also acquired a Japanese steering wheel operation with external sales of less than $2 million. As of April 1, 2004 Autoliv started to consolidate its joint venture in Taiwan. Autoliv's interest remains 59%, but through an amendment in the ownership agreement Autoliv has received a controlling position in the company. Last year, the joint venture had external sales of nearly $20 million.

  The statements for the first six months have also been affected by the acquisition in 2003, of NSK's Asias seat belt operations with annual sales of approximately $150 million.
  Autoliv will expand its European seat belt webbing capacity by 20% by opening a new weaving plant in Brasov, Romania, where Autoliv has already an assembly plant for seat belt systems. Capital expenditures are expected to total nearly $7 million.
  Among the eight new cars that got five stars in the latest series of EuroNCAP's crash tests, Autoliv is a safety system supplier to all but two vehicles. Among those top-rated models that have Autoliv as a supplier, the new Mégane CC was the first vehicle ever to achieve a full score in the frontal test. This convertible is the first vehicle in the world (together with the 3-door Mégane) that has an anti-sliding bag. In the side-impact tests, six vehicles scored 100%. All but one of those have Autoliv's Inflatable Curtain.
  Autoliv has closed its seat component plant in Växjö, Sweden, with 200 employees.
  At the Annual Shareholders' Meeting, Per-Olof Aronson, Walter Kunerth and Lars Westerberg were re-elected to the Board and Ernst & Young was ratified as Autoliv's independent auditing firm for the fiscal year 2004. The Stock Incentive Plan was also amended to reserve an additional 2 million shares for issuance under the Plan.

DIVIDEND

The quarterly dividend of 20 cents per share will be paid on Thursday, September 9, 2004 to shareholders of record as of August 12. The ex-date, when the shares will trade without the right to the dividend, is August 10.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2004, our future contractual obligations have not changed significantly from the amounts reported within our 2003 Annual Report on Form 10-K.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information that was provided in the Company's 2003 Annual Report on Form 10-K filed with the SEC on March 14, 2004.

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

11

Information concerning the calculation of Autoliv's earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Company's Annual Report on Form 10-K (File No. 1-12933, filing date March 14, 2004) and is incorporated herein by reference.

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

(c)

Reports on Form 8-K
On July 22, 2004, a report was filed by the Company on form 8-K under Items 7, 9 and 12, in connection with a press release announcing the Company's financial results for the second quarter of 2004 and its press conference the same day.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2004

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist
________________
Magnus Lindquist
Vice President
Chief Financial Officer