Form 10-Q
period 2004-11-05
AUTOLIV INC
filed 2004-11-05
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended September 30, 2004

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
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were 92.2 million shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of November 2, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter July - Sept		First 9 months
	2004	2003	2004	2003

Net sales
- Airbag products	$911.4	$814.6	$2,924.1	$2,623.3
- Seat belt products	471.3	397.9	1,525.0	1,201.4
Total net sales	1,382.7	1,212.5	4,449.1	3,824.7

Cost of sales	(1,119.1)	(990.2)	(3,562.6)	(3,105.9)
Gross profit	263.6	222.3	886.5	718.8

Selling, general & administrative expenses	(72.7)	(63.4)	(217.9)	(194.3)
Research, development & engineering expenses	(80.0)	(69.9)	(280.0)	(224.0)
Amortization of intangibles	(5.2)	(5.2)	(15.9)	(15.7)
Other income (expense), net	(1.4)	2.6	(5.9)	5.8
Operating income	104.3	86.4	366.8	290.6

Equity in earnings of affiliates	2.1	2.5	7.9	8.3
Interest income	0.9	0.8	2.8	2.8
Interest expense	(10.4)	(11.4)	(29.0)	(36.0)
Other financial items	(0.3)	(0.4)	(1.8)	2.9
Income before income taxes	96.6	77.9	346.7	268.6

Income taxes	(28.7)	(24.0)	(107.5)	(86.0)
Minority interests in subsidiaries	(0.6)	(2.0)	(6.3)	(5.9)
Net income	$67.3	$51.9	$232.9	$176.7

Earnings per share (basic and diluted)	$.72	$.55	$2.46	$1.85

See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)
	September 30	December 31
	2004 (Unaudited)	2003

Assets
Cash & cash equivalents	$106.8	$93.7
Receivables	1,228.9	1,195.3
Inventories	454.8	452.0
Other current assets	77.8	98.4
Total current assets	1,868.3	1,839.4

Property, plant & equipment, net	1,065.2	1,052.2
Goodwill assets, net	1,529.5	1,531.4
Intangible assets, net	162.1	178.9
Other assets	287.1	292.4
Total assets	$4,912.2	$4,894.3

Liabilities and shareholders' equity
Short-term debt	$176.1	$149.4
Accounts payable	702.5	720.5
Other current liabilities	548.2	497.0
Total current liabilities	1,426.8	1,366.9

Long-term debt	754.0	846.2
Pension liability	65.9	64.5
Other non-current liabilities	166.2	173.8
Minority interests in subsidiaries	48.6	40.9
Shareholders' equity	2,450.7	2,402.0
Total liabilities and shareholders' equity	$4,912.2	$4,894.3
See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)

	Quarter Jul - Sept		First 9 months
	2004	2003	2004	2003

Net income	$67.3	$51.9	$232.9	$176.7
Depreciation and amortization	71.6	67.5	218.0	203.8
Deferred taxes and other	(2.8)	7.1	0.5	4.3
Change in working capital	(9.7)	(52.1)	3.1	(85.3)
Net cash provided by operating activities	126.4	74.4	454.5	299.5

Capital expenditures	(65.5)	(74.7)	(227.8)	(197.7)
Proceeds from sale of property, plant and equipment	3.1	1.0	5.9	6.7
Acquisitions of businesses and other, net	4.4	(0.9)	8.2	(28.7)
Net cash before financing	68.4	(0.2)	240.8	79.8

Net increase (decrease) in short-term debt	(25.2)	20.6	(56.6)	(33.9)
Issuance of long-term debt	43.0	13.5	94.4	118.3
Repayments & other changes in long-term debt	(0.2)	(39.0)	(92.8)	(83.0)
Dividends paid	(18.7)	(12.3)	(51.9)	(37.1)
Shares repurchased	(70.6)	-	(129.5)	(43.0)
Stock options exercised	0.8	2.5	8.2	3.5
Other, net	(5.6)	(10.1)	0.7	(8.8)
Effect of exchange rate changes on cash	2.2	(0.4)	(0.2)	7.1
Increase (decrease) in cash and cash equivalents	(5.9)	(25.4)	13.1	2.9

Cash and cash equivalents at period-start	112.7	129.8	93.7	101.5
Cash and cash equivalents at period-end	$106.8	$104.4	$106.8	$104.4
See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. KEY RATIOS (UNAUDITED)
	Quarter July - Sept		First 9 months
	2004	2003	2004	2003

Earnings per share1)	$.72	$.55	$2.46	$1.85
Equity per share	26.58	23.83	26.58	23.83
Cash dividend declared per share	.20	.15	.60	.41
Working capital, $ in millions	515	531	515	531
Capital employed, $ in millions	3,164	3,183	3,164	3,183
Net debt, $ in millions2)	713	932	713	932
Net debt to capitalization, %3)	22	29	22	29

Gross margin, %4)	19.1	18.3	19.9	18.8
Operating margin, %5)	7.5	7.1	8.2	7.6

Return on shareholders' equity, %	11.0	9.3	12.8	11.0
Return on capital employed, %	13.5	11.3	15.8	13.1

Average no. of shares in millions1)	93.7	95.2	94.7	95.5
No. of shares at period-end in millions6)	92.2	94.5	92.2	94.5
No. of employees at period-end	34,000	31,600	34,000	31,600
Headcount at period-end	39,900	36,500	39,900	36,500
Days receivables outstanding7)	82	82	77	78
Days inventory outstanding8)	32	33	30	32

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

See "Notes to unaudited consolidated financial statements".

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

AUTOLIV, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are dollars in millions, except for per share amounts) September 30, 2004

1. Basis of Presentation

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

The filings with the SEC of Autoliv's annual report, annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents can also be obtained free of charge from Autoliv at the Company's address. These documents are also available at the SEC's website at www.sec.gov and at the Company's corporate website www.autoliv.com.

Certain amounts in the Condensed consolidated statements of cash flows from prior periods have been reclassified to conform to current period presentation.

2. Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

	Sept. 30, 2004	Dec. 31, 2003

Raw material	$178.3	$186.7
Work in progress	182.6	157.0
Finished products	93.9	108.3
	$454.8	$452.0

3. Restructuring

2003
In 2003, employee related restructuring provisions of $5.9 million were made for severance costs related to plant consolidation in Europe. The provision has been charged against "Other income and expense" in the income statement in the fourth quarter of 2003. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2002 to December 31, 2003.

	Dec 31	Cash	Change in	Translation	Dec 31
	2002	payments	reserve	difference	2003

Restructuring - employee related	$12.5	$(10.2)	$3.2	$0.6	$6.1
Contractual losses	0.3	-	(0.3)	-	-
Liability	18.4	-	0.5	0.5	19.4
Total reserve	$31.2	$(10.2)	$3.4	$1.1	$25.5

During 2003, 1,038 employees were terminated or left voluntarily. As part of the restructuring activities in Europe, for which provisions were made in the fourth quarter of 2003, 110 employees are expected to be severed. Therefore, at December 31, 2003, a decrease of 112 employees remained as part of the restructuring activities covered by the reserves.

2004
Q1
In the first quarter of 2004, restructuring provisions of $1 million were made for severance costs for 48 employees expected to be severed in connection with a plant closure in the Netherlands. These severance provisions have been charged against "Other income and expense" in the income statement in the first quarter of 2004. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2003 to March 31, 2004.

	Dec 31	Cash	Change in	Translation	March 31
	2003	payments	reserve	difference	2004

Restructuring - employee related	$6.1	$(0.3)	$1.0	$(0.2)	$6.6
Liability	19.4	-	1.4	(0.2)	20.6
Total reserve	$25.5	$(0.3)	$2.4	$(0.4)	$27.2

During the first quarter 2004, five employees left the Company. As of March 31, 2004 a decrease of 155 employees remained to be covered by the restructuring reserves.

Q2
In the second quarter of 2004, restructuring provisions of $1.4 million were made for severance costs associated with plant closure in the Netherlands and for plant consolidation costs in Europe. These severance provisions have been charged against "Other income and expense" in the income statement in the second quarter of 2004. The change in liability is mainly related to release of customer dispute provisions. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2004 to June 30, 2004.

	March 31	Cash	Change in	Translation	June 30
	2004	payments	reserve	difference	2004

Restructuring - employee related	$6.6	$(0.7)	$1.4	-	$7.3
Liability	20.6	-	(4.0)	-	16.6
Total reserve	$27.2	$(0.7)	($2.6)	-	$23.9

During the second quarter 2004, 18 employees left the Company. As of June 30, 2004 a decrease of 137 employees remains to be covered by the restructuring reserves.

Q3
In the third quarter of 2004, restructuring provisions of $0.4 million were made for severance costs associated with plant closure in the Netherlands and for plant consolidation costs in Europe. These severance provisions have been charged against "Other income and expense" in the income statement in the third quarter of 2004. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2004 to September 30, 2004.

	June 30	Cash	Change in	Translation	Sept 30
	2004	payments	reserve	difference	2004

Restructuring - employee related	$7.3	$(1.1)	$0.4	-	$6.6
Liability	16.6	-	-	0.2	16.8
Total reserve	$23.9	$(1.1)	$0.4	$0.2	$23.4
During the third quarter 2004, 29 employees left the Company. As of September 30, 2004, a decrease of 108 employees remains to be covered by the restructuring reserves.

4. Comprehensive income Comprehensive income includes net income for the year and items charged directly to equity.

	Quarter July - Sept,		First 9 months,
	2004	2003	2004	2003

Net income	$67.3	$51.9	$232.9	$176.7
Minimum pension liability	-	-	(0.1)	-
Fair value of derivatives	(1.0)	3.6	2.7	12.7
Translation of foreign operations	18.3	8.6	(13.6)	78.8
Other Comprehensive income	17.3	12.2	(11.0)	91.5

Comprehensive income	$84.6	$64.1	$221.9	$268.2

5. Stock Repurchase Program

During the 3rd quarter of 2004, Autoliv has repurchased 1,689,100 shares at an average price of 41.73 USD. Since the repurchasing program was adopted in 2000, Autoliv has repurchased 11.2 million shares at an average price of $27.15. Under the existing authorizations, another 8.8 million shares could be repurchased.

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE

	(a)Total No. of	(b)Average Price in USD	(a)Total No. of	(b)Average Price in USD	(c)Total No. of	(b)Average Price in USD	(d)Maximum No. of Shares
	Shares Purchased	Paid per Share	Shares Purchased	Paid per Share	Shares Purchased	Paid per Share	that may yet be Purchased
Date					Announced Plans or Programs		under the Plans or Programs

July 1-
July 31
Total	35,000	40.8004	37,600	40.9877	72,600	40.8974	10,368,762

Aug 1-
Aug 31
Total	532,400	41.4773	348,200	41.5970	880,600	41.5246	9,488,162

Sept 1-
Sept 30
Total	449,600	42.0047	286,300	42.1126	735,900	42.0467	8,752,262

Total	1,017,000	41.6872	672,100	41.7825	1,689,100	41.7251	8,752,262

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

6. Stock Incentive Plan

Had compensation costs for all of the Company's stock-based compensation awards been determined based on the fair value of such awards at the grant date, consistent with the methods of FAS-123 Accounting for Stock-Based Compensation, the Company's total and per share net income would have been as follows:

	Quarter July - Sept		First 9 months
	2004	2003	2004	2003

Net income as reported	$67.3	$51.9	$232.9	$176.7
Add:Compensation under fair value method included in Net income, net of tax	0.4	0.3	1.2	1.0
Deduct:Compensation under fair value
method for all awards, net of tax	(1.2)	(0.8)	(3.6)	(2.5)
Net income pro-forma	$66.5	$51.4	$230.5	$175.2

Earnings per share:
As reported	$.72	$.55	$2.46	$1.85
Pro-forma	$.71	$.54	$2.43	$1.83

7. New Accounting Pronouncements

Statement No.132 Employers' Disclosures about Pensions and Other Post-retirement Benefits was issued in December 2003. FAS-132 has been revised to improve financial statement disclosures for defined-benefit plans. FAS-132 is effective for financial statements issued for fiscal years or interim periods ending after December 15, 2003. Disclosure of information about foreign plans and estimated future benefit payments is effective for fiscal years ending after June 15, 2004.

8. Retirement Plans

Effective December 31, 2003 Autoliv adopted SFAS No.132 Employers' Disclosures about Pensions and Other Post-retirement Benefits. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

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

The projected contributions in the 2003 Annual Report were $13.7 million in 2004 but the actual contributions to be paid due to some accelerated payment requirements are $16.6 million. The projected funding level for the years thereafter has not been significantly altered since the Annual Report for the year ended December 31, 2003.

The Company's main non-U.S. defined benefit plan is the U.K. plan. The Company has frozen participation in the U.K. defined benefit plan for all employees hired after April 30, 2003.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Unaudited Consolidated Financial Statements of the Company for the three months ended September 30, 2004.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 17 to the Consolidated Financial Statements of the Company included in the Company's Annual Report for the year ended December 31, 2003.

The components of net benefit cost associated with defined benefit retirement plans in U.S. and U.K. are as follows:

Pension Benefits
	Quarter July - Sept		First 9 months
	2004	2003	2004	2003

Service cost	$3.5	$3.1	$10.4	$9.4
Interest cost	2.1	1.9	6.3	5.7
Expected return on plan assets	(1.6)	(1.2)	(4.9)	(3.6)
Amortization of prior service cost	0.2	0.1	0.7	0.3
Amortization of net (gain) loss	0.1	0.3	0.2	0.9
Net periodic benefit cost	$4.3	$4.2	$12.7	$12.7

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

In December 2003, a U.S. Federal District Court awarded a supplier of Autoliv ASP, Inc. approximately $27 million plus interest of $5.8 million in connection with a commercial dispute. Autoliv filed its notice of appeal on March 1, 2004, which was followed by a cross-appeal by the counterpart. The appeal and cross-appeal are pending before the United States Court of Appeal for the Federal Circuit. Briefing should end in late December, 2004. Oral arguments have not yet been scheduled. While legal proceedings are subject to inherent uncertainty, Autoliv believes that it has valid grounds for appeal which would result in a new trial and that it is possible that the judgment could be eliminated or substantially altered. Consequently, in the opinion of the Company's management, it is not possible to determine the final outcome of this litigation at this time. It cannot be assured that the final outcome of this litigation will not result in a loss that will have to be recorded by the Company.

The Company believes that it is currently adequately insured against product and other liability risks, at levels sufficient to cover potential claims, but Autoliv cannot be assured that the level of coverage will be sufficient in the future or that such coverage will be available on the market.

Product Warranty and Recalls
Autoliv is exposed to product liability and warranty claims in the event that our products fail to perform as expected and such failure results, or is alleged to result, in bodily injury and/or property damage. We cannot assure that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or all or of the repair or replacement costs of products under new vehicle warranties, when the product supplied has to be repaired or replaced. Accordingly the future costs of warranty claims by our customers may be material, however, we believe our established reserves are adequate to cover potential warranty settlements. The Company's warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluate the appropriateness of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

At december 31, 2003, the reserve for product related performance issues (recall, warranties and product liability), amounted to $52.0 million. The reserve as of March 31, 2004, June 30, 2004 and September 30, 2004, amounted to $51.5 million, $51.7 million and $49.3 million, respectively.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2003 Annual Report on Form 10-K filed with the SEC on March 11, 2004. Unless otherwise noted, all dollar amounts are in millions.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

Market overview

Autoliv's market, i.e. the global automotive safety market, is driven not only by vehicle production but also by the fact that new vehicle models are being equipped with more airbags and other safety systems. For Autoliv's short-term performance the changes in vehicle production are more important than the relatively steady growth in the supply value per vehicle.

During the third quarter 2004, light vehicle production in the Triad (i.e. Western Europe, North America and Japan) remained - as expected - on the same level as in the corresponding quarter last year.

In Western Europe, where Autoliv generates more than half of its revenues, light vehicle production stood unchanged despite an expected increase of 1% at the beginning of the quarter. Most of the deviation, however, did not affect Autoliv's most important customers and vehicle models. Instead, customers such as BMW, Renault and Volvo continued to increase their production. As a result, the vehicle mix was more favorable than anticipated.

In North America, which accounts for slightly more than a quarter of Autoliv's revenues, light vehicle production decreased by a half of one percent, as expected. However, the Asian and European vehicle manufacturers increased their production in North America by 6%. Since Autoliv has a higher sales value per vehicle to these manufacturers than to an average vehicle from GM, Ford or Chrysler, Autoliv benefited from the change in mix from manufacturers in North America.

In Japan, which accounts for nearly one tenth of consolidated sales, light vehicle production increased by 1%.

Consolidated Sales

Autoliv's consolidated net sales during the third quarter 2004 rose by 14% to $1,383 million compared to the corresponding period in 2003. Currency translation effects impacted sales by 6%. The effect from acquisitions or divestitures was insignificant. Consequently, sales grew organically (sales excluding translation currency effects and acquisitions/divestitures) by 8% compared to an expected rate of 5% at the beginning of the quarter. The stronger-than-expected sales performance was due to the aforementioned favorable vehicle mix changes, especially in Western Europe.

Since Autoliv's organic sales grew by 8% despite the flat light vehicle production and the continued pricing pressure from the vehicle manufacturers, the Company continued to increase its market share.

Autoliv's substantial organic sales growth reflects primarily two significant trends: 1) the Company's increasing share of the seat belt market and 2) the introduction of head curtain airbags in an increasing number of new vehicle models. Autoliv's sales of such side airbags for head protection grew organically by 40% during the quarter. In addition, strong performance in steering wheels (up 20%, organically) and side airbags for chest protection (up 16%) contributed to the healthy top-line expansion.

Sales by Product
Sales of airbag products (incl. steering wheels) increased by 12% to $911 million. Excluding currency effects of 5%, the organic growth was 7%. This compares with essentially flat vehicle production. The superior growth was mainly due to the market penetration of side airbags for head protection and side airbags for chest protection in addition to market share gains in steering wheels and the favorable vehicle mix. Sales of knee airbags have also started to take off, partly due to new business for Chrysler's Town & Country Caravan, BMW's 6-series and the new Peugeot 407.

Sales of seat belt products (incl. seat sub-systems) expanded by 18% to $471 million. Organic growth added 11%, currency effects 6% and acquisitions 1%. Autoliv gained market shares in all regions. In Europe, sales were mainly driven by the Renault Mégane/Scénic, the Ford C-Max, the Audi A6, the Peugeot 407, the Opel Astra and the Volkswagen Golf. In North America, sales were driven by new business for the Ford Freestyle and Escape/Mariner, and for the Chevrolet Theta Equinox and Malibu. In Japan, sales were driven by new business for the Mazda 3 and the Honda Edix and the Honda Life.

Sales by Region
Sales from Autoliv's European companies rose by 19% to $773 million. Excluding currency effects of 9%, organic sales increased by 10% while the European vehicle production was flat. The increase reflects the strong demand for curtain airbags and Autoliv's market share gains in seat belts and steering wheels. Sales of the Inflatable Curtain were driven by several new models, such as Citroën's C4, Land Rover's Discovery, Peugeot's 407, Volvo's S40/V50 and Seat's Altea, and also by the ramp-up of Ford's C-Max, Honda's CR-V, Volkswagen's Golf, Opel's Astra, Renault's Mégane and Toyota's Corolla Verso, which all have Autoliv's side-curtain airbag as standard.

Sales from Autoliv's North American companies increased by 3% to $378 million, mainly due to the introduction of head curtain airbags, market share gains in seat belts and the favorable customer mix. Sales were negatively effected by the expiration of frontal airbag contracts and by the on-going phase-out of low-margin inflators for airbag systems. These negative effects were offset by new business for the Inflatable Curtain (up 45%) to, for instance, the Ford Freestyle and Freestar, the Nissan Infiniti and Pathfinder, the Honda Odyssey and the Toyota Sienna. Sales were also driven by strong demand for knee airbags, partly due to the Chrysler Town & Country Caravan and the Chrysler Pacifica. A 26% growth in seat belt sales was spear-headed by a 36% increase in the pretensioner product area.

Sales from Autoliv's companies in Japan rose by 20% to $122 million including currency effects of 7%. The organic growth of 13% occurred in almost all product areas. The introduction of Mazda's 3-series, Honda's CR-V and Edix and Toyota's Corolla helped Autoliv to outperform vehicle production also in Japan.

Sales from Autoliv companies in the Rest of the World (RoW) increased by 18% to $109 million. Excluding currency effects and acquisitions of 5% each, organic growth amounted to 8%. The organic growth occurred in almost all product areas, and was especially strong in Korea.

Earnings

Earnings increased on all lines in the income statement and the return on shareholders' equity improved for the 15th consecutive quarter (when compared to the previous year's quarter). The return on equity rose to 11% from 9% and the return on capital employed improved to 14% from 11%.

The improvements are due to the sales performance generated by new products (e.g. the Inflatable Curtain), higher market shares (mainly for seat belts), growth in Asia, a favorable customer mix and currency effects. The fact that Autoliv so far has managed to cope with both pricing pressure from customers and higher raw material prices is also a result of a number of internal actions such as plant consolidations, moving production to low-cost countries, consolidation of the supplier base and re-designing of products.

Gross profit increased by 19% to $264 million. Currency translation effects contributed 6% or $13 million to the increase. Gross profit margin improved from 18.3% to 19.1%, the best margin for a third quarter since year 2000 despite higher prices for raw materials. The margin improvement was due to the strong sales performance and the cost-reduction actions.

Operating income rose by 21% to $104 million and operating margin improved to 7.5% from 7.1%. Selling, General and Administration (S,G&A) expense as well as the expense for Research, Development and Engineering (R,D&E) rose in line with sales. Consequently, the improvement in operating margin was driven by the same components as the improvement in gross margin. The higher S,G&A expense was partly due to costs driven by the Sarbanes-Oxley Act.

Income before taxes grew by 24% to $97 million. In addition to the better operating income, this improvement was due to a $1 million reduction in net interest expense primarily as a result of a lower net debt.

The effective tax rate has been reduced to 29.7% from 30.8%. Previously, the effective tax rate for the full year 2004 was expected to be 31.5%, but it is now expected to be 31%. This reduction is primarily due to relatively higher income in countries with lower tax rates. In the third quarter of 2003, the tax rate expected for the full year was 32%.

Net income rose by 30% to $67 million and earnings per share by 31% to 72 cents, respectively. Of the 17 cents improvement in earnings per share, 6 cents was due to currency exchange effects and 1 cent each to the stock repurchase program and the lower tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

Market Overview

During the nine-month period January through September 2004, light vehicle production in the Triad remained almost unchanged compared to the same period 2003.

In Western Europe, light vehicle production increased by 1%, with a favorable mix for Autoliv.

In North America, light vehicle production was flat. However, Asian and European vehicle manufacturers increased their North American production by 8%, while GM, Ford and Chrysler reduced their production by almost 3%. Therefore, the vehicle and customer mix was favorable for Autoliv.

In Japan, light vehicle production increased by 3% primarily due to a strong second quarter.

Consolidated Sales

For the first nine months, sales rose by 16% to $4,449 million. Organic growth was 8% despite the flat vehicle production. Currency effects added 7% to Autoliv's sales and acquisitions 1%. Approximately 60% of the organic sales growth was due to higher market shares in seat belts. The second most important growth driver was the Inflatable Curtain. Higher market shares in steering wheels and electronics also contributed to the sales increase.

Sales of airbag products increased by 11% to $2,924 million. Excluding 6% currency effect, the organic increase was 5%, which was achieved despite the fact that several low-margin contracts for airbag inflators were phased out and old frontal airbag contracts expired.

Sales of seat belt products rose by 27% to $1,525 million including currency effects of 9% and acquisitions of 5%. The organic growth of 13% was mainly the result of market share gains in the Triad and increased vehicle production in Asia.

Sales from Autoliv's European companies rose by 20% to $2,548 million including an 11% currency effect. The fact that sales grew organically by 9% at the same time as light vehicle production was flat was due to a favorable customer mix in combination with the global trends of higher market shares in seat belts and the introduction of curtain airbags.

Sales from Autoliv's North American companies increased by 3% to $1,225 million mainly due to the introduction of the Inflatable Curtain, significant market share gains in seat belts and a favorable customer mix.

Sales from Autoliv companies in Japan jumped 36% to $357 million. Excluding acquisitions of 17% and currency effects of 9%, the organic growth was 10%.

Reported sales from Autoliv companies in the Rest of the World (RoW) grew by 27% to $319 million. Currency effects of 10% and acquisitions of 4% impacted sales. The organic growth of 13% mainly occurred in Korea and China as a result of strong demand for seat belts and frontal airbags.

Earnings

Earnings improved on all lines in the income statement during the year's first nine months.

Gross profit increased by 23% to $887 million and the gross margin rose to 19.9% from 18.8% despite pricing pressure from customers and raw material price increases. During 2003, currency hedging reduced gross profit by $12 million, while in 2004 currency hedging and currency translations had a positive effect of $52 million.

Operating income rose by 26% to $367 million and operating margin improved to 8.2% from 7.6%. The improvement of the operating margin was less than the increase in the gross margin primarily because of higher R,D&E spending, which rose to 6.3% of sales from 5.9%.

Income before taxes improved by 29% to $347 million as a result of the strong sales performance, the margin improvement and lower interest expense, net.

The effective tax rate for 2004 is expected to be 31% compared to the 32% that had been expected for 2003. This is primarily an effect of a reduced level of losses being generated without any tax benefit and relatively higher income in countries with lower tax rates.

Net income rose by 32% to $233 million and earnings per share rose by 33% to $2.46. Of the improvement in earnings per share of 61 cents, 30 cents was due to currency exchange effects, 4 cents due to the lower tax rate and 1 cent to the effect of the stock- repurchase program.

The return on equity improved to 13% from 11% and the return on capital employed to 16% from 13%.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures have been presented gross in the Cash Flow Statement, which is a change to the net presentation in previous reports.

Operations generated a positive cash flow for the 12th quarter in a row. For the last 12-month period, cash flow from operating activities totaled $684 million before investing activities and $414 million after these activities.

During the third quarter alone, operating activities generated $126 million in cash before investing activities and $68 million after these activities. This was the best cash flow ever for a third quarter. The cash flow record was due to the strong earnings performance.

Compared to the third quarter 2003, capital expenditures declined to $66 million from $75 million which was $6 million less than depreciation and amortization of $72 million. The capital expenditures included additional manufacturing capacity for the Inflatable Curtain.

Operating activities generated $454 million in cash for the first nine months, including a $3 million reduction in working capital. In relation to sales, working capital was reduced to 8.7% on September 30 from 10.0% at the beginning of the year. After capital expenditures and acquisitions, operating activities generated $241 million in cash and $233 million excluding the acquisitions for the first nine months. Capital expenditures rose by $30 million to $228 million which was $10 million more than depreciation and amortization, which amounted to $218 million for the first nine months.

Working capital increased during the quarter to 8.7% of sales compared to 8.5% at the beginning of the quarter but declined from the 10.6% level recorded a year ago. Autoliv therefore continued to meet its target that working capital should not exceed 10% of sales. In absolute numbers, working capital increased by $24 million as a result of higher inventories, which partly reflects the move to low-labor-cost countries and consequently more goods in transit. In relation to sales days, both receivables and inventories increased seasonally during the quarter but stood almost unchanged compared to the year-ago levels.

During the quarter, net debt increased by $25 million to $713 million and gross interest-bearing debt by $28 million to $930 million. This was the result of the combined effects from stock buy-backs for $71 million and the quarterly dividend of $19 million. However, net debt to capitalization stood unchanged at 22% during the quarter. Since the beginning of the year, net debt has been reduced by $72 million, gross interest-bearing debt by $66 million and the net-debt-to-capitalization ratio to 22% from 24% despite dividend payments and stock buy-backs aggregating to $181 million.

In line with its bank commitments, Autoliv has adopted the policy to always maintain a net debt that is significantly below 3.0 times the EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) and an interest coverage ratio significantly above 2.75 times. On September 30, these covenant ratios were 1.0 and 14.2, respectively.

Equity decreased by $4 million to $2,451 million during the quarter. The favorable effect of $67 million from the quarter's net income was more than offset by $89 million for the quarterly dividend and stock buy-backs. A $1 million favorable effect from exercised stock-options was offset by a similar negative effect from changes in the market value of cash-flow hedges. Equity per share increased during the quarter as an effect of the stock repurchase program to $26.58 from $26.17. Since year-end equity increased by $49 million despite the repurchase of shares for $130 million and the quarterly dividends of almost $52 million. Equity was negatively impacted by $13 million from currency effects due to the stronger U.S. dollar and favorably impacted by $3 million from changes in the market value of cash-flow hedges. Proceeds from the exercise of stock options added $8 million since year-end.

HEADCOUNT

Total headcount (employees plus temporary hourly workers) increased by 1,000 during the quarter and by 2,900 during the year's first nine months to 39,900. Of the increase during the year, over 60% was concentrated in low-labor-cost countries. Most of the increase in high-labor-cost countries was temporary hourly workers due to the strong demand for curtain airbags, steering wheels and seat belts.

Currently, 34% of headcount are in low-labor-cost countries (and 38% excluding temporaries), compared to 30% a year ago and less than 10% five years ago.

PROSPECTS

Compared to the year-ago quarter, light vehicle production is expected to decline during the fourth quarter 2004 by slightly more than 3% in the Triad with a 3% decline in Europe and North America and a 4% decline in Japan. However, thanks to the continuous penetration of new products, a favorable vehicle mix and Autoliv's expansion in Asia, Autoliv's organic sales are expected to continue to outperform the vehicle production in the Triad at approximately the same rate as in the third quarter. In addition, currency effects could boost sales by 2%, provided that the mid-October exchange rates prevail. Based on these assumptions, consolidated sales would increase by approximately 7% in the fourth quarter 2004 compared to the same period 2003.

The favorable effect of this sales increase will be partly offset by the higher R,D&E expenditure levels established during the first nine months. The continued high prices in the markets for raw materials will also be increasingly difficult to offset by higher volumes and accelerated cost-saving efforts in other areas. Despite this, the operating margin during the fourth quarter is expected to slightly exceed 8%.

Given the strong demand for the Inflatable Curtain, capital expenditures could exceed previous expectations of $290-320 million for the full year 2004. The increasing level of capital expenditure compared to last year is also reflected in the Condensed Consolidated Statements of Cash Flows presented in this report.

OTHER RECENT EVENTS

Launches During 3Q 2004
  Citroën's new C4: Smart frontal airbags, Inflatable Curtains, seat belts with pretensioners, safety electronics and fixed-hub steering wheel
  Chrysler's new Jeep Grand Cherokee: Smart frontal airbags, seat belts with pretensioners and Inflatable Curtains
  Buick's new LaCrosse: Smart passenger airbag, Inflatable Curtains and seat belts with pretensioners
  Honda's new Odyssey: Side thorax airbags, Inflatable Curtains and seat belts with pretensioners
  Land Rover's new Discovery: Side thorax airbags, Inflatable Curtains and seat belts
  Mercedes' new A-class: Side thorax airbags, Inflatable Curtain and seat belts with pretensioners
  Nissan's new Pathfinder: Smart frontal airbags, Inflatable Curtains and steering wheel
  Porsche's new Boxster: Smart frontal airbags with steering wheel, side thorax airbags and side head airbags, seat belts with pretensioners and safety electronics
  Toyota's new Tacoma: Smart passenger airbag

Significant Events
  These financial results have been affected by three small acquisitions. In the third quarter 2003, Autoliv acquired Protektor with $10 million in annual sales. Protektor specializes in seat belts for niche markets. Last year, Autoliv also acquired a Japanese steering wheel operation with external sales of less than $2 million. As of April 1, 2004 Autoliv started to consolidate its joint venture in Taiwan. Autoliv's interest remains 59%, but through an amendment in the ownership agreement Autoliv has received a controlling position in the company. Last year, the joint venture had external sales of nearly $20 million. The first nine months have also been affected by the acquistion on April 1, 2003 of NSK's Asias seat belt operations with annual sales of approximately $150 million.
  During the quarter, Autoliv has bought back 1.7 million shares for $71 million and 3.1 million for $130 million during the year. In addition, the Company paid dividends of $19 million in the third quarter and $52 million since the beginning of the year.
    Since the repurchasing program was adopted, Autoliv has bought back 11.2 million shares at an average price of $27.15. Under the existing authorizations, another 8.8 million shares could be repurchased.
  Autoliv has introduced the first steering wheel with a fixed hub. This innovation makes it possible to put an asymmetric - and hence wider and more efficient - airbag also on the driver side just as on the passenger side. The new system is being launched on the new Citroën C4.
  Construction has started for a new plant in Shanghai - Autoliv's 10th steering wheel plant in the world and the Company's sixth manufacturing facility in China. After an initial investment of $10 million, the plant will have capacity to produce one million steering wheels per year. Initial customers are Mazda and Suzuki in China, as well as Chinese vehicle manufacturers such as CAC and Chagan.
  Autoliv will invest $5 million to double its seat belt assembly capacity in Romania. The decision follows upon the Company's announcement last quarter to open a weaving plant in Romania for seat belt webbing.
  A consortium, Safe-by-Wire, has been formed with nine other leading companies for defining a global standard for safety electronics. Other members include Bosch, Continental/Temic, Delphi, Philips, Siemens VDO and TRW.
  A new plan has been announced to reduce headcount by a quarter at the Swedish assembly plant. Of these 275 jobs, 175 will be moved to Autoliv's company in Estonia and the remaining 100 will become redundant through productivity improvements.

DIVIDEND

The quarterly dividend of 25 cents per share will be paid on Thursday, December 9, 2004 to shareholders of record as of November 11. The Ex-date, when the shares will trade without the right to the dividend, is November 9.

Autoliv has decided to increase its quarterly dividend to shareholders by 25% to 25 cents per share of common stock from 20 cents. The dividend will be payable on Thursday March 3, 2005, to the Autoliv stockholders of record on the close of business, Thursday February 3, 2005. The Ex-date when the shares will trade without the right to the dividend will be February 1.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2004, our future contractual obligations have not changed significantly from the amounts reported within our 2003 Annual Report on Form 10-K.

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

31.1	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K
On October 21, 2004, a report was filed by the Company on form 8-K under Items 2.02, 7.01 and 9.01, in connection with a press release announcing the Company's financial results for the third quarter of 2004 and its press conference the same day.

On October 25, 2004, a report was filed by the Company on form 8-K under Items 5.02 in connection with a press release announcing the election of Lars Nyberg to its Board of Directors to fill a vacancy in the Board.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2004

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist

________________
Magnus Lindquist
Vice President
Chief Financial Officer