Form 10-Q/A
period 2004-11-09
AUTOLIV INC
filed 2004-11-09
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
This amendment No. 1 on Form 10-Q/A is being filed solely to correct a typographical error in Part I, Item 2, "Dividend" section, in the Quarterly Report on Form 10-Q of Autoliv, Inc. for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 5, 2004. This filing makes no other changes.

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

DIVIDEND

The quarterly dividend of 20 cents per share will be paid on Thursday, December 9, 2004 to shareholders of record as of November 11. The Ex-date, when the shares will trade without the right to the dividend, is November 9.

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

Date: November 9, 2004

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist

________________
Magnus Lindquist
Vice President
Chief Financial Officer