Form 10-K
period 2004-12-31
AUTOLIV INC
filed 2005-03-10
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2004

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

Number of shares of Common Stock outstanding as of March 1, 2005: 91,798,713 million.

The aggregate market value of the equity of Autoliv, Inc. as of the last business day of the second fiscal quarter of 2004 amounted to $3,960 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2004 (the "Annual Report"), are incorporated by reference into Parts I and II.

2. Portions of the definitive Proxy Statement dated March 2, 2005, for the annual stockholders' meeting to be held April 26, 2005 (the "2005 Proxy Statement"), are incorporated by reference into Parts II and III.

3. Certain Exhibits of Autoliv, Inc.'s Registration Statement on Form S-4 (File #333-23813)(the "Registration Statement") are incorporated by reference into Part IV.

PART I

ITEM 1. BUSINESS*

General

Autoliv, Inc. ("Autoliv") is a Delaware holding corporation with its principal executive offices in Stockholm, Sweden. The Company owns two principal subsidiaries, Autoliv AB ("AAB" or "Autoliv AB") and Autoliv ASP, Inc.("ASP"). Autoliv's filings with the United States Securities and Exchange Commission (the "SEC"), which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, are made available free of charge online at www.autoliv.com, Financial Info, Filings. These reports are available at Autoliv's Corporate Website (www.autoliv.com) as soon as reasonably practicable after they are electronically filed with the SEC.

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol "ALV" and Swedish Depositary Receipts representing shares of Autoliv common stock trade on the OMHEX Stockholm Stock Exchange under the symbol "ALIV". Options in Autoliv shares are listed on the Chicago Board Options Exchange under the symbol "ALIV". Autoliv's fiscal year ends on December 31.

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

* This form 10-K contains statements which are not historical facts but forward-looking statements that involve risks and uncertainties that could cause the Company´s results to differ materially from what is projected, including the following: Higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending, or future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or governmental action; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including currency exchange rate fluctuations and other factors. The Company undertakes no obligations to update publicity and forward-looking statements whether as a result of new information or future events.

Business

Autoliv, Inc. was created from the merger of AAB and ASP in 1997. Autoliv is the world's leading supplier of automotive occupant safety restraint systems with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seat belts, steering wheels, safety seats and other safety systems and products. Autoliv has production facilities in 29 countries and has as customers all of the world's largest car manufacturers.

The Autoliv head office is located in Stockholm, Sweden and employs about 40 people. Autoliv had approximately 34,515 employees at December 31, 2004, and a total headcount, including temporary employees, of 39,765. Autoliv's sales in 2004 were $6.1 billion, approximately 66% of which consisted of airbags and associated products and approximately 34% of which consisted of seat belts and associated products. Autoliv's most important markets are in Europe, the United States, Japan and Asia Pacific.

The information required by Item 1 regarding developments in the Company's business since the beginning of 2004 is contained in the Annual Report and is incorporated herein by reference.

Financial Information on Segments

Autoliv considers its products to be components of integrated car passenger protection systems, which fall within a single industry segment. The financial data relating to Autoliv's business in such segment over the last three fiscal years is contained in the Consolidated Financial Statements on pages 29 through 32 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements on page 46 of the Annual Report and is incorporated herein by reference.

Financial Information on Geographic Areas

Financial information concerning Autoliv's geographic areas is included in the section titled "Value Drivers" beginning on page 8 and in Note 19 of the Notes to Consolidated Financial Statements on page 46 of the Annual Report, and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the section titled "Value Drivers" on page 8 of the Annual Report and is incorporated herein by reference.

Research, Development and Engineering

Expenses incurred for research, development and engineering activities were $368.4 million, $305.4 million and $229.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additional information on research, development and engineering is included in the sections titled "Research & Development" and "Two Research & Development Projects" on pages 12 and 13 of the Annual Report and is incorporated herein by reference.

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 80 wholly or partially owned production facilities located in 29 countries, consisting of both component factories and assembly factories. See "Item 2. Properties" for a description of Autoliv's principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seat belt and airbag assembly, seat subsystems, and steering wheels. The assembly factories source components from a number of parties, including Autoliv's own component factories, and assemble complete restraint systems for "just-in-time" delivery to customers. The products manufactured by Autoliv's wholly owned assembly factories in 2004 consisted of more than 90 million complete seat belt systems (more than 40 million of which were fitted with pretensioners), more than 25 million frontal airbag modules, more than 30 million side-impact airbags (including curtain airbags), nearly 10 million steering wheels and more than 20 million electronic units.

Autoliv's "just-in-time" delivery systems have been designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. "Just-in-time" deliveries require final assembly or at least distribution centers in geographic areas close to customers to facilitate rapid delivery. The fact that the major automobile manufacturers are continually expanding production activities into more countries and require the same or similar safety systems as produced in Europe, Japan or the United States increases the importance to suppliers of having assembly capacity in several countries. Consolidations among our customers also support this trend.

Automobile manufacturers seek competitive quotes from suppliers and demand significant price reductions over a product's life cycle. In line with its customers' purchasing strategies, Autoliv has implemented cost-saving programs that management believes will help reduce Autoliv's own material, production and administrative costs.

If the supply of raw materials and components is not disrupted, the Autoliv assembly operations generally are not constrained by capacity considerations. Autoliv can adjust capacity in response to changes in demand within a few weeks by the addition or removal of work shifts and within a few months by the addition or removal of standardized production and assembly lines. Most of Autoliv's assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity. As a result, Autoliv can usually adjust its manufacturing capacity faster than its customers can adjust their capacities to changes in the general demand for vehicles or in the demand for a specific vehicle model, provided customers notify us when they become aware of such changes in demand.

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

During 2001, Autoliv launched a plan to certify its subsidiaries to "ISO/TS 16949", a new global quality management system for the automotive industry, which in time will replace "QS 9000". So far, over 80% of Autoliv's subsidiaries have been certified to this new quality standard. These subsidiaries account for approximately 95% of consolidated sales.

Additional information on quality management is included in the section titled "Quality Management" on page 16 of the Annual Report and is incorporated herein by reference.

Sources and Availability of Raw Materials and Components

Autoliv's business uses many raw materials and components in the manufacture of its products, nearly all of which are generally available from a number of qualified suppliers. Peaks in worldwide demand have had an impact on raw material costs and availability. Autoliv's business, however, has not generally experienced significant or long-term difficulty in obtaining raw materials. Since the cost of direct materials is approximately 50% of sales, changes in component costs could have a major impact on margins. Of the direct materials costs, approximately 33% comprise of raw materials and approximately 67% comprise of value added by the supply chain.

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

Joint Ventures

An important element of Autoliv's strategy has been to establish joint ventures to promote Autoliv's geographical expansion and technological development and to gain assistance in marketing Autoliv's full product line to local automobile manufacturers. Autoliv is not currently involved in any joint ventures that have been formed for the purpose of developing technology, but it is possible that strategic alliances combining Autoliv's technologies and expertise with that of others may expand the business opportunities in the future. These joint venture operations are accounted for according to the equity method. Total sales of Autoliv's joint venture operations to customers outside the consolidated Autoliv were approximately $198 million in the fiscal year ended December 31, 2004. This amount includes sales to outside customers of the joint venture in Taiwan and the joint venture in Nanjing, China, until Autoliv obtained a controlling position and started to consolidate those ventures as of April 1, 2004, and October 1, 2004, respectively.

Autoliv Joint Ventures at December 31, 2004

Country/% Ownership by Autoliv

China
30%	Changchun Hougguang-Autoliv Vehicle Safety Systems Co. Ltd., Changchun
45%	Shanghai-VOA Webbing Belt Co. Ltd., Shanghai

France
49%	EAK SA Composants pour L'Industrie Automobile, Valentigney
49%	EAK SNC Composants pour L'Industrie Automobile, Valentigney

India
50%	Autoliv-IFB India Ltd., Bangalore

Malaysia
49%	Autoliv-Hirotako Safety Sdn Bhd (parent and subsidiaries), Kuala Lumpur
40%	Furniweb-VOA Safety Webbing Sdn Bhd, Kuala Lumpur

Autoliv typically contributes design and production knowledge to the joint ventures, with the local partner providing sales support and manufacturing facilities. Some of these local partners manufacture and sell standardized seat belt systems, and will, through the joint venture with Autoliv, be able to upgrade their technology to meet specific customer demands and/or expand their product offerings. In addition to joint ventures in emerging markets, Autoliv has also, established joint ventures in developed markets such as France, either to strengthen its sales position or to gain access to the market.

Global Operations

Autoliv's joint ventures and foreign subsidiaries may be subject to the usual risks inherent in global operations, including, but not limited to: risks with respect to currency exchange rates; economic and political destabilization; other disruption of markets; restrictive laws and actions of certain governments (such as restrictions on transfers of funds, export duties and quotas, foreign customs and tariffs, and unexpected changes in regulatory environments); difficulty in obtaining distribution and support; nationalization; and the laws and policies of mainly the United States, the European Union, Japan, China and the World Trade Organization affecting trade, investment and loans; and tax laws.

There can be no assurance that these factors will not have a material adverse impact on Autoliv's ability to increase or maintain its international sales or on its results of operations.

Patents and Proprietary Technology

Autoliv has developed a considerable amount of proprietary technology related to car occupant restraint systems and relies on a number of patents to protect such technology. Autoliv protects many of its innovations with patents, and vigorously protects and defends its patents, trademarks and know-how against infringement and unauthorized use. At present, Autoliv holds approximately 3,200 patents covering a large number of innovations and product ideas, mainly in the fields of seat belt and airbag technologies. Autoliv utilizes, and has access to, the patents of Autoliv's joint ventures. These patents expire on various dates during the period 2005 to 2024. The expiration of any single patent is not expected to have a material adverse effect on Autoliv's financial position.

Although Autoliv believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against Autoliv in the future. There can be no assurance that any patents now owned by Autoliv, will afford protection against competitors that develop similar technology.

Dependence on the Automotive Industry

Autoliv's customers are automobile manufacturers whose production volumes are dependent upon general economic conditions and the level of consumer spending. The volume of car production in Autoliv's most important markets in Europe, North America, and Asia has fluctuated from year to year, and such fluctuations have given rise to fluctuations in the demand for Autoliv's products.

Major Customers and Substantial Reliance by Autoliv on Major Customers

Autoliv's customer base consists of a relatively small number of automobile manufacturers. Although business with any given customer is typically split into several contracts (usually one contract per vehicle model), the loss of all of the business of certain customers could have a material adverse effect on Autoliv. Combined sales to Autoliv's three largest customers represented Ford (including Volvo Cars 8%, Mazda etc.) 23%, Renault (incl Nissan) 15% and General Motors (including Opel, Holden, SAAB etc.) 12% of total fiscal 2004 sales and the largest contract accounted for 6% of total fiscal 2004 sales. This contract is due to expire in 2009.

Information concerning major customers is included in the the Management's Discussion and Analysis section titled "Risks and Risk Management" on page 25 and in Note 19 of the Consolidated Financial Statements on page 46 of the Annual Report, and is incorporated herein by reference.

Pricing Pressures on Autoliv

As a consequence of the major automobile manufacturers' strong purchasing power, and the competitive pressures on car occupant restraint system suppliers to increase such suppliers' manufacturing capabilities, the unit prices of airbag systems, seat belts and other Autoliv products will likely continue to decline. In addition, similar to other automobile component manufacturers, Autoliv expects to quote, under certain circumstances, fixed or maximum prices for long-term supply arrangements. The future profitability of Autoliv will depend upon, among other things, its ability to continue to reduce its per unit costs and maintain a cost structure, internally and with its suppliers, that will enable it to remain cost-competitive. Autoliv's profitability may also be influenced by its success in designing and marketing technological improvements in car occupant restraint systems.

Additional information on Pricing Pressure is included in the Management's Discussion and Analysis section titled "Risks and Risk Management" on page 25 of the Annual Report and is incorporated herein by reference.

Product Warranty and Recalls

Autoliv is exposed to product liability and warranty claims in the event that our products fail to perform as expected and such failure results, or is alleged to result, in bodily injury and/or property damage. We cannot assure that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly the future costs of warranty claims by our customers may be material. However, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the appropriateness of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

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

The National Highway Traffic Safety Administration's (the "NHTSA") issued a Notice of Proposed Rulemaking (NPRM) in May 2004 to upgrade the current side impact crash certification test. The proposed upgrade is intended to improve occupant safety in near-side lateral crashes by adding head impact protection requirements, adding a lateral impact test of the vehicle into a stationary pole, and utilizing new (more biofidelic) test dummies - covering both the average adult male occupant (50th percentile), and smaller (5th percentile) occupants. If adopted as a standard during 2005, the new requirements will be used for vehicle certification as early as 2009.

Environmental

Autoliv is subject to the requirements of United States federal, state, local as well as many non-United States environmental and occupational safety and health laws and regulations ("Regulations".) Although it is our intention to comply with all such laws and regulations, we cannot provide assurance that we are at all times in compliance with all such laws and regulations. Environmental requirements are complex, subject to change and have tended to become more and more stringent. Accordingly, we cannot provide assurance that such requirements will not change or become more stringent in the future.

Since 1996, Autoliv has had an environmental plan based on Autoliv's environmental policy. According to the plan, Autoliv's plants and units are intended to be certified according to ISO 14001, an international standard for environmental management systems. So far, 56 facilities representing more than 95% of the Company's consolidated sales have been certified according to this standard.

Autoliv has no pending material environmental related issues. The Company does not incur (or expect to incur) any material costs or capital expenditures for environmental control facilities associated with compliance with Regulations.

Additional information relating to the Company's environmental management is included in the section titled "Environment" on page 15 of the Annual Report and is incorporated herein by reference.

Employees

At December 31, 2004, Autoliv and its subsidiaries had approximately 34,515 employees. In addition, Autoliv had approximately 5,250 temporary hourly workers

Autoliv considers its labor relations to be good and has not experienced any major strike or other significant labor dispute for many years.

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

Twice a year the Company's management conducts a European Employee Council meeting (EEC) to provide employee representatives with important information and a forum for exchange of opinions.

Available information

The public may read and copy any materials Autoliv files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (1)202-942-8090. Further information regarding filings with the SEC is included in the section titled "Filing with NYSE and SEC" on page 2 of the Annual Report and is incorporated herein by reference.

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

Autoliv Manufacturing Facilities

Country/Company	Location of Production Facility	Items of Production Facility

Argentina
Autoliv Argentina SA	Buenos Aires	Seat belts, airbags

Australia
Autoliv Australia Proprietary Ltd	Melbourne	Seat belts, airbags
VOA Webco Pty Ltd	Melbourne	Seat belt webbing

Belgium
Autoliv Belgium N.V.	Gent	Sequency plant and airbag assembly, Steering wheel

Brazil
Autoliv do Brasil Ltda.	Taubaté	Seat belts, airbags, Steering wheels and webbing

Canada
VOA Canada, Inc	Collingwood	Seat belt webbing
Autoliv Canada, Inc	Tilbury	Airbag cushions
Autoliv Electronics Canada, Inc	Markham, Ontario	Airbag electronics

China
Autoliv Vehicle Safety Systems Co. Ltd	Shanghai	Airbags
Autoliv MawHung Vehicle Safety Systems Co. Ltd	Changchun	Seat belts
Changchun Hougguang-Autoliv Vehicle Safety System Co. Ltd	Changchun	Seat belts
Nanjing Houngguan-Autoliv Safety Systems Co. Ltd	Nanjing	Seat belts
Shanghai-VOA Webbing Belt Co Ltd	Shanghai	Seat belt webbing

Estonia
Norma AS	Tallinn	Seat belts and belt components

France
Autoliv France SNC	Gournay-en-Bray	Seat belts and airbags, production machinery equipment
EAK Composants pour L'Industrie Automobile	Valentigney	Seat belts and airbags
Isodelta SA	Poitiers	Steering wheels and covers
Livbag SA	Brest	Airbag inflators
NCS Pyrotechnie et Technologies SA	Survillier	Initiators for airbag inflators
OEA France Pyroindustrie	Les Mureaux	Initiators for airbag inflators
Autoliv Electronics SAS	Rouen	Airbag electronics

Germany
Autoliv GmbH	Dachau	Airbags and pretensioners
	Elmshorn	Seat belts
	Dobeln	Seat belts
	Braunschweig	Airbag module assembly
Stakupress GmbH	Norderstedt	Seat belt components
Autoliv Protektor GmbH	Lubeck	Seat belts

Hungary
Autoliv KFT	Sopron	Seat belts

India
Autoliv-IFB India Ltd	Bangalore	Seat belts

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seat belts

Japan
Autoliv Japan Ltd	Tsukuba	Airbags
Autoliv-Nichiyu Japan Co. Ltd	Taketoyo	Airbag inflators
Autoliv-Izumi Japan Ltd	Atsugi	Steering wheels
NSK-Autoliv Co. Ltd	Fujisama	Seat belts
Autoliv Hiroshima Ltd	Hiroshima	Steering wheels

Korea
Autoliv Mando Corporation	Hwa Sung City	Airbags and seat belts

Malaysia
Autoliv-Hirotako Safety Sdn Bhd	Kuala Lumpur	Seat belts, airbags and steering wheels
Furniweb-VOA Safety Webbing Sdn Bhd	Kuala Lumpur	Seat belt webbings

Mexico
Autoliv de Mexico SA de CV	Toluca	Seat belts, airbags
Autoliv Safety Technologies de Mexico SA de CV	Tijuana	Seat belts
Autoliv Components Mexico, SA de RL de CV	El Marques	Airbag cushions
Autoliv Steering Wheels Mexico, SA de RL de CV	El Marques	Steering wheels
Autoliv Resortes Dinamicos S.A. de C.V.	Lerma	Springs for belt, retractors and height adjusters

Netherlands
Van Oerle Alberton BV	Boxtel	Seat belt webbing

Philippines
Autoliv QB Inc	Manila	Seat belts
Autoliv-Izumi Co	Cebu	Steering wheels

Poland
Autoliv Poland Sp z.o.o.	Olawa	Airbag cushions
	Jelcz-Laskowice	Seat belts

Romania
Autoliv Romania SA	Brasov	Seat belts

South Africa
Autoliv Southern Africa Pty Ltd	Gauteng	Seat belts and airbags

Spain
Autoliv-KLE SA	Barcelona	Seat belts
Autoliv-BKI SA	Valencia	Airbags

Sweden
Autoliv Sverige AB	Vargarda	Airbags, seat belts and integrated child seats
Autoflator AB	Vargarda	Cold inflators
Autoliv Mekan AB	Hassleholm	Components for car seats
Autoliv Electronics AB	Motala	Safety electronics

Taiwan
Mei-An Autoliv Co. Ltd	Taipei	Seat belts and airbags

Thailand
Autoliv Thailand Ltd	Bangkok	Seat belts and airbags

Tunisia
Autoliv Tunisia Zriba	Zriba	Seat belts
Autoliv Steering Wheels Tunisia	El Fahs and Ennadour	Leather wrapping of steering wheels

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemlen San Ve Tic AS	Istanbul	Seat belts and airbags
Autoliv Spring Dynamics Turkey Ltd	Istanbul	Springs for belt retractors and height adjusters
Autoliv Leather Steering Wheel Ltd. Co.	Istanbul	Leather wrapping of steering wheels

United Kingdom
Autoliv Ltd	Havant	Airbags
Autoliv Spring Dynamics Ltd	Milton Keynes	Springs for belt retractors and height adjusters
Airbags International Ltd	Congleton	Airbag cushions
Spiroflex Ltd	Northampton	Springs for belt retractors and height adjusters

USA
Autoliv ASP, Inc.	Brigham City, Utah	Inflators and seat belts
	Madisonville, Kentucky	Seat belts
	Ogden, Utah	Airbag modules
	Ogden, Utah	Service parts
	Ogden, Utah	Inflators
	Promontory, Utah	Gas generators
	Colombia City, Indianapolis	Steering wheels
	Goleta, California	Night Vision cameras
OEA, Inc.	Tremonton, Utah	Airbag initiators

TECHNICAL CENTERS AND CRASH TEST LABORATORIES

Location	Function

Australia
Autoliv Australia, Melbourne	Full-scale test laboratory

France
Autoliv France, Gournay-en-Bray	Technical center for Airbags with full-scale test laboratory
Autoliv Electronics France, Pontoise	Technical center for Electronics and Active Safety
Autoliv Inflators, Pont-de-Buis	Technical center for Inflators development

Germany
Autoliv Germany, Dachau	Technical center for Frontal Airbags with full-scale test laboratory
Autoliv Germany, Hamburg	Technical center for Seatbelts with full-scale test laboratory

Japan
Autoliv Japan, Tsukuba	Sled testing, technical center for Airbags Japan
Autoliv NSK, Kanagawa	Technical center for Seatbelts with full-scale test laboratory

Korea
Autoliv Mando, Hwa Sung City	Technical center with sled test laboratory

Spain
Autoliv Spain, Barcelona	Full-scale test laboratory

Sweden
Autoliv Research, Vargarda	Research center
Autoliv Safety Center, Vargarda	Technical center for Side Airbags with full-scale tests, roll-overs, etc.
Autoliv Electronics Sweden, Motala/Linkoping	Technical center for Electronics and Active Safety

USA
Autoliv North America, Auburn Hills Michigan	Technical center with full-scale test laboratory
Autoliv Inflator, Ogden Utah	Technical center for Pyrotechnic and Inflator Research and Development
Autoliv Electronics America, Southfield Michigan	Technical center for Electronics and Active Safety

Additional information relating to the Company's properties is included in the section titled "Autoliv Around the World" on pages 52 and 53 of the Annual Report and is incorporated herein by reference.

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

In December 2003, a U.S. Federal District Court awarded a supplier of Autoliv ASP, Inc. approximately $27 million plus pre-judgment interest of $6 million in connection with a commercial dispute. Autoliv has appealed the verdict and the supplier has cross-appealed in regard to the calculation of the amount of pre-judgment interest. The appeal and the cross-appeal are currently pending before the United States Court of Appeals for the Federal Circuit. Briefing before the court of appeals is completed, but oral argument has not yet been scheduled. While legal proceedings are subject to inherent uncertainty, Autoliv believes that it has meritorious grounds for appeal, which would result in a new trial, and that it is possible that the judgment could be eliminated or substantially altered. Consequently, in the opinion of the Company's management, it is not possible to determine the final outcome of this litigation at this time. Autoliv cannot be assured that the final outcome of this litigation will not result in a loss that will have to be recorded by the Company.

The Company believes that it is currently adequately insured against product and other liability risks, at levels sufficient to cover potential claims, but Autoliv cannot be assured that the level of coverage will be sufficient in the future or that such coverage will be available on the market.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Autoliv during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information concerning the market for Autoliv's common stock including the relevant trading market, and approximate number of shareholders is included in the section titled "The Autoliv Share" on pages 54 and 55 of the Annual Report and is incorporated herein by reference. The table below contains recent share prices and dividends declared for the two most recent years.

		SHARE PRICE AND DIVIDENDS

		New York (US$)			Stockholm (SEK)			Dividend Declared
Period		High	Low	Close	High	Low	Close	US$
_____________________________________________________________
Q1	2003	20.96	18.79	19.97	195	155	165	0.13
Q2	2003	27.50	25.40	27.08	220	162	216	0.13
Q3	2003	31.48	30.17	30.17	269	211	233	0.13
Q4	2003	38.24	34.30	37.65	280	231	273	0.15
Q1	2004	45.86	37.45	41	333	271	307	0.15
Q2	2004	44.97	38.67	42.2	347	297	315	0.20
Q3	2004	42.64	38.69	40.4	324	284	291	0.20
Q4	2004	48.8	38.78	48.3	324	279	318	0.20

Autoliv has only equity compensation plans approved by stockholders. Information about the Company's equity compensation plans is included on pages 14 and 15 of the 2005 Proxy Statement and is incorporated herein by reference.

Stock Repurchase Program

During the 4th quarter of 2004, Autoliv has repurchased 330,800 shares at an average price of 43.43 USD. Since the repurchasing program was adopted in 2000, Autoliv has repurchased 11.6 million shares at an average price of US$27.6. Under the existing authorizations, another 8.4 million shares could be repurchased. Additional iInformation concerning the repuchase of Autoliv stock is included in the Management's Discussion and Analysis section titled "Shares and Share Buy-Backs" on page 23 of the Annual Report and is incorporated herein by reference.

	Stockholm Stock Exchange		New York Stock Exchange		SSE+NYSE
	("SSE")		("NYSE")		Total No. of Shares		Max. No. of Shares
Date	Total No. of Shares	Average Price in USD	Total No. of Shares	Average Price in USD	Purchased as Part of Publicly	Average Price in USD	that may yet be Purchased under the
	Purchased	Paid per Share	Purchased	Paid per Share	Announced Plans or Programs	Paid per Share	Plans or Programs

Oct. 1-
Oct. 31
Total	15,000	42.0655	5,400	42.1941	20,400	42.0995	8,731,862
Nov. 1-
Nov. 31
Total	158,000	43.4231	152,400	43.6097	310,400	43.5147	8,421,462
Dec. 1-
Dec. 31
Total	0	0.0000	0	0.0000	0	0.0000	8,421,462
Total	173,000	43.3053	157,800	43.5612	330,800	43.4274	8,421,462

1.) Announcement of share buy back program with authorization to buy back 10 million shares made on the 9th May of 2000.
2.) Announcement of expansion of existing share buy back program from 10 million shares to 20 million shares made on the 30th of April 2003.
3.) The share buy back program does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 2004 is included on page 57 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2004 is included on pages 17 through 27 of the Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Quantitative and Qualitative Disclosures about Market Risk are included in the Management's Discussion and Analysis section titled "Risks and Risk Management" on pages 25 through 27 of the Annual Report and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Balance Sheets of Autoliv as of December 31, 2004 and 2003 and the Consolidated Statements of Income and Cash Flows and Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2004, the Notes to Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm are included on pages 29 through 47 of the Annual Report and are incorporated herein by reference.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 2004 there were no changes or disagreements with the independent auditors regarding accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

(b)	Management's Report on Internal Control Over Financial Reporting
The Management Report on Internal Control over Financial Reporting is included in Management's Reports immediately preceding the audited financial statements on page 28 of the Annual Report and is incorporated herein by reference.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young AB, an independent registered public accounting firm, as stated in their report which is included on page 47 of the Annual Report and is incorporated herein by reference.

c)	Changes in Internal Control over Financial Reporting There were no changes in our internal control over financial reporting in the period covered by this report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors:

Information concerning the directors and nominees for re-election of directors of Autoliv is included on pages 5-6 in the 2005 Proxy Statement and is incorporated herein by reference.

Executive Officers of the registrant:

Lars Westerberg, age 56, President and Chief Executive Officer of Autoliv, Inc. from February 1, 1999, and Director of Autoliv since February, 1999. From 1994 until he assumed his positions with Autoliv, Mr. Westerberg was President and Chief Executive Officer of Granges AB, a Swedish-based aluminum and plastics company listed on the Stockholm Stock Exchange. From 1991 and until 1994 he held the same positions at the publicly-traded welding company Esab AB. He started his employment at Esab in 1984 and held several executive positions, including President of Esab's North American subsidiary. Mr. Westerberg is the Chairman of Ahlsell AB, a Swedish heating, water and sanitation company, and a director of Plastal AB, a Swedish supplier of automotive plastic components. Mr. Westerberg holds a Master of Science Degree in Electrical Engineering from the Royal Institute of Technology (KTH) in Stockholm and a MBA from the University of Stockholm.

Leif Berntsson, age 49, Vice President Quality, appointed May 1, 1997. Mr. Berntsson has been Vice President Quality of Autoliv AB since 1988 and also Vice President Purchasing of Autoliv AB from 1992 until July 1, 1999. Mr. Berntsson holds a Master of Science Degree from the Chalmers Institute of Technology in Gothenburg.

Yngve Håland, age 59, Vice President Research, appointed May 1, 1997. Dr. Håland has been Vice President Research of Autoliv AB since 1994. Prior to that he was Group Manager Research for Autoliv AB from 1989. Dr. Håland is Professor at Chalmers Institute of Technology in Gothenburg. He holds a Master of Science Degree and he also holds a doctorate's Degree from the Chalmers Institute of Technology.

Halvar Jonzon, age 54, Vice President Purchasing, assumed his position on January 1, 2002. Mr. Jonzon has held various positions since 1974 in Electrolux, the Swedish white goods company, including General Manager of Electrolux International (1983-86), Senior Vice President, Purchasing for the White Goods Division (1986-91), Senior Vice President and General Manager for Nordic Markets (1991-96) and for the European Logistics Division (1996-99), as well as Senior Vice President and Chief of Staff of Electrolux Home Products Europe S.A. in Brussels (1999-02). He holds an MBA from Stockholm School of Economics and an Executive Education Diploma from Columbia Business School, N.Y.

Magnus Lindquist, age 41, Vice President and Chief Financial Officer, appointed March 8, 2001. Before joining Autoliv on July 1, 2001, Mr. Lindquist was Executive Vice President of Perstorp AB, a Swedish-based chemistry and materials technology corporation, with responsibility from 1996 of Finance, Business Development and Strategy, and from 1999 also for Treasury and IT. He has also held various positions in the finance departments of the Swedish companies Stora (pulp and paper), Skanska (constructions), Swedish Match (consumer goods) and the SEB Bank.

Benoît Marsaud, age 52, Vice President Manufacturing, appointed February 4, 1998. Mr. Marsaud has been Vice President Manufacturing of Autoliv AB since 1992 and in addition was appointed President of Autoliv France in May 1997. He holds a Master of Science Degree from Ecole Nationale Superieure Des Arts et Metiers in Paris.

Mats Ödman, age 54, Vice President Corporate Communications, appointed May 1, 1997. Mr. Ödman has been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Ödman had the same position in Fermenta AB and Gambro AB. Prior to that Mr. Ödman was Investor Relations Manager of Pharmacia AB.

Jan Olsson, age 50, Vice President Engineering, appointed October 1, 1997. Mr. Olsson was Manager of Engineering of Autoliv Sverige AB from 1989 until August 1994 when he became President of the same company, a position he held until he was appointed to his current position. Mr. Olsson holds a Master of Science Degree from the Chalmers Institute of Technology in Gothenburg.

Hans-Göran Patring, age 55, Vice President Human Resources, appointed on April 26, 2001. Prior to assuming his current position on January 1, 2002, he was Deputy Vice President, Human Resources from September 3, 2001, and from 1999 Group Vice President of Human Resources of the Global Automation Division at ABB in Zurich, Switzerland. Previously, he was Vice President of Human Resources for ABB's Global Robotics Business based in the UK for three years.

Jörgen I. Svensson, age 43, Vice President Legal Affairs, General Counsel and Secretary, appointed May 1, 1997. Mr. Svensson has been Legal Counsel of Autoliv AB since 1989, General Counsel since 1991, and Vice President Legal Affairs and General Counsel since 1994. Mr. Svensson holds a Degree of Master of Law from the University of Lund, Sweden.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The information required by Item 10 regarding our directors is included under the caption "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" on page 15 of the 2005 Proxy Statement and is incorporated herein by reference. The information required by Item 10 regarding the Company's Code of Ethics is included under the caption "The Board Meeting Attendance and Compensation of Directors" on pages 4 and 5 in the 2005 Proxy Statement. The information required by the same item regarding Audit committee and Audit committee financial experts is included in the section "Committees of the Board" on pages 6-7 in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 regarding executive compensation for the year ended December 31, 2004 is included under the caption "Executive Compensation" on pages 13 through 20 of the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 regarding beneficial ownership of Autoliv's common stock is included under the caption "Voting Securities and Principal Holders Thereof" on pages 9-10 of the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 regarding Related Transactions is included under the caption "Summary Compensation Table" on page 17, Note 4 of the 2005 Proxy Statement, and is incorporated herein by reference. Except as disclosed in the 2005 Proxy Statement, there are no other related transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9 (e) of Schedule 14A regarding principal accounting fees and services provided to Autoliv is included under the caption "Ratification of Appointment of Independent Auditors" on pages 15-16 of the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Report

(1)

Financial Statements

The following consolidated financial statements are included on pages 29 through 47 of the Annual Report and Selected Financial Data is included on page 57 of the Annual Report and are incorporated herein by reference:

(i) Consolidated Statements of Income - Years ended December 31, 2004, 2003 and 2002 (page 29); (ii) Consolidated Balance Sheets - as of December 31, 2004 and 2003 (page 30); (iii) Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002 (page 31); (iv) Consolidated Statements of Shareholders' Equity - as of December 31, 2004, 2003 and 2002 (page 32); (v) Notes to Consolidated Financial Statements (pages 33-46; (vi) Report of Independent Registered Public Accounting Firm (page 47).

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

13	Autoliv's Annual Report to Shareholders for the fiscal year ended December 31, 2004.

21**/***	Autoliv's List of Subsidiaries.

22	No matters were submitted to Autoliv's stockholders during the fourth quarter of 2004.

23**/***	Consent of Independent Registered Public Accounting Firm.

31**/***	Certification of the Chief Executive Officer and Chief Financial Officer of Autoliv, Inc.

32**/***	Certification of the Chief Executive Officer and Chief Financial Officer of Autoliv, Inc.

99.h	Facilities Agreement of $850,000,000, dated March 31, 2003, among Autoliv Inc. and the lenders named therein

________________________
* Filed in 10-K for the fiscal year ended 2002.
** Filed in 10-K for the fiscal year ended 2003.
*** Filed herewith

(b) Reports on Form 8-K:

On April 22, 2004, the Company filed a current report on Form 8-K to report under Items 7, 9 and 12 that it issued a press release announcing its financial results for January - March 2004.

On July 22, 2004, the Company filed a current report on Form 8-K to report under Items 7, 9 and 12 that it issued a press release announcing its financial results for April - June 2004.

On October 21, 2004, the Company filed a current report on Form 8-K to report under Items 2.02, 7.01 and 9.01 that it issued a press release announcing its financial results for July - September 2004.

On October 25, 2004, the Company filed a current report on Form 8-K to report under Item 5.02 that it issued a press release announcing the election of a new Member of the Board.

On December 16, 2004, the Company filed a current report on Form 8-K to report under Item 1.01 the implementation of the Autoliv, Inc. 2004 Non-Employee Director Stock-Related Compensation Plan.

On January 27, 2005, the Company filed a current report on Form 8-K to report under Items 2.02, 7.01 and 9.01 that it issued a press release announcing its financial results for October - December 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 2, 2005.

AUTOLIV, INC.
(Registrant)
By /s/ Magnus Lindquist

Magnus Lindquist
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 2, 2005.

Title	Name

Chairman of the Board of Directors	/s/ S. Jay Stewart S. Jay Stewart

Chief Executive Officer and Director (Principal Executive Officer)	/s/ Lars Westerberg Lars Westerberg

Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ Magnus Lindquist Magnus Lindquist

Director	/s/ Per-Olof Aronson Per-Olof Aronson

Director	/s/ Sune Carlsson Sune Carlsson

Director	/s/ Walter Kunerth Walter Kunerth

Director	/s/ George A. Lorch George A. Lorch

Director	/s/ Lars Nyberg Lars Nyberg

Director	/s/ James M. Ringler James M. Ringler

Director	/s/ Tetsuo Sekiya Tetsuo Sekiya

Director	/s/ Roger W. Stone Roger W. Stone

Director	/s/ Per Welin Per Welin
EXHIBIT 21 List of Subsidiaries of the Company
Argentina
Autoliv Argentina SA

Australia
Autoliv Australia Proprietary Ltd
Van Oerle Webco Pty Ltd

Belgium
Autoliv Belgium N.V.

Brazil
Autoliv do Brasil Ltda.

Canada
Autoliv Canada, Inc.
Autoliv Electronics Canada, Inc.
VOA Canada, Inc.

China
Autoliv China Electronics Co., Ltd Autoliv (Shanghai) Inflator Co., Ltd
Autoliv (Shanghai) Automotive Restraint Systems Co., Ltd
Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd
Autoliv (Changchun) Maw Hung Vehicle Safety Systems Co., Ltd (59%)
Nanjing Hongguang Autoliv Vehicle Safety Co., Ltd (50%)

Estonia
Norma AS (51%)

France
Societe Franco Suedoise d'Investissement SA
Autoliv France SNC
Autoliv IsoDelta SA
Livbag SAS
Livbag SNC
NCS Pyrotechnie et Technologies SA
Autoliv Electronics SAS
OEA Europe Sarl

Germany
Autoliv Beteiligunsgesellschaft GmbH
Autoliv GmbH
Autoliv Sicherheitstechnik GmbH
Autoliv Stakupress GmbH
Autoliv Autosicherheitstechnik GmbH
Autoliv Protektor GmbH

Hungary
Autoliv KFT

Indonesia
P.T. Autoliv Indonesia

Italy
Autoliv Italia S.P.A

Japan
Autoliv Kabushiki Kaisha Ltd
Autoliv Japan Ltd
Autoliv Nichiyu Japan Co. Ltd.
Autoliv Izumi Co. Ltd.
Autoliv Hiroshima Ltd

Korea
Autoliv Mando Corporation (65%)

Mexico
Autoliv Mexican Holdings S. de R.L. de C.V.
Autoliv Components Mexico S. de R.L. de C.V.
Autoliv Servicios de Mexico S. de R.L. de C.V.
Autoliv Safety Technology de Mexico S.A. de C.V.
Autoliv Steering Wheels Mexico S. de R.L. de C.V.
Autoliv Steering Wheels Services S. de R.L. de C.V.
Autoliv Resortes Dinamicos S.A. de C.V.
Servicios Administrativos Autoliv S.A. de C.V.
Autoliv Mexico S.A. de C.V.

The Netherlands
Autoliv Autosicherheitstechnik BV
Autoliv Holding BV
Autoliv BV
Autoliv ASP BV
Autoliv Overseas BV
Marling BV
Van Oerle Alberton Holding BV
Van Oerle Alberton BV

New Zealand
Autoliv New Zealand Ltd.

Philippines
Autoliv Philippines Izumi Co.
Autoliv Philippines Inc (91%)

Poland
Autoliv Poland Sp. z.o.o.

Romania
Autoliv Romania SA

Russia
A.O. Autoliv

South Africa
Autoliv Southern Africa Pty Ltd

Spain
Autoliv KLE, S.A.U.
Autoliv BKI SA

Sweden
Autoliv AB
Autoliv Sverige AB
Autoliv East Europe AB
Autoliv Electronics AB
Svensk Airbag AB
Autoliv Hammarverken AB
Autoliv Mekan AB
Autoflator AB

Taiwan
Mei-An Autoliv Co. (59%)

Thailand
Autoliv Thailand Ltd
NSK Safety Technology (Thailand) Co. Ltd

Tunisia
Autoliv Tunisia Zriba
ASW1 El Fahs
ASW2 Nadour
ASW3 Nadour
ASF El Fahs

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemlen San Ve Tic AS
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

EXHIBIT 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Autoliv, Inc. of our report dated March 3, 2005, with respect to the consolidated financial statements of Autoliv, Inc., included in the 2004 Annual Report to Shareholders of Autoliv, Inc.

We consent to the incorporation by reference in the following Registration Statements:

(1)	Registration Statements (Form S-8 No. 333-26299 and 333-117505) pertaining to the Autoliv, Inc. 1997 Stock Incentive Plan

(2)	Registration Statement (Form S-8 No. 333-26303) pertaining to the Autoliv ASP Employee Investment Plan of Autoliv, Inc.

of our report dated March 3, 2005, with respect to the consolidated financial statements of Autoliv, Inc. incorporated herein by reference, our report dated March 3, 2005, with respect to Autoliv, Inc. management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting of Autoliv, Inc., incorporated by reference in this Annual Report (Form 10-K) of Autoliv, Inc.

/s/ Ernst & Young AB
Stockholm, Sweden March 10, 2005