Form 10-Q
period 2005-03-31
AUTOLIV INC
filed 2005-04-29
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were 91,446,914 million shares of Common Stock of Autoliv, Inc., par value $1.0 per share, outstanding as of April 27, 2005.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements which are not historical facts but forward-looking statements that involve risks and uncertainties that could cause the Company's results to differ materially from what is projected, including the following: Higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending an future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or Governmental action; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including currency exchange rate fluctuations and other factors. Except for the Company's ongoing obligation to disclose material information under the federal securities laws, the Company undertakes no obligations to update publicity and forward-looking statements whether as a result of new information or future events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)
	Three Months Ended March 31
	2005	2004

Net sales
- Airbag products	$1,114.4	$981.5
- Seat belt products	579.2	506.3
Total net sales	1,693.6	1,487.8

Cost of sales	(1,355.0)	(1,190.2)
Gross profit	338.6	297.6

Selling, general & administrative expenses	(86.4)	(70.8)
Research, development & engineering expenses	(110.9)	(100.0)
Amortization of intangibles	(3.0)	(5.3)
Other income (expense), net	(9.3)	(1.1)
Operating income	129.0	120.4

Equity in earnings of affiliates	2.0	2.6
Interest income	2.3	1.0
Interest expense	(10.6)	(9.1)
Other financial items	0.1	(0.1)
Income before income taxes	122.8	114.8

Income taxes	(41.4)	(36.2)
Minority interests in subsidiaries	(3.5)	(2.2)
Net income	$77.9	$76.4

Earnings per share (basic and diluted)	$.84	$.80

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	92.3	95.5
Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	91.4	94.8
Cash dDvidends declared per share (US$)	.30	.20
See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)
	March 31	December 31
	2005	2004

Assets	(unaudited)
Cash & cash equivalents	$116.0	$229.2
Receivables	1,352,0	1,288.8
Inventories	493.8	509.2
Other current assets	159.5	163.6
Total current assets	2,121.3	2,190.8

Property, plant & equipment, net	1,125.6	1,159.7
Investments and other non-current assets	275.8	294.3
Goodwill assets, net	1,546.5	1,552.0
Intangible assets, net	153.7	157.3
Total assets	$5,222.9	$5,354.1

Liabilities and shareholders' equity
Short-term debt	$288.0	$313.8
Accounts payable	782.0	798.9
Accrued expenses	388.7	346.0
Other current liabilities	303.2	340.6
Total current liabilities	1,761.9	1,799.3

Long-term debt	608.1	667.1
Pension liability	72.5	73.6
Other non-current liabilities	116.0	118.9
Minority interests in subsidiaries	60.9	58.8
Shareholders' equity	2,603.5	2,636.4
Total liabilities and shareholders' equity	$5,222.9	$5,354.1
See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in millions)
	Three Months Ended March 31
	2005	2004

Net income	$77.9	$76.4
Depreciation and amortization	83.1	72.8
Deferred taxes and other	6.5	(1.3)
Change in working capital	(77.9)	(27.4)
Net cash provided by operating activities	89.6	120.5

Capital expenditures	(79.8)	(74.8)
Proceeds from sale of property, plant and equipment	1.4	1.7
Acquisitions of businesses and other, net	0.6	1.7
Net cash before financing	11.8	49.1

Decrease in short-term debt	(31.7)	(36.2)
Issuance of long-term debt	-	44.8
Repayments & other changes in long-term debt	(29.8)	(1.3)
Dividends paid	(23.0)	(14.3)
Shares repurchased	(35.0)	(17.6)
Stock options exercised	2.8	6.5
Other, net	.3	5.8
Effect of exchange rate changes on cash	(8.6)	(3.0)
Increase (decrease) in cash and cash equivalents	(113.2)	33.8

Cash and cash equivalents at period-start	229.2	93.7
Cash and cash equivalents at period-end	$116.0	$127.5
See "Notes to unaudited consolidated financial statements"

AUTOLIV, INC. KEY RATIOS (UNAUDITED)
	Three Months Ended March 31
	2005	2004

Earnings per share1)	$.84	$.80
Equity per share	28.48	25.61
Cash dividend declared per share	.30	.20
Working capital, $ in millions	537	552
Capital employed, $ in millions	3,254	3,183
Net debt, $ in millions2)	651	754
Net debt to capitalization, %3)	20	23

Gross margin, %4)	20.0	20.0
Operating margin, %5)	7.6	8.1

Return on shareholders' equity, %	11.9	12.7
Return on capital employed, %	16.1	15.4

Weighted average no. of shares in millions1)	92.3	95.5
No. of shares at period-end in millions6)	91.4	94.8
No. of employees at period-end	34,500	32,700
Headcount at period-end	39,700	37,700
Days receivables outstanding7)	75	81
Days inventory outstanding8)	29	29

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
AUTOLIV, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are dollars in millions, except for per share amounts) March 31, 2005

1. Basis of Presentation

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

The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's reporting periods in this report consist of thirteen week periods, ending on the Friday closest to the last day of the calendar month. The reporting periods for 2005 and 2004 ended April 1, 2005 and March 26, 2004, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Certain amounts in the condensed consolidated statements of cash flows from prior periods have been reclassified to conform to current period presentation.

In the first quarter 2005 certain costs have been reclassified from cost of sales to R, D&E expenses.

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

For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Autoliv, Inc. annual report on Form 10-K for the year ended December 31, 2004.

The filings with the SEC of Autoliv's annual report, annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents can also be obtained free of charge from Autoliv at the Company's address. These documents are also available at the SEC's web site at www.sec.gov and at the Company's corporate website www.autoliv.com.

2. Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

	March 31, 2005	Dec. 31, 2004

Raw material	$180.4	$191.3
Work in progress	216.5	200.9
Finished products	96.9	117.0
	$493.8	$509.2

3. Restructuring

2004
In 2004 employee related restructuring provisions of $2.8 million were made for severance costs related to plant consolidation in Europe. The provision has been charged against "Other income and expense" in the income statement during 2004. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2003 to December 31, 2004.

	Dec. 31	Cash	Change in	Translation	Dec. 31
	2003	payments	reserve	difference	2004

Restructuring - employee related	$6.1	$(6.7)	$4.9	$0.4	$4.7
Liability	19.4	-	(3.6)	0.4	16.2
Total reserve	$25.5	$(6.7)	$1.3	$0.8	$20.9

2005
An assembly plant for airbags in the United Kingdom is subject to closure that is expected to be completed in early 2006. Restructuring provisions of approximately $11 million due to the announced plant closure include $6.2 million for write-offs of fixed assets charged to "Cost of sales" and severance costs charged to "Other income and expense" of $5.2 million. The total amount expected to be incurred in connection with the plant closure is $15 million. The table below summarizes the change in the balance sheet position of the total restructuring reserves from December 31, 2004 to March 31, 2005.

	Dec. 31	Cash	Change in	Translation	March 31
	2004	payments	reserve	difference	2005

Restructuring - employee related	$4.7	$(2.0)	$5.5	$(0.1)	$8.1
Liability	16.2	-	-	(0.2)	16.0
Total reserve	$20.9	$(2.0)	$5.5	$(0.3)	$24.1

During 2004, severance provisions were made for 84 employees as part of restructuring in Europe. In addition, another 26 employees were terminated or left voluntarily during 2004. At December 31, 2004, 96 employees remained covered by the reserves as part of the restructuring activities. During the quarter 59 employees left the Company. 496 employees are expected to be severed because of the plant closure in the U.K., for which severance provisions were made in the first quarter of 2005. As of March 31, 2005, 533 employees thus remain to be covered by the restructuring reserves.

4. Product-related liabilities

The Company has reserves for product risks. Such reserves are related to product performance issues including recall, product liability and warranty issues. The Company records liabilities for product related risks when probable claims are identified and it is possible to reasonably estimate costs. Provisions for warranty claims are estimated based on prior experience and likely changes in performance of newer products and the mix and volume of the products sold. The provisions are recorded on an accrual basis.
For further explanations, see section 10 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product related liabilities from December 31, 2004 to March 31, 2005.

Reserve at beginning of the period	$62.5
Change in reserve	9.4
Cash payments	(9.0)
Translation difference	(1.9)
Reserve at end of the period	$61.0

5. Comprehensive Income Comprehensive Income includes net income for the year and items charged directly to equity.
Comprehensive Income	Three Months Ended March 31
	2005	2004

Net income	$77.9	$76.4
Minimum pension liability	-	(0.1)
Fair value of derivatives	1.5	(1.5)
Translation of foreign operations	(57.2)	(23.3)
Other Comprehensive income	(55.7)	(24.9)

Comprehensive income	$22.2	$51.5

6. Stock Incentive Plan

Had compensation costs for all of the Company's stock-based compensation awards been determined based on the fair value of such awards at the grant date, consistent with the methods of FAS-123 Accounting for Stock-Based Compensation, the Company's total and per share net income would have been as follows:

	Three Months Ended March 31
	2005	2004

Net income as reported	$77.9	$76.4
Add:Compensation under Intrinsic value method included in Net income, net of tax	0.6	0.4
Deduct:Compensation under fair value
method for all awards, net of tax	(1.6)	(1.2)
Net income pro-forma	$76.9	$75.6

Earnings per share - basic and diluted:
As reported	$.84	$.80
Pro-forma	$.83	$.79

7. New Accounting Pronouncements

Statement No.151 Inventory Cost, an amendment of ARB No. 42, Chapter 4, was issued in November 2004 and is effective for fiscal years beginning after June 2005. FAS-151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capactiy of the production facilities. The application of FAS-151 is not expected to have any significant impact on earnings and financial position.

Revised statement No. 123 Share-Based Payment was issued in December 2004. On April 14, 2005, the SEC provided additional phased in guidance regarding statement No. 123 (R). Under the terms of this guidance the provisions will be effective for the Company on January 1, 2006. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro-forma disclosure is no longer an alternative to financial statement recognition). The application of FAS-123 (R) is not expected to have a materially different impact than the pro-forma earnings disclosed in the note to the Stock Incentive Plan.

Statement No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The application of FAS-153 is not expected to have any impact on earnings and financial position.

The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted in October 2004, provides for an 85% dividends received deduction on certain non-U.S. earnings repatriated during 2004 or 2005. FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, provides guidance with respect to the impact of the Jobs Act on income tax expense and deferred tax liabilities. The Company has not yet completed its analysis of the impact of the Jobs Act repatriation provisions and therefore, as provided by FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, which aims to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, like a plant or a factory, when a retirement depends on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 is not expected to have any significant impact on earnings and financial position.

8. Pension Plans and Other Post-retirement Plans

Effective December 31, 2003 Autoliv adopted SFAS No.132, the Disclosures about Pensions and Other Post-retirement Benefits. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

The Company has non-contributory defined benefit pension plans covering employees at most U.S. operations. The benefits are based on an average of the employee's earnings in the years proceeding retirement and on credited service. Certain supplemental unfunded plan arrangements also provide retirement benefits to specified groups of participants. The funding policy for U.S plans is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, plus any additional amounts which may be determined to be appropriate. The Company has frozen participation in the Autoliv ASP, Inc. Pension Plan to include only those employees hired as of December 31, 2003.

The Company's main non-U.S. defined benefit plan is the U.K plan. The Company has frozen participation in the U.K. defined benefit plan for all employees hired after April 30, 2003.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three months ended March 31, 2005.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company's Annual Report for the year ended December 31, 2004.

The components of the total net benefit cost associated with all of the Company's defined benefit retirement plans are as follows:

Pension Benefits
	Three Months Ended March 31
	2005	2004

Service cost	$4.6	$4.7
Interest cost	2.7	2.7
Expected return on plan assets	(2.0)	(1.7)
Amortization of prior service cost	0.2	0.3
Amortization of net (gain) loss	0.3	0.1
Net periodic benefit cost	$5.8	$6.1

9. Contingent Liabilities

For information on legal proceedings, see Part II - Other Information, Item 1.

Product Warranty and Recalls
Autoliv is exposed to product liability and warranty claims in the event that our products fail to perform as expected and such failure results, or is alleged to result, in bodily injury and/or property damage. The Company cannot assure that it will not experience any material warranty or product liability losses in the future or that it will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against us in excess of available insurance, may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as expected. Accordingly the future costs of warranty claims by our customers may be material, however, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the appropriateness of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

The table in section 4 Product-related liabilities above summarizes the change in the balance sheet position of the product related liabilities from December 31, 2004 to March 31, 2005.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2004 Annual Report on Form 10-K filed with the SEC on March 10, 2005. Unless otherwise noted, all dollar amounts are in millions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

Market overview

Autoliv's market is driven not only by vehicle production but also by the fact that new vehicle models are being equipped with more airbags and other safety systems. Autoliv's short-term performance is impacted more by changes in vehicle production than by the relatively steady growth in the supply value per vehicle.

During the quarter, light vehicle production in the Triad (i.e. Europe, North America and Japan) is estimated to have declined by 2% from the first quarter 2004.

In Europe, (including Eastern Europe), where Autoliv generates more than half of its revenues, light vehicle production dropped by 3%. At the beginning of the quarter, the decline was expected to be less than 1%. Most of the deviation, however, was not related to Autoliv's largest customers and vehicle models. In fact, production increased for several vehicle models to which Autoliv is a supplier. As a result, the mix in European vehicle production was more favorable than anticipated.

In North America, which accounts for a quarter of Autoliv's consolidated revenues, light vehicle production decreased by just over 4%, almost as much as expected. The decrease was due to the fact that GM, Ford and Chrysler ("the Big 3") cut their production by 9%. The Asian and European vehicle manufacturers increased their production in North America by 7%. At the beginning of the quarter, these manufacturers were expected to increase their North American production by 5%. Since Autoliv has a higher sales value per vehicle with the Asian and European manufacturers than with an average Big-3 vehicle, the changes in the North American vehicle build contributed to Autoliv's improved sales performance. The benefit from these mix changes was even stronger than anticipated.

In Japan, which accounts for nearly one tenth of Autoliv's consolidated sales, light vehicle production increased by 5% instead of the 3% expected.

Sales for the first Quarter

During the quarter, Autoliv's consolidated net sales rose by 14% to $1,694 million compared to the first quarter 2004. Currency effects added 3% to sales, while three more reporting days are estimated to have boosted sales by 5% and acquisitions/divestitures by just over one half of a percent. Consequently, sales grew organically (i.e. sales excluding translation currency effects, acquisitions/divestitures and change in reporting days) by 5% compared to an expected growth rate of 3%. This was achieved despite the fact that the decline in light vehicle production in the Triad was 2% rather than 1.5% as expected at the beginning of the quarter.

The stronger-than-expected sales were due to favorable customer and vehicle model mix in the Triad's vehicle production. These mix changes are also one of the reasons why Autoliv's organic sales growth outperformed light vehicle production in the Triad by as much as 7 percentage points. Other reasons for Autoliv's superior growth is the global trend towards safer vehicles, as well as Autoliv's strong position in the Rest of the World ("RoW") where both vehicle production and the safety content per vehicle are increasing rapidly. Due to the difficulty of obtaining accurate quarterly market data from the RoW, Autoliv's sales performance has to be compared with the light vehicle production in the Triad, although total global production becomes increasingly more relevant as Autoliv's sales in the RoW grows. In the first quarter 2005, the RoW accounted for 26% of the increase in Autoliv's organic sales, despite the fact that this region only represents approximately a tenth of the Company's total sales.

The strong organic sales performance, in spite of declining light vehicle production and continued pricing pressure from the vehicle manufacturers, reflects three significant trends: 1) the introduction of curtain airbags and other side airbags in an increasing number of new vehicle models, 2) Autoliv's increasing share of the seat belt market, and 3) Autoliv's strong performance in the RoW. Additionally, Autoliv benefited from changes in the customer and model mix for vehicle production in North America and Europe.

The Company's reporting periods in this report consist of thirteen week periods, ending on the Friday closest to the last day of the calendar month. The reporting periods for 2005 and 2004 ended April 1, 2005 and March 26, 2004, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Sales by Region
Sales from Autoliv's European companies rose by 13% to $970 million. Currency effects and more reporting days added 5% each to reported sales. Organic sales growth of 3% was approximately 6 percentage points better than European vehicle production. This strong performance was due to market penetration of the Inflatable Curtain and other side airbags. Additionally market share gains were experienced in seat belts and steering wheels, partly on back of favorable vehicle model mix. Sales of the Inflatable Curtain were driven by several new or relatively new models, such as, Citroë n's C4, Honda's CR-V, Land Rover's Discovery, Opel's Astra, Peugeot's 407, Seat's Altea, Skoda's Octavia, Toyota's Corolla and Volkswagen's Golf, all of which offer Autoliv's side-curtain airbag as standard equipment.

Sales from Autoliv's North American companies increased by 6% to $442 million and by 1% adjusting for more reporting days. This organic growth was approximately 5 percentage points better than North American light vehicle production. Autoliv's strong performance reflects a favorable customer mix and introductions of curtain airbags and other side airbags. The Company also experienced market share gains in seat belts and steering wheels. Sales continued to be adversely affected by the expiration of frontal airbag contracts and the continued phase-out of low-margin, non-competitive inflators for airbag systems. These negative effects were offset by new business for the Inflatable Curtain (up 68%), which included the Dodge Dakota, the Ford 500 and Freestyle, the Nissan Pathfinder, the Honda Odyssey, the Toyota Avalon and the Volkswagen Jetta. Seat belt sales grew by 12% despite the 4% fall in North American light vehicle production.

Sales from Autoliv's companies in Japan rose by 25% to $151 million. Currency effects added 3% to sales and more reporting days less than 5%. Consequently, Autoliv's organic growth rate in Japan amounted to 17% and the organic sales increase outperformed Japanese light vehicle production by 12 percentage points. The organic growth occurred in virtually all product areas, spearheaded by a 47% increase in the sales of curtain airbags. The introduction of Honda's CR-V, Mazda's 3, as well as Toyota's Corolla, Land Cruiser and Vitz helped Autoliv to outperform vehicle production also in Japan.

Sales from Autoliv companies in the Rest of the World (RoW) surged by 39% to $130 million. Excluding acquisitions at 9% and the effects of currency changes and more reporting days of approximately 5% and 6%, respectively, organic sales growth rate reached 19%. Organic growth occurred in virtually all product areas and was especially strong in seat belts, mainly due to new business and expanding vehicle production in Korea.

Sales by Product
Sales of airbag products (incl. steering wheels) increased by 13% to $1,114 million. More reporting days added approximately 5% and currency effects 3% to reported sales. The organic growth in airbag sales of 5% outperformed light vehicle production in the Triad by 7 percentage points. In addition to favorable vehicle mix, superior growth was achieved by continued market penetration of side airbags for head protection (organic sales up 37%) and side airbags for chest protection (up 19%). The Company also experienced market share gains in steering wheels (sales up 18%), which was partly due to the success of Autoliv's fixed-hub steering wheel with the world's first asymmetric driver airbag. This new concept has been introduced on the new Citroën C4. Sales of knee airbags (up 33%) have also continued to take off.

Sales of seat belt products (incl. seat sub-systems) expanded by 14% to $579 million. Organic growth added 4% and more reporting days approximately 5% to sales, while currency effects and acquisitions contributed 4% and 1%, respectively. Organic growth outperformed vehicle production by approximately 6 percentage points and Autoliv increased its global market share. In Europe sales were affected by new business for such models as Audi's A3, BMW's 1-series, Citroën's C4 and C5, Dacia's Logan, Land Rover's Discovery, Mercedes' A-class, Mitsubishi's Colt and Peugeot's 1007. In North America sales were driven by new business for the Buick LaCrosse, the Ford Freestyle and 500, Theta Equinox and the Pontiac Grand Am. In Japan sales were driven by new business for the Honda Odyssey, the Mazda 3 and the Nissan Tiida and LaFesta.

Earnings for the Three-Month Period Ended March 31, 2005.

Favorable trends in Autoliv's profit performance continued, despite the fact that the Company incurred an $11 million charge related to the announced closure of the airbag assembly plant in the U.K. Most of this production will be moved to Turkey for cost reasons.

The favorable profit trends are due to sales increases generated by new products (e.g. the Inflatable Curtain), higher market share (mainly for seat belts), expansion in Japan and other Asian markets, as well as positive vehicle mix and currency effects. The fact that Autoliv has managed to cope with both pricing pressure from customers and higher raw material prices is a result of a number of cost-reduction initiatives including plant consolidations, moving production to low-cost countries, consolidation of the supplier base and re-designing of products.

During the quarter, gross profit improved by 14% or $41 million to $339 million despite approximately $27 million higher raw material costs than in the corresponding quarter 2004. More reporting days and currency effects are estimated to have boosted gross profit by 5% and 4%, respectively. Gross margin stood unchanged at 20.0%. Due to the announced plant closure, the Company has incurred a $6 million charge for write-offs of fixed assets, corresponding to a 0.4 percentage points negative effect on gross margin. However, gross margin has been favorably impacted by an 0.3 percentage points positive effect from reclassification of certain production overhead cost to R,D&E expense. Strong sales growth, despite pricing pressure, and Autoliv's cost-reduction programs improved the gross margin, while the aforementioned $27 million in raw material price increases had a 1.5 percentage points negative impact.

Reported operating income rose by 7% to $129 million and reported operating margin was 7.6% compared to 8.1% during the first quarter 2004. Other operating expense includes $5 million for the announced plant closure. The higher operating margin was due to the improvements in sales and gross margin discussed previously.

Selling, general and administrative expense rose to 5.1% of sales from 4.8% in 2004 partly as a result of $3 million in additional external costs associated with compliance with the new Sarbanes-Oxley Act. In addition to the U.K. plant closure and the transfer of its production to low-cost countries, other operating expense includes $4 million in provisions associated with MG Rover's suspension of payments. These negative effects were partly offset by a temporarily lower R,D&E expense in relation to sales and by reduced amortization of intangibles.

Income before taxes grew by 7% to $123 million. The improvement was entirely due to better operating income, since the effect of lower net debt was offset by higher interest rates.

Net income rose by 2% to $78 million. The improvement reflects the increase in operating income, which was partly offset by a higher effective tax rate which rose to 33.7% from 31.5% in the first quarter 2004. In 2005, tax is being provided on the income of some former loss generating companies. Most of any remaining benefit coming from these companies' losses was recognized in 2004. In addition there is a higher level of tax on the distribution of dividends from non-U.S. subsidiaries to Autoliv, Inc.

Earnings per share rose by 5% to 84 cents from 80 cents in the first quarter 2004. Of the increase of 4 cents in earnings per share, 3 cents were due to more reporting days, 2 cents to currency effects, and 2 cents to the stock repurchase program. (The average number of shares outstanding decreased by 3% to 92,3 million). The higher tax rate decreased earnings per share by 3 cents.

Reported return on capital employed increased to 16% from 15%, while reported return on equity declined to 12% from 13%.

LIQUIDITY AND SOURCES OF CAPITAL

Operations generated a positive cash flow for the 14th quarter in a row. Cash flow amounted to $90 million before investing activities and $12 million after these activities. Compared to the first quarter 2004, cash flow weakened from $121 million and $49 million. However, working capital was exceptionally low at the end of the preceeding quarter, which explains the quarterly variance.

Capital expenditures, net, increased by 7% or $5 million to $78 million. This was $5 million less than depreciation and amortization of $83 million.

Autoliv continues to meet its target that working capital should not exceed 10% of annual sales, although working capital did increase to 8.5% of sales from the exceptionally low level of 7.8% at the year-end 2004. At the end of the corresponding quarter 2004, working capital was 10.0% of sales.

In relation to sales days, receivables increased to 75 days from 66 days in the preceeding quarter but declined from 81 days a year ago. Days inventory was 29, the same as in the first quarter 2004, and increased from 28 days in the fourth quarter 2004.

During the quarter, net debt increased by $52 million to $651 million and net debt to capitalization to 20% from 18%. Gross interest-bearing debt decreased, however, by $85 million to $896 million due to debt repayments and currency effects.

Autoliv's policy is to maintain a net debt position that is significantly below 3.0 times EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) and an interest coverage ratio significantly above 2.75 times. At the end of the quarter, these ratios were 0.9 and 14.8, respectively.

During the quarter, equity decreased by $33 million to $2,604 million or to $28.48 per share. Net income increased equity by $78 million. Equity was negatively affected by currency effects of $57 million, share repurchases of $35 million and dividend payments of $23 million, while stock options exercised had a favorable impact of $3 million and the effect of changes in the market value of cash-flow hedges a favorable impact of $1 million.

HEADCOUNT

Total headcount (employees plus temporary hourly workers) decreased by approximately 100 during the quarter to 39,700. An increase of close to 500 in low-labor-cost countries was more than offset by a decrease in high-labor-cost countries.

Currently, 37% of headcount (and 40% of permanent employees excluding temporaries) are in low-labor-cost countries compared to 33% (and 36%, respectively) a year ago and less than 10% six years ago, when the reallocation of production started to accelerate. Of total headcount, 13% are temporary workers (primarily in high-labor-cost countries).

PROSPECTS

During the second quarter of 2005, light vehicle production in the Triad is expected to be almost flat with a 2% decline in North America and a 3% increase in Japan. European light vehicle production is expected to increase by less than 1%. Based on these assumptions, Autoliv's organic sales are expected to continue to increase, but the growth rate is expected to slow down approaching the average annual growth rate for vehicle safety systems of approximately 3% (excluding changes in the vehicle build rate). Currency effects are expected to add almost 7% to the Company's revenues (provided that the mid-April exchange rates prevail). Consequently, reported sales are expected to increase by approximately 10% in the second quarter 2005 compared to the corresponding period 2004.

The trend of higher steel prices now seems to be subsiding. The negative effect of higher raw material prices is therefore expected to remain within the $30 million range per quarter as we forecasted at the beginning of this year. As a result, Autoliv's operating margin for the second quarter 2005 is expected to remain in approximately the same range as achieved in the first quarter this year excluding the cost for the announced plant closure i.e. approximately 8.3%.

Management believes that it is reasonably possible that the Company will be able to release certain tax reserves by the end of the year, resulting in a lower effective tax rate for the full year in comparison with the first quarter. Consequently, the Company expects that the effective tax rate for 2005 will be somewhat higher than in 2004 but lower than in the first quarter 2005.

The 5% favorable impact in the first quarter from the change in the number of reporting days is expected to be offset by a corresponding negative effect in the fourth quarter.

Recent Launches

  Audi's new A6: Seat belts with pretensioners
  Honda's new Ridgeline: Thorax side airbags, Inflatable Curtains and seat belts with pretensioners
  Kia's new JB: Seat belts with pretensioners
  Land Rover's new Range Rover Sport: Thorax side airbags, Inflatable Curtains and seat belts
  Mercedes' new CLS: Frontal seat belts with pretensioners
  Mercedes' new ML400: Seat Belts
  Mitsubishi's Galant: Thorax side airbags
  Mitsubishi's new Colt Plus: Driver airbag with steering wheel, passenger airbag, thorax side airbags, Inflatable Curtains and seat belts with pretensioners
  Opel's new Astra Caravan: Seat belts with pretensioners, thorax side airbags and Inflatable Curtains
  Opel's Corsa: Passenger airbag and driver airbag
  Opel's Meriva: Passenger airbag and driver airbag
  Peugeot's new 1007: Thorax side airbags
  Saab's new 9-7 SUV: Passenger airbag
  Samsung's new SM7: Steering wheel, safety electronics and seat belts with pretensioners
  Toyota's new Avalon: Inflatable Curtains
  Toyota's new Vitz: Inflatable Curtains
  Volkswagen's new Golf Plus: Passenger airbag, Inflatable Curtains and seat belts
  Volkswagen's new Jetta/Bora: Passenger airbag, Inflatable Curtains and seat belts with pretensioners

Other Significant Events
  These financial results have been affected by a few small changes in the Company's structure. As of October 1, 2004, Autoliv started to consolidate its joint venture in Nanjing, China, following a change in the ownership agreement. Autoliv's interest in the joint venture, which had nearly $30 million in sales in 2004, remains at 50%. Autoliv has also, as of December 31, 2004, acquired the remaining 40% of the shares outstanding in its Chinese airbag subsidiary.
    The figures for the last 12 months have also been affected by the consolidation as of April 1, 2004, of Autoliv's joint venture in Taiwan. Autoliv's interest remains at 59%. However, through an amendment in the ownership agreement Autoliv has received a controlling interest in the joint venture, which had nearly $20 million in external sales in 2004.
  During the first quarter, Autoliv bought back 0.7 million shares of Autoliv stock for $35 million. During the last twelve months, the Company has repurchased 3.7 million shares for $161 million (at an average price of $43.14 per share). In addition, Autoliv paid quarterly dividends of $79 million during the last twelve months.
    Since the repurchasing program was adopted in 2000, Autoliv has bought back 12.3 million shares for $355 million at an average cost of $28.88 per share. At the end of the quarter when the Autoliv stock closed at $47.65, the market value of this investment exceeded $580 million. Under the existing authorizations, additional 7.7 million shares can be repurchased.
  As part of the Company's cost reduction initiatives, Autoliv's airbag assembly plant in Hampshire, England, will be phased out within a year and most of the production will be relocated to Turkey. Total cost for the closure is estimated at $15 million. Of this amount, $11 million has been charged in the first quarter, while most of the remaining $4 million is expected to be expensed before the end of the year.
  Autoliv's U.S. facility in Tremonton, Utah, which manufactures airbag initiators and micro gas generators, has been awarded the Shingo Prize for Excellence in Manufacturing, which is "the Nobel Prize in Manufacturing" according to Business Week magazine.

DIVIDEND

The Company has declared a 20% increase in the quarterly dividend to 30 cents per share of common stock. This increase follows the increase in the previous quarter from 20 cents to 25 cents.

The dividend will be paid on June 2, 2005 to shareholders of record as of May 4, 2005. The ex-date when the shares will trade without the right to the dividend will be May 2, 2005.

NEXT REPORT

Autoliv intends to publish the quarterly report for the second quarter on July 21, 2005. However, due to the implementation of a new consolidation system there is a risk that the publishing of this report will be delayed. In that case, a new date will be announced in a press release and on Autoliv's corporate website.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2005, our future contractual obligations have not changed significantly from the amounts reported within our 2004 Annual Report on Form 10-K.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information that was provided in the Company's 2004 Annual Report on Form 10-K filed with the SEC on March 10, 2005.

ITEM 4	CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Autoliv's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

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

In December 2003, a U.S. Federal District Court awarded a supplier of Autoliv ASP, Inc. approximately $27 million plus pre-judgment interest of $ 6 million in connection with a commercial dispute. Autoliv has appealed the verdict and the supplier has cross-appealed in regard to the calculation of the amount of pre-judgment interest. The appeal and the cross-appeal are currently pending before the United States Court of Appeals for the Federal Circuit. Briefing before the Court of Appeals is completed. The proceeding has been stayed pending a ruling by the District Court on Autoliv's motion for a new trial. While legal proceedings are subject to inherent uncertainty, Autoliv believes that it has meritorious grounds for appeal, which would result in a new trial, and that it is possible that the judgment could be eliminated or substantially altered. Consequently, in the opinion of the Company's management, it is not possible to determine the final outcome of this litigation at this time. It cannot be assured that the final outcome of this litigation will not result in a loss that will have to be recorded by the Company.

The Company believes that it is currently adequately insured against product and other liability risks, at levels sufficient to cover potential claims, but Autoliv cannot be assured that the level of coverage will be sufficient in the future or that such coverage will be available on the market.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock repurchase program

In February 2005, Autoliv re-initiated its stock repurchasing program and bought 704,400 shares for $35 million until the blocking period started in the middle of March. Since the repurchasing program was adopted in 2000, Autoliv has bought back 12.3 million shares at an average price of $28.88 per share. Under the existing authorizations, another 7.7 million shares could be repurchased. Below is a summary of Autoliv's common stock repurchases by month for the quarter ended March 31, 2005:

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE

	(a)Total No. of	(b)Average Price in USD	(a)Total No. of	(b)Average Price in USD	(c)Total No. of Shares	(b)Average Price in USD	(d)Maximum No. of Shares
	Shares Purchased	Paid per Share	Shares Purchased	Paid per Share	Purchased as Part of Publicly	Paid per Share	that may yet be Purchased
Date					Announced Plans or Programs		under the Plans or Programs

Jan. 1-
Jan. 31
Total	0	0.0000	0	0.0000	0	0,0000	8,421,462

Feb. 1-
Feb. 28
Total	192,500	49.1489	199,800	49.3562	392,300	49.2545	8,029,162

March 1-
March 31
Total	164,400	50.1475	147,700	50.1608	312,100	50.1538	7,717,062

Total	356,900	49.6089	347,500	49.6982	704,400	49.6529	7,717,062

1) Announcement of share buy back program with authorization to buy back 10 million shares made on the 9th May of 2000.
2) Announcement of expansion of existing share buy back program from 10 million shares to 20 million shares made on the 30th of April 2003.
3) The share buy back program does not have an expiration date.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

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
11

Information concerning the calculation of Autoliv's earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Company's Annual Report on Form 10-K (File No. 1-12933, filing date March 10, 2005) and is incorporated herein by reference.

31.1***	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the the Securities Exchange Act of 1934, as amended.

31.2***	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed in 10-K for the fiscal year ended 2002. ** Filed in 10-K for the fiscal year ended 2003. *** Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2005

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist

________________
Magnus Lindquist
Vice President
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)