Form 10-Q
period 2005-06-30
AUTOLIV INC
filed 2005-07-26
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: There were 90,023,309 shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding as of July 25, 2005.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts but forward-looking statements that involve risks and uncertainties that could cause the Company's results to differ materially from what is projected, including the following: Higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending and future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or governmental action; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including currency exchange rate fluctuations and other factors. Except for the Company's ongoing obligation to disclose material information under the federal securities laws, the Company undertakes no obligations to update publicity and forward-looking statements whether as a result of new information or future events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
1.1 Basis of Presentation
1.2 Inventories
1.3 Restructuring
1.4 Product-related liabilities
1.5 Comprehensive Income
1.6 Stock Incentive plan
1.7 New Accounting Pronouncements
1.8 Retirement Plans
1.9 Contingent Liabilities
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter April - June		First 6 months
	2005	2004	2005	2004
Net sales
- Airbag products	$1,087.3	$1,031.2	$2,201.7	$2,012.7
- Seat belt products	567.3	547.4	1,146.5	1,053.7
Total net sales	1,654.6	1,578.6	3,348.2	3,066.4

Cost of sales	(1,306.6)	(1,253.3)	(2,661.6)	(2,443.5)
Gross profit	348.0	325.3	686.6	622.9

Selling, general & administrative expenses	(84.5)	(74.4)	(170.9)	(145.2)
Research, development & engineering expenses	(110.5)	(100.0)	(221.4)	(200.0)
Amortization of intangibles	(4.4)	(5.4)	(7.4)	(10.7)
Other income (expense), net	(5.0)	(3.4)	(14.3)	(4.5)
Operating income	143.6	142.1	272.6	262.5

Equity in earnings of affiliates	2.0	3.2	4.0	5.8
Interest income	2.1	.9	4.4	1.9
Interest expense	(13.9)	(9.5)	(24.5)	(18.6)
Other financial items, net	(.4)	(1.4)	(.3)	(1.5)
Income before income taxes	133.4	135.3	256.2	250.1

Income taxes	(44.7)	(42.6)	(86.1)	(78.8)
Minority interests in subsidiaries	(3.1)	(3.5)	(6.6)	(5.7)
Net income	$85.6	$89.2	$163.5	$165.6

Earnings per share (basic and diluted)	$.94	$.94	$1.78	$1.74
Weighted everage number of shares outstanding, assuming dilution and net of treasury shares (in millions)	91.2	95.0	91.8	95.3
Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	90.0	93.8	90.0	93.8
Cash dividend per share - declared and paid (US$)	.30	.20	.55	.35

See "Notes to unaudited consolidated financial statements"

CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)

	June 30	December 31
	2005	2004
	(unaudited)
Assets
Cash & cash equivalents	$107.0	$229.2
Receivables	1,343.4	1,288.8
Inventories	462.3	509.2
Other current assets	246.7	163.6
Total current assets	2,159.4	2,190.8

Property, plant & equipment, net	1,091.8	1,159.7
Investments and other non-current assets	141.3	294.3
Goodwill, net	1,527.4	1,552.0
Intangible assets, net	160.6	157.3
Total assets	$5,080.5	$5,354.1

Liabilities and shareholders' equity
Short-term debt	$527.5	$313.8
Accounts payable	743.3	798.9
Accrued expenses	347.0	346.0
Other current liabilities	284.5	340.6
Total current liabilities	1,902.3	1,799.3

Long-term debt	415.7	667.1
Pension liability	73.7	73.6
Other non-current liabilities	115.9	118.9
Minority interests in subsidiaries	56.1	58.8
Shareholders' equity	2,516.8	2,636.4
Total liabilities and shareholders' equity	$5,080.5	$5,354.1

See "Notes to undaudited consolidated financial statements"

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)

	Quarter April - June		First 6 months
	2005	2004	2005	2004

Operating activities
Net income	$85.6	$89.2	$163.5	$165.6
Depreciation and amortization	78.9	73.6	162.0	146.4
Deferred taxes and other	16.6	3.7	23.1	2.4
Changes in operating assets and liabilities	(70.5)	40.2	(148.4)	12.8
Net cash provided by operating activities	110.6	206.7	200.2	327.2

Investing activities
Capital expenditures	(88.7)	(87.5)	(168.5)	(162.3)
Proceeds from sale of property, plant and equipment	.4	2.0	1.8	3.7
Acquisitions of businesses and other, net	1.0	2.1	1.6	3.8
Net cash before financing	23.3	123.3	35.1	172.4

Financing activities
Net increase (decrease) in short-term debt	(102.3)	4.8	(134.0)	(31.4)
Issuance of long-term debt	214.9	6.6	214.9	51.4
Repayments and other changes in long- term debt	(39.1)	(91.3)	(68.9)	(92.6)
Dividends paid	(27.4)	(18.9)	(50.4)	(33.2)
Shares repurchased	(65.7)	(41.3)	(100.7)	(58.9)
Stock options exercised	.8	.9	3.6	7.4
Other, net	(5.5)	.5	(5.2)	6.3
Effect of exchange rate changes on cash	(8.0)	.6	(16.6)	(2.4)
Increase (decrease) in cash and cash equivalents	(9.0)	(14.8)	(122.2)	19.0

Cash and cash equivalents at period-start	116.0	127.5	229.2	93.7
Cash and cash equivalents at period-end	$107.0	$112.7	$107.0	$112.7

See "Notes to unaudited consolidated financial statements"

KEY RATIOS (UNAUDITED)
	Quarter April - June		First 6 months
	2005	2004	2005	2004

Earnings per share 1)	$.94	$.94	$1.78	$1.74
Equity per share	27.96	26.17	27.96	26.17
Cash dividend per share - declared and paid	.30	.20	.55	.35
Working capital, $ in millions	576	488	576	488
Capital employed, $ in millions	3,254	3,143	3,254	3,143
Net debt, $ in millions 2)	737	688	737	688
Net debt to capitalization, % 3)	22	22	22	22

Gross margin, % 4)	21.0	20.6	20.5	20.3
Operating margin, % 5)	8.7	9.0	8.1	8.6

Return on shareholders' equity, %	13.4	14.6	12.6	13.6
Return on capital employed, %	17.9	18.4	17.0	16.9

Weighted average no. of shares in millions 1)	91.2	95.0	91.8	95.3
No. of shares at period-end in millions6)	90.0	93.8	90.0	93.8
No. of employees at period-end	34,300	33,500	34,300	33,500
Headcount at period-end	39,600	38,900	39,600	38,900
Days receivables outstanding 7)	79	75	78	78
Days inventory outstanding 8)	29	26	29	27

1)Assuming dilution and net of treasury shares
2)Short- and long-term interest bearing liabilities and related derivatives, less cash and cash equivalents
3)Net debt in relation to net debt and equity (including minority)
4)Gross profit relative to sales
5)Operating income relative to sales
6)Excluding dilution and net of treasury shares
7)Outstanding receivables at average exchange rates relative to average daily sales
8)Outstanding inventory at average exchange rates relative to average daily sales

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are dollars in millions, except for per share amounts) June 30, 2005

1. Basis of Presentation

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

Since last fiscal year certain costs have been reclassified from cost of sales to R,D&E expenses with no significant impact on the Gross Profit.

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

2. Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows:

	June 30, 2005	December 31, 2004

Raw material	$166.3	$191.3
Work in progress	201.9	200.9
Finished products	94.1	117.0
	$462.3	$509.2

3. Restructuring

2005

Q1
An assembly plant for airbags in the United Kingdom is subject to closure that is expected to be completed in early 2006. Restructuring provisions of approximately $11 million due to the announced plant closure include $6.2 million for write-offs of fixed assets charged to "Cost of sales" and severance costs charged to "Other income and expense" of $5.2 million during the first quarter 2005. The total amount expected to be incurred in connection with the plant closure is $15 million.

The table below summarizes the change in the balance sheet position of the total restructuring reserves from December 31, 2004 to March 31, 2005.

	December 31	Cash	Change in	Translation	March 31
	2004	payments	reserve	difference	2005

Restructuring - employee related	$4.7	$(2.0)	$5.5	$(.1)	$8.1
Liability	16.2	-	-	(.2)	16.0
Total reserve	$20.9	$(2.0)	$5.5	$.3	$24.1

During the quarter, 59 employees left the Company and 496 employees are expected to be severed because of the plant closure in the U.K., for which severance provisions were made in the first quarter of 2005. As of March 31, 2005, 533 employees remain that are covered by the restructuring reserves.

Q2
In the second quarter of 2005, restructuring provisions of $7 million, of which $4.2 million relate to severance costs, were made for plant consolidation activities in Australia, in the United Kingdom and other European countries. The remaining $2.8 million include mainly write-offs of fixed assets. The write-offs were charged to "Cost of sales" and the severance costs charged to "Other income and expense" in the income statement in the second quarter of 2005. The change in liability is mainly related to release of a provision for a legal dispute. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2005 to June 30, 2005.

	March 31	Cash	Change in	Translation	June 30
	2005	payments	reserve	difference	2005

Restructuring - employee related	$8.1	$(1.7)	$4.2	$(.7)	$9.9
Liability	16.0	-	(7.0)	(.4)	8.6
Total reserve	$24.1	$(1.7)	($2.8)	$(1.1)	$18.5

During the second quarter 2005, additionally 290 persons became entitled to redundancy payments and 57 employees left the Company. As of June 30, 2005, 766 employees remain that are covered by the restructuring reserves.

2004
In 2004, employee related restructuring provisions of $2.8 million were made for severance costs related to plant consolidation in Europe. The provision has been charged against "Other income and expense" in the income statement during 2004. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2003 to December 31, 2004.

	December 31	Cash	Change in	Translation	December 31
	2003	payments	reserve	difference	2004

Restructuring - employee related	$6.1	$(6.7)	$4.9	$.4	$4.7
Liability	19.4	-	(3.6)	.4	16.2
Total reserve	$25.5	$(6.7)	$1.3	$.8	$20.9

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
For further explanations, see section 9 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product related liabilities from March 31, 2005 to June 30, 2005.

Reserve at beginning of the period	$61.0
Change in reserve	(.5)
Cash payments	(5.4)
Translation difference	(3.2)
Reserve at end of the period	$51.9

5. Comprehensive Income Comprehensive Income includes net income for the year and items charged directly to equity.
Comprehensive Income	Quarter April - June		Six Months January - June
	2005	2004	2005	2004

Net income	$85.6	$89.2	$163.5	$165.6
Minimum pension liability	.4	-	.4	(.1)
Fair value of derivatives	2.8	5.2	4.3	3.7
Translation of foreign operations	(83.2)	(8.6)	(140.4)	(31.9)
Other Comprehensive income (loss)	(80.0)	(3.4)	(135.7)	(28.3)

Comprehensive income	$5.6	$85.8	$27.8	$137.3

6. Stock Incentive Plan

Had compensation costs for all of the Company's stock-based compensation awards been determined based on the fair value of such awards at the grant date, consistent with the methods of FAS-123 Accounting for Stock-Based Compensation, the Company's total and per share net income would have been as follows:

	Quarter April - June		Six Months January - June
	2005	2004	2005	2004

Net income as reported	$85.6	$89.2	$163.5	$165.6
Add:Compensation under Fair value method included in Net income, net of tax	.6	.4	1.2	.8
Deduct:Compensation under fair value
method for all awards, net of tax	(1.6)	(1.2)	(3,2)	(2,4)
Net income pro-forma	$84.6	$88.4	$161.5	$164.0

Earnings per share - basic and diluted:
As reported	$.94	$.94	$1.78	$1.74
Pro-forma	$.93	$.93	$1.76	$1.72

7. New Accounting Pronouncements

New accounting policies issued by the Financial Accounting Standards Board (FASB), which are effective on or after January 1, 2005 are the following:

Statement No.151 Inventory Cost, an amendment of ARB No. 42, Chapter 4, was issued in November 2004 and is effective for fiscal years beginning after June 2005. FAS-151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The application of FAS-151 is not expected to have any significant impact on earnings and financial position.

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

The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted in October 2004, provides for an 85% dividends received deduction on certain non-U.S. earnings repatriated during 2004 or 2005. FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, provides guidance with respect to the impact of the Jobs Act on income tax expense and deferred tax liabilities. The Company has not yet completed its analysis of the impact nor made any decisions concerning the Jobs Act repatriation provisions and therefore, as provided by FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. The Company expects to complete its analysis and make a decision before the end of the third quarter of 2005. The range of reasonably possible amounts currently being considered for repatriation under the Jobs Act is between zero and $750 million with an estimated one-time tax provision expense of up to approximately $13 million.

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

The Company has non-contributory defined benefit pension plans covering most U.S. employees. The benefits are based on an average of the employee's earnings in the years proceeding retirement and on credited service. Certain supplemental unfunded plan arrangements also provide retirement benefits to specified groups of participants. The funding policy for U.S plans is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, plus any additional amounts which may be determined to be appropriate. The Company has frozen participation in the Autoliv ASP, Inc. Pension Plan to include only those employees as of December 31, 2003.

The Company's main non-U.S. defined benefit plan is the U.K plan. The Company has frozen participation in the U.K. defined benefit plan for all employees hired after April 30, 2003.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three or six months ended June 30, 2005.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company's Annual Report for the year ended December 31, 2004.

The components of the total net benefit cost associated with all of the Company's defined benefit retirement plans are as follows:

	Quarter April - June		Six Months January - June
	2005	2004	2005	2004

Service cost	$4.7	$4.1	$9.3	$8.8
Interest cost	2.5	2.4	5.2	5.1
Expected return on plan assets	(2.0)	(2.1)	(4.0)	(3.8)
Amortization of prior service cost	.2	.1	.4	.4
Amortization of net (gain) loss	.2	.3	.5	.4
Net periodic benefit cost	$5.6	$4.8	$11.4	$10.9

9. Contingent Liabilities

For information on legal proceedings, see Part II - Other Information, Item 1.

Product Warranty and Recalls
Autoliv is exposed to product liability and warranty claims in the event that our products fail to perform as expected and such failure results, or is alleged to result, in bodily injury and/or property damage. We cannot assure that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or all or of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as expected. Accordingly, the future costs of warranty claims by our customers may be material, however, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the appropriateness of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

The table in section 4 "Product-related liabilities" above summarizes the change in the balance sheet position of the product related liabilities from March 31, 2005 to June 30, 2005.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

Market overview

Autoliv's market is driven not only by vehicle production but also by the fact that new vehicle models are being equipped with more airbags and other safety systems. Autoliv's short-term performance is impacted more by changes in vehicle production than by the relatively steady growth in the supply value per vehicle.

During the quarter, light vehicle production in the Triad (i.e. Europe, North America and Japan) is estimated to have remained flat compared to the second quarter 2004.

In Europe, (including Eastern Europe), where Autoliv generates more than half of its revenues, light vehicle production was somewhat weaker than expected. Instead of an expected increase of 1%, the production was flat, and in Western Europe vehicle production even declined by 1% instead of increasing by 1% as anticipated. Although this decline was offset by a 6% increase in the vehicle production in Eastern Europe, the production change in Europe was negative for Autoliv and the rest of the safety systems industry since East European vehicles tend to have less safety equipment than West European vehicles.

In North America, which accounts for a quarter of Autoliv's consolidated revenues, light vehicle production decreased by l%, which was somewhat better than expected. "The Big 3" (i.e. GM, Ford and Chrysler) cut their production by 6% compared to 7% expected. The reduction was particularly significant in the SUV-segment. However, the Asian and European vehicle manufacturers increased their production in North America by 12%. Since Autoliv has a higher sales value per vehicle with the Asian and European manufacturers than with an average Big-3 vehicle, the North American vehicle build mix was advantageous for Autoliv.

In Japan, which accounts for nearly one tenth of Autoliv's consolidated sales, light vehicle production increased by 3% as expected.

Consolidated Sales

During the quarter, Autoliv's consolidated net sales rose by 5% to $1,655 million compared to the second quarter 2004. Currency effects contributed only 3% to sales which was approximately $55 million or 4 percentage points less than estimated at the beginning of the quarter. Consolidation of the NHA joint venture in China added less than one percent to revenues. Consequently, sales grew organically (i.e. sales excluding translation currency effects and acquisitions/divestitures) by 1% compared to an expected growth rate of 3%. Most of this deviation was due to the unfavorable mix changes in European vehicle production.

Organic sales were driven by Autoliv's strong position in Asia and other markets outside the Triad (i.e. "the Rest of the World" or "RoW") where both vehicle production and the safety content per vehicle are increasing rapidly. The RoW accounted for more than 50% of the increase in Autoliv's organic sales, despite the fact that this region only represents one tenth of Autoliv's total sales. The Company's sales were also driven by the continued introduction of curtain airbags and other side airbags into an increasing number of new vehicle models. In addition, Autoliv gained market share in steering wheels and seat belts.

In addition to the decline in West European vehicle production, sales were negatively affected by 2% from the voluntary phase-out of low-margin, non-competitive contracts for inflators and seat components.

Sales by Region

Sales from Autoliv's European companies rose by 3% to $948 million. Excluding currency effects of 4%, organic sales decreased by 1%. However, excluding the above-mentioned effect from seat sub-systems, the underlying organic sales rose slightly and Autoliv continued to outperform the European light vehicle production. This performance was due to market penetration of the Inflatable Curtain and market share gains experienced in steering wheels and electronics.

Sales from Autoliv's North American companies stood unchanged at $432 million despite the 1% decrease in North American light vehicle production. Autoliv's performance reflects a favorable customer mix and introductions of curtain airbags (up 84%) and other side airbags (up 61%). Sales continued to be adversely affected by the expiration of certain frontal airbag contracts and the continued phase-out of low-margin, non-competitive inflators for airbag systems. Sales of safety electronics also declined as a result of production cut backs by the Big 3 who still are the dominant customers for Autoliv in this area.

Sales from Autoliv's companies in Japan rose by 11% to $126 million. Currency effects added 2% and organic sales rose by 9%, which was six percentage points better than light vehicle production in Japan. The organic growth occurred in virtually all product areas.

Sales from Autoliv companies in the Rest of the World (RoW) surged by 28% to $148 million. Excluding currency effects of 10% and acquisitions of 7% (i.e. the consolidation of the NHA joint venture in China), sales grew organically at a rate of 11%. Organic growth occurred in virtually all product areas and was especially strong in seat belts, mainly due to new business. Sales were also driven by strong vehicle production in Korea.

Sales by Product

Sales of airbag products (including electronics and steering wheels) rose by 5% to $1,087 million, including a 3% currency effect. Autoliv's organic growth in airbags was two percentage points better than the light vehicle production in the Triad. The organic sales growth of 2% was achieved by continued market penetration of curtain airbags (organic sales up 37%) and side airbags for chest protection (up 11%). The Company also experienced market share gains in steering wheels (up 15%). Sales were negatively affected by fierce competition in frontal airbags and the phase-out of certain contracts for airbag inflators.

Sales of seat belt products (incl. seat sub-systems) rose by 4% to $567 million due to currency effects of 4% and acquisitions of 2%. Sales were adversly affected by the expiration of low-margin contracts for seat components (which are reported in sales of seat belt products). Excluding this effect, organic sales of seat belts rose by 1%.

Earnings for the Three-Month Period Ended June 30, 2005

Operating margin hit 8.7% which exceeded the expected level of 8.3% despite lower-than-expected sales. This result reflects both the impact of Autoliv's cost reduction programs, such as moving to low-cost countries, and changes in the Company's sales mix. The phase-out of low-margin, non-competitive seat components and airbag inflators is progressing faster than anticipated at the same time as sales are increasing in Asia and for side airbags.

During the quarter, gross profit rose by 7% or $23 million to $348 million despite $27 million in additional costs for higher raw material prices. Gross profit was boosted by a 4% currency effect compared to the second quarter 2004. Gross margin increased to 21.0% from 20.6% despite a 1.6 percentage point negative impact from the higher raw material prices. The improvements in gross profit and gross margin are due in part to the above-mentioned cost reduction programs and sales mix changes as well as to changes in reimbursement for engineering assignments. The improvements were also due to a reclassification of certain production overhead cost to R,D&E expense which increased gross margin by 0.3 percentage points.

Operating income increased by 1% to $144 million, while operating margin decreased to 8.7% compared to 9.0% for the same quarter 2004. The decrease in operating margin was caused by unusually low S,G&A costs in the prior year's quarter and by the fact that net R,D&E expenditures rose due to lower engineering income to 6.7% of sales from 6.3% a year ago. Additionally, the operating result has been charged with $7 million for plant closures. However, operating income has also been favorably affected in approximately the same magnitude by releases of certain provisions.

Income before taxes amounted to $133 million compared to $135 million for the same quarter 2004. The decline was caused mainly by increased net financial costs due to higher interest rates and a higher average net debt.

Net income declined to $86 million from $89 million in the second quarter 2004. The effective tax rate increased to 33.5%, approximately the same level as in the first quarter of 2005, and up from 31.5% one year ago.

Earnings per share stood unchanged at 94 cents despite the lower net income. Earnings per share was favorably affected by 6 cents from currency effects and by 2 cents from the stock repurchase program. (The average number of shares outstanding decreased by 4% to 91.2 million). The higher tax rate had a negative impact on earnings per share of 3 cents.

Return on capital employed amounted to 18% and return on equity to 13% compared to 18% and 15%, respectively, in the second quarter 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

Market overview

During the six-month period January through June 2005, light vehicle production in the Triad decreased marginally compared to the same period 2004.

In Europe, light vehicle production decreased by just over 1%.

In North America, light vehicle production fell by nearly 3%. However, Asian and European vehicle manufacturers increased their North American production by 10%, while GM, Ford and Chrysler reduced their production by 7%. This customer and vehicle model mix was favorable for Autoliv due to the Company's strong market position with the Asian and European vehicle manufacturers.

In Japan, light vehicle production increased by nearly 5% in the first six-month period.

Consolidated Sales

For the year's first six months, sales rose by 9% to $3,348 million. Currency translation effects contributed 3% to Autoliv's sales and more reporting days just over 2%, while acquisitions added less than one percent. Autoliv's organic growth of 3% was almost four percentage points better than the vehicle production in the Triad. This mainly reflects the continued introduction of curtain airbags and other side airbags, and market share gains in seat belts and steering wheels.

Sales of airbag products increased by 9% to $2,202 million including 5% from currency effects and more reporting days. The organic growth of 4% was achieved despite the fact that a number of low-margin contracts for airbag inflators were phased out and old frontal airbag contracts expired.

Sales of seat belt products rose by nearly 9% to $1,147 million including 7% from currency effects and more reporting days, and 1% from acquisitions. The organic growth of 1% was mainly the result of new business in Asia and market share gains in North America and Europe.

Sales from Autoliv's European companies rose by 8% to $1,918 million including 7% from currency effects and more reporting days. The fact that sales grew organically by 1% at the same time as light vehicle production decreased by 1% was due to the continued market penetration of side curtain airbags, and market share gains in steering wheels and safety electronics. These favorable trends were partially offset by weak frontal airbag sales.

Sales from Autoliv's North American companies increased by 3% to $874 million due to more reporting days and increasing demand for curtain airbags and other side airbags, offset by a negative effect from expired contracts in frontal airbags and inflators.

Sales from Autoliv companies in Japan rose by 18% to $278 million including 5% from currency effects and more reporting days. All product lines except for airbag inflators contributed to the organic sales growth of 13%.

Sales from Autoliv companies in the Rest of the World jumped 33% to $278 million. Sales were boosted by currency effects of 8%, more reporting days of 2%, and acquisitions of 6%. The organic sales increase of 17% mainly occurred in Korea, spearheaded by strong demand for seat belts.

Earnings for the Six-Month Period Ended June 30, 2005

Gross profit increased by 10% to $687 million and the gross margin rose to 20.5% from 20.3%. Currency effects and more reporting days are estimated to have boosted gross profit by 4% and 2%, respectively.

Despite an $11 million charge in the first quarter and $7 million in the second quarter related to plant closure costs, operating income rose by 4% or $10 million to $273 million. The reported operating margin decreased to 8.1% from 8.6% partially due to higher raw material prices. Additionally, the $18 million dollar plant closure charges had an impact on operating margin of 0.6 percentage points.

Net income before taxes improved by 2% to $256 million.

Net income declined as a result of a higher tax rate to $164 million from $166 million, while earnings per share rose by 2% to $1.78. The effective tax rate increased to 33.6% from 31.5%. In 2005, tax is being provided on the income of some former loss generating companies. Most of any remaining benefit coming from these companies' losses was recognized in 2004. In addition there is a higher level of tax on the distribution of dividends from non-U.S. subsidiaries to Autoliv, Inc.

Earnings per share was favorably impacted by 8 cents from currency exchange effects and by 4 cents from the stock repurchase program. Higher tax rate reduced earnings per share by 6 cents.

LIQUIDITY AND SOURCES OF CAPITAL

Operations generated a positive cash flow for the 15th quarter in a row. Cash flow amounted to $111 million before investing activities and $23 million after these activities, despite a $71 million increase in working capital mainly due to higher receivables generated by a significant sales increase towards the end of the second quarter 2005. In the second quarter 2004, cash flow amounted to $207 million before investing activities and to $123 million after these activities. However, working capital a year ago was unusually low due to tax refunds and other one-time items. For the first six months, operations generated $200 million in cash before investing activities and $35 million after these activities despite a $148 million increase in working capital, primarily due to higher receivables and tax effects. In addition, working capital was exceptionally low at the beginning of the year.

To support the demand for Autoliv's products, capital expenditures, net, increased to $88 million and was $9 million higher than depreciation and amortization of $79 million. For the first six months, capital expenditures, net amounted to $167 million. This was only $5 million more than depreciation and amortization.

Autoliv continues to meet its target that working capital should not exceed 10% of annual sales, although working capital did increase during the second quarter to 9.0% of sales from 8.5% at the beginning of the quarter and 7.8% of sales at the beginning of the year.

Due to the significant sales increase experienced towards the end of the second quarter, receivables rose to 79 days sales from 75 days at the end of March this year and at June 30, 2004. Days inventory was 29, the same as in the first quarter, but 3 more days than at the end of the second quarter 2004.

Net debt increased by $86 million to $737 million at the end of the quarter and gross interest-bearing debt increased by $47 million to $943 million. Net debt to capitalization increased to 22% at the end of the quarter from 20% at the beginning. Since the beginning of the year, net debt has increased by $138 million due to dividend payments and stock buy-backs totalling $151 million. In relation to capitalization, net debt increased to 22% from 18% during the first six months. However, gross interest-bearing debt decreased by $38 million to $943 million during the same period.

Autoliv's policy is to maintain a net debt position that is significantly below 3.0 times EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and an interest-coverage ratio significantly above 2.75 times. At the end of the second quarter, these ratios were 1.1 and 13.6, respectively. At the end of 2004, these ratios were 0.8 and 14.8, respectively.

During the second quarter, equity decreased by $87 million to $2,517 million or to $27.96 per share. Equity was negatively affected by currency effects of $84 million, share repurchases of $66 million and dividend payments of $27 million, while equity was favorably impacted by $86 million from net income, $3 million from changes in the market value of cash-flow hedges and by $1 million from stock options exercised. Since the beginning of the year, equity decreased by $120 million due to currency effects of $141 million, repurchase of shares for $101 million and quarterly dividend payment of $50 million. Equity was positively impacted by $164 million from net income, by $4 million from changes in the market value of cash-flow hedges and by $4 million from proceeds from the exercise of stock options.

Return on equity amounted to 13% and return on capital employed was 17% compared to 14% and 17%, respectively, during the first six months 2004.

HEADCOUNT

Total headcount (employees plus temporary hourly workers) decreased by approximately 100 during the quarter to 39,600 and by 150 since the beginning of the year. In high-cost countries the decrease was almost 200 during the quarter and 700 during the six-month period. Currently, 37% of headcount (and 40% of employees excluding temporaries) are in low-cost countries.

PROSPECTS

During the third quarter of 2005, light vehicle production in the Triad is expected to decrease by 1% and the mix is expected to be negative for Autoliv, since European production is expected to decline by 3% as a result of a 6% decline in Western Europe, where Autoliv generates more than 50% of its revenues. In addition, currency effects are expected to have a negative impact due to the strengthening of the U.S. dollar. Provided that the mid-July exchange rates prevail, the effect would be -1% in the third quarter. Despite these negative effects, sales are expected to remain flat in the third quarter compared to the same period 2004.

Although prices in the steel market have started to fall from an exceptionally high level, raw material prices are still expected to have a nearly $25 million negative effect in the third quarter, since most of Autoliv's procurement contracts are locked in for the remainder of the year. Autoliv's cost reduction programs should be able to offset this negative margin effect of close to 2 percentage points as well as offset the trend of higher R,D&E expenditures. As a result, Autoliv expects to reach the same underlying operating margin as in the third quarter 2004 (which was 7.5%). Operating margin will, however, be affected - as announced - by an estimated 0.3 percentage points from costs of ongoing plant closures.

Management believes that it is reasonably possible that the Company will be able to release certain tax reserves by the end of the year, resulting in a lower effective tax rate for the full year than during the first six months. Management is also analyzing the potential tax benefits for Autoliv of the U.S. Jobs Creation Act which provides for favorable tax treatment if certain undistributed earnings of non-U.S. subsidiaries are repatriated to the United States during 2005. Such a repatriation would, however, lead to a one-time tax cost for such dividends. Excluding the impact of any repatriation under the Jobs Creation Act, the Company expects that the effective tax rate for 2005 will be somewhat higher than in 2004 but lower than in the first half of 2005.

The 5% favorable impact in the first quarter from the change in the number of reporting days will be offset by a corresponding negative effect in the fourth quarter.

OTHER RECENT EVENTS
Launches during Q2 2005

  BMW's new 3-series: Side thorax airbags and seat belts with pretensioners
  Cadillac's DTS: Safety electronics and side thorax airbags
  Chevrolet's Impala: Safety electronics
  Chevrolet's new Uplander: Side thorax airbags
  Chevrolet's Monte Carlo: Side thorax airbags
  Chevrolet's Corvette: Steering wheel and driver airbag
  Chrysler's new Jeep Commander: Driver airbag, passenger airbag and Inflatable Curtains
  Mitsubishi's new Eclipse: Frontal airbags, side thorax airbags, Inflatable Curtains and steering wheel
  Nissan's new Serena: Frontal airbags, Inflatable Curtains, seat belts with pretensioners and steering wheel
  Opel's new Zafira: Frontal airbags, Inflatable Curtains, side thorax airbag and seat belts with pretensioners
  Pontiac's new G6 Coupé: Seat belts with pretensioners
  Pontiac's new Montana: Side thorax airbags
  Pontiac's new Solstice: Steering wheel
  Seat's new León: Passenger airbag and seat belts with pretensioners
  Volkswagen's Passat: Seat belts with pretensioners

Significant Events
  These financial results have been affected by the consolidation, as of October 1, 2004, of NHA, a joint venture in Nanjing, China. Autoliv's interest in the company, which had nearly $30 million in sales in 2004, remains at 50%, but following a change in the ownership agreement Autoliv has received the controlling interest in the company.
  During the quarter, Autoliv bought back 1.4 million shares of Autoliv stock for $66 million at an average cost of $45.46 per share.
  Since the repurchasing program was adopted, the 13.7 million shares have been repurchased at an average cost of $30.62 per share. Under the existing authorizations, an additional 6.3 million shares can be repurchased.
  Autoliv's operations in Australia will be restructured and most of the production moved to Korea and cost competitive countries, mainly China. The plans will affect 565 of Autoliv's 900 employees in Australia. The costs for these actions are estimated to total $5 million, including $1.5 million that has been charged to the second quarter this year.
  Due to the pricing pressure in the automotive industry and a shift in product technology, Autoliv has initiated negotiations with the trade union to close down its OEA Europe plant in France. In the second quarter, Autoliv made a provision of $2 million for this closure, but the total costs will be higher and depend on the outcome of these negotiations.
  In the first quarter, Autoliv announced that its airbag assembly plant in England will be phased out and most of the production will be relocated to Turkey. Of the estimated cost for the closure of $15 million, $11 million was charged to the first quarter and $2 million to the second quarter.
  A new plant will be built in Romania to increase Autoliv's European capacity for inflators for airbag systems by 40% because of the rapidly growing demand for mainly curtain airbags and other side airbags. Capital expenditures are expected to total $13 million.
  The U.S. agency National Highway Traffic Safety Administration has awarded Autoliv's Research Director, Jan Olsson, its Safety Engineering Excellence Award.

DIVIDEND AND NEXT REPORT

The next quarterly dividend of 30 cents per share will be paid on September 8 to shareholders of record as of August 11, 2005. The ex-date is August 9, 2005.

Autoliv intends to publish the quarterly report for the third quarter on October 20, 2005.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2005, our future contractual obligations have not changed significantly from the amounts reported within our 2004 Annual Report on Form 10-K.

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

In February 2005, Autoliv re-initiated its stock repurchasing program and bought 704,400 shares for $35 million until the blocking period started in the middle of March. After that blocking period, Autoliv has bought another 1,442,400 shares for $66 million until the blocking period started in the middle of June. Since the repurchasing program was adopted in 2000, Autoliv has bought back 13.7 million shares at an average cost of $30.62 per share. Under the existing authorizations, another 6.3 million shares could be repurchased. Below is a summary of Autoliv's common stock repurchases by month for the quarter ended June 30, 2005:

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE

	(a)Total No. of	(b)Average Price in USD	(a)Total No. of	(b)Average Price in USD	(c)Total No. of Shares	(b)Average Price in USD	(d)Maximum No. of Shares
	Shares Purchased	Paid per Share	Shares Purchased	Paid per Share	Purchased as Part of Publicly	Paid per Share	that may yet be Purchased
Date					Announced Plans or Programs		under the Plans or Programs

April 1-
April 30
Total	37,100	44.7481	46,700	45.0829	83,800	44,9347	7,633,262

May 1-
May 31
Total	434,200	45.3731	423,000	45.5187	857,200	45.4449	6,776,062

June 1-
June 30
Total	258,900	45.5756	242,500	45.6205	501,400	45.5973	6,274,662

Total	730,200	45.4132	712,200	45.5248	1,442,400	45.4683	6,274,662

1) Announcement of share buy back program with authorization to buy back 10 million shares made on the 9th May of 2000.
2) Announcement of expansion of existing share buy back program from 10 million shares to 20 million shares made on the 30th of April 2003.
3) The share buy back program does not have an expiration date.

ITEM 6.	EXHIBITS

Exhibit No.	Description

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

Date: July 26, 2005

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist

________________
Magnus Lindquist
Vice President
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)