Form 10-Q
period 2005-09-30
AUTOLIV INC
filed 2005-10-28
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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
Yes: [x]  No: [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: as of October 26, 2005 there were 87,039,467 shares of Common Stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts but forward-looking statements that involve risks and uncertainties that could cause the Company's results to differ materially from what is projected, including the following: Higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending and future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or governmental action; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including currency exchange rate fluctuations, and other factors. Except for the Company's ongoing obligation to disclose material information under the federal securities laws, the Company undertakes no obligations to update publicity and forward-looking statements whether as a result of new information or future events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
1.1 Basis of Presentation
1.2 Inventories
1.3 Restructuring
1.4 Product Related Liabilities
1.5 Comprehensive Income
1.6 Stock Incentive Plan
1.7 New Accounting Pronouncements
1.8 Income Taxes
1.9 Retirement Plans
1.10 Contingent Liabilities
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter July - September		First 9 months
	2005	2004	2005	2004
Net sales
- Airbag products	$916.9	$911.4	$3,118.6	$2,924.1
- Seatbelt products	474.8	471.3	1,621.3	1,525.0
Total net sales	1,391.7	1,382.7	4,739.9	4,449.1

Cost of sales	(1,110.5)	(1,119.1)	(3,772.1)	(3,562.6)
Gross profit	281.2	263.6	967.8	886.5

Selling, general & administrative expenses	(78.2)	(72.7)	(249.1)	(217.9)
Research, development & engineering expenses	(88.8)	(80.0)	(310.2)	(280.0)
Amortization of intangibles	(3.9)	(5.2)	(11.3)	(15.9)
Other income (expense), net	(6.0)	(1.4)	(20.3)	(5.9)
Operating income	104.3	104.3	376.9	366.8

Equity in earnings of affiliates	1.1	2.1	5.1	7.9
Interest income	1.4	.9	5.8	2.8
Interest expense	(11.4)	(10.4)	(35.9)	(29.0)
Other financial items, net	(.3)	(.3)	(.6)	(1.8)
Income before income taxes	95.1	96.6	351.3	346.7

Income taxes	(33.7)	(28.7)	(119.8)	(107.5)
Minority interests in subsidiaries	(2.3)	(.6)	(8.9)	(6.3)
Net income	$59.1	$67.3	$222.6	$232.9

Earnings per share (basic and diluted)	$.66	$.72	$2.45	$2.46
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	89.3	93.7	90.9	94.7
Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	87.0	92.2	87.0	92.2
Cash dividend per share - declared and paid (US$)	.30	.20	.85	.55

See "Notes to unaudited consolidated financial statements"

CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)

	September 30	December 31
	2005	2004
	(unaudited)
Assets
Cash & cash equivalents	$106.9	$229.2
Receivables	1,255.0	1,288.8
Inventories	489.1	509.2
Other current assets	261.4	163.6
Total current assets	2,112.4	2,190.8

Property, plant & equipment, net	1,088.0	1,159.7
Investments and other non-current assets, net	132.6	294.3
Goodwill, net	1,526.7	1,552.0
Intangible assets, net	156.7	157.3
Total assets	$5,016.4	$5,354.1

Liabilities and shareholders' equity
Short-term debt	$547.3	$313.8
Accounts payable	692.4	798.9
Accrued expenses	345.8	346.0
Other current liabilities	279.0	340.6
Total current liabilities	1,864.5	1,799.3

Long-term debt	472.2	667.1
Pension liability	77.8	73.6
Other non-current liabilities	114.2	118.9
Minority interests in subsidiaries	58.2	58.8
Shareholders' equity	2,429.5	2,636.4
Total liabilities and shareholders' equity	$5,016.4	$5,354.1

See "Notes to unaudited consolidated financial statements"

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)

	Quarter July - September		First 9 months
	2005	2004	2005	2004

Operating activities
Net income	$59.1	$67.3	$222.6	$232.9
Depreciation and amortization	72.7	71.6	234.7	218.0
Deferred taxes and other	12.9	(2.1)	36.0	.3
Changes in operating assets and liabilities	(20.8)	(9.7)	(169.2)	3.1
Net cash provided by operating activities	123.9	127.1	324.1	454.3

Investing activities
Capital expenditures	(66.0)	(65.5)	(234.5)	(227.8)
Proceeds from sale of property, plant and equipment	.4	2.4	2.2	6.1
Acquisitions of businesses and other, net	.6	4.4	2.2	8.2
Net cash before financing	58.9	68.4	94.0	240.8

Financing activities
Net increase (decrease) in short-term debt	36.5	(25.2)	(97.5)	(56.6)
Issuance of long-term debt	136.6	43.0	351.5	94.4
Repayments and other changes in long-term debt	(71.4)	(.2)	(140.3)	(92.8)
Dividends paid	(26.8)	(18.7)	(77.2)	(51.9)
Shares repurchased	(132.6)	(70.6)	(233.3)	(129.5)
Stock options exercised	.7	.8	4.3	8.2
Minority interests and other, net	.2	(5.6)	(5.0)	.7
Effect of exchange rate changes on cash	(2.2)	2.2	(18.8)	(.2)
Increase (decrease) in cash and cash equivalents	(.1)	(5.9)	(122.3)	13.1

Cash and cash equivalents at period-start	107.0	112.7	229.2	93.7
Cash and cash equivalents at period-end	$106.9	$106.8	$106.9	$106.8

See "Notes to unaudited consolidated financial statements"

KEY RATIOS (UNAUDITED)
	Quarter July - September		First 9 months
	2005	2004	2005	2004

Earnings per share 1)	$.66	$.72	$2.45	$2.46
Equity per share	27.93	26.58	27.93	26.58
Cash dividend per share - declared and paid	.30	.20	.85	.55
Working capital, $ in millions	587	513	587	513
Capital employed, $ in millions	3,243	3,164	3,243	3,164
Net debt, $ in millions 2)	814	713	814	713
Net debt to capitalization, % 3)	25	22	25	22

Gross margin, % 4)	20.2	19.1	20.4	19.9
Operating margin, % 5)	7.5	7.5	8.0	8.2

Return on shareholders' equity, %	9.6	11.0	11.7	12.8
Return on capital employed, %	13.0	13.5	15.7	15.8

Weighted average no. of shares in millions 1)	89.3	93.7	90.9	94.7
No. of shares at period-end in millions 6)	87.0	92.2	87.0	92.2
No. of employees at period-end	34,300	34,000	34,300	34,000
Headcount at period-end	39,700	39,900	39,700	39,900
Days receivables outstanding 7)	86	82	76	77
Days inventory outstanding 8)	36	32	32	30

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

See "Notes to unaudited consolidated financial statements"

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are dollars in millions, except for per share amounts) September 30, 2005

1. Basis of Presentation

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

The filings with the SEC of Autoliv's annual report, annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents can also be obtained free of charge at the Company's address. These documents are also available at the SEC's website at www.sec.gov and at the Company's corporate website www.autoliv.com.

2. Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories, which are shown net of related reserves, were as follows:

	September 30, 2005	December 31, 2004

Raw material	$176.6	$191.3
Work in progress	210.8	200.9
Finished products	101.7	117.0
	$489.1	$509.2

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

The table below summarizes the change in the balance sheet position of the total restructuring reserves from December 31, 2004 to March 31, 2005.

	December 31	Cash	Change in	Translation	March 31
	2004	payments	reserve	difference	2005

Restructuring - employee related	$4.7	$(2.0)	$5.5	$(.1)	$8.1
Liability	16.2	-	-	(.2)	16.0
Total reserve	$20.9	$(2.0)	$5.5	$(.3)	$24.1

During the quarter, 59 employees left the Company and 496 employees are expected to be severed because of the plant closure in the United Kingdom, for which severance provisions were made in the first quarter of 2005. As of March 31, 2005, 533 employees remain that are covered by the restructuring reserves.

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

During the second quarter 2005, 290 additional persons became entitled to redundancy payments and 57 employees left the Company. As of June 30, 2005, 766 employees remain that are covered by the restructuring reserves.

Q3
In the third quarter of 2005, restructuring provisions of $4 million relating to severance costs were made for plant consolidation activities in Australia, the United Kingdom and other European countries. The severance costs were charged to "Other income and expense" in the income statement in the third quarter of 2005. The change in liability is mainly related to a provision for a legal dispute. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2005 to September 30, 2005.

	June 30	Cash	Change in	Translation	September 30
	2005	payments	reserve	difference	2005

Restructuring - employee related	$9.9	$(3.6)	$4.0	-	$10.3
Liability	8.6	-	1.0	-	9.6
Total reserve	$18.5	$(3.6)	$5.0	-	$19.9

During the third quarter 2005, 96 additional persons became entitled to redundancy payments and 228 employees left the Company. As of September 30, 2005, 634 employees remain who are covered by the restructuring reserves.

2004
In 2004, employee related restructuring provisions of $2.8 million were made for severance costs related to plant consolidation in Europe. The provision was charged against "Other income and expense" in the income statement during 2004. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2003 to December 31, 2004.

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

4. Product Related Liabilities

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
For further explanations, see section 10 "Contingent Liabilities" below.

The table below summarizes the change in the balance sheet position of the product related liabilities from June 30, 2005 to September 30, 2005.

Reserve at beginning of the period	$51.9
Change in reserve	4.5
Cash payments	(12.8)
Translation difference	.7
Reserve at end of the period	$44.3

5. Comprehensive Income Comprehensive Income includes net income for the year and items charged directly to equity.
Comprehensive Income	Quarter July - September		Nine Months January - September
	2005	2004	2005	2004

Net income	$59.1	$67.3	$222.6	$232.9
Minimum pension liability	.1	-	.5	(.1)
Fair value of derivatives	(.1)	(1.0)	4.2	2.7
Translation of foreign operations	12.4	18.3	(128.0)	(13.6)
Other Comprehensive income (loss)	12.4	17.3	(123.3)	(11.0)

Comprehensive income	$71.5	$84.6	$99.3	$221.9

6. Stock Incentive Plan

Had compensation costs for all of the Company's stock-based compensation awards been determined based on the fair value of such awards at the grant date, consistent with the methods of FAS-123 Accounting for Stock-Based Compensation, the Company's total and per share net income would have been as follows:

	Quarter July - September		Nine Months January - September
	2005	2004	2005	2004

Net income as reported	$59.1	$67.3	$222.6	$232.9
Add:Compensation under fair value method included in Net income, net of tax	.6	.4	1.8	1.2
Deduct:Compensation under fair value
method for all awards, net of tax	(1.6)	(1.2)	(4.8)	(3.6)
Net income pro-forma	$58.1	$66.5	$219.6	$230.5

Earnings per share - basic and diluted:
As reported	$.66	$.72	$2.45	$2.46
Pro-forma	$.65	$.71	$2.42	$2.43

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

Revised Statement No. 123 Share-Based Payment was issued in December 2004. On April 14, 2005, the SEC provided additional phased-in guidance regarding Statement No. 123 (R). Under the terms of this guidance the provisions will be effective for the Company on January 1, 2006. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro-forma disclosure is no longer an alternative to financial statement recognition). The application of FAS-123 (R) is not expected to have a materially different impact than the pro-forma earnings disclosed in the note to the Stock Incentive Plan.

Statement No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The application of FAS-153 did not have any impact on earnings and financial position.

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

8. Income Taxes

The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted in October 2004, provides for an 85% dividends received deduction on certain non-U.S. earnings repatriated during 2004 or 2005. During the third quarter of 2005, the Company made a distribution under the Jobs Act of approximately $337 million. This resulted in a one-time additional book expense of approximately $3 million. This cost was fully offset by favorable adjustments to prior year estimates of tax costs and adjustments to reserves for tax exposures.

9. Retirement Plans

Effective December 31, 2003, Autoliv adopted SFAS (Statements of Financial Accounting Standards) No.132 the Disclosures about Pensions and Other Post-retirement Benefits. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

The Company has non-contributory defined benefit pension plans covering most U.S. employees. Benefits are based on an average of the employee's earnings in the years proceeding retirement and on credited service. Certain supplemental unfunded plan arrangements also provide retirement benefits to specified groups of participants. The funding policy for U.S plans is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, plus any additional amounts which may be determined to be appropriate. The Company has frozen participation in the U.S. Defined Benefit Pension Plans to include only those employees hired as of December 31, 2003.

The expected contributions to the U.S. Defined Benefit Plans for 2005 as presented in the 2004 Annual Report were $13.6 million. However, actual contributions paid to the U.S. plans to date now total $23.6 million. In recent years, Autoliv has increased contributions to its Defined Benefit Plans in an effort to raise funding to satisfactory levels. As part of this position, the Company contributed $20 million into its U.S. Defined Benefit Plans on October 17, 2005. This amount significantly exceeds the minimum funding amounts required. Under current guidelines this payment will reduce pension liability and negatively impact operating cash flow. The projected funding level for the U.S. plans for the years thereafter has not been significantly altered since the Annual Report for the year ended December 31, 2004. The expected funding level for the non-U.S. plans has not been significantly altered since the Annual Report for the year ended December 31, 2004.

The Company's main non-U.S. defined benefit plan is the U.K. plan. The Company has frozen participation in the U.K. defined benefit plan for all employees hired after April 30, 2003.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three or nine months ended September 30, 2005.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company's Annual Report for the year ended December 31, 2004.

The components of the total net benefit cost associated with all of the Company's defined benefit retirement plans are as follows:

	Quarter July - September		Nine Months January - September
	2005	2004	2005	2004

Service cost	$4.4	$4.4	$13.7	$13.1
Interest cost	2.9	2.5	8.1	7.7
Expected return on plan assets	(2.1)	(1.9)	(6.1)	(5.6)
Amortization of prior service cost	.1	.2	.5	.6
Amortization of net (gain) loss	.4	.2	.9	.6
Net periodic benefit cost	$5.7	$5.4	$17.1	$16.4

10. Contingent Liabilities

For information on legal proceedings, see Part II - Other Information, Item 1.

Product Warranty and Recalls
Autoliv is exposed to product liability and warranty claims in the event that our products fail to perform as expected and such failure results, or is alleged to result, in bodily injury and/or property damage. We cannot assure that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of products under new vehicle warranties when the product supplied has to be repaired or replaced. Accordingly, the future costs of warranty claims by our customers may be material. However, we believe our established reserves are adequate to cover potential warranty settlements. The Company's warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the appropriateness of these reserves, and adjusts them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

The table in section 4 "Product Related Liabilities" above summarizes the change in the balance sheet position of the product related liabilities from June 30, 2005 to September 30, 2005.

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

Autoliv is one of the world's leading suppliers of automotive occupant safety restraint systems with a broad range of product offerings including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seat belts, steering wheels, safety seat components and other safety systems and products. Autoliv has production facilities in 30 countries and has as customers almost all of the world's largest car manufacturers.

Autoliv is a Delaware holding corporation with principal executive offices in Stockholm, Sweden, which owns two principal subsidiaries, Autoliv AB ("AAB") and Autoliv ASP, Inc.("ASP"). AAB, a Swedish corporation, is a leading developer, manufacturer and supplier to the automotive industry of car occupant restraint systems. Starting with seat belts in 1956, AAB expanded its product lines to include seat belt pretensioners (1989), frontal airbags (1991), side-impact airbags (1994), steering wheels (1995) and seat sub-systems (1996). ASP, an Indiana Corporation, pioneered airbag technology in 1968 and has since grown into one of the world's leading producers of airbag modules and inflators. It designs, develops and manufactures airbag inflators, modules and airbag cushions, seat belts and steering wheels. ASP sells inflators and modules for use in driver, passenger, side-impact and knee bolster airbag systems for worldwide automotive markets.

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol "ALV" and Swedish Depositary Receipts representing shares of Autoliv common stock trade on the OM Stockholm Stock Exchange under the symbol "ALIV.sdr". Options in Autoliv shares are listed on the Chicago Board Options Exchange under the symbol "ALIV".

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

Market overview

During the third quarter, light vehicle production in the Triad (i.e. Europe, North America and Japan) is estimated to have declined by less than half a percent compared to the same quarter 2004.

In Europe, (including Eastern Europe), where Autoliv generates more than half of its revenues, light vehicle production declined by 4% due to a 6% drop in Western Europe which was partially offset by an increase in Eastern Europe. This production mix was negative for Autoliv and the automotive safety industry, since East European cars generally have less safety content per vehicle than West European vehicles.

In North America, which accounts for a quarter of Autoliv's consolidated revenues, light vehicle production increased by nearly 3%, which was almost 2% better than expected. This was due to the fact that the "The Big 3" (i.e. GM, Ford and Chrysler) reduced their production only marginally and not by 3% as expected. The Asian and European vehicle manufacturers increased their production in North America by 10%. Since Autoliv has a higher sales value per vehicle with the Asian and European manufacturers than with an average Big-3 vehicle, the North American vehicle build mix was positive for Autoliv.

In Japan, which accounts for nearly one tenth of Autoliv's consolidated sales, light vehicle production increased by 2%.

The automotive safety market is also driven by new regulations and crash test programs that increase the demand for airbags and other safety products. For instance, the U.S. Congress is expected to consider the adoption of new side-impact regulations next year and in August 2005, a new Act was signed into law that mandates certain improvements for occupant safety (see Other Significant Events).

Consolidated Sales

During the third quarter, Autoliv's consolidated net sales rose slightly to $1,392 million compared to the third quarter 2004. Currency effects did not have any impact on consolidated sales.

Despite the 6% drop in West European light vehicle production, organic sales (i.e. sales excluding currency translation effect and acquisitions/divestitures) were maintained by the introduction of curtain airbags and other side airbags into an increasing number of new vehicle models and by continued market share gains in steering wheels. Sales were also driven by the favorable customer mix in North America and by a higher market share in Japan for safety electronics. However, these favorable trends were offset by the drop in West European light vehicle production, continued pricing pressure from customers and the phase-out of low-margin non-competitive inflators for airbags. Sales in the Rest of the World (RoW) (i.e. Asia and other markets outside the Triad) continued to grow but at a slower rate than expected partly due to labor-union strikes at almost all of our customers in South Korea.

Sales by Region

Sales from Autoliv's European companies declined by 7% to $719 million. Excluding a negative currency effect of 1%, organic sales decreased by 6% or at the same rate as the West European light vehicle production. The decline was most pronounced in frontal airbags and seatbelts, while other product lines managed to withstand most of the decline in vehicle production. Sales to Citroën's new C4; Opel's Corsa, Meriva and Zafira; and Skoda's Octavia continued to grow despite the strong decline in West European vehicle production. The success of Porsche's Cayman also contributed to offset the effect of the decline.

Sales from Autoliv's North American companies rose by 12% to $421 million, which was nine percentage points better than the region's light vehicle production. This strong performance was not only due to Autoliv's favorable customer mix but also due to the sales of curtain airbags which doubled, while sales of side airbags for chest protection rose by 42% and sales of steering wheels surged by 59%. In addition, Autoliv increased its market shares in both seatbelts and electronics. Autoliv's sales increase was driven primarily by Honda's Civic, Odyssey, Ridgeline and Pilot; Hyundai's Sontana; Toyota's Sienna and Avalon; Nissan's Pathfinder; Chrysler's Jeep Commander; Volkswagen's Bora/Jetta; and Buick's LaCrosse. Sales continued to be adversely affected by the expiration of certain frontal airbag contracts and the continued phase-out of low-margin non-competitive inflators for airbag systems.

Sales from Autoliv's companies in Japan rose by 1% to $123 million. Excluding a 1% negative currency effect, the organic sales growth was 2%, in line with the light vehicle production in Japan. The organic growth was mainly driven by a 24% increase in the sales of steering wheels. Sales were particularly strong to Nissan's Serena, Tiida and LaFesta; Honda's CRV; Toyota's Vitz; and the Mazda 3.

Sales from Autoliv companies in the Rest of the World (RoW) increased by 18% to $129 million. Excluding currency effects of 9% and 7% from the consolidation of the Chinese joint venture, sales grew by 1%. The slow down in the organic growth rate from the previous quarter is partly due to the labor-union strikes in Korea. Sales grew organically in all product areas, except for airbag components.

Sales by Product

Both reported and organic sales of airbag products (including electronics and steering wheels) rose by 1% to $917 million, marginally better than the light vehicle production in the Triad. Organic sales of airbags were driven by side curtain airbags (up 23%), steering wheels (up 16%) and side airbags for chest protection (up 8%). Sales of knee airbags continued to grow, although from a low level. However, sales of frontal airbags declined, partly reflecting the drop in West European light vehicle production. Sales were also negatively affected by the phase-out of certain low-margin non-competitive contracts for airbag inflators.

Sales of seatbelt products (including seat sub-systems) rose by 1% to $475 million due to the consolidation of a joint venture in China. Excluding this effect and a small currency effect, sales declined organically by 1% due to the drop in West European light vehicle production.

Earnings for the Three-Month Period Ended September 30, 2005

Gross profit rose by 7% or $18 million to $281 million and gross margin improved from 19.1% to 20.2%, the best third-quarter margin in six years. The improvements were achieved despite almost flat sales and additional costs of $23 million for higher raw material prices. The improvements were primarily driven by previous years plant closures, moves to low-cost countries and the phase-out of low-margin non-competitive products in parallel with strong sales growth for curtain airbags and other new products. The improvements were also due to a change in how customer-funded R,D&E is reimbursed. The increase in R,D&E expense mainly reflects a lower income from customer-funded engineering services as a consequence of many vehicle manufacturers wanting to pay for engineering work over the life of a vehicle model instead of as a lump sum at the end of the engineering project.

Additionally, improvements were a result of the reclassification of certain production overhead costs to R,D&E expense, which boosted gross margin by approximately .3 percentage points. These positive effects were partially offset by a 1.7 percentage point negative impact of higher raw material prices.

Operating income amounted to $104 million, the same amount as reported in the third quarter 2004. The income improved as a result of higher gross margin, but was negatively impacted by $9 million of higher R,D&E expense, $6 million of higher S,G&A expense and $5 million of higher costs for restructuring activities. The higher S,G&A expenses were primarily the result of establishing and strengthening administrative structures within low-cost countries; whereas higher R,D&E costs reflect lower engineering income in addition to the above-mentioned reclassification. The operating margin stood unchanged at 7.5% despite the higher restructuring costs, which reduced operating margin by .4 percentage points. Excluding these effects, operating margin rose to 7.9%.

Income before taxes amounted to $95 million compared to $97 million for the same quarter 2004. The decline was caused mainly by higher average net debt due to the accelerated share repurchase program; additionally, interest rates were higher than in 2004.

Net income declined to $59 million from $67 million in the third quarter 2004. The effective tax rate increased to 35.4% from 29.7% in the same quarter 2004 when the tax rate was exceptionally low due to a year-to-date catch-up effect. This year, the tax rate was affected by a similar negative year-to-date catch-up effect. The year-over-year impact of these catch-ups was approximately $3 million higher tax expense.

Earnings per share declined by 6 cents to 66 cents. The total change in the tax rate had a negative impact on earnings per share of 6 cents and the stock repurchase program had a favorable impact of 3 cents. (The average number of shares outstanding decreased by 5% to 89.3 million).

Due to higher restructuring costs, return on capital employed declined to 13.0% from 13.5%. Return on equity declined to 9.6% from 11.0% which was due to a higher tax rate and higher restructuring costs.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

Market overview

During the nine-month period January through September 2005, light vehicle production in the Triad was flat compared to the same period 2004.

In Europe, light vehicle production decreased by just over 1% due to weak West European production.

In North America, light vehicle production decreased by nearly 1%. However, Asian and European vehicle manufacturers increased their North American production by 10%, while GM, Ford and Chrysler reduced their production by 5%. This customer and vehicle model mix was favorable for Autoliv due to the Company's strong market position with the Asian and European vehicle manufacturers.

In Japan, light vehicle production increased by nearly 4% in the nine-month period.

Consolidated Sales

For the year's first nine months, sales rose by 7% to $4,740 million. Currency translation effects and more reporting days contributed 2% each to consolidated sales, while acquisitions added 1%. Autoliv's organic growth of 2% was approximately two percentage points better than the vehicle production in the Triad. This performance reflects the impact of continued introduction of curtain airbags and other side airbags, and market share gains in steering wheels and seatbelts.

Sales of airbag products (including electronics and steering wheels) increased by 7% to $3,119 million including 4% from currency effects and more reporting days. The organic growth of 3% was achieved despite the fact that a number of low-margin contracts for airbag inflators were phased out and old frontal airbag contracts expired.

Sales of seatbelt products (including seat sub-systems) rose by 6% to $1,621 million due to currency effects, more reporting days and the consolidation in China. Organic growth as a result of new business in Asia and market share gains in North America was offset by the impact of the reduction in West European vehicle production.

Sales from Autoliv's European companies rose by 4% to $2,637 million due to currency effects and more reporting days. Excluding these effects, organic sales declined at the same rate as European light vehicle production or by 1% since the beginning of the year. The effect of the weak light vehicle production and a decline in frontal airbag sales were partly offset by continued market penetration of side curtain airbags, and market share gains in steering wheels.

Sales from Autoliv's North American companies increased by 6% to $1,295 million. Excluding the effect of more reporting days, organic sales rose by 4% compared to the 1% decline in the region's light vehicle production. The strong performance reflects increasing demand for curtain airbags and other side airbags, in addition to a favorable customer mix.

Sales from Autoliv companies in Japan by 12% to $401 million including 3% from currency effects and more reporting days. Organic sales growth of 9% was driven mainly by side airbags and higher market shares in steering wheels.

Sales from Autoliv companies in the Rest of the World jumped 28% to $407 million. Excluding currency effects of 8%, more reporting days of 2% and acquisitions of 7%, organic sales increased by 11%.

Earnings for the Nine-Month Period Ended September 30, 2005

Gross profit increased by 9% to $968 million and the gross margin rose to 20.4% from 19.9%. Currency effects and more reporting days boosted gross profit by 2% each. The improvements were also due to a change in how customer-funded R,D&E is reimbursed. Additionally, improvements were a result of the reclassification of certain production overhead costs to R,D&E expense.

Despite $25 million in charges related to plant closure costs, operating income rose by 3% or $10 million to $377 million. The reported operating margin decreased to 8.0% from 8.2% partially due to higher raw material prices. Additionally, the restructuring charges of $25 million had a negative impact on operating margin of .5 percentage points.

Net income before taxes improved by 1% to $351 million.

Due to a higher tax rate net income declined to $223 million from $233 million. The effective tax rate increased to 34.1% from 31.0%. In 2005, tax is being provided on the income of several former loss-generating companies. Most of any remaining benefit coming from the use of the losses generated in previous years was recognized in 2004. During the third quarter, Autoliv AB paid a $337 million dividend to Autoliv, Inc. under the U.S. Jobs Creation Act, which resulted in a one-time additional book expense of approximately $3 million. This one-time cost was fully offset by favorable adjustments to prior year estimates of tax costs and to adjustments to reserves for tax exposures (see Other Significant Events).

Earnings per share amounted to $2.45 versus $2.46 for the same period 2004. Earnings per share was favorably impacted by 11 cents from currency exchange effects and by 7 cents from the stock repurchase program. The higher tax rate reduced earnings per share by 12 cents.

Return on equity declined to 11.7% from 12.8% due to the higher effective tax rate and restructuring costs. Return on capital employed stood almost unchanged at 15.7%.

LIQUIDITY AND SOURCES OF CAPITAL

Operations generated a positive cash flow for the 16th quarter in a row. Cash flow amounted to $124 million before investing activities and to $59 million after these activities despite a $21 million increase in working capital caused by higher inventories, strong sales in September and lower payables due to the timing of supplier payments. The higher inventories are a reflection of ongoing restructuring activities and the labor strikes in South Korea. In the corresponding quarter 2004, cash flow amounted to $127 million before investing activities and to $68 million after these activities. Operations for the nine-month period generated $324 million in cash before investing activities and $94 million after these activities despite a $169 million increase in working capital since the beginning of the year, primarily due to tax effects and lower payables. In addition, working capital was exceptionally low at the beginning of the year.

Quarterly capital expenditures, net, increased by $3 million to $66 million but were $7 million lower than depreciation and amortization of $73 million. Capital expenditures for the nine months period, net amounted to $232 million compared to $235 million in depreciation and amortization and to capital expenditures of $222 million for the same period 2004.

At 9.1%, the Company continues to meet its target that working capital should not exceed 10% of sales.

In relation to sales days, both receivables and inventories increased seasonally during the quarter. The receivables rose to 86 days of sales from 79 days at the end of June and from 82 days a year ago. Days inventory rose to 36 from 29 at the beginning of the quarter and from 32 at the end of the third quarter 2004.

Due to $159 million of stock repurchases and dividends paid during the third quarter, net debt increased by $77 million to $814 million at the end of the quarter and gross interest-bearing debt by $77 million to $1,020 million. Net debt to capitalization increased to 25% during the quarter from 22%. Since the beginning of the year, net debt has increased by $215 million due to stock buy-backs and dividend payments totaling $310 million. In relation to capitalization, net debt increased to 25% from 18%. Gross interest-bearing debt rose by $39 million to $1,020 million.

The Company's policy is to maintain a leverage ratio significantly less than three times and an interest-coverage ratio significantly above 2.75 times. (Leverage ratio is measured as net interest-bearing debt in relation to EBITDA; Earnings Before Interest, Taxes, Depreciation and Amortization, while Interest-coverage ratio is measured as Operating profit in relation to net interest expense). At the end of the quarter, these ratios were 1.1 and 13.5, respectively. At the end of 2004, these ratios were 0.8 and 14.8, respectively.

Equity decreased $87 million during the quarter to $2,429 million or to $27.93 per share. Equity was negatively affected by share repurchases of $133 million and dividend payments of $27 million, while equity was favorably impacted by $59 million from net income, currency effects of $13 million and by $1 million from stock options exercised during the quarter. Since the beginning of the year, equity has decreased by $207 million due to currency effects of $128 million, repurchase of shares for $233 million and quarterly dividend payments of $77 million. The equity was positively impacted by $223 million from net income, by $4 million from changes in the market value of cash-flow hedges and by $4 million from proceeds from the exercise of stock options for the nine months period.

HEADCOUNT

Total headcount (employees plus temporary hourly workers) increased by less than 100 during the quarter to 39,700 and decreased by 100 since the end of last year. In high-cost countries headcount decreased by 600 during the quarter and by 1,300 during the nine-month period. Currently, 39% of headcount and 42% of employees are in low-cost countries.

PROSPECTS

The 5% favorable impact in the first quarter from a change in the number of reporting days will be offset, as previously announced, by a similar negative effect in the fourth quarter. Currency effects are expected to have a 4% negative effect, provided that current exchange rates prevail.

During the fourth quarter, light vehicle production in the Triad is expected to increase by 2%. In Europe the increase is expected to be 1%, despite a fall of 3% in Western Europe, where Autoliv generates more than 50% of its revenues. In North America and Japan light vehicle production is expected to increase by 2% and 4%, respectively. Based on these assumptions and excluding the difference in reporting days, daily organic sales are expected to remain flat, although reported sales are expected to decline by 9%.

Even though steel prices have fallen somewhat, raw material prices are still expected to have a negative impact. Despite this effect of approximately 1%, operating margin in the fourth quarter is expected to approach the margin of 8.6% recorded in the same quarter 2004.

Management believes that it is reasonably possible that it will be able to release certain tax reserves by the end of the year, resulting in a slightly lower effective tax rate for the full year than during the first nine months.

In the quarter, the Company will contribute $20 million to its U.S. Defined Benefit Plan, which will negatively affect operating cash flow.

OTHER RECENT EVENTS

Launches during Q3 2005

  Buick's new Lucerne; Side airbags
  Chrysler's PT Cruiser; Driver airbags, passenger airbags, Inflatable Curtains and seatbelts with pretensioners
  Fiat's new Punto: Seatbelts with pretensioners
  Ford's Explorer; Safety electronics
  Ford's new Fusion; Safety electronics
  Ford's Lincoln Zephyr; Safety electronics
  Ford's Mercury Mountaineer and Milan; Safety electronics
  Hyundai's new Accent; Seatbelts with pretensioners
  Honda's Pilot; Inflatable Curtains
  Honda's Civic; Driver airbag and steering wheel
  Pontiac's new Torrent; Seatbelts
  Porsche's new Cayman; Driver airbags, passenger airbags, side airbags, seatbelts with pretensioners, steering wheel and safety electronics
  Toyota's new Ractis; Seatbelts
  VW's new Jetta; Passenger airbags, Inflatable Curtains and seatbelts with pretensioners

Other Significant Events
  Since October 1, 2004, Autoliv consolidates a joint venture in Nanjing, China. Autoliv's interest in the company, which had nearly $30 million in sales in 2004, remains at 50%, but following a change in the ownership agreement Autoliv has received a controlling interest in the company.
  Autoliv has accelerated the share buy-backs and repurchased nearly 3 million shares in the third quarter for $133 million at an average cost of $44.76 per share.
  Since the repurchasing program was adopted in 2000, 16.7 million shares have been repurchased at an average cost of $33.13 per share. Under the existing authorizations, an additional 3.3 million shares can be repurchased.
  Standard & Poor's has raised its long-term credit rating on Autoliv Inc. to "A- with a stable outlook" from BBB+. At the same time, the A2 short-term rating and the K-1 Nordic scale rating were affirmed.
  In accordance with the Jobs Creation Act, a one-time internal dividend of $337 million has been paid from Autoliv AB in Sweden to its U.S. parent company, Autoliv Inc. Given current exchange rates and the interest rates in Sweden and the U.S., the payment is expected to reduce interest and tax expenses by a total of $6 million annually.
  A cooperation agreement has been signed with Magneti Marelli, a wholly owned subsidiary of Fiat. The agreement mainly includes collaboration in airbag electronics and automatic emergency systems.
  At the Frankfurt Auto Show, BMW presented Autoliv's new Night Vision System in their 7-series, while Volvo showed Autoliv's new curtain airbags for convertible vehicles in their new C-70 model.
  In Romania two new plants have been opened; one weaving facility that will increase our capacity for seatbelt webbing by 20% in Europe and another plant that will double our seatbelt assembly capacity in Romania.
  Currently, there are four major restructuring activities ongoing in Autoliv. The UK airbag assembly plant will be closed and operations moved primarily to Turkey. Production in Australia will be restructured and most of it moved to China. One initiator plant in France will be closed. Parts of the European inflator production will be moved to a new plant under construction in Romania.
  The U.S. SAFETEA Act that recently was signed into law mandates several changes that could increase the demand for safety systems in vehicles. For instance, the Act directs the Department of Transportation to issue regulations about including safety ratings from its New Car Assessment Program (NCAP) in the labeling of new vehicles.

DIVIDEND AND NEXT REPORT

The quarterly dividend will be raised by 7% to 32 cents per share and paid on December 8 to shareholders of record as of November 10, 2005. The ex-date is November 8, 2005. The dividend per share has been raised by almost 200% in five steps since 2002.

The next report will be published on February 9, 2006.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2005, our future contractual obligations have not changed significantly from the amounts reported within our 2004 Annual Report on Form 10-K filed with the SEC on March 10, 2005.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information that was provided in the Company's 2004 Annual Report on Form 10-K filed with the SEC on March 10, 2005.

ITEM 4	CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Autoliv's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effectively recording, processing, summarizing and reporting, on a timely basis information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

In December 2003, a U.S. Federal District Court awarded a supplier of Autoliv ASP, Inc. approximately $27 million plus pre-judgment interest of $6 million in connection with a commercial dispute. Autoliv has appealed the verdict and the supplier has cross-appealed in regard to the calculation of the amount of pre-judgment interest. The appeal and the cross-appeal are currently pending before the United States Court of Appeals for the Federal Circuit. Briefing before the Court of Appeals is completed, but oral arguments have not yet been scheduled. While legal proceedings are subject to inherent uncertainty, Autoliv believes that it has meritorious grounds for appeal, which would result in a new trial, and that it is possible that the judgment could be eliminated or substantially altered. Consequently, in the opinion of the Company's management, it is not possible to determine the final outcome of this litigation at this time. It cannot be assured that the final outcome of this litigation will not result in a loss that will have to be recorded by the Company.

The Company believes that it is currently adequately insured against product and other liability risks, at levels sufficient to cover potential claims, but Autoliv cannot be assured that the level of coverage will be sufficient in the future or that such coverage will be available on the market.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock repurchase program

During the 3rd quarter of 2005, Autoliv has repurchased 2,957,800 shares at an average price of 44.76 USD. Since the repurchasing program was adopted in 2000, Autoliv has bought back 16.7 million shares at an average cost of $33.13 per share. Under the existing authorizations, another 3.3 million shares could be repurchased. Below is a summary of Autoliv's common stock repurchases by month for the quarter ended September 30, 2005:

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE

	Total No. of	Average Price in USD	Total No. of	Average Price in USD	Total No. of Shares	Average Price in USD	Maximum No. of Shares
	Shares Purchased	Paid per Share	Shares Purchased	Paid per Share	Purchased as Part of Publicly	Paid per Share	that may yet be Purchased
Date					Announced Plans or Programs		under the Plans or Programs

July 1-
July 31
Total	35,000	44.8330	37,000	44.9675	72,000	44.9021	6,202,662

August 1-
August 31
Total	741,000	45.2489	716,300	45.0938	1,457,300	45.1726	4,745,362

Sept 1-
Sept 30
Total	717,700	44.3977	710,800	44.2745	1,428,500	44.3364	3,316,862

Total	1,493,700	44,8301	1,464,100	44.6928	2,957,800	44.7622	3,316,862

1) Announcement of share buy back program with authorization to buy back 10 million shares made on May 9, 2000.
2) Announcement of expansion of existing share buy back program from 10 million shares to 20 million shares made on April 30, 2003.
3) The share buy back program does not have an expiration date.

ITEM 6.	EXHIBITS

Exhibit No.	Description

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

Date: October 28, 2005

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist

________________
Magnus Lindquist
Vice President
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)