Form 10-K
period 2005-12-31
AUTOLIV INC
filed 2006-02-28
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes: [X] No: [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes: [ ] No: [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: [X] No: [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: [] No: [X ]

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. as of the last business day of the second fiscal quarter of 2005, amounted to $3,943 million.

Number of shares of Common Stock outstanding as of February 23, 2006: 83,825,531.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005 (the "Annual Report") are incorporated by reference into Parts I and II.

2. Portions of the definitive Proxy Statement dated March 8, 2006, for the annual stockholders' meeting to be held May 4, 2006 (the "2006 Proxy Statement"), are incorporated by reference into Parts II and III.

3. Certain Exhibits of Autoliv, Inc.'s Registration Statement on Form S-4 (File #333-23813)(the "Registration Statement") are incorporated by reference into Part IV.

PART I

ITEM 1. BUSINESS*

General

Autoliv, Inc. ("Autoliv" or the "Company") is a Delaware holding corporation with its principal executive offices in Stockholm, Sweden. The Company owns two principal subsidiaries, Autoliv AB ("AAB") and Autoliv ASP, Inc. ("ASP"). Autoliv's filings with the United States Securities and Exchange Commission (the "SEC"), which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, are made available free of charge on our corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC.

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol "ALV" and Swedish Depositary Receipts representing shares of Autoliv common stock trade on the OMX Stockholm Stock Exchange under the symbol "ALIV". Options in Autoliv shares are listed on the Chicago Board Options Exchange under the symbol "ALIV". Autoliv's fiscal year ends on December 31.

AAB, a Swedish corporation, is a leading developer, manufacturer and supplier to the automotive industry of car occupant restraint systems. Starting with seatbelts in 1956, AAB expanded its product lines to include seatbelt pretensioners (1989), frontal airbags (1991), side-impact airbags (1994), steering wheels (1995) and seat sub-systems (1996).

ASP, an Indiana corporation, pioneered airbag technology in 1968 and has since grown into one of the world's leading producers of airbag modules and inflators. ASP designs, develops and manufactures airbag inflators, modules and airbag cushions, seatbelts and steering wheels. ASP sells inflators and modules for use in driver, passenger, side-impact and knee bolster airbag systems for worldwide automotive markets.

* This form 10-K contains statements which are not historical facts but forward-looking statements that involve risks and uncertainties that could cause the Company's results to differ materially from what is projected, including the following: higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending or future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or governmental action; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including currency exchange rate fluctuations and other factors. The Company undertakes no obligations to update public and forward-looking statements whether as a result of new information or future events.

Business

Autoliv was created from the merger of AAB and ASP in 1997. Autoliv is the world's leading supplier of automotive occupant safety restraint systems with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety seats and other safety systems and products. Autoliv has production facilities in 28 countries and counts the world's largest car manufacturers among its customers.

Autoliv's head office is located in Stockholm, Sweden and employs approximately 40 people. Autoliv had approximately 34,100 employees at December 31, 2005, and a total headcount, including temporary employees, of 38,800. Autoliv's sales in 2005 were $6.2 billion, approximately 66% of which consisted of airbags and associated products and approximately 34% of which consisted of seat belts and associated products. Autoliv's most important markets are in Europe, the United States, Japan and Asia-Pacific.

The information required by Item 1 regarding developments in the Company's business during 2005 is contained in the Annual Report on pages 10-13 and 23 and is incorporated herein by reference.

Financial Information on Segments

Autoliv considers its products to be components of integrated car passenger protection systems, which fall within a single industry segment. The financial data relating to Autoliv's business in this segment over the last three fiscal years is contained in the Consolidated Financial Statements on pages 33 through 50 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements on page 50 of the Annual Report and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the section titled "Creating Shareholder Value" on page 13 of the Annual Report and is incorporated herein by reference.

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 80 wholly or partially owned production facilities located in 28 countries, consisting of both component factories and assembly factories. See "Item 2. Properties" for a description of Autoliv's principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seat belt and airbag assembly, seat subsystems, and steering wheels. The assembly factories source components from a number of parties, including Autoliv's own component factories, and assemble complete restraint systems for "just-in-time" delivery to customers. The products manufactured by Autoliv's wholly owned assembly factories in 2005 consisted of more than 94 million complete seat belt systems (more than 44 million of which were fitted with pretensioners), nearly 27 million frontal airbag modules, nearly 36 million side-impact airbags (including curtain airbags), nearly 9 million steering wheels and nearly 24 million electronic units.

Autoliv's "just-in-time" delivery systems have been designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. "Just-in-time" deliveries require final assembly or at least distribution centers in geographic areas close to customers to facilitate rapid delivery. The fact that the major automobile manufacturers are continually expanding production activities into more countries and require the same or similar safety systems as those produced in Europe, Japan or the United States increases the importance to suppliers of having assembly capacity in several countries. Consolidation among our customers also supports this trend.

If the supply of raw materials and components is not disrupted, Autoliv's assembly operations generally are not constrained by capacity considerations. Autoliv can adjust capacity in response to changes in demand within a few weeks by adding or removing work shifts and within a few months by the adding or removing standardized production and assembly lines. Most of Autoliv's assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity. As a result, Autoliv can usually adjust its manufacturing capacity faster than its customers can adjust their capacities to changes in the general demand for vehicles or in the demand for a specific vehicle model, provided customers notify us when they become aware of such changes in demand.

Quality Management

Autoliv believes that superior quality is a prerequisite for it to be considered a leading global supplier of automotive safety systems. This means both that our products must perform perfectly, time after time and year after year, and that our products must be delivered to our customers exactly at the right times and in the right amounts.

Autoliv has for many years practiced a "zero-defect" proactive quality policy, and continues to strive to improve its working methods. This pursuit of excellence extends from the earliest phases of product development to the products' proper disposal following many years of use in a vehicle. Autoliv's comprehensive Autoliv Product Development System (APDS) process includes several key check points during the development of new products that are designed to ensure that new products are well-built and have no hidden weaknesses.

The Autoliv Production System (APS) is at the core of our manufacturing philosophy. APS integrates essential quality elements, such as mistake proofing, statistical process control and operator involvement, into the manufacturing processes. This "zero-defect" policy extends beyond Autoliv to the entire supplier base. The global Autoliv Supplier Manual, which is based on strict automotive standards, defines the quality requirements as well as the collaboration model to the supply base.

Autoliv continues to execute its plan to have all subsidiaries certified to ISO/TS 16949, a global automotive quality management system. At present, over 90% of Autoliv's subsidiaries have been certified to this new quality standard. These subsidiaries account for approximately 98% of Autoliv's sales.

Additional information on quality management is included in the section "Quality" on page 20 of the Annual Report and is incorporated herein by reference.

Raw materials

For information on the sources and availability of raw materials, see "Changes in the source and availability of raw materials and components" in Item 1A and page 29 of the Annual Report which is incorporated herein by reference.

Intellectual Property

For information on our use of intellectual property and its importance to us, see "If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired" in Item 1A and pages 14-15 of the Annual Report which is incorporated herein by reference.

Seasonality and Backlog

Autoliv's business is not subject to significant seasonal fluctuations. There are no material backlogs in Autoliv's business.

Dependence on Customers

For information on our dependence on customers, see "Our business could be materially and adversely affected if we lost any of our largest customers" in Item 1A and page 29 of the Annual Report which is incorporated herein by reference.

Research, Development and Engineering

Expenses incurred for research, development and engineering activities were $385.8 million, $368.4 million and $305.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Additional information on research, development and engineering is included in the section titled "Research & Development" on pages 14-15 of the Annual Report and is incorporated herein by reference.

Regulatory Costs

The fitting of seatbelts in vehicles is mandatory in all countries. In addition, most developed countries also require that seats in intercity buses and commercial vehicles be fitted with seatbelts. In the United States, federal legislation requires frontal airbags, both on driver-side and passenger-side, in all new passenger cars and in all new light vehicles (unloaded vehicle weight of 5,500 pounds or less).

The National Highway Traffic Safety Administration (the "NHTSA") issued a Notice of Proposed Rulemaking (NPRM) in May 2004 to upgrade the current side impact crash certification test. The proposed upgrade is intended to improve occupant safety in near-side lateral crashes by adding head impact protection requirements, adding a lateral impact test of the vehicle into a stationary pole, and utilizing new (more biofidelic) test dummies - covering both the average adult male occupant (50th percentile), and smaller (5th percentile) occupants. If adopted as a standard during 2006, the new requirements will be used for vehicle certification as early as 2010. Autoliv believes that the upgraded federal standard for side impact protection will promote the installation of side impact head protection airbags, so-called inflatable curtains.

For information concerning the material effects on our business relating to our compliance with regulations, see "Our business may be adversely affected by environmental and safety regulations or concerns" in Item 1A and page 29 of the Annual Report which is incorporated herein by reference.

Employees

At December 31, 2005, Autoliv and its subsidiaries had approximately 34,100 employees. In addition, Autoliv had approximately 5,000 temporary hourly workers during 2005. Autoliv considers its relationship with its employees to be good and has not experienced any major strike or other significant labor dispute for many years.

Important unions that some of Autoliv's employees belong to in Europe are: IG Metall and Textil und Bekleidung in Germany, Amicus in the United Kingdom, Confederation Generale des Travaileurs in France, Federacion Minerometalurgica, Union General de Trabajadores, Comisiones Obereras in Spain and Swedish Metal Workers Union and the Swedish Association of Graduated Engineers in Sweden.

In addition, Autoliv's other regions are represented by the following unions: the Metal Workers Union in Australia, the Union of Needletraders and Industrial and Textile Employees in the United States, the Canadian Automotive Workers in Canada, and Sindicato Nacional de Trabajadores de la Industria Metalurgica y similares in Mexico.

In many European countries in which we operate, wages, salaries and general working conditions are negotiated with the local unions and/or are subject to centrally negotiated collective bargaining agreements. The terms of our various agreements with unions typically range between 1-3 years. Most of our subsidiaries in Europe must negotiate with the applicable local unions important changes in operations, working and employment conditions. In the United Kingdom and the United States there is far less union involvement in establishing wages, salaries and working conditions. Twice a year the Company's management conducts an European Work Council meeting (EWC) to provide employee representatives with important information and a forum for the exchange of ideas and opinions.

Many Asia Pacific countries regulate salary adjustments on an individual basis each year. In Korea and Thailand, employee organizations are involved in various processes.

Financial Information on Geographic Areas

Financial information concerning Autoliv's geographic areas is included in the section titled "Creating Shareholder Value" beginning on page 10 and in Note 19 of the Notes to Consolidated Financial Statements on page 50 of the Annual Report and is incorporated herein by reference.

Joint Ventures

An important element of Autoliv's strategy has been to establish joint ventures to promote its geographical expansion and technological development and to gain assistance in marketing Autoliv's full product line to local automobile manufacturers. Autoliv is not currently involved in any joint ventures that have been formed for the purpose of developing technology, but it is possible that strategic alliances combining Autoliv's technologies and expertise with that of others may expand the business opportunities in the future. These joint venture operations are accounted for according to the equity method. Total sales of Autoliv's joint venture operations to customers outside the consolidated Autoliv entity were approximately $169.1 million in the fiscal year ended December 31, 2005.

Autoliv Joint Ventures at December 31, 2005

Country/% Ownership by Autoliv

China
30%	Changchun Hongguang-Autoliv Vehicle Safety Systems Co. Ltd., Changchun
45%	Shanghai-VOA Webbing Belt Co. Ltd., Shanghai

France
49%	EAK SA Composants pour L'Industrie Automobile, Valentigney
49%	EAK SNC Composants pour L'Industrie Automobile, Valentigney

India
50%	Autoliv-IFB India Ltd., Bangalore

Malaysia
49%	Autoliv-Hirotako Safety Sdn Bhd (parent and subsidiaries), Kuala Lumpur
40%	Furniweb-VOA Safety Webbing Sdn Bhd, Kuala Lumpur

Autoliv typically contributes design and production knowledge to joint ventures, with the local partner providing sales support and manufacturing facilities. Some of these local partners manufacture and sell standardized seat belt systems, and will, through the joint venture with Autoliv, be able to upgrade their technology to meet specific customer demands and/or expand their product offerings. In addition to joint ventures in emerging markets, Autoliv has also established joint ventures in developed markets such as France, either to strengthen its sales position or to gain access to the market.

Available information

The public may read and copy any materials Autoliv files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (1-)202-942-8090. Further information regarding filings with the SEC is included in the section titled "Financial Information and Filings" on page 3 of the Annual Report and is incorporated herein by reference.

ITEM 1A RISK FACTORS

Changes in the source and availability of raw materials and components.

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Peaks in worldwide demand for certain raw materials have had an impact on raw material costs and availability. Our business has not generally experienced significant or long-term difficulty in obtaining raw materials. However, the cost of direct materials amounts to approximately 50% of our sales. Of the direct materials costs, approximately 36% comprise raw materials costs and approximately 64% comprise value added costs by the supply chain. A significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margin.

Delays or stoppages in the delivery of components that are produced by a single supplier would result in supply interruption to our customers and could negatively impact our business.

We depend in certain instances on a single supplier for certain components relating to particular customer programs. The failure of these suppliers to perform as expected could result in us being unable to supply complete products to our customers in a timely manner. This non-performance on the part of our suppliers may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Such non-performance could cause our customers to halt their own production processes. In such instances, we may lose income due to the reduced volume of supplied products and may also be exposed to the risk that our customers may seek to recoup from us consequential losses incurred as a result of their lost production.

Our business is exposed to risks inherent in global operations.

Our joint ventures and foreign subsidiaries may be subject to the usual risks inherent in global operations, including, but not limited to: risks with respect to currency exchange rates; economic and political destabilization; other disruption of markets; restrictive laws and actions of certain governments (such as restrictions on transfers of funds, export duties and quotas, foreign customs and tariffs and unexpected changes in regulatory environments); difficulty in obtaining distribution and support; nationalization; and the laws and policies of mainly the United States, the European Union, Japan, China and the World Trade Organization affecting trade, investment and loans; and tax laws. These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition.

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired.

We have developed a considerable amount of proprietary technology related to car occupant restraint systems and rely on a number of patents to protect such technology. We primarily protect our innovations with patents, and vigorously protect and defend our patents, trademarks and know-how against infringement and unauthorized use. At present, we hold approximately 3,500 patents covering a large number of innovations and product ideas, mainly in the fields of seat belt and airbag technologies. We utilize, and have access to, the patents of our joint ventures. These patents expire on various dates during the period 2006 to 2025. We do not expect the expiration of any single patent to have a material adverse effect on our business, results of operations and financial condition.

Although we believe that our products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us in the future. There can also be no assurance that any patents now owned by us will afford protection against competitors that develop similar technology.

The cyclicality of automotive production and sales could adversely affect our business.

Our customers are automobile manufacturers whose production volumes are dependent upon general economic conditions and the level of consumer spending. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. The volume of automotive production in our most important markets in Europe, North America, and Asia has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in the demand for our products. Any significant economic decline that results in a reduction in automotive production and sales by our customers could have a material adverse effect on our business, results of operations and financial condition.

Our business could be materially and adversely affected if we lost any of our largest customers.

As a result of the high market concentration, we are dependent on a relatively small number of automobile manufacturers with strong purchasing power. Our three largest customers represented 48% of our combined sales for 2005, with Ford (including Volvo) accounting for 21%, Renault/Nissan accounting for 14% and GM companies accounting for 13%. Our largest contract accounted for 5% of our total fiscal 2005 sales. This contract is due to expire in 2009. Although business with any given customer is typically split into several contracts (usually one contract per vehicle model), the loss of all of the business of certain customers could have a material adverse effect on our business, results of operations and financial condition.

In addition, automobile manufacturers seek competitive quotes from suppliers and demand significant price reductions over a product's life cycle. In line with our customers' purchasing strategies, we have implemented cost-saving programs that management believes will help reduce our own material, production and administrative costs.

Information concerning our major customers is included in the section "Creating Shareholder Value" on page 13 and in Note 19 of the Consolidated Financial Statements on page 50 of the Annual Report, and is incorporated herein by reference.

Escalating pricing pressures from our customers may adversely affect our business.

Our industry has been characterized by pricing pressure from customers in recent years. This trend is partly attributable to the major automobile manufacturers' strong purchasing power. Similar to other automobile component manufacturers, we expect to quote, under certain circumstances, fixed or maximum prices for long-term supply arrangements. Our future profitability will depend upon, among other things, our ability to continue to reduce our per unit costs and maintain a cost structure, internally and with our suppliers, that will enable us to remain cost-competitive. Our profitability may also be influenced by our success in designing and marketing technological improvements in car occupant restraint systems. If we are unable to offset continued price reductions through improved operating efficiencies and reduced expenditures, these price reductions may have a material adverse effect on our business, results of operations and financial condition.

Additional information on pricing pressure is included in the "Management's Discussion and Analysis" section "Risks and Risk Management" on page 29 of the Annual Report and is incorporated herein by reference.

We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us.

We face an inherent business risk of exposure to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims.

In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. Although we regularly evaluate the appropriateness of these reserves, and adjust them when appropriate, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

Our business may be adversely affected by environmental and safety regulations or concerns.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries. We cannot assure you that we have been or will be at all times in complete compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. Such regulations are subject to a number of factors that are not within our control, including adverse publicity regarding the safety risks of airbags to children and small adults, domestic and foreign political developments, and litigation relating to our products and our competitors' products. In addition, these requirements are complex, subject to change and have tended to become more and more stringent. Accordingly, we cannot provide assurance that such requirements will not change or become more stringent in the future.

To reduce our exposure to environmental risk, we implemented an environmental plan in 1996 based on our environmental policy. According to the plan, we sought to certify according to ISO 14001, an international standard for environmental management systems, all our plants and units. To date, 57 of our facilities, representing more than 95% of our consolidated sales, have been certified according to ISO 14001.

We have no pending material environmental related issues. We have however made and will continue to make capital and other expenditures to comply with environmental requirements. There can be no assurance that those regulatory developments or adverse publicity will not adversely affect customer demand for our automotive safety products. Such changes could also result in slower increases, or in decreases, in demand for automotive safety products in other countries.

Additional information relating to our environmental management is included in the "Corporate Social Responsibility" section "Environment - A Competitive Tool" on page 19 of the Annual Report and is incorporated herein by reference.

Loss of market share by domestic vehicle manufacturers may adversely affect our results in the future.

In recent years, the Big Three (Ford Motor Company, General Motors Corporation and the Chrysler unit of DaimlerChrysler AG) have seen a decline in their market share for vehicle sales in North America and Europe, with Asian automobile manufacturers increasing their share in such markets. Although we do have business with the Asian automobile manufacturers, a portion of our customer base derives from the Big Three. Accordingly, if this trend of Big Three loss in market share should continue and our share of business with Asian vehicle manufacturers does not increase, our results could be adversely affected.

Work stoppages or other labor issues at our customers' facilities or at our facilities could adversely affect our operations.

If any of our customers experience a material work stoppage, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to those products, which could have a material adverse effect on our business, results of operations and financial condition. While labor contract negotiations at our locations historically have rarely resulted in work stoppages, we cannot assure you that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage at one or more of our plants may have a material adverse effect on our business.

Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly engineers and other employees with electronics and software expertise. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business.

We operate in highly competitive markets.

The markets in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of price, manufacturing and distribution capability, product design, product quality, product delivery and product service. Some of our competitors are companies, or divisions, units or subsidiaries of companies, that are larger and have greater financial and other resources than we do. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can or adapt more quickly than we do to new technologies or evolving regulatory, industry or customer requirements. As a result, our products may not be able to compete successfully with their products. We may encounter increased competition in the future from existing competitors or new competitors.

We may be unable to make the technological advances necessary to carry out product innovations sufficient to meet our customers' demands.

Certain areas of our business, in particular restraint and protection systems utilizing airbags, are subject to technological change. While we believe that, through our research and development activities, our product range will keep pace with changing technologies, there can be no assurance that products or technologies developed by others will not reduce the competitiveness of our products.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

Autoliv's principal executive offices are located in the World Trade Center, Klarabergsviadukten 70, SE-107 24, Stockholm, Sweden. Autoliv's various businesses operate in a number of production facilities and offices. Autoliv believes that its properties are adequately maintained and suitable for their intended use and that the Company's production facilities have adequate capacity for the Company's current and foreseeable needs. All of Autoliv's production facilities and offices are owned or leased by operating (either subsidiary or joint venture) companies.

Autoliv Manufacturing Facilities

Country/Company	Location of Production Facility	Items Produced at Facility

Argentina
Autoliv Argentina SA	Buenos Aires	Seatbelts, Airbags

Australia
Autoliv Australia Proprietary Ltd	Melbourne	Seatbelts, Airbags
VOA Webco Pty Ltd	Melbourne	Seatbelt webbing

Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, Airbags, Steering wheels and Webbing

Canada
VOA Canada, Inc	Collingwood	Seatbelt Webbing
Autoliv Canada, Inc	Tilbury	Airbag Cushions
Autoliv Electronics Canada, Inc	Markham, Ontario	Airbag Electronics

China
Autoliv Vehicle Safety Systems Co. Ltd	Shanghai	Airbags
Autoliv MawHung Vehicle Safety Systems Co. Ltd	Changchun	Seatbelts
Changchun Hongguang-Autoliv Vehicle Safety System Co. Ltd	Changchun	Seatbelts
Nanjing Hongguang-Autoliv Safety Systems Co. Ltd	Nanjing	Seatbelts
Shanghai-VOA Webbing Belt Co Ltd	Shanghai	Seatbelt Webbing

Estonia
Norma AS	Tallinn	Seatbelts and Belt Components

France
Autoliv France SNC	Gournay-en-Bray	Seatbelts and Airbags, Production Machinery Equipment
EAK Composants pour L'Industrie Automobile	Valentigney	Seatbelts and Airbags
Isodelta SA	Poitiers	Steering wheels and Covers
Livbag SA	Brest	Airbag Inflators
NCS Pyrotechnie et Technologies SA	Survillier	Initiators for Airbag Inflators
Autoliv Electronics SAS	Rouen	Airbag Electronics

Germany
Autoliv GmbH	Dachau	Airbags and Pretensioners
	Elmshorn	Seatbelts
	Dobeln	Seatbelts
	Braunschweig	Airbag Module Assembly
Stakupress GmbH	Norderstedt	Seatbelt Components
Autoliv Protektor GmbH	Lubeck	Seatbelts

Hungary
Autoliv KFT	Sopron	Seatbelts

India
Autoliv-IFB India Ltd	Bangalore	Seatbelts

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts

Japan
Autoliv Japan Ltd	Tsukuba	Airbags
Autoliv-Nichiyu Japan Co. Ltd	Taketoyo	Airbag Inflators
Autoliv-Izumi Japan Ltd	Atsugi	Steering wheels
NSK Autoliv Co. Ltd	Fujisama	Seatbelts
Autoliv Hiroshima Ltd	Hiroshima	Steering wheels

Korea
Autoliv Mando Corporation	Hwa Sung City	Airbags and Seatbelts

Malaysia
Autoliv-Hirotako Safety Sdn Bhd	Kuala Lumpur	Seatbelts, Airbags and Steering wheels
Furniweb-VOA Safety Webbing Sdn Bhd	Kuala Lumpur	Seatbelt Webbing

Mexico
Autoliv de Mexico SA de CV	Toluca	Seatbelts, Airbags
Autoliv Safety Technologies de Mexico SA de CV	Tijuana	Seatbelts
Autoliv Components Mexico, SA de RL de CV	El Marques	Airbag Cushions
Autoliv Steering Wheels Mexico, S de RL de CV	El Marques	Steering wheels
Autoliv Resortes Dinamicos S.A. de C.V.	Lerma	Springs for Seatbelts, Retractors and Height Adjusters

Netherlands
Van Oerle Alberton BV	Boxtel	Seatbelt Webbing

Philippines
Autoliv QB Inc	Manila	Seatbelts
Autoliv-Izumi Co	Cebu	Steering wheels

Poland
Autoliv Poland Sp z.o.o.	Olawa	Airbag Cushions
	Jelcz-Laskowice	Seatbelts

Romania
Autoliv Romania SA	Brasov	Seatbelts
Van Oerle Alberton BV	Brasov	Seatbelt Webbing

South Africa
Autoliv Southern Africa Pty Ltd	Gauteng	Seatbelts and Airbags

Spain
Autoliv-KLE SA	Barcelona	Seatbelts
Autoliv-BKI SA	Valencia	Airbags

Sweden
Autoliv Sverige AB	Vårgårda	Airbags, Seatbelts and Integrated Child Seats
Autoflator AB	Vårgårda	Cold Inflators
Autoliv Mekan AB	Hässleholm	Components for Car Seats
Autoliv Electronics AB	Motala	Safety Electronics

Taiwan
Mei-An Autoliv Co. Ltd	Taipei	Seatbelts and Airbags

Thailand
Autoliv Thailand Ltd	Bangkok	Seatbelts and Airbags

Tunisia
Autoliv Tunisia Zriba	Zriba	Seatbelts
Autoliv Steering Wheels Tunisia	El Fahs and Ennadour	Leather Wrapping of Steering wheels

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret AS	Istanbul	Seatbelts and Airbags
Autoliv Spring Dynamics Turkey Ltd	Istanbul	Springs for Retractors and Height adjusters
Autoliv Leather Steering Wheel Ltd. Co.	Istanbul	Leather Wrapping of Steering wheels

United Kingdom
Autoliv Spring Dynamics Ltd	Milton Keynes	Springs for Belt Retractors and Height adjusters
Airbags International Ltd	Congleton	Airbag Cushions
Spiroflex Ltd	Northampton	Springs for Belt Retractors and Height Adjusters

USA
Autoliv ASP, Inc.	Brigham City, Utah	Inflators
	Madisonville, Kentucky	Seatbelts
	Ogden, Utah	Airbag Modules
	Ogden, Utah	Service Parts
	Promontory, Utah	Gas Generators
	Colombia City, Indiana	Steering wheels
	Goleta, California	Night Vision Cameras
OEA, Inc.	Tremonton, Utah	Airbag Initiators

TECHNICAL CENTERS AND CRASH TEST LABORATORIES

Location	Function

Australia
Autoliv Australia, Melbourne	Full-scale test laboratory

France
Autoliv France, Gournay-en-Bray	Technical Center for Airbags with full-scale test laboratory
Autoliv Electronics France, Pontoise	Technical Center for Electronics and Active Safety
Autoliv Inflators, Pont-de-Buis	Technical Center for Inflators and Pyrotechnic development

Germany
Autoliv Germany, Dachau	Technical Center for Frontal Airbags with Full-Scale Test Laboratory
Autoliv Germany, Hamburg	Technical Center for Seatbelts with Full-Scale Test Laboratory

Japan
Autoliv Japan, Tsukuba	Technical Center for Airbags with Sled Test Laboratory
Autoliv NSK, Kanagawa	Technical Center for Seatbelts with Full-Scale Test Laboratory

Korea
Autoliv Mando, Hwa Sung City	Technical Center with Sled Test Laboratory

Spain
Autoliv Spain, Barcelona	Full-Scale Test Laboratory

Sweden
Autoliv Research, Vårgårda	Research Center
Autoliv Safety Center, Vårgårda	Technical Center for Side Airbags with Full-Scale Tests, Roll-Overs, etc.
Autoliv Electronics Sweden, Motala/Linköping	Technical Center for Electronics and Active Safety

USA
Autoliv North America, Auburn Hills, Michigan	Technical Center for Airbags, Steering Wheels, Seatbelts with Full-Scale Test Laboratory
Autoliv North America, Ogden, Utah	Technical Center for Airbags, Inflators and Pyrotechnics
Autoliv Electronics America, Southfield, Michigan	Technical Center for Electronics and Active Safety

Additional information relating to the Company's properties is included in the section titled "Around the World" on pages 56 and 57 of the Annual Report and is incorporated herein by reference.

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

In December 2003, a U.S. Federal District Court awarded a supplier of Autoliv ASP, Inc. approximately $27 million plus pre-judgment interest of $6 million in connection with a commercial dispute. Autoliv has appealed the verdict and the supplier has cross-appealed in regard to the calculation of the amount of pre-judgment interest. The appeal and the cross-appeal are currently pending before the United States Court of Appeals for the Federal Circuit. Briefing before the Court of Appeals is completed, but oral argument has not yet been scheduled. While legal proceedings are subject to inherent uncertainty, Autoliv believes that it has meritorious grounds for appeal, which would result in a new trial if we are successful, and that it is possible that the judgment could be eliminated or substantially altered as a result of the appeal process. Consequently, in the opinion of the Company's management, it is not possible to determine the final outcome of this litigation at this time. Autoliv cannot be assured that the final outcome of this litigation will not result in a loss that will have to be recorded by the Company.

The Company believes that it is currently adequately insured against product and other liability risks, at levels sufficient to cover potential claims, but Autoliv cannot assure that the level of coverage will be sufficient in the future or that such coverage will be available on the market.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Autoliv during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information concerning the market for Autoliv's common stock including the relevant trading market, and approximate number of shareholders is included in the section titled "The Autoliv Share" on pages 58 and 59 of the Annual Report and is incorporated herein by reference. Information on the Company's dividend payments is included on page 25 of the Annual Report and is also incorporated by reference. The table below contains recent share prices and dividends declared and paid for the two most recent years.

		SHARE PRICE AND DIVIDENDS

		New York (US$)			Stockholm (SEK)			Dividend Declared
Period		High	Low	Close	High	Low	Close	US$
_____________________________________________________________
Q1	2004	45.86	37.45	41.00	333	271	307	0.15
Q2	2004	44.97	38.67	42.20	347	297	315	0.20
Q3	2004	42.64	38.69	40.40	324	284	291	0.20
Q4	2004	48.80	38.78	48.30	324	279	318	0.20
Q1	2005	52.11	44.89	47.65	356	310	338	0.25
Q2	2005	48.24	43.21	43.80	353	305	341	0.30
Q3	2005	47.50	41.99	43.50	373	323	336	0.30
Q4	2005	46.05	39.68	45.42	368	311	359	0.32

Autoliv has only equity compensation plans approved by stockholders. Information about the Company's equity compensation plans is included on page 17 of the 2005 Proxy Statement and is incorporated herein by reference.

Stock Repurchase Program

During the fourth quarter of 2005, Autoliv repurchased 3,316,862 shares at an average cost of US$ 43.49 per share. Since the repurchasing program was adopted in 2000, Autoliv has repurchased 20 million shares at an average cost of US$34.85 per share. On December 15, 2005, the Autoliv Board of Directors authorized an expansion of the stock repurchase program by authorizing the repurchase of an additional 10 million shares. Additional information concerning the repurchase of Autoliv stock is included in the Management's Discussion and Analysis section titled "Share Buy-backs and Dividends" on page 22 of the Annual Report and is incorporated herein by reference.

	Stockholm Stock Exchange		New York Stock Exchange		SSE+NYSE
	("SSE")		("NYSE")		Total No. of Shares		Max. No. of Shares
Date	Total No. of Shares	Average Price in US$	Total No. of Shares	Average Price in US$	Purchased as Part of Publicly	Average Price in USD	that may yet be Purchased under the
	Purchased	Paid per Share	Purchased	Paid per Share	Announced Plans or Programs	Paid per Share	Plans or Programs

Oct. 1-
Oct. 31
Total	143,500	42.2342	179,000	42.2762	322,500	42.2575	2,994,362
Nov. 1-
Nov. 30
Total	1,046,500	43.3394	990,600	43.3198	2,037,100	43.3299	957,262
Dec. 1-
Dec. 31
Total	494,062	44.2382	463,200	44.2454	957,262	44.2417	10,000,000
Total	1,684,062	43.5089	1,632,800	43.4680	3,316,862	43.4888	10,000,000

The initial announcement of the share buy back program with an authorization to buy back 10 million shares was made on May 9, 2000. An expansion to 20 million shares and then 30 million shares was announced on April 30, 2003, and December 15, 2005, respectively. The share buy back program does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 2005 is included on page 61 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2005 is included on pages 21 through 31 of the Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Quantitative and Qualitative Disclosures about market risk are included in the Management's Discussion and Analysis section "Risks and Risk Management" on pages 29 through 31 of the Annual Report and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Balance Sheets of Autoliv as of December 31, 2005 and 2004 and the Consolidated Statements of Income and Cash Flows and Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2005, the Notes to the Consolidated Financial Statements, and the Report of the Independent Registered Public Accounting Firm are included on pages 33 through 51 of the Annual Report and are incorporated herein by reference.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes and have been no disagreements with the independent auditors regarding accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
An evaluation has been carried out, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

(b)	Management's Report on Internal Control Over Financial Reporting
The Management Report on Internal Control over Financial Reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) is included in the section Management's Reports immediately preceding the audited financial statements on page 32 of the Annual Report and is incorporated herein by reference.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young AB, an independent registered public accounting firm, as stated in their report which is included on page 51 of the Annual Report and is incorporated herein by reference.

(c)	Changes in Internal Control over Financial Reporting There were no changes in the internal control over financial reporting in the period covered by this report.
ITEM 9B. Other Information All events required to be disclosed on form 8-K during the 4th quarter have been reported.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors:

Information concerning the directors and nominees for re-election of directors of Autoliv is included on pages 5-8 in the 2006 Proxy Statement and is incorporated herein by reference.

Executive Officers of the registrant:

Lars Westerberg, age 57, President and Chief Executive Officer of Autoliv, Inc. from February 1, 1999, and Director of Autoliv since February, 1999. From 1994 until he assumed his positions with Autoliv, Mr. Westerberg was President and Chief Executive Officer of Granges AB, a Swedish-based aluminum and plastics company listed on the Stockholm Stock Exchange. From 1991 until 1994 he held the same positions at the publicly-traded welding company Esab AB. He started his employment at Esab in 1984 and held several executive positions, including President of Esab's North American subsidiary. Mr. Westerberg is the Chairman of the Board of Husqvarna AB, a Swedish heating, water and sanitation company, and a director of Plastal AB, a Swedish supplier of automotive plastic components and Haldex AB, a listed Swedish automatic braking and transmission supplier. Mr. Westerberg holds a Master of Science Degree in Electrical Engineering from the Royal Institute of Technology (KTH) in Stockholm and a MBA from the University of Stockholm.

Jan Carlson, age 45, Vice President Engineering, appointed April 1, 2005. Between 1999 and April 2005, Mr. Carlson was President Business Area Electronics for Autoliv. From 1997 to 1999, he was President of SAAB Combitech AB. Mr. Carlson holds a Master of Science degree from the Institute of Technology in Linköping.

Halvar Jonzon, age 55, Vice President Purchasing, assumed his position on January 1, 2002. Prior to joining Autoliv, Mr. Jonzon held various positions since 1974 in Electrolux, the Swedish white goods company, including General Manager of Electrolux International (1983-86), Senior Vice President, Purchasing for the White Goods Division (1986-91), Senior Vice President and General Manager for Nordic Markets (1991-96) and for the European Logistics Division (1996-99), as well as Senior Vice President and Chief of Staff of Electrolux Home Products Europe S.A. in Brussels (1999-02). He holds an MBA from Stockholm School of Economics and an Executive Education Diploma from Columbia Business School, New York City.

Magnus Lindquist, age 42, Vice President and Chief Financial Officer, appointed March 8, 2001. Before joining Autoliv on July 1, 2001, Mr. Lindquist was Executive Vice President of Perstorp AB, a Sweden-based chemistry and materials technology corporation, with responsibility from 1996 of Finance, Business Development and Strategy, and from 1999 also for Treasury and IT. He has also held various positions in the finance departments of the Swedish companies Stora (pulp and paper), Skanska (construction), Swedish Match (consumer goods) and the SEB Bank.

Benoît Marsaud, age 53, Vice President Manufacturing, appointed February 4, 1998. Mr. Marsaud has been Vice President Manufacturing of Autoliv AB since 1992 and in addition was appointed President of Autoliv France in May 1997. He holds a Master of Science degree from École Nationale Superieure Des Arts et Métiers in Paris.

Svante Mogefors, age 51, Vice President Quality, appointed April 1, 2005. Mr. Mogefors has been Director Corporate Quality of Autoliv AB since 2003. Mr Mogefors initially joined Autoliv in 1985 and has experience from several functions and positions within Autoliv including the areas of product development, process implementations and quality control. Between 1990 and 1996, Mr Mogefors was for a period President of Lesjöfors Herrljunga AB and for another period President of Moelven E-Modul AB. Mr. Mogefors holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

Mats Ödman, age 55, Vice President Corporate Communications, appointed May 1, 1997. Mr. Ödman has been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Ödman had the same position in Fermenta AB and Gambro AB. Prior to that Mr. Ödman was Investor Relations Manager of Pharmacia AB.

Jan Olsson, age 51, Vice President Research, appointed April 1, 2005. Mr. Olsson was Vice President Engineering from 1997 to 2005, President of Autoliv Sverige AB from 1994 to 1997 and Manager of Engineering of Autoliv Sverige AB from 1989 until August 1994. Mr. Olsson holds a Master of Science Degree from the Chalmers Institute of Technology in Gothenburg.

Hans-Göran Patring, age 56, Vice President Human Resources, appointed on April 26, 2001. Prior to assuming his current position on January 1, 2002, he was Deputy Vice President, Human Resources from September 3, 2001, and from 1999 Group Vice President of Human Resources of the Global Automation Division at ABB in Zurich, Switzerland. Previously, he was Vice President of Human Resources for ABB's Global Robotics Business based in the United Kingdom for three years.

Jörgen I. Svensson, age 44, Vice President Legal Affairs, General Counsel and Secretary, appointed May 1, 1997. Mr. Svensson has been Legal Counsel of Autoliv AB since 1989, General Counsel since 1991, and Vice President Legal Affairs and General Counsel since 1994. Mr. Svensson holds a Master of Law degree from the University of Lund, Sweden.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The information required by Item 10 regarding directors and officers is included under the caption "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" on page 18 in the 2006 Proxy Statement and is incorporated herein by reference. The information required by Item 10 regarding the Company's Code of Ethics is included under the caption "The Board Meeting Attendance and Compensation of Directors" on page 5 in the 2006 Proxy Statement. The information required by the same item regarding Audit committee and Audit committee financial experts is included in the section "Committees of the Board" on pages 8-9 in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 regarding executive compensation for the year ended December 31, 2005 is included under the caption "Executive Compensation" on pages 12 through 18 of the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 regarding beneficial ownership of Autoliv's common stock is included under the caption "Voting Securities and Principal Holders Thereof" on page 11 of the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 regarding Related Transactions is included under the caption "Summary Compensation Table" on page 15 of the 2006 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9 (e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of services provided to Autoliv is included under the caption "Ratification of Appointment of Independent Auditors" on pages 18-19 of the 2006 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

(1)

Financial Statements

The following consolidated financial statements are included on pages 33 through 50 of the Annual Report and Selected Financial Data is included on page 61 of the Annual Report and are incorporated herein by reference:

(i) Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003 (page 33); (ii) Consolidated Balance Sheets - as of December 31, 2005 and 2004 (page 34); (iii) Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003 (page 35); (iv) Consolidated Statements of Shareholders' Equity - as of December 31, 2005, 2004 and 2003 (page 36); (v) Notes to Consolidated Financial Statements (pages 37-50); (vi) Report of Independent Registered Public Accounting Firm (page 51).

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

13	Autoliv's Annual Report to Shareholders for the fiscal year ended December 31, 2005.

21***	Autoliv's List of Subsidiaries.

22	No matters were submitted to Autoliv's stockholders during the fourth quarter of 2005.

23***	Consent of Independent Registered Public Accounting Firm.

31***	Certification of the Chief Executive Officer and Chief Financial Officer of Autoliv, Inc.

32***	Certification of the Chief Executive Officer and Chief Financial Officer of Autoliv, Inc.

99.h	Facilities Agreement of $1,100,000,000, dated November 7, 2005, among Autoliv Inc. and the lenders named therein

________________________
* Filed in 10-K for the fiscal year ended 2002.
** Filed in 10-K for the fiscal year ended 2003.
*** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 28, 2006.

AUTOLIV, INC.
(Registrant)
By /s/ Magnus Lindquist

Magnus Lindquist
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 28, 2006.

Title	Name

Chairman of the Board of Directors	/s/ S. Jay Stewart S. Jay Stewart

Chief Executive Officer and Director (Principal Executive Officer)	/s/ Lars Westerberg Lars Westerberg

Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ Magnus Lindquist Magnus Lindquist

Director	/s/ Per-Olof Aronson Per-Olof Aronson

Director	/s/ Sune Carlsson Sune Carlsson

Director	/s/ William E. Johnston Jr. William E. Johnston Jr.

Director	/s/ Walter Kunerth Walter Kunerth

Director	/s/ George A. Lorch George A. Lorch

Director	/s/ Lars Nyberg Lars Nyberg

Director	/s/ James M. Ringler James M. Ringler

Director	/s/ Tetsuo Sekiya Tetsuo Sekiya

Director	/s/ Per Welin Per Welin
EXHIBIT 21 List of Subsidiaries of the Company
Argentina
Autoliv Argentina SA

Australia
Autoliv Australia Proprietary Ltd
Van Oerle Webco Pty Ltd

Belgium
Autoliv Belgium N.V.

Brazil
Autoliv do Brasil Ltda.

Canada
Autoliv Canada, Inc
Autoliv Electronics Canada, Inc
VOA Canada, Inc

China
Autoliv China Electronics Co. Ltd
Autoliv (Shanghai) Inflator Co., Ltd
Autoliv (Shanghai) Automotive Restraint Systems Co., Ltd
Autoliv (Shanghai) Vehicle Safety Systems Co. Ltd
Autoliv (Changchun) Maw Hung Vehicle Safety Systems Co. Ltd (59%)
ACG Autoliv (Guangzhou) Vehicle Safety Systems Co. Ltd
Autoliv (Shanghai) Steering Wheel Co. Ltd
Nanjing Hongguang Autoliv Vehicle Safety Co., Ltd (50%)

Estonia
Norma AS (51%)

France
Societe Franco Suedoise d'Investissement SA
Autoliv France SNC
Autoliv IsoDelta SA
Livbag SAS
Livbag SNC
NCS Pyrotechnie et Technologies SA
Autoliv Electronics SAS
OEA Europe Sarl

Germany
Autoliv Beteiligunsgesellschaft GmbH
Autoliv BV & Co. KG
Autoliv Sicherheitstechnik GmbH
Autoliv Stakupress GmbH
Autoliv Autosicherheitstechnik GmbH
Autoliv Protektor GmbH

Hungary
Autoliv KFT

Indonesia
P.T. Autoliv Indonesia

Italy
Autoliv Italia S.P.A

Japan
Autoliv Kabushiki Kaisha Ltd
Autoliv Japan Ltd
Autoliv Nichiyu Co. Ltd.
Autoliv Izumi Co. Ltd.
Autoliv Hiroshima Ltd

Korea
Autoliv Mando Corporation (65%)

Mexico
Autoliv Mexican Holdings S. de R.L. de C.V.
Autoliv Components Mexico, S. de R.L. de C.V.
Autoliv Servicios de Mexico S. de R.L. de C.V.
Autoliv Safety Technology de Mexico S.A. de C.V.
Autoliv Steering Wheels Mexico S. de R.L. de C.V.
Autoliv Steering Wheels Services S. de R.L. de C.V.
Autoliv Resortes Dinamicos S.A. de C.V.
Servicios Administrativos Autoliv S.A. de C.V.
Autoliv Mexico S.A. de CV

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
Autoliv Holding AB
Autoliv Sverige AB
Autoliv East Europe AB
Autoliv Electronics AB
Svensk Airbag AB
Autoliv Mekan AB
Autoflator AB

Taiwan
Mei-An Autoliv Co. (59%)

Thailand
Autoliv Thailand Ltd
NSK Safety Technology (Thailand) Co. Ltd

Tunisia
Autoliv Tunisia Zriba
ASW1 El Fahs
ASW2 Nadour
ASW3 Nadour
ASF El Fahs

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret AS
Autoliv Springdynamics Turkey Ltd
Autoliv Leather Steering Wheel Limited Co.

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

EXHIBIT 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Autoliv, Inc. of our reports dated February 14, 2006, with respect to the consolidated financial statements of Autoliv, Inc., Autoliv, Inc. management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting of Autoliv, Inc., included in the 2005 Annual Report to Shareholders of Autoliv, Inc.

We consent to the incorporation by reference in the following Registration Statements:

(1)	Registration Statements (Form S-8 No. 333-26299 and 333-117505) pertaining to the Autoliv, Inc. 1997 Stock Incentive Plan

(2)	Registration Statement (Form S-8 No. 333-26303) pertaining to the Autoliv ASP Employee Investment Plan of Autoliv, Inc.

of our report dated February 14, 2006, with respect to the consolidated financial statements of Autoliv, Inc. incorporated herein by reference, our report dated February 14, 2006, with respect to Autoliv, Inc. management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting of Autoliv, Inc., incorporated by reference in this Annual Report (Form 10-K) of Autoliv, Inc.

/s/ Ernst & Young AB
Stockholm, Sweden February 14, 2006