Form 10-Q
period 2006-03-31
AUTOLIV INC
filed 2006-05-04
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Commission File No.: 1-12933

 AUTOLIV, INC.
(Exact name of registrant as
specified in its charter)

Delaware (State or other jurisdic- tion of incorporation or organization)	51-0378542 (I.R.S. Employer Identi- fication No.)
World Trade Center, Klarabergsviadukten 70, Box 70381, SE-107 24 Stockholm, Sweden (Address of principal executive offices)	N/A (Zip Code)
+46 8 587 20 600 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days.
Yes: [x]  No: [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer: [x]  Accelerated filer: [ ]   Non-accelerated filer: [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes: [ ]   No: [x]
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of May 2, 2006 there were 82,944,354 million shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts but forward-looking statements that involve risks and uncertainties that could cause Autoliv, Inc.'s ("Autoliv" or the "Company") results to differ materially from what is projected, including the following: higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending and future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or governmental action; labor disputes; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including currency exchange rate fluctuations and other factors. Except for the Company's ongoing obligation to disclose material information under the federal securities laws, the Company undertakes no obligations to update publicity and forward-looking statements whether as a result of new information or future events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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
1.9 Retirement Plans
1.10 Contingent Liabilities
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter January - March
	2006	2005
Net sales
- Airbag products	$1,038.8	$1,121.5
- Seatbelt products	529.1	572.1
Total net sales	1,567.9	1,693.6

Cost of sales	(1,237.9)	(1,355.0)
Gross profit	330.0	338.6

Selling, general & administrative expenses	(81.7)	(86.4)
Research, development & engineering expenses	(102.9)	(110.9)
Amortization of intangibles	(3.8)	(3.0)
Other income (expense), net	(1.1)	(9.3)
Operating income	140.5	129.0

Equity in earnings of affiliates	1.4	2.0
Interest income	2.6	2.3
Interest expense	(10.7)	(10.6)
Other financial items, net	(.7)	.1
Income before income taxes	133.1	122.8

Income taxes	(34.9)	(41.4)
Minority interests in subsidiaries	(3.6)	(3.5)
Net income	$94.6	$77.9

Earnings per share - basic	$1.13	$.85
Earnings per share - diluted	$1.13	$.84
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	84.0	92.3
Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	82.9	91.4
Cash dividend per share - declared and paid (US$)	.32	.25

See "Notes to unaudited consolidated financial statements".

CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)

	March 31	December 31
	2006	2005
	(unaudited)
Assets
Cash & cash equivalents	$315.9	$295.9
Receivables	1,271.8	1,149.0
Inventories	475.9	485.4
Other current assets	245.8	232.2
Total current assets	2,309.4	2,162.5

Property, plant & equipment, net	1,092.0	1,080.7
Investments and other non-current assets	151.1	142.9
Goodwill	1,526.8	1,524.8
Intangible assets, net	150.6	154.3
Total assets	$5,229.9	$5,065.2

Liabilities and shareholders' equity
Short-term debt	$499.3	$508.4
Accounts payable	702.0	682.6
Accrued expenses	336.6	305.1
Other current liabilities	329.0	268.2
Total current liabilities	1,866.9	1,764.3

Long-term debt	812.3	757.1
Pension liability	53.1	49.6
Other non-current liabilities	113.3	112.4
Minority interests in subsidiaries	70.5	65.7
Shareholders' equity	2,313.8	2,316.1
Total liabilities and shareholders' equity	$5,229.9	$5,065.2

See "Notes to unaudited consolidated financial statements"

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)

	Quarter January - March
	2006	2005

Operating activities
Net income	$94.6	$77.9
Depreciation and amortization	73.0	83.1
Deferred taxes and other	(.3)	6.5
Changes in operating assets and liabilities	(28.8)	(77.9)
Net cash provided by operating activities	138.5	89.6

Investing activities
Capital expenditures	(83.9)	(79.8)
Proceeds from sale of property, plant and equipment	22.8	1.4
Acquisitions of businesses and other, net	(1.4)	.6
Net cash before financing	76.0	11.8

Financing activities
Net decrease in short-term debt	(23.5)	(31.7))
Issuance of long-term debt	128.3	-
Repayments and other changes in long-term debt	(93.1)	(29.8)
Dividends paid	(26.8)	(23.0)
Shares repurchased	(55.9)	(35.0)
Stock options exercised	4.1	2.8
Minority interests and other, net	(.2)	.3
Effect of exchange rate changes on cash	11.1	(8.6)
Increase (decrease) in cash and cash equivalents	20.0	(113.2)

Cash and cash equivalents at period-start	295.9	229.2
Cash and cash equivalents at period-end	$315.9	$116.0

See "Notes to unaudited consolidated financial statements"

KEY RATIOS (UNAUDITED)
	Quarter January - March
	2006	2005

Earnings per share - basic1)	$1.13	$.85
Earnings per share - diluted1)	$1.13	$.84
Equity per share	27.91	28.48
Cash dividend per share - declared and paid	.32	.25
Working capital, $ in millions	552	537
Capital employed, $ in millions	3,209	3,254
Net debt, $ in millions 2)	895	651
Net debt to capitalization, % 3)	27	20

Gross margin, % 4)	21.0	20.0
Operating margin, % 5)	9.0	7.6

Return on shareholders' equity, %	16.3	11.9
Return on capital employed, %	17.7	16.1

Weighted average no. of shares in millions 1)	84.0	92.3
No. of shares at period-end in millions 6)	82.9	91.4
No. of employees at period-end	34,100	34,500
Headcount at period-end	39,300	39,700
Days receivables outstanding 7)	75	75
Days inventory outstanding 8)	30	29

1)Net of treasury shares
2)Short- and long-term interest bearing liabilities and related derivatives, less cash and cash equivalents
3)Net debt in relation to net debt, minority and equity
4)Gross profit relative to sales
5)Operating income relative to sales
6)Excluding dilution and net of treasury shares
7)Outstanding receivables relative to average daily sales
8)Outstanding inventory relative to average daily sales

See "Notes to unaudited consolidated financial statements"

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are dollars in millions, except for per share amounts) March 31, 2006

1. Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature.

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's reporting periods in this report consist of thirteen-week periods, ending on the Friday closest to the last day of the calendar month. The reporting periods for 2006 and 2005 ended on March 31, 2006 and April 1, 2005, respectively. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

In the first quarter of 2006 the Company began accruing dividends when declared by the Board of Directors. The effect of this change is not material to the Company's financial position for this quarter or any prior fiscal periods.

Statements in this report that are not of historical fact are forward-looking statements, that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv's reports filed with the Securities and Exchange Commission (the "SEC").

For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Autoliv, Inc. annual report on Form 10-K for the year ended December 31, 2005.

The filings with the SEC of annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents can also be obtained free of charge from Autoliv at the Company's address. These documents are also available at the SEC's web site at www.sec.gov and at the Company's corporate website www.autoliv.com.

2. Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserve:

	March 31, 2006	December 31, 2005

Raw material	$161.7	$166.8
Work in progress	207.0	206.7
Finished products	107.2	111.9
	$475.9	$485.4

3. Restructuring

2005

In 2005, employee-related restructuring provisions of $19.6 million were made for severance costs related to plant consolidation, primarily in the United Kingdom, Australia and France. The provision has been charged against other income and expense in the income statement. The change in liability during 2005 is mainly related to a resolution of a legal dispute. The table below summarizes the change in the balance sheet position of the total restructuring reserves from December 31, 2004 to December 31, 2005.

	December 31	Cash	Change in	Translation	December 31
	2004	payments	reserve	difference	2005

Restructuring - employee related	$4.7	$(15.7)	$19.6	$(.8)	$7.8
Liability	16.2	-	(6.0)	(.7)	9.5
Total reserve	$20.9	$(15.7)	$13.6	$(1.5)	$17.3

2006

The movements in the employee-related restructuring provisions in the quarter mainly relate to plant consolidation initiated in 2005, primarily in the United Kingdom, Australia and France. The provision has been charged against other income and expense in the income statement. The change in liability during 2006 is mainly related to a resolution of a legal dispute resulting in cash payments. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2005 to March 31, 2006.

	December 31	Cash	Change in	Translation	March 31
	2005	payments	reserve	difference	2006

Restructuring - employee related	$7.8	$(3.4)	$3.4	-	$7.8
Liability	9.5	(4.5)	(1.3)	$.1	3.8
Total reserve	$17.3	$(7.9)	$2.1	$.1	$11.6

During 2005, 1,054 additional persons became entitled to redundancy payments and 689 employees covered by the restructuring reserves left the Company. As of December 31, 2005, 461 employees remain who are covered by the restructuring reserves.

During the quarter 182 employees covered by the reserves left the Company. As of March 31, 2006, 500 employees remain who are covered by the restructuring reserves.

4. Product Related Liabilities

The Company has reserves for product risks. Such reserves relate to product performance issues, including recall, product liability and warranty issues. The Company records liabilities for product related risks when probable claims are identified and it is possible to reasonably estimate costs. Provisions for warranty claims are estimated based on prior experience and likely changes in performance of newer products and the mix and volume of the products sold. The provisions are recorded on an accrual basis.
For further explanation, see Note 9 "Contingent Liabilities" below.

The table below summarizes the change in the balance sheet position of the product-related liabilities for the quarter.

	Quarter January - March
	2006	2005
Reserve at beginning of the period	$33.3	$62.5
Change in reserve	(.5)	9.4
Cash payments	(4.7)	(9.0)
Translation difference	.6	(1.9)
Reserve at end of the period	$28.7	$61.0

5. Comprehensive Income Comprehensive Income includes net income for the year and items charged directly to equity.
	Quarter January - March
	2006	2005

Net income	$94.6	$77.9
Minimum pension liability	-	-
Fair value of derivatives	(.4)	1.5
Translation of foreign operations	6.3	(57.2)
Other Comprehensive income (loss)	5.9	(55.7)

Comprehensive income	$100.5	$22.2

6. Stock Incentive Plan

Under the Autoliv, Inc. 1997 Stock Incentive Plan (the "Plan") adopted by the Shareholders, and as further amended, awards have been made to selected executive officers of the Company and other key employees in the form of stock options and Restricted Stock Units ("RSUs"). All options are granted for 10-year terms, have an exercise price equal to the fair market value of the share at the date of the grant, and become exercisable after one year of continued employment following the grant date. Each RSU represents a promise to transfer one of the Company's shares to the employee after three years of service following the date of grant or upon retirement. The source of the shares issued upon share option exercise or lapse of RSU service period is treasury shares.

From January 2006, compensation costs for all of the Company's stock-based compensation awards are determined based on the fair value method, using a modified prospective method as defined by FAS123(R). The Company records the compensation expense for RSUs and stock options over the service lives of the employees during the vesting period. The effect of FAS-123(R) was less than 0.1 percentage points in relation to sales.

The total compensation expense for RSUs granted in 2006, 2005 and 2004 was $4.8 million, $4.6 million and $3.6 million, respectively. The weighted average fair value of options granted during 2006, 2005 and 2004 was estimated at $13.83, $13.33 and $11.11, respectively, using the Black-Scholes option-pricing model. The total compensation expense for stock options recognized during the quarter is $1.0 million.

Below is a pro-forma table to present how the Company's total and per share net income would have appeared had compensation costs for all of the Company's stock-based compensation awards been determined based on the fair value of such awards at the grant date, consistent with the methods of FAS-123 Accounting for Stock-Based Compensation:

Quarter January - March
2005

Net income as reported	$77.9
Add:Compensation under intrinsic value method included in Net income, net of tax	.6
Deduct:Compensation under fair value
method for all awards, net of tax	(1.6)
Net income pro-forma	$76.9

Earnings per share:
As reported - basic	$.85
As reported - assuming dilution	$.84
Pro-forma - basic	$.84
Pro-forma - assuming dilution	$.83

7. New Accounting Pronouncements

New accounting policies issued by the Financial Accounting Standards Board ("FASB"), which are effective on or after January 1, 2006, are the following:

Statement No.151 Inventory Cost, an amendment of ARB No. 42, Chapter 4, was issued in November 2004 and is effective for fiscal years beginning after June 2005. FAS-151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The application of FAS-151 did not have any significant impact on earnings and financial position.

Revised Statement No. 123 Share-Based Payment was issued in December 2004. On April 14, 2005, the SEC provided additional phased-in guidance regarding Statement No. 123 (R). Under the terms of this guidance the provisions became effective for the Company on January 1, 2006. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro-forma disclosure is no longer an alternative to financial statement recognition). The application of FAS-123(R) did not have a materially different impact than the pro-forma earnings previously disclosed in the note to the Stock Incentive Plan.

FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, which aims to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, like a plant or a factory, when a retirement depends on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have any significant impact on earnings and financial position.

8. Income Taxes

The effective tax rate for the first quarter of 2006 was 26.2%, which compares with 33.7% in the first quarter of 2005. During the quarter, several subsidiaries completed studies of R&D tax credit eligibility and concluded that they are able to substantially increase the benefit claimed for these credits for both 2005 and 2006. The 2005 catch-up effect was recorded entirely in the quarter. Excluding this catch-up effect, the effective rate for the quarter would have been approximately 32%.

At March 31, 2006, the Company had approximately $115 million of reserves for income taxes that may become payable in future periods as a result of tax audits. The Company provides reserves on the basis that all issues in all open years will be examined by tax authorities. At any given time the Company is undergoing tax audits in several tax jurisdictions and covering multiple years. The Company expects the completion of certain tax audits and the closure of certain tax years in the near term and believes that it is reasonably possible that a substantial portion of reserves could be released into income in some future period or periods.

9. Retirement Plans

The Company has non-contributory defined benefit pension plans covering employees at most U.S. operations. The benefits are based on an average of the employee's earnings in the years preceeding retirement and on credited service. Certain supplemental unfunded plan arrangements also provide retirement benefits to specified groups of participants. The new funding policy for U.S. plans is that the funding level will target meeting the accrued benefit obligation (ABO).

Autoliv, in consultation with the relevant plan fiduciaries, has revised its approach to investing global pension assets. From 2006 onwards, the level of equity exposure will be reduced from broadly 80% to approximately 65%. This move will help reduce volatility in both balance sheet and income statement figures for pensions going forward and takes into account the increasing maturity of its UK pension plan.

The Company has frozen participation in the Autoliv ASP, Inc. Pension Plan to include only those employees hired as of December 31, 2003.

The Company's main non-U.S. defined benefit plan is the U.K plan. The U.K. defined benefit plan was subject to a significant curtailment in 2005 in connection with a plant closure.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three months ended March 31, 2006.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company's Annual Report for the year ended December 31, 2005.

The components of the total net benefit cost associated with the Company's defined benefit retirement plans are as follows:

	Quarter January - March
	2006	2005

Service cost	$3.8	$4.6
Interest cost	2.9	2.7
Expected return on plan assets	(2.8)	(2.0)
Amortization of prior service cost	0.2
Amortization of net (gain) loss	.6	.3
Net periodic benefit cost	$4.5	$5.8

10. Contingent Liabilities

For information on legal proceedings, see Part II - Other Information, Item 1.

Product Warranty and Recalls
Autoliv is exposed to product liability and warranty claims in the event that our products fail to perform as expected and such failure results, or is alleged to result, in bodily injury and/or property damage. The Company cannot assure that it will not experience any material warranty or product liability losses in the future or that it will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against us in excess of available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly the future costs of warranty claims by our customers may be material, however, we believe our established reserves are adequate to cover potential warranty settlements. Autoliv's warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the appropriateness of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

The table in section 4 "Product-Related Liabilities" above summarizes the change in the balance sheet position of the product related liabilities from December 31, 2005 to March 31, 2006.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2005 Annual Report on Form 10-K filed with the SEC on February 28, 2006. Unless otherwise noted, all dollar amounts are in millions.

Autoliv is one of the world's leading suppliers of automotive occupant safety restraint systems with a broad range of product offerings including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, safety seats and other safety systems and products. Autoliv has production facilities in 30 countries and counts the world's largest car manufacturers among its customers.

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

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol "ALV" and Swedish Depositary Receipts representing shares of Autoliv common stock trade on the OM Stockholm Stock Exchange under the symbol "ALIV". Options in Autoliv shares are traded in Philadelphia and AMSE under the symbol "ALV".

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

Market overview

During the three-month period ending March 31, 2006, light vehicle production in the Triad (i.e. Europe, North America and Japan) is estimated to have increased by almost 4% compared to the same quarter 2005. This was due to a sharp increase in Eastern Europe as well as to Asian manufacturers expanding their production in North America.

In Europe, (including Eastern Europe), where Autoliv generates more than half of its revenues, light vehicle production rose by 3% due to an increase of 18% in Eastern Europe. In Western Europe, light vehicle production was flat with an unfavorable model mix for Autoliv, which was worse than assumed in the first quarter forecast. The effect of the negative model mix was exacerbated by the phasing-out of production of certain old vehicle models in preparation of the launch of the next generation of these vehicle models.

In North America, which accounts for a quarter of Autoliv's consolidated revenues, light vehicle production increased by nearly 5%, which was more than twice as much as anticipated. GM, Ford and Chrysler ("the Big 3") increased their production by 2%, and the Asian and European vehicle manufacturers increased their production in North America by 11%, almost twice as much as expected. Since Autoliv has a higher sales value per vehicle with the Asian and European manufacturers than with an average Big-3 vehicle, the changes in the North American vehicle build were favorable for the Company.

In Japan, which accounts for nearly one tenth of Autoliv's consolidated sales, light vehicle production increased by 3%.

Autoliv's market is driven not only by vehicle production but also by the fact that new vehicle models are being equipped with more airbags and other safety systems. It is therefore important as a new driver of safety content value per vehicle that the U.S. Congress, later this spring, adopts the proposed new regulation on side-impact crash testing.

Sales for the first quarter
Consolidated Sales

During the quarter, Autoliv's consolidated net sales declined by just over 7% to $1,568 million compared to the first quarter of 2005. Excluding currency effects of more than 5%, sales decreased organically (i.e. sales excluding translation currency effects, and acquisitions/divestitures) by less than 2%. This decline was mainly due to the negative vehicle model mix in European light vehicle production.

Sales grew organically in all regions except Europe. This growth reflects the introduction of curtain airbags and other side airbags in an increasing number of new vehicle models as well as Autoliv's growing share of the safety electronics market. The growth also reflects Autoliv's strong performance in the Rest of the World ("RoW") where both vehicle production and the safety content per vehicle are increasing. These favorable effects, however, were not enough to offset the negative effects from changes in European vehicle production, continued pricing pressure from customers, strong competition in frontal airbags and the phase-out of unprofitable airbag inflators.

Sales by Product

Sales of airbag products (including steering wheels) decreased by 7% to $1,039 million. Excluding currency effects of 5%, organic sales declined by 2% as a result of the unfavorable vehicle model mix in Europe, the expiration of certain frontal airbag contracts and the phase-out of unprofitable airbag inflator designs. Sales of curtain airbags for head protection (organic sales up 9%) and of safety electronics (up 6%) continued to perform well, despite the negative vehicle model mix in the Company's most important market, i.e. Western Europe.

Sales of seatbelt products (including seat sub-systems) declined by 8% to $529 million. Currency effects reduced sales by 6%. The decline of 2% in organic sales was due to the unfavorable vehicle model mix in Europe and weak demand for non-core seat component products.

Sales by Region

Reported sales from Autoliv's European companies dropped by 15% to $822 million and organic sales by 7% (i.e. excluding currency effects of 8%). Organic sales were affected by the negative model mix in European light vehicle production and by the expiration of certain frontal airbag contracts. European sales were also reduced by 1% by the transfer of certain Honda business to Japan. These unfavorable effects were partially offset by increased curtain airbag sales to, for instance, Audi's Pikes Peak, Citroën's C6, Opel's Zafira, Skoda's Octavia, Toyota's Corolla and Yaris. The up-coming launch of Peugeot's 207 model also started to add sales toward the end of the quarter.

Sales from Autoliv's North American companies increased by almost 2% to $450 million due to strengthening demand for curtain airbags (up 35%) and market share gains in safety electronics (up 34%). Sales of side airbags for chest protection and steering wheels also grew, while sales were adversely impacted by fierce competition in frontal airbags and by continued phase-out of unprofitable airbag inflators. The strong sales performance in curtain airbags was driven by new business for Chrysler's Dodge Caliber and the ramp-up of production of Buick's LaCrosse, Honda's Pilot, Hyundai's Sonata and Volkswagen's Jetta.

Sales from Autoliv's companies in Japan declined by 3% to $146 million due to negative currency effects of 10%. The organic growth of 7% was impacted by the transfer of certain Honda business from Europe to Japan, which added 5% to sales. Organic sales growth occurred in all product lines except seatbelts, spearheaded by a 32% surge in organic sales of curtain airbags. Sales were driven by strong demand for mainly Toyota's Ryu and Rav4.

Sales from Autoliv companies in the Rest of the World (RoW) rose by 15% to $150 million. Excluding currency effects of 2%, sales grew organically by 13%. All product areas contributed to the organic sales growth which was especially strong in passenger airbags (up 22%), curtain airbags (up 51%) and safety electronics (up 77%). The demand was particularly strong in China and Korea, partially as a result of new business for Kia's Optima and Sedona.

Earnings for the Three-Month Period Ended March 31, 2006

The significant negative effect on sales of currency exchange rate changes has also had a major impact on the Company's reported profits. However, excluding the currency effects, last year's favorable profit trend continued, driven by the Company's systematic and ceaseless cost-reduction activities which have included actions such as plant consolidations, moving production to low-cost countries, consolidation of the supplier base and re-designing of products. The steady underlying profit trend also reflects Autoliv's leadership position in newer, expansive segments of the market (such as curtain airbags), the Company's consistent phase-out of unprofitable or low-margin products (such as certain inflators and seat components) as well as the Company's early and aggressive expansion in Asia. All these measures taken by the Company have made it possible to manage the fierce pricing pressure in the automotive industry.

During the quarter, reported gross profit decreased by 3% or $9 million to $330 million. The decrease was, however, entirely due to currency effects which reduced gross profit by $22 million. Gross margin improved to 21.0% from 20.0% during the first quarter 2005 partly due to a $6 million capital gain from the sale of the recently closed airbag assembly facility in the U.K. Excluding this capital gain, gross margin in the first quarter improved to 20.7%. The improvement was mainly the result of substantial reductions in labor costs, primarily reflecting the Company's comprehensive moves of production to low cost countries over the last several years (see also the "Headcount" section below). However, the margin improvement also reflects the temporary slow-down in new vehicle model launches which resulted in unusually low start-up costs for Autoliv in areas such as over-time, freight and scrap.

Operating income rose by 9% to $141 million - despite a 7% unfavorable currency effect - and operating margin rose to 9.0% from 7.6%. Last year, operating income was reduced by $11 million for the plant closure in the UK. This year, the above-mentioned capital gain improved operating margin by 0.4 percentage points. Excluding these effects, operating margin rose from 8.3% to 8.6% despite the relatively sharp decline in reported sales. The operating margin increase was due to the improvement in gross margin.

Selling, general and administrative expenses decreased by 5% but increased in relation to sales to 5.2% from 5.1% due to the relatively sharp drop in reported sales. The effect of FAS-123(R) was less than 0.1 percentage points. This new accounting statement requires companies to expense share-based payments to employees in the financial statements based on their fair market value.

Income before taxes grew by 8% to $133 million. Net interest expense stood unchanged despite a 40% increase in the average net debt from the first quarter of 2005. The adverse effect of higher debt was offset by interest rate savings of $6 million from the Jobs Creation Act transactions that Autoliv undertook towards the end of 2005.

Net income rose by 22% to $95 million as a result of the improved operating income and a lower effective tax rate. The effective tax rate for the first quarter of 2006 was 26.2%. This compares with 33.7% in the first quarter of 2005 and a previously forecasted rate of 33% for the full year 2006. During the quarter, several subsidiaries completed studies of R&D tax credit eligibility and concluded that they are able to substantially increase the benefit they claim for these credits for both 2005 and 2006. The 2005 catch-up effect was recorded entirely in the quarter. Excluding this catch-up effect, the effective rate for the quarter would have been approximately 32%. Excluding the R&D catch-up effect, the effective rate for the full year 2006 is now expected to be around 32%.

Earnings per share rose by 35% to $1.13 from 84 cents in the first quarter 2005. Of this increase of 29 cents in earnings per share, 12 cents was due to a lower effective tax rate and 7 cents to the stock repurchase program. (The average number of shares outstanding decreased by 9% to 84.0 million). Currency effects had a 9-cent negative effect.

Reported return on capital employed grew to 18% from 16% and reported return on equity rose to 16% from 12%.

LIQUIDITY AND SOURCES OF CAPITAL

Operations continued to generate positive cash flow. Before investing activities, cash flow amounted to $139 million and to $76 million after investing activities, compared to $90 million and $12 million, respectively, in the first quarter 2005. Cash flow after investing activities was boosted by $23 million primarily from the sale of the former airbag assembly facility in the U.K.

Capital expenditures, net, decreased by 22% or $17 million to $61 million due to $23 million sales of assets. Depreciation and amortization amounted to $73 million.

Autoliv continues to meet its target that working capital should not exceed 10% of annual sales, although working capital did increase to 9.1% of sales at the end of the quarter from 8.3% at the beginning and from 8.5% at the end of the first quarter 2005.

In relation to sales days, receivables stood at 75 days both during the quarter and a year ago. Days inventory was 30, a decline from 34 days at the end of the previous quarter and an increase from 29 days a year ago.

During the quarter, net debt increased by $18 million to $895 million, while net debt to capitalization stood unchanged at 27% despite share repurchases and cash dividend payments totaling $83 million. Compared to a year ago, net debt rose by $244 million and net debt to capitalization by 7 percentage points from 20%. Gross debt increased during the quarter by $416 million to $1,312 million due to stock repurchases, dividends paid and the temporary effects of the Jobs Creation Act transactions.

Autoliv's policy is to maintain a net debt position that is significantly below 3.0 times EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) and an interest coverage ratio significantly above 2.75 times. On March 31, these ratios were 1.1 and 14.5, respectively. At the end of the first quarter 2005, these ratios were 0.9 and 14.8, respectively.

During the quarter, equity decreased by $2 million to $2,314 million or to $27.91 per share. Equity increased by $95 million from net income, by $7 million from the exercise of stock options and by $6 million from favorable currency effects. Equity decreased by $56 million from share repurchases, $27 million from accrued dividends and by $27 million from dividend payments.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

HEADCOUNT

Total headcount (employees plus temporary hourly workers) increased by 450 during the quarter to 39,300 from an unseasonably low level at the beginning of the quarter due to extended shutdowns of many car plants over the holiday season. However, in high-labor-cost countries headcount continued to decline. The decline was almost 300, while headcount in low-labor-cost countries increased by more than 700.

As a consequence, 41% of headcount (and 44% of permanent employees excluding temporaries) are currently in low-labor-cost countries compared to 37% (and 40%, respectively) a year ago and less than 10% seven years ago, when the reallocation of production started to accelerate. Of total headcount, 13% are temporary workers (primarily in high-labor-cost countries).

PROSPECTS

During the second quarter of 2006, light vehicle production in the Triad is expected to decline by 2% primarily due to an 8% drop in Western Europe where Autoliv generates more than 50% of revenues. In addition, the European vehicle model mix is expected to continue to be unfavorable for Autoliv. In North America light vehicle production is expected to decrease by slightly more than 1% and increase in Japan by 3%. Assuming that the current exchange rates prevail, sales are expected to be negatively affected by 3% from currency effects. Based on these assumptions, Autoliv's sales are expected to decline by 8% in the second quarter, and operating margin may approach the 8.7% level achieved during the same quarter 2005. The effective tax rate for the second quarter is forecasted at approximately 32%.

Despite the fact that sales are now expected to decline more in the second quarter than anticipated earlier, Autoliv maintains its guidelines for the full year 2006 that organic sales (i.e. sales excluding currency effects) will be relatively flat. Although most of Autoliv's purchased components do not contain zinc and aluminum, the dramatic price escalations on these raw materials may start to have an impact on the Company's component costs. However, we currently believe that Autoliv should be able to offset these cost increases in 2006 with lower prices on other materials.

OTHER RECENT EVENTS

Launches in the 1st quarter

  BMW's 5- and 6-series: Night Vision System
  BMW's new Z4 coupé: Safety electronics
  Fiat's new Ducato: Seatbelts
  Ford's new Galaxy: Passenger airbag, knee airbag, side airbags, Inflatable Curtains and seatbelts
  Ford's new S-max: Passenger airbag, knee airbag, side airbags, Inflatable Curtains and seatbelts
  Jaguar's new XK: Hood lifters for pedestrian protection
  Kia's new Optima: Driver airbag and passenger airbag, side airbags, Inflatable Curtains and safety electronics
  Toyota's new FJ Cruiser: Passenger airbag and Inflatable Curtains
  Toyota's new Rav4: Inflatable Curtains
  Toyota's new Yaris: Inflatable Curtains
  Volkswagen's new Eos: Passenger airbag
  Volvo's new S80: Passenger airbag, side airbags, Inflatable Curtains, seatbelts and integrated telephone

Other Significant Events
  During the first quarter, Autoliv bought back 1,050,000 shares of Company stock for $56 million at an average price of $53.18 per share. During the last twelve months, the Company has repurchased 8.8 million shares for $399 million (at an average price of $45.40 per share). In addition, Autoliv has paid quarterly dividends of $109 million during the past twelve months.
     Since the repurchasing program was adopted in 2000, the Company has bought back 21 million shares for $754 million at an average price of $35.76 per share compared to the share price at the end of the quarter of $56.58. This 58% increase in the potential market value of the investment compares favorably with the 20% reduction in the number of shares outstanding due to the share repurchases. Under the existing authorizations, an additional 9 million shares can be repurchased.
  Autoliv has opened a new plant in Shanghai, which is the Company's eighth plant in China and the Company's fifth manufacturing facility globally for safety electronics. The new unit will have the capacity to increase Autoliv's sales of electronic control units for airbags by nearly 20% when the current phase is completed in a few years. The investment, which is expected to total $20 million, includes a technical department for engineering support to the expanding Chinese vehicle industry.
  Autoliv has recently received a record-breaking number of customer awards for its performance during 2005. From Toyota, Autoliv received a Value Improvement Award for "active quality management efforts" and Autoliv's "contribution to the quality of Toyota's vehicles". Toyota also honored Autoliv's European organization with two Achievement Awards in project management and cost management for the smooth closure of Autoliv's U.K. airbag assembly plant and the seamless move of this production to Turkey and other countries. Autoliv Turkey also got a separate award for Quality from Toyota.
     In February, Autoliv received Honda's Supplier of Excellence Award. This was in recognition of "persistent implementation of value engineering/value added activities". In January, Autoliv was honored with GM's Outstanding Performance Award for "performance in quality, cost, launch and delivery, as well as contributions to production and concept vehicles".
  Autoliv's U.S. facility in Promontory, Utah, which manufactures propellants for airbag inflators, has been awarded the Shingo Prize for Excellence in Manufacturing, which is "the Nobel Prize in Manufacturing" according to Business Week magazine.

DIVIDEND

The Company has declared a quarterly dividend of 32 cents per share which will be paid on June 1 to shareholders of record as of May 4, 2006. The ex-date, when the stock trades without the right to the dividend, is May 2, 2006.

NEXT REPORT

Autoliv intends to publish the quarterly report for the second quarter on Wednesday (Please note: not Thursday) July 26, 2006.

ANNUAL GENERAL MEETING OF SHAREHOLDERS

The Annual General Meeting of Shareholders will be held in Chicago on May 4, 2006. Shareholders of record at the close of business on March 7 are entitled to be present and vote at the Meeting.

Notice of the General Meeting, the Annual Report, the Proxy Statement and the Proxy Card were mailed in March to Autoliv's shareholders.

Shareholders are urged to return their proxy cards whether or not they plan to attend the Meeting.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2006, our future contractual obligations have not changed significantly from the amounts reported within our 2005 Annual Report on Form 10-K.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the information that was provided in the Company's 2005 Annual Report on Form 10-K filed with the SEC on February 28, 2006.

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

(b)

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In December 2003, a U.S. Federal District Court awarded a supplier of Autoliv ASP, Inc. approximately $27 million plus pre-judgment interest of $6 million in connection with a commercial dispute. Autoliv has appealed the verdict and the supplier has cross-appealed in regard to the calculation of the amount of pre-judgment interest. The appeal and the cross-appeal are currently pending before the United States Court of Appeals for the Federal Circuit. Briefing and oral argument before the Court of Appeals is completed and decision is expected within approximately two to five months. While legal proceedings are subject to inherent uncertainty, Autoliv believes that it has meritorious grounds for appeal, which would result in a new trial, and that it is possible that the judgment could be eliminated or substantially altered. Consequently, in the opinion of the Company's management, it is not possible to determine the final outcome of this litigation at this time. It cannot be assured that the final outcome of this litigation will not result in a loss that will have to be recorded by the Company.

The Company believes that it is currently adequately insured against product and other liability risks, at levels sufficient to cover potential claims, but Autoliv cannot be assured that the level of coverage will be sufficient in the future or that such coverage will be available on the market.

ITEM 1A.	RISK FACTORS

There have been no material changes in the information that was provided in the Company's 2005 Annual Report on Form 10-K filed with the SEC on February 28, 2006.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock repurchase program

During the first quarter of 2006, Autoliv has repurchased 1,050,000 shares for $55.8 million at an average price of $53.18. Since the repurchasing program was adopted in 2000, Autoliv has bought back 21.1 million shares at an average price of $35.76 per share. Under the existing authorizations, another 8.9 million shares could be repurchased. Below is a summary of Autoliv's common stock repurchases by month for the quarter ended March 31, 2006:

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE

	Total No. of	Average Price in USD	Total No. of	Average Price in USD	Total No. of Shares	Average Price in USD	Maximum No. of Shares
	Shares Purchased	Paid per Share	Shares Purchased	Paid per Share	Purchased as Part of Publicly	Paid per Share	that may yet be Purchased
Date					Announced Plans or Programs		under the Plans or Programs

Jan 1-
Jan 31
Total	0	0	0	0	0	0	10,000,000

Feb 1-
Feb 28
Total	212,500	52.9062	187,500	52.6915	400,000	52.8056	9,600,000

Mar 1-
Mar 31
Total	325,000	53.3947	325,000	53.4120	650,000	53.4033	8,950,000

Total	537,500	53.2016	521,500	53.1484	1,050,000	53.1756	8,950,000

1) Announcement of share buy back program with authorization to buy back 10 million shares made on May 9, 2000.
2) Announcement of expansion of existing share buy-back program from 10 million shares to 20 million shares made on April 30, 2003.
3) Announcement of expansion of existing share buy-back program from 20 million shares to 30 million shares made on December 15, 2005.
4) The share buy-back program does not have an expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1

Autoliv's Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-23813, filing date June 13, 1997) (the "Registration Statement").

3.2	Autoliv's Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Registration Statement.
4.1

Rights Agreement, dated as of December 4, 1997, between Autoliv and First Chicago Trust Company of New York incorporated herein by reference to Exhibit 3 to Autoliv's Registration Statement on Form 8-A (File No. 1-12933, filing date December 4, 1997).

10.1

Facilities Agreement, dated November 13, 2000, among Autoliv, Inc. and the lenders named therein, as amended by amendment dated November 5, 2001, as further amended by amendment dated December 12, 2001, and as further amended by amendment dated June 6, 2002, is incorporated herein by reference to Exhibit 10.1 on Form 10-K (File No. 1-12933, filing date July 2, 2002).

10.2	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv's Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997).
10.3	Amendment No. 1 to Autoliv, Inc. Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002).
10.4	Form of Employment Agreement between Autoliv, Inc. and its executive officers, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002).
10.5

Form of Supplementary Agreement to the Employment Agreement between Autoliv and certain of its executive officers, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002).

10.6	Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Lars Westerberg, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002).
10.7	Form of Severance Agreement between Autoliv and its executive officers, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002).
10.8	Pension Agreement, dated November 26, 1999, between Autoliv AB and Lars Westerberg, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002).
10.9*	Form of Amendment to Employment Agreement - notice.
10.10*	Form of Amendment to Employment Agreement - pension.
10.11*	Form of Agreement - additional pension.
10.12**	Amendment No.2 to the Autoliv, Inc. 1997 Stock Incentive Plan.
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

Date: May 4, 2006

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist

________________
Magnus Lindquist
Vice President
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)