Form 10-Q
period 2006-06-30
AUTOLIV INC
filed 2006-07-28
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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
Yes: [ ]   No: [x]
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of July 26, 2006, there were 82,132,173 million shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts but forward-looking statements that involve risks and uncertainties that could cause Autoliv, Inc.'s ("Autoliv" or the "Company") results to differ materially from what is projected, including but not limited to the following: higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending and future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or governmental action; labor disputes; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including currency exchange rate fluctuations and other factors. Except for the Company's ongoing obligation to disclose material information under the federal securities laws, the Company undertakes no obligations to update publicized information and forward-looking statements whether as a result of new information or future events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
1.1 Basis of Presentation
1.2 Receivables
1.3 Inventories
1.4 Restructuring
1.5 Product Related Liabilities
1.6 Comprehensive Income
1.7 Stock Incentive Plan
1.8 New Accounting Pronouncements
1.9 Income Taxes
1.10 Retirement Plans
1.11 Contingent Liabilities
1.12 Debt and Credit Agreements
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
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter April - June		First 6 months
	2006	2005	2006	2005
Net sales
- Airbag products	$1,065.7	$1,087.3	$2,104.5	$2,217.7
- Seatbelt products	542.2	567.3	1,071.3	1,130.5
Total net sales	1,607.9	1,654.6	3,175.8	3,348.2

Cost of sales	(1,264.6)	(1,306.6)	(2,502.5)	(2,661.6)
Gross profit	343.3	348.0	673.3	686.6

Selling, general & administrative expenses	(81.8)	(84.5)	(163.5)	(170.9)
Research, development & engineering expenses	(110.3)	(110.5)	(213.2)	(221.4)
Amortization of intangibles	(3.8)	(4.4)	(7.6)	(7.4)
Other income (expense), net	(6.0)	(5.0)	(7.1)	(14.3)
Operating income	141.4	143.6	281.9	272.6

Equity in earnings of affiliates	1.7	2.0	3.1	4.0
Interest income	2.1	2.1	4.7	4.4
Interest expense	(10.9)	(13.9)	(21.6)	(24.5)
Other financial items, net	(1.9)	(.4)	(2.6)	(.3)
Income before income taxes	132.4	133.4	265.5	256.2

Income taxes	(43.9)	(44.7)	(78.8)	(86.1)
Minority interests in subsidiaries	(5.7)	(3.1)	(9.3)	(6.6)
Net income	$82.8	$85.6	$177.4	$163.5

Earnings per share - basic	$1.00	$.94	$2.14	$1.79
Earnings per share - diluted	$1.00	$.94	$2.13	$1.78
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	83.0	91.2	83.4	91.8
Number of shares outstanding, net of treasury shares and excluding dilution (in millions)	82.1	90.0	82.1	90.0
Cash dividend per share - paid	$.32	$.30	$.64	$.55

See "Notes to unaudited consolidated financial statements".

CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)

	June 30	December 31
	2006	2005
	(unaudited)
Assets
Cash & cash equivalents	$125.8	$295.9
Receivables	1,278.3	1,149.0
Inventories	491.3	485.4
Other current assets	163.9	232.2
Total current assets	2,059.3	2,162.5

Property, plant & equipment, net	1,120.9	1,080.7
Investments and other non-current assets	158.2	142.9
Goodwill	1,532.4	1,524.8
Intangible assets, net	147.0	154.3
Total assets	$5,017.8	$5,065.2

Liabilities and shareholders' equity
Short-term debt	$82.0	$508.4
Accounts payable	743.4	682.6
Accrued expenses	324.1	305.1
Other current liabilities	326.3	268.2
Total current liabilities	1,475.8	1,764.3

Long-term debt	959.2	757.1
Pension liability	56.6	49.6
Other non-current liabilities	110.9	112.4
Minority interests in subsidiaries	72.2	65.7
Shareholders' equity	2,343.1	2,316.1
Total liabilities and shareholders' equity	$5,017.8	$5,065.2

See "Notes to unaudited consolidated financial statements"

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)

	Quarter April - June		First 6 months
	2006	2005	2006	2005

Operating activities
Net income	$82.8	$85.6	$177.4	$163.5
Depreciation and amortization	75.7	78.9	148.7	162.0
Deferred taxes and other	1.1	16.6	.8	23.1
Changes in operating assets and liabilities	2.6	(70.5)	(26.2)	(148.4)
Net cash provided by operating activities	162.2	110.6	300.7	200.2

Investing activities
Capital expenditures	(76.2)	(88.7)	(160.1)	(168.5)
Proceeds from sale of property, plant and equipment	6.6	.4	29.4	1.8
Acquisitions of businesses and other, net	1.8	1.0	.4	1.6
Net cash used in investing activities	(67.8)	(87.3)	(130.3)	(165.1)

Financing activities
Net increase (decrease) in short-term debt	(325.4)	(102.3))	(348.9)	(134.0))
Issuance of long-term debt	166.9	214.9	295.2	214.9
Repayments and other changes in long-term debt	(65.4)	(39.1)	(158.5)	(68.9)
Dividends paid	(26.6)	(27.4)	(53.4)	(50.4)
Shares repurchased	(46.8)	(65.7)	(102.7)	(100.7)
Stock options exercised	1.4	.8	5.5	3.6
Minority interests and other, net	(.1)	(5.5)	(.3)	(5.2)
Effect of exchange rate changes on cash	11.5	(8.0)	22.6	(16.6)
Increase (decrease) in cash and cash equivalents	(190.1)	(9.0)	(170.1)	(122.2)

Cash and cash equivalents at period-start	315.9	116.0	295.9	229.2
Cash and cash equivalents at period-end	$125.8	$107.0	$125.8	$107.0

See "Notes to unaudited consolidated financial statements"

KEY RATIOS (UNAUDITED)
	Quarter April - June		First 6 months
	2006	2005	2006	2005

Earnings per share - basic1)	$1.00	$.94	$2.14	$1.79
Earnings per share - diluted1)	$1.00	$.94	$2.13	$1.78
Equity per share	28.54	27.96	28.54	27.96
Cash dividend per share - paid	.32	.30	.64	.55
Operating working capital, $ in millions 2)3)	568	576	568	576
Capital employed, $ in millions	3,256	3,254	3,256	3,254
Net debt, $ in millions 3)	913	737	913	737
Net debt to capitalization, % 3)4)	27	22	27	22

Gross margin, % 5)	21.4	21.0	21.2	20.5
Operating margin, % 6)	8.8	8.7	8.9	8.1

Return on shareholders' equity, %	14.2	13.4	15.3	12.6
Return on capital employed, %	17.7	17.9	17.7	17.0

Weighted average no. of shares in millions 7)	83.0	91.2	83.4	91.8
No. of shares at period-end in millions 6)	82.1	90.0	82.1	90.0
No. of employees at period-end	34,200	34,300	34,200	34,300
Headcount at period-end	40,100	39,600	40,100	39,600
Days receivables outstanding 8)	71	79	73	78
Days inventory outstanding 9)	30	29	30	29

1)Net of treasury shares
2)Short- and long-term interest bearing liabilities and related derivatives, less cash and cash equivalents
3)See tabular presentation reconciling this non-GAAP measure to GAAP in the Management's Discussion & Analysis of Financial Condition and Results of Operations
4)Net debt in relation to net debt, minority and equity
5)Gross profit relative to sales
6)Operating income relative to sales
7)Net of treasury shares and excluding dilution
8)Outstanding receivables relative to average daily sales
9)Outstanding inventory relative to average daily sales

See "Notes to unaudited consolidated financial statements"

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are dollars in millions, except for per share amounts) June 30, 2006

1. Basis of Presentation

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

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's reporting periods in this report consist of thirteen week periods, ending on the Friday closest to the last day of the calendar month. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

In the first quarter of 2006 the Company began accruing dividends when declared by the Board of Directors. The effect of this change, recorded in "Other current liabilities", is not material to the Company's financial position for any period presented.

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

The filings with the SEC of Autoliv's annual report, annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents can also be obtained free of charge from Autoliv at the Company's address. These documents are also available at the SEC's website, www.sec.gov and at the Company's corporate website www.autoliv.com.

2. Receivables

During the second quarter of 2006 the Company has sold receivables relating to selected customers to various external financial institutions without recourse. These factoring agreements have the effect of reducing net debt, reducing accounts receivable and days sales outstanding. The Company received $58 million in cash net of discount of $0.3 million.

3. Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserve:

	June 30, 2006	December 31, 2005

Raw material	$178.2	$166.8
Work in progress	204.5	206.7
Finished products	108.6	111.9
	$491.3	$485.4

4. Restructuring

2005

In 2005, employee-related restructuring provisions of $19.6 million were made for severance costs related to plant consolidation, primarily in the United Kingdom, Australia and France. The provision has been charged against "Other income (expense), net" in the income statement. The change in liability during 2005 is mainly related to a resolution of a legal dispute. The table below summarizes the change in the balance sheet position of the total restructuring reserves from December 31, 2004 to December 31, 2005.

	December 31	Cash	Change in	Translation	December 31
	2004	payments	reserve	difference	2005

Restructuring - employee related	$4.7	$(15.7)	$19.6	$(.8)	$7.8
Liability	16.2	-	(6.0)	(.7)	9.5
Total reserve	$20.9	$(15.7)	$13.6	$(1.5)	$17.3

During 2005, 1,054 additional persons became entitled to redundancy payments and 689 employees covered by the restructuring reserves left the Company. As of December 31, 2005, 461 employees remained who are covered by the restructuring reserves.

2006

Q1
The movements in the employee-related restructuring provisions in the quarter mainly relate to plant consolidation initiated in 2005, primarily in the United Kingdom, Australia and France. The provision has been charged against "Other income (expense), net" in the income statement. The change in liability during 2006 is mainly related to a resolution of a legal dispute resulting in cash payments. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2005 to March 31, 2006.

	December 31	Cash	Change in	Translation	March 31
	2005	payments	reserve	difference	2006

Restructuring - employee related	$7.8	$(3.4)	$3.4	-	$7.8
Liability	9.5	(4.5)	(1.3)	$.1	3.8
Total reserve	$17.3	$(7.9)	$2.1	$.1	$11.6

During the quarter, 182 employees covered by the reserves left the Company. As of March 31, 2006, 500 employees remained who are covered by the restructuring reserves.

Q2
The increase in the employee-related restructuring provisions in the quarter mainly relates to textile operations in high-cost countries. The cash payments relate to the United Kingdom, Canada and Australia for restructuring activities initiated in 2006 as well as in 2005. The provision has been charged against "Other income (expense), net" in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2006 to June 30, 2006.

	March 31	Cash	Change in	Translation	June 30
	2006	payments	reserve	difference	2006

Restructuring - employee related	$7.8	$(6.2)	$6.8	$.4	$8.8
Liability	3.8	-	(.5)	.2	3.5
Total reserve	$11.6	$(6.2)	$6.3	$.6	$12.3

During the quarter, 486 employees covered by the reserves left the Company. As of June 30, 2006, 370 employees remained who are covered by the restructuring reserves.

5. Product Related Liabilities

The Company has reserves for product risks. Such reserves are related to product performance issues, including recall, product liability and warranty issues. The Company records liabilities for product-related risks when probable claims are identified and it is possible to reasonably estimate costs. Provisions for warranty claims are estimated based on prior experience and likely changes in performance of newer products and the mix and volume of the products sold. The provisions are recorded on an accrual basis.

Cash payments have been made for recall and warranty-related issues in connection with a variety of different products and customers. The significant payments in 2005 were made in connection with ongoing recalls for the replacement of defective products.

For further explanations, see section 11 "Contingent Liabilities" below.

The table below summarizes the change in the balance sheet position of the product-related liabilities for the quarter.

	Quarter April - June
	2006	2005
Reserve at beginning of the period	$28.7	$61.0
Change in reserve	2.2	(.5)
Cash payments	(5.9)	(5.4)
Translation difference	1.0	(3.2)
Reserve at end of the period	$26.0	$51.9

6. Comprehensive Income Comprehensive Income includes net income for the year and items charged directly to equity.
	Quarter April - June		Six months Jan - June
	2006	2005	2006	2005

Net income	$82.8	$85.6	$177.4	$163.5
Minimum pension liability	(.3)	.4	(.3)	.4
Fair value of derivatives	(.6)	2.8	(1.0)	4.3
Translation of foreign operations	11.5	(83.2)	17.8	(140.4)
Other comprehensive income (loss)	10.6	(80.0)	16.5	(135.7)

Comprehensive income	$93.4	$5.6	$193.9	$27.8

7. Stock Incentive Plan

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

Beginning January 1, 2006, compensation costs for all of the Company's stock-based compensation awards are determined based on the fair value method, using a modified prospective method as defined by FAS123(R). The Company records the compensation expense for RSUs and stock options over the service lives of the employees during the vesting period. The impact of the adoption of FAS-123(R) was less than 0.1 percentage point in relation to sales.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the quarter ended June 30, 2006, are $1.0 million and $0.7 million lower, respectively, and the Company's income before income taxes and net income for the six months ended June 30, 2006 are $2.0 million and $1.4 million lower, than if it had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the quarter ended June 30, 2006 are $0.01 and $0.01 lower, respectively, and the Company's basic and diluted earnings per share for the six months ended June 30, 2006 are $0.02 and $0.02 lower, than if the Company had continued to account for share-based compensation under APB Opinion 25.

The effect of the adoption of FAS-123(R) in the first quarter of 2006 was less than 0.1 percentage point in relation to sales.

The total compensation expense for RSUs granted in 2006, 2005 and 2004 was $4.8 million, $4.6 million and $3.6 million, respectively. The weighted average fair value of options granted during 2006, 2005 and 2004 was estimated at $13.83, $13.33 and $11.11, respectively, using the Black-Scholes option-pricing model. The total compensation cost related to nonvested awards not yet recognized is $7.0 million and $2.0 million for RSUs and stock options, respectively. The weighted average period over which this cost is expected to be recognized is 2 and 0.5 years for RSUs and stock options, respectively.

Below is a pro-forma table to present how the Company's total and per share net income would have appeared had compensation costs for all of the Company's stock-based compensation awards been determined based on the fair value of such awards at the grant date, consistent with the methods of FAS-123 Accounting for Stock-Based Compensation:

	Quarter April - June	Six months Jan - June
	2005	2005

Net income as reported	$85.6	$163.5
Add:Compensation under intrinsic value method included in Net income, net of tax	.6	1.2
Deduct:Compensation under fair value
method for all awards, net of tax	(1.6)	(3.2)
Net income pro-forma	$84.6	$161.5

Earnings per share:
As reported - basic	$.94	$1.79
As reported - assuming dilution	$.94	$1.78
Pro-forma - basic	$.93	$1.77
Pro-forma - assuming dilution	$.93	$1.76

8. New Accounting Pronouncements

New accounting policies issued by the Financial Accounting Standards Board ("FASB"), which are effective on or after January 1, 2006, are the following:

Statement No.151 Inventory Cost, an amendment of ARB No. 42, Chapter 4, was issued in November 2004 and is effective for fiscal years beginning after June 2005. FAS-151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The application of FAS-151 did not have a significant impact on earnings and financial position.

Revised Statement No. 123 Share-Based Payment was issued in December 2004. On April 14, 2005, the SEC provided additional phased-in guidance regarding Statement No. 123 (R). Under the terms of this guidance the provisions became effective for the Company on January 1, 2006. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e. pro-forma disclosure is no longer an alternative to financial statement recognition). The application of FAS-123(R) did not have a materially different impact than the pro-forma earnings previously disclosed in the note to the Stock Incentive Plan.

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

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, creates a single model to address uncertainty in tax positions prescribing a minimum threshold for the recognition of tax positions. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its analysis of the impact of FIN 48.

9. Income Taxes

The effective tax rate for the first six months of 2006 was 29.7%, which compares with 33.6% in the first half of 2005. During the first quarter, several subsidiaries completed studies of R&D tax credit eligibility and concluded that they are able to substantially increase the benefit claimed for these credits for both 2005 and 2006. The 2005 catch-up effect was recorded entirely in the first quarter. During the second quarter, several subsidiaries recorded adjustments to their estimates of prior year income tax provisions. Excluding these catch-up effects the effective rate for the six-month period would have been approximately 32%.

At June 30, 2006, the Company had approximately $115 million of reserves for income taxes that may become payable in future periods as a result of tax audits. The Company provides reserves on the basis that all issues in all open years will be examined by tax authorities. At any given time the Company is undergoing tax audits in several tax jurisdictions and covering multiple years. The Company expects the completion of certain tax audits and the closure of certain tax years in the near term and believes that it is reasonably possible that a high proportion of the reserves could be released into income during fiscal year 2006.

10. Retirement Plans

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

The main defined benefit plan is a U.S. plan, for which the funding policy is that the funding level will target meeting the accrued benefit obligation (ABO).

The Company has frozen participation in the U.S. pension plans to include only those employees hired as of December 31, 2003.

The Company's main non-U.S. defined benefit plan is the U.K plan. The U.K. defined benefit plan was subject to a significant curtailment in 2005 in connection with a plant closure.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three months ended June 30, 2006.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company's Annual Report for the year ended December 31, 2005.

The components of the total net benefit cost associated with the Company's defined benefit retirement plans are as follows:

	Quarter April - June		Six months Jan - June
	2006	2005	2006	2005

Service cost	$3.8	$4.7	$7.6	$9.3
Interest cost	3.0	2.5	5.9	5.2
Expected return on plan assets	(2.8)	(2.0)	(5.6)	(4.0)
Amortization of prior service cost	0.2		.1	.4
Amortization of net (gain) loss	.6	.2	1.2	.5
Net periodic benefit cost	$4.6	$5.6	$9.2	$11.4

11. Contingent Liabilities

For information on legal proceedings, see Part II - Other Information, under Item 1.

Product Warranty and Recalls
Autoliv is exposed to product liability and warranty claims in the event that its products fail to perform as expected and such failure results, or is alleged to result, in bodily injury and/or property damage. We cannot assure that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as expected. Accordingly, the future costs of warranty claims by our customers may be material. However, we believe our established reserves are adequate to cover potential warranty costs. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the appropriateness of these reserves, and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

The table in section 5 "Product-Related Liabilities" above summarizes the change in the balance sheet position of the roduct-related liabilities during the quarter.

12. Debt and Credit Agreements

In the second quarter of 2006, a €300 million Eurobond together with the related hedging instruments matured, as disclosed in the Note 12 of the Company's Annual Report for the year ended December 31, 2005. The Company has issued U.S. commercial paper, which is classified as long-term debt, and used available cash balances to repay the matured financial instruments. The Company has also issued $310 million equivalent of SEK denominated medium-term notes in the reporting period to extend its maturity profile and has repaid SEK commercial paper to off-set the issuance of the medium-term notes.

The result of the above is that "short-term debt" has decreased by $426 million since the beginning of the year. "Cash and cash equivalents" have decreased by $170 million. "Long-term debt" has increased by $202 million and the related derivative assets presented in "Other current assets" have decreased by $93 million since the beginning of the year.

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

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol "ALV" and Swedish Depositary Receipts representing shares of Autoliv common stock trade on the Stockholm Stock Exchange under the symbol "ALIV". Options in Autoliv shares are traded in Philadelphia and AMSE under the symbol "ALV".

Non-GAAP financial measures

Some of the following discussions refer to non-GAAP financial measures: see "Organic sales", "Operating working capital", "Net debt", "Leverage ratio" and "Interest coverage ratio". Management believes that these non-GAAP financial measures assist investors in analyzing trends in the Company's business. Investors should consider these non-GAAP financial measures in addition to, rather than as a substitute for, financial reporting measures prepared in accordance with GAAP. These non-GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to GAAP. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

Market Overview

During the quarter, light vehicle production in the Triad (i.e. Europe, North America and Japan) is estimated to have stood almost unchanged compared to the second quarter 2005. At the beginning of the quarter, light vehicle production was expected to decline by 2%.

In Europe, (including Eastern Europe), where Autoliv generates more than half of its revenues, light vehicle production decreased by 3% due to an overall 7% drop in Western Europe. Both declines were somewhat less than expected which helped Autoliv exceed its sales forecast. In Eastern Europe, light vehicle production is reported to have risen by 13%.

In North America, which accounts for a quarter of Autoliv's consolidated revenues, light vehicle production was flat and 1% better than expected. "The Big 3" (i.e. GM, Ford and Chrysler) reduced their production by 1%, while the Asian and European vehicle manufacturers increased their production in North America by 1%. Since Autoliv has a higher sales value per vehicle with the Asian and European manufacturers than with an average Big-3 vehicle, the North American vehicle build mix was advantageous for Autoliv.

In Japan, which accounts for nearly one tenth of Autoliv's consolidated sales, light vehicle production increased by 6%, almost twice as much as expected.

Autoliv's market is driven not only by vehicle production but also by the fact that new vehicle models are being equipped with an increasing amount of airbags and other safety systems. For instance, Ford recently announced that it is "moving aggressively to make side airbags and air curtains ... standard equipment".

Consolidated Sales

The Company has substantial operations outside the United States and currently, approximately 75% of the sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the U.S. sensitive to changes in the U.S dollar exchange rates. The measure "Organic sales" presents the increase or decrease in our overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations. The tabular reconciliation below presents the change in "Organic sales" reconciled to the change in the total net sales as can be derived from our audited financial statements.

Reconciliation of the change in "Organic sales" to GAAP financial measure Components of net sales increase (decrease) Quarter April - June, 2006 (All amounts are Dollars in millions)

	Europe		N. America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$

Organic sales change	(7.6)	(71.8)	.6	2.7	10.8	13.6	12.7	18.8	(2.2)	(36.8)
Impact of acquisitions/divestments	-	-	-	-	-	-	-	-	-	-
Effect of exchange rates	(.5)	(5.4)	-	.1	(5.5)	(6.9)	1.5	2.2	(.6)	(9.9)
Reported net sales change	(8.1)	(77.2)	.6	2.8	5.3	6.7	14.2	21.0	(2.8)	(46.7)

Autoliv's consolidated net sales declined by 3% to $1,608 million compared to the second quarter 2005. Currency effects reduced sales by less than 1%. Consequently, organic sales (i.e. U.S. GAAP sales excluding currency translation effects and acquisitions/divestitures) decreased by 2% compared to an expected decline of 5%. Organic sales exceeded expectations partly due to the fact that the temporary negative model mix in European vehicle production was less significant than previously assumed. This mix effect is due to ongoing change-overs in vehicle models.

Organic sales grew in all regions except Europe where the sales decline was caused by the drop in West European vehicle production. Sales were driven by Autoliv's strong position in "The Rest of the World" (i.e. mainly Korea and China) where both the increase in vehicle production and the increase in the safety content per vehicle is stronger than in the traditional markets within the Triad. The Company's sales were also driven by the continued introduction of Autoliv's curtain airbag, the Inflatable Curtain, into an increasing number of vehicle models. In addition, Autoliv gained market share in steering wheels and safety electronics. These favorable trends, however, were not enough to entirely offset the negative effects of weak European vehicle production, continued pricing pressure from customers, strong competition in frontal airbags and the continued phase-out of unprofitable products.

Sales by Region

Reported sales from Autoliv's European companies dropped by slightly more than 8% to $871 million and by slightly less than 8% excluding currency effects. This decline in organic sales reflects the 7% drop in the West European light vehicle production. Sales were also negatively impacted by the expiration of certain frontal airbag contracts. Thanks to market share gains, organic sales of seatbelts stood almost unchanged despite the sharp decline in West European vehicle production. The penetration rate for curtain airbags continues to increase as evidenced by the introduction of the Inflatable Curtain into vehicle models such as Audi's Q7; Chrysler's Jeep Grand Cherokee; Ford's Galaxy; Opel's Zafira; Peugeot's 207; and Toyota's Avensis, Corolla, Verso and Yaris.

Sales from Autoliv's North American companies increased by 1% to $435 million despite flat North American light vehicle production. Autoliv's performance reflects a favorable customer mix, market share gains in electronics and steering wheels, as well as the introduction of curtain airbags (up 21%) into vehicle models such as Buick's LaCrosse; Chrysler's Jeep Compass and Dodge Caliber; Honda's Pilot; Nissan's Versa; Toyota's Sienna and Volkswagen's Jetta. Sales were negatively impacted by the expiration of certain frontal airbag contracts and the continued phase-out of unprofitable inflators for airbags.

Sales from Autoliv's companies in Japan rose by 5% to $133 million. Excluding negative currency effects of 6%, organic sales grew by 11%. Growth of organic sales was driven by sales of curtain airbags for Honda's CRV and Toyota's Land Cruiser, Rav4, Ryu and 4Runner. Sales were also supported by market share gains in steering wheels. Sales were negatively impacted by the expiration of certain seatbelt contracts.

Sales from Autoliv companies in the Rest of the World (RoW) surged by 14% to $169 million, including currency effects of 1%. Growth of organic sales of 13% was driven by airbag sales spearheaded by a doubling of the sales of curtain airbags. Sales were also supported by business for Hyundai's Lavita and Sonata; Kia's Sorento, Roche, Carens and Grand Carnival; and Samsung's SM5.

Sales by Product

Sales of airbag products (including electronics and steering wheels) decreased by 3% to $1,066 million, including a 1% negative currency effect. The decrease of 2% in organic sales was due to the decline in West European vehicle production, the expiration of certain frontal airbag contracts and the phase-out of unprofitable airbag inflator contracts. Most of the decline was offset by higher sales for curtain airbags (organic sales up 11%), and market share gains in electronics and steering wheels.

Sales of seatbelt products (including seat sub-systems) declined by 3% to $542 million, including a 1% negative currency effect. The decrease in organic sales of 2% was due to weak demand for non-core seat component products. Due to the decline in production in Western Europe and by the Big 3, organic sales of seatbelt systems declined marginally.

Earnings for the Three-Month Period Ended June 30, 2006

Operating margin rose to 8.8% from 8.7%. The fact that Autoliv continues to offset the pressure on margins from customers and from the 3% sales decline in the quarter is due to the Company's systematic and relentless cost reduction activities, which include plant consolidations, movement of production to low-cost countries and consolidation of the supplier base. Margin improvement is also due to the phase-out of unprofitable and low-margin airbag inflators and seat components, as well as expansion in Asia and in side airbags.

During the quarter, gross profit decreased by 1% or $5 million to $343 million due to the 3% decline in consolidated sales. However, gross margin improved to 21.4%, the highest level since "the airbag boom" in the 1990's. The improvement from 21.0% from the same period last year is primarily a function of lower labor costs which reflect significant headcount reductions in high-labor-cost countries such as the closure last year of two plants and other downsizing in high-cost countries.

Operating income decreased by 2% or $2 million to $141 million because of the sales decline caused by weak West European vehicle production. R,D&E expenditures stood unchanged but rose in relation to sales to 6.9% from 6.7% in support of new contracts and other undertakings in electronics. During the quarter the operating income was negatively affected by employee-related expenses of $6.6 million in connection with restructuring of (mainly textile) operations in high-cost countries. During the quarter 486 employees covered by the restructuring reserves left the Company.

Income before taxes amounted to $132 million compared to $133 million for the same quarter 2005. A $6 million favorable net interest expense effect from the Jobs Creation Act transactions that Autoliv undertook last year, was partly offset by a $3 million negative impact from a 30% increase in average net debt and from higher floating interest rates. Other financial items of $2 million include exchange rate losses on loans in foreign currencies.

Net income declined by 3% to $83 million. The effective tax rate was 33.2% - almost the same level (33.5%) as a year ago - but minority interest rose to $6 million from $4 million as a reflection of Autoliv's success in Asia where many Autoliv subsidiaries still are not wholly-owned. During the quarter, several subsidiaries recorded adjustments to their estimates of prior year income tax provisions. Excluding these adjustments, the effective tax rate would have been around the expected 32%.

Earnings per share improved to $1.00 from 94 cents. This was the highest earnings per share ever for a second quarter - despite the lower net income - which reflects Autoliv's commitment to create shareholder value by optimizing the Company's capital structure for shareholders. Earnings per share was boosted by 6 cents from the stock repurchase program and by 1 cent from currency effects. The average number of shares outstanding decreased by 9% to 83.0 million.

Return on capital employed amounted to 18% and return on equity to 14% compared to 18% and 13%, respectively, in the second quarter 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

Market overview

During the six-month period January through June 2006, light vehicle production in the Triad increased by 2%.

In Europe, light vehicle production increased by just over 1% due to a 15% increase in Eastern Europe, while light vehicle production in Western Europe declined by nearly 2%.

In North America, light vehicle production rose by 2%. The Asian and European vehicle manufacturers increased their North American production by 6%, while GM, Ford and Chrysler reduced their production by 1%. This customer and vehicle model mix was favorable for Autoliv due to the Company's strong market position with the Asian and European vehicle manufacturers.

In Japan, light vehicle production increased by 4% in the first six-month period.

Consolidated Sales
Reconciliation of the change in "Organic sales" to GAAP financial measure Components of net sales increase (decrease) First 6 months, 2006 (All amounts are Dollars in millions)

	Europe		N. America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$

Organic sales change	(7.1)	(136.8)	1.0	9.0	8.8	24.4	13.0	36.2	(2.0)	(67.2)
Impact of acquisitions/divestments	-	-	-	-	-	-	-	-	-	-
Effect of exchange rates	(4.6)	(88.4)	.2	1.7	(8.2)	(22.9)	1.6	4.4	(3.2)	(105.2)
Reported net sales change	(11.7)	(225.2)	1.2	10.7	.6	1.5	14.6	40.6	(5.2)	(172.4)

For the year's first six months, sales decreased by 5% to $3,176 million, including negative currency translation effects of 3%. The 2% decline in organic sales was due to a similar drop in West European vehicle production, the expiration of certain frontal airbag contracts and the phase-out of unprofitable airbag inflators. These negative effects were partially offset by strong demand for curtain airbags and higher market share for electronics.

Sales of airbag products decreased by 5% to $2,105 million. Excluding currency effects of 3%, organic sales declined by 2% due to the decline in West European vehicle production, the phase-out of unprofitable airbag inflators and the expiration of certain frontal airbag contracts.

Sales of seatbelt products decreased by 5% to $1,071 million including 3% from currency effects. The decline in organic sales of 2% was mainly the result of weak vehicle production in Western Europe.

Sales from Autoliv's European companies decreased by 12% to $1,693 million of which 5% was due to currency effects. In addition to the drop in West European vehicle production, organic sales declined by 7% because of a temporary unfavorable vehicle model mix caused by several important vehicle model change-overs.

Sales from Autoliv's North American companies increased by 1% to $885 million. The negative effects from expired contracts in frontal airbags and inflators were offset by a favorable customer mix, strong demand for the Inflatable Curtain and market share gains in electronics.

Sales from Autoliv companies in Japan increased by 1% to $279 million despite an 8% negative currency effect. Growth in organic sales of 9% was mainly driven by strong performance in curtain airbags and market share gains in steering wheels.

Sales from Autoliv companies in the Rest of the World rose by 15% to $319 million including currency effects of 2%. Growth in organic sales of 13% was driven by a 26% increase in airbags. Organic sales of electronics jumped 61%, although from a low level.

Earnings for the Six-Month Period Ended June 30, 2006

Gross profit decreased by 2% or $13 million to $673 million due to a 4% negative currency effect and 5% lower sales. Gross margin, however, improved to 21.2% from 20.5%, mainly due to Autoliv's cost reduction activities.

Operating income increased by 3% or $9 million to $282 million - despite lower sales and a 3% negative currency effect - and operating margin improved to 8.9% from 8.1%. Last year, operating margin was reduced by plant closure costs, while operating margin this year has been boosted by a capital gain in the first quarter. Excluding these effects, operating margin was 8.7% for both periods.

Income before taxes improved by 4% or $9 million to $265 million.

Net income rose by 9% or $14 million to $177 million and earnings per share by 20% to $2.13. The effective tax rate dropped to 29.7% from 33.6% primarily as a result of catch-up adjustments.

Earnings per share that improved by 35 cents was favorably impacted by 18 cents from pre-tax profits, 13 cents from the stock repurchase program and 12 cents from the lower effective tax rate. Currency effects had an 8 cent negative effect.

LIQUIDITY AND SOURCES OF CAPITAL

The Company uses the non-GAAP financial measure "Operating working capital" as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are, by contrast, managed as part of our overall debt management.

Reconciliation of "Operating working capital" to GAAP financial measure (All amounts are Dollars in millions)

	June 30, 2006	March 31, 2006	Dec. 31, 2005	June 30, 2005

Total current assets	$2,059.3	$2,309.4	$2,162.5	$2,159.4
Total current liabilities	(1,475.8)	(1,866.9)	(1,764.3)	(1,902.3)
Working capital	$583.5	$442.5	$398.2	$257.1

Cash and cash equivalents	(125.8)	(315.9)	(295.9)	(107.0)
Short-term debt	82.0	499.3	508.4	527.5
Derivative asset and liability, current	(.4)	(100.9)	(92.9)	(101.8)
Dividends payable	28.9	26.5	-	-
Operating working capital	$568.2	$551.5	$517.8	$575.8

Operations generated positive cash flow for the 19th quarter in a row. Cash flow amounted to $162 million and $301 million before investing activities and $94 million and $170 million after these activities, for the second quarter and the first six months respectively.

Cash flow amounted to $111 and $200 million before investing activities and $23 and $35 million after these activities, for the second quarter and the first six months respectively 2005.

The seasonal increase in the second quarter operating working capital was this year a decrease of $3 million (compared to a $71 million increase in 2005) due to the sale of receivables of $58 million associated with factoring agreements.

Capital expenditures, net, decreased to $70 million from $88 million in the same quarter 2005 partially due to $7 million in proceeds from asset sales. Depreciation and amortization amounted to $76 million during the second quarter. Capital expenditures, net amounted to $131 million, and depreciation and amortization to $149 million compared to $167 million and $162 million, respectively, for the first six months in 2005. Capital expenditures, net were affected by $29 million of asset sales in 2006.

Autoliv continues to meet its target that operating working capital should not exceed 10% of annual sales, although operating working capital did increase to 9.4 % of sales from 9.1% and from 9.0% a year ago.

As a result of the factoring agreements, day's receivables outstanding were reduced to 71 from 75 at the beginning of the quarter and from 79 days a year ago. Day's inventory outstanding remained unchanged at 30 from the beginning of the quarter and rose from 29 days a year ago.

During the six-month period, cash flow has been boosted by $29 million, primarily from the sale of the former manufacturing facilities in the U.K. and U.S. Due to the new factoring arrangements, the increase in operating working capital was limited to $26 million compared to a $148 million increase during the first six months in 2005.

The Company uses the non-GAAP financial measure "Net debt" as defined in the table below in the communication with investors regarding the capital structure and as the relevant metric monitoring the overall debt management. The reconciling items used to derive this measure are managed as part of the overall debt management. This non-GAAP financial measure is a supplemental measure to the GAAP financial measure of total debt.

Reconciliation of "Net debt" to GAAP financial measure (All amounts are Dollars in millions)

	June 30, 2006	March 31, 2006	December 31, 2005	June 30, 2005

Short-term debt	$82.0	$499.3	$508.4	$527.5
Long-term debt	959.2	812.3	757.1	415.7
Total debt	$1,041.2	$1,311.6	$1,265.5	$943.2

Cash and cash equivalents	(125.8)	(315.9)	(295.9)	(107.0)
DRD adjustments	(2.4)	(101.0)	(92.7)	(98.8)
Net debt	$913.0	$894.7	$876.9	$737.4

Due to strong cash flow, net debt increased by only $18 million to $913 million during the quarter and by only $36 million since the beginning of the year, despite dividends and stock buy-backs totalling $73 million and $156 million during the quarter and the first six months respectively. Gross interest-bearing debt decreased by $271 million during the quarter and $224 million during the first six months of the year to $1,041 million primarily as a result of the retirement of the Eurobond. The difference of $289 million during the quarter in the development of net debt and gross debt is a result of the expiration of the derivatives related to the Eurobond and the reduction of cash and cash equivalents. Net debt to capitalization stood unchanged at 27% both during the quarter and the six-month period despite the fact that $73 million and $156 million, respectively, has been returned to shareholders.

The non-GAAP financial measure net debt is also used in the non-GAAP financial measure "Leverage ratio" which together with the "Interest coverage ratio" constitute the Company's debt limitation policy. This policy provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. These measures corresponded, until December 2004, to the financial covenants in the Company's Revolving Credit Facility. Although these covenants are no longer existing, the investors continue to follow these measures. For details on leverage ratio and interest-coverage ratio, refer to the tables below that reconcile these two non-GAAP financial measures to GAAP financial measures.

Reconciliation of "Interest coverage ratio" to GAAP financial measure (All amounts are Dollars in millions) First 6 months 2006

Operating income	$522.0
Amortization of intangibles (incl. impairment writeoffs)	15.7
Operating profit per the Policy	$537.7
Interest expense, net 1)	34.2
Interest coverage ratio	15.7

Reconciliation of "Leverage ratio" to GAAP financial measure (All amounts are Dollars in millions) June 30, 2006

Net debt 2)	$913.0
Pension liabilities	56.6
Net debt per the policy	$969.6
Income before income taxes	$491.3
Plus: Interest expense, net 1)	34.2
Depreciation and amortization of intangibles (incl. impairment writeoffs)	295.6
EBITDA per the Policy	$821.1
Net debt to EBITDA ratio	1.2

1) Interest expense, net, is interest expense less interest income.
2) Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents

The policy is to maintain a net debt position that is significantly below 3.0 times EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and an interest-coverage ratio significantly above 2.75 times. At the end of the quarter, these ratios were 1.2 and 15.7, respectively. At the end of the second quarter 2005, the leverage ratio and the interest coverage ratio as presented above were 1.1 and 13.6, respectively.

During the second quarter, equity increased by $29 million to $2,343 million or to $28.54 per share. Equity was positively affected by net income of $83 million, by $12 million in effects from stock compensation and by $11 million from currency effects. Equity was reduced by share repurchases of $47 million and dividends of $30 million during the second quarter. During the first six months, equity increased by $27 million despite stock repurchases of $103 million and dividends of $83 million. Equity was favorably impacted by $177 million from net income, $18 million from currency effects and $18 million from effects of stock compensation for the first six months.

Return on equity amounted to 15% and return on capital employed to 18% compared to 13% and 17%, respectively, for the first six months 2005.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (employees plus temporary hourly workers) increased by approximately 900 during the quarter to 40,100 and by 1,300 during the year. However, in high-cost countries headcount decreased by 200 and 500, respectively. As a consequence, 43% of headcount (and 46% of employees excluding temporaries) are currently in low-cost countries compared to 37% and 40%, respectively, a year ago. The reduction in high-cost countries focused on the number of permanent employees, which dropped by 1,200 during the full six-month period. As a result, 20% of head-count in high-cost countries are temporaries compared to 16% at the beginning of the year.

PROSPECTS

During the third quarter 2006, light vehicle production in the Triad is expected to be flat. However, both in North America and Western Europe, light vehicle production is expected to decrease by approximately 4%. These declines are expected to be offset by a strong increase of 5% in Japan. Currency effects are expected to boost sales by 2% provided that the mid-July exchange rates prevail. Based on these assumptions, consolidated sales are expected to increase by 2% and organic sales to be flat.

Operating margin will be affected by higher raw material prices for mainly zinc and aluminum and by higher R,D&E expenditures as a reflection of strong order-intake and other undertakings primarily in safety electronics. Margins will also be impacted by higher start- and ramp-up costs for new vehicle models in preparation for a planned sales pick-up in the fourth quarter that should continue into 2007. As a result, operating margin in the third quarter is not likely to reach the 7.5% level achieved in the same quarter 2005 but operating margin is expected to exceed 7%.

The effective tax rate for the remainder of the year is forecasted at approximately 32%.

For the full year, Autoliv confirms its guidance that organic sales are expected to reach the same level as in 2005.

OTHER RECENT EVENTS

Launches in the 2nd quarter
  Bentley's new Continental Cabriolet: Seatbelts
  Chevrolet's Equinox: Safety electronics
  Chrysler's new Jeep Compass; Driver airbag with steering wheel, passenger airbag, Inflatable Curtains, and seatbelts
  Ford's new Transit: Driver airbag, side airbags and seatbelts
  Nissan's new Versa: Side airbags and Inflatable Curtains
  Pontiac's Torrent: Safety electronics
  Skoda's new Fabia Roomster: Side airbags and Inflatable Curtains

Other Significant Events
  Autoliv has been awarded a seatbelt contract which is 40% bigger than any seatbelt order the Company has ever received. This global multi-year contract is expected to generate revenues of approximately $600 million over the life of the contract. Shipments for the first vehicle model will start in the fall of 2008 and end in 2015.
  Autoliv has entered into factoring agreements with external financial companies and sold $58 million of receivables related to selected customers. The transactions have reduced net debt, accounts receivable and day's receivable outstanding.
  During the quarter, 842,000 shares of Autoliv stock were repurchased for $47 million at an average cost of $55.46 per share, and during the six-month period, 1.9 million shares for $103 million were repurchased at an average cost of $54.19. Since the share repurchase program was adopted in 2000, 21.9 million shares have been repurchased at an average cost of $36.52 per share. Under the existing authorizations, an additional 8.1 million shares can be repurchased.
  Autoliv has increased its Board of Directors and elected as a new Director Mr. Robert W. Alspaugh, the former CEO of KPMG International. Mr. Alspaugh was also appointed to Autoliv's Audit Committee where he replaces Mr. George A. Lorch, who was appointed to the Compensation Committee. The Board has determined that Mr. Alspaugh qualifies as an "independent" director and as a "financial expert" under applicable rules and regulations.
  A plant for airbag inflators has been opened in Shanghai. It is Autoliv's ninth manufacturing facility in China and the Company's sixth inflator plant globally. The new facility will meet the demand for airbag inflators from the rapidly growing markets in China and other Asian countries.
  Autoliv has acquired another 20% of the shares in Nanjing Honggouang-Autoliv Safety Systems Co., Ltd. thereby increasing its interest in this Chinese seatbelt company (which has $50 million in annual sales) to 70%.

DIVIDEND AND NEXT REPORT

The quarterly dividend has been raised by 9% to 35 cents per share. The dividend will be paid on September 7, 2006 to shareholders of record as of August 10. The ex-date is August 8, 2006. Autoliv intends to publish the quarterly report for the third quarter on October 26, 2006.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2006, our future contractual obligations have not changed significantly from the amounts reported in our 2005 Annual Report on Form 10-K.

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

In December 2003, a U.S. Federal District Court awarded a supplier of Autoliv ASP, Inc. approximately $27 million plus pre-judgment interest of $6 million in connection with a commercial dispute that relates to purchased commitments. Autoliv has appealed the verdict and the supplier has cross-appealed in regard to the calculation of the amount of pre-judgment interest. The appeal and the cross-appeal are currently pending before the United States Court of Appeals for the Federal Circuit. Briefing and oral argument before the Court of Appeals is completed and decision is expected within approximately two to five months. While legal proceedings are subject to inherent uncertainty, Autoliv believes that it has meritorious grounds for appeal, which would result in a new trial, and that it is possible that the judgment could be eliminated or substantially altered. Consequently, in the opinion of the Company's management, it is not possible to determine the final outcome of this litigation at this time. It cannot be assured that the final outcome of this litigation will not result in a loss that will have to be recorded by the Company.

The Company believes that it is currently adequately insured against product and other liability risks, at levels sufficient to cover potential claims, but Autoliv cannot be assured that the level of coverage will be sufficient in the future or that such coverage will be available on the market.

ITEM 1A	RISK FACTORS

There have been no material changes in the information that was provided in the Company's 2005 Annual Report on Form 10-K filed with the SEC on February 28, 2006.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock repurchase program

During the second quarter of 2006, Autoliv has repurchased 841,600 shares for $46.7 million at an average price of $55.46. Since the repurchasing program was adopted in 2000, Autoliv has bought back 21.9 million shares at an average price of $36.52 per share. Under the existing authorizations, another 8.1 million shares could be repurchased. Below is a summary of Autoliv's common stock repurchases by month for the quarter ended June 30, 2006:

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE

	Total No. of	Average Price in USD	Total No. of	Average Price in USD	Total No. of Shares	Average Price in USD	Maximum No. of Shares
	Shares Purchased	Paid per Share	Shares Purchased	Paid per Share	Purchased as Part of Publicly	Paid per Share	that may yet be Purchased
Date					Announced Plans or Programs		under the Plans or Programs

April 1-
April 30
Total	-	-	-	-	-	-	8,950,000

May 1-
May 31
Total	210,000	55.8210	220,000	55.8752	430,000	55.8488	8,520,000

June 1-
June 30
Total	200,000	55.0089	211,600	55.0783	411,600	55.0446	8,108,400

Total	410,000	55.4249	431,600	55.4845	841,600	55.4555	8,108,400

1) Announcement of share buy-back program with authorization to buy back 10 million shares made on May 9, 2000.
2) Announcement of expansion of existing share buy-back program from 10 million shares to 20 million shares made on April 30, 2003.
3) Announcement of expansion of existing share buy-back program from 20 million shares to 30 million shares made on December 15, 2005.
4) The share buy-back program does not have an expiration date.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

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

Date: July 28, 2006

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist

________________
Magnus Lindquist
Vice President
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)