Form 10-Q
period 2006-09-30
AUTOLIV INC
filed 2006-10-31
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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
Yes: [ ]   No: [x]
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of October 27, 2006, there were 81,273,151 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts but forward-looking statements that involve risks and uncertainties that could cause Autoliv, Inc.'s ("Autoliv" or the "Company") results to differ materially from what is projected, including but not limited to the following: higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending and future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or governmental action; labor disputes; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including currency exchange rate fluctuations, and other factors. Except for the Company's ongoing obligation to disclose material information under the federal securities laws, the Company undertakes no obligations to update publicized information and forward-looking statements whether as a result of new information or future events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter July - September		First 9 months
	2006	2005	2006	2005
Net sales
- Airbag products	$925.8	$934.3	$3,030.3	$3,152.0
- Seatbelt products	484.8	457.4	1,556.1	1,587.9
Total net sales	1,410.6	1,391.7	4,586.4	4,739.9

Cost of sales	(1,132.4)	(1,110.5)	(3,634.9)	(3,772.1)
Gross profit	278.2	281.2	951.5	967.8

Selling, general & administrative expenses	(79.3)	(78.2)	(242.8)	(249.1)
Research, development & engineering expenses	(94.6)	(88.8)	(307.8)	(310.2)
Amortization of intangibles	(3.7)	(3.9)	(11.3)	(11.3)
Other income (expense), net	1.3	(6.0)	(5.8)	(20.3)
Operating income	101.9	104.3	383.8	376.9

Equity in earnings of affiliates	1.5	1.1	4.6	5.1
Interest income	1.7	1.4	6.4	5.8
Interest expense	(12.2)	(11.4)	(33.8)	(35.9)
Other financial items, net	(1.1)	(.3)	(3.7)	(.6)
Income before income taxes	91.8	95.1	357.3	351.3

Income taxes	34.9	(33.7)	(43.9)	(119.8)
Minority interests in subsidiaries	(5.0)	(2.3)	(14.3)	(8.9)
Net income	$121.7	$59.1	$299.1	$222.6

Earnings per share - basic	$1.49	$.67	$3.62	$2.46
Earnings per share - diluted	$1.48	$.66	$3.60	$2.45

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	82.1	89.3	83.0	90.9
Number of shares outstanding, net of treasury shares and excluding dilution (in millions)	81.2	87.0	81.2	87.0

Cash dividend per share - paid	$.35	$.30	$.99	$.85

See "Notes to unaudited consolidated financial statements".

CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)

	September 30	December 31
	2006	2005
	(unaudited)
Assets
Cash & cash equivalents	$131.9	$295.9
Receivables	1,245.3	1,149.0
Inventories	513.4	485.4
Other current assets	174.8	232.2
Total current assets	2,065.4	2,162.5

Property, plant & equipment, net	1,127.7	1,080.7
Investments and other non-current assets	157.7	142.9
Goodwill	1,532.3	1,524.8
Intangible assets, net	144.9	154.3
Total assets	$5,028.0	$5,065.2

Liabilities and shareholders' equity
Short-term debt	$118.8	$508.4
Accounts payable	697.5	682.6
Accrued expenses	313.4	305.1
Other current liabilities	284.6	268.2
Total current liabilities	1,414.3	1,764.3

Long-term debt	982.8	757.1
Pension liability	58.9	49.6
Other non-current liabilities	110.1	112.4
Minority interests in subsidiaries	77.1	65.7
Shareholders' equity	2,384.8	2,316.1
Total liabilities and shareholders' equity	$5,028.0	$5,065.2

See "Notes to unaudited consolidated financial statements"

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)

	Quarter July - Sept		First 9 months
	2006	2005	2006	2005

Operating activities
Net income	$127.7	$59.1	$299.1	$222.6
Depreciation and amortization	74.1	72.7	222.8	234.7
Deferred taxes and other	(2.8)	12.9	(2.0)	36.0
Changes in operating assets and liabilities	(91.0)	(20.8)	(117.2)	(169.2)
Net cash provided by operating activities	102.0	123.9	402.7	324.1

Investing activities
Capital expenditures	(87.6)	(66.0)	(247.7)	(234.5)
Proceeds from sale of property, plant and equipment	3.5	.4	32.9	2.2
Acquisitions of businesses and other, net	6.4	.6	6.8	2.2
Net cash used in investing activities	(77.7)	(65.0)	(208.0)	(230.1)

Financing activities
Net increase (decrease) in short-term debt	30.3	36.5	(318.6)	(97.5)
Issuance of long-term debt	28.5	136.6	323.7	351.5
Repayments and other changes in long-term debt	-	(71.4)	(158.5)	(140.3)
Dividends paid	(28.7)	(26.8)	(82.1)	(77.2)
Shares repurchased	(52.4)	(132.6)	(155.1)	(233.3)
Stock options exercised	.6	.7	6.1	4.3
Minority interests and other, net	(3.1)	.2	(3.4)	(5.0)
Net cash used in financing activities	(24.8)	(56.8)	(387.9)	(197.5)

Effect of exchange rate changes on cash	6.6	(2.2)	29.2	(18.8)
Increase (decrease) in cash and cash equivalents	6.1	(.1)	(164.0)	(122.3)

Cash and cash equivalents at period-start	125.8	107.0	295.9	229.2
Cash and cash equivalents at period-end	$131.9	$106.9	$131.9	$106.9

See "Notes to unaudited consolidated financial statements"

KEY RATIOS (UNAUDITED)
	Quarter July - Sept		First 9 months
	2006	2005	2006	2005

Earnings per share - basic1)	$1.49	$.67	$3.62	$2.46
Earnings per share - diluted1)	$1.48	$.66	$3.60	$2.45
Equity per share	29.37	27.93	29.37	27.93
Cash dividend per share - paid	.35	.30	.99	.85
Operating working capital, $ in millions 3)	668	587	668	587
Capital employed, $ in millions	3,352	3,243	3,352	3,243
Net debt, $ in millions 3)	967	814	967	814
Net debt to capitalization, % 3)4)	28	25	28	25

Gross margin, % 5)	19.7	20.2	20.7	20.4
Operating margin, % 6)	7.2	7.5	8.4	8.0

Return on shareholders' equity, %	20.6	9.6	17.0	11.7
Return on capital employed, %	12.5	13.0	15.9	15.7

Weighted average no. of shares in millions 1)2)	82.1	89.3	83.0	90.9
No. of shares at period-end in millions 7)	81.2	87.0	81.2	87.0
No. of employees at period-end	35,400	34,300	35,400	34,300
Headcount at period-end	41,300	39,700	41,300	39,700
Days receivables outstanding 8)	83	86	74	76
Days inventory outstanding 9)	37	36	33	32

1)Net of treasury shares.
2)Assuming dilution.
3)See tabular presentation reconciling this non-GAAP measure to GAAP in the Management's Discussion & Analysis of Financial Condition and Results of Operations.
4)Net debt in relation to net debt, minority and equity.
5)Gross profit relative to sales.
6)Operating income relative to sales.
7)Net of treasury shares and excluding dilution.
8)Outstanding receivables relative to average daily sales.
9)Outstanding inventory relative to average daily sales.

See "Notes to unaudited consolidated financial statements"

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are dollars in millions, except for per share amounts) September 30, 2006

1.1 Basis of Presentation

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

In the first quarter of 2006 the Company began accruing dividends when declared by the Board of Directors. The effect of this change, recorded in "Other current liabilities", is not material to the Company's financial position for any periods presented.

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

The filings with the SEC of Autoliv's annual report, annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents can also be obtained free of charge from Autoliv at the Company's address. These documents are also available at the SEC's website, www.sec.gov, and at the Company's corporate website www.autoliv.com.

1.2 Receivables

During the third quarter of 2006 the Company has sold receivables relating to selected customers to various external financial institutions without recourse. These factoring agreements have the effect of reducing net debt, reducing accounts receivable and days sales outstanding. The Company received $39 million in cash net of discount of $0.5 million. No factoring agreements were entered into in 2005.

1.3 Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories, net of reserve, were as follows:

	September 30, 2006	December 31, 2005

Raw material	$182.0	$166.8
Work in progress	226.3	206.7
Finished products	105.1	111.9
	$513.4	$485.4

1.4 Restructuring

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

During 2005, 1,054 additional employees became entitled to redundancy payments and 689 employees covered by the restructuring reserves left the Company. As of December 31, 2005, 461 employees remained who are covered by the restructuring reserves.

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

Q3
The increase in the employee-related restructuring provisions in the quarter mainly relates to operations in high-cost countries. The cash payments mainly relate to the United Kingdom, Sweden and Australia for restructuring activities initiated in 2006 as well as in 2005. The provision has been charged against "Other income (expense), net" in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2006 to September 30, 2006.

	June 30	Cash	Change in	Translation	Sept 30
	2006	payments	reserve	difference	2006

Restructuring - employee related	$8.8	$(2.7)	$1.1	-	$7.2
Liability	3.5	-	(2.1)	-	1.4
Total reserve	$12.3	$(2.7)	$(1.0)	-	$8.6

During the quarter, 180 employees covered by the reserves left the Company. As of September 30, 2006, 287 employees remained who are covered by the restructuring reserves.

1.5 Product Related Liabilities

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

For further explanation, see section 1.11 "Contingent Liabilities" below.

The table below summarizes the change in the balance sheet position of the product-related liabilities for the quarter.

	Quarter July - September
	2006	2005

Reserve at beginning of the period	$26.0	$51.9
Change in reserve	2.7	4.5
Cash payments	(5.5)	(12.8)
Translation difference	-	.7
Reserve at end of the period	$23.2	$44.3

1.6 Comprehensive Income Comprehensive income includes net income for the year and items charged directly to equity.
	Quarter July - September		Nine months January - September
	2006	2005	2006	2005

Net income	$121.7	$59.1	$299.1	$222.6
Minimum pension liability	(.2)	.1	(.5)	.5
Fair value of derivatives	(.3)	(.1)	(1.3)	4.2
Translation of foreign operations	-	12.4	17.8	(128.0)
Other comprehensive income (loss)	(.5)	12.4	16.0	(123.3)

Comprehensive income	$121.2	$71.5	$315.1	$99.3

1.7 Stock Incentive Plan

Under the Autoliv, Inc. 1997 Stock Incentive Plan (the "Plan") adopted by the Shareholders, and as further amended, awards have been made to selected executive officers of the Company and other key employees in the form of stock options and Restricted Stock Units ("RSUs"). All options are granted for 10-year terms, have an exercise price equal to the fair market value of the share at the date of the grant, and become exercisable after one year of continued employment following the grant date. Each RSU represents a promise to transfer one of the Company's shares to the employee after three years of service following the date of grant or upon retirement. The source of the shares issued upon share option exercise or lapse of RSU service period is treasury shares. The number of stock options exercised and the number of RSUs vested during the nine month period are 194,806 and 111,694, respectively.

Beginning January 1, 2006, compensation costs for all of the Company's stock-based compensation awards are determined based on the fair value method, using a modified prospective method as defined by FAS-123(R). The Company records the compensation expense for RSUs and stock options over the service lives of the employees during the vesting period. The impact of the adoption of FAS-123(R) was less than 0.1 percentage point in relation to sales.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the quarter ended September 30, 2006, are $1.0 million and $0.7 million lower, respectively, and the Company's income before income taxes and net income for the nine months ended September 30, 2006 are $3.0 million and $2.0 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share for the quarter ended September 30, 2006 are $0.01 and $0.01 lower, respectively, and the Company's basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.02 and $0.02 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion 25.

The total compensation expense for RSUs granted in 2006, 2005 and 2004 was $4.8 million, $4.6 million and $3.6 million, respectively. The weighted average fair value of options granted during 2006, 2005 and 2004 was estimated at $13.83, $13.33 and $11.11, respectively, using the Black-Scholes option-pricing model. The total compensation cost related to nonvested awards not yet recognized is $5.9 million and $1.0 million for RSUs and stock options respectively. The weighted average period over which this cost is expected to be recognized is approximately two years and three months for RSUs and stock options respectively.

Below is a pro-forma table which presents how the Company's total and per share net income for 2005 would have appeared had compensation costs for all of the Company's stock-based compensation awards been determined based on the fair value of such awards at the grant date, consistent with the methods of FAS-123 Accounting for Stock-Based Compensation:

	Quarter July - September	Nine months January - September
	2005	2005

Net income as reported	$59.1	$222.6
Add:Compensation under intrinsic value method included in net income, net of tax	.6	1.8
Deduct:Compensation under fair value
method for all awards, net of tax	(1.6)	(4.8)
Net income pro-forma	$58.1	$219.6

Earnings per share:
As reported - basic	$.67	$2.46
As reported - assuming dilution	$.66	$2.45
Pro-forma - basic	$.65	$2.43
Pro-forma - assuming dilution	$.65	$2.42

1.8 New Accounting Pronouncements

New accounting policies issued by the Financial Accounting Standards Board (FASB), which are effective on or after January 1, 2006, are the following:

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

Revised Statement No. 123 Share-Based Payment was issued in December 2004. On April 14, 2005, the SEC provided additional phased-in guidance regarding Statement No. 123(R). Under the terms of this guidance the provisions became effective for the Company on January 1, 2006. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e. pro-forma disclosure is no longer an alternative to financial statement recognition). The application of FAS-123(R) did not have a materially different impact than the pro-forma earnings disclosed in the note to the Stock Incentive Plan.

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

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, creates a single model to address uncertainty in tax positions prescribing a minimum threshold for the recognition of tax positions. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has yet not completed its analysis of the impact of FIN 48.

Statement No.157, Fair Value Measurements, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. FAS-157 was issued in September 2006 and is effective for fiscal years beginning after November 15, 2007. The Company has not yet evaluated the effects on earnings and financial position of the application of FAS-157.

Statement No.158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS-87, 88, 106, and 132(R). FAS-158 was issued in September 2006. FAS-158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position beginning with fiscal years ending after December 15, 2006. FAS-158 requires the measurement of plan assets and benefit obligations as of the date of the employer's fiscal year-end beginning with fiscal years ending after December 15, 2008. The Company has not yet evaluated the effects on earnings and financial position of the application of FAS-158.

1.9 Income Taxes

The effective tax rate for the first nine months of 2006 was 12.3%, which compares with 34.1% in the first nine months of 2005. During the third quarter of 2006, the Company recognized a non-cash income tax benefit of $57 million resulting from the release of income tax reserves associated with the United States income tax audit examination cycle. On September 18, 2006, following the recent completion of a United States Internal Revenue Service ("IRS") examination, the statute of limitations covering the United States federal income tax returns of Autoliv, Inc. and its United States subsidiaries for all years through December 31, 2002 closed. The recently completed IRS examination and the corresponding closing of the statute of limitations covered the six tax years since the formation of the Autoliv, Inc. United States tax group in 1997.

During the second and third quarters, several subsidiaries recorded adjustments to their estimates of prior year income tax provisions. During the first quarter, several subsidiaries completed studies of R&D tax credit eligibility and concluded that they are able to substantially increase the benefit claimed for these credits for both 2005 and 2006. The 2005 catch-up effect was recorded entirely in the first quarter. Excluding the total of $71 million of discrete tax items, the effective rate for the nine-month period would have approximated historical levels. These discrete items include the $57 million release of income tax reserves, the R&D tax credit benefit noted above and various other items including provision to tax reserve adjustments. The $66 million of discrete tax items in the third quarter only, created tax income and led to a negative effective tax rate. Excluding the discrete items, the third quarter tax rate would have approximated historical levels.

At September 30, 2006, the Company had approximately $56 million of remaining reserves for income taxes that may become payable in future periods as a result of income tax audits. The Company provides reserves on the basis that tax authorities will examine all issues in all open years. At any given time the Company is undergoing income tax audits in several tax jurisdictions and covering multiple years. The Company expects the completion of certain tax audits and the closure of certain tax years in the near term and believes that it is reasonably possible that additional reserves could be released into income during fiscal year 2006.

1.10 Retirement Plans

The Company has non-contributory defined benefit pension plans covering employees at most United States operations. Benefits are based on an average of the employee's earnings in the years proceeding retirement and on credited service. Certain supplemental unfunded plan arrangements also provide retirement benefits to specified groups of participants.

Autoliv, in consultation with the relevant plan fiduciaries, has revised its approach to investing global pension assets. From 2006 onwards, the level of equity exposure will be reduced from broadly 80% to approximately 65%. This move will help reduce volatility in both balance sheet and income statement figures for pensions going forward and takes into account the increasing maturity of the Company's United Kingdom pension plan.

The main defined benefit plan is a United States plan, for which the funding policy is that the funding level will target meeting the accrued benefit obligation (ABO).

The Company has frozen participation in the United States pension plans to include only those employees hired as of December 31, 2003.

The Company's main non-United States defined benefit plan is the United Kingdom plan. The United Kingdom defined benefit plan was subject to a significant curtailment in 2005 in connection with a plant closure.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three months ended September 30, 2006.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company's Annual Report for the year ended December 31, 2005.

The components of the total net benefit cost associated with the Company's defined benefit retirement plans are as follows:

	Quarter July - September		Nine months January - September
	2006	2005	2006	2005

Service cost	$3.8	$4.4	$11.4	$13.7
Interest cost	3.0	2.9	8.9	8.1
Expected return on plan assets	(2.8)	(2.1)	(8.4)	(6.1)
Amortization of prior service cost	-	.1	.1	.5
Amortization of net (gain) loss	.6	.4	1.8	.9
Net periodic benefit cost	$4.6	$5.7	$13.8	$17.1

1.11 Contingent Liabilities

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

The table in section 1.5 "Product-Related Liabilities" above summarizes the change in the balance sheet position of the product-related liabilities during the quarter.

For information on legal proceedings, see Part II - Other Information, Item 1.

1.12 Debt and Credit Agreements

In the second quarter of 2006, a €300 million Eurobond together with the related hedging instruments matured, as disclosed in Note 12 of the Company's Annual Report for the year ended December 31, 2005. The Company has issued United States commercial paper, which is classified as long-term debt, and used available cash balances to repay the matured financial instruments. The Company has also issued $310 million equivalent of SEK denominated medium-term notes during the first two quarters to extend its maturity profile and has repaid SEK commercial paper to off-set the issuance of the medium-term notes.

The result of the above is that "short-term debt" has decreased by $390 million since the beginning of the year. "Cash and cash equivalents" have decreased by $164 million. "Long-term debt" has increased by $226 million and the related derivative assets presented in "Other current assets" have decreased by $94 million since the beginning of the year.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2005 Annual Report on Form 10-K filed with the SEC on February 28, 2006. Unless otherwise noted, all dollar amounts are in millions.

Autoliv is one of the world's leading suppliers of automotive safety systems with a broad range of product offerings including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, safety seats and other safety systems and products. Autoliv has production facilities in 29 countries and has as customers almost all of the world's largest car manufacturers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005

Market Overview

During the quarter, light vehicle production in the Triad (i.e. Europe, North America and Japan) is estimated to have decreased by 2% compared to the third quarter 2005. At the beginning of the quarter, light vehicle production was expected to be flat.

In Europe, (including Eastern Europe), where Autoliv generates more than half of its revenues, light vehicle production decreased by 1% due to an overall 5% drop in Western Europe. Both declines were 2 percentage points worse than expected. However, in Eastern Europe light vehicle production is reported to have risen by 15%.

In North America, which accounts for a quarter of Autoliv's consolidated revenues, light vehicle production dropped by 8% which was twice as much as expected. "The Big 3" (i.e. GM, Ford and Chrysler) reduced their production by 12%, while the North American light vehicle production of Asian and European vehicle manufacturers was flat. Autoliv has a higher sales value per vehicle with the Asian and European manufacturers than with an average Big-3 vehicle, which somewhat moderated the sharp drop in North American vehicle production.

In Japan, which accounts for nearly one tenth of Autoliv's consolidated sales, light vehicle production increased by 6%.

Autoliv's market is driven not only by vehicle production but also by the fact that new vehicle models are being equipped with an increasing number of airbags and other safety systems in response to consumer demand, new crash test programs and regulations. For instance, the United States Congress is expected to adopt the proposed regulation on side impact crash testing and China is introducing a crash test rating program for new vehicle models.

Consolidated Sales

Autoliv's consolidated net sales increased by 1% to $1,411 million compared to the third quarter 2005. Currency effects boosted sales by 3%. Consequently, organic sales (i.e. U.S. GAAP sales excluding currency translation effects and acquisitions/divestitures) decreased by only 2% despite a 5% decrease in West European and a 8% drop in North American light vehicle production. At the beginning of the quarter, organic sales were expected to remain unchanged compared to the same quarter 2005, but light vehicle production has been weaker than expected both in North America and Western Europe. A long strike among certain customers in Korea also negatively affected sales.

Organic sales were driven by Autoliv's strong position in "The Rest of the World" (e.g. China) where both the increase in vehicle production and the increase in the safety content per vehicle is stronger than in the traditional markets within the Triad. Sales were also driven by the continued introduction of Autoliv's side curtain airbag, The Inflatable Curtain, into an increasing number of vehicle models. In addition, Autoliv gained market share in steering wheels, safety electronics and seatbelts. These favorable trends were not enough, however, to offset the negative effects caused by weak North American and West European vehicle production, a strike among certain customers in Korea, continued pricing pressure from customers and strong competition in frontal airbags.

The Company has substantial operations outside the United States and currently, approximately 75% of the sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in the U.S dollar exchange rates. The measure "Organic sales" presents the increase or decrease in our overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations. The tabular reconciliation below presents the change in "Organic sales" reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

Reconciliation of the change in "Organic sales" to GAAP financial measure Components of net sales increase (decrease) Quarter July - September, 2006 (All amounts are Dollars in millions)

	Europe		N. America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$

Organic sales change	(6.2)	(44.9)	(4.6)	(19.4)	11.2	13.8	17.0	21.8	(2.0)	(28.7)
Impact of acquisitions/divestments	-	-	-	-	-	-	-	-	-	-
Effect of exchange rates	6.6	47.7	(.1)	(.4)	(3.7)	(4.6)	3.8	4.9	3.4	47.6
Reported net sales change	.4	2.8	(4.7)	(19.8)	7.5	9.2	20.8	26.7	1.4	18.9

Sales by Region

Sales from Autoliv's European companies stood relatively unchanged at $722 million due to favorable currency effects of 7%. The decline in organic sales of 6% reflects the 5% drop in West European light vehicle production, an unfavourable vehicle model mix and the expiration of certain frontal airbag contracts. Thanks to market share gains, organic sales of seatbelts actually rose despite the 1% decline in European light vehicle production. The penetration rate for curtain airbags continues to increase as evidenced by the introduction of the Inflatable Curtain into vehicle models such as Audi's Q7; Ford's Galaxy; Opel's Zafira; Peugeot's 207; and Toyota's Avensis, Corolla, Verso and Yaris.

Sales from Autoliv's North American companies decreased by 5% to $402 million due to the 8% drop in North American light vehicle production. Autoliv's performance reflects a favorable customer mix, market share gains in electronics and steering wheels, as well as the introduction of curtain airbags (up 10%) into vehicle models such as Buick's LaCrosse; Chrysler's Jeep Compass and Dodge Caliber; Honda's Pilot; Nissan's Altima; Toyota's Sienna and Volkswagen's Jetta. Sales were negatively impacted by the expiration of certain frontal airbag contracts and the continued phase-out of unprofitable inflators for airbags.

Sales from Autoliv's companies in Japan rose by 7% to $132 million despite negative currency effects of 4%. Organic sales grew by 11% driven by sales of curtain airbags for Honda's CRV and Toyota's Land Cruiser, Rav4, Ryu and 4Runner. Sales were also supported by market share gains in electronics.

Sales from Autoliv's companies in the Rest of the World (RoW) surged by 21% to $155 million, including currency effects of 4%. Growth of organic sales of 17% was driven by a doubling of the sales of curtain airbags and by strong performance in other side airbags as well as in seatbelts. Sales were also supported by business for Hyundai's Lavita and Sonata; Kia's Sorento, Roche, Carens and Grand Carnival; and Samsung's SM5.

Sales by Product

Sales of airbag products (including electronics and steering wheels) decreased by 1% to $926 million, despite a 3% favorable currency effect. The decrease of 4% in organic sales was due to the drops in North American and West European vehicle production, the expiration of certain frontal airbag contracts and the phase-out of unprofitable airbag inflator contracts. The decline in airbag sales was moderated by higher sales for curtain airbags (organic sales up 11%) and market share gains in steering wheels and electronics.

Sales of seatbelt products (including seat sub-systems) rose by 6% to $485 million, including a 4% positive currency effect. The 2% growth in organic sales despite weak vehicle production is a reflection of Autoliv's gains of market share in Europe and Japan as well as of Autoliv's strong position in Asia Pacific and other emerging markets where both vehicle production and the standards of the seatbelt systems are improving quickly.

Earnings for the Three-Month Period Ended September 30, 2006

During the past several quarters, Autoliv has managed to offset the pricing pressure in the automotive industry and improve gross margin. This has been made possible by systematic and relentless cost reduction activities, including plant consolidations, movement of production to low-cost countries and consolidation of the supplier base. The pricing pressure has also been addressed by the phase-out of unprofitable and low-margin products as well as by expansion in Asia and in side airbags.

However, during the past quarter, light vehicle production dropped in the largest markets. Both raw material prices (mainly $6 million from zinc and aluminum) and distressed suppliers have also had a negative impact. As a result, gross profit declined by 1% or $3 million to $278 million and gross margin decreased to 19.7% from 20.2%.

Operating income decreased by 2% or $2 million to $102 million as a result of the $3 million lower gross profit. Operating margin declined to 7.2% from 7.5% as a result of the 0.5% lower gross margin. R,D&E expense rose to 6.7% of sales from 6.4% as a reflection of strong order-intake and other activities primarily in safety electronics. However, the negative effect from higher R,D&E expense was offset by lower other operating expense because, in the third quarter 2005, other operating expense was impacted by unusually high restructuring costs. During the reporting period, the operating income was negatively affected by employee-related restructuring expenses of $1.2 million, mainly related to plant consolidation of operations in high-cost countries. During the quarter, 180 employees covered by the restructuring reserves left the Company.

Income before taxes decreased by $3 million to $92 million, mainly due to $2 million lower operating income. A $7 million negative net interest expense impact due to higher average net debt and higher floating interest rates was virtually offset completely by interest savings from the changes Autoliv made in its borrowing structure last year in connection with taking advantage of the Jobs Creation Act.

Net income rose by $63 million to $122 million due to a release of tax reserves of $57 million and other discrete tax items of $9 million, principally adjustments related to previous years' tax returns.

Earnings per share rose by 82 cents to $1.48. Earnings per share was boosted primarily by 80 cents from the release of tax reserves and other discrete tax items and by 3 cents from the stock repurchase program. The average number of shares outstanding decreased by 8% to 82.1 million. Currency effects boosted earnings per share by 1 cent, while lower net income had a 2 cent negative impact.

Return on capital employed amounted to 13% and return on equity to 21% compared to 13% and 10%, respectively, in the third quarter 2005. The release of tax reserves and the other discrete tax items contributed 11 percentage points to the improvement in return on equity.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

Market overview

During the nine-month period January through September 2006, light vehicle production in the Triad increased by nearly 2% due to a strong first quarter.

In Europe, light vehicle production increased by close to 2% due to an 18% increase in Eastern Europe, while light vehicle production in Western Europe declined by 2%.

In North America, light vehicle production decreased by 1%. The Asian and European vehicle manufacturers increased their North American production by 4%, while GM, Ford and Chrysler reduced their production by 3%. This customer and vehicle model mix was favorable for Autoliv due to the Company's strong market position with the Asian and European vehicle manufacturers.

In Japan, light vehicle production increased by 5% in the first nine-month period.

Consolidated Sales

For the year's first nine months, sales decreased by 3% to $4,586 million, including negative currency translation effects of 1%. The 2% decline in organic sales was due to the 2% decline in West European vehicle production, the expiration of certain frontal airbag contracts and the phase-out of unprofitable products. These negative effects were partially offset by strong demand for curtain airbags, higher market share for electronics and strong growth in Asia.

The Company has substantial operations outside the United States and currently, approximately 75% of the sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in the U.S dollar exchange rates. The measure "Organic sales" presents the increase or decrease in our overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations. The tabular reconciliation below presents the change in "Organic sales" reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

Reconciliation of the change in "Organic sales" to GAAP financial measure Components of net sales increase (decrease) First 9 months, 2006 (All amounts are Dollars in millions)

	Europe		N. America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$

Organic sales change	(6.9)	(181.7)	(.8)	(10.4)	9.5	38.2	14.3	58.0	(2.0)	(95.9)
Impact of acquisitions/divestments	-	-	-	-	-	-	-	-	-	-
Effect of exchange rates	(1.5)	(40.8)	.1	1.4	(6.8)	(27.5)	2.2	9.3	(1.2)	(57.6)
Reported net sales change	(8.4)	(222.5)	(.7)	(9.0)	2.7	10.7	16.5	67.3	(3.2)	(153.5)

Sales by Region

Sales from Autoliv's European companies decreased by 8% to $2,415 million of which 2% was due to currency effects. In addition to the drop in West European vehicle production, organic sales declined by 7% because of a temporary unfavorable vehicle model mix caused by several important vehicle model change-overs.

Sales from Autoliv's North American companies decreased by 1% to $1,286 million in line with the decline in North American vehicle production. Sales were also affected by the expiration of contracts in frontal airbags and inflators, partially offset by a favorable customer mix, strong demand for the Inflatable Curtain and market share gains in electronics.

Sales from Autoliv companies in Japan increased by 3% to $411 million despite a 7% negative currency effect. Growth in organic sales of 10% was mainly driven by strong performance in curtain airbags and market share gains in steering wheels.

Sales from Autoliv companies in the Rest of the World surged by 17% to $474 million, including currency effects of 3%. Growth in organic sales of 14% was driven by a 27% increase in airbags and a sharp jump in safety electronics of 63%, albeit from a previous low level.

Sales by Product

Sales of airbag products decreased by 4% to $3,030 million. Organic sales declined by 3% mainly due to the decline in West European vehicle production.

Sales of seatbelt products decreased by 2% to $1,556 million including 1% from currency effects. The decline in organic sales of 1% was mainly the result of weak vehicle production in Western Europe.

Earnings for the Nine-Month Period Ended September 30, 2006

Gross profit decreased by 2% or $16 million to $952 million due to 3% lower sales, while gross margin improved to 20.7% from 20.4%, mainly due to Autoliv's cost reduction activities.

Despite lower sales and a 1% negative currency effect operating income increased by 2% or $7 million to $384 million and operating margin improved to 8.4% from 8.0%. Last year, operating margin was reduced by plant closure costs, while operating margin this year has been boosted by a capital gain in the first quarter. Excluding these effects, operating margin was 8.3% and 8.5%, respectively, for this year's and last year's nine-month periods.

Income before taxes rose by 2% or $6 million to $357 million.

Net income rose by $76 million to $299 million, aided by the $57 million release of tax reserves and $14 million from other discrete tax items. Excluding the one-time tax effects of these discrete items, the underlying effective tax rate would have approximated historical levels.

Earnings per share rose by $1.15 to $3.60 including 86 cents from the $71 million impact of the discrete tax items. The stock repurchase program had a favorable impact of 13 cents and net income had a positive impact of 23 cents, while currency effects had a 7 cents negative impact on earnings per share.

LIQUIDITY AND SOURCES OF CAPITAL

The Company uses the non-GAAP measure "Operating working capital" as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are by contrast managed as part of our overall debt management.

Reconciliation of "Operating working capital" to GAAP financial measure (All amounts are Dollars in millions)

	Sept. 30, 2006	June 30, 2006	Dec. 31, 2005	Sept. 30, 2005

Total current assets	$2,065.4	$2,059.3	$2,162.5	$2,112.4
Total current liabilities	(1,414.3)	(1,475.8)	(1,764.3)	(1,864.5)
Working capital	$651.1	$583.5	$398.2	$247.9

Cash and cash equivalents	(131.9)	(125.8)	(295.9)	(106.9)
Short-term debt	118.8	82.0	508.4	547.3
Derivative asset and liability, current	.1	(.4)	(92.9)	(101.0)
Dividends payable	30.1	28.9	-	-
Operating working capital	$668.2	$568.2	$517.8	$587.3

Operations continued to generate a positive cash flow for the 20th quarter in a row. Cash flow amounted to $102 million and $403 million before investing activities and $24 million and $195 million after these activities, for the third quarter and the first nine months respectively.

Cash flow amounted to $124 million and $324 million before investing activities and $59 million and $94 million after these activities, for the third quarter and the first nine months respectively 2005. This year, cash flow has been boosted by $33 million, primarily from the sale of former manufacturing facilities in the United Kingdom and United States and by $39 million from factoring agreements.

Operating working capital increased during the quarter both as a result of the release of tax reserves, higher inventories and a decrease in accounts payable. Additionally, accounts receivable increased during the third quarter, partially as a result of a $20 million lower impact from factoring agreements than in the previous quarter.

Due to the $57 million release of tax reserves, operating working capital increased during the quarter to $668 million or to 11.0% of 12-month sales and exceeded the Company's policy of 10%. Of the increase in working capital as a percentage of sales, one percentage point was due to the release of tax reserves. On June 30, 2006, operating working capital was 9.4 % of sales and 9.1% on September 30, 2005.

In the third quarter capital expenditures, net, increased to $84 million from $66 million in the same quarter 2005 and exceeded depreciation and amortization of $74 million. Capital expenditures, net amounted to $215 million, and depreciation and amortization to $223 million compared to $232 million and $235 million, for the first nine months respectively 2005. Capital expenditures, net in 2006 were reduced by $33 million of asset sales.

Days receivables outstanding increased seasonally to 83 from 71 but were reduced from 86 days a year ago, partially as a result of factoring agreements. Days inventory outstanding rose during the quarter to 37 from 30 and from 36 days a year ago.

The Company uses the non-GAAP measure "Net debt" as defined in the table below in the communication with investors regarding the capital structure and as the relevant metric monitoring the overall debt management. The reconciling items used to derive this measure are managed as part of the overall debt management. This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

Reconciliation of "Net debt" to GAAP financial measure (All amounts are Dollars in millions)

	Sept. 30, 2006	June 30, 2006	December 31, 2005	Sept. 30, 2005

Short-term debt	$118.8	$82.0	$508.4	$547.3
Long-term debt	982.8	959.2	757.1	472.2
Total debt	$1,101.6	$1,041.2	$1,265.5	$1,019.5

Cash and cash equivalents	(131.9)	(125.8)	(295.9)	(106.9)
Debt-related derivatives	(2.8)	(2.4)	(92.7)	(99.0)
Net debt	$966.9	$913.0	$876.9	$813.6

Due to strong cash flow, net debt increased by only $54 million to $967 million during the quarter and by only $90 million since the beginning of the year, despite dividends and stock buy-backs totaling $81 million and $237 million during the quarter and the first nine months respectively. Gross interest-bearing debt increased by $61 million during the quarter and decreased by $164 million during the first nine months of the year to $1,102 million, primarily as a result of the retirement of the Eurobond. Net debt to capitalization was increased to 28% from 27% principally by returning $81 million to shareholders.

The non-GAAP measure net debt is also used in the non-GAAP measure "Leverage ratio" which together with the "Interest coverage ratio" constitute the Company's debt limitation policy. This policy provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. These measures corresponded, until December 2004, to the financial covenants in the Company's Revolving Credit Facility. Although these covenants are no longer existing, the investors are interested in continuing to follow these measures. For details on leverage ratio and interest coverage ratio, refer to the tables below that reconcile these two non-U.S. GAAP measures to GAAP measures.

Reconciliation of "Interest coverage ratio" to GAAP financial measure First 9 months 2006 (All amounts are Dollars in millions)

Operating income	$519.6
Amortization of intangibles (incl. impairment writeoffs)	15.5
Operating profit per the Policy	$535.1
Interest expense, net 1)	34.7
Interest coverage ratio	15.4

Reconciliation of "Leverage ratio" to GAAP financial measure September 30, 2006 (All amounts are Dollars in millions)

Net debt 2)	$966.9
Pension liabilities	58.9
Net debt per the policy	$1,025.8

Income before income taxes	$488.0
Plus: Interest expense, net 1)	34.7
Depreciation and amortization of intangibles (incl. impairment writeoffs)	297.0
EBITDA per the Policy	$819.7

Net debt to EBITDA ratio	1.3

1) Interest expense, net, is interest expense less interest income.
2) Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents

The policy is to maintain a net debt position that is significantly below 3.0 times EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and an interest-coverage ratio significantly above 2.75 times. At the end of the quarter, these ratios were 1.3 and 15.4 respectively. At the end of the third quarter 2005, the leverage ratio and the interest coverage ratio were 1.1 and 13.5, respectively.

Equity increased during the quarter by $42 million to $2,385 million or to $29.37 per share. Equity increased as a result of net income of $122 million and of stock compensation of $3 million. Equity was reduced primarily by share repurchases of $52 million and dividends of $29 million. During the first nine months, equity increased by $69 million despite stock repurchases of $155 million and dividends of $112 million. Equity was favorably impacted by $299 million from net income, $21 million from effects of exercises of stock-related compensations and $18 million from currency effects.

Return on equity improved to 17% from 12% at the beginning of the year almost entirely due to release of tax reserves, while return on capital employed stood unchanged at 16%.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (employees plus temporary hourly workers) increased by approximately 1,200 during the quarter to 41,300 and by 2,500 during the nine-month period. However, in high-cost countries headcount decreased by 400 during the quarter and 800 during the nine month period, respectively. Accordingly, 1,600 jobs were added in low-cost countries during the quarter and 3,300 during the nine-month period. Both numbers are all-time highs.

Currently, 46% of headcount and 49% of employees excluding temporaries are in low-cost countries compared to 39% and 42%, respectively, a year ago. The reduction in high-cost countries focused on the number of permanent employees, which dropped by 1,500 during the nine-month period. As a result, 19% of headcount in high-cost countries are temporaries compared to 16% at the beginning of the year.

PROSPECTS

Due to several recently announced cuts in light vehicle production, forecasting is unusually difficult. In the recent volatile forecasts, light vehicle production in the Triad is expected to be flat during the fourth quarter. However, in North America and in Western Europe light vehicle production is expected to drop by 8% and 2%, respectively. At the same time, several new vehicles will be launched and the temporary negative vehicle model mix for Autoliv improves. As a result, Autoliv is likely to offset the negative light vehicle production effects from the two largest markets and resume its organic growth trend from prior years. Currency effects are expected to boost sales in the fourth quarter by 4%, provided that the mid-October exchange rates prevail. Based on these assumptions, consolidated sales are expected to increase by 6% with the organic sales portion estimated to increase by 2%. Accordingly, organic sales for the full year 2006 are now expected to come within 1% of the 2005 level.

Gross margin is expected to remain unchanged at 20.5% from the fourth quarter 2005 despite higher raw material prices and distressed suppliers. R,D&E expenditures are expected to increase due to a strong order-intake and other activities, mainly in safety electronics. As published last year, these expenditures had a 0.9 percentage point (or $13 million) positive effect in the fourth quarter 2005 due to unexpectedly high engineering income and low R,D&E expense. Since these effects are not expected to be as significant as last year, operating margin in the fourth quarter 2006 should approximate 8.5%, comparable to the underlying level in the fourth quarter 2005.

The effective tax rate for the fourth quarter is forecasted to be approximately 32%.

OTHER RECENT EVENTS

Launches in the 3rd quarter 2006
  BMW's new Mini: Driver airbag with steering wheel, passenger airbag, side airbags, Inflatable Curtains, safety electronics and seatbelts with pretensioners
  Chrysler's new Sebring: Driver airbag with steering wheel, passenger airbag, Inflatable Curtains and seatbelts with pretensioners
  Hondas's new Acura MDX: Driver airbag with steering wheel, passenger airbag, side airbags and Inflatable Curtains
  Hyundai's new Terracan: Driver airbag, passenger airbag, side airbags, Inflatable Curtains and safety electronics
  Mitsubishi's new Grunder: Driver airbag, passenger airbag and seatbelts
  Nissan's new Altima: Side airbags and Inflatable Curtains
  Nissan's new Sentra: Passenger airbag, side airbags, Inflatable Curtains and seatbelts with pretensioners
  Peugeot's new Boxer: Side airbags, Inflatable Curtains and seatbelts with pretensioners
  Suzuki's new XL7: Passenger airbag, seatbelts with pretensioners and safety electronics
  Volvo's new C30: Driver airbag, passenger airbag, side airbags, Inflatable Curtains, and seatbelts with pretensioners.

Other Significant Events
  $57 million has been released from the Company's tax reserves due to a recently completed tax examination in the United States and the subsequent closing, on September 18, of the statute of limitations covering the tax returns for the six years since the formation of Autoliv Inc. on May 1, 1997 through December 31, 2002.
  During the quarter, 933,300 shares of Autoliv stock were repurchased for $52 million at an average cost of $56.08 per share. During the nine-month period, 2.8 million shares for $155 million were repurchased at an average cost of $54.81 per share. Since the repurchase program was adopted in 2000, 22.8 million shares have been repurchased at an average cost of $37.32 per share. Under the existing authorizations, an additional 7.2 million shares can be repurchased.
  Autoliv has been awarded development and supply contracts for a new safety electronics technology where the central vehicle stability sensing function is integrated into the airbag control unit. This world-first electronics architecture will reduce complexity and provide substantial cost savings for these safety systems.
  Mr. Benoit Marsaud, former Vice President Manufacturing and President of Autoliv Europe, has been appointed to a newly created position as Chief Operating Officer.
  Autoliv has received a Toyota Technology Award for "the world's first frontal airbag for the rear seat", i.e. Autoliv's Seat Cushion Airbag that has been developed for the Lexus LS460.

DIVIDEND AND NEXT REPORT

The quarterly dividend has been raised again. This time the increase is 6% to 37 cents per share. The dividend will be paid on December 7, 2006 to shareholders of record as of November 9. The ex-date is November 7, 2006. Autoliv intends to publish the quarterly report for the fourth quarter on February 8, 2007.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2006, our future contractual obligations have not changed significantly from the amounts reported in our 2005 Annual Report on Form 10-K filed with SEC on February 28, 2006.

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

In December 2003, a United States Federal District Court awarded a supplier of Autoliv ASP, Inc. approximately $27 million plus pre-judgment interest of $6 million in connection with a commercial dispute that relates to purchase commitments. Autoliv appealed the verdict and the supplier cross-appealed in regard to the calculation of the amount of pre-judgment interest. The United States Court of Appeals for the Federal Circuit on August 7, 2006, affirmed the judgment of the district court on certain appeal issues, vacated the district courts decision on certain other appeal issues and remanded the case for the district court to reconsider, and finally adjusted the district court's calculations of pre-judgment interest. The remanded issues are now pending before the United States Federal District Court and decision is expected within approximately two to four months. While legal proceedings are subject to inherent uncertainty, Autoliv believes that it has meritorious grounds for appeal, which would result in a new trial, and that it is possible that the judgment could be eliminated or substantially altered. Consequently, in the opinion of the Company's management, it is not possible to determine the final outcome of this litigation at this time. It cannot be assured that the final outcome of this litigation will not result in a loss that will have to be recorded by the Company.

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

During the third quarter of 2006, Autoliv has repurchased 933,300 shares for $52.3 million at an average price of $56.08. Since the repurchasing program was adopted in 2000, Autoliv has bought back 22.8 million shares at an average price of $37.32 per share. Under the existing authorizations, another 7.2 million shares could be repurchased. Below is a summary of Autoliv's common stock repurchases by month for the quarter ended September 30, 2006.

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE

	Total No. of	Average Price in USD	Total No. of	Average Price in USD	Total No. of Shares	Average Price in USD	Maximum No. of Shares
	Shares Purchased	Paid per Share	Shares Purchased	Paid per Share	Purchased as Part of Publicly	Paid per Share	that may yet be Purchased
Date					Announced Plans or Programs		under the Plans or Programs

July 1-
July 31
Total	-	-	-	-	-	-	8,108,400

Aug 1-
Aug 31
Total	284,800	56.1464	322,600	56.0365	607,400	56.0880	7,501,000

Sept 1-
Sept 30
Total	172,100	55.9395	153,800	56.1992	325,900	56.0620	7,175,100

Total	456,900	56.0684	476,400	56.0890	933,300	56.0789	7,175,100

1) Announcement of share buy-back program with authorization to buy back 10 million shares made on May 9, 2000.
2) Announcement of expansion of existing share buy-back program from 10 million shares to 20 million shares made on April 30, 2003.
3) Announcement of expansion of existing share buy-back program from 20 million shares to 30 million shares made on December 15, 2005.
4) The share buy-back program does not have an expiration date.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5	OTHER INFORMATION
Not applicable.

ITEM 6	EXHIBITS

Exhibit No.	Description

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

Date: October 31, 2006

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist

________________
Magnus Lindquist
Vice President
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)