Form 10-K
period 2006-12-31
AUTOLIV INC
filed 2007-02-23
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2006

Commisson file Number: 001-12933

AUTOLIV, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other juris- diction of incorporation or organization)	51-0378542 (I.R.S. Employer Identification No.)

World Trade Center, Klarabergsviadukten 70, SE-107 24 Stockholm, Sweden (Address of principal executive offices)

+46 8 587 20 600 (Registrant's telephone number, including area code)

Securites registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, par value $1.00 per share Swedish Depository Receipts	New York Stock Exchange Stockholm Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes: [X] No: [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes: [ ] No: [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: [X] No: [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: [ ] No: [X ]

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. as of the last business day of the second fiscal quarter of 2006, amounted to $4,646 million.

Number of shares of Common Stock outstanding as of February 20, 2007: 80,261,836.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2006 (the "Annual Report") are incorporated by reference into Parts I and II.

2. Portions of the definitive Proxy Statement dated March 8, 2007, for the annual stockholders' meeting to be held May 3, 2007 (the "2007 Proxy Statement"), are incorporated by reference into Parts II and III.

3. Certain Exhibits of Autoliv, Inc.'s Registration Statement on Form S-4 filed on June 13, 1997 (File #333-23813)(the "Registration Statement") are incorporated by reference into Part IV.

Index
PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules

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

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol "ALV" and Swedish Depository Receipts representing shares of Autoliv common stock trade on the OMX Stockholm Stock Exchange under the symbol "ALIV". Options in Autoliv shares are listed on the Chicago Board Options Exchange under the symbol "ALIV". Autoliv's fiscal year ends on December 31.

AAB, a Swedish corporation, is a leading developer, manufacturer and supplier to the automotive industry of automotive safety systems. Starting with seatbelts in 1956, AAB expanded its product lines to include seatbelt pretensioners (1989), frontal airbags (1991), side-impact airbags (1994), steering wheels (1995) and seat sub-systems (1996).

ASP, an Indiana corporation, pioneered airbag technology in 1968 and has since grown into one of the world's leading producers of airbag modules and inflators. ASP designs, develops and manufactures airbag modules, inflators, airbag cushions, seatbelts, and steering wheels. ASP sells inflators and modules for use in driver, passenger, side-impact, and knee bolster airbag systems for worldwide automotive markets.

* This form 10-K contains statements that are not historical facts but forward-looking statements that involve risks and uncertainties that could cause the Company's results to differ materially from what is projected, including, but not limited to, the following: higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending or future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or governmental action; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including currency exchange rate fluctuations and other factors. Except for the Company's ongoing obligation to disclose material information under the federal securities laws, the Company undertakes no obligation to update public and forward-looking statements whether as a result of new information or future events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Business

Autoliv was created from the merger of AAB and ASP in 1997. Autoliv is the world's leading supplier of automotive safety systems with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, whiplash protection systems and child seats, as well as night vision systems and other active safety systems. Autoliv has production facilities in 28 countries and includes the world's largest car manufacturers among its customers.

Autoliv's head office is located in Stockholm, Sweden, and employs approximately 40 people. Autoliv had approximately 35,700 employees at December 31, 2006, and a total headcount, including temporary employees, of 41,800. Autoliv's sales in 2006 were $6.2 billion, approximately 66% of which consisted of airbags and associated products and approximately 34% of which consisted of seatbelts and associated products. Autoliv's most important markets are in Europe, United States, Japan and Asia-Pacific.

The information required by Item 1 regarding developments in the Company's business during 2006 is contained in the Annual Report on pages 10-15 and 26 and is incorporated herein by reference.

Financial Information on Segments

Autoliv considers its products to be components of integrated automotive safety systems, which fall within a single industry segment. Autoliv has two different operating segments; airbags/seatbelt products, and electronics/sensing products. For financial reporting purposes, these two operating segments have been aggregated into a single operating segment in accordance with the provisions of FAS-131. The financial data relating to Autoliv's business in this segment over the last three fiscal years is contained in the Consolidated Financial Statements on pages 37 through 54 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements on page 54 of the Annual Report and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the section titled "Creating Shareholder Value" on pages 10 through 12 of the Annual Report and is incorporated herein by reference.

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 80 wholly or partially owned production facilities located in 28 countries, consisting of both component factories and assembly factories. See "Item 2. Properties" for a description of Autoliv's principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly, seat subsystems, and steering wheels. The assembly factories source components from a number of parties, including Autoliv's own component factories, and assemble complete restraint systems for "just-in-time" delivery to customers. The products manufactured by Autoliv's wholly owned assembly factories in 2006 consisted of more than 98 million complete seatbelt systems (of which more than 46 million were fitted with pretensioners), more than 25 million frontal airbag modules, approximately 39 million side-impact airbags (including curtain airbags), approximately 10 million steering wheels and approximately 28 million electronic units.

Autoliv's "just-in-time" delivery systems have been designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. "Just-in-time" deliveries require final assembly, or at least, distribution centers in geographic areas close to customers to facilitate rapid delivery. The fact that the major automobile manufacturers are continually expanding production activities into more countries and require the same or similar safety systems as those produced in Europe, Japan or the United States increases the importance to suppliers of having assembly capacity in several countries. Consolidation among our customers also supports this trend.

If the supply of raw materials and components is not disrupted, Autoliv's assembly operations generally are not constrained by capacity considerations. Autoliv can adjust capacity in response to changes in demand within a few weeks by adding or removing work shifts and within a few months by adding or removing standardized production and assembly lines. Most of Autoliv's assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity. As a result, Autoliv can usually adjust its manufacturing capacity faster than its customers can adjust their capacity fluctuations in the general demand for vehicles or in the demand for a specific vehicle model, provided that customers notify Autoliv when they become aware of such changes in demand.

Quality Management

Autoliv believes that superior quality is a prerequisite for it to be considered a leading global supplier of automotive safety systems. This means both that Autoliv's products must always meet performance expectations, and that Autoliv's products must be delivered to its customers at the right times and in the right amounts.

Autoliv has for many years practiced a "zero-defect" proactive quality policy, and continues to strive to improve its working methods. This pursuit of excellence extends from the earliest phases of product development to the proper product disposal following many years of use in a vehicle. Autoliv's comprehensive Autoliv Product Development System (APDS) process includes several key check points during the development of new products that are designed to ensure that new products are well-built and have no hidden weaknesses.

The Autoliv Production System (APS) is at the core of Autoliv's manufacturing philosophy. APS integrates essential quality elements, such as mistake proofing, statistical process control and operator involvement, into the manufacturing processes. This "zero-defect" policy extends beyond Autoliv to the entire supplier base. The global Autoliv Supplier Manual, which is based on strict automotive standards, defines the quality requirements, as well as the collaboration model to the supply base.

Autoliv continues to execute its plan to have all subsidiaries certified to ISO/TS 16949, a global automotive quality management system. At present, approximately 95% of Autoliv's subsidiaries have been certified to this new quality standard. These subsidiaries account for approximately 98% of Autoliv's sales. The non-certified subsidiaries are primarily new subsidiaries that have not yet been certified.

Additional information on quality management is included in the section "Quality" on page 22 of the Annual Report and is incorporated herein by reference.

Raw materials

For information on the sources and availability of raw materials, see "Risk Factors - Changes in the source and availability of raw materials and components" in Item 1A and page 32 of the Annual Report which is incorporated herein by reference.

Intellectual Property

For information on our use of intellectual property and its importance to us, see "Risk Factors - If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired" in Item 1A and pages 16-17 of the Annual Report which is incorporated herein by reference.

Seasonality and Backlog

Autoliv's business is not subject to significant seasonal fluctuations. There are no material backlogs in Autoliv's business.

Dependence on Customers

For information on our dependence on customers, see "Risk Factors - Our business could be materially and adversely affected if we lost any of our largest customers" in Item 1A and page 33 of the Annual Report which is incorporated herein by reference.

Research, Development and Engineering

Expenses incurred for research, development and engineering activities were $397.6 million, $385.8 million and $368.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Additional information on research, development and engineering is included in the section titled "Research & Development" on pages 16-17 of the Annual Report and is incorporated herein by reference.

Regulatory Costs

The fitting of seatbelts in vehicles is mandatory in almost all countries. In addition, most developed countries also require that seats in intercity buses and commercial vehicles be fitted with seatbelts. In the United States, federal legislation requires frontal airbags, both on driver-side and passenger-side, in all new passenger cars and in all new light vehicles, as defined as unloaded vehicle weight of 5,500 pounds or less.

The National Highway Traffic Safety Administration (the "NHTSA") issued a Notice of Proposed Rulemaking (NPRM) in May 2004 to upgrade the current side impact crash certification test. The proposed upgrade is intended to improve occupant safety in near-side lateral crashes by adding head impact protection requirements, adding a lateral impact test of the vehicle into a stationary pole, and utilizing new (more biofidelic) test dummies - covering both the average adult male occupant (50th percentile), and smaller (5th percentile) occupants. If this new standard is adopted during 2007, as anticipated, the new requirements will be phased in for vehicle certification from the 2010 model year. Autoliv believes that the upgraded federal standard for side impact protection will promote the installation of side impact head protection airbags, so-called curtain airbags.

For information concerning the material effects on our business relating to our compliance with government regulations, see "Risk Factors - Our business may be adversely affected by environmental and safety regulations or concerns" in Item 1A and page 33 of the Annual Report, which is incorporated herein by reference.

Employees

At December 31, 2006, Autoliv and its subsidiaries had approximately 35,700 employees. In addition, Autoliv had approximately 6,100 temporary hourly workers during 2006. Autoliv considers its relationship with its employees to be good and has not experienced any major strike or other significant labor dispute in recent years.

Important unions that some of Autoliv's employees belong to in Europe include: IG Metall and Textil und Bekleidung in Germany, Amicus in the United Kingdom, Confederation Generale des Travaileurs in France, Federacion Minerometalurgica, Union General de Trabajadores, Comisiones Obereras in Spain and Swedish Metal Workers Union and the Swedish Association of Graduated Engineers in Sweden.

In addition, Autoliv's other regions are represented by the following unions: the Metal Workers Union in Australia, the Union of Needletraders and Industrial and Textile Employees in the United States, the Canadian Automotive Workers in Canada, and Sindicato Nacional de Trabajadores de la Industria Metalurgica y Similares in Mexico.

In many European countries in which we operate, wages, salaries and general working conditions are negotiated with local unions and/or are subject to centrally negotiated collective bargaining agreements. The terms of our various agreements with unions typically range between 1-3 years. Most of our subsidiaries in Europe must negotiate with the applicable local unions important changes in operations, working and employment conditions. In the United Kingdom and the United States there is far less union involvement in establishing wages, salaries and working conditions. Twice a year, the Company's management conducts a meeting with the European Work Council (EWC) to provide employee representatives with important information and a forum for the exchange of ideas and opinions.

Many Asia Pacific countries regulate salary adjustments on an individual basis each year. In Korea and Thailand, employee organizations are involved in various processes.

Financial Information on Geographic Areas

Financial information concerning Autoliv's geographic areas is included in the section titled "Creating Shareholder Value" beginning on page 10 and in Note 19 of the Notes to Consolidated Financial Statements on page 54 of the Annual Report and is incorporated herein by reference. See also Item 1A "Risk Factors - Our business is exposed to risks inherent in global operations".

Joint Ventures

An important element of Autoliv's strategy has been to establish joint ventures to promote its geographical expansion and technological development and to gain assistance in marketing Autoliv's full product line to local automobile manufacturers. Autoliv is not currently involved in any joint ventures that have been formed for the purpose of developing technology, but it is possible that strategic alliances combining Autoliv's technologies and expertise with that of others may expand business opportunities in the future. These joint venture operations are accounted for according to the equity method. Total sales of Autoliv's joint venture operations to customers outside the consolidated Autoliv entity were approximately $166.6 million in the fiscal year ended December 31, 2006.

Autoliv Joint Ventures at December 31, 2006

Country/ % Ownership by Autoliv

China
30%	Changchun Hongguang-Autoliv Vehicle Safety Systems Co. Ltd., Changchun
45%	Shanghai-VOA Webbing Belt Co. Ltd., Shanghai

France
49%	EAK SA Composants pour L'Industrie Automobile, Valentigney
49%	EAK SNC Composants pour L'Industrie Automobile, Valentigney

India
50%	Autoliv-IFB India Ltd., Bangalore

Malaysia
49%	Autoliv-Hirotako Safety Sdn Bhd (parent and subsidiaries), Kuala Lumpur

Autoliv typically contributes design and production knowledge to joint ventures, with the local partner providing sales support and manufacturing facilities. Some of these local partners manufacture and sell standardized seatbelt systems, and will, through the joint venture with Autoliv, be able to upgrade their technology to meet specific customer demands and/or expand their product offerings. In addition to joint ventures in emerging markets, Autoliv has also established joint ventures in developed markets, such as France, either to strengthen its sales position or to gain access to the market.

Available information

The public may read and copy any materials Autoliv files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (1)202-942-8090. Further information regarding filings with the SEC is included in the section titled "Readers Guide and Financial Information" on page 1 of the Annual Report and is incorporated herein by reference.

ITEM 1A - RISK FACTORS

Changes in the source and availability of raw materials and components.

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Peaks in worldwide demand for certain raw materials have had an impact on raw material costs and availability. Our business has not generally experienced significant or long-term difficulty in obtaining raw materials. However, the cost of direct materials amounted to approximately 50% of our sales in 2006. Of the direct materials costs, approximately 39% comprise raw materials costs and approximately 61% comprise value-added costs by the supply chain. A significant increase in the price of raw materials and components we require to manufacture our products could materially increase our operating costs and materially and adversely affect our profit margin.

Delays or stoppages in the delivery of components that are produced by a single supplier would result in supply interruption to our customers and could negatively impact our business.

In certain instances we depend on a single supplier for specific components relating to particular customer programs. The failure of a supplier to perform as expected could result in a delay for Autoliv to supply complete products to our customers in a timely manner. This non-performance on the part of a supplier may consist of: delivery delays; failures caused by production issues; or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Such non-performance could cause our customers to halt their own production processes. In such instances, we may lose income due to the reduced volume of supplied products and may also be exposed to the risk that our customers may seek to recoup from us consequential losses incurred as a result of their lost production.

Our business is exposed to risks inherent in global operations.

Our joint ventures and foreign subsidiaries may be subject to the usual risks inherent in global operations, including, but not limited to: risks with respect to currency exchange rates; economic and political destabilization; other disruption of markets; restrictive laws and actions of certain governments (such as restrictions on transfers of funds, export duties and quotas, foreign customs and tariffs, and unexpected changes in regulatory environments); difficulty in obtaining distribution and support; nationalization; the laws and policies of the United States, the European Union, Japan, China and the World Trade Organization affecting trade, investment and loans; or tax laws. These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition.

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired.

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. We primarily protect our innovations with patents, and vigorously protect and defend our patents, trademarks and know-how against infringement and unauthorized use. At present, we hold approximately 3,800 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. We utilize, and have access to, the patents of our joint ventures. These patents expire on various dates during the period 2007 to 2026. We do not expect the expiration of any single patent to have a material adverse effect on our business, results of operations and financial condition.

Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Also, any patents now owned by us may not afford protection against competitors that develop similar technology.

The cyclicality of automotive production and sales could adversely affect our business.

Our customers, the automobile manufacturers, have production volumes that are dependent upon general economic conditions and the level of consumer spending. Therefore, automotive production and sales can be highly cyclical due to these and other factors, such as, labor relations issues, regulatory requirements or trade agreements. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements or trade agreements. The volume of automotive production in our most important markets in Europe, North America, and Asia has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in the demand for our products. Any significant economic decline that results in a reduction in automotive production and sales by our customers could have a material adverse effect on our business, results of operations and financial condition.

Our business could be materially and adversely affected if we lost any of our largest customers.

Autoliv is dependent on a relatively small number of automobile manufacturers with strong purchasing power, as a result of high market concentration, that has developed due to customer consolidation during the last couple of decades. Our three largest customers represented 44% of our combined sales for 2006, with Ford (including Volvo) accounting for 20%, Renault/Nissan accounting for 12% and GM companies accounting for 12%. Our largest contract accounted for 5% of our total fiscal 2006 sales. This current contract is due to expire in 2012, but can be renewed and extended. Although business with any given customer is typically split into several contracts (usually one contract per vehicle model), the loss of all of the business of any of our primary customers could have a material adverse effect on our business, results of operations and financial condition.

In addition, automobile manufacturers seek competitive quotes from suppliers and demand significant price reductions over a product's life cycle. In line with our customers' purchasing strategies, we have implemented cost-saving programs that management believes will help reduce our own material, production and administrative costs.

Information concerning our major customers is included on page 12 in the section "Creating Shareholder Value" and in Note 19 of the Consolidated Financial Statements on page 54 of the Annual Report, and is incorporated herein by reference.

Escalating pricing pressures from our customers may adversely affect our business.

The automotive industry has been characterized by pricing pressure from customers for many years. This trend is partly attributable to the major automobile manufacturers' strong purchasing power. Similar to other automobile component manufacturers, we expect to quote, under certain circumstances, fixed or maximum prices for long-term supply arrangements. Our future profitability will depend upon, among other things, our ability to continue to reduce our cost per unit and maintain a cost structure, internally and with our suppliers, that will enable Autoliv to remain cost-competitive. Our profitability may also be influenced by our success in designing and marketing technological improvements in automotive safety systems. If we are unable to offset continued price reductions through improved operating efficiencies and reduced expenditures, these price reductions may have a material adverse effect on our business, results of operations and financial condition.

Additional information on pricing pressure is included in the "Management's Discussion and Analysis" section "Risks and Risk Management" on page 32 of the Annual Report and is incorporated herein by reference.

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

In addition, if any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against Autoliv in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. Although we regularly evaluate the appropriateness of these reserves, and adjust them when appropriate, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

Our business may be adversely affected by environmental and safety regulations or concerns.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries. We cannot assure you that we have been or will be at all times in complete compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. Such regulations are subject to a number of factors that are not within our control, including adverse publicity regarding the safety risks of airbags to children and small adults, domestic and foreign political developments, and litigation relating to our products and our competitors' products. In addition, these requirements are complex, subject to change and have tended to become more and more stringent. Accordingly, such requirements may change or become more stringent in the future.

To reduce our exposure to environmental risk, we implemented an environmental plan in 1996 based on our environmental policy. According to the plan, we sought to certify according to ISO 14001, an international standard for environmental management systems, all our plants and units. To date, 61 of our facilities, representing more than 95% of our consolidated sales, have been certified according to ISO 14001.

We have no pending material environmental related issues. We have however made and will continue to make capital and other expenditures to comply with environmental requirements. These regulatory developments or adverse publicity related thereto may adversely affect customer demand for our automotive safety products. Such changes could also result in slower increases, or in decreases, in demand for automotive safety products in other countries.

Additional information relating to our environmental management is included in the "Corporate Social Responsibility" section "Environment" starting on page 21 of the Annual Report and is incorporated herein by reference.

Loss of market share by domestic vehicle manufacturers may adversely affect our results in the future.

In recent years, the Big Three (i.e. Ford Motor Company, General Motors Corporation and the Chrysler unit of DaimlerChrysler AG) have seen a decline in their market share for vehicle sales particularly in North America, with Asian automobile manufacturers increasing their share. Although we do have business with the Asian automobile manufacturers, a portion of our customer base derives from the Big Three. Accordingly, if this trend of Big Three market share loss continues and our share of business with Asian vehicle manufacturers does not increase, our results could be materially and adversely affected.

Work stoppages or other labor issues at our customers' facilities or at our facilities could adversely affect our operations.

If any of our customers experience a material work stoppage, that customer may halt or limit the purchase of our products. This could cause Autoliv to shut down production facilities supplying these products, which could have a material adverse effect on our business, results of operations and financial condition. While labor contract negotiations at our locations historically have rarely resulted in work stoppages, we cannot assure you that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage at one or more of our plants, or our customers' facilities could have a material adverse effect on our business.

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

The markets in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of price, manufacturing and distribution capability, product design, product quality, product delivery and product service. Some of our competitors are companies, or divisions, units or subsidiaries of companies that are larger and have greater financial and other resources than Autoliv. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can or adapt more quickly than we do to new technologies or evolving regulatory, industry or customer requirements. As a result, our products may not be able to compete successfully with their products. We may encounter increased competition in the future from existing competitors or new competitors.

Additional information concerning competition is included in the "Management's Discussion and Analysis" section "Risks and Risk Management" on page 33 of the Annual Report and is incorporated herein by reference.

We may be unable to make the technological advances necessary to carry out product innovations sufficient to meet our customers' demands.

Certain areas of our business, in particular restraint and protection systems utilizing electronics, are subject to technological change. While we believe that, through our research and development activities, our product range will keep pace with changing technologies, products or technologies developed by others may reduce the competitiveness of our products.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM II. PROPERTIES

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

Autoliv Manufacturing Facilities

Country/Company	Location of Facility	Items Produced at Facility	Owned/ Leased

Argentina
Autoliv Argentina SA	Buenos Aires	Seatbelts and airbags	Owned

Australia
Autoliv Australia Proprietary Ltd	Melbourne	Seatbelts and airbags	Leased
VOA Webco Pty Ltd	Melbourne	Seatbelt webbing	Leased

Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, steering wheels and webbing	Owned

Canada
VOA Canada, Inc	Collingwood	Seatbelt webbing	Owned
Autoliv Canada, Inc	Tilbury	Airbag cushions	Owned
Autoliv Electronics Canada, Inc	Markham, Ontario	Airbag electronics	Leased

China
Autoliv Vehicle Safety Systems Co. Ltd	Shanghai	Airbags and steering wheels	Owned
Autoliv MawHung Vehicle Safety Systems Co. Ltd	Changchun	Seatbelts	Owned
Changchun Hongguang-Autoliv Vehicle Safety System Co. Ltd	Changchun	Seatbelts	Owned
Nanjing Hongguang Autoliv Safety Systems Co. Ltd	Nanjing	Seatbelts	Leased
Shanghai-VOA Webbing Belt Co Ltd	Shanghai	Seatbelt webbing	Owned
Autoliv Vehicle Safety Systems Co., Ltd.	Guangzhou	Seat subsystems	Leased
Autoliv Inflator Co., Ltd	Shanghai	Inflators	Owned

Estonia
Norma AS	Tallinn	Seatbelts and belt components	Owned

France
Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags, production machinery equipment	Leased
EAK Composants pour L'Industrie Automobile	Valentigney	Seatbelts and airbags	Owned
Isodelta SA	Chiré-de-Montreuil	Steering wheels and covers	Owned
Livbag SA	Pont-de-Buis	Airbag inflators	Leased
NCS Pyrotechnie et Technologies SA	Survillier	Initiators for airbag inflators	Owned
Autoliv Electronics SAS	Cergy-Pontoise	Airbag electronics	Leased
Autoliv Electronics	Etienne de Rouvray	Airbag electronics	Leased

Germany
Autoliv GmbH	Dachau	Airbags and pretensioners	Owned
	Elmshorn	Seatbelts	Owned
	Dobeln	Seatbelts	Leased
	Braunschweig	Airbag module assembly	Owned
Stakupress GmbH	Norderstedt	Seatbelt components	Leased
Autoliv Protektor GmbH	Lubeck	Seatbelts	Leased

Hungary
Autoliv KFT	Sopron	Seatbelts	Owned

India
Autoliv-IFB India Ltd	Bangalore	Seatbelts	Owned

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts	Leased

Japan
Autoliv Japan Ltd	Tsukuba	Airbags	Owned
Autoliv-Nichiyu Japan Co. Ltd	Taketoyo	Airbag inflators	Leased
Autoliv-Izumi Japan Ltd	Atsugi	Steering wheels	Owned
NSK Autoliv Co. Ltd	Fujisama	Seatbelts	Leased
Autoliv Hiroshima Ltd	Hiroshima	Steering wheels	Owned

Korea
Autoliv Mando Corporation	Seoul	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Safety Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv de Mexico SA de CV	Toluca	Seatbelts and airbags	Owned
Autoliv Safety Technologies de Mexico SA de CV	Tijuana	Seatbelts	Owned
Autoliv Components Mexico, SA de RL de CV	Querétaro	Airbag cushions	Owned
Autoliv Steering Wheels Mexico, S de RL de CV	Querétaro	Steering wheels	Owned
Autoliv Resortes Dinamicos SA de CV	Lerma	Springs for seatbelts, retractors and height adjusters	Owned

Netherlands
Van Oerle Alberton BV	Boxtel	Seatbelt webbing	Owned

Philippines
Autoliv QB Inc	Manila	Seatbelts	Leased
Autoliv-Izumi Co	Cebu	Steering wheels	Leased

Poland
Autoliv Poland Sp z.o.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Seatbelts	Owned

Romania
Autoliv Romania SA	Brasov	Seatbelts	Owned
Van Oerle Alberton BV	Brasov	Seatbelt webbing	Owned
Autoliv Electronics Europe	Timisoara	Safety electronics	Leased
Autoliv Inflator Romania	Brasov	Inflators	Owned

South Africa
Autoliv Southern Africa Pty Ltd	Gauteng	Seatbelts and airbags	Owned

Spain
Autoliv-KLE SA	Barcelona	Seatbelts	Owned
Autoliv-BKI SA	Valencia	Airbags	Owned

Sweden
Autoliv Sverige AB	Vårgårda	Airbags, seatbelts and integrated child seats	Owned
Autoflator AB	Vårgårda	Inflators	Owned/Leased office module
Autoliv Mekan AB	Hässleholm	Components for car seats	Owned
Autoliv Electronics AB	Motala	Safety electronics	Leased

Taiwan
Mei-An Autoliv Co. Ltd	Taipei	Seatbelts and airbags	Leased

Thailand
Autoliv Thailand Ltd	Chonburi	Seatbelts and airbags	Owned

Tunisia
Autoliv Tunisia Zriba	Zriba	Seatbelts	Owned
Autoliv Steering Wheels Tunisia	El Fahs and Nadhour	Leather wrapping of steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret AS	Istanbul	Seatbelts and airbags	Owned
Autoliv Spring Dynamics Turkey Ltd	Istanbul	Springs for retractors and height adjusters	Owned
Autoliv Leather Steering Wheel Ltd Co	Istanbul	Leather wrapping of steering wheels	Owned

United Kingdom
Autoliv Spring Dynamics Ltd	Milton Keynes	Springs for belt retractors and height adjusters	Leased
Airbags International Ltd	Congleton	Airbag cushions	Leased
Spiroflex Ltd	Northampton	Springs for belt retractors and height adjusters	Owned

USA
Autoliv ASP, Inc.	Brigham City, Utah	Inflators	Owned
	Madisonville, Kentucky	Seatbelts	Owned
	Ogden, Utah	Airbag modules	Owned
	Ogden, Utah	Service parts	Owned
	Promontory, Utah	Gas generators	Owned
	Colombia City, Indiana	Steering wheels	Owned
	Goleta, California	Night vision cameras	Leased
OEA, Inc	Tremonton, Utah	Airbag initiators	Owned

TECHNICAL CENTERS AND CRASH TEST LABORATORIES

Location	Function

Australia
Autoliv Australia, Melbourne	Full-scale test laboratory

France
Autoliv France, Gournay-en-Bray	Technical center for airbags and seatbelts with full-scale test laboratory
Autoliv Electronics France, Cergy-Pontoise	Technical center for electronics and active safety
Autoliv Inflators, Pont-de-Buis	Technical center for inflators and pyrotechnic development

Germany
Autoliv Germany, Dachau	Technical center for frontal airbags with full-scale test laboratory
Autoliv Germany, Elmshorn	Technical center for seatbelts with full-scale test laboratory

Japan
Autoliv Japan, Tsukuba	Technical center for airbags with sled test laboratory
Autoliv NSK, Kanagawa	Technical center for seatbelts with full-scale test laboratory

Korea
Autoliv Mando, Seoul	Technical center with sled test laboratory

Romania
Autoliv Romaina, Brasov	Quality and sled test laboratory

Spain
Autoliv Spain, Barcelona	Full-scale test laboratory

Sweden
Autoliv Research, Vårgårda	Research center
Autoliv Safety Center, Vårgårda	Technical center for side airbags with full-scale test laboratory, including roll-overs.
Autoliv Electronics Sweden, Motala/Linköping	Technical center for electronics and active safety

USA
Autoliv North America, Auburn Hills, Michigan	Technical center for airbags, steering wheels, seatbelts with full-scale test laboratory
Autoliv North America, Ogden, Utah	Technical center for airbags, inflators and pyrotechnics
Autoliv Electronics America, Southfield, Michigan	Technical center for electronics and active safety

Additional information relating to the Company's properties is included in the section titled "Global Presence" on pages 60 and 61 of the Annual Report and is incorporated herein by reference.

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

In December 2003, a United States Federal District Court awarded a supplier of Autoliv ASP, Inc. approximately $27 million plus pre-judgment interest of approximately $7 million in connection with a commercial dispute that relates to purchase commitments. Autoliv appealed the verdict and the supplier has cross-appealed in regard to the calculation of the amount of pre-judgment interest. The United States Court of Appeals for the Federal Circuit on August 7, 2006, affirmed the judgment of the district court on certain appeal issues, vacated the district court's decision on certain other appeal issues and remanded the case for the district court to reconsider, and finally adjusted the district court's calculations of pre-judgment interest. On November 29, 2006, the United States Federal District Court amended the judgment on pre-judgment interest and denied Autoliv's motion for vacatur. Autoliv has appealed the decision. While legal proceedings are subject to inherent uncertainty, Autoliv believes that it has meritorious grounds for appeal, which would result in a new trial if we are successful, and that it is possible that the judgment could be eliminated or substantially altered as a result of the appeal process. Consequently, in the opinion of the Company's management, it is not possible to determine the final outcome of this litigation at this time. Autoliv cannot be assured that the final outcome of this litigation will not result in a loss that will have to be recorded by the Company.

The Company believes that it is currently adequately insured against product and other liability risks, at levels sufficient to cover potential claims, but Autoliv cannot assure that the level of coverage will be sufficient in the future or that such coverage will be available on the market.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Autoliv during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information concerning the market for Autoliv's common stock including the relevant trading market, and approximate number of shareholders is included in the section titled "The Autoliv Share" on pages 62 and 63 of the Annual Report and is incorporated herein by reference. In 2006, the Company began to accrue for dividends that had been declared but not yet paid. Information on the Company's dividend payments is included on page 29 of the Annual Report and is also incorporated by reference. The table below contains recent share prices and dividends declared for the two most recent years.

		SHARE PRICE AND DIVIDENDS

		New York (US$)			Stockholm (SEK)			Dividend Declared
Period		High	Low	Close	High	Low	Close	US$
_____________________________________________________________
Q1	2005	52.11	44.89	47.65	356	310	338	0.30
Q2	2005	48.24	43.21	43.80	353	305	341	0.30
Q3	2005	47.50	41.99	43.50	373	323	336	0.32
Q4	2005	46.05	39.68	45.42	368	311	359	0.32
Q1	2006	58.04	46.51	56.58	451	359	442	0.32
Q2	2006	60.19	52.00	56.57	445	372	405	0.35
Q3	2006	57.74	51.74	55.11	431	380	406	0.37
Q4	2006	61.00	54.29	60.30	424	392	414	0.37

Equity Compensation Plans

Autoliv has only equity compensation plans approved by stockholders. Information about the Company's equity compensation plans as of December 31, 2006 is presented in the table below:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights2)	Weighted-average exercise price of outstanding options, warrants and rights3)	Number of securities remaining available for future issuance (a)

Equity compensation plans approved by security holders1)	1,361,714	$37.10	1,760,2674)
Equity compensation plans not approved by security holders	-	-	-
Total	1,361,714	$37.10	1,760,267

1) Consists of Autoliv, Inc. 1997 Stock Incentive Plan.
2) Includes 279,730 shares of common stock issuable upon the vesting and conversion of RSU.
3) Excludes vested and converted RSUs referred to in note 2 above.
4) Includes 1,760,267 shares of common stock available for future issuance under the Autoliv, Inc. 1997 Stock Incentive Plan.

Stock Repurchase Program

During the fourth quarter of 2006, Autoliv repurchased 1,152,000 shares at an average cost of US$57.64 per share. Since the repurchasing program was adopted in 2000, Autoliv has repurchased 24 million shares at an average cost of US$38.36 per share.

	Stockholm Stock Exchange		New York Stock Exchange		SSE+NYSE
	("SSE")		("NYSE")		Total No. of Shares		Max. No. of Shares
Date	Total No. of Shares	Average Price in US$	Total No. of Shares	Average Price in US$	Purchased as Part of Publicly	Average Price in USD	that may yet be Purchased under the
	Purchased	Paid per Share	Purchased	Paid per Share	Announced Plans or Programs	Paid per Share	Plans or Programs

Oct. 1-
Oct. 31
Total	0	0.0000	0	0.0000	0	0.0000	7,175,100
Nov. 1-
Nov. 30
Total	369,700	57.1086	392,500	56.8005	762,200	56.9499	6,412,900
Dec. 1-
Dec. 31
Total	195,000	58.7859	194,800	58.7108	389,800	58.7484	6,023,100
Total	564,700	57.6878	587,300	57.4341	1,152,000	57.5585	6,023,100

The initial announcement of the share buy back program with an authorization to buy back 10 million shares was made on May 9, 2000. An expansion to 20 million shares and then to 30 million shares was announced on April 30, 2003, and December 15, 2005, respectively. The share buy back program does not have an expiration date.

Additional information concerning the repurchase of Autoliv stock is included on page 15 in "Creating Shareholders value" and in the Management's Discussion and Analysis section titled "Share Buy-backs and Dividends" on page 24 of the Annual Report, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 2006 is included on page 65 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2006 is included on pages 23 through 33 of the Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Quantitative and Qualitative Disclosures about market risk are included in the Management's Discussion and Analysis section "Risks and Risk Management" on pages 32 through 35 of the Annual Report and are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Balance Sheets of Autoliv as of December 31, 2006 and 2005 and the Consolidated Statements of Income and Cash Flows and Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2006, the Notes to the Consolidated Financial Statements, and the Report of the Independent Registered Public Accounting Firm are included on pages 37 through 55 of the Annual Report and are incorporated herein by reference.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes and have been no disagreements in our two most recent fiscal years with our independent auditors regarding accounting or financial disclosure matters.

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

(b)	Management's Report on Internal Control Over Financial Reporting

The Management Report on Internal Control over Financial Reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) is included in the section Management's Reports immediately preceding the audited financial statements on page 36 of the Annual Report, and is incorporated herein by reference.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young AB, an independent registered public accounting firm, as stated in their report which is included on page 55 of the Annual Report and is incorporated herein by reference.

(c)	Changes in Internal Control over Financial Reporting There were no changes in the internal control over financial reporting in the period covered by this report.
ITEM 9B. Other Information All events required to be disclosed on form 8-K during the 4th quarter have been reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors:

Information concerning the directors and nominees for re-election of directors of Autoliv is included on pages 5-8 in the 2007 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant:

Lars Westerberg, age 58, President and Chief Executive Officer of Autoliv, Inc. from February 1, 1999, and Director of Autoliv since February 1999. From 1994 until he assumed his positions with Autoliv, Mr. Westerberg was President and Chief Executive Officer of Granges AB, a Swedish-based aluminum and plastics company listed on the Stockholm Stock Exchange. From 1991 until 1994, he held the same positions at the publicly-traded welding company Esab AB. He started his employment with Esab in 1984 and held several executive positions, including President of Esab's North American subsidiary. Mr. Westerberg is the Chairman of the Board of Husqvarna AB, the world's largest producer of chainsaws, lawn mowers and other garden equipment that is listed on the Stockholm Stock Exchange, and a director of SSAB, a leading Swedish producer of high-strength steel sheets and steel plates traded on the Stockholm Stock Exchange, Plastal AB, a Swedish supplier of automotive plastic components and Haldex AB, a listed Swedish automotive braking and transmission supplier. Mr. Westerberg holds a Master of Science Degree in Electrical Engineering from the Royal Institute of Technology (KTH) in Stockholm and a graduate in Business Administration from the University of Stockholm.

Steven Fredin, age 44, Vice President Engineering, appointed September 1, 2006. Mr. Fredin has worked for Autoliv since 1988 and has been a key technical leader in virtually all of Autoliv's product areas. Prior to assuming his current position, he was Director Global System Development of the Company and Vice President of Seatbelt Development for Autoliv North America. Mr. Fredin holds a Bachelor of Science degree in Mechanical Engineering from the Michigan Technological University.

Halvar Jonzon, age 56, Vice President Purchasing, appointed January 1, 2002. Prior to joining Autoliv, Mr. Jonzon held various positions since 1974 in Electrolux, the Swedish white goods company, including General Manager of Electrolux International (1983-86), Senior Vice President, Purchasing for the White Goods Division (1986-91), Senior Vice President and General Manager for Nordic Markets (1991-96) and for the European Logistics Division (1996-99), as well as Senior Vice President and Chief of Staff of Electrolux Home Products Europe S.A. in Brussels (1999-02). He holds an MBA from Stockholm School of Economics and an Executive Education Diploma from Columbia Business School in New York City.

Magnus Lindquist, age 43, Vice President and Chief Financial Officer, appointed March 8, 2001. Before joining Autoliv on July 1, 2001, Mr. Lindquist was Executive Vice President of Perstorp AB, a Swedish-based chemistry and materials technology corporation, with responsibility from 1996 of Finance, Business Development and Strategy, and from 1999 also for Treasury and IT. He has also held various positions in the finance departments of the public Swedish companies Stora (pulp and paper), Skanska (construction), Swedish Match (consumer goods) and the SEB Bank.

Benoît Marsaud, age 54, Vice President and Chief Operating Officer appointed September 1, 2006. Mr. Marsaud has served as Vice President Manufacturing since 1998, President of Autoliv France since 1997 and Vice President Manufacturing of Autoliv AB since 1992. He holds a Master of Science degree from Ecole Nationale Superieure Des Arts et Metiers in Paris.

Svante Mogefors, age 52, Vice President Quality, appointed April 1, 2005. Mr. Mogefors has been Director Corporate Quality of Autoliv AB since 2003. Mr Mogefors initially joined Autoliv in 1985 and has experience from several functions and positions within Autoliv, including the areas of product development, process implementations and quality control. Between 1990 and 1996, Mr Mogefors was for a period President of Lesjöfors Herrljunga AB and for another period President of Moelven E-Modul AB. Mr. Mogefors holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

Mats Ödman, age 56, Vice President Corporate Communications, appointed May 1, 1997. Mr. Ödman has served as Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Ödman had the same position in Fermenta AB and Gambro AB. Prior to that Mr. Ödman was Investor Relations Manager in New York of Pharmacia AB.

Jan Olsson, age 52, Vice President Research, appointed April 1, 2005. Mr. Olsson was Vice President Engineering from 1997 to 2005, President of Autoliv Sverige AB from 1994 to 1997 and Manager of Engineering of Autoliv Sverige from 1989 until August 1994. Mr. Olsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

Hans-Göran Patring, age 57, Vice President Human Resources, appointed on April 26, 2001. Prior to assuming his current position on January 1, 2002, he was Deputy Vice President, Human Resources from September 3, 2001, and from 1999 Group Vice President of Human Resources of the Global Automation Division at ABB in Zurich, Switzerland. Previously, he was Vice President of Human Resources for ABB's Global Robotics Business based in the United Kingdom for three years.

Jörgen I. Svensson, age 45, Vice President Legal Affairs, General Counsel and Secretary, appointed May 1, 1997. Mr. Svensson has been Legal Counsel of Autoliv AB since 1989, General Counsel since 1991, and Vice President Legal Affairs and General Counsel since 1994. Mr. Svensson holds a Master of Law degree from the University of Lund, Sweden.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The information required by Item 10 regarding directors and officers is included under the caption "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" on page 22 in the 2007 Proxy Statement and is incorporated herein by reference. The information required by Item 10 regarding the Company's Code of Ethics is included under the caption "The Board Meeting Attendance and Compensation of Directors" on page 5 in the 2007 Proxy Statement. The information required by the same item regarding Audit committee and Audit committee financial experts is included in the sections "Committees of the Board" and "Audit Committee Reoprt" on page 8 in the Proxy Statement and is incorporated herein by reference.

A matrix summarizing Board Meeting Attendance is published on page 57 in the Annual Report and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 regarding executive compensation for the year ended December 31, 2006 is included under the caption "Executive Compensation" on pages 13 through 21 of the 2007 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Compensation Committe is included in the sections "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" on pages 10-12 in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 regarding beneficial ownership of Autoliv's common stock is included under the caption "Voting Securities and Principal Holders Thereof" on pages 12-13 of the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2006, no transactions took place that the Company deemed to require disclosure under Item 13. For further information regarding the Company's policy and procedures concerning to related party transactions, see page 5 of the 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9 (e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of services provided to Autoliv is included under the caption "Ratification of Appointment of Independent Auditors" on pages 22-23 of the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

(1)

Financial Statements

The following consolidated financial statements are included on pages 37 through 54 of the Annual Report and Selected Financial Data is included on page 65 of the Annual Report and are incorporated herein by reference:

(i) Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004 (page 37); (ii) Consolidated Balance Sheets - as of December 31, 2006 and 2005 (page 38); (iii) Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004 (page 39); (iv) Consolidated Statements of Shareholders' Equity - as of December 31, 2006, 2005 and 2004 (page 40); (v) Notes to Consolidated Financial Statements (pages 41-54); (vi) Report of Independent Registered Public Accounting Firm (page 55).

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

13	Autoliv's Annual Report to Shareholders for the fiscal year ended December 31, 2006.

21***	Autoliv's List of Subsidiaries.

22	No matters were submitted to Autoliv's stockholders during the fourth quarter of 2006.

23***	Consent of Independent Registered Public Accounting Firm.

31***	Certification of the Chief Executive Officer and Chief Financial Officer of Autoliv, Inc.

32***	Certification of the Chief Executive Officer and Chief Financial Officer of Autoliv, Inc.

99.h	Facilities Agreement of $1,100,000,000, dated November 7, 2005, among Autoliv Inc. and the lenders named therein.

________________________
* Filed in 10-K for the fiscal year ended 2002.
** Filed in 10-K for the fiscal year ended 2003.
*** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 23, 2007.

AUTOLIV, INC.
(Registrant)
By /s/ Magnus Lindquist

Magnus Lindquist
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 23, 2007.

Title	Name

Chairman of the Board of Directors	/s/ S. Jay Stewart S. Jay Stewart

Chief Executive Officer and Director (Principal Executive Officer)	/s/ Lars Westerberg Lars Westerberg

Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ Magnus Lindquist Magnus Lindquist

Director	/s/ Robert W. Alspaugh Robert W. Alspaugh

Director	/s/ Per-Olof Aronson Per-Olof Aronson

Director	/s/ Sune Carlsson Sune Carlsson

Director	/s/ William E. Johnston Jr. William E. Johnston Jr.

Director	/s/ Walter Kunerth Walter Kunerth

Director	/s/ George A. Lorch George A. Lorch

Director	/s/ Lars Nyberg Lars Nyberg

Director	/s/ James M. Ringler James M. Ringler

Director	/s/ Tetsuo Sekiya Tetsuo Sekiya

Director	/s/ Per Welin Per Welin
EXHIBIT 21 List of Subsidiaries of the Company
Argentina
Autoliv Argentina SA

Australia
Autoliv Australia Proprietary Ltd
Van Oerle Webco Pty Ltd

Belgium
Autoliv Belgium N.V.

Brazil
Autoliv do Brasil Ltda

Canada
Autoliv Canada, Inc
Autoliv Electronics Canada, Inc
VOA Canada, Inc

China
Autoliv China Electronics Co Ltd
Autoliv (Shanghai) Inflator Co Ltd
Autoliv (Shanghai) Automotive Restraint Systems Co Ltd
Autoliv (Shanghai) Vehicle Safety Systems Co Ltd
Autoliv (Changchun) Maw Hung Vehicle Safety Systems Co Ltd (59%)
ACG Autoliv (Guangzhou) Vehicle Safety Systems Co Ltd
Autoliv (Shanghai) Steering Wheel Co Ltd
Nanjing Hongguang Autoliv Vehicle Safety Co Ltd (70%)
Autoliv (China) Management Co Ltd
Autoliv China Technical Center Co Ltd
Taicang van Oerle Alberton Shenda Special Type Textile Products

Estonia
Norma AS (51%)

France
Societe Franco Suedoise d'Investissement SA
Autoliv France SNC
Autoliv IsoDelta SA
Livbag SAS
Livbag SNC
NCS Pyrotechnie et Technologies SA
Autoliv Electronics SAS
OEA Europe Sarl

Germany
Autoliv Beteiligunsgesellschaft GmbH
Autoliv BV & Co KG
Autoliv Sicherheitstechnik GmbH
Autoliv Stakupress GmbH
Autoliv Autosicherheitstechnik GmbH
Autoliv Protektor GmbH

Hungary
Autoliv KFT

Indonesia
P.T. Autoliv Indonesia

Italy
Autoliv Italia S.P.A

Japan
Autoliv Kabushiki Kaisha Ltd
Autoliv Japan Ltd
Autoliv Nichiyu Co Ltd
Autoliv Izumi Co Ltd
Autoliv Hiroshima Ltd

Korea
Autoliv Mando Corporation (65%)

Mexico
Autoliv Mexican Holdings S de RL de CV
Autoliv Components Mexico, S de RL de CV
Autoliv Servicios de Mexico S de RL de CV
Autoliv Safety Technology de Mexico SA de CV
Autoliv Steering Wheels Mexico S de RL de CV
Autoliv Steering Wheels Services S de RL de CV
Autoliv Resortes Dinamicos SA de CV
Servicios Administrativos Autoliv SA de CV
Autoliv Mexico SA de CV

The Netherlands
Autoliv Autosicherheitstechnik BV
Autoliv Holding BV
Autoliv BV
Autoliv ASP BV
Autoliv Overseas BV
Marling BV
Van Oerle Alberton Holding BV
Van Oerle Alberton BV

New Zealand
Autoliv New Zealand Ltd

Philippines
Autoliv Philippines Izumi Co
Autoliv Philippines Inc (91%)

Poland
Autoliv Poland Sp z.o.o.

Romania
Autoliv Romania SA

South Africa
Autoliv Southern Africa Pty Ltd

Spain
Autoliv KLE, S.A.U.
Autoliv BKI SA

Sweden
Autoliv AB
Autoliv Holding AB
Autoliv Sverige AB
Autoliv East Europe AB
Autoliv Electronics AB
Svensk Airbag AB
Autoliv Mekan AB
Autoflator AB

Taiwan
Mei-An Autoliv Co (59%)

Thailand
Autoliv Thailand Ltd
NSK Safety Technology (Thailand) Co Ltd

Tunisia
Autoliv Tunisia Zriba
ASW1 El Fahs
ASW2 Nadhour
ASW3 Nadhour
ASF El Fahs

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret AS
Autoliv Springdynamics Turkey Ltd
Autoliv Leather Steering Wheel Limited Co

United Kingdom
Autoliv UK Holding Ltd
Autoliv Ltd
Autoliv Holding Ltd
Airbags International Ltd
Autoliv Spring Dynamics Ltd
Spiroflex Ltd

USA
Autoliv ASP, Inc (Indiana)
OEA, Inc (Delaware)
Autoliv Safety Technology, Inc (Delaware)
Autoliv Holding, Inc (Delaware)

All subsidiaries are wholly owned unless otherwise indicated.

The names of certain subsidiaries, which considered in the aggregate would not constitute a "significant subsidiary" as such term is defined in the regulations under the federal securities laws, have been omitted from the foregoing list.

EXHIBIT 23

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Autoliv, Inc. of our reports dated February 19, 2007, with respect to the consolidated financial statements of Autoliv, Inc., Autoliv, Inc. management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting of Autoliv, Inc., included in the 2006 Annual Report to Shareholders of Autoliv, Inc.

We consent to the incorporation by reference in the following Registration Statements:

(1)	Registration Statements (Form S-8 No. 333-26299 and 333-117505) pertaining to the Autoliv, Inc. 1997 Stock Incentive Plan

(2)	Registration Statement (Form S-8 No. 333-26303) pertaining to the Autoliv ASP Employee Investment Plan of Autoliv, Inc.

of our reports dated February 19, 2007, with respect to the consolidated financial statements of Autoliv, Inc., Autoliv, Inc. management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting of Autoliv, Inc., incorporated herein by reference.

/s/ Ernst & Young AB
Stockholm, Sweden
February 19, 2007