Form 10-K/A
period 2006-12-31
AUTOLIV INC
filed 2007-02-28
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

Explanatory Note
Autoliv, Inc. is filing this amendment No. 1 to form 10-K for the year ended December 31, 2006 solely to correct six typographical errors in the Annual Report provided as Exhibit 13. The corrections were made in the sections "Management's Discussion and Analysis", "Consolidated Statements of Income", "Note 18 Retirement Plans", and "The Autoliv Share - Outperforming the Market".

Accordingly, the annual report that was filed as Exhibit 13 to Autoliv's Form 10-K for the year ended December 31, 2006, is hereby amended in its entirety by the annual report filed as Exhibit 13 to this amendment No. 1 to Autoliv's Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 28, 2007.

AUTOLIV, INC.
(Registrant)
By /s/ Magnus Lindquist

Magnus Lindquist
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 28, 2007.

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