Form 10-Q
period 2007-03-31
AUTOLIV INC
filed 2007-04-27
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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
Yes: [ ]   No: [x]
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of April 24, 2007, there were 79,606,102 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts but forward-looking statements that involve risks and uncertainties that could cause Autoliv, Inc.'s ("Autoliv" or the "Company") results to differ materially from what is projected, including, but not limited to, the following: higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending and future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or governmental action; labor disputes; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including currency exchange rate fluctuations, and other factors. Except for the Company's ongoing obligation to disclose material information under the federal securities laws, the Company undertakes no obligations to update publicized information and forward-looking statements whether as a result of new information or future events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INDEX

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
1.1 Basis of Presentation
1.2 Receivables
1.3 Inventories
1.4 Restructuring
1.5 Product Related Liabilities
1.6 Comprehensive Income
1.7 Business Acquisitions
1.8 New Accounting Pronouncements
1.9 Income Taxes
1.10 Retirement Plans
1.11 Contingent Liabilities
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
ITEM 4T. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollars in millions, except per share data)

	Quarter January - March
	2007	2006
Net sales
- Airbag products	$1,104.3	$1,038.8
- Seatbelt products	594.9	529.1
Total net sales	1,699.2	1,567.9

Cost of sales	(1,361.8)	(1,237.9)
Gross profit	337.4	330.0

Selling, general & administrative expenses	(92.3)	(81.7)
Research, development & engineering expenses	(111.6)	(102.9)
Amortization of intangibles	(6.9)	(3.8)
Other income (expense), net	(0.6)	(1.1)
Operating income	126.0	140.5

Equity in earnings of affiliates	1.3	1.4
Interest income	2.0	2.6
Interest expense	(15.1)	(10.7)
Other financial items, net	(1.0)	(0.7)
Income before income taxes	113.2	133.1

Income taxes	(37.3)	(34.9)
Minority interests in subsidiaries	(2.7)	(3.6)
Net income	$73.2	$94.6

Earnings per share - basic	$0.91	$1.13
Earnings per share - diluted	$0.91	$1.13

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	79.6	82.9
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	80.3	84.0

Cash dividend per share - paid	$0.37	$0.32

See "Notes to unaudited consolidated financial statements".

CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in millions)

	March 31	December 31
	2007	2006
	(unaudited)
Assets
Cash & cash equivalents	$141.3	$168.1
Receivables	1,379.7	1,206.7
Inventories	540.4	545.4
Other current assets	173.7	178.2
Total current assets	2,235.1	2,098.4

Property, plant & equipment, net	1,167.7	1,160.4
Investments and other non-current assets	179.0	175.7
Goodwill	1,570.6	1,537.1
Intangible assets, net	154.8	139.2
Total assets	$5,307.2	$5,110.8

Liabilities and shareholders' equity
Short-term debt	$325.9	$294.1
Accounts payable	792.4	762.5
Accrued expenses	303.1	270.6
Other current liabilities	210.3	204.4
Total current liabilities	1,631.7	1,531.6

Long-term debt	953.1	887.7
Pension liability	92.2	93.8
Other non-current liabilities	137.1	109.7
Minority interests in subsidiaries	55.5	85.1
Shareholders' equity	2,437.6	2,402.9
Total liabilities and shareholders' equity	$5,307.2	$5,110.8

See "Notes to unaudited consolidated financial statements."

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in millions)

	Quarter January - March
	2007	2006

Operating activities
Net income	$73.2	$94.6
Depreciation and amortization	80.0	73.0
Deferred taxes and other	(0.2)	(0.3)
Changes in operating assets and liabilities	(63.2)	(28.8)
Net cash provided by operating activities	89.8	138.5

Investing activities
Capital expenditures	(75.3)	(83.9)
Proceeds from sale of property, plant and equipment	0.8	22.8
Acquisitions of businesses and other, net	(78.0)	(1.4)
Net cash used in investing activities	(152.5)	(62.5)

Financing activities
Net increase (decrease) in short-term debt	25.2	(23.5)
Issuance of long-term debt	73.7	128.3
Repayments and other changes in long-term debt	-	(93.1)
Dividends paid	(29.6)	(26.8)
Shares repurchased	(40.2)	(55.9)
Stock options exercised	3.8	4.1
Minority interests and other, net	1.5	(0.2)
Net cash used in financing activities	34.4	(67.1)

Effect of exchange rate changes on cash	1.5	11.1
Increase (decrease) in cash and cash equivalents	(26.8)	20.0

Cash and cash equivalents at period-start	168.1	295.9
Cash and cash equivalents at period-end	$141.3	$315.9

See "Notes to unaudited consolidated financial statements."

KEY RATIOS (UNAUDITED)
	Quarter January - March
	2007	2006

Earnings per share - basic1)	$0.91	$1.13
Earnings per share - diluted1)	$0.91	$1.13
Equity per share	30.62	27.91
Cash dividend per share - paid	0.37	0.32
Operating working capital, $ in millions 3)	819	552
Capital employed, $ in millions	3,570	3,209
Net debt, $ in millions 3)	1,133	895
Net debt to capitalization, % 3)4)	31	27

Gross margin, % 5)	19.9	21.0
Operating margin, % 6)	7.4	9.0

Return on shareholders' equity, %	12.1	16.3
Return on capital employed, %	14.6	17.7

Weighted average no. of shares in millions 1)2)	80.3	84.0
No. of shares at period-end in millions 7)	79.6	82.9
No. of employees at period-end	35,500	34,100
Headcount at period-end	42,000	39,300
Days receivables outstanding 8)	74	75
Days inventory outstanding 9)	31	30

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

See "Notes to unaudited consolidated financial statements."

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Unless otherwise noted, all amounts are dollars in millions, except for per share amounts) March 31, 2007

1.1 Basis of Presentation

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN-48"), on January 1, 2007. Therefore the method of determining the liability recorded for the unrecognized tax benefits has changed and is not comparable between first quarter 2007 and 2006. For further information see footnote 1.9 Income Taxes.

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's reporting periods in this report consist of thirteen-week periods, ending on the Friday closest to the last day of the calendar month. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv's reports filed with the Securities and Exchange Commission (the "SEC").

For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Autoliv, Inc. annual report on Form 10-K/A for the year ended December 31, 2006, filed with the SEC on February 28, 2007.

The filings with the SEC of annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents can also be obtained free of charge from Autoliv at the Company's address. These documents are also available at the SEC's website at www.sec.gov and at the Company's corporate website at www.autoliv.com.

1.2 Receivables

During the first quarter of 2007, the Company sold receivables relating to selected customers to various external financial institutions without recourse. These factoring agreements have the effect of reducing short-term debt, accounts receivable and days sales outstanding. At March 31, 2007 and December 31, 2006, $90 million and $98 million, respectively, of sold receivables remained outstanding under these agreements.

1.3 Inventories

Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserve:

	March 31, 2007	December 31, 2006

Raw materials	$198.6	$196.4
Work in progress	235.3	234.5
Finished products	106.5	114.5
Total	$540.4	$545.4

1.4 Restructuring

2006

In 2006, the employee-related restructuring provisions mainly related to headcount reductions in high-cost countries. The cash payments mainly related to Europe and Australia for plant consolidation initiated in 2006, as well as in 2005. The change in liability during 2006 includes a resolution of a legal dispute resulting in cash payments. The changes in the reserves have been charged against "Other income (expense), net" in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2005 to December 31, 2006.

	December 31	Cash	Change in	Translation	December 31
	2005	payments	reserve	difference	2006

Restructuring - employee related	$7.8	$(15.2)	$13.2	$0.6	$6.4
Liability	9.5	(4.5)	(5.3)	0.3	-
Total reserve	$17.3	$(19.7)	$7.9	$0.9	$6.4

During 2006, 938 employees covered by the restructuring reserves left the Company. As of December 31, 2006, 217 employees remained who are covered by the restructuring reserves.

2007

Q1
The increase in the employee-related restructuring provisions in the quarter mainly related to operations in high-cost countries. The cash payments mainly related to Europe, USA and Australia for restructuring activities initiated in 2006, as well as in 2005. The change in the reserve has been charged against "Other income (expense), net" in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2006 to March 31, 2007.

	December 31	Cash	Change in	Translation	March 31
	2006	payments	reserve	difference	2007

Restructuring - employee related	$6.4	$(1.6)	$0.6	$0.0	$5.4

During the quarter, 71 employees covered by the reserves left the Company. As of March 31, 2007, 179 employees remained who are covered by the restructuring reserves.

1.5 Product-Related Liabilities

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

The table below summarizes the change in the balance sheet position of the product-related liabilities for the quarter.

	Quarter January - March
	2007	2006

Reserve at beginning of the period	$22.8	$33.3
Change in reserve	0.5	(0.5)
Cash payments	(3.2)	(4.7)
Translation difference	0.1	0.6
Reserve at end of the period	$20.2	$28.7

1.6 Comprehensive Income Comprehensive income includes net income for the year and items charged directly to equity.
	Quarter January - March
	2007	2006

Net income	$73.2	$94.6
Pension liability1)	0.2	-
Fair value of derivatives	(0.1)	(0.4)
Translation of foreign operations	16.4	6.3
Other comprehensive income	16.5	5.9

Comprehensive income	$89.7	$100.5
1) In March 2006, prior to the implementation of FAS-158 on pensions accounting at December 31, 2006, the adjustment charged directly to equity was related to minimum pension liability.

1.7 Business Acquisitions

On January 15, 2007, Autoliv Inc. acquired the remaining 35% of the shares in the Company's Korean subsidiary Autoliv-Mando, which had already been consolidated, for $80 million. The purchase price allocation is preliminary.

1.8 New Accounting Pronouncements

New accounting pronouncements which have been issued but are effective on or after April 1, 2007, are the following:

Statement No.157, Fair Value Measurements ("FAS-157"), establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. FAS-157 was issued in September 2006 and is effective for fiscal years beginning after November 15, 2007. The Company has not yet evaluated the effects on earnings and financial position of the application of FAS-157.

Statement No.159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS-159"), provides companies with an option to report selected financial assets and liabilities at fair value. The objective of FAS-159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS-159 was issued in February 2007 and is effective for fiscal years beginning after November 15, 2007. The Company has not yet evaluated the effects on earnings and financial position of the application of FAS-159.

1.9 Income Taxes

The effective tax rate for the first quarter of 2007 was 33%, compared to 26.2% in the first quarter of 2006. During the first quarter of 2006, several subsidiaries completed studies of R&D tax credit eligibility and recorded a 2005 catch-up effect entirely in that quarter. This catch-up effect caused an approximately 6% reduction to the effective tax rate for the first quarter 2006.

The Company files income tax returns in the United States federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal tax authorities for years prior to 2003. With few exceptions, the Company is also no longer subject to income tax examination by state or local tax authorities for tax years prior to 2003. In addition, with few exceptions, the Company is no longer subject to income tax examinations by non-U.S. tax authorities for years before 2001. The Internal Revenue Service ("IRS") began an examination of the Company's 2003-2005 U.S. income tax returns in the second quarter of 2006 that is anticipated to be completed in early 2008. In addition, the Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of March 31, 2007, as a result of those tax examinations, the Company is not aware of any material proposed income tax adjustments. The Company expects the completion of certain tax audits in the near term and believes that it is reasonably possible that some portion of reserves could be released into income in some future period or periods.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN-48"), on January 1, 2007. As a result of the implementation of FIN-48, the Company recognized a decrease of $9.9 million in the liability recorded for unrecognized tax benefits as a cumulative effect of a change in accounting principle, which was accounted for as an increase to the January 1, 2007 balance in retained earnings. The Company recognizes interest and potential penalties accrued related to unrecognized tax benefits in tax expense. The Company had approximately $4 million accrued for the payment of interest and penalties as of March 31, 2007. As of January 1, 2007, the Company had recorded approximately $39.6 million for unrecognized tax benefits, including accrued interest and penalties, related to prior years. During the first quarter 2007, the Company accrued an additional $1.5 million of additional unrecognized tax benefits based on tax positions related to the current year and interest accrued related to unrecognized tax benefits of prior years. Substantially all of these reserves would impact the effective tax rate if released into income. Of the total unrecognized tax benefits recorded at March 31, 2007, $19.9 million is classified as current tax payable and $21.2 million is classified as non-current tax payable on the balance sheet. Prior to the adoption of FIN-48, at December 31, 2006, all unrecognized tax benefits were classified as current tax payable.

1.10 Retirement Plans

The Company has non-contributory defined benefit pension plans covering employees at most operations in the United States. Benefits are based on an average of the employee's earnings in the years preceding retirement and on credited service. Certain supplemental unfunded plan arrangements also provide retirement benefits to specified groups of participants.

The Company has frozen participation in the U.S. pension plans to include only those employees hired as of December 31, 2003. The Company's main non-U.S. defined benefit plan is the plan in the United Kingdom.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three months ended March 31, 2007.

The Net Periodic Benefit Cost increased by $2.1 million (excluding payroll tax) during the first quarter 2007 due to pension benefits that became fully accrued when Mr. Lars Westerberg retired as President and Chief Executive Officer of Autoliv Inc. on April 1, 2007, instead of June 2008 as originally planned. These pension costs are reported as Special Termination Benefit Cost in the table below.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company's Annual Report for the year ended December 31, 2006.

The components of the total Net Periodic Benefit Cost associated with the Company's defined benefit retirement plans are as follows:

	Quarter January - March
	2007	2006

Service cost	$4.0	$3.8
Interest cost	3.4	2.9
Expected return on plan assets	(2.9)	(2.8)
Amortization of net (gain) loss	0.5	0.6
Special termination benefit	2.1	-
Net periodic benefit cost	$7.1	$4.5

1.11 Contingent Liabilities

Product Warranty and Recalls
Autoliv is exposed to product liability and warranty claims in the event that our products fail to perform as expected and such failure results, or is alleged to result, in bodily injury and/or property damage. The Company cannot assure that it will not experience any material warranty or product liability losses in the future or that it will not incur significant costs to defend such claims. In addition, if any of the products are or are alleged to be defective, Autoliv may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against Autoliv in excess of available insurance may have a material adverse effect on the Company's business, financial condition and results of operations. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold Autoliv responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by customers may be material. However, we believe our established reserves are adequate to cover potential warranty settlements. Autoliv's warranty reserves are based upon the Company's best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the appropriateness of these reserves, and adjusts them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from the Company's recorded estimates.

The table in section 1.5 "Product-Related Liabilities" above summarizes the change in the balance sheet position of the product related liabilities from December 31, 2006 to March 31, 2007.

For information on legal proceedings, see Part II - Other Information, Item 1.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 Annual Report on Form 10-K/A filed with the SEC on February 28, 2007. Unless otherwise noted, all dollar amounts are in millions.

Autoliv is the world's largest automotive safety system supplier with sales to all the leading vehicle manufacturers in the world. Autoliv develops, markets and manufactures airbags, seatbelts, safety electronics, steering wheels, anti-whiplash systems, child safety as well as night vision systems and other active safety systems. Autoliv accounts for more than one third of its market. Autoliv has manufacturing facilities in 28 vehicle-producing countries.

Autoliv is a Delaware holding corporation with principal executive offices in Stockholm, Sweden, which owns two principal subsidiaries, Autoliv AB ("AAB") and Autoliv ASP, Inc. ("ASP"). AAB, a Swedish corporation, is a leading developer, manufacturer and supplier to the automotive industry of automotive safety systems. Starting with seatbelts in 1956, AAB expanded its product lines to include seatbelt pretensioners (1989), frontal airbags (1991), side-impact airbags (1994), steering wheels (1995) and seat sub-systems (1996). ASP, an Indiana corporation, pioneered airbag technology in 1968 and has since grown into one of the world's leading producers of airbag modules and inflators. ASP designs, develops and manufactures airbag inflators, modules and airbag cushions, seatbelts and steering wheels. It sells inflators and modules for use in driver, passenger, side-impact and knee bolster airbag systems for worldwide automotive markets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

Market Overview

During the three-month period January through March 2007, light vehicle production in the Triad (i.e. Europe, North America and Japan) is estimated to have decreased by almost 2% compared to the same quarter 2006. The decline was concentrated in North America and Western Europe.

In Europe, (including Eastern Europe), where Autoliv generates more than half of its revenues, light vehicle production rose by 1% due to the fact that East European production rose by 12%, twice as much as expected. In Western Europe, light vehicle production declined by 2%, which was less than the 3% expected.

In North America, which accounts for approximately one quarter of Autoliv's consolidated revenues, light vehicle production dropped by 8%, which was nearly 3 percentage points worse than expected. GM, Ford and Chrysler ("the Detroit 3") cut production in line with their plans or by a combined average of 12%. The Asian and European vehicle manufacturers increased their production in North America by less than 1% and not by 6% as expected. Since Autoliv has a higher sales value per vehicle with the Asian and European manufacturers than with an average "Detroit 3" vehicle, this deviation in vehicle production was negative for Autoliv.

In Japan, which accounts for nearly one tenth of Autoliv's consolidated sales, light vehicle production increased by 2%.

Autoliv's market is driven not only by vehicle production but also by the fact that new vehicle models are being equipped with more airbags and other safety systems in response to consumer demand, new crash test programs and regulations that increase the overall safety content per vehicle. Starting in September of this year, the United States will introduce the "Stars on Cars" program, which requires crash test ratings of a vehicle model to be displayed on the price tag, which will help to highlight the safety content per vehicle.

Consolidated Sales

During the quarter, Autoliv's consolidated net sales rose by just over 8% to $1,699 million compared to the first quarter 2006. Excluding currency effects of almost 5%, organic sales (i.e. sales excluding translation currency effects, and acquisitions/divestitures) grew by 3.5%. At the beginning of the quarter, organic sales were expected to grow by 1%. However, European vehicle production as well as Autoliv's performance were stronger than expected in all regions except North America.

Sales grew organically in all regions except North America where sales were negatively affected by the sharp decline in the region's light vehicle production. Autoliv's organic growth was primarily driven by sales of seatbelts due to the strong vehicle production in emerging markets as well as by the introduction of curtain airbags and other side airbags in an increasing number of new vehicle models. Market share gains in steering wheels also contributed to the growth in organic sales. These favorable factors more than offset the negative effects from continued pricing pressure from customers and fierce competition especially in frontal airbags.

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

Reconciliation of the change in "Organic sales" to GAAP financial measure Components of net sales increase (decrease) Quarter January - March, 2007 (Dollars in millions)

	Europe		N. America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$

Organic sales change	4.4	36.3	(0.5)	(2.4)	2.2	3.2	12.0	18.0	3.5	55.1
Impact of acquisitions/divestments	-	-	-	-	-	-	-	-	-	-
Effect of exchange rates	9.1	75.1	(0.4)	(1.5)	(2.3)	(3.3)	4.0	5.9	4.9	76.2
Reported net sales change	13.5	111.4	(0.9)	(3.9)	(0.1)	(0.1)	16.0	23.9	8.4	131.3

Sales by Product

Sales of airbag products (including electronics and steering wheels) increased by 6% to $1,104 million. Excluding currency effects of 4%, organic sales increased by 2% as a result of the introduction of curtain airbags (organic sales up 12%) and other side airbags (up 6%) in an increasing number of vehicle models. Higher market share for steering wheels (organic sales up 24%) and for safety electronics also contributed to the performance, while sales of frontal airbags declined due to the end of production of certain vehicle models and fierce price competition.

Sales of seatbelt products (including seat sub-systems) rose by 12% to $595 million. More than 5% of the increase was due to currency effects, while the remaining nearly 7% of organic growth was due to market share gains in all markets except North America where sales declined due to significant production cuts by "the Detroit 3".

Sales by Region

Sales from Autoliv's European companies rose by 13% to $934 million. Excluding currency effects of 9%, organic sales increased by 4%, thus outperforming European light vehicle production by 3 percentage points. Autoliv's performance was due to strong seatbelt sales, primarily as a result of the introduction of electrical pro-active seatbelt pretensioners and also as a result of the vehicle production boom in Eastern Europe. Organic sales were also driven by market share gains in steering wheels, new vehicle models to which Autoliv is an important supplier and the introduction of curtain airbags into such models as BMW's Mini; Ford's Galaxy; Kia's Cee'd; Mercedes C-class; Nissan's Qashqai; Peugeot's 207; Seat's Altea and Volvo's C30.

Sales from Autoliv's North American companies decreased by 1% to $446 million compared to the 8% drop in the region's light vehicle production. Autoliv's solid performance reflects vigorous demand for curtain airbags (up 27%) and market share gains in steering wheels (up 28%). Sales of seatbelts were negatively impacted by significant production cuts by "the Detroit 3". The strong sales performance in curtain airbags was driven by new business for BMW's X5; Buick's Enclave; Chevrolet's Silverado; Chrysler's Sebring; Ford's Escape; Honda's Odyssey, Pilot and Ridgeline; Nissan's Versa; Toyota's Sienna and Volkswagen's Jetta.

Sales from Autoliv's companies in Japan stood unchanged at $146 million despite negative currency effects of 2%. Organic growth of 2% was driven by sales of seatbelts from new business to Honda. Organic sales growth occurred in all product lines except in side airbags and curtain airbags due to the expiration of a Honda program. Sales were driven by strong demand for mainly Honda's CRV; Mitsubishi's Outlander and Toyota's Ryu and Rav4.

Sales from Autoliv's companies in the Rest of the World (RoW) rose by 16% to $174 million. Excluding currency effects of 4%, sales grew organically by 12%. All product areas contributed to the organic sales growth; particularly seatbelts with pretensioners. The demand was particularly strong in China and Korea, partially as a result of new business for Brilliance-Jinbei's Jinjie; Chery's A; Citroën's C4; Ford's Falcon Barra and Territory; Hyundai's Terracane; Kia's Sorento; Nanjing Auto's NAC7; Proton's Waja and Samsung's SM7.

EARNINGS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007

The beneficial effects of higher sales during the quarter were not enough to offset the negative effects of pricing pressure, higher direct costs and certain other negative effects as described below.

Pricing pressure from customers has continued to erode the Company's revenues. The squeeze between this price erosion and higher raw material prices also forces Autoliv and its suppliers to absorb additional costs which in the first quarter are estimated to be almost $10 million. Financially distressed suppliers make it difficult to further reduce costs for purchased components in line with the continuous price erosion within the automotive industry. In addition, during the quarter, the Company has been faced with higher freight cost, expenses associated with the implementation of new logistics systems and by higher start-up costs in Asia. As a result, gross margin in the first quarter declined to 19.9% from 21.0% for the same period 2006, when gross margin was boosted by 0.4 percentage points from the gain on sale of a closed facility in a high-cost country. Despite the decline in margin, gross profit improved by 2% to $337 million.

Operating income declined by 10% or $14 million to $126 million and operating margin declined to 7.4% from 9.0%. However, the Company managed to continue to keep its operating expenses under control, even if both Selling, General and Administrative (S,G&A) expense rose to 5.4% of sales from 5.2% and amortization of intangibles to 0.4% of sales from 0.2%. However, the increase in S,G&A was due to one-time costs of $4 million related to the CEO change (see Other Significant Events), while the higher amortization was due to an increase of $3 million related to the acquisition of the remaining shares in Autoliv-Mando. The total cost of these two items had a negative margin effect of 0.4 percentage points, while the operating margin in last year's first quarter was boosted by 0.4 percentage points from the capital gain mentioned previously. During the reporting period, the operating income was negatively affected by employee-related restructuring expenses of $0.6 million, mainly related to plant consolidation of operations in high-cost countries. During the quarter, 71 employees covered by the restructuring reserves left the Company.

Income before taxes decreased by 15% or $20 million to $113 million due to lower operating income and $5 million higher interest expense net. Interest expense rose as a reflection of higher market interest rates and of higher average net debt created by the share repurchase program, and the above-mentioned acquisition.

Net income declined by 23% or $21 million to $73 million primarily due to lower operating income, higher taxes and higher interest expense. The effective tax rate rose to 33% from 26.2% for the same quarter 2006. In the first quarter last year, the tax rate was reduced by approximately 6 percentage points due to one time items.

Earnings per share declined by 19% to 91 cents from $1.13 in the first quarter 2006. Earnings per share declined by 18 cents due to lower income and by 10 cents due to the resumption of a more normal tax rate from the unusually low level in 2006. Earnings per share was favorably affected by 3 cents due to the stock repurchase program and another 3 cents from currency effects. The average number of shares outstanding decreased by 4% to 80.3 million.

Reported return on capital employed decreased to 15% from 18% and reported return on equity declined to 12% from 16%.

LIQUIDITY AND SOURCES OF CAPITAL

The Company uses the non-GAAP measure "Operating working capital" as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are by contrast managed as part of our overall debt management.

Reconciliation of "Operating working capital" to GAAP Financial Measure (Dollars in millions)

	March 31, 2007	December 31, 2006	March 31, 2006

Total current assets	$2,235,1	$2,098.4	$2,309.4
Total current liabilities	(1,631.7)	(1,531.6)	(1,866.9)
Working capital	603.4	566.8	442.5

Cash and cash equivalents	(141.3)	(168.1)	(315.9)
Short-term debt	325.9	294.1	499.3
Derivative asset and liability, current	(0.3)	1.2	(100.9)
Dividends payable	31.2	29.6	26.5
Operating working capital	$818.9	$723.6	$551.5

Cash flow from operations amounted to $90 million compared to $139 million during the first quarter 2006. Cash flow before financing was a negative $63 million partially due to the acquisition for $80 million of the remaining Autoliv-Mando shares. In addition, operating assets and liabilities increased by $63 million, primarily due to higher receivables, partially as a result of delayed payments by a major customer, and a $9 million impact from less factoring than at the end of the previous quarter.

Capital expenditures, net, amounted to $74 million compared to $61 million in the same quarter 2006, when capital expenditures were reduced by $23 million from the sale of assets. Depreciation and amortization increased to $80 million from $73 million for the same quarter 2006, due in part to an increase related to the acquisition of the remaining shares in Autoliv-Mando.

Autoliv has a target that working capital should not exceed 10% of annual sales. During the quarter, this ratio increased from 11.7% to 13.0% due to higher receivables and adjustments of tax reserves in compliance with FIN-48.

In relation to days sales outstanding, receivables decreased to 74 days from 75 days for the same quarter a year ago. Days inventory was 31, as it was at the end of the previous quarter, while it increased from 30 days from a year ago.

The Company uses the non-GAAP measure "Net debt" as defined in the table below in its communication with investors regarding the capital structure and as the relevant metric monitoring the overall debt management. The reconciling items used to derive this measure are managed as part of the overall debt management. This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

Reconciliation of "Net debt" to GAAP Financial Measure (Dollars in millions)

	March 31, 2007	December 31, 2006	March 31, 2006

Short-term debt	$325.9	$294.1	$499.3
Long-term debt	953.1	887.7	812.3
Total debt	1,279.0	1,181.8	1,311.6

Cash and cash equivalents	(141.3)	(168.1)	(315.9)
Debt-related derivatives	(5.0)	(3.3)	(101.0)
Net debt	$1,132.7	$1,010.4	$894.7

During the quarter, net debt increased by $123 million to $1,133 million and gross interest-bearing debt increased by $97 million to $1,279 million. The net debt to capitalization ratio continued to increase, to 31% from 29% during the quarter. The increases were due to the acquisition of shares in Autoliv Mando for $80 million, share buybacks of $40 million and dividends paid of $30 million.

The non-GAAP measure net debt is also used in the non-GAAP measure "Leverage ratio" which together with the "Interest coverage ratio" constitute the Company's debt limitation policy. This policy provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. These measures corresponded, until December 2004, to the financial covenants in the Company's Revolving Credit Facility. Although these covenants no longer exist, we beleive investors remain interested in these measures. For details on leverage ratio and interest coverage ratio, refer to the tables below that reconcile these two non-GAAP measures to GAAP measures.

Reconciliation of "Leverage ratio" to GAAP Financial Measure March 31, 2007 (Dollars in millions)

Net debt 2)	$1,132.7
Pension liabilities	92.2
Net debt per the policy	$1,224.9

Income before income taxes 3)	461.5
Plus: Interest expense, net 1)3)	43.3
Depreciation and amortization of intangibles (incl. impairment write-offs)3)	309.6
EBITDA per the Policy3)	$814.4

Net debt to EBITDA ratio	1.5

Reconciliation of "Interest coverage ratio" to GAAP Financial Measure First 3 months 2007 (Dollars in millions)

Operating income3)	$505.5
Amortization of intangibles (incl. impairment write-offs)3)	18.2
Operating profit per the Policy3)	$523.7
Interest expense, net 1)3)	43.3
Interest coverage ratio	12.1

1) Interest expense, net, is interest expense less interest income.
2) Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3) Calculated for the latest 12 months.

Autoliv's policy is to maintain a leverage ratio that is significantly below 3.0 and an interest coverage ratio significantly above 2.75 times. On March 31, these ratios were 1.5 and 12.1, respectively. Leverage ratio is measured as net debt (including pension liabilities) in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and interest-coverage ratio as operating income (excluding amortization of intangibles) in relation to interest expense, net.

During the quarter, equity increased by $35 million to $2,438 million or to $30.62 per share. Equity increased by $73 million from net income, by $16 million from favorable currency effects, by $10 million from the reversal of tax reserves in compliance with FIN-48 and by $7 million from the exercise of stock options. Equity decreased by $40 million from share repurchases and by $31 million from dividends paid and accrued.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

HEADCOUNT

Total headcount (employees plus temporary hourly workers) increased by 200 during the quarter to 42,000. The increase was evenly split between high and low-cost countries. However, in high-cost countries the increase was for 200 temporary workers which was offset partially by a reduction of nearly 100 permanent employees. Consequently, the number of permanent employees in high-cost countries continues to decline.

At the end of the quarter, 47% of headcount (and 49% of permanent employees excluding temporaries) were in low-cost countries compared to 41% (and 44%, respectively) a year ago and less than 10% eight years ago, when the reallocation of production started to accelerate. Of total headcount, 15% are temporary workers (primarily in high-cost countries) compared to 13% a year ago.

PROSPECTS

During the second quarter of 2007, light vehicle production in the Triad is expected to decline by 3% primarily due to a 9% drop in Western Europe where Autoliv generates nearly 50% of revenues. However, the Company expects to be able to offset this decline and achieve an organic sales growth of 2%. As a consequence, consolidated sales would increase by 6% based on these assumptions and provided that the current exchange rates prevail.

Operating margin will be negatively affected by the sharp drop in West European light vehicle production, continued high material costs and supplier issues. Operating margin for the second quarter is therefore expected to remain on approximately the same level as in the first quarter. This guidance includes a 0.4 percentage point negative effect from exceptionally high start-up costs in Asia and the amortization impact of the acquisition of the additional shares in Autoliv-Mando.

For the full year 2007, Autoliv maintains its sales guidance of an expected increase in organic sales of "at least 3%". However, primarily due to higher direct costs, the Company expects an operating margin of "close to 8%" and not "exceed 8%" as previously forecasted.

The effective tax rate is projected to amount to 33% as previously communicated.

LAUNCHES IN THE 1st QUARTER 2007
  BMW's 1-series: Side airbags and seatbelts with pretensioners
  Chrysler's new Sebring convertible: Driver airbag, passenger airbag, steering wheel and seatbelts with pretensioners
  Ford's new Escape/Tribute: Driver airbag, passenger airbag, steering wheel and seatbelts with pretensioners
  Ford's new Mondeo: Passenger airbag, side airbags, Inflatable Curtains, knee airbag and seatbelts with pretensioners
  Mazda's CX7: Safety electronics
  Mercedes' new C-class: Side airbags, Inflatable Curtains and seatbelts with pretensioners
  SAIC's new Roewe 750: Driver airbag, passenger airbag and seatbelts
  Toyota's new Auris: Driver airbag and steering wheel

OTHER SIGNIFICANT EVENTS
  On April 1, Mr. Lars Westerberg retired as President and Chief Executive Officer of Autoliv, Inc. to become Chairman of the Board. Former Chairman, Mr. S. Jay Stewart, remains on the Board and continues to be Lead Director for the meetings of the independent board members. Mr. Westerberg was succeeded by Mr. Jan Carlson, whose experience during his nearly eight year with Autoliv includes; President of Autoliv Europe, Vice President Engineering of Autoliv, Inc. and President Autoliv Electronics.
  In accordance with the general terms of the Autoliv Stock Incentive Plan, Mr. Westerberg's restricted stock units and 2007 stock options vested upon his retirement. In the first quarter, the Company therefore made a provision of $1.4 million for equity-based compensation (including $0.5 million for payroll taxes and other statutory employer fees). The Company also made a provision of $2.6 million (including a $0.5 million payroll tax) for pension fees that became payable immediately instead of gradually had he remained as CEO until June 2008 as originally planned.
  During the quarter, the Company repurchased 694,000 shares for $40 million at an average cost of $57.95 per share. Since the repurchasing program was adopted in 2000, the Company has bought back 24.7 million shares for $960 million at an average cost of $38.91 per share compared to the share price at the end of the quarter of $57.11. This 47% increase in the potential market value of the investment is almost twice as much as expected from the 24% reduction in the number of shares outstanding due to the share repurchases. Under the existing authorizations, an additional 5.3 million shares can be repurchased.
  Autoliv has received five different awards from Toyota, four awards from Ford, two from General Motors, and one each from Honda and Hyundai/Kia. Thus, Autoliv has recently received a record-breaking number of customer awards for its performance during 2006.
  Autoliv's plant in Queretaro, Mexico, that makes textile cushions for airbags, has received the Shingo Prize for Excellence in Manufacturing which is "the Nobel Prize in Manufacturing" according to Business Week magazine

DIVIDEND AND NEXT REPORT

The Company has declared a 5% increase in its quarterly dividend to 39 cents per share. This dividend for the second quarter will be paid on June 7 to shareholders of record as of May 10, 2007. The ex-date, when the stock trades without the right to the dividend is May 8, 2007.

The dividend was also raised in May 2006 for the third quarter by 9% and by another 6% in August for the fourth quarter 2006. In total, the quarterly dividend to shareholders has been tripled during the last four years through nine increases resulting in an average annual compounded growth rate in excess of 30%.

Autoliv intends to publish the quarterly report for the second quarter on Thursday July 26, 2007.

ANNUAL GENERAL MEETING OF SHAREHOLDERS

The Annual General Meeting of Shareholders (the "Meeting") will be held in Chicago on May 3, 2007. Shareholders of record at the close of business on March 6, 2007 are entitled to be present and vote at the Meeting.

Notice of the General Meeting, the Annual Report, the Proxy Statement and the Proxy Card were mailed in March, 2007 to Autoliv's shareholders.

Shareholders are urged to return their proxy cards whether or not they plan to attend the Meeting.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2007, the Company's future contractual obligations, have not changed significantly from the amounts reported in the 2006 Annual Report on Form 10-K/A filed with the SEC on February 28, 2007. The adoption of FIN-48 did not have a material impact on the table of contractual obligations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As or March 31, 2007, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company's 2006 Annual Report on Form 10-K/A filed with the SEC on February 28, 2007.

ITEM 4	CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Autoliv's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, the Company's disclosure controls and procedures are effectively recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

ITEM 4T	CONTROLS AND PROCEDURES Not applicable

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

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

In December 2003, a United States Federal District Court awarded a supplier of Autoliv ASP, Inc. approximately $27 million plus pre-judgment interest of $7 million in connection with a commercial dispute that relates to purchase commitments. Autoliv appealed the verdict and the supplier cross-appealed in regard to the calculation of the amount of pre-judgment interest. The United States Court of Appeals for the Federal Circuit on August 7, 2006, affirmed the judgment of the district court on certain appeal issues, vacated the district court's decision on certain other appeal issues and remanded the case for the district court to reconsider, and finally adjusted the district court's calculations of pre-judgment interest. On November 29, 2006, the United States Federal District Court amended the judgment on pre-judgment interest and denied Autoliv's motion for vacatur. Autoliv has appealed the decision. While legal proceedings are subject to inherent uncertainty, Autoliv believes that it has meritorious grounds for appeal, which would result in a new trial, and that it is possible that the judgment could be eliminated or substantially altered. Consequently, in the opinion of the Company's management, it is not possible to determine the final outcome of this litigation at this time. The final outcome of this litigation may result in a loss that will have to be recorded by the Company.

The Company believes that it is currently adequately insured against product and other liability risks, at levels sufficient to cover potential claims, but Autoliv cannot be assured that the level of coverage will be sufficient in the future or that such coverage will be available on the market.

ITEM 1A	RISK FACTORS

As of March 31, 2007, there have been no material changes in the information that was provided in the Company's 2006 Annual Report on Form 10-K/A filed with the SEC on February 28, 2007.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock repurchase program

During the first quarter of 2007, Autoliv repurchased 694,400 shares for $40.2 million at an average price of $57.86. Since the repurchasing program was adopted in 2000, Autoliv has bought back 24.7 million shares at an average price of $38.84 per share. Under the existing authorizations, another 5.3 million shares could be repurchased. Below is a summary of Autoliv's common stock repurchases by month for the quarter ended March 31, 2007:

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE

	Total No. of	Average Price in USD	Total No. of	Average Price in USD	Total No. of Shares	Average Price in USD	Maximum No. of Shares
	Shares Purchased	Paid per Share	Shares Purchased	Paid per Share	Purchased as Part of Publicly	Paid per Share	that may yet be Purchased
Date					Announced Plans or Programs		under the Plans or Programs

Jan 1-
Jan 31
Total	-	-	-	-	-	-	6,023,100

Feb 1-
Feb 28
Total	150,000	58.4262	135,000	58.2475	285,000	58.3416	5,738,100

Mar 1-
Mar 31
Total	206,500	57.5526	202,900	57.5112	409,400	57.5321	5,328,700

Total	356,500	57.9202	337,900	57.8054	694,400	57.8643	5,328,700

1) Announcement of share buyback program with authorization to buy back 10 million shares made on May 9, 2000.
2) Announcement of expansion of existing share buyback program from 10 million shares to 20 million shares made on April 30, 2003.
3) Announcement of expansion of existing share buyback program from 20 million shares to 30 million shares made on December 15, 2005.
4) The share buyback program does not have an expiration date.

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

Date: April 27, 2007

AUTOLIV, INC.
(Registrant)

By: /s/ Magnus Lindquist

________________
Magnus Lindquist
Vice President
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)