Form 10-Q
period 2007-06-30
AUTOLIV INC
filed 2007-07-27
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

Commission File No.: 1-12933

AUTOLIV, INC.
(Exact name of registrant as
specified in its charter)

Delaware	51-0378542
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

World Trade Center,
Klarabergsviadukten 70,
Box 70381,
SE-107 24 Stockholm, Sweden	N/A
(Address of principal executive offices)	(Zip Code)

+46 8 587 20 600
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days.
Yes: [x]	No: [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer: [x]	Accelerated filer: [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes: [ ]	No: [x]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 24, 2007, there were 78,657,087 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts but rather forward-looking statements that involve risks and uncertainties that could cause Autoliv, Inc.’s (“Autoliv”, the “Company”, “we” or “our”) results to differ materially from what is projected, including, but not limited to, the following: higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending and future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or governmental action; labor disputes; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including currency exchange rate fluctuations, and other factors. Except for the Company's ongoing obligation to disclose material information under the federal securities laws, the Company undertakes no obligations to update publicity and forward-looking statements whether as a result of new information or future events.  For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
1.1   Basis of Presentation
1.2   Receivables
1.3   Inventories
1.4   Restructuring
1.5   Product-Related Liabilities
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

ITEM 1A.  RISK FACTORS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in millions, except per share data)

	Quarter April - June		First six months January - June
	2007	2006	2007	2006
Net sales
- Airbag products	$1,125.0	$1,065.7	$2,229.3	$2,104.5
- Seatbelt products	603.3	542.2	1,198.2	1,071.3
Total net sales	1,728.3	1,607.9	3,427.5	3,175.8

Cost of sales	(1,384.6)	(1,264.6)	(2,746.4)	(2,502.5)
Gross profit	343.7	343.3	681.1	673.3

Selling, general & administrative expenses	(93.6)	(81.8)	(185.9)	(163.5)
Research, development & engineering expenses	(109.7)	(110.3)	(221.3)	(213.2)
Amortization of intangibles	(2.7)	(3.8)	(9.6)	(7.6)
Other income (expense), net	(35.8)	(6.0)	(36.4)	(7.1)
Operating income	101.9	141.4	227.9	281.9

Equity in earnings of affiliates	2.0	1.7	3.3	3.1
Interest income	1.8	2.1	3.8	4.7
Interest expense	(14.4)	(10.9)	(29.5)	(21.6)
Other financial items, net	(2.5)	(1.9)	(3.5)	(2.6)
Income before income taxes	88.8	132.4	202.0	265.5

Income taxes	(29.4)	(43.9)	(66.7)	(78.8)
Minority interests in subsidiaries	(1.9)	(5.7)	(4.6)	(9.3)
Net income	$57.5	$82.8	$130.7	$177.4

Earnings per share – basic	$.73	$1.00	$1.64	$2.14
Earnings per share – diluted	$.72	$1.00	$1.63	$2.13

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	79.6	83.0	80.0	83.4

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	78.7	82.1	78.7	82.1

Cash dividend per share – declared	$0.39	$0.35	$0.78	$0.67
Cash dividend per share – paid	$0.39	$0.32	$0.76	$0.64

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30 2007 (unaudited)	December 31 2006
Assets
Cash & cash equivalents	$136.1	$168.1
Receivables	1,296.9	1,206.7
Inventories	537.7	545.4
Other current assets	150.2	178.2
Total current assets	2,120.9	2,098.4

Property, plant & equipment, net	1,182.5	1,160.4
Investments and other non-current assets	188.6	175.7
Goodwill assets	1,578.9	1,537.1
Intangible assets, net	143.8	139.2
Total assets	$5,214.7	$5,110.8

Liabilities and shareholders’ equity
Short-term debt	$312.4	$294.1
Accounts payable	813.6	762.5
Accrued expenses	335.2	270.6
Other current liabilities	220.8	204.4
Total current liabilities	1,682.0	1,531.6

Long-term debt	822.3	887.7
Pension liability	95.7	93.8
Other non-current liabilities	133.4	109.7
Minority interests in subsidiaries	55.1	85.1
Shareholders’ equity	2,426.2	2,402.9
Total liabilities and shareholders’ equity	$5,214.7	$5,110.8

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in millions)

	Quarter April - June		First six months January - June
	2007	2006	2007	2006

Operating activities
Net income	$57.5	$82.8	$130.7	$177.4
Depreciation and amortization	78.9	75.7	158.9	148.7
Deferred taxes and other	18.4	1.1	18.2	0.8
Changes in operating assets and liabilities	156.5	2.6	93.3	(26.2)
Net cash provided by operating activities	311.3	162.2	401.1	300.7

Investing activities
Capital expenditures	(84.9)	(76.2)	(160.2)	(160.1)
Proceeds from sale of property, plant and equipment	3.8	6.6	4.6	29.4
Acquisitions of businesses and other, net	(0.1)	1.8	(78.1)	0.4
Net cash used in investing activities	(81.2)	(67.8)	(233.7)	(130.3)

Financing activities
Net increase (decrease) in short-term debt	(16.4)	(325.4)	8.8	(348.9)
Issuance of long-term debt	-	166.9	73.7	295.2
Repayments and other changes in long-term debt	(137.7)	(65.4)	(137.7)	(158.5)
Dividends paid	(31.0)	(26.6)	(60.6)	(53.4)
Shares repurchased	(56.4)	(46.8)	(96.6)	(102.7)
Stock options exercised	3.8	1.4	7.6	5.5
Minority interests and other, net	-	(0.1)	1.5	(0.3)
Net cash used in financing activities	(237.7)	(296.0)	(203.3)	(363.1)

Effect of exchange rate changes on cash	2.4	11.5	3.9	22.6
Increase (decrease) in cash and cash equivalents	(5.2)	(190.1)	(32.0)	(170.1)

Cash and cash equivalents at period-start	141.3	315.9	168.1	295.9
Cash and cash equivalents at period-end	$136.1	$125.8	$136.1	$125.8

See “Notes to unaudited consolidated financial statements.”

KEY RATIOS (UNAUDITED)
(Dollars in millions, except per share data)

	Quarter April – June		First six months January - June
	2007	2006	2007	2006

Earnings per share – basic 1)	$0.73	$1.00	$1.64	$2.14
Earnings per share – diluted 1)	$0.72	$1.00	$1.63	$2.13
Equity per share	30.83	28.54	30.83	28.54
Cash dividend per share – paid	0.39	0.32	0.76	0.64
Operating working capital, $ in millions3)	649	568	649	568
Capital employed, $ in millions	3,418	3,256	3,418	3,256
Net debt, $ in millions 3)	992	913	992	913
Net debt to capitalization, %3)4)	29	27	29	27

Gross margin, % 5)	19.9	21.4	19.9	21.2
Operating margin, % 6)	5.9	8.8	6.6	8.9

Return on shareholders’ equity, %	9.5	14.2	10.8	15.3
Return on capital employed, %	11.9	17.7	13.3	17.7

Weighted average no. of shares in millions 1)2)	79.6	83.0	80.0	83.4
No. of shares at period-end in millions 7)	78.7	82.1	78.7	82.1
No. of employees at period-end	34,600	34,200	34,600	34,200
Headcount at period-end	41,800	40,100	41,800	40,100
Days receivables outstanding 8)	69	71	69	73
Days inventory outstanding 9)	31	30	31	30

1)  Net of treasury shares
2)  Assuming dilution
3)  See tabular presentation reconciling this non-GAAP measure to GAAP in the Management’s Discussion & Analysis of Financial Condition and Results of Operations
4)  Net debt in relation to net debt, minority and equity
5)  Gross profit relative to sales
6)  Operating income relative to sales
7)  Net of treasury shares and excluding dilution
8)  Outstanding receivables relative to average daily sales
9)  Outstanding inventory relative to average daily sales

See “Notes to unaudited consolidated financial statements”.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are dollars in millions, except for per share amounts)
June 30, 2007

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

During the year ended December 31, 2006, the Company adopted FAS-158. Under FAS-158, the actual funded status of retirement benefits are recognized in the financial statements. Unrecognized amounts, such as net actuarial losses, are shown in the Comprehensive Income section of the Shareholders' Equity Statement. The adoption of FAS-158 had no effect on the Company’s consolidated statement of incomes for 2006 or any prior period presented and will not effect the income statement in future periods. For further information, see Note 18 to the Company’s annual report Form 10-K/A for the year ending December 31, 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN-48”), on January 1, 2007. Therefore the method of determining the liability recorded for the unrecognized tax benefits has changed and is not comparable between the second quarters of 2007 and 2006. For further information see Note 1.9 Income Taxes.

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

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv's reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Autoliv, Inc. annual report on Form 10-K/A for the year ended December 31, 2006.

The filings with the SEC of annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents can be obtained free of charge from Autoliv at the Company’s address. These documents are also available at the SEC’s web site at www.sec.gov and at the Company's corporate web site at www.autoliv.com.

1.2 Receivables
During the second quarter of 2007, the Company sold receivables relating to selected customers to various external financial institutions without recourse. These factoring agreements have the effect of reducing short-term debt, accounts receivable and days sales outstanding. At June 30, 2007 and December 31, 2006, $116 million and $98 million, respectively, of sold receivables remained outstanding under these agreements.

1.3 Inventories
Inventories are stated at lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserve:

	June 30, 2007	December 31, 2006
Raw materials	$193.9	$196.4
Work in progress	232.4	234.5
Finished products	111.4	114.5
Total	$537.7	$545.4

1.4 Restructuring

2006
In 2006, the employee-related restructuring provisions mainly related to headcount reductions in high-cost countries. The cash payments mainly related to operations in Europe and Australia for plant consolidation initiated in 2006, as well as in 2005. The change in liability during 2006 includes a resolution of a legal dispute resulting in cash payments. The changes in the reserves have been charged against “Other income (expense), net” in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2005 to December 31, 2006.

	Dec. 31 2005	Cash payments	Change in reserve	Translation difference	Dec. 31 2006
Restructuring - employee related	$7.8	$(15.2)	$13.2	$0.6	$6.4
Liability	9.5	(4.5)	(5.3)	0.3	-
Total reserve	$17.3	$(19.7)	$7.9	$0.9	$6.4

During 2006, 938 employees covered by the restructuring reserves left the Company. As of December 31, 2006, 217 employees remained who are covered by the restructuring reserves.

2007

Q1
The increase in the employee-related restructuring provisions in the quarter mainly related to operations in high-cost countries. The cash payments mainly related to operations in Europe, USA and Australia for restructuring activities initiated in 2006, as well as in 2005. The change in the reserve has been charged against “Other income (expense), net” in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2006 to March 31, 2007.

	Dec. 31 2006	Cash payments	Change in reserve	Translation difference	Mar. 31 2007
Restructuring - employee related	$6.4	$(1.6)	$0.6	$0.0	$5.4

During the quarter, 71 employees covered by the reserves left the Company. As of March 31, 2007, 179 employees remained who are covered by the restructuring reserves.

Q2
The increase in the employee-related restructuring provisions in the quarter mainly relates to operations in high-cost countries. The cash payments mainly relate to operations in Canada, USA, Sweden and Australia for restructuring activities initiated in 2007, 2006, as well as in 2005. The change in the reserve has been charged against “Other income (expense), net” in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2007 to June 30, 2007.

	Mar. 31 2007	Cash payments	Change in reserve	Translation difference	Jun. 30 2007
Restructuring - employee related	$5.4	$(4.0)	$5.8	$0.3	$7.5

During the quarter, 210 employees covered by the reserves left the Company. As of June 30, 2007, 274 employees remained who are covered by the restructuring reserves.

1.5 Product-Related Liabilities
The Company maintains reserves for product risks. Such reserves relate to product performance issues, including recall, product liability and warranty issues. The Company records liabilities for product-related risks when probable claims are identified and it is possible to reasonably estimate costs. Provisions for warranty claims are estimated based on prior experience, likely changes in performance of newer products and the mix and volume of the products sold. The provisions are recorded on an accrual basis. Cash payments have been made for recall and warranty-related issues in connection with a variety of different products and customers. For further explanation, see Note 1.11 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities for the quarter.

	Quarter April - June
	2007	2006
Reserve at beginning of the period	$20.2	$28.7
Change in reserve	4.0	2.2
Cash payments	(2.7)	(5.9)
Translation difference	0.2	1.0
Reserve at end of the period	$21.7	$26.0

1.6 Comprehensive Income
Comprehensive income includes net income for the year and items charged directly to equity.

	Quarter April - June		First six months January – June
	2007	2006	2007	2006
Net income 1)	$57.5	$82.8	$130.7	$177.4
Pension liability 2)	(0.1)	(0.3)	0.1	(0.3)
Fair value of derivatives	0.2	(0.6)	0.1	(1.0)
Translation of foreign operations	14.5	11.5	30.8	17.8
Other comprehensive income	14.6	10.6	31.0	16.5

Comprehensive income 1)	$72.1	$93.4	$161.7	$193.9

1) Second quarter and YTD Income for 2007 was negatively impacted by $20.4 million after tax relating to a one time increase in legal reserves. For additional information see the caption Items Affecting Comparability and Part II – Other Information, Item 1 below 2) During the first six months 2006, the adjustment charged directly to equity was related to Minimum pension liability.

1.7 Business Acquisitions
On January 15, 2007, Autoliv Inc. acquired the remaining 35% of the shares in its Korean subsidiary Autoliv-Mando, an entity which already had been a consolidated entity, for $80 million.

1.8 New Accounting Pronouncements
New accounting pronouncements which have been issued but which are effective on or after July 1, 2007, are the following:

Statement No.157, Fair Value Measurements (“FAS-157”), establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. FAS-157 was issued in September 2006 and is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed the evaluation of the effects on earnings and financial position that may result from the adoption of FAS-157. The Company will adopt FAS-157 prospectively on January 1, 2008.

Statement No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS-159”), provides companies with an option to report selected financial assets and liabilities at fair value. The objective of FAS-159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS-159 was issued in February 2007 and is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed the evaluation of the effects on earnings and financial position that may result from the adoption of FAS-159.

1.9 Income Taxes
The effective tax rate for the first six months of 2007 was 33.0%, which compares with 29.7% in the first half of 2006. During the first quarter of 2006, several subsidiaries completed studies of R&D tax credit eligibility and recorded a 2005 catch-up effect entirely in that quarter. During the second quarter of 2006, several subsidiaries recorded adjustments to their estimates of prior year income tax provisions. These catch-up effects in the first and second quarter caused an approximately 2% reduction to the effective tax rate for the 2006 six-month period.

The Company files income tax returns in the United States federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal tax authorities for years prior to 2003. With few exceptions, the Company is also no longer subject to income tax examination by U.S. state or local tax authorities for tax years prior to 2003.  In addition, with few exceptions, the Company is no longer subject to income tax examinations by non-U.S. tax authorities for years before 2001. The Internal Revenue Service (“IRS”) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006 that is anticipated to be completed in early 2008. In addition, the Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of June 30, 2007, as a result of those tax examinations, the Company is not aware of any material proposed income tax adjustments. The Company expects the completion of certain tax audits in the near term and believes that it is reasonably possible that some portion of reserves could be released into income in some future period or periods.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN-48”), on January 1, 2007. As a result of the implementation of FIN-48, the Company recognized a decrease of $9.9 million in the liability recorded for unrecognized tax benefits as a cumulative effect of a change in accounting principle, which was accounted for as an increase to the January 1, 2007 balance in retained earnings. The Company recognizes interest and potential penalties accrued related to unrecognized tax benefits in tax expense. The Company had approximately $6 million accrued for the payment of interest and penalties as of June 30, 2007. As of January 1, 2007, the Company had recorded approximately $39.6 million for unrecognized tax benefits, including accrued interest and penalties, related to prior years. During the second quarter 2007, the Company accrued $2.6 million of additional unrecognized tax benefits based on tax positions related to the current and prior  years and interest accrued related to unrecognized tax benefits of prior years, for a total of $4.1 million accrued year to date 2007. Substantially all of these reserves would impact the effective tax rate if released into income. Of the total unrecognized tax benefits recorded at June 30, 2007, $24.3 million is classified as current tax payable and $19.4 million is classified as non-current tax payable on the balance sheet. Prior to the adoption of FIN-48, at December 31, 2006, all unrecognized tax benefits were classified as current tax payable.

1.10 Retirement Plans
The Company has non-contributory defined benefit pension plans covering employees at most operations in the United States. Benefits are based on an average of the employee’s earnings in the years preceding retirement and on credited service. Certain supplemental unfunded plan arrangements also provide retirement benefits to specified groups of participants.

The Company has frozen participation in the U.S. pension plans to include only those employees hired as of December 31, 2003. The U.K. defined benefit plan is the most significant non-U.S pension plan and participation was frozen for all employees hired after April 30, 2003.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the six months ended June 30, 2007 or June 30, 2006.

The Net Periodic Benefit Cost increased by $2.1 million (excluding payroll tax) during the first quarter 2007 due to pension benefits that became fully accrued when Mr. Lars Westerberg retired as President and Chief Executive Officer of Autoliv Inc. on April 1, 2007, instead of June 2008 as originally planned. These pension costs are reported as Special Termination Benefit Cost for the six months in the table below.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.

The components of the total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Quarter April - June		First six months January – June
	2007	2006	2007	2006
Service cost	$3.8	$3.8	$7.8	$7.6
Interest cost	3.5	3.0	6.9	5.9
Expected return on plan assets	(2.9)	(2.8)	(5.8)	(5.6)
Amortization of prior service cost	0.1	0.1	0.1	0.1
Amortization of net (gain) loss	0.4	0.6	0.9	1.2
Special termination benefit	-	-	2.1	-
Net Periodic Benefit Cost	$4.9	$4.7	$12.0	$9.2

1.11 Contingent Liabilities

Product Warranty and Recalls
Autoliv is exposed to product liability and warranty claims in the event that its products fail to perform as expected and such failure results, or is alleged to result, in bodily injury and/or property damage. The Company cannot assure that it will not experience any material warranty or product liability losses in the future or that it will not incur significant costs to defend such claims. In addition, if any of the products are or are alleged to be defective Autoliv may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against Autoliv in excess of available insurance may have a material adverse effect on the Company’s business, financial condition and results of operations. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by customers may be material. However, we believe our established reserves are adequate to cover potential warranty settlements. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the appropriateness of these reserves, and adjusts them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from the Company’s recorded estimates.

The table in Note 1.5 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities from December 31, 2006 to June 30, 2007.

Legal Disputes
In December 2003, a United States Federal District Court awarded a former supplier of Autoliv ASP, Inc., a subsidiary of Autoliv Inc., approximately $27 million plus pre-judgment interest in connection with a commercial dispute that related to purchase commitments. Autoliv appealed the verdict and the supplier cross-appealed in regard to the calculation of the amount of pre-judgment interest. The United States Court of Appeals for the Federal Circuit on August 7, 2006, affirmed the judgment of the district court on certain appeal issues, vacated the district court’s decision on certain other appeal issues and remanded the case for the district court to reconsider, and finally adjusted the district court’s calculations of pre-judgment interest. On November 29, 2006, the United States Federal District Court amended the judgment increasing the pre-judgment interest to approximately $7 million and denied Autoliv’s motion for vacatur. Autoliv appealed the decision and on July 11, 2007 the United States Federal Circuit Court of Appeals upheld the judgment entered against Autoliv ASP, Inc. The final judgment amount, including pre- and post-judgment interest, could total approximately $36 million, depending on the court’s calculation of post-judgment interest, which has not yet been made. As a consequence, Autoliv has increased its provision for legal disputes by $30 million that together with existing provisions should cover the amount fully. Autoliv has filed a motion with the Federal Circuit Court seeking a rehearing. While legal proceedings are subject to inherent uncertainty, Autoliv believes that it has meritorious grounds for appeal.

For additional information see the caption Items Affecting Comparability and Part II – Other Information, Item 1 below.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006

Market overview
During the second quarter 2007, light vehicle production in the Triad (i.e. Europe, North America and Japan) is estimated by CSM and J.D. Power to have increased by 1% compared to the same quarter 2006. At the beginning of the quarter, this data indicated a decline of nearly 3%.

In Europe (including Eastern Europe), where Autoliv generates more than half of its revenues, light vehicle production is estimated to have risen by more than 3%. This was due entirely to Eastern Europe where production rose by nearly 16%, more than twice as much as expected. In Western Europe, light vehicle production was flat, which also was better than expected.

In North America, which accounts for approximately one quarter of Autoliv’s consolidated revenues, light vehicle production declined by 2% due to GM, Ford and Chrysler (“the Detroit 3”) cutting their production by nearly 9%. The Asian and European vehicle manufacturers increased their production by nearly 14%.

In Japan, which accounts for one tenth of Autoliv’s consolidated sales, light vehicle production was flat.

Autoliv’s market is driven not only by vehicle production but also by the fact that new vehicle models are being equipped with more airbags and other safety systems in response to new crash test programs and regulations. For instance, the U.S. National Highway Traffic Safety Administration (NHTSA) has recently released  its "Suggested Approaches for Enhancement" of its crash-test rating program (NCAP), which could help continue to drive increased safety content in new vehicle models.

Consolidated Sales
The Company has substantial operations outside the United States and currently, approximately 75% of the sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in the U.S dollar exchange rates. The measure “Organic sales” presents the increase or decrease in our overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

	Reconciliation of the change in “Organic sales” to GAAP financial measure
	Components of net sales increase (decrease) Quarter April - June, 2007 (Dollars in millions)
	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	0.5	4.6	2.9	12.7	16.1	21.5	8.4	14.2	3.3	53.0
Impact of acquisitions/ divestments	-	-	-	-	-	-	-	-	-	-
Effect of exchange rates	7.5	65.1	0.2	0.8	(5.3)	(7.1)	5.1	8.6	4.2	67.4
Reported net sales change	8.0	69.7	3.1	13.5	10.8	14.4	13.5	22.8	7.5	120.4

During the quarter, Autoliv’s consolidated net sales rose by over 7% to $1,728 million compared to the second quarter 2006. Excluding currency translation effects of 4%, organic sales (i.e. sales excluding translation currency effects, and acquisitions/divestitures) grew by more than 3%. At the beginning of the quarter, organic sales were expected to grow by 2%; however, European vehicle production was stronger than expected.

Growth in organic sales of 3% was driven by higher penetration of curtain airbags and other side protection systems into an increasing number of new vehicle models, an exceptionally strong performance in Japan, as well as by market share gains in steering wheels and safety electronics. Sales were also driven by Autoliv’s strong position in Asia Pacific and Eastern Europe where vehicle production is growing rapidly which is reflected primarily in strong seatbelt sales. These favorable factors were partially offset by production cuts from “the Detroit 3” and continued pricing pressure, especially on frontal airbags.

Sales were particularly strong with BMW, Nissan, Chrysler, Volkswagen and Mitsubishi. Sales grew in all regions, and especially fast in China.

Sales by Product
Sales of airbag products (including steering wheels and electronics) increased by 6% to $1,125 million. Excluding currency effects of 4%, organic sales grew by 2% as a result of the higher penetration rates of curtain airbags (organic sales up 11%) and other side airbags (up 5%) into an increasing number of vehicle models. Higher market share for steering wheels (organic sales up 16%) and safety electronics (up 9%) also contributed to the performance, while sales of frontal airbags declined due to the end of production of certain vehicle models and intensive price competition.

Sales of seatbelt products (including seat sub-systems) rose by 11% to $603 million including currency effects of 5%.  Organic growth of 6% was due to strong performance in all markets except North America where seatbelt sales declined in line with production cuts of “the Detroit 3”.

Sales by Region
Sales from Autoliv’s European companies rose by 8% to $940 million, primarily due to currency effects of 7%. Organic growth of 1% was due to strong sales of seatbelts with pyrotechnic pretensioners and active seatbelts with electric pretensioners as well as a reflection of new business and new vehicle models and the booming vehicle production in Eastern Europe. Sales were also driven by market share gains in steering wheels and the introduction of curtain airbags into such models as Audi’s Q7; BMW’s Mini; Ford’s Galaxy and Mondeo; Kia’s Cee’d; Mercedes C- and E-class; Nissan’s Qashqai; Peugeot’s 207; and Volvo’s C30. Sales of frontal airbags declined due to pricing pressure and the expiration of certain contracts.

Sales from Autoliv’s North American companies increased by 3% to $449 million despite the 2% decline in the region’s light vehicle production. Autoliv’s solid performance reflects vigorous demand for curtain airbags (up 33%) and market share gains in safety electronics (up 15%) and steering wheels (up 15%). Sales of seatbelts were negatively impacted by pricing pressure and the production cuts by “the Detroit 3”. Sales of frontal airbags were also impacted by the expiration of a few contracts. Autoliv’s strong performance in curtain airbags was driven by new business for BMW’s X5; Buick’s Enclave; Chevrolet’s Silverado; Chrysler’s Sebring; GM’s Acadia; Honda’s Odyssey, Pilot and Ridgeline; Nissan’s Altima and Versa; and Saturn’s Outlook and Vue.

Sales from Autoliv’s companies in Japan increased by 11% to $147 million despite negative currency effects of 5%. Organic growth of 16% compares favorably with the flat Japanese vehicle production. Organic growth was recorded in all product lines and was particularly strong in seatbelts due to new business with Honda. Sales were mainly driven by Honda’s CRV; Mazda’s Axela; Mitsubishi’s Outlander; and Toyota’s Rav4.

Sales from Autoliv’s companies in the Rest of the World (RoW) rose by 13% to $192 million. Excluding currency effects of 5%, sales grew organically by 8%. All product lines contributed to the organic sales growth, especially seatbelts with pretensioners and safety electronics. The demand was particularly strong in China (up 51%), partially as a result of sales to Brilliance-Jinbei’s Junjie; Chery’s A; Citroën’s C4; Ford’s Falcon Barra and Territory; Hyundai’s Veracruz; Kia’s Carens; Nanjing Auto’s NAC7; Proton’s Waja; and Samsung’s SM7.

Earnings for the Three-Month Period Ended June 30, 2007
Pricing pressure from customers continues while raw material prices have continued to increase. This squeeze on Autoliv from both sides has forced the Company to incur additional costs of at least $7 million during the second quarter for raw materials and for financially distressed suppliers. In addition, sales are growing particularly fast for products with relatively higher component costs. As a result, gross margin in the second quarter declined to 19.9% from 21.4% for the same period 2006. However, gross profit stood unchanged at $344 million thanks to higher sales and currency effects.

Operating income declined by 28% or $39 million to $102 million. Of the decline, 22 percentage points were due to a $30 million increase in provisions for legal disputes (see Other Significant Events) and 6 points or $9 million due to a $12 million increase in Selling, General and Administrative expenses (S,G&A) resulting mainly from currency effects, expansion in Asia and higher cost for professional services, partially offset by reductions in the other operating cost lines. During the quarter the operating income was negatively affected by employee-related expenses of $5.8 million in connection with restructuring of (mainly textile) operations in high-cost countries. During the quarter 210 employees covered by the restructuring reserves left the Company.

Operating margin declined from 8.8% to 5.9% and to 7.7% excluding the increase in legal provisions. The 1.5% negative gross margin effect was partially offset by lower RD&E expense in relation to sales. At the beginning of the quarter, operating margin was expected to reach 7.4%.

In June, the purchase accounting analysis for the acquisition of the remaining shares of Autoliv-Mando in Korea (“The Mando Acquisition”) was completed. This resulted in $4 million lower amortization than in the first quarter, half of which is due to a catch-up effect from that quarter.  However, this favorable effect was offset by higher-than-expected restructuring costs.

Income before taxes decreased by 33% to $89 million. Of the decline, 23 percentage points reflect the increase in legal reserves and 10 points or $13 million lower operating income and higher interest expense. Interest expense, net rose by $4 million as a result of higher market interest rates and higher average net debt due primarily to the share repurchase program and Mando acquisition.

Net income declined by 31% or $25 million to $58 million primarily due to the increase in legal reserves which had a negative after-tax effect of $20 million. The remaining decline of $5 million was caused by lower operating income and higher interest expense, while the Mando acquisition had a favorable effect of about $3 million by reducing the minority interest in subsidiaries. The effective tax rate declined slightly to 33.0% from 33.2% for the same quarter 2006.

Earnings per share declined from $1.00 to 72 cents and to 98 cents excluding the effect of increasing legal reserves of 26 cents. Earnings per share was also negatively impacted by 7 cents from lower underlying net income, while the stock repurchase program had a favorable effect of 2 cents, currency effects of 2 cents and taxes of 1 cent. The average number of shares outstanding decreased by 4% to 79.6 million.

Reported return on capital employed decreased to 12% from 18% and reported return on equity declined to 10% from 14%. Of the decreases, 3 percentage points were due to the increase in legal provisions.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006

Market overview
During the six-month period January - June 2007, light vehicle production in the Triad remained virtually unchanged.

In Europe, light vehicle production increased by just over 4%. In Eastern Europe the increase was 17% and in Western Europe less than 1%.

In North America, light vehicle production declined by 5% due to GM, Ford and Chrysler cutting back their production by 11%. The Asian and European vehicle manufacturers increased their North American production by nearly 9%.

In Japan, light vehicle production increased by less than 1% in the six-month period.

Consolidated Sales
The Company has substantial operations outside the United States and currently, approximately 75% of the sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in the U.S dollar exchange rates. The measure “Organic sales” presents the increase or decrease in our overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

	Reconciliation of the change in “Organic sales” to GAAP financial measure
	Components of net sales increase (decrease) First 6 months, 2007 (Dollars in millions)
	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	2.4	40.9	1.2	10.3	8.8	24.7	10.1	32.2	3.4	108.1
Impact of acquisitions/ divestments	-	-	-	-	-	-	-	-	-	-
Effect of exchange rates	8.3	140.2	(0.1)	(0.6)	(3.7)	(10.5)	4.6	14.5	4.5	143.6
Reported net sales change	10.7	181.1	1.1	9.7	5.1	14.2	14.7	46.7	7.9	251.7

For the year’s first six months, sales increased by 8% to $3,427 million, including currency translation effects of 5%. Organic sales growth of 3% is a reflection of Autoliv’s strong position in Asia Pacific and Eastern Europe where both vehicle production and safety content per vehicle are growing rapidly. Sales were also driven by strong demand for curtain airbags; and  higher market share for steering wheels and electronics.

Sales by Product
Sales of airbag products increased by 6% to $2,229 million. Excluding currency effects of 4%, organic sales grew by 2% due to strong curtain airbags sales, partially offset by declines in frontal airbags.

Sales of seatbelt products increased by 12% to $1,198 million including 6% from currency effects. The 6% increase in organic sales reflects strong vehicle production in Asia Pacific and Eastern Europe, and rapidly increasing demand for pretensioners and active seatbelts.

Sales by Region
Sales from Autoliv’s European companies increased by 11% to $1,874 million of which 8% was due to currency effects. Organic growth of 3% was less than the increase in European vehicle production due to the fact that production in Eastern Europe grew much faster than in Western Europe which has higher safety content per vehicle.

Sales from Autoliv’s North American companies increased by 1% to $894 million despite the 5% drop in the region’s light vehicle production. This was due to strong demand for side curtain airbags and market share gains in safety electronics.

Sales from Autoliv companies in Japan increased by 5% to $293 million despite a 4% negative currency effect. Growth in organic sales of 9% was significantly stronger than light vehicle production in Japan that stood virtually unchanged.

Sales from Autoliv companies in the Rest of the World rose by 15% to $366 million including currency effects of 5%. Growth in organic sales of 10% was driven by all product lines supported by an increase of the same magnitude in light vehicle production in the region.

Earnings for the Six-Month Period Ended June 30, 2007
Gross profit increased by 1% or $8 million to $681 million due to higher sales. However, gross margin decreased to 19.9% from 21.2% due to higher direct cost and pricing pressure from customers.

Operating income declined by 19% or 54 million to $228 million. Of the decline, 11 percentage points were due to the $30 million increase in legal reserves and 8 points or $24 million to other factors, primarily $22 million higher SG&A expense. Operating margin declined from 8.9% to 6.6% and to 7.5% excluding the increase in legal reserves. Most of the latter decline was caused by lower gross margin and higher SG&A expense. Operating income in 2006 was also boosted by capital gains of $6 million.

Income before taxes decreased by 24% or $63 million to $202 million. Of the decrease, 11 percentage points were due to the increase in legal reserves and 13 points or $33 million to other factors, including $9 million in higher net interest due to higher market interest rates and higher average net debt as a result of stock buybacks and the Mando acquisition.

Net income decreased by 26% or $47 million to $131 million. Of the decrease 11 percentage points were due to the increase in legal reserves and 15 points or $26 million to other factors. The Mando acquisition had a favorable effect of $5 million by reducing the minority interest. The effective tax rate rose to 33.0% from 29.7%.

Earnings per share declined from $2.13 to $1.63 and to $1.89 excluding the effect of the increase in legal reserves of 26 cents. Earnings per share was also negatively impacted by 27 cents from lower underlying net income and by 7 cents due to the year-over-year change in discrete tax items. The stock repurchase program had a favorable effect of 5 cents and currency effects of 5 cents. The average number of shares outstanding decreased by 4% to 80.0 million.

ITEMS AFFECTING COMPARABILITY

The following items have significantly affected the comparability of reported results from year to year. Management believes that, to assist in understanding the Company's operations, it is useful to consider certain U.S. GAAP measures exclusive of these items. Accordingly, the accompanying tables reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

On July 11, 2007 the United States Federal Circuit Court of Appeals upheld a judgment entered against Autoliv ASP, Inc., a subsidiary of Autoliv Inc. In the second quarter 2007, Autoliv increased its provision for legal disputes by $30 million that was charged against “Other income (expense), net” in the income statement, with a negative impact of $20 million on Net income. The table below reconciles the impact of the increase in legal reserves on reported GAAP income and key ratios.

Impact of legal reserve increase
(Dollars in millions, except per share data)
	Quarter April – June 2007			First six months 2007
	Non-GAAP Excl. Increase	Increase Amount 1)	Reported GAAP	Non-GAAP Excl. Increase	Increase Amount1)	Reported GAAP

Operating income	$132.3	$(30.4)	$101.9	$258.3	$(30.4)	$227.9
Operating margin, % 2)	7.7	(1.8)	5.9	7.5	(0.9)	6.6
Income before taxes	119.2	(30.4)	88.8	232.4	(30.4)	202.0
Net income	77.9	(20.4)	57.5	151.1	(20.4)	130.7
Operating working capital	669	(20)	649	669	(20)	649
Capital employed	3,438	(20)	3,418	3,438	(20)	3,418
Return on equity, %	12.8	(3.3)	9.5	12.4	(1.6)	10.8
Return on capital employed, %	15.3	(3.4)	11.9	15.1	(1.8)	13.3
Earnings per share 3)	0.98	(0.26)	0.72	1.89	(0.26)	1.63
Equity per share	31.09	(0.26)	30.83	31.09	(0.26)	30.83

1)	Increase in legal reserves based on the estimated costs for a judgment rendered by the U.S. Federal Circuit Court on July 11, 2007.
2)	Operating income relative to sales.
3)	Assuming dilution and net of treasury shares. The difference between basic and dilutive per share amounts is less than one percent for each period.

For additional information see the caption Legal Disputes under Note 1.11 above and Part II – Other Information, Item 1 below.

LIQUIDITY AND SOURCES OF CAPITAL

The Company uses the non-GAAP measure “Operating working capital” as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are by contrast managed as part of our overall debt management.

Reconciliation of “Operating working capital” to GAAP financial measure (Dollars in millions)

	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
Total current assets	$2,120.9	$2,235.1	$2,098.4	$2,059.3
Total current liabilities	(1,682.0)	(1,631.7)	(1,531.6)	(1,475.8)
Working capital	438.9	603.4	566.8	583.5
Cash and cash equivalents	(136.1)	(141.3)	(168.1)	(125.8)
Short-term debt	312.4	325.9	294.1	82.0
Derivative asset and liability, current	0.1	(0.3)	1.2	(0.4)
Dividends payable	33.6	31.2	29.6	28.9
Operating working capital	$648.9	$818.9	$723.6	$568.2

Cash flow during the second quarter 2007 was exceptionally strong mainly due to a $156 million reduction in operating assets and liabilities. This is a reflection of lower accounts receivable, higher accounts payable and accruals for taxes as well as lower inventories. Cash flow from operations for the second quarter 2007 amounted to $311 million compared to $162 million in the same quarter 2006. Cash flow was boosted $26 million from factoring accounts receivables compared to $58 million in the second quarter 2006. Operations generated $401 million in cash and $167 million before financing compared to $301 million and $170 million during the first six months 2006. This year, cash flow has been improved by $18 million from factoring and reduced by $80 million by the Mando acquisition. In 2006, cash flow was boosted by $60 million from the sale of receivables.

Autoliv has a target that working capital should not exceed 10% of annual sales. During the second quarter, this ratio was reduced to 10.1% from 13.0% at the end of March.

In relation to days sales outstanding, receivables decreased to 69 days from 74 days at the end of the first quarter and from 71 days a year ago. Days inventory was 31 as it was at the end of the previous quarter, while it increased from 30 days a year ago.

Cash flow before financing for the second quarter was $230 million compared to $94 million in the same period 2006. Capital expenditures, net of $81 million were $2 million higher than depreciation and amortization, and $11 million higher than capital expenditures in the same quarter 2006.

Capital expenditures, net amounted to $156 million and depreciation and amortization to $159 million for the first six months 2007 compared to $131 million and $149 million, respectively, last year.

The Company uses the non-GAAP measure “Net debt” as defined in the table below in its communication with investors regarding the capital structure and as the relevant metric monitoring the overall debt management. The reconciling items used to derive this measure are managed as part of the overall debt management.  This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

Autoliv’s policy is to maintain a net debt that is significantly below 3.0 times EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and an interest-coverage ratio significantly above 2.75 times. On June 30, these ratios were 1.4 and 10.3, respectively.

Reconciliation of “Net debt” to GAAP financial measure (Dollars in millions)

	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
Short-term debt	$312.4	$325.9	$294.1	$82.0
Long-term debt	822.3	953.1	887.7	959.2
Total debt	1,134.7	1,279.0	1,181.8	1,041.2
Cash and cash equivalents	(136.1)	(141.3)	(168.1)	(125.8)
Debt-related derivatives	(6.6)	(5.0)	(3.3)	(2.4)
Net debt	$992.0	$1,132.7	$1,010.4	$913.0

During the quarter, net debt decreased by $141 million to $992 million and gross interest-bearing debt by $144 million to $1,135 million despite stock buybacks and dividends totaling $87 million. The net debt to capitalization ratio decreased to 29% from 31%. Despite dividends, stock buybacks and the Mando acquisition totaling $237 million, net debt has decreased by $18 million and gross interest-bearing debt by $47 million since the beginning of the year due to the strong cash flow. Net debt to capitalization was 29% as it was at the beginning of the year but increased from 27% a year ago.

The non-GAAP measure net debt is also used in the non-GAAP measure “Leverage ratio” which together with the “Interest coverage ratio” constitute the Company’s debt limitation policy. This policy provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. These measures corresponded, until December 2004, to the financial covenants in the Company’s Revolving Credit Facility. Although these covenants no longer exist, we believe investors remain interested in these measures. For details on leverage ratio and interest coverage ratio, refer to the tables below that reconcile these two non-GAAP measures to GAAP measures.

Reconciliation of “Leverage ratio” to GAAP financial measure (Dollars in millions)

	June 30, 2007	June 30, 2006
Net debt 2)	$992.0	$913.0
Pension liabilities	95.7	56.6
Net debt per the policy	$1,087.7	$969.6

Income before income taxes 3)	$417.9	$491.3
Plus: Interest expense, net 1) 3)	47.1	34.2
Depreciation and amortization of intangibles (incl. impairment write-offs) 3)	312.8	295.6

EBITDA per the Policy 3)	$777.8	$821.1

Net debt to EBITDA ratio	1.4	1.2
1)	Interest expense, net, is interest expense less interest income.
2)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3)	Latest 12-months.

Reconciliation of “Interest coverage ratio” to GAAP financial measure (Dollars in millions)

	First six months
	2007	2006
Operating income 3)	$466.0	$522.0
Amortization of intangibles (incl. impairment write-offs) 3)	17.1	15.7
Operating profit per the Policy3)	$483.1	$537.7
Interest expense, net 1) 3)	47.1	34.2
Interest coverage ratio	10.3	15.7

During the second quarter, equity decreased by $11 million to $2,426 million or to $30.83 per share due to the $20 million increase of legal reserves, net of tax. Equity increased by $58 million from net income, by $14 million from favorable currency effects, and by $4 million from the exercise of stock options. Equity decreased by $56 million from share repurchases and by $31 million from dividends.

During the first six months equity increased by $23 million despite stock repurchases of $97 million and dividends of $62 million. Equity was favorably impacted by $131 million from net income, $31 million from currency effects, $10 million from effects of stock compensation and $10 million from the reversal of tax reserves in compliance with FIN-48. Return on equity amounted to 11% and return on capital employed to 13% compared to 15% and 18%, respectively.  The declines are partially due to the higher legal reserves.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount
Total headcount (employees plus temporary hourly workers) decreased by 200 during the second quarter to 41,800 or the same as at the beginning of the year. The decrease was due to a reduction of 500 in high-cost countries.

At the end of the quarter, 48% of headcount (and 50% of permanent employees excluding temporaries) were in low-cost countries compared to 43% (and 46%, respectively) a year ago and less than 10% eight years ago, when the reallocation of production started to accelerate.

Prospects
During the third quarter of 2007, light vehicle production in the Triad is expected to increase by 4% due to a 21% increase in Eastern Europe and a 6% increase in North America although from a low level in 2006. Autoliv expects its organic sales to grow by 4% and the Company’s consolidated sales to increase by 7% providing that the current exchange rates prevail.

Operating margin will continue to be negatively affected by high material costs, supplier issues and pricing pressure in the automotive industry. Operating margin for the third quarter is therefore expected to amount to approximately 7%, slightly below the 7.2% level recorded for the same quarter 2006.

For the full year 2007, Autoliv maintains its sales guidance of an expected increase in organic sales of “at least 3%”. The Company also maintains its guidance for the operating margin, although the previous guidance of  “close to 8%” must be adjusted for the increase in legal reserves. Consequently, an operating margin of  “close to 7.5%” is expected for the full year 2007, which implies a margin of approximately 9% during the fourth quarter.

The effective tax rate is projected to amount to 33% as previously communicated.

OTHER RECENT EVENTS

Launches in the 2nd quarter 2007
•	Buick’s new Enclave: Passenger airbag, Inflatable curtains and safety electronics
•	Chrysler’s new Dodge Kahuna: Frontal airbags, steering wheel, Inflatable curtains, knee airbag and seatbelts with pretensioners
•	Nanjing Auto’s ZT:Frontal airbags, side airbags and seatbelts with pretensioners
•	Nissan’s new Rogue: Passenger airbag and seatbelts with pretensioners
•	Peugeot’s new 308: Frontal airbags, knee airbag, safety electronics and seatbelts with pretensioners
•	Toyota’s new Ist: Inflatable curtains
•	Volvo’s new V70 and XC70: Passenger airbag, side airbags, Inflatable curtains and seatbelts with pretensioners

Other Significant Events

•   On July 11, 2007 the United States Federal Circuit Court of Appeals upheld a judgment entered against Autoliv ASP, Inc., a subsidiary of Autoliv Inc. The judgment requires the subsidiary to pay damages of approximately $27 million plus interest to a former supplier. The aggregate amount could total approximately $36 million, depending on the court’s calculation of post-judgment interest which has not yet been made. As a consequence, Autoliv has increased its provision for legal disputes by $30 million that together with existing provisions should cover the amount fully. For effects of the increase in legal reserves, see reconciliation to U.S. GAAP below. Autoliv has filed a motion with the Federal Circuit Court seeking a rehearing.

•   During the quarter, Autoliv repurchased 978,050 shares for $56 million at an average cost of $57.62 per share and during the first six months 1,672,450 shares for $97 million at an average cost of $57.76 per share. Under the existing authorizations, an additional 4.4 million shares can be repurchased.

•   At the international scientific conference for “Enhanced Safety of Vehicles (ESV)”, Autoliv introduced two new airbags that could save thousands of lives every year and prevent ten times as many severe injuries. The Bumper Airbag for SUVs (Sport Utility Vehicles) addresses the compatibility problem associated with SUVs and other high-hooded vehicles colliding with passenger cars and other low-profile vehicles. The Front Edge Airbag could save the lives of pedestrians when struck by an SUV.

•   Autoliv has started the construction of its fifth facility in Mexico. The new $4 million plant will produce airbags and employ approximately 500 associates.

•   Autoliv has received a 2007 Volkswagen Group Award for entrepreneurial performance in product innovation, cost optimization and process improvement and a Honda Productivity Award for superior performance. In addition to these awards, Autoliv has recently received one award from Hyundai-Kia, two awards from General Motors, four awards from Ford and five awards from Toyota. These 14 customer awards are a record high for Autoliv.

Dividend and Next Report
The Company has declared a quarterly dividend of 39 cents per share for the third quarter. This dividend will be paid on September 6 to shareholders of record as of August 9, 2007. The ex-date, when the stock trades without the right to the dividend is August 7, 2007.

Autoliv intends to publish the quarterly report for the third quarter on Thursday October 25, 2007.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of June 30, 2007, the Company’s future contractual obligations, have not changed significantly from the amounts reported in the 2006 Annual Report on Form 10-K/A filed with the SEC on February 28, 2007. The adoption of FIN-48 did not have a material impact on the table of contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2006 Annual Report on Form 10-K/A filed with the SEC on February 28, 2007.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Autoliv’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures are effectively recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

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

In the second quarter there was a one time increase in the provision for legal disputes. For additional information see Legal Disputes under Note 1.11 above.

ITEM 1A.        RISK FACTORS

As of June 30, 2007, there have been no material changes in the information that was provided in the Company’s 2006 Annual Report on Form 10-K/A filed with the SEC on February 28, 2007.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program
During the second quarter of 2007, Autoliv repurchased 978,050 shares for $56.3 million at an average price of $57.53. Since the repurchasing program was adopted in 2000, Autoliv has bought back 25.6 million shares at an average price of $39.55 per share. Under the existing authorizations, another 4.4 million shares could be repurchased. Below is a summary of Autoliv's common stock repurchases by month for the quarter ended June 30, 2007:

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE Total Number of Shares		Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Date	Total Number of Shares Purchased	Average Price in USD Paid per Share	Total Number of Shares Purchased	Average Price in USD Paid per Share	Purchased as Part of Publicly Announced Plans or Programs	Average Price in USD Paid per Share

April 1- 30

Total	0	0	0	0	0	0	5,328,700

May 1-31

Total	291,050	57.2532	300,000	57.3159	591,050	57.2850	4,737,650

June 1-30

Total	192,000	57.7896	195,000	58.0222	387,000	57.9068	4,350,650

Total	483,050	57.4664	495,000	57.5941	978,050	57.5310	4,350,650

1)	Announcement of share buyback program with authorization to buy back 10 million shares made on May 9, 2000.
2)	Announcement of expansion of existing share buyback program from 10 million shares to 20 million shares made on April 30, 2003.
3)	Announcement of expansion of existing share buyback program from 20 million shares to 30 million shares made on December 15, 2005.
4)	The share buyback program does not have an expiration date.

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

11
Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Company's Annual Report on Form 10-K/A (File No. 1-12933, filing date February 28, 2007) and is incorporated herein by reference.

31.1***	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2***	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed in 10-K for the fiscal year ended 2002. ** Filed in 10-K for the fiscal year ended 2003. *** Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 27, 2007

AUTOLIV, INC.
(Registrant)

By:	/s/ Magnus Lindquist

Magnus Lindquist
Vice President
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)