Form 10-Q
period 2007-09-30
AUTOLIV INC
filed 2007-10-25
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

Commission File No.: 1-12933

AUTOLIV, INC.
(Exact name of registrant as
specified in its charter)

Delaware	51-0378542
(State or other jurisdic-	(I.R.S. Employer Identi-
tion of incorporation or	fication No.)
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 22, 2007, there were 75,881,299 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts but rather forward-looking statements that involve risks and uncertainties that could cause Autoliv, Inc.’s (“Autoliv”, the “Company”, “we” or “our”) results to differ materially from what is projected. These risks and uncertainties include, but are not limited to, the following: higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure; failure to develop or commercialize successfully new products or technologies; the outcome of pending and future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns; labor disputes; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company's forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including currency exchange rate fluctuations, and other factors. Except for the Company's ongoing obligation to disclose material information under the U.S. federal securities laws, the Company undertakes no obligation to update publicity and forward-looking statements whether as a result of new information or future events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in millions, except per share data)

	Quarter July-September		First nine months January-September
	2007	2006	2007	2006
Net sales
- Airbag products	$1,002.2	$925.8	$3,231.5	$3,030.3
- Seatbelt products	555.0	484.8	1,753.2	1,556.1
Total net sales	1,557.2	1,410.6	4,984.7	4,586.4

Cost of sales	(1,254.9)	(1,132.4)	(4,001.3)	(3,634.9)
Gross profit	302.3	278.2	983.4	951.5

Selling, general & administrative expenses	(84.7)	(79.3)	(270.6)	(242.8)
Research, development & engineering expenses	(93.0)	(94.6)	(314.3)	(307.8)
Amortization of intangibles	(4.9)	(3.7)	(14.5)	(11.3)
Other income (expense), net	(9.7)	1.3	(46.1)	(5.8)
Operating income	110.0	101.9	337.9	383.8

Equity in earnings of affiliates	1.4	1.5	4.7	4.6
Interest income	2.1	1.7	5.9	6.4
Interest expense	(15.2)	(12.2)	(44.7)	(33.8)
Other financial items, net	(3.3)	(1.1)	(6.8)	(3.7)
Income before income taxes	95.0	91.8	297.0	357.3

Income taxes	(29.8)	34.9	(96.5)	(43.9)
Minority interests in subsidiaries	(2.0)	(5.0)	(6.6)	(14.3)
Net income	$63.2	$121.7	$193.9	$299.1

Earnings per share – basic	$0.82	$1.49	$2.46	$3.62
Earnings per share – diluted	$0.81	$1.48	$2.45	$3.60

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	77.8	82.1	79.2	83.0

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	75.9	81.2	75.9	81.2

Cash dividend per share – declared	$0.39	$0.37	$1.17	$1.04
Cash dividend per share – paid	$0.39	$0.35	$1.15	$0.99

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30 2007	December 31 2006
	(unaudited)
Assets
Cash & cash equivalents	$160.1	$168.1
Receivables	1,297.3	1,206.7
Inventories	565.2	545.4
Other current assets	160.8	178.2
Total current assets	2,183.4	2,098.4

Property, plant & equipment, net	1,222.8	1,160.4
Investments and other non-current assets	192.8	175.7
Goodwill assets	1,585.6	1,537.1
Intangible assets, net	139.4	139.2
Total assets	$5,324.0	$5,110.8

Liabilities and shareholders’ equity
Short-term debt	$330.4	$294.1
Accounts payable	787.6	762.5
Accrued expenses	372.2	270.6
Other current liabilities	226.3	204.4
Total current liabilities	1,716.5	1,531.6

Long-term debt	975.7	887.7
Pension liability	96.6	93.8
Other non-current liabilities	132.4	109.7
Minority interests in subsidiaries	59.3	85.1
Shareholders’ equity	2,343.5	2,402.9
Total liabilities and shareholders’ equity	$5,324.0	$5,110.8

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Quarter July-September		First nine months January-September
	2007	2006	2007	2006

Operating activities
Net income	$63.2	$121.7	$193.9	$299.1
Depreciation and amortization	77.4	74.1	236.3	222.8
Deferred taxes and other	(6.4)	(2.8)	11.8	(2.0)
Changes in operating assets and liabilities	13.9	(91.0)	107.2	(117.2)
Net cash provided by operating activities	148.1	102.0	549.2	402.7

Investing activities
Capital expenditures	(75.4)	(87.6)	(235.6)	(247.7)
Proceeds from sale of property, plant and equipment	3.2	3.5	7.8	32.9
Acquisitions of businesses and other, net	1.8	6.4	(76.3)	6.8
Net cash used in investing activities	(70.4)	(77.7)	(304.1)	(208.0)

Financing activities
Net increase (decrease) in short-term debt	14.9	30.3	23.7	(318.6)
Issuance of long-term debt	174.7	28.5	248.4	323.7
Repayments and other changes in long-term debt	(56.0)	-	(193.7)	(158.5)
Dividends paid	(30.6)	(28.7)	(91.2)	(82.1)
Shares repurchased	(160.4)	(52.4)	(257.0)	(155.1)
Stock options exercised	0.9	0.6	8.5	6.1
Minority interests and other, net	(2.8)	(3.1)	(1.3)	(3.4)
Net cash used in financing activities	(59.3)	(24.8)	(262.6)	(387.9)

Effect of exchange rate changes on cash	5.6	6.6	9.5	29.2
Increase (decrease) in cash and cash equivalents	24.0	6.1	(8.0)	(164.0)

Cash and cash equivalents at period-start	136.1	125.8	168.1	295.9
Cash and cash equivalents at period-end	$160.1	$131.9	$160.1	$131.9

See “Notes to unaudited consolidated financial statements.”

KEY RATIOS (UNAUDITED)
(Dollars in millions, except per share data)

	Quarter July – September		First nine months January-September
	2007	2006	2007	2006

Earnings per share – basic 1)	$0.82	$1.49	$2.46	$3.62
Earnings per share – diluted 1)	$0.81	$1.48	$2.45	$3.60
Equity per share	$30.88	$29.37	$30.88	$29.37
Cash dividend per share – paid	$0.39	$0.35	$1.15	$0.99
Operating working capital 3)	$666	$668	$666	$668
Capital employed	$3,482	$3,352	$3,482	$3,352
Net debt 3)	$1,138	$967	$1,138	$967
Net debt to capitalization, %3)4)	32	28	32	28

Gross margin, % 5)	19.4	19.7	19.7	20.7
Operating margin, % 6)	7.1	7.2	6.8	8.4

Return on shareholders’ equity, %	10.6	20.6	10.8	17.0
Return on capital employed, %	12.9	12.5	13.2	15.9

Weighted average no. of shares in millions 1)2)	77.8	82.1	79.2	83.0
No. of shares at period-end in millions 7)	75.9	81.2	75.9	81.2
No. of employees at period-end	35,000	35,400	35,000	35,400
Headcount at period-end	41,500	41,300	41,500	41,300
Days receivables outstanding 8)	70	83	69	74
Days inventory outstanding 9)	33	37	33	33

1)	Net of treasury shares
2)	Assuming dilution
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)
September 30, 2007

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

During the year ended December 31, 2006, the Company adopted FAS-158. Under FAS-158, the actual funded status of retirement benefits are recognized in the financial statements. Unrecognized amounts, such as net actuarial losses, are shown in the Comprehensive Income section of the Shareholders' Equity Statement. The adoption of FAS-158 had no effect on the Company’s consolidated statements of income for 2006 or any prior period presented and will not effect the income statements in future periods. For further information, see Note 18 to the Company’s Annual Report on Form 10-K/A for the year ending December 31, 2006.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN-48”), on January 1, 2007. Therefore, the method of determining the liability recorded for unrecognized tax benefits has changed and is not comparable with prior years. For further information see Note 1.9 Income Taxes.

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company's reporting periods consist of thirteen-week periods, ending on the Friday closest to the last day of the calendar month. For convenience, the accompanying financial statements are shown as ending on the last day of the calendar month.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv's reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.

The Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents, can be obtained free of charge from Autoliv at the Company’s address. These documents are also available at the SEC’s web site at www.sec.gov and at the Company's corporate website at www.autoliv.com.

1.2 Receivables
During the third quarter of 2007, the Company sold receivables relating to selected customers to various external financial institutions without recourse. These factoring agreements have the effect of reducing accounts receivable and days sales outstanding. At September 30, 2007 and December 31, 2006, $86 million and $98 million, respectively, of sold receivables remained outstanding under these agreements.

1.3 Inventories
Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserve:

	September 30, 2007	December 31, 2006
Raw materials	$205.7	$196.4
Work in progress	238.0	234.5
Finished products	121.5	114.5
Total	$565.2	$545.4

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

During 2006, 938 employees covered by the restructuring reserves left the Company. As of December 31, 2006, 217 employees remained who were covered by the restructuring reserves.

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

During the quarter, 71 employees covered by the reserves left the Company. As of March 31, 2007, 179 employees remained who were covered by the restructuring reserves.

Q2
The increase in the employee-related restructuring provisions in the quarter mainly relates to operations in high-cost countries. The cash payments mainly relate to operations in Canada, USA, Sweden and Australia for restructuring activities initiated in 2007, 2006 and 2005. The change in the reserve has been charged against “Other income (expense), net” in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2007 to June 30, 2007.

	Mar. 31 2007	Cash payments	Change in reserve	Translation difference	Jun. 30 2007
Restructuring - employee related	$5.4	$(4.0)	$5.8	$0.3	$7.5

During the quarter, 210 employees covered by the reserves left the Company. As of June 30, 2007, 274 employees remained who were covered by the restructuring reserves.

Q3
The increase in the employee-related restructuring provisions in the quarter mainly relates to operations in high-cost countries. The cash payments mainly relate to operations in Canada, USA, Sweden and Australia for restructuring activities initiated in 2007, 2006 and 2005. The change in the reserve has been charged against “Other income (expense), net” in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2007 to September 30, 2007.

	Jun. 30 2007	Cash payments	Change in reserve	Translation difference	Sep. 30 2007
Restructuring - employee related	$7.5	$(5.8)	$6.6	$0.0	$8.3

During the quarter, 225 employees covered by the reserves left the Company. As of September 30, 2007, 334 employees remained who were covered by the restructuring reserves.

1.5 Product-Related Liabilities
The Company maintains reserves for product risks. Such reserves relate to product performance issues, including recall, product liability and warranty issues. The Company records liabilities for product-related risks when probable claims are identified and it is possible to reasonably estimate costs. Provisions for warranty claims are estimated based on prior experience, likely changes in performance of newer products and the mix and volume of the products sold. The provisions are recorded on an accrual basis. Cash payments have been made, in the past, for recall and warranty-related issues in connection with a variety of different products and customers. For further explanation, see Note 1.11 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities for the quarter.

	Quarter July-September		Nine months January-September
	2007	2006	2007	2006
Reserve at beginning of the period	$21.7	$26.0	$22.8	$33.3
Change in reserve	(0.2)	2.7	4.3	4.4
Cash payments	(2.8)	(5.5)	(8.7)	(16.1)
Translation difference	0.8	-	1.1	1.6
Reserve at end of the period	$19.5	$23.2	$19.5	$23.2

1.6 Comprehensive Income
Comprehensive income includes net income for the year and items charged directly to equity.

	Quarter July – September		Nine months January – September
	2007	2006	2007	2006
Net income 1)	$63.2	$121.7	$193.9	$299.1

Pension liability 2)	0.2	(0.2)	0.3	(0.5)
Fair value of derivatives	(0.1)	(0.3)	-	(1.3)
Translation of foreign operations	41.3	-	72.1	17.8
Other comprehensive income	41.4	(0.5)	72.4	16.0

Comprehensive income 1)	$104.6	$121.2	$266.3	$315.1

1) For additional information, see the Management's Discussion and Analysis net income discussion and the caption Items Affecting Comparability and Part II – Other Information, Item 1 below 2) During the quarter and the first nine months 2006, the adjustment charged directly to equity was related to Minimum pension liability.

1.7 Business Acquisitions
On January 15, 2007, Autoliv Inc. acquired the remaining 35% of the shares in its Korean subsidiary Autoliv-Mando, an entity which already had been a consolidated entity, for $80 million.

1.8 New Accounting Pronouncements
The following accounting pronouncements have been issued and will be effective for the Company in fiscal year 2008:

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

1.9 Income Taxes
The effective tax rate for the first nine months of 2007 was 32.5%, compared with 12.3% in the first nine months of 2006. During the third quarter of 2006, the Company recognized a non-cash income tax benefit of $57 million resulting from the release of income tax reserves associated with the U.S. income tax audit examination cycle. In addition, during the second quarter of 2006, several subsidiaries recorded adjustments to their estimates of prior year income tax provisions. During the first quarter of 2006, several subsidiaries completed studies of R&D tax credit eligibility and recorded a 2005 catch-up effect entirely in that quarter. These catch-up effects in the first three quarters of 2006 caused an approximately 20% reduction to the effective tax rate for the first nine months of 2006.

The Company files income tax returns in the United States federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal tax authorities for years prior to 2003. With few exceptions, the Company is also no longer subject to income tax examination by U.S. state or local tax authorities for tax years prior to 2003.  In addition, with few exceptions, the Company is no longer subject to income tax examinations by non-U.S. tax authorities for years before 2001. The Internal Revenue Service (“IRS”) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006 that is anticipated to be completed in early 2008. In addition, the Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of September 30, 2007, as a result of those tax examinations, the Company is not aware of any material proposed income tax adjustments. The Company expects the completion of certain tax audits in the near term and believes that it is reasonably possible that some portion of reserves could be released into income in some future period or periods.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN-48”), on January 1, 2007. As a result of the implementation of FIN-48, the Company recognized a decrease of $9.9 million in the liability recorded for unrecognized tax benefits as a cumulative effect of a change in accounting principle, which was accounted for as an increase to the January 1, 2007 balance in retained earnings. The Company recognizes interest and potential penalties accrued related to unrecognized tax benefits in tax expense. The Company had approximately $6.7 million accrued for the payment of interest and penalties as of September 30, 2007. As of January 1, 2007, the Company had recorded approximately $39.6 million for unrecognized tax benefits, including accrued interest and penalties, related to prior years. During the third quarter of 2007, the Company recorded a net decrease of $0.2 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years and interest accrued related to unrecognized tax benefits of prior years, for a total of $3.9 million accrued year to date 2007. Substantially all of these reserves would impact the effective tax rate if released into income. Of the total unrecognized tax benefits recorded at September 30, 2007, $25.9 million is classified as current tax payable and $17.6 million is classified as non-current tax payable on the balance sheet. Prior to the adoption of FIN-48, at December 31, 2006, all unrecognized tax benefits were classified as current tax payable.

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the nine months ended September 30, 2007 or September 30, 2006.

The Net Periodic Benefit Cost increased by $2.2 million (excluding payroll tax) during 2007 due to pension benefits that became fully accrued when Mr. Lars Westerberg retired as President and Chief Executive Officer of Autoliv Inc. on April 1, 2007, instead of June 2008 as originally planned. These pension costs are reported as Special Termination Benefit Cost for the nine month period presented in the table below.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.

The components of the total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Quarter July - September		Nine months January – September
	2007	2006	2007	2006
Service cost	$3.8	$3.8	$11.6	$11.4
Interest cost	3.5	3.0	10.4	8.9
Expected return on plan assets	(2.9)	(2.8)	(8.7)	(8.4)
Amortization of prior service cost	-	-	0.1	0.1
Amortization of net (gain) loss	0.4	0.6	1.3	1.8
Special termination benefit	0.1	-	2.2	-

Net Periodic Benefit Cost	$4.9	$4.6	$16.9	$13.8

1.11 Contingent Liabilities

Product Warranty and Recalls
Autoliv is exposed to product liability and warranty claims in the event that its products fail to perform as expected and such failure results, or is alleged to result, in bodily injury and/or property damage. The Company may experience material warranty or product liability losses in the future and may incur significant costs to defend such claims. In addition, if any of Autoliv’s products are or are alleged to be defective Autoliv may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against Autoliv in excess of available insurance may have a material adverse effect on the Company’s business, financial condition and results of operations. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold Autoliv responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by customers may be material. However, Autoliv believes its established reserves are adequate to cover potential warranty settlements. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the appropriateness of these reserves, and adjusts them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from the Company’s recorded estimates.

The table in Note 1.5 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities from December 31, 2006 to September 30, 2007.

Legal Disputes

Litigation in United States (Autoliv ASP, Inc.)
In December 2003, a United States Federal District Court awarded a former supplier of Autoliv ASP, Inc., a subsidiary of Autoliv Inc., approximately $27 million plus pre-judgment interest in connection with a commercial dispute that related to purchase commitments. Autoliv appealed the verdict and the supplier cross-appealed in regard to the calculation of the amount of pre-judgment interest. The United States Court of Appeals for the Federal Circuit on August 7, 2006, affirmed the judgment of the district court on certain appeal issues, vacated the district court’s decision on certain other appeal issues and remanded the case for the district court to reconsider, and finally adjusted the district court’s calculations of pre-judgment interest. On November 29, 2006, the United States Federal District Court amended the judgment by increasing the pre-judgment interest to approximately $7 million and denied Autoliv’s motion for vacatur. Autoliv appealed the decision and on July 11, 2007 the United States Federal Circuit Court of Appeals upheld the judgment entered against Autoliv ASP, Inc. Autoliv’s subsequent motion for rehearing was denied and on October 4, 2007, Autoliv, being granted leave to do so on its own application, deposited approximately $36 million with the United States District Court for the Eastern District of Michigan to be distributed by the district court among the plaintiffs.

When depositing the above amount, Autoliv calculated the post-judgment interest through October 2, 2007 to be approximately $1.8 million, which amount is included in the amount deposited.  In a motion filed with the district court on October 10, 2007, the plaintiffs have argued that the interest should be approximately $6.6 million, or approximately $4.9 million more than Autoliv calculated. A hearing was held before the district court on October 25th, 2007, during which the district court ruled, consistent with Autoliv's position, that pre-judgment interest should accrue until December 4, 2003, and that post-judgment interest should accrue in accordance with the federal statute thereafter and until satisfaction of the judgment. The plaintiffs may appeal the ruling.

For additional information, see the caption Items Affecting Comparability, Item 2, and Part II – Other Information, Item 1 below.

Litigation in France (Autoliv Holding Limited)
In 1997, Autoliv AB acquired Marling Industries plc (“Marling”). Marling was at that time involved in a litigation relating to the disposition of a French subsidiary of Marling in 1992. The acquirer of the French subsidiary claims that a trademark, which was sold to a UK subsidiary of Marling prior to the sale of the French subsidiary, should have been included in the sale. The UK subsidiary was sold by Marling prior to the acquisition of Marling by Autoliv AB.

In May 2006, a French court ruled that the agreement whereby Marling’s French subsidiary had transferred the trademark to Marling’s UK subsidiary was invalid and that Marling (now named Autoliv Holding Limited) had fraudulently failed to disclose the previous sale of the trademark to the acquirer of the French subsidiary. The court also appointed an expert to assess the losses suffered by the acquirer of the French subsidiary. The acquirer of the French subsidiary has made claims for damages of €40 million ($57 million) but has not yet provided the court appointed expert with the materials needed to substantiate its claims.

Autoliv Holding Limited and Autoliv AB have appealed against the May 2006 court decision. No decision on this appeal is expected before the end of 2008. While legal proceedings are subject to inherent uncertainty, Autoliv Holding Limited and Autoliv AB believe they have meritorious grounds for their appeal. Given the status of the claim, and the failure of the plaintiff to substantiate its claims, it is in the opinion of the Company’s management not possible to give any meaningful estimate of any financial impact that may arise from the claim at this time.

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

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol "ALV" and Swedish Depositary Receipts representing shares of Autoliv common stock trade on the OMX Nordic Exchange in Stockholm under the symbol "ALIV". Options in Autoliv shares are traded in Philadelphia and AMSE under the symbol "ALV".

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

Market overview
During the third quarter 2007, global light vehicle production is estimated by CSM and J.D. Power to have increased by nearly 8% compared to the same quarter 2006. At the beginning of the quarter, global light vehicle production was expected to grow by 7%.

In Europe (including Eastern Europe), where Autoliv generates more than half of its revenues, light vehicle production is estimated to have risen by 8% which was 3 percentage points better than expected. At the beginning of the quarter, light vehicle production in Western Europe was expected to be flat, while it now is reported to have increased by 4%. Light vehicle production in Eastern Europe rose by 20%, as expected.

In North America, which accounts for approximately one quarter of Autoliv’s consolidated revenues, light vehicle production increased by 4%. GM, Ford and Chrysler (“the Detroit 3”) reduced their production by less than 1% compared to an expected increase of 2%, while the Asian and European vehicle manufacturers increased their North American production by almost 13%, as expected.

In Japan, which accounts for one tenth of Autoliv’s consolidated sales, light vehicle production decreased by 1% compared to an expected increase of 1%.

In the Rest of the World (RoW) light vehicle production is estimated to have risen by 16%, primarily due to a 23% increase in China.

Autoliv’s market is driven not only by vehicle production but also by the fact that new vehicle models are being equipped with more airbags and other safety systems, often in response to new regulations. An important example of such regulation was provided in September when the U.S. National Highway Traffic Safety Administration (NHTSA) released new stringent crash test criteria that will, in effect, mandate head curtain airbags and chest side airbags on all new light vehicles within the next five years.

Consolidated Sales
The Company has substantial operations outside the United States and currently approximately 75% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S dollar exchange rates. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

	Reconciliation of the change in “Organic sales” to GAAP financial measure
	Components of net sales increase (decrease) Quarter July - September, 2007 (Dollars in millions)
	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	4.6	33.2	1.9	7.5	17.0	22.4	13.1	20.3	5.9	83.4
Impact of acquisitions/ divestments	-	-	-	-	-	-	-	-	-	-
Effect of exchange rates	7.8	56.0	0.0	0.2	(1.4)	(1.7)	5.6	8.7	4.5	63.2

Reported net sales change	12.4	89.2	1.9	7.7	15.6	20.7	18.7	29.0	10.4	146.6

During the third quarter 2007, Autoliv’s consolidated net sales rose by more than 10% to $1,557 million compared to the third quarter 2006. Excluding currency translation effects of 4%, organic sales (i.e. sales excluding currency translation effects, and acquisitions/divestitures) grew by 6%. At the beginning of the quarter, organic sales were anticipated to grow by 4%. However, light vehicle production in Western Europe has been stronger than expected.

Growth in Autoliv’s organic sales of 6% was driven by strong performance in seatbelts, due to the introduction of active seatbelts and higher global light vehicle production. Organic sales were also driven by higher penetration of curtain airbags and other side protection systems into an increasing number of new vehicle models, and by market share gains in safety electronics. Sales grew organically in all regions and particularly for customers such as BMW, Nissan and Mitsubishi. Additionally, sales to the Chinese manufacturers Brilliance-Jinbei and Chery grew the fastest, albeit from low levels.

Sales by Product
Sales of airbag products (including steering wheels and electronics) increased by 8% to $1,002 million, including currency effects of 4%. Organic sales growth of 4% was due to higher penetration rates of curtain airbags (organic sales up 12%) and other side airbags (up 8%) into an increasing number of vehicle models. Increased market share for safety electronics (organic sales up 16%) and steering wheels (up 10%) also contributed to the performance, while sales of frontal airbags declined due to intensive price competition.

Sales of seatbelt products (including seat sub-systems) rose by 15% to $555 million. Excluding currency effects of 6%, organic sales grew by 9% due to the introduction of more sophisticated seatbelt systems and to the strong global light vehicle production.

Sales by Region
Sales from Autoliv’s European companies rose by 12% to $811 million. Excluding currency effects of  8%, sales grew organically by 4%. This increase reflects the introduction of active seatbelts with electric pretensioners and of the demand for seatbelts with pyrotechnic pretensioners. Sales were also affected by the booming vehicle production in Eastern Europe and by Autoliv’s market share gains in steering wheels. Additionally, sales were driven by the introduction of curtain airbags into such models as BMW’s Mini and Clubman; Ford’s Galaxy and Mondeo; Kia’s Cee’d; Mercedes C- and E-class; Nissan’s Qashqai; Peugeot’s 207; Renault’s Laguna 3; Volvo’s C30 and V70 and Volkswagen’s Tiguan. Sales of frontal airbags declined primarily due to pricing pressure from customers.

Sales from Autoliv’s North American companies increased by 2% to $409 million. Sales were driven by the introduction and higher penetration of head curtain airbags (up 23%) and by market share gains in safety electronics (up 20%). Sales of frontal airbags were negatively impacted by pricing pressure and the expiration of certain contracts. Autoliv’s strong performance in curtain airbags was driven by new business for BMW’s X5; Buick’s Enclave; Chevrolet’s Express and Silverado; Chrysler’s Sebring, Avenger, Compass and Patriot; GMC’s Acadia; Nissan’s Altima, Centra and Versa; and Saturn’s Outlook and Vue.

Sales from Autoliv’s companies in Japan increased by 16% to $153 million despite negative currency effects of 1%. Organic growth of 17% compares favorably with the 1% decline in Japanese vehicle production. Organic growth was recorded in all product lines and was particularly strong in seatbelts due to new business with Honda. Sales of head curtain airbags rose organically by 25%, primarily due to new business and higher production of Mazda’s Axela; Mitsubishi’s Outlander; Nissan’s X-trail and Toyota’s Rav4 and MarkX.

Sales from Autoliv’s companies in the Rest of the World (RoW) rose by 19% to $184 million. Excluding currency effects of 6%, sales grew organically by 13%. Organic sales were driven by strong vehicle production in China and other Asian countries. This was primarily the result of vigorous sales of seatbelts (up 16% organically), as well as of steering wheels and safety electronics, albeit from previously low levels. The demand was particularly strong in China (up 20%), partially as a result of sales to Brilliance-Jinbei’s Junjie; Chery’s A; Citroën’s C4; Ford’s Mondeo; Mazda’s Axela, Peugeot’s 307, Saic’s R-75 and Skoda Octavia.

Earnings for the Three-Month Period Ended September 30, 2007
Prices for raw materials remain at near record levels. Consequently, many Autoliv component suppliers continue to be squeezed between high raw material prices and the constant pricing pressure in the automotive industry. This squeeze has forced Autoliv to incur additional costs of approximately $5 million during the quarter for raw materials and financially distressed suppliers. In addition, sales are growing particularly fast for products with relatively higher component costs. As a result, gross margin in the third quarter declined to 19.4% from 19.7% for the same period 2006. Despite this margin pressure, gross profit improved by $24 million or 9% to $302 million. This improvement was due primarily to higher organic sales and currency effects.

Operating income rose by 8% or $8 million to $110 million, while operating margin was virtually unchanged at 7.1% despite 0.7 percentage points higher other operating expenses than in the same quarter 2006. These operating expenses rose by $11 million to $10 million, primarily as a result of stepped-up restructuring activities. Both Selling, General and Administrative expense (S,G&A) and Research, Development and Engineering expense (R,D&E) declined as a percentage of sales to 5.4% and 6.0%, respectively, from 5.6% and 6.7% during the same quarter 2006. At the beginning of the quarter, operating margin was expected to reach approximately 7.0%.

Income before taxes increased by 3% or $3 million to $95 million. The $8 million improvement in operating income was partially offset by $3 million higher interest expense as a result of higher market interest rates and higher average net debt, primarily due to the share repurchase program and the acquisition in January of the remaining shares in Autoliv-Mando in Korea (“the Mando Acquisition”). Additionally, costs for Other financial items rose due to factoring and negative currency effects on certain non-U.S. dollar loans.

Net income amounted to $63 million compared to $122 million for the same quarter 2006, when net income was boosted by the release of tax reserves and by other discrete tax items. Excluding this effect of $66 million, net income rose by 13% or $7 million as a result of higher income and a lower underlying effective tax rate. The effective tax rate was 31.4%, while the effective tax rate in the same quarter 2006 was a positive 38.0%. This was due to the income from the release of tax reserves and other discrete tax items.

Earnings per share amounted to 81 cents compared to $1.48 reported for the third quarter 2006, a decrease of 67 cents. The third quarter 2006 included discrete tax items that had a positive impact of 80 cents per share. Excluding these items there was an improvement this year of 13 cents per share, primarily the result of 6 cents from the stock repurchase program and 5 cents from currency effects. The average number of shares outstanding decreased by 5% to 77.8 million.

Return on capital employed improved slightly to 13%, while return on equity declined to 11% from 21%. However, in the third quarter last year, return on equity was boosted by 11 percentage points by the release of tax reserves and other discrete tax items.

During the quarter, operating income was negatively affected by employee-related expenses of $6.6 million in connection with restructuring of (mainly textile) operations in high-cost countries. During the quarter, 225 employees covered by the restructuring reserves left the Company.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

Market overview
During the nine-month period January - September 2007, global light vehicle production is estimated to have increased by nearly 5%, but only 2% in the Triad where Autoliv derives almost 90% of its sales.

In Europe, light vehicle production is estimated to have increased 6%, primarily due to an 18% growth in Eastern Europe. The increase in Western Europe was 2%.

In North America, light vehicle production declined by 2% due to GM, Ford and Chrysler cutting back their production by 8%.

In Japan, light vehicle production was flat for the nine-month period.

In the Rest of the World, light vehicle production is estimated to have risen by 12%.

Consolidated Sales
The Company has substantial operations outside the United States and currently approximately 75% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S dollar exchange rates. The measure “Organic sales” presents the increase or decrease in our overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

	Reconciliation of the change in “Organic sales” to GAAP financial measure
	Components of net sales increase (decrease) First nine months, 2007 (Dollars in millions)
	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	3.1	74.1	1.4	17.8	11.5	47.1	11.1	52.5	4.2	191.5
Impact of acquisitions/ divestments	-	-	-	-	-	-	-	-	-	-
Effect of exchange rates	8.1	196.2	0.0	(0.4)	(3.0)	(12.2)	4.9	23.2	4.5	206.8

Reported net sales change	11.2	270.3	1.4	17.4	8.5	34.9	16.0	75.7	8.7	398.3

For the year’s first nine months, sales increased by 9% to $4,985 million, including currency translation effects of 5%. Organic sales growth of 4% were driven by strong performance in seatbelts, partially as a reflection of the introduction of active seatbelts with electric pretensioners and of the demand for seatbelts with pyrotechnic pretensioners. Sales were also affected by the booming vehicle production in emerging markets and strong demand for curtain airbags and higher market share for steering wheels and safety electronics.

Sales by Product

Sales of airbag products increased by 7% to $3,232 million. Excluding currency effects of 4%, organic sales grew by 3% due to strong curtain airbags sales, partially offset by declines in frontal airbags.

Sales of seatbelt products increased by 13% to $1,753 million including 6% from currency effects. The 7% increase in organic sales reflects strong vehicle production in Asia Pacific and Eastern Europe, and rapidly increasing demand for pretensioners and active seatbelts.

Sales by Region

Sales from Autoliv’s European companies increased by 11% to $2,685 million of which 8% was due to currency effects. Organic growth of 3% was less than the increase in European vehicle production due to the fact that production in Eastern Europe grew much faster than in Western Europe which has higher safety content per vehicle.

Sales from Autoliv’s North American companies increased by 1% to $1,304 million despite the 2% decline in the region’s light vehicle production. This was due to strong demand for side curtain airbags and market share gains in safety electronics.

Sales from Autoliv companies in Japan increased by 9% to $446 million despite a 3% negative currency effect. Growth in organic sales of 12% was significantly stronger than light vehicle production in Japan which stood virtually unchanged.

Sales from Autoliv companies in the Rest of the World rose by 16% to $550 million including currency effects of 5%. Growth in organic sales of 11% was driven by all product lines supported by an increase of roughly the same magnitude in light vehicle production in the region.

Earnings for the Nine-Month Period Ended September 30, 2007
Gross profit increased by 3% or $32 million to $983 million on higher sales. However, gross margin decreased to 19.7% from 20.7% as a result of higher direct cost and pricing pressure from customers.

Operating income declined by 12% or $46 million to $338 million. Of the decline, 8 percentage points were due to a $30 million increase in legal reserves (see significant events) and 4 points or $16 million to other factors, including $28 million higher S,G&A expense. Operating margin declined from 8.4% to 6.8% and to 7.4% excluding the increase in legal reserves (see table for this non-U.S. GAAP measure). Most of the latter decline was caused by lower gross margin and higher S,G&A.

Income before taxes declined by 17% or $60 million to $297 million. Of the decrease, 8 percentage points were due to the increase in legal reserves and 9 points or $30 million to other factors, including $11 million in higher net interest due to higher market interest rates and higher average net debt as a result of stock buybacks and the Mando acquisition.

Net income decreased by 35% or $105 million to $194 million. Of the decrease, 24 percentage points were due to the $71 million release of tax reserves and other discrete tax items in 2006, 7 percentage points were due to the increase in legal reserves, and 4 points or $14 million to other factors. The Mando acquisition had a favorable effect of $8 million by reducing the minority interest. The effective tax rate rose to 32.5 % from 12.3% primarily due to discrete tax items in 2006.

Earnings per share declined by $1.15 to $2.45 and to $2.71 excluding the 26 cent effect of the increase in legal reserves Earnings per share was also negatively impacted by 46 cents from lower underlying net income and by 89 cents from the year-over-year change in discrete tax items. The stock repurchase program had a favorable effect of 11 cents and currency effects of 10 cents. The average number of shares outstanding decreased by 5% to 79.2 million.

ITEMS AFFECTING COMPARABILITY

The following items have significantly affected the comparability of reported results from year to year. Management believes that, to assist in understanding the Company's operations, it is useful to consider certain U.S. GAAP measures exclusive of these items. Accordingly, the accompanying tables reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

On July 11, 2007, the United States Federal Circuit Court of Appeals upheld a judgment entered against Autoliv ASP, Inc., a subsidiary of Autoliv Inc. In the second quarter 2007, Autoliv increased its provision for legal disputes by $30 million which was charged against “Other income (expense), net” in the income statement, with a negative impact of $20 million on Net income. The table below reconciles the impact of the increase in legal reserves on reported GAAP income and key ratios.

Impact of legal reserve increase
(Dollars in millions, except per share data)

	Quarter July – September 2007			First nine months 2007
	Non-GAAP Excl. increase	Increase Amount	Reported GAAP	Non-GAAP Excl. increase	Increase Amount1)	Reported GAAP

Operating income	$110.0	$(-)	$110.0	$368.3	$(30.4)	$337.9
Operating margin, % 2)	7.1	(-)	7.1	7.4	(0.6)	6.8
Income before taxes	95.0	(-)	95.0	327.4	(30.4)	297.0
Net income	63.2	(-)	63.2	214.3	(20.4)	193.9
Operating working capital	666	(-)	666	686	(20)	666
Capital employed	3,482	(-)	3,482	3,502	(20)	3,482
Return on equity, %	10.6	(-)	10.6	11.8	(1.0)	10.8
Return on capital employed, %	12.9	(-)	12.9	14.3	(1.1)	13.2
Earnings per share 3)	0.81	(-)	0.81	2.71	(0.26)	2.45
Equity per share	30.88	(-)	30.88	31.14	(0.26)	30.88

1)	Increase in legal reserves based on the estimated costs for a judgment rendered by the U.S. Federal Circuit Court on July 11, 2007 accrued for in the second quarter 2007.
2)	Operating income relative to sales.
3)	Assuming dilution and net of treasury shares. The difference between basic and dilutive per share amounts is less than one percent for each period.

For additional information see the caption Legal Disputes under Note 1.11 above and Part II – Other Information, Item 1 below.

LIQUIDITY AND SOURCES OF CAPITAL

The Company uses the non-GAAP measure “Operating working capital” as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are by contrast managed as part of the Company’s overall debt management.

Reconciliation of “Operating working capital” to GAAP financial measure (Dollars in millions)

	Sept 30, 2007	June 30, 2007	December 31, 2006	Sept 30, 2006

Total current assets	$2,183.4	$2,120.9	$2,098.4	$2,065.4
Total current liabilities	(1,716.5)	(1,682.0)	(1,531.6)	(1,414.3)
Working capital	466.9	438.9	566.8	651.1
Cash and cash equivalents	(160.1)	(136.1)	(168.1)	(131.9)
Short-term debt	330.4	312.4	294.1	118.8
Derivative asset and liability, current	(1.5)	0.1	1.2	0.1
Dividends payable	29.8	33.6	29.6	30.1
Operating working capital	$665.5	$648.9	$723.6	$668.2

Operations continue to generate strong cash flow.  During the quarter, operating cash flow improved to $148 million from $102 million in the third quarter 2006, and cash flow before financing to $78 million from $24 million. The strong cash flow was achieved primarily as the result of significant improvements in working capital, despite the fact that factoring decreased by $36 million during the quarter. Operations for the first nine months 2007 generated a record-high cash flow of $549 million and of $245 million before financing compared to $403 million and $195 million during the first nine months 2006. This year’s strong cash flow was achieved despite the use of $80 million for the Mando Acquisition and an $18 million negative impact from our net factoring position.

During the quarter, capital expenditures, net of $72 million were $5 million less than depreciation and amortization and $12 million less than capital expenditures, net in the same quarter 2006. For the nine-month period the capital expenditures, net amounted to $228 million while depreciation and amortization were $236 million compared to $215 million and $223 million, respectively, during the same period of 2006.

Autoliv has a target that working capital should not exceed 10% of annual sales. During the quarter, this ratio remained at 10.1% as at the end of previous quarter but declined from 11.0% a year ago.

In relation to days sales outstanding, receivables increased slightly to 70 days from 69 days at the end of the second quarter but decreased from 83 days a year ago. Days inventory outstanding increased to 33 from 31 a quarter ago but decreased from 37 days a year ago.

The Company uses the non-GAAP measure “Net debt” as defined in the table below in its communication with investors regarding its capital structure and as the relevant metric monitoring its overall debt management. The reconciling items used to derive this measure are managed as part of overall debt management. This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

Autoliv’s policy is to maintain a net debt that is significantly below 3.0 times EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and an interest-coverage ratio significantly above 2.75 times EBITDA. On September 30, these ratios were 1.6 and 9.9, respectively.

Reconciliation of “Net debt” to GAAP financial measure (Dollars in millions)

	Sept 30, 2007	June 30, 2007	December 31, 2006	Sept 30, 2006

Short-term debt	$330.4	$312.4	$294.1	$118.8
Long-term debt	975.7	822.3	887.7	982.8
Total debt	1,306.1	1,134.7	1,181.8	1,101.6
Cash and cash equivalents	(160.1)	(136.1)	(168.1)	(131.9)
Debt-related derivatives	(7.9)	(6.6)	(3.3)	(2.8)
Net debt	$1,138.1	$992.0	$1,010.4	$966.9

During the quarter, net debt increased by $146 million to $1,138 million and gross interest-bearing debt by $171 million to $1,306 million mainly due to stock buybacks and dividends totaling $191 million. The net debt to capitalization ratio increased to 32% from 29%. Despite dividends, stock buybacks and the Mando acquisition totaling $428 million, net debt has increased by only $128 million and gross interest-bearing debt by $124 million since the beginning of the year due to the strong cash flow. Net debt to capitalization increased to 32% from 29% at the beginning of the year and from 28% a year ago.

The non-GAAP measure net debt is also used in the non-GAAP measure “Leverage ratio” which together with the “Interest coverage ratio” constitute the Company’s debt limitation policy. This policy provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. These measures corresponded, until December 2004, to the financial covenants in the Company’s Revolving Credit Facility. Although these covenants no longer exist, the Company believes investors remain interested in these measures. For details on leverage ratio and interest coverage ratio, refer to the tables below that reconcile these two non-GAAP measures to GAAP measures.

Reconciliation of “Leverage ratio” to GAAP financial measure (Dollars in millions)

	September 30, 2007	September 30, 2006

Net debt 2)	$1,138.1	$966.9
Pension liabilities	96.6	58.9
Net debt per the policy	$1,234.7	$1,025.8

Income before income taxes 3)	$421.1	$488.0
Plus: Interest expense, net 1) 3)	49.7	34.7
Depreciation and amortization of intangibles (incl. impairment write-offs) 3)	316.1	297.0
EBITDA per the Policy 3)	$786.9	$819.7

Net debt to EBITDA ratio	1.6	1.3

1)	Interest expense, net, is interest expense less interest income.
2)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3)	Latest 12-months.

Reconciliation of “Interest coverage ratio” to GAAP financial measure (Dollars in millions)

	September 30
	2007	2006
Operating income 3)	$474.1	$519.6
Amortization of intangibles (incl. impairment write-offs) 3)	18.3	15.5
Operating profit per the Policy3)	$492.4	$535.1

Interest expense, net 1) 3)	49.7	34.7

Interest coverage ratio	9.9	15.4

1)	Interest expense, net, is interest expense less interest income.
3)	Latest 12-months.

During the quarter, equity decreased by $83 million to $2,344 million or to $30.88 per share. Equity decreased by $160 million from share repurchases and by $31 million from dividends. Equity was favorably impacted by $63 million from net income, by $42 million from favorable currency effects, and by $3 million from the exercise of stock options. Equity decreased the first nine months by $59 million due to stock repurchases of $257 million and dividends of $91 million. Equity was positively impacted by $194 million from net income, by $72 million from currency effects, $13 million from effects of stock compensation and $10 million from the adoption of FIN-48.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount
Total headcount (employees plus temporary hourly workers) decreased by 300 during the quarter and the nine-month period to 41,500. The decrease was due to a reduction of more than 600 in high-cost countries.

At the end of the quarter, 49% of headcount (and 51% of permanent employees excluding temporaries) were in low-cost countries compared to 46% (and 49%, respectively) a year ago and less than 10% eight years ago, when the reallocation of production started to accelerate.

Prospects
During the fourth quarter of 2007, global light vehicle production is expected to increase by nearly 6% due to a 12% growth in the Rest of the World and 20% increase in Eastern Europe. Autoliv expects its organic sales to grow by more than 2% and the Company’s consolidated sales to increase by approximately 8% providing that the current exchange rates prevail.

During the fourth quarter, operating margin will benefit from our restructuring activities and other aggressive cost reduction programs, while the effect of higher raw material prices is expected to level off. Consequently, operating margin is expected to improve from the 8.5% recorded in the fourth quarter 2006 to exceed 9% in this year’s fourth quarter, which is a slight modification of our previous guidance of “approximately 9%”.

For the full year 2007, Autoliv also revises its guidance of an expected increase in organic sales of “at least 3%” to “close to 4%”. The Company maintains its full year guidance of an operating margin of close to 7.5% including the cost in the second quarter related to legal reserves. On a comparable basis this would imply an operating margin of “close to 8%” adjusted for the increase in legal reserves in the second quarter (see Impact on legal reserve increase table above).

The effective tax rate is projected to amount to around 33% in line with what was previously communicated.

OTHER RECENT EVENTS

Launches in the 3rd quarter 2007
•	BMW’s new Mini Clubman; Frontal airbags, side airbags, Inflatable Curtains, steering wheel, seatbelts with pretentioners and safety electronics
•	Landwind's new CV7; Frontal airbags and steering wheel
•	Honda’s new Accord: Side airbags and Inflatable curtains
•	Renault’s new Laguna; Frontal airbags, side airbags, Inflatable Curtains, steering wheel, seatbelts with pretentioners and safety electronics
•	Mercedes new C-class wagon; Side airbags, Inflatable curtains and active seatbelts with motorized pretensioners
•	Nanjing Auto’s new TF; Frontal airbags and seatbelts with pretensioners
•	Toyotas new Mark X; Inflatable curtains
•	Volkswagen’s new Tiguan; Frontal airbags, Inflatable curtains and steering wheel

Other Significant Events

•  During the quarter, Autoliv repurchased 2,858,595 shares for $160 million at an average cost of $56.10 per share and during the first nine months 4.5 million shares for $257 million at an average cost of $56.71 per share. Under the existing authorizations, an additional 1.5 million shares can be repurchased.

•  Autoliv continues to move manufacturing from high cost countries by closing a U.S. seatbelt plant in Madisonville, Kentucky. Currently, the plant has 220 employees after having moved most of its production to Autoliv’s manufacturing facilities in Mexico.

•  Mr. Kazuhiko Sakamoto has been elected to the Autoliv Board of Directors to replace Mr. Tetsuo Sekiya, who retired at the same meeting. Mr. Sekiya recently turned 73.

•  Autoliv Korea has received the 2007 Best Labor Management Culture Award from the Korea Ministry of Labor. It was the only non-Korean company to receive this award.

•  A U.S. federal appeals court recently denied Autoliv’s petition for rehearing of a case in which one of the Company’s wholly-owned subsidiaries was ordered to pay damages to a former supplier. In early October, Autoliv deposited $36 million with the trial court towards payment of the judgment in the case. The amount has been accrued for in previous quarters.

•  In October, Autoliv acquired 41% of the shares in its 59% joint venture Autoliv Changchun Maw Hung Safety Systems for nearly $14 million. This consolidated Chinese seatbelt company, formed in 2002, will reach almost $50 million in sales this year.

•  Autoliv has installed a state-of-the-art facility in its tech center in Tsukuba, North of Tokyo, to support the continued business growth in the important Japanese market. This $13 million investment and expansion includes an advanced crash sled with “pitching capabilities” to better replicate the crash dynamics of future vehicle designs.  As a result, Autoliv will be the only automotive supplier in the world offering this capability.

Dividend and Next Report
The Company has declared a quarterly dividend of 39 cents per share for the fourth quarter 2007. This dividend will be paid on December 6 to shareholders of record as of November 8, 2007. The ex-date, when the stock trades without the right to the dividend, is November 6, 2007.

Autoliv intends to publish the quarterly report for the fourth quarter on Thursday January 31, 2008.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of September 30, 2007, the Company’s future contractual obligations, have not changed significantly from the amounts reported in the 2006 Annual Report on Form 10-K/A filed with the SEC on February 28, 2007. The adoption of FIN 48 did not have a material impact on the table of contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2007, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2006 Annual Report on Form 10-K/A filed with the SEC on February 28, 2007.

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

Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, it is the opinion of management that the litigation to which the Company is currently a party will not have a material adverse impact on the consolidated financial position of Autoliv. The Company may, however, experience material product liability or other losses in the future.

The Company believes that it is currently adequately insured against product and other liability risks at levels sufficient to cover potential claims. The level of coverage may, however, be insufficient in the future or unavailable on the market.

In the second quarter of 2007, there was a one time increase in the provision for legal disputes. For additional information, see Legal Disputes under Note 1.11 above.

ITEM 1A.	RISK FACTORS

As of September 30, 2007, there have been no material changes in the information that was provided in the Company’s 2006 Annual Report on Form 10-K/A filed with the SEC on February 28, 2007.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the third quarter of 2007, Autoliv repurchased 2,858,595 of its shares for $160.1 million at an average price of $56.02. Since the repurchasing program was adopted in 2000, Autoliv has bought back 28.5 million shares at an average price of $41.21 per share. Under the existing authorizations, another 1.5 million shares may be repurchased. Below is a summary of Autoliv's common stock repurchases by month for the quarter ended September 30, 2007:

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE Total Number of Shares
Date	Total Number of Shares Purchased	Average Price in USD Paid per Share	Total Number of Shares Purchased	Average Price in USD Paid per Share	Purchased as Part of Publicly Announced Plans or Programs	Average Price in USD Paid per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1- 31

Total	0	0.0000	0	0.0000	0	0.0000	4,350,650

August 1-31

Total	750,000	55.6070	1,213,800	55.3940	1,963,800	55.4754	2,386,850

September 1-30

Total	330,000	57.1995	564,795	57.2145	894,795	57.2089	1,492,055

Total	1,080,000	56.0936	1,778,595	55.9721	2,858,595	56.0180	1,492,055

1)	Announcement of share buyback program with authorization to buy back 10 million shares made on May 9, 2000.
2)	Announcement of expansion of existing share buyback program from 10 million shares to 20 million shares made on April 30, 2003.
3)	Announcement of expansion of existing share buyback program from 20 million shares to 30 million shares made on December 15, 2005.
4)	The share buyback program does not have an expiration date.

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

10.6	Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Lars Westerberg, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002).

10.7	Form of Severance Agreement between Autoliv and its executive officers, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002).

10.8	Pension Agreement, dated November 26, 1999, between Autoliv AB and Lars Westerberg, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002).

10.9*	Form of Amendment to Employment Agreement - notice.

10.10*	Form of Amendment to Employment Agreement - pension.

10.11*	Form of Agreement - additional pension.

10.12**	Amendment No.2 to the Autoliv, Inc. 1997 Stock Incentive Plan.

10.13***	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Jan Carlson.

10.14***	Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Jan Carlson.

11
Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Company's Annual Report on Form 10-K/A (File No. 1-12933, filing date February 28, 2007) and is incorporated herein by reference.

31.1 ***	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 ***	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed in 10-K for the fiscal year ended 2002. ** Filed in 10-K for the fiscal year ended 2003. *** Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2007

AUTOLIV, INC.
(Registrant)

By:	/s/ Magnus Lindquist

Magnus Lindquist
Vice President
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)