Form 10-K
period 2007-12-31
AUTOLIV INC
filed 2008-02-22
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file Number: 001-12933

AUTOLIV, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of	(I.RS. Employer
incorporation or organization)	Identification No.)

World Trade Center,
Klarabergsviadukten 70, SE-107 24
Stockholm, Sweden
(Address of principal executive offices)

+46 8 587 20 600
(Registrant's telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which
registered:
Common Stock, par value $1.00 per share	New York Stock Exchange
Swedish Depository Receipts	Stockholm Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [X]  No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (?229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: [X] No: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: [ ] No: [X ]

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. as of the last business day of the second fiscal quarter of 2007 amounted to $4,473 million.

Number of shares of Common Stock outstanding as of February 15, 2008: 73,570,829.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2007 (the "Annual Report") are incorporated by reference into Parts I and II.

2. Portions of the definitive Proxy Statement dated March 10, 2008, for the annual stockholders? meeting to be held May 6, 2008 (the "2008 Proxy Statement"), are incorporated by reference into Part III.

3. Certain Exhibits of Autoliv Inc.'s Registration Statement on Form S-4 filed on June 13, 1997 (File #333-23813)(the "Registration Statement") are incorporated by reference into Part IV.

AUTOLIV, INC.

Index

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant?s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management?s Discussion and Analysis of Financial Condition
and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director
Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

PART I

Item 1. Business*

General
Autoliv, Inc. ("Autoliv" or the "Company") is a Delaware corporation with its principal executive offices in Stockholm, Sweden. The Company functions as a holding corporation and owns two principal subsidiaries, Autoliv AB ("AAB") and Autoliv ASP, Inc. ("ASP"). Autoliv's filings with the United States Securities and Exchange Commission (the ?SEC?), which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, are made available free of charge on our corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC.

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

________________________________________________________________________________
* This form 10-K contains statements that are not historical facts but forward-looking statements that involve risks and uncertainties that could cause the Company?s results to differ materially from what is projected, including, but not limited to, the following: higher raw material costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's business; failure to develop or commercialize successfully new products or technologies; the outcome of pending or future litigation and changes in governmental procedures, laws or regulations, including environmental regulations; plant disruptions or shutdowns due to accidents, natural acts or governmental action; product liability and recall issues; and other difficulties in improving margin or financial performance. In addition, the Company?s forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including currency exchange rate fluctuations and other factors. Except for the Company?s ongoing obligation to disclose material information under the federal securities laws, the Company undertakes no obligation to update public and forward-looking statements whether as a result of new information or future events. For any forward-looking statements contained in any document, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Business
Autoliv was created from the merger of AAB and ASP in 1997. Autoliv is the world's leading supplier of automotive safety systems with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, whiplash protection systems and child seats, as well as night vision systems and other active safety systems. Autoliv has production facilities in 29 countries and includes the world's largest car manufacturers among its customers.

Autoliv's head office is located in Stockholm, Sweden, and employs approximately 40 people. Autoliv had approximately 35,300 employees at December 31, 2007, and a total headcount, including temporary employees, of 41,900. Autoliv's sales in 2007 were $6.8 billion, approximately 65% of which consisted of airbags and associated products and approximately 35% of which consisted of seatbelts and associated products. Autoliv's most important markets are in Europe, United States, Japan and Asia-Pacific.

The information required by Item 1 regarding developments in the Company's business during 2007 is contained in the Annual Report on pages 5-11, 30-31 and 34 and is incorporated herein by reference.

Financial Information on Segments
Autoliv considers its products to be components of integrated automotive safety systems, which fall within a single industry segment. Autoliv has two different operating segments; airbags/seatbelt products, and electronics/sensing products. For financial reporting purposes these two operating segments have been aggregated into a single operating segment in accordance with the provisions of FAS-131. The financial data relating to Autoliv's business in this segment over the last three fiscal years is contained in the Consolidated Financial Statements on pages 45 through 62 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements on page 62 of the Annual Report and is incorporated herein by reference.

Products, Market and Competition
Information concerning products, markets and competition is included in the sections headed "Customers" and "Technology" on pages 14 through 19 of the Annual Report and is incorporated herein by reference.

Manufacturing and Production
Including joint venture operations, Autoliv has approximately 80 wholly or partially owned production facilities located in 29 countries, consisting of both component factories and assembly factories. See "Item 2. Properties" for a description of Autoliv's principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly, seat subsystems, and steering wheels. The assembly factories source components from a number of parties, including Autoliv's own component factories, and assemble complete restraint systems for "just-in-time" delivery to customers. The products manufactured by Autoliv's consolidated subsidiaries in 2007 consisted of more than 110 million complete seatbelt systems (of which more than 52 million were fitted with pretensioners), approximately 45 million side-impact airbags (including curtain airbags), more than 27 million frontal airbag modules, approximately 11 million steering wheels and approximately 9 million electronic units.

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

If the supply of raw materials and components is not disrupted, Autoliv's assembly operations generally are not constrained by capacity considerations. Autoliv can adjust capacity in response to changes in demand within a few weeks by adding or removing work shifts and within a few months by adding or removing standardized production and assembly lines. Most of Autoliv's assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity. As a result, Autoliv can usually adjust its manufacturing capacity faster than its customers can adjust their capacity to fluctuations in the general demand for vehicles or in the demand for a specific vehicle model, provided that customers notify Autoliv when they become aware of such changes in demand.

Quality Management
Autoliv believes that superior quality is a prerequisite for it to be considered a leading global supplier of automotive safety systems. This means both that Autoliv?s products must always meet performance expectations, and that Autoliv?s products must be delivered to its customers at the right times and in the right amounts.

Autoliv has for many years practiced a ?zero-defect? proactive quality policy, and continues to strive to improve its working methods. This pursuit of excellence extends from the earliest phases of product development to the proper product disposal following many years of use in a vehicle. Autoliv's comprehensive Autoliv Product Development System (APDS) process includes several key check points during the development of new products that are designed to ensure that new products are well-built and have no hidden weaknesses.

The Autoliv Production System (APS) is at the core of Autoliv?s manufacturing philosophy.  APS integrates essential quality elements, such as mistake proofing, statistical process control and operator involvement, into the manufacturing processes. This ?zero-defect? policy extends beyond Autoliv to the entire supplier base. The global Autoliv Supplier Manual, which is based on strict automotive standards, defines the quality requirements, as well as the collaboration model to the supply base.

Autoliv continues to execute its plan to have all subsidiaries certified to ISO/TS 16949, a global automotive quality management system. At present, approximately 93% of Autoliv?s subsidiaries have been certified to this new quality standard. These subsidiaries account for close to 100% of Autoliv's sales. The non-certified subsidiaries are primarily new subsidiaries that have not yet been certified.

Additional information on quality management is included in the section "Quality Excellence" on page 21 of the Annual Report and is incorporated herein by reference.

Environmental and Safety Regulations
For information on how environmental and safety regulations affect our business, see ?Risk Factors ? Our business may be adversely affected by environmental and safety regulations or concerns? in Item 1A as well as on page 40 of the Annual Report which is incorporated herein by reference.

Raw materials
For information on the sources and availability of raw materials, see "Risk Factors - Changes in the source, cost and availability of raw materials and components may adversely afffect our profit margins" in Item 1A and page 39 of the Annual Report which is incorporated herein by reference.

Intellectual Property
For information on our use of intellectual property and its importance to us, see " Risk Factors - If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired" in Item 1A and page 40 of the Annual Report which is incorporated herein by reference.

Seasonality and Backlog
Autoliv's business is not subject to significant seasonal fluctuations. Autoliv has frame contracts with car manufacturers which contracts are typically entered into up to three years before the start of production of the relevant car model or platform and provide for a term covering the life of said car model or platform. However, typically these contracts do not provide minimum quantities, prices or exclusivity but permit the manufacturer to resource the relevant products at given intervals (or at any time) from other suppliers.

Dependence on Customers
For information on our dependence on customers, see " Risk Factors - Our business could be materially and adversely affected if we lost any of our largest customers? in Item 1A and page 40 of the Annual Report which is incorporated herein by reference.

Research, Development and Engineering
Expenses incurred for research, development and engineering activities were $395.7 million, $397.6 million and $385.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Additional information on research, development and engineering is included in the section headed "Technology" on pages 18-19 of the Annual Report and is incorporated herein by reference.

Regulatory Costs
The fitting of seatbelts in motor vehicles is mandatory in almost all countries. In addition, most developed countries also require that seats in intercity buses and commercial vehicles be fitted with seatbelts. In the United States, federal legislation requires frontal airbags, both on driver-side and passenger-side, in all new passenger cars and in all new light vehicles, which are defined as unloaded vehicle weight of 5,500 pounds or less.

The National Highway Traffic Safety Administration (the ?NHTSA?) issued a Final Rule in August 2007 to upgrade the current side impact crash certification test. The upgrade is intended to improve occupant safety in near-side lateral crashes by adding head impact protection requirements, adding a lateral impact test of the vehicle into a stationary pole, and utilizing new (more biofidelic) test dummies - covering both the average adult male occupant (50th percentile), and smaller (5th percentile) occupants. The new requirements will be phased in during a three-year period for vehicle certification from the 2010 model year. Autoliv believes that the upgraded federal standard for side impact protection will promote the installation of side impact head protection airbags, so-called curtain airbags, and other side-impact airbags.

For information concerning the material effects on our business relating to our compliance with government regulations, see " Risk Factors - Our business may be adversely affected by environmental and safety regulations or concerns? in Item 1A and page 40 of the Annual Report, which is incorporated herein by reference.

Employees
At December 31, 2007, Autoliv and its subsidiaries had approximately 35,300 employees. In addition, Autoliv had approximately 6,600 temporary hourly workers during 2007. Autoliv considers its relationship with its employees to be good and has not experienced any major strike or other significant labor dispute in recent years.

Important unions to which some of Autoliv's employees belong in Europe include: IG Metall and Textil und Bekleidung in Germany, Amicus in the United Kingdom, Confederation Generale des Travaileurs in France, Federacion Minerometalurgica, Union General de Trabajadores, Comisiones Obereras in Spain and Swedish Metal Workers Union and the Swedish Association of Graduated Engineers in Sweden.

In addition, Autoliv?s employees in other regions are represented by the following unions:  the Metal Workers Union in Australia, the Canadian Automotive Workers in Canada, and Sindicato Nacional de Trabajadores de la Industria Metalurgica y Similares in Mexico.

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

Financial Information on Geographic Areas
Financial information concerning Autoliv's geographic areas is included in the section titled ?Global Presence? on page 14 as well as in Note 19 of the Notes to Consolidated Financial Statements on page 62 of the Annual Report and is incorporated herein by reference. See also Item 1A ?Risk Factors ? Our business is exposed to risks inherent in global operations?.

Joint Ventures
An important element of Autoliv's strategy has been to establish joint ventures to promote its geographical expansion and technological development and to gain assistance in marketing Autoliv's full product line to local automobile manufacturers. Autoliv is not currently involved in any joint ventures that have been formed for the purpose of developing technology, but it is possible that strategic alliances combining Autoliv?s technologies and expertise with that of other may expand business opportunities in the future. These joint venture operations are accounted for according to the equity method. Total sales of Autoliv's joint venture operations to customers outside the consolidated Autoliv entity were approximately $126 million in the fiscal year ended December 31, 2007.

Autoliv Joint Ventures at December 31, 2007
Country/
% Ownership by Autoliv

China
30%	Changchun Hongguang-Autoliv Vehicle Safety Systems Co. Ltd., Changchun
45%	Shanghai-VOA Webbing Belt Co. Ltd., Shanghai

France
49%	EAK SA Composants pour L?Industrie Automobile, Valentigney
49%	EAK SNC Composants pour L?Industrie Automobile, Valentigney

Malaysia
49%	Autoliv-Hirotako Safety Sdn Bhd (parent and subsidiaries), Kuala Lumpur

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

Available information
The public may read and copy any materials Autoliv files with the SEC at the SEC?s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (1)202-942-8090. Further information regarding filings with the SEC is included in the section titled "Readers Guide and Financial Information" on page 2 of the Annual Report and is incorporated herein by reference.

Item 1A Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this Report, the most significant factors affecting our operations include the following:

Changes in the source, cost and availability of raw materials and components may adversely affect our profit margins
Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Peaks in worldwide demand for certain raw materials have had an impact on raw material costs and availability. Our business has not generally experienced significant or long-term difficulty in obtaining raw materials. However, the cost of direct materials amounted to approximately 51% of our sales in 2007. Of the direct materials costs, approximately 40% comprise raw materials costs and approximately 60% comprise value-added costs by the supply chain. Continued increases in the price of the raw materials and components we require to manufacture our products could materially increase our operating costs and materially and adversely affect our profit margin. While we have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs, these strategies, together with commercial negotiations with our customers and suppliers, offset only a portion of the adverse impact. In addition, no assurances can be given that the magnitude and duration of these cost increases or any future cost increases will not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated.

Adverse developments affecting one or more of our major suppliers could harm our profitability
Certain of our suppliers are financially distressed or may become financially distressed. Any significant disruption in our supplier relationships, including certain relationships with sole-source suppliers, could harm our profitability, resulting in a decline in the value of our common stock.  Furthermore, our suppliers may not be able to handle the commodity cost increases and still perform as we expect. The unstable condition of some of our suppliers or their failure to perform has led to an increased risk of delivery delays and production issues. The overall condition of our supply base may possibly lead to further delivery delays, production issues or delivery of non-conforming products by our suppliers in the future. Even where these risks do not materialize, we may incur costs as we try to make contingency plans for such risks.

Delays or stoppages in the delivery of components that are produced by a single supplier would result in supply interruption to our customers and could negatively impact our business
In some cases we depend on a single supplier for specific components relating to several customer programs. The failure of a supplier to perform as expected could result in a delay for Autoliv to supply complete products to several of our customers in a timely manner. This non-performance on the part of a supplier may consist of: delivery delays; failures caused by production issues; or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Such non-performance could cause several of our customers to halt their own production processes. In such instances, we may lose income due to the reduced volume of supplied products and may also be exposed to the risk that our customers may seek to recoup from us consequential losses incurred as a result of their lost production.

Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel
Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly engineers and other employees with electronics and software expertise. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business.

We operate in highly competitive markets
The markets in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of price, manufacturing and distribution capability, product design, product quality, product delivery and product service. Some of our competitors are companies, or divisions, units or subsidiaries of companies that are larger and have greater financial and other resources than Autoliv. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can or adapt more quickly than we do to new technologies or evolving regulatory, industry or customer requirements. As a result, our products may not be able to compete successfully with their products. We may encounter increased competition in the future from existing competitors or new competitors.

Additional information concerning competition is included on page 15 in section ?Change in Competition? and in the ?Management?s Discussion and Analysis? section ?Risks and Risk Management? on page 40 of the Annual Report and is incorporated herein by reference.

Our business is exposed to risks inherent in global operations
Due to our global operations, we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act), which prohibit improper payments to government officials and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government.

We also have manufacturing and distribution facilities in many foreign countries. Some of these countries are emerging markets. International operations, especially in emerging markets, are subject to certain risks inherent in doing business abroad, including:

?	Exposure to local economic conditions;
?	Expropriation and nationalization;
?	Withholding and other taxes on remittances and other payments by subsidiaries;
?	Investment restrictions or requirements; and
?	Export and import restrictions.

Increasing our manufacturing footprint in the Asian markets and our business relationships with Asian automotive manufacturers are particularly important elements of our strategy. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential impact on us vary from country to country and are unpredictable.

Global integration may result in additional risks
Because of our efforts to integrate our operations globally to manage cost, we face the additional risk that should any of the other risks discussed herein materialize, the negative effects could be more pronounced. For example, while supply delays of a component would historically typically only affect a few customer models, such a delay could now affect several models of several customers in several geographic areas. Similarly, should we face a recall or warranty issue due to a defective product, such recall or warranty issue is now more likely to involve a larger number of units in several geographic areas.

Exchange rate risks
In addition, as a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure.

The cyclical nature of automotive sales and production can adversely affect our business
Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences as well as changes in interest rate levels, consumer confidence and fuel costs. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Any significant economic decline that results in a reduction in automotive sales and production by our customers will have a material adverse effect on our business, results of operations and financial condition. Our sales are also affected by inventory levels and our customers? production levels. We cannot predict when our customers will decide to either build or reduce inventory levels or whether new inventory levels will approximate historical inventory levels. This may result in variability in our sales and financial condition. Uncertainty regarding inventory levels may be exacerbated by favorable consumer financing programs initiated or terminated by our customers as such changes may affect the timing of their sales.

Loss of market share by domestic vehicle manufacturers may adversely affect our results in the future
In recent years, the Detroit Three (i.e. Ford Motor Company, General Motors Corporation and Chrysler LLC) have seen a decline in their market share for vehicle sales particularly in North America, with Asian automobile manufacturers increasing their share. Currently, 13% of our global sales derives from the Detroit Three North American operations, while Asian manufacturers already account for 27% of our global sales. However, if this trend of Detroit Three market share loss continues and our share of business with Asian vehicle manufacturers does not increase, our results could be materially and adversely affected.

Our business could be materially and adversely affected if we lost any of our largest customers
Autoliv is dependent on a relatively small number of automobile manufacturers with strong purchasing power, as a result of high market concentration, that has developed due to customer consolidation during the last couple of decades. Our five largest customers represented 59% of our combined sales for 2007, with Ford (including Volvo) accounting for 18%, Renault/Nissan accounting for 12%, the GM companies accounting for 11%, the Volkswagen group for 10% and PSA (Peugeot) for 8%. Our largest contract accounted for 5% of our total fiscal 2007 sales. This current contract is due to expire in 2012, but can be renewed and extended. Although business with any given customer is typically split into several contracts (usually one contract per vehicle model), the loss of all of the business of any of our primary customers could have a material adverse effect on our business, results of operations and financial condition.

In addition, automobile manufacturers seek competitive quotes from suppliers and demand significant price reductions over a product's life cycle. In line with our customers' purchasing strategies, we have implemented cost-saving programs that management believes will help reduce our own material, production and administrative costs.

Information concerning our major customers is included on pages 14 and 16 in the section headed ?Customer? and in Note 19 of the Consolidated Financial Statements on page 62 of the Annual Report, and is incorporated herein by reference.

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

Additional information on pricing pressure is included in the ?Management?s Discussion and Analysis? section "Risks and Risk Management" on page 39 of the Annual Report and is incorporated herein by reference.

The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability
Although we have frame contracts from many of our customers, these frame contracts generally provide for the supply of a customer?s annual requirements for a particular model and assembly plant, renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. Therefore, the discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

Work stoppages or other labor issues at our customers' facilities or at our facilities could adversely affect our operations
The turbulence in the automotive industry and actions taken by our customers and other suppliers to address negative industry trends may have the side effect of exacerbating labor relations problems at those companies. If any of our customers experience a material work stoppage, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at another supplier could interrupt production at our customer which would have the same effect. This could cause Autoliv to shut down production facilities supplying these products, which could have a material adverse effect on our business, results of operations and financial condition. While labor contract negotiations at our locations historically have rarely resulted in work stoppages, we cannot assure you that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage at one or more of our plants, or our customers? facilities could have a material adverse effect on our business.

We may not be able to respond quickly enough to changes in technology and technological risks, and to develop our intellectual property into commercially viable products
Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. We cannot provide assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.

To compete effectively in the automotive supply industry, we must be able to launch new products to meet our customers? demand in a timely manner. We cannot provide assurance, however, that we will be able to install and certify the equipment needed to produce products for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production under new product programs will not impact production rates or other operational efficiency measures at our facilities In addition, we cannot provide assurance that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Our failure to successfully launch new products, or a failure by our customers to successfully launch new programs, could adversely affect our results.

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired
We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. We primarily protect our innovations with patents, and vigorously protect and defend our patents, trademarks and know-how against infringement and unauthorized use. At present, we hold approximately 4,500 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. We utilize, and have access to, the patents of our joint ventures. These patents expire on various dates during the period 2008 to 2027. We do not expect the expiration of any single patent to have a material adverse effect on our business, results of operations and financial condition. Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Also, any patents now owned by us may not afford protection against competitors that develop similar technology.

We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position
We are involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with our suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position or that reserves or insurance will mitigate such impact.

We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us
We face an inherent business risk of exposure to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage.  Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims.

In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall involving such products. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A recall claim or a product liability claim brought against Autoliv in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. Although we regularly evaluate the appropriateness of these reserves, and adjust them when appropriate, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

Our business may be adversely affected by environmental and safety regulations or concerns
We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries. We cannot assure you that we have been or will be at all times in complete compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. Such regulations are subject to a number of factors that are not within our control, including adverse publicity regarding the safety risks of airbags to children and small adults, domestic and foreign political developments, and litigation relating to our products and our competitors' products. In addition, these requirements are complex, subject to change and have tended to become more and more stringent. Accordingly, such requirements may change or become more stringent in the future.

To reduce our exposure to environmental risk, we implemented an environmental plan in 1996 based on our environmental policy. According to the plan, we sought to certify according to ISO 14001, an international standard for environmental management systems, all our plants and units.  To date, 63 of our facilities, representing almost 100% of our consolidated sales, have been certified according to ISO 14001.

We have no pending material environmental related issues. However, we have made and will continue to make capital and other expenditures to comply with environmental requirements.  These regulatory developments or adverse publicity related thereto may adversely affect customer demand for our automotive safety products. Such changes could also result in slower increases, or in decreases, in demand for automotive safety products in other countries.

Additional information relating to our environmental management is included in the section ?Environmental Management? on page 29 and in the ?Management?s Discussion and Analysis? section ?Risks and Risk Management? on page 40 of the Annual Report and is incorporated herein by reference.

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

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Items Produced at Facility	Owned/ Leased

Argentina
Autoliv Argentina SA	Buenos Aires	Seatbelts and airbags	Owned

Australia
Autoliv Australia Proprietary Ltd	Melbourne	Seatbelts and airbags	Leased
VOA Webco Pty Ltd	Melbourne	Seatbelt webbing	Leased

Brazil
Autoliv do Brasil Ltda	Taubat?	Seatbelts, airbags, steering wheels and webbing	Owned

Canada
VOA Canada, Inc	Collingwood	Seatbelt webbing	Owned
Autoliv Canada, Inc	Tilbury	Airbag cushions	Owned
Autoliv Electronics Canada, Inc	Markham, Ontario	Airbag electronics	Leased

Czech Republic
Autoliv Stakupress s.r.o	Kraliky	Seatbelt components	Leased

China
Autoliv Vehicle Safety Systems Co. Ltd	Shanghai	Airbags and steering wheels	Owned
Autoliv MawHung Vehicle Safety Systems Co. Ltd	Changchun	Seatbelts	Owned
Changchun Hongguang-Autoliv Vehicle Safety System Co. Ltd	Changchun	Seatbelts	Leased
Nanjing Hongguang Autoliv Safety Systems Co. Ltd	Nanjing	Seatbelts	Leased
Shanghai-VOA Webbing Belt Co Ltd	Shanghai	Seatbelt webbing	Owned
Autoliv Vehicle Safety Systems Co., Ltd.	Guangzhou	Seatbelts	Leased
Autoliv Inflator Co., Ltd	Shanghai	Inflators	Owned
Autoliv (China) Electronics Co., Ltd	Shanghai	Safety electronics, controllers and sensors	Owned

Estonia
Norma AS	Tallinn	Seatbelts and belt components	Owned

France
Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags, production machinery equipment	Owned
EAK Composants pour L?Industrie Automobile	Valentigney	Seatbelts and airbags	Owned
Isodelta SA	Chir?-de-Montreuil	Steering wheels and covers	Owned
Livbag SA	Pont-de-Buis	Airbag inflators	Owned
NCS Pyrotechnie et Technologies SAS	Survilliers	Initiators for airbag inflators	Owned
Autoliv Electronic SAS	Cergy-Pontoise	Airbag electronics	Leased
	Saint-Etienne du Rouvray	Airbag electronics	Leased

Germany
Autoliv B.V. & Co. KG	Dachau	Airbags	Leased
	Elmshorn	Seatbelts	Owned
	Braunschweig	Airbags	Owned
Autoliv Sicherheitstechnik GmbH	Dobeln	Seatbelts and pretensioners	Owned
Stakupress GmbH	Norderstedt	Seatbelt components	Leased
Autoliv Protektor GmbH	Lubeck	Seatbelts	Leased

Hungary
Autoliv KFT	Sopronkovesd	Seatbelts	Owned

India
Autoliv-IFB India Ltd	Bangalore	Seatbelts	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts	Leased

Japan
Autoliv Kabushiki Kaisha Ltd	Tsukuba	Airbags	Owned
	Atsugi	Steering wheels	Owned
	Fujisawa	Seatbelts	Leased
	Hiroshima	Steering wheels	Owned
Autoliv-Nichiyu Japan Co. Ltd	Taketoyo	Airbag inflators	Owned

Korea
Autoliv Corporation	Seoul	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Safety Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico SA de CV	Lerma	Seatbelts and airbags	Owned
Autoliv Safety Technologies de Mexico SA de CV	Tijuana	Seatbelts	Leased
Autoliv Steering Wheels Mexico, SA. de RL. de CV.	Quer?taro	Airbag cushions	Leased
	Quer?taro	Steering wheels	Leased
	Quer?taro	Airbags	Leased

Netherlands
Van Oerle Alberton BV	Boxtel	Seatbelt webbing	Owned

Philippines
Autoliv QB Inc	Manila	Seatbelts	Leased
Autoliv-Izumi Co	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp z.o.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Seatbelts	Owned
	Dlugoleka	Seatbelt components	Leased

Romania
Autoliv Romania SA	Brasov	Seatbelts	Owned
Van Oerle Alberton BV	Brasov	Seatbelt webbing	Owned
Autoliv Electronics Europe	Timisoara	Safety electronics	Leased
Autoliv Inflator Romania	Brasov	Inflators	Owned
Textiles Romania	Lugoj	Airbag Textiles	Owned
South Africa
Autoliv Southern Africa Pty Ltd	Johannesburg, Gauteng	Seatbelts, airbags and steering wheels	Owned

Spain
Autoliv-KLE SA	Barcelona	Seatbelts	Owned
Autoliv-BKI SA	Valencia	Airbags	Owned

Sweden
Autoliv Sverige AB	Vargarda	Airbags, seatbelts and integrated child seats	Owned
Autoflator AB	Vargarda	Cold inflators	Owned
Autoliv Mekan AB	Hassleholm	Components for car seats	Owned
Autoliv Electronics AB	Motala	Safety electronics	Leased

Taiwan
Mei-An Autoliv Co. Ltd	Taipei	Seatbelts and airbags	Leased

Thailand
Autoliv Thailand Ltd	Chonburi	Seatbelts and airbags	Owned

Tunisia
Autoliv Tunisia Zriba	Zriba	Seatbelts	Owned
Autoliv Steering Wheels Tunisia	El Fahs and Nadhour	Leather wrapping of steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret AS	Gebze-Kocaeli	Seatbelts and airbags	Owned
Autoliv Spring Dynamics Turkey Ltd	Gebze-Kocaeli	Springs for retractors and height adjusters	Leased
Autoliv Leather Steering Wheel Ltd. Co.	Gebze-Kocaeli	Leather wrapping of steering wheels	Leased

United Kingdom
Autoliv Spring Dynamics Ltd	Milton Keynes	Springs for belt retractors and height adjusters	Leased
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City, Utah	Inflators and service parts	Owned
	Madisonville, Kentucky	Seatbelts	Owned
	Columbia City, Indiana	Steering Wheels	Owned
	Goleta, California	Night Vision	Leased
	Ogden, Utah	Airbag modules	Owned
	Promontory, Utah	Gas generators	Owned
	Tremonton, Utah	Initiators and airbag inflators	Owned

TECHNICAL CENTERS AND CRASH TEST LABORATORIES

Location	Function

Australia
Autoliv Australia, Melbourne	Full-scale test laboratory

China
Autoliv China, Shanghai	Technical center for airbags and seatbelts

France
Autoliv France, Gournay-en-Bray	Technical center for airbags and seatbelts with full-scale test laboratory
Autoliv Electronics France, Cergy-Pontoise	Technical center for electronics and active safety
Autoliv Inflators, Pont-de-Buis	Technical center for inflator and pyrotechnic development
Germany
Autoliv Germany, Dachau	Technical center for frontal airbags with full-scale test laboratory
Autoliv Germany, Elmshorn	Technical center for seatbelts with full-scale test laboratory
Japan
Autoliv Japan, Tsukuba	Technical center for airbags with sled test laboratory
Autoliv NSK, Kanagawa	Technical center for seatbelts with full-scale test laboratory
Korea
Autoliv Corporation, Seoul	Technical center with sled test laboratory

Romania
Autoliv Romania, Brasov	Technical center for seatbelts with sled test laboratory
Spain
Autoliv Spain, Barcelona	Full-scale test laboratory

Sweden
Autoliv Research, Vargarda	Research center
Autoliv Safety Center, Vargarda	Technical center for side airbags with full-scale test laboratory, including roll-overs
Autoliv Electronics Sweden, Motala/Link?ping	Technical center for electronics and active safety
USA
Autoliv North America, Auburn Hills, Michigan	Technical center for airbags, steering wheels, seatbelts with full-scale test laboratory
Autoliv North America, Ogden, Utah	Technical center for airbags, inflators and pyrotechnics
Autoliv Electronics America, Southfield, Michigan	Technical center for electronics and active safety

Additional information relating to the Company?s properties is included in the section titled ?Locations and Capabilities? on page 68 of the Annual Report and is incorporated herein by reference.

Item 3. Legal Proceedings

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries. These lawsuits and proceedings cover a range of matters that arise in the ordinary course of the Company?s business activities with respect to commercial matters, product liability and other matters.

Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, it is the opinion of management that the litigations to which the Company is currently a party will not have a material adverse impact on the consolidated financial position of Autoliv, but the Company cannot provide assurance that Autoliv will not experience material litigation product liability or other losses in the future.

In 1997, Autoliv AB (a wholly-owned subsidiary of Autoliv, Inc.) acquired Marling Industries plc (?Marling?). At that time, Marling was involved in a litigation relating to the sale in 1992 of a French subsidiary. In May 2006, a French court ruled that Marling (now named Autoliv Holding Limited) and another entity, then part of the Marling group, had failed to disclose certain facts in connection with the 1992 sale, and appointed an expert to assess the losses suffered by the plaintiff. The acquirer of the French subsidiary has made claims for damages of approximately ?40 million (approximately $59 million) but has not yet provided the court appointed expert with the materials needed to evaluate the claims. Autoliv has appealed the May 2006 court decision and believes it has meritorious grounds for such appeal. In the opinion of the Company?s management, it is not possible to give any meaningful estimate of any financial impact that may arise from the claim. While not probable, the final outcome of this litigation may result in a loss that will have to be recorded by Autoliv, Inc. No reserves have been accrued for this dispute.

In December 2003, a U.S. Federal District Court awarded a supplier of Autoliv ASP Inc. (a wholly-owned subsidiary of Autoliv Inc.), approximately $27 million plus pre-judgment interest of approximately $7 million in connection with a commercial dispute that relates to purchase commitments made in 1995. As a result of a final court ruling in 2007, after multiple appeals, Autoliv ASP was held liable to the former supplier and deposited a total of $36.4 million with the District Court in fulfillment of the award. On November 14, 2007, the District Court issued an order to the effect that Autoliv ASP had fully and completely satisfied the judgment. There remains an open issue as to the calculation of the pre-judgment interest. The former supplier has sought an additional approximately $4.9 million that it attributes to pre-judgment interest and on November 15, 2007, filed a notice of appeal from the District Court?s decision. Although the District Court denied the former supplier?s original motion seeking the additional pre-judgment interest, and Autoliv ASP believes it has meritorious grounds to oppose the appeal, the Court of Appeals may award the supplier some or all of the additional interest sought. Autoliv has not made any reserves for any additional interest which could be awarded to the former supplier.

The Company believes that it is currently reasonably insured against warranty, recall and product (as well as other) liability risks, at levels sufficient to cover potential claims that are reasonably likely to arise in our businesses based on historic events. Autoliv cannot be assured that the level of coverage will be sufficient to cover every possible claim that can arise in our businesses, now or in the future, or that such coverage always will be available on our current market should we, now or in the future, wish to extend or increase insurance.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Autoliv during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market for Autoliv's common stock including the relevant trading market, and approximate number of shareholders is included in the section titled ?Share Performance? on page 26 of the Annual Report and is incorporated herein by reference. Information on the Company's dividend payments is included on page 27 of the Annual Report and is also incorporated herein by reference.  The table below contains recent share prices and dividends declared for the two most recent years.

SHARE PRICE AND DIVIDENDS

		New York			Stockholm			Dividend	Dividend
			(US$)			(SEK)		Declared	Paid
Period		High	Low	Close	High	Low	Close	US$	US$
Q1	2006	58.04	46.51	56.58	451	359	442	0.32	0.32
Q2	2006	60.19	52.00	56.57	445	372	405	0.35	0.32
Q3	2006	57.74	51.74	55.11	431	380	406	0.37	0.35
Q4	2006	61.00	54.29	60.30	424	392	414	0.37	0.37
Q1	2007	62.12	55.50	57.11	438	385	399	0.39	0.37
Q2	2007	61.83	56.04	56.87	417	379	391	0.39	0.39
Q3	2007	60.29	51.32	59.75	407	359	389	0.39	0.39
Q4	2007	65.09	52.50	52.71	421	338	350	0.39	0.39

Equity compensation plans

Autoliv has only equity compensation plans approved by stockholders. Information about the
Company's equity compensation plans as of December 31, 2007 is presented in the table below:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights2)	Weighted-average exercise price of outstanding options, warrants and rights3)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders1)	1,391,445	$41.55	1,406,245 4)
Equity compensation plans not approved by security holders	?	?	?
Total	1,391,445	$41.55	1,406,245

1) Consists of Autoliv, Inc. 1997 Stock Incentive Plan.
2) Includes 245,533 shares of common stock issuable upon the vesting and conversion of RSU.
3) Excludes vested and converted RSUs referred to in note 2 above.
4) Includes 1,406,245 shares of common stock available for future issuance under the Autoliv, Inc. 1997 Stock Incentive Plan.

Stock repurchase program

During the fourth quarter of 2007, Autoliv repurchased 2,094,550 shares at an average cost of US$ 58.74 per share. Since the repurchasing program was adopted in 2000, Autoliv has repurchased 30.6 million shares at an average cost of US$ 42.47 per share.

	Stockholm Stock Exchange		New York Stock Exchange		SSE + NYSE
	("SSE")		("NYSE")		Total Number of Shares		Maximum Number of Shares
Date	Total Number of Shares	Average Price in US$	Total Number of Shares	Average Price in US$	Purchased as Part of Publicly	Average Price in US$	that may yet be Purchased under the
	Purchased	Paid per Share	Purchased	Paid per Share	Announced Plans or Programs	Paid per Share	Plans or Programs
October 1-
October 31
Total	0	0.0000	0	0.0000	0	0.0000	1,492,055

November 1-
November 30
Total	551,700	60.1769	559,000	60.1777	1,110,700	60.1773	7,881,355

December 1-
December 31
Total	496,550	56.9935	487,300	56.8844	983,850	56.9395	6,897,505

Total	1,048,250	58.6689	1,046,300	58.6439	2,094,550	58.6564	6,897,505

The initial announcement of the share buyback program with an authorization to buy back 10 million shares was made on May 9, 2000. An expansion to 20 million shares, then to 30 million shares and then to 37.5 million shares was announced on April 30, 2003, December 15, 2005 and November 8, 2007, respectively. The share buyback program does not have an expiration date.

Additional information concerning the repurchase of Autoliv stock is included on pages 24-25 in the section titled ?Value-Creating Cash Flow? and in the ?Management?s Discussion and Analysis? section titled ?Share Buy-backs and Dividends? on page 31 of the Annual Report, and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2007 is included on page 69 of the Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2007 is included on pages 30 through 38 of the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Quantitative and Qualitative Disclosures about market risk are included in the Management's Discussion and Analysis section ?Risks and Risk Management? on pages 39 through 42 of the Annual Report and are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2007 and 2006 and the Consolidated Statements of Income and Cash Flows and Statements of Shareholders? Equity for each of the three years in the period ended December 31, 2007, the Notes to the Consolidated Financial Statements, and the Report of the Independent Registered Public Accounting Firm are included on pages 45 through 63 of the Annual Report and are incorporated herein by reference.

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

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out, under the supervision and with the participation of the Company?s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company?s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company?s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

(b)	Management's Report on Internal Control Over Financial Reporting

The Management Report on Internal Control over Financial Reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) is included on page 44 of the Annual Report in the section Management?s Reports immediately preceding the audited financial statements and is incorporated herein by reference.

The Company?s internal control over financial reporting as of December 31, 2007 has been audited by our independent registered public accounting firm, as stated in their report that is included on page 63 of the Annual Report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting in the period covered by this report.

ITEM 9B. Other Information
All events required to be disclosed on form 8-K during the fourth quarter have been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors:
Information concerning the directors and nominees for re-election of directors of Autoliv is included in Item 1 of the 2008 Proxy Statement under the captions ?Nominees for Directors at the 2008 Annual Meeting,? ?Directors Continuing in Office with Terms Expiring at the 2009 Annual Meeting? and ?Directors Continuing in Office with Terms Expiring at the 2010 Annual Meeting? and is incorporated herein by reference.

Executive Officers of the Registrant:

JAN CARLSON, age 47, President and Chief Executive Officer of Autoliv, Inc. from April 1, 2007, joined Autoliv in 1999 as President of Autoliv Electronics, a position he held until April 2005, when he became Vice President for Engineering of Autoliv Inc. and a member of the Company?s management committee. In 2006 he was appointed President of Autoliv Europe. Prior to joining Autoliv, Mr. Carlson was President of Saab Combitech, a division specializing in commercializing military technologies within the Saab aircraft group. Mr. Jan Carlson has a Master of Science degree in Physical Engineering from the University of Link?ping, Sweden.

STEVEN FREDIN, age 45, Vice President Engineering, appointed September 1, 2006. Mr. Fredin has worked for Autoliv since 1988 and has been a key technical leader in virtually all of Autoliv?s product areas. Prior to assuming his current position, he was Director Global System Development of the Company and Vice President of Seatbelt Development for Autoliv North America. Mr. Fredin holds a Bachelor of Science degree in Mechanical Engineering from the Michigan Technological University.

HALVAR JONZON, age 57, Vice President Purchasing, appointed January 1, 2002. Prior to joining Autoliv, Mr. Jonzon held various positions since 1974 in Electrolux, the Swedish white goods company, including General Manager of Electrolux International (1983-86), Senior Vice President, Purchasing for the White Goods Division (1986-91), Senior Vice President and General Manager for Nordic Markets (1991-96) and for the European Logistics Division (1996-99), as well as Senior Vice President and Chief of Staff of Electrolux Home Products Europe S.A. in Brussels (1999-02). He holds an MBA from Stockholm School of Economics and an Executive Education Diploma from Columbia Business School in New York City.

MAGNUS LINDQUIST, age 44, Vice President and Chief Financial Officer, appointed March 8, 2001. Before joining Autoliv on July 1, 2001, Mr. Lindquist was Executive Vice President of Perstorp AB, a Swedish-based chemistry and materials technology corporation, with responsibility from 1996 for Finance, Business Development and Strategy, and from 1999 also for Treasury and IT. He has also held various positions in the finance departments of the public Swedish companies Stora (pulp and paper), Skanska (construction), Swedish Match (consumer goods) and the SEB Bank. On December 19, 2007, Mr. Lindquist gave notice of resignation as Vice President, Chief Financial Officer of Autoliv, Inc. The Company and Mr. Lindquist are currently in discussion regarding the effective date of Mr. Lindquist?s resignation to ensure an orderly transition to Mr. Lindquist?s successor who is yet to be named.

BENOIT MARSAUD, age 55, Vice President and Chief Operating Officer appointed September 1, 2006. Mr. Marsaud has served as Vice President Manufacturing since 1998, President of Autoliv France since 1997 and Vice President Manufacturing of Autoliv AB since 1992. He holds a Master of Science degree from Ecole Nationale Superieure Des Arts et Metiers in Paris.

SVANTE MOGEFORS, age 53, Vice President Quality, appointed April 1, 2005, after having been Director Corporate Quality of Autoliv AB since 2003. Mr Mogefors initially joined Autoliv in 1985 and has experience in several functions and positions within Autoliv, including the areas of product development, process implementations and quality control. Between 1990 and 1996, Mr Mogefors was for a period President of Lesj?fors Herrljunga AB and for another period President of Moelven E-Modul AB. Mr. Mogefors holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

MATS ?DMAN, age 57, Vice President Corporate Communications, appointed May 1, 1997, after having been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. ?dman had the same position in Fermenta AB and Gambro AB. Prior to that Mr. ?dman was Investor Relations Manager in New York for Pharmacia AB.

JAN OLSSON, age 53, Vice President Research, appointed April 1, 2005. Mr. Olsson was Vice President Engineering from 1997 to 2005, President of Autoliv Sverige AB from 1994 to 1997 and Manager of Engineering of Autoliv Sverige from 1989 until August 1994. Mr. Olsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

HANS-G?RAN PATRING, age 58, Vice President Human Resources, appointed on April 26, 2001. Prior to assuming his current position on January 1, 2002, he was Deputy Vice President, Human Resources from September 3, 2001, and from 1999 Group Vice President of Human Resources of the Global Automation Division at ABB in Zurich, Switzerland. Previously, he was Vice President of Human Resources for ABB's Global Robotics Business based in the United Kingdom for three years.

LARS SJ?BRING, age 40, Vice President Legal Affairs, General Counsel and Secretary, appointed September 3, 2007. Prior to joining Autoliv Mr. Sj?bring held various positions with Telia AB; Skadden Arps, Slate, Meagher and Flom LLP; and Nokia Corp, most recently as Director Legal (M&A). Mr. Sj?bring holds Master of Law degrees from the University of Lund, Sweden; Amsterdam School of International Relations (ASIR), the Netherlands; and Fordham University Law School, New York, U.S.A. Mr. Sj?bring is admitted to practice in the State of New York.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The information required by Item 10 regarding directors and officers is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement and is incorporated herein by reference. The information required by Item 10 regarding the Company?s Code of Ethics is included under the caption ?Corporate Governance Guidelines and Codes of Conduct and Ethics? in the 2008 Proxy Statement. The information required by the same item regarding Audit Committee and Audit Committee financial experts is included in the sections ?Committees of the Board? and ?Audit Committee Report? in the 2008 Proxy Statement and is incorporated herein by reference.

A matrix summarizing Board Meeting Attendance is published on page 65 in the Annual Report and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 regarding executive compensation for the year ended December 31, 2007 is included under the captions ?Compensation Discussion and Analysis? and ?Executive Compensation? in the 2008 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Compensation Committee is included in the sections ?Compensation Committee Interlocks and Insider Participation? and ?Compensation Committee Report? in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding beneficial ownership of Autoliv's common stock is included under the caption ?Security Ownership of Certain Beneficial Owners and Management? in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2007, no transactions took place that the Company deemed to require disclosure under Item 13. Further information regarding the Company?s policy and procedures concerning to related party transactions is included under the caption "Related Person Transactions" in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9 (e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of services provided to Autoliv is included under the caption ?Ratification of Appointment of Independent Auditors? in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)      Financial Statements

The following consolidated financial statements are included on pages 45 through 62 of the Annual Report and Selected Financial Data is included on page 69 of the Annual Report and are incorporated herein by reference:

(i) Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005 (page 45); (ii) Consolidated Balance Sheets - as of December 31, 2007 and 2006 (page 46); (iii) Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005 (page 47); (iv) Consolidated Statements of Shareholders? Equity ? as of December 31, 2007, 2006 and 2005 (page 48); (v) Notes to Consolidated Financial Statements (pages 49-62); (vi) Report of Independent Registered Public Accounting Firm (page 63).

(2)      Financial Statement Schedules

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, they are not required, or the information required is included in the financial statements or notes thereto.

(3)     Index to Exhibits

Exhibit No.	Description
3.1
Autoliv's Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-23813, filing date June 13, 1997) (the ?Registration Statement?).

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

10.6	Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Lars Westerberg, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002).

10.7	Form of Severance Agreement between Autoliv and its executive officers, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002).

10.8	Pension Agreement, dated November 26, 1999, between Autoliv AB and Lars Westerberg, is incorporated herein by reference to Exhibit 10.3 on Form 10-K (File No. 1-12933, filing date July 2, 2002).

10.9*	Form of Amendment to Employment Agreement ? notice.

10.10*	Form of Amendment to Employment Agreement ? pension.

10.11*	Form of Agreement ? additional pension.

10.12**	Amendment No.2 to the Autoliv, Inc. 1997 Stock Incentive Plan.

10.13***	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Jan Carlson.

10.14***	Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Jan Carlson.

11
Information concerning the calculation of Autoliv 's earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

13	Autoliv's Annual Report to Shareholders for the fiscal year ended December 31, 2007.

21****	Autoliv's List of Subsidiaries.

22	No matters were submitted to Autoliv's stockholders during the fourth quarter of 2007.

23****	Consent of Independent Registered Public Accounting Firm.

31****	Certification of the Chief Executive Officer and Chief Financial Officer of Autoliv, Inc.

32****	Certification of the Chief Executive Officer and Chief Financial Officer of Autoliv, Inc.

99.h	Facilities Agreement of $1,100,000,000, dated November 7, 2005, among Autoliv Inc. and the lenders named therein.

________________________
* Filed in 10-K for the fiscal year ended 2002.
** Filed in 10-K for the fiscal year ended 2003.
*** Filed in 10-Q for the third quarter 2007.
**** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 22, 2008.

AUTOLIV, INC.
(Registrant)
By /s/ Magnus Lindquist

Magnus Lindquist
Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 22, 2008.

Title	Name

Chairman of the Board of Directors	/s/ Lars Westerberg
Lars Westerberg

Chief Executive Officer and Director
(Principal Executive Officer)	/s/ Jan Carlson
Jan Carlson

Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting	/s/ Magnus Lindquist
Officer)	Magnus Lindquist

Director	/s/ S. Jay Stewart
S. Jay Stewart

Director	/s/ Robert W. Alspaugh
Robert W. Alspaugh

Director	/s/ Sune Carlsson
Sune Carlsson

Director	/s/ William E. Johnston Jr.
William E. Johnston Jr.

Director	/s/ Walter Kunerth
Walter Kunerth

Director	/s/ George A. Lorch
George A. Lorch

Director	/s/ Lars Nyberg
Lars Nyberg

Director	/s/ James M. Ringler
James M. Ringler

Director	/s/ Kazuhiko Sakamoto
Kazuhiko Sakamoto

Director	/s/ Per Welin
Per Welin