Form 10-K/A
period 2007-12-31
AUTOLIV INC
filed 2008-02-25
CIK 1034670

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

2. Portions of the definitive Proxy Statement dated March 10, 2008, for the annual stockholders' meeting to be held May 6, 2008 (the "2008 Proxy Statement"), are incorporated by reference into Part III.

3. Certain Exhibits of Autoliv Inc.'s Registration Statement on Form S-4 filed on June 13, 1997 (File #333-23813)(the "Registration Statement") are incorporated by reference into Part IV.

Explanatory Note
In our initial filing of this Form 10-K on Friday February 22, 2008, certain letters and symbols were altered due to an error in the software of our Edgar service provider. This filing amends and corrects those altered letters and symbols. In every other respect, this is the same document as the initial filing on February 22, 2008.

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

Autoliv continues to execute its plan to have all subsidiaries certified to ISO/TS 16949, a global automotive quality management system. At present, approximately 93% of Autoliv's subsidiaries have been certified to this new quality standard. These subsidiaries account for close to 100% of Autoliv's sales. The non-certified subsidiaries are primarily new subsidiaries that have not yet been certified.

Additional information on quality management is included in the section "Quality Excellence" on page 21 of the Annual Report and is incorporated herein by reference.

Environmental and Safety Regulations
For information on how environmental and safety regulations affect on our business, see "Risk Factors - Our business may be adversely affected by environmental and safety regulations or concerns" in Item 1A as well as on page 40 of the Annual Report which is incorporated herein by reference.

Raw materials
For information on the sources and availability of raw materials, see "Risk Factors - Changes in the source, cost and availability of raw materials and components may adversely affect our profit margins" in Item 1A and page 39 of the Annual Report which is incorporated herein by reference.

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

Dependence on Customers
For information on our dependence on customers, see " Risk Factors - Our business could be materially and adversely affected if we lost any of our largest customers" in Item 1A and page 40 of the Annual Report which is incorporated herein by reference.

Research, Development and Engineering
Expenses incurred for research, development and engineering activities were $395.7 million, $397.6 million and $385.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Additional information on research, development and engineering is included in the section titled "Technology" on pages 18-19 of the Annual Report and is incorporated herein by reference.

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

The National Highway Traffic Safety Administration (the "NHTSA") issued a Final Rule in August 2007 to upgrade the current side impact crash certification test. The upgrade is intended to improve occupant safety in near-side lateral crashes by adding head impact protection requirements, adding a lateral impact test of the vehicle into a stationary pole, and utilizing new (more biofidelic) test dummies - covering both the average adult male occupant (50th percentile), and smaller (5th percentile) occupants. The new requirements will be phased in during a three-year period for vehicle certification from the 2010 model year. Autoliv believes that the upgraded federal standard for side impact protection will promote the installation of side impact head protection airbags, so-called curtain airbags, and other side-impact airbags.

For information concerning the material effects on our business relating to our compliance with government regulations, see " Risk Factors - Our business may be adversely affected by environmental and safety regulations or concerns" in Item 1A and page 40 of the Annual Report, which is incorporated herein by reference.

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

In addition, Autoliv's employees in other regions are represented by the following unions:  the Metal Workers Union in Australia, the Canadian Automotive Workers in Canada, and Sindicato Nacional de Trabajadores de la Industria Metalurgica y Similares in Mexico.

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

Financial Information on Geographic Areas
Financial information concerning Autoliv's geographic areas is included in the section titled "Global Presence" on page 14 as well as in Note 19 of the Notes to Consolidated Financial Statements on page 62 of the Annual Report and is incorporated herein by reference. See also Item 1A "Risk Factors - Our business is exposed to risks inherent in global operations".

Joint Ventures
An important element of Autoliv's strategy has been to establish joint ventures to promote its geographical expansion and technological development and to gain assistance in marketing Autoliv's full product line to local automobile manufacturers. Autoliv is not currently involved in any joint ventures that have been formed for the purpose of developing technology, but it is possible that strategic alliances combining Autoliv's technologies and expertise with that of other may expand business opportunities in the future. These joint venture operations are accounted for according to the equity method. Total sales of Autoliv's joint venture operations to customers outside the consolidated Autoliv entity were approximately $126 million in the fiscal year ended December 31, 2007.

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

Additional information concerning competition is included on page 15 in section "Change in Competition" and in the "Management's Discussion and Analysis" section "Risks and Risk Management" on page 40 of the Annual Report and is incorporated herein by reference.

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

We also have manufacturing and distribution facilities in many foreign countries. Some of these countries are emerging markets. International operations, especially in emerging markets, are subject to certain risks inherent in doing business abroad, including:

•	Exposure to local economic conditions;
•	Expropriation and nationalization;
•	Withholding and other taxes on remittances and other payments by subsidiaries;
•	Investment restrictions or requirements; and
•	Export and import restrictions.

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

The cyclical nature of automotive sales and production can adversely affect our business
Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences as well as changes in interest rate levels, consumer confidence and fuel costs. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Any significant economic decline that results in a reduction in automotive sales and production by our customers will have a material adverse effect on our business, results of operations and financial condition. Our sales are also affected by inventory levels and our customers' production levels. We cannot predict when our customers will decide to either build or reduce inventory levels or whether new inventory levels will approximate historical inventory levels. This may result in variability in our sales and financial condition. Uncertainty regarding inventory levels may be exacerbated by favorable consumer financing programs initiated or terminated by our customers as such changes may affect the timing of their sales.

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

Information concerning our major customers is included on page 14 and 16 in the section headed "Customer" and in Note 19 of the Consolidated Financial Statements on page 62 of the Annual Report, and is incorporated herein by reference.

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

Additional information on pricing pressure is included in the "Management's Discussion and Analysis" section "Risks and Risk Management" on page 39 of the Annual Report and is incorporated herein by reference.

The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability
Although we have frame contracts from many of our customers, these frame contracts generally provide for the supply of a customer's annual requirements for a particular model and assembly plant, renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. Therefore, the discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability, thereby making it more difficult for us to make payments under our indebtedness or resulting in a decline in the value of our common stock.

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

To compete effectively in the automotive supply industry, we must be able to launch new products to meet our customers' demand in a timely manner. We cannot provide assurance, however, that we will be able to install and certify the equipment needed to produce products for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production under new product programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot provide assurance that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Our failure to successfully launch new products, or a failure by our customers to successfully launch new programs, could adversely affect our results.

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

Additional information relating to our environmental management is included in the section "Environmental Management" on page 29 and in the "Management's Discussion and Analysis" section "Risks and Risk Management" on page 40 of the Annual Report and is incorporated herein by reference.

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

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Items Produced at Facility	Owned/ Leased

Argentina
Autoliv Argentina SA	Buenos Aires	Seatbelts and airbags	Owned

Australia
Autoliv Australia Proprietary Ltd	Melbourne	Seatbelts and airbags	Leased
VOA Webco Pty Ltd	Melbourne	Seatbelt webbing	Leased

Brazil
Autoliv do Brasil Ltda	Taubaté	Seatbelts, airbags, steering wheels and webbing	Owned

Canada
VOA Canada, Inc	Collingwood	Seatbelt webbing	Owned
Autoliv Canada, Inc	Tilbury	Airbag cushions	Owned
Autoliv Electronics Canada, Inc	Markham, Ontario	Airbag electronics	Leased

Czech Republic
Autoliv Stakupress s.r.o	Kraliky	Seatbelt components	Leased

China
Autoliv Vehicle Safety Systems Co. Ltd	Shanghai	Airbags and steering wheels	Owned
Autoliv MawHung Vehicle Safety Systems Co. Ltd	Changchun	Seatbelts	Owned
Changchun Hongguang-Autoliv Vehicle Safety System Co. Ltd	Changchun	Seatbelts	Leased
Nanjing Hongguang Autoliv Safety Systems Co. Ltd	Nanjing	Seatbelts	Leased
Shanghai-VOA Webbing Belt Co Ltd	Shanghai	Seatbelt webbing	Owned
Autoliv Vehicle Safety Systems Co., Ltd.	Guangzhou	Seatbelts	Leased
Autoliv Inflator Co., Ltd	Shanghai	Inflators	Owned
Autoliv (China) Electronics Co., Ltd	Shanghai	Safety electronics, controllers and sensors	Owned

Estonia
Norma AS	Tallinn	Seatbelts and belt components	Owned

France
Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags, production machinery equipment	Owned
EAK Composants pour L'Industrie Automobile	Valentigney	Seatbelts and airbags	Owned
Isodelta SA	Chiré-de-Montreuil	Steering wheels and covers	Owned
Livbag SA	Pont-de-Buis	Airbag inflators	Owned
NCS Pyrotechnie et Technologies SAS	Survilliers	Initiators for airbag inflators	Owned
Autoliv Electronic SAS	Cergy-Pontoise	Airbag electronics	Leased
	Saint-Etienne du Rouvray	Airbag electronics	Leased

Germany
Autoliv B.V. & Co. KG	Dachau	Airbags	Leased
	Elmshorn	Seatbelts	Owned
	Braunschweig	Airbags	Owned
Autoliv Sicherheitstechnik GmbH	Dobeln	Seatbelts and pretensioners	Owned
Stakupress GmbH	Norderstedt	Seatbelt components	Leased
Autoliv Protektor GmbH	Lubeck	Seatbelts	Leased

Hungary
Autoliv KFT	Sopronkovesd	Seatbelts	Owned

India
Autoliv-IFB India Ltd	Bangalore	Seatbelts	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts	Leased

Japan
Autoliv Kabushiki Kaisha Ltd	Tsukuba	Airbags	Owned
	Atsugi	Steering wheels	Owned
	Fujisawa	Seatbelts	Leased
	Hiroshima	Steering wheels	Owned
Autoliv-Nichiyu Japan Co. Ltd	Taketoyo	Airbag inflators	Owned

Korea
Autoliv Corporation	Seoul	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Safety Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico SA de CV	Lerma	Seatbelts and airbags	Owned
Autoliv Safety Technologies de Mexico SA de CV	Tijuana	Seatbelts	Leased
Autoliv Steering Wheels Mexico, SA. de RL. de CV.	Querétaro	Airbag cushions	Leased
	Querétaro	Steering wheels	Leased
	Querétaro	Airbags	Leased

Netherlands
Van Oerle Alberton BV	Boxtel	Seatbelt webbing	Owned

Philippines
Autoliv QB Inc	Manila	Seatbelts	Leased
Autoliv-Izumi Co	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp z.o.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Seatbelts	Owned
	Dlugoleka	Seatbelt components	Leased

Romania
Autoliv Romania SA	Brasov	Seatbelts	Owned
Van Oerle Alberton BV	Brasov	Seatbelt webbing	Owned
Autoliv Electronics Europe	Timisoara	Safety electronics	Leased
Autoliv Inflator Romania	Brasov	Inflators	Owned
Textiles Romania	Lugoj	Airbag Textiles	Owned
South Africa
Autoliv Southern Africa Pty Ltd	Johannesburg, Gauteng	Seatbelts, airbags and steering wheels	Owned

Spain
Autoliv-KLE SA	Barcelona	Seatbelts	Owned
Autoliv-BKI SA	Valencia	Airbags	Owned

Sweden
Autoliv Sverige AB	Vargarda	Airbags, seatbelts and integrated child seats	Owned
Autoflator AB	Vargarda	Cold inflators	Owned
Autoliv Mekan AB	Hassleholm	Components for car seats	Owned
Autoliv Electronics AB	Motala	Safety electronics	Leased

Taiwan
Mei-An Autoliv Co. Ltd	Taipei	Seatbelts and airbags	Leased

Thailand
Autoliv Thailand Ltd	Chonburi	Seatbelts and airbags	Owned

Tunisia
Autoliv Tunisia Zriba	Zriba	Seatbelts	Owned
Autoliv Steering Wheels Tunisia	El Fahs and Nadhour	Leather wrapping of steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret AS	Gebze-Kocaeli	Seatbelts and airbags	Owned
Autoliv Spring Dynamics Turkey Ltd	Gebze-Kocaeli	Springs for retractors and height adjusters	Leased
Autoliv Leather Steering Wheel Ltd. Co.	Gebze-Kocaeli	Leather wrapping of steering wheels	Leased

United Kingdom
Autoliv Spring Dynamics Ltd	Milton Keynes	Springs for belt retractors and height adjusters	Leased
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City, Utah	Inflators	Owned
	Madisonville, Kentucky	Seatbelts	Owned
	Columbia City, Indiana	Steering Wheels	Owned
	Goleta, California	Night Vision	Leased
	Ogden, Utah	Airbag modules	Owned
	Promontory, Utah	Gas generators	Owned
	Tremonton, Utah	Initiators and airbag inflators	Owned

TECHNICAL CENTERS AND CRASH TEST LABORATORIES

Location	Function

Australia
Autoliv Australia, Melbourne	Full-scale test laboratory

China
Autoliv China, Shanghai	Technical center for airbags and seatbelts

France
Autoliv France, Gournay-en-Bray	Technical center for airbags and seatbelts with full-scale test laboratory
Autoliv Electronics France, Cergy-Pontoise	Technical center for electronics and active safety
Autoliv Inflators, Pont-de-Buis	Technical center for inflator and pyrotechnic development

Germany
Autoliv Germany, Dachau	Technical center for frontal airbags with full-scale test laboratory
Autoliv Germany, Elmshorn	Technical center for seatbelts with full-scale test laboratory

Japan
Autoliv Japan, Tsukuba	Technical center for airbags with sled test laboratory
Autoliv NSK, Kanagawa	Technical center for seatbelts with full-scale test laboratory

Korea
Autoliv Corporation, Seoul	Technical center with sled test laboratory

Romania
Autoliv Romania, Brasov	Technical center for seatbelts with sled test laboratory

Spain
Autoliv Spain, Barcelona	Full-scale test laboratory

Sweden
Autoliv Research, Vargarda	Research center
Autoliv Safety Center, Vargarda	Technical center for side airbags with full-scale test laboratory, including roll-overs
Autoliv Electronics Sweden, Motala/Linkoping	Technical center for electronics and active safety

USA
Autoliv North America, Auburn Hills, Michigan	Technical center for airbags, steering wheels, seatbelts with full-scale test laboratory
Autoliv North America, Ogden, Utah	Technical center for airbags, inflators and pyrotechnics
Autoliv Electronics America, Southfield, Michigan	Technical center for electronics and active safety

Additional information relating to the Company's properties is included in the section titled "Locations and Capabilities" on page 68 of the Annual Report and is incorporated herein by reference.

Item 3. Legal Proceedings

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries. These lawsuits and proceedings cover a range of matters that arise in the ordinary course of the Company's business activities with respect to commercial matters, product liability and other matters.

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

In 1997, Autoliv AB (a wholly-owned subsidiary of Autoliv, Inc.) acquired Marling Industries plc ("Marling"). At that time, Marling was involved in a litigation relating to the sale in 1992 of a French subsidiary. In May 2006, a French court ruled that Marling (now named Autoliv Holding Limited) and another entity, then part of the Marling group, had failed to disclose certain facts in connection with the 1992 sale, and appointed an expert to assess the losses suffered by the plaintiff. The acquirer of the French subsidiary has made claims for damages of approximately EUR 40 million (approximately $59 million) but has not yet provided the court appointed expert with the materials needed to evaluate the claims. Autoliv has appealed the May 2006 court decision and believes it has meritorious grounds for such appeal. In the opinion of the Company's management, it is not possible to give any meaningful estimate of any financial impact that may arise from the claim. While not probable, the final outcome of this litigation may result in a loss that will have to be recorded by Autoliv, Inc. No reserves have been accrued for this dispute.

In December 2003, a U.S. Federal District Court awarded a supplier of Autoliv ASP Inc. (a wholly-owned subsidiary of Autoliv Inc.), approximately $27 million plus pre-judgment interest of approximately $7 million in connection with a commercial dispute that relates to purchase commitments made in 1995. As a result of a final court ruling in 2007, after multiple appeals, Autoliv ASP was held liable to the former supplier and deposited a total of $36.4 million with the District Court in fulfillment of the award. On November 14, 2007, the District Court issued an order to the effect that Autoliv ASP had fully and completely satisfied the judgment. There remains an open issue as to the calculation of the pre-judgment interest. The former supplier has sought an additional approximately $4.9 million that it attributes to pre-judgment interest and on November 15, 2007, filed a notice of appeal from the District Court's decision. Although the District Court denied the former supplier's original motion seeking the additional pre-judgment interest, and Autoliv ASP believes it has meritorious grounds to oppose the appeal, the Court of Appeals may award the supplier some or all of the additional interest sought. Autoliv has not made any reserves for any additional interest which could be awarded to the former supplier.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market for Autoliv's common stock including the relevant trading market, and approximate number of shareholders is included in the section titled "Share Performance" on page 26 of the Annual Report and is incorporated herein by reference. Information on the Company's dividend payments is included on page 27 of the Annual Report and is also incorporated herein by reference. The table below contains recent share prices and dividends declared for the two most recent years.

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

Equity compensation plans

Autoliv has only equity compensation plans approved by stockholders. Information about the Company's equity compensation plans as of December 31, 2007 is presented in the table below:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights2)	Weighted-average exercise price of outstanding options, warrants and rights3)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders1)	1,391,445	$41.55	1,406,245 4)
Equity compensation plans not approved by security holders	—	—	—

Total	1,391,445	$41.55	1,406,245

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

Additional information concerning the repurchase of Autoliv stock is included on pages 24-25 in section "Value-Creating Cash Flow" and in the "Management's Discussion and Analysis" section titled "Share Buy-backs and Dividends" on page 31 of the Annual Report, and is incorporated herein by reference.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Quantitative and Qualitative Disclosures about market risk are included in the Management's Discussion and Analysis section "Risks and Risk Management" on pages 39 through 42 of the Annual Report and are incorporated herein by reference.

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

(b)	Management's Report on Internal Control Over Financial Reporting

The Management Report on Internal Control over Financial Reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) is included on page 44 of the Annual Report in the section Management's Reports immediately preceding the audited financial statements and is incorporated herein by reference.

The Company's internal control over financial reporting as of December 31, 2007 has been audited by our independent registered public accounting firm, as stated in their report that is included on page 63 of the Annual Report and is incorporated herein by reference.

(c)	Changes in Internal Control over Financial Reporting
There were no changes in the internal control over financial reporting in the period covered by this report.

ITEM 9B. Other Information
All events required to be disclosed on form 8-K during the fourth quarter have been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors:
Information concerning the directors and nominees for re-election of directors of Autoliv is included in Item 1 of the 2008 Proxy Statement under the captions "Nominees for Directors at the 2008 Annual Meeting", "Directors Continuing in Office with Terms Expiring at the 2009 Annual Meeting" and "Directors Continuing in Office with Terms Expiring at the 2010 Annual Meeting" and is incorporated herein by reference.

Executive Officers of the Registrant:

JAN CARLSON, age 47, President and Chief Executive Officer of Autoliv, Inc. from April 1, 2007, joined Autoliv in 1999 as President of Autoliv Electronics, a position he held until April 2005, when he became Vice President for Engineering of Autoliv Inc. and a member of the Company's management committee. In 2006 he was appointed President of Autoliv Europe. Prior to joining Autoliv, Mr. Carlson was President of Saab Combitech, a division specializing in commercializing military technologies within the Saab aircraft group. Mr. Jan Carlson has a Master of Science degree in Physical Engineering from the University of Linkoping, Sweden.

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

MAGNUS LINDQUIST, age 44, Vice President and Chief Financial Officer, appointed March 8, 2001. Before joining Autoliv on July 1, 2001, Mr. Lindquist was Executive Vice President of Perstorp AB, a Swedish-based chemistry and materials technology corporation, with responsibility from 1996 for Finance, Business Development and Strategy, and from 1999 also for Treasury and IT. He has also held various positions in the finance departments of the public Swedish companies Stora (pulp and paper), Skanska (construction), Swedish Match (consumer goods) and the SEB Bank. On December 19, 2007, Mr. Lindquist gave notice of resignation as Vice President, Chief Financial Officer of Autoliv, Inc. The Company and Mr. Lindquist are currently in discussion regarding the effective date of Mr. Lindquist's resignation to ensure an orderly transition to Mr. Lindquist's successor who is yet to be named.

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

MATS ÖDMAN, age 57, Vice President Corporate Communications, appointed May 1, 1997, after having been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Ödman had the same position in Fermenta AB and Gambro AB. Prior to that Mr. Ödman was Investor Relations Manager in New York for Pharmacia AB.

JAN OLSSON, age 53, Vice President Research, appointed April 1, 2005. Mr. Olsson was Vice President Engineering from 1997 to 2005, President of Autoliv Sverige AB from 1994 to 1997 and Manager of Engineering of Autoliv Sverige from 1989 until August 1994. Mr. Olsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

HANS-GÖRAN PATRING, age 58, Vice President Human Resources, appointed on April 26, 2001. Prior to assuming his current position on January 1, 2002, he was Deputy Vice President, Human Resources from September 3, 2001, and from 1999 Group Vice President of Human Resources of the Global Automation Division at ABB in Zurich, Switzerland. Previously, he was Vice President of Human Resources for ABB's Global Robotics Business based in the United Kingdom for three years.

LARS SJÖBRING, age 40, Vice President Legal Affairs, General Counsel and Secretary, appointed September 3, 2007. Prior to joining Autoliv Mr. Sjöbring held various positions with Telia AB; Skadden Arps, Slate, Meagher and Flom LLP; and Nokia Corp, most recently as Director Legal (M&A). Mr. Sjöbring holds Master of Law degrees from the University of Lund, Sweden; Amsterdam School of International Relations (ASIR), the Netherlands; and Fordham University Law School, New York, U.S.A. Mr. Sjöbring is admitted to practice in the State of New York.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The information required by Item 10 regarding directors and officers is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement and is incorporated herein by reference. The information required by Item 10 regarding the Company's Code of Ethics is included under the caption "Corporate Governance Guidelines and Codes of Conduct and Ethics" in the 2008 Proxy Statement. The information required by the same item regarding Audit Committee and Audit Committee financial experts is included in the sections "Committees of the Board" and "Audit Committee Report" in the 2008 Proxy Statement and is incorporated herein by reference.

A matrix summarizing Board Meeting Attendance is published on page 65 in the Annual Report and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 regarding executive compensation for the year ended December 31, 2007 is included under the captions "Compensation Discussion and Analysis" and "Executive Compensation" in the 2008 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Compensation Committee is included in the sections "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding beneficial ownership of Autoliv's common stock is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2007, no transactions took place that the Company deemed to require disclosure under Item 13. Further information regarding the Company's policy and procedures concerning to related party transactions is included under caption "Related Person Transactions" in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9 (e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of services provided to Autoliv is included under the caption "Ratification of Appointment of Independent Auditors" in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)	Financial Statements

The following consolidated financial statements are included on pages 45 through 62 of the Annual Report and Selected Financial Data is included on page 69 of the Annual Report and are incorporated herein by reference:

(i) Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005 (page 45); (ii) Consolidated Balance Sheets - as of December 31, 2007 and 2006 (page 46); (iii) Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005 (page 47); (iv) Consolidated Statements of Shareholders' Equity -as of December 31, 2007, 2006 and 2005 (page 48); (v) Notes to Consolidated Financial Statements (pages 49-62); (vi) Report of Independent Registered Public Accounting Firm (page 63).

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