Form 10-Q
period 2008-03-31
AUTOLIV INC
filed 2008-04-23
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

Commission File No.: 1-12933

     ___AUTOLIV, INC._____
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer: [x]	Accelerated filer: [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes: [ ]	No: [x]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 18, 2008, there were 72,651,979 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts but rather forward-looking statements. Such forward-looking statements are those that address activities, events or developments that Autoliv, Inc. (“Autoliv”, the “Company” or “we”) or its management believes or anticipates may occur in the future, including statements relating to industry trends, business opportunities, sales contracts, sales backlog, ongoing commercial arrangements and discussions, as well as any statements about future operating performance or financial results.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements are so identified.

All such forward-looking statements are based upon our current expectations and various assumptions, and apply only as of the date of this report. Our expectations and beliefs are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety or reasons, including without limitation, changes in general industry and market conditions, increased competition, higher raw material costs, customer losses and changes in regulatory conditions, as well the risks identified in Item 1A “Risk Factors” in this report. Except for the Company's ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicity any forward-looking statements whether as a result of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
1.1   Basis of Presentation
1.2   Receivables
1.3   Inventories
1.4   Restructuring
1.5   Product-Related Liabilities
1.6   Comprehensive Income
1.7   Business Acquisitions
1.8   New Accounting Pronouncements
1.9   Income Taxes
1.10 Retirement Plans
1.11 Fair Value of Financial Instruments
1.12 Contingent Liabilities

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

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in millions, except per share data)

	Quarter January-March
	2008	2007
Net sales
- Airbag products	$1,159.4	$1,104.3
- Seatbelt products	668.3	594.9
Total net sales	1,827.7	1,699.2

Cost of sales	(1,478.1)	(1,361.8)
Gross profit	349.6	337.4

Selling, general & administrative expenses	(102.9)	(92.3)
Research, development & engineering expenses	(112.9)	(111.6)
Amortization of intangibles	(6.2)	(6.9)
Other income (expense), net	(0.3)	(0.6)
Operating income	127.3	126.0

Equity in earnings of affiliates	1.1	1.3
Interest income	1.6	2.0
Interest expense	(16.3)	(15.1)
Other financial items, net	(0.2)	(1.0)
Income before income taxes	113.5	113.2

Income taxes	(30.0)	(37.3)
Minority interests in subsidiaries	(2.0)	(2.7)
Net income	$81.5	$73.2

Earnings per share – basic	$1.11	$0.91
Earnings per share – diluted	$1.11	$0.91

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	73.7	80.3

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	72.7	79.6

Cash dividend per share – declared	$0.39	$0.39
Cash dividend per share – paid	$0.39	$0.37

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Cash & cash equivalents	$226.4	$153.8
Receivables	1,370.9	1,230.7
Inventories	607.0	561.3
Other current assets	174.3	149.4
Total current assets	2,378.6	2,095.2

Property, plant & equipment, net	1,297.5	1,259.8
Investments and other non-current assets	203.1	190.9
Goodwill assets	1,617.5	1,613.4
Intangible assets, net	142.8	146.1
Total assets	$5,639.5	$5,305.4

Liabilities and shareholders’ equity
Short-term debt	$569.2	$311.9
Accounts payable	914.6	834.0
Accrued expenses	396.3	315.4
Other current liabilities	212.0	202.0
Total current liabilities	2,092.1	1,663.3

Long-term debt	891.4	1,040.3
Pension liability	63.7	63.3
Other non-current liabilities	138.3	137.2
Minority interests in subsidiaries	57.8	52.2
Shareholders’ equity	2,396.2	2,349.1
Total liabilities and shareholders’ equity	$5,639.5	$5,305.4

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Quarter January-March
	2008	2007

Operating activities
Net income	$81.5	$73.2
Depreciation and amortization	84.4	80.0
Other	0.6	(0.2)
Changes in operating assets and liabilities	(1.6)	(63.2)
Net cash provided by operating activities	164.9	89.8

Investing activities
Capital expenditures	(62.8)	(75.3)
Proceeds from sale of property, plant and equipment	3.9	0.8
Acquisitions of businesses and other, net	(6.2)	(78.0)
Net cash used in investing activities	(65.1)	(152.5)

Financing activities
Net increase (decrease) in short-term debt	228.9	25.2
Issuance of long-term debt	19.0	73.7
Repayments and other changes in long-term debt	(191.1)	-
Dividends paid	(28.7)	(29.6)
Shares repurchased	(63.2)	(40.2)
Stock options exercised	0.2	3.8
Other, net	(0.2)	1.5
Net cash used in financing activities	(35.1)	34.4

Effect of exchange rate changes on cash	7.9	1.5
Increase (decrease) in cash and cash equivalents	72.6	(26.8)

Cash and cash equivalents at period-start	153.8	168.1
Cash and cash equivalents at period-end	$226.4	$141.3

See “Notes to unaudited consolidated financial statements.”

KEY RATIOS (UNAUDITED)
(Dollars in millions, except per share data)

	Quarter January – March
	2008	2007

Earnings per share – basic 1)	$1.11	$0.91
Earnings per share – diluted 1)	$1.11	$0.91
Equity per share	$32.96	$30.62
Cash dividend per share - declared	$0.39	$0.39
Cash dividend per share – paid	$0.39	$0.37
Operating working capital 3)	$656	$819
Capital employed	$3,610	$3,570
Net debt 3)	$1,213	$1,133
Net debt to capitalization, %3)4)	33	31

Gross margin, % 5)	19.1	19.9
Operating margin, % 6)	7.0	7.4

Return on shareholders’ equity, %	13.7	12.1
Return on capital employed, %	14.4	14.6

Weighted average no. of shares in millions 1)2)	73.7	80.3
No. of shares at period-end in millions 7)	72.7	79.6
No. of employees at period-end	36,100	35,500
Headcount at period-end	43,000	42,000
Days receivables outstanding 8)	67	74
Days inventory outstanding 9)	33	31

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
March 31, 2008

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

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv's reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

1.2 Receivables
During the first quarter of 2008, the Company sold receivables related to selected customers with high credit worthiness as a means of saving interest cost. The receivables were sold to various external financial institutions without recourse. Since the Company uses the cash received to repay debt, these factoring agreements have the effect of reducing net debt and accounts receivable. At March 31, 2008 and December 31, 2007, $131 million and $124 million, respectively, of sold receivables remained outstanding under these agreements.

1.3 Inventories
Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserve:

	March 31, 2008	December 31, 2007
Raw materials	$241.2	$214.9
Work in progress	238.0	227.6
Finished products	127.8	118.8
Total	$607.0	$561.3

1.4 Restructuring

2007
In 2007, the employee-related restructuring provisions mainly related to headcount reductions in the high-cost countries of North America and Europe, and Australia. The cash payments mainly related to North America, Europe and Australia plant consolidation initiated in 2007, 2006 and 2005. The changes in the reserves have been charged against “Other income (expense), net” in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2006 to December 31, 2007.

	Dec. 31 2006	Cash payments	Provision	Translation difference	Dec. 31 2007
Restructuring - employee related	$6.4	$(14.4)	$23.7	$1.1	$16.8

During 2007, 647 employees covered by the restructuring reserves left the Company. As of December 31, 2007, 584 employees remained who were covered by the restructuring reserves.

2008

Q1
The decrease in the employee-related restructuring provisions in the quarter mainly relates to cash payments in Europe and USA for restructuring activities initiated in 2007, 2006 and 2005. The provision has been charged against “Other income (expense), net” in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2007 to March 31, 2008.

	Dec. 31 2007	Cash payments	Provision	Translation difference	Mar. 31 2008
Restructuring - employee related	$16.8	$(3.0)	$0.3	$0.9	$15.0

During the quarter, 122 employees covered by the reserves left the Company. As of March 31, 2008, 473 employees remained who were covered by the restructuring reserves.

1.5 Product-Related Liabilities
The Company maintains reserves for product risks. Such reserves relate to product performance issues, including recall, product liability and warranty issues. The Company records liabilities for product-related risks when probable claims are identified and it is possible to reasonably estimate costs. Provisions for warranty claims are estimated based on prior experience, likely changes in performance of newer products and the mix and volume of the products sold. Cash payments have been made, in the past, for recall and warranty-related issues in connection with a variety of different products and customers. For further explanation, see Note 1.12 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities for the quarter. The provision in the first quarter of 2008 mainly relates to recalls.

	Quarter January-March
	2008	2007
Reserve at beginning of the period	$18.8	$22.8
Provision	5.9	0.5
Cash payments	(2.6)	(3.2)
Translation difference	1.4	0.1
Reserve at end of the period	$23.5	$20.2

1.6 Comprehensive Income
Comprehensive income includes net income for the year and items charged directly to equity.
	Quarter January-March
	2008	2007
Net income	$81.5	$73.2

Pension liability	(0.5)	0.2
Fair value of derivatives	0.2	(0.1)
Translation of foreign operations	55.8	16.4
Other comprehensive income	55.5	16.5

Comprehensive income	$137.0	$89.7

1.7 Business Acquisitions
There have been no acquisitions during the first quarter 2008.

1.8 New Accounting Pronouncements
The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2008:

Statement No. 157, Fair Value Measurements (“FAS-157”), establishes a framework for measuring fair value under generally accepted accounting principles in the United States, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. FAS-157 was issued in September 2006 and is effective for fiscal years beginning after November 15, 2007. For non-financial assets and liabilities which are not periodically recognized or disclosed at fair value, FAS-157 has been deferred one year. The Company adopted FAS-157 for all financial assets and liabilities required to be measured at fair value on a recurring basis, prospectively from January 1, 2008. The application of FAS-157 for financial instruments which are periodically measured at fair value did not have any significant impact on earnings nor the financial position.

Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS-159”), provides companies with an option to report selected financial assets and liabilities at fair value. The objective of FAS-159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS-159 was issued in February 2007 and is effective for fiscal years beginning after November 15, 2007. The application of FAS-159 did not have any impact on earnings nor the financial position, because the Company did not elect to use the fair value option.

Statement No. 141 (Revised), Business Combinations (“FAS-141(R)”), replaces FASB Statement No. 141. FAS-141(R) applies the acquisition method to all transactions and other events in which on entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The Statement was issued in December 2007 and is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS-160”), amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated financial statements. The Statement was issued in December 2007, and is effective for fiscal years beginning after December 15, 2008. The application of FAS-160 is not expected to have any significant impact on earnings nor the financial position.

Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FAS-161”), requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement was issued in March 2008 and is effective prospectively for fiscal years beginning after November 15, 2008. The application of FAS-161 will improve the disclosures about the Company’s derivative and hedging activities.

1.9 Income Taxes
The effective tax rate for the first three months of 2008 was 26.4%, compared with 33.0% in the first three months of 2007.  The tax rate for the full year 2007 was 33.7%, which included discrete tax costs of 1.8%. During the first quarter of 2008, several subsidiaries recorded adjustments to their estimates of prior year income tax provisions. These catch up effects in the first quarter caused a 2% reduction to the effective tax rate for the first quarter 2008. Excluding discrete items, the 2008 effective tax rate compared to 2007 has been positively impacted by higher R&D tax credits in France and a lower German tax rate due to new tax laws, as well as a lower level of losses in start-up companies. The newly enacted tax law in France resulted in an approximate 2% effective rate benefit compared to 2007 due to an increase in the level of R&D credits available. A recent decision of a French tax court has raised the possibility that a certain portion of expenditures giving rise to the R&D credits may not qualify. The issue is not fully resolved in France, and could result in a substantial reduction of the recorded R&D credits from 2005 onwards. However, we have concluded that there is a sound technical basis to claim the full amount of the credits, and no tax reserves have been recorded.

The Company files income tax returns in the United States federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal tax authorities for years prior to 2003. With few exceptions, the Company is also no longer subject to income tax examination by U.S. state or local tax authorities for tax years prior to 2003. In addition, with few exceptions, the Company is no longer subject to income tax examinations by non-U.S. tax authorities for years before 2001. The Internal Revenue Service (“IRS”) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006 that is anticipated to be completed in 2008. In addition, the Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of March 31, 2008, as a result of those tax examinations, the Company currently is not aware of any material proposed income tax adjustments. The Company expects the completion of certain tax audits in the near term. It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions could significantly increase or decrease in some future period or periods. However, at this time, an estimate of the range of the reasonably possible outcomes is not possible.

During the first quarter 2008, the Company recorded an increase of $1.2 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2008 related to unrecognized tax benefits of prior years. In addition, the Company recorded a decrease of $1.2 million to income tax reserves for unrecognized tax benefits based on settlements with taxing authorities. Of the total unrecognized tax benefits of $48.2 million recorded at March 31, 2008, $25.0 million is classified as current tax payable and $23.2 million is classified as non-current tax payable on the balance sheet.

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three months ended March 31, 2008 or March 31, 2007.

The Net Periodic Benefit Cost increased by $2.1 million (excluding payroll tax) during the first quarter 2007 due to pension benefits that became fully accrued when Mr. Lars Westerberg retired as President and Chief Executive Officer of Autoliv Inc. on April 1, 2007, instead of June 2008 as originally planned. These pension costs are reported as Special Termination Benefit Cost for the three month period presented in the table below.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

The components of the total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Quarter January-March
	2008	2007
Service cost	$3.8	$4.0
Interest cost	3.7	3.4
Expected return on plan assets	(3.3)	(2.9)
Amortization prior service cost (credit)	(0.2)	-
Amortization of net (gain) loss	-	0.5
Special termination benefit	-	2.1

Net Periodic Benefit Cost	$4.0	$7.1

1.11 Fair Value Financial Instruments

The Company records derivatives at fair value. Any gains and losses on derivatives recorded at fair value are reflected in the consolidated statement of income. The degree of judgment utilized in measuring the fair value of the instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of asset or liability, whether the asset or liability has an established market and the characteristics specific to the transaction. Derivatives with readily active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, assets rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

Under FAS-157, there is a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by the FAS-157 hierarchy are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these asset and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3 - Assets and liabilities that have little to no pricing observability as of reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table summarizes the valuation of the Company’s derivatives by the above FAS-157 pricing observability levels:

		Fair Value Measurements at March 31, 2008
Description	Total Carrying Amount in Statement of Financial Position March 31,2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Derivatives	$22.0	-	$22.0	-
Total Assets	$22.0	-	$22.0	-

Liabilities
Derivatives	$0.9	-	$0.9	-
Total Liabilities	$0.9	-	$0.9	-

1.12 Contingent Liabilities

Product Warranty and Recalls
Autoliv is exposed to various claims for damages and compensation if products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected we face warranty and recall claims. Where such (actual or alleged) failure results, or is alleged to result, in bodily injury and/or property damage, we may also face product-liability claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by the customers may be material. However, we believe our established reserves are adequate to cover potential warranty settlements. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the appropriateness of these reserves, and adjusts them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from the Company’s recorded estimates.

The table in Note 1.5 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities from December 31, 2007 to March 31, 2008.

Legal Proceedings
Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters.

Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, it is the opinion of management that the various lawsuits to which the Company currently is a party will not have a material adverse impact on the consolidated financial position of Autoliv, but the Company cannot provide assurance that Autoliv will not experience material litigation, product liability or other losses in the future.

Litigation in France (Autoliv Holding Limited)
In 1997, Autoliv AB (a wholly-owned subsidiary of Autoliv, Inc.) acquired Marling Industries plc (“Marling”). At that time, Marling was involved in a lawsuit relating to the sale in 1992 of a French subsidiary. In May 2006, a French court ruled that Marling (now named Autoliv Holding Limited) and another entity, then part of the Marling group, had failed to disclose certain facts in connection with the 1992 sale, and appointed an expert to assess the losses suffered by the plaintiff. The acquirer of the French subsidiary has made claims for damages of approximately €40 million (approximately $63 million) but has not yet provided the court appointed expert with the materials needed to evaluate the claims. Autoliv has appealed against the May 2006 court decision and believes it has meritorious grounds for such appeal. In the opinion of the Company’s management, it is not possible to give any meaningful estimate of any financial impact that may arise from the claim. While not probable, the final outcome of this litigation may result in a loss that will have to be recorded by Autoliv, Inc. No reserves have been accrued for this dispute.

Litigation in United States (Autoliv ASP, Inc.)
In December 2003, a U.S. Federal District Court awarded a former supplier of Autoliv ASP Inc. (a wholly-owned subsidiary of Autoliv Inc.), approximately $27 million plus pre-judgment interest of approximately $7 million in connection with a commercial dispute that relates to purchase commitments made in 1995. As a result of a final court ruling in 2007, after multiple appeals, Autoliv ASP was held liable to the former supplier and deposited a total of $36.4 million with the District Court in fulfillment of the award. The incremental cost of the legal settlement in 2007 of $30.4 million was charged to “other income (expense), net” in the income statement. On November 14, 2007, the District Court issued an order to the effect that Autoliv ASP had fully and completely satisfied the judgment. There remains an open issue as to the calculation of the pre-judgment interest. The former supplier has sought an additional $4.9 million that it attributes to pre-judgment interest and on November 15, 2007, filed a notice of appeal from the District Court’s decision. Although the District Court denied the former supplier’s original motion seeking the additional pre-judgment interest, and Autoliv ASP believes it has meritorious grounds to oppose the appeal, the Court of Appeals may award the supplier some or all of the additional interest sought. Autoliv has not made any reserves for any additional interest which could be awarded the former supplier.

The Company believes that it is currently reasonably insured against significant warranty, recall and product (as well as other) liability risks, at levels sufficient to cover potential claims that are reasonably likely to arise in our businesses. Autoliv cannot be assured that the level of coverage will be sufficient to cover every possible claim that can arise in our businesses, now or in the future, or that such coverage always will be available on our current market should we, now or in the future, wish to extend or increase insurance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2007 Annual Report on Form 10-K/A filed with the SEC on February 22, 2008. Unless otherwise noted, all dollar amounts are in millions.

Autoliv is the world's largest automotive safety system supplier with sales to all the leading vehicle manufacturers in the world. Autoliv develops, markets and manufactures airbags, seatbelts, safety electronics, steering wheels, anti-whiplash systems, child safety as well as night vision systems and other active safety systems. Autoliv accounts for more than one third of its market. Autoliv has manufacturing facilities in 29 vehicle-producing countries.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007

Market overview
During the three-month period January through March 2008, global light vehicle production is estimated to have increased by slightly more than 2% compared to the same quarter 2007. However, in North America and Western Europe, where Autoliv derives approximately 70% of its revenues, light vehicle production is estimated to have dropped by almost 9% and nearly 3%, respectively.

In Europe, where Autoliv generates more than half of its sales, light vehicle production is estimated to have risen by nearly 2% due to a 15% increase in Eastern Europe.

In North America, which accounts for slightly more than one fifth of sales, the drop in light vehicle production of close to 9% was due to GM, Ford and Chrysler (“the Detroit 3”) cutting their production by 13%, as an average. GM reduced its production by 17%, partly due to a strike at a supplier. Ford reduced its production by 6% and Chrysler by 16%. The Asian and European vehicle manufacturers decreased their production in North America by 1%.

In Japan, which accounts for one tenth of consolidated sales, light vehicle production increased by close to 6%.

In the Rest of the World, which accounts for slightly more than a tenth of sales, light vehicle production is estimated to have grown by 10%.

Consolidated Sales
The Company has substantial operations outside the United States and currently more than 75% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S. dollar exchange rates. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

	Reconciliation of the change in “Organic sales” to GAAP financial measure
	Components of net sales increase (decrease) Quarter January-March, 2008 (Dollars in millions)
	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	(3.7)	(34.8)	(11.0)	(49.2)	20.6	30.0	5.2	9.0	(2.7)	(45.0)
Impact of acquisitions/ divestments	-	-	-	-	-	-	8.4	14.5	0.9	14.5
Effect of exchange rates	13.9	129.9	0.3	1.3	13.4	19.6	4.7	8.2	9.4	159.0

Reported net sales change	10.2	95.1	(10.7)	(47.9)	34.0	49.6	18.3	31.7	7.6	128.5

During the quarter, Autoliv’s consolidated net sales rose by 7.6% to $1,828 million compared to the first quarter 2007. Currency translation effects boosted sales by more than 9% while the consolidation resulting from the acquisition in November 2007 of the remaining shares in Autoliv IFB Private Ltd. in India (“AIN-acquisition”) added almost 1% to consolidated sales. Excluding these effects, organic sales (i.e. sales excluding translation currency effects, and acquisitions/divestitures) declined by 2.7%, in line with expectation.

The decline in organic sales was primarily caused by the drops in North American and Western European light vehicle production. Chrysler’s previously announced cancellations and production cuts of a number of vehicle models had a negative effect of more than 1%. Sales were also affected by upcoming model change-overs for the Renault Megane, the Volkswagen Golf and other important vehicle models for Autoliv. These effects were partially offset by a 21% organic sales increase in Japan and a 5% increase in the Rest of the World. Sales of head curtain airbags also continued to grow organically despite the weaknesses in its major markets in Western Europe and North America.

Daimler, Nissan, Toyota, Fiat and AvtoVaz, primarily, had a favorable effect on organic sales due to new business, higher installation rates of Autoliv’s safety products or increased vehicle production.

Sales by Product
Sales of airbag products (including steering wheels and electronics) increased by 5% to $1,159 million. Excluding currency effects of 9%, organic sales decreased by 4%, mainly as a result of the general declines in North American and Western European light vehicle production, exacerbated by Chrysler’s model cancellations. Pricing pressure, particularly on frontal airbags, also reduced sales, while sales of curtain airbags continued to grow organically and organic sales of steering wheels remained flat, thereby withstanding the market headwinds in North America and Western Europe.

Sales of seatbelt products (including Seat Sub-Systems) rose by 12% to $668 million due to currency effects of 11% and the AIN-acquisition of 2%. Excluding these effects, sales declined organically by 1% due to the decline of the Sub Seat Systems business. Consequently organic sales for the core seatbelt business continued to grow by 1% despite the headwinds from North America and Western Europe. This performance reflects both the light vehicle production in emerging markets and the increasing demand for active seatbelts in the established markets.

Sales by Region
Sales from Autoliv’s European companies rose by 10% to $1,029 million due to favorable currency effects of 14%. Organic sales declined by less than 4%, which was virtually in line with the 3% decline in light vehicle production in Western Europe where Autoliv derives 90% of its European revenues. This performance by Autoliv was in spite of an unfavourable vehicle model mix, partly resulting from the scale-down of production of Europe’s two best-selling platforms (the Mégane and the Golf) in preparation for the shift to the upcoming new models. Sales were favorably impacted by continued growing demand for side curtain airbags and knee airbags, as well as by strong vehicle production in Eastern Europe. Organic sales were driven by models such as Audi’s A4; Fiat’s 500; Ford’s Mondeo; Kia’s Cee’d; Mercedes C-class and Renault’s Laguna.

Sales from Autoliv’s North American companies declined by 11% to $398 million compared to the 9% decrease in the region’s light vehicle production. This difference is due to an unfavourable vehicle model mix, exacerbated by Chrysler’s cancellations of several important vehicle models for Autoliv.  In seatbelts, Autoliv reached virtually the same sales as for the same quarter 2007, thereby offsetting the 9% reduction in North American light vehicle production and increasing market share.

Sales from Autoliv’s companies in Japan jumped by 34% to $196 million. Excluding currency effects of 13%, sales grew organically by 21% which was much more than the 6% increase in Japanese light vehicle production. This was due to outperformance in virtually all product lines, spearheaded by a 62% organic growth for curtain airbags. Sales were driven by new business launches and/or strong demand for Lexus’s LX470; Mazda’s Axela and Demio; Nissan’s Rogue; Samsung’s QM5; Mitsubishi’s Outlander and Toyota’s Hilux, LandCruiser, Vitz, Voxy and Zone.

Sales from Autoliv’s companies in the Rest of the World (RoW) rose by 18% to $205 million. The AIN-acquisition in India added 8% and currency effects added another 5%. Organic sales growth of 5% was driven by a 12% increase in seatbelts, which was even better than the Region’s light vehicle production increase of 10%. Sales were particularly strong in China and Brazil, partially as a result of new business for Chery’s S; Chrysler’s Sebring; Ford’s Mondeo; Honda’s CRV, Mazda’s Demio, Nissan’s Qashqai, Skoda’s Octavia and Volkswagen’s Passat and Santana.

Earnings for the Three-Month Period Ended March 31, 2008
During the quarter, gross profit improved by 4% or $12 million to $350 million, although gross margin declined to 19.1% from 19.9% in the first quarter 2007. Approximately half of this 0.8 percentage point decline was due to the depreciation of the Turkish Lira and currency transaction effects. There was also a negative product and regional mix effect. The impact from higher raw material prices was approximately 0.1 percentage point.

Operating income increased by 1% or slightly more than $1 million to $127 million due to higher gross profit. Operating margin declined from 7.4 to 7.0%, slightly better than the guidance of “close to 7.0%”. Half of the decline in gross margin was offset by improvements in operating expenses of 0.4 percentage points, primarily due to improved utilization of research and development resources. R,D&E in relation to sales declined to 6.2% from 6.6%. Selling, General and Administrative (S,G&A) expense rose, however, by $11 million to 5.6% of sales from 5.4%. This increase was mainly due to currency translation effects and the fact that the Easter holidays fell in the first quarter this year resulting in fewer sales days than in the first quarter 2007.

During the quarter, operating income was negatively affected by employee-related expenses of $0.3 million in connection with restructuring of (mainly textile) operations in high-cost countries. During the quarter, 122 employees covered by the restructuring reserves left the Company.

Income before taxes was unchanged at $113 million. The higher operating income was offset by higher interest expense net as a result of higher average net debt due to the share repurchase program and two acquisitions during the last twelve months.

Net income increased by 11% or $8 million to $82 million due to a lower effective tax rate of 26.4% compared to 33.0% for the same quarter 2007. Discrete tax items reduced the rate by 2 percentage points. The remaining decrease is primarily the result of higher R&D tax credits in France and a lower German tax rate due to new tax laws as well as a lower level of losses in start-up companies.

Earnings per share rose by 22% to $1.11 from $0.91 in the first quarter 2007. The share repurchase program had a favorable impact of 13 cents and the lower effective tax rate of 10 cents, partially offset by negative currency effects of 2 cents and a decline in the underlying income of 1 cent . The average number of shares outstanding decreased by 8% to 73.7 million.

Return on capital employed stood virtually unchanged at 14% while return on equity improved to 14% from 12%.

LIQUIDITY AND SOURCES OF CAPITAL

The Company uses the non-GAAP measure “Operating working capital” as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are by contrast managed as part of the Company’s overall debt management.

Reconciliation of “Operating working capital” to GAAP financial measure (Dollars in millions)

	March 31, 2008	December 31, 2007	March 31, 2007

Total current assets	$2,378.6	$2,095.2	$2,235.1
Total current liabilities	(2,092.1)	(1,663.3)	(1,631.7)
Working capital	286.5	431.9	603.4
Cash and cash equivalents	(226.4)	(153.8)	(141.3)
Short-term debt	569.2	311.9	325.9
Derivative asset and liability, current	(1.7)	(4.4)	(0.3)
Dividends payable	28.5	28.8	31.2
Operating working capital	$656.1	$614.4	$818.9

The strong cash flow trend from the fourth quarter 2007 continued and cash flow from operating activities improved to $165 million compared with $90 million in the first quarter 2007. Cash flow before financing was $100 million compared to a negative $63 million due to an acquisition for $80 million in the corresponding quarter 2007. During the latest 12-months, the Company has generated operating cash flow of $856 million and of $512 million before financing but after acquisitions of $47 million. Factoring had a negative impact of $3 million on cash flow for the quarter and a positive effect of $23 million during the twelve month period.

Capital expenditures, net, of $59 million during the quarter was $25 million less than depreciation and amortization of $84 million and $16 million less than capital expenditures, net, during the same quarter 2007.

Autoliv has a target that operating working capital should not exceed 10% of sales. During the quarter, the Company continued to meet this target, although the ratio rose to 9.5% from an unusually low level of 9.1% at the end of 2007. Compared to a year ago, the ratio improved from 13.0%.

In relation to days sales outstanding, receivables decreased to 67 days from 74 a year ago but increased sequentially from 64 days at the end of 2007. Days inventory was 33, as it was at the end of the previous quarter, but increased from 31 days from a year ago.

The Company uses the non-GAAP measure “Net debt” as defined in the table below in its communication with investors regarding its capital structure and as the relevant metric monitoring its overall debt management. The reconciling items used to derive this measure are managed as part of overall debt management. This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

Autoliv’s policy is to maintain a leverage ratio that is significantly below 3.0 times and an interest coverage ratio significantly above 2.75 times. On March 31, these ratios were 1.5 and 9.5 respectively. Leverage ratio is measured as net debt (including pension liabilities) in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and interest-coverage ratio as operating income (excluding amortization of intangibles) in relation to interest expense, net.

Reconciliation of “Net debt” to GAAP financial measure (Dollars in millions)

	March 31, 2008	December 31, 2007	March 31, 2007

Short-term debt	$569.2	$311.9	$325.9
Long-term debt	891.4	1,040.3	953.1
Total debt	1,460.6	1,352.2	1,279.0
Cash and cash equivalents	(226.4)	(153.8)	(141.3)
Debt-related derivatives	(20.8)	(16.5)	(5.0)
Net debt	$1,213.4	$1,181.9	$1,132.7

During the quarter, net debt increased by $31 million to $1,213 million primarily due to currency effects, while gross interest-bearing debt increased by $108 million to $1,461 million. The net debt to capitalization ratio stood unchanged during the quarter at 33%.

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

Reconciliation of “Leverage ratio” to GAAP financial measure (Dollars in millions)

	March 31, 2008	March 31, 2007

Net debt 2)	$1,213.4	$1,132.7
Pension liabilities	63.7	92.2
Net debt per the policy	$1,277.1	$1,224.9

Income before income taxes 3)	$446.5	$461.5
Plus: Interest expense, net 1) 3)	55.1	43.3
Depreciation and amortization of intangibles (incl. impairment write-offs) 3)	325.2	309.6

EBITDA per the Policy 3)	$826.8	$814.4

Net debt to EBITDA ratio	1.5	1.5

1)	Interest expense, net, is interest expense less interest income.
2)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3)	Latest 12-months.

Reconciliation of “Interest coverage ratio” to GAAP financial measure (Dollars in millions)

	March 31, 2008	March 31, 2007
Operating income 2)	$503.3	$505.5

Amortization of intangibles (incl. impairment write-offs) 2)	19.6	18.2
Operating profit per the Policy2)	$522.9	$523.7

Interest expense, net 1) 2)	55.1	43.3

Interest coverage ratio	9.5	12.1

1)	Interest expense, net, is interest expense less interest income.
2)	Latest 12-months.

During the quarter, equity increased by $47 million to $2,396 million or to $32.96 per share. Equity increased by $82 million from net income, by $56 million from favorable currency effects, and by $2 million from the effects of exercise of stock options. Equity decreased by $63 million from share repurchases, by $29 million from dividends and $1 million from adjustments related to pension liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount
Total headcount (employees plus temporary hourly workers) amounted to 43,000, an increase of 1,000 during the last 12-month period primarily due to the AIN-acquisition that added 600. The increase was concentrated in low-cost countries (LCC), while headcount in high-cost countries (HCC) continued to decline. As a result, 53% of headcount (and 55% of permanent employees excluding temporaries) were in LCC compared to 47% (and 49%, respectively) a year ago and less than 10% nine years ago, when the reallocation program was started. Of total headcount, 16% are temporary workers.

Prospects
During the second quarter, global light vehicle production is expected to increase by 1%. However, in North America and Western Europe the production is expected to continue to decline; by close to 11% and 4%, respectively. Despite these headwinds from the largest markets, organic sales are expected to grow by approximately 2%. The AIN acquisition is expected to add close to 1% and currency effects 11%, provided that the current exchange rates prevail. Based on these assumptions, consolidated sales are expected to increase by approximately 14% compared to the same quarter 2007. Operating margin is expected to improve from the first quarter and reach at least the 7.7% level achieved on a comparable basis (i.e. excluding a one-time legal cost) in the second quarter 2007 despite higher-than-expected raw material prices and other headwinds.

For the full year 2008, Autoliv maintains its guidance of an operating margin in the range of 8.0% to 8.5%. However, due to the current market situation for commodities and light vehicle production it is increasingly difficult to predict the impact on Autoliv of these uncertain factors. Given the continued decline of the U.S. dollar, consolidated sales for the full year 2008 are now expected to grow by more than 10%, a revision from 7% based on the exchange rates in January. The expected growth in organic sales remains unchanged at 2%. The projected effective tax rate for the year is also revised to around 28% from 31% previously communicated.

OTHER RECENT EVENTS

Launches in the 1st quarter 2008
•	Ford’s new Kuga: Driver airbag, side airbags, inflatable curtains and seatbelts
•	Mazda’s new Demio/2: Steering wheel and safety electronics
•	Honda’s new Accord: Side airbags and inflatable curtains
•	Acura’s new TSX: Side airbags and inflatable curtains
•	Nissan’s new Teana: Side airbags, inflatable curtains and safety electronics
•	Infiniti’s New FX: Passenger airbag and safety electronics
•	Brilliance’s A1: Seatbelts
•	Think’s Nordic: Driver airbag, passenger airbag and seatbelts with pretensioners
•	Citroën’s new Berlingo and Peugeot’s new Partner: Safety electronics
•	Renault’s Modus: Safety electronics
•	Tata’s new Indica: Driver airbag, passenger airbag, side airbags, inflatable curtains and seatbelts with pretensioners
•	Toyota’s new Crown Majesta: Passenger airbag
•	Skoda’s new Superb: Passenger airbag, inflatable curtains, seatbelts with pretensioners

Other Significant Events

• During the quarter, the Company repurchased 1,239,000 shares for $63 million at an average cost of $50.99 per share. Since the repurchasing program was adopted in 2000, the Company has bought back 31.8 million shares for $1,363 million at an average cost of $42.80 per share compared to the share price at the end of the quarter of $50.20. Under the existing authorizations, an additional 5.7 million shares can be repurchased.

• The Company has appointed Marika Fredriksson as Vice President and Chief Financial Officer (CFO) as of September 1. She is currently Senior Vice President Finance & Strategy and CFO of Volvo Construction Equipment in Brussels. She will succeed Magnus Lindquist who will become partner in a private equity firm on May 15. During the time until Marika Fredriksson assumes her new position, Mats Wallin will be acting CFO in parallel with his regular duties as Head of Corporate Control.

• To increase capacity Autoliv has completed construction work for a new plant in Guangzhou in Southern China. The new bigger plant replaces an old leased facility. Phase I of the plant has a building area of 8,000 square meters (86,100 sq. feet) and required an investment of $6.5 million, including manufacturing lines.

• At Toyota’s Global Supplier Convention in Nagoya Autoliv was honored for its new Inflatable Curtain design developed for the new Toyota Sequoia. This is the third consecutive year Autoliv has won a Toyota supplier award.

• Autoliv has also received an Outstanding Performance Award from General Motors. This was also the third consecutive year Autoliv was recognized in this way by GM.

Dividend and Next Report
A quarterly dividend of 39 cents per share has been declared for the second quarter which will be paid on June 5 to shareholders of record as of May 8, 2008. The ex-date, when the stock trades without the right to the dividend is May 6, 2008.

Autoliv intends to publish the quarterly report for the second quarter on Tuesday July 22, 2008.

Annual General Meeting of Shareholders
The Annual General Meeting of Shareholders will be held in Chicago on May 6, 2008. Shareholders of record at the close of business on March 7 are entitled to be present and vote at the Meeting. Notice of the General Meeting was mailed in March to Autoliv's shareholders.

Shareholders are urged to vote on-line on the Internet or return their proxy cards even if they do not plan on attending the Annual General Meeting.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of March 31, 2008, the Company’s future contractual obligations, have not changed significantly from the amounts reported in the 2007 Annual Report on Form 10-K/A filed with the SEC on February 22, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2008, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2007 Annual Report on Form 10-K/A filed with the SEC on February 22, 2008.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1A.   RISK FACTORS

As of March 31, 2008, there have been no material changes in the information that was provided in the Company’s 2007 Annual Report on Form 10-K/A filed with the SEC on February 22, 2008.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the first quarter of 2008, Autoliv repurchased 1,239,000 of its shares for $63.2 million at an average price of $50.91. Since the repurchasing program was adopted in 2000, Autoliv has bought back 31.8 million shares at an average price of $42.73 per share. Under the existing authorizations, another 5.7 million shares may be repurchased. Below is a summary of Autoliv's common stock repurchases by month for the quarter ended March 31, 2008:

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE Total Number of Shares		Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Date	Total Number of Shares Purchased	Average Price in USD Paid per Share	Total Number of Shares Purchased	Average Price in USD Paid per Share	Purchased as Part of Publicly Announced Plans or Programs	Average Price in USD Paid per Share

January 1- 31

Total	0	0.0000	0	0.0000	0	0.0000	6,897,505

February 1-29

Total	349,200	51.6603	327,700	51.5641	676,900	51.6137	6,220,605

March 1-31

Total	255,000	50.1493	307,100	49.9850	562,100	50.0595	5,658,505

Total	604,200	51.0226	634,800	50.8001	1,239,000	50.9086	5,658,505

1.	Announcement of share buyback program with authorization to buy back 10 million shares made on May 9, 2000.
2.	Announcement of expansion of existing share buyback program from 10 million shares to 20 million shares made on April 30, 2003.
3.	Announcement of expansion of existing share buyback program from 20 million shares to 30 million shares made on December 15, 2005.
4.	Announcement of expansion of existing share buyback program from 30 million shares to 37.5 million shares made on November 8, 2007.
5.	The share buyback program does not have an expiration date.

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

11
Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Company's Annual Report on Form 10-K/A (File No. 1-12933, filing date February 22, 2008) and is incorporated herein by reference.

31.1 ****	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 ****	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1****	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2****	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed in 10-K for the fiscal year ended 2002. ** Filed in 10-K for the fiscal year ended 2003. *** Filed in 10-Q for the third quarter 2007. **** Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 23, 2008

AUTOLIV, INC.
(Registrant)

By:	/s/ Magnus Lindquist

Magnus Lindquist
Vice President
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)