Form 10-Q
period 2008-06-30
AUTOLIV INC
filed 2008-07-23
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 18, 2008, there were 71,931,644 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are those that address activities, events or developments that Autoliv, Inc. (“Autoliv”, the “Company” or “we”) or its management believes or anticipates may occur in the future, including statements relating to industry trends, business opportunities, sales contracts, sales backlog, ongoing commercial arrangements and discussions, as well as any statements about future operating performance or financial results.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety or reasons, including without limitation, changes in and the successful execution of the action program discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material costs, particularly commodity and energy costs, changes in consumer preferences for end products, customer losses and changes in regulatory conditions, as well the risks identified in Item 1A “Risk Factors” in this report. Except for the Company's ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicity any forward-looking statements whether as a result of new information or future events.

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

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in millions, except per share data)

	Quarter April - June		First six months January - June
	2008	2007	2008	2007
Net sales
- Airbag products	$1,207.4	$1,125.0	$2,366.8	$2,229.3
- Seatbelt products	700.3	603.3	1,368.6	1,198.2
Total net sales	1,907.7	1,728.3	3,735.4	3,427.5

Cost of sales	(1,536.0)	(1,384.6)	(3,014.1)	(2,746.4)
Gross profit	371.7	343.7	721.3	681.1

Selling, general & administrative expenses	(102.0)	(93.6)	(204.9)	(185.9)
Research, development & engineering expenses	(109.6)	(109.7)	(222.5)	(221.3)
Amortization of intangibles	(5.7)	(2.7)	(11.9)	(9.6)
Other income (expense), net	(6.2)	(35.8)	(6.5)	(36.4)
Operating income	148.2	101.9	275.5	227.9

Equity in earnings of affiliates	1.1	2.0	2.2	3.3
Interest income	1.8	1.8	3.4	3.8
Interest expense	(15.9)	(14.4)	(32.2)	(29.5)
Other financial items, net	(0.6)	(2.5)	(0.8)	(3.5)
Income before income taxes	134.6	88.8	248.1	202.0

Income taxes	(42.0)	(29.4)	(72.0)	(66.7)
Minority interests in subsidiaries	(2.2)	(1.9)	(4.2)	(4.6)
Net income	$90.4	$57.5	$171.9	$130.7

Earnings per share – basic	$1.25	$0.73	$2.36	$1.64
Earnings per share – diluted	$1.24	$0.72	$2.35	$1.63

Weighted average number of shares outstanding, net of treasury shares (in millions)	72.4	79.2	72.9	79.6

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	72.7	79.6	73.2	80.0

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	71.9	78.7	71.9	78.7

Cash dividend per share – declared	$0.41	$0.39	$0.80	$0.78
Cash dividend per share – paid	$0.39	$0.39	$0.78	$0.76

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30, 2008	December 31, 2007

	(unaudited)
Assets
Cash & cash equivalents	$127.1	$153.8
Receivables	1,408.2	1,230.7
Inventories	649.5	561.3
Other current assets	165.8	149.4
Total current assets	2,350.6	2,095.2

Property, plant & equipment, net	1,291.0	1,259.8
Investments and other non-current assets	197.8	190.9
Goodwill	1,613.1	1,613.4
Intangible assets, net	136.4	146.1
Total assets	$5,588.9	$5,305.4

Liabilities and shareholders’ equity
Short-term debt	$583.6	$311.9
Accounts payable	936.8	834.0
Accrued expenses	406.7	315.4
Other current liabilities	238.8	202.0
Total current liabilities	2,165.9	1,663.3

Long-term debt	752.4	1,040.3
Pension liability	60.8	63.3
Other non-current liabilities	137.3	137.2
Minority interests in subsidiaries	56.5	52.2
Shareholders’ equity	2,416.0	2,349.1
Total liabilities and shareholders’ equity	$5,588.9	$5,305.4

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in millions)

	Quarter April - June		First six months January - June
	2008	2007	2008	2007

Operating activities
Net income	$90.4	$57.5	$171.9	$130.7
Depreciation and amortization	86.0	78.9	170.4	158.9
Other	(3.7)	18.4	(3.1)	18.2
Changes in operating assets and liabilities	(14.1)	156.5	(15.7)	93.3
Net cash provided by operating activities	158.6	311.3	323.5	401.1

Investing activities
Capital expenditures	(75.9)	(84.9)	(138.7)	(160.2)
Proceeds from sale of property, plant and equipment	3.5	3.8	7.4	4.6
Acquisitions of businesses and other, net	1.1	(0.1)	(5.1)	(78.1)
Net cash used in investing activities	(71.3)	(81.2)	(136.4)	(233.7)

Financing activities
Net increase (decrease) in short-term debt	18.1	(16.4)	247.0	8.8
Issuance of long-term debt	-	-	19.0	73.7
Repayments and other changes in long-term debt	(131.4)	(137.7)	(322.5)	(137.7)
Dividends paid	(28.4)	(31.0)	(57.1)	(60.6)
Shares repurchased	(45.1)	(56.4)	(108.3)	(96.6)
Stock options exercised	3.4	3.8	3.6	7.6
Other, net	(0.2)	-	(0.4)	1.5
Net cash used in financing activities	(183.6)	(237.7)	(218.7)	(203.3)

Effect of exchange rate changes on cash	(3.0)	2.4	4.9	3.9
Increase (decrease) in cash and cash equivalents	(99.3)	(5.2)	(26.7)	(32.0)

Cash and cash equivalents at period-start	226.4	141.3	153.8	168.1
Cash and cash equivalents at period-end	$127.1	$136.1	$127.1	$136.1

See “Notes to unaudited consolidated financial statements.”

KEY RATIOS (UNAUDITED)
(Dollars in millions, except per share data)

	Quarter April - June		First six months January – June
	2008	2007	2008	2007

Earnings per share – basic 1)	$1.25	$0.73	$2.36	$1.64
Earnings per share – diluted 1)	$1.24	$0.72	$2.35	$1.63
Equity per share	$33.60	$30.83	$33.60	$30.83
Cash dividend per share - declared	$0.41	$0.39	$0.80	$0.78
Cash dividend per share – paid	$0.39	$0.39	$0.78	$0.76
Operating working capital 3)	$670	$649	$670	$649
Capital employed	$3,611	$3,418	$3,611	$3,418
Net debt 3)	$1,195	$992	$1,195	$992
Net debt to capitalization, %3)4)	33	29	33	29

Gross margin, % 5)	19.5	19.9	19.3	19.9
Operating margin, % 6)	7.8	5.9	7.4	6.6

Return on shareholders’ equity, %	15.0	9.5	14.4	10.8
Return on capital employed, %	16.5	11.9	15.5	13.3

Weighted average no. of shares in millions 1)2)	72.7	79.6	73.2	80.0
No. of shares at period-end in millions 7)	71.9	78.7	71.9	78.7
No. of employees at period-end	36,400	34,600	36,400	34,600
Headcount at period-end	43,000	41,800	43,000	41,800
Days receivables outstanding 8)	68	69	68	69
Days inventory outstanding 9)	35	31	35	31

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)
June 30, 2008

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

1.2 Receivables
During the second quarter of 2008, the Company sold receivables related to selected customers with high credit worthiness as a means of saving interest cost. The receivables were sold to various external financial institutions without recourse. Since the Company uses the cash received to repay debt, these factoring agreements have the effect of reducing debt and accounts receivable. At June 30, 2008 and December 31, 2007 receivables would have been higher by $123 million and $124 million, respectively, if these agreements had not been entered into. The discount cost is recognized in "other financial items, net" in the Income Statement.

1.3 Inventories
Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserve:

	June 30, 2008	December 31, 2007
Raw materials	$247.2	$214.9
Work in progress	254.8	227.6
Finished products	147.5	118.8
Total	$649.5	$561.3

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

	December 31, 2006	Cash payments	Provision	Translation difference	December 31, 2007
Restructuring - employee related	$6.4	$(14.4)	$23.7	$1.1	$16.8

During 2007, 647 employees covered by the restructuring reserves left the Company. As of December 31, 2007, 584 employees remained who were covered by the restructuring reserves.

2008
Q1
The decrease in the employee-related restructuring liability in the quarter mainly relates to cash payments in Europe and the USA for restructuring activities initiated in 2007. The provision has been charged against “Other income (expense), net” in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2007 to March 31, 2008.

	December 31, 2007	Cash payments	Provision	Translation difference	March 31, 2008
Restructuring - employee related	$16.8	$(3.0)	$0.3	$0.9	$15.0

During the quarter, 122 employees covered by the reserves left the Company. As of March 31, 2008, 473 employees remained who were covered by the restructuring reserves.

Q2
The increase in the employee-related restructuring provisions in the second quarter mainly relate to high cost countries in Europe. Cash payments mainly relate to restructuring activities in Europe and the USA initiated in 2007. The provision has been charged against “Other income (expense), net” in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2008 to June 30, 2008.

	March 31, 2008	Cash payments	Provision	Translation difference	June 30, 2008
Restructuring - employee related	$15.0	$(1.6)	$6.0	$-	$19.4

During the quarter, 50 employees covered by the reserves left the Company. As of June 30, 2008, 506 employees remained who were covered by the restructuring reserves.

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

The table below summarizes the change in the balance sheet position of the product-related liabilities for the quarter. The provision recorded for 2008 mainly relates to recalls.

	Quarter April - June		First six months January - June
	2008	2007	2008	2007
Reserve at beginning of the period	$23.5	$20.2	$18.8	$22.8
Provision	0.7	4.0	6.6	4.5
Cash payments	(1.8)	(2.7)	(4.4)	(5.9)
Translation difference	(0.3)	0.2	1.1	0.3
Reserve at end of the period	$22.1	$21.7	$22.1	$21.7

1.6 Comprehensive Income
Comprehensive income includes net income for the year and items charged directly to equity.

	Quarter April - June		First six months January – June
	2008	2007	2008	2007
Net income	$90.4	$57.5	$171.9	$130.7

Pension liability	-	(0.1)	(0.5)	0.1
Fair value of derivatives	0.1	0.2	0.2	0.1
Translation of foreign operations	(0.3)	14.5	55.5	30.8
Other comprehensive income	(0.2)	14.6	55.2	31.0

Comprehensive income	$90.2	$72.1	$227.1	$161.7

1.7 Business Acquisitions
There were no acquisitions during the second quarter 2008.

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

Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FAS-161”), requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement was issued in March 2008 and is effective prospectively for fiscal years beginning after November 15, 2008. The application of FAS-161 will expand the disclosures in regards to the Company’s derivative and hedging activities.

FASB Staff Position (FSP), Determination of the Useful Life of Intangible Assets (“FAS 142-3”), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The Statement was issued in April 2008, and is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this FSP for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date.

1.9 Income Taxes
The effective tax rate for the first six months of 2008 was 29.0%, compared with 33.0% in the first half of 2007.  The tax rate for the first six months of 2008 included discrete tax cost of 0.8%.  The impact of discrete tax items in the first half of 2007 was negligible. The tax rate for the full year 2007 was 33.7%, which included discrete tax costs of 1.8%. During the first quarter of 2008, several subsidiaries recorded adjustments to their estimates of prior year income tax provisions. These catch up effects in the first quarter caused a 2% reduction to the effective tax rate in the first quarter of 2008. During the second quarter of 2008, the Company accrued additional adjustments to unrecognized tax benefits related to on-going tax audits of various non-US subsidiaries.  In addition, in the second quarter, several subsidiaries recorded adjustments to their estimates of prior year income tax provisions.  The adjustments recorded in the second quarter caused a 3% increase to the effective tax rate in the second quarter 2008.  Excluding discrete items, the projected 2008 effective tax rate compared to 2007 has been positively impacted by higher R&D tax credits in France and a lower German tax rate due to new tax laws, as well as a lower level of losses in start-up companies. During the first quarter of 2008, a recent decision of a French Tax Court had raised the possibility that a certain portion of expenditures giving rise to the R&D credits may not qualify. However, the French tax authorities have subsequently issued guidance confirming that, despite the Court ruling, such expenditures do qualify for the R&D credit.

The Company files income tax returns in the United States federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal tax authorities for years prior to 2003. With few exceptions, the Company is also no longer subject to income tax examination by U.S. state or local tax authorities for tax years prior to 2003. In addition, with few exceptions, the Company is no longer subject to income tax examinations by non-U.S. tax authorities for years before 2001. The Internal Revenue Service (“IRS”) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006 that is anticipated to be completed in 2008. In addition, the Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of June 30, 2008, as a result of those tax examinations, the Company currently is not aware of any material proposed income tax adjustments. The Company expects the completion of certain tax audits in the near term. It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions could significantly increase or decrease in some future period or periods. However, at this time, an estimate of the range of the reasonably possible outcomes is not possible.

During the second quarter 2008, the Company recorded an increase of $4.8 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2008 related to unrecognized tax benefits of prior years. During the first quarter 2008, the Company recorded an increase of $1.2 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2008 related to unrecognized tax benefits of prior years. In addition, during the first quarter 2008, the Company recorded a decrease of $1.2 million to income tax reserves for unrecognized tax benefits based on settlements with taxing authorities. Of the total unrecognized tax benefits of $53.0 million recorded at June 30, 2008, $29.0 million is classified as current tax payable and $24.0 million is classified as non-current tax payable on the balance sheet.

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the six months ended June 30, 2008 or June 30, 2007.

The Net Periodic Benefit Cost increased by $2.1 million (excluding payroll tax) during the first quarter 2007 due to pension benefits that became fully accrued when Mr. Lars Westerberg retired as President and Chief Executive Officer of Autoliv Inc. on April 1, 2007, instead of June 2008 as originally planned. These pension costs are reported as Special Termination Benefit Cost for the six month period 2007 presented in the table below.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

The components of the total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Quarter April - June		First six months January - June
	2008	2007	2008	2007
Service cost	$3.8	$3.8	$7.6	$7.8
Interest cost	3.7	3.5	7.4	6.9
Expected return on plan assets	(3.3)	(2.9)	(6.6)	(5.8)
Amortization prior service cost (credit)	(0.2)	0.1	(0.4)	0.1
Amortization of net (gain) loss	-	0.4	-	0.9
Special termination benefit	-	-	-	2.1

Net Periodic Benefit Cost	$4.0	$4.9	$8.0	$12.0

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

There were no changes in the Company’s valuation techniques during the six months ended June 30, 2008.

The following table summarizes the valuation of the Company’s derivatives by the above FAS-157 pricing observability levels:

		Fair Value Measurements at June 30, 2008
Description	Total Carrying Amount in Statement of Financial Position June 30,2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Derivatives	$15.8	-	$15.8	-
Total Assets	$15.8	-	$15.8	-

Liabilities
Derivatives	$1.2	-	$1.2	-
Total Liabilities	$1.2	-	$1.2	-

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

The table in Note 1.5 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and six month periods ended June 30, 2008 and June 30, 2007.

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

Litigation in United States (Autoliv ASP, Inc.)
In December 2003, a U.S. Federal District Court awarded a former supplier of Autoliv ASP Inc. (a wholly-owned subsidiary of Autoliv Inc.), approximately $27 million plus pre-judgment interest of approximately $7 million in connection with a commercial dispute that relates to purchase commitments made in 1995. As a result of a final court ruling in 2007, after multiple appeals, Autoliv ASP was held liable to the former supplier and deposited a total of $36.4 million with the District Court in fulfillment of the award. The incremental cost of the legal settlement in 2007 of $30.4 million was charged to “other income (expense), net” in the income statement. On November 14, 2007, the District Court issued an order to the effect that Autoliv ASP had fully and completely satisfied the judgment. There remains an open issue as to the calculation of the pre-judgment interest. The former supplier sought an additional $4.9 million that it attributes to pre-judgment interest and on November 15, 2007, filed a notice of appeal from the District Court’s decision. On July 10, 2008, the Court of Appeals affirmed the District Court’s decision.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007

Market overview

During the second quarter 2008, global light vehicle production is estimated by CSM and J.D. Power to have increased by 2% compared to the same quarter 2007. However, light vehicle production in the Triad declined by almost 2%.

In Europe (including Eastern Europe), where Autoliv generates more than half of its revenues, light vehicle production is estimated to have risen by 5%. This was due to Eastern Europe where production rose by more than 20%, while production in Western Europe declined by 1%. European light vehicle production was 4 percentage points better than expected thanks to strong demand for small, fuel-efficient cars. These cars still tend to have less safety content than European vehicles on average. As a result, the shift in production mix was negative for Autoliv.

In North America, which accounts for approximately one fifth of consolidated revenues, light vehicle production declined by 15% which was 4 percentage points lower than expected. Production of light trucks dropped by 22%, while production of passenger cars shrunk by 5%. GM, Ford and Chrysler (“the Detroit 3”) cut their production by nearly 22%, which was 5 percentage points more than planned. The Asian and European vehicle manufacturers reduced their production by slightly more than 1%.

In Japan, which accounts for almost one tenth of Autoliv’s consolidated sales, light vehicle production grew by 5%.

In the Rest of the World (RoW), which accounts for slightly more than one tenth of sales, light vehicle production grew by 11%.

Autoliv’s market is driven not only by vehicle production but also by the fact that vehicles are being equipped with more safety systems in response to new crash test programs and regulations. For instance, both NHTSA in the U.S. and the EuroNCAP are in the process of reviewing their crash-test rating programs which could help drive increased safety content in new vehicle models.

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

	Reconciliation of the change in “Organic sales” to GAAP financial measure
	Components of net sales increase (decrease) Quarter April-June, 2008 (Dollars in millions)

	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	(0.3)	(2.8)	(12.3)	(55.2)	12.3	18.1	13.3	25.6	(0.8)	(14.3)
Impact of acquisitions/ divestments	-	-	-	-	-	-	7.2	13.9	0.8	13.9
Effect of exchange rates	15.6	146.3	0.7	3.0	15.3	22.5	4.2	8.0	10.4	179.8

Reported net sales change	15.3	143.5	(11.6)	(52.2)	27.6	40.6	24.7	47.5	10.4	179.4

During the quarter, Autoliv’s consolidated net sales rose by slightly more than 10% to $1,908 million compared to the same quarter 2007. Currency translation effects boosted sales by 10% while the acquisition in November 2007 of the remaining shares in Autoliv IFB in India (“AIN-acquisition”) and the resulting consolidation of AIN added 1% to sales. Excluding these effects, organic sales (i.e. sales excluding translation currency effects, and acquisitions/ divestitures) declined by 1%. At the beginning of the quarter, organic sales were expected to grow by almost 2%; however, North American vehicle production has dropped more than anticipated and the negative mix in the European light vehicle production has been stronger than expected.

The decline in organic sales was caused by the 15% drop in North American light vehicle production. However, the Company managed to offset virtually all of this negative effect by strong performance in the Rest of the World and Japan (organic sales up 13% and 12%, respectively). Organic sales were driven by higher penetration rates of side curtain airbags and market share gains in seatbelts. Strong demand from Volkswagen, Daimler, Nissan and Avtovaz contributed the most to organic sales growth, while lower production at Renault, Chrysler and Volvo reduced sales the most.

Sales by Product
Sales of airbag products (including steering wheels and electronics) increased by 7% to $1,207 million. Excluding currency effects of 9%, organic sales declined by 2% due to the drop in North American light vehicle production. This affected primarily sales of frontal airbags and safety electronics, while organic growth in curtain airbag sales continued.

Sales of seatbelt products (including seat sub-systems) rose by 16% to $700 million. Excluding currency effects of 12% and the AIN-acquisition of 2%, organic sales grew by 2%. Virtually all of this growth was due to strong light vehicle production in emerging markets in Asia and South America. However, there was also a small increase in sales of seatbelts even in the depressed North American market.

Sales by Region
Sales from Autoliv’s European companies rose by 15% to $1,084 million due to currency effects. Organic sales were flat. Growth in sales of  curtain airbags and knee airbags was offset primarily by a decline in the non-core Sub Seat System business. Frontal airbag sales also declined due to pricing pressure and as a result of upcoming model change-overs for platforms such as the Renault Mégane. Sales of curtain airbags were driven by models such as Audi’s A4; Ford’s Galaxy, Kuga and Mondeo; Mercedes C-class; Nissan’s Qashqai; and Volkswagen’s Tiguan.

Sales from Autoliv’s North American companies declined by 12% to $397 million. The fact that Autoliv’s sales declined less than the 15% drop in the region’s light vehicle production reflects a favorable vehicle model mix for Autoliv. The Company is relatively less dependent on the production volumes of sport utility vehicles, pick-ups and other light trucks than on volumes of passenger cars. Autoliv’s performance is also a reflection of strong performance in seatbelts where sales grew despite the significant drop in light vehicle production. This was thanks to new business for Honda’s Pilot, Chevrolet’s Malibu and Chrysler’s Kahuna Journey.

Sales from Autoliv’s companies in Japan rose by nearly 28% to $188 million including favorable currency effects of 15%. Organic growth of 12% was more than twice as strong as the 5% increase in Japanese light vehicle production. Virtually all of the sales growth was due to new business for side curtains in, for instance, Acura’s TSX; Honda’s Accord; Lexus’ LX 470, and Toyota’s Alphard, Land Cruiser Prado and Vitz. Sales of side airbags for chest protection and steering wheels also grew organically.

Sales from Autoliv’s companies in the Rest of the World (RoW) rose by nearly 25% to $239 million. Excluding acquisition effects and currency effects of slightly more than 7% and 4%, respectively, sales grew organically by 13% compared to a 11% growth in the region’s light vehicle production. Autoliv’s strong performance was mainly due to market share gains in seatbelts, along with gradually growing demand for side curtain airbags. Sales were driven by new business for Nissan’s Qashqai and Teana; Peugeot’s 207; Renault’s Koleos/QM5 and Volkswagen’s Lavida.

Earnings for the Three-Month Period Ended June 30, 2008
Pricing pressure from customers remains strong while cost inflation continues to accelerate. Costs for raw materials, freight and utilities have increased by approximately $20 million. This was partially offset by improved manufacturing efficiency. Gross margin in the second quarter declined to 19.5% from 19.9% for the same period 2007. However, gross profit improved by $28 million or 8% to $372 million thanks to currency effects.

Operating income rose by $46 million to $148 million. Most of the increase was due to a $30 million provision last year for a legal dispute. Excluding this discrete item, operating income improved by 12% on a comparable basis from $132 million and operating margin rose from 7.7% to 7.8%. The Company therefore managed to offset the 0.4 percentage point decline in gross margin. This was achieved by more efficient utilization of research and development resources, and by higher engineering income. R,D&E expense, net declined to 5.7% of sales from 6.3% in the second quarter 2007. Amortization doubled to $6 million mainly as a result of a favorable discrete item in 2007. On a comparable basis amortization increased by $1 million.

During the quarter, operating income was negatively affected by employee-related expenses of $6.0 million in connection with restructuring of operations mainly in European high-cost countries.

Income before taxes rose by $46 million to $135 million. On a comparable basis, i.e. excluding the effect of the increase in legal reserves in 2007, income before taxes rose by $15 million or 13%. This was due to the $16 million improvement in operating income, partially offset by slightly higher interest expense. Interest expense, net rose by $2 million mainly as a result of higher average net debt due primarily to the share repurchase program and the AIN acquisition.

Net income rose by $33 million to $90 million primarily due to the increase in 2007 in legal reserves which had a negative after-tax effect that year of $20 million. The remaining increase of $13 million or 23% was due to improvements in pre-tax profits and a 2 percentage point lower effective tax rate. The effective tax rate of 31.2% was 3 percentage points higher than expected due to discrete tax items.

Earnings per share improved to $1.24 from 72 cents. Excluding the effect in 2007 of the increase in legal reserves, earnings per share improved from 98 cents or by 27%. Earnings per share was favorably impacted by 9 cents from currency effects, by 6 cents from the stock repurchase program, 8 cents from higher pre-tax income, and 3 cents from a lower effective tax rate. The average number of shares outstanding decreased by 9% to 72.7 million.

Return on capital employed improved to 17% from 12% and return on equity to 15% from 10%. Excluding the increase in legal reserves last year, the return on capital employed was 15% in the second quarter 2007 and the return on equity 13%.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007

Market overview
During the six-month period January - June 2008, global light vehicle production grew by 3%, whereas production in the Triad declined by half of one percent.

In Europe, light vehicle production increased by nearly 5%, due to a 20% increase in Eastern Europe. In Western Europe light vehicle production declined by 1%.

In North America, light vehicle production declined by 12% due to GM, Ford and Chrysler cutting back their production by 18%. The Asian and European vehicle manufacturers reduced their production in North America by just over 1%.

In Japan, light vehicle production increased by 5% in the six-month period.

In the Rest of the World (RoW) light vehicle production rose by 11%.

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

	Reconciliation of the change in “Organic sales” to GAAP financial measure
	Components of net sales increase (decrease) First 6 months, 2008 (Dollars in millions)

	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	(2.0)	(37.6)	(11.7)	(104.4)	16.4	48.1	9.4	34.5	(1.7)	(59.4)
Impact of acquisitions/ divestments	-	-	-	-	-	-	7.8	28.4	0.8	28.4
Effect of exchange rates	14.7	276.2	0.5	4.3	14.4	42.1	4.5	16.3	9.9	338.9

Reported net sales change	12.7	238.6	(11.2)	(100.1)	30.8	90.2	21.7	79.2	9.0	307.9

For the year’s first six months, sales increased by 9% to $3,735 million due to currency translation effects of 10% and the AIN-acquisition that added nearly 1%. An organic sales decrease of less than 2% was due to the declines in light vehicle production in North America and Western Europe. The sales decline was also due to upcoming model change-overs for the Renault Mégane, the Volkswagen Golf and other important vehicle models for Autoliv.

Sales by Product

Sales of airbag products increased by 6% to $2,367 million. Excluding currency effects of 9%, organic sales declined by 3% mainly due to the North American market.

Sales of seatbelt products increased by 14% to $1,368 million including 12% from currency effects and 2% from the AIN-acquisition. The almost flat organic sales despite the declines in vehicle production in Autoliv’s most important markets is due to strong performance in the RoW along with rapidly increasing demand in established markets for active seatbelts with electrically driven pre-crash pretensioners.

Sales by Region

Sales from Autoliv’s European companies increased by 13% to $2,113 million due to currency effects of 15%. The organic sales decline of 2% was due to a decrease in West European light vehicle production and an overall negative vehicle model mix in European light vehicle production.

Sales from Autoliv’s North American companies decreased by 11% to $794 million. Organic sales declined by 12% virtually in line with light vehicle production, while the stronger Mexican peso had a slightly positive impact. Organic growth in seatbelt sales continued even in the current tough market environment.

Sales from Autoliv companies in Japan jumped by 31% to $383 million due to organic growth and currency effects of slightly more than 16% and 14%, respectively. Organic growth was three times stronger than Japanese light vehicle production. This was mainly due to increased sales of Inflatable Curtains to such vehicles as Toyota’s Alphard, Land Cruiser Prado, Vitz and Zone.

Sales from Autoliv companies in the RoW rose by 22% to $445 million including 4% from currency effects and 8% from the AIN-acquisition. Organic growth of slightly more than 9% was driven by strong seatbelt sales primarily in China and Brazil and new business with Chrysler, Ford, Honda, Nissan, Peugeot, Renault and Volkswagen.

Earnings for the Six-Month Period Ended June 30, 2008
Gross profit increased by 6% or $40 million to $721 million due to currency effects. However, gross margin decreased to 19.3% from 19.9% due to higher raw material and other direct cost along with pricing pressure from customers.

Operating income rose by $48 million to $276 million. Most of the increase was due to the $30 million increase in 2007 legal reserves. Excluding this discrete item, operating income improved on a comparable basis by 7% from $258 million due to currency effects and productivity improvements in R,D&E. Operating margin improved to 7.4% from 6.6% but is slightly below 7.5% which represents the margin excluding the increase in legal reserves in 2007.

Income before taxes increased by 23% or $46 million to $248 million and by 7% or $16 million excluding the increase in legal reserves in 2007. Interest expense, net rose by $3 million partially offset by a reduction in cost for other financial items as a result of positive instead of negative effects from loans in foreign currencies.

Net income increased by 32% or $41 million to $172 million. Half of the increase was due to the increase in legal reserves in 2007 and the other half to better profit performance and a lower effective tax rate which declined to 29.0% from 33.0%.

Earnings per share improved to $2.35 from $1.63.  On a comparable basis (i.e. excluding the effect in 2007 of the increase in legal reserves), earnings per share improved by 24% from $1.89. Earnings per share was favorably impacted by 17 cents from the stock repurchase program, by 13 cents from a lower effective tax rate, 9 cents from currency effects and 7 cents from higher pre-tax income. The average number of shares outstanding decreased by 9% to 73.2 million.

LIQUIDITY AND SOURCES OF CAPITAL

The Company uses the non-GAAP measure “Operating working capital” as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are by contrast managed as part of the Company’s overall debt management.

Reconciliation of “Operating working capital” to GAAP financial measure (Dollars in millions)

	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007

Total current assets	$$2,350.6	$$2,378.6	$$2,095.2	$$2,120.9
Total current liabilities	(2,165.9)	(2,092.1)	(1,663.3)	(1,682.0)
Working capital	184.7	286.5	431.9	438.9
Cash and cash equivalents	(127.1)	(226.4)	(153.8)	(136.1)
Short-term debt	583.6	569.2	311.9	312.4
Derivative asset and liability, current	(4.2)	(1.7)	(4.4)	0.1
Dividends payable	32.8	28.5	28.8	33.6
Operating working capital	$$669.8	$$656.1	$$614.4	$$648.9

Cash flow for the second quarter 2008 continued to be strong despite the market headwinds. Operating cash flow amounted to $703 million for the last twelve month period and to $159 million for the quarter. Cash flow in last year’s second quarter of $311 million was exceptionally strong due to a $156 million reduction in Operating assets and liabilities. Cash flow before financing was $87 million compared to $230 million in the same quarter 2007.

Operations generated $324 million in cash and $187 million before financing compared to $401 million and $167 million during the first six months 2007.

Autoliv has a target that working capital should not exceed 10% of annual sales. During the quarter, this ratio stood unchanged at 9.5% but was reduced from 10.1% a year ago despite less factoring of receivables.

In relation to days sales outstanding, receivables increased to 68 days from 67 days at the end of the first quarter but declined from 69 days a year ago. Days inventory on-hand was 35, an increase from 31 days a year ago and from 33 days from the end of the first quarter.

Capital expenditures, net of $72 million were $14 million less than depreciation and amortization, and $9 million less than capital expenditures in the same quarter 2007. For the first six months Capital expenditures, net amounted to $131 million and depreciation and amortization to $170 million compared to $156 million and $159 million, respectively, last year.

The Company uses the non-GAAP measure “Net debt” as defined in the table below in its communication with investors regarding its capital structure and as the relevant metric monitoring its overall debt management. The reconciling items used to derive this measure are managed as part of overall debt management. This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

Autoliv’s policy is to maintain a leverage ratio that is significantly below 3.0 times and an interest coverage ratio significantly above 2.75 times. On June 30, 2008 these ratios were 1.4 and 10.1 respectively. Leverage ratio is measured as net debt (including pension liabilities) in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and interest-coverage ratio as operating income (excluding amortization of intangibles) in relation to interest expense, net.

Reconciliation of “Net debt” to GAAP financial measure (Dollars in millions)

	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007

Short-term debt	$583.6	$569.2	$311.9	$312.4
Long-term debt	752.4	891.4	1,040.3	822.3
Total debt	1,336.0	1,460.6	1,352.2	1,134.7
Cash and cash equivalents	(127.1)	(226.4)	(153.8)	(136.1)
Debt-related derivatives	(14.1)	(20.8)	(16.5)	(6.6)
Net debt	$1,194.8	$1,213.4	$1,181.9	$992.0

During the quarter, net debt decreased by $18 million to $1,195 million and gross interest-bearing debt by $125 million to $1,336 million despite stock buybacks and dividends totaling $73 million. The decreases are due to the strong cash flow while the even stronger decrease in gross debt than in net debt is due to more efficient cash management. The net debt to capitalization ratio stood unchanged at 33%. Due to dividends and stock buybacks totalling $165 million, net debt increased by $13 million since the beginning of the year despite strong cash flow. Gross interest-bearing debt decreased by $16 million to $1,336 million. Net debt to capitalization was 33% as it was at the beginning of the year but increased from 29% a year ago.

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

Reconciliation of “Leverage ratio” to GAAP financial measure (Dollars in millions)

	June 30, 2008	June 30, 2007

Net debt 2)	$1,194.8	$992.0
Pension liabilities	60.8	95.7
Net debt per the policy	$1,255.6	$1,087.7

Income before income taxes 3)	$492.3	$417.9
Plus: Interest expense, net 1) 3)	56.6	47.1
Depreciation and amortization of intangibles (incl. impairment write-offs) 3)	332.3	312.8

EBITDA per the Policy 3)	$881.2	$777.8

Net debt to EBITDA ratio	1.4	1.4

1) Interest expense, net, is interest expense less interest income.
2) Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3) Latest 12-months.

Reconciliation of “Interest coverage ratio” to GAAP financial measure (Dollars in millions)

	June 30, 2008	June 30, 2007
Operating income 2)	$549.6	$466.0

Amortization of intangibles (incl. impairment write-offs) 2)	22.6	17.1
Operating profit per the Policy2)	$572.2	$483.1

Interest expense, net 1) 2)	56.6	47.1

Interest coverage ratio	10.1	10.3

1) Interest expense, net, is interest expense less interest income.
2) Latest 12-months.

During the quarter, equity increased by $20 million to $2,416 million or to $33.60 per share. Equity increased by $90 million from net income and by $4 million from the exercise of stock options. Equity decreased by $45 million from share repurchases, by $28 million from dividends and by $1 million from currency effects.

During the first six months equity increased by $67 million despite stock repurchases of $108 million, dividends of $57 million and $1 million for an equity adjustment related to pension liabilities. Equity was favorably impacted by $172 million from net income, $55 million from currency effects, and $6 million from effects of stock compensation. Return on equity amounted to 14% and return on capital employed to 16% compared to 11% and 13%, respectively. On a comparable basis, i.e. excluding the effect in 2007 of the increase in legal reserves, return on equity improved from 12% and return on capital employed from 15%.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount
Total headcount (employees plus temporary hourly workers) at the end of June was 43,000, the same number as at the beginning of the quarter but an increase from 41,900 at the beginning of the year. During the quarter, headcount increased in low-cost countries by 300, which was completely offset by a decrease in high-cost countries. At the end of the quarter, 16% of headcount were temporaries.

Action Program
To mitigate the effects of both accelerating production cuts by customers and accelerating costs for raw materials the Company is developing an action program. The program is estimated to generate annual pre-tax savings of approximately $120 million. The savings are expected to be realized gradually, with full effect in 2010. The main items in the program are:
-	Adjustment of manufacturing capacity, including plant closures, due to lower expected vehicle production.
-	Accelerated move of sourcing to low-cost countries, consolidation of supplier base and standardization of products.
-	Reductions in overhead costs, including consolidation of tech centers.
-	Increased investments in products for small, fuel-efficient cars.
The program could affect up to 3,000 employees, both temporaries and permanent. The pre-tax cost for this program will be recorded later this year and is estimated to amount to up to $75 million.

Outlook
During the third quarter of 2008, global light vehicle production is expected to increase by nearly 4% due to Asia, Eastern Europe and South America. However, in North America and Western Europe, where Autoliv derives 70% of revenues, light vehicle production is expected to decline by 12% and 5%, respectively. These declines are expected to continue into the fourth quarter, while the strong production growth in the RoW is expected to level off. As a result, average global light vehicle production is expected to decrease by almost 1% during the fourth quarter. Given current exchange rates, currency rates are expected to boost sales by 9% in the third quarter and by 6% in the fourth quarter. The AIN-acquisition is expected to add 1% in the third quarter. Based on these assumptions, consolidated sales are expected to increase by 7% in the third quarter with the organic portion declining by 3% and consolidated sales increase by 8%  during the full year 2008 with the organic portion declining by 1%.

Operating margin will be affected by accelerating raw material costs, supplier issues, pricing pressure from customers and prolonged start-up costs in Asia due to the slow-down in production growth rate in China. An operating margin of around 5% is therefore expected for the third quarter and in the range of 7.0% to 7.5% for the full year 2008. Both margins are before severance and other restructuring costs.

The effective tax rate is projected to amount to 29%.

OTHER RECENT EVENTS

Launches in the 2nd quarter 2008
●	Alfa Romeo’s new MiTo: Seatbelts with pretensioners
●	Audi’s Q5: Inflatable curtains and seatbelts with pretensioners
●	Chery’s new A3: Seatbelts
●	Ford’s Escape: Safety electronics
●	Ford’s new Orion: Driver airbag with steering wheel, passenger airbag, side airbags, Inflatable curtains, and seatbelts with pretensioners
●	Honda’s Freed: Driver airbag with steering wheel
●	Honda’s new Pilot: Side airbags, Inflatable curtains and seatbelts with pretensioners
●	Lancia’s new Delta: Knee airbag
●	Mazda’s new Biante: Inflatable curtains and steering wheel
●	Toyota’s new Alphard: Inflatable curtains
●	Volkswagen’s Lavida: Side airbags and seatbelts with pretensioners

Other Significant Events
● During the quarter, Autoliv repurchased 803,460 shares for $45 million at an average cost of $56.22 per share and during the first six months 2,042,460 shares for $108 million at an average cost of $53.04 per share. Under the existing authorizations, an additional 4.9 million shares can be repurchased.

● Mr. Günter Brenner has been appointed President of Autoliv Europe and Executive Vice President. He is currently Vice President  General Manager, Global Occupant safety Systems of TRW. He succeeds Mr. Benoit Marsaud  who will leave this position and the COO role on July 31.  He will continue to manage selected projects reporting to the CEO.

● As previously disclosed the Company’s Chief Financial Officer (CFO) Mr. Magnus Lindquist left the Company effective May 15. He will be succeeded by Ms. Marika Fredriksson effective September 1. In the interim, Mr. Mats Wallin will be acting CFO in parallel with his regular duties as Head of Corporate Control.

● In the U.S., the National Highway Traffic Safety Administration will introduce more demanding crash tests and introduce new overall safety ratings. The new program will measure, for instance, the risk for leg injuries. It will apply to all new vehicle models as of model year 2010.

●  In Europe, the EuroNCAP will phase in new crash test criteria starting in 2009 with full implementation in 2012. The new rating system addresses the need for pedestrian protection, whiplash protection and introduces a new overall safety rating system.

Dividend and Next Report
The Company has declared a 5% increase in its quarterly dividend. This dividend for the third quarter of 41 cents per share will be paid on September 4 to shareholders of record as of August 7, 2008. The ex-date, when the stock trades without the right to the dividend is August 5, 2008.

Autoliv intends to publish the quarterly report for the third quarter on Tuesday October 21, 2008.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of June 30, 2008, the Company’s future contractual obligations, have not changed significantly from the amounts reported in the 2007 Annual Report on Form 10-K/A filed with the SEC on February 22, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2007 Annual Report on Form 10-K/A filed with the SEC on February 22, 2008.

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

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

ITEM 1A. RISK FACTORS

As of June 30, 2008, there have been no material changes in the information that was provided in the Company’s 2007 Annual Report on Form 10-K/A filed with the SEC on February 22, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the second quarter of 2008, Autoliv repurchased 803,460 of its shares for $45.2 million at an average price of $56.14. Since the repurchasing program was adopted in 2000, Autoliv has bought back 32.6 million shares at an average price of $43.06 per share. Under the existing authorizations, another 4.9 million shares may be repurchased. Below is a summary of Autoliv's common stock repurchases by month for the quarter ended June 30, 2008:

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE Total Number of Shares		Maximum Number of Shares That May Yet
Date	Total Number of Shares Purchased	Average Price in USD Paid per Share	Total Number of Shares Purchased	Average Price in USD Paid per Share	Purchased as Part of Publicly Announced Plans or Programs	Average Price in USD Paid per Share	Be Purchased Under the Plans or Programs

April 1- 30

Total	15,000	56.9923	28,510	58.0188	43,510	57.6649	5,614,995

May 1-31

Total	133,600	58.1921	236,350	58.4362	369,950	58.3480	5,245,045

June 1-30

Total	120,000	53.7922	270,000	53.9109	390,000	53.8744	4,855,045

Total	268,600	56.1594	534,860	56.1295	803,460	56.1395	4,855,045

1)	Announcement of share buyback program with authorization to buy back 10 million shares made on May 9, 2000.
2)	Announcement of expansion of existing share buyback program from 10 million shares to 20 million shares made on April 30, 2003.
3)	Announcement of expansion of existing share buyback program from 20 million shares to 30 million shares made on December 15, 2005.
4)	Announcement of expansion of existing share buyback program from 30 million shares to 37.5 million shares made on November 8, 2007.
5)	The share buyback program does not have an expiration date.

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

31.1 ****	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 ****	Certification of the Acting Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1****	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2****	Certification of the Acting Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed in 10-K for the fiscal year ended 2002. ** Filed in 10-K for the fiscal year ended 2003. *** Filed in 10-Q for the third quarter 2007. **** Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2008

AUTOLIV, INC.
(Registrant)

By:	/s/ Mats Wallin

Mats Wallin
Acting Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)