Form 10-Q
period 2008-09-30
AUTOLIV INC
filed 2008-10-22
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report
Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

Commission File No.: 1-12933

_____AUTOLIV, INC.______
(Exact name of registrant as
specified in its charter)

_____Delaware_______	______51-0378542____
(State or other jurisdic-	(I.R.S. Employer Identi-
tion of incorporation or	fication No.)
organization)

World Trade Center,
Klarabergsviadukten 70,
Box 70381,
SE-107 24 Stockholm, Sweden	____N/A__
(Address of principal executive offices)	(Zip Code)

___+46 8 587 20 600____
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 20, 2008, there were 70,301,828 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety or reasons, including without limitation, changes in and the successful execution of the action program discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material costs particularly commodity and energy costs, customer bankruptcies and industry consolidation, changes in consumer preferences for end products, customer losses and changes in regulatory conditions, availability and terms of financing necessary to fund our operations, as well the risks identified in Item 1A “Risk Factors” in this report. Except for the Company's ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicity any forward-looking statements whether as a result of new information or future events.

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
1.13 Subsequent events

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

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in millions, except per share data)

	Quarter July-September		First nine months January - September
	2008	2007	2008	2007
Net sales
- Airbag products	$979.1	$1,002.2	$3,345.9	$3,231.5
- Seatbelt products	565.6	555.0	1,934.2	1,753.2
Total net sales	1,544.7	1,557.2	5,280.1	4,984.7

Cost of sales	(1,283.7)	(1,254.9)	(4,297.8)	(4,001.3)
Gross profit	261.0	302.3	982.3	983.4

Selling, general & administrative expenses	(85.8)	(84.7)	(290.7)	(270.6)
Research, development & engineering expenses	(80.9)	(93.0)	(303.4)	(314.3)
Amortization of intangibles	(5.8)	(4.9)	(17.7)	(14.5)
Other income (expense), net	(30.2)	(9.7)	(36.7)	(46.1)
Operating income	58.3	110.0	333.8	337.9

Equity in earnings of affiliates	1.2	1.4	3.4	4.7
Interest income	3.1	2.1	6.5	5.9
Interest expense	(16.7)	(15.2)	(48.9)	(44.7)
Other financial items, net	1.3	(3.3)	0.5	(6.8)
Income before income taxes	47.2	95.0	295.3	297.0

Income taxes	(13.2)	(29.8)	(85.2)	(96.5)
Minority interests in subsidiaries	(2.8)	(2.0)	(7.0)	(6.6)
Net income	$31.2	$63.2	$203.1	$193.9

Earnings per share – basic	$0.44	$0.82	$2.81	$2.46
Earnings per share – diluted	$0.44	$0.81	$2.80	$2.45

Weighted average number of shares outstanding, net of treasury shares (in millions)	71.3	77.4	72.4	78.9

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	71.5	77.8	72.6	79.2

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	70.3	75.9	70.3	75.9

Cash dividend per share – declared	$0.41	$0.39	$1.21	$1.17
Cash dividend per share – paid	$0.41	$0.39	$1.19	$1.15

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash & cash equivalents	$213.6	$153.8
Receivables	1,226.5	1,230.7
Inventories	653.8	561.3
Other current assets	155.7	149.4
Total current assets	2,249.6	2,095.2

Property, plant & equipment, net	1,222.4	1,259.8
Investments and other non-current assets	192.0	190.9
Goodwill	1,623.0	1,613.4
Intangible assets, net	138.9	146.1
Total assets	$5,425.9	$5,305.4

Liabilities and shareholders’ equity
Short-term debt	$377.3	$311.9
Accounts payable	777.2	834.0
Accrued expenses	417.6	315.4
Other current liabilities	222.0	202.0
Total current liabilities	1,794.1	1,663.3

Long-term debt	1,121.7	1,040.3
Pension liability	52.3	63.3
Other non-current liabilities	136.1	137.2
Minority interests in subsidiaries	56.4	52.2
Shareholders’ equity	2,265,3	2,349.1
Total liabilities and shareholders’ equity	$5,425.9	$5,305.4

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in millions)

	Quarter July-September		First nine months January - September
	2008	2007	2008	2007

Operating activities
Net income	$31.2	$63.2	$203.1	$193.9
Depreciation and amortization	86.1	77.4	256.5	236.3
Other	(8.1)	(6.4)	(11.2)	11.8
Changes in operating assets and liabilities	(7.0)	13.9	(22.7)	107.2
Net cash provided by operating activities	102.2	148.1	425.7	549.2

Investing activities
Capital expenditures	(73.9)	(75.4)	(212.6)	(235.6)
Proceeds from sale of property, plant and equipment	2.8	3.2	10.2	7.8
Acquisitions of businesses and other, net	(42.5)	1.8	(47.6)	(76.3)
Net cash used in investing activities	(113.6)	(70.4)	(250.0)	(304.1)

Financing activities
Net increase (decrease) in short-term debt	(187.8)	14.9	59.2	23.7
Issuance of long-term debt	392.1	174.7	411.1	248.4
Repayments and other changes in long-term debt	-	(56.0)	(322.5)	(193.7)
Dividends paid	(29.3)	(30.6)	(86.4)	(91.2)
Shares repurchased	(65.2)	(160.4)	(173.5)	(257.0)
Stock options exercised	1.1	0.9	4.7	8.5
Other, net	(3.2)	(2.8)	(3.6)	(1.3)
Net cash provided by (used in) financing activities	107.7	(59.3)	(111.0)	(262.6)

Effect of exchange rate changes on cash	(9.8)	5.6	(4.9)	9.5
Increase (decrease) in cash and cash equivalents	86.5	24.0	59.8	(8.0)

Cash and cash equivalents at period-start	127.1	136.1	153.8	168.1
Cash and cash equivalents at period-end	$213.6	$160.1	$213.6	$160.1

See “Notes to unaudited consolidated financial statements.”

KEY RATIOS (UNAUDITED)
(Dollars in millions, except per share data)

	Quarter July-September or as of Sept. 30		Nine months January – September or as of Sept. 30
	2008	2007	2008	2007

Earnings per share – basic 1)	$0.44	$0.82	$2.81	$2.46
Earnings per share – diluted 1)	$0.44	$0.81	$2.80	$2.45
Equity per share	$32.22	$30.88	$32.22	$30.88
Cash dividend per share - declared	$0.41	$0.39	$1.21	$1.17
Cash dividend per share – paid	$0.41	$0.39	$1.19	$1.15
Operating working capital 3)	$647	$666	$647	$666
Capital employed 10)	$3,544	$3,482	$3,544	$3,482
Net debt 3)	$1,279	$1,138	$1,279	$1,138
Net debt to capitalization, %3)4)	36	32	36	32

Gross margin, % 5)	16.9	19.4	18.6	19.7
Operating margin, % 6)	3.8	7.1	6.3	6.8

Return on shareholders’ equity, %	5.3	10.6	11.5	10.8
Return on capital employed, %	6.7	12.9	12.6	13.2

Weighted average no. of shares in millions 1)2)	71.5	77.8	72.6	79.2
No. of shares at period-end in millions 7)	70.3	75.9	70.3	75.9
No. of employees at period-end 11)	35,800	35,000	35,800	35,000
Headcount at period-end 12)	41,300	41,500	41,300	41,500
Days receivables outstanding 8)	74	75	66	69
Days inventory outstanding 9)	44	36	39	33

1)    Net of treasury shares
2)    Assuming dilution
3)    See tabular presentation reconciling this non-GAAP measure to GAAP in the Management’s Discussion & Analysis of Financial Condition and Results of Operations
4)    Net debt in relation to net debt, minority and equity
5)    Gross profit relative to sales
6)    Operating income relative to sales
7)    Net of treasury shares and excluding dilution
8)    Outstanding receivables relative to average daily sales
9)    Outstanding inventory relative to average daily sales
10)  Total shareholders’ equity and net debt
11)  Employees with a continuous employment agreement, recalculated to full time equivalent heads
12)  Employees plus temporary, hourly workers

See “Notes to unaudited consolidated financial statements”.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)
September 30, 2008

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

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv's reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, filed on February 25, 2008.

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

1.2 Receivables
During the third quarter of 2008, the Company sold receivables related to selected customers with high credit worthiness as a means of saving interest cost, net of discounts. The receivables were sold to various external financial institutions without recourse. Since the Company uses the cash received to repay debt, these factoring agreements have the effect of reducing debt and accounts receivable. At September 30, 2008 and December 31, 2007 receivables would have been higher by $83 million and $124 million, respectively, if these agreements had not been entered into. The discount cost is recognized in “Other financial items, net” in the Income Statement.

1.3 Inventories
Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserve:

	September 30, 2008	December 31, 2007
Raw materials	$245.1	$214.9
Work in progress	262.6	227.6
Finished products	146.1	118.8
Total	$653.8	$561.3

1.4	Restructuring
The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with FAS-146, Accounting for Costs Associated with Exit or Disposal Activities and employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with FAS-88 and FAS-112. Impairment charges directly associated with exit or disposal activities are accounted for in accordance with FAS-144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the exit plan are not likely. Due to inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated.

The Company expects to finance these restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under existing credit facilities. The Company does not expect that the execution of these programs will have a material adverse impact on its liquidity position.

The tables below summarize the change in the balance sheet position of the restructuring reserves from December 31, 2006 to September 30, 2008.

2007

In 2007, the employee-related restructuring provisions mainly related to headcount reductions in high-cost countries throughout North America and Europe, and in Australia. The cash payments mainly related to North America, Europe and Australia plant consolidation initiated in 2007, 2006 and 2005. The provision has been charged against “Other income (expense), net” in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2006 to December 31, 2007.

	Dec. 31, 2006	Provisions	Cash payments	Non- Cash	Translation difference	December 31, 2007
Restructuring - employee related	$6.4	$23.7	$(14.4)	$-	$1.1	$16.8

Fixed asset impairments	-	-	-	-	-	-

Total	$6.4	$23.7	$(14.4)	$-	$1.1	$16.8

During 2007, 647 employees covered by the restructuring reserves left the Company. As of December 31, 2007, 584 employees remained who were covered by the restructuring reserves.

2008
Q1

The decrease in the employee-related restructuring liability in the quarter mainly relates to cash payments in Europe and North America for restructuring activities initiated in 2007. The provision has been charged against “Other income (expense), net” in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2007 to March 31, 2008.

	Dec. 31, 2007	Provisions	Cash payments	Non- Cash	Translation difference	March 31, 2008
Restructuring - employee related	$16.8	$0.3	$(3.0)	$-	$0.9	$15.0

Fixed asset impairments	-	-	-	-	-	-

Total	$16.8	$0.3	$(3.0)	$-	$0.9	$15.0

During the quarter, 122 employees covered by the reserves left the Company. As of March 31, 2008, 473 employees remained who were covered by the restructuring reserves.

Q2

The increase in the employee-related restructuring provisions in the second quarter mainly relate to headcount reductions in high cost countries in Europe. Cash payments mainly relate to restructuring activities in Europe and North America initiated in 2007. The provision has been charged against “Other income (expense), net” in the income statement. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2008 to June 30, 2008.

	March 31, 2008	Provisions	Cash payments	Non- Cash	Translation difference	June 30, 2008
Restructuring - employee related	$15.0	$6.0	$(1.6)	$-	$-	$19.4

Fixed asset impairments	-	-	-	-	-	-

Total	$15.0	$6.0	$(1.6)	$-	$-	$19.4

During the quarter, 50 employees covered by the reserves left the Company. As of June 30, 2008, 506 employees remained who were covered by the restructuring reserves.

Q3

The increase in the employee-related restructuring provisions in the third quarter mainly relate to headcount reductions in North America, Europe and Australia. The employee-related restructuring provisions have been charged against “Other income (expense), net” in the income statement. The fixed asset impairment charges recorded relate to restructuring activities in North America and Europe to write down certain machinery and equipment, buildings, and building improvements to fair value based on estimated future cash flows. The fixed asset impairments have been charged against “Cost of sales” in the income statement. Cash payments mainly relate to restructuring activities in North America, Europe and Australia. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2008 to September 30, 2008.

	June 30, 2008	Provisions	Cash payments	Non- Cash	Translation difference	September 30, 2008
Restructuring - employee related	$19.4	$27.6	$(8.4)	$-	$(1.6)	$37.0

Fixed asset impairments	-	4.2	-	(4.2)	-	-

Total	$19.4	$31.8	$(8.4)	$(4.2)	$(1.6)	$37.0

During the third quarter, 199 employees covered by the reserves left the Company. As of September 30, 2008, 1,257 employees remained who were covered by the restructuring reserves.

Action Program 2008
In July 2008 the Company announced that it was developing an action program to mitigate the effects of both accelerating production cuts by customers and accelerating costs for raw materials. The program is estimated to generate annual pre-tax savings of approximately $120 million. The savings is expected to be realized gradually, with full effect in 2010. The main items in the program are:
1.	Adjustment of manufacturing capacity, including plant closures, due to lower expected vehicle production.
2.	Accelerated move of sourcing to low-cost countries, consolidation of supplier base and standardization of products.
3.	Reductions in overhead costs, including consolidation of tech centers.
The program is expected to affect 3,000 employees, both temporaries and permanent. The pre-tax cost for this program is estimated to be $75 million. The Company continues to evaluate individual components of this program, and will accrue these components as plans are finalized.

Included in the table above, the changes in the reserves associated with activities executed under “Action Program 2008” are as follows:

	June 30, 2008	Provisions	Cash payments	Non- Cash	Translation difference	September 30, 2008
Restructuring - employee related	$-	$25.1	$(3.4)	$-	$-	$21.7

Fixed asset impairment	-	4.2	-	(4.2)	-	-

Total	$-	$29.3	$(3.4)	$(4.2)	$-	$21.7

The employee-related restructuring provision and fixed asset impairment charges in the third quarter for “Action Program 2008” mainly relate to activities in North America and Europe. Cash payments mainly relate to restructuring activities in Europe initiated in third quarter 2008. The major part of the $21.7 million in the employee-related restructuring reserve, related to the “Action Program 2008”, accrued as of September 30, 2008, is expected to be paid before the end of 2009.

Restructuring charges and asset impairments related to the “Action Program 2008” are:

	Total expected costs	Costs incurred July-Sept 2008	Estimated additional charges

Total restructuring charges and asset impairments (in millions)	$75	$29	$46

The major part of the estimated additional charges of $46 million is expected to be incurred before the end of 2009.

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

The table below summarizes the change in the balance sheet position of the product-related liabilities for the quarter. The provision recorded for the nine month period ended September 30, 2008 mainly relates to recalls.

	Quarter July-September		First nine months January - September
	2008	2007	2008	2007
Reserve at beginning of the period	$22.1	$21.7	$18.8	$22.8
Provision	(0.4)	(0.2)	6.2	4.3
Cash payments	(3.7)	(2.8)	(8.1)	(8.7)
Translation difference	(1.2)	0.8	(0.1)	1.1
Reserve at end of the period	$16.8	$19.5	$16.8	$19.5

1.6 Comprehensive Income
Comprehensive income includes net income for the year and items charged directly to equity.

	Quarter July-September		First nine months January – September
	2008	2007	2008	2007
Net income	$31.2	$63.2	$203.1	$193.9

Pension liability	0.5	0.2	-	0.3
Fair value of derivatives	(0.1)	(0.1)	0.1	-
Translation of foreign operations	(90.4)	41.3	(34.9)	72.1
Other comprehensive income	(90.0)	41.4	(34.8)	72.4

Comprehensive income	$(58.8)	$104.6	$168.3	$266.3

1.7 Business Acquisitions
As of September 29, 2008, Autoliv acquired the automotive radar sensors business of Tyco Electronics Ltd. This radar sensor business was a "carve-out" of the Radio Frequency and Subsystems business unit within Tyco Electronics. The transaction included a preliminary amount of $10 million for technology and intellectual property for short-, medium- and long-range radar products. The purchase price and the preliminary goodwill in connection with this acquisition were $42 million and $25 million, respectively. The results of the operations of the acquired business will be included in the consolidated financial statements from October 1, 2008.

1.8 New Accounting Pronouncements
The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2008:

Statement No. 157, Fair Value Measurements (“FAS-157”), establishes a framework for measuring fair value under generally accepted accounting principles in the United States, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. FAS-157 was issued in September 2006 and is effective for fiscal years beginning after November 15, 2007. For non-financial assets and liabilities which are not periodically recognized or disclosed at fair value, FAS-157 has been deferred one year. The Company adopted FAS-157 for all financial assets and liabilities required to be measured at fair value on a recurring basis, prospectively from January 1, 2008. The application of FAS-157 for financial instruments which are periodically measured at fair value did not have a significant impact on earnings nor the financial position.

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

Statement No. 141 (Revised), Business Combinations (“FAS-141(R)”), replaces FASB Statement No. 141. FAS-141(R) applies the acquisition method to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The Statement was issued in December 2007 and is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS-160”), amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated financial statements. The Statement was issued in December 2007, and is effective for fiscal years beginning after December 15, 2008. The application of FAS-160 is not expected to have a significant impact on earnings nor the financial position.

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

1.9 Income Taxes
The effective tax rate for the first nine months of 2008 was 28.9%, compared with 32.5% in the first nine months of 2007. The net impact of discrete tax items in both the first nine months of 2008 and also the first nine months of 2007 was not material. The tax rate for the full year 2007 was 33.7%, which included discrete tax costs of 1.8%. During the first quarter of 2008, several subsidiaries recorded adjustments to their estimates of prior year income tax provisions. These catch up effects in the first quarter caused a 2% reduction to the effective tax rate in the first quarter of 2008. During the second quarter of 2008, the Company accrued additional adjustments to unrecognized tax benefits related to on-going tax audits of various non-US subsidiaries. In addition, in the second quarter, several subsidiaries recorded adjustments to their estimates of prior year income tax provisions. The adjustments recorded in the second quarter caused a 3% increase to the effective tax rate in the second quarter 2008. In the third quarter, the company recorded adjustments to unrecognized tax benefits due to the resolution of a tax audit. In addition, in the third quarter, several subsidiaries recorded adjustments to their estimates of prior year income tax provisions. The adjustments recorded in the third quarter caused a 3.6% decrease to the effective tax rate for the third quarter 2008. Excluding discrete items, the projected 2008 effective tax rate compared to 2007 has been positively impacted by higher R&D tax credits in France and a lower German tax rate due to new tax laws, as well as a lower level of losses in start-up companies.

The Company files income tax returns in the United States federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal tax authorities for years prior to 2003. With few exceptions, the Company is also no longer subject to income tax examination by U.S. state or local tax authorities for tax years prior to 2003. In addition, with few exceptions, the Company is no longer subject to income tax examinations by non-U.S. tax authorities for years before 2001. The Internal Revenue Service (“IRS”) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006 that is anticipated to be completed in 2008. In addition, the Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of September 30, 2008, as a result of those tax examinations, the Company currently is not aware of any material proposed income tax adjustments. The Company expects the completion of certain tax audits in the near term. It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions could significantly increase or decrease in some future period or periods. However, at this time, an estimate of the range of the reasonably possible outcomes is not possible.

During the third quarter 2008, the Company recorded an increase of $0.9 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2008 related to unrecognized tax benefits of prior years. In addition, during the third quarter 2008, the Company recorded a decrease of $1.8 million to income tax reserves for unrecognized tax benefits for prior years related to agreed upon settlements with tax authorities in various jurisdictions.  During the second quarter 2008, the Company recorded an increase of $4.8 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2008 related to unrecognized tax benefits of prior years. During the first quarter 2008, the Company recorded an increase of $1.2 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2008 related to unrecognized tax benefits of prior years. In addition, during the first quarter 2008, the Company recorded a decrease of $1.2 million to income tax reserves for unrecognized tax benefits based on settlements with taxing authorities. Of the total unrecognized tax benefits of $52.1 million recorded at September 30, 2008, $27.3 million is classified as current tax payable and $24.8 million is classified as non-current tax payable on the balance sheet.

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the nine month periods ended September 30, 2008 or 2007.

The Net Periodic Benefit Cost increased by $2.1 million (excluding payroll tax) during the first quarter 2007 due to pension benefits that became fully accrued when Mr. Lars Westerberg retired as President and Chief Executive Officer of Autoliv Inc. on April 1, 2007, instead of June 2008 as originally planned. These pension costs are reported as Special Termination Benefit Cost for the nine month period 2007 presented in the table below.

For the nine months ended September 30, 2008, the Company has contributed $14.5 million to the U.S. pension plans.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, filed with the SEC on February 25, 2008.

The components of the total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Quarter July - September		First nine months January - September
	2008	2007	2008	2007
Service cost	$3.7	$3.8	$11.3	$11.6
Interest cost	3.6	3.5	11.0	10.4
Expected return on plan assets	(3.3)	(2.9)	(9.9)	(8.7)
Amortization prior service cost (credit)	(0.2)	-	(0.6)	0.1
Amortization of net loss	0.1	0.4	0.1	1.3
Special termination benefit	-	0.1	-	2.2

Net Periodic Benefit Cost	$3.9	$4.9	$11.9	$16.9

1.11 Fair Value Financial Instruments
The Company records derivatives at fair value. Any gains and losses on derivatives recorded at fair value are reflected in the consolidated statement of income with the exception of cash flow hedges where an immaterial portion of the fair value is reflected in other comprehensive income in the balance sheet The degree of judgment utilized in measuring the fair value of the instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of asset or liability, whether the asset or liability has an established market and the characteristics specific to the transaction. Derivatives with readily active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, assets rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

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

There were no changes in the Company’s valuation techniques during the nine months ended September 30, 2008.

The following table summarizes the valuation of the Company’s derivatives by the above FAS-157 pricing observability levels:

		Fair Value Measurements at September 30, 2008

Description	Total Carrying Amount in Statement of Financial Position September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Derivatives	$10.7	-	$10.7	-
Total Assets	$10.7	-	$10.7	-

Liabilities
Derivatives	$4.1	-	$4.1	-
Total Liabilities	$4.1	-	$4.1	-

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

The Company believes that it is currently reasonably insured against significant warranty, recall and product liability risks, at levels sufficient to cover potential claims that are reasonably likely to arise in our businesses. Autoliv cannot be assured that the level of coverage will be sufficient to cover every possible claim that can arise in our businesses, now or in the future, or that such coverage always will be available on our current market should we, now or in the future, wish to extend or increase insurance.

In its products, the Company utilizes technologies which may be subject to intellectual property rights of third parties.  While the Company does seek to identify the intellectual property rights of relevance to its products, and to procure the necessary rights to utilize such intellectual property rights, we may fail to do so.  Where we so fail, we may be exposed to material claims from the owners of such rights.  Where the Company has sold products which infringe upon such rights, our customers may be entitled to be indemnified by us for the claims they suffer as a result thereof. Also such claims could be material.

The table in Note 1.5 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and nine month periods ended September 30, 2008 and September 30, 2007.

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

Litigation in France (Autoliv Holding Limited)
In 1997, Autoliv AB (a wholly-owned subsidiary of Autoliv, Inc.) acquired Marling Industries plc (“Marling”). At that time, Marling was involved in a lawsuit relating to the sale in 1992 of a French subsidiary. In May 2006, a French court ruled that Marling (now named Autoliv Holding Limited) and another entity, then part of the Marling group, had failed to disclose certain facts in connection with the 1992 sale, and appointed an expert to assess the losses suffered by the plaintiff. The acquirer of the French subsidiary has made claims for damages of approximately €40 million (approximately $58 million) but has not yet provided the court appointed expert with the materials needed to evaluate the claims. Autoliv has appealed against the May 2006 court decision and believes it has meritorious grounds for such appeal. In the opinion of the Company’s management, it is not possible to give any meaningful estimate of any financial impact that may arise from the claim. While management does not believe it is probable, the final outcome of this litigation may result in a loss that will have to be recorded by Autoliv, Inc. No reserves have been accrued for this dispute.

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

There remains an open issue as to the calculation of the pre-judgment interest. The former supplier has sought an additional $4.9 million that it attributes to pre-judgment interest and on November 15, 2007, filed a notice of appeal from the District Court’s decision. On July 10, 2008, the Court of Appeals affirmed the District Court’s decision. On October 8, 2008, the former supplier filed a petition for writ of certiorari (i.e. an appeal) with the United States Supreme Court. Management believes that the risk that the former supplier will be successful with its appeal is remote.

1.13 Subsequent Events
On October 17, Autoliv, Inc. secured close to the equivalent of $200 million in additional long-term financing. This financing is without financial covenants and consists of three parts:
•	A 2-year SEK 1 billion ($135 million equivalent) loan commitment from a bank on terms very similar to the revolving credit facility (“RCF”).
•	Two new notes on terms very similar to the Swedish medium term note program. Both notes have been swapped to U.S dollars and carry floating interest rates.
o	A SEK 150 million ($20 million equivalent) 2-year note.
o	A SEK 300 million ($40 million equivalent) 3-year note.
The facility agreement and the terms and conditions of the notes are attached as exhibits below.

On October 3, the Company also withdrew an additional $500 million from its RCF. This withdrawal is for six months. After this withdrawal, Autoliv has $450 million dollars in availability remaining under its RCF.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2007 Annual Report on Form 10-K/A filed with the SEC on February 25, 2008. Unless otherwise noted, all dollar amounts are in millions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2007

Market overview
During the third quarter 2008, global light vehicle production is estimated by CSM and J.D. Power to have decreased by slightly more than 1% compared to the same quarter 2007. However, light vehicle production in the Triad, where Autoliv generates close to 90% of its sales, is estimated to have declined by more than 4%.

In Europe (including Eastern Europe), where Autoliv derives more than half of its revenues, light vehicle production is estimated to have reached almost the same level as in the third quarter 2007. Light vehicle production in the dominant West European market declined by nearly 7%. Most of this decline was offset by a 16% increase in Eastern Europe.  Average European light vehicle production was more than 2 percentage points weaker than expected.

In North America, which accounts for approximately one fifth of consolidated revenues, light vehicle production dropped by more than 16% which was 4 percentage points worse than expected. Production of light trucks decreased by 32%. GM cut their production by 12%, Chrysler their production by 31% and Ford their production by 33%. The Asian and European vehicle manufacturers reduced their North American production by 6%.

In Japan, which accounts for about one tenth of Autoliv’s consolidated sales, light vehicle production grew by 5%.

In the Rest of the World (RoW), which accounts for slightly more than one tenth of sales, light vehicle production grew by 6%, which was 9 percentage points less than expected. This was mainly due to a swing in Korean production from an expected increase of 10% to a decline of 11%. This swing particularly affected export vehicles with higher safety content for North America and Western Europe.

Autoliv’s market is driven not only by vehicle production but also by the fact that vehicles are being equipped with more safety systems in response to new crash test programs and regulations. For instance, both NHTSA in the U.S. and the EuroNCAP are in the process of changing their crash-test rating programs which could help drive increased safety content in new vehicle models.

Consolidated Sales
The Company has substantial operations outside the United States and currently more than 80% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S dollar exchange rates. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

	Reconciliation of the change in “Organic sales” to GAAP financial measure
	Components of net sales increase (decrease) Quarter July-September, 2008 (Dollars in millions)
	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	(9.8)	(79.7)	(11.2)	(45.8)	10.1	15.5	(2.4)	(4.3)	(7.3)	(114.3)
Effect of exchange rates	8.1	66.2	1.1	4.4	9.6	14.6	2.0	3.6	5.7	88.8
Impact of acquisitions/ divestments	-	-	-	-	-	-	7.1	13.0	0.8	13.0

Reported net sales change	(1.7)	(13.5)	(10.1)	(41.4)	19.7	30.1	6.7	12.3	(0.8)	(12.5)

Consolidated net sales of $1,545 million for the quarter was approximately 1% lower than during the same quarter 2007. Currency translation effects boosted sales by nearly 6%, while the AIN-acquisition in November 2007 in India (“AIN-acquisition”) added nearly 1% to consolidated sales. Excluding these effects, organic sales (i.e. sales excluding translation currency effects, and acquisitions/ divestitures) declined by 7%. At the beginning of the quarter, organic sales were expected to decrease by 3%. However, global vehicle production has dropped 5% percentage points more than anticipated at the beginning of the quarter.

Autoliv’s lower organic sales reflect primarily the 7% decline in Western Europe and the 16% drop in North American light vehicle production. Since these vehicles have high safety content, changes in vehicle production levels in these regions have significant impact on Autoliv’s sales and virtually all of our product lines were affected. As a result, only sales of side curtain airbags grew organically in the third quarter due to growing penetration rates.

Sales by Product
Sales of airbag products (including steering wheels and electronics) decreased by 2% to $979 million. Excluding currency translation effects of 5%, organic sales declined by 7%, mainly due to lower light vehicle production in Autoliv’s most important markets.

Sales of seatbelt products (including seat sub-systems) increased by 2% to $566 million. Excluding currency translation effects of 7% and the AIN-acquisition of 2%, organic sales declined by 7%, primarily due to lower light vehicle production in Autoliv’s most important markets and a 43% sales decline of Seat Sub-Systems.

Sales by Region
Sales from Autoliv’s European companies declined by 2% to $797 million due to a 10% lower organic sales, partially offset by favorable currency translation effects of 8%. The organic sales change reflects mainly the 7% drop in Western vehicle production and an unfavorable model mix in Europe’s light vehicle production, exacerbated by upcoming model change-overs for platforms such as the Renault Mégane. Organic sales were also affected by the sudden drop in sales of the non-core Seat Sub-System business. These effects were partially offset by strong demand for certain small cars, such as BMW’s 1-series and Mini, and Ford’s Kuga.

Sales from Autoliv’s North American companies declined by 10% to $368 million despite a 1% positive effect from the stronger Mexican peso. Organic sales decline of 11% was less than the 16% drop in the region’s light vehicle production due to Autoliv’s relatively low exposure to SUVs and other light trucks. Instead, Autoliv benefited from healthy demand for smaller and mid-size vehicles such as Chevrolet’s Malibu, Impala and Traverse; Buick’s Enclave; GMC’s Acadia and Saturn’s Aura.

Sales from Autoliv’s companies in Japan rose by 20% to $183 million which includes favorable currency translation effects of 10%. Organic growth of 10% was twice as strong as the 5% increase in Japanese light vehicle production. Autoliv’s strong performance is due to continued growth in the installation rates for side curtain airbags in addition to a favorable vehicle model mix with strong demand for such vehicles as Honda’s Accord and Freed; Mitsubishi’s Outlander, Mazda’s Axela and Demio and Toyota’s Alphard, Land Cruiser Prado and Vitz.

Sales from Autoliv’s companies in the Rest of the World (RoW) rose by nearly 7% to $197 million. Excluding the AIN-acquisition and currency translation effects of slightly more than 7% and 2%, respectively, organic sales declined by 2%, primarily due to the sudden drop in production in Korea which had a 4 percentage point negative effect on sales in the region. However, production of low-end vehicles for the local markets in Asia continued to be strong. This resulted in continued strong performance for Autoliv’s seatbelt sales with a 22% organic sales increase to $118 million. Sales were driven by new business for Chrysler’s Sebring; Ford’s Mondeo; Honda’s CRV;  Hyundai’s i10; Nissan’s Qashqai and Teana; Renault’s Koleos/QM5; and Volkswagen’s Lavida.

Earnings for the Three-Month Period Ended September 30, 2008
Gross profit amounted to $261 million compared to $302 million in the third quarter 2007 and gross margin to 16.9% compared to 19.4%. This year’s quarter has been charged with $4 million for an asset impairment recognized as part of the action program as announced in July. In addition to the impact from lower sales, gross profit was negatively impacted by $31 million in higher costs for raw materials, freight and utility costs. Currency transaction effects had a positive effect of $9 million.

Operating income amounted to $58 million compared to $110 million in the same quarter 2007 and operating margin to 3.8% compared to 7.1%. Operating income and margins were affected by the lower gross profit as well as by higher severance and restructuring costs of $26 million. Currency effects caused reported selling, general and administrative expense (S,G&A) to increase. However, adjusted for currency effects, the underlying S,G&A expense has started to decline. In addition, net expense for R,D&E declined by $12 million primarily as a result of higher engineering income.

Income before taxes amounted to $47 million compared to $95 million in the third quarter 2007. This $48 million decline was due to lower operating income of $52 million, partially offset by a $4 million favorable effect in Other financial items resulting from currency transaction effects.

Net income amounted to $31 million compared to $63 million in the third quarter 2007. The effective tax rate declined to 28% from 31%.

Earnings per share was $0.44 compared to $0.81 for the same quarter 2007. Lower pre-tax income had 34 cents negative impact and higher severance and restructuring costs were negative by 26 cents, while currency effects had a positive effect of 18 cents, the stock repurchase program of 3 cents and lower effective tax rate of 2 cent. The average number of shares outstanding decreased by 8% to 71.5 million.

Return on capital employed was 7% and return on equity 5%. Severance and restructuring costs reduced return on capital employed by 3.6 percentage units and return on equity by 3.9 percentage units.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2007

Market overview
During the nine-month period January - September 2008, global light vehicle production grew by 2%, whereas production in the Triad declined by slightly more than one percent.

In Europe, light vehicle production increased by 4%, due to a 19% increase in Eastern Europe. In Western Europe light vehicle production declined by 2%.

In North America, light vehicle production decreased by 13%. GM, Ford and Chrysler cut back their production by 19%, and Asian and European vehicle manufacturers reduced their production in North America by 3%.

In Japan, light vehicle production increased by 5% in the nine-month period.

In the Rest of the World (RoW) light vehicle production rose by 10%.

Consolidated Sales
The Company has substantial operations outside the United States and currently, approximately 80% of the sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in the U.S dollar exchange rates. The measure “Organic sales” presents the increase or decrease in our overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

	Reconciliation of the change in “Organic sales” to GAAP financial measure
	Components of net sales increase (decrease) First nine months, 2008 (Dollars in millions)
	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	(4.4)	(117.3)	(11.5)	(150.2)	14.3	63.6	5.5	30.2	(3.5)	(173.7)
Effect of exchange rates	12.8	342.4	0.6	8.7	12.7	56.7	3.6	19.9	8.6	427.7
Impact of acquisitions/ divestments	-	-	-	-	-	-	7.5	41.4	0.8	41.4

Reported net sales change	8.4	225.1	(10.9)	(141.5)	27.0	120.3	16.6	91.5	5.9	295.4

For the year’s first nine months, sales increased by 6% to $5,280 million due to currency translation effects of 9% and the AIN-acquisition that added nearly 1%. An organic sales decrease of less than 4% was due to lower light vehicle production in North America and Western Europe. The sales outcome also reflects upcoming model change-overs for the Renault Mégane, the Volkswagen Golf and other important vehicle models for Autoliv.

Sales by Product
Sales of airbag products increased by 4% to $3,346 million. Excluding currency effects of 8%, organic sales declined by 4% mainly due to the North American market.

Sales of seatbelt products increased by 10% to $1,934 million including 10% from currency effects and 2% from the AIN-acquisition. The 2% organic sales decline is  primarily due to lower light vehicle production in Autoliv’s most important markets.

Sales by Region
Sales from Autoliv’s European companies increased by 8% to $2,910 million due to currency effects of less than 13%. The organic sales decline of 4% was due to weak West European light vehicle production and an overall negative vehicle model mix in European light vehicle production.

Sales from Autoliv’s North American companies decreased by 11% to $1,162 million. Organic sales declined by 12% virtually in line with light vehicle production, while the stronger Mexican peso had a slightly positive impact. Organic growth in seatbelt sales continued even in the current tough market environment.

Sales from Autoliv companies in Japan jumped by 27% to $566 million due to organic growth and currency effects of slightly more than 14% and 13%, respectively. Organic growth was nearly three times stronger than Japanese light vehicle production. This was mainly due to increased sales of Inflatable Curtains to such vehicles as Toyota’s Alphard, Land Cruiser Prado and Vitz.

Sales from Autoliv companies in the RoW rose by 17% to $641 million including 4% from currency effects and nearly 8% from the AIN-acquisition. Organic growth of slightly more than 5% was driven by strong seatbelt sales, primarily in China and Brazil and especially with Chery, FAW, Ford, Haima, Honda, Hyundai, Nissan, Peugeot, Suzuki, and Volkswagen.

Earnings for the Nine-Month Period Ended September 30, 2008
Gross profit was virtually unchanged at $982 million compared to the same period in 2007, but gross margin decreased to 18.6% from 19.7% primarily due to higher raw material prices and other direct cost.

Operating income amounted to $334 million compared to $338 million for the same period 2007 and operating margin to 6.3% compared to 6.8%. Last year’s period was affected by a $30 million increase in legal reserves. So far this year, total severance and restructuring cost of $40 million has been $27 million higher than for the same period 2007.

Income before taxes was $295 million compared to $297 million during the same period 2007. The cost for Other financial items was reduced by $7 million thanks to lower negative effects from loans in foreign currencies. This favorable impact was partially offset by a $4 million higher interest expense, resulting from a higher average net debt.

Net income amounted to $203 million compared to $194 million for the same period 2007. The effective tax rate was 29% compared to 33% for the nine-month period 2007.

Earnings per share amounted to $2.80 compared to $2.45 for the same period 2007. Earnings per share was favorably impacted by 27 cents from currencies, last years accrual for a legal reserve by 26 cents, 17 cents from the stock repurchase program and 16 cents from a lower effective tax rate. The increased severance and restructuring was negative by 28 cents and the lower pre-tax income had a 23 cent negative effect. The average number of shares outstanding decreased by 8% to 72.6 million.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow for the third quarter continued to be strong despite the market headwinds. Operating cash flow during the quarter amounted to $102 million and to $657 million during the last twelve months. During the quarter, cash flow was favorably impacted by a $116 million reduction in accounts receivables from customers.

Operations generated $426 million in cash and $176 million before financing compared to $549 million and $245 million during the first nine months 2007.

Due to acquisitions for $43 million, cash flow before financing was negative by $11 million for the third quarter. Capital expenditures, net of $71 million were $15 million less than depreciation and amortization during the third quarter. During the first nine months Capital expenditures, net amounted to $202 million and depreciation and amortization to $257 million compared to $228 million and $236 million, respectively, last year.

The Company uses the non-GAAP measure “Operating working capital” as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are by contrast managed as part of the Company’s overall debt management.

Reconciliation of “Operating working capital” to GAAP financial measure (Dollars in millions)

	Sept 30, 2008	June 30, 2008	December 31, 2007	Sept 30, 2007

Total current assets	$2,249.6	$2,350.6	$2,095.2	$2,183.4
Total current liabilities	(1,794.1)	(2,165.9)	(1,663.3)	(1,716.5)
Working capital	455.5	184.7	431.9	466.9
Cash and cash equivalents	(213.6)	(127.1)	(153.8)	(160.1)
Short-term debt	377.3	583.6	311.9	330.4
Derivative asset and liability, current	(1.0)	(4.2)	(4.4)	(1.5)
Dividends payable	29.0	32.8	28.8	29.8
Operating working capital	$647.2	$669.8	$614.4	$665.5

Autoliv has a target that working capital should not exceed 10% of annual sales. During the quarter, this ratio declined to 9.2% from 9.5% and from 10.1% a year ago.

In relation to days sales outstanding, receivables decreased to 74 days from 75 days a year ago but increased seasonally during the quarter from 68. Days inventory on-hand increased to 44 from 36 days a year ago and from 34 days during the quarter.

The Company uses the non-GAAP measure “Net debt” as defined in the table below in its communication with investors regarding its capital structure and as the relevant metric monitoring its overall debt management. The reconciling items used to derive this measure are managed as part of overall debt management. This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

Reconciliation of “Net debt” to GAAP financial measure (Dollars in millions)

	Sept 30, 2008	June 30, 2008	December 31, 2007	Sept 30, 2007

Short-term debt	$377.3	$583.6	$311.9	$330.4
Long-term debt	1,121.7	752.4	1,040.3	975.7
Total debt	1,499.0	1,336.0	1,352.2	1,306.1
Cash and cash equivalents	(213.6)	(127.1)	(153.8)	(160.1)
Debt-related derivatives	(6.4)	(14.1)	(16.5)	(7.9)
Net debt	$1,279.0	$1,194.8	$1,181.9	$1,138.1

Thanks to the strong cash flow, net debt increased by only $84 million to $1,279 million, during the third quarter, despite cash outlays of $137 million for stock buybacks, dividends and acquisitions. Gross interest-bearing debt increased by $163 million to $1,499 million. Cash and cash equivalents of $214 million was $87 million more than at the end of June due to a withdrawal of $150 million from the Company’s revolving credit facility.

Net debt increased by $97 million since the beginning of the year due to cash outlays of $308 million for stock buybacks, dividends and acquisitions. Gross interest-bearing debt increased by $147 million to $1,499 million. Net debt to capitalization increased to 36% from 33% at the beginning of the year.

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

Autoliv’s policy is to maintain a leverage ratio significantly below 3.0 times and an interest-coverage ratio significantly above 2.75 times. On September 30, these ratios were 1.6 and 9.1, respectively. Leverage ratio is measured as net debt (including pension liabilities) in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and interest coverage as Operating income (excluding amortization of intangibles) in relation to interest expense, net. The net debt to capitalization ratio rose to 36% from 33% at the end of previous quarter.

Reconciliation of “Leverage ratio” to GAAP financial measure (Dollars in millions)

	Sept 30, 2008	Sept 30, 2007

Net debt 2)	$1,279.0	$1,138.1
Pension liabilities	52.3	96.6
Net debt per the policy	$1,331.3	$1,234.7

Income before income taxes 3)	$444.5	$421.1
Plus: Interest expense, net 1) 3)	57.1	49.7
Depreciation and amortization of intangibles (incl. impairment write- offs) 3)	341.0	316.1

EBITDA per the Policy 3)	$842.6	$786.9

Net debt to EBITDA ratio	1.6	1.6

1) Interest expense, net, is interest expense less interest income.
2) Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3) Latest 12-months.

Reconciliation of “Interest coverage ratio” to GAAP financial measure (Dollars in millions)

	Sept 30, 2008	Sept 30, 2007
Operating income 2)	$497.9	$474.1

Amortization of intangibles (incl. impairment write-offs) 2)	23.5	18.3
Operating profit per the Policy2)	$521.4	$492.4

Interest expense, net 1) 2)	57.1	49.7

Interest coverage ratio	9.1	9.9

1) Interest expense, net, is interest expense less interest income.
2) Latest 12-months.

During the third quarter, equity decreased by $151 million to $2,265 million or to $32.22 per share due to share repurchases for $65 million, dividends for $29 million and $90 million from currency effects. Equity was favorably impacted by $31 million from net income and by $2 million from the exercise of stock options.

Equity decreased by $84 million due to stock repurchases of $174 million, dividends of $86 million and currency effects of $35 million since the beginning of the year. Equity was favorably impacted by $203 million from net income and $8 million from the exercise of stock options. Return on equity amounted to 12% and return on capital employed to 13%.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

During the quarter, total headcount (permanent and temporary employees) was reduced by more than 1,700 to 41,300. In addition, the Company identified close to 900 positions that will become redundant as part of the action program. Of the reductions that took effect already during the third quarter, 1,100 were in high-cost countries and 600 were permanent employees. At the end of the quarter, 55% of total headcount were in low-cost countries compared to 49% a year ago and 13% of total headcount were temporary employees.

2008 Action Program

To mitigate the effects of both accelerating production cuts by customers and accelerating costs for raw materials, the Company in July announced an action program. Already during the third quarter, actions taken in response to the market development are estimated to have generated cost savings of approximately $5 million. The full improvement effect of the 2008 Action Program, which should be realized in 2010, is expected to total approximately $120 million. The cost for the program could total $75 million and potentially affect up to 3,000 jobs, but the ultimate number of jobs will be determined by the market conditions and the customers’ production plans.

Outlook

The latest forecasts from J D Powers and CSM indicate a decline of 7% in global light vehicle production for the fourth quarter. This includes production cuts in North America and Western Europe, where Autoliv derives 70% of revenues, of 19% and 13%, respectively. However, all these forecasts could have already become outdated given the current financial turmoil. Currency exchange rates have also become more volatile lately.

Based on these uncertain assumptions, the indication for the fourth quarter is an organic sales decline in the order of 12% which is better than the forecasted average change in vehicle production in North America and Western Europe. Acquisitions and currency effects are expected to have a favorable impact on consolidated sales of close to 1% each, based on exchange rates as of September 30, 2008.

For the full year, these assumptions imply that organic sales would decline by 6% while consolidated sales would increase by only 2% compared to previous guidance of an organic sales decline of 1% and a consolidated sales increase of 8%. As a consequence, the previous guidance of an operating margin in the range of 7.0% to 7.5% for the full year has to be revised. The current uncertain assumptions indicate an operating margin before severance and restructuring costs of around 6.5% for the full year and of approximately 5% for the fourth quarter. Consequently, Autoliv expects to be able to continue to offset a significant portion of the negative effects caused by the latest round of production cuts by customers thanks to the Company’s action program and other internal measures.

The effective tax rate is projected to amount to 28%.

OTHER RECENT EVENTS

Launches in the 3rd quarter 2008

• BMW’s new 7 series; Frontal airbags, knee driver airbag, seatbelts with pretensioners, steering wheel, safety electronics and night vision system
• Chevrolet’s Traverse; Passenger airbag, inflatable curtains, seatbelts with pretensioners and safety electronics
• Ford’s New F-Series; Side airbags, inflatable curtains and safety electronics
• Great Wall’s Florid; Frontal airbags, steering wheel, seatbelts with pretensioners and safety electronics
• Renault’s new Mégane; Frontal airbags, steering wheel, anti-sliding airbag, side airbags, inflatable curtains and seatbelts with pretensioners
• Volvo’s new XC60; Passenger airbag, side airbags, inflatable curtains, anti-whiplash system, seatbelts with pretensioners and telematics
• Volkswagen’s new Golf; Passenger airbag, Inflatable Curtains and seatbelts with pretensioners

Other Significant Events
• During the quarter, Autoliv repurchased 1,667,000 shares for $65 million at an average cost of $39.08 per share and during the first nine months 3,709,460 shares for $173 million at an average cost of $46.77 per share. Under the existing authorization, an additional 3.2 million shares can be repurchased.

• At the end of the quarter, Autoliv acquired the automotive radar sensor business of Tyco Electronics Ltd for $42 million. This small – but strategic – acquisition is not expected to materially impact Autoliv's earnings short-term.

• In October, Autoliv secured close to the equivalent of $200 million in additional long-term financing. The financing is without financial covenants. The credit is intended to be used primarily to repay commercial papers totaling $150 million that becomes due in November. In October, the Company also withdrew an additional $500 million from its revolving credit facility (RCF). This withdrawal is for six months. Even if Autoliv does not have any direct need for additional cash, we believe it is prudent to have cash on hand in the current financial turmoil. After this withdrawal, Autoliv has close to half a billion dollars in availability remaining under its RCF and expects to continue to generate a positive cash flow.

Dividend and Next Report
The Company has declared a dividend for the fourth quarter of 41 cents per share which will be paid on December 4 to shareholders of record as of November 6, 2008. The ex-date, when the stock trades without the right to the dividend is November 4, 2008.

Autoliv intends to publish the quarterly report for the fourth quarter on Thursday January 29, 2009.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
As of September 30, 2008, the Company’s future contractual obligations, have not changed significantly from the amounts reported in the 2007 Annual Report on Form 10-K/A filed with the SEC on February 25, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2007 Annual Report on Form 10-K/A filed with the SEC on February 25, 2008.

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

ITEM 1A.  RISK FACTORS

As of September 30, 2008, there has been no material changes in the information that was provided in the Company’s 2007 Annual Report on Form 10-K/A filed with the SEC on February 25, 2008. However, the following should be noted.

Impact of Global Financial Crisis

Autoliv’s two commercial paper programs (one in Sweden and one in the United States) have been negatively affected in terms of price, available volume and available maturity as a result of the current credit market conditions. Through utilization of its revolving credit facility (“RCF”) and successful procurement of alternative funding (see Note 1.13 above), Autoliv has so far successfully procured the funding necessary for its operations.  However; further deterioration in the credit markets, such as large bank failures or significant strains on liquidity in the Swedish or US banking systems and especially in combination with significant customer bankruptcies (should any such occur) would increase the risk that Autoliv could not raise the capital necessary to fund its operations.  Where Autoliv continues to be successful in raising such capital, the costs thereof may increase significantly.

As a result of this precautionary utilization of its RCF, Autoliv is currently in an investment position. So far, excess funds resulting from primarily the precautionary utilization of its RCF have to a large extent been invested in primarily United States and Swedish government paper to mitigate the risks of depositing significant sums of cash with banking institutions. The availability of such government paper can not be assured in the future and Autoliv may therefore, or for other reasons, be exposed to a greater counterparty risk than historically. Should any entity to which Autoliv is exposed to fail to honor its obligations, Autoliv could incur material losses as a result thereof.

Changes in Global Auto Industry

The auto industry is experiencing deteriorating sales and margins in many markets.  As a result, there is an increased risk for bankruptcies, or similar, among our customer base.  Should such occur, we may incur losses on our receivables.  Should this happen to several manufacturers, the losses could be material.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the third quarter of 2008, Autoliv repurchased 1,667,000 of its shares for $65 million at an average price of $39.02. Since the repurchasing program was adopted in 2000, Autoliv has bought back 34 million shares at an average price of $42.86 per share. Under the existing authorizations, another 3 million shares may be repurchased. Below is a summary of Autoliv's common stock repurchases by month for the quarter ended September 30, 2008:

	Stockholm Stock Exchange ("SSE")		New York Stock Exchange ("NYSE")		SSE + NYSE Total Number of Shares
Date	Total Number of Shares Purchased	Average Price in USD Paid per Share	Total Number of Shares Purchased	Average Price in USD Paid per Share	Purchased as Part of Publicly Announced Plans or Programs	Average Price in USD Paid per hare	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1- 31

Total	7,700	38.0284	15,200	37.6934	22,900	37.8060	4,832,145

August 1-31

Total	249,000	39.7248	784,900	39.4991	1,033,900	39.5535	3,798,245

September 1-30

Total	171,600	38.0536	438,600	38.2207	610,200	38.1737	3,188,045

Total	428,300	39.0248	1,238,700	39.0243	1,667,000	39.0244	3,188,045

1)	Announcement of share buyback program with authorization to buy back 10 million shares made on May 9, 2000.
2)	Announcement of expansion of existing share buyback program from 10 million shares to 20 million shares made on April 30, 2003.
3)	Announcement of expansion of existing share buyback program from 20 million shares to 30 million shares made on December 15, 2005.
4)	Announcement of expansion of existing share buyback program from 30 million shares to 37.5 million shares made on November 8, 2007.
5)	The share buyback program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1
Autoliv's Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-23813, filing date June 13, 1997) (the "Registration Statement")

3.2	Autoliv's Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Registration Statement.

4.1
Rights Agreement, dated as of December 4, 1997, between Autoliv and First Chicago Trust Company of New York incorporated herein by reference to Exhibit 3 to Autoliv's Registration Statement on Form 8-A (File No. 1-12933, filing date December 4, 1997)

10.1
Facilities Agreement, dated November 13, 2000, among Autoliv, Inc. and the lenders named therein, as amended by amendment dated November 5, 2001, as further amended by amendment dated December 12, 2001, and as further amended by amendment dated June 6, 2002, is incorporated herein by reference to Exhibit 10.1 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002)

10.2	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv's Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997)

10.3	Amendment No. 1 to Autoliv, Inc. Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.3 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002)

10.4	Form of Employment Agreement between Autoliv, Inc. and its executive officers, is incorporated herein by reference to Exhibit 10.4 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002)

10.5
Form of Supplementary Agreement to the Employment Agreement between Autoliv and certain of its executive officers, is incorporated herein by reference to Exhibit 10.5 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002)

10.6
Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Lars Westerberg, is incorporated herein by reference to Exhibit 10.6 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002)

10.7	Form of Severance Agreement between Autoliv and its executive officers, is incorporated herein by reference to Exhibit 10.7 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002)

10.8	Pension Agreement, dated November 26, 1999, between Autoliv AB and Lars Westerberg, is incorporated herein by reference to Exhibit 10.8 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002)

10.9	Form of Amendment to Employment Agreement – notice, is incorporated herein by reference to Exhibit 10.9 on Form 10-K (File No. 1-12933, filing date March 14, 2003)

10.10	Form of Amendment to Employment Agreement – pension, is incorporated herein by reference to Exhibit 10.10 on Form 10-K (File No. 1-12933, filing date March 14, 2003)

10.11	Form of Agreement - additional pension, is incorporated herein by reference to Exhibit 10.11 on Form 10-K (File No. 1-12933, filing date March 14, 2003)

10.12	Amendment No.2 to the Autoliv, Inc. 1997 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.12 on Form 10-K (File No. 1-12933, filing date March 11, 2004)

10.13	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Jan Carlson, is incorporated herein by reference to Exhibit 10.13 on Form 10-Q (File No. 1-12933, filing date October 25, 2007)

10.14
Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Jan Carlson, is incorporated herein by reference to Exhibit 10.14 on Form 10-Q (File No. 1-12933, filing date October 25, 2007)

10.15*	Settlement Agreement, dated August 26, 2008, between Autoliv France, SNC and Autoliv, Inc. and Mr. Benoît Marsaud.

10.16*	Terms and conditions for Autoliv, Inc.’s issue of SEK 150 million Floating Rate Bonds due 2010, dated October 17, 2008.

10.17*	Terms and conditions for Autoliv, Inc.’s issue of SEK 300 million Floating Rate Bonds due 2011, dated October 17, 2008.

10.18*	Facility Agreement, dated October 16, 2008, between Autoliv, Inc. and Skandinaviska Enskilda Banken for SEK 1 billion facility.

11
Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Company's Annual Report on Form 10-K/A (File No. 1-12933, filing date February 25, 2008) and is incorporated herein by reference.

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 22, 2008

AUTOLIV, INC.
(Registrant)

By:	/s/ Marika Fredriksson

Marika Fredriksson
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)