Form 10-K
period 2008-12-31
AUTOLIV INC
filed 2009-02-24
CIK 1034670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file Number: 001-12933

AUTOLIV, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

World Trade Center,
Klarabergsviadukten 70, SE-107 24
Stockholm, Sweden
(Address of principal executive offices)

+46 8 587 20 600
(Registrant's telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $1.00 per share	New York Stock Exchange
Swedish Depository Receipts	NASDAQ OMX Nordic Stock Exchange

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

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. as of the last business day of the second fiscal quarter of 2008 amounted to $3,353 million.

Number of shares of Common Stock outstanding as of February 18, 2009: 70,374,516.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2008 (the "Annual Report") are incorporated by reference into Parts I and II.

2. Portions of the definitive Proxy Statement for the annual stockholders’ meeting to be held May 6, 2009, to be dated on or around March 27, 2009 (the "2009 Proxy Statement"), are incorporated by reference into Part III.

3. Certain Exhibits of Autoliv Inc.'s Registration Statement on Form S-4 filed on June 13, 1997 (File #333-23813)(the "Registration Statement") are incorporated by reference into Part IV.

AUTOLIV, INC.

Index

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director
Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

PART I

Item 1. Business*

General
Autoliv, Inc. ("Autoliv" or the "Company") is a Delaware corporation with its principal executive offices in Stockholm, Sweden. The Company functions as a holding corporation and owns two principal subsidiaries, Autoliv AB ("AAB") and Autoliv ASP, Inc. ("ASP"). Autoliv's filings with the United States Securities and Exchange Commission (the “SEC”), which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, are made available free of charge on our corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC.

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol "ALV" and Swedish Depositary Receipts representing shares of Autoliv common stock trade on the NASDAQ OMX Nordic Stock Exchange under the symbol "ALIV". Options in Autoliv shares are listed on the Chicago Board Options Exchange under the symbol "ALIV". Autoliv's fiscal year ends on December 31.

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

* Safe Harbor Statement

This Form 10-K contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are those that address activities, events or developments that the Company or its management believes or anticipates may occur in the future, including statements relating to industry trends, business opportunities, sales contracts, sales backlog, and on-going commercial arrangements and discussions, as well as any statements about future operating performance or financial results. In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements are so identified.

All such forward-looking statements, including without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions, data available from third parties and apply only as of the date of this report. Our expectations and beliefs are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as these assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond our control.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of the action program discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer preferences for end products, customer losses and changes in regulatory conditions, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, the economic outlook for the Company’s markets, fluctuation of foreign currencies, fluctuation in vehicle production schedules for which the Company is a supplier, market acceptance of our new products, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments, pricing negotiations with customers, increased costs, supply issues, product liability, warranty and recall claims and other litigation, possible adverse results of pending or future litigation or infringement claims, tax assessments by governmental authorities, legislative or regulatory changes, political conditions, dependence on customers and suppliers, as well the risks identified in Item 1A “Risk Factors” in this Form 10-K for the year ended December 31, 2008.

Except for the Company's ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information or future events.
For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and we assume no obligation to update any such statements.

Business
Autoliv was created from the merger of AAB and ASP in 1997. Autoliv is the world's leading supplier of automotive safety systems with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, whiplash protection systems and child seats, as well as night vision systems, radar and other active safety systems. Autoliv has production facilities in 29 countries and includes the world's largest car manufacturers among its customers.

Autoliv's head office is located in Stockholm, Sweden, and employs approximately 40 people. Autoliv had approximately 34,000 employees at December 31, 2008, and a total headcount, including temporary employees, of 37,300. Autoliv's sales in 2008 were $6.5 billion, approximately 64% of which consisted of airbags and associated products and approximately 36% of which consisted of seatbelts and associated products. Autoliv's most important markets are in Europe, United States, Japan and Asia-Pacific.

The information required by Item 1 regarding developments in the Company's business during 2008 is contained in the Annual Report on pages 3, 6-8, 28-29 and 32 and is incorporated herein by reference.

Financial Information on Segments
Autoliv considers its products to be components of integrated automotive safety systems, which fall within a single industry segment. Autoliv has two main operating segments; airbags/seatbelt products, and electronics/sensing products. For financial reporting purposes these two operating segments have been aggregated into a single operating segment in accordance with the provisions of FAS-131. The financial data relating to Autoliv's business in this segment over the last three fiscal years is contained in the Consolidated Financial Statements on pages 43 through 64 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements on page 63 of the Annual Report and is incorporated herein by reference.

Products, Market and Competition
Information concerning products, markets and competition is included in the sections headed "Customers” and “Technology” on pages 12 through 17 of the Annual Report and is incorporated herein by reference.

Manufacturing and Production
Including joint venture operations, Autoliv has approximately 80 wholly or partially owned production facilities located in 29 countries, consisting of both component factories and assembly factories. See "Item 2. Properties" for a description of Autoliv's principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly, seat subsystems, and steering wheels. The assembly factories source components from a number of parties, including Autoliv's own component factories, and assemble complete restraint systems for "just-in-time" delivery to customers. The products manufactured by Autoliv's consolidated subsidiaries in 2008 consisted of more than 105 million complete seatbelt systems (of which more than 44 million were fitted with pretensioners), approximately 44 million side-impact airbags (including curtain airbags), more than 23 million frontal airbag modules, approximately 10 million steering wheels and approximately 8 million electronic units.

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

If the supply of raw materials and components is not disrupted, Autoliv's assembly operations generally are not constrained by capacity considerations. Save for when dramatic shifts in light vehicle production occurs, Autoliv can generally adjust capacity in response to changes in demand within a few weeks by adding or removing work shifts and within a few months by adding or removing standardized production and assembly lines. Most of Autoliv's assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity. As a result, Autoliv can usually adjust its manufacturing capacity faster than its customers can adjust their capacity to fluctuations in the general demand for vehicles or in the demand for a specific vehicle model, provided that customers notify Autoliv when they become aware of such changes in demand. When dramatic shifts in light vehicle production occur, the adjustments can take more time and be more costly.

Quality Management
Autoliv believes that superior quality is a prerequisite for it to be considered a leading global supplier of automotive safety systems. This means both that Autoliv’s products must always meet performance expectations, and that Autoliv’s products must be delivered to its customers at the right times and in the right amounts.

Autoliv has for many years practiced a “zero-defect” proactive quality policy, and continues to strive to improve its working methods. This pursuit of excellence extends from the earliest phases of product development to the proper product disposal following many years of use in a vehicle. Autoliv's comprehensive Autoliv Product Development System (APDS) process includes several key check points during the development of new products that are designed to ensure that new products are well-built and have no hidden weaknesses.

The Autoliv Production System (APS) is at the core of Autoliv’s manufacturing philosophy.  APS integrates essential quality elements, such as mistake proofing, statistical process control and operator involvement, into the manufacturing processes. This “zero-defect” policy extends beyond Autoliv to the entire supplier base. The global Autoliv Supplier Manual, which is based on strict automotive standards, defines the quality requirements, as well as the collaboration model to the supply base.

Autoliv continues to execute its plan to have all subsidiaries certified to ISO/TS 16949, a global automotive quality management system.

Additional information on quality management is included in the section "Quality Excellence" on page 19 of the Annual Report and is incorporated herein by reference.

Environmental and Safety Regulations
For information on how environmental and safety regulations impact our business, see "Environmental" and "Regulations" under section “Risk and Risk Management” on page 38 of the Annual Report which is incorporated herein by reference. Also see “Risk Factors – Our business may be adversely affected by environmental and safety regulations or concerns” in Item 1A.

Raw materials
For information on the sources and availability of raw materials, see "Risk Factors - Changes in the source, cost and availability of raw materials and components may adversely affect our profit margins" in Item 1A and section “Risk and Risk Management” on page 37 of the Annual Report which is incorporated herein by reference.

Intellectual Property
For information on our use of intellectual property and its importance to us, see "Risk Factors - If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired" in Item 1A and section “Risk and Risk Management” on page 38 of the Annual Report which is incorporated herein by reference.

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

Dependence on Customers
For information on our dependence on customers, see "Risk Factors - Our business could be materially and adversely affected if we lost any of our largest customers” in Item 1A and section “Risk and Risk Management” on page 38 of the Annual Report which is incorporated herein by reference.

Research, Development and Engineering
Net expenses incurred for research, development and engineering activities were $367.2 million, $395.7 million and $397.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Additional information on research, development and engineering is included in the section titled "Technology" on pages 15-17 of the Annual Report and is incorporated herein by reference.

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

The National Highway Traffic Safety Administration (the “NHTSA”) issued a Final Rule in August 2007 to upgrade the current side impact crash certification test. The upgrade is intended to improve occupant safety in near-side lateral crashes by adding head impact protection requirements, adding a lateral impact test of the vehicle into a stationary pole, and utilizing new (more biofidelic) test dummies - covering both the average adult male occupant (50th percentile), and smaller (5th percentile) occupants. The new requirements will be phased in during a three-year period for vehicle certification from the 2010 model year. Autoliv believes that the upgraded federal standard for side impact protection will promote the installation of side impact head protection airbags, so-called curtain airbags, and other side-impact airbags.

For information concerning the material effects on our business relating to our compliance with government regulations, see " Risk Factors - Our business may be adversely affected by environmental and safety regulations or concerns” in Item 1A and page 38 of the Annual Report, which is incorporated herein by reference.

Employees
At December 31, 2008, Autoliv and its subsidiaries had approximately 34,000 employees and approximately 3,300 temporary hourly workers. Autoliv considers its relationship with its employees to be good and has not experienced any major strike or other significant labor dispute in recent years.

Important unions to which some of Autoliv's employees belong in Europe include: IG Metall and Textil und Bekleidung in Germany, Amicus in the United Kingdom, Confederation Generale des Travaileurs in France, Federacion Minerometalurgica, Union General de Trabajadores, Comisiones Obereras in Spain and Swedish Metal Workers Union and the Swedish Association of Graduated Engineers in Sweden.

In addition, Autoliv’s employees in other regions are represented by the following unions:  the Metal Workers Union in Australia, the National Automotive, Aerospace and General Workers Union of Canada (CAW), and the International Association of Machinists and Aerospace Workers (IAM) in Canada, and Sindicato Nacional de Trabajadores de la Industria Metalurgica y Similares, and Sindicato de Trabajadores de la Pequena y Mediana Industria in Mexico.

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

For information concerning Autoliv’s Employees and Action Program, see “Labor Cost Improvements” and “Restructuring” under section “Important Trends” on page 29 of the Annual Report, which is incorporated herein by reference.

Financial Information on Geographic Areas
Financial information concerning Autoliv's geographic areas is included in the section titled “Autoliv in the world” on page 13 as well as in Note 19 of the Notes to Consolidated Financial Statements on page 63 of the Annual Report and is incorporated herein by reference. See also Item 1A “Risk Factors – Our business is exposed to risks inherent in global operations”.

Joint Ventures
An important element of Autoliv's strategy has been to establish joint ventures to promote its geographical expansion and technological development and to gain assistance in marketing Autoliv's full product line to local automobile manufacturers. Autoliv is not currently involved in any joint ventures that have been formed for the purpose of developing technology, but it is possible that strategic alliances combining Autoliv’s technologies and expertise with that of others may expand business opportunities in the future.

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

For information on how these joint ventures are accounted for, including name and Autoliv’s percentage of ownership, see Note 7 of the Notes to Consolidated Financial Statements on page 53 of the Annual Report, which is incorporated herein by reference.

Available information
The public may read and copy any materials Autoliv files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. Further information regarding filings with the SEC is included in the sections titled "Readers Guide" and "Financial Information" on page 2 of the Annual Report and is incorporated herein by reference.

Item 1A Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this Report, what we currently believe to be the most significant factors affecting our operations are described in our Annual Report on pages 37-40 and below:

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business
Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and depend on general economic conditions as well as other factors, including consumer spending and preferences and changes in interest rate levels and credit availability, consumer confidence and fuel costs. In addition, automotive sales and production can be affected by our customers’ labor relations issues, regulatory requirements, trade agreements and other factors. Any significant (adverse) change in any of these factors, including general economic conditions, may result in a reduction in automotive sales and production by our customers, and thus have a material adverse effect on our business, results of operations and financial condition.

Our sales are also affected by inventory levels and our customers’ production levels. We cannot predict when our customers will decide to either increase or reduce inventory levels or whether new inventory levels will approximate historical inventory levels. This may result in variability in our sales and financial condition. Uncertainty regarding inventory levels may be exacerbated by consumer financing programs initiated or terminated by our customers or governments as such changes may affect the timing of their sales.

Again, any significant reduction in automotive sales and/or production by our customers, whether due to general economic conditions or any other fact(s) relevant to automotive production, will likely have a material adverse effect on our business, results of operations and financial condition.

Change in consumer trends and political decisions affecting vehicle sales could adversely affect our results in the future
While global light vehicle production increased between 2005 and 2008, global production of premium cars and light vehicles declined. This “mix shift” had a negative impact on Autoliv’s market as the value of safety systems in premium vehicles is often more than twice as high as in an average vehicle for the markets in North America and Western Europe. In vehicles for the emerging markets the difference is even more significant. Car consumer trends such as this could accelerate in the future, especially as a result of political initiatives aimed at (or having the effect of) directing demand more towards smaller cars. Should the current trends continue, the average value of safety systems per vehicle could decline and negatively affect our sales and margins.

We operate in highly competitive markets
The markets in which we operate are highly competitive. We compete with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of price, manufacturing and distribution capability, product design, product quality, product delivery and product service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than Autoliv. Some of our competitors may also have a “preferred status” as a result of special relationships with certain customers. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can, or adapt more quickly than we do to new technologies or evolving regulatory, industry or customer requirements. We may also encounter increased competition in the future from existing competitors or new competitors. As a result, our products may not be able to compete successfully with their products. Should this happen, we will suffer material adverse effects on our business, results of operations and financial condition.

Additional information concerning competition is included on page 13 in section “Change in Competition” and in the “Management’s Discussion and Analysis” section “Risks and Risk Management” on page 38 of the Annual Report and is incorporated herein by reference.

The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability
Although we have frame contracts with many of our customers, these frame contracts generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant, renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability. While we believe this risk is mitigated by the fact that the Company’s sales are split over several hundred contracts covering at least as many vehicle platforms or vehicle models, a significant disruption in the industry, a significant decline in overall demand, or a dramatic change in vehicle preferences, could have a material adverse effect on our sales.

RISKS RELATED TO OUR BUSINESS

Escalating pricing pressures from our customers may adversely affect our business
The automotive industry has been characterized by very tough pricing pressure from customers for many years. This trend is partly attributable to the major automobile manufacturers' strong purchasing power. As other automotive component manufacturers, we are often expected to quote fixed prices or are forced to accept prices with annual price reduction commitments for long-term sales arrangements. Our future profitability will depend upon, among other things, our ability to continuously reduce our cost per unit and maintaining a cost structure, enabling Autoliv to remain cost-competitive.

Our profitability is also influenced by our success in designing and marketing technological improvements in automotive safety systems. If we are unable to offset continued price reductions through improved operating efficiencies and reduced expenditures, these price reductions may have a material adverse effect on our business, results of operations and financial condition.

Additional information on pricing pressure is included in the “Management’s Discussion and Analysis” section "Risks and Risk Management" on page 37 of the Annual Report and is incorporated herein by reference.

We could experience disruption in our supply or delivery chain which could cause one or more of our customers to halt production
As with other component manufactures in the automotive industry, we ship products to the vehicle assembly plants so they are delivered on a “just in time” basis in order to maintain low inventory levels.  Our suppliers also use a similar method.  However, the “just in time” method makes the logistics supply chain in our industry very vulnerable to disruptions.

Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions, as well as logistical complications due to weather, mechanical failures, delayed customs processing and more. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer.

When we cease timely deliveries, we have to carry our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. We must also carry the costs associated with “catching up”, such as over-time and premium freight.

Additionally, if we are unable to deliver our components to our customers, it could force our customers’ to cease production in which case the customer may seek to recoup all of its losses from us. These losses could be very significant, and may include consequential losses such as lost profits. Thus, any supply-chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown could expose us to material claims of compensation.

Changes in the source, cost and availability of raw materials and components may adversely affect our profit margins
Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Strong worldwide demand for certain raw materials has had a significant impact on raw material prices and availability in recent years. Our business has not generally experienced significant or long-term difficulty in obtaining raw materials but increases in the price of the raw materials and components in our products could materially increase our operating costs, and materially and adversely affect our profit margin, as direct materials amounted to approximately 52% of our net sales in 2008.

We have developed and implemented strategies to mitigate or partially offset the impact of higher raw material, energy and commodity costs. However, these strategies, together with commercial negotiations with our customers and suppliers, could not always offset all of the adverse impact. In addition, no assurances can be given that the magnitude and duration of such cost increases or any future cost increases could not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated.

Adverse developments affecting one or more of our major suppliers could harm our profitability
Certain of our suppliers are financially distressed or may become financially distressed. Any significant disruption in our supplier relationships, including certain relationships with sole-source suppliers, could harm our profitability. Furthermore, our suppliers may not be able to handle the commodity cost increases and/or sharply declining volumes while still performing as we expect. The unstable condition of some of our suppliers or their failure to perform has led to higher costs for us and to an increased risk of delivery delays and production issues. The overall condition of our supply base increases the risk for delivery delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we try to make contingency plans for such risks.

Additional information on financially distressed suppliers is included in the "Management's Discussion and Analysis" section "Cost Challenges" on page 28 of the Annual Report and is incorporated herein by reference.

Our business could be materially and adversely affected if we lost any of our largest customers
Autoliv is dependent on a relatively small number of automobile manufacturers with strong purchasing power, as a result of high market concentration, that has developed due to customer consolidation during the last couple of decades. Our five largest customers represented 54% of our combined sales for 2008. Our largest contract accounted for 5% of our total fiscal 2008 sales. Although business with any given customer is typically split into several contracts (usually one contract per vehicle model), the loss of all of the business of any of our primary customers could have a material adverse effect on our business, results of operations and financial condition.

Information concerning our major customers is included on page 12 in the section headed “Customers” and in Note 19 of the Consolidated Financial Statements on page 63 of the Annual Report, and is incorporated herein by reference.

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

Work stoppages or other labor issues at our customers' facilities or at our facilities could adversely affect our operations
The severe conditions in the automotive industry and actions taken by our customers and other suppliers to address negative industry trends may have the side effect of causing labor relations problems at those companies. If any of our customers experience a material work stoppage, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at another supplier could interrupt production at one of our customers’ plants which would have the same effect. This could cause Autoliv to shut down production facilities supplying these products, which could have a material adverse effect on our business, results of operations and financial condition. While labor contract negotiations at our locations historically have rarely resulted in work stoppages, we cannot assure you that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage at one or more of our plants, or our customers’ facilities could have a material adverse effect on our business.

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

Although we instituted an action program to manage the current upheaval in the automotive and financial industry, we cannot assure the successful implementation and results of our action program and additional steps may be necessary
In July of 2008, the Company announced an action program (the “Action Program”) to address the dramatic change in the markets and its effects on the demand for our products. The Action Program includes efforts to adjust our manufacturing capacity, including plant closures, accelerate the move of sourcing to low-cost countries, consolidate our supplier base and standardization of products, and to reduce our overhead costs, including consolidation of tech centers. The successful implementation of the Action Program will require us to involve sourcing, logistics, technology and employment arrangements. While the Company continues to evaluate individual components of the Action Program, the complex nature of the Company's Action Program could cause difficulties or delays in the implementation of the program or it may not be immediately effective, resulting in an adverse material impact on the Company's performance. In addition, the Action Program will be extended to mitigate the effects of further production cuts by our customers. This will likely result in additional costs, the amount of which cannot currently be calculated. Moreover, if these actions are insufficient to mitigate the effects of our customers’ production cuts, further restructuring efforts may be required resulting in additional costs. If additional actions are required, the Company's earnings could decrease and if the Company cannot respond to a changing market fast enough our earnings could be adversely effected.

A prolonged recession could result in the Company having insufficient funds to continue its operations without additional financing activities
Our ability to generate cash from our operations is highly dependent on sales and therefore on light vehicle production and the global economy. If light vehicle production would remain on current levels for an extended period of time, or fall even more, this would result in a significantly higher negative cash flow than the Company is currently projecting. Similarly, if cash losses for customer defaults rise sharply this would also result in a significantly higher negative cash flow than the Company is currently projecting. Any such higher negative cash flow could result in the Company having insufficient funds to continue its operations unless it can procure external financing, which may not be possible.

A prolonged recession and/or a continued downturn in our industry could result in external financing not being available to us or on materially different terms than what has historically been available
Traditionally, the Company has had access to the capital markets for financing its operations. Autoliv’s existing credit facilities have no covenants (i.e. performance-related clauses), and Autoliv's long term credit rating from Standard and Poor's was on February 19, lowered from BBB+ to BBB-.

The lower credit rating will affect our ability to issue commercial paper or otherwise procure financing. Our current credit rating could also be lowered further as a result of us experiencing significant negative cash flows, or a worsening financial outlook. This may further affect our ability to procure financing.  We may also for the same, or other reasons, find it difficult or even impossible to secure new long-term credit facilities, at reasonable terms or at all, when the existing facility expires in 2012. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, for instance where financial markets are not functioning properly or one or more banks in our Revolving Credit Facility syndicate were to default. Thus, for various reasons, external financing may not be available to us if and when necessary, and the Company may as a result have insufficient funds to continue its operations.

Our customers may be unable to pay our invoices
There is a significant risk that one or more of our major customers will be unable to pay our invoices as they become due, or that a customer will simply refuse to make such payments given its financial difficulties. The probability that this will occur has dramatically increased during the last year as more customers have (ever increasingly) faced significant financial difficulties.

We seek to limit our customer payment risks through several means, including by invoicing major customers through their local subsidiaries in each country, even for global contracts. We thus try to avoid having all of Autoliv’s receivables with a single multinational customer group exposed to the risk that a bankruptcy or similar event in one country puts all receivables with the customer group at risk. In each country, we also monitor invoices becoming overdue and take legal action to enforce such obligations where possible and prudent.

Even so, if a major customer would enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification; or if a major customer otherwise successfully procure protection against us legally enforcing its obligations, it is likely that the Company will be forced to record a substantial loss.

Governmental restrictions may impact our business adversely
Several of our major customers have recently sought, and some have received, various forms of governmental aid or support.  Such aid may come with restrictions, for instance requiring the recipient only to procure components from local suppliers or prohibiting the use of such aid to make payments to foreign suppliers. The aid or support may also come with protections, for instance against enforcement of obligations.  The nature and form of any such restrictions or protections, whatever their basis, is very difficult to predict as is their potential impact. However, if introduced, they are likely to be based on political rather than economical or operational considerations, and may severally impact the global automotive industry, and its suppliers, and thus our business. The implementation of such restrictions or protections could cause the Company to suffer material losses.

The Company periodically reviews the carrying value of its goodwill and other intangible assets for possible impairment; if future circumstances indicate that goodwill or other intangible assets are impaired, the Company could be required to write down amounts of goodwill or other intangible assets and record impairment charges
The Company monitors the various factors that impact the valuation of the Company's goodwill and other intangible assets, including expected future cash flow levels, global economic conditions, market price for the Company's stock, and trends with our customers. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance and especially the cash-flow performance of these goodwill assets, adverse market conditions, and adverse changes in applicable laws or regulations. It is possible that if there are changes in these circumstances, or the other variables associated with the estimates, judgments and assumptions relating to the assessment of the correct evaluation of goodwill, the Company in assessing the valuation of its goodwill items may determine that it is appropriate to write down a portion of the Company's goodwill or intangible assets and record related non-cash impairment charges. In the event that the Company determines that it was required to write-down a portion of its goodwill items and other intangible assets, and thereby record related non-cash impairment charges, the financial position and results of operations of the Company would be adversely affected.

We may be forced to make additional funding of our U.S. defined benefit pension plan
In light of recent market developments, our underfunded U.S. defined benefit pension plan may require additional funding which, in some circumstances, could amount to material amounts.

Information concerning our U.S. defined benefit plan is included in Note 18 of the Consolidated Financial Statements on pages 60 through 63 of the Annual Report, and is incorporated herein by reference.

RISKS RELATED TO INTERNATIONAL OPERATIONS

Our business is exposed to risks inherent in global operations
Due to our global operations, we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act), which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries, and what information we can provide to a non-U.S. government.

Although we have procedures and policies in place that should mitigate the risk of violations of these laws, there is no guarantee that they will be sufficiently effective. If and when we acquire new businesses we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of the rules and laws were effective and we may not be able to implement effective controls and procedures to prevent violations quickly enough when integrating newly acquired businesses.

We also have manufacturing and distribution facilities in many countries. Some of these countries are emerging markets. International operations, especially in emerging markets, are subject to certain risks inherent in doing business abroad, including:

•	Exposure to local economic conditions;
•	Expropriation and nationalization;
•	Withholding and other taxes on remittances and other payments by subsidiaries;
•	Investment restrictions or requirements; and
•	Export and import restrictions.

Increasing our manufacturing footprint in the emerging markets and our business relationships with automotive manufacturers in these markets are particularly important elements of our strategy. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential impact on us vary from country to country and are unpredictable.

Global integration may result in additional risks
Because of our efforts to integrate our operations globally to manage cost, we face the additional risk that should any of the other risks discussed herein materialize, the negative effects could be more pronounced. For example, while supply delays of a component historically typically only affect a few customer models, such a delay could now affect several models of several customers in several geographic areas. Similarly, should we face a recall or warranty issue due to a defective product, such a recall or warranty issue is now more likely to involve a larger number of units in several geographic areas.

Exchange rate risks
In addition, as a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure.

RISKS RELATED TO ACQUISITIONS

We face risks in connection with completed or potential acquisitions
Our growth has been enhanced through acquisitions of businesses, products and technologies that we believe will complement our business. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions, and, where appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets.

In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. Acquisitions also involve numerous additional risks to us and our investors, including:

•	risk in retaining acquired management and employees;
•	difficulties in the assimilation of the operations, services, and personnel of the acquired company;
•	diversion of our management’s attention from other business concerns;
•	assumption of known and unknown or contingent liabilities;
•	adverse financial impact from the amortization of expenses related to intangible assets;
•	incurrence of indebtedness;
•	potential adverse financial impact from failure of acquisitions to meet internal revenue and earnings expectations;
•	integration of internal controls;
•	entry into markets in which we have little or no direct prior experience; and
•	potentially dilutive issuances of equity securities.

If we fail to adequately manage these acquisition risks, the acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect our financial results.

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired
We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. At present, we hold approximately 4,800 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. We utilize, and have access to, the patents of our joint ventures. Our patents expire on various dates during the period 2009 to 2028. We do not expect the expiration of any single patent to have a material adverse effect on our business, results of operations and financial condition. Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Also, any patents now owned by us may not afford protection against competitors that develop similar technology.

We primarily protect our innovations with patents, and vigorously protect and defend our patents, trademarks and know-how against infringement and unauthorized use. If we are not able to protect our intellectual property and our proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate, and our competitors may independently develop similar or competitive technologies. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S.  We may not be able to protect our proprietary technology and intellectual property rights, which could result in the loss of our rights or increased costs.  If claims alleging patent, copyright or trademark infringement are brought against us and successfully prosecuted against us, they could result in substantial costs.  If a successful claim is made against us and we fail to develop non-infringing technology, our business, financial condition and results of operation could be materially adversely affected.

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

To compete effectively in the automotive supply industry, we must be able to launch new products to meet our customers’ demand in a timely manner. We cannot provide assurance, however, that we will be able to install and certify the equipment needed to produce products for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production under new product programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot provide assurance that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Our failure to successfully launch new products, a delay by our customers in introducing our new products, or a failure by our customers to successfully launch new programs, could adversely affect our results.

RISKS RELATED TO GOVERNMENT REGULATIONS

Our business may be adversely affected by environmental and occupational health regulations or concerns
We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries.

Although we have no known pending material environmental related issues, we have made and will continue to make capital and other expenditures to comply with environmental requirements. To reduce our exposure to environmental risk, we implemented an environmental plan in 1996 based on our environmental policy. According to the plan, we sought to certify according to ISO 14001, an international standard for environmental management systems, all our plants and units. To date, 65 of our facilities, representing almost 100% of our consolidated sales, have been certified according to ISO 14001. However, we cannot assure you that we have been or will be at all times in complete compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts that we, at each time, may have reserved.

In addition, environmental and health related requirements are complex, subject to change and have tended to become more and more stringent. Accordingly, such requirements may change or become more stringent in the future.  Any material environmental issues or changes in environmental regulations may have an adverse impact on our business.

Our business may be adversely affected by environmental and safety regulations or concerns
Government safety regulations are a key driver in our business. Historically, these regulations have imposed ever more stringent safety regulations for vehicles and have thus been a driver of growth in our business.

However, these regulations are subject to change based on a number of factors that are not within our control, including new scientific or medical data, adverse publicity regarding the safety risks of airbags or seatbelts, for instance to children and small adults, domestic and foreign political developments or considerations, and litigation relating to our products and our competitors' products, and more. Changes in government regulations in response to these and other considerations could very severally impact our business.

Additionally, governments have different regulatory agendas at different times.  An increased focus on environmental regulations relating to automobiles such as green-house gas emissions or gas mileage instead of safety regulations may impact the safety content of vehicles. Although we believe that over time safety will continue to be a regulatory priority, if government priorities shift and we are unable to adapt to changing regulations our business may suffer material adverse effects.

Additional information relating to our environmental management is included in the section “Sustainable Development” on page 23 and in the “Management’s Discussion and Analysis” section “Risks and Risk Management” on page 38 of the Annual Report and is incorporated herein by reference.

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

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Items Produced at Facility	OOwned/Leased

Argentina
Autoliv Argentina SA	Buenos Aires	Seatbelts and airbags	Owned

Australia
Autoliv Australia Proprietary Ltd	Melbourne	Seatbelts and airbags	Leased

Brazil
Autoliv do Brasil Ltda	Taubaté	Seatbelts, airbags, steering wheels and webbing	Owned

Canada
VOA Canada, Inc	Collingwood	Seatbelt webbing	Owned
Autoliv Canada, Inc	Tilbury	Airbag cushions	Owned
Autoliv Electronics Canada, Inc	Markham, Ontario	Airbag electronics	Leased

Czech Republic
Autoliv Stakupress s.r.o	Kraliky	Seatbelt components	Leased

China
Autoliv Vehicle Safety Systems Co. Ltd	Shanghai	Airbags and seatbelts	Owned
Autoliv (Changchun) vehicle safety systems Co. Ltd	Changchun	Airbags and seatbelts	Owned
Changchun Hongguang-Autoliv Vehicle Safety System Co. Ltd	Changchun	Seatbelts	Leased
Nanjing Hongguang Autoliv Safety Systems Co. Ltd	Nanjing	Seatbelts	Leased
Taicang Van Oerle Alberton Shenda Special Type Textile Products Co.,Ltd	Shanghai	Seatbelt webbing	Owned
Autoliv Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned
Autoliv Inflator Co., Ltd	Shanghai	Inflators	Owned
Autoliv (China) Steering Wheel Co., Ltd.	Shanghai	Steering wheels	Owned
Autoliv (China) Electronics Co. Ltd	Shanghai	Airbag Control Units and Remote Sensing Units	Owned

Estonia
Norma AS	Tallinn	Seatbelts and belt components	Owned

France
Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags, production machinery equipment	Owned
EAK Composants pour L’Industrie Automobile	Valentigney	Seatbelts and airbags	Owned
Isodelta SA	Chiré-de-Montreuil	Steering wheels and covers	Owned
Livbag SA	Pont-de-Buis	Airbag inflators	Owned
NCS Pyrotechnie et Technologies SAS	Survilliers	Initiators for airbag inflators	Owned
Autoliv Electronic SAS	Cergy-Pontoise	Airbag electronics	Leased
	Saint-Etienne du Rouvray	Airbag electronics	Leased

Germany
Autoliv B.V. & Co. KG	Dachau	Airbags	Leased
	Elmshorn	Seatbelts	Owned
	Braunschweig	Airbags	Owned
Autoliv Sicherheitstechnik GmbH	Dobeln	Seatbelts and pretensioners	Owned
Stakupress GmbH	Norderstedt	Seatbelt components	Leased
Autoliv Protektor GmbH	Lubeck	Seatbelts	Leased

Hungary
Autoliv KFT	Sopronkovesd	Seatbelts	Owned

India
Autoliv Safety Systems India Pvt. Ltd	Bangalore	Seatbelts	Leased
Autoliv India Private Ltd	Delhi	Airbags	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts	Leased

Japan
Autoliv Japan Ltd	Tsukuba	Airbags	Owned
	Atsugi	Steering wheels	Owned
	Fujisawa	Seatbelts	Leased
	Hiroshima	Airbags and steering wheels	Owned
Autoliv-Nichiyu Japan Co. Ltd	Taketoyo	Airbag inflators	Owned

Korea
Autoliv Corporation	Seoul	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Safety Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico SA de CV	Lerma	Seatbelts and airbags	Owned
Autoliv Safety Technologies de Mexico SA de CV	Tijuana	Seatbelts	Leased
Autoliv Steering Wheels Mexico, SA. de RL. de CV.	Querétaro	Airbag cushions	Leased
	Querétaro	Steering wheels	Leased
	Querétaro	Airbags	Leased

Netherlands
Van Oerle Alberton BV	Boxtel	Seatbelt webbing	Owned

Philippines
Autoliv-Izumi Co	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp z.o.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Seatbelts	Owned
	Dlugoleka	Seatbelt components	Leased

Romania
Autoliv Romania SA	Brasov	Seatbelts	Owned
Van Oerle Alberton BV	Brasov	Seatbelt webbing	Owned
Autoliv Electronics Europe	Timisoara	Safety electronics	Leased
Autoliv Inflator Romania	Brasov	Inflators	Owned
Textiles Romania	Lugoj	Airbag Textiles	Owned
Steering Wheels Romania	Lugoj	Steering wheels	Owned

South Africa
Autoliv Southern Africa Pty Ltd	Johannesburg, Gauteng	Seatbelts, airbags and steering wheels	Owned

Spain
Autoliv-KLE SA	Barcelona	Seatbelts	Owned
Autoliv-BKI SA	Valencia	Airbags	Owned

Sweden
Autoliv Sverige AB	Vargarda	Airbags, seatbelts and integrated child seats	Owned
Autoflator AB	Vargarda	Cold inflators	Owned
Autoliv Mekan AB	Hassleholm	Components for car seats	Owned
Autoliv Electronics AB	Motala	Safety electronics	Leased

Taiwan
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts and airbags	Owned

Tunisia
Autoliv Tunisia Zriba	Zriba	Seatbelts	Owned
Autoliv Steering Wheels Tunisia	El Fahs and Nadhour	Leather wrapping of steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret AS	Gebze-Kocaeli	Seatbelts and airbags	Owned
Autoliv Spring Dynamics Turkey Ltd	Gebze-Kocaeli	Springs for retractors and height adjusters	Leased
Autoliv Leather Steering Wheel Ltd. Co.	Gebze-Kocaeli	Leather wrapping of steering wheels	Leased

United Kingdom
Autoliv Spring Dynamics Ltd	Milton Keynes	Springs for belt retractors and height adjusters	Leased
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City, Utah	Inflators	Owned
	Columbia City, Indiana	Steering Wheels	Owned
	Goleta, California	Night Vision	Leased
	Ogden, Utah	Airbag modules	Owned
	Promontory, Utah	Gas generators	Owned
	Tremonton, Utah	Initiators for airbag inflators	Owned
	Lowell, MA	Radar sensors	Leased

TECHNICAL CENTERS AND CRASH TEST LABORATORIES

Location	Function

Australia
Autoliv Australia, Melbourne	Full-scale test laboratory

China
Autoliv China, Shanghai	Technical center for airbags and seatbelts

France
Autoliv France, Gournay-en-Bray	Technical center for airbags and seatbelts with full-scale test laboratory
Autoliv Electronics France, Cergy-Pontoise	Technical center for electronics and active safety
Autoliv Inflators, Pont-de-Buis	Technical center for inflator and pyrotechnic development

Germany
Autoliv Germany, Dachau	Technical center for frontal airbags with full-scale test laboratory
Autoliv Germany, Elmshorn	Technical center for seatbelts with full-scale test laboratory

India
Autoliv India, Bangalore	Sled test laboratory

Japan
Autoliv Japan, Tsukuba	Technical center for airbags with sled test laboratory
Autoliv NSK, Kanagawa	Technical center for seatbelts with full-scale test laboratory

Korea
Autoliv Corporation, Seoul	Technical center with sled test laboratory

Romania
Autoliv Romania, Brasov	Technical center for seatbelts with sled test laboratory

Spain
Autoliv Spain, Barcelona	Full-scale test laboratory

Sweden
Autoliv Research, Vargarda	Research center
Autoliv Safety Center, Vargarda	Technical center for side airbags with full-scale test laboratory, including roll-overs
Autoliv Electronics Sweden, Motala/Linköping	Technical center for electronics and active safety

Turkey
Autoliv Gebze Engineering Center	Technical center for airbags and seatbelts

USA
Autoliv North America, Auburn Hills, Michigan	Technical center for airbags, steering wheels, seatbelts with full-scale test laboratory
Autoliv North America, Ogden, Utah	Technical center for airbags, inflators and pyrotechnics
Autoliv Electronics America, Southfield, Michigan	Technical center for electronics and active safety

Additional information relating to the Company’s properties is included in the section titled “Locations and Capabilities” on page 70 of the Annual Report and is incorporated herein by reference.

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

Litigation in France (Autoliv Holding Limited)
In 1997, Autoliv AB (a wholly-owned subsidiary of Autoliv, Inc.) acquired Marling Industries plc (“Marling”). At that time, Marling was involved in a lawsuit relating to the sale in 1992 of a French subsidiary. In May 2006, a French court ruled that Marling (now named Autoliv Holding Limited) and another entity, then part of the Marling group, had failed to disclose certain facts in connection with the 1992 sale, and appointed an expert to assess the losses suffered by the plaintiff. The acquirer of the French subsidiary has made claims for damages of approximately €40 million (approximately $56 million) but has not yet provided the court appointed expert with the materials needed to evaluate the claims. Autoliv has appealed against the May 2006 court decision and believes it has meritorious grounds for such appeal. In the opinion of the Company’s management, it is not possible to give any meaningful estimate of any financial impact that may arise from the claim. While management does not believe it is probable, the final outcome of this litigation may result in a loss that will have to be recorded by Autoliv, Inc. No reserves have been accrued for this dispute.

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

There remained an open issue as to the calculation of the pre-judgment interest. The former supplier had sought an additional $4.9 million that it attributed to pre-judgment interest and on November 15, 2007, filed a notice of appeal from the District Court’s decision. On July 10, 2008, the Court of Appeals affirmed the District Court’s decision. On October 8, 2008, the former supplier filed a petition for writ of certiorari (i.e. an appeal) with the United States Supreme Court. On December 1, 2008, the Supreme Court denied the petition.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of Autoliv during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market for Autoliv's common stock including the relevant trading market, and approximate number of shareholders is included in the section titled “Share Performance and Shareholder Information” on pages 26 to 27 of the Annual Report and is incorporated herein by reference.

Share price and dividends

Information on the Company's quarterly share prices and dividends declared and paid for the two most recent years, 2007 and 2008, is included in the “Share Price and Dividends” table on page 27 of the Annual Report and is incorporated herein by reference.

Stock repurchase program

During the fourth quarter of 2008, Autoliv made no repurchases. Since the repurchasing program was adopted in 2000, Autoliv has repurchased 34.3 million shares at an average cost of US$ 42.93 per share.

	NASDAQ OMX Nordic Stock Exchange		New York Stock Exchange		SSE + NYSE
	("SSE")		("NYSE")		Total Number of Shares		Maximum Number of Shares
Date	Total Number of Shares	Average Price in US$	Total Number of Shares	Average Price in US$	Purchased as Part of Publicly	Average Price in US$	that may yet be Purchased under the
	Purchased	Paid per Share	Purchased	Paid per Share	Announced Plans or Programs	Paid per Share	Plans or Programs
October 1-
October 31
Total	0	0.0000	0	0.0000	0	0.0000	3,188,045

November 1-
November 30
Total	0	0.0000	0	0.0000	0	0.0000	3,188,045

December 1-
December 31
Total	0	0.0000	0	0.0000	0	0.0000	3,188,045

Total	0	0.0000	0	0.0000	0	0.0000	3,188,045

The initial announcement of the share buyback program with an authorization to buy back 10 million shares was made on May 9, 2000. An expansion to 20 million shares, then to 30 million shares and then to 37.5 million shares was announced on April 30, 2003, December 15, 2005 and November 8, 2007, respectively. The share buyback program does not have an expiration date.

Additional information concerning the repurchase of Autoliv stock is included on pages 24-25 in section “Value-Creating Cash Flow” of the Annual Report, and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2008 is included on page 71 of the Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2008 is included on pages 28 through 36 of the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Quantitative and Qualitative Disclosures about market risk are included in the Management's Discussion and Analysis section “Risks and Risk Management” on pages 37 through 40 of the Annual Report and are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2008 and 2007 and the Consolidated Statements of Income and Cash Flows and Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2008, the Notes to the Consolidated Financial Statements, and the Report of the Independent Registered Public Accounting Firm are included on pages 43 through 65 of the Annual Report and are incorporated herein by reference.

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

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

(b)	Management's Report on Internal Control Over Financial Reporting

The Management Report on Internal Control over Financial Reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) is included on page 42 of the Annual Report in the section Management’s Reports immediately preceding the audited financial statements and is incorporated herein by reference.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by our independent registered public accounting firm, as stated in their report that is included on page 65 of the Annual Report and is incorporated herein by reference.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting in the period covered by this report.

ITEM 9B. Other Information
All events required to be disclosed on form 8-K during the fourth quarter have been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors:
Information concerning the directors and nominees for re-election of directors of Autoliv is included in Item 1 of the 2009 Proxy Statement under the captions “Nominees for Directors at the 2009 Annual Meeting,” “Directors Continuing in Office with Terms Expiring at the 2010 Annual Meeting” and “Directors Continuing in Office with Terms Expiring at the 2011 Annual Meeting” and is incorporated herein by reference.

Executive Officers of the Registrant:

JAN CARLSON, age 48, President and Chief Executive Officer of Autoliv, Inc. from April 1, 2007. Mr. Carlson joined Autoliv in 1999 as President of Autoliv Electronics, a position he held until April 2005, when he became Vice President for Engineering of Autoliv Inc. and a member of the Company’s management committee. In 2006, he was appointed President of Autoliv Europe. Prior to joining Autoliv, Mr. Carlson was President of Saab Combitech, a division specializing in commercializing military technologies within the Saab aircraft group. Mr. Jan Carlson has a Master of Science degree in Physical Engineering from the University of Linköping, Sweden.

STEVEN FREDIN, age 46, Vice President Engineering, appointed September 1, 2006. Mr. Fredin has worked for Autoliv since 1988 and has been a key technical leader in virtually all of Autoliv’s product areas. Prior to assuming his current position, he was Director Global System Development of the Company and Vice President of Seatbelt Development for Autoliv North America. Mr. Fredin holds a Bachelor of Science degree in Mechanical Engineering from the Michigan Technological University.

MARIKA FREDRIKSSON, age 45, Vice President and Chief Financial Officer, appointed March 31, 2008. Before joining Autoliv on September 1, 2008, Ms. Fredriksson was Vice President Finance and Strategy and Chief Financial Officer of Volvo Construction Equipment (VCE) in Brussels, Belgium. She joined the Volvo Group in 1996 as Area Manager Sales Financing. In 1998, she became Finance Director of Volvo Construction Equipment International AB in Sweden. She also worked for Svenska Handelsbanken and Vilnius Stiklas in Lithuania. Ms. Fredriksson holds a Masters Degree in Business Administration from the Swedish School of Economics and Business Administration in Helsinki, Finland.

HALVAR JONZON, age 58, Vice President Purchasing, appointed January 1, 2002. Prior to joining Autoliv, Mr. Jonzon held various positions since 1974 in Electrolux, the Swedish white goods company, including General Manager of Electrolux International (1983-86), Senior Vice President, Purchasing for the White Goods Division (1986-91), Senior Vice President and General Manager for Nordic Markets (1991-96) and for the European Logistics Division (1996-99), as well as Senior Vice President and Chief of Staff of Electrolux Home Products Europe S.A. in Brussels (1999-02). He holds an MBA from Stockholm School of Economics and an Executive Education Diploma from Columbia Business School in New York City.

SVANTE MOGEFORS, age 54, Vice President Quality, appointed April 1, 2005, after having been Director Corporate Quality of Autoliv AB since 2003. Mr. Mogefors initially joined Autoliv in 1985 and has experience in several functions and positions within Autoliv, including the areas of product development, process implementations and quality control. Between 1990 and 1996, Mr. Mogefors was for a period President of Lesjöfors Herrljunga AB and for another period President of Moelven E-Modul AB. Mr. Mogefors holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

MATS ÖDMAN, age 58, Vice President Corporate Communications, appointed May 1, 1997, after having been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Ödman had the same position in Fermenta AB and Gambro AB. Prior to that Mr. Ödman was Investor Relations Manager in New York for Pharmacia AB.

JAN OLSSON, age 54, Vice President Research, appointed April 1, 2005. Mr. Olsson was Vice President Engineering from 1997 to 2005, President of Autoliv Sverige AB from 1994 to 1997 and Manager of Engineering of Autoliv Sverige from 1989 until August 1994. Mr. Olsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

HANS-GÖRAN PATRING, age 59, Vice President Human Resources, appointed on April 26, 2001. Prior to assuming his current position on January 1, 2002, he was Deputy Vice President, Human Resources from September 3, 2001, and from 1999 Group Vice President of Human Resources of the Global Automation Division at ABB in Zurich, Switzerland. Previously, he was Vice President of Human Resources for ABB's Global Robotics Business based in the United Kingdom for three years.

LARS SJÖBRING, age 41, Vice President Legal Affairs, General Counsel and Secretary, appointed September 3, 2007. Prior to joining Autoliv Mr. Sjöbring held various positions with Telia AB; Skadden Arps, Slate, Meagher and Flom LLP; and Nokia Corp, most recently as Director Legal (M&A). Mr. Sjöbring holds Master of Law degrees from the University of Lund, Sweden; Amsterdam School of International Relations (ASIR), the Netherlands; and Fordham University Law School, New York, U.S.A. Mr. Sjöbring is admitted to practice in the State of New York.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

The information required by Item 10 regarding directors and officers is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2009 Proxy Statement and is incorporated herein by reference.

Corporate Governance

The information required by Item 10 regarding the Company’s Code of Ethics is included under the caption “Corporate Governance Guidelines and Codes of Conduct and Ethics” in the 2009 Proxy Statement, and is incorporated herein by reference. The information required by the same item regarding Audit Committee and Audit Committee financial experts is included in the sections “Committees of the Board” and “Audit Committee Report” in the 2009 Proxy Statement and is incorporated herein by reference.

A matrix summarizing Board Meeting Attendance is published on page 67 in the Annual Report and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 regarding executive compensation for the year ended December 31, 2008 is included under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the 2009 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Compensation Committee is included in the sections “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding beneficial ownership of Autoliv's common stock is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Shares Previously Authorized for Issuance Under the Plan” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2008, no transactions took place that the Company deemed to require disclosure under Item 13. Further information regarding the Company’s policy and procedures concerning to related party transactions is included under caption “Related Person Transactions” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9 (e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of services provided to Autoliv is included under the caption “Ratification of Appointment of Independent Auditors” in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)      Financial Statements

The following consolidated financial statements are included on pages 43 through 64 of the Annual Report and Selected Financial Data is included on page 71 of the Annual Report and are incorporated herein by reference:

(i) Consolidated Statements of Income - Years ended December 31, 2008, 2007 and 2006 (page 43); (ii) Consolidated Balance Sheets - as of December 31, 2008 and 2007 (page 44); (iii) Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006 (page 45); (iv) Consolidated Statements of Shareholders’ Equity – as of December 31, 2008, 2007 and 2006 (page 46); (v) Notes to Consolidated Financial Statements (pages 47-64); (vi) Report of Independent Registered Public Accounting Firm (page 65).

(2)      Financial Statement Schedules

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, they are not required, or the information required is included in the financial statements or notes thereto.

(3)      Indemnification Agreement

On February 17, 2009, Autoliv, Inc. (the “Company”) entered into Director Indemnification Agreements with each of the current directors of the Company pursuant to which the Company agreed, in exchange for such person’s continued service on the Company’s Board of Directors, to indemnify, defend and hold harmless each such director to the fullest extent permitted or required by the laws of the State of Delaware against certain claims and losses related to his service on the Board of Directors of the Company.  In addition, the Company agreed to advance certain expenses relating to, arising out of or resulting from any such claim or loss.

The foregoing description of the Director Indemnification Agreements does not purport to be complete and is qualified in its entirety by reference to the actual agreements, a form of which is attached hereto as Exhibit 99.i.

The Company also anticipates that in the coming weeks it will enter into Indemnification Agreements with most of its executive officers,  substantially in the form of the Indemnification Agreement attached hereto as Exhibit 99.i.

(4)      Index to Exhibits

Exhibit No.	Description

3.1
Autoliv's Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-23813, filing date June 13, 1997) (the “Registration Statement”).

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

10.7	Form of Severance Agreement between Autoliv and its executive officers, is incorporated herein by reference to Exhibit 10.7 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.8	Pension Agreement, dated November 26, 1999, between Autoliv AB and Lars Westerberg, is incorporated herein by reference to Exhibit 10.8 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.9	Form of Amendment to Employment Agreement – notice, is incorporated herein by reference to Exhibit 10.9 on Form 10-K (File No. 1-12933, filing date March 14, 2003).

10.10	Form of Amendment to Employment Agreement – pension, is incorporated herein by reference to Exhibit 10.10 on Form 10-K (File No. 1-12933, filing date March 14, 2003).

10.11	Form of Agreement – additional pension, is incorporated herein by reference to Exhibit 10.11 on Form 10-K (File No. 1-12933, filing date March 14, 2003).

10.12	Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.12 on Form 10-K (File No. 1-12933, filing date March 11, 2004).

10.13	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Jan Carlson, is incorporated herein by reference to Exhibit 10.13 on Form 10-Q (File No. 1-12933, filing date October 25, 2007).

10.14
Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Jan Carlson, is incorporated herein by reference to Exhibit 10.14 on Form 10-Q (File No. 1-12933, filing date October 25, 2007).

10.15
Settlement Agreement, dated August 26, 2008, between Autoliv France, SNC and Autoliv, Inc. and Mr. Benoît Marsaud, is incorporated herein by reference to Exhibit 10.15 on Form 10-Q (File No. 1-12933, filing date October 22, 2008).

10.16
Terms and conditions for Autoliv, Inc.’s issue of SEK 150 million Floating Rate Bonds due 2010, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.16 on Form 10-Q (File No. 1-12933, filing date October 22, 2008).

10.17
Terms and conditions for Autoliv, Inc.’s issue of SEK 300 million Floating Rate Bonds due 2011, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.17 on Form 10-Q (File No. 1-12933, filing date October 22, 2008).

10.18
Facility Agreement, dated October 16, 2008, between Autoliv, Inc. and Skandinaviska Enskilda Banken for SEK 1 billion facility, is incorporated herein by reference to Exhibit 10.18 on Form 10-Q (File No. 1-12933, filing date October 22, 2008).

11
Information concerning the calculation of Autoliv 's earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

13	Autoliv's Annual Report to Shareholders for the fiscal year ended December 31, 2008.

14	Autoliv’s Code of Ethics.

21*	Autoliv's List of Subsidiaries.

22	No matters were submitted to Autoliv's stockholders during the fourth quarter of 2008.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.h	Facilities Agreement of $1,100,000,000, dated November 7, 2005, among Autoliv Inc. and the lenders named therein.

99.i*	Form of Indemnification Agreement between Autoliv, Inc. and its Directors and certain of its executive officers.
________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 24, 2009.

AUTOLIV, INC.
(Registrant)
By: /s/ Marika Fredriksson

Marika Fredriksson
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 24, 2009.

Title	Name

Chairman of the Board of Directors	/s/ Lars Westerberg
Lars Westerberg

Chief Executive Officer and Director
(Principal Executive Officer)	/s/ Jan Carlson
Jan Carlson

Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting	/s/ Marika Fredriksson
Officer)	Marika Fredriksson

Director	/s/ S. Jay Stewart
S. Jay Stewart

Director	/s/ Robert W. Alspaugh
Robert W. Alspaugh

Director	/s/ Sune Carlsson
Sune Carlsson

Director	/s/ William E. Johnston Jr.
William E. Johnston Jr.

Director	/s/ Walter Kunerth
Walter Kunerth

Director	/s/ George A. Lorch
George A. Lorch

Director	/s/ Lars Nyberg
Lars Nyberg

Director	/s/ James M. Ringler
James M. Ringler

Director	/s/ Kazuhiko Sakamoto
Kazuhiko Sakamoto

Director	/s/ Per Welin
Per Welin

Director	/s/ Wolfgang Ziebart
Wolfgang Ziebart