Form 10-Q
period 2009-03-31
AUTOLIV INC
filed 2009-04-23
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Commission File No.: 1-12933

AUTOLIV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

World Trade Center, Klarabergsviadukten 70, Box 70381, SE-107 24 Stockholm, Sweden	N/A
(Address of principal executive offices)	(Zip Code)

+46 8 587 20 600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☐    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer: ☒	Accelerated filer: ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 17, 2009, there were 85,082,016 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

All such forward-looking statements, including without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions or data from third parties, and apply only as of the date of this report. Our expectations and beliefs are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as these assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond our control.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety or reasons, including without limitation, the successful execution of any restructuring activities discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer preferences for end products, customer losses and changes in regulatory conditions, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, the economic outlook for the Company’s markets, fluctuation of foreign currencies, fluctuation in vehicle production schedules for which the Company is a supplier, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments, pricing negotiations with customers, increased costs, supply issues. product liability, warranty and recall claims and other litigations, possible adverse results of pending or future litigation or infringement claims, legislative or regulatory changes, tax assessments by governmental authorities, political conditions, dependence on customers and suppliers, as well the risks identified in Item 1A “Risk Factors” in this report. Except for the Company’s ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicity any forward-looking statements whether as a result of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1.1	Basis of Presentation
1.2	Receivables
1.3	Inventories
1.4	Restructuring
1.5	Product-Related Liabilities
1.6	Comprehensive (Loss) Income
1.7	New Accounting Pronouncements
1.8	Income Taxes
1.9	Retirement Plans
1.10	Fair Value Measurement
1.11	Contingent Liabilities
1.12	Equity and Equity Units Offerings

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

ITEM 4T. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in millions, except per share data)

	Quarter January-March
	2009	2008
Net sales
- Airbag products	$586.5	$1,159.4
- Seatbelt products	340.2	668.3

Total net sales	926.7	1,827.7

Cost of sales	(846.4)	(1,478.1)

Gross profit	80.3	349.6

Selling, general & administrative expenses	(72.0)	(102.9)
Research, development & engineering expenses	(75.2)	(112.9)
Amortization of intangibles	(5.8)	(6.2)
Other income (expense), net	(16.0)	(0.3)

Operating (loss) income	(88.7)	127.3

Equity in earnings of affiliates	0.9	1.1
Interest income	2.9	1.6
Interest expense	(18.4)	(16.3)
Other financial items, net	(0.2)	(0.2)

(Loss) income before income taxes	(103.5)	113.5

Income tax benefit (expense)	39.4	(30.0)

Net (loss) income	$(64.1)	$83.5

Less: Net (loss) income attributable to non-controlling interest	(0.7)	2.0

Net (loss) income attributable to controlling interest	$(63.4)	$81.5

Net (loss) earnings per share – basic	$(0.90)	$1.11
Net (loss) earnings per share – diluted 1)	$(0.90)	$1.11

Weighted average number of shares outstanding, net of treasury shares (in millions)	70.5	73.4

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	70.6	73.7

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	85.1	72.7

Cash dividend per share – declared	$—	$0.39
Cash dividend per share – paid	$0.21	$0.39
1)	No dilution first quarter 2009. The difference between basic and dilutive per share amounts is less than one percent for each period.

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Cash & cash equivalents	$935.4	$488.6
Receivables	771.7	838.5
Inventories	456.2	592.4
Other current assets	207.8	166.8

Total current assets	2,371.1	2,086.3

Property, plant & equipment, net	1,092.9	1,158.2
Investments and other non-current assets	220.7	215.9
Goodwill	1,600.5	1,607.8
Intangible assets, net	134.0	137.4

Total assets	$5,419.2	$5,205.6

Liabilities and equity
Short-term debt	$207.8	$270.0
Accounts payable	438.1	613.4
Accrued expenses	352.8	324.3
Other current liabilities	146.1	173.0

Total current liabilities	1,144.8	1,380.7

Long-term debt	1,748.1	1,401.1
Pension liability	109.4	111.0
Other non-current liabilities	130.7	139.0

Total non-current liabilities	1,988.2	1,651.1

Total parent shareholders’ equity	2,241.5	2,116.5
Non-controlling interest	44.7	57.3

Total equity	2,286.2	2,173.8

Total liabilities and equity	$5,419.2	$5,205.6

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Quarter January-March
	2009	2008
Operating activities
Net (loss) income	$(64.1)	$83.5
Depreciation and amortization	71.0	84.4
Other	10.8	(1.4)
Changes in operating assets and liabilities	(26.5)	(1.6)

Net cash (used in) provided by operating activities	(8.8)	164.9

Investing activities
Capital expenditures	(35.4)	(62.8)
Proceeds from sale of property, plant and equipment	1.7	3.9
Acquisitions of businesses, investments in affiliated companies and other, net	(2.7)	(6.2)

Net cash used in investing activities	(36.4)	(65.1)

Financing activities
Net (decrease) increase in short-term debt	(90.9)	228.9
Issuance of long-term debt	440.0	19.0
Repayments and other changes in long-term debt	(79.1)	(191.1)
Dividends paid	(14.8)	(28.7)
Shares repurchased	—	(63.2)
Common stock issue, net	238.6	—
Common stock options exercised	0.1	0.2
Other, net	(0.2)	(0.2)

Net cash provided by (used in) financing activities	493.7	(35.1)

Effect of exchange rate changes on cash	(1.7)	7.9

Increase in cash and cash equivalents	446.8	72.6

Cash and cash equivalents at period-start	488.6	153.8

Cash and cash equivalents at period-end	$935.4	$226.4

See “Notes to unaudited consolidated financial statements.”

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED)

(Dollars and Shares in millions)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling interest	Total Equity
Balance at December 31, 2008	102.8	$102.8	$1,954.3	$1,402.8	$54.3	$(1,397.7)	$57.3	$2,173.8
Common Stock incentives						1.2		1.2
Cash dividend paid to non-controlling interest on subsidiary stock							(0.2)	(0.2)
Purchase of non-controlling interest			(1.3)				(9.7)	(11.0)
Common stock issue, net of fees			(409.8)			630.7		220.9
Fair value purchase contracts, net of fees			15.4					15.4
Total Comprehensive Loss:
Net loss				(63.4)			(0.7)	(64.1)
Net change in cash flow hedges					(0.1)			(0.1)
Foreign currency translation					(48.6)		(2.0)	(50.6)
Pension liability					0.9			0.9
Total Comprehensive Loss								(113.9)
Balance at March 31, 2009	102.8	$102.8	$1,558.6	$1,339.4	$6.5	$(765.8)	$44.7	$2,286.2

During the first quarter 2009 the Company sold approximately 14.7 million common shares from treasury stock. In addition, approximately 0.1 million shares from the treasury stock have been utilized by the Stock Incentive Plan during the first quarter 2009.

See “Notes to unaudited consolidated financial statements.”

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2009

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

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv’s reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 24, 2009.

The Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, management certifications, current reports on Form 8-K and other documents, can be obtained free of charge from Autoliv at the Company’s address. These documents are also available at the SEC’s web site at www.sec.gov and at the Company’s corporate website at www.autoliv.com.

1.2 Receivables

During the first quarter of 2009, the Company sold receivables related to selected customers with high credit worthiness as a means of saving interest cost, net of discounts. The receivables were sold to various external financial institutions without recourse and in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS-140”). Since the Company uses the cash received to repay debt, these factoring agreements have the effect of reducing debt and accounts receivable. At March 31, 2009 and December 31, 2008 receivables would have been higher by $41 million and $104 million, respectively, if these agreements had not been entered into. The discount cost is recognized in “Other financial items, net” in the Statement of Operations.

1.3 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserve:

	March 31, 2009	December 31, 2008
Raw materials	$185.8	$227.5
Work in progress	176.2	236.6
Finished products	94.2	128.3

Total	$456.2	$592.4

1.4 Restructuring

The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS-146”) and employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with FASB Statement No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits (“FAS-88”) and FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits (“FAS-112”). Impairment charges directly associated with exit or disposal activities are accounted for in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS-144”).

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

The tables below summarize the change in the balance sheet position of the restructuring reserves from December 31, 2007 to March 31, 2009.

2009

The Action Program initiated in July 2008 was finalized as of December 31, 2008. The cost in 2008 for this Action Program was $74 million (for further information, see Note 10 in the 2008 Annual Report) and the remaining reserves at the end of 2008 will substantially become payments during 2009. The Company will not initiate additional restructuring activities under this program. From January 2009 and onwards new provisions for restructuring activities will be made on a case by case basis and no individual plan is expected to be material to the Company’s consolidated financial statements.

Q1

The employee-related restructuring provisions in the first quarter 2009 mainly relate to headcount reductions in North America, Europe and Japan. Additionally, the cash payments mainly relate to North America and Europe. The changes in the employee-related reserves were charged against “Other income (expense), net” in the Statements of operations. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2008 to March 31, 2009.

	Dec. 31, 2008	Provision/Charge	Cash payments	Translation difference	March 31, 2009
Restructuring - employee related	$55.3	$16.0	$(20.7)	$(1.8)	$48.8
Other	0.4	—	(0.2)	—	0.2

Total	$55.7	$16.0	$(20.9)	$(1.8)	$49.0

During the quarter, 1,419 employees covered by the reserves left the Company. As of March 31, 2009, 1,803 employees remained who were covered by the restructuring reserves.

The table above includes the cash payments and remaining reserves associated with the Action Program initiated in July 2008 and are separately disclosed in the table below.

Action Program

	Dec. 31, 2008	Provision/Charge	Cash payments	Translation difference	March 31, 2009
Restructuring - employee related	$46.4	$—	$(14.6)	$(1.2)	$30.6
Other	0.2	—	(0.2)	—	—

Total	$46.6	$—	$(14.8)	$(1.2)	$30.6

2008

In 2008, the employee-related restructuring provisions mainly related to headcount reductions throughout North America and Europe and were primarily associated with the Action Program and separately disclosed in the table below. The cash payments mainly related to North America and Europe. The changes in the employee-related reserves were charged against “Other income (expense), net” in the Statements of operations. Impairment charges mainly related to machinery and equipment impaired in connection with the Action Program activities in North America and Europe. The fixed asset impairments were charged against “Cost of sales” in the Statements of operations. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2007 to December 31, 2008.

	Dec. 31, 2007	Provision/Charge	Cash payments	Non- Cash	Translation difference	December 31, 2008
Restructuring - employee related	$16.8	$72.7	$(31.3)	$—	$(2.9)	$55.3
Fixed asset impairment	—	8.0	—	(8.0)	—	—
Other	—	0.4	—	—	—	0.4

Total	$16.8	$81.1	$(31.3)	$(8.0)	$(2.9)	$55.7

During 2008, 1,317 employees covered by the restructuring reserves left the Company. As of December 31, 2008, 2,082 employees remained who were covered by the restructuring reserves.

The table above includes the activities and remaining reserves associated with the Action Program initiated in July 2008 and are separately disclosed in the table below.

Action Program

	Dec. 31, 2007	Provision/Charge	Cash payments	Non- Cash	Translation difference	December 31, 2008
Restructuring - employee related	$—	$65.8	$(16.9)	$—	$(2.5)	$46.4
Fixed asset impairment	—	8.0	—	(8.0)	—	—
Other	—	0.2	—	—	—	0.2

Total	$—	$74.0	$(16.9)	$(8.0)	$(2.5)	$46.6

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

The table below summarizes the change in the balance sheet position of the product-related liabilities for the first quarter. The provisions recorded for the three month period ended March 31, 2009 mainly relate to warranties, while at March 31, 2008 they mainly relate to recalls.

	Quarter January-March
	2009	2008
Reserve at beginning of the period	$16.7	$18.8
Provision	1.7	5.9
Cash payments	(1.3)	(2.6)
Translation difference	(0.6)	1.4

Reserve at end of the period	$16.5	$23.5

1.6 Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income for the period and items charged directly to equity.

	Quarter January-March
	2009	2008
Net (loss) income	$(64.1)	$83.5

Pension liability	0.9	(0.5)
Net change in cash flow hedges	(0.1)	0.2
Translation of foreign operations	(50.6)	59.6

Other comprehensive (loss) income	(49.8)	59.3

Comprehensive (loss) income	$(113.9)	$142.8

Less: Comprehensive (loss) income attributable to non-controlling interest	(2.7)	5.8
Comprehensive (loss) income attributable to controlling interest	$(111.2)	$137.0

1.7 New Accounting Pronouncements

The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2009:

FASB Statement No. 157, Fair Value Measurements (“FAS-157”), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. FAS-157 was issued in September 2006 and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS-157-2, Effective Date of FASB Statement No. 157 (“FSP FAS-157-2”). This FSP deferred the effective date of FAS-157, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted FAS-157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of FAS-157 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position in the first quarter 2009.

FASB Statement No. 141 (revised 2007), Business Combinations (“FAS-141(R)”), replaces FASB Statement No. 141. FAS-141(R) applies the acquisition method to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The Statement was issued in December 2007 and is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“FAS-160”), amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. The Statement was issued in December 2007, and is effective for fiscal years beginning after December 15, 2008. The application of FAS-160 did not have a significant impact on earnings nor the financial position.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FAS-161”), requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement was issued in March 2008 and is effective prospectively for fiscal years beginning after November 15, 2008. The application of FAS-161 expanded the required disclosures in regards to the Company’s derivative and hedging activities.

FASB Final Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS-142-3”), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The Statement was issued in April 2008, and is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this FSP for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP FAS-142-3, however, shall be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The application of FSP FAS-142-3 is not expected to have a material impact on the earnings nor the financial position.

FASB Final Staff Position No. 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS-132(R)-1”), amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. The Statement was issued December 30, 2008 and is effective prospectively for fiscal years ending after December 15, 2009. The application of FSP FAS-132(R)-1 will expand the Company’s disclosures regarding pension assets.

FASB Final Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS-107-1 and APB-28-1”), amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Statement was issued in April 2009 and is effective prospectively for interim reporting periods ending after June 15, 2009. The application of FSP FAS-107-1 and APB-28-1 will expand the Company’s disclosures regarding the use of fair value in interim periods.

1.8 Income Taxes

For the first three months of 2009 the effective tax benefit rate was 38.1%, compared with an effective tax rate of 26.4% in the first three months of 2008. The net impact of discrete tax items in the first three months of 2009 caused a 4% increase to the effective tax benefit rate for the first quarter 2009. The net impact of discrete tax items in the first three months of 2008 caused a 2% reduction to the effective tax rate for the first quarter 2008.

The tax rate for the full year 2008 was 30.7%, net of discrete tax items which created a benefit of 0.9 percentage points.

The Company files income tax returns in the United States federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal tax authorities for years prior to 2003. With few exceptions, the Company is also no longer subject to income tax examination by U.S. state or local tax authorities for tax years prior to 2003. In addition, with few exceptions, the Company is no longer subject to income tax examinations by non-U.S. tax authorities for years before 2002.

The Internal Revenue Service (“IRS”) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006. On March 31, 2009, the IRS field examination team that is auditing the Company issued an examination report in which the examination team proposed changes to increase U.S. taxable income by approximately $294.4 million due to alleged incorrect transfer pricing in transactions between a U.S. subsidiary and other subsidiaries during the period 2003 through 2005. The Company believes, after consultation with its tax counsel, that the examination team’s proposed adjustments are based on errors in fact and law. The Company expects that, after the conclusion of the applicable administrative procedures and review within the IRS, including the mutual agreement procedure of income tax treaties to which the U.S. is a party, and/or a judicial determination of the facts and applicable law, any adjustment with respect to the transfer pricing in these transactions will not produce a material increase to the Company’s consolidated income tax liability. The Company is not able to estimate when these administrative procedures and review within the IRS will be completed.

In addition, the Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of March 31, 2009, as a result of those tax examinations, the Company currently is not aware of any material proposed income tax adjustments other than the U.S. adjustments mentioned previously. The Company expects the completion of certain tax audits in the near term. It is reasonably possible that the amount of unrecognized benefits with respect to certain of our unrecognized tax positions could significantly increase or decrease in some future period or periods. However, at this time, an estimate of the range of the reasonably possible outcomes is not possible.

During the first quarter 2009, the Company recorded an increase of $0.6 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2009 related to unrecognized tax benefits of prior years. In addition, during the first quarter 2009, the Company recorded a decrease of $3.2 million to income tax reserves for unrecognized tax benefits for prior years. Of the total unrecognized tax benefits of $40.5 million recorded at March 31, 2009, $26.4 million is classified as current tax payable and $14.1 million is classified as non-current tax payable on the balance sheet.

1.9 Retirement Plans

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three months periods ended March 31, 2009 or 2008.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The components of the total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Quarter January-March
	2009	2008
Service cost	$3.6	$3.8
Interest cost	3.6	3.7
Expected return on plan assets	(2.5)	(3.3)
Amortization prior service cost (credit)	(0.2)	(0.2)
Amortization of (gain) loss	1.5	—

Net Periodic Benefit Cost	$6.0	$4.0

1.10 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The use of such derivatives is in accordance with the strategies contained in the Company’s overall financial policy. No derivatives have a maturity beyond 2019. Certain derivatives are designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS-133”) as amended by FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“FAS-138”). However, in certain cases hedge accounting is not applied either because non hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the statement of operations along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the statement of operations when the hedge transaction effect net earnings. There were no material reclassifications from OCI to the statement of operations in first quarter of 2009 and, likewise, no material reclassifications are expected for the next 12 months. Any ineffectiveness has been immaterial.

The Company records derivatives at fair value. Any gains and losses on derivatives recorded at fair value are reflected in the consolidated statement of operations with the exception of cash flow hedges where an immaterial portion of the fair value is reflected in other comprehensive income in the balance sheet. The degree of judgment utilized in measuring the fair value of the instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of asset or liability, whether the asset or liability has an established market and the characteristics specific to the transaction. Derivatives with readily active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, assets rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

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

All fair value measurements have been determined using level 2 inputs.

There were no changes in the Company’s valuation techniques during the three months ended March 31, 2009.

The following tables presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

			Fair Value Measurements at March 31, 2009
Description	Nominal Volume		Derivative Asset	Derivative Liability	Balance Sheet Location
Derivatives designated as hedging instruments under Statement 133
Cross currency interest rate swaps less than 1 year (Cashflow Hedge)	$30.7		$2.4	$2.2	Other current assets/liabilities
Cross currency interest rate swaps less than 2 years (Cashflow Hedge)	49.4		2.9	4.5	Other non current assets/liabilities
Interest rate swaps less than 11 years (Fair Value Hedge)	60.0		12.4	—	Other non current assets
Total derivatives designated as hedging instruments under Statement 133	$140.1		$17.7	$6.7

Derivatives not designated as hedging instruments under Statement 133
Cross currency interest rate swaps less than 3 years	$60.6		—	$4.5	Other non-current liabilities
Foreign exchange swaps less than 6 months	1,540.3	*	30.3	26.6	Other current assets/liabilities
Total derivatives not designated as hedging instruments under Statement 133	$1,600.9		$30.3	$31.1

Total derivatives			$48.0	$37.8

*	The nominal volume of foreign exchange swaps is inflated by approximately $500 million as of March 31, 2009 due to the short term foreign exchange swap transactions entered into by the Company as a result of the March 30, 2009 capital raise.

		Amount Gain (Loss) Recognized in Income Statement in first quarter 2009
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments under Statement 133
Cross currency interest rate swaps less than 1 year (Cashflow Hedge)	$30.7	—	—	—	—	(0.1)
Cross currency interest rate swaps less than 2 years (Cashflow Hedge)	49.4	—	—	—	—	0.0
Interest rate swaps less than 11 years (Fair Value Hedge)	60.0	—	(3.0)	—	—	—
Total derivatives designated as hedging instruments under Statement 133	$140.1

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $3.0 million has decreased interest expense in the first quarter 2009 and thus fully off-sets the $(3.0) million fair value change related to the hedging instrument disclosed in the table above.

			Amount Gain (Loss) Recognized in Income Statement in first quarter 2009
Description	Nominal Volume		Other Financial Items, net	Interest Expense	Interest Income

Derivatives not designated as hedging instruments under Statement 133
Cross currency interest rate swaps less than 3 years	$60.6		(1.6)	—	0.1
Foreign exchange swaps less than 6 months	1,540.3	*	(26.7)	(0.2)	—
Total derivatives not designated as hedging instruments under Statement 133	$1,600.9

*	The nominal volume of foreign exchange swaps is inflated by approximately $500 million as of March 31, 2009 due to the short term foreign exchange swap transactions entered into by the Company as a result of the March 30, 2009 capital raise.

All amounts recognized in the statement of operations related to derivatives, not designated as hedging instruments under Statement 133, relate to economic hedges and thus have been fully off-set by opposite statement of operations effects of the related financial liabilities or financial assets.

Assets and liabilities measured at fair value on a non-recurring basis

The Company did not take any significant impairment charges on long-lived assets and no other significant events requiring non-financial assets and liabilities to be measured at fair value occurred (subsequent to initial recognition) during the first quarter 2009.

1.11 Contingent Liabilities

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

The table in Note 1.5 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three month period ended March 31, 2009 and March 31, 2008.

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

Litigation in France (Autoliv Holding Limited)

In 1997, Autoliv AB (a wholly-owned subsidiary of Autoliv, Inc.) acquired Marling Industries plc (“Marling”). At that time, Marling was involved in a lawsuit relating to the sale in 1992 of a French subsidiary. In May 2006, a French court ruled that Marling (now named Autoliv Holding Limited) and another entity, then part of the Marling group, had failed to disclose certain facts in connection with the 1992 sale, and appointed an expert to assess the losses suffered by the plaintiff. The acquirer of the French subsidiary has made claims for damages of approximately €40 million (approximately $54 million) but has not yet provided the court appointed expert with the materials needed to evaluate the claims. Autoliv has appealed against the May 2006 court decision and believes it has meritorious grounds for such appeal. In the opinion of the Company’s management, it is not possible to give any meaningful estimate of any financial impact that may arise from the claim. While management does not believe it is probable, the final outcome of this litigation may result in a loss that will have to be recorded by Autoliv, Inc. No reserves have been accrued for this dispute.

IRS Audit Proceedings

At any given time, the Company is undergoing tax audits in several tax jurisdictions and covering multiple years. Ultimate outcomes are uncertain but could, in future periods, have a significant impact on the Company’s cash flows. On March 31, 2009, the IRS field examination team that is auditing the Company issued an examination report in which the examination team proposed changes to increase U.S. taxable income by approximately $294.4 million due to alleged incorrect transfer pricing in transactions between a U.S. subsidiary and other subsidiaries during the period 2003 through 2005. The Company believes, after consultation with its tax counsel, that the examination team’s proposed adjustments are based on errors in fact and law. The Company expects that, after the conclusion of the applicable administrative procedures and review within the IRS, including the mutual agreement procedure of income tax treaties to which the U.S. is a party, and/or a judicial determination of the facts and applicable law, any adjustment with respect to the transfer pricing in these transactions will not produce a material increase to the Company’s consolidated income tax liability.

1.12 Equity and Equity Units Offerings

On March 30, 2009, the Company sold, in an underwritten registered public offering, approximately 14.7 million common shares from treasury stock and 6.6 million equity units (the “Equity Units”) for an aggregate stated amount and public offering price of $235 million and $165 million, respectively.

Each Equity Unit has a stated amount of $25 and initially consists of (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $25, on the purchase contract settlement date of April 30, 2012, subject to early settlement in accordance with the terms of the Purchase Contract and Pledge Agreement, a certain number (at the “Settlement Rate”) of shares of Common Stock; and (ii) a  1/40, or 2.5%, undivided beneficial ownership interest in a $1,000 principal amount of the Company’s 8% senior notes due 2014 (the “Senior Notes”). The Settlement Rate will be calculated as follows:

•

If the applicable market value (as defined below) of the Common Stock is equal to or greater than $19.20 (the “threshold appreciation price”), then the Settlement Rate will be 1.3021 shares of Common Stock;

•

If the applicable market value of the Common Stock is less than the threshold appreciation price but greater than $16.00 (the “reference price”), then the Settlement Rate will be a number of shares of Common Stock equal to $25 divided by the applicable market value; and

•	If the applicable market value of the Common Stock is less than or equal to the reference price, then the Settlement Rate will be 1.5625 shares of Common Stock.

The Company has allocated proceeds received upon issuance of the mandatory convertible equity units in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”) based on relative fair values at the time of issuance. The fair value of the equity forward at issuance was $3.75 and the fair value of the note was $21.25. The discount on the notes will be amortized using the interest method. Accordingly, the difference between the stated rate (i.e. cash payments of interest) and the effective interest rate will be credited to the value of the notes. Thus, at the end of the three years, the notes will be stated on the balance sheet at their face amount. The Company has allocated 1% of the 6% of underwriting commissions paid to the debt as deferred charges based on commissions paid for similar debt issuances, but including factors for current market conditions and the Company’s current credit rating. The deferred charges will be amortized over the life of the note (until remarketing day) using the interest method. The remaining underwriting commissions (5%) were allocated to the equity forward and recorded as a reduction to paid-in capital (see equity statement). In computing earnings per share (“EPS”), the treasury stock method is used. Basic EPS will not be affected until the equity forwards are satisfied and the holders thereof become common stock holders. Diluted EPS will not be affected until Autoliv’s common stock price is over $19.20 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2008 Annual Report on Form 10-K filed with the SEC on February 24, 2009. Unless otherwise noted, all dollar amounts are in millions.

Autoliv is the world’s largest automotive safety system supplier with sales to all the leading vehicle manufacturers in the world. Autoliv develops, markets and manufactures airbags, seatbelts, safety electronics, steering wheels, anti-whiplash systems, child safety as well as night vision systems and other active safety systems. Autoliv accounts for more than one third of its market. Autoliv has manufacturing facilities in 29 vehicle-producing countries.

Autoliv is a Delaware holding corporation with principal executive offices in Stockholm, Sweden, which owns two principal subsidiaries, Autoliv AB (“AAB”) and Autoliv ASP, Inc. (“ASP”). AAB, a Swedish corporation, is a leading developer, manufacturer and supplier to the automotive industry of car occupant restraint systems. Starting with seat belts in 1956, AAB expanded its product lines to include seat belt pretensioners (1989), frontal airbags (1991), side-impact airbags (1994), steering wheels (1995) and seat sub-systems (1996). ASP, an Indiana corporation, pioneered airbag technology in 1968 and has since grown into one of the world’s leading producers of airbag modules and inflators. ASP designs, develops and manufactures airbag inflators, modules and airbag cushions, seat belts and steering wheels. It sells inflators and modules for use in driver, passenger, side-impact and knee bolster airbag systems for worldwide automotive markets.

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol “ALV” and Swedish Depositary Receipts representing shares of Autoliv common stock trade on the NASDAQ OMX Nordic Exchange in Stockholm under the symbol “ALIV”. Options in Autoliv shares are traded in Philadelphia and AMSE under the symbol “ALV”. Corporate Units from the Company’s Equity Unit offering in 2009 are traded on the New York Stock Exchange under the symbol ALV.PrZ.

Non-GAAP financial measures

Some of the following discussions refer to non-GAAP financial measures: see “Organic sales”, “Operating working capital”, “Net debt”, “Leverage ratio” and “Interest coverage ratio”. Management believes that these non-GAAP financial measures assist investors in analyzing trends in the Company’s business. Investors should consider these non-GAAP financial measures in addition to, rather than as a substitute for, financial reporting measures prepared in accordance with GAAP. These non-GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to GAAP. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

RESULTS OF OPERATIONS

Overview

The following table shows some of the key ratios. Management uses these measures internally as a means of analyzing the Company’s current and future financial performance and our core operations as well as identifying trends in our financial conditions and results of operations. We have provided this information to investors to assist in meaningful comparisons of past and present operating results and to assist in highlighting the results of ongoing core operations. These ratios are more fully explained in our MD&A discussion below and should be read in conjunction with our consolidated financial statements and the unaudited financial statements in this quarterly report.

KEY RATIOS

(Dollars in millions)

	Quarter January-March or as of March 31
	2009	2008
Operating working capital 1)	$501	$656
Capital employed 7, 12)	$3,297	$3,667
Net debt 1)	$1,010	$1,213
Net debt to capitalization, % 1, 2)	31	33

Gross margin, % 3)	8.7	19.1
Operating margin, % 4)	(9.6)	7.0

Return on total equity, % 8, 12)	(11.5)	13.9
Return on capital employed, % 9, 12)	(10.5)	14.3

No. of employees at period-end 10)	30,800	36,100
Headcount at period-end 11)	33,600	43,000
Days receivables outstanding 5)	75	67
Days inventory outstanding 6)	53	33

1)	See tabular presentation reconciling this non-GAAP measure to GAAP below under the heading “Liquidity and Sources of Capital.”
2)	Net debt in relation to net debt and total equity (including non-controlling interest)
3)	Gross profit relative to sales
4)	Operating income relative to sales
5)	Outstanding receivables relative to average daily sales
6)	Outstanding inventory relative to average daily sales
7)	Total equity and net debt
8)	Net income relative to average total equity
9)	Operating income and equity in earnings of affiliates, relative to average capital employed
10)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
11)	Employees plus temporary, hourly workers
12)	2008 key ratio adjusted in accordance with FASB Statement No. 160, adopted on January 1, 2009

THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

Market overview

During the three-month period January - March 2009, global light vehicle production (LVP) is estimated by CSM and J.D. Power to have declined by 36% while LVP in the Triad (i.e. North America, Europe and Japan), where Autoliv generates close to 90% of its sales, dropped by approximately 45% compared to the same quarter 2008.

In Europe (including Eastern Europe), where Autoliv derives more than half of its revenues, LVP is estimated to have dropped by almost 41%. In Eastern Europe the drop is estimated to have been even more precipitous. The overall European LVP ended 6 percentage points worse than expected in late February when Autoliv updated its guidance.

In North America, which accounts for almost one quarter of consolidated revenues, LVP dropped by 51%. Production cuts for passenger cars were as severe as for light trucks. Ford cut their production by 49%, Chrysler by 55% and GM by 59%. Asian and European vehicle manufacturers combined reduced their production in the region by 45%.

In Japan, which accounts for about one tenth of Autoliv’s consolidated sales, LVP was reduced by 48%. This reduction affected particularly the manufacturing levels for vehicles with higher safety content, for instance, vehicles for export to markets in North America and Western Europe.

In the Rest of the World (RoW), which accounts for more than one tenth of sales, LVP declined by 15%, which was 4 percentage points less than expected due to a 12 percentage points lower decline than expected in China and an 11 percentage point lower decline in India. However, for the important Korean market where the average safety content per vehicle is higher than in India and China, the LVP decline was worse than expected.

Autoliv’s market is driven not only by LVP but also by vehicles being equipped with more safety systems in response to new crash-test programs and regulations. For instance, in February a more stringent crash-test rating program started to be phased-in by the Euro NCAP. In the U.S., a similar revision of NHTSA’s crash-test rating program has been finalized and will be implemented by the fall of 2010. In Brazil, a new law was recently adopted that will mandate frontal airbags starting in 2014.

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

	Reconciliation of the change in “Organic sales” to GAAP financial measure Components of net sales increase (decrease) Quarter January-March, 2009 (Dollars in millions)
	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	(37.4)	(384.5)	(44.0)	(175.0)	(69.5)	(135.9)	(17.8)	(36.6)	(40.0)	(732.0)
Effect of exchange rates	(14.5)	(149.7)	(4.9)	(19.7)	12.8	25.0	(14.5)	(29.9)	(9.6)	(174.3)
Impact of acquisitions/divestments	0.4	4.0	0.3	1.3	—	—	—	—	0.3	5.3
Reported net sales change	(51.5)	(530.2)	(48.6)	(193.4)	(56.7)	(110.9)	(32.3)	(66.5)	(49.3)	(901.0)

Consolidated net sales declined by 49% to $927 million compared to the same quarter 2008. Currency effects reduced sales by nearly 10%. The effect of acquisitions was immaterial. Consequently, organic sales (i.e. sales excluding currency effects, and acquisitions/divestitures; non-U.S. GAAP measure, see table above) declined by 40%. This was in line with expectations despite the fact that light vehicle production in Western Europe and North America combined fell by 45% which was 3 percentage points more than expected in February. This reflects a better sales mix than expected in our main markets and the revitalized light vehicle production in China and India.

Autoliv performance was better than light vehicle production in North America and Europe. This was mainly due to new business and the launch of a number of new vehicle models (see Sales by Region below).

Sales by Product

Sales of airbag products (including steering wheels and electronics) decreased by slightly more than 49% to $587 million. Excluding negative currency effects of 8% and a small effect from a newly acquired radar business (see Significant Events), organic sales declined by close to 42% compared to the 45% decline in LVP in the Triad, i.e. the dominant markets for airbags. Autoliv’s performance was due to new business with Ford, Volkswagen, and Toyota (see Sales by Region below).

Sales of seatbelt products (including seat sub-systems) dropped by 49% to $340 million. Excluding negative currency effects of 12%, organic sales declined by 37%, which was virtually in line with the overall decline in global light vehicle production.

Sales by Region

Sales from Autoliv’s European companies declined by 52% to $499 million. Excluding negative currency effects of 15% and a positive effect from the acquired radar business of less than 1%, organic sales declined by 37% compared to the 41% decline in European light vehicle production. Autoliv’s better performance than the market was due to new business for Opel’s Insignia, and Volkswagen’s Scirocco and Passat CC. It was also due to Fiat’s 500 and Grande Punto; and Volkswagen’s new Golf which benefited from the current strong trend towards smaller cars.

Sales from Autoliv’s North American companies dropped by 49% to $204 million. Excluding negative currency effect of 5% from a weaker Mexican peso and a small effect from the acquired radar business, organic sales declined by 44% compared to the 51% drop in North American light vehicle production. Autoliv’s better performance than the market was primarily due to new business for Ford’s new F-series; Chrysler’s Dodge Ram and Toyota’s Rav4.

Sales from Autoliv’s companies in Japan declined by 57% to $85 million. Excluding favorable currency effects of 13%, organic sales declined by 70%. This was primarily due to the 48% decrease in Japanese LVP. Autoliv’s sales were also affected by the fact that production declined the most for premium cars, SUVs and other vehicles with high safety content for export to North America and Western Europe. This was evidenced by the fact that organic sales of curtain airbags declined by 71% despite new curtain business for Honda’s Odyssey, Mitsubishi’s Montero Sport and Toyota’s Alphard.

Sales from Autoliv’s companies in the Rest of the World (RoW) declined by 32% to $139 million. Excluding negative currency effects of 14%, organic sales declined by 18% which was 3 percentage points more than the decline in the Region’s LVP due to especially severe production cuts, particularly in Korea, for vehicles with high safety content for the export markets in North America, Western Europe and Japan. The decline in organic sales was less for seatbelts than for airbags as a result of a recovery in light vehicle production in China and India towards the end of the quarter, spearheaded by new business in China for Great Wall’s Cool Bear and Florid; Buick’s Regal; Chevrolet’s Cruze; and Nissan’s XTrail, and in India by new business for Suzuki’s Alto.

Earnings for the Three-Month Period Ended March 31, 2009

Despite the drop of almost 50% in sales, Autoliv managed to reach a gross profit of $80 million and a gross margin of 8.7%. This was due to a reduction in production overhead costs by 26%. As a result, the Company managed to offset a significant portion of the negative effects from the dramatic drops in light vehicle production.

Operating income declined by $216 million to a loss of $89 million and operating margin to (9.6%) from 7.0% in 2008. Operating loss and margins were affected by lower gross profit as well as by severance and restructuring costs that were $15 million higher than in the same quarter 2008. Selling, general and administrative expense declined by 30%, of which 20% or $21 million was due to cost savings and 10% to currency effects. Research, development and engineering expense, net declined by 33%, of which 9% was due to currency effects and 24% or $27 million was due to higher engineering income and the Company’s cost savings actions. Including production overhead, overhead costs were $140 million or 28% lower than in the same quarter 2008.

Income before taxes declined by $217 million to a loss of $104 million primarily due to the operating loss. Interest expense net stood virtually unchanged at $15 million.

Net income declined by $148 million to a loss of $64 million. Income taxes were a benefit of $39 million including $4 million from discrete items. The favorable tax effect was also due to the fact that the Company expects to be able to utilize current-year losses arising at historically profitable companies by receiving either refunds of prior-year taxes or deductions against future profits.

Earnings per share declined to a loss of $0.90 from a profit of $1.11 for the same quarter 2008. The average number of shares outstanding decreased by 4% to 70.5 million without dilution from the same quarter 2008.

LIQUIDITY AND SOURCES OF CAPITAL

For the first time in the Company’s history, operations did not generate a positive cash flow. This was due to the unprecedented challenges in the automotive industry. However, the Company’s negative cash flow was limited to $9 million, primarily thanks to a $113 million reduction in inventories. The negative cash flow was due to exceptionally low sales around year-end 2008 caused by the standstills in many vehicle plants in December and January.

Cash flow before financing was negative $45 million including $3 million, net from acquisitions and other. Capital expenditures, net were cut by half to $34 million from $77 million for the previous quarter and reduced from $59 million for the first quarter 2008. For the first quarter 2009, capital expenditures were $37 million less than depreciation and amortization.

The Company uses the non-GAAP measure “Operating working capital” as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are by contrast managed as part of the Company’s overall debt management.

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	March 31, 2009	December 31, 2008	March 31, 2008
Total current assets	$2,371.1	$2,086.3	$2,378.6
Total current liabilities	(1,144.8)	(1,380.7)	(2,092.1)

Working capital	1,226.3	705.6	286.5
Cash and cash equivalents	(935.4)	(488.6)	(226.4)
Short-term debt	207.8	270.0	569.2
Derivative asset and liability, current	2.6	15.9	(1.7)
Dividends payable	0.0	14.8	28.5

Operating working capital	$501.3	$517.7	$656.1

Autoliv has a target that working capital should not exceed 10% of latest 12-month sales. This ratio improved to 9.0% from 9.5% a year ago but increased from the exceptionally low level of 8.0% at the end of previous quarter.

In relation to days sales outstanding, receivables increased to 75 days from 60 during the quarter and from 67 days a year ago despite lower receivables. Days inventory on-hand increased to 53 from 33 days a year ago and from 47 during the quarter despite lower inventories.

The Company uses the non-GAAP measure “Net debt” as defined in the table below in its communication with investors regarding its capital structure and as the relevant metric monitoring its overall debt management. The reconciling items used to derive this measure are managed as part of overall debt management. This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

Reconciliation of “Net debt” to GAAP financial measure

(Dollars in millions)

	March 31, 2009	December 31, 2008	March 31, 2008
Short-term debt	$207.8	$270.0	$569.2
Long-term debt	1,748.1	1,401.1	891.4

Total debt	1,955.9	1,671.1	1,460.6
Cash and cash equivalents	(935.4)	(488.6)	(226.4)
Debt-related derivatives	(10.1)	12.8	(20.8)

Net debt 1)	$1,010.4	$1,195.3	$1,213.4

1)	Net debt is short- and long-term debt and debt-related derivatives less cash, cash equivalents.

At the end of March, Autoliv raised $222 million, net in equity through the sale of treasury shares. Concurrently, the Company also raised $155 million, net through the sale of equity units (see Other Significant Events below). As a result, net debt decreased to $1,010 million as of March 31 from $1,195 million at the end of previous quarter. However, gross interest-bearing debt increased temporarily by $285 million to $1,956 million at the end of the quarter and then declined on April 3, when Autoliv repaid $300 million, net that the Company had drawn down in October from its Revolving Credit Facility (“RCF”) as a precautionary measure in response to the credit crisis.

On March 9, $300 million was drawn from the RCF for up-coming debt maturities in March and April and as a precautionary measure. Remaining capital market debt maturities for the rest of the year then amount to $187 million. On April 21, $500 million of the $1.1 billion RCF is utilized.

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

Reconciliation of “Leverage ratio” to GAAP financial measure

(Dollars in millions)

	March 31, 2009	March 31, 2008
Net debt 2)	$1,010.4	$1,213.4
Less: Mandatory convertible bond	(140.0)	—
Pension liabilities	109.4	63.7
Net debt per the policy	$979.8	$1,277.1

Income before income taxes 3)	$31.7	$446.5
Plus: Interest expense, net 1, 3)	60.9	55.1
Depreciation and amortization of intangibles (incl. impairment write-offs) 3)	333.5	325.2

EBITDA per the Policy 3)	$426.1	$826.8

Net debt to EBITDA ratio	2.3	1.5

1)	Interest expense, net, is interest expense less interest income.
2)	Net debt is short- and long-term debt and debt-related derivatives less cash, cash equivalents.
3)	Latest 12-months.

The net debt per policy measure includes pension liabilities but excludes the debt from the equity units since these funds are regarded as equity by the credit rating agencies due to the fact that the purchase contracts of the equity units are binding and not revocable.

Reconciliation of “Interest coverage ratio” to GAAP financial measure

(Dollars in millions)

	March 31, 2009	March 31, 2008
Operating income 2)	$90.5	$503.3

Amortization of intangibles (incl. impairment write-offs) 2)	23.2	19.6
Operating profit per the Policy2)	$113.7	$522.9

Interest expense, net 1, 2)	60.9	55.1

Interest coverage ratio	1.9	9.5

1)	Interest expense, net, is interest expense less interest income.
2)	Latest 12-months.

Autoliv’s policy is to maintain a leverage ratio significantly below 3.0 times and an interest-coverage ratio significantly above 2.75 times. On March 31, these ratios were 2.3 and 1.9, respectively. Leverage ratio is measured as net debt (in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and interest coverage as Operating income (excluding amortization of intangibles) in relation to interest expense, net.

Total equity increased by $112 million to $2,286 million as a result of the sale of treasury shares and share purchase contracts for $236 million, net and by $1 million from common stock incentives. Equity was negatively impacted by $64 million from the net loss, by $51 million from negative currency effects and $10 million from acquiring the non-controlling interest in NHA (see Other Significant Events below).

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (permanent and temporary employees) was reduced by 3,724 during the quarter to approximately 33,600, despite the acquisition of EMT (see Other Significant Events below) that added 245. Since July when the Company’s action program started, and as of March 31, 2009 the gross reduction has been almost 10,000 heads or 23% of total headcount.

Of the headcount reductions during the quarter, 3,200 were permanent employees and 500 temporaries, while 2,200 were in low-cost countries and 1,500 in high-cost countries (“LCC”). As a result, 54% of total headcount are currently in LCC compared to 53% a year ago and 8% of total headcount corresponding to 2,800 people are temporary employees.

Outlook

The latest forecasts from J.D. Power and CSM indicate a decline during the second quarter 2009 of 28% in global (LVP) and of 35% in North American and West European LVP, where Autoliv generates more than 70% of its revenues. For the full year, these market institutes predict declines in LVP of 21% globally and of 30% in North America and in Western Europe combined.

Based primarily on these uncertain assumptions, organic sales during the second quarter and the full year are expected to continue to track or slightly outperform LVP in Western Europe and North America. Based on exchange rates at the middle of April, currency effects would be negative by slightly more than 10% for the second quarter and by 7% for the full year. Consequently, current assumptions indicate a consolidated sales decline in the range of 40-45% for the second quarter.

As in the previous quarters, Autoliv expects to continue to offset a significant portion of the impact of this expected sales decline. Operating margin for the second quarter is therefore expected to be negative by less than 3%, excluding restructuring costs and major customer defaults.

During the rest of the year, actions taken already and any additional actions should generate increasingly greater cost savings. Autoliv should also benefit increasingly from lower commodity costs, given current raw material price levels. Additionally, LVP levels during the first six months of the year are affected by substantial inventory reductions. Provided that these trends and assumptions prevail, it could be possible to report a positive operating income excluding restructuring costs later in the year, and potentially even for the full year 2009. Currently, restructuring costs are expected to remain at the same level as in 2008.

The projected effective tax for the remainder of the year is estimated to be a benefit in the region of 30%, excluding discrete tax items.

OTHER RECENT EVENTS

Launches in the 1st quarter 2009

•	BMW’s new Mini convertible; Frontal airbags, steering wheel, side airbags, seatbelts with pretensioners, and safety electronics

•	Daewoo’s new Lacetti; Passenger airbag, inflatable curtains, side airbags, seatbelts with pretensioners, and safety electronics

•	Mercedes’ new E Class; Inflatable curtains, side airbags, active seatbelts with pretensioners, and warning/collision avoidance radar

•	Renault’s new Mégane Scenic; Frontal airbags, steering wheel, inflatable curtains, side airbags, seatbelts with pretensioners, and safety electronics

•	Volkswagen’s new Golf Plus; Passenger airbag, inflatable curtains, and seatbelts with pretensioners

•	Toyota’s new Prius; Inflatable curtains

•	Toyota’s new Rav4; Inflatable curtains

•	Toyota’s new Corolla Verso; Driver airbag with steering wheel, inflatable curtains, side airbags, and seatbelts

Other Significant Events

At the end of March, Autoliv raised $377 million, net in equity and equity units to improve the Company’s financial flexibility, defend the Company’s credit rating and to provide resources for “bolt-on” acquisitions and industry consolidation activities. As a result, the number of shares outstanding increased as of March 30 to 85.1 million through the sale of 14.7 million treasury shares. The number of shares outstanding will be further increased on April 30, 2012 from the sale in March this year of equity units consisting of non-revocable share purchase contracts which are currently expected to increase the number of shares outstanding by 8.6 million to 10.3 million shares. The exact number of shares from the contracts will depend on the average stock price shortly before that Purchase Contract Settlement Date. Until this date, the additional number of shares assumed in calculating earnings per share is expected to vary within a range of 0-6 million. The equity units also consist of notes payable in 2014 and are listed on the New York Stock Exchange under the symbol ALV.PrZ.

Effective September 2008, Autoliv acquired the automotive radar sensor business of Tyco Electronics. In January 2009, Autoliv acquired the assets in the steel stamping supplier EMT. The purchase price was one Euro, but the purchase agreement also included restructuring costs amounting to $3 million. The acquisition did not have any material impact on Autoliv’s sales. Autoliv has also acquired the remaining 30% of the shares in its NHA seatbelt company in Nanjing, China.

Annual General Meeting of Shareholders

The 2009 Shareholders Meeting will be held in Chicago on May 6. Holders of record at the close of business on March 9 are entitled to be present and vote at the Meeting. A Notice of Internet Availability of Proxy Material has been mailed to shareholders in the last week of March.

Next Report

Autoliv intends to publish the quarterly report for the second quarter 2009 on Tuesday July 21.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2009, the Company’s future contractual obligations, have not changed materially from the amounts reported in the 2008 Annual Report on Form 10-K filed with SEC on February 24, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on February 24, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

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

For further discussion of legal proceedings, see Note 1.11 Contingent Liabilities to the Unaudited Consolidated Financial Statements – Legal Proceedings included in this quarterly report on Form 10-Q.

ITEM 1A.	RISK FACTORS

The risk factors set forth below are in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, which includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations, and is herein incorporated by reference.

Fluctuations in interest rates may give rise to arbitrage opportunities, which would affect the trading prices of the Corporate Units, Treasury Units, notes and our common stock.

Fluctuations in interest rates may give rise to arbitrage opportunities based upon changes in the relative value of the common stock underlying the purchase contracts and of the other components of the Equity Units. Any such arbitrage could, in turn, affect the trading prices of the Corporate Units, Treasury Units, notes and our common stock.

You should not anticipate or expect the payment of cash dividends on our common stock.

Our dividend policy is subject to the discretion of our Board of Directors and depends upon a number of factors, including our earnings, financial condition, cash and capital needs and general economic or business conditions. Although we have previously used dividends as a way to return value to our stockholders, our Board of Directors determined that a suspension of our quarterly dividend for the second quarter of 2009 was necessary in light of the decline in global light vehicle production, the uncertainty surrounding the current recession and the inherent risk of customer defaults. In the future, there can be no assurance that the Board of Directors will declare a dividend.

Our level of indebtedness may harm our financial condition and results of operations.

We have incurred indebtedness under our credit facility. As of March 31, 2009, we have utilized approximately $500 million of our credit facility. Additionally, we have incurred indebtedness of $400 million through a private placement in 2007, and $165 million as in our recent Equity Units offering. Although our revolving credit facility does not have covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	a portion of our cash flows from operations will be dedicated to the payment of any interest or could be used for amortization required with respect to outstanding indebtedness;

•	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•

depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and

•

recent credit market events and the subsequent tightening of the availability of capital both from financial institutions and the debt markets may have an adverse affect on our ability to access additional capital.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the first quarter of 2009, Autoliv made no stock repurchases. Since the repurchasing program was adopted in 2000, Autoliv has bought back 34.3 million shares at an average cost of $42.93 per share. Under the existing authorizations, another 3 million shares may be repurchased. We have suspended our share repurchases since we believed it is prudent to preserve cash in order to maintain a strong cash position in the current uncertain business environment.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on form 10-Q, filed on May 14, 1997.

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

10.1	Facilities Agreement, dated November 13, 2000, among Autoliv, Inc. and the lenders named therein, as amended by amendment dated November 5, 2001, as further amended by amendment dated December 12, 2001, and as further amended by amendment dated June 6, 2002, is incorporated herein by reference to Exhibit 10.1 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.2	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv’s Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997).

10.3	Amendment No. 1 to Autoliv, Inc. Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.3 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.4	Form of Employment Agreement between Autoliv, Inc. and its executive officers, is incorporated herein by reference to Exhibit 10.4 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.5	Form of Supplementary Agreement to the Employment Agreement between Autoliv and certain of its executive officers, is incorporated herein by reference to Exhibit 10.5 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.6	Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Lars Westerberg, is incorporated herein by reference to Exhibit 10.6 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.7	Form of Severance Agreement between Autoliv and its executive officers, is incorporated herein by reference to Exhibit 10.7 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.8	Pension Agreement, dated November 26, 1999, between Autoliv AB and Lars Westerberg, is incorporated herein by reference to Exhibit 10.8 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.9	Form of Amendment to Employment Agreement – notice, is incorporated herein by reference to Exhibit 10.9 on Form 10-K (File No. 1-12933, filing date March 14, 2003).

10.10	Form of Amendment to Employment Agreement – pension, is incorporated herein by reference to Exhibit 10.10 on Form 10-K (File No. 1-12933, filing date March 14, 2003).

10.11	Form of Agreement - additional pension, is incorporated herein by reference to Exhibit 10.11 on Form 10-K (File No. 1-12933, filing date March 14, 2003).

10.12	Amendment No.2 to the Autoliv, Inc. 1997 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.12 on Form 10-K (File No. 1-12933, filing date March 11, 2004).

10.13	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Jan Carlson, is incorporated herein by reference to Exhibit 10.13 on Form 10-Q (File No. 1-12933, filing date October 25, 2007).

10.14	Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Jan Carlson, is incorporated herein by reference to Exhibit 10.14 on Form 10-Q (File No. 1-12933, filing date October 25, 2007).

10.15	Settlement Agreement, dated August 26, 2008, between Autoliv France, SNC and Autoliv, Inc. and Mr. Benoît Marsaud, is incorporated herein by reference to Exhibit 10.15 on form 10-Q (File No. 1-12933, filing date October 22, 2008).

10.16	Terms and conditions for Autoliv, Inc.’s issue of SEK 150 million Floating Rate Bonds due 2010, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.16 on form 10-Q (File No. 1-12933, filing date October 22, 2008).

10.17	Terms and conditions for Autoliv, Inc.’s issue of SEK 300 million Floating Rate Bonds due 2011, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.17 on form 10-Q (File No. 1-12933, filing date October 22, 2008).

10.18	Facility Agreement, dated October 16, 2008, between Autoliv, Inc. and Skandinaviska Enskilda Banken for SEK 1 billion facility, is incorporated herein by reference to Exhibit 10.18 on form 10-Q (File No. 1-12933, filing date October 22, 2008).

11	Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Company’s Annual Report on Form 10-K (File No. 1-12933, filing date February 24, 2009) and is incorporated herein by reference.

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Acting Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Acting Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 23, 2009

AUTOLIV, INC.

(Registrant)

By:	/s/ Marika Fredriksson
Marika Fredriksson
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)