Form 10-Q
period 2009-06-30
AUTOLIV INC
filed 2009-07-22
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

Commission File No.: 001-12933

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 20, 2009, there were 85,086,766 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of restructuring and cost reduction initiatives discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer preferences for end products, customer losses and changes in regulatory conditions, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, the economic outlook for the Company’s markets, fluctuation of foreign currencies, fluctuation in vehicle production schedules for which the Company is a supplier, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments, pricing negotiations with customers, increased costs, supply issues, product liability, warranty and recall claims and other litigations, possible adverse results of pending or future litigation or infringement claims, legislative or regulatory changes, tax assessments by governmental authorities, political conditions, dependence on customers and suppliers, as well the risks identified in Item 1A “Risk Factors” in this report and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. Except for the Company’s ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
1.1	Basis of Presentation
1.2	Receivables
1.3	Inventories
1.4	Restructuring
1.5	Product-Related Liabilities
1.6	Comprehensive (Loss) Income
1.7	New Accounting Pronouncements
1.8	Income Taxes
1.9	Retirement Plans
1.10	Fair Value Measurement
1.11	Contingent Liabilities
1.12	Equity and Equity Units Offerings
1.13	Subsequent Events

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

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in millions, except per share data)

	Quarter April-June		First six months January-June
	2009	2008	2009	2008
Net sales
- Airbag products	$755.1	$1,207.4	$1,341.6	$2,366.8
- Seatbelt products	438.3	700.3	778.5	1,368.6

Total net sales	1,193.4	1,907.7	2,120.1	3,735.4

Cost of sales	(1,007.0)	(1,536.0)	(1,853.4)	(3,014.1)

Gross profit	186.4	371.7	266.7	721.3

Selling, general & administrative expenses	(73.6)	(102.0)	(145.6)	(204.9)
Research, development & engineering expenses	(84.0)	(109.6)	(159.2)	(222.5)
Amortization of intangibles	(5.8)	(5.7)	(11.6)	(11.9)
Other income (expense), net	(35.3)	(6.2)	(51.3)	(6.5)

Operating (loss) income	(12.3)	148.2	(101.0)	275.5

Equity in earnings of affiliates	1.1	1.1	2.0	2.2
Interest income	0.9	1.8	3.8	3.4
Interest expense	(17.6)	(15.9)	(36.0)	(32.2)
Other financial items, net	(0.0)	(0.6)	(0.2)	(0.8)

(Loss) income before income taxes	(27.9)	134.6	(131.4)	248.1

Income tax benefit (expense)	7.4	(42.0)	46.8	(72.0)

Net (loss) income	$(20.5)	$92.6	$(84.6)	$176.1

Less net (loss) income attributable to non-controlling interests	0.2	2.2	(0.5)	4.2

Net (loss) income attributable to controlling interest	$(20.7)	$90.4	$(84.1)	$171.9

Net (loss) earnings per share – basic	$(0.24)	$1.25	$(1.08)	$2.36
Net (loss) earnings per share – diluted 1)	$(0.24)	$1.24	$(1.08)	$2.35

Weighted average number of shares outstanding, net of treasury shares (in millions)	85.1	72.4	77.8	72.9

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.6	72.7	79.1	73.2

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	85.1	71.9	85.1	71.9

Cash dividend per share – declared	$—	$0.41	$—	$0.80
Cash dividend per share – paid	$—	$0.39	$0.21	$0.78

1)	No dilution for the first or second quarter 2009 due to net loss position.

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash & cash equivalents	$311.1	$488.6
Receivables	928.7	838.5
Inventories	427.7	592.4
Other current assets	164.1	166.8

Total current assets	1,831.6	2,086.3

Property, plant & equipment, net	1,081.9	1,158.2
Investments and other non-current assets	216.9	215.9
Goodwill	1,609.0	1,607.8
Intangible assets, net	130.9	137.4

Total assets	$4,870.3	$5,205.6

Liabilities and equity
Short-term debt	$150.9	$270.0
Accounts payable	557.9	613.4
Accrued expenses	380.9	324.3
Other current liabilities	134.8	173.0

Total current liabilities	1,224.5	1,380.7

Long-term debt	1,088.3	1,401.1
Pension liability	109.0	111.0
Other non-current liabilities	125.4	139.0

Total non-current liabilities	1,322.7	1,651.1

Total parent shareholders’ equity	2,279.6	2,116.5
Non-controlling interests	43.5	57.3

Total equity	2,323.1	2,173.8

Total liabilities and equity	$4,870.3	$5,205.6

See “Notes to unaudited consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	First six months January-June
	2009	2008
Operating activities
Net (loss) income	$(84.6)	$176.1
Depreciation and amortization	149.8	170.4
Other	7.8	(7.3)
Changes in operating assets and liabilities	45.5	(15.7)

Net cash provided by operating activities	118.5	323.5

Investing activities
Capital expenditures	(69.4)	(138.7)
Proceeds from sale of property, plant and equipment	3.5	7.4
Acquisitions of businesses, investments in affiliated companies and other, net	(1.7)	(5.1)

Net cash used in investing activities	(67.6)	(136.4)

Financing activities
Net (decrease) increase in short-term debt	(143.2)	247.0
Issuance of long-term debt	513.5	19.0
Repayments and other changes in long-term debt	(814.8)	(322.5)
Dividends paid	(14.8)	(57.1)
Shares repurchased	—	(108.3)
Common stock issue, net	236.8	—
Common stock options exercised	0.5	3.6
Other, net	(0.2)	(0.4)

Net cash used in financing activities	(222.2)	(218.7)

Effect of exchange rate changes on cash	(6.2)	4.9

Decrease in cash and cash equivalents	(177.5)	(26.7)

Cash and cash equivalents at period-start	488.6	153.8

Cash and cash equivalents at period-end	$311.1	$127.1

See “Notes to unaudited consolidated financial statements.”

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED)

(Dollars in millions)

	Number of shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling interest	Total Equity
Balance at December 31, 2008	102.8	$102.8	$1,954.3	$1,402.8	$54.3	$(1,397.7)	$57.3	$2,173.8
Common Stock incentives						3.2		3.2
Cash dividend paid to non-controlling interest on subsidiary stock							(3.0)	(3.0)
Purchase of non-controlling interest			(1.4)				(9.6)	(11.0)
Common stock issue, net of fees			(409.8)			630.7		220.9
Fair value purchase contracts, net of fees			15.4					15.4
Total Comprehensive Loss:
Net loss				(84.1)			(0.5)	(84.6)
Net change in cash flow hedges					(0.2)			(0.2)
Foreign currency translation					7.6		(0.7)	6.9
Pension liability					1.7			1.7
Total Comprehensive Loss								(76.2)
Balance at June 30, 2009	102.8	$102.8	$1,558.5	$1,318.7	$63.4	$(763.8)	$43.5	$2,323.1

During the first six months 2009 the Company issued approximately 14.7 million common shares from treasure stock. In addition, approximately 0.1 million shares from the treasury stock have been utilized by the Stock Incentive Plan during the first six months 2009.

See “Notes to unaudited consolidated financial statements.”

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2009

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

1.2 Receivables

During the second quarter and first six months of 2009, the Company sold receivables related to selected customers with high credit worthiness as a means of saving interest cost, net of discounts. The receivables were sold to various external financial institutions without recourse and in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS-140”). Since the Company uses the cash received to repay debt, these factoring agreements have the effect of reducing debt and accounts receivable. At June 30, 2009 and December 31, 2008 receivables would have been higher by $50 million and $104 million, respectively, if these agreements had not been entered into. The discount cost is recognized in “Other financial items, net” in the Statement of Operations.

1.3 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserve:

	June 30, 2009	December 31, 2008
Raw materials	$169.4	$227.5
Work in progress	161.8	236.6
Finished products	96.5	128.3

Total	$427.7	$592.4

1.4 Restructuring

The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS-146”) and employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with FASB Statement No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits (“FAS-88”) and FASB Statement No. 112, Employers’ Accounting for Post-employment Benefits (“FAS-112”). Impairment charges directly associated with exit or disposal activities are accounted for in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS-144”).

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

The tables below summarize the change in the balance sheet position of the restructuring reserves from December 31, 2007 to June 30, 2009.

2009

The Action Program initiated in July 2008 was finalized as of December 31, 2008. The cost in 2008 for this Action Program was $74 million (for further information, see Note 10 in the 2008 Annual Report) and the remaining reserves at the end of 2008 will substantially be paid during 2009. The Company will not initiate additional restructuring activities under this comprehensive program. From January 2009 and onwards new provisions for restructuring activities will be made on a case by case basis, as necessary.

Q2

The employee-related restructuring provisions in the second quarter 2009 mainly relate to headcount reductions in North America, South America and Europe. Additionally, the cash payments mainly relate to North America, Europe and Japan. The changes in the employee-related reserves were charged against “Other income (expense), net” in the Statements of operations. Impairment charges mainly related to machinery and equipment impaired in connection with restructuring activities in North America, South America and Europe. The fixed asset impairments were charged against “Cost of sales” in the Statements of operations. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2009 to June 30, 2009.

	March 31, 2009	Provision/ Reversal	Provision/ Charge	Cash payments	Non-Cash	Translation difference	June 30, 2009
Restructuring - employee related	$48.8	$(1.1)	$29.7	$(20.6)	$—	$2.3	$59.1
Fixed asset impairment	—	—	2.2	—	(2.2)	—	—
Other	0.2		1.6	(0.1)	(1.6)	—	0.1

Total	$49.0	$(1.1)	$33.5	$(20.7)	$(3.8)	$2.3	$59.2

During the quarter, 1,276 employees covered by the reserves left the Company. As of June 30, 2009, 1,479 employees remained who were covered by the restructuring reserves.

The table above includes the cash payments and remaining reserves associated with the Action Program initiated in July 2008 and are separately disclosed in the table below.

Action Program

	March 31, 2009	Provision/ Reversal	Cash payments	Translation difference	June 30, 2009
Restructuring - employee related	$30.6	$(0.6)	$(12.7)	$1.4	$18.7

Total	$30.6	$(0.6)	$(12.7)	$1.4	$18.7

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

	Dec. 31, 2008	Provision/ Charge	Cash payments	Translation difference	March 31, 2009
Restructuring - employee related	$55.3	$16.0	$(20.7)	$(1.8)	$48.8
Other	0.4	—	(0.2)	—	0.2

Total	$55.7	$16.0	$(20.9)	$(1.8)	$49.0

During the quarter, 1,419 employees covered by the reserves left the Company. As of March 31, 2009, 1,803 employees remained who were covered by the restructuring reserves.

The table above includes the cash payments and remaining reserves associated with the Action Program initiated in July 2008 and are separately disclosed in the table below.

Action Program

	Dec. 31, 2008	Provision/ Charge	Cash payments	Translation difference	March 31, 2009
Restructuring - employee related	$46.4	$—	$(14.6)	$(1.2)	$30.6
Other	0.2	—	(0.2)	—	—

Total	$46.6	$—	$(14.8)	$(1.2)	$30.6

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

	Dec. 31, 2007	Provision/ Charge	Cash payments	Non-Cash	Translation difference	December 31, 2008
Restructuring - employee related	$16.8	$72.7	$(31.3)	$—	$(2.9)	$55.3
Fixed asset impairment	—	8.0	—	(8.0)	—	—
Other	—	0.4	—	—	—	0.4

Total	$16.8	$81.1	$(31.3)	$(8.0)	$(2.9)	$55.7

During 2008, 1,317 employees covered by the restructuring reserves left the Company. As of December 31, 2008, 2,082 employees remained who were covered by the restructuring reserves.

The table below summarizes the activities and remaining reserves associated with the Action Program initiated in July 2008.

Action Program

	Dec. 31, 2007	Provision/ Charge	Cash payments	Non-Cash	Translation difference	December 31, 2008
Restructuring - employee related	$—	$65.8	$(16.9)	$—	$(2.5)	$46.4
Fixed asset impairment	—	8.0	—	(8.0)	—	—
Other	—	0.2	—	—	—	0.2

Total	$—	$74.0	$(16.9)	$(8.0)	$(2.5)	$46.6

1.5 Product-Related Liabilities

The Company maintains reserves for product risks. Such reserves relate to product performance issues, including recall, product liability and warranty issues. The Company records liabilities for product-related risks when probable claims are identified and when it is possible to reasonably estimate costs. Provisions for warranty claims are estimated based on prior experience, likely changes in performance of newer products and the mix and volume of the products sold. Cash payments have been made, in the past, for recall and warranty-related issues in connection with a variety of different products and customers. For further explanation, see Note 1.11 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions recorded for the second quarter and the six month period ended June 30, 2009 mainly relate to recalls.

	Quarter April-June		First six months January-June
	2009	2008	2009	2008
Reserve at beginning of the period	$16.5	$23.5	$16.7	$18.8
Provision	9.0	0.7	10.7	6.6
Cash payments	(1.5)	(1.8)	(2.8)	(4.4)
Translation difference	0.5	(0.3)	(0.1)	1.1

Reserve at end of the period	$24.5	$22.1	$24.5	$22.1

1.6 Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income for the period and items charged directly to equity.

	Quarter April-June		First six months January-June
	2009	2008	2009	2008
Net (loss) income	$(20.5)	$92.6	$(84.6)	$176.1

Pension liability	0.8	0.0	1.7	(0.5)
Net change in cash flow hedges	(0.1)	0.1	(0.2)	0.2
Translation of foreign operations	57.5	(0.5)	6.9	59.1

Other comprehensive (Loss) Income	58.2	(0.4)	8.4	58.8

Comprehensive (Loss) Income	$37.7	$92.2	$(76.2)	$234.9

Less Comprehensive (Loss) Income attributable to non-controlling interest	1.5	2.0	(1.2)	7.9
Comprehensive (Loss) Income attributable to controlling interest	$36.2	$90.2	$(75.0)	$227.0

1.7 New Accounting Pronouncements

The following accounting pronouncements have been issued and will be effective for the Company in or after fiscal year 2009:

FASB Statement No. 157, Fair Value Measurements (“FAS-157”), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. FAS-157 was issued in September 2006 and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS-157-2, Effective Date of FASB Statement No. 157 (“FSP FAS-157-2”). This FSP deferred the effective date of FAS-157, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted FAS-157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of FAS-157 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position for the periods presented.

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

FASB Final Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS-142-3”), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The Statement was issued in April 2008, and is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this FSP for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP FAS-142-3, however, shall be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The application of FSP FAS-142-3 is not expected to have a material impact on earnings nor the financial position.

FASB Final Staff Position No. 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS-132(R)-1”), amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. The Statement was issued December 30, 2008 and is effective prospectively for fiscal years ending after December 15, 2009. The application of FSP FAS-132(R)-1 will expand the Company’s disclosures regarding pension plan assets.

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

FASB Statement No. 165, Subsequent Events (“FAS-165”), modifies the subsequent event guidance in AICPA AU Section 560. The three modifications to the subsequent events guidance in AU Section 560 are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. The Statement was issued in June 2009 and is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS-168”). The objective of this Statement is to replace Statement 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Statement was issued in June 2009 and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

1.8 Income Taxes

For the first six months of 2009 the effective tax benefit rate was 35.6%, compared with an effective tax rate of 29.0% in the first six months of 2008. The net impact of discrete tax items in the first six months of 2009 caused a 4.2 percentage point increase to the effective tax benefit rate. The effective tax rate for the first six months of 2008 included discrete tax cost of 0.8%. The tax rate for the full year 2008 was 30.7%, net of discrete tax items which created a benefit of 0.9 percentage points. The net impact of discrete tax items in the first three months of 2009 caused a 4.0 percentage point increase to the effective tax benefit rate for the first quarter 2009. The net impact of discrete tax items in the second quarter of 2009 caused a 5.1 percentage point increase to the effective tax benefit rate for the second quarter 2009.

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

The Internal Revenue Service (“IRS”) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006. On March 31, 2009, the IRS field examination team that is auditing the Company issued an examination report in which the examination team proposed changes to increase U.S. taxable income by approximately $294.4 million due to alleged incorrect transfer pricing in transactions between a U.S. subsidiary and other subsidiaries during the period 2003 through 2005. The Company believes, after consultation with its tax counsel, that the examination team’s proposed adjustments are based on errors in fact and law. Accordingly, on April 30, 2009, the Company filed a Protest in response to the examination report. The Company expects that, after the conclusion of the applicable administrative procedures and review within the IRS, including the mutual agreement procedure of income tax treaties to which the U.S. is a party, and/or a judicial determination of the facts and applicable law, any adjustment with respect to the transfer pricing in these transactions will not produce a material increase to the Company’s consolidated income tax liability. The Company is not able to estimate when these administrative procedures and review within the IRS will be completed.

In addition, the Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of June 30, 2009, as a result of those tax examinations, the Company currently is not aware of any material proposed income tax adjustments other than the U.S. adjustments mentioned previously. The Company expects the completion of certain tax audits in the near term. It is reasonably possible that the amount of unrecognized benefits with respect to certain unrecognized tax positions could significantly increase or decrease in some future period or periods. However, at this time, an estimate of the range of the reasonably possible outcomes is not possible.

During the second quarter 2009, the Company recorded an increase of $1.0 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2009 related to unrecognized tax benefits of prior years. In addition, during the second quarter 2009, the Company recorded a decrease of $0.8 million to income tax reserves for unrecognized tax benefits for prior years. During the first quarter 2009, the Company recorded an increase of $0.6 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2009 related to unrecognized tax benefits of prior years. In addition, during the first quarter 2009, the Company recorded a decrease of $3.2 million to income tax reserves for unrecognized tax benefits for prior years. Of the total unrecognized tax benefits of $40.7 million recorded at June 30, 2009, $27.5 million is classified as current tax payable and $13.2 million is classified as non-current tax payable on the balance sheet.

1.9 Retirement Plans

The Company has non-contributory defined benefit pension plans covering employees at most operations in the United States. Benefits are based on an average of the employee’s earnings in the years preceding retirement and on credited service. Certain supplemental unfunded plan arrangements also provide retirement benefits to specified groups of participants.

The Company has frozen participation in the U.S. pension plans to include only those employees hired as of December 31, 2003. The U.K. defined benefit plan is the most significant non-U.S pension plan and the company has frozen participation to include only those employees hired as of April 30, 2003.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the six month periods ended June 30, 2009 or 2008.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Quarter April-June		First six months January-June
	2009	2008	2009	2008
Service cost	$3.7	$3.8	$7.3	$7.6
Interest cost	3.8	3.7	7.4	7.4
Expected return on plan assets	(2.7)	(3.3)	(5.2)	(6.6)
Amortization prior service cost (credit)	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of (gain) loss	1.5	—	3.0	—

Net Periodic Benefit Cost	$6.1	$4.0	$12.1	$8.0

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

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the statement of operations along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the statement of operations when the hedge transaction effect net earnings. There were no material reclassifications from OCI to the statement of operations in second quarter of 2009 and, likewise, no material reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial.

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

Level 3 - Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table summarizes the valuation of the Company’s derivatives by the above FAS-157 pricing observability levels:

	Total Carrying Amount in Statement of Financial Position June 30, 2009	Fair Value Measurements at June 30, 2009
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives	$23.4	—	$23.4	—
Total Assets	$23.4	—	$23.4	—

Liabilities
Derivatives	$12.6	—	$12.6	—
Total Liabilities	$12.6	—	$12.6	—

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

	Nominal Volume	Fair Value Measurements at June 30, 2009		Balance Sheet Location
Description		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments under Statement 133
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$—	$—	$—	Other current assets/ liabilities

Cross currency interest rate swaps, less than 2 years (cash flow hedge)	50.9	3.5	4.9	Other non current assets/non current liabilities

Interest rate swaps, less than 11 years (fair value hedge)	60.0	7.8	—	Other non current asset

Total derivatives designated as hedging instruments under Statement 133	$110.9	$11.3	$4.9

Derivatives not designated as hedging instruments under Statement 133
Cross currency interest rate swaps, less than 3 years	$60.6	$—	$3.6	Other non-current liabilities
Foreign exchange swaps, less than 6 months	864.9	7.4	4.1	Other current assets/ liabilities

Foreign exchange swaps	128.3	4.7	—	Other non current assets

Total derivatives not designated as hedging instruments under Statement 133	$1,053.8	$12.1	$7.7

Total derivatives		$23.4	$12.6

	Nominal Volume	Amount Gain (Loss) Recognized in Statement of Operations Second quarter 2009			Amount of gain (loss) recognized in OCI on	Amount of gain (loss) reclassified from accumulated
Description		Other Financial Items, net	Interest Expense	Interest Income	derivative effective portion	OCI into interest expense
Derivatives designated as hedging instruments under Statement 133
Cross currency interest rate swaps, less than 2 years (cash flow hedge)	$50.9	$—	$—	$—	$—	$(0.1)
Interest rate swaps, less than 11 years (fair value hedge)	60.0	—	(4.6)	—	—	—

Total derivatives designated as hedging instruments under Statement 133	$110.9

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $4.6 million has decreased interest expense in the second quarter 2009 and thus fully off-sets the $(4.6) million fair value change related to the hedging instrument disclosed in the table above.

		Amount Gain (Loss) Recognized in Statement of Operations First six months Jan-June 2009			Amount of gain (loss) recognized in OCI on	Amount of gain (loss) reclassified from accumulated
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	derivative effective portion	OCI into interest expense
Derivatives designated as hedging instruments under Statement 133
Cross currency interest rate swaps, less than 2 years (cash flow hedge)	$50.9	$—	$—	$—	$—	$(0.2)
Interest rate swaps, less than 11 years (fair value hedge)	60.0	—	(7.6)	—	—	—

Total derivatives designated as hedging instruments under Statement 133	$110.9

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $7.6 million has decreased interest expense for the first six months 2009 and thus fully off-sets the $(7.6) million fair value change related to the hedging instrument disclosed in the table above.

		Amount Gain (Loss) Recognized in Statement of Operations Second quarter 2009
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments under Statement 133
Cross currency interest rate swaps, less than 3 years	$60.6	$0.9	$—	$0.0
Foreign exchange swaps, less than 6 months	993.2	(3.3)	0.2	—
Total Derivatives not designated as hedging instruments under Statement 133	$1,053.8

		Amount Gain (Loss) Recognized in Statement of Operations First six months Jan-June 2009
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments under Statement 133
Cross currency interest rate swaps, less than 3 years	$60.6	$(0.7)	$—	$0.1
Foreign exchange swaps, less than 6 months	993.2	(30.0)	0.0	—
Total Derivatives not designated as hedging instruments under Statement 133	$1,053.8

All amounts recognized in the statement of operations related to derivatives, not designated as hedging instruments under Statement 133, relate to economic hedges and thus have been materially off-set by an opposite statement of operations effect of the related financial liabilities or financial assets.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value because of the short term maturity of these instruments. The valuation technique for establishing fair value of long-term debt is determined from quoted market prices as provided in the secondary market which was estimated using a discounted cash flow method based on the company’s current borrowing rates for similar types of financing without a quoted market price. The fair value of derivatives is estimated using a discounted cash flow method based on quoted market prices. The fair value and carrying value of debt is summarized in the table below.

Fair Value of Debt

Long-term debt	June 30, 2009 Carrying value1)	June 30, 2009 Fair value	Dec. 31, 2008 Carrying value1)	Dec. 31, 2008 Fair value
Commercial paper	$33.0	$33.0	$255.6	$255.6
Revolving credit facilities	327.5	326.6	629.0	632.6
U.S. Private placement	407.8	338.9	415.4	311.1
Medium-term notes	162.0	159.4	86.3	83.8
Senior notes2)	142.2	166.5	—	—
Other long-term debt	15.8	15.5	14.8	14.6
Total	$1,088.3	$1,039.9	$1,401.1	$1,297.7

Short-term debt
Overdrafts and other short-term debt	$94.4	$94.4	$125.5	$125.5
Short-term portion of long-term debt	56.5	56.5	144.5	144.5
Total	$150.9	$150.9	$270.0	$270.0

1)	Debt as reported in balance sheet.
2)	Issued as part of the equity units offering (for further information, see Note 1.12).

Assets and liabilities measured at fair value on a non-recurring basis

In connection with restructuring activities in North America, South America and Europe the Company has recorded impairment charges on certain of its long-lived assets, mainly machinery and equipment, in the second quarter 2009 (for further information, see Note 1.4 Restructuring above). The impairment charges have reduced the carrying value of the assets to their fair value, as summarized in the table below.

		Fair Value Measurements Using
Description	Fair Value Period Ended June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Long-lived assets held for use	$0.0	$—	$—	$0.0	$(2.2)
Total losses	$0.0	$—	$—	$0.0	$(2.2)

In accordance with the provisions of Statement FAS-144, Machinery and Equipment held and used with a carrying amount of $2.2 million were written down to their fair value of $0.0 million, resulting in an impairment charge of $2.2 million, which was included in the earnings for the period. There will be no future identifiable cash flows related to this group of impaired assets.

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

The table in Note 1.5 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and six month periods ended June 30, 2009 and June 30, 2008.

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

IRS Audit Proceedings

At any given time, the Company is undergoing tax audits in several tax jurisdictions and covering multiple years. Ultimate outcomes are uncertain but could, in future periods, have a significant impact on the Company’s cash flows. On March 31, 2009, the IRS field examination team that is auditing the Company issued an examination report in which the examination team proposed changes to increase U.S. taxable income by approximately $294.4 million due to alleged incorrect transfer pricing in transactions between a U.S. subsidiary and other subsidiaries during the period 2003 through 2005. The Company believes, after consultation with its tax counsel, that the examination team’s proposed adjustments are based on errors in fact and law. Accordingly, on April 30, 2009, the Company filed a Protest in response to the examination report. The Company expects that, after the conclusion of the applicable administrative procedures and review within the IRS, including the mutual agreement procedure of income tax treaties to which the U.S. is a party, and/or a judicial determination of the facts and applicable law, any adjustment with respect to the transfer pricing in these transactions will not produce a material increase to the Company’s consolidated income tax liability.

1.12 Equity and Equity Units Offering

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

The Company has allocated proceeds received upon issuance of the equity units in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”) based on relative fair values at the time of issuance. The fair value of the equity forward at issuance was $3.75 and the fair value of the note was $21.25. The discount on the notes will be amortized using the interest method. Accordingly, the difference between the stated rate (i.e. cash payments of interest) and the effective interest rate will be credited to the value of the notes. Thus, at the end of the three years, the notes will be stated on the balance sheet at their face amount. The Company has allocated 1% of the 6% of underwriting commissions paid to the debt as deferred charges based on commissions paid for similar debt issuances, but including factors for current market conditions and the Company’s current credit rating. The deferred charges will be amortized over the life of the note (until remarketing day) using the interest method. The remaining underwriting commissions (5%) were allocated to the equity forward and recorded as a reduction to paid-in capital (see equity statement). In computing earnings per share (“EPS”), the treasury stock method is used. Basic EPS will not be affected until the equity forwards are satisfied and the holders thereof become common stock holders. Diluted EPS will not be affected unless Autoliv’s common stock price is over $19.20 per share. At June 30, 2009 2.2 million and 1.1  million shares could have potentially diluted EPS for the quarter and year to date, respectively, due to the equity units.

1.13 Subsequent Events

The subsequent events have been evaluated through July 22, 2009, which was the date the Financial Statements were issued.

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

KEY RATIOS

(Dollars in millions)

	Quarter April-June or as of June 30		First six months January-June or as of June 30
	2009	2008	2009	2008
Operating working capital 1)	$447	$670	$447	$670
Capital employed 7) 12)	$3,240	$3,667	$3,240	$3,667
Net debt 1)	$917	$1,195	$917	$1,195
Net debt to capitalization, % 1) 2)	28	33	28	33

Gross margin, % 3)	15.6	19.5	12.6	19.3
Operating margin, % 4)	(1.0)	7.8	(4.8)	7.4

Return on total equity, % 8) 12)	(3.6)	15.0	(7.5)	14.5
Return on capital employed, % 9) 12)	(1.4)	16.3	(6.0)	15.3

No. of employees at period-end 10)	29,868	36,361	29,868	36,361
Headcount at period-end 11)	33,369	43,042	33,369	43,042
Days receivables outstanding 5)	71	68	78	68
Days inventory outstanding 6)	39	34	43	35

1)	See tabular presentation reconciling this non-GAAP measure to GAAP below under the heading “Liquidity and Sources of Capital”.
2)	Net debt in relation to net debt and total equity (including non-controlling interest)
3)	Gross profit relative to sales
4)	Operating (loss) income relative to sales
5)	Outstanding receivables relative to average daily sales
6)	Outstanding inventory relative to average daily sales
7)	Total equity and net debt
8)	Net (loss) income relative to average total equity
9)	Operating income and equity in earnings of affiliates, relative to average capital employed
10)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
11)	Employees plus temporary, hourly workers
12)	2008 key ratios adjusted in accordance with FASB Statement No. 160, adopted on January 1, 2009

THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008

Market overview

During the three-month period April - June 2009, global light vehicle production (LVP) is estimated by CSM and J.D. Power to have declined by 24% compared to the same quarter 2008. LVP in the Triad (i.e. North America, Europe and Japan), where Autoliv generates approximately 85% of its sales is estimated to have dropped by 35%.

In Europe (including Eastern Europe), where Autoliv derives more than half of its revenues, LVP is estimated to have declined by 25%. In Western Europe, the decline was less than expected (23% vs. 31%) thanks to the effects of governmental scrapping incentives for older cars which boosted sales for small cars. LVP in Eastern Europe declined by 28%, marginally more than the expected 26%.

In North America, which accounts for almost one quarter of consolidated revenues, LVP dropped by 49%, which was 10 percentage points (pp) more than expected. Ford cut their production by 35%, GM by 53% and Chrysler by 85%. Asian and European vehicle manufacturers combined reduced their production in the region by 39%. The cuts in North American LVP especially affected the production of light trucks which fell by 52%,13 pp more than expected.

In Japan, which accounts for about one tenth of Autoliv’s consolidated sales, LVP was reduced by 39%. This reduction affected particularly the manufacturing levels for vehicles with higher safety content such as vehicles for export to markets in North America and Western Europe.

In the Rest of the World (RoW), which accounts for approximately 15% of sales, LVP declined by 1%. This was much less than the expected 13%, primarily due to Chinese and Indian LVP growing by 29% and 6%, respectively. However, the important Korean market where the average safety content per vehicle is higher than in India and China, LVP dropped by 22%.

Autoliv’s market is driven not only by LVP but also by vehicles being equipped with more safety systems in response to new crash-test programs and regulations. For instance, this year a more stringent crash-test rating program started to be phased-in by the Euro NCAP. In the U.S., a similar revision of NHTSA’s crash-test rating program has been finalized and will be implemented by the fall of 2010. In Brazil, a new law has been adopted that will mandate frontal airbags commencing in 2014.

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

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Quarter April-June, 2009

(Dollars in millions)

	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	(27.0)	(293.0)	(30.7)	(121.7)	(56.3)	(105.8)	(4.1)	(9.8)	(27.8)	(530.3)
Effect of exchange rates	(14.5)	(157.0)	(5.1)	(20.5)	7.5	14.0	(11.3)	(26.9)	(9.9)	(190.4)
Impact of acquisitions/divestments	0.5	5.2	0.3	1.2	—	—	—	—	0.3	6.4
Reported net sales change	(41.0)	(444.8)	(35.5)	(141.0)	(48.8)	(91.8)	(15.4)	(36.7)	(37.4)	(714.3)

Consolidated net sales declined by slightly more than 37% to $1,193 million compared to the same quarter 2008. Currency effects reduced sales by 10%. The effect of acquisitions was 0.3%. Consequently, organic sales (i.e. sales excluding currency effects, and acquisitions/divestitures; non-U.S. GAAP measure, see table above) declined by almost 28%. This was better than expected due to Autoliv’s relatively strong performance in North America and the scrapping incentives in Western Europe. It was also due to revitalized light vehicle production in China and India.

Autoliv’s organic sales were better than the 35% decline in the Triad’s LVP due to market share gains and a favorable sales mix in North America, as well as new business and the launch of a number of new vehicle models for which Autoliv is a supplier (see Sales by Region below).

Sales by Product

Sales of airbag products (including steering wheels and electronics) decreased by 38% to $755 million. Excluding negative currency effects of 9% and a small positive effect from an acquisition last year (see Significant Events below), organic sales declined by 29% compared to the 35% decline in LVP in the Triad, i.e. the dominant markets for airbags. Autoliv’s performance was due to new business with Ford, Volkswagen, Chevrolet, Opel, Suzuki, Nissan, Toyota and Great Wall, which offset the negative mix effect in LVP from vehicles with lower safety content.

Sales of seatbelt products (including seat sub-systems) dropped by 37% to $438 million. Excluding negative currency effects of 12%, organic sales declined by 25%, virtually the same as global light vehicle production.

Sales by Region

Sales from Autoliv’s European companies declined by 41% to $639 million. Excluding negative currency effects of 14% and the effect from the acquisition, organic sales declined by 27% compared to the 25% decline in European light vehicle production. The difference is due to the negative LVP mix effect resulting from the governmental scrapping incentives for old vehicles, although Autoliv also benefited to some extent from strong demand for small cars such as Citroën’s C1 and C3 Picasso; Peugeot’s 107 and Fiat’s Grande Punto. The negative LVP effect was also partially offset by new business for Opel’s Insignia, and Volkswagen’s Scirocco and Passat CC.

Sales from Autoliv’s North American companies dropped by 36% to $255 million. Excluding negative currency effects of 5% from a weaker Mexican peso and the acquisition, organic sales declined by 31% compared to the 49% drop in North American LVP. Autoliv’s better-than-market performance was primarily due to new business for Ford’s new F-Series; Chrysler’s Minivan and Dodge Ram; Chevrolet’s Traverse, Impala and Equinox; and Toyota’s Rav4 and Venza.

Sales from Autoliv’s companies in Japan declined by 49% to $96 million. Excluding favorable currency effects of 7%, organic sales declined by 56%. This decline was primarily due to the 39% decrease in Japanese LVP. Autoliv’s sales were also affected by the fact that production declined the most for premium cars, SUVs and other vehicles with high safety content for export to North America and Western Europe. This was evidenced by the fact that organic sales of curtain airbags declined by 54% despite new curtain business for Honda’s Odyssey, Mitsubishi’s Montero Sport and Toyota’s Prius.

Sales from Autoliv’s companies in the Rest of the World (RoW) declined by 15% to $203 million. Excluding negative currency effects of 11%, organic sales declined by 4% compared to the 1% decline in the region’s LVP. This was primarily due to the significant drop in LVP in Korea, where vehicles generally have higher safety content than cars in the emerging markets in China and India. Autoliv also benefited from the strong LVP in China and India, partially due to new business for Great Wall’s Cool Bear; Chevrolet’s Cruze; Daewoo’s Lacetti; and in India due to new business for Suzuki’s A-Star.

Earnings for the Three-Month Period Ended June 30, 2009

Despite the severe decline in sales of 37% mainly due to the drop in LVP, Autoliv managed to reach a gross profit of $186 million and a gross margin of 15.6%. This was due to a reduction in production overhead costs of $73 million or 25% including favorable currency effects. As a result, the Company managed to offset a significant portion of the negative effects from the dramatic drops in LVP.

Operating income declined by $160 million to a loss of $12 million and operating margin decreased to (1.0%) from 7.8% in the second quarter 2008. Operating loss and margins were affected by a $186 million lower gross profit as well as by severance and restructuring costs of $32 million that were $25 million higher than in the same quarter 2008. Selling, general and administrative expense, net declined by 28%, of which 18% or $18 million was due to cost savings and 10% due to currency effects that affected sales at the same rate. Research, development and engineering expense, net declined by 24%, of which 9% was due to currency effects and 15% or $16 million was due to the Company’s cost savings initiatives. The decrease in operating income was $26 million less than the decline in gross profit. This was thanks to the Company’s action program and other cost savings initiatives that resulted in the above-mentioned reductions in SG&A and RD&E expenses.

Income before taxes declined by $163 million to a loss of $28 million, primarily due to the operating loss. Interest expense, net increased by $3 million to $17 million, primarily due to new long-term financing received in the first quarter.

Net income declined by $111 million to a loss of $21 million. Income taxes were a benefit of $7 million including $1 million from discrete items. The favorable tax effect was also due to the fact that the Company expects to be able to utilize current-year losses arising at historically profitable companies by receiving either refunds of prior-year taxes or deductions against future profits.

Earnings per share declined to a loss of $0.24 from a profit of $1.24 for the same quarter 2008. Severance and restructuring costs accounted for 19 cents of the decline in earnings per share. The average number of shares outstanding increased from the same quarter 2008 by 17% to 85.1 million without dilution.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008

Market overview

During the six-month period January - June 2009, global light vehicle production (LVP) dropped by 29% and LVP in the Triad by 40%.

In Europe, light vehicle production decreased by 32%. In Western Europe LVP declined by 32% and in Eastern Europe by 35%.

In North America, light vehicle production dropped by 50%, primarily due to GM, Ford and Chrysler cutting back their LVP by 55%. Asian and European vehicle manufacturers reduced their LVP in North America by 43%.

In Japan, light vehicle production decreased by 44% in the six-month period.

In the Rest of the World (RoW) light vehicle production declined by 6%.

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

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

First six months January-June, 2009

(Dollars in millions)

	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	(32.1)	(677.5)	(37.3)	(296.7)	(63.0)	(241.7)	(10.4)	(46.4)	(33.8)	(1,262.3)
Effect of exchange rates	(14.5)	(306.7)	(5.1)	(40.2)	10.2	39.0	(12.8)	(56.8)	(9.7)	(364.7)
Impact of acquisitions/divestments	0.4	9.2	0.3	2.5	—	—	—	—	0.3	11.7
Reported net sales change	(46.2)	(975.0)	(42.1)	(334.4)	(52.8)	(202.7)	(23.2)	(103.2)	(43.2)	(1,615.3)

For the year’s first six months, consolidated sales decreased by 43% to $2,120 million. Excluding negative currency effects of 10% and the effect of a small acquisition, organic sales decreased by 34% which was 6 percentage points better than the decline in LVP in the Triad. This was mainly due to Autoliv’s better than expected performance in North America and new business (see Sales by Region below).

Sales by Product

Sales of airbag products decreased by 43% to $1,342 million. Excluding currency effects of 9% and acquisitions, organic sales declined by 35% mainly due to the weak North American and Japanese markets.

Sales of seatbelt products decreased by 43% to $778 million including 12% from negative currency effects. The decline in organic sales of 31% was less than the decline in organic sales of airbags, which is a reflection of the recovery in light vehicle production in China and India, and new business for such vehicles as the Suzuki A-Star and the Great Wall Cool Bear.

Sales by Region

Sales from Autoliv’s European companies decreased by 46% to $1,138 million. Excluding negative currency effects of 15% and a small acquisition, organic sales declined by 32%, the same as European light vehicle production.

Sales from Autoliv’s North American companies decreased by 42% to $460 million. Excluding negative currency effects of 5% and a small acquisition, organic sales declined by 37%, which was significantly less than the decline in North American light vehicle production. This was due to new business for Ford’s F-Series; Chrysler’s Minivan and Dodge Ram; Chevrolet’s Traverse; and Toyota’s Rav4 and Venza.

Sales from Autoliv’s companies in Japan dropped by 53% to $181 million despite favorable currency effects of 10%. The decline of 63% in organic sales was due to the general decline in Japanese LVP of 44%, which was exacerbated by an even sharper drop for vehicles with high safety content for export markets in North America and Western Europe.

Sales from Autoliv’s companies in the RoW declined by 23% to $341 million including negative currency effects of 13%. The organic sales decline of 10% was slightly worse than the 6% decline in LVP in the region due to a 27% drop in LVP in Korea, the region’s largest automotive safety market.

Earnings for the Six-Month Period Ended June 30, 2009

Gross profit decreased by $455 million to $267 million and gross margin to 12.6% from 19.3% due to the substantial cuts in global light vehicle production.

Operating income declined by $377 million to a loss of $101 million and operating margin decreased to (4.8%) from 7.4%, despite aggressive cost cutting. Severance and restructuring costs amounted to $48 million in 2009 compared to $7 million in the same period 2008. The decrease in operating income was $78 million less than the decline in gross profit thanks to the Company’s action program and other cost savings initiatives.

Income before taxes decreased by $379 million to a loss of $131 million. Interest expense, net rose by $3 million due to new long-term financing and higher average market interest rates compared to the same period 2008.

Net income decreased by $256 million to a loss of $84 million due to the $379 million drop in pre-tax profit. Income taxes were a benefit of $47 million including $6 million from discrete items compared to a tax expense of $72 million and an effective tax rate of 29% in 2008.

Earnings per share declined by $3.43 to a loss of $1.08. Severance and restructuring costs accounted for 35 cents of the decline. The average number of shares outstanding increased by 6% to 77.8 million due to sale of treasury shares.

LIQUIDITY AND SOURCES OF CAPITAL

The Company resumed its 12-year track record and returned to a positive operating cash flow in the second quarter 2009 as compared to negative operating cash flow during the first quarter 2009. During the second quarter, operations generated $127 million in cash, despite $21 million in cash outlays for severance and restructuring. The strong cash flow was due to inventory reductions of $39 million, reductions in other operating assets in addition to better underlying EBITDA-result (for definition, see below).

Cash flow before financing amounted to $96 million in the second quarter which was even $9 million more than cash flow during the same quarter 2008. Capital expenditures, net of $32 million in the second quarter were $47 million less than depreciation and amortization, and $40 million less than capital expenditures, net during the same quarter 2008.

Operations generated $119 million in cash and $51 million before financing compared to $324 million and $187 million during the first six months 2008. Capital expenditures, net amounted to $66 million and depreciation and amortization to $150 million for the first six months compared to $131 million and $170 million, respectively, last year.

Despite a positive sales recovery in June, receivables decreased in relation to days sales outstanding to 71 from 75 days at the end of the first quarter but increased from 68 days a year ago. Days inventory on-hand decreased sharply to 39 from 53 days at the end of the first quarter but increased from 34 days a year ago despite 34% lower inventories.

The Company uses the non-GAAP measure “Operating working capital” as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are by contrast managed as part of the Company’s overall debt management.

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
Total current assets	$1,831.6	$2,371.1	$2,086.3	$2,350.6
Total current liabilities	(1,224.5)	(1,144.8)	(1,380.7)	(2,165.9)

Working capital	607.1	1,226.3	705.6	184.7
Cash and cash equivalents	(311.1)	(935.4)	(488.6)	(127.1)
Short-term debt	150.9	207.8	270.0	583.6
Derivative (asset) and liability, current	(3.2)	2.6	15.9	(4.2)
Dividends payable	2.9	0.0	14.8	32.8

Operating working capital	$446.6	$501.3	$517.7	$669.8

Operating working capital in relation to 12-month sales increased during the second quarter to 9.2% from 9.0%, but improved from 9.5% a year ago and was still below the cap of 10% in the Company’s policy.

The Company uses the non-GAAP measure “Net debt” as defined in the table below in its communication with investors regarding its capital structure and as the relevant metric monitoring its overall debt management. The reconciling items used to derive this measure are managed as part of overall debt management. This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

Reconciliation of “Net debt” to GAAP financial measure

(Dollars in millions)

	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
Short-term debt	$150.9	$207.8	$270.0	$583.6
Long-term debt	1,088.3	1,748.1	1,401.1	752.4

Total debt	1,239.2	1,955.9	1,671.1	1,336.0
Cash and cash equivalents	(311.1)	(935.4)	(488.6)	(127.1)
Debt-related derivatives	(10.9)	(10.1)	12.8	(14.1)

Net debt	$917.2	$1,010.4	$1,195.3	$1,194.8

Due to the strong cash flow, the Company’s net debt was reduced during the second quarter by $93 million to $917 million. Gross interest-bearing debt was reduced by $717 million to $1,239 million at the end of the quarter, primarily due to the repayment of $600 million which was temporarily drawn from the revolving credit facility during the credit crisis. At the end of the second quarter, cash and unutilized long-term credit facilities were $1.2 billion, the same as at the beginning of the quarter despite repayment of $151 million of capital market debt. Upcoming market-debt maturities during the remainder of the year amount to only $33 million. During the second quarter, Autoliv issued a new 5-year SEK600 million debt note (equivalent to U.S. $77 million) without any financial-performance covenants consistent with all other substantial financing for the Company. Net debt decreased by $278 million during the first six months due to the cash generated in the second quarter and sale in the first quarter of treasury shares and mandatory share purchase contracts. Gross interest-bearing debt decreased by $432 million. Net debt to capitalization was 28% compared to 36% at the beginning of the year.

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

Reconciliation of “Leverage ratio” to GAAP financial measure

(Dollars in millions)

	June 30, 2009	June 30, 2008
Net debt 2)	$917.2	$1,194.8
Senior notes 3)	(142.2)	—
Pension liabilities	109.0	60.8
Net debt per the policy	$884.0	$1,255.6

(Loss) income before income taxes 4)	$(130.8)	$492.3
Plus: Interest expense, net 1) 4)	63.5	56.6
Depreciation and amortization of intangibles (incl. impairment write-offs) 4)	326.3	332.3

EBITDA per the Policy [4] )	$259.0	$881.2

Net debt to EBITDA ratio	3.4	1.4

1)	Interest expense, net, is interest expense less interest income.
2)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3)	Debt portion of the equity units offering (for further information see Note 1.10 and Note 1.12).
4)	Latest 12-months.

Reconciliation of “Interest coverage ratio” to GAAP financial measure

(Dollars in millions)

	June 30, 2009	June 30, 2008
Operating (loss) income 2)	$(70.0)	$549.6

Amortization of intangibles (incl. impairment write-offs) 2)	23.3	22.6
Operating profit per the Policy2)	$(46.7)	$572.2

Interest expense, net 1) 2)	63.5	56.6

Interest coverage ratio	(0.7)	10.1

1)	Interest expense, net, is interest expense less interest income.
2)	Latest 12-months.

Autoliv’s policy is to maintain a leverage ratio significantly below 3.0 times and an interest-coverage ratio significantly above 2.75 times. On June 30, Autoliv’s leverage ratio was 3.4 times and interest coverage ratio (0.7) times. Leverage ratio is measured as adjusted net debt in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and interest coverage as operating income (excluding amortization of intangibles) in relation to interest expense, net. Adjusted net debt includes pension liabilities but excludes the debt from the equity units since these funds are regarded as equity by the credit rating agencies due to the fact that the purchase contracts of the equity units are binding and not revocable. Net debt to capitalization ratio was reduced to 28% from 31% at the end of the previous quarter and from 36% at year end 2008.

During the second quarter total equity increased by $37 million to $2,323 million or $26.79 per share due to currency effects of $58 million, by $2 million from common stock incentives and by $1 million related to pension liabilities. Equity was negatively impacted by $21 million from the net loss and by $3 million from dividend to non-controlling interest. During the first six months total equity increased by $149 million due to the sale in the first quarter of treasury shares and mandatory share purchase contracts for $236 million, net. Equity also increased by $7 million due to currency effects, by $3 million due to common stock incentives and by $2 million to pension liabilities.

Equity was negatively impacted by $85 million for the net loss, by $3 million from dividend to non-controlling interest and $11 million from acquiring the minority interest in NHA.

Return on total equity was negative 8% and return on capital employed negative 6% compared to 15% and 15% for the same six-month period 2008.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (permanent and temporary employees) was reduced by more than 200 during the quarter and by 4,000 during the first six months to less than 33,400, despite the acquisition of EMT that added 245 at the beginning of the year. Since July 2008 when the Company’s action program was initiated, the gross headcount reduction has been more than 10,000 or 23% of total headcount.

Due to the strong demand in China and India, the number of temporary workers in manufacturing increased by almost 900 during the quarter. However, in high-cost countries, headcount decreased by nearly 400, while the number of indirects in production overhead, SG&A and RD&E decreased by almost 600 and the number of permanent employees decreased by close to 1,000.

Outlook

The latest forecasts from J.D. Power and CSM indicate a decline during the third quarter 2009 of 14% in global LVP from the same period 2008. For North America and Western Europe combined they forecast a decline of 16%. For the full year, the market institutes predict declines in LVP of 19% globally and of 27% in North America and Western Europe combined.

Based on these assumptions and our customer call-offs, organic sales during the third quarter are expected to decline in the range of 15-20%, while currency effects will have a negative impact of 5% provided the exchange rates at the middle of July prevail. Consequently, consolidated sales are expected to decline in the range of 20-25% for the third quarter.

As in the previous quarters, Autoliv expects to continue to offset a significant portion of the impact of this expected sales decline. As a result, a positive operating margin in the range of 1-3% is expected for the quarter, excluding restructuring costs.

For the rest of the year, Autoliv expects to outperform LVP in its major markets and, as a consequence, achieve an organic sales development for the full year 2009 that is 3-5% better than LVP in North America and Western Europe. In addition, the current indications for the full year 2009 are that the Company will be able to report a small operating profit before restructuring charges resulting in an expected positive operating margin of at least 1% before restructuring charges and a positive cash flow before financing despite an exceptionally challenging year.

The projected effective tax rate for the remainder of the year is estimated to be a benefit in the region of 30%, excluding discrete tax items.

OTHER RECENT EVENTS

Launches in the 2nd quarter 2009

•	Chevrolet’s new Equinox: Frontal airbags, steering wheel, seatbelts with pretensioners and safety electronics

•	Ford’s new Fiesta: Safety electronics

•	Great Wall’s new Cool Bear: Frontal airbags, steering wheel, seatbelts with pretensioners and safety electronics

•	KIA’s new Sorento: Frontal airbags, inflatable curtains, side airbags, seatbelts with pretensioners and safety electronics

•	Nissan’s new Cube: Seatbelts with pretensioners

•	Volkswagen’s new Polo: Side airbags and seatbelts

Other Significant Events

•

Effective September 2008, Autoliv acquired the automotive radar sensor business of Tyco Electronics which has had a marginal effect on consolidated sales. In January 2009, Autoliv acquired most of the assets in the steel stamping supplier EMT. This acquisition did not have any material impact on Autoliv’s sales. At the beginning of 2009, Autoliv acquired the remaining shares in the Chinese seatbelt company NHA, an already consolidated entity.

•

Autoliv has recently received several customer awards. From Daimler, a Supplier Award for “development expertise and highly constructive cooperation”; from Ford, two Excellence Gold Awards for achieving “superior quality, delivery and cost performance”; and from Maruti-Suzuki an Overall Excellence Gold Award for the launch of the first local airbag project in India – the Suzuki A-star.

•

At the conference Enhanced Safety of Vehicles (ESV), Autoliv showed a high-performance, reversible seatbelt system that uses compressed air to reset itself. It will be especially efficient in multiple-impact crashes.

•	Mats Wallin, Corporate Controller, has been appointed new CFO to replace Marika Fredriksson, who has accepted employment with another company.

Annual General Meeting of Shareholders

At the 2009 Shareholders Meeting held in Chicago on May 6, George A. Lorch, James M. Ringler, Kazuhiko Sakamoto and Dr. Wolfgang Ziebart were re-elected to the Board; the appointment of Ernst & Young AB as independent auditors for the fiscal year 2009 was ratified; and the amendments to the Employee Stock Incentive Plan were approved.

Next Report

Autoliv intends to publish the quarterly report for the third quarter 2009 on October 20.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2009, the Company’s future contractual obligations, have not changed materially from the amounts reported in the 2008 Annual Report on Form 10-K filed with SEC on February 24, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on February 24, 2009.

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

We have incurred indebtedness under our credit facility. As of June 30, 2009, we have utilized approximately $200 million of our credit facility. Additionally, we have incurred indebtedness of $400 million through a private placement in 2007 and $165 million as in our recent Equity Units offering. Although our revolving credit facility does not have financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Stock repurchase program

During the second quarter of 2009, Autoliv made no stock repurchases. Since the repurchasing program was adopted in 2000, Autoliv has bought back 34.3 million shares at an average cost of $42.93 per share. Under the existing authorizations, another 3 million shares may be repurchased. We have suspended our share repurchases since we believe it is prudent to preserve cash in order to maintain a strong cash position in the current uncertain business environment.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 6, 2009. At the annual meeting, the following matters were voted on with the following results:

Election of Directors: George A. Lorch, James M. Ringler, Kazuhiko Sakamoto and Dr. Wolfgang Ziebart were elected to serve as directors for a term of 3 years. Votes cast were as follows:

Name of Director	Votes For	Votes Withheld
George A. Lorch	63,814,975	2,036,430

James M. Ringler	62,663,455	3,187,950

Kazuhiko Sakamoto	64,082,735	1,768,670

Dr. Wolfgang Ziebart	64,082,800	1,768,605

Ratification of Auditors: Stockholders of the Company ratified the appointment of Ernst & Young AB as the Company’s independent registered public accounting firm for fiscal 2009. Votes cast were as follows:

Votes For	Votes Against	Abstentions
64,774,697	821,006	255,702

Approval of our Amended and Restated 1997 Stock Incentive Plan. Stockholders of the Company, the stockholders of the Company approved the amendment and restatement of the Company’s 1997 Stock Incentive Plan. Votes cast were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
53,853,534	5,672,986	2,703,428	3,621,457

Consistent with our previous disclosure in the Company’s 2009 proxy statement filed with the SEC on March 23, 2009, broker non-votes were not counted with regard to the approval of our Amended and Restated 1997 Stock Incentive Plan.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on form 10-Q, filed on May 14, 1997.

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

10.1	Facilities Agreement, dated November 13, 2000, among Autoliv, Inc. and the lenders named therein, as amended by amendment dated November 5, 2001, as further amended by amendment dated December 12, 2001, and as further amended by amendment dated June 6, 2002, is incorporated herein by reference to Exhibit 10.1 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.2	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv’s Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997).

10.3	Amendment No. 1 to Autoliv, Inc. Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.3 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.4	Form of Employment Agreement between Autoliv, Inc. and its executive officers, is incorporated herein by reference to Exhibit 10.4 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.5	Form of Supplementary Agreement to the Employment Agreement between Autoliv and certain of its executive officers, is incorporated herein by reference to Exhibit 10.5 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.6	Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Lars Westerberg, is incorporated herein by reference to Exhibit 10.6 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.7	Form of Severance Agreement between Autoliv and its executive officers, is incorporated herein by reference to Exhibit 10.7 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.8	Pension Agreement, dated November 26, 1999, between Autoliv AB and Lars Westerberg, is incorporated herein by reference to Exhibit 10.8 on Form 10-K/A (File No. 1-12933, filing date July 2, 2002).

10.9	Form of Amendment to Employment Agreement – notice, is incorporated herein by reference to Exhibit 10.9 on Form 10-K (File No. 1-12933, filing date March 14, 2003).

10.10	Form of Amendment to Employment Agreement – pension, is incorporated herein by reference to Exhibit 10.10 on Form 10-K (File No. 1-12933, filing date March 14, 2003).

10.11	Form of Agreement - additional pension, is incorporated herein by reference to Exhibit 10.11 on Form 10-K (File No. 1-12933, filing date March 14, 2003).

10.12	Amendment No.2 to the Autoliv, Inc. 1997 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.12 on Form 10-K (File No. 1-12933, filing date March 11, 2004).

10.13	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Jan Carlson, is incorporated herein by reference to Exhibit 10.13 on Form 10-Q (File No. 1-12933, filing date October 25, 2007).

10.14	Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Jan Carlson, is incorporated herein by reference to Exhibit 10.14 on Form 10-Q (File No. 1-12933, filing date October 25, 2007).

10.15	Settlement Agreement, dated August 26, 2008, between Autoliv France, SNC and Autoliv, Inc. and Mr. Benoît Marsaud, is incorporated herein by reference to Exhibit 10.15 on form 10-Q (File No. 1-12933, filing date October 22, 2008).

10.16	Terms and conditions for Autoliv, Inc.’s issue of SEK 150 million Floating Rate Bonds due 2010, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.16 on form 10-Q (File No. 1-12933, filing date October 22, 2008).

10.17	Terms and conditions for Autoliv, Inc.’s issue of SEK 300 million Floating Rate Bonds due 2011, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.17 on form 10-Q (File No. 1-12933, filing date October 22, 2008).

10.18	Facility Agreement, dated October 16, 2008, between Autoliv, Inc. and Skandinaviska Enskilda Banken for SEK 1 billion facility, is incorporated herein by reference to Exhibit 10.18 on form 10-Q (File No. 1-12933, filing date October 22, 2008).

10.19	Amended and Restated Autoliv, Inc. 1997 Stock Incentive Plan, filed as Appendix A of the Definitive Proxy Statement of the Company on Schedule 14A filed on March 23, 2009 and is incorporated herein by reference.

11	Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Company’s Annual Report on Form 10-K (File No. 1-12933, filing date February 24, 2009) and is incorporated herein by reference.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 22, 2009

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin
Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)