Form 10-Q
period 2009-09-30
AUTOLIV INC
filed 2009-10-21
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 18, 2009, there were 85,092,125 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

All such forward-looking statements, including without limitation, management’s examination of historical operating trends and data, are based upon our current expectations and various assumptions or data from third parties, and apply only as of the date of this report. Our expectations and beliefs are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as these assumptions are inherently subject to significant uncertainties and contingencies that are difficult or impossible to predict and are beyond our control.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of restructuring and cost reduction initiatives discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer preferences for end products, customer losses and changes in regulatory conditions, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, the economic outlook for the Company’s markets, fluctuation of foreign currencies, fluctuation in vehicle production schedules for which the Company is a supplier, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments, pricing negotiations with customers, increased costs, supply issues, product liability, warranty and recall claims and other litigation, possible adverse results of pending or future litigation or infringement claims, legislative or regulatory changes, tax assessments by governmental authorities, political conditions, dependence on customers and suppliers, as well the risks identified in Item 1A “Risk Factors” in this report and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. Except for the Company’s ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
1.1	Basis of Presentation
1.2	Receivables
1.3	Inventories
1.4	Restructuring
1.5	Product-Related Liabilities
1.6	Comprehensive Income (Loss)
1.7	New Accounting Pronouncements
1.8	Income Taxes
1.9	Retirement Plans
1.10	Fair Value Measurement
1.11	Contingent Liabilities
1.12	Equity and Equity Units Offerings
1.13	Subsequent Events

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

ITEM 4T.	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in millions, except per share data)

	Quarter July-September		First nine months January-September
	2009	2008	2009	2008
Net sales
- Airbag products	$858.0	$979.1	$2,199.6	$3,345.9
- Seatbelt products	467.9	565.6	1,246.4	1,934.2

Total net sales	1,325.9	1,544.7	3,446.0	5,280.1

Cost of sales	(1,087.1)	(1,283.7)	(2,940.5)	(4,297.8)

Gross profit	238.8	261.0	505.5	982.3

Selling, general & administrative expenses	(76.5)	(85.8)	(222.1)	(290.7)
Research, development & engineering expenses	(82.7)	(80.9)	(241.9)	(303.4)
Amortization of intangibles	(5.7)	(5.8)	(17.3)	(17.7)
Other income (expense), net	(13.9)	(30.2)	(65.2)	(36.7)

Operating income (loss)	60.0	58.3	(41.0)	333.8

Equity in earnings of affiliates	1.4	1.2	3.4	3.4
Interest income	0.7	3.1	4.5	6.5
Interest expense	(18.3)	(16.7)	(54.3)	(48.9)
Other financial items, net	(4.6)	1.3	(4.8)	0.5

Income (loss) before income taxes	39.2	47.2	(92.2)	295.3

Income tax benefit (expense)	(5.5)	(13.2)	41.3	(85.2)

Net income (loss)	$33.7	$34.0	$(50.9)	$210.1

Less net income attributable to non-controlling interests	0.9	2.8	0.4	7.0

Net income (loss) attributable to controlling interest	$32.8	$31.2	$(51.3)	$203.1

Net earnings (loss) per share – basic	$0.39	$0.44	$(0.64)	$2.81
Net earnings (loss) per share – diluted 1)	$0.37	$0.44	$(0.64)	$2.80

Weighted average number of shares outstanding, net of treasury shares (in millions)	85.1	71.3	80.2	72.4

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	89.1	71.5	82.5	72.6

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	85.1	70.3	85.1	70.3

Cash dividend per share – declared	$—	$0.41	$—	$1.21
Cash dividend per share – paid	$—	$0.41	$0.21	$1.19

1)	No dilution for the first nine months January-September 2009 due to net loss position. See Note 1.12 for further information regarding potential dilution with respect to Equity Units.

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Cash & cash equivalents	$429.6	$488.6
Receivables	1,035.3	838.5
Inventories	461.4	592.4
Other current assets	189.0	166.8

Total current assets	2,115.3	2,086.3

Property, plant & equipment, net	1,067.5	1,158.2
Investments and other non-current assets	235.7	215.9
Goodwill	1,616.6	1,607.8
Intangible assets, net	125.5	137.4

Total assets	$5,160.6	$5,205.6

Liabilities and equity
Short-term debt	$145.3	$270.0
Accounts payable	655.4	613.4
Accrued expenses	434.0	324.3
Other current liabilities	133.8	173.0

Total current liabilities	1,368.5	1,380.7

Long-term debt	1,187.8	1,401.1
Pension liability	112.5	111.0
Other non-current liabilities	126.9	139.0

Total non-current liabilities	1,427.2	1,651.1

Total parent shareholders’ equity	2,318.5	2,116.5
Non-controlling interests	46.4	57.3

Total equity	2,364.9	2,173.8

Total liabilities and equity	$5,160.6	$5,205.6

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	First nine months January-September
	2009	2008
Operating activities
Net (loss) income	$(50.9)	$210.1
Depreciation and amortization	227.8	256.5
Other	4.4	(18.2)
Changes in operating assets and liabilities	62.3	(22.7)

Net cash provided by operating activities	243.6	425.7

Investing activities
Capital expenditures	(96.0)	(212.6)
Proceeds from sale of property, plant and equipment	6.4	10.2
Acquisitions of businesses, investments in affiliated companies and other, net	2.3	(47.6)

Net cash used in investing activities	(87.3)	(250.0)

Financing activities
Net (decrease) increase in short-term debt	(202.3)	59.2
Issuance of long-term debt	564.4	411.1
Repayments and other changes in long-term debt	(820.8)	(322.5)
Dividends paid	(14.8)	(86.4)
Shares repurchased	—	(173.5)
Common stock issue, net	236.8	—
Common stock options exercised	0.7	4.7
Other, net	(7.6)	(3.6)

Net cash used in financing activities	(243.6)	(111.0)

Effect of exchange rate changes on cash	28.3	(4.9)

(Decrease) increase in cash and cash equivalents	(59.0)	59.8

Cash and cash equivalents at period-start	488.6	153.8

Cash and cash equivalents at period-end	$429.6	$213.6

See “Notes to unaudited condensed consolidated financial statements.”

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED)

(Dollars in millions)

	Number of shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Non-controlling interest	Total Equity
Balance at December 31, 2008	102.8	$102.8	$1,954.3	$1,402.8	$54.3	$(1,397.7)	$57.3	$2,173.8
Common Stock incentives						5.0		5.0
Cash dividend paid to non-controlling interest on subsidiary stock							(3.0)	(3.0)
Purchase of non-controlling interest			(1.4)				(9.6)	(11.0)
Common stock issue, net of fees			(409.5)			630.7		221.2
Fair value purchase contracts, net of fees			15.6					15.6
Total Comprehensive Loss:
Net (loss) income				(51.3)			0.4	(50.9)
Net change in cash flow hedges					(0.2)			(0.2)
Foreign currency translation					11.4		1.3	12.7
Pension liability					1.7			1.7
Total Comprehensive Loss								(36.7)
Balance at September 30, 2009	102.8	$102.8	$1,559.0	$1,351.5	$67.2	$(762.0)	$46.4	$2,364.9

During the first nine months of 2009 the Company issued approximately 14.7 million common shares from treasury stock. In addition, approximately 0.1 million shares from the treasury stock have been utilized by the Stock Incentive Plan during the first nine months 2009.

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2009

1.1 Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 24, 2009.

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

1.2 Receivables

During the third quarter and first nine months of 2009, the Company sold receivables related to selected customers with high credit worthiness as a means of saving interest cost, net of discounts. The receivables were sold to various external financial institutions without recourse. Since the Company uses the cash received to repay debt, these factoring agreements have the effect of reducing debt and accounts receivable. At September 30, 2009 and December 31, 2008 receivables would have been higher by $31 million and $104 million, respectively, if these agreements had not been entered into. The discount cost is recognized in “Other financial items, net” in the Consolidated Statement of Operations.

1.3 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserves:

	September 30, 2009	December 31, 2008
Raw materials	$183.2	$227.5
Work in progress	174.8	236.6
Finished products	103.4	128.3

Total	$461.4	$592.4

1.4 Restructuring

The Company defines restructuring expense to include costs directly associated with exit or disposal activities and employee severance costs incurred as a result of an exit or disposal activity. Impairment charges directly associated with exit or disposal activities are recognized when the estimated future undiscounted cash flows to be generated by certain long-lived assets are not sufficient to recover the carrying value of the assets. The impairment charge recorded is the amount required to reduce the carrying amount to the fair value, which is determined using appraisals or discounted cash flow calculations.

Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the restructuring plan are not likely. Due to inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2009

The tables below summarize the change in the balance sheet position of the restructuring reserves from December 31, 2007 to September 30, 2009.

2009

The Action Program initiated in July 2008 was finalized as of December 31, 2008. The cost in 2008 for this Action Program was $74 million (for further information, see Note 10 in the 2008 Annual Report) and the remaining reserves at the end of 2008 will substantially be paid prior to December 31, 2009. The Company will not initiate additional restructuring activities under this comprehensive program. From January 2009 and onwards new provisions for restructuring activities have been and will be made on a case by case basis, as necessary.

Q3

The employee-related restructuring provisions in the third quarter 2009 mainly relate to headcount reductions in Europe. Reversals of employee-related provisions relate largely to provisions in North America and Europe. In North America customer program cancellations were not as severe as originally communicated and in North America and Europe final settlement of employee-related amounts were less than initial restructuring plan estimates. Cash payments mainly relate to North America and Europe. Changes in the employee-related reserves were charged against “Other income (expense), net” in the Consolidated Statements of Operations. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2009 to September 30, 2009.

	June 30, 2009	Provision/ Reversal	Provision/ Charge	Cash payments	Non-Cash	Translation difference	Sept 30, 2009
Restructuring - employee related	$59.1	$(3.1)	$18.3	$(17.6)	$—	$2.3	$59.0
Other	0.1	(1.6)	—	(0.1)	1.6	—	—

Total	$59.2	$(4.7)	$18.3	$(17.7)	$1.6	$2.3	$59.0

During the third quarter, 582 employees covered by the reserves left the Company. As of September 30, 2009, 1,029 employees remained who were covered by the restructuring reserves.

The table above includes the cash payments and remaining reserves associated with the Action Program initiated in July 2008 and are separately disclosed in the table below.

Action Program

	June 30, 2009	Provision/ Reversal	Cash payments	Translation difference	September 30, 2009
Restructuring - employee related	$18.7	$(1.8)	$(2.8)	$0.5	$14.6

Total	$18.7	$(1.8)	$(2.8)	$0.5	$14.6

Q2

The employee-related restructuring provisions in the second quarter 2009 mainly relate to headcount reductions in North America, South America and Europe. Additionally, the cash payments mainly relate to North America, Europe and Japan. The changes in the employee-related reserves were charged against “Other income (expense), net” in the Consolidated Statements of Operations. Impairment charges mainly related to machinery and equipment impaired in connection with restructuring activities in North America, South America and Europe. The fixed asset impairments were charged against “Cost of sales” in the Consolidated Statements of Operations. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2009 to June 30, 2009.

	March 31, 2009	Provision/ Reversal	Provision/ Charge	Cash payments	Non-Cash	Translation difference	June 30, 2009
Restructuring - employee related	$48.8	$(1.1)	$29.7	$(20.6)	$—	$2.3	$59.1
Fixed asset impairment	—	—	2.2	—	(2.2)	—	—
Other	0.2	—	1.6	(0.1)	(1.6)	—	0.1

Total	$49.0	$(1.1)	$33.5	$(20.7)	$(3.8)	$2.3	$59.2

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2009

During the second quarter, 1,276 employees covered by the reserves left the Company. As of June 30, 2009, 1,479 employees remained who were covered by the restructuring reserves.

The table above includes the cash payments and remaining reserves associated with the Action Program initiated in July 2008 and are separately disclosed in the table below.

Action Program

	March 31, 2009	Provision/ Reversal	Cash payments	Translation difference	June 30, 2009
Restructuring - employee related	$30.6	$(0.6)	$(12.7)	$1.4	$18.7

Total	$30.6	$(0.6)	$(12.7)	$1.4	$18.7

Q1

The employee-related restructuring provisions in the first quarter 2009 mainly relate to headcount reductions in North America, Europe and Japan. Additionally, the cash payments mainly relate to North America and Europe. The changes in the employee-related reserves were charged against “Other income (expense), net” in the Consolidated Statements of Operations. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2008 to March 31, 2009.

	Dec. 31, 2008	Provision/ Charge	Cash payments	Translation difference	March 31, 2009
Restructuring - employee related	$55.3	$16.0	$(20.7)	$(1.8)	$48.8
Other	0.4	—	(0.2)	—	0.2

Total	$55.7	$16.0	$(20.9)	$(1.8)	$49.0

During the first quarter, 1,419 employees covered by the reserves left the Company. As of March 31, 2009, 1,803 employees remained who were covered by the restructuring reserves.

The table above includes the cash payments and remaining reserves associated with the Action Program initiated in July 2008 and are separately disclosed in the table below.

Action Program

	Dec. 31, 2008	Provision/ Charge	Cash payments	Translation difference	March 31, 2009
Restructuring - employee related	$46.4	$—	$(14.6)	$(1.2)	$30.6
Other	0.2	—	(0.2)	—	—

Total	$46.6	$—	$(14.8)	$(1.2)	$30.6

2008

In 2008, the employee-related restructuring provisions mainly related to headcount reductions throughout North America and Europe and were primarily associated with the Action Program and separately disclosed in the table below. The cash payments mainly related to North America and Europe. The changes in the employee-related reserves were charged against “Other income (expense), net” in the Consolidated Statements of Operations. Impairment charges mainly related to machinery and equipment impaired in connection with the Action Program activities in North America and Europe. The fixed asset impairments were charged against “Cost of sales” in the Consolidated Statements of Operations. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2007 to December 31, 2008.

	Dec. 31, 2007	Provision/ Charge	Cash payments	Non- Cash	Translation difference	December 31, 2008
Restructuring - employee related	$16.8	$72.7	$(31.3)	$—	$(2.9)	$55.3
Fixed asset impairment	—	8.0	—	(8.0)	—	—
Other	—	0.4	—	—	—	0.4

Total	$16.8	$81.1	$(31.3)	$(8.0)	$(2.9)	$55.7

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2009

During 2008, 1,317 employees covered by the restructuring reserves left the Company. As of December 31, 2008, 2,082 employees remained who were covered by the restructuring reserves.

The table below summarizes the activities and remaining reserves associated with the Action Program initiated in July 2008.

Action Program

	Dec. 31, 2007	Provision/ Charge	Cash payments	Non- Cash	Translation difference	December 31, 2008
Restructuring - employee related	$—	$65.8	$(16.9)	$—	$(2.5)	$46.4
Fixed asset impairment	—	8.0	—	(8.0)	—	—
Other	—	0.2	—	—	—	0.2

Total	$—	$74.0	$(16.9)	$(8.0)	$(2.5)	$46.6

1.5 Product-Related Liabilities

The Company maintains reserves for product risks. Such reserves relate to product performance issues, including recall, product liability and warranty issues. The Company records liabilities for product-related risks when probable claims are identified and when it is possible to reasonably estimate the costs. Provisions for warranty claims are estimated based on prior experience, likely changes in performance of newer products and the mix and volume of the products sold. Cash payments have been made, in the past, for recall and warranty-related issues in connection with a variety of different products and customers. For further explanation, see Note 1.11 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions recorded for the third quarter mainly relate to warranty related issues and the provisions recorded for the nine month period ended September 30, 2009 mainly relate to warranty related issues and recalls.

	Quarter July-September		First nine months January-September
	2009	2008	2009	2008
Reserve at beginning of the period	$24.5	$22.1	$16.7	$18.8
Provision	5.6	(0.4)	16.3	6.2
Cash payments	(1.5)	(3.7)	(4.3)	(8.1)
Translation difference	0.8	(1.2)	0.7	(0.1)

Reserve at end of the period	$29.4	$16.8	$29.4	$16.8

1.6 Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) for the period and items charged directly to equity.

	Quarter July-September		First nine months January-September
	2009	2008	2009	2008
Net income (loss)	$33.7	$34.0	$(50.9)	$210.1

Pension liability	0.0	0.5	1.7	0.0
Net change in cash flow hedges	0.0	(0.1)	(0.2)	0.1
Translation of foreign operations	5.8	(93.3)	12.7	(34.2)

Other comprehensive Income (Loss)	5.8	(92.9)	14.2	(34.1)

Comprehensive Income (Loss)	$39.5	$(58.9)	$(36.7)	$176.0

Less Comprehensive (Loss) Income attributable to non-controlling interest	2.9	(0.1)	1.7	7.7

Comprehensive Income (Loss) attributable to controlling interest	$36.6	$(58.8)	$(38.4)	$168.3

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2009

1.7 New Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820” and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position for the periods presented.

FASB ASC 805, Business Combinations (“ASC 805” and formerly referred to as FAS-141(R)) requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

FASB ASC 810, Consolidation (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65” and formerly referred to as FAS-160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The application of ASC 810-10-65 did not have a significant impact on earnings nor the financial position.

FASB ASC 815, Derivatives and Hedging (“ASC 815”), ASC 815-10-65, Transition and Open Effective Date Information (“ASC 815-10-65”and formerly referred to as FAS-161) includes a requirement for enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective prospectively for fiscal years beginning after November 15, 2008. The application of ASC 815 expanded the required disclosures in regards to the Company’s derivative and hedging activities.

FASB ASC 350, Intangibles – Goodwill and Other, ASC 350-30-65, Transition and Open Effective Date Information (“ASC 350-30-65” and formerly referred to as FSP FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. ASC 350-30-65 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this ASC 350-30-65 for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of ASC 350-30-65, however, shall be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The application of ASC 350-30-65 is not expected to have a material impact on earnings nor the financial position.

FASB ASC 715, Compensation – Retirement Benefits, ASC 715-20-65, Transition and Open Effective Date Information (“ASC 715-20-65” and formerly referred to as FSP FAS-132(R)-1) provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. ASC 715-20-65 is effective prospectively for fiscal years ending after December 15, 2009. The application of ASC 715-20-65 will expand the Company’s disclosures regarding pension plan assets.

FASB ASC 825 Financial Instruments, ASC 825-10-65, Transition and Open Effective Date Information (“ASC 825-10-65” and formerly referred to as FSP FAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009. The application of ASC 825-10-65 expanded the Company’s disclosures regarding the use of fair value in interim periods.

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2009

FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105” and formerly referred to as FAS 168) establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

1.8 Income Taxes

For the first nine months of 2009 the effective tax benefit rate was 44.8%, compared with an effective tax rate of 28.9% in the first nine months of 2008. The net impact of discrete tax items in the first nine months of 2009 caused a 3.2 percentage point decrease to the effective tax benefit rate. The unusually high underlying effective tax rate was due to country mix relative to a low pre-tax result. The net impact of discrete tax items in the first nine months of 2008 was not material. The tax rate for the full year 2008 was 30.7%, net of discrete tax items which created a benefit of 0.9 percentage points. The net impact of discrete tax items in the first three months of 2009 caused a 4.0 percentage point increase to the effective tax benefit rate for the first quarter 2009. The net impact of discrete tax items in the second quarter of 2009 caused a 5.1 percentage point increase to the effective tax benefit rate for the second quarter 2009. The net impact of discrete tax items in the third quarter of 2009 caused a 21.8 percentage point increase to the effective tax rate for the third quarter 2009.

The Company files income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to income tax examination by the U.S. federal tax authorities for years prior to 2003. With few exceptions, the Company is also no longer subject to income tax examination by U.S. state or local tax authorities for tax years prior to 2003. In addition, with few exceptions, the Company is no longer subject to income tax examinations by non-U.S. tax authorities for years before 2002.

The Internal Revenue Service (“IRS”) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006. On March 31, 2009, the IRS field examination team issued an examination report in which the examination team proposed changes to increase U.S. taxable income by approximately $294.4 million due to alleged incorrect transfer pricing in transactions between a U.S. subsidiary and other subsidiaries during the period 2003 through 2005. The Company believes, after consultation with its tax counsel, that the examination team’s proposed adjustments are based on errors in fact and law. Accordingly, on April 30, 2009, the Company filed a Protest in response to the examination report. The Company expects that, after the conclusion of the applicable administrative procedures and review within the IRS, including the mutual agreement procedure of income tax treaties to which the U.S. is a party, and/or a judicial determination of the facts and applicable law, any adjustment with respect to the transfer pricing in these transactions will not produce a material increase to the Company’s consolidated income tax liability. The Company is not able to estimate when these administrative procedures and review within the IRS will be completed.

In addition, the Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of September 30, 2009, as a result of those tax examinations, the Company currently is not aware of any material proposed income tax adjustments other than the U.S. adjustments mentioned previously. The Company expects the completion of certain tax audits in the near term. It is reasonably possible that the amount of unrecognized benefits with respect to certain unrecognized tax positions could significantly increase or decrease in some future period or periods. However, at this time, an estimate of the range of the reasonably possible outcomes is not possible.

During the third quarter 2009, the Company recorded an increase of $0.8 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2009 related to unrecognized tax benefits of prior years. During the second quarter 2009, the Company recorded an increase of $1.0 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2009 related to unrecognized tax benefits of prior years. In addition, during the second quarter 2009, the Company recorded a decrease of $0.8 million to income tax reserves for unrecognized tax benefits for prior years. During the first quarter 2009, the Company recorded an increase of $0.6 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2009 related to unrecognized tax benefits of prior years. In addition, during the first quarter 2009, the Company recorded a decrease of $3.2 million to income tax reserves for unrecognized tax benefits for prior years. Of the total unrecognized tax benefits of $41.5 million recorded at September 30, 2009, $28.0 million is classified as current tax payable and $13.5 million is classified as non-current tax payable on the condensed consolidated balance sheet.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2009

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the nine month periods ended September 30, 2009 or 2008.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Quarter July-September		First nine months January-September
	2009	2008	2009	2008
Service cost	$3.5	$3.7	$10.8	$11.3
Interest cost	3.8	3.6	11.2	11.0
Expected return on plan assets	(2.6)	(3.3)	(7.8)	(9.9)
Amortization prior service cost (credit)	(0.3)	(0.2)	(0.7)	(0.6)
Amortization of (gain) loss	1.5	0.1	4.5	0.1

Net Periodic Benefit Cost	$5.9	$3.9	$18.0	$11.9

1.10 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The use of such derivatives is in accordance with the strategies contained in the Company’s overall financial policy. No derivatives have a maturity beyond 2019. Certain derivatives are designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria in FASB ASC 815, Derivatives and Hedging (“ASC 815” and formerly referred to as FAS-133). However, in certain cases hedge accounting is not applied either because non hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Operations along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the Consolidated Statement of Operations when the hedge transaction effect net earnings. There were no material reclassifications from OCI to the Consolidated Statement of Operations in third quarter of 2009 and, likewise, no material reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2009

Within ASC 820 there is a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by the hierarchy are as follows:

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

The following table summarizes the valuation of the Company’s derivatives by the above noted pricing observability levels:

		Fair Value Measurements at September 30, 2009
Description	Total Carrying Amount in Statement of Financial Position September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Using Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives	$38.8	—	$38.8	—
Total Assets	$38.8	—	$38.8	—

Liabilities
Derivatives	$13.4	—	$13.4	—
Total Liabilities	$13.4	—	$13.4	—

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009.

		Fair Value Measurements at September 30, 2009
Description	Nominal Volume	Derivative Asset	Derivative Liability	Balance Sheet Location
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 2 years (cash flow hedge)	$53.5	$1.7	$3.5	Other non current assets/non current liabilities

Interest rate swaps, less than 11 years (fair value hedge)	60.0	8.7	—	Other non current asset
Total derivatives designated as hedging instruments	$113.5	$10.4	$3.5

Derivatives not designated as hedging instruments

Cross currency interest rate swaps, less than 3 years	$60.6	$4.3	$—	Other non-current assets
Foreign exchange swaps, less than 6 months	1,269.0	7.4	9.9	Other current assets/ liabilities

Foreign exchange swaps	145.4	16.7	—	Other non current assets

Total derivatives not designated as hedging instruments	$1,475.0	$28.4	$9.9

Total derivatives		$38.8	$13.4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2009

		Amount Gain (Loss) Recognized in Consolidated Statement of Operations Third quarter 2009
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 2 years (cash flow hedge)	$53.5	$(0.4)	$—	$—	$—	$(0.0)
Interest rate swaps, less than 11 years (fair value hedge)	60.0	—	0.9	—	—	—
Total derivatives designated as hedging instruments	$113.5

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $(0.9) million has increased interest expense in the third quarter 2009 and thus fully off-sets the $0.9 million fair value change related to the hedging instrument disclosed in the table above.

		Amount Gain (Loss) Recognized in Consolidated Statement of Operations First nine months Jan-Sept 2009
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 2 years (cash flow hedge)	$53.5	$1.3	$—	$—	$—	$(0.2)
Interest rate swaps, less than 11 years (fair value hedge)	60.0	—	(6.7)	—	—	—
Total derivatives designated as hedging instruments	$113.5

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $6.7 million has decreased interest expense for the first nine months 2009 and thus fully off-sets the $(6.7) million fair value change related to the hedging instrument disclosed in the table above.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2009

		Amount Gain (Loss) Recognized in Consolidated Statement of Operations Third quarter 2009
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 3 years	$60.6	$7.7	$—	$0.2
Foreign exchange swaps	1,414.4	6.1	0.0	—
Total Derivatives not designated as hedging instruments	$1,475.0

		Amount Gain (Loss) Recognized in Consolidated Statement of Operations First nine months Jan-Sept 2009
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 3 years	$60.6	$7.0	$—	$0.3
Foreign exchange swaps	1,414.4	36.1	0.1	—
Total Derivatives not designated as hedging instruments	$1,475.0

All amounts recognized in the Consolidated Statement of Operations related to derivatives, not designated as hedging instruments, relate to economic hedges and thus have been materially off-set by an opposite statement of operations effect of the related financial liabilities or financial assets.

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

Fair Value of Debt

Long-term debt	Sept. 30, 2009 Carrying value1)	Sept. 30, 2009 Fair value	Dec. 31, 2008 Carrying value1)	Dec. 31, 2008 Fair value
Commercial paper	$92.3	$92.3	$255.6	$255.6
Revolving credit facilities	344.6	344.6	629.0	632.6
U.S. Private placement	408.7	358.5	415.4	311.1
Medium-term notes	181.2	184.1	86.3	83.8
Senior notes2)	144.3	179.8	—	—
Other long-term debt	16.7	16.6	14.8	14.6
Total	$1,187.8	$1,175.9	$1,401.1	$1,297.7

Short-term debt
Overdrafts and other short-term debt	$75.8	$75.8	$125.5	$125.5
Short-term portion of long-term debt	69.5	69.5	144.5	144.5
Total	$145.3	$145.3	$270.0	$270.0

1)	Debt as reported in balance sheet.
2)	Issued as part of the equity units offering (for further information, see Note 1.12).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2009

Assets and liabilities measured at fair value on a non-recurring basis

There were no financial assets and liabilities required to be measured at fair value on a non-recurring basis during the third quarter.

For the nine months ended September 30, 2009, in connection with restructuring activities in North America, South America and Europe the Company has recorded impairment charges on certain of its long-lived assets, mainly machinery and equipment (for further information, see Note 1.4 Restructuring above). The impairment charges have reduced the carrying value of the assets to their fair value, as summarized in the table below.

		Fair Value Measurements Using
Description	Fair Value Period Ended September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Long-lived assets held for use	$0.0	$—	$—	$0.0	$(2.2)
Total losses	$0.0	$—	$—	$0.0	$(2.2)

Machinery and equipment with a carrying amount of $2.2 million was written down to its fair value of $0.0 million, resulting in an impairment charge of $2.2 million, which was included in the earnings for the nine month period. There will be no future identifiable cash flows related to this group of impaired assets.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2009

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

The table in Note 1.5 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and nine month periods ended September 30, 2009 and September 30, 2008.

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

Litigation in France (Autoliv Holding Limited)

In 1997, Autoliv AB (a wholly-owned subsidiary of Autoliv, Inc.) acquired Marling Industries plc (“Marling”). At that time, Marling was involved in a lawsuit relating to the sale in 1992 of a French subsidiary. In May 2006, a French court ruled that Marling (now named Autoliv Holding Limited) and another entity, then part of the Marling group, had failed to disclose certain facts in connection with the 1992 sale, and appointed an expert to assess the losses suffered by the plaintiff. The acquirer of the French subsidiary has made claims for damages of approximately €40 million (approximately $59 million) and the court appointed expert has presented a preliminary report to the lower court which is yet to rule on said report. In parallel Autoliv has appealed against the May 2006 decision by the lower court and believes it has meritorious grounds for such appeal. In the opinion of the Company’s management, it is not possible to give any meaningful estimate of any financial impact that may arise from the claim. While management does not believe it is probable, the final outcome of this litigation may result in a loss that will have to be recorded by Autoliv, Inc. No reserves have been accrued for this dispute.

IRS Audit Proceedings

At any given time, the Company is undergoing tax audits in several tax jurisdictions and covering multiple years. Ultimate outcomes are uncertain but could, in future periods, have a significant impact on the Company’s cash flows. The Internal Revenue Service (“IRS”) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006. On March 31, 2009, the IRS field examination team issued an examination report in which the examination team proposed changes to increase U.S. taxable income by approximately $294.4 million due to alleged incorrect transfer pricing in transactions between a U.S. subsidiary and other subsidiaries during the period 2003 through 2005. The Company believes, after consultation with its tax counsel, that the examination team’s proposed adjustments are based on errors in fact and law. Accordingly, on April 30, 2009, the Company filed a Protest in response to the examination report. The Company expects that, after the conclusion of the applicable administrative procedures and review within the IRS, including the mutual agreement procedure of income tax treaties to which the U.S. is a party, and/or a judicial determination of the facts and applicable law, any adjustment with respect to the transfer pricing in these transactions will not produce a material increase to the Company’s consolidated income tax liability. The Company is not able to estimate when these administrative procedures and review within the IRS will be completed.

1.12 Equity and Equity Units Offering

On March 30, 2009, the Company sold, in an underwritten registered public offering, approximately 14.7 million common shares from treasury stock and 6.6 million equity units (the “Equity Units”) for an aggregate stated amount and public offering price of $235 million and $165 million, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2009

Each Equity Unit has a stated amount of $25 and initially consists of (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $25, on the purchase contract settlement date of April 30, 2012, subject to early settlement in accordance with the terms of the Purchase Contract and Pledge Agreement, a certain number (at the “Settlement Rate”) of shares of Common Stock; and (ii) a  1/ 40, or 2.5%, undivided beneficial ownership interest in a $1,000 principal amount of the Company’s 8% senior notes due 2014 (the “Senior Notes”). The Settlement Rate will be calculated as follows:

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

The Senior Notes will be remarketed between January 12, 2012 and March 31, 2012 whereby the interest rate on the Senior Notes will be reset and certain other terms of the Senior Notes may be modified in order to generate sufficient remarketing proceeds to satisfy the Equity Unit holders’ obligations under the purchase contract. If the Senior Notes are not successfully remarketed, then a put right of holders of the notes will be automatically exercised unless such holders (a) notify the Company of their intent to settle their obligations under the purchase contracts in cash, and (b) deliver $25 in cash per purchase contract, by the applicable dates specified by the purchase contracts. Following such exercise and settlement, the Equity Unit holders’ obligations to purchase shares of Common Stock under the purchase contracts will be satisfied in full, and the Company will deliver the shares of Common Stock to such holders.

The Company has allocated proceeds received upon issuance of the equity units based on relative fair values at the time of issuance. The fair value of the equity forward at issuance was $3.75 and the fair value of the note was $21.25. The discount on the notes will be amortized using the interest method. Accordingly, the difference between the stated rate (i.e. cash payments of interest) and the effective interest rate will be credited to the value of the notes. Thus, at the end of the three years, the notes will be stated on the balance sheet at their face amount. The Company has allocated 1% of the 6% of underwriting commissions paid to the debt as deferred charges based on commissions paid for similar debt issuances, but including factors for current market conditions and the Company’s current credit rating. The deferred charges will be amortized over the life of the note (until remarketing day) using the interest method. The remaining underwriting commissions (5%) were allocated to the equity forward and recorded as a reduction to paid-in capital (see equity statement). In computing earnings per share (“EPS”), the treasury stock method is used. Basic EPS will not be affected until the equity forwards are satisfied and the holders thereof become common stock holders. Diluted EPS is not affected unless the Company’s common stock price is over $19.20 per share. For the quarter ended September 30, 2009, 3.5 million shares have been included in the dilutive weighted average share amount related to the equity units. For the nine month period ended September 30, 2009, 1.9 million shares were excluded from the dilutive weighted average share amount, because to include them would be antidilutive.

1.13 Subsequent Events

The subsequent events have been evaluated through October 21, 2009, which was the date the Financial Statements were issued.

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

RESULTS OF OPERATIONS

Overview

The following table shows some of the key ratios. Management uses these measures internally as a means of analyzing the Company’s current and future financial performance and our core operations as well as identifying trends in our financial conditions and results of operations. We have provided this information to investors to assist in meaningful comparisons of past and present operating results and to assist in highlighting the results of ongoing core operations. These ratios are more fully explained in our MD&A discussion below and should be read in conjunction with the consolidated financial statements in our annual report and the unaudited condensed consolidated financial statements in this quarterly report.

KEY RATIOS

(Dollars in millions)

	Quarter July-September or as of September 30		First nine months January-September or as of September 30
	2009	2008	2009	2008
Operating working capital 1)	$465	$647	$465	$647
Capital employed 7, 12)	$3,243	$3,601	$3,243	$3,601
Net debt 1)	$878	$1,279	$878	$1,279
Net debt to capitalization, % 1, 2)	27	36	27	36

Gross margin, % 3)	18.0	16.9	14.7	18.6
Operating margin, % 4)	4.5	3.8	(1.2)	6.3

Return on total equity, % 8, 12)	5.8	5.7	(3.0)	11.7
Return on capital employed, % 9, 12)	7.6	6.5	(1.5)	12.4

No. of employees at period-end 10)	30,603	35,752	30,603	35,752
Headcount at period-end 11)	36,192	41,327	36,192	41,327
Days receivables outstanding 5)	71	74	80	66
Days inventory outstanding 6)	37	44	42	39

1)	See tabular presentation reconciling this non-GAAP measure to GAAP below under the heading “Liquidity and Sources of Capital”
2)	Net debt in relation to net debt and total equity (including non-controlling interest)
3)	Gross profit relative to sales
4)	Operating income (loss) relative to sales
5)	Outstanding receivables relative to average daily sales
6)	Outstanding inventory relative to average daily sales
7)	Total equity and net debt
8)	Net income (loss) relative to average total equity
9)	Operating income and equity in earnings of affiliates, relative to average capital employed
10)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
11)	Employees plus temporary, hourly workers
12)	2008 key ratios adjusted in accordance with FASB ASC 810 Consolidation, ASC 810-10-65, Transition and Open Effective Date Information (formerly referred to as FAS-160)

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2008

Market overview

During the three-month period July - September 2009, global light vehicle production (LVP) is estimated by CSM and J.D. Power to have declined by 5% compared to the same quarter 2008. LVP in the Triad (i.e. North America, Europe and Japan), where Autoliv generates more than 80% of its sales is estimated to have dropped by 18%.

In Europe (including Eastern Europe), where Autoliv derives approximately half of its consolidated sales, LVP is estimated to have declined by 12%. In Western Europe, the decline was 6% as expected and in Eastern Europe 24%. The decline in Eastern Europe was 6 percentage points (pp) worse than expected at the beginning of the quarter.

In North America, which accounts for almost one quarter of the Company’s consolidated sales, LVP dropped by 21%, which was 6 pp better than expected in July, mainly due to the “Cash for Clunkers” program. The cuts in North American LVP especially affected the production of passenger cars which fell by 32%, while production of light trucks declined by 7%. This was 12 pp less than expected. Chrysler cut production by 22% and GM cut production by 41%, while Ford increased production by 15%. Asian and European vehicle manufacturers combined reduced their North American production by 18%.

In Japan, which accounts for about one tenth of Autoliv’s consolidated sales, LVP decreased by 25%. This decrease affected particularly the manufacturing levels for vehicles with higher safety content such as vehicles for export to markets in North America and Western Europe.

In the Rest of the World (RoW), which accounts for more than 15% of consolidated sales, LVP increased by 21% instead of declining by 3% as expected in July. This was primarily due to the LVP in China and India growing by 66% and 18%, respectively, and LVP in Korea improving by 20% which was 23 pp better than expected.

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

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Quarter July-September, 2009

(Dollars in millions)

	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	(16.4)	(131.1)	(10.9)	(40.2)	(40.2)	(73.6)	32.1	63.1	(11.8)	(181.8)
Effect of exchange rates	(4.8)	(37.5)	(5.2)	(19.2)	14.8	27.1	(7.2)	(14.3)	(2.8)	(43.9)
Impact of acquisitions/divestments	0.7	5.3	0.4	1.6	—	—	—	—	0.4	6.9
Reported net sales change	(20.5)	(163.3)	(15.7)	(57.8)	(25.4)	(46.5)	24.9	48.8	(14.2)	(218.8)

Consolidated net sales declined by slightly more than 14% to $1,326 million compared to the same quarter 2008. Currency effects caused sales to decline by slightly less than 3%. The effect of acquisitions was 0.4%. Consequently, organic sales (i.e. sales excluding currency effects, and acquisitions/divestitures; non-U.S. GAAP measure, see table above) declined by 12%. This was better than expected in July due to the U.S. “Cash for Clunkers” program and Autoliv’s relatively strong performance in North America. It was also due to market share gains and revitalized light vehicle production in China, South Korea and India.

Autoliv’s organic sales decline of 12% was 6 pp better than the decline in the Triad’s LVP. This was due to market share gains, a favorable sales mix in North America and the Company’s strong performance in the Rest of the World, particularly in China. It was also due to recent launches of a number of new vehicle models for which Autoliv is a supplier (see Sales by Region below).

Sales by Product

Sales of airbag products (including steering wheels and electronics) decreased by slightly more than 12% to $858 million. Excluding negative currency effects of slightly less than 2% and a small positive effect from an acquisition last year (see Significant Events), organic sales declined by 11% compared to the 18% decline in LVP in the Triad, i.e. the dominant markets for airbags. Autoliv’s relatively better performance was due to new business with Ford, Volkswagen, Chevrolet, Opel, Suzuki, Nissan, Toyota and Great Wall. These improvements more than offset the negative LVP mix effect from vehicles with lower safety value, primarily driven by the scrapping incentive programs in Europe.

Sales of seatbelt products (including seat sub-systems) dropped by 17% to $468 million. Excluding negative currency effects of 4%, organic sales declined by 13% which was 8 pp more than the decline in global light vehicle production. This primarily reflects Autoliv’s greater dependence on advanced higher-value-added seatbelts, particularly for the European and North American markets. It also reflects the expiration of some contracts.

Sales by Region

Sales from Autoliv’s European companies declined by 21% to $634 million. Excluding negative currency effects of less than 5% and a small favorable effect from acquisitions, organic sales declined by 16% compared to the 12% decline in European light vehicle production. The difference is due to the negative LVP mix effect resulting from the governmental scrapping incentives that favored smaller vehicles. These cars tend to have less safety content than an average vehicle. However, Autoliv benefited to some extent from the strong demand for small cars such as Fiat’s Grande Punto, Peugeot’s 107, as well as for Citroën’s C1 and C3 Picasso. The negative LVP effect was also partially offset by new business for Opel’s Insignia and the production ramp up for the new Renault Mégane.

Sales from Autoliv’s North American companies dropped by 16% to $310 million. Excluding negative currency effects of 5% from a weaker Mexican peso and a small favorable effect from acquisitions, organic sales declined by 11% while the North American LVP dropped almost twice as much. Autoliv’s better-than-market performance was primarily due to new business for Ford’s new F-Series; Chrysler’s Dodge Ram; Chevrolet’s Traverse and Equinox; and Toyota’s Rav4 and Venza.

Sales from Autoliv’s companies in Japan declined by 25% to $136 million. Excluding favorable currency effects of 15%, organic sales declined by 40%. This was primarily due to the 25% drop in Japanese LVP. Autoliv’s sales were also affected by the fact that production declined the most for premium cars, SUVs and other vehicles with higher safety value for export to North America and Western Europe. These negative effects were partially offset by new business for the Toyota Prius and the Lexus RX.

Sales from Autoliv’s companies in the Rest of the World (RoW) increased by 25% to $246 million despite negative currency effects of 7%. Autoliv’s increase in organic sales of 32% was even better than the strong growth in the region’s LVP of 21%. Autoliv’s market share gains reflects new business in China (for Suzuki, Buick, Chevrolet, Daewoo, Nissan, Volkswagen, Audi, Honda, Kia, Great Wall and Geely) and in India (for Mahindra). Autoliv’s strong performance was also due to a favorable vehicle production mix in the region.

Earnings for the Three-Month Period Ended September 30, 2009

Despite the sharp drop in LVP of 18% in the Triad resulting in a consolidated sales decline of 14% for Autoliv, the Company improved its gross margin, operating margin and operating income compared to the same quarter 2008. The gross margin improved to 18.0% from 16.9%.

Gross profit declined by $22 million to $239 million, but operating income improved by $2 million to $60 million and operating margin improved to 4.5% from 3.8% in the same quarter 2008. Better operating income despite lower gross profit reflects $19 million lower restructuring costs and $9 million lower selling, general and administrative expense. Research, development and engineering expense, net increased slightly. This was due to the Company’s Small Car Safety (SCS) project and an exceptionally high engineering income last year. Severance and restructuring costs amounted to $14 million in the third quarter 2009 compared to $33 million in the same quarter 2008. The fact that the operating margin the third quarter 2009 was higher than in 2008 despite the sharp sales drop is mainly due to the action program initiated in July last year and other cost saving initiatives. It also reflects lower raw material prices.

Income before taxes declined by $8 million to $39 million. The $2 million improvement in operating income was offset primarily by a swing of $6 million in other financial items from an income of $1 million to a cost of $5 million. This reflects negative currency effects in 2009 versus positive currency effects in 2008. Interest expense, net increased by $4 million to $18 million, primarily due to new long-term debt issued in the first quarter.

Total net income was unchanged $34 million, while net income attributable to controlling interest improved by $2 million. The effective tax rate was 14% compared to 28% in the third quarter 2008.

Earnings per share declined by 7 cents to $0.37. The weighted average number of shares outstanding, assuming dilution, increased by 25% to 89.1 million from the same quarter 2008. This was due to the sale in the first quarter 2009 of treasury shares and equity units with mandatory share purchase contracts.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008

Market overview

During the nine-month period January - September 2009, global light vehicle production (LVP) dropped by 22% and LVP in the Triad by 34%.

In Europe, light vehicle production decreased by 28%. In Western Europe, LVP declined by 26% and in Eastern Europe by 33%.

In North America, light vehicle production dropped by 41%, primarily due to GM, Ford and Chrysler cutting production by 46%. Asian and European vehicle manufacturers reduced their LVP in North America by 35%.

In Japan, LVP decreased by 37% in the nine-month period.

In the Rest of the World (RoW) LVP has recovered sharply and has now increased by 4% for the first nine months.

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

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

First nine months January-September, 2009

(Dollars in millions)

	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	(27.8)	(808.6)	(29.0)	(336.8)	(55.7)	(315.3)	2.6	16.7	(27.3)	(1,444.0)
Effect of exchange rates	(11.8)	(344.3)	(5.1)	(59.4)	11.7	66.1	(11.1)	(71.1)	(7.8)	(408.7)
Impact of acquisitions/divestments	0.5	14.5	0.4	4.1	—	—	—	—	0.4	18.6
Reported net sales change	(39.1)	(1,138.4)	(33.7)	(392.1)	(44.0)	(249.2)	(8.5)	(54.4)	(34.7)	(1,834.1)

For the year’s first nine months, consolidated sales decreased by 35% to $3,446 million. Excluding negative currency effects of 8% and the effect of a small acquisition, organic sales (i.e. sales excluding currency effects, and acquisitions/divestitures; non-U.S. GAAP measure, see table above) decreased by 27%, which was 7 pp better than the decline in LVP in the Triad. This was mainly due to Autoliv’s outperformance in North America and new business (see Sales by Region below).

Sales by Product

Sales of airbag products decreased by 34% to $2,200 million. Excluding negative currency effects of 7% and a small acquisition, organic sales declined by 28% compared to the 34% LVP decline in the Triad.

Sales of seatbelt products decreased by 36% to $1,246 million including 10% from negative currency effects. The decline in organic sales of 26% was 4 pp more than the decline in global LVP. This primarily reflects Autoliv’s greater dependence on advanced higher value-added seatbelts, particularly for the European and North American markets. This was partially offset by new business for the Suzuki Alto, the Great Wall Coolbear and the Mahindra Xylo.

Sales by Region

Sales from Autoliv’s European companies decreased by 39% to $1,772 million. Excluding negative currency effects of 12% and a small acquisition, organic sales declined by 28%, in line with European LVP.

Sales from Autoliv’s North American companies decreased by 34% to $770 million. Excluding negative currency effects of 5% and a small acquisition, organic sales declined by 29%, which was significantly less than the 41% drop in North American LVP. This was due to new business for Ford’s F-Series; Chevrolet’s Traverse and Equinox; and Toyota’s Rav4 and Venza.

Sales from Autoliv’s companies in Japan dropped by 44% to $317 million despite favorable currency effects of 12%. The decline of 56% in organic sales was due to the general decline in Japanese LVP of 37%, which was exacerbated by an even sharper drop for vehicles with high safety value for export to markets in North America and Western Europe.

Sales from Autoliv’s companies in the RoW declined by less than 9% to $587 million including negative currency effects of 11%. The organic sales increase of slightly less than 3% was virtually in line with LVP in the region. Autoliv’s sales were partially driven by new business in China, with several customers, and in India.

Earnings for the Nine-Month Period Ended September 30, 2009

Gross profit decreased by $477 million to $506 million and gross margin decreased to 14.7% from 18.6% due to the substantial cuts in global light vehicle production.

Operating income declined by $375 million to a loss of $41 million and operating margin decreased to (1.2%) from 6.3%, despite aggressive cost cutting. Severance and restructuring costs amounted to $62 million in 2009 compared to $40 million in the same period 2008. The decrease of $375 million in operating income was $102 million less than the decline in gross profit thanks to the Company’s action program and other cost saving initiatives.

Income before taxes decreased by $388 million to a loss of $92 million. Interest expense, net rose by $7 million due to new long-term debt issued in the first quarter 2009.

Net income decreased by $261 million to a loss of $51 million due to the $388 million drop in pre-tax profit. Income taxes was a benefit of $41 million including a cost of $3 million from discrete items compared to a tax expense of $85 million and an effective tax rate of 29% in 2008.

Earnings per share declined by $3.44 to a loss of $0.64. There is no dilution since there is no profit for the nine-month period. The weighted average number of shares outstanding increased by 10% to 80.2 million due to sale of treasury shares and equity units with mandatory share purchase contracts.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $125 million for the third quarter. This was $23 million better than in the third quarter 2008 despite the significant drop in sales and despite $18 million in cash payments for restructuring activities. The strong cash flow was partially due to a $17 million reduction in operating assets and liabilities during the third quarter. Cash flow provided by operating activities less cash used in investing activities amounted to $105 million for the third quarter 2009 which was $117 million more than the same quarter 2008 (which included an acquisition of $42 million). For the first nine months 2009 operations generated $244 million in cash and $156 million of cash flow provided by operating activities less cash used in investing activities compared to $426 million and $176 million during the first nine months 2008.

Capital expenditures, net of $24 million were $54 million less than depreciation and amortization in the third quarter 2009, and $47 million less than capital expenditures, net during the same quarter 2008. Capital expenditures, net amounted to $90 million and depreciation and amortization to $228 million compared to $202 million and $257 million, respectively, for the same nine month period 2008.

Despite a strong sales recovery in September, receivables in relation to days sales outstanding was 71, unchanged from the end of the previous quarter but lower than the 74 days a year ago. Days inventory on-hand improved to 37 days on September 30 from 39 days on June 30 and from 44 days a year ago.

The Company uses the non-GAAP measure “Operating working capital” as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are by contrast managed as part of the Company’s overall debt management.

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	September 30, 2009	June 30, 2009	December 31, 2008	September 30, 2008

Total current assets	$2,115.3	$1,831.6	$2,086.3	$2,249.6
Total current liabilities	(1,368.5)	(1,224.5)	(1,380.7)	(1,794.1)

Working capital	746.8	607.1	705.6	455.5
Cash and cash equivalents	(429.6)	(311.1)	(488.6)	(213.6)
Short-term debt	145.3	150.9	270.0	377.3
Derivative (asset) and liability, current	2.5	(3.2)	15.9	(1.0)
Dividends payable	0.0	2.9	14.8	29.0

Operating working capital	$465.0	$446.6	$517.7	$647.2

Over the last 12 months working capital has been reduced by 28% or $182 million. However, working capital in relation to 12-month sales increased to 10.0% on September 30 from 9.2% one year earlier. This was due to the exceptionally low trailing 12-month sales. The Company expects to be in compliance with its policy for this key ratio of less than 10% by the end of next quarter.

The Company uses the non-GAAP measure “Net debt” as defined in the table below in its communication with investors regarding its capital structure and as the relevant metric monitoring its overall debt management. The reconciling items used to derive this measure are managed as part of overall debt management. This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

Reconciliation of “Net debt” to GAAP financial measure

(Dollars in millions)

	September 30, 2009	June 30, 2009	December 31, 2008	September 30, 2008

Short-term debt	$145.3	$150.9	$270.0	$377.3
Long-term debt	1,187.8	1,088.3	1,401.1	1,121.7

Total debt	1,333.1	1,239.2	1,671.1	1,499.0
Cash and cash equivalents	(429.6)	(311.1)	(488.6)	(213.6)
Debt-related derivatives	(25.4)	(10.9)	12.8	(6.4)

Net debt	$878.1	$917.2	$1,195.3	$1,279.0

Due to strong cash flow, the Company’s net debt (non-U.S. GAAP measure, see table above) was reduced during the third quarter by $39 million to $878 million. Gross interest-bearing debt increased temporarily by $94 million to $1,333 million at the end of the third quarter, in front of a repayment of $125 million revolving credit loan in October. Cash and unutilized long-term credit facilities amounted to $1.3 billion. Net debt decreased by $317 million during the nine month period due to the cash generated in the second and third quarters and to the sale in the first quarter of treasury shares. Gross interest-bearing debt decreased by $338 million. Net debt to capitalization was 27% compared to 36% at the beginning of the year.

The non-GAAP measure net debt is also used in the non-GAAP measure “Leverage ratio” which together with the non-GAAP measure “Interest coverage ratio” constitute the Company’s debt limitation policy. This policy provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. These measures corresponded, until December 2004, to the financial covenants in the Company’s Revolving Credit Facility. Although these covenants no longer exist, the Company believes investors remain interested in these measures. For details on leverage ratio and interest coverage ratio, refer to the tables below that reconcile these two non-GAAP measures to GAAP measures.

Reconciliation of “Leverage ratio” to GAAP financial measure

(Dollars in millions)

	September 30, 2009	September 30, 2008

Net debt 2)	$878.1	$1,279.0
Senior notes 3)	(144.3)	—
Pension liabilities	112.5	52.3
Net debt per the policy	$846.3	$1,331.3

(Loss) income before income taxes 4)	$(138.8)	$444.5
Plus: Interest expense, net 1, 4)	67.5	57.1
Depreciation and amortization of intangibles (incl. impairment write-offs) 4)	318.2	341.0

EBITDA per the Policy 4)	$246.9	$842.6

Net debt to EBITDA ratio	3.4	1.6

1)	Interest expense, net, is interest expense less interest income.
2)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3)	Debt portion of the equity units offering (for further information see Note 1.10 and Note 1.12).
4)	Latest 12-months.

Reconciliation of “Interest coverage ratio” to GAAP financial measure

(Dollars in millions)

	September 30, 2009	September 30, 2008
Operating (loss) income 2)	$(68.3)	$497.9

Amortization of intangibles (incl. impairment write-offs) 2)	23.2	23.5
Operating profit per the Policy 2)	$(45.1)	$521.4

Interest expense, net 1, 2)	67.5	57.1

Interest coverage ratio	(0.7)	9.1

1)	Interest expense, net, is interest expense less interest income.
2)	Latest 12-months.

Autoliv’s policy is to maintain a leverage ratio significantly below 3.0 times and an interest-coverage ratio significantly above 2.75 times. On September 30, Autoliv’s leverage ratio was 3.4 times and interest coverage ratio (0.7) times (see tables above). Leverage ratio is measured as adjusted net debt in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) and interest coverage as operating income (excluding amortization of intangibles) in relation to interest expense, net. Adjusted net debt includes pension liabilities but excludes the debt from equity units since these funds are regarded as equity by Standard & Poor’s due to the fact that the purchase contracts of the equity units are binding and not revocable. Net debt to capitalization ratio was reduced to 27% from 28% at the end of the previous quarter and from 36% a year ago.

During the third quarter, total equity increased by $42 million to $2,365 million or $27.24 per share due to net income of $34 million, currency effects of $6 million, and by $2 million from common stock incentives. Total equity increased by $191 million during the nine month period due to the sale in the first quarter of treasury shares and mandatory share purchase contracts for $236 million, net. Equity also increased by $13 million due to currency effects, by $5 million due to common stock incentives and by $2 million to pension liabilities. Equity was negatively impacted by $51 million for the net loss, by $3 million due to dividends to non-controlling interest and $11 million due to acquiring the minority interest in the Chinese seatbelt joint venture NHA. Return on total equity was negative 3% and return on capital employed negative 2% compared to 12% for both returns during the same nine-month period 2008.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (i.e. permanent and temporary employees) increased during the quarter by slightly more than 2,800 to 36,200 in response to the strong recovery in vehicle demand, particularly in China.

Consequently, headcount in manufacturing rose by 3,000, of which 81% were in low-cost countries and 68% were temporary labor. This increase was partly offset by a reduction – despite the strong sales recovery – in S,G&A and other overhead functions of 160. Virtually all of these reductions were permanent employees in high-cost countries.

Currently, 57% of headcount are in low-cost countries compared to 55% a year ago, while 15% are temporaries compared to 13% a year ago. Therefore, the average level of temporaries in the Company has already been restored to the same level as before the financial crisis broke out last year.

Outlook

The latest forecasts from J.D. Power and CSM indicate an increase of 11% in global LVP during the fourth quarter 2009 compared to the same period 2008. In Western Europe, LVP is expected to increase by 7% and in North America by 2% resulting in an expected average increase of slightly more than 4%. In the Rest of the World, LVP is expected to grow by 27% due to China and India growing by 68% and 38%, respectively. LVP in Japan is expected to decline by 8%.

Based on these assumptions and our customer call-offs, Autoliv’s organic sales during the fourth quarter are expected to grow by more than 10%. This is due to an expected rebound effect in the European LVP mix following the expiration of many scrapping incentive programs that favored small vehicles with currently less safety value. Autoliv’s organic sales in China are also expected to continue to grow faster than the country’s LVP due to many new market launches as mentioned above. Provided that the exchange rates at the middle of October prevail, currency effects will have a positive impact of 13%. Consequently, consolidated sales are expected to grow by approximately 25% for the quarter.

For the full year 2009, consolidated sales are expected to decline by 25% based on the assumption that organic sales will outperform LVP in North America and Western Europe by 5%. Provided that the exchange rates at the middle of October prevail, currency effects will have a negative impact of 4%.

The projected effective tax rate for the full year is estimated to be a benefit in the magnitude of 40%. A tax cost in the region of 45% is expected on the fourth quarter forecasted income.

OTHER RECENT EVENTS

Launches in the 3rd quarter 2009

•	Acura’s new TL; Inflatable curtains and side airbags

•	BMW’s new GT; Frontal airbags, steering wheel, knee airbag, side airbags, seatbelts with pretensioners, safety electronics and night vision system

•	Citroen’s new C3; Safety electronics

•	Fiat’s new Punto Evo; Seatbelts with pretensioners

•	Geely’s new Emgrand EC718; Steering wheel, driver airbag, passenger airbag, inflatable curtains, side airbags, seatbelts with pretensioners and safety electronics

•	Opel’s new Astra; Passenger airbag, inflatable curtains, side airbags, seatbelts with pretensioners and safety electronics

•	Samsung’s new SM3; Steering wheel, driver airbag, passenger airbag, inflatable curtains and seatbelts with pretensioners

Other Significant Events

The nine-month period has been affected by Autoliv’s acquisition in September 2008 of the automotive radar sensor business of Tyco Electronic. This acquisition has had a marginal effect on consolidated sales. In January 2009, Autoliv acquired most of the assets in the steel stamping supplier EMT. This acquisition did not have any material impact on Autoliv’s sales. At the beginning of 2009, Autoliv acquired the remaining shares in the Chinese seatbelt company NHA, an already consolidated entity.

William E. Johnston, Jr., who has been a member of the Autoliv Inc board since 2005, recently passed away after a period of illness. The Company expresses its condolences and thanks Mr. Johnston for his services to the Company.

Next Report

Autoliv intends to publish the quarterly report for the fourth quarter 2009 on Friday January 29, 2010.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2009, the Company’s future contractual obligations, have not changed materially from the amounts reported in the 2008 Annual Report on Form 10-K filed with SEC on February 24, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2009, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2008 Annual Report on Form 10-K filed with the SEC on February 24, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Our dividend policy is subject to the discretion of our Board of Directors and depends upon a number of factors, including our earnings, financial condition, cash and capital needs and general economic or business conditions. Although we have previously used dividends as a way to return value to our stockholders, as of the second quarter of 2009, our Board of Directors suspended our quarterly dividend after determining that a suspension was necessary in light of the decline in global light vehicle production, the uncertainty surrounding the current recession and the inherent risk of customer defaults. In the future, there can be no assurance that the Board of Directors will declare a dividend.

Our level of indebtedness may harm our financial condition and results of operations.

We have incurred indebtedness under our credit facility. As of September 30, 2009, we have utilized approximately $200 million of our credit facility. Additionally, we have incurred indebtedness of $400 million through a private placement in 2007 and $165 million as in our Equity Units offering. Although our revolving credit facility does not have financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Stock repurchase program

During the third quarter of 2009, Autoliv made no stock repurchases. Since the repurchasing program was adopted in 2000, Autoliv has bought back 34.3 million shares at an average cost of $42.93 per share. Under the existing authorizations, another 3 million shares may be repurchased. We have suspended our share repurchases since we believe it is prudent to preserve cash in order to maintain a strong cash position in the current uncertain business environment.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on form 10-Q, filed on May 14, 1997.

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

11	Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Company’s Annual Report on Form 10-K (File No. 001-12933, filing date February 24, 2009) and is incorporated herein by reference.

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 21, 2009

AUTOLIV, INC. (Registrant)

By:	/S/ MATS WALLIN
Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)