Form 10-K
period 2009-12-31
AUTOLIV INC
filed 2010-02-19
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file Number: 001-12933

AUTOLIV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

World Trade Center,

Klarabergsviadukten 70, SE-107 24

Stockholm, Sweden

(Address of principal executive offices)

+46 8 587 20 600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $1.00 per share	New York Stock Exchange
Corporate Units	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☐    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. as of the last business day of the second fiscal quarter of 2009 amounted to $2,448 million.

Number of shares of Common Stock outstanding as of February 16, 2010: 85,101,160.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2009 (the “Annual Report”) are incorporated by reference into Parts I and II.

2. Portions of the definitive Proxy Statement for the annual stockholders’ meeting to be held May 6, 2010, to be dated on or around March 23, 2010 (the “2010 Proxy Statement”), are incorporated by reference into Part III.

3. Certain Exhibits of Autoliv, Inc.’s Quarterly Report on Form 10-Q, filed on May 14, 1997 are incorporated by reference into Part IV.

AUTOLIV, INC.

PART I

Item 1.	Business*

General

Autoliv, Inc. (“Autoliv” or the “Company”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. It was created from the merger of Autoliv AB (“AAB”) and the automotive safety products business of Morton International, Inc., in 1997. The Company functions as a holding corporation and owns two principal subsidiaries, AAB and Autoliv ASP, Inc. (“ASP”).

AAB and ASP are leading developers, manufacturers and suppliers to the automotive industry of automotive safety systems. Their products include seatbelts, frontal and side-impact airbags, steering wheels and seat sub-systems, as well as components for such systems.

Autoliv’s filings with the United States Securities and Exchange Commission (the “SEC”), which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, are made available free of charge on our corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC.

Shares of Autoliv common stock, and the company’s Corporate Units are traded on the New York Stock Exchange under the symbol “ALV” and “ALV.PRZ”, respectively. Swedish Depository Receipts representing shares of Autoliv common stock trade on NASDAQ OMX Stockholm under the symbol “ALIV SDB”. Options in Autoliv shares are listed on the Chicago Board Options Exchange under the symbol “ALIV”. Our fiscal year ends on December 31.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our restructuring and cost reduction initiatives discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer preferences for end products, customer losses and changes in regulatory conditions, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, the economic outlook for the Company’s markets, fluctuation of foreign currencies, fluctuation in vehicle production schedules for which the Company is a supplier, market acceptance of our new products, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments or joint venture arrangements, pricing negotiations with customers, increased costs, supply issues, product liability, warranty and recall claims and other litigation, possible adverse results of pending or future litigation or infringement claims, tax assessments by governmental authorities, legislative or regulatory changes, political conditions, dependence on customers and suppliers, as well the risks identified in Item 1A “Risk Factors” in this Form 10-K for the year ended December 31, 2009.

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

Business

Autoliv is the world’s leading supplier of automotive safety systems, with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, whiplash protection systems and child seats, as well as night vision systems, radar and other active safety systems. Autoliv has production facilities in 29 countries and our customers include the world’s largest car manufacturers. Autoliv’s sales in 2009 were $5.1 billion, approximately 64% of which consisted of airbags and associated products and approximately 36% of which consisted of seatbelts and associated products. Our most important markets are in Europe, North America, Japan and Asia-Pacific.

Autoliv’s head office is located in Stockholm, Sweden, where we employ approximately 40 people. Autoliv had approximately 30,200 employees at December 31, 2009, and a total headcount, including temporary employees, of approximately 37,900.

The information required by Item 1 regarding developments in the Company’s business during 2009 is contained in the Annual Report on pages 3, 6-8, 30-32, 34 and 36-39 and is incorporated herein by reference.

Financial Information on Segments

Autoliv considers its products to be components of integrated automotive safety systems, which fall within a single industry segment. Autoliv has two main operating segments; airbags/seatbelt (including restraint electronics) products, and active safety electronics products. For financial reporting purposes these two operating segments have been combined into a single reportable segment in accordance with the provisions of ASC 280. The financial data relating to Autoliv’s business in this segment over the last three fiscal years is contained in the Consolidated Financial Statements on pages 46 through 68 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements on page 68 of the Annual Report and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the sections headed “Customers” and “Technology” on pages 14 through 19 of the Annual Report and is incorporated herein by reference.

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 80 wholly or partially owned or leased production facilities located in 29 countries, consisting of both component factories and assembly factories. See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly, seat subsystems, and steering wheels. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. The products manufactured by Autoliv’s consolidated subsidiaries in 2009 consisted of approximately 93 million complete seatbelt systems (of which approximately 35 million were fitted with pretensioners), approximately 39 million side-impact airbags (including curtain airbags), approximately 19 million frontal airbag modules, approximately 7.5 million steering wheels and approximately 7.5 million electronic units (airbag control).

Autoliv’s “just-in-time” delivery systems have been designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. “Just-in-time” deliveries require final assembly, or at least, distribution centers in geographic areas close to customers to facilitate rapid delivery. The fact that the major automobile manufacturers are continually expanding production activities into more countries and require the same or similar safety systems as those produced in Europe, Japan or the United States increases the importance to suppliers of having assembly capacity in several countries. Consolidation among our customers also supports this trend.

If the supply of raw materials and components is not disrupted, Autoliv’s assembly operations generally are not constrained by capacity considerations. Save for when dramatic shifts in light vehicle production occurs, Autoliv can generally adjust capacity in response to changes in demand within a few weeks by adding or removing work shifts and within a few months by adding or removing standardized production and assembly lines. Most of Autoliv’s assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity. As a result, Autoliv can usually adjust its manufacturing capacity faster than its customers can adjust their capacity to fluctuations in the general demand for vehicles or in the demand for a specific vehicle model, provided that customers notify Autoliv when they become aware of such changes in demand. When dramatic shifts in light vehicle production occur, the adjustments can take more time and be more costly.

Quality Management

Autoliv believes that superior quality is a prerequisite for it to be considered a leading global supplier of automotive safety systems. This means both that Autoliv’s products must always meet performance expectations, and that Autoliv’s products must be delivered to its customers at the right times and in the right amounts.

Autoliv has for many years practiced a “zero-defect” proactive quality policy, and continues to strive to improve its working methods. This pursuit of excellence extends from the earliest phases of product development to the proper product disposal following many years of use in a vehicle. Autoliv’s comprehensive Autoliv Product Development System (APDS) process includes several key check points during the development of new products that are designed to ensure that new products are well-built and have no hidden weaknesses.

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

Additional information on quality management is included in the section “Quality Excellence” on page 21 of the Annual Report and is incorporated herein by reference.

Environmental and Safety Regulations

For information on how environmental and safety regulations impact our business, see “Environmental” and “Regulations” under section “Risk and Risk Management” on page 41 of the Annual Report which is incorporated herein by reference. Also see “Risk Factors – Our business may be adversely affected by environmental and safety regulations or concerns” in Item 1A.

Raw materials

For information on the sources and availability of raw materials, see “Risk Factors - Changes in the source, cost and availability of raw materials and components may adversely affect our profit margins” in Item 1A and section “Risk and Risk Management” on page 40 of the Annual Report which is incorporated herein by reference.

Intellectual Property

For information on our use of intellectual property and its importance to us, see “Risk Factors - If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired” in Item 1A and section “Risk and Risk Management” on page 41 of the Annual Report which is incorporated herein by reference.

Seasonality and Backlog

Autoliv’s business is not subject to significant seasonal fluctuations. Autoliv has frame contracts with car manufacturers and contracts are typically entered into up to three years before the start of production of the relevant car model or platform and provide for a term covering the life of said car model or platform. However, typically these contracts do not provide minimum quantities, prices or exclusivity but permit the manufacturer to resource the relevant products at given intervals (or at any time) from other suppliers.

Dependence on Customers

For information on our dependence on customers, see “Risk Factors - Our business could be materially and adversely affected if we lost any of our largest customers” in Item 1A and section “Risk and Risk Management” on page 41 of the Annual Report which is incorporated herein by reference.

Research, Development and Engineering

Expenses incurred for research, development and engineering activities were $322 million, $367 million and $396 million for the years ended December 31, 2009, 2008 and 2007, respectively. Additional information on research, development and engineering is included in the section titled “Technology” on pages 17-19 of the Annual Report and is incorporated herein by reference.

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

For information concerning the material effects on our business relating to our compliance with government regulations, see “Risk Factors - Our business may be adversely affected by environmental and safety regulations or concerns” in Item 1A and page 41 of the Annual Report, which is incorporated herein by reference.

Employees

At December 31, 2009, Autoliv and its subsidiaries had approximately 30,200 employees and approximately 7,700 temporary hourly workers. Autoliv considers its relationship with its employees to be good and has not experienced any major strike or other significant labor dispute in recent years.

Important unions to which some of Autoliv’s employees belong in Europe include: IG Metall in Germany, Amicus in the United Kingdom, Confederation Generale des Travaileurs and Confédération Française Démocratique du Travail in France, Federacion Minerometalurgica, Union General de Trabajadores, Union Sindical Obrera and Comisiones Obereras in Spain and Swedish Metal Workers Union and the Swedish Association of Graduated Engineers in Sweden.

In addition, Autoliv’s employees in other regions are represented by the following unions: the Metal Workers Union in Australia, the National Automotive, Aerospace and General Workers Union of Canada (CAW), and the International Association of Machinists and Aerospace Workers (IAM) in Canada, and Sindicato Nacional de Trabajadores de la Industria Metalurgica y Similares, Sindicato de Trabajadores de la Pequena y Mediana Industria and Sindicato de Jornaleros y Obreros Industiales de la Industria Maquiladora in Mexico, and Sindicato dos Trabalhadores nas industrias Metalurgicas, Mecanicas e de Material eletrico e Eletronico, Siderurgicas, Automobilsticas e de Autopecas de Taubate in Brazil.

In many European countries in which we operate, wages, salaries and general working conditions are negotiated with local unions and/or are subject to centrally negotiated collective bargaining agreements. The terms of our various agreements with unions typically range between 1-3 years. Most of our subsidiaries in Europe must negotiate with the applicable local unions important changes in operations, working and employment conditions. In the United Kingdom and the United States there is far less union involvement in establishing wages, salaries and working conditions. Twice a year, the Company’s management conducts a meeting with the European Work Council (EWC) to provide employee representatives with important information and a forum for the exchange of ideas and opinions.

Many Asia Pacific countries regulate salary adjustments on an individual basis each year. In Korea and Thailand, employee organizations are involved in various processes.

For information concerning Autoliv’s Employees and restructuring initiatives, see “Labor Cost Improvements” and “Restructuring” under section “Important Trends” on page 31 of the Annual Report, which is incorporated herein by reference.

Financial Information on Geographic Areas

Financial information concerning Autoliv’s geographic areas is included in the section titled “Diversified Customer Base and Superior Global Presence” on pages 14-15 in the annual report as well as in Note 19 of the Notes to Consolidated Financial Statements on page 68 of the Annual Report and is incorporated herein by reference. See also Item 1A “Risk Factors - Our business is exposed to risks inherent in global operations”.

Joint Ventures

An important element of Autoliv’s strategy has been to establish joint ventures to promote its geographical expansion and technological development and to gain assistance in marketing Autoliv’s full product line to local automobile manufacturers. Autoliv is not currently involved in any joint ventures that have been formed for the purpose of developing technology, but it is possible that strategic alliances combining Autoliv’s technologies and expertise with that of others may expand business opportunities in the future.

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

For information on how these joint ventures are accounted for, including name and Autoliv’s percentage of ownership, see Note 7 of the Notes to Consolidated Financial Statements on page 58 of the Annual Report, which is incorporated herein by reference.

Available information

The public may read and copy any materials Autoliv files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. Further information regarding filings with the SEC is included in the sections titled “Readers Guide” and “Financial Information” on page 2 of the Annual Report and is incorporated herein by reference.

Item 1A	Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this Report, what we currently believe to be the most significant factors affecting our operations are described in our Annual Report on pages 40-43 in the annual report and below:

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business

Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and depend on general economic conditions as well as other factors, including consumer spending and preferences and changes in interest rate levels and credit availability, consumer confidence, fuel costs, environmental impact and governmental incentives. In addition, automotive sales and production can be affected by our customers’ labor relations issues, regulatory requirements, trade agreements and other factors. Any significant (adverse) change in any of these factors, including general economic conditions, may result in a reduction in automotive sales and production by our customers, and thus have a material adverse effect on our business, results of operations and financial condition.

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

Change in consumer trends and political decisions affecting vehicle sales could adversely affect our results in the future

During 2007-2009, global production of premium cars and light trucks dropped by 45% from the 2007 level compared to an overall decrease of global LVP of 17%. This “mix shift” had a negative impact on Autoliv’s market as the value of safety systems in premium vehicles is often more than twice as high as in an average vehicle for the markets in North America and Western Europe. In vehicles for the emerging markets the difference is even more significant. For example, the strong LVP growth in China and India has currently created a dilutive effect, since the average safety value per vehicle in these markets of approximately $210 and $70, respectively, are below the global average of nearly $260. Car consumer trends such as this could accelerate in the future, especially as a result of political initiatives aimed at (or having the effect of) directing demand more towards smaller cars. As safety content per vehicle is also an indicator of the Company’s sales development, should the current trends continue, the average value of safety systems per vehicle could decline and negatively affect our sales and margins.

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

Additional information concerning competition is included on page 15 in the annual report in section “Change in Competition” and in the “Management’s Discussion and Analysis” section “Risks and Risk Management” on page 41 of the Annual Report and is incorporated herein by reference.

The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability

Although we have frame contracts with many of our customers, these frame contracts generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant, rather than for the purchase of a specific quantity of products. Furthermore, these frame contracts are often subject to renewal/ re-quotation at the customer’s option at periodical intervals, some times as frequent as on a year-to-year basis. Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or a particular vehicle brand for which we are a significant supplier could reduce our sales and harm our profitability. While we believe this risk is mitigated by the fact that the Company’s sales are split over several hundred contracts covering at least as many vehicle platforms or vehicle models, a significant disruption in the industry, a significant decline in overall demand, or a dramatic change in vehicle preferences, could have a material adverse effect on our sales, as in 2009.

RISKS RELATED TO OUR BUSINESS

Escalating pricing pressures from our customers may adversely affect our business

The automotive industry has been characterized by very tough pricing pressure from customers for many years. This trend is partly attributable to the major automobile manufacturers’ strong purchasing power. As other automotive component manufacturers, we are often expected to quote fixed prices or are forced to accept prices with annual price reduction commitments for long-term sales arrangements. Our future profitability will depend upon, among other things, our ability to continuously reduce our cost per unit and maintaining a cost structure, enabling Autoliv to remain cost-competitive.

Our profitability is also influenced by our success in designing and marketing technological improvements in automotive safety systems. If we are unable to offset continued price reductions through improved operating efficiencies and reduced expenditures, these price reductions may have a material adverse effect on our business, results of operations and financial condition.

Additional information on pricing pressure is included in the “Management’s Discussion and Analysis” section “Risks and Risk Management” on page 40 of the Annual Report and is incorporated herein by reference.

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

Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions, as well as logistical complications due to weather or other natural disasters, mechanical failures, delayed customs processing and more. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer.

When we cease timely deliveries, we have to carry our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up”, such as over-time and premium freight.

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

Changes in the source, cost and availability of raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Strong worldwide demand for certain raw materials has had a significant impact on raw material prices and availability in recent years although the recent global economic crisis has seen a drop in both demand and prices for raw materials. Our business has not generally experienced significant or long-term difficulty in obtaining raw materials but increases in the price of the raw materials and components in our products could materially increase our operating costs, and materially and adversely affect our profit margin, as direct materials amounted to approximately 52% of our net sales in 2009.

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

Adverse developments affecting one or more of our major suppliers could harm our profitability

Certain of our suppliers are financially distressed or may become financially distressed. Any significant disruption in our supplier relationships, including certain relationships with sole-source suppliers, could harm our profitability. Furthermore, our suppliers may not be able to handle the commodity cost volatility and/or sharply changing volumes while still performing as we expect. The unstable condition of some of our suppliers or their failure to perform has, especially in 2007 through 2009, led to higher costs for us, than in previous years, and to an increased risk of delivery delays and production issues. The overall condition of our supply base increases the risk for delivery delays, production issues or delivery of non-conforming products by our suppliers. Further stress on the suppliers could accelerate potential failures. Even where these risks do not materialize, we may incur costs as we try to make contingency plans for such risks.

Additional information on financially distressed suppliers is included in the “Management’s Discussion and Analysis” section “Cost Challenges” on page 31 of the Annual Report and is incorporated herein by reference.

Our business could be materially and adversely affected if we lost any of our largest customers

Autoliv is dependent on a relatively small number of automobile manufacturers with strong purchasing power, as a result of high market concentration, that has developed due to customer consolidation during the last couple of decades. Our five largest customers represented 59% of our combined sales for 2009. Our largest contract accounted for less than 3% of our total fiscal 2009 sales. Although business with any given customer is typically split into several contracts (usually one contract per vehicle model), the loss of all of the business of any of our primary customers could have a material adverse effect on our business, results of operations and financial condition.

Information concerning our major customers is included on page 15 in the annual report in the section headed “Customers” and in Note 19 of the Consolidated Financial Statements on page 68 of the Annual Report, and is incorporated herein by reference.

We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position

We are, from time to time, involved in legal proceedings and commercial or contractual disputes that may be significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with our suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position or that reserves or insurance will mitigate such impact.

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

Work stoppages or other labor issues at our customers’ facilities or at our facilities could adversely affect our operations

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

Though we continuously seek to restructure and align our operations to prevailing market conditions, additional restructuring steps may at any time be necessary, possibly on short notice and at significant cost, even though during 2008 and 2009 we responded to the very drastic and rapid changes then occurring in the industry

The Company continues to evaluate the need to institute restructuring activities to address the changes in the automotive and financial markets and its effects on the demand for our products. Our restructuring initiatives include efforts to adjust our manufacturing capacity, including plant closures, accelerate the move of sourcing to low-cost countries, consolidate our supplier base and standardization of products, and to reduce our overhead costs, including consolidation of tech centers. The successful implementation of our restructuring activities will require us to involve sourcing, logistics, technology and employment arrangements. While the Company continues to evaluate individual components of our restructuring initiatives, the complex nature of the Company’s various restructuring initiatives could cause difficulties or delays in the implementation of any such initiative or it may not be immediately effective, resulting in an adverse material impact on the Company’s performance. In addition, our restructuring activities may be extended to mitigate the effects of further production cuts by our customers.

A prolonged recession could result in the Company having insufficient funds to continue its operations without additional financing activities

Our ability to generate cash from our operations is highly dependent on sales and therefore on light vehicle production and the global economy. If light vehicle production were to remain on low levels for an extended period of time this would result in a significantly negative cash flow. Similarly, if cash losses for customer defaults rise sharply this would also result in a negative cash flow. Such negative cash flow could result in the Company having insufficient funds to continue its operations unless it can procure external financing, which may not be possible.

A prolonged recession and/or a continued downturn in our industry could result in external financing not being available to us or available only on materially different terms than what has historically been available

Traditionally, and throughout the challenging 2009, the Company has had access to the capital markets for financing its operations. Autoliv’s existing credit facilities have no financial covenants (i.e. performance-related clauses), and Autoliv’s long term credit rating from Standard and Poor’s on November 27, 2009 was upgraded from BBB- to BBB after initially being lowered earlier this year.

Our current credit rating could be lowered as a result of us experiencing significant negative cash flows, or a worsening financial outlook. This may further affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when the existing facility expires in 2012. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, for instance where financial markets are not functioning properly or one or more banks in our Revolving Credit Facility syndicate were to default. Thus, for various reasons, external financing may not be available to us if and when necessary, and the Company may as a result have insufficient funds to continue its operations. Information concerning the Company’s financing is included on page 38 in the annual report in the section headed Treasury Activities and in Note 12 to the Consolidated Financial Statements on pages 60-61 in the Annual Report.

Our customers may be unable to pay our invoices

There is a risk that one or more of our major customers will be unable to pay our invoices as they become due, or that a customer will simply refuse to make such payments given its financial difficulties.

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

Governmental restrictions may impact our business adversely

Some of our ownership, influence or other customers receive various forms of governmental aid or support or are subject to governmental influence in other forms. As a result, they may be required to procure components from local suppliers or other restrictions. The nature and form of any such restrictions or protections, whatever their basis, is very difficult to predict as is their potential impact. However, they are likely to be based on political rather than economical or operational considerations, and may severally impact our business.

The Company periodically reviews the carrying value of its goodwill and other intangible assets for possible impairment; if future circumstances indicate that goodwill or other intangible assets are impaired, the Company could be required to write down amounts of goodwill or other intangible assets and record impairment charges

The Company monitors the various factors that impact the valuation of the Company’s goodwill and other intangible assets, including expected future cash flow levels, global economic conditions, market price for the Company’s stock, and trends with our customers. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance and especially the cash-flow performance of these goodwill assets, adverse market conditions, and adverse changes in applicable laws or regulations. It is possible that if there are changes in these circumstances, or the other variables associated with the estimates, judgments and assumptions relating to the assessment of the correct evaluation of goodwill, the Company in assessing the valuation of its goodwill items may determine that it is appropriate to write down a portion of the Company’s goodwill or intangible assets and record related non-cash impairment charges. In the event that the Company determines that it was required to write-down a portion of its goodwill items and other intangible assets, and thereby record related non-cash impairment charges, the financial position and results of operations of the Company would be adversely affected.

We may be forced to make additional funding of our U.S. defined benefit pension plan

Our underfunded U.S. defined benefit pension plan may require additional funding which, in some circumstances, could amount to material amounts.

Information concerning our U.S. defined benefit plan is included in Note 18 of the Consolidated Financial Statements on pages 64 through 67 of the Annual Report, and is incorporated herein by reference.

Fluctuations in interest rates may give rise to arbitrage opportunities, which would affect the trading prices of the Corporate Units, Treasury Units, notes and our common stock

Fluctuations in interest rates may give rise to arbitrage opportunities based upon changes in the relative value of the common stock underlying the purchase contracts and of the other components of the Equity Units. Any such arbitrage could, in turn, affect the trading prices of the Corporate Units, Treasury Units, notes and our common stock. For a description of the Equity Units see “Equity and Equity Units Offering” under Part II, Item 5.

You should not anticipate or expect the payment of cash dividends on our common stock

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

Our level of indebtedness may harm our financial condition and results of operations

Even if we have reduced our net debt by more than 40% between December 31, 2008 and December 31, 2009, we have incurred indebtedness under our credit facilities. As of December 31, 2009, we have utilized approximately $200 million of our credit facilities.

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

Exchange rate risks

In addition, as a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Information concerning currency risks is included on page x in the annual report in the section headed Financial Risks in our Annual Report.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. At present, we hold more than 5,000 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. We utilize, and have access to, the patents of our joint ventures. Our patents expire on various dates during the period

2010 to 2029. We do not expect the expiration of any single patent to have a material adverse effect on our business, results of operations and financial condition. Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Also, any patents now owned by us may not afford protection against competitors that develop similar technology.

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

Although we have no known pending material environmental related issues, we have made and will continue to make capital and other expenditures to comply with environmental requirements. To reduce our exposure to environmental risk, we implemented an environmental plan in 1996 based on our environmental policy. According to the plan, we sought to certify according to ISO 14001, an international standard for environmental management systems, all our plants and units. To date, 84% of our facilities representing 99% of our consolidated sales, have been certified according to ISO 14001. However, we cannot assure you that we have been or will be at all times in complete compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts that we, at each time, may have reserved.

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

However, these regulations are subject to change based on a number of factors that are not within our control, including new scientific or medical data, adverse publicity regarding the safety risks of airbags or seatbelts, for instance to children and small adults, domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products, and more. Changes in government regulations in response to these and other considerations could very severally impact our business.

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

Additional information relating to our environmental management is included in the section “Sustainable Development” on page 25 in the annual report and in the “Management’s Discussion and Analysis” section “Risks and Risk Management” on page 41 of the Annual Report and is incorporated herein by reference.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

Autoliv’s principal executive offices are located in the World Trade Center, Klarabergsviadukten 70, SE-107 24, Stockholm, Sweden. Autoliv’s various businesses operate in a number of production facilities and offices. Autoliv believes that its properties are adequately maintained and suitable for their intended use and that the Company’s production facilities have adequate capacity for the Company’s current and foreseeable needs. All of Autoliv’s production facilities and offices are owned or leased by operating (either subsidiary or joint venture) companies.

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Items Produced at Facility	Owned/ Leased

Argentina
Autoliv Argentina SA	Buenos Aires	Seatbelts and airbags	Owned

Australia
Autoliv Australia Proprietary Ltd	Melbourne	Seatbelts and airbags	Leased

Brazil
Autoliv do Brasil Ltda	Taubaté	Seatbelts, airbags, steering wheels and webbing	Owned

Canada
VOA Canada, Inc	Collingwood	Seatbelt webbing	Owned
Autoliv Canada, Inc	Tilbury	Airbag cushions	Owned
Autoliv Electronics Canada, Inc	Markham, Ontario	Airbag electronics	Leased

China
Autoliv Vehicle Safety Systems Co. Ltd	Shanghai	Airbags and seatbelts	Owned
Autoliv (Changchun) vehicle safety systems Co. Ltd	Changchun	Airbags and seatbelts	Owned
Changchun Hongguang-Autoliv Vehicle Safety System Co. Ltd	Changchun	Seatbelts	Leased
Nanjing Hongguang Autoliv Safety Systems Co. Ltd	Nanjing	Seatbelts	Leased
Taicang Van Oerle Alberton Shenda Special Type Textile Products Co.,Ltd	Shanghai	Seatbelt webbing	Owned
Autoliv Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned
Autoliv Inflator Co., Ltd	Shanghai	Inflators	Owned
Autoliv (China) Steering Wheel Co., Ltd.	Shanghai	Steering wheels	Owned
Autoliv (China) Electronics Co. Ltd	Shanghai	Airbag Control Units and Remote Sensing Units	Owned

Estonia
Norma AS	Tallinn	Seatbelts and belt components	Owned

France
Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags	Owned
EAK Composants pour L’Industrie Automobile	Valentigney	Seatbelts and airbags	Owned
Isodelta SA	Chiré-de-Montreuil	Steering wheels and covers	Owned

Livbag SA	Pont-de-Buis	Airbag inflators	Owned
NCS Pyrotechnie et Technologies SAS	Survilliers	Initiators for airbag inflators	Owned
Autoliv Electronic SAS	Cergy-Pontoise	Airbag electronics	Leased
	Saint-Etienne du Rouvray	Airbag electronics	Leased
Normandy Precision Components	Caudebec-lès-Elbeuf	Seatbelt components	Owned

Germany
Autoliv B.V. & Co. KG	Dachau	Airbags	Leased
	Elmshorn	Seatbelts	Owned
	Braunschweig	Airbags	Owned
	Feldgeding	Seatbelt and airbag	Leased
Spare parts
Autoliv Sicherheitstechnik GmbH	Dobeln	Seatbelts and pretensioners	Owned
Stakupress GmbH	Norderstedt	Seatbelt components	Leased
Autoliv Protektor GmbH	Lubeck	Seatbelts	Leased

Hungary
Autoliv KFT	Sopronkovesd	Seatbelts	Owned

India
Autoliv India Private Ltd	Bangalore	Seatbelts	Leased
	Delhi	Airbags	Leased
	Chennai	Seatbelts	Leased
	Uttraranchal	Seatbelts	Leased

Indonesia
Autoliv Indonesia P.T.	Jakarta	Seatbelts	Leased

Japan
Autoliv Japan Ltd	Tsukuba	Airbags	Owned
	Atsugi	Steering wheels	Owned
	Fujisawa	Seatbelts	Leased
	Hiroshima	Airbags and steering wheels	Owned
Autoliv-Nichiyu Japan Co. Ltd	Taketoyo	Airbag inflators	Owned

Korea
Autoliv Corporation	Seoul	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico SA de CV	Lerma	Seatbelts and airbags	Owned
Autoliv Safety Technologies de Mexico SA de CV	Tijuana	Seatbelts	Leased
Autoliv Steering Wheels Mexico, SA. de RL. de CV.	Querétaro	Airbag cushions	Leased
	Querétaro	Steering wheels	Leased
	Querétaro	Airbags	Leased
Autoliv East Mexico SA de CV	Matamoros	Steering Wheels	Owned

Netherlands
Van Oerle Alberton BV	Boxtel	Seatbelt webbing	Owned

Philippines
Autoliv-Izumi Co	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp z.o.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Seatbelts	Owned
	Dlugoleka	Seatbelt components	Leased

Romania
Autoliv Romania SA	Brasov	Seatbelts	Owned
Van Oerle Alberton BV	Brasov	Seatbelt webbing	Owned
Autoliv Inflator Romania	Brasov	Inflators	Owned
Textiles Romania	Lugoj	Airbag Textiles	Owned
Autoliv Romania Spring Dynamics	Prejmer	Springs for retractors and height adjusters	Leased
Autoliv Electronics Europe	Timisoara	Safety electronics	Leased

Russia
Autoliv OOO	St. Petersburg	Seatbelts	Leased

South Africa
Autoliv Southern Africa Pty Ltd	Johannesburg, Gauteng	Seatbelts, airbags and steering wheels	Owned

Spain
Autoliv-KLE SA	Barcelona	Seatbelts	Owned
Autoliv-BKI SA	Valencia	Airbags	Owned

Sweden
Autoliv Sverige AB	Vårgårda	Airbags, seatbelts and integrated child seats	Owned
Autoflator AB	Vårgårda	Cold inflators	Owned
Autoliv Mekan AB	Hässleholm	Components for car seats	Owned
Autoliv Electronics AB	Motala	Safety electronics	Leased

Taiwan
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts and airbags	Owned

Tunisia
Autoliv Steering Wheels Tunisia	El Fahs and Nadhour	Leather wrapping of steering wheels	Owned
Autoliv Tunisia Zriba	Zriba	Seatbelts	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret AS	Gebze-Kocaeli	Seatbelts and airbags	Owned
Autoliv Spring Dynamics Turkey Ltd	Gebze-Kocaeli	Seatbelt components	Leased
Autoliv Leather Steering Wheel Ltd. Co.	Gebze-Kocaeli	Leather wrapping of steering wheels	Leased
Autoliv Metal Pres San. ve Tic.A.S	Gebze-Kocaeli	Seatbelt components	Leased

United Kingdom
Autoliv Spring Dynamics Ltd	Milton Keynes	Springs for belt retractors and height adjusters	Leased
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City, Utah	Inflators	Owned
	Columbia City, Indiana	Steering wheels	Owned
	Goleta, California	Night Vision	Leased
	Ogden, Utah	Airbag modules	Owned
	Promontory, Utah	Gas generators	Owned
	Tremonton, Utah	Initiators for airbag inflators	Owned
	Lowell, MA	Radar sensors	Leased

TECHNICAL CENTERS AND CRASH TEST LABORATORIES

Location	Function

Australia
Autoliv Australia, Melbourne	Full-scale test laboratory

China
Autoliv China, Shanghai	Technical center for airbags and seatbelts with full-scale test laboratory

France
Autoliv France, Gournay-en-Bray	Technical center for airbags and seatbelts with full-scale test laboratory
Autoliv Electronics France, Cergy-Pontoise	Technical center for electronics
Autoliv Inflators, Pont-de-Buis	Technical center for inflator and pyrotechnic development

Germany
Autoliv Germany, Dachau	Technical center for airbags with full-scale test laboratory
Autoliv Germany, Elmshorn	Technical center for seatbelts with full-scale test laboratory

India
Autoliv India, Bangalore	Technical center for airbags and seatbelts with sled testing

Japan
Autoliv Japan, Tsukuba	Technical center for airbags with sled test laboratory
Autoliv NSK, Kanagawa	Technical center for seatbelts with full-scale test laboratory

Korea
Autoliv Corporation, Seoul	Technical center with sled test laboratory

Romania
Autoliv Romania, Brasov	Technical center for seatbelts with sled test laboratory

Spain
Autoliv Spain, Barcelona	Full-scale test laboratory

Sweden
Autoliv Research, Vårgårda	Research center
Autoliv Safety Center, Vårgårda	Technical center for airbags with full-scale test laboratory
Autoliv Electronics Sweden, Motala/Linköping	Technical center for electronics and active safety

Turkey
Autoliv Gebze Engineering Center	Test laboratory

USA
Autoliv North America, Auburn Hills, Michigan	Technical center for airbags, steering wheels, seatbelts with full-scale test laboratory
Autoliv North America, Ogden, Utah	Technical center for airbags, inflators and pyrotechnics
Autoliv Electronics America, Southfield, Michigan	Technical center for electronics and active safety

Additional information relating to the Company’s properties is included in the section titled “Locations and Capabilities” on page 74 of the Annual Report and is incorporated herein by reference.

Item 3.	Legal Proceedings

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters.

Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, it is the opinion of management that the various lawsuits to which the Company currently is a party will not have a material adverse impact on the consolidated financial position of Autoliv. However, the Company may experience material litigation, product liability or other losses in the future.

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

Litigation in France (Autoliv Holding Limited)

In 1997, Autoliv AB (a wholly-owned subsidiary of Autoliv, Inc.) acquired Marling Industries plc (“Marling”). At that time, Marling was involved in a litigation relating to the sale in 1992 of a French subsidiary. In the litigation, the plaintiff has sought damages of €40 million (approximately $57 million) from Marling, claiming that Marling and another entity then part of the Marling group, had failed to disclose certain facts in connection with the 1992 sale and that such failure was the proximate cause of losses in the amount of the damages sought. In May 2006, a French court ruled that Marling (now named Autoliv Holding Limited) and the other entity had failed to disclose certain facts in connection with the 1992 sale and appointed an expert to assess the losses suffered by the plaintiff. Autoliv has appealed the May 2006 court decision and believes it has meritorious grounds for such appeal. While the appeal is pending, the financial expert appointed by the lower court has delivered his report. The report does not address the issue of the proximate cause of the losses, but assessed the losses to a maximum of €10 million (approx. $14 million). In our opinion it is not possible to give any meaningful estimate of any financial impact that may arise from the claim but it is possible (while we do not believe it is probable) that the final outcome of this litigation will result in a loss that will have to be recorded by Autoliv, Inc.

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

No matters were submitted to a vote of security holders of Autoliv during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market for Autoliv’s common stock including the relevant trading market, and approximate number of shareholders is included in the section titled “Share Performance and Shareholder Information” on pages 28 to 29 of the Annual Report and is incorporated herein by reference.

Share price and dividends

Information on the Company’s quarterly share prices and dividends declared and paid for the two most recent years, 2009 and 2008, is included in the “Share Price and Dividends” table on page 29 of the Annual Report and is incorporated herein by reference.

Equity and Equity Units Offering

On March 30, 2009, the Company sold, in an underwritten registered public offering, approximately 14.7 million common shares from treasury stock and 6.6 million equity units (the “Equity Units”) for an aggregate stated amount and public offering price of $235 million and $165 million, respectively.

“Equity Units” is a term that describes a security that is either a Corporate Unit or a Treasury Unit, depending upon what type of note (either a Note or a Treasury Security, as described below) is used by the holder to secure the forward purchase contract. The Equity Units initially consisted of a Corporate Unit which is (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $25, on the purchase contract settlement date of April 30, 2012, subject to early settlement in accordance with the terms of the Purchase Contract and Pledge Agreement, a certain number (at the “Settlement Rate”) of shares of Common Stock; and (ii) a 1/40, or 2.5%, undivided beneficial ownership interest in a $1,000 principal amount of the Company’s 8% senior notes due 2014 (the “Notes”).

The Corporate Units permit a holder, under certain circumstances, to convert a Corporate Unit into a Treasury Unit by substituting a Treasury Security for a Note, and vice versa. A Treasury Unit consists of a purchase contract and a 1/40, or 2.5% undivided beneficial ownership interest in a zero-coupon U.S. Treasury security with a principal amount at maturity of $1,000 that matures on April 30, 2012 (the “Treasury Security”).

The Settlement Rate will be calculated as follows:

•

If the applicable market value (defined as the closing prices per share of the Company’s common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding the settlement day) of the Common Stock is equal to or greater than $19.20 (the “threshold appreciation price”), then the Settlement Rate will be 1.3021 shares of Common Stock;

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

The Notes will be remarketed between January 12, 2012 and March 31, 2012 whereby the interest rate on the Senior Notes will be reset and certain other terms of the Senior Notes may be modified in order to generate sufficient remarketing proceeds to satisfy the Equity Unit holders’ obligations under the purchase contract. If the Senior Notes are not successfully remarketed, then a put right of holders of the notes will be automatically exercised unless such holders (a) notify the Company of their intent to settle their obligations under the purchase contracts in cash, and (b) deliver $25 in cash per purchase contract, by the applicable dates specified by the purchase contracts. Following such exercise and settlement, the Equity Unit holders’ obligations to purchase shares of Common Stock under the purchase contracts will be satisfied in full, and the Company will deliver the shares of Common Stock to such holders.

The Company has allocated proceeds received upon issuance of the equity units based on relative fair values at the time of issuance. The fair value of the purchase contract at issuance was $3.75 and the fair value of the note was $21.25. The discount on the notes will be amortized using the interest method. Accordingly, the difference between the stated rate (i.e. cash payments of interest) and the effective interest rate will be credited to the value of the notes. Thus, at the end of the three years, the notes will be stated on the balance sheet at their face amount. The Company has allocated 1% of the 6% of underwriting commissions paid to the debt as deferred charges based on commissions paid for similar debt issuances, but including factors for current market conditions and the Company’s current credit rating. The deferred charges will be amortized over the life of the note (until remarketing day) using the interest method. The remaining underwriting commissions (5%) were allocated to the equity forward and recorded as a reduction to paid-in capital (see equity statement).

Stock repurchase program

During the fourth quarter of 2009, Autoliv made no repurchases. Since the repurchasing program was adopted in 2000, Autoliv has repurchased 34.3 million shares at an average cost of US $42.93 per share.

Under the existing authorizations, another 3.2 million shares may be repurchased. We have suspended our share repurchases since we believe it is prudent to preserve cash in order to maintain a strong cash position in the current uncertain business environment.

Additional information concerning the repurchase of Autoliv stock is included on pages 26-27 in the annual report in section “Value-Creating Cash Flow” of the Annual Report, and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the Amended and Restated 1997 Stock Incentive Plan

The following table provides information as of December 31, 2009, about the common stock that may be issued under the Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights(2)	(b) Weighted- average exercise price of outstanding options, warrants and rights(3)	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	1,938,277	$35.41	5,045,527	(4)
Equity compensation plans not approved by security holders	—	—	—

Total	1,938,277	$35.41	5,045,527

(1)	Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended and restated on May 6, 2009.
(2)	Includes 351,659 shares of common stock issuable upon the vesting and conversion of RSUs.
(3)	Excludes RSUs, which convert to shares of common stock for no consideration.
(4)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 6.	Selected Financial Data

Selected financial data for the five years ended December 31, 2009 is included on page 75 of the Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2009 is included on pages 34 through 37 of the Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Quantitative and Qualitative Disclosures about market risk are included in the Management’s Discussion and Analysis section “Risks and Risk Management” on pages 40-41 of the Annual Report and are incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2009 and 2008 and the Consolidated Statements of Income and Cash Flows and Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2009, the Notes to the Consolidated Financial Statements, and the Report of the Independent Registered Public Accounting Firm are included on pages 46 through 69 of the Annual Report and are incorporated herein by reference.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out by the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b) Management’s Report on Internal Control Over Financial Reporting

The Management Report on Internal Control over Financial Reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) is included on page 45 of the Annual Report in the section Management’s Reports immediately preceding the audited financial statements and is incorporated herein by reference.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by our independent registered public accounting firm, as stated in their report that is included on page 69 of the Annual Report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

All events required to be disclosed on form 8-K during the fourth quarter have been reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors:

Information concerning the directors and nominees for re-election of directors of Autoliv is included in Item 1 of the 2010 Proxy Statement under the captions “Nominees for Directors at the 2010 Annual Meeting,” “Directors Continuing in Office with Terms Expiring at the 2011 Annual Meeting” and “Directors Continuing in Office with Terms Expiring at the 2012 Annual Meeting” and is incorporated herein by reference.

Executive Officers of the Registrant:

Corporate Executive Management

Jan Carlson, age 49, was appointed a director of Autoliv on May 2, 2007 after becoming President and Chief Executive Officer of Autoliv on April 1, 2007. Mr. Carlson joined Autoliv in 1999 as President of Autoliv Electronics and held that position until April 2005, when he became Vice President for Engineering of Autoliv and a member of the Company’s Executive Committee. Prior to joining Autoliv, Mr. Carlson was President of Saab Combitech, a division within the Saab aircraft group specializing in commercializing military technologies. Mr. Carlson has a Master of Science degree in Physical Engineering from the University of Linköping, Sweden.

Steven Fredin, age 48, Vice President Engineering, appointed September 1, 2006. Mr. Fredin has worked for Autoliv since 1988 and has been a key technical leader in virtually all of Autoliv’s product areas. Prior to assuming his current position, he was Director Global System Development of the Company and Vice President of Seatbelt Development for Autoliv North America. Mr. Fredin holds a Bachelor of Science degree in Mechanical Engineering from the Michigan Technological University.

Halvar Jonzon, age 59, Vice President Purchasing, appointed January 1, 2002. Prior to joining Autoliv, Mr. Jonzon held various positions since 1974 in Electrolux, the Swedish white goods company, including General Manager of Electrolux International (1983-86), Senior Vice President, Purchasing for the White Goods Division (1986-91), Senior Vice President and General Manager for Nordic Markets (1991-96) and for the

European Logistics Division (1996-99), as well as Senior Vice President and Chief of Staff of Electrolux Home Products Europe S. A. in Brussels (1999-02). He holds an MBA from Stockholm School of Economics and an Executive Education Diploma from Columbia Business School in New York City.

Svante Mogefors, age 55, Vice President Quality, appointed April 1, 2005, after having been Director Corporate Quality of Autoliv AB since 2003. On March 7, 2009 Mr. Mogefors was also appointed Vice President Manufacturing. Mr. Mogefors initially joined Autoliv in 1985 and has experience in several functions and positions within Autoliv, including the areas of product development, process implementations and quality control. Between 1990 and 1996, Mr. Mogefors was for a period President of Lesjöfors Herrljunga AB and for another period President of Moelven E-Modul AB. Mr. Mogefors holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

Mats Ödman, age 59, Vice President Corporate Communications, appointed May 1, 1997, after having been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Ödman had the same position in Fermenta AB and Gambro AB. Prior to that Mr. Ödman was Investor Relations Manager in New York for Pharmacia AB.

Jan Olsson, age 55, Vice President Research, appointed April 1, 2005. Mr. Olsson was Vice President Engineering from 1997 to 2005, President of Autoliv Sverige AB from 1994 to 1997 and Manager of Engineering of Autoliv Sverige from 1989 until August 1994. Mr. Olsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

Hans-Göran Patring, age 60, Vice President Human Resources, appointed on April 26, 2001. Prior to assuming his current position on January 1, 2002, he was Deputy Vice President, Human Resources from September 3, 2001, and from 1999 Group Vice President of Human Resources of the Global Automation Division at ABB in Zurich, Switzerland. Previously, he was Vice President of Human Resources for ABB’s Global Robotics Business based in the United Kingdom for three years.1

Lars Sjöbring, age 42, Vice President Legal Affairs, General Counsel and Secretary, appointed September 3, 2007. Prior to joining Autoliv, Mr. Sjöbring held various positions with Telia AB; Skadden Arps, Slate, Meagher and Flom LLP; and Nokia Corp (most recently as Director Legal, M&A). Mr. Sjöbring holds Master of Law degrees from the University of Lund, Sweden; Amsterdam School of International Relations (ASIR), the Netherlands; and Fordham University School of Law, New York City, New York. Mr. Sjöbring is admitted to practice in the State of New York.

Mats Wallin, age 45, Vice President and Chief Financial Officer, appointed July 9, 2009 after having been Corporate Controller of Autoliv, Inc., and succeeding Ms. Marika Fredriksson who left the Company on July 31, 2009. Mr. Wallin was also acting CFO of the Company for four months during 2008. Mr. Wallin joined Autoliv in 2002, and oversaw the initial implementation of compliance procedures relating to the Sarbanes-Oxley Act (SOX). Between 1985 and 2002 Mr. Wallin held various positions in ABB, a global leader in power and automation technologies. He holds a Bachelor of Science in Business Administration and Economics from the Uppsala University, Sweden.

[1]

As was announced by the Company on January 26, 2009, Hans-Göran Patring, Vice President Human Resources, will retire in the first half of 2010. It is anticipated that his successor, Mats Adamson, will assume his new position in the second quarter of this year.

Regional Executive Management

In addition to our executive officers, some operational matters are coordinated among members of the corporate executive management and our regional presidents: Gunter Brenner (Europe); Gunnar Dahlen (Asia) and Michael Ward (Americas). Set forth below is information regarding these regional heads:

Gunter Brenner, age 46, President of Autoliv Europe Region, started with Autoliv in his current position in January 2009. Before joining Autoliv, Mr. Brenner pursued a successful career within TRW, a competitor of the Company, starting in 1990 as a Manufacturing Engineer for Seatbelts and Airbags in Alfdorf, Germany. In 1997, he was promoted Head Engineer of European Seatbelt Manufacturing and, in 1998, General Manager for TRW’s Seatbelt plant in Bergheim, Austria. In 2002 he was promoted to Vice President Operations and Lead Executive with responsibility for TRW’s pan-European Occupant Safety Business. Before he was leaving TRW, he was Vice President & General Manager, Global Occupant Safety Systems of TRW, overseeing a global turnover of $4.7 billion with 27,000 employees in 15 countries. Mr. Brenner holds a Bachelor’s Degree in Industrial Engineering.

Gunnar Dahlen, age 63, President of Autoliv Asia Region, was appointed to his current position in 2008. He was previously President of Autoliv Asia Pacific Region since 1996. He joined Autoliv in 1989 as Managing Director of Autoliv Australia/New Zealand & South East Asia. Prior to joining Autoliv, Mr. Dahlen held positions with Nobel Plast - Sweden (1985-1989) as General Manager; Volvo Car - Sweden Engine Plant (1978-1985) as Manufacturing Manager; PRV - France (1975-1978) as Technical Manager; Volvo Car - Sweden Engine Plant (1971-1975) as Production Engineering Manager. Mr. Dahlen is a graduate of Chalmers University of Technology with a Master of Science degree in Mechanical Engineering.

Michael Ward, age 53, President of Autoliv Americas region, was appointed to his current position January 1, 2009. He was previously appointed President of Autoliv North America Region in 2004. He joined Autoliv in 1985 as a Design Engineer. Since joining Autoliv he has held a variety of progressively more responsible positions, including Project Manager (1986), Advanced Development Manager (1988), Program Manager (1990), Plant Manager (1995), Vice President of Engineering (1997), Vice President of Manufacturing (1998). Prior to joining Autoliv he had assignments with Chrysler Corporation in development engineering and Schlumberger as a field engineer. He holds bachelor and master degrees in Mechanical Engineering from Michigan State University and Louisiana State University, respectively.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

The information required by Item 10 regarding directors and officers is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and is incorporated herein by reference.

Corporate Governance

The information required by Item 10 regarding the Company’s Code of Ethics is included under the caption “Corporate Governance Guidelines and Codes of Conduct and Ethics” in the 2010 Proxy Statement, and is incorporated herein by reference. The information required by the same item regarding Audit Committee and Audit Committee financial experts is included in the sections “Committees of the Board” and “Audit Committee Report ” in the 2010 Proxy Statement and is incorporated herein by reference.

A matrix summarizing Board Meeting Attendance is published on page 71 in the Annual Report and incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 regarding executive compensation for the year ended December 31, 2009 is included under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the 2010 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Compensation Committee is included in the sections “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding beneficial ownership of Autoliv’s common stock is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Shares Previously Authorized for Issuance Under the Plan” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In 2009, no transactions took place that the Company deemed to require disclosure under Item 13. Further information regarding the Company’s policy and procedures concerning to related party transactions is included under caption “Related Person Transactions” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9 (e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of services provided to Autoliv is included under the caption “Ratification of Appointment of Independent Auditors” in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements

The following consolidated financial statements are included on pages 46 through 68 of the Annual Report and Selected Financial Data is included on page 75 of the Annual Report and are incorporated herein by reference:

(i) Consolidated Statements of Income - Years ended December 31, 2009, 2008 and 2007 (page 46 in the annual report); (ii) Consolidated Balance Sheets - as of December 31, 2009 and 2008 (page 47 in the annual report); (iii) Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007 (page 48 in the annual report); (iv) Consolidated Statements of Shareholders’ Equity – as of December 31, 2009, 2008 and 2007 (page 49 in the annual report); (v) Notes to Consolidated Financial Statements (pages 50-68 in the annual report); (vi) Report of Independent Registered Public Accounting Firm (page 69 in the annual report).

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

(4) Index to Exhibits

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of March 1, 2008, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated by reference to Exhibit 4.12 to Autoliv’s Registration Statement on Form S-3 (File No. 333-158139, filing date March 23, 2009).

10.1	Facilities Agreement, dated November 13, 2000, among Autoliv, Inc. and the lenders named therein, as amended by amendment dated November 5, 2001, as further amended by amendment dated December 12, 2001, and as further amended by amendment dated June 6, 2002, is incorporated herein by reference to Exhibit 10.1 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.2	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv’s Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997).

10.3	Amendment No. 1 to Autoliv, Inc. Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.3 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.4	Form of Employment Agreement between Autoliv, Inc. and its executive officers, is incorporated herein by reference to Exhibit 10.4 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.5	Form of Supplementary Agreement to the Employment Agreement between Autoliv and certain of its executive officers, is incorporated herein by reference to Exhibit 10.5 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.6	Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Mr. Lars Westerberg, is incorporated herein by reference to Exhibit 10.6 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.7	Form of Severance Agreement between Autoliv and its executive officers, is incorporated herein by reference to Exhibit 10.7 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.8	Pension Agreement, dated November 26, 1999, between Autoliv AB and Mr. Lars Westerberg, is incorporated herein by reference to Exhibit 10.8 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.9	Form of Amendment to Employment Agreement – notice, is incorporated herein by reference to Exhibit 10.9 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.10	Form of Amendment to Employment Agreement – pension, is incorporated herein by reference to Exhibit 10.10 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.11	Form of Agreement – additional pension, is incorporated herein by reference to Exhibit 10.11 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.12	Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.12 on Form 10-K (File No. 001-12933, filing date March 11, 2004).

10.13	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson, is incorporated herein by reference to Exhibit 10.13 on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.14	Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Mr. Jan Carlson, is incorporated herein by reference to Exhibit 10.14 on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.15	Settlement Agreement, dated August 26, 2008, between Autoliv France, SNC and Autoliv, Inc. and Mr. Benoît Marsaud, is incorporated herein by reference to Exhibit 10.15 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.16	Terms and conditions for Autoliv, Inc.’s issue of SEK 150 million Floating Rate Bonds due 2010, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.16 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.17	Terms and conditions for Autoliv, Inc.’s issue of SEK 300 million Floating Rate Bonds due 2011, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.17 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.18	Facility Agreement, dated October 16, 2008, between Autoliv, Inc. and Skandinaviska Enskilda Banken for SEK 1 billion facility, is incorporated herein by reference to Exhibit 10.18 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.19	Amended and Restated Autoliv, Inc. 1997 Stock Incentive Plan, filed as Appendix A of the Definitive Proxy Statement of the Company on Schedule 14A filed on March 23, 2009 and is incorporated herein by reference.

10.20*	Financing commitment agreement, dated December 18, 2009, between Autoliv AB and the European Investment Bank (EIB) giving Autoliv access to a loan of €225 million, is incorporated herein by reference.

11	Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

13*	Autoliv’s Annual Report to Shareholders for the fiscal year ended December 31, 2009.

14	Autoliv’s Code of Ethics (available at www.autoliv.com).

21*	Autoliv’s List of Subsidiaries.

22	No matters were submitted to Autoliv’s stockholders during the fourth quarter of 2009.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.h	Facilities Agreement of $1,100,000,000, dated November 7, 2005, among Autoliv Inc. and the lenders named therein, is incorporated herein by reference to Exhibit 99.h on Form 8-K (File No. 001-12933, filing date November 14, 2005).

99.i	Form of Indemnification Agreement between Autoliv, Inc. and its Directors and certain of its executive officers is incorporated herein by reference to Exhibit 99.i on Form 10-K (File No. 001-12933, filing date February 23, 2009).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 19, 2010.

AUTOLIV, INC.
(Registrant)

By	/S/ MATS WALLIN
Mats Wallin
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 19, 2010.

Title	Name

Chairman of the Board of Directors	/S/ LARS WESTERBERG
Lars Westerberg

Chief Executive Officer and Director
(Principal Executive Officer)	/S/ JAN CARLSON
Jan Carlson

Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting	/S/ MATS WALLIN
Officer)	Mats Wallin

Director	/S/ S. JAY STEWART
S. Jay Stewart

Director	/S/ ROBERT W. ALSPAUGH
Robert W. Alspaugh

Director	/S/ SUNE CARLSSON
Sune Carlsson

Director	/S/ WALTER KUNERTH
Walter Kunerth

Director	/S/ GEORGE A. LORCH
George A. Lorch

Director	/S/ LARS NYBERG
Lars Nyberg

Director	/S/ JAMES M. RINGLER
James M. Ringler

Director	/S/ KAZUHIKO SAKAMOTO
Kazuhiko Sakamoto

Director	/S/ WOLFGANG ZIEBART
Wolfgang Ziebart