Form 10-Q
period 2010-03-31
AUTOLIV INC
filed 2010-04-28
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 22, 2010, there were 85,349,845 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are those that address activities, events or developments that Autoliv, Inc. (“Autoliv”, the “Company” or “we”) or its management believes or anticipates may occur in the future, including statements relating to industry trends, business opportunities, sales contracts, sales backlog and on-going commercial arrangements and discussions, as well as any statements about future operating performance or financial results.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements are so identified.

All such forward-looking statements, including without limitation, management’s examination of historical operating trends and data, are based upon our current expectations, various assumptions, data available from third parties and apply only as of the date of this report. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as these assumptions are inherently subject to risks and uncertainties and contingencies which are difficult or impossible to predict and are beyond our control.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our restructuring and cost reduction initiatives discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer and customer preferences for end products, customer losses, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, fluctuation of foreign currencies, fluctuation in vehicle production schedules for which the Company is a supplier, market acceptance of our new products, costs or difficulties related to the integration of any new or acquired businesses and technologies, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments or joint venture arrangements, pricing negotiations with customers, increased costs, supply issues, product liability, warranty and recall claims and other litigation, possible adverse results of pending or future litigation or infringement claims, tax assessments by governmental authorities, legislative or regulatory changes, political conditions, dependence on customers and suppliers, as well the risks identified in Item 1A “Risk Factors” in this report and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. Except for the Company’s ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in millions, except per share data)

	First three months January-March
	2010	2009
Net sales
- Airbag products	$1,146.0	$586.5
- Seatbelt products	574.8	340.2

Total net sales	1,720.8	926.7

Cost of sales	(1,337.3)	(846.4)

Gross profit	383.5	80.3

Selling, general & administrative expenses	(81.1)	(72.0)
Research, development & engineering expenses	(91.6)	(75.2)
Amortization of intangibles	(4.3)	(5.8)
Other income (expense), net	(11.1)	(16.0)

Operating income (loss)	195.4	(88.7)

Equity in earnings of affiliates	(1.2)	0.9
Interest income	0.8	2.9
Interest expense	(14.5)	(18.4)
Other financial items, net	(1.3)	(0.2)

Income (loss) before income taxes	179.2	(103.5)

Income tax (expense) benefit	(51.0)	39.4

Net income (loss)	$128.2	$(64.1)

Less net income (loss) attributable to non-controlling interests	1.7	(0.7)

Net income (loss) attributable to controlling interest	$126.5	$(63.4)

Net earnings (loss) per share – basic	$1.48	$(0.90)
Net earnings (loss) per share – diluted 1)	$1.39	$(0.90)

Weighted average number of shares outstanding, net of treasury shares (in millions)	85.2	70.5
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	90.8	70.5

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	85.3	85.1

Cash dividend per share – declared	$—	$—
Cash dividend per share – paid	$—	$0.21

1)	No dilution for the first three months January-March 2009 due to net loss position.

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Cash & cash equivalents	$302.3	$472.7
Receivables	1,315.4	1,053.1
Inventories	510.0	489.0
Other current assets	161.3	164.8

Total current assets	2,289.0	2,179.6

Property, plant & equipment, net	1,012.2	1,041.8
Investments and other non-current assets	228.9	235.5
Goodwill	1,610.1	1,614.4
Intangible assets, net	122.2	114.3

Total assets	$5,262.4	$5,185.6

Liabilities and equity
Short-term debt	$134.5	$318.6
Accounts payable	873.0	771.7
Accrued expenses	502.2	440.4
Other current liabilities	188.8	162.8

Total current liabilities	1,698.5	1,693.5

Long-term debt	792.5	820.7
Pension liability	113.5	109.2
Other non-current liabilities	124.4	126.2

Total non-current liabilities	1,030.4	1,056.1

Total parent shareholders’ equity	2,494.0	2,388.2
Non-controlling interests	39.5	47.8

Total equity	2,533.5	2,436.0

Total liabilities and equity	$5,262.4	$5,185.6

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	First three months January-March
	2010	2009
Operating activities
Net income (loss)	$128.2	$(64.1)
Depreciation and amortization	73.4	71.0
Other	24.3	10.8
Changes in operating assets and liabilities	(77.0)	(26.5)

Net cash provided by (used in) operating activities	148.9	(8.8)

Investing activities
Capital expenditures	(38.1)	(35.4)
Proceeds from sale of property, plant and equipment	2.0	1.7
Acquisitions of businesses, investments in affiliated companies and other, net	(59.6)	1.9

Net cash used in investing activities	(95.7)	(31.8)

Financing activities
Net (decrease) increase in short-term debt	(182.0)	(90.9)
Issuance of long-term debt	—	440.0
Repayments and other changes in long-term debt	(29.2)	(79.1)
Dividends paid	—	(14.8)
Common stock issue, net	—	238.6
Common stock options exercised	3.5	0.1
Other, net	(13.3)	(4.8)

Net cash (used in) provided by financing activities	(221.0)	489.1

Effect of exchange rate changes on cash	(2.6)	(1.7)

(Decrease) increase in cash and cash equivalents	(170.4)	446.8

Cash and cash equivalents at period-start	472.7	488.6

Cash and cash equivalents at period-end	$302.3	$935.4

See “Notes to unaudited condensed consolidated financial statements.”

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED)

(Dollars in millions)

	Number of shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Parent Shareholders’ Equity	Non-controlling interest	Total Equity
Balance at December 31, 2009	102.8	$102.8	$1,559.0	$1,412.8	$74.3	$(760.7)	$2,388.2	$47.8	$2,436.0
Total Comprehensive Income:
Net income				126.5			126.5	1.7	128.2
Net change in cash flow hedges					0.2		0.2		0.2
Foreign currency translation					(25.7)		(25.7)	(2.2)	(27.9)

Pension liability					0.1		0.1		0.1

Total Comprehensive Income							101.1	(0.5)	100.6
Common Stock incentives						3.8	3.8		3.8
Purchase of subsidiaries shares from non-controlling interests			0.9				0.9	(7.8)	(6.9)
Balance at March 31, 2010	102.8	$102.8	$1,559.9	$1,539.3	$48.9	$(756.9)	$2,494.0	$39.5	$2,533.5

During the first three months of 2010 approximately 0.2 million shares from the treasury stock have been utilized by the Stock Incentive Plan.

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March  31, 2010

1.1 Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. Certain prior-year amounts have been reclassified to conform to current year presentation.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 19, 2010.

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

1.2 New Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2010:

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No.167, Amendments to FASB Interpretation No.46(R), primarily codified into Accounting Standards Codification (ASC) Topic 810, Consolidation. This guidance requires that the assessment of whether an entity has a controlling financial interest in a variable interest entity (VIE) must be performed on an ongoing basis. This guidance also requires that the assessment to determine if an entity has a controlling financial interest in a VIE must be qualitative in nature, and eliminates the quantitative assessment required in FIN 46(R). This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010. The adoption of this guidance had no effect on the Company’s consolidated financial statements during the first quarter of 2010.

1.3 Business Acquisitions

As of March 31, 2010, Autoliv acquired Delphi’s occupant protection systems operations in Korea and China. The preliminary assets and liabilities assumed from these businesses were included in the Company’s consolidated financial statements as of March 31, 2010. The results from the operations will be included in the consolidated financial statements from April 1, 2010.

1.4 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The use of such derivatives is in accordance with the strategies contained in the Company’s overall financial policy. No derivatives have a maturity beyond 2019. Certain derivatives are designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria in FASB ASC 815, Derivatives and Hedging. However, in certain cases hedge accounting is not applied either because non hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2010

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Operations along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the Consolidated Statement of Operations when the hedge transaction effect net earnings. There were no material reclassifications from OCI to the Consolidated Statement of Operations in first quarter of 2010 and, likewise, no material reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial.

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

Under existing GAAP, there is a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by the hierarchy are as follows:

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

The following table summarizes the valuation of the Company’s derivatives by the above noted pricing observability levels:

		Fair Value Measurements at March 31, 2010
		Using
Description	Total carrying amount in Consolidated Balance Sheet March 31, 2010	Level 1	Level 2	Level 3
Assets
Derivatives	$13.1	—	$13.1	—
Total Assets	$13.1	—	$13.1	—

Liabilities
Derivatives	$7.7	—	$7.7	—
Total Liabilities	$7.7	—	$7.7	—

		Fair Value Measurements at December 31, 2009
		Using
Description	Total carrying amount in Consolidated Balance Sheet Dec. 31, 2009	Level 1	Level 2	Level 3
Assets
Derivatives	$17.3	—	$17.3	—
Total Assets	$17.3	—	$17.3	—

Liabilities
Derivatives	$13.1	—	$13.1	—
Total Liabilities	$13.1	—	$13.1	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2010

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2009 and 2010.

		Fair Value Measurements at March 31, 2010
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$50.5	$0.9	$3.8	Other current assets/ current liabilities

Interest rate swaps, less than 10 years (fair value hedge)	60.0	7.1	—	Other non current asset
Total derivatives designated as hedging instruments	$110.5	$8.0	$3.8

Derivatives not designated as hedging instruments

Cross currency interest rate swaps, less than 1 year	$20.3	$0.5	$—	Other current assets

Cross currency interest rate swaps, less than 2 years	40.3	1.1	—	Other non-current assets

Foreign exchange swaps, less than 6 months	877.2	3.5	3.9	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$937.8	$5.1	$3.9

Total derivatives	$1,048.3	$13.1	$7.7

		Fair Value Measurements at December 31, 2009
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$52.5	$2.3	$4.5	Other current assets/ current liabilities

Interest rate swaps, less than 10 years (fair value hedge)	60.0	6.5	—	Other non-current asset
Total derivatives designated as hedging instruments	$112.5	$8.8	$4.5

Derivatives not designated as hedging instruments

Cross currency interest rate swaps, less than 1 year	$20.3	$0.5	$—	Other current assets

Cross currency interest rate swaps, less than 2 years	40.3	1.1	—	Other non-current assets

Foreign exchange swaps, less than 6 months	1,379.3	6.9	8.6	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$1,439.9	$8.5	$8.6

Total derivatives	$1,552.4	$17.3	$13.1

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2010

		Amount gain (loss) recognized in Consolidated Statement of Operations Jan-March 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 years (cash flow hedge)	$50.5	$(1.0)	$—	$—	$0.3	$—
Interest rate swaps, less than 10 years (fair value hedge)	60.0	—	0.6	—	—	—
Total derivatives designated as hedging instruments	$110.5

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $(0.6) million has increased interest expense for the first three months 2010 and thus fully off-sets the $0.6 million fair value change related to the hedging instrument disclosed in the table above.

		Amount gain (loss) recognized in Consolidated Statement of Operations Jan-March 2009
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$30.7	—	—	—	—	$(0.1)
Cross currency interest rate swaps, less than 2 years (cash flow hedge)	49.4	—	—			0.0
Interest rate swaps, less than 11 years (fair value hedge)	60.0	—	(3.0)	—	—	—
Total derivatives designated as hedging instruments	$140.1

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $3.0 million has decreased interest expense for the first three months 2009 and thus fully off-sets the $(3.0) million fair value change related to the hedging instrument disclosed in the table above.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2010

		Amount gain (loss) recognized in Consolidated Statement of Operations Jan-March 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$(0.0)	$—	$0.0
Cross currency interest rate swaps, less than 2 years	40.3	(0.0)	—	0.0
Foreign exchange swaps, less than 6 months	877.2	1.8	(0.4)	—
Total Derivatives not designated as hedging instruments	$937.8

		Amount gain (loss) recognized in Consolidated Statement of Operations Jan-March 2009
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 3 years	$60.6	$(1.6)	$—	$0.1
Foreign exchange swaps, less than 6 months	1,540.3	(26.7)	(0.2)	—
Total Derivatives not designated as hedging instruments	$1,600.9

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

Fair Value of Debt

Long-term debt	March 31, 2010 Carrying value1)	March 31, 2010 Fair value	Dec. 31, 2009 Carrying value1)	Dec. 31, 2009 Fair value
Commercial paper	$88.5	$88.5	$117.6	$117.6
U.S. Private placement	407.1	433.4	406.5	413.0
Medium-term notes	124.7	131.9	124.8	131.8
Notes2)	148.6	184.5	146.4	181.5
Other long-term debt	23.6	23.6	25.4	25.5
Total	$792.5	$861.9	$820.7	$869.4

Short-term debt
Overdrafts and other short-term debt	$81.4	$81.4	$54.1	$54.1

Short-term portion of
long-term debt	53.1	53.1	264.5	264.5
Total	$134.5	$134.5	$318.6	$318.6

1)	Debt as reported in balance sheet.
2)	Issued as part of the equity units offering (for further information, see Note 1.11).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2010

Assets and liabilities measured at fair value on a non-recurring basis

The Company did not take any significant impairment charges on long-lived assets and no other significant events requiring non-financial assets and liabilities to be measured at fair value occurred during the first quarter 2010.

1.5 Income Taxes

For the first three months of 2010 the effective tax rate was 28.5%, compared with an effective tax benefit rate of 38.1% in the first three months of 2009. The net impact of discrete tax items in the first three months of 2010 was not material. The net impact of discrete tax items in the first three months of 2009 caused a 4.0 percentage point increase to the effective tax benefit rate for the first quarter 2009.

The Company files income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2003. With few exceptions, the Company is also no longer subject to income tax examination by U.S. state or local tax authorities for tax years prior to 2003. In addition, with few exceptions, the Company is no longer subject to income tax examinations by non-U.S. tax authorities for years before 2003. The Internal Revenue Service (IRS) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006. On March 31, 2009, the IRS field examination team issued an examination report in which the examination team proposed changes to increase U.S. taxable income by approximately $294.4 million due to alleged incorrect transfer pricing in transactions between a U.S. subsidiary and other subsidiaries during the period 2003 through 2005. The Company believes, after consultation with its tax counsel, that the examination team’s proposed adjustments are based on errors in fact and law. Accordingly, on April 30, 2009, the Company filed a protest in response to the examination report. The Company expects that, after the conclusion of the applicable administrative procedures and review within the IRS, including the mutual agreement procedure of income tax treaties to which the U.S. is a party, and/or a judicial determination of the facts and applicable law, any adjustment with respect to the transfer pricing in these transactions will not produce a material increase to the Company’s consolidated income tax liability. The Company is not able to estimate when these administrative procedures and review within the IRS will be completed. In addition, the IRS began an examination of the Company’s 2006-2008 U.S. income tax returns in the third quarter 2009. The Company is also undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of March 31, 2010, as a result of those tax examinations, the Company is not aware of any material proposed income tax adjustments. The Company expects the completion of certain tax audits in the near term. It is reasonably possible that the amount of unrecognized benefits with respect to certain of the unrecognized tax positions could significantly increase or decrease in some future period or periods. However, at this time, an estimate of the range of the reasonably possible outcomes is not possible.

During the first quarter 2010, the Company recorded an increase of $0.4 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2010 related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $47.1 million recorded at March 31, 2010, $28.7 million is classified as current tax payable and $18.4 million is classified as non-current tax payable on the condensed consolidated balance sheet.

1.6 Receivables

During the first quarter of 2010, the Company sold receivables related to selected customers with high credit worthiness as a means of saving interest cost, net of discounts. The receivables were sold to various external financial institutions without recourse. Since the Company uses the cash received to repay debt, these factoring agreements have the effect of reducing debt and accounts receivable. At March 31, 2010 and December 31, 2009 receivables would have been higher by $73 million and $74 million, respectively, if these agreements had not been entered into. The discount cost is recognized in “Other financial items, net” in the Consolidated Statement of Operations.

1.7 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserves:

	March 31, 2010	December 31, 2009
Raw materials	$199.3	$194.9
Work in progress	195.5	189.5
Finished products	115.2	104.6

Total	$510.0	$489.0

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2010

1.8 Restructuring

Restructuring provisions are made on a case by case basis and primarily include severance costs incurred in connection with headcount reductions and plant consolidations. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under existing credit facilities. The Company does not expect that the execution of these programs will have an adverse impact on its liquidity position. The tables below summarize the change in the balance sheet position of the restructuring reserves from December 31, 2008 to March 31, 2010.

First quarter 2010

The employee-related restructuring provisions in the first quarter 2010 mainly relate to headcount reductions in Europe. The cash payments mainly relate to high-cost countries in Europe. The changes in the employee-related reserves were charged against “Other income (expense), net” in the Consolidated Statements of Operations. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2009 to March 31, 2010.

	December 31, 2009	Provision/ Charge	Cash payments	Translation difference	March 31, 2010
Restructuring employee-related	$100.1	$15.0	$(18.2)	$(4.8)	$92.1
Other	0.2	0.2	(0.1)	—	0.3

Total reserve	$100.3	$15.2	$(18.3)	$(4.8)	$92.4

2009

In 2009, the employee-related restructuring provisions, made on a case by case basis, related mainly to headcount reductions throughout North America, South America, Europe, Japan and Australia. Reversals in 2009 mainly relate to 2008 restructuring reserves in North America and Europe. These reversals were due to customer program cancellations which were not as severe as originally communicated and final settlement of employee-related amounts were less than initial restructuring plan estimates. The cash payments mainly relate to high-cost countries in North America and Europe and in Japan. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Operations. Impairment charges mainly relate to machinery and equipment impaired in connection with restructuring activities in North America. The fixed asset impairments have been charged against Cost of sales in the Consolidated Statements of Operations. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2008 to December 31, 2009.

	December 31, 2008	Provision/ Charge	Provision/ Reversal	Cash payments	Non- cash	Translation difference	December 31, 2009
Restructuring employee-related	$55.3	$133.6	$(5.7)	$(85.1)	$—	$2.0	$100.1
Fixed asset impairment	—	5.3	—	—	(5.3)	—	—
Other	0.4	—	—	(0.2)	—	—	0.2

Total reserve	$55.7	$138.9	$(5.7)	$(85.3)	$(5.3)	$2.0	$100.3

Action Program

The action program initiated in July 2008 (the Action Program) was finalized as of December 31, 2008 and the remaining reserves at the end of 2008 have substantially been paid during 2009. The Company has not initiated additional restructuring activities under this comprehensive program. From January 2009 and onwards new provisions for restructuring activities have been made on a case by case basis. The table above includes the cash payments and remaining reserves associated with the Action Program initiated in July 2008 and such payments and remaining reserve are also separately disclosed in the table below.

	December 31, 2008	Provision/ Charge	Provision/ Reversal	Cash payments	Non- cash	Translation difference	December 31, 2009
Restructuring employee-related	$46.4	$—	$(3.8)	$(35.4)	$—	$0.1	$7.3
Other	0.2	—	—	(0.2)	—	—	—

Total reserve	$46.6	$—	$(3.8)	$(35.6)	$—	$0.1	$7.3

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2010

1.9 Product-Related Liabilities

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions recorded for the three month period ended March 31, 2010 mainly relate to recalls and the cash payments mainly relate to warranty-related issues.

	First three months January-March
	2010	2009
Reserve at beginning of the period	$30.6	$16.7
Provision	2.4	1.7
Cash payments	(1.8)	(1.3)
Translation difference	(0.5)	(0.6)

Reserve at end of the period	$30.7	$16.5

1.10 Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) for the period and items charged directly to equity.

	First three months January-March
	2010	2009
Net income (loss)	$128.2	$(64.1)

Pension liability	0.1	0.9
Net change in cash flow hedges	0.2	(0.1)
Translation of foreign operations	(27.9)	(50.6)

Other comprehensive income (loss)	(27.6)	(49.8)

Comprehensive income loss	$100.6	$(113.9)

Less Comprehensive (loss) income attributable to non-controlling interest	(0.5)	(2.7)

Comprehensive income (loss) attributable to controlling interest	$101.1	$(111.2)

1.11 Equity and Equity Units Offering

On March 30, 2009, the Company sold, in an underwritten registered public offering, approximately 14.7 million common shares from treasury stock and 6.6 million equity units (the Equity Units), listed on the NYSE as Corporate Units, for an aggregate stated amount and public offering price of $235 million and $165 million, respectively. “Equity Units” is a term that describes a security that is either a Corporate Unit or a Treasury Unit, depending upon what type of note (either a Note or a Treasury Security, as described below) is used by the holder to secure the forward purchase contract. The Equity Units initially consisted of a Corporate Unit which is (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $25, on the purchase contract settlement date of April 30, 2012, subject to early settlement in accordance with the terms of the Purchase Contract and Pledge Agreement, a certain number (at the Settlement Rate) of shares of Common Stock; and (ii) a 1/40, or 2.5%, undivided beneficial ownership interest in a $1,000 principal amount of the Company’s 8% senior notes due 2014 (the Senior Notes).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2010

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

The Company allocated proceeds received upon issuance of the Equity Units based on relative fair values at the time of issuance. The fair value of the purchase contract at issuance was $3.75 and the fair value of the note was $21.25. The discount on the notes will be amortized using the interest method. Accordingly, the difference between the stated rate (i.e. cash payments of interest) and the effective interest rate will be credited to the value of the notes. Thus, at the end of the three years, the notes will be stated on the balance sheet at their face amount. The Company has allocated 1% of the 6% of underwriting commissions paid to the debt as deferred charges based on commissions paid for similar debt issuances, but including factors for current market conditions and the Company’s current credit rating. The deferred charges will be amortized over the life of the note (until remarketing day) using the interest method. The remaining underwriting commissions (5%) were allocated to the equity forward and recorded as a reduction to paid-in capital.

1.12 Contingent Liabilities

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

In 1997, Autoliv AB (a wholly-owned subsidiary of Autoliv, Inc.) acquired Marling Industries plc (“Marling”). At that time, Marling was involved in a litigation relating to the sale in 1992 of a French subsidiary. In the litigation, the plaintiff has sought damages of €40 million (approximately $54 million) from Marling, claiming that Marling and another entity then part of the Marling group, had failed to disclose certain facts in connection with the 1992 sale and that such failure was the proximate cause of losses in the amount of the damages sought. In May 2006, a French court ruled that Marling (now named Autoliv Holding Limited) and the other entity had failed to disclose certain facts in connection with the 1992 sale and appointed an expert to assess the losses suffered by the plaintiff. Autoliv has appealed the May 2006 court decision and believes it has meritorious grounds for such appeal. While the appeal is pending, the financial expert appointed by the lower court has delivered his report. The report does not address the issue of the proximate cause of the losses, but assessed the losses to a maximum of €10 million (approx. $14 million). In our opinion it is not possible to give any meaningful estimate of any financial impact that may arise from the claim but it is possible (while we do not believe it is probable) that the final outcome of this litigation will result in a loss that will have to be recorded by Autoliv, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2010

Product Warranty and Recalls

Autoliv is exposed to various claims for damages and compensation if products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected the Company faces warranty and recall claims. Where such (actual or alleged) failure results, or is alleged to result, in bodily injury and/or property damage, the Company may also face product-liability claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products, when the product supplied did not perform as represented by us or expected by the customer. Accordingly, the future costs of warranty claims by the customers may be material. However, the Company believes its established reserves are adequate to cover potential warranty settlements. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the appropriateness of these reserves, and adjusts them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from the Company’s recorded estimates.

The Company believes that it is currently reasonably insured against recall and product liability risks, at levels sufficient to cover potential claims that are reasonably likely to arise in our businesses based on past experience. Autoliv cannot be assured that the level of coverage will be sufficient to cover every possible claim that can arise in our businesses, now or in the future, or that such coverage always will be available should we, now or in the future, wish to extend or increase insurance.

In its products, the Company utilizes technologies which may be subject to intellectual property rights of third parties. While the Company does seek to identify the intellectual property rights of relevance to its products, and to procure the necessary rights to utilize such intellectual property rights, we may fail to do so. Where the Company so fail the Company may be exposed to material claims from the owners of such rights. Where the Company has sold products which infringe upon such rights, our customers may be entitled to be indemnified by us for the claims they suffer as a result thereof. Also such claims could be material.

The table in Note 1.9 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three month period ended March 31, 2010 and March 31, 2009.

1.13 Retirement Plans

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three month period ended March 31, 2010 or 2009.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2010

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	First three months January-March
	2010	2009
Service cost	$3.4	$3.6
Interest cost	3.8	3.6
Expected return on plan assets	(3.1)	(2.5)
Amortization prior service cost (credit)	(0.2)	(0.2)
Amortization of (gain) loss	1.2	1.5

Net Periodic Benefit Cost	$5.1	$6.0

1.14 Earnings per share

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of common shares outstanding for the period (net of treasury shares). When it would not be antidilutive (such as during periods of net loss), the diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards under the Stock Incentive Plan and for common stock issued upon conversion of the equity units.

For the three month period, ended March 31, 2010, 5 million shares were included in the dilutive weighted average share amount related to the equity units. The potential number of shares which will be converted in the future related to the equity units varies between 8.6 million, if the Autoliv share price is $19.20 or higher, and 10.3 million, if the price is $16.00 or less. In addition approximately 2 million common shares, related to the Company’s Stock Incentive Program, could potentially be dilutive in the future.

Actual weighted average shares used in calculating earnings (losses) per share were:

(In millions)	First three months January-March
	2010	2009
Weighted average shares basic	85.2	70.5
Effect of dilutive securities:
- stock options/share awards	0.6	—
- equity units	5.0	—
Weighted average shares diluted	90.8	70.5	1)

1)	No dilution for the first three months January-March 2009 due to net loss position.

1.15 Subsequent Events

In March 2010, the Company made a $50 million tender offer for the remaining 49% of the shares in its Estonian subsidiary AS Norma. At the end of the offer period in April, the Company had shares and acceptances representing 93.7% of the Norma shares, sufficient to initiate a compulsory selling procedure for the remaining outstanding shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2009 Annual Report on Form 10-K filed with the SEC on February 19, 2010. Unless otherwise noted, all dollar amounts are in millions.

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

KEY RATIOS

(Dollars in millions)

	First three months January-March or as of March 31
	2010	2009
Operating working capital 1)	$426	$501
Capital employed 7 )	$3,153	$3,297
Net debt 1)	$619	$1,010
Net debt to capitalization, % 1, 2)	20	31

Gross margin, % 3)	22.3	8.7
Operating margin, % 4)	11.4	(9.6)

Return on total equity, % 8 )	20.6	(11.5)
Return on capital employed, % 9 )	24.9	(10.5)
No. of employees at period-end 10)	31,010	30,800
Headcount at period-end 11)	39,699	33,600
Days receivables outstanding 5)	72	75
Days inventory outstanding 6)	32	53

1)	See tabular presentation reconciling this non-GAAP measure to GAAP below under the heading “Liquidity and Sources of Capital”
2)	Net debt in relation to net debt and total equity (including non-controlling interest)
3)	Gross profit relative to sales
4)	Operating income (loss) relative to sales
5)	Outstanding receivables relative to average daily sales
6)	Outstanding inventory relative to average daily sales
7)	Total equity and net debt
8)	Net income (loss) relative to average total equity
9)	Operating income and equity in earnings of affiliates, relative to average capital employed
10)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
11)	Employees plus temporary, hourly workers

THREE MONTHS ENDED MARCH, 2010 COMPARED WITH THREE MONTHS ENDED MARCH, 2009

Market overview

During the three-month period January - March 2010, global light vehicle production (LVP) is estimated by CSM to have increased by 47% compared to the same quarter 2009. This was 12 percentage points better than expected at the beginning of the quarter. LVP in the Triad (i.e. North America, Europe and Japan), where Autoliv generates approximately 80% of its sales, is also estimated to have risen by 47%.

In Europe (including Eastern Europe), where Autoliv derives more than 40% of its revenues, LVP is estimated to have recovered by 33%, both in Western Europe and Eastern Europe.

In North America, which accounts for nearly 30% of revenues, LVP recovered by 70%. Production of passenger cars recovered by 70% and production of light trucks by 69%. Chrysler increased its production by 53%, Ford by 60% and General Motors (GM) by 81%. Asian and European vehicle manufacturers improved their production in the region by 74%.

In Japan, which accounts for more than one tenth of Autoliv’s consolidated sales, LVP recovered by 55%. The recovery was especially strong for vehicles for export to markets in North America and Western Europe.

In the Rest of the World (RoW), which accounts for almost 20% of sales, LVP grew by 46%, primarily due to increases of 64% in China and 40% in India. In addition, LVP in the important Korean market, where the average safety content per vehicle is higher than in India and China, recovered by 42%.

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

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Quarter January-March, 2010

(Dollars in millions)

	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	29.5	147.1	99.7	203.7	116.4	98.6	104.7	145.5	64.2	594.9
Effect of Production days	8.7	43.4	8.7	17.8	8.7	7.4	8.7	12.1	8.7	80.7
Effect of exchange rates	7.3	36.7	3.3	6.8	3.0	2.5	10.8	15.0	6.6	61.0
Impact of acquisitions/divestments	0.9	4.3	26.1	53.2	—	—	—	—	6.2	57.5
Reported net sales change	46.4	231.5	137.8	281.5	128.1	108.5	124.2	172.6	85.7	794.1

Consolidated net sales increased by 86% to $1,721 million compared to the same quarter 2009. Currency effects added 7% and acquisitions 6% (see Significant Events). Additionally, three more production days with higher average daily sales than in 2009 (“the production day effect “) added 9%. Consequently, organic sales (non-U.S. GAAP measure, see enclosed table) increased by 64%.

The sales increase reflects the sharp LVP-recovery in the established markets in the Triad, a favorable LVP-mix and the Company’s strong performance, primarily in China and South Korea where organic sales grew more than twice as much as LVP.

Sales by Product

Sales of airbag products (including steering wheels and electronics) rose by 95% to $1,146 million. Acquisitions added 9%. The production day effect also added 9%, while currency effects added 6%. Consequently, organic sales of airbag products grew by 71%, which compares favorably with the 47% increase in LVP in the Triad, which is the dominant market for airbags. Autoliv’s strong performance was due to new business with GM, Ford, Hyundai, Kia and a strong sales recovery in Japan, especially with Toyota, Mitsubishi, Nissan and Honda.

Sales of seatbelt products (including seat sub-systems) increased by 69% to $575 million. The production day effect added 9%, currency effects 8% and acquisitions 1%. Consequently, organic sales of seatbelt products rose by 51% compared to the 47% increase in global LVP. Autoliv’s strong performance reflects a positive LVP mix, new business with Ford, GM, and Hyundai as well as strong sales recoveries, especially with Renault, Daimler, Citroën and Mitsubishi.

Sales by Region

Sales from Autoliv’s European companies increased by 46% to $730 million. The production day effect added 9%, currency effects 7% and acquisitions 1%. Organic sales therefore rose by 29%. This increase was driven by the recovery in European light vehicle production and by new business for the Opel Astra and strong demand for the Peugeot 206+, the Renault Mégane and the Mercedes E-class. These favourable effects were partially offset by the expiration of certain contracts, model change-overs and lower volumes of a few important models for Autoliv.

Sales from Autoliv’s North American companies increased by 138% to $486 million primarily due to the recovery in LVP. Acquisitions added 26%, the production day effect added 9% and currency effects 3% due to a stronger Mexican peso. Organic sales growth of 100% was 30 percentage points more than the recovery in the North American light vehicle production. Autoliv’s better than the market performance was due to a favorable LVP mix stemming in part from a sharp recovery in production of, for instance, Ford’s F-series and E-Series; and of Chevrolet’s Equinox, Traverse and Silverado.

Sales from Autoliv’s companies in Japan increased by 128% to $193 million. The production day effect added 9% and currency effects 3%. Organic sales growth of 116% was more than twice as high as the 55% growth in Japanese LVP. This was mainly due to the strong recovery in the production of vehicles that had dropped the most last year. These were premium cars, SUVs and other vehicles with high safety content for the North American and West European markets. Autoliv benefited particularly from the strong production recoveries for Toyota’s Land Cruiser Prado, Rav4, Vitz, and 4-Runner; Lexus’ LX470 and RX; Mitsubishi’s Outlander; Mazda’s 2, 3, 6 and CX; and Nissan’s Serena and Rogue. Autoliv’s strong growth also reflects new business for Toyota’s new Prius and Alphard; and Honda’s StepWagon.

Sales from Autoliv’s companies in the Rest of the World (RoW) increased by 124% to $312 million. Excluding currency effects which added 11% and the production day effect which added 9%, organic sales rose by 104% compared to the 46% increase in the region’s LVP. Autoliv’s strong performance primarily reflects organic sales increases of 137% in China and 110% in South Korea. In China, sales were driven by new business for Geely’s Emgrand EC7, Great Wall’s CoolBear, Florid and Hover; Chery’s A5 and S18; FAW’s Besturn; Jianghuai’s Rein; Citroën’s C5; and Peugeot’s 408. Sales were also driven by increased production for Audi, Buick, Chevrolet, Daewoo, Kia, Peugeot, and Volkswagen. In India, organic sales grew by 44%, driven by the country’s strong LVP and by new business for Suzuki’s Alto and Hyundai’s i10.

Earnings for the Three-Month Period Ended March 31, 2010

For the first quarter 2010, Autoliv reported the highest quarterly gross profit and gross margin ever, as well as the highest quarterly operating income, operating margin, income before taxes and net income in the Company’s history. This was due to the strong sales recovery, along with the effects of ongoing restructuring efforts initiated in July 2008.

Gross profit improved by $303 million to $384 million and gross margin to 22.3% from 8.7% in the first quarter 2009. The margin improvement mainly reflects the result of our restructuring efforts, enhanced labor efficiency and lower costs for raw materials. These restructuring efforts have also resulted in a higher share of production and component sourcing in low-cost countries.

Operating income improved by $284 million to $195 million due to the $303 million gross profit increase. This increase was partially offset by $16 million higher Research, Development and Engineering (RD&E) expense, net and $9 million higher Selling, General & Administrative (SG&A) expense, partially due to currency effects. These negative effects were partially offset by $5 million lower other operating expense, net which was reduced to $11 million by lower restructuring costs. Operating margin improved to 11.4%. This was due to the improvement in gross margin as well as to the fact that SG&A was reduced in relation to sales to 4.7% from 7.8% and RD&E to 5.3% from 8.1% in the first quarter 2009.

Income before taxes improved by $283 million to $179 million, virtually in line with the $284 million improvement in operating income.

Net income attributable to controlling interest increased by $190 million to $127 million. The effective tax rate was 28.5%. In the first quarter of 2009, there was a pre-tax loss which resulted in an income tax benefit of $39 million.

Earnings per share assuming dilution rose by $2.29 to $1.39 primarily as a result of the swing in pre-tax earnings from a loss in the first quarter 2009 to the record profit in 2010. More shares outstanding had a negative effect of 40 cents. The weighted average number of shares outstanding, assuming dilution, increased by 29% to 90.8 million from the same quarter 2009 mainly as a result of the sale of treasury shares and equity units in the first quarter of 2009.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $149 million compared to a use of cash in the first quarter 2009 of $9 million. This includes payments of $18 million for restructuring in 2010 and of $21 million in the first quarter 2009.

Capital expenditures, net of $36 million were $2 million more than capital expenditure during the same quarter 2009 but $37 million less than depreciation and amortization in the quarter.

The Company uses the non-GAAP measure “Operating working capital” as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are by contrast managed as part of the Company’s overall debt management.

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	March 31, 2010	December 31, 2009	March 31, 2009
Total current assets	$2,289.0	$2,179.6	$2,371.1
Total current liabilities	(1,698.5)	(1,693.5)	(1,144.8)

Working capital	590.5	486.1	1,226.3
Cash and cash equivalents	(302.3)	(472.7)	(935.4)
Short-term debt	134.5	318.6	207.8
Derivative (asset) and liability, current	2.8	3.4	2.6
Dividends payable	—	0.0	0.0

Operating working capital	$425.5	$335.4	$501.3

During the quarter, operating working capital (non-U.S. GAAP measure) increased to 7.2% of sales from 6.5%. The increase partially due to acquisitions of assets at the end of the quarter. The Company has the policy that working capital in relation to last 12-month sales should not exceed 10%.

Partially due to acquisitions, account receivables increased by 25% and in relation to sales to 72 days outstanding from 59 on December 31, 2009. During the quarter, inventories also increased partially due to acquisitions by 4%, and days inventory outstanding to 32 days from 31 days.

The Company uses the non-GAAP measure “Net debt” as defined in the table below in its communication with investors regarding its capital structure and as the relevant metric monitoring its overall debt management. The reconciling items used to derive this measure are managed as part of overall debt management. This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

Reconciliation of “Net debt” to GAAP financial measure

(Dollars in millions)

	March 31, 2010	December 31, 2009	March 31, 2009
Short-term debt	$134.5	$318.6	$207.8
Long-term debt	792.5	820.7	1,748.1

Total debt	927.0	1,139.3	1,955.9
Cash and cash equivalents	(302.3)	(472.7)	(935.4)
Debt-related derivatives	(5.4)	(4.5)	(10.1)

Net debt	$619.3	$662.1	$1,010.4

The Company’s net debt (non-U.S. GAAP measure, see table above) continued to decline to $619 million at the end of the quarter from $662 million at the end of the previous quarter despite total acquisition payments of $79 million. Gross interest-bearing debt was reduced by $212 million to $927 million at the end of the quarter.

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

Reconciliation of “Leverage ratio” to GAAP financial measure

(Dollars in millions)

	March 31, 2010	March 31, 2009
Net debt 2)	$619.3	$1,010.4
Senior notes 3)	(148.6)	(140.3)
Pension liabilities	113.5	109.4
Net debt per the policy	$584.2	$979.5

Income before income taxes 4)	$288.3	$31.7
Plus: Interest expense, net 1, 4)	60.5	60.9
Depreciation and amortization of intangibles (incl. impairment write-offs) 4)	316.7	333.5

EBITDA per the Policy 4)	$665.5	$426.1

Net debt to EBITDA ratio	0.9	2.3

1)	Interest expense, net, is interest expense less interest income.
2)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3)	Debt portion of the equity units offering (for further information see Note 1.11).
4)	Latest 12-months.

Reconciliation of “Interest coverage ratio” to GAAP financial measure

(Dollars in millions)

	March 31, 2010	March 31, 2009
Operating income 2)	$353.1	$90.5

Amortization of intangibles (incl. impairment write-offs) 2)	21.6	23.2
Operating profit per the Policy2)	$374.7	$113.7

Interest expense, net 1, 2)	60.5	60.9

Interest coverage ratio	6.2	1.9

1)	Interest expense, net, is interest expense less interest income.
2)	Latest 12-months.

Autoliv’s policy is to maintain a leverage ratio significantly below 3.0 times and an interest-coverage ratio significantly above 2.75 times. The Company’s leverage ratio improved to 0.9 times on March 31 from 1.6 times on December 31, 2009, while interest coverage ratio improved to 6.2 times from 1.5 times. Consequently, the Company is now in compliance with all of its financial policies. Leverage ratio is measured as adjusted net debt in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Interest coverage is defined as operating income (excluding amortization of intangibles) in relation to interest expense, net. Adjusted net debt includes pension liabilities but excludes the debt from equity units since these funds are regarded as equity by Standard & Poor’s due to the fact that the purchase contracts of the equity units are binding and not revocable. Net debt to capitalization ratio declined to 20% from 21% at the end of December.

During the quarter, total equity increased by $98 million to $2,534 million mainly due to net income of $128 million, offset by negative currency effects of $28 million. Total parent shareholders equity was $2,494 million corresponding to $29.24 per share.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (permanent employees and temporary personnel) increased by 1,800 during the quarter to 39,700, and by 1,200 excluding acquisitions.

Despite the strong sales growth, headcount excluding acquisitions increased by less than 200 in high-cost countries and indirect headcount in administration and other overhead functions was virtually unchanged from the previous quarter. The number of permanent employees in high-cost countries was reduced by almost 300, excluding acquisitions.

Currently, 60% of total headcount is in low-cost countries, 69% are direct workers in manufacturing and 22% are temporary personnel which increases our flexibility in the cyclical automotive industry. A year ago, these ratios were 54%, 62% and 8%, respectively.

Outlook

The latest forecasts from CSM indicate an increase in global LVP of 21% in the second quarter compared to the same quarter 2009 with an increase of 67% in North America and 4% in Europe. However, compared to this year’s first quarter, CSM predicts a decline in global LVP of 4% . Similarly, for the rest of the year CSM predicts a year-on-year increase in global LVP of 15%, but declines compared to the high level in this year’s first quarter. In the third quarter, global LVP is expected to be 8% lower than in the first quarter and 2% lower in the fourth quarter, while LVP in the important West European LVP is expected to be 21% lower in the third quarter and 10% lower in the fourth quarter than in this year’s first quarter.

Based on customer call-offs for the second quarter and CSM’s forecast for the rest of the year, Autoliv’s organic sales are expected to continue to outperform global LVP by growing at least 30% in the second quarter and by approximately 20% for the full year. Acquisitions are expected to add 9% in the second quarter and 7% during the full year, while currency effects could add 2% and 1%, respectively, provided that the exchange rates at the middle of April prevail. Consequently, current assumptions indicate a consolidated sales increase of more than 40% in the second quarter and close to 30% for the full year to approximately $6.6 billion. The production day effect will have no impact on the second quarter or the full year (but on the fourth quarter offsetting the effect from the first quarter).

An operating margin of at least 11% is expected for the second quarter. The indication for the full year is an operating margin of at least 10%, given current assumptions. The projected effective tax rate for the remainder of the year is estimated to be around 29%.

OTHER RECENT EVENTS

On April 14, 2010, Iceland’s Mount Eyjafjöll began an eruption that caused widespread and unprecedented disruptions to transatlantic and European air travel that lasted for nearly a week. To date, we have not identified any material impact on our supply or delivery chains as we have so far largely been able to utilize alternative transportation solutions and/ or to rely on stock to cover supply shortages. However, we are still assessing the effects on our operations and our ability to receive components from our suppliers as well as deliver our products to our customers should the recent disruptions be repeated. We are also evaluating the risk that our customers will encounter difficulties with other suppliers causing them to halt production which could in turn also impact us. At this time, it is impossible to predict if, when and for how long new disruptions will occur and as a result we are not able to determine the potential effect on our financial condition or results of operations of continued disruptions should such occur.

On April 14, 2010, it was reported that the Federal Bureau of Investigation (FBI) had served a search warrant on Davalor Mold Corporation, a large North American supplier of plastic injection molded parts. While we continue to assess the impact of the investigation of Davalor Mold Corporation, we do currently not anticipate that the result of the investigation will materially affect our operations.

Launches in the 1st quarter 2010

•	BMW’s new 5 Series; Driver airbag with steering wheel, passenger airbag, knee airbags (driver and passenger), seatbelts with pretensioners, safety electronics and night vision system
•	Ford’s new F-Series Superduty; Side airbags, inflatable curtains and safety electronics
•	Hyundai’s new Grandeur; Driver airbag, passenger airbag, side airbags, inflatable curtains, seatbelts with pretensioners and safety electronics
•	Infiniti’s new M / Fuga; Passenger airbag, side airbags and inflatable curtains
•	Kia’s new Venga; Driver airbag with steering wheel, passenger airbag, side airbags, inflatable curtains and safety electronics
•

Mitsubishi’s new RVR; Driver airbag with steering wheel, passenger airbag, knee airbags (driver and passenger), inflatable curtains, seatbelts with pretensioners and safety electronics Toyota’s new Mark X; Seatbelts with pretensioners

•	Toyota’s new Sienna; Side airbags and inflatable curtains

Other Significant Events

•

The quarter has been impacted by the fact that former Delphi contracts in North America and Europe were re-sourced to Autoliv towards the end of 2009. As a result of this agreement, Autoliv also acquired certain assets related to these airbag, steering wheel and seatbelt contracts. At the end of the first quarter, Autoliv also acquired substantially all of Delphi’s occupant safety operations in South Korea and China. This is expected to add $220 million to consolidated sales for the remainder of the year.

•

Autoliv has also made three minor acquisitions. In Japan, the remaining 40% of the shares in Autoliv’s inflator subsidiary was acquired. This consolidated subsidiary has sales of $35 million to other Autoliv companies. The automotive radar business was acquired from Visteon and the pyrotechnic safety switch business from Delphi. These two operations have annual sales of approximately $15 million.

•

In March, Autoliv made a $50 million tender offer for the remaining 49% of the shares in its Estonian subsidiary AS Norma which is the leading safety systems supplier to the Russian automotive industry. At the end of the offer period in April, Autoliv had shares and acceptances representing 93.7% of the Norma shares, sufficient to initiate a compulsory selling procedure for the remaining outstanding shares.

Annual General Meeting of Shareholders

The 2010 Annual Meeting of Shareholders will be held in Chicago on May 6. Holders of record at the close of business on March 9 are entitled to be present and vote at the Meeting. A Notice of Internet Availability of Proxy Material was mailed to shareholders in the end of March.

Next Report

Autoliv intends to publish the quarterly report for the second quarter 2010 on Friday July 23.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2010, the Company’s future contractual obligations, have not changed materially from the amounts reported in the 2009 Annual Report on Form 10-K filed with SEC on February 19, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2010, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on February 19, 2010.

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

For further discussion of legal proceedings, see Note 1.12 Contingent Liabilities to the Unaudited Consolidated Financial Statements – Legal Proceedings included in this quarterly report on Form 10-Q.

ITEM 1A.	RISK FACTORS

The risk factors set forth below is in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010, which includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations, and is herein incorporated by reference.

We could experience disruption in our supply or delivery chain which could cause one or more of our customers to halt production.

We, as most other component manufactures in the automotive industry, ship products to the vehicle assembly plants so they are delivered on a “just in time” basis in order to maintain low inventory levels. Our suppliers also use a similar method. However, this “just in time” method makes the logistics supply chain in our industry very vulnerable to disruptions. Such disruptions could be caused by any one of a myriad of potential problems, including logistical complications due to natural disasters, such as the recent volcanic eruption in Iceland. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period; our customers may halt their production for same reason. When we cease timely deliveries, we have to carry our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up”, such as over-time and premium freight. Additionally, if we are the cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses could be very significant, and may include consequential losses such as lost profits. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all.

In April, Mount Eyjafjöll, a volcano in Iceland, began erupting causing widespread and unprecedented delays in air travel throughout and/ to and from Europe. Such disruptions were they to resume, could cause significant delays and complications to our ability to ship our products to customers, as well as receive shipments from our suppliers. Also, similar difficulties for other suppliers may force our customers to halt production which may in turn impact our sales shipments to such customers. It is impossible for us to predict if and when disruptions of air transport will occur again and, if so, what impact such disruptions will have. While we are taking precautions and will seek to mitigate the impact of any such disruptions, they could very severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time and/or to absorb very significant costs to avoid disruption our customers’ operations.

Actions by our major suppliers may adversely impact our operations and cause us to incur material losses or costs.

Since 2004, we adopted a strategy of consolidating purchases to fewer suppliers in order to purchase at higher volumes and thereby reduce our suppliers’ costs and consequently their prices to us. As a result, we have reduced costs but have increased our dependence on the remaining suppliers. Therefore, we are dependent, in several instances, on a single supplier for a specific component. Accordingly, should a major supplier be unable to fulfill our requirements we may suffer interruptions to our production schedule. Similarly, defects in our suppliers’ products may cause us to face exposure to product liability or warranty claims. Our strategy is to reduce the risk associated with our dependence on suppliers by seeking to maintain an optimal number of suppliers in all significant component technologies, by standardization and by developing alternative suppliers around the world.

In addition, on April 14, 2010, it was reported that the Federal Bureau of Investigation (FBI) had served a search warrant on Davalor Mold Corporation, a large North American supplier of plastic injection molded parts. Should the result of the investigation lead to a disruption of our supplies from Davalor Mold Corporation, we may experience delivery delays. In addition, we could possibly face exposure to claims as a result of the use of their components in our products.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the first quarter of 2010, Autoliv made no stock repurchases. Since the repurchasing program was adopted in 2000, Autoliv has bought back 34.3 million shares at an average cost of $42.93 per share. Under the existing authorizations, another 3.2 million shares may be repurchased. We have suspended our share repurchases since we believe it is prudent to preserve cash in order to maintain a strong cash position in the current uncertain business environment.

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

Date: April 28, 2010

AUTOLIV, INC.

(Registrant)

By:	/S/ MATS WALLIN
Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)