Form 10-Q
period 2010-06-30
AUTOLIV INC
filed 2010-07-23
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days.    Yes:   ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 19, 2010, there were 88,486,476 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our restructuring and cost reduction initiatives discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer and customer preferences for end products, customer losses, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, fluctuation of foreign currencies, fluctuation in vehicle production schedules for which the Company is a supplier, market acceptance of our new products, costs or difficulties related to the integration of any new or acquired businesses and technologies, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments or joint venture arrangements, pricing negotiations with customers, increased costs, supply issues, product liability, warranty and recall claims and other litigation, possible adverse results of pending or future litigation or infringement claims, tax assessments by governmental authorities, legislative or regulatory changes, political conditions, dependence on customers and suppliers, as well as the risks identified in Item 1A “Risk Factors” in this quarterly report and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. Except for the Company’s ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1.1	Basis of Presentation
1.2	New Accounting Pronouncements
1.3	Business Acquisitions
1.4	Fair Value Measurement
1.5	Income Taxes
1.6	Inventories
1.7	Restructuring
1.8	Product-Related Liabilities
1.9	Retirement Plans
1.10	Comprehensive Income (Loss)
1.11	Equity and Equity Units Offerings
1.12	Non-Controlling Interest
1.13	Contingent Liabilities
1.14	Earnings Per Share
1.15	Subsequent Events

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

ITEM 4T. CONTROLS AND PROCEDURES

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net sales
- Airbag products	$1,206.5	$755.1	$2,352.5	$1,341.6
- Seatbelt products	595.0	438.3	1,169.8	778.5

Total net sales	1,801.5	1,193.4	3,522.3	2,120.1
Cost of sales	(1,389.5)	(1,007.0)	(2,726.8)	(1,853.4)

Gross profit	412.0	186.4	795.5	266.7
Selling, general & administrative expenses	(81.8)	(73.6)	(162.9)	(145.6)
Research, development & engineering expenses, net	(93.7)	(84.0)	(185.3)	(159.2)
Amortization of intangibles	(4.6)	(5.8)	(8.9)	(11.6)
Other income (expense), net	(2.8)	(35.3)	(13.9)	(51.3)

Operating income (loss)	229.1	(12.3)	424.5	(101.0)
Equity in earnings of affiliates	3.2	1.1	2.0	2.0
Interest income	0.8	0.9	1.6	3.8
Interest expense	(13.3)	(17.6)	(27.8)	(36.0)
Loss on extinguishment of debt	(12.1)	—	(12.1)	—
Other financial items, net	(1.8)	(0.0)	(3.1)	(0.2)

Income (loss) before income taxes	205.9	(27.9)	385.1	(131.4)
Income tax (expense) benefit	(58.5)	7.4	(109.5)	46.8

Net income (loss)	$147.4	$(20.5)	$275.6	$(84.6)
Less net income (loss) attributable to non-controlling interests	0.9	0.2	2.6	(0.5)

Net income (loss) attributable to controlling interest	$146.5	$(20.7)	$273.0	$(84.1)
Net earnings (loss) per share – basic	$1.69	$(0.24)	$3.18	$(1.08)
Net earnings (loss) per share – diluted	$1.60	$(0.24)	$2.99	$(1.08)
Weighted average number of shares outstanding, net of treasury shares (in millions)	86.6	85.1	85.9	77.8
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	91.6	85.1	91.2	77.8
Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	88.5	85.1	88.5	85.1
Cash dividend per share – declared	$0.30	$—	$0.30	$—
Cash dividend per share – paid	$—	$—	$—	$0.21

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash & cash equivalents	$459.4	$472.7
Receivables, net	1,358.9	1,053.1
Inventories, net	505.7	489.0
Other current assets	131.5	164.8

Total current assets	2,455.5	2,179.6
Property, plant & equipment, net	962.1	1,041.8
Investments and other non-current assets	227.6	235.5
Goodwill	1,601.2	1,614.4
Intangible assets, net	117.3	114.3

Total assets	$5,363.7	$5,185.6
Liabilities and equity
Short-term debt	$169.6	$318.6
Accounts payable	948.4	771.7
Accrued expenses	456.9	440.4
Other current liabilities	218.8	162.8

Total current liabilities	1,793.7	1,693.5
Long-term debt	708.8	820.7
Pension liability	113.4	109.2
Other non-current liabilities	126.3	126.2

Total non-current liabilities	948.5	1,056.1
Total parent shareholders’ equity	2,617.6	2,388.2
Non-controlling interests	3.9	47.8

Total equity	2,621.5	2,436.0
Total liabilities and equity	$5,363.7	$5,185.6

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Six months ended
	June 30, 2010	June 30, 2009
Operating activities
Net income (loss)	$275.6	$(84.6)
Depreciation and amortization	144.7	149.8
Other, net	33.7	7.8
Changes in operating assets and liabilities	(54.2)	45.5

Net cash provided by operating activities	399.8	118.5
Investing activities
Capital expenditures	(86.2)	(69.4)
Proceeds from sale of property, plant and equipment	3.2	3.5
Acquisitions of businesses and other, net	(68.2)	2.9

Net cash used in investing activities	(151.2)	(63.0)
Financing activities
Net (decrease) increase in short-term debt	(121.3)	(143.2)
Issuance of long-term debt	—	513.5
Repayments and other changes in long-term debt	(50.8)	(814.8)
Dividends paid	—	(14.8)
Cash paid for extinguishment of debt	(8.3)	—
Common stock and purchase contract issue, net	—	236.8
Common stock options exercised	6.4	0.5
Non-controlling interests’ share of dividends paid	—	(0.2)
Acquisition of subsidiary shares from non-controlling interest	(63.7)	(4.6)

Net cash used in financing activities	(237.7)	(226.8)
Effect of exchange rate changes on cash and cash equivalents	(24.2)	(6.2)

Decrease in cash and cash equivalents	(13.3)	(177.5)
Cash and cash equivalents at beginning of period	472.7	488.6

Cash and cash equivalents at end of period	$459.4	$311.1

See “Notes to unaudited condensed consolidated financial statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2010

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

1.2 New Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2010:

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No.167, Amendments to FASB Interpretation No.46(R), primarily codified into Accounting Standards Codification (ASC) Topic 810, Consolidation. This guidance requires that the assessment of whether an entity has a controlling financial interest in a variable interest entity (VIE) must be performed on an ongoing basis. This guidance also requires that the assessment to determine if an entity has a controlling financial interest in a VIE must be qualitative in nature, and eliminates the quantitative assessment required in FIN 46(R). This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010. The adoption of this guidance had no effect on the Company’s consolidated financial statements for the three and six month periods ended June 30, 2010.

1.3 Business Acquisitions

As of March 31, 2010, Autoliv acquired Delphi’s occupant protection systems operations in Korea and China for $71 million. The assets and liabilities assumed from these businesses were included in the Company’s consolidated financial statements as of March 31, 2010. The purchase price allocation is preliminary as of June 30, 2010. The results from the operations have been included in the consolidated financial statements from April 1, 2010.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2010

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

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Operations along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the Consolidated Statement of Operations when the hedge transaction effects net earnings. There were no material reclassifications from OCI to the Consolidated Statement of Operations during the three and six month periods ended June 30, 2010 and, likewise, no material reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial.

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

The following table summarizes the valuation of the Company’s derivatives by the above noted pricing observability levels:

		Fair Value Measurements at June 30, 2010
		Using
Description	Total carrying amount in Consolidated Balance Sheet June 30, 2010	Level 1	Level 2	Level 3
Assets
Derivatives	$16.8	—	$16.8	—
Total Assets	$16.8	—	$16.8	—
Liabilities
Derivatives	$14.4	—	$14.4	—
Total Liabilities	$14.4	—	$14.4	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2010

		Fair Value Measurements at December 31, 2009
		Using
Description	Total carrying amount in Consolidated Balance Sheet Dec. 31, 2009	Level 1	Level 2	Level 3
Assets
Derivatives	$17.3	—	$17.3	—
Total Assets	$17.3	—	$17.3	—
Liabilities
Derivatives	$13.1	—	$13.1	—
Total Liabilities	$13.1	—	$13.1	—

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

		Fair Value Measurements at June 30, 2010
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$50.5	$0.7	$6.9	Other current assets/ current liabilities
Interest rate swaps, less than 10 years (fair value hedge)	60.0	11.5	—	Other non current asset
Total derivatives designated as hedging instruments	$110.5	$12.2	$6.9
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$—	$0.7	Other current liabilities
Cross currency interest rate swaps, less than 2 years	40.3	—	1.4	Other non-current liabilities
Foreign exchange swaps, less than 6 months	830.8	4.6	5.4	Other current assets/ liabilities
Total derivatives not designated as hedging instruments	$891.4	$4.6	$7.5
Total derivatives	$1,001.9	$16.8	$14.4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2010

		Fair Value Measurements at December 31, 2009
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$52.5	$2.3	$4.5	Other current assets/ current liabilities
Interest rate swaps, less than 10 years (fair value hedge)	60.0	6.5	—	Other non-current asset
Total derivatives designated as hedging instruments	$112.5	$8.8	$4.5
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$0.5	$—	Other current assets
Cross currency interest rate swaps, less than 2 years	40.3	1.1	—	Other non-current assets
Foreign exchange swaps, less than 6 months	1,379.3	6.9	8.6	Other current assets/ liabilities
Total derivatives not designated as hedging instruments	$1,439.9	$8.5	$8.6
Total derivatives	$1,552.4	$17.3	$13.1

		Amount gain (loss) recognized in Consolidated Statement of Operations April-June 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 years (cash flow hedge)	$50.5	$(3.5)	$—	$—	$0.2	$—
Interest rate swaps, less than 10 years (fair value hedge)	60.0	—	4.4	—	—	—
Total derivatives designated as hedging instruments	$110.5

		Amount gain (loss) recognized in Consolidated Statement of Operations January-June 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 years (cash flow hedge)	$50.5	$(4.5)	$—	$—	$0.4	$—
Interest rate swaps, less than 10 years (fair value hedge)	60.0	—	5.0	—	—	—
Total derivatives designated as hedging instruments	$110.5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2010

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $(5.0) million has increased interest expense for the first six months 2010 and thus fully off-sets the $5.0 million fair value change related to the hedging instrument disclosed in the table above.

		Amount gain (loss) recognized in Consolidated Statement of Operations April-June 2009
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$—	$—	$—	$—	$—	$—
Cross currency interest rate swaps, less than 2 years (cash flow hedge)	50.9	—	—	—	—	$(0.1)
Interest rate swaps, less than 11 years (fair value hedge)	60.0	—	(4.6)	—	—	—
Total derivatives designated as hedging instruments	$110.9

		Amount gain (loss) recognized in Consolidated Statement of Operations January-June 2009
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$—	$—	$—	$—	$—	$—
Cross currency interest rate swaps, less than 2 years (cash flow hedge)	50.9	—	—	—	—	(0.2)
Interest rate swaps, less than 11 years (fair value hedge)	60.0	—	(7.6)	—	—	—
Total derivatives designated as hedging instruments	$110.9

F-12

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2010

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $7.6 million has decreased interest expense for the first six months 2009 and thus fully off-sets the $(7.6) million fair value change related to the hedging instrument disclosed in the table above.

		Amount gain (loss) recognized in Consolidated Statement of Operations April-June 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$(1.2)	$—	$0.0
Cross currency interest rate swaps, less than 2 years	40.3	(2.5)	—	0.0
Foreign exchange swaps, less than 6 months	830.8	(1.0)	—	0.5
Total Derivatives not designated as hedging instruments	$891.4

		Amount gain (loss) recognized in Consolidated Statement of Operations January-June 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$(1.2)	$—	$0.0
Cross currency interest rate swaps, less than 2 years	40.3	(2.5)	—	0.0
Foreign exchange swaps, less than 6 months	830.8	0.8	—	0.1
Total Derivatives not designated as hedging instruments	$891.4

		Amount gain (loss) recognized in Consolidated Statement of Operations April-June 2009
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 3 years	$60.6	$0.9	$—	$0.0
Foreign exchange swaps, less than 6 months	993.2	(3.3)	0.2	—
Total Derivatives not designated as hedging instruments	$1,053.8

		Amount gain (loss) recognized in Consolidated Statement of Operations January-June 2009
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 3 years	$60.6	$(0.7)	$—	$0.1
Foreign exchange swaps, less than 6 months	993.2	(30.0)	0.0	—
Total Derivatives not designated as hedging instruments	$1,053.8

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2010

All amounts recognized in the Consolidated Statement of Operations related to derivatives, not designated as hedging instruments, relate to economic hedges and thus have been materially off-set by an opposite statement of operations effect of the related financial liabilities or financial assets.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short term maturity of these instruments. The fair value of long-term debt is determined either from quoted market prices as provided by participants in the secondary market or for long-term debt without quoted market prices, estimated using a discounted cash flow method based on the Company’s current borrowing rates for similar types of financing. The fair value of derivatives is estimated using a discounted cash flow method based on quoted market prices. The fair value and carrying value of debt is summarized in the table below. The discount rates for all derivative contracts are based on bank deposit or swap interest rates. Credit risk has been considered when determining the discount rates used for the derivative contracts which when aggregated by counterparty are in a liability position.

Fair Value of Debt

Long-term debt	June 30, 2010 Carrying value1)	June 30, 2010 Fair value	Dec. 31, 2009 Carrying value1)	Dec. 31, 2009 Fair value
Commercial paper	$56.0	$56.0	$117.6	$117.6
U.S. Private placement	411.5	442.4	406.5	413.0
Medium-term notes	117.3	124.3	124.8	131.8
Notes2)	97.2	118.0	146.4	181.5
Other long-term debt	26.8	26.8	25.4	25.5
Total	$708.8	$767.5	$820.7	$869.4

Short-term debt
Overdrafts and other short-term debt	$117.8	$117.8	$54.1	$54.1
Short-term portion of long-term debt	51.8	51.8	264.5	264.5
Total	$169.6	$169.6	$318.6	$318.6

1)	Debt as reported in balance sheet.
2)	Issued as part of the equity units offering (for further information, see Note 1.11).

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, including investments in affiliates, and restructuring liabilities (see Note 1.7).

The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2010

of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets. For restructuring obligations, the amount recorded represents the fair value of the payments expected to be made, and are discounted if the payments are expected to extend beyond one year.

As of June 30, 2010 the Company had $71 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 1.7). For the six months ended June 30, 2010 in connection with restructuring activities in Japan and Australia the Company has recorded impairment charges on certain of its long-lived assets, mainly machinery and equipment (for further information, see Note 1.7 Restructuring below). The impairment charges have reduced the carrying value of the assets to their fair value, as summarized in the table below.

		Fair Value Measurements Using
Description	Fair Value Period Ended June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Long-lived assets held for use	$0.0	$—	$—	$0.0	$(0.7)
Total losses	$0.0	$—	$—	$0.0	$(0.7)

Machinery and equipment with a carrying amount of $0.7 million was written down to its fair value of $0.0 million, resulting in an impairment charge of $0.7 million, which was included in the earnings for the three and six month periods ended June 30, 2010. There will be no future identifiable cash flows related to this group of impaired assets. No other significant impairment charges have been recorded during the three and six month periods ended June 30, 2010.

1.5 Income Taxes

For the first six months of 2010 the effective tax rate was 28.5%, compared with an effective tax benefit rate of 35.6% in the first six months of 2009. In the first six months of 2010, the impact of discrete tax items caused a 1.1% decrease to the effective tax rate. The net impact of discrete tax items in the first three months of 2010 was not material. The net impact of discrete tax items in the first six months of 2009 caused a 4.2% increase to the effective tax benefit rate. The net impact of discrete tax items in the second quarter of 2010 caused a 2.3% decrease to the effective tax rate for the quarter.

The Company files income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2003. With few exceptions, the Company is also no longer subject to income tax examination by U.S. state or local tax authorities for tax years prior to 2003. In addition, with few exceptions, the Company is no longer subject to income tax examinations by non-U.S. tax authorities for years before 2003. The Internal Revenue Service (IRS) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006. On March 31, 2009, the IRS field examination team issued an examination report in which the examination team proposed to increase the Company’s U.S. taxable income due to alleged incorrect transfer pricing in transactions between a U.S. subsidiary and other subsidiaries during the period 2003 through 2005. The Company, after consultation with its tax counsel, filed a protest to the examination report to seek review of the examination report by the Appeals Office of the IRS. By letter dated June 1, 2010, the Appeals Office team assigned to review the examination report informed the Company that it had concluded that the IRS should withdraw all of the adjustments that would have increased the Company’s taxable income due to alleged incorrect transfer pricing. Aspects of that decision are subject to review by the Appeals Technical Guidance Coordinator with responsibility for one of the principal transfer pricing issues that the examination report raised. In addition, the U.S. Congress Joint Committee on Taxation will review the proposed resolution in the context of its review of a refund the Company is claiming for this same period. The Company is neither able to estimate when these reviews will be completed nor assure their satisfactory outcome.

In addition, the IRS began an examination of the Company’s 2006-2008 U.S. income tax returns in the third quarter 2009. The Company is also undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of June 30, 2010, as a result of those tax examinations, the Company is not aware of any material proposed income tax adjustments.

The Company expects the completion of certain tax audits in the near term. If completed with satisfactory outcomes, which cannot be assured, it is reasonably possible that the completion of those audits and the determinations that could be made in other current audits would decrease by up to $22 million the unrecognized tax benefits in some future period or periods. In addition other audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2010

During the second quarter 2010, the Company recorded an increase of $0.5 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2010 related to unrecognized tax benefits of prior years. During the first quarter 2010, the Company recorded an increase of $0.4 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2010 related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $47.6 million recorded at June 30, 2010, $28.8 million is classified as current tax payable and $18.8 million is classified as non-current tax payable on the condensed consolidated balance sheet.

1.6 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserves:

	As of
	June 30, 2010	December 31, 2009
Raw materials	$197.9	$194.9
Work in progress	192.0	189.5
Finished products	115.8	104.6

Total	$505.7	$489.0

1.7 Restructuring

Restructuring provisions are made on a case by case basis and primarily include severance costs incurred in connection with headcount reductions and plant consolidations. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under existing credit facilities. The Company does not expect that the execution of these activities will have an adverse impact on its liquidity position. The tables below summarize the change in the balance sheet position of the restructuring reserves from December 31, 2008 to June 30, 2010.

Second quarter 2010

The employee-related restructuring provisions in the second quarter 2010 mainly relate to headcount reductions in Europe. The cash payments mainly relate to high-cost countries in Europe. The fixed asset impairment charges mainly relate to machinery and equipment in Japan and Australia. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Operations. The fixed asset impairments were charged against Cost of Sales in the Consolidated Statements of Operations. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2010 to June 30, 2010.

	March 31, 2010	Provision/ Charge	Provision/ Reversal	Cash payments	Non- cash	Translation difference	June 30, 2010
Restructuring employee-related	$92.1	$4.6	$(2.1)	$(17.9)	$—	$(5.6)	$71.1
Fixed asset impairment	—	0.7	—	—	(0.7)	—	—
Other	0.3	—	—	—	—	—	0.3
Total reserve	$92.4	$5.3	$(2.1)	$(17.9)	$(0.7)	$(5.6)	$71.4

First quarter 2010

The employee-related restructuring provisions in the first quarter 2010 mainly relate to headcount reductions in Europe. The cash payments mainly relate to high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Operations. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2009 to March 31, 2010.

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

June 30, 2010

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

	December 31, 2008	Provision/ Charge	Provision/ Reversal	Cash payments	Non- cash	Translation difference	December 31, 2009
Restructuring employee-related	$55.3	$133.6	$(5.7)	$(85.1)	$–	$2.0	$100.1
Fixed asset impairment	—	5.3	—	—	(5.3)	—	—
Other	0.4	—	—	(0.2)	—	—	0.2
Total reserve	$55.7	$138.9	$(5.7)	$(85.3)	$(5.3)	$2.0	$100.3

Action Program

The action program initiated in July 2008 (the Action Program) was finalized as of December 31, 2008 and the remaining reserves at the end of 2008 have substantially been paid during 2009. The Company has not initiated additional restructuring activities under this comprehensive program. The table above includes the cash payments and remaining reserves associated with the Action Program and such payments and remaining reserve are also separately disclosed in the table below.

	December 31, 2008	Provision/ Charge	Provision/ Reversal	Cash payments	Non- cash	Translation difference	December 31, 2009
Restructuring employee-related	$46.4	$—	$(3.8)	$(35.4)	$—	$0.1	$7.3
Other	0.2	—	—	(0.2)	—	—	—
Total reserve	$46.6	$—	$(3.8)	$(35.6)	$—	$0.1	$7.3

1.8 Product-Related Liabilities

The Company maintains reserves for product risks. Such reserves relate to product performance issues, including recall, product liability and warranty issues. The Company records liabilities for product-related risks when probable claims are identified and when it is possible to reasonably estimate the costs. Provisions for warranty claims are estimated based on prior experience, likely changes in performance of newer products and the mix and volume of the products sold. Cash payments have been made, in the past, for recall and warranty-related issues in connection with a variety of different products and customers. For further explanation, see Note 1.13 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions and cash paid for the three and six month periods ended June 30, 2010 mainly relate to recalls, while in 2009 provisions mainly relate to recalls and cash paid to warranty related issues.

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Reserve at beginning of the period	$30.7	$16.5	$30.6	$16.7
Provision	2.2	9.0	4.6	10.7
Cash payments	(6.6)	(1.5)	(8.4)	(2.8)
Translation difference	(0.6)	0.5	(1.1)	(0.1)

Reserve at end of the period	$25.7	$24.5	$25.7	$24.5

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2010

The Company has frozen participation in the U.S. pension plans to include only those employees hired as of December 31, 2003. The U.K. defined benefit plan is the most significant individual non-U.S. pension plan and the company has frozen participation to include only those employees hired as of April 30, 2003.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three and six month periods ended June 30, 2010 and June 30, 2009, respectively.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Service cost	$3.3	$3.7	$6.7	$7.3
Interest cost	3.9	3.8	7.7	7.4
Expected return on plan assets	(3.1)	(2.7)	(6.2)	(5.2)
Amortization prior service cost (credit)	(0.3)	(0.2)	(0.5)	(0.4)
Amortization of (gain) loss	1.2	1.5	2.4	3.0

Net Periodic Benefit Cost	$5.0	$6.1	$10.1	$12.1

1.10 Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) for the period and items charged directly to equity.

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income (loss)	$147.4	$(20.5)	$275.6	$(84.6)
Pension liability	2.1	0.8	2.2	1.7
Net change in cash flow hedges	0.2	(0.1)	0.4	(0.2)
Translation of foreign operations	(45.6)	57.5	(73.5)	6.9

Other comprehensive income (loss)	(43.3)	58.2	(70.9)	8.4
Comprehensive income (loss)	$104.1	$37.7	$204.7	$(76.2)
Less Comprehensive income (loss) attributable to non-controlling interest	3.0	1.5	2.5	(1.2)
Comprehensive income (loss) attributable to controlling interest	$101.1	$36.2	$202.2	$(75.0)

1.11 Equity and Equity Units Offering

On March 30, 2009, the Company sold, in an underwritten registered public offering, approximately 14.7 million common shares from treasury stock and 6.6 million equity units (the Equity Units), listed on the NYSE as Corporate Units, for an aggregate stated amount and public offering price of $235 million and $165 million, respectively. “Equity Units” is a term that describes a security that is either a Corporate Unit or a Treasury Unit, depending upon what type of note (either a Note or a Treasury Security, as described below) is used by the holder to secure the forward purchase contract. The Equity Units initially consisted of a Corporate Unit which is (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $25, on the purchase contract settlement date of April 30, 2012, subject to early settlement in accordance with the terms of the Purchase Contract and Pledge Agreement, a certain number (at the Settlement Rate outlined in the Purchase Contract and Pledge Agreement) of shares of Common Stock; and (ii) a 1/40, or 2.5%, undivided beneficial ownership interest in a $1,000 principal amount of the Company’s 8% senior notes due 2014 (the Senior Notes).

The Settlement Rate is based on the applicable market value of the Company’s common stock on the settlement date. The minimum and maximum number of shares to be issued under the purchase contracts is approximately 5.5 million and 6.6 million, respectively (giving effect to the exchange of Equity Units discussed below).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2010

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

In May and early June, pursuant to separately negotiated exchange agreements with holders representing an aggregate of approximately 2.3 million Equity Units, the Company issued an aggregate of approximately 3.1 million shares of Autoliv’s common stock from the treasury and paid an aggregate of approximately $7.4 million in cash to these holders in exchange for their Equity Units. While the remaining aggregate interest coupons for each Equity Unit amounts to $4, the average cost in these transactions was $3.14 per unit, a discount of 22%. Each of the separately negotiated exchanges is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. Following the exchanges, approximately 4.3 million Equity Units remain outstanding.

As a result of these transactions, the Company recognized approximately $12 million of debt extinguishment costs within its Consolidated Statement of Operations for the three months ended June 30, 2010.

1.12 Non-Controlling Interest

	Equity attributable to
	Parent	Non-controlling interest	Total
Balance at December 31, 2009	$2,388.2	$47.8	$2,436.0
Total Comprehensive Income:
Net income	273.0	2.6	275.6
Net change in cash flow hedges	0.4	—	0.4
Foreign currency translation	(73.4)	(0.1)	(73.5)
Pension liability	2.2	—	2.2

Total Comprehensive Income	202.2	2.5	204.7
Purchase of non-controlling interest by parent	(12.1)	(46.4)	(58.5)
Common Stock incentives	7.7	—	7.7
Cash dividends declared	(25.6)	—	(25.6)
Common stock Issue	57.2	—	57.2

Balance at June 30, 2010	$2,617.6	$3.9	$2,621.5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2010

1.13 Contingent Liabilities

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

In 1997, Autoliv AB (a wholly-owned subsidiary of Autoliv, Inc.) acquired Marling Industries plc (“Marling”). At that time, Marling was involved in a litigation relating to the sale in 1992 of a French subsidiary. In the litigation, the plaintiff has sought damages of €40 million (approximately $50 million) from Marling, claiming that Marling and another entity then part of the Marling group, had failed to disclose certain facts in connection with the 1992 sale and that such failure was the proximate cause of losses in the amount of the damages sought. In May 2006, a French court ruled that Marling (now named Autoliv Holding Limited) and the other entity had failed to disclose certain facts in connection with the 1992 sale and appointed an expert to assess the losses suffered by the plaintiff. Autoliv has appealed the May 2006 court decision and believes it has meritorious grounds for such appeal. While the appeal is pending, the financial expert appointed by the lower court has delivered his report. The report does not address the issue of the proximate cause of the losses, but assessed the losses to a maximum of €10 million (approximately $13 million). In our opinion it is not possible to give any meaningful estimate of any financial impact that may arise from the claim but it is possible (while we do not believe it is probable) that the final outcome of this litigation will result in a loss that will have to be recorded by Autoliv, Inc.

Product Warranty, Recalls and Intellectual Property

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

In its products, the Company utilizes technologies which may be subject to intellectual property rights of third parties. While the Company does seek to identify the intellectual property rights of relevance to its products, and to procure the necessary rights to utilize such intellectual property rights, we may fail to do so. Where the Company so fails, the Company may be exposed to material claims from the owners of such rights. Where the Company has sold products which infringe upon such rights, our customers may be entitled to be indemnified by us for the claims they suffer as a result thereof. Also such claims could be material.

On April 19, 2010, SEVA Technologies SA (“SEVA”) initiated actions against several employees and wholly-owned subsidiaries of Autoliv, Inc. in a French Court. In the actions, SEVA alleges that following preliminary acquisition discussions with SEVA starting in 2006, Autoliv’s subsidiaries misappropriated SEVA’s confidential information disclosed to such subsidiaries under a non-disclosure agreement in order to obtain a patent. SEVA is principally seeking to have SEVA declared the owner of the patent and certain former SEVA employees declared the inventors of the patent. SEVA has also alleged injuries of €22 million (approximately $28 million). Autoliv is investigating the matter but, to date, has not found any basis for any of SEVA’s claims.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2010

The table in Note 1.8 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and six month periods ended June 30, 2010 and June 30, 2009, respectively.

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

For the three and six month periods ended June 30, 2010, 4.5 million and 4.8 million shares, respectively, were included in the dilutive weighted average share amount related to the equity units. The potential number of shares which will be converted in the future related to the equity units varies between 5.5 million, if the Autoliv share price is $19.20 or higher, and 6.6 million, if the price is $16.00 or less, giving effect to the exchange of Equity Units discussed in Note 1.11.

Approximately 0.6 million common shares related to the Company’s Stock Incentive Plan, that could potentially dilute basic EPS in the future, are not included in the computation of the diluted EPS for the three and six month periods ended June 30, 2010 (see table below).

During the first six months of 2010 approximately 0.3 million shares from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings (losses) per share were:

(In millions)	Three months ended			Six months ended
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Weighted average shares basic	86.6	85.1		85.9	77.8
Effect of dilutive securities: - stock options/share awards	0.5	—		0.5	—
- equity units	4.5	—		4.8	—

Weighted average shares diluted	91.6	85.1	1)	91.2	77.8	1)

1)	No dilution for the first three and six month periods ended June 2009 due to net loss position.

1.15 Subsequent Events

There are no subsequent events noted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2009 Annual Report on Form 10-K filed with the SEC on February 19, 2010. Unless otherwise noted, all dollar amounts are in millions.

Autoliv is the world’s largest automotive safety system supplier with sales to all the leading vehicle manufacturers in the world. Autoliv develops, markets and manufactures airbags, seatbelts, safety electronics, steering wheels, anti-whiplash systems, child safety systems as well as night vision systems and other active safety systems. Autoliv accounts for more than one third of its market. Autoliv has manufacturing facilities in 29 vehicle-producing countries.

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

Non-GAAP financial measures

Some of the following discussions refer to non-GAAP financial measures: see “Organic sales”, “Operating working capital”, “Net debt”, “Leverage ratio” and “Interest coverage ratio”. Management believes that these non-GAAP financial measures assist investors in analyzing trends in the Company’s business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-GAAP financial measures in addition to, rather than as a substitute for, financial reporting measures prepared in accordance with GAAP. These non-GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to GAAP. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

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

KEY RATIOS

(Dollars in millions)

	Three months ended or as of June 30		Six months ended or as of June 30
	2010	2009	2010	2009
Operating working capital 1)	$405	$447	$405	$447
Capital employed 7)	$3,038	$3,240	$3,038	$3,240
Net debt 1)	$417	$917	$417	$917
Net debt to capitalization, % 1, 2)	14	28	14	28
Gross margin, % 3)	22.9	15.6	22.6	12.6
Operating margin, % 4)	12.7	(1.0)	12.1	(4.8)
Return on total equity, % 8)	22.9	(3.6)	21.8	(7.5)
Return on capital employed, % 9)	30.0	(1.4)	27.5	(6.0)
No. of employees at period-end 10)	31,983	29,868	31,983	29,868
Headcount at period-end 11)	41,099	33,369	41,099	33,369
Days receivables outstanding 5)	70	71	72	78
Days inventory outstanding 6)	30	39	31	43

1)	See tabular presentation reconciling this non-GAAP measure to GAAP below under the heading “Liquidity and Sources of Capital”
2)	Net debt in relation to net debt and total equity (including non-controlling interest)
3)	Gross profit relative to sales
4)	Operating income (loss) relative to sales
5)	Outstanding receivables relative to average daily sales
6)	Outstanding inventory relative to average daily sales
7)	Total equity and net debt
8)	Net income (loss) relative to average total equity
9)	Operating income and equity in earnings of affiliates, relative to average capital employed
10)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
11)	Employees plus temporary, hourly workers

THREE MONTHS ENDED JUNE 30, 2010 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2009

Market overview

During the three-month period April - June 2010, global light vehicle production (LVP) is estimated by IHS (CSM) to have increased by 29% compared to the same quarter 2009. This was 8 percentage points better than IHS (CSM) expected at the beginning of the quarter. LVP in the Triad (i.e. North America, Europe and Japan), where Autoliv generates almost 80% of its sales, is estimated to have risen by 31%.

In Europe, where Autoliv derives close to 40% of its revenues, LVP is estimated to have recovered by 13% from the low level in the same quarter 2009. In Western Europe, the increase was 12% and in Eastern Europe 18%.

In North America, which accounts for nearly 30% of revenues, LVP recovered by 73%. Production of passenger cars recovered by 52% and production of light trucks by 93%. Chrysler nearly quadrupled its production, while General Motors (GM) and Ford increased their production by 89% and 46%, respectively. Asian and European vehicle manufacturers increased their production in the region by 47%.

In Japan, which accounts for one tenth of Autoliv’s consolidated sales, LVP recovered by 31%. The recovery was especially strong for vehicles for export to markets in North America and Western Europe.

In the Rest of the World (RoW), which accounts for more than 20% of sales, LVP grew by 27%, primarily due to increases of 24% in China and 32% in India. LVP in the important Korean market, where the average safety content per vehicle is higher than in India and China, increased by 35%.

Consolidated Sales

The Company has substantial operations outside the United States and currently more than 80% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S. dollar exchange rates. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

	Reconciliation of the change in “Organic sales” to GAAP financial measure
	Components of net sales increase (decrease) Three months ended June 30, 2010 (Dollars in millions)
	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	12.8	81.8	81.7	208.7	79.7	76.6	55.7	112.9	40.2	480.0
Effect of exchange rates	(4.9)	(31.4)	1.4	3.6	5.6	5.5	5.6	11.4	(0.8)	(10.9)
Impact of acquisitions/divestments	0.7	4.2	19.8	50.7	—	—	41.5	84.1	11.6	139.0
Reported net sales change	8.6	54.6	102.9	263.0	85.3	82.1	102.8	208.4	51.0	608.1

Consolidated net sales increased by 51% to $1,802 million compared to the same quarter in 2009. Acquisitions added 12% (see Other Significant Events), while currency effects had a negative impact of 1%. Consequently, organic sales (non-U.S. GAAP measure, see table above) increased by 40%.

In April, organic sales were expected to grow by at least 30%. However, the recovery in global LVP was sharper than expected. In addition, it included a more favorable mix than anticipated. Autoliv’s outperformance relative to LVP was therefore stronger than expected.

Sales to GM, Ford and Nissan contributed the most to the growth in the Company’s sales revenues, while the highest growth rates were recorded in the sales to Chrysler, Mitsubishi, GM, Hyundai/KIA and Nissan.

Sales by Product

Sales of airbag products (including steering wheels and electronics) rose by 60% to $1,207 million. Acquisitions added 15%, while currency effects reduced sales by 1%. Consequently, organic sales of airbag products grew by 46%, which was 15 percentage points higher than the increase in LVP in the Triad, which is the main market for airbags. Autoliv’s strong performance was due to new business with Hyundai/KIA, GM, Chrysler and Ford, as well as to a strong sales recovery in Japan, especially with Nissan, Mitsubishi and Honda.

Sales of seatbelt products (including seat sub-systems) increased by nearly 36% to $595 million. Acquisitions added 6%, while currency effects reduced sales by less than 1%. Consequently, organic sales of seatbelt products rose by 30% compared to the 29% increase in global LVP. Autoliv’s sales were driven by a positive LVP mix and new business with Hyundai/KIA and GM, as well as strong sales recoveries with Honda, Renault, Nissan, Chrysler and Mitsubishi.

Sales by Region

Sales from Autoliv’s European companies increased by 9% to $694 million. Acquisitions added 1%, while currency effects had a negative impact of 5%. Organic sales therefore rose by 13%, in line with the recovery in European LVP. Autoliv’s sales were mainly driven by new business for Renault’s Fluence and high demand for Mercedes’s E-class and C-class, BMW’s 5-Series and for Volvo’s XC90.

Sales from Autoliv’s North American companies increased by 103% to $519 million primarily due to the strong recovery in LVP. Acquisitions added 20% and currency effects 1% due to a stronger Mexican peso. Organic sales growth of 82% was 9 percentage points higher than the recovery in the North American light vehicle production. Autoliv’s better-than-the-market performance was due to a favorable mix mainly as a result of GM’s and Chrysler’s strong recoveries as well as Ford’s outperformance of North American LVP. Significant contributors to Autoliv’s sales performance were Chevrolet’s Silverado, Equinox and Traverse; Ford’s Escape, E-series and F-series Super Duty; and Jeep’s Patriot, Compass and Grand Cherokee.

Sales from Autoliv’s companies in Japan rose by 85% to $178 million. Currency effects added almost 6%. Organic sales growth of nearly 80% was 2.5 times higher than the recovery in Japanese LVP. This was mainly due to the strong recovery in the production of vehicles that had dropped the most last year. These were premium cars, SUVs and other vehicles with high safety content for the North American and West European markets. Autoliv benefited particularly from strong recoveries for Mitsubishi’s Outlander and the launch of the new Mitsubishi RVR and recoveries for Toyota’s larger SUVs and from the ramp up of production of the Prius, Alphard and Mark X. Sales were also driven by strong demand for Lexus’s LX470 and GX; Subaru’s Legacy; Honda’s StepWagon, Accord, CRV and Freed; Mazda’s 2, 3, 6 and CX; and Nissan’s Serena, Rogue, X-Trail, Tiida, and Safari.

Sales from Autoliv’s companies in the Rest of the World (RoW) increased by 103% to $411 million. Acquisitions and currency effects added almost 42% and almost 6%, respectively. The organic sales increase of nearly 56% was more than twice as high as the increase in the region’s LVP. Autoliv’s strong performance reflects organic sales increases of 75% in China and 29% in South America, which was 51 percentage points and 16 points, respectively, higher than the LVP growth in these markets. In China, sales were driven by new business for Geely’s Emgrand EC7; Great Wall’s CoolBear, Hover, I7 and Voleex C30; FAW’s Besturn; and Jianghuai’s Rein. In South America, sales were mainly driven by Volkswagen’s Gol and sales to Scania.

Earnings for the Three-Month Period Ended June 30, 2010

For the second quarter 2010, Autoliv reported the highest quarterly gross profit, gross margin, operating income, operating margin, income before taxes, net income as well as earning per share in the Company’s history. These records reflect our ongoing restructuring efforts.

Gross profit more than doubled to $412 million from $186 million in the second quarter 2009. Gross margin improved to 22.9% from 15.6%. The margin improvement reflects higher sales (especially of products with higher value-added), as well as the positive result of our restructuring efforts and savings in component sourcing. Gross profit and gross margin were boosted by a $4 million one-time revenue for subcontracting services.

Operating income improved by $241 million to $229 million due to the gross profit increase of $226 million and $29 million lower restructuring charges. These positive effects were partially offset by $10 million higher Research, Development and Engineering (RD&E) expense, net and $8 million higher Selling, General & Administrative (SG&A) expense. However, in relation to sales, SG&A expense was reduced to 4.5%, one of the lowest levels ever. Operating margin improved to 12.7%, which is a new all-time-high exceeding our previous record of 11.4% recorded in the first quarter this year.

Income before taxes improved by $234 million to $206 million due to the $241 million improvement in operating income. This was partially offset by an approximately $12 million negative effect from accelerated exchanges of equity units (see Other Significant Events below), while lower interest expense, net had a $4 million favorable effect.

Net income attributable to controlling interest improved by $167 million to $146 million from a loss of $21 million in the second quarter 2009. Income tax expense was $58 million which resulted in an effective tax rate of 28.4%. In the second quarter of 2009, there was an income tax benefit of $7 million.

Earnings per share rose by $1.84 to $1.60 assuming dilution, primarily as a result of the swing in pre-tax earnings from a loss in the second quarter 2009. The weighted average number of shares outstanding rose by 8% to 91.6 million from the same quarter 2009 when there was no dilution due to the loss.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2009

Market overview

During the six-month period January - June 2010, light vehicle production (LVP) increased by 39% globally and by 40% in the Triad.

In Europe, light vehicle production increased by 24%. In Western Europe the increase was 24% and in Eastern Europe 25%.

In North America, light vehicle production recovered by 72%, primarily due to GM, Ford and Chrysler increasing their LVP by 81%. Asian and European vehicle manufacturers increased their LVP in North America by 61%.

In Japan, light vehicle production increased by 42% in the six-month period.

In the Rest of the World (RoW) light vehicle production increased by 39%.

Consolidated Sales

The Company has substantial operations outside the United States and currently more than 80% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S. dollar exchange rates. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2010

(Dollars in millions)

	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	20.0	227.9	89.6	412.2	97.1	175.6	75.3	257.2	50.6	1,072.9
Effect of Production days	3.9	44.4	3.9	17.9	3.9	7.1	3.9	13.3	3.9	82.7
Effect of exchange rates	0.5	5.3	2.3	10.5	4.4	7.9	7.7	26.4	2.4	50.1
Impact of acquisitions/ divestments	0.7	8.5	22.6	103.9	—	—	24.6	84.1	9.3	196.5
Reported net sales change	25.1	286.1	118.4	544.5	105.4	190.6	111.5	381.0	66.2	1,402.2

For the year’s first six months, consolidated sales increased by 66% to $3,522 million. Currency effects added 2% and acquisitions 9%. Additionally, three more production days in the first quarter added 4% (“the production day effect”). Consequently, organic sales increased by 51% which was 12 percentage points higher than the increase in global LVP.

Sales by Product

Sales of airbag products increased by 75% to $2,353 million. Currency effects added 2%, the production day effect added 4% and acquisitions 12%. The organic sales increase of 57% was 17 percentage points higher than LVP increase in the Triad.

Sales of seatbelt products rose by 50% to $1,170 million including the production day effect of 4%. Currency effects added 3% and acquisitions 4%. The organic growth of almost 40% was in line with the increase in global LVP.

Sales by Region

Sales from Autoliv’s European companies increased by 25% to $1,424 million. Currency effects and acquisition effects added an aggregate of 1%. The production day effect was 4%. Organic sales therefore increased by 20%.

Sales from Autoliv’s North American companies increased by 118% to $1,004 million. Currency effects added 2%, the production day effect 4% and acquisition effect 23%. Organic sales increase of nearly 90% was 18 percentage points higher than the increase in North American LVP. This was mainly due to new business for Ford, Chrysler and Chevrolet.

Sales from Autoliv’s companies in Japan increased by 105% to $371 million including favorable currency effects of 4% and the production day effect of 4%. Organic sales growth of 97% was 55 percentage points higher than the Japanese LVP increase due to higher market share and a sharper recovery in the production of vehicles with higher safety content than for low-end vehicles.

Sales from Autoliv’s companies in the RoW increased by 112% to $723 million including the production day effect of 4%, favorable currency effects of 8% and acquisition effect of 25%. The organic sales increase of 75% was 36 percentage points higher than the growth in LVP, mainly due to the Chinese market and a favorable LVP mix primarily as a result of recent launches with Geely, GreatWall, GM, Honda, Peugeot and Citroën.

Earnings for the Six-Month Period Ended June 30, 2010

Gross profit increased by $529 million to $796 million and gross margin to 22.6% from 12.6% due to higher sales and savings effects from our restructuring activities and other cost reduction efforts.

Operating income improved by $526 million to $425 million from a loss of $101 million. Operating margin improved to 12.1% from (4.8%) for the same period 2009.

Income before taxes increased by $517 million to $385 million due to the $526 million improvement in operating income. This improvement was partially offset by the $12 million negative effect from the equity unit exchange. Lower interest expense, net due to lower net debt had a favorable effect of $6 million.

Net income attributable to controlling interest improved by $357 million to $273 million from a loss of $84 million. Income tax expense was $110 million, net of discrete items of $4 million, resulting in an effective tax rate of 28.5%. For the six-month period last year, income taxes were a benefit of $47 million including $6 million from discrete items.

Earnings per share improved by $4.07 to $2.99 assuming dilution from a loss of $1.08 in the same period 2009. The average number of shares outstanding increased by 17% to 91.2 million, primarily as a result of the sale of treasury shares in March 2009 and an increased dilutive effect from the equity units. The higher number of shares outstanding had a 52 cent negative effect on earnings per share.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations during the second quarter 2010 amounted to $251 million. This was the second highest level ever despite payments of $18 million for restructuring activities. During the same quarter 2009, cash flow was $127 million including restructuring payments of $21 million. During the first six months 2010, operations generated $400 million in cash and $249 million before financing compared to $119 million and $56 million during the first six months 2009. Capital expenditures, net amounted to $83 million and depreciation and amortization to $145 million during the first six months 2010, compared to $66 million and $150 million, respectively, last year.

Acquisitions and other, net was $9 million in the second quarter 2010, compared to divestitures of $1 million in the second quarter 2009. Capital expenditures, net of $47 million were $15 million more in the second quarter 2010 than during the same quarter 2009, but $24 million less than depreciation and amortization in the quarter.

The Company uses the non-GAAP measure “Operating working capital” as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are by contrast managed as part of the Company’s overall debt management but they are not part of the responsibilities of day-to-day operations’ management.

Reconciliation of “Operating working capital” to GAAP financial measure (Dollars in millions)
	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
Total current assets	$2,455.5	$2,289.0	$2,179.6	$1,831.6
Total current liabilities	(1,793.7)	(1,698.5)	(1,693.5)	(1,224.5)

Working capital	661.8	590.5	486.1	607.1
Cash and cash equivalents	(459.4)	(302.3)	(472.7)	(311.1)
Short-term debt	169.6	134.5	318.6	150.9
Derivative (asset) and liability, current	7.7	2.8	3.4	(3.2)
Dividends payable	25.6	—	—	2.9

Operating working capital	$405.3	$425.5	$335.4	$446.6

During the second quarter 2010, operating working capital (non-U.S. GAAP measure, see table above) decreased to 6.2% of sales from 7.2%, despite payments of $18 million from restructuring reserves. The Company has the policy that working capital in relation to last 12-month sales should not exceed 10%. The low working capital ratio is partially a reflection of higher-than-normal restructuring reserves.

Account receivables decreased in relation to days sales outstanding to 70 from 72 days on March 31, and days inventory outstanding to 30 from 32 days.

The Company uses the non-GAAP measure “Net debt” as defined in the table below in its communication with investors regarding its capital structure and as the relevant metric monitoring its overall debt management. The reconciling items used to derive this measure are managed as part of overall debt management. This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

In addition, as part of efficiently managing the Company’s overall cost of funds, we routinely enter into “debt-related derivatives” (DRD) as part of our debt management. The most notable DRD’s were entered into in connection with the 2007 issue of U.S. Private Placements (see page 38 of the Company’s 2009 Annual Report on Form 10-K filed with the SEC on February 19, 2010). Creditors and credit rating agencies use net debt adjusted for DRD’s in their analyses of the Company’s debt and therefore we provide this non-U.S. GAAP measure. By adjusting for DRD’s, the total economic liability of net debt is disclosed without grossing it up with currency or interest fair market values that are offset by DRD’s reported in other balance sheet captions.

Reconciliation of “Net debt” to GAAP financial measure (Dollars in millions)
	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
Short-term debt	$169.6	$134.5	$318.6	$150.9
Long-term debt	708.8	792.5	820.7	1,088.3

Total debt	878.4	927.0	1,139.3	1,239.2
Cash and cash equivalents	(459.4)	(302.3)	(472.7)	(311.1)
Debt-related derivatives	(2.2)	(5.4)	(4.5)	(10.9)

Net debt	$416.8	$619.3	$662.1	$917.2

The Company’s net debt (non-U.S. GAAP measure, see table above) declined by $202 million to $417 million at the end of the second quarter 2010 despite total acquisition payments of $58 million, restructuring payments of $18 million and $8 million for exchange of equity units. Gross interest-bearing debt was reduced by $49 million to $878 million at the end of June 2010. The sharp debt reductions reflect both the strong cash flow and a $54 million effect from the exchange of equity units.

The non-GAAP measure net debt is also used in the non-GAAP measure “Leverage ratio” which together with the non-GAAP measure “Interest coverage ratio” constitute the Company’s debt limitation policy. Management uses this measure to analyze the amount of debt the Company should incur. This policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. These measures corresponded, until December 2004, to the financial covenants in the Company’s Revolving Credit Facility. Although these covenants no longer exist, the Company believes investors remain interested in these measures. For details on leverage ratio and interest coverage ratio, refer to the tables below that reconcile these two non-GAAP measures to GAAP measures.

Reconciliation of “Leverage ratio” to GAAP financial measure (Dollars in millions)

	June 30, 2010	June 30, 2009	Dec 31, 2009
Net debt 2)	$416.8	$917.2	$662.1
Senior notes 3)	(97.2)	(142.2)	(146.4)
Pension liabilities	113.4	109.0	109.2
Net debt per the policy	$433.0	$884.0	$624.9
Income before income taxes 4)	$522.0	$(130.8)	$5.5
Plus: Interest expense, net 1, 4, 5)	68.4	63.5	62.2
Depreciation and amortization of intangibles (incl. impairment write-offs) 4)	309.2	326.3	314.3
EBITDA per the Policy 4)	$899.6	$259.0	$382.0
Net debt to EBITDA ratio	0.5	3.4	1.6

1)	Interest expense, net, is interest expense less interest income.
2)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3)	Debt portion of the equity units offering (for further information see Note 1.11).
4)	Latest 12-months.
5)	Includes loss on extinguishment of debt.

Reconciliation of “Interest coverage ratio” to GAAP financial measure (Dollars in millions)

	June 30, 2010	June 30, 2009	Dec 31, 2009
Operating income 2)	$594.4	$(70.0)	$68.9
Amortization of intangibles (incl. impairment write-offs) 2)	20.4	23.3	23.1
Operating profit per the Policy 2)	$614.8	$(46.7)	$92.0
Interest expense, net 1, 2, 3)	68.4	63.5	62.2
Interest coverage ratio	9.0	(0.7)	1.5

1)	Interest expense, net, is interest expense less interest income.
2)	Latest 12-months.
3)	Includes loss on extinguishment of debt.

Autoliv’s policy is to maintain a leverage ratio significantly below 3.0 times and an interest-coverage ratio significantly above 2.75 times. The Company’s leverage ratio was 0.5 times on June 30, while interest coverage ratio was 9.0 times. Leverage ratio is measured as adjusted net debt in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Interest coverage is defined as operating income (excluding amortization of intangibles) in relation to interest expense, net (including cost for extinguishment of debt). Adjusted net debt includes pension liabilities but excludes the debt from equity units since these funds are regarded as equity by Standard & Poor’s due to the fact that the purchase contracts of the equity units are binding and not revocable. Net debt to capitalization ratio declined to 14% from 20% at the end of previous quarter. Due to the strong cash flow and the exchange of equity units, net debt decreased by $245 million to $417 million during the first six months 2010, despite total acquisition payments of $137 million. Gross interest-bearing debt decreased by $261 million during the first six months 2010. Net debt to capitalization was 14% compared to 21% at the beginning of the year.

Total equity improved by $88 million to $2,621 million during the second quarter 2010, mainly due to net income of $147 million and the exchange of equity units of $57 million. This was partially offset by currency effects of $46 million, by $50 million from acquiring the non-controlling interest in Norma and by $26 million due to an accrual for the third-quarter dividend. Total parent shareholders’ equity was $2,618 million corresponding to $29.58 per share. The exchange of equity units increased the number of shares outstanding by 3 million to 88.5 million during the second quarter 2010. Total equity increased by $186 million during the first six months 2010, mainly as a result of the $276 million net income and the $57 million effect of the equity unit exchange. During the first six months 2010 the equity was negatively affected primarily by $73 million from currency effects, by $50 million from acquiring the non-controlling interest in Norma and by $26 million from an accrual for the third-quarter dividend.

For the first six months 2010 the return on total equity was 22% and return on capital employed 28%. These levels were the highest returns recorded in the Company’s history.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (permanent employees and temporary personnel) increased by 1,400 during the quarter to 41,100 and by 3,200 during the first six months (600 was due to acquisitions). During the quarter, headcount in high-cost countries increased by 400, despite the sharp sales recoveries in North America, Europe and Japan. Virtually all of these new associates were temporary personnel for manufacturing. Although a few associates were hired in R,D&E or production overhead, none were permanent employees. Headcount in S,G&A declined slightly.

Currently, 60% of total headcount is in low-cost countries, 70% are direct workers in manufacturing and 22% are temporary personnel which increases our flexibility in the cyclical automotive industry. A year ago, these ratios were 55%, 63% and 10%, respectively.

Outlook

The latest forecasts from IHS (CSM) indicate an increase in global LVP of 7% in the third quarter compared to the same quarter 2009 with an increase of 23% in North America, but with a decrease of 7% in Europe. For the remaining six months of the year, IHS (CSM) predicts a 2% increase in global LVP compared to the same period 2009 but a 7% sequential dip, largely traditional seasonality effects, compared to this year’s first six months,.

Based on IHS’s forecast and customer call-offs for the third quarter and IHS’s forecast for the rest of the year, Autoliv’s organic sales are expected to continue to outperform global LVP by growing at least 20% in the quarter and by approximately 28% for the full year. Acquisitions are expected to add 9% both in the quarter and for the full year, while currency effects are expected to have a negative impact of 6% in the quarter and 3% for the full year. Consequently, consolidated sales are expected to increase close to 25% in the third quarter and, based on the current IHS production forecast, the Company indicates a net sales increase of close to 35% for the full year. The production day effect will have a negative impact in the fourth quarter offsetting the positive effect from the first quarter.

An operating margin of at least 10% is expected for the third quarter, while the indication for the full year is an operating margin of more than 11%, given current assumptions.

The projected effective tax rate for the remainder of the year is estimated to be around 30%.

OTHER RECENT EVENTS

Launches in the 2nd quarter 2010

•	Audi’s new A1; Driver airbag with steering wheel and passenger airbag

•	Dacia’s new Duster; Side airbags and seatbelts with pretensioners

•	Ford’s new Figo; Driver airbag with steering wheel, passenger airbag and seatbelts

•	Jeep’s new Grand Cherokee; Passenger airbag, driver knee airbags, side airbags, inflatable curtains and active safety electronics (anti-collision radar)

•	KIA’s new Sportage; Driver airbag, passenger airbag, side airbags, inflatable curtains, seatbelts with pretensioners and safety electronics

•	Nissan’s new Juke; Seatbelts with pretensioners

•	Opel’s new Meriva; Side airbags, inflatable curtains and safety electronics

•	Saab’s new 9-5; Driver airbag with steering wheel and passenger airbag

•	Volvo’s new S60; Passenger airbag, side airbags, inflatable curtains, seatbelts with pretensioners and seat structures

Other Significant Events

•

The company has accelerated the exchange of 36% of the equity units resulting in the issuance of 3,058,735 shares of Autoliv’s common stock from its treasury, and the payment of $8 million in cash. This reduced net debt by $54 million and increased equity by $57 million. As a result of these transactions, the Company recorded a $12 million financial expense in the quarter but will save $16 million in interest expense through April 2012.

•

The quarter has been favorably impacted by the fact that former Delphi contracts in Asia, North America and Europe were re-sourced to Autoliv towards the end of last year and in the first quarter this year. Autoliv also acquired certain assets related to these airbag, steering wheel and seatbelt contracts. These contracts are expected to add $275 million to consolidated sales during the remaining six months of the year.

•

Autoliv has also made two other acquisitions. In Japan, the remaining 40% of the shares in Autoliv’s inflator subsidiary were acquired. This consolidated subsidiary has sales of $35 million to other Autoliv companies. Also in the first quarter, Autoliv acquired Visteon’s automotive radar business, which has sales of approximately $2 million.

•	In the second quarter, Autoliv acquired the remaining 49% of the shares in its Estonian subsidiary AS Norma for $50 million.

•	In June, Autoliv signed the agreements for two new revolving credit facilities equivalent to approximately $450 million with maturities of five to seven years.

Dividend Resumption and Next Report

As previously announced, the Company has decided to resume the payments of dividends to shareholders by declaring a quarterly dividend of 30 cents per share for the third quarter 2010. The dividend will be payable on September 2 to shareholders of record on August 5. The ex-date, when the shares will trade without the right to the dividend, will be August 3.

Autoliv intends to publish the quarterly report for the third quarter 2010 on Tuesday October 26.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2010, the Company’s future contractual obligations have not changed materially from the amounts reported in the 2009 Annual Report on Form 10-K filed with SEC on February 19, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2010, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on February 19, 2010.

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

PART II—OTHER INFORMATION

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

For further discussion of legal proceedings, see Note 1.13 Contingent Liabilities to the Unaudited Consolidated Financial Statements – Legal Proceedings included in this quarterly report on Form 10-Q.

ITEM 1A.	RISK FACTORS

The risk factor set forth below is in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010, which includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations, and is herein incorporated by reference.

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

Stock repurchase program

During the second quarter of 2010, Autoliv made no stock repurchases. Since the repurchasing program was adopted in 2000, Autoliv has bought back 34.3 million shares at an average cost of $42.93 per share. Under the existing authorizations, another 3.2 million shares may be repurchased. We have suspended our share repurchases since we believe it is prudent to preserve cash in order to maintain a strong cash position in the current uncertain financial and business environment as well as to possibly take advantage of potential market opportunities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on form 10-Q, filed on May 14, 1997.

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

10.21*	Facility Agreement, dated June 22, 2010, between Autoliv AB, a wholly owned Swedish subsidiary of Autoliv, Inc., and Nordea.

10.22*	Facility Agreement, dated June 22, 2010, between Autoliv AB, a wholly owned Swedish subsidiary of Autoliv, Inc., and Swedish Export Credit Corporation and SEB.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2010

AUTOLIV, INC.

(Registrant)

By:	/S/ MATS WALLIN
Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)