Form 10-Q
period 2010-09-30
AUTOLIV INC
filed 2010-10-26
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 20, 2010, there were 88,716,667 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net sales
- Airbag products	$1,173.4	$858.0	$3,525.9	$2,199.6
- Seatbelt products	567.5	467.9	1,737.3	1,246.4

Total net sales	1,740.9	1,325.9	5,263.2	3,446.0
Cost of sales	(1,367.1)	(1,087.1)	(4,093.9)	(2,940.5)

Gross profit	373.8	238.8	1,169.3	505.5
Selling, general & administrative expenses	(76.0)	(76.5)	(238.9)	(222.1)
Research, development & engineering expenses, net	(88.6)	(82.7)	(273.9)	(241.9)
Amortization of intangibles	(4.9)	(5.7)	(13.8)	(17.3)
Other income (expense), net	(2.2)	(13.9)	(16.1)	(65.2)

Operating income (loss)	202.1	60.0	626.6	(41.0)
Equity in earnings of affiliates	1.7	1.4	3.7	3.4
Interest income	0.9	0.7	2.5	4.5
Interest expense	(13.5)	(18.3)	(41.3)	(54.3)
Loss on extinguishment of debt	—	—	(12.1)	—
Other financial items, net	(1.6)	(4.6)	(4.7)	(4.8)

Income (loss) before income taxes	189.6	39.2	574.7	(92.2)
Income tax (expense) benefit	(48.5)	(5.5)	(158.0)	41.3

Net income (loss)	$141.1	$33.7	$416.7	$(50.9)
Less net income attributable to non-controlling interests	1.0	0.9	3.6	0.4

Net income (loss) attributable to controlling interest	$140.1	$32.8	$413.1	$(51.3)
Net earnings (loss) per share – basic	$1.58	$0.39	$4.76	$(0.64)
Net earnings (loss) per share – diluted	$1.51	$0.37	$4.50	$(0.64)
Weighted average number of shares outstanding, net of treasury shares (in millions)	88.6	85.1	86.8	80.2
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	92.8	89.1	91.8	80.2
Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	88.7	85.1	88.7	85.1
Cash dividend per share – declared	$0.35	$—	$0.65	$—
Cash dividend per share – paid	$0.30	$—	$0.30	$0.21

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash & cash equivalents	$487.2	$472.7
Receivables, net	1,453.1	1,053.1
Inventories, net	564.3	489.0
Other current assets	166.9	164.8

Total current assets	2,671.5	2,179.6
Property, plant & equipment, net	1,016.8	1,041.8
Investments and other non-current assets	226.2	235.5
Goodwill	1,615.1	1,614.4
Intangible assets, net	114.0	114.3

Total assets	$5,643.6	$5,185.6
Liabilities and equity
Short-term debt	$156.2	$318.6
Accounts payable	981.1	771.7
Accrued expenses	530.5	440.4
Other current liabilities	243.6	162.8

Total current liabilities	1,911.4	1,693.5
Long-term debt	680.0	820.7
Pension liability	118.3	109.2
Other non-current liabilities	126.8	126.2

Total non-current liabilities	925.1	1,056.1
Total parent shareholders’ equity	2,798.0	2,388.2
Non-controlling interests	9.1	47.8

Total equity	2,807.1	2,436.0
Total liabilities and equity	$5,643.6	$5,185.6

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Nine months ended
	September 30, 2010	September 30, 2009
Operating activities
Net income (loss)	$416.7	$(50.9)
Depreciation and amortization	213.7	227.8
Other, net	38.7	9.2
Changes in operating assets and liabilities	(71.0)	62.3

Net cash provided by operating activities	598.1	248.4
Investing activities
Capital expenditures	(145.8)	(96.0)
Proceeds from sale of property, plant and equipment	3.7	6.4
Acquisitions of businesses and other, net	(73.5)	(2.5)

Net cash used in investing activities	(215.6)	(92.1)
Financing activities
Net decrease in short-term debt	(180.7)	(202.3)
Issuance of long-term debt	—	564.4
Repayments and other changes in long-term debt	(115.6)	(820.8)
Dividends paid	(26.6)	(14.8)
Cash paid for extinguishment of debt	(8.3)	—
Common stock and purchase contract issue, net	—	236.8
Common stock options exercised	13.2	0.7
Non-controlling interests’ share of dividends paid	—	(3.0)
Acquisition of subsidiary shares from non-controlling interest	(63.7)	(4.6)

Net cash used in financing activities	(381.7)	(243.6)
Effect of exchange rate changes on cash and cash equivalents	13.7	28.3

Increase (decrease) in cash and cash equivalents	14.5	(59.0)
Cash and cash equivalents at beginning of period	472.7	488.6

Cash and cash equivalents at end of period	$487.2	$429.6

See “Notes to unaudited condensed consolidated financial statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2010

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

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 19, 2010.

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

1.2 New Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2010:

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No.167, Amendments to FASB Interpretation No.46(R), primarily codified into Accounting Standards Codification (ASC) Topic 810, Consolidation. This guidance requires that the assessment of whether an entity has a controlling financial interest in a variable interest entity (VIE) must be performed on an ongoing basis. This guidance also requires that the assessment to determine if an entity has a controlling financial interest in a VIE must be qualitative in nature, and eliminates the quantitative assessment required in FIN 46(R). This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010. The adoption of this guidance had no effect on the Company’s consolidated financial statements for the three and nine month periods ended September 30, 2010.

1.3 Business Acquisitions

As of March 31, 2010, Autoliv acquired Delphi’s Occupant Protection Systems (OPS) operations in Korea and China for $73 million. The assets and liabilities assumed from these businesses were included in the Company’s consolidated financial statements as of March 31, 2010. The purchase price allocation is preliminary as of September 30, 2010. The results from the operations have been included in the consolidated financial statements from April 1, 2010.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2010

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

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Operations along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the Consolidated Statement of Operations when the hedge transaction affects net earnings. There were no material reclassifications from OCI to the Consolidated Statement of Operations during the three and nine month periods ended September 30, 2010 and, likewise, no material reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial.

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

The following tables summarize the valuation of the Company’s derivatives by the above noted pricing observability levels:

		Fair Value Measurements at September 30, 2010
		Using
Description	Total carrying amount in Consolidated Balance Sheet September 30, 2010	Level 1	Level 2	Level 3
Assets
Derivatives	$25.0	—	$25.0	—
Total Assets	$25.0	—	$25.0	—
Liabilities
Derivatives	$13.8	—	$13.8	—
Total Liabilities	$13.8	—	$13.8	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2010

		Fair Value Measurements at December 31, 2009
		Using
Description	Total carrying amount in Consolidated Balance Sheet December 31, 2009	Level 1	Level 2	Level 3
Assets
Derivatives	$17.3	—	$17.3	—
Total Assets	$17.3	—	$17.3	—
Liabilities
Derivatives	$13.1	—	$13.1	—
Total Liabilities	$13.1	—	$13.1	—

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

		Fair Value Measurements at September 30, 2010
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$54.1	$—	$5.9	Other current liabilities
Interest rate swaps, less than 10 years (fair value hedge)	60.0	13.6	—	Other non current asset
Total derivatives designated as hedging instruments	$114.1	$13.6	$5.9
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$2.1	$—	Other current assets
Cross currency interest rate swaps, less than 2 years	40.3	4.5	—	Other non-current assets
Foreign exchange swaps, less than 6 months	1,140.6	4.8	7.9	Other current assets/ liabilities
Total derivatives not designated as hedging instruments	$1,201.2	$11.4	$7.9
Total derivatives	$1,315.3	$25.0	$13.8

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2010

		Fair Value Measurements at December 31, 2009
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$52.5	$2.3	$4.5	Other current assets/ current liabilities
Interest rate swaps, less than 10 years (fair value hedge)	60.0	6.5	—	Other non-current asset
Total derivatives designated as hedging instruments	$112.5	$8.8	$4.5
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$0.5	$—	Other current assets
Cross currency interest rate swaps, less than 2 years	40.3	1.1	—	Other non-current assets
Foreign exchange swaps, less than 6 months	1,379.3	6.9	8.6	Other current assets/ liabilities
Total derivatives not designated as hedging instruments	$1,439.9	$8.5	$8.6
Total derivatives	$1,552.4	$17.3	$13.1

		Amount gain (loss) recognized in Consolidated Statement of Operations July-September 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$54.1	$0.5	$—	$—	$(0.2)	$—
Interest rate swaps, less than 10 years (fair value hedge)	60.0	—	2.1	—	—	—
Total derivatives designated as hedging instruments	$114.1

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $(2.1) million has increased interest expense for the third quarter 2010 and thus fully off-sets the $2.1 million fair value change related to the hedging instrument disclosed in the table above.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2010

		Amount gain (loss) recognized in Consolidated Statement of Operations January-September 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 years (cash flow hedge)	$54.1	$(4.0)	$—	$—	$0.2	$—
Interest rate swaps, less than 10 years (fair value hedge)	60.0	—	7.1	—	—	—
Total derivatives designated as hedging instruments	$114.1

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $(7.1) million has increased interest expense for the first nine months 2010 and thus fully off-sets the $7.1 million fair value change related to the hedging instrument disclosed in the table above.

		Amount gain (loss) recognized in Consolidated Statement of Operations July-September 2009
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$—	$—	$—	$—	$—	$—
Cross currency interest rate swaps, less than 2 years (cash flow hedge)	53.5	(0.4)	—	—	—	(0.0)
Interest rate swaps, less than 11 years (fair value hedge)	60.0	—	0.9	—	—	—
Total derivatives designated as hedging instruments	$113.5

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $(0.9) million has increased interest expense for the third quarter 2009 and thus fully off-sets the $0.9 million fair value change related to the hedging instrument disclosed in the table above.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2010

		Amount gain (loss) recognized in Consolidated Statement of Operations January-September 2009
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$—	$—	$—	$—	$—	$—
Cross currency interest rate swaps, less than 2 years (cash flow hedge)	53.5	1.3	—	—	—	(0.2)
Interest rate swaps, less than 11 years (fair value hedge)	60.0	—	(6.7)	—	—	—
Total derivatives designated as hedging instruments	$113.5

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $6.7 million has decreased interest expense for the first nine months 2009 and thus fully off-sets the $(6.7) million fair value change related to the hedging instrument disclosed in the table above.

		Amount gain (loss) recognized in Consolidated Statement of Operations July-September 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$2.9	$0.0	$—
Cross currency interest rate swaps, less than 2 years	40.3	5.7	0.1	—
Foreign exchange swaps, less than 6 months	1,140.6	(2.6)	0.3	—
Total derivatives not designated as hedging instruments	$1,201.2

		Amount gain (loss) recognized in Consolidated Statement of Operations January-September 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$1.6	$0.1	$—
Cross currency interest rate swaps, less than 2 years	40.3	3.2	0.1	—
Foreign exchange swaps, less than 6 months	1,140.6	(1.8)	0.4	—
Total derivatives not designated as hedging instruments	$1,201.2

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2010

		Amount gain (loss) recognized in Consolidated Statement of Operations July-September 2009
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 3 years	$60.6	$7.7	$0.2	$—
Foreign exchange swaps, less than 6 months	1,414.4	6.1	(0.0)	—
Total derivatives not designated as hedging instruments	$1,475.0

		Amount gain (loss) recognized in Consolidated Statement of Operations January-September 2009
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 3 years	$60.6	$7.0	$0.3	$—
Foreign exchange swaps, less than 6 months	1,414.4	36.1	(0.1)	—
Total derivatives not designated as hedging instruments	$1,475.0

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

Fair Value of Debt

Long-term debt	Sept 30, 2010 Carrying value1)		Sept 30, 2010 Fair value		Dec. 31, 2009 Carrying value1)	Dec. 31, 2009 Fair value
Commercial paper	$—		$—		$117.6	$117.6
U.S. Private placement	413.6		458.8		406.5	413.0
Medium-term notes	134.4		142.1		124.8	131.8
Notes2)	98.7		117.0		146.4	181.5
Other long-term debt	33.3		32.7		25.4	25.5
Total	$680.0		$750.6		$820.7	$869.4

Short-term debt
Overdrafts and other short-term debt	$73.3		$73.3		$54.1	$54.1
Short-term portion of long-term debt	82.9	3)	82.9	3)	264.5	264.5
Total	$156.2		$156.2		$318.6	$318.6

1)	Debt as reported in balance sheet.
2)	Issued as part of the equity units offering (for further information, see Note 1.11).
3)	Commercial paper of $23.9 million has been reclassified as short term due to the lack of intention to refinance the commercial paper as long term.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2010

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

The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets. For restructuring obligations, the amount recorded represents the fair value of the payments expected to be made, and such provisions are discounted if the payments are expected to extend beyond one year.

As of September 30, 2010 the Company had $64.8 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 1.7). For the nine months ended September 30, 2010, in connection with restructuring activities in Japan and Australia, the Company has recorded impairment charges on certain of its long-lived assets, mainly machinery and equipment (for further information, see Note 1.7 Restructuring below). The impairment charges have reduced the carrying value of the assets to their fair value, as summarized in the table below.

		Fair Value Measurements Using
Description	Fair Value Period Ended September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Long-lived assets held for use	$0.0	$—	$—	$0.0	$(1.0)
Total losses	$0.0	$—	$—	$0.0	$(1.0)

Machinery and equipment with a carrying amount of $1.0 million was written down to its fair value of $0.0 million, resulting in an impairment charge of $1.0 million, which was included in the earnings for the nine month period ended September 30, 2010. There will be no future identifiable cash flows related to this group of impaired assets. No other significant impairment charges have been recorded during the nine month period ended September 30, 2010.

1.5 Income Taxes

For the first nine months of 2010 the effective tax rate was 27.5%, compared with an effective tax benefit rate of 44.8% in the first nine months of 2009. In the first nine months of 2010, the impact of discrete tax items caused a 1.7% decrease to the effective tax rate. The net impact of discrete tax items in the first nine months of 2009 caused a 3.2% decrease to the effective tax benefit rate. The net impact of discrete tax items in the third quarter of 2010 caused a 2.9% decrease to the effective tax rate for the quarter. The net impact of discrete tax items in the third quarter of 2009 caused a 21.8 percentage point increase to the effective tax rate for the third quarter 2009.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2010

The Company files income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2003. With few exceptions, the Company is also no longer subject to income tax examination by U.S. state or local tax authorities for tax years prior to 2003. In addition, with few exceptions, the Company is no longer subject to income tax examinations by non-U.S. tax authorities for years before 2003. The Internal Revenue Service (IRS) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006. On March 31, 2009, the IRS field examination team issued an examination report in which the examination team proposed to increase the Company’s U.S. taxable income due to alleged incorrect transfer pricing in transactions between a U.S. subsidiary and other subsidiaries during the period 2003 through 2005. The Company, after consultation with its tax counsel, filed a protest to the examination report to seek review of the examination report by the Appeals Office of the IRS. By letter dated June 1, 2010, the Appeals Office team assigned to review the examination report informed the Company that it had concluded that the IRS should withdraw all of the adjustments that would have increased the Company’s taxable income due to alleged incorrect transfer pricing. Aspects of that decision are subject to review by the Appeals Technical Guidance Coordinator with responsibility for one of the principal transfer pricing issues that the examination report raised. In addition, the U.S. Congress Joint Committee on Taxation will review the proposed resolution in the context of its review of a refund the Company is claiming for this same period. The Company is neither able to estimate when these reviews will be completed nor assure their satisfactory outcome. In addition, the IRS began an examination of the Company’s 2006-2008 U.S. income tax returns in the third quarter 2009. The Company is also undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of September 30, 2010, as a result of those tax examinations, the Company is not aware of any material proposed income tax adjustments.

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

During the third quarter 2010, the Company recorded a decrease of $1.1 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, net of an accrual for additional interest in 2010 related to unrecognized tax benefits of prior years. During the second quarter 2010, the Company recorded an increase of $0.5 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2010 related to unrecognized tax benefits of prior years. During the first quarter 2010, the Company recorded an increase of $0.4 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest in 2010 related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $46.5 million recorded at September 30, 2010, $27.3 million is classified as current tax payable and $19.2 million is classified as non-current tax payable on the condensed consolidated balance sheet.

1.6 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserves:

	As of
	September 30, 2010	December 31, 2009
Raw materials	$225.6	$194.9
Work in progress	209.6	189.5
Finished products	129.1	104.6

Total	$564.3	$489.0

1.7 Restructuring

Restructuring provisions are made on a case by case basis and primarily include severance costs incurred in connection with headcount reductions and plant consolidations. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under existing credit facilities. The Company does not expect that the execution of these activities will have an adverse impact on its liquidity position. The tables below summarize the change in the balance sheet position of the restructuring reserves from December 31, 2008 to September 30, 2010.

Third quarter 2010

The employee-related restructuring provisions in the third quarter 2010 mainly relate to headcount reductions in Europe. Reversals in the third quarter mainly relate to 2009 restructuring reserves in North America and were due to capacity reductions that were not as severe as originally communicated. In addition, final settlements of employee-related amounts in Europe were less than the initial restructuring plan estimates. The cash payments mainly relate to high-cost countries in Europe. The changes in the employee-related reserves were

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2010

charged against Other income (expense), net in the Consolidated Statements of Operations. The fixed asset impairments were charged against Cost of Sales in the Consolidated Statements of Operations. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2010 to September 30, 2010.

	June 30, 2010	Provision/ Charge	Provision/ Reversal	Cash payments	Non- cash	Translation difference	Sept 30, 2010
Restructuring employee-related	$71.1	$3.8	$(2.0)	$(14.6)	$—	$6.2	$64.5
Fixed asset impairment	—	0.3	—	—	(0.3)	—	—
Other	0.3	—	—	—	—	—	0.3
Total reserve	$71.4	$4.1	$(2.0)	$(14.6)	$(0.3)	$6.2	$64.8

Second quarter 2010

The employee-related restructuring provisions in the second quarter 2010 mainly relate to headcount reductions in Europe. The cash payments mainly relate to high-cost countries in Europe. Reversals in the second quarter mainly relate to 2009 restructuring reserves in North America and were due to capacity reductions that were not as severe as originally communicated. In addition, final settlements of employee-related amounts in North America and Europe were less than initial restructuring plan estimates. The fixed asset impairment charges mainly relate to machinery and equipment in Japan and Australia. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Operations. The fixed asset impairments were charged against Cost of Sales in the Consolidated Statements of Operations. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2010 to June 30, 2010.

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

September 30, 2010

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions and cash paid for the three and nine month periods ended September 30, 2010 mainly relate to recalls. In 2009 provisions mainly related to recalls and warranty issues and cash paid to warranty related issues.

	Three months ended		Nine months ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
Reserve at beginning of the period	$25.7	$24.5	$30.6	$16.7
Provision	10.6	5.6	15.2	16.3
Cash payments	(1.4)	(1.5)	(9.8)	(4.3)
Translation difference	1.8	0.8	0.7	0.7

Reserve at end of the period	$36.7	$29.4	$36.7	$29.4

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three and nine month periods ended September 30, 2010 and September 30, 2009, respectively.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2010

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Nine months ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
Service cost	$3.5	$3.5	$10.2	$10.8
Interest cost	3.9	3.8	11.6	11.2
Expected return on plan assets	(3.1)	(2.6)	(9.3)	(7.8)
Amortization prior service cost (credit)	(0.2)	(0.3)	(0.7)	(0.7)
Amortization of (gain) loss	1.1	1.5	3.5	4.5

Net Periodic Benefit Cost	$5.2	$5.9	$15.3	$18.0

1.10 Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) for the period and items charged directly to equity.

	Three months ended		Nine months ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
Net income (loss)	$141.1	$33.7	$416.7	$(50.9)
Pension liability	0.5	0.0	2.6	1.7
Net change in cash flow hedges	(0.2)	0.0	0.2	(0.2)
Translation of foreign operations	65.6	5.8	(7.9)	12.7

Other comprehensive income (loss)	65.9	5.8	(5.1)	14.2
Comprehensive income (loss)	$207.0	$39.5	$411.6	$(36.7)
Less Comprehensive income (loss) attributable to non-controlling interest	1.2	2.9	3.8	1.7
Comprehensive income (loss) attributable to controlling interest	$205.8	$36.6	$407.8	$(38.4)

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

The Settlement Rate is based on the applicable market value of the Company’s common stock on the settlement date. The minimum and maximum number of shares to be issued under the purchase contracts is approximately 5.6 million and 6.7 million, respectively (giving effect to the dividend paid in the third quarter 2010 and the exchange of Equity Units discussed below).

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

September 30, 2010

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

As a result of these transactions, the Company recognized approximately $12 million of debt extinguishment costs within its Consolidated Statement of Operations for the nine months ended September 30, 2010.

1.12 Non-Controlling Interest

	Equity attributable to
	Parent	Non-controlling interest	Total
Balance at December 31, 2009	$2,388.2	$47.8	$2,436.0
Total Comprehensive Income:
Net income	413.1	3.6	416.7
Net change in cash flow hedges	0.2	—	0.2
Foreign currency translation	(8.1)	0.2	(7.9)
Pension liability	2.6	—	2.6

Total Comprehensive Income	407.8	3.8	411.6
Purchase of non-controlling interest by parent	(12.0)	(42.5)	(54.5)
Common Stock incentives	14.4	—	14.4
Cash dividends declared	(57.6)	—	(57.6)
Common stock Issue	57.2	—	57.2

Balance at September 30, 2010	$2,798.0	$9.1	$2,807.1

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

In 1997, Autoliv AB (a wholly-owned subsidiary of Autoliv, Inc.) acquired Marling Industries plc (“Marling”). At that time, Marling was involved in a litigation relating to the sale in 1992 of a French subsidiary. In the litigation, the plaintiff has sought damages of €40 million (approximately $55 million) from Marling, claiming that Marling and another entity then part of the Marling group, had failed to disclose certain facts in connection with the 1992 sale

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2010

and that such failure was the proximate cause of losses in the amount of the damages sought. In May 2006, a French court ruled that Marling (now named Autoliv Holding Limited) and the other entity had failed to disclose certain facts in connection with the 1992 sale and appointed an expert to assess the losses suffered by the plaintiff. Autoliv has appealed the May 2006 court decision and believes it has meritorious grounds for such appeal. While the appeal is pending, the financial expert appointed by the lower court has delivered his report. The report does not address the issue of the proximate cause of the losses, but assessed the losses to a maximum of €10 million (approximately $14 million). The parties have engaged in discussions to settle the matter at an amount significantly below the value of the maximum potential loss assessed by the financial expert. Autoliv has accrued an amount with respect to this litigation that it believes is appropriate given the on-going settlement discussions. However, there is no assurance that a settlement will actually occur or, if it does, what the amount of such settlement may be.

In 2009, Autoliv initiated a “voluntary closure due to economical reasons” of our Normandy Precision Components (NPC) plant located in France. In September 2010, most of the dismissed employees filed a claim in French court for damages for unfair dismissal of approximately €10.5 million (approximately $14 million) which will amount to €11.5 million (approximately $16 million) in the event all dismissed employees file a claim. While we intend to vigorously defend this action, the outcome is difficult to predict. We do not believe that these former employees will recover the full amount sought in their complaint. However, French labor law is complex and grants significant discretionary authority to French courts. It is possible that a French court will award some of the damages sought in the lawsuit and in such event, we may be required to record an expense with respect to the NPC employees.

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

On April 19, 2010, SEVA Technologies SA (“SEVA”) initiated actions against several employees and wholly-owned subsidiaries of Autoliv, Inc. in a French Court. In the actions, SEVA alleges that following preliminary acquisition discussions with SEVA starting in 2006, Autoliv’s subsidiaries misappropriated SEVA’s confidential information disclosed to such subsidiaries under a non-disclosure agreement in order to obtain a patent. SEVA is principally seeking to have SEVA declared the owner of the patent and certain former SEVA employees declared the inventors of the patent. SEVA has also alleged injuries of €22 million (approximately $30 million). Autoliv is investigating the matter but, to date, has not found any basis for any of SEVA’s claims.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2010

In August 2010, Takata-Petri AG (“Takata-Petri”) filed a complaint against Autoliv, ASP (“ASP”), a wholly-owned subsidiary of Autoliv, alleging that ASP supplied defective inflators to Takata-Petri and seeking damages in the amount of €18.5 million (approximately $25 million). Takata-Petri used the inflators in a driver airbag module designed and sold by Takata-Petri to an OEM. The OEM installed Takata-Petri’s airbag module in a vehicle that the OEM subsequently recalled due to the vehicle’s failure to meet all relevant specifications. The OEM believed that Takata-Petri’s airbag module caused such failure. In its complaint, Takata-Petri argues on various grounds that Autoliv’s inflator caused Takata-Petri’s airbag module to fail to meet all relevant specifications of the OEM or those applicable to the vehicle in which Takata-Petri’s airbag module was installed. ASP has rejected the claim and we intend to vigorously contest Takata-Petri’s allegations.

The table in Note 1.8 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and six month periods ended September 30, 2010 and September  30, 2009, respectively.

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

For the three and nine month periods ended September 30, 2010, 3.7 million and 4.5 million shares, respectively, were included in the dilutive weighted average share amount related to the equity units. The potential number of shares which will be converted in the future related to the equity units varies between 5.6 million, if the Autoliv share price is $19.20 or higher, and 6.7 million, if the price is $16.00 or less, giving effect to the exchange of Equity Units discussed in Note 1.11 and the dividend of $0.30 paid on September 2, 2010 for the third quarter.

Approximately 0.2 million and 0.4 million common shares related to the Company’s Stock Incentive Plan, that could potentially dilute basic EPS in the future, are not included in the computation of the diluted EPS for the three and nine month periods ended September 30, 2010, respectively. These numbers were 0.9 million and 2.0 million for the three and nine month periods respectively in 2009.

During the first nine months of 2010 and 2009 approximately 0.5 million and 0.1 million shares respectively from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings (losses) per share were:

(In millions)	Three months ended		Nine months ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009
Weighted average shares basic	88.6	85.1	86.8	80.2
Effect of dilutive securities:
- stock options/share awards	0.5	0.5	0.5	—
- equity units	3.7	3.5	4.5	—

Weighted average shares diluted	92.8	89.1	91.8	80.2	1)

1)	No dilution for the nine month period ended September 30, 2009 due to net loss position.

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

KEY RATIOS

(Dollars in millions)

	Three months ended or as of Sept 30		Nine months ended or as of Sept 30
	2010	2009	2010	2009

Operating working capital 1)	$467	$465	$467	$465
Capital employed 7)	$3,145	$3,243	$3,145	$3,243
Net debt 1)	$338	$878	$338	$878
Net debt to capitalization, % 1, 2)	11	27	11	27
Gross margin, % 3)	21.5	18.0	22.2	14.7
Operating margin, % 4)	11.6	4.5	11.9	(1.2)
Return on total equity, % 8)	20.8	5.8	21.4	(3.0)
Return on capital employed, % 9)	26.4	7.6	27.0	(1.5)
No. of employees at period-end 10)	33,222	30,603	33,222	30,603
Headcount at period-end 11)	42,801	36,192	42,801	36,192
Days receivables outstanding 5)	74	71	73	80
Days inventory outstanding 6)	33	37	33	42

1)	See tabular presentation reconciling this non-GAAP measure to GAAP below under the heading “Liquidity and Sources of Capital”
2)	Net debt in relation to net debt and total equity (including non-controlling interest)
3)	Gross profit relative to sales
4)	Operating income (loss) relative to sales
5)	Outstanding receivables relative to average daily sales
6)	Outstanding inventory relative to average daily sales
7)	Total equity and net debt
8)	Net income (loss) relative to average total equity
9)	Operating income (loss) and equity in earnings of affiliates, relative to average capital employed
10)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
11)	Employees plus temporary, hourly workers

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THREE MONTHS

ENDED SEPTEMBER 30, 2009

Market overview

During the three-month period July - September 2010, global light vehicle production (LVP) is estimated by IHS (CSM) to have increased by 13% compared to the same quarter 2009. This was 6 percentage points better than expected at the beginning of the quarter. LVP in the Triad (i.e. North America, Europe and Japan), where Autoliv generates slightly more than 75% of its consolidated sales, is estimated to have risen by 11%.

In Europe, where Autoliv derives approximately 35% of its revenues, LVP reached the same level as in the third quarter 2009 compared to an expected decline of 7% due to large governmental vehicle scrapping incentives that increased LVP last year. In Western Europe, LVP decreased by 6%, while LVP in Eastern Europe rose by 16%.

In North America, which accounts for approximately 30% of revenues, LVP recovered by 26% from a very low level in 2009. The increase was 3 percentage points higher than expected. Production of passenger cars recovered by 17% and production of light trucks by 35%. Chrysler, General Motors (GM) and Ford increased their production by 41%, 32% and 20%, respectively. Asian and European vehicle manufacturers increased their production in the region by an average rate of 23%.

In Japan, which accounts for slightly more than 10% of Autoliv’s sales, LVP recovered by 15%, partially due to governmental “eco-car incentives”. The recovery was especially strong for vehicles for export to markets in North America and Western Europe.

In the Rest of the World (RoW), which accounts for close to 25% of sales, LVP grew by 15%, which was 8 percentage points higher than expected. In India the increase was 32%, in South Korea 4% and in China 10% (instead of an expected decline of 2%).

Consolidated Sales

The Company has substantial operations outside the United States and at the present time approximately 80% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S. dollar exchange rates. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

	Reconciliation of the change in “Organic sales” to GAAP financial measure
	Components of net sales increase (decrease) Three months ended September 30, 2010 (Dollars in millions)
	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	1.6	9.9	54.6	169.4	47.9	65.3	25.9	63.5	23.2	308.1
Effect of exchange rates	(7.7)	(48.0)	1.0	3.2	8.4	11.5	3.6	9.0	(1.8)	(24.3)
Impact of acquisitions/divestments	0.6	3.5	14.8	45.8	—	—	33.4	81.9	9.9	131.2
Reported net sales change	(5.5)	(34.6)	70.4	218.4	56.3	76.8	62.9	154.4	31.3	415.0

Consolidated net sales amounted to $1,741 million, a third-quarter record, and increased compared to the same quarter in 2009 by 31%. Acquisitions added 10% (see Significant Events). Currency effects had a negative impact of 2%. Consequently, organic sales (non-U.S. GAAP measure, see enclosed table) increased by 23%.

In July, organic sales were expected to grow by at least 20%. However, the recovery in global LVP was 6 percentage points higher than expected.

Sales to GM, Honda, Nissan, and Ford contributed the most to the growth in the Company’s revenues. The highest organic sales growth rates were recorded in sales to Mitsubishi, Honda, and Hyundai/KIA.

Sales by Product

Sales of airbag products (including steering wheels and electronics) rose by 37% to $1,173 million. Acquisitions increased sales by 12%, while currency effects had a negative impact of 2%. Consequently, organic sales of airbag products grew by 27%, which was 16 percentage points higher than the increase in LVP in the Triad (i.e. the main market for airbags). Autoliv’s strong performance was due to new business with GM, Hyundai/KIA, Ford and Chrysler, as well as to a strong sales recovery in Japan, especially with Nissan, Honda and Mitsubishi.

Sales of seatbelt products (including seat sub-systems) increased by 21% to $568 million. Acquisitions added 6%, while currency effects reduced sales by 2%. Consequently, organic sales of seatbelt products rose by almost 17% compared to the 13% increase in global LVP. Autoliv’s sales were driven by a positive LVP mix, new business with Hyundai/KIA and GM, sales recoveries with Honda, Nissan, Mitsubishi and Autovaz, and strong sales growth with Chinese vehicle manufacturers.

Sales by Region

Sales from Autoliv’s European companies decreased by 6% to $600 million due to negative currency effects of nearly 8%. Acquisitions increased sales by less than 1%. Organic sales growth of 2% compares favorably with the flat European LVP. Autoliv’s better-than-the-market performance in Europe was due to a favorable vehicle mix with strong demand for vehicles with high safety content such as Mercedes’s E-class and C-class; BMW’s 5-Series and Nissan’s Qashqai.

Sales from Autoliv’s North American companies increased by slightly more than 70% to $528 million due to strong recovery in LVP and a favorable LVP mix. Acquisitions added slightly less than 15%. Currency effects added 1% due to a stronger Mexican peso. Organic sales growth of nearly 55% was more than twice as strong as the 26% increase in North American LVP. Autoliv’s better-than-the-market performance was due to a favorable mix. Significant contributors to Autoliv’s sales performance were Chevrolet’s Silverado and Malibu; GMC’s Sierra; Cadillac’s SRX; Buick’s Enclave; Ford’s Edge, E-series and F-series Super Duty; Honda’s Pilot, and Odyssey; Acura’s MDX; Hyundai’s Sonata; and Kia’s Sorento.

Sales from Autoliv’s companies in Japan increased by 56% to $213 million, including positive currency effects of 8%. Organic sales growth of 48% was more than three times higher than the 15% recovery in Japanese LVP. This was mainly due to the strong recovery in the production of vehicles with high safety content. These were premium cars, SUVs and other vehicles, especially for the North American and West European markets. Autoliv benefited particularly from strong recoveries for Mitsubishi’s Outlander and the launch of Mitsubishi’s new RVR/ASX and strong sales recoveries for Honda’s CRV, StepWagon, CRZ and Accord; for Nissan’s Rogue, Safari and X-Trail; for Toyota’s larger SUVs such as the Hilux Surf; and the Lexus LX. Sales were also driven by the launch of Infiniti’s new M/Fuga and Lexus’ new GX.

Sales from Autoliv’s companies in the Rest of the World (RoW) increased by 63% to $400 million. Acquisitions added 33% and currency effects 4%. The organic sales increase of 26% was 11 percentage points higher than the increase in the region’s LVP. Autoliv’s strong performance reflects organic sales increases of 45% in China where LVP grew by 10%. Autoliv’s organic growth was driven by business for Geely’s Emgrand EC7; Great Wall’s CoolBear; Volkswagen’s Golf; Nissan’s Qashqai and Juke; Hyundai’s Tucson ix(35) and Verna; and Kia’s Forte. In India, Autoliv’s growth was spearheaded by strong demand for Nissan’s March/Micra; Ford’s new Figo and several Tata models.

Earnings for the Three-Month Period Ended September 30, 2010

For the third quarter 2010, Autoliv reported the highest quarterly gross profit, operating income, operating margin, income before taxes, net income and earnings per share for a third quarter. These record results reflect our ongoing restructuring efforts, and our rapid growth in emerging markets.

Gross profit improved by $135 million or 57% to $374 million from $239 million in the third quarter 2009 despite an $11 million negative impact from higher raw material prices. Gross margin improved to 21.5% from 18.0%. The margin improvement reflects higher sales (especially of products with higher value-added), as well as the positive result of our restructuring efforts.

Operating income improved by $142 million to $202 million due to the gross profit increase of $135 million and $12 million lower restructuring charges. These positive effects were partially offset by $6 million higher Research, Development and Engineering (RD&E) expense, net, mainly due to higher investments in active safety. Selling, General & Administrative (SG&A) expense was unchanged despite higher sales. Operating margin improved to 11.6% from 4.5%, which included a 1.0 percentage point negative impact from restructuring costs of $14 million in 2009.

Income before taxes improved by $150 million to $190 million primarily due to the $142 million improvement in operating income. Additionally, interest expense, net was $5 million less than during the same period 2009 as a reflection of the fact that net debt is roughly half of its level one year ago. The lower interest expense also reflects the benefits of the accelerated exchange of 36% of outstanding equity units that was executed in the second quarter 2010.

Net income attributable to controlling interest improved by $107 million to $140 million from the third quarter 2009. Income tax expense was $48 million, which resulted in an effective tax rate of 25.5%. Discrete tax items and a favorable catch-up effect reduced the effective tax rate by 3.7 percentage points. In the third quarter 2009, income tax expense was $6 million with an effective tax rate of 14%.

Earnings per share rose by $1.14 to $1.51 assuming dilution due to higher pre-tax income, partially offset by a higher effective tax rate and more shares outstanding. The weighted average number of shares outstanding, assuming dilution, increased by 4% to 92.8 million from 89.1 million for the same quarter 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2009

Market overview

During the nine-month period January - September 2010, light vehicle production (LVP) increased by 30%, both globally and in the Triad.

In Europe, LVP increased by 17%. In Western Europe, the increase was 15% and in Eastern Europe 24%.

In North America, light vehicle production recovered from the same period 2009 by 54%, primarily due to GM, Ford and Chrysler increasing their LVP by 60%. Asian and European vehicle manufacturers increased their LVP in North America by 47%.

In Japan, light vehicle production increased by 32% compared to the same nine-month period 2009.

In the Rest of the World (RoW) light vehicle production increased by 31%.

Consolidated Sales

The Company has substantial operations outside the United States and at the present time approximately 80% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S. dollar exchange rates. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2010

(Dollars in millions)

	Europe		North America		Japan		RoW		Total
	%	$	%	$	%	$	%	$	%	$
Organic sales change	13.5	239.7	75.5	581.1	75.7	240.3	54.5	319.9	40.1	1,381.0
Effect of Production days	2.4	42.5	2.4	18.5	2.4	7.6	2.4	14.1	2.4	82.7
Effect of exchange rates	(2.4)	(42.7)	1.8	13.6	6.2	19.5	6.0	35.4	0.7	25.8
Impact of acquisitions/ divestments	0.7	12.0	19.4	149.7	—	—	28.3	166.0	9.5	327.7
Reported net sales change	14.2	251.5	99.1	762.9	84.3	267.4	91.2	535.4	52.7	1,817.2

For the year’s first nine months, consolidated sales increased by 53% to $5,263 million. Currency effects added 1% and acquisitions 10%. Additionally, three more production days in the first quarter added 2% (“the production day effect”). Consequently, organic sales increased by 40%, which was 10 percentage points higher than the increase in global LVP.

Sales by Product

Sales of airbag products jumped by 60% to $3,526 million. Currency effects added less than 1%, the production day effect added 2% and acquisitions 12%. The organic sales increase of 45% was 15 percentage points higher than the LVP increase in the Triad.

Sales of seatbelt products rose by 39% to $1,737 million including the production day effect of 2%. Currency effects added 1% and acquisitions 5%. Organic sales growth of 31% was 1 percentage point more than the 30% increase in global LVP.

Sales by Region

Sales from Autoliv’s European companies increased by 14% to $2,023 million. Currency effects had a negative impact of more than 2%, while the production day effect and acquisitions had a favorable impact of 2% and less than 1%, respectively. Therefore, organic sales increased by nearly 14% which was virtually in line with West European LVP.

Sales from Autoliv’s North American companies increased by 99% to $1,533 million. Both currency effects and the production day effect added 2%, while acquisitions added 19%. The organic sales increase of 76% was 22 percentage points higher than the increase in North American LVP. This was mainly due to new business for Ford, Chrysler and Chevrolet.

Sales from Autoliv’s companies in Japan increased by 84% to $585 million including favorable currency effects of 6% and the production day effect of 2%. Organic sales growth of 76% was 44 percentage points higher than the Japanese LVP increase thanks to higher market share and a sharper recovery in the production of vehicles with higher safety content than for low-end vehicles.

Sales from Autoliv’s companies in the RoW increased by 91% to $1,122 million including the production day effect of 2%, favorable currency effects of 6% and acquisitions of 28%. The organic sales increase of 55% was 24 percentage points higher than the growth in the region’s LVP, mainly due to the Chinese market and a favorable LVP mix, primarily as a result of recent launches.

Earnings for the Nine-Month Period Ended September 30, 2010

Gross profit increased by $664 million to $1,169 million and gross margin to 22.2% from 14.7% due to higher sales and savings effects from our restructuring activities.

Operating income improved by $668 million to $627 million from a loss of $41 million. Operating margin improved to 11.9% from negative 1.2%. The nine-month period in 2009 included restructuring charges totaling $62 million (i.e. 1.8% of sales) compared to $19 million (i.e. 0.4% of sales) this year.

Income before taxes increased by $667 million to $575 million due to the $668 million improvement in operating income. This improvement not only reflects significantly lower restructuring charges but a few other items, including $11 million lower interest expense, net due to lower net debt and the accelerated exchange of equity units in the second quarter. These favorable effects were partially offset by $12 million in debt extinguishment costs related to the equity unit exchange in the second quarter.

Net income attributable to controlling interest improved by $464 million to $413 million from a loss of $51 million. Income tax expense was $158 million, net of discrete items of $10 million, resulting in an effective tax rate of 27.5%. For the nine-month period 2009, income taxes were a benefit of $41 million including a cost of $3 million for discrete items.

Earnings per share improved by $5.14 to $4.50, assuming dilution. In 2009, there was no dilution due to the loss during the first nine months. The average number of shares outstanding increased by 14% to 91.8 million, primarily as a result of the sale of treasury shares in March 2009 and an increased dilutive effect from the equity units. The higher number of shares outstanding had a 65 cent negative effect on earnings per share.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $198 million, which was the highest level ever for a third quarter, despite a $29 million negative impact from less factoring than in the previous quarter and $15 million for restructuring payments. Cash-flow increased by $8 million from an insurance reimbursement. During the third quarter 2009, cash flow was $130 million. During the first nine months 2010 operations generated $598 million in cash compared to $248 million during the same period 2009.

Acquisitions and other, net was $5 million, the same level as in the third quarter 2009. Capital expenditures, net of $59 million were $35 million more than during the same quarter 2009, but $10 million less than depreciation and amortization in the third quarter. For the nine month period capital expenditures, net amounted to $142 million and depreciation and amortization to $214 million compared to $90 million and $228 million, respectively, last year.

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

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
Total current assets	$2,671.5	$2,455.5	$2,179.6	$2,115.3
Total current liabilities	(1,911.4)	(1,793.7)	(1,693.5)	(1,368.5)

Working capital	760.1	661.8	486.1	746.8
Cash and cash equivalents	(487.2)	(459.4)	(472.7)	(429.6)
Short-term debt	156.2	169.6	318.6	145.3
Derivative (asset) and liability, current	6.9	7.7	3.4	2.5
Dividends payable	31.0	25.6	—	—

Operating working capital	$467.0	$405.3	$335.4	$465.0

The Company has the policy that operating working capital (non-GAAP measure, see table above) in relation to last 12-month sales should not exceed 10%. This ratio increased slightly to 6.7% from 6.2% on June 30. Of this 0.5 percentage point increase (pp), 0.4 pp were due to the $29 million reduction in factoring. The impact of the remaining factoring programs was $42 million at the end of the quarter.

Days receivables outstanding increased to 74 days on September 30 from 70 days at the end of June, partially due to the $29 million factoring reduction. Days inventory outstanding increased during the quarter to 33 days from 30 at the end of June, but declined from 37 days a year ago.

The Company uses the non-GAAP measure “Net debt” as defined in the table below in its communication with investors regarding its capital structure and as the relevant metric monitoring its overall debt management. The reconciling items used to derive this measure are managed as part of overall debt management. This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

In addition, as part of efficiently managing the Company’s overall cost of funds, we routinely enter into “debt-related derivatives” (DRD) as part of our debt management. The most notable DRD’s were entered into in connection with the 2007 issue of U.S. Private Placements (see page 38 of the Company’s 2009 Annual Report on Form 10-K filed with the SEC on February 19, 2010). Creditors and credit rating agencies use net debt adjusted for DRD’s in their analyses of the Company’s debt and therefore we provide this non-GAAP measure. By adjusting for DRD’s, the total economic liability of net debt is disclosed without grossing it up with currency or interest fair market values that are offset by DRD’s reported in other balance sheet captions.

Reconciliation of “Net debt” to GAAP financial measure

(Dollars in millions)

	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
Short-term debt	$156.2	$169.6	$318.6	$145.3
Long-term debt	680.0	708.8	820.7	1,187.8

Total debt	836.2	878.4	1,139.3	1,333.1
Cash and cash equivalents	(487.2)	(459.4)	(472.7)	(429.6)
Debt-related derivatives	(11.2)	(2.2)	(4.5)	(25.4)

Net debt	$337.8	$416.8	$662.1	$878.1

The Company’s net debt (non-GAAP measure, see table above) declined during the third quarter by $79 million to $338 million at the end of the quarter despite the $29 million from less factoring, dividend payments of $27 million, restructuring payments of $15 million, and total acquisition payments of $4 million. Gross interest-bearing debt was reduced by $42 million during the third quarter to $836 million.

Thanks to the strong cash flow and the exchange of equity units in the second quarter 2010, net debt has been reduced by 49% or $324 million to $338 million from the beginning of the year despite total acquisition payments of $141 million, restructuring payments of $51 million and dividend payments of $27 million. Gross interest-bearing debt decreased by $303 million during the nine month period. Net debt to capitalization was 11% compared to 21% at the beginning of the year.

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

Reconciliation of “Leverage ratio” to GAAP financial measure

(Dollars in millions)

	September 30, 2010	September 30, 2009	December 31, 2009
Net debt 2)	$337.8	$878.1	$662.1
Senior notes 3)	(98.7)	(144.3)	(146.4)
Pension liabilities	118.3	112.5	109.2
Net debt per the policy	$357.4	$846.3	$624.9
Income before income taxes 4)	$672.4	$(138.8)	$5.5
Plus: Interest expense, net 1, 4, 5)	63.4	67.5	62.2
Depreciation and amortization of intangibles (incl. impairment write-offs) 4)	300.2	318.2	314.3
EBITDA per the Policy 4)	$1,036.0	$246.9	$382.0
Net debt to EBITDA ratio	0.3	3.4	1.6

1)	Interest expense, net, is interest expense less interest income.
2)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3)	Debt portion of the equity units offering (for further information see Note 1.11).
4)	Latest 12-months.
5)	Includes loss on extinguishment of debt in 2010.

Reconciliation of “Interest coverage ratio” to GAAP financial measure

(Dollars in millions)

	September 30, 2010	September 30, 2009	December 31, 2009
Operating income 2)	$736.5	$(68.3)	$68.9
Amortization of intangibles (incl. impairment write-offs) 2)	19.6	23.2	23.1
Operating profit per the Policy2)	$756.1	$(45.1)	$92.0
Interest expense, net 1, 2, 3)	63.4	67.5	62.2
Interest coverage ratio	11.9	(0.7)	1.5

1)	Interest expense, net, is interest expense less interest income.
2)	Latest 12-months.
3)	Includes loss on extinguishment of debt in 2010.

Autoliv’s policy is to maintain a leverage ratio significantly below 3.0 times and an interest-coverage ratio significantly above 2.75 times. The Company’s leverage ratio was 0.3 times on September 30, while interest coverage ratio was 11.9 times. Leverage ratio is measured as adjusted net debt in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Interest coverage is defined as operating income (excluding amortization of intangibles) in relation to interest expense, net (including cost for extinguishment of debt). Adjusted net debt includes pension liabilities but excludes the debt from equity units since these funds are regarded as equity by Standard & Poor’s due to the fact that the purchase contracts of the equity units are binding and not revocable. The net debt to capitalization ratio declined to 11% from 14% at the end of the previous quarter.

Total equity improved by $186 million to $2,807 million during the third quarter mainly due to net income of $141 million, favorable currency effects of $65 million, common stock incentives of $7 million and a $4 million increase in non-controlling interest. This was partially offset by a $31 million accrual for the declared dividend to be paid in the fourth quarter. Total parent shareholders’ equity was $2,798 million corresponding to $31.54 per share.

Total equity increased by $371 million during the nine month period mainly as a result of the $417 million net income, a $57 million effect of the equity unit exchange and $14 million for stock incentives. Equity was reduced primarily by $58 million for dividends, $54 million from acquiring non-controlling interests and $8 million for negative currency effects.

Return on total equity was 21% and return on capital employed 27% for the nine month period.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (permanent employees and temporary personnel) increased by 1,700 during the quarter to 42,800 and by 4,900 during the first nine months. Of the increases, 200 during the quarter and 800 during the nine-month period are due to acquisitions. Excluding acquisitions, headcount declined during the quarter in high-cost countries by 800 (virtually all permanent employees), despite the sharp sales recoveries in North America, Europe and Japan.

Of total headcount, 62% are in low-cost countries, 70% are direct workers in manufacturing and 22% are temporary personnel, which increases our flexibility in the cyclical automotive industry. A year ago, these figures were 57%, 67% and 15%, respectively.

Outlook

The latest forecasts from IHS (CSM) indicate an unchanged global LVP in the fourth quarter compared to the same quarter 2009. LVP in the Rest of the World (RoW) is expected to increase by 4% and in North America by 3%, while West European LVP is expected to decline by 8%. For the full year 2010, this would imply a 21% increase in global LVP.

Based on IHS’s forecast and the Company’s customer call-offs, Autoliv’s organic sales for the fourth quarter are expected to continue to outperform global LVP and grow by nearly 12%. Acquisitions are expected to add 8% and currency effects 1%, provided that current exchange rates prevail. The positive production day effect in the first quarter will result in a corresponding negative effect in the fourth quarter. This negative effect is estimated to reduce sales by 6%. Consequently, consolidated sales are expected to increase by approximately 15% in the fourth quarter. This would lead to a consolidated sales increase of approximately 40% for the full year 2010 with the organic sales portion growing by at least 30%. Acquisitions are expected to add 9% and currency effects 1%.

An operating margin of approximately 12% is expected for both the fourth quarter and for the full year 2010.

The projected effective tax rate is estimated to be close to 30% for the fourth quarter.

OTHER RECENT EVENTS

Launches in the 3rd quarter 2010

•	Audi’s new A7; Steering wheel, driver airbag, passenger airbag, driver and passenger knee airbags and night vision system.

•	Chery’s new A3; Driver airbag, passenger airbag, side airbags, inflatable curtains and seatbelts with pretensioners.

•	Ford’s new C-Max and Grand C-Max; Passenger airbag, side airbags, inflatable curtains and seatbelts with pretensioners.

•	Great Wall’s new Tengyi C30; Frontal airbags, steering wheel, seatbelts with pretensioners and safety electronics

•	Honda’s new Odyssey; Side airbags, inflatable curtains, seatbelts with pretensioners and safety electronics.

•	Mini’s new Countryman; Steering wheel, driver airbag, passenger airbag, passenger knee airbag, seatbelts with pretensioners and safety electronics.

Other Significant Events

The quarter has been favorably impacted by the acquisition of 51% of the shares in the Chinese seatbelt company Beijing Delphi Automotive Safety Product Co. Ltd. (BDS) from Delphi Inc. BDS has annual sales of approximately $30 million. The transaction completes the acquisitions of Delphi’s Occupant Protection Systems (OPS) business. These acquisitions add total annualized sales of approximately $550 million.

In the third quarter, Autoliv also acquired Delphi’s Pyrotechnic Safety Switch business, which has annualized sales of $8 million.

Standard and Poor’s has upgraded Autoliv’s long-term credit rating to “BBB+ with stable outlook” from “BBB”.

In response to the rapid growth in Asian vehicle production, Autoliv has begun the construction of India’s first seatbelt weaving plant for seatbelt webbing. The plant will increase Autoliv’s global weaving capacity for seatbelt webbing by 20% to half a billion meters (approximately 12 laps around the earth).

The first results of a crash-test rating program in Latin America for new vehicle models was announced in October. This “Latin NCAP” is linked to the global NCAP organization that includes Europe, North America, Japan, Australia and China. At the start, the Latin NCAP only performs a frontal impact test based on the Euro NCAP test program but new test criteria will gradually be added.

Dividend

As already announced, the Company has decided to increase the quarterly dividend to shareholders by 17% to 35 cents per share for the fourth quarter 2010. The dividend will be payable on Thursday, December 9, 2010 to shareholders of record on November 4, 2010. The ex-date, when the shares will trade without the right to the dividend, will be November 2, 2010.

Next Report

Autoliv intends to publish its results for the fourth quarter 2010 on Tuesday February 1, 2011.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2010, the Company’s future contractual obligations have not changed materially from the amounts reported in the 2009 Annual Report on Form 10-K filed with SEC on February 19, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2010, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on February 19, 2010.

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

We, as most other component manufactures in the automotive industry, ship products to the vehicle assembly plants so they are delivered on a “just in time” basis in order to maintain low inventory levels. Our suppliers also use a similar method. However, this “just in time” method makes the logistics supply chain in our industry very vulnerable to disruptions. Such disruptions could be caused by any one of a myriad of potential problems, including, but not limited to logistical complications due to natural disasters. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period; our customers may halt their production for the same reason. When we cease timely deliveries, we have to carry our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up”, such as over-time and premium freight. Additionally, if we are the cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses could be very significant, and may include consequential losses such as lost profits. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all.

For example, in April, Mount Eyjafjöll, a volcano in Iceland, erupted causing widespread and unprecedented delays in air travel. Such disruptions, whether caused by a volcano or some other natural disaster, were they to resume or otherwise occur, could cause significant delays and complications to our ability to ship our products to customers, as well as receive shipments from our suppliers. Also, similar difficulties for other suppliers may force our customers to halt production which may in turn impact our sales shipments to such customers. It is impossible for us to predict if and when disruptions of air transport will occur again and, if so, what impact such disruptions will have. While we are taking precautions and will seek to mitigate the impact of any such disruptions, they could very severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time and/or to absorb very significant costs to avoid disruption of our customers’ operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the third quarter of 2010, Autoliv made no stock repurchases. Since the repurchasing program was adopted in 2000, Autoliv has bought back 34.3 million shares at an average cost of $42.93 per share. Under the existing authorizations, another 3.2 million shares may be repurchased. We have suspended our share repurchases since we believe it is prudent to preserve cash in order to maintain a strong cash position in the current uncertain financial and business environment as well as to possibly take advantage of potential market opportunities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on form 10-Q, filed on May 14, 1997.

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

10.21	Facility Agreement, dated June 22, 2010, between Autoliv AB, a wholly owned Swedish subsidiary of Autoliv, Inc., and Nordea.

10.22	Facility Agreement, dated June 22, 2010, between Autoliv AB, a wholly owned Swedish subsidiary of Autoliv, Inc., and Swedish Export Credit Corporation and SEB.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 26, 2010

AUTOLIV, INC.

(Registrant)

By:	/S/ MATS WALLIN
Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)