Form 10-K
period 2010-12-31
AUTOLIV INC
filed 2011-02-23
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. as of the last business day of the second fiscal quarter of 2010 amounted to $4,234 million.

Number of shares of Common Stock outstanding as of February 18, 2011: 89,018,565

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2010 (the “Annual Report”) are incorporated by reference into Parts I and II.

2. Portions of the definitive Proxy Statement for the annual stockholders’ meeting to be held May 10, 2011, to be dated on or around March 28, 2011 (the “2011 Proxy Statement”), are incorporated by reference into Part III.

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

All such forward-looking statements, including without limitation, management’s examination of historical operating trends and data, are based upon our current expectations , various assumptions, data available from third parties and apply only as of the date of this report. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as these assumptions are inherently subject to risks and uncertainties and contingencies which are difficult or impossible to predict and are beyond our control.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our restructuring and cost reduction initiatives discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer and customer preferences for end products, customer losses, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, fluctuation of foreign currencies, fluctuation in vehicle production schedules for which the Company is a supplier, market acceptance of our new products , costs or difficulties related to the integration of any new or acquired businesses and technologies, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments or joint venture arrangements, pricing negotiations with customers, our ability to be awarded new contracts, increased costs, supply issues, product liability, warranty and recall claims and other litigation, and customer reactions thereto, possible adverse results of pending or future litigation or infringement claims, tax assessments by governmental authorities, legislative or regulatory changes, political conditions, dependence on customers and suppliers, as well the risks identified in Item 1A “Risk Factors” in this Form 10-K for the year ended December 31, 2010.

Except for the Company’s ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and we assume no obligation to update any such statement.

Business

Autoliv is the world’s leading supplier of automotive safety systems, with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, whiplash protection systems and child seats, as well as night vision systems, radar and other active safety systems. Autoliv has approximately 80 production facilities in 28 countries and our customers include the world’s largest car manufacturers. Autoliv’s sales in 2010 were $7.2 billion, approximately 67% of which consisted of airbags and associated products and approximately 33% of which consisted of seatbelts and associated products. Our most important markets are in Europe, North America, Asia-Pacific and Japan.

Autoliv’s head office is located in Stockholm, Sweden, where we employ approximately 45 people. Autoliv had approximately 34,600 employees at December 31, 2010, and a total headcount, including temporary personnel, of approximately 43,300.

The information required by Item 1 regarding developments in the Company’s business during 2010 is contained in the Annual Report on pages 3-6 and 35-45 and is incorporated herein by reference. The Annual Report is available on Autoliv’s website, www.autoliv.com and is filed as Exhibit 13 to this Form 10-K.

Financial Information on Segments

Autoliv considers its products to be components of integrated automotive safety systems, which fall within a single industry segment. Autoliv has two main operating segments; airbags/seatbelt (including restraint electronics) products, and active safety electronics products. For financial reporting purposes these two operating segments have been combined into a single reportable segment in accordance with the provisions of Accounting Standards Codification (ASC) 280 Segment Reporting. The financial data relating to Autoliv’s business in this segment over the last three fiscal years is contained in the Consolidated Financial Statements on pages 52 through 76 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements on page 75 of the Annual Report and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the sections headed “Active Safety Systems”, “Passive Safety Systems” and “Innovations for the Future” on pages 10-16, “Our Market” on pages 24 and 25, and in the Management discussion and analysis sections “Dependence on Customers”, “New Competition” and “Patents and Proprietary Technology” on pages 47 and 48 of the Annual Report and is incorporated herein by reference.

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 80 wholly or partially owned or leased production facilities located in 28 countries, consisting of both component factories and assembly factories. See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly, seat subsystems, steering wheels and our active safety and night vision systems and our other safety electronic systems. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. These factories also assemble our active safety and night vision systems. The products manufactured by Autoliv’s consolidated subsidiaries in 2010 consisted of approximately 121 million complete seatbelt systems (of which approximately 49 million were fitted with pretensioners), approximately 57 million side-impact airbags (including curtain airbags), approximately 28 million frontal airbag modules, approximately 12 million steering wheels, approximately 11 million electronic units (airbag control), approximately 0.4 million active safety systems and 0.1 million night vision systems.

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

Quality Management

Autoliv believes that superior quality is a prerequisite for it to be considered a leading global supplier of automotive safety systems and is a key to our financial performance, since quality excellence is critical for winning new orders, preventing recalls and maintaining low scrap rates. Autoliv has for many years emphasized a “zero-defect” proactive quality policy, and continues to strive to improve its working methods. This means both that Autoliv’s products must always meet performance expectations, and that Autoliv’s products must be delivered to its customers at the right times and in the right amounts. Furthermore, quality improvements further enhance our image among customers, employees and authorities.

Although quality has always been paramount in the automotive industry, especially for safety products, vehicle manufacturers have become even more quality focused with even less tolerance for any deviations. This intensified quality focus is partially due a sudden increase in the number of vehicle recalls due to a variety of reasons (not just safety) coupled with a few highly publicized vehicle recalls. In 2010, more than 20 million vehicles were recalled in the U.S. alone. This trend is likely to continue as vehicle manufacturers introduce even stricter quality requirements. We have not been immune to the recalls that have been impacting the automobile industry as a whole, including approximately 130,000 GM vehicles.

In response to this trend and to improve our own quality, we launched in the summer of 2010 the next step in our strategy of shaping a proactive quality culture of zero defects. It is called “Q5” because it addresses quality in five dimensions: products, customers, growth, behavior and suppliers. The goal of Q5 is to firmly tie together quality with value within all our processes, for all our employees, thereby leading to the best value for all our customers.

In our pursuit of excellence we have developed a chain of four “defense lines” against quality issues. These defense lines are systems that should ensure 1) robust product designs, 2) flawless components from suppliers and our own component companies, and 3) on-time deliveries of flawless products to our customers. The fourth “defense line” is systems for verifying that our products conform with specifications and an advanced tracability system in the event a recall could be needed.

Our pursuit of excellence extends from the earliest phases of product development to the proper product disposal following many years of use in a vehicle. Autoliv’s comprehensive Autoliv Product Development System (“APDS”) process includes several key check points during the development of new products that are designed to ensure that new products are well-built and have no hidden defects. In this way, we proactively prevent problems and ensure we deliver only the best designs to the market.

The Autoliv Production System (“APS”) is at the core of Autoliv’s manufacturing philosophy. APS integrates essential quality elements, such as mistake proofing, statistical process control and operator involvement, into the manufacturing processes so all Autoliv associates are aware of and understand the critical connection between themselves and our lifesaving products. This “zero-defect” principle extends beyond Autoliv to the entire supplier base. The global Autoliv Supplier Manual, which is based on strict automotive standards, defines our quality requirements and focuses on preventing bad parts from being produced by our suppliers and helps eliminate bad intermediate products in our assembly lines as early as possible.

Autoliv continues to execute its plan to have all subsidiaries certified to ISO/TS 16949, a global automotive quality management standard.

Additional information on quality management is included in the section “Quality Excellence” on pages 28 and 29 of the Annual Report and is incorporated herein by reference.

Environmental and Safety Regulations

For information on how environmental and safety regulations impact our business, see “Risk Factors – Our business may be adversely affected by environmental and safety regulations or concerns” in Item 1A and “Environmental” and “Regulations” under section “Risk and Risk Management” on page 47 of the Annual Report which is incorporated herein by reference.

Raw materials

For information on the sources and availability of raw materials, see “Risk Factors - Changes in the source, cost and availability of raw materials and components may adversely affect our profit margins” in Item 1A.

Intellectual Property

For information on our use of intellectual property and its importance to us, see “Risk Factors - If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired” in Item 1A.

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

Dependence on Customers

For information on our dependence on customers, see “Risk Factors - Our business could be materially and adversely affected if we lost any of our largest customers” in Item 1A and “Dependence on Customers” under section “Risk and Risk Management” on page 47 of the Annual Report which is incorporated herein by reference.

Research, Development and Engineering

Expenses incurred for research, development and engineering activities were $361 million, $322 million and $367 million for the years ended December 31, 2010, 2009 and 2008, respectively. Additional information on research, development and engineering is included in the section titled “Innovations for the Future” on page 16, and “Patents and Proprietary Technology” on page 48 of the Annual Report and is incorporated herein by reference.

Regulatory Costs

The fitting of seatbelts in motor vehicles is mandatory in almost all countries and many countries have strict laws regarding the use of seatbelts while in vehicles. In addition, most developed countries also require that seats in intercity buses and commercial vehicles be fitted with seatbelts. In the United States, federal legislation requires frontal airbags, both on driver-side and passenger-side, in all new passenger cars and in all new light vehicles, which are defined as unloaded vehicle weight of 5,500 pounds or less.

For information concerning the material effects on our business relating to our compliance with government safety regulations, see “Risk Factors - Our business may be adversely affected by environmental and safety regulations or concerns” in Item 1A and “Regulations” under section “Risk and Risk Management” on page 47 of the Annual Report which is incorporated herein by reference.

Autoliv Personnel

At December 31, 2010, Autoliv and its subsidiaries had approximately 34,600 employees and approximately 8,700 temporary personnel. Autoliv considers its relationship with its personnel to be good and has not experienced any major strike or other significant labor dispute in recent years.

Important unions to which some of Autoliv’s employees belong in Europe include: IG Metall in Germany, Amicus in the United Kingdom, Confédération Generale des Travaileurs and Confédération Française Démocratique du Travail in France, Federacion Minerometalurgica, Union General de Trabajadores, Union Sindical Obrera and Comisiones Obereras in Spain and Swedish Metal Workers Union and the Swedish Association of Graduated Engineers in Sweden.

In addition, Autoliv’s employees in other regions are represented by the following unions: the Metal Workers Union in Australia, the National Automotive, Aerospace and General Workers Union of Canada (CAW), and the International Association of Machinists and Aerospace Workers (IAM) in Canada, Sindicato Nacional de Trabajadores de la Industria Metalurgica y Similares, Sindicato de Trabajadores de la Pequena y Mediana Industria and Sindicato de Jornaleros y Obreros Industiales de la Industria Maquiladora in Mexico, and Sindicato dos Trabalhadores nas industrias Metalurgicas, Mecanicas e de Material eletrico e Eletronico, Siderurgicas, Automobilsticas e de Autopecas de Taubate in Brazil, and the Korean Metal Workers Union.

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

For information concerning Autoliv’s personnel and restructuring initiatives, see “Cost Structure” and “Restructuring” under section “Important Trends” on pages 36 and 37 of the Annual Report, which is incorporated herein by reference.

Financial Information on Geographic Areas

Financial information concerning Autoliv’s geographic areas is included in the section titled “Global Presence”, “Our Market” and “Effective Global Manufacturing & Purchasing” on pages 22-27 as well as in Note 19 of the Notes to Consolidated Financial Statements on page 75 of the Annual Report and is incorporated herein by reference. See also Item 1A “Risk Factors – Our business is exposed to risks inherent in global operations”.

Joint Ventures

An important element of Autoliv’s strategy has been to establish joint ventures to promote its geographical expansion and technological development and to gain assistance in marketing Autoliv’s full product line to local automobile manufacturers. Autoliv is not currently involved in any joint ventures that have been formed for the purpose of developing technology, but it is possible that strategic alliances combining Autoliv’s technologies and expertise with that of others may expand business opportunities in the future. Autoliv’s current joint ventures are focused on establishing a presence in emerging markets.

Autoliv typically contributes design and production knowledge to joint ventures, with the local partner providing sales support and manufacturing facilities. Some of these local partners manufacture and sell standardized seatbelt systems, and will, through the joint venture with Autoliv, be able to upgrade their technology to meet specific customer demands and/or expand their product offerings.

For information on how these joint ventures are accounted for, including name and Autoliv’s percentage of ownership, see Note 7 of the Notes to Consolidated Financial Statements on page 64 of the Annual Report, which is incorporated herein by reference.

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

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. A discussion of the risks associated with these factors is included below.

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business

Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and depend on general economic conditions as well as other factors, including consumer spending and preferences and changes in interest rate levels and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives, and political volatility, especially in energy producing countries and emerging markets. In addition, automotive sales and production can be affected by our customers’ labor relations issues, regulatory requirements, trade agreements and other factors. Any significant (adverse) change in any of these factors, including general economic conditions, may result in a reduction in automotive sales and production by our customers, and thus have a material adverse effect on our business, results of operations and financial condition.

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

Change in consumer trends and political decisions affecting vehicle sales could adversely affect our results in the future

During 2007-2009, global production of premium cars and light trucks dropped by 44% from the 2007 level compared to an overall decrease of global LVP of 16%. In 2010, global production of premium cars and light trucks was 11% less than in 2007 despite the fact the overall global LVP increased by 4%. This drop was particularly pronounced in Western Europe and North America where many of the premium vehicles have safety content values of more than $500. This “mix shift” had a negative impact on Autoliv’s market as the value of safety systems in premium vehicles is often more than twice as high as in a low-end vehicle for the markets in North America and Western Europe. In vehicles for the emerging markets the difference is even more significant. For example, the strong LVP growth in China and India has currently created a dilutive effect, since the average safety value per vehicle in these markets of approximately $200 and $60, respectively, are below the global average of nearly $250. Car consumer trends such as this could accelerate in the future, especially as a result of political initiatives aimed at (or having the effect of) directing demand more towards smaller cars. As safety content per vehicle is also an indicator of the Company’s sales development, should the current trends continue, the average value of safety systems per vehicle could decline and negatively affect our sales and margins.

We operate in highly competitive markets

The markets in which we operate are highly competitive. The market for occupant restraint systems has undergone a significant consolidation during the past fifteen years. We compete with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of price, manufacturing and distribution capability, product design, product quality, product delivery and product service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than Autoliv. Some of our competitors may also have a “preferred status” as a result of special relationships with certain customers. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can, or adapt more quickly than we do to new technologies or evolving regulatory, industry or customer requirements. We may also encounter increased competition in the future from existing competitors or new competitors. As a result, our products may not be able to compete successfully with their products. Should this happen, we will suffer material adverse effects on our business, results of operations and financial condition.

The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability

Although we have frame contracts with many of our customers, these frame contracts generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant, rather than for the purchase of a specific quantity of products. Furthermore, these frame contracts are often subject to renewal/ re-quotation at the customer’s option at periodic intervals, some times as frequent as on a year-to-year basis. Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or a particular vehicle brand for which we are a significant supplier could reduce our sales and harm our profitability. While we believe this risk is mitigated by the fact that the Company’s sales are split over several hundred contracts covering at least as many vehicle platforms or vehicle models, a significant disruption in the industry, a significant decline in overall demand, or a dramatic change in vehicle preferences, could have a material adverse effect on our sales, as in 2009.

RISKS RELATED TO OUR BUSINESS

Escalating pricing pressures from our customers may adversely affect our business

The automotive industry has been characterized by very tough pricing pressure from customers for many years. This trend is partly attributable to the major automobile manufacturers’ strong purchasing power. As other automotive component manufacturers, we are often expected to quote fixed prices or are forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for engineering work. Our future profitability will depend upon, among other things, our ability to continuously reduce our cost per unit and maintaining a cost structure, enabling Autoliv to remain cost-competitive.

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

We could experience disruption in our supply or delivery chain which could cause one or more of our customers to halt production

We, as with other component manufactures in the automotive industry, ship products to the vehicle assembly plants throughout the world so they are delivered on a “just in time” basis in order to maintain low inventory levels. Our suppliers also use a similar method. However, this “just-in-time” method makes the logistics supply chain in our industry very complex and very vulnerable to disruptions.

Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions, political upheaval, as well as logistical complications due to weather, volcanic eruptions, or other natural disasters, mechanical failures, delayed customs processing and more. Additionally, as the Company grows in low cost countries, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers, in turn to suspend their orders, or instruct us to suspend delivery, of our products, which may adversely affect our financial performance.

When we cease timely deliveries, we have to absorb our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up”, such as over-time and premium freight.

Additionally, if we are the cause for a customer being forced to halt production in which case the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be very significant, and may include consequential losses such as lost profits. Thus, any supply-chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown could expose us to material claims of compensation. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all.

For example in early 2010 volcanic activity in Iceland caused widespread and unprecedented delays in air travel. Such disruptions, whether caused by a volcano or some other natural disaster, were they to resume or otherwise occur, could cause significant delays and complications to our ability to ship our products to customers, as well as receive shipments from our suppliers. Also, similar difficulties for other suppliers may force our customers to halt production which may in turn impact our sales shipments to such customers. It is impossible for us to predict if and when disruptions of air transport will occur again and, if so, what impact such disruptions will have. While we are taking precautions and will seek to mitigate the impact of any such disruptions, they could very severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time and/or to absorb very significant costs to avoid disruption of our customers’ operations.

Changes in the source, cost and availability of raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Strong worldwide demand for certain raw materials has had a significant impact on raw material prices and short-term availability in recent years. Our business has not generally experienced significant or long-term difficulty in obtaining raw materials but increases in the price of the raw materials and components in our products could materially increase our operating costs, and materially and adversely affect our profit margin, as direct materials amounted to approximately 52% of our net sales in 2010, of which half is the raw material cost portion.

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

Adverse developments affecting one or more of our major suppliers could harm our profitability

Any significant disruption in our supplier relationships, particularly relationships with sole-source suppliers, could harm our profitability. Furthermore, some of our suppliers may not be able to handle the commodity cost volatility and/or sharply changing volumes while still performing as we expect. Due to the rapid recovery of our business following the financial crisis, our suppliers may currently be rebuilding both competency and capacity. Additionally, more of our suppliers are located in emerging markets. As such, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we try to make contingency plans for such risks.

Our business could be materially and adversely affected if we lost any of our largest customers

Autoliv is dependent on a relatively small number of automobile manufacturers with strong purchasing power, as a result of high market concentration, that has developed due to customer consolidation during the last couple of decades. Our five largest customers represented 53% of our consolidated sales for 2010. Our largest contract accounted for approximately 2% of our total fiscal 2010 sales and expires in 2013. Although business with any given customer is typically split into several contracts (usually one contract per vehicle model), the loss of all of the business from any of our primary customers (whether by cancellation of existing contracts or not awarding us new business) could have a material adverse effect on our business, results of operations and financial position. For example, following recalls involving some 130,000 vehicles for which Autoliv was a supplier, GM has informed the Company that they will award us new business only when specific conditions have been met. Although this will likely not have an immediate material impact on our business or results of operations, Autoliv is committed to meeting these conditions as quickly as possible. Failure to meet these criteria could have a gradually increasing negative impact on our future sales and earnings starting in 2014 when the first existing contract expires, provided that the capacity that becomes available could not be utilized for other customers.

Information concerning our major customers is included on page 25 in the section headed “Sales by Customer” and in Note 19 of the Consolidated Financial Statements on page 75 of the Annual Report.

We are involved from time to time in legal proceedings and our business may suffer as a result of adverse outcomes of current or future legal proceedings

We are, from time to time, involved in legal proceedings and commercial or contractual disputes that may be significant. These claims may include, without limitation, commercial or contractual disputes, including disputes with our suppliers, intellectual property matters, regulatory matters and governmental investigations, personal injury claims, environmental issues, tax and customs matters, and employment matters. Such legal proceedings, including regulatory actions and government investigations, may seek recovery of very large indeterminate amounts or to limit our operations, and the possibility that they may arise and their magnitude may remain unknown for substantial periods of time. A substantial legal liability or adverse regulatory outcome and the substantial cost to defend the litigation or regulatory proceedings may have an adverse effect on our business, operating results, financial condition, cash flows and reputation. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position or that reserves or insurance will mitigate such impact.

For example, on February 8, 2011, Autoliv ASP Inc., a Company subsidiary, received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (”DOJ”) requesting documents and information as part of a long-running investigation whether and to what extent employees of auto parts suppliers, including Autoliv, have entered into unlawful agreements or understandings related to sales to automobile manufacturers. The Company has a longstanding commitment to ethical conduct and compliance with the law, and in no way condones unlawful behavior. The Company intends to cooperate with the DOJ and is investigating the matter. The Company does not believe that the cost of its investigation will be material but it cannot estimate the impact, if any, that the resolution of the government’s investigation could have on the Company’s financial position, operating results or cash flows.

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

In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall involving such products. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product-liability claims. In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis; any one or more quality, warranty or other recall issue(s) (including issues affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures which may have a severe impact on the Company’s operations, such as a global temporary or prolonged suspension of new orders. A warranty, recall or product-liability claim brought against Autoliv in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. Although we regularly evaluate the appropriateness of these reserves, and adjust them when appropriate, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

Work stoppages or other labor issues at our customers’ facilities or at our facilities could adversely affect our operations

The severe conditions in the automotive industry and actions taken by our customers and other suppliers to address negative industry trends may have the side effect of causing labor relations problems at those companies. If any of our customers experience a material work stoppage, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at another supplier could interrupt production at one of our customers’ plants which would have the same effect. This could cause Autoliv to shut down production facilities supplying these products, which could have a material adverse effect on our business, results of operations and financial condition. While labor contract negotiations at our locations historically have rarely resulted in work stoppages, we cannot assure that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage at one or more of our plants, or our customers’ facilities could have a material adverse effect on our business.

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

Though we continuously seek to restructure and align our operations to prevailing market conditions, additional restructuring steps may at any time be necessary, possibly on short notice and at significant cost, despite having previously responded in recent years to the rapid changes then occurring in the industry

The Company continues to evaluate the need to institute restructuring activities to address the changes in the automotive and financial markets and its effects on the demand for our products. Our restructuring initiatives include efforts to adjust our manufacturing capacity, including plant closures, accelerate the move of sourcing to low-cost countries, consolidate our supplier base and standardization of products, and to reduce our overhead costs, including consolidation of tech centers. The successful implementation of our restructuring activities will require us to involve sourcing, logistics, technology and employment arrangements. While the Company continues to evaluate individual components of our restructuring initiatives, the complex nature of the Company’s various restructuring initiatives could cause difficulties or delays in the implementation of any such initiative or it may not be immediately effective, resulting in an adverse material impact on the Company’s performance. In addition, our restructuring activities may be extended to mitigate the effects of further production cuts by our customers.

A prolonged recession and/or another downturn in our industry could result in the Company having insufficient funds to continue its operations without additional financing activities

Our ability to generate cash from our operations is highly dependent on sales and therefore on light vehicle production and the global economy. If light vehicle production were to remain on low levels for an extended period of time this would result in a significantly negative cash flow. Similarly, if cash losses for customer defaults rise sharply this would also result in a negative cash flow. Such negative cash flow could result in the Company having insufficient funds to continue its operations unless it can procure external financing, which may not be possible.

A prolonged recession and/or another downturn in our industry could result in external financing not being available to us or available only on materially different terms than what has historically been available

Although our credit rating was upgraded in 2010, our current credit rating could be lowered as a result of us experiencing significant negative cash flows or a dire financial outlook. This may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our existing credit facilities expire in 2012, 2015 and 2017, respectively. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our Revolving Credit Facility syndicate were to default. If external financing is unavailable to us when necessary, the Company may have insufficient funds to continue its operations. Information concerning the Company’s credit facilities and other financings are included on page 44 in the section headed “Treasury Activities” and in Note 12 to the Consolidated Financial Statements on pages 67 and 68 in the Annual Report.

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

Even so, if a major customer would enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification; or if a major customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely that the Company will be forced to record a substantial loss.

Governmental restrictions may impact our business adversely

Some of our customers are owned by a governmental entity, receive various forms of governmental aid or support or are subject to governmental influence in other forms. As a result, they may be required to procure components from local suppliers or other restrictions. The nature and form of any such restrictions or protections, whatever their basis, is very difficult to predict as is their potential impact. However, they are likely to be based on political rather than economical or operational considerations, and may severally impact our business.

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

We may be forced to make additional funding of our defined benefit pension plan

Our defined benefit pension plans may require additional funding which, in some circumstances, could amount to material amounts.

Information concerning our defined benefit plans is included in Note 18 of the Consolidated Financial Statements on pages 71 through 75 of the Annual Report.

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

You should not anticipate or expect the payment of cash dividends on our common stock

Our dividend policy is subject to the discretion of our Board of Directors and depends upon a number of factors, including our earnings, financial condition, cash and capital needs and general economic or business conditions. Although we currently use dividends as a way to return value to our stockholders, during the second quarter of 2009 until the third quarter of 2010, our Board of Directors suspended our quarterly dividend after determining that a suspension was necessary in light of the decline in global light vehicle production, the uncertainty surrounding the recession at the time and the inherent risk of customer defaults. While the Company has recently resumed the payment of dividends on our common stock, in the future, there can be no assurance that the Board of Directors will continue to declare dividends.

Our level of indebtedness may harm our financial condition and results of operations

As of December 31, 2010, we have outstanding debt of $725 million, including $400 million in privately placed debt issued in 2007. We may incur additional debt for a variety of reasons. Although our revolving credit facilities do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

•	potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse affect on our ability to access additional capital.

Increases in IT security threats and the sophistication of computer crime could pose a risk to our systems, networks, solutions and services.

As the world’s largest automotive safety system supplier with facilities in 28 countries, we rely extensively on information technology (IT) systems. Attacks on our IT systems pose a risk to the security of our systems and our ability to protect our networks and the confidentiality, availability and integrity of our and our customers’ data. As a result, such attacks or other disruptions could potentially lead to the leakage of confidential information, including our intellectual property, improper use of our systems and networks, manipulation and destruction of data, production downtimes and both internal and external supply shortages. Such outcomes could then adversely affect our results of operations.

Also, we rely on several global data deposit centers. While there is some redundancy between the facilities, if several of the facilities were to be impacted by such attacks or disruptions, the resulting loss of our data or disruptions to our communications could adversely impact our financial results.

RISKS RELATED TO INTERNATIONAL OPERATIONS

Our business is exposed to risks inherent in global operations

Due to our global operations, we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act), which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries, and what information we can provide to authorities in governmental organizations.

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

We also have manufacturing and distribution facilities in many countries. Some of these countries are emerging markets. International operations, especially in emerging markets, are subject to certain risks inherent in doing business abroad, including:

•	Exposure to local economic conditions;

•	Exposure to local political turmoil;

•	Expropriation and nationalization;

•	Withholding and other taxes on remittances and other payments by subsidiaries;

•	Investment restrictions or requirements; and

•	Export and import restrictions.

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

Global integration may result in additional risks

Because of our efforts to integrate our operations globally to manage cost, we face the additional risk that should any of the other risks discussed herein materialize, the negative effects could be more pronounced. For example, while supply delays of a component historically typically only affect a few customer models, such a delay could now affect several models of several customers in several geographic areas. Additionally, as we move our operations to lower cost countries, we have witnessed an increase in our exposure to risks associated with developing countries, such as the risk of political upheaval. Similarly, should we face a recall or warranty issue due to a defective product, such a recall or warranty issue is now more likely to involve a larger number of units in several geographic areas.

Exchange rate risks

In addition, as a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Such risks and exposures include:

•	transaction exposure, which arises because the cost of a product originates in one currency and the product is sold in another currency;

•	translation exposure in the income statement, which arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars; and

•	translation exposure in the balance sheet, which arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars.

The financial crisis during 2008-2009 caused extreme and unprecedented volatility in foreign currency exchange rates. We anticipate that such fluctuations may occur again and may impact our financial results. We cannot predict when, or if, this volatility will cease or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies and have not engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future relating to foreign currency exchange rates.

In addition, developing/lower cost countries are more likely to utilize foreign currency restrictions that govern the transfer of funds out of such country. As we continue to increase our presence in such countries, there is an increased risk that such foreign currency controls may create difficulty in repatriating profits from lower cost countries in the form of taxes or other restrictions.

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

In the future, the best growth opportunities may be in passive safety electronics and active safety systems markets, which include and are likely to include other and often larger companies than Autoliv’s traditional competitors. If we fail to adequately manage these acquisition risks, the acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect our financial results.

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. At present, we hold more than 6,000 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. We utilize, and have access to, the patents of our joint ventures. Our patents expire on various dates during the period 2011 to 2030. We do not expect the expiration of any single patent to have a material adverse effect on our business, results of operations and financial condition. Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Also, any patents now owned by us may not afford protection against competitors that develop similar technology.

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

Although we have no known pending material environmental related issues, we have made and will continue to make capital and other expenditures to comply with environmental requirements. To reduce our exposure to environmental risk, we implemented an environmental plan in 1996 based on our environmental policy. According to the plan, we sought to certify according to ISO 14001, an international standard for environmental management systems, all our plants and units. To date, 91% of our facilities representing 97% of our consolidated sales, have been certified according to ISO 14001. However, we cannot assure that we have been or will be at all times in complete compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts that we, at each time, may have reserved.

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

Additional information relating to our environmental management is included in the section “Contribution to Protecting the Environment” on page 17 and in the “Management’s Discussion and Analysis” of the Annual Report.

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

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Items Produced at Facility	Owned/ Leased

Australia
Autoliv Australia Proprietary Ltd	Melbourne	Seatbelts and airbags	Leased

Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, steering wheels and webbing	Owned

Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned
Autoliv Electronics Canada, Inc.	Markham, Ontario	Airbag electronics	Leased
VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Beijing) Vehicle Safety Co., Ltd.	Beijing	Seatbelts	Owned
Autoliv (Changchun) Vehicle Safety Systems Co. Ltd	Changchun	Airbags and seatbelts	Owned
Autoliv (China) Electronics Co., Ltd.	Shanghai	Airbag Control Units and Remote Sensing Units	Owned
Autoliv Inflator Co., Ltd.	Shanghai	Inflators	Owned
Autoliv (China) Steering Wheel Co., Ltd.	Shanghai	Steering wheels	Owned
Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned
Autoliv (Nanjing) Co., Ltd.	Nanjing	Seatbelts	Leased
Autoliv (Shanghai) Automotive Safety Restraint Systems Co., Ltd.	Shanghai	Airbags, Seatbelts and Airbag cushions	Owned
Changchun Hongguang-Autoliv Vehicle Safety System Co., Ltd.	Changchun	Seatbelts	Leased
Taicang Van Oerle Alberton Shenda Special Type Textile Products Co., Ltd.	Shanghai	Seatbelt webbing	Owned

Estonia
Norma AS	Tallinn	Seatbelts and belt components	Owned

France
Autoliv Electronic SAS	Cergy-Pontoise	Airbag electronics	Leased
	Saint-Etienne du Rouvray	Airbag electronics	Leased
Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags	Owned
Autoliv Isodelta SAS	Chiré-en-Montreuil	Steering wheels and covers	Owned
EAK SNC Composants pour L’Automobile SAS	Valentigney	Seatbelts and airbags	Owned
Livbag SAS	Pont-de-Buis	Airbag inflators	Owned
N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Initiators for airbag inflators	Owned

Germany
Autoliv B.V. & Co. KG	Braunschweig	Airbags	Owned
	Dachau	Airbags	Leased
	Elmshorn	Seatbelts	Owned
Autoliv Protektor GmbH	Lübeck	Seatbelts	Leased
Autoliv Sicherheitstechnik GmbH	Döbeln	Seatbelts and pretensioners	Owned
Autoliv Stakupress GmbH	Norderstedt	Seatbelt components	Leased

Hungary
Autoliv Kft.	Sopronkovesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts	Leased
	Delhi	Airbags	Leased
	Chennai	Seatbelts	Leased
	Uttarakhand	Seatbelts	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts	Leased

Japan
Autoliv Japan Ltd.	Atsugi	Steering wheels	Owned
	Hiroshima	Airbags and steering wheels	Owned
	Taketoyo	Airbag inflators	Owned
	Tsukuba	Airbags and seatbelts	Owned

Korea
Autoliv Corporation	Seoul	Airbags and seatbelts	Owned
	Wonju	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Steering Wheels	Owned
Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts and airbags	Owned
Autoliv Safety Technology de Mexico S.A. de C.V.	Tijuana	Seatbelts	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Airbag cushions	Leased
	Querétaro	Steering wheels	Leased
	Querétaro	Airbags	Leased

Netherlands
Van Oerle Alberton B.V.	Boxtel	Seatbelt webbing	Owned

Philippines
Autoliv Izumi Philippines Co, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp z.o.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags and seatbelts	Owned

Romania
Autoliv Romania SA	Brasov	Seatbelts	Owned
Van Oerle Alberton BV	Brasov	Seatbelt webbing	Owned
Autoliv Inflator Romania	Brasov	Inflators	Owned
Textiles Romania	Lugoj	Airbag cushions	Owned
Autoliv Romania Spring Dynamics	Prejmer	Springs for retractors and height adjusters	Leased
Autoliv Electronics Europe	Timisoara	Safety Electronics	Leased

Russia
OOO Autoliv	St. Petersburg	Seatbelts	Leased

South Africa
Autoliv Southern Africa (Pty) Ltd.	Johannesburg, Gauteng	Seatbelts, airbags and steering wheels	Owned

Spain
Autoliv BKI S.A.	Valencia	Airbags	Owned
Autoliv KLE S.A.	Barcelona	Seatbelts	Owned

Sweden
Autoliv Electronics AB	Motala	Safety electronics	Leased
Autoliv Mekan AB	Hässleholm	Components for car seats	Owned
Autoliv Sverige AB	Vårgårda	Airbags, seatbelts and integrated child seats	Owned

Taiwan
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts and airbags	Owned

Tunisia
Autoliv Steering Wheels Tunisia	El Fahs and Nadhour	Leather wrapping of steering wheels	Owned
Autoliv Tunisia Zriba	Zriba	Seatbelts	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelts and airbags	Owned
Autoliv Teknoloji Urunleri Sanyai Ve Ticaret A.S.	Gebze-Kocaeli	Leather wrapping of steering wheels	Leased
Autoliv Metal Pres Sanayi Yi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelt components	Leased

United Kingdom
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City, Utah	Inflators	Owned
	Goleta, California	Night Vision	Leased
	Lowell, MA	Radar sensors	Leased
	Ogden, Utah	Airbag modules	Owned
	Promontory, Utah	Gas generators	Owned
	Tremonton, Utah	Initiators for airbag inflators	Owned

TECHNICAL CENTERS AND CRASH TEST LABORATORIES

Location	Function

China
Autoliv China, Shanghai	Technical center for airbags and seatbelts with full-scale test laboratory

France
Autoliv France, Gournay-en-Bray	Technical center for airbags and seatbelts with full-scale test laboratory
Autoliv Electronics France, Cergy-Pontoise	Technical center for electronics
Autoliv Inflators, Pont-de-Buis	Technical center for inflator and pyrotechnic development

Germany
Autoliv Germany, Dachau	Technical center for airbags with full-scale test laboratory
Autoliv Germany, Elmshorn	Technical center for seatbelts with full-scale test laboratory

India
Autoliv India, Bangalore	Technical center for airbags and seatbelts with sled testing

Japan
Autoliv Japan, Tsukuba	Technical center for airbags with sled test laboratory

Korea
Autoliv Corporation, Seoul	Technical center with sled test laboratory
Autoliv Corporation, Wonju	Technical center with sled test laboratory

Romania
Autoliv Romania, Brasov	Technical center for seatbelts with sled test laboratory

Sweden
Autoliv Research, Vårgårda	Research center
Autoliv Safety Center, Vårgårda	Technical center for airbags with full-scale test laboratory
Autoliv Electronics Sweden, Motala/Linköping	Technical center for electronics and active safety

USA
Autoliv North America, Auburn Hills, Michigan	Technical center for airbags, steering wheels, seatbelts with full-scale test laboratory
Autoliv North America, Ogden, Utah	Technical center for airbags, inflators and pyrotechnics
Autoliv Electronics America, Southfield, Michigan	Technical center for electronics and active safety
Autoliv Electronics America, Lowell, MA	Technical center for active safety

Additional information relating to the Company’s properties is included in the section titled “Global Presence” on pages 22-23 of the Annual Report and is incorporated herein by reference.

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

Litigation in France (Autoliv Holding Limited)

In 1997, Autoliv AB (a wholly-owned subsidiary of Autoliv, Inc.) acquired Marling Industries plc (“Marling”). At that time, Marling was involved in a litigation relating to the sale in 1992 of a French subsidiary. The plaintiff sought damages of €40 million (approximately $53 million) claiming that Marling and another entity then part of the Marling group, had failed to disclose certain facts in connection with the 1992 sale and that such failure was the proximate cause of losses in the amount of the damages sought. In May 2006, a French court ruled that Marling (now named Autoliv Holding Limited) and the other entity had failed to disclose certain facts in connection with the 1992 sale and appointed an expert to assess the losses. Autoliv appealed the May 2006 decision. During the fourth quarter of 2010, settlement discussions resulted in Autoliv agreeing to pay an immaterial amount in exchange for a release from all liability in this matter.

Takata-Petri AG

In August 2010, Takata-Petri AG (“Takata-Petri”) filed a complaint against Autoliv, ASP (“ASP”), a wholly-owned subsidiary of Autoliv, alleging that ASP supplied defective inflators to Takata-Petri and sought damages in the amount of €18.5 million (approximately $24 million). Takata-Petri had used the inflators in a driver airbag module designed and sold by Takata-Petri to a vehicle manufacturer (“OEM”). The OEM installed Takata-Petri’s airbag module in a vehicle that the OEM subsequently recalled due to the vehicle’s failure to meet all relevant specifications. ASP rejected the claim. During the fourth quarter of 2010, Takata withdrew its claim.

NPC

In 2009, Autoliv initiated a “voluntary closure due to economical reasons” of its Normandy Precision Components (NPC) plant located in France. Employment contracts of fourteen “protected employees” (i.e., union representatives) may under French law be terminated only with approval of the authorities. Such approval has been refused for six of the fourteen protected employees and those six employees are seeking continued employment and other benefits for (at least) the duration of their tenure as union representatives, which may be several years. In parallel most of the other former NPC employees filed a claim in a French court in September 2010 alleging damages for “unfair dismissal” in an aggregate amount of €11 million (approximately $15 million). While we intend to vigorously defend against these actions, the outcome of this legal dispute is difficult to predict and any reserves may not be sufficient to cover any associated expense since French labor law is complex and grants significant discretionary authority to French courts.

SEVA Patent Dispute

On April 19, 2010, SEVA Technologies SA (“SEVA”) initiated actions against several employees and wholly-owned subsidiaries of Autoliv, Inc. In the actions, SEVA alleges that following preliminary discussions with SEVA starting in 2006, Autoliv’s subsidiaries misappropriated SEVA’s confidential information disclosed to such subsidiaries under a non-disclosure agreement and used such information to obtain a patent. SEVA is principally seeking to have SEVA declared the owner of the patent and certain former SEVA employees declared the inventors of the patent. SEVA has also indicated that it may seek damages of €22 million (approximately $29 million). Autoliv rejected the claims, intends to vigorously defend itself against the same and has made no provisions for any expenses relating thereto.

IRS Audit Proceedings

On March 31, 2009, the Internal Revenue Service (IRS) field examination team examining the Company’s 2003-2005 U.S. income tax returns issued an examination report in which the examination team proposed to increase the Company’s U.S. taxable income due to alleged incorrect transfer pricing. The Company, after consultation with its tax counsel, filed a protest to the examination report with the Appeals Office of the IRS. The Appeals Office, in a letter dated June 1, 2010, informed the Company that it had concluded that the IRS should withdraw all of the adjustments that would have increased the Company’s taxable income due to alleged incorrect transfer pricing. The Appeals Office determination is subject to certain further reviews. The Company is neither able to estimate when these reviews will be completed nor assure their satisfactory outcome. See Note 4 to the Consolidated Financial Statements included herein for additional information.

Antitrust Investigation

On February 8, 2011, Autoliv ASP Inc., a Company subsidiary, received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (”DOJ”) requesting documents and information as part of a long-running investigation whether and to what extent employees of auto parts suppliers, including Autoliv, have entered into unlawful agreements or understandings related to sales to automobile manufacturers. The Company has a longstanding commitment to ethical conduct and compliance with the law, and in no way condones unlawful behavior. The Company intends to cooperate with the DOJ and is investigating the matter. The Company does not believe that the cost of its investigation will be material but it cannot estimate the impact, if any, that the resolution of the government’s investigation could have on the Company’s financial position, operating results or cash flows.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market for Autoliv’s common stock including the relevant trading market, and approximate number of shareholders is included in the section titled “Share Performance and Shareholder Information” on pages 32 and 33 of the Annual Report and is incorporated herein by reference.

Share price and dividends

Information on the Company’s quarterly share prices and dividends declared and paid for the two most recent years, 2010 and 2009, is included in the “Share Price and Dividends” table on page 33 of the Annual Report and is incorporated herein by reference.

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

The Settlement Rate is based on the applicable market value of the Company’s common stock on the settlement date. The minimum and maximum number of shares to be issued under the purchase contracts is approximately 5.7 million and 6.8 million, respectively (giving effect to the dividend paid in the third quarter 2010 and the exchange of the Equity Units discussed below).

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

The Company allocated proceeds received upon issuance of the equity units based on relative fair values at the time of issuance. The fair value of the purchase contract at issuance was $3.75 and the fair value of the note was $21.25. The discount on the notes will be amortized using the effective interest rate method. Accordingly, the difference between the stated rate (i.e. cash payments of interest) and the effective interest rate will be credited to the value of the notes. Thus, at the end of the three years, the notes will be stated on the balance sheet at their face amount. The Company allocated 1% of the 6% of underwriting commissions paid to the debt as deferred charges based on commissions paid for similar debt issuances, but including factors for current market conditions and the Company’s current credit rating. The deferred charges will be amortized over the life of the note (until remarketing day) using the effective interest rate method. The remaining underwriting commissions (5%) were allocated to the equity forward and recorded as a reduction to paid-in capital.

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

As a result of these transactions, the Company recognized approximately $12 million of debt extinguishment costs within its Consolidated Statement of Operations for the year ended December 31, 2010.

Stock repurchase program

Since September 15, 2008 (the day of the default of Lehman Brothers), Autoliv has made no share repurchases. Since the repurchase program was adopted in 2000, Autoliv has repurchased 34.3 million Autoliv, Inc. shares at an average cost of US $42.93 per share.

Under the existing authorizations, approximately another 3.2 million shares may be repurchased. Although we suspended our share repurchases to preserve cash in order to maintain a strong cash position in the current uncertain business environment as well as to possibly take advantage of potential market opportunities we may from time to time repurchase our shares in the open market under the existing share repurchase program.

Additional information concerning the repurchase of Autoliv stock is included on pages 30 and 31 in the section “Value-Creating Cash Flow” of the Annual Report, and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the Amended and Restated 1997 Stock Incentive Plan

The following table provides information as of December 31, 2010, about the common stock that may be issued under the Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights(2)	(b) Weighted- average exercise price of outstanding options, warrants and rights(3)	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	1,516,894	$40.31	4,665,830	(4)
Equity compensation plans not approved by security holders	—	—	—

Total	1,516,894	$40.31	4,665,830

(1)	Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, as amended by Amendment No. 1 dated December 17, 2010.
(2)	Includes 360,928 shares of common stock issuable upon the vesting and conversion of RSUs.
(3)	Excludes RSUs, which convert to shares of common stock for no consideration.
(4)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 6.	Selected Financial Data

Selected financial data for the five years ended December 31, 2010 is included on page 85 of the Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2010 is included on pages 35 through 51 of the Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Quantitative and Qualitative Disclosures about market risk are included in the Management’s Discussion and Analysis section “Risks and Risk Management” on pages 46 through 49 of the Annual Report and are incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2010 and 2009 and the Consolidated Statements of Income and Cash Flows and Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2010, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included on pages 52 through 78 of the Annual Report and are incorporated herein by reference.

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

(b) Management’s Report on Internal Control Over Financial Reporting

The Management Report on Internal Control over Financial Reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) is included on page 51 of the Annual Report in the section “Management’s Reports” immediately preceding the audited financial statements and is incorporated herein by reference.

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by our independent registered public accounting firm, as stated in their report that is included on page 78 of the Annual Report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

All events required to be disclosed on form 8-K during the fourth quarter have been reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors:

Information concerning the directors and nominees for re-election of directors of Autoliv is included in Item 1 of the 2011 Proxy Statement under the captions “Nominees for Directors at the 2011 Annual Meeting,” “Directors Continuing in Office with Terms Expiring at the 2012 Annual Meeting” and “Directors Continuing in Office with Terms Expiring at the 2013 Annual Meeting” and is incorporated herein by reference.

Executive Officers of the Registrant:

Corporate Executive Management

Jan Carlson, age 50, was appointed a director of Autoliv on May 2, 2007 after becoming President and Chief Executive Officer of Autoliv on April 1, 2007. Mr. Carlson joined Autoliv in 1999 as President of Autoliv Electronics and held that position until April 2005, when he became Vice President for Engineering of Autoliv and a member of the Company’s Executive Committee. Prior to joining Autoliv, Mr. Carlson was President of Saab Combitech, a division within the Saab aircraft group specializing in commercializing military technologies. Mr. Carlson has a Master of Science degree in Physical Engineering from the University of Linköping, Sweden.

Steven Fredin, age 49, Vice President Engineering, appointed September 1, 2006. Mr. Fredin has worked for Autoliv since 1988 and has been a key technical leader in virtually all of Autoliv’s product areas. Prior to assuming his current position, he was Director Global System Development of the Company and Vice President of Seatbelt Development for Autoliv North America. Mr. Fredin holds a Bachelor of Science degree in Mechanical Engineering from Michigan Technological University.

Halvar Jonzon, age 60, Vice President Purchasing, appointed January 1, 2002. Prior to joining Autoliv, Mr. Jonzon held various positions since 1974 in Electrolux, the Swedish white goods company, including General Manager of Electrolux International (1983-86), Senior Vice President, Purchasing for the White Goods Division (1986-91), Senior Vice President and General Manager for Nordic Markets (1991-96) and for the European Logistics Division (1996-99), as well as Senior Vice President and Chief of Staff of Electrolux Home Products Europe S. A. in Brussels (1999-02). He holds an MBA from Stockholm School of Economics and an Executive Education Diploma from Columbia Business School in New York City. As the Company disclosed on November 16, 2010, Mr. Jonzon will retire on March 31, 2011.

Svante Mogefors, age 56 Vice President Quality and Manufacturing, appointed to the former position on April 1, 2005, after having been Director Corporate Quality of Autoliv AB since 2003. On March 7, 2009, Mr. Mogefors was also appointed Vice President Manufacturing. Mr. Mogefors initially joined Autoliv in 1985 and has experience in several functions and positions within Autoliv, including the areas of product development, process implementations and quality control. Between 1990 and 1996, Mr. Mogefors was for a period President of Lesjöfors Herrljunga AB and for another period President of Moelven E-Modul AB. Mr. Mogefors holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

Mats Ödman, age 60, Vice President Corporate Communications, appointed May 1, 1997, after having been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Ödman was Vice President Corporate Communications in Fermenta AB and Gambro AB. Prior to that Mr. Ödman was Investor Relations Manager in New York for Pharmacia AB.

Jan Olsson, age 56, Vice President Research, appointed April 1, 2005. Mr. Olsson was Vice President Engineering from 1997 to 2005, President of Autoliv Sverige AB from 1994 to 1997 and Manager of Engineering of Autoliv Sverige AB from 1989 until August 1994. Mr. Olsson holds a Master of Science degree from the Chalmers Institute of Technology in Gothenburg.

Mats Adamson, age 51, Vice President Human Resources, appointed on June 1, 2010. Prior to assuming his current position on June 1, 2010, Mr. Adamson was Senior Vice President Group Human Resources at Swedish Match, a producer of smoke-free tobacco products, cigars and light products listed on the Stockholm Stock Exchange. He had held this position since 2007. From 1994 to 1997, Mr. Adamson was Human Resource Manager for Swedish Match’s Estonian subsidiary. In 1997, he was promoted Human Resource Director for the Swedish Match North European Sales Region and in 1999 to Vice President Human Resources for the Swedish Match North Europe Division. Prior to joining Swedish Match, he held various human resource positions between 1990 and 1994 at Nordbanken, the origin of Nordea, the largest bank in the Nordic region. When Mats Adamson started at Nordbanken he came from a successful military career, becoming a major in the Swedish Coast Artillery at age 28.

Lars Sjöbring, age 43, Vice President Legal Affairs, General Counsel and Secretary, appointed September 3, 2007. Prior to joining Autoliv, Mr. Sjöbring held various positions with Telia AB; Skadden Arps, Slate, Meagher and Flom LLP; and most recently prior to joining Autoliv, was Director Legal, M&A at Nokia Corp. Mr. Sjöbring holds Master of Law degrees from the University of Lund, Sweden; Amsterdam School of International Relations (ASIR), the Netherlands; and Fordham University School of Law, New York City, New York. Mr. Sjöbring is admitted to practice in the State of New York.

Mats Wallin, age 46, Vice President and Chief Financial Officer, appointed July 9, 2009 after having been Corporate Controller of Autoliv, Inc. since 2002. Mr. Wallin was also acting CFO of the Company for four months during 2008. Mr. Wallin joined Autoliv in 2002, and oversaw the initial implementation of compliance procedures relating to the Sarbanes-Oxley Act (SOX). Between 1985 and 2002 Mr. Wallin held various positions in ABB, a global leader in power and automation technologies. He holds a Bachelor of Science in Business Administration and Economics from the Uppsala University, Sweden.

Regional Executive Management

In addition to our executive officers, some operational matters are coordinated among members of the corporate executive management and our regional presidents: Günter Brenner (Europe); Gunnar Dahlén (Asia) and Michael Ward (Americas). Set forth below is information regarding these regional heads:

Günter Brenner, age 47, President of Autoliv Europe Region, started with Autoliv in January 2009. Before joining Autoliv, Mr. Brenner pursued a successful career within TRW, a competitor of the Company, starting in 1990 as a Manufacturing Engineer for seatbelts and airbags in Alfdorf, Germany. In 1997, he was promoted Head of Engineering of European Seatbelt Manufacturing and, in 1998, General Manager for TRW’s Seatbelt plant in Bergheim, Austria. In 2002, he was promoted to Vice President Operations and Lead Executive with responsibility for TRW’s pan-European Occupant Safety Business. Before he was leaving TRW, he was Vice President & General Manager, Global Occupant Safety Systems of TRW. Mr. Brenner holds a Bachelor’s Degree in Industrial Engineering.

Gunnar Dahlén, age 64, President of Autoliv Asia Region, was appointed to his current position in 2008. He was previously appointed President of Autoliv Asia Pacific Region in 1996. He joined Autoliv in 1989 as Managing Director of Autoliv Australia/New Zealand & South East Asia. Prior to joining Autoliv, Mr. Dahlén held positions with Nobel Plast — Sweden (1985-1989) as General Manager; Volvo Car — Sweden Engine Plant (1978- 1985) as Manufacturing Manager; PRV — France (1975-1978) as Technical Manager; Volvo Car — Sweden Engine Plant (1971-1975) as Production Engineering Manager. Mr. Dahlén is a graduate of Chalmers University of Technology with a Master of Science degree in Mechanical Engineering.

Michael Ward, age 54, President of Autoliv Americas Region, was appointed to his current position January 1, 2009. He was previously appointed President of Autoliv North America Region in 2004. He joined Autoliv in 1985 as a Design Engineer. Since joining Autoliv, he has held a variety of progressively more responsible positions including Project Manager (1986), Advanced Development Manager (1988), Program Manager (1990), Plant Manager (1995), Vice President of Engineering (1997), Vice President of Manufacturing (1998). Prior to joining Autoliv, he had assignments with Chrysler Corporation in development engineering and Schlumberger as a field engineer. He holds bachelor and master degrees in Mechanical Engineering from Michigan State University and Louisiana State University, respectively.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

The information required by Item 10 regarding directors and officers is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and is incorporated herein by reference.

Corporate Governance

The information required by Item 10 regarding the Company’s Code of Ethics is included under the caption “Corporate Governance Guidelines and Codes of Conduct and Ethics” in the 2011 Proxy Statement, and is incorporated herein by reference. The information required by the same item regarding Audit Committee and Audit Committee financial experts is included in the sections “Committees of the Board” and “Audit Committee Report” in the 2011 Proxy Statement and is incorporated herein by reference.

A matrix summarizing Board Meeting Attendance is published on page 82 in the Annual Report and incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Item 11 regarding executive compensation for the year ended December 31, 2010 is included under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the 2011 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Compensation Committee is included in the sections “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding beneficial ownership of Autoliv’s common stock is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Shares Previously Authorized for Issuance Under the Plan” in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In 2010, no transactions took place that the Company deemed to require disclosure under Item 13. Further information regarding the Company’s policy and procedures concerning related party transactions is included under caption “Related Person Transactions” in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9 (e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of services provided to Autoliv is included under the caption “Ratification of Appointment of Independent Auditors” in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements

The following consolidated financial statements are included on pages 52 through 76 of the Annual Report and Selected Financial Data is included on page 85 of the Annual Report and are incorporated herein by reference:

(i) Consolidated Statements of Income - Years ended December 31, 2010, 2009 and 2008 (page 52); (ii) Consolidated Balance Sheets - as of December 31, 2010 and 2009 (page 53); (iii) Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008 (page 54); (iv) Consolidated Statements of Total Equity – as of December 31, 2010, 2009 and 2008 (page 55); (v) Notes to Consolidated Financial Statements (pages 56-76); (vi) Reports of Independent Registered Public Accounting Firm (page 77 and 78).

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

(4) Index to Exhibits

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of March 1, 2008, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated by reference to Exhibit 4.12 to Autoliv’s Registration Statement on Form S-3 (File No. 333-158139, filing date March 23, 2009).

10.1	Facilities Agreement, dated November 13, 2000, among Autoliv, Inc. and the lenders named therein, as amended by amendment dated November 5, 2001, as further amended by amendment dated December 12, 2001, and as further amended by amendment dated June 6, 2002, is incorporated herein by reference to Exhibit 10.1 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.2	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv’s Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997).

10.3	Amendment No. 1 to Autoliv, Inc. Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.3 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.4	Form of Employment Agreement between Autoliv, Inc. and its executive officers, is incorporated herein by reference to Exhibit 10.4 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.5	Form of Supplementary Agreement to the Employment Agreement between Autoliv and certain of its executive officers, is incorporated herein by reference to Exhibit 10.5 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.6	Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Mr. Lars Westerberg, is incorporated herein by reference to Exhibit 10.6 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.7	Form of Severance Agreement between Autoliv and its executive officers, is incorporated herein by reference to Exhibit 10.7 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.8	Pension Agreement, dated November 26, 1999, between Autoliv AB and Mr. Lars Westerberg, is incorporated herein by reference to Exhibit 10.8 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.9	Form of Amendment to Employment Agreement – notice, is incorporated herein by reference to Exhibit 10.9 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.10	Form of Amendment to Employment Agreement – pension, is incorporated herein by reference to Exhibit 10.10 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.11	Form of Agreement – additional pension, is incorporated herein by reference to Exhibit 10.11 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.12	Amendment No.2 to the Autoliv, Inc. 1997 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.12 on Form 10-K (File No. 001-12933, filing date March 11, 2004).

10.13	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson, is incorporated herein by reference to Exhibit 10.13 on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.14	Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Mr. Jan Carlson, is incorporated herein by reference to Exhibit 10.14 on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.15	Settlement Agreement, dated August 26, 2008, between Autoliv France, SNC and Autoliv, Inc. and Mr. Benoît Marsaud, is incorporated herein by reference to Exhibit 10.15 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.16	Terms and conditions for Autoliv, Inc.’s issue of SEK 150 million Floating Rate Bonds due 2010, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.16 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.17	Terms and conditions for Autoliv, Inc.’s issue of SEK 300 million Floating Rate Bonds due 2011, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.17 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.18	Facility Agreement, dated October 16, 2008, between Autoliv, Inc. and Skandinaviska Enskilda Banken for SEK 1 billion facility, is incorporated herein by reference to Exhibit 10.18 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.19	Amended and Restated Autoliv, Inc. 1997 Stock Incentive Plan, filed as Appendix A of the Definitive Proxy Statement of the Company on Schedule 14A filed on March 23, 2009 and is incorporated herein by reference.

10.20	Financing commitment agreement, dated December 18, 2009, between Autoliv AB and the European Investment Bank (EIB) giving Autoliv access to a loan of €225 million, is incorporated herein by reference to Exhibit 10.20 on Form 10-K (File No. 001-12933, filing date February 19, 2010).

10.21	Facility Agreement, dated June 22, 2010, between Autoliv AB, a wholly owned Swedish subsidiary of Autoliv, Inc., and Nordea, is incorporated here in by reference to Exhibit 10.21 on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.22	Facility Agreement, dated June 22, 2010, between Autoliv AB, a wholly owned Swedish subsidiary of Autoliv, Inc., and Swedish Export Credit Corporation and SEB, is incorporated herein by reference to Exhibit 10.22 on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.23*	Termination Agreement, dated November 12, 2010, between Autoliv, Inc. and Halvar Jonzon.

10.24*	Amendment No.1 to the Autoliv, Inc. Autoliv, Inc. 1997 Stock Incentive Plan as Amended and Restated on May 6, 2009, dated December 17, 2010.

11	Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

13*	Autoliv’s Annual Report to Shareholders for the fiscal year ended December 31, 2010.

14	Autoliv’s Code of Ethics (available at www.autoliv.com).

21*	Autoliv’s List of Subsidiaries.

22	No matters were submitted to Autoliv’s stockholders during the fourth quarter of 2010.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.h	Facilities Agreement of $1,100,000,000, dated November 7, 2005, among Autoliv Inc. and the lenders named therein, is incorporated herein by reference to Exhibit 99.h on Form 8-K (file No. 001-12933, filing date November 14, 2005).

99.i	Form of Indemnification Agreement between Autoliv, Inc. and its Directors and certain of its executive officers is incorporated herein by reference to Exhibit 99.i on Form 10-K (File No. 001-12933, filing date February 23, 2009).

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Total Equity; and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 23, 2011.

AUTOLIV, INC.
(Registrant)

By	/S/ MATS WALLIN
Mats Wallin
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 23, 2011.

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