Form 10-Q
period 2011-03-31
AUTOLIV INC
filed 2011-04-20
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 15, 2011, there were 89,170,640 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our restructuring and cost reduction initiatives discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer and customer preferences for end products, customer losses, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, fluctuation of foreign currencies, fluctuation in vehicle production schedules for which the Company is a supplier, component shortages, market acceptance of our new products, costs or difficulties related to the integration of any new or acquired businesses and technologies, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments or joint venture arrangements, pricing negotiations with customers, our ability to be awarded new contracts, increased costs, supply issues, product liability, warranty and recall claims and other litigation and customer reactions thereto, possible adverse results of pending or future litigation or infringement claims, tax assessments by governmental authorities, legislative or regulatory changes, political conditions, dependence on customers and suppliers, as well as the risks identified in Item 1A “Risk Factors” in this quarterly report and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. Except for the Company’s ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended
	March 31, 2011	March 31, 2010
Net sales	$2,108.6	$1,720.8

Cost of sales	(1,642.6)	(1,337.3)

Gross profit	466.0	383.5

Selling, general & administrative expenses	(90.9)	(81.1)
Research, development & engineering expenses, net	(114.5)	(91.6)
Amortization of intangibles	(3.7)	(4.3)
Other income (expense), net	(2.1)	(11.1)

Operating income	254.8	195.4

Equity in earnings of affiliates, net of tax	1.3	(1.2)
Interest income	0.9	0.8
Interest expense	(15.4)	(14.5)
Other financial items, net	(1.8)	(1.3)

Income before income taxes	239.8	179.2

Income tax expense	(57.3)	(51.0)

Net income	$182.5	$128.2

Less net income attributable to non-controlling interests	1.0	1.7

Net income attributable to controlling interest	$181.5	$126.5

Net earnings per share – basic	$2.04	$1.48
Net earnings per share – diluted	$1.93	$1.39

Weighted average number of shares outstanding, net of treasury shares (in millions)	89.1	85.2

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	93.9	90.8

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	89.2	85.3

Cash dividend per share – declared	$0.43	$—
Cash dividend per share – paid	$0.40	$—

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Cash & cash equivalents	$605.2	$587.7
Receivables, net	1,625.2	1,367.6
Inventories, net	609.1	561.7
Other current assets	185.1	171.6

Total current assets	3,024.6	2,688.6

Property, plant & equipment, net	1,075.6	1,025.8
Investments and other non-current assets	231.6	228.1
Goodwill	1,620.7	1,612.3
Intangible assets, net	106.8	109.7

Total assets	$6,059.3	$5,664.5

Liabilities and equity
Short-term debt	$107.1	$87.1
Accounts payable	1,130.9	1,003.1
Accrued expenses	533.9	484.5
Other current liabilities	275.9	259.8

Total current liabilities	2,047.8	1,834.5

Long-term debt	639.9	637.7
Pension liability	140.2	136.0
Other non-current liabilities	117.8	117.1

Total non-current liabilities	897.9	890.8

Total parent shareholders’ equity	3,100.6	2,927.3
Non-controlling interests	13.0	11.9

Total equity	3,113.6	2,939.2

Total liabilities and equity	$6,059.3	$5,664.5

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2011	March 31, 2010

Operating activities
Net income	$182.5	$128.2
Depreciation and amortization	65.4	73.4
Other, net	2.4	24.3
Changes in operating assets and liabilities	(108.9)	(77.0)

Net cash provided by operating activities	141.4	148.9

Investing activities
Capital expenditures	(82.2)	(38.1)
Proceeds from sale of property, plant and equipment	2.1	2.0
Acquisitions of businesses and other, net	1.9	(59.6)

Net cash used in investing activities	(78.2)	(95.7)

Financing activities
Net increase (decrease) in short-term debt	9.8	(182.0)
Repayments and other changes in long-term debt	—	(29.2)
Dividends paid	(35.6)	—
Common stock options exercised	7.1	3.5
Acquisition of subsidiary shares from non-controlling interest	—	(13.3)

Net cash used in financing activities	(18.7)	(221.0)

Effect of exchange rate changes on cash and cash equivalents	(27.0)	(2.6)

Increase (decrease) in cash and cash equivalents	17.5	(170.4)

Cash and cash equivalents at beginning of period	587.7	472.7

Cash and cash equivalents at end of period	$605.2	$302.3

See “Notes to unaudited condensed consolidated financial statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March  31, 2011

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

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 23, 2011.

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

1.2 New Accounting Pronouncements

No accounting guidance with an effective date during the first quarter 2011 or issued during 2011 had or is expected to have a significant impact on the Company’s consolidated financial statements.

1.3 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The use of such derivatives is in accordance with the strategies contained in the Company’s overall financial policy. No derivatives have a maturity beyond 2019. Certain derivatives are designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging. However, in certain cases hedge accounting is not applied either because non hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the Consolidated Statement of Income when the hedge transaction affects net earnings. There were no material reclassifications from OCI to the Consolidated Statement of Income during the three months ended March 31, 2011 and, likewise, no material reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial.

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

The following tables summarize the valuation of the Company’s derivatives by the above noted pricing observability levels:

		Fair Value Measurements at March 31, 2011
		Using
Description	Total carrying amount in Consolidated Balance Sheet March 31, 2011	Level 1	Level 2	Level 3

Assets
Derivatives	$20.5	—	$20.5	—
Total Assets	$20.5	—	$20.5	—

Liabilities
Derivatives	$8.1	—	$8.1	—
Total Liabilities	$8.1	—	$8.1	—

		Fair Value Measurements at December 31, 2010
		Using
Description	Total carrying amount in Consolidated Balance Sheet December 31, 2010	Level 1	Level 2	Level 3

Assets
Derivatives	$17.1	—	$17.1	—
Total Assets	$17.1	—	$17.1	—

Liabilities
Derivatives	$7.1	—	$7.1	—
Total Liabilities	$7.1	—	$7.1	—

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. Although the Company is party to close-out netting agreements with most derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at March 31, 2011 and 2010, have been presented on a gross basis.

		Fair Value Measurements at March 31, 2011
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 9 years (fair value hedge)	$60.0	$8.3	$—	Other non current asset

Total derivatives designated as hedging instruments	$60.0	$8.3	$—

Derivatives not designated as hedging instruments

Cross currency interest rate swaps, less than 1 year	$40.3	$7.1	$—	Other current assets
Foreign exchange swaps, less than 6 months	1,495.0	5.1	8.1	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$1,535.3	$12.2	$8.1

Total derivatives	$1,595.3	$20.5	$8.1

		Fair Value Measurements at December 31, 2010
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 9 years (fair value hedge)	$60.0	$9.3	$—	Other non-current asset

Total derivatives designated as hedging instruments	$60.0	$9.3	$—

Derivatives not designated as hedging instruments

Cross currency interest rate swaps, less than 1 year	$40.3	$3.7	$—	Other current assets
Foreign exchange swaps, less than 6 months	1,486.2	4.1	7.1	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$1,526.5	$7.8	$7.1

Total derivatives	$1,586.5	$17.1	$7.1

	Nominal Volume	Amount gain (loss) recognized in Consolidated Statement of Income January-March 2011			Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Description		Other Financial Items, net	Interest Expense	Interest Income
Derivatives designated as hedging instruments
Interest rate swaps, less than 9 years (fair value hedge)	$60.0	$—	$(1.0)	$—	$—	$—

Total derivatives designated as hedging instruments	$60.0

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $1.0 million has decreased interest expense for the first quarter 2011 and thus fully off-sets the $(1.0) million fair value change related to the hedging instrument disclosed in the table above.

	Nominal volume	Amount gain (loss) recognized in Consolidated Statement of Income January-March 2010			Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Description		Other financial items, net	Interest expense	Interest income
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$50.5	$(1.0)	$—	$—	$0.3	$—

Interest rate swaps, less than 10 years (fair value hedge)	60.0	—	0.6	—	—	—

Total derivatives designated as hedging instruments	$110.5

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $(0.6) million has increased interest expense for the first quarter 2010 and thus fully off-sets the $0.6 million fair value change related to the hedging instrument disclosed in the table above.

		Amount gain (loss) recognized in Consolidated Statement of Income January-March 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$40.3	$3.3	$0	$—
Foreign exchange swaps, less than 6 months	1,495.0	(0)	0	—

Total derivatives not designated as hedging instruments	$1,535.3

		Amount gain (loss) recognized in Consolidated Statement of Income January-March 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$(0.0)	$—	$0.0
Cross currency interest rate swaps, less than 2 years	40.3	(0.0)	—	0.0
Foreign exchange swaps, less than 6 months	877.2	1.8	(0.4)	—

Total derivatives not designated as hedging instruments	$937.8

All amounts recognized in the Consolidated Statement of Income related to derivatives, not designated as hedging instruments, relate to economic hedges and thus have been materially off-set by an opposite Consolidated Statement of Income effect of the related financial liabilities or financial assets.

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

Fair Value of Debt

Long-term debt	March 31, 2011 Carrying value1)	March 31, 2011 Fair value	Dec. 31, 2010 Carrying value1)	Dec. 31, 2010 Fair value
Commercial paper	$0	$0	$0.0	$0.0
U.S. Private placement	408.3	447.2	409.3	442.8
Medium-term notes	94.9	103.4	88.2	96.3
Notes2)	101.9	114.7	100.2	115.7
Other long-term debt	34.8	34.8	40.0	39.7
Total	$639.9	$700.1	$637.7	$694.5

Short-term debt
Overdrafts and other short-term debt	$87.1	$87.1	$29.7	$29.7
Short-term portion of long-term debt	20.0	20.0	57.4	57.4
Total	$107.1	$107.1	$87.1	$87.1

1)	Debt as reported in balance sheet.
2)	Issued as part of the equity units offering (for further information, see Note 1.10).

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, including investments in affiliates, and restructuring liabilities (see Note 1.6).

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

As of March 31, 2011 the Company had $46 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 1.6). For the three months ended March 31, 2011 the Company has not recorded any impairment charges on its long-lived assets.

1.4 Income Taxes

For the first three months of 2011 the effective tax rate was 23.9%, compared with an effective tax rate of 28.5% in the first three months of 2010. In the first three months of 2011, the impact of discrete tax items caused a 3.2% decrease to the effective tax rate. The net impact of discrete tax items in the first three months of 2010 was not material.

The Company files income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal, State or local tax authorities for years prior to 2003. In addition, with few exceptions, the Company is also no longer subject to income tax examination by non-U.S. tax authorities for years prior to 2003.

The Internal Revenue Service (IRS) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006. On March 31, 2009, the IRS field examination team issued an examination report in which the examination team proposed to increase the Company’s U.S. taxable income due to alleged incorrect transfer pricing in transactions between a U.S. subsidiary and other subsidiaries during the period 2003-2005. The Company, after consultation with its tax counsel, filed a protest to the examination report to seek review of the examination report by the Appeals Office of the IRS. By letter dated June 1, 2010, the Appeals Office team assigned to review the examination report informed the Company that it had concluded that the IRS should withdraw all of the adjustments that would have increased the Company’s taxable income due to alleged incorrect transfer pricing. In April 2011, we were informed that the IRS internal review process had been concluded and that the proposed resolution has been sent to the U.S. Congress Joint Committee on Taxation for review in the context of a refund the Company is claiming for this same period. The Company is not able to predict the outcome of this review, nor when this review will be completed.

In addition, the IRS began an examination of the Company’s 2006-2008 U.S. income tax returns in the third quarter 2009. In connection with such examination, the IRS field examination team issued a notice of proposed adjustment that applies certain of the analyses that supported the proposed increases to the Company's U.S. taxable income for the period 2003-2005 forward to the 2006-2008 audit period. The Company expects the notice for the 2006-2008 audit period to be withdrawn if the Company's U.S. income tax liability for the 2003-2005 audit period is finalized consistent with the Appeals Office conclusions. In addition, the Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. Except as already noted, as of March 31, 2011, the Company is not aware of any material proposed income tax adjustments, as a result of those tax examinations.

The Company expects the completion of certain tax audits in the near term. If completed with satisfactory outcomes, which cannot be assured, it is reasonably possible that the completion of those audits and the determinations that could be made in other current audits would decrease the unrecognized tax benefits in some future period or periods by up to $24 million. In addition other audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods.

During the first quarter 2011, the Company recorded an increase of $4.3 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including an accrual for additional interest in 2011 related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $46.6 million recorded at March 31, 2011, $27.5 million is classified as current tax payable and $19.1 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

1.5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserves:

	As of
	March 31, 2011	December 31, 2010
Raw materials	$250.8	$224.5
Work in progress	210.5	201.4
Finished products	147.8	135.8

Total	$609.1	$561.7

1.6 Restructuring

Restructuring provisions are made on a case by case basis and primarily include severance costs incurred in connection with headcount reductions and plant consolidations. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under existing credit facilities. The Company does not expect that the execution of these activities will have an adverse impact on its liquidity position. The tables below summarize the change in the balance sheet position of the restructuring reserves from December 31, 2008 to March 31, 2011.

First quarter 2011

The employee-related restructuring provisions in the first quarter 2011 mainly relate to headcount reductions in Europe and North America. The cash payments mainly relate to high-cost countries in Europe and Australia. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2010 to March 31, 2011.

	December 31, 2010	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	March 31, 2011
Restructuring employee-related	$48.4	$3.8	$(1.5)	$(7.7)	$3.0	$46.0
Other	0.2	0.2	—	—	—	0.4

Total reserve	$48.6	$4.0	$(1.5)	$(7.7)	$3.0	$46.4

2010

In 2010, the employee-related restructuring provisions, made on a case-by-case basis, related mainly to headcount reductions throughout Europe. Reversals in 2010 mainly related to restructuring reserves in North America and Europe and were due to capacity reduction that was not as severe as originally communicated. The cash payments mainly related to high-cost countries in Europe and Australia. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2009 to December 31, 2010.

	December 31, 2009	Provision/ Charge	Provision/ Reversal	Cash payments	Non- cash	Translation difference	December 31, 2010
Restructuring employee-related	$100.1	$30.3	$(10.2)	$(66.1)	$—	$(5.7)	$48.4
Fixed asset impairment	—	1.0	—	—	(1.0)	—	—
Other	0.2	0.2	—	(0.2)	—	—	0.2

Total reserve	$100.3	$31.5	$(10.2)	$(66.3)	$(1.0)	$(5.7)	$48.6

2009

In 2009, the employee-related restructuring provisions, made on a case by case basis, related mainly to headcount reductions throughout North America, South America, Europe, Japan and Australia. Reversals in 2009 mainly relate to 2008 restructuring reserves in North America and Europe. These reversals were due to customer program cancellations which were not as severe as originally communicated and final settlement of employee-related amounts were less than initial restructuring plan estimates. The cash payments mainly relate to high-cost countries in North America Europe and in Japan. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. Impairment charges mainly relate to machinery and equipment impaired in connection with restructuring activities in North America. The fixed asset impairments have been charged against Cost of sales in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2008 to December 31, 2009.

	December 31, 2008	Provision/ Charge	Provision/ Reversal	Cash payments	Non- cash	Translation difference	December 31, 2009
Restructuring employee-related	$55.3	$133.6	$(5.7)	$(85.1)	$—	$2.0	$100.1
Fixed asset impairment	—	5.3	—	—	(5.3)	—	—
Other	0.4	—	—	(0.2)	—	—	0.2

Total reserve	$55.7	$138.9	$(5.7)	$(85.3)	$(5.3)	$2.0	$100.3

1.7 Product-Related Liabilities

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions and cash paid for the three month period ended March 31, 2011 mainly relate to warranty related issues. The increase in reserve for the three month period ended March 31, 2010 mainly related to recalls. Cash payments for the three month period ended March 31, 2010 have been made mainly for warranty related issues in connection with a variety of different products and customers.

	Three months ended
	March 31, 2011	March 31, 2010
Reserve at beginning of the period	$39.2	$30.6
Provision	0.3	2.4
Cash payments	(1.6)	(1.8)
Translation difference	1.2	(0.5)

Reserve at end of the period	$39.1	$30.7

1.8 Retirement Plans

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three month periods ended March 31, 2011 and March 31, 2010, respectively.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended
	March 31, 2011	March 31, 2010
Service cost	$4.5	$3.4
Interest cost	4.2	3.8
Expected return on plan assets	(3.6)	(3.1)
Amortization prior service cost (credit)	(0.3)	(0.2)
Amortization of (gain) loss	1.3	1.2

Net Periodic Benefit Cost	$6.1	$5.1

1.9 Comprehensive Income

Comprehensive income includes net income for the period and items charged directly to equity.

	Three months ended
	March 31, 2011	March 31, 2010
Net income	$182.5	$128.2

Pension liability	0	0.1
Net change in cash flow hedges	(0)	0.2
Translation of foreign operations	23.2	(27.9)

Other comprehensive income (loss)	23.2	(27.6)

Comprehensive income	$205.7	$100.6

Less Comprehensive income (loss) attributable to non-controlling interest	1.1	(0.5)
Comprehensive income attributable to controlling interest	$204.6	$101.1

1.10 Equity and Equity Units Offering

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

In the second quarter 2010, the Company issued an aggregate of approximately 3.1 million shares of Autoliv’s common stock and paid an aggregate of approximately $7.4 million in cash in exchange for an aggregate of approximately 2.3 million Equity Units pursuant to separately negotiated exchange agreements. These exchanges were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9). Following the exchanges, approximately 4.3 million Equity Units remain outstanding.

The Settlement Rate is based on the applicable market value of the Company’s common stock on the settlement date. The minimum and maximum number of shares to be issued under the purchase contracts is approximately 5.7 million and 6.8 million, respectively (giving effect to the dividend paid in the first quarter 2011 and the exchange of Equity Units discussed above).

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

The Company allocated proceeds received upon issuance of the Equity Units based on relative fair values at the time of issuance. The fair value of the purchase contract at issuance was $3.75 and the fair value of the note was $21.25. The discount on the notes will be amortized using the effective interest method. Accordingly, the difference between the stated rate (i.e. cash payments of interest) and the effective interest rate will be credited to the value of the notes. Thus, at the end of the three years, the notes will be stated on the balance sheet at their face amount. The Company allocated 1% of the 6% of underwriting commissions paid to the debt as deferred charges based on commissions paid for similar debt issuances, but including factors for market conditions and the Company’s credit rating at the time of the offering. The deferred charges will be amortized over the life of the note (until remarketing day) using the interest method. The remaining underwriting commissions (5%) were allocated to the equity forward and recorded as a reduction to paid-in capital.

1.11 Non-Controlling Interest

	Equity attributable to
	Parent	Non-controlling interest	Total

Balance at December 31, 2010	$2,927.3	$11.9	$2,939.2

Total Comprehensive Income:
Net income	181.5	1.0	182.5
Net change in cash flow hedges	0	—	0
Foreign currency translation	23.1	0.1	23.2
Pension liability	0	—	0

Total Comprehensive Income	204.6	1.1	205.7
Common Stock incentives	7.0	—	7.0
Cash dividends declared	(38.3)	—	(38.3)

Balance at March 31, 2011	$3,100.6	$13.0	$3,113.6

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

In 2009, Autoliv initiated a “voluntary closure due to economical reasons” of its Normandy Precision Components (NPC) plant located in France. Employment contracts of fourteen “protected employees” (i.e., union representatives) may under French law be terminated only with the approval of the authorities. Such approval was granted for eight of the fourteen protected employees but refused for six of them. The eight former protected employees have appealed the decision to allow for dismissal. The six protected employees have resigned from their positions as union representatives. Although French labor law is complex and unpredictable, the Company believes that the amount it has accrued relating to these fourteen former protected employees will be sufficient to satisfy the amounts that may be due to these fourteen protected employees. In parallel, most of the other former NPC-employees filed claims in a French court in September 2010, alleging damages for “unfair dismissal” in an aggregate amount of €11 million (approximately $16 million). While we intend to vigorously defend against this action, the outcome of this legal dispute relating to most of the other former NPC-employees is unpredictable and any reserves may not be sufficient to cover any associated expense.

On February 8, 2011, Autoliv ASP Inc., a Company subsidiary, received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (”DOJ”) requesting documents and information as part of a long-running investigation whether and to what extent employees of auto parts suppliers, including Autoliv, have entered into unlawful agreements or understandings related to sales to automobile manufacturers. The Company is cooperating with the DOJ and is investigating the matter. The Company does not believe that the cost of its investigation will be material but it cannot estimate the impact, if any, that the resolution of the government’s investigation could have on the Company’s financial position, operating results or cash flows.

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

On April 19, 2010, SEVA Technologies SA (“SEVA”) initiated actions against several employees and wholly-owned subsidiaries of Autoliv, Inc. In the actions, SEVA alleges that following preliminary discussions with SEVA starting in 2006, Autoliv’s subsidiaries misappropriated SEVA’s confidential information disclosed to such subsidiaries under a non-disclosure agreement and used such information to obtain a patent. SEVA is principally seeking to have SEVA declared the owner of the patent and certain former SEVA employees declared the inventors of the patent. SEVA has also indicated that it may seek damages of €22 million (approximately $31 million). Autoliv has rejected the claims but continues to evaluate the matter as SEVA amends or modifies its allegations. Autoliv intends to continue to vigorously defend itself against the same and has made no provisions for any expenses relating thereto.

The table in Note 1.7 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three month periods ended March 31, 2011 and March 31, 2010, respectively.

1.13 Earnings per share

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

For the three month period ended March 31, 2011, 4.2 million shares were included in the dilutive weighted average share amount related to the equity units. The potential number of shares which will be converted in the future related to the equity units varies between 5.7 million, if the Autoliv share price is $19.20 or higher, and 6.8 million, if the price is $16.00 or less, giving effect to the exchange of Equity Units discussed in Note 1.10 and the dividend of $0.40 paid on March 3, 2011 for the first quarter.

All common shares related to the Company’s Stock Incentive Plan were included in the computation of the diluted EPS for the three month period ended March 31, 2011. Approximately 0.8 million common shares, that could potentially dilute basic EPS in the future, were not included in the computation of the diluted EPS for the three month period ended March 31, 2010.

During the first three months of 2011 and 2010 approximately 0.2 million and 0.2 million shares respectively from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings (losses) per share were:

(In millions)	Three months ended
	March 31, 2011	March 31, 2010
Weighted average shares basic	89.1	85.2
Effect of dilutive securities:
- stock options/share awards	0.6	0.6
- equity units	4.2	5.0

Weighted average shares diluted	93.9	90.8

1.14 Subsequent Events

On April 16, 2011, the Company and its wholly owned subsidiaries, Autoliv ASP, Inc. and Autoliv AB, entered into a $1.1 billion multi-currency revolving credit facility agreement with Merchant Banking, Skandinaviska Enskilda Banken AB (publ) Mizuho Corporate Bank Limited, and Nordea Bank AB (publ) and certain other lenders to refinance its existing credit facility. This revolving credit facility matures in April 2016, but subject to the banks approval can be extended by the Company for up to two additional years. Under the agreement, Autoliv may draw loans with maturities of up to 5 years from 14 lenders at a floating interest rate of 0.55% assuming Autoliv, Inc.’s current credit rating of BBB+ from Standard and Poor’s over the applicable IBOR rate and may use the loan for general corporate purposes. The loans will be guaranteed by Autoliv, Inc., Autoliv ASP, Inc. and Autoliv AB.

As with all of the existing principal debt arrangements of Autoliv Inc., the new credit agreement does not have any financial covenants, i.e. performance-related restrictions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2010 Annual Report on Form 10-K filed with the SEC on February 23, 2011. Unless otherwise noted, all dollar amounts are in millions.

Autoliv is a Delaware corporation with principal executive offices in Stockholm, Sweden. It was created from the merger of Autoliv AB (“AAB”) and the automotive safety products division of Morton International, Inc. in 1997. The Company functions as a holding corporation and owns two principal subsidiaries, AAB, and Autoliv ASP, Inc. (“ASP”).

Autoliv, through AAB and ASP, is the world’s leading supplier of automotive safety systems, with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, whiplash protection systems and child seats, including components for such systems, as well as night vision systems, radar and other active safety systems. Autoliv has approximately 80 production facilities in 29 countries and our customers include the world’s largest car manufacturers.

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

RESULTS OF OPERATIONS

Overview

The following table shows some of the key ratios. Management uses these measures internally as a means of analyzing the Company's current and future financial performance and our core operations as well as identifying trends in our financial conditions and results of operations. We have provided this information to investors to assist in meaningful comparisons of past and present operating results and to assist in highlighting the results of ongoing core operations. These ratios are more fully explained in our MD&A discussion below and should be read in conjunction with the consolidated financial statements in our annual report and the unaudited condensed consolidated financial statements in this quarterly report.

KEY RATIOS

(Dollars in millions)

	Three months ended or as of March 31
	2011	2010

Operating working capital 1)	$513	$426
Capital employed 7)	$3,243	$3,153
Net debt 1)	$129	$619
Net debt to capitalization, % 1, 2)	4	20

Gross margin, % 3)	22.1	22.3
Operating margin, % 4)	12.1	11.4

Return on total equity, % 8)	24.1	20.6
Return on capital employed, % 9)	32.5	24.9

No. of employees at period-end 10)	35,531	31,010
Headcount at period-end 11)	45,729	39,699
Days receivables outstanding 5)	70	72
Days inventory outstanding 6)	29	32

1)	See tabular presentation reconciling this non-GAAP measure to GAAP below under the heading “Liquidity and Sources of Capital”
2)	Net debt in relation to net debt and total equity (including non-controlling interest)
3)	Gross profit relative to sales
4)	Operating income relative to sales
5)	Outstanding receivables relative to average daily sales
6)	Outstanding inventory relative to average daily sales
7)	Total equity and net debt
8)	Net income relative to average total equity
9)	Operating income and equity in earnings of affiliates, relative to average capital employed
10)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
11)	Employees plus temporary, hourly workers

THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2010

Market overview

During the three-month period January—March 2011, global light vehicle production (LVP) is estimated by IHS to have increased by 5% compared to the same quarter 2010. This was 1 percentage point (pp) less than expected by IHS at the beginning of the quarter, due to the earthquake/tsunami in Japan.

In Europe (including Eastern Europe), where Autoliv derives almost 40% of its revenues, LVP is estimated to have increased by 8%. In Western Europe, the estimated increase was 4% and Eastern Europe 19%.

In The Americas, which accounts for more than 30% of revenues, LVP increased by 14%. Chrysler, General Motors (GM) and Ford increased their North American production by 27%, 18% and 15%, respectively, while the Asian and European vehicle manufacturers increased their North American production by 11%.

In China, which accounts for just over one tenth of consolidated sales, LVP grew by 9% which was 6 pp more than IHS’s expectation in January.

In Japan, which accounts for slightly less than one tenth of Autoliv’s consolidated sales, LVP dropped by 32%. Before the earthquake in March, Japanese LVP was expected to decline by 7%.

In the Rest of Asia (RoA), which accounts for one tenth of sales, LVP grew by 17%, which was 4 pp more than expected. This was primarily due to a 22% increase in India. The important South Korean market grew by 14%.

Consolidated Sales

The Company has substantial operations outside the United States and at the present time nearly 80% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S. dollar exchange rates. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2011

(Dollars in millions)

	Europe		Americas		Japan		China		RoA		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Organic sales change	81.3	11.1	140.9	27.0	(28.4)	(14.7)	39.6	22.6	9.8	10.3	243.2	14.1
Effect of exchange rates	6.5	0.9	7.9	1.5	19.7	10.2	6.6	3.8	2.7	2.9	43.4	2.5
Impact of acquisitions/ divestments	3.2	0.4	—	—	—	—	8.4	4.8	89.6	94.0	101.2	5.9
Reported net sales change	91.0	12.4	148.8	28.5	(8.7)	(4.5)	54.6	31.2	102.1	107.2	387.8	22.5

Consolidated sales increased by 23% to $2,109 million compared to the same quarter 2010. Acquisitions (see Significant Events) added 6% and currency effects 3%. Consequently, organic sales (non-U.S. GAAP measure, see table above) increased by 14%. At the beginning of the quarter, organic sales were expected to increase by “more than 10%”.

Sales were better than expected in all regions except in Japan, where component shortages caused by the earthquake/tsunami have halted vehicle production. This reduced Autoliv’s organic sales by slightly more than $30 million.

Autoliv’s organic sales growth, which was nearly three times as much as the LVP growth, was mainly driven by new vehicle models that were launched last year and in which Autoliv has a high supply value.

Sales by Product

Sales of airbag products (including steering wheels and passive safety electronics) rose by 23% to $1,385 million compared to the same quarter 2010. Acquisitions added slightly less than 6% and currency effects less than 3%. Organic sales of airbag products grew by almost 15%. This was three times as much as the 5% increase in global LVP. Sales were driven by strong demand for side airbags and electronics for passive safety, and by strong performance with Chrysler, GM and Ford, as well as with Hyundai, Mercedes, Great Wall and Wuling.

Sales of seatbelt products grew by slightly more than 19% to $686 million. Acquisitions added slightly less than 7% and currency effects less than 3%. The organic sales increase of just over 10% was twice as much as the 5% increase in global LVP. Sales were driven by new business, mainly in Europe, China and North America.

Sales of active safety products (automotive radar and night vision systems) increased by 93% to $37 million and organically by 92%, mainly due to new radar business with Chrysler, higher take-rates at Mercedes and by higher take-rates for night vision systems at BMW and Audi.

Sales by Region

Sales from Autoliv’s European companies increased by 12% to $826 million including favorable currency effects of 1%. Organic sales growth of 11% compares favorably with the 8% increase in European LVP. Autoliv’s strong performance was primarily due to several new business contracts and vehicle launches (such as the new Ford C-max and Focus; and the Audi A8, A7 and A1), as well as to volume increases for BMW’s 5-series and Mini Countryman; Opel’s Astra and the Mercedes C-class.

Sales from Autoliv’s companies in The Americas rose by 29% to $671 million including favorable currency effects that added 2%. Organic sales growth of 27% was nearly twice as much as the 14% increase in the region’s LVP. This was primarily due to a favorable LVP mix and strong performance of several new models with high safety content such as Ford’s Edge and new Focus; Chrysler’s 200 and 300; Dodge’s Charger; Chevrolet’s Cruze, Volt and Impala and Fiat’s launch of the 500 US.

Sales from Autoliv’s companies in China rose by 31% to $230 million. Acquisitions added slightly less than 5% and currency effects less than 4%. Organic sales growth of almost 23% was more than twice as much as Chinese LVP, driven by several vehicle models such as Nissan’s Qashqai and Teana; Great Wall’s Voleex C30; Geely’s Emgrand EC7 and EC8; BMW’s 5-series, Mercedes’ E-class; Peugeot’s 206+ and 308; Hyundai’s ix35 and Verna; Chevrolet’s Cruze; Buick’s Excel; Toyota’s Reiz and LandCruiser Prado; and the recently launched Wuling Hongguang.

Sales from Autoliv’s companies in Japan decreased by 5% to $185 million despite the fact that currency effects added 10%. However, the organic sales decline of 15% was 17 pp less than the drop in Japanese LVP of 32%. This was due to strong sales performance before the earthquake of several recently launched vehicle models with high safety content from Autoliv. Some of these include the Lexus CT; Honda’s CRV and Life; Nissan’s Safari; Toyota’s Ractis and Mazda’s CX. Sales were also driven by export sales to South Korea.

Sales from Autoliv’s companies in the Rest of Asia (RoA) jumped by 107% to $197 million, primarily due to acquisitions that boosted sales by 94%. Excluding the effect of acquisitions and of currencies that added 3%, organic sales rose by 10%, which was 7% less than the increase in the region’s LVP. This reflects an unfavorable LVP mix in India, Thailand and Indonesia where LVP is heavily skewed towards low-end vehicles with low safety content. This was mitigated by sales in the important South Korean market where organic sales grew in line with the LVP increase.

Earnings for the Three-Month Period Ended March 31, 2011

For the first quarter 2011, Autoliv reported the highest quarterly gross profit, operating income, income before taxes and net income in the Company’s history, despite the negative effect from the earthquake/tsunami in Japan. The all-time-high results are due to the Company’s strong sales performance and the results of our restructuring efforts initiated in July 2008.

Gross profit improved by 21% or $82 million to $466 million compared to the same quarter in 2010 due to the sales improvement. However, gross margin declined to 22.1% from 22.3% in the first quarter 2010 due to higher raw material prices that had almost a 1 percentage point (pp) negative effect.

Operating income improved by 30% or $59 million to $255 million due to the gross profit improvement and $9 million lower operating expense due to less restructuring needs. These favorable effects were partially offset by $23 million higher Research, Development and Engineering (R,D&E) expense, net and a $10 million higher Selling, General & Administrative (S,G&A) expense, partially due to currency effects and acquisitions. However, in relation to sales, S,G&A expense declined to 4.3% from 4.7% and R,D&E expense, net increased only by 0.1 pp to 5.4%. Operating margin improved to 12.1% from 11.4% despite an estimated 0.5 pp negative impact from the Japanese earthquake/tsunami.

Income before taxes improved by 34% or $61 million to $240 million, virtually in line with the $59 million improvement in operating income. Earnings in affiliates was an income of $1 million instead of a loss in the same amount in the corresponding quarter 2010.

Net income attributable to controlling interest improved by 44% or $55 million to $181million. The effective tax rate was 23.9% compared to 28.5% in the same quarter 2010. Discrete tax items reduced the effective tax rate by 3.2% in the quarter. Discrete items were not material in the first quarter 2010.

Earnings per share assuming dilution rose by 39% or $0.54 to $1.93. The positive discrete tax items had a favorable impact of 8 cents, while more shares outstanding had a negative effect of 7 cents. The weighted average number of shares outstanding, assuming dilution, increased by 3% to 93.9 million from the same quarter 2010.

The return on capital employed improved to 33% from 25% and the return on equity to 24% from 21% during the first quarter 2010.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $141 million. In the same quarter 2010, operations generated $149 million in cash.

Capital expenditures, net of $80 million were $15 million more than depreciation and amortization in the quarter and $44 million more than the unusually low capital expenditures during the first quarter 2010.

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

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	March 31, 2011	December 31, 2010	March 31, 2010

Total current assets	$3,024.6	$2,688.6	$2,289.0
Total current liabilities	(2,047.8)	(1,834.5)	(1,698.5)

Working capital	976.8	854.1	590.5
Cash and cash equivalents	(605.2)	(587.7)	(302.3)
Short-term debt	107.1	87.1	134.5
Derivative (asset) and liability, current	(4.1)	(0.7)	2.8
Dividends payable	38.3	35.6	—

Operating working capital	$512.9	$388.4	$425.5

During the quarter, operating working capital (non-U.S. GAAP measure, see table above) increased to 6.8% of sales from an unusually low level of 5.4% at the end of previous quarter.

The Company has the policy that working capital in relation to last 12-month sales should not exceed 10%.

Account receivables increased by 19% and in relation to sales to 70 days outstanding from 66 at the end of the previous quarter, but declined from 72 days on March 31, 2010. During the quarter, inventories increased by 8% while days inventory outstanding decreased to 29 days from 31 days due to higher sales.

The Company uses the non-GAAP measure “Net debt” as defined in the table below in its communication with investors regarding its capital structure and as the relevant metric monitoring its overall debt management. The reconciling items used to derive this measure are managed as part of overall debt management. This non-GAAP measure is a supplemental measure to the GAAP measure of total debt.

In addition, as part of efficiently managing the Company’s overall cost of funds, we routinely enter into “debt-related derivatives” (DRD) as part of our debt management. The most notable DRD’s were entered into in connection with the 2007 issue of U.S. Private Placements (see page 45 of the Company’s 2010 Annual Report on Form 10-K filed with the SEC on February 23, 2011). Creditors and credit rating agencies use net debt adjusted for DRD’s in their analyses of the Company’s debt and therefore we provide this non-U.S. GAAP measure. By adjusting for DRD’s, the total economic liability of net debt is disclosed without grossing it up with currency or interest fair market values that are offset by DRD’s reported in other balance sheet captions.

Reconciliation of “Net debt” to GAAP financial measure

(Dollars in millions)

	March 31, 2011	December 31, 2010	March 31, 2010

Short-term debt	$107.1	$87.1	$134.5
Long-term debt	639.9	637.7	792.5

Total debt	747.0	724.8	927.0
Cash and cash equivalents	(605.2)	(587.7)	(302.3)
Debt-related derivatives	(12.4)	(10.0)	(5.4)

Net debt	$129.4	$127.1	$619.3

Despite the positive cash flow, net debt (non-U.S. GAAP measure, see table above) increased during the quarter by $2 million to $129 million at the end of the quarter. This was mainly due to negative currency translation effects of $36 million and dividend payments of $36 million. Gross interest-bearing debt increased during the quarter by $22 million to $747 million due to currency translation effects.

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

Reconciliation of “Leverage ratio” to GAAP financial measure

(Dollars in millions)

	March 31, 2011	March 31, 2010

Net debt 2)	$129.4	$619.3
Senior notes 3)	(101.9)	(148.6)
Pension liabilities	140.2	113.5
Net debt per the policy	$167.7	$584.2

Income before income taxes 4)	$866.1	$288.3
Plus: Interest expense, net 1, 4)	63.8	60.5
Depreciation and amortization of intangibles (incl. impairment write-offs) 4)	273.7	316.7

EBITDA per the Policy 4)	$1,203.6	$665.5

Net debt to EBITDA ratio	0.1	0.9

1)	Interest expense, net, is interest expense less interest income.
2)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3)	Debt portion of the equity units offering (for further information see Note 1.10).
4)	Latest 12-months.

Reconciliation of “Interest coverage ratio” to GAAP financial measure

(Dollars in millions)

	March 31, 2011	March 31, 2010
Operating income 2)	$928.6	$353.1

Amortization of intangibles (incl. impairment write-offs) 2)	17.4	21.6
Operating profit per the Policy2)	$946.0	$374.7

Interest expense, net 1, 2)	63.8	60.5

Interest coverage ratio	14.8	6.2

1)	Interest expense, net, is interest expense less interest income.
2)	Latest 12-months.

Autoliv’s policy is to maintain a leverage ratio significantly below 3.0 times and an interest-coverage ratio significantly above 2.75 times. During the quarter, the Company’s leverage ratio stood unchanged at 0.1 times as on December 31, 2010, while the interest coverage ratio increased to 14.8 times from 14.1 times at the end of the previous quarter. Leverage ratio is measured as adjusted net debt in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Interest coverage is defined as operating income (excluding amortization of intangibles) in relation to interest expense, net. Adjusted net debt includes pension liabilities but excludes the debt from equity units since these funds are regarded as equity by Standard & Poor’s due to the fact that the purchase contracts of the equity units are binding and not revocable. Net debt to capitalization ratio stood unchanged at 4% on March 31, 2011 as at the end of December 2010.

During the quarter, total equity increased by $174 million to $3,114 million mainly due to net income of $182 million, favorable currency effects of $23 million and common stock incentives of $7 million. This was partially offset by a $38 million accrual for the declared dividend which will be paid in the second quarter. Total parent shareholders equity was $3,101 million corresponding to $34.76 per share.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (permanent employees and temporary personnel) increased by 2,400 during the quarter to 45,700, primarily due to an increase of 1,700 in low-cost countries (LCC). In high-cost countries (HCC), headcount increased by less than 700, of which nearly 600 were temporary personnel.

Currently, 63% of total headcount is in low-cost countries, 71% are direct workers in manufacturing and 22% are temporary personnel. A year ago, these ratios were 60%, 69% and 22%, respectively.

Outlook

Based on Autoliv’s current call-offs from customers, we expect the Company’s second quarter organic sales to remain unchanged compared to the same quarter 2010. However, due to the difficulties in accurately assessing the stability in deliveries of components from Japan, our customers may unexpectedly change their production plans during the quarter for one or several vehicle models. Inevitably, this makes our sales and margin guidance very uncertain. Currency effects are expected to add slightly more than 8% to sales, provided that current exchange rates prevail while acquisitions, net are expected to add less than 1%. Based on these assumptions, consolidated sales are expected to increase by approximately 9% in the second quarter and operating margin is expected to reach approximately 9%.

For the full year 2011, IHS currently indicates in their most recent forecasts that global LVP could increase by 4% compared to 2010, despite LVP in Japan dropping by 21%. This is based not only on the uncertain production situation in the second quarter, but also on IHS’s assumption that almost all of the loss in global LVP in the second quarter could be recovered during the fall. However, there will be significant differences among vehicle manufacturers in their recovery levels. Based on these assumptions, Autoliv’s organic sales would grow by approximately 8% and consolidated sales for the full year would increase by about 15%, provided that current exchange rates prevail. Acquisitions are expected to add 2% to sales. Current assumptions also indicate that the Company would still reach an operating margin around 11.5% for the full year 2011 despite higher raw material prices and the Japanese earthquake, but due to the high uncertainty in LVP plans the risk has increased since the beginning of the year when the indication was to reach an operating margin of at least 11.5%.

The projected effective tax rate for the remainder of the year, excluding any discrete tax items that might arise, is estimated to be around 28%.

OTHER RECENT EVENTS

Launches in the 1st quarter 2011

•	Chevrolet’s new Aveo: Side airbags, inflatable curtains and seatbelts with pretensioners.

•	Chrysler’s new 300: Seatbelts with pretensioners and radar for blind-spot detection.

•	Dodge’s new Charger: Steering wheel, driver airbag, seatbelts with pretensioners and radar for blind-spot detection.

•	Fiat’s new 500 US: Steering wheel, driver airbag, passenger airbag, knee airbag, side airbags, inflatable curtains and seatbelts with pretensioners.

•	Hyundai’s new Grandeur: Driver airbag, passenger airbag, knee airbag, side airbags, inflatable curtains and safety electronics.

•	Mitsubishi’s new i-MiEV: Side airbags and inflatable curtains.

•	Peugeot’s new 508: Side airbags, inflatable curtains and seatbelts with pretensioners.

Other Significant Events

The quarterly comparisons have been impacted by the former Delphi contracts in Asia that were re-sourced to Autoliv at the end of March 2010.

One of Autoliv’s four plants in Japan suffered minor damages from the earthquake but was brought back to operations before vehicle manufacturers could resume their production. Autoliv’s own manufacturing is not hampered by component shortages, but some vehicle models to which Autoliv is a supplier can not currently be produced at volumes previously anticipated.

Autoliv has announced four additions to its manufacturing capacity in China. In Northern China, a new facility is under construction in Changchun that will replace the existing plant in the city and double Autoliv’s airbag and seatbelt assembly capacity in Northern China. Also in Nanjing, a completely new plant is under construction. This plant will increase Autoliv’s seatbelt capacity in the Shanghai area by 50%. In Southern China, the existing airbag and seatbelt plant in Guangzhou will be expanded by more than 50%. In addition, as previously announced, Autoliv is extending its Chinese manufacturing facility for safety electronics by 50%.

Autoliv secured a new revolving credit facility (RCF) that will replace the existing RCF which matures in November 2012. Both facilities amount to $1.1 billion. The new facility has a maturity of five years, with extension options of two more years. The refinancing offer was significantly oversubscribed. As for all of the Company’s significant debt, the new RCF does not have any financial covenants (i.e. performance-related restrictions).

Autoliv has acquired technologies for camera-based forward-looking systems from Hella, the German manufacturer of lighting technologies and electronics, and signed a cooperation agreement for further development of these technologies. They are used in Traffic Sign Recognition (TSR) systems to help the driver keep the correct speed, Lane Departure Warning (LDW) systems and for automatically dipping head lights in Light Source Recognition systems.

Autoliv has received Toyota’s Excellence Award for outstanding performance during 2010.

Annual General Meeting of Shareholders

The 2011 Annual Meeting of Shareholders will be held in Chicago on May 10. Holders of record at the close of business on March 14 are entitled to be present and vote at the Meeting. A Notice of Internet Availability of Proxy Material was mailed to shareholders in the end of March.

Dividend

As previously announced, the Company has decided to increase once again the quarterly dividend to shareholders. This time the dividend was increased by 8%, which follows upon increases of 14% and 17% in the latest quarterly dividend announcements.

The new dividend will be 43 cents per share which will be paid on Thursday, June 2, 2011 to shareholders of record on May 5. The ex-date, when the shares will trade without the right to the dividend, will be May 3, 2011.

As a result of this additional increase, the total dividend paid is expected to be $38 million, 23% higher than the highest dividend amount paid before the crisis.

Next Report

Autoliv intends to publish the quarterly report for the second quarter 2011 on Thursday July 21.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2011, the Company’s future contractual obligations have not changed materially from the amounts reported in the 2010 Annual Report on Form 10-K filed with SEC on February 23, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2011, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on February 23, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

The risk factor set forth below is in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 23, 2011, which includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations, and is herein incorporated by reference.

Our industry has been negatively impacted by the devastating effects of the earthquake and tsunami that recently hit Japan.

It is currently impossible to predict with any certainty or precision the impact on our operations of the events triggered by the March 11, 2011, earthquake and tsunami in Japan. These events caused extensive and severe damage, impacting not only manufacturing facilities of automotive suppliers (including sub-suppliers) and manufacturers, but also of transportation, energy and distribution infrastructure. Although only one of our four plants in Japan suffered minor damaged during the earthquake, and all are currently operational, customers and suppliers of Autoliv, as well as their respective suppliers and other customers, have experienced and expect to experience continued and possibly increasing disruptions to their operations.

Because of the global integration of the automotive industry, (where a vehicle manufactured on one continent may contain parts generated on other continents), its tight delivery schedules and low levels of parts inventory, a disruption impacting even only a single critical supplier to the industry may impact the whole industry. Several of our suppliers, our customers and other suppliers of our customers in Japan and elsewhere have announced that their production is operating at a reduced capacity, generally because of either damage to their plants or the inability of their suppliers to deliver the necessary components. Thus, even where we are able to secure deliveries from our suppliers and to produce our products, our customers may not accept deliveries as they lack other components required to manufacture their products. There are also additional indirect effects that may impact our operations, some of which are impossible to predict at this time. For example, authorities in other countries, including China and the United States, have begun screening containerships that have visited Japan or nearby waters for nuclear radiation, causing delays and reduced attractiveness of any contaminated vessels for subsequent employment. It is currently unclear how the effects of earthquake, tsunami and subsequent developments may impact global transportation and shipping.

In sum, we cannot be certain what impact the devastating events in Japan will have on our ability to produce and supply our products to our customers and to what extent our customers will decrease or cancel production orders. Similarly, we cannot anticipate what impact, if any, the changes in global vehicle production resulting from the events in Japan will have on our market share. As a result, no assurances can be given that these events will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

Since September 15, 2008 (the day of the default of Lehman Brothers), Autoliv has made no share repurchases. Since the repurchase program was adopted in 2000, Autoliv has repurchased 34.3 million Autoliv, Inc. shares at an average cost of US $42.93 per share. Under the existing authorizations, approximately another 3.2 million shares may be repurchased. Although we suspended our share repurchases to preserve cash in order to maintain a strong cash position and as to possibly take advantage of potential market opportunities, we may from time to time repurchase our shares in the open market under the existing share repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

Not applicable.

ITEM 5.	OTHER INFORMATION

On April 16, 2011, the Company and its wholly owned subsidiaries, Autoliv ASP, Inc. and Autoliv AB, entered into a $1.1 billion multi-currency revolving credit facility agreement with Merchant Banking, Skandinaviska Enskilda Banken AB (publ) Mizuho Corporate Bank Limited, and Nordea Bank AB (publ) and certain other lenders to refinance its existing credit facility. This revolving credit facility matures in April 2016, but subject to the banks approval can be extended by the Company for up to two additional years. Under the agreement, Autoliv may draw loans with maturities of up to 5 years from 14 lenders at a floating interest rate of 0.55% assuming Autoliv, Inc.s current credit rating of BBB+ from Standard and Poor’s over the applicable IBOR rate and may use the loan for general corporate purposes. The loans will be guaranteed by Autoliv, Inc., Autoliv ASP, Inc. and Autoliv AB.

As with all of the existing principal debt arrangements of Autoliv Inc., the new credit agreement does not have any financial covenants, i.e. performance-related restrictions. The press release the Company issued regarding the new credit facility is filed as Exhibit 99.k and is incorporated by reference herein.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv's Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv's Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on form 10-Q, filed on May 14, 1997.

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv's Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of March 1, 2008, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated by reference to Exhibit 4.12 to Autoliv’s Registration Statement on Form S-3 (File No. 333-158139, filing date March 23, 2009).

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.j*	Facilities Agreement of $1,100,000,000, dated April 16, 2011, among Autoliv, Inc. certain of Autoliv, Inc. subsidiaries and the lenders named therein.

99.k*	Press release of Autoliv, Inc. dated April 18, 2011 regarding new credit facility executed April 16, 2011.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 20, 2011

AUTOLIV, INC.
(Registrant)

By:	/s/ Mats Wallin

Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)