Form 10-Q
period 2011-06-30
AUTOLIV INC
filed 2011-07-21
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 15, 2011, there were 89,272,908 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our restructuring and cost reduction initiatives discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer and customer preferences for end products, customer losses, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, fluctuation of foreign currencies, fluctuation in vehicle production schedules for which the Company is a supplier, component shortages, market acceptance of our new products, costs or difficulties related to the integration of any new or acquired businesses and technologies, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments or joint venture arrangements, pricing negotiations with customers, our ability to be awarded new business, increased costs, supply issues, product liability, warranty and recall claims and other litigation and customer reactions thereto, possible adverse results of pending or future litigation or infringement claims, negative impacts of governmental investigations and litigation relating to the conduct of our business, tax assessments by governmental authorities, legislative or regulatory changes, political conditions, dependence on customers and suppliers, as well as the risks identified in Item 1A “Risk Factors” in this quarterly report and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. Except for the Company’s ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

INDEX

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net sales	$2,061.5	$1,801.5	$4,170.1	$3,522.3

Cost of sales	(1,639.9)	(1,389.5)	(3,282.5)	(2,726.8)

Gross profit	421.6	412.0	887.6	795.5

Selling, general & administrative expenses	(95.1)	(81.8)	(186.0)	(162.9)
Research, development & engineering expenses, net	(117.5)	(93.7)	(232.0)	(185.3)
Amortization of intangibles	(5.6)	(4.6)	(9.3)	(8.9)
Other income (expense), net	2.0	(2.8)	(0.1)	(13.9)

Operating income	205.4	229.1	460.2	424.5

Equity in earnings of affiliates, net of tax	1.9	3.2	3.2	2.0
Interest income	1.1	0.8	2.0	1.6
Interest expense	(15.5)	(13.3)	(30.9)	(27.8)
Loss on extinguishment of debt	(6.3)	(12.1)	(6.3)	(12.1)
Other financial items, net	(1.6)	(1.8)	(3.4)	(3.1)

Income before income taxes	185.0	205.9	424.8	385.1

Income tax expense	(39.3)	(58.5)	(96.6)	(109.5)

Net income	$145.7	$147.4	$328.2	$275.6

Less net income attributable to non-controlling interests	0.7	0.9	1.7	2.6

Net income attributable to controlling interest	$145.0	$146.5	$326.5	$273.0

Net earnings per share – basic	$1.62	$1.69	$3.66	$3.18
Net earnings per share – diluted	$1.54	$1.60	$3.47	$2.99

Weighted average number of shares outstanding, net of treasury shares (in millions)	89.2	86.6	89.1	85.9

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	94.0	91.6	94.0	91.2

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	89.3	88.5	89.3	88.5

Cash dividend per share – declared	$0.45	$0.30	$0.88	$0.30
Cash dividend per share – paid	$0.43	$—	$0.83	$—

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	June 30, 2011	December 31, 2010
	(unaudited)

Assets
Cash & cash equivalents	$559.7	$587.7
Receivables, net	1,610.1	1,367.6
Inventories, net	626.8	561.7
Other current assets	183.0	171.6

Total current assets	2,979.6	2,688.6

Property, plant & equipment, net	1,124.9	1,025.8
Investments and other non-current assets	243.4	228.1
Goodwill	1,624.2	1,612.3
Intangible assets, net	112.6	109.7

Total assets	$6,084.7	$5,664.5

Liabilities and equity
Short-term debt	$205.9	$87.1
Accounts payable	1,123.0	1,003.1
Accrued expenses	499.5	484.5
Other current liabilities	246.3	259.8

Total current liabilities	2,074.7	1,834.5

Long-term debt	487.9	637.7
Pension liability	146.2	136.0
Other non-current liabilities	115.1	117.1

Total non-current liabilities	749.2	890.8

Total parent shareholders’ equity	3,247.3	2,927.3
Non-controlling interests	13.5	11.9

Total equity	3,260.8	2,939.2

Total liabilities and equity	$6,084.7	$5,664.5

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Six months ended
	June 30, 2011	June 30, 2010
Operating activities
Net income	$328.2	$275.6
Depreciation and amortization	131.4	144.7
Other, net	16.7	33.7
Changes in operating assets and liabilities	(203.0)	(54.2)

Net cash provided by operating activities	273.3	399.8

Investing activities
Capital expenditures	(175.5)	(86.2)
Proceeds from sale of property, plant and equipment	4.9	3.2
Acquisitions of businesses and other, net	0.5	(68.2)

Net cash used in investing activities	(170.1)	(151.2)

Financing activities
Net increase (decrease) in short-term debt	124.5	(121.3)
Issuance of long-term debt	47.1	—
Repayments and other changes in long-term debt	(208.1)	(50.8)
Dividends paid	(74.0)	—
Cash paid for extinguishment of debt	(6.3)	(8.3)
Common stock options exercised	12.0	6.4
Acquisition of subsidiary shares from non-controlling interest	—	(63.7)
Other	(5.1)	—

Net cash used in financing activities	(109.9)	(237.7)

Effect of exchange rate changes on cash and cash equivalents	(21.3)	(24.2)

Decrease in cash and cash equivalents	(28.0)	(13.3)

Cash and cash equivalents at beginning of period	587.7	472.7

Cash and cash equivalents at end of period	$559.7	$459.4

See “Notes to unaudited condensed consolidated financial statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2011

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

1.2 New Accounting Pronouncements

No accounting guidance with an effective date during the second quarter 2011 or issued during 2011 had or is expected to have a significant impact on the Company’s consolidated financial statements.

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

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the Consolidated Statement of Income when the hedge transaction affects net earnings. There were no material reclassifications from OCI to the Consolidated Statement of Income during the three and six months ended June 30, 2011 and, likewise, no material reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial.

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

The following tables summarize the valuation of the Company’s derivatives by the above noted pricing observability levels:

		Fair Value Measurements at June 30, 2011
		Using
Description	Total carrying amount in Consolidated Balance Sheet June 30, 2011	Level 1	Level 2	Level 3
Assets
Derivatives	$22.6	—	$22.6	—
Total Assets	$22.6	—	$22.6	—

Liabilities
Derivatives	$20.3	—	$20.3	—
Total Liabilities	$20.3	—	$20.3	—

		Fair Value Measurements at December 31, 2010
		Using
Description	Total carrying amount in Consolidated Balance Sheet December 31, 2010	Level 1	Level 2	Level 3
Assets
Derivatives	$17.1	—	$17.1	—
Total Assets	$17.1	—	$17.1	—

Liabilities
Derivatives	$7.1	—	$7.1	—
Total Liabilities	$7.1	—	$7.1	—

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. Although the Company is party to close-out netting agreements with most derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at June 30, 2011 and 2010, have been presented on a gross basis.

		Fair Value Measurements at June 30, 2011
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 9 years (fair value hedge)	$60.0	$10.3	$—	Other non current asset
Total derivatives designated as hedging instruments	$60.0	$10.3	$—

Derivatives not designated as hedging instruments

Cross currency interest rate swaps, less than 1 year	$40.3	$7.3	$—	Other current assets
Foreign exchange swaps, less than 6 months	1,172.3	5.0	20.3	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$1,212.6	$12.3	$20.3

Total derivatives	$1,272.6	$22.6	$20.3

		Fair Value Measurements at December 31, 2010
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 9 years (fair value hedge)	$60.0	$9.3	$—	Other non-current asset

Total derivatives designated as hedging instruments	$60.0	$9.3	$—

Derivatives not designated as hedging instruments

Cross currency interest rate swaps, less than 1 year	$40.3	$3.7	$—	Other current assets
Foreign exchange swaps, less than 6 months	1,486.2	4.1	7.1	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$1,526.5	$7.8	$7.1

Total derivatives	$1,586.5	$17.1	$7.1

		Amount gain (loss) recognized in Consolidated Statement of Income April-June 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swaps, less than 9 years (fair value hedge)	$60	$—	$2.0	$—	$—	$—
Total derivatives designated as hedging instruments	$60

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $(2.0) million has increased interest expense for the second quarter 2011 and thus fully off-sets the $2.0 million fair value change related to the hedging instrument disclosed in the table above.

		Amount gain (loss) recognized in Consolidated Statement of Income January-June 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swaps, less than 9 years (fair value hedge)	$60	$—	$1.0	$—	$—	$—
Total derivatives designated as hedging instruments	$60

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $(1.0) million has increased interest expense for the first six months 2011 and thus fully off-sets the $1.0 million fair value change related to the hedging instrument disclosed in the table above.

		Amount gain (loss) recognized in Consolidated Statement of Income April-June 2010
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$50.5	$(3.5)	$—	$—	$0.2	$—
Interest rate swaps, less than 10 years (fair value hedge)	60.0	—	4.4	—	—	—
Total derivatives designated as hedging instruments	$110.5

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $(4.4) million has increased interest expense for the second quarter 2010 and thus fully off-sets the $4.4 million fair value change related to the hedging instrument disclosed in the table above.

		Amount gain (loss) recognized in Consolidated Statement of Income January-June 2010
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$50.5	$(4.5)	$—	$—	$0.4	$—
Interest rate swaps, less than 10 years (fair value hedge)	60.0	—	5.0	—	—	—
Total derivatives designated as hedging instruments	$110.5

The hedged item related to the fair value hedge consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $(5.0) million has increased interest expense for the first six months 2010 and thus fully off-sets the $5.0 million fair value change related to the hedging instrument disclosed in the table above.

		Amount gain (loss) recognized in Consolidated Statement of Income April-June 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$40.3	$0.1	$0.0	$—
Foreign exchange swaps, less than 6 months	1,172.3	(13.0)	0.7	—
Total derivatives not designated as hedging instruments	$1,212.6

		Amount gain (loss) recognized in Consolidated Statement of Income January-June 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$40.3	$3.5	$0.1	$—
Foreign exchange swaps, less than 6 months	1,172.3	(13.0)	0.7	—
Total derivatives not designated as hedging instruments	$1,212.6

		Amount gain (loss) recognized in Consolidated Statement of Income April-June 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$(1.2)	$—	$0.0
Cross currency interest rate swaps, less than 2 years	40.3	(2.5)	—	0.0
Foreign exchange swaps, less than 6 months	830.8	(1.0)	0	0.5
Total derivatives not designated as hedging instruments	$891.4

		Amount gain (loss) recognized in Consolidated Statement of Income January-June 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$(1.2)	$—	$0.0
Cross currency interest rate swaps, less than 2 years	40.3	(2.5)	—	0.0
Foreign exchange swaps, less than 6 months	830.8	0.8	(0)	0.1
Total derivatives not designated as hedging instruments	$891.4

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

Fair Value of Debt

Long-term debt	June 30, 2011 Carrying value1)	June 30, 2011 Fair value	Dec. 31, 2010 Carrying value1)	Dec. 31, 2010 Fair value
U.S. Private placement	$410.3	$447.7	$409.3	$442.8
Medium-term notes	47.6	46.7	88.2	96.3
Notes2)	—	—	100.2	115.7
Other long-term debt	30.0	30.0	40.0	39.7
Total	$487.9	$524.4	$637.7	$694.5

Short-term debt
Overdrafts and other short-term debt	$30.3	$30.3	$29.7	$29.7
Short-term portion of long-term debt	72.0	72.1	57.4	57.4
Notes2)	103.6	113.5	—	—
Total	$205.9	$215.9	$87.1	$87.1

1)	Debt as reported in balance sheet.
2)	Notes issued as part of the equity units offering has been reclassified to short-term debt as of June 30, 2011 (for further information, see Note 1.10).

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

As of June 30, 2011 the Company had $41.5 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 1.6). For the six months ended June 30, 2011 the Company has not recorded any impairment charges on its long-lived assets.

1.4 Income Taxes

For the first six months of 2011 the effective tax rate was 22.7%, compared with an effective tax rate of 28.5% in the first six months of 2010. In the first six months of 2011, the impact of discrete tax items caused a 5.0% decrease to the effective tax rate. Significant discrete tax items in the quarter included a non-cash income tax benefit of $24 million resulting from the release of income tax reserves and a non-cash income tax expense of $10 million for a valuation allowance required for certain deferred tax assets. The net impact of discrete tax items in the first six months of 2010 caused a 1.1 percentage point decrease to the effective tax rate. In the second quarter of 2011, the impact of discrete tax items caused a 7.3% decrease to the effective tax rate for the quarter.

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

The Internal Revenue Service (IRS) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006. On March 31, 2009, the IRS field examination team issued an examination report in which the examination team proposed to increase the Company’s U.S. taxable income due to alleged incorrect transfer pricing in transactions between a U.S. subsidiary and other subsidiaries during the period 2003-2005. The Company, after consultation with its tax counsel, filed a protest to the examination report to seek review of the examination report by the Appeals Office of the IRS. By letter dated June 1, 2010, the Appeals Office team assigned to review the examination report informed the Company that it had concluded that the IRS should withdraw all of the adjustments that would have increased the Company’s taxable income due to alleged incorrect transfer pricing. In April 2011, the Company was informed that the IRS internal review process had been concluded and that the proposed resolution had been sent to the U.S. Congress Joint Committee on Taxation for review in the context of a refund the Company is claiming for this same period. In May 2011, the Company was notified by the IRS that the Joint Committee had cleared the Appeals Office resolution of Autoliv’s 2003-2005 tax returns, and the Company has now completed the formalities to close the IRS audit of 2003-2005.

In addition, the IRS began an examination of the Company’s 2006-2008 U.S. income tax returns in the third quarter 2009. In connection with such examination, in March 2011, the IRS field examination team issued a notice of proposed adjustment that applied certain of the transfer pricing analyses that supported the proposed increases to the Company’s U.S. taxable income for the period 2003-2005 forward to the 2006-2008 audit period. Due to the June 2011 resolution of the 2003-2005 IRS audit, the IRS has now withdrawn the 2006-2008 proposed transfer pricing adjustments. The Company has now completed the formalities to close the IRS audit of 2006-2008.

In addition, the Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. Except as already noted, as of June 30, 2011, the Company is not aware of any material proposed income tax adjustments as a result of those tax examinations.

As a result of the conclusion of the U.S. tax audits and other proceedings, the Company has released approximately $24 million of its tax reserves in the second quarter. In addition, other audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods.

During the second quarter 2011, the Company recorded a decrease of $24.7 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, net of accruing additional interest of $0.5 related to unrecognized tax benefits of prior years. In addition, during the second quarter 2011, the Company recorded a decrease of $5.1 million to income tax reserves relating to settlements with taxing authorities. During the first quarter 2011, the Company recorded an increase of $4.3 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including an accrual for additional interest in 2011 related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $17.3 million recorded at June 30, 2011, $1.6 million is classified as current tax payable and $15.7 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

1.5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows, net of reserves:

	As of
	June 30, 2011	December 31, 2010
Raw materials	$246.6	$224.5
Work in progress	221.2	201.4
Finished products	159.0	135.8

Total	$626.8	$561.7

1.6 Restructuring

Restructuring provisions are made on a case by case basis and primarily include severance costs incurred in connection with headcount reductions and plant consolidations. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under existing credit facilities. The Company does not expect that the execution of these activities will have an adverse impact on its liquidity position. The tables below summarize the change in the balance sheet position of the restructuring reserves from December 31, 2008 to June 30, 2011.

Second quarter 2011

The employee-related restructuring provisions in the second quarter 2011 mainly relate to headcount reductions in Europe and North America. The cash payments mainly relate to high-cost countries in Europe and Australia. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2011 to June 30, 2011.

	March 31, 2011	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	June 30, 2011
Restructuring employee-related	$46.0	$1.5	$(0.6)	$(6.9)	$1.1	$41.1
Other	0.4	—	—	—	—	0.4

Total reserve	$46.4	$1.5	$(0.6)	$(6.9)	$1.1	$41.5

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions and cash paid for the three and six month periods ended June 30, 2011 mainly relate to warranty related issues. The provisions and cash paid for the three and six month periods ended June 30, 2010 mainly related to recalls.

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Reserve at beginning of the period	$39.1	$30.7	$39.2	$30.6
Provision	2.3	2.2	2.6	4.6
Cash payments	(4.5)	(6.6)	(6.1)	(8.4)
Translation difference	0.5	(0.6)	1.7	(1.1)

Reserve at end of the period	$37.4	$25.7	$37.4	$25.7

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three and six month periods ended June 30, 2011 and June 30, 2010, respectively.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Service cost	$4.6	$3.3	$9.1	$6.7
Interest cost	4.3	3.9	8.5	7.7
Expected return on plan assets	(3.6)	(3.1)	(7.2)	(6.2)
Amortization prior service cost (credit)	(0.2)	(0.3)	(0.5)	(0.5)
Amortization of (gain) loss	1.2	1.2	2.5	2.4

Net Periodic Benefit Cost	$6.3	$5.0	$12.4	$10.1

1.9 Comprehensive Income

Comprehensive income includes net income for the period and items charged directly to equity.

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	$145.7	$147.4	$328.2	$275.6

Pension liability	0.5	2.1	0.5	2.2
Net change in cash flow hedges	0.0	0.2	0.0	0.4
Translation of foreign operations	36.2	(45.6)	59.4	(73.5)

Other comprehensive income (loss)	36.7	(43.3)	59.9	(70.9)

Comprehensive income	$182.4	$104.1	$388.1	$204.7

Less Comprehensive income attributable to non-controlling interest	0.9	3.0	2.0	2.5
Comprehensive income attributable to controlling interest	$181.5	$101.1	$386.1	$202.2

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

The Settlement Rate is based on the applicable market value of the Company’s common stock on the settlement date. The minimum and maximum number of shares to be issued under the purchase contracts is approximately 5.8 million and 6.9 million, respectively (giving effect to the dividend paid in the second quarter 2011 and the exchange of Equity Units discussed above).

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

1.11 Non-Controlling Interest

	April-June 2011			January-June 2011
	Equity attributable to			Equity attributable to
	Parent	Non-controlling interest	Total	Parent	Non-controlling interest	Total
Balance at beginning of period	$3,100.6	$13.0	$3,113.6	$2,927.3	$11.9	$2,939.2

Total Comprehensive Income:
Net income	145.0	0.7	145.7	326.5	1.7	328.2
Net change in cash flow hedges	0	—	0	0	—	0
Foreign currency translation	36.0	0.2	36.2	59.1	0.3	59.4
Pension liability	0.5	—	0.5	0.5	—	0.5

Total Comprehensive Income	181.5	0.9	182.4	386.1	2.0	388.1
Common Stock incentives	5.5	—	5.5	12.5	—	12.5
Cash dividends declared	(40.3)	(0.4)	(40.7)	(78.6)	(0.4)	(79.0)

Balance at June 30, 2011	$3,247.3	$13.5	$3,260.8	$3,247.3	$13.5	$3,260.8

	April-June 2010			January-June 2010
	Equity attributable to			Equity attributable to
	Parent	Non-controlling interest	Total	Parent	Non-controlling interest	Total
Balance at beginning of period	$2,494.0	$39.5	$2,533.5	$2,388.2	$47.8	$2,436.0

Total Comprehensive Income:
Net income	146.5	0.9	147.4	273.0	2.6	275.6
Net change in cash flow hedges	0.2	—	0.2	0.4	—	0.4
Foreign currency translation	(47.7)	2.1	(45.6)	(73.4)	(0.1)	(73.5)
Pension liability	2.1	—	2.1	2.2	—	2.2

Total Comprehensive Income	101.1	3.0	104.1	202.2	2.5	204.7
Purchase of non-controlling interest by parent	(13.0)	(38.6)	(51.6)	(12.1)	(46.4)	(58.5)
Common Stock incentives	3.9	—	3.9	7.7	—	7.7
Cash dividends declared	(25.6)	—	(25.6)	(25.6)	—	(25.6)
Common stock issue	57.2	—	57.2	57.2	—	57.2

Balance at June 30, 2010	$2,617.6	$3.9	$2,621.5	$2,617.6	$3.9	$2,621.5

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

On February 8, 2011, Autoliv ASP Inc., a Company subsidiary received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (“DOJ”) requesting documents and information as part of a long-running investigation into possible anti-competitive behavior among certain suppliers to the automotive vehicle industry, including Autoliv. On June 7-9, 2011, representatives of the antitrust authorities of the European Commission (“EC”) visited two facilities of Autoliv BV & Co KG, a Company subsidiary in Germany, to gather information for a similar inquiry.

The DOJ and EC investigations are still ongoing. It is likely that, for the reporting periods in which the related liabilities become estimable or the investigations are resolved, the Company’s operating results and cash flows will be materially impacted. However, as the Company cannot predict the duration, future scope or final outcome of the investigations, it is unable to estimate such impact or predict the reporting periods in which it may be recorded.

Product Warranty, Recalls and Intellectual Property

Autoliv is exposed to various claims for damages and compensation if products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected the Company faces warranty and recall claims. Where such (actual or alleged) failure results, or is alleged to result, in bodily injury and/or property damage, the Company may also face product-liability claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products when the product supplied did not perform as represented by us or expected by the customer. Accordingly, the future costs of warranty claims by the customers may be material. However, the Company believes its established reserves are adequate to cover potential warranty settlements. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the appropriateness of these reserves, and adjusts them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from the Company’s recorded estimates.

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

On April 19, 2010, SEVA Technologies SA (“SEVA”) initiated actions against several employees and wholly-owned subsidiaries of Autoliv, Inc. In the actions, SEVA alleges that following preliminary discussions with SEVA starting in 2006, Autoliv’s subsidiaries misappropriated SEVA’s confidential information disclosed to such subsidiaries under a non-disclosure agreement and used such information to obtain a patent. SEVA is principally seeking to have SEVA declared the owner of the patent and certain former SEVA employees declared the inventors of the patent. SEVA has also indicated that it may seek damages of €22 million (approximately $32 million). Autoliv has rejected the claims but continues to evaluate the matter as SEVA amends or modifies its allegations. Autoliv intends to continue to vigorously defend itself against the same and has made no provisions for any expenses relating thereto.

In July 2011, we discovered that one of our plants in Asia had failed to properly report and maintain certain test protocols. We have informed the customer concerned and continue to investigate the matter. At this time we cannot estimate what impact this failure may have on our results of operations.

The table in Note 1.7 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and six month periods ended June 30, 2011 and June 30, 2010, respectively.

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

For the three and six month periods ended June 30, 2011, 4.3 million and 4.3 million shares, respectively, were included in the dilutive weighted average share amount related to the equity units. The potential number of shares which will be converted in the future related to the equity units varies between 5.8 million, if the Autoliv share price is $19.20 or higher, and 6.9 million, if the price is $16.00 or less, giving effect to the exchange of Equity Units discussed in Note 1.10 and the dividend of $0.43 paid on June 2, 2011 for the second quarter.

All common shares related to the Company’s Stock Incentive Plan were included in the computation of the diluted EPS for the three and six month periods ended June 30, 2011. Approximately 0.5 and 0.6 million common shares respectively, which could potentially dilute basic EPS in the future, were not included in the computation of the diluted EPS for the three and six month periods ended June 30, 2010.

During the first six months of 2011 and 2010 approximately 0.3 million and 0.3 million shares, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Weighted average shares basic	89.2	86.6	89.1	85.9
Effect of dilutive securities:
- stock options/share awards	0.5	0.5	0.6	0.5
- equity units	4.3	4.5	4.3	4.8

Weighted average shares diluted	94.0	91.6	94.0	91.2

1.14 Subsequent Events

On July 18, 2011, Autoliv AB (publ), a wholly-owned subsidiary of the Company, entered into an amendment to the facilities agreement among the Company (as guarantor), Autoliv AB and the European Investment Bank (EIB) to extend the €225 million ($320 million) facility to Autoliv AB until December 18, 2012. The amendment also reduces the permitted maximum loan duration under the facility to eight years and reduces the cost for drawing loans to EIB’s cost of funds +0.3%. Other terms of the agreement remain substantially unchanged. As with all of the existing principal debt arrangements to which the Company is party, the new credit agreement does not have any financial covenants, i.e. performance-related restrictions. The facility was unused at the second quarter closing.

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

KEY RATIOS

(Dollars in millions)

	Three months ended or as of June 30		Six months ended or as of June 30
	2011	2010	2011	2010
Operating working capital 1)	$599	$405	$599	$405
Capital employed 7)	$3,393	$3,038	$3,393	$3,038
Net debt 1)	$132	$417	$132	$417
Net debt to capitalization, % 1, 2)	4	14	4	14

Gross margin, % 3)	20.5	22.9	21.3	22.6
Operating margin, % 4)	10.0	12.7	11.0	12.1

Return on total equity, % 8)	18.3	22.9	21.1	21.8
Return on capital employed, % 9)	25.0	30.0	28.7	27.5

No. of employees at period-end 10)	37,139	31,983	37,139	31,983
Headcount at period-end 11)	46,299	41,099	46,299	41,099
Days receivables outstanding 5)	71	70	69	72
Days inventory outstanding 6)	31	30	30	31

1)	See tabular presentation reconciling this non-GAAP measure to GAAP below under the heading “Liquidity and Sources of Capital”
2)	Net debt in relation to net debt and total equity (including non-controlling interest)
3)	Gross profit relative to sales
4)	Operating income relative to sales
5)	Outstanding receivables relative to average daily sales
6)	Outstanding inventory relative to average daily sales
7)	Total equity and net debt
8)	Net income relative to average total equity
9)	Operating income and equity in earnings of affiliates, relative to average capital employed
10)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
11)	Employees plus temporary, hourly workers

THREE MONTHS ENDED JUNE 30, 2011 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2010

Market overview

During the three-month period April - June 2011, global light vehicle production (LVP) is estimated by IHS to have declined by slightly less than 1% compared to the same quarter 2010 due to industry component shortages in the wake of the earthquake/tsunami in Japan. However, this LVP decline was 5 percentage points (pp) better than expected by IHS at the beginning of the quarter.

In Europe (including Eastern Europe), where Autoliv derives 40% of its revenues, LVP is estimated to have increased by almost 4%, which was nearly 11 pp better than expected. In Western Europe, LVP increased by almost 1% and by 11% in Eastern Europe.

In The Americas, which accounts for 30% of Company revenues, LVP increased by 3%. Chrysler, General Motors (GM) and Ford raised their North American production by 13%, 12% and 8%, respectively, while the Asian and European vehicle manufacturers reduced their North American production by 13%.

In China, which accounts for just over 10% of consolidated sales, LVP grew by 7%.

In Japan, which normally accounts for almost 10% of Autoliv’s consolidated sales, LVP dropped by 36%, which was 14 pp less than the 50% decline expected.

In the Rest of Asia (RoA), which accounts for 10% of sales, LVP grew by 4%. This was primarily due to a 16% LVP growth in India.

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

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2011

(Dollars in millions)

	Europe		Americas		Japan		China		RoA		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Organic sales change	32.8	4.7	64.1	11.5	(54.8)	(30.7)	18.5	9.8	29.4	16.5	90.0	5.0
Effect of exchange rates	103.8	14.8	12.7	2.2	22.7	12.7	9.5	5.0	11.9	6.7	160.6	8.9
Impact of acquisitions/divestments	2.5	0.4	—	—	—	—	9.1	4.8	(2.2)	(1.2)	9.4	0.5
Reported net sales change	139.1	19.9	76.8	13.7	(32.1)	(18.0)	37.1	19.6	39.1	22.0	260.0	14.4

Consolidated sales increased by 14% to $2,061 million compared to the same quarter 2010. Currency effects added slightly less than 9%, while acquisitions and divestitures were insignificant. Consequently, organic sales (non-U.S. GAAP measure, see table above) increased by 5%, significantly outperforming the 1% decline in global LVP.

Autoliv’s strong performance was mainly driven by recent vehicle launches and a favorable vehicle mix. This mitigated the effect of the sharp LVP drop for Japanese customers globally caused by the earthquake/tsunami in Japan. The Company outperformed LVP in all regions.

Sales were better than expected in nearly all regions, especially in Europe (primarily due to stronger LVP) and China, Japan and the RoA region (primarily due to a favorable mix). The earthquake in Japan is estimated to have reduced the Company’s sales by more than $100 million globally. However, this was approximately $50 million less than expected in April.

Sales by Product

Sales of airbag products (including steering wheels and passive safety electronics) rose by nearly 14% to $1,352 million compared to the same quarter 2010. Currency effects added slightly more than 8%. The organic sales growth of 5% was 6 pp higher than the decrease in global LVP. Sales were driven by strong demand for side and passenger airbags and for passive safety electronics, particularly by Chrysler, GM, Ford and Hyundai/KIA.

Sales of seatbelt products grew by almost 13% to $670 million. Currency effects added 10% and acquisitions slightly less than 1%. The organic sales increase of almost 2% was 3 pp higher than the 1% decline in global LVP. Sales were driven by new business, mainly in North America and China especially from GM, Chrysler, Hyundai/KIA and Ford.

Sales of active safety products (primarily automotive radar and night vision systems) more than doubled, rising by 121% to $39 million, and grew organically by 115%. This was mainly due to new radar business with Chrysler, higher optional take-rates at Mercedes and higher optional take-rates for night vision systems at BMW and Audi.

Sales by Region

Sales from Autoliv’s European companies increased by 20% to $838 million. This included favorable currency effects of 15%. Organic sales growth of 5% was slightly better than the 4% increase in European LVP. Autoliv’s sales were driven by several recent vehicle launches (such as BMW’s Mini Countryman; Ford’s Focus/C-Max; and Volvo’s S60/V60), as well as higher production volumes for the Audi A8 and A1 and the BMW 5-series.

Sales from Autoliv’s companies in The Americas rose by nearly 14% to $635 million, and included favorable currency effects that added slightly more than 2%. Organic sales growth of almost 12% was 9 pp higher than the increase in the region’s LVP. This was primarily due to strong performance by GM, Chrysler and Ford, specifically with models such as Chevrolet’s Cruze; Chrysler’s Town & Country; Dodge’s Charger and Caravan and Ford’s Edge, Explorer and Focus/C-Max. It also reflects Fiat’s launch of the 500 in the U.S.

Sales from Autoliv’s companies in China rose by 20% to $225 million. Acquisitions and currency effects each added 5%. The organic sales growth of 10% was 3 pp higher than the growth in Chinese LVP. Autoliv’s sales were driven by Buick’s GL8 and Excel; Chevrolet’s Cruze; BMW’s 5-series; Audi’s A4 and Q5; Hyundai’s new Verna and KIA’s K5, as well as by Great Wall’s Voleex C30; Geely’s Emgrand EC8 and the recently launched Wuling Hong Guang. The sales growth was slightly offset by some Japanese plants that did not return to normal production levels as quickly as planned after the earthquake due to industry component shortages.

Sales from Autoliv’s companies in Japan decreased by 18% to $146 million. Positive currency effects of 13% reduced a 31% overall decline in organic sales. This was 5 pp less than the drop in Japanese LVP, despite the fact that deliveries for one vehicle model were transferred to Autoliv Thailand. In Japan, the LVP mix was favorable for Autoliv with strong production volumes for such models as Mitsubishi’s RVR/ASX; Suzuki’s Swift and MR Wagon; and Lexus’ CT, as well as by export sales to KIA in South Korea.

Sales from Autoliv’s companies in the Rest of Asia (RoA) increased by 22% to $217 million. Currency effects added slightly less than 7%, while a divestiture of the Klippan business in Australia had a 1% negative impact. Organic sales growth of 17% was significantly higher than the 4% increase in the region’s LVP despite a negative mix effect from the rapidly growing Indian market where the average safety content is much less than in many other RoA-countries, such as South Korea. In South Korea, organic sales grew by 29%, exceeding the 5% increase in the country’s LVP. Autoliv’s sales were driven by GM’s new Gentra and Hyundai’s new Veloster and by higher production volumes for Hyundai’s Verna, ix35 and Santa Fe; and KIA’s Sportage and Sorento.

Earnings for the Three-Month Period Ended June 30, 2011

For the second quarter 2011, gross profit improved by $10 million to $422 million compared to the same quarter in 2010. However, gross margin declined to 20.5% from an exceptionally high level of 22.9% in the second quarter 2010. This was primarily due to higher raw material prices and disruptions in LVP mainly as a consequence of the earthquake in Japan. Currency revaluation effects also had a negative impact.

Operating income declined by $24 million to $205 million mainly due to the consequences of the earthquake in Japan, $24 million higher Research, Development and Engineering (R,D&E) expense, net and $13 million higher Selling, General & Administrative (S,G&A) expense. Currency translation effects accounted for $9 million of the higher S,G&A expense and $8 million of the higher R,D&E expense. However, in relation to sales, S,G&A expense stood almost unchanged at 4.6%, while R,D&E expense, net increased by 0.5 pp to 5.7% as a reflection of the Company’s expansion in active safety development projects. Operating margin declined to 10.0% from 12.7%. At the beginning of the quarter, operating margin was expected to reach approximately 9%. Most of this improvement reflects the fact that the earthquake in Japan had less of an impact on our operations than expected.

Income before taxes declined by $21 million to $185 million. The $24 million decline in operating income was partially offset by $6 million lower expense for extinguishment of debt (see Other Events below), while interest expense, net was $2 million higher despite a significantly lower net debt than during the corresponding quarter 2010. Higher interest expense, net was partially due to costs related to the new revolving credit facility.

Net income attributable to controlling interest declined by $2 million to $145 million. The effective tax rate was 21.2% compared to 28.4% in the same quarter 2010. A release of tax reserves reduced the effective tax rate by 13.0 pp (see Other Events), while other discrete tax items and a catch-up adjustment increased the tax rate by 6.5 pp.

Earnings per share assuming dilution declined by 6 cents to $1.54. Lower pre-tax income had a negative effect of 22 cents and more shares outstanding of 4 cents, while the lower taxes had a favorable impact of 20 cents. The weighted average number of shares outstanding, assuming dilution, increased by 3% to 94.0 million due to an exchange of equity units in the second quarter of 2010

SIX MONTHS ENDED JUNE 30, 2011 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2010

Market overview

During the six-month period January - June 2011, global light vehicle production (LVP) increased by 3%.

In Europe, light vehicle production increased by 8%. In Western Europe the increase was 4% and in Eastern Europe 16%.

In The Americas, light vehicle production rose by 8% due to GM, Ford and Chrysler increasing their LVP by 15%. The LVP of Asian and European vehicle manufacturers in the Americas was flat.

In Japan, light vehicle production dropped by 31% in the six-month period.

In China, LVP grew by 8% and in the Rest of Asia (RoA) by 11%.

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

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2011

(Dollars in millions)

	Europe		Americas		Japan		China		RoA		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Organic sales change	114.2	8.0	205.0	19.0	(83.2)	(22.4)	58.0	16.0	39.2	14.3	333.2	9.5
Effect of exchange rates	110.3	7.7	20.5	1.9	42.4	11.4	16.1	4.4	14.7	5.4	204.0	5.8
Impact of acquisitions/ divestments	5.7	0.4	—	—	—	—	17.5	4.8	87.4	32.0	110.6	3.1
Reported net sales change	230.2	16.1	225.5	20.9	(40.8)	(11.0)	91.6	25.2	141.3	51.7	647.8	18.4

For the year’s first six months, consolidated sales increased by slightly more than 18% to $4,170 million. Currency effects added slightly less than 6% and acquisitions net of divestitures added 3%. Consequently, organic sales increased by nearly 10%, which was 6 pp higher than the increase in global LVP.

Sales by Product

Sales of airbag products increased by 18% to $2,738 million. Currency effects added almost 6% and acquisitions 3%. The organic sales increase of 10% was 7 pp higher than the increase in global LVP.

Sales of seatbelt products rose by 16% to $1,356 million. Currency effects added almost 7% and acquisitions slightly more than 3%. Consequently, the organic sales growth of 6% was 3 pp higher than the increase in global LVP.

Sales of active safety products (primarily automotive radar and night vision systems) more than doubled, rising by 106% to $76 million, and grew organically by 103%.

Sales by Region

Sales from Autoliv’s European companies increased by 16% to $1,664 million, including positive currency effects of 8%. The organic sales growth of 8% was in line with the increase in European LVP. In addition to the above-mentioned vehicle models that contributed to the performance in the second quarter, sales were driven by strong demand from AvtoVAZ in Russia and Dacia in Romania, especially in the first quarter.

Sales from Autoliv’s companies in The Americas increased by 21% to $1,306 million, including positive currency effects of 2%. The organic sales increase of 19% was more than twice the 8% increase in LVP in the Americas. Autoliv’s strong performance was mainly due to several recent launches of vehicles with high safety content by Chrysler, GM and Ford along with their production increases.

Sales from Autoliv’s companies in China rose by 25% to $455 million. Acquisitions added 5% and currency effects 4%. The organic sales growth of 16% was twice as high as the Chinese LVP increase, primarily thanks to Autoliv’s strong outperformance in the first quarter and to export sales to South Korea.

Sales from Autoliv’s companies in Japan declined by 11% to $331 million despite positive currency effects of 11%. The organic sales decline of 22% was 9 pp less than the drop in Japanese LVP. This reflects the strong start of the year for Autoliv and a favorable vehicle model mix that partially mitigated the effects of the sharp drop in Japanese LVP.

Sales from Autoliv’s companies in the RoA increased by nearly 52% to $415 million. Acquisitions increased sales growth by 32%, while currency effects had a favorable impact of slightly more than 5%. The organic sales increase of slightly more than 14% was 3 pp higher than the growth in LVP. This was mainly due to Autoliv’s strong performance in the important South Korean market and to new business from Hyundai/KIA and GM.

Earnings for the Six-Month Period Ended June 30, 2011

Gross profit increased by 12%, or $92 million, to $888 million. However, gross margin declined by 1.3 pp to 21.3% due to higher raw material prices and the consequences of the earthquake in Japan.

Operating income improved by 8% or $36 million to $460 million. Operating margin declined a little less than gross margin, or by 1.1 pp to 11.0%.

Income before taxes increased by 10% or $40 million to $425 million, due to the improvement in operating income and the $6 million lower expense for debt extinguishment. These improvements were slightly offset by $3 million higher interest expense, partially due to a change in the currency mix of the gross debt.

Net income attributable to controlling interest improved by 20% or $54 million to $326 million. Income tax expense was $97 million, including discrete tax items, net of $21 million, which was mainly due to the $24 million release of tax reserves. The effective tax rate was 22.7% compared to 28.5% for the six-month period last year.

Earnings per share improved by 16% or $0.48 to $3.47 assuming dilution compared to the same period in 2010. The average number of shares outstanding increased by 3% to 94.0 million. The higher number of shares outstanding had an 11 cent negative effect on earnings per share.

LIQUIDITY AND SOURCES OF CAPITAL

During the second quarter 2011 cash flow from operations amounted to $132 million compared to the unusually strong cash flow in the second quarter last year of $251 million. An increase in operating working capital had a $94 million negative impact, mainly as result of higher tax payments and releases of tax reserves.

Capital expenditures, net of $91 million for the second quarter were $44 million more than the unusually low capital expenditures during the second quarter 2010 and $25 million more than depreciation and amortization in the quarter. Higher capital expenditures reflect capacity expansions in Asia, South America and in active safety.

During the first six months operations generated $273 million in cash compared to $400 million during the first six months 2010. Capital expenditures, net amounted to $171 million and depreciation and amortization to $131 million compared to $83 million and $145 million, respectively, last year.

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

Reconciliation of “Operating working capital” to GAAP financial measure (Dollars in millions)

	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
Total current assets	$2,979.6	$3,024.6	$2,688.6	$2,455.5
Total current liabilities	(2,074.7)	(2,047.8)	(1,834.5)	(1,793.7)

Working capital	904.9	976.8	854.1	661.8
Cash and cash equivalents	(559.7)	(605.2)	(587.7)	(459.4)
Short-term debt	205.9	107.1	87.1	169.6
Derivative (asset) and liability, current	8.0	(4.1)	(0.7)	7.7
Dividends payable	40.2	38.3	35.6	25.6

Operating working capital	$599.3	$512.9	$388.4	$405.3

During the quarter, operating working capital (non-U.S. GAAP measure, see table above) increased to 7.7% of sales from an unusually low level of 6.8% at March 31, primarily due to tax payments and releases of tax reserves. The Company has the policy that working capital should not exceed 10% in relation to last 12-month sales.

During the second quarter 2011 accounts receivable decreased by 1% but increased in relation to sales to 71 days outstanding from 70 at the end of the previous quarter and the prior-year quarter. During the second quarter, inventories increased by 3% and days inventory outstanding increased to 31 days from 29 days due to the upcoming vacations in July.

Reconciliation of “Net debt” to GAAP financial measure (Dollars in millions)

	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
Short-term debt	$205.9	$107.1	$87.1	$169.6
Long-term debt	487.9	639.9	637.7	708.8

Total debt	693.8	747.0	724.8	878.4
Cash and cash equivalents	(559.7)	(605.2)	(587.7)	(459.4)
Debt-related derivatives	(2.3)	(12.4)	(10.0)	(2.2)

Net debt	$131.8	$129.4	$127.1	$416.8

Net debt (non-U.S. GAAP measure, see table above) increased during the second quarter by $2 million to $132 million due to dividend payments of $39 million and currency effects of $3 million that offset the $40 million in cash flow provided by operations less cash used in investing activities. Gross interest-bearing debt decreased during the quarter by $53 million to $694 million due to a debt prepayment, see Other Events below.

Despite cash flow provided by operations less cash used in investing activities of $103 million net debt increased by $5 million during the six-month period to $132 million. This was mainly due to higher dividend payments. Gross interest-bearing debt decreased by $31 million. Net debt to capitalization was 4% at the end of June as at the end of December 2010.

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

Reconciliation of “Leverage ratio” to GAAP financial measure (Dollars in millions)

	June 30, 2011	December 31, 2010
Net debt 2)	$131.8	$127.1
Pension liabilities	146.2	136.0
Less: Debt portion of equity units	(103.6)	(100.2)
Net debt per the policy	$174.4	$162.9

Income before income taxes 3)	$845.2	$805.5
Plus: Interest expense, net 1, 3)	60.1	63.1
Depreciation and amortization of intangibles (incl. impairment write-offs) 3)	268.4	281.7
EBITDA per the Policy 3)	$1,173.7	$1,150.3
Net debt to EBITDA ratio	0.1	0.1

1)	Interest expense, net, is interest expense less interest income.
2)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3)	Latest 12-months.

Reconciliation of “Interest coverage ratio” to GAAP financial measure (Dollars in millions)

	June 30, 2011	December 31, 2010
Operating income 2)	$904.9	$869.2
Amortization of intangibles (incl. impairment write-offs) 2)	18.4	18.0
Operating profit per the Policy2)	$923.3	$887.2
Interest expense, net 1, 2)	$60.1	$63.1
Interest coverage ratio	15.4	14.1

1)	Interest expense, net, is interest expense less interest income.
2)	Latest 12-months.

Autoliv’s policy is to maintain a leverage ratio significantly below 3.0 times and an interest-coverage ratio significantly above 2.75 times (non-U.S. GAAP measures, see tables above). During the second quarter, the Company’s leverage ratio stood unchanged at 0.1 times as on March 31, while the interest coverage ratio increased to 15.4 times from 14.8 times at the end of the previous quarter. Leverage ratio is measured as adjusted net debt in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Interest coverage is defined as operating income (excluding amortization of intangibles) in relation to interest expense, net. Adjusted net debt includes pension liabilities but excludes the debt from equity units since these funds are regarded as equity by Standard & Poor’s due to the fact that the purchase contracts of the equity units are binding and not revocable. Net debt to capitalization ratio remained at 4% on June 30, as at the end of March, 2011.

During the second quarter, total equity increased by $147 million to $3,261 million mainly due to net income of $146 million, favorable currency effects of $36 million and common stock incentives of $6 million. This was partially offset by a $41 million accrual for the declared dividend for the third quarter. Total parent shareholders’ equity was $3,247 million corresponding to $36.36 per share.

Total equity increased by $322 million during the first six months mainly as a result of the $328 million net income, favorable currency effects of $59 million and common stock incentives of $12 million. Dividends reduced equity by $79 million.

Return on total equity for the first six months was 21% and return on capital employed was 29%.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (permanent employees and temporary personnel) increased by 600 during the quarter and by 3,000 since the beginning of the year to 46,300. During the quarter, headcount declined by slightly more than 100 in high-cost countries (HCC), while headcount in low-cost countries (LCC) increased by slightly more than 700. Permanent employees increased by 1,600 – nearly all of them in LCC, while temporary personnel were reduced by 1,000.

Currently, 64% of total headcount is in LCC, 71% are direct workers in manufacturing and 20% are temporary personnel. A year ago, these ratios were 60%, 70% and 22%, respectively.

Outlook

Based on Autoliv’s latest call-offs from customers, we expect to continue to outperform global LVP by growing the Company’s organic sales in the third quarter by approximately 9% compared to an expected growth in global LVP of 6% according to IHS. Currency effects are expected to add 7% to sales, provided the current exchange rates prevail. Based on these assumptions, consolidated sales are expected to increase by approximately 16% in the third quarter and operating margin is expected to amount to approximately 10%.

For the full year 2011, IHS indicates in their July forecasts that global LVP will increase by 5% compared to 2010, despite a 16% LVP drop in Japan. Based on these assumptions, Autoliv’s organic sales are expected to grow by more than 9% and consolidated sales by about 16%. Acquisitions are expected to add less than 2% and currencies 5%, provided the current exchange rates prevail. Primarily due to accelerated and higher costs than expected for the expansion in emerging markets and higher than expected costs for the erratic LVP this year, the indicative operating margin for the full year 2011 is modified to “more than 11%” from previously “around 11.5%”. The margin estimates for the remainder of the year do not include any impact from the ongoing antitrust investigations (including legal fees or any other potential costs) since such impact is not currently estimable (see Other Events).

The projected effective tax rate for the remainder of the year, excluding any discrete tax items that might arise, is estimated to be around 28%.

OTHER RECENT EVENTS

Launches in the 2nd quarter 2011

•	Hyundai’s new Veloster; Frontal airbags, side airbags, inflatable curtains, seatbelts with pretensioners and safety electronics.

•	Lancia’s new Ypsilon; Side airbags and seatbelts with pretensioners.

•	Land Rover’s new Range Rover Evoque; Knee driver airbag, passenger airbag, side airbags, inflatable curtains, seatbelts with pretensioners and safety electronics.

•	Mercedes’ new M-Class; Knee driver airbag, passenger airbag, side airbags, inflatable curtains, seatbelts with pretensioners and radar-based blind-spot detection.

•	Samsung’s new SM7; Steering wheel, frontal airbags, inflatable curtains and seatbelts with pretensioners.

•	Volkswagen’s new Beetle; Seatbelts with pretensioners.

Other Events

•

As a result of the new $1.1 billion revolving credit facility (RCF) announced in April, Autoliv cancelled in May two other back-up facilities with an aggregate amount of approximately $535 million and prepaid $95 million of debt, which is expected to save $5 million per year in interest expense and other financing costs. In connection with these transactions, the Company incurred a debt extinguishment cost of $6 million.

•

Additionally, in July the €225 million ($320 million) facility agreement with the European Investment Bank (EIB) was amended to extend the facility until December 18, 2012. The amendment also reduces the permitted maximum loan duration to eight years and reduces the cost for drawing loans to EIB’s cost of funds + 0.3%. The facility was unutilized at the second quarter closing.

•

As previously announced, the U.S. Department of Justice and the European Commission have begun investigations into possible anti-competitive behavior among certain automotive suppliers, including Autoliv. It is likely that, for the reporting periods in which the related liabilities become estimable or the investigations are resolved, the Company’s operating results and cash flows will be materially impacted. However, as the Company cannot predict the duration, future scope or final outcome of the investigations, it is unable to estimate such impact or predict the reporting periods in which it may be recorded.

•

The audit of Autoliv’s U.S. 2003-2005 and 2006-2008 tax returns was concluded in June without any material changes. This, together with developments in other proceedings, allowed the Company to release $24 million of its tax reserves.

•	Autoliv has met GM’s requirements for being allowed to resume quoting for new business contracts.

•

At the ESV-Conference (Enhanced Safety of Vehicles), Autoliv presented an expandable roof pillar for the windshield. The new pillar is three times thinner than a traditional windshield pillar to enhance the driver’s field of view and reduce weight. In addition, the risk of roof intrusion is reduced.

•	The construction has begun of a new manufacturing facility near Bangkok that will increase Autoliv’s global manufacturing capacity for “cut & sewn” textile cushions for airbag systems by 15%.

•

Autoliv is doubling its steering wheel capacity in Brazil to take advantage of an expected 25% increase in Brazilian LVP over the next three years and of a new law that mandates frontal airbags as of 2014.

Annual General Meeting of Shareholders

At the Annual General Meeting of Shareholders (AGM) on May 10 this year:

•	Jan Carlson, Lars Nyberg and James M. Ringler were re-elected for a new regular term ending at the 2014 AGM;

•	the non-binding resolution on the Company’s 2010 executive compensation was approved;

•	shareholders voted to hold an advisory “say-on-pay” vote at a frequency of every year, which the Board decided to follow; and

•	the appointment of Ernst & Young AB as the Company’s independent auditors was ratified.

Dividend

As previously announced, the Company has decided to increase the quarterly dividend to shareholders. This time the dividend was increased by 5%, which follows upon increases of 8%, 14% and 17% in the latest quarterly dividend announcements. The new dividend will be 45 cents per share and will be paid on Thursday, September 1, 2011 to shareholders of record on August 18. The ex-date, when the shares will trade without the right to the dividend, will be August 16, 2011.

Next Report

Autoliv intends to publish the quarterly report for the third quarter 2011 on Tuesday, October 25.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2011, the Company’s future contractual obligations have not changed materially from the amounts reported in the 2010 Annual Report on Form 10-K filed with SEC on February 23, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as set forth below, as of June 30, 2011, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on February 23, 2011.

As a result of the new $1.1 billion revolving credit facility (RCF) announced in April, Autoliv cancelled in May two other back-up facilities with an aggregate amount of approximately $535 million and prepaid $95 million of debt, which in aggregate is expected to save $5 million per year in interest expense and other financing costs. Additionally, on July 18, 2011, the Company’s wholly owned subsidiary Autoliv AB amended its €225 million ($320 million) facility agreement with the European Investment Bank (EIB), initially entered into on December 18, 2009. The amendment extends the commitment from EIB until December 18, 2012 instead of expiring according to the terms of the original agreement on June 20, 2011. The amendment also reduces the permitted maximum duration of loans drawn under the agreement from up to ten years to up to seven years and reduces the margin from EIB cost of funds + 1.2% to EIB cost of funds +0.3%. Otherwise the amended facility is substantially similar to the prior facility and, as with all of Autoliv’s principal debt agreements, the amendment does not contain financial covenants, i.e. performance-related restrictions. The facility was unutilized at the second quarter closing.

The Company’s refinancing risk policy requires it to maintain long-term facilities with an average maturity of at least three years (drawn or undrawn) corresponding to 150% of total net debt (non-U.S. GAAP measure, see “Non-GAAP financial measures” in Item 2, above). Currently, this ratio is 1,524%, based on total net debt of $132 million compared to long-term debt and facilities of $2.0 billion. Of the long-term committed facilities, $1.4 billion is currently unutilized. No significant financing is subject to financial covenants (i.e. performance-related restrictions).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. [REMOVED AND RESERVED]

Not applicable.

ITEM 5. OTHER INFORMATION

On July 18, 2011, the Company’s wholly owned subsidiary Autoliv AB amended its €225 million ($320 million) facility agreement with the European Investment Bank (EIB), initially entered into on December 18, 2009. The amendment extends the commitment from EIB until December 18, 2012 instead of expiring according to the terms of the original agreement on June 20, 2011. The amendment also reduces the permitted maximum duration of loans drawn under the agreement from up to ten years to up to seven years and reduces the margin from EIB cost of funds + 1.2% to EIB cost of funds +0.3%. Otherwise the amended facility is substantially similar to the prior facility and, as with all of Autoliv’s principal debt agreements, the amendment does not contain financial covenants, i.e. performance-related restrictions. The funds are made available to finance research and development projects at Autoliv’s R&D facilities in Germany, France and Sweden. The facility was unutilized at the second quarter closing.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of March 1, 2008, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated by reference to Exhibit 4.12 to Autoliv’s Registration Statement on Form S-3 (File No. 333-158139, filing date March 23, 2009).

10.25	Facilities Agreement of $1,100,000,000, dated April 16, 2011, among Autoliv, Inc. certain of Autoliv, Inc. subsidiaries and the lenders named therein, incorporated herein by reference to Exhibit 99.j to the Quarterly Report on Form 10-Q, filed on April 20, 2011.

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.l*	Amendment, dated July 18, 2011, to Financing Commitment Agreement of €225 million originally dated December 18, 2009, among Autoliv AB, Autoliv, Inc. (as Guarantor) and the European Investment Bank (EIB), originally filed as Exhibit 10.20 to Autoliv’s Annual Report on Form 10-K for the period ended December 31, 2009 (File No. 001-12933).

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 21, 2011

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin

Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)