Form 10-Q
period 2011-09-30
AUTOLIV INC
filed 2011-10-26
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 20, 2011, there were 89,276,458 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

All such forward-looking statements, including without limitation, management’s examination of historical operating trends and data, are based upon our current expectations, various assumptions and data available from third parties and apply only as of the date of this report. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as these assumptions are inherently subject to risks and uncertainties and contingencies which are difficult or impossible to predict and are beyond our control.

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

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net sales	$2,017.6	$1,740.9	$6,187.7	$5,263.2
Cost of sales	(1,606.4)	(1,367.1)	(4,888.9)	(4,093.9)

Gross profit	411.2	373.8	1,298.8	1,169.3

Selling, general & administrative expenses	(91.5)	(76.0)	(277.5)	(238.9)
Research, development & engineering expenses, net	(103.7)	(88.6)	(335.7)	(273.9)
Amortization of intangibles	(4.2)	(4.9)	(13.5)	(13.8)
Other income (expense), net	(6.9)	(2.2)	(7.0)	(16.1)

Operating income	204.9	202.1	665.1	626.6

Equity in earnings of affiliates, net of tax	2.0	1.7	5.2	3.7
Interest income	1.4	0.9	3.4	2.5
Interest expense	(16.2)	(13.5)	(47.1)	(41.3)
Loss on extinguishment of debt	0.1	—	(6.2)	(12.1)
Other financial items, net	0.4	(1.6)	(3.0)	(4.7)

Income before income taxes	192.6	189.6	617.4	574.7

Income tax expense	(53.5)	(48.5)	(150.1)	(158.0)

Net income	$139.1	$141.1	$467.3	$416.7

Less net income attributable to non-controlling interests	0.7	1.0	2.4	3.6

Net income attributable to controlling interest	$138.4	$140.1	$464.9	$413.1

Net earnings per share – basic	$1.55	$1.58	$5.21	$4.76
Net earnings per share – diluted	$1.48	$1.51	$4.95	$4.50

Weighted average number of shares outstanding, net of treasury shares (in millions)	89.3	88.6	89.2	86.8

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	93.5	92.8	93.8	91.8

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	89.3	88.7	89.3	88.7

Cash dividend per share – declared	$0.45	$0.35	$1.33	$0.65
Cash dividend per share – paid	$0.45	$0.30	$1.28	$0.30

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	September 30, 2011 (unaudited)	December 31, 2010
Assets
Cash & cash equivalents	$630.7	$587.7
Receivables, net	1,527.8	1,367.6
Inventories, net	619.4	561.7
Other current assets	165.4	171.6

Total current assets	2,943.3	2,688.6

Property, plant & equipment, net	1,102.7	1,025.8
Investments and other non-current assets	256.9	228.1
Goodwill	1,612.1	1,612.3
Intangible assets, net	114.3	109.7

Total assets	$6,029.3	$5,664.5

Liabilities and equity
Short-term debt	$221.8	$87.1
Accounts payable	1,058.1	1,003.1
Accrued expenses	499.4	484.5
Other current liabilities	204.2	259.8

Total current liabilities	1,983.5	1,834.5

Long-term debt	480.2	637.7
Pension liability	141.3	136.0
Other non-current liabilities	122.2	117.1

Total non-current liabilities	743.7	890.8

Total parent shareholders’ equity	3,287.8	2,927.3
Non-controlling interests	14.3	11.9

Total equity	3,302.1	2,939.2

Total liabilities and equity	$6,029.3	$5,664.5

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine months ended
	September 30, 2011	September 30, 2010
Operating activities
Net income	$467.3	$416.7
Depreciation and amortization	197.9	213.7
Other, net	36.8	38.7
Changes in operating assets and liabilities	(236.9)	(71.0)

Net cash provided by operating activities	465.1	598.1

Investing activities
Capital expenditures	(263.0)	(145.8)
Proceeds from sale of property, plant and equipment	6.4	3.7

Acquisitions and divestitures of businesses and other, net	(1.4)	(73.5)

Net cash used in investing activities	(258.0)	(215.6)

Financing activities
Net increase (decrease) in short-term debt	116.2	(180.7)
Issuance of long-term debt	47.1	—
Repayments and other changes in long-term debt	(214.3)	(115.6)
Dividends paid	(114.1)	(26.6)
Cash paid for extinguishment of debt	(6.3)	(8.3)
Common stock options exercised	12.1	13.2
Acquisition of subsidiary shares from non-controlling interest	—	(63.7)
Other	(5.7)	—

Net cash used in financing activities	(165.0)	(381.7)

Effect of exchange rate changes on cash and cash equivalents	0.9	13.7

Increase in cash and cash equivalents	43.0	14.5

Cash and cash equivalents at beginning of period	587.7	472.7

Cash and cash equivalents at end of period	$630.7	$487.2

See “Notes to unaudited condensed consolidated financial statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2011

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

1.2 New Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company after fiscal year 2011:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income,” which updates Accounting Standards Codification (“ASC”) Topic 220. ASU No. 2011-05 eliminates the ability of reporting entities to present changes in other comprehensive income as a component of stockholder’s equity, and requires that changes in other comprehensive income be shown either in a continuous statement of comprehensive income or as a statement immediately following the statement of earnings. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. ASU No. 2011-05 will have no impact on the Company’s consolidated financial statements, other than presentation of comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which updates ASC Topic 820. ASU No. 2011-04 clarifies the intent of ASC 820 around the highest and best use concept being relevant only to nonfinancial assets, the fair value of instruments in shareholders’ equity should be measured from the perspective of a market participant holding the instrument as an asset, and the appropriate usage of premiums and discounts in a fair value measurement. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. ASU No. 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the Consolidated Statement of Income when the hedge transaction affects net earnings. There were no material reclassifications from OCI to the Consolidated Statement of Income during the three and nine months ended September 30, 2011 and, likewise, no material reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial.

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

The following tables summarize the valuation of the Company’s derivatives by the above noted pricing observability levels:

		Fair Value Measurements at September 30, 2011
		Using
Description	Total carrying amount in Consolidated Balance Sheet September 30, 2011	Level 1	Level 2	Level 3

Assets
Derivatives	$32.2	—	$32.2	—
Total Assets	$32.2	—	$32.2	—

Liabilities
Derivatives	$1.4	—	$1.4	—
Total Liabilities	$1.4	—	$1.4	—

		Fair Value Measurements at December 31, 2010
		Using
Description	Total carrying amount in Consolidated Balance Sheet December 31, 2010	Level 1	Level 2	Level 3

Assets
Derivatives	$17.1	—	$17.1	—
Total Assets	$17.1	—	$17.1	—

Liabilities
Derivatives	$7.1	—	$7.1	—
Total Liabilities	$7.1	—	$7.1	—

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. Although the Company is party to close-out netting agreements with most derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at September 30, 2011 and 2010, have been presented on a gross basis.

		Fair Value Measurements at September 30, 2011
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 9 years (fair value hedge)	$60.0	$15.3	$—	Other non current asset

Total derivatives designated as hedging instruments	$60.0	$15.3	$—

Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$40.3	$3.5	$—	Other current assets
Foreign exchange swaps, less than 6 months	976.2	13.4	1.4	Other current assets/ liabilities
Total derivatives not designated as hedging instruments	$1,016.5	$16.9	$1.4
Total derivatives	$1,076.5	$32.2	$1.4

		Fair Value Measurements at December 31, 2010
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 9 years (fair value hedge)	$60.0	$9.3	$—	Other non-current asset
Total derivatives designated as hedging instruments	$60.0	$9.3	$—
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$40.3	$3.7	$—	Other current assets
Foreign exchange swaps, less than 6 months	1,486.2	4.1	7.1	Other current assets/ liabilities
Total derivatives not designated as hedging instruments	$1,526.5	$7.8	$7.1
Total derivatives	$1,586.5	$17.1	$7.1

		Amount gain (loss) recognized in Consolidated Statement of Income July-September 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 9 years (fair value hedge)	$60.0	$—	$5.0	$—	$—	$—
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(5.0)	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount gain (loss) recognized in Consolidated Statement of Income January-September 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 9 years (fair value hedge)	$60.0	$—	$6.0	$—	$—	$—
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(6.0)	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount gain (loss) recognized in Consolidated Statement of Income July-September 2010
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$54.1	$0.5	$—	$—	$(0.2)	$—
Interest rate swap, less than 10 years (fair value hedge)	60.0	—	2.1	—	—	—
Total derivatives designated as hedging instruments	$114.1
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60	$—	$(2.1)	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount gain (loss) recognized in Consolidated Statement of Income January-September 2010
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Cross currency interest rate swaps, less than 1 year (cash flow hedge)	$54.1	$(4.0)	$—	$—	$0.2	$—
Interest rate swap, less than 10 years (fair value hedge)	60.0	—	7.1	—	—	—
Total derivatives designated as hedging instruments	$114.1
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60	$—	$(7.1)	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

	Amount gain (loss) recognized in Consolidated Statement of Income July-September 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$40.3	$(3.8)	$0.0	$—
Foreign exchange swaps, less than 6 months	976.2	28.2	(0.9)	—
Total derivatives not designated as hedging instruments	$1,016.5

		Amount gain (loss) recognized in Consolidated Statement of Income January-September 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$40.3	$(0.4)	$0.1	$—
Foreign exchange swaps, less than 6 months	976.2	15.2	(0.2)	—
Total derivatives not designated as hedging instruments	$1,016.5

		Amount gain (loss) recognized in Consolidated Statement of Income July-September 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$2.9	$0.0	$—
Cross currency interest rate swaps, less than 2 years	40.3	5.7	0.1	—
Foreign exchange swaps, less than 6 months	1,140.6	(2.6)	0.3	—
Total derivatives not designated as hedging instruments	$1,201.2

	Amount gain (loss) recognized in Consolidated Statement of Income January-September 2010
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$20.3	$1.6	$0.1	$—
Cross currency interest rate swaps, less than 2 years	40.3	3.2	0.1	—
Foreign exchange swaps, less than 6 months	1,140.6	(1.8)	0.4	—
Total derivatives not designated as hedging instruments	$1,201.2

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

Fair Value of Debt

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Long-term debt	September 30, 2011 Carrying value1)	September 30, 2011 Fair value	December 31, 2010 Carrying value1)	December 31, 2010 Fair value
U.S. Private placement	$415.3	$455.3	$409.3	$442.8
Medium-term notes	43.7	40.9	88.2	96.3
Notes2)	—	—	100.2	115.7
Other long-term debt	21.2	21.2	40.0	39.7
Total	$480.2	$517.4	$637.7	$694.5

Short-term debt
Overdrafts and other short-term debt	$43.7	$43.7	$29.7	$29.7
Short-term portion of long-term debt	72.8	72.8	57.4	57.4
Notes2)	105.3	111.6	—	—
Total	$221.8	$228.1	$87.1	$87.1

1)	Debt as reported in balance sheet.
2)	Notes issued as part of the equity units offering has been reclassified to short-term (for further information, see Note 1.10).

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

As of September 30, 2011 the Company had $36.7 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 1.6). For the nine months ended September 30, 2011 the Company has not recorded any impairment charges on its long-lived assets.

1.4 Income Taxes

For the first nine months of 2011 the effective tax rate was 24.3%, compared with an effective tax rate of 27.5% in the first nine months of 2010. In the first nine months of 2011, the impact of discrete tax items caused a 3.1% decrease to the effective tax rate. The net impact of discrete tax items in the first nine months of 2010 caused a 1.7 percentage point decrease to the effective tax rate. In the third quarter of 2011, the impact of discrete tax items caused a 1.1% increase to the effective tax rate for the quarter. The net impact of discrete tax items in the third quarter of 2010 caused a 2.9% decrease to the effective tax rate for the quarter.

The Company files income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is effectively no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2009. In addition, with few exceptions, the Company is also no longer subject to income tax examination by U.S. state and local and non-U.S. tax authorities for years prior to 2003.

The Internal Revenue Service (IRS) began an examination of the Company’s 2003-2005 U.S. income tax returns in the second quarter of 2006. On March 31, 2009, the IRS field examination team issued an examination report in which the examination team proposed to increase the Company’s U.S. taxable income due to alleged incorrect transfer pricing in transactions between a U.S. subsidiary and other subsidiaries during the period 2003-2005. The Company, after consultation with its tax counsel, filed a protest to the examination report to seek review of the examination report by the Appeals Office of the IRS. By letter dated June 1, 2010, the Appeals Office team assigned to review the examination report informed the Company that it had concluded that the IRS should withdraw all of the adjustments that would have increased the Company’s taxable income due to alleged incorrect transfer pricing. In April 2011, the Company was informed that the IRS internal review process had been concluded and that the proposed resolution had been sent to the U.S. Congress Joint Committee on Taxation for review in the context of a refund the Company is claiming for this same period. In May 2011, the Company was notified by the IRS that the Joint Committee had cleared the Appeals Office resolution of Autoliv’s 2003-2005 tax returns, and the Company has now completed the formalities to close the IRS audit of 2003-2005. In addition, the IRS began an examination of the Company’s 2006-2008 U.S. income tax returns in the third quarter 2009. There were no material adjustments resulting from this audit cycle, and the Company completed the formalities to close the IRS audit of 2006-2008. In addition, the Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of September 30, 2011, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements.

As a result of the conclusion of the U.S. tax audits and other proceedings, the Company released approximately $24 million of its tax reserves in the second quarter of 2011. Other audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods.

During the third quarter 2011, the Company recorded an increase of $2.0 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, in addition to accruing additional interest of $0.6 related to unrecognized tax benefits of prior years. During the second quarter 2011, the Company recorded a decrease of $24.7 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, and accrued additional interest of $0.5 related to unrecognized tax benefits of prior years. In addition, during the second quarter 2011, the Company recorded a decrease of $5.1 million to income tax reserves relating to settlements with taxing authorities. During the first quarter 2011, the Company recorded an increase of $4.3 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including an accrual for additional interest in 2011 related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $19.9 million recorded at September 30, 2011, $2.8 million is classified as current tax payable and $17.1 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

1.5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows net of reserves:

	As of
	September 30, 2011	December 31, 2010
Raw materials	$253.1	$224.5
Work in progress	211.5	201.4
Finished products	154.8	135.8

Total Inventories, net of reserve	$619.4	$561.7

1.6 Restructuring

Restructuring provisions are made on a case-by-case basis and primarily include severance costs incurred in connection with headcount reductions and plant consolidations. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under existing credit facilities. The Company does not expect that the execution of these activities will have an adverse impact on its liquidity position. The tables below summarize the change in the balance sheet position of the restructuring reserves from December 31, 2009 to September 30, 2011.

Third quarter 2011

The employee-related restructuring provisions in the third quarter 2011 mainly relate to headcount reductions in Europe and Australia. The cash payments mainly relate to high-cost countries in Europe and Australia. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2011 to September 30, 2011.

	June 30, 2011	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	September 30, 2011
Restructuring employee-related	$41.1	$1.6	$(0.8)	$(3.4)	$(2.6)	$35.9
Other	0.4	0.5	—	(0.1)	—	0.8

Total reserve	$41.5	$2.1	$(0.8)	$(3.5)	$(2.6)	$36.7

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions and cash paid for the three month period ended September 30, 2011 mainly relate to recall related issues. The provisions for the nine month period ended September 30, 2011 mainly relate to warranty related issues. The cash paid for the nine month period ended September 30, 2011 mainly relate to recall related issues. The provisions and cash paid for the three and nine month periods ended September 30, 2010 mainly related to recalls.

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Reserve at beginning of the period	$37.4	$25.7	$39.2	$30.6
Provision	6.0	10.6	8.5	15.2
Cash payments	(9.4)	(1.4)	(15.4)	(9.8)
Translation difference	(1.2)	1.8	0.5	0.7

Reserve at end of the period	$32.8	$36.7	$32.8	$36.7

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three and nine month periods ended September 30, 2011 and September 30, 2010, respectively.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Service cost	$4.6	$3.5	$13.7	$10.2
Interest cost	4.3	3.9	12.8	11.6
Expected return on plan assets	(3.6)	(3.1)	(10.8)	(9.3)
Amortization prior service cost (credit)	(0.2)	(0.2)	(0.7)	(0.7)
Amortization of (gain) loss	1.2	1.1	3.7	3.5

Net Periodic Benefit Cost	$6.3	$5.2	$18.7	$15.3

1.9 Comprehensive Income

Comprehensive income includes net income for the period and items charged directly to equity.

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$139.1	$141.1	$467.3	$416.7

Pension liability	0.6	0.5	1.1	2.6
Net change in cash flow hedges	—	(0.2)	—	0.2
Translation of foreign operations	(60.7)	65.5	(1.4)	(7.9)

Other comprehensive income (loss)	(60.1)	65.8	(0.3)	(5.1)

Comprehensive income	$79.0	$206.9	$467.0	$411.6

Less Comprehensive income attributable to non-controlling interest	0.8	1.2	2.8	3.8
Comprehensive income attributable to controlling interest	$78.2	$205.7	$464.2	$407.8

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

The Settlement Rate is based on the applicable market value of the Company’s common stock on the settlement date. The minimum and maximum number of shares to be issued under the purchase contracts at final settlement is currently approximately 5.7 million and 6.8 million, respectively (taking into account the exchange of Equity Units discussed above and to all previously paid dividends, including the dividend paid in the third quarter 2011, but without giving effect to the fourth quarter 2011 dividend that has been declared but not paid and without giving effect to any future dividends that may be paid or any events that would result in an adjustment to the final settlement rate).

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

1.11 Non-Controlling Interest

	July-September 2011			January-September 2011
	Equity attributable to			Equity attributable to
	Parent	Non- controlling interest	Total	Parent	Non- controlling interest	Total
Balance at beginning of period	$3,247.3	$13.5	$3,260.8	$2,927.3	$11.9	$2,939.2

Total Comprehensive Income:
Net income	138.4	0.7	139.1	464.9	2.4	467.3
Net change in cash flow hedges	0	—	0	0	—	0
Foreign currency translation	(60.8)	0.1	(60.7)	(1.8)	0.4	(1.4)
Pension liability	0.6	—	0.6	1.1	—	1.1

Total Comprehensive Income	78.2	0.8	79.0	464.2	2.8	467.0
Common Stock incentives	2.5	—	2.5	15.0	—	15.0
Dividends paid to non-controlling interests on subsidiary shares	—	—	—	—	(0.4)	(0.4)
Cash dividends declared	(40.2)	—	(40.2)	(118.7)	—	(118.7)

Balance at September 30, 2011	$3,287.8	$14.3	$3,302.1	$3,287.8	$14.3	$3,302.1

	July-September 2010			January-September 2010
	Equity attributable to			Equity attributable to
	Parent	Non- controlling interest	Total	Parent	Non- controlling interest	Total
Balance at beginning of period	$2,617.6	$3.9	$2,621.5	$2,388.2	$47.8	$2,436.0

Total Comprehensive Income:
Net income	140.1	1.0	141.1	413.1	3.6	416.7
Net change in cash flow hedges	(0.2)	—	(0.2)	0.2	—	0.2
Foreign currency translation	65.3	0.2	65.5	(8.1)	0.2	(7.9)
Pension liability	0.5	—	0.5	2.6	—	2.6

Total Comprehensive Income	205.7	1.2	206.9	407.8	3.8	411.6
Purchase of non-controlling interest by parent	0.0	4.0	4.0	(12.0)	(42.5)	(54.5)
Common Stock incentives	6.7	—	6.7	14.4	—	14.4
Cash dividends declared	(32.0)	—	(32.0)	(57.6)	—	(57.6)
Common stock issue	—	—	—	57.2	—	57.2

Balance at September 30, 2010	$2,798.0	$9.1	$2,807.1	$2,798.0	$9.1	$2,807.1

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

As previously reported on February 8, 2011, Autoliv ASP Inc., a Company subsidiary received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (“DOJ”) requesting documents and information as part of a long-running investigation into possible anti-competitive behavior among certain suppliers to the automotive vehicle industry, including Autoliv. On June 7-9, 2011, representatives of the antitrust authorities of the European Commission (“EC”) visited two facilities of Autoliv BV & Co KG, a Company subsidiary in Germany, to gather information for a similar inquiry.

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

On April 19, 2010, SEVA Technologies SA (“SEVA”) initiated actions against several employees and wholly-owned subsidiaries of Autoliv, Inc. In the actions, SEVA alleges that following preliminary discussions with SEVA starting in 2006, Autoliv’s subsidiaries misappropriated SEVA’s confidential information disclosed to such subsidiaries under a non-disclosure agreement and used such information to obtain a patent. SEVA is principally seeking to have SEVA declared the owner of the patent and certain former SEVA employees declared the inventors of the patent. SEVA has also indicated that it may seek damages of €22 million (approximately $30 million). Autoliv has rejected the claims but continues to evaluate the matter as SEVA amends or modifies its allegations. Autoliv intends to continue to vigorously defend itself against the same and has made no provisions for any expenses relating thereto.

In July 2011, we discovered that one of our plants in Asia had failed to properly report and maintain certain test protocols. We have informed the customer concerned and continue to investigate the matter. At this time we cannot estimate if this failure will impact our results of operations.

The table in Note 1.7 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and nine month periods ended September 30, 2011 and September 30, 2010, respectively.

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

For the three and nine month periods ended September 30, 2011, 3.8 million and 4.1 million shares, respectively, were included in the dilutive weighted average share amount related to the equity units. The potential number of shares which will currently be issued in the future related to the final settlement of the equity units varies between approximately 5.7 million, if the Autoliv share price is $19.20 or higher, and approximately 6.8 million, if the price is $16.00 or less, giving effect to the exchange of Equity Units discussed in Note 1.10 and taking into account all previously paid dividends, including the dividend paid in the third quarter 2011, but without giving effect to the fourth quarter 2011 dividend that has been declared but not yet paid and without giving effect to any future dividends that may be paid or any events that would result in an adjustment to the final settlement rate.

For the three and nine month periods ended September 30, 2011, approximately 0.3 and 0.2 million common shares respectively, which could potentially dilute basic EPS in the future, were not included in the computation of the diluted EPS.

During the first nine months of 2011 and 2010 approximately 0.3 million and 0.5 million shares, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Weighted average shares basic	89.3	88.6	89.2	86.8
Effect of dilutive securities:
- stock options/share awards	0.4	0.5	0.5	0.5
- equity units	3.8	3.7	4.1	4.5

Weighted average shares diluted	93.5	92.8	93.8	91.8

1.14 Subsequent Events

Exceptionally heavy rains during the monsoon season have caused severe flooding in Thailand. This flooding has not yet caused direct damage to Autoliv properties in Thailand and we are fortunate to report that we are not aware of any injuries sustained by Autoliv employees thus far. However, damages sustained by our customers and suppliers have disrupted the supply and distribution chain and caused certain auto manufacturers in the region to suspend production. At the time of this filing it is possible that the flooding will further intensify and there can be no certainty as to what extent our production and results of operations will be affected.

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

KEY RATIOS

(Dollars in millions)

	Three months ended or as of September 30		Nine months ended or as of September 30
	2011	2010	2011	2010
Operating working capital 1)	$576	$467	$576	$467
Capital employed 7)	$3,343	$3,145	$3,343	$3,145
Net debt 1)	$41	$338	$41	$338
Net debt to capitalization, % 1, 2)	1	11	1	11

Gross margin, % 3)	20.4	21.5	21.0	22.2
Operating margin, % 4)	10.2	11.6	10.7	11.9

Return on total equity, % 8)	17.0	20.8	19.8	21.4
Return on capital employed, % 9)	24.6	26.4	27.4	27.0

No. of employees at period-end 10)	37,937	33,222	37,937	33,222
Headcount at period-end 11)	47,695	42,801	47,695	42,801
Days receivables outstanding 5)	72	74	70	73
Days inventory outstanding 6)	33	33	32	33

1)	See tabular presentation reconciling this non-GAAP measure to GAAP below under the heading “Liquidity and Sources of Capital”
2)	Net debt in relation to net debt and total equity (including non-controlling interest)
3)	Gross profit relative to sales
4)	Operating income relative to sales
5)	Outstanding receivables relative to average daily sales
6)	Outstanding inventory relative to average daily sales
7)	Total equity and net debt
8)	Net income relative to average total equity
9)	Operating income and equity in earnings of affiliates, relative to average capital employed
10)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
11)	Employees plus temporary, hourly workers

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2010

Market overview

During the three-month period July - September 2011, global light vehicle production (LVP) is estimated by IHS to have increased by close to 6% compared to the same quarter in 2010. This was almost in line with IHS’s expectation at the beginning of the quarter.

In Europe (including Eastern Europe), where Autoliv derives somewhat less than 40% of its consolidated sales, LVP is estimated to have increased by 5%. LVP increased by 5% both in Western Europe and in Eastern Europe.

In The Americas, which accounts for slightly more than 30% of consolidated sales, LVP increased by 5%. Ford, Chrysler and General Motors (GM) raised their North American production by 12%, 10% and 5%, respectively. The Asian and European vehicle manufacturers increased LVP by 2% in North America. At the beginning of the third quarter, these manufacturers expected to increase their North American production by 4%.

In China, which accounts for just over 10% of consolidated sales, LVP grew by 10% instead of by 12% as expected.

In Japan, which accounts for 10% of Autoliv’s consolidated sales, LVP declined by 4%, which was half as much as expected by IHS.

In the Rest of Asia (RoA), which accounts for 10% of consolidated sales, LVP grew by 8%. LVP in South Korea, where the average safety content per vehicle is higher than in the other RoA-countries, rose by 8%, which was 2 pp less than expected.

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

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2011

(Dollars in millions)

	Europe		Americas		Japan		China		RoA		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	9.6	58.2	10.4	58.2	(12.1)	(25.7)	16.8	34.0	24.1	38.9	9.4	163.6
Effect of exchange rates	9.6	57.3	1.0	6.0	10.7	22.7	5.6	11.4	8.2	13.0	6.3	110.4
Impact of acquisitions/divestments	0.4	2.7	—	—	—	—	1.5	3.0	(1.9)	(3.0)	0.2	2.7
Reported net sales change	19.6	118.2	11.4	64.2	(1.4)	(3.0)	23.9	48.4	30.4	48.9	15.9	276.7

Consolidated sales increased by 16% to $2,018 million compared to the same quarter in 2010. Currency effects added slightly more than 6%. Acquisitions and divestitures were insignificant. Organic sales (non-U.S. GAAP measure, see table above) rose by slightly more than 9% and outperformed global LVP by close to 4 pp. The Company outperformed LVP in virtually all regions.

Autoliv’s strong performance was driven by recent vehicle launches and a favorable vehicle mix, particularly with Hyundai/KIA and the “Detroit 3”. Sales were also driven by strong demand for side airbags for chest protection and for electronics (both passive electronics and active safety systems), as well as by the continued global trend of upgrading seatbelt systems with pretensioners.

Sales by Product

Sales of airbag products (including steering wheels and passive safety electronics) rose by nearly 15% to $1,319 million compared to the same quarter in 2010. Currency effects added slightly more than 6%. Acquisitions had a minor impact. The organic sales (non-U.S. GAAP measure, see table above) growth of slightly more than 8% was almost 3 pp higher than the increase in global LVP. Sales were driven by strong demand for side airbags for chest protection, passenger airbags and for passive safety electronics, particularly by Hyundai/KIA, Chrysler, GM, and Ford.

Sales of seatbelt products grew by 16% to $659 million compared to the same quarter in 2010. Currency effects added 7%. The organic sales (non-U.S. GAAP measure, see table above) increase of 9% was more than 3 pp higher than the growth in global LVP. Sales were driven by new business, mainly in Europe and China, especially from GM, Ford, Hyundai/KIA and Nissan.

Sales of active safety products (primarily automotive radar and night vision systems) rose by 78% to $40 million, and grew organically (non-U.S. GAAP measure, see table above) by 75%. This was mainly due to new radar business with Chrysler and higher optional take-rates at Mercedes.

Sales by Region

Sales from Autoliv’s European companies increased by 20% to $722 million, compared to the same quarter in 2010, including favorable currency effects that accounted for nearly half of the increase. Organic sales (non-U.S. GAAP measure, see table above) growth of 10% was almost twice as much as expected and almost twice as much as the 5% increase in European LVP. Autoliv’s strong performance was driven by several recent vehicle launches such as the BMW 1-series, the Land Rover Evoque and the Ford Focus/C-Max, as well as by higher production volumes for the BMW Mini Countryman and the Audi A8 and A6. This strong demand more than offset weaker demand in debt-challenged EU-countries and the negative effect from some contracts that expired.

Sales from Autoliv’s companies in The Americas rose by slightly more than 11% to $625 million, and included favorable currency effects of 1%. Organic sales (non-U.S. GAAP measure, see table above) growth of slightly more than 10% was 5 pp higher than the increase in the region’s LVP. This was primarily due to strong performance by Chrysler, Ford and GM, specifically with recent models such as Dodge’s Charger and Durango, Ford’s Focus and Chevrolet’s Cruze. In addition, Dodge increased production for its Caravan, Chrysler for its Town & Country and Ford for its F-Series and Explorer.

Sales from Autoliv’s companies in China rose by nearly 24% to $251 million. Currency effects added 6% and an acquisition from last year added 1%. The organic sales (non-U.S. GAAP measure, see table above) growth of nearly 17% was 7 pp higher than the growth in Chinese LVP. Autoliv’s strong performance was driven by higher production volumes for several GM models as well as for Citroën’s C4; Peugeot’s 308, 408 and the new 508; BMW’s 5-series; Mercedes’ E-Class and Audi’s A4. Autoliv’s strong performance was also driven by strong export sales to South Korea. These favorable effects more than offset the weaker-than-expected LVP among some domestic Chinese vehicle manufacturers.

Sales from Autoliv’s companies in Japan decreased by 1% to $210 million, compared to the same quarter in 2010, despite positive currency effects of 11%. The 12% overall decline in organic sales (non-U.S. GAAP measure, see table above) was less than expected, but 8 pp more than the 4% decline in Japanese LVP. In the second quarter, the recovery in Japanese LVP after the earthquake was quicker for vehicles to which Autoliv is a supplier, which helped Autoliv outperform Japanese LVP. In this quarter, however, other vehicle models have shown the strongest recovery. In addition, deliveries for one vehicle model were transferred to Autoliv Thailand.

Sales from Autoliv’s companies in the Rest of Asia (RoA) increased by 30% to $210 million, compared to the same quarter in 2010. Currency effects added 8%, while a divestiture of certain non-core assets had a 2% negative impact. Organic sales (non-U.S. GAAP measure, see table above) growth of 24% was almost three times as high as the 8% increase in the region’s LVP. In South Korea, organic sales (non-U.S. GAAP measure, see table above) grew by 38%, substantially exceeding the 8% growth in the country’s LVP. Autoliv’s sales were driven by GM’s new Gentra and Hyundai’s new Veloster and by higher production volumes for Hyundai’s Verna, ix35 and Santa Fe and KIA’s Sportage and Sorento.

Earnings for the Three-Month Period Ended September 30, 2011

For the third quarter 2011, gross profit improved by 10%, or $37 million, to $411 million compared to the same quarter in 2010. However, gross margin declined to 20.4% from 21.5%, compared to the same quarter in 2010. This was primarily due to higher raw material prices and negative currency revaluation effects.

Operating income increased by $3 million to $205 million, compared to the same quarter in 2010. Most of the $37 million improvement in gross profit was offset by a $15 million higher Research, Development and Engineering (R,D&E) expense, net and a $15 million higher Selling, General & Administrative (S,G&A) expense, partially due to currency translation effects. In addition, legal expenses were $5 million higher due to the ongoing antitrust investigations. However, in relation to sales, R,D&E expense, net stood unchanged at 5.1% despite significantly more R,D&E projects especially in active safety, while S,G&A rose only marginally to 4.5% from an exceptionally low level due to a positive one-time effect in the same quarter in 2010. Operating margin declined to 10.2% from 11.6%. Expenses related to the antitrust investigations (reported in Other expense) reduced the operating margin by 0.2 percentage points.

Income before taxes increased by $3 million to $193 million compared to the same quarter in 2010. This reflects the improvement in operating income and a favorable swing in Other financial items that last year was affected by losses on foreign currency loans. These favorable effects were partially offset by $2 million higher interest expense, net due to higher floating interest rates for loans in Swedish Krona.

Net income attributable to controlling interest declined by $2 million to $138 million due to a higher effective tax rate that rose to 27.8% from 25.5% during the same quarter in 2010. Discrete tax items, net were $2 million unfavorable in the third quarter in 2011 compared to $5 million favorable in the same quarter in 2010.

Earnings per share assuming dilution declined by 3 cents to $1.48. Higher pre-tax income improved earnings per share by 3 cents, while higher tax expense had a negative impact of 5 cents and more shares outstanding of 1 cent. The weighted average number of shares outstanding, assuming dilution, increased slightly to 93.5 million from 92.8 million during the same quarter in 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2010

Market overview

During the period January - September 2011, global light vehicle production (LVP) increased by 4%, compared to the same period in 2010.

In Europe, LVP increased by 8%. In Western Europe the increase was 5% and in Eastern Europe 14%.

In The Americas, LVP rose by 7% due to Chrysler, Ford and GM increasing their North American LVP by 13%. The North American LVP of Asian and European vehicle manufacturers increased by almost 1%.

In Japan, LVP dropped by 22% due to component shortages after the earthquake.

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

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2011

(Dollars in millions)

	Europe		Americas		Japan		China		RoA		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	8.5	172.4	16.0	263.3	(18.6)	(108.9)	16.3	92.0	18.0	78.1	9.4	496.9
Effect of exchange rates	8.2	167.6	1.7	26.4	11.1	65.1	4.9	27.5	6.4	27.7	6.0	314.3
Impact of acquisitions/divestments	0.4	8.4	—	—	—	—	3.6	20.5	19.4	84.4	2.2	113.3
Reported net sales change	17.1	348.4	17.7	289.7	(7.5)	(43.8)	24.8	140.0	43.8	190.2	17.6	924.5

For this year’s first nine months, consolidated sales increased by almost 18% to $6,188 million, compared to the same period in 2010. Currency effects added 6% and acquisitions net of divestitures added slightly more than 2%. Organic sales (non-U.S. GAAP measure, see table above) increased by more than 9%, which was 5 pp higher than the increase in global LVP.

Sales by Product

Sales of airbag products increased by 17% to $4,057 million. Currency effects added almost 6% and acquisitions added 2%. The organic sales (non-U.S. GAAP measure, see table above) increase of 9% was 5 pp higher than the increase in global LVP.

Sales of seatbelt products rose by 16% to $2,015 million. Currency effects added almost 7% and acquisitions added slightly more than 2%. Consequently, organic sales (non-U.S. GAAP measure, see table above) grew by 7%, 3 pp more than the increase in global LVP.

Sales of active safety products (primarily automotive radar and night vision systems) almost doubled (rising by 96%) to $116 million and grew organically (non-U.S. GAAP measure, see table above) by 92%.

Sales by Region

Sales from Autoliv’s European companies increased by 17% to $2,386 million, including positive currency effects of 8%. The organic sales (non-U.S. GAAP measure, see table above) growth of 9% was slightly higher than the 8% increase in European LVP. In addition to the above-mentioned vehicle models that contributed to the performance in the third quarter, sales were driven by strong demand for the Mercedes C-class, and from AvtoVAZ in Russia and Dacia in Romania, especially in the first six months.

Sales from Autoliv’s companies in The Americas increased by slightly less than 18% to $1,931 million, including positive currency effects of less than 2%. The organic sales (non-U.S. GAAP measure, see table above) increase of 16% was more than twice the 7% increase in LVP in the Americas. Autoliv’s strong performance was mainly due to several recent launches of vehicles with high safety content by Chrysler, GM and Ford along with their production increases.

Sales from Autoliv’s companies in China rose by 25% to $705 million. Currency effects added 5% and acquisitions added almost 4%. The organic sales (non-U.S. GAAP measure, see table above) growth of more than 16% was 8 pp stronger than the 8% increase in Chinese LVP, primarily due to market share gains, particularly in the first and the third quarters, and to export sales to South Korea and Japan.

Sales from Autoliv’s companies in Japan declined by slightly less than 8% to $541 million despite positive currency effects of 11%. The organic sales (non-U.S. GAAP measure, see table above) decline of 19% was 3 pp less than the drop in Japanese LVP. This reflects the strong start of the year for Autoliv and a favorable vehicle model mix that partially mitigated the effects of the sharp drop in Japanese LVP in the second quarter.

Sales from Autoliv’s companies in the RoA jumped by nearly 44% to $625 million. Acquisitions boosted sales by slightly more than 19%, while currency effects had a favorable impact of 6%. The organic sales (non-U.S. GAAP measure, see table above) increase of 18% was 7 pp higher than the growth in RoA’s LVP. This was mainly due to Autoliv’s strong performance in the important South Korean market and to new business from Hyundai/KIA and GM.

Earnings for the Nine-Month Period Ended September 30, 2011

Gross profit increased by 11%, or $130 million, to $1,299 million, compared to the same period in 2010. However, gross margin declined by 1.2 pp to 21.0%. This was due to higher raw material prices and the consequences of the earthquake in Japan.

Operating income improved by 6%, or $39 million, to $665 million. Operating margin declined in line with the gross margin decline, or by 1.2 pp, to 10.7%. Expenses of $8 million related to the antitrust investigations had a 0.1 percentage point negative margin effect.

Income before taxes increased by 7%, or $43 million, to $617 million, primarily due to the improvement in operating income and a $6 million lower expense in the second quarter for debt extinguishment. Most of the $5 million higher interest expense, net was offset by higher earnings in affiliates and a lower negative impact from Other financial items, net.

Net income attributable to controlling interest improved by 13%, or $52 million, to $465 million. Income tax expense was $150 million, including favorable discrete tax items of $19 million, net which was mainly due to the $24 million release of tax reserves in the second quarter. The effective tax rate was 24.3% compared to 27.5% for the nine-month period last year.

Earnings per share, assuming dilution, improved by 10%, or $0.45, to $4.95 from the same period 2010. The average number of shares outstanding increased by 2% to 93.8 million. The higher number of shares outstanding had an 11 cent negative effect on earnings per share.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations for the third quarter amounted to $192 million, the second highest third-quarter cash flow behind the third quarter in 2010 when operations generated $198 million in cash.

Capital expenditures, net of $86 million were $20 million more than depreciation and amortization in the third quarter and $27 million more than capital expenditures during the third quarter in 2010. Higher capital expenditures reflect capacity expansions in Asia and South America as well as in active safety.

Operations for the first nine months generated $465 million in cash compared to $598 million during the first nine months of 2010. Capital expenditures, net amounted to $257 million and depreciation and amortization to $198 million for the first nine months compared to $142 million and $214 million, respectively, during the same period last year.

The Company uses the non-U.S. GAAP measure “Operating working capital” as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are by contrast managed as part of the Company’s overall debt management but they are not part of the responsibilities of day-to-day operations’ management.

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010
Total current assets	$2,943.3	$2,979.6	$2,688.6	$2,671.5
Total current liabilities	(1,983.5)	(2,074.7)	(1,834.5)	(1,911.4)

Working capital	959.8	904.9	854.1	760.1
Cash and cash equivalents	(630.7)	(559.7)	(587.7)	(487.2)
Short-term debt	221.8	205.9	87.1	156.2
Derivative (asset) and liability, current	(15.5)	8.0	(0.7)	6.9
Dividends payable	40.2	40.2	35.6	31.0

Operating working capital	$575.6	$599.3	$388.4	$467.0

During the third quarter, operating working capital (non-U.S. GAAP measure, see table above) decreased to 7.1% of sales from 7.7% at June 30. This was due to higher 12-month sales and 0.3 pp from a classification change. The Company’s policy is that working capital should not exceed 10% in relation to last 12-month sales.

Accounts receivable decreased to 72 days in relation to sales from 74 days at the same date last year but increased from 71 days from June 30. During the third quarter, inventories increased to 33 days outstanding from 31 days at June 30 but was unchanged from the same date last year.

Reconciliation of “Net debt” to GAAP financial measure

(Dollars in millions)

	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010
Short-term debt	$221.8	$205.9	$87.1	$156.2
Long-term debt	480.2	487.9	637.7	680.0

Total debt	702.0	693.8	724.8	836.2
Cash and cash equivalents	(630.7)	(559.7)	(587.7)	(487.2)
Debt-related derivatives	(30.8)	(2.3)	(10.0)	(11.2)

Net debt	$40.5	$131.8	$127.1	$337.8

Net debt (non-U.S. GAAP measure, see table above) declined during the third quarter by $91 million to $41 million despite dividend payments of $40 million. This decline was due to strong cash flow and favorable currency effects of $34 million. Gross interest-bearing debt increased during the third quarter by $8 million to $702 million.

The non-U.S. GAAP measure net debt is also used in the non-U.S. GAAP measure “Leverage ratio” which together with the non-U.S. GAAP measure “Interest coverage ratio” constitute the Company’s debt limitation policy. Management uses this measure to analyze the amount of debt the Company should incur. This policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. For details on leverage ratio and interest coverage ratio, refer to the tables below that reconcile these two non-U.S. GAAP measures to U.S. GAAP measures.

Reconciliation of “Leverage ratio” to GAAP financial measure

(Dollars in millions)

	September 30, 2011	December 31, 2010

Net debt 2)	$40.5	$127.1
Pension liabilities	141.3	136.0
Less: Debt portion of equity units	(105.3)	(100.2)
Net debt per the policy	$76.5	$162.9

Income before income taxes 3)	$848.3	$805.5
Plus: Interest expense, net 1, 3)	62.0	63.1
Depreciation and amortization of intangibles (incl. impairment write-offs) 3)	265.9	281.7

EBITDA per the Policy 3)	$1,176.2	$1,150.3

Net debt to EBITDA ratio	0.1	0.1

1)	Interest expense, net, is interest expense less interest income.
2)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
3)	Latest 12-months.

Reconciliation of “Interest coverage ratio” to GAAP financial measure

(Dollars in millions)

	September 30, 2011	December 31, 2010
Operating income 2)	$907.6	$869.2

Amortization of intangibles (incl. impairment write-offs) 2)	17.7	18.0

Operating profit per the Policy2)	$925.3	$887.2

Interest expense, net 1, 2)	$62.0	$63.1

Interest coverage ratio	14.9	14.1

1)	Interest expense, net, is interest expense less interest income.
2)	Latest 12-months.

Autoliv’s policy is to maintain a leverage ratio (non-U.S. GAAP measure, see table above) significantly below 3.0 times and an interest-coverage ratio (non-U.S. GAAP measure, see table above) significantly above 2.75 times. During the third quarter, the Company’s leverage ratio stood unchanged at 0.1 times, while the interest coverage ratio decreased to 14.9 times from 15.4 times on June 30. Leverage ratio is measured as adjusted net debt (non-U.S. GAAP measure, see table above) in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), which is also a non-U.S. GAAP measure (see table above). Interest coverage is defined as operating income (excluding amortization of intangibles) in relation to interest expense, net. Adjusted net debt includes pension liabilities but excludes the debt from equity units since these funds are regarded as equity by Standard & Poor’s due to the fact that the purchase contracts of the equity units are binding and not revocable. Net debt to capitalization ratio declined to 1% at the end of the quarter from 4% on June 30 due to the cash flow.

During the third quarter, total equity increased by $41 million to $3,302 million due to net income of $139 million, common stock incentives of $2 million and reductions in pension liabilities of $1 million. This was partially offset by unfavorable currency effects of $61 million and a $40 million accrual for the declared dividend for the fourth quarter. Total parent shareholders’ equity was $3,288 million corresponding to $36.82 per share.

Despite $114 million in dividend payments, net debt decreased by $86 million during the nine-month period from $127 million at the beginning of the period to $41 million. Gross interest-bearing debt decreased by $23 million to $702 million. Net debt to capitalization declined to 1% from 4% at the end of 2010.

During the first nine months, total equity increased by $363 million mainly as a result of the $467 million net income and common stock incentives of $15 million. Dividends for the first three quarters reduced equity by $119 million.

Return on total equity was 20% and return on capital employed was 27% for the first nine months, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (permanent employees and temporary personnel) increased by 1,400 during the third quarter to 47,700 and by 4,400 during the nine-month period. Of the headcount increase during the third quarter, 79% were direct production workers in response to the expanding manufacturing volumes, 88% were in low-cost countries (LCC) and 43% were temporary personnel.

Currently, 71% of total headcount are direct workers in manufacturing, 65% are in LCC and 20% are temporary personnel compared to 70%, 62%, and 22%, respectively, at the same time a year ago.

Outlook

Based on Autoliv’s latest call-offs from customers, we expect to continue to outperform global LVP by growing the Company’s organic (non-U.S. GAAP measure) and consolidated sales in the fourth quarter by more than 9% compared to an expected growth in global LVP of nearly 4% according to IHS. The effects of acquisitions and currency are expected to be insignificant provided the current exchange rates prevail. This would lead to a consolidated sales increase of more than 15% to almost $8.3 billion for the full year, including an average organic sales (non-U.S. GAAP measure) growth of more than 9% in 2011. It should be noted that the macroeconomic environment is uncertain. Therefore, it is currently unusually difficult to make forecasts about LVP.

These sales assumptions imply an operating margin of approximately 11.5% for the fourth quarter. However, given the current uncertainty surrounding the flooding in Thailand (see Other Events), we guide the fourth quarter operating margin to be in the range of 11-11.5%.

For the full year, operating margin is essentially unchanged from our July indication of more than 11%. However given the uncertainties surrounding the flooding in Thailand, we are now slightly modifying our operating margin guidance to be around 11%.

The margin guidance does not include any impact from the ongoing antitrust investigations (including legal fees or any other potential costs) since such impact is not currently estimable (see Other Events).

The projected effective tax rate for the remainder of the year, excluding any discrete tax items that might arise, is estimated to be around 28%.

OTHER RECENT EVENTS

Launches in the 3rd quarter 2011

•	BMW’s new 1-Series: Camera-based vision system for advanced drive assist systems, side airbags, inflatable curtains and seatbelts.

•	BMW’s new Mini Coupé: Driver airbag with steering wheel, passenger airbag, side airbags, seatbelts with pretensioners and safety electronics.

•	Chery’s new Riich G3: Driver airbag with steering wheel, passenger airbag, side airbags, inflatable curtains, seatbelts with pretensioners and safety electronics.

•	Citroën’s new DS5: Seatbelts with pretensioners.

•	Ford’s new Ranger: Knee driver airbag, passenger airbag, side airbags, inflatable curtains and safety electronics.

•	Great Wall’s new Hover H6: Driver airbag with steering wheel, passenger airbag, seatbelts with pretensioners and safety electronics.

•

Mercedes’ new B-Class: Radar system (for collision prevention assist and blind-spot monitoring), knee driver airbag, passenger airbag, side airbags, inflatable curtains, active seatbelts with pre-pretensioners.

Other Events

•

As previously announced, the U.S. Department of Justice and the European Commission are investigating possible anti-competitive behavior among certain automotive suppliers, including Autoliv. It is likely that, for the reporting periods in which the related liabilities become estimable or the investigations are resolved, the Company’s operating results and cash flows will be materially impacted. However, as the Company cannot predict the duration, future scope or final outcome of the investigations, it is unable to estimate such impact or predict the reporting periods in which it may be recorded.

•

Great Wall Motor Co., Ltd. and Autoliv have entered into a strategic agreement to enhance technical cooperation in the area of active and integrated safety on top of the companies’ ongoing cooperation in passive safety. Great Wall is China’s leading SUV and pickup manufacturer.

•

To supplement Autoliv’s own short- and medium-range radar, the Company has acquired an exclusive license to a 77 GHz long-range radar technology (hardware and algorithms) from the German company ASTYX Communications and Sensors GmbH. The Astyx world-class technology will feature Full Speed Adaptive Cruise Control (SPACC) to automatically keep a safe distance between the driver’s vehicle and vehicles ahead. It will also feature Emergency Braking (EB) used to autonomously brake a vehicle when an accident is imminent and Forward Collision Warning (FCW) to alert the driver in the event the vehicle is approaching another vehicle in a manner that could create an accident.

•

At the Frankfurt Auto Show, BMW introduced Autoliv’s camera-based vision system featuring Lane Departure Warning and Forward Collision Warning technologies. Other features include: Traffic Sign Recognition, providing the driver with information about speed zones and no-pass zones, and Automatic High/Low Beam Switching.

•

Autoliv has developed the world’s first system that combines the controls for vehicle brakes with the controls for vehicle restraints. The Company has already been awarded production business for this enhanced, cost-efficient system.

•

We have experienced manufacturing difficulty in Thailand as a result of recent severe flooding. Although neither of our two plants in Thailand has been flooded, several manufacturing lines have been stopped due to component shortages from suppliers affected by the flooding. Additionally, some customer plants in the country have also been forced to suspend production. At present, the final financial impact on Autoliv cannot be assessed since the duration of these disruptions is not known. We currently estimate the effect on operating income to be at least $6 million during the fourth quarter.

Dividend

As previously announced, the Company has declared a quarterly dividend of 45 cents per share which will be paid on Thursday, December 1, 2011 to shareholders of record on November 17. The ex-date, when the shares will trade without the right to the dividend, will be November 15, 2011.

Next Report

Autoliv intends to publish the quarterly report for the fourth quarter 2011 on Wednesday, February 1, 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2011, the Company’s future contractual obligations have not changed materially from the amounts reported in the 2010 Annual Report on Form 10-K filed with SEC on February 23, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as set forth below, as of September 30, 2011, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on February 23, 2011.

As a result of the new $1.1 billion revolving credit facility (RCF) announced in April, Autoliv cancelled two other back-up facilities in May with an aggregate amount of approximately $535 million and prepaid $95 million of debt, which in aggregate is expected to save $5 million per year in interest expense and other financing costs. Additionally, on July 18, 2011, the Company’s wholly owned subsidiary Autoliv AB amended its €225 million ($304 million) facility agreement with the European Investment Bank (EIB), initially entered into on December 18, 2009. The amendment extends the commitment from EIB until December 18, 2012 instead of expiring according to the terms of the original agreement on June 20, 2011. The amendment also reduces the permitted maximum duration of loans drawn under the agreement from up to ten years to up to eight years and reduces the margin from EIB cost of funds + 1.2% to EIB cost of funds +0.3%. Otherwise the amended facility is substantially similar to the prior facility and, as with all of Autoliv’s principal debt agreements, the amendment does not contain financial covenants, i.e. performance-related restrictions. This facility was unutilized at the third quarter closing.

The Company’s refinancing risk policy requires it to maintain long-term facilities with an average maturity of at least three years (drawn or undrawn) corresponding to 150% of total net debt (non-U.S. GAAP measure, see “Non-GAAP financial measures” in Item 2, above). Currently, this ratio is above 4,000%, based on total net debt of $41 million compared to long-term debt and facilities of $1.9 billion. Of the long-term committed facilities, $1.4 billion is currently unutilized. No significant financing is subject to financial covenants (i.e. performance-related restrictions).

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

It is currently difficult to predict with any certainty or precision the continued impact on our operations due to the events triggered by the March 11, 2011 earthquake and tsunami in Japan. These events caused extensive and severe damage, impacting not only manufacturing facilities of automotive suppliers (including sub-suppliers) and manufacturers, but also of transportation, energy and distribution infrastructure. Although only one of our four plants in Japan suffered minor damages during the earthquake, and all are currently operational, customers and suppliers of Autoliv, as well as their respective suppliers and other customers, have experienced and may continue to experience disruptions to their operations.

Because of the global integration of the automotive industry (where a vehicle manufactured on one continent may contain parts generated on other continents), its tight delivery schedules and low levels of parts inventory, a disruption impacting even only a single critical supplier to the industry may impact the whole industry. Due to the risk of reduced capacity from our suppliers or customers, even where we are able to secure deliveries from our suppliers and to produce our products, our customers may not accept deliveries as they lack other components required to manufacture their products. There are also additional indirect effects that may impact our operations, which are difficult to predict at this time.

In sum, we cannot be certain what future impact the devastating events in Japan will have on our ability to produce and supply our products to our customers and to what extent our customers will decrease or cancel production orders. Similarly, we cannot anticipate what impact, if any, the changes in global vehicle production resulting from the events in Japan will have on our market share. As a result, no assurances can be given that these events will not have a material adverse effect on our business, financial condition and results of operations.

We are involved from time to time in legal proceedings and our business may suffer as a result of adverse outcomes of current or future legal proceedings.

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

Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions, political upheaval, as well as logistical complications due to weather, volcanic eruptions, flooding, or other natural disasters, mechanical failures, delayed customs processing and more. Additionally, as the Company grows in low cost countries, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers, in turn to suspend their orders, or instruct us to suspend delivery, of our products, which may adversely affect our financial performance.

When we cease timely deliveries, we have to absorb our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up”, such as over-time and premium freight.

Additionally, if we are the cause for a customer being forced to halt production the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be very significant, and may include consequential losses such as lost profits. Thus, any supply-chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown could expose us to material claims of compensation. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all.

For example in early 2010 volcanic activity in Iceland caused widespread and unprecedented delays in air travel. Additionally, severe flooding during the 2011 monsoon season in Thailand has disrupted our supply and distribution chain in the region. Such disruptions, whether caused by a volcano, earthquake, flooding or some other natural disaster, were they to resume or otherwise occur, could cause significant delays and complications to our ability to ship our products to customers, as well as receive shipments from our suppliers. Also, similar difficulties for other suppliers may force our customers to halt production which may in turn impact our sales shipments to such customers. It is impossible for us to predict if and when disruptions of air, ground and sea transport will occur again and, if so, what impact such disruptions will have. While we are taking precautions and will seek to mitigate the impact of any such disruptions, they could very severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time and/or to absorb very significant costs to avoid disruption of our customers’ operations.

We face risks related to our defined benefit pension plans, including the need for additional funding as well as higher costs and liabilities

Our defined benefit pension plans may require additional funding or give rise to higher related costs and liabilities which, in some circumstances, could reach material amounts and negatively affect our results of operations. We are required to make certain year-end assumptions regarding our pension plans. Our pension obligations are dependent on several factors, including factors outside our control such as changes in interest rates, the market performance of the diversified investments underlying the pension plans, actuarial data and adjustments, and an increase in the minimum funding requirements or other regulatory changes governing the plans. Adverse equity market conditions and volatility in the credit market may have an unfavorable impact on the value of the Company’s pension assets and its future estimated pension liabilities. Internal factors such as an adjustment to the level of benefits provided under the plans may also lead to an increase in our pension liability. If these or other internal and external risks were to occur, alone or in combination, our required contributions to the plans and the costs and net liabilities associated with the plans could increase substantially and have a material effect on our business.

Information concerning our defined benefit plans is included in Note 18 of the Consolidated Financial Statements on pages 72 through 75 of the Annual Report, filed with the SEC on February 23, 2011 as Exhibit 13 to our Form 10-K for the year ended December 31, 2010.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of March 1, 2008, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated by reference to Exhibit 4.12 to Autoliv’s Registration Statement on Form S-3 (File No. 333-158139, filing date March 23, 2009).

10.26	Amendment, dated July 18, 2011, to Financing Commitment Agreement of €225 million originally dated December 18, 2009, among Autoliv AB, Autoliv, Inc. (as Guarantor) and the European Investment Bank (EIB), incorporated herein by reference to Exhibit 99.l to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 21, 2011).

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 26, 2011

AUTOLIV, INC. (Registrant)

By:	/s/ Mats Wallin

Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)