Form 10-K
period 2011-12-31
AUTOLIV INC
filed 2012-02-23
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file Number: 001-12933

AUTOLIV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Vasagatan 11, 7th Floor, SE-111 20

Box 70381, SE-107 24

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. as of the last business day of the second fiscal quarter of 2011 amounted to $7,003 million.

Number of shares of Common Stock outstanding as of February 16, 2012: 89,336,077.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2011 (the “Annual Report”) are incorporated by reference into Parts I and II.

2. Portions of the definitive Proxy Statement for the annual stockholders’ meeting to be held May 8, 2012, to be dated on or around March 26, 2012 (the “2012 Proxy Statement”), are incorporated by reference into Part III.

3. Certificate of Incorporation filed as Exhibit 3.2 to Autoliv, Inc.’s Quarterly Report on Form 10-Q, filed on May 14, 1997 is incorporated by reference into Part IV.

AUTOLIV, INC.

Index

PART I

PART I

Item 1. Business*

General

Autoliv, Inc. (“Autoliv”, the “Company” or “we”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. It was created from the merger of Autoliv AB (“AAB”) and the automotive safety products business of Morton International, Inc., in 1997. The Company functions as a holding corporation and owns two principal subsidiaries, AAB and Autoliv ASP, Inc. (“ASP”).

AAB and ASP are leading developers, manufacturers and suppliers to the automotive industry of automotive safety systems with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, whiplash protection systems and child seats, as well as night vision systems, radar and other active safety systems.

Autoliv’s filings with the United States Securities and Exchange Commission (the “SEC”), which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider transaction reports on Forms 3 and 4 and all related amendments, are made available free of charge on our corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our restructuring and cost reduction initiatives discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer and customer preferences for end products, customer losses, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, fluctuation of foreign currencies, fluctuation in vehicle production schedules for which the Company is a supplier, component shortages, market acceptance of our new products , costs or difficulties related to the integration of any new or acquired businesses and technologies, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments or joint venture arrangements, pricing negotiations with customers, our ability to be awarded new business, increased costs, supply issues, product liability, warranty and recall claims and other litigation, and customer reactions thereto, possible adverse results of pending or future litigation or infringement claims, negative impacts of governmental investigations and litigation relating to the conduct of our business, tax assessments by governmental authorities, legislative or regulatory changes, political conditions, dependence on customers and suppliers, as well as the risks identified in Item 1A “Risk Factors” in this Form 10-K for the year ended December 31, 2011.

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

Business

Autoliv is the world’s leading supplier of automotive safety systems, with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, whiplash protection systems and child seats, as well as night vision systems, radar and other active safety systems. Autoliv has approximately 79 production facilities in 27 countries and our customers include the world’s largest car manufacturers. Autoliv’s sales in 2011 were $8.2 billion, approximately 65% of which consisted of airbags and associated products, and approximately 33% of which consisted of seatbelts and associated products, and approximately 2% of which consisted of active safety and associated products. Our geographical regions are in Europe, the Americas, China, Japan and the Rest of Asia (ROA).

Autoliv's head office is located in Stockholm, Sweden, where we currently employ 48 people. Autoliv had approximately 38,500 employees worldwide at December 31, 2011, and a total headcount, including temporary personnel, of approximately 47,900.

The information required by Item 1 regarding developments in the Company’s business during 2011 is contained in the Annual Report on pages 24-25 and 35-37 and is incorporated herein by reference. The Annual Report is available on Autoliv’s website, www.autoliv.com and is filed as Exhibit 13 to this Form 10-K.

Financial Information on Segments

Autoliv considers its products to be components of integrated automotive safety systems, which fall within a single industry segment. Autoliv has two main operating segments;

airbags/seatbelt (including restraint electronics) products, and active safety products. For financial reporting purposes these two operating segments have been combined into a single reportable segment in accordance with the provisions of Accounting Standards Codification (ASC) 280 Segment Reporting. The financial data relating to Autoliv’s business in this segment over the last three fiscal years is contained in the Consolidated Financial Statements on pages 52 through 55 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements on page 76 of the Annual Report and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the sections headed “Active Safety Systems”, “Passive Safety Systems” and “Innovations for the Future” on pages 10-17, “Our Market” on pages 24 and 25, and in the Management discussion and analysis sections “Dependence on Customers”, “New Competition” and “Patents and Proprietary Technology” on pages 48 and 49 of the Annual Report and is incorporated herein by reference.

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 79 wholly or partially owned or leased production facilities located in 27 countries, consisting of both component factories and assembly factories. See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly, seat subsystems, steering wheels and our active safety and night vision systems and our other safety electronic systems. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. These factories also assemble our active safety and night vision systems. The products manufactured by Autoliv’s consolidated subsidiaries in 2011 consisted of approximately 133 million complete seatbelt systems (of which approximately 55 million were fitted with pretensioners), approximately 67 million side-impact airbags (including curtain airbags), approximately 32 million frontal airbag modules, approximately 12 million steering wheels, approximately 14 million electronic units (airbag control), approximately 0.9 million active safety systems of which less than 0.1 million are night vision systems.

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

See also Risk Factors – We could experience disruption in our supply or delivery chain which could cause one or more of our customers to halt or delay production.

Quality Management

Autoliv believes that superior quality is a prerequisite for it to be considered a leading global supplier of automotive safety systems and is a key to our financial performance, since quality excellence is critical for winning new orders, preventing recalls and maintaining low scrap rates. Autoliv has for many years emphasized a “zero-defect” proactive quality policy, and continues to strive to improve its working methods. This means both that Autoliv’s products must always meet performance expectations, and that Autoliv’s products must be delivered to its customers at the right times and in the right amounts. Furthermore, our continued quality improvements further enhance our image among customers, employees and authorities.

Although quality has always been paramount in the automotive industry, especially for safety products, vehicle manufacturers have become even more quality focused with even less tolerance for any deviations. This intensified quality focus is partially due to a sudden increase in the number of vehicle recalls due to a variety of reasons (not just safety) coupled with a few vehicle recalls which were highly publicized. This trend is likely to continue as vehicle manufacturers introduce even stricter quality requirements. We have not been immune to the recalls that have been impacting the automobile industry as a whole.

In response to this trend and to improve our own quality, we launched in the summer of 2010 the next step in our strategy of shaping a proactive quality culture of zero defects. It is called “Q5” because it addresses quality in five dimensions: products, customers, growth, behavior and suppliers. The goal of Q5 is to firmly tie together quality with value within all our processes, and for all our employees, thereby leading to the best value for our customers. In 2011, we expanded this quality initiative with additional training to more employees.

In our pursuit of excellence we have developed a chain of four “defense lines” against quality issues. These defense lines are systems that should ensure 1) robust product designs, 2) flawless components from suppliers and our own component companies, and 3) on-time deliveries of flawless products to our customers. The fourth “defense line” is the establishment of a system for verifying that our products conform with specifications and an advanced traceability system in the event a recall could be needed.

Our pursuit of excellence extends from the earliest phases of product development to the proper disposal of a product following many years of use in a vehicle. Autoliv’s comprehensive Autoliv Product Development System (“APDS”) process includes several key check points during the development of new products that are designed to ensure that new products are well-built and have no hidden defects. In this way, we proactively prevent problems and ensure we deliver only the best designs to the market.

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

Environmental and Safety Regulations

For information on how environmental and safety regulations impact our business, see “Risk Factors – Our business may be adversely affected by environmental and safety regulations or concerns” in Item 1A and “Environmental” and “Regulations” under section “Risk and Risk Management” on page 48 of the Annual Report which is incorporated herein by reference.

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

Seasonality and Backlog

Autoliv’s business is not subject to significant seasonal fluctuations. Autoliv has frame contracts with car manufacturers and such contracts are typically entered into up to three years before the start of production of the relevant car model or platform and provide for a term covering the life of said car model or platform. However, typically these contracts do not provide minimum quantities, prices or exclusivity but instead permit the manufacturer to resource the relevant products at given intervals (or at any time) from other suppliers.

Dependence on Customers

For information on our dependence on customers, see “Risk Factors - Our business could be materially and adversely affected if we lost any of our largest customers” in Item 1A and “Dependence on Customers” under section “Risk and Risk Management” on page 48 of the Annual Report which is incorporated herein by reference.

Research, Development and Engineering

Expenses incurred for research, development and engineering activities were $441 million, $361 million and $322 million for the years ended December 31, 2011, 2010 and 2009, respectively. Additional information on research, development and engineering is included in the section titled “Innovations for the Future” on page 16, and “Patents and Proprietary Technology” on page 49 of the Annual Report and is incorporated herein by reference.

Regulatory Costs

The fitting of seatbelts in most types of motor vehicles is mandatory in almost all countries and many countries have strict laws regarding the use of seatbelts while in vehicles. In addition, most developed countries also require that seats in intercity buses and commercial vehicles be fitted with seatbelts. In the United States, federal legislation requires frontal airbags, both on driver-side and passenger-side, in all new passenger cars and in all new light vehicles, which are defined as unloaded vehicle weight of 5,500 pounds or less.

For information concerning the material effects on our business relating to our compliance with government safety regulations, see “Risk Factors - Our business may be adversely affected by environmental and safety regulations or concerns” in Item 1A and “Regulations” under section “Risk and Risk Management” on page 48 of the Annual Report which is incorporated herein by reference.

Autoliv Personnel

At December 31, 2011, Autoliv and its subsidiaries had approximately 38,500 employees and approximately 9,400 temporary personnel. Autoliv considers its relationship with its personnel to be good and has not experienced any major strike or other significant labor dispute in recent years.

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

Many Asia Pacific countries regulate salary adjustments on an individual basis each year. In South Korea and Thailand, employee organizations are involved in various processes.

For information concerning Autoliv’s personnel and restructuring initiatives, see “Cost Structure Improvements” and “Restructuring” under section “Important Trends” on pages 36 to 37 of the Annual Report, which is incorporated herein by reference.

Financial Information on Geographic Areas

Financial information concerning Autoliv’s geographic areas is included in the section titled “Global Presence”, “Our Market” and “Efficient Global Manufacturing & Purchasing” on pages 22 to 27 as well as in Note 19 of the Notes to Consolidated Financial Statements on page 76 of the Annual Report and is incorporated herein by reference. See also Item 1A “Risk Factors – Our business is exposed to risks inherent in global operations”.

Joint Ventures

An important element of Autoliv’s strategy has been to establish joint ventures to promote its geographical expansion and technological development and to gain assistance in marketing Autoliv’s full product line to local automobile manufacturers. Autoliv is not currently involved in any joint ventures that have been formed for the purpose of developing technology, but it is possible that strategic alliances combining Autoliv’s technologies and expertise with that of others may expand business opportunities in the future. Autoliv’s current joint ventures are focused on establishing a presence in growth markets.

Autoliv typically contributes design and production knowledge to joint ventures, with the local partner providing sales support and manufacturing facilities. Some of these local partners manufacture and sell standardized seatbelt systems, and will, through the joint venture with Autoliv, be able to upgrade their technology to meet specific customer demands and/or expand their product offerings.

For information on how these joint ventures are accounted for, including name and Autoliv’s percentage of ownership, see Note 7 of the Notes to Consolidated Financial Statements on page 65 of the Annual Report, which is incorporated herein by reference.

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

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business

Our business is directly related to automotive vehicle production by our customers. Automotive production is highly cyclical and depends on general economic conditions as well as other factors, including consumer spending and preferences and changes in interest rate levels and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives, and political volatility, especially in energy producing countries and growth markets. In addition, automotive sales and production can be affected by our customers’ labor relations issues, regulatory requirements, trade agreements and other factors. Any significant (adverse) change in any of these factors, including general economic conditions, may result in a reduction in automotive sales and production by our customers, and thus have a material adverse effect on our business, results of operations and financial condition.

Our sales are also affected by inventory levels of our customers. We cannot predict when our customers will decide to either increase or reduce inventory levels or whether new inventory levels will approximate historical inventory levels. This may exacerbate variability in our sales and financial condition. Uncertainty regarding inventory levels may be exacerbated by consumer financing programs initiated or terminated by our customers or governments as such changes may affect the timing of their sales.

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

Change in consumer trends and political decisions affecting vehicle sales could adversely affect our results in the future

During 2007-2009, global production of large-sized cars dropped by 43% from the 2007 level compared to an overall decrease of global LVP of 16%. In 2011, global production of large-sized cars was 17% less than in 2007 despite the fact the overall global LVP increased by 8%. This drop was particularly pronounced in Western Europe and North America where many of the cars in the large-size segment have safety content values of more than $500. This “mix shift” had a negative impact on Autoliv’s market as the value of safety systems in large-sized cars is often more than twice as high as in a low-end vehicle for the markets in North America and Western Europe. In vehicles for the growth markets the difference is even more significant. For example, the strong LVP growth in China and India has currently created a dilutive effect, since the average safety value per vehicle in these markets of less than $200 and $70, respectively, are below the global average of slightly more than $270. Car consumer trends such as this could accelerate in the future, especially as a result of political initiatives aimed at (or having the effect of) directing demand more towards smaller cars. As safety content per vehicle is also an indicator of our sales development, should the current trends continue, the average value of safety systems per vehicle could decline and negatively affect our sales and margins.

We operate in highly competitive markets

The markets in which we operate are highly competitive. The market for occupant restraint systems has undergone a significant consolidation during the past fifteen years. We compete with a number of other manufacturers that produce and sell similar products. Our products primarily compete on the basis of price, manufacturing and distribution capability, product design, product quality, product delivery and product service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than us. Some of our competitors may also have a “preferred status” as a result of special relationships with certain customers. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can, or adapt more quickly than we do to new technologies or evolving regulatory, industry or customer requirements. We may also encounter increased competition in the future from existing or new competitors. As a result, our products may not be able to compete successfully with their products. Should this happen, we will suffer material adverse effects on our business, results of operations and financial condition.

The discontinuation of, the loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability

Although we have frame contracts with many of our customers, these frame contracts generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant, rather than for the purchase of a specific quantity of products. Furthermore, these frame contracts are often subject to renewal/re-quotation at the customer’s option at periodic intervals, sometimes as frequent as on a year-to-year basis. Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or a particular vehicle brand for which we are a significant supplier could reduce our sales and harm our profitability. While we believe this risk is mitigated by the fact that our sales are split over several hundred contracts covering at least as many vehicle platforms or vehicle models, a significant disruption in the industry, a significant decline in overall demand, or a dramatic change in vehicle preferences, could have a material adverse effect on our sales, as it did as recently as 2009.

RISKS RELATED TO OUR BUSINESS

Escalating pricing pressures from our customers may adversely affect our business

The automotive industry has been characterized by increasingly aggressive pricing pressure from customers for many years. This trend is partly attributable to the major automobile manufacturers’ strong purchasing power. As with other automotive component manufacturers, we are often expected to quote fixed prices or are forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for engineering work. Our future profitability will depend upon, among other things, our ability to continuously reduce our cost per unit and maintain our cost structure, enabling us to remain cost-competitive.

Our profitability is also influenced by our success in designing and marketing technological improvements in automotive safety systems which help us offset price reductions by the OEMs. If we are unable to offset continued price reductions through improved operating efficiencies and reduced expenditures, these price reductions may have a material adverse effect on our business, results of operations and financial condition.

We could experience disruption in our supply or delivery chain which could cause one or more of our customers to halt or delay production

We, as with other component manufactures in the automotive industry, ship products to the vehicle assembly plants throughout the world so they are delivered on a “just-in-time” basis in order to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) also use a similar method. However, this “just-in-time” method makes the logistics supply chain in our industry very complex and very vulnerable to disruptions.

The potential loss of one of our suppliers or own production sites could be caused by a myriad of potential problems, such as closures of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions, political upheaval, as well as logistical complications due to weather, volcanic eruptions, earthquakes, flooding, or other natural disasters, mechanical failures, delayed customs processing and more. Additionally, as we grow in low cost countries, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers, in turn to suspend their orders, or instruct us to suspend delivery, of our products, which may adversely affect our financial performance.

When we cease timely deliveries, we have to absorb our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up”, such as overtime and premium freight.

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

For example, in early 2010 volcanic activity in Iceland caused widespread and unprecedented delays in air travel. Additionally, severe flooding during the 2011 monsoon season in Thailand disrupted our supply and distribution chain in the region. The events triggered by the March 11, 2011 earthquake and tsunami in Japan caused extensive and severe damage, impacting not only manufacturing facilities of automotive suppliers (including sub-suppliers) and manufacturers, but also of transportation, energy and distribution infrastructure. Such disruptions, whether caused by a volcano, earthquake, flooding or some other natural disaster, could cause significant delays and complications to our ability to ship our products to customers, as well as receive shipments from our suppliers. Also, similar difficulties for other suppliers may force our customers to halt production which may in turn impact our sales shipments to such customers. It is impossible for us to predict if and when disruptions of air, ground and sea transport will occur again and, if so, what impact such disruptions will have. While we are taking precautions and will seek to mitigate the impact of any such disruptions, they could severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time and/or to absorb very significant costs to avoid disruption of our customers’ operations.

Changes in the source, cost and availability of raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Strong worldwide demand for certain raw materials has had a significant impact on raw material prices and short-term availability in recent years. Our business has not generally experienced significant or long-term difficulty in obtaining raw materials but increases in the price of the raw materials and components in our products could materially increase our operating costs, and materially and adversely affect our profit margin, as direct materials costs amounted to approximately 54% of our net sales in 2011, of which approximately half is the raw material cost portion.

Commercial negotiations with our customers and suppliers could not always offset all of the adverse impact of higher raw material, energy and commodity costs. In addition, no assurances can be given that the magnitude and duration of such cost increases or any future cost increases could not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated.

Adverse developments affecting one or more of our major suppliers could harm our profitability

Any significant disruption in our supplier relationships, particularly relationships with single-source suppliers, could harm our profitability. Furthermore, some of our suppliers may not be able to handle the commodity cost volatility and/or sharply changing volumes while still performing as we expect. More of our suppliers are located in growth markets. As such, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we try to make contingency plans for such risks.

Our business could be materially and adversely affected if we lost any of our largest customers

We are dependent on a relatively small number of automobile manufacturers with strong purchasing power, as a result of high market concentration, that has developed due to customer consolidation during the last few decades. Our five largest customers represented

55% of our consolidated sales for 2011. Our largest contract accounted for less than 4% of our total fiscal 2011 sales and expires in 2015. Although business with any given customer is typically split into several contracts (usually one contract per vehicle model), the loss of all of the business from any of our primary customers (whether by cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations and financial position. Customers may put us on a “new business hold” which would limit our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that are required to be met prior to being eligible to bid for new business. Although such new business holds generally do not have an immediate material impact on our business or results of operations, we are committed to meeting any such conditions as quickly as possible, which may require additional Company resources in the short term, and a failure to satisfy such remedial conditions may have a materially adverse impact on our financial results in the long term.

Information concerning our major customers is included in the Annual Report in a graph on page 25 and in the section headed “Customers” and in Note 19 of the Consolidated Financial Statements on page 76.

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

See Note 16 of the Consolidated Financial Statements on page 71 of the Annual Report.

We are currently undergoing antitrust investigations by both the United States Department of Justice and the European Commission and it is probable that the Company’s operating results and cash flows will be materially adversely impacted

Governmental agencies in both the United States and Europe are engaged in a long-running investigation into possible anti-competitive behavior among certain suppliers to the automotive vehicle industry, including Autoliv. These investigations are still ongoing and it is the Company’s policy to cooperate with governmental investigations. It is probable that, for the reporting periods in which the related liabilities become estimable or the investigations are resolved, the Company’s operating results and cash flows will be materially adversely impacted.

However, given the ongoing nature of the investigations and the uncertainties associated with them, the Company is not yet able to predict or estimate the duration of the investigations, what their future scope may be, what, if any, conduct each regulatory authority may pursue, what each regulatory authority may conclude, or what sanctions each regulatory authority will seek. As a result, the Company remains unable to estimate the impact these investigations will have or predict the reporting periods in which such impacts may be recorded. Accordingly, it is not possible for the Company to determine a range of any loss given these uncertainties.

Additionally, the Company may, in the future, be subject to civil litigation relating, directly or indirectly, to alleged anti-competitive practices and may be subject to additional investigations by other competition authorities. These types of claims, actions or investigations could continue to require significant management time and attention and could result in significant expenses as well as unfavorable outcomes which could have a material adverse impact on our customer relationships, prospects, reputation, operating results, cash-flows or financial results.

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

In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall involving such products. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers, and the performance and remedial requirements vary between jurisdictions. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product-liability claims. In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis; any one or more quality, warranty or other recall issue(s) (including issues affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures which may have a severe impact on our operations, such as a global temporary or prolonged suspension of new orders. In addition, as our products more frequently use global designs and are based on or utilize the same or similar parts, components or solutions, there is a risk that the number of vehicles affected globally by a failure or defect will increase significantly and hence also our costs. A warranty, recall or product-liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. Although we regularly evaluate the appropriateness of these reserves, and adjust them when appropriate, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

Work stoppages or other labor issues at our customers’ facilities or at our facilities could adversely affect our operations

The severe conditions in the automotive industry and actions taken by our customers and other suppliers to address negative industry trends may have the side effect of causing labor relations problems at those companies. If any of our customers experience a material work stoppage, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at another supplier could interrupt production at one of our customers’ plants which would have the same effect. This could cause us to shut down production facilities supplying these products, which could have a material adverse effect on our business, results of operations and financial condition. While labor contract negotiations at our locations historically have rarely resulted in work stoppages, we cannot assure that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage at one or more of our plants, or our customers’ facilities could have a material adverse effect on our business.

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

Though we continuously seek to restructure and align our operations to prevailing market conditions, additional restructuring steps may at any time be necessary, possibly on short notice and at significant cost

We continue to evaluate the need to institute restructuring activities to address the changes in the automotive and financial markets and its effects on the demand for our products. Our restructuring initiatives include efforts to adjust our manufacturing capacity, including plant closures, accelerate the move of sourcing to low-cost countries, consolidate our supplier base and standardization of products, and to reduce our overhead costs, including consolidation of tech centers. The successful implementation of our restructuring activities will require us to involve sourcing, logistics, technology and employment arrangements. While we continue to evaluate individual components of our restructuring initiatives, the complex nature of our various restructuring initiatives could cause difficulties or delays in the implementation of any such initiative or it may not be immediately effective, resulting in an adverse material impact on our performance. In addition, there is a risk that inflation, high-turnover rates and increased competition may reduce the efficiencies now available in low-cost countries to levels that no longer allow for cost-beneficial restructuring opportunities.

A prolonged recession and/or another downturn in our industry could result in our having insufficient funds to continue our operations without additional financing activities

Our ability to generate cash from our operations is highly dependent on sales and therefore on light vehicle production and the global economy. If light vehicle production were to remain on low levels for an extended period of time this would result in a significantly negative cash flow. Similarly, if cash losses for customer defaults rise sharply this would also result in a negative cash flow. Such negative cash flow could result in our having insufficient funds to continue our operations unless we can procure external financing, which may not be possible.

A prolonged recession and/or another downturn in our industry could result in external financing not being available to us or available only on materially different terms than what has historically been available

Although our credit rating was upgraded in 2010, our current credit rating could be lowered as a result of us experiencing significant negative cash flows or a dire financial outlook. This may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our existing credit facilities expire in 2012, 2014 and 2016, respectively, or to remarket the debt associated with our equity units in 2012. These risks are exacerbated by the current instability in the global credit markets, including the on-going European economic and financial turmoil related to sovereign debt issues in certain countries and to the overall Eurozone. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our Revolving Credit Facility syndicate were to default. If external financing is unavailable to us when necessary, we may have insufficient funds to continue our operations.

Information concerning our credit facilities and other financings are included in the Annual Report on page 44 in the section headed “Treasury Activities” and in Note 12 to the Consolidated Financial Statements on pages 67 and 68.

Our level of indebtedness may harm our financial condition and results of operations

As of December 31, 2011, we have outstanding debt of $666 million, including $400 million in privately placed debt issued in 2007. We may incur additional debt for a variety of reasons. Although our revolving credit facilities do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

•	potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.

Our customers may be unable to pay our invoices

There is a risk that one or more of our major customers will be unable to pay our invoices as they become due, or that a customer will simply refuse to make such payments given its financial difficulties.

We seek to limit our customer payment risks through several means, including by invoicing major customers through their local subsidiaries in each country, even for global contracts. We thus try to avoid having all of our receivables with a single multinational customer group exposed to the risk that a bankruptcy or similar event in one country puts all receivables with the customer group at risk. In each country, we also monitor invoices becoming overdue and take legal action to enforce such obligations where possible and prudent.

Even so, if a major customer would enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely that we will be forced to record a substantial loss.

Governmental restrictions may impact our business adversely

Some of our customers are owned by a governmental entity, receive various forms of governmental aid or support or are subject to governmental influence in other forms. As a result, they may be required to procure components from local suppliers or be subject to other restrictions regarding localized content. The nature and form of any such restrictions or protections, whatever their basis, is very difficult to predict as is their potential impact. However, they are likely to be based on political rather than economical or operational considerations, and may severally impact our business.

We periodically review the carrying value of our goodwill and other intangible assets for possible impairment; if future circumstances indicate that goodwill or other intangible assets are impaired, we could be required to write down amounts of goodwill or other intangible assets and record impairment charges

We monitor the various factors that impact the valuation of our goodwill and other intangible assets, including expected future cash flow levels, global economic conditions, market price for our stock, and trends with our customers. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance and especially the cash-flow performance of these goodwill assets, adverse market conditions, and adverse changes in applicable laws or regulations. It is possible that if there are changes in these circumstances, or the other variables associated with the estimates, judgments and assumptions relating to the valuation of goodwill, in assessing the valuation of our goodwill items, we may determine that it is appropriate to write down a portion of our goodwill or intangible assets and record related non-cash impairment charges. In the event that we determine that we are required to write-down a portion of our goodwill items and other intangible assets, and thereby record related non-cash impairment charges, our financial position and results of operations would be adversely affected.

We face risks related to our defined benefit pension plans, including the need for additional funding as well as higher costs and liabilities

Our defined benefit pension plans may require additional funding or give rise to higher related costs and liabilities which, in some circumstances, could reach material amounts and negatively affect our results of operations. We are required to make certain year-end assumptions regarding our pension plans. Our pension obligations are dependent on several factors, including factors outside our control such as changes in interest rates, the market performance of the diversified investments underlying the pension plans, actuarial data and adjustments, and an increase in the minimum funding requirements or other regulatory changes governing the plans. Adverse equity market conditions and volatility in the credit market may have an unfavorable impact on the value of our pension assets and our future estimated pension liabilities. Internal factors such as an adjustment to the level of benefits provided under the plans may also lead to an increase in our pension liability. If these or other internal and external risks were to occur, alone or in combination, our required contributions to the plans and the costs and net liabilities associated with the plans could increase substantially and have a material effect on our business.

Information concerning our defined benefit plans is included in Note 18 of the Consolidated Financial Statements on pages 72 through 75 of the Annual Report, filed with the SEC on February 23, 2012 as Exhibit 13 to our Form 10-K for the year ended December 31, 2011.

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

You should not anticipate or expect the payment of cash dividends on our common stock

Our dividend policy is subject to the discretion of our Board of Directors and depends upon a number of factors, including our earnings, financial condition, cash and capital needs and general economic or business conditions. Although we currently use dividends as a way to return value to our stockholders, during the second quarter of 2009 until the third quarter of 2010, our Board of Directors suspended our quarterly dividend after determining that a suspension was necessary in light of the decline in global light vehicle production, the uncertainty surrounding the recession at the time and the inherent risk of customer defaults. While we have resumed the payment of dividends on our common stock, in the future, there can be no assurance that the Board of Directors will continue to declare dividends.

Increases in IT security threats, the sophistication of computer crime and our reliance on global data centers could expose our systems, networks, solutions and services to risks

As the world’s largest automotive safety system supplier with facilities in 29 countries, we rely extensively on information technology (IT) systems and the use of our global data centers. These IT systems and data centers are vulnerable to disruptions, including those resulting from natural disasters, cyber attacks or failures in third-party-provided services. Disruptions and attacks on our IT systems pose a risk to the security of our systems and our ability to protect our networks and the confidentiality, availability and integrity of our and our customers’ data. As a result, such attacks or disruptions could potentially lead to the leakage of confidential information, including our intellectual property, improper use of our systems and networks, manipulation and destruction of data, production downtimes and both internal and external supply shortages, which could have an adverse effect on our results of operations.

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

We also have manufacturing and distribution facilities in many countries. Some of these countries are growth markets. International operations, especially in growth markets, are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions;

•	exposure to local political turmoil;

•	expropriation and nationalization;

•	enforcing legal agreements or collecting receivables through foreign legal systems;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	currency controls;

•	investment restrictions or requirements; and

•	export and import restrictions.

Increasing our manufacturing footprint in the growth markets and our business relationships with automotive manufacturers in these markets are particularly important elements of our strategy. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential impact on us vary from country to country and are unpredictable.

Global integration may result in additional risks

Because of our efforts to integrate our operations globally to manage cost, we face the additional risk that, should any of the other risks discussed herein materialize, the negative effects could be more pronounced. For example, while supply delays of a component historically typically only affect a few customer models, such a delay could now affect several models of several customers in several geographic areas. Additionally, as we move our operations to lower-cost countries, we have witnessed an increase in our exposure to risks associated with developing countries, such as the risk of political upheaval. Similarly, should we face a recall or warranty issue due to a defective product, such a recall or warranty issue is now more likely to involve a larger number of units in several geographic areas.

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

In addition, growth markets are more likely to utilize foreign currency restrictions that govern the transfer of funds out of such country. As we continue to increase our presence in such countries, there is an increased risk that such foreign currency controls may create difficulty in repatriating profits from lower-cost countries in the form of taxes or other restrictions.

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

In the future, the best growth opportunities may be in passive safety electronics and active safety systems markets, which include and are likely to include other and often larger companies than our traditional competitors. If we fail to adequately manage these acquisition risks, the acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect our financial results.

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. At present, we hold more than 6,300 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. We utilize, and have access to, the patents of our joint ventures. Our patents expire on various dates during the period 2012 to 2031. We do not expect the expiration of any single patent to have a material adverse effect on our business, results of operations and financial condition. Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Also, any patents now owned by us may not afford protection against competitors that develop similar technology.

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

Although we have no known pending material environmental related issues, we have made and will continue to make capital and other expenditures to comply with environmental requirements. To reduce our exposure to environmental risk, we implemented an environmental plan in 1996 based on our environmental policy. According to the plan, we sought to certify according to ISO 14001, an international standard for environmental management systems, all of our plants and units. To date, 86% of our facilities representing 97% of our consolidated sales, have been certified according to ISO 14001. However, we cannot assure you that we have been or will be at all times in complete compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts that we, at each time, may have reserved.

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

However, these regulations are subject to change based on a number of factors that are not within our control, including new scientific or medical data, adverse publicity regarding the safety risks of airbags or seatbelts (for instance, to children and small adults), domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products, and more. Changes in government regulations in response to these and other considerations could have a severe impact our business.

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

Additional information relating to our environmental management is included in the Annual Report in the section “Contribution to Protecting the Environment” on page 18 and in the “Management’s Discussion and Analysis” section “Environmental” on page 48 of the Annual Report and is incorporated herein by reference.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

Autoliv’s principal executive offices are located at Vasagatan 11, 7th floor, SE-111 20, Stockholm, Sweden. Autoliv’s various businesses operate in a number of production facilities and offices. Autoliv believes that its properties are adequately maintained and suitable for their intended use and that the Company’s production facilities have adequate capacity for the Company’s current and foreseeable needs. All of Autoliv’s production facilities and offices are owned or leased by operating (either subsidiary or joint venture) companies.

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Items Produced at Facility	Owned/ Leased
Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, airbag inflators, steering wheels and seatbelt webbing	Owned

Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned

Autoliv Electronics Canada, Inc.	Markham, Ontario	Airbag electronics, radar sensors	Leased

VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Beijing) Vehicle Safety Systems Co., Ltd.	Beijing	Seatbelts	Owned

Autoliv (Changchun) Vehicle Safety Systems Co. Ltd.	Changchun	Airbags and seatbelts	Owned

Autoliv (China) Electronics Co., Ltd.	Shanghai	Airbag electronics	Owned

Autoliv (China) Inflator Co., Ltd.	Shanghai	Airbag inflators	Owned

Autoliv (China) Steering Wheel Co., Ltd.	Shanghai	Steering wheels	Owned

Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned

Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Seatbelts	Owned

Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Airbags, seatbelts and airbag cushions	Owned

Changchun Hongguang-Autoliv Vehicle Safety System Co., Ltd.	Changchun	Seatbelts	Leased

Taicang Van Oerle Alberton Shenda Special Type Textile Products Co., Ltd.	Shanghai	Seatbelt webbing	Owned

Estonia
AS Norma	Tallinn	Seatbelts and belt components	Owned

France
Autoliv Electronic SAS	Cergy-Pontoise	Airbag electronics	Leased
	Saint-Etienne du Rouvray	Airbag electronics	Leased

Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags	Owned

Autoliv Isodelta SAS	Chiré-en-Montreuil	Steering wheels and covers	Owned

EAK SNC Composants Pour L’Automobile	Valentigney	Seatbelts and airbags	Owned

Livbag SAS	Pont-de-Buis	Airbag inflators	Owned

N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Airbag initiators and seatbelt micro gas generators	Owned

Germany
Autoliv B.V. & Co. KG	Braunschweig	Airbags	Owned
	Dachau	Airbags	Leased
	Elmshorn	Seatbelts	Owned

Autoliv Protektor GmbH	Lübeck	Seatbelts	Leased

Autoliv Sicherheitstechnik GmbH	Döbeln	Seatbelts	Owned

Norma GmbH	Norderstedt	Seatbelt components	Leased

Hungary
Autoliv Kft.	Sopronkovesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts	Leased
	Mysore	Seatbelt webbing	Owned
	Delhi	Airbags	Leased
	Chennai	Seatbelts	Leased
	Uttarakhand	Seatbelts	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts	Leased

Japan
Autoliv Japan Ltd.	Atsugi	Steering wheels	Owned
	Hiroshima	Airbags and steering wheels	Owned
	Taketoyo	Airbag inflators	Owned
	Tsukuba	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Steering wheels	Owned

Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts	Owned

Autoliv Safety Technology de Mexico S.A. de C.V.	Tijuana	Seatbelts	Leased

Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Airbag cushions	Leased

	Querétaro	Airbags	Leased

Netherlands
Van Oerle Alberton B.V.	Boxtel	Seatbelt webbing	Owned

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags and seatbelts	Owned

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts, seatbelt webbing, airbags, airbag inflators	Owned
	Lugoj	Airbag cushions	Owned
	Prejmer	Springs for retractors and height adjusters	Leased

Russia
OOO Autoliv	St. Petersburg	Seatbelts	Leased
	Togliatti	Seatbelts	Leased

South Africa
Autoliv Southern Africa (Pty) Ltd.	Gauteng	Seatbelts, airbags and steering wheels	Owned

South Korea
Autoliv Corporation	Seoul	Airbags and seatbelts	Owned
	Wonju	Airbags and seatbelts	Owned

Spain
Autoliv BKI S.A.U.	Valencia	Airbags	Owned

Autoliv KLE S.A.U.	Barcelona	Seatbelts	Owned

Sweden
Autoliv Electronics AB	Motala	Safety electronics	Leased

Autoliv Mekan AB	Hässleholm	Components for car seats	Owned

Autoliv Sverige AB	Vårgårda	Airbags, seatbelts and airbag inflators	Owned

Taiwan
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts and airbags	Owned
	Chonburi	Airbag cushions	Leased

Tunisia
SWT1 SARL	El Fahs	Leather wrapping of steering wheels	Owned

SWT2 SARL	Nadhour	Leather wrapping of steering wheels	Owned

ASW3 SARL	Nadhour	Leather wrapping of steering wheels	Owned

SWTF SARL	El Fahs	Leather wrapping of steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelts and airbags	Owned

Autoliv Teknoloji Urunleri Sanyai Ve Ticaret A.S.	Gebze-Kocaeli	Leather wrapping of steering wheels	Leased

Autoliv Metal Pres Sanayi Yi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelt components	Owned

United Kingdom
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City, Utah	Airbag inflators	Owned
	Goleta, California	Night vision	Leased
	Lowell, MA	Radar sensors	Leased
	Ogden, Utah	Airbags	Owned
	Promontory, Utah	Gas generant	Owned
	Tremonton, Utah	Airbag initiators and seatbelt micro gas generators	Owned

TECHNICAL CENTERS AND CRASH TEST LABORATORIES

Location	Function

China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd., Shanghai	Technical center for airbags and seatbelts with full-scale test laboratory

France
Autoliv France SNC., Gournay-en-Bray	Technical center for airbags and
seatbelts with full-scale test laboratory

Autoliv Electronics SAS, Cergy-Pontoise	Technical center for electronics

Livbag SAS, Pont-de-Buis	Technical center for inflator and pyrotechnic development

Germany
Autoliv B.V. & Co. KG, Dachau	Technical center for airbags with full-scale test laboratory
Elmshorn	Technical center for seatbelts with full-scale test laboratory

India
Autoliv India Private Ltd., Bangalore	Technical center for airbags and seatbelts with sled testing

Japan
Autoliv Japan Ltd., Tsukuba	Technical center for airbags with sled test laboratory
Hiroshima	Technical center for electronics

Romania
Autoliv Romania S.R.L., Brasov	Technical center for seatbelts with sled test laboratory
Timisoara	Technical center for electronics

South Korea
Autoliv Corporation, Seoul	Technical center with sled test laboratory

Sweden
Autoliv Development AB, Vårgårda	Research center

Autoliv Sverige AB, Vårgårda	Technical center for airbags with full-scale test laboratory

Autoliv Electronics AB, Motala/Linköping	Technical center for electronics and active safety

USA
Autoliv ASP Inc., Auburn Hills, Michigan	Technical center for airbags, seatbelts
with full-scale test laboratory
Ogden, Utah	Technical center for airbags, inflators and pyrotechnics
Southfield, Michigan	Technical center for electronics and active safety
Lowell, MA	Technical center for active safety

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

Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, and with the exception of the antitrust investigations discussed below, it is the opinion of management that the various lawsuits to which the Company currently is a party will not have a material adverse impact on the consolidated financial position of Autoliv. However, the Company may experience material litigation, product liability or other losses in the future.

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

NPC

In 2009, Autoliv initiated a closure of its Normandy Precision Components (NPC) plant located in France. Most of the former NPC-employees have filed claims in French courts claiming damages in an aggregate amount of €11 million (approximately $14 million) and/or other remedies. While we intend to vigorously defend against this action, the outcome is unpredictable and any reserves may not be sufficient to cover any associated expense.

SEVA Patent Dispute

On April 19, 2010, SEVA Technologies SA (“SEVA”) initiated actions in France against several employees and wholly-owned subsidiaries of Autoliv, Inc. In the actions, SEVA alleges that the defendants misappropriated confidential information disclosed under a non-disclosure agreement and used such information to obtain a patent. SEVA has indicated that it may seek damages of €22 million (approximately $28 million). Autoliv has rejected the claims and has made no provisions for any expenses relating thereto but continues to evaluate the matter as SEVA amends or modifies its allegations.

Antitrust Investigation

As previously reported, Autoliv ASP Inc., a Company subsidiary, received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (“DOJ”) on February 8, 2011. The subpoena requested documents and information as part of a long-running investigation into possible anti-competitive behavior among certain suppliers to the automotive vehicle industry, including Autoliv. On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of Autoliv BV & Co KG, a Company subsidiary in Germany, to gather information for a similar inquiry.

The DOJ and EC investigations are still ongoing. It is the Company’s policy to cooperate with governmental investigations. As previously disclosed, it is probable that, for the reporting periods in which the related liabilities become estimable or the investigations are resolved, the Company’s operating results and cash flows will be materially adversely impacted. However, given the ongoing nature of the investigations and the uncertainties associated with them, the Company is not yet able to predict or estimate the duration of the investigations, what their future scope may be, what, if any, conduct each regulatory authority may pursue, what each regulatory authority may conclude, or what sanctions each regulatory authority will seek. As a result, the Company remains unable to estimate the impact these investigations will have or predict the reporting periods in which such impacts may be recorded. Accordingly, it is not possible for the Company to determine a range of any loss given these uncertainties. Consequently, the Company has not recorded a provision for loss as of December 31, 2011.

Item 4. Mine Safety Disclosures

Not applicable.

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

Share price and dividends

Information on the Company’s quarterly share prices and dividends declared and paid for the two most recent years, 2011 and 2010, is included in the “Share Price and Dividends” table on page 33 of the Annual Report and is incorporated herein by reference.

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

The Settlement Rate is based on the applicable market value of the Company’s common stock on the settlement date. The minimum and maximum number of shares to be issued under the purchase contracts is approximately 5.7 million and 6.9 million, respectively (giving effect to the dividends paid during 2011 and the exchange of the Equity Units discussed below).

The Company intends to remarket the Notes prior to March 31, 2012 whereby the interest rate on the Senior Notes will be reset and certain other terms of the Senior Notes may be modified in order to generate sufficient remarketing proceeds to satisfy the Equity Unit holders’ obligations under the purchase contract. If the Senior Notes are not successfully remarketed, then a put right of the holders of the Notes will be automatically exercised unless such holders (a) notify the Company of their intent to settle their obligations under the purchase contracts in cash, and (b) deliver $25 in cash per purchase contract, by the applicable dates specified by the purchase contracts. Following such exercise and settlement, the Equity Unit holders’ obligations to purchase shares of Common Stock under the purchase contracts will be satisfied in full, and the Company will deliver the shares of Common Stock to such holders.

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

In May and early June of 2010, pursuant to separately negotiated exchange agreements with holders representing an aggregate of approximately 2.3 million Equity Units, the Company issued an aggregate of approximately 3.1 million shares of Autoliv’s common stock from the treasury and paid an aggregate of approximately $7.4 million in cash to these holders in exchange for their Equity Units. While the remaining aggregate interest coupons for each Equity Unit amounts to $4, the average cost in these transactions was $3.14 per unit, a discount of 22%. Each of the separately negotiated exchanges is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) thereof. Following the exchanges, approximately 4.3 million Equity Units remain outstanding.

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

Shares Previously Authorized for Issuance Under the Amended and Restated 1997 Stock Incentive Plan

The following table provides information as of December 31, 2011, about the common stock that may be issued under the Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights(2)	(b) Weighted- average exercise price of outstanding options, warrants and rights(3)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(4)
Equity compensation plans approved by security holders(1)	1,393,124	$46.26	4,461,088	(4)
Equity compensation plans not approved by security holders	—	—	—
Total	1,393,124	$46.26	4,461,088

(1)	Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, as amended by Amendment No. 1 dated December 17, 2010.
(2)	Includes 320,122 shares of common stock issuable upon the vesting and conversion of Restricted Stock Units (RSUs).
(3)	Excludes RSUs, which convert to shares of common stock for no consideration.
(4)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 6. Selected Financial Data

Selected financial data for the five years ended December  31, 2011 is included on page 85 of the Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2011 is included on pages 35 through 51 of the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Quantitative and Qualitative Disclosures about market risk are included in the Management’s Discussion and Analysis section “Risks and Risk Management” on pages 47 through 50 of the Annual Report and are incorporated herein by reference. See also Note 1 of the Notes to Consolidated Financial Statements on pages 56 to 59 of the Annual Report.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2011 and 2010 and the Consolidated Statements of Income and Cash Flows and Statements of Total Equity for each of the three years in the period ended December 31, 2011, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included on pages 52 through 78 of the Annual Report and are incorporated herein by reference.

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

(b) Management's Report on Internal Control Over Financial Reporting

The Management Report on Internal Control over Financial Reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) is included on page 51 of the Annual Report in the section “Management’s Report” immediately preceding the audited financial statements and is incorporated herein by reference.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by our independent registered public accounting firm, as stated in their report that is included on page 78 of the Annual Report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

All events required to be disclosed on form 8-K during the fourth quarter have been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors:

Information concerning the directors and nominees for re-election of directors of Autoliv is included in Item 1 of the 2012 Proxy Statement under the captions “Nominees for Directors at the 2012 Annual Meeting,” “Directors Continuing in Office With Terms Expiring at the 2013 Annual Meeting” and “Directors Continuing in Office With Terms Expiring at the 2014 Annual Meeting” and is incorporated herein by reference.

Executive Officers of the Registrant:

Corporate Executive Management

Jan Carlson, age 51, was appointed a director of Autoliv on May 2, 2007 after becoming President and Chief Executive Officer of Autoliv on April 1, 2007. Mr. Carlson joined Autoliv in 1999 as President of Autoliv Electronics and held that position until April 2005, when he became Vice President for Engineering of Autoliv and a member of the Company’s Executive Committee. As of July 2010, Mr. Carlson also serves on the Board and Compensation Committee of BorgWarner Inc., a product leader in highly engineered components and systems for vehicle powertrain applications worldwide. Since 2010 Mr. Carlson has also served on the board of Teknikföretagen, the Association of Swedish Engineering Industries. Prior to joining Autoliv, Mr. Carlson was President of Saab Combitech, a division within the Saab aircraft group specializing in commercializing military technologies. Mr. Carlson has a Master of Science degree in Physical Engineering from the University of Linköping, Sweden.

Mats Adamson, age 52, Vice President Human Resources, appointed on June 1, 2010. Prior to assuming his current position, Mr. Adamson was Senior Vice President Group Human Resources at Swedish Match, a producer of smoke-free tobacco products, cigars and light products listed on the Stockholm Stock Exchange. He had held this position since 2007. From 1994 to 1997, Mr. Adamson was Human Resource Manager for Swedish Match’s Estonian subsidiary. In 1997, he was promoted Human Resource Director for the Swedish Match North European Sales Region and in 1999 to Vice President Human Resources for the Swedish Match North Europe Division. Prior to joining Swedish Match, he held various human resource positions between 1990 and 1994 at Nordbanken, the predecessor of Nordea, the largest bank in the Nordic region. When Mats Adamson started at Nordbanken he came from a successful career in the Swedish military.

Henrik Arrland, age 44, Vice President Purchasing, appointed September 1, 2011. Prior to assuming his current position, Mr. Arrland was Director for Production of Axles world-wide at Scania, the heavy truck maker. He held this position since 2009. From 1990-1995 he was Sourcing Manager in Global Purchasing at Scania. From 1995-1997 he joined Autoliv and held a position as Manager for Purchasing Coordination. From 1997-1998 he was Purchasing Manager at ITT Flygt, the global submersible pump supplier within ITT Group, after which time he returned to Scania as Purchasing Manager for Cabs in Global Purchasing. In 2001 he was promoted to Purchasing Director in Trucks & Buses for Scania Latin America located in São Paulo, Brasil and in 2005 to Purchasing Director Powertrain in Scania Global Purchasing. Mr. Arrland has a Polytechnic College Exam and holds a Bachelor’s Degree in Business and Administration from Stockholm University.

Johan Löfvenholm, age 42, Vice President Engineering, appointed November 1, 2011. Mr. Löfvenholm has worked for Autoliv since 1995 when he started his career as a trainee. Since then he has held several positions within the company such as Product Development Manager, Autoliv Sweden and Tech Center Director, Autoliv Sweden. In December 2004, Mr. Löfvenholm took on a regional responsibility when appointed Director of Technical & Marketing, Autoliv Asia Pacific. In this role he was also a member of the Asia Pacific Management Team as well as a member of the Autoliv R&D Board. In January 2008, Mr. Löfvenholm was appointed President Autoliv India, responsible for all Autoliv operations in India and in parallel also engaged in his previous engineering role. In July 2010, Mr. Löfvenholm took on the position as Vice President Electronics Europe, with responsibility for all passive electronic operations in Europe and member of the Autoliv Europe and Electronics Management Board management teams. Mr. Löfvenholm holds a Master of Science in Engineering from Chalmers University of Technology, Sweden.

Svante Mogefors, age 57, Vice President Quality and Manufacturing, appointed to the position on April 1, 2005, after having been Director Corporate Quality of Autoliv AB since 2003. On March 7, 2009, Mr. Mogefors was also appointed Vice President Manufacturing. Mr. Mogefors initially joined Autoliv in 1985 and has experience in several functions and positions within Autoliv, including the areas of product development, process implementations and quality control. Between 1990 and 1996, Mr. Mogefors was for a period President of Lesjöfors Herrljunga AB and for another period President of Moelven E-Modul AB. Mr. Mogefors holds a Master of Science degree from the Chalmers University of Technology in Gothenburg.

Mats Ödman, age 61, Vice President Corporate Communications, appointed May 1, 1997, after having been Director of Investor Relations of Autoliv AB since 1994. Before that Mr. Ödman was Vice President Corporate Communications in Fermenta AB and Gambro AB. Prior to that Mr. Ödman was Investor Relations Manager in New York for Pharmacia AB.

Jan Olsson, age 57, Vice President Research, appointed April 1, 2005. On March 2, 2011, Mr. Olsson was appointed acting Vice President Engineering. Mr. Olsson was previously Vice President Engineering from 1997 to 2005, President of Autoliv Sverige AB from 1994 to 1997 and Manager of Engineering of Autoliv Sverige AB from 1989 until August 1994. Mr. Olsson holds a Master of Science degree from the Chalmers University of Technology in Gothenburg.

Lars Sjöbring, age 44, Vice President Legal Affairs, General Counsel and Secretary, appointed September 3, 2007. Prior to joining Autoliv, Mr. Sjöbring held various positions with Telia AB, the predecessor to TeliaSonera AB; Skadden Arps, Slate, Meagher and Flom LLP; and most recently prior to joining Autoliv, was Director Legal, M&A at Nokia Corp. Mr. Sjöbring holds Master of Law degrees from the University of Lund, Sweden; Amsterdam School of International Relations (ASIR), the Netherlands; and Fordham University School of Law, New York City, New York. Mr. Sjöbring is admitted to practice in the State of New York.

Mats Wallin, age 47, Vice President and Chief Financial Officer, appointed July 9, 2009 after having been Corporate Controller of Autoliv, Inc. since 2002. Mr. Wallin was also acting CFO of the Company for four months during 2008. Mr. Wallin joined Autoliv in 2002, and oversaw the initial implementation of compliance procedures relating to the Sarbanes-Oxley Act (SOX). Between 1985 and 2002 Mr. Wallin held various positions in ABB, a global leader in power and automation technologies. He holds a Bachelor of Science in Business Administration and Economics from the Uppsala University, Sweden.

Regional Executive Management

In addition to our executive officers, some operational matters are coordinated among members of the corporate executive management and our regional presidents: Günter Brenner (Europe); Gunnar Dahlén (Asia) and Steve Fredin (Americas). Set forth below is information regarding these regional heads:

Günter Brenner, age 48, President of Autoliv Europe Region, started with Autoliv in that position in January 2009. Before joining Autoliv, Mr. Brenner pursued a successful career within TRW, a competitor of the Company, starting in 1990 as a Manufacturing Engineer for seatbelts and airbags in Alfdorf, Germany. In 1997, he was promoted Head of Engineering of European Seatbelt Manufacturing and, in 1998, General Manager for TRW’s Seatbelt plant in Bergheim, Austria. In 2002, he was promoted to Vice President Operations and Lead Executive with responsibility for TRW’s pan-European Occupant Safety Business. Before he was leaving TRW, he was Vice President & General Manager, Global Occupant Safety Systems of TRW. Mr. Brenner holds a Bachelor’s Degree in Industrial Engineering.

Gunnar Dahlén, age 65, President of Autoliv Asia Region, was appointed to his current position in 2008. He was previously appointed President of Autoliv Asia Pacific Region in 1996. He joined Autoliv in 1989 as Managing Director of Autoliv Australia/New Zealand & South East Asia. Prior to joining Autoliv Mr. Dahlén held positions with Nobel Plast – Sweden from 1985 to 1989 as General Manager; Volvo Car – Sweden Engine Plant from 1978 to 1985 as Manufacturing Manager; PRV – France from 1975 to 1978 as Technical Manager; Volvo Car – Sweden Engine Plant from 1971 to 1975 as Production Engineering Manager. Mr. Dahlén is a graduate of Chalmers University of Technology with a Master of Science degree in Mechanical Engineering. On December 6, 2011, it was announced that Mr. Dahlén will retire as President of Autoliv Asia Region, effective April 1, 2012, and will retire from the Company on June 30, 2012. George Chang, currently President of Autoliv China, will succeed as President Autoliv Asia upon Mr. Dahlén’s retirement.

Steven Fredin, age 50, President Autoliv Americas Region, appointed March 2, 2011. Mr. Fredin has worked for Autoliv since 1988 and has been a key technical leader in virtually all of Autoliv’s product areas. Prior to assuming his current position, he was Group Vice President Engineering. Mr. Fredin has also served as Director Global System Development of the Company and Vice President of Seatbelt Development for Autoliv North America. Mr. Fredin holds a Bachelor of Science degree in Mechanical Engineering from Michigan Technological University.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

The information required by Item 10 regarding directors and officers is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and is incorporated herein by reference.

Corporate Governance

The information required by Item 10 regarding the Company’s Code of Ethics is included under the caption “Corporate Governance Guidelines and Codes of Conduct and Ethics” in the 2012 Proxy Statement, and is incorporated herein by reference. The information required by the same item regarding Audit Committee and Audit Committee financial experts is included in the sections “Committees of the Board” and “Audit Committee Report” in the 2012 Proxy Statement and is incorporated herein by reference.

A matrix summarizing Board Meeting Attendance is published on page 82 in the Annual Report and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 regarding executive compensation for the year ended December 31, 2011 is included under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the 2012 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Compensation Committee is included in the sections “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding beneficial ownership of Autoliv’s common stock is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Shares Previously Authorized for Issuance Under the Plan” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2011, no transactions took place that the Company deemed to require disclosure under Item 13. Further information regarding the Company’s policy and procedures concerning related party transactions is included under caption “Related Person Transactions” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9 (e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of services provided to Autoliv is included under the caption “Ratification of Appointment of Independent Auditors” in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)	Financial Statements

The following consolidated financial statements are included on pages 52 through 55 of the Annual Report and Selected Financial Data is included on page 85 of the Annual Report and are incorporated herein by reference:

(i) Consolidated Statements of Income - Years ended December 31, 2011, 2010 and 2009 (page 52); (ii) Consolidated Balance Sheets - as of December 31, 2011 and 2010 (page 53); (iii) Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010 and 2009 (page 54); (iv) Consolidated Statements of Total Equity – as of December 31, 2011, 2010 and 2009 (page 55); (v) Notes to Consolidated Financial Statements (pages 56-77); (vi) Reports of Independent Registered Public Accounting Firm (page 78).

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

(4)	Index to Exhibits

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2*	Restated By-Laws of Autoliv, Inc.

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of March 1, 2008, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated by reference to Exhibit 4.12 to Autoliv’s Registration Statement on Form S-3 (File No. 333-158139, filing date March 23, 2009).

10.1	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv’s Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997).

10.2	Amendment No. 1 to Autoliv, Inc. Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.3 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.3	Form of Employment Agreement between Autoliv, Inc. and its executive officers, is incorporated herein by reference to Exhibit 10.4 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.4	Form of Supplementary Agreement to the Employment Agreement between Autoliv and certain of its executive officers, is incorporated herein by reference to Exhibit 10.5 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.5	Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Mr. Lars Westerberg, is incorporated herein by reference to Exhibit 10.6 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.6	Form of Severance Agreement between Autoliv and its executive officers, is incorporated herein by reference to Exhibit 10.7 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.7	Pension Agreement, dated November 26, 1999, between Autoliv AB and Mr. Lars Westerberg, is incorporated herein by reference to Exhibit 10.8 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.8	Form of Amendment to Employment Agreement – notice, is incorporated herein by reference to Exhibit 10.9 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.9	Form of Amendment to Employment Agreement – pension, is incorporated herein by reference to Exhibit 10.10 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.10	Form of Agreement – additional pension, is incorporated herein by reference to Exhibit 10.11 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.11	Amendment No.2 to the Autoliv, Inc. 1997 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.12 on Form 10-K (File No. 001-12933, filing date March 11, 2004).

10.12	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson, is incorporated herein by reference to Exhibit 10.13 on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.13	Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Mr. Jan Carlson, is incorporated herein by reference to Exhibit 10.14 on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.14	Settlement Agreement, dated August 26, 2008, between Autoliv France, SNC and Autoliv, Inc. and Mr. Benoît Marsaud, is incorporated herein by reference to Exhibit 10.15 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.15	Terms and conditions for Autoliv, Inc.’s issue of SEK 150 million Floating Rate Bonds due 2010, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.16 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.16	Terms and conditions for Autoliv, Inc.’s issue of SEK 300 million Floating Rate Bonds due 2011, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.17 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.17	Facility Agreement, dated October 16, 2008, between Autoliv, Inc. and Skandinaviska Enskilda Banken for SEK 1 billion facility, is incorporated herein by reference to Exhibit 10.18 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.18	Amended and Restated Autoliv, Inc. 1997 Stock Incentive Plan, filed as Appendix A of the Definitive Proxy Statement of the Company on Schedule 14A filed on March 23, 2009 and is incorporated herein by reference.

10.19	Financing commitment agreement, dated December 18, 2009, between Autoliv AB and the European Investment Bank (EIB) giving Autoliv access to a loan of €225 million, as amended by amendment dated July 18, 2011, is incorporated herein by reference to Exhibit 10.20 on Form 10-K (File No. 001-12933, filing date February 19, 2010).

10.20	Facility Agreement, dated June 22, 2010, between Autoliv AB, a wholly owned Swedish subsidiary of Autoliv, Inc., and Nordea, is incorporated herein by reference to Exhibit 10.21 on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.21	Facility Agreement, dated June 22, 2010, between Autoliv AB, a wholly owned Swedish subsidiary of Autoliv, Inc., and Swedish Export Credit Corporation and SEB, is incorporated herein by reference to Exhibit 10.22 on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.22	Termination Agreement, dated November 12, 2010, between Autoliv, Inc. and Halvar Jonzon, is incorporated herein by reference to Exhibit 10.23 on Form 10-K (File No. 001-12933, filing date February 23, 2011).

10.23	Amendment No.1 to the Autoliv, Inc. Autoliv, Inc. 1997 Stock Incentive Plan as Amended and Restated on May 6, 2009, dated December 17, 2010, is incorporated herein by reference to Exhibit 10.24 on Form 10-K (File No. 001-12933, filing date February 23, 2011).

10.24	Amendment, dated July 15, 2011, to Financing commitment agreement, dated December 18, 2009, between Autoliv AB and the European Investment Bank (EIB) filed Exhibit 99.l on Form 10-Q (File No. 001-12933, filing date July 21, 2011).

10.25	Facilities Agreement of $1,100,000,000, dated April 16, 2011, among Autoliv Inc. and the lenders named therein, is incorporated herein by reference to Exhibit 99.j on Form 10-Q (File No. 001-12933, filing date April 20, 2011).

10.26*	Form of Amendment to Employment Agreement between Autoliv, Inc. and its executive officers – pension.

10.27*	Form of Amendment to Employment Agreement between Autoliv, Inc. and its executive officers – non-equity incentive award.

10.28*	Amendment to Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson (pension).

11	Information concerning the calculation of Autoliv's earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

12.1*	Ratio of Earnings to Fixed Charges.

13*	Autoliv's Annual Report to Shareholders for the fiscal year ended December 31, 2011.

14	Autoliv’s Code of Ethics (available at www.autoliv.com).

21*	Autoliv's List of Subsidiaries.

22	No matters were submitted to Autoliv's stockholders during the fourth quarter of 2011.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.i	Form of Indemnification Agreement between Autoliv, Inc. and its Directors and certain of its executive officers is incorporated herein by reference to Exhibit 99.i on Form 10-K (File No. 001-12933, filing date February 23, 2009).

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Total Equity; and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 23, 2012.

AUTOLIV, INC.

(Registrant)

By /s/ Mats Wallin

Mats Wallin

Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 23, 2012.

Title	Name

Chairman of the Board of Directors	/s/ Lars Nyberg
Lars Nyberg

Chief Executive Officer and Director
(Principal Executive Officer)	/s/ Jan Carlson
Jan Carlson

Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)	/s/ Mats Wallin
Mats Wallin

Director	/s/ Robert W. Alspaugh
Robert W. Alspaugh

Director	/s/ Walter Kunerth
Walter Kunerth

Director	/s/ Xiaozhi Liu
Xiaozhi Liu

Director	/s/ George A. Lorch
George A. Lorch

Director	/s/ James M. Ringler
James M. Ringler

Director	/s/ Kazuhiko Sakamoto
Kazuhiko Sakamoto

Director	/s/ Wolfgang Ziebart
Wolfgang Ziebart