Form 10-K/A
period 2011-12-31
AUTOLIV INC
filed 2012-03-07
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock outstanding as of February 16, 2012: 89,336,077.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Autoliv, Inc. (“Autoliv”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Amendment No. 1”), filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2012 (the “Original Report”), in order to add the information required by Item 11 of Part III of Form 10-K and to correct a typographical error in the Management’s Discussion and Analysis (“MD&A”) section of our Annual Report to Shareholders for the Fiscal Year ended December 31, 2011 (the “Annual Report”), which was filed as Exhibit 13 to the Original Report.

We are amending Item 11 of Part III of the Original Report by deleting the text of such Item 11 in its entirety and replacing it with the information provided below under that heading. We are also amending Item 7 of Part II of the Original Report by deleting the text of such Item 7 in its entirety and replacing it with the full text of the MD&A from the Annual Report, as corrected. The only change to the MD&A is to fix a typographical error in the “Effect on key ratios of restructuring costs” table. Unless otherwise noted, all references and cross-references to the annual report or to the Notes to our Consolidated Financial Statements within this Amendment No. 1 are to the Annual Report that was filed as Exhibit 13 to the Original Report.

This Amendment No. 1 does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amendment No. 1 the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report and any other filings we made with the SEC subsequent to the filing of the Original Report.

Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Trends

Autoliv, Inc. (the “Company”) provides advanced technology products for the automotive market. In the three-year period from 2009-2011 (the time period required by the SEC to be reviewed in this analysis), a number of factors have influenced the Company’s operations. The most notable factors have been:

•	Significant changes in global light vehicle production (LVP)

•	Take-off of new market (active safety)

•	Restructuring and cost structure improvements

•	Building a pro-active balance sheet

	2011		2010		20091)
YEARS ENDED DEC. 31 (DOLLARS IN MILLIONS, EXCEPT EPS)	Reported	% change	Reported	% change	Reported	% change
Global light vehicle production (in thousands)	74,845	3	72,643	25	58,051	(12)
Consolidated net sales	$8,232	15	$7,171	40	$5,121	(21)
Gross profit2)	$1,728	9	$1,592	88	$848	(25)
Gross margin,%	21.0	(1.2)	22.2	5.6	16.6	(0.8)
Operating income	$889	2	$869	1,159	$69	(78)
Operating margin, %	10.8	(1.3)	12.1	10.8	1.3	(3.4)
Net income attributable to controlling interest	$623	5	$591	5,810	$10	(94)
Net margin, %	7.6	(0.6)	8.2	8.0	0.2	(2.3)
Earnings per share, EPS	$6.65	4	$6.39	5,225	$0.12	(95)
Return on total equity, %	19.6	(2.7)	22.3	21.8	0.5	(6.8)

1)	Severance and restructuring costs were unusually high in 2009, when they reduced operating income by $133, and net income by $96. This corresponds to 2.6% on operating margin, and 1.9% on net margin. The impact on earnings per share (EPS) was $1.14 while return on equity was reduced by 4.1%. In 2010, severance and restructuring costs declined to levels which are consistent with historical levels before the crisis. See also the table in this Item 7 “Effect on key ratios of restructuring costs” and Note 10 of the Notes to the Consolidated Financial Statements.
2)	Affected by fixed asset impairments of $0 million in 2011, $1 million in 2010, and $5 million in 2009.

LVP and market shifts

The most important driver for Autoliv’s sales is light vehicle production (LVP).

This growth driver began the three-year period 2009-2011 by declining 12% in 2009 to 58 million vehicles. This was due to the financial crisis that began in September 2008. In 2010, global LVP rebounded and grew by 25% to nearly 73 million vehicles, which exceeded the previous all-time record of 69 million vehicles from 2007. In 2011, growth continued and LVP grew by 3% to nearly 75 million vehicles. This was in line with the expectations at the beginning of the year despite the earthquake in Japan and the flooding in Thailand that are estimated to have reduced global LVP by 0.5 million vehicles or by nearly one percentage point (p.p.).

Not only has there been a significant swing in LVP during the three-year period, but there has also been a substantial shift in the geographical mix. The growth in global LVP has been concentrated in China, India, Eastern Europe and other growth markets. Specifically China and India stand out with increases of 50% and 17% in 2009; 32% and 32% in 2010, and of 3% and 10% in 2011. In contrast, LVP in the established markets in North America, Western Europe and Japan declined and was 9% lower in 2011 than in 2008. The established markets produced 38 million vehicles in 2008, 28 million in 2009, and 34 million in 2010 and 2011, respectively. These markets now account for only 46% of global LVP compared to 57% in 2008. These geographic shifts in the LVP mix have affected Autoliv and our industry, since the average safety content is significantly higher in the established markets than in the growth markets (see Safety Content per Vehicle below).

Another important change during 2009-2011 is the market share shift among vehicle manufacturers. While these changes started long before the three-year period, the financial crisis accelerated the trends. In 2008, General Motors, Ford and Chrysler had a combined global LVP market share of 22%. In 2009, their market share dropped to a low point of 19% and recovered slightly in 2010 to 20% and to 21% in 2011. However, the recovery in the last year may be temporary since Asian manufacturers were severely affected by the Japanese earthquake in March and the flooding in November in Thailand. As a reflection of these changes, the market share for the Japanese and other Asian vehicle manufacturers first increased to 52% in 2009 from 50% in 2008 and continued to increase in 2010 to 53%. However, in 2011, the Japanese earthquake and the flooding in Thailand caused the share to decline to 50% of global LVP.

Autoliv is better balanced

Autoliv has managed to proactively adapt to and take advantage of these market trends. This is mainly due to three reasons: 1) timely investments in growth markets long before these markets started to grow after the crisis, 2) early introduction and fast execution of our restructuring activities (see below), and 3) acquisitions, including acquisitions of minority shares in joint ventures (to secure a higher portion of the growth of the joint ventures which often operate in the growth markets).

We have, for many years, strengthened Autoliv’s position globally with the Japanese and other Asian vehicle manufacturers. We have also made substantial investments in China, South Korea, India and Thailand.

As a result, Autoliv now has a much more balanced sales mix with 38% of 2011 sales in Europe, 31% in the Americas and 31% in Asia compared to 50%, 25% and 25%, respectively, in 2009. Chinese sales have risen to 12% of total sales in 2011 from 9% in 2009, and sales in our Rest of Asia Region (i.e. excluding China and Japan) have risen to 10% in 2011 from 5% in 2009. This improved position in Asia is important as it not only provides a more diversified sales mix, but these markets are expected to continue to grow the most during the next several years.

Also as a result of our actions and the overall market trends, Asian customers have grown to account globally for 34% of our sales in 2011 from 29% in 2009. During the same time, Hyundai/KIA has grown to become our fourth largest customer with 9% of sales from having been the eleventh largest customer with 4% of sales in 2009. Consequently, Autoliv’s overall customer mix has also become better balanced; in addition, with an improved position with the fastest growing vehicle manufacturers. For additional information on Autoliv’s dependence on certain customers and vehicle models, see page 48 of the Annual Report.

Safety Content per Vehicle

The shift in global LVP from the established markets in North America, Western Europe and Japan to the growth markets in Asia, Eastern Europe and South America has also affected the other major growth driver for Autoliv’s market, i.e. the average safety content per vehicle.

This driver of the market used to grow by approximately 3% per year when LVP and vehicle sales were highly concentrated in the traditional markets. However, for the last seven years global LVP has been concentrated in growth markets, and the global average safety content per vehicle has remained almost unchanged at approximately $260 for passive safety systems (airbags, seatbelts and related electronics).

This static period reflects the fact that the average safety content value is primarily determined by the balance between two conflicting trends. On the one hand, the introduction of new safety technologies, regulations and various rating programs of crash performance which increase the safety content per vehicle. On the other hand, the trend that growth in global LVP is highly concentrated to growth markets, such as China and India where the average safety content is less than $200 and $70, respectively. This exerts a dilutive effect on the global average value. In addition, there is always a negative effect from continued pricing pressure from vehicle manufacturers.

However, these low safety-content vehicles do also add to the size of the global automotive safety market. In addition, the safety standards of vehicles are improving in the growth markets, partly due to new regulations and crash test rating programs. For instance, China introduced a rating program for crash performance of new vehicles in 2006, and Latin America followed suit in 2010. Brazil has decided to mandate frontal airbags in all new vehicles sold as of 2014, while India is considering introducing a crash test rating program for new vehicles and has decided to up-grade its seatbelt regulations. Additionally, NHTSA upgraded the U.S. crash-test rating programs in 2010 and, in Europe, the Euro NCAP program is in the process of being upgraded. All of these trends, in combination with the introduction of various active safety systems, should help mitigate the current dilutive mix effect from vehicles with low safety content and, subsequently, enable the average global safety value per vehicle to start increasing again and, including active safety systems, the average content value per vehicle rose to approximately $270 already in 2011.

Autoliv is also committed to capitalize on the overall market trend towards smaller, lighter vehicles with research and development projects aimed at increasing the safety of smaller cars. For instance, we launched a special research and development program for small car safety in 2008, in connection with our Action Program (see below).

Take-off of New Market

In parallel with our commitment to enhance passive safety in primary small cars, we are driving—mainly for the medium and upper-end vehicle models—the rapid expansion of the market for active safety systems. The market segments of the active safety that we address almost doubled during 2011 to approximately $800 million from 2010 and are expected to continue to grow rapidly.

We helped to pioneer this market in 2006 by introducing an infrared-based night vision system. In 2008, we acquired an automotive radar business (for blind-spot detection, park assist, emergency braking, etc.). In 2010, we acquired Visteon’s radar business. In 2011, we introduced a camera-based vision system (for forward-collision warning, traffic sign recognition, etc.) and acquired an advanced long-range radar technology from Astyx, as well as software programs for camera systems from Hella.

In addition, we have increased our research, development and engineering (R,D&E) activities related to active safety. Our total R,D&E expense, net has been augmented by 37% to $441 million from the 2009-level, a significant portion of which is for active safety projects. As a result of the acquisitions, the strong market growth and our investments in R,D&E, Autoliv’s sales in active safety grew by 73% in 2010 to $85 million and by 89% in 2011 to $160 million and are expected to exceed half a billion dollars by 2015.

In addition, Autoliv is entering another market for active safety, the $6 billion market for brake control systems. In 2011, we received our first order for this market. It is for a new cost-efficient technology that could offer better performance in electronic stability control (ESC) for vehicles compared to many existing ESC-systems on the market. This order (see page 12 of the Annual Report) is expected to result in sales beginning in 2014.

Restructuring

During the three-year period from 2009-2011, the Company’s margins have fluctuated significantly. In 2009, operating margin plummeted to 1.3% from 4.7% in 2008, partially due to restructuring costs that reduced the margin by 2.6 percentage points in 2009 (and by 1.3 points in 2008). Operating margins subsequently recovered to 12.1% in 2010 and leveled off at 10.8% in 2011. Along with the cyclicality of the automotive business, these swings reflect two major changes. First, we have restructured the Company to reduce costs and focus on growth areas such as China. Second, we have increased Autoliv’s market share, both through organic growth and acquisitions.

Our restructuring program was announced in July 2008 and, within nine months, we had reduced headcount by nearly 10,000 or 23%. As a result, restructuring costs increased in 2009 to $133 million, after a three-fold increase in 2008 to $80 million. In 2011, restructuring costs dropped to an unusually low level of $5 million from $21 million in 2010, which is more consistent with historical levels before the crisis.

In total, our restructuring actions generated estimated cost savings of $135 million in 2009, $70 million in 2010 and $21 million in 2011 as year-over-year comparisons. See also Note 10 to Consolidated Financial Statements included herein for further information on our restructuring activities.

The effects on some key ratios from restructuring costs are provided in the table on the next page.

Cost Structure Improvements

As a result of the Company’s transformation during the crisis, labor cost and depreciation have been reduced significantly. Total labor costs have been reduced to correspond to 22.0% of sales in 2011 and 21.8% in 2010 from 26.2% in 2009. These improvements reflect both our expansion in low-cost countries (LCC) and restructuring actions which have reduced, in particular, headcount in high-cost countries (HCC) and indirect personnel in overheads. The improvements also reflect productivity enhancements. The productivity improvements in manufacturing are estimated to have been 6% for every year during the last three-year period. It is worth noting that Autoliv’s productivity improvement target, which is at least 5% per year, was achieved even in 2009 when LVP dropped sharply as well as in 2010 and 2011 when production volumes jumped in LCC and many new employees were needed and trained rapidly.

The reduction in depreciation stems from plant closures in HCC. New manufacturing capacity required in response to increased global LVP has been concentrated in LCC, where the cost for buildings and machinery are lower than in HCC and where less capital-intensive manufacturing processes and less automation can be used. This shift in Autoliv’s manufacturing structure has had a favorable effect on the Company’s ratio of fixed assets to sales.

In 2009, raw material prices declined and generated cost savings of nearly $60 million in Autoliv’s supply chain. However, raw material prices have since rebounded resulting in nearly $20 million higher commodity costs in 2010 and nearly $100 million higher in 2011. The effect of these higher commodity costs has been compounded by the continuous sales price erosion in our industry. Therefore, the combined effects have caused the cost for raw materials to increase to 27.4% of sales in 2011 from 24.9% in 2010 and from 24.3% in 2009. This, in turn, has caused direct material costs (of which raw materials is the largest cost component) to increase to 53.7% of sales in 2011 from 51.9% in 2010 and 51.8% in 2009, despite an increased level of component sourcing in LCC, productivity improvements in the supply chain, standardization of components and other sourcing improvement activities as well as redesign of products in order to reduce weight and raw material content of our products.

Building a Pro-Active Balance Sheet

Autoliv entered the three-year period from 2009-2011 with a net debt on January 1, 2009 of $1.2 billion and a net-debt-to-capitalization ratio of 36%. At the end of the period, on December 31, 2011, the Company was instead net debt-free, with a net cash of $92 million. This transformation reflects first and foremost the Company’s strong cash flow. During 2009-2011, operations have generated $2,175 million in cash, while capital expenditures totaled $743 million.

The transformation from a net debt position to a net cash position also reflects the fact that Autoliv raised $377 million (see page 44 of the Annual Report) in March 2009 when two of the Company’s major customers (GM and Chrysler) were near bankruptcy. These potential bankruptcies threatened to push Autoliv’s long-term credit rating into junk bond territory. The equity raise also allowed the Company to take advantage of acquisition opportunities during the financial crisis and to negotiate a favorable loan commitment from the European Investment Bank (see page 44 of the Annual Report).

The Company’s strong cash flow and financial position also allowed us to resume dividend payments in the third quarter 2010, and subsequently to increase the dividend for four consecutive quarters to a current annualized dividend amount that is 29% higher than the highest dividend amount paid before the crisis in 2008-2009.

Furthermore, due to its strong balance sheet, Autoliv has been able to do a number of strategic acquisitions that has accelerated its sales growth, increased its vertical integration to save costs and, last but not least, to pioneer the new market of active safety sensing technologies. These acquisitions totaled $205 million during the three year period 2009-2011.

The Company started to build its current financial position in order to have adequate resources for acquisitions. Subsequently, two additional reasons have emerged for maintaining a strong balance sheet. First, uncertainties surround the macroeconomic outlook and the sovereign debt crisis. Secondly, the antitrust investigations in the automotive supplier industry (see page 39 of the Annual Report) are still on-going and therefore, the financial impact on Autoliv is not possible to estimate at this time.

Given the fact that the Company may need funds for all three of these purposes within a relatively short time span and given that the amounts needed for each one of them are not currently estimable, we believe it is prudent to maintain, for the time being, a high level of financial flexibility until more transparency has been obtained regarding the outcome of these events.

EFFECT ON KEY RATIOS OF RESTRUCTURING COSTS	Reported			Effect of restructuring costs
(DOLLARS IN MILLIONS, EXCEPT EPS)	2011	2010	2009	2011	2010		2009
Gross profit	$1,728	$1,592	$848	$—	$(1	)1)	$(5	)1)
Operating income	$889	$869	$69	$(5)	$(21)		$(133)
Income before income taxes	$828	$806	$6	$(5)	$(21)		$(133)
Net income	$627	$595	$13	$(4)	$(16)		$(96)
Earnings per share	$6.65	$6.39	$0.12	$(0.04)	$(0.17)		$(1.14)
Net cash provided by operating activities	$758	$924	$493	$(22)	$(66)		$(85)
Gross margin, %	21.0	22.2	16.6	(0.0)	(0.0)		(0.1)
Operating margin, %	10.8	12.1	1.3	(0.1)	(0.3)		(2.6)

1)	Impairments of fixed assets.

Outlook for 2012

According to IHS (formerly CSM), global LVP is expected to grow by 2% during the first quarter 2012 and by 4% during the full year. However, virtually all of the LVP increase is expected to occur in growth markets with relatively low average safety content vehicles or in Japan where Autoliv’s market share is lower than in other markets. In addition, LVP in the important European market is expected to decline by 12% in the first quarter and by 8% during the full year.

        Despite this negative geographical LVP mix, Autoliv expects to continue to outperform global LVP and increase its organic sales by nearly 5% in the first quarter and by around 7% during the full year. This strong performance is mainly due to a favorable vehicle model mix. The guidance for the first quarter is primarily based on the Company’s current call-offs from customers, while the indication for the full year is based on IHS’s LVP data. Currency effects are expected to reduce sales by approximately 3%, both for the quarter and the full year, provided that mid-January currency exchange rates prevail. Consequently, consolidated sales are expected to increase by 2% for the first quarter and by nearly 4% for the full year 2012.

As a consequence of the mixed LVP trends, Autoliv’s manufacturing capacity needs to be aligned with the demand in the individual markets. The cost for these alignments are currently difficult to assess, but they could be more than $50 million. In parallel with these capacity alignments, we will increase R,D&E expenses, net by more than $60 million to drive future growth.

Excluding the capacity alignment costs and excluding costs related to the on-going antitrust investigations, an operating margin around 10% is expected for the first quarter while the indication for the full year is an operating margin in the range of 10-11%. Included in this guidance is a 0.8 p.p. negative margin effect from the R,D&E increase mentioned above.

Interest expense, net during 2012 is expected to be reduced when Autoliv’s most expensive debt (carrying a 15% interest rate) is re-marketed in the first quarter (see Note 12 and 13 to Consolidated Financial Statements included herein). This debt was entered into along with purchase contracts that will be settled on April 30, thereby increasing the number of shares outstanding on that day by approximately 5.7 million, as calculated as per December 31, 2011. The weighted average number of shares outstanding for the full year 2012, assuming dilution, will be increased to approximately 94.7 million, subject to adjustments.

The projected effective tax rate for 2012, excluding any discrete items that might arise, is estimated to be around 27%.

Non-U.S. GAAP Performance Measures

In this annual report we sometimes refer to non-U.S. GAAP measures that we and securities analysts use in measuring Autoliv’s performance.

We believe that these measures assist investors in analyzing trends in the Company’s business for the reasons given below. Investors should not consider these non-U.S. GAAP measures as substitutes, but rather as additions to financial reporting measures prepared in accordance with U.S. GAAP.

These non-U.S. GAAP measures have been identified, as applicable, in each section of this annual report with tabular presentations on this page and page 51 of the Annual Report, reconciling them to U.S. GAAP.

It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

Organic Sales

We analyze the Company’s sales trends and performance as changes in “organic sales growth”, because the Company currently generates nearly 80% of net sales in currencies other than the reporting currency (i.e. U.S. dollars) and currency rates have proven to be very volatile. We also use organic sales to reflect the fact that the Company has made several acquisitions and divestitures.

Organic sales presents the increase or decrease in the overall U.S. dollar net sales on a comparable basis, allowing separate discussions of the impact of acquisitions/divestitures and exchange rates.

The tabular reconciliation below presents changes in “organic sales growth” as reconciled to the change in total U.S. GAAP net sales.

Beginning in 2011, we changed the definition for “Sales by Market” to better reflect the importance of our growth markets. We now use five markets, Europe, Americas (both North and South America), Japan, China and Rest of Asia (RoA), while historically we used four markets: Europe, North America, Japan and Rest of the World (RoW).

COMPONENTS IN SALES INCREASE/DECREASE (DOLLARS IN MILLIONS)
	Europe		Americas		Japan		China		RoA1)		Total
2011 VS. 2010%		$	%	$	%	$	%	$	%	$	%	$
Organic change	6.3	$173.8	16.0	$351.3	(14.2)	$(112.7)	13.4	$108.8	17.9	$109.7	8.8	$630.9
Currency effects	5.8	161.1	0.6	13.7	10.2	80.3	4.8	39.4	4.2	26.0	4.5	320.5
Acquisitions/divestitures	0.3	8.4	–	–	–	–	2.5	20.5	13.3	81.5	1.5	110.4
Reported change	12.4	$343.3	16.6	$365.0	(4.0)	$(32.4)	20.7	$168.7	35.4	$217.2	14.8	$1,061.8

	Europe		Americas		Japan		China		RoA1)		Total
2010 VS. 2009%		$	%	$	%	$	%	$	%	$	%	$
Organic change	10.9	$277.7	50.3	$658.8	51.7	$258.0	63.6	$307.8	21.8	$60.0	30.5	$1,562.3
Currency effects	(3.4)	(85.8)	2.3	30.3	6.7	33.6	1.0	4.8	10.2	28.0	0.2	10.9
Acquisitions/divestitures	0.7	16.3	14.8	194.1	–	–	3.4	16.4	90.5	249.9	9.3	476.7
Reported change	8.2	$208.2	67.4	$883.2	58.4	$291.6	68.0	$329.0	122.5	$337.9	40.0	$2,049.9

1)	Rest of Asia

RECONCILIATION OF “OPERATING WORKING CAPITAL” TO U.S. GAAP MEASURE

(DOLLARS IN MILLIONS)

DECEMBER 31	2011	2010	2009
Total current assets	$3,000.3	$2,688.6	$2,179.6
Total current liabilities	(2,085.9)	(1,834.5)	(1,693.5)
Working capital	$914.4	$854.1	$486.1
Cash and cash equivalents	(739.2)	(587.7)	(472.7)
Short-term debt	302.8	87.1	318.6
Derivative (asset) and liability, current	(4.0)	(0.7)	3.4
Dividends payable	40.2	35.6	–
Operating working capital	$514.2	$388.4	$335.4

RECONCILIATION OF “NET DEBT” TO U.S. GAAP MEASURE

(DOLLARS IN MILLIONS)

DECEMBER 31	2011	2010	2009
Short-term debt	$302.8	$87.1	$318.6
Long-term debt	363.5	637.7	820.7
Total debt	$666.3	$724.8	$1,139.3
Cash and cash equivalents	(739.2)	(587.7)	(472.7)
Debt-related derivatives	(19.1)	(10.0)	(4.5)
Net (cash) debt	$(92.0)	$127.1	$662.1

Operating Working Capital

Due to the need to optimize cash generation to create value for shareholders, management focuses on operating working capital as defined in the table to the left.

The reconciling items used to derive this measure are, by contrast, managed as part of our overall management of cash and debt, but they are not part of the responsibilities of day-to-day operations’ management.

Net Debt

As part of efficiently managing the Company’s overall cost of funds, we routinely enter into “debt-related derivatives” (DRD) as part of our debt management. The most notable DRD were entered into in connection with the 2007 U.S. Private Placements.

Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company’s debt and therefore we provide this non-U.S. GAAP measure.

By adjusting for DRD, the total financial liability of net debt is disclosed without grossing it up with currency or interest fair market values that are offset by DRD reported in other balance sheet captions.

Significant Litigation

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

“Safe Harbor Statement”

This Annual Report contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are those that address activities, events or developments that Autoliv, Inc. or its management believes or anticipates may occur in the future, including statements relating to industry trends, business opportunities, sales contracts, sales backlog, and on-going commercial arrangements and discussions, as well as any statements about future operating performance or financial results.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements are so identified.

        All such forward-looking statements, including without limitation, management’s examination of historical operating trends and data, are based upon our current expectations, various assumptions or data available from third parties and apply only as of the date of this report. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as these assumptions are inherently subject to risks and uncertainties and contingencies which are difficult or impossible to predict and are beyond our control.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our restructuring and cost reduction initiatives discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer and customer preferences for end products, customer losses, changes in regulatory conditions, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, fluctuation of foreign currencies, fluctuation in vehicle production schedules for which the Company is a supplier, component shortages, market acceptance of our new products, costs or difficulties related to the integration of any new or acquired businesses and technologies, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments or joint-venture arrangements, pricing negotiations with customers, our ability to be awarded new business, increased costs, supply issues, product liability, warranty and recall claims and other litigation and customer reactions thereto, possible adverse results of pending or future litigation or infringement claims, negative impacts of governmental investigations and litigation related to the conduct of our business, tax assessments by governmental authorities, legislative or regulatory changes, political conditions, dependence on customers and suppliers, as well as the risks identified in Item 1A “Risk Factors” in our 10-K for the year ended December 31, 2011. Except for the Company’s ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

Year Ended December 31, 2011 Versus 2010

COMPONENT OF CHANGE IN NET SALES	Airbag Products1)	Seatbelt Products2)	Active Safety	Total
Organic change	8.3%	7.0%	86.9%	8.8%
Currency effects	4.4%	4.7%	2.1%	4.5%
Acquisitions/divestitures	1.5%	1.6%	—	1.5%
Reported change	14.2%	13.3%	89.0%	14.8%

1) Includes passive safety electronics, steering wheels, inflators and initiators; 2) Includes seat components

Net Sales

Net sales for 2011 increased by 15%, or $1,061 million, to $8,232 million, primarily due to a 9%, or $631 million, increase in organic sales (non-U.S. GAAP measure, see page 38). Currency effects increased sales by $321 million, or more than 4%, and acquisitions by nearly 2%, or $110 million, (see page 42 of the Annual Report).

The organic sales increase of 9% was 6 percentage points (p.p.) more than the increase in global LVP. This was mainly due to Autoliv’s strong performance in South Korea, China and North America, where organic sales grew 21 p.p., 10 p.p. and 8 p.p. more than LVP in each respective market.

Organic sales of airbag products rose by 8% compared to the 3% increase in global LVP. Autoliv’s outperformance primarily reflects the Company’s strong position in side-impact airbags, a market that is growing faster than the market for frontal airbags.

Organic sales of seatbelt products increased by 7% which was more than twice as much as the increase in global LVP partly due to market share gains in the expanding Chinese market.

Sales of active safety almost doubled from $85 million to $160 million, mainly due to new radar business with Chrysler and higher optional take-rates at Mercedes.

In Europe, sales rose by 12% to $3,102 million including positive currency effects of 6%. Organic sales increased by 6%, which was 1 p.p. more than the increase in European LVP of 5%.

In the Americas, consolidated sales rose by slightly less than 17% to $2,559 million, while organic sales rose by 16% and currency effects added slightly less than 1%. The growth in organic sales was twice as much as the 8% increase in LVP in the Americas, mainly due to new business with Ford, Chrysler and GM.

In China, sales increased by 21% to $982 million. Excluding currency effects and acquisitions, which added 5% and 3%, organic sales grew by 13% which was 10 p.p. more than China’s LVP.

In Japan, sales declined by 4% to $758 million despite favorable currency effects of 10%. The decline in organic sales of 14% was in line with the 14% decline in Japan’s LVP. Both declines were mainly due to the earthquake in the first quarter of 2011.

In the Rest of Asia (RoA) sales increased by 35% to $831 million. Excluding acquisitions and currency effects that added 13% and 4%, respectively, sales grew organically by 18%, which was 13 p.p. more than the growth in the region’s LVP. This was mainly due to Autoliv’s strong performance in the important South Korean market and to new business from Hyundai/KIA and GM. Both LVP and sales were affected by the flooding in Thailand and by component shortage due to the Japanese earthquake.

Gross Profit

Gross profit increased by 9%, or $136 million, to $1,728 million, primarily due to higher sales. However, gross margin declined to 21.0% from 22.2% in 2010. This was mainly due to a 1.2 p.p. negative effect from higher raw material prices and to costs for step-up of the manufacturing capacity in our growth markets.

Operating Income

Operating income improved by 2%, or $20 million, to $889 million while operating margin declined by 1.3 p.p. to 10.8%, almost in line with the 1.2 p.p. decline in gross margin, despite the fact that $80 million higher Research, Development and Engineering (R,D&E) expense, net, had a 1.0 p.p. negative effect. Legal fees of $14 million for the on-going antitrust investigations (see page 39 of the Annual Report) had a 0.2 p.p. negative effect.

R,D&E expense, net rose by 22% to $441 million and, in relation to sales, to 5.4% from 5.0% in 2010, primarily due to our increased undertakings in active safety. Selling, General & Administrative (S,G&A) expense rose by 13% to $369 million, but continued to decline in relation to sales to 4.5% from 4.6%.

Interest Expense, Net

Interest expense, net increased by 12%, or $6 million, to $57 million compared to 2010 as a reflection of higher Swedish Krona floating interest rates. This more than offset a favorable effect from a lower average net debt (non-U.S. GAAP measure, see page 38 of the Annual Report). Average net debt during the year was reduced to $67 million during 2011 from $433 million during 2010. Pre-tax income also included a charge of $6 million for debt extinguishment costs (see Note 12).

The higher interest expense, net and the lower average net debt reflects the fact that strong cash flow from operations reduced primarily short-term debt which has lower interest rates compared to primarily fixed rate long-term debt. It also reflects the fact that the return on the cash on deposit is significantly lower than the average borrowing cost with the highest interest rate for some of the remaining debt at 15%. However, the interest rate for this loan will be reduced in the first quarter 2012 when the loan will be re-marketed (see Note 12 and 13).

Income Taxes

Income before taxes increased by 3% or $23 million to $828 million primarily due to higher operating income. Income tax expense was $201 million, net of discrete tax items of $25 million, resulting in an effective tax rate of 24.3%, compared to 26.1% for 2010.

During 2011, the Company completed the formalities to close the tax audits on the Company’s U.S. tax returns for 2003-2008. As a result of the conclusion of the U.S. tax audits and other proceedings, the Company released $24 million of its tax reserves in the second quarter in 2011.

See Note 4 to Consolidated Financial Statements included herein.

Net income and Earnings per Share

Net income attributable to controlling interest improved by 6% or $33 million to $623 million, resulting in a net income margin of 7.6% compared to 8.2% in 2010.

Earnings per share assuming dilution improved by $0.26 to $6.65 due to higher net income, partially offset by more shares outstanding. The weighted average number of shares outstanding assuming dilution increased by 1% to 93.7 million primarily as a result of the exchange of 2.3 million equity units in 2010 (see Note 13) and a dilutive effect from the remaining equity units (see Note 20). The higher number of shares outstanding had a 10 cent negative effect on earnings per share.

Year Ended December 31, 2010 Versus 2009

COMPONENT OF CHANGE IN NET SALES	Airbag Products1)	Seatbelt Products2)	Active Safety	Total
Organic change	33.5%	24.0%	75.4%	30.5%
Currency effects	0.1%	0.5%	(2.1)%	0.2%
Acquisitions/divestitures	11.7%	5.2%	—	9.3%
Reported change	45.3%	29.7%	73.3%	40.0%

1)	Includes passive safety electronics, steering wheels, inflators and initiators;
2)	Includes seat components

Net Sales

Net sales for 2010 increased by 40%, or $2,050 million, to $7,171 million, primarily due to a 31% or $1,562 million increase in organic sales (non-U.S. GAAP measure, see page 38 of the Annual Report) and a 9% or $477 million effect from acquisitions (see page 42 of the Annual Report). Currency effects of $11 million had an insignificant effect on the overall sales growth.

Organic sales rose 6 percentage points (p.p.) more than the 25% LVP increase, mainly due to China, where organic sales grew more than twice as fast as LVP. The strong performance was also due to our operations in Japan and North America where production recoveries were particularly strong for premium vehicles with high safety content whose production dropped the most during the crisis.

Organic sales of airbag products rose by 34% compared to the 25% increase in LVP. Autoliv’s strong performance primarily reflects the Company’s strong position in side-impact airbags whose market is growing faster than the market for frontal airbags.

Organic sales of seatbelt products increased by 24%, virtually in line with LVP growth. This reflects strong sales of active seatbelts and other high value-added seatbelts, new business primarily with Asian vehicle manufacturers and Autoliv’s strong position in the expanding Chinese market.

Organic sales of active safety increased by 75% due to new business for these technologies.

In Europe sales rose by 8% to $2,759 million despite negative currency effects of 3%. Organic sales increased by 11%, which was 5 p.p. less than the European LVP.

In the Americas sales increased by 67% to $2,194 million. Excluding acquisitions and currency effects that added 15% and 2%, respectively, organic sales rose by 50%, which was 19 p.p. more than the increase in the region’s LVP.

In China sales increased by 68% to $813 million. Excluding acquisitions and currency effects that added 3% and 1%, respectively, organic sales grew by 64%, which was twice as much as Chinese LVP.

In Japan sales increased by 58% to $791 million including favorable currency effects of more than 6%. Organic sales growth of 52% was 33 p.p. more than the growth in Japanese LVP.

In the Rest of Asia (RoA) sales increased by 123% to $614 million. Excluding acquisitions and currency effects that added 91% and 10%, respectively, sales grew organically by 22%, which was 9 p.p. less than the growth in the region’s LVP.

Gross Profit

Gross profit increased by 88%, or $744 million, to $1,592 million and gross margin to 22.2% from 16.6% in 2009, primarily due to higher sales and saving effects from our restructuring activities. This, in combination with savings in component costs, offset the inherent sales price erosion in the automotive industry. The net savings in component costs are estimated to amount to 3.5% for 2010, despite a nearly $20 million negative effect from higher raw material prices.

Operating Income

Operating income improved by $800 million to $869 million and operating margin to 12.1% from 1.3% in 2009. This was mainly due to the improvement in gross profit, $112 million lower restructuring charges, and to year-over-year margin improving cost savings in 2010 due to restructuring efforts commenced in 2008. In 2010, restructuring charges amounted to $21 million which had a 0.3 p.p. negative margin effect compared to $133 million and 2.6 p.p. in 2009.

These positive income effects were partially offset by $39 million higher Research, Development and Engineering (R,D&E) expense, net and by $27 million higher Selling, General & Administrative (S,G&A) expense. Higher R,D&E expense reflects a strong order intake and higher expense for new active safety projects. Higher S,G&A partially reflects the effect of acquisitions. Therefore, in relation to sales, S,G&A expense declined to 4.6% from 5.9% in 2009 and R,D&E expense, net declined to 5.0% from 6.3%.

Interest Expense, Net

Interest expense, net decreased by 18%, or $11 million, to $51 million compared to 2009. Average net debt (non-U.S. GAAP measure, see page 38 of the Annual Report) decreased by 54%, or $500 million, to $433 million during 2010.

Net debt at the end of 2010 was reduced by $535 million to $127 million, despite $94 million higher capital expenditures, net, and $141 million for acquisitions and purchases of shares in subsidiaries (see page 42 of the Annual Report). The net debt reduction was primarily due to operational cash flow of $924 million and a $46 million effect from an accelerated exchange of equity units in the second quarter (see page 44 of the Annual Report). This exchange had a negative income effect of $12 million due to a related extinguishment of debt.

The weighted annual average interest rate, net increased to 11.8% from 6.7% in 2009. This reflects the fact that the strong cash flow reduced short-term debt with low interest rates much more than long-term debt. It also reflects the fact that the return on the cash on deposit is significantly lower than the average borrowing cost and the fact that the highest interest rate for some of the remaining debt is 15% (see Note 12 and 13).

Income Taxes

Income before taxes increased by $800 million to $806 million primarily due to higher operating income.

Income tax expense was $210 million, net of discrete tax items of $18 million, resulting in an effective tax rate of 26.1%. For 2009, income taxes were a benefit of $7 million.

During 2010, a substantial amount of previously unrecognized foreign tax credits were utilized in connection with internal dividends paid to the U.S.

See Note 4 to Consolidated Financial Statements included herein.

Net income and Earnings per Share

Net income attributable to the controlling interest improved by $581 million to $591 million, resulting in a net income margin of 8.2% compared to 0.2% in 2009.

Earnings per share assuming dilution improved by $6.27 to $6.39 due to higher net income, partially offset by more shares outstanding.

The weighted average number of shares outstanding assuming dilution increased by 9% to 92.4 million primarily as a result of the sale of treasury shares in March 2009, the exchange of 2.3 million equity units in 2010 (see Note 13) and a dilutive effect from the remaining equity units (see Note 20).

The higher number of shares outstanding had a 60 cent negative effect on earnings per share.

Liquidity, Resources and Financial Position

Cash from Operations

Cash flow from operations, together with available financial resources and credit facilities, are expected to be sufficient to fund Autoliv’s anticipated working capital requirements, capital expenditures and future dividend payments.

Cash provided by operating activities was $758 million in 2011, $924 million in 2010 and $493 million in 2009.

While management of cash and debt is important to the overall business, it is not part of the operational management’s day-to-day responsibilities. We therefore focus on operationally derived working capital and have set a policy that this key ratio should not exceed 10% of the last 12-month net sales.

At December 31, 2011, operating working capital (non-U.S. GAAP measure see page 38 of the Annual Report) stood at $514 million corresponding to 6.2% of net sales compared to $388 million and 5.4%, respectively, at December 31, 2010. The ratios were reduced by 0.4 percentage points from provisions for restructuring charges in 2011 and by 0.7 points in 2010, and favorably impacted by 1.0 percentage points and 0.9 points, respectively, from the sale of receivables and discounting of notes of in total $83 million in 2011 and $65 million in 2010 (see “Treasury Activities” on page 44 of the Annual Report).

Days receivables outstanding (see page 79 of the Annual Report for definition) decreased to 67 at December 31, 2011 from 69 days one year earlier. Factoring agreements did not have any material effect on days receivables outstanding for 2011, 2010 or 2009.

Days inventory outstanding (definition on page 79 of the Annual Report) stood unchanged at 32 days from December 31, 2010.

Capital Expenditures

Cash generated by operating activities continued to be sufficient to cover capital expenditures for property, plant and equipment.

Capital expenditures, gross were $367 million in 2011, $236 million in 2010 and $140 million in 2009, corresponding to 4.5% of net sales in 2011, 3.3% of net sales in 2010 and 2.7% in 2009.

In 2011, capital expenditures, net of $357 million were $89 million higher than depreciation and amortization of $268 million. However, in 2010 and 2009, when capital expenditures, net were $224 million and $130 million, respectively, they were $58 million and $184 million less than depreciation and amortization of $282 million and $314 million, respectively.

Capital expenditures for 2012 are expected to be around 4.5% of sales to support the increasing need for manufacturing capacity in China and other growth markets.

During 2011, two plants were expanded in China and two other Chinese plants were transferred to new buildings. Additionally, to meet the growing unit sales and the need for additional manufacturing capacity, a seatbelt webbing facility was opened in India, a steering wheel plant was expanded in Brazil, an airbag cushion plant was opened in Thailand and an airbag cushion plant moved to a larger building in Brazil.

In addition, the construction of a new plant was commenced in Indonesia.

Business Combinations and Acquisitions

The total cost (net of cash acquired) of business combinations and acquisitions of subsidiary shares amounted to $23 million in 2011, to $141 million in 2010 and to $41 million in 2009. In the Consolidated Statements of Cash Flow for 2010 on page 54, $77 million of these payments are reported in “Acquisition of businesses, net of cash acquired” while $64 million relates to acquiring remaining shares in the subsidiaries AS Norma and Autoliv Nichiyu Co. Ltd. (see below) are reported in “Acquisition of subsidiary shares from non-controlling interest”.

Historically, the Company has made several acquisitions. Generally, we focus on two primary growth areas around our core business with the greatest potentials: Active safety systems and growth markets. During the financial crisis, we also made several acquisitions as a means of participating in a consolidation of the automotive safety industry.

In 2011, Autoliv acquired two technologies related to active safety: 1) Soft-ware from Hella for camera-based forward-looking systems such as Traffic Sign Recognition (TSR), Lane Detection (LD) and Light Source Recognition (LSR), and 2) a license from Astyx for its long-range radar that will supplement Autoliv’s existing short and medium range radar in Adaptive Cruise Control (ACC), Emergency Braking (EB) and Forward Collision-Warning (FCW). These acquisitions are expected to start to generate sales in 2014 and 2015, respectively.

In 2010, we acquired the automotive radar business of Visteon. This acquisition generated sales of $2 million during 2010.

Also in 2010, Autoliv acquired the remaining 49% of the shares in AS Norma in Estonia for $50 million. Norma is the leading automotive safety company in the Russian market, and had annual sales of $56 million in 2010. However, since Norma was already a consolidated entity, the acquisition did not impact Autoliv’s consolidated sales.

Furthermore, in 2010, Autoliv acquired the remaining 40% of the shares in its Japanese inflator subsidiary Autoliv Nichiyu Co. Ltd (ANC) for $7 million and Delphi’s Pyrotechnic Safety Switch (PSS) business. Since ANC was already consolidated, this acquisition did not affect Autoliv’s consolidated sales, while PSS added annualized sales of $8 million.

In 2009 and the beginning of 2010, Autoliv acquired virtually all of Delphi’s assets for airbags, steering wheels and seatbelts following Delphi’s announcement in the spring of 2009 that they intended to exit these markets. These acquired Delphi assets were located in North America, South Korea and Europe. Finally, in August 2010, we acquired Delphi’s remaining assets in passive safety, which was a 51% interest in the Chinese seatbelt joint venture Beijing Delphi Safety Product Co. Ltd (BDS). The purchase price of these Delphi assets was approximately $107 million, while the acquisitions added annual sales of approximately $570 million.

In the beginning of 2009, Autoliv also acquired, as part of our Asian growth strategy, the remaining 30% of shares in the Chinese seatbelt company NHA in Nanjing for $11 million. Since this entity was already consolidated, the acquisition did not affect Autoliv’s consolidated sales.

Financing Activities

Cash used in financing activities amounted to $223 million during 2011 and to $529 million during 2010, including $64 million in 2010 used to purchase shares of our subsidiaries (see above). Cash and cash equivalents increased by $151 million during 2011 to $739 million and by $115 million during 2010 to $588 million at December 31. Gross debt decreased by $59 million during 2011 to $666 million at the end of the year and by $414 million during 2010 to $725 million at December 31, 2010.

Net debt (non-U.S. GAAP measure see page 38 of the Annual Report) decreased during 2011 by $219 million to a positive net cash position of $92 million at December 31, 2011. During 2010, net debt decreased by $535 million to $127 million while the net-debt-to-capitalization ratio (for definition, see page 79 of the Annual Report) decreased to 4% at December 31, 2010 from 21% one year earlier.

Income Taxes

The Company has reserves for taxes that may become payable in future periods as a result of tax audits.

At any given time, the Company is undergoing tax audits in several tax jurisdictions and covering multiple years. Ultimate outcomes are uncertain but could, in future periods, have a significant impact on the Company’s cash flows. See discussions of income taxes under “Accounting Policies” on page 45 of the Annual Report and also Note 4 to Consolidated Financial Statements included herein.

Pension Arrangements

The Company has defined benefit pension plans covering most U.S. employees, although the Company has frozen participation in the U.S. plans to exclude employees hired after December 31, 2003. Many of the Company’s non-U.S. employees are also covered by pension arrangements.

At December 31, 2011, the Company’s recognized liability (i.e. the actual funded status) for its U.S. and non-U.S. plans was $193 million, an increase of $57 million from 2010. The plans had a net unamortized actuarial loss of $133 million recorded in Accumulated other comprehensive income (loss) in the Consolidated Statement of Equity at December 31, 2011, compared to $79 million one year earlier. The amortization of this loss is expected to be $9 million in 2012.

The liability increase in 2011 was mainly due to a $63 million increase in the U.S. plans mainly caused by a decrease in the discount rate and changes in other actuarial assumptions offset by a decrease in the Japanese defined benefit plans which were partially converted into a new defined contribution plan in October 2011.

Pension expense associated with the defined benefit plans was $33 million in 2011, $22 million in 2010, $25 million in 2009 and is expected to be $32 million in 2012.

The increase in pension expense associated with the defined benefit plans in 2011 is mainly due to a $3 million increase in the U.S. plans and a $4 million increase in the Japanese plans as part of the plan conversion which will be decreased going forward.

The Company contributed $30 million to its defined benefit plans in 2011, $16 million in 2010 and $7 million in 2009. The Company expects to contribute $12 million to these plans in 2012 and is currently projecting a yearly funding at approximately the same level in the subsequent years.

The increase in defined benefit plan contributions in 2011 was mainly due to the Japanese plan conversion. These Japanese plans show an increase in contributions of $13 million for 2011 but the amount is expected to be approximately $1 million going forward.

For further information about retirement plans see Note 18 to the Consolidated Financial Statements.

Dividends

Before the global financial crisis, the Company paid quarterly dividends of 39 cents per share in the first and second quarters of 2008. During the crisis, dividend payments were suspended to preserve cash.

As a result of the Company’s fast recovery, efficient cash management and strong balance sheet, dividend payments to shareholders were resumed in the third quarter 2010. Subsequently, the dividend was raised in each of the next four quarters in the following steps; by 17% from 30 cents per share in the third quarter to 35 cents per share in the fourth quarter 2010; by 14% to 40 cents per share in the first quarter 2011; by 8% to 43 cents in the second quarter and by 5% to 45 cents per share in the third quarter 2011.

Total cash dividends paid were $154 million in 2011, $58 million in 2010 and $15 million in 2009. The annualized dividend amount of $160 million (based on 45 cents per share and the number of shares outstanding at December 31, 2011) is 29% higher than the highest amount paid before the crisis in 2008 and 2009.

Equity

During 2011, total equity increased by 14% or $410 million to $3,349 million. This was due to net income of $627 million and a $20 million effect from the issuance of shares and other effects related to stock compensation. Equity was reduced by $159 million due to dividends, by $42 million due to negative currency effects and by $36 million due to changes in pension liabilities.

During 2010, equity increased by 21% or $503 million to $2,939 million. This was as a result of net income of $595 million, a $57 million effect from the equity unit exchange (see Note 13) and a $35 million effect from the issuance of shares and other effects related to stock compensation. Equity was reduced by $93 million due to dividends, by $53 million due to changes in non-controlling interests, by $30 million due to negative currency effects and by $8 million due to changes in pension liabilities.

Impact of Inflation

Except for raw materials, inflation has generally not had a significant impact on the Company’s financial position or results of operations. However, increases in the prices of raw materials in the supply chain had a negative impact of almost $100 million in 2011 and of close to $20 million in 2010. In 2009, lower raw material prices had a favorable impact of approximately $60 million. For 2012, we currently expect a negative impact of around $15 million from higher raw material prices.

Changes in most raw material prices affect the Company with a time lag, which is usually three to six months for most materials (see Component Costs on page 47 of the Annual Report).

In many growth markets inflation is relatively high, especially labor inflation. We have managed to offset this negative effect by mainly labor productivity improvements. However, no assurance can be given that this will be possible also going forward.

Personnel

During the past three years, total headcount (permanent employees and temporary personnel) has swung from a low point of 33,400 in the second quarter 2009 to 47,900 at the end of 2011. This reflects not only the cyclicality of the automotive business but also the combined effect of higher global LVP, strong demand for safer vehicles and Autoliv’s market share gains, which all drive the need for additional manufacturing personnel.

During 2011, total headcount increased by 4,600. There was no impact from acquisitions. During 2010, total headcount increased by 5,400, including 800 from acquisitions. During 2009, headcount increased by 600, while headcount excluding acquisitions declined by 1,100. Excluding acquisitions and divestitures, headcount increased by 11% during 2011 and by 12% during 2010, which should be compared to a 9% increase in organic sales in 2011 and a 31% increase in 2010.

At the end of 2011, 66% of total headcount were in low-cost countries (LCC) compared to 55% at the beginning of the three-year period 2009-2011. Furthermore, 71% of total headcount were direct workers in manufacturing compared to 64% at the beginning of 2009, while 20% of total headcount at December 31, 2011 were temporaries compared to 9% at the turn of the year 2008/2009. As a result, the Company now has a better presence in the highest growth markets and more labor flexibility.

Compensation to directors and executive officers is reported, as is customary for U.S. public companies, in Autoliv’s proxy statement, which will be available to shareholders in March 2012.

Treasury Activities

Credit Facilities

During the last two years, credit markets have eased significantly after the peak of the financial crisis in 2008 and 2009. Although the Company did not have to issue any significant long-term debt during the crisis, Autoliv has taken advantage of the improved credit margins in recent years.

In 2010, the terms of the back-up commitment from the European Investment Bank (EIB) were favorably amended and, in 2011, renegotiated again on more favorable terms (see below). Also in 2010, Autoliv signed a new revolving credit facility (RCF) of SEK 2 billion ($288 million equivalent) with a term of seven years and another RCF of €155 million ($200 million equivalent) with a term of five years. Both facilities had a margin of 1.4% on the applicable LIBOR or IBOR when utilized. In addition, in 2010, Autoliv conducted, at favorable terms, a number of accelerated equity units exchange transactions (see below).

In 2011, credit margins continued to improve during the beginning of the year. However, during summer, the margins started to widen again as a result of the Euro and sovereign debt worries. Before this change in market sentiment, Autoliv refinanced its $1.1 billion revolving credit facility, which was due to mature in November 2012. The new facility, syndicated among 14 banks, has a margin of 0.55% on the applicable LIBOR or IBOR when utilized. After this refinancing, Autoliv cancelled the two above-mentioned facilities from 2010 that were no longer cost efficient. Also before the change in market sentiment, a SEK 600 million ($86 million equivalent) bond was repurchased at a discount. The Company recorded a debt extinguishment cost of $6 million related to this transaction, but the transaction will save $8 million (i.e. $2 million more than the cost) in interest expense through 2014. In connection with the bond buy-back, the Company issued a SEK 300 million [$43 million equivalent) 6-year bond with an interest rate of 3-month STIBOR + 0.95%. Furthermore, the EIB loan commitment was renegotiated again and the terms were further improved. Now loans under this commitment will carry interest rates of EIB’s cost of funds plus 0.3%, which is a more than an 80% reduction from the original terms. As amended, EIB loans will have maturities of up to eight years. No loans were outstanding under this commitment at December 31, 2011 or 2010. EIB’s commitment will expire in December 2012, if it has not been utilized at that time.

        As a result of these actions, Autoliv’s unutilized long-term credit facilities at December 31, 2011 totaled $1.4 billion. None of these facilities are subject to financial covenants. At the same time, the Company had a positive net cash position for the first time ever. At December 31, 2011, net cash amounted to $92 million. See Note 12 to Consolidated Financial Statements included herein for additional information.

During 2010 and 2011, the Company sold receivables and discounted notes related to selected customers. These factoring arrangements increase cash while reducing accounts receivable and customer risks. At December 31, 2011, the Company had received $83 million for sold receivables without recourse and discounted notes with a discount of $2 million during the year, compared to $65 million at year end 2010 with a discount of $2 million recorded in Other financial items, net.

Autoliv’s long-term credit rating from Standard and Poor’s has been BBB+ with stable outlook since July 2010, when the rating was upgraded from BBB. Consequently, Autoliv’s credit rating remains in line with its objective of maintaining a strong investment grade rating.

Equity and Equity Units

In March 2009, we decided to strengthen Autoliv’s equity base mainly for three reasons. First, we wanted to be in a position to participate in a very likely consolidation of our industry resulting from the financial crisis. Second, we wanted to stabilize the Company’s credit rating as GM and Chrysler were at risk of going into bankruptcy and following S&P’s down-grade of three notches of Autoliv between November 2008 and February 2009 from A- to BBB-. Finally, we wanted to have a strong negotiating position with the European Investment Bank (EIB). Autoliv therefore sold 14,687,500 treasury shares at $16.00, and 6,600,000 equity units at $25.00 which generated net proceeds of $377 million.

The number of shares that will be issued as a result of the equity units will depend on the price of the Autoliv stock shortly before April 30, 2012, which is the settlement date for the mandatory purchase contract of each unit (see “Number of Shares” below). The number of shares resulting from the equity units will also be adjusted based on the level of dividends declared prior to April 30, 2012. Furthermore, in early 2012, prior to settlement of the purchase contracts, the notes related to the equity units will be remarketed. Originally, the face value of the debt related to these notes amounted to $165 million, and the number of shares that would have been issued as a result of the equity units was 8.6 million to 10.3 million. However, some holders of the equity units contacted us in the spring of 2010 wanting to exchange their units for cash and common stock and accept a discount compared to the original terms of the agreement. We therefore conducted various accelerated exchange transactions totaling 36% of the then outstanding equity units. The price represented a 22% discount compared to the agreed cash coupon. This reduced our debt by $54 million and increased equity by $57 million due to the issuance of 3,058,735 Autoliv treasury shares. As a result, the face value of the debt related to the equity units was reduced from $165 million to $106 million. The Company also recorded a debt extinguishment cost of $12 million related to the transaction, but the transaction will save $16 million in interest expense through April 2012.

At December 31, 2011, there were 4,250,920 equity units still outstanding. For dilution effects from these units, see “Number of Shares” below. For an additional description of our equity units, see Note 13 to Consolidated Financial Statements included herein.

Number of Shares

At December 31, 2011, there were 89.3 million shares outstanding (net of 13.5 million treasury shares), a 0.3% increase from 89.0 million one year earlier.

Due to the up-coming settlement of the remaining equity units outstanding, the number of shares outstanding will increase on April 30, 2012 by approximately 5.7 million if the Autoliv share price is $19.20 or higher and by approximately 6.9 million if the price is $16.00 or less. The number of shares outstanding is also expected to increase by 1.4 million when all Restricted Stock Units (RSU) vest and all stock options to key employees are exercised, see Note 15 to Consolidated Financial Statements included herein. For these increases of outstanding shares, at least 5.7 million of the Company’s 13.5 million treasury shares will be used.

For calculating earnings per share assuming dilution, Autoliv follows the Treasury Stock Method. As a result, the dilutive effect from the equity units varies with the price of the Autoliv share, as long as the share price is more than the highest settlement price of $19.20 and the Company is profitable. Consequently, for 2011 when the Company was profitable and the average share price for the year was $65.60, the number of shares for calculating earnings per share was increased by 4.0 million due to this effect from the equity units. For the same reason, the equity units increased the number of shares outstanding by 4.5 million during 2010, when the average share price was $57.00.

The Board has authorized a share repurchase program. At December 31, 2011, 3.2 million shares remained of this mandate for repurchases. Purchases can be made from time to time as market and business conditions warrant in open market, negotiated or block transactions. There is no expiration date for the mandate in order to provide management flexibility in the Company’s share repurchases. The Company started to buy back shares in 2000 and has not repurchased any shares after the Lehman Brothers collapse on September 15, 2008. The average cost for all repurchased shares to date is $42.93.

Contractual Obligations and Commitments

AGGREGATE CONTRACTUAL OBLIGATIONS1)

	Payments due by Period
(DOLLARS IN MILLIONS)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations including DRD2)	647	299	138	2	208
Fixed-interest obligations including DRD2)	68	22	28	12	6
Operating lease obligations	99	29	40	17	13
Unconditional purchase obligations	—	—	—	—	—
Other non-current liabilities reflected on the balance sheet	26	—	12	5	9
Total	840	350	218	36	236

1)	Excludes contingent liabilities arising from litigation, arbitration, income taxes or regulatory actions.

2)	Debt-Related Derivatives, see Note 12 to the Consolidated Financial Statements.

Contractual obligations include debt, lease and purchase obligations that are enforceable and legally binding on the Company. Non-controlling interests, post-retirement benefits and restructuring obligations are not included in this table. The major employee obligations as a result of restructuring are disclosed in Note 10 to Consolidated Financial Statements included herein.

Debt obligations including DRD: For material contractual provisions, see Note 12 to Consolidated Financial Statements included herein. The debt obligations include capital lease obligations, which mainly relate to property and plants in Europe, as well as the impact of revaluation to fair value of Debt-Related Derivatives (DRD).

Fixed-interest obligations including DRD: These obligations include interest on debt and credit agreements relating to periods after December 31, 2011, as adjusted by DRD, excluding fees on the revolving credit facility and interest on debts with no defined amortization plan.

Operating lease obligations: The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and data processing and other equipment. Such operating leases, some of which are non-cancelable and include renewals, expire on various dates. See Note 17 to Consolidated Financial Statements included herein.

Unconditional purchase obligations: There are no unconditional purchase obligations other than short-term obligations related to inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.

Purchase agreements with suppliers entered into in the ordinary course of business do not generally include fixed quantities. Quantities and delivery dates are established in “call off plans” accessible electronically for all customers and suppliers involved. Communicated “call off plans” for production material from suppliers are normally reflected in equivalent commitments from Autoliv customers.

Other non-current liabilities reflected on the balance sheet: These consist mainly of local governmental liabilities.

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Accounting Policies

New Accounting Pronouncements

The Company has evaluated all applicable recently issued accounting guidance. None of these recently issued pronouncements have had, or are expected to have, a significant impact on the Company’s future Consolidated Financial Statements.

Application of Critical Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included herein.

Senior management has discussed the development and selection of critical accounting estimates and disclosures with the Audit Committee of the Board of Directors. The application of accounting policies necessarily requires judgments and the use of estimates by a company’s management. Actual results could differ from these estimates.

Management considers it important to assure that all appropriate costs are recognized on a timely basis. In cases where capitalization of costs is required (e.g., certain pre-production costs), stringent realization criteria are applied before capitalization is permitted. The depreciable lives of fixed assets are intended to reflect their true economic life, taking into account such factors as product life cycles and expected changes in technology. Assets are periodically reviewed for realizability and appropriate valuation allowances are established when evidence of impairment exists. Impairment of long-lived assets has generally not been significant.

Revenue Recognition

Revenues are recognized when there is evidence of a sales agreement, delivery of goods has occurred, the sales price is fixed and determinable and the collectability of revenue is reasonably assured. The Company records revenue from the sale of manufactured products upon shipment to customers and transfer of title and risk of loss under standard commercial terms.

Accruals are made for retroactive price adjustments if probable and can be reasonably estimated. Net sales exclude taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers.

Bad Debt and Inventory Reserves

The Company has reserves for bad debts as well as for excess and obsolete inventories.

The Company has guidelines for calculating provisions for bad debts based on the age of receivables. In addition, the accounts receivable are evaluated on a specific identification basis. In determining the amount of a bad debt reserve, management uses its judgment to consider factors such as the prior experience with the customer, the experience with other enterprises in the same industry, the customer’s ability to pay and/or an appraisal of current economic conditions.

Inventories are evaluated based on individual or, in some cases, groups of inventory items. Reserves are established to reduce the value of inventories to the lower of cost or market, with market generally defined as net realizable value for finished goods and replacement cost for raw materials and work-in-process. Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period. The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period.

There can be no assurance that the amount ultimately realized for receivables and inventories will not be materially different than that assumed in the calculation of the reserves.

Goodwill Impairment

The Company performs an annual impairment review of goodwill in the fourth quarter of each year following the Company’s annual forecasting process. The estimated fair market value of goodwill is determined by the discounted cash flow method. The Company discounts projected operating cash flows using its weighted average cost of capital.

To supplement this analysis, the Company compares the market value of its equity, calculated by reference to the quoted market prices of its shares, with the book value of its equity. There were no goodwill impairments in 2009-2011. See “Impairment of Goodwill” in Note 1 to Consolidated Financial Statements included herein.

Restructuring provisions

The Company defines restructuring expense to include costs directly associated with rightsizing, exit or disposal activities. Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a time frame such that significant changes to the exit plan are not likely.

Due to inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated.

Defined Benefit Pension Plans

The Company has defined benefit pension plans in twelve countries. The most significant plans exist in the U.S. and cover most U.S. employees. These plans represent 62% of the Company’s total pension benefit obligation. See Note 18 to Consolidated Financial Statements included herein.

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual pension expense. For the U.S. plans, the assumptions used for calculating the 2011 pension expense were a discount rate of 5.0%, expected rate of increase in compensation levels of 3.8%, and an expected long-term rate of return on plan assets of 7.5%.

The assumptions used in calculating the U.S. benefit obligations disclosed as of December 31, 2011 were a discount rate of 4.6% and an expected rate of increase in compensation levels of 3.5%. The discount rate for the U.S. plans has been set based on the rates of return of high-quality fixed-income investments currently available at the measurement date and are expected to be available during the period the benefits will be paid.

The expected rate of increase in compensation levels and long-term return on plan assets are determined based on a number of factors and must take into account long-term expectations and reflect the financial environment in the respective local markets. The Company assumes a long-term rate of return on U.S. plan assets of 7.5% for calculating the 2011 expense as in 2010. At December 31, 2011, 66% of the U.S. plan assets were invested in equities, which is in line with the target of 65%.

A 1 percentage point (p.p.) decrease in the long-term rate of return on plan assets would result in an increase in the 2011 U.S. benefit cost of $1 million. A 1 p.p. decrease in the discount rate would have increased the 2011 U.S. benefit cost by $5 million and would have increased the December 31, 2011 U.S. benefit obligation by $58 million. A 1 p.p. increase in the expected rate of increase in compensation levels would have increased 2011 U.S. benefit cost by $3 million and would have increased the December 31, 2011 U.S. benefit obligation by $23 million.

Income Taxes

Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Many of these uncertainties arise as a consequence of inter-company transactions and arrangements.

Although the Company believes that its tax return positions are supportable, no assurance can be given that the final outcome of these matters will not be materially different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material effect on the income tax provisions or benefits in the periods in which such determinations are made. See Note 4 to Consolidated Financial Statements included herein.

Contingent Liabilities

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability or other matters. See Note 16 to the Consolidated Financial Statements included herein.

The Company diligently defends itself in such matters and, in addition, carries insurance coverage to the extent reasonably available against insurable risks.

The Company records liabilities for claims, lawsuits and proceedings when they are identified and it is possible to reasonably estimate the cost of such liabilities. Legal costs expected to be incurred in connection with a loss contingency are expensed as such costs are incurred.

In 2011, the Company became subject to two antitrust investigations. It is probable that the Company’s operating results and cash flows will be materially adversely impacted in the reporting periods in which related liabilities become estimable or the investigations are resolved, see Significant Litigation on page 39.

Risks and Risk Management

The Company is exposed to several categories of risks. They can broadly be categorized as operational risks, strategic risks and financial risks. Some of the major risks in each category are described below. There are also other risks that could have a material effect on the Company’s results and financial position and the description below is not complete but should be read in conjunction with the discussion of risks in our 10-K filed with the SEC, which contains a description of our material risks.

As described below, the Company has taken several mitigating actions, applied many strategies, adopted policies, and introduced control and reporting systems to reduce and mitigate these risks. In addition, the Company from time to time identifies and evaluates emerging or changing risks to the Company in order to ensure that identified risk and related risk management are updated in this fast moving environment.

Operational Risks

Light Vehicle Production

Since nearly 30% of Autoliv’s costs are relatively fixed, short-term earnings are highly dependent on capacity utilization in the Company’s plants and are, therefore, sales dependent.

Global LVP is an indicator of the Company’s sales development. Ultimately, however, sales are determined by the production levels for the individual vehicle models for which Autoliv is a supplier (see Dependence on Customers). The Company’s sales are split over several hundred contracts covering at least as many vehicle platforms or models which generally moderates the effect of changes in vehicle demand of individual countries and regions or stops in production, due to for instance natural disasters. The risk in fluctuating sales has also been mitigated by Autoliv’s rapid expansion in Asia and other rapidly growing markets, which has reduced the Company’s former high dependence on Europe from more than 50% of sales to a diversified mix with Europe accounting for 38% of sales in 2011 and the Americas and Asia accounting for 31% each.

It is also the Company’s strategy to reduce this risk in fluctuating sales by using a high number of temporary employees instead of permanent employees. During 2009-2011, the level of temporary workers in relation to total headcount varied between 8% (in April 2009) and 22% (during the first three quarters of 2010). At December 31, 2011, the level of temporary personnel was 20%.

However, when there is a dramatic reduction in the production of vehicle models supplied by the Company as occurred during the financial crisis in 2008 and 2009, it takes time to reduce the level of permanent employees and even longer to reduce fixed production capacity. As a result, our sales and margin could drop significantly and materially impact earnings and cash flow, as seen in 2009.

Pricing Pressure

Pricing pressure from customers is an inherent part of the automotive components business. The extent of pricing reductions varies from year to year, and takes the form of reductions in direct sales prices as well as discounted reimbursements for engineering work.

In response, Autoliv is continuously engaged in efforts to reduce costs and to provide customers added value by developing new products. Generally, the speed by which these cost-reduction programs generate results will, to a large extent, determine the future profitability of the Company. The various cost-reduction programs are, to a considerable extent, interrelated. This interrelationship makes it difficult to isolate the impact of any single program on costs. Therefore, we monitor key measures such as costs in relation to margins and geographical employee mix.

Component Costs

Since the cost of direct materials is approximately 54% of sales, changes in these component costs and raw material prices could have a major impact on margins.

Although the Company does not generally buy raw materials, but rather it purchases manufactured components (such as stamped steel parts and sewn airbag cushions), raw material price changes in Autoliv’s supply chain could have a major impact on our profitability since approximately 51% of the Company’s component costs (corresponding to 27% of net sales) are comprised of raw materials and the remaining 49% are value added by the supply chain. Currently, 35% of the raw material cost (or 10% of net sales) is based on steel prices; 31% on oil prices (i.e. nylon, polyester and engineering plastics (8% of net sales)); 17% on electronic components, such as circuit boards (5% of net sales); and 7% on zinc, aluminum and other non-ferrous metals (2% of net sales).

Except for magnesium and small quantities of steel and plastic resins, which the Company typically buys directly from their producers, changes in most raw material prices affect the Company with a time lag. This lag used to be six to twelve months but now more often is three to six months. For non-ferrous industrial metals like aluminum and zinc, we have quarterly and sometimes monthly price adjustments.

The Company’s strategy is to offset price increases on cost of materials by taking several actions such as the re-design of products to reduce material content (as well as weight), material standardization, consolidating volumes to fewer suppliers and moving components sourcing to low-cost countries. Occasionally, we also buy quantities in advance and support our component suppliers when they want us to do so and we believe it will save costs.

However, should these actions not be sufficient to offset component price increases, our earnings could be materially impacted.

Legal

The Company is involved from time to time in regulatory, commercial and contractual legal proceedings that may be significant, and the Company’s business may suffer as a result of adverse outcomes of current or future legal proceedings. These claims may include, without limitation, commercial or contractual disputes, including disputes with the Company’s suppliers, intellectual property matters, regulatory matters and governmental investigations, personal injury claims, environmental issues, tax and customs matters, and employment matters. Such legal proceedings, including regulatory actions and government investigations, may seek recovery of very large indeterminate amounts or limit the Company’s operations, and the possibility that such proceedings may arise and their magnitude may remain unknown for substantial periods of time. A substantial legal liability or adverse regulatory outcome and the substantial cost to defend the litigation or regulatory proceedings may have an adverse effect on the Company’s business, operating results, financial condition, cash flows and reputation. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and consolidated financial position or that reserves or insurance will mitigate such impact. See Note 16 Contingent Liabilities to the Consolidated Financial Statements – Legal Proceedings.

In 2011, the Company became subject to two antitrust investigations which are probable to have a material adverse impact on Autoliv’s results and cash flow in the reporting periods the impacts become estimable or the investigations are resolved, see Significant Litigation on page 39 of the Annual Report.

Product Warranty and Recalls

The Company is exposed to various claims for damages and compensation, if our products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the relevant product is eventually found to have functioned properly. If a product (actually or allegedly) fails to perform as expected we may face warranty and recall claims. If such actual or alleged failure results in bodily injury and/or property damage, we may in addition face product-liability and other claims. The Company may experience material warranty, recall or product-liability claims or losses in the future, and the Company may incur significant cost to defend against such claims. The Company may also be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product-liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product-liability claims. In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis. Any one or more quality, warranty or other recall issue(s) (also the ones affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures which may have a severe impact on the Company’s operations, such as a temporary or prolonged suspension of new orders.

In addition, there is a risk that the number of vehicles affected by a failure or defect will increase significantly (as would the Company’s costs), since our products more frequently use global designs and are increasingly based on or utilize the same or similar parts, components or solutions.

A warranty, recall or a product-liability claim brought against the Company in excess of the Company’s insurance may have a material adverse effect on its business and/or financial results. Vehicle manufacturers are also increasingly requiring their external suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the product supplied did not perform as represented. Additionally, a customer may not allow us to bid for expiring or new business until certain remedial steps have been taken. Accordingly, the future costs of warranty claims by the Company’s customers may be material. We believe our established reserves are adequate to cover potential warranty settlements typically seen in our business.

The Company’s warranty reserves are based upon management’s best estimates of amounts necessary to settle future and existing claims. Management regularly evaluates the appropriateness of these reserves, and adjusts them when they believe it is appropriate to do so. However, the final amounts determined to be due could differ materially from the Company’s recorded estimates.

The Company’s strategy is to follow a stringent procedure when developing new products and technologies and to apply a proactive “zero-defect” quality policy (see page 28 of the Annual Report). In addition, the Company carries product-liability and product-recall insurance at levels that management believes are generally sufficient to cover the risks. However, such insurance may not always be available in appropriate amounts or in all markets. Management’s decision regarding what insurance to procure is also impacted by the cost for such insurance. As a result, the Company may face material losses in excess of the insurance coverage procured. A substantial recall or liability in excess of coverage levels could therefore have a material adverse effect on the Company.

Environmental

Most of the Company’s manufacturing processes consist of the assembly of components. As a result, the environmental impact from the Company’s plants is generally modest. While the Company’s businesses from time to time are subject to environmental investigations, there are no material environmental-related cases pending against the Company. Therefore, Autoliv does not incur (or expect to incur) any material costs or capital expenditures associated with maintaining facilities compliant with U.S. or non-U.S. environmental requirements.

To reduce environmental risk, the Company has implemented an environmental management system and has adopted an environmental policy (see corporate website www.autoliv.com) that requires, for instance, that all plants should be ISO-14001 certified.

However, environmental requirements are complex, change and are generally becoming more stringent over time. Accordingly, there can be no assurance that these requirements will not change in the future, or that we will at all times be in compliance with all such requirements and regulations, despite our intention to be. The Company may also find itself subject, possibly due to changes in legislation, to environmental liabilities based on the activities of its predecessor entities or of businesses acquired. Such liability could be based on activities which are not at all related to the Company’s current activities.

Sovereign Debt Crisis

Of Autoliv’s global sales, 4% are connected with customer plants in Portugal, Italy, Ireland, Greece or Spain. In addition, there are many vehicles imported to these countries from other plants to which Autoliv is a supplier. Consequently, a significant further drop in vehicle demand in these countries could have a significant impact on Autoliv’s revenues, even if such an effect may be partially offset by export to other markets from the so-called PIIGS countries.

None of the banks in Autoliv’s syndicated revolving credit facility (RCF) and none of the primary relationship banks are domiciled in PIIGS countries.

However, a default of one of these countries or a default of a systemically important bank could have a substantial negative effect on Autoliv’s sales, our customers’ ability to pay their bills to us and Autoliv’s possibility to utilize its financial back-up facilities.

Strategic Risks

Regulations

In addition to vehicle production, the Company’s market is driven by the safety content per vehicle, which is affected by new regulations and new crash-test rating programs, in addition to consumer demand for new safety technologies.

The most important regulation is the U.S. federal law that, since 1997, requires frontal airbags for both the driver and the front-seat passenger in all new vehicles sold in the U.S. Seatbelt installation laws exist in all vehicle-producing countries. Many countries also have strict enforcement laws on the wearing of seatbelts. The U.S. has adopted new regulations for side-impact protection to be phased-in during a three-year period through September 2013. China introduced a crash-test rating program in 2006, and Latin America introduced a similar program in 2010. The United States upgraded its crash-test rating program in 2010 and Europe is phasing in an upgraded Euro NCAP rating system with full implementation in 2012. There are also other plans for improved automotive safety, both in these countries and many other countries that could affect the Company’s market.

However, there can be no assurance that changes in regulations will not adversely affect the demand for the Company’s products or, at least, result in a slower increase in the demand for them.

Dependence on Customers

The five largest vehicle manufacturers account for 51% of global light vehicle production and the ten largest manufacturers for 74%.

As a result of this highly consolidated market, the Company is dependent on a relatively small number of customers with strong purchasing power.

In 2011, the Company’s five largest customers accounted for 55% of revenues and the ten largest customers for 79% of revenues. For a list of the largest customers, see Note 19 to the Consolidated Financial Statements.

No customer contract accounted for more than 4% of sales in 2011.

Although business with every major customer is split into several contracts (usually one contract per vehicle platform) and although the customer base has become more balanced and diversified as a result of Autoliv’s significant expansion in China and other rapidly-growing markets, the loss of all business from a major customer (whether by a cancellation of existing contracts or not awarding us new business), the consolidation of one or more major customers or a bankruptcy of a major customer could have a material adverse effect on the Company. In addition, a quality issue, shortcomings in our service to a customer or uncompetitive prices or products could result in the customer not awarding us new business, which will gradually have a negative impact on our sales when current contracts start to expire.

Customer Payment Risk

Another risk related to our customers is the risk that one or more customers will be unable to pay invoices that become due. We seek to limit this customer payment risk by invoicing major customers through their local subsidiaries in each country, even for global contracts. We thus try to avoid having the receivables with a multinational customer group exposed to the risk that a bankruptcy or similar event in one country puts all receivables with the customer group at risk. In each country, we also monitor invoices becoming overdue.

Even so, if a major customer would be unable to fulfill its payment obligations, it is likely that we will be forced to record a substantial loss on such receivables.

Dependence on Suppliers

Autoliv, at each stage of production, relies on internal or external suppliers in order to meet its delivery commitments. In some cases, customers require that the suppliers are qualified and approved by them. Autoliv’s supplier consolidation program seeks to reduce costs but increases our dependence on the remaining suppliers. As a result, the Company is dependent, in several instances, on a single supplier for a specific component.

Consequently, there is a risk that disruptions in the supply chain could lead to the Company not being able to meet its delivery commitments and, as a consequence, to extra costs. This risk increases as suppliers are being squeezed between higher raw material prices and the continuous pricing pressure in the automotive industry. This risk also increases when our internal and external suppliers are to a higher degree located in countries which have a higher political risk.

The Company’s strategy is to reduce these supplier risks by seeking to maintain an optimal number of suppliers in all significant component technologies, by standardization and by developing alternative suppliers around the world.

However, for various reasons including costs involved in maintaining alternative suppliers, this is not always possible. As a result, difficulties with a single supplier could impact more than one customer and product, and thus materially impact our earnings.

New Competition

The market for occupant restraint systems has undergone a significant consolidation during the past ten years and Autoliv has strengthened its position in this passive safety market.

However, in the future, the most attractive growth opportunities may be in the active safety systems markets, which include and are likely to include other and often larger companies than Autoliv’s traditional competitors. Additionally, there is no guarantee our customers will adopt our new products or technologies.

Autoliv is reducing the risk of this trend by utilizing its leadership in passive safety to develop a strong position in active and especially integrated safety (see pages 12-15 of the Annual Report).

Patents and Proprietary Technology

The Company’s strategy is to protect its innovations with patents, and to vigorously protect and defend its patents, trademarks and know-how against infringement and unauthorized use. At the end of 2011, the Company held more than 6,300 patents. These patents expire on various dates during the period from 2012 to 2031. The expiration of any single patent is not expected to have a material adverse effect on the Company’s financial results.

Although the Company believes that its products and technology do not infringe upon the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company in the future. Also, there can be no assurance that any patent now owned by the Company will afford protection against competitors that develop similar technology.

Financial Risks

The Company is exposed to financial risks through its international operations and normally debt-financed activities. Most of the financial risks are caused by variations in the Company’s cash flow generation resulting from, among other things, changes in exchange rates and interest rate levels, as well as from refinancing risk and credit risk.

In order to reduce the financial risks and to take advantage of economies of scale, the Company has a central treasury department supporting operations and management. The treasury department handles external financial transactions and functions as the Company’s in-house bank for its subsidiaries.

The Board of Directors monitors compliance with the financial policy on an on-going basis.

Currency Risks

1. Transaction Exposure

Transaction exposure arises because the cost of a product originates in one currency and the product is sold in another currency.

The Company’s gross transaction exposure forecasted for 2012 is approximately $2.4 billion. A part of the flows have counter-flows in the same currency pair, which reduces the net exposure to approximately $1.5 billion per year. In the three largest net exposures, Autoliv expects to sell Chinese Renminbi against Euros for the equivalent of $192 million, U.S. dollars against the Mexican Peso for the equivalent of $188 million and sell Korean Won against U.S. dollars for the equivalent of $171 million. Together these currencies will account for more than one third of the Company’s net currency transaction exposure.

Since the Company can only effectively hedge these flows in the short term, periodic hedging would only reduce the impact of fluctuations temporarily. Over time, periodic hedging would postpone but not reduce the impact of fluctuations. In addition, the net exposure is limited to less than one quarter of net sales and is made up of 40 different currency pairs with exposures in excess of $1 million each. Consequently, the income statement effects related to transaction exposures are generally modest. As a result, Autoliv does not hedge these flows.

2. Translation Exposure in the Income Statement

Another effect of exchange rate fluctuations arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars. Outside the U.S., the Company’s most significant currency is the Euro. We estimate that 33% of the Company’s net sales will be denominated in Euro or other European currencies during 2012, while slightly more than quarter of net sales is estimated to be denominated in U.S. dollars. The Company estimates that a one-percent increase in the value of the U.S. dollar versus the European currencies will decrease reported U.S. dollar annual net sales in 2012 by $28 million or by 0.3%. Reported operating income for 2012 will also decline by approximately 0.3% or by about $3 million.

The Company’s policy is not to hedge this type of translation exposure since there is no cash flow effect to hedge.

3. Translation Exposure in the Balance Sheet

A translation exposure also arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars. The policy of the Company is to finance major subsidiaries in the country’s local currency and to minimize the amounts held by subsidiaries in foreign currency accounts.

Consequently, changes in currency rates relating to funding and foreign currency accounts normally have a small impact on the Company’s income.

Interest Rate Risk

Interest rate risk refers to the risk that interest rate changes will affect the Company’s borrowing costs. Autoliv’s interest rate risk policy states that an increase in floating interest rates of one percentage point should not increase the annual net interest expense by more than $10 million in the following year and not by more than $15 million in the second year.

The Company estimates that a one-percentage point interest rate increase would have an effect of approximately $3 million on net interest expense, both in 2012 and 2013. This is based on the debt structure at the end of 2011 when the gross fixed-rate debt was $483 million while the Company had a net cash position of $92 million (non-U.S. GAAP measure, see page 38 of the Annual Report).

The fixed interest rate debt is achieved both by issuing fixed rate notes and through interest rate swaps. The most notable debt carrying fixed interest rates is $340 million of the $400 million private placement issued in 2007 (see Note 12).

The entire 2007 U.S. Private Placement was issued carrying fixed interest rates. Initially, $200 million of this placement was swapped into floating interest rates to benefit from a potential future decrease in interest rates. As fixed U.S. dollar rates decreased in 2008, $140 million of the $200 million swaps were cancelled resulting in a cash-flow gain and therefore lower fixed rate debt was achieved when considering the amortization of this gain.

Refinancing Risk

Refinancing risk or borrowing risk refers to the risk that it could become difficult to refinance outstanding debt.

While this risk continuously decreased from the spring of 2009 after the elevated credit margins during the financial crisis in 2008, these levels started to increase again in the second half of 2011.

In 2010, we amended Autoliv’s refinancing risk policy to draw on the experience of the financial crisis. The policy now requires the Company to maintain long-term facilities with an average maturity of at least three years (drawn or undrawn) corresponding to 150% of total net debt (non-U.S. GAAP measure, see page 38 of the Annual Report). Previously, 100% of total net debt should be covered. Meeting this policy can be achieved by raising long-term debt or debt commitments or by using cash flow to repay debt.

During the past three years, Autoliv has reduced its net debt by $1,287 million and was, at December 31, 2011, in a net cash position for the first time which reduces the Company’s refinancing risk significantly. In addition to this net cash position of $92 million the Company had undrawn long-term debt facilities of $1.4 billion at the end of 2011, with an average remaining life of 3.6 years. Furthermore, the Company has no significant financing with financial covenants (i.e. performance-related restrictions).

Debt Limitation Policy

To manage the inherent risks and cyclicality in Autoliv’s business, the Company maintains a relatively conservative financial leverage.

Our policy is to always maintain a leverage ratio significantly below three and an interest coverage ratio significantly above 2.75. At December 31, 2011, the leverage ratio was 0.0 times, since the Company was in a net cash position. At the same date, the interest coverage ratio stood at 14.3 times. However, following the Lehman Brothers collapse, the Company was incompliant with these policies but regained compliance with its leverage policy at the end of 2009 and with its interest rate coverage policy at March 31, 2010.

For details on leverage ratio and interest-coverage, refer to the tables below which reconcile these two non-U.S. GAAP measures to U.S. GAAP measures.

In addition to these ratios, it is the objective of Autoliv to have a strong investment grade rating. We have met this objective during all periods since the Company was initially rated in 2000 except for between February 2009 and July 2010 when the Company’s long-term credit rating was reduced by Standard and Poor’s to BBB- following the drop in LVP and the Company’s rapid increase of its restructuring reserves as a result of the financial crisis. Since July 2010, the rating has been restored to investment grade, BBB+ with stable outlook.

Credit Risk in Financial Markets

Credit risk refers to the risk of a financial counterparty being unable to fulfill an agreed-upon obligation. This risk was increased for almost all companies as a result of the deterioration of the credit quality of many banks during 2008 and 2009 and again in the second half of 2011.

In the Company’s financial operations, this risk arises when cash is deposited with banks and when entering into forward exchange agreements, swap contracts or other financial instruments.

The policy of the Company is to work with banks that have a high credit rating and that participate in Autoliv’s financing. None of the banks in our syndicated revolving credit facility (RCF) and none of the primary relationship banks are domiciled in the so called PIIGS-countries (Portugal, Ireland, Italy, Greece and Spain).

In order to further reduce credit risk, deposits and financial instruments can only be entered into with a limited number of banks up to a calculated risk amount of $150 million per bank. In addition, deposits can be made in U.S. and Swedish government short-term notes and certain AAA-rated money market funds as approved by the Company’s Board. At year-end 2011, the Company was compliant with this policy and held $436 million in AAA-rated money market funds and zero directly in government paper.

Impairment risk

Impairment risk refers to the risk that the Company will be obliged to write down a material amount of its goodwill of approximately $1.6 billion. This risk is assessed, at least, annually in the fourth quarter each year when the Company performs an impairment test. The impairment testing is based on two reporting units: 1) Airbag & Seatbelt Systems to which virtually all of the goodwill is related; and 2) Active Safety Electronics with $8 million in goodwill.

The discounted cash flow method is used for determining the fair market value of these reporting units. The Company also compares the market value of its equity to the value derived from the discounted cash flow method. However, due to the combined effects of the cyclicality in the automotive industry and the volatility of stock markets, this method is only used as a supplement. The Company has concluded that presently none of its reporting units are “at risk” of failing the goodwill impairment test. See also discussion under Impairment of Goodwill and Long-lived Assets in Note 1 to Consolidated Financial Statements included herein.

Not even during the unprecedented challenges for the global automotive industry in 2009 and 2008 was the Company required to record a goodwill impairment charge. However, there can be no assurance that goodwill will not be impaired due to future significant drops in light vehicle production, or due to our technologies or products becoming obsolete or for any other reason. We could also acquire companies where goodwill could turn out to be less resilient to deteriorations in external conditions.

RECONCILIATIONS TO U.S. GAAP (DOLLARS IN MILLIONS)

Interest coverage ratio Full year 2011		Leverage ratio December 31, 2011
Operating income	$889.2	Net debt (cash)3)	$(92.0)
Amortization of intangibles1)	18.6	Pension liabilities	193.1
		Less: Debt portion of equity units	(107.2)
Operating profit per the Policy	$907.8	Debt (cash) per the Policy	$(6.1)
		Income before income taxes	$828.3
Interest expense net2)	$63.3	Plus: Interest expense net2)	63.3
		Depreciation and amortization of intangibles1)	268.3
Interest coverage ratio	14.3	EBITDA per the Policy	$1,159.9
		Leverage ratio	0.0

1)	Including impairment write-offs, if any.
2)	Interest expense, net is interest expense including cost for extinguishment of debt less interest income.
3)	Net debt (cash) is short- and long-term debt and debt-related derivatives (see Note 12) less cash and cash equivalents.

PART III

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (CD&A) describes the material elements of compensation awarded to, earned by, or paid to each of the Company’s “named executive officers” (as explained below) during the last completed fiscal year. It further discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these decisions and policies. Finally, it provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and places the data presented in perspective through the tables and narratives that follow.

Below, we will discuss our “named executive officers” or “NEOs”. In accordance with the relevant rules and regulations promulgated by the SEC, this refers to Jan Carlson, our CEO, Mats Wallin, our CFO, and our three other executive officers who had the highest total compensation during 2011: Günter Brenner (President Autoliv Europe), Gunnar Dahlén (President Autoliv Asia), and Steven Fredin (President Autoliv Americas).

Executive Summary

The following provides a brief overview of our fiscal 2011 compensation program as detailed later in this CD&A:

•

We did not make any significant changes to our compensation components from 2010 to 2011. Total direct compensation for our named executive officers in 2011 continued to consist of base salary, annual non-equity incentives, and long-term equity incentives. Although this report describes areas in which our compensation program has been adjusted, the total direct compensation paid to our NEOs has not changed significantly from amounts that would have been paid prior to such compensation program adjustments.

•

As a global company listed on the NYSE yet headquartered in Sweden, the Company has a compensation philosophy that integrates elements of Swedish and international compensation practices from the automotive and other manufacturing industries.

•

The Compensation Committee’s objective is for our named executive officers’ total direct compensation (base salary plus target annual non-equity incentives award plus the assumed value of long-term incentives) to approximate the market median, +/- 25%.

•

Reflective of our compensation philosophy, the compensation of our named executive officers is significantly affected by our financial results. As in previous years, the annual non-equity incentive financial performance metric for our named executive officers in 2011 was operating income. Based on the Company’s 2011 operating income of $889 million, which represents a 2.3% increase over operating income in 2010, each of our named executive officers earned slightly above the target payout for annual non-equity incentive awards in 2011. However, in 2011, the long-term equity incentive element of our named executive officers’ compensation was negatively affected by the performance of the Company’s stock price during 2011.

•

In February 2012, the Board adopted a stock ownership policy for non-employee directors. Provided that our stockholders approve at our 2012 Annual Meeting a proposal to amend the 1997 Plan, effective January 1, 2012, non-employee directors will be required to hold a number of shares of Company common stock having a value equivalent to one year’s annual retainer (currently $170,000, or in the case of the Chairman of the Board, $340,000).

•

In addition to the stock ownership policy noted above, during the past few years, the Compensation Committee and Company management have adopted certain policies and changes that are in keeping with “best practices” in several areas. In 2009 and 2010, for example, the Compensation Committee and Company management adopted (i) a compensation recoupment policy, (ii) a policy limiting future change-in-control severance agreements to a “double-trigger” arrangement, which means that the severance benefit is not provided unless the participant incurs an involuntary termination within a designated period following a change of control, and (iii) an amendment to the 1997 Plan to limit the circumstances under which shares can be recycled into the plan share reserve for use in future awards, which amendment reflects our historical and current practice. In 2011, the Compensation Committee reviewed executive termination provisions against standards in the Company’s respective markets, which resulted in the Compensation Committee adopting revised termination and severance guidelines for senior executive officers. Pursuant to such revised guidelines, any employment and/or severance agreement entered into with newly-hired senior executive officers will provide severance benefits based on local market practices, which the Compensation Committee expects will result in more modest severance benefits compared to the benefits of our current executive officers.

•

The Company’s insider trading policy expressly prohibits any employee or director from engaging in hedging activities involving our common stock, such as “cashless” collars, forward sales, equity swaps or other similar arrangements.

2011 Executive Compensation Program

The following section of this CD&A focuses on the compensation paid to the named executive officers during 2011. A discussion of the Company’s compensation philosophy and program as a whole follows this section. In addition, information regarding the market data referred to in this section, including the companies comprising the “Swedish peer group” and the “international peer group,” may be found later in this CD&A.

2011 Base Salaries

In determining base salary levels for 2011, the Compensation Committee reviewed the market data discussed later in this CD&A, the Company’s exceptional financial performance in 2010, the individual performance of each named executive officer (both throughout the course of their tenure with the Company and during 2010), information provided by the Vice President, Human Resources, and the recommendations of the CEO with respect to the base salaries for the named executive officers other than himself. Based on such review, the Compensation Committee approved the following adjustments:

•

Mr. Carlson received a 12% base salary increase. Mr. Carlson’s 2011 base salary was 10% below the median for the Swedish peer group, and 11% below the international peer group. Mr. Carlson’s base salary comprised approximately 46% of his total direct compensation in 2011.

•

Mr. Wallin received a 6.5% base salary increase. Mr. Wallin’s 2011 base salary was approximately 3% lower than the median base salary of the Swedish peer group and 12% below the international peer group. Mr. Wallin’s base salary comprised approximately 53% of his total direct compensation in 2011.

•

Mr. Brenner received a 8.1% base salary increase. Mr. Brenner’s 2011 base salary was approximately 1% higher than the median base salary reflected in the German market data. Mr. Brenner’s base salary comprised approximately 56% of his total direct compensation in 2011.

•

Mr. Dahlén received a 5.9% base salary increase. Mr. Dahlén’s 2011 base salary was approximately 13% higher than the median base salary reflected in the Asian market data. Mr. Dahlén’s base salary comprised approximately 52% of his total direct compensation in 2011.

•

Mr. Fredin received a 50% base salary increase, which reflects the additional responsibilities related to his appointment to the role of President, Autoliv Americas. Mr. Fredin’s base salary in this role is 17% less than the base salary paid to his predecessor, which the Compensation Committee believes was appropriate because it was his first year in this role. Such salary adjustment was based primarily on an internal review of the base salaries of our other Regional Presidents. Mr. Fredin’s base salary comprised approximately 51% of his total direct compensation in 2011.

2011 Annual Non-Equity Incentive Award Levels and Total Cash Compensation

As described in greater detail below under “Key Elements of Compensation Program,” our named executive officers have an opportunity to earn an annual non-equity incentive based upon the Company’s Operating Income. Target amounts are a percentage of each executive’s base salary. The Compensation Committee primarily reviewed the market data discussed below to determine target annual non-equity incentive levels for 2011. In order to more closely align total cash compensation with the median of the relevant market data, the Compensation Committee increased Mr. Wallin’s target annual non-equity incentive level by 5%, and Messrs. Brenner’s and Dahlén’s target annual non-equity incentive levels by 10%. Mr. Carlson did not receive an increase to his target annual non-equity incentive award. The Company’s 2011 Operating Income was approximately 102% of 2010 Operating Income; accordingly, each named executive officer received a slightly above-target level annual non-equity incentive award.

The following summarizes (i) the total cash compensation of each named executive officer compared to the median of the relevant market data and (ii) the percentage of total direct compensation comprised of the annual non-equity incentive compensation in 2011.

•

Mr. Carlson’s 2011 total cash compensation was 3% below the median of the Swedish peer group and 10% below the median of the international peer group. Mr. Carlson’s target annual non-equity incentive award for 2011 comprised approximately 28% of his total direct compensation in 2011.

•

Mr. Wallin’s 2011 total cash compensation was 1% below the median of the Swedish peer group and 12% below the median of the international peer group. Mr. Wallin’s target annual non-equity incentive award for 2011 comprised approximately 18% of his total direct compensation in 2011.

•

Mr. Brenner’s 2011 total cash compensation was 32% below the median of the German market data. Mr. Brenner’s target annual non-equity incentive award for 2011 comprised approximately 25% of his total direct compensation in 2011.

•

Mr. Dahlén’s annual non-equity incentive award is consistent with that of our other Region Presidents. Market data regarding total cash compensation was not provided for Mr. Dahlén due scarce local data. Mr. Dahlén’s target annual non-equity incentive award for 2011 comprised approximately 23% of his total direct compensation in 2011.

•

Mr. Fredin’s annual non-equity incentive award is consistent with that of our other Region Presidents. As discussed below, the Compensation Committee did not review market data for Mr. Fredin in 2011. Mr. Fredin’s target annual non-equity incentive award for 2011 comprised approximately 23% of his total direct compensation in 2011.

2011 Equity Incentive Awards

In 2011, the Compensation Committee decided to award each of our named executive officers the same assumed value of equity incentive awards as they received in 2010. The “assumed value” of the equity awarded to the named executive officers is based on the assumed value discussed on page 31 below, under the heading “How We Value Equity Awards.” In general, the Compensation Committee determines the value of equity awards after reviewing equity incentive levels in the Swedish peer group and the international peer group for the CEO position. Because the value of Mr. Carlson’s total direct compensation was above the median total direct compensation of both peer groups, the Compensation Committee did not increase Mr. Carlson’s equity incentive awards above the assumed value that was granted in 2010. The equity levels of the other NEOs reflect the same relationship to base salary as the CEO’s base salary-to-equity levels.

The assumed value of the equity awards granted to our named executive officers in 2011 as a percentage of their total direct compensation is as follows: Mr. Carlson, 26%; Mr. Wallin, 29%; Mr. Brenner, 19%; Mr. Dahlén, 25% and Mr. Fredin, 26%.

2011 Total Direct Compensation

In 2011, the Compensation Committee reviewed total direct compensation levels against the median of the market data described later in this CD&A. The following summarizes the total direct compensation of each named executive officer compared to the median of the relevant market data.

•	Mr. Carlson’s 2011 total direct compensation is 28% above the median of the Swedish peer group and 10% above the international peer group.

•	Mr. Wallin’s 2011 total direct compensation is 29% above the median of the Swedish peer group and 6% above the international peer group.

•	Mr. Brenner’s 2011 total direct compensation is 29% below the median of the German market data.

•

Mr. Dahlén’s 2011 total direct compensation is consistent with that of our other Region Presidents. As discussed below, a local market assessment on total direct compensation was not performed for Mr. Dahlén due scarce local data.

•	Mr. Fredin’s 2011 total direct compensation is consistent with that of our other Region Presidents. As discussed below, the Compensation Committee did not review market data for Mr. Fredin in 2011.

2011 Additional Benefits

As discussed later in the CD&A, the Company’s executive compensation program also includes pension and other retirement benefits (see page 27) and certain other items of compensation, such as a Company car. Based on the advice from Towers Watson, the Compensation Committee believes these benefits are appropriate for each of our named executive officers. However, the Compensation Committee does not include the value of these benefits in the executive’s total direct compensation, and therefore such benefits are excluded from the analysis above.

Compensation Philosophy and Overview

The Company believes that to achieve its strategic and financial objectives, it is necessary to attract, motivate and retain above-average management talent. In addition, total compensation offered to our executive management should ideally be based on local markets yet provide a shared responsibility for overall Company results which is aligned with the interests of the Company’s stockholders. Our compensation strategy is therefore based on principles of performance, competitiveness and fairness. In order to further these objectives, the Company sought a balanced distribution of fixed and variable incentive compensation elements over time by using several components of compensation. The Company believes that such a balanced compensation structure focuses our executive officers on long-term value stockholder value while providing fewer incentives for undue risk in the short-term.

We also consider the competitive environment where our significant operations and markets are located in order to provide a compensation package that optimizes value to the participant and cost to the Company. The Compensation Committee and management believe that it is their responsibility to use discretion and make informed judgments as to individual compensation packages or pay levels that may occasionally deviate above or below our target pay strategy based on such factors as:

•	Individual performance and potential relative to market.

•	Long-term succession planning and talent management.

•	Business conditions in our industry or the market overall as well as business or regulatory conditions in the executive’s area of responsibility.

•	Cases where individuals are asked to step into new roles and responsibilities for specific projects or strategic initiatives.

To meet our compensation philosophy, the compensation programs we provide have the following objectives:

OBJECTIVES
Objective A	Offer total compensation and benefits sufficient to attract, motivate and retain the management talent necessary to ensure the Company’s continued success

Objective B	Align the interests of the executives and the stockholders

Objective C	Reward performance in a given year and/or over a sustained period using straightforward programs to communicate our performance expectations

Objective D	Encourage company-wide cooperation among members of the executive, regional and business unit management teams and throughout the Company

Key Elements of Executive Compensation Program

With these objectives in mind, our Compensation Committee has built an executive compensation program within a framework that includes three principal compensation components: base salary, annual non-equity incentives, and equity incentives pursuant to our long-term stock incentive program. The Company’s compensation program also includes pension benefits and additional contractual arrangements to clarify the Company’s and the executive’s obligations under separation events such as a termination of employment or change of control of the Company.

The following tables summarize each of these programs, including how we establish and administer the compensation, benefits and executive programs and agreements. The Company generally sets cash-based compensation (including for all of our named executive officers) in the local currency of the country of service. Accordingly, the Company set compensation in Swedish kronor (“SEK”) for Messrs. Carlson and Wallin, in Euros (“EUR”) for Mr. Brenner, and in U.S. dollars (“USD”) for Mr. Fredin. Mr. Dahlén, though based in Thailand, is paid in EUR. The exchange rate trend of the U.S. dollar impacts the U.S. dollar amounts of compensation reported in this report. For ease of reference, we use the following exchange rates for 2011 (1 USD = 0.75 EUR = 6.4 SEK) throughout this report. For historic numbers, we have converted the compensation paid in prior years by the same exchange rate in order to facilitate comparison. Thus, while the historic amounts paid do not change, due to fluctuations in exchange rates, amounts reflecting historic figures in this report may differ significantly from disclosure in previous years.

We also note that the exchange rate prevailing at the time of the Compensation Committee’s review of compensation levels (generally this occurs in the December prior to the year in which the compensation is paid) may vary, compared to the exchange rates prevailing at the time of this report.

ANNUAL COMPENSATION

Objective(s) Furthered
Base Salary

Purpose. Provides a set level of pay that sustained individual performance warrants. We believe a competitive base salary is important to attract and retain an appropriate caliber of talent for the position.

How We Determine Base Salaries. The initial base salary pay levels are primarily a function of the Compensation Committee’s assessment of the market where the executive will be located, the compensation required to induce the executive to accept a position at the Company and the Company’s need to fill the position either internally or externally.

A

ANNUAL COMPENSATION

Objective(s) Furthered

The base salaries of our named executive officers are reviewed every year. The Compensation Committee considers changes in base salary levels after it reviews the base salary levels of the relevant peer group or local market data (per position), as well as the level of base salary annual increases in each of the major markets from where the Company may source executive talent. The Compensation Committee seeks to meet median base salary levels of the relevant peer group or local market data over time (please see the section on “Executive Compensation Process” below). For 2011, this adjustment process applied to all named executive officers.

In addition to market data, the Compensation Committee also reviews Company’s financial performance, the named executive officers’ individual performance, input from the Vice President, Human Resources, and the recommendations of the CEO with respect to the base salaries for the named executive officers other than himself. The Compensation Committee reviews, provides feedback and approves final recommendations for our named executive officers.

Historically, the Compensation Committee has aimed for base salaries for our named executive officers and other senior executive officers to represent roughly half of the total of the three elements of total direct compensation mentioned above.

Annual Non-Equity Incentives

Purpose. Recognizes short-term performance against established annual financial performance goals of the Company (payable in the year following the year in which it was earned).

How We Determine Annual Non-Equity Incentives. For our named executive officers and most other executives, the Company pays an annual non-equity incentive based on a “target amount” and the Company’s “Operating Income.” Target amounts are a percentage of the executive’s base salary (for details on the target amounts for our senior executives see page 24). Annual non-equity incentive awards are determined by awarding a percentage of the target amount based on the Company’s “Operating Income” in the year for which bonus is calculated compared with the previous year’s Operating Income.

•      Threshold: If the Operating Income is 70% or less of the previous year’s Operating Income, the Company does not pay any annual incentive.

•      Maximum: If the Operating Income is 130% or more of the previous year’s Operating Income, the payment equals two times the target amount, the maximum payout under the program.

•      Target: Where the relevant Operating Income is between 70% and 130% of the previous year’s Operating Income, the incentive is calculated through linear interpolation (“along a straight line”) between said levels.

A, B, C & D

ANNUAL COMPENSATION

Objective(s) Furthered

For more information on these profit targets, please see the table in the section “Executive Compensation Implementation – Annual Non-Equity Incentive” below.

The Company believes that using a single, established profit measure provides clear direction to our executives and promotes our goal of a “one team” approach through shared responsibility for overall results. In addition, the Company believes that a single performance metric enhances the transparency of our annual incentive program and provides easy-to-understand information to our investors. Finally, we believe a metric based on overall Company performance rather than individual or local performance mitigates the risk of excessive risk-taking that could arise from individual performance based incentives. We believe this simple, transparent approach supports good corporate governance, a belief that is evidenced by the program operating largely unchanged for several years.

However, the Company also recognizes that using a single performance metric has limitations. For instance, where the overall market for the Company’s products is impacted by extraordinary economic circumstances, a single performance metric based on profit may result in no annual non-equity incentive awards being attainable, even if the Company out-performs its competitors and the overall market. Similarly, extraordinary, non-recurring events may also impact whether annual non-equity incentive awards are attained or not, resulting in unintended incentives for management. Therefore, the Compensation Committee may exercise its discretion, subject to the terms and conditions of the Company’s compensation plans, to propose certain adjustments to this performance metric. The Compensation Committee has not exercised such discretion in recent years.

The Compensation Committee reviews the annual non-equity incentive opportunities for each of our named executive officers every year. In 2011, the Compensation Committee considered changes in annual non-equity incentive opportunities after it reviewed the target annual non-equity incentive opportunities of the relevant peer group and local market data (per position). Historically, the Compensation Committee has aimed for annual non-equity incentive opportunities for our named executive officers, at target, to represent approximately 20-30% of their total direct compensation.

LONG-TERM INCENTIVES

Objective(s) Furthered
Equity Incentives Pursuant to Our Stock Incentive Program

Purpose. The Company believes that equity ownership in the Company provides our executive officers with a long-term incentive to build value for our stockholders. We award both stock options and restricted stock units (RSUs) under our stock incentive program.

A, B & C
• Options have value only if the stock price increases over time and thus reward creating value for stockholders.

¡       This characteristic ensures that our named executive officers have a meaningful portion of their compensation tied to future stock price increases and there is an upside incentive for positive stock price performance.

¡ In periods of flat or negative stock performance, however, options provide only limited retention value.

•    The compensation value of an RSU does not depend solely on future stock price increases. Although the value of an RSU may fluctuate over time based on the stock price, the Company believes that RSUs provide a more powerful tool to retain valuable executives because:

¡ RSUs are easy to understand and communicate;
¡ RSUs balance the issuance of options in that they help to mitigate leverage and reduce the incentive to focus on short-term growth:
¡ by vesting after three years, RSUs encourage the executive to stay with the Company or forfeit significant accumulated value, even in periods of flat or negative stock performance; and
¡ by vesting after three years, RSUs also mitigate excessive risk-taking by focusing management on long-term value creation and avoiding excessive risk taking.
The Compensation Committee generally allocates equity incentives at a ratio of three options per RSU granted to our named executive officers.
How We Determine Long-Term Incentives. The Compensation Committee begins its process for determining the grant levels based on a review of competitive market pay levels and trends provided by the independent compensation consultants, a review of historical grant levels, and the recommendations of our CEO for grants to senior executives. The Compensation Committee then approves the number of stock options and RSUs to be granted to the CEO and to other senior executives (including the other named executive officers). The Compensation Committee has delegated the authority for the determination and allocation of certain grants under our long-term incentive plan to the CEO, subject to established grant limits and the Compensation Committee’s review.

LONG-TERM INCENTIVES

Objective(s) Furthered

Over time, the Compensation Committee has granted equity to our named executive officers at levels consistent with the overall long-term incentive levels outlined below. The Compensation Committee also considers the resulting total direct compensation of our named executive officers relative to the benchmark median levels of total direct compensation of our peer groups or local market data, subject to any modifications the Compensation Committee believes are necessary, based on individual performance, industry conditions and other criteria as discussed in “Compensation Philosophy and Overview” above.

Where deemed necessary, the Compensation Committee may also grant stock options and/or RSUs for retention or compensation purposes outside the normal annual grant process and/or in connection with new hires.

How We Value Equity Awards. For accounting purposes, and to calculate the grant-date fair value of awards for disclosure in this report, we follow the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. However, when internally assessing and communicating equity compensation, we use a simplified model which assumes that the value of an RSU is the closing price for a share of our common stock on the NYSE on the day of the grant and that the value of an option is one-third that of an RSU. While admittedly simplified, this provides a simple and understandable tool to communicate the value of equity awards internally.

Long-term incentives for our named executive officers are intended to represent a significant part of their total direct compensation. Historically, the Compensation Committee has aimed to allocate approximately 30-40% of our named executive officers’ total direct compensation to long-term incentives.

RETIREMENT / POST-EMPLOYMENT COMPENSATION

Objective(s) Furthered
Pension and other Retirement Benefits

Autoliv operates certain supplemental retirement benefit programs, in addition to the mandatory programs required by local national statutes, and pays pension benefit premiums for our named executive officers that are competitive with customary local practice. The programs’ terms are as follows:

Defined Contribution Programs (individual retirement investment from Company contributions). Since 2007, all newly hired or promoted senior executives participate in defined contribution plans rather than defined

A

RETIREMENT / POST-EMPLOYMENT COMPENSATION

Objective(s) Furthered

benefit plans (with the exception of certain senior executives that participate in location-specific defined benefit plans, as in the case of Mr. Fredin). Currently, our CEO, our CFO, and Messrs. Brenner and Dahlén participate in this plan. In 2011, the Compensation Committee approved an increase to the Company contributions for each such executive. For the CEO, the Company contributes an amount equal to 40% of his annual base salary to the plan. For the CFO, the Company contributes an amount equal to 35% of his annual base salary, and for Mr. Brenner, 30%. For Mr. Dahlén, the Company contributes 24% of his base salary to the plan, reflective of his expatriate compensation package.

During 2011, Mr. Fredin participated in a 401(k) plan available to U.S. based employees. Under this plan, the Company makes an employer matching contribution equal to 100% of the first 3%, and then equal to 50% of the next 2%, of employee contributions (expressed as percentage of base pay), up to certain limits. Mr. Fredin also participated in a non-qualified defined contribution plan, pursuant to which the Company matches 80% of employee contributions up to 7% of annual base pay.

Defined Benefit Program. As noted above, since 2007, with certain exceptions, all newly hired or promoted senior executives participate in a defined contribution plan rather than a defined benefit plan. The program’s normal retirement age is 65. Mr. Carlson participated in a Company defined benefit plan prior to becoming CEO. Mr. Fredin participates in a U.S. tax-qualified defined benefit plan, as well as a supplemental defined benefit plan. Additional information regarding these plans is described later under “Pension Benefits.” Other than Messrs. Carlson and Fredin, none of our named executive officers are parties to a defined benefit arrangement with the Company.

Based on advice from our benefits consultants, the Company believes these benefits are consistent with the benefits of companies in the levels of large Swedish companies. The Company periodically reviews competitive market practices to take advantage of cost-saving opportunities and to ensure our pension benefits are competitive and cost efficient for our non-executive officers and for the Company.

Retiree Medical Plan. Mr. Fredin is covered by a retiree medical plan, pursuant to which, upon his attaining age 55 and a minimum of 15 years of service, the Company will make a premium contribution of $33.33 per month for each year of service from age 55 to 65 and $8.33 per month for each year of service for ages 65 and over. This plan was available to all employees of Autoliv ASP hired prior to 2004, at which time the plan was frozen to new participants. The plan may be terminated at any time for both current employees and current retirees/participants with no obligation or benefit payout.

RETIREMENT / POST-EMPLOYMENT COMPENSATION

Objective(s) Furthered
Change of Control/ Severance Programs

The Company provides severance and change of control benefits to our named executive officers under their employment and severance agreements. Our named executive officers have employment agreements with the Company that provide for a notice of termination of employment by the Company of 18 months. The employment agreements also provide that, except in certain limited circumstances, for 12 months following an executive’s termination of employment, he or she will be subject to a non-competition agreement, and in consideration for such non-competition agreement, the Company will make monthly severance payments for 12 months, except for Mr. Dahlén (due to his expatriate status). In addition, when terminated involuntarily, the executives are, according to their employment agreements, entitled to their full salary and benefits for their 18 months’ notice period plus (except for Mr. Dahlén) a lump sum severance payment (calculated as described on page 47 of this report).

Our named executive officers, with the exception of Mr. Dahlén, also have severance arrangements with the Company which, in case of a termination of employment in connection with a Change of Control, provide for lump sum severance payments (calculated as described on page 47 of this report), in lieu of any benefits under their employment agreements. These arrangements are provided to our most senior executive officers as a competitive pay package component to encourage executives to remain focused on the Company’s business in the event of rumored or actual fundamental corporate changes.

In December 2010, the Board of Directors approved a policy limiting future change-in-control (CiC) severance agreements to a “double-trigger” arrangement, which means that the severance benefit is not provided unless the participant incurs an involuntary termination within a designated period following a change of control.

In November 2011, the Board of Directors approved a policy that provides new hires with CiC provisions that follow local market practice.

In addition, pursuant to the 1997 Plan, outstanding equity awards will become fully vested upon the occurrence of a change of control.

The “change of control” definition contained in the 1997 Plan and change of control severance arrangements is predicated on actual consummation of a corporate transaction, such as a merger, rather than upon stockholder approval of the transaction. This avoids an inadvertent “early trigger” of any change of control provisions should the transaction fail to close.

We do not provide tax gross-up protection for change of control excise taxes (i.e. U.S. taxes under Section 4999 of the Internal Revenue Code applied to change of control payments that exceed certain amounts) to our named executive officers.

A & B

Executive Compensation Process

The Role of the Compensation Consultants and Market Data. The Compensation Committee periodically solicits the advice of compensation consultants during the fiscal year to ensure that the Company’s compensation program is competitive with compensation programs offered by the companies in its peer group and companies in the markets in which the named executive officers are located. The Compensation Committee annually reviews our named executive officers’ pay levels and target incentive opportunities versus the competitive market and considers information provided by the consultants regarding trends, input from the Vice President, Human Resources, the CEO’s recommendations as to compensation for our named executive officers (other than himself) and other relevant factors as discussed above in the “Compensation Philosophy and Overview” section.

In 2011, the Company retained Towers Watson and Mercer Human Resource Consulting AB (“Mercer”) for this purpose. Mercer was assigned to provide general advice regarding executive compensation and incentive programs. Mercer also provided market data for the Asian market, as discussed in greater detail below. Towers Watson was, at the direction of the Compensation Committee, assigned specific tasks related to compensation of senior executive officers including:

•	review of peer group and pay changes in the 2011 employment market,

•	provide market assessment surveys regarding our named executive officers outside of Sweden, and

•	remuneration analysis for the Compensation Committee.

The Compensation Committee’s objective is for our named executive officers’ total direct compensation (base salary plus target annual non-equity incentives plus the assumed value of long-term incentives), to approximate the market median, +/- 25%. The Compensation Committee intends, in those instances where our named executive officers’ base salary and non-equity incentive levels deviate from the median, to further align such elements of compensation with the relevant market data over time. In addition, the Compensation Committee reviewed the median total cash compensation (base salary plus target annual non-equity incentive) of the relevant market data.

For our named executive officers, the Compensation Committee has transitioned from using an international peer group to using an international peer group as well as market data from the countries where senior executives are located, using the most current remuneration data available in those selected markets. For our 2011 named executive officers, this includes local market data from Sweden, Germany and Asia. As described in greater detail below, with respect to market data for Sweden and Germany, Towers Watson used its internal proprietary non-disclosed compensation database to assess local market compensation levels for executive roles operating within the automotive and manufacturing industries. Such market assessments are based on our named executive officers’ role, characteristics and responsibilities including job function, reporting level and other organizational financial and organizational scope measures, including revenue responsibility, employees, and geographical responsibility. The market data contained information regarding the assessed level of base salary, total cash compensation and total direct compensation. The Asian market data was derived from surveys provided by Mercer.

Messrs. Carlson and Wallin. In considering compensation for 2011 for our named executive officers based in Sweden (Messrs. Carlson and Wallin), the Company reviewed market data (base salary, total cash compensation and total direct compensation) from a peer group consisting of large-cap Swedish companies that have global industrial operations in major manufacturing markets of North America, Europe and Asia (the “Swedish peer group”) and market data from a peer group consisting of large-cap international companies that have global industrial operations but are located in Sweden, the U.S., France, UK and Germany (the “international peer group”). Towers Watson chose the companies that comprise the Swedish peer group based on total revenue and number of employees (ranges of 25th percentile to 75th percentile were used) and are as follows: $4.1 billion to $14.1 billion in revenue and 14,000 to 47,000 employees. The international peer group was comprised of companies selected by Towers Watson from its internal database based on total revenue and number of employees (ranges of 25th percentile to 75th percentile were used) and are as follows: $5.4 billion to $10.7 billion in revenue and 30,500 to 49,500 employees. The companies comprising the Swedish peer group and the international peer group are disclosed below.

Mr. Brenner. In considering compensation for 2011 for Mr. Brenner, the Compensation Committee reviewed a market assessment (base salary, total cash compensation and total direct compensation) from Towers Watson. Towers Watson compiled its market assessment using German market compensation data drawn from its internal database for selected executives with similar employment characteristics and responsibilities as Mr. Brenner within the automotive or manufacturing industries. These employment characteristics and responsibilities include job function, reporting level, and other organizational measures (including revenue responsibility, employees, and geographical responsibility).

Mr. Dahlén. Mr. Dahlén is an expatriate located in Thailand, a market for which there is limited local market compensation data available. As a result, in considering compensation for 2011 for Mr. Dahlén, the Compensation Committee reviewed market data (base salary, total cash compensation and total direct compensation) from Mercer’s proprietary surveys that are available to Mercer clients. The Company did not have any input into the selection of the companies included in the surveys, and the identities of the specific companies included in the surveys were not disclosed. The data was also adjusted as appropriate to accommodate certain differences between Thailand, other Asian markets and Sweden (due to Mr. Dahlén’s origin).

Mr. Fredin. Mr. Fredin was not a Regional President at the end of 2010 when 2011 compensation for senior executives was determined. Accordingly, the Compensation Committee did not review market data specific to Mr. Fredin. Instead, in connection with Mr. Fredin’s promotion to President, Autoliv Americas in March 2011, the Compensation Committee reviewed his then-current compensation package against the compensation packages received by other Autoliv Regional Presidents and the compensation package provided to his predecessor in such role. Accordingly, Mr. Fredin’s compensation package was primarily a result of internal benchmarking to other similar positions.

In addition to reliance on the market data information provided by Towers Watson and Mercer, the Compensation Committee has engaged an independent advisor, Mr. Gerrit Aronson, who reports directly to the Compensation Committee and is not otherwise employed or engaged by the Company. During 2011, Mr. Aronson attended all Committee meetings and provided independent perspectives and advice to the Compensation Committee on various aspects of the Company’s total compensation system and the market environment in which the Company operates.

Swedish Peer Group
Company	Country	Revenues ($ in millions)[1]	Number of Employees (in thousands)[1]
Alfa Laval	Sweden	4,406	11.1
Assa Abloy	Sweden	5,439	30.0
Atlas Copco	Sweden	9,908	31.8
Electrolux	Sweden	16,958	50.0
Ericsson	Sweden	32,085	82.4
Getinge	Sweden	3,545	12.1
Husqvarna	Sweden	5,295	15.0
SAAB	Sweden	3,830	13.2
Sandvik	Sweden	11,178	44.3
Scania	Sweden	9,646	32.0
Skanska	Sweden	21,258	52.9
SKF	Sweden	8,737	41.0
Swedish Match	Sweden	2,207	11.0
Trelleborg	Sweden	4,196	20.0
Volvo	Sweden	33,932	90.0

(1)	Revenues and number of employees are based on fiscal year 2009 data.

International Peer Group
Company	Country	Revenues ($ in millions)[1]	Number of Employees[1]
Assa Abloy	Sweden	5,185	30,000
Atlas Copco	Sweden	9,446	32,000
Cummins	U.S.	10,800	40,000
Electrolux	Sweden	16,168	50,000
Faurecia	France	11,336	58,000
GKN	UK	6,330	38,000
Lear	U.S.	9,700	75,000
MAN	Germany	14,640	48,000
Sandvik	Sweden	10,657	44,000
Sauer Danfoss	U.S.	1,160	6,000
Scania	Sweden	9,196	32,000
SKF	Sweden	8,330	41,000
Tenneco	U.S.	4,600	21,000
Textron	U.S.	10,500	32,000
Tomkins	U.K.	4,180	27,000
Trelleborg	Sweden	4,000	20,000
TRW	U.S.	13,100	64,000
Valeo	France	9,149	55,000

(1)	Revenues and number of employees are based on fiscal year 2009 data.

Role of the Chief Executive Officer. Our CEO and our Chairman regularly participate in the meetings of the Compensation Committee. During 2011, the CEO and Chairman were invited by the Compensation Committee to participate in all of its meetings. The Compensation Committee regularly holds executive sessions, excusing the CEO from the meeting, to discuss matters related to his compensation. The CEO and Vice President, Human Resources work together to develop a recommendation to present to the Compensation Committee with respect to the compensation package for each of the named executive officers, other than the CEO.

The Compensation Committee has delegated the authority for the determination of certain grants under our long-term incentive plan to the CEO, subject to established grant limits. The Compensation Committee reviews the compensation levels set by the CEO under the long-term incentive program, including grants to the other named executive officers. As a result, our CEO generally has a significant impact on the compensation paid to the other named executive officers.

Historical Executive Compensation Implementation

Base Salaries. The following table presents the salaries paid to our named executive officers in the past three fiscal years. The Company set compensation in SEK for Messrs. Carlson and Wallin, in EUR for Messrs. Brenner and Dahlén and in USD for Mr. Fredin. For historic numbers, we have converted the compensation paid in prior years by the same 2011 exchange rate in order to facilitate comparison.

Base Salaries of Our Named Executive Officers
Named Executive Officer	2011	2010	2009
Jan Carlson President and CEO	1,226,563	1,087,750	932,357
Mats Wallin(1) Chief Financial Officer	484,375	454,688	301,563
Günter Brenner President Autoliv Europe	620,000	573,333	546,667
Gunnar Dahlén(2) President Autoliv Asia	426,667	402,667	N/A
Steven Fredin(2)(3) President Autoliv Americas	387,167	N/A	N/A

(1)	Reflects what Mr. Wallin actually received in 2009, which includes the salary Mr. Wallin received as our corporate controller. On an annualized basis, Mr. Wallin would have received $440,625 if he had been the CFO for the entire year.
(2)	Mr. Dahlén was not a named executive officer in 2009. Mr. Fredin was not a named executive officer in either 2009 or 2010.
(3)	Reflects what Mr. Fredin actually received in 2011, which includes the salary Mr. Fredin received as our vice president of engineering. On an annualized basis, Mr. Fredin would have received $410,000 if he had been the President Autoliv Americas for the entire year.

Annual Non-Equity Incentive. The following table presents the annual incentive opportunities for each named executive officer expressed as a percentage of base salary. Award opportunities may vary among the Company’s named executive officers and overall may range from zero to 120% of their base salaries.

Annual Non-Equity Incentive Opportunity for Our Named Executive Officers in 2011
	Incentive as a % of Base Salary
Named Executive Officers	Threshold	Target	Maximum
Jan Carlson President and CEO	0%	60%	120%
Mats Wallin Chief Financial Officer	0%	35%	70%
Günter Brenner President Autoliv Europe	0%	45%	90%
Gunnar Dahlén President Autoliv Asia	0%	45%	90%
Steven Fredin President Autoliv Americas	0%	45%	90%

As discussed on page 22 above, the annual incentive performance metric is primarily based on the Company’s Operating Income performance compared to that of the previous year.

While the annual incentive performance metric may be adjusted by the Compensation Committee as discussed above, the Compensation Committee did not make any such adjustments for 2011.

Actual Pay-Out Annual Non-Equity Incentive Program
Year	Pay-Out
2011	1.08 x target
2010	2.00 x target
2009	0.00 x target

The table below presents the annual incentive earned by our named executive officers in the past three fiscal years.

Annual Non-Equity Incentives Paid to Our Named Executive Officers for 2011
Named Executive Officer	2011	2010	2009
Jan Carlson(1) President and CEO	794,813	1,312,500	0.00
Mats Wallin(1) Chief Financial Officer	183,094	272,813	0.00
Günter Brenner(1) President Autoliv Europe	301,320	401,333	0.00
Gunnar Dahlén(1)(2) President Autoliv Asia	207,360	281,867	N/A
Steven Fredin(1)(2) President Autoliv Americas	183,249	N/A	N/A

(1)	The average non-equity incentive award for 2009, 2010 and 2011, for each of Messrs. Carlson, Wallin and Brenner, who were named executive officers in each of 2009, 2010 and 2011, is $702,438, $151,969, and $234,218, respectively.
(2)	Mr. Dahlén was not a named executive officer in 2009. Mr. Fredin was not a named executive officer either in 2009 or 2010. If Mr. Fredin had been a named executive officer for the full year 2011, his non-equity incentive payment would have amounted to $199,260.

Annual non-equity incentive awards are directly tied to the Company’s performance. Accordingly, over the last several years, the amount of the non-equity incentive awards earned by our named executive officers has varied greatly. In 2009, no non-equity incentive awards were paid. In 2010, a maximum non-equity incentive award was paid. In 2011, each named executive officer earned slightly above his target annual non-equity incentive award. The differences in non-equity incentive awards between 2009, 2010 and 2011 reflect the impact of the financial crisis in 2009, the dramatic turn-around in Operating Income in 2010 and continued Operating Income growth in 2011.

Stock Incentive Program. Equity incentives are provided under the 1997 Plan, which has been approved by our stockholders and is administered by the Compensation Committee as described on pages 30-31 above.

The annual grant date for our Stock Incentive Program is in the first quarter of the fiscal year, following publication of our fourth quarter financial results. This is done to enhance corporate governance procedures and to avoid unintended burdens to participants as a result of “black-out periods.”

All stock options granted to our executive officers for 2011 expire after 10 years, have an exercise price equal to the closing price on the NYSE on the date of grant and are exercisable after one year of continued employment following the grant date. The 1997 Plan expressly prohibits repricing of options or stock appreciation rights (directly or indirectly) without prior stockholder approval.

All RSUs granted to our named executive officers vest after three years and are conditioned upon the named executive officer not having given notice of termination of employment prior to the vesting date.

In 2011, there were 241 participants in the Stock Incentive Program, compared to 234 in 2010 and 247 in 2009.

The following table presents the stock option and RSU awards (representing the number of shares of our common stock subject to such awards) to our named executive officers in the past three fiscal years.

Equity Awards to Our Named Executive Officers
	2011		2010		2009
Named Executive Officer	Options	RSUs	Options	RSUs	Options	RSUs
Jan Carlson President and CEO	14,280	4,760	24,000	8,000	60,000	20,000
Mats Wallin(1) Chief Financial Officer	5,534	1,845	9,300	3,100	3,750	1,250
Günter Brenner President Autoliv Europe	4,355	1,452	7,320	2,440	16,000	5,333
Gunnar Dahlén(2) President Autoliv Asia	4,355	1,452	7,320	2,440	N/A	N/A
Steve Fredin(1)(2) President Autoliv Americas	4,106	1,369	N/A	N/A	N/A	N/A

(1)

Mr. Wallin was appointed our CFO on July 9, 2009, after annual equity awards had already been granted to our executives and thus his equity incentive award in 2009 is not reflective of his position as CFO. Likewise,

Mr. Fredin was appointed our President Autoliv Americas after annual equity awards had already been granted to our executives and thus his equity incentive award in 2011 is not reflective of his position as President Autoliv Americas.
(2)	Mr. Dahlén was not a named executive officer in 2009. Mr. Fredin was not a named executive officer in either 2009 or 2010.

Recoupment of Compensation

In February 2010, the Board adopted a policy wherein the Board will seek reimbursement of annual cash incentives earned on or after January 1, 2010 by an executive or senior manager (as such terms are defined in the policy) where: (i) the payment was predicated upon the achievement of specified financial results; (ii) said financial results were subsequently the subject of a restatement or other material adjustment; (iii) in the Board’s view the individual executive or senior manager engaged in misconduct, negligence or dereliction of duty that caused or contributed to the need for the restatement or material adjustment; and (iv) a lower payment would have been made to the executive or senior manager based upon the correct financial results. In each such instance, the Company will seek to recover the individual’s entire annual non-equity incentive bonus for the relevant period, plus a reasonable rate of interest.

Stock Ownership Policy for Non-Employee Directors

In February 2012, the Board adopted a stock ownership policy for its non-employee members. Provided that our stockholders approve at our 2012 Annual Meeting a proposal to amend the 1997 Plan, each non-employee member of the Board, effective January 1, 2012, will be required to hold a number of shares of our common stock having a value equivalent to one-year’s annual base retainer (currently $170,000, or in the case of the Chairman of the Board, $340,000). The non-employee directors will have three years to reach the minimum ownership requirements. The ownership requirements will increase or decrease, respectively, with changes in the annual base retainer. In the event of any such changes in the annual base retainer, the non-employee directors will have one year from the effective time of such change to reach his or her new minimum ownership requirement.

Tax and Accounting Considerations

Section 162(m) of the United States Internal Revenue Code of 1986, as amended (the “U.S. Internal Revenue Code”) generally disallows a tax deduction to public companies for annual compensation over $1 million paid to their chief executive officers and the three other most highly compensated executive officers (other than their chief financial officers) that is not “performance based” (as defined in the U.S. Internal Revenue Code). The 1997 Plan includes certain necessary provisions to allow the Compensation Committee to structure the employee incentive compensation programs that our most highly compensated officers participate in to comply with the U.S. Internal Revenue Code’s definition of performance-based compensation. Notwithstanding the foregoing, the Compensation Committee retains the discretion to authorize incentive payments that may not be deductible if it believes that doing so would be in the best interest of the Company and its stockholders.

EXECUTIVE COMPENSATION

Summary Compensation Table(1)

The following table shows information concerning the annual compensation for services provided by our President and CEO, our CFO and our three other most highly compensated executives in the fiscal years ended December 31 in the periods 2009, 2010 and 2011:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total
Jan Carlson	2011	$1,226,563	$347,242	$332,296	$794,813	$54,188	$1,282,476	$4,037,578
President and CEO	2010	$1,087,750	$357,600	$327,360	$1,312,500	$(13,864)	$342,577	$3,427,787
	2009	$932,357	$326,200	$235,800	$0	$44,938	$411,735	$1,951,030

Mats Wallin	2011	$484,375	$134,593	$128,776	$183,094	N/A	$201,865	$1,132,703
Chief Financial Officer(5)	2010	$454,688	$138,570	$126,852	$272,813	N/A	$128,991	$1,121,914
	2009	$301,563	$20,388	$14,738	$0	N/A	$159,180	$495,869

Günter Brenner	2011	$620,000	$105,923	$101,341	$301,320	N/A	$200,533	$1,329,117
President	2010	$573,333	$109,068	$99,845	$401,333	N/A	$178,591	$1,362,170
Autoliv Europe	2009	$546,667	$86,987	$62,880	$0	N/A	$186,592	$883,126

Gunnar Dahlén(5)	2011	$426 667	$105,923	$101,341	$207,360	N/A	$183,658	$1,024,949
President	2010	$402,667	$109,068	$99,845	$281,867	N/A	$173,888	$1,067,335
Autoliv Asia

Steven Fredin(5)(6)	2011	$387,167	$99,869	$95,547	$183,249	$178,600	$66,466	$1,010,898
President
Autoliv Americas

(1)	The amounts contained in the table were paid in either Swedish Kronor, Euro or USD. All amounts have been converted to dollars using the following exchange rates (refer to page 27); 1 USD = 6.4 SEK = 0.75 EUR.
(2)	The numbers reflect the aggregate grant-date fair value of the options and RSUs granted in each respective year, calculated in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (FASB Topic 718). The fair value of the RSUs was based on the stock price on the date of grant. The assumptions made in the valuation of the options are contained in Note 1 “Stock Based Compensation” in the Company’s Annual Report.
(3)	All amounts contained in the column relate to Change in Pension Value as used for accounting purposes. In 2010, Mr. Carlson’s pension value decreased by $13,864.
(4)	All other compensation for 2011 consists of (i) for Messrs. Carlson, Wallin, Brenner, Dahlén, and Fredin, the aggregate incremental cost to the Company of a company car, which is $24,796, $22,984, $14,533, $8,000, and $11,250, respectively; (ii) for Messrs. Carlson, Wallin, Brenner, and Dahlén, $490,625, $169,531, $186,000 and $108,169 respectively, contributed by the Company to their defined contribution plans; (iii) for Mr. Fredin, $8,332 in matching contributions to the U.S. 401(k) plan and $19,391 contributed to the Autoliv North America Non-Qualified Retirement Plan; (iv) for Mr. Fredin $7,340 for a club membership and $12,450 for healthcare benefits, and $7,702 in tax gross-up payments related to his use of a company car; (v) for Mr. Dahlén, the amount shown includes $43,440 for his accommodations, $11,629 for a club membership, a $8,810 home leave travel benefit as well as tax gross-up payments of $3,610 related to his club membership and home leave travel; (vi) for both Messrs. Carlson and Wallin, an additional $14,047 and $8,600, respectively, for the value of a vacation supplement based on Swedish labor practices; (vii) for each of Messrs. Carlson and Wallin, an additional $750 for healthcare; and (viii) for Mr. Carlson, $752,258 paid as settlement of earned but unused vacation days over a number of years, in accordance with Swedish legislation and practice.
(5)	Mr. Wallin was named our CFO in July 2009. Mr. Dahlén was not a named executive officer in 2009. See the CD&A above for more information. Mr. Fredin was not a named executive officer in either 2009 or 2010.
(6)	This amount reflects what Mr. Fredin actually received in 2011 as salary. On an annualized basis, Mr. Fredin would have received $410,000 had he been the President of Autoliv Americas the entire year.

See the CD&A above for more information.

2011 Grants of Plan-Based Awards Table

The following table summarizes grants of plan-based awards to named executive officers made in the year ended December 31, 2011:

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards					All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)(1)		Maximum ($)(1)
Jan Carlson	02/22/11	02/21/11						4,760			$347,242
	02/22/11	02/21/11							14,280	$72.95	$332,296
			0	735,938		1,471,875

Mats Wallin	02/22/11	02/21/11						1,845			$134,593
	02/22/11	02/21/11							5,534	$72.95	$128,776
			0	169,531		339,063

Günter Brenner	02/22/11	02/21/11						1,452			$105,923
	02/22/11	02/21/11							4,355	$72.95	$101,341
			0	279,000		558,000

Gunnar Dahlén	02/22/11	02/21/11						1,452			$105,923
	02/22/11	02/21/11							4,355	$72.95	$101,341
			0	192,000		384,000

Steve Fredin	02/22/11	02/21/11						1,369			$99,869
	02/22/11	02/21/11							4,106	$72.95	$95,547
			0	169,675	(3)	339,350	(3)

(1)	These target and maximum amounts in some instances may vary slightly from the percentages of base salary outlined on
page	38 as a result of rounding and exchange rate effects.
(2)	The numbers reflect the aggregate grant-date fair value of the options and RSUs calculated in accordance with FASB Topic 718.
(3)	Reflects Mr. Fredin’s target and maximum non-equity incentive plan award opportunities, prorated based on his increase in base salary and bonus opportunity in connection with his promotion to President Autoliv Americas. Mr. Fredin’s target and maximum non-equity incentive award opportunities would have been $184,500 and $369,000, respectively, had he been the President Autoliv Americas for the full year.

See the CD&A above for more information.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table summarizes the total number of securities underlying outstanding plan awards for the named executive officers in the year ended December 31, 2011:

		Option Awards(1)				Stock Awards(1)
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or Units of Stock that have not vested (#)	Market Value of Shares or Units of Stock that have not vested ($)(2)
Jan Carlson	2011		14,280	72.95	02/22/21	4,760	254,612
	2010	24,000		44.70	02/18/20	8,000	427,920
	2009	60,000		16.31	02/20/19	20,000	1,069,800
	2008	20,000		51.67	02/19/18
	2007	15,000		57.40	06/14/17
	2007	5,000		59.01	02/14/17
	2006	5,000		49.60	01/09/16
	2005	3,500		47.46	01/10/15
	2004	3,250		40.26	01/12/14
	2003	4,000		21.36	01/02/13

Mats Wallin	2011		5,534	72.95	02/22/21	1,845	98,689
	2010	9,300		44.70	02/18/20	3,100	165,819
	2009	3,750		16.31	02/20/19	1,250	66,863
	2008	1,900		51.67	02/19/18
	2007	750		59.01	02/14/17
	2006	750		49.60	01/09/16
	2005	375		47.46	01/10/15

Günter Brenner	2011		4,355	72.95	02/22/21	1,452	77,667
	2010	7,320		44.70	02/18/20	2,440	130,516
	2009	6,000		16.31	02/20/19	5,333	285,262

Gunnar Dahlén	2011		4,355	72.95	02/22/21	1,452	77,667
	2010	7,320		44.70	02/18/20	2,440	130,516
	2009	15,000		16.31	02/20/19	5,000	267,450
	2008	6,000		51.67	02/19/18
	2007	3,250		59.01	2/14/17

Steve Fredin	2011		4,106	72.95	02/22/21	1,369	73,228
	2010					2,300	123,027
	2009					5,000	267,450
	2008	4,500		51.67	02/19/18
	2007	5,500		59.01	02/14/17

(1)	The options and RSUs were granted on December 3, 2001, January 2, 2002, January 2, 2003, January 12, 2004, January 10, 2005, January 9, 2006, February 14, 2007, June 14, 2007, February 19, 2008, February 20, 2009, February 18, 2010, and February 22, 2011. All options granted are for 10-year terms with an exercise price equal to the fair market value on the NYSE on the date of grant and become exercisable after one year of continued employment following the grant date. All RSUs granted generally vest after three years and are conditioned upon the grantee not having given notice of termination of employment prior to such date.
(2)	The closing price on the NYSE for our common stock on December 30, 2011 (the last trading day of the year), was $53.49.

Option Exercises and Stock Vested During 2011

The following table summarizes for each of our named executive officers the option awards that were exercised and RSUs that vested during the year ended December 31, 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Jan Carlson	N/A	N/A	6,667	486,358
Günter Brenner	N/A	N/A	N/A	N/A
Gunnar Dahlén	N/A	N/A	2,000	145,900
Steve Fredin	6,900	219,834	1,500	109,425
Mats Wallin	N/A	N/A	633	46,177

(1)	The value realized upon exercise of stock options reflects the difference between the price of a share of our common stock on the date of exercise and the exercise price of the stock option.
(2)	The value realized on vesting of RSUs shown in the table above was calculated as the product of the closing price of a share of our common stock on the vesting date multiplied by the number of RSUs vested.

Pension Benefits

The following table summarizes the present value of the benefit (and other information) under the defined benefit plan of the Company for the named executive officers in the year ended December 31, 2011. Messrs. Wallin, Brenner and Dahlén do not participate in a defined benefit plan. Since 2007 when he became the CEO, Mr. Carlson no longer participates in a defined benefit plan.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments during Last Fiscal Year ($)

Jan Carlson (1)	Defined Benefit	2.0	340,669	(2)	0

Mats Wallin	N/A	N/A	N/A		N/A

Günter Brenner	N/A	N/A	N/A		N/A

Gunnar Dahlén	N/A	N/A	N/A		N/A

Steve Fredin	Autoliv ASP, Inc. Pension Plan	20.176	387,800	(3)	0
	Autoliv ASP, Inc. Excess Pension Plan	20.176	169,600	(3)	0

(1)	Mr. Carlson participated in a defined benefit plan of the Company prior to becoming CEO. Pursuant to the terms of his defined benefit plan, were he to retire today Mr. Carlson would be entitled to an accrued benefit which shall be the sum of (a) 1.00% of the Average Final Earnings times years of Benefit Service earned before January 1, 2006, plus (b) 0.70% of the Average Final Earnings times years of Benefit Service earned after December 31, 2005, plus (c) 0.50% of Average Final Earnings in excess of Covered Compensation times years of Benefit Service up to 35 years.
(2)	The accumulated benefit is a measure of pension liabilities used for accounting purposes. The underlying calculation values accrued pensions for plan beneficiaries based on completed service and current salaries allowing for any required future increases on these benefits. Effectively, regarding pension benefits, the measure gives an approximate indication of the liability that would have to be met if the plan were frozen. The measure is market-based in that it values liabilities at market interest rates for investment grade bonds.
(3)	The actuarial present value of Mr. Fredin’s accumulated plan benefit is based on Mr. Fredin’s accrued benefit in each plan at December 31, 2011, using the plan’s benefit formula and actual earnings and service through December 31, 2011. The calculation is based on the same assumptions used for financial reporting purposes under generally accepted accounting principles with the following exceptions: (i) Mr. Fredin was assumed to retire on his normal retirement date of March 1, 2027, (ii) Mr. Fredin was assumed to elect a lump sum payment in both plans, payable on March 1, 2027, and (iii) no pre-retirement decrements (withdrawal, retirement, disability, or death) were assumed. Key assumptions used to calculate the defined benefit values as of December 31, 2011, are as follows: (i) discount rate of 4.60%, (ii) lump sum interest rates of 1.90% for the first five years, 4.45% for the next 15 years, and 4.70% thereafter, and (iii) mortality table RP20000 generational mortality with 70% blue collar adjustment, with projections.

U.S. Pension Plan. During 2011, Mr. Fredin participated in the Autoliv ASP, Inc. Pension Plan (which we refer to as the Pension Plan). The Pension Plan is a funded, defined benefit pension plan that provides benefits for the Company’s U.S. employees hired prior to January 1, 2004, who meet minimum age and service eligibility requirements. Subject to certain limitations, the monthly retirement benefit under the Pension Plan (assuming attainment of age 65, the retirement age specified by the plan, and an election to receive payments in the form of a life annuity), is determined in accordance with a formula that takes into account the following factors: the highest average of any consecutive five calendar years of pensionable earnings during the last ten years of employment (“average final earnings”), and the number of years of benefit service. The retirement benefit for Mr. Fredin under the Pension Plan is a monthly pension equal to 1/12th of the amount determined as follows:

•	1.0% of average final earnings times years of benefit service prior to 12/31/2005, plus

•	0.5% of average final earnings in excess of “Covered Compensation” times years of benefit service prior to 12/31/05, plus

•	0.7% of average final earnings times years of benefit service on or after 1/1/2006, plus

•	0.5% of average final earnings in excess of “Covered Compensation” times years of benefit service on or after 1/1/2006.

For purposes of this formula, “earnings” in a given year means the participant’s gross annual compensation, excluding amounts credited or paid under the key employees stock option and performance unit plan, long term incentive plans, severance pay, vacation pay and reimbursement for employment-related expenses, but including bonuses and incentive pay which is not, and has not been, subject to deferred income taxation under the Code. “Covered Compensation” means the average of the Social Security taxable wage bases during the 35-year period ending with the year in which the participant reaches the Social Security normal retirement age. Pension Plan benefits will begin when a participant reaches normal retirement age, defined as age 65. Benefits can begin as early as age 55, if the participant also has five years of vesting service, but the benefit will be lower than at normal retirement age. Disability retirement is offered under the Pension Plan to participants who have at least 15 years of vesting service, are eligible to receive Social Security Disability benefits, become totally and permanently disabled while employed, and are not eligible to participate in long-term disability insurance.

Benefits under the Pension Plan are payable in the form of a lump sum or annuity, as selected by the participant. Participants in the Pension Plan will be 100% vested in their plan benefit after five years of vesting service or if they reach age 65 while employed by Autoliv. Mr. Fredin is fully vested in his benefits in the Pension Plan.

Supplemental Executive Retirement Plan. Mr. Fredin also participated in the Autoliv ASP, Inc. Excess Pension Plan (which we refer to as the Excess Pension Plan). The Excess Pension Plan is an unfunded, nonqualified defined benefit retirement plan, pursuant to which participating U.S. employees are eligible to receive a retirement benefit based on the benefit they would receive under the Pension Plan. Benefits payable under the Excess Pension Plan are calculated without regard to the limitations imposed by the Internal Revenue Code on the amount of compensation that may be taken into account under the Pension Plan. The purpose of the Excess Pension Plan is to supplement the benefits payable under the Pension Plan.

The supplemental benefit payable under the Excess Pension Plan is equal to the excess, if any, of (i) the monthly benefit that would be payable to the executive under the Pension Plan as of the later of age 65 or the executive’s separation from service, computed without regard to applicable Internal Revenue Code limitations, and computed as if amounts deferred under a bonus or incentive compensation plan had been counted as “earnings” under the Pension Plan), over (ii) the amount of monthly benefit payable to the executive under the Pension Plan as of the later of age 65 or the executive’s separation from service, as limited by the Internal Revenue Code and the terms of the Pension Plan. Benefits under the Excess Pension Plan will be payable in a single lump sum on the first day of the seventh month following the month in which the executive retires or otherwise separates from service. Mr. Fredin is fully vested in his benefits in the Excess Pension Plan.

Nonqualified Deferred Compensation

The following table sets forth certain information with respect to the Autoliv North America Non-Qualified Retirement Plan (which we refer to as the Non-Qualified Retirement Plan). Mr. Fredin is the only named executive officer that participates in the Non-Qualified Retirement Plan.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Jan Carlson	N/A	N/A	N/A	N/A	N/A
Mats Wallin	N/A	N/A	N/A	N/A	N/A
Günter Brenner	N/A	N/A	N/A	N/A	N/A
Gunnar Dahlén	N/A	N/A	N/A	N/A	N/A
Steven Fredin	34,627	19,391	9,366	0	868,197

(1)	Mr. Fredin’s contributions to the Non-Qualified Retirement Plan are included in the amount reported as “Salary” in the Summary Compensation table for fiscal year 2011.
(2)	The Company’s matching contributions to the Non-Qualified Retirement Plan are included in the “All Other Compensation” in the Summary Compensation table for Mr. Fredin for fiscal year 2011.
(3)	Aggregate earnings are not includable in the Summary Compensation table because such earnings are not above-market or preferential interest rates.

Pursuant to the Non-Qualified Retirement Plan, participants may elect to defer a stated percentage of their base salary for each plan year, as determined by the administrative committee of the plan; provided, however, that the amount deferred may not exceed 25% of a participant’s base salary. Earnings (and losses) are credited to participants’ accounts based on participant choices between various investment options and the rate of return determined by the administrative committee of the plan. Participants’ deferred incomes are not actually invested in the investment options, which are used instead as the growth measurement mechanism for accounts under the plan.

Participants are eligible to receive matching contributions equal to 80% of their deferred amounts. For plan years ending on or before December 31, 2008, deferred amounts in excess of 12% of the participant’s compensation were not eligible for matching contributions. For plan years beginning on or after January 1, 2009, deferred amounts in excess of 7% of the participant’s compensation are not eligible for matching contributions. Participants are always 100% vested in their deferred amounts and earnings thereon; provided, however, that matching contributions and earnings thereon in a participant’s account are subject to forfeiture if the participant is determined by the Board to have stolen Company assets, violated the Company’s Business Conduct Policy or disclosed confidential business or technical information of the Company to unauthorized third parties.

Participants may elect to receive distributions from their accounts on the first day of the seventh month following the occurrence of any one of the following distribution events as designated by the participant: (i) separation from service, (ii) death, (iii) attainment of normal retirement age (65), or (iv) attainment of early retirement age (age 55 and at least five years of service with the Company). Amounts will be distributed in one of the following forms, as selected by the participant: (i) a single lump sum, (ii) 60 approximately equal monthly installments, or (iii) 120 approximately equal monthly installments.

Potential Payments Upon Termination or Change of Control

The Company has entered into agreements and maintains plans that may require the Company to make payments and/or provide benefits to our named executive officers in the event of termination of employment or a change of control.

Employment Agreements. The Company has an employment agreement with each of our named executive officers. The Company’s employment agreements obligate the Company to provide 18 months’ notice of termination of employment, in the case of Messrs. Carlson, Fredin (unless he is terminated for cause), Wallin and Dahlén, and 12 months’ notice of termination of employment, in the case of Mr. Brenner, as well as severance payments calculated as described below. Messrs. Dahlén, Wallin and Fredin must provide the Company with 6 months’ notice of resignation. Mr. Carlson must provide the Company with 12 months’ notice of resignation. Messrs. Carlson, Fredin, Wallin and Brenner’s agreements automatically terminate on the last day of the month before the executive’s 65th birthday. Except as provided below, following the executive’s termination of employment, Messrs. Carlson, Wallin, Brenner and Fredin are prohibited from competing with the Company for a period of 12 months. Such noncompetition covenant does not apply in the event that (i) the Company terminates Messrs. Carlson, Wallin and Brenner’s employment for any reason other than by reason of the executive’s breach of the agreement or Mr. Fredin’s employment for any reason other than for Cause, or (ii) Messrs. Carlson, Wallin and Brenner terminate employment due to the Company’s breach of the agreement or Mr. Fredin resigns for Good Reason. In consideration for such noncompetition, the Company is obligated to make monthly severance payments to the executive for 12 months. Such monthly payments will be equal to the difference between the executive’s monthly gross salary as of the date of his employment termination and any lower salary earned by the executive in any new employment. The monthly payment is limited to a maximum of 60% of the gross salary earned as of the date of his employment termination. The Company is not obligated to make such payments if the executive’s employment terminates due to his retirement. Mr. Dahlén is not subject to the noncompetition covenant and consequently would not receive the corresponding compensation after his termination of employment.

In addition to receiving full base salary and benefits during the notice period, if Messrs. Carlson, Wallin, and Brenner are terminated involuntarily by the Company other than for breach of the agreement or if Mr. Fredin is terminated involuntarily other than for Cause or he resigns for Good Reason, the executive would also be entitled to a lump sum severance payment equal to the sum of (i) the executive’s then-current annual salary, (ii) the average of the annual bonuses received by the executive for the two most recent fiscal years, or, if higher, the annual bonus for the fiscal year immediately prior to the year of termination, (iii) the annual taxable value of the benefit of a Company car, and (iv) the value of any pension benefits to which the executive would have been entitled to if he remained in service for one year following termination. For purposes of Mr. Fredin’s employment agreement, a termination by the Company by reason of Mr. Fredin’s disability will be treated the same as an involuntary termination other than for Cause. Mr. Dahlén would not be entitled to receive this additional lump sum severance payment under the terms of his employment agreement.

Severance Agreements. Each of the named executive officers, other than Mr. Dahlén, has a change-in-control severance agreements (“Severance Agreement”) with the Company

Pursuant to the terms of each of the Severance Agreements, in the event that during the two-year period following a change of control, (i) the executive terminates his employment for Good Reason or, for Messrs. Carlson, Wallin, and Brenner only, during the 30-day period commencing one year after the change of control, for any reason, or (ii) the Company terminates the executive’s employment for any reason other than death or for Cause (as defined in the Severance Agreements), the executive would be entitled to certain benefits. Messrs. Carlson, Wallin, Brenner and Fredin would be entitled to receive an immediate lump sum payment in an amount equal to 2.5 times the sum of (i) such executive’s then-current annual salary (or if higher, the salary in effect immediately prior to the first event or circumstances which constitutes Good Reason), (ii) the average of the annual bonuses received by the executive for the two most recent fiscal years, or the annual bonus for the fiscal year immediately prior to the fiscal year during which occurs the first event or circumstance constituting Good Reason, whichever is highest, (iii) the taxable value of the benefit of a Company car, and (iv) the value of any pension benefits to which the executive would have been entitled to if he remained in service for one year following termination. This payment is in lieu of other benefits under the executive’s employment agreement.

Because Mr. Dahlén does not have a Severance Agreement, the terms of his employment agreement would continue to apply to any termination following a change of control. Therefore, if Mr. Dahlén is involuntarily terminated following a change in control, he would continue to receive salary and benefits during the requisite 18-month notice period.

For purposes of Mr. Fredin’s employment agreement and the Severance Agreements, the following terms have the following meanings:

“Good Reason” generally means the occurrence of any one of the following events without the executive’s express written consent: (i) the assignment to the executive of any duties inconsistent with his status as an executive officer or a substantial adverse alteration in the nature or status of his responsibilities; (ii) any reduction in the executive’s annual base salary; (iii) relocation of the executive’s principal place of employment to a location more than 30 miles, or 45 miles, in the case of Mr. Fredin, from his then-current principal place of employment; (iv) the Company’s failure to pay any portion of the executive’s compensation; (v) the discontinuance of any compensation plan in which the executive participated which is material to his total compensation; (vi) in the case of Messrs. Carlson, Wallin and Brenner, any direct or indirect reduction of any material fringe benefit in place at the time of the change of control, or the Company’s failure to provide the number of paid vacation days to which executive is entitled; (vii) any purported termination of the executive’s employment which is not effected pursuant to the notice requirements under the Severance Agreement; or (viii) the failure by any successor to the Company to expressly assume the employment agreement.

“Cause” generally means (i) the willful and continued failure by the executive to substantially perform his duties, or (ii) the willful engaging by the executive in conduct which is demonstrably and materially injurious to the Company or its subsidiaries, monetarily or otherwise.

“Change of Control” generally means (i) the acquisition of 25% (or 20%, in the case of Mr. Fredin) or more of the Company’s voting securities; or (ii) the members of the Board of Directors cease to constitute a majority of the Board of Directors; or (iii) consummation of merger or consolidation unless (1) the current stockholders continue to own at least 60% of the surviving entity’s voting securities, or (2) such transaction was effected to implement a recapitalization of the Company in which no person acquires 25% or more of the Company’s voting securities; or (iv) stockholder approval of a liquidation or dissolution or consummation of an agreement for the sale or disposition of all or substantially all of the Company’s assets (unless the current stockholders continue to own at least 60% of the Company’s voting securities after such transaction).

Equity Awards. Pursuant to the 1997 Plan, upon the occurrence of a change of control, any outstanding options and RSUs held by the executive would become fully vested. Pursuant to the agreements evidencing awards granted under the 1997 Plan, upon the executive’s death or retirement, any outstanding RSUs held by the executive would become fully vested. Upon an executive’s involuntary termination of employment absent a Change in Control, any outstanding options and RSUs that would vest during the applicable notice period, if any, would become fully vested.

Estimated Payments to Messrs. Carlson, Wallin, Brenner, Dahlén and Fredin Upon a Qualifying Termination, Change of Control or Death or Disability. The following tables set forth the estimated value of the payments and benefits described above to each of Messrs. Carlson, Wallin, Brenner, Dahlén and Fredin upon a qualifying termination, change of control and death or disability. The amounts shown assume that the triggering events occurred on December 31, 2011. For the purpose of the calculations, the 2011 pension premiums for each named executive officer have been used. The amounts contained in the table would be paid in Swedish Kronor, Euro or USD. All amounts have been converted to dollars using the following exchange rates: 1 USD = 6.4 SEK = 0.75 EUR.

Jan Carlson
	Triggering Event
Estimated Potential Payment or Benefit	Voluntary Termination ($)	Involuntary Termination without Cause ($)		Involuntary Termination for Cause ($)	Change of Control ($)	Change of Control and Termination ($)		Death or Disability ($)
Lump sum cash severance payment	—	2,865,265	(4)	—	—	7,163,163	(4)	—

Estimated value of continuing salary/annual incentive payments during requisite notice period	1,226,563	2,575,781		2,575,781	—	—		—

Salary differential payments in consideration for noncompetition with the Company(1)	735,938	—		735,938	—	—		—

Continuing health, welfare and retirement benefits(2)	500,594	750,891		750,891	—	—		—

Value of accelerated vesting equity(3)	—	1,497,720		—	1,752,332	1,752,332		1,752,332

Value of company car	15,578	23,366		23,366	—	—		—

Total	2,478,673	7,713,023		4,085,976	1,752,332	8,915,495		1,752,332

Mats Wallin
	Triggering Event
Estimated Potential Payment or Benefit	Voluntary Termination ($)	Involuntary Termination without Cause ($)		Involuntary Termination for Cause ($)	Change of Control ($)	Change of Control and Termination ($)		Death or Disability ($)(6)
Lump sum cash severance payment	—	941,266	(4)	—	—	2,353,164	(4)	—

Estimated value of continuing salary/annual incentive payments during requisite notice period	242,188	896,094		896,094	—	—		—

Salary differential payments in consideration for noncompetition with the Company(1)	290,625	—		290,625	—	—		—

Continuing health, welfare and retirement benefits(2)	89,359	268,078		268,078	—	—		—

Value of accelerated vesting equity(3)	—	232,682		—	331,371	331,371		331,371

Value of company car	7,273	21,819		21,819	—	—		—

Total	629,445	2,359,939		1,476,616	331,371	2,684,535		331,371

Günter Brenner
	Triggering Event
Estimated Potential Payment or Benefit	Voluntary Termination ($)	Involuntary Termination without Cause ($)		Involuntary Termination for Cause ($)	Change of Control ($)	Change of Control and Termination ($)		Death or Disability ($)(6)
Lump sum cash severance payment	—	1,221,925	(4)	—		3,054,813	(4)	—

Estimated value of continuing salary/annual incentive payments during requisite notice period	310,000	899,000		899,000		—		—

Salary differential payments in consideration for noncompetition with the Company(1)	372,000	—		372,000		—		—

Continuing health, welfare and retirement benefits(2)	93,000	186,000		186,000		—		—

Value of accelerated vesting equity(3)	—	285,262		—	493,445	493,445		493,445

Value of company car	7,296	14,592		14,592

Total	782,296	2,606,779		1,471,592	493,445	3,548,258		493,445

Gunnar Dahlén
	Triggering Event
Estimated Potential Payment or Benefit	Voluntary Termination ($)	Involuntary Termination without Cause ($)	Involuntary Termination for Cause ($)	Change of Control ($)	Change of Control and Termination ($)		Death or Disability ($)(6)
Lump sum cash severance payment	—	—	—	—	—		—

Estimated value of continuing salary/annual incentive payments during requisite notice period	213,333	832,000	832,000	—	832,000	(5)	—

Salary differential payments in consideration for noncompetition with the Company(1)	—	—	—	—	—		—

Continuing health, welfare and retirement benefits(2)	85,824	257,472	257,472	—	257,472		—

Value of accelerated vesting equity(3)	—	397,966	—	475,633	475,633		475,633

Value of company car	4,000	12,000	12,000	—	12,000		—

Total	303,157	1,499,438	1,101,472	475,633	1,577,105		475,633

Steven Fredin
	Triggering Event
Estimated Potential Payment or Benefit	Voluntary Termination without Good Reason($)	Involuntary Termination without Cause/Resignation for Good Reason ($)		Involuntary Termination for Cause ($)	Change of Control ($)	Change of Control and Termination ($)		Death or Disability ($)(6)
Lump sum cash severance payment	—	768,541	(4)	—	—	1,921,353	(4)	—

Estimated value of continuing salary/annual incentive payments during requisite notice period	205,000	799,500		—	—	—		—

Salary differential payments in consideration for noncompetition with the Company(1)	246,000	—		246,000	—	—		—

Continuing health, welfare and retirement benefits(2)	31,392	94,175		—	—	—		—

Value of accelerated vesting equity(3)	—	390,477		—	463,705	463,705		463,705

Value of company car	5,625	16,875			—	—		—

Total	488,017	2,069,568		246,000	463,705	2,385,058		463,705

The following footnotes apply to each of the tables above:

(1)	Reflects a monthly payment of 60% of the monthly gross salary earned as of the date of the executive’s employment termination, multiplied by 12, which is the maximum amount available to the executive pursuant to the terms of his employment agreement. Mr. Dahlén does not receive this payment.
(2)	Reflects the value of the benefits disclosed in footnote (4) to the Summary Compensation table (with the exception of amounts paid as vacation supplements or settlements) that the executive would be entitled to during the requisite notice period. The estimated values are determined based on the Company’s cost of providing such benefits during 2011.
(3)	Reflects the value of unvested options and RSUs that vest (in whole or in part) upon the designated event, based on the closing price for our common stock on December 30, 2011 ($53.49). For the purpose of this calculation, outstanding unvested options having an exercise price greater than the closing price of our common stock on such date have a value of $0. As discussed above, upon an involuntary termination, the executive would be entitled to receive his compensation and benefits during the 18-month (or 12-month) notice period, including any equity awards that would vest during such period. The value of the equity awards upon an involuntary termination reflects the value of the RSUs that would vest during the 18-month (or 12-month) period following December 30, 2011, but does not assume that any options that would vest would necessarily be exercised. Upon a change of control, all options and RSUs vest in full. The value of the equity awards upon a change of control reflects the value of all unvested stock options and RSUs on December 30, 2011, and assumes a cash settlement of all unvested options.
(4)	The bonus portion of the estimated lump sum payment is based on the bonus paid during 2010.
(5)

Mr. Dahlén does not have a Severance Agreement. An involuntary termination following a change of control is treated as a normal involuntary termination and his benefits are calculated using the salary, bonus, and benefits payable during the 18 month notice period. Because his employment agreement does not specify how his bonus is to be calculated upon involuntary termination, his 2011 non-equity incentive target award is used in calculating the values of his involuntary termination.
(6)	Reflects for each named executive officer the value of unvested RSUs that vest upon the executive’s termination of employment by reason of disability.

Compensation of Directors

Directors who are employees of the Company or any of its subsidiaries do not receive separate compensation for service on the Board or Board committees. Non-employee directors are paid a retainer of $170,000 per year, which we refer to as the “annual retainer,” while the Chairman of the Board is paid an annual retainer of $340,000 per year. In addition, the Chairman of the Compensation Committee is paid a supplemental annual retainer of $20,000; the Chairman of the Nominating and Corporate Governance Committee is paid a supplemental annual retainer of $10,000; and the Chairman of the Audit Committee is paid a supplemental annual retainer of $20,000. In recognition of the time-consuming demands of the antitrust investigations in 2011, the Compensation Committee decided to award a special, one-time $25,000 fee to each member of the Compliance Committee.

Non-employee directors can elect to defer payment of a pre-determined percentage of their compensation under the Autoliv, Inc. 2004 Non-Employee Director Stock-Related Compensation Plan. In 2011, none of the directors elected to defer any of their compensation.

In 2012, the Board adopted certain changes to its compensation program for non-employee directors. Effective January 1, 2012, provided that our stockholders approve at our 2012 Annual Meeting a proposal to amend the 1997 Plan, one-third of the annual retainer for our non-employee directors will be paid in fully-vested shares of our common stock. In addition, each non-employee member of the Board will be subject to a new stock ownership policy, which requires each non-employee director to acquire and hold shares of our common stock in an amount equivalent to one year’s annual retainer. The non-employee directors have three years to reach the new ownership requirements.

The following table sets forth the compensation that our non-employee directors earned during the year ended December 31, 2011 for services rendered as members of our Board:

	Fees Earned Or Paid in Cash ($)	Total ($)
Robert W. Alspaugh	215,000	215,000
Sune Carlsson(1)	61,050	61,050
Walter Kunerth	170,000	170,000
George A. Lorch	170,000	170,000
Xiaozhi Liu(2)	27,718	27,718
Lars Nyberg (3)	181,087	181,087
James M. Ringler	190,000	190,000
Kazuhiko Sakamoto	195,000	195,000
S. Jay Stewart(1)	73,650	73,650
Lars Westerberg(4)	329,837	329,837
Wolfgang Ziebart(5)	201,450	201,450

(1)	These amounts reflect pro rata payments to these directors prior to their retirement from the Board on May 10, 2011.
(2)	Ms. Liu was appointed to the Board on November 3, 2011.

(3)	Mr. Nyberg was appointed Chairman on December 20, 2011, and, in connection with such appointment, he received an additional payment of $11,087, as his pro rata Chairman fee. This is equivalent to an annual fee of $340,000.
(4)	This amount reflects pro rata payments to Mr. Westerberg prior to his retirement from the Board on December 20, 2011. This amount excludes the pension that Mr. Westerberg is paid for his past service as the Chief Executive Officer of the Company. Under Mr. Westerberg’s pension plan, he was allowed to retire at the age of 60 with pension benefits amounting to 70% of base salary at retirement until the age of 65 and amounting to 50% of base salary after the age of 65. Under this pension arrangement, Mr. Westerberg was paid $710,974 in 2011.
(5)	This amount includes a pro rata payment for Dr. Ziebart’s service as Chairman of the Nominating and Corporate Governance Committee since May 10, 2011.

Compensation Risk Management

The Compensation Committee has reviewed with management the design and operation of our incentive compensation arrangements for senior management, including executive officers, for the purpose of determining whether such programs might encourage inappropriate risk-taking that could have a material adverse effect on the Company. The Compensation Committee considered, among other things, the features of the Company’s compensation program that are designed to mitigate compensation-related risk, such as the performance objectives and target levels for incentive awards (which are based on overall Company performance), and its compensation recoupment policy. The Compensation Committee concluded that any risks arising from the Company’s compensation plans, policies and practices are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised exclusively of directors who have never been employed by the Company and who are “independent” as defined in the applicable rules of the NYSE, the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated by the SEC. No executive officer of the Company served as a member of the Compensation Committee of another entity, one of whose executive officers served on the Company’s Compensation Committee. No executive officer of the Company served as a director of another entity, one of whose executive officers either served on the Compensation Committee of such entity or served as a director of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Company’s Compensation Discussion and Analysis, and based on such review and discussions, has recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s amended 2011 Annual Report on Form 10-K.

James M. Ringler, Chairman
George A. Lorch
Lars Nyberg

Exhibit No.	Description

31.3*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 7, 2012.

AUTOLIV, INC.
(Registrant)

By:	/s/ Mats Wallin

Mats Wallin
Vice President and Chief Financial Officer