Form 10-Q
period 2012-03-31
AUTOLIV INC
filed 2012-04-27
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

Commission File No.: 001-12933

AUTOLIV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Vasagatan 11, 7th floor, SE-111 20, Box 70381,
SE-107 24 Stockholm, Sweden	N/A
(Address of principal executive offices)	(Zip Code)

+46 8 587 20 600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirement for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 23, 2012, there were 89,525,222 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our restructuring and cost reduction initiatives discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer and customer preferences for end products, customer losses, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, fluctuation in currencies or interest rates, fluctuation in vehicle production schedules for which the Company is a supplier, component shortages, market acceptance of our new products, costs or difficulties related to the integration of any new or acquired businesses and technologies, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments or joint venture arrangements, pricing negotiations with customers, our ability to be awarded new business, increased costs, supply issues, product liability, warranty and recall claims and other litigation and customer reactions thereto, possible adverse results of pending or future litigation or infringement claims, negative impacts of governmental investigations and litigation relating to the conduct of our business, tax assessments by governmental authorities, dependence on key personnel, legislative or regulatory changes, political conditions, dependence on customers and suppliers, as well as the risks identified in Item 1A “Risk Factors” in this quarterly report and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012, as amended by our Form 10-K/A filed with the SEC on March 7, 2012. Except for the Company’s ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended
	March 31, 2012	March 31, 2011
Net sales	$2,178.9	$2,108.6

Cost of sales	(1,737.8)	(1,642.6)

Gross profit	441.1	466.0

Selling, general & administrative expenses	(93.6)	(90.9)
Research, development & engineering expenses, net	(126.3)	(114.5)
Amortization of intangibles	(4.6)	(3.7)
Other income (expense), net	(63.3)	(2.1)

Operating income	153.3	254.8

Equity in earnings of affiliates, net of tax	2.1	1.3
Interest income	0.8	0.9
Interest expense	(12.5)	(15.4)
Other financial items, net	(2.6)	(1.8)

Income before income taxes	141.1	239.8

Income tax expense	(39.7)	(57.3)

Net income	$101.4	$182.5

Less: net income attributable to non-controlling interests	0.9	1.0

Net income attributable to controlling interest	$100.5	$181.5

Net earnings per share – basic	$1.12	$2.04
Net earnings per share – diluted	$1.07	$1.93

Weighted average number of shares outstanding, net of treasury shares (in millions)	89.4	89.1
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	93.8	93.9

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	89.5	89.2

Cash dividend per share – declared	$0.47	$0.43
Cash dividend per share – paid	$0.45	$0.40

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2012	March 31, 2011
Net income	$101.4	$182.5

Foreign currency translation adjustments	27.3	23.2
Defined benefit pension plan	2.0	0

Other comprehensive income, before tax	29.3	23.2

Income tax expense related to defined benefit pension plan	(0.7)	(0)

Other comprehensive income, net of tax	28.6	23.2

Comprehensive income	130.0	205.7

Less: comprehensive income attributable to non-controlling interest	1.0	1.1

Comprehensive income attributable to controlling interest	$129.0	$204.6

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	March 31, 2012
	(unaudited)	December 31, 2011
Assets
Cash & cash equivalents	$732.0	$739.2
Receivables, net	1,660.8	1,457.8
Inventories, net	620.8	623.3
Other current assets	182.1	180.0

Total current assets	3,195.7	3,000.3

Property, plant & equipment, net	1,156.4	1,121.2
Investments and other non-current assets	289.4	279.6
Goodwill	1,611.5	1,607.0
Intangible assets, net	105.5	109.2

Total assets	$6,358.5	$6,117.3

Liabilities and equity
Short-term debt	$209.3	$302.8
Accounts payable	1,092.8	1,083.9
Accrued expenses	603.6	465.9
Other current liabilities	222.7	233.3

Total current liabilities	2,128.4	2,085.9

Long-term debt	468.7	363.5
Pension liability	198.2	193.1
Other non-current liabilities	125.9	125.8

Total non-current liabilities	792.8	682.4

Total parent shareholders’ equity	3,420.7	3,333.4
Non-controlling interests	16.6	15.6

Total equity	3,437.3	3,349.0

Total liabilities and equity	$6,358.5	$6,117.3

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2012	March 31, 2011
Operating activities
Net income	$101.4	$182.5
Depreciation and amortization	66.7	65.4
Other, net	5.6	2.4
Changes in operating assets and liabilities	(75.7)	(108.9)

Net cash provided by operating activities	98.0	141.4

Investing activities
Expenditures for property, plant and equipment	(79.5)	(82.2)
Proceeds from sale of property, plant and equipment	1.1	2.1
Acquisitions and divestitures of businesses and other, net	(0.4)	1.9

Net cash used in investing activities	(78.8)	(78.2)

Financing activities
Net increase in short-term debt	18.9	9.8
Repayments and other changes in long-term debt	(4.3)	—
Dividends paid	(40.2)	(35.6)
Common stock options exercised	5.7	7.1

Other	(0.4)	—

Net cash used in financing activities	(20.3)	(18.7)

Effect of exchange rate changes on cash and cash equivalents	(6.1)	(27.0)

(Decrease) increase in cash and cash equivalents	(7.2)	17.5

Cash and cash equivalents at beginning of period	739.2	587.7

Cash and cash equivalents at end of period	$732.0	$605.2

See “Notes to unaudited condensed consolidated financial statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2012

1.1 Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited financial statements and all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. The result for the interim period is not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2012. Certain prior-year amounts have been reclassified to conform to current year presentation.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012, as amended by our Form 10-K/A filed with the SEC on March 7, 2012.

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

1.2 New Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2012:

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”, which defers the requirement in ASU 2011-05 that companies present reclassification adjustment for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) on the face of the financial statements. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. ASU No. 2011-12 will have no impact on the Company’s consolidated financial statements, other than presentation of comprehensive income.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires disclosure of financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet. ASU No. 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. Entities should provide the disclosures required by this ASU retrospectively for all comparative periods presented. The adoption of ASU 2011-11 will have an impact on the Company’s disclosures about its financial instruments to the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which updates Accounting Standards Codification (“ASC”) Topic 220. The adoption of ASU No. 2011-05 eliminates the ability of reporting entities to present changes in other comprehensive income as a component of stockholder’s equity, and requires that changes in other comprehensive income be shown either in a continuous statement of comprehensive income or as a statement immediately following the statement of earnings. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011. ASU No. 2011-05 had no impact on the Company’s consolidated financial statements, other than presentation of comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which updates ASC Topic 820. ASU No. 2011-04 clarifies the intent of ASC 820 around the highest and best use concept being relevant only to nonfinancial assets, the fair value of instruments in shareholders’ equity should be measured from the perspective of a market participant holding the instrument as an asset, and the appropriate usage of premiums and discounts in a fair value measurement. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 did not have an impact on the Company’s consolidated financial statements, other than disclosures related to fair value measurements.

1.3 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at March 31, 2012 are either interest rate swaps or foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond 2019. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives, hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the Consolidated Statement of Income when the hedge transaction affects net earnings. There were no material reclassifications from OCI to the Consolidated Statement of Income during the three months ended March 31, 2012 and, likewise, no material reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial.

The Company records derivatives at fair value. Any gains and losses on derivatives recorded at fair value are reflected in the Consolidated Statement of Income with the exception of cash flow hedges where an immaterial portion of the fair value is reflected in other comprehensive income. The degree of judgment utilized in measuring the fair value of the instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of asset or liability, whether the asset or liability has an established market and the characteristics specific to the transaction. Derivatives with readily active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, assets rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

Under existing GAAP, there is a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by the hierarchy are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3 - Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following tables summarize the valuation of the Company’s derivatives by the above noted pricing observability levels:

		Fair Value Measurements at March 31, 2012
		Using

Description	Total carrying amount in Consolidated Balance Sheet March 31, 2012	Level 1	Level 2	Level 3
Assets
Derivatives	$17.1	—	$17.1	—
Total Assets	$17.1	—	$17.1	—

Liabilities
Derivatives	$4.2	—	$4.2	—
Total Liabilities	$4.2	—	$4.2	—

		Fair Value Measurements at December 31, 2011
		Using

Description	Total carrying amount in Consolidated Balance Sheet December 31, 2011	Level 1	Level 2	Level 3
Assets
Derivatives	$19.7	—	$19.7	—
Total Assets	$19.7	—	$19.7	—

Liabilities
Derivatives	$0.6	—	$0.6	—
Total Liabilities	$0.6	—	$0.6	—

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. Although the Company is party to close-out netting agreements with most derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, have been presented on a gross basis.

			Fair Value Measurements at March 31, 2012
Description	Nominal volume		Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 8 years (fair value hedge)	$60.0		$14.6	$—	Other non-current asset
Total derivatives designated as hedging instruments	$60.0		$14.6	$—
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$1,311.4		$2.5	$4.2	Other current assets/liabilities
Total derivatives not designated as hedging instruments	$1,311.4		$2.5	$4.2
Total derivatives	$1,371.4		$17.1	$4.2

			Fair Value Measurements at December 31, 2011
Description	Nominal volume		Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 8 years (fair value hedge)	$60.0		$15.1	$—	Other non-current asset
Total derivatives designated as hedging instruments	$60.0		$15.1	$—
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$845.2	1)	$4.6	$0.6	Other current assets/liabilities
Total derivatives not designated as hedging instruments	$845.2		$4.6	$0.6
Total derivatives	$905.2		$19.7	$0.6

1) The nominal value is netted for offsetting swaps with a counterpart with which Autoliv has a master netting agreement. The gross nominal value is $ 1,241.9.

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended March 31, 2012			Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives designated as hedging instruments
Interest rate swap, less than 8 years (fair value hedge)	$60.0	$—	$(0.6)	$—	$—	$—
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$0.6	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended March 31, 2011			Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Description	Nominal volume	Other financial items, net	Interest expense	Interest income
Derivatives designated as hedging instruments
Interest rate swap, less than 9 years (fair value hedge)	$60.0	—	$(1.0)	—	—	—
Total derivatives designated as hedging instruments	$60.0
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$1.0	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended March 31, 2012
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$1,311.4	$(2.5)	$0.1	$—
Total derivatives not designated as hedging instruments	$1,311.4

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended March 31, 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$40.3	$3.3	$0	$—
Foreign exchange swaps	$1,495.0	(0)	0	—
Total derivatives not designated as hedging instruments	$1,535.3

All amounts recognized in the Consolidated Statement of Income related to derivatives, not designated as hedging instruments, relate to economic hedges and thus have been materially off-set by an opposite Consolidated Statement of Income effect of the related financial liabilities or financial assets.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short term maturity of these instruments. The fair value of long-term debt is determined either from quoted market prices as provided by participants in the secondary market or for long-term debt without quoted market prices, estimated using a discounted cash flow method based on the Company’s current borrowing rates for similar types of financing. The fair value of derivatives is estimated using a discounted cash flow method based on quoted market prices. The fair value and carrying value of debt is summarized in the table below. The Company has determined that each of these fair value measurements of debt reside within Level 2 of the fair value hierarchy. The discount rates for all derivative contracts are based on bank deposit or swap interest rates. Credit risk has been considered when determining the discount rates used for the derivative contracts, which when aggregated by counterparty, are in a liability position.

Fair Value of Debt

Long-term debt	March 31, 2012 Carrying value1)	March 31, 2012 Fair value	December 31, 2011 Carrying value1)	December 31, 2011 Fair value
U.S. Private placement	$304.6	$336.1	$305.1	$331.9
Medium-term notes	45.3	44.2	43.3	40.6
Notes	108.4	108.6	—	—
Other long-term debt	10.4	10.4	15.1	15.1

Total	$468.7	$499.3	$363.5	$387.6

Short-term debt
Overdrafts and other short-term debt	$78.3	$78.3	$63.2	$63.2
Short-term portion of long-term debt	131.0	135.8	132.4	136.5
Notes	—	—	107.2	109.9

Total	$209.3	$214.1	$302.8	$309.6

1) Debt as reported in balance sheet.

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

As of March 31, 2012, the Company had $79 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 1.6). For the three months ended March 31, 2012, the Company did not record any impairment charges on its long-lived assets.

1.4 Income Taxes

For the first three months of 2012, the effective tax rate was 28.1%, compared with an effective tax rate of 23.9% in the first three months of 2011. In the first three months of 2012, the impact of discrete tax items caused a 0.8% increase to the effective tax rate. The net impact of discrete tax items in the first three months of 2011 caused a 3.2 percentage point decrease to the effective tax rate.

The Company files income tax returns in the United States federal jurisdiction, various states’ jurisdictions and foreign jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is effectively no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2009. In addition, with few exceptions, the Company is also no longer subject to income tax examination by U.S. state and local and non-U.S. tax authorities for years prior to 2003.

The Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of March 31, 2012, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements. The conclusion of such audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods.

During the first quarter of 2012, the Company recorded a net increase of $0.5 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, in addition to accruing additional interest of $0.2 million related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $16.3 million recorded at March 31, 2012, $2.0 million is classified as current tax payable and $14.3 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

1.5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	March 31, 2012	December 31, 2011
Raw materials	$294.1	$295.5
Work in progress	222.0	219.9
Finished products	182.0	184.0

Inventories	698.1	699.4
Inventory valuation reserve	(77.3)	(76.1)

Total inventories, net of reserve	$620.8	$623.3

1.6 Restructuring

Restructuring provisions are made on a case-by-case basis and primarily include severance costs incurred in connection with headcount reductions and plant consolidations. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under existing credit facilities. The Company does not expect that the execution of these activities will have a material adverse impact on its liquidity position.

First quarter of 2012

The employee-related restructuring provisions in the first quarter of 2012 mainly relate to headcount reductions in Europe. The cash payments mainly relate to high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2011 to March 31, 2012.

	December 31, 2011	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	March 31, 2012
Restructuring employee-related	$31.4	$48.1	$(0.1)	$(3.1)	$1.8	$78.1
Other	0.9	—	—	—	0	0.9

Total reserve	$32.3	$48.1	$(0.1)	$(3.1)	$1.8	$79.0

2011

In 2011, the employee-related restructuring provisions, made on a case-by-case basis, relate mainly to headcount reductions throughout Europe and North America. Reversals in 2011 mainly relate to restructuring reserves in Europe and were due to capacity reduction that was not as severe as originally planned and communicated. The cash payments mainly relate to high-cost countries in Europe and in Australia. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2010 to December 31, 2011.

	December 31, 2010	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	December 31, 2011
Restructuring employee-related	$48.4	$10.1	$(4.9)	$(22.2)	$(0)	$31.4
Other	0.2	0.8	—	(0.1)	—	0.9

Total reserve	$48.6	$10.9	$(4.9)	$(22.3)	$(0)	$32.3

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions and cash paid for the three months ended March 31, 2012 mainly relate to warranty related issues. The provisions and cash paid for the three months ended March 31, 2011 mainly related to warranty related issues.

	Three months ended
	March 31, 2012	March 31, 2011
Reserve at beginning of the period	$33.0	$39.2
Change in reserve	8.9	0.3
Cash payments	(3.3)	(1.6)
Translation difference	0.4	1.2

Reserve at end of the period	$39.0	$39.1

1.8 Retirement Plans

The Company has contributory and non-contributory defined benefit pension plans covering employees at most operations in the United States and in certain other countries. The main plan is the U.S. plan for which the benefits are based on an average of the employee’s earnings in the years preceding retirement and on credited service. Certain supplemental funded and unfunded plan arrangements also provide retirement benefits to specified groups of participants.

The Company has frozen participation in the U.S. pension plans to include only those employees hired as of December 31, 2003. The U.K. defined benefit plan is the most significant individual non-U.S. pension plan and the Company has frozen participation to include only those employees hired as of April 30, 2003.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three months ended March 31, 2012 and March 31, 2011.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012, as amended by our Form 10-K/A filed with the SEC on March 7, 2012.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended
	March 31, 2012	March 31, 2011
Service cost	$4.9	$4.5
Interest cost	4.7	4.2
Expected return on plan assets	(3.5)	(3.6)
Amortization prior service cost (credit)	(0.2)	(0.3)
Amortization of (gain) loss	2.2	1.3

Net Periodic Benefit Cost	$8.1	$6.1

1.9 Equity and Equity Units Offering

On March 30, 2009, the Company sold, in an underwritten registered public offering, approximately 14.7 million common shares from treasury stock and 6.6 million equity units (the Equity Units), listed on the NYSE as Corporate Units, for an aggregate stated amount and public offering price of $235 million and $165 million, respectively. “Equity Units” is a term that describes a security that is either a Corporate Unit or a Treasury Unit, depending upon what type of note is used by the holder to secure the forward purchase contract (either a Note or a Treasury Security, as described below). The Equity Units initially consisted of a Corporate Unit which is (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $25, on the purchase contract settlement date of April 30, 2012, subject to early settlement in accordance with the terms of the Purchase Contract and Pledge Agreement, a certain number (at the Settlement Rate outlined in the Purchase Contract and Pledge Agreement) of shares of Common Stock; and (ii) a 1/40, or 2.5%, undivided beneficial ownership interest in a $1,000 principal amount of the Company’s 8% senior notes due 2014 (the “Senior Notes”).

The Settlement Rate is based on the applicable market value of the Company’s common stock on the purchase contract settlement date. Because the applicable market value of the Company’s common stock is higher than $19.20, the final settlement rate on April 30, 2012 will be 1.3607 shares of common stock per equity unit, giving effect to the dividends paid in 2010, 2011 and first quarter of 2012, and the exchange of Equity Units discussed below. The number of shares of common stock to be issued under the purchase contracts is approximately 5.8 million.

The Company allocated proceeds received upon issuance of the Equity Units based on relative fair values at the time of issuance. The fair value of the purchase contract at issuance was $3.75 and the fair value of the note was $21.25. The discount on the notes is amortized using the effective interest rate method. Accordingly, the difference between the stated rate (i.e. cash payments of interest) and the effective interest rate is credited to the value of the notes. Thus, at the end of the three years, the notes will be stated on the balance sheet at their face amount. The Company allocated 1% of the 6% of underwriting commissions paid to the debt as deferred charges based on commissions paid for similar debt issuances, but including factors for market conditions at the time of the offering and the Company’s credit rating. The deferred charges were being amortized over the life of the note (until the remarketing settlement date on March 15, 2012)

using the effective interest rate method. The remaining underwriting commissions of 5% were allocated to the equity forward and recorded as a reduction to paid-in capital. The fees associated with the remarketing (described below) were allocated the same way and the deferred charges will be similarly amortized over the life of the notes until April 30, 2014.

In the second quarter of 2010, pursuant to separately negotiated exchange agreements with holders representing an aggregate of approximately 2.3 million Equity Units, the Company issued an aggregate of approximately 3.1 million shares of Autoliv’s common stock from its treasury and paid an aggregate of approximately $7.4 million in cash to these holders in exchange for their Equity Units. Following these accelerated exchanges, 4,250,920 Equity Units remain outstanding.

The Company successfully completed the remarketing of the Senior Notes in March 2012, pursuant to which the interest rate on the Senior Notes was reset and certain other terms of the Senior Notes were modified. On March 15, 2012, the coupon was reset to 3.854% with a yield of 2.875% per annum and will be applicable until final maturity on April 30, 2014. Autoliv will not receive any proceeds from the remarketing until settlement of the forward stock purchase contracts on April 30, 2012. Proceeds from the remarketing have been used to purchase U.S. Treasury securities, which have replaced the Senior Notes as substitute collateral to secure the stock purchase obligations of the holders of the Equity Units. The U.S. Treasury securities will be held by the collateral agent, U.S. Bank National Association, until the settlement of the forward stock purchase contracts. On April 30, 2012, Autoliv will settle the purchase contracts by issuing common stock in exchange for $106,273,000 in proceeds generated by the maturity of the U.S. Treasury securities. Settlement of the purchase contracts will conclude Autoliv’s equity obligations under the Equity Units.

1.10 Non-Controlling Interest

	January-March 2012			January-March 2011
	Equity attributable to			Equity attributable to
	Parent	Non- controlling interest	Total	Parent	Non- controlling interest	Total
Balance at beginning of period	$3,333.4	$15.6	$3,349.0	$2,927.3	$11.9	$2,939.2
Total Comprehensive Income:
Net income	100.5	0.9	101.4	181.5	1.0	182.5
Foreign currency translation	27.2	0.1	27.3	23.1	0.1	23.2
Defined benefit pension plan	1.3	—	1.3	0	—	0

Total Comprehensive Income	129.0	1.0	130.0	204.6	1.1	205.7
Common Stock incentives	4.4	—	4.4	7.0	—	7.0
Cash dividends declared	(44.7)	—	(44.7)	(38.3)	—	(38.3)
Common stock issuance, net	(1.4)	—	(1.4)	—	—	—

Balance at March 31, 2012	$3,420.7	$16.6	$3,437.3	$3,100.6	$13.0	$3,113.6

1.11 Contingent Liabilities

Legal Proceedings

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters.

Litigations are subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, and with the exception of the antitrust investigations described below, it is the opinion of management that the various lawsuits to which the Company currently is a party will not have a material adverse impact on the consolidated financial position of Autoliv, but the Company cannot assure that Autoliv will not experience material litigation, product liability or other losses in the future.

In 2009, Autoliv initiated a closure of its Normandy Precision Components (NPC) plant located in France. Most of the former NPC-employees that were not “protected” (i.e. union representatives) have filed claims in French courts claiming damages in an aggregate amount of €12 million (approximately $16 million) and/or other remedies. In February 2012, the French labor court ruled in favor of some of these unprotected employees, while rejecting other claims, in an amount of €5.6 million (approximately $7.5 million).

In May 2008, a French court placed Eric Molleux Technologies Composants (“EMT”) into receivership, and liquidation proceedings were initiated in July 2009. As a result of Autoliv’s previous relationship with EMT, in March 2012, the liquidator initiated proceedings against Autoliv France and requested payment of €16.3 million (approximately $22 million), which represents the total amount of debt owed by EMT to its creditors (including Autoliv). The liquidator also requested an additional €4 million (approximately $5 million) corresponding to the debts of Autoliv Turkey towards EMT. Although Autoliv is currently in settlement discussions with the liquidator, Autoliv disputes the aggregated claim amount and believes amounts owed by EMT to Autoliv should be set off against EMT’s total debt.

On April 19, 2010, SEVA Technologies SA (“SEVA”) initiated actions against several employees and wholly-owned subsidiaries of Autoliv, Inc. In the actions, SEVA alleges that the defendants misappropriated confidential information disclosed under a non-disclosure agreement and used such information to obtain a patent. SEVA has indicated that it may seek damages of €22 million (approximately $29 million) but a formal claim has not yet been made. Autoliv has made no accruals for any penalties or expenses relating thereto. In March, the court of first instance rejected SEVA’s claims. SEVA has appealed this decision.

As previously reported, Autoliv ASP Inc., a Company subsidiary, received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (“DOJ”) on February 8, 2011. The subpoena requested documents and information as part of a long-running investigation into possible anti-competitive behavior among certain suppliers to the automotive vehicle industry, including Autoliv. On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of Autoliv BV & Co KG, a Company subsidiary in Germany, to gather information for a similar inquiry. It is the Company’s policy to cooperate with governmental investigations.

Department of Justice

The DOJ investigation is still ongoing and the Company cannot predict the precise duration or ultimate outcome of the DOJ investigation. However, based upon the current status of the DOJ investigation, the Company has accrued $14.5 million in the first quarter income statement of 2012. This accrual reflects management’s best estimate, based on the current status of the investigation and the facts as known to management, of the fines associated with the final resolution of the DOJ investigation.

European Commission

The EC investigation is still ongoing and the Company cannot predict or estimate the duration or ultimate outcome of the EC investigation. The Company remains unable to estimate the impact the EC investigation will have or predict the reporting periods in which such impact may be recorded. Consequently, with respect to the EC investigation, the Company has not recorded a provision for loss as of March 31, 2012. However, as previously disclosed, it is probable that for the reporting periods in which the related liabilities become estimable or the EC investigation is resolved the Company’s operating results and cash flows will be materially adversely impacted.

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

In addition, the global platforms and procedures used by vehicle manufacturers have led to quality performance evaluations being conducted on an increasingly global basis. Any one or more quality, warranty or other recall issue(s) (including those affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures such as a temporary or prolonged suspension of new orders, which may have a material impact on the Company’s results of operations.

The Company believes that it is currently reasonably insured against recall and product liability risks, at levels sufficient to cover potential claims that are reasonably likely to arise in our businesses based on past experience. Autoliv cannot assure that the level of coverage will be sufficient to cover every possible claim that can arise in our businesses, now or in the future, or that such coverage always will be available should we, now or in the future, wish to extend or increase insurance.

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

The table in Note 1.7 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three months ended March 31, 2012 and March 31, 2011, respectively.

1.12 Earnings per share

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

For the three months ended March 31, 2012, 4.1 million shares were included in the dilutive weighted average share amount related to the equity units. The number of shares which will be issued on April 30, 2012, related to the final settlement of the equity units, will be approximately 5.8 million. This reflects the issuance of shares at the minimum settlement rate, since the applicable market value, as calculated pursuant to the agreement governing the equity units, is above $19.20. This includes giving effect to the exchange of Equity Units discussed in Note 1.9 and taking into account all previously paid dividends, including the dividend paid in the first quarter 2012.

For the three months ended March 31, 2012, approximately 0.4 million common shares were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the first three months of 2012 and 2011, approximately 0.2 million and 0.2 million shares respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

	Three months ended
(In millions)	March 31, 2012	March 31, 2011
Weighted average shares basic	89.4	89.1
Effect of dilutive securities:
- stock options/share awards	0.3	0.6
- equity units	4.1	4.2

Weighted average shares diluted	93.8	93.9

1.13 Subsequent Events

There were no reportable events subsequent to March 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2011 Annual Report on Form 10-K filed with the SEC on February 23, 2012, as amended by our Form 10-K/A filed with the SEC on March 7, 2012. Unless otherwise noted, all dollar amounts are in millions.

Autoliv is a Delaware corporation with principal executive offices in Stockholm, Sweden. The Company functions as a holding corporation and owns two principal subsidiaries: Autoliv AB (“AAB”) and Autoliv ASP, Inc. (“ASP”).

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

Shares of Autoliv common stock, and the Company’s Corporate Units are traded on the New York Stock Exchange under the symbols “ALV” and “ALV.PRZ”, respectively. Swedish Depository Receipts representing shares of Autoliv common stock trade on NASDAQ OMX Stockholm under the symbol “ALIV SDB”. Options in Autoliv shares are traded in Philadelphia and NYSE Amex Equities under the symbol “ALV”. Our fiscal year ends on December 31.

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see “Organic sales”, “Operating working capital” and “Net (cash) debt”. Management believes that these non-U.S. GAAP financial measures assist investors in analyzing trends in the Company’s business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as a substitute for, financial reporting measures prepared in accordance with U.S. GAAP. These non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to U.S. GAAP. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

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

KEY RATIOS

(Dollars in millions)

	Three months ended or as of March 31
	2012	2011
Total parent shareholders’ equity per share	$38.22	$34.76
Operating working capital 1)	$591	$513
Capital employed 7)	$3,370	$3,243
Net debt 1)	$(67)	$129
Net debt to capitalization, % 2)	N/A	4

Gross margin, % 3)	20.2	22.1
Operating margin, % 4)	7.0	12.1

Return on total equity, % 8)	12.0	24.1
Return on capital employed, % 9)	18.8	32.5

No. of employees at period-end 10)	39,525	35,531
Headcount at period-end 11)	49,547	45,729
Days receivables outstanding 5)	70	70
Days inventory outstanding 6)	29	29

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”
2)	Net debt in relation to net debt and total equity (including non-controlling interest)
3)	Gross profit relative to sales
4)	Operating income relative to sales
5)	Outstanding receivables relative to average daily sales
6)	Outstanding inventory relative to average daily sales
7)	Total equity and net debt
8)	Net income relative to average total equity
9)	Operating income and equity in earnings of affiliates, relative to average capital employed
10)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
11)	Employees plus temporary, hourly workers

THREE MONTHS ENDED MARCH 31, 2012 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2011

Market overview

During the three-month period January - March 2012, global light vehicle production (LVP) is estimated by IHS to have increased by 6% compared to the same quarter in 2011. This was 4 percentage points (pp) more than expected by IHS at the beginning of the quarter, and was mainly related to vehicles for which Autoliv has no or a low supply value.

In Europe (including Eastern Europe), where Autoliv generates 35% of its consolidated sales, LVP is estimated to have decreased by almost 5%. In Western Europe, the estimated decrease was 6% and in Eastern Europe 1%.

In The Americas, which accounts for nearly 35% of Autoliv’s consolidated sales, LVP increased by 11%. This was primarily due to the Asian and European vehicle manufacturers increasing their North American production by 25% - twice as much as expected - while Ford, GM and Chrysler increased their North American production by an average of 10%.

In China, which accounts for just over one tenth of Autoliv’s consolidated sales, LVP declined by nearly 3%.

In Japan, which accounts for about one tenth of Autoliv’s consolidated sales, LVP increased by 49% from an exceptionally low level last year due to the earthquake.

In the Rest of Asia (RoA), which accounts for one tenth of Autoliv’s consolidated sales, LVP grew by 7%. This was due to an unexpectedly large LVP increase of 12% in India, while a 7% LVP increase in the important South Korean market was 2 pp less than expected by IHS.

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

	Reconciliation of the change in “Organic sales” to GAAP financial measure Components of net sales increase (decrease) Three months ended March, 2012 (Dollars in millions)
	Europe		Americas		Japan		China		RoA		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	(4.3)	(35.7)	10.8	72.3	26.0	47.9	2.2	4.9	8.1	16.0	5.0	105.4
Effect of exchange rates	(4.3)	(35.5)	(1.5)	(10.0)	3.6	6.7	4.2	9.8	(1.8)	(3.6)	(1.6)	(32.6)
Impact of acquisitions/divestments	—	—	—	—	—	—	—	—	(1.3)	(2.5)	(0.1)	(2.5)
Reported net sales change	(8.6)	(71.2)	9.3	62.3	29.6	54.6	6.4	14.7	5.0	9.9	3.3	70.3

Consolidated Sales

Consolidated sales increased slightly more than 3% to a new record level of $2,179 million. The increase was 1 pp better than expected due to currency effects. Excluding the unfavorable currency effects of nearly 2%, organic sales (non-U.S. GAAP measure, see reconciliation table above) increased by 5%, as expected.

Autoliv’s organic sales grew almost in line with global LVP, despite the steep LVP decline in Europe, Autoliv’s largest market. This negative effect was almost fully offset by Autoliv’s better-than-the-market performance primarily in China due to investments made in prior years.

Sales by Product

Sales of airbag products (including steering wheels and passive safety electronics) increased by almost 3% to $1,422 million compared to the same quarter in 2011. Negative currency effects reduced sales by slightly more than 1%. Organic sales of airbag products grew by nearly 4%, which was slightly less than the increase in global LVP due to the above-mentioned negative geographical LVP mix. Sales of airbag products were driven by strong demand for curtain airbags and other side airbags. Sales of knee airbags grew particularly fast due to their further integration into more vehicle models.

Sales of seatbelt products increased by slightly more than 3% to $709 million. Excluding negative currency effects of 2%, organic sales grew by nearly 6%. This was in line with global LVP despite the negative impact on Autoliv’s sales from Western Europe and was attributable to Autoliv’s investments made in prior years in emerging markets. Sales were also driven by the global trend towards more advanced and higher value-added seatbelt systems.

Sales of active safety products (automotive radar, night vision systems and cameras for emergency braking, traffic-sign monitoring and automatic high-beam switching) increased by 29% to $48 million and organically by 30%. This increase was mainly due to new radar business for Mercedes’ B- and M-classes and new camera business for BMW’s 1- and 3-series.

Sales by Region

Sales from Autoliv’s European companies decreased by nearly 9% to $755 million. Half of the decline was due to negative currency effects. The organic sales decline of slightly more than 4% was virtually in line with the decline in European LVP, despite the fact that LVP in the important Western European market dropped by 6%. This negative effect was offset by a favorable vehicle model mix with strong demand for several high safety-content vehicles such as BMW’s 1-series, Mercedes’ B-class and Land Rover’s Evoque. Sales of active safety systems also continued to grow rapidly.

Sales from Autoliv’s companies in The Americas increased by 9% to $733 million. Excluding negative currency effects of 2%, organic sales grew by 11%. This was in line with the region’s LVP growth, despite the fact that Autoliv has less safety content in the Japanese and other Asian vehicles that accounted for most of the increase in North American LVP. This negative customer mix effect for Autoliv was offset by strong demand for vehicles such as Chevrolet’s Cruze; Dodge’s Journey; Ford’s F-series Super Duty, and Explorer; and Mercedes’ new M-class.

Sales from Autoliv’s companies in China increased by 6% to $245 million including favorable currency effects of 4%. Organic sales grew by 2% despite the 3% decline in Chinese LVP. Autoliv’s relatively strong performance is due to its long-term investments in China and market share gains. Sales were mainly driven by sales to Wuling Hongguang, Volkswagen (with the Passat and the Audi A4), Nissan (with the Tiida and Qashqai) and Great Wall (with the recently launched Haval H6 and Voleex C50).

Sales from Autoliv’s companies in Japan rose by 30% to $239 million, including favorable currency effects of 4%. Organic sales growth of 26% was 23 pp less than the increase in Japanese LVP. This reflects a negative LVP mix for Autoliv. Most of the increase in the region’s LVP was due to demand for vehicles with relatively low safety content for the domestic market, while Autoliv’s sales in Japan are predominantly directed towards high-safety content vehicles for the export markets. Sales were driven by strong demand from Toyota and Honda for such vehicles as Toyota’s Alphard, Land Cruiser Prado and Prius, as well as the recently launched Aqua/Prius c and Lexus GS. Successful Honda models were the CRV and the Freed, and the recently launched N-Box.

Sales from Autoliv’s companies in the Rest of Asia (RoA) increased by 5% to $207 million. Excluding negative currency effects and divestitures of 3% combined, organic sales grew by 8%, which was slightly better than the 7% growth in the region’s LVP. Sales were driven by Autoliv’s strong performance in Korea where organic sales grew 6 pp more than the region’s LVP, primarily due to strong demand for vehicle models with high safety content such as Hyundai’s Accent and Verna and Kia’s Sportage as well as by Hyundai’s recently launched Veloster.

Earnings for the Three-Month Period Ended March 31, 2012

Gross profit for the first quarter amounted to $441 million compared to a record high gross profit of $466 million in the same quarter in 2011. Gross margin declined to 20.2% from 22.1% in the first quarter of 2011. Gross margin was reduced by 0.7 pp due to $15 million higher raw material prices and by 0.6 pp primarily due to the steep decline in European LVP and the ramp-up of production in North America and China resulting in overtime and other extra costs. Gross margin was also affected by the sudden shifts this quarter in Autoliv’s sales mix.

Operating income decreased by $102 million to $153 million primarily due to the $25 million decrease in gross profit, $47 million higher capacity alignment costs than in the first quarter of 2011, $12 million higher Research, Development and Engineering (R,D&E) expense, net and a $14.5 million accrual of the estimated fines to resolve the antitrust investigation by the U.S. Department of Justice (DOJ). The investigation is still ongoing and the Company cannot predict the precise duration or ultimate outcome of the investigation. The accrual is therefore only management’s current best estimate. Operating margin decreased to 7.0% from 12.1% in the first quarter of 2011. This was primarily due to the 1.9 pp decrease in gross margin and to a 2.1 pp negative effect from $47 million higher capacity alignment costs than in the same quarter of 2011 and to the antitrust accrual that had a 0.7 pp negative margin effect. In addition, R,D&E expense, net increased to 5.8% of sales from 5.4% in the first quarter of 2011. The capacity alignment costs amounted to $48 million and the costs related to the ongoing antitrust investigations to $16 million, including the $14.5 million accrual.

Income before taxes decreased by $99 million to $141 million. The $102 million decline in operating income was partially offset by a $3 million reduction in interest expense, net primarily due to the remarketing of the senior notes maturing in 2014 (see Other Events).

Net income attributable to controlling interest declined by $81 million to $101 million. The effective tax rate was 28.1%, compared to 23.9% in the same quarter of 2011. Discrete tax items increased the effective tax rate by 0.8% in the quarter, while discrete items reduced the effective tax rate by 3.2% in the first quarter of 2011.

Earnings per share (EPS) assuming dilution declined by $0.86 to $1.07 from Autoliv’s highest quarterly EPS ever in the first quarter of 2011. The weighted average number of shares outstanding, assuming dilution, stood virtually unchanged at 93.8 million compared to 93.9 million in the same quarter of 2011.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $98 million compared to $141 million in the same quarter of 2011. The lower cash flow this year was due to exceptionally high accounts payable at the end of last year. In addition, net income was lower than in the first quarter 2011, primarily due to the higher raw material prices and R,D&E expenses mentioned above.

Net cash provided by operating activities less net cash used in investing activities amounted to $19 million compared to $63 million during the same quarter of 2011. Capital expenditures, net of $78 million were $12 million more than depreciation and amortization in the quarter, but $2 million less than capital expenditures during the first quarter of 2011.

The Company uses the non-U.S. GAAP measure “Operating working capital” as defined in the table below in its communication with investors and for management review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are, by contrast, managed as part of the Company’s overall cash and debt management, but they are not part of the responsibilities of day-to-day operations’ management.

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	March 31, 2012	December 31, 2011	March 31, 2011
Total current assets	$3,195.7	$3,000.3	$3,024.6
Total current liabilities	(2,128.4)	(2,085.9)	(2,047.8)

Working capital	1,067.3	914.4	976.8
Cash and cash equivalents	(732.0)	(739.2)	(605.2)
Short-term debt	209.3	302.8	107.1
Derivative (asset) and liability, current	1.6	(4.0)	(4.1)
Dividends payable	44.7	40.2	38.3

Operating working capital	$590.9	$514.2	$512.9

During the quarter, operating working capital (non-U.S. GAAP measure, see table above) increased to 7.1% of sales from 6.2% at December 31, 2011. The Company has a policy that working capital in relation to last 12-month sales should not exceed 10%.

Account receivables stood unchanged in relation to sales at 70 days outstanding compared to March 31, 2011, but increased from 66 days outstanding on December 31, 2011. Days inventory outstanding also stood unchanged, at 29 days, compared to March 31, 2011, but decreased from 32 days compared to December 31, 2011.

As part of efficiently managing the Company’s overall cost of funds, we routinely enter into “debt-related derivatives” (DRD) as part of our debt management. Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company’s debt. By adjusting for DRD (see table below), the total economic liability of net debt is disclosed without grossing it up with currency or interest fair market values that are offset by DRD reported in other balance sheet captions.

Reconciliation of “Net (cash) debt” to GAAP financial measure

(Dollars in millions)

	March 31, 2012	December 31, 2011	March 31, 2011
Short-term debt	$209.3	$302.8	$107.1
Long-term debt	468.7	363.5	639.9

Total debt	678.0	666.3	747.0
Cash and cash equivalents	(732.0)	(739.2)	(605.2)
Debt-related derivatives	(12.9)	(19.1)	(12.4)

Net (cash) debt	$(66.9)	$(92.0)	$129.4

At the close of the quarter, the Company had net cash (non-U.S. GAAP measure, see reconciliation table above) of $67 million compared to $92 million at the end of the previous quarter. Dividend payments in the quarter amounted to $40 million. Gross interest-bearing debt increased by $12 million partially due to currency effects to $678 million.

During the quarter, total equity increased by $88 million to $3,437 million mainly due to net income of $101 million, favorable currency effects of $27 million and common stock incentives of $4 million. These increases were partially offset by a $45 million accrual for the declared dividend which will be paid in the second quarter. Total parent shareholders’ equity was $3,421 million corresponding to $38.22 per share.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (permanent employees and temporary personnel) increased by 1,600 during the quarter to 49,500. Virtually all of these headcount increases were in manufacturing. Headcount in low-cost countries (LCC) increased by 1,100 and by 500 in high-cost countries (HCC), of which 400 were temporary personnel. Virtually all of the increase in permanent employees in HCC was in North America and South Korea, while the number of permanent employees in European HCC continued to decline.

Currently, 66% of total headcount is in low-cost countries, 71% are direct workers in manufacturing and 20% are temporary personnel. A year ago, these ratios were 63%, 71% and 22%, respectively. The decline in the level of temporary personnel has been primarily limited to a few countries with weak LVP, while the level of temporary personnel has increased in Japan and certain other countries with strong LVP.

Outlook

Based on Autoliv’s call-offs from customers, we expect the Company’s consolidated sales to increase by 3% in the second quarter 2012. Currency effects are expected to have a negative impact of 4%. Consequently, organic sales are expected to grow by approximately 7% in the quarter.

For the full year 2012, IHS currently expects that global LVP will increase by nearly 6% compared to 2011. Primarily based on this assumption for the second half of 2012, Autoliv’s organic sales for the full year are expected to grow by around 7%. Currency effects are expected to have a negative impact of nearly 3%, provided mid-April exchange rates prevail. Therefore, the indications for the full year are that consolidated sales should increase by around 4% and that Autoliv’s organic sales growth for the second half of the year should amount to 8% despite the fact LVP is expected by IHS to grow by only 3%. Autoliv should therefore resume its outperformance trend versus global LVP during the third quarter when the LVP comparisons cease to be affected by last year’s tsunami.

An operating margin of more than 9% is expected for the second quarter, while the indication for the full year is an operating margin in the range of 10-11%. Both the margin indication and margin guidance exclude costs for capacity alignments and the antitrust investigations and imply a stronger second half of the year, with a margin of around 11%. The capacity alignment costs are likely to be in the range of $60-80 million for the full year.

In response to continued strong order intake and in order to enable Autoliv to continue to outperform global LVP, capital expenditures will remain on a relatively high level of approximately 4.5% of sales in 2012. Operations are expected to continue to generate a strong cash flow in the magnitude of $0.7 billion for the full year 2012, excluding payments for antitrust investigations.

The projected effective tax rate for the remainder of the year, excluding any discrete items that might arise, is estimated to be around 27%.

OTHER RECENT EVENTS

Launches in the 1st quarter 2012

•	Ford’s new Escape: Passenger airbag, knee airbag for the driver, side airbags, inflatable curtains and seatbelts with pretensioners.

•	Peugeot’s new 208: Driver airbag with steering wheel, passenger airbag, inflatable curtains and seatbelts with pretensioners.

•	Mitsubishi’s new Mirage: Driver airbag with steering wheel, passenger airbag, inflatable curtains, side airbags, knee driver airbag and seatbelts with pretensioners.

•	Chevrolet’s new Malibu: Driver airbag with steering wheel, passenger airbag and knee driver airbag.

•	Peugeot’s new 4008: Driver airbag with steering wheel, passenger airbag, inflatable curtains, knee driver airbag and seatbelts with pretensioners.

•	Toyota’s new Aqua/Prius c: Inflatable curtains, side airbags and seatbelts with pretensioners.

•	Honda’s new N-Box: Seatbelts with pretensioners.

•	Dacia’s new Lodgy: Passenger airbag, side airbags and seatbelts with pretensioners.

•	Mazda’s new CX-5: Driver airbag with steering wheel and safety electronics.

Other Events

•

On March 15, Autoliv completed the remarketing of its 8% senior notes due on April 30, 2014 and the coupon of the senior notes was reset to 3.854% with a yield of 2.875%. This will save the Company around $11 million in interest expense in 2012 compared to 2011.

•	Autoliv has extended essentially all of its $1.1 billion revolving credit facility from April 2016 to April 2017 with unchanged terms and conditions.

•

Mr. Bo I. Andersson has been appointed as a new member of Autoliv’s Board of Directors. For the past three years, he has, as President and CEO of the GAZ Group, led the turnaround of this leading Russian commercial vehicle manufacturer. Prior to joining GAZ, Mr. Andersson pursued a successful career at General Motors, including the position as Vice President of Global Purchasing and Supply Chain, responsible for a global budget of nearly $100 billion.

•

Autoliv has developed a completely new concept for inflating airbags that is more environmentally friendly and more cost efficient than traditional inflator technologies. In addition, it reduces the inflator’s weight by 20% as compared to most inflators for the intended application. The new inflator uses hydrogen and oxygen with inert gas to inflate the airbag, instead of pyrotechnic substances.

•

Autoliv has received several accolades for its contributions to customers in 2011. From Toyota, Autoliv received three awards, including Toyota’s most prestigious award The Global Contribution Award as well as Toyota’s Mass Innovation Award. This was in recognition of a 50% weight reduction and a 40% cost reduction of the inflatable curtain in the new Toyota Aqua. From Daimler, Autoliv received their Supplier Award 2011 in recognition of the excellent cooperation between Daimler and Autoliv, which has resulted in several groundbreaking innovations such as the Collision Prevention Assist system in the new Mercedes B-Class and the “BeltBag”, which is a seatbelt with an integrated airbag. From Subaru North America, Autoliv received the Excellence in Partnership award for continued cooperation and commitment to Subaru.

Annual General Meeting of Stockholders

The 2012 Annual Meeting of Stockholders will be held in Chicago on May 8. Holders of record at the close of business on March 12 are entitled to be present and vote at the meeting. A Notice of Internet Availability of Proxy Material was mailed to stockholders in March.

Dividend

As previously announced, the Company has decided to once again increase the quarterly dividend paid to stockholders. This time the dividend was increased by 2 cents per share or 4.4% to 47 cents per share. This dividend for the second quarter will be paid on Thursday, June 7, 2012 to stockholders of record on May 23. The ex-date, when the shares will trade without the right to the dividend, will be May 21, 2012.

As a result of this increase and the effect of the settlement of the equity units on April 30, 2012 which will result in approximately 5.8 million new shares being issued, the total dividend to be paid is expected to be $45 million, an increase of 11% from the amount paid in the first quarter this year.

Next Report

Autoliv intends to publish the quarterly report for the second quarter 2012 on Friday, July 20.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2012, the Company’s future contractual obligations have not changed materially from the amounts reported in the 2011 Annual Report on Form 10-K filed with the SEC on February  23, 2012, as amended by our Form 10-K/A filed with the SEC on March 7, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2012, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on February 23, 2012 as amended by our Form 10-K/A filed with the SEC on March 7, 2012.

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

PART II – OTHER INFORMATION

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

The risk factor set forth below is in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012, as amended by our Form 10-K/A filed with the SEC on March 7, 2012, which includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations, and is herein incorporated by reference.

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

Based upon the current status of the DOJ investigation and the facts known to management, the Company has accrued $14.5 million in the first quarter income statement of 2012. However, there can be no assurance that this investigation will be resolved within the amount accrued by the Company.

With respect to the EC investigation, it is probable that, for the reporting periods in which the related liabilities become estimable or the EC investigation is resolved, the Company’s operating results and cash flows will be materially adversely impacted. However, given the ongoing nature of the EC investigation and the uncertainties associated with it, the Company is not yet able to predict or estimate the duration of the EC investigation, what its future scope may be, what, if any, conduct the EC may pursue, what the EC may conclude, or what sanctions the EC will seek. As a result, the Company remains unable to estimate the impact the EC investigation will have or predict the reporting periods in which such impact may be recorded. Accordingly, it is not possible for the Company to determine a range of any loss with respect to the EC investigation given these uncertainties.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2012

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin
Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)