Form 10-Q
period 2012-06-30
AUTOLIV INC
filed 2012-07-20
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 16, 2012, there were 95,414,029 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our restructuring and cost reduction initiatives discussed herein and the market reaction thereto, changes in general industry and market conditions, increased competition, higher raw material, fuel and energy costs, changes in consumer and customer preferences for end products, customer losses, customer bankruptcies, consolidations or restructuring, divestiture of customer brands, fluctuation in currencies or interest rates, fluctuation in vehicle production schedules for which the Company is a supplier, component shortages, market acceptance of our new products, costs or difficulties related to the integration of any new or acquired businesses and technologies, continued uncertainty in program awards and performance, the financial results of companies in which Autoliv has made technology investments or joint venture arrangements, pricing negotiations with customers, our ability to be awarded new business, increased costs, supply issues, product liability, warranty and recall claims and other litigation and customer reactions thereto, possible adverse results of pending or future litigation or infringement claims, negative impacts of governmental investigations and litigation relating to the conduct of our business, tax assessments by governmental authorities, dependence on key personnel, legislative or regulatory changes, political conditions, dependence on customers and suppliers, as well as the risks identified in Item 1A “Risk Factors” in this quarterly report and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012, as amended by our Form 10-K/A filed with the SEC on March 7, 2012. Except for the Company’s ongoing obligation to disclose information under the U.S. federal securities laws, the Company undertakes no obligation to update publicly or revise any forward-looking statements whether as a result of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	$2,088.8	$2,061.5	$4,267.7	$4,170.1

Cost of sales	(1,666.7)	(1,639.9)	(3,404.5)	(3,282.5)

Gross profit	422.1	421.6	863.2	887.6

Selling, general & administrative expenses	(93.9)	(95.1)	(187.5)	(186.0)
Research, development & engineering expenses, net	(126.9)	(117.5)	(253.2)	(232.0)
Amortization of intangibles	(5.1)	(5.6)	(9.7)	(9.3)
Other income (expense), net	(5.8)	2.0	(69.1)	(0.1)

Operating income	190.4	205.4	343.7	460.2

Equity in earnings of affiliates, net of tax	1.4	1.9	3.5	3.2
Interest income	0.7	1.1	1.5	2.0
Interest expense	(9.2)	(15.5)	(21.7)	(30.9)
Loss on extinguishment of debt	—	(6.3)	—	(6.3)
Other financial items, net	(0.9)	(1.6)	(3.5)	(3.4)

Income before income taxes	182.4	185.0	323.5	424.8

Income tax expense	(56.2)	(39.3)	(95.9)	(96.6)

Net income	$126.2	$145.7	$227.6	$328.2

Less: net income attributable to non-controlling interests	(0.2)	0.7	0.7	1.7

Net income attributable to controlling interest	$126.4	$145.0	$226.9	$326.5

Net earnings per share – basic	$1.35	$1.62	$2.48	$3.66
Net earnings per share – diluted	$1.33	$1.54	$2.40	$3.47

Weighted average number of shares outstanding, net of treasury shares (in millions)	93.5	89.2	91.4	89.1

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	95.1	94.0	94.4	94.0

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	95.4	89.3	95.4	89.3

Cash dividend per share – declared	$0.47	$0.45	$0.94	$0.88
Cash dividend per share – paid	$0.47	$0.43	$0.92	$0.83

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in millions)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income	$126.2	$145.7	$227.6	$328.2

Foreign currency translation adjustments	(48.4)	36.2	(21.2)	59.4
Defined benefit pension plan	1.6	0.7	3.6	0.7

Other comprehensive income, before tax	(46.8)	36.9	(17.6)	60.1

Income tax expense related to defined benefit pension plan	(0.6)	(0.2)	(1.3)	(0.2)

Other comprehensive income, net of tax	(47.4)	36.7	(18.9)	59.9

Comprehensive income	$78.8	$182.4	$208.7	$388.1

Less: comprehensive income attributable to non-controlling interest	(0.5)	0.9	0.5	2.0

Comprehensive income attributable to controlling interest	$79.3	$181.5	$208.2	$386.1

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	June 30, 2012 (unaudited)	December 31, 2011
Assets
Cash & cash equivalents	$917.3	$739.2
Receivables, net	1,570.0	1,457.8
Inventories, net	595.7	623.3
Other current assets	199.6	180.0

Total current assets	3,282.6	3,000.3

Property, plant & equipment, net	1,133.4	1,121.2
Investments and other non-current assets	281.9	279.6
Goodwill	1,604.1	1,607.0
Intangible assets, net	105.2	109.2

Total assets	$6,407.2	$6,117.3

Liabilities and equity
Short-term debt	$171.3	$302.8
Accounts payable	1,074.8	1,083.9
Accrued expenses	572.5	465.9
Other current liabilities	214.8	233.3

Total current liabilities	2,033.4	2,085.9

Long-term debt	472.9	363.5
Pension liability	195.7	193.1
Other non-current liabilities	124.3	125.8

Total non-current liabilities	792.9	682.4

Total parent shareholders’ equity	3,565.6	3,333.4
Non-controlling interests	15.3	15.6

Total equity	3,580.9	3,349.0

Total liabilities and equity	$6,407.2	$6,117.3

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six months ended
	June 30, 2012	June 30, 2011

Operating activities
Net income	$227.6	$328.2
Depreciation and amortization	135.7	131.4
Other, net	24.4	16.7
Changes in operating assets and liabilities	(71.1)	(203.0)

Net cash provided by operating activities	316.6	273.3

Investing activities
Expenditures for property, plant and equipment	(166.0)	(175.5)
Proceeds from sale of property, plant and equipment	2.4	4.9
Acquisitions and divestitures of businesses and other, net	4.2	0.5

Net cash used in investing activities	(159.4)	(170.1)

Financing activities
Net (decrease) increase in short-term debt	(6.7)	124.5
Issuance of long-term debt	6.4	47.1
Repayments and other changes in long-term debt	(8.4)	(208.1)
Dividends paid	(85.0)	(74.0)
Cash paid for extinguishment of debt	—	(6.3)
Common stock issue, net Common stock options exercised	106.3 9.8	— 12.0
Other	(1.7)	(5.1)

Net cash provided by (used in) financing activities	20.7	(109.9)

Effect of exchange rate changes on cash and cash equivalents	0.2	(21.3)

Increase (decrease) in cash and cash equivalents	178.1	(28.0)

Cash and cash equivalents at beginning of period	739.2	587.7

Cash and cash equivalents at end of period	$917.3	$559.7

See “Notes to unaudited condensed consolidated financial statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2012

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

1.2 New Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2012:

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”, which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) on the face of the financial statements. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. ASU No. 2011-12 will have no impact on the Company’s consolidated financial statements, other than presentation of comprehensive income.

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

1.3 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at June 30, 2012 are either interest rate swaps or foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond 2019. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the Consolidated Statement of Income when the hedge transaction affects net earnings. There were no material reclassifications from OCI to the Consolidated Statement of Income during the three and six months ended June 30, 2012 and, likewise, no material reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial.

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

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level 3 – Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following tables summarize the valuation of the Company’s derivatives by the above noted pricing observability levels:

		Fair Value Measurements at June 30, 2012
		Using
Description	Total carrying amount in Consolidated Balance Sheet June 30, 2012	Level 1	Level 2	Level 3

Assets
Derivatives	$22.1	—	$22.1	—
Total Assets	$22.1	—	$22.1	—

Liabilities
Derivatives	$12.0	—	$12.0	—
Total Liabilities	$12.0	—	$12.0	—

		Fair Value Measurements at December 31, 2011
		Using
Description	Total carrying amount in Consolidated Balance Sheet December 31, 2011	Level 1	Level 2	Level 3

Assets
Derivatives	$19.7	—	$19.7	—
Total Assets	$19.7	—	$19.7	—

Liabilities
Derivatives	$0.6	—	$0.6	—
Total Liabilities	$0.6	—	$0.6	—

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. Although the Company is party to close-out netting agreements with most derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, have been presented on a gross basis.

		Fair Value Measurements at June 30, 2012
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 8 years (fair value hedge)	$60.0	$16.1	$—	Other non-current asset

Total derivatives designated as hedging instruments	$60.0	$16.1	$—

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$1,449.0	$6.0	$12.0	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$1,449.0	$6.0	$12.0

Total derivatives	$1,509.0	$22.1	$12.0

			Fair Value Measurements at December 31, 2011
Description	Nominal volume		Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 8 years (fair value hedge)	$60.0		$15.1	$—	Other non-current asset

Total derivatives designated as hedging instruments	$60.0		$15.1	$—

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$845.2	1)	$4.6	$0.6	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$845.2		$4.6	$0.6

Total derivatives	$905.2		$19.7	$0.6

1)	The nominal value is netted for offsetting swaps with a counterpart with which Autoliv has a master netting agreement. The gross nominal value is $1,241.9 million.

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended June 30, 2012
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 8 years (fair value hedge)	$60.0	$—	$1.5	$—	$—	$—

Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(1.5)	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount of gain (loss) recognized in Consolidated Statement of Income Six months ended June 30, 2012
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 8 years (fair value hedge)	$60.0	$—	$0.9	$—	$—	$—

Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(0.9)	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended June 30, 2011
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 9 years (fair value hedge)	$60.0	—	$2.0	—	—	—

Total derivatives designated as hedging instruments	$60.0
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(2.0)	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount of gain (loss) recognized in Consolidated Statement of Income Six months ended June 30, 2011
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 9 years (fair value hedge)	$60.0	—	$1.0	—	—	—

Total derivatives designated as hedging instruments	$60.0
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(1.0)	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended June 30, 2012
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$1,449.0	$(4.4)	$(0.1)	$—
Total derivatives not designated as hedging instruments	$1,449.0

		Amount of gain (loss) recognized in Consolidated Statement of Income Six months ended June 30, 2012
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$1,449.0	$(9.9)	$0.1	$—
Total derivatives not designated as hedging instruments	$1,449.0

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended June 30, 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$40.3	$0.2	$0.1	$—
Foreign exchange swaps	$1,172.3	$(13.0)	$0.7	—
Total derivatives not designated as hedging instruments	$1,212.6

		Amount of gain (loss) recognized in Consolidated Statement of Income Six months ended June 30, 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$40.3	$3.5	$0.1	$—
Foreign exchange swaps	$1,172.3	$(13.0)	$0.7	—
Total derivatives not designated as hedging instruments	$1,212.6

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

Fair Value of Debt

Long-term debt	June 30, 2012 Carrying value1)	June 30, 2012 Fair value	December 31, 2011 Carrying value1)	December 31, 2011 Fair value
U.S. Private placement	$306.1	$332.2	$305.1	$331.9
Medium-term notes	43.1	41.7	43.3	40.6
Notes	108.1	109.1	—	—
Other long-term debt	15.6	15.6	15.1	15.1
Total	$472.9	$498.6	$363.5	$387.6

Short-term debt
Overdrafts and other short-term debt	$42.8	$42.8	$63.2	$63.2
Short-term portion of long-term debt	128.5	130.7	132.4	136.5
Notes	—	—	107.2	109.9
Total	$171.3	$173.5	$302.8	$309.6

1)	Debt as reported in balance sheet.

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

As of June 30, 2012 the Company had $67.4 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 1.6). For the three and six months ended June 30, 2012, the Company did not record any impairment charges on its long-lived assets.

1.4 Income Taxes

For the first six months of 2012, the effective tax rate was 29.6%, compared with an effective tax rate of 22.7% in the first six months of 2011. In the first six months of 2012, the impact of discrete tax items caused a 0.1% increase to the effective tax rate. The net impact of discrete tax items in the first six months of 2011 caused a 5.0 percentage point decrease to the effective tax rate.

The Company files income tax returns in the United States federal jurisdiction, various state jurisdictions and foreign jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is effectively no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2009. In addition, with few exceptions, the Company is also no longer subject to income tax examination by U.S. state and local and non-U.S. tax authorities for years prior to 2003.

The Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of June 30, 2012, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the second quarter of 2012, the Company recorded a net increase of $0.2 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $16.5 million recorded at June 30, 2012, $2.0 million is classified as current tax payable and $14.5 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

1.5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	June 30, 2012	December 31, 2011
Raw materials	$277.4	$295.5
Work in progress	216.1	219.9
Finished products	182.3	184.0

Inventories	675.8	699.4
Inventory valuation reserve	(80.1)	(76.1)

Total inventories, net of reserve	$595.7	$623.3

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

Second quarter of 2012

The cash payments in the second quarter mainly relate to high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2012 to June 30, 2012.

	March 31, 2012	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	June 30, 2012
Restructuring employee-related	$78.1	$0.1	$(0.1)	$(7.8)	$(3.7)	$66.6
Other	0.9	—	—	(0.1)	0	0.8

Total reserve	$79.0	$0.1	$(0.1)	$(7.9)	$(3.7)	$67.4

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

2011

In 2011, the employee-related restructuring provisions relate mainly to headcount reductions throughout Europe and North America. Reversals in 2011 mainly relate to restructuring reserves in Europe and were due to capacity reduction that was not as severe as originally planned and communicated. The cash payments mainly relate to high-cost countries in Europe and in Australia. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2010 to December 31, 2011.

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions for the three and six months ended June 30, 2012 mainly relate to warranty related issues. The cash paid for the three and six months ended June 30, 2012 mainly relate to recall related issues. The provisions and cash paid for the three and six months ended June 30, 2011 mainly related to warranty related issues.

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Reserve at beginning of the period	$39.0	$39.1	$33.0	$39.2
Change in reserve	0.9	2.3	9.8	2.6
Cash payments	(7.5)	(4.5)	(10.8)	(6.1)
Translation difference	(0.8)	0.5	(0.4)	1.7

Reserve at end of the period	$31.6	$37.4	$31.6	$37.4

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three and six months ended June 30, 2012 and June 30, 2011.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012, as amended by our Form 10-K/A filed with the SEC on March 7, 2012.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Service cost	$4.8	$4.6	$9.7	$9.1
Interest cost	4.7	4.3	9.4	8.5
Expected return on plan assets	(3.5)	(3.6)	(7.0)	(7.2)
Amortization prior service cost (credit)	(0.2)	(0.2)	(0.4)	(0.5)
Amortization of (gain) loss	2.2	1.2	4.4	2.5

Net Periodic Benefit Cost	$8.0	$6.3	$16.1	$12.4

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

The Settlement Rate was based on the applicable market value of the Company’s common stock on the purchase contract settlement date. Because the applicable market value of the Company’s common stock was higher than $19.20, the final settlement rate on April 30, 2012 was 1.3607 shares of common stock per equity unit, giving effect to the dividends paid in 2010, 2011 and first quarter of 2012, and the exchange of Equity Units discussed below. The number of shares of common stock issued under the purchase contracts was approximately 5.8 million.

The Company allocated proceeds received upon issuance of the Equity Units based on relative fair values at the time of issuance. The fair value of the purchase contract at issuance was $3.75 and the fair value of the note was $21.25. The discount on the notes is amortized using the effective interest rate method. Accordingly, the difference between the stated rate (i.e. cash payments of interest) and the effective interest rate is credited to the value of the notes. Thus, at the end of the three years, the notes were stated on the balance sheet at their face amount. The Company allocated 1% of the 6% of underwriting commissions paid to the debt as deferred charges based on commissions paid for similar debt issuances, but including factors for market conditions at the time of the offering and the Company’s credit rating. The deferred charges were being amortized over the life of the note (until the remarketing settlement date on March 15, 2012) using the effective interest rate method. The remaining underwriting commissions of 5% were allocated to the equity forward and recorded as a reduction to paid-in capital. The fees associated with the remarketing (described below) were allocated the same way and the deferred charges will be similarly amortized over the life of the notes until April 30, 2014.

In the second quarter of 2010, pursuant to separately negotiated exchange agreements with holders representing an aggregate of approximately 2.3 million Equity Units, the Company issued an aggregate of approximately 3.1 million shares of Autoliv’s common stock from its treasury and paid an aggregate of approximately $7.4 million in cash to these holders in exchange for their Equity Units. Following these accelerated exchanges, 4,250,920 Equity Units remained outstanding prior to settlement on April 30, 2012.

The Company successfully completed the remarketing of the Senior Notes in March 2012, pursuant to which the interest rate on the Senior Notes was reset and certain other terms of the Senior Notes were modified. On March 15, 2012, the coupon was reset to 3.854% with a yield of 2.875% per annum which will be applicable until final maturity on April 30, 2014. Autoliv did not receive any proceeds from the remarketing until the settlement of the forward stock purchase contracts on April 30, 2012. On April 30, 2012, Autoliv settled the purchase contracts by issuing approximately 5.8 million shares of common stock in exchange for $106,273,000 in proceeds generated by the maturity of the U.S. Treasury securities purchased following the remarketing. The settlement of the purchase contracts concluded Autoliv’s equity obligations under the Equity Units.

1.10 Non-Controlling Interest

	April-June 2012			April-June 2011
	Equity attributable to			Equity attributable to
	Parent	Non- controlling interest	Total	Parent	Non- controlling interest	Total

Balance at beginning of period	$3,420.7	$16.6	$3,437.3	$3,100.6	$13.0	$3,113.6

Total Comprehensive Income:
Net income	126.4	(0.2)	126.2	145.0	0.7	145.7

Foreign currency translation	(48.1)	(0.3)	(48.4)	36.0	0.2	36.2
Defined benefit pension plan	1.0	—	1.0	0.5	—	0.5

Total Comprehensive Income	79.3	(0.5)	78.8	181.5	0.9	182.4
Common Stock incentives	4.4	—	4.4	5.5	—	5.5
Cash dividends declared	(45.0)	—	(45.0)	(40.3)	—	(40.3)
Common stock issuance, net	106.2	—	106.2	—	—	—
Dividends paid to non-controlling interests on subsidiary shares	—	(0.8)	(0.8)	—	(0.4)	(0.4)

Balance at June 30	$3,565.6	$15.3	$3,580.9	$3,247.3	$13.5	$3,260.8

	January-June 2012			January-June 2011
	Equity attributable to			Equity attributable to
	Parent	Non- controlling interest	Total	Parent	Non- controlling interest	Total

Balance at beginning of period	$3,333.4	$15.6	$3,349.0	$2,927.3	$11.9	$2,939.2

Total Comprehensive Income:
Net income	226.9	0.7	227.6	326.5	1.7	328.2

Foreign currency translation	(21.0)	(0.2)	(21.2)	59.1	0.3	59.4
Defined benefit pension plan	2.3	—	2.3	0.5	—	0.5

Total Comprehensive Income	208.2	0.5	208.7	386.1	2.0	388.1
Common Stock incentives	8.9	—	8.9	12.5	—	12.5
Cash dividends declared	(89.7)	—	(89.7)	(78.6)	—	(78.6)
Common stock issuance, net	104.8	—	104.8	—	—	—
Dividends paid to non-controlling interests on subsidiary shares	—	(0.8)	(0.8)	—	(0.4)	(0.4)

Balance at June 30	$3,565.6	$15.3	$3,580.9	$3,247.3	$13.5	$3,260.8

1.11 Contingent Liabilities

Legal Proceedings

Various claims, lawsuits and enforcement proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to compliance with laws as well as commercial, product liability and other matters.

Litigation and such related proceedings are subject to many uncertainties, and the outcome of any litigation or proceeding cannot be assured. However, after discussions with counsel, and with the exception of the matters addressed under “Antitrust Matters” below, management does not expect that any of the various lawsuits and proceedings to which the Company currently is a party will have a material adverse impact on the consolidated financial position of Autoliv. However, the Company cannot assure that Autoliv will not experience material litigation, product liability or other losses or fines in the future, whether with respect to current or future litigations or proceedings.

In 2009, Autoliv initiated a closure of its Normandy Precision Components (NPC) plant located in France. Most of the former NPC-employees that were not “protected” (i.e. union representatives) filed claims in French courts claiming damages in an aggregate amount of €12 million (approximately $15 million) and/or other remedies. In February 2012, the French labor court ruled in favor of some of these unprotected employees in an amount of €5.6 million (approximately $7.1 million), while rejecting the claims of certain other unprotected employees. Autoliv paid the €5.6 million amount in May 2012 and each of the parties involved have appealed decisions not in their favor.

In May 2008, a French court placed Eric Molleux Technologies Composants (“EMT”) into receivership, and liquidation proceedings were initiated in July 2009. As a result of Autoliv’s previous relationship with EMT, in March 2012 the liquidator initiated proceedings against Autoliv France and requested payment of €16.3 million (approximately $20.5 million), which represents the total amount of debt owed by EMT to its creditors (including Autoliv). The liquidator also requested an additional €4 million (approximately $5 million) corresponding to the debts of Autoliv Turkey towards EMT. Although Autoliv is currently in settlement discussions with the liquidator, Autoliv disputes the aggregated claim amount and believes amounts owed by EMT to Autoliv should be set off against EMT’s total debt.

On April 19, 2010, SEVA Technologies SA (“SEVA”) initiated actions against several employees and wholly-owned subsidiaries of Autoliv, Inc. In the actions, SEVA alleges that the defendants misappropriated confidential information disclosed under a non-disclosure agreement and used such information to obtain a patent. SEVA has indicated that it may seek damages of €22 million (approximately $28 million) but a formal claim has not yet been made. Autoliv has made no accruals for any penalties or expenses relating thereto. In March 2012, the court of first instance rejected SEVA’s claims. SEVA has appealed this decision.

Antitrust Matters

Autoliv ASP Inc., a Company subsidiary, received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (“DOJ”) on February 8, 2011. The subpoena requested documents and information as part of a broad and long-running investigation into possible anti-competitive behavior among suppliers to the automotive vehicle industry, including the Company. On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of Autoliv BV & Co KG, a Company subsidiary in Germany, to gather information for a similar inquiry. It is the Company’s policy to cooperate with governmental investigations.

On June 6, 2012, the Company entered into a plea agreement with the DOJ that was approved by the United States District Court for the Eastern District of Michigan on June 21, 2012. Under the terms of the agreement, the Company pled guilty to two counts of antitrust law violations involving a Japanese subsidiary and paid a fine of $14.5 million in July, 2012. The DOJ will not otherwise prosecute Autoliv or any of its subsidiaries or present or former directors, officers or employees for the matters investigated. Three employees in the sales organization are excluded from the non-prosecution provision of the agreement, but no decision has been communicated by the DOJ to the Company regarding these employees. The Company will continue to cooperate with the DOJ in the DOJ’s investigation of other suppliers to the automotive vehicle industry. The Company previously accrued $14.5 million related to the DOJ investigation in the first quarter 2012.

The DOJ settlement does not impact the ongoing investigation by the EC, as the EC investigation is a separate matter that involves the application of different legal standards. The Company remains unable to estimate the impact the EC investigation will have or predict the reporting periods in which such impact may be recorded. Consequently, with respect to the EC investigation, the Company has not recorded a provision for loss as of June 30, 2012. Although the duration or ultimate outcome of the EC investigation cannot be predicted or estimated, it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

The Company may be subject to investigations related to the matters investigated by the DOJ and EC in additional jurisdictions, including, following the plea agreement described above, Japan.

The Company is also currently subject to civil litigation alleging anti-competitive conduct. Notably, the Company, several of its subsidiaries and its competitors have been named as defendants in a total of eight purported antitrust class actions in federal courts in the United States. The following cases were each filed in the United States District Court for the Eastern District of Michigan: Zirulnik v. Autoliv, Inc. et al., was filed on June 6, 2012, A1A Airport & Limousine Service, Inc. v. Autoliv, Inc. et al. and Frank Cosenza v. Autoliv, Inc. et al. were each filed on June 8, 2012, Meetesh Shah v. Autoliv, Inc., et al. was filed on June 12, 2012, Martens Cars of Washington, Inc., et al. v. Autoliv, Inc., et al. and Richard W. Keifer, Jr. v. Autoliv, Inc. et al. were each filed on June 26, 2012 and Findlay Industries, Inc. v. Autoliv, Inc. was filed on July 12, 2012. Melissa Barron v. Autoliv, Inc. et al. was filed on July 11, 2012 in the Northern District of California. Additional related cases may be filed in the future.

Plaintiffs in the cases allege generally that the defendants have engaged in long-running global conspiracies to fix the prices of occupant restraint systems or components thereof in violation of federal and state antitrust laws and various unfair or deceptive trade practice statutes. Plaintiffs seek to recover, on behalf of themselves and various purported classes of direct and indirect purchasers of occupant restraint systems and purchasers or lessees of vehicles in which such systems have been installed, injunctive relief, treble damages and attorneys’ fees. The plaintiffs in these cases make allegations that extend significantly beyond the plea discussed above. The Company denies these overly broad allegations and intends to actively defend itself against the same. While it is probable that the Company will experience a loss as a result of these cases, the duration or ultimate outcome of these cases currently cannot be predicted or estimated and no provision for a loss has been recorded as of June 30, 2012.

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

The table in Note 1.7 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and six months ended June 30, 2012 and June 30, 2011, respectively.

1.12 Earnings per share

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of common shares outstanding for the period (net of treasury shares). When it would not be antidilutive (such as during periods of net loss), the diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards under the Stock Incentive Plan.

For the three and six months ended June 30, 2012, 1.3 million and 2.7 million shares, respectively, were included in the dilutive weighted average share amount related to the equity units. The number of shares that issued on April 30, 2012, related to the final settlement of the equity units, was approximately 5.8 million. This reflects the issuance of shares at the minimum settlement rate, since the applicable market value, as calculated pursuant to the agreement governing the equity units, was above $19.20. This includes giving effect to the exchange of Equity Units discussed in Note 1.9 and taking into account all previously paid dividends, including the dividend paid in the first quarter 2012.

For the three and six months ended June 30, 2012, approximately 0.4 million and 0.4 million common shares, respectively, were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the first six months of 2012 and 2011 approximately 0.3 million and 0.3 million shares, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted average shares basic	93.5	89.2	91.4	89.1
Effect of dilutive securities:
– stock options/share awards	0.3	0.5	0.3	0.6
– equity units	1.3	4.3	2.7	4.3

Weighted average shares diluted	95.1	94.0	94.4	94.0

1.13 Subsequent Events

There were no reportable events subsequent to June 30, 2012.

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

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol “ALV”. Swedish Depository Receipts representing shares of Autoliv common stock (“SDRs”) trade on NASDAQ OMX Stockholm under the symbol “ALIV SDB”, and options in SDRs trade on the same exchange under the name “Autoliv SDB”. Options in Autoliv shares are traded on NASDAQ OMX Philadelphia and NYSE Amex Options under the symbol “ALV”. Our fiscal year ends on December 31.

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

KEY RATIOS

(Dollars in millions)

	Three months ended or as of June 30		Six months ended or as of June 30
	2012	2011	2012	2011

Total parent shareholders’ equity per share	$37.38	$36.36	$37.38	$36.36
Operating working capital 1)	$554	$599	$554	$599
Capital employed 7)	$3,298	$3,393	$3,298	$3,393
Net (cash) debt 1)	$(283)	$132	$(283)	$132
Net debt to capitalization, % 2)	N/A	4	N/A	4

Gross margin, % 3)	20.2	20.5	20.2	21.3
Operating margin, % 4)	9.1	10.0	8.1	11.0

Return on total equity, % 8)	14.4	18.3	13.2	21.1
Return on capital employed, % 9)	23.0	25.0	21.0	28.7

No. of employees at period-end 10)	39,947	37,139	39,947	37,139
Headcount at period-end 11)	49,832	46,299	49,832	46,299
Days receivables outstanding 5)	69	71	68	69
Days inventory outstanding 6)	30	31	29	30

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”
2)	Net (cash) debt in relation to net (cash) debt and total equity (including non-controlling interest)
3)	Gross profit relative to sales
4)	Operating income relative to sales
5)	Outstanding receivables relative to average daily sales
6)	Outstanding inventory relative to average daily sales
7)	Total equity and net debt
8)	Net income relative to average total equity
9)	Operating income and equity in earnings of affiliates, relative to average capital employed
10)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
11)	Employees plus temporary, hourly workers

THREE MONTHS ENDED JUNE 30, 2012 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2011

Market Overview

During the quarter April-June 2012, global light vehicle production (LVP) is estimated by IHS to have increased by 11% compared to the same quarter in 2011. Stronger-than-expected LVP in North America offset weaker-than-expected LVP in China and the Rest of Asia (RoA).

In Europe, where Autoliv generates one third of its sales, LVP is estimated to have decreased by 7%. In Western Europe, LVP decreased in line with IHS’ expectations or by 10%, while a 1% LVP decline in Eastern Europe was 7 percentage points (pp.) less than IHS expected.

In Americas, which accounts for nearly 35% of Autoliv’s sales, LVP increased by 18%. This was due to a 27% increase in North America which was 7 pp. more than expected. The Asian and European vehicle manufacturers increased their North American production by 63%, rebounding from last year’s component shortages resulting from the tsunami in Japan. Ford, GM and Chrysler increased their North American LVP by 7%.

In China, which accounts for almost 15% of Autoliv’s sales, LVP rose by 16%. This was 4 pp. less than expected.

In Japan, which accounts for about one tenth of Autoliv’s sales, LVP increased by 68% due to “the tsunami rebound effect” from last year’s exceptionally low level caused by the earthquake/tsunami.

In the Rest of Asia (RoA), which accounts for about one tenth of Autoliv’s sales, LVP grew by 6%, which was 4 pp. less than expected. Most of the growth was concentrated in Thailand and India, while LVP in the important South Korean market decreased by 4%.

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

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2012

(Dollars in millions)

	Europe		Americas		Japan		China		RoA		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	(8.2)	(68.6)	18.7	118.8	42.8	62.6	18.4	41.5	0.2	0.5	7.5	154.8
Effect of exchange rates	(11.0)	(92.5)	(3.8)	(24.3)	1.6	2.4	2.5	5.6	(6.8)	(14.7)	(6.0)	(123.5)
Impact of acquisitions/divestments	(0.4)	(3.4)	—	—	—	—	—	—	(0.3)	(0.6)	(0.2)	(4.0)
Reported net sales change	(19.6)	(164.5)	14.9	94.5	44.4	65.0	20.9	47.1	(6.9)	(14.8)	1.3	27.3

Consolidated sales increased slightly more than 1% to $2,089 million. Excluding negative currency effects of 6% and a small divestiture, organic sales (non-U.S. GAAP measure, see reconciliation table above) increased by slightly less than 8% compared to an expected increase of approximately 7%.

The fact that Autoliv managed to slightly exceed its sales guidance was due to strong performance in North America which more than offset a weaker-than-expected sales in China and Western Europe.

Sales by Product

Sales of airbag products (including steering wheels and passive safety electronics) increased by 1% to $1,371 million compared to the same quarter in 2011. Negative currency effects reduced sales by a little more than 5%. Organic sales (non-U.S. GAAP measure, see reconciliation table above) of airbag products grew by nearly 7%, which was 4 pp. less than the increase in global LVP. This was due to the negative LVP mix with West European LVP dropping while Japanese LVP rebounding from the tsunami. Sales of airbag products were driven by strong demand for curtain airbags. Sales of knee airbags grew particularly fast due to their further integration into more vehicle models.

Sales of seatbelt products were virtually unchanged, $669 million, due to negative currency effects of 8%. Organic sales (non-U.S. GAAP measure, see reconciliation table above) growth of 8% was 3 pp. less than the increase in global LVP due to the above-mentioned negative geographical LVP mix. Sales continued to be strong in North America, China and Japan. Sales were also driven by the global trend towards more advanced and higher value-added seatbelt systems.

Sales of active safety products (automotive radars, night vision systems and cameras with driver assist systems) increased by 27% to $49 million and organically by 30%. This increase was mainly due to new radar business for Mercedes’ B- and M-classes and new camera business for BMW’s 1- and 3-series.

Sales by Region

Sales from Autoliv’s European companies decreased by nearly 20% to $673 million. More than half of the decline was due to negative currency effects. Excluding also a small divestiture of Autoliv Mekan AB, organic sales (non-U.S. GAAP measure, see reconciliation table above) declined by 8%. This was 1 pp. more than the decline in European LVP due to Autoliv’s higher dependence on Western Europe where LVP dropped by 10%. Autoliv’s sales were driven by recently launched models such as BMW’s 1-series, Mercedes’ B-class, Ford’s Focus, Land Rover’s Evoque and Peugeot’s 208. Sales of active safety systems also continued to grow rapidly.

Sales from Autoliv’s companies in Americas increased by 15% to $730 million. Excluding negative currency effects of 4%, organic sales (non-U.S. GAAP measure, see reconciliation table above) grew by 19%. This was 1 pp. better than the region’s LVP growth, despite the fact that Autoliv has less safety content in the Japanese and other Asian vehicles that accounted for most of the increase in North American LVP. This negative effect was offset by strong sales for vehicles such as Honda’s CR-V, Odyssey and Pilot; Acura’s RDX; Ford’s Focus and F-Series Super Duty; Nissan’s Pathfinder, Titan and Frontier; and new radar business for Mercedes’ M-Class and export sales to the Mercedes B-Class. In addition, Autoliv’s sales continued to grow in South America in contrast to declining South American LVP.

Sales from Autoliv’s companies in China increased by 21% to $272 million, including favorable currency effects of 3%. Organic sales (non-U.S. GAAP measure, see reconciliation table above) growth of more than 18% was 2 pp. better than the Chinese LVP growth. Autoliv’s strong performance in China is due to its long-term investments and market share gains. Sales were mainly driven by strong demand for Nissan’s Qashqai; Audi’s A6; Great Wall’s Haval H6 and Voleex C50; and Venucia’s D50.

Sales from Autoliv’s companies in Japan rose by 45% to $211 million, including favorable currency effects of 2%. Organic sales (non-U.S. GAAP measure, see reconciliation table above) growth of 43% was 25 pp. less than the increase in Japanese LVP. This reflects a negative LVP mix for Autoliv. Most of the increase in the region’s LVP was due to demand for vehicles with relatively low safety content for the domestic market, while Autoliv’s sales in Japan are predominantly directed towards high-safety content vehicles for the export markets. Autoliv’s sales were also negatively affected by the model change-over of the Mitsubishi Outlander and the expiration of certain contracts. Sales were driven by strong demand from Toyota (Aqua/Prius c, Alphard and Land Cruiser Prado) and from Honda (Step Wagon and the new N Box).

Sales from Autoliv’s companies in the Rest of Asia (RoA) decreased by 7% to $203 million due to negative currency effects. The flat organic sales (non-U.S. GAAP measure, see reconciliation table above) were 6 pp. less than the increase in the region’s LVP. This underperformance reflects the fact that LVP growth was concentrated in low safety-content vehicles in India and Thailand while LVP in the important Korean market declined. The effect of the decline in Korean LVP was partially offset for Autoliv by strong demand in Thailand and India for Isuzu’s D-Max, the new Mitsubishi Mirage, Suzuki’s Swift and A-Star and Mahindra’s Bolero and Scorpio.

Earnings for the Three-Month Period Ended June 30, 2012

Gross profit amounted to $422 million which was the same level as in the second quarter in 2011, while gross margin declined to 20.2% from 20.5%. The decline reflects the combined effect of several smaller factors such as weakening markets in Europe and South America and slightly higher raw material prices than in the second quarter of 2011. Gross margin was also affected by new manufacturing capacity, primarily in China, that is not fully utilized yet but will be needed in the second half of the year to accommodate new business and higher sales.

Operating income amounted to $190 million and operating margin to 9.1% compared to $205 million and 10.0%, respectively, in the same quarter of 2011. The declines were due to $9 million higher Research, Development and Engineering (R,D&E) expense, net and $4 million higher capacity alignment costs than in the second quarter of 2011. R,D&E expense, net increased to 6.1% of sales from 5.7%, while Selling, General and Administrative (S,G&A) expense declined to 4.5% from 4.6% of sales. The capacity alignment costs, which amounted to $5 million, and legal costs related to the antitrust investigations, which amounted to less than $1 million, had a combined negative margin effect of 0.3 pp.

Income before taxes amounted to $182 million compared to $185 million in the same quarter 2011. The $15 million decline in operating income was partially offset by $6 million lower interest expense, net and by a one-time charge of $6 million for debt extinguishment in the second quarter last year.

Net income attributable to controlling interest amounted to $126 million compared to $145 million in the second quarter of 2011. The effective tax rate was 30.8% compared to 21.2% in the same quarter of 2011. Discrete tax items were immaterial, but a catch-up adjustment and an unfavorable mix in the quarter increased the effective tax rate by 2.5 pp. In the second quarter of 2011, discrete tax items and catch-up adjustments reduced the effective tax rate by 6.5 pp.

Earnings per share (EPS) assuming dilution declined by $0.21 to $1.33. Earnings per share was reduced by 18 cents due to the higher effective tax rate, by 6 cents due to negative currency translation effects and by 1 cent due to more shares outstanding. These negative effects were partially offset by higher pre-tax income. The weighted average number of shares outstanding, assuming dilution, increased to 95.1 million from 94.0 million.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2011

Market overview

During the six-month period January - June 2012, global light vehicle production is estimated to have increased by 9%.

In Europe, LVP decreased by 5%. In Western Europe the decrease was 7%, while LVP in Eastern Europe increased by slightly less than 1%.

In Americas, LVP rose by 15% primarily due to a 43% increase in the North American LVP of Asian and European vehicle manufacturers. Chrysler, Ford and GM increased their North American LVP by 9%.

In Japan, LVP rebounded from the effects of the tsunami last year and rose by 58%.

In China, LVP grew by 8% and in the Rest of Asia (RoA) by 6%.

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

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2012

(Dollars in millions)

	Europe		Americas		Japan		China		RoA		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	(6.3)	(104.3)	14.6	191.1	33.4	110.5	10.2	46.4	4.0	16.5	6.2	260.2
Effect of exchange rates	(7.7)	(127.9)	(2.6)	(34.3)	2.8	9.1	3.4	15.3	(4.5)	(18.3)	(3.7)	(156.1)
Impact of acquisitions/divestments	(0.2)	(3.4)	-	-	-	-	-	-	(0.7)	(3.1)	(0.2)	(6.5)
Reported net sales change	(14.2)	(235.6)	12.0	156.8	36.2	119.6	13.6	61.7	(1.2)	(4.9)	2.3	97.6

For the year’s first six months, consolidated sales increased by slightly more than 2% to $4,268 million compared to the same period 2011. Currency effects had a negative impact of nearly 4%. The organic sales (non-U.S. GAAP measure, see reconciliation table above) increase of slightly more than 6% was 3 pp. less than the increase in global LVP. This temporary underperformance is due to the “rebound effect” from last year’s tsunami in Japan, which this year primarily boosts sales of Autoliv’s Japanese competitors.

Sales by Product

Sales of airbag products increased by 2% to $2,793 million, despite negative currency effects of 3%. The organic sales (non-U.S. GAAP measure, see reconciliation table above) increase of 5% was 4 pp. less than the increase in global LVP.

Sales of seatbelt products rose by slightly less than 2% to $1,378 million. Currency effects reduced sales by 5%. Organic sales (non-U.S. GAAP measure, see reconciliation table above) growth of 7% was 2 pp. less than the increase in global LVP due to the negative geographical LVP mix.

Sales of active safety products rose by 28% to $97 million.

Sales by Region

Sales from Autoliv’s European companies decreased by 14% to $1,428 million, including negative currency effects of 8%. The organic sales (non-U.S. GAAP measure, see reconciliation table above) decline of 6% was 1 pp. more than the decrease in European LVP due to the 7% LVP decline in the important West European market.

Sales from Autoliv’s companies in Americas increased by 12% to $1,463 million, despite negative currency effects of nearly 3%. The organic sales (non-U.S. GAAP measure, see reconciliation table above) increase of almost 15% was in line with the LVP increase in the region. Autoliv’s sales were driven by strong performance with GM and Ford along with active safety systems to Mercedes.

Sales from Autoliv’s companies in China rose by close to 14% to $517 million, including positive currency effects of less than 4%. The organic sales (non-U.S. GAAP measure, see reconciliation table above) growth of slightly more than 10% was 2 pp. more than the increase in Chinese LVP and was mainly due to recently launched models such as Great Wall’s Haval H6 and Voleex C50 and Ford’s Focus and strong demand for Wuling’s Hongguang.

Sales from Autoliv’s companies in Japan increased by 36% to $450 million including positive currency effects of 3%. The organic sales (non-U.S. GAAP measure, see reconciliation table above) increase of 33% was 25 pp. less than the increase in Japanese LVP and reflects the above-mentioned temporary mix effect caused by the tsunami rebound effect.

Sales from Autoliv’s companies in the RoA declined by 1% to $410 million due to negative currency effects of 4% and a small divestiture that reduced sales by slightly less than 1%.

The organic sales (non-U.S. GAAP measure, see reconciliation table above) increase of 4% was 2 pp. less than the growth in LVP. This was due to a negative LVP mix effect resulting from strong LVP growth in India of vehicles with low safety content and from certain contracts in South Korea that expired.

Earnings for the Six-Month Period Ended June 30, 2012

Gross profit amounted to $863 million and gross margin to 20.2% compared to $888 million and 21.3%, respectively, in the first six months of 2011. These declines were primarily due to higher raw material prices and new manufacturing capacity not yet fully utilized.

Operating income declined by $116 million to $344 million and operating margin by 2.9 pp. to 8.1%, primarily due to $51 million higher costs for capacity alignments, $13 million higher costs for the antitrust investigations and $21 million higher R,D&E expense, net.

Income before taxes decreased by $101 million to $323 million. This was $15 million less than the decline in operating income due to $9 million lower interest expense, net and due to the fact that the second quarter last year had a one-time charge of $6 million for debt extinguishment.

Net income attributable to controlling interest amounted to $227 million compared to $326 million for the same period in 2011. Income tax expense was $96 million, including discrete tax items, net of $1 million. The effective tax rate was 29.6% compared to 22.7% for the six-month period last year, when discrete tax items reduced the rate by 5.0 pp.

Earnings per share amounted to $2.40 assuming dilution compared to $3.47 for the same period in 2011. Earnings per share was reduced by 50 cents due to higher costs for the capacity alignment program and the antitrust investigations, by 24 cents due to higher effective tax rate and by 8 cents due to negative currency translation effects. The average number of shares outstanding increased by 4% to 94.4 million.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations in the second quarter 2012 amounted to $219 million compared to $132 million in the same quarter of 2011. The strong cash flow in the second quarter this year reflects partially a catch up from the first quarter when cash flow was temporarily lower. Net cash used in investing activities in the second quarter 2012 amounted to $81 million compared to $92 million during the same quarter of 2011. Capital expenditures, net of $85 million were $16 million more than depreciation and amortization in the quarter, but $5 million less than capital expenditures during the second quarter of 2011.

During the first six months in 2012 operations generated $317 million compared to $273 million during the first six months of 2011. The increase is primarily due to working capital improvements. Net cash used in investing activities during the first six months in 2012 amounted to $159 million compared to $170 million during the first six months of 2011. Capital expenditures, net amounted to $164 million and depreciation and amortization to $136 million for the first six months in 2012 compared to $171 million and $131 million, respectively, in the same period last year.

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

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011

Total current assets	$3,282.6	$3,195.7	$3,000.3	$2,979.6
Total current liabilities	(2,033.4)	(2,128.4)	(2,085.9)	(2,074.7)

Working capital	1,249.2	1,067.3	914.4	904.9
Cash and cash equivalents	(917.3)	(732.0)	(739.2)	(559.7)
Short-term debt	171.3	209.3	302.8	205.9
Derivative (asset) and liability, current	6.0	1.6	(4.0)	8.0
Dividends payable	44.8	44.7	40.2	40.2

Operating working capital	$554.0	$590.9	$514.2	$599.3

During the quarter, operating working capital (non-U.S. GAAP measure, see reconciliation table above) decreased to 6.7% of sales from 7.1% on March 31, 2012. The Company has a policy that working capital in relation to last 12-month sales should not exceed 10%.

Account receivables decreased in relation to sales to 69 days outstanding from 70 days on March 31, 2012 and from 71 days outstanding a year ago, on June 30, 2011. Days inventory outstanding increased during the quarter to 30 days from 29 days but decreased from 31 days outstanding a year ago.

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

Reconciliation of “Net (cash) debt” to GAAP financial measure

(Dollars in millions)

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011

Short-term debt	$171.3	$209.3	$302.8	$205.9
Long-term debt	472.9	468.7	363.5	487.9

Total debt	644.2	678.0	666.3	693.8
Cash and cash equivalents	(917.3)	(732.0)	(739.2)	(559.7)
Debt-related derivatives	(10.1)	(12.9)	(19.1)	(2.3)

Net (cash) debt	$(283.2)	$(66.9)	$(92.0)	$131.8

The Company’s net cash position (non-U.S. GAAP measure, see reconciliation table above) improved by $216 million during the quarter to $283 million despite dividend payments of $45 million. The improvement in net cash reflects both a strong cash flow generation during the quarter and a cash infusion of $106 million from the settlement of the purchase contracts underlying the Equity Units (see Other Events). Gross interest-bearing debt decreased by $34 million to $644 million during the second quarter 2012. The Company’s net cash position increased to $283 million on June 30, 2012 from $92 million six months earlier, despite dividend payments of $86 million. Gross interest-bearing debt decreased by $22 million to $644 million during the six month period.

During the quarter, total equity increased by $144 million to $3,581 million due to $126 million from net income and $106 million from the settlement of the purchase contracts underlying the Equity Units. These increases were partially offset by unfavorable currency effects of $48 million and a $45 million accrual for the declared dividend which will be paid in the third quarter. Total parent shareholders’ equity was $3,566 million corresponding to $37.38 per share. During the first six months in 2012 total equity increased by $232 million mainly as a result of $228 million from net income and $106 million from the settlement of the purchase contracts related to the Equity Units. These favorable effects were partially offset by dividends of $90 million and negative currency effects of $21 million.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (permanent employees and temporary personnel) increased by 300 during the quarter to 49,800 and by 1,900 during the first six months of the year.

During the quarter, headcount in low-cost countries (LCC) increased by 450, while headcount in high-cost countries (HCC) was reduced by 150, despite the fact that headcount in North American HCC increased by 200 in response to stronger LVP.

Currently, 67% of total headcount are in LCC, 71% are direct workers in manufacturing and 20% are temporary personnel. A year ago, these ratios were 64%, 71% and 20%, respectively.

Outlook

Based on Autoliv’s call-offs from customers, we expect the Company’s organic sales to grow by nearly 4% in the third quarter of 2012 from the same quarter of 2011, while IHS expects global LVP to increase by 2%. Currency effects are expected to reduce sales by more than 6%. There will also be a small effect from the divestiture of Autoliv Mekan. Consequently, consolidated sales are expected to decline by approximately 3% in the third quarter.

For the full year 2012, IHS expects LVP to increase by 5% compared to 2011, while the indication for Autoliv’s organic sales growth is approximately 6%. The Company is therefore expected to resume its outperformance trend, starting in the third quarter, and report an organic sales growth for the second half of the year that is expected to be 5 pp. higher than IHS’ expected LVP growth. Currency effects are expected to reduce full year sales by a little more than 4%, provided that current exchange rates prevail. There will also be a small negative effect from the Autoliv Mekan divestiture. In summary, this would result in an increase in consolidated sales of about 1% for the full year 2012.

An operating margin of approximately 10% is expected for the third quarter. The indication for the full year is also an operating margin of approximately 10%. Both the margin guidance for the quarter and the margin indication for the full year exclude costs for capacity alignments and the antitrust investigations. The capacity alignment costs are likely to be in the range of $60-80 million for the full year.

In response to continued strong order intake and in order to enable Autoliv to continue to outperform global LVP, capital expenditures will remain on a relatively high level of approximately 4.5% of sales in 2012. Operations are expected to continue to generate a strong cash flow in the magnitude of $0.7 billion for the full year 2012, excluding payments for antitrust investigations.

The projected effective tax rate for the remainder of the year, excluding any discrete items that may arise, is estimated to be around 28%.

OTHER RECENT EVENTS

Launches in the 2nd quarter 2012

•

BMW’s new 6-Series: Driver airbag with steering wheel, passenger airbag, side airbags, knee airbag, active seatbelts with pre-pretensioners, night vision systems with pedestrian warning and camera system with lane departure warning (LDW), forward collision warning (FWD), speed sign information and no-pass zone information.

•	Dodge’s new Dart: Driver airbag, side airbags, inflatable curtains, seatbelts with pretensioners and radar system.

•	Ford’s new Fusion: Passenger airbag, inflatable curtains and side airbags.

•	Hyundai’s new Santa Fe: Driver airbag, passenger airbag, side airbags, inflatable curtains, knee airbag and passive safety electronics.

•	Mercedes’ new A-Class: Passenger airbag, knee airbag, side airbags, inflatable curtains, seatbelts with pretensioners and radar system.

•	Mitsubishi’s new Outlander: Driver airbag with steering wheel, passenger airbag and inflatable curtains.

•	Nissan’s new Altima: Side airbags, inflatable curtains, seatbelts and passive safety electronics.

•	Nissan’s new Bluebird/Sylphy: Seatbelts with pretensioners and passive safety electronics.

•	Nissan’s new Pathfinder: Passenger airbag, side airbags and inflatable curtains.

•	Volvo’s new V40: Passenger airbag, knee airbag, side airbags, inflatable curtains, seatbelts with pretensioners, passive safety electronics and pedestrian protection airbag.

Other Events

•

Autoliv reached a settlement with the U.S. Department of Justice that effectively ends the Company’s role in the ongoing antitrust investigations in the United States. Under the settlement, Autoliv pled guilty to two counts of antitrust law violations involving a Japanese subsidiary and paid, in July, a fine of $14.5 million. Following the announcement of the plea agreement, Autoliv has been named as a defendant in purported antitrust class actions in the U.S. alleging anti-competitive conduct. Autoliv will actively defend itself in these cases.

•

On April 30, Autoliv settled the purchase contracts of the Equity Units that were issued in 2009. The Company delivered approximately 5.8 million of its treasury shares to the Equity Units holders and received, in return, $106 million in cash. As a result, the Company’s net cash position and equity were increased by $106 million, and the total number of shares outstanding increased from 89.5 million to 95.3 million.

•

To focus on its core business, Autoliv sold Autoliv Mekan AB in Sweden, which manufactures seat components, primarily for seats in Volvo vehicles. The subsidiary has sales of SEK 260 million (U.S. $37 million) and less than 200 employees.

•

Autoliv introduced a new seatbelt system. The regular 3-point seatbelt is supplemented by a perpendicular 2-point seatbelt on the other side of the seat so both shoulders of the vehicle occupant are strapped in. This reduces the rib-strain on the occupant by half, reduces the risk of the occupant’s head hitting the inside of the roof in roll-over accidents and prevents an occupant from sliding out of the “open side” of a 3-point seatbelt in so-called far-side collisions. The new seatbelt system was launched on Renault’s new electrical vehicle Twizy.

•

Autoliv’s airbag plant in Spain has received the Ford World Excellence Award. This was the eleventh award Autoliv has received from customers for its achievements during 2011. In addition to the Ford award, the Company has been recognized by BMW, Daimler, Toyota, Subaru, Great Wall, First Automotive Works and Volkswagen of China.

Annual General Meeting of Stockholders

At the Annual General Meeting of Stockholders (AGM) on May 8 this year:

•	Dr. Xiaozhi Liu, Mr. George Lorch, Mr. Kazuhiko Sakamoto and Dr. Wolfgang Ziebart were re-elected for a new regular term ending at the 2015 AGM;

•	the non-binding resolution on the Company’s 2011 executive compensation was approved;

•	stockholders approved an amendment to the Company’s 1997 Stock Incentive Plan, as Amended and Restated; and

•	the appointment of Ernst & Young AB as the Company’s independent auditors was ratified.

Dividend

As previously announced, the Company has declared a quarterly dividend of 47 cents per share that will be paid on Thursday, September 6, 2012 to shareholders of record on the close of business on August 22, 2012. The ex-date, when the shares will trade without the right to the dividend, will be August 20, 2012.

Next Report

Autoliv intends to publish the quarterly report for the third quarter 2012 on Tuesday, October 23.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2012, the Company’s future contractual obligations have not changed materially from the amounts reported in the 2011 Annual Report on Form 10-K filed with the SEC on February 23, 2012, as amended by our Form 10-K/A filed with the SEC on March 7, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2012, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on February 23, 2012, as amended by our Form 10-K/A filed with the SEC on March 7, 2012.

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

For further discussion of legal proceedings, see Note 1.11 Contingent Liabilities – Legal Proceedings included in this quarterly report on Form 10-Q.

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

We are currently undergoing an antitrust investigation by the European Commission and it is probable that the Company’s operating results and cash flows will be materially adversely impacted

The European Commission (the “EC”) is engaged in a long-running investigation into possible anti-competitive behavior among certain suppliers to the automotive vehicle industry, including Autoliv. On June 7-9, 2011, representatives of the EC visited two facilities of Autoliv BV & Co KG, a Company subsidiary in Germany, to gather information for such inquiry. The EC’s investigation is still ongoing. It is the Company’s policy to cooperate with governmental investigations. Although the duration or ultimate outcome of the EC investigation cannot be predicted or estimated, it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable. The Company remains unable to estimate the impact the EC investigation will have or predict the reporting periods in which such impact may be recorded. The Company’s recent settlement with the DOJ does not impact the EC’s ongoing investigation, as the EC investigation is a separate matter that involves the application of different legal standards.

We are currently subject to civil litigation, and may become subject to further litigation, as a result of the antitrust investigations, which may result in adverse outcomes

As a result of the antitrust investigations, the Company is currently subject to civil litigation alleging anti-competitive conduct. The Company may be investigated by other competition authorities, and may be subject to further such litigation in the future.

These types of claims and actions require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, prospects, reputation, operating results, cash-flows or financial results.

We may be subject to investigations by other competition authorities that could negatively impact our business

Any additional governmental investigations could, as the EC and DOJ investigations already have, require significant management time and attention. Any additional governmental investigations could also result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, prospects, reputation, operating results, cash flows or financial results.

Our business may be adversely affected by environmental, occupational health and safety or other governmental regulations

We are subject to the requirements of environmental, occupational health and safety and other governmental regulations in the United States and other countries.

Although we have no known pending material environmental related issues, we have made and will continue to make capital and other expenditures to comply with environmental requirements. To reduce our exposure to environmental risk, we implemented an environmental plan in 1996 based on our environmental policy. According to the plan, we sought to certify according to ISO 14001, an international standard for environmental management systems, all of our plants and units. As of December 31, 2011, 86% of our facilities representing 97% of our consolidated sales, have been certified according to ISO 14001. However, we cannot assure you that we have been or will be at all times in complete compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts that we, at each time, may have reserved.

In addition, environmental and occupational health and safety and other requirements are complex, subject to change and have tended to become more and more stringent. Accordingly, such requirements may change or become more stringent in the future. Any material environmental issues or changes in environmental or other governmental regulations may have an adverse impact on our operating results and financial condition.

Negative or unexpected tax consequences could adversely affect our operating results and financial condition

We are subject to tax audits by governmental authorities in the U.S. and numerous non-U.S. jurisdictions, which are inherently uncertain. Negative or unexpected results from one or more such tax audits in jurisdictions in which we operate could adversely affect our operating results and financial condition.

In addition, changes in tax laws, regulations or accounting principles or in their application with respect to matters such as tax rates, transfer pricing, dividends, restrictions on certain forms of tax relief or limitations on favorable tax treatment could affect our effective tax rate in the United States or abroad and, as a result, have a negative effect on our operating results and financial condition. For example, our ability to take advantage of expected favorable tax treatment (including those associated with R&D credits and loss carryforwards) may be significantly impaired as a result of changes to the conditions associated with such favorable treatments. Such changes may be the result of general attempts to remedy fiscal deficits or implement shifts in social policies, such as discouraging headcount reductions or similar actions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

10.29*	Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan as Amended and Restated on May 6, 2009, dated May 8, 2012.

10.30*	Plea Agreement, dated June 6, 2012, between the United States of America and Autoliv, Inc.

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 20, 2012

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin

Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)