Form 10-Q
period 2012-09-30
AUTOLIV INC
filed 2012-10-23
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 17, 2012, there were 95,455,806 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sales	$1,947.1	$2,017.6	$6,214.8	$6,187.7

Cost of sales	(1,559.5)	(1,606.4)	(4,964.0)	(4,888.9)

Gross profit	387.6	411.2	1,250.8	1,298.8

Selling, general & administrative expenses	(88.8)	(91.5)	(276.3)	(277.5)
Research, development & engineering expenses, net	(96.8)	(103.7)	(350.0)	(335.7)
Amortization of intangibles	(4.8)	(4.2)	(14.5)	(13.5)
Other income (expense), net	(9.8)	(6.9)	(78.9)	(7.0)

Operating income	187.4	204.9	531.1	665.1

Equity in earnings of affiliates, net of tax	1.8	2.0	5.3	5.2
Interest income	0.9	1.4	2.4	3.4
Interest expense	(10.9)	(16.2)	(32.6)	(47.1)
Loss on extinguishment of debt	—	0.1	—	(6.2)
Other financial items, net	(4.1)	0.4	(7.6)	(3.0)

Income before income taxes	175.1	192.6	498.6	617.4

Income tax expense	(57.1)	(53.5)	(153.0)	(150.1)

Net income	$118.0	$139.1	$345.6	$467.3

Less: net income attributable to non-controlling interests	0.5	0.7	1.2	2.4

Net income attributable to controlling interest	$117.5	$138.4	$344.4	$464.9

Net earnings per share – basic	$1.23	$1.55	$3.71	$5.21
Net earnings per share – diluted	$1.23	$1.48	$3.63	$4.95

Weighted average number of shares outstanding, net of treasury shares (in millions)	95.4	89.3	92.8	89.2

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	95.7	93.5	94.9	93.8

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	95.4	89.3	95.4	89.3

Cash dividend per share – declared	$0.50	$0.45	$1.44	$1.33
Cash dividend per share – paid	$0.47	$0.45	$1.39	$1.28

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in millions)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net income	$118.0	$139.1	$345.6	$467.3

Foreign currency translation adjustments	45.5	(60.7)	24.3	(1.4)
Defined benefit pension plan	2.0	0.9	5.6	1.6

Other comprehensive income, before tax	47.5	(59.8)	29.9	0.2

Income tax expense related to defined benefit pension plan	(0.7)	(0.3)	(2.0)	(0.5)

Other comprehensive income, net of tax	46.8	(60.1)	27.9	(0.3)

Comprehensive income	$164.8	$79.0	$373.5	$467.0

Less: comprehensive income attributable to non-controlling interest	0.8	0.8	1.3	2.8

Comprehensive income attributable to controlling interest	$164.0	$78.2	$372.2	$464.2

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	September 30, 2012 (unaudited)	December 31, 2011
Assets
Cash & cash equivalents	$908.2	$739.2
Receivables, net	1,577.4	1,457.8
Inventories, net	623.4	623.3
Other current assets	193.3	180.0

Total current assets	3,302.3	3,000.3

Property, plant & equipment, net	1,194.9	1,121.2
Investments and other non-current assets	293.0	279.6
Goodwill	1,610.3	1,607.0
Intangible assets, net	101.7	109.2

Total assets	$6,502.2	$6,117.3

Liabilities and equity
Short-term debt	$158.1	$302.8
Accounts payable	1,055.2	1,083.9
Accrued expenses	561.8	465.9
Other current liabilities	196.9	233.3

Total current liabilities	1,972.0	2,085.9

Long-term debt	497.4	363.5
Pension liability	199.5	193.1
Other non-current liabilities	131.7	125.8

Total non-current liabilities	828.6	682.4

Total parent shareholders’ equity	3,685.5	3,333.4
Non-controlling interests	16.1	15.6

Total equity	3,701.6	3,349.0

Total liabilities and equity	$6,502.2	$6,117.3

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine months ended
	September 30, 2012	September 30, 2011

Operating activities
Net income	$345.6	$467.3
Depreciation and amortization	204.0	197.9
Other, net	13.4	36.8
Changes in operating assets and liabilities	(115.7)	(236.9)

Net cash provided by operating activities	447.3	465.1

Investing activities
Expenditures for property, plant and equipment	(264.2)	(263.0)
Proceeds from sale of property, plant and equipment	2.9	6.4
Acquisitions and divestitures of businesses and other, net	3.5	(1.4)

Net cash used in investing activities	(257.8)	(258.0)

Financing activities
Net (decrease) increase in short-term debt	(26.6)	116.2
Issuance of long-term debt	32.5	47.1
Repayments and other changes in long-term debt	(8.9)	(214.3)
Dividends paid	(129.9)	(114.1)
Cash paid for extinguishment of debt	—	(6.3)
Common stock issue, net	106.3	—
Common stock options exercised	12.1	12.1
Other	(1.8)	(5.7)

Net cash used in financing activities	(16.3)	(165.0)

Effect of exchange rate changes on cash and cash equivalents	(4.2)	0.9

Increase in cash and cash equivalents	169.0	43.0

Cash and cash equivalents at beginning of period	739.2	587.7

Cash and cash equivalents at end of period	$908.2	$630.7

See “Notes to unaudited condensed consolidated financial statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2012

1 Basis of Presentation

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

2 New Accounting Pronouncements

The following accounting guidance has been issued and are effective for the Company in or after fiscal year 2012:

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”, which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) on the face of the financial statements. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU No. 2011-12 had no impact on the Company’s consolidated financial statements, other than presentation of comprehensive income.

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

3 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at September 30, 2012 are either interest rate swaps or foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond 2019. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the Consolidated Statement of Income when the hedge transaction affects net earnings. There were no material reclassifications from OCI to the Consolidated Statement of Income during the three and nine months ended September 30, 2012 and, likewise, no material reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial.

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

The following tables summarize the valuation of the Company’s derivatives by the above noted pricing observability levels:

		Fair Value Measurements at September 30, 2012
		Using
Description	Total carrying amount in Consolidated Balance Sheet September 30, 2012	Level 1	Level 2	Level 3

Assets
Derivatives	$21.2	—	$21.2	—

Total Assets	$21.2	—	$21.2	—
Liabilities
Derivatives	$9.2	—	$9.2	—

Total Liabilities	$9.2	—	$9.2	—

		Fair Value Measurements at December 31, 2011
		Using
Description	Total carrying amount in Consolidated Balance Sheet December 31, 2011	Level 1	Level 2	Level 3

Assets
Derivatives	$19.7	—	$19.7	—

Total Assets	$19.7	—	$19.7	—

Liabilities
Derivatives	$0.6	—	$0.6	—

Total Liabilities	$0.6	—	$0.6	—

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011. Although the Company is party to close-out netting agreements with most derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, have been presented on a gross basis.

		Fair Value Measurements at September 30, 2012
Description	Nominal volume	Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 8 years (fair value hedge)	$60.0	$16.6	$—	Other non-current asset

Total derivatives designated as hedging instruments	$60.0	$16.6	$—

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$1,272.8	$4.6	$9.2	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$1,272.8	$4.6	$9.2

Total derivatives	$1,332.8	$21.2	$9.2

			Fair Value Measurements at December 31, 2011
Description	Nominal volume		Derivative asset	Derivative liability	Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 8 years (fair value hedge)	$60.0		$15.1	$—	Other non-current asset

Total derivatives designated as hedging instruments	$60.0		$15.1	$—

Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$845.2	1)	$4.6	$0.6	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$845.2		$4.6	$0.6

Total derivatives	$905.2		$19.7	$0.6

1)	The nominal value is netted for offsetting swaps with a counterpart with which Autoliv has a master netting agreement. The gross nominal value is $1,241.9 million.

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended September 30, 2012
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 8 years (fair value hedge)	$60.0	$—	$0.6	$—	$—	$—
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(0.6)	$—	$—	$—

Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount of gain (loss) recognized in Consolidated Statement of Income Nine months ended September 30, 2012
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 8 years (fair value hedge)	$60.0	$—	$1.5	$—	$—	$—
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(1.5)	$—	$—	$—

Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended September 30, 2011
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 9 years (fair value hedge)	$60.0	$—	$5.0	$—	$—	$—

Total derivatives designated as hedging instruments	$60.0
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(5.0)	$—	$—	$—

Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount of gain (loss) recognized in Consolidated Statement of Income Nine months ended September 30, 2011
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 9 years (fair value hedge)	$60.0	$—	$6.0	$—	$—	$—

Total derivatives designated as hedging instruments	$60.0
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(6.0)	$—	$—	$—

Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended September 30, 2012
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$1,272.8	$1.4	$0.0	$—
Total derivatives not designated as hedging instruments	$1,272.8

		Amount of gain (loss) recognized in Consolidated Statement of Income Nine months ended September 30, 2012
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$1,272.8	$(8.5)	$(0.0)	$—
Total derivatives not designated as hedging instruments	$1,272.8

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended September 30, 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$40.3	$(3.8)	$0.0	$—
Foreign exchange swaps	$976.2	$28.2	$(0.9)	$—
Total derivatives not designated as hedging instruments	$1,016.5

		Amount of gain (loss) recognized in Consolidated Statement of Income Nine months ended September 30, 2011
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Cross currency interest rate swaps, less than 1 year	$40.3	$(0.4)	$0.1	$—
Foreign exchange swaps	$976.2	$15.2	$(0.2)	$—

Total derivatives not designated as hedging instruments	$1,016.5

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

Fair Value of Debt

Long-term debt	September 30, 2012 Carrying value1)	September 30, 2012 Fair value	December 31, 2011 Carrying value1)	December 31, 2011 Fair value
U.S. Private placement	$306.6	$337.3	$305.1	$331.9
Medium-term notes	46.0	44.9	43.3	40.6
Notes	107.9	108.9	—	—
Other long-term debt	36.9	36.9	15.1	15.1

Total	$497.4	$528.0	$363.5	$387.6

Short-term debt
Overdrafts and other short-term debt	$33.9	$33.9	$63.2	$63.2
Short-term portion of long-term debt	124.2	127.1	132.4	136.5
Notes	—	—	107.2	109.9

Total	$158.1	$161.0	$302.8	$309.6

1)	Debt as reported in balance sheet.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, including investments in affiliates, and restructuring liabilities (see Note 6).

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

As of September 30, 2012 the Company had $73.3 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 6). For the three and nine months ended September 30, 2012, the Company did not record any impairment charges on its long-lived assets.

4 Income Taxes

For the first nine months of 2012, the effective tax rate was 30.7%, compared with an effective tax rate of 24.3% in the first nine months of 2011. In the first nine months of 2012, the net impact of discrete tax items caused a 1.7% increase to the effective tax rate. The net impact of discrete tax items in the first nine months of 2011 caused a 3.1% decrease to the effective tax rate. In the third quarter of 2012, the net impact of discrete tax items, principally due to law changes, caused a 4.1% increase to the effective tax rate for the quarter. The net impact of discrete tax items in the third quarter of 2011 caused a 1.1% increase to the effective tax rate for the quarter.

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

The Company is undergoing tax audits in several non-U.S. jurisdictions covering multiple years. As of September 30, 2012, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the third quarter of 2012, the Company recorded a net decrease of $0.2 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $16.3 million recorded at September 30, 2012, $1.6 million is classified as current tax payable and $14.7 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	September 30, 2012	December 31, 2011
Raw materials	$297.9	$295.5
Work in progress	226.6	219.9
Finished products	179.2	184.0

Inventories	703.7	699.4
Inventory valuation reserve	(80.3)	(76.1)

Total inventories, net of reserve	$623.4	$623.3

6 Restructuring

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

Third quarter of 2012

The employee-related restructuring provisions and the cash payments in the third quarter mainly relate to headcount reductions in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2012 to September 30, 2012.

	June 30, 2012	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	September 30, 2012
Restructuring employee-related	$66.6	$9.8	$(0.6)	$(5.3)	$2.3	$72.8
Other	0.8	—	(0.3)	(0.0)	0.0	0.5

Total reserve	$67.4	$9.8	$(0.9)	$(5.3)	$2.3	$73.3

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

7 Product-Related Liabilities

The Company has reserves for product risks. Such reserves are related to product performance issues including recall, product liability and warranty issues.

The Company records liabilities for product-related risks when probable claims are identified and when it is possible to reasonably estimate costs. Provisions for warranty claims are estimated based on prior experience, likely changes in performance of newer products and the mix and volume of the products sold. The provisions are recorded on an accrual basis. For further explanation, see Note 11 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions and cash paid for the three and nine months ended September 30, 2012 mainly relate to warranty related issues. The provisions and cash paid for the three months ended September 30, 2011 mainly related to recall related issues. The provisions for the nine months ended September 30, 2011 mainly relates to warranty related issues. The cash paid for the nine months ended September 30, 2011 mainly related to recall related issues.

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Reserve at beginning of the period	$31.6	$37.4	$33.0	$39.2
Change in reserve	3.5	6.0	13.3	8.5
Cash payments	(4.5)	(9.4)	(15.3)	(15.4)
Translation difference	0.7	(1.2)	0.3	0.5

Reserve at end of the period	$31.3	$32.8	$31.3	$32.8

8 Retirement Plans

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three and nine months ended September 30, 2012 and September 30, 2011.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012, as amended by our Form 10-K/A filed with the SEC on March 7, 2012.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Service cost	$4.9	$4.6	$14.6	$13.7
Interest cost	4.7	4.3	14.1	12.8
Expected return on plan assets	(3.5)	(3.6)	(10.5)	(10.8)
Amortization prior service credit	(0.3)	(0.2)	(0.7)	(0.7)
Amortization of actuarial loss	2.3	1.2	6.7	3.7

Net Periodic Benefit Cost	$8.1	$6.3	$24.2	$18.7

9 Equity and Equity Units Offering

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

The Settlement Rate was based on the applicable market value of the Company’s common stock on the purchase contract settlement date. Because the applicable market value of the Company’s common stock was higher than $19.20, the final settlement rate on April 30, 2012 was 1.3607 shares of common stock per Equity Unit, giving effect to the dividends paid in 2010, 2011 and first quarter of 2012, and the exchange of Equity Units discussed below. On April 30, 2012, the Company issued approximately 5.8 million shares of common stock to settle the outstanding purchase contracts.

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

In the second quarter of 2010, pursuant to separately negotiated exchange agreements with holders representing an aggregate of approximately 2.3 million Equity Units, the Company issued an aggregate of approximately 3.1 million shares of Autoliv’s common stock from its treasury and paid an aggregate of approximately $7.4 million in cash to these holders in exchange for their Equity Units. Following these accelerated exchanges, 4,250,920 Equity Units remained outstanding prior to settlement on April 30,2012.

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

10 Non-Controlling Interest

	July-September 2012			July-September 2011
	Equity attributable to			Equity attributable to
	Parent	Non- controlling interest	Total	Parent	Non- controlling interest	Total
Balance at beginning of period	$3,565.6	$15.3	$3,580.9	$3,247.3	$13.5	$3,260.8

Total Comprehensive Income:
Net income	117.5	0.5	118.0	138.4	0.7	139.1

Foreign currency translation	45.2	0.3	45.5	(60.8)	0.1	(60.7)
Defined benefit pension plan	1.3	—	1.3	0.6	—	0.6

Total Comprehensive Income	164.0	0.8	164.8	78.2	0.8	79.0
Common Stock incentives	3.6	—	3.6	2.5	—	2.5
Cash dividends declared	(47.7)	—	(47.7)	(40.2)	—	(40.2)
Common stock issuance, net	—	—	—	—	—	—
Dividends paid to non-controlling interests on subsidiary shares	—	—	—	—	—	—

Balance at September 30	$3,685.5	$16.1	$3,701.6	$3,287.8	$14.3	$3,302.1

	January-September 2012			January-September 2011
	Equity attributable to			Equity attributable to
	Parent	Non- controlling interest	Total	Parent	Non- controlling interest	Total
Balance at beginning of period	$3,333.4	$15.6	$3,349.0	$2,927.3	$11.9	$2,939.2
Total Comprehensive Income:
Net income	344.4	1.2	345.6	464.9	2.4	467.3

Foreign currency translation	24.2	0.1	24.3	(1.8)	0.4	(1.4)
Defined benefit pension plan	3.6	—	3.6	1.1	—	1.1

Total Comprehensive Income	372.2	1.3	373.5	464.2	2.8	467.0
Common Stock incentives	12.5	—	12.5	15.0	—	15.0
Cash dividends declared	(137.4)	—	(137.4)	(118.7)	—	(118.7)
Common stock issuance, net	104.8	—	104.8	—	—	—
Dividends paid to non-controlling interests on subsidiary shares	—	(0.8)	(0.8)	—	(0.4)	(0.4)

Balance at September 30	$3,685.5	$16.1	$3,701.6	$3,287.8	$14.3	$3,302.1

11 Contingent Liabilities

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

In 2009, Autoliv initiated a closure of its Normandy Precision Components (“NPC”) plant located in France. Most of the former NPC-employees that were not “protected” (i.e. not union representatives) filed claims in a French court claiming damages in an aggregate amount of €12 million (approximately $15 million) and/or other remedies. In February 2012, the French court ruled in favor of plaintiffs in an aggregate amount of €5.6 million (approximately $7.1 million), while rejecting certain other claims. Both sides have appealed the decision as far as not in their favor. As required under French Law, Autoliv has paid the €5.6 million award pending the appeal.

In May 2008, a French court placed Eric Molleux Technologies Composants (“EMT”) into receivership, and liquidation proceedings were initiated in July 2009. As a result of Autoliv’s previous relationship with EMT, in March 2012 the liquidator initiated proceedings against Autoliv France and requested payment of €16.3 million (approximately $20.5 million), which represents the total amount of debt owed by EMT to its creditors (including Autoliv). The liquidator also requested an additional €4 million (approximately $5 million) corresponding to the debts of Autoliv Turkey towards EMT. Autoliv disputes the claims.

On April 19, 2010, SEVA Technologies SA (“SEVA”) initiated actions against several employees and wholly-owned subsidiaries of Autoliv, Inc. In the actions, SEVA alleges that the defendants misappropriated confidential information disclosed under a non-disclosure agreement and used such information to obtain a patent. SEVA has indicated that it may seek damages of €22 million (approximately $28 million) but a formal claim for financial compensation has not yet been made. Autoliv has made no accruals for any penalties or expenses relating thereto. In March 2012, the court of first instance rejected SEVA’s patent claims. SEVA has appealed this decision.

Antitrust Matters

Autoliv ASP Inc., a Company subsidiary, received a grand jury subpoena from the Antitrust Division of the United States Department of Justice (“DOJ”) on February 8, 2011. The subpoena requested documents and information as part of a broad and long-running investigation into possible anti-competitive behavior among suppliers to the automotive vehicle industry, including the Company. On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of Autoliv BV & Co KG, a Company subsidiary in Germany, to gather information for a similar inquiry. The Company may become subject to further inquiries and investigations directly or indirectly related to the matters investigated by the DOJ and EC in additional jurisdictions. Notably, as the DOJ plea agreement described below involved a Japanese subsidiary of Autoliv, management expects Japanese authorities to commence an investigation. Also, on October 3, 2012, the Company received a letter from the Competition Bureau of Canada related to the subject matters investigated by the DOJ and EC seeking the voluntary production of certain corporate records and information related to the sale of certain automotive parts subject to Canadian jurisdiction. It is the Company’s policy to cooperate with governmental investigations.

On June 6, 2012, the Company entered into a plea agreement with the DOJ that was approved by the United States District Court for the Eastern District of Michigan on June 21, 2012. Under the terms of the agreement, the Company pled guilty to two counts of antitrust law violations involving a Japanese subsidiary and paid a fine of $14.5 million in July 2012, an amount equal to the accruals made for such purpose in the first quarter of 2012. The DOJ will not otherwise prosecute Autoliv or any of its subsidiaries or present or former directors, officers or employees for the matters investigated. Three employees in the sales organization are excluded from the non-prosecution provision of the agreement, but no final decision has been communicated by the DOJ to the Company regarding these employees. The Company will continue to cooperate with the DOJ in the DOJ’s investigation of other suppliers to the automotive vehicle industry.

The DOJ settlement does not impact the ongoing investigation by the EC, the latter being a separate matter that involves the application of different legal standards. The Company remains unable to estimate the financial impact the EC investigation will have or predict the reporting periods in which such financial impact may be recorded. Similarly, the duration or ultimate outcome of the Canadian inquiry or the anticipated Japanese inquiry cannot be predicted or estimated. Consequently, with respect to these matters, the Company has not recorded a provision for loss as of September 30, 2012. Although the duration or ultimate outcome of the EC investigation cannot be predicted or estimated, it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

The Company is also subject to civil litigation alleging anti-competitive conduct. Notably, the Company, several of its subsidiaries and its competitors are defendants in a total of ten purported antitrust class actions in the United States District Court for the Eastern District of Michigan. Those cases are: Brad Zirulnik v. Autoliv, Inc. et al. filed on June 6, 2012; A1A Airport & Limousine Service, Inc. v. Autoliv, Inc. et al. and Frank Cosenza v. Autoliv, Inc. et al. each filed on June 8, 2012; Meetesh Shah v. Autoliv, Inc., et al. filed on June 12, 2012; Martens Cars of Washington, Inc., et al. v. Autoliv, Inc., et al. and Richard W. Keifer, Jr. v. Autoliv, Inc. et al. each filed on June 26, 2012; Findlay Industries, Inc. v. Autoliv, Inc. filed on July 12, 2012; Beam’s Industries, Inc. v. Autoliv, Inc., et al. filed on July 21, 2012; Melissa Barron et al. v. Autoliv, Inc. et al. filed on July 24, 2012; and Stephanie Kaleuha Petras v. Autoliv, Inc. et al. filed on August 14, 2012. Additional related cases may be filed in the future.

Plaintiffs in the cases allege generally that the defendants have engaged in long-running global conspiracies to fix the prices of occupant restraint systems or components thereof in violation of federal and state antitrust laws and various unfair or deceptive trade practice statutes. Plaintiffs seek to recover, on behalf of themselves and various purported classes of direct and indirect purchasers of occupant restraint systems and purchasers or lessees of vehicles in which such systems have been installed, injunctive relief, treble damages and attorneys’ fees. The plaintiffs in these cases make allegations that extend significantly beyond the plea discussed above. The Company denies these overly broad allegations and intends to actively defend itself against the same. While it is probable that the Company will incur certain expenses as a result of these cases, the duration or ultimate outcome of these cases currently cannot be predicted or estimated and no provision for a loss has been recorded as of September 30, 2012.

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

The table in Note 7 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and nine months ended September 30, 2012 and September 30, 2011, respectively.

12 Earnings per share

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

For the three and nine months ended September 30, 2012, 0.0 million and 1.8 million shares, respectively, were included in the dilutive weighted average share amount related to the Equity Units. The number of shares that issued on April 30, 2012, related to the final settlement of the Equity Units, was approximately 5.8 million. This reflects the issuance of shares at the minimum settlement rate, since the applicable market value, as calculated pursuant to the agreement governing the Equity Units, was above $19.20. This includes giving effect to the exchange of Equity Units discussed in Note 9 and taking into account all previously paid dividends, including the dividend paid in the first quarter 2012.

For the three and nine months ended September 30, 2012, approximately 0.5 million and 0.4 million common shares, respectively, were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the first nine months of 2012 and 2011 approximately 0.4 million and 0.3 million shares, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Weighted average shares basic	95.4	89.3	92.8	89.2
Effect of dilutive securities:
- stock options/share awards	0.3	0.4	0.3	0.5
- equity units	0	3.8	1.8	4.1

Weighted average shares diluted	95.7	93.5	94.9	93.8

13 Subsequent Events

There were no reportable events subsequent to September 30, 2012.

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

Autoliv, through AAB and ASP, is the world’s leading supplier of automotive safety systems, with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, whiplash protection systems and child seats, including components for such systems, as well as night vision systems, radar and other active safety systems. Autoliv has approximately 80 production facilities in 27 countries and our customers include the world’s largest car manufacturers.

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

KEY RATIOS

(Dollars in millions)

	Three months ended or as of September 30		Nine months ended or as of September 30
	2012	2011	2012	2011

Total parent shareholders’ equity per share	$38.63	$36.82	$38.63	$36.82
Operating working capital 1)	$633	$576	$633	$576
Capital employed 7)	$3,437	$3,343	$3,437	$3,343
Net (cash) debt 1)	$(265)	$41	$(265)	$41
Net debt to capitalization, % 2)	N/A	1	N/A	1

Gross margin, % 3)	19.9	20.4	20.1	21.0
Operating margin, % 4)	9.6	10.2	8.5	10.7

Return on total equity, % 8)	13.0	17.0	13.1	19.8
Return on capital employed, % 9)	22.5	24.6	21.4	27.4

No. of employees at period-end 10)	40,213	37,937	40,213	37,937
Headcount at period-end 11)	50,413	47,695	50,413	47,695
Days receivables outstanding 5)	73	72	69	70
Days inventory outstanding 6)	32	33	31	32

1)	See tabular presentation reconciling this non-U.S.GAAP measure to U.S.GAAP below under the heading “Liquidity and Sources of Capital”
2)	Net (cash)debt in relation to net (cash)debt and total equity (including non-controlling interest)
3)	Gross profit relative to sales
4)	Operating income relative to sales
5)	Outstanding receivables relative to average daily sales
6)	Outstanding inventory relative to average daily sales
7)	Total equity and net debt
8)	Net income relative to average total equity
9)	Operating income and equity in earnings of affiliates, relative to average capital employed
10)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
11)	Employees plus temporary, hourly workers

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2011

Market overview

During the quarter July-September 2012, global light vehicle production (LVP) is estimated by IHS to have increased by 2% compared to the same quarter in 2011. Stronger-than-expected LVP in North America offset weaker-than-expected LVP in mainly South Korea.

In Europe, where Autoliv generates approximately 30% of its sales, LVP is estimated to have decreased by 6% compared to the third quarter in 2011. In Western Europe, LVP decreased by 8% and in Eastern Europe by 1%.

In the Americas, which accounts for approximately 35% of Autoliv’s sales, LVP increased by 11%. This was due to a 14% increase in North America which was 6 percentage points (pp) higher than IHS expected in July. The Asian and European vehicle manufacturers increased their North American production by 24%, rebounding from last year’s component shortages following the tsunami in Japan. Ford, GM and Chrysler (“The Detroit 3” or “D3”) increased their North American LVP by 7%.

In China, which accounts for almost 15% of Autoliv’s sales, LVP grew by 7%, which was slightly less than expected.

In Japan, which accounts for about 10% of Autoliv’s sales, LVP increased by 4% due to the rebound from an unusually low level last year due to component shortages following the earthquake/tsunami in Japan (“the tsunami rebound effect”). However, the LVP increase was nearly 4 pp lower than expected by IHS in July.

In the Rest of Asia (RoA), which accounts for less than one tenth of Autoliv’s sales, LVP was flat. LVP dropped by 15% in the important South Korean market (instead of increasing by 2% as expected) due to a seven-week strike at vehicle manufacturer sites in South Korea. However, the decline in South Korea was offset by strong LVP elsewhere in the region, mainly in Thailand.

Consolidated Sales

The Company has substantial operations outside the United States and at the present time nearly 80% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S. dollar exchange rates when translated. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2012

(Dollars in millions)

	Europe		Americas		Japan		China		RoA		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	(7.1)	$(50.9)	13.0	$81.5	(3.7)	$(7.7)	11.9	$29.8	(5.6)	$(11.8)	2.0	$40.9
Effect of exchange rates	(10.5)	(75.9)	(2.4)	(14.8)	(1.0)	(2.1)	1.0	2.6	(6.2)	(13.0)	(5.1)	(103.2)
Impact of acquisitions/divestments	(1.1)	(8.2)	—	—	—	—	—	—	—	—	(0.4)	(8.2)

Reported net sales change	(18.7)	$(135.0)	10.6	$66.7	(4.7)	$(9.8)	12.9	$32.4	(11.8)	$(24.8)	(3.5)	$(70.5)

Consolidated sales decreased by slightly more than 3% to $1,947 million compared to the third quarter in 2011. Excluding negative currency effects of 5% and the effect of a small divestiture, organic sales (non-U.S. GAAP measure, see reconciliation table above) increased by 2% compared to an expected increase of nearly 4%. This variance from expectations is primarily due to many unexpected temporary plant closures among European vehicle manufacturers, the strike in South Korea and weaker demand in China for Japanese vehicles stemming from the political tension between China and Japan.

Autoliv’s organic sales (non-U.S. GAAP measure, see reconciliation table above) growth was mainly driven by the North American LVP growth, continued strong performance in China and rapidly growing sales for active safety systems, especially radar systems for Mercedes and GM.

Sales by Product

Sales of airbag products (including steering wheels and passive safety electronics) decreased by 4% to $1,269 million. Excluding negative currency effects of 5%, organic sales (non-U.S. GAAP measure, see reconciliation table above) of airbag products grew by 1% compared to the 2% increase in global LVP. Sales of knee airbags almost doubled due to their further integration into more vehicle models, which partially offset the effects from the strike in South Korea and the decline in European LVP.

Sales of seatbelt products declined by 6% to $621 million, due to negative currency effects of 7% and a 1% divestiture effect from the sale of Klippan Ltd last year. Organic sales (non-U.S. GAAP measure, see reconciliation table above) growth of 2% was in line with the increase in global LVP despite the sharp decline in West European LVP. However, sales continued to be strong in North America, China and the Rest of Asia, partially as a result of the global trend towards more advanced and higher value-added seatbelt systems.

Sales of active safety products (automotive radars, night vision systems and cameras with driver assist systems) increased by 43% to $57 million and organically (non-U.S. GAAP measure, see reconciliation table above) by 47% compared to the third quarter in 2011. This increase was mainly due to new radar business for Mercedes’ B-, E- and M-classes and Cadillac’s ATS, XTS and SRX models, as well as due to new camera business for BMW’s 1- and 3-series.

Sales by Region

Sales from Autoliv’s European companies decreased by 19% to $587 million. Excluding negative currency and divestiture effects of 11% and 1%, respectively, organic sales (non-U.S. GAAP measure, see reconciliation table above) declined by 7% which was primarily due to the 8 % LVP decline in Western Europe, the dominant automotive safety market in Europe. In addition to the depressed demand in Europe, Autoliv’s sales were negatively affected by the model change-over for Volkswagen’s Golf. These negative effects were partially offset by the new Renault Clio and the new Peugeot 208, as well as by continued strong demand from Mercedes and BMW. Sales of active safety systems also continued to grow rapidly.

Sales from Autoliv’s companies in the Americas increased by 11% to $692 million. Excluding negative currency effects of 2%, organic sales (non-U.S. GAAP measure, see reconciliation table above) grew by 13%, 2 pp higher than the increase in the region’s LVP despite the fact that Autoliv provides less safety content for the Japanese vehicles that accounted for most of the increase in North American LVP. This negative mix effect was offset by sales for such vehicle models as the new Dodge Dart and the Ford Fusion, as well as by strong demand from Mercedes (for the M-Class),Volkswagen (for the Beetle and the Passat) and Audi the A6.

Sales from Autoliv’s companies in China increased by 13% to $283 million, including favorable currency effects of 1%. Organic sales (non-U.S. GAAP measure, see reconciliation table above) growth of 12% was 5 pp better than the Chinese LVP growth. Autoliv’s strong performance in China is due to the Company’s long-term investments and many new vehicle models that were launched in the third quarter. Sales were mainly driven by Great Wall’s Haval H6, Audi’s A6 and Ford’s Focus.

Sales from Autoliv’s companies in Japan declined by 5% to $200 million, including negative currency effects of 1%. The organic sales (non-U.S. GAAP measure, see reconciliation table above) decline of 4% was 8 pp lower than the increase in Japanese LVP due to the “tsunami rebound effect”. Excluding this temporary effect, sales were driven by strong demand from Toyota (the Aqua/Prius c and the Alphard) and the new Honda N-Box .

Sales from Autoliv’s companies in the Rest of Asia (RoA) decreased to $185 million or by 12%, half of which was due to negative currency effects. The 6% decline in organic sales (non-U.S. GAAP measure, see reconciliation table above) was mainly due to the strike by workers at Hyundai/Kia and GM sites in South Korea. The negative effects were partially offset by strong demand in Thailand, especially for Isuzu’s D-Max, the new Mitsubishi Mirage and the Chevrolet Colorado, all of which are vehicle models with high safety content.

Earnings

For the third quarter 2012, gross profit declined by $24 million to $388 million compared to the third quarter in 2011. The decline reflects the combined effect of several factors, such as an $18 million negative currency translation impact, a plant fire, uneven capacity utilization due to weak demand in certain markets along with overtime expenses from strong demand in other markets. Depreciation and start-up costs have also increased from last year. Some of this additional manufacturing capacity is not fully utilized yet, primarily in China and Eastern Europe, which affected gross margin. This margin declined to 19.9% from 20.4% in the third quarter 2011. The plant fire had a 0.2 pp negative margin effect.

Operating income declined by $18 million to $187 million. The $24 million decline in gross profit was partially offset by a $7 million improvement in Research, Development and Engineering (R,D&E) expense, net and a $3 million improvement in Selling, General and Administrative (S,G&A) expense. R,D&E expense, net declined despite a $10 million increase in the gross R,D&E expense due to a temporary positive effect in engineering income. In relation to sales R,D&E expense, net declined by 0.1 pp to 5.0%. Operating margin declined to 9.6% from 10.2%, primarily due to the 0.5 pp decline in gross margin. The capacity alignment costs, which amounted to $9 million, and legal costs related to the antitrust investigations, which amounted to less than $1 million, had a combined negative margin effect of 0.5 pp.

Income before taxes declined in line with the $18 million decline in operating income and amounted to $175 million. Lower interest expense, net of $5 million was offset by an unrealized negative foreign currency effect on financial assets of the same magnitude.

Net income attributable to controlling interest amounted to $117 million compared to $138 million in the third quarter of 2011. The effective tax rate was 32.6% compared to 27.8% in the same quarter of 2011. Discrete tax items increased the effective tax rate by 4.1 pp, principally due to new tax laws in France. In the third quarter of 2011, discrete tax items net had a favorable impact of 1.1 pp.

Earnings per share (EPS) assuming dilution declined by $0.25 to $1.23. Earnings per share was reduced mainly by 9 cents due to the higher effective tax rate, 6 cents due to negative currency translation effects, 3 cent due to more shares outstanding and 2 cents due to capacity alignment and antitrust investigation costs. The weighted average number of shares outstanding, assuming dilution, increased to 95.7 million from 93.5 million during the same quarter in 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2011

Market overview

During the nine-month period January - September 2012, global LVP is estimated to have increased by almost 8%.

In Europe, LVP decreased by 4%. In Western Europe the decrease was 7%, while LVP in Eastern Europe increased by 1% from the corresponding period 2011.

In the Americas, LVP rose by 13% primarily due to a 36% increase in the North American LVP of Asian and European vehicle manufacturers. Chrysler, Ford and GM increased their North American LVP by 9%.

In Japan, LVP rebounded from the effects of the tsunami last year and rose by 35%.

In China LVP grew by 8% and in the Rest of Asia (RoA) by almost 7%.

Consolidated Sales

The Company has substantial operations outside the United States and at the present time nearly 80% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S. dollar exchange rates when translated. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2012

(Dollars in millions)

	Europe		Americas		Japan		China		RoA		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	(6.5)	$(155.3)	14.1	$272.6	19.0	$102.9	10.8	$76.2	0.7	$4.6	4.8	$301.0
Effect of exchange rates	(8.5)	(203.8)	(2.5)	(49.1)	1.3	7.0	2.5	17.9	(5.0)	(31.3)	(4.2)	(259.3)
Impact of acquisitions/divestments	(0.5)	(11.6)	—	—	—	—	—	—	(0.5)	(3.0)	(0.2)	(14.6)

Reported net sales change	(15.5)	$(370.7)	11.6	$223.5	20.3	$109.9	13.3	$94.1	(4.8)	$(29.7)	0.4	$27.1

For the year’s first nine months, consolidated sales amounted to $6,215 million. This was about the same level as for the corresponding period in 2011 despite negative currency effects of slightly more than 4% and the effect of a small divestiture. The organic sales (non-U.S. GAAP measure, See reconciliation table above) increase of 5% was 3 pp less than the increase in global LVP. This temporary underperformance was due to the “tsunami rebound effect”.

Sales by Product

Sales of airbag products were unchanged $4,062 million. Excluding negative currency effects, organic sales (non-U.S. GAAP measure, see reconciliation table above) grew by 4% which was half as much as the increase in global LVP due to the “tsunami rebound effect”.

Sales of seatbelt products declined by nearly 1% to $1,999 million. Currency effects reduced sales by more than 5%. Organic sales (non-U.S. GAAP measure, see reconciliation table above) growth of more than 5% was 3 pp less than the increase in global LVP due to the “tsunami rebound effect”.

Sales of active safety products rose by 33% to $154 million and grew organically (non-U.S. GAAP measure, see reconciliation table above) by 36%.

Sales by Region

Sales from Autoliv’s European companies decreased by 16% to $2,015 million, including negative currency effects of nearly 9% and the effect of a small divestiture in the second quarter. The organic sales (non-U.S. GAAP measure, see reconciliation table above) decline of almost 7% was nearly 3 pp higher than the decrease in European LVP due to the 7% LVP decline in the important West European market.

Sales from Autoliv’s companies in the Americas rose by close to 12% to $2,155 million, despite negative currency effects of slightly more than 2%. The organic sales (non-U.S. GAAP measure, see reconciliation table above) increase of 14% was 1 pp higher than the increase in LVP. Autoliv’s sales were driven by strong performance with GM and Ford along with sales of active safety systems for Mercedes.

Sales from Autoliv’s companies in China rose by slightly more than 13% to $799 million, including positive currency effects of almost 3%. The organic sales (non-U.S. GAAP measure, see reconciliation table above) growth of nearly 11% was 3 pp higher than the increase in Chinese LVP and was mainly due to recently launched models by Great Wall (the Haval H6) and Ford (the Focus).

Sales from Autoliv’s companies in Japan increased by 20% to $651 million including positive currency effects of 1%. The organic sales (non-U.S. GAAP measure, see reconciliation table above) increase of 19% was 16 pp lower than the increase in Japanese LVP and reflects the temporary “tsunami rebound effect”.

Sales from Autoliv’s companies in the RoA declined by 5% to $595 million due to negative currency effects of 5% and a small divestiture last year. The organic sales (non-U.S. GAAP measure, see reconciliation table above) increase of nearly 1% was 6 pp less than the growth in LVP. This was due to the “tsunami rebound effect” and to the expiration of a few contracts in South Korea.

Earnings

Gross profit declined by $48 million to $1,251 million, primarily due to negative currency translation effects of $46 million. Gross margin declined to 20.1% from 21.0% mainly due to higher raw material prices and new manufacturing capacity that is not yet fully utilized.

Operating income declined by $134 million to $531 million and operating margin by 2.2 pp to 8.5%, primarily due to $67 million higher costs for capacity alignments and the antitrust investigations, 0.9 pp decline in gross margin and $14 million higher R,D&E expense, net that reduced the margin by 0.2 pp.

Income before taxes decreased by $119 million to $499 million. This was $15 million less than the decline in operating income, primarily due to $14 million lower interest expense, net.

Net income attributable to controlling interest amounted to $344 million compared to $465 million for the same period in 2011. Income tax expense was $153 million, including discrete tax items, net of $9 million that boosted the rate by 1.7 pp. The effective tax rate was 30.7% compared to 24.3% for the nine-month period last year, when discrete tax items reduced the rate by 3.1 pp.

Earnings per share amounted to $3.63 assuming dilution compared to $4.95 for the same period in 2011. Earnings per share was reduced mainly by 51 cents due to higher costs for the capacity alignments and the antitrust investigations, by 34 cents due to the higher effective tax rate, by 14 cents due to negative currency translation effects and by 4 cents due to more shares outstanding, but was partially offset by 14 cents from lower interest expense, net. The average number of shares outstanding increased by 1% to 94.9 million.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations for the third quarter 2012 amounted to $131 million compared to $192 million in the same quarter of 2011. The lower cash flow this year is partially due to a payment of approximately $15 million in July for the settlement in the second quarter of the antitrust investigation with the U.S. Department of Justice. In addition, cash flow was temporarily affected by strong cash flow in the second quarter. For the first nine months, operations generated $447 million in cash compared to $465 million during the first nine months of 2011.

Cash flow from operations, less cash used in investing activities, for the third quarter 2012 amounted to $32 million compared to $104 million during the same quarter of 2011. For the first nine months, cash flow from operations, less cash used in investing activities, generated $189 million compared to $207 million during the first nine months of 2011.

Capital expenditures, net of $98 million were $29 million more than depreciation and amortization expense in the third quarter 2012 and $12 million more than capital expenditures during the third quarter of 2011. For the first nine months 2012, capital expenditures, net amounted to $261 million and depreciation and amortization to $204 million compared to $257 million and $198 million, respectively, in the same nine months period last year.

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

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011

Total current assets	$3,302.3	$3,282.6	$3,000.3	$2,943.3
Total current liabilities	(1,972.0)	(2,033.4)	(2,085.9)	(1,983.5)

Working capital	1,330.3	1,249.2	914.4	959.8
Cash and cash equivalents	(908.2)	(917.3)	(739.2)	(630.7)
Short-term debt	158.1	171.3	302.8	221.8
Derivative (asset) and liability, current	4.6	6.0	(4.0)	(15.5)
Dividends payable	47.7	44.8	40.2	40.2

Operating working capital	$632.5	$554.0	$514.2	$575.6

During the third quarter 2012, operating working capital (non-U.S. GAAP measure, see reconciliation table above) increased to 7.7% of sales from 6.7% on June 30, 2012. The Company has a policy that working capital in relation to last 12-month sales should not exceed 10%.

Account receivables increased in relation to sales to 73 days outstanding from 69 days on June 30, 2012 and from 72 days outstanding a year ago, on September 30, 2011. Days inventory outstanding increased during the quarter to 32 days from 30 days but decreased from 33 days outstanding a year ago.

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

Reconciliation of “Net (cash) debt” to GAAP financial measure

(Dollars in millions)

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011

Short-term debt	$158.1	$171.3	$302.8	$221.8
Long-term debt	497.4	472.9	363.5	480.2

Total debt	655.5	644.2	666.3	702.0
Cash and cash equivalents	(908.2)	(917.3)	(739.2)	(630.7)
Debt-related derivatives	(12.1)	(10.1)	(19.1)	(30.8)

Net (cash) debt	$(264.8)	$(283.2)	$(92.0)	$40.5

The Company’s net cash position (non-U.S. GAAP measure, see reconciliation table above) declined by $18 million during the third quarter to $265 million at September 30, 2012. The quarterly dividend payment reduced net cash by $45 million. Gross interest-bearing debt increased by $11 million to $656 million. The Company’s net cash position increased to $265 million on September 30, 2012 from $92 million nine months earlier, mainly due to the receipt of $106 million from the settlement in the second quarter of the purchase contracts underlying the equity units. Gross interest-bearing debt decreased by $11 million to $656 million during the nine months period.

During the third quarter, total equity increased by $121 million to $3,702 million due to $118 million from net income, $46 million from favorable currency effects and $4 million from common stock incentives. These increases were partially offset by a $48 million accrual for the declared dividend which will be paid in the fourth quarter. Total parent shareholders’ equity was $3,686 million corresponding to $38.63 per share. For the first nine months 2012, total equity increased by $353 million mainly due to $346 million from net income, $106 million from the settlement of the purchase contracts related to the equity units, $24 million from positive currency effects and $12 million from common stock incentives. These favorable effects were partially offset by dividends of $138 million.

For the first nine months 2012, return on equity amounted to 13% and return on capital employed to 21% compared to 20% and 27%, respectively, for the corresponding period 2011.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Total headcount (permanent employees and temporary personnel) increased by 600 during the quarter to 50,400 and by 2,500 during the first nine months of the year. The increase during the quarter was concentrated in low-cost countries (LCC), while headcount in high-cost countries (HCC) was reduced by 400, despite the strong sales growth in North America.

Currently, 71% of total headcount are direct workers in manufacturing, 68% are in LCC and 20% are temporary personnel. A year ago, these ratios were 71%, 65% and 20%, respectively.

Outlook

Based on Autoliv’s call-offs from customers, we expect the Company’s organic sales to grow in the range of 0-2% in the fourth quarter. This lower growth than indicated in July, based on IHS’ data at the time, is primarily due to the accelerated European LVP deterioration and slower than expected growth in China (partially due to the political tension between Japan and China affecting the Japanese vehicle manufacturers in China). Currency effects and a small divestiture are expected to reduce sales by an aggregate of 1%, provided that the mid-October exchange rates prevail. As a result, consolidated sales are expected to be virtually flat compared to the fourth quarter of 2011.

An operating margin of around 9% is expected for the quarter, excluding costs for capacity alignments and the antitrust investigations and related class action suits. This lower margin than indicated in July is mainly due to the lower sales growth expectation mentioned above.

Due to the uncertain market conditions in Europe, it is still unclear how long the holiday shutdowns will be this year among the vehicle manufacturers. Consequently, our sales and margin guidance is more uncertain than usual.

In response to this uncertain situation and the accelerating drop in European LVP, we expect our capacity alignment costs for the full year 2012 to reach the higher end of the $60-80 million range we communicated in July. This cost has increased from “more than $50 million” originally estimated at the beginning of the year.

These expectations would yield an organic sales growth of approximately 4% for the full year 2012 with a flat consolidated sales due to negative currency effects and a small divestiture. It would also yield an operating margin of more than 9.5% for the year excluding costs for capacity alignments and the antitrust investigations and related class action suits.

In response to continued strong order intake, capital expenditures will be approximately 4.5% of sales in 2012. Operations are expected to continue to generate a strong cash flow in the magnitude of $0.7 billion for the full year 2012.

The projected effective tax rate for the full year 2012, excluding discrete items, is expected to be around 28%.

OTHER RECENT EVENTS

Launches in the 3rd quarter 2012

•	Cadillac’s new ATS: Passenger airbag, side airbags, inflatable curtains, safety electronics and radar system.

•	Dacia’s new Logan: Seatbelts.

•	Ford’s new Transit: Driver airbag with steering wheel, side airbags, seatbelts with pretensioners and safety electronics.

•	Honda’s new Accord: Side airbags.

•	KIA’s new Forte: Seatbelts with pretensioners.

•	Nissan’s new Sentra: Seatbelts with pretensioners and safety electronics.

•	Renault’s new Clio: Driver airbag with steering wheel, passenger airbag, side airbags, seatbelts with pretensioners.

•	Renault’s new Zoe: Driver airbag with steering wheel, passenger airbag, side airbags, seatbelts with pretensioners.

•	VW’s new Golf: Driver airbag with steering wheel and seatbelts with pretensioners.

Other Events

•

This report has been affected by the divestiture in June of the non-core business of Autoliv Mekan AB. The nine-month comparisons have also been affected by the divestiture of Klippan Ltd in the second quarter last year.

•

In October, Autoliv announced its single largest capital expenditure of $33 million. The expenditure relates to a new plant in China that will manufacture propellants for airbags to help satisfy the strong long-term demand for automotive safety products in Asia. The new plant, Autoliv’s twelfth manufacturing facility in China, will increase the Company’s global propellant capacity by approximately 25%, thereby enabling Autoliv to increase its annual airbag production capacity by 25-30 million when the propellant capacity is fully utilized.

•

Autoliv also decided to expand its tech center in Shanghai. The floor space of the tech center building will increase by 20%, which will allow Autoliv to expand its engineering resources in China by 25% from currently slightly more than 400 employees in product development, application engineering and crash testing.

Dividend

As previously announced, the Company has decided to raise its quarterly dividends to shareholders to 50 cents per share, a 6% increase from the third quarter dividend.

The fourth quarter dividend will be payable on Thursday, December 6, 2012 to Autoliv shareholders of record on the close of business on Wednesday, November 21.

The ex-date when the shares will trade without the right to the dividend will be Monday, November 19, 2012.

Next Report

Autoliv intends to publish the quarterly report for the fourth quarter 2012 on Thursday, January 31, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2012, the Company’s future contractual obligations have not changed materially from the amounts reported in the 2011 Annual Report on Form 10-K filed with the SEC on February 23, 2012, as amended by our Form 10-K/A filed with the SEC on March 7, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2012, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on February 23, 2012, as amended by our Form 10-K/A filed with the SEC on March 7, 2012.

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

For further discussion of legal proceedings, see Note 11 Contingent Liabilities – Legal Proceedings included in this quarterly report on Form 10-Q.

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

These types of claims and actions require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash-flows or financial results.

We may be subject to investigations by other competition authorities that could negatively impact our business

Any additional governmental investigations could, as the EC and DOJ investigations already have, require significant management time and attention. Any additional governmental investigations could also result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial results.

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

In addition, changes in tax laws, regulations or accounting principles or in their application with respect to matters such as tax rates, transfer pricing, dividends, restrictions on certain forms of tax relief or limitations on favorable tax treatment could affect our effective tax rate in the United States or abroad and, as a result, have a negative effect on our operating results and financial condition. For example, our ability to take advantage of expected favorable tax treatment (including those associated with R&D credits and loss carry forwards) may be significantly impaired as a result of changes to the conditions associated with such favorable treatments. Such changes may be the result of general attempts to remedy fiscal deficits or implement shifts in social policies, such as discouraging headcount reductions or similar actions.

The Public Company Accounting Oversight Board, or PCAOB, is currently unable to inspect the audit work of auditors working in Sweden, including our auditor

Because we are a public company in the U.S. our auditor is required to undergo regular PCAOB inspections to assess compliance with U.S. law and professional standards in connection with its audit of our financial statements filed with the SEC. The PCAOB, however, is currently unable to inspect the audit work and practices of auditors in Sweden, where our head office is located, even if they are, as our auditors, part of a major U.S.-based international accounting firm. As a result, investors who rely on our auditor’s audit reports are deprived of the benefits of PCAOB inspections of our auditor. Management of the Company expects our auditor to adhere to the highest applicable standards and to take measures to ensure that these standards are consistent with the requirements of the PCAOB. However, we cannot exclude the possibility that PCAOB inspections could strengthen the adherence to such standards and/or detect failures to do so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

Autoliv has made no share repurchases in the last several years. Since the repurchase program was adopted in 2000, Autoliv has repurchased 34.3 million shares of its common stock at an average cost of US $42.93 per share. Under the existing authorizations, approximately another 3.2 million shares may be repurchased. Although we suspended our share repurchases in the fall of 2008 to preserve cash in order to maintain a strong cash position and to possibly take advantage of potential market opportunities, we may from time to time repurchase our shares in the open market under the existing share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2012

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin

Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)