Form 10-K
period 2012-12-31
AUTOLIV INC
filed 2013-02-22
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. as of the last business day of the second fiscal quarter of 2012 amounted to $5,215 million.

Number of shares of Common Stock outstanding as of February 15, 2013: 95,514,620

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2012 (the “Annual Report”) are incorporated by reference into Parts I and II.

2. Portions of the definitive Proxy Statement for the annual stockholders’ meeting to be held May 7, 2013, to be dated on or around March 25, 2013 (the “2013 Proxy Statement”), are incorporated by reference into Part III.

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

AAB and ASP are leading developers, manufacturers and suppliers to the automotive industry of automotive safety systems with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, whiplash protection systems and child seats, including components for such systems, as well as vision and night vision systems, radar and other active safety systems.

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

This Form 10-K contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv, Inc. or its management believes or anticipates may occur in the future. For example, forward-looking statements include, without limitation, statements relating to industry trends, business opportunities, sales contracts, sales backlog, and on-going commercial arrangements and discussions, as well as any statements about future operating performance or financial results.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

All forward-looking statements, including without limitation, management’s examination of historical operating trends and data, are based upon our current expectations, various assumptions and data available from third parties. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives discussed herein and the market reaction thereto; changes in general industry market conditions or regional growth or declines; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; fluctuation in vehicle production schedules for which the Company is a supplier; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in program awards and performance; the financial results of companies in which Autoliv has made technology investments or joint-venture arrangements; pricing negotiations with customers; our ability to be awarded new business; product liability, warranty and recall claims and other litigation and customer reactions thereto; higher expenses for our pension and other postretirement benefits including higher funding requirements of our pension plans; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; possible adverse results of pending or future litigation or infringement claims; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities dependence on key personnel; legislative or regulatory changes limiting our business; political conditions; dependence on customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for the year ended December 31, 2012. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

Business

Autoliv is the world’s leading supplier of automotive safety systems, with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, whiplash protection systems and child seats, as well as vision and night vision systems, radar and other active safety systems. Autoliv has approximately 80 production facilities in 27 countries and our customers include the world’s largest car manufacturers. Autoliv’s sales in 2012 were $8.3 billion, approximately 65% of which consisted of airbags and associated products, and approximately 32% of which consisted of seatbelts and associated products, and approximately 3% of which consisted of active safety and associated products. Our geographical regions are Europe, the Americas, China, Japan and the Rest of Asia (ROA).

Autoliv’s head office is located in Stockholm, Sweden, where we currently employ 51 people. Autoliv had approximately 41,700 employees worldwide at December 31, 2012, and a total headcount, including temporary personnel, of approximately 51,000.

The information required by Item 1 regarding developments in the Company’s business during 2012 is contained in the Annual Report on pages 26-29 and 39-42 and is incorporated herein by reference. The Annual Report is available on Autoliv’s website, www.autoliv.com and is filed as Exhibit 13 to this Form 10-K.

Financial Information on Segments

Autoliv considers its products to be components of integrated automotive safety systems, which fall within a single industry segment. Autoliv has two main operating segments; Passive safety products (airbags, seatbelts, steering wheels, restraint electronics), and Active safety products (vision, night vision, radar). For financial reporting purposes these two operating segments have been combined into a single reportable segment in accordance with the provisions of Accounting Standards Codification (ASC) 280 Segment Reporting. The financial data relating to Autoliv’s business in this segment over the last three fiscal years is contained in the Consolidated Financial Statements on pages 56 through 59 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements on page 80 of the Annual Report and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the sections headed “Active Safety Systems”, “Passive Safety Systems” and “Innovations for the Future” on pages 10-17, “Our Market and Competitors” on pages 26 and 27, and in the Management discussion and analysis sections “Dependence on Customers”, “New Competition” and “Patents and Proprietary Technology” on pages 52 and 53 of the Annual Report and is incorporated herein by reference.

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 80 wholly or partially owned or leased production facilities located in 27 countries, consisting of both component factories and assembly factories. See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, initiators, gas generants, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly, steering wheels and our active safety, vision and night vision systems and our other safety electronic systems. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “Just-in-time” delivery to customers. These factories also assemble our active safety, vision and night vision systems. The products manufactured by Autoliv’s consolidated subsidiaries in 2012 consisted of approximately 139 million complete seatbelt systems (of which approximately 56 million were fitted with pretensioners), approximately 72 million side-impact airbags (including curtain airbags), approximately 35 million frontal airbag modules, approximately 13 million steering wheels, approximately 14 million electronic units (airbag control), approximately 1.6 million active safety systems.

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

See also Risk Factors – We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production.

Quality Management

Autoliv believes that superior quality is a prerequisite for it to be considered a leading global supplier of automotive safety systems and is key to our financial performance, since quality excellence is critical for winning new orders, preventing recalls and maintaining low scrap rates. Autoliv has for many years emphasized a “zero-defect” proactive quality policy and continues to strive to improve its working methods. This means both that Autoliv’s products must always meet performance expectations, and that Autoliv’s products must be delivered to its customers at the right times and in the right amounts. Furthermore, our continued quality improvements further enhance our image among customers, employees and authorities.

Although quality has always been paramount in the automotive industry, especially for safety products, vehicle manufacturers have become even more quality focused with even less tolerance for any deviations. This intensified quality focus is partially due to an increase in the number of vehicle recalls due to a variety of reasons (not just safety) coupled with a few vehicle recalls. This trend is likely to continue as vehicle manufacturers introduce even stricter quality requirements. We have not been immune to the recalls that have been impacting the entire automobile industry.

In response to this trend and to improve our own quality, we launched in the summer of 2010 the next step in our strategy of shaping a proactive quality culture of zero defects. It is called “Q5” because it addresses quality in five dimensions: products, customers, growth, behavior and suppliers. The goal of Q5 is to firmly tie together quality with value within all our processes, and for all our employees, thereby leading to the best value for our customers. In 2011 and 2012, we expanded this quality initiative with additional training to more employees.

In our pursuit of excellence we have developed a chain of four “defense lines” against quality issues. These defense lines consist of 1) robust product designs, 2) flawless components from suppliers and our own in-house component companies, 3) manufacturing of flawless products and 4) implementing systems for verifying that our products conform with specifications and an advanced traceability system in the event of a recall.

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

Additional information on quality management is included in the section “Quality Excellence” on pages 32 and 33 of the Annual Report and is incorporated herein by reference.

Environmental and Safety Regulations

For information on how environmental and safety regulations impact our business, see “Risk Factors – Our business may be adversely affected by environmental and safety regulations or concerns” in Item 1A and “Environmental” and “Regulations” under section “Risks and Risk Management” on page 52 of the Annual Report which is incorporated herein by reference.

Raw materials

For information on the sources and availability of raw materials, see “Risk Factors – Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins” in Item 1A.

Intellectual Property

For information on our use of intellectual property and its importance to us, see “Risk Factors – If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired” in Item 1A.

Seasonality and Backlog

Autoliv’s business is not subject to significant seasonal fluctuations. Autoliv has frame contracts with car manufacturers and such contracts are typically entered into up to three years before the start of production of the relevant car model or platform and provide for a term covering the life of said car model or platform. However, typically these contracts do not provide minimum quantities, firm prices or exclusivity but instead permit the manufacturer to resource the relevant products at given intervals (or at any time) from other suppliers.

Dependence on Customers

For information on our dependence on customers, see “Risk Factors – Our business could be materially and adversely affected if we lost any of our largest customers” in Item 1A and “Dependence on Customers” under section “Risks and Risk Management” on page 52 of the Annual Report which is incorporated herein by reference.

Research, Development and Engineering

Expenses incurred for research, development and engineering activities, net were $455 million, $441 million and $361 million for the years ended December 31, 2012, 2011 and 2010, respectively. Additional information on research, development and engineering is included in the section titled “Innovations for the Future” on page 16, and “Patents and Proprietary Technology” on page 53 of the Annual Report and is incorporated herein by reference.

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

For information concerning the material effects on our business relating to our compliance with government safety regulations, see “Risk Factors – Our business may be adversely affected by environmental, occupational health and safety or other governmental regulations” in Item 1A and “Regulations” under section “Risks and Risk Management” on page 52 of the Annual Report which is incorporated herein by reference.

Autoliv Personnel

At December 31, 2012, Autoliv and its subsidiaries had approximately 41,700 employees and approximately 9,200 temporary personnel. Autoliv considers its relationship with its personnel to be good and has not experienced any major strike or other significant labor dispute in recent years.

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

For information concerning Autoliv’s personnel and restructuring initiatives, see “Price Erosion Trends”, “Capacity Alignments” and “Personnel” in the Management Discussion and Analysis on pages 40, 40 and 47, respectively of the Annual Report, which is incorporated herein by reference.

Financial Information on Geographic Areas

Financial information concerning Autoliv’s geographic areas is included in the section titled “Superior Global Presence”, “Our Market and Competitors” on pages 24-27, “Focus on Cost Control” on page 30 and in Note 19 of the Notes to Consolidated Financial Statements on page 80 of the Annual Report, which is incorporated herein by reference. See also Item 1A “Risk Factors – Our business is exposed to risks inherent in global operations”.

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

For information on how these joint ventures are accounted for, including name and Autoliv’s percentage of ownership, see Note 7 of the Notes to Consolidated Financial Statements on page 68 of the Annual Report, which is incorporated herein by reference.

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

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business

Our business is directly related to automotive vehicle production by our customers. Automotive production is highly cyclical and depends on general economic conditions as well as other factors, including consumer spending and preferences and changes in interest rate levels and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives, and political volatility, especially in energy producing countries and growth markets. In addition, automotive sales and production can be affected by our customers’ ability to continue operating in response to challenging economic conditions and in response to changing labor relations issues, regulatory requirements, trade agreements and other factors. Any significant (adverse) change in any of these factors, including, but not limited to, general economic conditions and the resulting bankruptcy of a customer or the closure of a customer manufacturing facility, may result in a reduction in automotive sales and production by our customers, and thus have a material adverse effect on our business, results of operations and financial condition.

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

Change in consumer trends and political decisions affecting vehicle sales could adversely affect our results in the future

During 2007-2009, global production of large-sized cars dropped by 43% from the 2007 level compared to an overall decrease of global LVP of 16%. In 2012, global production of large-sized cars was 8% less than in 2007 despite the fact the overall global LVP increased by 16%. This drop was particularly pronounced in Western Europe and North America where many of the cars in the large-size segment have safety content values of more than $500 per vehicle. This “mix shift” had a negative impact on Autoliv’s market as the value of safety systems in large-sized cars is often more than twice as high as in a low-end vehicle for the markets in North America and Western Europe. In vehicles for the growth markets, the difference is even more significant. For example, the strong LVP growth in China and India has currently created a dilutive effect, since the average safety value per vehicle in these markets of approximately $200 and $60, respectively, are below the global average of around $300. Car consumer trends such as this could accelerate in the future, especially as a result of political initiatives aimed at (or having the effect of) directing demand more towards smaller cars. As safety content per vehicle is also an indicator of our sales development, should the current trends continue, the average value of safety systems per vehicle could decline and negatively affect our sales and margins.

We operate in highly competitive markets

The markets in which we operate are highly competitive. The market for occupant restraint systems has undergone a significant consolidation during the past fifteen years. We compete with a number of other manufacturers that produce and sell similar products. Among other factors, our products compete on the basis of price, product quality, manufacturing and distribution capability, product design, product delivery and product service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than us. Some of our competitors may also have a “preferred status” as a result of special relationships with certain customers. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can, or adapt more quickly than we do to new technologies or evolving regulatory, industry or customer requirements. We may also encounter increased competition in the future from existing or new competitors. As a result, our products may not be able to compete successfully with their products. Should this happen, we will suffer material adverse effects on our business, results of operations and financial condition.

The discontinuation or loss of business with respect to or a lack of commercial success of a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability

Although we have frame contracts with many of our customers, these frame contracts generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant, rather than for the purchase of a specific quantity of products. Furthermore, these frame contracts are often subject to renewal/re-quotation at the customer’s option at periodic intervals, sometimes as frequent as on a year-to-year basis. Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or a particular vehicle brand for which we are a significant supplier could reduce our sales and harm our profitability. While we believe this risk is mitigated by the fact that our sales are split over several hundred contracts covering approximately 1,300 vehicle platforms or vehicle models, a significant disruption in the industry, a significant decline in overall demand or a dramatic change in vehicle preferences could have a material adverse effect on our sales, as it did in 2009.

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

Our profitability is also influenced by our success in designing and marketing technological improvements in automotive safety systems which help us offset price reductions by the Original Equipment Manufacturers (OEMs). If we are unable to offset continued price reductions through improved operating efficiencies and reduced expenditures, these price reductions may have a material adverse effect on our business, results of operations and financial condition.

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production

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

The potential loss of one of our suppliers or our own production sites could be caused by a myriad of potential problems, such as closures of one of our own or one of our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions, political upheaval, as well as logistical complications due to weather, volcanic eruptions, earthquakes, flooding or other natural disasters, mechanical failures, delayed customs processing and more. Additionally, as we expand in growth markets, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers to suspend their orders or instruct us to suspend delivery of our products, which may adversely affect our financial performance.

When we cease timely deliveries, we have to absorb our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight.

Additionally, if we are the cause for a customer being forced to halt production the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be very significant and may include consequential losses such as lost profits. Thus, any supply-chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown could expose us to material claims of compensation. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all.

For example, in early 2010 volcanic activity in Iceland caused widespread and unprecedented delays in air travel. Additionally, severe flooding during the 2011 monsoon season in Thailand disrupted our supply and distribution chain in the region. The events triggered by the March 11, 2011 earthquake and tsunami in Japan caused extensive and severe damage, impacting not only manufacturing facilities of automotive suppliers (including sub-suppliers) and manufacturers but also of transportation, energy and distribution infrastructure. Such disruptions, whether caused by a volcano, earthquake, flooding or some other natural disaster, could cause significant delays and complications to our ability to ship our products to customers, as well as receive shipments from our suppliers. Also, similar difficulties for other suppliers may force our customers to halt production, which may in turn impact our sales shipments to such customers. It is impossible for us to predict if and when disruptions of air, ground and sea transport will occur again and, if so, what impact such disruptions will have. Any such disruptions could severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time and/or to absorb very significant costs to avoid disruption of our customers’ operations.

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Strong worldwide demand for certain raw materials has had a significant impact on raw material prices and short-term availability in recent years. Our business has not generally experienced significant or long-term difficulty in obtaining raw materials, but increases in the price of the raw materials and components in our products could materially increase our operating costs and materially and adversely affect our profit margin, as direct materials costs amounted to approximately 54% of our net sales in 2012, of which approximately half is the raw material cost portion.

Commercial negotiations with our customers and suppliers may not always offset all of the adverse impact of higher raw material, energy and commodity costs. In addition, no assurances can be given that the magnitude and duration of such cost increases or any future cost increases could not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated.

Additionally, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has promulgated new rules regarding disclosure of the presence in a company’s products of certain metals mined from the Democratic Republic of Congo (DRC) and adjoining countries, known as “conflict minerals,” as well as disclosure regarding a manufacturer’s procedures to identify the sourcing of those minerals from this region. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Adverse developments affecting one or more of our major suppliers could harm our profitability

Any significant disruption in our supplier relationships, particularly relationships with single-source suppliers, could harm our profitability. Furthermore, some of our suppliers may not be able to handle the commodity cost volatility and/or sharply changing volumes while still performing as we expect. Over time, more of our suppliers are located in growth markets. As such, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we try to make contingency plans for such risks.

Our business could be materially and adversely affected if we lost any of our largest customers

We are dependent on a relatively few number of automobile manufacturers with strong purchasing power, as a result of high market concentration that has developed due to customer consolidation during the last few decades. Our five largest customers represented 54% of our consolidated sales for 2012. Our largest contract accounted for approximately 4.3% of our total fiscal 2012 sales and expires in 2015. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of all of the business from any of our primary customers (whether by cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations and financial position. Customers may put us on a “new business hold” which would limit our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that are required to be met prior to being eligible to bid for new business. Although such new business holds generally do not have an immediate material impact on our business or results of operations, we are committed to meeting any such conditions as quickly as possible, which may require additional Company resources in the short term. A failure to satisfy such remedial conditions may have a materially adverse impact on our financial results in the long term.

Information concerning our major customers is included in the Annual Report in a graph on page 28 and in the section headed “Our Customers” and in Note 19 of the Consolidated Financial Statements on page 80 of the Annual Report.

We are involved from time to time in legal proceedings and our business may suffer as a result of adverse outcomes of current or future legal proceedings

We are, from time to time, involved in legal proceedings and commercial or contractual disputes that may be significant. These claims may include, without limitation, commercial or contractual disputes, including disputes with our suppliers, intellectual property matters, regulatory matters and governmental investigations, personal injury claims, environmental issues, tax and customs matters and employment matters. Such legal proceedings, including regulatory actions and government investigations, may seek recovery of very large indeterminate amounts or to limit our operations, and the possibility that they may arise and their magnitude may remain unknown for substantial periods of time. A substantial legal liability or adverse regulatory outcome and the substantial cost to defend the litigation or regulatory proceedings may have an adverse effect on our business, operating results, financial condition, cash flows and reputation. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position or that reserves or insurance will mitigate such impact.

See Note 16 of the Consolidated Financial Statements on page 74 of the Annual Report.

We are currently undergoing an antitrust investigation by the European Commission and it is probable that the Company’s operating results and cash flows will be materially adversely impacted

The European Commission (“EC”) is engaged in a long-running investigation into possible anti-competitive behavior among certain suppliers to the automotive vehicle industry, including Autoliv. From June 7 to June 9, 2011, representatives of the EC visited two facilities of Autoliv BV & Co KG, a Company subsidiary in Germany, to gather information for such inquiry. The EC’s investigation is still ongoing. It is the Company’s policy to cooperate with governmental investigations. Although the duration or ultimate outcome of the EC investigation cannot be predicted or estimated, it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable. The Company remains unable to estimate the impact the EC investigation will have or predict the reporting periods in which such impact may be recorded. The Company’s recent settlement with the Antitrust Division of the US Department of Justice (“DOJ”) does not impact the EC’s ongoing investigation, as the EC investigation is a separate matter that involves the application of different legal standards.

We are subject to investigations by two other competition authorities and may be subject to investigations by additional competition authorities that could negatively impact our business

Competition authorities in Canada and South Korea have recently initiated investigations of certain suppliers to the automotive vehicle industry, including Autoliv. Competition authorities in additional countries, including Japan, may do the same. These types of investigations require significant management time and attention, as the EC and DOJ investigations already have. These investigations could also result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial results.

We are subject to civil antitrust litigation in the U.S. following the DOJ settlement and may be subject to additional civil antitrust litigation in the U.S. or elsewhere that could negatively impact our business

Following the Company’s guilty plea as part of the DOJ settlement, the Company and its competitors were sued in multiple purported class action lawsuits in the U.S. and Canada alleging violations of antitrust and related laws and seeking to recover treble damages for the alleged classes of direct purchasers, auto dealers and vehicle purchasers/lessees. The Company may be subject to additional civil antitrust lawsuits in the future in the U.S., Canada or in other countries that permit such civil claims. These types of lawsuits require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash-flows or financial results.

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

In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall involving such products. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers, and the performance and remedial requirements vary between jurisdictions. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product-liability claims. In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis; any one or more quality, warranty or other recall issue(s) (including issues affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures which may have a severe impact on our operations, such as a global temporary or prolonged suspension of new orders. In addition, as our products more frequently use global designs and are based on or utilize the same or similar parts, components or solutions, there is a risk that the number of vehicles affected globally by a failure or defect will increase significantly and hence also our costs. A warranty, recall or product-liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based upon our best estimates of amounts necessary to settle future and existing claims. Although we regularly evaluate the appropriateness of these reserves and adjust them when appropriate, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

Work stoppages or other labor issues at our customers’ facilities or at our facilities could adversely affect our operations

The severe conditions in the automotive industry and actions taken by our customers and other suppliers to address negative industry trends may have the side effect of causing labor relations problems at those companies. If any of our customers experience a material work stoppage, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at another supplier could interrupt production at one of our customers’ plants which would have the same effect. This could cause us to shut down production facilities supplying these products, which could have a material adverse effect on our business, results of operations and financial condition. While labor contract negotiations at our locations historically have rarely resulted in work stoppages, we cannot assure that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage at one or more of our plants or our customers’ facilities could have a material adverse effect on our business.

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

Similarly, we are committed to safeguarding our employees as well as our production facilities by employing several policies, standards and procedures related to site risk management. In view of major external events during recent years, there is no certainty that our efforts to protect against potential natural hazards and political events throughout the areas and countries where Autoliv is active will be successful in protecting our employees. If we fail to adequately protect against these hazards, it could have a material adverse effect on our business.

Restructuring initiatives are complex and difficult and at any time additional restructuring steps may be necessary, possibly on short notice and at significant cost

Our restructuring initiatives include efforts to adjust our manufacturing capacity, including plant closures, transfer of sourcing to low-cost countries, consolidation of our supplier base and standardization of products. And to reduce our overhead costs, our restructuring initiatives include consolidation of tech centers. The successful implementation of our restructuring activities will require us to involve sourcing, logistics, technology and employment arrangements. The complex nature of our various restructuring initiatives could cause difficulties or delays in the implementation of any such initiative or it may not be immediately effective, resulting in an adverse material impact on our performance. In addition, there is a risk that inflation, high-turnover rates and increased competition may reduce the efficiencies now available in low-cost countries to levels that no longer allow for cost-beneficial restructuring opportunities.

A prolonged recession and/or another downturn in our industry could result in our having insufficient funds to continue our operations without additional financing activities

Our ability to generate cash from our operations is highly dependent on sales and therefore on light vehicle production, the global economy and especially the economies of our important markets. If light vehicle production were to remain on low levels for an extended period of time, this would result in a significantly negative cash flow. Similarly, if cash losses for customer defaults rise sharply, this would also result in a negative cash flow. Such negative cash flow could result in our having insufficient funds to continue our operations unless we can procure external financing, which may not be possible.

A prolonged recession and/or another downturn in our industry could result in external financing not being available to us or available only on materially different terms than what has historically been available

Although our credit rating was upgraded in 2010, our current credit rating could be lowered as a result of us experiencing significant negative cash flows or a dire financial outlook. This may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our existing credit facility expires in 2017. These risks are exacerbated by the current instability in the global credit markets, including the on-going European economic and financial turmoil related to sovereign debt issues in certain countries and to the overall Eurozone. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our Revolving Credit Facility syndicate were to default. If external financing is unavailable to us when necessary, we may have insufficient funds to continue our operations.

Information concerning our credit facilities and other financings are included in the Annual Report on page 48 in the section headed “Treasury Activities” and in Note 12 to the Consolidated Financial Statements on pages 70 and 71 of the Annual Report.

Our level of indebtedness may harm our financial condition and results of operations

As of December 31, 2012, we have outstanding debt of $633 million, including $290 million in privately placed debt issued in 2007. We may incur additional debt for a variety of reasons. Although our revolving credit facilities do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Our customers may be unable to pay our invoices

There is a risk that one or more of our major customers will be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties.

We invoice our major customers through their local subsidiaries in each country even for global contracts. We thus try to avoid having all of our receivables with a single multinational customer group. In each country, we also monitor invoices becoming overdue and take legal action to enforce such obligations where possible and prudent.

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

Governmental restrictions may impact our business adversely

Some of our customers are owned by a governmental entity, receive various forms of governmental aid or support or are subject to governmental influence in other forms. As a result, they may be required to procure components from local suppliers to achieve a specific local content or be subject to other restrictions regarding localized content. The nature and form of any such restrictions or protections, whatever their basis, is very difficult to predict as is their potential impact. However, they are likely to be based on political rather than economical or operational considerations and may severally impact our business.

We periodically review the carrying value of our assets for possible impairment; the value of one or more of our assets may not be realized if one or more of our customers cease production or decrease their production volumes and we could be required to write down amounts of certain assets and record impairment charges

If one or more of our customers’ plants cease production or decrease their production volumes, the assets we carry related to our plants serving such customers may decrease in value because we may no longer be able to utilize or realize them as intended. Where such decreases are significant, whether as to specific customers or geographic areas, such impairments may have a materially adverse impact on our financial results.

We periodically review the carrying value of our goodwill and other intangible assets for possible impairment; if future circumstances indicate that goodwill or other intangible assets are impaired, we could be required to write down amounts of goodwill or other intangible assets and record impairment charges

We monitor the various factors that impact the valuation of our goodwill and other intangible assets, including expected future cash flow levels, global economic conditions, market price for our stock, and trends with our customers. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance and especially the cash-flow performance of these goodwill assets, adverse market conditions and adverse changes in applicable laws or regulations. If there are changes in these circumstances or the other variables associated with the estimates, judgments and assumptions relating to the valuation of goodwill, when assessing the valuation of our goodwill items, we may determine that it is appropriate to write down a portion of our goodwill or intangible assets and record related non-cash impairment charges. In the event that we determine that we are required to write-down a portion of our goodwill items and other intangible assets and thereby record related non-cash impairment charges, our financial position and results of operations would be adversely affected.

We face risks related to our defined benefit pension plans, including the need for additional funding as well as higher costs and liabilities

Our defined benefit pension plans may require additional funding or give rise to higher related costs and liabilities which, in some circumstances, could reach material amounts and negatively affect our results of operations. We are required to make certain year-end assumptions regarding our pension plans. Our pension obligations are dependent on several factors, including factors outside our control such as changes in interest rates, the market performance of the diversified investments underlying the pension plans, actuarial data and adjustments and an increase in the minimum funding requirements or other regulatory changes governing the plans. Adverse equity market conditions and volatility in the credit market may have an unfavorable impact on the value of our pension assets and our future estimated pension liabilities. Internal factors such as an adjustment to the level of benefits provided under the plans may also lead to an increase in our pension liability. If these or other internal and external risks were to occur, alone or in combination, our required contributions to the plans and the costs and net liabilities associated with the plans could increase substantially and have a material effect on our business.

Information concerning our defined benefit plans is included in Note 18 of the Consolidated Financial Statements on pages 76 through 79 of the Annual Report.

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

Increases in IT security threats, the sophistication of computer crime and our reliance on global data centers could expose our systems, networks, solutions and services to risks

As the world’s largest automotive safety system supplier with worldwide facilities, we rely extensively on information technology (IT) systems and the use of our global data centers. These IT systems and data centers are vulnerable to disruptions, including those resulting from natural disasters, cyber-attacks or failures in third-party-provided services. Disruptions and attacks on our IT systems pose a risk to the security of our systems and our ability to protect our networks and the confidentiality, availability and integrity of our and our customers’ data. As a result, such attacks or disruptions could potentially lead to the leakage of confidential information, including our intellectual property, improper use of our systems and networks, manipulation and destruction of data, production downtimes and both internal and external supply shortages, which could have an adverse effect on our results of operations.

RISKS RELATED TO INTERNATIONAL OPERATIONS

Our business is exposed to risks inherent in global operations

Due to our global operations, we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act), which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries and what information we can provide to authorities in governmental organizations.

Although we have procedures and policies in place that should mitigate the risk of violations of these laws, there is no guarantee that they will be sufficiently effective. If and when we acquire new businesses, we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of the rules and laws were effective, and we may not be able to implement effective controls and procedures to prevent violations quickly enough when integrating newly acquired businesses.

We also have manufacturing and distribution facilities in many countries. Some of these countries are growth markets. International operations, especially in growth markets, are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions;

•	inability to collect, or delays in collecting, VAT withholding and other customs and taxes on remittances and other payments by subsidiaries;

•	exposure to local political turmoil;

•	expropriation and nationalization;

•	enforcing legal agreements or collecting receivables through foreign legal systems;

•	lack of liquidity in foreign currency due to governmental restrictions on transfer or repatriation of funds and trade protection matters;

•	currency controls;

•	investment restrictions or requirements; and

•	export and import restrictions.

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

Global integration may result in additional risks

Because of our efforts to integrate our operations globally to manage cost, we face the additional risk that, should any of the other risks discussed herein materialize, the negative effects could be more pronounced. For example, while supply delays of a component have typically only affected a few customer models, such a delay could now affect several models of several customers in several geographic areas. Additionally, as we move our operations to lower-cost countries, we have witnessed an increase in our exposure to risks associated with developing countries, such as the risk of political upheaval. Similarly, should we face a recall or warranty issue due to a defective product, such a recall or warranty issue is now more likely to involve a larger number of units in several geographic areas.

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

For example, the financial crisis during 2008-2009 caused extreme and unprecedented volatility in foreign currency exchange rates. Such fluctuations may occur again and may impact our financial results. We cannot predict when, or if, this volatility will cease or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies and have not engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future relating to foreign currency exchange rates.

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

In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. Acquisitions also involve numerous additional risks to us and our investors, including:

•	risk in retaining acquired management and employees;

•	difficulties in the assimilation of the operations, services and personnel of the acquired company;

•	diversion of our management’s attention from other business concerns;

•	assumption of known and unknown or contingent liabilities;

•	adverse financial impact from the amortization of expenses related to intangible assets;

•	incurrence of indebtedness;

•	potential adverse financial impact from failure of acquisitions to meet internal revenue and earnings expectations;

•	integration of internal controls;

•	entry into markets in which we have little or no direct prior experience; and

•	potentially dilutive issuances of equity securities.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. At present, we hold more than 6,500 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. We utilize, and have often access to, the patents of our joint ventures. Our patents expire on various dates during the period 2013 to 2032. We do not expect the expiration of any single patent to have a material adverse effect on our business, results of operations and financial condition. Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Also, any patents now owned by us may not afford protection against competitors that develop similar technology.

We primarily protect our innovations with patents and vigorously protect and defend our patents, trademarks and know-how against infringement and unauthorized use. If we are not able to protect our intellectual property and our proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate, and our competitors may independently develop similar or competitive technologies. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S. We may not be able to protect our proprietary technology and intellectual property rights, which could result in the loss of our rights or increased costs. If claims alleging patent, copyright or trademark infringement are brought against us and successfully prosecuted against us, they could result in substantial costs. If a successful claim is made against us and we fail to develop non-infringing technology, our business, financial condition and results of operation could be materially adversely affected.

We may not be able to respond quickly enough to changes in technology and technological risks and to develop our intellectual property into commercially viable products

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. We cannot provide assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.

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

Although we have no known pending material environmental related issues, we have made and will continue to make capital and other expenditures to comply with environmental requirements. To reduce our exposure to environmental risk, we implemented an environmental plan in 1996 based on our environmental policy. According to the plan, we sought to certify according to ISO 14001, an international standard for environmental management systems, all of our plants and units. As of December 31, 2012, 89% of our facilities representing 97% of our consolidated sales have been certified according to ISO 14001 (most of our remaining plants are new facilities which have not been certified yet). However, we cannot assure you that we have been or will be at all times in complete compliance with all of these requirements or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts that we, at each time, may have reserved.

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

However, these regulations are subject to change based on a number of factors that are not within our control, including new scientific or medical data, adverse publicity regarding the safety risks of airbags or seatbelts (for instance, to children and small adults), domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products and more. Changes in government regulations in response to these and other considerations could have a severe impact our business.

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

Additional information relating to our environmental management is included in the Annual Report in the section “Contribution to Protecting the Environment” on page 20 and in the “Management’s Discussion and Analysis” section “Environmental” on page 52 of the Annual Report.

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

In addition, changes in tax laws, regulations or accounting principles or in their application with respect to matters such as tax rates, transfer pricing, dividends, restrictions on certain forms of tax relief or limitations on favorable tax treatment could affect our effective tax rate in the United States or in other countries and, as a result, have a negative effect on our operating results and financial condition. For example, our ability to take advantage of expected favorable tax treatment (including those associated with R&D credits and loss carry forwards) may be significantly impaired as a result of changes to the conditions associated with such favorable treatments. Such changes may be the result of general attempts to remedy fiscal deficits or implement shifts in social policies, such as discouraging headcount reductions or similar actions.

The Public Company Accounting Oversight Board, or PCAOB, is currently unable to inspect the audit work of auditors working in Sweden, including our auditor

Because we are a public company in the U.S., our auditor is required to undergo regular PCAOB inspections to assess compliance with U.S. law and professional standards in connection with its audit of our financial statements filed with the SEC. The PCAOB, however, is currently unable to inspect the audit work and practices of auditors in Sweden, where our head office is located, even if they are, as our auditors, part of a major U.S. based international accounting firm. As a result, if the PCAOB and Sweden are unable to reach an agreement allowing access, investors who rely on our auditor’s audit reports are deprived of the benefits of PCAOB inspections of our auditor. Management of the Company expects our auditor to adhere to the highest applicable standards and to take measures to ensure that these standards are consistent with the requirements of the PCAOB. However, we cannot exclude the possibility that PCAOB inspections could strengthen the adherence to such standards and/or detect failures to do so.

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

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Items Produced at Facility	Owned/ Leased
Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, airbag inflators, steering wheels and seatbelt webbing	Owned
Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned

Autoliv Electronics Canada, Inc.	Markham, Ontario	Airbag electronics, radar sensors	Leased

VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Beijing) Vehicle Safety Systems Co., Ltd.	Beijing	Seatbelts	Owned

Autoliv (Changchun) Vehicle Safety Systems Co. Ltd.	Changchun	Airbags and seatbelts	Owned

Autoliv (China) Electronics Co., Ltd.	Shanghai	Airbag electronics	Owned

Autoliv (China) Inflator Co., Ltd.	Shanghai	Airbag inflators	Owned

Autoliv (China) Steering Wheel Co., Ltd.	Shanghai	Steering wheels	Owned

Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned

Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Seatbelts	Owned

Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Airbags, and airbag cushions	Owned

Changchun Hongguang-Autoliv Vehicle Safety System Co., Ltd.	Changchun	Seatbelts	Leased

Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Seatbelt webbing	Owned

Estonia
AS Norma	Tallinn	Seatbelts and belt components	Owned

France
Autoliv Electronic SAS	Saint-Etienne du Rouvray	Airbag Electronics	Leased

Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags	Owned

Autoliv Isodelta SAS	Chiré-en-Montreuil	Steering wheels and covers	Owned

Livbag SAS	Pont-de-Buis	Airbag inflators	Owned

N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Airbag initiators and seatbelt micro gas generators	Owned

Germany
Autoliv B.V. & Co. KG	Braunschweig	Airbags	Owned
	Dachau	Airbags	Leased
	Elmshorn	Seatbelts	Owned

Autoliv Sicherheitstechnik GmbH	Döbeln	Seatbelts	Owned

Autoliv Protektor Gmbh (Closed 2012)	Lübeck	Seatbelts	Leased

Norma Gmbh (Closed 2012)	Norderstedt	Seatbelt components	Leased

Hungary
Autoliv Kft.	Sopronkovesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts, Airbags and Steering wheel	Leased
	Mysore	Seatbelt webbing	Owned
	Delhi	Seatbelts, Airbags and Steering wheel	Leased
	Chennai	Seatbelts	Leased
	Uttarakhand	Seatbelts	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts	Owned

Japan
Autoliv Japan Ltd.	Atsugi	Steering wheels	Owned
	Hiroshima	Airbags and steering wheels	Owned
	Taketoyo	Airbag inflators	Owned
	Tsukuba	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Steering wheels	Owned

Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts	Owned

Autoliv Safety Technology de Mexico S.A. de C.V.	Tijuana	Seatbelts	Leased

Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro Querétaro	Airbag cushions Airbags	Leased Leased

Netherlands
Van Oerle Alberton B.V.	Boxtel	Seatbelt webbing	Owned

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags and seatbelts	Owned

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts, seatbelt webbing, airbags, airbag inflators	Owned
	Lugoj	Airbag cushions	Owned
	Prejmer Covasna	Springs for retractors and height adjusters Steering wheel	Leased Owned

Russia
OOO Autoliv	St. Petersburg (Closed 2012)	Seatbelts	Leased
	Togliatti	Seatbelts	Leased
South Africa
Autoliv Southern Africa (Pty) Ltd.	Gauteng	Seatbelts, airbags and steering wheels	Owned

South Korea
Autoliv Corporation	Seoul	Airbags and seatbelts	Owned
	Wonju	Airbags and seatbelts	Owned
Spain
Autoliv BKI S.A.U.	Valencia	Airbags	Owned

Autoliv KLE S.A.U.	Barcelona	Seatbelts	Owned

Sweden
Autoliv Electronics AB	Motala	Safety electronics	Leased

Autoliv Sverige AB	Vårgårda	Airbags, seatbelts and airbag inflators	Owned
Taiwan
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts	Owned
	Chonburi	Airbags and Airbag cushions	Leased
Tunisia
SWT1 SARL	El Fahs	Leather wrapping of steering wheels	Owned

SWT2 SARL and ASW3 SARL	Nadhour	Leather wrapping of steering wheels	Owned

SWTF SARL	El Fahs	Leather wrapping of steering wheels	Owned
Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelts and airbags	Owned

Autoliv Teknoloji Urunleri Sanyai Ve Ticaret A.S.	Gebze-Kocaeli	Leather wrapping of steering wheels	Leased

Autoliv Metal Pres Sanayi Yi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelt components	Owned

United Kingdom
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City, Utah	Airbag inflators	Owned
	Goleta, California	Night vision	Leased
	Lowell, Massachusetts	Radar sensors	Leased
	Ogden, Utah	Airbags	Owned
	Promontory, Utah	Gas generant	Owned
	Tremonton, Utah	Airbag initiators and seatbelt micro gas generators	Owned

TECHNICAL CENTERS AND CRASH TEST LABORATORIES

Location	Function

China
Autoliv (Shanghai) Vehicle Safety System	Technical center for airbags and
Technical Center Co., Ltd., Shanghai	seatbelts with full-scale test laboratory

France
Autoliv France SNC., Gournay-en-Bray	Technical center for airbags and seatbelts with full-scale test laboratory

Autoliv Electronics SAS, Cergy-Pontoise	Technical center for electronics

Livbag SAS, Pont-de-Buis	Technical center for inflator and pyrotechnic development

Germany
Autoliv B.V. & Co. KG, Dachau	Technical center for airbags with full-scale test laboratory
Elmshorn	Technical center for seatbelts with full-scale test laboratory

India
Autoliv India Private Ltd., Bangalore	Technical center for airbags and seatbelts with sled testing

Japan
Autoliv Japan Ltd., Tsukuba	Technical center for airbags with sled test laboratory
Hiroshima	Technical center for electronics

Romania
Autoliv Romania S.R.L., Brasov	Technical center for seatbelts with sled test laboratory
Timisoara	Technical center for electronics

South Korea
Autoliv Corporation, Seoul	Technical center with sled test laboratory

Sweden
Autoliv Development AB, Vårgårda	Research center

Autoliv Sverige AB, Vårgårda	Technical center for airbags with full-scale test laboratory

Autoliv Electronics AB, Motala/Linköping	Technical center for electronics and active safety

USA
Autoliv ASP Inc., Auburn Hills, Michigan	Technical center for airbags, seatbelts with full-scale test laboratory
Ogden, Utah	Technical center for airbags, inflators and pyrotechnics
Southfield, Michigan	Technical center for electronics and active safety
Lowell, Massachusetts	Technical center for active safety

Additional information relating to the Company’s properties is included in the section titled “Superior Global Presence” on pages 24 and 25 of the Annual Report and is incorporated herein by reference.

Item 3. Legal Proceedings

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters. Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, and with the exception of losses resulting from the antitrust matters described below, it is the opinion of management that the various legal proceedings and investigations to which the Company currently is a party will not have a material adverse impact on the consolidated financial position of Autoliv, but the Company cannot provide assurance that Autoliv will not experience material litigation, product liability or other losses in the future.

General Litigation

In 2009, Autoliv initiated a closure of its Normandy Precision Components (“NPC”) plant located in France. Most of the former NPC-employees that were not “protected” (i.e. not union representatives) filed claims in a French court claiming damages in an aggregate amount of €12 million (approximately $16 million) and/or other remedies. In February 2012, the French court ruled in favor of plaintiffs in an aggregate amount of €5.6 million (approximately $7 million), while rejecting certain other claims. Both sides have appealed the decision as far as not in their favor. As required under French law, Autoliv has paid the €5.6 million award pending the appeal.

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

Antitrust Matters

Authorities in several jurisdictions are currently conducting broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations include, but are not limited to, segments in which the Company operates. In addition to pending matters, authorities of other countries with significant light vehicle manufacturing or sales may initiate similar investigations. It is the Company’s policy to cooperate with governmental investigations.

On February 8, 2011, a Company subsidiary received a grand jury subpoena from the Antitrust Division of the U.S. Department of Justice (“DOJ”) related to its investigation of anti-competitive behavior among suppliers of occupant safety systems. On June 6, 2012, the Company entered into a plea agreement with the DOJ and subsequently pled guilty to two counts of antitrust law violations involving a Japanese subsidiary and paid a fine of $14.5 million. Under the terms of the agreement the Company will continue to cooperate with the DOJ in its investigation of other suppliers, but the DOJ will not otherwise prosecute Autoliv or any of its subsidiaries, present or former directors, officers or employees for the matters investigated (the DOJ did reserve the option to prosecute three specific employees, none of whom is a member of the senior management of the Company).

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for a similar investigation. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of December 31, 2012. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

On October 3, 2012, the Company received a letter from the Competition Bureau of Canada related to the subjects investigated by the DOJ and EC, seeking the voluntary production of certain corporate records and information related to sales subject to Canadian jurisdiction. On November 6, 2012, the Korean Fair Trade Commission visited one of the Company’s South Korean subsidiaries to gather information for a similar investigation. The Company cannot predict the duration, scope or ultimate outcome of either of these investigations and is unable to estimate the financial impact they may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has not recorded a provision for loss as of December 31, 2012 with respect to either of these investigations. Also, since the Company’s plea agreement with the DOJ, involved the actions of employees of a Japanese subsidiary, the Japan Fair Trade Commission is evaluating whether to initiate an investigation.

The Company is also subject to civil litigation alleging anti-competitive conduct. Notably, the Company, several of its subsidiaries and its competitors are defendants in a total of twelve purported antitrust class action lawsuits, eleven of which are pending in the United States District Court for the Eastern District of Michigan (Brad Zirulnik v. Autoliv, Inc. et al. filed on June 6, 2012; A1A Airport & Limousine Service, Inc. v. Autoliv, Inc. et al. and Frank Cosenza v. Autoliv, Inc. et al. each filed on June 8, 2012; Meetesh Shah v. Autoliv, Inc., et al. filed on June 12, 2012; Martens Cars of Washington, Inc., et al. v. Autoliv, Inc., et al. and Richard W. Keifer, Jr. v. Autoliv, Inc. et al. each filed on June 26, 2012; Findlay Industries, Inc. v. Autoliv, Inc. filed on July 12, 2012; Beam’s Industries, Inc. v. Autoliv, Inc., et al. filed on July 21, 2012; Melissa Barron et al. v. Autoliv, Inc. et al. filed on July 24, 2012; Stephanie Kaleuha Petras v. Autoliv, Inc. et al. filed on August 14, 2012; and Superstore Automotive, Inc. et al. v. Autoliv, Inc. et al. filed on November 1, 2012) the twelfth lawsuit, is pending under Canadian law in the Ontario Superior Court of Justice in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv Inc. et al., filed on January 18, 2013).

Plaintiffs in these cases generally allege that the defendants have engaged in long-running global conspiracies to fix the prices of occupant safety systems or components thereof in violation of various antitrust laws and unfair or deceptive trade practice statutes. Plaintiffs seek to recover, on behalf of themselves and various purported classes of direct and indirect purchasers of occupant safety systems and purchasers or lessees of vehicles in which such systems have been installed, injunctive relief, treble damages and attorneys’ fees. The plaintiffs in these cases make allegations that extend significantly beyond the specific admissions of the plea discussed above. The Company denies these overly broad allegations and intends to actively defend itself against the same. While it is probable that the Company will incur losses as a result of these cases, the duration or ultimate outcome of these cases currently cannot be predicted or estimated and no provision for a loss has been recorded as of December 31, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market for Autoliv’s common stock including the relevant trading market, and approximate number of shareholders is included in the section titled “Share Performance and Shareholder Information” on pages 36 and 37 of the Annual Report and is incorporated herein by reference.

Share price and dividends

Information on the Company’s quarterly share prices and dividends declared and paid for the two most recent years, 2012 and 2011, is included in the “Share Price and Dividends” table on page 37 of the Annual Report and is incorporated herein by reference.

Equity and Equity Units Offering

On March 30, 2009, the Company sold, in an underwritten registered public offering, approximately 14.7 million common shares from treasury stock and 6.6 million equity units (the Equity Units) listed on the NYSE as Corporate Units, for an aggregate stated amount and public offering price of $235 million and $165 million respectively. “Equity Units” is a term that describes a security that is either a Corporate Unit or a Treasury Unit depending upon what type of note is used by the holder to secure the forward purchase contract (either a Note or a Treasury Security, as described below). The Equity Units initially consisted of a Corporate Unit which is (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $25, on the purchase contract settlement date of April 30, 2012, subject to early settlement in accordance with the terms of the Purchase Contract and Pledge Agreement, a certain number (at the Settlement Rate outlined in the Purchase Contract and Pledge Agreement) of shares of Common Stock; and (ii) a 1/40, or 2.5%, undivided beneficial ownership interest in a $1,000 principal amount of the Company’s 8% senior notes due 2014 (the “Senior Notes”).

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

The Company allocated proceeds received upon issuance of the Equity Units based on relative fair values at the time of issuance. The fair value of the purchase contract at issuance was $3.75 and the fair value of the note was $21.25. The discount on the notes was amortized using the effective interest rate method. Accordingly, the difference between the stated rate (i.e. cash payments of interest) and the effective interest rate was credited to the value of the notes. Thus, at the end of the three years, the notes were stated on the balance sheet at their face amount. The Company allocated 1% of the 6% of underwriting commissions paid to the debt as deferred charges based on commissions paid for similar debt issuances, but including factors for market conditions at the time of the offering and the Company’s credit rating. The deferred charges were being amortized over the life of the note (until the remarketing settlement date on March 15, 2012) using the effective interest rate method. The remaining underwriting commissions of 5% were allocated to the equity forward and recorded as a reduction to paid-in capital. The fees associated with the remarketing (described below) were allocated the same way and the deferred charges will be similarly amortized over the life of the notes until April 30, 2014.

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

Stock repurchase program

Since September 15, 2008, Autoliv has made no share repurchases. Since the repurchase program was adopted in 2000, Autoliv has repurchased 34.3 million Autoliv, Inc. shares at an average cost of US $42.93 per share.

Under the existing authorizations, approximately another 3.2 million shares may be repurchased. Although we suspended our share repurchases to preserve cash in order to maintain a strong cash position in the current uncertain business environment as well as to possibly take advantage of potential market opportunities, we may from time to time repurchase our shares in the open market under the existing share repurchase program.

Additional information concerning the repurchase of Autoliv stock is included on pages 34 and 35 in the section “Value-Creating Cash Flow” of the Annual Report, and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2012 is included on page 89 of the Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December  31, 2012 is included on pages 39 through 54 of the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Quantitative and Qualitative Disclosures about market risk are included in the Management’s Discussion and Analysis section “Risks and Risk Management” on pages 51 through 54 of the Annual Report and are incorporated herein by reference. See also Note 1 of the Notes to Consolidated Financial Statements on pages 60 to 63 of the Annual Report.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2012 and 2011 and the Consolidated Statements of Net Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2012, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included on pages 56 through 82 of the Annual Report and are incorporated herein by reference.

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

(b) Management’s Report on Internal Control Over Financial Reporting

The Management Report on Internal Control over Financial Reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) is included on page 55 of the Annual Report in the section “Management’s Report” immediately preceding the audited financial statements and is incorporated herein by reference.

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by our independent registered public accounting firm, as stated in their report that is included on page 82 of the Annual Report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

All events required to be disclosed on form 8-K during the fourth quarter have been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding executive officers, directors and nominees for re-election as directors of Autoliv, Autoliv’s Audit Committee, Autoliv’s code of ethics, and compliance with Section 16(A) of the Securities Exchange Act is incorporated by reference from the information under the captions “Executive Officers of the Company” and “Item 1: Election of Directors”, “Committees of the Board” and “Audit Committee Report”, “Corporate Governance Guidelines and Codes of Conduct and Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Company’s 2013 Proxy Statement, which will be filed within 120 days after December 31, 2012. A matrix summarizing Board meeting attendance is published on page 86 in the Annual Report and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 regarding executive compensation for the year ended December 31, 2012 is included under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the 2013 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Compensation Committee is included in the sections “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the Amended and Restated 1997 Stock Incentive Plan

The following table provides information as of December 31, 2012, about the common stock that may be issued under the Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)

Equity compensation plans approved by security holders (1)	1,223,848	$53.91	4,210,232	(3)

Equity compensation plans not approved by security holders	—	—	—

Total	1,223,848	$53.91	4,210,232

(1)	Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, as amended by Amendment No. 1 dated December 17, 2010 and Amendment No. 2 dated May 8, 2012.
(2)	Excludes RSUs, which convert to shares of common stock for no consideration.
(3)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2012, no transactions took place that the Company deemed to require disclosure under Item 13. Further information regarding the Company’s policy and procedures concerning related party transactions is included under caption “Related Person Transactions” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9 (e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of services provided to Autoliv is included under the caption “Ratification of Appointment of Independent Auditors” in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)	Financial Statements

The following consolidated financial statements are included on pages 56 through 59 of the Annual Report and Selected Financial Data is included on page 89 of the Annual Report and are incorporated herein by reference:

(i) Consolidated Statements of Net Income – Years ended December 31, 2012, 2011 and 2010 (page 56); (ii) Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011 and 2010 (page 56); (iii) Consolidated Balance Sheets – as of December 31, 2012 and 2011 (page 57); (iv) Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010 (page 58); (v) Consolidated Statements of Total Equity – as of December 31, 2012, 2011 and 2010 (page 59); (vi) Notes to Consolidated Financial Statements (pages 60-81); (vii) Reports of Independent Registered Public Accounting Firm (page 82).

(2)	Financial Statement Schedules

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, they are not required, or the information required is included in the financial statements or notes thereto.

(b)	Exhibits

Exhibits marked with an asterisk (*) are filed or furnished herewith. All other exhibits are incorporated by reference to exhibits previously filed with the SEC, as indicated.

Index to Exhibits

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv, Inc. and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

10.1	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv’s Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997).

10.2	Amendment No. 1 to Autoliv, Inc. Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.3 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.3	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers, is incorporated herein by reference to Exhibit 10.4 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.4	Form of Supplementary Agreement to the Employment Agreement between Autoliv, Inc. and certain of its executive officers, is incorporated herein by reference to Exhibit 10.5 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.5	Employment Agreement, dated November 11, 1998, between Autoliv, Inc. and Mr. Lars Westerberg, is incorporated herein by reference to Exhibit 10.6 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.6	Form of Severance Agreement between Autoliv, Inc. and certain of its executive officers, is incorporated herein by reference to Exhibit 10.7 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.7	Pension Agreement, dated November 26, 1999, between Autoliv AB and Mr. Lars Westerberg, is incorporated herein by reference to Exhibit 10.8 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.8	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – notice, is incorporated herein by reference to Exhibit 10.9 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.9	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – pension, is incorporated herein by reference to Exhibit 10.10 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.10	Form of Agreement between Autoliv, Inc. and certain of its executive officers – additional pension, is incorporated herein by reference to Exhibit 10.11 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.11	Amendment No.2 to the Autoliv, Inc. 1997 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.12 on Form 10-K (File No. 001-12933, filing date March 11, 2004).

10.12	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson, is incorporated herein by reference to Exhibit 10.13 on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.13	Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Mr. Jan Carlson, is incorporated herein by reference to Exhibit 10.14 on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.14	Settlement Agreement, dated August 26, 2008, between Autoliv France, SNC and Autoliv, Inc. and Mr. Benoît Marsaud, is incorporated herein by reference to Exhibit 10.15 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.15	Terms and conditions for Autoliv, Inc.’s issue of SEK 150 million Floating Rate Bonds due 2010, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.16 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.16	Terms and conditions for Autoliv, Inc.’s issue of SEK 300 million Floating Rate Bonds due 2011, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.17 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.17	Facility Agreement, dated October 16, 2008, between Autoliv, Inc. and Skandinaviska Enskilda Banken for SEK 1 billion facility, is incorporated herein by reference to Exhibit 10.18 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.18	Amended and Restated Autoliv, Inc. 1997 Stock Incentive Plan, filed as Appendix A of the Definitive Proxy Statement of the Company on Schedule 14A filed on March 23, 2009 and is incorporated herein by reference.

10.19	Financing commitment agreement, dated December 18, 2009, between Autoliv AB and the European Investment Bank (EIB) giving Autoliv access to a loan of €225 million, as amended by amendment dated July 18, 2011, is incorporated herein by reference to Exhibit 10.20 on Form 10-K (File No. 001-12933, filing date February 19, 2010).

10.20	Facility Agreement, dated June 22, 2010, between Autoliv AB, a wholly owned Swedish subsidiary of Autoliv, Inc., and Nordea, is incorporated herein by reference to Exhibit 10.21 on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.21	Facility Agreement, dated June 22, 2010, between Autoliv AB, a wholly owned Swedish subsidiary of Autoliv, Inc., and Swedish Export Credit Corporation and SEB, is incorporated herein by reference to Exhibit 10.22 on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.22	Amendment No.1 to the Autoliv, Inc. 1997 Stock Incentive Plan as Amended and Restated on May 6, 2009, dated December 17, 2010, is incorporated herein by reference to Exhibit 10.24 on Form 10-K (File No. 001-12933, filing date February 23, 2011).

10.23	Amendment, dated July 15, 2011, to Financing commitment agreement, dated December 18, 2009, between Autoliv AB and the European Investment Bank (EIB), is incorporated herein by reference to Exhibit 99.l on Form 10-Q (File No. 001-12933, filing date July 21, 2011).

10.24	Facilities Agreement of $1,100,000,000, dated April 16, 2011, among Autoliv Inc. and the lenders named therein, is incorporated herein by reference to Exhibit 99.j on Form 10-Q (File No. 001-12933, filing date April 20, 2011).

10.25	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – pension, is incorporated herein by reference to Exhibit 10.26 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.26	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – non-equity incentive award, is incorporated herein by reference to Exhibit 10.27 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.27	Amendment to Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson (pension) , is incorporated herein by reference to Exhibit 10.28 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.28	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, is incorporated by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

10.29	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

10.30	Remarketing Agreement, dated as of February 9, 2012 incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

10.31	Plea Agreement, dated June 6, 2012, is incorporated herein by reference to Exhibit 10.30 on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.32	Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan as Amended and Restated on May 6, 2009, dated May 8, 2012, is incorporated herein by reference to Exhibit 10.29 on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.33*	Amendment, dated January 18, 2013 to Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson – additional pension.

10.34*	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (with Change-in-Control Severance Agreement).

10.35*	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (without Change-in-Control Severance Agreement).

10.36*	Form of Change-in-Control Severance Agreement between Autoliv, Inc. and certain of its executive officers.

10.37	Form of Indemnification Agreement between Autoliv, Inc. and its Directors and certain of its executive officers is incorporated herein by reference to Exhibit 99.i on Form 10-K (File No. 001-12933, filing date February 23, 2009).

10.38*	Autoliv, Inc. Non-employee Director Compensation Policy.

11	Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

12.1*	Ratio of Earnings to Fixed Charges.

13*	Autoliv’s Annual Report to Shareholders for the fiscal year ended December 31, 2012.

21*	Autoliv’s List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Consolidated Statements of Comprehensive Income: (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Total Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 21, 2013.

AUTOLIV, INC.

(Registrant)

By /s/ Mats Wallin

Mats Wallin

Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 21, 2013.

Title	Name

Chairman of the Board of Directors	/s/ Lars Nyberg
Lars Nyberg

Chief Executive Officer and Director (Principal Executive Officer)	/s/ Jan Carlson
Jan Carlson

Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ Mats Wallin
Mats Wallin

Director	/s/ Robert W. Alspaugh
Robert W. Alspaugh

Director	/s/ Bo I. Andersson
Bo I. Andersson

Director	/s/ Xiaozhi Liu
Xiaozhi Liu

Director	/s/ George A. Lorch
George A. Lorch

Director	/s/ James M. Ringler
James M. Ringler

Director	/s/ Kazuhiko Sakamoto
Kazuhiko Sakamoto

Director	/s/ Wolfgang Ziebart
Wolfgang Ziebart