Form 10-Q
period 2013-03-31
AUTOLIV INC
filed 2013-04-26
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 22, 2013, there were 95,637,769 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv, Inc. (“Autoliv,” the “Company” or “we”) or its management believes or anticipates may occur in the future. For example, forward-looking statements include, without limitation, statements relating to industry trends, business opportunities, sales contracts, sales backlog, and on-going commercial arrangements and discussions, as well as any statements about future operating performance or financial results.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives discussed herein and the market reaction thereto; changes in general industry market conditions or regional growth or declines; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; fluctuation in vehicle production schedules for which the Company is a supplier; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in program awards and performance; the financial results of companies in which Autoliv has made technology investments or joint-venture arrangements; pricing negotiations with customers; our ability to be awarded new business; product liability, warranty and recall claims and other litigation and customer reactions thereto; higher expenses for our pension and other postretirement benefits including higher funding requirements of our pension plans; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; possible adverse results of pending or future litigation or infringement claims; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business (including securities litigation); tax assessments by governmental authorities; dependence on key personnel; legislative or regulatory changes limiting our business; political conditions; dependence on customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 10-K for the year ended December 31, 2012. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended
	March 31, 2013	March 31, 2012

Net sales	$2,135.0	$2,178.9

Cost of sales	(1,720.7)	(1,737.8)

Gross profit	414.3	441.1

Selling, general & administrative expenses	(95.9)	(93.6)
Research, development & engineering expenses, net	(129.1)	(126.3)
Amortization of intangibles	(5.2)	(4.6)
Other income (expense), net	(1.7)	(63.3)

Operating income	182.4	153.3

Equity in earnings of affiliates, net of tax	1.7	2.1
Interest income	0.9	0.8
Interest expense	(7.9)	(12.5)
Other financial items, net	(7.0)	(2.6)

Income before income taxes	170.1	141.1

Income tax expense	(45.0)	(39.7)

Net income	$125.1	$101.4

Less: net income attributable to non-controlling interests	1.6	0.9

Net income attributable to controlling interest	$123.5	$100.5

Net earnings per share – basic	$1.29	$1.12
Net earnings per share – diluted	$1.29	$1.07

Weighted average number of shares outstanding, net of treasury shares (in millions)	95.6	89.4

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	95.8	93.8

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	95.6	89.5

Cash dividend per share – declared	$0.50	$0.47
Cash dividend per share – paid	$0.50	$0.45

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2013	March 31, 2012

Net income	$125.1	$101.4

Foreign currency translation adjustments	(35.9)	27.3
Defined benefit pension plan	2.5	2.0

Other comprehensive (loss) income, before tax	(33.4)	29.3

Income tax expense related to defined benefit pension plan	(0.9)	(0.7)

Other comprehensive (loss) income, net of tax	(34.3)	28.6

Comprehensive income	$90.8	$130.0

Less: comprehensive income attributable to non-controlling interest	1.6	1.0

Comprehensive income attributable to controlling interest	$89.2	$129.0

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	March 31, 2013 (unaudited)	December 31, 2012
Assets
Cash & cash equivalents	$990.5	$977.7
Receivables, net	1,674.5	1,509.3
Inventories, net	613.5	611.0
Other current assets	170.6	191.2

Total current assets	3,449.1	3,289.2

Property, plant & equipment, net	1,230.9	1,232.8
Investments and other non-current assets	337.8	341.3
Goodwill	1,604.3	1,610.8
Intangible assets, net	92.2	96.2

Total assets	$6,714.3	$6,570.3

Liabilities and equity
Short-term debt	$72.1	$69.8
Accounts payable	1,076.9	1,055.9
Accrued expenses	582.5	497.1
Other current liabilities	212.5	227.0

Total current liabilities	1,944.0	1,849.8

Long-term debt	561.0	562.9
Pension liability	256.9	255.4
Other non-current liabilities	129.4	126.1

Total non-current liabilities	947.3	944.4

Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	2,748.2	2,672.5
Accumulated other comprehensive income	(74.8)	(40.5)
Treasury stock	(301.6)	(305.5)

Total parent shareholders’ equity	3,803.9	3,758.6
Non-controlling interests	19.1	17.5

Total equity	3,823.0	3,776.1

Total liabilities and equity	$6,714.3	$6,570.3

See “Notes to unaudited condensed consolidated financial statements”.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2013	March 31, 2012

Operating activities
Net income	$125.1	$101.4
Depreciation and amortization	69.6	66.7
Other, net	13.7	5.6
Changes in operating assets and liabilities	(67.6)	(75.7)

Net cash provided by operating activities	140.8	98.0

Investing activities
Expenditures for property, plant and equipment	(88.0)	(79.5)
Proceeds from sale of property, plant and equipment	2.0	1.1
Acquisitions and divestitures of businesses and other, net	(0.1)	(0.4)

Net cash used in investing activities	(86.1)	(78.8)

Financing activities
Net increase in short-term debt	2.9	18.9
Repayments and other changes in long-term debt	(0.6)	(4.3)
Dividends paid	(47.8)	(40.2)
Common stock options exercised	2.0	5.7
Other, net	0.5	(0.4)

Net cash used in financing activities	(43.0)	(20.3)

Effect of exchange rate changes on cash and cash equivalents	1.1	(6.1)

Increase (decrease) in cash and cash equivalents	12.8	(7.2)

Cash and cash equivalents at beginning of period	977.7	739.2

Cash and cash equivalents at end of period	$990.5	$732.0

See “Notes to unaudited condensed consolidated financial statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2013

1 Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited financial statements and all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. The result for the interim period is not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2013. Certain prior-year amounts have been reclassified to conform to current year presentation.

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

2 New Accounting Pronouncements

The following accounting guidance has been issued and is effective for the Company in fiscal year 2013:

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires disclosure of financial instruments and derivatives that are either offset on the balance sheet in accordance with Accounting Standards Codification (ASC) 210-20-45 or ASC 815-10-45, or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet. ASU No. 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. Entities should provide the disclosures required by this ASU retrospectively for all comparative periods presented. Subsequent to the issuance of ASU 2011-11, the FASB issued in January 2013, ASU 2013-01 and limited the scope of the new balance sheet offsetting disclosure requirements to certain derivatives, repurchase agreements and securities lending arrangements. The adoption of ASU 2011-11 and ASU 2013-01 had an impact on the Company’s disclosures about its financial instruments to the consolidated financial statements.

3 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at March 31, 2013 are foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the Consolidated Statement of Income when the hedge transaction affects net earnings. There were no reclassifications from OCI to the Consolidated Statement of Income during the three months ended March 31, 2013 and March 31, 2012 and, likewise, no reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial. During the first quarter of 2013 the Company closed a $60 million interest rate swap and the amount received was included in the debt balance and will be amortized over the remaining life of the underlying debt. No fair value adjustments were made as a consequence of the close-out.

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

The following tables summarize the valuation of the Company’s derivatives by the above noted pricing observability levels:

		Fair Value Measurements at March 31, 2013
		Using
Description	Total carrying amount in Consolidated Balance Sheet March 31, 2013	Level 1	Level 2	Level 3

Assets
Derivatives a)	$1.9	—	$1.9	—
Total Assets	$1.9	—	$1.9	—

Liabilities
Derivatives	$0.7	—	$0.7	—
Total Liabilities	$0.7	—	$0.7	—

a)	The decrease from previous period is explained by the closure of a $60 million interest rate swap in Q1 of 2013.

		Fair Value Measurements at December 31, 2012
		Using
Description	Total carrying amount in Consolidated Balance Sheet December 31, 2012	Level 1	Level 2	Level 3

Assets
Derivatives	$16.5	—	$16.5	—
Total Assets	$16.5	—	$16.5	—

Liabilities
Derivatives	$0.7	—	$0.7	—
Total Liabilities	$0.7	—	$0.7	—

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. Although the Company is party to close-out netting agreements with all derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, have been presented on a gross basis. The net amounts subject to netting agreements that the Company choose not to offset are presented in footnotes. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

			Fair Value Measurements at March 31, 2013
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 7 years (fair value hedge) a)	$—		$—		$—		Other non-current asset
Total derivatives designated as hedging instruments	$—		$—		$—

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$602.6	1)	$1.9	2)	$0.7	3)	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$602.6		$1.9		$0.7

Total derivatives	$602.6		$1.9		$0.7

1)	Net amount after deducting for offsetting swaps $532.8 million.
2)	Net amount after deducting for offsetting swaps $1.8 million.
3)	Net amount after deducting for offsetting swaps $0.6 million.
a)	The decrease from previous period is explained by the closure of a $60 million interest rate swap in Q1 of 2013.

			Fair Value Measurements at December 31, 2012
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 7 years (fair value hedge)	$60.0		$15.8		$—		Other non-current asset
Total derivatives designated as hedging instruments	$60.0		$15.8		$—

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$700.8	1)	$0.7	2)	$0.7	3)	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$700.8		$0.7		$0.7

Total derivatives	$760.8		$16.5		$0.7

1)	Net amount after deducting for offsetting swaps $569.9 million.
2)	Net amount after deducting for offsetting swaps $0.6 million.
3)	Net amount after deducting for offsetting swaps $0.6 million.

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended March 31, 2013
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 7 years (fair value hedge) a)	$—	$—	$(1.3)	$—	$—	$—
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$—	$—	$1.3	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

a)	The decrease from previous period is explained by the closure of a $60 million interest rate swap in Q1 of 2013.

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended March 31, 2012
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 8 years (fair value hedge)	$60.0	$—	$(0.6)	$—	$—	$—
Total derivatives designated as hedging instruments	$60.0
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$0.6	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

			Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended March 31, 2013
Description	Nominal Volume		Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$602.6	1)	$1.2	$0.0	$—
Total derivatives not designated as hedging instruments	$602.6

1)	Net amount after deducting for offsetting swaps $532.8 million.

			Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended March 31, 2012
Description	Nominal Volume		Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$1,311.4	1)	$(2.5)	$0.1	$—
Total derivatives not designated as hedging instruments	$1,311.4

1)	Net amount after deducting for offsetting swaps $1,103.2 million.

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

Fair Value of Debt

Long-term debt	March 31, 2013 Carrying value1)	March 31, 2013 Fair value	December 31, 2012 Carrying value1)	December 31, 2012 Fair value
U.S. Private placement	$304.5	$332.8	$305.8	$329.5
Medium-term notes	99.7	98.5	99.8	99.4
Notes	107.4	109.6	107.6	108.9
Other long-term debt	49.4	49.4	49.7	49.7

Total	$561.0	$590.3	$562.9	$587.5

Short-term debt
Overdrafts and other short-term debt	$66.3	$66.3	$60.3	$60.3
Short-term portion of long-term debt	5.8	5.8	9.5	9.5

Total	$72.1	$72.1	$69.8	$69.8

1)	Debt as reported in balance sheet.

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

As of March 31, 2013 the Company had $70.6 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 6). For the three months ended March 31, 2013, the Company did not record any impairment charges on its long-lived assets.

4 Income Taxes

For the three months ended March 31, 2013, the effective tax rate was 26.5%, compared with an effective tax rate of 28.1% for the same quarter of 2012. In the first quarter of 2013, the net impact of discrete tax items caused a 0.4% decrease to the effective tax rate. The net impact of discrete tax items in the first quarter of 2012 caused a 0.8% increase to the effective tax rate for the quarter.

The Company files income tax returns in the United States federal jurisdiction, various state jurisdictions and foreign jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is effectively no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2009. In addition, with few exceptions, the Company is also no longer subject to income tax examination by U.S. state and local and non-U.S. tax authorities for years prior to 2004.

The Company is undergoing tax audits in several jurisdictions covering multiple years. As of March 31, 2013, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the first quarter of 2013, the Company recorded a net increase of $4.8 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $20.4 million recorded at March 31, 2013, $2.6 million is classified as current tax payable and $17.8 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	March 31, 2013	December 31, 2012
Raw materials	$293.7	$287.7
Work in progress	225.1	225.9
Finished products	178.2	180.9

Inventories	697.0	694.5
Inventory valuation reserve	(83.5)	(83.5)

Total inventories, net of reserve	$613.5	$611.0

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

First quarter of 2013

The employee-related restructuring provisions in the first quarter of 2013 mainly relate to headcount reductions in Europe. The cash payments mainly relate to high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2012 to March 31, 2013.

	December 31, 2012	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	March 31, 2013
Restructuring employee-related	$74.9	$2.3	$(0.1)	$(4.7)	$(2.3)	$70.1
Other	0.9	—	—	(0.4)	0.0	0.5

Total reserve	$75.8	$2.3	$(0.1)	$(5.1)	$(2.3)	$70.6

2012

In 2012, the employee-related restructuring provisions mainly related to headcount reductions throughout Europe. The cash payments mainly related to high-cost countries in Europe . The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2011 to December 31, 2012.

	December 31, 2011	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	December 31, 2012
Restructuring employee-related	$31.4	$76.6	$(1.8)	$(33.3)	$2.0	$74.9
Other	0.9	0.3	(0.3)	(0.0)	—	0.9

Total reserve	$32.3	$76.9	$(2.1)	$(33.3)	$2.0	$75.8

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions for the three months ended March 31, 2013 mainly relate to recall related issues. The cash paid for the three months ended March 31, 2013 mainly related to warranty related issues. The provisions and cash paid for the three months ended March 31, 2012 mainly related to warranty related issues.

	Three months ended
	March 31, 2013	March 31, 2012
Reserve at beginning of the period	$29.9	$33.0
Change in reserve	9.6	8.9
Cash payments	(3.0)	(3.3)
Translation difference	(0.5)	0.4

Reserve at end of the period	$36.0	$39.0

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Consolidated Financial Statements of the Company for the three months ended March 31, 2013 and March 31, 2012.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 22, 2013.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended
	March 31, 2013	March 31, 2012
Service cost	$5.7	$4.9
Interest cost	5.0	4.7
Expected return on plan assets	(3.9)	(3.5)
Amortization prior service credit	(0.2)	(0.2)
Amortization of actuarial loss	3.0	2.2

Net Periodic Benefit Cost	$9.6	$8.1

9 Equity and Equity Units Offering

On March 30, 2009, the Company sold, in an underwritten registered public offering, approximately 14.7 million common shares from treasury stock and 6.6 million equity units (the Equity Units), listed on the NYSE as Corporate Units, for an aggregate stated amount and public offering price of $235 million and $165 million, respectively. “Equity Units” is a term that describes a security that is either a Corporate Unit or a Treasury Unit, depending upon what type of note is used by the holder to secure the forward purchase contract (either a Note or a Treasury Security, as described below). The Equity Units initially consisted of a Corporate Unit which is (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $25, on the purchase contract settlement date of April 30, 2012, subject to early settlement in accordance with the terms of the Purchase Contract and Pledge Agreement, a certain number (at the Settlement Rate outlined in the Purchase Contract and Pledge Agreement) of shares of Common Stock and (ii) a 1/40, or 2.5%, undivided beneficial ownership interest in a $1,000 principal amount of the Company’s 8% senior notes due 2014 (the “Senior Notes”).

The Company allocated proceeds received upon issuance of the Equity Units based on relative fair values at the time of issuance. The fair value of the purchase contract at issuance was $3.75 and the fair value of the note was $21.25. The discount on the notes is amortized using the effective interest rate method. Accordingly, the difference between the stated rate (i.e. cash payments of interest) and the effective interest rate is credited to the value of the notes. Thus, at the end of the three years, the notes were stated on the balance sheet at their face amount. The Company allocated 1% of the 6% of underwriting commissions paid to the debt as deferred charges based on commissions paid for similar debt issuances, but including factors for market conditions at the time of the offering and the Company’s credit rating. The deferred charges were being amortized over the life of the note (until the remarketing settlement date on March 15, 2012) using the effective interest rate method. The remaining underwriting commissions of 5% were allocated to the equity forward and recorded as a reduction to paid-in capital. The fees associated with the remarketing (described below) were allocated the same way and the deferred charges will be similarly amortized over the life of the notes until April 30, 2014. Following separately negotiated accelerated exchanges with holders representing an aggregate of approximately 2.3 million Equity Units in the second quarter 2010, 4,250,920 Equity Units remained outstanding prior to settlement on April 30, 2012.

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

10 Non-Controlling Interest

	January-March 2013			January-March 2012
	Equity attributable to			Equity attributable to
	Parent	Non-controlling interest	Total	Parent	Non-controlling interest	Total

Balance at beginning of period	$3,758.6	$17.5	$3,776.1	$3,333.4	$15.6	$3,349.0

Total Comprehensive Income:
Net income	123.5	1.6	125.1	100.5	0.9	101.4

Foreign currency translation	(35.9)	0	(35.9)	27.2	0.1	27.3
Defined benefit pension plan	1.6	—	1.6	1.3	—	1.3

Total Comprehensive Income	89.2	1.6	90.8	129.0	1.0	130.0
Common Stock incentives	3.9	—	3.9	4.4	—	4.4
Cash dividends declared	(47.8)	—	(47.8)	(44.7)	—	(44.7)
Common stock issuance, net	—	—	—	(1.4)	—	(1.4)
Dividends paid to non-controlling interests on subsidiary shares	—	—	—	—	—	—

Balance at end of period	$3,803.9	$19.1	$3,823.0	$3,420.7	$16.6	$3,437.3

11 Contingent Liabilities

Legal Proceedings

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters. Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, and with the exception of losses resulting from the antitrust proceedings described below, it is the opinion of management that the various legal proceedings and investigations to which the Company currently is a party will not have a material adverse impact on the consolidated financial position of Autoliv, but the Company cannot provide assurance that Autoliv will not experience material litigation, product liability or other losses in the future.

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

In May 2008, a French court placed Eric Molleux Technologies Composants (“EMT”) into receivership, and liquidation proceedings were initiated in July 2009. As a result of Autoliv’s previous relationship with EMT, in March 2012 the liquidator initiated proceedings against Autoliv France and requested payment of €16.3 million (approximately $21 million), which represents the total amount of debt owed by EMT to its creditors (including Autoliv). The liquidator also requested an additional €4 million (approximately $5 million) corresponding to the debts of Autoliv Turkey towards EMT. Autoliv disputes these claims.

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

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for a similar investigation. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of March 31, 2013. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

On October 3, 2012, the Company received a letter from the Competition Bureau of Canada related to the subjects investigated by the DOJ and EC, seeking the voluntary production of certain corporate records and information related to sales subject to Canadian jurisdiction. On November 6, 2012, the Korean Fair Trade Commission visited one of the Company’s South Korean subsidiaries to gather information for a similar investigation. The Company cannot predict the duration, scope or ultimate outcome of either of these investigations and is unable to estimate the financial impact they may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has not recorded a provision for loss as of March 31, 2013 with respect to either of these investigations. Also, since the Company’s plea agreement with the DOJ involved the actions of employees of a Japanese subsidiary, the Japan Fair Trade Commission is evaluating whether to initiate an investigation.

The Company is also subject to civil litigation alleging anti-competitive conduct. Notably, the Company, several of its subsidiaries and its competitors are defendants in a total of fourteen purported antitrust class action lawsuits, twelve of which are pending in the United States District Court for the Eastern District of Michigan (Brad Zirulnik v. Autoliv, Inc. et al. filed on June 6, 2012; A1A Airport & Limousine Service, Inc. v. Autoliv, Inc. et al. and Frank Cosenza v. Autoliv, Inc. et al. each filed on June 8, 2012; Meetesh Shah v. Autoliv, Inc., et al. filed on June 12, 2012; Martens Cars of Washington, Inc., et al. v. Autoliv, Inc., et al. and Richard W. Keifer, Jr. v. Autoliv, Inc. et al. each filed on June 26, 2012; Findlay Industries, Inc. v. Autoliv, Inc. filed on July 12, 2012; Beam’s Industries, Inc. v. Autoliv, Inc., et al. filed on July 21, 2012; Melissa Barron et al. v. Autoliv, Inc. et al. filed on July 24, 2012; Stephanie Kaleuha Petras v. Autoliv, Inc. et al. filed on August 14, 2012; Superstore Automotive, Inc. et al. v. Autoliv, Inc. et al. filed on November 1, 2012; and Roseana Weatherwax v. Delphi Automotive LLP et al., filed in the Northern District of California on March 8, 2013, and transferred to the Eastern District of Michigan on April 1, 2013). The other two lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013 and M. Serge Asselin v. Autoliv Inc. et al., filed in the Superior Court of Quebec on March 14, 2013).

Plaintiffs in these cases generally allege that the defendants have engaged in long-running global conspiracies to fix the prices of occupant safety systems or components thereof in violation of various antitrust laws and unfair or deceptive trade practice statutes. Plaintiffs seek to recover, on behalf of themselves and various purported classes of direct and indirect purchasers of occupant safety systems and purchasers or lessees of vehicles in which such systems have been installed, injunctive relief, treble damages and attorneys’ fees. The plaintiffs in these cases make allegations that extend significantly beyond the specific admissions of the plea discussed above. The Company denies these overly broad allegations and intends to actively defend itself against the same. While it is probable that the Company will incur losses as a result of these antitrust cases, the duration or ultimate outcome of these cases currently cannot be predicted or estimated and no provision for a loss has been recorded as of March 31, 2013.

On April 17, 2013, the Construction Laborers Pension Trust of Greater St. Louis filed suit against Autoliv, Inc. and two of its officers (collectively “the Defendants”) in the United States District Court for the Southern District of New York (Civil Action File No. 13-CIV-2546). Plaintiff alleges that the Defendants misrepresented or failed to disclose material facts that artificially inflated the Company’s stock price in violation of the federal securities laws, in particular Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and failed to disclose prior to June 6, 2012 that employees had engaged in certain price fixing activity in violation of the law and that the Company’s prior financial results allegedly had been inflated as a result of the anti-competitive activity. Plaintiff purports to bring this action on behalf of a class of purchasers of common stock of the Company between October 26, 2010 and August 1, 2011. Plaintiff seeks to recover damages in an unspecified amount. The Defendants deny any wrongdoing, believe the claims are baseless, and will defend accordingly.

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

The Company believes that it is currently reasonably insured against recall and product liability risks, at levels sufficient to cover potential claims that are reasonably likely to arise in the Company’s businesses based on past experience. Autoliv cannot assure that the level of coverage will be sufficient to cover every possible claim that can arise in our businesses, now or in the future, or that such coverage always will be available should we, now or in the future, wish to extend or increase insurance.

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

The table in Note 7 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three months ended March 31, 2013 and March 31, 2012, respectively.

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

For the three months ended March 31, 2013, approximately 0.7 million common shares were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the three months ended March 31, 2013 and March 31, 2012 approximately 0.1 million and 0.2 million shares, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended
	March 31, 2013	March 31, 2012
Weighted average shares basic	95.6	89.4
Effect of dilutive securities:
– stock options/share awards	0.2	0.3
– equity units 1)	—	4.1

Weighted average shares diluted	95.8	93.8

1)

For the three months ended March 31, 2012, 4.1 million shares were included in the dilutive weighted average share amount related to the Equity Units. The number of shares that was issued on April 30, 2012, related to the final settlement of the Equity Units, was approximately 5.8 million. This reflects the effect from the exchange of Equity Units discussed in Note 9 and taking into account all previously paid dividends, including the dividend paid in the first quarter 2012.

13 Subsequent Events

There were no reportable events subsequent to March 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2012 Annual Report on Form 10-K filed with the SEC on February 22, 2013. Unless otherwise noted, all dollar amounts are in millions.

Autoliv, Inc. is a Delaware corporation with its principal executive offices in Stockholm, Sweden. It was created from the merger of Autoliv AB (“AAB”) and the automotive safety products business of Morton International, Inc., in 1997. The Company functions as a holding corporation and owns two principal subsidiaries, AAB and Autoliv ASP, Inc. (“ASP”).

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

Autoliv’s filings with the United States Securities and Exchange Commission (the “SEC”), which include this Quarterly Report on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, insider transaction reports on Forms 3 and 4 and all related amendments, are made available free of charge on our corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of March 31
	2013	2012
Total parent shareholders’ equity per share	$39.79	$38.22
Operating working capital 1)	$633	$591
Capital employed 6)	$3,450	$3,370
Net (cash) debt 1)	$(373)	$(67)

Gross margin, % 2)	19.4	20.2
Operating margin, % 3)	8.5	7.0

Return on total equity, % 7)	13.2	12.0
Return on capital employed, % 8)	21.5	18.8

No. of employees at period-end 9)	42,847	39,525
Headcount at period-end 10)	52,060	49,547
Days receivables outstanding 4)	73	70
Days inventory outstanding 5)	30	29

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”
2)	Gross profit relative to sales
3)	Operating income relative to sales
4)	Outstanding receivables relative to average daily sales
5)	Outstanding inventory relative to average daily sales
6)	Total equity and net debt
7)	Net income relative to average total equity
8)	Operating income and equity in earnings of affiliates, relative to average capital employed
9)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
10)	Employees plus temporary, hourly workers

THREE MONTHS ENDED MARCH 31, 2013 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2012

Market overview

During the quarter January-March 2013, global LVP is estimated by IHS to have declined by 1% compared to the same quarter of 2012. This was 2 percentage points (pp) better than IHS’s expectations in January.

In Europe, where Autoliv generates more than 30% of its sales, LVP is estimated to have decreased by 8%. In Western Europe, the decrease was 12% while LVP in Eastern Europe was flat, which was 2 and 3 pp better, respectively, than IHS’s expectations in January.

In the Americas, which accounts for approximately 35% of Autoliv’s sales, LVP increased by 2%. In North America the increase was 1% and in South America 8%, which was 2 pp and 3 pp, respectively, more than IHS expected in January. Ford, GM and Chrysler increased their North American LVP by 1%, while North American LVP for Asian and European vehicle manufacturers was flat.

In China, which accounts for almost 15% of Autoliv’s sales, LVP grew by 12%, which was 3 pp more than expected.

In Japan, which accounts for almost 10% of Autoliv’s sales, LVP declined by 16% as IHS expected.

In the Rest of Asia (RoA), which accounts for approximately 10% of Autoliv’s sales, LVP grew by 5%, despite a 5% decline in the important South Korean market. This decline was offset by a 42% increase in Thailand, where LVP was hampered in the first quarter 2012 by the effects of the December 2011 flooding.

Consolidated Sales

The Company has substantial operations outside the United States and at the present time approximately 75% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S. dollar exchange rates when translated. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2013

(Dollars in millions)

	Europe		Americas		Japan		China		RoA		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	(8.9)	(67.1)	3.1	22.9	(14.6)	(35.0)	24.4	59.7	2.0	4.0	(0.7)	(15.5)
Effect of exchange rates	1.0	7.6	0.0	(0.2)	(14.0)	(33.3)	1.4	3.4	1.8	3.8	(0.9)	(18.7)
Impact of acquisitions/divestments	(1.3)	(9.7)	—	—	—	—	—	—	—	—	(0.4)	(9.7)
Reported net sales change	(9.2)	(69.2)	3.1	22.7	(28.6)	(68.3)	25.8	63.1	3.8	7.8	(2.0)	(43.9)

Compared to the first quarter of 2012, consolidated sales decreased by 2% to $2,135 million, partly due to negative currency effects and a small divestiture. Excluding divestitures and currency exchange effects, the organic sales decline was slightly less than 1% (non-U.S. GAAP measure, see reconciliation table above). This compares favorably with the expected decrease at the beginning of the quarter of 4%. The improvement reflects better than expected vehicle production in China and Europe, as well as better sales of high content vehicles, particularly in China.

Autoliv’s strong performance also reflects the Company’s success with such customers as Ford, the Chinese vehicle manufacturers, Fiat and Daimler. Sales with Chinese vehicle manufacturers grew organically by 45%, thereby offsetting much of the negative impacts resulting from customers in Western Europe.

Sales by Product

Sales of airbag products (including steering wheels and passive safety electronics) decreased by nearly 3% to $1,383 million. Excluding negative currency effects, airbag sales declined organically by slightly less than 2% due to the LVP-declines in Western Europe of 12% and Japan of 16%. Sales were favorably affected by higher volumes of knee airbags, steering wheels and passive safety electronics, while lower sales of side curtain airbags had a negative effect, mainly resulting from the lower LVP in Japan and Western Europe as well as model shifts in Europe.

Sales of seatbelt products declined by nearly 3% to $689 million, partly due to a small divestiture in 2012 and negative currency effects. Excluding these effects, organic sales of seatbelts declined by 1% primarily due to the LVP-drop in Western Europe. In Europe seatbelt sales were also negatively impacted by model shifts. Seatbelt sales also declined in Japan, but this was more than offset by strong seatbelt sales in China and the Americas.

Sales of active safety products (automotive radars, vision and night vision systems and cameras with driver assist systems) continued to grow rapidly and rose by 33%. This was mainly due to new radar business with Mercedes who is rolling out collision prevention assist across most of its platforms. In addition, sales of radar systems for Cadillac’s SRX, Chevrolet’s Traverse, Buick’s Verano and Enclave and GMC’s Acadia also grew rapidly.

Sales by Region

Consolidated sales from Autoliv’s European companies declined by 9 % to $686 million. Favorable currency effects of 1% were offset by a similar negative effect from a divestiture. As a result, organic sales also declined by 9%, while LVP dropped by 12% in the important Western European market where vehicles tend to have higher safety content than in Eastern Europe. This negative mix effect was partially offset by strong sales with the Land Rover’s Range Rover Evoque and Sport, as well as by the launch of Fiat’s new 500L.

Consolidated sales from Autoliv’s companies in the Americas increased by 3% to $756 million. In North America, organic sales increased by 3% compared to an LVP increase of 1%. The organic growth was mainly driven by sales to Ford with the recent launch of the Fusion and increase for the F-Series as well as from increased radar export sales for Mercedes due to their introduction of collision prevention assist. Autoliv’s outperformance by 2 pp of the North American LVP was driven by the Mercedes radar sales but was also due to the recent launches of Nissan’s Altima and Mitsubishi’s Outlander Sport.

Consolidated sales from Autoliv’s companies in China grew by close to 26% to $307 million, including positive currency effects of nearly 2 pp. The organic sales increase of slightly more than 24% was more than 10 pp higher than the LVP-growth in China and mainly reflects good mix with global car manufacturers with higher than average safety content, including the

GM/Wuling HongGuang; Ford Focus; Audi A6; Volkswagen Lavida and Sagitar; and Hyundai Santa Fe. An organic sales increase of 45% for Autoliv with the domestic Chinese vehicle manufacturers, in particular Great Wall Motor’s Haval H6 and M4, also contributed to Autoliv’s strong performance in China.

Consolidated sales from Autoliv’s companies in Japan declined by 29% to $171 million, due to negative currency effects of 14% and an organic sales decline of 15% resulting from the 16% decline in Japanese LVP. Additionally, Japanese LVP in 2012 was boosted by an increase in the manufacturing to make up for lost production in the wake of the tsunami in 2011.

Consolidated sales from Autoliv’s companies in the Rest of Asia (RoA) grew by 4% to $215 million, including a positive currency effect of 2%. Organic growth of 2% was 3 pp less than the increase in LVP mainly due to a 5% LVP-decline in the South Korean market, while LVP grew the most in Thailand where the average safety content per car is less than in South Korea. This negative geographical mix was partially offset by strong sales to Mitsubishi’s Mirage, Isuzu’s D-max, and Chevrolet’s Colorado.

Earnings

For the first quarter of 2013, gross profit amounted to $414 million and gross margin to 19.4% compared to $441 million and 20.2%, respectively, during the same quarter of 2012. These declines were mainly due to lower sales in Europe and Japan, inefficiencies in Europe, and negative transaction effects from currencies.

Operating income improved by $29 million to $182 million or 8.5% of sales from 7.0%. This improvement was due to a $59 million lower cost for capacity alignments and the antitrust investigations. Capacity alignment costs of about $3 million and antitrust investigations costs of about $1 million reduced operating margin by 0.3 pp in the first quarter of 2013, compared to 3.0 pp in the same quarter 2012. The better than expected outcome reflects the stronger than expected sales performance.

Income before taxes improved in line with operating income by $29 million to $170 million. Negative currency effects for cash and loans were offset primarily by lower interest expenses, net.

Net income attributable to controlling interest amounted to $124 million compared to $101 million in the first quarter of 2012. The effective tax rate was 26.5% compared to 28.1% in the same quarter of 2012, when discrete tax items increased the effective tax rate by 0.8 pp.

Earnings per share (EPS) assuming dilution improved by $0.22 to $1.29, mainly due to a 46 cent effect from lower costs for capacity alignments and antitrust investigations, partly offset by 24 cent lower underlying operating profit. The weighted average number of shares outstanding, assuming dilution, increased by 2% to 95.8 million from 93.8 million during the same quarter in 2012. This had a negative EPS effect of 3 cents, which was offset by a 3 cent impact from lower effective tax rate.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $141 million compared to $98 million in the same quarter of 2012.

Net cash provided by operating activities less net cash used in investing activities amounted to $55 million compared to $19 million during the same quarter of 2012. Capital expenditures, net of $86 million were $16 million more than depreciation and amortization expense in the quarter and $8 million more than capital expenditures during the first quarter of 2012. Capital expenditures, net were 4.0% of sales compared to 3.6% in the first quarter of 2012.

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

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	March 31, 2013	December 31, 2012	March 31, 2012
Total current assets	$3,449.1	$3,289.2	$3,195.7
Total current liabilities	(1,944.0)	(1,849.8)	(2,128.4)

Working capital	1,505.1	1,439.4	1,067.3
Cash and cash equivalents	(990.5)	(977.7)	(732.0)
Short-term debt	72.1	69.8	209.3
Derivative (asset) and liability, current	(1.3)	0.0	1.6
Dividends payable	47.8	47.7	44.7

Operating working capital	$633.2	$579.2	$590.9

Operating working capital (non-U.S. GAAP measure, see table above) increased to 7.7% of sales from 7.0% at the end of the previous quarter. The Company has a policy that working capital in relation to last 12-month sales should not exceed 10%.

Account receivables increased in relation to sales to 73 days outstanding from 67 days at the end of the previous quarter and from 70 days on March 31, 2012. Day’s inventory outstanding decreased to 30 days from 31 days on December 31, 2012 but increased from 29 days on March 31, 2012.

As part of efficiently managing the Company’s overall cost of funds, we routinely enter into “debt-related derivatives” (DRD) as part of our debt management. Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company’s debt. Included in the DRD is also the unamortized fair value adjustment related to a discontinued fair value hedge which will be amortized over the remaining life of the debt. By making these adjustments, the total economic liability of net debt is disclosed without grossing it up with currency or interest fair values that are offset by DRDs.

Reconciliation of “Net (cash) debt” to GAAP financial measure

(Dollars in millions)

	March 31, 2013	December 31, 2012	March 31, 2012
Short-term debt	$72.1	$69.8	$209.3
Long-term debt	561.0	562.9	468.7

Total debt	633.1	632.7	678.0
Cash and cash equivalents	(990.5)	(977.7)	(732.0)
Debt-related derivatives	(15.7)	(15.8)	(12.9)

Net (cash) debt	$(373.1)	$(360.8)	$(66.9)

The Company’s net cash position (non-U.S. GAAP measure, see table above) increased by $12 million during the quarter to $373 million on March 31, 2013. The quarterly dividend payment reduced net cash by $48 million. Gross interest-bearing debt was flat at $633 million.

During the quarter, total equity increased by $47 million to $3,823 million due to $125 million from net income, $2 million from pension liabilities and $4 million from common stock incentives. These increases were partially offset by a $48 million accrual for the declared dividend that will be paid in the second quarter and negative currency effects of $36 million. Total parent shareholders’ equity was $3,804 million corresponding to $39.79 per share.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Compared to the end of the previous quarter, total headcount (permanent employees and temporary personnel) increased by 1,100 persons to 52,060 on March 31, 2013. Of these additions, close to 1,000 were in low cost countries.

Currently, 71% of total Autoliv headcount are direct workers in manufacturing, 69% of the headcount are in low cost countries and 18% are temporary personnel. A year ago, these ratios were 71%, 66% and 20%, respectively.

Outlook

For the second quarter 2013 Autoliv’s consolidated and organic sales are expected to grow by approximately 3%, and the operating margin is expected to be around 8.5%, excluding costs for capacity alignments and antitrust investigations. The indication for the full year 2013 is now for a consolidated and organic sales growth in the range of 2% to 4%, a slight upward revision of the previous indication of 1% to 3%. The indication for an operating margin of around 9% remains unchanged despite the higher sales expectation, due to adverse transaction currency effects.

As in January, we expect the costs for the capacity alignment program to be in the range of $25 to $50 million for 2013, and the effective tax rate to be around 27% (excluding any discrete items), while operations are expected to generate a cash flow in the magnitude of $0.7 billion and capital expenditures to amount to approximately 4.5% of sales.

OTHER RECENT EVENTS

Launches in the 1st quarter 2013

•	Citroën’s new C4 Picasso: Frontal airbags, steering wheel, safety electronics, active seatbelts with pre-pretensioners and seatbelts with pretensioners.

•	Kia’s new Carens: Frontal airbags, inflatable curtains, side airbags and safety electronics.

•	Honda’s new Acura RLX: Driver airbag with steering wheel, side airbags and radar.

•	Chevrolet’s new Impala: Safety electronics and radar.

•	Skoda’s new Octavia: Seatbelts with pretensioners.

•	Fiat’s new 500L: Frontal airbags, steering wheels, inflatable curtains and side airbags.

•	Opel’s new Adam: Driver airbag with steering wheel and safety electronics.

•	Jaguar’s new F-Type: Frontal airbags, steering wheel, side airbags, seatbelts, safety electronics and hood lifters for pedestrian protection.

•	Maserati’s new Quattroporte: Inflatable curtains, seatbelts with pretensioners and cable cutter.

Other Events

•

This report includes a negative effect in consolidated sales of about $10 million from the divestiture in June 2012 of the non-core business of Autoliv Mekan AB, which had annual sales of approximately $37 million.

•

Autoliv has extended essentially all of its $1.1 billion revolving credit facility (RCF) from April 2017 to April 2018 with unchanged terms and conditions. This was the second and therefore last extension option included in the RCF agreement signed in 2011.

•

On April 17, 2013, a lawsuit was filed against Autoliv, Inc. and two of its officers in a U.S. District Court (SDNY, Civil Action File No. 13-CIV-2546). It is alleged that the defendants misrepresented or failed to disclose material facts that artificially inflated the Company’s stock price; failed to disclose prior to June 6, 2012 that employees had engaged in price fixing; and that the Company’s prior financial results had been inflated as a result. Plaintiff purports to bring this action on behalf of a class of purchasers of common stock of the Company between October 26, 2010 and August 1, 2011, and seeks to recover unspecified damages. The defendants deny any wrongdoing, believe the claims are baseless, and will defend accordingly.

Annual General Meeting of Stockholders

As previously announced the Board of Directors set Tuesday May 7, 2013 as the date for the Annual General Meeting of Stockholders to be held in Chicago, IL, USA.

Only stockholders of record at the close of business on March 11, 2013 will be entitled to be present and vote at the Meeting.

Dividend

As previously announced, the Company has declared a dividend to shareholders of 50 cents per share for the second quarter 2013.

This dividend will be payable on Friday, June 7, 2013 to Autoliv shareholders of record on the close of business on Wednesday, May 22.

The ex-date when the shares will trade without the right to the dividend will be Monday, May 20.

Next Report

Autoliv intends to publish the quarterly report for the second quarter 2013 on Friday, July 19, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2013, the Company’s future contractual obligations have not changed materially from the amounts reported in the 2012 Annual Report on Form 10-K filed with the SEC on February 22, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2013, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2012 Annual Report on Form 10-K filed with the SEC on February 22, 2013.

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

ITEM 1A. RISK FACTORS

The risk factor set forth below is in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013, which includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations, and is herein incorporated by reference.

We are subject to securities class action litigation in the U.S. and may be subject to additional litigation in the U.S. or elsewhere that could negatively impact our business

We are subject to a securities class action in the United States alleging a failure to disclose or misrepresentation of material facts relating to antitrust violations. The Company may be subject to additional, similar actions in the future. These types of lawsuits could require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash-flows or financial results. Currently the duration or ultimate outcome of the securities litigation cannot be predicted or estimated.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 on Form 10-K (File No. 001-12933, filing date February 22, 2013).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv, Inc. and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Consolidated Statements of Comprehensive Income: (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2013

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin
Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)