Form 10-Q
period 2013-06-30
AUTOLIV INC
filed 2013-07-19
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 15, 2013, there were 95,747,164 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcomes could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives discussed herein and the market reaction thereto; changes in general industry market conditions or regional growth or declines; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; fluctuation in vehicle production schedules for which the Company is a supplier; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in program awards and performance; the financial results of companies in which Autoliv has made technology investments or joint-venture arrangements; pricing negotiations with customers; our ability to be awarded new business; product liability, warranty and recall claims and other litigation and customer reactions thereto; higher expenses for our pension and other postretirement benefits including higher funding requirements of our pension plans; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; possible adverse results of pending or future litigation or infringement claims; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business (including securities or other litigation); tax assessments by governmental authorities; dependence on key personnel; legislative or regulatory changes limiting our business; political conditions; dependence on customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 10-K for the year ended December 31, 2012. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net sales	$2,197.5	$2,088.8	$4,332.5	$4,267.7

Cost of sales	(1,767.0)	(1,666.7)	(3,487.7)	(3,404.5)

Gross profit	430.5	422.1	844.8	863.2

Selling, general & administrative expenses	(97.0)	(93.9)	(192.9)	(187.5)
Research, development & engineering expenses, net	(130.4)	(126.9)	(259.5)	(253.2)
Amortization of intangibles	(5.0)	(5.1)	(10.2)	(9.7)
Other income (expense), net	(4.1)	(5.8)	(5.8)	(69.1)

Operating income	194.0	190.4	376.4	343.7

Equity in earnings of affiliates, net of tax	1.9	1.4	3.6	3.5
Interest income	0.7	0.7	1.6	1.5
Interest expense	(8.3)	(9.2)	(16.2)	(21.7)
Other financial items, net	4.4	(0.9)	(2.6)	(3.5)

Income before income taxes	192.7	182.4	362.8	323.5

Income tax expense	(53.3)	(56.2)	(98.3)	(95.9)

Net income	$139.4	$126.2	$264.5	$227.6

Less: net income attributable to non-controlling interests	0.7	(0.2)	2.3	0.7

Net income attributable to controlling interest	$138.7	$126.4	$262.2	$226.9

Net earnings per share – basic	$1.45	$1.35	$2.74	$2.48
Net earnings per share – diluted	$1.44	$1.33	$2.73	$2.40

Weighted average number of shares outstanding, net of treasury shares (in millions)	95.7	93.5	95.6	91.4

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	96.0	95.1	95.9	94.4

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	95.7	95.4	95.7	95.4

Cash dividend per share – declared	$0.50	$0.47	$1.00	$0.94
Cash dividend per share – paid	$0.50	$0.47	$1.00	$0.92

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income	$139.4	$126.2	$264.5	$227.6

Foreign currency translation adjustments	(18.7)	(48.4)	(54.6)	(21.2)
Defined benefit pension plan	2.5	1.6	5.0	3.6

Other comprehensive (loss), before tax	(16.2)	(46.8)	(49.6)	(17.6)

Income tax expense related to defined benefit pension plan	(0.9)	(0.6)	(1.8)	(1.3)

Other comprehensive (loss), net of tax	(17.1)	(47.4)	(51.4)	(18.9)

Comprehensive income	$122.3	$78.8	$213.1	$208.7

Less: comprehensive income attributable to non-controlling interest	1.0	(0.5)	2.6	0.5

Comprehensive income attributable to controlling interest	$121.3	$79.3	$210.5	$208.2

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	June 30, 2013 (unaudited)	December 31, 2012
Assets
Cash & cash equivalents	$1,042.4	$977.7
Receivables, net	1,716.5	1,509.3
Inventories, net	617.1	611.0
Other current assets	219.1	191.2

Total current assets	3,595.1	3,289.2

Property, plant & equipment, net	1,244.6	1,232.8
Investments and other non-current assets	321.1	341.3
Goodwill	1,602.7	1,610.8
Intangible assets, net	87.1	96.2

Total assets	$6,850.6	$6,570.3

Liabilities and equity
Short-term debt	$183.8	$69.8
Accounts payable	1,128.5	1,055.9
Accrued expenses	587.1	497.1
Other current liabilities	217.8	227.0

Total current liabilities	2,117.2	1,849.8

Long-term debt	440.2	562.9
Pension liability	258.3	255.4
Other non-current liabilities	129.1	126.1

Total non-current liabilities	827.6	944.4

Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	2,839.0	2,672.5
Accumulated other comprehensive income	(92.1)	(40.5)
Treasury stock	(292.9)	(305.5)

Total parent shareholders’ equity	3,886.1	3,758.6
Non-controlling interests	19.7	17.5

Total equity	3,905.8	3,776.1

Total liabilities and equity	$6,850.6	$6,570.3

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Six months ended
	June 30, 2013	June 30, 2012

Operating activities
Net income	$264.5	$227.6
Depreciation and amortization	139.4	135.7
Other, net	24.6	24.4
Changes in operating assets and liabilities	(95.9)	(71.1)

Net cash provided by operating activities	332.6	316.6

Investing activities
Expenditures for property, plant and equipment	(176.7)	(166.0)
Proceeds from sale of property, plant and equipment	2.5	2.4
Acquisitions and divestitures of businesses and other, net	(0.4)	4.2

Net cash used in investing activities	(174.6)	(159.4)

Financing activities
Net increase (decrease) in short-term debt	115.8	(6.7)
Issuance of long-term debt	—	6.4
Repayments and other changes in long-term debt	(114.3)	(8.4)
Dividends paid	(95.6)	(85.0)
Common stock issue, net	—	106.3
Common stock options exercised	9.1	9.8
Other, net	0.4	(1.7)

Net cash (used in) provided by financing activities	(84.6)	20.7

Effect of exchange rate changes on cash and cash equivalents	(8.7)	0.2

Increase in cash and cash equivalents	64.7	178.1

Cash and cash equivalents at beginning of period	977.7	739.2

Cash and cash equivalents at end of period	$1,042.4	$917.3

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2013

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

2 New Accounting Pronouncements

The following accounting guidance has been issued and is effective for the Company in or after fiscal year 2013:

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires disclosure of financial instruments and derivatives that are either offset on the balance sheet in accordance with Accounting Standards Codification (ASC) 210-20-45 or ASC 815-10-45, or subject to a master netting arrangement, irrespective of whether they are offset on the balance sheet. ASU No. 2011-11 is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. Entities should provide the disclosures required by this ASU retrospectively for all comparative periods presented. Subsequent to the issuance of ASU 2011-11, the FASB issued in January 2013 ASU 2013-01 and limited the scope of the new balance sheet offsetting disclosure requirements to certain derivatives, repurchase agreements and securities lending arrangements. The adoption of ASU 2011-11 and ASU 2013-01 had an impact on the Company’s disclosures about its financial instruments in the consolidated financial statements.

3 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at June 30, 2013 are foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the Consolidated Statement of Income when the hedge transaction affects net earnings. There were no reclassifications from OCI to the Consolidated Statement of Income during the three and six months ended June 30, 2013 and June 30, 2012 and, likewise, no reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial. During the first quarter of 2013 the Company closed a $60 million interest rate swap and the amount received was included in the debt balance and will be amortized over the remaining life of the underlying debt. No fair value adjustments were made as a consequence of the close-out.

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

The following tables summarize the valuation of the Company’s derivatives by the above noted pricing observability levels:

		Fair Value Measurements at June 30, 2013
		Using
Description	Total carrying amount in Consolidated Balance Sheet June 30, 2013	Level 1	Level 2	Level 3

Assets
Derivatives a)	$0.4	—	$0.4	—
Total Assets	$0.4	—	$0.4	—

Liabilities
Derivatives	$0.4	—	$0.4	—
Total Liabilities	$0.4	—	$0.4	—

a)	The decrease from year end is explained by the closure of a $60 million interest rate swap in Q1 of 2013.

		Fair Value Measurements at December 31, 2012
		Using
Description	Total carrying amount in Consolidated Balance Sheet December 31, 2012	Level 1	Level 2	Level 3

Assets
Derivatives	$16.5	—	$16.5	—
Total Assets	$16.5	—	$16.5	—

Liabilities
Derivatives	$0.7	—	$0.7	—
Total Liabilities	$0.7	—	$0.7	—

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. Although the Company is party to close-out netting agreements with all derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, have been presented on a gross basis. The net amounts subject to netting agreements that the Company choose not to offset are presented in footnotes. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

			Fair Value Measurements at June 30, 2013
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 7 years (fair value hedge) a)	$—		$—		$—		Other non-current asset
Total derivatives designated as hedging instruments	$—		$—		$—

Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$503.8	1)	$0.4	2)	$0.4	3)	Other current assets/liabilities
Total derivatives not designated as hedging instruments	$503.8		$0.4		$0.4
Total derivatives	$503.8		$0.4		$0.4

1)	Net amount after deducting for offsetting swaps $472.4 million.
2)	Net amount after deducting for offsetting swaps $0.4 million.
3)	Net amount after deducting for offsetting swaps $0.4 million.
a)	The decrease from year end is explained by the closure of a $60 million interest rate swap in Q1 of 2013.

			Fair Value Measurements at December 31, 2012
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 7 years (fair value hedge)	$60.0		$15.8		$—		Other non-current asset
Total derivatives designated as hedging instruments	$60.0		$15.8		$—

Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$700.8	1)	$0.7	2)	$0.7	3)	Other current assets/liabilities
Total derivatives not designated as hedging instruments	$700.8		$0.7		$0.7
Total derivatives	$760.8		$16.5		$0.7

1)	Net amount after deducting for offsetting swaps $569.9 million.
2)	Net amount after deducting for offsetting swaps $0.6 million.
3)	Net amount after deducting for offsetting swaps $0.6 million.

Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended June 30, 2013
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 7 years (fair value hedge) a)	$—	$—	$—	$—	$—	$—
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$—	$—	$—	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

a)	The decrease from year end is explained by the closure of a $60 million interest rate swap in Q1 of 2013.

		Amount of gain (loss) recognized in Consolidated Statement of Income Six months ended June 30, 2013
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 7 years (fair value hedge) a)	$—	$—	$(1.3)	$—	$—	$—
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$—	$—	$1.3	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

a)	The decrease from year end is explained by the closure of a $60 million interest rate swap in Q1 of 2013.

		Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended June 30, 2012
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 8 years (fair value hedge)	$60.0	$—	$1.5	$—	$—	$—
Total derivatives designated as hedging instruments	$60.0
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(1.5)	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

		Amount of gain (loss) recognized in Consolidated Statement of Income Six months ended June 30, 2012
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 8 years (fair value hedge)	$60.0	$—	$0.9	$—	$—	$—
Total derivatives designated as hedging instruments	$60.0
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(0.9)	$—	$—	$—
Total gain(loss) in Consolidated Statement of Income			$0.0

			Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended June 30, 2013
Description	Nominal Volume		Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$503.8	1)	$(1.2)	$(0.0)	$—
Total derivatives not designated as hedging instruments	$503.8

1)	Net amount after deducting for offsetting swaps $472.4 million.

			Amount of gain (loss) recognized in Consolidated Statement of Income Six months ended June 30, 2013
Description	Nominal Volume		Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$503.8	1)	$(0.0)	$0.0	$—
Total derivatives not designated as hedging instruments	$503.8

1)	Net amount after deducting for offsetting swaps $472.4 million.

			Amount of gain (loss) recognized in Consolidated Statement of Income Three months ended June 30, 2012
Description	Nominal Volume		Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$1,449.0	1)	$(4.4)	$(0.1)	$—
Total derivatives not designated as hedging instruments	$1,449.0

1)	Net amount after deducting for offsetting swaps $675.7 million.

			Amount of gain (loss) recognized in Consolidated Statement of Income Six months ended June 30, 2012
Description	Nominal Volume		Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$1,449.0	1)	$(9.9)	$0.1	$—
Total derivatives not designated as hedging instruments	$1,449.0

1)	Net amount after deducting for offsetting swaps $675.7 million.

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

Fair Value of Debt

	June 30,	June 30,	December 31,	December 31,
	2013	2013	2012	2012
	Carrying	Fair	Carrying	Fair
Long-term debt	value1)	value	value1)	value
U.S. Private placement	$303.8	$321.7	$305.8	$329.5
Medium-term notes	96.8	95.6	99.8	99.4
Notes	0	0	107.6	108.9
Other long-term debt	39.6	39.6	49.7	49.7

Total	$440.2	$456.9	$562.9	$587.5

Short-term debt
Overdrafts and other short-term debt	$68.8	$68.8	$60.3	$60.3
Short-term portion of long-term debt	115.0	116.9	9.5	9.5

Total	$183.8	$185.7	$69.8	$69.8

1)	Debt as reported in balance sheet.

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

As of June 30, 2013 the Company had $70.7 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 6). For the three and six months ended June 30, 2013, the Company did not record any impairment charges on its long-lived assets.

4 Income Taxes

For the first six months of 2013, the effective tax rate was 27.1%, compared with an effective tax rate of 29.6% in the first six months of 2012. In the first six months of 2013, the net impact of discrete tax items caused a 0.7% decrease to the effective tax rate. The net impact of discrete tax items in the first six months of 2012 caused a 0.4% increase to the effective tax rate.

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

The Company is undergoing tax audits in several jurisdictions covering multiple years. As of June 30, 2013, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the second quarter of 2013, the Company recorded a net increase of $0.1 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $20.5 million recorded at June 30, 2013, $2.3 million is classified as current tax payable and $18.2 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	June 30, 2013	December 31, 2012
Raw materials	$298.7	$287.7
Work in progress	219.2	225.9
Finished products	180.7	180.9

Inventories	698.6	694.5
Inventory valuation reserve	(81.5)	(83.5)

Total inventories, net of reserve	$617.1	$611.0

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

Second quarter of 2013

The employee-related restructuring provisions in the second quarter of 2013 mainly relate to headcount reductions in Europe. The cash payments mainly relate to high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2013 to June 30, 2013.

	March 31,	Provision/	Provision/	Cash	Translation	June 30,
	2013	Charge	Reversal	payments	difference	2013
Restructuring employee-related	$70.1	$3.0	$(0.1)	$(4.1)	$1.3	$70.2
Other	0.5	—	—	(0.0)	0.0	0.5

Total reserve	$70.6	$3.0	$(0.1)	$(4.1)	$1.3	$70.7

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

	December 31,	Provision/	Provision/	Cash	Translation	March 31,
	2012	Charge	Reversal	payments	difference	2013
Restructuring employee-related	$74.9	$2.3	$(0.1)	$(4.7)	$(2.3)	$70.1
Other	0.9	—	—	(0.4)	0.0	0.5

Total reserve	$75.8	$2.3	$(0.1)	$(5.1)	$(2.3)	$70.6

2012

In 2012, the employee-related restructuring provisions mainly related to headcount reductions throughout Europe. The cash payments mainly related to high-cost countries in Europe. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2011 to December 31, 2012.

	December 31,	Provision/	Provision/	Cash	Translation	December 31,
	2011	Charge	Reversal	payments	difference	2012
Restructuring employee-related	$31.4	$76.6	$(1.8)	$(33.3)	$2.0	$74.9
Other	0.9	0.3	(0.3)	(0.0)	—	0.9

Total reserve	$32.3	$76.9	$(2.1)	$(33.3)	$2.0	$75.8

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions for the three and six months ended June 30, 2013 mainly relate to recall related issues. The cash paid for the three and six months ended June 30, 2013 related mainly to warranty related issues. The provisions for the three and six months ended June 30, 2012 mainly related to warranty related issues. The cash paid for the three and six months ended June 30, 2012 related mainly to recall related issues.

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Reserve at beginning of the period	$36.0	$39.0	$29.9	$33.0
Change in reserve	3.9	0.9	13.5	9.8
Cash payments	(2.7)	(7.5)	(5.7)	(10.8)
Translation difference	(0.1)	(0.8)	(0.6)	(0.4)

Reserve at end of the period	$37.1	$31.6	$37.1	$31.6

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Condensed Consolidated Financial Statements of the Company for the three and six months ended June 30, 2013 and June 30, 2012.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 22, 2013.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$5.6	$4.8	$11.3	$9.7
Interest cost	4.9	4.7	9.9	9.4
Expected return on plan assets	(3.9)	(3.5)	(7.8)	(7.0)
Amortization prior service credit	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of actuarial loss	3.1	2.2	6.1	4.4

Net Periodic Benefit Cost	$9.5	$8.0	$19.1	$16.1

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

The Company allocated proceeds received upon issuance of the Equity Units based on relative fair values at the time of issuance. The fair value of the purchase contract at issuance was $3.75 and the fair value of the note was $21.25. The discount on the notes is amortized using the effective interest rate method. Accordingly, the difference between the stated rate (i.e. cash payments of interest) and the effective interest rate is credited to the value of the notes. Thus, at the end of the three years, the notes were stated on the balance sheet at their face amount. The Company allocated 1% of the 6% of underwriting commissions paid to the debt as deferred charges based on commissions paid for similar debt issuances, but including factors for market conditions at the time of the offering and the Company’s credit rating. The deferred charges were being amortized over the life of the note (until the remarketing settlement date on March 15, 2012) using the effective interest rate method. The remaining underwriting commissions of 5% were allocated to the equity forward and recorded as a reduction to paid-in capital. The fees associated with the remarketing were allocated the same way and the deferred charges will be similarly amortized over the life of the notes until April 30, 2014. Following separately negotiated accelerated exchanges with holders representing an aggregate of approximately 2.3 million Equity Units in the second quarter 2010, 4,250,920 Equity Units remained outstanding prior to settlement on April 30, 2012.

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

10 Non-Controlling Interest

	April-June 2013			April-June 2012
	Equity attributable to			Equity attributable to
	Parent	Non- controlling interest	Total	Parent	Non- controlling interest	Total

Balance at beginning of period	$3,803.9	$19.1	$3,823.0	$3,420.7	$16.6	$3,437.3

Total Comprehensive Income:
Net income	138.7	0.7	139.4	126.4	(0.2)	126.2

Foreign currency translation	(19.0)	0.3	(18.7)	(48.1)	(0.3)	(48.4)
Defined benefit pension plan	1.6	—	1.6	1.0	—	1.0

Total Comprehensive Income	121.3	1.0	122.3	79.3	(0.5)	78.8
Common Stock incentives	8.8	—	8.8	4.4	—	4.4
Cash dividends declared	(47.9)	—	(47.9)	(45.0)	—	(45.0)
Common stock issuance, net	—	—	—	106.2	—	106.2
Dividends paid to non-controlling interests on subsidiary shares	—	(0.4)	(0.4)	—	(0.8)	(0.8)

Balance at end of period	$3,886.1	$19.7	$3,905.8	$3,565.6	$15.3	$3,580.9

	January-June 2013			January-June 2012
	Equity attributable to			Equity attributable to
	Parent	Non- controlling interest	Total	Parent	Non- controlling interest	Total

Balance at beginning of period	$3,758.6	$17.5	$3,776.1	$3,333.4	$15.6	$3,349.0

Total Comprehensive Income:
Net income	262.2	2.3	264.5	226.9	0.7	227.6

Foreign currency translation	(54.9)	0.3	(54.6)	(21.0)	(0.2)	(21.2)
Defined benefit pension plan	3.2	—	3.2	2.3	—	2.3

Total Comprehensive Income	210.5	2.6	213.1	208.2	0.5	208.7
Common Stock incentives	12.7	—	12.7	8.9	—	8.9
Cash dividends declared	(95.7)	—	(95.7)	(89.7)	—	(89.7)
Common stock issuance, net	—	—	—	104.8	—	104.8
Dividends paid to non-controlling interests on subsidiary shares	—	(0.4)	(0.4)	—	(0.8)	(0.8)

Balance at end of period	$3,886.1	$19.7	$3,905.8	$3,565.6	$15.3	$3,580.9

11 Contingent Liabilities

Legal Proceedings

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters. Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, and with the exception of losses resulting from the antitrust proceedings described below, it is the opinion of management that the various legal proceedings and investigations to which the Company currently is a party will not have a material adverse impact on the condensed consolidated financial position of Autoliv, but the Company cannot provide assurance that Autoliv will not experience material litigation, product liability or other losses in the future.

General Litigation

In 2009, Autoliv initiated a closure of its Normandy Precision Components (“NPC”) plant located in France. Most of the former NPC-employees that were not “protected” (i.e. not union representatives) filed claims in a French court claiming damages in an aggregate amount of €12 million (approximately $16 million) and/or other remedies. In February 2012, the French court ruled in favor of plaintiffs in an aggregate amount of €5.6 million (approximately $7 million), while rejecting certain other claims. As required under French law, Autoliv had previously paid the €5.6 million award while appealing the matter. On appeal, the court reduced the amount owed by Autoliv to some employees and increased the amount to be paid to others. The court also assessed the compensation to be paid to the French government for past unemployment payments, for a total additional cost of approximately €1.0 million (approximately $1.3 million).

In May 2008, a French court placed Eric Molleux Technologies Composants (“EMT”) into receivership. As a result of Autoliv’s previous relationship with EMT, the liquidator initiated proceedings against Autoliv France in March 2012 and requested payment of €16.3 million (approximately $21 million) for debt owed by EMT to its creditors, as well as an additional €4 million (approximately $5 million) for associated debt. In June 2013, EMT and Autoliv reached a settlement agreement whereby Autoliv would pay EMT €4 million (approximately $5 million) in consideration of a waiver of all claims by EMT and its liquidator. This agreement is subject to court approval.

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

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for a similar investigation. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of June 30, 2013. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

On October 3, 2012, the Company received a letter from the Competition Bureau of Canada related to the subjects investigated by the DOJ and EC, seeking the voluntary production of certain corporate records and information related to sales subject to Canadian jurisdiction. On November 6, 2012, the Korean Fair Trade Commission visited one of the Company’s South Korean subsidiaries to gather information for a similar investigation. The Company cannot predict the duration, scope or ultimate outcome of either of these investigations and is unable to estimate the financial impact they may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has not recorded a provision for loss as of June 30, 2013 with respect to either of these investigations. Also, since the Company’s plea agreement with the DOJ involved the actions of employees of a Japanese subsidiary, the Japan Fair Trade Commission is evaluating whether to initiate an investigation.

The Company is also subject to civil litigation alleging anti-competitive conduct. Notably, the Company, several of its subsidiaries and its competitors are defendants in a total of fifteen purported antitrust class action lawsuits filed between July 2012 and July 2013. Thirteen of these lawsuits, brought by direct purchasers, auto dealers and end-payors, have been consolidated in the Occupant Safety Systems (OSS) segment of the Automobile Parts Antitrust Litigation, a Multi-District Litigation (MDL) proceeding in the United States District Court for the Eastern District of Michigan. Based on current schedules, substantive discovery in the OSS segment of the MDL, which includes Autoliv, is not likely to begin before May 2014. The other two lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013 and M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013).

Plaintiffs in the above U.S. and Canadian civil antitrust class actions generally allege that the defendants have engaged in long-running global conspiracies to fix the prices of occupant safety systems or components thereof in violation of various antitrust laws and unfair or deceptive trade practice statutes. Plaintiffs seek to represent purported classes of direct purchasers, auto dealers and end-payors (e.g. consumers) who purchased occupant safety systems or components either directly from a defendant or indirectly through purchases of new vehicles containing such systems. Plaintiffs seek injunctive relief, treble damages and attorneys’ fees. The plaintiffs in these cases make allegations that extend significantly beyond the specific admissions of the plea discussed above. The Company denies these overly broad allegations and intends to actively defend itself against the same. While it is probable that the Company will incur losses as a result of these antitrust cases, the duration or ultimate outcome of these cases currently cannot be predicted or estimated and no provision for a loss has been recorded as of June 30, 2013.

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

The table in Note 7 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and six months ended June 30, 2013 and June 30, 2012, respectively.

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

For the three and six months ended June 30, 2013, approximately 0.0 million and 0.2 million common shares, respectively, were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the six months ended June 30, 2013 and June 30, 2012 approximately 0.2 million and 0.3 million shares, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Weighted average shares basic	95.7	93.5	95.6	91.4
Effect of dilutive securities:
– stock options/share awards	0.3	0.3	0.3	0.3
– equity units 1)	—	1.3	—	2.7

Weighted average shares diluted	96.0	95.1	95.9	94.4

1)

For the three and six months ended June 30, 2012, 1.3 million and 2.7 million shares, respectively, were included in the dilutive weighted average share amount related to the Equity Units. The number of shares that were issued on April 30, 2012, related to the final settlement of the Equity Units, was approximately 5.8 million. This reflects the effect from the exchange of Equity Units discussed in Note 9 and takes into account all previously paid dividends, including the dividend paid in the first quarter 2012.

13 Subsequent Events

There were no reportable events subsequent to June 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 22, 2013. Unless otherwise noted, all dollar amounts are in millions.

Autoliv, Inc. (“Autoliv” or the “Company”) is a Delaware corporation with its principal executive office in Stockholm, Sweden. It was created from the merger of Autoliv AB (“AAB”) and the automotive safety products business of Morton International, Inc., in 1997. The Company functions as a holding corporation and owns two principal subsidiaries, AAB and Autoliv ASP, Inc. (“ASP”).

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

Autoliv’s filings with the SEC, which include this Quarterly Report on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, insider transaction reports on Forms 3 and 4 and all related amendments, are made available free of charge on our corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC.

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

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see “Organic sales”, “Operating working capital” and “Net (cash) debt”. Management believes that these non-U.S. GAAP financial measures assist investors in analyzing trends in the Company’s business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as a substitute for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to U.S. GAAP. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies. Non-U.S. GAAP financial measures are marked with a (*).

RESULTS OF OPERATIONS

Comments from Jan Carlson, President and CEO

“Autoliv had a solid quarter achieving record sales and a solid operating margin. The global vehicle production developed slightly better than anticipated, and through good execution, and high deliveries to well performing vehicle platforms we were able to benefit from the increase. During the quarter Autoliv held a Capital Market Day outlining future strategies for growth, and it is especially pleasing to see the key strategic growth areas of active safety, and new growth markets, specifically China, performing well.

In our new growth area of active safety, organic sales grew by more than 70%. This strong performance gives further confidence that we are on track to achieve our target of $500 million in active safety sales in 2015. We also continue to benefit from our long-term presence in China. We had another quarter with double digit sales growth, largely driven by the Chinese OEMs. This focus on safety from leading Chinese car manufacturers is an important trend for the future and Autoliv is well positioned to continue to benefit from it.

European sales in the quarter were stronger than expected, driven by an unexpected increase in vehicle production and high sales to premium European car makers. However, we remain cautious regarding Europe, as we don’t see any improvement in vehicle production or overall economic recovery in the region and the adjustment of our European production footprint is taking longer than previously expected.

We enter the second half of the year guided by our business plan outlined at the Capital Market Day in May and with a sharp focus on continued execution of our strategies.”

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of June 30		Six months ended or as of June 30
	2013	2012	2013	2012
Total parent shareholders’ equity per share	$40.61	$37.38	$40.61	$37.38
Operating working capital 1)	$667	$554	$667	$554
Capital employed 6)	$3,474	$3,298	$3,474	$3,298
Net (cash) debt 1)	$(432)	$(283)	$(432)	$(283)
Gross margin, % 2)	19.6	20.2	19.5	20.2
Operating margin, % 3)	8.8	9.1	8.7	8.1
Return on total equity, % 7)	14.4	14.4	13.8	13.2
Return on capital employed, % 8)	22.6	23.0	22.1	21.0
No. of employees at period-end 9)	44,151	39,947	44,151	39,947
Headcount at period-end 10)	53,555	49,832	53,555	49,832
Days receivables outstanding 4)	72	69	73	68
Days inventory outstanding 5)	29	30	30	29

1)	See tabular presentation reconciling this non-U.S.GAAP measure to U.S.GAAP below under the heading “Liquidity and Sources of Capital”
2)	Gross profit relative to sales
3)	Operating income relative to sales
4)	Outstanding receivables relative to average daily sales
5)	Outstanding inventory relative to average daily sales
6)	Total equity and net debt
7)	Net income relative to average total equity
8)	Operating income and equity in earnings of affiliates, relative to average capital employed
9)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
10)	Employees plus temporary, hourly workers

THREE MONTHS ENDED JUNE 30, 2013 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2012

Market overview

During the quarter April-June 2013, global Light Vehicle Production (LVP) is estimated by IHS to have increased by more than 3% compared to the same quarter of 2012. This was almost 2 percentage points (pp) better than the IHS expectation in April.

In Europe, where Autoliv generates more than 30% of its sales, LVP is estimated to have grown by 1%. This was 4 pp better than the IHS expectation in April. The improvement comes from Western Europe, where LVP is estimated to have grown by 2% compared to the 3.5% decline expected at the beginning of the quarter.

In the Americas, which constitutes roughly 35% of Autoliv’s sales, LVP increased by 9%, almost 4 pp better than expected by IHS in April. In North America the increase was 6%, almost 2 pp higher than previous expectations. In South America the increase was 22%, a 13 pp improvement compared to April estimates.

In China, which accounts for close to 15% of Autoliv’s sales LVP grew by 10%, which was almost 2 pp more than previously expected.

In Japan, which accounts for almost 10% of Autoliv’s sales, LVP declined by around 10%, 3 pp less than expected.

In the Rest of Asia (RoA), which represents approximately 10% of Autoliv’s sales, LVP declined by 1%, compared to 2% growth expected in April. The biggest difference was in India, where LVP decreased by 6% compared to a previously expected increase of 3%, and other Asia, primarily Thailand and Indonesia, which showed 5% growth compared to 9% expected in April.

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

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2013

(Dollars in millions)

	Europe		Americas		Japan		China		RoA		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	3.8	25.8	6.5	47.3	(4.2)	(8.9)	15.6	42.5	6.1	12.4	5.7	119.1
Effect of exchange rates	2.4	16.3	1.6	11.5	(19.5)	(41.1)	1.9	5.2	2.3	4.6	(0.2)	(3.5)
Impact of acquisitions/divestments	(1.0)	(6.9)	—	—	—	—	—	—	—	—	(0.3)	(6.9)
Reported net sales change	5.2	35.2	8.1	58.8	(23.7)	(50.0)	17.5	47.7	8.4	17.0	5.2	108.7

Compared to the second quarter of 2012, consolidated sales increased by 5% to $2,198 million. The sales growth was negatively impacted by $7 million from a divestiture in 2012 and more than $3 million from adverse currency effects. Excluding these negative effects the organic sales* increase was close to 6%. This organic sales* growth compares favorably to the expectation of approximately 3% communicated in our April guidance.

The main reasons that Autoliv beat its guidance were better than expected vehicle production in Europe, Japan and North America along with a favourable model mix for Autoliv with premium brands in Europe.

Sales by Product

Sales of airbag products (including steering wheels and passive safety electronics) increased by close to 4% to $1,420 million. Excluding negative currency effects, airbag sales grew by more than 4% organically. Sales were particularly strong in China. Knee airbags continued their rapid growth with a 90% increase, due to ramp ups in North America and Europe.

Sales of seatbelt products increased by close to 4% to $693 million. Positive currency effects of around 1% were offset by a similar negative effect from a small divestiture. Hence, organic sales grew in line with consolidated sales. The strongest growth was in China, with both global and local manufacturers. Sales were also driven by a 12% organic sales increase in active seatbelts.

Sales of active safety products (automotive radars, night vision systems and vision camera with driver assist systems) grew more than 70% to $85 million. This strong growth was primarily driven by the continued roll-out of Collision Prevention Assist (CPA) across most Mercedes´ platforms and growing, as well as, new radar business with GM’s Chevrolet, Cadillac, GMC and Buick brands.

Sales by Region

Consolidated sales from Autoliv’s European companies increased by 5% to $709 million. This included positive currency effects of over 2% and a 1% negative effect from a divestiture in 2012, resulting in an organic sales* growth of 4%. Autoliv’s strong performance primarily resulted from a good model mix with premium brands such as BMW, Jaguar Land Rover and Mercedes as well as strong sales for several Ford models, the Peugeot 2008 and Renault’s Clio, where Autoliv has a high delivery value per vehicle.

Consolidated sales from Autoliv’s companies in the Americas increased by 8% to $788 million. Organically sales* increased by 7%. In North America Autoliv’s strong growth was mainly due to the Mercedes’ CPA being rolled out across most platforms, strong sales for Mercedes’ GL, Ford’s Fusion, Jeep’s Patriot and Compass, the ramp up of Cadillac’s ATS and new radar business for Cadillac’s SRX.

Consolidated sales from Autoliv’s companies in China increased by close to 18% to $320 million. Excluding positive currency effects organic sales* growth was close to 16%. This continued strong performance in China was driven by strong vehicle demand for high Autoliv content vehicles, especially with Chinese OEMs such as Great Wall’s Haval H6, Geely’s Emgrand and Jianghuai Auto’s Refine S5. Ramp up of Ford’s Kuga, Hyundai’s Santa Fe and VW’s Lavida were also strong sales drivers.

Consolidated sales from Autoliv’s companies in Japan declined by close to 24% to $161 million. Excluding a dramatic 20% negative currency effect, organic sales* declined by 4%. The decline was seen for almost all customers, however Autoliv outperformed the LVP due to low or no content on the sharpest declining platforms. Autoliv’s decline was mainly due to volume decreases for Honda and ramp down of Suzuki’s Wagon R.

Consolidated sales from Autoliv’s companies in RoA increased by 8% to $220 million. Excluding a 2% positive effect from currencies, organic sales* increased by 6%. This was primarily driven by the ramp up of high Autoliv content vehicles in Thailand such as Mitsubishi’s Mirage.

Earnings

For the second quarter of 2013 gross profit amounted to $431 million and gross margin to 19.6%, compared to $422 million and 20.2%, respectively during the same quarter last year. The decline in gross margin was mainly due to changes in production footprint for growth, operational inefficiencies in Europe and adverse currency effects.

Operating income was $194 million, or 8.8% of sales, compared to $190 million, or 9.1% of sales for the same period one year ago. Antitrust and capacity alignment costs of $6 million reduced the operating margin by 0.3 pp. Excluding these costs, operating margin was 9.1%* for the quarter compared to our guidance of “around 8.5%”. The better than expected outcome is due to the higher than expected organic sales growth in the quarter.

Income before taxes improved by $10 million to $193 million, mainly due to the improved operating income and the positive unrealized currency effects of cash and loans of about $4 million and lower interest expense net of about $1 million. Net income attributable to controlling interest was $139 million, compared to $126 million for the second quarter of 2012. The effective tax rate was 27.6% compared to 30.8% for the same quarter of 2012. Last year unfavorable mix and catch up adjustment increased the tax rate by 2.5 pp, discrete tax items were immaterial. This year discrete tax items, net decreased the effective tax rate by 1.0 pp, but unfavorable mix and catch up adjustment increased the tax rate by 1.2 pp.

Earnings Per Share (EPS) assuming dilution improved by $0.11, or 8%, to $1.44, due to a lower effective tax rate, 6 cent, and favorable interest expense and other financial items, net, 5 cent. The weighted average number of shares outstanding assuming dilution increased by less than 1% to 96.0 million from 95.1 million during the same quarter of 2012.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2012

Market overview

During the six-month period from January – June 2013, global LVP is estimated by IHS to have increased by over 1%.

In Europe, LVP decreased by 4%. In Western Europe the decline was 5%, while LVP in Eastern Europe decreased by more than 1%.

In the Americas, LVP increased by 6%. In North America the increase was almost 4% and in South America 15%.

In China, LVP grew by over 12% and in the Rest of Asia by 2%.

In Japan LVP declined by more than 13% after the rebound in the same period in 2012 partly due to the build-up phase after the 2011 tsunami.

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

Reconciliation of the change in “Organic sales” to GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2013

(Dollars in millions)

	Europe		Americas		Japan		China		RoA		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	(2.9)	(41.4)	4.8	70.2	(9.7)	(43.8)	19.8	102.2	4.0	16.5	2.4	103.7
Effect of exchange rates	1.7	24.0	0.8	11.3	(16.6)	(74.5)	1.6	8.6	2.1	8.3	(0.5)	(22.3)
Impact of acquisitions/divestments	(1.2)	(16.6)	—	—	—	—	—	—	—	—	(0.4)	(16.6)
Reported net sales change	(2.4)	(34.0)	5.6	81.5	(26.3)	(118.3)	21.4	110.8	6.1	24.8	1.5	64.8

For this year’s first six months, consolidated sales increased by close to 2% to $4,333 million, compared to the same period in 2012. Sales was negatively impacted by $22 million from adverse currency effects and by $17 million from a divestiture in 2012. Excluding these negative effects the organic sales* increase was more than 2%.

Sales by Product

Sales of airbag products were virtually flat at $2,803 million. Excluding adverse currency effects organic sales grew by just over 1%.

Sales of seatbelt products were also virtually flat at $1,382 million. Excluding the negative effects from a minor divestiture, organic sales grew by 1%.

Sales of active safety products increased to $148 million. Excluding a positive currency effect of close to 1% organic sales increased by 52%.

Sales by Region

Sales from Autoliv’s European companies decreased by more than 2% to $1,394 million. Excluding the negative effect from a small divestiture in 2012 and positive currency effects, organic sales* decreased by 3%.

Sales from Autoliv’s companies in the Americas increased by close to 6% to $1,545 million. Excluding positive currency effect the organic sales* growth was 5%.

Sales from Autoliv’s companies in China increased by over 21% to $627 million, including positive currency effects of close to 2% resulting in organic sales* growth of 20%. This strong development was driven by high content on local OEM vehicles in combination with a good mix of Autoliv content with the global OEMs, and the rapid increase in light vehicle production.

Sales from Autoliv’s companies in Japan decreased by 26%, to $332 million, including negative currency effects of over 16%. The organic sales* decrease was 10%.

Sales from Autoliv’s companies in the Rest of Asia increased by 6% to $435 million, including a positive currency effect of 2%. Organic sales* grew by 4%. The growth was primarily driven by an increase for models with high Autoliv content ramping up in Thailand.

Earnings

Gross profit amounted to $845 million and gross margin to 19.5% compared to $863 million and 20.2%, respectively, in the first six months of 2012. The decline in gross margin was mainly due to changes in production footprint for growth, operational inefficiencies in Europe and adverse currency effects.

Operating income increased by $33 million to $376 million. Operating margin increased by 0.6 pp to 8.7% due to $46 million lower costs for capacity alignments and $13 million lower costs for antitrust investigations. Excluding these costs operating margin was 8.9%*.

Income before taxes increased by $39 million to $363 million, which was $6 million more than the increase in operating income, mainly due to lower interest expense.

Net income attributable to controlling interest amounted to $262 million compared to $227 million for the same period in 2012. Income tax expense was $98 million. The effective tax rate was 27.1% compared to 29.6% for the same six month period last year. Discrete tax items, net decreased the tax rate in 2013 by 0.7 pp. Mix effect in 2013 was favorable compared to 2012.

Earnings Per Share (EPS) amounted to $2.73 assuming dilution compared to $2.40 for the same period 2012. EPS was positively affected by 47 cent from lower costs for antitrust investigations and capacity alignments and by 10 cent from a lower effective tax rate. This was partly offset by a 20 cent decrease from lower underlying operating profit and by a 4 cent decrease from having a higher number of shares outstanding. The average number of outstanding shares increased by 2% to 95.9 million assuming dilution.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations for the quarter amounted to $192 million compared to $219 million for the same period last year. In the quarter cash flow provided by operating activities less cash used in investing activities amounted to $103 million, compared to $138 million during the same quarter 2012. For the first six months operations generated $333 million in cash, compared to $317 million for the same period in 2012. Cash flow provided by operating activities less cash used in investing activities for the first six months amounted to $158 million, compared to $157 million for the same period in 2012.

Capital expenditures, net of $88 million were $18 million more than depreciation and amortization expense in the quarter and $3 million more than capital expenditures during the same quarter 2012. Capital expenditures, net were 4.0% of sales, basically unchanged compared to the second quarter of 2012. For the first six months 2013 capital expenditures, net amounted to $174 million and depreciation and amortization to $139 million compared to $164 million and $136 million, respectively, in the same period last year.

The Company uses the non-U.S. GAAP measure “Operating working capital,” as defined in the table below, in its communications with investors and for management’s review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are, by contrast, managed as part of the Company’s overall cash and debt management, but they are not part of the responsibilities of day-to-day operations’ management.

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
Total current assets	$3,595.1	$3,449.1	$3,289.2	$3,282.6
Total current liabilities	(2,117.2)	(1,944.0)	(1,849.8)	(2,033.4)

Working capital	1,477.9	1,505.1	1,439.4	1,249.2
Cash and cash equivalents	(1,042.4)	(990.5)	(977.7)	(917.3)
Short-term debt	183.8	72.1	69.8	171.3
Derivative (asset) and liability, current	(0.0)	(1.3)	0.0	6.0
Dividends payable	47.8	47.8	47.7	44.8

Operating working capital	$667.1	$633.2	$579.2	$554.0

Operating working capital* increased to 8.0% of sales compared to 7.7% at the end of the previous quarter. The Company has a target that working capital in relation to last 12 month sales should not exceed 10%.

Account receivables decreased in relation to sales to 72 days outstanding from 73 days at the end of the previous quarter, but increased from 69 days on June 30, 2012. Days inventory outstanding decreased to 29 days from 30 days on March 31, 2013 and June 30, 2012 respectively.

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

Reconciliation of “Net (cash) debt” to GAAP financial measure

(Dollars in millions)

	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
Short-term debt	$183.8	$72.1	$69.8	$171.3
Long-term debt	440.2	561.0	562.9	472.9

Total debt	624.0	633.1	632.7	644.2
Cash and cash equivalents	(1,042.4)	(990.5)	(977.7)	(917.3)
Debt-related derivatives	(13.8)	(15.7)	(15.8)	(10.1)

Net cash	$(432.2)	$(373.1)	$(360.8)	$(283.2)

The Company’s net cash position* increased by $59 million during the quarter to $432 million on June 30, 2013. Gross interest-bearing debt was down $9 million to $624 million. During the quarter the Company paid out dividends of $48 million. The Company’s net cash position* increased to $432 million on June 30, 2013 from $361 million six months earlier, despite dividend payments of $96 million. During the first six months gross interest bearing debt decreased by $9 million to $624 million.

During the quarter total equity increased by $83 million to $3,906 million due to net income of $139 million, common stock incentives of $9 million and pension liabilities of $2 million, offset by dividends of $48 million and adverse currency effects of $19 million. For the first six months total equity increased by $130 million, due to $265 million from net income, $13 million from common stock incentives and $3 million from pension liabilities. This was partially offset by dividends of $96 million and negative currency effects of $55 million.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Compared to the end of the previous quarter, total headcount (permanent employees and temporary personnel) increased by 1,495 persons to 53,555 on June 30, 2013. Of these additions more than 1,300 were in low cost countries. Currently, 72% of total headcount are direct workers in manufacturing, 70% are in low cost countries and 18% are temporary personnel. A year ago these ratios were 71%, 67% and 20% respectively.

Outlook

For the third quarter Autoliv’s organic sales are expected to grow by close to 6% compared to the same quarter of 2012. The consolidated sales growth is expected to be around 5%, negatively impacted by currency effects of close to 1%. The operating margin is expected to be around 8.5%, excluding costs for antitrust investigations and capacity alignments.

The indication for 2013 full year organic sales growth is now around 4%, reaching the upper end of the previously communicated range of 2 to 4%. The operating margin indication remains unchanged at around 9%, excluding costs for antitrust investigations and capacity alignments, as the negative effects from operational inefficiencies are expected to offset the benefit from the slightly higher organic sales.

The costs for the capacity alignment program are expected to be in the $25 to $50 million range previously communicated. As in previous guidance for the full year we expect the effective tax rate to be around 27% (excluding any discrete items), operations to generate approximately $0.7 billion of cash flow and capital expenditures to be around 4.5% of sales.

OTHER RECENT EVENTS

Launches in the 2nd quarter 2013

•	Mercedes’ new S-Class: Driver airbag with steering wheel, pelvic restraint cushion, active seatbelts with pretensioners, belt-bag, battery cut-off switch, night vision and radar system.

•	Chevrolet’s new Silverado; Driver airbag with steering wheel and side airbags.

•	Jeep’s new Cherokee; Inflatable curtains, side airbags, seatbelt with pretensioners and radar system.

•	Acura’s new MDX; Driver airbag with steering wheel, passenger airbag, knee airbag, side airbags and radar system.

•	Land Rover’s new Range Rover Sport; Passenger airbag, side airbags, active seatbelts with pretensioners and safety electronics.

•	Infiniti’s new Q50; Passenger airbag, inflatable curtains and side airbags.

•	Mitsubishi’s new eK Wagon/eK Custom; Driver airbag with steering wheel and seatbelts with pretensioners.

•	Nissan’s new Versa Note: Inflatable curtains and side airbags.

•	Maserati’s new Ghibli: Inflatable curtains, side airbags, seatbelts with pretensioners and battery cut-off switch.

Other Events

•

This report includes a negative effect in Q2 consolidated sales of about $7 million from the divestiture in June 2012 of the non-core business of Autoliv Mekan AB, which had annual sales of approximately $37 million.

•	Dr. Wolfgang Ziebart has been appointed Group Engineering Director at Jaguar Land Rover. As a result, he will resign from the Board of Directors of Autoliv, effective July 31, 2013.

•

To meet the strong demand for airbags in China and other Asian markets, the Company will invest around $50 million in a new textile center in China. The textile center will consist of a weaving plant, an airbag cushion plant and a development center for airbag cushions and textiles.

•	The construction of an airbag manufacturing plant in Chonburi, east of Bangkok was started.

•	The first deliveries of Autoliv’s new Stereo Vision Sensing (SVS) system are expected to start in 2015.

•

Autoliv held a Capital Market Day on May 14th and updated its long-term targets and outlined strategies for growth which included the near-term business plan and expected effects of the revised debt limitation policy.

•

On July 16, 2013 the European Investment Bank (EIB) and Autoliv AB, a Swedish subsidiary, signed a financing commitment agreement giving Autoliv AB access to a loan of up to €200 million. Under the commitment, Autoliv AB may, during the next 18-month period, draw loans with a maturity of up to 7 years in either fixed rate (0.26%) or floating rate (equal to the relevant interbank rate, plus a spread determined at time of loan) tranches at the election of Autoliv AB. The funds, if utilized, would help finance R&D projects over the next three years.

Annual General Meeting of Stockholders

At the Annual General Meeting (AGM) of Stockholders on May 7, sufficient votes in favor were received to approve the following proposals:

•	The re-election of Mr. Robert W. Alspaugh, Mr. Bo I. Andersson and Dr. Wolfgang Ziebart as directors for a regular three-year term ending at the Annual General Meeting in 2016,

•	The non-binding resolution to approve the Company’s 2012 executive compensation; and

•	The ratification of the appointment of Ernst & Young AB as Autoliv’s independent auditing firm for the fiscal year ending December 31, 2013.

Dividend

The Company will pay, as previously announced, a quarterly dividend of 50 cents per share for the third quarter on Thursday, September 5, 2013 to Autoliv stockholders of record on the close of business on Wednesday, August 21, 2013.

The ex-date when the shares will trade without the right to the dividend will be Monday, August 19, 2013.

Next Report

Autoliv intends to publish the quarterly report for the third quarter 2013 on Thursday, October 24.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2013, the Company’s future contractual obligations have not changed materially from the amounts reported in the 2012 Annual Report on Form 10-K filed with the SEC on February 22, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2013, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s 2012 Annual Report on Form 10-K filed with the SEC on February 22, 2013.

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

For further discussion of legal proceedings, see Note 11 Contingent Liabilities – Legal Proceedings included in the notes to our unaudited condensed consolidated financial statements in this quarterly report on Form 10-Q.

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

ITEM 1A. RISK FACTORS

The risk factor set forth below is in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013, which includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations, and is incorporated herein by reference.

We are subject to securities class action litigation in the U.S. and may be subject to additional litigation in the U.S. or elsewhere, including stockholder derivative actions or other claims, that could negatively impact our business

We are subject to a securities class action in the United States alleging a failure to disclose, or misrepresentation of material facts relating to, antitrust violations. The Company may be subject to additional, similar actions in the future, including stockholder derivative actions or other claims relating to antitrust or other issues. These types of lawsuits could require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash-flows or financial results. Currently the duration or ultimate outcome of the securities litigation cannot be predicted or estimated.

We are subject to civil antitrust litigation in the U.S. and Canada following the DOJ settlement and may be subject to additional civil antitrust litigation in the U.S. or elsewhere that could negatively impact our business

Following the Company’s guilty plea as part of the DOJ settlement, the Company and its competitors were sued in multiple purported class action lawsuits in the U.S. and Canada alleging violations of antitrust and related laws and seeking to recover treble damages for the alleged classes of direct purchasers, auto dealers and vehicle purchasers/lessees. The Company may be subject to additional civil antitrust lawsuits in the future in the U.S., Canada or in other countries that permit such civil claims, including lawsuits or other actions by our customers. These types of lawsuits require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash-flows or financial results.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997 (File No. 001-12933).

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv, Inc. and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 19, 2013

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin
Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)