Form 10-Q
period 2013-09-30
AUTOLIV INC
filed 2013-10-24
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer:	☒	Accelerated filer:	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 17, 2013, there were 95,892,944 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “foresee,” “projects,” “plans,” “intends,” “believes,” “may,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

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

Because these forward-looking statements involve risks and uncertainties, the outcomes could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives discussed herein and the market reaction thereto; changes in general industry market conditions or regional growth or declines; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; fluctuation in vehicle production schedules for which the Company is a supplier; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in program awards and performance; the financial results of companies in which Autoliv has made technology investments or joint-venture arrangements; pricing negotiations with customers; our ability to be awarded new business; product liability, warranty and recall claims and other litigation and customer reactions thereto; higher expenses for our pension and other postretirement benefits including higher funding requirements of our pension plans; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; possible adverse results of pending or future litigation or infringement claims; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business (including securities or other litigation); tax assessments by governmental authorities; dependence on key personnel; legislative or regulatory changes limiting our business; political conditions; dependence on customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net sales	$2,119.0	$1,947.1	$6,451.5	$6,214.8

Cost of sales	(1,714.1)	(1,559.5)	(5,201.8)	(4,964.0)

Gross profit	404.9	387.6	1,249.7	1,250.8

Selling, general & administrative expenses	(93.8)	(88.8)	(286.7)	(276.3)
Research, development & engineering expenses, net	(120.2)	(96.8)	(379.7)	(350.0)
Amortization of intangibles	(5.1)	(4.8)	(15.3)	(14.5)
Other income (expense), net	(3.5)	(9.8)	(9.3)	(78.9)

Operating income	182.3	187.4	558.7	531.1

Equity in earnings of affiliates, net of tax	1.8	1.8	5.4	5.3
Interest income	0.9	0.9	2.5	2.4
Interest expense	(8.1)	(10.9)	(24.3)	(32.6)
Other financial items, net	(0.3)	(4.1)	(2.9)	(7.6)

Income before income taxes	176.6	175.1	539.4	498.6

Income tax expense	(51.7)	(57.1)	(150.0)	(153.0)

Net income	$124.9	$118.0	$389.4	$345.6

Less: net income attributable to non-controlling interests	1.0	0.5	3.3	1.2

Net income attributable to controlling interest	$123.9	$117.5	$386.1	$344.4

Net earnings per share – basic	$1.29	$1.23	$4.03	$3.71
Net earnings per share – diluted	$1.29	$1.23	$4.02	$3.63

Weighted average number of shares outstanding, net of treasury shares (in millions)	95.8	95.4	95.7	92.8

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	96.2	95.7	96.0	94.9

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	95.9	95.4	95.9	95.4

Cash dividend per share – declared	$0.50	$0.50	$1.50	$1.44
Cash dividend per share – paid	$0.50	$0.47	$1.50	$1.39

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net income	$124.9	$118.0	$389.4	$345.6

Foreign currency translation adjustments	39.0	45.5	(15.6)	24.3
Defined benefit pension plan	2.8	2.0	7.9	5.6

Other comprehensive (loss), before tax	41.8	47.5	(7.7)	29.9

Income tax expense related to defined benefit pension plan	(1.0)	(0.7)	(2.8)	(2.0)

Other comprehensive (loss), net of tax	40.8	46.8	(10.5)	27.9

Comprehensive income	$165.7	$164.8	$378.9	$373.5

Less: comprehensive income attributable to non-controlling interest	1.0	0.8	3.6	1.3

Comprehensive income attributable to controlling interest	$164.7	$164.0	$375.3	$372.2

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash & cash equivalents	$1,134.7	$977.7
Receivables, net	1,710.8	1,509.3
Inventories, net	642.4	611.0
Other current assets	221.0	191.2

Total current assets	3,708.9	3,289.2

Property, plant & equipment, net	1,291.8	1,232.8
Investments and other non-current assets	328.3	341.3
Goodwill	1,608.5	1,610.8
Intangible assets, net	82.7	96.2

Total assets	$7,020.2	$6,570.3

Liabilities and equity
Short-term debt	$216.4	$69.8
Accounts payable	1,114.1	1,055.9
Accrued expenses	621.9	497.1
Other current liabilities	215.6	227.0

Total current liabilities	2,168.0	1,849.8

Long-term debt	423.5	562.9
Pension liability	263.9	255.4
Other non-current liabilities	132.5	126.1

Total non-current liabilities	819.9	944.4

Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	2,914.9	2,672.5
Accumulated other comprehensive income	(51.3)	(40.5)
Treasury stock	(284.1)	(305.5)

Total parent shareholders’ equity	4,011.6	3,758.6
Non-controlling interests	20.7	17.5

Total equity	4,032.3	3,776.1

Total liabilities and equity	$7,020.2	$6,570.3

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine months ended
	September 30, 2013	September 30, 2012

Operating activities
Net income	$389.4	$345.6
Depreciation and amortization	210.6	204.0
Other, net	38.4	13.4
Changes in operating assets and liabilities	(99.7)	(115.7)

Net cash provided by operating activities	538.7	447.3

Investing activities
Expenditures for property, plant and equipment	(271.2)	(264.2)
Proceeds from sale of property, plant and equipment	3.8	2.9
Acquisitions and divestitures of businesses and other, net	(1.0)	3.5

Net cash used in investing activities	(268.4)	(257.8)

Financing activities
Net increase (decrease) in short-term debt	147.8	(26.6)
Issuance of long-term debt	—	32.5
Repayments and other changes in long-term debt	(135.0)	(8.9)
Dividends paid to non-controlling interest	(0.4)	(0.8)
Dividends paid	(143.5)	(129.9)
Common stock issue, net	—	106.3
Common stock options exercised	16.0	12.1
Other, net	0.9	(1.0)

Net cash used in financing activities	(114.2)	(16.3)

Effect of exchange rate changes on cash and cash equivalents	0.9	(4.2)

Increase in cash and cash equivalents	157.0	169.0

Cash and cash equivalents at beginning of period	977.7	739.2

Cash and cash equivalents at end of period	$1,134.7	$908.2

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2013

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

3 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at September 30, 2013 are foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Net Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income, (OCI), and reclassified into the Consolidated Statement of Net Income when the hedge transaction affects net earnings. There were no reclassifications from OCI to the Consolidated Statement of Net Income during the three and nine months ended September 30, 2013 and September 30, 2012 and, likewise, no reclassifications are expected for the next twelve months. Any ineffectiveness has been immaterial. During the first quarter of 2013 the Company closed a $60 million interest rate swap and the amount received was included in the debt balance and will be amortized over the remaining life of the underlying debt. No fair value adjustments were made as a consequence of the close-out.

The Company records derivatives at fair value. Any gains and losses on derivatives recorded at fair value are reflected in the Consolidated Statement of Net Income with the exception of cash flow hedges where an immaterial portion of the fair value is reflected in other comprehensive income. The degree of judgment utilized in measuring the fair value of the instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of asset or liability, whether the asset or liability has an established market and the characteristics specific to the transaction. Derivatives with readily active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, assets rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

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

The following tables summarize the valuation of the Company’s derivatives by the above noted pricing observability levels:

		Fair Value Measurements at September 30, 2013
		Using
Description	Total carrying amount in Consolidated Balance Sheet September 30, 2013	Level 1	Level 2	Level 3

Assets
Derivatives a)	$0.4	—	$0.4	—
Total Assets	$0.4	—	$0.4	—

Liabilities
Derivatives	$0.2	—	$0.2	—
Total Liabilities	$0.2	—	$0.2	—

a)	The decrease from year end is explained by the closure of a $60 million interest rate swap in Q1 of 2013.

		Fair Value Measurements at December 31, 2012
		Using
Description	Total carrying amount in Consolidated Balance Sheet December 31, 2012	Level 1	Level 2	Level 3

Assets
Derivatives	$16.5	—	$16.5	—
Total Assets	$16.5	—	$16.5	—

Liabilities
Derivatives	$0.7	—	$0.7	—
Total Liabilities	$0.7	—	$0.7	—

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. Although the Company is party to close-out netting agreements with all derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, have been presented on a gross basis. The net amounts subject to netting agreements that the Company choose not to offset are presented in footnotes. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

			Fair Value Measurements at September 30, 2013
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 7 years (fair value hedge) a)	$—		$—		$—		Other non-current asset
Total derivatives designated as hedging instruments	$—		$—		$—

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$512.1	1)	$0.4	2)	$0.2	3)	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$512.1		$0.4		$0.2

Total derivatives	$512.1		$0.4		$0.2

1)	Net amount after deducting for offsetting swaps $468.3 million.
2)	Net amount after deducting for offsetting swaps $0.4 million.
3)	Net amount after deducting for offsetting swaps $0.2 million.
a)	The decrease from year end is explained by the closure of a $60 million interest rate swap in Q1 of 2013.

			Fair Value Measurements at December 31, 2012
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments
Interest rate swaps, less than 7 years (fair value hedge)	$60.0		$15.8		$—		Other non-current asset
Total derivatives designated as hedging instruments	$60.0		$15.8		$—

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$700.8	1)	$0.7	2)	$0.7	3)	Other current assets/ liabilities

Total derivatives not designated as hedging instruments	$700.8		$0.7		$0.7

Total derivatives	$760.8		$16.5		$0.7

1)	Net amount after deducting for offsetting swaps $569.9 million.
2)	Net amount after deducting for offsetting swaps $0.6 million.
3)	Net amount after deducting for offsetting swaps $0.6 million.

Amount of gain (loss) recognized in Consolidated Statement of Net Income Three months ended September 30, 2013
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 7 years (fair value hedge) a)	$—	$—	$—	$—	$—	$—
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$—	$—	$—	$—	$—	$—
Total gain(loss) in Consolidated Statement of Net Income			$0.0

a)	The decrease from year end is explained by the closure of a $60 million interest rate swap in Q1 of 2013.

		Amount of gain (loss) recognized in Consolidated Statement of Net Income Nine months ended September 30, 2013
Description	Nominal Volume	Other Financial Items, net	Interest Expense	Interest Income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 7 years (fair value hedge) a)	$—	$—	$(1.3)	$—	$—	$—
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$—	$—	$1.3	$—	$—	$—
Total gain(loss) in Consolidated Statement of Net Income			$0.0

a)	The decrease from year end is explained by the closure of a $60 million interest rate swap in Q1 of 2013.

		Amount of gain (loss) recognized in Consolidated Statement of Net Income Three months ended September 30, 2012
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 8 years (fair value hedge)	$60.0	$—	$0.6	$—	$—	$—
Total derivatives designated as hedging instruments	$60.0
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(0.6)	$—	$—	$—
Total gain(loss) in Consolidated Statement of Net Income			$0.0

		Amount of gain (loss) recognized in Consolidated Statement of Net Income Nine months ended September 30, 2012
Description	Nominal volume	Other financial items, net	Interest expense	Interest income	Amount of gain (loss) recognized in OCI on derivative effective portion	Amount of gain (loss) reclassified from accumulated OCI into interest expense
Derivatives designated as hedging instruments
Interest rate swap, less than 8 years (fair value hedge)	$60.0	$—	$1.5	$—	$—	$—
Total derivatives designated as hedging instruments	$60.0
Hedged item (fair value hedge)
Fixed rate private placement debt due 2019	$60.0	$—	$(1.5)	$—	$—	$—
Total gain(loss) in Consolidated Statement of Net Income			$0.0

			Amount of gain (loss) recognized in Consolidated Statement of Net Income Three months ended September 30, 2013
Description	Nominal Volume		Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$512.1	1)	$0.3	$(0.0)	$—
Total derivatives not designated as hedging instruments	$512.1

1)	Net amount after deducting for offsetting swaps $468.3 million.

			Amount of gain (loss) recognized in Consolidated Statement of Net Income Nine months ended September 30, 2013
Description	Nominal Volume		Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$512.1	1)	$0.3	$0.0	$—
Total derivatives not designated as hedging instruments	$512.1

1)	Net amount after deducting for offsetting swaps $468.3 million.

			Amount of gain (loss) recognized in Consolidated Statement of Net Income Three months ended September 30, 2012
Description	Nominal Volume		Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$1,272.8	1)	$1.4	$0.0	$—
Total derivatives not designated as hedging instruments	$1,272.8

1)	Net amount after deducting for offsetting swaps $715.7 million.

			Amount of gain (loss) recognized in Consolidated Statement of Net Income Nine months ended September 30, 2012
Description	Nominal Volume		Other Financial Items, net	Interest Expense	Interest Income
Derivatives not designated as hedging instruments
Foreign exchange swaps	$1,272.8	1)	$(8.5)	$(0.0)	$—
Total derivatives not designated as hedging instruments	$1,272.8

1)	Net amount after deducting for offsetting swaps $715.7 million.

All amounts recognized in the Consolidated Statement of Net Income related to derivatives, not designated as hedging instruments, relate to economic hedges and thus have been materially off-set by an opposite Consolidated Statement of Net Income effect of the related financial liabilities or financial assets.

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

Fair Value of Debt

	September 30,	September 30,	December 31,	December 31,
	2013	2013	2012	2012
	Carrying	Fair	Carrying	Fair
Long-term debt	value 1)	value	value 1)	value
U.S. Private placement	$303.2	$325.9	$305.8	$329.5
Medium-term notes	101.1	100.6	99.8	99.4
Notes	—	—	107.6	108.9
Other long-term debt	19.2	19.2	49.7	49.7

Total	$423.5	$445.7	$562.9	$587.5

Short-term debt
Overdrafts and other short-term debt	$82.6	$82.6	$60.3	$60.3
Short-term portion of long-term debt	133.8	135.5	9.5	9.5

Total	$216.4	$218.1	$69.8	$69.8

1)	Debt as reported in balance sheet.

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

As of September 30, 2013 the Company had $68.9 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 6). For the three and nine months ended September 30, 2013, the Company did not record any impairment charges on its long-lived assets.

4 Income Taxes

For the first nine months of 2013, the effective tax rate was 27.8%, compared with an effective tax rate of 30.7% in the first nine months of 2012. In the first nine months of 2013, the net impact of discrete tax items caused a 0.5% decrease to the effective tax rate. The net impact of discrete tax items in the first nine months of 2012 caused a 1.7% increase to the effective tax rate.

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

The Company is undergoing tax audits in several jurisdictions covering multiple years. As of September 30, 2013, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the third quarter of 2013, the Company recorded a net increase of $2.6 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $23.1 million recorded at September 30, 2013, $2.3 million is classified as current tax payable and $20.8 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	September 30, 2013	December 31, 2012
Raw materials	$313.7	$287.7
Work in progress	233.8	225.9
Finished products	182.4	180.9

Inventories	729.9	694.5
Inventory valuation reserve	(87.5)	(83.5)

Total inventories, net of reserve	$642.4	$611.0

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

Third quarter of 2013

The employee-related restructuring provisions in the third quarter of 2013 mainly relate to headcount reductions in Europe. The cash payments mainly relate to high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Net Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2013 to September 30, 2013.

	June 30, 2013	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	September 30, 2013
Restructuring employee-related	$70.2	$1.0	$(0.1)	$(5.0)	$2.3	$68.4
Other	0.5	—	—	(0.0)	0.0	0.5

Total reserve	$70.7	$1.0	$(0.1)	$(5.0)	$2.3	$68.9

Second quarter of 2013

The employee-related restructuring provisions in the second quarter of 2013 mainly relate to headcount reductions in Europe. The cash payments mainly relate to high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Net Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2013 to June 30, 2013.

	March 31, 2013	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	June 30, 2013
Restructuring employee-related	$70.1	$3.0	$(0.1)	$(4.1)	$1.3	$70.2
Other	0.5	—	—	(0.0)	0.0	0.5

Total reserve	$70.6	$3.0	$(0.1)	$(4.1)	$1.3	$70.7

First quarter of 2013

The employee-related restructuring provisions in the first quarter of 2013 mainly relate to headcount reductions in Europe. The cash payments mainly relate to high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Net Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2012 to March 31, 2013.

	December 31, 2012	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	March 31, 2013
Restructuring employee-related	$74.9	$2.3	$(0.1)	$(4.7)	$(2.3)	$70.1
Other	0.9	—	—	(0.4)	0.0	0.5

Total reserve	$75.8	$2.3	$(0.1)	$(5.1)	$(2.3)	$70.6

2012

In 2012, the employee-related restructuring provisions mainly related to headcount reductions throughout Europe. The cash payments mainly related to high-cost countries in Europe. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Net Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2011 to December 31, 2012.

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions for the three months ended September 30, 2013 mainly relate to warranty related issues and the nine months ended September 30, 2013 mainly relate to recall related issues. The cash paid for the three and nine months ended September 30, 2013 related mainly to warranty related issues. The provisions and cash paid for the three and nine months ended September 30, 2012 mainly related to warranty related issues.

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Reserve at beginning of the period	$37.1	$31.6	$29.9	$33.0
Change in reserve	2.9	3.5	16.4	13.3
Cash payments	(2.8)	(4.5)	(8.5)	(15.3)
Translation difference	0.6	0.7	(0.0)	0.3

Reserve at end of the period	$37.8	$31.3	$37.8	$31.3

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Condensed Consolidated Financial Statements of the Company for the three and nine months ended September 30, 2013 and September 30, 2012.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 22, 2013.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Service cost	$5.6	$4.9	$16.9	$14.6
Interest cost	4.9	4.7	14.8	14.1
Expected return on plan assets	(3.9)	(3.5)	(11.7)	(10.5)
Amortization prior service credit	(0.2)	(0.3)	(0.6)	(0.7)
Amortization of actuarial loss	3.1	2.3	9.2	6.7

Net Periodic Benefit Cost	$9.5	$8.1	$28.6	$24.2

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

10 Non-Controlling Interest

	July-September 2013			July-September 2012
	Equity attributable to			Equity attributable to
	Parent	Non-controlling interest	Total	Parent	Non-controlling interest	Total

Balance at beginning of period	$3,886.1	$19.7	$3,905.8	$3,565.6	$15.3	$3,580.9

Total Comprehensive Income:
Net income	123.9	1.0	124.9	117.5	0.5	118.0

Foreign currency translation	39.0	0.0	39.0	45.2	0.3	45.5
Defined benefit pension plan	1.8	—	1.8	1.3	—	1.3

Total Comprehensive Income	164.7	1.0	165.7	164.0	0.8	164.8
Common Stock incentives	8.8	—	8.8	3.6	—	3.6
Cash dividends declared	(48.0)	—	(48.0)	(47.7)	—	(47.7)
Common stock issuance, net	—	—	—	—	—	—
Dividends paid to non-controlling interests on subsidiary shares	—	(0)	(0)	—	—	—

Balance at end of period	$4,011.6	$20.7	$4,032.3	$3,685.5	$16.1	$3,701.6

	January-September 2013			January-September 2012
	Equity attributable to			Equity attributable to
	Parent	Non-controlling interest	Total	Parent	Non-controlling interest	Total

Balance at beginning of period	$3,758.6	$17.5	$3,776.1	$3,333.4	$15.6	$3,349.0

Total Comprehensive Income:
Net income	386.1	3.3	389.4	344.4	1.2	345.6

Foreign currency translation	(15.9)	0.3	(15.6)	24.2	0.1	24.3
Defined benefit pension plan	5.1	—	5.1	3.6	—	3.6

Total Comprehensive Income	375.3	3.6	378.9	372.2	1.3	373.5
Common Stock incentives	21.4	—	21.4	12.5	—	12.5
Cash dividends declared	(143.7)	—	(143.7)	(137.4)	—	(137.4)
Common stock issuance, net	—	—	—	104.8	—	104.8
Dividends paid to non-controlling interests on subsidiary shares	—	(0.4)	(0.4)	—	(0.8)	(0.8)

Balance at end of period	$4,011.6	$20.7	$4,032.3	$3,685.5	$16.1	$3,701.6

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

General Litigation

In 2009, Autoliv initiated a closure of its Normandy Precision Components (“NPC”) plant located in France. Most of the former NPC-employees that were not “protected” (i.e. not union representatives) filed claims in a French court claiming damages in an aggregate amount of €12 million (approximately $16 million) and/or other remedies. In February 2012, the French court ruled in favor of plaintiffs in an aggregate amount of €5.6 million (approximately $7.5 million), while rejecting certain other claims. As required under French law, Autoliv had previously paid the €5.6 million award while appealing the matter. On appeal, the court reduced the amount owed by Autoliv to some employees and increased the amount to be paid to others. The court also assessed the compensation to be paid to the French government for past unemployment payments, for a total additional cost of approximately €1.0 million (approximately $1.3 million).

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

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for a similar investigation. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of September 30, 2013. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

On October 3, 2012, the Company received a letter from the Competition Bureau of Canada (“CBC”) related to the subjects investigated by the DOJ and EC, seeking the voluntary production of certain corporate records and information related to sales subject to Canadian jurisdiction. The Company cooperated with CBC’s request. Based on information from the CBC, the Company currently does not anticipate an adverse outcome from the CBC related to sales subject to Canadian jurisdiction.

On November 6, 2012, the Korean Fair Trade Commission visited one of the Company’s South Korean subsidiaries to gather information for a similar investigation. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has not recorded a provision for loss as of September 30, 2013 with respect to this investigation. Also, since the Company’s plea agreement with the DOJ involved the actions of employees of a Japanese subsidiary of the Company, the Japan Fair Trade Commission is evaluating whether to initiate an investigation.

The Company is also subject to civil litigation alleging anti-competitive conduct. Notably, the Company, several of its subsidiaries and its competitors are defendants in a total of sixteen purported antitrust class action lawsuits filed between July 2012 and July 2013. Thirteen of these lawsuits, brought by direct purchasers, auto dealers and end-payors, have been consolidated in the Occupant Safety Systems (OSS) segment of the Automobile Parts Antitrust Litigation, a Multi-District Litigation (MDL) proceeding in the United States District Court for the Eastern District of Michigan. Based on current schedules, substantive discovery in the OSS segment of the MDL, which includes Autoliv, is not likely to begin before May 2014. The other three lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013; M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013; and Ewert v. Antoliv, Inc. et al., filed in the Supreme Court of British Columbia on July 18, 2013). The Canadian cases assert claims on behalf of putative classes of auto dealers and end-payors. Substantive discovery in those cases will likely be deferred pending a ruling in an unrelated case by the Supreme Court of Canada on whether indirect purchasers can sue for antitrust damages.

Plaintiffs in the above U.S. and Canadian civil antitrust class actions generally allege that the defendants have engaged in long-running global conspiracies to fix the prices of occupant safety systems or components thereof in violation of various antitrust laws and unfair or deceptive trade practice statutes. Plaintiffs seek to represent purported classes of direct purchasers, auto dealers and end-payors (e.g. consumers) who purchased occupant safety systems or components either directly from a defendant or indirectly through purchases of new vehicles containing such systems. Plaintiffs seek injunctive relief, treble damages and attorneys’ fees. The plaintiffs in these cases make allegations that extend significantly beyond the specific admissions of the plea discussed above. The Company denies these overly broad allegations and intends to actively defend itself against the same. While it is probable that the Company will incur losses as a result of these antitrust cases, the duration or ultimate outcome of these cases currently cannot be predicted or estimated and no provision for a loss has been recorded as of September 30, 2013.

On April 17, 2013, the Construction Laborers Pension Trust of Greater St. Louis (“Plaintiff”) filed a purported class action securities lawsuit against Autoliv and two of its officers in the United States District Court for the Southern District of New York (Civil Action File No. 13-CIV-2546). On October 21, 2013, Plaintiff filed an amended complaint in that lawsuit, adding as a third individual defendant an employee of one of the Company’s subsidiaries. The amended complaint alleges misrepresentations or failures to disclose material facts that artificially inflated the Company’s stock price in violation of the federal securities laws, in particular Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and failed to disclose prior to June 6, 2012 that employees had engaged in certain price fixing activity in violation of the law and that the Company’s prior financial results allegedly had been inflated as a result of the anti-competitive activity. Plaintiff purports to bring this lawsuit on behalf of a class of purchasers of common stock of the Company between October 26, 2010 and July 21, 2011. Plaintiff seeks to recover damages in an unspecified amount. The Company and its two officers deny any wrongdoing, believe the claims are baseless, and will defend accordingly.

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

The table in Note 7 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and nine months ended September 30, 2013 and September 30, 2012, respectively.

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

For the three and nine months ended September 30, 2013, approximately 0.0 million and 0.0 million common shares, respectively, were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the nine months ended September 30, 2013 and September 30, 2012 approximately 0.4 million and 0.4 million shares, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Weighted average shares basic	95.8	95.4	95.7	92.8
Effect of dilutive securities:
- stock options/share awards	0.4	0.3	0.3	0.3
- equity units 1)	—	0.0	—	1.8

Weighted average shares diluted	96.2	95.7	96.0	94.9

1)	For the three and nine months ended September 30, 2012, 0.0 million and 1.8 million shares, respectively, were included in the dilutive weighted average share amount related to the Equity Units. The number of shares that were issued on April 30, 2012, related to the final settlement of the Equity Units, was approximately 5.8 million. This reflects the effect from the exchange of Equity Units discussed in Note 9 and takes into account all previously paid dividends, including the dividend paid in the first quarter 2012.

13 Subsequent Events

There were no reportable events subsequent to September 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the United States Securities and Exchange Commission (the “SEC”) on February 22, 2013. Unless otherwise noted, all dollar amounts are in millions.

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

RESULTS OF OPERATIONS

Overview

The Company had a solid quarter, delivering strong growth and better than expected margins. As in the previous quarter, China and Active Safety products contributed significantly to Autoliv’s strong growth, while operational issues and currencies negatively affected our margins.

The Company recently held an opening ceremony for our new propellant plant in China, the Company’s biggest investment to date, which will start production in the beginning of 2014. This is another important step in the Company’s investment strategy, a strategy which will support Autoliv’s strong growth and build long term competitive advantage as we continue to build the most geographically dispersed global footprint in our industry.

Looking forward, the Company expects strong growth to continue into the fourth quarter, again driven largely by China and Active Safety, but also by important model launches and production ramp-ups in Europe, Japan and Brazil. In addition to the Company’s strong growth in Active Safety, it targets to achieve the long term Company margin range of 8% to 9% for this business in the next two to three years. Based on strong order intake over the last few years the Company further believes it is gaining market share in certain product areas.

In parallel with these positive developments, the Company is challenged to continue the transition of its European footprint at the highest possible pace. An increasing part of the Company’s growth is also coming from Europe where it has a currently unfavorable situation and from Brazil where it has supply chain challenges. These challenges in combination with the Company’s investments in Active Safety will continue to put pressure on its margins leading into 2014.

The Company’s current growth shows that it has the right strategy and as it executes towards its strategic targets as outlined at its capital markets day and completes its current company transformation, we will build an even stronger Autoliv. In the future the Company envisions that its products and systems will save 150,000 lives every year.

The following table shows some of the Company’s key ratios. Management uses these measures internally as a means of analyzing the Company’s current and future financial performance and our core operations as well as identifying trends in our financial conditions and results of operations. We have provided this information to investors to assist in meaningful comparisons of past and present operating results and to assist in highlighting the results of ongoing core operations. These ratios are more fully explained in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 and the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of September 30		Nine months ended or as of September 30
	2013	2012	2013	2012
Total parent shareholders’ equity per share	$41.83	$38.63	$41.83	$38.63
Operating working capital 1)	$670	$633	$670	$633
Capital employed 6)	$3,524	$3,437	$3,524	$3,437
Net (cash) debt 1)	$(508)	$(265)	$(508)	$(265)

Gross margin, % 2)	19.1	19.9	19.4	20.1
Operating margin, % 3)	8.6	9.6	8.7	8.5

Return on total equity, % 7)	12.6	13.0	13.4	13.1
Return on capital employed, % 8)	21.0	22.5	21.7	21.4

No. of employees at period-end 9)	45,475	40,213	45,475	40,213
Headcount at period-end 10)	55,511	50,413	55,511	50,413
Days receivables outstanding 4)	73	73	73	69
Days inventory outstanding 5)	31	32	31	31

1)	See tabular presentation reconciling this non-U.S.GAAP measure to U.S.GAAP below under the heading “Liquidity and Sources of Capital”
2)	Gross profit relative to sales
3)	Operating income relative to sales
4)	Outstanding receivables relative to average daily sales
5)	Outstanding inventory relative to average daily sales
6)	Total equity and net debt
7)	Net income relative to average total equity
8)	Operating income and equity in earnings of affiliates, relative to average capital employed
9)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
10)	Employees plus temporary, hourly workers

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2012

Market overview

During the three month period from July-September 2013, global Light Vehicle Production (LVP) is estimated by IHS to have increased by almost 4% compared to the same quarter in 2012. This was a slightly larger increase than the 3% growth expected by IHS in July.

In Europe, where Autoliv generates more than 30% of its sales, LVP is estimated to have grown by over 2%. This was 5 pp better than IHS’s expectations in July. In Western Europe, the LVP is estimated to have grown by 2% compared to the 3% decline expected at the beginning of the quarter. In Eastern Europe the LVP is estimated to have grown by over 3% compared to a 2% decline expected at the beginning of the quarter.

In the Americas, which constitutes roughly 35% of Autoliv’s sales, LVP increased by 6%, which was in line with IHS’s expectations in July. In North America the increase was 6%, more than 1 pp lower than the previous expectation. In South America the increase was over 4%, a 5 pp improvement compared to the July estimate.

In China, which accounts for more than 15% of Autoliv’s sales, LVP grew by 8%, an improvement of 1 pp compared to the July expectations.

In Japan, which accounts for almost 10% of Autoliv’s sales, LVP grew by almost 2%, 2 pp better than expected.

In the Rest of Asia (RoA), which represents approximately 10% of Autoliv’s sales, LVP was flat compared to the 3% increase expected in July. Virtually the entire difference came from South Korea, where LVP increased by 2% compared to a previously expected increase of 14%.

Consolidated Sales

The Company has substantial operations outside the United States and at the present time approximately 75% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S. dollar exchange rates when translated. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliations below for “Sales by Product” and “Sales by Region” present the change in “Organic sales” reconciled to the change in the total net sales for the three months ended September 30, 2013 as can be derived from our unaudited condensed consolidated financial statements set forth in this Quarterly Report on Form 10-Q.

Compared to the third quarter of 2012, consolidated sales increased by close to 9% to $2,119 million. This consolidated sales growth compares favorably to the growth of around 5% expected at the beginning of the quarter. Currency effects were negligible, giving organic sales (non-U.S. GAAP measure, see reconciliation tables below) growth of close to 9%. The reason that Autoliv exceeded its quarterly guidance was higher than expected organic sales growth in all regions, primarily in Europe where LVP volumes were higher than previously expected. Favorable vehicle mix in China also contributed to our sales growth.

Sales by Product

Sales of airbag products (including steering wheels and passive safety electronics) increased by over 7% to $1,364 million compared to the same quarter in 2012. Excluding negative currency effects, airbag sales grew by 8% organically (non-U.S. GAAP measure, see reconciliation table below). Sales were particularly strong in Asia with 15% organic growth (non-U.S. GAAP measure) and with knee airbags which globally grew by around 50% organically (non-U.S. GAAP measure).

Sales of seatbelt products increased by 6% to $659 million compared to the same quarter in 2012. Excluding positive currency effects of around 1%, organic sales (non-U.S. GAAP measure, see reconciliation table below) grew by 5%. The strongest growth came from well-performing platforms and production ramp-ups of active seatbelts in Europe as well as production ramp-ups in China.

Sales of active safety products (automotive radars, night vision systems and vision cameras with driver assist systems) grew by around 69% to $96 million compared to the same quarter in 2012. Excluding close to 2 pp positive currency effects, organic sales (non-U.S. GAAP measure, see reconciliation table below) grew by 67%. This strong growth was primarily driven by the continued roll-out of Collision Prevention Assist for Mercedes and the start of production of Mercedes’ new S-Class. Production ramp-ups within several GM brands also contributed to the growth.

	Reconciliation of the change in “Organic sales” to GAAP financial measure Components of net sales increase (decrease) Three months ended September 30, 2013 (Dollars in millions)
	Airbag products		Seatbelt products		Active safety products		Total
	%	$	%	$	%	$	%	$
Organic sales change	8.0	101.3	4.9	30.5	66.9	38.2	8.7	170.0
Effect of exchange rates	(0.5)	(6.1)	1.2	7.1	1.7	0.9	0.1	1.9
Impact of acquisitions/divestments	—	—	—	—	—	—	—	—

Reported net sales change	7.5	95.2	6.1	37.6	68.6	39.1	8.8	171.9

Sales by Region

Autoliv’s third quarter sales outgrew the global LVP with 5%. All regions grew faster organically (non-U.S. GAAP measure) than the LVP, Europe by more than 2%, the Americas by close to 4% and Asia by close to 8%.

Consolidated sales from Autoliv’s European companies increased by 10% to $645 million. This included positive currency effects of more than 5%, resulting in an organic sales (non-U.S. GAAP measure, see reconciliation table below) growth of close to 5%. Autoliv’s strong performance primarily resulted from higher sales to well-performing premium brands such as BMW, Jaguar/Land Rover and Maserati. Strong sales for several other high Autoliv content vehicles such as Renault’s Clio, Peugeot’s 2008 and Volvo’s V40 also contributed.

Consolidated sales from Autoliv’s companies in the Americas increased by over 9% to $757 million. Currency effects were negligible resulting in over 9% organic sales (non-U.S. GAAP measure, see reconciliation table below) growth. In North America Autoliv’s growth was mainly due to Collision Prevention Assist related sales to Mercedes. Growth also came from high sales of Ford’s Fusion, as well as Nissan’s Pathfinder and recently launched Sentra.

Consolidated sales from Autoliv’s companies in China increased by close to 21% to $342 million. Excluding positive currency effects of close to 4%, organic sales (non-U.S. GAAP measure, see reconciliation table below) growth was around 17%. This strong performance in China was driven by continued strong demand for high Autoliv content vehicles, especially with Chinese OEMs such as Great Wall’s Haval H6 and Jianghuai Auto’s Refine S5, as well as Ford’s Kuga and Hyundai’s Santa Fe.

Consolidated sales from Autoliv’s companies in Japan declined by close to 14% to $173 million. Excluding a 21% negative currency effect, organic sales (non-U.S. GAAP measure, see reconciliation table below) grew by 7%. The sales increase was primarily related to the ramp-up of Mazda’s CX-5, Toyota’s Land Cruiser Prado and RAV 4, all successful export models.

Consolidated sales from Autoliv’s companies in RoA increased by 9% to $202 million. Excluding a 1% positive effect from currencies, organic sales (non-U.S. GAAP measure, see reconciliation table below) increased by 8%. This increase was driven by sales increases in South Korea for Hyundai’s ix35 and Kia’s Sportage and in India by increases with Suzuki, especially A-Star, and Hyundai’s recently launched i10. This increase was also due to production ramp-ups in Thailand for Mitsubishi’s Mirage and Montero Sport.

	Reconciliation of the change in “Organic sales” to GAAP financial measure Components of net sales increase (decrease) Three months ended September 30, 2013 (Dollars in millions)
	Europe		Americas		Japan		China		RoA		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	4.7	27.4	9.3	64.6	7.1	14.1	17.2	48.6	8.2	15.3	8.7	170.0
Effect of exchange rates	5.3	31.4	0.1	0.7	(20.9)	(41.8)	3.5	10.0	0.9	1.6	0.1	1.9
Impact of acquisitions/divestments	—	—	—	—	—	—	—	—	—	—	—	—

Reported net sales change	10.0	58.8	9.4	65.3	(13.8)	(27.7)	20.7	58.6	9.1	16.9	8.8	171.9

Earnings

For the third quarter 2013 gross profit amounted to $405 million and gross margin to 19.1%, compared to $388 million and 19.9% respectively, during the same quarter last year. The higher gross profit was mainly driven by our sales growth, while the decline in gross margin was mainly due to operational inefficiencies in Europe and adverse currency effects.

Operating income was $182 million, or 8.6% of sales, compared to $187 million, or 9.6% of sales for the third quarter of 2012. Research, Development and Engineering (R, D&E) net, was more than $23 million higher, due to higher costs and unusually high engineering income in the third quarter of 2012. Costs related to antitrust investigations and capacity alignments of $3 million reduced the operating margin by almost 0.2 pp.

Excluding these costs, operating margin was 8.8% (non-U.S. GAAP measure) for the quarter compared to our expectation of “around 8.5%”. This improvement is driven by the higher than expected organic sales (non-U.S. GAAP measure) growth in the quarter.

Income before taxes increased by $2 million to $177 million, despite the lower operating income. Income attributable to controlling interest was $124 million, compared to $117 million for the third quarter of 2012. The effective tax rate was 29.3% compared to 32.6% for the same quarter of 2012. In the third quarter of 2012 discrete tax items, net increased the tax rate by 4.1 pp. This quarter the discrete tax items, net are negligible.

Earnings Per Share (EPS) assuming dilution improved by 6 cents, or 5%, to $1.29, mainly due to a lower effective tax rate and lower interest expense, net. The weighted average number of shares outstanding assuming dilution increased by 0.5% to 96.2 million from 95.7 million during the same quarter of 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2012

Market overview

During the nine-month period from January – September 2013, global LVP is estimated by IHS to have increased by more than 2%.

In Europe, LVP decreased by more than 1%. In Western Europe the decline was 3%, while LVP in Eastern Europe increased by 1%.

In the Americas, LVP increased by 6%. In North America the increase was 5% and in South America 11%.

In China, LVP grew by 11% and in the RoA by 1%.

In Japan, LVP declined by more than 8% compared to the same period in 2012, partly due to the 2012 build-up phase after the 2011 earthquake and tsunami affecting the comparison.

Consolidated Sales

The Company has substantial operations outside the United States and at the present time approximately 75% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S. dollar exchange rates when translated. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliations below for “Sales by Product” and “Sales by Region” present the change in “Organic sales” reconciled to the change in the total net sales for the nine months ended September 30, 2013 as can be derived from our unaudited condensed consolidated financial statements set forth in this Quarterly Report on Form 10-Q.

For the first nine months of 2013, consolidated sales increased by close to 4% to $6,452 million, compared to the same period in 2012. Sales were negatively impacted by $20 million from adverse currency effects and by $17 million from a divestiture in 2012. Excluding these negative effects the organic sales (non-U.S. GAAP measure, see reconciliation tables below) increase was more than 4%.

Sales by Product

Sales of airbag products grew by close to 3% to $4,167 million. Excluding adverse currency effects organic sales (non-U.S. GAAP measure, see reconciliation table below) grew by over 3%.

Sales of seatbelt products grew by 2% to $2,041 million. Excluding positive currency effects and a negative effect from a small divestiture in 2012, organic sales (non-U.S. GAAP measure, see reconciliation table below) grew by more than 2%.

Sales of active safety products increased by close to 59% to $244 million. Excluding a positive currency effect of 1%, organic sales (non-U.S. GAAP measure, see reconciliation table below) increased by close to 58%.

	Reconciliation of the change in “Organic sales” to GAAP financial measure Components of net sales increase (decrease) Nine months ended September 30, 2013 (Dollars in millions)
	Airbag products		Seatbelt products		Active safety products		Total
	%	$	%	$	%	$	%	$
Organic sales change	3.4	137.3	2.4	47.8	57.5	88.5	4.4	273.6
Effect of exchange rates	(0.8)	(32.4)	0.5	10.5	1.0	1.6	(0.3)	(20.3)
Impact of acquisitions/divestments	—	—	(0.8)	(16.6)	—	—	(0.3)	(16.6)

Reported net sales change	2.6	104.9	2.1	41.7	58.5	90.1	3.8	236.7

Sales by Region

Sales from Autoliv’s European companies increased by 1% to $2,040 million. Excluding positive currency effects of close to 3% and the negative effect from a 2012 divestiture, organic sales (non-U.S. GAAP measure, see reconciliation table below) decreased by almost 1%.

Sales from Autoliv’s companies in the Americas increased by close to 7% to $2,301 million. Excluding positive currency effects, the organic sales (non-U.S. GAAP measure, see reconciliation table below) growth was 6%.

Sales from Autoliv’s companies in China increased by over 21% to $969 million. Excluding positive currency effects, the organic sales (non-U.S. GAAP measure, see reconciliation table below) growth was 19%.

Sales from Autoliv’s companies in Japan decreased by 22%, to $505 million. Excluding negative currency effects of 18%, the organic sales (non-U.S. GAAP measure, see reconciliation table below) decrease was close to 5%.

Sales from Autoliv’s companies in the RoA increased by 7% to $637 million. Excluding positive currency effects of close to 2%, the organic sales (non-U.S. GAAP measure, see reconciliation table below) growth was over 5%.

	Reconciliation of the change in “Organic sales” to GAAP financial measure Components of net sales increase (decrease) Nine months ended September 30, 2013 (Dollars in millions)
	Europe		Americas		Japan		China		RoA		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	(0.7)	(13.9)	6.3	134.8	(4.6)	(29.8)	18.9	150.8	5.3	31.7	4.4	273.6
Effect of exchange rates	2.7	55.3	0.5	12.0	(17.8)	(116.3)	2.3	18.6	1.7	10.1	(0.3)	(20.3)
Impact of acquisitions/divestments	(0.8)	(16.6)	—	—	—	—	—	—	—	—	(0.3)	(16.6)

Reported net sales change	1.2	24.8	6.8	146.8	(22.4)	(146.1)	21.2	169.4	7.0	41.8	3.8	236.7

Earnings

Gross profit amounted to $1,250 million and gross margin to 19.4% compared to $1,251 million and 20.1%, respectively, in the first nine months of 2012. The decline in gross margin was mainly due to operational inefficiencies in Europe and adverse currency effects.

Operating income increased by $28 million to $559 million. Operating margin increased by 0.2 pp to 8.7%. Costs for the capacity alignment program were over $7 million and costs related to the antitrust investigations were $6 million. These costs were $66 million lower than in the same period of 2012. Excluding these costs the operating margin (non-U.S. GAAP measure) was 8.9% compared to 9.8% for the same period last year, primarily affected by $30 million higher R, D&E net, operational inefficiencies and adverse currency effects.

Income before taxes increased by $41 million to $539 million, which was $13 million more than the increase in operating income, mainly due to lower interest expense.

Net income attributable to controlling interest amounted to $386 million compared to $344 million for the same period in 2012. Income tax expense was $150 million. The effective tax rate was 27.8% compared to 30.7% for the same nine month period last year. Discrete tax items, net caused a decrease in the tax rate in 2013 of 0.5 pp versus an increase of 1.7 pp for the same period last year. The country mix effect in 2013 compared favorably to 2012.

Earnings Per Share (EPS) amounted to $4.02 assuming dilution compared to $3.63 for the same period of 2012. EPS was positively affected by 51 cents from lower costs related to antitrust investigations and capacity alignments, by 16 cents from a lower effective tax rate and 6 cents from lower interest expense, net. This was partly offset by a 28 cent decrease from lower underlying operating profit and by a 5 cent decrease from having a higher number of shares outstanding. The average number of shares outstanding increased by 1% to approximately 96 million assuming dilution.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $206 million during the quarter, compared to $131 million for the same period last year. The strong improvement was mainly due to timing-related effects in working capital.

Cash flow provided by operating activities less used in investing activities amounted to $112 million during the quarter, compared to $32 million during the same quarter of 2012. During the first nine months operations generated $539 million in cash, compared to $447 million for the same period in 2012. Cash flow provided by operating activities less used in investing activities for the first nine months amounted to $270 million, compared to $189 million for the same period in 2012.

Capital expenditures, net of $93 million were $22 million more than depreciation and amortization expense in the quarter and $5 million less than capital expenditures during the same quarter of 2012. During the quarter capital expenditures, net were 4.4% of sales, down from 5.0% in the third quarter of 2012. During the first nine months capital expenditures, net amounted to $267 million and depreciation and amortization to $211 million compared to $261 million and $204 million, respectively, in the same period in 2012.

Operating working capital (non-U.S. GAAP measure, see reconciliation table below) decreased to 7.9% of sales compared to 8.0% at the end of the previous quarter. The Company has a target that working capital in relation to the last 12 month sales, should not exceed 10%.

Account receivables increased in relation to sales to 73 days outstanding from 72 days on June 30, 2013 and was unchanged compared to September 30, 2012. Days inventory outstanding increased to 31 days from 29 days on June 30, 2013, but decreased from 32 days on September 30, 2012.

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

	Reconciliation of “Operating working capital” to GAAP financial measure (Dollars in millions)
	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
Total current assets	$3,708.9	$3,595.1	$3,289.2	$3,302.3
Total current liabilities	(2,168.0)	(2,117.2)	(1,849.8)	(1,972.0)

Working capital	1,540.9	1,477.9	1,439.4	1,330.3
Cash and cash equivalents	(1,134.7)	(1,042.4)	(977.7)	(908.2)
Short-term debt	216.4	183.8	69.8	158.1
Derivative (asset) and liability, current	(0.2)	(0.0)	0.0	4.6
Dividends payable	47.9	47.8	47.7	47.7

Operating working capital	$670.3	$667.1	$579.2	$632.5

The Company’s net cash position (non-U.S. GAAP measure, see reconciliation table below) increased by $76 million during the quarter to $508 million on September 30, 2013. Gross interest-bearing debt was up $16 million to $640 million. During the quarter the Company paid out dividends of $48 million. The Company’s net cash position (non-U.S. GAAP measure, see reconciliation table below) increased to $508 million on September 30, 2013 from $361 million nine months earlier, despite dividend payments of $144 million. Gross interest bearing debt increased by $7 million to $640 million.

As part of efficiently managing the Company’s overall cost of funds, we routinely enter into “debt-related derivatives” (DRD) as part of our debt management. Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company’s debt. Included in the DRD is also the unamortized fair value adjustment related to a discontinued fair value hedge which will be amortized over the remaining life of the debt. By adjusting for DRD, the total economic liability of net debt is disclosed without grossing it up with currency or interest fair values.

	Reconciliation of “Net (cash) debt” to GAAP financial measure (Dollars in millions)
	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
Short-term debt	$216.4	$183.8	$69.8	$158.1
Long-term debt	423.5	440.2	562.9	497.4

Total debt	639.9	624.0	632.7	655.5
Cash and cash equivalents	(1,134.7)	(1,042.4)	(977.7)	(908.2)
Debt-related derivatives	(13.5)	(13.8)	(15.8)	(12.1)

Net cash	$(508.3)	$(432.2)	$(360.8)	$(264.8)

During the quarter total equity increased by $127 million to $4,032 million, due to net income of $125 million, positive currency effects of $39 million, common stock incentives of $9 million and pension liabilities of $2 million, offset by dividends of $48 million. During the first nine months total equity increased by $256 million due to $389 million from net income, $21 million from common stock incentives and $5 million from pension liabilities. This was partially offset by dividends of $144 million and negative currency effects of $15 million.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

Compared to the end of the previous quarter, total headcount (permanent employees and temporary personnel) increased by 1,956 persons to 55,511 on September 30, 2013. More than 1,800 of these additions were in low cost countries.

Currently, 72% of Autoliv’s total headcount are direct workers in manufacturing, 71% are in low cost countries and 18% are temporary personnel. A year ago these ratios were 71%, 68% and 20%, respectively.

Outlook

For the fourth quarter Autoliv’s consolidated sales are expected to grow by around 9% compared to the same quarter of 2012. Excluding negative currency effects organic sales are expected to grow by more than 9%. The operating margin is expected to be around 9%, excluding costs related to antitrust investigations and capacity alignments. The impact from operational inefficiencies, adverse currency effects and higher R, D&E costs are expected to offset the positive margin effect from the higher organic sales.

Full year 2013 organic sales growth is expected to be more than 5%, which is more than 1 pp above the previous indication for growth of around 4%. Consolidated sales growth is expected to be around 5% as currency effects and the effect from a 2012 divestiture are expected to have a combined negative effect of about 0.5 pp. The operating margin expectation remains unchanged at around 9%, excluding costs related to the antitrust investigations and capacity alignments, as the effects from adverse currency movements, and operational inefficiencies, are expected to offset the benefit from the higher organic sales.

The costs for the capacity alignment program are now expected to be within the $20 to $40 million range, compared to the previous indication of $25 to $50 million. We now expect the effective tax rate for the full year to be around 28% (excluding any discrete items), up from the previous expectation of around 27%. This increase is primarily due to a shift in mix, where proportionately more earnings are generated from countries with higher tax rates. Operations are expected to generate approximately $0.7 billion of cash flow and capital expenditures are expected to be around 4.5% of sales in 2013, both unchanged from previous indication.

OTHER RECENT EVENTS

Launches in the 3rd quarter 2013

•	Nissan’s new X-Trail/Rouge: Inflatable curtains, side airbags and safety electronics.

•	BMW’s new X5: Active seatbelts with pretensioners, night vision and vision system.

•	Hyundai’s new i10: Driver airbag, passenger airbag, inflatable curtains, side airbags and safety electronics.

•	Honda’s new Jade: Side airbags and seatbelts with pretensioners.

•	Guangzhou Auto’s new GA3: Driver airbag with steering wheel, passenger airbag, inflatable curtains, side airbags and seatbelts with pretensioners.

•	BMW’s new i3 and i8: Passenger airbag, side airbags, knee airbag, seatbelts with pretensioners and vision system.

•	Peugeot’s new 308: Driver airbag with steering wheel, passenger airbag, seatbelts with pretensioners and safety electronics.

•	BMW’s new 4-series: Inflatable curtains, side airbags, active seatbelts with pretensioners and vision system.

•	Honda’s new Fit: Inflatable curtains.

Other Events

•	On August 13, 2013, Autoliv’s Board of Directors renewed the Company’s previous mandate to repurchase up to 3.2 million common shares. Autoliv’s management can, subject to legal requirements, now initiate buybacks of Autoliv shares opportunistically at their own discretion. In addition to the required filings with the SEC, purchases under the buyback program would be communicated by the Company on its corporate website (www.autoliv.com/shares) shortly after the end of the calendar month in which the transactions were made.

•	In conjunction with the Frankfurt Auto show in September, Autoliv announced a new adaptable seatbelt for improved safety for all occupants, especially children. This unique new seatbelt can substantially reduce the load on small occupants while also improving the protection for larger occupants. It is a purely mechanical solution that offers adaptability to the occupant size and the severity of a crash at a reasonable cost.

•	Autoliv further introduced the world’s first Night Vision Fusion System with high definition (HD) and enhanced pedestrian and animal detection. Debuting on the Mercedes’ new S-Class, the dual-infrared camera system combines the advantages of a far infrared camera with the benefits of a near infrared camera to deliver the most advanced and effective night vision system ever featured on an automobile.

Dividend

The Company will pay, as previously announced, a quarterly dividend of 50 cents per share for the fourth quarter on Thursday, December 5, 2013 to Autoliv stockholders of record on the close of business on Wednesday, November 20, 2013. The ex-date when the shares will trade without the right to the dividend will be Monday, November 18, 2013.

Next Report

Autoliv intends to publish its quarterly earnings report for the fourth quarter 2013 on Friday, January 31, 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2013, the Company’s future contractual obligations have not changed materially from the amounts reported in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 22, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2013, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 22, 2013.

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

For further discussion of legal proceedings, see Note 11 Contingent Liabilities – Legal Proceedings to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS

The risk factors set forth below are in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013, which includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations, and are incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

Since September 15, 2008, Autoliv has made no share repurchases. Since the repurchase program was adopted in 2000, Autoliv has repurchased 34.3 million of its shares at an average cost of US $42.93 per share.

Under the existing authorizations, approximately another 3.2 million shares may be repurchased. We may from time to time repurchase our shares in the open market under the existing share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997 (File No. 001-12933).

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2012).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv, Inc. and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

10.1*†	Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv Inc.

10.2*	Guarantee Agreement, dated July 16, 2013, between European Investment Bank and Autoliv Inc.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 24, 2013

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin
Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)