Form 10-K
period 2013-12-31
AUTOLIV INC
filed 2014-02-21
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. held by non-affiliates as of the last business day of the second fiscal quarter of 2013 amounted to $7,404 million.

Number of shares of Common Stock outstanding as of February 12, 2014: 94,351,613.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2013 (the “Annual Report”) are incorporated by reference into Parts I and II.

2. Portions of the definitive Proxy Statement for the annual stockholders’ meeting to be held May 6, 2014, to be dated on or around March 24, 2014 (the “2014 Proxy Statement”), are incorporated by reference into Part III.

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

* Safe Harbor Statement

This Form 10-K contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv or its management believes or anticipates may occur in the future. For example, forward-looking statements include, without limitation, statements relating to industry trends (including light vehicle production), business opportunities, sales contracts, sales backlog, and on-going commercial arrangements and discussions, as well as any statements about estimated sales, estimated operating margin, effective tax rate or other future operating performance or financial results.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “will,” “should,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in light vehicle production, fluctuation in vehicle production schedules for which the Company is a supplier; market acceptance of our new products; changes in general industry market conditions or regional growth or declines; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives discussed herein and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in program awards and performance; the financial results of companies in which Autoliv has made technology investments or joint-venture arrangements; pricing negotiations with customers; our ability to be awarded new business; product liability, warranty and recall claims and other litigation and customer reactions thereto; higher expenses for our pension and other postretirement benefits including higher funding requirements of our pension plans; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; possible adverse results of pending or future litigation or infringement claims; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate, dependence on key personnel; legislative or regulatory changes limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for the year ended December 31, 2013. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

Business

Autoliv is the world’s leading supplier of automotive safety systems, with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, whiplash protection systems and child seats, as well as vision and night vision systems, radar and other active safety systems. Autoliv has approximately 80 production facilities in 27 countries and our customers include the world’s largest car manufacturers. Autoliv’s sales in 2013 were $8.8 billion, approximately 65% of which consisted of airbags and associated products, and approximately 31% of which consisted of seatbelts and associated products, and approximately 4% of which consisted of active safety and associated products. Our geographical regions are Europe, the Americas, China, Japan and the Rest of Asia (ROA).

Autoliv’s head office is located in Stockholm, Sweden, where we currently employ 54 people. Autoliv had approximately 46,900 employees worldwide at December 31, 2013, and a total headcount, including temporary personnel, of approximately 56,500.

The information required by Item 1 regarding developments in the Company’s business during 2013 is contained in the Annual Report on pages 26-29 and 39-42 and is incorporated herein by reference. The Annual Report is available on Autoliv’s website, www.autoliv.com and is filed as Exhibit 13 to this Form 10-K.

Financial Information on Segments

Autoliv considers its products to be components of integrated automotive safety systems, which fall within a single industry segment. Autoliv has two main operating segments: Passive safety products (airbags, seatbelts, steering wheels, restraint electronics) and Active safety products (vision, night vision, radar). For financial reporting purposes these two operating segments have been combined into a single reportable segment in accordance with the provisions of Accounting Standards Codification (ASC) 280 Segment Reporting. The financial data relating to Autoliv’s business in this segment over the last three fiscal years is contained in the Consolidated Financial Statements on pages 56 through 59 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group and region for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements on page 80 of the Annual Report and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the sections headed “Active Safety”, “Passive Safety” and “Innovations to Save Lives” on pages 12-17 and “Our Market” on pages 26 and 27, and in the Management Discussion and Analysis sections “Dependence on Customers”, “New Competition” and “Patents and Proprietary Technology” on pages 52 and 53 of the Annual Report and is incorporated herein by reference.

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 80 wholly or partially owned or leased production facilities located in 27 countries, consisting of both component factories and assembly factories. See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, gas generants, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly, steering wheels and our active safety, vision and night vision systems and our other safety electronic systems. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “Just-in-time” delivery to customers. These factories also assemble our active safety, vision and night vision systems. The products manufactured by Autoliv’s consolidated subsidiaries in 2013 consisted of approximately 143 million complete seatbelt systems (of which approximately 58 million were fitted with pretensioners), approximately 78 million side-impact airbags (including curtain airbags), approximately 44 million frontal airbag modules, approximately 14 million steering wheels, approximately 15 million electronic units (airbag control), and approximately 3 million active safety.

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

If the supply of raw materials and components is not disrupted, Autoliv’s assembly operations generally are not constrained by capacity considerations. When dramatic shifts in light vehicle production occur, Autoliv can generally adjust capacity in response to changes in demand within a few weeks by adding or removing work shifts and within a few months by adding or removing standardized production and assembly lines. Most of Autoliv’s assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity. As a result, Autoliv can usually adjust its manufacturing capacity faster than its customers can adjust their capacity to fluctuations in the general demand for vehicles or in the demand for a specific vehicle model, provided that customers notify Autoliv when they become aware of such changes in demand. When dramatic shifts in light vehicle production occur or when there is a shift in the regional light vehicle production, the adjustments can take more time and be more costly.

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production. For more information, see Item 1A – Risk Factors on page 12.

Quality Management

Autoliv believes that superior quality is a prerequisite to it being considered a leading global supplier of automotive safety systems and is key to our financial performance, since quality excellence is critical for winning new orders, preventing recalls and maintaining low scrap rates. Autoliv has for many years emphasized a “zero-defect” proactive quality policy and continues to strive to improve its working methods. This means both that Autoliv’s products must always meet performance expectations, and that Autoliv’s products must be delivered to its customers at the right times and in the right amounts. Furthermore, our continued quality improvements further enhance our image among customers, employees and authorities.

Although quality has always been paramount in the automotive industry, especially for safety products, vehicle manufacturers have become increasingly quality focused with even less tolerance for any deviations. This intensified quality focus is partially due to an increase in the number of vehicle recalls due to a variety of reasons (not just safety) coupled with a few high-profile vehicle recalls. This trend is likely to continue as vehicle manufacturers introduce even stricter quality requirements. We have not been immune to the recalls that have been impacting the entire automobile industry.

In response to this trend and to improve our own quality, we launched in the summer of 2010 the next step in our strategy of shaping a proactive quality culture of zero defects. It is called “Q5” because it addresses quality in five dimensions: products, customers, growth, behavior and suppliers. The goal of Q5 is to firmly tie together quality with value within all our processes and for all our employees, thereby leading to the best value for our customers. Since 2010 we have expanded this quality initiative with additional training to more employees and suppliers. These activities have made a significant contribution to the improvement in non-conforming events.

In our pursuit of excellence we have developed a chain of four “defense lines” against quality issues. These defense lines consist of: 1) robust product designs, 2) flawless components from suppliers and our own in-house component companies, 3) manufacturing of flawless products and 4) implementing systems for verifying that our products conform with specifications and an advanced traceability system in the event of a recall.

Our pursuit of excellence extends from the earliest phases of product development to the proper disposal of a product following many years of use in a vehicle.

Autoliv’s comprehensive Autoliv Product Development System (“APDS”) process includes several key check points during the development of new products that are designed to ensure that new products are well-built and have no hidden defects. Through this process, we proactively prevent problems and ensure we deliver only the best designs to the market.

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

Raw materials

For information on the sources and availability of raw materials, see “Risk Factors - Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins” in Item 1A.

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

Research, Development and Engineering

Expenses incurred for research, development and engineering activities, net were $489 million, $455 million and $441 million for the years ended December 31, 2013, 2012 and

2011, respectively. Additional information on research, development and engineering is included in the section titled “Innovations to Save Lives” on page 16, and “Patents and Proprietary Technology” on page 53 of the Annual Report and is incorporated herein by reference.

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

For information concerning the material effects on our business relating to our compliance with government safety regulations, see “Risk Factors - Our business may be adversely affected by environmental, occupational health and safety or other governmental regulations” in Item 1A and “Regulations” under section “Risks and Risk Management” on page 52 of the Annual Report which is incorporated herein by reference.

Autoliv Personnel

At December 31, 2013, Autoliv and its subsidiaries had approximately 46,900 employees and approximately 9,600 temporary personnel. Autoliv considers its relationship with its personnel to be good and has not experienced any major strike or other significant labor dispute in recent years.

Important unions to which some of Autoliv’s employees belong in Europe include: IG Metall in Germany, Unite the union in the United Kingdom, Confédération Générale des Travailleurs and Confédération Française Démocratique du Travail in France, Federacion Minerometalurgica, Union General de Trabajadores, Union Sindical Obrera and Comisiones Obereras and Confederacion General de Trabajadores in Spain and Swedish Metal Workers Union and the Swedish Association of Graduated Engineers in Sweden.

In addition, Autoliv’s employees in other regions are represented by the following unions: the National Automotive, Aerospace and General Workers Union of Canada (CAW) and the International Association of Machinists and Aerospace Workers (IAM) in Canada; Sindicato Nacional de Trabajadores de la Industria Metalurgica y Similares, Sindicato de Trabajadores de la Pequena y Mediana Industria and Sindicato de Jornaleros y Obreros Industiales de la Industria Maquiladora in Mexico; Sindicato dos Trabalhadores nas industrias Metalurgicas, Mecanicas e de Material eletrico e Eletronico, Siderurgicas, Automobilsticas e de Autopecas de Taubate in Brazil; and the Korean Metal Workers Union in Korea.

In many European countries in which we operate, as well as in Canada, Mexico and Brazil, wages, salaries and general working conditions are negotiated with local unions and/or are subject to centrally negotiated collective bargaining agreements. The terms of our various agreements with unions typically range between 1-3 years. Most of our subsidiaries in Europe, Canada and Brazil must negotiate with the applicable local unions important changes in operations, working and employment conditions. In the United Kingdom there is far less union involvement in establishing wages, salaries and working conditions. Twice a year, the Company’s management conducts a meeting with the European Work Council (EWC) to provide employee representatives with important information about the Company and a forum for the exchange of ideas and opinions.

Many Asia Pacific countries regulate salary adjustments on an individual basis each year. In South Korea and Thailand, employee organizations are involved in various processes.

For information concerning Autoliv’s personnel and restructuring initiatives, see “Price Erosion and Cost Challenges” and “Capacity Alignments” on page 40 and “Personnel” on page 47 in the Management Discussion and Analysis of the Annual Report, which is incorporated herein by reference.

Financial Information on Geographic Areas

Financial information concerning Autoliv’s geographic areas is included in the sections titled “Superior Global Presence” and “Our Market” on pages 24-27, “Focus on Cost Control” on page 30 and in Note 19 of the Notes to Consolidated Financial Statements on page 80 of the Annual Report, which is incorporated herein by reference. See also “Risk Factors – Our business is exposed to risks inherent in global operations” in Item 1A.

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

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business

Our business is directly related to light vehicle production (“LVP”) in the global market and by our customers and LVP is the most important driver for our sales. LVP is highly cyclical and depends on general economic conditions as well as other factors, including consumer spending and preferences and changes in interest rate levels and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives, and political volatility, especially in energy producing countries and growth markets. In addition, light vehicle sales and production can be affected by our customers’ ability to continue operating in response to challenging economic conditions and in response to changing labor relations issues, regulatory requirements, trade agreements and other factors. Any significant (adverse) change in any of these factors, including, but not limited to, general economic conditions and the resulting bankruptcy of a customer or the closure of a customer manufacturing facility, may result in a reduction in automotive sales and production by our customers, and thus have a material adverse effect on our business, results of operations and financial condition.

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

Changes in LVP and/or customers’ inventory levels will have an impact on our earnings guidance and estimates and any significant reduction in automotive sales and/or light vehicle production by our customers, whether due to general economic conditions or any other fact(s) relevant to LVP, will likely have a material adverse effect on our business, results of operations and financial condition.

Change in consumer trends, political decisions affecting vehicle sales and growth in different markets could adversely affect our results in the future

The average global content of safety systems per light vehicle (airbags, seatbelts, steering wheels and related electronics, radar, night vision systems and cameras) remained relatively flat at around $300 during the period 2011-2013. However, vehicles produced in different markets may have various safety content values. For example, in Western Europe and North America many of the cars in the large-size segment have safety content values of more than $500 per vehicle while the average safety content of light vehicles in China and India was only approximately $220 and $60, respectively. Due to the fact that growth in global LVP is highly concentrated in markets such as China and India our operating results may suffer if the safety content per vehicle remains low in our growth markets. As safety content per vehicle is also an indicator of our sales development, should the current trends continue, the average value of safety systems per vehicle could decline and negatively affect our sales and margins.

We operate in highly competitive markets

The markets in which we operate are highly competitive. The market for occupant restraint systems has undergone a significant consolidation during the past fifteen years. We compete with a number of other manufacturers that produce and sell similar products. Among other factors, our products compete on the basis of price, product quality, manufacturing and distribution capability, product design, product delivery and product service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than us. Some of our competitors may also have a “preferred status” as a result of special relationships with certain customers. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may predict the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can, or adapt more quickly than we do to new technologies or evolving regulatory, industry or customer requirements. We may also encounter increased competition in the future from existing or new competitors. As a result, our products may not be able to compete successfully with their products. Should this happen, we will suffer material adverse effects on our business, results of operations and financial condition.

The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability

Although we have frame contracts with many of our customers, these frame contracts generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant, rather than for the purchase of a specific quantity of products. Furthermore, these frame contracts are often subject to renewal/re-quotation at the customer’s option at periodic intervals, sometimes as frequent as on a year-to-year basis. Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or a particular vehicle brand for which we are a significant supplier could reduce our sales and harm our profitability. Although our sales are split over several hundred contracts covering approximately 1,300 vehicle platforms or vehicle models, a significant decline in overall demand for such vehicles, or a dramatic change in vehicle preferences, could have a material adverse effect on our sales.

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

Our profitability is also influenced by our success in designing and marketing technological improvements in automotive safety systems which help us offset price reductions by the Original Equipment Manufacturers (“OEMs”). If we are unable to offset continued price reductions through improved operating efficiencies and reduced expenditures, these price reductions may have a material adverse effect on our business, results of operations and financial condition.

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production

We, as with other component manufactures in the automotive industry, ship products to vehicle assembly plants throughout the world so they are delivered on a “just-in-time” basis in order to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) also use a similar method. However, this “just-in-time” method makes the logistics supply chain in our industry very complex and very vulnerable to disruptions.

The potential loss of, or loss of access to, one of our suppliers or our own production sites could be caused by a myriad of potential problems, such as closures of one of our own or one of our suppliers’ plants or critical manufacturing lines due to strikes, mechanical failures, electrical outages, fires, explosions, critical pollution levels, political upheaval, as well as logistical complications due to weather, volcanic eruptions, earthquakes, flooding or other natural disasters, acts of terrorism, mechanical failures, delayed customs processing and more. Additionally, as we expand in growth markets, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, possibly for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers to suspend their orders or instruct us to suspend delivery of our products, which may adversely affect our financial performance.

When we cease timely deliveries, we have to absorb our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight.

Additionally, if we are the cause of a customer being forced to halt production the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be very significant and may include consequential losses such as lost profits. Thus, any supply-chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown could expose us to material claims of compensation. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all.

For example, the events triggered by the March 11, 2011 earthquake and tsunami in Japan caused extensive and severe damage, impacting not only manufacturing facilities of automotive suppliers (including sub-suppliers) and manufacturers but also transportation, energy and distribution infrastructure. Such disruptions, whether caused by a volcano, earthquake, flooding, other natural disaster, or act of terrorism, could cause significant delays and complications to our ability to ship our products to customers, as well as receive shipments from our suppliers. Also, similar difficulties for other suppliers may force our customers to halt production, which may in turn impact our sales shipments to such customers. It is impossible for us to predict if and when disruptions of air, ground and sea transport will occur again and, if so, what impact such disruptions will have. Any such disruptions could severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time and/or to absorb very significant costs to avoid disruption of our customers’ operations.

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Strong worldwide demand for certain raw materials has had a significant impact on raw material prices and short-term availability in recent years. Increases in the price of the raw materials and components in our products could materially increase our operating costs and materially and adversely affect our profit margin, as direct materials costs amounted to approximately 55% of our net sales in 2013, of which approximately half is the raw material cost portion.

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

Additionally, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has promulgated rules regarding disclosure of the presence in the Company’s products of certain metals mined from the Democratic Republic of Congo (“DRC”) and adjoining countries, known as “conflict minerals,” as well as disclosure regarding our manufacturers’ procedures to identify the sourcing of those minerals from this region. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

Our business could be materially and adversely affected if we lost any of our largest customers

We are dependent on a relatively few number of automobile manufacturers with strong purchasing power, as a result of high market concentration that has developed due to customer consolidation during the last few decades. Our five largest customers represented 54% of our consolidated sales for 2013. Our largest contract accounted for approximately 4.3% of our total fiscal 2013 sales and expires in 2019. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of all of the business from any of our primary customers (whether by cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations and financial position. Customers may put us on a “new business hold” which would limit our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that are required to be met prior to being eligible to bid for new business. Meeting any such conditions within the prescribed timeframe may require additional Company resources. A failure to satisfy such remedial conditions may have a materially adverse impact on our financial results in the long term.

Information concerning our major customers is included in the Annual Report in a graph and in the section headed “Our Customers” on page 28 and in Note 19 of the Consolidated Financial Statements on page 80 of the Annual Report.

We are involved from time to time in legal proceedings and our business may suffer as a result of adverse outcomes of current or future legal proceedings

We are, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, shareholder litigation, government investigations, class action lawsuits, personal injury claims, and environmental issues, antitrust, customs, employment and tax issues. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. The possibility that claims may be asserted against us and their magnitude may remain unknown for long periods of time. A substantial legal liability or adverse regulatory outcome and the substantial cost to defend the litigation or regulatory proceedings may have an adverse effect on our business, operating results, financial condition, cash flows and reputation. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position or that reserves or insurance will mitigate such impact.

See Note 16 of the Consolidated Financial Statements on page 74 of the Annual Report.

We are currently undergoing an antitrust investigation by the European Commission and it is probable that the Company’s operating results and cash flows will be materially adversely impacted

The European Commission (“EC”) is engaged in a long-running investigation into possible anti-competitive behavior among certain suppliers to the automotive vehicle industry, including Autoliv. From June 7 to June 9, 2011, representatives of the EC visited two facilities of Autoliv BV & Co KG, a Company subsidiary in Germany, to gather information for such inquiry. The EC’s investigation is still ongoing. It is the Company’s policy to cooperate with governmental investigations. Although the duration or ultimate outcome of the EC investigation cannot be predicted or estimated, it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable. The Company remains unable to estimate the impact the EC investigation will have or predict the reporting periods in which such impact may be recorded. However, the EC investigation may still require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash-flows or financial results, and our insurance may not mitigate such impact. The Company’s 2012 settlement with the Antitrust Division of the US Department of Justice (“DOJ”) does not impact the EC’s ongoing investigation, as the EC investigation is a separate matter that involves the application of different legal standards.

We are subject to securities class action and derivative litigation in the U.S. and may be subject to additional litigation in the U.S. or elsewhere that could negatively impact our business

We are subject to a securities class action lawsuit in the U.S. alleging a failure to disclose, or misrepresentation of material facts relating to, antitrust violations. We, as well as current and former directors, also have been recently named in a stockholder derivative litigation purporting to allege breach of fiduciary duty, waste and unjust enrich relating to similar allegations. The Company may be subject to additional, similar actions in the future, including other claims relating to antitrust or other issues. These types of lawsuits could require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash-flows or financial results, and our insurance may not mitigate such impact. Currently, the duration or ultimate outcome of the securities litigation cannot be predicted or estimated.

We are subject to civil antitrust litigation in the U.S. and Canada following the DOJ settlement and may be subject to additional civil antitrust litigation in the U.S. or elsewhere that could negatively impact our business

Following the Company’s guilty plea as part of the DOJ settlement, the Company and its competitors were sued in multiple purported class action lawsuits in the U.S. and Canada alleging violations of antitrust and related laws and seeking to recover treble damages for the alleged classes of direct purchasers, auto dealers and vehicle purchasers/lessees. The

Company may be subject to additional civil antitrust lawsuits in the future in the U.S., Canada or in other countries that permit such civil claims, including lawsuits or other actions by our customers. These types of lawsuits require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash-flows or financial results, and our insurance may not mitigate such impact.

We are, and have been, subject to investigations by other competition authorities and may be subject to investigations by additional competition authorities that could negatively impact our business

Competition authorities in Canada and South Korea have previously initiated investigations of certain suppliers to the automotive vehicle industry, including Autoliv. Competition authorities in additional countries, including Japan, may initiate similar investigations. These types of investigations require significant management time and attention, as the EC and DOJ investigations already have. These investigations could also result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial results, and our insurance may not mitigate such impact.

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

Work stoppages or other labor issues at our customers’ facilities or at our facilities could adversely affect our operations

The economically challenging conditions in the automotive industry and actions taken by our customers and other suppliers to address negative industry trends may have the side effect of causing labor relations problems at those companies. If any of our customers experience a material work stoppage, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at another supplier could interrupt production at one of our customers’ plants which would have the same effect. This could cause us to shut down production facilities supplying these products, which could have a material adverse effect on our business, results of operations and financial condition. While labor contract negotiations at our locations historically have rarely resulted in work stoppages, we cannot assure that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage at one or more of our plants or our customers’ facilities could have a material adverse effect on our business.

Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel

Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly engineers and other employees with electronics and software expertise, which may be difficult if the workforce loses interest in the automotive industry in favor of other technological fields. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business.

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

Restructuring initiatives and capacity alignments are complex and difficult and at any time additional restructuring steps may be necessary, possibly on short notice and at significant cost

Our restructuring initiatives and capacity alignments include efforts to adjust our manufacturing capacity, including plant closures, transfer of sourcing to low-cost countries, consolidation of our supplier base and standardization of products, to reduce our overhead costs and consolidate our tech centers. The successful implementation of our restructuring activities and capacity alignments will require us to involve sourcing, logistics, technology and employment arrangements. The complex nature of our various restructuring initiatives could cause difficulties or delays in the implementation of any such initiative or it may not be immediately effective, resulting in an adverse material impact on our performance. In addition, there is a risk that inflation, high-turnover rates and increased competition may reduce the efficiencies now available in low-cost countries to levels that no longer allow for cost-beneficial restructuring opportunities.

A prolonged recession and/or another downturn in our industry could result in us having insufficient funds to continue our operations without additional financing activities

Our ability to generate cash from our operations is highly dependent on sales and therefore on light vehicle production, the global economy and especially the economies of our important markets. If light vehicle production were to remain on low levels for an extended period of time, this would result in a significantly negative cash flow. Similarly, if cash losses for customer defaults rise sharply, this would also result in a negative cash flow. Such negative cash flow could result in our having insufficient funds to continue our operations unless we can procure external financing, which may not be possible.

A prolonged recession and/or another downturn in our industry could result in external financing not being available to us or available only on materially different terms than what has historically been available

Our current credit rating could be lowered as a result of us experiencing significant negative cash flows or a dire financial outlook. This may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our principal credit facility expires in 2018. These risks are exacerbated by the current instability in the global credit markets, including the on-going European economic and financial turmoil to the overall Eurozone. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our Revolving Credit Facility syndicate were to default. If external financing is unavailable to us when necessary, we may have insufficient funds to continue our operations.

Information concerning our credit facilities and other financings are included in the Annual Report on page 48 in the section headed “Treasury Activities” and in Note 12 to the Consolidated Financial Statements on pages 70 and 71 of the Annual Report.

Our indebtedness may harm our financial condition and results of operations

As of December 31, 2013, we have outstanding debt of $619 million, including $290 million in privately placed debt issued in 2007. We may incur additional debt for a variety of reasons. Although our revolving credit facilities do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Governmental restrictions may impact our business adversely

Some of our customers are owned by a governmental entity, receive various forms of governmental aid or support or are subject to governmental influence in other forms. As a result, they may be required to procure components from local suppliers to achieve a specific local content or be subject to other restrictions regarding localized content. The nature and form of any such restrictions or protections, whatever their basis, is very difficult to predict as is their potential impact. However, they are likely to be based on political rather than economical or operational considerations and may materially impact our business.

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

Increases in IT security threats, the sophistication of computer crime and our reliance on global data centers could expose our systems, networks, solutions and services to risks

As the world’s largest automotive safety system supplier with worldwide facilities, we rely extensively on information technology (“IT”) systems and the use of our global data centers. These IT systems and data centers are vulnerable to disruptions, including those resulting from natural disasters, cyber-attacks or failures in third-party-provided services. Disruptions and attacks on our IT systems pose a risk to the security of our systems and our ability to protect our networks and the confidentiality, availability and integrity of our and our customers’ data. As a result, such attacks or disruptions could potentially lead to the leakage of our or our customers’ confidential information, including our financial data and intellectual property, improper use of our systems and networks, manipulation and destruction of data, production downtimes and both internal and external supply shortages, which could have an adverse effect on our results of operations.

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

Although we have procedures and policies in place that should mitigate the risk of violations of these laws, there is no guarantee that they will be sufficiently effective. If and when we acquire new businesses, we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of the rules and laws were effective, and violations may occur if we are unable to timely implement corrective and effective controls and procedures when integrating newly acquired businesses.

We also have manufacturing and distribution facilities in many countries. Some of these countries are growth markets. International operations, especially in growth markets, are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions;

•	inability to collect, or delays in collecting, VAT and/or other receivables associated with remittances and other payments by subsidiaries;

•	exposure to local political turmoil;

•	expropriation and nationalization;

•	enforcing legal agreements or collecting receivables through foreign legal systems;

•

currency controls, including lack of liquidity in foreign currency due to governmental restrictions, trade protection policies and currency controls, which may create difficulty in repatriating profits or making other remittances;

•	investment restrictions or requirements; and

•	export and import restrictions.

Increasing our manufacturing footprint in the growth markets and our business relationships with automotive manufacturers in these markets are particularly important elements of our strategy. As a result, our exposure to the risks described above may be greater in the future, and our exposure to risks associated with developing countries, such as the risk of political upheaval and reliability of local infrastructure, may increase. The likelihood of such occurrences and their potential impact on us vary from country to country and are unpredictable.

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

For example, the financial crisis during 2008-2009 caused extreme and unprecedented volatility in foreign currency exchange rates. Such fluctuations may occur again and may impact our financial results. We cannot predict when, or if, this volatility will cease or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies to achieve a natural hedge. However, a natural hedge cannot be achieved for all our currency flows therefore a net exposure remains within the group. The net exposure can be significant and creates a transaction exposure risk for the Company. We have not engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future relating to foreign currency exchange rates.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. At present, we hold more than 6,600 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. We utilize, and have frequent access to, the patents of our joint ventures. Our patents expire on various dates during the period 2014 to 2033. We do not expect the expiration of any single patent to have a material adverse effect on our business, results of operations and financial condition. Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Also, any patents now owned by us may not afford protection against competitors that develop similar technology.

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

RISKS RELATED TO GOVERNMENT REGULATIONS AND TAXES

Our business may be adversely affected by environmental, occupational health and safety or other governmental regulations

We are subject to the requirements of environmental, occupational health and safety and other governmental regulations in the United States and other countries.

Although we have no known pending material environmental related issues, we have made and will continue to make capital and other expenditures to comply with environmental requirements. To reduce our exposure to environmental risk, we implemented an environmental plan in 1996 based on our environmental policy. According to the plan, we sought to certify according to ISO 14001, an international standard for environmental management systems, all of our plants and units. As of December 31, 2013, 89% of our facilities representing 98% of our consolidated sales have been certified according to ISO 14001 (most of our remaining plants are new facilities which have not been certified yet). However, we cannot assure you that we have been or will be at all times in complete compliance with all of these requirements or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts that we, at each time, may have reserved.

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

Additional information relating to our environmental management is included in the Annual Report in the “Management’s Discussion and Analysis” section “Environmental” on page 52 of the Annual Report.

Negative or unexpected tax developments could adversely affect our effective tax rate, operating results and financial condition

Our annual tax rate is based on our income and the tax laws in the jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. Although we believe that our tax estimates are reasonable, the final determination of our tax liability may be different from what is reflected in our historical income tax provisions and accruals.

We are subject to tax audits by governmental authorities in the U.S. and numerous non-U.S. jurisdictions, which are inherently uncertain. Although we periodically assess the likelihood of adverse outcomes, negative or unexpected results from one or more such audits, including any related interest or penalties by governmental authorities, could increase our effective tax rate and adversely impact our operating results.

A number of factors may increase our effective tax rate, which could have an adverse impact on our profitability and results of operations. Due to our numerous foreign operations, our tax rate may be impacted by our global mix of earnings if our pre-tax income is lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates. Based on U.S. regulatory rules, we do not record current or deferred tax liabilities on permanent investments in our foreign subsidiaries and our foreign earnings that are indefinitely reinvested. However, if our non-U.S. subsidiaries were to distribute cash to our U.S. parent or make a cash outlay, such transactions may result in an increase to the Company’s effective tax rate.

Changes in, or changes in the application of, U.S. or foreign laws, regulations or accounting principles with respect to matters such as tax rates, transfer pricing, dividends, and restrictions on certain forms of tax relief or limitations on favorable tax treatment could affect the carrying value of our deferred tax assets and/or our effective tax rate. For example, our ability to take advantage of tax planning strategies or expected favorable tax treatments (including those associated with R&D credits and loss carry forwards) may be significantly impaired as a result of changes to the conditions associated with such strategies or favorable treatments. Such changes may be the result of general attempts to remedy fiscal deficits or implement shifts in social policies, such as discouraging headcount reductions or similar actions.

We may not be able to fully realize our deferred tax assets

We currently carry deferred tax assets, net of valuation allowances, resulting from deductible temporary differences and tax loss carry forwards, both of which will reduce taxable income in the future. However, deferred tax assets may only be realized against taxable income. The amount of deferred tax assets could be reduced, from time to time, due to adverse changes in operations or in estimates of future taxable income from operations during the carryforward period as a result of a deterioration in market conditions or other circumstances. Any such reduction would adversely affect income in the period of the adjustment.

Additional information on our deferred tax assets is included in Note 4 to the Consolidated Financial Statements on pages 66-67 of the Annual Report.

The Public Company Accounting Oversight Board, or PCAOB, is currently unable to inspect the audit work of auditors working in Sweden, including our auditor

Because we are a public company in the U.S., our auditor is required to undergo regular PCAOB inspections to assess compliance with U.S. law and professional standards in connection with its audit of our financial statements filed with the SEC. The PCAOB, however, is currently unable to inspect the audit work and practices of auditors in Sweden, where our head office is located, although our auditors are part of a major U.S. based international accounting firm. As a result, if the PCAOB and Sweden are unable to reach an agreement allowing access, investors who rely on our auditor’s audit reports are deprived of the benefits of PCAOB inspections of our auditor. Management of the Company expects our auditor to adhere to the highest applicable standards and to take measures to ensure that these standards are consistent with the requirements of the PCAOB. However, we cannot exclude the possibility that PCAOB inspections could strengthen the adherence to such standards and/or detect failures to do so.

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

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Items Produced at Facility	Owned/ Leased
Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, airbag inflators, steering wheels and seatbelt webbing	Owned

Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned

Autoliv Electronics Canada, Inc.	Markham, Ontario	Airbag electronics, radar sensors	Leased
VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Beijing) Vehicle Safety Systems Co., Ltd.	Beijing	Seatbelts	Owned

Autoliv (Changchun) Vehicle Safety Systems Co. Ltd.	Changchun	Airbags and seatbelts	Owned

Autoliv (China) Electronics Co., Ltd.	Shanghai	Airbag electronics	Owned

Autoliv (China) Inflator Co., Ltd.	Shanghai	Airbag inflators	Owned

Autoliv (China) Steering Wheel Co., Ltd.	Shanghai	Steering wheels	Owned

Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned

Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Seatbelts	Owned

Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Airbags, and airbag cushions	Owned

Changchun Hongguang-Autoliv Vehicle Safety System Co., Ltd.	Changchun	Seatbelts	Leased

Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Seatbelt webbing	Owned

Autoliv (Jiangsu) Automotive Safety Components Co, Ltd.	Jintan/Changzhou City	Gas generant	Owned

Estonia
AS Norma	Tallinn	Seatbelts and belt components	Owned

France
Autoliv Electronic SAS	Saint-Etienne du Rouvray	Airbag Electronics	Leased

Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags	Owned

Autoliv Isodelta SAS	Chiré-en-Montreuil	Steering wheels and covers	Owned

Livbag SAS	Pont-de-Buis	Airbag inflators	Owned

N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Airbag initiators and seatbelt micro gas generators	Owned

Germany
Autoliv B.V. & Co. KG	Braunschweig	Airbags	Owned
	Dachau	Airbags	Leased
	Elmshorn	Seatbelts	Owned

Autoliv Sicherheitstechnik GmbH	Döbeln	Seatbelts	Owned

Hungary
Autoliv Kft.	Sopronkovesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts, Airbags and Steering wheel	Leased
	Mysore	Seatbelt webbing	Owned
	Delhi	Seatbelts, Airbags and Steering wheel	Leased
	Chennai	Seatbelts	Leased
	Uttarakhand	Seatbelts	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts	Owned

Japan
Autoliv Japan Ltd.	Atsugi	Steering wheels	Owned
	Hiroshima	Airbags and steering wheels	Owned
	Taketoyo	Airbag inflators	Owned
	Tsukuba	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Steering wheels	Owned

Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts	Owned

Autoliv Safety Technology de Mexico S.A. de C.V.	Tijuana	Seatbelts	Leased

Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro Querétaro	Airbag cushions Airbags	Leased Leased

Netherlands
Van Oerle Alberton B.V.	Boxtel	Seatbelt webbing	Owned

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags and seatbelts	Owned

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts, seatbelt webbing, airbags, airbag inflators, springs for retractors and height adjusters	Owned
	Lugoj	Airbag cushions	Owned
	Covasna	Steering wheel	Owned

Russia
OOO Autoliv	Togliatti	Airbags and seatbelts	Leased

South Africa
Autoliv Southern Africa (Pty) Ltd.	Gauteng	Seatbelts, airbags and steering wheels	Owned

South Korea
Autoliv Corporation	Seoul	Airbags and seatbelts	Owned
	Wonju	Airbags and seatbelts	Owned

Spain
Autoliv BKI S.A.U.	Valencia	Airbags	Owned

Autoliv KLE S.A.U.	Barcelona	Seatbelts	Owned

Sweden
Autoliv Electronics AB	Motala	Safety electronics	Leased

Autoliv Sverige AB	Vårgårda	Airbags, seatbelts and airbag inflators	Owned

Taiwan
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts	Owned
	Chonburi	Airbags and Airbag cushions	Leased

Tunisia
SWT1 SARL	El Fahs	Leather wrapping of steering wheels	Owned

SWT2 SARL and ASW3 SARL	Nadhour	Leather wrapping of steering wheels	Owned

SWTF SARL	El Fahs	Leather wrapping of steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelts and airbags	Owned

Autoliv Teknoloji Urunleri Sanyai Ve Ticaret A.S.	Gebze-Kocaeli	Leather wrapping of steering wheels	Leased

Autoliv Metal Pres Sanayi Yi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelt components	Owned

United Kingdom
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City, Utah	Airbag inflators	Owned
	Goleta, California	Night vision	Leased
	Lowell, Massachusetts	Radar sensors	Leased
	Ogden, Utah	Airbags	Owned
	Promontory, Utah	Gas generant	Owned
	Tremonton, Utah	Airbag initiators and seatbelt micro gas generators	Owned

TECHNICAL CENTERS AND CRASH TEST LABORATORIES

Location	Function

China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd., Shanghai	Technical center for airbags and seatbelts with full-scale test laboratory

France
Autoliv France SNC., Gournay-en-Bray	Technical center for airbags and seatbelts with full-scale test laboratory

Autoliv Electronics SAS, Cergy-Pontoise	Technical center for electronics

Livbag SAS, Pont-de-Buis	Technical center for inflator and pyrotechnic development

Germany
Autoliv B.V. & Co. KG, Dachau	Technical center for airbags with full-scale test laboratory
Elmshorn	Technical center for seatbelts with full-scale test laboratory

India
Autoliv India Private Ltd., Bangalore	Technical center for airbags and seatbelts with sled testing

Japan
Autoliv Japan Ltd., Tsukuba	Technical center for airbags with sled test laboratory
Hiroshima	Technical center for electronics

Romania
Autoliv Romania S.R.L., Brasov	Technical center for seatbelts with sled test laboratory
Timisoara	Technical center for electronics

South Korea
Autoliv Corporation, Seoul	Technical center with sled test laboratory

Sweden
Autoliv Development AB, Vårgårda	Research center

Autoliv Sverige AB, Vårgårda	Technical center for airbags with full-scale test laboratory

Autoliv Electronics AB, Motala/Linköping	Technical center for electronics and active safety

USA
Autoliv ASP Inc., Auburn Hills, Michigan	Technical center for airbags, seatbelts with full-scale test laboratory
Ogden, Utah	Technical center for airbags, inflators and pyrotechnics
Southfield, Michigan	Technical center for electronics and active safety
Lowell, Massachusetts	Technical center for active safety

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

The Company is subject to ongoing antitrust investigations by governmental authorities as well as related civil litigation in the United States and Canada. For further discussion of these antitrust matters and other legal proceedings see Note 16 Contingent Liabilities to the Consolidated Financial Statements for the year ended December 31, 2013.

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

Share price and dividends

Information on the Company’s quarterly share prices and dividends declared and paid for the two most recent years, 2013 and 2012, is included in the “Share Price and Dividends” table on page 37 of the Annual Report and is incorporated herein by reference.

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

The Company allocated proceeds received upon issuance of the Equity Units based on relative fair values at the time of issuance. The fees associated with the remarketing (described below) were allocated such that 1% of the 6% of underwriting commissions paid to the debt were allocated as deferred charges based on commissions paid for similar debt issuances, but including factors for market conditions at the time of the offering and the Company’s credit rating, and the deferred charges will be amortized using the effective interest rate method over the life of the notes until April 30, 2014.

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

Stock repurchase program

The following table provides information with respect to Common Stock purchases by the Company during the fiscal fourth quarter of 2013 and number of shares available under the repurchase program as of December 31, 2013.

	Nasdaq OMX Stockholm (“OMX”)		New York Stock Exchange (“NYSE”)		OMX and NYSE
Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share (USD)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	—	—	—	—	—	—	3,188,045
November 1, 2013 through November 30, 2013	603,666	89.9177	859,459	89.9613	1,463,125	89.9433	1,724,920
December 1, 2013 through December 31, 2013	84,500	93.4206	88,727	93.2145	173,227	93.3150	1,551,693

Total	688,166	90.3479	948,186	90.2657	1,636,352	90.3003	1,551,693

Autoliv initiated its repurchase program in 2000 with 10 million shares and subsequently expanded the authorization three times between 2000 and 2007 to 37.5 million shares. Share repurchases were suspended September 15, 2008 as a result of the financial crisis to preserve cash.

During the fourth quarter 2013, the Company reactivated its share repurchase program. The maximum number of shares that may yet be purchased under the Stock Repurchase Program amounted to 1,551,693 shares at December 31, 2013.

On January 30, 2014, the Board of Directors of the Company approved an additional 10 million shares for repurchase under the existing authorization for share repurchases, which are not reflected in the table above. Such purchases may be made from time to time on the open market or otherwise at the discretion of management. There is no expiration date for the share repurchase authorization to provide management flexibility in the Company’s repurchases.

In total, Autoliv has repurchased 35.9 million shares between May 2000 and December 2013 for cash of $1,621.1 million, including commissions. Of the total amount of repurchased shares, 14.7 million shares were utilized for the equity offering in 2009, 3.1 million and 5.8 million shares were utilized for the repurchase of equity units in the second quarter of 2010 and the settlement of the Equity Units in the second quarter of 2012 respectively. In addition, 4.0 million shares have been utilized by the Stock Incentive Plan, whereof 0.5 million, 0.4 million and 0.3 million were utilized during 2013, 2012 and 2011, respectively. At December 31, 2013, 8.4 million of the repurchased shares remain in treasury stock.

Additional information concerning the repurchase of Autoliv stock is included on pages 34 and 35 in the section “Creating Shareholder Value” of the Annual Report, and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2013 is included on page 89 of the Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2013 is included on pages 39 through 54 of the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Quantitative and Qualitative Disclosures about market risk are included in the Management’s Discussion and Analysis section “Risks and Risk Management” on pages 51 through 54 of the Annual Report and are incorporated herein by reference. See also Note 1 of the Notes to Consolidated Financial Statements on pages 60 to 62 of the Annual Report.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2013 and 2012 and the Consolidated Statements of Net Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2013, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included on pages 56 through 82 of the Annual Report and are incorporated herein by reference.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes to and no disagreements with our independent auditors regarding accounting or financial disclosure matters in our two most recent fiscal years.

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

The Company’s internal control over financial reporting as of December 31, 2013 has been audited by our independent registered public accounting firm, as stated in their report that is included on page 82 of the Annual Report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

All events required to be disclosed on form 8-K during the fourth quarter have been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding executive officers, directors and nominees for re-election as directors of Autoliv, Autoliv’s Audit Committee, Autoliv’s code of ethics, and compliance with Section 16(A) of the Securities Exchange Act is incorporated by reference from the information under the captions “Executive Officers of the Company” and “Item 1: Election of Directors”, “Committees of the Board” and “Audit Committee Report”, “Corporate Governance Guidelines and Codes of Conduct and Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Company’s 2014 Proxy Statement, which will be filed within 120 days after December 31, 2013. A matrix summarizing Board meeting attendance is published on page 86 in the Annual Report and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 regarding executive compensation for the year ended December 31, 2013 is included under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the 2014 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Compensation Committee is included in the sections “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the Amended and Restated 1997 Stock Incentive Plan

The following table provides information as of December 31, 2013, about the common stock that may be issued under the Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders (1)	1,035,978	$59.20	3,869,489	(3)
Equity compensation plans not approved by security holders	—	—	—

Total	1,035,978	$59.20	3,869,489

(1)	Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, as amended by Amendment No. 1 dated December 17, 2010 and Amendment No. 2 dated May 8, 2012.
(2)	Excludes RSUs, which convert to shares of common stock for no consideration.
(3)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2013, no transactions took place that the Company deemed to require disclosure under Item 13. Further information regarding the Company’s policy and procedures concerning related party transactions is included under caption “Related Person Transactions” in the 2014 Proxy Statement and is incorporated herein by reference. Information regarding director independence can be found under the caption “Board Independence” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9 (e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of services provided to Autoliv is included under the caption “Ratification of Appointment of Independent Auditors” in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)	Financial Statements

The following consolidated financial statements are included on pages 56 through 59 of the Annual Report and Selected Financial Data is included on page 89 of the Annual Report and are incorporated herein by reference:

(i)	Consolidated Statements of Net Income - Years ended December 31, 2013, 2012 and 2011 (page 56);

(ii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2013, 2012 and 2011 (page 56);

(iii)	Consolidated Balance Sheets - as of December 31, 2013 and 2012 (page 57);

(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012 and 2011 (page 58);

(v)	Consolidated Statements of Total Equity – as of December 31, 2013, 2012 and 2011 (page 59);

(vi)	Notes to Consolidated Financial Statements (pages 60-81);

(vii)	Reports of Independent Registered Public Accounting Firm (page 82).

(2)	Financial Statement Schedules

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

Index to Exhibits

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv, Inc. and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

10.1	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv’s Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997).

10.2	Amendment No. 1 to Autoliv, Inc. Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.3 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.3	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers, is incorporated herein by reference to Exhibit 10.4 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.4	Form of Supplementary Agreement to the Employment Agreement between Autoliv, Inc. and certain of its executive officers, is incorporated herein by reference to Exhibit 10.5 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.5	Form of Severance Agreement between Autoliv, Inc. and certain of its executive officers, is incorporated herein by reference to Exhibit 10.7 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.6	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – notice, is incorporated herein by reference to Exhibit 10.9 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.7	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – pension, is incorporated herein by reference to Exhibit 10.10 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.8	Form of Agreement between Autoliv, Inc. and certain of its executive officers – additional pension, is incorporated herein by reference to Exhibit 10.11 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.9	Amendment No.2 to the Autoliv, Inc. 1997 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.12 on Form 10-K (File No. 001-12933, filing date March 11, 2004).

10.10	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson, is incorporated herein by reference to Exhibit 10.13 on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.11	Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Mr. Jan Carlson, is incorporated herein by reference to Exhibit 10.14 on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.12	Terms and conditions for Autoliv, Inc.’s issue of SEK 300 million Floating Rate Bonds due 2011, dated October 17, 2008, is incorporated herein by reference to Exhibit 10.17 on Form 10-Q (File No. 001-12933, filing date October 22, 2008).

10.13	Amended and Restated Autoliv, Inc. 1997 Stock Incentive Plan, filed as Appendix A of the Definitive Proxy Statement of the Company on Schedule 14A filed on March 23, 2009 and is incorporated herein by reference.

10.14	Financing commitment agreement, dated December 18, 2009, between Autoliv AB and the European Investment Bank (EIB) giving Autoliv access to a loan of €225 million, as amended by amendment dated July 18, 2011, is incorporated herein by reference to Exhibit 10.20 on Form 10-K (File No. 001-12933, filing date February 19, 2010).

10.15	Facility Agreement, dated June 22, 2010, between Autoliv AB, a wholly owned Swedish subsidiary of Autoliv, Inc., and Nordea, is incorporated herein by reference to Exhibit 10.21 on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.16	Facility Agreement, dated June 22, 2010, between Autoliv AB, a wholly owned Swedish subsidiary of Autoliv, Inc., and Swedish Export Credit Corporation and SEB, is incorporated herein by reference to Exhibit 10.22 on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.17	Amendment No.1 to the Autoliv, Inc. 1997 Stock Incentive Plan as Amended and Restated on May 6, 2009, dated December 17, 2010, is incorporated herein by reference to Exhibit 10.24 on Form 10-K (File No. 001-12933, filing date February 23, 2011).

10.18	Amendment, dated July 15, 2011, to Financing commitment agreement, dated December 18, 2009, between Autoliv AB and the European Investment Bank (EIB), is incorporated herein by reference to Exhibit 99.l on Form 10-Q (File No. 001-12933, filing date July 21, 2011).

10.19	Facilities Agreement of $1,100,000,000, dated April 16, 2011, among Autoliv Inc. and the lenders named therein, is incorporated herein by reference to Exhibit 99.j on Form 10-Q (File No. 001-12933, filing date April 20, 2011).

10.20	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – pension, is incorporated herein by reference to Exhibit 10.26 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.21	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – non-equity incentive award , is incorporated herein by reference to Exhibit 10.27 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.22	Amendment to Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson (pension) , is incorporated herein by reference to Exhibit 10.28 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.23	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, is incorporated by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

10.24	Remarketing Agreement, dated as of February 9, 2012 incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

10.25	Plea Agreement, dated June 6, 2012, is incorporated herein by reference to Exhibit 10.30 on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.26	Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan as Amended and Restated on May 6, 2009, dated May 8, 2012, is incorporated herein by reference to Exhibit 10.29 on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.27	Amendment , dated January 18, 2013 to Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson – additional pension is incorporated herein by reference to Exhibit 10.33 on Form 10-K (File No. 001-12933, filing date February 22, 2012).

10.28	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (with Change-in-Control Severance Agreement) is incorporated herein by reference to Exhibit 10.34 on Form 10-K (File No. 001-12933, filing date February 22, 2012).

10.29	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (without Change-in-Control Severance Agreement) is incorporated herein by reference to Exhibit 10.35 on Form 10-K (File No. 001-12933, filing date February 22, 2012).

10.30	Form of Change-in-Control Severance Agreement between Autoliv, Inc. and certain of its executive officers is incorporated herein by reference to Exhibit 10.36 on Form 10-K (File No. 001-12933, filing date February 22, 2012).

10.31	Form of Indemnification Agreement between Autoliv, Inc. and its Directors and certain of its executive officers is incorporated herein by reference to Exhibit 99.i on Form 10-K (File No. 001-12933, filing date February 23, 2009).

10.32	Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv Inc. incorporated herein by reference to Exhibit 10.1 on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.33	Guarantee Agreement, dated July 16, 2013, between European Investment Bank and Autoliv Inc. incorporated herein by reference to Exhibit 10.12 on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.34	Autoliv, Inc. Non-employee Director Compensation Policy is incorporated herein by reference to Exhibit 10.38 on Form 10-K (File No. 001-12933, filing date February 22, 2012).

11	Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

12.1*	Ratio of Earnings to Fixed Charges.

13*	Autoliv’s Annual Report to Shareholders for the fiscal year ended December 31, 2013.

21*	Autoliv’s List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Consolidated Statements of Comprehensive Income: (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Total Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 21, 2014.

AUTOLIV, INC.

(Registrant)

By /s/ Mats Wallin

Mats Wallin

Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 21, 2014.

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