Form 10-Q
period 2014-03-31
AUTOLIV INC
filed 2014-04-25
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 16, 2014, there were 93,702,537 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcomes could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives discussed herein and the market reaction thereto; changes in general industry market conditions or regional growth or declines; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; fluctuation in vehicle production schedules for which the Company is a supplier; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in program awards and performance; the financial results of companies in which Autoliv has made technology investments or joint-venture arrangements; pricing negotiations with customers; our ability to be awarded new business; product liability, warranty and recall claims and other litigation and customer reactions thereto; higher expenses for our pension and other postretirement benefits including higher funding requirements of our pension plans; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; possible adverse results of pending or future litigation or infringement claims; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business (including securities or other litigation); tax assessments by governmental authorities; dependence on key personnel; legislative or regulatory changes limiting our business; political conditions; dependence on customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended
	March 31, 2014	March 31, 2013

Net sales	$2,295.8	$2,135.0

Cost of sales	(1,850.5)	(1,720.7)

Gross profit	445.3	414.3

Selling, general & administrative expenses	(102.5)	(95.9)
Research, development & engineering expenses, net	(142.2)	(129.1)
Amortization of intangibles	(4.1)	(5.2)
Other income (expense), net	(4.8)	(1.7)

Operating income	191.7	182.4

Equity in earnings of affiliates, net of tax	1.7	1.7
Interest income	1.2	0.9
Interest expense	(8.0)	(7.9)
Other financial items, net	(2.3)	(7.0)

Income before income taxes	184.3	170.1

Income tax expense	(53.2)	(45.0)

Net income	$131.1	$125.1

Less: net income attributable to non-controlling interests	0.8	1.6

Net income attributable to controlling interest	$130.3	$123.5

Net earnings per share – basic	$1.39	$1.29
Net earnings per share – diluted	$1.38	$1.29

Weighted average number of shares outstanding, net of treasury shares (in millions)	94.0	95.6

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	94.3	95.8

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	93.7	95.6

Cash dividend per share – declared	$0.52	$0.50
Cash dividend per share – paid	$0.52	$0.50

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2014	March 31, 2013

Net income	$131.1	$125.1

Foreign currency translation adjustments	(1.6)	(35.9)
Defined benefit pension plan	(0.1)	2.5

Other comprehensive loss, before tax	(1.7)	(33.4)

Income tax expense related to defined benefit pension plan	(0)	(0.9)

Other comprehensive loss, net of tax	(1.7)	(34.3)

Comprehensive income	$129.4	$90.8

Less: comprehensive income attributable to non-controlling interest	0.4	1.6

Comprehensive income attributable to controlling interest	$129.0	$89.2

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	March 31, 2014 (unaudited)	December 31, 2013
Assets
Cash & cash equivalents	$1,096.8	$1,118.3
Receivables, net	1,826.1	1,688.0
Inventories, net	663.6	661.8
Other current assets	214.4	232.3

Total current assets	3,800.9	3,700.4

Property, plant & equipment, net	1,354.4	1,336.2
Investments and other non-current assets	271.2	259.0
Goodwill	1,610.6	1,610.1
Intangible assets, net	73.2	77.3

Total assets	$7,110.3	$6,983.0

Liabilities and equity
Short-term debt	$360.6	$339.4
Accounts payable	1,166.8	1,199.9
Accrued expenses	749.3	633.9
Other current liabilities	279.0	255.3

Total current liabilities	2,555.7	2,428.5

Long-term debt	277.7	279.1
Pension liability	151.8	147.3
Other non-current liabilities	125.2	127.7

Total non-current liabilities	554.7	554.1

Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	3,047.5	2,965.9
Accumulated other comprehensive (loss) income	(0.9)	0.5
Treasury stock	(495.2)	(417.2)

Total parent shareholders’ equity	3,983.5	3,981.3
Non-controlling interest	16.4	19.1

Total equity	3,999.9	4,000.4

Total liabilities and equity	$7,110.3	$6,983.0

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2014	March 31, 2013

Operating activities
Net income	$131.1	$125.1
Depreciation and amortization	73.8	69.6
Other, net	(5.6)	13.7
Changes in operating assets and liabilities	(14.0)	(67.6)

Net cash provided by operating activities	185.3	140.8

Investing activities
Expenditures for property, plant and equipment	(93.3)	(88.0)
Proceeds from sale of property, plant and equipment	0.6	2.0
Acquisitions and divestitures of businesses and other, net	(1.4)	(0.1)

Net cash used in investing activities	(94.1)	(86.1)

Financing activities
Net increase in short-term debt	17.4	2.9
Repayments and other changes in long-term debt	(0.4)	(0.6)
Dividends paid to non-controlling interest	(3.1)	—
Dividends paid	(48.8)	(47.8)
Repurchased shares	(94.3)	—
Common stock options exercised	15.9	2.0
Other, net	0.0	0.5

Net cash used in financing activities	(113.3)	(43.0)

Effect of exchange rate changes on cash and cash equivalents	0.6	1.1

(Decrease) increase in cash and cash equivalents	(21.5)	12.8

Cash and cash equivalents at beginning of period	1,118.3	977.7

Cash and cash equivalents at end of period	$1,096.8	$990.5

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2014

1 Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited financial statements and all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. The result for the interim period is not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2014. Certain prior-year amounts have been reclassified to conform to current year presentation.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2014.

2 New Accounting Pronouncements

No accounting guidance has been issued during 2014, with an effective date in or after fiscal year 2014, that is expected to have a significant impact on the Company’s consolidated financial statements.

3 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at March 31, 2014 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Net Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income (OCI) and reclassified into the Consolidated Statement of Net Income when the hedge transaction affects net earnings. There were no derivatives designated as hedging instruments outstanding as of March 31, 2014 and December 31, 2013.

The Company records derivatives at fair value. Any gains and losses on derivatives recorded at fair value are reflected in the Consolidated Statement of Net Income with the exception of cash flow hedges where an immaterial portion of the fair value is reflected in OCI. The degree of judgment utilized in measuring the fair value of the instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of asset or liability, whether the asset or liability has an established market and the characteristics specific to the transaction. Derivatives with readily active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, assets rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

Under existing GAAP, there is a disclosure framework hierarchy associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by the hierarchy are as follows:

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

The Company’s derivatives are all classified as Level 2 and there have been no transfers during this or comparable periods.

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. The carrying value is the same as the fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets at March 31, 2014 and in the Consolidated Balance Sheets at December 31, 2013, have been presented on a gross basis. The net amounts subject to netting agreements that the Company choose not to offset are presented in footnotes. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

	March 31, 2014						Dec 31, 2013
	Nominal volume		Fair Value Measurements				Nominal volume		Fair Value Measurements
Description			Derivative asset (Other current assets)		Derivative liability (Other current liabilities)				Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$434.9	1)	$0.9	2)	$0.5	3)	$504.1	4)	$1.7	5)	$2.8	6)
Total derivatives not designated as hedging instruments	$434.9		$0.9		$0.5		$504.1		$1.7		$2.8

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $339.8 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.9 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.4 million.
4)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $425.4 million.
5)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.5 million.
6)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.6 million.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments outstanding as of March 31, 2014 and December 31, 2013. During the first quarter of 2013 the Company closed a $60 million interest rate swap which was designated as a hedging instrument. For the three months ended March 31, 2013 the gains and losses recognized in other financial items, net were immaterial. For the three months ended March 31, 2013, the Company recognized a loss of $1.3 million, as interest expense related to this closed interest rate swap. The hedged item related to the closed interest rate swap consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $1.3 million decreased interest expense and thus fully off-set the $1.3 million fair value change related to the hedging instrument as of March 31, 2013.

Derivatives not designated as hedging instruments

All amounts recognized in the Consolidated Statement of Net Income related to derivatives, not designated as hedging instruments, relate to economic hedges and thus have been materially off-set by an opposite Consolidated Statement of Net Income effect of the related financial liabilities or financial assets. The derivatives not designated as hedging instruments outstanding at March 31, 2014 were foreign exchange swaps. For the three months ended March 31, 2014, the gains and losses recognized in other financial items, net were a gain of $1.6 million, for derivative instruments not designated as hedging instruments. For the three months ended March 31, 2013, the Company recognized a gain of $1.2 million, in other financial items, net for derivative instruments not designated as hedging instruments. For the three months ended March 31, 2014 and March 31, 2013, the gains and losses recognized as interest expense were immaterial.

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

Fair Value of Debt

Long-term debt	March 31, 2014 Carrying value1)	March 31, 2014 Fair value	December 31, 2013 Carrying value1)	December 31, 2013 Fair value
U.S. Private placement	$176.2	$191.6	$177.6	$187.7
Medium-term notes	100.2	101.5	99.9	100.5
Other long-term debt	1.3	1.3	1.6	1.6

Total	$277.7	$294.4	$279.1	$289.8

Short-term debt
Overdrafts and othershort-term debt	$86.3	$86.3	$65.6	$65.6
Short-term portion of long-term debt	167.9	174.2	167.2	172.6
Notes2)	106.4	106.6	106.6	107.6

Total	$360.6	$367.1	$339.4	$345.8

1)	Debt as reported in balance sheet.
2)	Notes issued as part of the equity units offering were remarketed in April 2012, with final maturity in April 2014.

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

As of March 31, 2014 the Company had $93.7 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 6). For the three months ended March 31, 2014, the Company did not record any impairment charges on its long-lived assets.

4 Income Taxes

For the first three months of 2014, the effective tax rate was 28.9%, compared with an effective tax rate of 26.5% in the first three months of 2013. In the first three months of 2014, the net impact of discrete tax items was not material. The net impact of discrete tax items in the first three months of 2013 caused a 0.4% decrease to the effective tax rate.

The Company files income tax returns in the United States federal jurisdiction, various state jurisdictions and foreign jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is effectively no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2009. In addition, with few exceptions, the Company is also no longer subject to income tax examination by U.S. state and local and non-U.S. tax authorities for years prior to 2005.

The Company is undergoing tax audits in several jurisdictions covering multiple years. As of March 31, 2014 the Company is not aware of any proposed income tax adjustments resulting from those tax examinations that would have a material impact on the Company’s financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the first quarter of 2014, the Company recorded a net increase of $0.6 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $23.9 million recorded at March 31, 2014, $5.1 million is classified as current tax payable and $18.8 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	March 31, 2014	December 31, 2013
Raw materials	$317.5	$314.8
Work in progress	243.6	232.9
Finished products	190.7	201.9

Inventories	751.8	749.6
Inventory valuation reserve	(88.2)	(87.8)

Total inventories, net of reserve	$663.6	$661.8

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

First quarter of 2014

The employee-related restructuring provisions in the first quarter of 2014 mainly related to headcount reductions in Europe. The cash payments mainly related to high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Net Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2013 to March 31, 2014.

	December 31, 2013	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	March 31, 2014
Restructuring employee-related	$93.9	$5.1	$(0.2)	$(5.2)	$(0.2)	$93.4
Other	0.3	—	—	—	0.0	0.3

Total reserve	$94.2	$5.1	$(0.2)	$(5.2)	$(0.2)	$93.7

2013

In 2013, the employee-related restructuring provisions mainly related to headcount reductions throughout Europe. The cash payments mainly related to high-cost countries in Europe. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Net Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2012 to December 31, 2013.

	December 31, 2012	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	December 31, 2013
Restructuring employee-related	$74.9	$40.4	$(4.7)	$(20.0)	$3.3	$93.9
Other	0.9	—	(0.2)	(0.4)	0.0	0.3

Total reserve	$75.8	$40.4	$(4.9)	$(20.4)	$3.3	$94.2

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions for the three months ended March 31, 2014 mainly relate to warranty related issues. The cash paid for the three months ended March 31, 2014 mainly relate to warranty related issues. The provisions for the three months ended March 31, 2013 mainly related to recall related issues. The cash paid for the three months ended March 31, 2013 mainly related to warranty related issues.

	Three months ended
	March 31, 2014	March 31, 2013
Reserve at beginning of the period	$36.4	$29.9
Change in reserve	7.3	9.6
Cash payments	(2.7)	(3.0)
Translation difference	(0.2)	(0.5)

Reserve at end of the period	$40.8	$36.0

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Condensed Consolidated Financial Statements of the Company for the three months ended March 31, 2014 and March 31, 2013 and are not included in the table below.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended
	March 31, 2014	March 31, 2013
Service cost	$5.3	$5.7
Interest cost	5.3	5.0
Expected return on plan assets	(5.0)	(3.9)
Amortization prior service credit	(0.2)	(0.2)
Amortization of actuarial loss	0.7	3.0

Net Periodic Benefit Cost	$6.1	$9.6

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

The Company successfully completed the remarketing of the Senior Notes in March 2012, pursuant to which the interest rate on the Senior Notes was reset and certain other terms of the Senior Notes were modified. On March 15, 2012, the coupon was reset to 3.854% with a yield of 2.875% per annum which will be applicable until final maturity on April 30, 2014. Autoliv did not receive any proceeds from the remarketing until the settlement of the forward stock purchase contracts on April 30, 2012. On April 30, 2012, Autoliv settled the 4,250,920 purchase contracts still outstanding following the repurchase of 2.3 million Equity Units in 2010. Autoliv settled the purchase contracts by issuing approximately 5.8 million shares of common stock in exchange for $106,273,000 in proceeds generated by the maturity of the U.S. Treasury securities purchased following the remarketing. The settlement of the purchase contracts concluded Autoliv’s equity obligations under the Equity Units.

10 Non-Controlling Interest

	Three months ended
	March 31, 2014			March 31, 2013
	Equity attributable to			Equity attributable to
	Parent	Non- controlling interest	Total	Parent	Non- controlling interest	Total

Balance at beginning of period	$3,981.3	$19.1	$4,000.4	$3,758.6	$17.5	$3,776.1

Total Comprehensive Income:
Net income	130.3	0.8	131.1	123.5	1.6	125.1
Foreign currency translation	(1.2)	(0.4)	(1.6)	(35.9)	0.0	(35.9)
Defined benefit pension plan	(0.1)	—	(0.1)	1.6	—	1.6

Total Comprehensive Income	129.0	0.4	129.4	89.2	1.6	90.8
Common Stock incentives	16.3	—	16.3	3.9	—	3.9
Cash dividends declared	(48.7)	—	(48.7)	(47.8)	—	(47.8)
Repurchased shares	(94.4)	—	(94.4)	—	—	—
Dividends paid to non-controlling interests on subsidiary shares	—	(3.1)	(3.1)	—	—	—

Balance at end of period	$3,983.5	$16.4	$3,999.9	$3,803.9	$19.1	$3,823.0

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

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for a similar investigation. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of March 31, 2014. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

On October 3, 2012, the Company received a letter from the Competition Bureau of Canada (“CBC”) related to the subjects investigated by the DOJ, seeking the voluntary production of certain corporate records and information related to sales subject to Canadian jurisdiction. On November 6, 2012, the Korean Fair Trade Commission visited one of the Company’s South Korean subsidiaries to gather information for a similar investigation. The Company is cooperating with these investigations. The Company cannot predict the duration, scope or ultimate outcome of these investigations and is unable to estimate the financial impact they may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has not recorded a provision for loss as of March 31, 2014 with respect to these investigations. Also, since the Company’s plea agreement with the DOJ involved the actions of employees of a Japanese subsidiary of the Company, the Japan Fair Trade Commission is evaluating whether to initiate an investigation.

The Company is also subject to civil litigation alleging anti-competitive conduct. Notably, the Company, several of its subsidiaries and its competitors are defendants in a total of seventeen purported antitrust class action lawsuits filed between July 2012 and October 2013. Fourteen of these lawsuits, brought by direct purchasers, auto dealers and end-payors, have been joined in the Occupant Safety Systems (OSS) segment of the Automobile Parts Antitrust Litigation, a Multi-District Litigation (MDL) proceeding in the United States District Court for the Eastern District of Michigan. The substantive discovery in the OSS segment of the MDL, which includes Autoliv has not yet begun. The other three lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al.,

filed in the Ontario Superior Court of Justice on January 18, 2013; M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013; and Ewert v. Autoliv, Inc. et al., filed in the Supreme Court of British Columbia on July 18, 2013). The Canadian cases assert claims on behalf of putative classes of auto dealers and end-payors. There is currently no timeline for discovery in the Canadian cases.

Plaintiffs in the above U.S. and Canadian civil antitrust class actions generally allege that the defendants have engaged in long-running global conspiracies to fix the prices of occupant safety systems or components thereof in violation of various antitrust laws and unfair or deceptive trade practice statutes. Plaintiffs seek to represent purported classes of direct purchasers, auto dealers and endpayors (e.g. consumers) who purchased occupant safety systems or components either directly from a defendant or indirectly through purchases or leases of new vehicles containing such systems. Plaintiffs seek injunctive relief, treble damages and attorneys’ fees. The plaintiffs in these cases make allegations that extend significantly beyond the specific admissions of the plea discussed above. The Company denies these overly broad allegations and intends to actively defend itself against the same. While it is probable that the Company will incur losses as a result of these antitrust cases, the duration or ultimate outcome of these cases currently cannot be predicted or estimated and no provision for a loss has been recorded as of March 31, 2014.

On April 17, 2013, the Construction Laborers Pension Trust of Greater St. Louis (“Plaintiff”) filed a purported class action securities lawsuit against Autoliv and two of its officers in the United States District Court for the Southern District of New York (Civil Action File No. 13-CIV-2546). On October 21, 2013, Plaintiff filed an amended complaint in that lawsuit, adding as a third individual defendant an employee of one of the Company’s subsidiaries. The amended complaint alleges misrepresentations or failures to disclose material facts that artificially inflated the Company’s stock price in violation of the federal securities laws, in particular Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and failed to disclose prior to June 6, 2012 that employees had engaged in certain price fixing activity in violation of the law and that the Company’s prior financial results allegedly had been inflated as a result of the anti-competitive activity. Plaintiff purports to bring this lawsuit on behalf of a class of purchasers of common stock of the Company between October 26, 2010 and July 21, 2011. Plaintiff seeks to recover damages in an unspecified amount. The Company and its two officers deny any wrongdoing, believe the claims are baseless, and will defend accordingly. On December 20, 2013, the Company filed a Motion to Dismiss the lawsuit, which the Court has not yet ruled on.

On February 18, 2014, Henry Zwang, a purported stockholder of the Company, filed a putative derivative lawsuit against Autoliv and twelve of its current or former officers and directors in the Delaware Court of Chancery (Case No. 9539 — VCP). The complaint purports to allege claims against the individual defendants for breach of fiduciary duty, waste and unjust enrichment related to the Company’s antitrust issues. The complaint names the Company as a nominal defendant only and purports to seek monetary and other relief on behalf of Autoliv against the individual defendants. The Company and its current and former officers and directors deny any wrongdoing, believe the claims are baseless, and will defend accordingly.

Product Warranty, Recalls and Intellectual Property

Autoliv is exposed to various claims for damages and compensation if products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected the Company faces warranty and recall claims. Where such (actual or alleged) failure results, or is alleged to result, in bodily injury and/or property damage, the Company may also face product-liability claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products when the product supplied did not perform as represented by us or expected by the customer. Accordingly, the future costs of warranty claims by the customers may be material. However, the Company believes its established reserves are adequate to cover potential warranty settlements. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the adequacy of these reserves, and adjusts them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from the Company’s recorded estimates.

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

In its products, the Company utilizes technologies which may be subject to intellectual property rights of third parties. While the Company does seek to procure the necessary rights to utilize intellectual property rights associated with its products, it may fail to do so. Where the Company so fails, the Company may be exposed to material claims from the owners of such rights. Where the Company has sold products which infringe upon such rights, its customers may be entitled to be indemnified by the Company for the claims they suffer as a result thereof. Such claims could be material.

The table in Note 7 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three months ended March 31, 2014 and March 31, 2013.

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

For the three months ended March 31, 2014, approximately 0.2 million common shares were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the three months ended March 31, 2014 and March 31, 2013 approximately 0.3 million and 0.1 million shares, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended
	March 31, 2014	March 31, 2013
Weighted average shares basic	94.0	95.6
Effect of dilutive securities:
- stock options/share awards	0.3	0.2

Weighted average shares diluted	94.3	95.8

13 Subsequent Events

After March 31, 2014, as previously announced, the Company issued and sold $1.25 billion of long term debt securities pursuant to a Note Purchase and Guaranty Agreement (the “Note Purchase Agreement”) dated April 23, 2014, by and among ASP, the Company and the purchasers listed therein (the “Purchasers”). The senior notes have an average interest rate of 3.84%, and consist of: $208 million aggregate principal amount of 5-year senior notes with an interest rate of 2.84%; $275 million aggregate principal amount of 7-year senior notes with an interest rate of 3.51%; $297 million aggregate principal amount of 10-year senior notes with an interest rate of 4.09%; $285 million aggregate principal amount of 12-year senior notes with an interest rate of 4.24%; and $185 million aggregate principal amount of 15-year senior notes with an interest rate of 4.44%.

A copy of the Note Purchase Agreement has been filed as Exhibit 4.6 to this Quarterly Report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the United States Securities and Exchange Commission (the “SEC”) on February 21, 2014. Unless otherwise noted, all dollar amounts are in millions.

Autoliv, Inc. (“Autoliv” or the “Company”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. It was created from the merger of Autoliv AB (“AAB”) and the automotive safety products business of Morton International, Inc., in 1997. The Company functions as a holding corporation and owns two principal subsidiaries, AAB and Autoliv ASP, Inc. (“ASP”).

AAB and ASP are leading developers, manufacturers and suppliers of automotive safety systems to the automotive industry with a broad range of product offerings, including modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, safety electronics, whiplash protection systems and child seats, including components for such systems, as well as vision and night vision systems, radar and other active safety systems.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of March 31
	2014	2013
Total parent shareholders’ equity per share	$42.51	$39.79
Operating working capital 1)	$558	$633
Capital employed 6)	$3,530	$3,450
Net (cash) debt 1)	$(470)	$(373)
Gross margin, % 2)	19.4	19.4
Operating margin, % 3)	8.4	8.5
Return on total equity, % 7)	13.1	13.2
Return on capital employed, % 8)	22.0	21.5
No. of employees at period-end 9)	47,699	42,847
Headcount at period-end 10)	57,900	52,060
Days receivables outstanding 4)	73	73
Days inventory outstanding 5)	30	30

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”
2)	Gross profit relative to sales
3)	Operating income relative to sales
4)	Outstanding receivables relative to average daily sales
5)	Outstanding inventory relative to average daily sales
6)	Total equity and net debt
7)	Net income relative to average total equity
8)	Operating income and equity in earnings of affiliates, relative to average capital employed
9)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
10)	Employees plus temporary, hourly workers

THREE MONTHS ENDED MARCH 31, 2014 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2013

Market overview

Light Vehicle Production Development

Change vs. same quarter last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	10.4%	14.0%	(5.8)%	3.0%	7.1%	5.3%

1)	Source: IHS April 16, 2014.

During the three month period from January to March 2014, global Light Vehicle Production (LVP) is estimated by IHS to have increased by more than 5% compared to the same quarter in 2013, which is in line with IHS’s January estimate.

In China, which accounts for more than 15% of Autoliv’s sales, LVP grew by more than 10%, which was a decrease of 2pp compared to the January estimate.

In Japan, which accounts for almost 10% of Autoliv’s sales, LVP grew by 14%, which was a slight increase from the January estimate.

In the RoA, which represents almost 10% of Autoliv’s sales, LVP declined by close to 6%, an improvement of around 1pp since the previous estimate for a decline of close to 7%.

In the Americas, which make up around one third of Autoliv’s sales, the LVP increased by 3%, a decline of around 2pp from IHS’s growth expectation at the beginning of the quarter. In North America, the increase was close to 6%, which was a slight decrease from the previous estimate. In South America the decline was close to 8%, around 7pp more than the expected decline in IHS’s January estimate.

In Europe, where Autoliv currently generates around one third of its sales, LVP grew by over 7%, which was around 3pp better than IHS’s estimate in January. In Western Europe the LVP grew by close to 10%, which was more than 4pp better than estimated at the beginning of the quarter. In Eastern Europe, the LVP grew by around 2%, which is in line with IHS’s January estimate.

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

Consolidated sales increased by 7.5%, to $2,296 million from $2,135 million, in the same quarter of 2013. Currency effects were slightly negative, resulting in an organic sales (non-U.S. GAAP measure, see reconciliation tables below) growth of close to 8%. This compares favorably to the organic sales growth of “around 7%” expected at the beginning of the quarter.

The main reason that Autoliv exceeded its quarterly sales guidance was higher than expected Light Vehicle Production (LVP) in Western Europe and South Korea. North America also contributed due to favorable vehicle mix partly offset by lower than expected production volumes in China and South America.

Sales by Product

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2014

(Dollars in millions)

Change vs. same quarter last year

	Airbag Products		Seatbelt Products		Active Safety		Total
	%	$	%	$	%	$	%	$
Organic sales change	7.8	$107.5	2.5	$17.2	68.2	$43.3	7.9	$168.0
Effect of exchange rates	(0.4)	(4.5)	(0.4)	(2.8)	0.3	0.1	(0.4)	(7.2)
Acquisitions/divestitures	—	—	—	—	—	—	—	—

Reported net sales change	7.4	$103.0	2.1	$14.4	68.5	$43.4	7.5	$160.8

All areas of airbag products (including steering wheels and passive safety electronics) grew organically. The growth was mainly driven by passive electronics, leather wrapped steering wheels and knee airbags.

The growth in seatbelt products was driven by sales growth for active seatbelts, primarily in Europe. Recent launches in China also contributed to the growth while sales in the Americas were flat and sales in the Rest of Asia declined due to decreasing volumes for certain vehicles. The modest quarterly growth in seatbelt products is due to the phase out of old programs and is expected to be temporary since new ones are ramping up later this year.

All areas of active safety products (automotive radars, night vision systems and cameras with driver assist systems/vision) grew organically. This was the fourth consecutive quarter that active safety grew by more than 50% organically.

Sales of forward and side looking radar to Mercedes were particularly strong. Radar sales to Acura, Cadillac and Jeep, vision and night vision products to BMW and night vision to Mercedes’ S-Class also contributed to the growth.

As the roll-out of Mercedes’ Collision Prevention Assist (CPA) now enters its second year, we expect growth rates in Active Safety for the remainder of 2014 to be at lower levels than experienced during this and the previous three quarters.

Sales by Region

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2014

(Dollars in millions)

Change vs. same quarter last year

	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	13.9	$42.8	19.8	$33.9	2.3	$5.0	4.1	$30.1	7.9	$56,2	7.9	$168.0
Effect of exchange rates	2.0	6.1	(10.1)	(17.4)	(1.3)	(2.8)	(1.8)	(13.3)	2.9	20.2	(0.4)	(7.2)
Acquisitions/divestitures	—	—	—	—	—	—	—	—	—	—	—	—

Reported net sales change	15.9	$48.9	9.7	$16.5	1.0	$2.2	2.3	$16.8	10.8	$76.4	7.5	$160.8

All Autoliv regions grew organically during the quarter.

Autoliv’s sales in Asia were $761 million. The Company divides its Asian sales in three parts: China, Japan and the Rest of Asia.

Sales from Autoliv’s companies in China grew organically (non-U.S. GAAP measure, see reconciliation table above) by close to 14% in the quarter. The growth was particularly strong for sales to Chinese OEM’s, primarily Wuling’s Hong Guang S and again Haval’s H6, this time the sport version. Growth from the global OEM’s came from the continued strong performance of Nissan’s Teana, as well as Ford’s Kuga and VW’s recently launched Santana.

The strong organic sales growth (non-U.S. GAAP measure, see reconciliation table above) in Japan of almost 20% was partly driven by the increase in the consumption tax being implemented in April 2014. Strong sales growth came primarily from increased volumes for Mazda’s CX-5 and new passive electronics business for Mazda’s Axela/3, as well as the ramp up of the Mitsubishi/Nissan co-developed Dayz Roox and EK Space.

For Autoliv’s companies in the Rest of Asia (RoA), the organic sales growth (non-U.S. GAAP measure, see reconciliation table above) of over 2% came from South Korea with continued growth for KIA’s Sportage and growth for the Sorento. Recent launches of Hyundai’s Genesis and Tucson/ix35 also contributed to the higher sales. In India, overall sales were flat, as declining sales for models from Suzuki and Tata offset sales growth from the ramp up of Hyundai’s i10.

Sales from Autoliv’s companies in the Americas grew organically (non-U.S. GAAP measure, see reconciliation table above) by around 4%. In North America the sales growth came primarily from recent launches with Nissan’s Rogue and Pathfinder, Jeep’s Cherokee and Toyota’s Highlander and Corolla, partly mitigated by lower sales with Ford’s F-Series. In South America growth came primarily from increased volumes with Fiat’s Palio and Strada, as well as the launch of Dacia’s Logan.

The close to 8% organic sales (non-U.S. GAAP measure, see reconciliation table above) growth from Autoliv’s companies in Europe was driven by the recent launch of the Mercedes’ S-Class as well as continued radar sales to Mercedes. Strong sales for BMW’s 3- and 4-Series, Peugeot’s 2008 and ramp-ups with Citroën’s C4 Picasso and Ford’s Transit also contributed, as did volume increases for Volvo. There was also a positive effect from the Easter holiday being in the second quarter this year, whereas it was in the first quarter in 2013. The growth was partly mitigated by an unfavorable model shift with Mini.

Earnings

(Dollars in millions, except per share data)	Q1 2014	Q1 2013	Change
Net Sales	$2,295.8	$2,135.0	7.5%
Gross profit	$445.3	$414.3	7.5%
% of sales	19.4%	19.4%	0.0	pp
S,G&A	$(102.5)	$(95.9)	6.9%
% of sales	(4.5)%	(4.5)%	0.0	pp
R,D&E net	$(142.2)	$(129.1)	10.1%
% of sales	(6.2)%	(6.0)%	(0.2	)pp
Operating income	$191.7	$182.4	5.1%
% of sales	8.4%	8.5%	(0.1	)pp
Income before taxes	$184.3	$170.1	8.3%
Tax rate	28.9%	26.5%	2.4	pp
Net income	$131.1	$125.1	4.8%
Net income attributable to controlling interest	$130.3	$123.5	5.5%
Earnings per share1)	$1.38	$1.29	7.0%

1)	Assuming dilution and net of treasury shares.

Our strong growth in the first quarter 2014 led to a gross profit $31 million higher than in the same quarter 2013. The gross margin was unchanged, as ramp-ups of capacity for growth and negative currency effects offset the positive effects from the higher sales and slightly lower raw material costs.

Operating income increased by $9 million to $192 million, or 8.4% of sales.

Research, Development and Engineering (R, D&E) net, was $13 million higher, as a result of higher cost, partly offset by higher engineering income. Costs primarily related to capacity alignments, but also to the on-going antitrust investigations reduced operating margin by 0.2pp in the first quarter of 2014, similar to the same quarter of 2013.

Income before taxes increased by $14 million to $184 million. Income attributable to controlling interest amounted to $130 million, an increase of $7 million from the first quarter of 2013. The effective tax rate was 28.9% compared to 26.5% in the same quarter of 2013. The higher rate was principally a result of shifts in the geographic mix. Discrete tax items were not material in either period.

Earnings per share (EPS) assuming dilution was $1.38 compared to $1.29 for the same period one year ago.

EPS assuming dilution was positively impacted by the higher operating income and the lower number of shares outstanding. The positive items were partly offset by the higher effective tax rate.

The weighted average number of shares outstanding assuming dilution decreased to 94.3 million as a result of share repurchases, compared to 95.8 million in the first quarter of 2013.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $185 million, the Company’s highest cash flow ever for a first quarter, compared to $141 million in the same quarter of 2013. The strong cash flow was partly due to timing effects.

Net cash provided by operating activities less net cash used in investing activities amounted to $91 million compared to $55 million during the same quarter of 2013. Capital expenditures net, of $93 million were $19 million more than depreciation and amortization expense in the quarter and $7 million more than capital expenditures during the first quarter of 2013.

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

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	March 31, 2014	December 31, 2013	March 31, 2013
Total current assets	$3,800.9	$3,700.4	$3,449.1
Total current liabilities	(2,555.7)	(2,428.5)	(1,944.0)

Working capital	1,245.2	1,271.9	1,505.1
Cash and cash equivalents	(1,096.8)	(1,118.3)	(990.5)
Short-term debt	360.6	339.4	72.1
Derivative (asset) and liability, current	(0.4)	1.1	(1.3)
Dividends payable	49.0	49.1	47.8

Operating working capital	$557.6	$543.2	$633.2

During the quarter, operating working capital (non-U.S. GAAP measure, see reconciliation table above) was 6.2% of sales, unchanged from December 31, 2013. The Company has a target that working capital in relation to the last 12-month sales should not exceed 10%.

Account receivables increased in relation to sales to 73 days outstanding from 66 days on December 31, 2013, and were unchanged from March 31, 2013. Days inventory outstanding increased to 30 days from 29 days, on December 31, 2013 and was unchanged from March 31, 2013.

As part of efficiently managing the Company’s overall cost of funds, we routinely enter into “debt-related derivatives” (DRD) as part of our debt management. Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company’s debt. DRD are fair value adjustments to the carrying value of the underlying debt. Included in the DRD is also the unamortized fair value adjustment related to a discontinued fair value hedge which will be amortized over the remaining life of the debt. By adjusting for DRD, the total financial liability of net (cash) debt is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of “Net (cash) debt” to GAAP financial measure

(Dollars in millions)

	March 31, 2014	December 31, 2013	March 31, 2013
Short-term debt	$360.6	$339.4	$72.1
Long-term debt	277.7	279.1	561.0

Total debt	638.3	618.5	633.1
Cash and cash equivalents	(1,096.8)	(1,118.3)	(990.5)
Debt-related derivatives	(11.7)	(11.5)	(15.7)

Net cash	$(470.2)	$(511.3)	$(373.1)

The Company’s net cash position (non-U.S. GAAP measure, see reconciliation table above) decreased by $41 million during the quarter to $470 million on March 31, 2014 as a result of the Company’s adjustment toward its targeted capital structure including the repurchase of shares of common stock amounting to $94 million and a quarterly dividend payment which reduced net cash by $49 million.

During the quarter, total equity was unchanged at $4,000 million as a result of the positive effect from $131 million in net income and $16 million in common stock incentives, offset by $94 million from share repurchases, $52 million from dividends including dividends paid to non-controlling interests and $1 million from negative currency translation effects.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

	March 31, 2014	December 31, 2013	March 31, 2013
Headcount	57,900	56,475	52,060
Whereof:
Direct workers in manufacturing	73%	72%	71%
Low Cost Countries	72%	72%	69%
Temporary personnel	18%	17%	18%

Compared to the end of the previous quarter the total headcount (permanent employees and temporary personnel) increased by 1,425 people. In low cost countries the increase was over 1,200 people while the headcount in high cost countries increased by close to 200 people.

Outlook

Based on our customer call-offs we expect organic sales for the second quarter of 2014 to grow by around 5% compared to the same quarter of 2013. Currencies are expected to have a positive effect of around 1% resulting in a consolidated sales growth of around 6%. The operating margin, excluding costs for capacity alignments and antitrust investigations, is expected to be around 9%.

The indication for the full year is for organic sales growth of more than 5% and an operating margin of around 9%, excluding costs for capacity alignments and antitrust investigations. Currencies are expected to have a positive effect of around 1%, resulting in a consolidated sales growth of more than 6%.

Our capacity alignment program will extend into 2014. We expect the costs for the program to be in the range of $20 million to $40 million for the full year.

The projected effective tax rate for the full year 2014 is now expected to be around 29%, excluding any discrete items, and is subject to change due to any other discrete or nonrecurring events that may occur.

Operational cash flow is expected to remain strong and to be at least $700 million excluding any potential cost for discrete items. Capital expenditures are expected to increase in support of our growth strategy and to be in the range of 4.5% to 5.0% of sales, an increase from 2013.

OTHER RECENT EVENTS

Launches in the 1st quarter 2014

•	Chrysler’s new 200

Driver airbag, inflatable curtains, side airbags, seatbelts with pretensioners and radar system.

•	Mercedes’ new GLA

Passenger airbag, inflatable curtains, side airbags, knee airbags, active seatbelts with pretensioners and radar systems.

•	Mercedes’ new V-Class

Steering wheel with driver airbag, active seatbelts with pretensioners, cable cutters and radar systems.

•	Hyundai’s new Sonata

Seatbelts with pretensioners.

•	Mazda’s new Axela/3

Steering wheel with driver airbag, inflatable curtains, side airbags and safety electronics.

•	Geely’s new Englon SC7

Steering wheel with driver airbag, passenger airbag and safety electronics.

•	Jaguar’s new F-Type Coupé

Steering wheel with driver airbag, passenger airbag, inflatable curtains, side airbags, seatbelts with pretensioners, safety electronics and pedestrian protection hood lifters.

•	Alfa Romeo’s new 4C Spider

Steering wheel with driver airbag, passenger airbag, inflatable curtains and seatbelts with pretensioners.

•	Nissan’s new Dayz Roox

Steering wheel with driver airbag, side airbags and seatbelts with pretensioners.

Other Events

•	As part of its initiative to adjust its capital structures the Company repurchased 996,022 of its own shares during the quarter at an average price per share of $94.61 totaling $94 million. Since the restart of share repurchases in October 2013 the Company has repurchased a total of 2,632,374 shares at an average price of $91.93 per share for a total amount of $242 million.

•	On March 24, the Company announced that it had elected Mr. Franz-Josef Kortüm as a new member to its Board of Directors. Mr. Kortüm has a long and impressive career in the automotive industry, in 1994 joining Webasto SE (Stockdorf/Munich), a leading German automotive industry supplier focused on roof and heating systems. From 1998 to 2012 he was active as its Chief Executive Officer.

Events After the Quarter End

•	As disclosed on April 25, 2014, the Company completed the offering of $1.25 billion of long term debt securities on April 23, 2014 at an average interest rate of approximately 3.84%.

•	On April 3, the Company announced that Mr. Lars Nyberg, Chairman of the Autoliv Board of Directors had informed the Board that he wished to withdraw his name as a nominee for re-election to the Board at the 2014 Annual Meeting of Stockholders. In connection with his withdrawal from nomination, Mr. Nyberg also informed the Board that he would resign as Chairman of the Board, effective immediately. The Board appointed Mr. Jan Carlson, current Director and the President and Chief Executive Officer of Autoliv, as Interim Chairman of the Board.

•	On April 7, Autoliv was announced as a winner of the prestigious 2014 Automotive News PACE (Premier Automotive Suppliers’ Contribution to Excellence) Award for the innovative “green” inflator. In addition Autoliv was recognized for its partnership with Volvo Car Corporation around the Pedestrian Protection Airbag.

Annual General Meeting of Stockholders

The Board of Directors set May 6, 2014 as the date for the Annual General Meeting of Stockholders to be held in Chicago, IL, USA.

Only stockholders of record at the close of business on March 10, 2014 will be entitled to be present and vote at the general meeting. Notice of the meeting was mailed, or made available, to the stockholders of record in the last week of March 2014.

Dividend

As previously announced, the Company declared a quarterly dividend to stockholders of 52 cents per share for the second quarter 2014.

This dividend will be payable on Thursday, June 5, 2014 to Autoliv stockholders of record on the close of business on Wednesday, May 21, 2014.

The ex-date when the shares will trade without the right to the dividend will be Monday, May 19, 2014.

Next Report

Autoliv intends to publish its quarterly report for the second quarter of 2014 on Friday, July 18, 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2014, the Company’s future contractual obligations have not changed materially from the amounts reported in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2014, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

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

As of March 31, 2014, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2014.

	Nasdaq OMX Stockholm (“OMX”)		New York Stock Exchange (“NYSE”)		OMX and NYSE
Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (USD)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	—	—	—	—	—	—	11,551,693
February 1-28, 2014	459,222	94.44	536,800	94.76	996,022	94.61	10,555,671
March 1-31, 2014	—	—	—	—	—	—	10,555,671

Total	459,222	94.44	536,800	94.76	996,022	94.61	10,555,671

(1)	During the fourth quarter of 2013, the Company reactivated its stock repurchase program that was first approved by the board of directors of the Company on May 9, 2000. The Company is authorized to purchase up to 47.5 million shares of stock under the stock repurchase program. The share repurchase program does not have an expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997 (File No. 001-12933).

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2012).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv, Inc. and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

4.6*	Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein.

10.1*	Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein (incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (filing date April 25, 2014)).

10.2*	Autoliv, Inc. Non-employee Director Compensation Policy.

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2014

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin
Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)