Form 10-Q
period 2014-06-30
AUTOLIV INC
filed 2014-07-18
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 11, 2014, there were 92,841,674 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net sales	$2,383.0	$2,197.5	$4,678.8	$4,332.5

Cost of sales	(1,918.8)	(1,767.0)	(3,769.3)	(3,487.7)

Gross profit	464.2	430.5	909.5	844.8

Selling, general & administrative expenses	(104.6)	(97.0)	(207.1)	(192.9)
Research, development & engineering expenses, net	(134.8)	(130.4)	(277.0)	(259.5)
Amortization of intangibles	(4.2)	(5.0)	(8.3)	(10.2)
Other income (expense), net	(81.2)	(4.1)	(86.0)	(5.8)

Operating income	139.4	194.0	331.1	376.4

Equity in earnings of affiliates, net of tax	2.7	1.9	4.4	3.6
Interest income	1.3	0.7	2.5	1.6
Interest expense	(17.8)	(8.3)	(25.8)	(16.2)
Other financial items, net	(2.7)	4.4	(5.0)	(2.6)

Income before income taxes	122.9	192.7	307.2	362.8

Income tax expense	(39.7)	(53.3)	(92.9)	(98.3)

Net income	$83.2	$139.4	$214.3	$264.5

Less: net income attributable to non-controlling interests	0.4	0.7	1.2	2.3

Net income attributable to controlling interest	$82.8	$138.7	$213.1	$262.2

Net earnings per share – basic	$0.89	$1.45	$2.28	$2.74
Net earnings per share – diluted	$0.89	$1.44	$2.27	$2.73

Weighted average number of shares outstanding, net of treasury shares (in millions)	93.2	95.7	93.6	95.6

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	93.5	96.0	93.9	95.9

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	92.8	95.7	92.8	95.7

Cash dividend per share – declared	$0.54	$0.50	$1.06	$1.00
Cash dividend per share – paid	$0.52	$0.50	$1.04	$1.00

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income	$83.2	$139.4	$214.3	$264.5

Foreign currency translation adjustments	(0.7)	(18.7)	(2.3)	(54.6)
Defined benefit pension plan	0.3	2.5	0.2	5.0

Other comprehensive loss, before tax	(0.4)	(16.2)	(2.1)	(49.6)

Income tax expense related to defined benefit pension plan	0.0	(0.9)	0.0	(1.8)

Other comprehensive loss, net of tax	(0.4)	(17.1)	(2.1)	(51.4)

Comprehensive income	$82.8	$122.3	$212.2	$213.1

Less: comprehensive income attributable to non-controlling interest	0.4	1.0	0.8	2.6

Comprehensive income attributable to controlling interest	$82.4	$121.3	$211.4	$210.5

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	June 30, 2014 (unaudited)	December 31, 2013
Assets
Cash & cash equivalents	$2,060.2	$1,118.3
Receivables, net	1,843.1	1,688.0
Inventories, net	683.2	661.8
Other current assets	265.0	232.3

Total current assets	4,851.5	3,700.4

Property, plant & equipment, net	1,396.1	1,336.2
Investments and other non-current assets	268.9	259.0
Goodwill	1,612.1	1,610.1
Intangible assets, net	68.9	77.3

Total assets	$8,197.5	$6,983.0

Liabilities and equity
Short-term debt	$246.4	$339.4
Accounts payable	1,167.7	1,199.9
Accrued expenses	810.8	633.9
Other current liabilities	222.8	255.3

Total current liabilities	2,447.7	2,428.5

Long-term debt	1,528.3	279.1
Pension liability	153.9	147.3
Other non-current liabilities	124.2	127.7

Total non-current liabilities	1,806.4	554.1

Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	3,080.9	2,965.9
Accumulated other comprehensive (loss) income	(1.4)	0.5
Treasury stock	(584.7)	(417.2)

Total parent shareholders’ equity	3,926.9	3,981.3
Non-controlling interest	16.5	19.1

Total equity	3,943.4	4,000.4

Total liabilities and equity	$8,197.5	$6,983.0

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six months ended
	June 30, 2014	June 30, 2013

Operating activities
Net income	$214.3	$264.5
Depreciation and amortization	150.6	139.4
Other, net	(0.8)	24.6
Changes in operating assets and liabilities	(93.1)	(95.9)

Net cash provided by operating activities	271.0	332.6

Investing activities
Expenditures for property, plant and equipment	(208.4)	(176.7)
Proceeds from sale of property, plant and equipment	1.0	2.5
Acquisitions and divestitures of businesses and other, net	(1.7)	(0.4)

Net cash used in investing activities	(209.1)	(174.6)

Financing activities
Net (decrease) increase in short-term debt	(96.8)	115.8
Issuance of long-term debt	1,253.0	—
Repayments and other changes in long-term debt	(0.7)	(114.3)
Dividends paid to non-controlling interest	(3.4)	(0.4)
Dividends paid	(97.2)	(95.6)
Repurchased shares	(191.5)	—
Common stock options exercised	22.1	9.1
Other, net	0.2	0.8

Net cash provided by (used in) financing activities	885.7	(84.6)

Effect of exchange rate changes on cash and cash equivalents	(5.7)	(8.7)

Increase in cash and cash equivalents	941.9	64.7

Cash and cash equivalents at beginning of period	1,118.3	977.7

Cash and cash equivalents at end of period	$2,060.2	$1,042.4

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2014

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

2 New Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board (FASB) issued the Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard will be effective for public entities for annual and interim periods beginning after December 15, 2016.

Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. The new revenue standard will be applied to contracts that are in progress at the date of initial application.

The Company plans to adopt the new standard from January 1, 2017. The Company has not yet evaluated which adoption method it plans to use or the potential effect the new standard will have on its consolidated financial statements.

3 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at June 30, 2014 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Net Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income (OCI) and reclassified into the Consolidated Statement of Net Income when the hedge transaction affects net earnings. There were no derivatives designated as hedging instruments outstanding as of June 30, 2014 and December 31, 2013.

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

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. The carrying value is the same as the fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets at June 30, 2014 and in the Consolidated Balance Sheets at December 31, 2013, have been presented on a gross basis. The net amounts subject to netting agreements that the Company choose not to offset are presented in footnotes. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

	June 30, 2014						December 31, 2013
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$501.8	1)	$0.4	2)	$0.4	3)	$504.1	4)	$1.7	5)	$2.8	6)

Total derivatives not designated as hedging instruments	$501.8		$0.4		$0.4		$504.1		$1.7		$2.8

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $377.4 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.3 million.

3)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.3 million.
4)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $425.4 million.
5)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.5 million.
6)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.6 million.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments outstanding as of June 30, 2014 and December 31, 2013. During the first quarter of 2013 the Company closed a $60 million interest rate swap which was designated as a hedging instrument. For the three and six months ended June 30, 2013 the gains and losses recognized in other financial items, net were immaterial. For the three months ended June 30, 2013 there was no interest expense recognized related to the closed interest rate swap. For the six months ended June 30, 2013, the Company recognized a loss of $1.3 million as interest expense related to this closed interest rate swap. The hedged item related to the closed interest rate swap consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $1.3 million decreased interest expense and thus fully off-set the $1.3 million fair value change related to the hedging instrument as of June 30, 2013.

Derivatives not designated as hedging instruments

All amounts recognized in the Consolidated Statement of Net Income related to derivatives, not designated as hedging instruments, relate to economic hedges and thus have been materially off-set by an opposite Consolidated Statement of Net Income effect of the related financial liabilities or financial assets. The derivatives not designated as hedging instruments outstanding at June 30, 2014 were foreign exchange swaps. For the three and six months ended June 30, 2014, the gains and losses recognized in other financial items, net were a loss of $0.5 million and a gain of $1.1 million, respectively, for derivative instruments not designated as hedging instruments. For the three and six months ended June 30, 2013, the Company recognized a loss of $1.2 million and $0.0 million, respectively, in other financial items, net for derivative instruments not designated as hedging instruments. For the three and six months ended June 30, 2014 and June 30, 2013, the gains and losses recognized as interest expense were immaterial.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short term maturity of these instruments. The fair value of long-term debt is determined either from quoted market prices as provided by participants in the secondary market or for long-term debt without quoted market prices, estimated using a discounted cash flow method based on the Company’s current borrowing rates for similar types of financing. The fair value of derivatives is estimated using a discounted cash flow method based on quoted market prices. The fair value and carrying value of debt is summarized in the table below. The Company has determined that each of these fair value measurements of debt reside within Level 2 of the fair value hierarchy. The discount rates for all derivative contracts are based on bank deposit or swap interest rates. Credit risk has been considered when determining the discount rates used for the derivative contracts.

Fair Value of Debt

Long-term debt	June 30, 2014 Carrying value1)	June 30, 2014 Fair value	December 31, 2013 Carrying value1)	December 31, 2013 Fair value
U.S. Private placement	$1,425.5	$1,458.4	$177.6	$187.7
Medium-term notes	96.4	98.9	99.9	100.5
Other long-term debt	6.4	6.4	1.6	1.6

Total	$1,528.3	$1,563.7	$279.1	$289.8

Short-term debt
Overdrafts and other short-term debt	$82.8	$82.8	$65.6	$65.6
Short-term portion of long-term debt	163.6	166.6	167.2	172.6
Notes2)	—	—	106.6	107.6

Total	$246.4	$249.4	$339.4	$345.8

1)	Debt as reported in balance sheet.
2)	Notes issued as part of the equity units offering were remarketed in April 2012, and matured on April 30, 2014. The notes were repaid and are no longer outstanding.

On April 25, 2014, the Company issued and sold $1.25 billion of long term debt securities in a U.S. Private Placement pursuant to a Note Purchase and Guaranty Agreement (the “Note Purchase Agreement”) dated April 23, 2014, by and among ASP, the Company and the purchasers listed therein (the “Purchasers”). The senior notes have an average interest rate of 3.84%, and consist of: $208 million aggregate principal amount of 5-year senior notes with an interest rate of 2.84%; $275 million aggregate principal amount of 7-year senior notes with an interest rate of 3.51%; $297 million aggregate principal amount of 10-year senior notes with an interest rate of 4.09%; $285 million aggregate principal amount of 12-year senior notes with an interest rate of 4.24%; and $185 million aggregate principal amount of 15-year senior notes with an interest rate of 4.44%.

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

As of June 30, 2014 the Company had $96.1 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 6). For the three and six months ended June 30, 2014, the Company did not record any impairment charges on its long-lived assets.

4 Income Taxes

For the first six months of 2014, the effective tax rate was 30.2%, compared with an effective tax rate of 27.1% in the first six months of 2013. In the first six months of 2014, the net impact of discrete tax items caused a 0.7% increase to the effective tax rate. The net impact of discrete tax items in the first six months of 2013 caused a 0.7% decrease to the effective tax rate.

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

The Company is undergoing tax audits in several jurisdictions covering multiple years. As of June 30, 2014 the Company is not aware of any proposed income tax adjustments resulting from those tax examinations that would have a material impact on the Company’s financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the second quarter of 2014, the Company recorded a net decrease of $1.1 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $22.8 million recorded at June 30, 2014, $5.4 million is classified as current tax payable and $17.4 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	June 30, 2014	December 31, 2013
Raw materials	$323.5	$314.8
Work in progress	246.9	232.9
Finished products	203.2	201.9

Inventories	773.6	749.6
Inventory valuation reserve	(90.4)	(87.8)

Total inventories, net of reserve	$683.2	$661.8

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

Second quarter of 2014

The employee-related restructuring provisions in the second quarter of 2014 mainly related to headcount reductions in Europe. The cash payments mainly related to high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Net Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2014 to June 30, 2014.

	March 31, 2014	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	June 30, 2014
Restructuring employee-related	$93.4	$10.6	$(0.2)	$(6.8)	$(0.9)	$96.1
Other	0.3	—	—	(0.3)	0.0	0.0

Total reserve	$93.7	$10.6	$(0.2)	$(7.1)	$(0.9)	$96.1

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions for the three months ended June 30, 2014 mainly relate to recall related issues. The provisions for the six months ended June 30, 2014 mainly relate to warranty related issues. The cash paid for the three and six months ended June 30, 2014 mainly relate to warranty related issues. The provisions for the three and six months ended June 30, 2013 mainly related to recall related issues. The cash paid for the three and six months ended June 30, 2013 mainly related to warranty related issues.

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Reserve at beginning of the period	$40.8	$36.0	$36.4	$29.9
Change in reserve	9.3	3.9	16.6	13.5
Cash payments	(2.7)	(2.7)	(5.4)	(5.7)
Translation difference	0.3	(0.1)	0.1	(0.6)

Reserve at end of the period	$47.7	$37.1	$47.7	$37.1

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Condensed Consolidated Financial Statements of the Company for the three and six months ended June 30, 2014 and June 30, 2013, respectively, and are not included in the table below.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Service cost	$5.2	$5.6	$10.5	$11.3
Interest cost	5.4	4.9	10.7	9.9
Expected return on plan assets	(5.0)	(3.9)	(10.0)	(7.8)
Amortization prior service credit	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of actuarial loss	0.8	3.1	1.5	6.1

Net Periodic Benefit Cost	$6.2	$9.5	$12.3	$19.1

9 Equity Units Offering

On March 30, 2009, the Company sold, in an underwritten registered public offering, approximately 14.7 million common shares from treasury stock and 6.6 million equity units (the Equity Units), listed on the NYSE as Corporate Units, for an aggregate stated amount and public offering price of $235 million and $165 million, respectively. “Equity Units” is a term that describes a security that is either a Corporate Unit or a Treasury Unit, depending upon what type of note is used by the holder to secure the forward purchase contract (either a Note or a Treasury Security, as described below). The Equity Units initially consisted of a Corporate Unit which is (i) a forward purchase contract obligating the holder to purchase from the Company for a price in cash of $25, on the purchase contract settlement date of April 30, 2012, subject to early settlement in accordance with the terms of the Purchase Contract and Pledge Agreement, a certain number (at the Settlement Rate outlined in the Purchase Contract and Pledge Agreement) of shares of Common Stock; and (ii) a 1/40, or 2.5%, undivided beneficial ownership interest in a $1,000 principal amount of the Company’s 8% senior notes due 2014 (the “Senior Notes”). The Company allocated proceeds received upon issuance of the Equity Units based on relative fair values at the time of issuance. The fees associated with the remarketing (described below) were allocated such that 1% of the 6% of underwriting commissions paid to the debt were allocated as deferred charges based on commissions paid for similar debt issuances, but including factors for market conditions at the time of the offering and the Company’s credit rating, and the deferred charges were amortized using the effective interest rate method over the life of the notes until April 30, 2014.

The Company successfully completed the remarketing of the Senior Notes in March 2012, pursuant to which the interest rate on the Senior Notes was reset and certain other terms of the Senior Notes were modified. On March 15, 2012, the coupon was reset to 3.854% with a yield of 2.875% per annum. Autoliv did not receive any proceeds from the remarketing until the settlement of the forward stock purchase contracts on April 30, 2012. On April 30, 2012, Autoliv settled the 4,250,920 purchase contracts still outstanding following the repurchase of 2.3 million Equity Units in 2010. Autoliv settled the purchase contracts by issuing approximately 5.8 million shares of common stock in exchange for $106,273,000 in proceeds generated by the maturity of the U.S. Treasury securities purchased following the remarketing. The settlement of the purchase contracts concluded Autoliv’s equity obligations under the Equity Units. The Senior Notes that matured on April 30, 2014 were repaid and are no longer outstanding.

10 Controlling and Non-Controlling interest

The following tables present a roll-forward of the changes in equity attributable to controlling and non-controlling interest.

	Three Months ended
	June 30, 2014			June 30, 2013
	Equity attributable to			Equity attributable to
	Controlling	Non- controlling interest	Total	Controlling	Non- controlling interest	Total

Balance at beginning of period	$3,983.5	$16.4	$3,999.9	$3,803.9	$19.1	$3,823.0

Total Comprehensive Income:
Net income	82.8	0.4	83.2	138.7	0.7	139.4

Foreign currency translation	(0.7)	(0.0)	(0.7)	(19.0)	0.3	(18.7)
Defined benefit pension plan	0.3	—	0.3	1.6	—	1.6

Total Comprehensive Income	82.4	0.4	82.8	121.3	1.0	122.3
Common Stock incentives	7.7	—	7.7	8.8	—	8.8
Cash dividends declared	(49.5)	—	(49.5)	(47.9)	—	(47.9)
Repurchased shares	(97.2)	—	(97.2)	—	—	—
Dividends paid to non-controlling interests on subsidiary shares	—	(0.3)	(0.3)	—	(0.4)	(0.4)

Balance at end of period	$3,926.9	$16.5	$3,943.4	$3,886.1	$19.7	$3,905.8

	Six Months ended
	June 30, 2014			June 30, 2013
	Equity attributable to			Equity attributable to
	Controlling	Non- controlling interest	Total	Controlling	Non- controlling interest	Total

Balance at beginning of period	$3,981.3	$19.1	$4,000.4	$3,758.6	$17.5	$3,776.1

Total Comprehensive Income:
Net income	213.1	1.2	214.3	262.2	2.3	264.5

Foreign currency translation	(1.9)	(0.4)	(2.3)	(54.9)	0.3	(54.6)
Defined benefit pension plan	0.2	—	0.2	3.2	—	3.2

Total Comprehensive Income	211.4	0.8	212.2	210.5	2.6	213.1
Common Stock incentives	24.0	—	24.0	12.7	—	12.7
Cash dividends declared	(98.3)	—	(98.3)	(95.7)	—	(95.7)
Repurchased shares	(191.5)	—	(191.5)	—	—	—
Dividends paid to non-controlling interests on subsidiary shares	—	(3.4)	(3.4)	—	(0.4)	(0.4)

Balance at end of period	$3,926.9	$16.5	$3,943.4	$3,886.1	$19.7	$3,905.8

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

On June 6, 2012, the Company entered into a plea agreement with the DOJ and subsequently pled guilty to two counts of antitrust law violations involving a Japanese subsidiary and paid a fine of $14.5 million. Under the terms of the agreement, the Company will continue to cooperate with the DOJ in its investigation of other suppliers, but the DOJ will not otherwise prosecute Autoliv or any of its subsidiaries, present or former directors, officers or employees for the matters investigated (the DOJ did reserve the option to prosecute three specific employees, none of whom is a member of the senior management of the Company).

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for a similar investigation. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of June 30, 2014. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

On October 3, 2012, the Company received a letter from the Competition Bureau of Canada (“CBC”) related to the subjects investigated by the DOJ, seeking the voluntary production of certain corporate records and information related to sales of occupant safety systems in Canada. The Company has cooperated with the CBC’s investigation and believes that the investigation will not result in an adverse outcome for the Company.

On November 6, 2012, the Korean Fair Trade Commission visited one of the Company’s South Korean subsidiaries to gather information for a similar investigation. The Company is cooperating with this investigation. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has not recorded a provision for loss as of June 30, 2014 with respect to this investigation. Also, since the Company’s plea agreement with the DOJ involved the actions of employees of a Japanese subsidiary of the Company, the Japan Fair Trade Commission is evaluating whether to initiate an investigation.

The Company is also subject to civil litigation alleging anti-competitive conduct in the U.S. and Canada. Plaintiffs in these civil antitrust class actions generally allege that the defendant suppliers of occupant safety systems have engaged in long-running global conspiracies to fix the prices of occupant safety systems or components thereof in violation of various antitrust laws and unfair or deceptive trade practice statutes. Plaintiffs in these civil antitrust class actions make allegations that extend significantly beyond the specific admissions of the Company’s DOJ plea. The Company denies these overly broad allegations.

Plaintiffs in the U.S. cases seek to represent purported classes of direct purchasers, auto dealers and end-payors (i.e. consumers) who purchased occupant safety systems or components either directly from a defendant or indirectly through purchases or leases of new vehicles containing such systems. Plaintiffs seek injunctive relief, treble damages, costs and attorneys’ fees. Plaintiffs in the Canadian cases seek to represent purported classes encompassing direct and indirect purchasers of such products and seek similar relief under applicable Canadian laws.

Specifically, the Company, several of its subsidiaries and its competitors are defendants in a total of eighteen purported antitrust class action lawsuits filed between July 2012 and October 2013. Fourteen of these lawsuits were filed in the U.S. and have been consolidated in the Occupant Safety Systems (OSS) segment of the Automobile Parts Antitrust Litigation, a Multi-District Litigation (MDL) proceeding in the United States District Court for the Eastern District of Michigan.

On May 30, 2014, the Company, without admitting any liability, entered into separate settlement agreements with representatives of each of the three classes of plaintiffs in the MDL. Pursuant to the settlement agreements, the Company agreed to pay $40 million to the direct purchaser settlement class, $6 million to the auto dealer settlement class, and $19 million to the end-payor settlement class, for a total of $65 million. This amount was expensed during the quarter. In exchange, the plaintiffs agreed that the plaintiffs and the settlement classes would release Autoliv from all claims and demands that were or could have been asserted in the MDL. The direct purchaser settlement is subject to potential downward adjustments to a floor of $24 million based on the volume of Autoliv’s sales represented by direct purchasers who may elect to opt out from the direct purchaser settlement class. Each settlement can be voided if opt-outs exceed certain thresholds. On July 1, 2014, the settlements received preliminary court approval. Each settlement remains subject to final approval by the MDL Court following notice to the settlement class, an opportunity for settlement class members to object or opt out, and a fairness hearing. It is currently anticipated that the fairness hearing for the direct purchaser class settlement will occur in late 2014, and that notices to the settlement classes and the fairness hearings for the other two class settlements will be deferred by the plaintiffs and the MDL Court for processing with additional, future settlements due to the cost of giving notice to large settlement classes. These settlements, if approved, will not resolve any claims of settlement class members who opt out of the settlements or the claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities.

The other four lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013; M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013; Ewert v. Autoliv, Inc. et al., filed in the Supreme Court of British Columbia on July 18, 2013; and Cindy Retallick and Jagjeet Singh Rajput v. Autoliv ASP, Inc. et al., filed in the Queen’s Bench of the Judicial Center of Regina in the province of Saskatchewan on May 14, 2014). The Canadian cases assert claims on behalf of putative classes of both direct and indirect purchasers of occupant safety systems. The Company denies the overly broad allegations of these lawsuits and intends to defend itself in these cases. While it is probable that the Company will incur losses as a result of these Canadian antitrust cases, the duration or ultimate outcome of these cases currently cannot be predicted or estimated and no provision for a loss has been recorded as of June 30, 2014. There is currently no timeline for class certification or discovery in the Canadian cases.

On April 17, 2013, the Construction Laborers Pension Trust of Greater St. Louis (“CLPT”) filed a purported class action securities lawsuit against Autoliv and two of its officers in the United States District Court for the Southern District of New York (Civil Action File No. 13-CIV-2546) (the “Lawsuit”), and later added as a third individual defendant an employee of one of the Company’s subsidiaries. The amended complaint alleged, among other claims, misrepresentations or failures to disclose material facts that artificially inflated the Company’s stock price in violation of the federal securities laws, in particular Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. CLPT purports to bring the Lawsuit on behalf of a class of purchasers of common stock of the Company between October 26, 2010 and July 21, 2011. CLPT seeks to recover damages in an unspecified amount.

On June 27, 2014, the Company announced that it entered into a memorandum of understanding with CLPT reflecting an agreement in principle to settle the Lawsuit and the claims of the alleged class for a payment of $22.5 million. The proposed agreement is not an admission of wrongdoing or acceptance of fault by the Company or any of the individuals named in the complaint. The defendants are settling to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The proposed agreement is subject to negotiation and execution of a final settlement agreement among the parties and final approval by the court following notice to the settlement class and a fairness hearing. If approved, the settlement will resolve the claims asserted in the Lawsuit against the Company and the individuals named in the complaint, including the claims of the settlement class members who do not opt out of the settlement. Autoliv has recorded a net expense of approximately $4.5 million in its second quarter results. The balance of the settlement amount will be paid by Autoliv’s insurance carrier.

On February 18, 2014, Henry Zwang, a purported stockholder of the Company, filed a putative derivative lawsuit against Autoliv and twelve of its current or former officers and directors in the Delaware Court of Chancery (Case No. 9539 — VPC). The complaint purports to allege claims against the individual defendants for breach of fiduciary duty, waste and unjust enrichment related to the Company’s antitrust issues. The complaint names the Company as a nominal defendant only and purports to seek monetary and other relief on behalf of Autoliv against the individual defendants. The Company and its current and former officers and directors deny any wrongdoing, believe the claims are baseless, and will defend accordingly.

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

The table in Note 7 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and six months ended June 30, 2014 and June 30, 2013.

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

For the three and six months ended June 30, 2014, there were no common shares excluded from the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the six months ended June 30, 2014 and June 30, 2013 approximately 0.3 million and 0.3 million shares, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Weighted average shares basic	93.2	95.7	93.6	95.6
Effect of dilutive securities:
- stock options/share awards	0.3	0.3	0.3	0.3

Weighted average shares diluted	93.5	96.0	93.9	95.9

13 Subsequent Events

There were no reportable events subsequent to June 30, 2014.

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

EXECUTIVE OVERVIEW

In the second quarter the Company had solid growth across its markets, notably North America, Europe and Japan. The exception was Brazil where there was a sharp decline in light vehicle production. In addition, the Company’s main growth engines over the last two years, China and active safety, continued their strong performance.

Coming from low production levels, Europe had its sixth consecutive quarter of growth with European car sales growing by 7% in the first half of 2014. At the moment the Company expects a slow but sustained recovery in Europe. This supports the operational improvement program in the Company’s European steering wheel business which is developing in line with the original plan outlined last year.

The growth in Japan was a positive surprise. At the beginning of the quarter a decline of the light vehicle production was expected as a result of an increase in the Japanese consumption tax. Instead, the Company had slight growth and a favorable product mix for Autoliv, which led to double digit growth. A sustained recovery in the Japanese economy could also reflect positively on the light vehicle production moving forward.

Active safety showed solid growth in the quarter, and in order to support the continued growth and development in this business the Company has decided to increase the development and engineering spending.

In the current situation with millions of cars being recalled for safety related reasons the importance of quality cannot be overemphasized. In this environment the Company continues to further build its position as the industry’s quality leader, as its business is all about saving lives.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of June 30		Six months ended or as of June 30
	2014	2013	2014	2013

Total parent shareholders’ equity per share	$42.32	$40.61	$42.32	$40.61
Operating working capital 1)	$640	$667	$640	$667
Capital employed 6)	$3,647	$3,474	$3,647	$3,474
Net (cash) debt 1)	$(296)	$(432)	$(296)	$(432)

Gross margin, % 2)	19.5	19.6	19.4	19.5
Operating margin, % 3)	5.8	8.8	7.1	8.7

Return on total equity, % 7)	8.4	14.4	10.8	13.8
Return on capital employed, % 8)	15.8	22.6	18.9	22.1

No. of employees at period-end 9)	48,613	44,151	48,613	44,151
Headcount at period-end 10)	58,810	53,555	58,810	53,555
Days receivables outstanding 4)	71	72	72	73
Days inventory outstanding 5)	30	29	30	30

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”
2)	Gross profit relative to sales
3)	Operating income relative to sales
4)	Outstanding receivables relative to average daily sales
5)	Outstanding inventory relative to average daily sales
6)	Total equity and net debt
7)	Net income relative to average total equity
8)	Operating income and equity in earnings of affiliates, relative to average capital employed
9)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
10)	Employees plus temporary, hourly workers

THREE MONTHS ENDED JUNE 30, 2014 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2013

Market overview

Light Vehicle Production Development

Change vs. same quarter last year
	China	Japan	RoA	Americas	Europe	Total
LVP1)	11.8%	2.9%	(2.7)%	(2.7)%	2.0%	2.5%

1)	Source: IHS July 16, 2014.

During the three month period from April to June 2014, global LVP is estimated by IHS to have increased by over 2% compared to the same quarter in 2013. This was an increase compared to the growth of 1% expected by IHS at the beginning of the quarter.

In China, which accounts for close to 16% of Autoliv’s sales, LVP grew by around 12%, in line with the April estimate.

In Japan, which accounts for around 8% of Autoliv’s sales, LVP grew by 3%, a 6pp improvement compared to the April estimate.

In the RoA, which represents 10% of Autoliv sales, LVP declined by close to 3%, a 2pp decline from the April estimate.

In the Americas, which make up around one third of Autoliv’s sales, LVP declined by close to 3%, an improvement of less than 2pp compared to the April estimate. In North America, LVP increased by close to 4% compared to an increase of more than 2% expected in April. In South America, the decline was 24%, around 2pp less than the decline expected in IHS’s April forecast.

In Europe, where Autoliv currently generates around one third of its sales, LVP grew by 2% compared to the same quarter in 2013, which is close to 3pp better than IHS’s estimate in April. In Western Europe, LVP grew by more than 2%, close to 3pp more than estimated at the beginning of the quarter. In Eastern Europe, LVP grew 1%, 3pp better than the 2% decline estimated at the beginning of the quarter.

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

Consolidated sales increased by more than 8%, to $2,383 million compared to $2,198 million, in the same quarter of 2013. Excluding positive currency effects of $22 million the organic sales growth (non-U.S. GAAP measure, see reconciliation tables below) was more than 7%. This compares favorably to the organic sales growth (non-U.S. GAAP measure) of “around 5%” expected at the beginning of the quarter.

The main reason that Autoliv exceeded its quarterly sales guidance was stronger than expected vehicle production volumes in most regions, particularly Europe, North America, Japan and South Korea, as well as higher sales in active safety.

Sales by Product

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2014

(Dollars in millions)

Change vs. same quarter last year
	Airbag Products		Seatbelt Products		Active Safety		Total
	%	$	%	$	%	$	%	$
Organic sales change	7.4	$105.2	3.5	$24.6	39.5	$33.3	7.4	$163.1
Effect of exchange rates	1.1	15.5	1.0	6.8	0.1	0.1	1.0	22.4
Acquisitions/divestitures	—	—	—	—	—	—	—	—

Reported net sales change	8.5	$120.7	4.5	$31.4	39.6	$33.4	8.4	$185.5

The growth in sales of airbag products (including steering wheels and safety electronics) was mainly driven by high growth for side airbags, knee airbags, safety electronics and steering wheels.

The growth in seatbelt products was primarily driven by strong sales growth in China, North America and Europe. The trend of higher sales for more advanced and higher value added seatbelt systems continued globally. South America showed a decline due to lower light vehicle production (LVP).

All areas of active safety products (automotive radars, night vision systems and cameras with driver assist systems) showed strong growth. Sales of radar and night vision products to Mercedes were particularly strong, but vision products to BMW also contributed.

Sales by Region

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2014

(Dollars in millions)

Change vs. same quarter last year
	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	17.9	$57.3	14.2	$22.9	0.2	$0.3	6.5	$49.3	4.5	$33.3	7.4	$163.1
Effect of exchange rates	(0.3)	(0.9)	(3.1)	(5.1)	3.7	8.3	(1.2)	(9.4)	3.9	29.5	1.0	22.4
Acquisitions/divestitures	—	—	—	—	—	—	—	—	—	—	—	—

Reported net sales change	17.6	$56.4	11.1	$17.8	3.9	$8.6	5.3	$39.9	8.4	$62.8	8.4	$185.5

The organic sales growth (non-U.S. GAAP measure, see reconciliation table above) of more than 7% in the quarter can mainly be attributed to a stronger vehicle mix in all regions and stronger LVP growth than was anticipated at the beginning of the quarter.

Autoliv’s sales in Asia were $783 million. The Company divides its Asian sales into three parts: China, Japan and the Rest of Asia.

Sales from Autoliv’s companies in China grew organically (non-U.S. GAAP measure, see reconciliation table above) by close to 18% in the quarter. The growth was primarily driven by global OEM’s, but local OEM’s also saw healthy growth. Autoliv’s growth was primarily related to the production ramp ups of Nissan’s Sylphy and X-Trail, VW’s Santana and Passat and Ford’s Kuga and Mondeo. The continued strong sales for Haval’s H6 Sport and Haima’s S5, where Autoliv has high content, also contributed.

In Japan, the expected negative effect on light vehicle sales from the increase in consumption tax on April 1 was smaller than expected. Sales from Autoliv companies saw strong organic sales growth (non-U.S. GAAP measure, see reconciliation table above) of more than 14%, primarily due to increases with the Mitsubishi/Nissan co-developed Dayz Roox and Mitsubishi’s EK Space and RVR/ASX. Autoliv also has high content per vehicle on the mentioned models which was a strong driver in achieving double digit growth. The strong growth was partly mitigated by the production of Nissan’s Rogue moving outside Japan.

Sales from Autoliv’s companies in the Rest of Asia (RoA) were unchanged. In South Korea, sales increases for Hyundai’s ix35 and Kia’s Sportage were offset by a decrease for Chevrolet, particularly the Cruze, leading to virtually flat organic sales (non-U.S. GAAP measure, see reconciliation table above) development. In India, sales grew organically (non-U.S. GAAP measure) due to the recent launch of Hyundai’s i10 with high Autoliv content, as well as increased production for Suzuki. In other Asian countries, sales decreased due to Autoliv’s position on declining platforms.

For Autoliv’s companies in the Americas the sales development was mixed. In North America, organic sales (non-U.S. GAAP measure) grew as a result of sales increases for Nissan’s Rogue, Chrysler’s new Cherokee and Toyota’s Corolla and Highlander, which all have higher Autoliv content than previous models. This was partly offset by declines for Ford’s Focus. In South America, organic sales (non-U.S. GAAP measure) declined slightly despite a sharp drop in LVP. This was a result of recent launches with Fiat and Dacia.

The organic sales growth (non-U.S. GAAP measure, see reconciliation table above) of more than 4% from Autoliv’s companies in Europe was driven by increased radar sales with Mercedes as part of its on-going roll out of Collision Prevention Assist (CPA) across most of its platforms. Increased production for Ford’s Transit also contributed. This was partly offset by lower production for Renault’s Mégane and Scenic as well as Nissan’s Qashqai and lower Autoliv content in the new Mini.

Earnings

(Dollars in millions, except per share data)	Three months ended June 30, 2014	Three months ended June 30, 2013	Change
Net Sales	$2,383.0	$2,197.5	8.4%

Gross profit	$464.2	$430.5	7.8%
% of sales	19.5%	19.6%	(0.1)pp

S,G&A	$(104.6)	$(97.0)	7.8%
% of sales	(4.4)%	(4.4)%	0.0pp

R,D&E net	$(134.8)	$(130.4)	3.4%
% of sales	(5.7)%	(5.9)%	0.2pp

Operating income	$139.4	$194.0	(28.1)%
% of sales	5.8%	8.8%	(3.0)pp
Income before taxes	$122.9	$192.7	(36.2)%
Tax rate	32.3%	27.6%	4.7pp
Net income	$83.2	$139.4	(40.3)%
Net income attributable to controlling interest	$82.8	$138.7	(40.3)%
Earnings per share1)	$0.89	$1.44	(38.2)%

1)	Assuming dilution and net of treasury shares.

For the second quarter 2014, gross profit was $34 million higher than in the same quarter 2013 mainly due to the higher sales. The gross margin was virtually unchanged, mainly as a result of the ramp-ups of capacity for growth and warranty and field action related costs offsetting the higher sales, currency effects, and lower raw material costs.

Operating income decreased by $55 million to $139 million, or 5.8% of sales, mainly due to around $70 million related to the settlements of class actions in the United States. Research, Development and Engineering (R, D&E) net, was $4 million higher, as a result of higher cost mainly related to active safety. This was partly offset by higher engineering income.

The costs of around $70 million related to the settlements of antitrust related class actions in the United States and $11 million related to capacity alignments reduced operating margin by 3.5pp in the second quarter, compared to 0.3pp in the same quarter 2013. For further information regarding the antitrust related costs in the quarter see “Other Recent Events” below.

Income before taxes decreased by $70 million to $123 million. Income attributable to controlling interest amounted to $83 million, a decrease of $56 million from the second quarter of 2013. The effective tax rate was 32.3% compared to 27.6% in the same quarter of 2013. Discrete tax items, net and an unfavorable mix increased the tax rate in this quarter by 2.0pp. Last year, discrete tax items, net decreased the effective tax rate by 1.0pp, but an unfavorable mix and a catch up adjustment increased the rate by 1.2pp.

Earnings per share (EPS) assuming dilution was $0.89 compared to $1.44 for the same period one year ago. EPS assuming dilution was negatively affected by capacity alignment and legal costs by 52 cents, higher interest expense by 7 cents, higher tax rate by 6 cents and other financial items by 5 cents. These negative effects were partly offset by higher underlying earnings of 15 cents.

The weighted average number of shares outstanding assuming dilution decreased to 93.5 million compared to 96.0 million in Q2 2013.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2013

Market overview

Light Vehicle Production Development

Year over year change
	China	Japan	RoA	Americas	Europe	Total
LVP1)	10.1%	8.2%	(3.8)%	(0.3)%	5.0%	3.8%

1)	Source: IHS July 16, 2014.

For the first six months of 2014, global LVP is estimated by IHS to have increased by close to 4% compared to the first six months of 2013. This was in line with IHS’s expectation from the beginning of the year.

In China, which accounts for close to 16% of Autoliv’s sales, LVP grew by 10%, a decrease by close to 2pp compared to the January 2014 estimate.

In Japan, which accounts for around 8% of Autoliv’s sales, LVP grew by more than 8%, 7pp more compared to the January 2014 estimate.

In the RoA, which accounts for 10% of Autoliv’s sales, LVP declined by close to 4%, compared to a decline of more than 2% expected at the beginning of 2014.

In the Americas which makes up around one third of Autoliv’s sales, LVP was flat, a decrease of almost 3pp compared to IHS’s growth expectation at the beginning of the year. In North America, the increase was more than 4% compared to the 4% expected at the beginning of the year. In South America, the decrease was close to 17%, 14pp more than in the January 2014 estimate.

In Europe where Autoliv currently generates around one third of its sales, LVP grew by 5% which was more than 3pp better than IHS’s estimate in January. In Western Europe, LVP grew by 6%, 4pp better than estimated at the beginning of the year. In Eastern Europe, LVP increased by 3%, over 2pp more than estimated at the beginning of 2014.

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

For the first six months 2014 consolidated sales increased to $4,679 million from $4,333 million in 2013. Excluding currency effects, the organic sales growth (non-U.S. GAAP measure, see reconciliation tables below) was close to 8%. All regions of the Company showed organic sales growth (non-U.S. GAAP measure) for the first six months.

Sales by Product

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2014

(Dollars in millions)

First six months January - June 2014
	Airbag Products		Seatbelt Products		Active Safety		Total
	%	$	%	$	%	$	%	$
Organic sales change	7.6	$212.7	3.0	$41.8	51.8	$76.6	7.6	$331.1
Effect of exchange rates	0.4	10.9	0.3	4.0	0.2	0.3	0.4	15.2
Acquisitions/divestitures	—	—	—	—	—	—	—	—

Reported net sales change	8.0	$223.6	3.3	$45.8	52.0	$76.9	8.0	$346.3

Sales of airbag products (including steering wheels and passive safety electronics) were favorably impacted by higher volumes of steering wheels, side airbags, knee airbags and safety electronics.

Sales of seatbelt products were particularly strong in China, Europe and North America. The global trend towards more advanced and higher value-added seatbelt systems continued globally.

The strong increase in sales of active safety products (automotive radars, night vision systems and cameras with driver assist systems) resulted from growth in all areas of this business. Sales of radar related products were particularly strong, largely as a result of Mercedes’ further roll-out of CPA across most of its platforms. Sales of vision systems to BMW and increased Night Vision sales to BMW and Mercedes also contributed.

Sales by Region

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2014

(Dollars in millions)

First six months January - June 2014
	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	16.0	$100.1	17.1	$56.8	1.2	$5.4	5.3	$79.4	6.2	$89.4	7.6	$331.1
Effect of exchange rates	0.8	5.2	(6.8)	(22.6)	1.3	5.5	(1.5)	(22.6)	3.4	49.7	0.4	15.2
Acquisitions/divestitures	—	—	—	—	—	—	—	—	—	—	—	—

Reported net sales change	16.8	$105.3	10.3	$34.2	2.5	$10.9	3.8	$56.8	9.6	$139.1	8.0	$346.3

For the first six months 2014, sales in Europe represent 34% of total sales, Asia (China, Japan, RoA) 33%, and the Americas 33%. Sales continue to be balanced across the regions. Growth in the first six months was balanced with China, Japan and active safety as particularly strong growth areas.

Sales from Autoliv’s companies in China grew rapidly. Models from Nissan, VW, Ford and Honda were particularly strong contributors as was Haval’s H6 Sport and Haima’s S5.

Sales from Autoliv’s companies in Japan showed strong growth in the first six months. This was based on higher than expected LVP particularly from models with high Autoliv content (since January IHS has increased its full year 2014 forecast for Japan by 8pp), as well as high Autoliv content on a number of models, primarily from Mitsubishi, Mazda and Toyota.

Sales from Autoliv’s companies in the RoA grew slightly, primarily through sales increases with Hyundai/Kia in South Korea and India. The growth was partly offset by declines in other Asian countries due to lower volumes for models from Honda, GM and Ford.

Sales from Autoliv’s companies in the Americas were positively impacted by increases in models from Nissan, Chrysler and Toyota.

Sales from Autoliv’s companies in Europe were driven by sales to Mercedes through its continued roll out of CPA across most platforms as well as higher installation rates for blind spot radar. Models from Ford, Jaguar Land Rover and Volvo also contributed.

Earnings

(Dollars in millions, except per share data)	Six months ended June 30, 2014	Six months ended June 30, 2013	Change
Net Sales	$4,678.8	$4,332.5	8.0%

Gross profit	$909.5	$844.8	7.7%
% of sales	19.4%	19.5%	(0.1)pp

S,G&A	$(207.1)	$(192.9)	7.4%
% of sales	(4.4)%	(4.5)%	0.1pp

R,D&E net	$(277.0)	$(259.5)	6.7%
% of sales	(5.9)%	(6.0)%	0.1pp

Operating income	$331.1	$376.4	(12.0)%
% of sales	7.1%	8.7%	(1.6)pp

Income before taxes	$307.2	$362.8	(15.3)%

Tax rate	30.2%	27.1%	3.1pp

Net income	$214.3	$264.5	(19.0)%

Net income attributable to controlling interest	$213.1	$262.2	(18.7)%

Earnings per share1)	$2.27	$2.73	(16.8)%

1)	Assuming dilution and net of treasury shares.

Gross profit for the first six months 2014 increased by $65 million, primarily as a result of the higher sales. Gross margin declined 0.1pp compared to the same period 2013 mainly as a result of the continued ramp-ups of capacity for growth offsetting the higher sales, currency effects and lower raw material costs.

Operating income decreased by $45 million to $331 million and the operating margin by 1.6pp to 7.1%. This decline in the operating margin was mainly due to the settlements of antitrust related class actions in the United States. Research, Development and Engineering (R, D&E) net, was $18 million higher due to costs for growth and high engineering costs in active safety. The increase was partly offset by higher engineering income.

Income before taxes decreased by $56 million to $307 million, $10 million more than the decrease in operating income, mainly due to higher interest expense.

Net income attributable to controlling interest amounted to $213 million compared to $262 million for the first six months in 2013. Income tax expense was $93 million compared to $98 million in 2013. The effective tax rate was 30.2% compared to 27.1% for the same six month period last year. Discrete tax items, net, increased the tax rate in 2014 by 0.7pp, compared to 2013 when discrete tax items, net decreased the tax rate by 0.7pp.

EPS amounted to $2.27 assuming dilution compared to $2.73 for 2013. EPS assuming dilution was negatively affected by capacity alignments and legal costs by 53 cents, higher tax rate by 10 cents, and higher interest expense by 7 cents. These negative effects were mainly offset by higher underlying earnings by 23 cents.

The weighted average number of shares outstanding assuming dilution decreased to 93.9 million compared to 95.9 million for the full year 2013.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $86 million for the second quarter 2014 compared to $192 million in the same quarter of 2013. The decrease was mainly due to the payment of $65 million for the settlement of the U.S. antitrust class actions and unfavorable timing differences in working capital, mainly related to income taxes.

Cash flow from operations less net cash used in investing activities for the second quarter 2014 was negative $29 million compared to $103 million during the same quarter of 2013. Capital expenditures net, of $115 million for the second quarter 2014 were $38 million more than depreciation and amortization expense in the quarter and $27 million more than capital expenditures during the second quarter of 2013.

Cash flow from operations in the first six months 2014 generated $271 million in cash and $62 million from operations less net cash used in investing activities compared to $333 million and $158 million, respectively, for the same period 2013. The decrease was mainly due to the payment of $65 million for the settlement of the U.S. antitrust class actions in the second quarter of 2014. Capital expenditures net, amounted to $207 million and depreciation and amortization totaled $151 million for the first six months 2014 compared to $174 million and $139 million, respectively, for the same period 2013.

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

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013

Total current assets	$4,851.5	$3,800.9	$3,700.4	$3,595.1
Total current liabilities	(2,447.7)	(2,555.7)	(2,428.5)	(2,117.2)

Working capital	2,403.8	1,245.2	1,271.9	1,477.9
Cash and cash equivalents	(2,060.2)	(1,096.8)	(1,118.3)	(1,042.4)
Short-term debt	246.4	360.6	339.4	183.8
Derivative (asset) and liability, current	0.1	(0.4)	1.1	0.0
Dividends payable	50.1	49.0	49.1	47.8

Operating working capital	$640.2	$557.6	$543.2	$667.1

During the quarter, operating working capital (non-U.S. GAAP measure, see reconciliation table above) increased to 7.0% of sales from 6.2% on March 31, 2014. The Company targets that working capital in relation to the last 12-month sales should not exceed 10%.

Account receivables decreased in relation to sales to 71 days outstanding from 73 days on March 31, 2014, and from 72 days outstanding on June 30, 2013. Days inventory outstanding were unchanged at 30 days from March 31, 2014, but up from 29 days on June 30, 2013.

As part of efficiently managing the Company’s overall cost of funds, the Company routinely enter into “debt-related derivatives” (DRD) as part of its debt management. Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company’s debt. DRD are fair value adjustments to the carrying value of the underlying debt. Included in the DRD is also the unamortized fair value adjustment related to a discontinued fair value hedge which will be amortized over the remaining life of the debt. By adjusting for DRD, the total financial liability of net (cash) debt is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of “Net (cash) debt” to GAAP financial measure

(Dollars in millions)

	June 30, 2014	March 31, 2014	December 31, 2013

Short-term debt	$246.4	$360.6	$339.4
Long-term debt	1,528.3	277.7	279.1

Total debt	1,774.7	638.3	618.5
Cash and cash equivalents	(2,060.2)	(1,096.8)	(1,118.3)
Debt-related derivatives	(10.5)	(11.7)	(11.5)

Net cash	$(296.0)	$(470.2)	$(511.3)

The Company’s net cash position (non-U.S. GAAP measure, see reconciliation table above) decreased by $174 million during the quarter to $296 million at June 30, 2014. This was mainly due to the Company’s repurchase of its common shares amounting to $97 million, the payment for settlement of antitrust related class actions in the United States of $65 million and a quarterly dividend payment that reduced net cash by $48 million. Gross interest-bearing debt increased by $1,136 million to $1,775 million. This was a result of the U.S. private placement issuance of $1,250 million of long term debt securities and the repayment of notes issued as a part of equity units of $106 million.

During the first six months 2014 the net cash position (non-U.S. GAAP measure, see reconciliation table above) decreased by $215 million, to $296 million due to the common share repurchases of $192 million, dividends totaling $97 million and the payment of settlement of antitrust related class actions in the U.S. of $65 million. The decrease was partly offset by strong cash flow particularly in the first quarter.

During the quarter, total equity decreased by $57 million to $3,943 million due to $97 million from repurchased shares, $50 million for dividends, including dividend paid to non-controlling interest and negative currency effects of $1 million. These negative effects were partially offset by $83 million from net income and $8 million from common stock incentives. Total parent shareholders’ equity was $3,927 million corresponding to $42.32 per share.

Total equity decreased by $57 million during the first six months 2014, due to $192 million from repurchased shares, $102 million from dividends, including dividend paid to non-controlling interest and around $1 million from negative currency effects. These unfavorable effects were partially offset by net income of $214 million and common stock incentives of $24 million.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

	June 30, 2014	March 31, 2014	June 30, 2013
Headcount	58,810	57,900	53,555
Whereof:
Direct workers in manufacturing	72%	73%	72%
Low Cost Countries	72%	72%	70%
Temporary personnel	17%	18%	18%

Compared to the previous quarter total headcount (permanent employees and temporary personnel) increased by more than 900 people. In low cost countries the increase was over 500 people while the headcount in high cost countries increased by close to 400 people.

Outlook

Based on our customer call-offs we expect organic sales for the third quarter of 2014 to grow by around 6% compared to the same quarter of 2013. Currencies are expected to have a positive effect, resulting in a consolidated sales growth of around 7%. The adjusted operating margin, excluding costs for capacity alignments and antitrust matters, is expected to be around 8.5%.

The indication for the full year is for organic sales growth of more than 6% and an operating margin of around 9%, excluding costs for capacity alignments and antitrust matters. Consolidated sales are expected to grow by close to 7% as effects from currencies are expected to be slightly positive.

Our capacity alignment program continues, and we now expect the costs for the program to be more than $40 million for the full year 2014.

The projected effective tax rate for the full year 2014 is currently expected to be around 29%, excluding any discrete items, and is subject to change due to any other discrete or nonrecurring events that may occur.

Operational cash flow is expected to remain strong and to be at least $700 million excluding any discrete items. Capital expenditures are expected to increase in support of our growth strategy and to be in the previously communicated range of 4.5% to 5.0% of sales.

OTHER RECENT EVENTS

Launches in the 2nd quarter 2014

Subaru’s new Legacy/Outback - Inflatable curtains and side airbags.

Haima’s new S5 - Steering wheel with driver airbag, passenger airbag, inflatable curtains, side airbags, seatbelts with pretensioners, safety electronics and brake control system.

Lexus’ new NX - Inflatable curtains.

Baojun’s new 610 - Steering wheel with driver airbag, passenger airbag, side airbags and seatbelts with pretensioners.

FAW’s new Besturn B70 - Steering wheel and seatbelts with pretensioners.

Mercedes’ new S-Class Coupé - Steering wheel with driver airbag, active seatbelts with pretensioners, night vision, radar systems and battery cable cutters.

Citroën’s new C4 Cactus - Inflatable curtains and side airbags.

Suzuki’s new Alto - Steering wheel with driver airbag, inflatable curtains, side airbags and seatbelts with pretensioners.

BMW’s new i8 - Passenger airbag, side airbags, knee airbags, seatbelts with pretensioners and vision system.

Other Events

•	During the second quarter of 2014, the Company repurchased a total of 944,707 of its own shares at an average price of $102.81 per share totaling $97 million.

•

On April 25, the Company announced that $1.25 billion of long-term debt securities had been issued and sold as part of the Company’s previously communicated strategy of adjusting its capital structure. The notes have an average interest rate of approximately 3.84%, and consist of five series of varying sizes maturing between 2019 and 2029.

•

At a meeting on May 4, the Board of Directors elected Mr. Jan Carlson to serve as its new Chairman of the Board, effective immediately. Since April 3, 2014, Mr. Carlson had been serving as Interim Chairman following the resignation of the previous Chairman. Mr. Carlson is in addition the President and Chief Executive Officer of Autoliv, a position he has held since 2007.

•

On June 2, it was announced that Autoliv had entered into separate settlement agreements with three classes of purchasers in antitrust class actions in the United States. The total cost for the settlement is estimated at around $65 million (subject to finalization).

•

On June 27, it was announced that Autoliv had entered into a memorandum of understanding regarding the settlement of its pending U.S. class action securities lawsuit. Autoliv recorded a net expense of approximately $4.5 million in its second quarter results. The total payment is $22.5 million (subject to finalization) and the remaining amount of the settlement will be paid by Autoliv’s insurance carrier.

Annual General Meeting of Stockholders

At the Company’s Annual General Meeting of Stockholders (AGM) in Chicago, IL, held May 6, sufficient votes were received to approve the following proposals:

•	The re-election of Mr. Jan Carlson and James M. Ringler as directors of the Board for a regular three-year term ending at the 2017 AGM.

•	The non-binding, advisory resolution to approve the Company’s 2013 executive compensation for its named executive officers.

•	An amendment to the Company’s Restated Certificate of Incorporation to declassify the Board and provide for the annual election of directors.

•	The ratification of the appointment of Ernst & Young AB as the Company’s independent auditing firm for the fiscal year ending December 31, 2014.

Dividend

As previously announced, the Company declared an increase in the quarterly dividend to shareholders to 54 cents per share for the third quarter 2014, up from the previous level of 52 cents.

This dividend will be payable on Thursday, September 4, 2014 to Autoliv shareholders of record on the close of business on Wednesday, August 20, 2014.

The ex-date when the shares will trade without the right to the dividend will be Monday, August 18, 2014.

Next Report

Autoliv intends to publish the quarterly report for the third quarter 2014 on Thursday, October 23, 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

During the second fiscal quarter of 2014, two events impacted the total amount of debt included in the line “Debt Obligations Including Debt-Related Derivatives (DRD)” in the Contractual Obligations and Commitments section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013:

1. On April 25, 2014, the Company issued and sold $1.25 billion of long term debt securities pursuant to the Note Purchase Agreement, as further described in Note 3 Fair Value Measurement – Fair Value of Debt to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

2. The Senior Notes with a value of approximately $106.3 million matured on April 30, 2014 and are no longer outstanding, as further described in Note 9 Equity Units to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

For a further summary of our commitments to make future payments under contractual obligations, see the Contractual Obligations and Commitments section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no other significant changes in our contractual obligations since December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2014, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

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

Other than as subsequently discussed, as of June 30, 2014, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

Our indebtedness may harm our financial condition and results of operations

As of June 30, 2014, we have outstanding debt of $1.77 billion, including $290 million in privately placed debt issued in 2007 and $1.25 billion in privately placed debt issued in April 2014. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

•	potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to Common Stock purchases by the Company during the fiscal second quarter of 2014.

	Nasdaq OMX Stockholm (“OMX”)		New York Stock Exchange (“NYSE”)		OMX and NYSE
Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (USD)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2014	24,000	102.01	43,350	101.37	67,350	101.60	10,488,321

May 1-31, 2014	302,932	103.10	574,425	102.80	877,357	102.91	9,610,964

June 1-30, 2014	—	—	—	—	—	—	9,610,964

Total	326,932	103.02	617,775	102.70	944,707	102.81	9,610,964

(1)	During the fourth quarter of 2013, the Company reactivated its stock repurchase program that was first approved by the board of directors of the Company on May 9, 2000. Since the start of the stock repurchase program the Company has been authorized to purchase up to 47.5 million shares of stock. The share repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997 (File No. 001-12933).

3.2	Certificate of Amendment to Autoliv’s Restated Certificate of Incorporation, filed on May 6, 2014, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-12933, filing date May 6, 2014).

3.3	Autoliv’s Second Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-12933, filing date May 6, 2014).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv, Inc. and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

4.6	Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (filing date April 25, 2014).

10.1	Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (filing date April 25, 2014).

10.2 *	Autoliv, Inc. Non-employee Director Compensation Policy.

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 18, 2014

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin

Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)