Form 10-Q
period 2014-09-30
AUTOLIV INC
filed 2014-10-23
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 16, 2014, there were 90,532,178 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net sales	$2,208.0	$2,119.0	$6,886.8	$6,451.5

Cost of sales	(1,781.6)	(1,714.1)	(5,550.9)	(5,201.8)

Gross profit	426.4	404.9	1,335.9	1,249.7

Selling, general & administrative expenses	(101.0)	(93.8)	(308.1)	(286.7)
Research, development & engineering expenses, net	(135.7)	(120.2)	(412.7)	(379.7)
Amortization of intangibles	(4.1)	(5.1)	(12.4)	(15.3)
Other income (expense), net	(10.8)	(3.5)	(96.8)	(9.3)

Operating income	174.8	182.3	505.9	558.7

Equity in earnings of affiliates, net of tax	1.4	1.8	5.8	5.4
Interest income	1.6	0.9	4.1	2.5
Interest expense	(19.4)	(8.1)	(45.2)	(24.3)
Other financial items, net	(1.9)	(0.3)	(6.9)	(2.9)

Income before income taxes	156.5	176.6	463.7	539.4

Income tax expense	(49.8)	(51.7)	(142.7)	(150.0)

Net income	$106.7	$124.9	$321.0	$389.4

Less: net income attributable to non-controlling interests	0.2	1.0	1.4	3.3

Net income attributable to controlling interest	$106.5	$123.9	$319.6	$386.1

Net earnings per share – basic	$1.16	$1.29	$3.44	$4.03
Net earnings per share – diluted	$1.16	$1.29	$3.43	$4.02

Weighted average number of shares outstanding, net of treasury shares (in millions)	91.6	95.8	92.9	95.7

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	91.9	96.2	93.2	96.0

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	90.5	95.9	90.5	95.9

Cash dividend per share – declared	$0.54	$0.50	$1.60	$1.50
Cash dividend per share – paid	$0.54	$0.50	$1.58	$1.50

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net income	$106.7	$124.9	$321.0	$389.4

Foreign currency translation adjustments	(89.7)	39.0	(92.0)	(15.6)
Defined benefit pension plan	0.6	2.8	0.8	7.9

Other comprehensive loss, before tax	(89.1)	41.8	(91.2)	(7.7)

Income tax expense related to defined benefit pension plan	(0.2)	(1.0)	(0.2)	(2.8)

Other comprehensive loss, net of tax	(89.3)	40.8	(91.4)	(10.5)

Comprehensive income	$17.4	$165.7	$229.6	$378.9

Less: comprehensive income attributable to non-controlling interest	0.4	1.0	1.2	3.6

Comprehensive income attributable to controlling interest	$17.0	$164.7	$228.4	$375.3

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	September 30, 2014 (unaudited)	December 31, 2013
Assets
Cash & cash equivalents	$1,846.7	$1,118.3
Receivables, net	1,712.7	1,688.0
Inventories, net	686.5	661.8
Other current assets	243.9	232.3

Total current assets	4,489.8	3,700.4

Property, plant & equipment, net	1,396.1	1,336.2
Investments and other non-current assets	238.9	259.0
Goodwill	1,602.6	1,610.1
Intangible assets, net	65.4	77.3

Total assets	$7,792.8	$6,983.0

Liabilities and equity
Short-term debt	$250.4	$339.4
Accounts payable	1,053.5	1,199.9
Accrued expenses	800.2	633.9
Other current liabilities	220.9	255.3

Total current liabilities	2,325.0	2,428.5

Long-term debt	1,520.5	279.1
Pension liability	148.0	147.3
Other non-current liabilities	123.6	127.7

Total non-current liabilities	1,792.1	554.1

Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	3,138.9	2,965.9
Accumulated other comprehensive (loss) income	(90.9)	0.5
Treasury stock	(819.8)	(417.2)

Total parent shareholders’ equity	3,660.3	3,981.3
Non-controlling interest	15.4	19.1

Total equity	3,675.7	4,000.4

Total liabilities and equity	$7,792.8	$6,983.0

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine months ended
	September 30, 2014	September 30, 2013

Operating activities
Net income	$321.0	$389.4
Depreciation and amortization	228.0	210.6
Other, net	20.6	38.4
Changes in operating assets and liabilities	(86.2)	(99.7)

Net cash provided by operating activities	483.4	538.7

Investing activities
Expenditures for property, plant and equipment	(326.8)	(271.2)
Proceeds from sale of property, plant and equipment	1.3	3.8
Acquisitions and divestitures of businesses and other, net	(1.7)	(1.0)

Net cash used in investing activities	(327.2)	(268.4)

Financing activities
Net (decrease) increase in short-term debt	(86.9)	147.8
Issuance of long-term debt	1,253.0	—
Repayments and other changes in long-term debt	(1.1)	(135.0)
Dividends paid to non-controlling interest	(4.9)	(0.4)
Dividends paid	(146.6)	(143.5)
Repurchased shares	(430.0)	—
Common stock options exercised	23.4	16.0
Other, net	0.4	0.9

Net cash provided by (used in) financing activities	607.3	(114.2)

Effect of exchange rate changes on cash and cash equivalents	(35.1)	0.9

Increase in cash and cash equivalents	728.4	157.0

Cash and cash equivalents at beginning of period	1,118.3	977.7

Cash and cash equivalents at end of period	$1,846.7	$1,134.7

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2014

1 Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited financial statements and all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. The result for the interim period is not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2014. Certain prior-year amounts have been reclassified to conform to current year presentation.

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

Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. The new revenue standard will be applied to contracts that are in progress at the date of initial application. The Company plans to adopt the new standard from January 1, 2017. The Company is in process of evaluating which adoption method it plans to use and the potential effect the new standard will have on its consolidated financial statements.

In August 2014, the FASB issued the ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. The standard will be effective for annual periods after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company has early adopted the standard in its interim reporting for September 30, 2014; however the adoption of ASU 2014-15 had no impact on the Company’s disclosures in the unaudited condensed consolidated financial statements.

3 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at September 30, 2014 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Net Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income (OCI) and reclassified into the Consolidated Statement of Net Income when the hedge transaction affects net earnings. There were no derivatives designated as hedging instruments outstanding as of September 30, 2014 and December 31, 2013.

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

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. The carrying value is the same as the fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets at September 30, 2014 and in the Consolidated Balance Sheets at December 31, 2013, have been presented on a gross basis. The net amounts subject to netting agreements that the Company choose not to offset are presented in footnotes. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

	September 30, 2014						December 31, 2013
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$452.0	1)	$1.3	2)	$0.5	3)	$504.1	4)	$1.7	5)	$2.8	6)

Total derivatives not designated as hedging instruments	$452.0		$1.3		$0.5		$504.1		$1.7		$2.8

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $309.1 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.2 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.5 million.
4)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $425.4 million.
5)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.5 million.
6)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.6 million.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments outstanding as of September 30, 2014 and December 31, 2013. During the first quarter of 2013 the Company closed a $60 million interest rate swap which was designated as a hedging instrument. For the three and nine months ended September 30, 2013 the gains and losses recognized in other financial items, net were immaterial. For the three months ended September 30, 2013 there was no interest expense recognized related to the closed interest rate swap. For the nine months ended September 30, 2013, the Company recognized a loss of $1.3 million as interest expense related to this closed interest rate swap. The hedged item related to the closed interest rate swap consists of a $60 million debt note which matures in 2019. The fair value change related to this note of $1.3 million decreased interest expense and thus fully off-set the $1.3 million fair value change related to the hedging instrument as of September 30, 2013.

Derivatives not designated as hedging instruments

All amounts recognized in the Consolidated Statement of Net Income related to derivatives, not designated as hedging instruments, relate to economic hedges and thus have been materially off-set by an opposite Consolidated Statement of Net Income effect of the related financial liabilities or financial assets. The derivatives not designated as hedging instruments outstanding at September 30, 2014 were foreign exchange swaps. For the three and nine months ended September 30, 2014, the gains and losses recognized in other financial items, net were a gain of $0.8 million and a gain of $1.9 million, respectively, for derivative instruments not designated as hedging instruments. For the three and nine months ended September 30, 2013, the Company recognized a gain of $0.3 million and a gain of $0.3 million, respectively, in other financial items, net for derivative instruments not designated as hedging instruments. For the three and nine months ended September 30, 2014 and September 30, 2013, the gains and losses recognized as interest expense were immaterial.

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

Fair Value of Debt

	September 30,	September 30,	December 31,	December 31,
	2014	2014	2013	2013
	Carrying	Fair	Carrying	Fair
Long-term debt	value1)	value	value1)	value
U.S. Private placement	$1,424.8	$1,480.6	$177.6	$187.7
Medium-term notes	90.1	92.9	99.9	100.5
Other long-term debt	5.6	5.6	1.6	1.6

Total	$1,520.5	$1,579.1	$279.1	$289.8

Short-term debt
Overdrafts and other short-term debt	$100.2	$100.2	$65.6	$65.6
Short-term portion of long-term debt	150.2	153.6	167.2	172.6
Notes2)	—	—	106.6	107.6

Total	$250.4	$253.8	$339.4	$345.8

1)	Debt as reported in balance sheet.
2)	Notes issued as part of the equity units offering were remarketed in April 2012, and matured on April 30, 2014. The notes were repaid and are no longer outstanding.

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

As of September 30, 2014 the Company had $87.7 million of restructuring reserves which were measured at fair value upon initial recognition of the associated liability (see Note 6). For the three and nine months ended September 30, 2014, the Company did not record any impairment charges on its long-lived assets.

4 Income Taxes

For the first nine months of 2014, the effective tax rate was 30.8%, compared with an effective tax rate of 27.8% in the first nine months of 2013. In the first nine months of 2014, the net impact of discrete tax items caused a 0.4% increase to the effective tax rate. The net impact of discrete tax items in the first nine months of 2013 caused a 0.5% decrease to the effective tax rate.

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

The Company is undergoing tax audits in several jurisdictions covering multiple years. As of September 30, 2014 the Company is not aware of any proposed income tax adjustments resulting from those tax examinations that would have a material impact on the Company’s financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the third quarter of 2014, the Company recorded a net increase of $0.4 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $23.2 million recorded at September 30, 2014, $5.2 million is classified as current tax payable and $18.0 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	September 30, 2014	December 31, 2013
Raw materials	$330.2	$314.8
Work in progress	240.8	232.9
Finished products	202.9	201.9

Inventories	773.9	749.6
Inventory valuation reserve	(87.4)	(87.8)

Total inventories, net of reserve	$686.5	$661.8

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

Third quarter of 2014

The employee-related restructuring provisions in the third quarter of 2014 mainly related to headcount reductions in Europe. The cash payments mainly related to high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Net Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2014 to September 30, 2014.

	June 30, 2014	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	September 30, 2014
Restructuring employee-related	$96.1	$8.1	$(0.1)	$(10.6)	$(5.8)	$87.7
Other	—	—	—	—	—	—

Total reserve	$96.1	$8.1	$(0.1)	$(10.6)	$(5.8)	$87.7

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions for the three and nine months ended September 30, 2014 mainly relate to recall related issues. The cash paid for the three and nine months ended September 30, 2014 mainly relate to warranty related issues. The provisions for the three months ended September 30, 2013 mainly related to warranty related issues and the provisions for the nine months ended September 30, 2013 mainly related to recall related issues. The cash paid for the three and nine months ended September 30, 2013 mainly related to warranty related issues.

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Reserve at beginning of the period	$47.7	$37.1	$36.4	$29.9
Change in reserve	11.3	2.9	27.9	16.4
Cash payments	(6.8)	(2.8)	(12.2)	(8.5)
Translation difference	(0.9)	0.6	(0.8)	(0.0)

Reserve at end of the period	$51.3	$37.8	$51.3	$37.8

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the Condensed Consolidated Financial Statements of the Company for the three and nine months ended September 30, 2014 and September 30, 2013, respectively, and are not included in the table below.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Service cost	$5.3	$5.6	$15.8	$16.9
Interest cost	5.2	4.9	15.9	14.8
Expected return on plan assets	(5.0)	(3.9)	(15.0)	(11.7)
Amortization prior service credit	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of actuarial loss	0.7	3.1	2.2	9.2

Net Periodic Benefit Cost	$6.0	$9.5	$18.3	$28.6

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

10 Controlling and Non-Controlling interest

The following tables present a roll-forward of the changes in equity attributable to controlling and non-controlling interest.

	Three Months ended
	September 30, 2014			September 30, 2013
	Equity attributable to			Equity attributable to
	Controlling	Non- controlling interest	Total	Controlling	Non- controlling interest	Total

Balance at beginning of period	$3,926.9	$16.5	$3,943.4	$3,886.1	$19.7	$3,905.8

Total Comprehensive Income:
Net income	106.5	0.2	106.7	123.9	1.0	124.9

Foreign currency translation	(89.9)	0.2	(89.7)	39.0	0.0	39.0
Defined benefit pension plan	0.4	—	0.4	1.8	—	1.8

Total Comprehensive Income	17.0	0.4	17.4	164.7	1.0	165.7
Common Stock incentives	3.4	—	3.4	8.8	—	8.8
Cash dividends declared	(48.6)	—	(48.6)	(48.0)	—	(48.0)
Repurchased shares	(238.4)	—	(238.4)	—	—	—
Dividends paid to non-controlling interests on subsidiary shares	—	(1.5)	(1.5)	—	(0.0)	(0.0)

Balance at end of period	$3,660.3	$15.4	$3,675.7	$4,011.6	$20.7	$4,032.3

	Nine Months ended
	September 30, 2014			September 30, 2013
	Equity attributable to			Equity attributable to
	Controlling	Non- controlling interest	Total	Controlling	Non- controlling interest	Total

Balance at beginning of period	$3,981.3	$19.1	$4,000.4	$3,758.6	$17.5	$3,776.1

Total Comprehensive Income:
Net income	319.6	1.4	321.0	386.1	3.3	389.4

Foreign currency translation	(91.8)	(0.2)	(92.0)	(15.9)	0.3	(15.6)
Defined benefit pension plan	0.6	—	0.6	5.1	—	5.1

Total Comprehensive Income	228.4	1.2	229.6	375.3	3.6	378.9
Common Stock incentives	27.4	—	27.4	21.4	—	21.4
Cash dividends declared	(146.8)	—	(146.8)	(143.7)	—	(143.7)
Repurchased shares	(430.0)	—	(430.0)	—	—	—
Dividends paid to non-controlling interests on subsidiary shares	—	(4.9)	(4.9)	—	(0.4)	(0.4)

Balance at end of period	$3,660.3	$15.4	$3,675.7	$4,011.6	$20.7	$4,032.3

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

In October 2014, one of the Company’s Brazilian subsidiaries received a notice of deficiency from the state tax authorities from the state of São Paulo, Brazil which, primarily, alleged violations of ICMS (VAT) payments and improper warehousing documentation. The aggregate assessment for all alleged violations was R$55 million (approximately $22.6 million), inclusive of fines, penalties and interest. The Company believes the full amount assessed is baseless, that it has reasonable legal and factual defenses to the assessment and, consequently, plans to defend its interests vigorously. The duration or ultimate outcome of the matter currently cannot be predicted or estimated and no provision for a loss has been recorded as of September 30, 2014.

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

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for a similar investigation. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of September 30, 2014. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

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

On November 6, 2012, the Korean Fair Trade Commission visited one of the Company’s South Korean subsidiaries to gather information for a similar investigation. The Company is cooperating with this investigation. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has not recorded a provision for loss as of September 30, 2014 with respect to this investigation. Also, since the Company’s plea agreement with the DOJ involved the actions of employees of a Japanese subsidiary of the Company, the Japan Fair Trade Commission is evaluating whether to initiate an investigation.

In August 2014, the Competition Commission of South Africa (the “CCSA”) contacted the Company regarding an investigation into the Company’s sales of occupant safety systems in South Africa. The Company is cooperating with the CCSA. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has not recorded a provision for loss as of September 30, 2014 with respect to this investigation.

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

On May 30, 2014, the Company, without admitting any liability, entered into separate settlement agreements with representatives of each of the three classes of plaintiffs in the MDL. Pursuant to the settlement agreements, the Company agreed to pay $40 million to the direct purchaser settlement class, $6 million to the auto dealer settlement class, and $19 million to the end-payor settlement class, for a total of $65 million. This amount was expensed during the second quarter of 2014. In exchange, the plaintiffs agreed that the plaintiffs and the settlement classes would release Autoliv from all claims and demands that were or could have been asserted in the MDL. The direct purchaser settlement is subject to potential downward adjustments to a floor of $24 million based on the volume of Autoliv’s sales represented by direct purchasers who may elect to opt out from the direct purchaser settlement class. Each settlement can be voided if opt-outs exceed certain thresholds. On July 1, 2014, the settlements received preliminary court approval. Each settlement remains subject to final approval by the MDL Court following notice to the settlement class, an opportunity for settlement class members to object or opt out, and a fairness hearing. The deadline to opt out of the class settlement for the direct purchasers is October 30, 2014. It is currently anticipated that the fairness hearing for the direct purchaser class settlement will occur in December 2014, and that notices to the settlement classes and the fairness hearings for the other two class settlements will be deferred by the plaintiffs and the MDL Court for processing with additional, future settlements due to the cost of giving notice to large settlement classes. These settlements, if approved, will not resolve any claims of settlement class members who opt out of the settlements or the claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities.

The other four lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013; M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013; Ewert v. Autoliv, Inc. et al., filed in the Supreme Court of British Columbia on July 18, 2013; and Cindy Retallick and Jagjeet Singh Rajput v. Autoliv ASP, Inc. et al., filed in the Queen’s Bench of the Judicial Center of Regina in the province of Saskatchewan on May 14, 2014). The Canadian cases assert claims on behalf of putative classes of both direct and indirect purchasers of occupant safety systems. The Company denies the overly broad allegations of these lawsuits and intends to defend itself in these cases. While it is probable that the Company will incur losses as a result of these Canadian antitrust cases, the duration or ultimate outcome of these cases currently cannot be predicted or estimated and no provision for a loss has been recorded as of September 30, 2014. There is currently no timeline for class certification or discovery in the Canadian cases.

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

On June 27, 2014, the Company announced that it entered into a memorandum of understanding with CLPT reflecting an agreement in principle to settle the Lawsuit and the claims of the alleged class for a payment of $22.5 million. The parties subsequently entered into a definitive settlement agreement. The agreement is not an admission of wrongdoing or acceptance of fault by the Company or any of the individuals named in the complaint. The defendants are settling to eliminate the uncertainties, risk, distraction and expense associated with protracted litigation. The agreement is subject to final approval by the court. A hearing to approve the settlement is scheduled for the end of October 2014. If approved, the settlement will resolve the claims asserted in the Lawsuit against the Company and the individuals named in the complaint, including the claims of the settlement class members who do not opt out of the settlement. Autoliv has recorded a net expense of approximately $4.5 million in its results for the second quarter of 2014. The balance of the settlement amount will be paid by Autoliv’s insurance carrier.

On February 18, 2014, Henry Zwang, a purported stockholder of the Company, filed a putative derivative lawsuit against Autoliv and twelve of its current or former officers and directors in the Delaware Court of Chancery (Case No. 9359 — VCP). The complaint purports to allege claims against the individual defendants for breach of fiduciary duty, waste and unjust enrichment related to the Company’s antitrust issues. The complaint names the Company as a nominal defendant only and purports to seek monetary and other relief on behalf of Autoliv against the individual defendants. On October 3, 2014, the parties filed a stipulation of settlement that asks the Delaware court to approve a proposed settlement that will dismiss all claims in the complaint with prejudice in exchange for proposed corporate governance reforms. The court has scheduled a hearing on December 15, 2014 for approval of the settlement.

Product Warranty, Recalls and Intellectual Property

Autoliv is exposed to various claims for damages and compensation if products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected the Company faces warranty and recall claims. Where such (actual or alleged) failure results, or is alleged to result, in bodily injury and/or property damage, the Company may also face product-liability claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Government safety regulators may also play a role in warranty and recall practices. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products when the product supplied did not perform as represented by us or expected by the customer. Accordingly, the future costs of warranty claims by the customers may be material. However, the Company believes its established reserves are adequate to cover potential warranty settlements. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the adequacy of these reserves, and adjusts them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from the Company’s recorded estimates.

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

The table in Note 7 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and nine months ended September 30, 2014 and September 30, 2013.

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

For the three and nine months ended September 30, 2014, there were no common shares excluded from the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the nine months ended September 30, 2014 and September 30, 2013 approximately 0.4 million and 0.4 million shares, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Weighted average shares basic	91.6	95.8	92.9	95.7
Effect of dilutive securities: - stock options/share awards	0.3	0.4	0.3	0.3

Weighted average shares diluted	91.9	96.2	93.2	96.0

13 Subsequent Events

There were no reportable events subsequent to September 30, 2014.

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

EXECUTIVE OVERVIEW

Autoliv’s strong operational and quality execution continued, which resulted in another quarter of solid financial performance. Autoliv had record sales, gross profit and operating cash flow for a third quarter. The Company also returned a record $288 million to its stockholders through dividends and share repurchases. Over the last twelve months the Company has returned $772 million to its stockholders.

During the third quarter the Company’s overall solid organic sales continued despite its slower than expected growth in China. Since 2011 the Company has consistently outperformed the light vehicle production in China, with the exception of this quarter due to a negative vehicle mix. The Company expects this negative mix in China to continue in the fourth quarter, however it remains confident in its long-term strategies for growth and vertical integration in this market.

Uncertainties around the macro environment have gradually increased throughout the year. This has resulted in a slower light vehicle production growth rate for the second half of this year, compared to what was anticipated in January. The early indication is that this slower LVP growth rate will continue into the first half of 2015. The Company intends to monitor the overall market conditions very closely and is prepared to take appropriate actions in a timely manner.

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see “Organic sales”, “Operating working capital”, “Net (cash) debt” and “Leverage ratio”. Management believes that these non-U.S. GAAP financial measures assist investors in analyzing trends in the Company’s business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as a substitute for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to U.S. GAAP. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of September 30		Nine months ended or as of September 30
	2014	2013	2014	2013

Total parent shareholders’ equity per share	$40.45	$41.83	$40.45	$41.83
Operating working capital 1)	$617	$670	$617	$670
Capital employed 6)	$3,589	$3,524	$3,589	$3,524
Net (cash) debt 1)	$(86)	$(508)	$(86)	$(508)

Gross margin, % 2)	19.3	19.1	19.4	19.4
Operating margin, % 3)	7.9	8.6	7.3	8.7

Return on total equity, % 7)	11.2	12.6	11.0	13.4
Return on capital employed, % 8)	19.5	21.0	19.1	21.7

No. of employees at period-end 9)	49,805	45,475	49,805	45,475
Headcount at period-end 10)	59,023	55,511	59,023	55,511
Days receivables outstanding 4)	72	73	70	73
Days inventory outstanding 5)	33	31	32	31

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

6) Total equity and net debt

7) Net income relative to average total equity

8) Operating income and equity in earnings of affiliates, relative to average capital employed

9) Employees with a continuous employment agreement, recalculated to full time equivalent heads

10) Includes temporary, hourly workers

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2013

Market overview

Light Vehicle Production Development

Change vs. same quarter last year
	China	Japan	RoA	Americas	Europe	Total
LVP1)	10.2%	(3.3)%	(1.2)%	1.6%	(0.9)%	2.8%

1) Source: IHS October 16, 2014.

During the three month period from July to September 2014, global LVP is estimated by IHS to have increased by less than 3% compared to the same quarter in 2013. This was a decrease compared to the growth of close to 5% expected by IHS at the beginning of the quarter.

In China, which accounts for close to 16% of Autoliv’s sales, LVP grew by more than 10%, 1pp less than the July estimate.

In Japan, which accounts for around 8% of Autoliv’s sales, LVP declined by more than 3%, in line with the July estimate.

In the RoA, which represents 10% of Autoliv sales, LVP declined by more than 1%, a 6pp decline from the July estimate.

In the Americas, which make up around one third of Autoliv’s sales, LVP grew by close to 2%, a decline of 3pp compared to the July estimate. In North America, LVP increased by 8% compared to an increase of more than 9% expected in July. In South America, the decline was close to 19%, around 7pp more than the decline expected in IHS’s July forecast.

In Europe, where Autoliv currently generates around one third of its sales, LVP declined by close to 1% compared to the same quarter in 2013, which is close to 1pp lower than IHS’s estimate in July. In Western Europe, LVP grew by close to 2%, slightly higher than estimated at the beginning of the quarter. In Eastern Europe, LVP declined by close to 6%, more than 3pp worse than the 2% decline estimated at the beginning of the quarter.

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

Consolidated sales increased by more than 4%, to $2,208 million compared to $2,119 million, in the same quarter of 2013. Excluding negative currency effects of $9 million the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was close to 5%. This compares unfavorably to the organic sales growth of “around 6%” expected at the beginning of the quarter.

The primary reason that Autoliv did not reach its quarterly sales guidance was lower than expected sales in China, primarily due to unfavorable vehicle mix, but also due to lower overall production in the Chinese market.

Sales by Product

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2014

(Dollars in millions)

Change vs. same quarter last year

	Airbag Products		Seatbelt Products		Active Safety		Total
	%	$	%	$	%	$	%	$
Organic sales change	4.4	$60.6	1.5	$9.6	29.2	$28.0	4.6	$98.2
Effect of exchange rates	(0.4)	(5.9)	(0.5)	(2.6)	(0.8)	(0.7)	(0.4)	(9.2)
Acquisitions/divestitures	—	—	—	—	—	—	—	—

Reported net sales change	4.0	$54.7	1.0	$7.0	28.4	$27.3	4.2	$89.0

The growth in sales of airbag products (including steering wheels and safety electronics) was mainly driven by high growth for inflatable curtains, knee airbags, steering wheels and safety electronics. The growth was partially offset by lower sales for frontal airbags, particularly passenger airbags.

The slight growth in seatbelt products was a result of strong sales growth in North America offset by model transitions and declining volumes for certain models throughout Asia. The trend of higher sales for more advanced and higher value added seatbelt systems continued globally.

All areas of active safety products (automotive radars, night vision systems and cameras with driver assist systems), particularly vision and radar products showed solid growth. Radar products sold to Mercedes, Acura and Chrysler, vision products sold to BMW and night vision products sold to Mercedes were the main contributors to the growth.

Sales by Region

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2014

(Dollars in millions)

Change vs. same quarter last year

	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	3.8	$12.9	3.8	$6.5	(2.1)	$(4.2)	9.5	$67.4	2.3	$15.6	4.6	$98.2
Effect of exchange rates	(0.6)	(1.9)	(5.0)	(8.5)	5.2	10.4	(0.4)	(2.5)	(1.0)	(6.7)	(0.4)	(9.2)
Acquisitions/divestitures	—	—	—	—	—	—	—	—	—	—	—	—

Reported net sales change	3.2	$11.0	(1.2)	$(2.0)	3.1	$6.2	9.1	$64.9	1.3	$8.9	4.2	$89.0

The organic sales growth (non-U.S. GAAP measure, see reconciliation table above) of close to 5% in the quarter was mainly a result of strong growth in North America, primarily from Japanese OEM’s.

Autoliv’s sales in Asia in the quarter were $732 million. The Company divides its Asian sales into three parts: China, Japan and the Rest of Asia.

Sales from Autoliv’s companies in China grew organically (non-U.S. GAAP measure, see reconciliation table above) by close to 4% in the quarter. The growth was mainly driven by models from Haima, Baojun, Peugeot/Citroën and VW. This growth was mitigated by an unfavorable vehicle mix with both Chinese and international manufacturers.

Organic sales (non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in Japan increased by close to 4% in the quarter. The increase was primarily driven by sales increases for Mazda’s CX-5 and the recently launched Honda Vezel and Toyota Noah/Voxy. The Nissan/Mitsubishi co-developed Dayz Roox also contributed. The move of production outside of Japan of Nissan’s Rogue and lower sales for Honda’s CR-V partly mitigated the growth.

Organic sales (non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in the Rest of Asia (RoA) declined by around 2% in the quarter. The decline was due to lower sales in South Korea and Thailand. In South Korea the decline was driven by lower sales for export models from Chevrolet, exiting the European market, as well as strikes in the country affecting Hyundai and Kia production. Sales in Thailand were negatively affected by lower sales for Chevrolet’s Colorado as well as Mitsubishi’s Mirage. This was partly offset by increased sales for models from Toyota and Isuzu.

For Autoliv’s companies in the Americas the sales development was mixed for the quarter. In North America, organic sales grew by double digits driven by ramp ups of several recent launches such as Chrysler’s Jeep Cherokee, Nissan’s Rogue, Hyundai’s Sonata and Toyota’s new Highlander. The growth was partly mitigated by the phase out of the current Ford F-Series. In South America, organic sales declined as a result of the sharp drop in LVP.

The organic sales growth (non-U.S. GAAP measure, see reconciliation table above) of more than 2% from Autoliv’s companies in Europe in the quarter was driven by the ramp up of Mercedes’ C-, S-Class and GLA models which include collision prevention assist (CPA) and advanced seatbelts. High sales for VW’s Golf also contributed. The model transition of the Mini partly offset the growth as Autoliv has lower content on the new version.

Earnings

(Dollars in millions, except per share data)	Three months ended September 30, 2014	Three months ended September 30, 2013	Change
Net Sales	$2,208.0	$2,119.0	4.2%

Gross profit	$426.4	$404.9	5.3%
% of sales	19.3%	19.1%	0.2pp

S,G&A	$(101.0)	$(93.8)	7.7%
% of sales	(4.6)%	(4.4)%	(0.2)pp

R,D&E net	$(135.7)	$(120.2)	12.9%
% of sales	(6.1)%	(5.7)%	(0.4)pp

Operating income	$174.8	$182.3	(4.1)%
% of sales	7.9%	8.6%	(0.7)pp
Income before taxes	$156.5	$176.6	(11.4)%
Tax rate	31.9%	29.3%	2.6pp
Net income	$106.7	$124.9	(14.6)%
Net income attributable to controlling interest	$106.5	$123.9	(14.0)%
Earnings per share1)	$1.16	$1.29	(10.1)%

1) Assuming dilution and net of treasury shares.

For the third quarter 2014, gross profit was $22 million higher than in the same quarter 2013 mainly due to the higher sales and improved gross margin. The gross margin improved by 0.2pp to 19.3%, from 19.1% in the same quarter 2013, mainly from favorable currency effects, raw material savings, and from year over year improvements in the European operations.

Operating income decreased by $8 million to $175 million, or 7.9% of sales, mainly due to $16 million higher, Research, Development and Engineering (R, D&E) net, which was mainly coming from active safety.

Selling, General and Administrative (S,G&A) expenses increased by $7 million, mainly a result of higher professional services fees in the quarter.

Costs of $10 million related to capacity alignments and $2 million related to antitrust matters reduced operating margin by 0.6pp in the third quarter, compared to 0.2pp in the same quarter 2013.

Income before taxes decreased by $20 million due to lower operating income and higher interest expense. Income attributable to controlling interest was $107 million, a decrease of $17 million from the third quarter of 2013. The effective tax rate was 31.9% compared to 29.3% in the same quarter of 2013. The tax rate in the quarter increased by 1.0pp primarily due to an unfavorable country mix. This was partially offset by a 0.2pp decrease due to favorable discrete tax items, net. Last year, discrete tax items were negligible.

Earnings per share (EPS) assuming dilution was $1.16 compared to $1.29 for the same period one year ago. EPS assuming dilution was negatively affected by higher interest expense by 8 cents from the recent financing, capacity alignment and legal costs by 7 cents and higher tax rate by 4 cents. These negative effects were partly offset by a lower number of shares outstanding by 5 cents and higher operating profit of 3 cents.

The weighted average number of shares outstanding assuming dilution decreased to 91.9 million compared to 96.2 million in Q3 2013.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2013

Market overview

Light Vehicle Production Development

Year over year change
	China	Japan	RoA	Americas	Europe	Total
LVP1)	10.8%	5.1%	(3.0)%	0.2%	3.6%	3.9%

1) Source: IHS October 16, 2014.

For the first nine months of 2014, global LVP is estimated by IHS to have increased by close to 4% compared to the first nine months of 2013. This was in line with IHS’s expectation from the beginning of the year.

In China, which accounts for close to 16% of Autoliv’s sales, LVP grew by close to 11%, slightly less than the January 2014 estimate.

In Japan, which accounts for around 8% of Autoliv’s sales, LVP grew by more than 5%, 10pp higher than the January 2014 estimate.

In the RoA, which accounts for 10% of Autoliv’s sales, LVP declined by 3%, compared to an increase of close to 2% expected at the beginning of 2014.

In the Americas which makes up around one third of Autoliv’s sales, LVP was flat, a decrease of 4pp compared to IHS’s growth expectation at the beginning of the year. In North America, the increase was more than 5%, in line with the January 2014 estimate. In South America, the decrease was close to 18%, 17pp more than in the January 2014 estimate.

In Europe where Autoliv currently generates around one third of its sales, LVP grew by close to 4% which was 3pp better than IHS’s estimate in January. In Western Europe, LVP grew by 5%, 4pp better than estimated at the beginning of the year. In Eastern Europe, LVP increased by 1%, a slight improvement from the January 2014 estimate.

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

For the first nine months 2014 consolidated sales increased to $6,887 million from $6,452 million in 2013. Excluding currency effects, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was close to 7%. All regions of the Company showed organic sales growth (non-U.S. GAAP measure, see reconciliation table below) for the first nine months.

Sales by Product

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2014

(Dollars in millions)

First nine months January - September 2014
	Airbag Products		Seatbelt Products		Active Safety		Total
	%	$	%	$	%	$	%	$
Organic sales change	6.6	$273.3	2.5	$51.4	42.9	$104.7	6.7	$429.4
Effect of exchange rates	0.1	5.0	0.1	1.4	(0.2)	(0.5)	0.0	5.9
Acquisitions/divestitures	—	—	—	—	—	—	—	—

Reported net sales change	6.7	$278.3	2.6	$52.8	42.7	$104.2	6.7	$435.3

Sales of airbag products (including steering wheels and passive safety electronics) were favorably impacted by higher volumes of steering wheels, side airbags, knee airbags and safety electronics.

Sales of seatbelt products were particularly strong in China, Europe and North America. The growth was partly offset by unfavorable model transitions in Asia. The global trend towards more advanced and higher value-added seatbelt systems continued globally.

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

Sales by Region

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2014

(Dollars in millions)

First nine months January - September 2014
	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic sales change	11.7	$113.0	12.6	$63.3	0.2	$1.2	6.7	$146.8	4.9	$105.1	6.7	$429.4
Effect of exchange rates	0.3	3.3	(6.2)	(30.9)	2.5	15.8	(1.2)	(25.2)	2.0	42.9	0.0	5.9
Acquisitions/divestitures	—	—	—	—	—	—	—	—	—	—	—	—

Reported net sales change	12.0	$116.3	6.4	$32.4	2.7	$17.0	5.5	$121.6	6.9	$148.0	6.7	$435.3

For the first nine months 2014, sales in Asia (China, Japan, RoA) represent 33% of total sales, the Americas 34% and Europe 33%. Sales continue to be balanced across the regions. Growth in the first nine months was well distributed with China, Japan, North America and active safety as particularly strong growth areas.

Sales from Autoliv’s companies in China grew rapidly. Models from Ford, VW, Wuling and Haima particularly contributed to the growth.

Sales from Autoliv’s companies in Japan showed strong growth in the first nine months. This was based on higher than expected LVP particularly from models with high Autoliv content, as well as strong growth from a number of models, primarily from Nissan/Mitsubishi, Mazda and Toyota.

Sales from Autoliv’s companies in the RoA were essentially flat.

Sales from Autoliv’s companies in the Americas were positively impacted by the ramp up of key launches with high safety content, primarily from Nissan, Jeep, Toyota and Hyundai.

Sales from Autoliv’s companies in Europe were driven by sales to Mercedes through its continued roll out of CPA across most platforms as well as higher installation rates for blind spot radar. Models from Ford and Land Rover also contributed.

Earnings

(Dollars in millions, except per share data)	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Change
Net Sales	$6,886.8	$6,451.5	6.7%

Gross profit	$1,335.9	$1,249.7	6.9%
% of sales	19.4%	19.4%	0.0pp

S,G&A	$(308.1)	$(286.7)	7.5%
% of sales	(4.5)%	(4.4)%	(0.1)pp

R,D&E net	$(412.7)	$(379.7)	8.7%
% of sales	(6.0)%	(5.9)%	(0.1)pp

Operating income	$505.9	$558.7	(9.5)%
% of sales	7.3%	8.7%	(1.4)pp

Income before taxes	$463.7	$539.4	(14.0)%

Tax rate	30.8%	27.8%	3.0pp

Net income	$321.0	$389.4	(17.6)%

Net income attributable to controlling interest	$319.6	$386.1	(17.2)%

Earnings per share1)	$3.43	$4.02	(14.7)%

1) Assuming dilution and net of treasury shares.

Gross profit for the first nine months 2014 increased by $86 million, primarily as a result of the higher sales. Gross margin was unchanged compared to the same period 2013.

Operating income decreased by $53 million to $506 million and the operating margin by 1.4pp to 7.3%. This decline in the operating margin was mainly due to the settlements of antitrust related class actions in the United States. Research, Development and Engineering (R, D&E) net, was $33 million higher due to costs for growth and high engineering costs in active safety.

Costs related to the capacity alignment program were $26 million and costs related to antitrust matters (including settlements of class actions) were $74 million compared to $8 million and $6 million respectively for the same period one year ago.

Income before taxes decreased by $76 million to $464 million, $23 million more than the decrease in operating income, mainly due to higher interest expense from the recent financing. Net income attributable to controlling interest amounted to $320 million compared to $386 million for the first nine months in 2013. Income tax expense was $143 million compared to $150 million in 2013. The effective tax rate was 30.8% compared to 27.8% for the same nine month period last year. Discrete tax items, net, increased the tax rate in 2014 by 0.4pp, compared to 2013 when discrete tax items, net decreased the tax rate by 0.5pp. The tax rate in 2014 has been negatively impacted by an unfavorable country mix compared to 2013.

EPS amounted to $3.43 assuming dilution compared to $4.02 for 2013. EPS assuming dilution was negatively affected by capacity alignments and legal costs by 60 cents, higher interest expense by 16 cents and higher tax rate by 14 cents. These negative effects were mainly offset by higher operational income by 26 cents and lower amount of shares outstanding by 10 cents.

The weighted average number of shares outstanding assuming dilution decreased to 93.2 million compared to 95.9 million for the full year 2013.

LIQUIDITY AND SOURCES OF CAPITAL

During the third quarter of 2014, cash flow from operations amounted to $212 million compared to $206 million in the same quarter of 2013. This was the best operating cash flow for a third quarter ever. During the third quarter of 2014, cash flow from operations less net cash used in investing activities was $94 million compared to $112 million during the same quarter of 2013.

Operations in the first nine months of 2014 generated $483 million in cash and $156 million from operations less net cash used in investing activities compared to $539 million and $270 million, respectively, for the same period of 2013. The decrease was mainly due to the payments of $70 million for the settlement of the U.S. antitrust class actions in the second quarter of 2014 and $58 million in higher capital investments.

Capital expenditures, net of $118 million were $41 million more than depreciation and amortization expense in the third quarter of 2014, and $25 million more than capital expenditures during the third quarter of 2013. Capital expenditures, net for the first nine months of 2014 amounted to $326 million and depreciation and amortization totaled $228 million compared to $267 million and $211 million, respectively, for the same period of 2013.

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

Reconciliation of “Operating working capital” to U.S. GAAP financial measure

(Dollars in millions)

	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013

Total current assets	$4,489.8	$4,851.5	$3,700.4	$3,708.9
Total current liabilities	(2,325.0)	(2,447.7)	(2,428.5)	(2,168.0)

Working capital	2,164.8	2,403.8	1,271.9	1,540.9
Cash and cash equivalents	(1,846.7)	(2,060.2)	(1,118.3)	(1,134.7)
Short-term debt	250.4	246.4	339.4	216.4
Derivative (asset) and liability, current	(0.9)	0.1	1.1	(0.2)
Dividends payable	49.3	50.1	49.1	47.9

Operating working capital	$616.9	$640.2	$543.2	$670.3

During the quarter, operating working capital (non-U.S. GAAP measure, see reconciliation table above) decreased to 6.7% of sales from 7.0% on June 30, 2014. The Company targets that working capital in relation to the last 12-month sales should not exceed 10%.

Account receivables increased in relation to sales to 72 days outstanding from 71 days on June 30, 2014, but decreased from 73 days outstanding on September 30, 2013. Days inventory outstanding increased to 33 days from 30 days on June 30, 2014, and from 31 days on September 30, 2013.

As part of efficiently managing the Company’s overall cost of funds, Autoliv routinely enter into “debt-related derivatives” (DRD) as part of its debt management. Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company’s debt. DRD are fair value adjustments to the carrying value of the underlying debt. Included in the DRD is also the unamortized fair value adjustment related to a discontinued fair value hedge which will be amortized over the remaining life of the debt. By adjusting for DRD, the total financial liability of net (cash) debt is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of “Net (cash) debt” to U.S. GAAP financial measure

(Dollars in millions)

	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013

Short-term debt	$250.4	$246.4	$339.4	$216.4
Long-term debt	1,520.5	1,528.3	279.1	423.5

Total debt	1,770.9	1,774.7	618.5	639.9
Cash and cash equivalents	(1,846.7)	(2,060.2)	(1,118.3)	(1,134.7)
Debt-related derivatives	(10.6)	(10.5)	(11.5)	(13.5)

Net (cash) debt	$(86.4)	$(296.0)	$(511.3)	(508.3)

The Company’s net cash position (non-U.S. GAAP measure, see reconciliation table above) decreased by $210 million during the quarter to $86 million at September 30, 2014. This was mainly due to the Company’s repurchase of its common shares amounting to $239 million and a quarterly dividend payment that reduced net cash by $49 million. Gross interest-bearing debt decreased by $4 million to $1,771 million. Autoliv’s net cash (non-U.S. GAAP measure, see reconciliation table above) position decreased by $425 million during the first nine months 2014, to $86 million due to the common share repurchases of $430 million, dividends totaling $147 million and the payment of $70 million for the settlement of antitrust related class actions in the U.S. The decrease was partly offset by strong cash flow particularly in the first and third quarter.

The non-U.S. GAAP measure net (cash) debt is also used in the non- U.S. GAAP measure “Leverage ratio”. Management uses this measure to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. For details on leverage ratio, refer to the table below.

Calculation of “Leverage ratio”

(Dollars in millions)

	September 30, 2014	December 31, 2013

Net (cash) debt1)	$(86.4)	$(511.3)
Pension liabilities	148.0	147.3
Debt (cash) per the Policy	$61.6	$(364.0)

Income before income taxes 2)	$658.3	$734.0
Plus: Interest expense, net 2),3)	48.3	28.9
Depreciation and amortization of intangibles 2),4)	303.4	286.0

EBITDA per the Policy	$1,010.0	$1,048.9

Leverage ratio 5)	0.1	n/a

1) Net (cash) debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.

2) Latest 12-months.

3) Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.

4) Including impairment write-offs, if any.

5) Leverage ratio is not applicable in December 2013 due to net cash position.

Autoliv’s policy is to maintain a financial leverage commensurate with a strong investment grade credit rating. Our long-term target is an operating financial leverage ratio (non-U.S. GAAP measure, see reconciliation table above) of around 1x within a range of 0.5x to 1.5x. As of September 30, the Company had a leverage ratio of 0.1x. Leverage ratio is measured as net (cash) debt adjusted for pension liabilities in relation to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization).

During the quarter, total equity decreased by $268 million to $3,676 million due to $239 million from the repurchased shares, $50 million for dividends, including dividends paid to non-controlling interest and negative currency effects of $90 million. These negative effects were partially offset by $107 million from net income and $3 million from common stock incentives. Total parent shareholders’ equity was $3,660 million corresponding to $40.45 per share. Total equity decreased by $325 million during the first nine months 2014, due to $430 million from the repurchase of shares of, $152 million from dividends, including dividends paid to non-controlling interest and $92 million from negative currency effects. These unfavorable effects were partially offset by net income of $321 million and common stock incentives of $27 million.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Headcount

	September 30, 2014	June 30, 2014	December 31, 2013
Headcount	59,023	58,810	56,475
Whereof:
Direct workers in manufacturing	72%	72%	72%
Low Cost Countries	73%	72%	72%
Temporary personnel	16%	17%	17%

Compared to the previous quarter total headcount (permanent employees and temporary personnel) increased by more than 200 people. In low cost countries headcount increased by approximately 500 people while the headcount in high cost countries decreased by close to 300 people.

Outlook

Based on our customer call-offs we expect organic sales for the fourth quarter of 2014 to grow by around 2% compared to the same quarter of 2013. Currency translations are expected to have a 3% negative effect, resulting in a consolidated sales decline of around 1%. The adjusted operating margin, excluding costs for capacity alignments and antitrust matters, is expected to be around 9.5%.

The expectation for the full year is now for organic sales growth of around 5.5%. The expectation for the operating margin is unchanged at around 9%, excluding costs for capacity alignments and antitrust matters. Consolidated sales are expected to grow by around 4.5% as effects from currency translations are expected to be negative by about 1%.

Our capacity alignment program continues, and we expect the costs for the program to be more than $40 million for the full year 2014.

The projected effective tax rate for the full year 2014 is currently expected to be around 30%, excluding any discrete items, and is subject to change due to any other discrete or nonrecurring events that may occur.

Operational cash flow is expected to remain strong and to be at least $0.7 billion excluding any discrete items. Capital expenditures in support of our growth strategy are expected to be at the high end of the previously communicated range of 4.5% to 5.0% of sales.

OTHER RECENT EVENTS

Launches in the 3rd quarter 2014

Mercedes’ new GT - Steering wheel with driver airbag, side airbags, battery cable cutters, active seatbelts with pretensioners and radar system.

KIA’s new Sorento - Driver airbag, passenger airbag, inflatable curtains, side airbags, safety electronics and seatbelts with pretensioners.

Land Rover’s Discovery Sport - Passenger airbag, inflatable curtains, side airbags, knee airbag, seatbelts with pretensioners and pedestrian airbag.

VW’s new Passat - Steering wheel with driver airbag, passenger airbag, side airbags and active seatbelts with pretensioners.

Acura’s new TLX - Steering wheel with driver airbag, passenger airbag, knee airbags, inflatable curtains, side airbags and radar system.

Toyota’s new Sienna - Inflatable curtains and side airbags.

Nissan’s new Pulsar - Inflatable curtains, side airbags, seatbelts with pretensioners and safety electronics.

BMW’s new 2-Series Active Tourer - Knee airbag, seatbelts with pretensioners and vision system.

Dodge’s new Challenger - Steering wheel with driver airbag, seatbelts with pretensioners and radar system.

Other Events

•	During the third quarter of 2014, the Company repurchased a total of 2,324,373 of its own shares at an average price of $102.48 per share totaling $238 million.

•	On August 13, Autoliv announced a new operating structure in order to more effectively manage its business operations. The new operating structure will be introduced in phases and will, when finalized, create two reportable business segments: passive safety and electronics. As a result of the changes to Autoliv’s operating structure, beginning in January 2015, Autoliv will have two operating segments and two reportable segments for financial reporting purposes. Commencing with Autoliv’s quarterly report on Form 10-Q for the period ending March 31, 2015, the Company will report its results under two segments – passive safety and electronics.

•	On August 21, Autoliv participated in the inauguration of the world’s first fully equipped full-scale test track for traffic safety. The test site named AstaZero is located outside Borås, Sweden. Autoliv has partnered with AB Volvo, Volvo Car Corporation, Scania, as well as several Swedish institutions to create AstaZero. AstaZero is short for Active Safety Test Area Zero, where “zero” is the Swedish government’s stated vision of zero traffic fatalities.

Dividend

On August 4, the Company declared a quarterly dividend to shareholders of 54 cents per share for the fourth quarter 2014.

This dividend will be payable on Thursday, December 4, 2014 to Autoliv shareholders of record on the close of business on Wednesday, November 19, 2014.

On October 10, Autoliv communicated that in line with the new T+2 settlement standard on NASDAQ OMX Nordic, Autoliv’s Swedish Depository Receipts (ALIV SDB) listed on the OMX Nordic Exchange in Stockholm will have a new ex-date.

The new settlement standard of the NASDAQ OMX Nordic only impacts the ex-date of the SDRs and will not affect the ex-date of the common stock.

For the fourth quarter dividend the new ex-date, when the SDR shares will trade without the right to the dividend, will be Tuesday, November 18. The previously communicated ex-date for the SDRs was November 17.

The ex-date when the common stock will trade without the right to the dividend will be Monday, November 17, 2014.

Next Report

Autoliv intends to publish the quarterly earnings report for the fourth quarter 2014 on Thursday, January 29, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2014, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

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

Other than as subsequently discussed, as of September 30, 2014, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 21, 2014.

Our indebtedness may harm our financial condition and results of operations

As of September 30, 2014, we have outstanding debt of $1.77 billion, including $290 million in privately placed debt issued in 2007 and $1.25 billion in privately placed debt issued in April 2014. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	a portion of our cash flows from operations will be dedicated to the payment of any interest or could be used for amortization required with respect to outstanding indebtedness;

•	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•	depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and

•	potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to Common Stock purchases by the Company during the fiscal third quarter of 2014.

	Nasdaq OMX Stockholm (“OMX”)		New York Stock Exchange (“NYSE”)		OMX and NYSE
Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (USD)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2014	263,869	102.7638	413,000	102.4298	676,869	102.5600	8,934,095

August 1-31, 2014	507,848	101.9057	822,100	102.0173	1,329,948	101.9747	7,604,147

September 1-30, 2014	154,556	104.1327	163,000	104.6700	317,556	104.4085	7,286,591

Total	926,273	102.5217	1,398,100	102.4484	2,324,373	102.4776	7,286,591

(1) During the fourth quarter of 2013, the Company reactivated its stock repurchase program that was first approved by the board of directors of the Company on May 9, 2000. The Company is authorized to purchase up to 47.5 million shares of stock under the stock repurchase program. The share repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date May 14, 1997).

3.2	Certificate of Amendment to Autoliv’s Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-12933, filing date May 6, 2014).

3.3	Autoliv’s Second Restated By-Laws, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-12933, filing date May 6, 2014).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv, Inc. and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

4.6	Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

10.1*	Form of Supplement to Employment Agreement for certain executive officers, dated August 13, 2014 and effective September 1, 2014.

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2014

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin

Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)