Form 10-K
period 2014-12-31
AUTOLIV INC
filed 2015-02-19
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. held by non-affiliates as of the last business day of the second fiscal quarter of 2014 amounted to $9,894 million.

Number of shares of Common Stock outstanding as of February 16, 2015: 88,701,893.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2014 (the “Annual Report”) are incorporated by reference into Parts I and II.

2. Portions of the definitive Proxy Statement for the annual stockholders’ meeting to be held May 5, 2015, to be dated on or around March 23, 2015 (the “2015 Proxy Statement”), are incorporated by reference into Part III.

AUTOLIV, INC.

PART I

Item 1. Business*

General

Autoliv, Inc. (“Autoliv”, the “Company” or “we”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. It was created from the merger of Autoliv AB and the automotive safety products business of Morton International, Inc., in 1997. The Company functions as a holding corporation and owns two principal subsidiaries, AAB and Autoliv ASP, Inc.

Autoliv is a leading developer, manufacturer and supplier to the automotive industry of automotive safety systems with a broad range of product offerings, including passive safety systems and active safety systems. Passive safety systems include modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, passive safety electronics, whiplash protection systems and child seats, including components for such systems. Active safety systems include automotive radars, night driving assist, camera-based vision systems, brake controls and other active safety systems.

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

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “will,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation, changes in light vehicle production, fluctuation in vehicle production schedules for which the Company is a supplier; market acceptance of our new products; changes in general industry market conditions or regional growth or declines; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives discussed herein and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in program awards and performance; the financial results of companies in which Autoliv has made technology investments or joint-venture arrangements; pricing negotiations with customers; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other postretirement benefits including higher funding requirements of our pension plans; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; possible adverse results of pending or future litigation or infringement claims; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate, dependence on key personnel; legislative or regulatory changes limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for the year ended December 31, 2014. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

Business

Autoliv is the world’s leading supplier of automotive safety systems, with a broad range of product offerings, including passive safety systems and active safety systems. Passive safety systems are primarily meant to improve vehicle safety, and include modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, passive safety electronics, whiplash protection systems and child seats, and components for such systems. Active safety systems are designed to make driving easier and more comfortable and to intervene before a collision in order to make accidents avoidable or reduce the impact. Active safety products include automotive radars, night driving assist, camera-based vision systems, brake controls and other active safety systems.

Including joint venture operations, Autoliv has approximately 80 production facilities in 27 countries and our customers include the world’s largest car manufacturers. Autoliv’s sales in 2014 were $9.2 billion, approximately 65% of which consisted of airbags and associated products, approximately 30% of which consisted of seatbelts and associated products, and approximately 5% of which consisted of active safety and associated products. Our geographical regions are Europe, the Americas, China, Japan and the Rest of Asia (ROA).

Autoliv’s head office is located in Stockholm, Sweden, where we currently employ 54 people. Autoliv had approximately 50,800 employees worldwide at December 31, 2014, and a total headcount, including temporary personnel, of approximately 60,000.

The information required by Item 1 regarding developments in the Company’s business during 2014 is contained in the Annual Report on pages 28-31 and 39-43 and is incorporated herein by reference. The Annual Report is available on Autoliv’s website, www.autoliv.com and is filed as Exhibit 13 to this Form 10-K.

Financial Information on Segments

Autoliv considers its products to be components of integrated automotive safety systems, which fall within a single industry segment. Autoliv had two main operating segments throughout 2014: (i) Passive Safety products (airbags, seatbelts, steering wheels, restraint electronics, crash sensors) and (ii) Active Safety products (camera-based vision systems, night driving assist, automotive radars, brake controls and other active safety systems). For financial reporting purposes these two operating segments have been combined into a single reportable segment in accordance with the provisions of Accounting Standards Codification (ASC) 280 Segment Reporting. The financial data relating to Autoliv’s business in this segment over the last three fiscal years is contained in the Consolidated Financial Statements on pages 56 through 59 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group and region for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements on page 80 of the Annual Report and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the sections “Active Safety for Prevention and Assistance”, “Passive Safety for Protection” and “Innovations to Save Lives” on pages 14-21 and “Our Market and Competitors” on pages 28 and 29, and in the Management Discussion and Analysis sections “Dependence on Customers”, “New Competition” and “Patents and Proprietary Technology” on pages 52 and 53 of the Annual Report and is incorporated herein by reference.

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 80 production facilities located in 27 countries, consisting of both component factories and assembly factories. See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, gas generants, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly, steering wheels and our active safety, vision and night vision systems and our other safety electronic systems. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. These factories also assemble our active safety, vision and night vision systems. The products manufactured by Autoliv’s consolidated subsidiaries in 2014 consisted of approximately 143 million complete seatbelt systems (of which approximately 62 million were fitted with pretensioners), approximately 84 million side-impact airbags (including curtain airbags), approximately 46 million frontal airbag modules, approximately 16 million steering wheels, approximately 17 million electronic units (airbag control), and approximately 5 million active safety units.

Autoliv’s “just-in-time” delivery systems have been designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. “just-in-time” deliveries require final assembly, or at least, distribution centers in geographic areas close to customers to facilitate rapid delivery. The fact that the major automobile manufacturers are continually expanding production activities into more countries and require the same or similar safety systems as those produced in Europe, Japan or the U.S. increases the importance to suppliers of having assembly capacity in several countries. Consolidation among our customers also supports this trend.

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

When dramatic shifts in light vehicle production occur or when there is a shift in the regional light vehicle production, the capacity adjustments can take more time and be more costly. Additionally, when there is a significant demand for a given product due to a major recall of a competitor’s product, such as our customers are experiencing now, capacity adjustments may take time.

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production. For more information, see Item 1A – Risk Factors.

Quality Management

Autoliv believes that superior quality is a prerequisite to it being considered a leading global supplier of automotive safety systems and is key to its financial performance, because quality excellence is critical for winning new orders, preventing recalls and maintaining low scrap rates. Autoliv has for many years emphasized a “zero-defect” proactive quality policy and continues to strive to improve its working methods. This means both that Autoliv’s products must always meet performance expectations, and that Autoliv’s products must be delivered to its customers at the right times and in the right amounts. Furthermore, our continued quality improvements further enhance our image among customers, employees and authorities.

Although quality has always been paramount in the automotive industry, especially for safety products, vehicle manufacturers have become increasingly quality focused with even less tolerance for any deviations. This intensified quality focus is partially due to an increase in the number of vehicle recalls for a variety of reasons (not just safety), including a few high-profile vehicle recalls. This trend is likely to continue as vehicle manufacturers introduce even stricter quality requirements. We have not been immune to the recalls that have been impacting the entire automobile industry.

In response to this trend and to improve our own quality, we launched in the summer of 2010 the next step in our strategy of shaping a proactive quality culture of zero defects. It is called “Q5” because it addresses quality in five dimensions: products, customers, growth, behavior and suppliers. The goal of Q5 is to firmly tie together quality with value within all of our processes and for all of our employees, thereby leading to the best value for our customers. Since 2010, we have continually expanded this quality initiative to provide additional skills training to more employees and suppliers. These activities have made a significant contribution to the improvement in non-conforming events.

In our pursuit of excellence, we have developed a chain of four “defense lines” against quality issues. These defense lines consist of: 1) robust product designs, 2) flawless components from suppliers and our own in-house component companies, 3) manufacturing flawless products with a system for verifying that our products conform with specifications and 4) an advanced traceability system in the event of a recall.

Our pursuit of excellence extends from the earliest phases of product development to the proper disposal of a product following many years of use in a vehicle. Autoliv’s comprehensive Autoliv Product Development System (“APDS”) process includes several key check points during the development of new products that are designed to ensure that new products are well-built and have no hidden defects. Through this process, we work closely with our suppliers to set clear standards that help to ensure robust component design and lowest cost for function in order to proactively prevent problems and ensure we deliver only the best designs to the market.

The Autoliv Production System (“APS”), based on the goals of improving quality and efficiency, is at the core of Autoliv’s manufacturing philosophy. APS integrates essential quality elements, such as mistake proofing, statistical process control and operator involvement, into the manufacturing processes so all Autoliv associates are aware of and understand the critical connection between themselves and our lifesaving products. This “zero-defect” principle extends beyond Autoliv to the entire supplier base. All of our suppliers must accept the strict quality standards in the global Autoliv Supplier Manual, which defines our quality requirements and focuses on preventing bad parts from being produced by our suppliers and helps eliminate bad intermediate products in our assembly lines as early as possible. In addition, Autoliv’s One Product One Process (“1P1P”) initiative is its strategy for developing and managing standardization of both core products and customer-specific features, leading not only to improved quality, but also greater cost efficiency and more efficient management of the supply chain.

Autoliv continues to execute its plan to have all subsidiaries certified to ISO/TS 16949, a global automotive quality management standard.

Additional information on quality management is included in the section “Quality” on pages 10 and 11 of the Annual Report and is incorporated herein by reference.

Environmental and Safety Regulations

For information on how environmental and safety regulations impact our business, see “Risk Factors – Our business may be adversely affected by environmental and safety regulations or concerns” in Item 1A and “Environmental” and “Regulations” under the section “Risks and Risk Management” on page 52 of the Annual Report, which is incorporated herein by reference.

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

Dependence on Customers

For information on our dependence on customers, see “Risk Factors - Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices” in Item 1A and “Dependence on Customers” under the section “Risks and Risk Management” on page 52 of the Annual Report which is incorporated herein by reference.

Research, Development and Engineering

Expenses incurred for research, development and engineering activities, net were $536 million, $489 million and $455 million for the years ended December 31, 2014, 2013 and 2012, respectively. Additional information on research, development and engineering is included in the sections titled “Innovations to Save Lives” on page 14, and “Patents and Proprietary Technology” on page 53 of the Annual Report and is incorporated herein by reference.

Regulatory Costs

The fitting of seatbelts in most types of motor vehicles is mandatory in almost all countries and many countries have strict laws regarding the use of seatbelts while in vehicles. In addition, most developed countries require that seats in intercity buses and commercial vehicles be fitted with seatbelts. In the U.S., federal legislation requires frontal airbags, both on the driver-side and the passenger-side, in all new passenger cars and in all new light vehicles, which are defined as unloaded vehicle weight of 5,500 pounds or less.

For information concerning the material effects on our business relating to our compliance with government safety regulations, see “Risk Factors - Our business may be adversely affected by environmental, occupational health and safety or other governmental regulations” in Item 1A and “Regulations” under the section “Risks and Risk Management” on page 52 of the Annual Report, which is incorporated herein by reference.

Autoliv Personnel

As of December 31, 2014, Autoliv and its subsidiaries had approximately 50,800 employees and approximately 9,200 temporary personnel. Autoliv considers its relationship with its personnel to be good and while there have been a small number of minor labor disputes there has been no significant or lasting impact to the employee relationship, customer perception or business results.

Important unions to which some of Autoliv’s employees belong in Europe include: IG Metall in Germany; Unite the union in the United Kingdom; Confédération Générale des Travailleurs, Confédération Française Démocratique du Travail, Confédération Française de l’Encadrement et des cadres, Force Ouvrière and Confédération Française des travailleurs Chrétiens in France; Federacion Minerometalurgica, Union General de Trabajadores, Union Sindical Obrera, Comisiones Obereras and Confederacion General de Trabajadores in Spain; and Swedish Metal Workers Union and the Swedish Association of Graduated Engineers in Sweden.

In addition, Autoliv’s employees in other regions are represented by the following unions: Unifor and the International Association of Machinists and Aerospace Workers (IAM) in Canada; Sindicato Nacional de Trabajadores de la Industria Metalurgica y Similares,

Sindicato de Trabajadores de la Pequena y Mediana Industria and Sindicato de Jornaleros y Obreros Industiales de la Industria Maquiladora in Mexico; Sindicato dos Trabalhadores nas industrias Metalurgicas, Mecanicas e de Material eletrico e Eletronico, Siderurgicas, Automobilsticas e de Autopecas de Taubate in Brazil; and the Korean Metal Workers Union in Korea.

In many European countries, Canada, Mexico, Brazil and Korea wages, salaries and general working conditions are negotiated with local unions and/or are subject to centrally negotiated collective bargaining agreements. The terms of our various agreements with unions typically range between 1-3 years. Some subsidiaries in Europe, Canada, Brazil and Korea must negotiate with the applicable local unions important changes in operations, working and employment conditions. Twice a year, the Company’s management conducts a meeting with the European Work Council (EWC) to provide employee representatives with important information about the Company and a forum for the exchange of ideas and opinions.

In many Asia Pacific countries, the central or regional governments provide guidance each year for salary adjustments or statutory minimum wage for workers.

Autoliv’s employees may join associations in accordance with local legislation and rules, although the level of unionization varies significantly throughout our operations.

For more information concerning Autoliv’s personnel and restructuring initiatives, see “Price Erosion and Cost Challenges” and “Operational Initiatives” on page 40 and “Personnel” on pages 47 and 48 in the Management Discussion and Analysis of the Annual Report, which is incorporated herein by reference.

Financial Information on Geographic Areas

Financial information concerning Autoliv’s geographic areas is included in the sections “Superior Global Presence” and “Our Market and Competitors” on pages 26-29, “One Product One Process” on pages 12 and 13 and in Note 19 of the Notes to Consolidated Financial Statements on page 80 of the Annual Report, which is incorporated herein by reference. See also “Risk Factors – Our business is exposed to risks inherent in global operations” in Item 1A.

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

For information on how these joint ventures are accounted for, including the name and Autoliv’s percentage of ownership, see Note 7 of the Notes to Consolidated Financial Statements on page 68 of the Annual Report, which is incorporated herein by reference.

Available information

The public may read and copy any materials Autoliv files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. Additional information regarding the Company’s filings with the SEC is included in the sections “Readers Guide” and “Financial Information” on page 2 of the Annual Report and is incorporated herein by reference.

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

Change in consumer trends, political decisions affecting vehicle sales and growth in different markets could adversely affect our results in the future

The average global content of safety systems per light vehicle (airbags, seatbelts, steering wheels and related electronics, radar, night vision systems and cameras) remained relatively flat at around $300 during the period 2012-2014. However, vehicles produced in different markets may have various safety content values. For example, in Western Europe and North America many of the cars in the large-size segment have safety content values of more than $500 per vehicle while the average safety content of light vehicles in China and India was only approximately $220 and $60, respectively. Due to the fact that growth in global LVP is highly concentrated in markets such as China and India our operating results may suffer if the safety content per vehicle remains low in our growth markets. As safety content per vehicle is also an indicator of our sales development, should the current trends continue, the average value of safety systems per vehicle could decline.

We operate in highly competitive markets

The markets in which we operate are highly competitive. The market for occupant restraint systems continues to consolidate while the market for active safety has not yet consolidated. We compete with a number of other manufacturers that produce and sell similar products. Among other factors, our products compete on the basis of price, product quality, manufacturing and distribution capability, product design, product delivery and product service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than us. Some of our competitors may also have a “preferred status” as a result of special relationships with certain customers. Our active safety products may require significant resources to develop both hardware and software solutions. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may predict the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can, or adapt more quickly than we do to new technologies or evolving regulatory, industry or customer requirements. We may also encounter increased competition in the future from existing or new competitors. As a result, our products may not be able to compete successfully with their products. Should this happen, we will suffer material adverse effects on our business, results of operations and financial condition.

The competitive factors noted above are especially present in the field of active safety. This is a new and developing segment in the automotive industry and inherently includes a higher level of uncertainty than more mature markets. The number of competitors shows risk of increasing as mega-suppliers from outside the automotive industry, such as Microsoft and Google, consider the business opportunities presented by automated driving. The high development cost in active safety limits the number of technical solutions that can be pursued by most Tier 1 suppliers, leading to risk of exposure to a disruptive technology different than those being developed by the Company.

The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability

Although we have frame contracts with many of our customers, these frame contracts generally provide for the supply of a customer’s annual requirements for a particular model and assembly plant, rather than for the purchase of a specific quantity of products. Furthermore, these frame contracts are often subject to renewal/re-quotation at the customer’s option at periodic intervals, sometimes as frequent as on a year-to-year basis. Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or a particular vehicle brand for which we are a significant supplier could reduce our sales and harm our profitability. Although our sales are split over several hundred contracts covering approximately 1,400 vehicle platforms or vehicle models, a significant decline in overall demand for such vehicles, or a dramatic change in vehicle preferences, could have a material adverse effect on our sales.

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

When we cease timely deliveries, we have to absorb our own costs for identifying and resolving the ultimate problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight.

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

Disruptions in our supply chain, whether caused by a volcano, earthquake, flooding, other natural disaster, or act of terrorism, could cause significant delays and complications to our ability to ship our products to customers, as well as receive shipments from our suppliers. Also, similar difficulties for other suppliers may force our customers to halt production, which may in turn impact our sales shipments to such customers. It is impossible for us to predict if and when disruptions of air, ground and sea transport will occur again and, if so, what impact such disruptions will have. Any such disruptions could severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time and/or to absorb very significant costs to avoid disruption of our customers’ operations.

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Strong worldwide demand for certain raw materials has had a significant impact on raw material prices and short-term availability in recent years. Increases in the price of the raw materials and components in our products could materially increase our operating costs and materially and adversely affect our profit margin, as direct material costs amounted to approximately 54% of our net sales in 2014, of which approximately half is the raw material cost portion.

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

Additionally, there will be costs associated with complying with the SEC disclosure requirements regarding conflict minerals, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. These rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Adverse developments affecting one or more of our major suppliers could harm our profitability

Any significant disruption in our supplier relationships, particularly relationships with single-source suppliers, could harm our profitability. Furthermore, some of our suppliers may not be able to sufficiently manage the currency commodity cost volatility and/or sharply changing volumes while still performing as we expect. For example, large recall or field actions from OEMs can stress the capacity of our supply chain and may inhibit our ability to timely deliver order volumes. Over time, more of our suppliers are located in growth markets. As such, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we try to make contingency plans for such risks.

Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices

We are dependent on a relatively few number of automobile manufacturers with strong purchasing power, as a result of high market concentration that has developed due to customer consolidation during the last few decades. Our five largest customers represented 52% of our consolidated sales for 2014. Our largest contract accounted for approximately 3.7% of our total fiscal 2014 sales and expires in 2019. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of all of the business from any of our primary customers (whether by cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations and financial position. Customers may put us on a “new business hold” which would limit our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that are required to be met prior to being eligible to bid for new business. Meeting any such conditions within the prescribed timeframe may require additional Company resources. A failure to satisfy such remedial conditions may have a materially adverse impact on our financial results in the long term.

There is a risk that one or more of our major customers could be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a major customer would enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely that we will be forced to record a substantial loss.

Information concerning our major customers is included in the Annual Report in a graph and in the section headed “Our Customers” on page 30 and in Note 19 of the Consolidated Financial Statements on page 80 of the Annual Report.

We are involved from time to time in legal proceedings and our business may suffer as a result of adverse outcomes of current or future legal proceedings

We are, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, shareholder litigation, government investigations, class action lawsuits, personal injury claims, and environmental issues, antitrust, customs and VAT disputes, employment and tax issues. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. The possibility exists that claims may be asserted against us and their magnitude may remain unknown for long periods of time. A substantial legal liability or adverse regulatory outcome and the substantial cost to defend the litigation or regulatory proceedings may have an adverse effect on our business, operating results, financial condition, cash flows and reputation. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position or that reserves or insurance will mitigate such impact.

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

We may be subject to litigation in the U.S. or elsewhere that could negatively impact our business

The Company may be subject to litigation in the future, including claims relating to antitrust or other issues. These types of lawsuits could require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash-flows or financial results, and our insurance may not mitigate such impact.

We are subject to civil antitrust litigation in the U.S. and Canada following the DOJ settlement and may be subject to additional civil antitrust litigation in the U.S. or elsewhere that could negatively impact our business

Following the Company’s guilty plea as part of the DOJ settlement, the Company and its competitors were sued in multiple purported class action lawsuits in the U.S. and Canada alleging violations of antitrust and related laws and seeking to recover treble damages for the alleged classes of direct purchasers, auto dealers and vehicle purchasers/lessees. The Company, without admitting any liability, entered into separate settlement agreements with representatives of each of the three classes of plaintiffs. The direct purchaser settlement has been approved by the court while the other settlement agreements await court approval. The Company is in discussions with certain OEMs regarding the possible resolution of potential claims for purchases not covered by the U.S. direct purchaser settlement. The outcome of these discussions is uncertain and any potential loss contingencies resulting from these discussions with these OEMs, individually or in the aggregate are not at this time reasonably estimable but could negatively impact the Company’s results in the period in which they are resolved or become estimable. The Company may also be subject to additional civil antitrust lawsuits in the future in the U.S., Canada or in other countries that permit such civil claims, including lawsuits or other actions by our customers. These types of lawsuits require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash-flows or financial results, and our insurance may not mitigate such impact.

We are, and have been, subject to investigations by other competition authorities and may be subject to investigations by additional competition authorities that could negatively impact our business

Competition authorities in Canada, South Korea and South Africa have previously initiated investigations of certain suppliers to the automotive vehicle industry, including Autoliv. Competition authorities in additional countries, including Japan, may initiate similar investigations. These types of investigations require significant management time and attention, as the EC and DOJ investigations already have. These investigations could also result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial results, and our insurance may not mitigate such impact.

We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us or our customers

We face an inherent business risk of exposure to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Increasing regulation and reporting requirements regarding potentially defective products, particularly in the United States, may increase the possibility that we become involved in product liability or recall investigations or claims. Although we carry product liability and product recall insurance at levels that management believes to be sufficient to cover our risk, such insurance may not always be available in appropriate amounts or in all markets. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to process and defend these claims.

Product recalls in our industry, even if they do not involve our products, can harm the reputations of our customers, competitors, and us, particularly if those recalls cause consumers to question the safety or reliability of products similar to those we produce.

In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall involving such products. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers, and the performance and remedial requirements vary between jurisdictions. Due to recent recall activity in the automotive industry, some vehicle manufactures have become even more sensitive to product recall risks. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product-liability claims. In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis; any one or more quality, warranty or other recall issue(s) (including issues affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures which may have a severe impact on our operations, such as a global temporary or prolonged suspension of new orders. In addition, as our products more frequently use global designs and are based on or utilize the same or similar parts, components or solutions, there is a risk that the number of vehicles affected globally by a failure or defect will increase significantly and hence also our costs. A warranty, recall or product-liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, the final amounts determined to be due related to these matters could differ materially from our recorded warranty estimates and our financial results may be materially impacted as a result.

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

Similarly, we are committed to safeguarding our employees as well as our production facilities by employing several policies, standards and procedures related to site risk management. We cannot be certain that our efforts to protect against potential natural hazards and political events throughout the areas and countries where Autoliv is active will be successful in protecting our employees. If we fail to adequately protect against these hazards, it could have a material adverse effect on our business.

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

A prolonged recession and/or another downturn in our industry could result in external financing not being available to us or available only on materially different terms than what has historically been available

Our current credit rating could be lowered as a result of us experiencing significant negative cash flows or a dire financial outlook. This may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our principal credit facility expires in 2018. These risks are exacerbated by the current instability in the global credit markets and global economic pressure. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our Revolving Credit Facility syndicate were to default. If external financing is unavailable to us when necessary, we may have insufficient funds to continue our operations.

Information concerning our credit facilities and other financings are included in the Annual Report on page 48 in the section headed “Treasury Activities” and in Note 12 to the Consolidated Financial Statements on pages 70 and 71 of the Annual Report.

Our indebtedness may harm our financial condition and results of operations

As of December 31, 2014, we have outstanding debt of $1.60 billion, including $165 million in privately placed debt issued in 2007 and $1.25 billion in privately placed debt issued in April 2014. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We periodically review the carrying value of our assets for possible impairment; the value of one or more of our assets may not be realized if one or more of our customers cease production or decrease their production volumes and we could be required to write down amounts of certain assets and record impairment charges

If one or more of our customers’ plants cease production or decrease their production volumes, the assets we carry related to our plants serving such customers may decrease in value because we may no longer be able to utilize or realize them as intended. Where such decreases are significant, such impairments may have a materially adverse impact on our financial results.

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

We face risks related to our defined benefit pension plans or employee benefit plans, including the need for additional funding as well as higher costs and liabilities

Our defined benefit pension plans or employee benefit plans may require additional funding or give rise to higher related costs and liabilities which, in some circumstances, could reach material amounts and negatively affect our results of operations. We are required to make certain year-end assumptions regarding our pension plans. Our pension obligations are dependent on several factors, including factors outside our control such as changes in interest rates, the market performance of the diversified investments underlying the pension plans, actuarial data and adjustments and an increase in the minimum funding requirements or other regulatory changes governing the plans. Adverse equity market conditions and volatility in the credit market may have an unfavorable impact on the value of our pension assets and our future estimated pension liabilities. Internal factors such as an adjustment to the level of benefits provided under the plans may also lead to an increase in our pension liability. If these or other internal and external risks were to occur, alone or in combination, our required contributions to the plans and the costs and net liabilities associated with the plans could increase substantially and have a material effect on our business.

Information concerning our defined benefit and postretirement plans is included in Note 18 of the Consolidated Financial Statements on pages 76 through 79 of the Annual Report.

You should not anticipate or expect the payment of cash dividends on our common stock

Our dividend policy is subject to the discretion of our Board of Directors and depends upon a number of factors, including our earnings, financial condition, cash and capital needs and general economic or business conditions. Although we currently use dividends as a way to return value to our stockholders, in the past our Board of Directors suspended our quarterly dividend after determining that a suspension was necessary in light of the decline in global light vehicle production, the uncertainty surrounding the recession at the time and the inherent risk of customer defaults. While we have resumed the payment of dividends on our common stock, in the future, there can be no assurance that the Board of Directors will continue to declare dividends.

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

Increasing our manufacturing footprint in the growth markets and our business relationships with automotive manufacturers in these markets are particularly important elements of our strategy. As a result, our exposure to the risks described above may be greater in the future, and our exposure to risks associated with developing countries, such as the risk of political upheaval and reliability of local infrastructure, may increase. The likelihood of such occurrences and their potential impact on us vary from country to country and are unpredictable. In particular, the current situation in Russia, including ongoing sanctions and regional military and political instability may adversely impact our business and operations in that country. Economic sanctions imposed by the United States and some members of the European Union have targeted Russian companies and restricted trade and access to capital markets. In response, Russia announced its own trading sanctions against nations that implemented such sanctions. Due to these restrictions, it may become more difficult for some of our customers in the region to obtain financing or access U.S. currency and our customers’ ability to pay could be impacted, which could have a material adverse impact on our business and results. Moreover, the prevailing economic and political situation in Russia has led to significant devaluation of the Ruble.

We operate in the highly competitive automotive supply market in China and face competition from both international and smaller domestic manufacturers. As the size of the Chinese market increases, we anticipate that additional competitors, both international and domestic, may seek to enter the Chinese market resulting in increased competition. In addition, our business is sensitive to economic and market conditions that drive sales volume in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China decrease or do not continue to increase, our business, results of operations and financial condition could be materially adversely affected.

Additionally, growth markets, like China, have a tendency to demonstrate greater uncertainty and volatility as customer demand may be unpredictable and OEMs may not have sufficient experience in predicting customer demand, which can result in erratic production schedules which in turn may have a negative impact on our operating results.

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

Exchange rate risks

In addition, as a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Such risks and exposures include:

•	transaction exposure, which arises because the cost of a product originates in one currency and the product is sold in another currency;

•	revaluation effects, which arises from valuation of assets denominated in other currencies than the reporting currency of each unit;

•	translation exposure in the income statement, which arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars;

•	translation exposure in the balance sheet, which arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars; and

•	changes in the reported U.S. dollar amounts of cash flows.

For example, the financial crisis during 2008-2009 caused extreme and unprecedented volatility in foreign currency exchange rates. More recently, there has been significant volatility in certain currency pairs during 2012-2015, and particularly in the early part of 2015. Such fluctuations may occur again and may impact our financial results. We cannot predict when, or if, this volatility will cease or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies to achieve a natural hedge. However, a natural hedge cannot be achieved for all our currency flows therefore a net transaction exposure remains within the group. The net exposure can be significant and creates a transaction exposure risk for the Company. We have not engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future relating to foreign currency exchange rates. Additionally, our electronics business is particularly vulnerable to a strong U.S. dollar as raw materials and components are sourced in U.S. dollars while sales are also currently in other currencies, like the Euro. The Company does not hedge translation exposure.

Furthermore, growth markets are more likely to utilize foreign currency restrictions that govern the transfer of funds out of such countries.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. At present, we hold more than 6,600 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. Our patents expire on various dates during the period 2015 to 2034. We do not expect the expiration of any single patent to have a material adverse effect on our business, results of operations and financial condition. Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Also, any patents now owned by us may not afford protection against competitors that develop similar technology.

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

Our facilities in the United States are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), which regulates the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities and local residents. We are also subject to occupational safety regulations in other countries. Our failure to comply with government occupational safety regulations, including OSHA requirements, or general industry standards relating to employee health and safety, keep adequate records or monitor occupational exposure to regulated substances could expose us to liability, enforcement, and fines and penalties, and could have a material adverse effect on our operating results and financial position.

Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or injury to one of our employees could occur in one of our facilities. Any accident or injury to our employees that occurs as a result or could result in litigation, manufacturing delays, and harm to our reputation, which could negatively affect our business, financial condition or results of operations.

Although we have no known pending material environmental issues, we have made and will continue to make capital and other expenditures to comply with environmental requirements. To reduce our exposure to environmental risk, we implemented an environmental plan in 1996. According to the plan, we sought to certify according to ISO 14001, an international standard for environmental management systems, all of our plants and units. As of December 31, 2014, 92% of our facilities representing 99% of our consolidated sales have been certified according to ISO 14001 (most of our remaining plants are new facilities which have not been certified yet). However, we cannot assure you that we have been or will be at all times in complete compliance with all of these requirements or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts that we, at each time, may have reserved.

In addition, environmental and occupational health and safety and other requirements are complex, subject to change and have become more and more stringent. Accordingly, such requirements may change or become more stringent in the future. Any material environmental issues or changes in environmental or other governmental regulations may have an adverse impact on our operating results and financial condition.

Our business may be adversely affected by automotive safety regulations or concerns that drive further regulation of the automobile safety market and concerns about vehicle emission standards

Government vehicle safety regulations are a key driver in our business. Historically, these regulations have imposed ever more stringent safety regulations for vehicles. These more stringent safety regulations often require vehicles with more safety content per vehicle and more advanced safety products, which has thus been a driver of growth in our business.

However, these regulations are subject to change based on a number of factors that are not within our control, including new scientific or medical data, adverse publicity regarding the industry recalls and safety risks of airbags or seatbelts (for instance, to children and small adults), domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products and more. Changes in government regulations in response to these and other considerations could have a severe impact our business.

The regulatory obligation of complying with safety regulations could increase as federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in our industry. We are subject to the existing Transportation Recall Enhancement, Accountability and Documentation (TREAD) Act, which requires manufacturers to comply with “Early Warning” requirements by reporting to the National Highway Traffic Safety Administration (“NHTSA”) information related to defects or reports of injury related to its products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the National Traffic and Motor Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations.

Due to the recent record recall of airbag inflators of one of our competitors, additional legislation has been proposed in the U.S. Congress regarding the reporting requirements for product recalls. NHTSA has also become more active in requesting information from suppliers and vehicle manufactures regarding potential product defects. If the regulatory obligation of complying with safety regulations increases it could require increased resources and have a material impact on our business.

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

A number of factors may increase our effective tax rate, which could have an adverse impact on our profitability and results of operations. Due to our numerous foreign operations, our tax rate may be impacted by our global mix of earnings if our pre-tax income is lower than anticipated in countries with lower statutory tax rates and/or is higher than anticipated in countries with higher statutory tax rates. Based on U.S. regulatory rules, we do not record current or deferred tax liabilities on permanent investments in our foreign subsidiaries and our foreign earnings that are indefinitely reinvested. However, if our non-U.S. subsidiaries were to distribute cash to our U.S. parent or make a cash outlay, such transactions may result in an increase to the Company’s effective tax rate.

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

We may not be able to fully realize our deferred tax assets

We currently carry deferred tax assets, net of valuation allowances, resulting from deductible temporary differences and tax loss carry forwards, both of which will reduce taxable income in the future. However, deferred tax assets may only be realized against taxable income. The amount of deferred tax assets could be reduced, from time to time, due to adverse changes in operations or in estimates of future taxable income from operations during the carry-forward period as a result of a deterioration in market conditions or other circumstances. Any such reduction would adversely affect income in the period of the adjustment.

Additional information on our deferred tax assets is included in Note 4 to the Consolidated Financial Statements on pages 66 and 67 of the Annual Report.

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

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Items Produced at Facility	Owned/ Leased
Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, steering wheels and seatbelt webbing	Owned

Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned

Autoliv Electronics Canada, Inc.	Markham, Ontario	Airbag electronics, radar sensors	Leased
VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Beijing) Vehicle Safety Systems Co., Ltd.	Beijing	Seatbelts	Owned

Autoliv (Changchun) Vehicle Safety Systems Co., Ltd.	Changchun	Airbags and seatbelts	Owned

Autoliv (China) Electronics Co., Ltd.	Shanghai	Airbag electronics	Owned

Autoliv (China) Inflator Co., Ltd.	Shanghai	Airbag inflators	Owned

Autoliv (China) Steering Wheel Co., Ltd.	Shanghai	Steering wheels	Owned

Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned

Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Seatbelts	Owned

Autoliv Shenda (Nanjing) Automotive Components Co., Ltd.	Nanjing	Seatbelt webbing	Owned

Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Airbags, and airbag cushions	Owned

Changchun Hongguang-Autoliv Vehicle Safety System Co., Ltd.	Changchun	Seatbelts	Leased

Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Seatbelt webbing	Owned

Autoliv (Jiangsu) Automotive Safety Components Co., Ltd.	Jintan/Changzhou City	Gas generant, Airbag Initiators and Airbag inflators	Owned

Autoliv (China) Automotive Safety Systems Co., Ltd.	Nantong/Jiangsu	Airbag cushions	Owned

Estonia
AS Norma	Tallinn	Seatbelts and belt components	Owned

France
Autoliv Electronic SAS	Saint-Etienne du Rouvray	Airbag electronics	Owned

Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags	Owned

Autoliv Isodelta SAS	Chiré-en-Montreuil	Steering wheels and covers	Owned

Livbag SAS	Pont-de-Buis	Airbag inflators	Owned

N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Airbag initiators and seatbelt micro gas generators	Owned

Germany
Autoliv B.V. & Co. KG	Dachau	Airbags	Leased
	Elmshorn	Seatbelts	Owned

Hungary
Autoliv Kft.	Sopronkovesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts, airbags and steering wheels	Leased
	Mysore	Seatbelt webbing	Owned
	Delhi	Seatbelts, airbags and steering wheels	Leased
	Chennai	Seatbelts	Leased
	Rudrapur, Uttarakhand	Seatbelts	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts	Owned

Japan
Autoliv Japan Ltd.	Atsugi	Steering wheels	Owned
	Hiroshima	Airbags and steering wheels	Owned
	Taketoyo	Airbag inflators	Owned
	Tsukuba	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Steering wheels	Owned

Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts	Owned

Autoliv Safety Technology de Mexico S.A. de C.V.	Tijuana	Seatbelts	Leased

Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro Querétaro	Airbag cushions Airbags	Leased Leased

Netherlands
Van Oerle Alberton B.V.	Boxtel	Seatbelt webbing	Owned

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags and seatbelts	Owned

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts, seatbelt webbing, airbags, airbag inflators, springs for retractors and height adjusters	Owned
	Lugoj	Airbag cushions	Owned
	Covasna	Steering wheel	Owned

Russia
OOO Autoliv	Togliatti	Airbags and seatbelts	Leased

South Africa
Autoliv Southern Africa (Pty) Ltd.	Gauteng	Seatbelts, airbags and steering wheels	Owned

South Korea
Autoliv Corporation	Seoul	Airbags and seatbelts	Owned
	Wonju	Airbags and seatbelts	Owned

Spain
Autoliv BKI S.A.U.	Valencia	Airbags	Owned

Autoliv KLE S.A.U.	Barcelona	Seatbelts	Owned

Sweden
Autoliv Electronics AB	Motala	Airbag electronics	Leased

Autoliv Sverige AB	Vårgårda	Airbags, seatbelt, airbag inflators and airbag electronics	Owned

Taiwan
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts	Owned
	Chonburi	Airbags and airbag cushions	Leased

Tunisia
SWT1 SARL	El Fahs	Leather wrapping of steering wheels	Owned

SWT2 SARL and ASW3 SARL	Nadhour	Leather wrapping of steering wheels	Owned

SWTF SARL	El Fahs	Leather wrapping of steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelts and airbags	Owned

Autoliv Teknoloji Urunleri Sanyai Ve Ticaret A.S.	Gebze-Kocaeli	Leather wrapping of steering wheels	Leased

Autoliv Metal Pres Sanayi Yi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelt components	Owned

United Kingdom
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City, Utah	Airbag inflators	Owned
	Goleta, California	Night vision	Leased
	Lowell, Massachusetts	Radar sensors	Leased
	Ogden, Utah	Airbags	Owned
	Promontory, Utah	Gas generant	Owned
	Tremonton, Utah	Airbag initiators and seatbelt micro gas generators	Owned

TECHNICAL CENTERS AND CRASH TEST LABORATORIES

Location	Function

China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd., Shanghai	Technical center for airbags and seatbelts with full-scale test laboratory

France
Autoliv France SNC., Gournay-en-Bray	Technical center for airbags and seatbelts with full-scale test laboratory

Autoliv Electronics SAS, Cergy-Pontoise	Technical center for electronics

Livbag SAS, Pont-de-Buis	Technical center for inflator and pyrotechnic development

Germany
Autoliv B.V. & Co. KG, Dachau	Technical center for airbags with full-scale test laboratory
Elmshorn	Technical center for seatbelts with full-scale test laboratory

India
Autoliv India Private Ltd., Bangalore	Technical center for airbags and seatbelts with sled testing

Japan
Autoliv Japan Ltd., Tsukuba	Technical center for airbags with sled test laboratory
Hiroshima	Technical center for electronics

Romania
Autoliv Romania S.R.L., Brasov	Technical center for seatbelts with sled test laboratory
Timisoara	Technical center for electronics

South Korea
Autoliv Corporation, Seoul	Technical center with sled test laboratory

Sweden
Autoliv Development AB, Vårgårda	Research center

Autoliv Sverige AB, Vårgårda	Technical center for airbags with full-scale test laboratory

Autoliv Electronics AB, Motala/Linköping	Technical center for electronics and active safety

USA
Autoliv ASP Inc., Auburn Hills, Michigan	Technical center for airbags, seatbelts with full-scale test laboratory
Ogden, Utah	Technical center for airbags, inflators and pyrotechnics
Southfield, Michigan	Technical center for electronics and active safety
Lowell, Massachusetts	Technical center for active safety

Additional information relating to the Company’s properties is included in the section titled “Superior Global Presence” on pages 26 and 27 of the Annual Report and is incorporated herein by reference.

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

The Company is subject to ongoing antitrust investigations by governmental authorities as well as related civil litigation in the United States and Canada. For further discussion of these antitrust matters and other legal proceedings see Note 16 Contingent Liabilities to the Consolidated Financial Statements on pages 74 and 75 of the Annual Report for the year ended December 31, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market for Autoliv’s common stock including the relevant trading market, and approximate number of shareholders is included in the section titled “Share Performance and Shareholder Information” on pages 34 and 35 of the Annual Report and is incorporated herein by reference.

Share price and dividends

Information on the Company’s quarterly share prices and dividends declared and paid for the two most recent years, 2014 and 2013, is included in the “Share Price and Dividends” table on page 35 of the Annual Report and is incorporated herein by reference.

Equity and Equity Units Offering

Information concerning the Company’s Equity and Equity Units Offering is included in the section titled “Equity and Equity Units Offering” on page 72 of the Annual Report and is incorporated herein by reference.

Stock repurchase program

The following table provides information with respect to Common Stock purchases by the Company during the fiscal fourth quarter of 2014 and number of shares available under the repurchase program as of December 31, 2014.

	Nasdaq OMX Stockholm (“OMX”)		New York Stock Exchange (“NYSE”)		OMX and NYSE
Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share (USD)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	128,982	90.7050	181,850	90.8869	310,832	90.8114	6,975,759
November 1, 2014 through November 30, 2014	549,397	96.0919	837,775	96.3371	1,387,172	96.2400	5,588,587
December 1, 2014 through December 31, 2014	78,259	100.2409	160,402	101.0825	238,661	100.8065	5,349,926

Total	756,638	95.6028	1,180,027	96.1422	1,936,665	95.9315	5,349,926

Autoliv initiated its repurchase program in 2000 with 10 million shares and subsequently expanded the authorization three times between 2000 and 2007 to 37.5 million shares.

Share repurchases were suspended September 15, 2008 as a result of the financial crisis to preserve cash. During the fourth quarter 2013, the Company reactivated its share repurchase program.

On January 30, 2014, the Board of Directors of the Company approved an additional 10 million shares for repurchase under the existing authorization for share repurchases. Such purchases may be made from time to time on the open market or otherwise at the discretion of management. There is no expiration date for the share repurchase authorization to provide management flexibility in the Company’s repurchases.

The maximum number of shares that may yet be purchased under the Stock Repurchase Program amounted to 5,349,926 shares at December 31, 2014.

In total, Autoliv has repurchased 42.2 million shares between May 2000 and December 2014 for cash of $2,237 million, including commissions. Of the total number of repurchased shares, 14.7 million shares were utilized for the equity offering in 2009, 3.1 million and 5.8 million shares were utilized for the repurchase of equity units in the second quarter of 2010 and the settlement of the equity units in the second quarter of 2012 respectively. In addition, 4.5 million shares have been utilized by the Stock Incentive Plan, whereof 0.5 million, 0.5 million and 0.4 million were utilized during 2014, 2013 and 2012, respectively. At December 31, 2014, 14.1 million of the repurchased shares remain in treasury stock.

Additional information concerning the repurchase of Autoliv stock is included on pages 32 and 33 in the section “Creating Shareholder Value” of the Annual Report, and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2014 is included on page 89 of the Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December  31, 2014 is included on pages 39 through 54 of the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Quantitative and Qualitative Disclosures about market risk are included in the Management’s Discussion and Analysis section “Risks and Risk Management” on pages 51 through 54 of the Annual Report and are incorporated herein by reference. See also Note 1 of the Notes to Consolidated Financial Statements on pages 60 through 63 of the Annual Report.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2014 and 2013 and the Consolidated Statements of Net Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2014, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included on pages 56 through 82 of the Annual Report and are incorporated herein by reference.

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

(b) Management’s Report on Internal Control Over Financial Reporting

The Management Report on Internal Control over Financial Reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) is included on page 55 of the Annual Report immediately preceding the audited financial statements and is incorporated herein by reference.

The Company’s internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm, as stated in their report that is included on page 82 of the Annual Report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

All events required to be disclosed on form 8-K during the fourth quarter have been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding executive officers, directors and nominees for re-election as directors of Autoliv, Autoliv’s Audit Committee, Autoliv’s code of ethics, and compliance with Section 16(A) of the Securities Exchange Act is incorporated by reference from the information under the captions “Executive Officers of the Company” and “Item 1: Election of Directors”, “Committees of the Board” and “Audit Committee Report”, “Corporate Governance Guidelines and Codes of Conduct and Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Company’s 2015 Proxy Statement, which will be filed within 120 days after December 31, 2014. Information on Board meeting attendance is provided under the caption “Board Meetings” in the 2015 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 regarding executive compensation for the year ended December 31, 2014 is included under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the 2015 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Compensation Committee is included in the sections “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the Amended and Restated 1997 Stock Incentive Plan

The following table provides information as of December 31, 2014, about the common stock that may be issued under the Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders (1)	737,110	$70.38	3,639,991	(3)
Equity compensation plans not approved by security holders	—	—	—

Total	737,110	$70.38	3,639,991

(1)	Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, as amended by Amendment No. 1 dated December 17, 2010 and Amendment No. 2 dated May 8, 2012.
(2)	Excludes RSUs, which convert to shares of common stock for no consideration.
(3)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2014, no transactions took place that the Company deemed to require disclosure under Item 13. Further information regarding the Company’s policy and procedures concerning related party transactions is included under caption “Related Person Transactions” in the 2015 Proxy Statement and is incorporated herein by reference. Information regarding director independence can be found under the caption “Board Independence” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9 (e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of services provided to Autoliv is included under the caption “Ratification of Appointment of Independent Auditors” in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)	Financial Statements

The following consolidated financial statements are included on pages 56 through 81 of the Annual Report and Selected Financial Data is included on page 89 of the Annual Report and are incorporated herein by reference:

(i)	Consolidated Statements of Net Income - Years ended December 31, 2014, 2013 and 2012 (page 56);

(ii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2014, 2013 and 2012 (page 56);

(iii)	Consolidated Balance Sheets - as of December 31, 2014 and 2013 (page 57);

(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013 and 2012 (page 58);

(v)	Consolidated Statements of Total Equity – as of December 31, 2014, 2013 and 2012 (page 59);

(vi)	Notes to Consolidated Financial Statements (pages 60-81);

(vii)	Reports of Independent Registered Public Accounting Firm (page 82).

(2)	Financial Statement Schedules

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

Index to Exhibits

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on May 14, 1997.

3.2	Autoliv’s Restated By-Laws incorporated herein by reference to Exhibit 3.2 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv, Inc. and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

4.6	Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933 filing date April 25, 2014).

10.1	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv’s Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997).

10.2	Amendment No. 1 to Autoliv, Inc. Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.3 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.3	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers, is incorporated herein by reference to Exhibit 10.4 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.4	Form of Supplementary Agreement to the Employment Agreement between Autoliv, Inc. and certain of its executive officers, is incorporated herein by reference to Exhibit 10.5 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.5	Form of Severance Agreement between Autoliv, Inc. and certain of its executive officers, is incorporated herein by reference to Exhibit 10.7 on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.6	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – notice, is incorporated herein by reference to Exhibit 10.9 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.7	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – pension, is incorporated herein by reference to Exhibit 10.10 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.8	Form of Agreement between Autoliv, Inc. and certain of its executive officers – additional pension, is incorporated herein by reference to Exhibit 10.11 on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.9	Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan, is incorporated herein by reference to Exhibit 10.12 on Form 10-K (File No. 001-12933, filing date March 11, 2004).

10.10	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson, is incorporated herein by reference to Exhibit 10.13 on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.11	Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Mr. Jan Carlson, is incorporated herein by reference to Exhibit 10.14 on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.12	Amended and Restated Autoliv, Inc. 1997 Stock Incentive Plan, filed as Appendix A of the Definitive Proxy Statement of the Company on Schedule 14A filed on March 23, 2009 and is incorporated herein by reference.

10.13	Facility Agreement, dated June 22, 2010, between Autoliv AB, a 100% owned Swedish subsidiary of Autoliv, Inc., and Nordea, is incorporated herein by reference to Exhibit 10.21 on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.14	Facility Agreement, dated June 22, 2010, between Autoliv AB, a 100% owned Swedish subsidiary of Autoliv, Inc., and Swedish Export Credit Corporation and SEB, is incorporated herein by reference to Exhibit 10.22 on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.15	Amendment No. 1 to the Autoliv, Inc. 1997 Stock Incentive Plan as Amended and Restated on May 6, 2009, dated December 17, 2010, is incorporated herein by reference to Exhibit 10.24 on Form 10-K (File No. 001-12933, filing date February 23, 2011).

10.16	Amendment, dated July 15, 2011, to Financing commitment agreement, dated December 18, 2009, between Autoliv AB and the European Investment Bank (EIB), is incorporated herein by reference to Exhibit 99.l on Form 10-Q (File No. 001-12933, filing date July 21, 2011).

10.17	Facilities Agreement of $1,100,000,000, dated April 16, 2011, among Autoliv, Inc. and the lenders named therein, is incorporated herein by reference to Exhibit 99.j on Form 10-Q (File No. 001-12933, filing date April 20, 2011).

10.18	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – pension, is incorporated herein by reference to Exhibit 10.26 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.19	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – non-equity incentive award, is incorporated herein by reference to Exhibit 10.27 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.20	Amendment to Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson (pension), is incorporated herein by reference to Exhibit 10.28 on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.21	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, is incorporated by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

10.22	Remarketing Agreement, dated as of February 9, 2012 incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

10.23	Plea Agreement, dated June 6, 2012, is incorporated herein by reference to Exhibit 10.30 on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.24	Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan as Amended and Restated on May 6, 2009, dated May 8, 2012, is incorporated herein by reference to Exhibit 10.29 on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.25	Amendment, dated January 18, 2013 to Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson – additional pension is incorporated herein by reference to Exhibit 10.33 on Form 10-K (File No. 001-12933, filing date February 22, 2012).

10.26	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (with Change-in-Control Severance Agreement) is incorporated herein by reference to Exhibit 10.34 on Form 10-K (File No. 001-12933, filing date February 22, 2012).

10.27	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (without Change-in-Control Severance Agreement) is incorporated herein by reference to Exhibit 10.35 on Form 10-K (File No. 001-12933, filing date February 22, 2012).

10.28	Form of Change-in-Control Severance Agreement between Autoliv, Inc. and certain of its executive officers is incorporated herein by reference to Exhibit 10.36 on Form 10-K (File No. 001-12933, filing date February 22, 2012).

10.29	Form of Indemnification Agreement between Autoliv, Inc. and its Directors and certain of its executive officers is incorporated herein by reference to Exhibit 99.i on Form 10-K (File No. 001-12933, filing date February 23, 2009).

10.30	Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc. incorporated herein by reference to Exhibit 10.1 on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.31	Guarantee Agreement, dated July 16, 2013, between European Investment Bank and Autoliv, Inc. incorporated herein by reference to Exhibit 10.12 on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.32	Autoliv, Inc. Non-employee Director Compensation Policy is incorporated herein by reference to Exhibit 10.38 on Form 10-K (File No. 001-12933, filing date February 22, 2012).

10.33	Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933 filing date April 25, 2014).

10.34	Autoliv, Inc. Non-employee Director Compensation Policy, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 18, 2014).

10.35	Form of Supplement to Employment Agreement for certain executive officers, dated August 13, 2014 and effective September 1, 2014, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 23, 2014).

10.36*	Amendment, dated January 27, 2015 to the Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc.

11	Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

12.1*	Ratio of Earnings to Fixed Charges.

13*	Autoliv’s Annual Report to Shareholders for the fiscal year ended December 31, 2014.

21*	Autoliv’s List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Consolidated Statements of Comprehensive Income: (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Total Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 19, 2015.

AUTOLIV, INC.

(Registrant)

By /s/ Mats Wallin

Mats Wallin

Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 19, 2015.

Title	Name

Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	/s/ Jan Carlson
Jan Carlson

Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ Mats Wallin
Mats Wallin

Director	/s/ Robert W. Alspaugh
Robert W. Alspaugh

Director	/s/ Xiaozhi Liu
Xiaozhi Liu

Director	/s/ George A. Lorch
George A. Lorch

Director	/s/ James M. Ringler
James M. Ringler

Director	/s/ Kazuhiko Sakamoto
Kazuhiko Sakamoto

Director	/s/ Franz-Josef Kortüm
Franz-Josef Kortüm

Director
Aicha Evans

Director
David E. Kepler