Form 10-Q
period 2015-03-31
AUTOLIV INC
filed 2015-04-22
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 16, 2015, there were 88,015,446 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcomes could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuations in vehicle production schedules for which the Company is a supplier; market acceptance of our new products; changes in general industry market conditions or regional growth or declines; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives discussed herein and the market reaction thereto; changes in general industry market conditions or regional growth or declines; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in program awards and performance; the financial results of companies in which Autoliv has made technology investments or joint-venture arrangements; pricing negotiations with customers; our ability to be awarded new business; product liability, warranty and recall claims and other litigation and customer reactions thereto; higher expenses for our pension and other postretirement benefits including higher funding requirements of our pension plans; work stoppages or other labor issues at our facilities or at the facilities of our customers or suppliers; possible adverse results of pending or future litigation or infringement claims; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business (including securities or other litigation); tax assessments by governmental authorities; dependence on key personnel; legislative or regulatory changes limiting our business; political conditions; dependence on customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended
	March 31, 2015	March 31, 2014

Net sales	$2,174.1	$2,295.8

Cost of sales	(1,750.8)	(1,850.5)

Gross profit	423.3	445.3

Selling, general and administrative expenses	(100.6)	(102.5)
Research, development and engineering expenses, net	(126.5)	(142.2)
Amortization of intangibles	(3.7)	(4.1)
Other income (expense), net	(112.5)	(4.8)

Operating income	80.0	191.7

Income from equity method investments	1.3	1.7
Interest income	0.4	1.2
Interest expense	(17.1)	(8.0)
Other non-operating items, net	(0.1)	(2.3)

Income before income taxes	64.5	184.3

Income tax expense	(28.8)	(53.2)

Net income	$35.7	$131.1

Less: Net income attributable to non-controlling interest	0.0	0.8

Net income attributable to controlling interest	$35.7	$130.3

Net earnings per share – basic	$0.40	$1.39
Net earnings per share – diluted	$0.40	$1.38

Weighted average number of shares outstanding, net of treasury shares (in millions)	88.4	94.0

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	88.6	94.3

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	88.0	93.7

Cash dividend per share – declared	$0.56	$0.52
Cash dividend per share – paid	$0.54	$0.52

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2015	March 31, 2014

Net income	$35.7	$131.1

Other comprehensive (loss) income before tax:
Change in cumulative translation adjustments	(110.8)	(1.6)
Net change in unrealized components of defined benefit plans	2.2	(0.1)

Other comprehensive loss, before tax	(108.6)	(1.7)

Cost for taxes related to defined benefit pension plan	(0.7)	(0.0)

Other comprehensive loss, net of tax	(109.3)	(1.7)

Comprehensive income	$(73.6)	$129.4

Less: Comprehensive income attributable to non-controlling interest	0.0	0.4

Comprehensive income attributable to controlling interest	$(73.6)	$129.0

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	March 31, 2015 (unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$1,364.1	$1,529.0
Receivables, net	1,783.3	1,706.3
Inventories, net	652.7	675.5
Other current assets	217.3	225.4

Total current assets	4,017.4	4,136.2

Property, plant and equipment, net	1,384.7	1,390.2
Investments and other non-current assets	268.2	255.3
Goodwill	1,583.6	1,594.0
Intangible assets, net	72.6	67.2

Total assets	$7,326.5	$7,442.9

Liabilities and equity
Short-term debt	$124.3	$79.6
Accounts payable	1,093.1	1,091.5
Accrued expenses	797.6	720.1
Other current liabilities	241.2	247.4

Total current liabilities	2,256.2	2,138.6

Long-term debt	1,511.0	1,521.2
Pension liability	226.7	232.5
Other non-current liabilities	107.0	108.5

Total non-current liabilities	1,844.7	1,862.2

Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	3,226.3	3,240.0
Accumulated other comprehensive (loss) income	(362.3)	(253.0)
Treasury stock	(1,085.5)	(992.0)

Total controlling interest	3,210.6	3,427.1
Non-controlling interest	15.0	15.0

Total equity	3,225.6	3,442.1

Total liabilities and equity	$7,326.5	$7,442.9

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2015	March 31, 2014

Operating activities
Net income	$35.7	$131.1
Depreciation and amortization	73.7	73.8
Other, net	(19.0)	(5.6)
Changes in operating assets and liabilities	(6.2)	(14.0)

Net cash provided by operating activities	84.2	185.3

Investing activities
Expenditures for property, plant and equipment	(134.8)	(93.3)
Proceeds from sale of property, plant and equipment	6.8	0.6
Acquisitions and divestitures of businesses and other, net	(3.2)	(1.4)

Net cash used in investing activities	(131.2)	(94.1)

Financing activities
Net increase in short-term debt	55.3	17.4
Repayments and other changes in long-term debt	—	(0.4)
Dividends paid to non-controlling interest	—	(3.1)
Dividends paid	(47.8)	(48.8)
Repurchased shares	(104.4)	(94.3)
Common stock options exercised	11.0	15.9

Net cash used in financing activities	(85.9)	(113.3)

Effect of exchange rate changes on cash and cash equivalents	(32.0)	0.6

Decrease in cash and cash equivalents	(164.9)	(21.5)

Cash and cash equivalents at beginning of period	1,529.0	1,118.3

Cash and cash equivalents at end of period	$1,364.1	$1,096.8

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2015

1 Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited financial statements and all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. The result for the interim period is not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2015. Certain prior-year amounts have been reclassified to conform to current year presentation.

The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 19, 2015.

2 Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard will be effective for public entities for annual and interim periods beginning after December 15, 2016 although the FASB has proposed a one-year deferral in the effective date of the new standard for US GAAP preparers. Early adoption is not permitted. The Company is currently in process of evaluating which adoption method to use and assessing the potential impact the new standard will have on its operations and consolidated financial statements.

In August 2014, the FASB issued the ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. The standard will be effective for annual periods after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company early adopted the standard in its interim reporting for September 30, 2014; however the adoption of ASU 2014-15 had no imapct on the Company’s disclosures in the unaudited condensed consolidated financial statements.

3 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short term maturity of these instruments.

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at March 31, 2015 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Net Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income (OCI) and reclassified into the Consolidated Statement of Net Income when the hedge transaction affects net earnings. There were no derivatives designated as hedging instruments outstanding as of March 31, 2015 and December 31, 2014.

The Company’s derivatives are all classified as Level 2 of the fair value hierarchy and there have been no transfers between the levels during this or comparable periods.

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheet at March 31, 2015 and in the Consolidated Balance Sheet at December 31, 2014, have been presented on a gross basis. The net amounts subject to netting agreements that the Company choose not to offset are presented in footnotes. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

	March 31, 2015						December 31, 2014
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$288.7	1)	$0.1	2)	$1.5	3)	$459.1	4)	$1.3	5)	$0.4	6)

Total derivatives not designated as hedging instruments	288.7		$0.1		$1.5		$459.1		$1.3		$0.4

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $230.4 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.1 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.5 million.
4)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $390.9 million.
5)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.3 million.
6)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.4 million.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments outstanding as of March 31, 2015 and December 31, 2014.

Derivatives not designated as hedging instruments

All amounts recognized in the Consolidated Statement of Net Income related to derivatives, not designated as hedging instruments, relate to economic hedges and thus have been materially off-set by an opposite Consolidated Statement of Net Income effect of the related financial liabilities or financial assets. The derivatives not designated as hedging instruments outstanding at March 31, 2015 were foreign exchange swaps. For the three months ended March 31, 2015, the gains and losses recognized in other financial items, net were a loss of $2.3 million, for derivative instruments not designated as hedging instruments. For the three months ended March 31, 2014, the Company recognized a gain of $1.6 million, in other financial items, net for derivative instruments not designated as hedging instruments. For the three months ended March 31, 2015 and March 31, 2014, the gains and losses recognized as interest expense were immaterial.

Fair Value of Debt

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

	March 31,	March 31,	December 31,	December 31,
	2015	2015	2014	2014
	Carrying	Fair	Carrying	Fair
Long-term debt	value1)	value	value1)	value
U.S. Private placement	$1,423.5	$1,535.3	$1,424.2	$1,510.2
Medium-term notes	75.4	78.4	83.2	86.3
Other long-term debt	12.1	12.1	13.8	13.8

Total	$1,511.0	$1,625.8	$1,521.2	$1,610.3

Short-term debt
Overdrafts and other short-term debt	$105.7	$105.7	$57.8	$57.8
Short-term portion of long-term debt	18.6	18.6	21.8	21.8

Total	$124.3	$124.3	$79.6	$79.6

1)	Debt as reported in balance sheet.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, including investments in affiliates.

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

For the three months ended March 31, 2015, the Company did not record any impairment charges on its long-lived assets.

4 Income Taxes

The effective tax rate in the first quarter 2015 was 44.6% compared to 28.9% in the same quarter of 2014. Net discrete tax cost in the quarter had a negative impact of 10.1 percentage points, primarily related to tax costs for adjustments to prior years arising from tax audits. In addition, income before taxes was negatively impacted by approximately $77 million related to the OEM settlements, generating a tax benefit of approximately $21 million. The settlements caused a net unfavorable mix impact on the effective tax rate in the quarter of 3.6 percentage points. In the first quarter of 2014, discrete tax items were immaterial.

The Company files income tax returns in the United States federal jurisdiction, various state jurisdictions and foreign jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2009. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2007.

As of March 31, 2015, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the first quarter of 2015, the Company recorded a net increase of $2.9 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, and also recorded a net increase of $3.5 million for unrecognized tax benefits related to prior years, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $27.8 million recorded at March 31, 2015, $6.8 million is classified as current tax payable and $21.0 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	March 31, 2015	December 31, 2014
Raw materials	$302.7	$312.2
Work in progress	236.3	240.6
Finished products	193.6	206.0

Inventories	732.6	758.8
Inventory valuation reserve	(79.9)	(83.3)

Total inventories, net of reserve	$652.7	$675.5

6 Goodwill

Due to the new segment reporting effective as of January 1, 2015, the goodwill allocated to the previous reporting unit Passive Safety Systems has been reallocated to the new segments, Passive Safety and Electronics. The allocation was made based on the relative fair values of the two new businesses transferred as of January 1, 2015, see table below. The estimated relative fair values of the businesses transferred were determined using the discounted cash flow method taking into account expected long-term operating cash flow performance (for further information, see Note 1, Summary of significant accounting policies, in the Company’s Annual Report on Form 10-K). The amount of goodwill held in the previous Active Safety Systems reporting unit was allocated to the new Electronics segment as this old reporting unit rolls up fully into the new Electronics segment.

The Company’s impairment testing will be based on the new segments: 1) Passive Safety and 2) Electronics.

Previous reporting units	Passive Safety Systems	Active Safety Systems1)	Total
Balance December 31, 2014	$1,586.2	$7.8	$1,594.0

New segments	Passive Safety	Electronics1)	Total
Balance January 1, 2015 before goodwill reallocation	$1,586.2	$7.8	$1,594.0
Allocation of goodwill due to change in segment reporting	(185.7)	185.7	—
Balance January 1, 2015 after goodwill reallocation	$1,400.5	$193.5	$1,594.0
Effect of currency translation	(10.4)	—	(10.4)
Balance March 31, 2015	$1,390.1	$193.5	$1,583.6

1)	As of January 1, 2015, the goodwill amount related to the reporting unit Active Safety Systems was allocated to the Electronics segment, shown in the table above.

7 Restructuring

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

First quarter of 2015

The employee-related restructuring provisions and cash payments in the first quarter of 2015 mainly related to headcount reductions in high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Net Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2014 to March 31, 2015.

	December 31, 2014	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	March 31, 2015
Restructuring employee-related	$79.6	$35.5	$(0.9)	$(25.9)	$(9.0)	$79.3
Other	0.2	0.1	—	(0.3)	—	—

Total reserve	$79.8	$35.6	$(0.9)	$(26.2)	$(9.0)	$79.3

2014

In 2014, the employee-related restructuring provisions and cash payments mainly related to headcount reductions in high-cost countries in Europe. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Net Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2013 to December 31, 2014.

	December 31, 2013	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	December 31, 2014
Restructuring employee-related	$93.9	$42.6	$(2.3)	$(44.2)	$(10.4)	$79.6
Other	0.3	0.2	(0.0)	(0.3)	0.0	0.2

Total reserve	$94.2	$42.8	$(2.3)	$(44.5)	$(10.4)	$79.8

8 Product-Related Liabilities

The Company has reserves for product risks. Such reserves are related to product performance issues including recall, product liability and warranty issues. For further explanation, see Note 11 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions for the three months ended March 31, 2015 mainly relate to warranty related issues. The cash paid for the three months ended March 31, 2015 mainly relate to warranty related issues. The provisions and cash paid for the three months ended March 31, 2014 mainly related to warranty related issues.

	Three months ended
	March 31, 2015	March 31, 2014
Reserve at beginning of the period	$51.3	$36.4
Change in reserve	1.8	7.3
Cash payments	(4.5)	(2.7)
Translation difference	(1.4)	(0.2)

Reserve at end of the period	$47.2	$40.8

9 Retirement Plans

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the condensed consolidated financial statements of the Company for the three months ended March 31, 2015 and March 31, 2014 and are not included in the table below.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended
	March 31, 2015	March 31, 2014
Service cost	$5.8	$5.3
Interest cost	5.3	5.3
Expected return on plan assets	(5.3)	(5.0)
Amortization prior service credit	(0.2)	(0.2)
Amortization of actuarial loss	2.5	0.7

Net Periodic Benefit Cost	$8.1	$6.1

10 Controlling and Non-Controlling Interest

	Three Months ended
	March 31, 2015			March 31, 2014
	Equity attributable to			Equity attributable to
	Controlling interest	Non- controlling interest	Total	Controlling interest	Non- controlling interest	Total

Balance at beginning of period	$3,427.1	$15.0	$3,442.1	$3,981.3	$19.1	$4,000.4

Total Comprehensive Income:
Net income	35.7	0.0	35.7	130.3	0.8	131.1

Foreign currency translation	(110.8)	(0.0)	(110.8)	(1.2)	(0.4)	(1.6)
Defined benefit pension plan	1.5	—	1.5	(0.1)	—	(0.1)

Total Comprehensive Income	(73.6)	0.0	(73.6)	129.0	0.4	129.4
Common Stock incentives	10.9	—	10.9	16.3	—	16.3
Cash dividends declared	(49.4)	—	(49.4)	(48.7)	—	(48.7)
Repurchased shares	(104.4)	—	(104.4)	(94.4)	—	(94.4)
Dividends paid to non-controlling interests on subsidiary shares	—	—	—	—	(3.1)	(3.1)

Balance at end of period	$3,210.6	$15.0	$3,225.6	$3,983.5	$16.4	$3,999.9

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

In October 2014, one of the Company’s Brazilian subsidiaries received a notice of deficiency from the state tax authorities from the state of São Paulo, Brazil which, primarily, alleged violations of ICMS (VAT) payments and improper warehousing documentation. The aggregate assessment for all alleged violations was R$55 million (approximately $17.3 million), inclusive of fines, penalties and interest. The Company believes the full amount assessed is baseless, that it has reasonable legal and factual defenses to the assessment and, consequently, plans to defend its interests vigorously. The duration or ultimate outcome of the matter currently cannot be predicted or estimated at this time.

In March 2015, the Company was informed of an investigation being conducted in Turkey by the Directorate of Kocaeli Customs Custody, Smuggling and Enquiry into the Company’s import and customs payment structure and the associated import taxes and fees for the period of 2006-2012. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has made no provision for any expenses as of March 31, 2015 with respect to this investigation.

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

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for a similar investigation. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of March 31, 2015. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

In August 2014, the Competition Commission of South Africa (the “CCSA”) contacted the Company regarding an investigation into the Company’s sales of occupant safety systems in South Africa. The Company is cooperating with the CCSA. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has not recorded a provision for loss as of March 31, 2015 with respect to this investigation. Also, since the Company’s plea agreement with the DOJ involved the actions of employees of a Japanese subsidiary of the Company, the Japan Fair Trade Commission is evaluating whether to initiate an investigation.

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

On May 30, 2014, the Company, without admitting any liability, entered into separate settlement agreements with representatives of each of the three classes of plaintiffs in the MDL, subject to final approval by the MDL court following notice to the settlement class, an opportunity to object or opt-out of the settlement, and a fairness hearing. Pursuant to the settlement agreements, the Company agreed to pay $40 million to the direct purchaser settlement class, $6 million to the auto dealer settlement class, and $19 million to the end-payor settlement class, for a total of $65 million. This amount was expensed during the second quarter of 2014. In exchange, the plaintiffs agreed that the plaintiffs and the settlement classes would release Autoliv from all claims regarding their U.S. purchases that were or could have been asserted on behalf of the class in the MDL. In July 2014, the three settlements received preliminary court approval. Following notice to the direct purchaser settlement class and the receipt of opt-out notices from members of that class, the class settlement amount was by the terms of the settlement agreement reduced to approximately $35.5 million. Following a fairness hearing on December 3, 2014, the MDL court on January 7, 2015 entered an order granting final approval to the direct purchaser class settlement. Notices to the settlement classes and the fairness hearings for the other two class settlements have been deferred by the plaintiffs and the MDL court for processing with additional, future settlements due to the cost of giving notice to large settlement classes. The three class settlements will not resolve any claims of settlement class members who opt out of the settlements or the claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities.

In March 2015, Autoliv reached agreements regarding additional settlements to resolve certain direct purchasers’ global (including U.S.) or non-U.S. antitrust claims which were not covered by its U.S. direct purchaser settlement described above. The total amount of these additional settlements is $81 million. Autoliv has expensed during the first quarter of 2015 approximately $77 million as a result of these additional settlements, net of existing amounts that had been accrued for in 2014. In entering into these agreements, Autoliv did not admit any liability and settled for the purpose of avoiding the uncertainty, risk, expense and distraction of potential litigation or other adversarial proceedings and in the interest of maintaining positive relationships with its customers.

The other four antitrust class action lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013; M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013; Ewert v. Autoliv, Inc. et al., filed in the Supreme Court of British Columbia on July 18, 2013; and Cindy Retallick and Jagjeet Singh Rajput v. Autoliv ASP, Inc. et al., filed in the Queen’s Bench of the Judicial Center of Regina in the province of Saskatchewan on May 14, 2014). The Canadian cases assert claims on behalf of putative classes of both direct and indirect purchasers of occupant safety systems. The Company denies the overly broad allegations of these lawsuits and intends to defend itself in these cases. While it is probable that the Company will incur losses as a result of these Canadian antitrust cases, the duration or ultimate outcome of these cases currently cannot be predicted or estimated and no provision for a loss has been recorded as of March 31, 2015. There is currently no timeline for class certification or discovery in the Canadian cases.

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

The table in Note 8 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three months ended March 31, 2015 and March 31, 2014.

12 Earnings per share

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). When it would not be antidilutive (such as during periods of net loss), the diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards under the Stock Incentive Plan.

For the three months ended March 31, 2015, approximately 0.2 million shares of common stock were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the three months ended March 31, 2015 and March 31, 2014 approximately 0.2 million and 0.3 million shares of common stock, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended
	March 31, 2015	March 31, 2014
Weighted average shares basic	88.4	94.0
Effect of dilutive securities: - stock options/share awards	0.2	0.3

Weighted average shares diluted	88.6	94.3

13 Segment Information

As of January 1, 2015 the Company changed its operating structure and now has two operating segments, Passive Safety and Electronics. Passive Safety includes Autoliv’s airbag and seatbelt businesses, while Electronics combines all of Autoliv’s electronics resources and expertise in both passive safety electronics and active safety. The change in operating structure, by integrating the passive electronics and active safety businesses into the new segment Electronics, has been made in order to more efficiently manage the Company’s business operations and allow for future growth. Additionally, changes made to the internal financial information and operating results of the new operating segments are regularly reviewed by the Company’s chief operating decision maker to assess the performance of the individual operating segments and make decisions about resources to be allocated to the operating segments. The Company began reporting its results under the two new operating segments, Passive Safety and Electronics, commencing with this quarterly report for the period ending March 31, 2015. The Company has also recasted the corresponding items of segment information for the period ended March 31, 2014 as set forth below.

	Three months ended
Net sales, including Intersegment Sales	March 31,	March 31,
(Dollars in millions)	2015	2014
Passive Safety	$1,830.4	$1,951.5
Electronics	351.2	354.8
Total segment sales	$2,181.6	$2,306.3
Corporate and other	4.2	4.0
Intersegment sales	(11.7)	(14.5)
Total net sales	$2,174.1	$2,295.8

	Three months ended
Income before Income Taxes	March 31,	March 31
(Dollars in millions)	2015	2014
Passive Safety	$63.2	$155.8
Electronics	9.0	18.7
Segment operating income	$72.2	$174.5
Corporate and other	7.8	17.2
Interest and other non-operating expenses, net	(16.8)	(9.1)
Income from equity method investments	1.3	1.7
Income before income taxes	$64.5	$184.3

	Three months ended
Capital Expenditures	March 31,	March 31
(Dollars in millions)	2015	2014
Passive Safety	$121.2	$80.4
Electronics	11.6	12.5
Corporate and other	2.0	0.4
Total capital expenditures	$134.8	$93.3

	Three months ended
Depreciation and Amortization	March 31,	March 31
(Dollars in millions)	2015	2014
Passive Safety	$61.8	$61.9
Electronics	10.7	10.4
Corporate and other	1.2	1.5
Total depreciation and amortization	$73.7	$73.8

	As of
Segment Assets	March 31,	December 31
(Dollars in millions)	2015	2014
Passive Safety	$5,778.9	$5,782.3
Electronics	745.9	713.9
Segment assets	$6,524.8	$6,496.2
Corporate and other1)	801.7	946.7
Total assets	$7,326.5	$7,442.9

1)	Corporate and other assets mainly consists of cash and cash equivalents, income taxes and equity method investments.

14 Subsequent Events

There were no reportable events subsequent to March 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the United States Securities and Exchange Commission (the “SEC”) on February 19, 2015. Unless otherwise noted, all dollar amounts are in millions.

Autoliv, Inc. (“Autoliv” or the “Company”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. It was created from the merger of Autoliv AB (“AAB”) and the automotive safety products business of Morton International, Inc., in 1997. The Company functions as a holding corporation and owns two principal subsidiaries, AAB and Autoliv ASP, Inc.

Autoliv is a leading developer, manufacturer and supplier of automotive safety systems to the automotive industry with a broad range of product offerings, including passive safety systems and active safety systems. Passive safety systems are primarily meant to improve vehicle safety, and include modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, passive safety electronics, whiplash protection systems and child seats, and components for such systems. Active safety products include automotive radars, night driving assist, camera-based vision systems, active seatbelts and brake controls.

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

EXECUTIVE OVERVIEW

During the first quarter 2015, organic sales (non-U.S. GAAP measure) were stronger than anticipated at the beginning of the quarter. This positive development was primarily driven by strong sales in Europe, for both passive and active safety products.

For the quarter the Company again experienced strong growth in active safety and continued to grow the business while investing in research and development for long term success in this growth area.

As anticipated, sales in China showed modest growth in the quarter. This was due to a challenging customer mix first experienced in the second half of 2014, which the Company expects will gradually improve throughout 2015.

The Company has continued to adjust its capital structure and has now reached a leverage ratio for the Company of 0.5 times, which is within its long-term target range of 0.5 to 1.5 times originally communicated at its Capital Market Day in 2013. This has primarily been achieved by direct shareholder returns through share repurchases and dividends. In the Company’s cyclical industry this range gives it flexibility to grow the Company while being prepared for potential costs associated with on-going antitrust matters.

During the quarter the Company made progress in its antitrust related matters by reaching additional settlements and continued to execute on its European capacity alignment program, which is important for the long term competitiveness of its European operations. The Company further executed well on improvements in steering wheels and on its vertical integration strategy while operations in Brazil remains a challenge due to the continued declining vehicle production.

The Company continue into 2015 with strong focus on quality leadership, execution and further buildup of its active safety capabilities, while working towards its ultimate vision of saving more lives.

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see “Organic sales”, “Operating working capital”, “Net debt (cash)” and “Leverage ratio”. Management believes that these non-U.S. GAAP financial measures assist investors in analyzing trends in the Company’s business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as a substitute for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to U.S. GAAP. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of March 31
	2015	2014

Total parent shareholders’ equity per share	$36.48	$42.51
Operating working capital 1)	$572	$558
Capital employed 6)	$3,490	$3,530
Net debt (cash)1)	$264	$(470)
Net debt to capitalization, % 11)	8	n/a

Gross margin, % 2)	19.5	19.4
Operating margin, % 3)	3.7	8.4

Return on total equity, % 7)	4.3	13.1
Return on capital employed, % 8)	9.3	22.0

No. of employees at period-end 9)	51,608	47,699
Headcount at period-end 10)	61,056	57,900
Days receivables outstanding 4)	76	73
Days inventory outstanding 5)	31	30

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

7) Net income relative to average total equity

8) Operating income and equity in earnings of affiliates, relative to average capital employed

9) Employees with a continuous employment agreement, recalculated to full time equivalent heads

10) Employees plus temporary, hourly workers

11) Net debt in relation to capital employed.

THREE MONTHS ENDED MARCH 31, 2015 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2014

Market overview

Light Vehicle Production Development

Change vs. same quarter last year
	China	Japan	RoA	Americas	Europe	Total
LVP1)	8.4%	(7.7)%	(0.1)%	(0.7)%	2.1%	1.9%

1) Source: IHS April 16, 2015.

During the three month period from January to March 2015, global LVP is estimated by IHS to have increased close to 2% compared to the same quarter in 2014. This was 1pp better than IHS’s expectation at the beginning of the quarter.

In China, which accounts for around 16% of Autoliv’s sales, LVP grew by more than 8%, more than 2pp better than the January estimate.

In Japan, which accounts for around 7% of Autoliv’s sales, LVP declined by close to 8%, 2pp worse than the January estimate.

In the RoA, which represents 10% of Autoliv’s sales, LVP was flat, almost 1pp worse than in the January estimate.

In the Americas, which accounts for around one third of Autoliv’s sales, LVP declined by less than 1%, a decline of close to 3pp more than in the January estimate. In North America, LVP increased by more than 2%, which was more than 2pp less than in the January estimate. In South America, the decline was close to 14%, 4pp more than the decline expected in IHS’s January estimate.

In Europe, where Autoliv currently generates around one third of its sales, LVP grew by 2%, which is close to 4pp better than IHS’s estimate in January. In Western Europe, LVP grew by close to 3%, close to 2pp better than the January estimate. In Eastern Europe, LVP grew by more than 1%, which was more than 8pp better than in the January estimate.

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

Consolidated sales declined by more than 5% to $2,174 million compared to $2,296 million in the same quarter of 2014. Excluding negative currency translation effects of $210 million, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was close to 4%. This compares favorably to the organic sales growth of “around 3%” expected at the beginning of the quarter. The primary reason that Autoliv exceeded its quarterly sales guidance was higher than expected sales in Europe, both for passive and active safety products.

Sales by Product

Change vs. same quarter last year		Reported (U.S. GAAP)	Currency effects1)	Organic change3)
	Sales (MUSD)
Airbags2)	$1,181.1	(5.7)%	(8.8)%	3.1%
Seatbelts2)	653.4	(7.1)%	(10.4)%	3.3%
Passive Safety Electronics	213.2	(8.8)%	(6.2)%	(2.6)%
Active Safety	126.4	18.3%	(13.1)%	31.4%
Total	$2,174.1	(5.3)%	(9.2)%	3.9%

1) Effects from currency translations. 2) Including Corporate and other sales. 3) Non-U.S. GAAP measure, see reconciliation table below.

The organic sales growth (non-U.S. GAAP measure, see reconciliation table below) of airbag products (including steering wheels) was mainly driven by steering wheels in Europe and side curtain airbags in North America. The growth was partially offset by lower sales for passenger airbags.

The organic sales growth (non-U.S. GAAP measure, see reconciliation table below) in seatbelt products was a result of strong sales growth in North America and Europe. The trend of higher sales for more advanced and higher value-added seatbelt systems continued globally.

The slight decline in organic sales (non-U.S. GAAP measure, see reconciliation table below) for passive safety electronics products (mainly airbag control modules and remote sensing units) was due to effects from model shifts in North America and Japan.

The strong organic sales growth (non-U.S. GAAP measure, see reconciliation table below) for active safety products (automotive radars, night vision systems and cameras with driver assist systems), was driven by automotive radar and vision systems. Radar sales to Mercedes were particularly strong.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2015

(Dollars in millions)

Change vs. same quarter last year
	Airbag Products2)		Seatbelt Products2)		Passive Safety Electronics		Active Safety		Total
	%	$	%	$	%	$	%	$	%	$
Organic change	3.1	$38.2	3.3	$22.9	(2.6)	$(6.0)	31.4	$33.6	3.9	$88.7
Currency effects1)	(8.8)	(109.4)	(10.4)	(72.5)	(6.2)	(14.4)	(13.1)	(14.1)	(9.2)	(210.4)

Reported change	(5.7)	$(71.2)	(7.1)	$(49.6)	(8.8)	$(20.4)	18.3	$19.5	(5.3)	$(121.7)

1) Effects from currency translations. 2) Including Corporate and other.

Sales by Region

Change vs. same quarter last year
		Sales (MUSD)	Reported (U.S. GAAP)	Currency effects1)	Organic change2)
Asia		$721.8	(5.2)%	(5.1)%	(0.1)%
Whereof:	China	$354.4	(0.6)%	(2.2)%	1.6%
	Japan	$152.6	(18.5)%	(13.7)%	(4.8)%
	Rest of Asia	$214.8	(1.2)%	(2.4)%	1.2%
Americas		$748.1	(0.3)%	(3.3)%	3.0%
Europe		$704.2	(10.2)%	(18.7)%	8.5%
Global		$2,174.1	(5.3)%	(9.2)%	3.9%

1) Effects from currency translations. 2) Non-U.S. GAAP measure, see reconciliation table below.

The organic sales growth (non-U.S. GAAP measure, see reconciliation table below) of close to 4% in the quarter was mainly a result of strong growth in Europe.

Autoliv’s sales in Asia in the quarter were $722 million.

Sales from Autoliv’s companies in China grew organically (non-U.S. GAAP measure, see reconciliation table below) by close to 2% in the quarter. The low growth was a result of an unfavorable vehicle mix predominantly with Japanese manufacturers. The minor increase in sales was mainly driven by Chinese OEMs.

Organic sales (non-U.S. GAAP measure, see reconciliation table below) from Autoliv’s companies in Japan decreased by close to 5% in the quarter. The sales decline was mainly due to lower production for models from Honda, which was partly offset by sales increases for Nissan’s X-Trail and Infinity’s Q70 as well as higher production of Mitsubishi’s RVR/ASX.

Organic sales (non-U.S. GAAP measure, see reconciliation table below) from Autoliv’s companies in the Rest of Asia (RoA) grew by more than 1% in the quarter. A strong sales increase in India was driven by production ramp-ups for models from Hyundai, particularly the i20 and was also supported by models from Tata, Nissan and Honda. Increased sales in Thailand were primarily due to higher production for models from Mitsubishi and Isuzu. Sales in South Korea declined primarily due to lower light vehicle production (LVP) and therefore lower sales, particularly with models from Hyundai/KIA.

For Autoliv’s companies in the Americas, the sales development was mixed for the quarter. In North America, organic sales growth (non-U.S. GAAP measure) was mainly driven by Asian and European brands, particularly models from Hyundai/KIA, Subaru, Acura and Mercedes. Models from Chrysler also contributed to the growth. Model shifts from Ford partly mitigated the growth. Sales in South America (Brazil) declined due to a 14% drop in LVP in the region and some effects from the end of production of Ford’s Fiesta.

The strong organic sales growth (non-U.S. GAAP measure, see reconciliation table below) of more than 8% in the quarter from Autoliv’s companies in Europe was mainly driven by the premium segment, particularly sales of Collision Prevention Assist (CPA) to Mercedes C, S-classes and the GLA model. Models from VW and Ford also contributed.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2015

(Dollars in millions)

Change vs. same quarter last year

	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	1.6	$5.9	(4.8)	$(8.9)	1.2	$2.7	3.0	$22.8	8.5	$66.2	3.9	$88.7
Currency effects1)	(2.2)	(7.9)	(13.7)	(25.7)	(2.4)	(5.3)	(3.3)	(25.3)	(18.7)	(146.2)	(9.2)	(210.4)

Reported change	(0.6)	$(2.0)	(18.5)	$(34.6)	(1.2)	$(2.6)	(0.3)	$(2.5)	(10.2)	$(80.0)	(5.3)	$(121.7)

1) Effects from currency translations.

Earnings

(Dollars in millions, except per share data)	Q1 2015	Q1 2014	Change
Net Sales	$2,174.1	$2,295.8	(5.3)%

Gross profit	$423.3	$445.3	(4.9)%
% of sales	19.5%	19.4%	0.1pp

S,G&A	$(100.6)	$(102.5)	(1.9)%
% of sales	(4.6)%	(4.5)%	(0.1)pp

R,D&E net	$(126.5)	$(142.2)	(11.0)%
% of sales	(5.8)%	(6.2)%	0.4pp

Operating income	$80.0	$191.7	(58.3)%
% of sales	3.7%	8.4%	(4.7)pp

Income before taxes	$64.5	$184.3	(65.0)%

Tax rate	44.6%	28.9%	15.7pp

Net income	$35.7	$131.1	(72.8)%

Net income attributable to controlling interest	$35.7	$130.3	(72.6)%

Earnings per share, diluted1)	$0.40	$1.38	(71.0)%

1) Assuming dilution and net of treasury shares.

For the first quarter 2015, gross profit was slightly lower than the same quarter 2014, primarily driven by negative translation effects, as well as costs related to the investments for capacity and growth. The negative impacts were partly offset by higher organic sales (non-U.S. GAAP measure), favorable currency transaction effects, and favorable raw material prices. The gross margin improved by 0.1pp to 19.5%, from 19.4% in the same quarter 2014.

Operating income decreased by $112 million to $80 million, or 3.7% of sales, mainly due to higher costs for antitrust settlements of around $77 million together with higher capacity alignment costs of $30 million.

Selling, General and Administrative (S,G&A) expenses decreased by close to $2 million.

Research, Development & Engineering (R,D&E) expenses, net decreased slightly compared to the same quarter prior year. This is primarily due to favorable translation impacts as well as higher engineering income.

Costs of $35 million related to capacity alignments and around $77 million related to antitrust matters reduced operating margin by 5.2pp in the first quarter, compared to 0.2pp in the same quarter of 2014. The decrease in operating margin was primarily a result of the capacity alignment and antitrust matters and the negative effects were slightly offset by the higher organic sales (non-U.S. GAAP measure), as well as lower R,D&E, net, mainly from the higher engineering income, and positive currency effects.

Income before taxes decreased by $120 million from the higher antitrust settlements and capacity alignment related costs as well as higher interest expense. Income attributable to controlling interest was $36 million, a decrease of $95 million from the first quarter of 2014.

The effective tax rate in the first quarter 2015 was 44.6% compared to 28.9% in the same quarter of 2014. Discrete tax cost in the quarter had a negative impact of 10.1pp, primarily related to tax costs for adjustments to prior years arising from tax audits. In addition, income before taxes was negatively impacted by around $77 million related to antitrust related settlements, generating a tax benefit of approximately $21 million. The settlements caused a net unfavorable mix impact on the effective tax rate of 3.6pp. In the first quarter of 2014, discrete tax items were immaterial.

Earnings per share (EPS) was $0.40 compared to $1.38 for the same period one year ago. The EPS was negatively affected by 97 cents mainly from higher costs for capacity alignments and antitrust matters.

The weighted average number of shares outstanding assuming dilution decreased to 88.6 million compared to 94.3 million in the first quarter of 2014.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $84 million compared to $185 million in the same quarter of 2014. The decrease in the quarter was primarily related to the payment of antitrust settlement amounts.

Cash flow from operating activities, less cash used in investing activities, was negative $47 million compared to positive $91 million during the same quarter of 2014, a difference of $138 million. Capital expenditures, net, of $128 million were $54 million more than depreciation and amortization expense in the quarter and $35 million more than capital expenditures during the first quarter of 2014.

During the quarter, operating working capital (non-U.S. GAAP measure, see reconciliation table below) decreased to 6.3% of sales from 6.4% on December 31, 2014. The Company targets that working capital in relation to the last 12-month sales should not exceed 10%.

Account receivables increased in relation to sales to 76 days outstanding from 68 days outstanding on December 31, 2014, and from 73 days outstanding on March 31, 2014. Days inventory outstanding increased to 31 days from 30 days on both December 31, 2014 and March 31, 2014.

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

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	March 31, 2015	December 31, 2014
Total current assets	$4,017.4	$4,136.2
Total current liabilities	(2,256.2)	(2,138.6)

Working capital	1,761.2	1,997.6
Cash and cash equivalents	(1,364.1)	(1,529.0)
Short-term debt	124.3	79.6
Derivative (asset) and liability, current	1.4	(0.8)
Dividends payable	49.5	47.9

Operating working capital	$572.3	$595.3

The Company’s net debt position (non-U.S. GAAP measure, see reconciliation table below) increased by $202 million during the quarter to $264 million at March 31, 2015. This was mainly due to the Company’s repurchase of its common shares amounting to $104 million, antitrust related settlements of around $80 million and a quarterly dividend payment that reduced net cash by $48 million. These negative effects were partly offset by operating cash flow of $84 million. Gross interest-bearing debt increased by $35 million to $1,635 million.

As part of efficiently managing the Company’s overall cost of funds, we routinely enter into “debt-related derivatives” (DRD) as part of our debt management. Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company’s debt. DRD are fair value adjustments to the carrying value of the underlying debt. Included in the DRD is also the unamortized fair value adjustment related to a discontinued fair value hedge which will be amortized over the remaining life of the debt. By adjusting for DRD, the total financial liability of net debt (cash) is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of “Net debt” to GAAP financial measure

(Dollars in millions)

	March 31, 2015	December 31, 2014
Short-term debt	$124.3	$79.6
Long-term debt	1,511.0	1,521.2

Total debt	1,635.3	1,600.8
Cash and cash equivalents	(1,364.1)	(1,529.0)
Debt-related derivatives	(7.2)	(10.0)

Net debt (cash)	$264.0	$61.8

Autoliv’s policy is to maintain a leverage ratio (non-U.S. GAAP measure) commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (cash) adjusted for pension liabilities in relation to EBITDA (earnings before interest taxes depreciation and amortization). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of March 31, 2015 the Company had a leverage ratio of 0.5x (see calculation table below).

Calculation of “Leverage ratio”

(Dollars in millions)

	March 31, 2015	December 31, 2014
Net debt1)	$264.0	$61.8
Pension liabilities	226.7	232.5

Debt per the Policy	$490.7	$294.3
Income before income taxes 2)	$547.2	$667.0
Plus: Interest expense, net 2),3)	68.5	58.6
Depreciation and amortization of intangibles 2),4)	305.3	305.4
EBITDA per the Policy	$921.0	$1,031.0
Leverage ratio	0.5	0.3

1) Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.

2) Latest 12-months.

3) Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.

4) Including impairment write-offs, if any.

During the quarter, total equity decreased by $217 million to $3,226 million due to negative currency effects of $111 million, $104 million for repurchased shares and $49 million for dividends. These negative effects were partially offset by $36 million from net income and $11 million from common stock incentives. Total parent shareholders’ equity was $3,211 million corresponding to $36.48 per share.

Headcount

	March 31, 2015	December 31, 2014	March 31, 2014
Headcount	61,056	60,016	57,900
Whereof: Direct workers in manufacturing	72%	72%	73%
Low Cost Countries	74%	74%	72%
Temporary personnel	15%	15%	18%

Compared to December 31, 2014 total headcount (permanent employees and temporary personnel) increased by around 1,000 people. Virtually the entire increase was in low cost countries.

Segment data

Commencing with the period starting January 1, 2015, the Company reports its results under two new segments, Passive Safety and Electronics. Passive Safety includes Autoliv’s airbag and seatbelt businesses, while Electronics integrates all of Autoliv’s electronics resources and expertise in both passive safety electronics and active safety in one organization. Corporate sales and income, capital expenditure and depreciation and amortization for the reportable segments can be found in Note 13 Segment Reporting to this report.

Passive Safety

(Dollars in millions)	Q1 2015	Q1 2014	Change		Organic change1)
Segment sales	$1,830.4	$1,951.5	(6.2)%		3.1%
Segment operating income	$63.2	$155.8	(59.4)%
Segment operating margin	3.5%	8.0%	(4.5	)pp

1) Non-U.S. GAAP measure, see reconciliation table below.

Consolidated sales declined by more than 6% to $1,830 million compared to $1,952 million in the same quarter of 2014. Excluding negative currency effects of $181 million, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was more than 3%. The organic sales growth (non-U.S. GAAP measure) was primarily driven by higher sales in Europe particularly for seatbelts and steering wheels for VW, Ford and Mercedes. In North America, Asian OEMs were the main drivers of sales growth. The reported operating margin for the segment was negatively affected by the antitrust related settlement costs and restructuring costs, primarily related to the on-going European capacity alignment program.

Electronics

(Dollars in millions)	Q1 2015	Q1 2014	Change		Organic change1)
Segment sales	$351.2	$354.8	(1.0)%		7.6%
Segment operating income	$9.0	$18.7	(51.9)%
Segment operating margin	2.5%	5.3%	(2.8	)pp

1) Non-U.S. GAAP measure, see reconciliation table below.

Consolidated sales declined by 1% to $351 million compared to $355 million in the same quarter of 2014. Excluding negative currency effects of $31 million, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was close to 8%. The organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was a result of the 31% organic sales growth (non-U.S. GAAP measure, see reconciliation table under caption “Sales by Product” above) in active safety coming mainly from Europe, particularly from premium brands. The growth was partly mitigated by a slight organic sales decline for passive safety electronics which was a result of model transitions in North America and Japan. The lower margin was a result of higher R,D&E costs, and negative currency transaction effects. One-time effects to the operating margin were negligible.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2015

(Dollars in millions)

Change vs. same quarter last year

	Passive Safety		Electronics		Other and eliminations	Total
	%	$	%	$	$	%	$
Organic change	3.1	$60.0	7.6	$27.0	$1.7	3.9	$88.7
Currency effects1)	(9.3)	(181.1)	(8.6)	(30.6)	1.3	(9.2)	(210.4)

Reported change	(6.2)	$(121.1)	(1.0)	$(3.6)	$3.0	(5.3)	$(121.7)

1) Effects from currency translations.

Headcount Segment

	March 31, 2015	December 31, 2014	March 31, 2014
Headcount Passive Safety segment	57,316	56,327	54,486
Headcount Electronics segment	3,607	3,570	3,297

The growth in passive safety headcount was in direct labor, which was needed to handle the organic sales growth (non-U.S. GAAP measure). In Electronics the headcount increase from December 31, 2014 came from the planned hiring of electronics engineers, which we intend to accelerate throughout the year.

Outlook

Mainly based on customer call-offs, the Company expects organic sales for the second quarter of 2015 to grow by around 6% compared to the same quarter of 2014. Currency translations are expected to have a negative effect of more than 10%, resulting in a consolidated sales decline of more than 4%. The adjusted operating margin, excluding costs for capacity alignments and antitrust matters, is expected to be around 9%.

The indication for the full year is for an organic sales growth of more than 6%. Consolidated sales are expected to decline by around 2% as effects from currency translations are expected to be negative by more than 8%. The indication for the adjusted operating margin is around 9.5%, excluding costs for capacity alignments and antitrust matters.

The recent volatility in the currency markets has led to a heightened uncertainty regarding the potential impact of currencies on the Company’s future results.

Autoliv has agreements with several different OEMs for new supply capacity for replacement airbag inflators for delivery during 2015 and 2016. Based on customer agreements and its own expectations the Company continues to prepare capacity for a volume of up to 25 million units, although agreed customer delivery volumes for 2016 are currently lower than previously expected. It is too early in this evolving situation to be able to determine final delivery volumes.

Our capacity alignment program continues and the Company currently expects the costs for the program to be at least $60 million for the full year 2015.

The projected tax rate, excluding any discrete items, for the full year 2015 is currently expected to be around 31% and is subject to change due to any other discrete or nonrecurring events that may occur.

Operational cash flow for the full year is expected to remain strong and to be around $0.8 billion excluding the first quarter antitrust related settlements and any other discrete items. Capital expenditures in support of our growth strategy are expected to be 5-6% of sales. Excluding capital expenditures for the inflator replacement business, capital expenditures would have been expected to be 4-5% of sales.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

OTHER RECENT EVENTS

Launches in the First Quarter 2015

Hyundai’s new Tucson/ix35 Driver airbag, passenger airbag, inflatable curtains, side airbags, seatbelts with pretensioners and safety electronics.	Renault’s new Espace Steering wheel with driver airbag, inflatable curtains, side airbags, seatbelts with pretensioners and safety electronics.	Toyota’s new Alphard Passenger airbag and inflatable curtains.

Volvo’s new XC90 Steering wheel with driver airbag, inflatable curtains, active seatbelts with pretensioners, safety electronics and pyrotechnical battery cable cutters.	Audi’s new Q7 Side airbags, active seatbelts with pretensioners, pyrotechnical battery cable cutters and night vision system.	Jaguar’s new XE Seatbelts with pretensioners and hood lifters for pedestrian protection.

Mercedes’ new GLE Coupé

Steering wheel with driver airbag, passenger airbag, knee airbag, inflatable curtains, side airbags, seatbelts with pretensioners, pyrotechnical battery cable cutters and radar system.

	Dongfeng’s new Fengdu MX6 Steering wheel with driver airbag, passenger airbag, inflatable curtains, side airbags and safety electronics.	Ssangyong’s new Tivoli Driver airbag, passenger airbag, knee airbag, inflatable curtains and side airbags.

Other Events

•	During the first quarter of 2015, the Company repurchased a total of 925,166 of its shares at an average price of $112.70 per share, totaling $104,262,748.

•	On February 16, Autoliv announced that it had elected Ms. Aicha Evans and Mr. David E. Kepler as new members of its board of directors.

•	On March 12, Autoliv communicated that it had been honored with Toyota’s Global Contribution award. This is the automaker’s highest award for suppliers, and is given in recognition of companies with outstanding performance during the past year. Additionally, Autoliv was also selected as a winner of the Superior Value Improvement Award.

•	On March 25, Autoliv announced that it had reached agreements regarding additional settlements to resolve certain direct purchasers’ global (including U.S.) or non-U.S. antitrust claims which were not covered by its earlier U.S. direct purchaser antitrust class action settlement. The total amount of these additional settlements is $81 million. The effect on Autoliv’s first quarter 2015 reported operating income is around $77 million.

•	On March 30, Autoliv published certain recast, unaudited historical financial information for the operating segments, which became operational on January 1, 2015. The information is available at: http://www.autoliv.com/Investors/Pages/Financials/default.aspx

•	Due to the recent volatility in the currency markets, which has led to a heightened uncertainty regarding the potential impact of currencies on the Company’s future results, the Company may from time to time hedge against certain specific currency transaction exposures.

•	Autoliv has decided to move its 2015 Capital Market Day to October 1-2 from the previously announced dates of June 2-3.

Dividend

On February 16, 2015, the Company declared an increased quarterly dividend to shareholders of 56 cents per share for the second quarter 2015 with the following payment schedule:

Ex-date (common stock)	May 18, 2015
Ex-date (SDRs)	May 19, 2015
Record Date	May 20, 2015
Payment Date	June 4, 2015

Next Report

Autoliv intends to publish the quarterly earnings report for the second quarter 2015 on Friday, July 17, 2015.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2015, the Company’s future contractual obligations have not changed materially from the amounts reported in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as noted below, as of March 31, 2015, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015.

Transaction Exposure and Revaluation Effects

Transaction exposure arises when transactions have terms which are denominated in a currency other than the entity’s functional currency. Revaluation effects come from the valuation of assets and liabilities of each unit denominated in other currencies other than the functional currency. The Company’s gross transaction exposure forecasted for 2015 is approximately $2.7 billion. A part of the currency flows have counter-flows in the same currency pair, which reduces the net exposure to approximately $2.1 billion per year. In the four largest net exposures, Autoliv expects to sell U.S. dollars against the Mexican Peso (17% of total net exposure), Euros against the Swedish Krona (17% of total net exposure), U.S. dollars against Korean won (8% of total net exposure) and buy Euros against the Chinese Renminbi (8% of total net exposure). Together these currencies are expected to account for almost 50% of the Company’s net currency transaction exposure. Since the Company can only effectively hedge these currency flows in the short term, periodic hedging would only reduce the impact of fluctuations temporarily. Over time, periodic hedging would postpone but not reduce the impact of fluctuations. In addition, the net exposure is limited to less than one quarter of net sales and is made up of more than 40 different currency pairs with exposures in excess of $1 million each. Autoliv does not hedge these net transaction flows. However, the Company may, from time to time, hedge certain specific transaction flows.

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

For further discussion of legal proceedings, see Note 10 Contingent Liabilities – Legal Proceedings to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Except as set forth below, as of March 31, 2015, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015.

Exchange rate risks

In addition, as a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Such risks and exposures include

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to Common Stock purchases by the Company during the fiscal first quarter of 2015.

	Nasdaq OMX Stockholm (“OMX”)		New York Stock Exchange (“NYSE”)		OMX and NYSE
Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (USD)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2015	0,000	0.00	0,000	0.00	0,000	0.00	5,349,926

February 1-28, 2015	285,289	112.6223	421,027	112.5768	706,316	112.5952	4,643,610

March 1-31, 2015	81,850	112.7414	137,000	113.1902	218,850	113.0224	4,424,760

Total	367,139	112.6489	558,027	112.7274	925,166	112.6963	4,424,760

(1) The Company is authorized to purchase up to 47.5 million shares of common stock under the stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000 and reactivated during the fourth quarter of 2013. The share repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1 *	Autoliv’s Restated Certificate of Incorporation, as amended.

3.2	Autoliv’s Second Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-12933, filing date May 6, 2014).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv, Inc. and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

4.6

Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

10.1

Amendment, dated January 27, 2015 to the Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc., incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2015.

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2015

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin

Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)