Form 10-Q
period 2015-06-30
AUTOLIV INC
filed 2015-07-17
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 13, 2015, there were 88,050,138 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net sales	$2,291.5	$2,383.0	$4,465.6	$4,678.8

Cost of sales	(1,831.5)	(1,918.8)	(3,582.3)	(3,769.3)

Gross profit	460.0	464.2	883.3	909.5

Selling, general and administrative expenses	(101.2)	(104.6)	(201.8)	(207.1)
Research, development and engineering expenses, net	(140.3)	(134.8)	(266.8)	(277.0)
Amortization of intangibles	(3.3)	(4.2)	(7.0)	(8.3)
Other income (expense), net	(6.5)	(81.2)	(119.0)	(86.0)

Operating income	208.7	139.4	288.7	331.1

Income from equity method investments	1.6	2.7	2.9	4.4
Interest income	0.6	1.3	1.0	2.5
Interest expense	(16.9)	(17.8)	(34.0)	(25.8)
Other non-operating items, net	0.5	(2.7)	0.4	(5.0)

Income before income taxes	194.5	122.9	259.0	307.2

Income tax expense	(57.7)	(39.7)	(86.5)	(92.9)

Net income	$136.8	$83.2	$172.5	$214.3

Less: Net income attributable to non-controlling interest	0.1	0.4	0.1	1.2

Net income attributable to controlling interest	$136.7	$82.8	$172.4	$213.1

Net earnings per share – basic	$1.55	$0.89	$1.95	$2.28
Net earnings per share – diluted	$1.55	$0.89	$1.95	$2.27

Weighted average number of shares outstanding, net of treasury shares (in millions)	88.0	93.2	88.2	93.6

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	88.3	93.5	88.4	93.9

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	88.1	92.8	88.1	92.8

Cash dividend per share – declared	$0.56	$0.54	$1.12	$1.06
Cash dividend per share – paid	$0.56	$0.52	$1.10	$1.04

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income	$136.8	$83.2	$172.5	$214.3

Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	20.1	(0.7)	(90.7)	(2.3)
Net change in cash flow hedges	(0.6)	—	(0.6)	—
Net change in unrealized components of defined benefit plans	2.1	0.3	4.3	0.2

Other comprehensive income (loss), before tax	21.6	(0.4)	(87.0)	(2.1)

Tax effect allocated to other comprehensive income (loss)	(0.4)	0.0	(1.1)	0.0

Other comprehensive income (loss), net of tax	21.2	(0.4)	(88.1)	(2.1)

Comprehensive income	$158.0	$82.8	$84.4	$212.2

Less: Comprehensive income attributable to non-controlling interest	0.1	0.4	0.1	0.8

Comprehensive income attributable to controlling interest	$157.9	$82.4	$84.3	$211.4

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	June 30, 2015 (unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$1,323.3	$1,529.0
Receivables, net	1,795.7	1,706.3
Inventories, net	684.1	675.5
Other current assets	241.0	225.4

Total current assets	4,044.1	4,136.2

Property, plant and equipment, net	1,434.1	1,390.2
Investments and other non-current assets	270.1	255.3
Goodwill	1,586.7	1,594.0
Intangible assets, net	70.4	67.2

Total assets	$7,405.4	$7,442.9

Liabilities and equity
Short-term debt	$93.2	$79.6
Accounts payable	1,127.3	1,091.5
Accrued expenses	793.3	720.1
Other current liabilities	211.5	247.4

Total current liabilities	2,225.3	2,138.6

Long-term debt	1,505.6	1,521.2
Pension liability	229.4	232.5
Other non-current liabilities	104.1	108.5

Total non-current liabilities	1,839.1	1,862.2

Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	3,314.0	3,240.0
Accumulated other comprehensive (loss) income	(341.2)	(253.0)
Treasury stock	(1,079.0)	(992.0)

Total controlling interest	3,325.9	3,427.1
Non-controlling interest	15.1	15.0

Total equity	3,341.0	3,442.1

Total liabilities and equity	$7,405.4	$7,442.9

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six months ended
	June 30, 2015	June 30, 2014

Operating activities
Net income	$172.5	$214.3
Depreciation and amortization	149.5	150.6
Other, net	(14.7)	(0.8)
Changes in operating assets and liabilities	(69.4)	(93.1)

Net cash provided by operating activities	237.9	271.0

Investing activities
Expenditures for property, plant and equipment	(250.0)	(208.4)
Proceeds from sale of property, plant and equipment	12.7	1.0
Acquisitions and divestitures of businesses and other, net	(9.0)	(1.7)

Net cash used in investing activities	(246.3)	(209.1)

Financing activities
Net increase in short-term debt	21.6	(96.8)
Issuance of long-term debt	—	1,253.0
Repayments and other changes in long-term debt	(8.4)	(0.7)
Dividends paid to non-controlling interest	—	(3.4)
Dividends paid	(97.1)	(97.2)
Repurchased shares	(104.4)	(191.5)
Common stock options exercised	15.6	22.1
Other, net	0.1	0.2

Net cash (used in) provided by financing activities	(172.6)	885.7

Effect of exchange rate changes on cash and cash equivalents	(24.7)	(5.7)

(Decrease) increase in cash and cash equivalents	(205.7)	941.9

Cash and cash equivalents at beginning of period	1,529.0	1,118.3

Cash and cash equivalents at end of period	$1,323.3	$2,060.2

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2015

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

2 Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB), issued the Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. For public business entities, the final guidance will be effective for fiscal years beginning after 15 December 2015, however, early adoption (including in interim periods) is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company plans to adopt this standard beginning January 1, 2016. The adoption of this standard is not expected to have a material impact for any period presented.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. The standard will be effective for annual periods after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company early adopted the standard in its interim reporting for September 30, 2014; however the adoption of ASU 2014-15 had no impact on the Company’s disclosures in the unaudited condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard was to originally be effective for public entities for annual and interim periods beginning after December 15, 2016. On July 9, 2015 the FASB decided to defer by one year the effective dates of the new standard for both public and nonpublic entities reporting under US GAAP. Early adoption would be permitted for all entities, but not before the original public entity effective date (i.e. annual and interim periods beginning after December 15, 2016). The FASB still needs to issue an Accounting Standards Update to change the effective date. The Company is currently in the process of evaluating which adoption method to use and assessing the potential impact the new standard will have on its operations and consolidated financial statements.

3 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short term maturity of these instruments.

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at June 30, 2015 were foreign exchange swaps and forward contracts. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. The forward contracts are designated as cash flow hedges of certain external purchases. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Net Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income (OCI) and reclassified into the Consolidated Statement of Net Income when the hedge transaction affects net earnings. The Company uses the forward rate with respect to the measurement of changes in fair value of cash flow hedges when revaluing foreign exchange forward contracts. There were no material reclassifications from OCI to the Consolidated Statement of Income during the six months ended June 30, 2015. There has been no ineffectiveness. There were no derivatives designated as hedging instruments outstanding as of December 31, 2014.

The Company’s derivatives are all classified as Level 2 of the fair value hierarchy and there have been no transfers between the levels during this or comparable periods.

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheet at June 30, 2015 and in the Consolidated Balance Sheet at December 31, 2014, have been presented on a gross basis. The net amounts subject to netting agreements that the Company choose not to offset are presented in footnotes. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

	June 30, 2015
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location

Derivatives designated as hedging instruments 1)

Foreign Exchange Forward Contracts, less than 1 year (cash flow hedge)	$62.6		$0.0		$0.4		Other current assets/ Other current liabilities

Foreign Exchange Forward Contracts, less than 2 year (cash flow hedge)	26.8		0.0		0.2		Other non-current assets/ Other non-current liabilities

Total derivatives designated as hedging instruments	$89.4		$0.0		$0.6

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$324.2	2)	$0.2	3)	$1.0	4)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$324.2		$0.2		$1.0

1) There is no netting since there are no offsetting contracts.

2) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $268.2 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $0.2 million.

4) Net amount after deducting for offsetting swaps under ISDA agreements is $0.9 million.

	December 31, 2014
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location

Derivatives designated as hedging instruments 1)

Foreign Exchange Forward Contracts, less than 1 year (cash flow hedge)	$—		$—		$—		Other current assets/ Other current liabilities

Foreign Exchange Forward Contracts, less than 2 year (cash flow hedge)	—		—		—		Other non-current assets/ Other non-current liabilities

Total derivatives designated as hedging instruments	$—		$—		$—

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$459.1	2)	$1.3	3)	$0.4	4)	Other current assets/ Other current liabilities

Total derivatives not designated as hedging instruments	$459.1		$1.3		$0.4

1) There is no netting since there are no offsetting contracts.

2) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $390.9 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $1.3 million.

4) Net amount after deducting for offsetting swaps under ISDA agreements is $0.4 million.

Derivatives designated as hedging instruments

The derivatives designated as hedging instruments outstanding at June 30, 2015 were Foreign Exchange Forward Contracts, classified as cash flow hedges. For the three and six months ended June 30, 2015, the gains and losses recognized in OCI on derivative effective portion, net were a loss of $0.3 million and a loss of $0.3 million, respectively, for derivative instruments designated as hedging instruments less than 1 year. For the three and six months ended June 30, 2015, the gains and losses recognized in OCI on derivative effective portion, net were a loss of $0.1 million and a loss of $0.1 million, respectively, for derivative instruments designated as hedging instruments less than 2 years.

For the three and six months ended June 30, 2014, there were no derivative instruments designated as hedging instruments.

For the three and six months ended June 30, 2015 and June 30, 2014, there were no gains and losses recognized in the Consolidated Statement of Net Income.

Derivatives not designated as hedging instruments

All amounts recognized in the Consolidated Statement of Net Income related to derivatives, not designated as hedging instruments, relate to economic hedges and thus have been materially off-set by an opposite Consolidated Statement of Net Income effect of the related financial liabilities or financial assets. The derivatives not designated as hedging instruments outstanding at June 30, 2015 were foreign exchange swaps. For the three and six months ended June 30, 2015, the gains and losses recognized in other financial items, net were a gain of $0.7 million and a loss of $1.6 million, respectively, for derivative instruments not designated as hedging instruments. For the three and six months ended June 30, 2014, the gains and losses recognized in other financial items, net were a loss of $0.5 million and a gain of $1.1 million, respectively, for derivative instruments not designated as hedging instruments. For the three and six months ended June 30, 2015 and June 30, 2014, the gains and losses recognized as interest expense were immaterial.

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

Long-term debt	June 30, 2015 Carrying value1)	June 30, 2015 Fair value	December 31, 2014 Carrying value1)	December 31, 2014 Fair value
U.S. Private placement	$1,422.8	$1,473.7	$1,424.2	$1,510.2
Medium-term notes	78.8	81.3	83.2	86.3
Other long-term debt	4.0	4.0	13.8	13.8

Total	$1,505.6	$1,559.0	$1,521.2	$1,610.3

Short-term debt
Overdrafts and other short-term debt	$76.8	$76.8	$57.8	$57.8
Short-term portion of long-term debt	16.4	16.4	21.8	21.8

Total	$93.2	$93.2	$79.6	$79.6

1) Debt as reported in balance sheet.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, including equity method investments.

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

For the three and six month periods ended June 30, 2015, the Company did not record any impairment charges on its long-lived assets.

4 Income Taxes

The effective tax rate in the second quarter of 2015 was 29.7% compared to 32.3% in the same quarter of 2014. Discrete tax items, net had a favorable impact of 4.3%, primarily related to the resolution of a prior year tax refund claim. In the second quarter of 2014, discrete tax items, net increased the tax rate by 2.0%.

The effective tax rate in the first six months of 2015 was 33.4% compared to 30.2% for the first six months of 2014. In the first six months of 2015, the net impact of discrete tax items caused a 0.7% decrease to the effective tax rate. The net impact of discrete tax items in the first six months of 2014 caused a 0.7% increase to the effective tax rate.

For the three and six month periods ended June 30, 2015, the tax rate is also negatively impacted by an unfavorable mix of earnings and tax rates by various jurisdictions compared to the same periods in the prior year.

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

As of June 30, 2015 the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the second quarter of 2015, the Company recorded a net increase of $1.1 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. In addition, the Company recorded a net decrease to income tax reserves for unrecognized tax benefits of $1.4 million relating to settlements paid to tax authorities. Of the total unrecognized tax benefits of $27.5 million recorded at June 30, 2015, $7.7 million is classified as current tax payable and $19.8 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

5 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	June 30, 2015	December 31, 2014
Raw materials	$323.0	$312.2
Work in progress	236.4	240.6
Finished products	209.3	206.0

Inventories	768.7	758.8
Inventory valuation reserve	(84.6)	(83.3)

Total inventories, net of reserve	$684.1	$675.5

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

The Company’s impairment testing will be based on the new segments: 1) Passive Safety and 2) Electronics.

Goodwill
Previous reporting units	Passive Safety Systems	Active Safety Systems1)	Total
Balance December 31, 2014	$1,586.2	$7.8	$1,594.0

New segments	Passive Safety	Electronics1)	Total
Balance January 1, 2015 before goodwill reallocation	$1,586.2	$7.8	$1,594.0
Allocation of goodwill due to change in segment reporting	(185.7)	185.7	—
Balance January 1, 2015 after goodwill reallocation	$1,400.5	$193.5	$1,594.0
Effect of currency translation	(7.3)	—	(7.3)
Balance June 30, 2015	$1,393.2	$193.5	$1,586.7

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

Second quarter of 2015

The employee-related restructuring provisions in the second quarter of 2015 mainly related to headcount reductions in high-cost countries in Europe. The cash payments mainly related to headcount reductions in high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Net Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2015 to June 30, 2015.

	March 31, 2015	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	June 30, 2015
Restructuring employee-related	$79.3	$7.4	$(0.9)	$(6.7)	$2.8	$81.9
Other	—	0.2	—	(0.2)	—	—

Total reserve	$79.3	$7.6	$(0.9)	$(6.9)	$2.8	$81.9

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions for the three and six months ended June 30, 2015 mainly relate to recall related issues. The cash paid for the three and six months ended June 30, 2015 mainly relate to recall related issues. The provisions for the three months ended June 30, 2014 mainly relate to recall related issues. The provisions for the six months ended June 30, 2014 mainly relate to warranty related issues. The cash paid for the three and six months ended June 30, 2014 mainly relate to warranty related issues.

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Reserve at beginning of the period	$47.2	$40.8	$51.3	$36.4
Change in reserve	23.1	9.3	24.9	16.6
Cash payments	(7.7)	(2.7)	(12.2)	(5.4)
Translation difference	0.3	0.3	(1.1)	0.1

Reserve at end of the period	$62.9	$47.7	$62.9	$47.7

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2015 and June 30, 2014 and are not included in the table below.

For further information on Pension Plans and Other Post-retirement Benefits, see Note 18 to the Consolidated Financial Statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$5.8	$5.2	$11.6	$10.5
Interest cost	5.2	5.4	10.5	10.7
Expected return on plan assets	(5.4)	(5.0)	(10.7)	(10.0)
Amortization prior service credit	(0.1)	(0.2)	(0.3)	(0.4)
Amortization of actuarial loss	2.5	0.8	5.0	1.5

Net Periodic Benefit Cost	$8.0	$6.2	$16.1	$12.3

10 Controlling and Non-Controlling Interest

	Three Months ended
	June 30, 2015			June 30, 2014
	Equity attributable to			Equity attributable to
	Controlling interest	Non- controlling interest	Total	Controlling interest	Non- controlling interest	Total

Balance at beginning of period	$3,210.6	$15.0	$3,225.6	$3,983.5	$16.4	$3,999.9

Total Comprehensive Income:
Net income	136.7	0.1	136.8	82.8	0.4	83.2

Foreign currency translation	20.1	(0.0)	20.1	(0.7)	(0.0)	(0.7)
Net change in cash flow hedges	(0.4)	—	(0.4)	—	—	—
Defined benefit pension plan	1.5	—	1.5	0.3	—	0.3

Total Comprehensive Income	157.9	0.1	158.0	82.4	0.4	82.8
Common Stock incentives	6.5	—	6.5	7.7	—	7.7
Cash dividends declared	(49.1)	—	(49.1)	(49.5)	—	(49.5)
Repurchased shares	—	—	—	(97.2)	—	(97.2)
Dividends paid to non-controlling interests on subsidiary shares	—	—	—	—	(0.3)	(0.3)

Balance at end of period	$3,325.9	$15.1	$3,341.0	$3,926.9	$16.5	$3,943.4

	Six Months ended
	June 30 2015			June 30, 2014
	Equity attributable to			Equity attributable to
	Controlling interest	Non- controlling interest	Total	Controlling interest	Non- controlling interest	Total

Balance at beginning of period	$3,427.1	$15.0	$3,442.1	$3,981.3	$19.1	$4,000.4

Total Comprehensive Income:
Net income	172.4	0.1	172.5	213.1	1.2	214.3

Foreign currency translation	(90.7)	(0.0)	(90.7)	(1.9)	(0.4)	(2.3)
Net change in cash flow hedges	(0.4)	—	(0.4)	—	—	—
Defined benefit pension plan	3.0	—	3.0	0.2	—	0.2

Total Comprehensive Income	84.3	0.1	84.4	211.4	0.8	212.2
Common Stock incentives	17.4	—	17.4	24.0	—	24.0
Cash dividends declared	(98.5)	—	(98.5)	(98.3)	—	(98.3)
Repurchased shares	(104.4)	—	(104.4)	(191.5)	—	(191.5)
Dividends paid to non-controlling interests on subsidiary shares	—	—	—	—	(3.4)	(3.4)

Balance at end of period	$3,325.9	$15.1	$3,341.0	$3,926.9	$16.5	$3,943.4

11 Contingent Liabilities

Legal Proceedings

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters. Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, and with the exception of losses resulting from the antitrust proceedings described below, it is the opinion of management that the various legal proceedings and investigations to which the Company currently is a party will not have a material adverse impact on the consolidated financial position and cash flows of Autoliv, but the Company cannot provide assurance that Autoliv will not experience material litigation, product liability or other losses in the future.

In October 2014, one of the Company’s Brazilian subsidiaries received a notice of deficiency from the state tax authorities from the state of São Paulo, Brazil which, primarily, alleged violations of ICMS (VAT) payments and improper warehousing documentation. The aggregate assessment for all alleged violations was R$58 million (approximately $18.5 million), inclusive of fines, penalties and interest. The Company believes the full amount assessed is baseless, that it has reasonable legal and factual defenses to the assessment and, consequently, plans to defend its interests vigorously. The duration or ultimate outcome of the matter currently cannot be predicted or estimated at this time, including an estimate of the amount of loss or range of loss, and no accrual for the assessment has been made as of June 30, 2015.

In March 2015, the Company was informed of an investigation being conducted in Turkey by the Directorate of Kocaeli Customs Custody, Smuggling and Enquiry into the Company’s import and customs payment structure and the associated import taxes and fees for the period of 2006–2012. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has made no provision for any expenses as of June 30, 2015 with respect to this investigation.

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

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for a similar investigation. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of June 30, 2015. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

In August 2014, the Competition Commission of South Africa (the “CCSA”) contacted the Company regarding an investigation into the Company’s sales of occupant safety systems in South Africa. The Company is cooperating with the CCSA. The Company cannot predict the duration, scope or ultimate outcome of this investigation and the Company is unable to estimate the loss or a range of loss, or predict the reporting periods in which any such loss may be recorded. Consequently, the Company has not recorded a provision for loss as of June 30, 2015 with respect to this investigation. Also, since the Company’s plea agreement with the DOJ involved the actions of employees of a Japanese subsidiary of the Company, the Japan Fair Trade Commission is evaluating whether to initiate an investigation.

On July 6, 2015, the Company learned that the General Superintendence of the Administrative Council for Economic Defense (“CADE”) in Brazil had initiated an investigation of an alleged cartel involving sales in Brazil of seatbelts, airbags and steering wheels by the Company’s Brazilian subsidiary and the Brazilian subsidiary of a competitor. The Company’s policy is to cooperate with governmental investigations. The Company cannot predict the duration, scope or ultimate outcome of this matter, including the amount of a possible loss or range of loss. The Company has not recorded a provision for loss as of June 30, 2015 with respect to this investigation.

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

Specifically, the Company, several of its subsidiaries and its competitors are defendants in a total of nineteen purported antitrust class action lawsuits filed between July 2012 and June 2015. Fifteen of these lawsuits were filed in the U.S. and have been consolidated in the Occupant Safety Systems (OSS) segment of the Automobile Parts Antitrust Litigation, a Multi-District Litigation (MDL) proceeding in the United States District Court for the Eastern District of Michigan.

On May 30, 2014, the Company, without admitting any liability, entered into separate settlement agreements with representatives of each of the three classes of plaintiffs in the MDL, not including the recent truck dealer class action described below, subject to final approval by the MDL court following notice to the settlement class, an opportunity to object or opt-out of the settlement, and a fairness hearing. Pursuant to the settlement agreements, the Company agreed to pay $40 million to the direct purchaser settlement class, $6 million to the auto dealer settlement class, and $19 million to the end-payor settlement class, for a total of $65 million. This amount was expensed during the second quarter of 2014. In exchange, the plaintiffs agreed that the plaintiffs and the settlement classes would release Autoliv from all claims regarding their U.S. purchases that were or could have been asserted on behalf of the class in the MDL. In July 2014, the three settlements received preliminary court approval. Following notice to the direct purchaser settlement class and the receipt of opt-out notices from members of that class, the class settlement amount was by the terms of the settlement agreement reduced to approximately $35.5 million. Following a fairness hearing on December 3, 2014, the MDL court on January 7, 2015 entered an order granting final approval to the direct purchaser class settlement. Notices to the settlement classes and the fairness hearings for the other two class settlements have been deferred by the plaintiffs and the MDL court for processing with additional, future settlements due to the cost of giving notice to large settlement classes. The three class settlements will not resolve any claims of settlement class members who opt out of the settlements or the claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities.

In March 2015, Autoliv reached agreements regarding additional settlements to resolve certain direct purchasers’ global (including U.S.) or non-U.S. antitrust claims which were not covered by its U.S. direct purchaser settlement described above. The total amount of these additional settlements was $81 million. In entering into these agreements, Autoliv did not admit any liability and settled for the purpose of avoiding the uncertainty, risk, expense and distraction of potential litigation or other adversarial proceedings and in the interest of maintaining positive relationships with its customers.

In June 2015, a class action lawsuit was filed against the Company in the United States District Court for the Eastern District of Michigan by truck dealers seeking to represent a class of truck and equipment dealers that directly or indirectly purchased occupant safety products in the U.S. As in the other class actions, plaintiffs generally alleged that the Company and its competitors who were also named as defendants have engaged in long-running global conspiracies to fix the prices of the subject products in violation of antitrust laws and unfair or deceptive trade practice statues. Plaintiffs are seeking treble damages for their direct purchases and for their indirect purchases in states whose laws permit antitrust damages claims by indirect purchasers. This lawsuit was assigned to the MDL court and will be processed as part of the MDL. The Company is currently unable to predict the duration or ultimate outcome of this lawsuit and the Company cannot estimate the financial impact this class action will have, including an amount of loss or range of loss. No provision for a loss has been recorded as of June 30, 2015.

The remaining four antitrust class action lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013; M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013; Ewert v. Autoliv, Inc. et al., filed in the Supreme Court of British Columbia on July 18, 2013; and Cindy Retallick and Jagjeet Singh Rajput v. Autoliv ASP, Inc. et al., filed in the Queen’s Bench of the Judicial Center of Regina in the province of Saskatchewan on May 14, 2014). The Canadian cases assert claims on behalf of putative classes of both direct and indirect purchasers of occupant safety systems. The Company denies the overly broad allegations of these lawsuits and intends to defend itself in these cases. While it is probable that the Company will incur losses as a result of these Canadian antitrust cases, the duration or ultimate outcome of these cases currently cannot be predicted or estimated and no provision for a loss has been recorded as of June 30, 2015. There is currently no timeline for class certification or discovery in the Canadian cases. These class actions have been stayed pending proceedings in certain earlier-filed auto parts cases.

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

The table in Note 8 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and six month periods ended June 30, 2015 and June 30, 2014.

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

For the three and six months ended June 30, 2015, approximately 2 thousand shares of common stock, respectively, were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the three months ended March 31, 2015 and March 31, 2014 approximately 0.2 million and 0.3 million shares of common stock, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

During the six months ended June 30, 2015 and June 30, 2014 approximately 0.2 million and 0.4 million shares of common stock, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted average shares basic	88.0	93.2	88.2	93.6
Effect of dilutive securities: - stock options/share awards	0.3	0.3	0.2	0.3

Weighted average shares diluted	88.3	93.5	88.4	93.9

13 Segment Information

As of January 1, 2015 the Company changed its operating structure and now has two operating segments, Passive Safety and Electronics. Passive Safety includes Autoliv’s airbag and seatbelt businesses, while Electronics combines all of Autoliv’s electronics resources and expertise in both passive safety electronics and active safety. The change in operating structure, by integrating the passive electronics and active safety businesses into the new segment Electronics, has been made in order to more efficiently manage the Company’s business operations and allow for future growth. Additionally, changes made to the internal financial information and operating results of the new operating segments are regularly reviewed by the Company’s chief operating decision maker to assess the performance of the individual operating segments and make decisions about resources to be allocated to the operating segments. The Company began reporting its results under the two new operating segments, Passive Safety and Electronics, commencing with its quarterly report for the period ending March 31, 2015. The Company has also recasted the corresponding items of segment information for the three and six month periods ended June 30, 2014 as set forth below.

	Three months ended		Six months ended
Net sales, including Intersegment Sales	June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	2015	2014	2015	2014
Passive Safety	$1,925.3	$2,013.8	$3,755.7	$3,965.3
Electronics	377.1	380.5	$728.3	$735.3
Total segment sales	$2,302.4	$2,394.3	$4,484.0	$4,700.6
Corporate and other	2.9	5.2	7.1	9.2
Intersegment sales	(13.8)	(16.5)	(25.5)	(31.0)
Total net sales	$2,291.5	$2,383.0	$4,465.6	$4,678.8

	Three months ended		Six months ended
Income before Income Taxes	June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	2015	2014	2015	2014
Passive Safety	$195.7	$110.3	$258.9	$266.0
Electronics	11.9	18.1	$20.9	$36.8
Segment operating income	$207.6	$128.4	$279.8	$302.8
Corporate and other	1.1	11.0	8.9	28.3
Interest and other non-operating expenses, net	(15.8)	(19.2)	(32.6)	(28.3)
Income from equity method investments	1.6	2.7	2.9	4.4
Income before income taxes	$194.5	$122.9	$259.0	$307.2

	Three months ended		Six months ended
Capital Expenditures	June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	2015	2014	2015	2014
Passive Safety	$101.2	$97.1	$222.4	$177.5
Electronics	13.1	18.0	24.7	30.5
Corporate and other	0.9	0.1	2.9	0.4
Total capital expenditures	$115.2	$115.2	$250.0	$208.4

	Three months ended		Six months ended
Depreciation and Amortization	June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	2015	2014	2015	2014
Passive Safety	$63.7	$64.3	$125.5	$126.2
Electronics	11.1	11.1	21.8	21.5
Corporate and other	1.0	1.4	2.2	2.9
Total depreciation and amortization	$75.8	$76.8	$149.5	$150.6

	As of
Segment Assets	June 30,	December 31,
(Dollars in millions)	2015	2014
Passive Safety	$5,590.8	$5,782.3
Electronics	787.8	713.9
Segment assets	$6,378.6	$6,496.2
Corporate and other1)	1,026.8	946.7
Total assets	$7,405.4	$7,442.9

1) Corporate and other assets mainly consist of cash and cash equivalents, income taxes and equity method investments.

14 Subsequent Events

There were no reportable events subsequent to June 30, 2015.

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

EXECUTIVE OVERVIEW

The Company’s strong organic sales growth (non-U.S. GAAP measure) continued in the second quarter of 2015. The Company’s ability to continue to grow even when a growth market such as China slows down, demonstrates its global strength. Europe and North America were the drivers, showing solid, balanced increases for both passive and active safety products.

The Company recently entered into two important agreements. One is a license agreement with Volvo Car Corporation which will enable the Company to broaden its active safety offering and improve its time to market for several important features for active safety and automation. The second is a definitive agreement to acquire the automotive business of MACOM which will expand the Company’s capabilities in active safety through the addition of GPS module related products. Together these two initiatives bring further important building blocks for preventive safety and the automated driving system of the future car.

The Company continues to see positive signs in Western Europe, but it is still a long way from the all-time high. The Company is executing on its capacity alignment program and increasing its efforts further in order to create an effective future European footprint. In North America, the total light vehicle production shows only modest growth, however the market seems stable with monthly annualized sales volumes of around 17 million vehicles. This situation is beneficial for the Company as it can optimize production for high capacity utilization.

High interest in active safety products in both Europe and North America led to strong organic growth (non-U.S. GAAP measure) of 28% year to date. To a large extent this was driven by more attractive offerings from car manufacturers and more consumers selecting various active safety packages when buying new vehicles which drives growth.

There is uncertainty regarding the market development in China and the Company is taking action to address the situation. The Company is implementing tight cost controls and at the same time continuing its investment and engineering efforts in China. These measures will enable the Company to fully capitalize on the long term growth which it believes the Chinese light vehicle market will enjoy. In the short term the Company is negatively affected by the slowdown in vehicle production, lower delivery volumes from launches and negative vehicle mix including model transitions.

The recall of defective inflators produced by another supplier continues and the Company is focused on supporting its customers as needed. Currently, the Company estimates that it will deliver up to 20 million inflators mainly in 2015 and 2016, but it is very difficult to determine the final delivery volumes.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of June 30		Six months ended or as of June 30
	2015	2014	2015	2014

Total parent shareholders’ equity per share	$37.75	$42.32	$37.75	$42.32
Operating working capital 1)	$639	$640	$639	$640
Capital employed 6)	$3,610	$3,647	$3,610	$3,647
Net debt (cash) 1)	$269	$(296)	$269	$(296)
Net debt to capitalization, % 11)	7	n/a	7	n/a

Gross margin, % 2)	20.1	19.5	19.8	19.4
Operating margin, % 3)	9.1	5.8	6.5	7.1

Return on total equity, % 7)	16.7	8.4	10.3	10.8
Return on capital employed, % 8)	23.7	15.8	16.5	18.9

No. of employees at period-end 9)	52,536	48,613	52,536	48,613
Headcount at period-end 10)	62,018	58,810	62,018	58,810
Days receivables outstanding 4)	72	71	74	72
Days inventory outstanding 5)	31	30	32	30

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

7) Net income relative to average total equity

8) Operating income and equity in earnings of affiliates, relative to average capital employed

9) Employees with a continuous employment agreement, recalculated to full time equivalent heads

10) Employees plus temporary, hourly workers

11) Net debt in relation to capital employed

THREE MONTHS ENDED JUNE 30, 2015 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2014

Market overview

Light Vehicle Production Development

Change vs. same quarter last year
	China	Japan	RoA	Americas	Europe	Total
LVP1)	2.2%	(10.8)%	1.3%	(0.9)%	0.5%	(0.3)%

1) Source: IHS July 16, 2015.

During the three month period from April to June 2015, global LVP is estimated by IHS to have been virtually flat compared to the same quarter in 2014. This was down 1pp from IHS’s expectation at the beginning of the quarter.

In China, which accounts for around 16% of Autoliv’s sales, LVP grew by more than 2%, more than 6pp less than the April estimate.

In Japan, which accounts for around 7% of Autoliv’s sales, LVP declined by close to 11%, more than 2pp worse than the April estimate.

In the RoA, which represents 10% of Autoliv’s sales, LVP increased by more than 1%, 3pp better than the April estimate.

In the Americas, which accounts for around one third of Autoliv’s sales, LVP declined by less than 1%, more than 2pp worse than in the April estimate. In North America, LVP increased by more than 2%, which was in line with the April estimate. In South America, the decline was 17%, close to 12pp more than the decline expected in IHS’s April estimate.

In Europe, where Autoliv currently generates around one third of its sales, LVP increased by less than 1%, which was more than 2pp better than IHS’s April estimate. In Western Europe, LVP grew by more than 4%, in Eastern Europe, LVP declined by close to 7%, both 2pp better than the April estimate.

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

Consolidated sales declined by close to 4% to $2,292 million compared to $2,383 million in the same quarter of 2014. Excluding negative currency translation effects of $237 million, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was 6.1%, compared to the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) of “around 6%” expected at the beginning of the quarter.

Sales by Product

Change vs. same quarter last year		Reported (U.S. GAAP)	Currency effects1)	Organic change3)
	Sales (MUSD)
Airbags2)	$1,264.0	(2.3)%	(9.4)%	7.1%
Seatbelts2)	664.0	(8.3)%	(11.2)%	2.9%
Passive Safety Electronics	231.4	(6.1)%	(6.8)%	0.7%
Active Safety	132.1	12.0%	(13.6)%	25.6%
Total	$2,291.5	(3.8)%	(9.9)%	6.1%

1) Effects from currency translations. 2) Including Corporate and other sales. 3) Non-GAAP measure, see reconciliation table below.

The organic sales growth (non-U.S. GAAP measure, see reconciliation table below) of airbag products (including steering wheels) was mainly driven by driver airbags and inflatable curtains in Europe and North America, steering wheels in Europe and increased replacement inflator sales.

The organic sales growth (non-U.S. GAAP measure, see reconciliation table below) in seatbelt products was a result of strong sales growth in North America and Europe, partly offset by lower sales in China and Japan. The trend of higher sales for more advanced and higher value-added seatbelt systems continued globally.

Organic sales (non-U.S. GAAP measure, see reconciliation table below) for passive safety electronics products (mainly airbag control modules and remote sensing units) grew strongly in South Korea, offset by a sales decline in Japan. Other markets were virtually flat.

The strong organic sales growth (non-U.S. GAAP measure, see reconciliation table below) for active safety products (automotive radars, night vision systems and cameras with driver assist systems) was driven by radar and vision systems. Radar related products particularly contributed, primarily as a result of Mercedes’ increased demand for driving assistance products. Sales of vision systems to BMW also contributed.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2015

(Dollars in millions)

	Airbag Products2)		Seatbelt Products2)		Passive Safety Electronics		Active Safety		Total
	%	$	%	$	%	$	%	$	%	$
Organic change	7.1	$92.3	2.9	$21.0	0.7	$1.6	25.6	$30.2	6.1	$145.1
Currency effects1)	(9.4)	(122.6)	(11.2)	(81.4)	(6.8)	(16.6)	(13.6)	(16.0)	(9.9)	(236.6)

Reported change	(2.3)	$(30.3)	(8.3)	$(60.4)	(6.1)	$(15.0)	12.0	$14.2	(3.8)	$(91.5)

1) Effects from currency translations. 2) Including Corporate and other sales.

Sales by Region

Change vs. same quarter last year
		Sales (MUSD)	Reported (U.S. GAAP)	Currency effects1)	Organic change2)
Asia		$758.0	(3.2)%	(5.1)%	1.9%
Whereof:	China	$365.7	(2.8)%	0.3%	(3.1)%
	Japan	$154.1	(13.9)%	(15.9)%	2.0%
	Rest of Asia	$238.2	4.4%	(5.8)%	10.2%
Americas		$821.8	3.7%	(4.5)%	8.2%
Europe		$711.7	(11.8)%	(19.8)%	8.0%
Global		$2,291.5	(3.8)%	(9.9)%	6.1%

1) Effects from currency translations. 2) Non-U.S. GAAP measure, see reconciliation table below.

The organic sales growth (non-U.S. GAAP measure, see reconciliation table below) of more than 6% in the quarter was mainly a result of strong growth in Europe and North America, particularly to non-US OEMs, which was partly offset by an organic sales decline in China.

Autoliv’s sales in Asia in the quarter were $758 million.

Sales from Autoliv’s companies in China declined organically (non-U.S. GAAP measure, see reconciliation table below) by more than 3% in the quarter. The decline was a result of an unfavorable vehicle mix and model transitions with global OEMs, which was partly mitigated by sales growth with Chinese OEMs.

Organic sales (non-U.S. GAAP measure, see reconciliation table below) from Autoliv’s companies in Japan increased by 2% in the quarter. The sales increase was mainly due to inflator replacement sales but also due to strong growth with models from Nissan and Lexus, which was partly mitigated by sales decreases for models from Mitsubishi and Honda.

Organic sales (non-U.S. GAAP measure, see reconciliation table below) from Autoliv’s companies in the Rest of Asia (RoA) grew by more than 10% in the quarter. This was primarily driven by sales increases in South Korea, particularly for models from Hyundai, Kia and Nissan. In Thailand, models from Mitsubishi and Isuzu also contributed to the growth. The growth was partly mitigated by lower sales for models from Samsung and Chevrolet.

For Autoliv’s companies in the Americas, the sales development was mixed for the quarter. In North America, strong organic sales growth (non-U.S. GAAP measure) of almost 9% was mainly driven by Asian and European brands, particularly models from Honda, Acura, Kia and Mercedes. Sales of replacement inflators also contributed to the growth. Sales in South America (Brazil) declined due to a 17% drop in LVP mainly affecting Autoliv through lower sales to models from Ford, GM and Fiat.

The strong organic sales growth (non-U.S. GAAP measure, see reconciliation table below) of 8% in the quarter from Autoliv’s companies in Europe was driven by sales increases for a number of OEMs, positive product mix and active safety products. Primary drivers were models from VW, Mercedes, Fiat and Jeep.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2015

(Dollars in millions)

	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	(3.1)	$(11.8)	2.0	$3.6	10.2	$23.4	8.2	$65.2	8.0	$64.7	6.1	$145.1
Currency effects1)	0.3	1.3	(15.9)	(28.5)	(5.8)	(13.3)	(4.5)	(36.2)	(19.8)	(159.9)	(9.9)	(236.6)

Reported change	(2.8)	$(10.5)	(13.9)	$(24.9)	4.4	$10.1	3.7	$29.0	(11.8)	$(95.2)	(3.8)	$(91.5)

1) Effects from currency translations.

Earnings

(Dollars in millions, except per share data)	Three months ended June 30, 2015	Three months ended June 30, 2014	Change
Net Sales	$2,291.5	$2,383.0	(3.8)%

Gross profit	$460.0	$464.2	(0.9)%
% of sales	20.1%	19.5%	0.6pp

S,G&A	$(101.2)	$(104.6)	(3.3)%
% of sales	(4.4)%	(4.4)%	0.0pp

R,D&E net	$(140.3)	$(134.8)	4.0%
% of sales	(6.1)%	(5.7)%	(0.4)pp

Operating income	$208.7	$139.4	49.7%
% of sales	9.1%	5.8%	3.3pp

Income before taxes	$194.5	$122.9	58.3%

Tax rate	29.7%	32.3%	(2.6)pp

Net income	$136.8	$83.2	64.4%

Net income attributable to controlling interest	$136.7	$82.8	65.0%

Earnings per share, diluted1)	$1.55	$0.89	74.2%

1) Assuming dilution and net of treasury shares.

The gross profit for the second quarter 2015 was slightly lower than the same quarter 2014, primarily as a result of negative currency translation impacts. However, the gross margin improved by 0.6pp to 20.1%, from 19.5% in the same quarter 2014, mainly as a result of positive product mix, favorable currency effects, and raw material savings. These positive effects were partly offset by costs related to the investments for capacity and growth.

Operating income increased by $69 million to $209 million, or 9.1% of sales. The second quarter of 2014 was negatively affected by around $70 million for costs related to settlements for class actions in the United States.

Selling, General and Administrative (S,G&A) expenses decreased by more than $3 million.

Research, Development & Engineering (R,D&E) expenses, net increased by more than $5 million compared to the same quarter in the prior year. At comparable currency rates the increase in R,D&E, net was almost $20 million or 0.4pp.

Costs of $7 million related to capacity alignments and close to $1 million related to antitrust matters reduced operating margin by 0.4pp in the second quarter, compared to 3.5pp in the same quarter of 2014.

Income before taxes increased by $72 million. Income attributable to controlling interest was $137 million, an increase of $54 million from the second quarter of 2014.

The effective tax rate in the second quarter of 2015 was 29.7% compared to 32.3% in the same quarter of 2014. Discrete items, net decreased the tax rate in the quarter by 4.3pp. In the second quarter of 2014, discrete tax items net and an unfavorable mix increased the tax rate by 2.0pp.

Earnings per share (EPS) was $1.55 compared to $0.89 for the same period one year ago. The EPS was positively affected by 49 cents from lower costs for capacity alignments and antitrust matters, 9 cents by lower number of shares outstanding, 6 cents by higher operating income and 5 cents by lower effective tax rate. These positive effect were partly offset by 7 cents from negative currency translation effects.

The weighted average number of shares outstanding assuming dilution decreased to 88.3 million compared to 93.5 million in the second quarter of 2014 mainly due to the share repurchase program.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2014

Market overview

Light Vehicle Production Development

Year over year change
	China	Japan	RoA	Americas	Europe	Total
LVP1)	6.3%	(9.1)%	0.6%	(1.2)%	2.2%	1.3%

1) Source: IHS July 16, 2015.

For the first six months of 2015, global LVP is estimated by IHS to have increased by more than 1% compared to the first six months of 2014. This was in line with IHS’s expectation from the beginning of the year.

In China, which accounts for around 16% of Autoliv’s sales, LVP grew by more than 6%, a decrease of 1pp compared to the January 2015 estimate.

In Japan, which accounts for around 7% of Autoliv’s sales, LVP declined by more than 9%, over 2pp worse compared to the January 2015 estimate.

In the RoA, which accounts for 10% of Autoliv’s sales, LVP increased by close to 1%, compared to an increase of close to 2% expected at the beginning of 2015.

In the Americas, which makes up around one third of Autoliv’s sales, LVP decreased by more than 1%, a decrease of 3pp compared to IHS’s growth expectation of 2% from the beginning of the year. In North America, the increase was 2% compared to close to 3% expected at the beginning of the year. In South America, the decrease was close to 16%, more than 13pp worse than the January 2015 estimate.

In Europe, where Autoliv currently generates around one third of its sales, LVP grew by more than 2% which was more than 5pp better than IHS’s estimate in January. In Western Europe, LVP grew by more than 4%, more than 4pp better than estimated at the beginning of the year. In Eastern Europe, LVP decreased by close to 2%, an improvement of close to 7pp compared to the January 2015 estimate.

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

For the first six months of 2015 consolidated sales decreased to $4,466 million from $4,679 million for the same period in 2014. Excluding currency effects, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was 5%. All regions of the Company, except China and Japan, showed organic sales growth (non-U.S. GAAP measure, see reconciliation table below) for the first six months.

Sales by Product

Year over year change		Reported (U.S. GAAP)	Currency effects1)	Organic change3)
	Sales (MUSD)
Airbags2)	$2,445.1	(4.0)%	(9.1)%	5.1%
Seatbelts2)	$1,317.4	(7.7)%	(10.8)%	3.1%
Passive Safety Electronics	$444.6	(7.4)%	(6.5)%	(0.9)%
Active Safety	$258.5	15.0%	(13.4)%	28.4%
Total	$4,465.6	(4.6)%	(9.6)%	5.0%

1) Effects from currency translations. 2) Including Corporate and other sales. 3) Non-U.S. GAAP measure, see reconciliation table below.

Sales of airbag products (including steering wheels) were favorably impacted by higher sales of replacement inflators, steering wheels, and inflatable curtains.

Sales of seatbelt products were particularly strong in North America and Europe. The global trend towards more advanced and higher value-added seatbelt systems continued globally.

Organic sales (non-U.S. GAAP measure, see reconciliation table below) for passive safety electronics products (mainly airbag control modules and remote sensing units) were virtually flat.

The strong increase in sales of active safety products (automotive radars, night vision systems and cameras with driver assist systems) resulted from growth particularly for radar related products primarily as a result of Mercedes’ increased demand for driving assistance. Sales of vision systems to BMW also contributed.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2015

(Dollars in millions)

	Airbag Products2)		Seatbelt Products2)		Passive Safety Electronics		Active Safety		Total
	%	$	%	$	%	$	%	$	%	$
Organic change	5.1	$130.5	3.1	$43.9	(0.9)	$(4.4)	28.4	$63.8	5.0	$233.8
Currency effects1)	(9.1)	(232.0)	(10.8)	(153.9)	(6.5)	(31.0)	(13.4)	(30.1)	(9.6)	(447.0)

Reported change	(4.0)	$(101.5)	(7.7)	$(110.0)	(7.4)	$(35.4)	15.0	$33.7	(4.6)	$(213.2)

1) Effects from currency translations. 2) Including Corporate and other sales.

Sales by Region

Year over year change			Reported (U.S. GAAP)	Currency effects1)	Organic change2)
		Sales (MUSD)
Asia		$1,479.8	(4.2)%	(5.2)%	1.0%
Whereof:	China	$720.1	(1.7)%	(0.9)%	(0.8)%
	Japan	$306.7	(16.3)%	(14.8)%	(1.5)%
	Rest of Asia	$453.0	1.7%	(4.1)%	5.8%
Americas		$1,570.0	1.7%	(4.0)%	5.7%
Europe		$1,415.8	(11.0)%	(19.2)%	8.2%
Global		$4,465.6	(4.6)%	(9.6)%	5.0%

1) Effects from currency translations. 2) Non-U.S. GAAP measure, see reconciliation table below.

For the first six months of 2015, sales in the Americas represent 35% of total sales, Asia (China, Japan, RoA) 33%, and Europe 32%. Sales continue to be balanced across the regions. Growth was particularly strong in Europe and North America.

Sales from Autoliv’s companies in China declined organically (non-U.S. GAAP measure, see reconciliation table below) by close to 1%. This was the result of a negative model mix combined with unfavorable model transitions, which was partly mitigated by strong sales to certain local OEMs.

Organic sales (non-U.S. GAAP measure, see reconciliation table below) from Autoliv’s companies in Japan declined by close to 2% in the first six months. The decline was primarily driven by the lower vehicle production, which was almost entirely offset by sales of replacement inflators and strong sales of models from Nissan and Lexus.

Organic sales (non-U.S. GAAP measure, see reconciliation table below) from Autoliv’s companies in the RoA grew by close to 6%. The growth was primarily driven by strong sales growth in Thailand, primarily with models from Mitsubishi and Isuzu, along with sales growth in India driven by models from Hyundai.

Organic sales (non-U.S. GAAP measure, see reconciliation table below) from Autoliv’s companies in the Americas increased by close to 6% and were positively impacted by sales growth to non-US OEM’s in North America, mainly models from Hyundai/Kia, Mercedes, Honda and Acura, sales of replacement inflators also contributed.

Organic sales (non-U.S. GAAP measure, see reconciliation table below) from Autoliv’s companies in Europe increased rapidly by more than 8%. Models from VW, Mercedes, Ford, Fiat, Jeep and Jaguar-Land Rover were the strongest growth contributors.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2015

(Dollars in millions)

	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	(0.8)	$(6.0)	(1.5)	$(5.4)	5.8	$26.0	5.7	$88.1	8.2	$131.1	5.0	$233.8
Currency effects1)	(0.9)	(6.6)	(14.8)	(54.2)	(4.2)	(18.5)	(4.0)	(61.5)	(19.2)	(306.2)	(9.6)	(447.0)

Reported change	(1.7)	$(12.6)	(16.3)	$(59.6)	1.6	$7.5	1.7	$26.6	(11.0)	$(175.1)	(4.6)	$(213.2)

1) Effects from currency translations.

Earnings

(Dollars in millions, except per share data)	Six months ended June 30, 2015	Six months ended June 30, 2014	Change
Net Sales	$4,465.6	$4,678.8	(4.6)%

Gross profit	$883.4	$909.5	(2.9)%
% of sales	19.8%	19.4%	0.4pp

S,G&A	$(201.8)	$(207.1)	(2.6)%
% of sales	(4.5)%	(4.4)%	(0.1)pp

R,D&E net	$(266.8)	$(277.0)	(3.7)%
% of sales	(6.0)%	(5.9)%	(0.1)pp

Operating income	$288.7	$331.1	(12.8)%
% of sales	6.5%	7.1%	(0.6)pp

Income before taxes	$259.0	$307.2	(15.7)%

Tax rate	33.4%	30.2%	3.2pp

Net income	$172.5	$214.3	(19.5)%

Net income attributable to controlling interest	$172.4	$213.1	(19.1)%

Earnings per share, diluted1)	$1.95	$2.27	(14.1)%

1) Assuming dilution and net of treasury shares.

Gross profit for the first six months 2015 decreased by $26 million, primarily as a result of negative currency translation impact. Gross margin increased by 0.4pp compared to the same period 2014, mainly as a result of positive currency effects and positive product mix partly offset by costs related to the investments for capacity and growth.

Operating income decreased by $42 million to $289 million. Operating margin was 6.5% for the first half of the year, a decline of 0.6pp compared to the same period prior year. The lower operating margin was primarily a result of higher costs related to the ongoing capacity alignment and for settlements of antitrust related matters, as well as increased R,D&E costs. The negative effects were partly offset by favorable currency effects, as well as lower raw material prices.

Selling, General and Administrative (S,G&A) expenses decreased by more than $5 million.

R,D&E expenses, net decreased by more than $10 million compared to the same period prior year. At comparable currency rates the increase in R,D&E, net was more than $10 million mainly driven by increases in Electronics.

Income before taxes decreased by $48 million to $259 million, $6 million more than the decrease in operating income, mainly due to higher interest expense.

Net income attributable to controlling interest amounted to $172 million compared to $213 million for the first six months of 2014. Income tax expense was $87 million compared to $93 million in 2014. The effective tax rate was 33.4% compared to 30.2% for the same six month period last year. Discrete tax items, net, decreased the tax rate in 2015 by 0.7pp, compared to the same period in 2014 when discrete tax items, net increased the tax rate by 0.7pp.

EPS amounted to $1.95 assuming dilution compared to $2.27 for 2014. EPS assuming dilution was negatively affected by capacity alignments and legal costs by 48 cents. This negative effect was mainly offset by lower number of shares outstanding by 11 cents.

The weighted average number of shares outstanding assuming dilution decreased to 88.4 million compared to 92.4 million for the full year 2014.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations during the second quarter amounted to $154 million compared to $86 million in the same quarter of 2014. The increase was primarily related to the payment of antitrust settlement amounts in the second quarter of 2014 affecting the year over year comparison. Cash flow from operations less net cash used in investing activities for the second quarter 2015 was $39 million compared to negative $29 million during the same quarter of 2014, a difference of $68 million. Capital expenditures, net, of $109 million were $33 million more than depreciation and amortization expense in the quarter and $5 million less than capital expenditures during the second quarter of 2014.

Operations in the first six months of 2015 generated $238 million in cash. For the first six months of 2015 cash flow from operations less net cash used in investing activities was negative $8 million. This compares to $271 million and $62 million, respectively, for the same period in 2014. The decrease was mainly due to the higher payment of antitrust and capacity alignment related costs. Capital expenditures net, amounted to $237 million and depreciation and amortization totalled $150 million for the first six months of 2015 compared to $207 million and $151 million, respectively, for the same period in 2014.

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

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	June 30, 2015	December 31, 2014
Total current assets	$4,044.1	$4,136.2
Total current liabilities	(2,225.3)	(2,138.6)

Working capital	1,818.8	1,997.6
Cash and cash equivalents	(1,323.3)	(1,529.0)
Short-term debt	93.2	79.6
Derivative (asset) and liability, current	1.2	(0.8)
Dividends payable	49.3	47.9

Operating working capital	$639.2	$595.3

During the second quarter, operating working capital (non-U.S. GAAP measure, see reconciliation table above) increased to 7.1% of sales from 6.3% on March 31, 2015. The increase was due to timing of payments. The Company targets that working capital in relation to the last 12-month sales should not exceed 10%.

Account receivables decreased in relation to sales to 72 days outstanding from 76 days outstanding on March 31, 2015, but increased from 71 days outstanding on June 30, 2014. Days inventory outstanding was 31 days, unchanged from March 31, 2014, but up from 30 days on June 30, 2014.

As part of efficiently managing the Company’s overall cost of funds, we routinely enter into “debt-related derivatives” (DRD) as part of our debt management. Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company’s debt. DRD are fair value adjustments to the carrying value of the underlying debt. Included in the DRD is also the unamortized fair value adjustment related to a discontinued fair value hedge which will be amortized over the remaining life of the debt. By adjusting for DRD, the total financial liability of net debt is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of “Net debt” to GAAP financial measure

(Dollars in millions)

	June 30, 2015	March 31, 2015	December 31, 2014
Short-term debt	$93.2	$124.3	$79.6
Long-term debt	1,505.6	1,511.0	1,521.2

Total debt	1,598.8	1,635.3	1,600.8
Cash and cash equivalents	(1,323.3)	(1,364.1)	(1,529.0)
Debt-related derivatives	(7.0)	(7.2)	(10.0)

Net debt	$268.5	$264.0	$61.8

The Company’s net debt position (non-U.S. GAAP measure, see reconciliation table above) increased by $5 million during the quarter to $269 million at June 30, 2015. Gross interest-bearing debt decreased by $36 million to $1,599 million. Autoliv’s net debt (non-U.S. GAAP measure, see reconciliation table above) increased by $207 million to $269 million compared to December 31, 2014.

Calculation of “Leverage ratio”

(Dollars in millions)

	June 30, 2015	December 31, 2014
Net debt 1)	$268.5	$61.8
Pension liabilities	229.4	232.5

Debt per the Policy	$497.9	$294.3
Income before income taxes 2)	$618.8	$667.0
Plus: Interest expense, net 2,3)	68.3	58.6
Depreciation and amortization of intangibles 2,4)	304.3	305.4

EBITDA per the Policy	$991.4	$1,031.0
Leverage ratio	0.5	0.3

1) Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.

2) Latest 12-months.

3) Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.

4) Including impairment write-offs, if any.

Autoliv’s policy is to maintain a leverage ratio (non-U.S. GAAP measure, see calculation in the table above) commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (non-U.S. GAAP measure, see reconciliation table above) adjusted for pension liabilities in relation to EBITDA (earnings before interest taxes depreciation and amortization). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of June 30, 2015 the Company had a leverage ratio of 0.5x.

During the second quarter of 2015, total equity increased by $115 million to $3,341 million due to $137 million from net income, $20 million from positive currency effects and $6 million from common stock incentives. These positive effects were partly offset by $49 million for dividends in the second quarter of 2015. Total parent shareholders’ equity was $3,326 million corresponding to $37.75 per share as of June 30, 2015. Total equity decreased by $101 million during the first six months of 2015 compared to December 31, 2014, due to $104 million from repurchased shares, $98 million from dividends and around $91 million from negative currency effects. These unfavorable effects were offset by net income of $172 million and common stock incentives of $17 million.

Headcount

	June 30, 2015	March 31, 2015	June 30, 2014
Headcount	62,018	61,056	58,810
Whereof: Direct workers in manufacturing	72%	72%	72%
Low Cost Countries	74%	74%	72%
Temporary personnel	15%	15%	17%

Compared to March 31, 2015 total headcount (permanent employees and temporary personnel) increased by around 1,000 people. Close to 300 of these people were in high cost countries.

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

Passive Safety

(Dollars in millions)	Three months ended June 30, 2015	Three months ended June 30, 2014	Change		Organic change1)
Segment sales	$1,925.3	$2,013.8	(4.4)%		5.7%
Segment operating income	$195.7	$110.3	77.5%
Segment operating margin	10.2%	5.5%	4.7	pp

1) Non-U.S. GAAP measure, see reconciliation table below.

Consolidated sales declined by more than 4% to $1,925 million compared to $2,014 million in the same quarter of 2014. Excluding negative currency translation effects of $203 million, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was close to 6%. All regions except China showed organic growth in the quarter. The higher margin was a result of benefits from the higher organic sales, positive product mix and favorable raw material prices as well as lower costs for antitrust related matters compared to the same quarter last year.

(Dollars in millions)	Six months ended June 30, 2015	Six months ended June 30, 2014	Change		Organic change1)
Segment sales	$3,755.7	$3,965.3	(5.3)%		4.4%
Segment operating income	$258.9	$266.0	(2.7)%
Segment operating margin	6.9%	6.7%	0.2	pp

Consolidated sales declined by more than 5% to $3,756 million compared to $3,965 million in the same period of 2014. Excluding negative currency translation effects of $384 million, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was more than 4%. The organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was primarily driven by higher sales in Europe and North America. The reported operating margin for the segment was negatively affected by the antitrust related settlement costs and restructuring costs, primarily related to the on-going European capacity alignment program

Electronics

(Dollars in millions)	Three months ended June 30, 2015	Three months ended June 30, 2014	Change		Organic change1)
Segment sales	$377.1	$380.5	(0.9)%		8.3%
Segment operating income	$11.9	$18.1	(34.3)%
Segment operating margin	3.2%	4.8%	(1.6	)pp

1) Non-U.S. GAAP measure, see reconciliation table below.

Consolidated sales were slightly negative compared to the same quarter of 2014. Excluding negative currency translation effects of $35 million, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was more than 8%. The organic sales growth (non-U.S. GAAP measure, see reconciliation table below) in electronics was a result of the 26% organic sales growth (non-U.S. GAAP measure, see reconciliation table below) in active safety coming from Europe and North America, particularly from premium brands. Sales for passive safety electronics was virtually flat as a result of an increase with Hyundai/Kia in South Korea offset by a decrease in Japan. The lower margin was a result of higher R,D&E costs, and negative currency transaction effects.

(Dollars in millions)	Six months ended June 30, 2015	Six months ended June 30, 2014	Change		Organic change1)
Segment sales	$728.3	$735.3	(1.0)%		8.0%
Segment operating income	$20.9	$36.8	(43.3)%
Segment operating margin	2.9%	5.0%	(2.1	)pp

Consolidated sales declined by 1% compared to the same period 2014. Excluding negative currency translation effects of $66 million, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was 8%. The organic sales growth (non-U.S. GAAP measure, see reconciliation table below) in electronics was a result of the 28% organic sales growth (non-U.S. GAAP measure, see reconciliation table below) in active safety coming mainly from radar system sales to Mercedes and vision system sales to BMW. Organic sales (non-U.S. GAAP measure) of passive safety electronics declined by almost 1%. The lower margin was a result of higher R,D&E costs, and negative currency transaction effects.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2015

(Dollars in millions)

	Passive Safety		Electronics		Other and eliminations	Total
	%	$	%	$	$	%	$
Organic change	5.7	$114.3	8.3	$31.7	$(0.9)	6.1	$145.1
Currency effects1)	(10.1)	(202.9)	(9.2)	(35.1)	1.4	(9.9)	(236.6)

Reported change	(4.4)	$(88.6)	(0.9)	$(3.4)	$0.5	(3.8)	$(91.5)

1) Effects from currency translations.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2015

(Dollars in millions)

	Passive Safety		Electronics		Other and eliminations	Total
	%	$	%	$	$	%	$
Organic change	4.4	$174.4	8.0	$58.7	$0.7	5.0	$233.8
Currency effects1)	(9.7)	(384.0)	(9.0)	(65.7)	2.7	(9.6)	(447.0)

Reported change	(5.3)	$(209.6)	(1.0)	$(7.0)	$3.4	(4.6)	$(213.2)

1) Effects from currency translations.

Headcount

	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Headcount Passive Safety segment	58,112	57,316	56,327	55,177
Headcount Electronics segment	3,770	3,607	3,570	3,518

The growth in passive safety headcount was in direct labor, which was needed to handle the sales growth. In Electronics the headcount increase from December 31, 2014 as well as from March 31, 2015 came mainly from the planned hiring of electronics engineers, which will continue throughout the year.

Outlook

Mainly based on our customer call-offs we expect organic sales for the third quarter of 2015 to grow by more than 7% compared to the same quarter of 2014. Currency translations are expected to have a negative effect of more than 9%, resulting in a consolidated sales decline of less than 2%. The adjusted operating margin, excluding acquisitions and costs for capacity alignments, antitrust and related matters, is expected to be around 9%.

The indication for the full year is for an organic sales growth of more than 6%. Consolidated sales are expected to decline by close to 2% as effects from currency translations are expected to be negative by more than 8%. The indication for the adjusted operating margin is around 9.5%, excluding acquisitions and costs for capacity alignments antitrust and related matters.

Autoliv has agreements with several OEMs for supply of replacement airbag inflators for delivery. Based on customer agreements and our own expectations we now expect delivery volumes of up to 20 million units mainly in 2015 and 2016. It remains too early in this evolving situation to be able to estimate final volumes.

Our capacity alignment program continues and the Company now expects the costs for the program to be more than $90 million for the full year 2015 due to increased activities compared to the previous estimate.

The projected tax rate, excluding any discrete items, for the full year 2015 is currently expected to be around 31% and is subject to change due to any other discrete or nonrecurring events that may occur.

Operational cash flow for the full year is expected to remain strong and to be around $0.8 billion excluding antitrust related matters and any other discrete items. Capital expenditures in support of our growth strategy are expected to be 5-6% of sales for the full year, which is an increase from the normal level of 4-5% of sales mainly due to the replacement inflator business.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

OTHER RECENT EVENTS

Launches in the Second Quarter 2015

Honda’s new Pilot

Inflatable curtains, side airbags, seatbelts with pretensioners and radar system.

Haval’s new H8

Driver airbag with steering wheel, passenger airbag, inflatable curtains, side airbags, safety electronics and seatbelts with pretensioners.

Mercedes’ new GLC

Active seatbelts with pretensioners and radar system.

VW’s new Touran

Passenger airbag, side airbags and active seatbelts with pretensioners.

Ford’s new Taurus

Passenger airbag, inflatable curtains, side airbags and safety electronics.

Renault’s new Kadjar

Driver airbag with steering wheel, inflatable curtains, side airbags and safety electronics.

Haima’s new M6

Driver airbag with steering wheel, passenger airbag, inflatable curtains, side airbags, safety electronics and seatbelts with pretensioners.

Jaguar’s new XF

Seatbelts with pretensioners and hood lifter for pedestrian protection.

Kia’s new Optima/K5

Active seatbelts with pretensioners.

Other Events

•	On June 4, Autoliv announced that it had earned Ford Motor Company’s 2014 Safety Supplier of the Year and 2014 Gold Supplier of the Year for its facility in La Pobla de Vallbona, Spain.

•	Autoliv will hold its Capital Markets Day on October 1-2, 2015.

•	On July 6, 2015, the Brazilian antitrust authority (“CADE”) announced an investigation of an alleged cartel involving sales in Brazil of seatbelts, airbags and steering wheels by the Company’s Brazilian subsidiary and the Brazilian subsidiary of a competitor. The Company’s policy is to cooperate with governmental investigations. We cannot predict the duration, scope or ultimate outcome of this matter.

•	On July 16, 2015 Autoliv and Volvo Car Corporation (VCC) signed a license agreement for advanced driver assistance algorithms. Autoliv will pay a license fee to VCC in order to get access to certain active safety features.

Among the advanced driver assistance algorithms included in the agreement are Automatic Emergency Braking for both pedestrian and vehicles, meeting EuroNCAP 2016 requirements, Lane Keep Assist, Automatic Cruise Control, Pilot Assist, Rear Collision Warning and Mitigation, Distance alert and Road sign information.

Together with Autoliv’s own algorithms sensors and control systems, the license agreement with a world leading car manufacturer strengthens the Company’s active safety offering to all automotive manufacturers.

•	On July 16, 2015, Autoliv ASP entered into a Stock Purchase Agreement (the “Purchase Agreement”) with M/A-COM Technology Solutions Inc. (“Seller”), M/A-COM Auto Solutions Inc. (“M/A-COM Auto”) and, for the limited purposes set forth therein, M/A-COM Technology Solutions Holdings, Inc. (“Holdings”), pursuant to which Autoliv ASP will purchase all of the common stock of M/A-COM Auto from Seller. Prior to the closing and pursuant to a separate Contribution Agreement, Seller and Holdings will transfer to M/A-COM Auto all of the assets and certain liabilities of the automotive module business of Seller and Holdings, which designs, develops and sells integrated global positioning system modules and electronic horizon control units for commercial automotive applications.

Autoliv ASP will pay in cash a purchase price of $100 million, subject to adjustments for working capital, outstanding indebtedness of M/A-COM Auto and certain other expenses related to the transaction. In addition to the purchase price, Autoliv ASP agreed to pay Seller an earn-out payment of up to a total of $30 million based on the achievement of revenue-based benchmark amounts for electronic horizon control units through September 30, 2019 as specified in the Purchase Agreement. In addition, Seller has agreed to perform consulting services for Autoliv ASP over a 2-year period for up to a total of $15 million in fees pursuant to a separate consulting agreement.

The entire amount paid for the Company, including the base purchase price and any amounts paid as part of the earn-out pursuant to the Purchase Agreement and any amounts paid pursuant to the Consulting Agreement, will be treated as part of the purchase price for accounting purposes.

The consummation of the transactions contemplated by the Stock Purchase Agreement, which is subject to customary closing conditions (including expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), is expected to occur during the third quarter of 2015.

Dividend

On May 5, 2015, the Company declared a quarterly dividend to shareholders of 56 cents per share for the third quarter 2015 with the following payment schedule:

Ex-date (common stock)	August 18, 2015
Ex-date (SDRs)	August 19, 2015
Record Date	August 20, 2015
Payment Date	September 3, 2015

Next Report

Autoliv intends to publish the quarterly earnings report for the third quarter of 2015 on Friday, October 23, 2015.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2015, the Company’s future contractual obligations have not changed materially from the amounts reported in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as noted below, as of June 30, 2015, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015.

Transaction Exposure and Revaluation Effects.

Transaction exposure arises when transactions have terms which are denominated in a currency other than the entity’s functional currency. Revaluation effects come from the valuation of assets and liabilities of each unit denominated in other currencies other than the functional currency. The Company’s gross transaction exposure forecasted for 2015 is approximately $2.7 billion. A part of the currency flows have counter-flows in the same currency pair, which reduces the net exposure to approximately $2.1 billion per year. In the four largest net exposures, Autoliv expects to sell U.S. dollars against the Mexican Peso (16% of total net exposure), Euros against the Swedish Krona (16% of total net exposure), U.S. dollars against Korean won (10% of total net exposure) and buy Euros against the Chinese Renminbi (6% of total net exposure). Together these currencies are expected to account for almost 50% of the Company’s net currency transaction exposure. Since the Company can only effectively hedge these currency flows in the short term, periodic hedging would only reduce the impact of fluctuations temporarily. Over time, periodic hedging would postpone but not reduce the impact of fluctuations. In addition, the net exposure is limited to less than one quarter of net sales and is made up of more than 40 different currency pairs with exposures in excess of $1 million each. Autoliv does not hedge these net transaction flows. However, the Company may, from time to time, hedge certain specific transaction flows. At June 30, 2015 there were foreign exchange forward contracts outstanding, designated as cash flow hedges, with a nominal value of $89 million. There were no such contracts outstanding at March 31, 2015.

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

Except as set forth below, as of June 30, 2015, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the second quarter of 2015, Autoliv made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under the stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000 and reactivated during the fourth quarter of 2013. Under the existing authorizations, another 4.4 million shares may be repurchased. The share repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2015).

3.2	Autoliv’s Second Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-12933, filing date May 6, 2014).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv, Inc. and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

4.6	Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

10.1	Amendment, dated January 27, 2015 to the Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc., incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2015).

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 17, 2015

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin

Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)