Form 10-Q
period 2015-09-30
AUTOLIV INC
filed 2015-10-23
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 20, 2015, there were 88,082,558 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv, Inc. (“Autoliv,” the “Company” or “we”) or its management believes or anticipates may occur in the future. All forward-looking statements including without limitation, management’s examination of historical operating trends and data as well as estimates of future sales, operating margin, cash flow, effective tax rate or other future operating performance or financial results are based upon our current expectations, various assumptions and data available from third parties. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “will,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives and the market reaction thereto; changes in general industry and market conditions or regional growth or decline; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other postretirement benefits including higher funding requirements for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation; our ability to protect our intellectual property rights or infringement claims; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement.

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net sales	$2,184.5	$2,208.0	$6,650.1	$6,886.8

Cost of sales	(1,744.4)	(1,781.6)	(5,326.7)	(5,550.9)

Gross profit	440.1	426.4	1,323.4	1,335.9

Selling, general and administrative expenses	(101.3)	(101.0)	(303.1)	(308.1)
Research, development and engineering expenses, net	(130.4)	(135.7)	(397.2)	(412.7)
Amortization of intangibles	(4.2)	(4.1)	(11.2)	(12.4)
Other income (expense), net	(46.4)	(10.8)	(165.4)	(96.8)

Operating income	157.8	174.8	446.5	505.9

Income from equity method investments	0.6	1.4	3.5	5.8
Interest income	0.8	1.6	1.8	4.1
Interest expense	(15.6)	(19.4)	(49.6)	(45.2)
Other non-operating items, net	8.2	(1.9)	8.6	(6.9)

Income before income taxes	151.8	156.5	410.8	463.7

Income tax expense	(52.7)	(49.8)	(139.2)	(142.7)

Net income	$99.1	$106.7	$271.6	$321.0

Less: Net income attributable to non-controlling interest	0.2	0.2	0.3	1.4

Net income attributable to controlling interest	$98.9	$106.5	$271.3	$319.6

Net earnings per share – basic	$1.12	$1.16	$3.08	$3.44
Net earnings per share – diluted	$1.12	$1.16	$3.07	$3.43

Weighted average number of shares outstanding, net of treasury shares (in millions)	88.1	91.6	88.2	92.9

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	88.3	91.9	88.4	93.2

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	88.1	90.5	88.1	90.5

Cash dividend per share – declared	$0.56	$0.54	$1.68	$1.60
Cash dividend per share – paid	$0.56	$0.54	$1.66	$1.58

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income	$99.1	$106.7	$271.6	$321.0

Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	(75.6)	(89.7)	(166.2)	(92.0)
Net change in cash flow hedges	1.1	—	0.6	—
Net change in unrealized components of defined benefit plans	2.5	0.6	6.9	0.8

Other comprehensive income (loss), before tax	(72.0)	(89.1)	(158.7)	(91.2)

Tax effect allocated to other comprehensive income (loss)	(0.8)	(0.2)	(2.2)	(0.2)

Other comprehensive income (loss), net of tax	(72.8)	(89.3)	(160.9)	(91.4)

Comprehensive income	$26.3	$17.4	$110.7	$229.6

Less: Comprehensive income attributable to non-controlling interest	(0.1)	0.4	0.0	1.2

Comprehensive income attributable to controlling interest	$26.4	$17.0	$110.7	$228.4

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	September 30, 2015 (unaudited)	December 31, 2014
Assets
Cash and cash equivalents	$1,181.1	$1,529.0
Receivables, net	1,688.8	1,706.3
Inventories, net	692.8	675.5
Other current assets	250.5	225.4

Total current assets	3,813.2	4,136.2

Property, plant and equipment, net	1,422.3	1,390.2
Investments and other non-current assets	256.3	255.3
Goodwill	1,668.0	1,594.0
Intangible assets, net	133.6	67.2

Total assets	$7,293.4	$7,442.9

Liabilities and equity
Short-term debt	$53.5	$79.6
Accounts payable	1,032.3	1,091.5
Accrued expenses	824.4	720.1
Other current liabilities	201.8	247.4

Total current liabilities	2,112.0	2,138.6

Long-term debt	1,499.5	1,521.2
Pension liability	229.0	232.5
Other non-current liabilities	133.9	108.5

Total non-current liabilities	1,862.4	1,862.2

Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	3,363.3	3,240.0
Accumulated other comprehensive (loss) income	(413.2)	(253.0)
Treasury stock	(1,075.5)	(992.0)

Total controlling interest	3,306.7	3,427.1
Non-controlling interest	12.3	15.0

Total equity	3,319.0	3,442.1

Total liabilities and equity	$7,293.4	$7,442.9

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine months ended
	September 30, 2015	September 30, 2014

Operating activities
Net income	$271.6	$321.0
Depreciation and amortization	229.6	228.0
Other, net	(12.9)	20.6
Changes in operating assets and liabilities	(59.1)	(86.2)

Net cash provided by operating activities	429.2	483.4

Investing activities
Expenditures for property, plant and equipment	(347.7)	(326.8)
Proceeds from sale of property, plant and equipment	14.0	1.3
Acquisitions and divestitures of businesses and other, net	(138.2)	(1.7)

Net cash used in investing activities	(471.9)	(327.2)

Financing activities
Net increase in short-term debt	(18.6)	(86.9)
Issuance of long-term debt	—	1,253.0
Repayments and other changes in long-term debt	(12.2)	(1.1)
Dividends paid to non-controlling interest	—	(4.9)
Dividends paid	(146.4)	(146.6)
Repurchased shares	(104.4)	(430.0)
Common stock options exercised	17.3	23.4
Other, net	1.9	0.4

Net cash (used in) provided by financing activities	(262.4)	607.3

Effect of exchange rate changes on cash and cash equivalents	(42.8)	(35.1)

(Decrease) increase in cash and cash equivalents	(347.9)	728.4

Cash and cash equivalents at beginning of period	1,529.0	1,118.3

Cash and cash equivalents at end of period	$1,181.1	$1,846.7

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2015

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

2 Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB), issued the Accounting Standards Update (ASU) 2015-16, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The adoption of this standard is not expected to have a material impact for any periods presented.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard was originally to be effective for public entities for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), that defers the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating which adoption method to use and assessing the potential impact the new standard will have on its operations and consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this standard is not expected to have a material impact for any periods presented.

In April 2015, the FASB, issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. For public business entities, the final guidance will be effective for fiscal years beginning after December 15, 2015; however, early adoption (including in interim periods) is permitted. Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements. An entity is also required in the year of adoption to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company plans to adopt this standard beginning January 1, 2016. The adoption of this standard is not expected to have a material impact for any periods presented.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. The standard will be effective for annual periods after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company early adopted the standard in its interim reporting for September 30, 2014; however the adoption of ASU 2014-15 had no impact on the Company’s disclosures in the unaudited condensed consolidated financial statements.

3 Business Combinations

M/A-COM Automotive Solutions Business

On August 17, 2015, Autoliv completed the acquisition of the “Automotive Solutions” business of M/A-COM Technology Solutions Holdings, Inc. (MACOM) headquartered in Lowell, Massachusetts, which is a carve-out of the automotive business of MACOM, through the acquisition of all of the shares of M/A-COM Auto Solutions, Inc., a MACOM subsidiary, for approximately $99 million in cash (as adjusted), $15 million of deferred purchase price payable over two years, plus up to an additional $30 million in cash based on the achievement of revenue based earn-out targets through September 30, 2019. The transaction has been accounted for as a business combination.

The “Automotive Solutions” business of MACOM is a supplier of integrated, embedded Global Positioning System (GPS) modules to the automotive industry. The business includes technical, commercial and manufacturing support employees focused on the design, development and production of GPS modules. Other technologies and intellectual property acquired in the transaction are various Radio Frequency (RF) and antenna products (hardware and software) and Electronic Horizon, which is an advanced driver assistance system connecting navigation and GPS data to improve safety, fuel efficiency and reduce emissions. The acquisition expands the Company’s capability in the Electronics market and provides additional building blocks to its portfolio in automated driving.

The operating results of the MACOM “Automotive Solutions” business have been included in the Consolidated Statements of Net Income since the date of the acquisition. The acquired business is being reported in the Electronics reportable segment. From the date of the acquisition through September 30, 2015, the MACOM “Automotive Solutions” business reported net sales and operating income of $10.6 million and $0.3 million, respectively. Operating income from the date of the acquisition through September 30, 2015, included $1.7 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of acquired inventory. The total purchase accounting inventory fair value step-up adjustments included in the balance sheet at the acquisition date was $1.7 million.

The acquisition related costs were immaterial and were accounted for as Selling, general and administrative expenses in the Consolidated Statement of Net Income as of September 30, 2015.

The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented.

The fair value of acquired accounts receivable, net was determined to be $11.5 million as of the acquisition date. The gross contractual amounts receivable of $12.2 million included $0.7 million that is not expected to be collected.

The acquisition date fair value of the total consideration transferred is presented in the table below:

Acquisition consideration	August 17, 2015 Fair value
Cash	98.9
Earn-out	25.0
Deferred purchase consideration	14.6

Total consideration transferred	$138.5

The fair value of the earn-out of $25 million is based on a range of estimated probability of revenue scenarios. The fair value of the earn-out and deferred purchase consideration were determined using the discounted cash flow method of the income approach. The estimated undiscounted outcomes are in the range of $0 - 30 million.

The following table summarizes the recognized preliminary fair values of identifiable assets acquired and liabilities assumed as of the acquisition date:

Amounts recognized as of acquisition date	August 17, 2015 Fair value
Assets:
Receivables	$11.5
Inventories	6.0
Other current assets	0.1
Property, plant and equipment	0.1
Intangibles	43.8
Goodwill	84.9

Total assets	$146.4

Liabilities:
Accounts payable	$7.6
Accrued expenses	0.3

Total liabilities	$7.9
Net assets acquired	$138.5

Acquired Intangibles consist of the fair value of a customer contract of $36.9 million and certain technology and intellectual property of $6.9 million. The customer contract will be amortized straight-line over 4 years and the technology and intellectual property will be amortized straight-line over 7.5 years.

The recognized goodwill of $84.9 million reflects expected synergies from combining the Active Safety operations of the Company and the acquired “Automotive Solutions” business from MACOM and intangible assets that do not qualify for separate recognition. The goodwill is expected to be fully deductible for tax purposes and has been assigned to the Electronics reportable segment.

The amounts recognized for intangible assets and goodwill are preliminary pending finalization of valuation efforts.

4 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short term maturity of these instruments. The fair value of the contingent consideration relating to the MACOM acquisition is re-measured on a recurring basis (See Note 3, Business Combinations above).

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at September 30, 2015 were foreign exchange swaps and forward contracts. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. The forward contracts are designated as cash flow hedges of certain external purchases. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

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

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheet at September 30, 2015 and in the Consolidated Balance Sheet at December 31, 2014, have been presented on a gross basis. The net amounts subject to netting agreements that the Company choose not to offset are presented in footnotes. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

	September 30, 2015
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location

Derivatives designated as hedging instruments 1)

Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$61.2		$0.6		$0.0		Other current assets/ Other current liabilities

Foreign exchange forward contracts, less than 2 year (cash flow hedge)	25.5		0.2		0.0		Other non-current assets/ Other non-current liabilities

Total derivatives designated as hedging instruments	$86.7		$0.8		$0.0

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$427.4	2)	$0.2	3)	$0.4	4)	Other current assets/ Other current liabilities

Total derivatives not designated as hedging instruments	$427.4		$0.2		$0.4

1) There is no netting since there are no offsetting contracts.

2) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $352.9 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $0.2 million.

4) Net amount after deducting for offsetting swaps under ISDA agreements is $0.3 million.

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

Derivatives designated as hedging instruments

The derivatives designated as hedging instruments outstanding at September 30, 2015 were Foreign exchange forward contracts, classified as cash flow hedges. For the three and nine months ended September 30, 2015, the gains and losses recognized in OCI on derivative effective portion, net were a gain of $0.9 million and a gain of $0.6 million, respectively, for derivative instruments designated as hedging instruments less than 1 year. For the three and nine months ended September 30, 2015, the gains and losses recognized in OCI on derivative effective portion, net were a gain of $0.3 million and a gain of $0.2 million, respectively, for derivative instruments designated as hedging instruments less than 2 years.

For the three and nine months ended September 30, 2015, the gains and losses reclassified from OCI and recognized in the Consolidated Statement of Net Income, net were a gain of $0.2 million and a gain of $0.2 million, respectively. There has been no ineffectiveness recorded during 2015.

For the three and nine months ended September 30, 2014, there were no derivative instruments designated as hedging instruments, therefore there were no gains or losses recognized in the Consolidated Statement of Net Income.

Derivatives not designated as hedging instruments

All amounts recognized in the Consolidated Statement of Net Income related to derivatives, not designated as hedging instruments, relate to economic hedges and thus have been materially off-set by an opposite Consolidated Statement of Net Income effect of the related financial liabilities or financial assets. The derivatives not designated as hedging instruments outstanding at September 30, 2015 were foreign exchange swaps. For the three and nine months ended September 30, 2015, the gains and losses recognized in other non-operating items, net were a gain of $0.6 million and a loss of $1.0 million, respectively, for derivative instruments not designated as hedging instruments. For the three and nine months ended September 30, 2014, the gains and losses recognized in other non-operating items, net were a gain of $0.8 million and a gain of $1.9 million, respectively, for derivative instruments not designated as hedging instruments. For the three and nine months ended September 30, 2015 and September 30, 2014, the gains and losses recognized as interest expense were immaterial.

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

Long-term debt	September 30, 2015 Carrying value1)	September 30, 2015 Fair value	December 31, 2014 Carrying value1)	December 31, 2014 Fair value
U.S. Private placement	$1,422.2	$1,503.6	$1,424.2	$1,510.2
Medium-term notes	77.2	79.4	83.2	86.3
Other long-term debt	0.1	0.1	13.8	13.8

Total	$1,499.5	$1,583.1	$1,521.2	$1,610.3

Short-term debt
Overdrafts and other short-term debt	$53.3	$53.3	$57.8	$57.8
Short-term portion of long-term debt	0.2	0.2	21.8	21.8

Total	$53.5	$53.5	$79.6	$79.6

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

For the three and nine month periods ended September 30, 2015, the Company did not record any material impairment charges on its long-lived assets.

5 Income Taxes

The effective tax rate in the third quarter of 2015 was 34.7% compared to 31.9% in the same quarter of 2014. Discrete tax items, net had a favorable impact of 0.4%. In the third quarter of 2014, discrete tax items, net decreased the tax rate by 0.2%.

The effective tax rate in the first nine months of 2015 was 33.9% compared to 30.8% for the first nine months of 2014. In the first nine months of 2015, the net impact of discrete tax items caused a 0.6% decrease to the effective tax rate. The net impact of discrete tax items in the first nine months of 2014 caused a 0.4% increase to the effective tax rate.

For the three and nine month periods ended September 30, 2015, the tax rate has also been negatively impacted by an unfavorable mix of earnings and tax rates by various jurisdictions compared to the same periods in the prior year.

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

As of September 30, 2015 the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the third quarter of 2015, the Company recorded a net decrease of $0.6 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. During the quarter, the Company recorded a net decrease of $1.9 million to income tax reserves for unrecognized tax benefits of prior years due to the lapse of the applicable statute of limitations. Of the total unrecognized tax benefits of $25.0 million recorded at September 30, 2015, $6.6 million is classified as current tax payable and $18.4 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

6 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	September 30, 2015	December 31, 2014
Raw materials	$335.7	$312.2
Work in progress	241.0	240.6
Finished products	201.7	206.0

Inventories	778.4	758.8
Inventory valuation reserve	(85.6)	(83.3)

Total inventories, net of reserve	$692.8	$675.5

7 Goodwill

Due to the new segment reporting effective as of January 1, 2015, the goodwill allocated to the previous reporting unit Passive Safety Systems has been reallocated to the new segments, Passive Safety and Electronics. The allocation was made based on the relative fair values of the two new segments as of January 1, 2015, see table below. The estimated relative fair values of the businesses transferred were determined using the discounted cash flow method taking into account expected long-term operating cash flow performance (for further information, see Note 1, Summary of significant accounting policies to the Consolidated Financial Statements, in the Company’s Annual Report on Form 10-K). The amount of goodwill held in the previous Active Safety Systems reporting unit was allocated to the new Electronics segment as this old reporting unit rolls up fully into the new Electronics segment.

Goodwill
Previous reporting units	Passive Safety Systems	Active Safety Systems1)	Total
Balance December 31, 2014	$1,586.2	$7.8	$1,594.0

New segments	Passive Safety	Electronics1)	Total
Balance January 1, 2015 before goodwill reallocation	$1,586.2	$7.8	$1,594.0
Allocation of goodwill due to change in segment reporting	(185.7)	185.7	—
Balance January 1, 2015 after goodwill reallocation	$1,400.5	$193.5	$1,594.0
Goodwill from business combination	—	84.9	84.9
Effect of currency translation	(10.9)	—	(10.9)
Balance September 30, 2015	$1,389.6	$278.4	$1,668.0

1) As of January 1, 2015, the goodwill amount related to the reporting unit Active Safety Systems was allocated to the Electronics segment, shown in the table above.

8 Restructuring

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

Third quarter of 2015

The employee-related restructuring provisions and cash payments in the third quarter of 2015 mainly related to headcount reductions in high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Net Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2015 to September 30, 2015.

	June 30, 2015	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	September 30, 2015
Restructuring employee-related	$81.9	$41.1	$(0.1)	$(12.5)	$(0.5)	$109.9

Total reserve	$81.9	$41.1	$(0.1)	$(12.5)	$(0.5)	$109.9

Second quarter of 2015

The employee-related restructuring provisions and cash payments in the second quarter of 2015 mainly related to headcount reductions in high-cost countries in Europe. The changes in the employee-related reserves were charged against Other income (expense), net in the Consolidated Statements of Net Income. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2015 to June 30, 2015.

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

9 Product-Related Liabilities

The Company has reserves for product risks. Such reserves are related to product performance issues including recall, product liability and warranty issues. For further explanation, see Note 12 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions for the three months ended September 30, 2015 mainly relate to warranty related issues. The provisions for the nine months ended September 30, 2015 mainly relate to recall related issues. The cash paid for the three months ended September 30, 2015 mainly relate to warranty related issues. The cash paid for the nine months ended September 30, 2015 mainly relate to recall related issues. The provisions for the three and nine months ended September 30, 2014 mainly relate to recall related issues. The cash paid for the three and nine months ended September 30, 2014 mainly relate to warranty related issues.

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Reserve at beginning of the period	$62.9	$47.7	$51.3	$36.4
Change in reserve	7.9	11.3	32.8	27.9
Cash payments	(6.7)	(6.8)	(18.9)	(12.2)
Translation difference	(0.5)	(0.9)	(1.6)	(0.8)

Reserve at end of the period	$63.6	$51.3	$63.6	$51.3

10 Retirement Plans

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2015 and September 30, 2014 and are not included in the table below.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service cost	$5.7	$5.3	$17.3	$15.8
Interest cost	5.3	5.2	15.8	15.9
Expected return on plan assets	(5.3)	(5.0)	(16.0)	(15.0)
Amortization prior service credit	(0.2)	(0.2)	(0.5)	(0.6)
Amortization of actuarial loss	2.5	0.7	7.5	2.2

Net Periodic Benefit Cost	$8.0	$6.0	$24.1	$18.3

11 Controlling and Non-Controlling Interest

	Three Months ended
	September 30, 2015			September 30, 2014
	Equity attributable to			Equity attributable to
	Controlling interest	Non- controlling interest	Total	Controlling interest	Non- controlling interest	Total

Balance at beginning of period	$3,325.9	$15.1	$3,341.0	$3,926.9	$16.5	$3,943.4

Total Comprehensive Income:
Net income	98.9	0.2	99.1	106.5	0.2	106.7

Foreign currency translation	(75.2)	(0.4)	(75.6)	(89.9)	0.2	(89.7)
Net change in cash flow hedges	1.1	—	1.1	—	—	—
Defined benefit pension plan	1.7	—	1.7	0.4	—	0.4

Total Comprehensive Income	26.5	(0.2)	26.3	17.0	0.4	17.4
Common Stock incentives	3.6	—	3.6	3.4	—	3.4
Cash dividends declared	(49.3)	—	(49.3)	(48.6)	—	(48.6)
Repurchased shares	—	—	—	(238.4)	—	(238.4)
Dividends paid to non-controlling interests on subsidiary shares	—	—	—	—	(1.5)	(1.5)
Investment in subsidiary by non-controlling interest	—	1.6	1.6	—	—	—

Purchase of subsidiary shares from non-controlling interests	—	(4.2)	(4.2)	—	—	—

Balance at end of period	$3,306.7	$12.3	$3,319.0	$3,660.3	$15.4	$3,675.7

	Nine Months ended
	September 30, 2015			September 30, 2014
	Equity attributable to			Equity attributable to
	Controlling interest	Non- controlling interest	Total	Controlling interest	Non- controlling interest	Total

Balance at beginning of period	$3,427.1	$15.0	$3,442.1	$3,981.3	$19.1	$4,000.4

Total Comprehensive Income:
Net income	271.3	0.3	271.6	319.6	1.4	321.0

Foreign currency translation	(165.9)	(0.3)	(166.2)	(91.8)	(0.2)	(92.0)
Net change in cash flow hedges	0.6	—	0.6	—	—	—
Defined benefit pension plan	4.7	—	4.7	0.6	—	0.6

Total Comprehensive Income	110.7	0.0	110.7	228.4	1.2	229.6
Common Stock incentives	20.9	—	20.9	27.4	—	27.4
Cash dividends declared	(147.8)	—	(147.8)	(146.8)	—	(146.8)
Repurchased shares	(104.4)	—	(104.4)	(430.0)	—	(430.0)
Dividends paid to non-controlling interests on subsidiary shares	—	—	—	—	(4.9)	(4.9)
Investment in subsidiary by non-controlling interest	—	1.6	1.6	—	—	—

Purchase of subsidiary shares from non-controlling interests	0.2	(4.3)	(4.1)	—	—	—

Balance at end of period	$3,306.7	$12.3	$3,319.0	$3,660.3	$15.4	$3,675.7

12 Contingent Liabilities

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

In October 2014, one of the Company’s Brazilian subsidiaries received a notice of deficiency from the state tax authorities from the state of São Paulo, Brazil which, primarily, alleged violations of ICMS (VAT) payments and improper warehousing documentation. The aggregate assessment for all alleged violations was R$61 million (approximately $15.5 million), inclusive of fines, penalties and interest. The Company believes the full amount assessed is baseless and that it has reasonable legal and factual defenses to the assessment and, consequently, plans to defend its interests vigorously. The Company believes that a loss is probable with respect to this matter and, as of September 30, 2015, the Company has accrued an amount that is not material to the Company’s results of operations. However, the Company cannot predict or estimate the duration or ultimate outcome of this matter.

In March 2015, the Company was informed of an investigation being conducted in Turkey by the Directorate of Kocaeli Customs Custody, Smuggling and Enquiry into the Company’s import and customs payment structure and the associated import taxes and fees for the period of 2006–2012. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has made no provision for any expenses as of September 30, 2015 with respect to this investigation.

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

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for a similar investigation. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of September 30, 2015. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

In August 2014, the Competition Commission of South Africa (the “CCSA”) contacted the Company regarding an investigation into the Company’s sales of occupant safety systems in South Africa. The Company is cooperating with the CCSA. The Company cannot predict the duration, scope or ultimate outcome of this investigation and the Company is unable to estimate the loss or a range of loss, or predict the reporting periods in which any such loss may be recorded. Consequently, the Company has not recorded a provision for loss as of September 30, 2015 with respect to this investigation.

On July 6, 2015, the Company learned that the General Superintendence of the Administrative Council for Economic Defense (“CADE”) in Brazil had initiated an investigation of an alleged cartel involving sales in Brazil of seatbelts, airbags and steering wheels by the Company’s Brazilian subsidiary and the Brazilian subsidiary of a competitor. The Company was not aware of this investigation prior to CADE’s announcement. The Company’s policy is to cooperate with governmental investigations. The Company believes that a loss in the form of a civil penalty is probable with respect to this matter and, as of September 30, 2015, the Company has accrued an amount that is not material to the Company’s results of operations. However, the Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

In June 2015, a class action lawsuit was filed against the Company in the United States District Court for the Eastern District of Michigan by truck dealers seeking to represent a class of truck and equipment dealers that directly or indirectly purchased occupant safety products in the U.S. As in the other class actions, plaintiffs generally alleged that the Company and its competitors who were also named as defendants have engaged in long-running global conspiracies to fix the prices of the subject products in violation of antitrust laws and unfair or deceptive trade practice statues. Plaintiffs are seeking treble damages for their direct purchases and for their indirect purchases in states whose laws permit antitrust damages claims by indirect purchasers. This lawsuit was assigned to the MDL court and will be processed as part of the ongoing Automobile Parts Antitrust MDL. The Company is currently unable to predict the duration or ultimate outcome of this lawsuit and the Company cannot estimate the financial impact this class action will have, including an amount of loss or range of loss. No provision for a loss has been recorded as of September 30, 2015.

The remaining four antitrust class action lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013; M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013; Ewert v. Autoliv, Inc. et al., filed in the Supreme Court of British Columbia on July 18, 2013; and Cindy Retallick and Jagjeet Singh Rajput v. Autoliv ASP, Inc. et al., filed in the Queen’s Bench of the Judicial Center of Regina in the province of Saskatchewan on May 14, 2014). The Canadian cases assert claims on behalf of putative classes of both direct and indirect purchasers of occupant safety systems. The Company denies the overly broad allegations of these lawsuits and intends to defend itself in these cases. While it is probable that the Company will incur losses as a result of these Canadian antitrust cases, the duration or ultimate outcome of these cases currently cannot be predicted or estimated and no provision for a loss has been recorded as of September 30, 2015. There is currently no timeline for class certification or discovery in the Canadian cases. These class actions have been stayed pending proceedings in certain earlier-filed auto parts cases.

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

The table in Note 9 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and nine month periods ended September 30, 2015 and September 30, 2014.

13 Earnings per share

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

For the three and nine months ended September 30, 2015, approximately 0.2 million and 0.2 million shares of common stock, respectively, were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future. For the three and nine months ended September 30, 2014, There were no common shares excluded from the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the three months ended September 30, 2015 and September 30, 2014 approximately 24 thousand and 20 thousand shares of common stock, respectively, from the treasury stock have been utilized by the Stock Incentive Plan. During the nine months ended September 30, 2015 and September 30, 2014 approximately 0.3 million and 0.4 million shares of common stock, respectively, from the treasury stock have been utilized by the Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted average shares basic	88.1	91.6	88.2	92.9
Effect of dilutive securities: - stock options/share awards	0.2	0.3	0.2	0.3

Weighted average shares diluted	88.3	91.9	88.4	93.2

14 Segment Information

As of January 1, 2015 the Company changed its operating structure and now has two operating segments, Passive Safety and Electronics. Passive Safety includes Autoliv’s airbag and seatbelt businesses, while Electronics combines all of Autoliv’s electronics resources and expertise in both passive safety electronics and active safety. The change in operating structure, by integrating the passive electronics and active safety businesses into the new segment Electronics, has been made in order to more efficiently manage the Company’s business operations and allow for future growth. Additionally, changes made to the internal financial information and operating results of the new operating segments are regularly reviewed by the Company’s chief operating decision maker to assess the performance of the individual operating segments and make decisions about resources to be allocated to the operating segments. The Company began reporting its results under the two new operating segments, Passive Safety and Electronics, commencing with its quarterly report for the period ending March 31, 2015. The Company has also recast the corresponding items of segment information for the three and nine month periods ended September 30, 2014 as set forth below.

	Three months ended		Nine months ended
Net sales, including Intersegment Sales	Sept 30,	Sept 30,	Sept 30,	Sept 30,
(Dollars in millions)	2015	2014	2015	2014
Passive Safety	$1,797.2	$1,862.9	$5,552.9	$5,828.3
Electronics	397.1	356.9	1,125.4	1,092.2
Total segment sales	$2,194.3	$2,219.8	$6,678.3	$6,920.5
Corporate and other	3.9	5.0	11.1	14.1
Intersegment sales	(13.7)	(16.8)	(39.3)	(47.8)
Total net sales	$2,184.5	$2,208.0	$6,650.1	$6,886.8

	Three months ended		Nine months ended
Income before Income Taxes	Sept 30,	Sept 30,	Sept 30,	Sept 30,
(Dollars in millions)	2015	2014	2015	2014
Passive Safety	$145.8	$144.6	$404.7	$410.7
Electronics	11.4	14.8	32.2	51.6
Segment operating income	$157.2	$159.4	$436.9	$462.3
Corporate and other	0.6	15.4	9.6	43.6
Interest and other non-operating expenses, net	(6.6)	(19.7)	(39.2)	(48.0)
Income from equity method investments	0.6	1.4	3.5	5.8
Income before income taxes	$151.8	$156.5	$410.8	$463.7

	Three months ended		Nine months ended
Capital Expenditures	Sept 30,	Sept 30,	Sept 30,	Sept 30,
(Dollars in millions)	2015	2014	2015	2014
Passive Safety	$84.2	$97.3	$306.5	$274.8
Electronics	12.4	19.8	37.1	50.3
Corporate and other	1.1	1.3	4.1	1.7
Total capital expenditures	$97.7	$118.4	$347.7	$326.8

	Three months ended		Nine months ended
Depreciation and Amortization	Sept 30,	Sept 30,	Sept 30,	Sept 30,
(Dollars in millions)	2015	2014	2015	2014
Passive Safety	$67.1	$64.5	$192.6	$190.7
Electronics	11.8	11.5	33.6	33.0
Corporate and other	1.2	1.4	3.4	4.3
Total depreciation and amortization	$80.1	$77.4	$229.6	$228.0

	As of
Segment Assets	Sept 30,	December 31,
(Dollars in millions)	2015	2014
Passive Safety	$5,451.8	$5,782.3
Electronics	943.6	713.9
Segment assets	$6,395.4	$6,496.2
Corporate and other1)	898.0	946.7
Total assets	$7,293.4	$7,442.9

1) Corporate and other assets mainly consist of cash and cash equivalents, income taxes and equity method investments.

15 Subsequent Events

There were no reportable events subsequent to September 30, 2015.

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

EXECUTIVE OVERVIEW

During the third quarter, the Company delivered more than 8% organic sales growth (Non-U.S. GAAP measure, see reconciliation table below), including 36% growth in its important active safety business.

The Company’s strong growth outperformed the light vehicle production in all regions, with double-digit growth in Europe, Japan and the Rest of Asia, which combined account for around half of Autoliv’s total sales. In Europe, active safety and sales of passive safety products to volume manufacturers were the strongest growth drivers.

In China the Company performed better than the light vehicle production. However, given the current uncertainty, the Company continues to implement short term measures, including adjusting manufacturing capacity to mitigate the margin effect from fluctuating volumes. At the same time, The Company continues to prepare for a more normalized growth situation in China by strengthening its engineering capabilities.

During the quarter, the Company executed toward its mission of being the leading safety supplier for the future car by (i) closing the previously announced acquisition of MACOM’s automotive business and launching the Electronic Horizon product at the ITS show in France, (ii) signing an agreement (subject to closing) with the intent to form a joint venture in the area of brake control systems with Nissin-Kogyo, and (iii) becoming a participant in the Drive Me program, a cooperation between several parties including Volvo Car Corporation, academic institutions and authorities where the Company will collaborate on the road to self-driving vehicles.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of September 30		Nine months ended or as of September 30
	2015	2014	2015	2014

Total parent shareholders’ equity per share	$37.53	$40.45	$37.53	$40.45
Operating working capital 1)	$623	$617	$623	$617
Capital employed 6)	$3,684	$3,589	$3,684	$3,589
Net debt (cash) 1)	$365	$(86)	$365	$(86)
Net debt to capitalization, % 11)	10	n/a	10	n/a

Gross margin, % 2)	20.1	19.3	19.9	19.4
Operating margin, % 3)	7.2	7.9	6.7	7.3

Return on total equity, % 7)	11.9	11.2	10.9	11.0
Return on capital employed, % 8)	17.4	19.5	16.8	19.1

No. of employees at period-end 9)	53,371	49,805	53,371	49,805
Headcount at period-end 10)	61,813	59,023	61,813	59,023
Days receivables outstanding 4)	71	72	71	70
Days inventory outstanding 5)	33	33	33	32

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

8) Operating income and equity in earnings of affiliates, relative to average capital employed

9) Employees with a continuous employment agreement, recalculated to full time equivalent heads

10) Employees plus temporary, hourly workers

11) Net debt in relation to capital employed

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2014

Market overview

Light Vehicle Production (LVP) Development

Change vs. same quarter last year
	China	Japan	RoA	Americas	Europe	Total
LVP1)	(5.8)%	(3.8)%	4.5%	(0.5)%	4.5%	(0.1)%

1) Source: IHS October 16, 2015.

During the three month period from July to September 2015, global LVP is estimated by IHS to have been flat compared to the same period in 2014. This was a decrease with close to 4pp from IHS’s expectation at the beginning of the quarter.

In China, which accounts for around 15% of Autoliv’s sales, LVP declined by 6%, around 9pp worse than the July estimate.

In Japan, which accounts for around 8% of Autoliv’s sales, LVP declined by close to 4%, 3pp worse than the July estimate.

In the RoA, which represents 10% of Autoliv’s sales, LVP increased by close to 5%, 1pp less than the July estimate.

In the Americas, which accounts for more than one third of Autoliv’s sales, LVP declined by almost 1%, close to 3pp worse than the July estimate. In North America, LVP increased by 5%, which was 1pp less than the July estimate. In South America, the decline was 21%, 7pp more than the decline expected in the July estimate.

In Europe, where Autoliv currently generates around one third of its sales, LVP increased by close to 5%, which was in line with the July estimate. In Western Europe, LVP grew by 9%, almost 1pp better than the July estimate. In Eastern Europe, LVP declined by close to 4%, 2pp worse than the July estimate.

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

Consolidated sales declined by around 1% to $2,185 million compared to $2,208 million in the same quarter 2014. Excluding negative currency translation effects of $220 million, and positive M&A effects from our recent acquisition of the MACOM business of more than $10 million, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table below) was 8.4%, compared to the organic sales growth (Non-U.S. GAAP measure) of “more than 7%” expected at the beginning of the quarter.

Sales by Product

Change vs. same quarter last year		Reported (U.S. GAAP)	Acquisitions/ Divestures	Currency effects1)	Organic change3)
	Sales (MUSD)
Airbags2)	$1,204.2	0.2%	—	(9.5)%	9.7%
Seatbelts2)	596.8	(10.4)%	—	(11.5)%	1.1%
Passive Safety Electronics	219.3	1.1%	—	(7.1)%	8.2%
Active Safety	164.2	33.1%	8.6%	(11.5)%	36.0%
Total	$2,184.5	(1.1)%	0.5%	(10.0)%	8.4%

1) Effects from currency translations. 2) Including Corporate and other sales. 3) Non-GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2015

(Dollars in millions)

	Airbag Products2)		Seatbelt Products2)		Passive Safety Electronics		Active Safety		Total
	%	$	%	$	%	$	%	$	%	$
Organic change	9.7	$116.6	1.1	$7.1	8.2	$17.8	36.0	$44.5	8.4	$186.0
Currency effects1)	(9.5)	(114.3)	(11.5)	(76.2)	(7.1)	(15.3)	(11.5)	(14.2)	(10.0)	(220.0)
Acquisitions/divestitures	—	—	—	—	—	—	8.6	10.6	0.5	10.6

Reported change	0.2	$2.3	(10.4)	$(69.1)	1.1	$2.5	33.1	$40.9	(1.1)	$(23.4)

1) Effects from currency translations. 2) Including Corporate and other sales.

The organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) of airbag products (including steering wheels) was driven by increased replacement inflator sales in North America and Japan, driver airbags and steering wheels in Europe as well as inflatable curtains in several regions including North America and new business in China.

The organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) in seatbelt products was a result of sales growth in Europe and Rest of Asia, partly offset by lower sales in China. The trend of higher sales for more advanced and higher value-added seatbelt systems continued globally.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) for passive safety electronics products (mainly airbag control modules and remote sensing units) grew strongly in China and South Korea.

The strong organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) for active safety products (automotive radars, night vision systems and cameras with driver assist systems) was driven by radar and vision systems. Radar related products particularly contributed, primarily as a result of Mercedes’ increased demand for driving assistance products. Sales of vision systems to BMW also contributed.

Sales by Region

Change vs. same quarter last year

			Reported	Acquisitions/	Currency	Organic
		Sales (MUSD)	(U.S. GAAP)	Divestitures	effects1)	change2)
Asia		$713.0	(2.6)%	—	(8.0)%	5.4%
Whereof:	China	$332.0	(5.8)%	—	(2.3)%	(3.5)%
	Japan	$171.3	0.4%	—	(15.0)%	15.4%
	Rest of Asia	$209.7	0.6%	—	(11.9)%	12.5%
Americas		$810.0	4.3%	1.4%	(6.1)%	9.0%
Europe		$661.5	(5.4)%	—	(16.4)%	11.0%

Global		$2,184.5	(1.1)%	0.5%	(10.0)%	8.4%

1) Effects from currency translations.

2) Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2015

(Dollars in millions)

	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	(3.5)	$(12.4)	15.4	$26.3	12.5	$25.9	9.0	$69.5	11.0	$76.7	8.4	$186.0
Currency effects1)	(2.3)	(8.2)	(15.0)	(25.6)	(11.9)	(24.7)	(6.1)	(47.0)	(16.4)	(114.5)	(10.0)	(220.0)
Acquisitions/divestitures	—	—	—	—	—	—	1.4	10.6	—	—	0.5	10.6

Reported change	(5.8)	$(20.6)	0.4	$0.7	0.6	$1.2	4.3	$33.1	(5.4)	$(37.8)	(1.1)	$(23.4)

1) Effects from currency translations.

The organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) of more than 8% in the quarter was mainly a result of strong growth in Europe and North America, particularly to non-US OEMs. The inflator replacement program also contributed. The growth was slightly offset by an organic sales (Non-U.S. GAAP measure) decline in China.

Autoliv’s sales in Asia in the quarter were $713 million.

Sales from Autoliv’s companies in China decreased organically (Non-U.S. GAAP measure, see reconciliation table above) by more than 3% in the quarter. This was a result of a 6% light vehicle production (LVP) decline (according to IHS), unfavorable vehicle mix and model transitions with global OEMs. This was partly mitigated by sales growth with Chinese OEMs.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in Japan increased by more than 15% in the quarter. The sales increase was mainly driven by inflator replacement sales but also impacted by strong growth with models from Mazda and Lexus, which was offset by sales decreases for models from Mitsubishi.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in the Rest of Asia (RoA) grew by more than 12% in the quarter. This was driven by sales increases in South Korea, particularly for models from Hyundai and Kia. The strong sales growth in India was primarily driven by high safety content in well performing models from Hyundai. In Thailand, models from Mitsubishi and Isuzu contributed to the growth.

For Autoliv’s companies in the Americas, the sales development was mixed for the quarter. In North America, strong organic sales growth (Non-U.S. GAAP measure) of almost 10% was mainly driven by models from Mercedes, Ford, Nissan and Hyundai/Kia. Sales of replacement inflators also contributed to the growth. Sales in South America (Brazil) declined due to a 21% drop in LVP mainly affecting Autoliv through lower sales of models from GM and VW.

The strong organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) of 11% in the quarter from Autoliv’s companies in Europe was driven by sales increases for a number of OEMs, particularly models from VW, Ford, Hyundai/Kia and Fiat-Chrysler.

Earnings

(Dollars in millions, except per share data)	Three months ended September 30, 2015	Three months ended September 30, 2014	Change
Net Sales	$2,184.5	$2,208.0	(1.1)%

Gross profit	$440.1	$426.4	3.2%
% of sales	20.1%	19.3%	0.8pp

S,G&A	$(101.3)	$(101.0)	0.3%
% of sales	(4.6)%	(4.6)%	0.0pp

R,D&E net	$(130.4)	$(135.7)	(3.9)%
% of sales	(6.0)%	(6.1)%	0.1pp

Operating income	$157.8	$174.8	(9.7)%
% of sales	7.2%	7.9%	(0.7)pp

Income before taxes	$151.8	$156.5	(3.0)%

Tax rate	34.7%	31.9%	2.8pp

Net income	$99.1	$106.7	(7.1)%

Net income attributable to controlling interest	$98.9	$106.5	(7.1)%

Earnings per share, diluted1)	$1.12	$1.16	(3.4)%

1) Assuming dilution and net of treasury shares.

The gross profit for the third quarter 2015 was $14 million higher than the same quarter in 2014. The gross margin improved 0.8pp to 20.1%, from 19.3% in the same quarter of 2014, mainly as a result of the higher organic sales, favorable currency effects, positive product mix and raw material savings. These positive effects were partly offset by costs related to the investments for capacity and growth.

Selling, General and Administrative (S,G&A) expenses were unchanged at $101 million.

Research, Development & Engineering (R,D&E) expenses, net decrease by $5 million compared to the same quarter of the previous year. At comparable currency rates the increase in R,D&E, net was more than $6 million.

Operating income decreased $17 million to $158 million, or 7.2% of sales. Costs of $42 million related to capacity alignments reduced the operating margin by 1.9pp in the third quarter, compared to 0.5pp in the same quarter of 2014.

Income before taxes decreased by $5 million. Income attributable to controlling interest was $99 million, a decrease of $8 million from the third quarter of 2014.

The effective tax rate in the third quarter of 2015 was 34.7% compared to 31.9% in the same quarter of 2014. Discrete tax items, net had a favorable impact of 0.4pp compared to the same quarter 2014 when discrete tax items, net decreased the tax rate by 0.2pp. The tax rate in 2015 has been negatively impacted by an unfavorable mix of earnings and tax rates in various jurisdictions compared to 2014.

Earnings per share (EPS) was $1.12 compared to $1.16 for the same period one year ago. The EPS was positively affected by 22 cents from higher operating income and 4 cents by lower number of shares outstanding. These positive effects were more than offset by 32 cents from higher costs for capacity alignments.

The weighted average number of shares outstanding assuming dilution was 88.3 million compared to 91.9 million in the third quarter of 2014 mainly due to our share repurchase program.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2014

Market overview

Light Vehicle Production (LVP) Development

Year over year change
	China	Japan	RoA	Americas	Europe	Total
LVP1)	2.5%	(7.0)%	1.8%	(1.1)%	3.5%	1.0%

1) Source: IHS October 16, 2015.

For the first nine months of 2015, global LVP is estimated by IHS to have increased by 1% compared to the first nine months of 2014. This is close to 2pp less than IHS’s expectation from the beginning of the year.

In China, which accounts for around 16% of Autoliv’s sales, LVP grew by 3%, a decrease of 6pp compared to the January 2015 estimate.

In Japan, which accounts for around 7% of Autoliv’s sales, LVP declined by 7%, more than 2pp worse than the January 2015 estimate.

In the RoA, which accounts for 10% of Autoliv’s sales, LVP increased by close to 2%, compared to an increase of 4% expected at the beginning of 2015.

In the Americas, which makes up more than one third of Autoliv’s sales, LVP decreased by more than 1%, a decrease of almost 4pp compared to IHS’s growth expectation of close to 3% from the beginning of the year. In North America, the increase was close to 3%, which was almost in line with expectations from the beginning of the year. In South America, the decrease was close to 18%, more than 18pp worse than the January 2015 estimate.

In Europe, where Autoliv currently generates around one third of its sales, LVP grew by almost 4%, which was more than 4pp better than IHS’s estimate in January. In Western Europe, LVP grew by more than 6%, more than 4pp better than estimated at the beginning of the year. In Eastern Europe, LVP decreased by close to 2%, almost 1pp worse than the January 2015 estimate.

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

For the first nine months of 2015, consolidated sales decreased to $6,650 million from $6,887 million for the same period in 2014. Excluding currency effects, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table below) was 6%. All regions (Americas, Asia, Europe) of the Company showed organic sales growth (Non-U.S. GAAP measure, see reconciliation table below) for the first nine months, despite a decrease in China.

Sales by Product

Year over year change		Reported (U.S. GAAP)	Acquisitions/ Divestures	Currency effects1)	Organic change3)
	Sales (MUSD)
Airbags2)	$3,649.3	(2.6)%	—	(9.2)%	6.6%
Seatbelts2)	1,914.2	(8.6)%	—	(11.0)%	2.4%
Passive Safety Electronics	663.9	(4.7)%	—	(6.6)%	1.9%
Active Safety	422.7	21.4%	3.0%	(12.7)%	31.1%

Total	$6,650.1	(3.4)%	0.2%	(9.7)%	6.1%

1) Effects from currency translations. 2) Including Corporate and other sales. 3) Non-GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2015

(Dollars in millions)

	Airbag Products2)		Seatbelt Products2)		Passive Safety Electronics		Active Safety		Total
	%	$	%	$	%	$	%	$	%	$
Organic change	6.6	$247.1	2.4	$51.1	1.9	$13.4	31.1	$108.2	6.1	$419.8
Currency effects1)	(9.2)	(346.3)	(11.0)	(230.3)	(6.6)	(46.3)	(12.7)	(44.2)	(9.7)	(667.1)
Acquisitions/divestitures	—	—	—	—	—	—	3.0	10.6	0.2	10.6

Reported change	(2.6)	$(99.2)	(8.6)	$(179.2)	(4.7)	$(32.9)	21.4	$74.6	(3.4)	$(236.7)

1) Effects from currency translations. 2) Including Corporate and other sales.

Sales of airbag products (including steering wheels) were favorably impacted by higher sales of replacement inflators, steering wheels, and inflatable curtains.

Sales of seatbelt products were particularly strong in Europe and North America. The global trend towards more advanced and higher value-added seatbelt systems continued globally.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) for passive safety electronics products (mainly airbag control modules and remote sensing units) grew primarily from higher sales in China and South Korea.

The strong increase in sales of active safety products (automotive radars, night vision systems and cameras with driver assist systems) resulted particularly from higher sales of radar related products primarily as a result of Mercedes’ increased demand for driving assistance products. Sales of vision systems to BMW also contributed.

Sales by Region

Year over year change			Reported (U.S. GAAP)	Acquisitions/ Divestitures	Currency effects1)	Organic change2)
		Sales (MUSD)
Asia		$2,192.7	(3.7)%	—	(6.1)%	2.4%
Whereof:	China	$1,052.1	(3.1)%	—	(1.4)%	(1.7)%
	Japan	$478.0	(11.0)%	—	(14.9)%	3.9%
	Rest of Asia	$662.6	1.3%	—	(6.7)%	8.0%
Americas		$2,380.0	2.6%	0.5%	(4.7)%	6.8%
Europe		$2,077.4	(9.3)%	—	(18.4)%	9.1%
Global		$6,650.1	(3.4)%	0.2%	(9.7)%	6.1%

1) Effects from currency translations. 2) Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2015

(Dollars in millions)

	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	(1.7)	$(18.4)	3.9	$20.9	8.0	$52.0	6.8	$157.6	9.1	$207.7	6.1	$419.8
Currency effects1)	(1.4)	(14.7)	(14.9)	(79.8)	(6.7)	(43.3)	(4.7)	(108.5)	(18.4)	(420.8)	(9.7)	(667.1)
Acquisitions/divestitures	—	—	—	—	—	—	0.5	10.6	—	—	0.2	10.6

Reported change	(3.1)	$(33.1)	(11.0)	$(58.9)	1.3	$8.7	2.6	$59.7	(9.3)	$(213.1)	(3.4)	$(236.7)

1) Effects from currency translations.

For the first nine months of 2015, sales in the Americas represent 36% of total sales, Asia (China, Japan, RoA) 33%, and Europe 31%. Sales continue to be balanced across the regions. Organic growth (Non-U.S. GAAP measure) was particularly strong in Europe and North America.

Sales from Autoliv’s companies in China declined organically (Non-U.S. GAAP measure, see reconciliation table above) by close to 2%. This was the result of lower LVP and negative model mix combined with unfavorable model transitions, which was partly mitigated by strong sales to certain local OEMs.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in Japan grew by close to 4% in the first nine months. The growth was primarily driven by sales of replacement inflators and strong sales of models from Nissan.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in the RoA grew by 8%. The growth was driven by strong sales growth in Thailand, primarily with models from Mitsubishi and Isuzu along with sales growth in India driven by models from Hyundai and in South Korea with models from Hyundia/Kia and Nissan.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in the Americas increased by close to 7% and were positively impacted by sales growth to non-US OEMs in North America, mainly models from Hyundai/Kia, Mercedes, and Acura. Sales of replacement inflators also contributed positively to the growth.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in Europe increased rapidly by more than 9%. Models from VW, Mercedes, Ford, Fiat Chrysler, Jeep, Hyundai/Kia and Jaguar-Land Rover were the strongest growth contributors.

Earnings

(Dollars in millions, except per share data)	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Change
Net Sales	$6,650.1	$6,886.8	(3.4)%

Gross profit	$1,323.4	$1,335.9	(0.9)%
% of sales	19.9%	19.4%	0.5pp

S,G&A	$(303.1)	$(308.1)	(1.6)%
% of sales	(4.6)%	(4.5)%	(0.1)pp

R,D&E net	$(397.2)	$(412.7)	(3.8)%
% of sales	(6.0)%	(6.0)%	0.0pp

Operating income	$446.5	$505.9	(11.7)%
% of sales	6.7%	7.3%	(0.6)pp

Income before taxes	$410.8	$463.7	(11.4)%

Tax rate	33.9%	30.8%	3.1pp

Net income	$271.6	$321.0	(15.4)%

Net income attributable to controlling interest	$271.3	$319.6	(15.1)%

Earnings per share, diluted1)	$3.07	$3.43	(10.5)%

1) Assuming dilution and net of treasury shares.

Gross profit for the first nine months of 2015 decreased by close to $13 million, compared to the same period last year, primarily as a result of negative currency translation impact. Gross margin increased by 0.5pp compared to the same period of 2014, mainly as a result of favorable currency effects, higher organic sales (Non-U.S. GAAP measure), positive product mix and raw material savings, partially offset by costs related to the investments for capacity and growth.

Selling, General and Administrative (S,G&A) expenses decreased by $5 million.

Research, Development & Engineering (R,D&E) expenses, net decreased by more than $15 million compared to the same quarter of the prior year. At comparable currency rates, the increase in R,D&E, net was more than $20 million mainly driven by increased cost in Electronics.

Operating income decreased by $59 million to $446 million and the operating margin by 0.6pp to 6.7%. This decline in the operating margin was mainly due to higher costs for capacity alignment and for the settlements of antitrust related class actions.

Income before taxes decreased by $53 million to $411 million, $6 million less than the decrease in operating income.

Net income attributable to controlling interest amounted to $271 million compared to $320 million for the first nine months of 2014. Income tax expense was $139 million compared to $143 million in 2014. The effective tax rate was 33.9% compared to 30.8% for the same nine month period last year. Discrete tax items, net, decreased the tax rate in 2015 by 0.6pp, compared to the same period in 2014 when discrete tax items, net increased the tax rate by 0.4pp.

EPS amounted to $3.07 assuming dilution compared to $3.43 for 2014.

The weighted average number of shares outstanding assuming dilution decreased to 88.4 million compared to 92.4 million for the full year 2014.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $191 million compared to $212 million in the same quarter of 2014. The decrease was primarily related to timing effects. Operations in the first nine months of 2015 generated $429 million in cash compared to $483 million for the same period in 2014. The decrease was mainly due to lower net income.

Cash flow from operations, less net cash used in investing activities, was negative $34 million compared to positive $94 million during the same quarter of 2014. The difference of $128 million comes mainly from M&A activities in the quarter, specifically the execution of a license agreement with Volvo Car Corporation and the completion of our acquisition of MACOM’s automotive business. For the nine month period the cash flow from operations, less net cash used in investing activities was negative $43 million compared to $156 million for the same period in 2014. The decrease compared to the nine month period in 2014 was mainly due to acquisitions and the higher payment of antitrust and capacity alignment related costs.

Capital expenditures, net, of $96 million were $16 million more than depreciation and amortization expense during the quarter and $22 million less than capital expenditures during the third quarter of 2014. During the nine month period capital expenditures, net amounted to $334 million and depreciation and amortization totaled $230 million compared to $326 million and $228 million, respectively, for the same nine month period in 2014.

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

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	September 30, 2015	December 31, 2014
Total current assets	$3,813.2	$4,136.2
Total current liabilities	(2,112.0)	(2,138.6)

Working capital	1,701.2	1,997.6
Cash and cash equivalents	(1,181.1)	(1,529.0)
Short-term debt	53.5	79.6
Derivative (asset) and liability, current	(0.4)	(0.8)
Dividends payable	49.3	47.9

Operating working capital	$622.5	$595.3

During the quarter, operating working capital (Non-U.S. GAAP measure, see reconciliation table above) as a percentage of sales was 6.9%, down from 7.1% on June 30, 2015. The Company targets that operating working capital (Non-U.S. GAAP measure) in relation to the last 12-month sales should not exceed 10%.

Accounts receivable decreased in relation to sales to 71 days outstanding from 72 days outstanding on June 30, 2015 and from 72 days outstanding on September 30, 2014. Days inventory outstanding was 33 days, up from 31 days on June 30, 2015 and was unchanged from September 30, 2014.

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

Reconciliation of “Net debt” to GAAP financial measure

(Dollars in millions)

	September 30, 2015	June 30, 2015	December 31, 2014
Short-term debt	$53.5	$93.2	$79.6
Long-term debt	1,499.5	1,505.6	1,521.2

Total debt	1,553.0	1,598.8	1,600.8
Cash and cash equivalents	(1,181.1)	(1,323.3)	(1,529.0)
Debt-related derivatives	(7.0)	(7.0)	(10.0)

Net debt	$364.9	$268.5	$61.8

The Company’s net debt position (Non-U.S. GAAP measure, see reconciliation table above) increased by $96 million during the quarter to $365 million at September 30, 2015. Gross interest-bearing debt decreased by $46 million to $1,553 million during the quarter. Autoliv’s net debt (Non-U.S. GAAP measure, see reconciliation table above) increased by $303 million to $365 million compared to December 31, 2014. Primarily as a result of share repurchases, antitrust related settlements and M&A activities.

Calculation of “Leverage ratio”

(Dollars in millions)

	September 30, 2015	December 31, 2014
Net debt1)	$364.9	$61.8
Pension liabilities	229.0	232.5

Debt per the Policy	$593.9	$294.3
Income before income taxes 2)	$614.1	$667.0
Plus: Interest expense, net 2,3)	65.3	58.6
Depreciation and amortization of intangibles 2,4)	307.0	305.4

EBITDA per the Policy	$986.4	$1,031.0
Leverage ratio	0.6	0.3

1) Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.

2) Latest 12-months.

3) Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.

4) Including impairment write-offs, if any.

Autoliv’s policy is to maintain a leverage ratio (Non-U.S. GAAP measure, see calculation above) commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (Non-U.S. GAAP measure, see reconciliation table above) adjusted for pension liabilities in relation to EBITDA (earnings before interest taxes depreciation and amortization). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of September 30, 2015, the Company had a leverage ratio of 0.6x.

During the quarter, total equity decreased by $22 million to $3,319 million due to $75 million from currency translation effects and $49 million for dividends. The decrease was partly offset by $99 million from net income. Total parent shareholders’ equity was $3,307 million corresponding to $37.53 per share. Total equity decreased by $123 million compared to December 31, 2014, due to $166 million from negative currency translation effects, $148 million from dividends and $104 million from repurchased shares. These unfavorable effects were offset by net income of $272 million and common stock incentives of $21 million.

Headcount

	September 30, 2015	June 30, 2015	September 30, 2014
Headcount	61,813	62,018	59,023
Whereof: Direct workers in manufacturing	71%	72%	72%
Low Cost Countries	74%	74%	73%
Temporary personnel	14%	15%	16%

Compared to June 30, 2015 total headcount (permanent employees and temporary personnel) decreased by around 200 people.

SEGMENT INFORMATION

Commencing with the period starting January 1, 2015, the Company reports its results under two new segments, Passive Safety and Electronics. Passive Safety includes Autoliv’s airbag and seatbelt businesses, while Electronics integrates all of Autoliv’s electronics resources and expertise in both passive safety electronics and active safety in one organization. Corporate sales and income, capital expenditure and depreciation and amortization for the reportable segments can be found in Note 14 Segment Information to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Passive Safety

(Dollars in millions)	Three months ended September 30, 2015	Three months ended September 30, 2014	Change	Organic change1)
Segment sales	$1,797.2	$1,862.9	(3.5)%	6.6%
Segment operating income	$145.8	$144.6	0.8%
Segment operating margin	8.1%	7.8%	0.3pp

1) Non-U.S. GAAP measure, see reconciliation table below.

Consolidated sales declined by more than 3% to $1,797 million compared to $1,863 million in the same quarter of 2014. Excluding negative currency translation effects of $190 million, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table below) was more than 6%. All regions except China showed organic growth (Non-U.S. GAAP measure) in the quarter. The higher margin was a result of benefits from the higher organic sales (Non-U.S. GAAP measure), positive product mix and favorable raw material prices compared to the same quarter last year.

(Dollars in millions)	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Change	Organic change1)
Segment sales	$5,552.9	$5,828.3	(4.7)%	5.1%
Segment operating income	$404.7	$410.7	(1.5)%
Segment operating margin	7.3%	7.0%	0.3pp

1) Non-U.S. GAAP measure, see reconciliation table below.

Consolidated sales declined by close to 5% to $5,553 million compared to $5,828 million in the same period of 2014. Excluding negative currency translation effects of $574 million, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table below) was more than 5%. The organic sales growth (Non-U.S. GAAP measure) was primarily driven by higher sales in Europe and North America. The reported operating margin for the segment was negatively affected by the antitrust related costs and restructuring costs, primarily related to the on-going European capacity alignment program.

Electronics

(Dollars in millions)	Three months ended September 30, 2015	Three months ended September 30, 2014	Change		Organic change1)
Segment sales	$397.1	$356.9	11.3%		17.2%
Segment operating income	$11.4	$14.8	(23.0)%
Segment operating margin	2.9%	4.1%	(1.2	)pp

1) Non-U.S. GAAP measure, see reconciliation table below.

Consolidated sales were up 11% compared to the same quarter of 2014. Excluding negative currency translation effects of $32 million, the organic sales growth growth (Non-U.S. GAAP measure, see reconciliation table below) was more than 17%. The organic sales growth (Non-U.S. GAAP measure) in Electronics was a result of the 36% organic sales growth (Non-U.S. GAAP measure) in active safety coming from Europe and North America. Sales for passive safety electronics also grew as a result of sales increases in China, RoA and North America, partly offset by a decrease in Japan. The lower margin was a result of negative currency transaction effects.

(Dollars in millions)	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Change		Organic change1)
Segment sales	$1,125.4	$1,092.2	3.0%		11.0%
Segment operating income	$32.2	$51.6	(37.6)%
Segment operating margin	2.9%	4.7%	(1.8	)pp

1) Non-U.S. GAAP measure, see reconciliation table below.

Consolidated sales grew by 3% compared to the same period 2014. Excluding negative currency translation effects of $97 million, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table below) was 11%. The organic sales growth (Non-U.S. GAAP measure) in Electronics was a result of the 31% organic sales growth (Non-U.S. GAAP measure) in active safety mainly from radar system sales to Mercedes and vision system sales to BMW. Organic sales (Non-U.S. GAAP measure) of passive safety electronics grew by almost 2%. The lower margin was a result of higher R,D&E costs, net at comparable currency rates and negative currency transaction effects.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2015

(Dollars in millions)

	Passive Safety		Electronics		Other and eliminations	Total
	%	$	%	$	$	%	$
Organic change	6.6	$123.9	17.2	$61.2	$0.9	8.4	$186.0
Currency effects1)	(10.1)	(189.7)	(8.9)	(31.6)	1.3	(10.0)	(220.0)
Acquisitions/divestitures	—	—	3.0	10.6	—	0.5	10.6

Reported change	(3.5)	$(65.8)	11.3	$40.2	$2.2	(1.1)	$(23.4)

1) Effects from currency translations.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2015

(Dollars in millions)

	Passive Safety		Electronics		Other and eliminations	Total
	%	$	%	$	$	%	$
Organic change	5.1	$298.2	11.0	$119.9	$1.7	6.1	$419.8
Currency effects1)	(9.8)	(573.7)	(9.0)	(97.3)	3.9	(9.7)	(667.1)
Acquisitions/divestitures	—	—	1.0	10.6	—	0.2	10.6

Reported change	(4.7)	$(275.5)	3.0	$33.2	$5.6	(3.4)	$(236.7)

1) Effects from currency translations.

Headcount

	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Headcount Passive Safety segment	57,789	58,112	56,327	55,355
Headcount Electronics segment	3,880	3,770	3,570	3,550

The decrease in Passive Safety headcount from June 30, 2015 was a result of lower levels of temporary personnel in China and effects from the capacity alignment program in Europe. The increase in Electronics from June 30, 2015 was mainly a result of the planned hiring of electronics engineers, which will continue throughout the remainder of the year. An additional increase of 24 employees came from the acquisition of MACOM’s automotive business.

The increase in passive safety headcount from December 31, 2014 was in direct labor, which was needed to handle the organic sales growth sales (Non-U.S. GAAP measure). The increase in Electronics headcount from December 31, 2014 came mainly from the planned hiring of electronics engineers, which will continue throughout the remainder of the year.

Outlook

Mainly based on our customer call-offs we expect organic sales for the fourth quarter of 2015 to grow by around 9% compared to the same quarter of 2014. Currency translations are expected to have a negative effect of more than 6%, resulting in a consolidated sales growth of more than 3%. The adjusted operating margin, excluding costs for capacity alignments and antitrust related matters, is expected to be around 10.5%.

The expectation for the full year 2015 is for an organic sales growth of around 7%. Consolidated sales are expected to decline by around 2% as negative effects from currency translations are expected to be around 9%. The expectation for the full year adjusted operating margin is around 9.5%, excluding costs for capacity alignments and antitrust related matters.

Autoliv has agreements with several OEMs for supply of replacement airbag inflators for delivery. Based on customer agreements and our own expectations we estimate delivery volumes of up to 20 million units mainly in 2015 and 2016. It remains too early in this evolving situation to be able to estimate final volumes.

Our capacity alignment program continues and the Company continues to expect the costs for the program to be more than $90 million for the full year 2015.

The projected tax rate, excluding any discrete items, for the full year 2015 is now expected to be around 32% and is subject to change due to any other discrete or nonrecurring events that may occur.

We still expect operational cash flow for the full year to remain strong and to be around $0.8 billion excluding antitrust related matters and any other discrete items. Capital expenditures in support of our growth strategy are expected to be 5-6% of sales for the full year, which is an increase from the normal level of 4-5% of sales mainly due to the replacement inflator business.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

OTHER RECENT EVENTS

Launches in the Third Quarter 2015

Audi’s new A4

Inflatable curtains, side airbags, active seatbelts with pretensioners, cable cutters.

BMW’s new 7-series

Driver airbag with steering wheel, passenger airbag, seatbelts with pretensioners, Night vision system, cable cutters.

Mini’s new Clubman

Driver airbag with steering wheel, side airbag, inflatable curtains, knee airbag, seatbelts with pretensioners, mono vision system.

KIA’s new Sportage

Driver airbag, passenger airbag, side airbag, inflatable curtains, seatbelts with pretensioners, safety electronics.

Ford’s new Everest

Passenger airbag, inflatable curtains, side airbags, knee airbag, safety electronics.

Tesla’s new Model X

Side airbags, inflatable curtains and cable cutters.

Honda’s new Civic

Driver airbag with steering wheel, passenger airbag, inflatable curtains, side airbags, radar system.

Chevrolet’s new Volt

Safety electronics and radar system.

BMW’s new X1

Side airbag, inflatable curtains, knee airbag, seatbelts with pretensioners, mono vision system.

Other Events

•	On August 17, Autoliv announced that it had completed the previously communicated acquisition of the automotive business of M/A-COM Technology Solutions Holdings, Inc. (NASDAQ: MTSI) (MACOM).

•	On September 9, Autoliv announced that it had entered into a definitive agreement to establish a joint venture with Nissin Kogyo (TSE: 7230.T) in the product areas of “Brake Control and Brake Apply Systems”. Upon closing, which is subject to customary closing conditions including confirmatory due diligence, regulatory approval and Nissin Kogyo shareholder approval, Autoliv will own 51% of the joint venture, have management control and consolidate the joint venture in its financial statements.

•	On September 30, Autoliv, announced that it had joined the Drive Me project. The project is a unique large-scale autonomous driving project joining industry, government and academia towards securing future mobility solutions. As part of the project, 100 self-driving cars will be released on public roads in Gothenburg, Sweden under everyday driving conditions.

•	Autoliv is joining current partners Volvo Car Group, the Swedish Transport Administration, the Swedish Transport Agency, Lindholmen Science Park, the City of Gothenburg and Chalmers University in this sector steering collaboration, which is endorsed by the Swedish Government.

•	On October 1-2 Autoliv, at its Capital Markets Day outlined its strategy for further growth, demonstrated “Real Life Safety” and set end of decade targets. The Company also reiterated its existing long-term targets. For a replay of the presentations and further information please go to Autoliv’s corporate website: www.autoliv.com

Dividend

On August 3, 2015, the Company declared a quarterly dividend to shareholders of 56 cents per share for the third quarter 2015 with the following payment schedule:

Ex-date (common stock)	November 16, 2015
Ex-date (SDRs)	November 17, 2015
Record Date	November 18, 2015
Payment Date	December 3, 2015

Next Report

Autoliv intends to publish the quarterly earnings report for the fourth quarter of 2015 on Friday, January 29, 2016.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2015, the Company’s future contractual obligations have not changed materially from the amounts reported in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as noted below, as of September 30, 2015, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015.

Transaction Exposure and Revaluation Effects.

Transaction exposure arises when transactions have terms which are denominated in a currency other than the entity’s functional currency. Revaluation effects come from the valuation of assets and liabilities of each unit denominated in other currencies other than the functional currency. The Company’s gross transaction exposure forecasted for 2015 is approximately $2.7 billion. A part of the currency flows have counter-flows in the same currency pair, which reduces the net exposure to approximately $2.1 billion per year. In the four largest net exposures, Autoliv expects to sell U.S. dollars against the Mexican Peso (16% of total net exposure), Euros against the Swedish Krona (16% of total net exposure), U.S. dollars against Korean won (10% of total net exposure) and buy Euros against the Chinese Renminbi (6% of total net exposure). Together these currencies are expected to account for almost 50% of the Company’s net currency transaction exposure. Since the Company can only effectively hedge these currency flows in the short term, periodic hedging would only reduce the impact of fluctuations temporarily. Over time, periodic hedging would postpone but not reduce the impact of fluctuations. In addition, the net exposure is limited to less than one quarter of net sales and is made up of more than 40 different currency pairs with exposures in excess of $1 million each. Autoliv does not hedge these net transaction flows. However, the Company may, from time to time, hedge certain specific transaction flows. At September 30, 2015 there were foreign exchange forward contracts outstanding, designated as cash flow hedges, with a nominal volume of $87 million.

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

Various claims, litigation and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters.

For a description of our material legal proceedings, see Note 12 Contingent Liabilities – Legal Proceedings to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Except as set forth below, as of September 30, 2015, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended September 30, 2015, Autoliv made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000 and reactivated during the fourth quarter of 2013. Under the existing authorizations, another 4.4 million shares may be repurchased. The stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of July 16, 2015, by and among Autoliv ASP Inc., M/A-COM Technology Solutions Inc., M/A-COM Auto Solutions Inc. and, for the limited purposes specified therein, M/A-COM Technology Solutions Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-12933, filing date July 17, 2015).

3.1	Autoliv’s Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2015).

3.2	Autoliv’s Second Restated By-Laws incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-12933, filing date May 6, 2014).

4.1	Senior Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	First Supplemental Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.3	Purchase Contract and Pledge Agreement, dated March 30, 2009, among Autoliv, Inc. and U.S. Bank National Association, as Stock Purchase Contract Agent, and U.S. Bank National Association, as Collateral Agent, Custodial Agent and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.5	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

4.6	Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

10.1	Consulting Agreement, dated as of July 16, 2015, by and among Autoliv ASP Inc. and M/A-COM Technology Solutions Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date July 17, 2015).

10.2	International Assignment Agreement, dated as of August 27, 2015, by and among Autoliv ASP, Inc., Autoliv AB and Steven Fredin, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date August 28, 2015).

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2015

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Wallin

Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)