Form 10-K
period 2015-12-31
AUTOLIV INC
filed 2016-02-19
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. held by non-affiliates as of the last business day of the second fiscal quarter of 2015 amounted to $10,280 million.

Number of shares of Common Stock outstanding as of February 15, 2016: 88,113,610.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2015 (the “Annual Report”) are incorporated by reference into Parts I and II.

2. Portions of the definitive Proxy Statement for the annual stockholders’ meeting to be held May 10, 2016, to be dated on or around March 28, 2016 (the “2016 Proxy Statement”), are incorporated by reference into Part III.

AUTOLIV, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv, Inc. or its management believes or anticipates may occur in the future. All forward-looking statements including, without limitation, management’s examination of historical operating trends and data as well as estimates of future sales, operating margin, cash flow, effective tax rate or other future operating performance or financial results are based upon our current expectations, various assumptions and data available from third parties. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “will,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives and the market reaction thereto; changes in general industry and market conditions or regional growth or decline; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding requirements for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation; our ability to protect our intellectual property rights or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for the year ended December 31, 2015.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events.

PART I

Item 1. Business

General

Autoliv, Inc. (“Autoliv”, the “Company” or “we”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. It was created from the merger of Autoliv AB and the automotive safety products business of Morton International, Inc., in 1997. The Company functions as a holding corporation and owns two principal subsidiaries, Autoliv AB and Autoliv ASP, Inc.

Autoliv is a leading developer, manufacturer and supplier to the automotive industry of automotive safety systems with a broad range of product offerings, including passive safety systems and active safety systems.

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol “ALV”. Swedish Depository Receipts representing shares of Autoliv common stock (“SDRs”) trade on NASDAQ OMX Stockholm under the symbol “ALIV SDB”, and options in SDRs trade on the same exchange under the symbol “Autoliv SDB”. Options in Autoliv shares are traded on NASDAQ OMX Philadelphia and NYSE Amex Options under the symbol “ALV”. Our fiscal year ends on December 31.

Business

Autoliv is the world’s leading supplier of automotive safety systems, with a broad range of product offerings, including passive safety systems and active safety systems that are sold within two operating segments, its Passive Safety segment and its Electronics segment. Passive safety systems are primarily meant to improve vehicle safety, and include modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, inflator technologies, whiplash protection systems and child seats, and components for such systems passive safety electronic products, such as restraint electronics and crash sensors. Active safety systems are designed to make driving easier and more comfortable and to intervene before a collision in order to make accidents avoidable or reduce the impact. Active safety products include camera-based vision systems, night driving assist, automotive radars, brake controls, positioning systems, electronic control units, and other active safety systems, and passive safety electronic products, such as restraint electronics and crash sensors. Autoliv has combined all of Autoliv’s electronics resources and expertise in both passive safety electronics and active safety products into its Electronics segment while its Passive Safety segment includes all of its passive safety systems.

Including joint venture operations, Autoliv has approximately 78 production facilities in 27 countries and our customers include the world’s largest car manufacturers. Autoliv’s sales in 2015 were $9.2 billion, approximately 55% of which consisted of airbag products, approximately 28% of which consisted of seatbelt products, approximately 10% of which consisted of passive safety electronic products and approximately 7% of which consisted of active safety products. Our geographical regions are Europe, the Americas, China, Japan and the Rest of Asia (ROA).

Autoliv’s head office is located in Stockholm, Sweden, where we currently employ 80 people. Autoliv had approximately 54,600 employees worldwide at December 31, 2015, and a total headcount, including 9,500 temporary personnel, of approximately of 64,100.

The information required by Item 1 regarding developments in the Company’s business during 2015 is contained in the Annual Report on pages 30-33 and 43-46 and is incorporated herein by reference. The Annual Report is available on Autoliv’s website, www.autoliv.com and is filed as Exhibit 13 to this Form 10-K.

Financial Information on Segments

Autoliv considers its products to be components of integrated automotive safety systems. As of January 1, 2015, Autoliv has two operating segments: (i) Passive Safety segment (airbags, seatbelts and steering wheels) and (ii) Electronics segment (active safety products, such as camera-based vision systems, night driving assist, automotive radars, brake controls and other active safety systems, and passive safety electronic products, such as restraint electronics and crash sensors). For financial reporting purposes these two operating segments are also the Company’s reportable segments in accordance with the provisions of Accounting Standards Codification (ASC) 280 Segment Reporting. The financial data relating to Autoliv’s businesses in these segments over the last three fiscal years is contained in the Consolidated Financial Statements on pages 60 through 63 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group and region for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements on page 84 of the Annual Report and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the sections “Innovation”, “Electronics for Active Safety”, “Brake Control and Passive Safety” and “Passive Safety for Protection” on pages 16-21 of the Annual Report and “Our Market and Competitors” on pages 30 and 31 of the Annual Report, and in the Management Discussion and Analysis sections “Dependence on Customers”, “New Competition” and “Patents and Proprietary Technology” on pages 56 and 57 of the Annual Report, and is incorporated herein by reference.

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 78 production facilities located in 27 countries, consisting of both component factories and assembly factories. See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, gas generants, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly, steering wheels and our active safety, vision and night vision systems and our other safety electronic systems. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. These factories also assemble our active safety, vision and night vision systems. The products manufactured by Autoliv’s consolidated subsidiaries in 2015 consisted of more than 145 million complete seatbelt systems (of which approximately 67 million were fitted with pretensioners), approximately 90 million side-impact airbags (including curtain airbags), approximately 48 million frontal airbag modules, approximately 17 million steering wheels, approximately 18 million electronic units (airbag control), and approximately 8 million active safety units.

Autoliv’s “just-in-time” delivery systems have been designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. “Just-in-time” deliveries require final assembly, or at least, distribution centers in geographic areas close to customers to facilitate rapid delivery. The fact that the major automobile manufacturers are continually expanding production activities into more countries and require the same or similar safety systems as those produced in Europe, Japan or the U.S. increases the importance for suppliers to have assembly capacity in several countries. Consolidation among our customers also supports this trend.

If the supply of raw materials and components is not disrupted, Autoliv’s assembly operations generally are not constrained by capacity considerations. When dramatic shifts in light vehicle production occur, Autoliv can generally adjust capacity in response to changes in demand within a few weeks by adding or removing work shifts and within a few months by adding or removing standardized production and assembly lines. Most of Autoliv’s assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity. As a result, Autoliv can usually adjust its manufacturing capacity faster than its customers can adjust their capacity to fluctuations in the general demand for vehicles or in the demand for a specific vehicle model, provided that customers promptly notify Autoliv when they become aware of such changes in demand.

When dramatic shifts in light vehicle production occur or when there is a shift in regional light vehicle production, the capacity adjustments can take more time and be more costly. Additionally, when there is a significant demand for a given product due to a major recall of a competitor’s product, such as our customers are experiencing now, capacity adjustments may take time.

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production. For more information, see Item 1A – Risk Factors.

Quality Management

Autoliv believes that superior quality is a prerequisite to it being considered a leading global supplier of automotive safety systems and is key to its financial performance, because quality excellence is critical for winning new orders, preventing recalls and maintaining low scrap rates. Autoliv has for many years emphasized a “zero-defect” proactive quality policy and continues to strive to improve its working methods. This means both that Autoliv’s products are expected to always meet performance expectations, and that Autoliv’s products are expected to be delivered to its customers at the right times and in the right amounts. Furthermore, our continued quality improvements further enhance our reputation among customers, employees and governmental authorities.

Although quality has always been paramount in the automotive industry, especially for safety products, automobile manufacturers have become increasingly focused on quality with even less tolerance for any deviations. This intensified focus on quality is partially due to an increase in the number of vehicle recalls for a variety of reasons (not just safety), including a few high-profile vehicle recalls. This trend is likely to continue as automobile manufacturers introduce even stricter quality requirements and regulating agencies and other authorities increase the level of scrutiny given to vehicle safety issues. We have not been immune to the recalls that have been impacting the entire automotive industry.

In an effort to improve our quality, we launched a quality initiative called “Q5” in the summer of 2010 as the next step in our strategy of shaping a proactive quality culture of zero defects. It is called “Q5” because it addresses quality in five dimensions: products, customers, growth, behavior and suppliers. The goal of Q5 is to firmly tie together quality with value within all of our processes and for all of our employees, thereby leading to the best value for our customers. Since 2010, we have continually expanded this quality initiative to provide additional skills training to more employees and suppliers. These activities have made a significant contribution to the reduction in occurrences of non-conforming events.

In our pursuit of excellence in quality, we have developed a chain of four “defense lines” against potential quality issues. These defense lines consist of: 1) robust product designs, 2) flawless components from suppliers and our own in-house component companies, 3) manufacturing flawless products with a system for verifying that our products conform with specifications and 4) an advanced traceability system in the event of a recall.

Our pursuit of excellence extends from the earliest phases of product development to the proper disposal of a product following many years of use in a vehicle. Autoliv’s comprehensive Autoliv Product Development System includes several key check points during the process of developing new products that are designed to ensure that such products are well-built and have no hidden defects. Through this process, we work closely with our suppliers to set clear standards that help to ensure robust component design and lowest cost for function in order to proactively prevent problems and ensure we deliver only the best designs to the market.

The Autoliv Production System (“APS”), based on the goals of improving quality and efficiency, is at the core of Autoliv’s manufacturing philosophy. APS integrates essential quality elements, such as mistake proofing, statistical process control and operator involvement, into the manufacturing processes so all Autoliv associates are aware of and understand the critical connection between themselves and our lifesaving products. This “zero-defect” principle extends beyond Autoliv to the entire supplier base. All of our suppliers must accept the strict quality standards in the global Autoliv Supplier Manual, which defines our quality requirements and focuses on preventing bad parts from being produced by our suppliers and helps eliminate defective intermediate products in our assembly lines as early as possible. In addition, Autoliv’s One Product One Process (“1P1P”) initiative is its strategy for developing and managing standardization of both core products and customer-specific features, leading not only to improved quality, but also greater cost efficiency and more efficient management of the supply chain.

Autoliv continues to execute its plan to have all of its subsidiaries certified to ISO/TS 16949, a global automotive quality management standard.

Additional information on quality management is included in the section “Quality” on pages 10 and 11 of the Annual Report and is incorporated herein by reference.

Environmental and Safety Regulations

For information on how environmental and safety regulations impact our business, see “Risk Factors – ‘Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety or other governmental regulations’ and ‘Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market’” in Item 1A and “Environmental” and “Regulations” under the section “Risks and Risk Management” on pages 55-56 of the Annual Report, which is incorporated herein by reference.

Raw materials

For information on the sources and availability of raw materials, see “Risk Factors - Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins” in Item 1A.

Intellectual Property

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. For information on our use of intellectual property and its importance to us, see “Risk Factors - If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired” in Item 1A.

Seasonality and Backlog

Autoliv’s business is not subject to significant seasonal fluctuations. Autoliv has frame contracts with automobile manufacturers and such contracts are typically entered into up to three years before the start of production of the relevant car model or platform and provide for a term covering the life of such car model or platform. However, typically these contracts do not provide minimum quantities, firm prices or exclusivity but instead permit the automobile manufacturer to resource the relevant products at given intervals (or at any time) from other suppliers.

Dependence on Customers

For information on our dependence on customers, see “Risk Factors - Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices” in Item 1A and “Dependence on Customers” under the section “Risks and Risk Management” on page 56 of the Annual Report which is incorporated herein by reference.

Research, Development and Engineering

Expenses incurred for research, development and engineering activities, net were $524 million, $536 million and $489 million for the years ended December 31, 2015, 2014 and 2013, respectively. Additional information on research, development and engineering is included in the sections titled “Innovations to Save Lives” on page 14, and “Patents and Proprietary Technology” on page 57 of the Annual Report and is incorporated herein by reference.

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

For information concerning the material effects on our business relating to our compliance with government safety regulations, see “Risk Factors – ‘Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety or other governmental regulations’ and ‘Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market’” in Item 1A and “Regulations” under the section “Risks and Risk Management” on page 56 of the Annual Report, which is incorporated herein by reference.

Autoliv Personnel

As of December 31, 2015, Autoliv and its subsidiaries had approximately 54,600 employees and approximately 9,500 temporary personnel. Autoliv considers its relationship with its personnel to be good and while there have been a small number of minor labor disputes, such disputes have had no significant or lasting impact to our relationships with our employees, customer perception of our employee practices or our business results.

Major unions to which some of Autoliv’s employees belong in Europe include: IG Metall in Germany; Unite the union in the United Kingdom; Confédération Générale des Travailleurs, Confédération Française Démocratique du Travail, Confédération Française de l’Encadrement Confédération Générale des cadres, Force Ouvrière and Confédération Française des Travailleurs Chrétiens in France; Federacion Minerometalurgica, Union General de Trabajadores, Union Sindical Obrera, Comisiones Obereras and Confederacion General de Trabajadores in Spain; and Swedish Metal Workers Union and the Swedish Association of Graduated Engineers in Sweden.

In addition, Autoliv’s employees in other regions are represented by the following unions: Unifor and the International Association of Machinists and Aerospace Workers (IAM) in Canada; Sindicato Nacional de Trabajadores de la Industria Metalurgica y Similares, Sindicato de Trabajadores de la Pequena y Mediana Industria and Sindicato de Jornaleros y Obreros Industriales de la Industria Maquiladora in Mexico; Sindicato dos Trabalhadores nas industrias Metalurgicas, Mecanicas e de Material eletrico e Eletronico, Siderurgicas, Automobilsticas e de Autopecas de Taubate in Brazil; and the Korean Metal Workers Union in Korea.

In many European countries, Canada, Mexico, Brazil and Korea, wages, salaries and general working conditions are negotiated with local unions and/or are subject to centrally negotiated collective bargaining agreements. The terms of our various agreements with unions typically range between 1-3 years. Some of our subsidiaries in Europe, Canada, Brazil and Korea must negotiate with the applicable local unions important changes in operations, working and employment conditions. Twice a year, members of the Company’s management conducts a meeting with the European Works Council (EWC) to provide employee representatives with important information about the Company and a forum for the exchange of ideas and opinions.

In many Asia Pacific countries, the central or regional governments provide guidance each year for salary adjustments or statutory minimum wage for workers.

Autoliv’s employees may join associations in accordance with local legislation and rules, although the level of unionization varies significantly throughout our operations.

For more information concerning Autoliv’s personnel and restructuring initiatives, see “Price Erosion and Cost Challenges” and “Operational Initiatives” and “Need for Efficiencies” on page 44 and “Personnel” on page 51 in the Management Discussion and Analysis of the Annual Report, which is incorporated herein by reference.

Financial Information on Geographic Areas

Financial information concerning Autoliv’s geographic areas is included in the sections “Superior Global Presence” and “Our Market and Competitors” on pages 29-31 of the Annual Report, “One Product One Process” on pages 12 and 13 of the Annual Report and in Note 19 of the Notes to Consolidated Financial Statements on page 84 of the Annual Report, which is incorporated herein by reference. See also “Risk Factors – Our business is exposed to risks inherent in international operations” in Item 1A.

Joint Ventures

An important element of Autoliv’s strategy has been to establish joint ventures to promote its geographical expansion and technological development and to gain assistance in marketing its full product line to automobile manufacturers. Traditionally in its joint ventures for passive safety systems, Autoliv typically contributes design and production knowledge to joint ventures, with the joint venture partner providing sales support and manufacturing facilities. Some of these local partners for joint ventures for passive safety systems manufacture and sell standardized seatbelt systems, and will, through their joint ventures with Autoliv, be able to upgrade their technology to meet specific customer demands and/or expand their product offerings.

In addition to the previously announced joint venture with Nissin Kogyo, which is expected to close in the first quarter of 2016, Autoliv may, in the future, establish other joint ventures for developing technology. For joint ventures with respect to its active safety business, Autoliv would likely utilize its global customer network relationships, technical competence in electronics, strong lean production experience and focus while gaining from its joint venture partner engineering and technological know-how, manufacturing insights and employees, including engineers.

For information on how these joint ventures are accounted for, including the name and Autoliv’s percentage of ownership, see Note 7 of the Notes to Consolidated Financial Statements on page 72 of the Annual Report, which is incorporated herein by reference.

Available information

We file or furnish with the United States Securities and Exchange Commission (the “SEC”) periodic reports and amendments thereto, which include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Such reports, amendments, proxy statements and other information are made available free of charge on our corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC. The public may read and copy any materials Autoliv files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. Additional information regarding the Company’s filings with the SEC is included in the sections “Readers Guide” and “Financial Information” on page 2 of the Annual Report and is incorporated herein by reference.

Item 1A Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. A discussion of the risks associated with these factors is included below.

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business

Our business is directly related to light vehicle production (“LVP”) in the global market and by our customers and LVP is the most important driver for our sales. LVP is highly cyclical and depends on general or regional economic conditions as well as other factors, including consumer spending and preferences and changes in interest rate levels and credit availability, consumer confidence, technological changes, fuel costs, fuel availability, environmental impact, governmental incentives, and political volatility, especially in energy producing countries and growth markets. At various times some regions around the globe may be more particularly impacted by these factors than other regions. In addition, light vehicle sales and production can be affected by our customers’ ability to continue operating in response to challenging economic conditions and in response to changing labor relations issues, regulatory requirements, trade agreements and other factors. Any significant (adverse) change in any of these factors, including, but not limited to, general economic conditions and the resulting bankruptcy of a customer or the closure of a customer manufacturing facility, may result in a reduction in automotive sales and production by our customers, and thus have a material adverse effect on our business, results of operations and financial condition.

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

Changes in LVP and/or customers’ inventory levels will have an impact on our earnings guidance and estimates and any significant reduction in automotive sales and/or LVP by our customers, whether due to general economic conditions or any other fact(s) relevant to LVP, will likely have a material adverse effect on our business, results of operations and financial condition.

Growth rates in safety content per vehicle, which can be impacted by changes in consumer trends and political decisions, could affect our results in the future

The average global content of safety systems per light vehicle (airbags, seatbelts, steering wheels and related electronics, radar, cameras, night vision systems and global positioning systems (GPS)) remained relatively flat at slightly below $300 during the period 2013-2015. However, vehicles produced in different markets may have various safety content values. For example, in Western Europe and North America many of the cars in the large-size segment have safety content values of more than $500 per vehicle while the average safety content of light vehicles in China and India was only approximately $220 and $60, respectively.

Because growth in global LVP is highly concentrated in markets such as China and India, our operating results may suffer if the safety content per vehicle remains low in our growth markets. As safety content per vehicle is also an indicator of our sales development, should the current trends continue, the average value of safety systems per vehicle could decline.

We operate in highly competitive markets

The markets in which we operate are highly competitive. The market for occupant restraint systems continues to consolidate while the market for active safety has not yet consolidated. We compete with a number of other manufacturers that produce and sell similar products. Among other factors, our products compete on the basis of price, quality, manufacturing and distribution capability, design and performance, technological innovation, delivery and service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than us. Some of our competitors may also have a “preferred status” as a result of special relationships or ownership interests with certain customers. Our active safety products may require significant resources to develop both hardware and software solutions. Our products may not be able to compete successfully with the products of our competitors. In addition, our competitors may predict the course of market development more accurately than we do, develop products that are superior to our products, have the ability to produce similar products at a lower cost than we can, or adapt more quickly than we do to new technologies or evolving regulatory, industry or customer requirements. We may also encounter increased competition in the future from existing or new competitors. As a result, our products may not be able to compete successfully with their products. Should this happen, we will suffer material adverse effects on our business, results of operations and financial condition.

The competitive factors noted above are especially present in the field of active safety. This is a new and developing segment in the automotive industry and inherently includes a higher level of uncertainty than more mature markets. The number of competitors shows risk of increasing as mega-suppliers from outside the traditional automotive industry, such as Microsoft and Google and other technology companies, consider the business opportunities presented by automated driving. The high development cost in active safety limits the number of technical solutions that can be pursued by most Tier 1 suppliers, leading to risk of exposure to a disruptive technology different than those being developed by the Company.

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

Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or a particular vehicle brand for which we are a significant supplier could reduce our sales and harm our profitability. Although our sales are split over several hundred contracts covering approximately 1,500 vehicle platforms or vehicle models, a significant decline in overall demand for such vehicles, or a dramatic change in vehicle preferences, could have a material adverse effect on our sales.

RISKS RELATED TO OUR BUSINESS

Escalating pricing pressures from our customers may adversely affect our business

The automotive industry has been characterized by increasingly aggressive pricing pressure from customers for many years. This trend is partly attributable to the major automobile manufacturers’ strong purchasing power. As with other automotive component manufacturers, we are often expected to quote fixed prices or are forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for engineering work. Price reductions have impacted our sales and profit margins and are expected to continue to do so in the future. Our future profitability will depend upon, among other things, our ability to continuously reduce our cost per unit and maintain our cost structure, enabling us to remain cost-competitive.

Our profitability is also influenced by our success in designing and marketing technological improvements in automotive safety systems, which helps us offset price reductions by our customers. If we are unable to offset continued price reductions through improved operating efficiencies and reduced expenditures, these price reductions may have a material adverse effect on our business, results of operations and financial condition.

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

The potential loss of, or loss of access to, one of our suppliers or our own production sites could be caused by a myriad of potential problems, such as closures of one of our own or one of our suppliers’ plants or critical manufacturing lines due to strikes, mechanical failures, electrical outages, fires, explosions, critical pollution levels, political upheaval, as well as logistical complications due to weather, volcanic eruptions, earthquakes, flooding or other natural disasters, acts of terrorism, mechanical failures, delayed customs processing, legislation or regulation regarding the transport of hazardous goods, strikes of transportation or port workers and more. Additionally, as we expand in growth markets, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, possibly for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver the necessary components. This may cause our customers to suspend their orders or instruct us to suspend delivery of our products, which may adversely affect our financial performance.

When we cease timely deliveries, we have to absorb our own costs for identifying and resolving the ultimate problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight.

Additionally, if we are the cause of a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be very significant and may include consequential losses such as lost profits. Thus, any supply-chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown could expose us to material claims of compensation. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all.

Disruptions in our supply chain, whether caused by a volcano, earthquake, flooding, other natural disaster, or act of terrorism, could cause significant delays and complications to our ability to ship our products to our customers, as well as receive shipments from our suppliers. Also, similar difficulties for other suppliers may force our customers to halt production, which may in turn impact our sales shipments to such customers. It is impossible for us to predict if and when disruptions of air, ground and sea transport will occur again and, if so, what impact such disruptions will have. Any such disruptions could severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time and/or to absorb very significant costs to avoid disruption of our customers’ operations.

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Our industry may be affected from time to time by limited supplies of certain key components and materials. Strong worldwide demand for certain raw materials has had a significant impact on raw material prices and short-term availability in recent years. Increases in the prices of the raw materials and components in our products could materially increase our operating costs and materially and adversely affect our profit margin, as direct material costs amounted to approximately 54% of our net sales in 2015, of which approximately half is the raw material cost portion. We have in the past and may in the future, experience delays or reductions in supply shipments, which could reduce our revenue and profitability.

Commercial negotiations with our customers and suppliers may not always offset all of the adverse impact of higher raw material, energy and commodity costs. Even where we are able to pass price increases along to our customer, there may be a lapse of time before we are able to do so such that we must absorb the cost increase. In addition, no assurances can be given that the magnitude and duration of such cost increases or any future cost increases could not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated.

In August 2012, the SEC adopted annual disclosure and reporting requirements for companies that manufacture products containing certain minerals and their derivatives that are known as “conflict minerals” because such minerals may or may not be mined from the Democratic Republic of Congo and adjoining countries. These requirements required due diligence efforts beginning in 2013, with initial disclosure requirements beginning in 2014. There are significant costs associated with complying with the SEC disclosure requirements regarding conflict minerals, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. These rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. Accordingly, we may incur significant costs as a consequence of regulations related to conflict free minerals, which may adversely affect our business, results of operations or financial condition.

Adverse developments affecting one or more of our major suppliers could harm our profitability

Any significant disruption in our supplier relationships, particularly relationships with single-source suppliers, could harm our profitability. Furthermore, some of our suppliers may not be able to sufficiently manage the currency commodity cost volatility and/or sharply changing volumes while still performing as we expect. For example, large recall or field actions from our customers can stress the capacity of our supply chain and may inhibit our ability to timely deliver order volumes. Over time, more of our suppliers are located in growth markets. As such, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we try to make contingency plans for such risks.

Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices

We are dependent on a relatively few number of customers with strong purchasing power. This is the result of customer consolidation during the last few decades. Our five largest customers represented 52% of our consolidated sales for 2015. Our largest contract accounted for approximately 2.4% of our total fiscal 2015 sales and expires in 2019. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of business from any of our major customers (whether by cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations and financial condition.

Customers may put us on a “new business hold,” which would limit our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that are required to be met prior to being eligible to bid for new business. Meeting any such conditions within the prescribed timeframe may require additional Company resources. A failure to satisfy such remedial conditions may have a materially adverse impact on our financial results in the long term.

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

Information concerning our major customers is included in the Annual Report in a graph and in the section headed “Our Customers” on page 32 and in Note 19 of the Consolidated Financial Statements on page 84 of the Annual Report.

Changes in our product mix may impact our financial performance

We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period. Our earnings guidance and estimates assume a certain geographic sales mix as well as a product sales mix. If actual results vary from this projected geographic and product mix of sales, our results of operations and financial condition could be negatively impacted.

We are involved from time to time in legal proceedings and our business may suffer as a result of adverse outcomes of current or future legal proceedings

We are, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, shareholder litigation, government investigations, class action lawsuits, personal injury claims, and environmental issues, antitrust, customs and VAT disputes, employment and tax issues. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. The possibility exists that claims may be asserted against us and their magnitude may remain unknown for long periods of time. These types of lawsuits could require significant management time and attention and a substantial legal liability or adverse regulatory outcome and the substantial expenses to defend the litigation or regulatory proceedings may have a material adverse effect on our customer relationships, business prospects, reputation, operating results, cash flows and financial condition. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position or that reserves or our insurance will mitigate such impact.

See Note 16 of the Consolidated Financial Statements on page 78 of the Annual Report.

We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us or our customers

We face an inherent business risk of exposure to product liability and warranty claims in the event that our products actually or allegedly are defective, fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. Additionally, increasing regulation and reporting requirements regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in product liability or recall investigations or claims. See “–Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market.” Although we carry product liability and product recall insurance, such insurance may not always be available in appropriate amounts or in all markets. We have invested and will continue to invest in our engineering, design, and quality infrastructure; however, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty claims or product recalls in the future. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to process and defend these claims.

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

In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis; any one or more quality, warranty or other recall issue(s) (including issues affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures which may have a severe impact on our operations, such as a global, temporary or prolonged suspension of new orders. In addition, as our products more frequently use global designs and are based on or utilize the same or similar parts, components or solutions, there is a risk that the number of vehicles affected globally by a failure or defect will increase significantly and hence also our costs. A warranty, recall or product liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, the final amounts determined to be due related to these matters could differ materially from our recorded warranty estimates and our financial results may be materially impacted as a result.

In addition, as we adopt new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. We cannot assure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims. See “–If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired.”

We are currently undergoing an antitrust investigation by the European Commission and it is probable that the Company’s operating results and cash flows will be materially adversely impacted

The European Commission (“EC”) is engaged in a long-running investigation into possible anti-competitive behavior among certain suppliers to the automotive vehicle industry, including Autoliv. From June 7 to June 9, 2011, representatives of the EC visited two facilities of Autoliv BV & Co KG, a Company subsidiary in Germany, to gather information for such inquiry. The EC’s investigation is still ongoing. It is the Company’s policy to cooperate with governmental investigations. Although the duration or ultimate outcome of the EC investigation cannot be predicted or estimated, it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable, however, the Company remains unable to estimate the impact the EC investigation will have or predict the reporting periods in which such impact may be recorded. The EC investigation will require significant management time and attention and could, in addition to an unfavorable outcome, result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial results, and our insurance may not mitigate such impact.

We are subject to civil antitrust litigation in the U.S. and Canada following the DOJ settlement and may be subject to additional civil antitrust litigation in the U.S. or elsewhere that could negatively impact our business

The Company and its competitors were sued in multiple class action lawsuits in the U.S. and Canada alleging violations of antitrust and related laws and seeking to recover treble damages for the alleged classes of direct purchasers, auto dealers and vehicle purchasers/lessees. The Company, without admitting any liability, entered into separate settlement agreements with representatives of each of the three classes of plaintiffs, two of which have received final court approval. The Company may also be subject to additional civil antitrust lawsuits in the future in the U.S., Canada or other countries that permit such civil claims, including lawsuits or other actions by our customers. These types of lawsuits require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial results, and our insurance may not mitigate such impact.

We are, and have been, subject to investigations by other competition authorities and may be subject to investigations by additional competition authorities that could negatively impact our business

Competition authorities in Brazil, Canada, South Africa and South Korea have previously initiated investigations of certain suppliers to the automotive vehicle industry, including Autoliv. Competition authorities in additional countries, including Japan, may initiate similar investigations. These types of investigations require significant management time and attention. These investigations could also result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial results, and our insurance may not mitigate such impact.

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

Restructuring initiatives and capacity alignments are complex and difficult and at any time additional restructuring steps may be necessary, possibly on short notice and at significant cost

Our restructuring initiatives and capacity alignments include efforts to adjust our manufacturing capacity, including plant closures, transfer of sourcing to low-cost countries, consolidation of our supplier base and standardization of products, to reduce our overhead costs and consolidate our tech centers. The Company’s restructuring initiatives and capacity alignment efforts may not result in the anticipated cost savings. The successful implementation of our restructuring activities and capacity alignments will require us to involve sourcing, logistics, technology and employment arrangements. The complex nature of our various restructuring initiatives could cause difficulties or delays in the implementation of any such initiative or it may not be immediately effective, resulting in an adverse material impact on our performance. In addition, there is a risk that inflation, high-turnover rates and increased competition may reduce the efficiencies now available in low-cost countries to levels that no longer allow for cost-beneficial restructuring opportunities.

A prolonged recession and/or another downturn in our industry could result in us having insufficient funds to continue our operations without additional financing activities

Our ability to generate cash from our operations is highly dependent on sales and therefore on LVP, the global economy and especially the economies of our important markets. If LVP were to remain on low levels for an extended period of time, this would result in a significantly negative cash flow. Similarly, if cash losses for customer defaults rise sharply, this would also result in a negative cash flow. Such negative cash flow could result in our having insufficient funds to continue our operations unless we can procure external financing, which may not be possible.

A prolonged recession and/or another downturn in our industry could result in external financing not being available to us or available only on materially different terms than what has historically been available

Our current credit rating could be lowered as a result of us experiencing significant negative cash flows or a dire financial outlook. This may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our principal credit facility expires in 2018. These risks are exacerbated by the current instability in the global credit markets and global economic pressure. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our principal credit facility syndicate were to default. If external financing is unavailable to us when necessary, we may have insufficient funds to continue our operations.

Information concerning our credit facilities and other financings are included in the Annual Report on page 52 in the section headed “Treasury Activities” and in Note 12 to the Consolidated Financial Statements on pages 74 and 75 of the Annual Report.

Our indebtedness may harm our financial condition and results of operations

As of December 31, 2015, we have outstanding debt of $1.54 billion, including $165 million in privately placed debt issued in 2007 and $1.25 billion in privately placed debt issued in April 2014. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Governmental restrictions may impact our business adversely

Some of our customers are owned by a governmental entity, receive various forms of governmental aid or support or are subject to governmental influence in other forms, which may impact us as a supplier to these customers. As a result, they may be required to partner with local entities or procure components from local suppliers to achieve a specific local content or be subject to other restrictions regarding localized content or ownership. The nature and form of any such restrictions or protections, whatever their basis, is very difficult to predict as is their potential impact. However, they are likely to be based on political rather than economical or operational considerations and may materially impact our business.

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

We periodically review the carrying value of our goodwill and other intangible assets for possible impairment; if future circumstances indicate that goodwill or other intangible assets are impaired, we could be required to write down amounts of goodwill or other intangible assets and record impairment charges

We monitor the various factors that impact the valuation of our goodwill and other intangible assets, including expected future cash flow levels, global economic conditions, market price for our stock, and trends with our customers. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance and especially the cash flow performance of these goodwill assets, adverse market conditions and adverse changes in applicable laws or regulations. If there are changes in these circumstances or the other variables associated with the estimates, judgments and assumptions relating to the valuation of goodwill, when assessing the valuation of our goodwill items, we may determine that it is appropriate to write down a portion of our goodwill or intangible assets and record related non-cash impairment charges. In the event that we determine that we are required to write-down a portion of our goodwill items and other intangible assets and thereby record related non-cash impairment charges, our financial position and results of operations would be adversely affected.

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

Information concerning our defined benefit and postretirement plans is included in Note 18 of the Consolidated Financial Statements on pages 80 through 84 of the Annual Report.

You should not anticipate or expect the payment of cash dividends on our common stock

Our dividend policy is subject to the discretion of our Board of Directors and depends upon a number of factors, including our earnings, financial condition, cash and capital needs and general economic or business conditions. Although we currently use dividends as a way to return value to our stockholders, in the past our Board of Directors suspended our quarterly dividend after determining that a suspension was necessary in light of the decline in global LVP, the uncertainty surrounding the recession at the time and the inherent risk of customer defaults. While we have resumed the payment of dividends on our common stock, in the future, there can be no assurance that the Board of Directors will continue to declare dividends.

Increases in IT security threats, the sophistication of computer crime and our reliance on global data centers could expose our systems, networks, solutions and services to risks

As the world’s largest automotive safety system supplier with worldwide facilities, we rely extensively on information technology (“IT”) networks and systems and the use of our global data centers as well as services provided over the internet to process, transmit and store electronic information, and to manage or support a variety of business processes or activities. Additionally, we and certain of our third-party vendors collect and store personal information in connection with human resources operations and other aspects of our business. The secure operation of these information technology networks and systems and the proper processing and maintenance of this information are critical to our business operations. We rely on third parties to provide or maintain some of our IT systems, data centers and related services and do not exercise direct control over these systems. Despite the implementation of security measures, these IT systems, data centers and cloud services are vulnerable to disruptions, including those resulting from natural disasters, cyber-attacks or failures in third-party-provided services. Disruptions and attacks on our IT systems could result in the leakage of our or our customers’ confidential information, including our financial data and intellectual property, improper use of our systems and networks, manipulation and destruction of data, production downtimes and both internal and external supply shortages, which could have an adverse effect on our results of operations. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third party service providers. We seek to deploy comprehensive measures to prevent, detect, address and mitigate these threats. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Cybersecurity incidents aimed at the software imbedded in our products could lead to third party claims that our product failures have caused a similar range of damages to our customers or third parties. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

There has been an increased level of activity, and an associated level of sophistication, in cyberattacks demonstrated on automotive electronics within the industry. We face an inherent business risk of exposure to these attacks in our electronic product segments. Such attacks, even if they do not involve our products, can harm the reputations of our customers, competitors, and the Company, particularly if those attacks cause consumers to question the safety of products similar to those we produce.

RISKS RELATED TO INTERNATIONAL OPERATIONS

Our business is exposed to risks inherent in international operations

We currently conduct operations in various countries and jurisdictions, including locating certain of our manufacturing and distribution facilities internationally, which subjects us to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Some of these countries are considered growth markets. International sales and operations, especially in growth markets, subject us to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions;

•	foreign tax consequences;

•	inability to collect, or delays in collecting, value-added taxes and/or other receivables associated with remittances and other payments by subsidiaries;

•	exposure to local political turmoil;

•	expropriation and nationalization;

•	enforcing legal agreements or collecting receivables through foreign legal systems;

•	wage inflation in emerging markets;

•

currency controls, including lack of liquidity in foreign currency due to governmental restrictions, trade protection policies and currency controls, which may create difficulty in repatriating profits or making other remittances;

•	investment restrictions or requirements; and

•	the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws.

Various corporate tax reform bills and other proposals are currently under consideration by U.S. Congress that could fundamentally change how the Company’s earnings are taxed in the U.S., including, among other items, corporate income tax rate changes in varying, uncertain, or unspecified amounts and the reduction or elimination of certain corporate tax incentives and modifications to the existing regime for taxing overseas earnings. Additionally, changes in tax laws by foreign jurisdictions could arise as a result of base erosion and profit shifting (“BEPS”) projects being undertaken by the Organization for Economic Co-operation and Development (“OECD”). In October 2015, the OECD, which represents a coalition of member countries, released its final recommendations relating to BEPS. These recommendations have both immediate and longer term effects, with a transition period expected as countries begin to implement the various changes. These recommendations, if adopted by countries in which we operate, could result in changes to tax policies, including transfer pricing policies, that could ultimately impact our tax liabilities to foreign jurisdictions. The timing or impact of these proposals and recommendations is unclear at this point. However, any material change in tax laws or policies, or their interpretation, resulting from such legislative proposals and recommendations could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect our cash flows, results of operations or financial condition.

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

Our foreign operations may subject us to risks relating to laws governing international relations

Due to our global operations, we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act, and other anti-bribery regulations in foreign jurisdictions where we do business, and the U.S. Export Administration Act), which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries and what information we can provide to authorities in governmental organizations.

Although we have procedures and policies in place that should mitigate the risk of violations of these laws, there is no guarantee that they will be sufficiently effective. If and when we acquire new businesses, we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of the rules and laws were effective, and violations may occur if we are unable to timely implement corrective and effective controls and procedures when integrating newly acquired businesses. Any allegations of non-compliance with these laws could harm our reputation, divert management attention and result in significant expenses, and could therefore materially harm our business, results of operations or financial condition.

Our business in China is subject to aggressive competition and is sensitive to economic and market conditions

We operate in the highly competitive automotive supply market in China and face competition from both international and smaller domestic manufacturers. We anticipate that additional competitors, both international and domestic, may seek to enter the Chinese market resulting in increased competition. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. In addition, our business is sensitive to economic and market conditions that drive sales volume in China and the volume of automotive production in China has recently experienced significant fluctuations, particularly of certain vehicle models, and there has been a recent slowdown of growth. If we are unable to maintain our position in the Chinese market, if vehicle sales in China decrease, or if vehicle production remains sluggish, our business, results of operations and financial condition could be materially adversely affected.

Additionally, growth markets, like China, have a tendency to demonstrate greater uncertainty and volatility as customer demand may be unpredictable and our customers may not have sufficient experience in predicting customer demand, which can result in erratic production schedules which in turn may have a negative impact on our operating results.

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

Exchange rate risks

In addition, as a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Such risks and exposures include:

•	transaction exposure, which arises because the cost of a product originates in one currency and the product is sold in another currency;

•	revaluation effects, which arise from valuation of assets denominated in other currencies than the reporting currency of each unit;

•	translation exposure in the income statement, which arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars;

•	translation exposure in the balance sheet, which arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars; and

•	changes in the reported U.S. dollar amounts of cash flows.

For example, the financial crisis during 2008-2009 caused extreme and unprecedented volatility in foreign currency exchange rates. More recently, there was significant volatility in certain currency pairs during 2012-2015, and particularly in the early part of 2015. Volatility in certain currency pairs has continued into early 2016 and may impact our financial results. We cannot predict when, or if, this volatility will cease or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies to achieve a natural hedge. However, a natural hedge cannot be achieved for all our currency flows therefore a net transaction exposure remains within the group. The net exposure can be significant and creates a transaction exposure risk for the Company. Our electronics business is particularly vulnerable to a strong U.S. dollar as certain raw materials and components are sourced in U.S. dollars while sales are also currently in other currencies, like the Euro. The Company does not hedge translation exposure. However, we do engage in foreign exchange rate hedging from time to time related to foreign currency transactions.

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

In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. Acquisitions also involve numerous additional risks to us and our investors, including:

•	risk in retaining acquired management and employees;

•	difficulties in integrating acquired technologies, products, operations, services and personnel with our existing businesses;

•	diversion of our management’s attention from other business concerns;

•	assumption of known and unknown or contingent liabilities;

•	adverse financial impact from the amortization of expenses related to intangible assets;

•	incurrence of indebtedness;

•	potential adverse financial impact from failure of acquisitions to meet internal revenue and earnings expectations;

•	integration of internal controls;

•	entry into markets in which we have little or no direct prior experience; and

•	potentially dilutive issuances of equity securities.

In the future, the best growth opportunities may be in passive safety electronics and active safety systems markets, which include and are likely to include other and often larger companies than our traditional competitors. We may also pursue acquisitions of businesses or products that are complementary to our business but for which we have historically had little experience. These transactions can involve significant challenges and risks as well as significant time and resources that may divert management’s attention from other business activities. If we fail to adequately manage these acquisition risks, the acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect our financial results.

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. At present, we hold approximately 6,600 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. In addition to our in-house research and development efforts, we seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing and joint venture arrangements. Our patents and licenses expire on various dates during the period from 2016 to 2035. We do not expect the expiration of any single patent or license to have a material adverse effect on our business, results of operations and financial condition.

Developments or assertions by or against us relating to intellectual property rights could negatively impact our business. We primarily protect our innovations with patents and vigorously protect and defend our patents, trademarks and know-how against infringement and unauthorized use. If we are not able to protect our intellectual property and our proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. We also generate license revenue from these patents, which we may lose if we do not adequately protect our intellectual property and proprietary rights. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate, and our competitors may independently develop technologies that are similar or superior to our proprietary technologies, duplicate our technologies, or design around the patents we own or license. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S. We may not be able to protect our proprietary technology and intellectual property rights, which could result in the loss of our rights or increased costs.

Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Additionally, we and our joint ventures license from third parties proprietary technology covered by patents, and we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology. Further, we expect to continue to expand our products and services and well as expand into new businesses, including through acquisitions, which could increase our exposure to patent and other intellectual property claims from competitors and other parties. If claims alleging patent, copyright or trademark infringement are brought against us and successfully prosecuted against us, they could result in substantial costs. If a successful claim is made against us and we fail to develop non-infringing technology, our business, results of operation and financial condition could be materially adversely affected. In addition, certain of our products utilize components that are developed by third parties and licensed to us or our joint ventures. If claims alleging patent, copyright or trademark infringement are brought against such licensors and successfully prosecuted, they could result in substantial costs, and we may not be able to replace the functions provided by these licensors. Alternate sources for the technology currently licensed to us or our joint ventures may not be available in a timely manner, may not provide the same functions as currently provided or may be more expensive than products currently used.

We may not be able to respond quickly enough to changes in technology and technological risks and to develop our intellectual property into commercially viable products

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. We currently license certain proprietary technology to third parties and, if such technology becomes obsolete or less attractive, those licensees could terminate our license agreements, which could adversely affect our results of operations. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. We cannot provide assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. As part of our business strategy, we may from time to time seek to acquire businesses or assets that provide us with additional intellectual property. We may experience problems integrating acquired technologies into our existing technologies and products, and such acquired intellectual property may be subject to known or contingent liabilities such as infringement claims.

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

Some of our products and technologies may use “open source” software, which may restrict how we use or distribute our products or require that we release the source code of certain products subject to those licenses

Some of our products and technologies may incorporate software licensed under so-called “open source” licenses. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Additionally, open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. These open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. If we combine our proprietary software in such ways with open source software, we could be required to release the source code of our proprietary software. We take steps to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty.

RISKS RELATED TO GOVERNMENT REGULATIONS AND TAXES

Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety or other governmental regulations

We are subject to various U.S. federal, state and local, and non-U.S., laws and regulations, including those related to the requirements of environmental, occupational health and safety, financial and other matters. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our, operating results, cash flows and financial condition.

Our operations are subject to laws governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The operation of automotive parts manufacturing plants entails risks in these areas, and we cannot assure that we will not incur material costs or liabilities as a result. Although we have no known pending material environmental issues, we have made and will continue to make capital and other expenditures to comply with environmental requirements. To reduce our exposure to environmental risk, we implemented an environmental plan in 1996. According to the plan, we sought to certify according to ISO 14001, an international standard for environmental management systems, all of our plants and units. As of December 31, 2015, approximately 95% of our facilities comply with ISO 14001 requirements. However, we cannot assure you that we have been or will be at all times in complete compliance with all of these requirements or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts that we, at each time, may have reserved.

Our facilities in the U.S. are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), which regulates the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities and local residents. We are also subject to occupational safety regulations in other countries. Our failure to comply with government occupational safety regulations, including OSHA requirements, or general industry standards relating to employee health and safety, keep adequate records or monitor occupational exposure to regulated substances could expose us to liability, enforcement, and fines and penalties, and could have a material adverse effect on our operating results and financial position.

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

In addition, environmental and occupational health and safety and other requirements are complex, subject to change and have become more and more stringent. Potentially significant expenditures could be required in order to comply with evolving health and safety and environmental laws that may be adopted in the future. Any material environmental issues or changes in environmental or other governmental regulations may have an adverse impact on our operating results and financial condition.

Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market

Government vehicle safety regulations are a key driver in our business. Historically, these regulations have imposed ever more stringent safety regulations for vehicles. These more stringent safety regulations often require vehicles with more safety content per vehicle and more advanced safety products, which has thus been a driver of growth in our business.

However, these regulations are subject to change based on a number of factors that are not within our control, including new scientific or medical data, adverse publicity regarding the industry recalls and safety risks of airbags or seatbelts (for instance, to children and small adults), domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products and more. Changes in government regulations in response to these and other considerations could have a severe impact on our business. Although we believe that over time safety will continue to be a regulatory priority, if government priorities shift and we are unable to adapt to changing regulations, our business may suffer material adverse effects.

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

Additional information relating to our environmental management is included in the Annual Report in the “Management’s Discussion and Analysis” section “Environmental” on page 56 of the Annual Report.

Negative or unexpected tax developments could adversely affect our effective tax rate, operating results and financial condition

Our annual tax rate is based on our income and the tax laws in the jurisdictions in which we operate. Because of our many global operations we must deal with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. Although we believe that our tax estimates are reasonable, the final determination of our tax liability may be different from what is reflected in our historical income tax provisions and accruals.

We are subject to regular review and audit by tax authorities in the U.S. and foreign jurisdictions, which are inherently uncertain. Although we periodically assess the likelihood of adverse outcomes, negative or unexpected results from one or more such reviews and audits, including any related interest or penalties by governmental authorities, could increase our effective tax rate and adversely impact our operating results.

The effective tax rates used for interim reporting are based on our projected full-year geographic earnings mix and consideration of our cash repatriation plans. Changes in currency exchange rates, earnings mix by taxing jurisdiction or in cash repatriation plans could impact our reported effective tax rates, or cause fluctuations in the tax rate from quarter to quarter. Any anti-trust judgements or settlements may not be tax deductible which could have a material negative impact to our annual tax rate. A number of other factors may also increase our effective tax rate, which could have an adverse impact on our profitability and results of operations. Due to our numerous foreign operations, our tax rate may be impacted by our global mix of earnings if our pre-tax income is lower than anticipated in countries with lower statutory tax rates and/or is higher than anticipated in countries with higher statutory tax rates. Based on U.S. regulatory rules, we do not record current or deferred tax liabilities on permanent investments in our foreign subsidiaries and our foreign earnings that are indefinitely reinvested. However, if our non-U.S. subsidiaries were to distribute cash to our U.S. parent or make a cash outlay, such transactions may result in an increase to the Company’s effective tax rate.

Changes in, or changes in the application of, U.S. or foreign tax laws, regulations or accounting principles with respect to matters such as tax rates, transfer pricing, dividends, and restrictions on certain forms of tax relief or limitations on favorable tax treatment could affect the carrying value of our deferred tax assets and/or our effective tax rate.

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

Additional information on our deferred tax assets is included in Note 4 to the Consolidated Financial Statements on pages 70 and 71 of the Annual Report.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Autoliv’s principal executive offices are located at Vasagatan 11, 7th floor, SE-111 20, Stockholm, Sweden and Klarabergsviadukten 70, Section C, 6th floor, Stockholm, Sweden SE-111 20. Autoliv’s various businesses operate in a number of production facilities and offices. Autoliv believes that its properties are adequately maintained and suitable for their intended use and that the Company’s production facilities have adequate capacity for the Company’s current and foreseeable needs. All of Autoliv’s production facilities and offices are owned or leased by operating (either subsidiary or joint venture) companies.

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Items Produced at Facility	Owned/ Leased
Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, steering wheels and seatbelt webbing	Owned

Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned

Autoliv Electronics Canada, Inc.	Markham, Ontario	Airbag electronics, radar sensors	Leased
VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Changchun) Vehicle Safety Systems Co., Ltd.	Changchun	Airbags and seatbelts	Owned

Autoliv (China) Electronics Co., Ltd.	Shanghai	Airbag electronics	Owned

Autoliv (China) Inflator Co., Ltd.	Shanghai	Airbag inflators	Owned

Autoliv (China) Steering Wheel Co., Ltd.	Shanghai	Steering wheels	Owned

Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned

Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Seatbelts	Owned

Autoliv Shenda (Nanjing) Automotive Components Co., Ltd.	Nanjing	Seatbelt webbing	Owned

Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Airbags	Owned

Changchun Hongguang-Autoliv Vehicle Safety System Co., Ltd.	Changchun	Seatbelts	Leased

Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Seatbelt webbing	Owned

Autoliv (Jiangsu) Automotive Safety Components Co., Ltd.	Jintan/Changzhou City	Gas generant, Airbag Initiators and Airbag inflators	Owned

Autoliv (China) Automotive Safety Systems Co., Ltd.	Nantong/Jiangsu	Airbag cushions	Owned

Estonia
AS Norma	Tallinn	Seatbelts and belt components	Owned

France
Autoliv Electronic SAS	Saint-Etienne du Rouvray	Airbag electronics	Owned

Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags	Owned

Autoliv Isodelta SAS	Chiré-en-Montreuil	Steering wheels and covers	Owned

Livbag SAS	Pont-de-Buis	Airbag inflators	Owned

N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Airbag initiators and seatbelt micro gas generators	Owned

Germany
Autoliv B.V. & Co. KG	Dachau	Airbags	Leased
	Elmshorn	Seatbelts	Owned

Hungary
Autoliv Kft.	Sopronkovesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts, airbags and steering wheels	Leased
	Mysore	Seatbelt webbing	Owned
	Delhi	Seatbelts, airbags and steering wheels	Leased

	Chennai	Seatbelts	Leased
	Rudrapur, Uttarakhand	Seatbelts	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts	Owned

Japan
Autoliv Japan Ltd.	Atsugi	Steering wheels	Owned
	Hiroshima	Airbags and steering wheels	Owned
	Taketoyo	Airbag inflators	Owned
	Tsukuba	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Steering wheels	Owned

Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts	Owned

Autoliv Safety Technology de Mexico S.A. de C.V.	Tijuana	Seatbelts	Leased

Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro Querétaro	Airbag cushions Airbags	Leased Leased

Netherlands
Van Oerle Alberton B.V.	Boxtel	Seatbelt webbing	Owned

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags and seatbelts	Owned

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts, seatbelt webbing, airbags, airbag inflators, springs for retractors and height adjusters	Owned
	Lugoj	Airbag cushions	Owned
	Covasna	Steering wheel	Owned

Russia
OOO Autoliv	Togliatti	Airbags and seatbelts	Leased

South Africa
Autoliv Southern Africa (Pty) Ltd.	Gauteng	Seatbelts and airbags	Owned

South Korea
Autoliv Corporation	Seoul	Airbags	Owned
	Wonju	Seatbelts	Owned

Spain
Autoliv BKI S.A.U.	Valencia	Airbags	Owned

Autoliv KLE S.A.U.	Barcelona	Seatbelts	Owned

Sweden
Autoliv Electronics AB	Motala	Airbag electronics	Leased

Autoliv Sverige AB	Vårgårda	Airbags, seatbelt, airbag inflators and airbag electronics	Owned

Taiwan
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts	Owned
	Chonburi	Airbags and airbag cushions	Leased

Tunisia
SWT1 SARL	El Fahs	Leather wrapping of steering wheels	Leased

SWT2 SARL and ASW3 SARL	Nadhour	Leather wrapping of steering wheels	Owned

SWTF SARL	El Fahs	Leather wrapping of steering wheels	Owned & Leased

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelts and airbags	Owned

Autoliv Teknoloji Urunleri Sanyai Ve Ticaret A.S.	Gebze-Kocaeli	Leather wrapping of steering wheels	Leased

Autoliv Metal Pres Sanayi Yi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelt components	Owned

United Kingdom
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City, Utah	Airbag inflators	Owned
	Goleta, California	Night vision	Leased
	Ogden, Utah	Airbags	Owned
	Promontory, Utah	Gas generant	Owned
	Tremonton, Utah	Airbag initiators and seatbelt micro gas generators	Owned

TECHNICAL CENTERS AND CRASH TEST LABORATORIES

Location	Function

China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd., Shanghai	Technical center for electronics, airbags and seatbelts with full-scale test laboratory

France
Autoliv France SNC., Gournay-en-Bray	Technical center for airbags and seatbelts with full-scale test laboratory

Autoliv Electronics SAS, Cergy-Pontoise	Technical center for electronics

Livbag SAS, Pont-de-Buis	Technical center for inflator and pyrotechnic development

Germany
Autoliv B.V. & Co. KG, Dachau	Technical center for electronics, airbags with full-scale test laboratory
Elmshorn	Technical center for seatbelts with full-scale test laboratory
Holzgerlingen	Technical center for active safety

India
Autoliv India Private Ltd., Bangalore	Technical center for airbags and seatbelts with sled testing and CAE and software services

Japan
Autoliv Japan Ltd., Tsukuba	Technical center for airbags and seatbelts with sled test laboratory
Hiroshima	Technical center for electronics

Poland
Autoliv Poland Sp.z.o.o. Operating Co, Olawa	Technical center for airbags

Romania
Autoliv Romania S.R.L., Brasov	Technical center for seatbelts with sled test laboratory
Timisoara	Technical center for electronics

South Korea
Autoliv Corporation, Seoul	Technical center for electronics, airbags and seatbelts with sled test laboratory

Sweden
Autoliv Development AB, Vårgårda	Research center

Autoliv Sverige AB, Vårgårda	Technical center for airbags with full-scale test laboratory

Autoliv Electronics AB, Linköping	Technical center for electronics and active safety

USA
Autoliv ASP Inc., Auburn Hills, Michigan	Technical center for airbags, seatbelts with full-scale test laboratory
Ogden, Utah	Technical center for airbags, inflators and pyrotechnics
Southfield, Michigan	Technical center for electronics and active safety
Lowell, Massachusetts	Technical center for active safety

Additional information relating to the Company’s properties is included in the section titled “Superior Global Presence” on page 29 of the Annual Report and is incorporated herein by reference.

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

The Company is subject to ongoing antitrust investigations by governmental authorities in several jurisdictions, as well as related civil litigation in the United States and Canada. For further discussion of these antitrust matters and other legal proceedings see Note 16 Contingent Liabilities to the Consolidated Financial Statements on pages 78 and 79 of the Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market for Autoliv’s common stock including the relevant trading market, and approximate number of shareholders is included in the section titled “Share Performance and Shareholder Information” on pages 40 and 41 of the Annual Report and is incorporated herein by reference.

Share price and dividends

Information on the Company’s quarterly share prices and dividends declared and paid for the two most recent years, 2015 and 2014, is included in the “Share Price and Dividends” table on page 41 of the Annual Report and is incorporated herein by reference.

Stock repurchase program

Autoliv initiated its repurchase program in 2000 with 10 million shares and subsequently expanded the authorization three times between 2000 and 2007 to 37.5 million shares.

Share repurchases were suspended September 15, 2008 as a result of the financial crisis to preserve cash. During the fourth quarter of 2013, the Company reactivated its share repurchase program.

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

The maximum number of shares that may yet be purchased under the stock repurchase program amounted to 4,424,760 shares at December 31, 2015.

In total, Autoliv has repurchased 43.1 million shares between May 2000 and March 31, 2015 for cash of $2,341 million, including commissions. Of the total number of repurchased shares, 14.7 million shares were utilized for the equity offering in 2009, 3.1 million and 5.8 million shares were utilized for the repurchase of equity units in the second quarter of 2010 and the settlement of the equity units in the second quarter of 2012, respectively. In addition, 4.8 million shares have been utilized by the Stock Incentive Plan, whereof 0.3 million, 0.5 million and 0.5 million were utilized during 2015, 2014 and 2013, respectively. At December 31, 2015, 14.7 million of the repurchased shares remain in treasury stock.

During the quarter ended December 31, 2015, and since March 31, 2015, Autoliv made no share repurchases.

Additional information concerning the repurchase of Autoliv stock is included on pages 38 and 39 in the section “Creating Shareholder Value” of the Annual Report, and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2015 is included on page 93 of the Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2015 is included on pages 43 through 58 of the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Quantitative and Qualitative Disclosures about market risk are included in the Management’s Discussion and Analysis section “Risks and Risk Management” on pages 55 through 58 of the Annual Report and are incorporated herein by reference. See also Note 1 of the Notes to Consolidated Financial Statements on pages 64 through 67 of the Annual Report.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2015 and 2014 and the Consolidated Statements of Net Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2015, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included on pages 60 through 86 of the Annual Report and are incorporated herein by reference.

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

(b) Management’s Report on Internal Control Over Financial Reporting

The Management Report on Internal Control over Financial Reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) is included on page 59 of the Annual Report immediately preceding the audited financial statements and is incorporated herein by reference.

The Company’s internal control over financial reporting as of December 31, 2015 has been audited by our independent registered public accounting firm, as stated in their report that is included on page 86 of the Annual Report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding executive officers, directors and nominees for election as directors of Autoliv, Autoliv’s Audit Committee, Autoliv’s code of ethics, and compliance with Section 16(A) of the Securities Exchange Act is incorporated by reference from the information under the captions “Executive Officers of the Company” and “Item 1: Election of Directors”, “Committees of the Board” and “Audit Committee Report”, “Corporate Governance Guidelines and Codes of Conduct and Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Company’s 2016 Proxy Statement, which will be filed within 120 days after December 31, 2015. Information on Board meeting attendance is provided under the caption “Board Meetings” in the 2016 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 regarding executive compensation for the year ended December 31, 2015 is included under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the 2016 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Compensation Committee is included in the sections “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the Amended and Restated 1997 Stock Incentive Plan

The following table provides information as of December 31, 2015, about the common stock that may be issued under the Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders (1)	677,603	$87.88	3,397,130
Equity compensation plans not approved by security holders	—	—	—

Total	677,603	$87.88	3,397,130

(1)	Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, as amended by Amendment No. 1 dated December 17, 2010 and Amendment No. 2 dated May 8, 2012.
(2)	Excludes RSUs, which convert to shares of common stock for no consideration.
(3)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2015, no transactions took place that the Company deemed to require disclosure under Item 13. Further information regarding the Company’s policy and procedures concerning related party transactions is included under the caption “Related Person Transactions” in the 2016 Proxy Statement and is incorporated herein by reference. Information regarding director independence can be found under the caption “Board Independence” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of services provided to Autoliv is included under the caption “Ratification of Appointment of Independent Auditors” in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)	Financial Statements

The following consolidated financial statements are included on pages 60 through 63 of the Annual Report and Selected Financial Data is included on page 93 of the Annual Report and are incorporated herein by reference:

(i)	Consolidated Statements of Net Income - Years ended December 31, 2015, 2014 and 2013 (page 60);

(ii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2015, 2014 and 2013 (page 60);

(iii)	Consolidated Balance Sheets - as of December 31, 2015 and 2014 (page 61);

(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014 and 2013 (page 62);

(v)	Consolidated Statements of Total Equity – as of December 31, 2015, 2014 and 2013 (page 63);

(vi)	Notes to Consolidated Financial Statements (pages 64 through 85); and

(vii)	Reports of Independent Registered Public Accounting Firm (page 86).

(2)	Financial Statement Schedules

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, they are not required, or the information required is included in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of July 16, 2015, by and among Autoliv ASP Inc., M/A-COM Technology Solutions Inc., M/A-COM Auto Solutions Inc. and, for the limited purposes specified therein, M/A-COM Technology Solutions Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-12933, filing date July 17, 2015).

3.1	Autoliv’s Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2015).

3.2	Autoliv’s Third Restated By-Laws, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-12933, filing date December 18, 2015).

4.1	Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

4.3	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

4.4	Form of Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

10.1+	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv’s Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997).

10.2+	Amendment No. 1 to the Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.3+	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers, incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.4+	Form of Supplementary Agreement to the Employment Agreement between Autoliv, Inc. and certain of its executive officers, incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.5+	Form of Severance Agreement between Autoliv, Inc. and certain of its executive officers, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.6+	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – notice, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.7+	Form of Supplementary Agreement to Employment Agreement between Autoliv, Inc. and certain of its executive officers – pension, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.8+	Form of Pension Agreement between Autoliv, Inc. and certain of its executive officers – additional pension, incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.9+	Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 001-12933, filing date March 11, 2004).

10.10+	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson, incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.11+	Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Mr. Jan Carlson, incorporated herein by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.12+	Amended and Restated Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Appendix A of the Definitive Proxy Statement of Autoliv, Inc. on Schedule 14A (filing date March 23, 2009).

10.13	Revolving Credit Facility Agreement, dated June 21, 2010, between Autoliv AB, Autoliv, Inc., and Nordea Bank AB (publ), incorporated herein by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.14	Facility Agreement, dated June 21, 2010, among Autoliv, Inc., Autoliv AB, Swedish Export Credit Corporation, National Export Credits Guarantee Board and Skandinaviska Enskilda Banken AB (publ), incorporated herein by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.15+	Amendment No. 1 to the Autoliv, Inc. 1997 Stock Incentive Plan as amended and restated on May 6, 2009, dated December 17, 2010, incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2011).

10.16	Facilities Agreement of $1,100,000,000, dated April 16, 2011, among Autoliv, Inc., Autoliv ASP, Inc., Autoliv AB, Merchant Banking, Skandinaviska Enskilda Banken AB (publ), and the other parties and lenders named therein, incorporated herein by reference to Exhibit 99.j to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 20, 2011).

10.17+	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – pension, incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.18+	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – non-equity incentive award, incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.19+	Amendment, dated December 19, 2011, to Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson (pension), incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.20	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of August 1, 2011, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated by reference to Exhibit 4.11 to Autoliv’s Registration Statement on Form S-3 (File No. 333-179948, filing date March 7, 2012).

10.21	Remarketing Agreement, dated as of February 9, 2012, incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

10.22+	Plea Agreement, dated June 6, 2012, incorporated herein by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.23+	Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan as amended and restated on May 6, 2009, dated May 8, 2012, incorporated herein by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.24+	Amendment, dated January 18, 2013 to Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson – additional pension, dated January 18, 2013, incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.25+	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (with Change-in-Control Severance Agreement), incorporated herein by reference to Exhibit 10.34 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.26+	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (without Change-in-Control Severance Agreement), incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.27+	Form of Change-in-Control Severance Agreement between Autoliv, Inc. and certain of its executive officers, incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.28	Form of Indemnification Agreement between Autoliv, Inc. and its directors and certain of its executive officers, incorporated herein by reference to Exhibit 99.i to the Annual Report on Form 10-K (File No. 001-12933, filing date February 24, 2009).

10.29†	Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.30	Guarantee Agreement, dated July 16, 2013, between European Investment Bank and Autoliv, Inc., incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.31	Form of Note Purchase and Guaranty Agreement, dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

10.32+	Autoliv, Inc. Non-employee Director Compensation Policy, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 18, 2014).

10.33+	Form of Supplement to Employment Agreement between Autoliv, Inc. and certain of its executive officers, dated August 13, 2014 and effective as of September 1, 2014, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 23, 2014).

10.34	Amendment, dated January 27, 2015, to the Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc., incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2015).

10.35	Consulting Agreement, dated as of July 16, 2015, by and between Autoliv ASP Inc. and M/A-COM Technology Solutions Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date July 17, 2015).

10.36+	International Assignment Agreement, dated as of August 27, 2015, by and among Autoliv ASP, Inc., Autoliv AB and Steven Fredin, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date August 28, 2015).

10.37+*	Separation Agreement, dated August 28, 2015, between Autoliv, Inc. and Fredrik Peyron.

10.38+*	Employment Agreement, dated August 20, 2015, between Autoliv, Inc. and Lars Sjöbring.

10.39+*	Separation Agreement, dated November 20, 2015, between Autoliv, Inc. and Mats Wallin.

11	Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

13*	Autoliv’s Annual Report to Shareholders for the fiscal year ended December 31, 2015.

21*	Autoliv’s List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Consolidated Statements of Comprehensive Income: (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Total Equity; and (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
+	Management contract or compensatory plan.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 19, 2016.

AUTOLIV, INC.

(Registrant)

By /s/ Mats Wallin

Mats Wallin

Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 19, 2016.

Title	Name

Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	/s/ Jan Carlson Jan Carlson

Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ Mats Wallin
Mats Wallin

Director	/s/ Robert W. Alspaugh
Robert W. Alspaugh

Director	/s/ Aicha Evans
Aicha Evans

Director
Leif Johansson

Director	/s/ Franz-Josef Kortüm
Franz-Josef Kortüm

Director	/s/ David E. Kepler
David E. Kepler

Director	/s/ Xiaozhi Liu
Xiaozhi Liu

Director	/s/ George A. Lorch
George A. Lorch

Director	/s/ James M. Ringler
James M. Ringler

Director	/s/ Kazuhiko Sakamoto
Kazuhiko Sakamoto

Director	/s/ Wolfgang Ziebart
Wolfgang Ziebart