Form 10-Q
period 2016-03-31
AUTOLIV INC
filed 2016-04-29
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 25, 2016, there were 88,193,567 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “would,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives and the market reaction thereto; changes in general industry and market conditions or regional growth or decline; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the ultimate resolution of the possible recall of certain of our side curtain airbags); higher expenses for our pension and other postretirement benefits including higher funding requirements for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation; our ability to protect our intellectual property rights or infringement claims; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” in our Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016. The Company undertakes no obligation to update publicly or revise any forward-looking statements in light of new information or future events.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update any such statement, except as required by law.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended
	March 31, 2016	March 31, 2015

Net sales	$2,430.0	$2,174.1

Cost of sales	(1,929.0)	(1,750.8)

Gross profit	501.0	423.3

Selling, general and administrative expenses	(113.1)	(100.6)
Research, development and engineering expenses, net	(158.8)	(126.5)
Amortization of intangibles	(7.9)	(3.7)
Other expense, net	(16.0)	(112.5)

Operating income	205.2	80.0

Income from equity method investments	0.6	1.3
Interest income	1.2	0.4
Interest expense	(15.5)	(17.1)
Other non-operating items, net	(1.2)	(0.1)

Income before income taxes	190.3	64.5

Income tax expense	(56.8)	(28.8)

Net income	$133.5	$35.7

Less: Net income attributable to non-controlling interest	0.3	0.0

Net income attributable to controlling interest	$133.2	$35.7

Net earnings per share – basic	$1.51	$0.40
Net earnings per share – diluted	$1.51	$0.40

Weighted average number of shares outstanding, net of treasury shares (in millions)	88.1	88.4

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	88.3	88.6

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	88.2	88.0

Cash dividend per share – declared	$0.58	$0.56
Cash dividend per share – paid	$0.56	$0.54

See “Notes to unaudited condensed consolidated financial statements.”

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2016	March 31, 2015

Net income	$133.5	$35.7

Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	59.6	(110.8)
Net change in cash flow hedges	(1.2)	—
Net change in unrealized components of defined benefit plans	1.2	2.2

Other comprehensive income (loss), before tax	59.6	(108.6)

Tax effect allocated to other comprehensive income (loss)	(0.4)	(0.7)

Other comprehensive income (loss), net of tax	59.2	(109.3)

Comprehensive income	$192.7	$(73.6)

Less: Comprehensive income attributable to non-controlling interest	0.3	0.0

Comprehensive income attributable to controlling interest	$192.4	$(73.6)

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	March 31, 2016 (unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$1,161.6	$1,333.5
Receivables, net	2,000.2	1,787.6
Inventories, net	766.7	711.4
Other current assets	131.6	205.8

Total current assets	4,060.1	4,038.3

Property, plant and equipment, net	1,638.6	1,437.1
Investments and other non-current assets	350.3	255.8
Goodwill	1,838.7	1,666.3
Intangible assets, net	256.6	128.0

Total assets	$8,144.3	$7,525.5

Liabilities and equity
Short-term debt	$28.8	$39.6
Accounts payable	1,240.3	1,169.6
Accrued expenses	897.2	755.6
Other current liabilities	250.2	261.6

Total current liabilities	2,416.5	2,226.4

Long-term debt	1,499.4	1,499.4
Pension liability	215.2	197.0
Other non-current liabilities	148.0	134.6

Total non-current liabilities	1,862.6	1,831.0

Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	3,581.4	3,499.4
Accumulated other comprehensive (loss) income	(349.2)	(408.5)
Treasury stock	(1,064.1)	(1,067.4)

Total controlling interest	3,600.2	3,455.6
Non-controlling interest	265.0	12.5

Total equity	3,865.2	3,468.1

Total liabilities and equity	$8,144.3	$7,525.5

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2016	March 31, 2015

Operating activities
Net income	$133.5	$35.7
Depreciation and amortization	85.1	73.7
Other, net	3.3	(19.0)
Changes in operating assets and liabilities	(21.4)	(6.2)

Net cash provided by operating activities	200.5	84.2

Investing activities
Expenditures for property, plant and equipment	(91.8)	(134.8)
Proceeds from sale of property, plant and equipment	0.6	6.8
Acquisitions and divestitures of businesses and other, net	(227.4)	(3.2)

Net cash used in investing activities	(318.6)	(131.2)

Financing activities
Net decrease (increase) in short-term debt	(14.6)	55.3
Dividends paid to non-controlling interest	(1.7)	—
Dividends paid	(49.3)	(47.8)
Repurchased shares	—	(104.4)
Common stock options exercised	0.7	11.0
Other, net	0.2	0.0

Net cash used in financing activities	(64.7)	(85.9)

Effect of exchange rate changes on cash and cash equivalents	10.9	(32.0)

Decrease in cash and cash equivalents	(171.9)	(164.9)

Cash and cash equivalents at beginning of period	1,333.5	1,529.0

Cash and cash equivalents at end of period	$1,161.6	$1,364.1

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2016

1 Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited financial statements and all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. The result for the interim period is not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2016.

The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016.

2 Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted for all entities. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements, which will require right of use assets and lease liabilities be recorded in the consolidated balance sheet for operating leases.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted the standard prospectively in its interim reporting for March 31, 2016. The impact of the change on the consolidated condensed balance sheet was approximately $70 million reclassified from current deferred tax assets to non-current deferred tax assets and approximately $20 million reclassified from current deferred tax liabilities to non-current deferred tax liabilities.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard was originally to be effective for public entities for annual and interim periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), that defers the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, which is an amendment that clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. The effective date and transition requirements for the amendments in this Update are the same as in Topic 606. The potential impact of this Update is still being assessed. The Company is currently in the process of evaluating which adoption method to use and assessing the potential impact the new standard and the related Updates will have on its operations and consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company plans to adopt this standard as of January 1, 2017. The adoption of this standard is not expected to have a material impact for any periods presented.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company adopted the standard in its interim reporting for March 31, 2016. The effect of the change on the financial statement was $1.7 million reclassified from debt issuance cost asset to the debt liability. Since the adoption of ASU 2015-03 had no material impact on the Company’s consolidated financial statements for any period presented the prior-period information have not been retrospectively adjusted.

3 Business Combinations

Autoliv-Nissin Brake Systems

On March 31, 2016, the Company acquired a 51% interest in the entities that formed Autoliv-Nissin Brake Systems (ANBS) for approximately $264 million in cash. ANBS designs, manufactures and sells products in the brake control and actuation systems business. Nissin Kogyo retained a 49% interest in the entities that formed ANBS. The Company has management and operational control and will consolidate the results of operations and balance sheet of ANBS. The transaction has been accounted for as a business combination.

The acquisition combines Nissin Kogyo’s world leading expertise and technology in brake control and actuation systems with Autoliv’s global reach and customer base to create a global competitive offering in the growing global brake control systems market. ANBS will also further strengthen the Company’s role as a leading system supplier of products and systems for autonomous driving vehicles. The business was acquired on March 31, 2016 and therefore no operating results of ANBS have been included in the Company’s Consolidated Statements of Net Income. ANBS is included in the Electronics segment. The total purchase accounting inventory fair value step-up adjustments included in the balance sheet at the acquisition date were $2.8 million.

Total ANBS acquisition related costs were approximately $3.5 million for the year ended December 31, 2015 and approximately $2.7 million for the three months ended March 31, 2016 and were reflected in Selling, general and administrative expenses in the Consolidated Statements of Net Income.

The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented.

The acquisition date fair value of the consideration transferred for the Company’s 51% interest in the entities that formed ANBS was $263.9 million in a cash transaction.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed reflected in the Company’s March 31, 2016, Consolidated Balance Sheet:

Amounts recognized as of acquisition date (in millions)	March 31, 2016

Assets:
Cash and cash equivalents	$37.7
Receivables	1.5
Inventories	34.1
Other current assets	7.4
Property, plant and equipment	161.0
Other non-current assets	0.7
Intangibles	131.8
Goodwill	168.4

Total assets	$542.6

Liabilities:
Accounts payable	$5.8
Other current liabilities	9.0
Pension liabilities	10.1
Other non-current liabilities	0.2

Total liabilities	$25.1
Net assets acquired	$517.5
Less: Non-controlling interest	$(253.6)

Controlling interest	$263.9

Acquired Intangibles primarily consist of the fair value of customer contracts of $64.9 million and certain technology of $59.6 million. The customer contracts will be amortized straight-line over 7 years and the technology will be amortized straight-line over 10 years.

The recognized goodwill of $168.4 million reflects expected synergies from combining Autoliv’s global reach and customer base with Nissin Kogyo’s world leading expertise (including workforce) and technology in brake control and actuation systems. A significant portion of the goodwill is deductible for tax purposes.

The fair values recognized for the acquired assets, assumed liabilities and goodwill are preliminary pending finalization of valuation process.

4 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short term maturity of these instruments.

The fair value of the contingent consideration relating to the M/A-COM acquisition in August 2015 is re-measured on a recurring basis (for further information, see the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016). As of March 31, 2016, there was no material change in the fair value of this contingent consideration.

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at March 31, 2016 were foreign exchange swaps and forward contracts. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. The forward contracts are designated as cash flow hedges of certain external purchases. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives, hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statement of Net Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income (OCI) and reclassified into the Consolidated Statement of Net Income when the hedge transaction affects net earnings. The Company uses the forward rate with respect to the measurement of changes in fair value of cash flow hedges when revaluing foreign exchange forward contracts. There were no material reclassifications from OCI to the Consolidated Statement of Net Income during the first quarter of 2016. Any ineffectiveness in the first quarter of 2016 was not material.

The Company’s derivatives are all classified as Level 2 of the fair value hierarchy and there have been no transfers between the levels during this or comparable periods.

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheet at March 31, 2016 and in the Consolidated Balance Sheet at December 31, 2015, have been presented on a gross basis. The amounts subject to netting agreements that the Company chose not to offset are presented below. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

	March 31, 2016
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location

Derivatives designated as hedging instruments 1)

Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$53.2		$0.0		$1.3		Other current assets/ Other current liabilities

Foreign exchange forward contracts, less than 2 year (cash flow hedge)	5.1		0.0		0.1		Other non-current assets/ Other non-current liabilities

Total derivatives designated as hedging instruments	$58.3		$0.0		$1.4

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$314.9	2)	$0.9	3)	$0.2	4)	Other current assets/ Other current liabilities

Total derivatives not designated as hedging instruments	$314.9		$0.9		$0.2

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $279.1 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.8 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.2 million.

	December 31, 2015
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location

Derivatives designated as hedging instruments 1)

Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$58.0		$0.2		$0.2		Other current assets/ Other current liabilities

Foreign exchange forward contracts, less than 2 year (cash flow hedge)	11.3		0.0		0.1		Other non-current assets/ Other non-current liabilities

Total derivatives designated as hedging instruments	$69.3		$0.2		$0.3

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$482.4	2)	$2.5	3)	$5.1	4)	Other current assets/ Other current liabilities

Total derivatives not designated as hedging instruments	$482.4		$2.5		$5.1

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $435.8 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.4 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $4.9 million.

Derivatives designated as hedging instruments

The derivatives designated as hedging instruments outstanding at March 31, 2016 were foreign exchange forward contracts, classified as cash flow hedges. For the three months ended March 31, 2016, the cumulative gains and losses recognized in OCI on the cash flow hedges were a loss of $1.0 million (net of taxes). There were no derivatives designated as hedging instruments outstanding as of March 31, 2015.

For the three months ended March 31, 2016, the gains and losses reclassified from OCI and recognized in the Consolidated Statement of Net Income were a gain of $0.3 million (net of taxes). Gains and losses recognized and remaining in OCI as of March 31, 2016 are a loss of $1.3 million (net of taxes). Any ineffectiveness in the first quarter of 2016 was not material. During the first quarter of 2015, there were no derivative instruments designated as hedging instruments and therefore there were no gains or losses recognized in OCI or in the Consolidated Statement of Net Income.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statement of Net Income. The derivatives not designated as hedging instruments outstanding at March 31, 2016 were foreign exchange swaps. During the quarter, the Company entered into foreign exchange option contracts with the purpose to hedge foreign exchange risk related to the ANBS Joint Venture acquisition. The foreign exchange option contracts are no longer outstanding as of March 31, 2016.

For the three months ended March 31, 2016, the gains and losses recognized in other non-operating items, net were a gain of $0.8 million for derivative instruments not designated as hedging instruments. For the three months ended March 31, 2015, the gains and losses recognized in other non-operating items, net were a loss of $2.3 million for derivative instruments not designated as hedging instruments. For the three months ended March 31, 2016 and March 31, 2015, the gains and losses recognized as interest expense were immaterial.

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

	March 31, 2016	March 31, 2016	December 31, 2015	December 31, 2015
Long-term debt	Carrying value1)	Fair value	Carrying value1)	Fair value
U.S. Private placement	$1,419.1	$1,532.1	$1,421.5	$1,472.6
Medium-term notes	80.0	81.8	77.8	79.6
Other long-term debt	0.3	0.3	0.1	0.1

Total	$1,499.4	$1,614.2	$1,499.4	$1,552.3

Short-term debt
Overdrafts and other short-term debt	$28.7	$28.7	$39.4	$39.4
Short-term portion of long-term debt	0.1	0.1	0.2	0.2

Total	$28.8	$28.8	$39.6	$39.6

1)	Debt as reported in balance sheet.

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

For the three month period ended March 31, 2016, the Company did not record any material impairment charges on its long-lived assets.

5 Income Taxes

The effective tax rate in the first quarter of 2016 was 29.9% compared to 44.6% in the same quarter of 2015. In the first quarter of 2016, discrete tax items, net had an unfavorable impact of 1.7%. In the first quarter of 2015, discrete tax items, net increased the tax rate by 10.1%.

For the three month period ended March 31, 2016, the tax rate has been favorably impacted by the mix of earnings and tax rates by various jurisdictions compared to the same period in the prior year.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and foreign jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. federal tax authorities for years prior to 2009. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2009.

As of March 31, 2016 the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the first quarter of 2016, the Company recorded a net increase of $3.4 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. During the quarter, the Company recorded a net decrease of $0.5 million to income tax reserves for unrecognized tax benefits of prior years due to the lapse of the applicable statute of limitations. Of the total unrecognized tax benefits of $31.2 million recorded at March 31, 2016, $10.7 million is classified as current tax payable and $20.5 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

6 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	March 31, 2016	December 31, 2015
Raw materials	$375.2	$339.9
Work in progress	249.3	243.4
Finished products	240.4	217.9

Inventories	864.9	801.2
Inventory valuation reserve	(98.2)	(89.8)

Total inventories, net of reserve	$766.7	$711.4

7 Goodwill

	Passive Safety Segment	Electronics Segment	Total
Carrying amount December 31, 2015	$1,388.3	$278.0	$1,666.3
Acquisition	—	168.4	168.4
Effect of currency translation	3.8	0.2	4.0
Carrying amount March 31, 2016	$1,392.1	$446.6	$1,838.7

The goodwill recognized in the first quarter of 2016 is related to the ANBS acquisition (see Note 3).

8 Restructuring

Restructuring provisions are made on a case-by-case basis and primarily include severance costs incurred in connection with headcount reductions and plant consolidations. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under existing credit facilities. The Company does not expect that the execution of these activities will have a material adverse impact on its liquidity position. All restructuring activities relate to the Passive Safety Segment. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Net Income.

First quarter of 2016

The employee-related restructuring provisions and cash payments in the first quarter of 2016 mainly related to headcount reductions in high-cost countries in Europe and Asia. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2015 to March 31, 2016.

	December 31, 2015	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	March 31, 2016
Restructuring employee-related	$87.7	$13.5	$(0.3)	$(17.6)	$3.5	$86.8
Other	0.2	—	—	—	—	0.2

Total reserve	$87.9	$13.5	$(0.3)	$(17.6)	$3.5	$87.0

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions and cash paid for the three months ended March 31, 2016 and March 31, 2015 mainly related to warranty related issues.

	Three months ended
	March 31, 2016	March 31, 2015
Reserve at beginning of the period	$60.8	$51.3
Change in reserve	4.0	1.8
Cash payments	(3.6)	(4.5)
Translation difference	0.6	(1.4)

Reserve at end of the period	$61.8	$47.2

10 Retirement Plans

The Company has contributory and non-contributory defined benefit pension plans covering employees at most operations in the U.S. and in certain other countries. The main plan is the U.S. plan for which the benefits are based on an average of the employee’s earnings in the years preceding retirement and on credited service. Certain supplemental funded and unfunded plan arrangements also provide retirement benefits to specified groups of participants.

The Company has frozen participation in the U.S. pension plans to include only those employees hired as of December 31, 2003. The U.K. defined benefit plan is the most significant individual non-U.S. pension plan and the Company has frozen participation to include only those employees hired as of April 30, 2003.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the condensed consolidated financial statements of the Company for the three month period ended March 31, 2016 and March 31, 2015 and are not included in the table below.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended
	March 31, 2016	March 31, 2015
Service cost	$5.3	$5.8
Interest cost	5.3	5.3
Expected return on plan assets	(5.1)	(5.3)
Amortization prior service credit	(0.2)	(0.2)
Amortization of actuarial loss	1.5	2.5

Net Periodic Benefit Cost	$6.8	$8.1

11 Controlling and Non-Controlling Interest

	Three Months ended
	March 31, 2016			March 31, 2015
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total

Balance at beginning of period	$3,455.6	$12.5	$3,468.1	$3,427.1	$15.0	$3,442.1

Total Comprehensive Income:
Net income	133.2	0.3	133.5	35.7	0.0	35.7

Foreign currency translation	59.6	0.0	59.6	(110.8)	(0.0)	(110.8)
Net change in cash flow hedges	(1.2)	—	(1.2)	—	—	—
Defined benefit pension plan	0.8	—	0.8	1.5	—	1.5

Total Comprehensive Income	192.4	0.3	192.7	(73.6)	0.0	(73.6)
Common Stock incentives	3.3	—	3.3	10.9	—	10.9
Cash dividends declared	(51.1)	—	(51.1)	(49.4)	—	(49.4)
Repurchased shares	—	—	—	(104.4)	—	(104.4)
Dividends paid to non-controlling interest on subsidiary shares	—	(1.7)	(1.7)	—	—	—
Investment in subsidiary by non-controlling interest	—	253.9	253.9	—	—	—

Balance at end of period	$3,600.2	$265.0	$3,865.2	$3,210.6	$15.0	$3,225.6

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

In October 2014, one of the Company’s Brazilian subsidiaries received a notice of deficiency from the state tax authorities from the state of São Paulo, Brazil which, primarily, alleged violations of ICMS (VAT) payments and improper warehousing documentation. The aggregate assessment for all alleged violations was R$64.5 million (approximately $18 million), inclusive of fines, penalties and interest. The Company believes the full amount assessed is baseless and that it has reasonable legal and factual defenses to the assessment and, consequently, plans to defend its interests vigorously. However, the Company believes that a loss is probable with respect to at least a portion of the assessed amount and has accrued an amount that is not material to the Company’s results of operations for the period ended December 31, 2015. However, the Company cannot predict or estimate the duration or ultimate outcome of this matter.

In March 2015, the Company was informed of an investigation being conducted in Turkey by the Directorate of Kocaeli Customs Custody, Smuggling and Enquiry into the Company’s import and customs payment structure and the associated import taxes and fees for the period of 2006–2012. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has made no provision for any expenses as of March 31, 2016 with respect to this investigation.

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

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for an investigation of anti-competitive behavior among suppliers of occupant safety systems. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of March 31, 2016. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

In August 2014, the Competition Commission of South Africa (the “CCSA”) contacted the Company regarding an investigation into the Company’s sales of occupant safety systems in South Africa. The Company is cooperating with the CCSA. The Company cannot predict the duration, scope, or ultimate outcome of this investigation and is unable to estimate the loss or a range of loss, or predict the reporting periods in which any such loss may be recorded. Consequently, the Company has not recorded a provision for loss as of March 31, 2016 with respect to this investigation.

On July 6, 2015, the Company learned that the General Superintendence of the Administrative Council for Economic Defense (“CADE”) in Brazil had initiated an investigation of an alleged cartel involving sales in Brazil of seatbelts, airbags, and steering wheels by the Company’s Brazilian subsidiary and the Brazilian subsidiary of a competitor. The Company believes that a loss in the form of a civil penalty is probable with respect to this matter and accrued an initial amount for the period ended December 31, 2015. Due to recent developments with CADE’s investigation the Company has accrued an additional amount during the period ended March 31, 2016. The aggregate accrued amount remains not material to the Company’s results of operations. However, the Company cannot predict or estimate the duration or ultimate outcome of this matter.

The Company is also subject to civil litigation alleging anti-competitive conduct in the U.S. and Canada. Specifically, the Company, several of its subsidiaries and its competitors were named as defendants in a total of nineteen purported antitrust class action lawsuits filed between June 2012 and June 2015. Fifteen of these lawsuits were filed in the U.S. and were consolidated in the Occupant Safety Systems (OSS) segment of the Automobile Parts Antitrust Litigation, a Multi-District Litigation (MDL) proceeding in the United States District Court for the Eastern District of Michigan. Plaintiffs in the U.S. cases sought to represent four purported classes - direct purchasers, auto dealers, end-payors, and, as of the filing of the last class action in June 2015, truck and equipment dealers - who purchased occupant safety systems or components directly from a defendant, indirectly through purchases or leases of new vehicles containing such systems, or through purchases of replacement parts.

In May 2014, the Company, without admitting any liability, entered into separate settlement agreements with representatives of the three classes of plaintiffs then pending in the MDL. Pursuant to the settlement agreements, the Company agreed to pay $40 million to the direct purchaser settlement class, $6 million to the auto dealer settlement class, and $19 million to the end-payor settlement class, for a total of $65 million. This amount was expensed during the second quarter of 2014. In exchange, the plaintiffs agreed that the plaintiffs and the settlement classes would release Autoliv from all claims regarding their U.S. purchases that were or could have been asserted on behalf of the three classes in the MDL. In January 2015, the MDL court granted final approval of the direct purchaser class settlement, which had been reduced to approximately $35.5 million because of opt-outs, and in December 2015, the MDL court granted final approval of the auto dealer class settlement. A final fairness hearing for the end-payor class settlement is scheduled for May 11, 2016. Two individuals and one insurer have opted-out of all of the pending end-payor class settlements, including the Company’s settlement. The insurer has informed the settling defendants that it intends to pursue claims as an indirect purchaser of replacement parts. The class settlements do not resolve any claims of settlement class members who opt-out of the settlements or the unasserted claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities.

In March 2015, the Company, without admitting any liability, reached agreements regarding additional settlements to resolve certain direct purchasers’ global (including U.S.) or non-U.S. antitrust claims that were not covered by the direct purchaser class settlement described above. The total amount of these additional settlements was $81 million. Autoliv expensed during the first quarter of 2015 approximately $77 million as a result of these additional settlements, net of existing amounts that had been accrued in 2014.

In April 2016, the Company reached an agreement to settle with the truck and equipment dealers class for a non-material amount. The settlement is subject to court approval following notice to the class and the opportunity for class members to object to or opt out of the settlement.

The remaining four antitrust class action lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013; M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013; Ewert v. Autoliv, Inc. et al., filed in the Supreme Court of British Columbia on July 18, 2013; and Cindy Retallick and Jagjeet Singh Rajput v. Autoliv ASP, Inc. et al., filed in the Queen’s Bench of the Judicial Center of Regina in the province of Saskatchewan on May 14, 2014). The Canadian cases assert claims on behalf of putative classes of both direct and indirect purchasers of occupant safety systems. The Company believes that a loss is probable with respect to these Canadian antitrust cases and accrued an amount for the period ended March 31, 2016 related to these claims that is not material to the Company’s results of operations. There is currently no timeline for class certification or discovery in the Canadian occupant safety systems class actions. These actions have been stayed pending proceedings in certain earlier-filed auto parts cases. The Company cannot predict or estimate the duration or ultimate outcome of Canadian antitrust cases.

PRODUCT WARRANTY, RECALLS AND INTELLECTUAL PROPERTY

Autoliv is exposed to various claims for damages and compensation if products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected, the Company faces warranty and recall claims. Where such (actual or alleged) failure results, or is alleged to result, in bodily injury and/or property damage, the Company may also face product-liability claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Government safety regulators may also play a role in warranty and recall practices. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products when the product supplied did not perform as represented by us or expected by the customer. Accordingly, the future costs of warranty claims by the customers may be material. However, the Company believes its established reserves are adequate. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the adequacy of these reserves, and adjusts them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from the Company’s recorded estimates.

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

The Company carries insurance for potential recall and product liability claims at coverage levels based on our prior claims experience. Autoliv cannot assure that the level of coverage will be sufficient to cover every possible claim that can arise in our businesses, now or in the future, or that such coverage always will be available should we, now or in the future, wish to extend, increase or otherwise adjust our insurance.

The Company has been notified by one of its customers of five confirmed incidents where a side curtain airbag has partially inflated without a deployment signal being given by the airbag control unit. A possible sixth incident is being investigated. The incidents have all occurred in a specific version of one vehicle model. The vehicles were parked and unoccupied and no personal injuries have been reported. The Company has informed NHTSA about the confirmed incidents, and is, together with its customer, investigating the cause of the incidents and evaluating whether the incidents evidence a risk requiring remediation.

The Company has determined pursuant to ASC 450 under U.S. GAAP that a loss is reasonably possible. If a safety recall were to occur, the Company estimates a range of loss of approximately $10 million to $40 million, net of expected insurance recoveries. However, the ultimate costs of a recall, should one occur, could be significantly different. The main variables affecting the possible costs are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, as well as the actual insurance recoveries. The Company’s insurance policies generally cover the costs of a recall, although costs related to the replacement parts are not covered under its insurance policies.

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

The table in Note 9 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three month period ended March 31, 2016.

13 Stock Incentive Plan

As a result of an initiative to more closely link the Company’s stock incentive program to the Company’s financial performance, the Compensation Committee approved a new long-term equity incentive program, pursuant to which performance shares will replace stock options. The first grants under the new long-term incentive (LTI) program were made in February 2016. On February 15, 2016, the Compensation Committee of the Board of Directors granted shares under the LTI program pursuant to which certain employees received 50% of their LTI grant value in the form of performance shares and 50% in the form of restricted stock units. The restricted stock units granted on February 15, 2016, will vest in three approximately equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment with the Company on each vesting date. Additionally, the grantee may earn 0%-200% of the target number of performance shares based on the Company’s achievement of specified targets for the Company’s compound annual growth rate (CAGR) for sales and the Company’s CAGR in earnings per share relative to an established benchmark growth rate. Each performance target is weighted 50% and results are measured at the end of the three-year performance period.

The fair value of the restricted stock units and performance shares granted under the LTI are calculated as the grant date fair value of the shares expected to be issued. The grant date fair value for the restricted stock units at February 15, 2016 was $7.0 million. This cost will be amortized straight line over the vesting periods. The grant date fair value of the performance shares at February 15, 2016 was $6.9 million, and is based upon the market value of the Autoliv share at the grant date. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management’s estimate of the number of units expected to vest. Management evaluates its estimate of the actual number of shares expected to be issued at the end of the program on a quarterly basis. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to compensation expense, if necessary.

14 Earnings per share

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). When it would not be antidilutive (such as during periods of net loss), the diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards under the Company’s Stock Incentive Plan.

For the three months ended March 31, 2016, approximately 0.2 million shares of common stock were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future. For the three months ended March 31, 2015, approximately 0.2 million shares of common stock were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the three months ended March 31, 2016 and March 31, 2015 approximately 0.1 million and 0.2 million shares of common stock, respectively, from the treasury stock have been utilized by the Company’s Stock Incentive Plan.

Actual weighted average shares used in calculating earnings per share were:

(In millions)	Three months ended
	March 31, 2016	March 31, 2015
Weighted average shares basic	88.1	88.4
Effect of dilutive securities: - stock options/share awards	0.2	0.2

Weighted average shares diluted	88.3	88.6

15 Segment Information

As of January 1, 2015 the Company changed its operating structure and currently reports two operating segments, Passive Safety and Electronics. Passive Safety includes the Company’s airbag seatbelt and steering wheel businesses, while Electronics combines all of the Company’s electronics resources and expertise in both passive safety electronics and active safety electronics. The fair value of the net assets acquired related to ANBS (acquired as of March 31, 2016) is included in the Electronics Segment.

	Three months ended
Net sales, including Intersegment Sales	March 31,	March 31,
(Dollars in millions)	2016	2015
Passive Safety	$1,988.7	$1,830.4
Electronics	456.4	351.2
Total segment sales	$2,445.1	$2,181.6
Corporate and other	0.3	4.2
Intersegment sales	(15.4)	(11.7)
Total net sales	$2,430.0	$2,174.1

	Three months ended
Income before Income Taxes	March 31,	March 31,
(Dollars in millions)	2016	2015
Passive Safety	$191.5	$63.2
Electronics	11.8	9.0
Segment operating income	$203.3	$72.2
Corporate and other	1.9	7.8
Interest and other non-operating expenses, net	(15.5)	(16.8)
Income from equity method investments	0.6	1.3
Income before income taxes	$190.3	$64.5

	Three months ended
Capital Expenditures	March 31,	March 31,
(Dollars in millions)	2016	2015
Passive Safety	$72.8	$121.2
Electronics	16.3	11.6
Corporate and other	2.7	2.0
Total capital expenditures	$91.8	$134.8

	Three months ended
Depreciation and Amortization	March 31,	March 31,
(Dollars in millions)	2016	2015
Passive Safety	$68.3	$61.8
Electronics	14.7	10.7
Corporate and other	2.1	1.2
Total depreciation and amortization	$85.1	$73.7

	As of
Segment Assets	March 31,	December 31,
(Dollars in millions)	2016	2015
Passive Safety	$5,827.7	$5,539.3
Electronics	1,589.1	966.5
Segment assets	$7,416.8	$6,505.8
Corporate and other1)	727.5	1,019.7
Total assets	$8,144.3	$7,525.5

1)	Corporate and other assets mainly consist of cash and cash equivalents, income tax and deferred tax assets and equity method investments.

16 Subsequent Events

There were no reportable events subsequent to March 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) on February 19, 2016. Unless otherwise noted, all dollar amounts are in millions.

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

Autoliv’s filings with the SEC, which include this Quarterly Report on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, proxy statements and other information, and all related amendments thereto, are made available free of charge on our corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC.

Shares of Autoliv common stock trade on the New York Stock Exchange under the symbol “ALV”. Swedish Depository Receipts representing shares of Autoliv common stock (“SDRs”) trade on NASDAQ OMX Stockholm under the symbol “ALIV SDB”, and options in SDRs trade on the same exchange under the name “Autoliv SDB”. Options in Autoliv shares trade on NASDAQ OMX Philadelphia and NYSE Amex Options under the symbol “ALV”. Our fiscal year ends on December 31.

EXECUTIVE OVERVIEW

During the first quarter of 2016, both sales growth and operating margin exceeded the Company’s guidance from the beginning of the quarter, operating cash flow was strong.

Passive Safety had solid growth across most regions and outperformed the light vehicle production. This was due to a generally positive vehicle mix coming from a combination of high Autoliv content on successful platforms and the effects from launches of new models in the second half of 2015.

The Company continues to experience solid growth in its business related to the current recall situation in the airbag market. This relates both to the sales of replacement inflators, which is now higher than previously expected, and the sustainable business the Company is winning.

The Company also had several important events for its Electronics business. In Active Safety, the strong growth continued, particularly in North America and Europe. The new Mercedes E-Class, generally seen as the vehicle with the most advanced autonomous driving features in the world, was launched with a full suite of Autoliv active safety products. Additionally, the Company finalized its joint venture with Nissin Kogyo of Japan. The new joint venture, Autoliv-Nissin Brake Systems, gives the Company access to the latest technology in braking and brake control and the Company looks forward to introducing these new products to its customers around the world.

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see “Organic sales”, “Operating working capital”, “Net debt” and “Leverage ratio”. Management believes that these non-U.S. GAAP financial measures assist investors in analyzing trends in the Company’s business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as a substitute for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to U.S. GAAP. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

RESULTS OF OPERATIONS

Overview

The following table shows some of the key ratios. Management uses these measures internally as a means of analyzing the Company’s current and future financial performance and our core operations as well as identifying trends in our financial conditions and results of operations. We have provided this information to investors to assist in meaningful comparisons of past and present operating results and to assist in highlighting the results of ongoing core operations. These ratios are more fully explained in our MD&A discussion below and should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K and the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of March 31
	2016	2015

Total parent shareholders’ equity per share	$40.82	$36.48
Operating working capital 1)	$563	$572
Capital employed 6)	$4,227	$3,490
Net debt1)	$362	$264
Net debt to capitalization, % 11)	9	8

Gross margin, % 2)	20.6	19.5
Operating margin, % 3)	8.4	3.7

Return on total equity, % 7)	14.6	4.3
Return on capital employed, % 8)	20.8	9.3

No. of employees at period-end 9)	59,066	51,608
Headcount at period-end 10)	66,633	61,056
Days receivables outstanding 4)	74	76
Days inventory outstanding 5)	32	31

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”
2)	Gross profit relative to sales
3)	Operating income relative to sales
4)	Outstanding receivables relative to average daily sales
5)	Outstanding inventory relative to average daily sales
6)	Total equity and net debt
7)	Net income relative to average total equity
8)	Operating income and income from equity method investments, relative to average capital employed
9)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
10)	Employees plus temporary, hourly workers
11)	Net debt in relation to capital employed

THREE MONTHS ENDED MARCH 31, 2016 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2015

Market overview

Light Vehicle Production Development

Change vs. same quarter last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	4.9%	(2.9)%	(1.4)%	(0.4)%	2.2%	1.2%

1)	Source: IHS April 15, 2016.

During the three month period from January to March 2016, global LVP is estimated by IHS to have increased more than 1% compared to the same quarter in 2015. This was 1pp worse than IHS’s expectation at the beginning of the quarter.

In China, which accounts for around 16% of Autoliv’s sales, LVP grew by close to 5%, in line with the January estimate.

In Japan, which accounts for around 8% of Autoliv’s sales, LVP declined by close to 3%, 3pp worse than the January estimate.

In the RoA, which represents around 9% of Autoliv’s sales, LVP declined by more than 1%, almost 1pp worse than in the January estimate.

In the Americas, which accounts for around one third of Autoliv’s sales, LVP declined by less than 1%, almost 2pp worse than in the January estimate. In North America, LVP increased by close to 5%, which was close to 1pp less than in the January estimate. In South America, the decline was 27%, 5pp worse than expected in IHS’s January estimate.

In Europe, where Autoliv currently generates around one third of its sales, LVP grew by more than 2%, which is close to 1pp better than IHS’s estimate in January. In Western Europe, LVP grew by close to 6%, more than 1pp better than the January estimate. In Eastern Europe, LVP declined by close to 5%, which was more than 1pp worse than in the January estimate.

Consolidated Sales

The Company has substantial operations outside the U.S. and at the present time approximately 73% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the United States sensitive to changes in U.S. dollar exchange rates when translated. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestments and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited financial statements.

Consolidated sales increased by close to 12% to $2,430 million compared to $2,174 million in the same quarter of 2015. Excluding negative currency translation effects of $80 million and acquisition effects of $16 million, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table below) was close to 15%. This compares favorably to the organic sales growth (Non-U.S. GAAP measure) of “more than 10%” expected at the beginning of the quarter. The primary reason that Autoliv exceeded its quarterly sales guidance was higher than expected sales in most regions, for both passive safety and electronics products. The first quarter of 2016 includes approximately 3 more working days compared to 2015, increasing the year-over-year organic growth (Non-U.S. GAAP measure) by around 5pp.

Sales by Product

Change vs. same quarter last year

	Sales (MUSD)	Reported (U.S. GAAP)	Acquisitions/ Divestures	Currency effects1)	Organic change3)
Airbags2)	$1,324.8	12.2%	—	(3.7)%	15.9%
Seatbelts2)	664.1	1.6%	—	(4.7)%	6.3%
Passive Safety Electronics	250.6	17.5%	—	(2.2)%	19.7%
Active Safety	190.5	50.7%	12.9%	(0.8)%	38.6%
Total	$2,430.0	11.8%	0.7%	(3.6)%	14.7%

1)	Effects from currency translations. 2) Including Corporate and other sales.
3)	Non-GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2016

(Dollars in millions)

	Airbag Products2)		Seatbelt Products2)		Passive Safety Electronics		Active Safety		Total
	%	$	%	$	%	$	%	$	%	$
Organic change	15.9	$187.6	6.3	$41.4	19.7	$42.0	38.6	$48.8	14.7	$319.8
Currency effects1)	(3.7)	(43.9)	(4.7)	(30.7)	(2.2)	(4.6)	(0.8)	(1.0)	(3.6)	(80.2)
Acquisitions/divestitures	—	—	—	—	—	—	12.9	16.3	0.7	16.3

Reported change	12.2	$143.7	1.6	$10.7	17.5	$37.4	50.7	$64.1	11.8	$255.9

1)	Effects from currency translations. 2) Including Corporate and other sales.

The organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) of airbag products (including steering wheels) was a result of increases in all regions, particularly for side curtain airbags. Higher sales of driver airbag units in Europe and increased sales of replacement inflators also contributed.

The organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) in seatbelt products was a result of strong sales growth in Europe including effects from recent launches. The trend of higher sales for more advanced and higher value-added seatbelt systems continued globally.

The growth in organic sales (Non-U.S. GAAP measure, see reconciliation table above) for passive safety electronics products (mainly airbag control modules and remote sensing units) was due to sales increases across all regions, particularly China.

The strong organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) for ADAS products (automotive radars, night vision systems, cameras with driver assist systems, positioning systems and brake control systems), was driven by automotive radar and vision systems in North America and Europe. Radar sales to Mercedes were particularly strong.

Sales by Region

Change vs. same quarter last year

		Sales (MUSD)	Reported (U.S. GAAP)	Acquisitions/ Divestitures	Currency effects1)	Organic change 2)
Asia		$811.9	12.5%	—	(3.8)%	16.3%
Whereof:	China	$396.3	11.8%	—	(4.6)%	16.4%
	Japan	$198.3	29.9%	—	3.7%	26.2%
	Rest of Asia	$217.3	1.2%	—	(8.1)%	9.3%
Americas		$826.9	10.5%	2.2%	(4.7)%	13.0%
Europe		$791.2	12.4%	—	(2.4)%	14.8%
Global		$2,430.0	11.8%	0.7%	(3.6)%	14.7%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2016

(Dollars in millions)

	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	16.4	$58.2	26.2	$39.9	9.3	$19.9	13.0	$97.4	14.8	$104.4	14.7	$319.8
Currency effects1)	(4.6)	(16.3)	3.7	5.8	(8.1)	(17.4)	(4.7)	(34.9)	(2.4)	(17.4)	(3.6)	(80.2)
Acquisitions/divestitures	—	—	—	—	—	—	2.2	16.3	—	—	0.7	16.3

Reported change	11.8	$41.9	29.9	$45.7	1.2	$2.5	10.5	$78.8	12.4	$87.0	11.8	$255.9

1)	Effects from currency translations.

The organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) of close to 15% in the quarter was a result of strong growth across most regions. Americas, Asia and Europe all experienced double digit growth.

Autoliv’s sales in Asia in the quarter were $812 million.

Sales from Autoliv’s companies in China grew organically (Non-U.S. GAAP measure, see reconciliation table above) by more than 16% in the quarter. The growth was generally strong, particularly for models from Hyundai/KIA, Ford and Chinese OEMs. The Chinese government’s recent reduction in purchase tax on smaller engines also contributed.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in Japan increased by more than 26% in the quarter. The strong sales increase was driven by several models from Toyota as well as sales of replacement inflators. The growth was slightly offset by temporary effects from model shifts for Nissan.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in the Rest of Asia (RoA) grew by more than 9% in the quarter. A strong sales increase in India was driven by models from Suzuki and Mahindra. In Thailand growth was driven by models from Mitsubishi and Toyota. South Korea also saw organic sales growth (Non-U.S. GAAP measure) in the quarter, especially with models from Hyundai/KIA.

For Autoliv’s companies in the Americas, sales grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 13%. The sales development was mixed for the quarter. In North America, strong organic sales growth (Non-U.S. GAAP measure) was mainly driven by models from Ford, Honda and Mercedes as well as inflator replacement sales. Sales in South America (Brazil) declined due to a 27% drop in LVP in the region.

Strong organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) of close to 15% in the quarter from Autoliv’s companies in Europe was driven by sales increases with most OEMs, particularly in the volume segment, with sales to Hyundai/KIA and Renault as the most prominent contributors. ADAS sales to BMW and Mercedes also contributed.

Earnings

(Dollars in millions, except per share data)	Three months ended March 31, 2016	Three months ended March 31, 2015	Change
Net Sales	$2,430.0	$2,174.1	11.8%
Gross profit	$501.0	$423.3	18.4%
% of sales	20.6%	19.5%	1.1	pp
S,G&A	$(113.1)	$(100.6)	12.4%
% of sales	(4.7)%	(4.6)%	(0.1	)pp
R,D&E net	$(158.8)	$(126.5)	25.5%
% of sales	(6.5)%	(5.8)%	(0.7	)pp
Operating income	$205.2	$80.0	156.5%
% of sales	8.4%	3.7%	4.7	pp
Income before taxes	$190.3	$64.5	195.0%
Tax rate	29.9%	44.6%	(14.7	)pp
Net income	$133.5	$35.7	273.9%
Net income attributable to controlling interest	$133.2	$35.7	273.1%
Earnings per share, diluted1)	$1.51	$0.40	277.5%

1)	Assuming dilution and net of treasury shares.

For the first quarter 2016, gross profit was $78 million higher than in the same quarter 2015. The gross margin improved by 1.1pp to 20.6% from 19.5% in the same quarter of 2015, mainly as a result of the higher organic sales (Non-U.S. GAAP measure), favorable currency effects, positive product mix and raw material savings.

Operating income increased by $125 million to $205 million, or 8.4% of sales. In the first quarter of 2015 operating income was negatively impacted by costs related to antitrust settlements of around $77 million.

Selling, General and Administrative (S,G&A) expenses increased by $13 million, partly due to costs related to M&A activities.

Research, Development & Engineering (R,D&E) expenses, net increased by $32 million compared to the same quarter of the prior year. This was primarily due to increases in active safety related R,D&E in support of our growth strategy as well as engineering costs related to the high level of activity in the airbag business.

Costs of $14 million related to capacity alignments and around $3 million related to antitrust matters reduced operating margin by 0.7pp in the first quarter, compared to 5.2pp in the same quarter of 2015. The improved operating margin was mainly driven by the organic sales growth (Non-U.S. GAAP measure), partly offset by the planned higher R,D&E, net.

Income before taxes increased by $126 million as a result of the higher operating income. Income attributable to controlling interest was $133 million, an increase of $98 million from the first quarter of 2015.

The effective tax rate in the first quarter 2016 was 29.9% compared to 44.6% in the same quarter of 2015. Discrete tax cost, net, increased the tax rate in Q1 by 1.7pp. In 2015 discrete tax cost had a negative impact of 10.1pp, primarily related to tax costs for adjustments to prior years arising from tax audits and a negative mix impact related to the antitrust settlements.

Earnings per share (EPS) was $1.51 compared to $0.40 for the same period one year ago. This was primarily due to lower costs for capacity alignments and antitrust related matters, 87 cents and higher operating income, 27 cents.

The weighted average number of shares outstanding assuming dilution decreased to 88.3 million compared to 88.6 million in the first quarter of 2015.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $201 million compared to $84 million in the same quarter of 2015. The increase in the quarter was primarily related to higher net income and the payment of antitrust related settlements in the first quarter of 2015.

Cash flow from operating activities, less cash used in investing activities, was negative $118 million, as a result of the purchase of our interest in the joint venture with Nissin Kogyo, compared to negative $47 million during the same quarter of 2015, a difference of $71 million. Capital expenditures, net, of $91 million were $6 million more than depreciation and amortization expense in the quarter and $37 million less than capital expenditures during the first quarter of 2015.

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

Reconciliation of “Operating working capital” to GAAP financial measure

(Dollars in millions)

	March 31, 2016	December 31, 2015
Total current assets	$4,060.1	$4,038.3
Total current liabilities	(2,416.5)	(2,226.4)

Working capital	1,643.6	1,811.9
Cash and cash equivalents	(1,161.6)	(1,333.5)
Short-term debt	28.8	39.6
Derivative (asset) and liability, current	0.6	2.4
Dividends payable	51.1	49.3

Operating working capital	$562.5	$569.7

During the quarter, operating working capital (Non-U.S. GAAP measure, see reconciliation table above) decreased to 6.0% of sales from 6.2% on December 31, 2015. The Company targets that working capital in relation to the last 12-month sales should not exceed 10%. On January 1, 2016, the Company adopted a new accounting standard regarding classification of deferred taxes which resulted in a decrease in working capital by around $50 million.

Accounts receivable increased in relation to sales to 74 days outstanding from 65 days outstanding on December 31, 2015, but decreased from 76 days outstanding on March 31, 2015. Days inventory outstanding increased to 32 days from 29 days on December 31, 2015, and from 31 days on March 31, 2015.

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

	March 31, 2016	December 31, 2015
Short-term debt	$28.8	$39.6
Long-term debt	1,499.4	1,499.4

Total debt	1,528.2	1,539.0
Cash and cash equivalents	(1,161.6)	(1,333.5)
Debt-related derivatives	(4.7)	(3.9)

Net debt	$361.9	$201.6

The Company’s net debt position (Non-U.S. GAAP measure, see reconciliation table above) increased by $160 million during the quarter to $362 million at March 31, 2016. This was mainly due to the Company’s M&A activities, an impact of $226 million and a quarterly dividend payment that increased net debt by $51 million. These negative effects were partly offset by operating cash flow of $201 million. Gross interest-bearing debt decreased by $11 million to $1,528 million.

Calculation of “Leverage ratio”

(Dollars in millions)

	March 31, 2016	December 31, 2015

Net debt1)	$361.9	$201.6
Pension liabilities	215.2	197.0
Debt per the Policy	$577.1	$398.6
Income before income taxes 2)	$801.5	$675.7
Plus: Interest expense, net 2,3)	60.0	62.4
Depreciation and amortization of intangibles 2,4)	330.5	319.1

EBITDA per the Policy	$1,192.0	$1,057.2

Leverage ratio	0.5	0.4

1)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.
4)	Including impairment write-offs, if any.

Autoliv’s policy is to maintain a leverage ratio commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt adjusted for pension liabilities in relation to EBITDA (earnings before interest taxes depreciation and amortization). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of March 31, 2016 the Company had a leverage ratio of 0.5x (Non-U.S. GAAP measure, see calculation table above).

During the quarter, total equity increased by $397 million to $3,865 million due to $254 million from the non-controlling interest related to the investment in ANBS, higher net income, $133 million and currency translations, $60 million. These positive effects were partly offset by $53 million for dividends. Total parent shareholders’ equity was $3,600 million corresponding to $40.82 per share.

Headcount

	March 31, 2016		December 31, 2015		March 31, 2015
Headcount	66,63	3	64,08	8	61,05	6
Whereof: Direct workers in manufacturing	69%		72%		72%
Best Cost Countries	74%		75%		74%
Temporary personnel	11%		15%		15%

Compared to December 31, 2015 total headcount (permanent employees and temporary personnel) increased by more than 2,500 people. The largest increase (around 1,800 people) was due to the integration of ANBS.

SEGMENT DATA

Commencing with the period starting January 1, 2015, the Company reports its results under two segments, Passive Safety and Electronics. Passive Safety includes Autoliv’s airbag and seatbelt businesses, while Electronics integrates all of Autoliv’s electronics resources and expertise in both passive safety electronics and active safety in one organization. Corporate sales and income, capital expenditure and depreciation and amortization for the reportable segments can be found in Note 14 Segment Information to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Passive Safety

(Dollars in millions)	Three months ended March, 2016	Three months ended March, 2015	Change	Organic change1)
Segment sales	$1,988.7	$1,830.4	8.6%	12.7%
Segment operating income	$191.5	$63.2	203.0%
Segment operating margin	9.6%	3.5%	6.1pp

1)	Non-U.S. GAAP measure, see reconciliation table below.

Consolidated sales increased by close to 9% to $1,989 million compared to $1,830 million in the same quarter of 2015. Excluding negative currency effects of $75 million, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table below) was close to 13%. The organic sales growth (Non-U.S. GAAP measure) was driven by higher sales in most regions as well as the sales related to replacement inflators. In the first quarter of 2015 the operating margin for Passive Safety was negatively impacted by $77 million from antitrust related settlements.

Electronics

(Dollars in millions)	Three months ended March, 2016	Three months ended March, 2015	Change	Organic change1)
Segment sales	$456.4	$351.2	30.0%	27.0%
Segment operating income	$11.8	$9.0	31.1%
Segment operating margin	2.6%	2.5%	0.1pp

1)	Non-U.S. GAAP measure, see reconciliation table below.

Consolidated sales increased by 30% to $456 million compared to $351 million in the same quarter of 2015. Excluding negative currency effects of $6 million, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table below) was 27%. The organic sales growth (Non-U.S. GAAP measure) was a result of strong organic sales growth (Non-U.S. GAAP measure) in both passive safety electronics across all regions and active safety coming mainly from North America and Europe. In support of our growth strategy R,D&E expenses for ADAS was further increased in the first quarter compared to the same period last year.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2016

(Dollars in millions)

	Passive Safety		Electronics		Other and eliminations	Total
	%	$	%	$	$	%	$
Organic change	12.7	$232.8	27.0	$94.9	$(7.9)	14.7	$319.8
Currency effects1)	(4.1)	(74.5)	(1.6)	(6.0)	0.3	(3.6)	(80.2)
Acquisitions/divestitures	—	—	4.6	16.3	—	0.7	16.3

Reported change	8.6	$158.3	30.0	$105.2	$(7.6)	11.8	$255.9

1) Effects from currency translations.

Headcount

	March 31, 2016	December 31, 2015	March 31, 2015
Headcount Passive Safety segment	60,153	59,861	57,316
Headcount Electronics segment	6,124	4,080	3,607

The headcount increase in the first quarter was mainly due to integration of ANBS into the Electronics segment. Hiring of engineers to our active safety business, predominately to further build the competence base in software and software algorithm development, also contributed to the increase.

Outlook

Mainly based on our customer call-offs we expect organic sales for the second quarter of 2016 to grow by around 10% compared to the same quarter of 2015. Sales from recent M&A activities (ANBS and MACOM) are expected to have a positive effect of around 6%. Currency translations are expected to have a negative effect of around 1%, resulting in a consolidated sales growth of around 15%. The adjusted operating margin, excluding costs for capacity alignments and antitrust related matters, is expected to be around 8.5%. This includes expected integration and purchase accounting related costs for the joint venture with Nissin Kogyo of around $10 million.

The indication for the full year is for an organic sales growth of more than 7%. Sales from recent M&A activities (ANBS and MACOM) are expected to have a positive effect of around 5%. Currency translations are expected to have a negative effect of around 1%, resulting in a consolidated sales growth of more than 11%. The adjusted operating margin, excluding costs for capacity alignments and antitrust related matters, is expected to be more than 9%. This includes expected integration and purchase accounting related costs for the joint venture with Nissin Kogyo of $20-30 million.

Since 2015 Autoliv has agreements with several OEMs for new supply capacity for replacement airbag inflators. Based on customer agreements and its own expectations, the Company now expects deliveries of up to 30 million units in the period 2015 to 2018. It is too early in this evolving situation to be able to determine final delivery volumes.

The projected tax rate, excluding any discrete items, for the full year 2016, is currently expected to be around 29% and is subject to change due to any discrete or nonrecurring events that may occur.

Operational cash flow for the full year is expected to remain strong and to be around $0.8 billion excluding any discrete items.

Capital expenditures in support of our growth strategy are expected to be in a range of 5-6% of sales, including capital expenditures for additional capacity for replacement inflators.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2016, the Company’s future contractual obligations have not changed materially from the amounts reported in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

OTHER RECENT EVENTS

Launches in the First Quarter 2016

Mercedes’ new E-class

Driver airbag with steering wheel, passenger airbag, knee airbag, seatbelts with pretensioners and beltbag, ADAS ECU, stereo/mono vision system and radar system.

Chrysler’s new Pacifica

Driver airbag, inflatable curtains, knee airbag, seatbelts with pretensioners and radar system.

Maserati’s new Levante

Side airbags, inflatable curtains, seatbelts with pretensioners, cable cutters.

KIA’s new Cadenza

Driver airbag, passenger airbag, side airbags, inflatable curtains, knee airbag, safety electronics.

FIAT’s new Egea/Tipo

Driver airbag with steering wheel, passenger airbag, seatbelts with pretensioners.

Geely’s new Boyue

Seatbelts with pretensioners, safety electronics.

Samsung’s new SM5

Driver airbag with steering wheel, side airbag, inflatable curtain, seatbelts with pretensioners, safety electronics.

Cadillac’s new XT5

Seatbelts with pretensioners

Jaguar’s new F-Pace

Seatbelts with pretensioners

Other Events

On February 16, Autoliv announced that it had elected Mr. Leif Johansson as a new member of its board of directors.

On March 16, Autoliv communicated that it had been honored with the General Motors 2015 Supplier of the Year award for its significant contributions to General Motors’ global product and performance achievements.

On April 1, Autoliv communicated that it had on March 31, 2016 finalized its joint venture with Nissin Kogyo to form Autoliv-Nissin Brake Systems (ANBS). The joint venture is an important milestone in Autoliv’s strategy to be the leader in safety systems for the future car, well integrated with autonomous driving.

The Company has been notified by one of its customers of five confirmed incidents where a side curtain airbag has partially inflated without a deployment signal being given by the airbag control unit. A possible sixth incident is being investigated. The incidents have all occurred in a specific version of one vehicle model. The vehicles were parked and unoccupied and no personal injuries have been reported. The Company is, together with its customer, investigating the cause of the incidents and evaluating whether the incidents evidence a risk requiring remediation. The Company has determined pursuant to ASC 450 under U.S. GAAP that a loss is reasonably possible. If a safety recall were to occur, the Company estimates a range of loss of approximately $10 million to $40 million, net of expected insurance recoveries. However, the ultimate costs of a recall, should one occur, could be significantly different. For additional information, see Note 12 Contingent Liabilities to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Dividend

On February 16, 2016, the Company declared an increased quarterly dividend to shareholders of 58 cents per share for the second quarter 2016 with the following payment schedule:

Ex-date (common stock)	May 16, 2016
Ex-date (SDRs)	May 17, 2016
Record Date	May 18, 2016
Payment Date	June 2, 2016

Next Report

Autoliv intends to publish the quarterly earnings report for the second quarter 2016 on Friday, July 22, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as noted below, as of March 31, 2016, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

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

Except as set forth below, as of March 31, 2016, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us or our customers

We face risks related to product liability claims, warranty claims and recalls in the event that any of our products actually or allegedly are defective, fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. For example, we have notified NHTSA of a very limited number of incidents involving certain of our side curtain airbags for a particular customer and believe a recall of vehicles with the affected airbags is reasonably possible. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. Additionally, increasing regulation and reporting requirements regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in product liability or recall investigations or claims. See “–Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market.” Although we carry product liability and product recall insurance, such insurance may not cover some or all of the entire resulting liability or may not be available in the appropriate markets. Although we have invested and will continue to invest in our engineering, design, and quality infrastructure, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty claims or product recalls. In the future, we could experience additional material warranty or product liability losses and incur significant costs to process and defend these claims.

The above-described possible recall of certain of our side curtain airbags and any future recalls could result in costs not covered by insurance, further government inquiries, litigation, reputational harm and could divert management’s attention away from other matters. The main variables affecting the possible costs are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, and actual insurance recoveries. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers, and the performance and remedial requirements vary between jurisdictions. Due to recent recall activity in the automotive industry, some vehicle manufactures have become even more sensitive to product recall risks. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Product recalls in our industry, even when they do not involve our products, can harm the reputations of our customers, competitors, and us, particularly if those recalls cause consumers to question the safety or reliability of products similar to those we produce.

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

Global integration may result in additional risks

Because of our efforts to integrate our operations globally to manage cost, we face the additional risk that, should any of the other risks discussed herein materialize, the negative effects could be more pronounced. For example, while supply delays of a component have typically only affected a few customer models, such a delay could now affect several models of several customers in several geographic areas. Similarly, any recall or warranty issue we face due to a defective product is now more likely to involve a larger number of units in several geographic areas.

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

Due to the recent record recall of airbag inflators of one of our competitors, additional legislation has been proposed in the U.S. Congress regarding the reporting requirements for product recalls. NHTSA has also become more active in requesting information from suppliers and vehicle manufactures regarding potential product defects. We have informed NHTSA of the recent very limited incidents involving certain of our side curtain airbags for a particular customer and the possible recall. If the regulatory obligation of complying with safety regulations increases it could require increased resources and have a material impact on our business.

Additional information relating to our environmental management is included in the “Management’s Discussion and Analysis—Environmental” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended March 31, 2016, Autoliv made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000 and reactivated during the fourth quarter of 2013. Under the existing authorizations, another 4.4 million shares may be repurchased. The stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2015).

3.2	Autoliv’s Third Restated By-Laws incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-12933, filing date December 18, 2015).

4.1	Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

4.3	Form of Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

4.4*	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of March 23, 2016, with Skandinaviska Enskilda Banken AB (publ) serving as custodian.

10.1*	Form of performance shares award agreement to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

10.2*	Form of restricted stock units award agreement to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

10.3*†	Autoliv, Inc. Non-employee Director Compensation Policy, effective January 1, 2016

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Management Contract or Compensatory Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2016

AUTOLIV, INC. (Registrant)

By:	/s/ Mats Wallin
Mats Wallin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)