Form 10-Q
period 2016-06-30
AUTOLIV INC
filed 2016-07-22
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 19, 2016, there were 88,218,525 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives and the market reaction thereto; changes in general industry and market conditions or regional growth or decline; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the ultimate resolution of the Toyota Recall (defined below)); higher expenses for our pension and other postretirement benefits including higher funding requirements for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation; our ability to protect our intellectual property rights or infringement claims; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” in our Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$2,578.5	$2,291.5	$5,008.5	$4,465.6

Cost of sales	(2,052.0)	(1,831.5)	(3,981.0)	(3,582.3)

Gross profit	526.5	460.0	1,027.5	883.3
Selling, general and administrative expenses	(120.3)	(101.2)	(233.4)	(201.8)
Research, development and engineering expenses, net	(176.4)	(140.3)	(335.2)	(266.8)
Amortization of intangibles	(11.9)	(3.3)	(19.8)	(7.0)
Other expense, net	(5.2)	(6.5)	(21.2)	(119.0)

Operating income	212.7	208.7	417.9	288.7
Income from equity method investments	0.1	1.6	0.7	2.9
Interest income	0.9	0.6	2.1	1.0
Interest expense	(15.6)	(16.9)	(31.1)	(34.0)
Other non-operating items, net	2.3	0.5	1.1	0.4

Income before income taxes	200.4	194.5	390.7	259.0

Income tax expense	(52.0)	(57.7)	(108.8)	(86.5)

Net income	$148.4	$136.8	$281.9	$172.5
Less: Net income attributable to non-controlling interest	0.0	0.1	0.3	0.1

Net income attributable to controlling interest	$148.4	$136.7	$281.6	$172.4

Net earnings per share – basic	$1.68	$1.55	$3.19	$1.95
Net earnings per share – diluted	$1.68	$1.55	$3.19	$1.95

Weighted average number of shares outstanding, net of treasury shares (in millions)	88.2	88.0	88.2	88.2

Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	88.4	88.3	88.4	88.4

Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	88.2	88.1	88.2	88.1

Cash dividend per share – declared	$0.58	$0.56	$1.16	$1.12
Cash dividend per share – paid	$0.58	$0.56	$1.14	$1.10

See “Notes to unaudited condensed consolidated financial statements.”

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in millions)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$148.4	$136.8	$281.9	$172.5
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	(21.2)	20.1	38.6	(90.7)
Net change in cash flow hedges	5.0	(0.6)	3.5	(0.6)
Net change in unrealized components of defined benefit plans	0.9	2.1	2.0	4.3

Other comprehensive income (loss), before tax	(15.3)	21.6	44.1	(87.0)

Tax effect allocated to other comprehensive income (loss)	(1.4)	(0.4)	(1.4)	(1.1)

Other comprehensive income (loss), net of tax	(16.7)	21.2	42.7	(88.1)

Comprehensive income	$131.7	$158.0	$324.6	$84.4

Less: Comprehensive income attributable to non-controlling interest	9.5	0.1	10.0	0.1

Comprehensive income attributable to controlling interest	$122.2	$157.9	$314.6	$84.3

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$1,113.1	$1,333.5
Receivables, net	2,092.0	1,787.6
Inventories, net	750.4	711.4
Other current assets	167.0	205.8

Total current assets	4,122.5	4,038.3

Property, plant and equipment, net	1,616.3	1,437.1
Investments and other non-current assets	354.2	255.8
Goodwill	1,894.2	1,666.3
Intangible assets, net	257.1	128.0

Total assets	$8,244.3	$7,525.5

Liabilities and equity
Short-term debt	$95.4	$39.6
Accounts payable	1,281.9	1,169.6
Accrued expenses	876.8	755.6
Other current liabilities	213.7	261.6

Total current liabilities	2,467.8	2,226.4

Long-term debt	1,460.0	1,499.4
Pension liability	216.4	197.0
Other non-current liabilities	147.7	134.6

Total non-current liabilities	1,824.1	1,831.0

Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	3,678.7	3,499.4
Accumulated other comprehensive (loss) income	(375.5)	(408.5)
Treasury stock	(1058.5)	(1,067.4)

Total controlling interest	3,676.8	3,455.6
Non-controlling interest	275.6	12.5

Total equity	3,952.4	3,468.1

Total liabilities and equity	$8,244.3	$7,525.5

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Six months ended
	June 30, 2016	June 30, 2015
Operating activities
Net income	$281.9	$172.5
Depreciation and amortization	181.8	149.5
Other, net	3.5	(14.7)
Changes in operating assets and liabilities	(164.1)	(69.4)

Net cash provided by operating activities	303.1	237.9
Investing activities
Expenditures for property, plant and equipment	(223.5)	(250.0)
Proceeds from sale of property, plant and equipment	2.4	12.7
Acquisitions and divestitures of businesses and other, net	(227.8)	(9.0)

Net cash used in investing activities	(448.9)	(246.3)

Financing activities
Net decrease (increase) in short-term debt	16.4	21.6
Repayments and other changes in long-term debt	—	(8.4)
Dividends paid to non-controlling interest	(1.7)	—
Dividends paid	(100.5)	(97.1)
Repurchased shares	—	(104.4)
Common stock options exercised	4.6	15.6
Other, net	0.5	0.1

Net cash used in financing activities	(80.7)	(172.6)

Effect of exchange rate changes on cash and cash equivalents	6.1	(24.7)

Decrease in cash and cash equivalents	(220.4)	(205.7)

Cash and cash equivalents at beginning of period	1,333.5	1,529.0

Cash and cash equivalents at end of period	$1,113.1	$1,323.3

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars,

except for per share amounts)

June  30, 2016

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

2 Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for public companies during the fiscal year 2020, and earlier adoption is permitted during the fiscal year 2019. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company adopted the standard in its interim reporting for March 31, 2016. The effect of the change on the financial statement as of March 31, 2016 and June 30, 2016 was $1.7 million reclassified from debt issuance cost asset to the debt liability. Since the adoption of ASU 2015-03 had no material impact on the Company’s consolidated financial statements for any period presented the prior-period information have not been retrospectively adjusted.

3 Business Combinations

Autoliv-Nissin Brake Systems

On March 31, 2016, the Company acquired a 51% interest in the entities that formed Autoliv-Nissin Brake Systems (ANBS) for approximately $264 million in cash. ANBS designs, manufactures and sells products in the brake control and actuation systems business. Nissin Kogyo retained a 49% interest in the entities that formed ANBS. The Company has management and operational control and will consolidate the results of operations and balance sheet of ANBS. The transaction was accounted for as a business combination.

The acquisition combines Nissin Kogyo’s world leading expertise and technology in brake control and actuation systems with Autoliv’s global reach and customer base to create a global competitive offering in the growing global brake control systems market. ANBS will also further strengthen the Company’s role as a leading system supplier of products and systems for autonomous driving vehicles. The operating results of the ANBS business have been included in the Consolidated Statements of Net Income since the date of the acquisition. ANBS is included in the Electronics segment. From the date of the acquisition through June 30, 2016, the ANBS business reported net sales of $137 million and a break even operating income. Operating income from the date of the acquisition through June 30, 2016 included $1.3 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of acquired inventory. The total purchase accounting inventory fair value step-up adjustments included in the balance sheet at the acquisition date were $1.3 million.

Total ANBS acquisition related costs were approximately $3.5 million for the year ended December 31, 2015 and approximately $2.0 million for the six months ended June 30, 2016 and were reflected in Selling, general and administrative expenses in the Consolidated Statements of Net Income.

The pro forma effects of this acquisition would not materially impact the Company’s reported results for any period presented.

The acquisition date fair value of the consideration transferred for the Company’s 51% interest in the entities that formed ANBS was $264.3 million in a cash transaction.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed as of March 31, 2016 that are reflected in the Company’s Consolidated Balance Sheet:

Amounts recognized as of acquisition date March 31, 2016 (in millions)

Assets:
Cash and cash equivalents	$37.7
Receivables	1.5
Inventories	32.9
Other current assets	7.6
Property, plant and equipment	115.0
Other non-current assets	0.7
Intangibles	131.8
Goodwill	221.4

Total assets	$548.6

Liabilities:
Accounts payable	$5.9
Other current liabilities	16.1
Pension liabilities	8.3

Total liabilities	$30.3
Net assets acquired	$518.3
Less: Non-controlling interest	$(254.0)

Controlling interest	$264.3

Acquired Intangibles primarily consist of the fair value of customer contracts of $64.9 million and certain technology of $59.6 million. The customer contracts will be amortized straight-line over 7 years and the technology will be amortized straight-line over 10 years.

The recognized goodwill of $221.4 million reflects expected synergies from combining Autoliv’s global reach and customer base with Nissin Kogyo’s world leading expertise (including workforce) and technology in brake control and actuation systems. A significant portion of the goodwill is deductible for tax purposes.

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

The fair value of the contingent consideration relating to the M/A-COM acquisition in August 2015 is re-measured on a recurring basis (for further information, see the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016). As of June 30, 2016, there was no material change in the fair value of this contingent consideration.

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding at June 30, 2016 were foreign exchange swaps and forward contracts. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. The foreign exchange forward contracts are designated as cash flow hedges of certain external purchases. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives, hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statements of Net Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income (OCI) and reclassified into the Consolidated Statements of Net Income when the hedge transaction affects net earnings. The Company uses the forward rate with respect to the measurement of changes in fair value of cash flow hedges when revaluing foreign exchange forward contracts. There were no material reclassifications from OCI to the Consolidated Statements of Net Income during the first six months of 2016. Any ineffectiveness in the first six months of 2016 was not material.

The Company’s derivatives are all classified as Level 2 of the fair value hierarchy and there have been no transfers between the levels during this or comparable periods.

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheet at June 30, 2016 and in the Consolidated Balance Sheet at December 31, 2015, have been presented on a gross basis. The amounts subject to netting agreements that the Company chose not to offset are presented below. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

	June 30, 2016
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments 1)

Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$64.2		$2.1		$0.0		Other current assets/ Other current liabilities

Foreign exchange forward contracts, less than 2 year (cash flow hedge)	30.0		1.6		0.0		Other non-current assets/ Other non-current liabilities

Total derivatives designated as hedging instruments	$94.2		$3.7		$0.0

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$321.8	2)	$1.3	3)	$0.4	4)	Other current assets/ Other current liabilities

Total derivatives not designated as hedging instruments	$321.8		$1.3		$0.4

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $290.6 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.3 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.3 million.

	December 31, 2015
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location

Derivatives designated as hedging instruments 1)

Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$58.0		$0.2		$0.2		Other current assets/ Other current liabilities

Foreign exchange forward contracts, less than 2 year (cash flow hedge)	11.3		0.0		0.1		Other non-current assets/ Other non-current liabilities

Total derivatives designated as hedging instruments	$69.3		$0.2		$0.3

Derivatives not designated as hedging instruments

Foreign exchange swaps, less than 6 months	$482.4	2)	$2.5	3)	$5.1	4)	Other current assets/ Other current liabilities

Total derivatives not designated as hedging instruments	$482.4		$2.5		$5.1

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $435.8 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.4 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $4.9 million.

Derivatives designated as hedging instruments

The derivatives designated as hedging instruments outstanding at June 30, 2016 were foreign exchange forward contracts, classified as cash flow hedges. For the three and six months ended June 30, 2016, the cumulative gains and losses recognized in OCI on the cash flow hedges were a gain of $3.8 million and a gain of $2.8 million (net of taxes), respectively. The derivatives designated as hedging instruments outstanding at June 30, 2015 were foreign exchange forward contracts, classified as cash flow hedges. For the three and six months ended June 30, 2015, the cumulative gains and losses recognized in OCI on derivative effective portion, net were a loss of $0.4 million and a loss of $0.4 million, respectively.

For the three and six months ended June 30, 2016, the gains and losses reclassified from OCI and recognized in the Consolidated Statements of Net Income were a loss of $0.1 million and a gain of $0.2 million (net of taxes), respectively. Gains and losses recognized and remaining in OCI as of June 30, 2016 is a gain of $2.6 million (net of taxes). Any ineffectiveness in the first six months of 2016 was not material. For the three and six months ended June 30, 2015, the gains and losses reclassified from OCI and recognized in the Consolidated Statements of Net Income, net were a gain of $0.0 million and a gain of $0.0 million, respectively. Gains and losses recognized and remaining in OCI as of June 30, 2015 was a loss of $0.4 million (net of taxes). There was no material ineffectiveness recorded during the first six months of 2015.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Net Income. The derivatives not designated as hedging instruments outstanding at June 30, 2016 were foreign exchange swaps. During the first quarter of 2016, the Company entered into foreign exchange option contracts to hedge foreign exchange risk related to the ANBS acquisition. The foreign exchange option contracts were no longer outstanding as of March 31, 2016.

For the three and six months ended June 30, 2016, the gains and losses recognized in other non-operating items, net were a gain of $0.4 million and a gain of $1.2 million, respectively, for derivative instruments not designated as hedging instruments. The derivatives not designated as hedging instruments outstanding at June 30, 2015 were foreign exchange swaps. For the three and six months ended June 30, 2015, the gains and losses recognized in other financial items, net were a gain of $0.7 million and a loss of $1.6 million, respectively, for derivative instruments not designated as hedging instruments. For the three and six months ended June 30, 2016 and June 30, 2015, the gains and losses recognized as interest expense were immaterial.

Fair Value of Debt

The fair value of long-term debt is determined either from quoted market prices as provided by participants in the secondary market or for long-term debt without quoted market prices, from estimates using a discounted cash flow method based on the Company’s current borrowing rates for similar types of financing. The fair value and carrying value of debt is summarized in the table below. The Company has determined that each of these fair value measurements of debt reside within Level 2 of the fair value hierarchy.

Long-term debt	June 30, 2016 Carrying value1)	June 30, 2016 Fair value	December 31, 2015 Carrying value1)	December 31, 2015 Fair value
U.S. Private placement	$1,418.5	$1,531.7	$1,421.5	$1,472.6
Medium-term notes	41.3	42.8	77.8	79.6
Other long-term debt	0.2	0.2	0.1	0.1

Total	$1,460.0	$1,574.7	$1,499.4	$1,552.3

Short-term debt
Overdrafts and other short-term debt	$59.9	$59.9	$39.4	$39.4
Short-term portion of long-term debt	35.5	35.7	0.2	0.2

Total	$95.4	$95.6	$39.6	$39.6

1)	Debt as reported in balance sheet.

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

For the three and six month periods ended June 30, 2016, the Company did not record any material impairment charges on its long-lived assets.

5 Income Taxes

The effective tax rate in the second quarter of 2016 was 25.9% compared to 29.7% in the same quarter of 2015. Discrete tax items, net had a favorable impact of 1.2% in 2016. In the second quarter of 2015, discrete tax items, net had a favorable impact of 4.3%, primarily related to the resolution of a prior year tax refund claim.

The effective tax rate in the first six months of 2016 was 27.8% compared to 33.4% for the first six months of 2015. In the first six months of 2016, the net impact of discrete tax items caused a 0.2% increase to the effective tax rate. The net impact of discrete tax items in the first six months of 2015 caused a 0.7% decrease to the effective tax rate.

For the three and six month periods ended June 30, 2016, the tax rate has been favorably impacted by the mix of earnings by various jurisdictions compared to the same period in the prior year.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and foreign jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. federal income tax authorities for years prior to 2012. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years prior to 2009.

As of June 30, 2016 the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the second quarter of 2016, the Company recorded a net increase of $2.3 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. During the second quarter of 2016, the Company recorded a net decrease of $0.5 million to income tax reserves for unrecognized tax benefits of prior years due to the lapse of the applicable statute of limitations. Of the total unrecognized tax benefits of $32.9 million recorded at June 30, 2016, $10.8 million is classified as current tax payable and $22.1 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

6 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	June 30, 2016	December 31, 2015
Raw materials	$365.0	$339.9
Work in progress	261.7	243.4
Finished products	222.8	217.9

Inventories	849.5	801.2

Inventory valuation reserve	(99.1)	(89.8)

Total inventories, net of reserve	$750.4	$711.4

7 Goodwill

	Passive Safety Segment	Electronics Segment	Total
Carrying amount December 31, 2015	$1,388.3	$278.0	$1,666.3
Acquisition	—	221.4	221.4
Effect of currency translation	1.2	5.3	6.5
Carrying amount June 30, 2016	$1,389.5	$504.7	$1,894.2

The goodwill recognized in the first quarter of 2016 was related to the ANBS acquisition (see Note 3).

8 Restructuring

Restructuring provisions are made on a case-by-case basis and primarily include severance costs incurred in connection with headcount reductions and plant consolidations. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under existing credit facilities. The Company does not expect that the execution of these activities will have a material adverse impact on its liquidity position. The majority of restructuring activities relate to the Passive Safety Segment. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Net Income.

Three months ended June 30, 2016

The employee-related restructuring provisions and cash payments for the three months ended June 30, 2016 mainly related to headcount reductions in high-cost countries in Europe and Asia. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2016 to June 30, 2016.

	March 31,	Provision/	Provision/	Cash	Translation	June 30,
	2016	Charge	Reversal	payments	difference	2016
Restructuring employee-related	$86.8	$3.7	$(0.3)	$(21.5)	$(2.2)	$66.5
Other	0.2	—	—	—	(0.1)	0.1

Total reserve	$87.0	$3.7	$(0.3)	$(21.5)	$(2.3)	$66.6

Six months ended June 30, 2016

The employee-related restructuring provisions and cash payments for the six months ended June 30, 2016 mainly related to headcount reductions in high-cost countries in Europe and Asia. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2015 to June 30, 2016.

	December 31,	Provision/	Provision/	Cash	Translation	June 30,
	2015	Charge	Reversal	payments	difference	2016
Restructuring employee-related	$87.7	$17.3	$(0.7)	$(39.1)	$1.3	$66.5
Other	0.2	—	—	—	(0.1)	0.1

Total reserve	$87.9	$17.3	$(0.7)	$(39.1)	$1.2	$66.6

Three months ended June 30, 2015

The employee-related restructuring provisions and cash payments for the three months ended June 30, 2015 mainly related to headcount reductions in high-cost countries in Europe. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2015 to June 30, 2015.

	March 31,	Provision/	Provision/	Cash	Translation	June 30,
	2015	Charge	Reversal	payments	difference	2015
Restructuring employee-related	$79.3	$7.4	$(0.9)	$(6.7)	$2.8	$81.9
Other	—	0.2	—	(0.2)	—	—

Total reserve	$79.3	$7.6	$(0.9)	$(6.9)	$2.8	$81.9

Six months ended June 30, 2015

The employee-related restructuring provisions and cash payments for the six months ended June 30, 2015 mainly related to headcount reductions in high-cost countries in Europe. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2014 to June 30, 2015.

	December 31,	Provision/	Provision/	Cash	Translation	June 30,
	2014	Charge	Reversal	payments	difference	2015
Restructuring employee-related	$79.6	$42.9	$(1.8)	$(32.6)	$(6.2)	$81.9
Other	0.2	0.3	—	(0.5)	—	—

Total reserve	$79.8	$43.2	$(1.8)	$(33.1)	$(6.2)	$81.9

9 Product-Related Liabilities

The Company has reserves for product risks. Such reserves are related to product performance issues including recall, product liability and warranty issues. For further explanation, see Note 12 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions and cash paid for the three and six months ended June 30, 2016 and June 30, 2015 mainly related to warranty related issues.

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Reserve at beginning of the period	$61.8	$47.2	$60.8	$51.3
Change in reserve	13.3	23.1	17.3	24.9
Cash payments	(6.9)	(7.7)	(10.5)	(12.2)
Translation difference	0.1	0.3	0.7	(1.1)

Reserve at end of the period	$68.3	$62.9	$68.3	$62.9

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2016 and June 30, 2015 and are not included in the table below.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service cost	$5.4	$5.8	$10.7	$11.6
Interest cost	5.4	5.2	10.7	10.5
Expected return on plan assets	(5.2)	(5.4)	(10.3)	(10.7)
Amortization prior service credit	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of actuarial loss	1.5	2.5	3.0	5.0

Net Periodic Benefit Cost	$7.0	$8.0	$13.8	$16.1

11 Controlling and Non-Controlling Interest

	Three Months ended
	June 30, 2016			June 30, 2015
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$3,600.2	$265.0	$3,865.2	$3,210.6	$15.0	$3,225.6

Total Comprehensive Income:
Net income	148.4	0.0	148.4	136.7	0.1	136.8

Foreign currency translation	(30.7)	9.5	(21.2)	20.1	(0.0)	20.1
Net change in cash flow hedges	3.9	—	3.9	(0.4)	—	(0.4)
Defined benefit pension plan	0.6	—	0.6	1.5	—	1.5

Total Comprehensive Income	122.2	9.5	131.7	157.9	0.1	158.0
Common Stock incentives	5.6	—	5.6	6.5	—	6.5
Cash dividends declared	(51.2)	—	(51.2)	(49.1)	—	(49.1)
Repurchased shares	—	—	—	—	—	—
Dividends paid to non-controlling interest on subsidiary shares	—	(0)	(0)	—	—	—
Investment in subsidiary by non-controlling interest	—	1.1	1.1	—	—	—

Balance at end of period	$3,676.8	$275.6	$3,952.4	$3,325.9	$15.1	$3,341.0

	Six Months ended
	June 30, 2016			June 30, 2015
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$3,455.6	$12.5	$3,468.1	$3,427.1	$15.0	$3,442.1

Total Comprehensive Income:
Net income	281.5	0.4	281.9	172.4	0.1	172.5

Foreign currency translation	29.0	9.6	38.6	(90.7)	(0.0)	(90.7)
Net change in cash flow hedges	2.7	—	2.7	(0.4)	—	(0.4)
Defined benefit pension plan	1.4	—	1.4	3.0	—	3.0

Total Comprehensive Income	314.6	10.0	324.6	84.3	0.1	84.4
Common Stock incentives	8.9	—	8.9	17.4	—	17.4
Cash dividends declared	(102.3)	—	(102.3)	(98.5)	—	(98.5)
Repurchased shares	—	—	—	(104.4)	—	(104.4)
Dividends paid to non-controlling interest on subsidiary shares	—	(1.7)	(1.7)	—	—	—
Investment in subsidiary by non-controlling interest	—	254.8	254.8	—	—	—

Balance at end of period	$3,676.8	$275.6	$3,952.4	$3,325.9	$15.1	$3,341.0

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

In October 2014, one of the Company’s Brazilian subsidiaries received a notice of deficiency from the state tax authorities from the state of São Paulo, Brazil which, primarily, alleged violations of ICMS (VAT) payments and improper warehousing documentation. The aggregate assessment for all alleged violations was R$66.4 million (approximately $20.6 million), inclusive of fines, penalties and interest. The Company believes the full amount assessed is baseless and that it has reasonable legal and factual defenses to the assessment and, consequently, plans to defend its interests vigorously. However, the Company believes that a loss is probable with respect to at least a portion of the assessed amount and has accrued an amount that is not material to the Company’s results of operations for the period ended December 31, 2015. However, the Company cannot predict or estimate the duration or ultimate outcome of this matter.

In March 2015, the Company was informed of an investigation being conducted in Turkey by the Directorate of Kocaeli Customs Custody, Smuggling and Enquiry into the Company’s import and customs payment structure and the associated import taxes and fees for the period of 2006–2012. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has made no provision for any expenses as of June 30, 2016 with respect to this investigation.

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

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for an investigation of anti-competitive behavior among suppliers of occupant safety systems. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of June 30, 2016. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

In August 2014, the Competition Commission of South Africa (the “CCSA”) contacted the Company regarding an investigation into the Company’s sales of occupant safety systems in South Africa. The Company is cooperating with the CCSA. The Company believes that a loss with respect to this investigation is probable and accrued an amount for the period ended June 30, 2016 related to this investigation that is not material to the Company’s results of operations. The Company cannot predict or estimate the duration or ultimate outcome of the CCSA investigation.

On July 6, 2015, the Company learned that the General Superintendence of the Administrative Council for Economic Defense (“CADE”) in Brazil had initiated an investigation of an alleged cartel involving sales in Brazil of seatbelts, airbags, and steering wheels by the Company’s Brazilian subsidiary and the Brazilian subsidiary of a competitor. The Company believes that a loss in the form of a civil penalty is probable with respect to this matter and accrued an initial amount for the period ended December 31, 2015. Due to further developments with CADE’s investigation the Company accrued an additional amount during the period ended March 31, 2016. The aggregate accrued amount remains not material to the Company’s results of operations. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

In May 2014, the Company, without admitting any liability, entered into separate settlement agreements with representatives of the three classes of plaintiffs then pending in the MDL. Pursuant to the settlement agreements, the Company agreed to pay $40 million to the direct purchaser settlement class, $6 million to the auto dealer settlement class, and $19 million to the end-payor settlement class, for a total of $65 million. This amount was expensed during the second quarter of 2014. In exchange, the plaintiffs agreed that the plaintiffs and the settlement classes would release Autoliv from all claims regarding their U.S. purchases that were or could have been asserted on behalf of the three classes in the MDL. In January 2015, the MDL court granted final approval of the direct purchaser class settlement, which had been reduced to approximately $35.5 million because of opt-outs; in December 2015, the MDL court granted final approval of the auto dealer class settlement; and on June 20, 2016, the MDL court granted final approval of the end-payor class settlement, over the objections of several individual class members, some of whom have appealed the MDL court’s approval of the Company’s end-payor settlement and several other defendants’ settlements that were approved at the same time. This appeal will delay the finality of the Company’s settlement with the end-payor class. In addition, several individuals and one insurer (and its affiliated entities) have opted-out of all of the pending end-payor class settlements, including the Company’s settlement. The insurer and its affiliated entities have informed the Company and other settling defendants that they plan to file a lawsuit seeking relief regarding damages allegedly sustained in their purchases of replacement parts and vehicles containing allegedly affected parts. The class settlements do not resolve any claims of settlement class members who opt-out of the settlements or the unasserted claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities.

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

In April 2016, the Company reached an agreement to settle with the truck and equipment dealers class for a non-material amount. The settlement is subject to court approval following notice to the class and the opportunity for class members to object to or opt-out of the settlement.

The remaining four antitrust class action lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013; M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013; Ewert v. Autoliv, Inc. et al., filed in the Supreme Court of British Columbia on July 18, 2013; and Cindy Retallick and Jagjeet Singh Rajput v. Autoliv ASP, Inc. et al., filed in the Queen’s Bench of the Judicial Center of Regina in the province of Saskatchewan on May 14, 2014). The Canadian cases assert claims on behalf of putative classes of both direct and indirect purchasers of occupant safety systems. The Company believes that a loss is probable with respect to these Canadian antitrust cases and accrued an initial amount for the three month period ended March 31, 2016 related to these claims. Due to further developments with respect to these claims, the Company accrued an additional amount during the three month period ended June 30, 2016. The aggregate accrued amount remains not material to the Company’s results of operations. There is currently no timeline for class certification or discovery in the Canadian occupant safety systems class actions. These actions have been stayed pending proceedings in certain earlier-filed auto parts cases. The Company cannot predict or estimate the duration or ultimate outcome of the Canadian antitrust cases.

PRODUCT WARRANTY, RECALLS AND INTELLECTUAL PROPERTY

Autoliv is exposed to various claims for damages and compensation if products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected, the Company faces warranty and recall claims. Where such (actual or alleged) failure results, or is alleged to result, in bodily injury and/or property damage, the Company may also face product-liability claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Government safety regulators may also play a role in warranty and recall practices. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products when the product supplied did not perform as represented by us or expected by the customer. Accordingly, the future costs of warranty claims by the customers may be material. However, the Company believes its established reserves are adequate. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the adequacy of these reserves, and adjusts them when appropriate. However, the final amounts actually due related to these matters could differ materially from the Company’s recorded estimates.

In addition, as vehicle manufacturers increasingly use global platforms and procedures, quality performance evaluations are also conducted on a global basis. Any one or more quality, warranty or other recall issue(s) (including those affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures such as a temporary or prolonged suspension of new orders, which may have a material impact on the Company’s results of operations.

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

On June 29, 2016, the Company announced that it is cooperating with Toyota Motor Corp. in its recall of approximately 1.4 million vehicles equipped with a certain model of the Company’s side curtain airbag (the “Toyota Recall”). Toyota has informed the Company that there have been seven reported incidents where a side curtain airbag has partially inflated without a deployment signal from the airbag control unit. The incidents have all occurred in parked, unoccupied vehicles and no personal injuries have been reported. The root cause analysis of the issue is ongoing. However, at this point in time the Company believes that a compromised manufacturing process at a sub-supplier may be a contributing factor and, as no incidents have been reported in vehicles produced by other OEMs with the same inflator produced during the same period as those recalled by Toyota, that vehicle-specific characteristics may also contribute to the issue. The sub-supplier’s manufacturing process was changed in January 2012, and the vehicles now recalled by Toyota represent more than half of all inflators of the relevant type manufactured before the sub-supplier process was changed.

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2016, the Company determined pursuant to ASC 450 that a loss with respect to this issue is reasonably possible. If the Company is obligated to indemnify Toyota for the costs associated with the Toyota Recall, the Company expects that its insurance will generally cover such costs and liabilities and estimates that the Company’s loss, net of expected insurance recoveries, would be less than $20 million. However, the ultimate costs of the Toyota Recall could be materially different. The main variables affecting the ultimate cost for the Company are: the determination of proportionate responsibility (if any) among Toyota, the Company, and any relevant sub-suppliers; the ultimate number of vehicles repaired; the cost of repair per vehicle; and the actual recoveries from sub-suppliers and insurers. The Company’s insurance policies generally include coverage of the costs of a recall, although costs related to replacement parts are generally not covered.

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

The table in Note 9 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three month period ended June 30, 2016.

13 Stock Incentive Plan

As a result of an initiative to more closely link the Company’s stock incentive program to the Company’s financial performance, the Compensation Committee approved a new long-term equity incentive program, pursuant to which performance shares will replace stock options. The first grants under the new long-term incentive (LTI) program were made in February 2016.

On February 15, 2016 and May 9, 2016, the Compensation Committee of the Board of Directors granted shares under the LTI program pursuant to which certain employees received 50% of their LTI grant value in the form of performance shares and 50% in the form of restricted stock units. The restricted stock units granted on February 15, 2016 and May 9, 2016 will vest in three approximately equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment with the Company on each vesting date. Additionally, the grantee may earn 0%-200% of the target number of performance shares based on the Company’s achievement of specified targets for the Company’s compound annual growth rate (CAGR) for sales and the Company’s CAGR in earnings per share relative to an established benchmark growth rate. Each performance target is weighted 50% and results are measured at the end of the three-year performance period.

The fair value of the restricted stock units and performance shares granted under the LTI program are calculated as the grant date fair value of the shares expected to be issued. The grant date fair value for the restricted stock units at February 15, 2016 and May 9, 2016 was $7.0 million and $0.2 million, respectively. This cost will be amortized straight line over the vesting periods. The grant date fair value of the performance shares at February 15, 2016 and May 9, 2016 was $6.9 million and $0.2 million, respectively, and is based upon the market value of the Autoliv common stock at the grant date. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management’s estimate of the number of units expected to vest. Management evaluates its estimate of the actual number of shares expected to be issued at the end of the program on a quarterly basis. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to compensation expense, if necessary.

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

For the three and six months ended June 30, 2016, approximately 6 thousand shares of common stock, respectively, were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future. For the three and six months ended June 30, 2015, approximately 2 thousand shares of common stock were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the three months ended June 30, 2016 and June 30, 2015, approximately 0.1 million and 0.2 million shares of common stock, respectively, from the treasury stock have been utilized by the Company’s Stock Incentive Plan. During the six months ended June 30, 2016 and June 30, 2015, approximately 29 thousand and 0.2 million shares of common stock, respectively, from the treasury stock have been utilized by the Company’s Stock Incentive Plan.

Actual weighted average shares used in calculating EPS were:

(In millions)	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Weighted average shares basic	88.2	88.0	88.2	88.2
Effect of dilutive securities: - stock options/share awards	0.2	0.3	0.2	0.2

Weighted average shares diluted	88.4	88.3	88.4	88.4

15 Segment Information

The Company currently reports two operating segments, Passive Safety and Electronics. Passive Safety includes the Company’s airbag, seatbelt and steering wheel businesses, while Electronics combines all of the Company’s electronics resources and expertise in both passive safety electronics and active safety electronics. The fair value of the net assets acquired related to the ANBS acquisition (as of March 31, 2016) is being reported in the Electronics Segment.

	Three months ended		Six months ended
Net sales, including Intersegment Sales	June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	2016	2015	2016	2015
Passive Safety	$1,996.1	$1,925.3	$3,984.8	$3,755.7
Electronics	597.8	377.1	1,054.2	728.3
Total segment sales	$2,593.9	$2,302.4	$5,039.0	$4,484.0
Corporate and other	1.6	2.9	1.9	7.1
Intersegment sales	(17.0)	(13.8)	(32.4)	(25.5)
Total net sales	$2,578.5	$2,291.5	$5008.5	$4,465.6

	Three months ended		Six months ended
Income before Income Taxes	June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	2016	2015	2016	2015
Passive Safety	$206.8	$195.7	$398.4	$258.9
Electronics	14.9	11.9	26.7	20.9
Segment operating income	$221.7	$207.6	$425.1	$279.8
Corporate and other	(9.0)	1.1	(7.2)	8.9
Interest and other non-operating expenses, net	(12.4)	(15.8)	(27.9)	(32.6)
Income from equity method investments	0.1	1.6	0.7	2.9
Income before income taxes	$200.4	$194.5	$390.7	$259.0

	Three months ended		Six months ended
Capital Expenditures	June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	2016	2015	2016	2015
Passive Safety	$100.5	$101.2	$173.3	$222.4
Electronics	27.7	13.1	43.9	24.7
Corporate and other	3.5	0.9	6.3	2.9
Total capital expenditures	$131.7	$115.2	$223.5	$250.0

	Three months ended		Six months ended
Depreciation and Amortization	June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	2016	2015	2016	2015
Passive Safety	$69.4	$63.7	$137.6	$125.5
Electronics	25.1	11.1	39.8	21.8
Corporate and other	2.2	1.0	4.4	2.2
Total depreciation and amortization	$96.7	$75.8	$181.8	$149.5

	As of
Segment Assets	June 30,	December 31,
(Dollars in millions)	2016	2015
Passive Safety	$5,790.0	$5,539.3
Electronics	1,735.0	966.5
Segment assets	$7,525.0	$6,505.8
Corporate and other1)	719.3	1,019.7
Total assets	$8,244.3	$7,525.5

1)	Corporate and other assets mainly consist of cash and cash equivalents, income taxes and equity method investments.

16 Subsequent Events

On July 14, 2016, the Company and its wholly owned subsidiaries, Autoliv ASP, Inc. and Autoliv AB, refinanced its existing revolving credit facility by entering into a US $1.1 billion multi-currency revolving credit facility agreement with 14 banks. The refinanced revolving credit facility matures in July 2021, but, subject to the banks approval, can be extended by the Company for up to two additional years. Under the credit agreement, the Company pays a commitment fee on the undrawn amount of 0.08% per annum, representing 35% of the applicable margin, which is 0.225% given the Company’s current credit rating of A- from Standard and Poor’s. The Company may draw loans with maturities of up to five years and any amounts drawn under the facility shall be used for general corporate purposes. The facility is guaranteed by the Company and Autoliv ASP, Inc. As with all of the existing principal debt arrangements of the Company, the credit agreement does not have any financial covenants, i.e. performance-related restrictions.

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

Autoliv is a leading developer, manufacturer and supplier of automotive safety systems to the automotive industry with a broad range of product offerings, including passive safety systems and active safety systems. Passive safety systems are primarily meant to improve vehicle safety, and include modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, passive safety electronics, whiplash protection systems and child seats, and components for such systems. Active safety products include automotive radars, night vision systems, cameras with driver assist systems, positioning systems, active seatbelts and brake control systems.

Autoliv’s filings with the SEC, which include this Quarterly Report on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, proxy statements and other information and all related amendments thereto, are made available free of charge on our corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC.

Shares of Autoliv common stock trade on the New York Stock Exchange under the symbol “ALV”. Swedish Depository Receipts representing shares of Autoliv common stock (“SDRs”) trade on NASDAQ Stockholm under the symbol “ALIV SDB”, and options in SDRs trade on the same exchange under the name “Autoliv SDB”. Options in Autoliv shares trade on NASDAQ OMX PHLX and NYSE Amex Options under the symbol “ALV”. Our fiscal year ends on December 31.

EXECUTIVE OVERVIEW

The transformation of the Company continues, and in the first six months of 2016, the Company saw continued strong order intake, which is likely to continue. This is a positive development for the Company’s future growth. The Company’s current long-term outlook now shows that the Company should surpass its end of decade sales target of $12 billion.

As preparation for the delivery of the Company’s products begins two to three years before the start of production and as future growth is accelerating, the Company has added close to 400 engineering resources during the second quarter. In order to be able to capture the future growth opportunities and maintain the Company’s focus on “quality first in everything we do,” in addition the Company is planning to add more than 1,000 engineering resources in the next twelve months.

Besides the strong developments in passive safety, the Company also saw several positive developments in its electronics business. During the quarter, the Company secured important customer wins, Autoliv-Nissin Brake Systems had a solid start in its first quarter of operations and in active safety, the Company grew 30% organically (Non-U.S. GAAP measure, see reconciliation table below).

During the quarter, the Company was able to capture significant future business and balance further investments for growth with healthy full year operating margins within the Company’s long-term target range of 8-9%, while also delivering on its quarterly margin guidance despite slightly lower than expected organic growth, mainly from a lower global light vehicle production.

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

RESULTS OF OPERATIONS

Overview

The following table shows some of the key ratios management uses internally to analyze the Company’s current and future financial performance and core operations as well as to identify trends in the Company’s financial conditions and results of operations. We have provided this information to investors to assist in meaningful comparisons of past and present operating results and to assist in highlighting the results of ongoing core operations. These ratios are more fully explained in our MD&A section below and should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K and the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of June 30		Six Months ended or as of June 30
	2016	2015	2016	2015

Total parent shareholders’ equity per share	$41.69	$37.75	$41.69	$37.75
Operating working capital 1)	$685	$639	$685	$639
Capital employed 6)	$4,390	$3,610	$4,390	$3,610
Net debt1)	$438	$269	$438	$269
Net debt to capitalization, % 11)	10	7	10	7

Gross margin, % 2)	20.4	20.1	20.5	19.8
Operating margin, % 3)	8.2	9.1	8.3	6.5

Return on total equity, % 7)	15.2	16.7	15.0	10.3
Return on capital employed, % 8)	19.8	23.7	20.4	16.5

No. of employees at period-end 9)	59,748	52,536	59,748	52,536
Headcount at period-end 10)	67,465	62,018	67,465	62,018
Days receivables outstanding 4)	75	72	76	74
Days inventory outstanding 5)	30	31	31	32

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”
2)	Gross profit relative to sales
3)	Operating income relative to sales
4)	Outstanding receivables relative to average daily sales
5)	Outstanding inventory relative to average daily sales
6)	Total equity and net debt
7)	Net income relative to average total equity
8)	Operating income and income from equity method investments, relative to average capital employed
9)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
10)	Employees plus temporary, hourly workers
11)	Net debt in relation to capital employed

THREE MONTHS ENDED JUNE 30, 2016 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2015

Market overview

Light Vehicle Production Development

Change vs. same quarter last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	4.2%	(1.7)%	0.8%	(1.2)%	8.1%	3.0%
1)	Source: IHS July 15, 2016.

During the three month period from April to June 2016, global LVP is estimated by IHS to have grown by 3% compared to the same quarter in 2015. This was 1pp less than IHS’s expectation at the beginning of the quarter.

In China, which accounts for around 16% of Autoliv’s sales, LVP grew by more than 4%, 4pp less than the April estimate.

In Japan, which accounts for around 9% of Autoliv’s sales, LVP declined by close to 2%, more than 7pp worse than the April estimate.

In the RoA, which represents around 9% of Autoliv’s sales, LVP was up by close to 1%, less than 1pp worse than the April estimate.

In the Americas, which accounts for around one third of Autoliv’s sales, LVP declined by more than 1%, more than 2pp worse than in the April estimate. In North America, LVP increased by more than 1%, which was close to 3pp worse than the April estimate. In South America, the decline was more than 15%, in line with the decline expected in IHS’s April estimate.

In Europe, where Autoliv currently generates around one third of its sales, LVP increased by more than 8%, which was more than 3pp better than IHS’s April estimate. In Western Europe, LVP grew by more than 9%, close to 3pp better than the April estimate. In Eastern Europe, LVP grew by more than 5%, more than 5pp better than the April estimate.

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

Consolidated sales increased by more than 12% to $2,579 million compared to $2,292 million in the same quarter of 2015. Excluding negative currency translation effects of $37 million and effects from M&A activities, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was 7.7%, compared to the organic sales growth of “around 10%” expected at the beginning of the quarter.

Sales by Product

Change vs. same quarter last year

	Sales (MUSD)	Reported (U.S. GAAP)	Acquisitions/ Divestures	Currency effects1)	Organic change3)
Airbags2)	$1,314.6	4.0%	—	(1.7)%	5.7%
Seatbelts2)	681.8	2.7%	—	(2.3)%	5.0%
Passive Safety Electronics	262.8	13.6%	—	(0.6)%	14.2%
Active Safety	185.9	40.8%	9.9%	1.3%	29.6%
Brake Control Systems	133.4	100.0%	100.0%	—	—
Total	$2,578.5	12.5%	6.4%	(1.6)%	7.7%

1)	Effects from currency translations. 2) Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2016

(Dollars in millions)

	Airbag Products2)		Seatbelt Products2)		Passive Safety Electronics		Active Safety		Break Control		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	5.7	$71.7	5.0	$33.5	14.2	$32.8	29.6	$39.1	—	—	7.7	$177.1
Currency effects1)	(1.7)	(21.1)	(2.3)	(15.7)	(0.6)	(1.4)	1.3	1.6	—	—	(1.6)	(36.6)
Acquisitions/divestitures	—	—	—	—	—	—	9.9	13.1	100.0	133.4	6.4	146.5

Reported change	4.0	$50.6	2.7	$17.8	13.6	$31.4	40.8	$53.8	100.0	$133.4	12.5	$287.0

1)	Effects from currency translations. 2) Including Corporate and other sales.

The organic sales growth (non-U.S. GAAP measure) of airbag products (including steering wheels) was mainly driven by inflatable curtains in Europe and Japan as well as steering wheels and driver airbags in Europe.

The organic sales growth (non-U.S. GAAP measure) in seatbelt products was a result of strong sales growth in Europe, partly offset by lower sales in North America and South Korea. The trend of higher sales for more advanced and higher value-added seatbelt systems continued globally.

Organic sales (non-U.S. GAAP measure) for passive safety electronics products (mainly airbag control modules and remote sensing units) grew significantly in China and Europe. The strong organic sales growth (non-U.S. GAAP measure) for active safety products (automotive radars, night vision systems, cameras with driver assist systems and positioning systems) was driven by sales of radar and vision systems. In particular, radar related products contributed primarily as a result of Mercedes’ increased demand for driving assistance products. Sales of vision systems to BMW also contributed.

Brake control systems is added for the first time as a result of the start of operations for Autoliv-Nissin Brake Systems, a joint venture with Nissin Kogyo of Japan. Sales were in line with our expectations from the beginning of the quarter.

Sales by Region

Change vs. same quarter last year

		Sales (MUSD)	Reported (U.S. GAAP)	Acquisitions/ Divestitures	Currency effects 1)	Organic change 2)
Asia		$868.5	14.6%	11.8%	(1.7)%	4.5%
Whereof:	China	$410.7	12.3%	10.1%	(5.2)%	7.4%
	Japan	$229.9	49.2%	34.0%	12.6%	2.6%
	Rest of Asia	$227.9	(4.3)%	—	(5.6)%	1.3%
Americas		$875.4	6.5%	6.9%	(3.9)%	3.5%
Europe		$834.6	17.3%	—	1.2%	16.1%
Global		$2,578.5	12.5%	6.4%	(1.6)%	7.7%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2016

(Dollars in millions)

	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	7.4	$26.9	2.6	$4.0	1.3	$3.2	3.5	$28.6	16.1	$114.4	7.7	$177.1
Currency effects1)	(5.2)	(18.9)	12.6	19.4	(5.6)	(13.5)	(3.9)	(32.1)	1.2	8.5	(1.6)	(36.6)
Acquisitions/divestitures	10.1	37.1	34.0	52.4	—	—	6.9	57.0	—	—	6.4	146.5

Reported change	12.3	$45.1	49.2	$75.8	(4.3)	$(10.3)	6.5	$53.5	17.3	$122.9	12.5	$287.0

1)	Effects from currency translations.

The organic sales growth (non-U.S. GAAP measure, see reconciliation table above) of close to 8% in the quarter was mainly a result of strong growth in Europe, where organic sales (non-U.S. GAAP measure, see reconciliation table above) grew by more than 16%. This was a result of a combination of high content on well performing models and the ramp up of new launches.

Sales from Autoliv’s companies in China grew organically (non-U.S. GAAP measure, see reconciliation table above) by more than 7% in the quarter. The growth was primarily driven by global OEMs, particularly models from Hyundai/Kia.

Organic sales (non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in Japan increased by close to 3% in the quarter. The sales increase was mainly due to positive model transitions and ramp ups with models from Toyota. Models from Honda and Nissan also contributed to the growth.

Organic sales (non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in the Rest of Asia (RoA) grew by more than 1% in the quarter. This was primarily driven by recent launches from Hyundai and Suzuki in India and Thailand with sales increases driven by models from Mitsubishi. The growth was partly offset by lower sales in South Korea, primarily driven by lower than expected LVP.

For Autoliv’s companies in the Americas, the sales development was mixed for the quarter. In North America, the organic sales growth (non-U.S. GAAP measure, see reconciliation table above) of almost 4% was mainly driven by sales increases for models from Honda, Mercedes and Ford, particularly the F-Series. Sales of active safety products and replacement inflators also contributed to the growth. Sales in South America (Brazil) declined by close to 2%, while the LVP declined by more than 15%. Autoliv’s strong performance in South America compared to the LVP was mainly due to the ramp up of models from Fiat.

The strong organic sales growth (non-U.S. GAAP measure, see reconciliation table above) of more than 16% in the quarter from Autoliv’s companies in Europe was driven by sales increases for a number of OEMs, positive product mix and strong growth for active safety products. Primary drivers were models from Hyundai/Kia, Renault and Mercedes.

Earnings

(Dollars in millions, except per share data)	Three months ended June 30, 2016	Three months ended June 30, 2015	Change
Net Sales	$2,578.5	$2,291.5	12.5%
Gross profit	$526.5	$460.0	14.5%
% of sales	20.4%	20.1%	0.3	pp
S,G&A	$(120.3)	$(101.2)	18.9%
% of sales	(4.7)%	(4.4)%	(0.3	)pp
R,D&E net	$(176.4)	$(140.3)	25.7%
% of sales	(6.8)%	(6.1)%	(0.7	)pp
Operating income	$212.7	$208.7	1.9%
% of sales	8.2%	9.1%	(0.9	)pp
Income before taxes	$200.4	$194.5	3.0%
Tax rate	25.9%	29.7%	(3.8	)pp
Net income	$148.4	$136.8	8.5%
Net income attributable to controlling interest	$148.4	$136.7	8.6%
Earnings per share, diluted1)	$1.68	$1.55	8.4%

1)	Assuming dilution and net of treasury shares.

The gross profit for the second quarter of 2016 was $67 million higher than in the same quarter of 2015, primarily as a result of higher organic sales. The gross margin improved by 0.3pp to 20.4%, from 20.1% in the same quarter of 2015, mainly as a result of higher organic sales, favorable currency effects, and raw material savings. These positive effects were partly offset by costs related to the investments for capacity and growth.

Operating income increased by $4 million to $213 million, or 8.2% of sales, compared to 9.1% of sales in the same quarter of 2015. The decrease in operating margin was primarily related to increases in investments for growth.

Selling, General and Administrative (S,G&A) expenses increased by $19 million.

Research, Development & Engineering (R,D&E) expenses, net, in support of future growth, increased by $36 million compared to the same quarter in the prior year.

Costs of $4 million related to capacity alignments and $4 million related to antitrust matters reduced operating margin by 0.4pp in the second quarter, a similar level to the same quarter of 2015.

Income before taxes increased by $6 million. Income attributable to controlling interest was $148 million, an increase of $12 million from the second quarter of 2015.

The effective tax rate in the second quarter of 2016 was 25.9% compared to 29.7% in the same quarter of 2015. Discrete items, net decreased the tax rate in the quarter by 1.2pp. In the second quarter of 2015, discrete tax items, net had a favorable impact of 4.3pp, primarily related to the resolution of a prior year tax refund claim.

Earnings per share (EPS) was $1.68 compared to $1.55 for the same period one year ago. The EPS was positively affected by 16 cents from a lower underlying tax rate and 3 cents by higher operating income. These positive effects were partly offset by 6 cents from discrete tax items.

The weighted average number of shares outstanding assuming dilution was 88.4 million compared to 88.3 million in the second quarter of 2015.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2015

Market overview

Light Vehicle Production Development

Year over year change

	China	Japan	RoA	Americas	Europe	Total
LVP1)	5.6%	(2.5)%	0.4%	(1.1)%	4.5%	2.2%
1)	Source: IHS July 15, 2016.

For the first six months of 2016, global LVP is estimated by IHS to have increased by more than 2% compared to the first six months of 2015. This was less than 1pp lower than IHS’s expectation from the beginning of the year.

In China, which accounts for around 16% of Autoliv’s sales, LVP grew by less than 6%, a decrease of less than 1pp compared to the January 2016 estimate.

In Japan, which accounts for around 9% of Autoliv’s sales, LVP declined by close to 3%, over 3pp worse compared to the January 2016 estimate.

In the RoA, which accounts for 9% of Autoliv’s sales, LVP increased by less than 1%, in line with the expectation from the beginning of 2016.

In the Americas, which makes up around one third of Autoliv’s sales, LVP decreased by more than 1%, a decrease of close to 3pp compared to IHS’s growth expectation of close to 2% from the beginning of the year. In North America, the increase was close to 3% compared to the more than 5% expected at the beginning of the year. In South America, the decrease was more than 21%, 5pp worse than the January 2016 estimate.

In Europe, where Autoliv currently generates around one third of its sales, LVP grew by close to 5% which was close to 2pp better than IHS’s estimate in January 2016. In Western Europe, LVP grew by 7%, more than 2pp better than estimated at the beginning of the year. In Eastern Europe, LVP decreased by close to 1%, in line with the January 2016 estimate.

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

For the first six months of 2016 consolidated sales increased to $5,009 million from $4,466 million for the same period in 2015. Excluding negative currency effects of close to 3% and acquisition effects from ANBS of close to 4%, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was more than 11%. All parts of the Company, except South America and South Korea, showed organic sales growth for the first six months (non-U.S. GAAP measure).

Sales by Product

Year over year change

	Sales (MUSD)	Reported (U.S. GAAP)	Acquisitions/ Divestures	Currency effects1)	Organic change3)
Airbags2)	$2,639.4	7.9%	—	(2.7)%	10.6%
Seatbelts2)	1,345.9	2.2%	—	(3.5)%	5.7%
Passive Safety Electronics	513.4	15.5%	—	(1.3)%	16.8%
Active Safety	376.4	45.6%	11.4%	0.2%	34.0%
Brake Control Systems	133.4	100.0%	100.0%	—	—
Total	$5,008.5	12.2%	3.6%	(2.5)%	11.1%
1)	Effects from currency translations. 2) Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2016

(Dollars in millions)

	Airbag Products2)		Seatbelt Products2)		Passive Safety Electronics		Active Safety		Break Control		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	10.6	$259.4	5.7	$74.8	16.8	$74.8	34.0	$88.0	—	—	11.1	$497.0
Currency effects1)	(2.7)	(65.1)	(3.5)	(46.3)	(1.3)	(6.0)	0.2	0.6	—	—	(2.5)	(116.8)
Acquisitions/divestitures	—	—	—	—	—	—	11.4	29.3	100.0	133.4	3.6	162.7

Reported change	7.9	$194.3	2.2	$28.5	15.5	$68.8	45.6	$117.9	100.0	$133.4	12.2	$542.9
1)	Effects from currency translations. 2) Including Corporate and other sales.

Sales of airbag products (including steering wheels) were favorably impacted by higher sales of inflatable curtains, replacement inflators, and steering wheels.

Sales of seatbelt products were particularly strong in Europe. The global trend towards more advanced and higher value-added seatbelt systems continued globally.

The growth in organic sales (non-U.S. GAAP measure) for passive safety electronics products (mainly airbag control modules and remote sensing units) was due to growth across all regions, particularly in China and North America.

The strong increase in sales of active safety products (automotive radars, night vision systems, cameras with driver assist systems and positioning systems) resulted from growth particularly for radar related products primarily as a result of Mercedes’ increased demand for driving assistance. Sales of vision systems to BMW also contributed.

Brake control systems is added for the first time as a result of the start of operations of Autoliv-Nissin Brake Systems. Sales of $133 million were in line with our expectations from the beginning of the quarter.

Sales by Region

Year over year change

		Sales (MUSD)	Reported (U.S. GAAP)	Acquisitions/ Divestitures	Currency effects1)	Organic change 2)
Asia		$1,680.4	13.6%	6.0%	(2.7)%	10.3%
Whereof:	China	$807.1	12.1%	5.1%	(4.8)%	11.8%
	Japan	$428.1	39.6%	17.1%	8.2%	14.3%
	Rest of Asia	$445.2	(1.7)%	—	(6.8)%	5.1%
Americas		$1,702.3	8.4%	4.7%	(4.3)%	8.0%
Europe		$1,625.8	14.8%	—	(0.7)%	15.5%
Global		$5,008.5	12.2%	3.6%	(2.5)%	11.1%
1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2016

(Dollars in millions)

	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	11.8	$85.1	14.3	$43.9	5.1	$23.1	8.0	$126.0	15.5	$218.9	11.1	$497.0
Currency effects1)	(4.8)	(35.2)	8.2	25.1	(6.8)	(30.9)	(4.3)	(66.8)	(0.7)	(9.0)	(2.5)	(116.8)
Acquisitions/divestitures	5.1	37.1	17.1	52.4	—	—	4.7	73.2	—	—	3.6	162.7

Reported change	12.1	$87.0	39.6	$121.4	(1.7)	$(7.8)	8.4	$132.4	14.8	$209.9	12.2	$542.9
1)	Effects from currency translations.

For the first six months of 2016, sales in the Americas represent 34% of total sales, Asia (China, Japan, RoA) 34%, and Europe 32%. Sales continue to be balanced across the regions. Growth was particularly strong in Europe.

Sales from Autoliv’s companies in China increased organically (non-U.S. GAAP measure) by close to 12%, particularly driven by Asian and local OEMs.

Organic sales (non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in Japan increased by more than 14% in the first six months. The increase was primarily driven by models from Toyota and Honda as well as the sales of replacement inflators.

Organic sales (non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in the RoA grew by more than 5%. The growth was primarily driven by strong sales growth in India and Thailand.

Organic sales (non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in the Americas increased by 8% and were positively impacted by sales growth to non-US OEMs in North America, mainly models from Honda and Mercedes. Sales of replacement inflators also contributed.

Organic sales (non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in Europe increased strongly by close to 16%. Models from Hyundai, Renault, Mercedes, BMW and VW were the strongest growth contributors.

Earnings

(Dollars in millions, except per share data)	Six months ended June 30, 2016	Six months ended June 30, 2015	Change
Net Sales	$5,008.5	$4,465.6	12.2%
Gross profit	$1,027.5	$883.4	16.3%
% of sales	20.5%	19.8%	0.7	pp
S,G&A	$(233.4)	$(201.8)	15.7%
% of sales	(4.7)%	(4.5)%	(0.2	)pp
R,D&E net	$(335.2)	$(266.8)	25.6%
% of sales	(6.7)%	(6.0)%	(0.7	)pp
Operating income	$417.9	$288.7	44.8%
% of sales	8.3%	6.5%	1.8	pp
Income before taxes	$390.7	$259.0	50.8%
Tax rate	27.8%	33.4%	(5.6	)pp
Net income	$281.9	$172.5	63.4%
Net income attributable to controlling interest	$281.6	$172.4	63.3%
Earnings per share, diluted1)	$3.19	$1.95	63.6%
1)	Assuming dilution and net of treasury shares.

Gross profit for the first six months of 2016 increased by $144 million, primarily as a result of the higher organic sales. Gross margin increased by 0.7pp compared to the same period in 2015, mainly as a result of higher organic sales, favorable currency effects and raw material savings.

Operating income increased by $129 million to $418 million. Operating margin was 8.3% for the first half of the year, an increase of 1.8pp compared to the same period in the prior year. In 2015 the operating margin was affected by high costs related to the ongoing capacity alignment and for settlements of antitrust related matters.

Selling, General and Administrative (S,G&A) expenses increased by $32 million.

R,D&E expenses, net increased by $68 million compared to the same period in the prior year.

Income before taxes increased by $132 million to $391 million, $3 million more than the increase in operating income.

Net income attributable to controlling interest amounted to $282 million compared to $172 million for the first six months of 2015. Income tax expense was $109 million compared to $87 million in the same period of 2015. The effective tax rate was 27.8% compared to 33.4% for the same six month period last year. The tax rate was favorably impacted by the geographical mix of earnings compared to the previous year.

EPS amounted to $3.19, assuming dilution, compared to $1.95 for the same period of 2015. EPS assuming dilution was positively affected by lower capacity alignment and legal costs by 87 cents, higher operating income by 30 cents and 29 cents by lower underlying tax rate. These positive effects were partly offset by negative currency translation effects of 6 cents.

The weighted average number of shares outstanding assuming dilution was unchanged at 88.4 million compared to the full year 2015.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations in the second quarter of 2016 amounted to $103 million compared to $154 million in the same quarter of 2015. The decrease was primarily related to timing differences in payments of accounts receivable.

Cash flow from operations less net cash used in investing activities during the second quarter 2016 was negative $28 million compared to positive $39 million during the same quarter of 2015, a difference of $67 million. During the second quarter of 2016 capital expenditures, net, of $130 million were $33 million more than depreciation and amortization expense in the quarter and $21 million more than capital expenditures during the second quarter of 2015.

Operations in the first six months of 2016 generated $303 million in cash. Cash from operations less net cash used in investing activities was negative $146 million. This compares to $238 million and negative $8 million, respectively, for the same period in 2015.

During the first six months of 2016 capital expenditures net, amounted to $221 million and depreciation and amortization totaled $182 million compared to $237 million and $150 million, respectively, for the same period in 2015.

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

Reconciliation of “Operating working capital” to U.S. GAAP financial measure

(Dollars in millions)

	June 30, 2016	December 31, 2015
Total current assets	$4,122.5	$4,038.3
Total current liabilities	(2,467.8)	(2,226.4)

Working capital	1,654.7	1,811.9
Cash and cash equivalents	(1,113.1)	(1,333.5)
Short-term debt	95.4	39.6
Derivative (asset) and liability, current	(3.0)	2.4
Dividends payable	51.2	49.3

Operating working capital	$685.2	$569.7

During the quarter working capital decreased to 17% of sales from 20% on June 30, 2015 and operating working capital (non-U.S. GAAP measure, see reconciliation table above) was unchanged at 7.1% of sales compared to June 30, 2015. The Company targets that operating working capital in relation to the last 12-month sales should not exceed 10%.

Accounts receivable increased in relation to sales to 75 days outstanding from 74 days outstanding on March 31, 2016 and from 72 days outstanding on June 30, 2015. Days inventory outstanding was 30 days, down from 32 days March 31, 2016 and from 31 days on June 30, 2015.

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

Reconciliation of “Net debt” to U.S. GAAP financial measure (Dollars in millions)

	June 30, 2016	March 31, 2016	December 31, 2015
Short-term debt	$95.4	$28.8	$39.6
Long-term debt	1,460.0	1,499.4	1,499.4

Total debt	1,555.4	1,528.2	1,539.0
Cash and cash equivalents	(1,113.1)	(1,161.6)	(1,333.5)
Debt-related derivatives	(4.5)	(4.7)	(3.9)

Net debt	$437.8	$361.9	$201.6

The Company’s gross interest-bearing debt increased by $27 million during the quarter to $1,555 million at June 30, 2016 and its net debt position (non-U.S. GAAP measure, see reconciliation table above) increased by $76 million during the quarter to $438 million at June 30, 2016.

Autoliv’s gross interest bearing debt increased by $16 million to $1,555 million compared to December 31, 2015 and its net debt (non-U.S. GAAP measure, see reconciliation table above) increased by $236 million to $438 million compared to December 31, 2015.

Calculation of “Leverage ratio” (Dollars in millions)

	June 30, 2016	December 31, 2015
Net debt1)	$437.8	$201.6
Pension liabilities	216.4	197.0

Debt per the Policy	$654.2	$398.6
Income before income taxes 2)	$807.4	$675.7
Plus: Interest expense, net 2,3)	58.4	62.4
Depreciation and amortization of intangibles 2,4)	351.4	319.1

EBITDA per the Policy	$1,217.2	$1,057.2
Leverage ratio	0.5	0.4

1)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.
4)	Including impairment write-offs, if any.

Autoliv’s policy is to maintain a leverage ratio (non-U.S. GAAP measure, see calculation above) commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (non-U.S. GAAP measure, see reconciliation table above) adjusted for pension liabilities in relation to EBITDA (earnings before interest taxes depreciation and amortization). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of June 30, 2016 the Company had a leverage ratio of 0.5x.

For the first six months, total equity increased by $484 million to $3,952 million compared to the same period in 2015 due to $282 million from net income, $255 million from the recognition of a minority interest in ANBS and $39 million from positive currency effects and $9 million from common stock incentives. These effects were partly offset by $104 million for dividends.

Total parent shareholders’ equity was $3,677 million corresponding to $41.69 per share.

Headcount

	June 30, 2016	March 31, 2016	June 30, 2015
Headcount	67,465	66,633	62,018
Whereof: Direct workers in manufacturing	69%	69%	72%
Best Cost Countries	74%	74%	74%
Temporary personnel	11%	11%	15%

Compared to March 31, 2016 total headcount (permanent employees and temporary personnel) increased by more than 800 people. This was primarily driven by the organic sales growth (non-U.S. GAAP measure) and the continued hiring of engineers, primarily to our active safety business.

SEGMENT DATA

The Company reports its results under two segments, Passive Safety and Electronics. Passive Safety includes Autoliv’s airbag and seatbelt businesses, while Electronics integrates all of Autoliv’s electronics resources and expertise in passive safety electronics, active safety and brake control systems in one organization. Corporate sales and income, capital expenditures and depreciation and amortization for the reportable segments can be found in Note 15 Segment Information to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Passive Safety

(Dollars in millions)	Three months ended June 30, 2016	Three months ended June 30, 2015	Change	Organic change1)
Segment sales	$1,996.1	$1,925.3	3.7%	5.6%
Segment operating income	$206.8	$195.7	5.7%
Segment operating margin	10.4%	10.2%	0.2pp
1)	Non-U.S. GAAP measure, see reconciliation table below.

During the second quarter of 2016 consolidated sales increased by close to 4% to $1,996 million compared to $1,925 million in the same quarter of 2015. Excluding negative currency translation effects of $37 million, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was close to 6%. All areas except South America and South Korea showed organic growth in the quarter. The higher operating margin was primarily a result of benefits from the higher organic sales.

(Dollars in millions)	Six months ended June 30, 2016	Six months ended June 30, 2015	Change	Organic change1)
Segment sales	$3,984.8	$3,755.7	6.1%	9.1%
Segment operating income	$398.4	$258.9	53.9%
Segment operating margin	10.0%	6.9%	3.1pp
1)	Non-U.S. GAAP measure, see reconciliation table below.

During the first six months of 2016 consolidated sales increased by more than 6% to $3,985 million compared to $3,756 million in the same period of 2015. Excluding negative currency translation effects of $111 million, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was more than 9%. The organic sales growth (non-U.S. GAAP measure) was primarily driven by higher sales in Europe, North America and Japan. In the first six months of 2015 the reported operating margin for the segment was negatively affected by the antitrust related settlement costs and restructuring costs, primarily related to the on-going European capacity alignment program.

Electronics

(Dollars in millions)	Three months ended June 30, 2016	Three months ended June 30, 2015	Change	Organic change1)
Segment sales	$597.8	$377.1	58.5%	18.5%
Segment operating income	$14.9	$11.9	25.2%
Segment operating margin	2.5%	3.2%	(0.7)pp
1)	Non-U.S. GAAP measure, see reconciliation table below.

During the second quarter of 2016 consolidated sales were significantly higher compared to the same quarter of 2015. The organic sales growth (non-U.S. GAAP measure, see reconciliation table below) in Electronics was close to 19%. The consolidated sales growth was mainly affected by $133 million from the ANBS joint venture. The lower operating margin was mainly a result of higher R,D&E costs.

(Dollars in millions)	Six months ended June 30, 2016	Six months ended June 30, 2015	Change	Organic change1)
Segment sales	$1,054.2	$728.3	44.7%	22.6%
Segment operating income	$26.7	$20.9	27.8%
Segment operating margin	2.5%	2.9%	(0.4)pp
1)	Non-U.S. GAAP measure, see reconciliation table below.

During the first six months of 2016 consolidated sales increased by close to 45% compared to the same period of 2015. Excluding acquisition effects from ANBS and MACOM of $167 million and negative currency translation effects of $5 million, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was close to 23%. The lower operating margin was mainly a result of higher R,D&E costs in support of recent contract wins and future growth.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2016

(Dollars in millions)

	Passive Safety		Electronics		Other and eliminations	Total
	%	$	%	$	$	%	$
Organic change	5.6	$107.8	18.5	$69.8	$(0.5)	7.7	$177.1
Currency effects1)	(1.9)	(37.0)	0.1	0.5	(0.1)	(1.6)	(36.6)
Acquisitions/divestitures	—	—	39.9	150.4	(3.9)	6.4	146.5

Reported change	3.7	$70.8	58.5	$220.7	$(4.5)	12.5	$287.0
1)	Effects from currency translations.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2016

(Dollars in millions)

	Passive Safety		Electronics		Other and eliminations	Total
	%	$	%	$	$	%	$
Organic change	9.1	$340.5	22.6	$164.6	$(8.1)	11.1	$497.0
Currency effects1)	(3.0)	(111.4)	(0.8)	(5.3)	(0.1)	(2.5)	(116.8)
Acquisitions/divestitures	—	—	22.9	166.6	(3.9)	3.6	162.7

Reported change	6.1	$229.1	44.7	$325.9	$(12.1)	12.2	$542.9
1)	Effects from currency translations.

Headcount

	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015
Headcount Passive Safety segment	60,767	60,153	59,861	58,112
Headcount Electronics segment	6,335	6,124	4,080	3,770

The headcount increase in Passive Safety was primarily related to higher organic growth (non-U.S. GAAP measure). In Electronics the increase was primarily related to the continued hiring of engineers in our active safety business.

The headcount increase from December 31, 2015 was mainly due to integration of ANBS into the Electronics segment. Hiring of engineers in our active safety business and to our passive safety business also contributed to the increase.

Outlook

Mainly based on our customer call-offs we expect organic sales for the third quarter of 2016 to grow by around 6% compared to the same quarter of 2015. Sales from recent M&A activities (ANBS and MACOM) are expected to have a positive effect of around 6%. Currency translations are expected to have a negative effect of less than 1%, resulting in a consolidated sales growth of around 12%. The adjusted operating margin, excluding costs for capacity alignments and antitrust related matters, is expected to be around 7.5%.

The indication for the full year is for an organic sales growth of around 7%. Sales from recent M&A activities (ANBS and MACOM) are expected to have a positive effect of around 5%. Currency translations are expected to have a negative effect of more than 1%, resulting in a consolidated sales growth of more than 10%. The adjusted operating margin, excluding costs for capacity alignments and antitrust related matters, is expected to be more than 8.5%. This includes expected integration and purchase accounting related costs for the joint venture with Nissin Kogyo (ANBS) of $20-30 million, as well as costs related to stronger than expected mid-term growth.

Since 2015 Autoliv has agreements with several OEMs for new supply capacity for replacement airbag inflators. Based on customer agreements and its own expectations, the Company now expects deliveries of up to 30 million units during the period 2015 to 2018. It is still too early in this evolving situation to be able to determine final delivery volumes.

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

The forward looking non-U.S. GAAP financial measures above are provided on a non-U.S. GAAP basis. Autoliv has not provided a U.S. GAAP reconciliation of these measures because items that impact these measures, such as costs related to antitrust matters and capacity alignment, cannot be reasonably predicted or determined. As a result, such reconciliation is not available without unreasonable efforts and Autoliv is unable to determine the probable significance of the unavailable information.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2016, the Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

OTHER RECENT EVENTS

Launches in the Second Quarter 2016

Honda’s new Clarity

Driver airbag with steering wheel, passenger airbag, side airbag and knee airbag.

Mercedes’ new GLC Coupé

Active seatbelts with pretensioners, radar system, ADAS ECU and stereo/mono vision system.

Volvo’s new S90

Driver airbag with steering wheel, inflatable curtains, active seatbelts with pretensioners and safety electronics.

GMC’s new Acadia

Seatbelts with pretensioners and safety electronics.

Mazda’s new 3/Axela

Driver airbag with steering wheel, passenger airbag, side airbag, inflatable curtains and safety electronics.

VW’s new Tiguan

Active seatbelts with pretensioners, passenger airbag and side airbag.

Renault’s new Scenic

Driver airbag with steering wheel, inflatable curtains, side airbag, seatbelts with pretensioners and safety electronics.

Honda’s new Ridgeline

Side airbag, inflatable curtains, seatbelts with pretensioners, brake control system and radar system.

Mercedes’ new C-Class Cabriolet

Active seatbelts with pretensioners, radar system, ADAS ECU and stereo/mono vision system.

Other Events

On June 29, 2016, the Company announced that it is cooperating with Toyota Motor Corp. in its recall of approximately 1.4 million vehicles equipped with a certain model of the Company’s side curtain airbag (the “Toyota Recall”). Toyota has informed the Company that there have been seven reported incidents where a side curtain airbag has partially inflated without a deployment signal from the airbag control unit. The incidents have all occurred in parked, unoccupied vehicles and no personal injuries have been reported. The root cause analysis of the issue is ongoing. However, at this point in time, the Company believes that a compromised manufacturing process at a sub-supplier may be a contributing factor and, as no incidents have been reported in vehicles produced by other OEMs with the same inflator produced during the same period as those recalled by Toyota, that vehicle-specific characteristics may also contribute to the issue. The sub-supplier’s manufacturing process was changed in January 2012, and the vehicles now recalled by Toyota represent more than half of all inflators of the relevant type manufactured before the sub-supplier process was changed.

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2016, the Company determined pursuant to ASC 450 that a loss with respect to the Toyota Recall is reasonably possible. If the Company is obligated to indemnify Toyota for the costs associated with the Toyota Recall, the Company expects that its insurance will generally cover such costs and liabilities and estimates that the Company’s loss, net of expected insurance recoveries, would be less than $20 million. However, the ultimate costs of the Toyota Recall could be materially different. The main variables affecting the ultimate cost for the Company are: the determination of proportionate responsibility (if any) among Toyota, the Company, and any relevant sub-suppliers; the ultimate number of vehicles repaired; the cost of repair per vehicle; and the actual recoveries from sub-suppliers and insurers. The Company’s insurance policies generally include coverage of the costs of a recall, although costs related to replacement parts are generally not covered. For additional information, see Note 12 Contingent Liabilities to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

On July 15, Autoliv announced that it had refinanced its existing $1.1 billion multi-currency revolving credit facility agreement with a group of 14 banks. The facility has a five-year maturity, with extension options for up to two more years.

Autoliv has decided to separate its Communications and Investor Relations functions and has appointed Anders Trapp, currently analyst with Swedish bank SEB, as its Head of Investor Relations reporting to CFO Mats Backman. Thomas Jönsson will continue in his role as Group Vice President Communications and Ray Pekar as VP Investor Relations, Americas & Corporate Business Development. Anders will start with Autoliv in the later part of Q3, 2016.

Dividend

On May 10, 2016, the Company declared a quarterly dividend to shareholders of 58 cents per share for the third quarter of 2016 with the following payment schedule:

Ex-date (common stock)	August 16, 2016
Ex-date (SDRs)	August 17, 2016
Record Date	August 18, 2016
Payment Date	September 1, 2016

Next Report

Autoliv intends to publish the quarterly earnings report for the third quarter of 2016 on Thursday, October 27, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as noted below, as of June 30, 2016, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

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

Except as set forth below, as of June 30, 2016, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us or our customers

We face risks related to product liability claims, warranty claims and recalls in the event that any of our products actually or allegedly are defective, fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. For example, we are cooperating with Toyota Motor Corp. with respect to its voluntary safety recall of approximately 1.4 million vehicles that are equipped with a certain model of our side curtain airbags (see

Note 12 Contingent Liabilities to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for more information) (the “Toyota Recall”). We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. Additionally, increasing regulation and reporting requirements regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in additional product liability or recall investigations or claims. See “–Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market.” Although we carry product liability and product recall insurance, such insurance may not cover some or all of the entire resulting liability or may not be available in the appropriate markets. Although we have invested and will continue to invest in our engineering, design, and quality infrastructure, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty claims or additional product recalls. In the future, we could experience additional material warranty or product liability losses and incur significant costs to process and defend these claims.

The Toyota Recall and any additional future recalls could result in costs not covered by insurance, further government inquiries, litigation, reputational harm and could divert management’s attention away from other matters. The main variables affecting the costs of a recall are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, and actual insurance recoveries. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers, and the performance and remedial requirements vary between jurisdictions. Due to recent recall activity in the automotive industry, some vehicle manufactures have become even more sensitive to product recall risks. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Product recalls in our industry, even when they do not involve our products, can harm the reputations of our customers, competitors, and us, particularly if those recalls cause consumers to question the safety or reliability of products similar to those we produce.

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

Global integration may result in additional risks

Because of our efforts to integrate our operations globally to manage cost, we face the additional risk that, should any of the other risks discussed herein materialize, the negative effects could be more pronounced. For example, while supply delays of a component have typically only affected a few customer models, such a delay could now affect several models of several customers in several geographic areas. Similarly, any recall or warranty issue we face due to a defective product is now more likely to involve a larger number of units in several geographic areas. For example, the Toyota Recall is currently limited to two vehicle models; however, it is possible that our customer will expand the recall to additional vehicles and we cannot guarantee that other customers will not initiate a recall.

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

Due to the recent record recall of airbag inflators of one of our competitors, additional legislation has been proposed in the U.S. Congress regarding the reporting requirements for product recalls. NHTSA has also become more active in requesting information from suppliers and vehicle manufactures regarding potential product defects. For example, in connection with the Toyota Recall, we, in connection with Toyota, have informed NHTSA of the reported incidents and Toyota has discussed with NHTSA what action it will take to address the issue. If the regulatory obligation of complying with safety regulations increases it could require increased resources and have a material impact on our business.

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

For example, the financial crisis during 2008-2009 caused extreme and unprecedented volatility in foreign currency exchange rates. More recently, there was significant volatility in certain currency pairs during 2012-2015, and particularly in the early part of 2015. Volatility in certain currency pairs has continued into early 2016 and may impact our financial results. Also, in June 2016, the United Kingdom voted to exit the European Union (“Brexit”) in a referendum vote, which caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Volatility in exchange rates is currently expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. The announcement of Brexit and the withdrawal of the U.K. from the European Union may also create global economic uncertainty, which may impact, among other things, global light vehicle production.

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

Stock repurchase program

During the quarter ended June 30, 2016, Autoliv made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000 and reactivated during the fourth quarter of 2013. Under the existing authorizations, another 4.4 million shares may be repurchased. The stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Autoliv’s Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2015).

3.2	Autoliv’s Third Restated By-Laws incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-12933, filing date December 18, 2015).

4.1	Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

4.3	Form of Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of March 23, 2016, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 29, 2016).

10.1*+	Employment agreement, dated November 20, 2015, between Autoliv, Inc. and Mats Backman.

10.2*+	Employment agreement, dated December 15, 2015, between Autoliv, Inc. and Mikael Bratt.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
+	Management Contract or Compensatory Plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2016

AUTOLIV, INC. (Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)