Form 10-Q
period 2016-09-30
AUTOLIV INC
filed 2016-10-27
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 21, 2016, there were 88,224,177 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv, Inc. (“Autoliv,” the “Company” or “we”) or its management believes or anticipates may occur in the future. All forward-looking statements, including without limitation, statements regarding the expected consummation of the joint venture with Volvo Cars, management’s examination of historical operating trends and data as well as estimates of future sales, operating margin, cash flow, effective tax rate or other future operating performance or financial results are based upon our current expectations, various assumptions and/or data available from third parties. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “would,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives and the market reaction thereto; changes in general industry and market conditions or regional growth or decline; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the resolution of the ongoing Toyota Recall (defined below)); higher expenses for our pension and other postretirement benefits including higher funding requirements for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” in our Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$2,461.3	$2,184.5	$7,469.8	$6,650.1
Cost of sales	(1,966.0)	(1,744.4)	(5,947.0)	(5,326.7)
Gross profit	495.3	440.1	1,522.8	1,323.4
Selling, general and administrative expenses	(116.5)	(101.3)	(349.9)	(303.1)
Research, development and engineering expenses, net	(165.5)	(130.4)	(500.7)	(397.2)
Amortization of intangibles	(12.2)	(4.2)	(32.0)	(11.2)
Other expense, net	(10.0)	(46.4)	(31.2)	(165.4)
Operating income	191.1	157.8	609.0	446.5
Income from equity method investments	0.5	0.6	1.2	3.5
Interest income	1.0	0.8	3.1	1.8
Interest expense	(15.6)	(15.6)	(46.7)	(49.6)
Other non-operating items, net	8.1	8.2	9.2	8.6
Income before income taxes	185.1	151.8	575.8	410.8
Income tax expense	(49.6)	(52.7)	(158.4)	(139.2)
Net income	$135.5	$99.1	$417.4	$271.6
Less: Net (loss) income attributable to non-controlling interest	(2.3)	0.2	(2.0)	0.3
Net income attributable to controlling interest	$137.8	$98.9	$419.4	$271.3

Net earnings per share – basic	$1.56	$1.12	$4.76	$3.08
Net earnings per share – diluted	$1.56	$1.12	$4.74	$3.07

Weighted average number of shares outstanding, net of treasury shares (in millions)	88.2	88.1	88.2	88.2
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	88.5	88.3	88.4	88.4
Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	88.2	88.1	88.2	88.1

Cash dividend per share – declared	$0.58	$0.56	$1.74	$1.68
Cash dividend per share – paid	$0.58	$0.56	$1.72	$1.66

See “Notes to unaudited condensed consolidated financial statements.”

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$135.5	$99.1	$417.4	$271.6
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	(2.1)	(75.6)	36.5	(166.2)
Net change in cash flow hedges	1.2	1.1	3.9	0.6
Net change in unrealized components of defined benefit plans	1.2	2.5	3.2	6.9
Other comprehensive (loss) income, before tax	0.3	(72.0)	43.6	(158.7)
Tax effect allocated to other comprehensive income (loss)	(0.4)	(0.8)	(1.0)	(2.2)
Other comprehensive (loss) income, net of tax	(0.1)	(72.8)	42.6	(160.9)
Comprehensive income	$135.4	$26.3	$460.0	$110.7
Less: Comprehensive (loss) income attributable to non-controlling interest	1.0	(0.1)	11.0	0.0
Comprehensive income attributable to controlling interest	$134.4	$26.4	$449.0	$110.7

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	September 30, 2016 (unaudited)	December 31, 2015
Assets
Cash and cash equivalents	$1,182.6	$1,333.5
Receivables, net	1,991.4	1,787.6
Inventories, net	799.2	711.4
Other current assets	172.1	205.8
Total current assets	4,145.3	4,038.3
Property, plant and equipment, net	1,675.8	1,437.1
Investments and other non-current assets	345.1	255.8
Goodwill	1,891.5	1,666.3
Intangible assets, net	243.5	128.0
Total assets	$8,301.2	$7,525.5

Liabilities and equity
Short-term debt	$73.0	$39.6
Accounts payable	1,191.5	1,169.6
Accrued expenses	963.3	755.6
Other current liabilities	198.2	261.6
Total current liabilities	2,426.0	2,226.4
Long-term debt	1,471.8	1,499.4
Pension liability	216.2	197.0
Other non-current liabilities	150.2	134.6
Total non-current liabilities	1,838.2	1,831.0
Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	3,765.3	3,499.4
Accumulated other comprehensive loss	(378.8)	(408.5)
Treasury stock	(1,055.9)	(1,067.4)
Total controlling interest	3,762.7	3,455.6
Non-controlling interest	274.3	12.5
Total equity	4,037.0	3,468.1
Total liabilities and equity	$8,301.2	$7,525.5

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine months ended
	September 30, 2016	September 30, 2015
Operating activities
Net income	$417.4	$271.6
Depreciation and amortization	279.4	229.6
Other, net	17.4	(12.9)
Changes in operating assets and liabilities	(140.0)	(59.1)
Net cash provided by operating activities	574.2	429.2

Investing activities
Expenditures for property, plant and equipment	(343.6)	(347.7)
Proceeds from sale of property, plant and equipment	4.1	14.0
Acquisitions and divestitures of businesses and other, net	(227.4)	(138.2)
Net cash used in investing activities	(566.9)	(471.9)

Financing activities
Net decrease in short-term debt	(4.7)	(18.6)
Repayments and other changes in long-term debt	—	(12.2)
Dividends paid to non-controlling interest	(1.7)	—
Dividends paid	(151.7)	(146.4)
Repurchased shares	—	(104.4)
Common stock options exercised	5.1	17.3
Other, net	0.8	1.9
Net cash used in financing activities	(152.2)	(262.4)
Effect of exchange rate changes on cash and cash equivalents	(6.0)	(42.8)
Decrease in cash and cash equivalents	(150.9)	(347.9)
Cash and cash equivalents at beginning of period	1,333.5	1,529.0
Cash and cash equivalents at end of period	$1,182.6	$1,181.1

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2016

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

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv's other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016.

2 Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight cash flow classification issues and thereby reducing the current and potential future diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 are effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company plans to early adopt this standard as of January 1, 2017. The adoption of this standard is not expected to have a material impact for any periods presented.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company plans to adopt this standard prospectively as of January 1, 2017. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company adopted the standard in its interim reporting for March 31, 2016. The effect of the change on the balance sheet as of March 31, 2016 was $1.7 million reclassified from debt issuance cost asset to the debt liability. Prior period information was not retrospectively adjusted as the effects of the adoption of ASU 2015-03 were not material to those periods.

3 Business Combinations

Autoliv-Nissin Brake Systems

On March 31, 2016, the Company acquired a 51% interest in the entities that formed Autoliv-Nissin Brake Systems (ANBS) for approximately $263 million in cash. ANBS designs, manufactures and sells products in the brake control and actuation systems business. Nissin Kogyo retained a 49% interest in the entities that formed ANBS. The Company has management and operational control of ANBS and has consolidated the results of operation and balance sheet from ANBS from the date of the acquisition forward. The transaction was accounted for as a business combination.

The acquisition combines Nissin Kogyo's world leading expertise and technology in brake control and actuation systems with Autoliv's global reach and customer base to create a global competitive offering in the growing global brake control systems market. ANBS will also further strengthen the Company’s role as a leading system supplier of products and systems for autonomous driving vehicles. ANBS is included in the Electronics segment. From the date of the acquisition through September 30, 2016, the ANBS business reported net sales of $278 million and a net loss attributable to controlling interest of $3 million, net of a loss attributable to the non-controlling interest of $3 million. The operating loss from the date of the acquisition through September 30, 2016 included $0.9 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of acquired inventory. The total purchase accounting inventory fair value step-up adjustments included in the balance sheet at the acquisition date were $0.9 million.

Total ANBS acquisition related costs were approximately $3.5 million for the year ended December 31, 2015 and approximately $2.0 million for the nine months ended September 30, 2016 and were reflected in Selling, general and administrative expenses in the Consolidated Statements of Net Income.

The pro forma effects of this acquisition would not materially impact the Company's reported results for any period presented.

The preliminary acquisition date fair value of the consideration transferred for the Company’s 51% interest in the entities that formed ANBS was $262.8 million in a cash transaction.

The following table summarizes the preliminary fair values of identifiable assets acquired and liabilities assumed as of March 31, 2016:

Amounts preliminary recognized as of acquisition date March 31, 2016 (in millions)

Assets:
Cash and cash equivalents	$37.7
Receivables	1.5
Inventories	33.0
Other current assets	8.0
Property, plant and equipment	134.5
Other non-current assets	0.7
Intangibles	129.0
Goodwill	217.8
Total assets	$562.2

Liabilities:
Accounts payable	$6.0
Other current liabilities	19.1
Pension liabilities	9.1
Other non-current liabilities	12.7
Total liabilities	$46.9
Net assets acquired	$515.3
Less: Non-controlling interest	$(252.5)
Controlling interest	$262.8

Acquired Intangibles primarily consist of the fair value of customer contracts of $64.9 million and certain technology of $64.1 million. The customer contracts will be amortized straight-line over 7 years and the technology will be amortized straight-line over 10 years.

The recognized goodwill of $217.8 million reflects expected synergies from combining Autoliv's global reach and customer base with Nissin Kogyo's world leading expertise (including workforce) and technology in brake control and actuation systems. A significant portion of the goodwill is deductible for tax purposes.

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

The fair value of the contingent consideration relating to the M/A-COM acquisition in August 2015 is re-measured on a recurring basis (for further information, see the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016). As of September 30, 2016, there was no material change in the fair value of this contingent consideration.

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding at September 30, 2016 were foreign exchange swaps and forward contracts. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. The foreign exchange forward contracts are designated as cash flow hedges of certain external purchases. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives, hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statements of Net Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income (OCI) and reclassified into the Consolidated Statements of Net Income when the hedge transaction affects net earnings. The Company uses the forward rate with respect to the measurement of changes in fair value of cash flow hedges when revaluing foreign exchange forward contracts. There were no material reclassifications from OCI to the Consolidated Statements of Net Income during the first nine months of 2016. Any ineffectiveness in the first nine months of 2016 was not material.

The Company’s derivatives are all classified as Level 2 of the fair value hierarchy and there have been no transfers between the levels during this or comparable periods.

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (i.e. ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheet at September 30, 2016 and in the Consolidated Balance Sheet at December 31, 2015, have been presented on a gross basis. The amounts subject to netting agreements that the Company chose not to offset are presented below. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

	September 30, 2016
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments 1)
Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$65.3		$4.0		$0.0		Other current assets/ Other current liabilities
Foreign exchange forward contracts, less than 2 years (cash flow hedge)	11.7		0.9		0.0		Other non-current assets/ Other non-current liabilities
Total derivatives designated as hedging instruments	$77.0		$4.9		$0.0
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$367.2	2)	$0.4	3)	$0.7	4)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$367.2		$0.4		$0.7

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $367.2 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.4 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.7 million.

	December 31, 2015
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments 1)
Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$58.0		$0.2		$0.2		Other current assets/ Other current liabilities
Foreign exchange forward contracts, less than 2 years (cash flow hedge)	11.3		0.0		0.1		Other non-current assets/ Other non-current liabilities
Total derivatives designated as hedging instruments	$69.3		$0.2		$0.3
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$482.4	2)	$2.5	3)	$5.1	4)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$482.4		$2.5		$5.1

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $435.8 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.4 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $4.9 million.

Derivatives designated as hedging instruments

The derivatives designated as hedging instruments outstanding at September 30, 2016 were foreign exchange forward contracts, classified as cash flow hedges. For the three and nine months ended September 30, 2016, the cumulative gains and losses recognized in OCI on the cash flow hedges were a gain of $1.3 million and a gain of $4.0 million (net of taxes), respectively. The derivatives designated as hedging instruments outstanding at September 30, 2015 were foreign exchange forward contracts, classified as cash flow hedges. For the three and nine months ended September 30, 2015, the cumulative gains and losses recognized in OCI on derivative effective portion, net were a gain of $1.4 million and a gain of $1.0 million, respectively.

For the three and nine months ended September 30, 2016, the gains and losses reclassified from OCI and recognized in the Consolidated Statements of Net Income were a gain of $0.1 million and a gain of $0.3 million (net of taxes), respectively. Gains and losses recognized and remaining in OCI as of September 30, 2016 is a gain of $3.8 million (net of taxes). Any ineffectiveness in the first nine months of 2016 was not material. For the three and nine months ended September 30, 2015, the gains and losses reclassified from OCI and recognized in the Consolidated Statements of Net Income, net were a gain of $0.2 million and a gain of $0.2 million, respectively. Gains and losses recognized and remaining in OCI as of September 30, 2015 was a gain of $0.8 million (net of taxes). There was no material ineffectiveness recorded during the first nine months of 2015.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Net Income. The derivatives not designated as hedging instruments outstanding at September 30, 2016 were foreign exchange swaps. During the first quarter of 2016, the Company entered into foreign exchange option contracts to hedge foreign exchange risk related to the ANBS acquisition. These foreign exchange option contracts matured during the first quarter of 2016 and are no longer outstanding.

For the three and nine months ended September 30, 2016, the gains and losses recognized in other non-operating items, net were a loss of $1.3 million and a loss of $0.2 million, respectively, for derivative instruments not designated as hedging instruments. The derivatives not designated as hedging instruments outstanding at September 30, 2015 were foreign exchange swaps. For the three and nine months ended September 30, 2015, the gains and losses recognized in other financial items, net were a gain of $0.6 million and a loss of $1.0 million, respectively, for derivative instruments not designated as hedging instruments.  For the three and nine months ended September 30, 2016 and September 30, 2015, the gains and losses recognized as interest expense were immaterial.

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

	September 30,	September 30,	December 31,	December 31,
	2016	2016	2015	2015
	Carrying	Fair	Carrying	Fair
Long-term debt	value1)	value	value1)	value
U.S. Private placement	$1,417.9	$1,541.7	$1,421.5	$1,472.6
Medium-term notes	40.6	41.8	77.8	79.6
Other long-term debt	13.3	13.3	0.1	0.1
Total	$1,471.8	$1,596.8	$1,499.4	$1,552.3
Short-term debt
Overdrafts and other short-term debt	$38.0	$38.0	$39.4	$39.4
Short-term portion of long-term debt	35.0	35.0	0.2	0.2
Total	$73.0	$73.0	$39.6	$39.6

1)	Debt as reported in balance sheet.

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

For the three and nine month periods ended September 30, 2016, the Company did not record any material impairment charges on its long-lived assets.

5 Income Taxes

The effective tax rate in the third quarter of 2016 was 26.8% compared to 34.7% in the same quarter of 2015. Discrete tax items, net in the third quarter of 2016 had a favorable impact of 1.1%. In the third quarter of 2015, discrete tax items, net had a favorable impact of 0.4%.

The effective tax rate in the first nine months of 2016 was 27.5% compared to 33.9% for the first nine months of 2015. In the first nine months of 2016, the net impact of discrete tax items caused a 0.2% decrease to the effective tax rate.  The net impact of discrete tax items in the first nine months of 2015 caused a 0.6% decrease to the effective tax rate.

For the three and nine month periods ended September 30, 2016, the tax rate has been favorably impacted by the mix of earnings in various jurisdictions compared to the same period in the prior year.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. federal income tax authorities for years prior to 2012.  With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years prior to 2009.

As of September 30, 2016, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the third quarter of 2016, the Company recorded a net increase of $2.0 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. During the third quarter of 2016, the Company recorded no adjustment to income tax reserves for unrecognized tax benefits of prior years due to the lapse of the applicable statute of limitations. Of the total unrecognized tax benefits of $34.8 million recorded at September 30, 2016, $11.2 million is classified as current tax payable and $23.6 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

6 Inventories

Inventories are stated at the lower of cost (principally FIFO) or market. The components of inventories were as follows:

	As of
	September 30, 2016	December 31, 2015
Raw materials	$400.9	$339.9
Work in progress	263.7	243.4
Finished products	238.6	217.9
Inventories	$903.2	$801.2
Inventory valuation reserve	(104.0)	(89.8)
Total inventories, net of reserve	$799.2	$711.4

7 Goodwill

	Passive Safety Segment	Electronics Segment	Total
Carrying amount December 31, 2015	$1,388.3	$278.0	$1,666.3
Acquisition	—	217.8	217.8
Effect of currency translation	2.5	4.9	7.4
Carrying amount September 30, 2016	$1,390.8	$500.7	$1,891.5

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

Three months ended September 30, 2016

The employee-related restructuring provisions and cash payments for the three months ended September 30, 2016 mainly related to headcount reductions in high-cost countries in Europe and Asia. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2016 to September 30, 2016.

	June 30, 2016	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	September 30, 2016
Restructuring employee-related	$66.5	$3.4	$(0.1)	$(11.8)	$0.4	$58.4
Other	0.1	-	-	-	(0.1)	-
Total reserve	$66.6	$3.4	$(0.1)	$(11.8)	$0.3	$58.4

Nine months ended September 30, 2016

The employee-related restructuring provisions and cash payments for the nine months ended September 30, 2016 mainly related to headcount reductions in high-cost countries in Europe and Asia. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2015 to September 30, 2016.

	December 31, 2015	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	September 30, 2016
Restructuring employee-related	$87.7	$20.6	$(0.8)	$(50.9)	$1.8	$58.4
Other	0.2	—	—	—	(0.2)	-
Total reserve	$87.9	$20.6	$(0.8)	$(50.9)	$1.6	$58.4

Three months ended September 30, 2015

The employee-related restructuring provisions and cash payments for the three months ended September 30, 2015 mainly related to headcount reductions in high-cost countries in Europe. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2015 to September 30, 2015.

	June 30, 2015	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	September 30, 2015
Restructuring employee-related	$81.9	$41.1	$(0.1)	$(12.5)	$(0.5)	$109.9
Total reserve	$81.9	$41.1	$(0.1)	$(12.5)	$(0.5)	$109.9

Nine months ended September 30, 2015

The employee-related restructuring provisions and cash payments for the nine months ended September 30, 2015 mainly related to headcount reductions in high-cost countries in Europe. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2014 to September 30, 2015.

	December 31, 2014	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	September 30, 2015
Restructuring employee-related	$79.6	$84.0	$(1.9)	$(45.1)	$(6.7)	$109.9
Other	0.2	0.3	-	(0.5)	-	-
Total reserve	$79.8	$84.3	$(1.9)	$(45.6)	$(6.7)	$109.9

9 Product-Related Liabilities

The Company has reserves for product risks. Such reserves are related to product performance issues including recall, product liability and warranty issues. For further explanation, see Note 12 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions and cash paid for the three months ended September 30, 2016 and September 30, 2015 mainly related to warranty related issues. The provisions and cash paid for the nine months ended September 30, 2016 mainly related to warranty related issues, while provisions and cash paid for the nine months ended September 30, 2015 mainly related to recall related issues.

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Reserve at beginning of the period	$68.3	$62.9	$60.8	$51.3
Change in reserve	9.9	7.9	27.2	32.8
Cash payments	(12.9)	(6.7)	(23.4)	(18.9)
Translation difference	—	(0.5)	0.7	(1.6)
Reserve at end of the period	$65.3	$63.6	$65.3	$63.6

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2016 and September 30, 2015 and are not included in the table below.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service cost	$3.7	$5.7	$14.4	$17.3
Interest cost	5.3	5.3	16.0	15.8
Expected return on plan assets	(5.0)	(5.3)	(15.3)	(16.0)
Amortization prior service credit	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of actuarial loss	1.4	2.5	4.4	7.5
Net Periodic Benefit Cost	$5.2	$8.0	$19.0	$24.1

11 Controlling and Non-Controlling Interest

	Three Months ended
	September 30, 2016			September 30, 2015
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$3,676.8	$275.6	$3,952.4	$3,325.9	$15.1	$3,341.0
Total Comprehensive Income:
Net income	137.8	(2.3)	135.5	98.9	0.2	99.1
Foreign currency translation	(5.4)	3.3	(2.1)	(75.2)	(0.4)	(75.6)
Net change in cash flow hedges	1.2	—	1.2	1.1	—	1.1
Defined benefit pension plan	0.8	—	0.8	1.7	—	1.7
Total Comprehensive Income	134.4	1.0	135.4	26.5	(0.2)	26.3
Common Stock incentives	2.7	—	2.7	3.6	—	3.6
Cash dividends declared	(51.2)	—	(51.2)	(49.3)	—	(49.3)
Investment in subsidiary by non-controlling interest	—	(2.3)	(2.3)	—	1.6	1.6
Purchase of subsidiary shares from non-controlling interests	—	-	-	—	(4.2)	(4.2)
Balance at end of period	$3,762.7	$274.3	$4,037.0	$3,306.7	$12.3	$3,319.0

	Nine Months ended
	September 30, 2016			September 30, 2015
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$3,455.6	$12.5	$3,468.1	$3,427.1	$15.0	$3,442.1
Total Comprehensive Income:
Net income	419.4	(2.0)	417.4	271.3	0.3	271.6
Foreign currency translation	23.5	13.0	36.5	(165.9)	(0.3)	(166.2)
Net change in cash flow hedges	3.9	—	3.9	0.6	—	0.6
Defined benefit pension plan	2.2	—	2.2	4.7	—	4.7
Total Comprehensive Income	449.0	11.0	460.0	110.7	0.0	110.7
Common Stock incentives	11.6	—	11.6	20.9	—	20.9
Cash dividends declared	(153.5)	—	(153.5)	(147.8)	—	(147.8)
Repurchased shares	—	—	—	(104.4)	—	(104.4)
Dividends paid to non-controlling interest on subsidiary shares	—	(1.7)	(1.7)	—	—	—
Investment in subsidiary by non-controlling interest	—	252.5	252.5	—	1.6	1.6
Purchase of subsidiary shares from non-controlling interests	—	-	-	0.2	(4.3)	(4.1)
Balance at end of period	$3,762.7	$274.3	$4,037.0	$3,306.7	$12.3	$3,319.0

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

In October 2014, one of the Company’s Brazilian subsidiaries received a notice of deficiency from the state tax authorities from the state of São Paulo, Brazil which, primarily, alleged violations of ICMS (VAT) payments and improper warehousing documentation. The aggregate assessment for all alleged violations was R$68.5 million (approximately $21.0 million), inclusive of fines, penalties and interest. The Company believes the full amount assessed is baseless and that it has reasonable legal and factual defenses to the assessment and, consequently, plans to defend its interests vigorously. However, the Company believes that a loss is probable with respect to at least a portion of the assessed amount and has accrued an amount in 2015 that was not material to the Company’s results of operations. However, the Company cannot predict or estimate the duration or ultimate outcome of this matter.

In March 2015, the Company was informed of an investigation being conducted in Turkey by the Directorate of Kocaeli Customs Custody, Smuggling and Enquiry into the Company’s import and customs payment structure and the associated import taxes and fees for the period of 2006–2012. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has made no provision for any expenses as of September 30, 2016 with respect to this investigation.

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

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for an investigation of anti-competitive behavior among suppliers of occupant safety systems. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of September 30, 2016. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

In August 2014, the Competition Commission of South Africa (the “CCSA”) contacted the Company regarding an investigation into the Company’s sales of occupant safety systems in South Africa. The Company is cooperating with the CCSA. The Company believes that a loss with respect to this investigation is probable and accrued an amount for the period ended June 30, 2016 related to this investigation. Due to further developments with respect to this investigation, the Company accrued an additional amount during the three month period ended September 30, 2016. The aggregate accrued amount remains not material to the Company’s results of operations. The Company cannot predict or estimate the duration or ultimate outcome of the CCSA investigation.

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

In September 2016, the insurer (and its affiliated entities) that opted out of the end-payor class settlement filed an antitrust lawsuit in the United States District Court for the Eastern District of Michigan, the venue for the MDL, against the Company and the other settling defendants in the end-payor class settlement. The Company has not been served with the lawsuit. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

In April 2016, the Company reached an agreement to settle with the truck and equipment dealers class for a non-material amount. The settlement is subject to court approval following notice to the class and the opportunity for class members to object to or opt-out of the settlement. A final approval hearing is scheduled for November 17, 2016.

The remaining four antitrust class action lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013; M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013; Ewert v. Autoliv, Inc. et al., filed in the Supreme Court of British Columbia on July 18, 2013; and Cindy Retallick and Jagjeet Singh Rajput v. Autoliv ASP, Inc. et al., filed in the Queen’s Bench of the Judicial Center of Regina in the province of Saskatchewan on May 14, 2014). The Canadian cases assert claims on behalf of putative classes of both direct and indirect purchasers of occupant safety systems. On October 13, 2016, the Company reached an agreement in principle with plaintiffs in three of the four class actions to settle on a nationwide class basis for an amount that is not material to the Company’s results of operations. The settlement is subject to the execution of a formal settlement agreement and court approval following notice to the class members. Once approved, this national settlement will include the claims of the putative members of the fourth class action. The Company accrued amounts during the three month periods ended March 31, 2016 and June 30, 2016 and an additional amount during the three month period ended September 30, 2016 in connection with these claims.

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

On June 29, 2016, the Company announced that it is cooperating with Toyota Motor Corp. in its recall of approximately 1.4 million vehicles equipped with a certain model of the Company’s side curtain airbag (the “Toyota Recall”). Toyota has informed the Company that there have been eight reported incidents where a side curtain airbag has partially inflated without a deployment signal from the airbag control unit. The incidents have all occurred in parked, unoccupied vehicles and no personal injuries have been reported. The root cause analysis of the issue is ongoing.  However, at this point in time the Company believes that a compromised manufacturing process at a sub-supplier may be a contributing factor and, as no incidents have been reported in vehicles produced by other OEMs with the same inflator produced during the same period as those recalled by Toyota, that vehicle-specific characteristics may also contribute to the issue. The sub-supplier’s manufacturing process was changed in January 2012, and the vehicles now recalled by Toyota represent more than half of all inflators of the relevant type manufactured before the sub-supplier process was changed.

As previously disclosed in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016, the Company determined pursuant to ASC 450 that a loss with respect to this issue is reasonably possible. If the Company is obligated to indemnify Toyota for the costs associated with the Toyota Recall, the Company expects that its insurance will generally cover such costs and liabilities and estimates that the Company’s loss, net of expected insurance recoveries, would be less than $20 million.  However, the ultimate costs of the Toyota Recall could be materially different. The main variables affecting the ultimate cost for the Company are: the determination of proportionate responsibility (if any) among Toyota, the Company, and any relevant sub-suppliers; the ultimate number of vehicles repaired; the cost of repair per vehicle; and the actual recoveries from sub-suppliers and insurers. The Company’s insurance policies generally include coverage of the costs of a recall, although costs related to replacement parts are generally not covered.

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

The table in Note 9 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and nine month periods ended September 30, 2016 and September 30, 2015.

13 Stock Incentive Plan

As a result of an initiative to more closely link the Company’s stock incentive program to the Company’s financial performance, the Compensation Committee of the Board of Directors approved a new long-term equity incentive program, pursuant to which performance shares will replace stock options. The first grants under the new long-term incentive (LTI) program were made in February 2016.

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

The fair value of the restricted stock units and performance shares granted under the LTI program are calculated as the grant date fair value of the shares expected to be issued. The grant date fair value for the restricted stock units at February 15, 2016 and May 9, 2016 was $7.0 million and $0.2 million, respectively. This cost will be amortized straight line over the vesting periods. The grant date fair value of the performance shares at February 15, 2016 and May 9, 2016 was $6.9 million and $0.2 million, respectively, and is based upon the market value of the Autoliv common stock at the grant date. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management's estimate of the number of units expected to vest. Management evaluates its estimate of the actual number of shares expected to be issued at the end of the program on a quarterly basis. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to compensation expense, if necessary.

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

For the three and nine months ended September 30, 2016, approximately 0.2 million shares of common stock, respectively, were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future. For the three and nine months ended September 30, 2015, approximately 0.2 million shares of common stock were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the three months ended September 30, 2016 and September 30, 2015, approximately 7 thousand and 24 thousand shares of common stock, respectively, from the treasury stock have been utilized by the Company’s Stock Incentive Plan. During the nine months ended September 30, 2016 and September 30, 2015, approximately 0.1 million and 0.3 million shares of common stock, respectively, from the treasury stock have been utilized by the Company’s Stock Incentive Plan.

Actual weighted average shares used in calculating EPS were:

(In millions)	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Weighted average shares basic	88.2	88.1	88.2	88.2
Effect of dilutive securities: stock options/share awards	0.3	0.2	0.2	0.2
Weighted average shares diluted	88.5	88.3	88.4	88.4

15 Segment Information

The Company currently reports its results in two segments, Passive Safety and Electronics. Passive Safety includes the Company’s airbag, seatbelt and steering wheel businesses, while Electronics combines all of the Company’s electronics resources and expertise in passive safety electronics, active safety electronics and brake control systems. The fair value of the net assets acquired as part of the ANBS acquisition (as of March 31, 2016) is being reported in the Electronics segment.

	Three months ended		Nine months ended
Net sales, including Intersegment Sales (Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Passive Safety	$1,898.7	$1,797.2	$5,883.5	$5,552.9
Electronics	577.4	397.1	1,631.5	1,125.4
Total segment sales	$2,476.1	$2,194.3	$7,515.0	$6,678.3
Corporate and other	1.1	3.9	3.1	11.1
Intersegment sales	(15.9)	(13.7)	(48.3)	(39.3)
Total net sales	$2,461.3	$2,184.5	$7,469.8	$6,650.1

	Three months ended		Nine months ended
Income before Income Taxes (Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Passive Safety	$190.8	$145.8	$589.2	$404.7
Electronics	5.0	11.4	31.7	32.2
Segment operating income	$195.8	$157.2	$620.9	$436.9
Corporate and other	(4.7)	0.6	(11.9)	9.6
Interest and other non-operating expenses, net	(6.5)	(6.6)	(34.4)	(39.2)
Income from equity method investments	0.5	0.6	1.2	3.5
Income before income taxes	$185.1	$151.8	$575.8	$410.8

	Three months ended		Nine months ended
Capital Expenditures (Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Passive Safety	$96.2	$84.2	$269.5	$306.5
Electronics	22.8	12.4	66.8	37.1
Corporate and other	1.1	1.1	7.3	4.1
Total capital expenditures	$120.1	$97.7	$343.6	$347.7

	Three months ended		Nine months ended
Depreciation and Amortization (Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Passive Safety	$69.2	$67.1	$206.8	$192.6
Electronics	26.2	11.8	66.0	33.6
Corporate and other	2.2	1.2	6.6	3.4
Total depreciation and amortization	$97.6	$80.1	$279.4	$229.6

	As of
Segment Assets (Dollars in millions)	September 30, 2016	December 31, 2015
Passive Safety	$5,782.7	$5,539.3
Electronics	1,712.6	966.5
Segment assets	$7,495.3	$6,505.8
Corporate and other1)	805.9	1,019.7
Total assets	$8,301.2	$7,525.5

1)	Corporate and other assets mainly consist of cash and cash equivalents, income taxes and equity method investments.

16 Subsequent Events

There were no reportable events subsequent to September 30, 2016.

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

Autoliv, Inc. (“Autoliv” or the “Company”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. It was created in 1997 from the merger of Autoliv AB (“AAB”) and the automotive safety products business of Morton International, Inc. The Company functions as a holding corporation and owns two principal subsidiaries, AAB and Autoliv ASP, Inc.

Autoliv is a leading developer, manufacturer and supplier of automotive safety systems to the automotive industry with a broad range of product offerings, including passive safety systems and active safety systems. Passive safety systems are primarily meant to improve vehicle safety. Passive safety products include modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, whiplash protection systems and child seats, and components for such systems. Active safety systems are designed to assist the driver and ultimately to avoid any crashes by intervening before a collision can occur. Active safety products include automotive radars, night vision systems, cameras with driver assist systems, positioning systems, passive safety electronics, active seatbelts and brake control systems.

Autoliv’s filings with the SEC, including this Quarterly Report on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, proxy statements and all of our other reports and statements, and amendments thereto, are available free of charge on our corporate website at www.autoliv.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC (i.e. generally the same day as the filing).

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

EXECUTIVE OVERVIEW

The third quarter developed slightly better than the Company’s expectations. Growth was in line with the Company’s guidance and operating margin was higher than expected with strong growth in Europe and China.

Regionally, the light vehicle production growth in China was stronger than expected. Future growth depends, to some extent, on the continuation of government incentives currently in place, but the Company believes in the long term growth prospects in China. In the U.S. market the monthly vehicle sales figures continue to indicate a slowdown in the market, while Europe continues to see high vehicle production levels. Autoliv currently has a healthy product mix in Europe and it outperformed the European vehicle production growth in the quarter by double digit levels.

In active safety the Company is now starting to see the lower growth rates that it has indicated for some time. This is due to the ramp down of GPS modules and internally developed brake control products. After the launch of the Company’s new active safety products in the beginning of 2016, it has won significant new business. However some of that business has a later expected start of production and additionally some of the business opportunities have not materialized as previously anticipated. Therefore, the Company expects to reach its end of decade sales target in Active Safety about one year later than earlier communicated.

The Company continues to have a positive situation in its passive safety business. The historically high order intake continued and the Company is gaining future market share beyond its previous expectations. The Company was able to achieve double digit operating margin in passive safety while deploying additional engineering and other resources to meet this wave of growth that are expected to come from 2018 and onwards.

The combined effect of the developments in active and passive safety is further increasing the Company’s confidence that it is on the right path to surpass its $12 billion corporate sales target for the end of the decade. This will allow the Company to grow its sustainable market share and further strengthen its technology and market leadership. The Company also continues to monitor the overall macro- and industry situation and is ready to take necessary actions while focusing on executing on its growth strategy with a relentless focus on quality.

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see "Organic sales", "Operating working capital", "Net debt" and “Leverage ratio”. Management believes that these non-U.S. GAAP financial measures provide supplemental information to investors regarding the performance of the Company’s business and assist investors in analyzing trends in the Company's business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as substitutes for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to the most directly comparable U.S. GAAP financial measures. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

RESULTS OF OPERATIONS

Overview

The following table shows some of the key ratios management uses internally to analyze the Company's current and future financial performance and core operations as well as to identify trends in the Company’s financial conditions and results of operations. We have provided this information to investors to assist in meaningful comparisons of past and present operating results and to assist in highlighting the results of ongoing core operations. These ratios are more fully explained below and should be read in conjunction with the consolidated financial statements in our Annual Report on Form 10-K and the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of September 30		Nine Months ended or as of September 30
	2016	2015	2016	2015

Total parent shareholders’ equity per share	$42.66	$37.53	$42.66	$37.53
Operating working capital 1)	$657	$623	$657	$623
Capital employed 6)	$4,397	$3,684	$4,397	$3,684
Net debt1)	$360	$365	$360	$365
Net debt to capitalization, % 11)	8	10	8	10

Gross margin, % 2)	20.1	20.1	20.4	19.9
Operating margin, % 3)	7.8	7.2	8.2	6.7

Return on total equity, % 7)	13.6	11.9	14.5	10.9
Return on capital employed, % 8)	17.4	17.4	19.5	16.8

No. of employees at period-end 9)	59,930	53,371	59,930	53,371
Headcount at period-end 10)	68,778	61,813	68,778	61,813
Days receivables outstanding 4)	74	71	73	71
Days inventory outstanding 5)	34	33	33	33

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”
2)	Gross profit relative to sales
3)	Operating income relative to sales
4)	Outstanding receivables relative to average daily sales
5)	Outstanding inventory relative to average daily sales
6)	Total equity and net debt
7)	Net income relative to average total equity
8)	Operating income and income from equity method investments, relative to average capital employed
9)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
10)	Employees plus temporary, hourly workers
11)	Net debt in relation to capital employed

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2015

Market overview

Light Vehicle Production Development

Change vs. same quarter last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	23.7%	1.5%	(2.0)%	0.2%	(1.7)%	5.5%

1)	Source: IHS October 17, 2016.

During the three month period from July to September 2016, global LVP is estimated by IHS to have grown by close to 6% compared to the same quarter in 2015. This was in line with IHS's expectation at the beginning of the quarter.

In China, which accounts for around 16% of Autoliv’s sales, LVP grew by close to 24%, more than 7pp better than the July estimate.

In Japan, which accounts for around 9% of Autoliv’s sales, LVP increased by close to 2%, less than 1pp better than the July estimate.

In the RoA, which represents around 9% of Autoliv’s sales, LVP declined by 2%, close to 2pp worse than the July estimate.

In the Americas, which accounts for more than one third of Autoliv’s sales, LVP was flat, which was close to 3pp worse than in the July estimate. In North America, LVP increased by more than 2%, which was less than 2pp worse than the July estimate. In South America, the decline was close to 11%, close to 8pp worse than the decline expected in IHS’s July estimate.

In Europe, where Autoliv currently generates close to one third of its sales, LVP declined by close to 2%, which was close to 2pp worse than IHS’s July estimate. In Western Europe, LVP declined by close to 2%, more than 2pp worse than the July estimate. In Eastern Europe, LVP declined by close to 2%, which was in line with the July estimate.

Consolidated Sales

The Company has substantial operations outside the U.S. and at the present time approximately 73% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the U.S. sensitive to changes in U.S. dollar exchange rates when translated. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestitures and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited condensed consolidated financial statements.

Sales by Product

Change vs. same quarter last year
	Sales (MUSD)	Reported (U.S. GAAP)	Acquisitions/ Divestitures	Currency effects1)	Organic change3)
Airbags2)	$1,268.3	5.3%	—	0.2%	5.1%
Seatbelts2)	631.3	5.8%	—	(1.0)%	6.8%
Passive Safety Electronics	240.0	9.4%	—	1.4%	8.0%
Active Safety Products	183.2	11.6%	3.4%	(0.4)%	8.6%
Brake Control Systems	138.5	100.0%	100.0%	—	—
Total	$2,461.3	12.7%	6.6%	(0.0)%	6.1%

1)	Effects from currency translations. 2) Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation table below.

Consolidated sales increased by close to 13% to $2,461 million compared to $2,185 million in the same quarter of 2015. Excluding negative currency translation effects of less than $1 million and effects from M&A activities, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) was 6.1%, compared to the organic sales growth (Non-U.S. GAAP measure) of “around 6%” expected at the beginning of the quarter. The organic sales growth (Non-U.S. GAAP measure) was negatively impacted by a strike at a customer in South Korea.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2016

(Dollars in millions)

	Airbag Products2)		Seatbelt Products2)		Passive Safety Electronics		Active Safety		Brake Control		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	5.1	$61.3	6.8	$40.6	8.0	$17.5	8.6	$14.1	—	$—	6.1	$133.5
Currency effects1)	0.2	2.8	(1.0)	(6.1)	1.4	3.2	(0.4)	(0.7)	—	—	0.0	(0.8)
Acquisitions/divestitures	—	—	—	—	—	—	3.4	5.6	100.0	138.5	6.6	144.1
Reported change	5.3	$64.1	5.8	$34.5	9.4	$20.7	11.6	$19.0	100.0	$138.5	12.7	$276.8

1)	Effects from currency translations. 2) Including Corporate and other sales.

The organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) of airbag products (including steering wheels) was mainly driven by steering wheels in Europe and inflatable curtains in Japan and China.

The organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) in seatbelt products was a result of strong sales growth in China and Europe, partly offset by South Korea. The trend of higher sales for more advanced and higher value-added seatbelt systems continued globally.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) for passive safety electronics products (mainly airbag control modules and remote sensing units) grew significantly in China, with both local and global OEMs.

The organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) for active safety products (automotive radars, night vision systems, cameras with driver assist systems and positioning systems) was driven by sales of radar and camera systems in Europe, particularly to Mercedes and BMW. This was partly offset by lower sales in North America as a result of model transitions and unfavorable mix on slow-selling models.

Sales of Brake control systems were in line with expectations from the beginning of the quarter.

Sales by Region

Change vs. same quarter last year

		Sales (MUSD)	Reported (U.S. GAAP)	Acquisitions/ Divestitures	Currency effects1)	Organic change2)
Asia		$897.6	25.9%	13.8%	2.9%	9.2%
Whereof:	China	$420.9	26.8%	11.2%	(5.4)%	21.0%
	Japan	$266.5	55.5%	35.5%	18.8%	1.2%
	Rest of Asia	$210.2	0.2%	—	3.2%	(3.0)%
Americas		$847.0	4.6%	5.7%	(2.5)%	1.4%
Europe		$716.7	8.4%	—	(0.1)%	8.5%
Global		$2,461.3	12.7%	6.6%	0.0%	6.1%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2016

(Dollars in millions)

	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	21.0	$69.7	1.2	$2.1	(3.0)	$(6.4)	1.4	$11.7	8.5	$56.4	6.1	$133.5
Currency effects1)	(5.4)	(18.0)	18.8	32.2	3.2	6.9	(2.5)	(20.7)	(0.1)	(1.2)	0.0	(0.8)
Acquisitions/divestitures	11.2	37.3	35.5	60.8	—	—	5.7	46.0	—	—	6.6	144.1
Reported change	26.8	$89.0	55.5	$95.1	0.2	$0.5	4.6	$37.0	8.4	$55.2	12.7	$276.8

1)	Effects from currency translations.

The organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) of 6.1% in the quarter was mainly a result of strong growth in China and Europe, where organic sales (Non-U.S. GAAP measure, see reconciliation table above) grew by 21% and close to 9% respectively. This was a result of a combination of high content on well performing models and the ramp up of new launches.

Sales from Autoliv’s companies in China grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 21% in the quarter. The growth in the quarter was driven by both global and local OEMs, particularly models from VW, Hyundai/Kia and Great Wall’s Haval brand. Sales growth was also supported by strong year-over-year growth in the LVP.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in Japan increased by more than 1% in the quarter. The sales increase was mainly due to positive model transitions and ramp ups with models from Toyota. Nissan also contributed to the growth. Lower sales of replacement inflators partly offset the organic growth (Non-U.S. GAAP measure).

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in the Rest of Asia (RoA) declined by 3% in the quarter. This decline was driven by lower sales in South Korea, primarily driven by lower than expected LVP due to a strike at Hyundai/Kia. Strong organic sales growth (Non-U.S. GAAP measure) in India was mainly driven by strong sales for models launched in 2015, particularly from Hyundai and Suzuki.

In the Americas, both North and South America saw organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) for the quarter. In North America, the organic sales growth of more than 1% was mainly driven by sales increases for models from Honda, FCA and Hyundai/Kia. Replacement inflators also contributed to the growth. Sales in South America (Brazil) increased by close to 8%, particularly driven by models from FCA, PSA and Renault.

The strong organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) of close to 9% in the quarter from Autoliv’s companies in Europe was driven by increased sales to Mercedes, particularly the new E-Class with high active safety content as well as models from Hyundai/Kia and Renault.

Earnings

(Dollars in millions, except per share data)	Three months ended September 30, 2016	Three months ended September 30, 2015	Change
Net Sales	$2,461.3	$2,184.5	12.7%
Gross profit	$495.3	$440.1	12.5%
% of sales	20.1%	20.1%	0.0	pp
S,G&A	$(116.5)	$(101.3)	15.0%
% of sales	(4.7)%	(4.6)%	(0.1	)pp
R,D&E net	$(165.5)	$(130.4)	26.9%
% of sales	(6.7)%	(6.0)%	(0.7)pp
Operating income	$191.1	$157.8	21.1%
% of sales	7.8%	7.2%	0.6	pp
Income before taxes	$185.1	$151.8	21.9%
Tax rate	26.8%	34.7%	(7.9	)pp
Net income	$135.5	$99.1	36.7%
Net income attributable to controlling interest	$137.8	$98.9	39.3%
Earnings per share, diluted1)	$1.56	$1.12	39.3%

1)	Assuming dilution and net of treasury shares.

The gross profit for the third quarter of 2016 was $495 million, which was $55 million higher than in the same quarter of 2015, as a result of higher sales. The gross margin was unchanged at 20.1% compared to the same quarter of 2015. Favorable effects from currencies and raw material savings were offset by costs related to investments for capacity and growth.

Selling, General and Administrative (S,G&A) expenses increased by $15 million.

Research, Development & Engineering (R,D&E) expenses, net, in support of future growth, increased by $35 million compared to the same quarter in the prior year.

Operating income increased by $33 million to $191 million, or 7.8% of sales, compared to 7.2% of sales in the same quarter of 2015, when costs related to capacity alignments of $42 million negatively affected the operating margin.

Costs of $3 million related to capacity alignments and $5 million related to antitrust matters reduced operating margin by 0.3pp in the third quarter, compared to 2.2pp in the same quarter of 2015. The decrease was primarily driven by higher investments for growth.

Income before taxes increased by $33 million from the third quarter of 2015. Net Income attributable to controlling interest was $138 million, an increase of $39 million from the third quarter of 2015.

The effective tax rate in the third quarter of 2016 was 26.8% compared to 34.7% in the same quarter of 2015. Discrete items, net decreased the tax rate in the quarter by 1.1pp. In the third quarter of 2015, discrete tax items, net had a favorable impact of 0.4pp.

Earnings per share (EPS) assuming dilution was $1.56 compared to $1.12 for the same period one year ago. The EPS was positively affected by 34 cents from lower costs related to capacity alignment and 15 cents from a lower underlying tax rate.

The weighted average number of shares outstanding assuming dilution was 88.5 million compared to 88.3 million in the third quarter of 2015.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2015

Market overview

Light Vehicle Production Development

Year over year change
	China	Japan	RoA	Americas	Europe	Total
LVP1)	11.4%	(1.4)%	(0.1)%	(0.6)%	2.6%	3.4%

1)	Source: IHS October 17, 2016.

For the first nine months of 2016, global LVP is estimated by IHS to have increased by more than 3% compared to the first nine months of 2015. This was essentially flat compared to IHS’s expectation from the beginning of the year.

In China, which accounts for around 16% of Autoliv’s sales, LVP grew by more than 11%, an increase of close to 3pp compared to the January 2016 estimate.

In Japan, which accounts for around 9% of Autoliv’s sales, LVP declined by more than 1%, more than 3pp worse compared to the January 2016 estimate.

In the RoA, which accounts for around 9% of Autoliv’s sales, LVP was essentially flat, close to 2pp worse compared to the expectation from the beginning of 2016.

In the Americas, which makes up more than one third of Autoliv’s sales, LVP decreased by less than 1%, a decrease of 3pp compared to IHS’s growth expectation of more than 2% from the beginning of the year. In North America, the increase was more than 2% compared to the more than 5% expected at the beginning of the year. In South America, the decrease was more than 16%, close to 5pp worse than the January 2016 estimate.

In Europe, where Autoliv currently generates close to one third of its sales, LVP grew by close to 3% which was 1pp better than IHS’s estimate in January 2016. In Western Europe, LVP grew by close to 5%, close to 2pp better than estimated at the beginning of the year. In Eastern Europe, LVP decreased by more than 1%, less than 1pp worse than the January 2016 estimate.

Consolidated Sales

The Company has substantial operations outside the U.S. and at the present time approximately 73% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the U.S. sensitive to changes in U.S. dollar exchange rates when translated. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestitures and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliation below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited condensed consolidated financial statements.

Sales by Product

Year over year change
	Sales (MUSD)	Reported (U.S. GAAP)	Acquisitions/ Divestitures	Currency effects1)	Organic change3)
Airbags2)	$3,907.7	7.1%	—	(1.7)%	8.8%
Seatbelts2)	1,977.2	3.3%	—	(2.7)%	6.0%
Passive Safety Electronics	753.4	13.5%	—	(0.4)%	13.9%
Active Safety Products	559.6	32.4%	8.3%	0.0%	24.1%
Brake Control Systems	271.9	100.0%	100.0%	—	—
Total	$7,469.8	12.3%	4.6%	(1.8)%	9.5%

1)	Effects from currency translations. 2) Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation table below.

For the first nine months of 2016 consolidated sales increased to $7,470 million from $6,650 million for the same period in 2015. Excluding negative currency effects of close to 2% and acquisition effects from ANBS and MACOM of close to 5%, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) was close to 10%. All parts of the Company, except South America and South Korea, showed organic sales growth (Non-U.S. GAAP measure) for the first nine months.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2016

(Dollars in millions)

	Airbag Products2)		Seatbelt Products2)		Passive Safety Electronics		Active Safety		Brake Control		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	8.8	$320.7	6.0	$115.4	13.9	$92.4	24.1	$102.0	—	$—	9.5	$630.5
Currency effects1)	(1.7)	(62.3)	(2.7)	(52.4)	(0.4)	(2.9)	0.0	(0.1)	—	—	(1.8)	(117.7)
Acquisitions/divestitures	—	—	—	—	—	—	8.3	35.0	100.0	271.9	4.6	306.9
Reported change	7.1	$258.4	3.3	$63.0	13.5	$89.5	32.4	$136.9	100.0	$271.9	12.3	$819.7

1)	Effects from currency translations. 2) Including Corporate and other sales.

Sales of airbag products (including steering wheels) were favorably impacted by higher sales of inflatable curtains, steering wheels and replacement inflators.

Sales of seatbelt products were particularly strong in Europe. The global trend towards more advanced and higher value-added seatbelt systems continued globally.

The growth in organic sales (Non-U.S. GAAP measure, see reconciliation table above) for passive safety electronics products (mainly airbag control modules and remote sensing units) was due to growth across most regions, particularly in China and North America.

The strong increase in sales of active safety products (automotive radars, night vision systems, cameras with driver assist systems and positioning systems) resulted from growth particularly for radar related products primarily as a result of Mercedes’ increased demand for driving assistance. Sales of camera systems to BMW also contributed.

Sales of Brake control systems were in line with our expectations from the start of operations of ANBS in the beginning of the second quarter of 2016.

Sales by Region

Year over year change
		Sales (MUSD)	Reported (U.S. GAAP)	Acquisitions/ Divestitures	Currency effects1)	Organic change2)
Asia		$2,578.0	17.6%	8.6%	(0.9)%	9.9%
Whereof:	China	$1,228.1	16.7%	7.1%	(5.1)%	14.7%
	Japan	$694.6	45.3%	23.7%	12.0%	9.6%
	Rest of Asia	$655.3	(1.1)%	—	(3.6)%	2.5%
Americas		$2,549.3	7.1%	5.0%	(3.7)%	5.8%
Europe		$2,342.5	12.8%	—	(0.4)%	13.2%
Global		$7,469.8	12.3%	4.6%	(1.8)%	9.5%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2016

(Dollars in millions)

	China		Japan		RoA		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Organic change	14.7	$154.8	9.6	$46.1	2.5	$16.7	5.8	$137.7	13.2	$275.2	9.5	$630.5
Currency effects1)	(5.1)	(53.2)	12.0	57.2	(3.6)	(24.0)	(3.7)	(87.6)	(0.4)	(10.1)	(1.8)	(117.7)
Acquisitions/divestitures	7.1	74.4	23.7	113.3	—	—	5.0	119.2	—	—	4.6	306.9
Reported change	16.7	$176.0	45.3	$216.6	(1.1)	$(7.3)	7.1	$169.3	12.8	$265.1	12.3	$819.7

1)	Effects from currency translations.

For the first nine months of 2016, sales in the Americas represent 34% of total sales, Asia (China, Japan, RoA) 35% and Europe 31%. Sales continue to be balanced across the regions. Growth was particularly strong in Europe and China.

Sales from Autoliv’s companies in China increased organically (Non-U.S. GAAP measure, see reconciliation table above) by close to 15%, particularly driven by Asian and local OEMs.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in Japan increased by close to 10%. The increase was primarily driven by models from Toyota, partly offset by lower replacement inflator business.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in the RoA grew by close to 3%. The growth was primarily driven by strong sales growth in India and Thailand, partly offset by lower organic sales (Non-U.S. GAAP measure) in South Korea.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in the Americas increased by close to 6% and were positively impacted by sales growth in North America primarily driven by sales to Honda, Mercedes, Ford and Nissan. Sales of replacement inflators also contributed.

Organic sales (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in Europe increased by more than 13%. Models from Hyundai/Kia, Renault, Mercedes, BMW and VW were the largest growth contributors.

Earnings

(Dollars in millions, except per share data)	Nine months ended September 30, 2016	Nine months ended September 30, 2015	Change
Net Sales	$7,469.8	$6,650.1	12.3%
Gross profit	$1,522.8	$1,323.4	15.1%
% of sales	20.4%	19.9%	0.5	pp
S,G&A	$(349.9)	$(303.1)	15.4%
% of sales	(4.7)%	(4.6)%	(0.1	)pp
R,D&E net	$(500.7)	$(397.2)	26.1%
% of sales	(6.7)%	(6.0)%	(0.7	)pp
Operating income	$609.0	$446.5	36.4%
% of sales	8.2%	6.7%	1.5	pp
Income before taxes	$575.8	$410.8	40.2%
Tax rate	27.5%	33.9%	(6.4	)pp
Net income	$417.4	$271.6	53.7%
Net income attributable to controlling interest	$419.4	$271.3	54.6%
Earnings per share, diluted1)	$4.74	$3.07	54.4%

1)	Assuming dilution and net of treasury shares.

Gross profit for the first nine months of 2016 increased by $199 million, primarily as a result of the higher sales. Gross margin increased by 0.5pp compared to the same period in 2015, mainly as a result of higher organic sales (Non-U.S. GAAP measure), favorable currency effects and raw material savings, partly offset by costs related to investments for capacity and growth.

Selling, General and Administrative (S,G&A) expenses increased by $47 million.

R,D&E expenses, net increased by $104 million compared to the same period in the prior year.

Operating income increased by $163 million to $609 million. Operating margin was 8.2% for the first nine months of the year, an increase of 1.5pp compared to the same period in the prior year. In 2015 the operating margin was negatively affected by high costs related to the ongoing capacity alignments and for settlements of antitrust related matters.

Income before taxes increased by $165 million to $576 million, $2 million more than the increase in operating income.

Net income attributable to controlling interest amounted to $419 million compared to $271 million for the first nine months of 2015. Income tax expense was $158 million compared to $139 million in the same period of 2015. The effective tax rate was 27.5% compared to 33.9% for the same nine month period last year. The tax rate was favorably impacted by the geographical mix of earnings compared to the previous year.

EPS assuming dilution amounted to $4.74 compared to $3.07 for the same period of 2015. EPS assuming dilution was positively affected by lower capacity alignment and legal costs by $1.21, higher operating income by 28 cents and 44 cents by lower underlying tax rate. These positive effects were partly offset by negative currency translation effects of 8 cents.

The weighted average number of shares outstanding assuming dilution was unchanged at 88.4 million compared to the full year 2015.

LIQUIDITY AND SOURCES OF CAPITAL

As previously announced, the Company has during the quarter refinanced its existing $1.1 billion multi-currency revolving credit facility agreement with a group of fourteen banks. The facility has a five-year maturity, with extension options for up to two more years.

Cash flow from operations amounted to $271 million compared to $191 million in the same quarter of 2015. The increase was primarily related to higher net income as well as favorable timing effects from working capital. Operations in the first nine months of 2016 generated $574 million in cash, $145 million more than in the same period in 2015. The increase mainly relates to higher net income, slightly offset by unfavorable timing effects of working capital.

Cash flow from operations, less net cash used in investing activities was $153 million compared to negative $34 million during the same quarter of 2015, a difference of $187 million, mainly due to the acquisition of MACOM in Q3, 2015. Cash flow from operations, less net cash used in investing activities was $7 million, this compares to negative $43 million for the same nine months period in 2015.

Capital expenditures, net, of $118 million were $21 million more than depreciation and amortization expense in the quarter and $22 million more than capital expenditures during the third quarter of 2015. Capital expenditures net, amounted to $340 million and depreciation and amortization totaled $279 million compared to $334 million and $230 million, respectively, for the same nine months period in 2015.

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

Reconciliation of “Operating working capital” to U.S. GAAP financial measure

(Dollars in millions)

	September 30, 2016	December 31, 2015
Total current assets	$4,145.3	$4,038.3
Total current liabilities	(2,426.0)	(2,226.4)
Working capital	1,719.3	1,811.9
Cash and cash equivalents	(1,182.6)	(1,333.5)
Short-term debt	73.0	39.6
Derivative (asset) and liability, current	(3.7)	2.4
Dividends payable	51.2	49.3
Operating working capital	$657.2	$569.7

During the quarter working capital decreased to 17% of sales from 19% of sales on September 30, 2015 and operating working capital (Non-U.S. GAAP measure, see reconciliation table above) was 6.6% of sales, down 0.3pp compared to September 30, 2015. The Company targets that operating working capital (Non-U.S. GAAP measure) in relation to the last 12-month sales should not exceed 10%.

Accounts receivable decreased in relation to sales to 74 days outstanding from 75 days outstanding on June 30, 2016 but increased from 71 days outstanding on September 30, 2015. Days inventory outstanding was 34 days, up from 30 days on June 30, 2016 and from 33 days on September 30, 2015.

As part of efficiently managing the Company's overall cost of funds, we routinely enter into "debt-related derivatives" (DRD) as part of our debt management. Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company's debt. DRD are fair value adjustments to the carrying value of the underlying debt. Included in the DRD is also the unamortized fair value adjustment related to a discontinued fair value hedge which will be amortized over the remaining life of the debt. By adjusting for DRD, the total financial liability of net debt is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of “Net debt” to U.S. GAAP financial measure

(Dollars in millions)

	September 30, 2016	June 30, 2016	December 31, 2015
Short-term debt	$73.0	$95.4	$39.6
Long-term debt	1,471.8	1,460.0	1,499.4
Total debt	1,544.8	1,555.4	1,539.0
Cash and cash equivalents	(1,182.6)	(1,113.1)	(1,333.5)
Debt-related derivatives	(2.6)	(4.5)	(3.9)
Net debt	$359.6	$437.8	$201.6

The Company’s gross interest-bearing debt decreased by $11 million during the quarter to $1,545 million at September 30, 2016 and its net debt position (Non-U.S. GAAP measure, see reconciliation table above) decreased by $78 million during the quarter to $360 million at September 30, 2016. During the nine months period ended September 30, 2016, Autoliv’s gross interest bearing debt increased by $6 million to $1,545 million compared to December 31, 2015 and its net debt increased during the nine months period ended September 30, 2016, by $158 million to $360 million compared to December 31, 2015.

The non-U.S. GAAP measure net debt is also used in the non-U.S. GAAP measure “Leverage ratio”. Management uses this measure to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. For details on leverage ratio refer to the table.

Calculation of “Leverage ratio”

(Dollars in millions)

	September 30, 2016	December 31, 2015
Net debt1)	$359.6	$201.6
Pension liabilities	216.2	197.0
Debt per the Policy	$575.8	$398.6
Income before income taxes 2)	$840.7	$675.7
Plus: Interest expense, net 2,3)	58.2	62.4
Depreciation and amortization of intangibles 2,4)	368.9	319.1
EBITDA per the Policy	$1,267.8	$1,057.2
Leverage ratio	0.5	0.4

1)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.
4)	Including impairment write-offs, if any.

Autoliv’s policy is to maintain a leverage ratio (Non-U.S. GAAP measure, see calculation above) commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (Non-U.S. GAAP measure, see reconciliation table above) adjusted for pension liabilities in relation to EBITDA (earnings before interest, taxes, depreciation and amortization). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of September 30, 2016 the Company had a leverage ratio of 0.5x.

For the first nine months, total equity increased by $569 million to $4,037 million due to $417 million from net income, $253 million from the recognition of a minority interest in ANBS, $37 million from positive currency translation effects and $12 million from common stock incentives. These effects were partly offset by $155 million for dividends.

Total parent shareholders’ equity was $3,763 million corresponding to $42.66 per share.

Headcount

	September 30, 2016	June 30, 2016	September 30, 2015
Headcount	68,778	67,465	61,813
Whereof: Direct workers in manufacturing	68%	69%	71%
Best Cost Countries	74%	74%	74%
Temporary personnel	13%	11%	14%

Compared to June 30, 2016 total headcount (permanent employees and temporary personnel) increased by more than 1,300 people. This was primarily driven by the organic sales growth (Non-U.S. GAAP measure) and the continued hiring of engineers, in both our passive and active safety businesses.

SEGMENT DATA

The Company reports its results in two segments, Passive Safety and Electronics. Passive Safety includes Autoliv's airbag, seatbelt and steering wheel businesses, while Electronics combines all of Autoliv's electronics resources and expertise in passive safety electronics, active safety and brake control systems into one organization. Corporate sales and income, capital expenditures and depreciation and amortization for the reportable segments can be found in Note 15 Segment Information to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Passive Safety

(Dollars in millions)	Three months ended September 30, 2016	Three months ended September 30, 2015	Change	Organic change1)
Segment sales	$1,898.7	$1,797.2	5.6%	5.8%
Segment operating income	$190.8	$145.8	30.9%
Segment operating margin	10.0%	8.1%	1.9pp

1)	Non-U.S. GAAP measure, see reconciliation table below.

Consolidated sales increased by close to 6% to $1,899 million compared to $1,797 million in the same quarter of 2015. Excluding negative currency translation effects of $3 million, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) was also close to 6%. All areas except South Korea showed organic growth (Non-U.S. GAAP measure) in the quarter. The higher operating margin was primarily a result of high capacity alignment costs in the third quarter of 2015.

(Dollars in millions)	Nine months ended September 30, 2016	Nine months ended September 30, 2015	Change	Organic change1)
Segment sales	$5,883.5	$5,552.9	6.0%	8.0%
Segment operating income	$589.2	$404.7	45.6%
Segment operating margin	10.0%	7.3%	2.7pp

1)	Non-U.S. GAAP measure, see reconciliation table below.

During the nine months period consolidated sales increased by 6% to $5,884 million compared to $5,553 million in the same period of 2015. Excluding negative currency translation effects of $115 million, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) was 8%. The organic sales growth (Non-U.S. GAAP measure) was primarily driven by higher sales in Europe, China, North America and Japan. In the first nine months of 2015 the reported operating margin for the segment was negatively affected by the antitrust related settlement costs and restructuring costs, primarily related to the on-going European capacity alignment program.

Electronics

(Dollars in millions)	Three months ended September 30, 2016	Three months ended September 30, 2015	Change	Organic change1)
Segment sales	$577.4	$397.1	45.4%	8.0%
Segment operating income	$5.0	$11.4	(56.1)%
Segment operating margin	0.9%	2.9%	(2.0)pp

1)	Non-U.S. GAAP measure, see reconciliation table below.

Consolidated sales were significantly higher compared to the same quarter of 2015, primarily due to the inclusion of ANBS. The organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) in Electronics was 8%. The consolidated sales growth was mainly affected by $140 million from the ANBS joint venture. The lower operating margin was mainly a result of costs relating to the formation of ANBS.

(Dollars in millions)	Nine months ended September 30, 2016	Nine months ended September 30, 2015	Change	Organic change1)
Segment sales	$1,631.5	$1,125.4	45.0%	17.5%
Segment operating income	$31.7	$32.2	(1.6)%
Segment operating margin	1.9%	2.9%	(1.0)pp

1)	Non-U.S. GAAP measure, see reconciliation table below.

During the nine months period consolidated sales increased by 45% compared to the same period of 2015. Excluding acquisition effects from ANBS and MACOM of $313 million and negative currency translation effects of $3 million, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) was close to 18%. The lower operating margin was mainly a result of costs relating to the formation of ANBS.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2016

(Dollars in millions)

	Passive Safety		Electronics		Other and eliminations	Total
	%	$	%	$	$	%	$
Organic change	5.8	$104.7	8.0	$31.8	$(3.0)	6.1	$133.5
Currency effects1)	(0.2)	(3.2)	0.6	2.4	0.0	0.0	(0.8)
Acquisitions/divestitures	—	—	36.8	146.0	(1.9)	6.6	144.1
Reported change	5.6	$101.5	45.4	$180.2	$(4.9)	12.7	$276.8

1)	Effects from currency translations.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2016

(Dollars in millions)

	Passive Safety		Electronics		Other and eliminations	Total
	%	$	%	$	$	%	$
Organic change	8.0	$445.2	17.5	$196.4	$(11.1)	9.5	$630.5
Currency effects1)	(2.0)	(114.6)	(0.3)	(3.0)	(0.1)	(1.8)	(117.7)
Acquisitions/divestitures	—	—	27.8	312.7	(5.8)	4.6	306.9
Reported change	6.0	$330.6	45.0	$506.1	$(17.0)	12.3	$819.7

1)	Effects from currency translations.

Headcount

	September 30, 2016	June 30, 2016	December 31, 2015	September 30, 2015
Headcount Passive Safety segment	61,820	60,767	59,861	57,789
Headcount Electronics segment	6,588	6,335	4,080	3,880

The total segment headcount increase of more than 1,300 people was primarily driven by the organic sales growth (Non-U.S. GAAP measure) and the continued hiring of engineers, in both our passive and active safety businesses. The total segment headcount increase from December 31, 2015 was mainly due to integration of ANBS into the Electronics segment. Hiring of engineers in our active safety business and in our passive safety business also contributed to the increase.

Outlook

Mainly based on our customer call-offs we expect organic sales for the fourth quarter of 2016 to be flat compared to the fourth quarter of 2015. Sales from recent M&A activities are expected to have a positive effect of around 6%. Currency translations are expected to have a negative effect of less than 1%, resulting in a consolidated sales growth of more than 5%. The fourth quarter of 2016 includes approximately 3 less working days compared to 2015, decreasing the year-over-year organic growth by around 5pp. The adjusted operating margin, excluding costs for capacity alignments and antitrust related matters, is expected to be more than 9%.

The indication for the full year is for an organic sales growth of around 7%. Sales from recent M&A activities are expected to have a positive effect of around 5%. Currency translations are expected to have a negative effect of more than 1%, resulting in a consolidated sales growth of more than 10%. The adjusted operating margin, excluding costs for capacity alignments and antitrust related matters, is expected to be more than 8.5%. This includes expected integration and purchase accounting related costs for the joint venture with Nissin Kogyo (ANBS) of $20-30 million, as well as costs related to stronger than expected mid-term consolidated sales growth.

Since 2015 Autoliv has agreements with several OEMs for new supply capacity for replacement airbag inflators. Based on customer agreements and its own expectations, the Company currently expects deliveries of up to 30 million units during the period 2015 to 2018. It is still too early in this evolving situation to be able to determine final delivery volumes.

The projected tax rate, excluding any discrete items, for the full year 2016, is now expected to be around 28% and is subject to change due to any discrete or nonrecurring events that may occur.

Operational cash flow for the full year is expected to remain strong and is now expected to be more than $0.8 billion excluding any discrete items.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2016, the Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

OTHER RECENT EVENTS

Launches in the Third Quarter of 2016

Ford’s new F-Series Super Duty

Side airbag, inflatable curtains, positioning systems and safety electronics.

Honda’s new Freed

Driver airbag with steering wheel, seatbelts with pretensioners and brake control system.

Citroën’s new C3

Side airbag and seatbelts.

Porsche’s new 718 Cayman

Passenger airbag, side airbag, knee airbag, inflatable curtains and seatbelts with pretensioners.

Subaru’s new Impreza

Side airbag and seatbelts with pretensioners.

Chevrolet’s new Cruze

Safety electronics and radar system.

Nissan’s new Serena

Seatbelts with pretensioners.

Audi’s new A5/S5

Side airbag, inflatable curtains, active seatbelts with pretensioners and cable cutters.

Lincoln’s new Continental

Driver airbag with steering wheel, passenger airbag, side airbag and inflatable curtains.

Other Events

On September 6, Autoliv announced that it and Volvo Cars, signed a letter of intent to form a new jointly-owned company to develop next generation autonomous driving software. The planned new company, which is subject to definitive documentation, will have its headquarters in Gothenburg, Sweden and is expected to start operations in early 2017.

On October 1, Johan Löfvenholm was appointed President, Electronics. Johan has been with the company since 1995 and previously held the position of Chief Technology Officer (CTO). Simultaneously Steve Fredin was appointed acting CTO in addition to his role as Group Vice President Sales & Engineering.

As previously announced in June 2016, the Company is cooperating with Toyota Motor Corp. in its recall of approximately 1.4 million vehicles equipped with a certain model of the Company’s side curtain airbag (the “Toyota Recall”). For additional information, see Note 12 Contingent Liabilities to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Dividend

On August 15, 2016, the Company declared a quarterly dividend to shareholders of 58 cents per share for the fourth quarter of 2016 with the following payment schedule:

Ex-date (common stock)	November 14, 2016
Ex-date (SDRs)	November 15, 2016
Record Date	November 16, 2016
Payment Date	December 1, 2016

Next Report

Autoliv intends to publish the quarterly earnings report for the fourth quarter of 2016 on Thursday, February 2, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as noted below, as of September 30, 2016, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

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

ITEM 1A. RISK FACTORS

Except as set forth below, as of September 30, 2016, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

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

In addition, as we adopt new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. We cannot assure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims. See “If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired”.

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

For example, the financial crisis during 2008-2009 caused extreme and unprecedented volatility in foreign currency exchange rates. More recently, there was significant volatility in certain currency pairs during 2012-2015, and particularly in the early part of 2015. Volatility in certain currency pairs has continued into early 2016 and may impact our financial results. Also, in June 2016, the United Kingdom voted to exit the European Union ("Brexit") in a referendum vote, which caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Volatility in exchange rates is currently expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. The announcement of Brexit and the withdrawal of the U.K. from the European Union may also create global economic uncertainty, which may impact, among other things, global light vehicle production.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended September 30, 2016, Autoliv made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000 and reactivated during the fourth quarter of 2013. Under the existing authorizations, another 4.4 million shares may be repurchased. The stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Autoliv's Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2015).

3.2	Autoliv's Third Restated By-Laws incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-12933, filing date December 18, 2015).

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

10.1*

Facilities Agreement of $1,100,000,000, dated July 14, 2016, among Autoliv, Inc., Autoliv ASP, Inc., Autoliv AB, HSBC Bank PLC, Mizuho Bank, Ltd. and Investment Banking, Skandinaviska Enskilda Banken AB (publ), and the other parties and lenders named therein.

10.2*+	Mutual Separation Agreement, dated May 31, 2016 and effective as of May 18, 2016, between Autoliv, Inc. and Jonas Nilsson.

10.3*+	Mutual Separation Agreement, dated September 30, 2016 and effective as of October 1, 2016, between Autoliv, Inc. and Frank Melzer.

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith.

+ Management Contract or Compensatory Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2016

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)