Form 10-K
period 2016-12-31
AUTOLIV INC
filed 2017-02-23
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number: 001-12933

AUTOLIV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Klarabergsviadukten 70, Section B7, SE-111 64

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. held by non-affiliates as of the last business day of the second fiscal quarter of 2016 amounted to $9,479 million.

Number of shares of Common Stock outstanding as of February 16, 2017: 88,251,890.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2016 (the “Annual Report”) are incorporated by reference into Parts I and II of this Annual Report on Form 10-K. The Annual Report is available on Autoliv’s website, www.autoliv.com and is filed as Exhibit 13 to this Form 10-K.

2. Portions of the definitive Proxy Statement for the annual stockholders’ meeting to be held on May 9, 2017, to be dated on or around March 24, 2017 (the “2017 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2017 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2016.

AUTOLIV, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv, Inc. (“Autoliv,” the “Company” or “we”) or its management believes or anticipates may occur in the future. All forward-looking statements including without limitation, statements regarding the expected consummation of the joint venture with Volvo cars, management’s examination of historical operating trends and data as well as estimates of future sales, operating margin, cash flow, effective tax rate or other future operating performance or financial results are based upon our current expectations, various assumptions and/or data available from third parties. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “would,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment: restructuring and cost reduction initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including resolution of the ongoing Toyota Recall (defined below)); higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation; our ability to protect our intellectual property rights or infringement claims; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for the year ended December 31, 2016.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I

Item 1. Business

General

Autoliv, Inc. (“Autoliv”, the “Company” or “we”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. It was created in 1997 from the merger of Autoliv AB and the automotive safety products business of Morton International, Inc. The Company functions as a holding corporation and owns two principal subsidiaries, Autoliv AB and Autoliv ASP, Inc.

Autoliv is a leading developer, manufacturer and supplier of automotive safety systems to the automotive industry with a broad range of product offerings, including passive safety systems and active safety systems.

Shares of Autoliv common stock are traded on the New York Stock Exchange under the symbol “ALV”. Swedish Depository Receipts representing shares of Autoliv common stock (“SDRs”) trade on NASDAQ Stockholm under the symbol “ALIV SDB”, and options in SDRs trade on the same exchange under the name “Autoliv SDB”. Options in Autoliv shares are traded on NASDAQ OMX PHLX and on NYSE Amex Options under the symbol “ALV”. Our fiscal year ends on December 31.

Business

Autoliv is the world’s leading supplier of automotive safety systems, with a broad range of product offerings, including passive safety systems and active safety systems that are sold within its two operating segments, its Passive Safety segment and its Electronics segment.

Passive safety systems are primarily meant to improve vehicle safety. Passive safety products include modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, inflator technologies, whiplash protection systems and child seats, and components for such systems as well as passive safety electronic products such as restraint electronics and crash sensors.

Active safety systems are designed to make driving easier and more comfortable and to intervene before a collision in order to make accidents avoidable or reduce the impact. Active safety products include camera-based vision systems, night driving assist, automotive radars, brake controls, positioning systems, electronic control units, and other active safety systems.

Autoliv has combined all of Autoliv’s electronics resources and expertise in both passive safety electronics and active safety systems into its Electronics segment while its Passive Safety segment includes all of its passive safety systems, other than passive safety electronic products.

Including joint venture operations, Autoliv has approximately 78 production facilities in 25 countries and our customers include the world’s largest car manufacturers. Autoliv’s sales in 2016 were $10.1 billion, approximately 52% of which consisted of airbag products, approximately 27% of which consisted of seatbelt products, approximately 10% of which consisted of passive safety electronic products and approximately 11% of which consisted of active safety products. Our geographical regions are Europe, the Americas, China, Japan and the Rest of Asia (ROA).

Autoliv’s head office is located in Stockholm, Sweden, where we currently employ 80 people. At December 31, 2016, Autoliv had approximately 61,500 employees worldwide, and a total headcount, including 8,800 temporary personnel, of approximately 70,300.

The information required by this Item 1 regarding developments in the Company’s business during 2016 is contained in the Annual Report on pages 20-23 and 39-41 and is incorporated herein by reference.

Financial Information on Segments

Autoliv considers its products to be components of integrated automotive safety systems. Autoliv has two operating segments: (i) Passive Safety (airbags, seatbelts and steering wheels) and (ii) Electronics (active safety products, such as camera-based vision systems, night driving assist, automotive radars, positioning systems, brake control systems and other active safety systems, and passive safety electronic products, such as airbag control modules and remote sensing units). For financial reporting purposes, these two operating segments are also the Company’s reportable segments in accordance with Accounting Standards Codification (ASC) 280 Segment Reporting. The financial data relating to Autoliv’s businesses in these segments over the last three fiscal years is contained in the Consolidated Financial Statements on pages 58 through 61 of the Annual Report and is incorporated herein by reference. A statement of net sales by product group and region for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements on page 84 of the Annual Report and is incorporated herein by reference.

Products, Market and Competition

Information concerning products, markets and competition is included in the sections “Industry Pioneer in Real Life Safety” on pages 10-11 of the Annual Report, “Innovate for Real Life Safety” on pages 18-19 of the Annual Report, “Passive Safety” and “Electronics” on pages 8-9 of the Annual Report and “Our Market and Competitors” and “Our Customers” on pages 20-23 of the Annual Report, and in the Risks and Risk Management sections “Dependence on Customers”, “New Competition” and “Patents and Proprietary Technology” on page 54 of the Annual Report, and is incorporated herein by reference.

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 78 production facilities located in 25 countries, consisting of both component factories and assembly factories. See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, gas generants, initiators, textile cushions, webbing materials, electronics, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly, steering wheels and our active safety, vision and night vision systems and our other safety electronic systems. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. These factories also assemble our active safety, vision and night vision systems. The products manufactured by Autoliv’s consolidated subsidiaries in 2016 consisted of approximately 149 million complete seatbelt systems (of which approximately 69 million were fitted with pretensioners), approximately 96 million side-impact airbags (including curtain airbags), approximately 51 million frontal airbag modules, approximately 18 million steering wheels, approximately 20 million electronic units (airbag control), approximately 3 million brake control units and approximately 10 million active safety units.

Autoliv’s “just-in-time” delivery systems have been designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. “Just-in-time” deliveries require final assembly, or at least, distribution centers in geographic areas close to customers to facilitate rapid delivery. The fact that the major automobile manufacturers are continually expanding their production activities into more countries and require the same or similar safety systems as those produced in Europe, Japan or the U.S. increases the importance for suppliers to have assembly capacity in several countries. Consolidation among our customers also supports this trend.

Autoliv’s assembly operations generally are not constrained by capacity considerations unless there is a disruption in the supply of raw materials and components. When dramatic shifts in light vehicle production occur, Autoliv can generally adjust capacity in response to any changes in demand within a few weeks by adding or removing work shifts and within a few months by adding or removing standardized production and assembly lines. Most of Autoliv’s assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity. As a result, Autoliv can usually adjust its manufacturing capacity faster than its customers can adjust their capacity as a result of fluctuations in the general demand for vehicles or in the demand for a specific vehicle model, provided that customers promptly notify Autoliv when they become aware of such changes in demand.

When dramatic shifts in light vehicle production occur or when there is a shift in regional light vehicle production, the capacity adjustments can take more time and be more costly. Additionally, when there is a significant demand for a given product due to a major recall of a competitor’s product, such as certain of our customers are experiencing now, capacity adjustments may take time.

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production. For more information, see Item 1A – Risk Factors in this Form 10-K.

Quality Management

Autoliv believes that superior quality is a prerequisite to it being considered a leading global supplier of automotive safety systems and is key to our financial performance, because quality excellence is critical for winning new orders, preventing recalls and maintaining low scrap rates. Autoliv has for many years emphasized a “zero-defect” proactive quality policy and continues to strive to improve its working methods. This means both that Autoliv’s products are expected to always meet performance expectations, and that Autoliv’s products are expected to be delivered to its customers at the right times and in the right amounts. Furthermore, we believe our continued quality improvements further enhance our reputation among our customers, employees and governmental authorities.

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

We continue to drive our quality initiative called “Q5” which was initiated in the summer of 2010. It is an integral part of our strategy of shaping a proactive quality culture of zero defects. It is called “Q5” because it addresses quality in five dimensions: products, customers, growth, behavior and suppliers. The goal of Q5 is to firmly tie together quality with value within all of our processes and for all of our employees, thereby leading to the best value for our customers. Since 2010, we have continually expanded this quality initiative to provide additional skills training to more employees and suppliers. These activities have made a significant contribution to the reduction in occurrences of non-conforming events.

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

The Autoliv Production System (“APS”), based on the goals of improving quality and efficiency, is at the core of Autoliv’s manufacturing philosophy. APS integrates essential quality elements, such as mistake proofing, statistical process control and operator involvement, into the manufacturing processes so all Autoliv associates are aware of and understand the critical connection between themselves and our lifesaving products. This “zero-defect” principle extends beyond Autoliv to the entire supplier base. All of our suppliers must accept the strict quality standards in the global Autoliv Supplier Manual, which defines our quality requirements and focuses on preventing bad parts from being produced by our suppliers and helps eliminate defective intermediate products in our assembly lines as early as possible. In addition, Autoliv’s One Product One Process (“1P1P”) initiative is our strategy for developing and managing standardization of both core products and customer-specific features, leading not only to improved quality, but also greater cost efficiency and more efficient management of the supply chain.

Autoliv continues to execute its plan to have all of its subsidiaries certified to ISO/TS 16949, a global automotive quality management standard.

Additional information on quality management is included in the section “Quality” on pages 14-15 of the Annual Report and is incorporated herein by reference.

Environmental and Safety Regulations

For information on how environmental and safety regulations impact our business, see “Risk Factors – ‘Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety or other governmental regulations’ and ‘Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market’” in Item 1A of this Form 10-K and “Environmental” and “Regulations” under the section “Risks and Risk Management” on page 53 of the Annual Report, which is incorporated herein by reference.

Raw materials

For information on the sources and availability of raw materials, see “Risk Factors – Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins” in Item 1A of this Form 10-K.

Intellectual Property

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on many patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. For information on our use of intellectual property and its importance to us, see “Risk Factors – If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired” in Item 1A of this Form 10-K.

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

Dependence on Customers

For information on our dependence on customers, see “Risk Factors – Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices” in Item 1A of this Form 10-K and “Dependence on Customers” under the section “Risks and Risk Management” on page 54 of the Annual Report which is incorporated herein by reference.

Research, Development and Engineering

Expenses incurred for research, development and engineering activities, net were $651 million, $524 million and $536 million for the years ended December 31, 2016, 2015 and 2014, respectively. Additional information on research, development and engineering is included in the sections titled “Innovate for Real Life Safety” on pages 18-19, and “Patents and Proprietary Technology” on page 54 of the Annual Report and is incorporated herein by reference.

Regulatory Costs

The fitting of seatbelts in most types of motor vehicles is mandatory in almost all countries and many countries have strict laws regarding the use of seatbelts while in vehicles. In addition, most developed countries require that seats in intercity buses and commercial vehicles be fitted with seatbelts. In the U.S., federal legislation requires frontal airbags on the driver-side and the passenger-side of all new passenger cars and in all new light vehicles, which are defined as vehicles with an unloaded vehicle weight of approximately 7,700 pounds or less.

For information concerning the material effects on our business relating to our compliance with government safety regulations, see “Risk Factors – ‘Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety or other governmental regulations’ and ‘Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market’” in Item 1A of this Form 10-K and “Regulations” under the section “Risks and Risk Management” on page 53 of the Annual Report, which is incorporated herein by reference.

Autoliv Personnel

As of December 31, 2016, Autoliv and its subsidiaries had approximately 61,500 employees and approximately 8,800 temporary personnel. Autoliv considers its relationship with its personnel to be good. While there have been a small number of minor labor disputes during the year, such disputes have not had a significant or lasting impact on our relationship with our employees, customer perception of our employee practices or our business results.

Major unions to which some of Autoliv’s employees belong in Europe include: IG Metall in Germany; Unite the union in the United Kingdom; Confédération Générale des Travailleurs, Confédération Française Démocratique du Travail, Confédération Française de l’Encadrement Confédération Générale des cadres, Force Ouvrière and Confédération Française des Travailleurs Chrétiens and Union Syndicale Solidaires in France; Union General de Trabajadores (UGT), Union Sindical Obrera (USO),

Comisiones Obereras (CCOO) and Confederacion General de Trabajadores (CGT) in Spain; If Metall, Unionen, Sveriges Ingenjörer and Akademikerföreningen in Sweden; Industriaal- ja Metallitöötajate Ametiühingute Liit (IMTAL) in Estonia, Vasas Szakszervezeti Szövetség (Hungarian Metallworkers‘ Federation) in Hungary, Samorządny Niezależny Związek Zawodowy Pracowników and Zakładowa Organizacja Związkowa NSZZ Solidarność in Poland, Union Générale des Travailleurs Tunisiens (UGTT) and Union des travailleurs Tunisiens (UTT) in Tunisia; and Türk Metal Sendikası in Turkey.

In addition, Autoliv’s employees in other regions are represented by the following unions: Unifor and the International Association of Machinists and Aerospace Workers (IAM) in Canada; Sindicato de Jornaleros y Obreros Industriales y de la Industria Maquiladora; Sindicato Nacional de Trabajadores de la Industria Metalúrgica y Similares (CTM); Sindicato Industrial de Trabajadores de la Pequeña y Mediana Industria, Talleres, Maquiladoras, Negociaciones Mercantiles y Comercios, Similares, Anexos y Conexos del Estado de Querétaro (CTM); “Nueva Cultura Laboral” “de trabajadores de la fabricación, manufactura, ensamble de partes y componentes de la industria Automotriz de la Republica Mexicana”; Sindicato Industrial de Trabajadores de la Pequeña y Mediana Industria, Talleres, Maquiladoras, Negociaciones Mercantiles y Comercios, Similares, Anexos y Conexos del Estado de Querétaro (CTM) in Mexico; Sindicato dos Metalúrgicos de Taubaté e Região in Brazil; Autoliv India Employees Association, Bangalore; the Korean Metal Workers Union (FKTU) in Korea; and Autoliv Japan Roudou Kumiai in Japan; and Autoliv Nissin Brake Systems Roudou Kumiai in Japan.

In many European countries, Canada, Mexico, Brazil and Korea, wages, salaries and general working conditions are negotiated with local unions and/or are subject to centrally negotiated collective bargaining agreements. The terms of our various agreements with unions typically range between 1-3 years. Some of our subsidiaries in Europe, Canada, Brazil and Korea must negotiate with the applicable local unions with respect to important changes in operations, working and employment conditions. Twice a year, members of the Company’s management conduct a meeting with the European Works Council (EWC) to provide employee representatives with important information about the Company and a forum for the exchange of ideas and opinions.

In many Asia Pacific countries, the central or regional governments provide guidance each year for salary adjustments or statutory minimum wage for workers.

Autoliv’s employees may join associations in accordance with local legislation and rules, although the level of unionization varies significantly throughout our operations.

For more information concerning Autoliv’s personnel and restructuring initiatives, see “Operational Initiatives” and “Need for Efficiencies” on page 40 and “Personnel” on page 47 in the Management Discussion and Analysis of the Annual Report, which is incorporated herein by reference.

Financial Information on Geographic Areas

Financial information concerning Autoliv’s geographic areas is included in the sections “Superior Global Presence” on page 3 of the Annual Report and “Our Market and Competitors” on pages 20-21 of the Annual Report, “One Product One Process” on pages 16-17 of the Annual Report and in Note 19 of the Notes to Consolidated Financial Statements on page 84 of the Annual Report, which is incorporated herein by reference. See also “Risk Factors – Our business is exposed to risks inherent in international operations” in Item 1A of this Form 10-K.

Joint Ventures

An important element of Autoliv’s strategy has been to establish joint ventures to promote its geographical expansion and technological development and to gain assistance in marketing its full product line to automobile manufacturers. Traditionally in its joint ventures for passive safety systems, Autoliv contributes design and production knowledge to joint ventures, with the joint venture partner providing sales support and manufacturing facilities. Some of these local partners for joint ventures for passive safety systems manufacture and sell standardized seatbelt systems, and will, through their joint ventures with Autoliv, be able to upgrade their technology to meet specific customer demands and/or expand their product offerings.

During the first quarter of 2016, Autoliv formed a joint venture with Nissin Kogyo, called Autoliv-Nissin Brake Systems, for brake control systems. Autoliv previously announced a joint venture with Volvo Cars, called Zenuity to develop next generation autonomous driving software that is expected to begin operations during the first half of 2017 after the satisfaction of customary closing conditions. For these joint ventures and likely for other joint ventures with respect to its active safety business, Autoliv will utilize its global customer network relationships, technical competence in electronics, strong lean production experience and focus while gaining from its joint venture partner engineering and technological know-how, manufacturing insights and employees, including engineers.

For information on how these joint ventures are accounted for, including Autoliv’s percentage of ownership, see Note 7 of the Notes to Consolidated Financial Statements on page 72 of the Annual Report, which is incorporated herein by reference.

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

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. A discussion of the risks associated with these factors is included below.

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business

Our business is directly related to light vehicle production (“LVP”) in the global market and by our customers, and automotive sales and LVP are the most important drivers for our sales. Automotive sales and production are highly cyclical and can be affected by general or regional economic or industry conditions, the level of consumer demand, recalls and other safety issues, labor relations issues, technological changes, fuel prices and availability, vehicle safety regulations and other regulatory requirements, governmental initiatives, trade agreements, political volatility, especially in energy producing countries and growth markets, changes in interest rate levels and credit availability and other factors. At various times some regions around the world may be more particularly impacted by these factors than other regions.

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

Changes in automotive sales and LVP and/or customers’ inventory levels will have an impact on our earnings guidance and estimates and any significant reduction in automotive sales and/or LVP by our customers, whether due to general economic conditions or any other factors relevant to sales or LVP, will likely have a material adverse effect on our business, results of operations and financial condition.

Growth rates in safety content per vehicle, which can be impacted by changes in consumer trends and political decisions, could affect our results in the future

The average global content of safety systems per light vehicle (airbags, seatbelts, steering wheels and related electronics, radar, cameras, night vision systems and global positioning systems (GPS)) remained relatively flat at slightly below $300 during the period 2014-2016. However, vehicles produced in different markets may have various safety content values. For example, in Western Europe and North America many of the cars in the large-size segment have safety content values of more than $500 per vehicle while the average safety content of light vehicles in China and India was only approximately $210 and $80, respectively. Because growth in global LVP is highly concentrated in markets such as China and India, our operating results may suffer if the safety content per vehicle remains low in our growth markets. As safety content per vehicle is also an indicator of our sales development, should the current trends continue, the average value of safety systems per vehicle could decline.

We operate in highly competitive markets

The markets in which we operate are highly competitive. The market for occupant restraint systems continues to consolidate while the market for active safety has not yet consolidated. We compete with a number of other manufacturers that produce and sell similar products. Among other factors, our products compete on the basis of price, quality, manufacturing and distribution capability, design and performance, technological innovation, delivery and service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than us. Some of our competitors may also have a “preferred status” as a result of special relationships or ownership interests with certain customers. Our ability to compete successfully depends, in large part, on our success in continuing to innovate and manufacture products that have commercial success with consumers, differentiate our products from those of our competitors, continue to deliver quality products in the time frames required by our customers, and maintain best-cost production.

We continue to invest in technology and innovation which we believe will be critical to our long-term growth. Our ability to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging technologies will be a significant factor in our ability to remain competitive. If we are unsuccessful or are less successful than our competitors in predicting the course of market development, developing innovative products, processes, and/or use of materials or adapting to new technologies or evolving regulatory, industry or customer requirements, we may be placed at a competitive disadvantage. We may also encounter increased competition in the future from existing or new competitors. The inability to compete successfully could have material adverse effects on our business, results of operations and financial condition.

The competitive factors noted above are especially present in the field of active safety. This is a new and developing segment in the automotive industry and inherently includes a higher level of uncertainty than more mature markets. The number of competitors shows risk of increasing as suppliers from outside the traditional automotive industry, such as Microsoft, Google, Uber, Lyft, Samsung, Here, Tesla, Nvidia and other technology companies, consider the business opportunities presented by automated driving. Our active safety products may require significant resources to develop both hardware and software solutions, which are of increasing importance in this area. The high development cost in active safety limits the number of technical solutions that can be pursued by most Tier 1 suppliers, leading to risk of exposure to a disruptive technology different than those being developed by the Company.

The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability

Although we have frame contracts with many of our customers, these frame contracts generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly facilities, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally four to seven years. These contracts are often subject to renegotiation, sometimes as frequent as on an annual basis, which may affect product pricing, and generally may be terminated by our customers at any time. Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or brand for which we are a significant supplier could reduce our sales and harm our profitability.

RISKS RELATED TO OUR BUSINESS

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us or our customers

We face risks related to product liability claims, warranty claims and recalls in the event that any of our products actually or allegedly are defective, fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. For example, we are cooperating with Toyota Motor Corp. with respect to its voluntary safety recall of approximately 1.4 million vehicles that are equipped with a certain model of our side curtain airbags (See Note 16 of the Consolidated Financial Statements on pages 78-79 of the Annual Report) (the “Toyota Recall”). We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. Additionally, increasing regulation and reporting requirements regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in additional product liability or recall investigations or claims. See – “Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market”. Although we carry product liability and product recall insurance, no assurance can be made that such insurance will provide adequate coverage against potential claims, such insurance is available in the appropriate markets or that we will be able to obtain such insurance on acceptable terms in the future. Although we have invested and will continue to invest in our engineering, design, and quality infrastructure, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty claims or additional product recalls. In the future, we could experience additional material warranty or product liability losses and incur significant costs to process and defend these claims.

The Toyota Recall and any additional future recalls from this customer or other customers could result in costs not covered by insurance, further government inquiries, litigation and reputational harm and could divert management’s attention away from other matters. The main variables affecting the costs of a recall are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, and actual insurance recoveries. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers, and the performance and remedial requirements vary between jurisdictions. Due to recent recall activity in the automotive industry, some vehicle manufactures have become even more sensitive to product recall risks. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Product recalls in our industry, even when they do not involve our products, can harm the reputations of our customers, competitors, and us, particularly if those recalls cause consumers to question the safety or reliability of products similar to those we produce.

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

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production

We, as with other component manufactures in the automotive industry, ship our products to customer vehicle assembly facilities throughout the world on a “just-in-time” basis in order for our customers to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) use a similar method in providing raw materials to us. However, this “just-in-time” method makes the logistics supply chain in our industry very complex and very vulnerable to disruptions.

These disruptions may result for many reasons, including closures of one of our own or one of our suppliers’ facilities or critical manufacturing lines due to strikes, mechanical failures, electrical outages, fires, explosions, critical pollution levels, natural disasters political upheaval, as well as logistical complications due to labor disruptions, weather or natural disasters, acts of terrorism, mechanical failures and legislation or regulation regarding the transport of hazardous goods. Additionally, we may experience disruptions if there are delays in customs processing, including if we are unable to obtain government authorization to export or import certain of materials, including materials that may be viewed as dangerous such as the propellant used for our inflators. Also, as we expand in growth markets, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, possibly for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Also, similar difficulties for other suppliers may force our customers to halt production, which may in turn impact our sales shipments to such customers.

When we fail to timely deliver, we may have to absorb our own costs for identifying and resolving the ultimate problem as well as expeditiously producing and shipping replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight.

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

Thus, any such supply chain disruptions could severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time which could expose us to material claims for compensation and have a material adverse effect on our business, results of operations and financial condition.

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

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Our industry may be affected from time to time by limited supplies of certain key components and materials. Strong worldwide demand for certain raw materials has had a significant impact on prices and short-term availability in recent years. Such price increases could materially increase our operating costs and materially and adversely affect our profit margin, as direct material costs amounted to approximately 54% of our net sales in 2016, of which approximately half is the raw material cost portion.

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

In August 2012, the SEC adopted annual disclosure and reporting requirements for companies that manufacture products containing certain minerals and their derivatives that are, known as “conflict minerals”, originating from the Democratic Republic of Congo or adjoining countries. There are significant costs associated with complying with these requirements, including diligence efforts to determine the sources of conflict minerals used in our products and potential changes to products, processes or sources of supply as a consequence of such diligence efforts. Further, these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict free minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. Accordingly, these rules may adversely affect our business, results of operations or financial condition.

Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices

We are dependent on a few large customers with strong purchasing power. This is the result of customer consolidation during the last few decades. In 2016, our top five customers represented 48% of our consolidated sales. Our largest contract accounted for around 2% of our total fiscal 2016 sales and expires in 2021. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of business from any of our major customers (whether by lower overall demand for vehicles, cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations and financial condition.

Customers may put us on a “new business hold,” which would limit our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that must be met before we are eligible to bid for new business. Meeting any such conditions within the prescribed timeframe may require additional Company resources. A failure to satisfy any such conditions may have a materially adverse impact on our financial results in the long term.

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

Information concerning our major customers is included in the Annual Report in a graph in the section headed “Sales 2016” on page 3 and in Note 19 of the Consolidated Financial Statements on page 84 of the Annual Report.

Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance

To compete effectively in the automotive supply industry, we must be able to launch new products to meet our customers’ timing, performance and quality standards. We cannot provide assurance, however, that we will be able to install and certify the equipment needed to produce products for new programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production for such new programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot provide assurance that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order to launch programs successfully. Given the complexity of new program launches, especially involving new and innovative technologies, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, the sales related to these new programs generally are dependent upon the timing and success of the introduction of new vehicles by the Company’s customers. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our operating results, cash flows and financial condition.

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

We are involved from time to time in legal proceedings and our business may suffer as a result of adverse outcomes of current or future legal proceedings

We are, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, shareholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, antitrust, customs and VAT disputes and employment and tax issues. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. The possibility exists that claims may be asserted against us and their magnitude may remain unknown for long periods of time. These types of lawsuits could require significant management time and attention and a substantial legal liability or adverse regulatory outcome and the substantial expenses to defend the litigation or regulatory proceedings may have a material adverse effect on our customer relationships, business prospects, reputation, operating results, cash flows and financial condition. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position or that our established reserves or our available insurance will mitigate such impact.

See Note 16 of the Consolidated Financial Statements on pages 78-79 of the Annual Report.

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

We may be subject to civil antitrust litigation civil antitrust litigation in the U.S. or elsewhere that could negatively impact our business

The Company may be subject to civil antitrust lawsuits in the future in the U.S. or other countries that permit such civil claims, including lawsuits or other actions by our customers. These types of lawsuits require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial results, and our insurance may not mitigate such impact.

We are, and have been, subject to investigations by other competition authorities and may be subject to investigations by additional competition authorities that could negatively impact our business

Competition authorities in Brazil, Canada, South Africa and South Korea have previously initiated investigations of certain suppliers to the automotive vehicle industry, including Autoliv. Competition authorities in additional countries, including Japan, may initiate similar investigations. These types of investigations require significant management time and attention. These investigations could also result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial results, and our available insurance may not mitigate such impact.

Work stoppages or other labor issues at our customers’ facilities or at our facilities could adversely affect our operations

Because the automotive industry relies heavily on “just-in-time” delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of the Company’s facilities could have material adverse effects on the business. Similarly, if any of our customers were to experience a work stoppage, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at another supplier could interrupt production at one of our customers’ facilities which would have the same effect. While labor contract negotiations at our facilities historically have rarely resulted in work stoppages, no assurances can be given that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage at one or more of our facilities or our customers’ facilities could cause us to shut down production facilities supplying these products, which could have a material adverse effect on our business, results of operations and financial condition.

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

Restructuring initiatives and capacity alignments are complex and difficult and at any time additional restructuring steps may be necessary, possibly on short notice and at significant cost

Our restructuring initiatives and capacity alignments include efforts to adjust our manufacturing capacity and cost structure to meet current and projected operational and market requirements, including plant closures, transfer of sourcing to best cost countries, consolidation of our supplier base and standardization of products, to reduce our overhead costs and consolidate our operational centers. The successful implementation of our restructuring activities and capacity alignments will involve sourcing, logistics, technology and employment arrangements. Because these restructuring initiatives and capacity alignments can be complex, there may be difficulties or delays in the implementation of any such initiatives and capacity alignments or they may not be immediately effective, resulting in an adverse material impact on our performance. In addition, there is a risk that inflation, high-turnover rates and increased competition may reduce the efficiencies now available in best-cost countries to levels that no longer allow for cost-beneficial restructuring opportunities. Therefore, there can be no assurances that any future restructurings or capacity alignments will be completed as planned or achieve the desired results.

A prolonged recession and/or a downturn in our industry could result in us having insufficient funds to continue our operations and external financing may not be available to us or available only on materially different terms than what has historically been available

Our ability to generate cash from our operations is highly dependent on automotive sales and LVP, the global economy and the economies of our important markets. If LVP were to remain on low levels for an extended period of time, we would experience a significantly negative cash flow. Similarly, if cash losses for customer defaults rise sharply, we would experience a negative cash flow. Such negative cash flow could result in our having insufficient funds to continue our operations unless we can procure external financing, which may not be possible.

Our current credit rating could be lowered as a result of us experiencing significant negative cash flows or a dire financial outlook, which may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our principal credit facility expires in 2021. These risks are exacerbated by the current instability in the global credit markets and global economic pressure. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our principal credit facility syndicate were to default. If external financing is unavailable to us when necessary, we may have insufficient funds to continue our operations.

Information concerning our credit facilities and other financings are included in the Annual Report on page 48 in the section headed “Treasury Activities” and in Note 12 to the Consolidated Financial Statements on pages 74-75 of the Annual Report.

Our indebtedness may harm our financial condition and results of operations

As of December 31, 2016, we have outstanding debt of $1.54 billion, including $165 million in privately placed debt issued in 2007 and $1.25 billion in privately placed debt issued in April 2014. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Governmental restrictions may impact our business adversely

Some of our customers are (or may be) owned by a governmental entity, receive various forms of governmental aid or support or are subject to governmental influence in other forms, which may impact us as a supplier to these customers. As a result, they may be required to partner with local entities or procure components from local suppliers to achieve a specific local content or be subject to other restrictions regarding localized content or ownership. The nature and form of any such restrictions or protections, whatever their basis, is very difficult to predict as is their potential impact. However, they are likely to be based on political rather than economical or operational considerations and may materially impact our business.

Impairment charges relating to our assets, goodwill and other intangible assets could adversely affect the Company’s financial performance

We periodically review the carrying value of our assets, goodwill and other intangible assets for impairment indicators. If one or more of our customers’ facilities cease production or decrease their production volumes, the assets we carry related to our facilities serving such customers may decrease in value because we may no longer be able to utilize or realize them as intended. Where such decreases are significant, such impairments may have a materially adverse impact on our financial results. We monitor the various factors that impact the valuation of our goodwill and other intangible assets, including expected future cash flow levels, global economic conditions, market price for our stock, and trends with our customers. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance and especially the cash flow performance of these goodwill assets, adverse market conditions and adverse changes in applicable laws or regulations. If there are changes in these circumstances or the other variables associated with the estimates, judgments and assumptions relating to the valuation of goodwill, when assessing the valuation of our goodwill items, we may determine that it is appropriate to write down a portion of our goodwill or intangible assets and record related non-cash impairment charges. In the event that we determine that we are required to write-down a portion of our goodwill items and other intangible assets and thereby record related non-cash impairment charges, our financial position and results of operations would be adversely affected.

We face risks related to our defined benefit pension plans and employee benefit plans, including the need for additional funding as well as higher costs and liabilities

Our defined benefit pension plans or employee benefit plans may require additional funding or give rise to higher related costs and liabilities which, in some circumstances, could reach material amounts and negatively affect our results of operations. We are required to make certain year-end assumptions regarding our pension plans. Our pension obligations are dependent on several factors, including factors outside our control such as changes in interest rates, the market performance of the diversified investments underlying the pension plans, actuarial data and adjustments and an increase in the minimum funding requirements or other regulatory changes governing the plans. Adverse equity market conditions and volatility in the credit market may have an unfavorable impact on the value of our pension assets and our future estimated pension liabilities. Internal factors such as an adjustment to the level of benefits provided under the plans may also lead to an increase in our pension liability. If these or other internal and external risks were to occur, alone or in combination, our required contributions to the plans and the costs and net liabilities associated with the plans could increase substantially and have a material effect on our business.

Information concerning our benefit plans is included in Note 18 of the Consolidated Financial Statements on pages 80 through 83 of the Annual Report.

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

Increases in IT security threats, the sophistication of computer crime and our reliance on global data centers could expose our systems, networks, solutions and services to risks

As the world’s largest automotive safety system supplier with worldwide facilities, we rely extensively on information technology (“IT”) networks and systems and the use of our global data centers as well as services provided over the internet to process, transmit and store electronic information, and to manage or support a variety of business processes or activities. Additionally, we and certain of our third-party vendors collect and store personal information in connection with human resources operations and other aspects of our business. The secure operation of these information technology networks and systems and the proper processing and maintenance of this information are critical to our business operations. We rely on third parties to provide or maintain some of our IT systems, data centers and related services and do not exercise direct control over these systems. Despite the implementation of security measures at our own and at third party locations, these IT systems, data centers and cloud services are vulnerable to disruptions, including those resulting from natural disasters, cyber-attacks or failures in third-party-provided services. Disruptions and attacks on our IT systems could result in the leakage of our or our customers’ confidential information, including our financial data and intellectual property, improper use of our systems and networks, manipulation and destruction of data, production downtimes and both internal and external supply shortages, which could have an adverse effect on our results of operations. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of our confidential or our customer’s information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third party service providers. We seek to deploy comprehensive measures to prevent, detect, address and mitigate these threats. Despite these efforts, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Cybersecurity incidents aimed at the software imbedded in our products could lead to third party claims that our product failures have caused a similar range of damages to our customers or third parties. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

There has been an increased level of activity, and an associated level of sophistication, in cyberattacks demonstrated on automotive electronics within the industry. We face an inherent business risk of exposure to these attacks in our electronic product segments. Such attacks, even if they do not involve our products, can harm our reputation as well as the reputations of our customers and competitors, particularly if those attacks cause consumers to question the safety of products similar to those we produce.

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

As a result of the outcome of the recent U.S. presidential election, U.S. corporate tax reform could occur as early as 2017. Such tax reform could fundamentally change how the

Company’s earnings are taxed in the U.S., including, among other items, corporate income tax rate changes in varying, uncertain, or unspecified amounts and the reduction or elimination of certain corporate tax incentives, and/or deductions, and modifications to the existing regime for taxing overseas earnings. Additionally, changes in tax laws or policies by foreign jurisdictions could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect our cash flows, results of operations or financial condition.

In addition, the U.S. presidential election has created uncertainty about the future relationship between the United States and certain of its trading partners, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our cash flows, results of operations or financial condition.

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

Our foreign operations may subject us to risks relating to laws governing international relations

Due to our global operations, we are subject to many laws governing international relations (including, but not limited to, the Foreign Corrupt Practices Act, and other anti-bribery regulations in foreign jurisdictions where we do business, and the U.S. Export Administration Act), which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries and what information we can provide to authorities in governmental authorities.

Although we have procedures and policies in place that should mitigate the risk of any violations of these laws, there is no guarantee that they will be sufficiently effective. If and when we acquire new businesses, we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of these laws were effective, and violations may occur if we are unable to timely implement corrective and effective controls and procedures when integrating newly acquired businesses. Any allegations of non-compliance with these laws could harm our reputation, divert management attention and result in significant expenses, and could therefore materially harm our business, results of operations or financial condition.

Our business in China is subject to aggressive competition and is sensitive to economic and market conditions

We operate in the highly competitive automotive supply market in China and face competition from both international and smaller domestic manufacturers. We anticipate that additional competitors, both international and domestic, may seek to enter the Chinese market resulting in increased competition. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. In addition, our business is sensitive to economic and market conditions that drive sales volume in China. The volume of automotive production in China continues to experience significant fluctuations, particularly of certain vehicle models, and continues to be a slowdown of growth. If we are unable to maintain our position in the Chinese market, if vehicle sales in China slow down or decrease, or if vehicle production remains sluggish, our business, results of operations and financial condition could be materially adversely affected.

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

Global integration may result in additional risks

Because of our efforts to manage costs by integrating our operations globally, we face the additional risk that, should any of the other risks discussed herein materialize, the negative effects could be more pronounced. For example, while supply delays of a component have typically only affected a few customer vehicle models, such a delay could now affect several vehicle models of several customers in several geographic areas. Similarly, any recall or warranty issue we face due to a product defect or failure is now more likely to involve a larger number of units in several geographic areas. For example, the Toyota Recall is currently limited to two vehicle models; however, it is possible that our customer will expand the recall to additional vehicles and we cannot guarantee that other customers will not initiate a recall.

Exchange rate risks

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

For example, the financial crisis during 2008-2009 caused extreme and unprecedented volatility in foreign currency exchange rates. More recently, there was significant volatility in certain currency pairs during 2012-2015, and particularly in the early part of 2015. Volatility in certain currency pairs has continued into early 2016 and may impact our financial results. Also, in June 2016, the United Kingdom voted to exit the European Union (“Brexit”) in a referendum vote, which caused significant volatility in global stock markets and currency exchange rate fluctuations. The announcement of Brexit and the withdrawal of the U.K. from the European Union may also create global economic uncertainty, which may impact, among other things, global light vehicle production. In addition, the outcome of the recent U.S. presidential election has caused, and may continue to cause, volatility in currency exchange rates.

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

RISKS RELATED TO ACQUISITIONS

We face risks in connection with acquisitions and joint ventures

Our growth has been enhanced through acquisitions of businesses, products and technologies that we believe will complement our business. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions, and, where appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition and joint venture candidates or complete these transactions on acceptable terms, integrate acquired operations into our existing operations or expand into new markets. Our identification of suitable, acquisition candidates and joint venture opportunities involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. Our failure to identify suitable acquisition opportunities and joint venture opportunities may restrict our ability to grow our business.

In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. Acquisitions also involve numerous additional risks to us and our investors, including:

•	risk in retaining acquired management and employees;

•	difficulties in integrating acquired technologies, products, operations, services and personnel with our existing businesses;

•	diversion of our management’s attention from other business concerns;

•	assumption of known and unknown or contingent liabilities;

•	adverse financial impact from the amortization of expenses related to intangible assets;

•	incurrence of indebtedness;

•	potential adverse financial impact from failure of acquisitions or joint ventures to meet our internal revenue and earnings expectations;

•	difficulties in implanting our business plan for the combined business, including achieving anticipated synergies in amount and on time;

•	integration of internal controls; and

•	potentially dilutive issuances of equity securities.

In the future, our best growth opportunities may be in passive safety electronics and active safety systems markets, which include, and are likely to include, other and often larger companies than our traditional competitors. We may also pursue acquisitions of businesses or products that are complementary to our business but for which we have historically had little or no direct experience. These transactions can involve significant challenges and risks as well as significant time and resources that may divert management’s attention from other business activities. If we fail to adequately manage these acquisition risks, the acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect our financial results.

Risks associated with joint venture partnerships may adversely affect our business and financial results.

Certain of our operations are conducted through joint ventures, and we may enter into additional joint ventures in the future. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. Disagreements with our business partners may impede our ability to maximize the benefits of its partnerships. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner’s consent to take certain actions. In addition, our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. Also, our ability to sell our interest in a joint venture may be subject to contractual and other limitations. The above risks, if realized, could adversely affect our business and financial results.

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. At present, we hold approximately 6,700 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. In addition to our in-house research and development efforts, we seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing and joint venture arrangements. Our patents and licenses expire on various dates during the period from 2017 to 2036. We do not expect the expiration of any single patent or license to have a material adverse effect on our business, results of operations and financial condition.

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

Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Additionally, we and our joint ventures license from third parties proprietary technology covered by patents, and we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology. Further, we expect to continue to expand our products and services and expand into new businesses, including through acquisitions and joint ventures, which could increase our exposure to patent and other intellectual property claims from competitors and other parties. If claims alleging patent, copyright or trademark infringement are brought against us and are successfully prosecuted against us, they could result in substantial costs. If a successful claim is made against us and we fail to develop non-infringing technology, our business, results of operation and financial condition could be materially adversely affected. In addition, certain of our products utilize components that are developed by third parties and licensed to us or our joint ventures. If claims alleging patent, copyright or trademark infringement are brought against such licensors and successfully prosecuted, they could result in substantial costs, and we may not be able to replace the functions provided by these licensors. Alternate sources for the technology currently licensed to us or our joint ventures may not be available in a timely manner, may not provide the same functions as currently provided or may be more expensive than products currently used.

We may not be able to respond quickly enough to changes in technology and technological risks and to develop our intellectual property into commercially viable products

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive to our customers. We currently license certain proprietary technology to third parties and, if such technology becomes obsolete or less attractive, those licensees could terminate our license agreements, which could adversely affect our results of operations. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. We cannot provide assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. As part of our business strategy, we may from time to time seek to acquire businesses or assets that provide us with additional intellectual property. We may experience problems integrating acquired technologies into our existing technologies and products, and such acquired intellectual property may be subject to known or contingent liabilities such as infringement claims.

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

RISKS RELATED TO GOVERNMENT REGULATIONS AND TAXES

Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety or other governmental regulations

We are subject to various federal, state, local and foreign laws and regulations, including those related to the requirements of environmental, occupational health and safety, financial and other matters. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our, operating results, cash flows and financial condition. Our operations are subject to environmental and safety laws and regulations governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The operation of automotive parts manufacturing facilities entails risks in these areas, and we cannot assure that we will not incur material costs or liabilities as a result. Additionally, environmental laws, regulations, and permits and the enforcement thereof change frequently and have tended to become increasingly stringent over time, which may necessitate substantial capital expenditures or operating costs or may require changes of production processes. Although we have no known pending material environmental issues, there is no assurance that we will not be adversely impacted by any environmental costs, liabilities or claims in the future either under present laws and regulations or those that may be adopted or imposed in the future. Our costs, liabilities, and obligations relating to environmental matters may have a material adverse effect on our operating results, cash flows and financial condition.

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

Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or injury to one of our employees could occur in one of our facilities. Any accident or injury to our employees could result in litigation, manufacturing delays and harm to our reputation, which could negatively affect our business, financial condition or results of operations.

Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market

Government vehicle safety regulations are a key driver in our business. Historically, these regulations have imposed ever more stringent safety regulations for vehicles. These more stringent safety regulations often require vehicles to have more safety content per vehicle and more advanced safety products, which has thus been a driver of growth in our business.

However, these regulations are subject to change based on a number of factors that are not within our control, including new scientific or medical data, adverse publicity regarding the industry recalls and safety risks of airbags or seatbelts (for instance, to children and small adults), domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products. Changes in government regulations in response to these and other considerations could have a severe impact on our business. Although we believe that over time safety will continue to be a regulatory priority, if government priorities shift and we are unable to adapt to changing regulations, our business may suffer material adverse effects.

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

Additional information relating to our environmental management is included in the Annual Report in the “Management’s Discussion and Analysis” section “Environmental” on page 53 of the Annual Report.

Negative or unexpected tax developments could adversely affect our effective tax rate, operating results and financial condition

Our annual tax rate is based on our income and the tax laws in the jurisdictions in which we operate. Because of our global operations we face uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. Although we believe that our tax estimates are reasonable, the final determination of our tax liability may be different from what is reflected in our historical income tax provisions and accruals.

We are regularly examined by tax authorities around the world and we are currently under examination in a number of jurisdictions, which are inherently uncertain. Although we periodically assess the likelihood of adverse outcomes, negative or unexpected results from one or more of such reviews and audits, including any related interest or penalties by governmental authorities, could increase our effective tax rate and adversely impact our operating results.

The effective tax rates used for interim reporting are based on our projected full-year geographic earnings mix and consideration of our cash repatriation plans. Changes in currency exchange rates, earnings mix by taxing jurisdiction or in cash repatriation plans could impact our reported effective tax rates, or cause fluctuations in the tax rate from quarter to quarter. Any anti-trust judgements or settlements may not be tax deductible, which could have a material negative impact to our annual tax rate. A number of other factors may also increase our effective tax rate, which could have an adverse impact on our profitability and results of operations. Due to our numerous foreign operations, our tax rate may be impacted by our global mix of earnings if our pre-tax income is lower than anticipated in countries with lower statutory tax rates and/or is higher than anticipated in countries with higher statutory tax rates. Based on U.S. regulatory rules, we do not record current or deferred tax liabilities on permanent investments in our foreign subsidiaries and our foreign earnings that are indefinitely reinvested. However, if our non-U.S. subsidiaries were to distribute cash to our U.S. parent or make a cash outlay, such transactions may result in an increase to our effective tax rate.

Changes in, or changes in the application of, U.S. or foreign tax laws, regulations or accounting principles with respect to matters such as tax rates, transfer pricing, dividends and restrictions on certain forms of tax relief or limitations on favorable tax treatment could affect the carrying value of our deferred tax assets and/or our effective tax rate.

We may not be able to fully realize our deferred tax assets

We currently carry deferred tax assets, net of valuation allowances, resulting from deductible temporary differences and tax loss carry-forwards, both of which will reduce taxable income in the future. However, deferred tax assets may only be realized against taxable income. The amount of our deferred tax assets could be reduced, from time to time, due to adverse changes in our operations or in estimates of future taxable income from operations during the carry-forward period as a result of a deterioration in market conditions or other circumstances. Any such reduction would adversely affect our income in the period of the adjustment.

Additional information on our deferred tax assets is included in Note 4 to the Consolidated Financial Statements on pages 70-71 of the Annual Report.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Autoliv’s principal executive offices are located at Klarabergsviadukten 70, Section B7, SE-111 64, Stockholm, Sweden. Autoliv’s various businesses operate in a number of production facilities and offices. Autoliv believes that its properties are adequately maintained and suitable for their intended use and that the Company’s production facilities have adequate capacity for the Company’s current and foreseeable needs. All of Autoliv’s production facilities and offices are owned or leased by operating (either subsidiary or joint venture) companies.

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Reporting Segment(s)	Items Produced at Facility	Owned/ Leased
Brazil
Autoliv do Brasil Ltda.	Taubaté	Passive Safety	Seatbelts, airbags, steering wheels and seatbelt webbing	Owned
Canada
Autoliv Canada, Inc.	Tilbury	Passive Safety	Airbag cushions	Owned

Autoliv Electronics Canada, Inc.	Markham	Electronics	Airbag electronics, radar sensors	Leased

VOA Canada, Inc.	Collingwood	Passive Safety	Seatbelt webbing	Owned

China
Autoliv (Baoding) Vehicle Safety Systems Co., Ltd	Baoding	Passive Safety	Airbags	Leased

Autoliv (Changchun) Vehicle Safety Systems Co., Ltd.	Changchun	Passive Safety	Airbags and seatbelts	Owned

Autoliv (China) Electronics Co., Ltd.	Shanghai	Electronics	Airbag electronics	Owned

Autoliv (China) Inflator Co., Ltd.	Shanghai	Passive Safety	Airbag inflators	Owned

Autoliv (China) Steering Wheel Co., Ltd.	Shanghai	Passive Safety	Steering wheels	Owned

Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Passive Safety	Airbags and seatbelts	Owned

Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Passive Safety	Seatbelts	Owned

Autoliv Shenda (Nanjing) Automotive Components Co., Ltd.	Nanjing	Passive Safety	Seatbelt webbing	Owned

Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Passive Safety	Airbags	Owned

Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Passive Safety	Seatbelt webbing	Owned

Autoliv (Jiangsu) Automotive Safety Components Co., Ltd.	Jintan	Passive Safety	Gas generant, Airbag initiators and Airbag inflators	Owned

Autoliv (China) Automotive Safety Systems Co., Ltd.	Nantong	Passive Safety	Airbag cushions	Owned

Mei-An Autoliv Co., Ltd.	Taipei	Passive Safety	Seatbelts and airbags	Leased

Autoliv Nissin Brake Systems (Zhongshan) Co., Ltd	Zhongshan	Electronics	Brake control systems	Leased

Estonia
AS Norma	Tallinn	Passive Safety	Seatbelts and belt components	Owned

France
Autoliv Electronic SAS	Saint-Etienne du Rouvray	Electronics	Airbag electronics	Owned

Autoliv France SNC	Gournay-en-Bray	Passive Safety	Seatbelts and airbags	Owned

Autoliv Isodelta SAS	Chiré-en-Montreuil	Passive Safety	Steering wheels and covers	Owned

Livbag SAS	Pont-de-Buis	Passive Safety	Airbag inflators	Owned

N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Passive Safety	Airbag initiators and seatbelt micro gas generators	Owned

Germany
Autoliv B.V. & Co. KG	Dachau	Passive Safety	Airbags	Leased
	Elmshorn	Passive Safety	Seatbelts	Owned
Hungary
Autoliv Kft.	Sopronkovesd	Passive Safety	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Passive Safety	Seatbelts, airbags and steering wheels	Leased
	Mysore	Passive Safety	Seatbelt webbing	Owned
	Delhi	Passive Safety	Seatbelts, airbags and steering wheels	Leased
	Chennai	Passive Safety	Seatbelts	Leased
	Rudrapur	Passive Safety	Seatbelts	Leased
Indonesia
P.T. Autoliv Indonesia	Jakarta	Passive Safety	Seatbelts and steering wheels	Owned

Japan
Autoliv Japan Ltd.	Atsugi	Passive Safety	Steering wheels	Owned
	Hiroshima	Passive Safety	Airbags and steering wheels	Owned
	Taketoyo	Passive Safety	Airbag inflators	Owned
	Tsukuba	Passive Safety	Airbags and seatbelts	Owned

Autoliv Nissin Brake Systems Japan Co., Ltd	Ueda	Electronics	Brake control systems	Leased
	Shimo-Muroga	Electronics	Brake control systems	Leased
	Saku City	Electronics	Brake control systems	Leased

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Passive Safety	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Passive Safety	Steering wheels	Owned

Autoliv Mexico S.A. de C.V.	Lerma	Passive Safety	Seatbelts	Owned

Autoliv Safety Technology de Mexico S.A. de C.V.	Tijuana	Passive Safety	Seatbelts	Leased

Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Passive Safety	Airbag cushions	Leased
	Querétaro	Passive Safety	Airbags	Leased

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Passive Safety	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Passive Safety	Airbag cushions	Owned
	Jelcz-Laskowice	Passive Safety	Airbags and seatbelts	Owned

Romania
Autoliv Romania S.R.L.	Brasov	Passive Safety	Seatbelts, seatbelt webbing, airbags, airbag inflators, springs for retractors and height adjusters	Owned
	Lugoj	Passive Safety	Airbag cushions	Owned
	Covasna	Passive Safety	Steering wheels	Owned

Russia
OOO Autoliv	Togliatti	Passive Safety	Airbags, seatbelts and steering wheels	Leased

South Africa
Autoliv Southern Africa (Pty) Ltd.	Gauteng	Passive Safety	Seatbelts and airbags	Owned

South Korea
Autoliv Corporation	Seoul	Passive Safety	Airbags	Owned
	Wonju	Passive Safety	Seatbelts	Owned

Spain
Autoliv BKI S.A.U.	Valencia	Passive Safety	Airbags	Owned

Sweden
Autoliv Sverige AB	Vårgårda	Passive Safety and Electronics	Airbags, airbag inflators and airbag electronics, vision cameras and radar	Owned

Thailand
Autoliv Thailand Ltd.	Chonburi	Passive Safety	Seatbelts	Owned
	Chonburi	Passive Safety and Electronics	Airbags, airbag cushions, steering wheels, ECU and RSU	Leased

Tunisia
SWT1 SARL	El Fahs	Passive Safety	Leather wrapping of steering wheels	Owned & Leased
ASW3 SARL	Nadhour	Passive Safety	Leather wrapping of steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Passive Safety	Airbags, seatbelts, seatbelt components and steering wheels	Owned

United Kingdom
Airbags International Ltd	Congleton	Passive Safety	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City	Passive Safety	Airbag inflators	Owned
	Goleta	Electronics	Night vision	Leased
	Ogden	Passive Safety	Airbags	Owned
	Ogden	Passive Safety	Airbags and service parts	Leased
	Promontory	Passive Safety	Gas generant	Owned
	Tremonton	Passive Safety	Airbag initiators and seatbelt micro gas generators	Owned

Autoliv Nissin Brake Systems America LLC	Findlay	Electronics	Brake control systems	Leased

TECHNICAL CENTERS AND CRASH TEST TRACKS

Country / Company	Location	Reporting Segment(s)	Product(s) Supported

China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd.	Shanghai	Passive Safety and Electronics	Airbags and seatbelts with full-scale test laboratory

France
Autoliv France SNC	Gournay-en-Bray	Passive Safety	Airbags and seatbelts with full-scale test laboratory

Autoliv Electronics SAS	Cergy-Pontoise	Electronics	Electronics platform development and customer applications

Livbag SAS	Pont-de-Buis	Passive Safety	Inflator and pyrotechnic development

Germany
Autoliv B.V. & Co. KG	Dachau	Passive Safety and Electronics	Electronics customer applications and platform development, airbags with full-scale test laboratory
	Elmshorn	Passive Safety	Seatbelts with full-scale test laboratory
	Holzgerlingen	Electronics	Electronics customer application

India
Autoliv India Private Ltd.	Bangalore	Passive Safety and Electronics	Electronics, airbags and seatbelts with sled testing

Japan
Autoliv Japan Ltd.	Tsukuba	Passive Safety	Airbags and seatbelts with sled test laboratory
	Hiroshima	Electronics	Electronics platform development
	Yokohama	Electronics	Electronics platform development

Autoliv Nissin Brake Systems Japan Co., Ltd.	Tochigi	Electronics	Brake systems

Poland
Autoliv Poland Sp.z.o.o.	Olawa	Passive Safety	Airbags platform development

Romania
Autoliv Romania S.R.L.	Brasov	Passive Safety	Seatbelts with sled test laboratory
	Timisoara	Electronics	Electronics for passive and active safety

South Korea
Autoliv Corporation	Seoul	Passive Safety and Electronics	Electronics, airbags and seatbelts with sled test laboratory

Sweden
Autoliv Development AB	Vårgårda	Passive Safety and Electronics	Research center

Autoliv Sverige AB	Linköping	Electronics	Electronics platform development
	Vårgårda	Passive Safety	Airbags with full-scale test laboratory

USA
Autoliv ASP Inc.	Auburn Hills	Passive Safety	Airbags, seatbelts with full-scale test laboratory
	Ogden	Passive Safety	Airbags, inflators and pyrotechnics
	Southfield	Electronics	Brake systems, electronics customer application and platform development
	Lowell	Electronics	Electronics platform development

Additional information relating to the Company’s properties is included in the section titled “Superior Global Presence” on page 3 and in a chart titled “locations and capabilities” on pages 24-25 of the Annual Report and is incorporated herein by reference.

Item 3. Legal Proceedings

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial matters, product liability matters and other matters. Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, and with the exception of losses resulting from the antitrust matters described below, it is the opinion of management that the various legal proceedings and investigations to which the Company currently is a party will not have a material adverse impact on the consolidated financial position of Autoliv, but the Company cannot provide assurance that Autoliv will not experience material litigation, product liability or other losses in the future.

The Company is subject to ongoing antitrust investigations by governmental authorities in several jurisdictions, as well as related civil litigation. For further discussion of these antitrust matters and other legal proceedings see Note 16 Contingent Liabilities to the Consolidated Financial Statements on pages 78-79 of the Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market for Autoliv’s common stock including the relevant trading market, and approximate number of shareholders is included in the section titled “Share Performance and Shareholder Information” on pages 36-37 of the Annual Report and is incorporated herein by reference.

Share price and dividends

Information on the Company’s quarterly share prices and dividends declared and paid for the two most recent years, 2016 and 2015, is included in the “Share Price and Dividends” table on page 37 of the Annual Report and is incorporated herein by reference.

Stock repurchase program

Autoliv initiated its repurchase program in 2000 with 10 million shares and subsequently expanded the authorization four times between 2000 and 2014 to 47.5 million shares.

Such purchases may be made from time to time on the open market or otherwise at the discretion of management. There is no expiration date for the share repurchase authorization to provide management flexibility in the Company’s repurchases.

In total, Autoliv repurchased 43.1 million shares between May 2000 and March 31, 2015 for cash of $2,341 million, including commissions. The maximum number of shares that may yet be purchased under the stock repurchase program amounted to 4,424,760 shares at December 31, 2016.

Of the total number of repurchased shares, 23.6 million shares were utilized for the equity units offering during 2009-2012. In addition, 5.0 million shares have been utilized by the Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended. At December 31, 2016, 14.6 million of the repurchased shares remain in treasury stock.

During the quarter ended December 31, 2016, and since March 31, 2015, Autoliv made no share repurchases.

Additional information concerning the repurchase of Autoliv stock is included on pages 34-35 in the section “Creating Shareholder Value” of the Annual Report, and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2016 is included on page 93 of the Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December  31, 2016 is included on pages 39 through 57 of the Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Quantitative and Qualitative Disclosures about market risk are included in the Management’s Discussion and Analysis section “Risks and Risk Management” on pages 52 through 55 of the Annual Report and are incorporated herein by reference. See also Note 1 of the Notes to Consolidated Financial Statements on pages 62 through 66 of the Annual Report.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2016 and 2015 and the Consolidated Statements of Net Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2016, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included on pages 58 through 86 of the Annual Report and are incorporated herein by reference.

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

(b) Management’s Report on Internal Control Over Financial Reporting

The Management Report on Internal Control over Financial Reporting (as defined in Section 240.13a-15(f) or 240.15d-15(f) of the Exchange Act) is included on page 56 of the Annual Report immediately preceding the audited financial statements and is incorporated herein by reference.

The Company’s internal control over financial reporting as of December 31, 2016 has been audited by our independent registered public accounting firm, as stated in their report that is included on page 86 of the Annual Report and is incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding executive officers, directors and nominees for election as directors of Autoliv, Autoliv’s Audit Committee, Autoliv’s code of ethics, and compliance with Section 16(A) of the Securities Exchange Act is incorporated herein by reference from the information under the captions “Executive Officers of the Company” and “Item 1: Election of Directors”, “Committees of the Board” and “Audit Committee Report”, “Corporate Governance Guidelines and Codes of Conduct and Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Company’s 2017 Proxy Statement. Information on Board meeting attendance is provided under the caption “Board Meetings” in the 2017 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 regarding executive compensation for the year ended December 31, 2016 is included under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the 2017 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Compensation Committee is included in the sections “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the Amended and Restated 1997 Stock Incentive Plan

The following table provides information as of December 31, 2016, about the common stock that may be issued under the Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders (1)	738,151	$87.47	3,199,005
Equity compensation plans not approved by security holders	—	—	—

Total	738,151	$87.47	3,199,005

(1)	Autoliv, Inc. Amended and Restated 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, as amended by Amendment No. 1 dated December 17, 2010 and Amendment No. 2 dated May 8, 2012.
(2)	Excludes restricted stock units and performance shares which convert to shares of common stock for no consideration.
(3)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2016, no transactions took place that the Company deemed to require disclosure under Item 13. Further information regarding the Company’s policy and procedures concerning related party transactions is included under the caption “Related Person Transactions” in the 2017 Proxy Statement and is incorporated herein by reference. Information regarding director independence can be found under the caption “Board Independence” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of accounting services provided to Autoliv is included under the caption “Ratification of Appointment of Independent Auditors” in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)	Financial Statements

The following consolidated financial statements are included on pages 58 through 61 of the Annual Report and Selected Financial Data is included on page 93 of the Annual Report and are incorporated herein by reference:

(i)	Consolidated Statements of Net Income – Years ended December 31, 2016, 2015 and 2014 (page 58);

(ii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014 (page 58);

(iii)	Consolidated Balance Sheets – as of December 31, 2016 and 2015 (page 59);

(iv)	Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014 (page 60);

(v)	Consolidated Statements of Total Equity – as of December 31, 2016, 2015 and 2014 (page 61);

(vi)	Notes to Consolidated Financial Statements (pages 62 through 85); and

(vii)	Reports of Independent Registered Public Accounting Firm (page 86).

(2)	Financial Statement Schedules

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, they are not required, or the information required is included in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of July 16, 2015, by and among Autoliv ASP Inc., M/A-COM Technology Solutions Inc., M/A-COM Auto Solutions Inc. and, for the limited purposes specified therein, M/A-COM Technology Solutions Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-12933, filing date July 17, 2015).

3.1	Autoliv’s Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2015).

3.2	Autoliv’s Third Restated By-Laws, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-12933, filing date December 18, 2015).

4.1	Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009).

4.2	Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

4.3	Form of Note Purchase and Guaranty Agreement dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

4.4	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of March 23, 2016, with Skandinaviska Enskilda Banken AB (publ) serving as a custodian, incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 29, 2016).

10.1+	Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Autoliv’s Registration Statement on Form S-8 (File No. 333-26299, filing date May 1, 1997).

10.2+	Amendment No. 1 to the Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.3+	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers, incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.4+	Form of Supplementary Agreement to the Employment Agreement between Autoliv, Inc. and certain of its executive officers, incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.5+	Form of Severance Agreement between Autoliv, Inc. and certain of its executive officers, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

10.6+	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – notice, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.7+	Form of Supplementary Agreement to Employment Agreement between Autoliv, Inc. and certain of its executive officers – pension, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.8+	Form of Pension Agreement between Autoliv, Inc. and certain of its executive officers – additional pension, incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.9+	Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 001-12933, filing date March 11, 2004).

10.10+	Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson, incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.11+	Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Mr. Jan Carlson, incorporated herein by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.12+	Amended and Restated Autoliv, Inc. 1997 Stock Incentive Plan, incorporated herein by reference to Appendix A of the Definitive Proxy Statement of Autoliv, Inc. on Schedule 14A (filing date March 23, 2009).

10.13	Revolving Credit Facility Agreement, dated June 21, 2010, between Autoliv AB, Autoliv, Inc., and Nordea Bank AB (publ), incorporated herein by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.14	Facility Agreement, dated June 21, 2010, among Autoliv, Inc., Autoliv AB, Swedish Export Credit Corporation, National Export Credits Guarantee Board and Skandinaviska Enskilda Banken AB (publ), incorporated herein by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.15+	Amendment No. 1 to the Autoliv, Inc. 1997 Stock Incentive Plan as amended and restated on May 6, 2009, dated December 17, 2010, incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2011).

10.16+	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – pension, incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.17+	Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – non-equity incentive award, incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.18+	Amendment, dated December 19, 2011, to Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson (pension), incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.19	Remarketing Agreement, dated as of February 9, 2012, incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

10.20+	Plea Agreement, dated June 6, 2012, incorporated herein by reference to Exhibit 10.30 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.21+	Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan as amended and restated on May 6, 2009, dated May 8, 2012, incorporated herein by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.22+	Amendment, dated January 18, 2013 to Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson – additional pension, dated January 18, 2013, incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.23+	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (with Change-in-Control Severance Agreement), incorporated herein by reference to Exhibit 10.34 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.24+	Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (without Change-in-Control Severance Agreement), incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.25+	Form of Change-in-Control Severance Agreement between Autoliv, Inc. and certain of its executive officers, incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.26	Form of Indemnification Agreement between Autoliv, Inc. and its directors and certain of its executive officers, incorporated herein by reference to Exhibit 99.i to the Annual Report on Form 10-K (File No. 001-12933, filing date February 24, 2009).

10.27†	Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.28	Guarantee Agreement, dated July 16, 2013, between European Investment Bank and Autoliv, Inc., incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.29	Form of Note Purchase and Guaranty Agreement, dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

10.30+	Form of Supplement to Employment Agreement between Autoliv, Inc. and certain of its executive officers, dated August 13, 2014 and effective as of September 1, 2014, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 23, 2014).

10.31	Amendment, dated January 27, 2015, to the Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc., incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2015).

10.32	Consulting Agreement, dated as of July 16, 2015, by and between Autoliv ASP Inc. and M/A-COM Technology Solutions Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date July 17, 2015).

10.33+	International Assignment Agreement, dated as of August 27, 2015, by and among Autoliv ASP, Inc., Autoliv AB and Steven Fredin, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date August 28, 2015).

10.34+	Separation Agreement, dated August 28, 2015, between Autoliv, Inc. and Fredrik Peyron, incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2016).

10.35+	Employment Agreement, dated August 20, 2015, between Autoliv, Inc. and Lars Sjöbring, incorporated herein by reference to Exhibit 10.38 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2016).

10.36+	Separation Agreement, dated November 20, 2015, between Autoliv, Inc. and Mats Wallin, incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2016).

10.37+	Autoliv, Inc. Non-employee Director Compensation Policy adopted as of January 1, 2016, incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2016).

10.38	General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of March 23, 2016, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 29, 2016).

10.39+	Form of performance shares award agreement to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 29, 2016).

10.40+	Form of restricted stock units award agreement to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 29, 2016).

10.41+	Autoliv, Inc. Non-employee Director Compensation Policy, effective January 1, 2016, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 29, 2016).

10.42+	Employment Agreement, dated November 20, 2015, between Autoliv, Inc. and Mats Backman, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 22, 2016).

10.43+	Employment Agreement, dated December 15, 2015, between Autoliv, Inc. and Mikael Bratt, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 22, 2016).

10.44	Facilities Agreement of $1,100,000,000, dated July 14, 2016, among Autoliv, Inc., Autoliv ASP, Inc., Autoliv AB, HSBC Bank PLC, Mizuho Bank, Ltd. and Investment Banking, Skandinaviska Enskilda Banken AB (publ), and the other parties and lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 27, 2016).

10.45+	Mutual Separation Agreement, dated May 31, 2016 and effective as of May 18, 2016, between Autoliv, Inc. and Jonas Nilsson, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 27, 2016).

10.46+	Mutual Separation Agreement, dated September 30, 2016 and effective as of October 1, 2016, between Autoliv, Inc. and Frank Melzer, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 27, 2016).

10.47+*	Supplement to Employment Agreement, dated October 3, 2016, between Autoliv, Inc. and Johan Löfvenholm.

10.48+*	Supplement to Employment Agreement, dated October 3, 2016, between Autoliv, Inc. and Steve Fredin.

11	Information concerning the calculation of Autoliv’s earnings per share is included in Note 1 of the Consolidated Notes to Financial Statements contained in the Annual Report and is incorporated herein by reference.

12.1*	Ratio of Earnings to Fixed Charges.

13*	Autoliv’s Annual Report to Shareholders for the fiscal year ended December 31, 2016.

21*	Autoliv’s List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Total Equity; and (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
+	Management contract or compensatory plan.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 23, 2017.

AUTOLIV, INC.

(Registrant)

By /s/ Mats Backman

Mats Backman

Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 23, 2017.

Title	Name

Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	/s/ Jan Carlson Jan Carlson

Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ Mats Backman
Mats Backman

Director	/s/ Robert W. Alspaugh
Robert W. Alspaugh

Director	/s/ Aicha Evans
Aicha Evans

Director	/s/ Leif Johansson
Leif Johansson

Director	/s/ Franz-Josef Kortüm
Franz-Josef Kortüm

Director	/s/ David E. Kepler
David E. Kepler

Director	/s/ Xiaozhi Liu
Xiaozhi Liu

Director	/s/ George A. Lorch
George A. Lorch

Director	/s/ James M. Ringler
James M. Ringler

Director	/s/ Kazuhiko Sakamoto
Kazuhiko Sakamoto

Director	/s/ Wolfgang Ziebart
Wolfgang Ziebart