Form 10-Q
period 2017-03-31
AUTOLIV INC
filed 2017-04-28
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

Commission File No.: 001-12933

AUTOLIV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Klarabergsviadukten 70, Section B, 7th Floor,
Box 70381,
SE-107 24 Stockholm, Sweden	N/A
(Address of principal executive offices)	(Zip Code)

+46 8 587 20 600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if smaller reporting company)

Emerging Growth Company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 24, 2017, there were 88,325,126 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv, Inc. (“Autoliv,” the “Company” or “we”) or its management believes or anticipates may occur in the future. All forward-looking statements, including without limitation, management’s examination of historical operating trends and data as well as estimates of future sales, operating margin, cash flow, effective tax rate or other future operating performance or financial results are based upon our current expectations, various assumptions and/or data available from third parties. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “would,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations, restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the resolution of the Toyota Recall (defined below)); higher expenses for our pension and other postretirement benefits including higher funding requirements for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” in our Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended
	March 31, 2017	March 31, 2016
Net sales	$2,608.1	$2,430.0
Cost of sales	(2,065.6)	(1,929.0)
Gross profit	542.5	501.0
Selling, general and administrative expenses	(120.3)	(113.1)
Research, development and engineering expenses, net	(192.7)	(158.8)
Amortization of intangibles	(21.8)	(7.9)
Other income (expense), net	9.9	(16.0)
Operating income	217.6	205.2
Income from equity method investments	0.5	0.6
Interest income	2.0	1.2
Interest expense	(16.2)	(15.5)
Other non-operating items, net	(9.5)	(1.2)
Income before income taxes	194.4	190.3
Income tax expense	(52.3)	(56.8)
Net income	$142.1	$133.5
Less: Net (loss) income attributable to non-controlling interest	(1.8)	0.3
Net income attributable to controlling interest	$143.9	$133.2

Net earnings per share – basic 1)	$1.63	$1.51
Net earnings per share – diluted 1)	$1.62	$1.51

Weighted average number of shares outstanding, net of treasury shares (in millions)	88.3	88.1
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	88.5	88.3
Number of shares outstanding, excluding dilution and net of treasury shares (in millions)	88.3	88.2

Cash dividend per share – declared	$0.60	$0.58
Cash dividend per share – paid	$0.58	$0.56

1)	Participating share awards with right to receive dividend equivalents are under the two class method excluded from the earnings per share calculation (see Note 14).

See “Notes to unaudited condensed consolidated financial statements.”

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2017	March 31, 2016
Net income	$142.1	$133.5
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	88.4	59.6
Net change in cash flow hedges	(2.6)	(1.2)
Net change in unrealized components of defined benefit plans	1.7	1.2
Other comprehensive income, before tax	87.5	59.6
Tax effect allocated to other comprehensive income	(0.5)	(0.4)
Other comprehensive income, net of tax	87.0	59.2
Comprehensive income	$229.1	$192.7
Less: Comprehensive income attributable to non-controlling interest	4.0	0.3
Comprehensive income attributable to controlling interest	$225.1	$192.4

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	March 31, 2017 (unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$1,235.2	$1,226.7
Receivables, net	2,152.2	1,960.1
Inventories, net	758.6	773.4
Other current assets	183.0	180.7
Total current assets	4,329.0	4,140.9
Property, plant and equipment, net	1,724.3	1,658.1
Investments and other non-current assets	388.3	352.2
Goodwill	1,895.4	1,870.7
Intangible assets, net	180.5	212.5
Total assets	$8,517.5	$8,234.4

Liabilities and equity
Short-term debt	$225.2	$219.8
Accounts payable	1,217.6	1,196.5
Accrued expenses	986.2	921.0
Other current liabilities	272.3	260.3
Total current liabilities	2,701.3	2,597.6
Long-term debt	1,323.7	1,323.6
Pension liability	246.9	237.5
Other non-current liabilities	138.7	149.3
Total non-current liabilities	1,709.3	1,710.4
Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	3,952.7	3,861.8
Accumulated other comprehensive loss	(484.3)	(565.5)
Treasury stock	(1,046.8)	(1,051.2)
Total controlling interest	3,853.7	3,677.2
Non-controlling interest	253.2	249.2
Total equity	4,106.9	3,926.4
Total liabilities and equity	$8,517.5	$8,234.4

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2017	March 31, 2016
Operating activities
Net income	$142.1	$133.5
Depreciation and amortization	114.8	85.1
Other, net	(25.9)	3.3
Changes in operating assets and liabilities	(81.8)	(21.4)
Net cash provided by operating activities	149.2	200.5

Investing activities
Expenditures for property, plant and equipment	(129.5)	(91.8)
Proceeds from sale of property, plant and equipment	8.1	0.6
Acquisitions/divestitures of businesses and interest in affiliates, net	—	(227.4)
Net cash used in investing activities	(121.4)	(318.6)

Financing activities
Net increase (decrease) in short-term debt	4.6	(14.6)
Dividends paid to non-controlling interest	—	(1.7)
Dividends paid	(51.2)	(49.3)
Common stock options exercised	1.8	0.7
Other, net	—	0.2
Net cash used in financing activities	(44.8)	(64.7)
Effect of exchange rate changes on cash and cash equivalents	25.5	10.9
Increase (decrease) in cash and cash equivalents	8.5	(171.9)
Cash and cash equivalents at beginning of period	1,226.7	1,333.5
Cash and cash equivalents at end of period	$1,235.2	$1,161.6

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2017

1 Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited financial statements and all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. The result for the interim period is not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2017.

The Condensed Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv's other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.

2 Recently Issued Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the consolidated statements of net income separately from the service cost component and outside operating income. The amendments in ASU 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statements of net income. At the expected adoption as of January 1, 2018, the Company estimates that approximately $5-7 million of the net benefit cost will be reclassified from Operating Income to Other non-operating items, net in the consolidated statements of net income.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Instead, entities should perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of carrying amount over the fair value of the respective reporting unit. The amendments in ASU 2017-04 are effective for public business entities for annual or interim goodwill impairment tests in annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 effective January 1, 2017. As this standard is prospective in nature, the impact to our financial statements by not performing step 2 to measure the amount of any potential goodwill impairment will depend on various factors. However, the elimination of step 2 will reduce the complexity and cost of the subsequent measurement of goodwill.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The amendments in ASU 2017-01 are effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those periods. ASU 2017-01 should be applied prospectively. Early adoption is allowed. The Company early adopted ASU 2017-01 effective January 1, 2017 for new transactions that have not been reported in financial statements that have been issued or made available for issuance. As this standard is prospective in nature, the impact to our financial statements will depend on the nature of our future acquisitions.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 are effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The amendments in ASU 2016-18 should be applied using a retrospective transition method to each period presented. The Company early adopted ASU 2016-18 effective January 1, 2017. The adoption of ASU 2016-18 did not have a material impact on our consolidated financial statements for any period presented.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Consequently, the amendments in this ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of ASU 2016-16 are intellectual property and property, plant, and equipment. The amendments in ASU 2016-16 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of our pending adoption of ASU 2016-16 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which provides guidance on reducing the diversity in practice on eight cash flow classification issues and how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 are effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The amendments in ASU 2016-15 should be applied using a retrospective transition method to each period presented. The Company early adopted ASU 2016-15 effective January 1, 2017. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements for any period presented.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and early adoption is permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of our pending adoption of ASU 2016-13 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company adopted ASU 2016-09 effective January 1, 2017 and has elected to recognize forfeitures as they occur. The adoption of ASU 2016-09 did not have a material impact on the consolidated financial statements for any period presented.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted for all entities. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements, which will require right of use assets and lease liabilities to be recorded in the consolidated balance sheet for finance and operating leases.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016 and should be applied prospectively. The adoption of ASU 2015-11 did not have a material impact on the consolidated financial statements for any periods presented.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. In 2016 the FASB issued accounting standard updates to address implementation issues and to clarify guidance on identifying performance obligations, licenses and determining if a company is a principal or an agent. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be receive in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosure around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company intends to adopt ASU 2014-09 in the annual period beginning January 1, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company intends to apply the modified retrospective transition method. The Company is currently evaluating the impact of this standard on its operations, consolidated financial statements and footnote disclosures. The Company’s implementation process has included the identification of a dedicated lead project manager as well as a cross-functional project steering committee responsible for assessing the impact that the new standard will have on the Company’s accounting, financial statement presentation and disclosure for contracts with customers. The implementation team is finalizing its assessment phase of the project. This phase of the project has included the identification of the key revenue streams and the comparison of historical accounting policies and practices to the requirements of the new standard by revenue stream. The assessment has resulted in the identification of potential accounting differences that may arise from the application of the new standard. The implementation team has also made substantial progress in the contract review phase of the project which includes identifying the population of contracts for a deeper analysis of the potential accounting impacts due to the new standard for individual contracts. The implementation team has also begun the process of identifying changes to business processes, systems and controls to support recognition, presentation and disclosure under the new standard. The Company anticipates that the adoption of ASU 2014-09 will primarily impact the timing of revenue recognition for certain production parts contracts and will result in some changes to revenue related disclosures and financial statement presentation. For certain contracts, the production parts are highly customized products with no alternative use and the Company has an enforceable right to payment (with a reasonable margin) for performance completed to date. As a result, for these contracts, the Company will recognize revenue over time as the parts are being produced against firm orders received from the customer. Consistent with current treatment, shipping and handling costs associated with outbound shipments, after control of the product has transferred to a customer, will be accounted for as a fulfillment cost and included in cost of sales. In addition, certain payments made to customers in connection with future contracts may be deferred and amortized over future periods. The Company is continuing to assess the impact of the new standard.

3 Business Combinations

Autoliv-Nissin Brake Systems

On March 31, 2016, the Company acquired a 51% interest in the entities that formed Autoliv-Nissin Brake Systems (ANBS) for $262.5 million in cash. ANBS designs, manufactures and sells products in the brake control and actuation systems business. Nissin Kogyo retained a 49% interest in the entities that formed ANBS. The Company has management and operational control of ANBS and has consolidated the results of operation and balance sheet from ANBS from the date of the acquisition forward. The transaction was accounted for as a business combination (for further information, see the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017).

Total ANBS acquisition related costs were approximately $0.1 million for the first quarter ended March 31, 2017 and approximately $2.0 million for the year ended December 31, 2016. These costs were reflected in Selling, general and administrative expenses in the Consolidated Statements of Net Income.

The acquisition date fair value of the consideration transferred for the Company’s 51% interest in the entities that formed ANBS was $262.5 million in a cash transaction.

The following table summarizes the finalized fair values of identifiable assets acquired and liabilities assumed as of March 31, 2016:

Amounts recognized as of acquisition date March 31, 2016 (in millions)

Assets:
Cash and cash equivalents	$37.7
Receivables	1.5
Inventories	33.0
Other current assets	7.9
Property, plant and equipment	138.5
Other non-current assets	0.3
Intangibles	112.1
Goodwill	234.7
Total assets	$565.7

Liabilities:
Accounts payable	$6.0
Other current liabilities	23.1
Pension liabilities	9.1
Other non-current liabilities	12.7
Total liabilities	$50.9
Net assets acquired	$514.8
Less: Non-controlling interest	$(252.3)
Controlling interest	$262.5

Acquired Intangibles primarily consist of the fair value of customer contracts of $50.7 million and certain technology of $61.4 million. The customer contracts will be amortized straight-line over 7 years and the technology will be amortized straight-line over 10 years.

The recognized goodwill of $234.7 million reflects expected synergies from combining Autoliv's global reach and customer base with Nissin Kogyo's world leading expertise (including workforce) and technology in brake control and actuation systems. A significant portion of the goodwill is deductible for tax purposes.

4 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short term maturity of these instruments.

The fair value of the contingent consideration relating to the M/A-COM acquisition is re-measured on a recurring basis (for further information, see the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017). The Company has adjusted the fair value of the earn-out liability to $14 million as of March 31, 2017 based on actual revenue levels as well as changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period. An income of $13 million has been recognized within other income (expense), net in the Consolidated Statement of Net Income for the three months period ended March 31, 2017 due to the decrease in the contingent consideration liability. The reduced earn-out liability was largely offset by the impairment charge for a customer contract related to the M/A-COM acquisition as discussed below.

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding at March 31, 2017 were foreign exchange swaps and forward contracts. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. The forward contracts are designated as cash flow hedges of certain external purchases. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives, hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statements of Net Income along with the off-setting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income (OCI) and reclassified into the Consolidated Statements of Net Income when the hedge transaction affects net earnings. The Company uses the forward rate with respect to the measurement of changes in fair value of cash flow hedges when revaluing foreign exchange forward contracts. There were no material reclassifications from OCI to the Consolidated Statements of Net Income during the first three months of 2017. Any ineffectiveness in the first three months of 2017 was not material.

The Company’s derivatives are all classified as Level 2 of the fair value hierarchy and there have been no transfers between the levels during this or comparable periods (for further information, see Annual Report on Form 10-K for the year ended December 31, 2016).

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheet at March 31, 2017 and in the Consolidated Balance Sheet at December 31, 2016, have been presented on a gross basis. The amounts subject to netting agreements that the Company chose not to offset are presented below. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

	March 31, 2017
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments 1)
Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$58.9		$5.2		$0.4		Other current assets/ Other current liabilities
Foreign exchange forward contracts, less than 2 years (cash flow hedge)	4.5		0.0		0.1		Other non-current assets/ Other non-current liabilities
Total derivatives designated as hedging instruments	$63.4		$5.2		$0.5
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$269.9	2)	$0.3	3)	$0.6	4)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$269.9		$0.3		$0.6

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $231.4 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.2 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.5 million.

	December 31, 2016
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments 1)
Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$74.0		$7.6		$0.3		Other current assets/ Other current liabilities
Foreign exchange forward contracts, less than 2 years (cash flow hedge)	10.8		0.0		0.2		Other non-current assets/ Other non-current liabilities
Total derivatives designated as hedging instruments	$84.8		$7.6		$0.5
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$251.8	2)	$1.1	3)	$0.1	4)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$251.8		$1.1		$0.1

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $226.5 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.1 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.0 million.

Derivatives designated as hedging instruments

The derivatives designated as hedging instruments outstanding at March 31, 2017 and at December 31, 2016 were foreign exchange forward contracts, classified as cash flow hedges.

For the three months ended March 31, 2017 and March 31, 2016, the cumulative gains and losses recognized in OCI on the cash flow hedges were a loss of $1.0 million (net of taxes) and $1.0 million (net of taxes), respectively.

For the three months ended March 31, 2017 and March 31, 2016, the gains and losses reclassified from OCI and recognized in the Consolidated Statements of Net Income were a gain of $1.5 million (net of taxes) and $0.3 million (net of taxes), respectively. Any ineffectiveness in the first three months of 2017 and 2016 were not material.

The estimated net amount of the existing gains or losses at March 31, 2017 that is expected to be reclassified from OCI into the Consolidated Statements of Net Income within the next twelve months is a gain of $5.8 million (net of taxes).

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Net Income. The derivatives not designated as hedging instruments outstanding at March 31, 2017 and December 31, 2016 were foreign exchange swaps.

For the three months ended March 31, 2017 and March 31, 2016, the gains and losses recognized in other non-operating items, net were a loss of $1.4 million and a gain of $0.8 million, respectively, for derivative instruments not designated as hedging instruments.

For the three months ended March 31, 2017 and March 31, 2016, the gains and losses recognized as interest expense were immaterial.

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

	March 31,	March 31,	December 31,	December 31,
	2017	2017	2016	2016
	Carrying	Fair	Carrying	Fair
Long-term debt	value1)	value	value1)	value
U.S. Private placement	$1,311.9	$1,392.9	$1,312.4	$1,360.0
Other long-term debt	11.8	11.8	11.2	11.2
Total	$1,323.7	$1,404.7	$1,323.6	$1,371.2
Short-term debt
Overdrafts and other short-term debt	$43.8	$43.8	$39.7	$39.7
Short-term portion of long-term debt	181.4	187.2	180.1	185.6
Total	$225.2	$231.0	$219.8	$225.3

1)	Debt as reported in balance sheet.

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

At the end of the first quarter the Company received new indications from an OEM customer of our M/A-COM products resulting in an impairment trigger of the customer intangible asset as well as a renewed assessment of the earn-out liability. For the three months period ended March 31, 2017, the Company recognized an impairment charge to amortization of intangibles in the Consolidated Statement of Net Income for a customer contract of $12 million related to the M/A-COM acquisition (for further information, see the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017). The remaining fair value of $3 million related to this customer contract will be amortized straight-line over the remaining 9 months in 2017. The impairment charge was largely offset by the reduced earn-out liability discussed above and the net impact was a gain of $1 million in the first quarter of 2017.

5 Income Taxes

The effective tax rate in the first quarter of 2017 was 26.9% compared to 29.9% in the same quarter of 2016. Discrete tax items, net in the first quarter of 2017 had a favorable impact of 0.3%. In the first quarter of 2016, discrete tax items, net had an unfavorable impact of 1.7%.

For the three month period ended March 31, 2017, the tax rate has been favorably impacted by the mix of earnings in various jurisdictions compared to the same period in the prior year.

The Company files income tax returns in the United States federal jurisdiction, and various states and non-U.S. jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. federal income tax authorities for years prior to 2014. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2009.

As of March 31, 2017, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the first quarter of 2017, the Company recorded a net increase of $1.6 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. During the first quarter of 2017, the Company recorded a $0.4 million adjustment to income tax reserves for unrecognized tax benefits of prior years due to the lapse of the applicable statute of limitations. Of the total unrecognized tax benefits of $31.9 million recorded at March 31, 2017, $7.7 million is classified as current tax payable and $24.2 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

6 Inventories

Inventories are stated at the lower of cost (principally FIFO) and net realizable value. The components of inventories were as follows:

	As of
	March 31, 2017	December 31, 2016
Raw materials	$389.8	$378.2
Work in progress	263.1	256.7
Finished products	211.7	240.0
Inventories	$864.6	$874.9
Inventory valuation reserve	(106.0)	(101.5)
Total inventories, net of reserve	$758.6	$773.4

7 Goodwill

	Passive Safety Segment	Electronics Segment	Total
Carrying amount December 31, 2016	$1,380.6	$490.1	$1,870.7
Acquisition	—	16.9	16.9
Effect of currency translation	4.8	3.0	7.8
Carrying amount March 31, 2017	$1,385.4	$510.0	$1,895.4

The change of the goodwill amount in the first quarter of 2017 was a result of the finalization of the purchase price allocation for the ANBS acquisition (see Note 3).

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

Three months ended March 31, 2017

The employee-related restructuring provisions and cash payments for the three months ended March 31, 2017 mainly related to headcount reductions in high-cost countries in Europe and Asia. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2016 to March 31, 2017.

	December 31, 2016	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	March 31, 2017
Restructuring employee-related	$37.1	$2.3	$(0.1)	$(9.3)	$0.6	$30.6
Other	0.4	0.2	(0.4)	-	-	0.2
Total reserve	$37.5	$2.5	$(0.5)	$(9.3)	$0.6	$30.8

Three months ended March 31, 2016

The employee-related restructuring provisions and cash payments for the three months ended March 31, 2016 mainly related to headcount reductions in high-cost countries in Europe and Asia. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2015 to March 31, 2016.

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

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions and cash paid for the three months ended March 31, 2017 mainly related to recall issues and the provisions and cash paid for the three months ended March 31, 2016 mainly related to warranty related issues. The increase in the reserve balance compared to prior year is mainly due to 2016 recall related issues, whereof a majority of which is covered by insurance.

	Three months ended
	March 31, 2017	March 31, 2016
Reserve at beginning of the period	$120.1	$60.8
Change in reserve	7.1	4.0
Cash payments	(10.5)	(3.6)
Translation difference	1.0	0.6
Reserve at end of the period	$117.7	$61.8

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the condensed consolidated financial statements of the Company for the three month periods ended March 31, 2017 and March 31, 2016 and are not included in the table below.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended
	March 31, 2017	March 31, 2016
Service cost	$6.0	$5.3
Interest cost	5.3	5.3
Expected return on plan assets	(5.3)	(5.1)
Amortization prior service credit	0.1	(0.2)
Amortization of actuarial loss	2.0	1.5
Net Periodic Benefit Cost	$8.1	$6.8

11 Controlling and Non-Controlling Interest

	Three Months ended
	March 31, 2017			March 31, 2016
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$3,677.2	$249.2	$3,926.4	$3,455.6	$12.5	$3,468.1
Total Comprehensive Income:
Net income	143.9	(1.8)	142.1	133.2	0.3	133.5
Foreign currency translation	82.6	5.8	88.4	59.6	—	59.6
Net change in cash flow hedges	(2.6)	—	(2.6)	(1.2)	—	(1.2)
Defined benefit pension plan	1.2	—	1.2	0.8	—	0.8
Total Comprehensive Income	225.1	4.0	229.1	192.4	0.3	192.7
Common Stock incentives	4.4	—	4.4	3.3	—	3.3
Cash dividends declared	(53.0)	—	(53.0)	(51.1)	—	(51.1)
Dividends paid to non-controlling interest on subsidiary shares	—	—	—	—	(1.7)	(1.7)
Investment in subsidiary by non-controlling interest	—	—	—	—	253.9	253.9
Balance at end of period	$3,853.7	$253.2	$4,106.9	$3,600.2	$265.0	$3,865.2

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

In October 2014, one of the Company’s Brazilian subsidiaries received a notice of deficiency from the state tax authorities from the state of São Paulo, Brazil which, primarily, alleged violations of ICMS (VAT) payments and improper warehousing documentation. The aggregate assessment for all alleged violations was R$72.5 million (approximately $23 million), inclusive of fines, penalties and interest. The Company believes the full amount assessed is baseless and that it has reasonable legal and factual defenses to the assessment and, consequently, plans to defend its interests vigorously. However, the Company believes that a loss is probable with respect to at least a portion of the assessed amount and has accrued an amount in 2015 that was not material to the Company’s results of operations. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

In March 2015, the Company was informed of an investigation being conducted in Turkey by the Directorate of Kocaeli Customs Custody, Smuggling and Enquiry into the Company’s import and customs payment structure and the associated import taxes and fees for the period of 2006–2012. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has made no provision for any expenses as of March 31, 2017 with respect to this investigation.

ANTITRUST MATTERS

Authorities in several jurisdictions are currently conducting broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations include, but are not limited to, segments in which the Company operates. In addition to concluded and pending matters, authorities of other countries with significant light vehicle manufacturing or sales may initiate similar investigations. It is the Company’s policy to cooperate with governmental investigations.

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for an investigation of anti-competitive behavior among suppliers of occupant safety systems. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of March 31, 2017. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

In August 2014, the Competition Commission of South Africa (the “CCSA”) contacted the Company regarding an investigation into the Company’s sales of occupant safety systems in South Africa. The Company is cooperating with the CCSA. The Company believes that a loss with respect to this investigation is probable and has accrued amounts in 2016 that were not material to the Company’s results of operations to resolve this matter. The Company cannot predict or estimate the duration or ultimate outcome of the CCSA investigation.

On July 6, 2015, the Company learned that the General Superintendence of the Administrative Council for Economic Defense (“CADE”) in Brazil had initiated an investigation of an alleged cartel involving sales in Brazil of seatbelts, airbags, and steering wheels by the Company’s Brazilian subsidiary and the Brazilian subsidiary of a competitor. In November 2016, the Company and the CADE entered into a settlement agreement with respect to this matter for an amount that is not material to the Company’s results of operations. Settlement amounts were accrued for this matter during the periods ended December 31, 2015 and December 31, 2016, and payment of the accrued amounts was made during the period ended March 31, 2017.

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

In May 2014, the Company, without admitting any liability, entered into separate settlement agreements with representatives of the three classes of plaintiffs then pending in the MDL. Pursuant to the settlement agreements, the Company agreed to pay $40 million to the direct purchaser settlement class, $6 million to the auto dealer settlement class, and $19 million to the end-payor settlement class, for a total of $65 million. This amount was expensed during the second quarter of 2014. In January 2015, the MDL court granted final approval of the direct purchaser class settlement, which had been reduced to approximately $35.5 million because of opt-outs; in December 2015, the MDL court granted final approval of the auto dealer class settlement; and in June 2016, the MDL court granted final approval of the end-payor class settlement, over the objections of several individual class members, some of whom have appealed the MDL court’s approval of the Company’s end-payor settlement and several other defendants’ settlements that were approved at the same time. This appeal will delay the finality of the Company’s settlement with the end-payor class. In addition, several individuals and one insurer (and its affiliated entities) have opted-out of the pending end-payor class settlements, including the Company’s settlement. The class settlements do not resolve any claims of settlement class members who opt-out of the settlements or the unasserted claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities.

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

In April 2016, the Company entered into a settlement agreement with the truck and equipment dealers class for an amount that is not material to the Company’s results of operations. In November 2016, the MDL court granted final approval of the settlement and on February 3, 2017, the MDL court entered a final judgment dismissing the case against the Company.

The remaining four antitrust class action lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013; M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013; Ewert v. Autoliv, Inc. et al., filed in the Supreme Court of British Columbia on July 18, 2013; and Cindy Retallick and Jagjeet Singh Rajput v. Autoliv ASP, Inc. et al., filed in the Queen’s Bench of the Judicial Center of Regina in the province of Saskatchewan on May 14, 2014). The Canadian cases assert claims on behalf of putative classes of both direct and indirect purchasers of occupant safety systems. In February 2017, the Company entered into a settlement agreement with plaintiffs in three of the four class actions to settle on a nationwide class basis for an amount that is not material to the Company’s results of operations. The settlement is subject to court approvals following notice to the class members. Once approved, this national settlement will include the claims of the putative members of the fourth class action. The Company accrued amounts for the period ended December 31, 2016 in connection with these claims.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company determined pursuant to ASC 450 that a loss with respect to this issue is reasonably possible. If the Company is obligated to indemnify Toyota for the costs associated with the Toyota Recall, the Company expects that its insurance will generally cover such costs and liabilities and estimates that the Company’s loss, net of expected insurance recoveries, would be less than $20 million.  However, the ultimate costs of the Toyota Recall could be materially different. The main variables affecting the ultimate cost for the Company are: the determination of proportionate responsibility (if any) among Toyota, the Company, and any relevant sub-suppliers; the ultimate number of vehicles repaired; the cost of repair per vehicle; and the actual recoveries from sub-suppliers and insurers. The Company’s insurance policies generally include coverage of the costs of a recall, although costs related to replacement parts are generally not covered.

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

The table in Note 9 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three month periods ended March 31, 2017 and March 31, 2016.

13 Stock Incentive Plan

During 2016, the Compensation Committee of the Board of Directors approved a new long-term equity incentive (LTI) program to more closely reflect market practice and align pay delivery with our financial performance. The first grants under the new LTI program, where performance shares (PSs) replaced stock options (SOs) were made on February 15, 2016 and May 9, 2016 pursuant to which certain employees received 50% of their LTI grant value in the form of PSs and 50% in the form of restricted stock units (RSUs). The February 19, 2017 LTI grant also consisted of 50% PSs and 50% RSUs.

The grantee may earn 0%-200% of the target number of PSs based on the Company’s achievement of specified targets for the Company’s compound annual growth rate (CAGR) for sales and the Company’s CAGR in earnings per share relative to an established benchmark growth rate. Each performance target is weighted 50% and results are measured at the end of the three-year performance period. Each PS represents a promise to transfer a share of the Company’s common stock to the employee following completion of the performance period, provided that the performance goals mentioned above are met and provided, further, that the grantee remains employed through the performance period, subject to certain limited exceptions. The RSUs granted on February 15, 2016 and May 9, 2016 vest in three approximately equal annual installments beginning on the first anniversary of the grant date, and the RSUs granted on February 19, 2017 will vest in one installment on the third anniversary of the grant date, in each case subject to the grantee’s continued employment with the Company on each vesting date, subject to acceleration of vesting in certain circumstances. The RSUs and PSs granted in 2017 entitle the grantee to receive dividend equivalents in the form of additional RSUs and PSs subject to the same vesting conditions as the underlying RSUs and PSs, respectively.

The fair value of the RSUs and PSs granted under the LTI program are calculated as the grant date fair value of the shares expected to be issued. For the grants made during 2017, the fair value of a PS and a RSU is calculated by using the closing stock price at grant date. For the grants made during 2016 and earlier, the fair value of a RSU and a PS was estimated using the Black Scholes valuation model. The grant date fair value for the RSUs at February 19, 2017 was $7.9 million. This cost will be amortized straight line over the vesting period. The grant date fair value of the PSs at February 19, 2017 was $7.9 million. For PSs, the grant date fair value of the number of awards expected to vest is based on the Company’s best estimate of ultimate performance against the respective targets and is recognized as compensation cost on a straight-line basis over the requisite vesting period of the awards. The Company assesses the expected achievement levels at the end of each quarter. As of March 31, 2017, the Company believes it is probable that the performance conditions will be met and has accrued for the compensation expense accordingly. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to compensation expense.

14 Earnings per share

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). The diluted EPS reflects the potential dilution that could occur if common stock were issued for awards under the Company’s Stock Incentive Plan.

For the three months ended March 31, 2017 and March 31, 2016, approximately 0.2 million shares and 0.2 million shares, respectively, of common stock were not included in the computation of the diluted EPS, however these could potentially impact EPS in the future.

During the three months ended March 31, 2017 and March 31, 2016, approximately 95 thousand and 76 thousand shares of common stock, respectively, from the treasury stock have been utilized by the Company’s Stock Incentive Plan.

The computation of basic and diluted EPS were as follows:

(In millions, except per share amounts)	Three months ended
	March 31, 2017	March 31, 2016
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$143.9	$133.2
Participating share awards with dividend equivalent rights	-	-
Net income available to common shareholders	143.9	133.2
Earnings allocated to participating share awards 1)	(0.1)	-
Net income attributable to common shareholders	$143.8	$133.2

Denominator: 1)
Basic: Weighted average common stock	88.3	88.1
Add: Weighted average stock options/share awards	0.2	0.2
Diluted:	88.5	88.3

Basic EPS	$1.63	$1.51
Diluted EPS	$1.62	$1.51

1)

The Company’s unvested RSUs and PSs, which include the right to receive non-forfeitable dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

15 Segment Information

The Company has two segments, Passive Safety and Electronics. Passive Safety includes the Company’s airbag and seatbelt products and related expertise, while Electronics combines all of the Company’s electronics resources and expertise in restraint control and sensing, brake systems and active safety.

	Three months ended
Net sales, including Intersegment Sales (Dollars in millions)	March 31, 2017	March 31, 2016
Passive Safety	$2,040.2	$1,988.7
Electronics	583.3	456.4
Total segment sales	$2,623.5	$2,445.1
Corporate and other	1.4	0.3
Intersegment sales	(16.8)	(15.4)
Total net sales	$2,608.1	$2,430.0

	Three months ended
Income before Income Taxes (Dollars in millions)	March 31, 2017	March 31, 2016
Passive Safety	$204.9	$191.5
Electronics	13.6	11.8
Segment operating income	$218.5	$203.3
Corporate and other	(0.9)	1.9
Interest and other non-operating expenses, net	(23.7)	(15.5)
Income from equity method investments	0.5	0.6
Income before income taxes	$194.4	$190.3

	Three months ended
Capital Expenditures (Dollars in millions)	March 31, 2017	March 31, 2016
Passive Safety	$101.1	$72.8
Electronics	27.3	16.3
Corporate and other	1.1	2.7
Total capital expenditures	$129.5	$91.8

	Three months ended
Depreciation and Amortization (Dollars in millions)	March 31, 2017	March 31, 2016
Passive Safety	$73.1	$68.3
Electronics	38.8	14.7
Corporate and other	2.9	2.1
Total depreciation and amortization	$114.8	$85.1

	As of
Segment Assets (Dollars in millions)	March 31, 2017	December 31, 2016
Passive Safety	$5,923.9	$5,637.0
Electronics	1,734.5	1,715.5
Segment assets	$7,658.4	$7,352.5
Corporate and other1)	859.1	881.9
Total assets	$8,517.5	$8,234.4

1)	Corporate and other assets mainly consist of cash and cash equivalents, income taxes and equity method investments.

16 Subsequent Events

On April 18, 2017, the formation of the joint venture, named Zenuity, between Autoliv and Volvo Cars was completed. Autoliv made a total investment of around 1.1 billion SEK into the joint venture, the large majority of which was an initial cash contribution, but also included capital in-kind contribution of intellectual property, personnel and fixed assets. Volvo Cars contributed intellectual property, personnel and fixed assets into the joint venture. Headquartered in Gothenburg, Sweden with additional operations in Munich, Germany, and Detroit, USA, the workforce of close to 300 people includes employees transferred on the date of closing from each of Autoliv and Volvo Cars, respectively. The joint venture’s workforce is expected to grow to over 600 employees in the medium term. Zenuity is a new entrant in the growing global market for autonomous driving software systems. Autoliv is the exclusive supplier and distribution channel for all Zenuity’s products sold to third parties. Volvo Cars can source such products directly from the joint venture. Autoliv and Volvo Cars equally own 50% each of the shares in Zenuity AB and neither party has control. The Company will account for its 50% ownership in Zenuity AB as an equity method investment.

There were no other reportable events subsequent to March 31, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the United States Securities and Exchange Commission (the “SEC”) on February 23, 2017. Unless otherwise noted, all dollar amounts are in millions.

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

EXECUTIVE OVERVIEW

Autoliv’s first quarter developed slightly better than expected, with organic sales growth (non-U.S. GAAP measure, see reconciliation table below) and adjusted operating margin (non-U.S. GAAP measure, see reconciliation table below) both exceeding the Company’s expectations at the beginning of the quarter.

In Passive Safety, the Company’s share of order intake continued at a high level, further strengthening Autoliv’s future market share and growth expectations. The Passive Safety industry situation is unchanged from last year and Autoliv continues to focus on flawless execution on its high order intake.  The Company is continuing its engineering efforts but is gradually shifting to a production focus as it prepares to execute on the historically high order intake. Despite the short term strain on the Company in preparing for these deliveries, Passive Safety reached double digit operating margin in the quarter.

In Electronics, Autoliv won active safety orders with three OEMs in the quarter, taking the order total for the past twelve months to eight orders with five different OEMs. In addition, Autoliv is the main supplier of active safety products to the new Mercedes S-class and the Company announced in February a European premium OEM order win with Volvo Cars. This order means that Autoliv will supply active safety products, including radar and vision algorithms.

Autoliv continues to invest in competence and capacity for the future. The Company has now recruited 982 of the 1,000 engineers it intended to recruit between July 2016 and June 2017. About half of these engineers are in Passive Safety and half in Electronics.

In April, Autoliv announced the start of operations for Zenuity, the Company’s joint venture with Volvo Cars and platform for developing software for autonomous driving and driver assistance. Zenuity has already received considerable interest from several OEMs. The Zenuity initiative is part of the journey towards autonomous driving, which requires the fusion of a multitude of technologies and competences, which in turn requires a multitude of co-operations, alliances and other partnerships.

Light vehicle production grew by almost 6% in the quarter, with growth in all main regions. However, the Company currently see some uncertainties relating to light vehicle production growth, including high inventory levels and slower sales momentum, especially in North America and China. Autoliv continues to monitor the situation closely and is prepared to take any necessary actions in response to the shifts in light vehicle production. With quality remaining Autoliv’s first priority, it continues to deliver on its growth and margin opportunities while staying focused on saving more lives and creating value for the Company’s shareholders.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of March 31
	2017	2016
Total parent shareholders’ equity per share	$43.64	$40.82
Operating working capital 1)	$666	$563
Capital employed 6)	$4.419	$4,227
Net debt1)	$312	$362
Net debt to capitalization, % 11)	7	9

Gross margin, % 2)	20.8	20.6
Operating margin, % 3)	8.3	8.4

Return on total equity, % 7)	14.2	14.6
Return on capital employed, % 8)	20.2	20.8

No. of employees at period-end 9)	61,663	59,066
Headcount at period-end 10)	70,580	66,633
Days receivables outstanding 4)	75	74
Days inventory outstanding 5)	30	32

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”
2)	Gross profit relative to sales
3)	Operating income relative to sales
4)	Outstanding receivables relative to average daily sales
5)	Outstanding inventory relative to average daily sales
6)	Total equity and net debt
7)	Net income relative to average total equity
8)	Operating income and income from equity method investments, relative to average capital employed
9)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
10)	Employees plus temporary, hourly workers
11)	Net debt in relation to capital employed

THREE MONTHS ENDED MARCH 31, 2017 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2016

Market overview

Light Vehicle Production Development

Change vs. same quarter last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	7.2%	7.1%	1.7%	4.2%	6.3%	5.9%

1)	Source: IHS April 17, 2017.

Consolidated Sales

The Company has substantial operations outside the U.S. and at the present time approximately 74% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the U.S. sensitive to changes in U.S. dollar exchange rates when translated. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts by segment, of acquisitions/divestitures and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliations below presents the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited condensed consolidated financial statements.

The following table shows the Company’s consolidated net sales by segment and other for the first quarter 2017 and 2016, respectively:

Sales, including Intersegment Sales	Quarter January - March
(Dollars in millions)	2017	2016
Passive Safety	$2,040.2	$1,988.7
Electronics	583.3	456.4
Total segment sales	$2,623.5	$2,445.1
Corporate and other	1.4	0.3
Intersegment sales	(16.8)	(15.4)
Total net sales	$2,608.1	$2,430.0

Consolidated net sales increased by 7.3% compared to the same quarter of 2016 with an organic growth (non-U.S. GAAP measure, see reconciliation table below) of 4.4%, negative currency translation of around 2% and impact from acquisitions of 5%. Key drivers for the organic growth were Europe, Japan and India.

Passive Safety Sales

Change vs. same quarter last year
(Dollars in millions)	Q1 2017	Q1 2016	Reported (U.S. GAAP)	Currency effects1)	Organic change3)
Airbag2)	$1,354.3	$1,324.8	2.2%	(1.9)%	4.1%
Seatbelt2)	687.1	664.1	3.5%	(2.5)%	6.0%
Intersegment sales	(1.2)	(0.2)	—	—	—
Total Passive Safety Sales	$2,040.2	$1,988.7	2.6%	(2.1)%	4.7%

1)	Effects from currency translations.
2)	Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation tables below.

Consolidated Passive Safety segment sales increased by 2.6% to $2,040 million. Excluding negative currency translation effects, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table below) was 4.7%.

Airbag sales had solid growth from frontal airbags in Japan (Mitsubishi and Toyota) and India (Hyundai/Kia and Suzuki). Growth in steering wheels contributed about 1.0pp to the total organic sales growth (Non-U.S. GAAP measure), and was mainly driven by increases in Europe (Mercedes and Renault) and Japan (Mitsubishi and Toyota).

Seatbelt sales growth came mainly from Europe (especially with Volkswagen and Volvo) and North America (Volkswagen and Hyundai/Kia).

Inflator replacement sales affected the segment’s organic sales growth (Non-U.S. GAAP measure) negatively by less than 0.5pp.

Electronics Sales

Change vs. same quarter last year
(Dollars in millions)	Q1 2017	Q1 2016	Reported (U.S. GAAP)	Acquisitions/ Divestitures	Currency effects1)	Organic Change2)
Restraint Control and Sensing 3)	$254.7	$250.6	1.6%	—	(1.0)%	2.6%
Active Safety	191.5	190.5	0.5%	—	(2.9)%	3.4%
Brake Systems	120.5	—	100.0%	100.0%	—	—
Intersegment sales	16.6	15.3	—	—	—	—
Total Electronic Sales	$583.3	$456.4	27.8%	26.7%	(1.8)%	2.9%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation tables below.
3)	Including Corporate and other sales.

Consolidated Electronics segment sales increased by 27.8% to $583 million compared to the same quarter 2016. Excluding the formation of ANBS and negative currency translation effects, the organic sales growth (Non-U.S. GAAP measure, see reconciliation table below) was 2.9%.

Restraint Control and Sensing sales (mainly airbag control modules and remote sensing units) grew mainly due to Hyundai/Kia in China and South Korea, partially offset by decreases for Ford in North America and Mazda in Japan.

The organic sales increase (Non-U.S. GAAP measure) for Active Safety (mainly automotive radars, night vision systems, cameras with driver assist systems and positioning systems) was positively impacted by double-digit organic sales growth of radar and camera systems (especially due to models from Honda, Mercedes and FCA) and negatively impacted by sales declines for positioning systems in North America as well as the ramp-down of our internally developed brake control system.

Brake Systems sales amounted to 21% of consolidated sales for the Electronics segment.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2017

(Dollars in millions)

The following tables show the organic change for the first quarter ended March 31, 2017 compared to the same period last year:

	Passive Safety		Electronics		Other and eliminations	Total
	%	$	%	$	$	%	$
Reported change	2.6	$51.5	27.8	$126.9	$(0.3)	7.3	$178.1
Currency effects1)	(2.1)	(41.5)	(1.8)	(8.5)	0.5	(2.1)	(49.5)
Acquisitions/divestitures	—	—	26.7	121.9	(1.4)	5.0	120.5
Organic change	4.7	$93.0	2.9	$13.5	$0.6	4.4	$107.1
1)	Effects from currency translations.

	Airbag Products2)		Seatbelt Products2)		Restraint Control and Sensing 2)		Active Safety		Brake Systems		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Reported change	2.2	$29.5	3.5	$23.0	1.6	$4.1	0.5	$1.0	100.0	$120.5	7.3	$178.1
Currency effects1)	(1.9)	(24.7)	(2.5)	(16.9)	(1.0)	(2.5)	(2.9)	(5.4)	—	—	(2.1)	(49.5)
Acquisitions/divestitures	—	—	—	—	—	—	—	—	100.0	120.5	5.0	120.5
Organic change	4.1	$54.2	6.0	$39.9	2.6	$6.6	3.4	$6.4	—	$—	4.4	$107.1

1)	Effects from currency translations. 2) Including Corporate and other sales.

Sales by Region

The tables below reconciles the reported change by geographic region to organic change for the first quarter ended March 31, 2017 compared to the same period last year:

	Sales (MUSD)	Reported (U.S. GAAP)	Acquisitions/ Divestitures	Currency effects1)	Organic change2)
Asia	$916.0	12.8%	10.4%	(1.4)%	3.8%
Whereof: China	$423.4	6.9%	9.2%	(5.0)%	2.7%
Japan	$261.6	32.0%	24.1%	1.1%	6.8%
Rest of Asia	$231.0	6.3%	—	3.1%	3.2%
Americas	$863.6	4.4%	4.4%	(1.5)%	1.5%
Europe	$828.5	4.7%	—	(3.3)%	8.0%
Global	$2,608.1	7.3%	5.0%	(2.1)%	4.4%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2017

(Dollars in millions)

	China		Japan		Rest of Asia		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Reported change	6.9	$27.1	32.0	$63.4	6.3	$13.7	4.4	$36.7	4.7	$37.2	7.3	$178.1
Currency effects1)	(5.0)	(20.1)	1.1	2.1	3.1	6.8	(1.5)	(12.2)	(3.3)	(26.1)	(2.1)	(49.5)
Acquisitions/divestitures	9.2	36.6	24.1	47.8	—	—	4.4	36.1	—	—	5.0	120.5
Organic change	2.7	$10.6	6.8	$13.5	3.2	$6.9	1.5	$12.8	8.0	$63.3	4.4	$107.1

1)	Effects from currency translations.

The organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) of 4.4% in the quarter was mainly driven by the organic growth in Europe, Japan and India. The inflator replacement sales impacted organic growth negatively by less than 0.5pp. Light vehicle production grew by 5.9%, according to IHS, and although we underperformed in the first quarter of 2017, we still expect to outperform for the full year of 2017.

The organic sales increase (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in China was mainly driven by the global OEMs, primarily Renault/Nissan as well as replacement inflator sales. Organic sales to the domestic OEMs declined slightly, primarily caused by lower sales to SAIC-GM which was partly offset by strong sales to models from Geely and Great Wall.

Organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in Japan was driven by the Japanese OEMs, in particular Mitsubishi, Toyota and Nissan. Offsetting effects are seen with decreasing sales of replacement inflators.

Organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in the Rest of Asia was driven by strong sales development in India, mainly to Hyundai, Suzuki and Tata. Sales in South Korea decreased slightly with Hyundai and GM, while sales in Thailand decreased due to lower sales to Mitsubishi.

Sales from Autoliv’s companies in Americas grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 1.5%. North America grew close to 1% organically, driven primarily by FCA, Hyundai/Kia and VW, partly offset by lower sales to Ford, GM and Nissan. South America grew organically by 36%, primarily with Chevrolet and VW.

The organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) in the quarter from Autoliv’s companies in Europe was mainly driven by Mercedes, especially the continued ramp up of the E-Class with high Active Safety content together with increased LVP for GLC with Radar Systems. Sales to Renault and VW were also significant organic growth contributors while offsetting effects were mainly seen with GM and Peugeot.

Earnings

(Dollars in millions, except per share data)	Three months ended March, 2017	Three months ended March, 2016	Change
Net Sales	$2,608.1	$2,430.0	7.3%
Gross profit	$542.5	$501.0	8.3%
% of sales	20.8%	20.6%	0.2	pp
S,G&A	$(120.3)	$(113.1)	6.4%
% of sales	(4.6)%	(4.7)%	0.1	pp
R,D&E net	$(192.7)	$(158.8)	21.3%
% of sales	(7.4)%	(6.5)%	(0.9	)pp
Operating income	$217.6	$205.2	6.0%
% of sales	8.3%	8.4%	(0.1	)pp
Income before taxes	$194.4	$190.3	2.2%
Tax rate	26.9%	29.9%	(3.0	)pp
Net income	$142.1	$133.5	6.4%
Net income attributable to controlling interest	$143.9	$133.2	8.0%
Earnings per share, diluted1)	$1.62	$1.51	7.3%

1)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two class method excluded from the EPS calculation.

The gross profit for the first quarter 2017 was $42 million higher than in the same quarter 2016. The gross margin increased by 0.2pp to 20.8% compared to the same quarter in 2016, mainly as a result of higher sales and favorable currency effects, partly offset by costs related to investments for growth and negative impact from raw material prices.

Selling, General and Administrative (S,G&A) expenses increased by $7 million compared to the same quarter of the previous year, but remained almost unchanged in relation to sales.

Research, Development & Engineering (R,D&E) expenses, net, increased by 21% compared to the same quarter of the previous year, amounting to 7.4% of sales compared to 6.5% of sales in the first quarter of 2016.

Operating income increased by $12 million to $218 million, or 8.3% of sales, compared to 8.4% of sales in the same quarter of 2016. The improved gross margin was more than offset by higher R,D&E, net to support future growth as well as acquisition effects.

Income before taxes increased by $4 million compared to the same quarter of the previous year. Net income attributable to controlling interest was $144 million, an increase of $11 million from the first quarter of 2016.

The effective tax rate in the first quarter of 2017 was 26.9% compared to 29.9% in the same quarter of 2016. Discrete tax items, net had a favorable impact of 0.3pp whereas in the same quarter of 2016 discrete tax items, net had an unfavorable impact of 1.7pp. The tax rate in the first quarter of 2017 was positively impacted by a favorable mix of earnings and tax rates in various jurisdictions compared to the first quarter of 2016.

Earnings per share (EPS) assuming dilution increased by 7% to $1.62 compared to $1.51 for the same period one year ago. The main positive items affecting EPS were 12 cents from lower capacity alignment and antitrust related matters and 4 cents from higher operating income, offset by 6 cents from currency effects.

The weighted average number of shares outstanding assuming dilution was 88.5 million compared to 88.3 million in the first quarter of 2016.

Segment Performance

The Company reports its results in two segments, Passive Safety and Electronics. Corporate sales and income, capital expenditures and depreciation and amortization for the reportable segments can be found in Note 15 Segment Information to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Passive Safety

(Dollars in millions)	Three months ended March 31, 2017	Three months ended March 31, 2016	Change		Organic change1)
Segment sales	$2,040.2	$1,988.7	2.6%		4.7%
Segment operating income	$204.9	$191.5	7.0%
Segment operating margin	10.0%	9.6%	0.4	pp
Headcount	63,262	60,153	5.2%

1)	Non-U.S. GAAP measure, see reconciliation table above.

Compared to the same period last year, the operating income was positively impacted by higher sales and lower costs for capacity alignments while higher investments in R,D&E, net, as well as other costs supporting near term growth and increased raw material costs had a negative effect. Despite this, the operating margin reached 10.0%.

The Company’s share of order intake continued at a high level in the first quarter of 2017. We continue to adapt our organization to the higher level of order intake that began in 2015. The focus is gradually shifting from managing an increase in application engineering to managing an increase in production starting towards the end of this year. The costs for growth relative to sales should be close to its peak.

The Company is also focused on being able to manage the increase in orders while still being prepared for possible changes in light vehicle production. The Company is closely monitoring the market development, particularly in North America and China.

During the quarter, the Company rolled out a new strengthened engineering organization, which it expects will facilitate an increased focus on productivity improvements.

Raw material price increases continue to be a challenge, which is likely to continue throughout the year, and the Company will continue it efforts to mitigate this trend.

Electronics

(Dollars in millions)	Three months ended March 31, 2017	Three months ended March 31, 2016	Change		Organic change1)
Segment sales	$583.3	$456.4	27.8%		2.9%
Segment operating income	$13.6	$11.8	15.3%
Segment operating margin	2.3%	2.6%	(0.3)	pp
Headcount	6,933	6,124	13.2%
1)	Non-U.S. GAAP measure, see reconciliation table above.

The operating margin declined despite higher sales, primarily due to higher investments in R,D&E, net, supporting long term growth. Headcount increased with 809, of which 85% was within R,D&E.

In the first quarter, the Company won active safety orders with three different OEMs. In the past 12 months, the Company has won eight active safety orders with five different OEMs.

In April, the Company announced the start of operations of Zenuity, its joint venture with Volvo Cars and that Autoliv is the main supplier of active safety products to the new Mercedes S-class. In addition, the European premium OEM order win Autoliv announced in February is with Volvo Cars. This order means that Autoliv will supply active safety products, including radar and vision algorithms.

The Company anticipates strategic value in the technology from the MACOM acquisition. However, the faster than expected ramp-down of the positioning systems sales have resulted in an adjustment of an acquired intangible asset and the contingent consideration liability with limited net impact in the profit and loss account.

The work to integrate ANBS into Autoliv continues. Brake Systems’ sales are closely dependent on one customer and a limited number of vehicle models. Sales for these models have been lower than expected and therefore sales for Brake Systems is lower than we previously expected. The large order announced in February with a new customer was therefore an important breakthrough for the global opportunities Autoliv anticipates for Brake Systems.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $149 million compared to $201 million in the same quarter of 2016. The decrease was primarily related to the increase in working capital, driven by unfavorable timing effects from working capital and lower factoring volumes.

Net cash provided by operating activities less net cash used in investing activities was $28 million compared to negative $118 million during the same quarter of 2016. The first quarter of 2016 was negatively impacted by the Nissin Kogyo acquisition. Capital expenditures, net, of $121 million were $7 million more than depreciation and amortization expense during the quarter and $30 million more than capital expenditures, net during the first quarter of 2016, as the Company continues to invest for future growth.

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

Reconciliation of “Operating working capital” to U.S. GAAP financial measure

(Dollars in millions)

	March 31, 2017	December 31, 2016
Total current assets	$4,329.0	$4,140.9
Total current liabilities	(2,701.3)	(2,597.6)
Working capital	1,627.7	1,543.3
Cash and cash equivalents	(1,235.2)	(1,226.7)
Short-term debt	225.2	219.8
Derivative (asset) and liability, current	(4.5)	(8.4)
Dividends payable	53.0	51.2
Operating working capital	$666.2	$579.2

During the quarter, working capital increased to 16% of sales from 15% of sales on December 31, 2016 and operating working capital (Non-U.S. GAAP measure, see reconciliation table above) as a percentage of sales was 6.5%, up from 6.0% on March 31, 2016. The Company targets that operating working capital in relation to the last 12-month sales should not exceed 10%.

Accounts receivable in relation to sales increased to 75 days outstanding from 74 days outstanding on December 31, 2016 as well as on March 31, 2016. Days inventory outstanding was 30 days, down from 33 days on December 31, 2016 and from 32 days on March 31, 2016.

As part of efficiently managing the Company's overall cost of funds, the Company routinely enter into "debt-related derivatives" (DRD) as part of its debt management. Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company's debt. DRD are fair value adjustments to the carrying value of the underlying debt. Included in the DRD is also the unamortized fair value adjustment related to a discontinued fair value hedge which will be amortized over the remaining life of the debt. By adjusting for DRD, the total financial liability of net debt is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of “Net debt” to U.S. GAAP financial measure

(Dollars in millions)

	March 31, 2017	December 31, 2016
Short-term debt	$225.2	$219.8
Long-term debt	1,323.7	1,323.6
Total debt	1,548.9	1,543.4
Cash and cash equivalents	(1,235.2)	(1,226.7)
Debt-related derivatives	(1.6)	(3.4)
Net debt	$312.1	$313.3

The Company’s net debt position (Non-U.S. GAAP measure, see reconciliation table above) decreased by $1 million during the quarter to $312 million at March 31, 2017. Gross interest-bearing debt increased during the quarter by $6 million to $1,549 million.

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

Calculation of “Leverage ratio”

(Dollars in millions)

	March 31, 2017	December 31, 2016	March 31, 2016
Net debt1)	$312.1	$313.3	$361.9
Pension liabilities	246.9	237.5	215.2
Debt per the Policy	$559.0	$550.8	$577.1

Income before income taxes 2)	$807.9	$803.8	$801.5
Plus: Interest expense, net 2,3)	57.8	57.9	60.0
Depreciation and amortization of intangibles 2,4)	412.7	383.0	330.5
EBITDA per the Policy	$1,278.4	$1,244.7	$1,192.0
Leverage ratio	0.4	0.4	0.5

1)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.
4)	Including impairment write-offs, if any.

Autoliv’s policy is to maintain a leverage ratio (Non-U.S. GAAP measure, see calculation in table above) commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (Non-U.S. GAAP measure, see reconciliation table above) adjusted for pension liabilities in relation to EBITDA (earnings before interest, taxes, depreciation and amortization). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of March 31, 2017, the Company had a leverage ratio of 0.4x. The leverage ratio declined from 0.5x the same quarter prior year as a result of the lower net debt.

During the quarter, total equity increased by $181 million to $4,107 million, mainly due to positive currency translations of $88 million and $142 million from net income. The increase was partly offset by $53 million in dividends. Total parent shareholders’ equity was $3,854 million corresponding to $43.64 per share.

Headcount

	March 31, 2017	December 31, 2016	March 31, 2016
Headcount	70,580	70,293	66,633
Whereof: Direct workers in manufacturing	67%	68%	69%
Best Cost Countries	75%	75%	74%
Temporary personnel	13%	13%	11%

Compared to December 31, 2016, total headcount (permanent employees and temporary personnel) increased by 287 people, mainly due to the continued hiring of engineers.

Outlook

Mainly based on our customer call-offs, we expect organic sales for the second quarter of 2017 to grow by around 2% compared to the same quarter of 2016. Currency translations are expected to have a negative effect of around 3%, resulting in a consolidated sales decline of around 1%. The adjusted operating margin, excluding costs for capacity alignments and antitrust related matters, is expected to be around 8.5%.

The expectation for the full year 2017 remains unchanged at an organic sales growth of around 4%. Currency translations and M&A activities are expected to have a combined negative effect of less than 1%, resulting in a consolidated sales increase of around 3%. The expectation for the full year adjusted operating margin remains around 8.5%, excluding costs for capacity alignments and antitrust related matters.

The projected tax rate, excluding any discrete items, for the full year 2017, is expected to be around 30% and is subject to change due to any discrete or nonrecurring events that may occur.

We expect the operational cash flow for the full year 2017 to remain strong and to be more than $0.8 billion, excluding antitrust related matters and any other discrete items. Supporting our growth strategy, capital expenditures are expected to be in the range of 5-6% of sales for the full year, while R,D&E investments, net are expected to be at the high end of the 6.5-7.0% range of sales for the full year.

The forward looking non-U.S. GAAP financial measures above are provided on a non-U.S. GAAP basis. Autoliv has not provided a U.S. GAAP reconciliation of these measures because items that impact these measures, such as costs related to capacity alignments and antitrust matters, cannot be reasonably predicted or determined. As a result, such reconciliation is not available without unreasonable efforts and Autoliv is unable to determine the probable significance of the unavailable information.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2017, the Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

OTHER RECENT EVENTS

Launches in the First Quarter of 2017

Kia KX7/Sorento

Driver airbag, passenger airbag, side airbag, inflatable curtain and safety electronics.

Skoda Kodiaq

Side airbag and active seatbelt with pretensioner.

Nissan Micra

Passenger airbag, side airbag, inflatable curtain and seatbelts with pretensioners.

Mercedes E-Class Coupé/Cabriolet

Driver airbag with steering wheel, passenger airbag, knee airbag, active seatbelt with pretensioner, ADAS ECU, radar and camera system.

Suzuki Swift

Passenger airbag, side airbag and seatbelt with pretensioner.

Chevrolet Equinox

Safety electronics.

Jeep Compass

Driver airbag with steering wheel, inflatable curtain, seatbelt with pretensioner and radar system.

VW Arteon

Driver airbag with steering wheel, passenger airbag, side airbag and active seatbelt with pretensioner.

Range Rover Velar

Seatbelt with pretensioner.

Other Events

•

On April 5, 2017, Autoliv announced it was recognized by General Motors as a Supplier of the Year Winner. This was the sixth time Autoliv has received the award. Autoliv was honored for its Sensing and Diagnostic Modules used to control the vehicle passive safety restraints system by sensing impact events. Proprietary algorithms deploy the appropriate vehicle restraint devices to protect the occupants. Winning suppliers were chosen by a global team of GM purchasing, engineering, quality, manufacturing and logistics executives and selected based on performance criteria in Product Purchasing, Indirect Purchasing, Customer Care and Aftersales, and Logistics.

•

On April 18, 2017, Autoliv announced the start of operations of Zenuity, Autoliv’s and Volvo Cars’ autonomous driving joint venture. Zenuity is a new entrant in the growing global market for autonomous driving software systems. It marks the first time a premium car maker has joined forces with a tier one supplier to develop leading advanced driver assist systems (ADAS) and autonomous driving (AD) technologies. Headquartered in Gothenburg, Sweden, with additional operations in Munich, Germany and Detroit, USA, the initial workforce of close to 300 people is from Autoliv and Volvo Cars as well as some new hires. The joint venture’s workforce is expected to grow to over 600 employees in the medium term.

Dividend

On February 20, 2017, the Company declared a quarterly dividend to shareholders of 60 cents per share for the second quarter 2017, an increase of 2 cents per share from the previous level, with the following payment schedule:

Ex-date (common stock)	May 15, 2017
Ex-date (SDRs)	May 16, 2017
Record Date	May 17, 2017
Payment Date	June 1, 2017

Next Report

Autoliv intends to publish the quarterly earnings report for the second quarter of 2017 on Friday, July 21, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as noted below, as of March 31, 2017, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

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

ITEM 1A. RISK FACTORS

As of March 31, 2017, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended March 31, 2017, Autoliv made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000 and reactivated during the fourth quarter of 2013. Under the existing authorizations, another 4.4 million shares may be repurchased. The stock repurchase program does not have an expiration date.

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

10.1*	Autoliv, Inc. Non-employee Director Compensation Policy, effective January 1, 2017.

10.2*+	Amendment No. 3 to the Autoliv, Inc. 1997 Stock Incentive Plan as amended and restated on May 6, 2009, dated April 24, 2017.

10.3*+	Form of Non-Employee Director restricted stock unit award agreement to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

10.4*+	Form of Employee restricted stock unit award agreement (2017) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

10.5*+	Form of performance share award agreement (2017) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

31.1 *	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
+	Management Contract or Compensatory Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2017

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)