Form 10-Q
period 2017-06-30
AUTOLIV INC
filed 2017-07-21
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 17, 2017, there were 86,913,622 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations, restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the resolution of the Toyota Recall (defined below)); higher expenses for our pension and other postretirement benefits including higher funding requirements for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” in our Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$2,544.9	$2,578.5	$5,153.0	$5,008.5
Cost of sales	(2,009.4)	(2,052.0)	(4,075.0)	(3,981.0)
Gross profit	535.5	526.5	1,078.0	1,027.5
Selling, general and administrative expenses	(124.7)	(120.3)	(245.0)	(233.4)
Research, development and engineering expenses, net	(195.5)	(176.4)	(388.2)	(335.2)
Amortization of intangibles	(7.4)	(11.9)	(29.2)	(19.8)
Other income (expense), net	8.5	(5.2)	18.4	(21.2)
Operating income	216.4	212.7	434.0	417.9
(Loss) income from equity method investments	(7.6)	0.1	(7.1)	0.7
Interest income	1.8	0.9	3.8	2.1
Interest expense	(15.1)	(15.6)	(31.3)	(31.1)
Other non-operating items, net	(5.3)	2.3	(14.8)	1.1
Income before income taxes	190.2	200.4	384.6	390.7
Income tax expense	(61.9)	(52.0)	(114.2)	(108.8)
Net income	$128.3	$148.4	$270.4	$281.9
Less: Net (loss) income attributable to non-controlling interest	(1.5)	0.0	(3.3)	0.3
Net income attributable to controlling interest	$129.8	$148.4	$273.7	$281.6

Net earnings per share – basic 1)	$1.48	$1.68	$3.11	$3.19
Net earnings per share – diluted 1)	$1.47	$1.68	$3.10	$3.19

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.9	88.2	88.1	88.2
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	88.1	88.4	88.3	88.4

Cash dividend per share – declared	$0.60	$0.58	$1.20	$1.16
Cash dividend per share – paid	$0.60	$0.58	$1.18	$1.14

1)	Participating share awards with the right to receive dividend equivalents are (under the two class method) excluded from the earnings per share calculation (see Note 15).

See “Notes to unaudited condensed consolidated financial statements.”

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$128.3	$148.4	$270.4	$281.9
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	85.5	(21.2)	174.0	38.6
Net change in cash flow hedges	(3.9)	5.0	(6.6)	3.5
Net change in unrealized components of defined benefit plans	1.9	0.9	3.6	2.0
Other comprehensive income (loss), before tax	83.5	(15.3)	171.0	44.1
Tax effect allocated to other comprehensive income (loss)	(0.6)	(1.4)	(1.1)	(1.4)
Other comprehensive income (loss), net of tax	82.9	(16.7)	169.9	42.7
Comprehensive income	$211.2	$131.7	$440.3	$324.6
Less: Comprehensive (loss) income attributable to non-controlling interest	(0.6)	9.5	(3.3)	10.0
Comprehensive income attributable to controlling interest	$211.8	$122.2	$443.6	$314.6

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	June 30, 2017 (unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$922.5	$1,226.7
Receivables, net	2,106.1	1,960.1
Inventories, net	798.5	773.4
Other current assets	220.4	180.7
Total current assets	4,047.5	4,140.9
Property, plant and equipment, net	1,812.4	1,658.1
Investments and other non-current assets	506.7	352.2
Goodwill	1,901.1	1,870.7
Intangible assets, net	176.0	212.5
Total assets	$8,443.7	$8,234.4

Liabilities and equity
Short-term debt	$189.1	$219.8
Accounts payable	1,193.4	1,196.5
Accrued expenses	951.5	921.0
Other current liabilities	288.6	260.3
Total current liabilities	2,622.6	2,597.6
Long-term debt	1,323.1	1,323.6
Pension liability	250.0	237.5
Other non-current liabilities	135.7	149.3
Total non-current liabilities	1,708.8	1,710.4
Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	4,029.9	3,861.8
Accumulated other comprehensive loss	(402.3)	(565.5)
Treasury stock	(1,200.0)	(1,051.2)
Total controlling interest	3,859.7	3,677.2
Non-controlling interest	252.6	249.2
Total equity	4,112.3	3,926.4
Total liabilities and equity	$8,443.7	$8,234.4

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six months ended
	June 30, 2017	June 30, 2016
Operating activities
Net income	$270.4	$281.9
Depreciation and amortization	214.4	181.8
Other, net	(16.4)	3.5
Changes in operating assets and liabilities	(139.8)	(164.1)
Net cash provided by operating activities	328.6	303.1

Investing activities
Expenditures for property, plant and equipment	(270.6)	(223.5)
Proceeds from sale of property, plant and equipment	10.8	2.4
Acquisitions/divestitures of businesses and interest in affiliates, net	(111.5)	(227.8)
Net cash used in investing activities	(371.3)	(448.9)

Financing activities
Net increase (decrease) in short-term debt	(36.7)	16.4
Dividends paid to non-controlling interest	—	(1.7)
Dividends paid	(104.2)	(100.5)
Shares repurchased	(157.0)	—
Common stock options exercised	2.6	4.6
Other, net	—	0.5
Net cash used in financing activities	(295.3)	(80.7)
Effect of exchange rate changes on cash and cash equivalents	33.8	6.1
Decrease in cash and cash equivalents	(304.2)	(220.4)
Cash and cash equivalents at beginning of period	1,226.7	1,333.5
Cash and cash equivalents at end of period	$922.5	$1,113.1

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2017

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

2 Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not been issued. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company early adopted ASU 2017-09 in the second quarter beginning April 1, 2017. As this standard is prospective in nature, the impact to our financial statements will depend on the nature of our future award modifications.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the consolidated statements of net income separately from the service cost component and outside operating income. The amendments in ASU 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statements of net income. At the expected adoption as of January 1, 2018, the Company estimates that approximately $5-7 million of the net benefit cost will be reclassified from Operating Income to Other non-operating items, net in the consolidated statements of net income.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The amendments in ASU 2017-01 are effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those periods. ASU 2017-01 should be applied prospectively. Early adoption is permitted. The Company early adopted ASU 2017-01 effective January 1, 2017 for new transactions that have not been reported in financial statements that have been issued or made available for issuance. As this standard is prospective in nature, the impact to our financial statements will depend on the nature of our future acquisitions. This new standard was applied in conjunction with the Zenuity AB joint venture as discussed in Note 7.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements, which will require right of use assets and lease liabilities to be recorded in the consolidated balance sheet for finance and operating leases.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. In 2016, the FASB issued accounting standard updates to address implementation issues and to clarify guidance on identifying performance obligations, licenses and determining if a company is a principal or an agent. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosure around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company intends to adopt ASU 2014-09 in the annual period beginning January 1, 2018. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company intends to apply the modified retrospective transition method. The Company is currently evaluating the impact of this standard on its operations, consolidated financial statements and footnote disclosures and is finalizing the overall assessment of the impact of the standard to the Company. The Company’s implementation of this standard includes a project management framework that includes a dedicated lead project manager and a cross-functional project steering committee responsible for assessing the impact that the new standard will have on the Company’s accounting, financial statement presentation and disclosure for contracts with customers. The assessment phase of the project has included the identification of the key revenue streams and the comparison of historical accounting policies and practices to the requirements of the new standard by revenue stream. The assessment has resulted in the identification of potential accounting differences that may arise from the application of the new standard. The implementation team has also made substantial progress in the contract review phase of the project which includes identifying the population of contracts for a deeper analysis of the potential accounting impacts due to the new standard for individual contracts. During the second quarter, the team continued to identify changes to business processes, systems and controls to support recognition, presentation and disclosure under the new standard. A detailed implementation plan for the second half of 2017 has been developed and includes tasks around data gathering, identification of the new journal entries, training, design of new processes and controls as well as testing of the controls. The Company anticipates that the adoption of ASU 2014-09 will primarily impact the timing of revenue recognition for certain production parts contracts and will result in some changes to revenue related disclosures and financial statement presentation. For certain contracts, the production parts are highly customized products with no alternative use and the Company has an enforceable right to payment (with a reasonable margin) for performance completed to date. As a result, for these contracts, the Company will recognize revenue over time as the parts are being produced against firm orders received from the customer. Consistent with current treatment, shipping and handling costs associated with outbound shipments, after control of the product has transferred to a customer, will be accounted for as a fulfillment cost and included in cost of sales. In addition, certain payments made to customers in connection with future contracts may be deferred and amortized over future periods. While the Company has made substantial progress in identifying the likely impacts of the new standard, it has not yet determined a range of the potential quantitative impact.

3 Business Combinations

Autoliv-Nissin Brake Systems

On March 31, 2016, the Company acquired a 51% interest in the entities that formed Autoliv-Nissin Brake Systems (ANBS) for $262.5 million in cash. ANBS designs, manufactures and sells products in the brake control and actuation systems business. Nissin Kogyo retained a 49% interest in the entities that formed ANBS. The Company has management and operational control of ANBS and has consolidated the results of operations and balance sheet from ANBS from the date of the acquisition forward. The transaction was accounted for as a business combination (for further information, see the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017).

Total ANBS acquisition related costs were approximately $0.1 million for the first six months ended June 30, 2017 and approximately $2.0 million for the year ended December 31, 2016. These costs were reflected in Selling, general and administrative expenses in the Consolidated Statements of Net Income.

The acquisition date fair value of the consideration transferred for the Company’s 51% interest in the entities that formed ANBS was $262.5 million in a cash transaction.

The following table summarizes the finalized fair values of identifiable assets acquired and liabilities assumed as of March 31, 2016:

Amounts recognized as of acquisition date of March 31, 2016 (in millions)

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

The allocation of the purchase price consideration to the assets acquired and the liabilities assumed as of the acquisition date was finalized in the first quarter of 2017.

4 Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short term maturity of these instruments.

The fair value of the contingent consideration relating to the M/A-COM acquisition is re-measured on a recurring basis (for further information, see the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017). The Company has determined that this contingent consideration resides within Level 3 of the fair value hierarchy. The Company adjusted the fair value of the earn-out liability to $14 million in the first quarter of 2017 based on actual revenue levels as well as changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period. An income of $13 million was recognized within Other income (expense), net in the Consolidated Statements of Net Income in the first quarter of 2017 due to the decrease in the contingent consideration liability. The reduced earn-out liability was largely offset by the impairment charge for a customer contract related to the M/A-COM acquisition as discussed below. The fair value of the earn-out liability remains unchanged at $14 million as of June 30, 2017.

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding at June 30, 2017 were foreign exchange swaps and forward contracts. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. The forward contracts are designated as cash flow hedges of certain external purchases. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives, hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

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

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheet at June 30, 2017 and in the Consolidated Balance Sheet at December 31, 2016, have been presented on a gross basis. The amounts subject to netting agreements that the Company chose not to offset are presented below. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

	June 30, 2017
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments 1)
Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$43.7		$2.1		$1.0		Other current assets/ Other current liabilities
Foreign exchange forward contracts, less than 2 years (cash flow hedge)	0.0		0.0		0.0		Other non-current assets/ Other non-current liabilities
Total derivatives designated as hedging instruments	$43.7		$2.1		$1.0
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$397.4	2)	$2.9	3)	$1.5	4)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$397.4		$2.9		$1.5

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $397.4 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.9 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.5 million.

	December 31, 2016
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments 1)
Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$74.0		$7.6		$0.3		Other current assets/ Other current liabilities
Foreign exchange forward contracts, less than 2 years (cash flow hedge)	10.8		0.0		0.2		Other non-current assets/ Other non-current liabilities
Total derivatives designated as hedging instruments	$84.8		$7.6		$0.5
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$251.8	2)	$1.1	3)	$0.1	4)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$251.8		$1.1		$0.1

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $226.5 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.1 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.0 million.

Derivatives designated as hedging instruments

The derivatives designated as hedging instruments outstanding at June 30, 2017 and at December 31, 2016 were foreign exchange forward contracts, classified as cash flow hedges.

For the three and six months ended June 30, 2017, the cumulative gains and losses recognized in OCI on the cash flow hedges were a loss of $2.0 million (net of taxes) and a loss of $3.0 million (net of taxes), respectively. For the three and six months ended June 30, 2016, the cumulative gains and losses recognized in OCI on the cash flow hedges were a gain of $3.8 million (net of taxes) and a gain of $2.8 million (net of taxes), respectively.

For the three and six months ended June 30, 2017, the gains and losses reclassified from OCI and recognized in the Consolidated Statements of Net Income were a gain of $1.8 million (net of taxes) and a gain of $3.2 million (net of taxes), respectively. For the three and six months ended June 30, 2016, the gains and losses reclassified from OCI and recognized in the Consolidated Statements of Net Income were a loss of $0.1 million (net of taxes) and a gain of $0.2 million (net of taxes), respectively. Any ineffectiveness in the first six months of 2017 and 2016 were not material.

The estimated net amount of the existing gains or losses at June 30, 2017 that is expected to be reclassified from OCI and recognized in the Consolidated Statements of Net Income within the next twelve months is a gain of $1.9 million (net of taxes).

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Net Income. The derivatives not designated as hedging instruments outstanding at June 30, 2017 and December 31, 2016 were foreign exchange swaps.

For the three and six months ended June 30, 2017, the gains and losses recognized in other non-operating items, net were a gain of $1.8 million and a gain of $0.3 million, respectively, for derivative instruments not designated as hedging instruments. For the three and six months ended June 30, 2016, the gains and losses recognized in other non-operating items, net were a gain of $0.4 million and a gain of $1.2 million, respectively, for derivative instruments not designated as hedging instruments.

For the three and six months ended June 30, 2017 and June 30, 2016, the gains and losses recognized as interest expense were immaterial.

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

	June 30,	June 30,	December 31,	December 31,
	2017	2017	2016	2016
	Carrying	Fair	Carrying	Fair
Long-term debt	value1)	value	value1)	value
U.S. Private placement	$1,311.4	$1,386.0	$1,312.4	$1,360.0
Other long-term debt	11.7	11.7	11.2	11.2
Total	$1,323.1	$1,397.7	$1,323.6	$1,371.2
Short-term debt
Overdrafts and other short-term debt	$39.1	$39.1	$39.7	$39.7
Short-term portion of long-term debt	150.0	152.9	180.1	185.6
Total	$189.1	$192.0	$219.8	$225.3

1)	Debt as reported in balance sheet.

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

At the end of the first quarter of 2017 the Company received information related to a contract with an OEM customer of M/A-COM products that resulted in an impairment trigger of the customer intangible asset as well as a renewed assessment of the earn-out liability. In the first quarter of 2017, the Company recognized an impairment charge to amortization of intangibles in the Consolidated Statements of Net Income for a customer contract of $12 million related to the M/A-COM acquisition (for further information, see the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017). As of June 30, 2017, the remaining fair value of $2 million related to this customer contract will be amortized straight-line over the remaining 6 months in 2017. The impairment charge was largely offset by the reduced earn-out liability discussed above and the net impact was a gain of $1 million in the first quarter of 2017.

5 Income Taxes

The effective tax rate in the second quarter of 2017 was 32.6% compared to 25.9% in the same quarter of 2016. Discrete tax items, net in the second quarter of 2017 had an unfavorable impact of 7.8%. These discrete items are primarily valuation allowances on specific deferred tax assets. In the second quarter of 2016, discrete tax items, net had a favorable impact of 1.2%.

The effective tax rate in the first six months of 2017 was 29.7% compared to 27.8% for the first six months of 2016. In the first six months of 2017, the net impact of discrete tax items caused a 3.7% increase to the effective tax rate. These discrete items are primarily valuation allowances on specific deferred tax assets. The net impact of discrete tax items in the first six months of 2016 caused a 0.2% increase to the effective tax rate.

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

As of June 30, 2017, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the second quarter of 2017, the Company recorded a net increase of $3.6 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. During the second quarter of 2017, the Company recorded a $1.4 million adjustment to income tax reserves for unrecognized tax benefits of prior years due to the settlement of several tax audits. Of the total unrecognized tax benefits of $33.1 million recorded at June 30, 2017, $7.2 million is classified as current tax payable and $25.9 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

6 Inventories

Inventories are stated at the lower of cost (principally FIFO) and net realizable value. The components of inventories were as follows:

	As of
	June 30, 2017	December 31, 2016
Raw materials	$409.4	$378.2
Work in progress	271.1	256.7
Finished products	226.1	240.0
Inventories	$906.6	$874.9
Inventory valuation reserve	(108.1)	(101.5)
Total inventories, net of reserve	$798.5	$773.4

7 Equity Method Investments

On April 18, 2017, Autoliv and Volvo Cars completed the formation of their joint venture, Zenuity AB. Autoliv made a cash contribution of SEK 1 billion and also contributed intellectual property, lab equipment, and an assembled workforce. Both Autoliv and Volvo Cars each have a 50% ownership of Zenuity and neither entity has the ability to exert control over the joint venture, in form or in substance. Autoliv has accounted for its investment in Zenuity under the equity method and is shown in the line item Investments and other non-current assets in the Condensed Consolidated Balance Sheet. The contributed intellectual property, lab equipment, and an assembled workforce have been assessed to constitute a business as defined by ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business. FASB ASC Topic 810, Consolidation states that when a group of assets that constitutes a business is derecognized, the carrying amounts of the assets and liabilities are removed from the consolidated balance sheet. The investor would recognize a gain or loss based on the difference between the sum of the fair value of any consideration received less the carrying amount of the group of assets and liabilities contributed at the date of the transaction. The enterprise value of Zenuity on the date of the closing of the transaction of approximately $250 million has been calculated using the discounted cash flow method of the income approach. Autoliv’s 50% share of the enterprise value, approximately $125 million, represents its investment in Zenuity. The Company recorded an immaterial gain based on the difference between Autoliv’s share of Zenuity’s enterprise value less the carrying value of the group of assets and liabilities derecognized. Autoliv believes that the calculated fair value represents its best estimate of the enterprise value of Zenuity considering the expected synergies to be achieved with the joint venture from the contributed assets including synergies of future combined Research & Development leading to the next generation of autonomous driving software. The profit and loss attributed to the investment is shown in the line item (Loss) income from equity method investments in the Consolidated Statements of Net Income. Autoliv’s share of Zenuity’s loss for the second quarter of 2017 is approximately $8 million.

8 Goodwill

	Passive Safety Segment	Electronics Segment	Total
Carrying amount December 31, 2016	$1,380.6	$490.1	$1,870.7
Acquisition	—	16.9	16.9
Effect of currency translation	9.8	3.7	13.5
Carrying amount June 30, 2017	$1,390.4	$510.7	$1,901.1

The goodwill amount change in the first quarter of 2017 was a result of the finalization of the purchase price allocation for the ANBS acquisition (see Note 3).

9 Restructuring

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

The majority of the reserve balance as of June 30, 2017 pertains to restructuring activities initiated in Western Europe in the past few years. The Company anticipates that its restructuring initiatives in Western Europe for a number of plants, none of which are individually or in the aggregate material as of June 30, 2017, will continue through dates ranging from 2017 through 2021. The total amount of costs expected to be incurred in connection with these restructuring activities ranges from approximately $10 million to $28 million for each individual activity. In the aggregate, the cost for these Western European restructuring initiatives is approximately $82 million and the remaining restructuring liability as of June 30, 2017 is approximately $18 million out of the $24.7 million total reserve balance.

Three months ended June 30, 2017

The employee-related restructuring provisions and cash payments for the three months ended June 30, 2017 mainly related to headcount reductions in high-cost countries in Europe and Asia. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2017 to June 30, 2017.

	March 31, 2017	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	June 30, 2017
Restructuring employee-related	$30.6	$1.3	$(3.7)	$(5.4)	$1.7	$24.5
Other	0.2	0.0	0.0	0.0	0.0	0.2
Total reserve	$30.8	$1.3	$(3.7)	$(5.4)	$1.7	$24.7

Six months ended June 30, 2017

The employee-related restructuring provisions and cash payments for the six months ended June 30, 2017 mainly related to headcount reductions in high-cost countries in Europe and Asia. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2016 to June 30, 2017.

	December 31, 2016	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	June 30, 2017
Restructuring employee-related	$37.1	$3.6	$(3.8)	$(14.7)	$2.3	$24.5
Other	0.4	0.2	(0.4)	0.0	0.0	0.2
Total reserve	$37.5	$3.8	$(4.2)	$(14.7)	$2.3	$24.7

Three months ended June 30, 2016

The employee-related restructuring provisions and cash payments for the three months ended June 30, 2016 mainly related to headcount reductions in high-cost countries in Europe and Asia. The table below summarizes the change in the balance sheet position of the restructuring reserves from March 31, 2016 to June 30, 2016.

	March 31, 2016	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	June 30, 2016
Restructuring employee-related	$86.8	$3.7	$(0.3)	$(21.5)	$(2.2)	$66.5
Other	0.2	—	—	—	(0.1)	0.1
Total reserve	$87.0	$3.7	$(0.3)	$(21.5)	$(2.3)	$66.6

Six months ended June 30, 2016

The employee-related restructuring provisions and cash payments for the six months ended June 30, 2016 mainly related to headcount reductions in high-cost countries in Europe and Asia. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2015 to June 30, 2016.

	December 31, 2015	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	June 30, 2016
Restructuring employee-related	$87.7	$17.3	$(0.7)	$(39.1)	$1.3	$66.5
Other	0.2	—	—	—	(0.1)	0.1
Total reserve	$87.9	$17.3	$(0.7)	$(39.1)	$1.2	$66.6

10 Product-Related Liabilities

The Company has reserves for product risks. Such reserves are related to product performance issues including recall, product liability and warranty issues. For further explanation, see Note 13 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions for the three and six months ended June 30, 2017 mainly related to warranty related issues and the cash paid for the three and six months ended June 30, 2017 mainly related to recall related issues. The provisions and cash paid for the three and six months ended June 30, 2016 mainly related to warranty related issues. The increase in the reserve balance as of June 30, 2017 compared to prior year is mainly due to recall related issues in the fourth quarter of 2016, a majority of which is covered by insurance. Insurance receivables are included within Other current assets in the Condensed Consolidated Balance Sheet.

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Reserve at beginning of the period	$117.7	$61.8	$120.1	$60.8
Change in reserve	3.6	13.3	10.7	17.3
Cash payments	(9.7)	(6.9)	(20.3)	(10.5)
Translation difference	0.8	0.1	1.9	0.7
Reserve at end of the period	$112.4	$68.3	$112.4	$68.3

11 Retirement Plans

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2017 and June 30, 2016 and are not included in the table below.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service cost	$6.1	$5.4	$12.1	$10.7
Interest cost	5.4	5.4	10.7	10.7
Expected return on plan assets	(5.4)	(5.2)	(10.7)	(10.3)
Amortization prior service credit	0.1	(0.1)	0.2	(0.3)
Amortization of actuarial loss	1.9	1.5	3.9	3.0
Net Periodic Benefit Cost	$8.1	$7.0	$16.2	$13.8

12 Controlling and Non-Controlling Interest

	Three Months ended
	June 30, 2017			June 30, 2016
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$3,853.7	$253.2	$4,106.9	$3,600.2	$265.0	$3,865.2
Total Comprehensive Income:
Net income (loss)	129.8	(1.5)	128.3	148.4	0.0	148.4
Foreign currency translation	84.6	0.9	85.5	(30.7)	9.5	(21.2)
Net change in cash flow hedges	(3.9)	—	(3.9)	3.9	—	3.9
Defined benefit pension plan	1.3	—	1.3	0.6	—	0.6
Total Comprehensive Income (loss)	211.8	(0.6)	211.2	122.2	9.5	131.7
Common Stock incentives	3.8	—	3.8	5.6	—	5.6
Cash dividends declared	(52.6)	—	(52.6)	(51.2)	—	(51.2)
Repurchased shares	(157.0)	—	(157.0)	—	—	—
Dividends paid to non-controlling interest on subsidiary shares	—	—	—	—	—	—
Investment in subsidiary by non-controlling interest	—	—	—	—	1.1	1.1
Balance at end of period	$3,859.7	$252.6	$4,112.3	$3,676.8	$275.6	$3,952.4

	Six Months ended
	June 30, 2017			June 30, 2016
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$3,677.2	$249.2	$3,926.4	$3,455.6	$12.5	$3,468.1
Total Comprehensive Income:
Net income (loss)	273.7	(3.3)	270.4	281.6	0.3	281.9
Foreign currency translation	167.3	6.7	174.0	28.9	9.7	38.6
Net change in cash flow hedges	(6.6)	—	(6.6)	2.7	—	2.7
Defined benefit pension plan	2.5	—	2.5	1.4	—	1.4
Total Comprehensive Income	436.9	3.4	440.3	314.6	10.0	324.6
Common Stock incentives	8.2	—	8.2	8.9	—	8.9
Cash dividends declared	(105.6)	—	(105.6)	(102.3)	—	(102.3)
Repurchased shares	(157.0)	—	(157.0)	—	—	—
Dividends paid to non-controlling interest on subsidiary shares	—	—	—	—	(1.7)	(1.7)
Investment in subsidiary by non-controlling interest	—	—	—	—	254.8	254.8
Balance at end of period	$3,859.7	$252.6	$4,112.3	$3,676.8	$275.6	$3,952.4

Stock Repurchase Program

In the second quarter of 2017, the Company repurchased 1.4 million common shares for cash at an aggregate amount of $157 million. The Company is authorized to repurchase an additional 2,986,288 shares under the program at June 30, 2017. The stock repurchases made in the second quarter of 2017 are the first stock repurchases made under the program since March 2015.

13 Contingent Liabilities

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

In October 2014, one of the Company’s Brazilian subsidiaries received a notice of deficiency from the state tax authorities from the state of São Paulo, Brazil which, primarily, alleged violations of ICMS (VAT) payments and improper warehousing documentation. The aggregate assessment for all alleged violations was R$74.5 million (approximately $22.6 million), inclusive of fines, penalties and interest. The Company believes the full amount assessed is baseless and that it has reasonable legal and factual defenses to the assessment and, consequently, plans to defend its interests vigorously. However, the Company believes that a loss is probable with respect to at least a portion of the assessed amount and accrued an amount in 2015, which amount remains accrued as of June 30, 2017, that was not material to the Company’s results of operations. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

In March 2015, the Company was informed of an investigation being conducted in Turkey by the Directorate of Kocaeli Customs Custody, Smuggling and Enquiry into the Company’s import and customs payment structure and the associated import taxes and fees for the period of 2006–2012. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has made no provision for any expenses as of June 30, 2017 with respect to this investigation.

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

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for an investigation of anti-competitive behavior among suppliers of occupant safety systems. The investigation is still pending and the Company remains unable to estimate the financial impact such investigation will have or predict the reporting periods in which such financial impact may be recorded and has consequently not recorded a provision for loss as of June 30, 2017. However, management has concluded that it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the EC investigation is resolved or becomes estimable.

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

The table in Note 10 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and six month periods ended June 30, 2017 and June 30, 2016.

14 Stock Incentive Plan

Commencing with grants in February 2016, employees receive 50% of their long-term incentive (LTI) grant value in the form of performance shares (PSs) and 50% in the form of restricted stock units (RSUs).

The grantee may earn 0%-200% of the target number of PSs based on the Company’s achievement of specified targets. The performance targets are for: 1) the Company’s compound annual growth rate (CAGR) for sales and 2) the Company’s CAGR in earnings per share relative to an established benchmark growth rate. Each performance target is weighted 50% and results are measured at the end of the three-year performance period. Each PS represents a promise to transfer a share of the Company’s common stock to the employee following completion of the performance period, provided that the performance goals mentioned above are met and provided, further, that the grantee remains employed through the performance period, subject to certain limited exceptions. The RSUs granted on February 15, 2016 and May 9, 2016 vest in three approximately equal annual installments beginning on the first anniversary of the grant date, and the RSUs granted on February 19, 2017 will vest in one installment on the third anniversary of the grant date, in each case subject to the grantee’s continued employment with the Company on each vesting date, subject to acceleration of vesting in certain circumstances. The RSUs and PSs granted in 2017 entitle the grantee to receive dividend equivalents in the form of additional RSUs and PSs subject to the same vesting conditions as the underlying RSUs and PSs, respectively.

The fair value of the RSUs and PSs granted under the LTI program are calculated as the grant date fair value of the shares expected to be issued. For the grants made during 2017, the fair value of a PS and a RSU is calculated by using the closing stock price at grant date. For the grants made during 2016 and earlier, the fair value of a RSU and a PS was estimated using the Black Scholes valuation model. The grant date fair value for the RSUs at February 19, 2017 was $7.9 million. This cost will be amortized straight line over the vesting period. The grant date fair value of the PSs at February 19, 2017 was $7.9 million. For PSs, the grant date fair value of the number of awards expected to vest is based on the Company’s best estimate of ultimate performance against the respective targets and is recognized as compensation cost on a straight-line basis over the requisite vesting period of the awards. The Company assesses the expected achievement levels at the end of each quarter. As of June 30, 2017, the Company believes it is probable that the performance conditions will be met and has accrued for the compensation expense accordingly. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to compensation expense.

The Company’s non-employee directors historically received grants of fully-vested shares of the Company’s common stock as payment of 50% of their annual base retainer, which shares were granted in arrears following a year of service.  The Company’s non-employee directors received their last grant of fully-vested shares of the Company’s common stock pursuant to the prior program on the date of the 2017 annual general meeting of stockholders (AGM). The grant date fair value for the fully-vested shares of the Company’s common stock granted to the Company’s non-employee directors at May 9, 2017 was $1.2 million. Pursuant to the Company’s new director compensation policy, commencing May 2017, the Company’s non-employee directors receive RSUs as payment of 50% of their annual base retainer, which RSUs vest in one installment on the earlier of the date of the next AGM or the first anniversary of the grant date, in each case subject to the grantee’s continued service as a non-employee director on the vesting date. The RSUs granted to the Company’s non-employee directors entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. The grant date fair value for the RSUs granted to the Company’s non-employee directors at May 09, 2017 was $1.0 million.

15 Earnings per share

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). The diluted EPS reflects the potential dilution that could occur if common stock were issued for awards under the Company’s Stock Incentive Plan.

For the three and six months ended June 30, 2017, approximately 0.1 million shares and 0.1 million shares of common stock, respectively, were not included in the computation of the diluted EPS, however these could potentially impact EPS in the future. For the three and six months ended June 30, 2016, approximately 6 thousand shares of common stock, respectively, were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the three months ended June 30, 2017 and June 30, 2016, approximately 14 thousand and 29 thousand shares of common stock, respectively, from the treasury stock have been utilized by the Company’s Stock Incentive Plan. During the six months ended June 30, 2017 and June 30, 2016, approximately 0.1 million and 0.1 million shares of common stock, respectively, from the treasury stock have been utilized by the Company’s Stock Incentive Plan.

The computation of basic and diluted EPS under the two-class method were as follows:

(In millions, except per share amounts)	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$129.8	$148.4	$273.7	$281.6
Participating share awards with dividend equivalent rights	0.0	—	0.0	—
Net income available to common shareholders	129.8	148.4	273.7	281.6
Earnings allocated to participating share awards 1)	0.0	—	0.0	—
Net income attributable to common shareholders	$129.8	$148.4	$273.7	$281.6

Denominator: 1)
Basic: Weighted average common stock	87.9	88.2	88.1	88.2
Add: Weighted average stock options/share awards	0.2	0.2	0.2	0.2
Diluted:	88.1	88.4	88.3	88.4

Basic EPS	$1.48	$1.68	$3.11	$3.19
Diluted EPS	$1.47	$1.68	$3.10	$3.19

1)

The Company’s unvested RSUs and PSs, of which some include the right to receive non-forfeitable dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

16 Segment Information

The Company has two segments, Passive Safety and Electronics. Passive Safety includes the Company’s airbag and seatbelt products and related expertise, while Electronics combines all of the Company’s electronics resources and expertise in restraint control and sensing, brake systems and active safety.

	Three months ended		Six months ended
Net sales, including Intersegment Sales (Dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Passive Safety	$1,983.4	$1,996.1	$4,023.6	$3,984.8
Electronics	578.9	597.8	1,162.2	1,054.2
Total segment sales	$2,562.3	$2,593.9	$5,185.8	$5,039.0
Corporate and other	0.6	1.6	1.9	1.9
Intersegment sales	(18.0)	(17.0)	(34.7)	(32.4)
Total net sales	$2,544.9	$2,578.5	$5,153.0	$5,008.5

	Three months ended		Six months ended
Income before Income Taxes (Dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Passive Safety	$208.1	$206.8	$413.0	$398.4
Electronics	10.9	14.9	24.5	26.7
Segment operating income	$219.0	$221.7	$437.5	$425.1
Corporate and other	(2.6)	(9.0)	(3.5)	(7.2)
Interest and other non-operating expenses, net	(18.6)	(12.4)	(42.3)	(27.9)
(Loss) income from equity method investments	(7.6)	0.1	(7.1)	0.7
Income before income taxes	$190.2	$200.4	$384.6	$390.7

	Three months ended		Six months ended
Capital Expenditures (Dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Passive Safety	$117.7	$100.5	$218.8	$173.3
Electronics	22.7	27.7	50.0	43.9
Corporate and other	0.7	3.5	1.8	6.3
Total capital expenditures	$141.1	$131.7	$270.6	$223.5

	Three months ended		Six months ended
Depreciation and Amortization (Dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Passive Safety	$74.7	$69.4	$147.8	$137.6
Electronics	22.5	25.1	61.3	39.8
Corporate and other	2.4	2.2	5.3	4.4
Total depreciation and amortization	$99.6	$96.7	$214.4	$181.8

	As of
Segment Assets (Dollars in millions)	June 30, 2017	December 31, 2016
Passive Safety	$5,993.5	$5,637.0
Electronics	1,770.4	1,715.5
Segment assets	$7,763.9	$7,352.5
Corporate and other1)	679.8	881.9
Total assets	$8,443.7	$8,234.4

1)	Corporate and other assets mainly consist of cash and cash equivalents, income taxes and equity method investments.

17 Subsequent Events

There were no reportable events subsequent to June 30, 2017.

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

EXECUTIVE OVERVIEW

The Company continued to execute well in Passive Safety and proactive adjustments to a weaker market in China and North America helped the segment generate another quarter of double digit operating margin, despite continued elevated investments for growth. Autoliv managed another quarter with good operating efficiency, and the Company’s strong gross margin performance enabled it to meet its adjusted operating margin (non-U.S. GAAP measure) expectation although the organic sales growth (non-U.S. GAAP measure) was slightly below the Company’s expectation due to lower light vehicle production in China and North America. Order intake continued on a high level in Passive Safety in the quarter.

During Q2 2017, Autoliv accelerated its efforts to strengthen its foundation in Electronics to capture growth opportunities through the strategic agreements announced in June and July. The agreements with NVIDIA and Velodyne further improve the Company’s capabilities in developing next generation self-driving technologies by accessing NVIDIA’s AI car computing platform and Velodyne’s LiDAR sensing technology while the Company investment in Autotech provides effective scouting of new technologies in autonomous driving. Electronics booked a handful of smaller orders in Active Safety in the quarter, including one new customer and one vision order.

To meet the strong momentum in Passive Safety and Electronics, the Company continues to invest in competence and capacity, and in the ongoing competition for engineering talent, it has been able to exceed its target of recruiting 1,000 engineers between July 2016 and June 2017. Combined with the formation of the Zenuity joint venture in April and the strategic agreements announced since then, Autoliv is continuously strengthening its ability to win new business.

The Company continues to carefully monitor the readiness level for the upcoming increase in new vehicle launches and believes that the launches are on track. There appear to still be high light vehicle inventories, slow sales momentum and continued uncertainty in China and North America and the Company expects organic sales growth in the range of 0-2% for the third quarter.

The Company’s continued focus on quality, innovation and product robustness is more important than ever as it executes on accelerating business volumes and new opportunities.

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see reconciliations for "Organic sales", "Operating working capital", "Net debt" and “Leverage ratio” provided below. Management believes that these non-U.S. GAAP financial measures provide supplemental information to investors regarding the performance of the Company’s business and assist investors in analyzing trends in the Company's business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as substitutes for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to the most directly comparable U.S. GAAP financial measures. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended or as of June 30		Six months ended or as of June 30
	2017	2016	2017	2016
Total parent shareholders’ equity per share	$44.42	$41.69	$44.42	$41.69
Operating working capital 1)	$742	$685	$742	$685
Capital employed 6)	$4,699	$4,390	$4,699	$4,390
Net debt1)	$587	$438	$587	$438
Net debt to capitalization, % 11)	13	10	13	10

Gross margin, % 2)	21.0	20.4	20.9	20.5
Operating margin, % 3)	8.5	8.2	8.4	8.3

Return on total equity, % 7)	12.5	15.2	13.4	15.0
Return on capital employed, % 8)	18.3	19.8	19.2	20.4

No. of employees at period-end 9)	61,359	59,748	61,359	59,748
Headcount at period-end 10)	70,225	67,465	70,225	67,465
Days receivables outstanding 4)	75	75	73	76
Days inventory outstanding 5)	32	30	31	31

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”
2)	Gross profit relative to sales
3)	Operating income relative to sales
4)	Outstanding receivables relative to average daily sales
5)	Outstanding inventory relative to average daily sales
6)	Total equity and net debt
7)	Net income relative to average total equity
8)	Operating income and income from equity method investments, relative to average capital employed
9)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
10)	Employees plus temporary, hourly workers
11)	Net debt in relation to capital employed

THREE MONTHS ENDED JUNE 30, 2017 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2016

Market overview

Light Vehicle Production Development

Change vs. same quarter last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	(1.2)%	10.6%	0.6%	(0.4)%	(3.0)%	0.0%

1)	Source: IHS July 17, 2017.

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

The following table shows the Company’s consolidated net sales by segment and other for the second quarter 2017 and 2016, respectively:

Net sales, including Intersegment Sales	Quarter April-June
(Dollars in millions)	2017	2016
Passive Safety	$1,983.4	$1,996.1
Electronics	578.9	597.8
Total segment sales	$2,562.3	$2,593.9
Corporate and other	0.6	1.6
Intersegment sales	(18.0)	(17.0)
Total net sales	$2,544.9	$2,578.5

Consolidated net sales decreased by 1.3% compared to the same quarter of 2016 with an organic growth (non-U.S. GAAP measure, see reconciliation table below) of 0.2% and negative currency translation of 1.5%. All regions except Americas grew organically, with Japan and India as key drivers while North America’s sales declined 6.3% organically.

Passive Safety Sales

Change vs. same quarter last year (Dollars in millions)	Q2 2017	Q2 2016	Reported (U.S. GAAP)	Currency effects1)	Organic change3)
Airbag2)	$1,316.5	$1,314.6	0.1%	(1.3)%	1.4%
Seatbelt2)	667.3	681.8	(2.1)%	(1.7)%	(0.4)%
Intersegment sales	(0.4)	(0.3)	—	—	—
Total Passive Safety Sales	$1,983.4	$1,996.1	(0.6)%	(1.4)%	0.8%

1)	Effects from currency translations.
2)	Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation tables below.

Consolidated Passive Safety segment sales decreased by 0.6% to $1,983 million. Excluding negative currency translation effects, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was 0.8%, which can be compared to an unchanged LVP according to IHS.

Airbag sales had solid organic growth (non-U.S. GAAP measure, see reconciliation table below) from inflatable curtains in China, passenger airbags in Japan and steering wheels in Japan and China. Sales declined organically for inflatable curtains and chest airbags in Americas, passenger airbags in China and Europe, and steering wheels in Americas.

Seatbelt sales declined organically (non-U.S. GAAP measure, see reconciliation table below) in Americas, China and Europe, while it grew organically in Japan and Rest of Asia.

Inflator replacement sales affected the segment’s organic sales growth (non-U.S. GAAP measure, see reconciliation table below) positively by around 0.7pp.

Electronics Sales

Change vs. same quarter last year (Dollars in millions)	Q2 2017	Q2 2016	Reported (U.S. GAAP)	Currency effects1)	Organic Change2)
Restraint Control and Sensing 3)	$247.7	$262.8	(5.8)%	(1.1)%	(4.7)%
Active Safety	191.2	185.9	2.8%	(3.2)%	6.0%
Brake Systems	122.2	133.4	(8.3)%	(1.8)%	(6.5)%
Intersegment sales	17.8	15.7	—	—	—
Total Electronic Sales	$578.9	$597.8	(3.2)%	(2.0)%	(1.2)%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation tables below.
3)	Including Corporate and other sales.

Consolidated Electronics segment sales decreased by 3.2% to $579 million compared to the same quarter 2016. Excluding negative currency translation effects, the organic sales decline (non-U.S. GAAP measure, see reconciliation table below) was 1.2%.

Restraint Control and Sensing sales (mainly airbag control modules and remote sensing units) declined organically (non-U.S. GAAP measure, see reconciliation table below) largely due to Mazda in Japan, Ford and Hyundai in Americas and Opel and Land Rover in Europe, partly offset by increases for Nissan and Geely in China.

The organic sales increase (non-U.S. GAAP measure, see reconciliation table below) for Active Safety (mainly automotive radars, night vision systems, cameras with driver assist systems and positioning systems) was positively impacted by double-digit organic sales growth of radar and camera systems (especially due to models from Honda, Mercedes and FCA) and negatively impacted by sales declines for positioning systems in North America as well as the ramp-down of our internally developed brake control system in China.

Brake Systems organic sales (non-U.S. GAAP measure, see reconciliation table below) was adversely affected by model changes, notably Honda CR-V, and a reclassification of certain revenues from gross to net basis, as outlined in Autoliv’s Financial Report for October – December 2016.

Sales by Segment/Product

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2017

(Dollars in millions)

The following tables show the organic change for the three months ended June 30, 2017 compared to the same period last year:

	Passive Safety		Electronics		Other and eliminations	Total
	%	$	%	$	$	%	$
Reported change	(0.6)	$(12.7)	(3.2)	$(18.9)	$(2.0)	(1.3)	$(33.6)
Currency effects1)	(1.4)	(28.4)	(2.0)	(11.6)	0.4	(1.5)	(39.6)
Organic change	0.8	$15.7	(1.2)	$(7.3)	$(2.4)	0.2	$6.0
1)	Effects from currency translations.

	Airbag Products2)		Seatbelt Products2)		Restraint Control and Sensing 2)		Active Safety		Brake Systems		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Reported change	0.1	$1.9	(2.1)	$(14.5)	(5.8)	$(15.1)	2.8	$5.3	(8.3)	$(11.2)	(1.3)	$(33.6)
Currency effects1)	(1.3)	(16.4)	(1.7)	(12.0)	(1.1)	(2.8)	(3.2)	(5.9)	(1.8)	(2.5)	(1.5)	(39.6)
Organic change	1.4	$18.3	(0.4)	$(2.5)	(4.7)	$(12.3)	6.0	$11.2	(6.5)	$(8.7)	0.2	$6.0

1)	Effects from currency translations.
2)	Including Corporate and other sales.

Sales by Region

The tables below reconciles the reported change by geographic region to organic change for the three months ended June 30, 2017 compared to the same period last year:

	Sales (MUSD)	Reported (U.S. GAAP)	Currency effects[1]	Organic change2)
Asia	$898.0	3.4%	(2.2)%	5.6%
Whereof: China	$399.2	(2.8)%	(4.6)%	1.8%
Japan	$247.8	7.8%	(3.0)%	10.8%
Rest of Asia	$251.0	10.1%	2.9%	7.2%
Americas	$826.5	(5.6)%	(0.3)%	(5.3)%
Europe	$820.4	(1.7)%	(2.2)%	0.5%
Global	$2,544.9	(1.3)%	(1.5)%	0.2%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2017

(Dollars in millions)

	China		Japan		Rest of Asia		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Reported change	(2.8)	$(11.6)	7.8	$18.0	10.1	$23.1	(5.6)	$(48.9)	(1.7)	$(14.2)	(1.3)	$(33.6)
Currency effects1)	(4.6)	(18.9)	(3.0)	(6.9)	2.9	6.8	(0.3)	(2.1)	(2.2)	(18.5)	(1.5)	(39.6)
Organic change	1.8	$7.3	10.8	$24.9	7.2	$16.3	(5.3)	$(46.8)	0.5	$4.3	0.2	$6.0

1)	Effects from currency translations.

The organic sales growth (non-U.S. GAAP measure, see reconciliation table above) of 0.2% in the quarter was mainly driven by the organic growth in Japan, India, South America and China. The inflator replacement sales impacted organic growth positively by about 0.6pp. Light vehicle production was flat, according to IHS.

The organic sales increase (non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in China was mainly driven by the global OEMs, primarily Mercedes and Nissan as well as inflator replacement sales, partly offset by lower sales to Hyundai/Kia and PSA. Organic sales to the domestic OEMs was flat, with higher sales to Geely and GAC, offset mainly by declines with Great Wall, Haima and FAW.

Organic sales growth (non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in Japan was driven by the Japanese OEMs, in particular Toyota and Nissan.

Organic sales growth (non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in the Rest of Asia was driven by strong sales development in India, mainly to Hyundai, Suzuki and Tata. Sales in South Korea grew with Hyundai and Renault.

Sales from Autoliv’s companies in Americas declined organically (non-U.S. GAAP measure, see reconciliation table above) by 5.3%. North America declined by more than 6% organically, driven primarily by unfavorable platform shifts with GM and decreased demand from FCA. South America grew organically by 40%, primarily with Fiat, Renault, Chevrolet and Ford.

Despite the adverse effect from fewer working days due to the Easter holiday, Autoliv’s companies in Europe grew organically (non-U.S. GAAP measure, see reconciliation table above) by 0.5%. This was mainly driven by Mercedes and Volvo, partly offset by lower sales to Opel and BMW.

Earnings

(Dollars in millions, except per share data)	Three months ended June 30, 2017	Three months ended June 30, 2016	Change
Net Sales	$2,544.9	$2,578.5	(1.3)%
Gross profit	$535.5	$526.5	1.7%
% of sales	21.0%	20.4%	0.6	pp
S,G&A	$(124.7)	$(120.3)	3.7%
% of sales	(4.9)%	(4.7)%	(0.2	)pp
R,D&E net	$(195.5)	$(176.4)	10.8%
% of sales	(7.7)%	(6.8)%	(0.9	)pp
Amortization of intangibles	$(7.4)	$(11.9)	(37.8)%
% of sales	(0.3)%	(0.5)%	0.2	pp
Other income (expense), net	$8.5	$(5.2)	n.m.
% of sales	0.3%	(0.2)%	0.5	pp
Operating income	$216.4	$212.7	1.7%
% of sales	8.5%	8.2%	0.3	pp
Income before taxes	$190.2	$200.4	(5.1)%
Tax rate	32.6%	25.9%	6.7	pp
Net income	$128.3	$148.4	(13.5)%
Net income attributable to controlling interest	$129.8	$148.4	(12.5)%
Earnings per share, diluted1)	$1.47	$1.68	(12.5)%

1)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two class method excluded from the EPS calculation.

The gross profit for the second quarter of 2017 was $9 million higher than in the same quarter of 2016. The gross margin improved by 0.6pp to 21.0%, from 20.4% in the same quarter of 2016, mainly as a result of improved operational performance and favorable currency effects. This was partly offset by costs related to the investments for capacity and growth as well as negative impact from raw material prices.

Research, Development & Engineering (R,D&E) expenses net, in support of our growth strategy, increased by $19 million compared to the same quarter in the prior year as we continued to invest in technology competence and capacity. The decrease in amortization expense is driven by the M/A-COM impairment reported in our first quarter 2017 report, which reduced the ongoing amortization, and the finalization of the ANBS purchase price allocation, which resulted in more of the value being allocated to non-amortizable goodwill.

Other income (expense), net, includes mainly positive impacts from provision reserve reversals, compared to the same period prior year, which consisted primarily of costs for capacity alignments and antitrust related matters.

Operating income increased by $4 million to $216 million, corresponding to a reported operating margin of 8.5% of sales, compared to 8.2% of sales in the same quarter of 2016. Operating margin increased by 30bps to 8.5%, compared to the same quarter of 2016, driven primarily by improved operating performance and favorable currency effects as well as lower capacity alignments and antitrust related matters offset by the planned higher investments for growth, primarily in R,D&E, net.

Income before taxes decreased by $10 million compared to the same quarter of the previous year, driven primarily by our share of the equity method loss in Zenuity of about negative $8 million as well as unfavorable other non-operating currency effects offset by higher operating income. Net income attributable to controlling interest was $130 million, a decrease of $19 million from the second quarter of 2016.

The effective tax rate in the second quarter of 2017 was 32.6% compared to 25.9% in the same quarter of 2016. Discrete tax items, net had an unfavorable impact of 7.8pp whereas in the same quarter of 2016 discrete tax items, net had a favorable impact of 1.2pp. The tax rate in the second quarter of 2017 was negatively impacted by recording valuation allowances on specific deferred tax assets compared to the second quarter of 2016.

Earnings per share (EPS) assuming dilution decreased by 13% to $1.47 compared to $1.68 for the same period one year ago. The main negative items affecting EPS were 19 cents from discrete tax items, net, 6 cents from equity method investments, 5 cents from currency translation partly offset by 11 cents from capacity alignment and antitrust related matters.

The weighted average number of shares outstanding assuming dilution was 88.1 million compared to 88.4 million in the second quarter of 2016.

Segment Performance

The Company reports its results in two segments, Passive Safety and Electronics. Corporate sales and income, capital expenditures and depreciation and amortization for the reportable segments can be found in Note 16 Segment Information to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Passive Safety

(Dollars in millions)	Three months ended June 30, 2017	Three months ended June 30, 2016	Change		Organic change1)
Segment sales	$1,983.4	$1,996.1	(0.6)%		0.8%
Segment operating income	$208.1	$206.8	0.6%
Segment operating margin	10.5%	10.4%	0.1	pp
Headcount	62,722	60,767	3.2%

1)	Non-U.S. GAAP measure, see reconciliation table above.

Compared to the same period last year, the operating income improved slightly despite higher investments in R,D&E, net, as well as other costs supporting the near term growth, and increased raw material costs. These cost increases were more than offset by less net impact from capacity alignments and antitrust related matters as well as from improved operational efficiencies.

Passive Safety has successfully focused on improving operational performance, with increased efficiency in several areas, including production, engineering and logistics. This focus continues and includes our work with the wave of new launches that begins towards the end of this year.

Passive Safety managed to record another quarter with double digit margins, despite continued high costs for growth. We still expect the costs for growth relative to sales to be close to its peak.

We have made proactive adjustments to adapt to softer markets with lower LVP in China and North America, and further changes may be made, if necessary.

More resources are being applied to prepare for the increase in launches that are scheduled towards the end of the year and into 2018. We are making every effort to ensure that these projects remain on track to be launched on time and within targeted cost and quality parameters aiming at delivering a cost effective sales growth that outpaces the light vehicle production.

Electronics

(Dollars in millions)	Three months ended June 30, 2017	Three months ended June 30, 2016	Change		Organic change1)
Segment sales	$578.9	$597.8	(3.2)%		(1.2)%
Segment operating income	$10.9	$14.9	(26.8)%
Segment operating margin	1.9%	2.5%	(0.6	)pp
Headcount	7,102	6,335	12.1%
1)	Non-U.S. GAAP measure, see reconciliation table above.

The operating margin declined primarily due to significantly higher investments in R,D&E, net, supporting long term growth. Headcount increased by 767.

Following the launch of the Zenuity joint venture in April, Electronics has further strengthened its position. Under the agreement with Velodyne, Autoliv will develop and market a scalable and auto-grade LiDAR sensor using Velodyne’s core 3D software technology and proprietary LiDAR ASIC engine. We see material business opportunities in LiDAR, including Robo-Taxis.

As part of the co-operation with NVIDIA, Autoliv, Volvo Cars and Zenuity will use NVIDIA’s AI computing platform as the foundation for advanced software development for next generation self-driving car technologies.

Complementing our innovation strategy, we made an investment commitment in Autotech Ventures as one way of staying at the forefront of emerging trends and provide opportunities to capitalize on external innovations, including autonomous driving. In the quarter, Electronics booked a handful of small orders in Active Safety with Asian and Western OEMs, including one new customer and one vision order. The larger active safety orders we target in 2017 are towards the end of the year, most likely in the fourth quarter and we are therefore so far in 2017 on a lower order intake level than what we recorded in 2016.

Adapting to fast changing technologies and customer demands, we continue to invest in technology competence, and capacity and our R,D&E headcount have increased by more than 700 the past year. We are thereby well prepared to support our customers in the ongoing race towards the world’s first autonomous driving car.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2016

Market overview

Light Vehicle Production Development

Change vs. same period last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	3.0%	8.6%	1.6%	1.3%	1.3%	2.8%

1)	Source: IHS July 17, 2017.

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

The following table shows the Company’s consolidated net sales by segment and other for the six months ended June 30, 2017 and June 30, 2016, respectively:

Net sales, including Intersegment Sales	Six months ended
(Dollars in millions)	June 30, 2017	June 30, 2016
Passive Safety	$4,023.6	$3,984.8
Electronics	1,162.2	1,054.2
Total segment sales	$5,185.8	$5,039.0
Corporate and other	1.9	1.9
Intersegment sales	(34.7)	(32.4)
Total net sales	$5,153.0	$5,008.5

Consolidated net sales increased by 2.9% compared to the same period of 2016 with an organic growth (non-U.S. GAAP measure, see reconciliation table below) of 2.3%, positive acquisition effects of 2.4% and negative currency translation of around 1.8%. All regions except Americas grew organically, with Europe, Japan and India as key drivers while North America’s sales declined 2.8% organically.

Passive Safety Sales

Change vs. same period last year (Dollars in millions)	Six months ended June 30, 2017	Six months ended June 30, 2016	Reported (U.S. GAAP)	Currency effects1)	Organic change3)
Airbag2)	$2,670.8	$2,639.4	1.2%	(1.5)%	2.7%
Seatbelt2)	1,354.4	1,345.9	0.6%	(2.2)%	2.8%
Intersegment sales	(1.6)	(0.5)	—	—	—
Total Passive Safety Sales	$4,023.6	$3,984.8	1.0%	(1.7)%	2.7%

1)	Effects from currency translations.
2)	Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation tables below.

Consolidated Passive Safety segment sales increased by 1.0% to $4,024 million. Excluding negative currency translation effects, the organic sales growth (non-U.S. GAAP measure, see reconciliation table above) was 2.7%.

Airbag sales had solid organic growth (non-U.S. GAAP measure, see reconciliation table above) in the first six months in Asia, especially in Japan, China and India. Also Europe and South America showed organic growth, while North American sales declined organically.

Seatbelt sales organic growth (non-U.S. GAAP measure, see reconciliation table above) in the first six months came mainly from Europe and Japan while organic sales in North America, South Korea and China declined slightly.

Inflator replacement sales affected the segment’s organic sales growth (non-U.S. GAAP measure, see reconciliation table above) for the first six months positively by around 0.2pp.

Electronics Sales

Change vs. same period last year (Dollars in millions)	Six months ended June 30, 2017	Six months ended June 30, 2016	Reported (U.S. GAAP)	Acquisitions/ Divestitures	Currency effects1)	Organic Change2)
Restraint Control and Sensing 3)	$502.4	$513.4	(2.1)%	—	(1.0)%	(1.1)%
Active Safety	382.7	376.4	1.7%	—	(3.0)%	4.7%
Brake Systems	242.7	133.4	82.0%	90.3%	(1.8)%	(6.5)%
Intersegment sales	34.4	31.0	—	—	—	—
Total Electronic Sales	$1,162.2	$1,054.2	10.2%	11.6%	(2.0)%	0.6%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation tables below.
3)	Including Corporate and other sales.

Consolidated Electronics segment sales increased for the first six months of 2017 by 10.2% to $1,162 million compared to the same period 2016. Excluding acquisition effects and negative currency translation effects, the organic sales growth (non-U.S. GAAP measure, see reconciliation table above) was 0.6%.

Restraint Control and Sensing organic sales (non-U.S. GAAP measure, see reconciliation table above) (mainly airbag control modules and remote sensing units) declined in Japan and North America but increased in China, South Korea and India.

The organic sales increase (non-U.S. GAAP measure, see reconciliation table above) for Active Safety (mainly automotive radars, night vision systems, cameras with driver assist systems and positioning systems) was positively impacted by double-digit organic sales growth of radar and camera systems, and negatively impacted by sales declines for positioning systems in North America as well as the ramp-down of our internally developed brake control system in China.

Brake Systems organic sales (non-U.S. GAAP measure, see reconciliation table above) was adversely affected by model changes, notably Honda CR-V, and a reclassification of certain revenues from gross to net basis, as outlined in Autoliv’s Financial Report for October – December 2016.

Sales by Segment/Product

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2017

(Dollars in millions)

The following tables show the organic change for the six months ended June 30, 2017 compared to the same period last year:

	Passive Safety		Electronics		Other and eliminations	Total
	%	$	%	$	$	%	$
Reported change	1.0	$38.9	10.2	$108.0	$(2.4)	2.9	$144.5
Currency effects1)	(1.7)	(69.9)	(2.0)	(20.0)	0.8	(1.8)	(89.1)
Acquisitions/divestitures	—	—	11.6	121.9	(1.4)	2.4	120.5
Organic change	2.7	$108.8	0.6	$6.1	$(1.8)	2.3	$113.1
1)	Effects from currency translations.

	Airbag Products2)		Seatbelt Products2)		Restraint Control and Sensing 2)		Active Safety		Brake Systems		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Reported change	1.2	$31.4	0.6	$8.5	(2.1)	$(11.0)	1.7	$6.3	82.0	$109.3	2.9	$144.5
Currency effects1)	(1.5)	(41.0)	(2.2)	(28.9)	(1.0)	(5.3)	(3.0)	(11.4)	(1.8)	(2.5)	(1.8)	(89.1)
Acquisitions/divestitures	—	—	—	—	—	—	—	—	90.3	120.5	2.4	120.5
Organic change	2.7	$72.4	2.8	$37.4	(1.1)	$(5.7)	4.7	$17.7	(6.5)	$(8.7)	2.3	$113.1

1)	Effects from currency translations.
2)	Including Corporate and other sales.

Sales by Region

The tables below reconciles the reported change by geographic region to organic change for the six months ended June 30, 2017 compared to the same period last year:

	Sales (MUSD)	Reported (U.S. GAAP)	Acquisitions/ Divestitures	Currency effects1)	Organic change2)
Asia	$1,814.0	8.0%	5.0%	(1.7)%	4.7%
Whereof: China	$822.7	1.9%	4.5%	(4.8)%	2.2%
Japan	$509.4	19.0%	11.2%	(1.2)%	9.0%
Rest of Asia	$481.9	8.3%	—	3.1%	5.2%
Americas	$1,690.1	(0.7)%	2.1%	(0.8)%	(2.0)%
Europe	$1,648.9	1.4%	—	(2.8)%	4.2%
Global	$5,153.0	2.9%	2.4%	(1.8)%	2.3%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2017

(Dollars in millions)

	China		Japan		Rest of Asia		Americas		Europe		Total
	%	$	%	$	%	$	%	$	%	$	%	$
Reported change	1.9	$15.6	19.0	$81.3	8.3	$36.8	(0.7)	$(12.3)	1.4	$23.1	2.9	$144.5
Currency effects1)	(4.8)	(38.9)	(1.2)	(4.8)	3.1	13.5	(0.8)	(14.3)	(2.8)	(44.6)	(1.8)	(89.1)
Acquisitions/divestitures	4.5	36.6	11.2	47.8	—	—	2.1	36.1	—	—	2.4	120.5
Organic change	2.2	$17.9	9.0	$38.3	5.2	$23.3	(2.0)	$(34.1)	4.2	$67.7	2.3	$113.1

1)	Effects from currency translations.

The organic sales growth (non-U.S. GAAP measure, see reconciliation table above) of 2.3% in the first six months of 2017 was mainly driven by the organic growth in Europe, Japan and India. The inflator replacement sales impacted organic growth positively by less than 0.2pp. Light vehicle production grew by 2.8%, according to IHS.

The organic sales increase (non-U.S. GAAP measure, see reconciliation table above) from Autoliv’s companies in China was mainly driven by the global OEMs, primarily Mercedes and Renault/Nissan, partly offset by Hyundai/Kia. Organic sales to the domestic OEMs declined slightly, primarily caused by lower sales to Baojun which was partly offset by strong sales to models from Geely and GAC.

Organic sales (non-U.S. GAAP measure, see reconciliation table above) growth from Autoliv’s companies in Japan was driven by the Japanese OEMs, in particular Toyota, Mitsubishi and Nissan. Offsetting effects are seen with decreasing inflator replacement sales.

Organic sales (non-U.S. GAAP measure, see reconciliation table above) growth from Autoliv’s companies in the Rest of Asia was driven by strong sales development in India, mainly to Hyundai and Suzuki. Sales in South Korea increased slightly, driven by Hyundai and Renault.

Sales from Autoliv’s companies in Americas declined organically (non-U.S. GAAP measure, see reconciliation table above) by 2.0%. North America declined close to 3% organically, driven primarily by D-3, especially GM and Ford. South America grew organically by 38%, primarily with Fiat, Chevrolet and Renault. Inflator replacement sales contributed positively by 0.6pp to organic growth.

The 4.2% organic sales growth (non-U.S. GAAP measure, see reconciliation table above) in the period from Autoliv’s companies in Europe was mainly driven by Mercedes, Volvo and Active Safety products. Offsetting effects were mainly seen with Opel, PSA and BMW.

Earnings

(Dollars in millions, except per share data)	Six months ended June 30, 2017	Six months ended June 30, 2016	Change
Net Sales	$5,153.0	$5,008.5	2.9%
Gross profit	$1,078.0	$1,027.5	4.9%
% of sales	20.9%	20.5%	0.4	pp
S,G&A	$(245.0)	$(233.4)	5.0%
% of sales	(4.8)%	(4.7)%	(0.1	)pp
R,D&E net	$(388.2)	$(335.2)	15.8%
% of sales	(7.5)%	(6.7)%	(0.8	)pp
Amortization of intangibles	$(29.2)	$(19.8)	47.5%
% of sales	(0.6)%	(0.4)%	(0.2	)pp
Other income (expense), net	$18.4	$(21.2)	n.m.
% of sales	0.4%	(0.4)%	0.8	pp
Operating income	$434.0	$417.9	3.9%
% of sales	8.4%	8.3%	0.1	pp
Income before taxes	$384.6	$390.7	(1.6)%
Tax rate	29.7%	27.8%	1.9	pp
Net income	$270.4	$281.9	(4.1)%
Net income attributable to controlling interest	$273.7	$281.6	(2.8)%
Earnings per share, diluted1)	$3.10	$3.19	(2.8)%

1)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are (under the two class method) excluded from the EPS calculation.

The gross profit for the first six months of 2017 increased by $51 million, mainly a result of higher sales. The gross margin increased by 0.4pp compared to the same period in 2016, mainly as a result of higher organic sales (non-U.S. GAAP measure, see reconciliation table above), improved operational performance and favorable currency effects. These positive effects were partly offset by costs related to the investments for capacity and growth as well as negative impact from raw material prices.

Selling, General and Administrative (S,G&A) expenses increased approximately in line with sales. Because we continued to invest in technology competence and capacity, Research, Development & Engineering (R,D&E) expenses, net increased by $53 million, or 16%, compared to the same period prior year, amounting to 7.5% of sales compared to 6.7% of sales in the same period in 2016. The increase in amortization expense is driven by the M/A-COM impairment.

Other income (expense), net in 2017 was positively impacted by a reduced earn-out liability and provision reserve reversals, compared to the same period prior year consisting primarily of capacity alignment charges and antitrust related matters.

Operating income increased by $16 million to $434 million, or 8.4% of sales, for the first half of the year, an increase of 0.1pp compared to the same period in the prior year. The positive effect from the improved gross margin was more than offset by the planned higher investments, mainly related to R,D&E, net, and capacity to support the future growth.

Operating margin remained essentially flat compared to the same period in 2016, as the effects of planned higher investments for growth, primarily in R,D&E, net, was offset by higher sales, improved operational performance, provision reserve true-ups, a reduced earn-out liability recorded in the first quarter of 2017 and favorable currency effects.

Income before taxes decreased by $6 million compared to the same period the previous year, primarily due to our share of the equity method loss in Zenuity and unfavorable non-operating currency effects partly offset by higher operating income. Net income attributable to controlling interest was $274 million, a decrease of $8 million from the same period 2016.

The effective tax rate in the first six months of 2017 was 29.7% compared to 27.8% in the same period in 2016. Discrete tax items, net had an unfavorable impact of 3.7pp whereas in the same period of 2016 discrete tax items, net had an unfavorable impact of 0.2pp. The tax rate in the first six months 2017 was negatively impacted by recording valuation allowances on specific deferred tax assets compared to the same period of 2016.

Earnings per share (EPS) assuming dilution decreased by 3% to $3.10 compared to $3.19 for the same period one year ago. The main negative items affecting EPS were 15 cents from discrete tax items, net, 10 cents from currency translation, and 6 cents from equity method investments. This was partly offset by 24 cents from capacity alignment and antitrust related matters.

The weighted average number of shares outstanding assuming dilution was 88.3 million compared to 88.4 million in the first six months 2016.

Segment Performance

The Company reports its results in two segments, Passive Safety and Electronics. Corporate sales and income, capital expenditures and depreciation and amortization for the reportable segments can be found in Note 16 Segment Information to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Passive Safety

(Dollars in millions)	Six months ended June 30, 2017	Six months ended June 30, 2016	Change		Organic change1)
Segment sales	$4,023.6	$3,984.8	1.0%		2.7%
Segment operating income	$413.0	$398.4	3.7%
Segment operating margin	10.3%	10.0%	0.3	pp
Headcount	62,722	60,767	3.2%

1)	Non-U.S. GAAP measure, see reconciliation table above.

Compared to the same period last year, the operating income was positively impacted by higher sales and lower costs for capacity alignments while higher investments in R,D&E, net, as well as other costs supporting near term growth, and increased raw material costs had a negative effect. Despite this, the operating margin reached 10.3%.

Electronics

(Dollars in millions)	Six months ended June 30, 2017	Six months ended June 30, 2016	Change		Organic change1)
Segment sales	$1,162.2	$1,054.2	10.2%		0.6%
Segment operating income	$24.5	$26.7	(8.2)%
Segment operating margin	2.1%	2.5%	(0.4	)pp
Headcount	7,102	6,335	12.1%
1)	Non-U.S. GAAP measure, see reconciliation table above.

The operating margin declined primarily due to higher investments in R,D&E, net, and the consolidation of the ANBS joint venture, which was included for the full six months of 2017 versus only three months of 2016 first half year. Headcount increased by 767 compared to the same period last year, of which virtually all were within R,D&E.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $179 million in the second quarter of 2017 compared to $103 million in the same quarter of 2016. The increase was primarily related to the decrease in working capital due to favorable timing effects. Cash flow from operations amounted to $329 million for the first six months of 2017 compared to $303 million in the first six months 2016. The increase was primarily related to the decrease in working capital.

In the second quarter of 2017, net cash provided by operating activities less net cash used in investing activities was negative $71 million, primarily driven by our investment in Zenuity, compared to negative $28 million during the same quarter of 2016. Capital expenditures, net, of $138 million were $39 million more than depreciation and amortization expense during the second quarter 2017 and $9 million more than capital expenditures, net during the second quarter of 2016. For the first six months of 2017, net cash provided by operating activities less net cash used in investing activities was negative $43 million compared to negative $146 million during the same period 2016, mainly due to the ANBS acquisition in 2016. Capital expenditures, net, of $260 million were $45 million more than depreciation and amortization expense during the first six months 2017 and $39 million more than capital expenditures, net during the first six months 2016.

Cash used in financing activities for the first six months of 2017 amounted to $295 million compared to $81 million for the same period last year. The increase in cash used in financing activities was primarily driven by share repurchases of $157 million.

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

Reconciliation of “Operating working capital” to U.S. GAAP financial measure

(Dollars in millions)

	June 30, 2017	March 31, 2017	December 31, 2016
Total current assets	$4,047.5	$4,329.0	$4,140.9
Total current liabilities	(2,622.6)	(2,701.3)	(2,597.6)
Working capital	1,424.9	1,627.7	1,543.3
Cash and cash equivalents	(922.5)	(1,235.2)	(1,226.7)
Short-term debt	189.1	225.2	219.8
Derivative (asset) and liability, current	(2.5)	(4.5)	(8.4)
Dividends payable	52.6	53.0	51.2
Operating working capital	$741.6	$666.2	$579.2

Working capital decreased to 14% of sales from 17% of sales on June 30, 2016 and operating working capital (non-U.S. GAAP measure, see reconciliation table above) as a percentage of sales was 7.3%, up from 7.1% on June 30, 2016. The Company targets that operating working capital in relation to the last 12-month sales should not exceed 10%.

Accounts receivable in relation to sales was 75 days outstanding, compared to 70 days outstanding on December 31, 2016 and 75 days outstanding on June 30, 2016. Days inventory outstanding was 32 days, compared to 31 days on December 31, 2016 and 30 days on June 30, 2016.

As part of efficiently managing the Company's overall cost of funds, the Company routinely enters into "debt-related derivatives" (DRD) as part of its debt management. Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company's debt. DRD are fair value adjustments to the carrying value of the underlying debt. Included in the DRD is also the unamortized fair value adjustment related to a discontinued fair value hedge which will be amortized over the remaining life of the debt. By adjusting for DRD, the total financial liability of net debt is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of “Net debt” to U.S. GAAP financial measure

(Dollars in millions)

	June 30, 2017	March 31, 2017	December 31, 2016
Short-term debt	$189.1	$225.2	$219.8
Long-term debt	1,323.1	1,323.7	1,323.6
Total debt	1,512.2	1,548.9	1,543.4
Cash and cash equivalents	(922.5)	(1,235.2)	(1,226.7)
Debt-related derivatives	(3.0)	(1.6)	(3.4)
Net debt	$586.7	$312.1	$313.3

The Company’s net debt position (non-U.S. GAAP measure, see reconciliation table above) increased by $275 million during the second quarter, and by $273 million during the first six months, to $587 million at June 30, 2017, mainly due to share repurchases and our investment in Zenuity. Gross interest-bearing debt decreased during the second quarter by $37 million, and during the first six months by $31 million, to $1,512 million as of June 30, 2017.

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

Calculation of “Leverage ratio”

(Dollars in millions)

	June 30, 2017	December 31, 2016	June 30, 2016
Net debt1)	$586.7	$313.3	$437.8
Pension liabilities	250.0	237.5	216.4
Debt per the Policy	$836.7	$550.8	$654.2

Income before income taxes 2)	$797.7	$803.8	$807.4
Plus: Interest expense, net 2,3)	56.4	57.9	58.4
Depreciation and amortization of intangibles 2,4)	415.6	383.0	351.4
EBITDA per the Policy	$1,269.7	$1,244.7	$1,217.2
Leverage ratio	0.7	0.4	0.5

1)	Net debt is short- and long-term debt less cash and cash equivalents and debt-related derivatives.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.
4)	Including impairment write-offs, if any.

Autoliv’s policy is to maintain a leverage ratio (non-U.S. GAAP measure, see calculation table above) commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (non-U.S. GAAP measure, see reconciliation table above) adjusted for pension liabilities in relation to EBITDA (earnings before interest, taxes, depreciation and amortization). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of June 30, 2017, the Company had a leverage ratio of 0.7x.

During the second quarter, total equity increased by $5 million to $4,112 million as of June 30, 2017, mainly due to $128 million from net income and positive currency translations of $86 million. The increase was partly offset by $157 million from share repurchases and $53 million in dividends. Total parent shareholders’ equity was $3,860 million corresponding to $44.42 per share. For the first six months, total equity increased by $186 million to $4,112 million as of June 30, 2017, mainly due to $270 million from net income and positive currency translations of $174 million. The increase was partly offset by share repurchases of $157 million and $106 million in dividends. As of June 30, 2017, total parent shareholders’ equity was $3,860 million corresponding to $44.42 per share.

Headcount

	June 30, 2017	March 31, 2017	June 30, 2016
Headcount	70,225	70,580	67,465
Whereof: Direct workers in manufacturing	67%	67%	69%
Best Cost Countries	74%	75%	74%
Temporary personnel	13%	13%	11%

Compared to March 31, 2017, total headcount (permanent employees and temporary personnel) decreased by 355, despite increasing by 343 in R,D&E. Compared to a year ago, headcount increased by 2,760, about half of the increase in R,D&E.

Outlook

Mainly based on our customer call-offs, we expect organic sales for the third quarter of 2017 to increase in the range of 0-2% compared to the same quarter of 2016. Effects from currency translations are expected to be negligible, resulting in a consolidated sales growth in the range of 0-2%. The adjusted operating margin, excluding costs for capacity alignments and antitrust related matters, is expected to be in the 7.5-8.0% range.

The expectation for the full year 2017 adjusted operating margin remains around 8.5%, excluding costs for capacity alignments and antitrust related matters. The indication for the full year organic sales growth is now around 2%, which is lower than the previous indication of around 4%. Currency translations and M&A activities are expected to have a combined positive effect of around 1%, resulting in a consolidated sales increase of around 3%.

The projected tax rate, excluding any discrete items, for the full year 2017, is expected to be around 30% and is subject to change due to any discrete or nonrecurring events that may occur.

We expect the operational cash flow for the full year 2017 to remain strong and to be more than $0.8 billion, excluding antitrust related matters and any other discrete items. Supporting our growth strategy, capital expenditures are expected to be in the range of 5-6% of sales for the full year, while R,D&E investments, net are expected to be above 7.0 % of sales for the full year, an increase from our previous indication of “high end of 6.5-7.0% range.”

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Other than as noted below, as of March 31, 2017, the Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

On June 30, 2017, Autoliv committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement. This fund is focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving.

OTHER RECENT EVENTS

Launches in the Second Quarter of 2017

Honda Odyssey

Passenger airbag, knee airbag, side airbag, inflatable curtain, seatbelt with pretensioner and radar system.

WEY VV7C / VV7S

Driver airbag with steering wheel, passenger airbag, side airbag, inflatable curtain, seatbelt with pretensioner and safety electronics.

Tesla Model 3

Passenger airbag, side airbag, knee airbag, inflatable curtain and seatbelt with pretensioner.

Kia Stinger

Driver airbag, passenger airbag, knee airbag, side airbag, inflatable curtain and safety electronics.

Fiat Argo

Driver airbag with steering wheel, passenger airbag and seatbelt with pretensioner.

Ford Fiesta

Side airbag and safety electronics.

Subaru XV / Crosstrek

Side airbag and seatbelt with pretensioner.

Mercedes S-Class

Radar system, mono & stereo camera system, night vision camera, ADAS ECU, active seatbelt with pretensioner, belt-bag and cable cutter.

Volvo XC60

Driver airbag with steering wheel, active seatbelt with pretensioner, cable cutters, child seats and safety electronics.

Other Events

•

On May 5, 2017, Autoliv announced it was honored with a 2016 FCA US LLC (Fiat-Chrysler) Supplier of the Year award in the Electrical category. The Supplier of the Year awards recognize companies that have shown an extraordinary commitment to innovation, quality, cost, delivery and the FCA Foundational Principles.

•

On June 5, 2017, Autoliv announced that Ola Boström, VP Research, was honored with the US Government’s Award for Safety Engineering Excellence. Ola Boström receives the award in recognition of and appreciation for his exceptional scientific research, which started with neck injuries. His finding has become an important criterion to be used in research, development, and validation work, and is also used in the Euro NCAP rating program.

•

On June 27, 2017, Autoliv and Volvo Cars announced that they, with Zenuity, are teaming up with NVIDIA to develop advanced systems and software for self-driving cars. The target is to bring level 4 autonomous driving to the market by 2021. As part of the agreement, Autoliv, Volvo and Zenuity will use NVIDIA’s AI car computing platform as the foundation for their own advanced software development.

•

On June 30, 2017, to complement its innovation strategy, Autoliv announced a $15 million investment commitment in Autotech Ventures, the digital ground transport venture capital fund. This investment is one way Autoliv intends to stay in the forefront of emerging trends and provide opportunities to capitalize on external innovations. The Autotech Ventures fund is a way to review a high number of innovative startup companies, particularly in the areas of automation and autonomous driving.

•

On July 3, 2017, Autoliv announced the signing of an agreement with Velodyne LiDAR, Inc., the leading supplier of LiDAR technology, to commercialize LiDAR, a critical sensor for autonomous cars. Velodyne will support Autoliv in the development of an automotive grade LiDAR. The first applications will be in the Robo-Taxi segment.

•

In the second quarter 2017, Autoliv repurchased 1,438,472 shares at an average price of $109.1 per share, totaling $157 million. This was the first time since March 2015 that Autoliv repurchased shares under its buyback program. On June 30, 2017, approximately 3.0 million shares remained of the buyback mandate.

•

Autoliv extended the maturity date of its $1.1 billion revolving credit facility (RCF) from July 2021 to July 2022 with unchanged terms and conditions. This was the first extension option included in the RCF agreement signed in July 2016.

Dividend

On May 9, 2017, the Company declared a quarterly dividend to shareholders of 60 cents per share for the third quarter of 2017, with the following payment schedule:

Ex-date (common stock)	August 21, 2017
Ex-date (SDRs)	August 22, 2017
Record Date	August 23, 2017
Payment Date	September 7, 2017

Next Report

Autoliv intends to publish the quarterly earnings report for the third quarter of 2017 on Thursday, October 26, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2017, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

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

For a description of our material legal proceedings, see Note 13 Contingent Liabilities – Legal Proceedings to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

As of June 30, 2017, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to purchases of Autoliv’s common stock by the Company during the fiscal second quarter of 2017.

	Nasdaq Stockholm		New York Stock Exchange (“NYSE”)		Combined Nasdaq Stockholm and NYSE
Period	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased	Average Price Paid per Share (USD)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Average Price Paid per Share (USD)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2017	—	—	—	—	—	—	4,424,760
May 1-31, 2017	419,972	106.1271	451,000	105.9364	870,972	106.0283	3,553,788
June 1-30, 2017	292,500	113.5685	275,000	113.9603	567,500	113.7584	2,986,288
Total	712,472	109.1821	726,000	108.9757	1,438,472	109.0780	2,986,288

(1)

The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000. The stock repurchases made in the second quarter of 2017 are the first stock repurchases made under the program since May 2015. The stock repurchase program does not have an expiration date.

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

10.1+

Amendment No. 3 to the Autoliv, Inc. 1997 Stock Incentive Plan as amended and restated on May 6, 2009, dated April 24, 2017, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.2+

Form of Non-Employee Director restricted stock unit award agreement to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.3+

Form of Employee restricted stock unit award agreement (2017) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.4+

Form of performance share award agreement (2017) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

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

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
+	Management Contract or Compensatory Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 21, 2017

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)