Form 10-Q
period 2017-09-30
AUTOLIV INC
filed 2017-10-26
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 19, 2017, there were 86,953,143 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv, Inc. (“Autoliv,” the “Company” or “we”) or its management believes or anticipates may occur in the future. All forward-looking statements, including without limitation, statements related to the Company’s strategic review of the terms, timing, or structure of any such transaction as a result of such review, if any, management’s examination of historical operating trends and data as well as estimates of future sales, operating margin, cash flow, effective tax rate or other future operating performance or financial results are based upon our current expectations, various assumptions and/or data available from third parties. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “would,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations, restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the resolution of the Toyota Recall (defined below)); higher expenses for our pension and other postretirement benefits including higher funding requirements for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” in our Form 10-K and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

CONSOLIDATED STATEMENTS OF NET INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$2,500.4	$2,461.3	$7,653.4	$7,469.8
Cost of sales	(1,996.1)	(1,966.0)	(6,071.1)	(5,947.0)
Gross profit	504.3	495.3	1,582.3	1,522.8
Selling, general and administrative expenses	(119.1)	(116.5)	(364.1)	(349.9)
Research, development and engineering expenses, net	(182.5)	(165.5)	(570.7)	(500.7)
Amortization of intangibles	(8.8)	(12.2)	(38.0)	(32.0)
Other income (expense), net	(35.2)	(10.0)	(16.8)	(31.2)
Operating income	158.7	191.1	592.7	609.0
(Loss) income from equity method investments	(9.4)	0.5	(16.5)	1.2
Interest income	1.8	1.0	5.6	3.1
Interest expense	(15.3)	(15.6)	(46.6)	(46.7)
Other non-operating items, net	(3.3)	8.1	(18.1)	9.2
Income before income taxes	132.5	185.1	517.1	575.8
Income tax expense	(44.3)	(49.6)	(158.5)	(158.4)
Net income	$88.2	$135.5	$358.6	$417.4
Less: Net loss attributable to non-controlling interest	(2.6)	(2.3)	(5.9)	(2.0)
Net income attributable to controlling interest	$90.8	$137.8	$364.5	$419.4

Net earnings per share – basic 1)	$1.04	$1.56	$4.16	$4.76
Net earnings per share – diluted 1)	$1.04	$1.56	$4.15	$4.74

Weighted average number of shares outstanding, net of treasury shares (in millions)	86.9	88.2	87.7	88.2
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.2	88.5	87.9	88.4

Cash dividend per share – declared	$0.60	$0.58	$1.80	$1.74
Cash dividend per share – paid	$0.60	$0.58	$1.78	$1.72

1)

Participating share awards with the right to receive dividend equivalents are (under the two class method) excluded from the earnings per share calculation (see Note 15 to the unaudited condensed consolidated financial statements).

See “Notes to unaudited condensed consolidated financial statements.”

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$88.2	$135.5	$358.6	$417.4
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	57.9	(2.1)	231.9	36.5
Net change in cash flow hedges	(3.9)	1.2	(10.5)	3.9
Net change in unrealized components of defined benefit plans	1.9	1.2	5.4	3.2
Other comprehensive income (loss), before tax	55.9	0.3	226.8	43.6
Tax effect allocated to other comprehensive income (loss)	(0.6)	(0.4)	(1.6)	(1.0)
Other comprehensive income (loss), net of tax	55.3	(0.1)	225.2	42.6
Comprehensive income	$143.5	$135.4	$583.8	$460.0
Less: Comprehensive (loss) income attributable to non-controlling interest	(1.8)	1.0	1.6	11.0
Comprehensive income attributable to controlling interest	$145.3	$134.4	$582.2	$449.0

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	September 30, 2017 (unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$958.3	$1,226.7
Receivables, net	2,080.3	1,960.1
Inventories, net	831.7	773.4
Other current assets	252.1	180.7
Total current assets	4,122.4	4,140.9
Property, plant and equipment, net	1,886.5	1,658.1
Investments and other non-current assets	501.8	352.2
Goodwill	1,904.9	1,870.7
Intangible assets, net	169.6	212.5
Total assets	$8,585.2	$8,234.4

Liabilities and equity
Short-term debt	$182.4	$219.8
Accounts payable	1,149.3	1,196.5
Accrued expenses	1,062.8	921.0
Other current liabilities	271.5	260.3
Total current liabilities	2,666.0	2,597.6
Long-term debt	1,322.6	1,323.6
Pension liability	253.2	237.5
Other non-current liabilities	134.0	149.3
Total non-current liabilities	1,709.8	1,710.4
Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	4,068.9	3,861.8
Accumulated other comprehensive loss	(347.8)	(565.5)
Treasury stock	(1,194.6)	(1,051.2)
Total controlling interest	3,958.6	3,677.2
Non-controlling interest	250.8	249.2
Total equity	4,209.4	3,926.4
Total liabilities and equity	$8,585.2	$8,234.4

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine months ended
	September 30, 2017	September 30, 2016
Operating activities
Net income	$358.6	$417.4
Depreciation and amortization	318.6	279.4
Other, net	(22.7)	17.4
Changes in operating assets and liabilities	(108.0)	(140.0)
Net cash provided by operating activities	546.5	574.2

Investing activities
Expenditures for property, plant and equipment	(414.4)	(343.6)
Proceeds from sale of property, plant and equipment	12.6	4.1
Acquisitions/divestitures of businesses and interest in affiliates, net	(110.1)	(227.4)
Other, net	(3.0)	—
Net cash used in investing activities	(514.9)	(566.9)

Financing activities
Net increase (decrease) in short-term debt	(46.1)	(4.7)
Dividends paid to non-controlling interest	—	(1.7)
Dividends paid	(156.4)	(151.7)
Shares repurchased	(157.0)	—
Common stock options exercised	5.2	5.1
Other, net	—	0.8
Net cash used in financing activities	(354.3)	(152.2)
Effect of exchange rate changes on cash and cash equivalents	54.3	(6.0)
Decrease in cash and cash equivalents	(268.4)	(150.9)
Cash and cash equivalents at beginning of period	1,226.7	1,333.5
Cash and cash equivalents at end of period	$958.3	$1,182.6

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2017

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

2 Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not been issued. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company early adopted ASU 2017-09 in the second quarter beginning April 1, 2017. As this standard is prospective in nature, the impact to our financial statements will depend on the nature of our future award modifications. There have been no modifications to awards to date in 2017.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The amendments in ASU 2017-01 are effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those periods. ASU 2017-01 should be applied prospectively. Early adoption is permitted. The Company early adopted ASU 2017-01 effective January 1, 2017 for new transactions that have not been reported in financial statements that have been issued or made available for issuance. As this standard is prospective in nature, the impact to our financial statements will depend on the nature of our future acquisitions. This new standard was applied in conjunction with the Zenuity AB joint venture as discussed in Note 7 to the unaudited condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. In 2016, the FASB issued accounting standard updates to address implementation issues and to clarify guidance on identifying performance obligations, licenses and determining if a company is a principal or an agent. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosure around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 was initially effective for interim and annual periods beginning after December 15, 2016. The FASB subsequently deferred the effective date of this standard to December 15, 2017 with early adoption permitted as of December 15, 2016. The Company intends to adopt ASU 2014-09 in the annual period beginning January 1, 2018. The standard permits the use of either the full retrospective or modified retrospective (cumulative effect) transition method. The Company intends to apply the modified retrospective transition method through a cumulative adjustment to equity. The Company is currently evaluating the impact of this standard on its operations, consolidated financial statements and footnote disclosures and is finalizing the overall assessment of the impact of the standard to the Company.

The Company’s implementation of this standard includes a project management framework that includes a dedicated lead project manager and a cross-functional project steering committee responsible for assessing the impact that the new standard will have on the Company’s accounting, financial statement presentation and disclosure for contracts with customers. The assessment phase of the project has included the identification of the key revenue streams and the comparison of historical accounting policies and practices to the requirements of the new standard by revenue stream. The assessment has resulted in the identification of accounting differences that may arise from the application of the new standard. The Company anticipates that the adoption of ASU 2014-09 will primarily impact the timing of revenue recognition for certain production parts contracts and will result in some changes to revenue related disclosures and financial statement presentation. For certain contracts, the production parts are highly customized products with no alternative use and the Company has an enforceable right to payment (with a reasonable margin) for performance completed to date. As a result, for these contracts, the Company will recognize revenue over time as the parts are being produced against firm orders received from the customer. Consistent with current treatment, shipping and handling costs associated with outbound shipments, after control of the product has transferred to a customer, will be accounted for as a fulfillment cost and included in cost of sales. In addition, certain payments made to customers in connection with future contracts may be deferred and amortized over future periods. While the Company has made substantial progress in identifying the likely impacts of the new standard, it has not yet determined a range of the potential quantitative impact.

In addition, during the third quarter, the team continued to identify changes to business processes, systems and controls to support recognition, presentation and disclosure under the new standard. A detailed implementation plan for the last quarter of 2017 has been refined and includes tasks around data gathering, identification of the new journal entries, training, design of new processes and controls as well as testing of the controls. The Company is progressing in accordance with the implementation plan to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements and is continuing to test our processes designed to comply with ASU 2014-09 to permit adoption by January 1, 2018.

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

Total ANBS acquisition related costs were approximately $0.1 million for the first nine months ended September 30, 2017 and approximately $2.0 million for the year ended December 31, 2016. These costs were reflected in Selling, General and Administrative expenses in the Consolidated Statements of Net Income.

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

The fair value of the contingent consideration relating to the M/A-COM acquisition is re-measured on a recurring basis (for further information, see the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017). The Company has determined that this contingent consideration resides within Level 3 of the fair value hierarchy. The Company adjusted the fair value of the earn-out liability to $14 million in the first quarter of 2017 based on actual revenue levels as well as changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period. Income of $13 million was recognized within Other income (expense), net in the Consolidated Statements of Net Income in the first quarter of 2017 due to the decrease in the contingent consideration liability. The reduced earn-out liability was largely offset by the impairment charge for a customer contract related to the M/A-COM acquisition as discussed below. The fair value of the earn-out liability remains unchanged at $14 million as of September 30, 2017.

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding at September 30, 2017 were foreign exchange swaps and forward contracts. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. The forward contracts are designated as cash flow hedges of certain external purchases. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives, hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

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

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheet at September 30, 2017 and in the Consolidated Balance Sheet at December 31, 2016, have been presented on a gross basis. The amounts subject to netting agreements that the Company chose not to offset are presented below. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

	September 30, 2017
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments 1)
Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$62.0		$0.3		$2.5		Other current assets/ Other current liabilities
Total derivatives designated as hedging instruments	$62.0		$0.3		$2.5
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$440.3	2)	$1.1	3)	$0.4	4)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$440.3		$1.1		$0.4

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $395.4 million.

3)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.0 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.4 million.

	December 31, 2016
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments 1)
Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$74.0		$7.6		$0.3		Other current assets/ Other current liabilities
Foreign exchange forward contracts, less than 2 years (cash flow hedge)	10.8		0.0		0.2		Other non-current assets/ Other non-current liabilities
Total derivatives designated as hedging instruments	$84.8		$7.6		$0.5
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$251.8	2)	$1.1	3)	$0.1	4)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$251.8		$1.1		$0.1

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $226.5 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.1 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.0 million.

Derivatives designated as hedging instruments

The derivatives designated as hedging instruments outstanding at September 30, 2017 and at December 31, 2016 were foreign exchange forward contracts, classified as cash flow hedges.

For the three and nine months ended September 30, 2017, the cumulative gains and losses recognized in OCI on the cash flow hedges were a loss of $2.5 million (net of taxes) and a loss of $5.5 million (net of taxes), respectively. For the three and nine months ended September 30, 2016, the cumulative gains and losses recognized in OCI on the cash flow hedges were a gain of $1.3 million (net of taxes) and a gain of $4.0 million (net of taxes), respectively.

For the three and nine months ended September 30, 2017, the gains and losses reclassified from OCI and recognized in the Consolidated Statements of Net Income were a gain of $1.4 million (net of taxes) and a gain of $4.6 million (net of taxes), respectively. For the three and nine months ended September 30, 2016, the gains and losses reclassified from OCI and recognized in the Consolidated Statements of Net Income were a gain of $0.1 million (net of taxes) and a gain of $0.3 million (net of taxes), respectively. Any ineffectiveness in the first nine months of 2017 and 2016 were not material.

The estimated net amount of the existing gains or losses at September 30, 2017 that is expected to be reclassified from OCI and recognized in the Consolidated Statements of Net Income within the next twelve months is a loss of $2.0 million (net of taxes).

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Net Income. The derivatives not designated as hedging instruments outstanding at September 30, 2017 and December 31, 2016 were foreign exchange swaps.

For the three and nine months ended September 30, 2017, the gains and losses recognized in other non-operating items, net were a loss of $0.9 million and a loss of $0.5 million, respectively, for derivative instruments not designated as hedging instruments. For the three and nine months ended September 30, 2016, the gains and losses recognized in other non-operating items, net were a loss of $1.3 million and a loss of $0.2 million, respectively, for derivative instruments not designated as hedging instruments.

For the three and nine months ended September 30, 2017 and September 30, 2016, the gains and losses recognized as interest expense were immaterial.

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

	September 30,	September 30,	December 31,	December 31,
	2017	2017	2016	2016
	Carrying	Fair	Carrying	Fair
Long-term debt	value1)	value	value1)	value
U.S. Private placement	$1,311.0	$1,404.8	$1,312.4	$1,360.0
Other long-term debt	11.6	11.6	11.2	11.2
Total	$1,322.6	$1,416.4	$1,323.6	$1,371.2
Short-term debt
Overdrafts and other short-term debt	$30.6	$30.6	$39.7	$39.7
Short-term portion of long-term debt	151.8	155.0	180.1	185.6
Total	$182.4	$185.6	$219.8	$225.3

1)	Debt as reported in balance sheet.

Assets and liabilities measured at fair value on a non-recurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, including equity method investments, typically as it relates to impairment.

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

At the end of the first quarter of 2017 the Company received information related to a contract with an OEM customer of M/A-COM products that resulted in an impairment trigger of the customer intangible asset as well as a renewed assessment of the earn-out liability. In the first quarter of 2017, the Company recognized an impairment charge to amortization of intangibles in the Consolidated Statements of Net Income for a customer contract of $12 million related to the M/A-COM acquisition (for further information, see the Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017). As of September 30, 2017, the remaining fair value of $1 million related to this customer contract will be amortized straight-line over the remaining 3 months in 2017. The impairment charge was largely offset by the reduced earn-out liability discussed above and the net impact was a gain of $1 million in the first quarter of 2017.

5 Income Taxes

The effective tax rate in the third quarter of 2017 was 33.4% compared to 26.8% in the same quarter of 2016. Discrete tax items, net in the third quarter of 2017 had an unfavorable impact of 3.3%. In the third quarter of 2016, discrete tax items, net had a favorable impact of 1.1%.

The effective tax rate in the first nine months of 2017 was 30.7% compared to 27.5% for the first nine months of 2016. In the first nine months of 2017, the net impact of discrete tax items caused a 3.6% increase to the effective tax rate. These discrete items are primarily valuation allowances on specific deferred tax assets. The net impact of discrete tax items in the first nine months of 2016 caused a 0.2% decrease to the effective tax rate.

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

As of September 30, 2017, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the third quarter of 2017, the Company recorded a net increase of $0.9 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. During the third quarter of 2017, the Company recorded a $8.7 million adjustment to income tax reserves for unrecognized tax benefits of prior years due to the settlement of several tax audits. Of the total unrecognized tax benefits of $26.9 million recorded at September 30, 2017, $1.9 million is classified as current tax payable and $25.0 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

6 Inventories

Inventories are stated at the lower of cost (principally FIFO) and net realizable value. The components of inventories were as follows:

	As of
	September 30, 2017	December 31, 2016
Raw materials	$429.3	$378.2
Work in progress	283.2	256.7
Finished products	227.0	240.0
Inventories	$939.5	$874.9
Inventory valuation reserve	(107.8)	(101.5)
Total inventories, net of reserve	$831.7	$773.4

7 Equity Method Investments

On April 18, 2017, Autoliv and Volvo Cars completed the formation of their joint venture, Zenuity AB. Autoliv made a cash contribution of SEK 1 billion and also contributed intellectual property, lab equipment and an assembled workforce. Autoliv and Volvo Cars each have a 50% ownership of Zenuity and neither entity has the ability to exert control over the joint venture, in form or in substance. Autoliv has accounted for its investment in Zenuity under the equity method and the investment is shown in the line item Investments and other non-current assets in the Condensed Consolidated Balance Sheet. The contributed intellectual property, lab equipment, and an assembled workforce have been assessed to constitute a business as defined by ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business. FASB ASC Topic 810, Consolidation states that when a group of assets that constitutes a business is derecognized, the carrying amounts of the assets and liabilities are removed from the consolidated balance sheet. The investor would recognize a gain or loss based on the difference between the sum of the fair value of any consideration received less the carrying amount of the group of assets and liabilities contributed at the date of the transaction. The enterprise value of Zenuity on the date of the closing of the transaction of approximately $250 million has been calculated using the discounted cash flow method of the income approach. Autoliv’s 50% share of the enterprise value, approximately $125 million, represents its investment in Zenuity, including its cash contribution at inception. The Company recorded an immaterial gain based on the difference between Autoliv’s share of Zenuity’s enterprise value less the carrying value of the group of assets and liabilities derecognized. Autoliv believes that the calculated fair value represents its best estimate of the enterprise value of Zenuity considering the expected synergies to be achieved with the joint venture from the contributed assets including synergies of future combined Research & Development leading to the next generation of autonomous driving software. The profit and loss attributed to the investment is shown in the line item (Loss) income from equity method investments in the Consolidated Statements of Net Income. Autoliv’s share of Zenuity’s loss for the three and nine months ended September 30, 2017 were approximately $10 million and $18 million, respectively. As of September 30, 2017, the Company’s equity investment in Zenuity amounted to approximately $112 million.

8 Goodwill

	Passive Safety Segment	Electronics Segment	Total
Carrying amount December 31, 2016	$1,380.6	$490.1	$1,870.7
Acquisition	—	16.9	16.9
Effect of currency translation	13.1	4.2	17.3
Carrying amount September 30, 2017	$1,393.7	$511.2	$1,904.9

The goodwill amount change in the first quarter of 2017 was a result of the finalization of the purchase price allocation for the ANBS acquisition (see Note 3 above).

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

The majority of the reserve balance as of September 30, 2017 pertains to restructuring activities initiated in Western Europe in the past few years. The Company anticipates that its restructuring initiatives in Western Europe for a number of plants, none of which are individually or in the aggregate material as of September 30, 2017, will continue through dates ranging from 2017 through 2021. The total amount of costs expected to be incurred in connection with these restructuring activities ranges from approximately $10 million to $28 million for each individual activity. In the aggregate, the cost for these Western European restructuring initiatives is approximately $102 million and the remaining restructuring liability as of September 30, 2017 is approximately $36.5 million out of the $43.8 million total reserve balance.

Three months ended September 30, 2017

The employee-related restructuring provisions and cash payments for the three months ended September 30, 2017 mainly related to headcount reductions in high-cost countries in Europe. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2017 to September 30, 2017.

	June 30, 2017	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	September 30, 2017
Restructuring employee-related	$24.5	$21.3	$(0.4)	$(4.1)	$2.3	$43.6
Other	0.2	—	—	—	0.0	0.2
Total reserve	$24.7	$21.3	$(0.4)	$(4.1)	$2.3	$43.8

Nine months ended September 30, 2017

The employee-related restructuring provisions and cash payments for the nine months ended September 30, 2017 mainly related to headcount reductions in high-cost countries in Europe. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2016 to September 30, 2017.

	December 31, 2016	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	September 30, 2017
Restructuring employee-related	$37.1	$24.9	$(4.2)	$(18.8)	$4.6	$43.6
Other	0.4	0.2	(0.4)	—	0.0	0.2
Total reserve	$37.5	$25.1	$(4.6)	$(18.8)	$4.6	$43.8

Three months ended September 30, 2016

The employee-related restructuring provisions and cash payments for the three months ended September 30, 2016 mainly related to headcount reductions in high-cost countries in Europe and Asia. The table below summarizes the change in the balance sheet position of the restructuring reserves from June 30, 2016 to September 30, 2016.

	June 30, 2016	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	September 30, 2016
Restructuring employee-related	$66.5	$3.4	$(0.1)	$(11.8)	$0.4	$58.4
Other	0.1	—	—	—	(0.1)	0.0
Total reserve	$66.6	$3.4	$(0.1)	$(11.8)	$0.3	$58.4

Nine months ended September 30, 2016

The employee-related restructuring provisions and cash payments for the nine months ended September 30, 2016 mainly related to headcount reductions in high-cost countries in Europe and Asia. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2015 to September 30, 2016.

	December 31, 2015	Provision/ Charge	Provision/ Reversal	Cash payments	Translation difference	September 30, 2016
Restructuring employee-related	$87.7	$20.6	$(0.8)	$(50.9)	$1.8	$58.4
Other	0.2	—	—	—	(0.2)	0.0
Total reserve	$87.9	$20.6	$(0.8)	$(50.9)	$1.6	$58.4

10 Product-Related Liabilities

The Company has reserves for product risks. Such reserves are related to product performance issues including recalls, product liability and warranty issues. For further explanation, see Note 13 Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities. The provisions and cash paid for the three months ended September 30, 2017 mainly related to warranty related issues. The provisions for the nine months ended September 30, 2017 mainly related to warranty related issues and the cash paid for the nine months ended September 30, 2017 mainly related to recall related issues. The provisions and cash paid for the three and nine months ended September 30, 2016 mainly related to warranty related issues. The increase in the reserve balance as of September 30, 2017 compared to the prior year is mainly due to recall related issues in the fourth quarter of 2016, a majority of which were covered by insurance. Insurance receivables are included within Other current assets in the Condensed Consolidated Balance Sheet.

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Reserve at beginning of the period	$112.4	$68.3	$120.1	$60.8
Change in reserve	5.3	9.9	16.0	27.2
Cash payments	(8.6)	(12.9)	(28.9)	(23.4)
Translation difference	0.4	0.0	2.3	0.7
Reserve at end of the period	$109.5	$65.3	$109.5	$65.3

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

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2017 and September 30, 2016 and are not included in the table below.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service cost	$6.1	$3.7	$18.3	$14.4
Interest cost	5.4	5.3	16.1	16.0
Expected return on plan assets	(5.3)	(5.0)	(16.0)	(15.3)
Amortization prior service credit	0.1	(0.2)	0.4	(0.5)
Amortization of actuarial loss	2.0	1.4	5.9	4.4
Net Periodic Benefit Cost	$8.3	$5.2	$24.7	$19.0

12 Controlling and Non-Controlling Interest

	Three Months ended
	September 30, 2017			September 30, 2016
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$3,859.7	$252.6	$4,112.3	$3,676.8	$275.6	$3,952.4
Total Comprehensive Income:
Net income (loss)	90.8	(2.6)	88.2	137.8	(2.3)	135.5
Foreign currency translation	57.1	0.8	57.9	(5.4)	3.3	(2.1)
Net change in cash flow hedges	(3.9)	—	(3.9)	1.2	—	1.2
Defined benefit pension plan	1.3	—	1.3	0.8	—	0.8
Total Comprehensive Income (loss)	145.3	(1.8)	143.5	134.4	1.0	135.4
Common Stock incentives	5.4	—	5.4	2.7	—	2.7
Cash dividends declared	(51.8)	—	(51.8)	(51.2)	—	(51.2)
Repurchased shares	—	—	—	—	—	—
Dividends paid to non-controlling interest on subsidiary shares	—	—	—	—	—	—
Investment in subsidiary by non-controlling interest	—	—	—	—	(2.3)	(2.3)
Balance at end of period	$3,958.6	$250.8	$4,209.4	$3,762.7	$274.3	$4,037.0

	Nine Months ended
	September 30, 2017			September 30, 2016
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$3,677.2	$249.2	$3,926.4	$3,455.6	$12.5	$3,468.1
Total Comprehensive Income:
Net income (loss)	364.5	(5.9)	358.6	419.4	(2.0)	417.4
Foreign currency translation	224.4	7.5	231.9	23.5	13.0	36.5
Net change in cash flow hedges	(10.5)	—	(10.5)	3.9	—	3.9
Defined benefit pension plan	3.8	—	3.8	2.2	—	2.2
Total Comprehensive Income	582.2	1.6	583.8	449.0	11.0	460.0
Common Stock incentives	13.6	—	13.6	11.6	—	11.6
Cash dividends declared	(157.4)	—	(157.4)	(153.5)	—	(153.5)
Repurchased shares	(157.0)	—	(157.0)	—	—	—
Dividends paid to non-controlling interest on subsidiary shares	—	—	—	—	(1.7)	(1.7)
Investment in subsidiary by non-controlling interest	—	—	—	—	252.5	252.5
Balance at end of period	$3,958.6	$250.8	$4,209.4	$3,762.7	$274.3	$4,037.0

Stock Repurchase Program

The Company did not repurchase any shares in the third quarter of 2017. In the second quarter of 2017, the Company repurchased 1.4 million common shares for cash at an aggregate amount of $157 million. The Company is authorized to repurchase an additional 2,986,288 shares under the program at September 30, 2017. The stock repurchases made in the second quarter of 2017 were the first stock repurchases made under the program since March 2015.

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

In October 2014, one of the Company’s Brazilian subsidiaries received a notice of deficiency from the state tax authorities from the state of São Paulo, Brazil which, primarily, alleged violations of ICMS (VAT) payments and improper warehousing documentation. The aggregate assessment for all alleged violations was R$75.7 million (approximately $23.8 million), inclusive of fines, penalties and interest. The Company believes the full amount assessed is baseless and that it has reasonable legal and factual defenses to the assessment and, consequently, plans to defend its interests vigorously. However, the Company believes that a loss is probable with respect to at least a portion of the assessed amount and accrued an amount in 2015, which amount remains accrued as of September 30, 2017, that was not material to the Company’s results of operations. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

In March 2015, the Company was informed of an investigation being conducted in Turkey by the Directorate of Kocaeli Customs Custody, Smuggling and Enquiry into the Company’s import and customs payment structure and the associated import taxes and fees for the period of 2006–2012. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has made no provision for any expenses as of September 30, 2017 with respect to this investigation.

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

During the third quarter of 2017, the Company concluded that the EC is likely to finalize a discrete portion of its investigation and impose a fine with respect to this portion of the EC’s overall investigation while it continues the more significant portion of its investigation. The Company accrued EUR 8.3 million (approximately $9.8 million) in the period ended September 30, 2017 with respect to this discrete portion of the investigation.

Management does not believe the outcome of this discrete portion of the EC’s investigation as noted above provides an indication of the total probable loss associated with the EC investigation as a whole. The Company remains unable to estimate the financial impact of what the Company believes to be the substantially more significant, continuing portion of the investigation or predict the reporting periods in which such financial impact may be recorded. Consequently, the Company has not recorded a provision for loss as of September 30, 2017 other than as noted above for the discrete portion of the investigation. However, management believes it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the continuing portion of the investigation is resolved or becomes estimable.

In August 2014, the Competition Commission of South Africa (the “CCSA”) contacted the Company regarding an investigation into the Company’s sales of occupant safety systems in South Africa. In September 2017, the Company entered into a settlement agreement with the CCSA in which the Company agreed to pay an administrative penalty of R150 million (approximately $11 million). The agreement is subject to the approval of the competition tribunal in South Africa. The Company had previously accrued a total of approximately $6 million as of year-end 2016 for this matter, and accrued an additional amount of approximately $5 million during the period ended September 30, 2017 with respect to the proposed settlement.

On July 6, 2015, the Company learned that the General Superintendence of the Administrative Council for Economic Defense (“CADE”) in Brazil had initiated an investigation of an alleged cartel involving sales in Brazil of seatbelts, airbags, and steering wheels by the Company’s Brazilian subsidiary and the Brazilian subsidiary of a competitor. In November 2016, the Company and the CADE entered into a settlement agreement with respect to this matter for an amount that is not material to the Company’s results of operations. Settlement amounts were accrued for this matter during the periods ended December 31, 2015 and December 31, 2016, and final payment of the accrued amounts was made during the period ended March 31, 2017.

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

In May 2014, the Company, without admitting any liability, entered into separate settlement agreements with representatives of the three classes of plaintiffs then pending in the MDL. Pursuant to the settlement agreements, the Company agreed to pay $40 million to the direct purchaser settlement class, $6 million to the auto dealer settlement class, and $19 million to the end-payor settlement class, for a total of $65 million. This amount was expensed during the second quarter of 2014. In January 2015, the MDL court granted final approval of the direct purchaser class settlement, which had been reduced to approximately $35.5 million because of opt-outs; in December 2015, the MDL court granted final approval of the auto dealer class settlement; and in June 2016, the MDL court granted final approval of the end-payor class settlement, over the objections of several individual class members, some of whom appealed the MDL court’s approval of the Company’s end-payor settlement and several other defendants’ settlements that were approved at the same time. These appeals have been voluntarily dismissed, and the MDL court’s approval of the Company’s settlement with the end-payor class became final as of the last such dismissal, on September 20, 2017. In addition, several individuals and one insurer (and its affiliated entities) have opted-out of the pending end-payor class settlements, including the Company’s settlement. The class settlements do not resolve any claims of settlement class members who opt-out of the settlements or the unasserted claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities.

In September 2016, the insurer (and its affiliated entities) that opted out of the end-payor class settlement filed an antitrust lawsuit in the United States District Court for the Eastern District of Michigan, the venue for the MDL, against the Company and the other settling defendants in the end-payor class settlement. The defendants’ motion to dismiss the complaint on various grounds is pending. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

The remaining four antitrust class action lawsuits are pending in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013; M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013; Ewert v. Autoliv, Inc. et al., filed in the Supreme Court of British Columbia on July 18, 2013; and Cindy Retallick and Jagjeet Singh Rajput v. Autoliv ASP, Inc. et al., filed in the Queen’s Bench of the Judicial Center of Regina in the province of Saskatchewan on May 14, 2014). The Canadian cases assert claims on behalf of putative classes of both direct and indirect purchasers of occupant safety systems. In February 2017, the Company entered into a settlement agreement with plaintiffs in three of the four class actions to settle on a nationwide class basis for an amount that is not material to the Company’s results of operations. The Company accrued amounts for the period ended December 31, 2016 in connection with these claims. The settlement has received the required court approvals and is final, with amounts being paid in 2017. This national settlement includes the claims of the putative members of the fourth class action.

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

The table in Note 10 Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the three and nine month periods ended September 30, 2017 and September 30, 2016.

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

The fair value of the RSUs and PSs granted under the LTI program are calculated as the grant date fair value of the shares expected to be issued. For the grants made during 2017, the fair value of a PS and a RSU is calculated by using the closing stock price at grant date. For the grants made during 2016 and earlier, the fair value of a RSU and a PS was estimated using the Black Scholes valuation model. The grant date fair value for the RSUs at February 19, 2017 was $7.9 million. This cost will be amortized straight line over the vesting period. The grant date fair value of the PSs at February 19, 2017 was also $7.9 million. For PSs, the grant date fair value of the number of awards expected to vest is based on the Company’s best estimate of ultimate performance against the respective targets and is recognized as compensation cost on a straight-line basis over the requisite vesting period of the awards. The Company assesses the expected achievement levels at the end of each quarter. As of September 30, 2017, the Company believes it is probable that the performance conditions for the two grants will be met, although at a different level, and has accrued for the compensation expense accordingly. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to compensation expense.

The Company’s non-employee directors historically received grants of fully-vested shares of the Company’s common stock as payment of 50% of their annual base retainer, which shares were granted in arrears following a year of service.  The Company’s non-employee directors received their last grant of fully-vested shares of the Company’s common stock pursuant to the prior program on the date of the 2017 annual general meeting of stockholders (AGM). The grant date fair value for the fully-vested shares of the Company’s common stock granted to the Company’s non-employee directors at May 9, 2017 was $1.2 million. Pursuant to the Company’s new director compensation policy, commencing May 2017, the Company’s non-employee directors receive RSUs as payment of 50% of their annual base retainer, which RSUs vest in one installment on the earlier of the date of the next AGM or the first anniversary of the grant date, in each case subject to the grantee’s continued service as a non-employee director on the vesting date. The RSUs granted to the Company’s non-employee directors entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. The grant date fair value for the RSUs granted to the Company’s non-employee directors at May 9, 2017 was $1.0 million.

15 Earnings per share

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). The diluted EPS reflects the potential dilution that could occur if common stock were issued for awards under the Company’s Stock Incentive Plan.

For the three and nine months ended September 30, 2017, approximately 0.1 million shares and 0.1 million shares of common stock, respectively, were not included in the computation of the diluted EPS, however these could potentially impact EPS in the future. For the three and nine months ended September 30, 2016, approximately 0.2 million shares of common stock, respectively, were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the three months ended September 30, 2017 and September 30, 2016, approximately 30 thousand and 7 thousand shares of common stock, respectively, from the treasury stock have been utilized by the Company’s Stock Incentive Plan. During the nine months ended September 30, 2017 and September 30, 2016, approximately 0.1 million and 0.1 million shares of common stock, respectively, from the treasury stock have been utilized by the Company’s Stock Incentive Plan.

The computation of basic and diluted EPS under the two-class method were as follows:

(In millions, except per share amounts)	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$90.8	$137.8	$364.5	$419.4
Participating share awards with dividend equivalent rights	0.0	—	0.0	—
Net income available to common shareholders	90.8	137.8	364.5	419.4
Earnings allocated to participating share awards 1)	0.0	—	0.0	—
Net income attributable to common shareholders	$90.8	$137.8	$364.5	$419.4

Denominator: 1)
Basic: Weighted average common stock	86.9	88.2	87.7	88.2
Add: Weighted average stock options/share awards	0.3	0.3	0.2	0.2
Diluted:	87.2	88.5	87.9	88.4

Basic EPS	1.04	$1.56	4.16	$4.76
Diluted EPS	1.04	$1.56	4.15	$4.74

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

	Three months ended		Nine months ended
Net sales, including Intersegment Sales (Dollars in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Passive Safety	$1,952.4	$1,898.7	$5,976.0	$5,883.5
Electronics	566.9	577.4	1,729.1	1,631.5
Total segment sales	$2,519.3	$2,476.1	$7,705.1	$7,515.0
Corporate and other	0.8	1.1	2.7	3.1
Intersegment sales	(19.7)	(15.9)	(54.4)	(48.3)
Total net sales	$2,500.4	$2,461.3	$7,653.4	$7,469.8

	Three months ended		Nine months ended
Income before Income Taxes (Dollars in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Passive Safety	$161.7	$190.8	$574.7	$589.2
Electronics	8.4	5.0	32.9	31.7
Segment operating income	$170.1	$195.8	$607.6	$620.9
Corporate and other	(11.4)	(4.7)	(14.9)	(11.9)
Interest and other non-operating expenses, net	(16.8)	(6.5)	(59.1)	(34.4)
(Loss) income from equity method investments	(9.4)	0.5	(16.5)	1.2
Income before income taxes	$132.5	$185.1	$517.1	$575.8

	Three months ended		Nine months ended
Capital Expenditures (Dollars in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Passive Safety	$123.1	$96.2	$341.9	$269.5
Electronics	19.8	22.8	69.9	66.8
Corporate and other	0.9	1.1	2.6	7.3
Total capital expenditures	$143.8	$120.1	$414.4	$343.6

	Three months ended		Nine months ended
Depreciation and Amortization (Dollars in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Passive Safety	$77.0	$69.2	$224.8	$206.8
Electronics	24.9	26.2	86.2	66.0
Corporate and other	2.3	2.2	7.6	6.6
Total depreciation and amortization	$104.2	$97.6	$318.6	$279.4

	As of
Segment Assets (Dollars in millions)	September 30, 2017	December 31, 2016
Passive Safety	$6,092.9	$5,637.0
Electronics	1,785.5	1,715.5
Segment assets	$7,878.4	$7,352.5
Corporate and other1)	706.8	881.9
Total assets	$8,585.2	$8,234.4

1)	Corporate and other assets mainly consist of cash and cash equivalents, income taxes and equity method investments.

17 Subsequent Events

There were no reportable events subsequent to September 30, 2017.

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

Autoliv is a leading developer, manufacturer and supplier of automotive safety systems to the automotive industry with a broad range of product offerings, including passive safety systems and active safety systems. Passive safety systems are primarily meant to improve vehicle safety. Passive safety products include modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, whiplash protection systems and child seats, and components for such systems. Active safety systems are designed to assist the driver and ultimately to avoid any crashes by intervening before a collision can occur. Active safety products include automotive radars, night vision systems, cameras with driver assist systems, positioning systems, passive safety electronics, active seatbelts and brake control systems. Autoliv has combined all of Autoliv’s electronics resources and expertise in both passive safety electronics and active safety systems into its Electronics segment while its Passive Safety segment includes all of its other passive safety systems.

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

EXECUTIVE OVERVIEW

Autoliv’s third quarter turned out essentially as expected. The Company is in the midst of an intense period of preparing for its future growth, while delivering at the high end of its guided margin range for the quarter.

These preparations will continue into the fourth quarter, when the Company expects to see the first step-up in growth in Passive Safety, before gaining momentum early on in 2018. Passive Safety is planning for a total of around 340 product launches in the October 1, 2017 to March 31, 2018 time frame, compared to a total of 285 product launches in the same period a year earlier. This is supporting the anticipated 8% CAGR from 2017 to 2020 that the Company outlined at its Capital Markets Day on September 14. In the fourth quarter, Autoliv expects the ramp-up of these product launches to add more than two percentage points to organic sales growth (non-U.S. GAAP measure) in Passive Safety, although this is offset in the fourth quarter by a temporary unfavorable model mix. Order intake continued to be strong in Passive Safety, while the Company is looking at a more back-end loaded order intake year for Electronics.

On September 14, Autoliv announced that it will undertake a strategic review of its operating structure with the intent to create two separate publicly listed companies of Autoliv’s current business segments, Passive Safety and Electronics. The review process is continuing according to plan and the Company expects to be able to provide an update before year end.

At Autoliv’s Capital Markets Day, it outlined new financial targets, including that Passive Safety as a standalone entity is expected to surpass $10 billion in sales in 2020, reaching around 13% adjusted operating margin (non-U.S. GAAP measure).  Electronics is projected to reach approximately $3 billion in sales by 2020, including more than $1 billion in Active Safety sales.

Electronics continues to build a stronger position by entering several partnerships and agreements, including with Seeing Machines, a leader in driver monitoring systems and through an agreement to acquire certain assets and competence from LiDAR specialist Fotonic. Passive Safety entered a collaboration with Adient to address the vehicle seating opportunities presented by the future car and autonomous driving.

Autoliv continues to focus on execution. Quality first, the robustness of its products and focus on operations are more important than ever as the Company deals with accelerating future business volumes.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	or as of September 30		or as of September 30
	2017	2016	2017	2016

Total parent shareholders’ equity per share	$45.55	$42.66	$45.55	$42.66
Operating working capital 1)	$734	$657	$734	$657
Capital employed 6)	$4,755	$4,397	$4,755	$4,397
Net debt1)	$545	$360	$545	$360
Net debt to capitalization, % 11)	12	8	12	8

Gross margin, % 2)	20.2	20.1	20.7	20.4
Operating margin, % 3)	6.3	7.8	7.7	8.2

Return on total equity, % 7)	8.5	13.6	11.7	14.5
Return on capital employed, % 8)	12.6	17.4	17.0	19.5

No. of employees at period-end 9)	61,490	59,930	61,490	59,930
Headcount at period-end 10)	70,390	68,778	70,390	68,778
Days receivables outstanding 4)	77	74	73	73
Days inventory outstanding 5)	34	34	33	33

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”
2)	Gross profit relative to sales
3)	Operating income relative to sales
4)	Outstanding receivables relative to average daily sales
5)	Outstanding inventory relative to average daily sales
6)	Total equity and net debt
7)	Net income relative to average total equity
8)	Operating income and income from equity method investments, relative to average capital employed

9)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
10)	Employees plus temporary, hourly personnel
11)	Net debt in relation to capital employed

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2016

Market overview

Light Vehicle Production Development

Change vs. same quarter last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	1.1%	3.4%	9.2%	(5.9)%	5.2%	2.1%

1)	Source: IHS October 17, 2017.

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

The following table shows the Company’s consolidated net sales by segment and other for the third quarter of 2017 and 2016, respectively:

Net sales, including Intersegment Sales	Three months ended
(Dollars in millions)	September 30, 2017	September 30, 2016
Passive Safety	$1,952.4	$1,898.7
Electronics	566.9	577.4
Total segment sales	$2,519.3	$2,476.1
Corporate and other	0.8	1.1
Intersegment sales	(19.7)	(15.9)
Total net sales	$2,500.4	$2,461.3

Despite inflator replacement sales impacting organic sales growth (non-U.S. GAAP measure) negatively by 1.0pp, consolidated net sales increased by 1.6% compared to the same quarter of 2016 with an organic growth (non-U.S. GAAP measure, see reconciliation table below) of 0.5% and positive currency translation of 1.1%. All regions except Americas grew organically (non-U.S. GAAP measure). Europe, China and South Korea were the key drivers while North America’s sales declined 11.7% organically (non-U.S. GAAP measure), including around 2.0pp negative impact from lower inflator replacement sales, reflecting an 11.2% decline in LVP according to IHS.

Passive Safety Sales

Change vs. same quarter last year			Reported	Currency	Organic
(Dollars in millions)	Q3 2017	Q3 2016	(U.S. GAAP)	effects1)	change3)
Airbag2)	$1,276.2	$1,268.3	0.6%	1.0%	(0.4)%
Seatbelt2)	676.1	631.3	7.1%	2.4%	4.7%
Intersegment sales	0.1	(0.9)	—	—	—
Total Passive Safety Sales	$1,952.4	$1,898.7	2.8%	1.5%	1.3%

1)	Effects from currency translations.
2)	Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation tables below.

Consolidated Passive Safety segment sales increased by 2.8% to $1,952 million. Excluding positive currency translation effects, the organic sales growth (non-U.S. GAAP measure, see reconciliation table above) was 1.3%, which can be compared to an LVP growth of 2.1% according to IHS. Inflator replacement sales affected the segment’s organic sales growth (non-U.S. GAAP measure) negatively by around 1.4pp, mainly affecting North America and Japan.

Airbag sales declined organically (non-U.S. GAAP measure) mainly due to replacement inflators in North America and Japan, side airbags in North America, passenger airbags in China and North America and driver airbags in North America. The main organic sales growth (non-U.S. GAAP measure) contributors were passenger airbags in Japan and Rest of Asia, inflatable curtains in Rest of Asia and side airbags in China.

Seatbelt sales grew organically (non-U.S. GAAP measure) in Europe, China, Japan and Rest of Asia, while Americas sales declined. The trend of higher sales for more advanced and higher value-added seatbelt systems continued globally.

Electronics Sales

Change vs. same quarter last year			Reported	Currency	Organic
(Dollars in millions)	Q3 2017	Q3 2016	(U.S. GAAP)	effects1)	Change3)
Restraint Control Systems2)	$232.1	$240.0	(3.3)%	0.0%	(3.3)%
Active Safety	198.2	183.2	8.2%	2.0%	6.2%
Brake Systems	117.8	138.5	(15.0)%	(2.9)%	(12.1)%
Intersegment sales	18.8	15.7	—	—	—
Total Electronic Sales	$566.9	$577.4	(1.8)%	0.1%	(1.9)%

1)	Effects from currency translations.
2)	Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation tables below.

Consolidated Electronics segment sales decreased by 1.8% to $567 million compared to the same quarter 2016. Excluding positive currency translation effects, the organic sales decline (non-U.S. GAAP measure, see reconciliation table above) was 1.9%, primarily driven by timing of new model launches in Restraint Control Systems and Brake Systems, which more than offset the positive Active Safety growth.

Restraint Control Systems sales (mainly airbag control modules and remote sensing units) declined organically (non-U.S. GAAP measure) largely due to GM and Nissan in North America and Mazda in Japan, partly offset by increases to Nissan and Volvo in China and Ford and Volvo in Europe.

The organic sales increase (non-U.S. GAAP measure) for Active Safety (mainly automotive radars, night vision systems, cameras with driver assist systems and positioning systems) was positively impacted by almost 10% sales growth  of core active safety products (radar and camera systems and ADAS ECUs), especially with models from Honda, Mercedes and FCA. This was partly offset by declines for camera systems with Mercedes and BMW. Active Safety was negatively impacted by sales declines for positioning systems in North America as well as the ramp-down of the internally developed brake control system in China.

Brake Systems organic sales (non-U.S. GAAP measure) were adversely affected by reclassification of certain revenues from gross to net basis, as outlined in Autoliv’s Financial Report for October – December 2016 (furnished as Exhibit 99.1 to Autoliv’s Current Report on Form 8-K filed with SEC on February 2, 2017) as well as by lower sales to Honda in North America and Japan.

Sales by Segment/Product

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2017

(Dollars in millions)

The following tables show the organic change for the three months ended September 30, 2017 compared to the same period last year:

	Passive Safety		Electronics		Other and eliminations	Total
	$	%	$	%	$	$	%
Reported change	$53.6	2.8	$(10.5)	(1.8)	$(4.0)	$39.1	1.6
Currency effects1)	28.1	1.5	0.3	0.1	(0.5)	27.9	1.1
Organic change	$25.5	1.3	$(10.8)	(1.9)	$(3.5)	$11.2	0.5
1)	Effects from currency translations.

	Airbag Products2)		Seatbelt Products2)		Restraint Control and Sensing2)		Active Safety		Brake Systems		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Reported change	$7.9	0.6	$44.8	7.1	$(7.9)	(3.3)	$15.0	8.2	$(20.7)	(15.0)	$39.1	1.6
Currency effects1)	12.8	1.0	15.4	2.4	0.0	0.0	3.6	2.0	(3.9)	(2.9)	27.9	1.1
Organic change	$(4.9)	(0.4)	$29.4	4.7	$(7.9)	(3.3)	$11.4	6.2	$(16.8)	(12.1)	$11.2	0.5

1)	Effects from currency translations.
2)	Including Corporate and other sales.

Sales by Region

The tables below reconciles the reported change by geographic region to organic change for the three months ended September 30, 2017 compared to the same period last year:

	Sales	Reported change	Currency	Organic
	(MUSD)	(U.S. GAAP)	effects1)	change2)
Asia	$939.9	4.7%	(2.3)%	7.0%
Whereof: China	$443.7	5.4%	(0.3)%	5.7%
Japan	$256.0	(3.9)%	(7.4)%	3.5%
Rest of Asia	$240.2	14.3%	0.3%	14.0%
Americas	$769.4	(9.2)%	0.8%	(10.0)%
Europe	$791.1	10.4%	5.7%	4.7%
Total	$2,500.4	1.6%	1.1%	0.5%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2017

(Dollars in millions)

	China		Japan		Rest of Asia		Americas		Europe		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Reported change	$22.7	5.4	$(10.5)	(3.9)	$30.0	14.3	$(77.6)	(9.2)	$74.5	10.4	$39.1	1.6
Currency effects1)	(1.2)	(0.3)	(19.7)	(7.4)	0.7	0.3	7.4	0.8	40.7	5.7	27.9	1.1
Organic change	$23.9	5.7	$9.2	3.5	$29.3	14.0	$(85.0)	(10.0)	$33.8	4.7	$11.2	0.5

1)	Effects from currency translations.

The organic sales growth (non-U.S. GAAP measure, see reconciliation table above) of 0.5% in the quarter was mainly driven by the organic growth (non-U.S. GAAP measure) in Europe, Rest of Asia and China, partly offset by the decline in North America. The inflator replacement sales impacted organic growth (non-U.S. GAAP measure) negatively by about 1.0pp. Light vehicle production grew by 2.1%, according to IHS.

The organic sales increase (non-U.S. GAAP measure) from Autoliv’s companies in China was mainly driven by Japanese and European OEMs. Organic growth (non-U.S. GAAP measure) for the domestic OEMs is mainly driven by Geely and Great Wall.

Organic sales growth (non-U.S. GAAP measure) from Autoliv’s companies in Japan was driven by the Japanese OEMs, in particular Nissan, Toyota and Subaru, partly offset by lower inflator replacement sales.

Organic sales growth (non-U.S. GAAP measure) from Autoliv’s companies in the Rest of Asia was driven by strong sales development in South Korea, mainly to Hyundai/Kia but also to Renault. India and Other Asia also grew double digit organically (non-U.S. GAAP measure).

Sales from Autoliv’s companies in Americas declined organically (non-U.S. GAAP measure, see reconciliation table above) by 10.0%. North America declined by 11.7% organically (compared to an LVP decline of 11.2% according to IHS), driven primarily by unfavorable platform shifts with GM as well as about 2.0pp negative organic growth (non-U.S. GAAP measure) impact from lower inflator replacement sales. South America grew organically (non-U.S. GAAP measure) by 58.5%.

Autoliv’s companies in Europe grew organically (non-U.S. GAAP measure, see reconciliation table above) by 4.7%. This was mainly driven by Mercedes, Volvo, VW and Toyota, partly offset by BMW and Opel.

Earnings

	Three months ended
(Dollars in millions, except per share data)	September 30, 2017	September 30, 2016	Change
Net Sales	$2,500.4	$2,461.3	1.6%
Gross profit	$504.3	$495.3	1.8%
% of sales	20.2%	20.1%	0.1	pp
S,G&A	$(119.1)	$(116.5)	2.2%
% of sales	(4.8)%	(4.7)%	(0.1	)pp
R,D&E net	$(182.5)	$(165.5)	10.3%
% of sales	(7.3)%	(6.7)%	(0.6	)pp
Amortization of intangibles	$(8.8)	$(12.2)	(27.9)%
% of sales	(0.4)%	(0.5)%	0.1	pp
Other income (expense), net	$(35.2)	$(10.0)	252.0%
% of sales	(1.4)%	(0.4)%	(1.0	)pp
Operating income	$158.7	$191.1	(17.0)%
% of sales	6.3%	7.8%	(1.5	)pp
Income before taxes	$132.5	$185.1	(28.4)%
Tax rate	33.4%	26.8%	6.6	pp
Net income	$88.2	$135.5	(34.9)%
Net income attributable to controlling interest	$90.8	$137.8	(34.1)%
Earnings per share, diluted1)	$1.04	$1.56	(33.3)%

1)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two class method excluded from the EPS calculation.

The gross profit for the third quarter of 2017 was $9 million higher than in the same quarter of 2016, a record for a third quarter. The gross margin improved by 0.1pp to 20.2%, from 20.1% in the same quarter of 2016. Improved operational performance was largely offset by costs related to investments for capacity and growth, negative impacts from currencies as well as raw material prices.

Research, Development & Engineering (R, D&E) expenses net, increased by $17 million compared to the same quarter in the prior year as we continued to invest in technology, competence and capacity.

The decrease in amortization expense is driven by the M/A-COM impairment charge reported in our first quarter 2017 Quarterly Report on Form 10-Q.

Other income (expense), net, primarily includes costs for capacity alignments and antitrust related matters. The change compared to the same quarter in 2016, is related to the Company accruing approximately $15 million related to antitrust matters in the EU and South Africa (for further information see Note 13 – Contingent Liabilities to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q) as well as around $20 million in capacity alignment costs in Europe in the third quarter of 2017.

Operating income decreased by $32 million to $159 million, corresponding to a reported operating margin of 6.3% of sales, compared to 7.8% in the same quarter of 2016. The slight gross margin improvement was more than offset by increased investments in R, D&E, net.

Income before taxes decreased by $53 million compared to the same quarter of the previous year, driven primarily by $29 million in higher costs relating to capacity alignments and antitrust related matters, our share of the equity method loss in Zenuity of about negative $10 million as well as less favorable non-operating currency effects. Net income attributable to controlling interest was $91 million, a decrease of $47 million from the third quarter of 2016.

The effective tax rate in the third quarter of 2017 was 33.4% compared to 26.8% in the same quarter of 2016. Discrete tax items, net had an unfavorable impact of 3.3pp whereas in the same quarter of 2016 discrete tax items, net had a favorable impact of 1.1pp. The tax rate in the third quarter of 2017 was negatively impacted by the antitrust accruals, which are not deductible for tax purposes, compared to the third quarter of 2016.

Earnings per share (EPS) assuming dilution decreased by 33% to $1.04 compared to $1.56 for the same period one year ago. The main negative items affecting EPS were 36 cents from capacity alignments and antitrust related matters, 11 cents from our share of loss in Zenuity and 7 cents from discrete tax items.

The weighted average number of shares outstanding assuming dilution was 87.2 million compared to 88.5 million in the third quarter of 2016.

Segment Performance

The Company reports its results in two segments, Passive Safety and Electronics. Corporate sales and income, capital expenditures and depreciation and amortization for the reportable segments can be found in Note 16 Segment Information to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Passive Safety

	Three months ended
(Dollars in millions)	September 30, 2017	September 30, 2016	Change		Organic change1)
Passive Safety sales	$1,952.4	$1,898.7	2.8%		1.3%
Passive Safety operating income	$161.7	$190.8	(15.3)%
Passive Safety operating margin	8.3%	10.0%	(1.7	)pp
Passive Safety Headcount	62,841	61,820	1.7%
1)	Non-U.S. GAAP measure, see reconciliation table above.

Compared to the same period last year, the operating margin declined due to increased net impact from capacity alignments and antitrust related matters. The operating margin effects from increased volumes and lower S,G&A costs were offset by higher R, D&E, net costs for supporting near term growth.

The Company is gearing up to manage the increase in new launches that will continue into 2018. At the Company’s Capital Markets Day, the Company outlined that Passive Safety expects to grow sales by around 8% per year from 2017 to 2020, based on around 2.5% annual LVP growth. In the time frame October of 1, 2017 to March 31, 2018, the Company plans for a total of around 340 product launches, compared to around 285 launches in the same period a year earlier. In the fourth quarter, the Company expect the ramp-up of these product launches to add more than 2pp to organic sales growth (non-U.S. GAAP measure) in Passive Safety. In the fourth quarter, sales growth is still limited as step-up in growth is in an early phase and is negatively impacted by a temporary unfavorable model mix and lower inflator replacement sales.

The Company estimates that R,D&E, net, in relation to sales are at peak levels for Passive Safety. Order intake continued on a high level.

Despite adding direct headcount to prepare for the new launches, Passive Safety was able to maintain a total headcount basically in line with the previous quarter, as it reduced the indirect headcount. Passive Safety continues to work on improving efficiencies in its processes, both in the production areas and in the indirect support functions.

The reported operating margin for Passive Safety was negatively impacted by capacity alignments and antitrust related matters, but the underlying performance was in line with the Company’s expectations for the quarter.

The Company remains focused on being agile and is taking proactive measures when it sees indications of volume changes in specific markets or customers. As Passive Safety manage the growth projects during the rest of 2017 and in 2018, the Company stay focused on delivering these launches within the targeted cost and quality parameters.

Electronics

	Three months ended
(Dollars in millions)	September 30, 2017	September 30, 2016	Change		Organic change1)
Electronics sales	$566.9	$577.4	(1.8)%		(1.9)%
Electronics operating income	$8.4	$5.0	68.0%
Electronics operating margin	1.5%	0.9%	0.6	pp
Electronics Headcount	7,124	6,588	8.1%
1)	Non-U.S. GAAP measure, see reconciliation table above.

The operating margin increased primarily due to an improved gross margin partially offset by higher R, D&E investments, net supporting long term growth. Headcount increased by 536.

The Company continues the on-boarding of engineers in the Electronics segment, assigning them to product and customer projects, especially within radar, vision and software. Active Safety won its first radar order in China, demonstrating our competitiveness in the growing market for active safety in China.

Electronics continued building on its strong position by entering several new agreements and co-operations, including with Seeing Machines in driver monitoring systems. Electronics also entered an agreement to acquire certain assets from LiDAR specialist Fotonic, including about 35 specialist engineers building further LiDAR competence to the Company’s Velodyne co-operation. Electronics signed a research agreement with MIT AgeLab, focused on human centered artificial intelligence. The Company, together with Ericsson, Volvo Cars, the Volvo Group and Zenuity opened MobilityXlab at Lindholmen Science Park, in Gothenburg, Sweden, to collaborate with start-ups to develop safer and more efficient transportation. Zenuity teamed up with Ericsson to develop the Zenuity reference cloud and accelerate the speed to market of new vehicle safety technologies.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2016

Market overview

Light Vehicle Production Development

Change vs. same period last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	2.8%	6.7%	3.8%	(0.9)%	2.5%	2.7%
1)	Source: IHS October 17, 2017.

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

The following table shows the Company’s consolidated net sales by segment and other for the nine months ended September 30, 2017 and September 30, 2016, respectively:

Net sales, including Intersegment Sales	Nine months ended
(Dollars in millions)	September 30, 2017	September 30, 2016
Passive Safety	$5,976.0	$5,883.5
Electronics	1,729.1	1,631.5
Total segment sales	$7,705.1	$7,515.0
Corporate and other	2.7	3.1
Intersegment sales	(54.4)	(48.3)
Total net sales	$7,653.4	$7,469.8

Consolidated net sales increased by 2.5% compared to the same period of 2016 with an organic growth (non-U.S. GAAP measure, see reconciliation table below) of 1.7%, positive acquisition effects of 1.6% and negative currency translation of around 0.8%. All regions except Americas grew organically (non-U.S. GAAP measure), with Europe, Japan and China as key drivers while North America’s sales declined organically (non-U.S. GAAP measure).

Passive Safety Sales

Change vs. same period last year

	Nine months ended
(Dollars in millions)	September 30, 2017	September 30, 2016	Reported (U.S. GAAP)	Currency effects1)	Organic change3)
Airbag2)	$3,947.0	$3,907.7	1.0%	(0.7)%	1.7%
Seatbelt2)	2,030.5	1,977.2	2.7%	(0.7)%	3.4%
Intersegment sales	(1.5)	(1.4)	—	—	—
Total Passive Safety Sales	$5,976.0	$5,883.5	1.6%	(0.7)%	2.3%
1)	Effects from currency translations.
2)	Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation tables below.

Consolidated Passive Safety segment sales increased by 1.6% to $5,976 million. Excluding negative currency translation effects, the organic sales growth (non-U.S. GAAP measure, see reconciliation table below) was 2.3%.

Airbag sales had solid organic growth (non-U.S. GAAP measure) in the first nine months in Asia, especially in Japan, China and India. Also Europe, South America and South Korea showed organic growth (non-U.S. GAAP measure), while North American sales declined organically (non-U.S. GAAP measure).

Seatbelt sales grew organically (non-U.S. GAAP measure) in the first nine months in all regions except in North America and South Korea, with Europe and Japan as the largest growth drivers.

Inflator replacement sales affected the segment’s organic sales growth (non-U.S. GAAP measure) for the first nine months negatively by around 0.3pp.

Electronics Sales

Change vs. same period last year
	Nine months ended
(Dollars in millions)	September 30, 2017	September 30, 2016	Reported (U.S. GAAP)	Acquisitions/ divestitures	Currency effects1)	Organic change3)
Restraint Control Systems2)	$734.5	$753.4	(2.5)%	—	(0.7)%	(1.8)%
Active Safety	580.9	559.6	3.8%	—	(1.4)%	5.2%
Brake Systems	360.5	271.9	32.6%	44.3%	(2.4)%	(9.3)%
Intersegment sales	53.2	46.6	—	—	—	—
Total Electronic Sales	$1,729.1	$1,631.5	6.0%	7.5%	(1.2)%	(0.3)%
1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation tables below.
3)	Including Corporate and other sales.

Consolidated Electronics segment sales increased for the first nine months of 2017 by 6.0% to $1,729 million compared to the same period 2016. Excluding acquisition effects and negative currency translation effects, the organic sales decline (non-U.S. GAAP measure, see reconciliation table below) was 0.3%.

Restraint Control Systems sales (mainly airbag control modules and remote sensing units) declined organically (non U.S. GAAP measure) in Japan and North America but increased in China, South Korea and India.

The organic sales increase (non-U.S. GAAP measure) for Active Safety (mainly automotive radars, night vision systems, cameras with driver assist systems and positioning systems) was positively impacted by double-digit organic sales growth of core active safety products, and negatively impacted by sales declines for positioning systems in North America as well as the ramp-down of our internally developed brake control system in China.

Brake Systems organic sales (non-U.S. GAAP measure) was adversely affected by model changes, notably with Honda, and the reclassification of certain revenues from gross to net basis, as outlined in Autoliv’s Financial Report for October – December 2016, furnished as Exhibit 99.1 to Autoliv’s Current Report on Form 8-K filed with SEC on February 2, 2017.

Sales by Segment/Product

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2017

(Dollars in millions)

The following tables show the organic change for the nine months ended September 30, 2017 compared to the same period last year:

	Passive Safety		Electronics		Other and eliminations	Total
	$	%	$	%	$	$	%
Reported change	$92.5	1.6	$97.6	6.0	$(6.5)	$183.6	2.5
Acquisitions/ divestitures	—	—	121.9	7.5	(1.4)	120.5	1.6
Currency effects1)	(41.7)	(0.7)	(19.7)	(1.2)	0.2	(61.2)	(0.8)
Organic change	$134.2	2.3	$(4.6)	(0.3)	$(5.3)	$124.3	1.7
1)	Effects from currency translations.

	Airbag Products2)		Seatbelt Products2)		Restraint Control and Sensing2)		Active Safety		Brake Systems		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Reported change	$39.3	1.0	$53.3	2.7	$(18.9)	(2.5)	$21.3	3.8	$88.6	32.6	$183.6	2.5
Acquisitions/ divestitures	—	—	—	—	—	—	—	—	120.5	44.3	120.5	1.6
Currency effects1)	(28.2)	(0.7)	(13.4)	(0.7)	(5.3)	(0.7)	(7.8)	(1.4)	(6.5)	(2.4)	(61.2)	(0.8)
Organic change	$67.5	1.7	$66.7	3.4	$(13.6)	(1.8)	$29.1	5.2	$(25.4)	(9.3)	$124.3	1.7
1)	Effects from currency translations.
2)	Including Corporate and other sales.

Sales by Region

The tables below reconciles the reported change by geographic region to organic change for the nine months ended September 30, 2017 compared to the same period last year:

	Sales	Reported change	Acquisitions/	Currency	Organic
	(MUSD)	(U.S. GAAP)	divestitures	effects1)	change2)
Asia	$2,753.9	6.8%	3.3%	(2.0)%	5.5%
Whereof: China	$1,266.4	3.1%	3.0%	(3.3)%	3.4%
Japan	$765.4	10.2%	6.9%	(3.5)%	6.8%
Rest of Asia	$722.1	10.2%	—	2.2%	8.0%
Americas	$2,459.5	(3.5)%	1.4%	(0.2)%	(4.7)%
Europe	$2,440.0	4.2%	—	(0.1)%	4.3%
Total	$7,653.4	2.5%	1.6%	(0.8)%	1.7%
1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2017

(Dollars in millions)

	China		Japan		Rest of Asia		Americas		Europe		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Reported change	$38.4	3.1	$70.8	10.2	$66.8	10.2	$(89.9)	(3.5)	$97.5	4.2	$183.6	2.5
Acquisitions/ divestitures	36.6	3.0	47.8	6.9	—	—	36.1	1.4	—	—	120.5	1.6
Currency effects1)	(40.0)	(3.3)	(24.5)	(3.5)	14.2	2.2	(6.9)	(0.2)	(4.0)	(0.1)	(61.2)	(0.8)
Organic change	$41.8	3.4	$47.5	6.8	$52.6	8.0	$(119.1)	(4.7)	$101.5	4.3	$124.3	1.7
1)	Effects from currency translations.

The organic sales growth (non-U.S. GAAP measure, see reconciliation table above) of 1.7% in the first nine months of 2017 was mainly driven by the organic growth (non-U.S. GAAP measure) in Europe, Japan and China while North America declined. The inflator replacement sales impacted organic growth (non-U.S. GAAP measure) negatively by about 0.3pp. Light vehicle production grew by 2.7%, according to IHS.

The organic sales increase (non-U.S. GAAP measure) from Autoliv’s companies in China was mainly driven by the global OEMs, primarily Renault/Nissan and Mercedes, partly offset by Hyundai/Kia. Organic sales to the domestic OEMs was roughly unchanged, with increases to models from Geely and Great Wall, offset by decreases to models from Baojun and Haima. Replacement inflator sales contributed positively to organic sales growth (non-U.S. GAAP measure).

Organic sales growth (non-U.S. GAAP measure) from Autoliv’s companies in Japan was driven by Nissan, Toyota and Mitsubishi. Offsetting effects are mainly from decreasing inflator replacement sales.

Organic sales growth (non-U.S. GAAP measure) from Autoliv’s companies in the Rest of Asia was driven by strong sales development in India, mainly to Suzuki and Hyundai/Kia. Sales in South Korea increased, driven by Hyundai/Kia and Renault.

Sales from Autoliv’s companies in Americas declined organically (non-U.S. GAAP measure, see reconciliation in table above) by 4.7%. North America declined by 5.8% organically (non-U.S. GAAP measure), driven primarily by D-3, especially GM. South America grew organically (non-U.S. GAAP measure) by 45.6%. Inflator replacement sales had a 0.2pp negative impact on organic growth (non-U.S. GAAP measure) in North America.

The 4.3% organic sales growth (non-U.S. GAAP measure, see reconciliation in table above) from Autoliv’s companies in Europe was mainly driven by Mercedes, where Active Safety products were a strong contributor to growth, and Volvo. Offsetting effects were mainly from Opel and BMW.

Earnings

	Nine months ended
(Dollars in millions, except per share data)	September 30, 2017	September 30, 2016	Change
Net Sales	$7,653.4	$7,469.8	2.5%
Gross profit	$1,582.3	$1,522.8	3.9%
% of sales	20.7%	20.4%	0.3	pp
S,G&A	$(364.1)	$(349.9)	4.1%
% of sales	(4.8)%	(4.7)%	(0.1	)pp
R,D&E net	$(570.7)	$(500.7)	14.0%
% of sales	(7.5)%	(6.7)%	(0.8	)pp
Amortization of intangibles	$(38.0)	$(32.0)	18.8%
% of sales	(0.5)%	(0.4)%	(0.1	)pp
Other income (expense), net	$(16.8)	$(31.2)	(46.2)%
% of sales	(0.2)%	(0.4)%	0.2	pp
Operating income	$592.7	$609.0	(2.7)%
% of sales	7.7%	8.2%	(0.5	)pp
Income before taxes	$517.1	$575.8	(10.2)%
Tax rate	30.7%	27.5%	3.2	pp
Net income	$358.6	$417.4	(14.1)%
Net income attributable to controlling interest	$364.5	$419.4	(13.1)%
Earnings per share, diluted1)	$4.15	$4.74	(12.4)%
1)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are (under the two class method) excluded from the EPS calculation.

The gross profit for the first nine months of 2017 increased by around $60 million to $1,582 million, mainly due to higher sales and improved operational performance, partly offset by costs related to investments for capacity and growth and negative impacts from raw material prices. This resulted in the gross margin increasing by 0.3pp to 20.7% from 20.4%, in the same period of 2016.

Selling, General and Administration (S,G&A) expenses increased virtually in line with sales. Research, Development & Engineering (R,D&E) expenses net, increased by $70 million, or 14%, compared to the same period prior year, amounting to 7.5 % of sales compared to 6.7% of sales in the same period in 2016.

The increase in amortization expense is driven by the M/A-COM impairment charge reported in our first quarter 2017 Quarterly Report on Form 10-Q.

Other income (expense), net in 2017 was mainly negatively impacted by capacity alignment in Europe and antitrust related matters while the main positive impact was from a reduced earn-out liability, compared to the same period prior year consisting primarily of capacity alignment charges and antitrust related matters.

Operating income decreased by $16 million to $593 million. Reported operating margin was 7.7% for the first nine months of the year, a decrease of 0.5pp compared to the same period in the prior year. The positive effect from the improved gross margin was more than offset by higher costs mainly related to investments in R,D&E, net.

Income before taxes decreased by $59 million compared to the same period the previous year, primarily due to less favorable non-operating currency effects, our share of the equity method loss in Zenuity and lower operating income. Net income attributable to controlling interest was $365 million, a decrease of $55 million from the same period 2016.

The effective tax rate in the first nine months of 2017 was 30.7% compared to 27.5% in the same period in 2016. Discrete tax items, net had an unfavorable impact of 3.6pp whereas in the same period of 2016 discrete tax items, net had a favorable impact of 0.2pp. The tax rate in the first nine months of 2017 was negatively impacted by recording valuation allowances on specific deferred tax assets, and antitrust accruals, which are not deductible for tax purposes, compared to the same period of 2016.

Earnings per share (EPS) assuming dilution decreased by 12% to $4.15 compared to $4.74 for the same period the prior year. The main negative items affecting EPS were 22 cents from discrete tax items, net, 20 cents from Autoliv’s share of Zenuity’s loss, 11 cents from capacity alignment and antitrust related matters and 10 cents from currency translations.

The weighted average number of shares outstanding assuming dilution declined to 87.9 million compared to 88.4 million in the first nine months 2016 mainly due to share repurchases.

Segment Performance

The Company reports its results in two segments, Passive Safety and Electronics. Corporate sales and income, capital expenditures and depreciation and amortization for the reportable segments can be found in Note 16 Segment Information to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Passive Safety

	Nine months ended
(Dollars in millions)	September 30, 2017	September 30, 2016	Change		Organic change1)
Segment sales	$5,976.0	$5,883.5	1.6%		2.3%
Segment operating income	$574.7	$589.2	(2.5)%
Segment operating margin	9.6%	10.0%	(0.4	)pp
Headcount	62,841	61,820	1.7%
1)	Non-U.S. GAAP measure, see reconciliation table above.

Compared to the same period last year, the operating income was negatively impacted by higher investments in R,D&E, net, as well as other costs supporting near term growth and increased raw material costs, only partly offset by the effects of higher sales.

Electronics

	Nine months ended
(Dollars in millions)	September 30, 2017	September 30, 2016	Change		Organic change1)
Segment sales	$1,729.1	$1,631.5	6.0%		(0.3)%
Segment operating income	$32.9	$31.7	3.8%
Segment operating margin	1.9%	1.9%	0.0	pp
Headcount	7,124	6,588	8.1%
1)	Non-U.S. GAAP measure, see reconciliation table above.

The operating margin was unchanged compared to the same period in 2016, positively impacted by improved gross margin and offset primarily by higher investments in R,D&E, net. Headcount increased by 536 compared to the same period last year, of which virtually all were within R,D&E.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations in the third quarter of 2017 amounted to $218 million compared to $271 million in the same quarter of 2016. The decrease was primarily related to the lower net income. Cash flow from operations in the first nine months of 2017 amounted to $547 million compared to $574 million in the first nine months of 2016.

Net cash flow from operations less net cash used for investing activities declined to $74 million in the third quarter of 2017 compared to $153 million during the same quarter of 2016. Capital expenditures, net, of $142 million were $38 million more than depreciation and amortization expense during the third quarter of 2017 and $24 million more than capital expenditures, net during the third quarter of 2016. For the first nine months of 2017, net cash flow from operations less net cash used for investing activities was $32 million compared to $7 million during the same period 2016. Capital expenditures, net, of $402 million were $83 million more than depreciation and amortization expense during the first nine months of 2017 and $62 million more than capital expenditures, net during the first nine months 2016. Cash used in financing activities for the first nine months of 2017 amounted to $354 million compared to $152 million for the same period last year. The increase in cash used in financing activities was primarily driven by the second quarter share repurchases of $157 million.

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

Reconciliation of “Operating working capital” to U.S. GAAP financial measure

(Dollars in millions)

	September 30, 2017	September 30, 2016	December 31, 2016
Total current assets	$4,122.4	$4,145.3	$4,140.9
Total current liabilities	(2,666.0)	(2,426.0)	(2,597.6)
Working capital	1,456.4	1,719.3	1,543.3
Cash and cash equivalents	(958.3)	(1,182.6)	(1,226.7)
Short-term debt	182.4	73.0	219.8
Derivative liability and (asset), current	1.6	(3.7)	(8.4)
Dividends payable	52.1	51.2	51.2
Operating working capital	$734.2	$657.2	$579.2

Working capital decreased to 14% of sales from 17% of sales on September 30, 2016 and operating working capital (non-U.S. GAAP measure, see reconciliation table above) as a percentage of sales was 7.2%, up from 6.6% on September 30, 2016. The Company targets that operating working capital in relation to the last 12-month sales should not exceed 10%.

Accounts receivable in relation to sales was 77 days outstanding, compared to 70 days outstanding on December 31, 2016 and 74 days outstanding on September 30, 2016. The increase of three days compared to a year ago was mainly due to reduced factoring volumes and unfavorable geographical sales mix.

Days inventory outstanding was 34 days, compared to 31 days on December 31, 2016 and 34 days on September 30, 2016.

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

Reconciliation of “Net debt” to U.S. GAAP financial measure

(Dollars in millions)

	September 30, 2017	June 30, 2017	December 31, 2016
Short-term debt	$182.4	$189.1	$219.8
Long-term debt	1,322.6	1,323.1	1,323.6
Total debt	1,505.0	1,512.2	1,543.4
Cash and cash equivalents	(958.3)	(922.5)	(1,226.7)
Debt-related equivalents	(1.6)	(3.0)	(3.4)
Net debt	$545.1	$586.7	$313.3

The Company’s net debt position (non-U.S. GAAP measure, see reconciliation table above) decreased by $42 million during the third quarter to $545 million at September 30, 2017. Gross interest-bearing debt decreased during the third quarter by $7 million to $1,505 million. The Company’s net debt position (non-U.S. GAAP measure, see reconciliation table above) increased by $232 million to $545 million compared to December 31, 2016, mainly due to share repurchases and the Company’s investment in Zenuity. Gross interest-bearing debt decreased by $38 million to $1,505 million compared to December 31, 2016.

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

Calculation of “Leverage ratio”

(Dollars in millions)

	September 30, 2017	June 30, 2017	December 31, 2016
Net debt1)	$545.1	$586.7	$313.3
Pension liabilities	253.2	250.0	237.5
Debt per the Policy	$798.3	$836.7	$550.8

Income before income taxes2)	$745.1	$797.7	$803.8
Plus: Interest expense, net2,3)	55.3	56.4	57.9
Depreciation and amortization of intangibles2,4)	422.2	415.6	383.0
EBITDA per the Policy	$1,222.6	$1,269.7	$1,244.7
Leverage ratio	0.7	0.7	0.4
1)	Net debt is short- and long-term debt less cash and cash equivalents and debt-related derivatives.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.
4)	Including impairment write-offs, if any.

Autoliv’s policy is to maintain a leverage ratio (non-U.S. GAAP measure, see calculation in table above) commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (non-U.S. GAAP measure, see reconciliation table above) adjusted for pension liabilities in relation to EBITDA (earnings before interest, taxes, depreciation and amortization). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of September 30, 2017, the Company had a leverage ratio of 0.7x.

During the third quarter, total equity increased by $97 million to $4,209 million as of September 30, 2017, mainly due to $88 million from net income and positive currency translations of $58 million. The increase was partly offset by $52 million in dividends. Total parent shareholders’ equity as of September 30, 2017 was $3,959 million corresponding to $45.55 per share. For the first nine months, total equity increased by $283 million to $4,209 million, mainly due to $359 million from net income and positive currency translations of $232 million. The increase was partly offset by share repurchases of $157 million and $157 million in dividends.

Headcount

	September 30, 2017	June 30, 2017	September 30, 2016
Headcount	70,390	70,225	68,778
Whereof:
Direct workers in manufacturing	67%	67%	68%
Best cost countries	75%	74%	74%
Temporary personnel	13%	13%	13%

Compared to June 30, 2017, total headcount (permanent employees and temporary personnel) increased by 165 as of September 30, 2017, including increasing by 176 in R,D&E. Compared to a year ago, headcount increased by 1,612, about two thirds of the increase in R,D&E.

Outlook

Mainly based on customer call-offs, Autoliv expects organic sales (non-U.S. GAAP measure) for the fourth quarter of 2017 to be virtually flat compared to the same quarter of 2016. Currency translations are expected to have a positive effect of around 4%, resulting in a consolidated sales growth of around 4%. The adjusted operating margin (non-U.S. GAAP measure), excluding costs for capacity alignments and antitrust related matters, is expected to be more than 9%.

The expectation for the full year 2017 adjusted operating margin (non-U.S. GAAP measure) remains around 8.5%, excluding costs for capacity alignments and antitrust related matters. Mainly due to a weaker North American market, unfavorable model mix and lower inflator replacement sales, the indication for the full year organic sales growth (non-U.S. GAAP measure) is now more than 1%, compared to the previous indication of around 2%. Currency translations and M&A activities are expected to have a combined positive effect of around 1.5%, resulting in a consolidated sales increase of around 3%.

The projected tax rate, excluding any discrete items, for the full year 2017, is expected to be around 30% and is subject to change due to any discrete or nonrecurring events that may occur.

Autoliv expects the operational cash flow for the full year 2017 to remain strong and continues to expect it to be more than $0.8 billion, excluding antitrust related matters and any other discrete items. Supporting Autoliv’s growth strategy, capital expenditures are expected to be in the range of 5-6% of sales for the full year, and R,D&E investments, net are expected to be more than 7.0% of sales for the full year.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Other than as noted below, as of September 30, 2017, the Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

On June 30, 2017, Autoliv committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and will periodically make capital contributions toward this total investment amount. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving.

OTHER RECENT EVENTS

Launches in the Third Quarter of 2017

Honda Accord

Passenger airbag, side airbag, seatbelt with pretensioner, brake system and radar system.

Genesis G70

Driver airbag, passenger airbag, knee airbag, side airbag, inflatable curtain, seatbelt with pretensioner and safety electronics.

Citroën C5 Aircross

Driver airbag, passenger airbag, side airbag, inflatable curtain, seatbelt with pretensioner and safety electronics.

Volkswagen Polo

Driver airbag with steering wheel and active seatbelt with pretensioner.

Honda N Box

Passenger airbag, seatbelt with pretensioner and brake system.

Porsche Cayenne

Seatbelt, night vision camera and cable cutter.

Hyundai Accent

Driver airbag, passenger airbag, side airbag, inflatable curtain and safety electronics.

Mitsubishi Eclipse Cross

Driver airbag with steering wheel, passenger airbag, side airbag and seatbelt with pretensioner.

Lincoln Navigator

Driver airbag with steering wheel, side airbag, inflatable curtain and safety electronics.

Other Events

•	On August 17, 2017, Autoliv announced a collaboration with Seeing Machines, a leader in computer vision based human sensing technologies, to develop driver monitoring systems for autonomous vehicles.
•

On September 12, 2017, Autoliv announced a collaboration with Adient, the world’s leading automotive seating supplier, to address vehicle seating opportunities presented for the future car and autonomous driving.

•

On September 14, 2017, Autoliv announced that it will conduct a strategic review of its operating structure with the intent to create separate companies of its current business segments, Passive Safety and Electronics.

•

On September 14, 2017, Autoliv held Capital Markets Day, setting 2020 targets for Passive Safety and Electronics as standalone entities. Targets include surpassing $10 billion in sales and reaching an adjusted operating margin of around 13% for Passive Safety and reaching around $3 billion in sales for Electronics with an adjusted operating margin of 0-5%.

•	On September 28, 2017, Autoliv announced it has signed an agreement to acquire certain assets of Fotonic i Norden AB, a Sweden based LiDAR specialist company, subject to customary closing conditions.
•

On October 11, 2017, Autoliv announced signing research agreement with the Massachusetts Institute of Technology AgeLab, to develop a semi-autonomous vehicle prototype that demonstrates the future human-centered artificial intelligence in the automotive space.

•

As previously disclosed, since July 2011 Autoliv has been the subject of an investigation of anti-competitive behavior among suppliers of occupant safety systems in the EU. In the third quarter 2017 the Company accrued approximately $9.8 million related to the European Commission’s antitrust investigation of the Company. This amount relates to a discrete portion of the EC investigation that the Company has concluded is likely to be finalized, while the more significant portion of its investigation continues. Management does not believe the outcome of this discrete portion of the EC’s investigation provides an indication of the total probable loss associated with the continuing portion of the EC’s investigation, which the Company believes will probably materially affect operating results and cash flow for the periods in which it becomes estimable. Additionally in the third quarter 2017, the Company entered into a settlement agreement with the Competition Commission of South Africa. The Company accrued an additional amount of approximately $5 million in the third quarter related to the proposed settlement. For further information, see Note 16 to the consolidated financial statements in Autoliv’s Annual Report and Note 13 to the unaudited condensed consolidated financial statements in  this Quarterly Report on Form 10-Q.

Dividend

On August 14, 2017, the Company declared a quarterly dividend to shareholders of 60 cents per share for the fourth quarter of 2017, with the following payment schedule:

Ex-date (common stock)	November 21, 2017
Ex-date (SDRs)	November 21, 2017
Record Date	November 22, 2017
Payment Date	December 7, 2017

Next Report

Autoliv intends to publish the quarterly earnings report for the fourth quarter of 2017 on Tuesday, January 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2017, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

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

ITEM 1A. RISK FACTORS

Other than as set forth below, as of September 30, 2017, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

Our review of our operating structure with the intent to create separate companies of our current business segments is subject to various risks and uncertainties, and there is no assurance that the review will result in any transaction, including a separation or listing of the electronics business

On September 14, 2017, the Company announced that the board of directors of the Company has instructed management to conduct a strategic review of the Company’s operating structure with the intent to create separate companies of its current business segments, Passive Safety and Electronics. The intent is to create two publicly traded companies capable of addressing two distinct, growing markets with leading product offerings and thereby create additional value for shareholders, customers and other stakeholders. The strategic review process will evaluate this and other options. If the board of directors of the Company approves a separation, the process is estimated to take around one year under most separation scenarios.

To execute a transaction, a substantial amount of work is required on structure, governance, corporate finance strategy, compensation, tax planning, acquiring any necessary regulatory approvals and other significant matters. A separation is subject to a number of conditions, including final approval by the board of directors of the Company of transaction specifics. In addition, external events beyond the control of the Company could impact the timing or occurrence of a separation. Although the strategic review has been initiated there is no guarantee that the review will result in any transaction, including a separation or listing of the electronics business, or, if one does occur, there can be no assurance as to its form, terms or timing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended September 30, 2017, Autoliv made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000. Under the existing authorizations, another 2,986,288 shares may be repurchased. The stock repurchase program does not have an expiration date.

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

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Condensed Consolidated Statements of Comprehensive Income: (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2017

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)