Form 10-K
period 2017-12-31
AUTOLIV INC
filed 2018-02-22
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Act.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒   No:   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:   ☒   No:   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐   No:  ☒

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. held by non-affiliates as of the last business day of the second fiscal quarter of 2017 amounted to $9,543 million.

Number of shares of Common Stock outstanding as of February 14, 2018: 87,013,115.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the annual stockholders’ meeting to be held on May 8, 2018, to be dated on or around March 26, 2018 (the “2018 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10- K. The 2018 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2017.

AUTOLIV, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv, Inc. (“Autoliv,” the “Company” or “we”) or its management believes or anticipates may occur in the future. All forward-looking statements, including without limitation, statements regarding management’s examination of historical operating trends and data, estimates of future sales, operating margin, cash flow, effective tax rate or other future operating performance or financial results, the completion and timing of the proposed spin-off, the outlook for Passive Safety and Electronics as separate businesses if the spin-off is completed, the expected strategic operational and competitive benefits of the proposed spin-off and the effect of the separation on Autoliv and its stockholders are based upon our current expectations, various assumptions and/or data available from third parties. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “would,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment: restructuring and cost reduction initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the resolution of the Toyota Recall (defined below)); higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A -“Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward- looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I

Item 1. Business

General

Autoliv, Inc. (“Autoliv”, the “Company” or “we”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. Autoliv was created in 1997 from the merger of Autoliv AB and the automotive safety products business of Morton International, Inc. The Company functions as a holding corporation and owns two principal subsidiaries, Autoliv AB and Autoliv ASP, Inc.

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

Business

Autoliv is the world’s leading supplier of automotive safety systems, with a broad range of product offerings, including passive safety, restraint control systems, active safety and brake control systems that are sold within its two operating segments, its Passive Safety segment and its Electronics segment.

Passive safety systems are primarily meant to improve vehicle safety. Passive safety products include modules and components for frontal-impact airbag protection systems, side-impact airbag protection systems, seatbelts, steering wheels, inflator technologies, battery cable cutters, pedestrian protection systems and child seats.

Autoliv has combined all of its electronics resources and expertise in safety electronics systems in Electronics segment. These systems include restraint control electronics and crash sensors for deployment of airbags and seatbelt pretensioners, active safety sensors and software for both advanced driver assistance systems (“ADAS”) and autonomous driving (“AD”) solutions and brake control systems.

Including joint venture operations, Autoliv has approximately 78 production facilities in 25 countries and its customers include the world’s largest car manufacturers. Autoliv’s sales in 2017 were $10.4 billion, approximately 51% of which consisted of airbag and steering wheel products, approximately 27% of which consisted of seatbelt products, approximately 10% of which consisted of restraint control products, approximately 7% of which consisted of active safety products and 5% consisted of brake control system products. Our business is conducted in the following geographical regions, Europe, the Americas, China, Japan and the Rest of Asia (ROA).

Autoliv’s head office is located in Stockholm, Sweden, where we currently employ 87 people. At December 31, 2017, Autoliv had approximately 63,000 employees worldwide, and a total headcount, including 9,000 temporary personnel, of approximately 72,000.

Additional information required by this Item 1 regarding developments in the Company’s business during 2017 is contained under Item 7 in this Annual Report.

Financial Information on Segments

Autoliv considers its products to be components of integrated automotive safety systems. Autoliv has two operating segments: (i) Passive Safety (airbags, seatbelts and steering wheels) and (ii) Electronics (restraint control systems, brake control systems and active safety products, such as camera-based vision systems, night vision, automotive radars, positioning systems and related software). For financial reporting purposes, these two operating segments are also the Company’s reportable segments in accordance with Accounting Standards Codification (ASC) 280 Segment Reporting. The financial data relating to Autoliv’s businesses in these segments over the last three fiscal years is contained in the Consolidated Financial Statements of this Annual Report. A statement of net sales by product group and region for the last three years is contained in Note 19 of the Notes to the Consolidated Financial Statements of this Annual Report.

Products, Market and Competition

Products

Saving more lives on the road is a key health priority as our world grows and develops, but a population increasingly living in growth markets and megacities creates new complexities. To meet this challenge, we develop safety solutions products that work in real life situations. This is what Autoliv does.

Our organizational structure and management reporting support the management of the following core product lines:

Passive Safety

Passive safety systems such a seatbelts and airbags substantially mitigate human consequences of traffic accidents.

The airbag module is designed to inflate extremely rapidly then quickly deflate during a collision or impact. It consists of the container, airbag cushion and an inflator. The purpose of the airbag is to provide the occupants a cushioning and restraint during a crash event to prevent any impact or impact-caused injuries between the occupant and the interior of the vehicle.

Seatbelts can reduce the overall risk of serious injuries in frontal crashes by as much as 60% thanks to advanced seatbelt technologies such as pretensioners and load limiters.

Electronics

This segment offers a wide range of electronic safety hardware and software in the areas of safety and drive assist.

Restraint Control systems enable appropriate deployment of the airbags and seatbelt pretensioners. Autoliv’s latest Electronic Control Unit (ECU) also contains sensors for Electronic Stability Control System. Satellite sensors are mounted in various locations around the vehicle, to quickly provide the system with acceleration data.

We provide advanced active safety sensors used for both Advanced Driver Assistance Systems (“ADAS”) and Autonomous Driving (“AD”) solutions, such as vision and radar systems, advanced ADAS controllers, night vision and positioning systems. Through Zenuity, our joint venture with Volvo Cars, we develop advanced software systems for vehicle decision control for ADAS and AD. In addition, we offer driver monitoring systems, LiDAR sensors and other technologies critical for ADAS and AD solutions by leveraging our partnership network.

Autoliv-Nissin Brake Systems (ANBS) is a 51% owned joint venture we established with Nissin Kogyo in 2016 for Brake Actuation and Brake Control, and is consolidated by Electronics. ANBS provides products for both traditional and new braking systems, which we see as building blocks, in the actuation area towards highly automated driving.

Through Zenuity, our joint venture with Volvo Cars, we develop advanced software systems for vehicle decision control for ADAS and AD.

Market and Competition

Consumer research clearly shows that people want safe cars, and several significant trends are likely to have a positive influence on overall safety content per vehicle (CPV). These include:

1) Society becoming increasingly focused on Vision Zero, which includes reducing traffic fatalities and associated costs,

2) Demographic trends of increased urbanization, aging driver populations and increased safety focus in the Growth Markets,

3) Evolving government regulations and test rating systems to improve the safety of vehicles in various markets, such as the new Euro NCAP, and

4) Ongoing evolution of collision avoidance technologies and an industry focused on achieving advanced driver assistance (ADAS), highly automated driving (HAD) and, ultimately, some form of autonomous driving (AD).

The automotive safety market is driven by two primary factors: light vehicle production (LVP) and content per vehicle (CPV).

The first growth driver, LVP, has increased at an average annual growth rate of around 2.8% over the last two decades despite the cyclical nature of the automotive industry. LVP is expected to grow to more than 98 million in 2020 from approximately 92 million in 2017, according to IHS. Almost all of this expansion will be in the Growth Markets, predominantly in China, India, Southeast Asia and Eastern Europe.

Unlike LVP, where Autoliv can only aim to be on the best-selling platforms, Autoliv can influence CPV more directly by continuously developing and introducing new technologies with higher value-added features. Over the long term, this increases average safety CPV and has caused our markets to grow faster than the LVP.

Passive Safety

Since the start of Autoliv, Inc. in 1997, the Company’s sales compound annual growth rate (CAGR) for passive safety has been 5.6% compared to the market rate of around 3.2% which includes an LVP of around 2.8%. Our outperformance is a result of a steady flow of new passive safety technologies, strong focus on quality and a superior global footprint both in products and engineering. This has enabled Autoliv to increase its market share from 27% in 1997 to 38% in 2017.

In Western Europe, North America, Japan and South Korea the CPV remains around $270. CPV growth in these regions will mainly come from new passive safety systems such as active seatbelts, knee airbags, far-side impact airbags along with improved protection for pedestrians and rear-seat occupants like bag-in-belt.

In our Growth Markets we see great opportunities for CPV growth from more airbags and advanced seatbelt products. Average CPV in our Growth Markets is around $170, approximately $100 less than in the Developed Markets.

Despite a negative LVP mix effect from higher growth in low CPV markets, the passive safety market (seatbelts and airbags including steering wheels), is expected to grow at a CAGR of 4.5% until 2020 to about $24 billion, based on the current macro-economic outlook and our internal market intelligence and estimates. The highest growth rate is expected in steering wheels, where Autoliv has global market share of more than 30%, generated by the trend toward higher-value steering wheels with leather and additional features.

The Growth Markets are expected to outgrow the Developed Markets by a factor of two for the period between 2017 and 2020, as the Growth Markets are supported by a higher LVP and increasing CPV resulting from higher penetration of airbags and more advanced seatbelt products.

In seatbelts, Autoliv has reached a global market share of around 40%, primarily due to being the technology leader with several important innovations such as pretensioners and active seatbelts. Our strong market position is also a reflection of our superior global footprint. Seatbelts are the primary life-saving safety product and are also an important requirement in low-end vehicles for the Growth Markets. This provides us with an excellent opportunity to benefit from the expected growth in this segment of the market.

The market for airbags, where Autoliv has a market share of around 40%, is expected to grow slightly slower than the total passive safety market. This is related to the dilutive effect from new low-end vehicles in the Growth Markets, with relatively low installation rates for airbags.

Our competitors

In passive safety, Autoliv’s major competitors have been Takata and ZF, where we estimate that they account for roughly one fifth and one sixth of the market respectively, while Autoliv leads the market with a share of around 38%.

During 2017 Takata, a family-controlled Japanese company whose shares were listed on the Tokyo Stock Exchange, filed for bankruptcy protection in the U.S, and Japan. The bankruptcy came after accumulation of recall costs and liabilities related to malfunctioning airbag inflators. U.S.-based Key Safety Systems (KSS), owned by Chinese company Joyson, subsequently announced its intension to aquire Takata’s assets. The transaction is subject to certain conditions, including regulatory approvals. Combined, Takata and KSS is estimated to hold a global market share of 26%.

ZF is a global leader in driveline and chassis technology, as well as in passive safety technologies and is the second largest global automotive supplier and has an estimated global market share of 16%.

In Japan, Brazil, South Korea and China there are a number of local suppliers that have close ties with the domestic vehicle manufacturers. For example, Toyota uses “keiretsu” (in-house) suppliers Tokai Rika for seatbelts and Toyoda Gosei for airbags and steering wheels. These suppliers generally receive most of the Toyota business in Japan, in the same way, Mobis, a major supplier to Hyundai/Kia in South Korea generally receives around half of their business.

Other passive safety system competitors include Nihon Plast and Ashimori of Japan, Jinheng of China, Samsong in South Korea and Chris in South America. Collectively, these competitors account for the majority of the remaining 20% global market share in passive safety.

Electronics

Our total addressable market, including brake control systems, active safety and passive safety electronics grew by 4% in 2017, to around $20 billion. This can be compared to the more than 2% increase in global LVP. The majority of the growth came from the active safety market as our customers are seeking to manufacture vehicles that meet and exceed increasingly stringent safety test ratings around the world and to satisfy consumer demands for increased safety through more advanced driver assist features and enhanced comfort and convenience towards autonomous driving.

The total addressable market for Electronics (active safety, restraint controls systems and brake control systems) is expected to grow by a CAGR of around 11% between 2017 and 2020, with the highest growth rate for active safety products.

Active Safety (LiDAR, radar, night vision, front-view mono and stereo vision cameras and ADAS ECU’s) is one of the fastest growing areas of vehicle equipment and is expected to grow at an annual rate of around 30% between 2017 and 2020. Through acquisitions, technology partnerships with customers, and licensing agreements, Autoliv continuously adds key building blocks for ADAS and AD and has developed a leading market position with a market share of 15-20%.

In the more stable and mature restraint controls market (electronic control units and related crash sensors) Autoliv holds a leading market share position of around 25% share. This market is expected to remain relatively flat between 2017 to 2020.

Autoliv entered the brake control market with a new product offering, the Safety Domain Controller during 2014. Through the JV (ANBS) we formed with Nissin Kogyo in 2016, we expanded our product offering to brake control and brake apply systems, which we see as building blocks, in the actuator area, towards highly automated driving. We estimate the total brake control market amounted to almost $12 billion in 2017, with a projected CAGR of 4% through to 2020. We estimate our current market share to be around 4%.

During 2017, Autoliv and Volvo Cars formed a software joint venture named Zenuity. Zenuity is active in the growing global market for autonomous driving software systems. It marks the first time a premium car maker has joined forces with a tier one supplier to develop leading software solutions for advanced driver assist systems (ADAS) and autonomous driving (AD) technologies.

Our competitors

The active safety market remains relatively fragmented with more and larger competitors, than in the passive safety market. Key competitors include Aptiv, Bosch, Continental, Denso, Magna, Valeo and ZF.

The current leader in camera based mono vision algorithms, Mobileye was acquired during 2017 by the computer chip maker Intel. Intel is both a supplier to and competitor of Autoliv. In addition, new potential industry entrants like Nvidia, Qualcom, Baidu, Apple, Uber and Google are testing solutions to enter the field of autonomous driving.

Continental and Bosch are the largest competitors in restraint control systems.

In brake control market our main competitors include ADVICS, Bosch, Continental, Mando, and ZF.

Additional information concerning products, markets and competition is included in the “Risks and Risk Management” section under Item 7 of this Annual Report.

Manufacturing and Production

Including joint venture operations, Autoliv has approximately 78 production facilities located in 25 countries, consisting of both component factories and assembly factories. See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, propellant, initiators, textile cushions, webbing, electronics, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly, steering wheels and our safety electronic systems. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. The products manufactured by Autoliv’s consolidated subsidiaries in 2017 consisted of approximately 152 million complete seatbelt systems (of which approximately 78 million were fitted with pretensioners), approximately 99 million side airbags (including curtain airbags), approximately 53 million frontal airbags, approximately 18 million steering wheels, approximately 19 million restraint control units, approximately 2 million brake control units and approximately 10 million active safety units.

Autoliv’s “just-in-time” delivery systems have been designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. “Just-in-time” deliveries require final assembly or, at least, distribution centers in geographic areas close to customers to facilitate rapid delivery. The fact that the major automobile manufacturers are continually expanding their production activities into more countries and require the same or similar safety systems as those produced in Europe, Japan or the U.S. increases the importance for suppliers to have assembly capacity in several countries. Consolidation among our customers also supports this trend.

Autoliv’s assembly operations generally are not constrained by capacity considerations unless there is a disruption in the supply of raw materials and components. When dramatic shifts in LVP occur, Autoliv can generally adjust capacity in response to any changes in demand within a few days by adding or removing work shifts and within a few months by adding or removing standardized production and assembly lines. Most of Autoliv’s assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity. As a result, Autoliv can usually adjust its manufacturing capacity faster than its customers can adjust their capacity as a result of fluctuations in the general demand for vehicles or in the demand for a specific vehicle model, provided that customers promptly notify Autoliv when they become aware of such changes in demand.

When dramatic shifts in LVP occur or when there is a shift in regional LVP, the capacity adjustments can take more time and be more costly. Additionally, when there is a significant demand for a given product due to a major recall of a competitor’s product, like certain of our customers have experienced, capacity adjustments may take time.

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production. For more information, see Item 1A – “Risk Factors” in this Annual Report.

Quality Management

Autoliv believes that superior quality is a prerequisite to being considered a leading global supplier of automotive safety systems and is key to our financial performance, because quality excellence is critical for winning new orders, preventing recalls and maintaining low scrap rates. Autoliv has for many years emphasized a “zero-defect” proactive quality policy and continues to strive to improve its working methods. This means both that Autoliv’s products are expected to always meet performance expectations, and that Autoliv’s products are expected to be delivered to its customers at the right times and in the right amounts. Furthermore, we believe our continued quality improvements further enhance our reputation among our customers, employees and governmental authorities.

Although quality has always been paramount in the automotive industry, especially for safety products, automobile manufacturers have become increasingly focused on quality with even less tolerance for any deviations. This intensified focus on quality is partially due to an increase in the number of vehicle recalls for a variety of reasons (not just safety), including a few high-profile vehicle recalls. This trend is likely to continue as automobile manufacturers introduce even stricter quality requirements and regulating agencies and other authorities increase the level of scrutiny given to vehicle safety issues. We have not been immune to the recalls that have been impacting the automotive industry.

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

Our pursuit of excellence extends from the earliest phases of product development to the proper disposal of a product following many years of use in a vehicle. Autoliv’s comprehensive Autoliv Product Development System includes several key check points during the process of developing new products that are designed to ensure that such products are well-built and have no hidden defects. Through this process, we work closely with our suppliers and customers to set clear standards that help to ensure robust component design and lowest cost for function in order to proactively prevent problems and ensure we deliver only the best designs to the market.

The Autoliv Production System (“APS”), based on the goals of improving quality and efficiency, is at the core of Autoliv’s manufacturing philosophy. APS integrates essential quality elements, such as mistake proofing, statistical process control and operator involvement, into the manufacturing processes so all Autoliv associates are aware of and understand the critical connection between themselves and our lifesaving products. This “zero-defect” principle extends beyond Autoliv to the entire supplier base. All of our suppliers must accept the strict quality standards in the global Autoliv Supplier Manual, which defines our quality requirements and focuses on preventing bad parts from being produced by our suppliers and helps eliminate defective intermediate products in our assembly lines as early as possible. In addition, Autoliv’s One Product One Process (“1P1P”) initiative is our strategy for developing and managing standardization of both core products and customer-specific features, leading not only to improved quality, but also greater cost efficiency and more efficient supply chain management.

Autoliv continues to execute its plan to have all of its facilities shipping to OEMs certified according to the current most rigorous global automotive quality requirements - IATF 16949:2016.

Environmental and Safety Regulations

For information on how environmental and safety regulations impact our business, see “Risk Factors – ‘Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety or other governmental regulations’ and ‘Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market’” in Item 1A and “Risks and Risk Management” in Item 7 of this Annual Report.

Raw Materials

Approximately 54% of our revenues are spent on direct materials from external suppliers. Autoliv mainly purchases manufactured components, and approximately 50% of the component costs are comprised of raw materials. We take several actions to mitigate higher commodity prices, such as re-design of products to reduce material content and weight, components standardization to reduce complexity and gain cost advantages.

For information on the sources and availability of raw materials, see “Risk Factors – Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins” in Item 1A of this Annual Report.

Intellectual Property

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on many patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. For information on our use of intellectual property and its importance to us, see “Risk Factors – If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired” in Item 1A of this Annual Report.

Seasonality and Backlog

Autoliv’s business is not subject to significant seasonal fluctuations. Autoliv has frame contracts with automobile manufacturers and such contracts are typically entered into up to three years before the start of production of the relevant car model or platform and provide for a term covering the life of such car model or platform including service parts after a vehicle model is no longer produced. However, typically these contracts do not provide minimum quantities, firm prices or exclusivity but instead permit the automobile manufacturer to resource the relevant products at given intervals (or at any time) from other suppliers.

Dependence on Customers

In 2017 our top five customers represented 51% of sales and the ten largest represented 81%. This reflects the concentration in the automotive industry. The five largest vehicle manufacturers (OEMs) in 2017 accounted for 49% of global light vehicle production (LVP) and the ten largest for 74%. A delivery contract is typically for the lifetime of a vehicle model, which is normally between 4 and 6 years depending on customer platform sourcing preferences and strategies.

Customer	% of Autoliv Sales	% of Passive Safety Sales	% of Electronics Sales	% of Global LVP1)
Nissan/Renault/Mitsubishi	13%	15%	8%	11%
Ford	10%	10%	12%	6%
Honda	10%	7%	21%	6%
Hyundai/Kia	10%	9%	12%	8%
Daimler	8%	6%	17%	3%
VW	8%	9%	1%	12%
FCA	6%	7%	3%	5%
GM	6%	5%	8%	7%
Toyota	6%	7%	0%	11%
BMW	4%	4%	5%	3%

1)	IHS, January 16, 2018

CUSTOMER SALES TRENDS

Asian vehicle producers have steadily become increasingly more important to Autoliv, and now represent around 45% of global sales compared to 35% five years ago. Of the Asian OEMs, the Japanese OEMs represent 30% of our sales compared to 23% in 2012. This reflects their increasing share of the global LVP and our stronger market position based on our local presence in Japan. European OEMs have remained relatively constant at 33% in 2017 versus 34% in 2012. The Detroit-3 now account for 21% of our global sales, down from 28% in 2012 this is in part due to the lingering effects of new business hold back in 2011 and 2012.

For information on our dependence on customers, see “Risk Factors – Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices” in Item 1A of this Form 10-K and Dependence on Customers under the section Risks and Risk Management in Item 7 of this Annual Report and Note 19 to the Consolidated Financial Statements.

Research, Development and Engineering

No single customer project accounts for more than 2% of Autoliv’s total R,D&E spending during 2017. To fuel Autoliv’s product portfolio, additional expertise is brought in-house via technology partnerships, licensing agreements as well as mergers and acquisitions.

In addition to having our own researchers, Autoliv provides funding for a number of scientists at universities and independent research institutes to work on special projects, such as researchers in the Advanced Vehicle Technologies Consortium led by MIT.

Expenses incurred for research, development and engineering activities, net were $741 million, $651 million and $524 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Information on research, development and engineering is included under section “Risks and Risk Management” in Item 7 of this Annual Report.

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

For information concerning the material effects on our business relating to our compliance with government safety regulations, see “Risk Factors – ‘Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety or other governmental regulations’ and ‘Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market’” in Item 1A of this Annual Report and in Item 7 under the section “Risks and Risk Management” of this Annual Report.

Autoliv Personnel

As of December 31, 2017, Autoliv and its subsidiaries had approximately 63,000 employees and approximately 9,000 temporary personnel. Autoliv considers its relationship with its personnel to be good. While there have been a small number of minor labor disputes during the year, such disputes have not had a significant or lasting impact on our relationship with our employees, customer perception of our employee practices or our business results.

Major unions to which some of Autoliv’s employees belong in Europe include: IG Metall in Germany; Unite the union in the United Kingdom; Confédération Générale des Travailleurs, Confédération Française Démocratique du Travail, Confédération Française de l’Encadrement Confédération Générale des cadres, Force Ouvrière and Confédération Française des Travailleurs Chrétiens and Union Syndicale Solidaires in France; Union General de Trabajadores (UGT), Union Sindical Obrera (USO), Comisiones Obereras (CCOO) and Confederacion General de Trabajadores (CGT) in Spain; If Metall, Unionen, Sveriges Ingenjörer and Akademikerföreningen in Sweden; Industriaal- ja Metallitöötajate Ametiühingute Liit (IMTAL) in Estonia, Vasas Szakszervezeti Szövetség (Hungarian Metallworkers‘ Federation) in Hungary, Samorządny NiezaleĪny Związek Zawodowy Pracowników and Zakáadowa Organizacja Związkowa NSZZ SolidarnoĞü in Poland, Union Générale des Travailleurs Tunisiens (UGTT) and Union des travailleurs Tunisiens (UTT) in Tunisia; and Türk Metal SendikasÕ in Turkey.

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

For more information concerning Autoliv’s personnel and restructuring initiatives, see Item 7 of this Annual Report.

Financial Information on Geographic Areas

Additional financial information concerning Autoliv’s geographic areas is included in Note 19 of the Notes to Consolidated Financial Statements of this Annual Report. See also “Risk Factors – Our business is exposed to risks inherent in international operations” in Item 1A of this Annual Report.

Joint Ventures

An important element of Autoliv’s strategy has been to establish joint ventures to promote its geographical expansion and technology development and to gain assistance in marketing its full product line to automobile manufacturers. Traditionally in its joint ventures for passive safety systems, Autoliv contributes design and production knowledge to joint ventures, with the joint venture partner providing sales support and manufacturing facilities. Some of these local joint venture partners for passive safety systems manufacture and sell standardized seatbelt systems, and will, through their joint ventures with Autoliv, be able to upgrade their technology to meet specific customer demands and/or expand their product offerings.

During the first quarter of 2016, Autoliv formed a joint venture with Nissin Kogyo, called Autoliv-Nissin Brake Systems, for brake control systems. During the second quarter of 2017, Autoliv formed a joint venture with Volvo Cars, called Zenuity to develop next generation autonomous driving software. For these and likely for other joint ventures, Autoliv will utilize its global customer network relationships, technical competence, lean production expertise and focus, while gaining from its joint venture partner engineering and technological know-how, manufacturing insights and employees, including engineers.

For information on how these joint ventures are accounted for, including Autoliv’s percentage of ownership, see Note 2 and 7 of the Notes to Consolidated Financial Statements of this Annual Report.

Available information

We file or furnish with the United States Securities and Exchange Commission (the “SEC”) periodic reports and amendments thereto, which include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Such reports, amendments, proxy statements and other information are made available free of charge on our corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC. Our Corporate Governance Guidelines, committee charters, code of conduct and other documents governing the Company are also available on our corporate website. The public may read and copy any materials Autoliv files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC maintains an internet site that contains reports, proxy statements and other information at www.sec.gov. Hard copies of the above-mentioned documents can be obtained free of charge from the Company by contacting us at: Autoliv, Inc., P.O. Box 70381, SE-107 24, Stockholm, Sweden or Autoliv, Inc., c/o Autoliv Electronics America, 26545 American Drive, Southfield, MI 48034.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. A discussion of the risks associated with these factors is included below.

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business. Our business is directly related to light vehicle production (“LVP”) in the global market and by our customers, and automotive sales and LVP are the most important drivers for our sales.

Automotive sales and production are highly cyclical and can be affected by general or regional economic or industry conditions, the level of consumer demand, recalls and other safety issues, labor relations issues, technological changes, fuel prices and availability, vehicle safety regulations and other regulatory requirements, governmental initiatives, trade agreements, political volatility, especially in energy producing countries and growth markets, changes in interest rate levels and credit availability and other factors. At various times some regions around the world may be more particularly impacted by these factors than other regions. Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, a material adverse effect on our business, results of operations and financial condition.

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

Changes in automotive sales and LVP and/or customers’ inventory levels will have an impact on our earnings guidance and estimates and any significant reduction in automotive sales and/or LVP by our customers, whether due to general economic conditions or any other factors relevant to sales or LVP, could have a material adverse effect on our business, results of operations and financial condition.

Growth rates in safety content per vehicle, which can be impacted by changes in consumer trends and political decisions, could affect our results in the future

The average global content of safety systems per light vehicle (airbags, seatbelts, steering wheels, active safety systems and restraint control systems, excluding brake control systems) grew slightly but remains at around $300 during the period 2015-2017. Vehicles produced in different markets may have various safety content values. For example, in developed markets such as Western Europe and North America, many of the cars in the premium segment have safety content values of more than $500 per vehicle, whereas in growth markets such as China and India the average safety content per vehicle is approximately $215 and $80, respectively. Due to the majority of the growth in global LVP being concentrated in growth markets the operating results may be impacted if the safety content per vehicle remains low and if the penetration of more advanced safety systems does not ramp up in these regions. As safety content per vehicle is also an indicator of our sales development, should recent trends continue, the average value of safety systems per vehicle could decline.

We operate in highly competitive markets

The markets in which we operate are highly competitive. The market for occupant restraint systems continues to consolidate while the market for active safety has not yet consolidated. We compete with a number of other companies that produce and sell similar products. Among other factors, our products compete on the basis of price, quality, manufacturing and distribution capability, design and performance, technological innovation, delivery and service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than us. Some of our competitors may also have a “preferred status” as a result of special relationships or ownership interests with certain customers. Our ability to compete successfully depends, in large part, on our success in continuing to innovate and manufacture products that have commercial success with consumers, differentiating our products from those of our competitors, continuing to deliver quality products in the time frames required by our customers, and maintaining best-cost production.

We continue to invest in technology and innovation which we believe will be critical to our long-term growth. Our ability to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging technologies will be a significant factor in our ability to remain competitive. If we are unsuccessful or are less successful than our competitors in predicting the course of market development, developing innovative products, processes, and/or use of materials or adapting to new technologies or evolving regulatory, industry or customer requirements, we may be placed at a competitive disadvantage. Our competitive environment has recently been changing, including because of recent acquisitions and divestitures by our existing competitors (including Delphi and Takata), creating uncertainty about our ability to compete in the market. The inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.

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

Part of our business focuses on developing autonomous driving technologies, which involves complex hardware and software competencies that we may not be able to develop at a sufficient pace

Autonomous driving requires various types of sensor technology, including cameras, radar and LIDAR technology as well as software technology to control such sensors. These technologies are under various stages of development and marketplace acceptance. There is no assurance that these technological solutions will develop at a sufficient pace to gain acceptance with our customers. If we are unable to develop our autonomous driving solutions fast enough to keep pace with the market, our future business prospects and results of operations could be materially adversely affected.

There are also challenges to develop autonomous driving solutions that are outside of our control, including regulatory requirements from state and federal agencies, cybersecurity and privacy concerns, product liability concerns and perceptions of drivers regarding autonomous driving capabilities and solutions. There can be no assurance that these challenges will be overcome, which could materially adversely affect our business, results of operations and financial condition.

The sale of our active safety products is determined, in part, by consumer acceptance of these technologies.  If the rate of consumer acceptance of active safety technology slows or decreases, our business, results of operations and financial condition would be adversely affected

Our future operating results are dependent on consumer acceptance and adoption of active safety technologies.  Market acceptance of active safety technology depends upon many factors, including regulatory requirements and safety standards, cost and driver preferences. If consumer acceptance of active safety technologies does not increase, sales of our products could also be adversely affected.

The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model for which we are a significant supplier could reduce our sales and harm our profitability

A number of our customer contracts generally require us to supply a customer’s annual requirements for a particular vehicle model and assembly facilities, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally four to seven years. These contracts are often subject to renegotiation, sometimes as frequent as on an annual basis, which may affect product pricing, and generally may be terminated by our customers at any time. Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or brand for which we are a significant supplier could reduce our sales and harm our profitability.

RISKS RELATED TO OUR BUSINESS

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us or our customers

We face risks related to product liability claims, warranty claims and recalls in the event that any of our products actually or allegedly are defective, fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. For example, we are cooperating with Toyota Motor Corp. with respect to its voluntary safety recall of approximately 1.4 million vehicles that are equipped with a certain model of our side curtain airbags (See Note 16 of the Consolidated Financial Statements) (the “Toyota Recall”). We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. Additionally, increasing regulation and reporting requirements regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in additional product liability or recall investigations or claims. See – “Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market”. Although we carry product liability and product recall insurance, no assurance can be made that such insurance will provide adequate coverage against potential claims, such insurance is available in the appropriate markets or that we will be able to obtain such insurance on acceptable terms in the future. Although we have invested and will continue to invest in our engineering, design, and quality infrastructure, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty claims or additional product recalls. In the future, we could experience additional material warranty or product liability losses and incur significant costs to process and defend these claims.

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

Escalating pricing pressures from our customers may adversely affect our business

The automotive industry experienced increasingly aggressive pricing pressure from customers for many years. This trend is partly attributable to the major automobile manufacturers’ strong purchasing power. As with other automotive component manufacturers, we are often expected to quote fixed prices or are forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for engineering work. Price reductions have impacted our sales and profit margins and are expected to continue to do so in the future. Our future profitability will depend upon, among other things, our ability to continuously reduce our cost per unit and maintain our cost structure, enabling us to remain cost-competitive.

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

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production

We, as with other component manufactures in the automotive industry, ship our products to customer vehicle assembly facilities throughout the world on a “just-in-time” basis in order for our customers to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) use a similar method in providing raw materials to us. However, this “just-in-time” method makes the logistics supply chain in our industry very complex and vulnerable to disruption.

Disruptions in  our supply chain may result for many reasons, including closures of one of our own or one of our suppliers’ facilities or critical manufacturing lines due to strikes, mechanical failures, electrical outages, fires, explosions, critical pollution levels, critical health and safety and other working conditions issues, natural disasters political upheaval, as well as logistical complications due to labor disruptions, weather or natural disasters, acts of terrorism, mechanical failures and legislation or regulation regarding the transport of hazardous goods. Additionally, we may experience disruptions if there are delays in customs processing, including if we are unable to obtain government authorization to export or import certain of materials, including materials that may be viewed as dangerous such as the propellant used for our inflators. As we expand in growth markets, the risk of such disruptions is heightened. The unavailability of even a single small subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production of that product, possibly for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Also, similar difficulties for other suppliers may force our customers to halt production, which may in turn impact our sales shipments to such customers.

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

Adverse developments affecting one or more of our major suppliers could harm our profitability

Any significant disruption in our supplier relationships, particularly relationships with single-source suppliers, could harm our profitability. Furthermore, some of our suppliers may not be able to sufficiently manage the currency commodity cost volatility and/or sharply changing volumes while still performing as we expect. For example, recalls or field actions from our customers can stress the capacity of our supply chain and may inhibit our ability to timely deliver order volumes. Over time, more of our suppliers are located in growth markets. As such, there is an increased risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we try to make contingency plans for such risks.

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Our industry may be affected from time to time by limited supplies or price fluctuations of certain key components and materials. Strong worldwide demand for certain raw materials has had a significant impact on prices and short-term availability in recent years. Such price increases could materially increase our operating costs and materially and adversely affect our profit margin, as direct material costs amounted to approximately 54% of our net sales in 2017, of which approximately half is the raw material cost portion.

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

The SEC requires companies that manufacture products containing certain minerals and their derivatives that are known as “conflict minerals”, originating from the Democratic Republic of Congo or adjoining countries to diligence and report the source of such materials. There are significant resources associated with complying with these requirements, including diligence efforts to determine the sources of conflict minerals used in our products and potential changes to our processes or supplies as a consequence of such diligence efforts. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict free minerals from such suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. Accordingly, these rules may adversely affect our business, results of operations or financial condition.

Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices

We are dependent on a few large customers with strong purchasing power. This is the result of customer consolidation during the last few decades. In 2017, our top five customers represented 51% of our consolidated sales. Our largest contract accounted for around 3% of our total fiscal 2017 sales and expires in 2023. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of business from any of our major customers (whether by lower overall demand for vehicles, cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations and financial condition.

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

Additional information concerning our major customers is included in Note 19 of the Consolidated Financial Statements.

Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance

To compete effectively in the automotive supply industry, we must be able to launch new products to meet our customers’ timing, performance and quality standards. At times, we face an uneven number of launches, and some launches for various reasons, may have shortened launch lead times. We cannot provide assurance that we will be able to install and certify the equipment needed to produce products for new programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production for such new programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot provide assurance that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order to launch programs successfully. Given the complexity of new program launches, especially involving new and innovative technologies, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, the sales related to these new programs generally are dependent upon the timing and success of the introduction of new vehicles by the Company’s customers. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our operating results, cash flows and financial condition.

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

See Note 16 of the Consolidated Financial Statements.

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

We may have exposure to greater than anticipated tax liabilities

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world. Any adverse outcome of any such audit or review could have a negative effect on our business and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated (or by the incurrence of losses) in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

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

Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel

Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly engineers and other employees with software and technical expertise. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business.

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

Our current credit rating could be lowered as a result of us experiencing significant negative cash flows or a dire financial outlook, which may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our principal credit facility expires in 2022. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our principal credit facility syndicate were to default. If external financing is unavailable to us when necessary, we may have insufficient funds to continue our operations.

Information concerning our credit facilities and other financings are included in this Annual Report in the section headed “Treasury Activities” and in Note 12 to the Consolidated Financial Statements.

Our indebtedness may harm our financial condition and results of operations

As of December 31, 2017, we have outstanding debt of $1.3 billion, including $60 million in privately placed debt issued in 2007 and $1.25 billion in privately placed debt issued in April 2014. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

For example, in connection with our annual impairment testing, the Company recognized an impairment charge of $234 million, pre-tax, which represented the full goodwill amount related to Autoliv Nissin Brake Systems (ANBS) within the segment Electronics. Since the Company owns 51% of ANBS, the net income attributable to its controlling interest in ANBS was approximately $100 million. The impairment loss was due to a lower than originally anticipated sales development in ANBS. For additional information, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Critical Accounting Estimates – Goodwill and Intangibles.

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

Information concerning our benefit plans is included in Note 18 of the Consolidated Financial Statements.

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

Increases in IT security threats, the sophistication of computer crime and our reliance on global data centers could expose our systems, networks, solutions and services to risks

We rely extensively on information technology (“IT”) networks and systems and the use of our global data centers as well as services provided over the internet to process, transmit and store electronic information, and to manage or support a variety of business processes or activities across our facilities worldwide. The secure operation of our information technology networks and systems and the proper processing and maintenance of this information are critical to our business operations. Disruptions and attacks on our IT systems could result in the leakage of our or our customers’ confidential information, including our financial data and intellectual property, improper use of our systems and networks, manipulation and destruction of data, production downtimes and both internal and external supply shortages, which could have an adverse effect on our results of operations.

Additionally, we and certain of our third-party vendors collect and store personal information in connection with human resources operations and other aspects of our business. While we obtain assurances that any third parties we provide data to will protect this information and, where we believe appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by us and by third parties may be compromised.

We rely on third parties to provide or maintain some of our IT systems, data centers and related services and do not exercise direct control over these systems. Despite the implementation of security measures at our own and at third party locations, these IT systems, data centers and cloud services are vulnerable to disruptions, including those resulting from natural disasters, cyber-attacks or failures in third-party-provided services. Cyberattacks have become increasingly frequent and sophisticated and could target software embedded in certain of our products. To the extent that any disruption or security breach results in misappropriation, loss or damage to our data, or an inappropriate disclosure of our confidential or our customer’s information, it could cause significant damage to our reputation, affect our relationships with our customers create significant expense for us to investigate and remediate damage, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates, forecasts, and foreign exchange rates of foreign subsidiaries.

Additionally, changes in tax laws or policies by foreign jurisdictions could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect our business, cash flows, results of operations and financial condition.

In addition, the current U.S. presidential administration has created uncertainty about the future relationship between the United States and certain of its trading partners, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Changes in policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our cash flows, results of operations and financial condition.

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

Our foreign operations may subject us to risks relating to laws governing international relations

Due to our global operations, we are subject to many laws governing international relations (including, but not limited to, the Foreign Corrupt Practices Act, and other anti-bribery regulations in foreign jurisdictions where we do business), which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries and what information we can provide to authorities in governmental authorities. We also export components and products that are subject to certain trade-related U.S. laws, including the U.S. Export Administration Act and various economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control.

Although we have procedures and policies in place that should mitigate the risk of any violations of these laws, there is no guarantee that they will be sufficiently effective. If and when we acquire new businesses, we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of these laws were effective, and violations may occur if we are unable to timely implement corrective and effective controls and procedures when integrating newly acquired businesses. Any allegations of noncompliance with these laws could harm our reputation, divert management attention and result in significant expenses, and could therefore materially harm our business, results of operations or financial condition.

Our business in China is subject to aggressive competition and is sensitive to economic and market conditions

We operate in the highly competitive automotive supply market in China and face competition from both international and smaller domestic manufacturers. We anticipate that additional competitors, both international and domestic, may seek to enter the Chinese market resulting in increased competition. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. There have been periods of increased market volatility and moderation in the levels of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. If we are unable to maintain our position in the Chinese market, the pace of growth slows or vehicle sales in China decrease, our business, results of operations and financial condition could be materially adversely affected.

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

We cannot predict when, or if, exchange rate volatility will cease or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies to achieve a natural hedge. However, a natural hedge cannot be achieved for all our currency flows therefore a net transaction exposure remains within the group. The net exposure can be significant and creates a transaction exposure risk for the Company. Our electronics business is particularly vulnerable to a strong U.S. dollar as certain raw materials and components are sourced in U.S. dollars while sales are also currently in other currencies, like the Euro. The Company does not hedge translation exposure. However, we do engage in foreign exchange rate hedging from time to time related to foreign currency transactions.

RISKS RELATED TO ACQUISITIONS

We face risks in connection with acquisitions and joint ventures

Our growth has been enhanced through strategic opportunities, including acquisitions of businesses, products and technologies, and joint development agreements that we believe will complement our business. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions, and, where appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition and joint venture candidates or complete transactions on acceptable terms, integrate acquired operations into our existing operations or expand into new markets. Our failure to identify suitable strategic opportunities may restrict our ability to grow our business.

These strategic opportunities also involve numerous additional risks to us and our investors, including:

•	risks related to retaining acquired management and employees;
•	difficulties in integrating acquired technologies, products, operations, services and personnel with our existing businesses;
•	diversion of our management’s attention from other business concerns;
•	assumption of contingent liabilities;
•	adverse financial impacts from the amortization of expenses related to intangible assets;
•	adverse financial impacts from potential impairment of goodwill;
•	incurrence of indebtedness;
•	potential adverse financial impacts.

In the future, our best growth opportunities may be in passive safety electronics and active safety systems markets, which include, and are likely to include, other and often larger companies than our traditional competitors. We may also pursue acquisitions of businesses or products that are complementary to our business but for which we have historically had little or no direct experience. These transactions can involve significant challenges and risks as well as significant time and resources that may divert management’s attention from other business activities. If we fail to adequately manage these risks, the acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect our financial results.

Risks associated with joint venture partnerships and other collaborations may adversely affect our business and financial results.

Certain of our operations are currently conducted through joint ventures and joint development agreements, and we may enter into additional joint ventures and collaborations in the future. We conduct certain research and product development in collaboration with other companies and organizations. Our joint venture and collaboration partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. Disagreements with our business partners may impede our ability to maximize the benefits of its partnerships. Our research and development collaborations may not be successful in developing the intended product or technology. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner’s consent to take certain actions. In addition, our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture. Also, our ability to sell our interest in a joint venture may be subject to contractual and other limitations. The above risks, if realized, could adversely affect our business and financial results.

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. At present, we hold approximately 6,900 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. In addition to our in-house research and development efforts, we seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing and joint venture arrangements. Our patents and licenses expire on various dates during the period from 2018 to 2037. We do not expect the expiration of any single patent or license to have a material adverse effect on our business, results of operations and financial condition.

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

Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Additionally, we and our joint ventures license from third parties proprietary technology covered by patents, and we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology. Further, we expect to continue to expand our products and services and expand into new businesses, including through acquisitions, joint ventures and joint development agreements, which could increase our exposure to patent and other intellectual property claims from competitors and other parties. If claims alleging patent, copyright or trademark infringement are brought against us and are successfully prosecuted against us, they could result in substantial costs. If a successful claim is made against us and we fail to develop non-infringing technology, our business, results of operation and financial condition could be materially adversely affected. In addition, certain of our products utilize components that are developed by third parties and licensed to us or our joint ventures. If claims alleging patent, copyright or trademark infringement are brought against such licensors and successfully prosecuted, they could result in substantial costs, and we may not be able to replace the functions provided by these licensors. Alternate sources for the technology currently licensed to us or our joint ventures may not be available in a timely manner, may not provide the same functions as currently provided or may be more expensive than products currently used.

We may develop proprietary information through our in-house research and development efforts, consulting arrangements or research collaborations with other entities or organizations. We may seek to protect this proprietary information by entering into confidentiality agreements or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, scientific advisors and other third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information.

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

RISKS RELATED TO GOVERNMENT REGULATIONS AND TAXES

Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety or other governmental regulations

We are subject to various federal, state, local and foreign laws and regulations, including those related to the requirements of environmental, occupational health and safety, financial and other matters. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our, operating results, cash flows and financial condition. Our operations are subject to environmental and safety laws and regulations governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The operation of automotive parts manufacturing facilities entails risks in these areas, and we cannot assure that we will not incur material costs or liabilities as a result. Additionally, environmental laws, regulations, and permits and the enforcement thereof change frequently and have tended to become increasingly stringent over time, which may necessitate substantial capital expenditures or operating costs or may require changes of production processes. Although we have no known pending material environmental issues, there is no assurance that we will not be adversely impacted by any environmental costs, liabilities or claims in the future either under present laws and regulations or those that may be adopted or imposed in the future. Our costs, liabilities, and obligations relating to environmental matters may have a material adverse effect on our business, operating results and financial condition.

Our facilities in the U.S. are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), which regulates the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities and local residents. We are also subject to occupational safety regulations in other countries. Our failure to comply with government occupational safety regulations, including OSHA requirements, or general industry standards relating to employee health and safety, keep adequate records or monitor occupational exposure to regulated substances could expose us to liability, enforcement, and fines and penalties, and could have a material adverse effect on our business, operating results and financial condition.

Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or injury to one of our employees could occur in one of our facilities. Any accident or injury to our employees could result in litigation, manufacturing delays and harm to our reputation, which could negatively affect our business, financial condition or results of operations.

Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market

Government vehicle safety regulations are a key driver in our business. Historically, these regulations have imposed ever more stringent safety regulations for vehicles. Safety regulations have a positive impact on driver awareness and acceptance of active safety products and technology. These more stringent safety regulations often require vehicles to have more safety content per vehicle and more advanced safety products, which has thus been a driver of growth in our business.

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

The regulatory obligation of complying with safety regulations could increase as federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in our industry. We are subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966 (the “Vehicle Safety Act”), including a duty to report, subject to strict timing requirements, safety defects with our products. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting actions. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation (TREAD) Act, which requires equipment manufacturers, such as our company, to comply with “Early Warning” requirements by reporting certain information to the National Highway Traffic Safety Administration (“NHTSA”) such as: information related to defects or reports of injury related to our products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the National Traffic and Motor Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations.

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

The U.S. Department of Transportation issued regulations in 2016 that require manufacturers of certain autonomous vehicles to provide documentation covering specific topics to regulators, such as how automated systems detect objects on the road, how information is displayed to drivers, what cybersecurity measures are in place and the methods used to test the design and validation of autonomous driving systems. If the regulatory obligation of complying with safety regulations increases it could require increased resources and have a material impact on our business.

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

The effective tax rates used for interim reporting are based on our projected full-year geographic earnings mix and consideration of our cash repatriation plans. Changes in currency exchange rates, earnings mix by taxing jurisdiction or in cash repatriation plans could impact our reported effective tax rates, or cause fluctuations in the tax rate from quarter to quarter. Any anti-trust judgements or settlements may not be tax deductible, which could have a material negative impact to our annual tax rate. A number of other factors may also increase our effective tax rate, which could have an adverse impact on our profitability and results of operations. Due to our numerous foreign operations, our tax rate may be impacted by our global mix of earnings if our pre-tax income is lower than anticipated in countries with lower statutory tax rates and/or is higher than anticipated in countries with higher statutory tax rates. Based on U.S. regulatory rules, we do not record current or deferred tax liabilities on permanent investments in our foreign subsidiaries and our foreign earnings that are indefinitely reinvested. However, if our non-U.S. subsidiaries were to distribute cash to our U.S. parent or make a cash outlay, such transactions may result in an increase to our effective tax rate. However, based on the Tax Act, a substantial liability has been recorded. See Note 4 to the Consolidated Financial Statements.

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

Additional information on our deferred tax assets is included in Note 4 to the Consolidated Financial Statements.

RISKS RELATED TO THE PROPOSED SEPARATION OF OUR ELECTRONICS BUSINESS

We are pursuing a plan to separate our Electronics business segment into an independent, publicly traded company. The proposed separation is subject to various risks, uncertainties and conditions, may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits

On December 12, 2017, we announced our intent to pursue a separation of our Electronics business segment through a spin-off to our stockholders following a strategic review of the Company’s operating structure. The separation, which is currently targeted to be completed during the third quarter of 2018, is subject to approval by our Board of Directors of the final terms of the separation and market, regulatory and certain other conditions. Unanticipated developments, including changes in market conditions, possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances, the uncertainty of the financial markets and challenges in executing the separation, could delay or prevent the completion of the proposed separation, or cause the proposed separation to occur on terms or conditions that are different or less favorable than expected. Therefore, we cannot assure you that we will be able to complete the separation on the terms or on the timeline that we announced, if at all.

We expect that the process of completing the proposed separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the separation is not completed. Executing the proposed separation will require significant time and attention from our senior management and employees. We may also experience increased difficulties in attracting, retaining and motivating employees during the pendency of the separation and following its completion, which could harm our businesses.

We may not be successful in managing these or any other significant risks that we encounter in working towards completion of the separation and following its completion, which could have a material adverse effect on our business, results of operations and financial condition.

We may not achieve some or all of the expected benefits of the separation, and the separation could harm our business, financial condition and results of operations

Although we believe that separating the Passive Safety business and the Electronics business by means of a spin-off will provide financial, operational, managerial and other benefits to us and our stockholders, the separation may not provide results on the scope or scale we anticipate, or such benefits may be delayed or not occur at all. As independent, publicly-traded companies, Autoliv and the new spin-off company will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially adversely affect their respective businesses, results of operations and financial condition. We may experience negative reactions from financial markets if we do not complete the separation in a reasonable time period.

There can be no assurance that the combined value of the common stock of the two publicly-traded companies following completion of the proposed separation will be equal to or greater than what the market value of Autoliv common stock would have been had the proposed separation not occurred, and may be higher or lower than the market value of Autoliv common stock immediately prior to the separation. The combined value of the common stock of the two companies could be lower than anticipated for a variety of reasons, including, among others, the inability of the new spin-off company to operate and compete effectively as an independent company. Until the market has fully evaluated the business of Autoliv without the Electronics’ business and potentially thereafter, the price at which Autoliv’s common stock trades may fluctuate significantly. Similarly, until the market has fully evaluated the new spin-off company’s business, and potentially thereafter, the price at which the new spin-off company’s common stock trades may fluctuate significantly.

The proposed separation may result in disruptions to, and negatively impact our relationships with, our customers and other parties

Uncertainty related to the proposed separation may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our businesses, results of operations, financial condition, and prospects. The effect of such disruptions could be worsened by any delays in the completion of the separation.

The proposed separation could result in substantial tax liability

We intend to obtain an opinion of outside counsel to the effect that, for U.S. federal income tax purposes, the separation will qualify, for both Autoliv and its stockholders, as a reorganization within the meaning of Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended. The opinion will be based on and rely on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Autoliv and the new spin-off company, including those relating to the past and future conduct of Autoliv and the new spin-off company. If any of these facts, assumptions, representations, statements or undertakings are, or become, inaccurate or incomplete, reliance on the opinion may be affected. An opinion of outside counsel represents their legal judgment but is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinion or that a court would not sustain such a challenge. In addition, we may incur certain tax costs in connection with the separation, including non-U.S. tax expense resulting from separations in multiple non-U.S. jurisdictions that do not legally provide for tax-free separations, which may be material.

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

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Reporting Segment(s)	Items Produced at Facility	Owned/ Leased

Brazil
Autoliv do Brasil Ltda.	Taubaté	Passive Safety	Seatbelts, airbags, steering wheels and seatbelt webbing	Owned

Canada
Autoliv Canada, Inc.	Tilbury	Passive Safety	Airbag cushions	Owned
Autoliv Electronics Canada, Inc.	Markham	Electronics	Airbag electronics, radar sensors	Leased
VOA Canada, Inc.	Collingwood	Passive Safety	Seatbelt webbing	Owned

China
Autoliv (Baoding) Vehicle Safety Systems Co., Ltd	Baoding	Passive Safety	Airbags	Leased
Autoliv (Changchun) Vehicle Safety Systems Co., Ltd.	Changchun	Passive Safety	Airbags and seatbelts	Owned
Autoliv (China) Electronics Co., Ltd.	Shanghai	Electronics	Airbag electronics	Owned
Autoliv (China) Steering Wheel Co., Ltd.	Shanghai	Passive Safety	Steering wheels	Owned
Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Passive Safety	Airbags and seatbelts	Owned
Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Passive Safety	Seatbelts	Owned
Autoliv Shenda (Nanjing) Automotive Components Co., Ltd.	Nanjing	Passive Safety	Seatbelt webbing	Owned
Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Passive Safety	Airbags	Owned
Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Passive Safety	Seatbelt webbing	Owned
Autoliv (Jiangsu) Automotive Safety Components Co., Ltd.	Jintan	Passive Safety	Propellant, Airbag initiators and Airbag inflators	Owned
Autoliv (China) Automotive Safety Systems Co., Ltd.	Nantong	Passive Safety	Airbag cushions	Owned
Mei-An Autoliv Co., Ltd.	Taipei	Passive Safety	Seatbelts and airbags	Leased
Autoliv Nissin Brake Systems (Zhongshan) Co., Ltd	Zhongshan	Electronics	Brake control systems	Owned

Estonia
AS Norma	Tallinn	Passive Safety	Seatbelts and belt components	Owned

France
Autoliv Electronic SAS	Saint-Etienne du Rouvray	Electronics	Airbag electronics	Owned
Autoliv France SNC	Gournay-en-Bray	Passive Safety	Seatbelts and airbags	Owned
Autoliv Isodelta SAS	Chiré-en-Montreuil	Passive Safety	Steering wheels and covers	Owned
Livbag SAS	Pont-de-Buis	Passive Safety	Airbag inflators	Owned
N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Passive Safety	Airbag initiators and seatbelt micro gas generators	Owned

Germany
Autoliv B.V. & Co. KG	Dachau Elmshorn	Passive Safety Passive Safety	Airbags Seatbelts	Leased Owned

Hungary
Autoliv Kft.	Sopronkövesd	Passive Safety	Seatbelts	Owned

Country/ Company	Location of Facility	Reporting Segment(s)	Items Produced at Facility	Owned/ Leased

India
Autoliv India Private Ltd.	Bangalore	Passive Safety	Seatbelts, airbags and steering wheels	Leased
	Mysore	Passive Safety	Seatbelt webbing	Owned
	Delhi	Passive Safety	Seatbelts, airbags and steering wheels	Leased
	Chennai	Passive Safety	Seatbelts	Leased
	Rudrapur	Passive Safety	Seatbelts	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Passive Safety	Seatbelts and steering wheels	Owned

Japan
Autoliv Japan Ltd.	Atsugi	Passive Safety	Steering wheels	Owned
	Hiroshima Taketoyo Tsukuba	Passive Safety Passive Safety Passive Safety	Airbags and steering wheels Airbag inflators Airbags and seatbelts	Owned Owned Owned
Autoliv Nissin Brake Systems Japan Co., Ltd	Ueda Shimo-Muroga	Electronics Electronics	Brake control systems Brake control systems	Leased Leased
	Saku City	Electronics	Brake control systems	Leased

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Passive Safety	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Passive Safety	Steering wheels	Owned
Autoliv Mexico S.A. de C.V.	Lerma	Passive Safety	Seatbelts	Owned
Autoliv Safety Technology de Mexico S.A. de C.V.	Tijuana	Passive Safety	Seatbelts	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro Querétaro	Passive Safety Passive Safety	Airbag cushions Airbags	Leased Leased

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Passive Safety	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Passive Safety	Airbag cushions	Owned
	Jelcz-Laskowice	Passive Safety	Airbags and seatbelts	Owned

Romania
Autoliv Romania S.R.L.	Brasov Lugoj	Passive Safety Passive Safety	Seatbelts, seatbelt webbing, airbags, airbag inflators, springs for retractors and seatbelt components Airbag cushions	Owned Owned
	Sfantu Georghe	Passive Safety	Steering wheels	Owned
	Onesti	Passive Safety	Steering wheels	Leased
Russia
OOO Autoliv	Togliatti	Passive Safety	Airbags, seatbelts and steering wheels	Leased

South Africa
Autoliv Southern Africa (Pty) Ltd.	Krügersdorp	Passive Safety	Seatbelts and airbags	Owned

South Korea
Autoliv Corporation	Hwasung Wonju	Passive Safety Passive Safety	Airbags Seatbelts	Owned Owned

Spain
Autoliv BKI S.A.U.	Valencia	Passive Safety	Airbags	Owned

Sweden
Autoliv Sverige AB	Vårgårda	Passive Safety and Electronics	Airbag inflators and airbag electronics, vision cameras and radar	Owned

Country/ Company	Location of Facility	Reporting Segment(s)	Items Produced at Facility	Owned/ Leased

Thailand
Autoliv Thailand Ltd.	Chonburi Chonburi	Passive Safety Passive Safety	Seatbelts Airbags, airbag cushions, steering wheels	Owned Leased

Tunisia
SWT1 SARL ASW3 SARL	El Fahs Nadhour	Passive Safety Passive Safety	Leather wrapping of steering wheels Leather wrapping of steering wheels	Owned & Leased Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Passive Safety	Airbags and seatbelts	Owned

Autoliv Teknoloji Urunleri Sanayi ve Ticaret Ltd. Sti.	Gebze-Kocaeli	Passive Safety	Steering wheels	Leased

Autoliv Metal Pres Sanayi ve Ticaret A.S.	Gebze-Kocaeli	Passive Safety	Seatbelt components	Owned

United Kingdom
Airbags International Ltd	Congleton	Passive Safety	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City Goleta Ogden Ogden Promontory Tremonton	Passive Safety Electronics Passive Safety Passive Safety Passive Safety Passive Safety	Airbag inflators Night vision Airbags Airbags and service parts Propellant Airbag initiators and seatbelt micro gas generators	Owned Leased Owned Leased Owned Owned
Autoliv Nissin Brake Systems America LLC	Findlay	Electronics	Brake control systems	Leased

TECHNICAL CENTERS AND CRASH TEST TRACKS

Country / Company	Location	Reporting Segment(s)	Product(s) Supported

China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd.	Shanghai	Passive Safety and Electronics	Airbags and seatbelts customer applications and platform development with full-scale test laboratory
France
Autoliv France SNC	Gournay-en-Bray	Passive Safety	Airbags and seatbelts customer applications and platform development with full-scale test laboratory
Autoliv Electronics SAS	Cergy-Pontoise	Electronics	Electronics platform development and customer applications
Livbag SAS	Pont-de-Buis	Passive Safety	Inflator and pyrotechnic development

Germany
Autoliv B.V. & Co. KG	Dachau	Passive Safety and Electronics	Electronics customer applications and platform development, airbags with full-scale test laboratory
	Elmshorn	Passive Safety	Seatbelts with full-scale test laboratory
	Holzgerlingen	Electronics	Electronics customer application
India
Autoliv India Private Ltd.	Bangalore	Passive Safety and Electronics	Electronics, airbags and seatbelts with sled testing

Country / Company	Location	Reporting Segment(s)	Product(s) Supported

Japan
Autoliv Japan Ltd.	Tsukuba	Passive Safety	Airbags and seatbelts customer applications and platform development with sled test laboratory
	Hiroshima	Electronics	Electronics platform development
	Yokohama	Electronics	Electronics platform development
Autoliv Nissin Brake Systems Japan Co., Ltd.	Tochigi	Electronics	Brake systems

Poland
Autoliv Poland Sp.z.o.o.	Olawa	Passive Safety	Airbags platform development

Romania
Autoliv Romania S.R.L.	Brasov	Passive Safety	Seatbelts with sled test laboratory
	Timisoara	Electronics	Electronics for passive and active safety

South Korea
Autoliv Corporation	Seoul	Passive Safety and Electronics	Electronics, airbags and seatbelts customer applications and platform development with sled test laboratory
Sweden
Autoliv Development AB	Vårgårda	Passive Safety and Electronics	Research center
Autoliv Sverige AB	Linköping	Electronics	Electronics platform development
	Vårgårda	Passive Safety	Airbags customer applications and platform development with full-scale test laboratory
	Göteborg	Electronics	Electronics customer application
USA
Autoliv ASP Inc.	Auburn Hills	Passive Safety	Airbags, steering wheels, and seatbelts customer applications and platform development with full-scale test laboratory
	Ogden	Passive Safety	Airbags, inflators and pyrotechnics customer applications and platform development
	Southfield	Electronics	Brake systems, electronics customer application and platform development
	Lowell	Electronics	Electronics platform development
	Goleta	Electronics	Electronics customer application

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

The Company is subject to ongoing antitrust investigations by governmental authorities in several jurisdictions, as well as related civil litigation. For further discussion of these antitrust matters and other legal proceedings see Note 16 Contingent Liabilities to the Consolidated Financial Statements of this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shareholder Information

The primary exchange market for the Autoliv securities is NYSE while Autoliv Swedish Depositary Receipts (SDRs) are traded on NASDAQ Stockholm’s list for large market cap companies.

Share price performance

New York	Price ($)	Date
First Trading Day	$113.90	January 3, 2017
Year High	$129.61	December 1, 2017
Year Low	$96.27	April 13, 2017
Closing	$127.08	December 29, 2017

Stockholm	Price (SEK)	Date
First Trading Day	1,056.00	January 2, 2017
Year High	1,093.00	December 8, 2017
Year Low	840.00	August 29, 2017
Closing	1,047.00	December 29, 2017

	New York (US$)			Stockholm (SEK)
PERIOD	High	Low	Close	High	Low	Close
Q1 2017	$116.39	$100.67	$102.26	1,056.00	890.50	918.00
Q2 2017	$115.36	$96.27	$109.80	995.50	869.50	924.00
Q3 2017	$127.15	$105.44	$123.60	1,019.00	840.00	1,009.00
Q4 2017	$129.61	$120.00	$127.08	1,093.00	1,000.00	1,047.00

Q1 2016	$121.63	$96.71	$118.48	1,031.00	813.00	965.00
Q2 2016	$125.77	$107.45	$107.45	1,039.00	899.00	900.50
Q3 2016	$113.93	$103.22	$106.80	971.00	879.00	910.00
Q4 2016	$113.41	$94.29	$113.15	1,044.00	850.00	1,028.00

Number of shares

During 2017, the number of shares outstanding decreased by 1.3 million to 87.0 million (excluding dilution and treasury shares). The weighted average number of shares outstanding for the full year 2017, assuming dilution, was reduced to 87.7 from 88.4 million in 2016.

Stock options (if exercised), granted Restricted Stock Units (RSUs) and Performance Shares (PSs) could increase the number of shares outstanding by 0.7 million shares in total. Combined, this would add 0.8% to the Autoliv shares outstanding. On December 31, 2017, 3.0 million shares were available for repurchase under the current Board authorization from 2014. On December 31, 2017, the Company had 15.8 million treasury shares.

Number of shareholders

Autoliv estimates that there were approximately 70,000 beneficial Autoliv owners as of December 31, 2017. Close to 22% of Autoliv’s securities were held by U.S.-based shareholders and around 53% by Sweden-based shareholders. Most of the remaining Autoliv securities were held in the U.K., other Nordic countries, Central Europe, Japan and Canada.

Dividends

If declared by the Board of Directors, quarterly dividends are usually paid on the first Thursday in the last month of each quarter. Declared dividends are announced in press releases and published on Autoliv’s corporate website.

Period	Dividend declared	Dividend paid
Q1 2017	$0.60	$0.58
Q2 2017	$0.60	$0.60
Q3 2017	$0.60	$0.60
Q4 2017	$0.60	$0.60

Q1 2016	$0.58	$0.56
Q2 2016	$0.58	$0.58
Q3 2016	$0.58	$0.58
Q4 2016	$0.58	$0.58

For more information, see Shareholder Returns in Item 7.

Stock incentive plan

Under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated (the “Stock Incentive Plan”) the Company implemented a new long-term equity incentive program during 2016, to more closely reflect market practice and align pay delivery with our financial performance. Employees receive 50% of their LTI grant value in the form of Performance Shares and 50% in the form of Restricted Stock Units (see Note 15 in this Annual Report).

Autoliv has adopted a Stock Ownership Policy for Executives requiring the Company’s CEO to accumulate and hold Autoliv shares having a value of twice his annual base salary. For other executives, the minimum requirement is, over time, a holding equal to each executive’s annual base salary.

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

In total, Autoliv repurchased 44.5 million shares between May 2000 and December 31, 2017 for cash of $2,498 million, including commissions. The maximum number of shares that may yet be purchased under the stock repurchase program amounted to 2,986,288 shares at December 31, 2017.

Of the total number of repurchased shares, 23.6 million shares were utilized for the equity units offering during 2009-2012. In addition, 5.1 million shares have been utilized by the Stock Incentive Plan. At December 31, 2017, 15.8 million of the repurchased shares remain in treasury stock.

During the quarter ended December 31, 2017, and since June 30, 2017, Autoliv made no share repurchases.

Item 6. Selected Financial Data

Selected financial data for the last five fiscal years ended December 31 is summarized in the table below.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)	20171) 4)	20161)	20151)	20141)	20131) 4)
Sales and Income
Net sales	$10,383	$10,074	$9,170	$9,240	$8,803
Operating income	605	848	728	723	761
Income before income taxes	507	804	676	667	734
Net income attributable to controlling interest	427	567	457	468	486
Financial Position
Current assets excluding cash	3,245	2,914	2,705	2,607	2,582
Property, plant and equipment, net	1,973	1,658	1,437	1,390	1,336
Intangible assets (primarily goodwill)	1,854	2,083	1,794	1,661	1,687
Non-interest bearing liabilities	3,039	2,765	2,518	2,400	2,364
Capital employed	4,549	4,240	3,670	3,504	3,489
Net debt (cash)	379	313	202	62	(511)
Total equity	4,169	3,926	3,468	3,442	4,000
Total assets	8,550	8,234	7,526	7,443	6,983
Long-term debt	1,322	1,324	1,499	1,521	279
Share data
Earnings per share (US$) – basic	4.88	6.43	5.18	5.08	5.09
Earnings per share (US$) – assuming dilution	4.87	6.42	5.17	5.06	5.07
Total parent shareholders’ equity per share (US$)	46.38	41.69	39.22	38.64	42.17
Cash dividends paid per share (US$)	2.38	2.30	2.22	2.12	2.00
Cash dividends declared per share (US$)	2.40	2.32	2.24	2.14	2.02
Share repurchases	157	—	104	616	148
Number of shares outstanding (million)2)	87.0	88.2	88.1	88.7	94.4
Ratios
Gross margin (%)	20.7	20.4	20.1	19.5	19.4
Operating margin (%)	5.8	8.4	7.9	7.8	8.6
Pretax margin (%)	4.9	8.0	7.4	7.2	8.3
Return on capital employed (%)	13	20	20	21	22
Return on total equity (%)	7	15	14	12	13
Total equity ratio (%)	49	48	46	46	57
Net debt to capitalization (%)	8	7	6	2	N/A
Days receivables outstanding	74	74	73	71	70
Days inventory outstanding	33	33	33	32	31
Other data
Airbag sales3), 5)	5,342	5,256	5,036	5,019	4,822
Seatbelt sales5)	2,794	2,665	2,599	2,800	2,773
Restraint control and sensing sales5)	997	1,031	923	932	863
Active safety sales	777	739	611	489	345
Brake control system sales	473	383	—	—	—
Net cash provided by operating activities	936	868	751	713	838
Capital expenditures, net	570	499	450	453	379
Net cash used in investing activities	(697)	(726)	(591)	(453)	(377)
Net cash (used in) provided by financing activities	(566)	(200)	(319)	226	(318)
Number of employees, December 31	63,000	61,500	54,600	50,800	46,900

1)

Costs in 2017, 2016, 2015, 2014 and 2013 for capacity alignments, antitrust matters, separation of our business segments (2017) and goodwill impairment (2017) reduced operating income by (millions) $287, $37, $166, $120 and $47, respectively, and net income by (millions) $245, $29, $131, $80 and $33. This corresponds to 2.8%, 0.4%, 1.8%, 1.3% and 0.6% on operating margins and 2.4%, 0.3%, 1.4%, 0.9% and 0.4% on net margins. The impact on EPS was $1.71, $0.33, $1.48, $0.87 and $0.34 while return on total equity was reduced by 5.8%, 0.7%, 1.7%, 1.9 % and 0.8% and for the same five-year period. 2) At year-end, excluding dilution and net of treasury shares. 3) Incl. steering wheels, inflators and initiators. 4) Including adjustments to record a non-cash valuation allowance for deferred tax assets of $39 million on net income and capital employed, and $0.41 on EPS and total parent shareholder equity per share in 2013. In 2017, a reversal of valuation allowances of $117 million for deferred tax assets, net income and capital employed, and $1.12 on EPS and total parent shareholder equity per share. 5) Including Corporate and Other sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Trends

Autoliv, Inc. (the “Company”) provides advanced safety technology products for the automotive safety market. In the three-year period ended December 31, 2017 a number of factors have influenced the Company’s operations. The most notable factors have been:

•	Rapid development of the active safety market towards autonomous driving
•	Growth in global light vehicle production
•	Continued focus on operational efficiency
•	Significant changes in competitive environment
•	Importance of quality increasing
•	Adjustment of capital structure
•	Strong order intake in Passive Safety and Electronics
•	Strategic review with intention to separate Passive Safety and Electronics in two independent public companies

	20171)			20161)			20151)
YEARS ENDED DEC. 31 (DOLLARS IN MILLIONS, EXCEPT EPS)	Reported	change		Reported	change		Reported	change
Global light vehicle production (in thousands)	92,128	2%		90,056	5%		85,828	1%
Consolidated net sales	$10,383	3%		$10,074	10%		$9,170	1%
Operating income	$605	(29)%		$848	16%		$728	1%
Operating margin, %	5.8	(2.6)	pp	8.4	0.5	pp	7.9	0.1	pp
Net income attributable to controlling interest	$427	(25)%		$567	24%		$457	2%
Earnings per share, EPS2)	$4.87	(24)%		$6.42	24%		$5.17	2%
Net cash provided by operating activities	$936	8%		$868	16%		$751	5%
Return on capital employed, %	12.7	(7.6)	pp	20.3	(0.1)	pp	20.4	(0.1)	pp

1)

Reported figures impacted by costs for capacity alignments and antitrust related matters in 2015-2017, and by separation costs and impairment charge in 2017. See section Items affecting comparability and Notes 10 and 16 to the Consolidated Financial Statements included herein.

2)	Assuming dilution and net of treasury shares.

GROWTH IN LIGHT VEHICLE PRODUCTION AND SAFETY CONTENT PER VEHICLE

The most important driver for Autoliv’s Passive Safety and Restraint Control System (RCS) sales is the light vehicle production (LVP). Full-year 2017 global light vehicle production hit a new record, the eighth year in a row, increasing with slightly more than 2%. In 2016, the LVP grew by 5% and in 2015, the year-over-year growth in LVP was more than 1%.

The main markets contributing to the global LVP growth are China and Europe. China, the largest LVP market, grew by more than 16% or 3.8 million light vehicles (LV) from 2015 to 2017.  However, in 2017, we saw a more moderate growth of around 2%, partly as result of the pull forward effect from the tax incentives on smaller vehicles in 2016. In China, LVP is expected to continue to grow, but more in line with global LVP. In Europe, which is an important market for advanced automotive safety systems, LVP increased by close to 7% or by approximately 1.4 million LVs during the same three-year period. In North America, LVP declined by more than 4% or 0.8 million units in 2017 as LV sales declined for the first time since the recession in 2009-2010 and we experienced a reduction in vehicle inventories as car manufactures adapted inventory levels to support lower vehicle sales targets. Despite the negative impact from North America the market has maintained an overall growth rate of around 7% for the period 2015 to 2017. During the same period, China has increased its share of global LVP from 27% to 29%, Europe’s share has remained unchanged at 24% while North America has declined from 19% to 17%.

Thanks to strong domestic demand and growing export to other countries, LVP in India increased by 16% during the three year period to 4.4 million vehicles in 2017. Several other markets decreased their share of global LVP as their LVP declined between 2015 and 2017. North America and South Korea contracted the most with approximately 3% and 7% respectively. The ease in obtaining credit for automotive purchases in the important Brazilian market has created a rebound in light vehicle sales and production for the South American market, increasing its LVP with close to 7% over the three year period. Additionally, LVP in Japan grew by more than 5%.

Thanks to more stringent crash ratings, by institutes such as EuroNCAP, and the trends towards more automated vehicles, we see a strong demand of more active safety sensors and software. We also see vehicle manufacturers installing more airbags and more advanced seatbelt systems in their vehicles, generally when new models are introduced. The safety standards of vehicles are increasing in China, India and other growth markets such as Brazil, partially due to new regulations and crash test rating programs. For example the Indian government has decided on a new traffic regulations that mandate more rigid crash test standards of light vehicles. This should eventually lead to higher installation rate of airbags and more advanced seatbelts. Thanks for these positive worldwide trends, as well as currency translation effects, the average global safety content (airbags, seatbelts, steering wheels, safety electronics and active safety sensors such as radars, cameras and night vision systems) per LV has increased from $295 to $310 during the period 2015-2017. This increase comes despite the fact that growth in global LVP is partly concentrated in markets with lower average safety content per vehicle such as China and India, where the CPV is only approximately $225 and $95, respectively. In addition, there is a negative effect from continued pricing pressure from vehicle manufacturers.

These trends, in combination with the introduction of various ADAS systems, should enable the global automotive safety market to grow at least in line with global LVP during the next three years and. As safety content per vehicle in growth markets improves and active safety content per vehicle increases, primarily in the mature markets, the opportunity for us to outperform global LVP exists.

WELL BALANCED GLOBAL FOOTPRINT

Autoliv’s regional sales mix continues to be balanced with 32% of sales in Europe, 31% in the Americas and 37% in Asia in 2017, compared to 30%, 34% and 36%, respectively, in 2016. In Asia, our sales in the important Chinese market represents 18% of total sales in 2017. The strong position in China is important as it positions the Company well in the world’s largest automotive producing market.

The balanced regional sales mix has been achieved through timely investments and strengthening of technical and support capabilities in growth markets and early introduction and execution of our restructuring and capacity alignment activities. We have also made substantial investments to increase manufacturing capacity for vertical integration in China and Thailand, to further improve our competitiveness.

For Asia as a whole, the effect of the higher production volumes in China and Japan was partly offset by declining production in South Korea. For additional information on Autoliv’s dependence on certain customers and vehicle models, see Part I, Item 1 Business.

Our sales to premium brand OEMs account for around 20% total sales, while their share of global LVP is approximately 10%. Our strong position with premium OEMs reflects the higher safety content in their vehicles along with our position as a technology leader in the automotive safety market. Of the European OEMs Daimler stands out, accounting for 8% of Autoliv’s sales, representing more than two times their global LVP market share. This is a result of our strong position within passive safety products and our continued success with active safety systems in their vehicles. The Detroit Three automobile manufacturers, - Ford, Fiat Chrysler and GM account for 10%, 6% and 6% respectively. Because Autoliv was on new business hold with GM during 2011-2012 and PSA’s acquisition of GM’s European brand Opel, GM’s share of Autoliv sales declined from 12% in 2015 to 6% in 2017. This has affected most regions not only Europe and North America. Among OEMs based in Asia, Honda and Hyundai/Kia both account for 10% of Autoliv sales. The brake control sales account for close to 40% of the total sales to Honda.

STRENGTHENING CAPABILITIES FOR ELECTRONICS INCLUDING ACTIVE SAFETY WITH GROWING ORDER INTAKE

In addition to our commitment to enhance passive safety, we are rapidly expanding our active safety systems capabilities. The active safety market that we address is expected to grow by 20-30% per year in the coming five years.

In Europe, Euro NCAP continuously updates its test rating program to include more active safety technologies to help the European Union reach its target of cutting road fatalities by 50% by 2020. Also, the U.S. National Highway Traffic Safety Administration (NHTSA) plans to ensure that its safety rating program continues to encourage both consumers and automakers to develop and adopt active safety technologies. These actions will help to further drive the market for improved preventive safety and more automation in vehicles.

To capitalize on the strong growth both in Electronics and Passive safety, we have gradually increased the amount of R,D&E expenditure, net. Since 2015 R,D&E expenditures, net has increased from $524 million to $741 million in 2017, or from 5.7% to 7.1% of sales.

As a result of these undertakings in R,D&E and of our investments in additional manufacturing capacity, sales in active safety grew from $611 million in 2015 to $777 million in 2017, an increase of 27%. Our order intake in Active Safety has increased from $0.4 billion in 2015 to $1.6 billion in lifetime sales in 2017, an increase of approximately 300%. For Electronics as a whole, sales have grown from $1,589 million in 2015 to $2,322 million in 2017, an increase of 46%, mainly explained by the acquisition of Autoliv-Nissin Brake Systems (ANBS) in 2016. Electronics order intake have increased from $1.1 billion in 2015 to $4.0 billion in lifetime sales in 2017, an increase of approximately 250%.

To further strengthen our capabilities, we formed a joint venture with Volvo Cars to develop software for autonomous driving and driver assistance systems. The joint venture, named Zenuity, was formed in April 2017 and operates in the growing global market for advanced driver assist and autonomous driving software systems. Headquartered in Gothenburg, Sweden and with additional operations in Munich, Germany, and Detroit, MI U.S., the initial work-force of around 200 people came from both Autoliv and Volvo Cars. Zenuity grew to around 500 employees and consultants at the end of 2017. Autoliv is the exclusive supplier and distribution channel for all Zenuity products sold to third parties.

In 2017, Autoliv added further competence and capabilities to our product offerings by entering several co-operations and partnerships including with Seeing Machines for driver monitoring systems, Velodyne for LiDAR solutions and NVIDIA, together with Zenuity, for AI computing platforms. Additionally, we have further strengthened our LiDAR and Time of Flight camera competence by acquiring all the shares in Fotonic i Norden dp AB. Our JV Zenuity in turn has also broadened its capabilities through co-operation with Ericsson for cloud solutions and with TomTom for HD mapping solutions.

On March 31, 2016 we finalized the agreement with Nissin Kogyo to form a joint venture, Autoliv-Nissin Brake Systems (ANBS). The formation of ANBS allows us to offer state of the art brake control and actuation systems to auto manufacturers around the world. It will further enhance our role as the leading safety system supplier for the future car. ANBS expanded its customer base in 2016 by winning a $1.1 billion contract with a Detroit based OEM on a major platform followed by an additional order win in 2017 in Detroit.

GROWING PASSIVE SAFETY

Building on a strong base, including delivering for around 1,300 models and 100 car brands, the Passive Safety segment recorded its highest order intake ever in 2017, winning more than 50% of available orders. This is the third consecutive year with order intake at about 50% or more in Passive Safety. The share of order intake in the past three years is significantly above our sales market share of 38% in 2017. Part of the high order intake is the consequence of major recalls by another airbag manufacturer. The most substantial increase in order intake was in 2015, which increased by 80%, compared to 2014, to $11.9 billion in life-time sales. Since 2015, Passive Safety order intake has continued to increase and reached $12.9 billion in 2017, an increase of 8% compared to 2015.

Due to the lead time from order to start of production, 2017 was the first year the increased level of order intake began to impact our sales growth positively through the launches of several new models, including e.g. Honda Accord, Honda Odyssey, VW Polo and Tesla Model 3 among others. The lead time from order to start of production is typically 18-36 months. During this period the products are engineered into the vehicle to provide adequate protection for occupants in case of a crash and to meet legal requirements, as well as other requirements from the vehicle manufacture. This investment in new products is one main explanation of the increase in RD&E expenses, net, between 2015 and 2017. Additionally, we have to build up production capacity, in the form of new lines and buildings, to meet future product launches.

OPERATIONAL INITIATIVES

Over the years we have seen an uneven capacity utilization in several of our plants, mainly in Europe. Therefore, our capacity alignment program was expanded in 2015 and the costs for restructuring activities in 2015 amounted to $80 million. The costs for restructuring activities in 2016 and 2017 were on a more normalized level and amounted to $24 million and to $27 million, respectively.

The current restructuring activities are expected to have a payback period of around 3 years, or more, after cash-out. The cash payments in 2017 were $27 million compared to $73 million in 2016 and $64 million in 2015. As of December 31, 2017, we have $42 million reserved in our balance sheet related to restructuring (see Note 10).

Capital expenditures, net of $570 million in 2017, was $71 million and $120 million more than in 2016 and 2015, respectively.  In relation to sales Capital expenditures, net was 5.5% in 2017 and 4.9% in both 2016 and 2015. The historically high Capital expenditures, net, supports our growth strategy and reflects the high order intake for the period 2015 to 2017.

NEED FOR EFFICIENCIES

Pricing pressure is an inherent part of the automotive supplier business. Price reductions are generally higher on newer products with strong volume growth compared to older products, where both the possibilities to re-design the product to reduce costs and market growth are less. Price reductions also depend on the business cycle. For the period 2015-2017, we estimate the average reduction of our market prices to have been in the range of 2-4% annually. To meet these price reductions, we have several programs and actions addressing every item in our cost structure. Beginning in 2014 we emphasized globalizing our products and processes through our “one product one process” (1P1P) strategy. This strategy, combined with initiatives to reduce costs for components from external suppliers, ensures that we continuously optimize our supply base footprint, consolidate purchase volumes to fewer suppliers, improve productivity in our supply chain, standardize components and redesign our products. In the period 2015-2017, raw material commodity costs were reduced by around $40 million.

To reduce labor costs while offsetting the price erosion on our products, we continuously implement productivity improvement programs, expand production in Best Cost Countries (BCCs) and institute restructuring and capacity alignment activities. The productivity improvements in Autoliv’s manufacturing exceeded 5% for every year for the past five years. This is well in line with our productivity improvement target of at least 5% per year, which helps us to partly offset the price reductions to our customers. The level of employees in the BCCs has remained unchanged at around 75% of the total headcount for the period 2015-2017, although acquisitions and further investment in new technologies added employees in High Cost Countries (HCCs). Despite higher raw material prices in 2017, these initiatives, in combination with our restructuring activities, investment in vertical integration and several other actions were enough to offset the market price erosion.

FOCUS ON QUALITY INCREASING

The number of vehicles recall in the automotive industry has risen sharply over the last few years, beginning in 2014, with the massive recall of the General Motors ignition switch. In 2015 and 2016 the Takata airbag inflators recall generated a record number of recalls in the automotive industry. We expect overall recall numbers to remain high for years to come, and although we strive for the highest quality in our processes, it cannot be ruled out that we may be adversely impacted by a future recall.

Quality has always been our number one priority and we continue to sharpen our focus in this area. We now command a market share of 38% in passive safety. At the same time, we have been involved in less than 2% of passive safety and electronics related recalls in the industry in the past eight years; an important indicator that we are delivering on our quality strategy. For Electronics, we estimate we have been involved in less than 1% of safety recalls in the same period. For more information see product warranty and recalls in Note 11.

CHANGES IN COMPETITIVE LANDSCAPE

During the period 2015 to 2017, we experienced significant changes in our competitive landscape. In 2015, TRW, a key competitor in passive safety, was acquired by German group ZF Friedrichshafen. Combined, the new company is the third-largest passive safety supplier globally. In 2016, Key Safety Systems (“KSS”) was acquired by Ningbo Joyson Electronic Corp. Beginning in 2014, Takata, our largest competitor in passive safety, experienced severe issues and recalls related to malfunctioning airbag inflators, leading the company to file for bankruptcy protection in the U.S. and Japan. KSS has now announced that it signed a definitive agreement with Takata under which KSS will acquire substantially all of Takata's global assets and operations.

The active safety market remains relatively fragmented with more numerous and sizeable competitors than in the passive safety market. Key competitors in the active safety market include Aptiv, Bosch, Continental, Denso, Magna, Valeo and ZF. Bosch and Continental are our largest competitors in restraint control systems with market shares slightly below Autoliv’s market share.

Mobileye, the current market leader in camera based mono vision algorithms was acquired by the computer chip maker Intel in 2017. In addition, new potential industry entrants like Nvidia, Qualcom, Baidu, Apple, Uber, Google, Microsoft, Tesla, Lyft and Samsung are testing solutions in the field of autonomous driving.

In the brake control market, we estimate that ANBS had a market share of close to 4% in 2017. Our key competitors in the brake control market include ADVICS, Bosch, Continental, Mando and ZF.

STRATEGIC REVIEW WITH INTENT TO SEPARATE ELECTRONICS AND PASSIVE SAFETY

On December 12, 2017, Autoliv announced that its Board of Directors had concluded its strategic review and decided to prepare for a spin-off of its Electronics business segment, creating a new, independent publicly traded company, named Veoneer, Inc., during the third quarter of 2018. Through the separation, additional value for shareholders and other stakeholders will be created by the ability to better address two distinct, growing markets with leading product offerings.

The key drivers for the separation include the different pace of technology advancement in the two businesses, different skill sets of people throughout the organizations (leadership, engineering, sales), different strategic needs and priorities and sales growth rates with limited customer or operational synergies. There is also potentially a different shareholder profile due to the timing of returns.

The spin-off will be effected by a payment of a dividend of the common stock of the new company on a pro rata basis. The intent is for the spin-off to be tax free to stockholders both in the US and Sweden.

As part of the preparation for the spin-off, the Electronics business is expected to receive a cash injection from Autoliv, with the underlying objective of Autoliv to remain strong investment grade.

ADJUSTING OUR CAPITAL STRUCTURE

Autoliv entered the three-year period 2015-2017 with a net debt position on January 1, 2015 of $62 million. At the end of the period, on December 31, 2017, the Company had a net debt position (see section Non-U.S. GAAP Performance Measures) of $379 million. During the same period the company paid dividends of $607 million and had share repurchases of $261 million.

Operations generated $751 million in cash in 2015, $868 million in 2016 and $936 million in 2017. Capital expenditures, net amounted to $450 million in 2015, $499 million in 2016 and $570 million in 2017.

The declared dividend has been raised 11 times since reinstatement in 2010. After the latest declared dividend of 60 cents per share, the annualized run rate is $209 million, based on number of shares outstanding at December 31, 2017, is 69% higher than the highest annualized dividend amount paid before the temporary dividend suspension in 2009.

In 2013, the Company began to adjust its capital structure and communicated a revised debt limitation policy which is to maintain a financial leverage commensurate with a “strong investment grade credit rating” and our long-term target is to have a leverage ratio (see section Non-U.S. GAAP Performance Measures) of around 1 time and to be within the range of 0.5 times to 1.5 times. We monitor our capital structure and the financial markets closely and intend to maintain a high level of financial flexibility while being shareholder friendly.

As part of the adjustment of the capital structure the Company historically has repurchased shares of its common stock. In the second quarter of 2017, the Company repurchased 1.4 million shares for approximately $157 million, including commissions. During 2016, no share repurchases were made. In the first quarter of 2015, the Company repurchased 0.9 million shares for approximately $104 million, including commissions. At December 31, 2017, the remaining number of shares authorized by the board of directors for repurchase is approximately 3.0 million shares.

CURRENCY IMPACTS

We are exposed to around 50 currency pairs, with exposures in excess of $1 million each. We are monitoring the currency exposure but do not hedge currency flows, except for a limited volume related to some purchase components from external suppliers. Rather we strive to have sales and costs in the same currency to reduce the transaction exposure risk. The total net transaction exposure in 2017 was approximately $2.5 billion or 24% of sales. In 2017, the net currency transaction effect, including revaluation, is estimated to have had a 0.1pp positive impact on our operating margin. Approximately three quarters of our sales are denominated in other currencies than U.S. dollars, which is leading to currency translation effects. In 2017, the translation effect is estimated to have had a 0.1 pp negative impact on the operating margin due to mix.

ITEMS AFFECTING COMPARABILITY
	2017			2016			2015
(DOLLARS IN MILLIONS, EXCEPT EPS)	Reported (U.S. GAAP)	Adjust- ments1)	Non-U.S. GAAP	Reported (U.S. GAAP)	Adjust- ments1)	Non-U.S. GAAP	Reported (U.S. GAAP)	Adjust- ments1)	Non-U.S. GAAP
Operating income	$605	$287	$892	$848	$37	$885	$728	$166	$894
Operating margin, %	5.8	2.8	8.6	8.4	0.4	8.8	7.9	1.8	9.7
Income before income taxes	$507	$286	$793	$804	$37	$841	$676	$166	$842
Net income	$303	$265	$568	$562	$29	$591	$458	$131	$589
Net income attributable to controlling interest	$427	$150	$577	$567	$29	$596	$457	$131	$588
Return on capital employed, %	12.7	6.1	18.8	20.3	0.8	21.1	20.4	4.0	24.4
Return on total equity, %	7.4	6.2	13.6	14.6	0.7	15.3	13.6	3.5	17.1
Earnings per share, EPS2), 3)	$4.87	$1.71	$6.58	$6.42	$0.33	$6.75	$5.17	$1.48	$6.65
Total parent shareholders' equity per share	$46.38	$1.73	$48.11	$41.69	$0.33	$42.02	$39.22	$1.48	$40.70

1)	Adjustments for capacity alignments and antitrust matters during 2015-2017, separation of our business segments (2017) and goodwill impairment (2017).
2)	Assuming dilution and net of treasury shares.
3)	Participating share awards with right to receive dividend equivalents are (under the two-class method) excluded from the EPS calculation.

Outlook for 2018

The expectations and indications provided below are based on the current reporting and operating structure for Autoliv.

Mainly based on our customer call-offs, we expect organic sales growth for the first quarter of 2018 to increase by less than 1% compared to the same quarter of 2017. Currency translations are expected to add more than 6%, resulting in a consolidated sales growth of more than 7%. The adjusted operating margin, excluding costs for capacity alignments, antitrust related matters and separation of our business segments, is expected to be around 9%.

The indication for the full year organic sales growth is more than 7%. Currency translations are expected to have a combined positive effect of around 4%, resulting in a consolidated sales increase of more than 11%. The indication for the full year 2018 is an adjusted operating margin around 9%, excluding costs for capacity alignments, antitrust related matters and separation of our business segments.

For the Passive Safety segment, the indication for organic sales growth is more than 2% in the first quarter and more than 10% for the full year, with an indication that the underlying profitability for the segment will increase compared to full year 2017.

For the Electronics segment, the indication is for organic sales growth to be around negative 6% in the first quarter and around negative 3% for the full year as growth in Active Safety is more than offset by declines in Restraint Control Systems (RCS) and Brake Systems. The indication for the underlying profitability for the segment is a decrease compared to full year 2017.

The projected tax rate, excluding any discrete items, for the full year 2018, is expected to be around 29% and is subject to change due to any discrete or nonrecurring events that may occur and changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. Supporting our growth strategy, capital expenditures are expected to remain at a high level for the full year. We estimate that R,D&E investments, net, in relation to sales have peaked in Passive Safety but not in Electronics.

Significant Legal Matters

The Company is subject to ongoing antitrust investigations by governmental authorities in several jurisdictions as well as related civil litigation. For further discussion of these antitrust matters and other legal proceedings see Item 3. Legal Proceedings and Note 16 Contingent Liabilities to the Consolidated Financial Statements included herein.

Year Ended December 31, 2017 Versus 2016

Passive Safety Sales

				Components Of Change In Net Sales
	2017 Sales (MUSD)	2016 Sales (MUSD)	Reported change	Currency effects1)	Organic
Airbags2)	$5,342	$5,256	1.6%	0.3%	1.3%
Seatbelts2)	$2,794	$2,665	4.8%	0.8%	4.0%
Intersegment sales	$(1)	$(2)	—	—	—
Global Passive Safety Sales	$8,135	$7,919	2.7%	0.5%	2.2%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.

Consolidated Passive Safety segment sales increased by 2.7% to $8,135 million compared to 2016. Excluding positive currency translation effects, the organic sales growth (see section Non-U.S. GAAP Performance Measures) was 2.2%, in line with global light vehicle production despite negative impact of about 0.4pp from lower inflator replacement sales.

Airbag sales had solid organic growth (see section Non-U.S. GAAP Performance Measures) for the full year in Asia, especially in India, Japan and China. South America grew strongly while Europe and South Korea showed more modest organic growth. North American sales declined organically (see section Non-U.S. GAAP Performance Measures), partly a result from lower inflator replacement sales.

Seatbelt sales grew organically (see section Non-U.S. GAAP Performance Measures) in all regions except in North America and South Korea, with Europe and Japan as the largest growth drivers. The Company had a continued favorable mix towards advanced, high value-added products.

Passive Safety Performance

Year over year change
(Dollars in millions)	2017	2016	Change		Organic change1)
Passive Safety sales	$8,135	$7,919	2.7%		2.2%
Passive Safety operating income	$833	$818	1.9%
Passive Safety operating margin	10.2%	10.3%	(0.1	)pp
Passive Safety headcount	64,100	63,100	1.5%
1) Non-U.S. GAAP measure, see reconciliation table below.

The operating income was relatively unchanged compared to 2016, as the effects of higher sales and lower S,G&A costs were almost offset by higher investments in R,D&E, net, and other costs supporting near term growth.

Electronics Sales

				Components Of Change In Net Sales
	2017 Sales (MUSD)	2016 Sales (MUSD)	Reported change	Acquisitions/Divestitures	Currency effects1)	Organic
Restraint Control Systems2)	$997	$1,031	(3.3)%	—	0.1%	(3.4)%
Active Safety	$777	$739	5.1%	—	0.0%	5.1%
Brake Control Systems	$473	$383	23.4%	31.4%	(1.8)%	(6.2)%
Intersegment sales	$75	$63	—	—	—	—
Global Electronics sales	$2,322	$2,216	4.8%	5.4%	(0.1)%	(0.5)%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.

Consolidated Electronics segment sales increased for the full year 2017 by 4.8% to $2,322 million compared 2016. Excluding acquisition effects and negative currency translation effects, the organic sales decline (see section Non-U.S. GAAP Performance Measures) was 0.5%.

Restraint Control Systems sales (mainly airbag control modules and remote sensing units) declined organically (see section Non-U.S. GAAP Performance Measures) in North America, Japan and South Korea, partly mitigated by increased sales in China and India.

The organic sales increase (see section Non-U.S. GAAP Performance Measures) for Active Safety was positively impacted by double-digit organic sales growth of core active safety products (including automotive radars, cameras with driver assist systems and ADAS-ECU), and negatively impacted by sales declines for positioning systems in North America as well as the ramp-down of our internally developed brake control systems in China.

Brake Systems organic sales (see section Non-U.S. GAAP Performance Measures) were adversely affected by model changes, notably with Honda.

Electronics Performance

Year over year change
(Dollars in millions)	2017	2016	Change		Organic change1)
Electronics sales	$2,322	$2,216	4.8%		(0.5)%
Electronics operating income	$(180)	$62	(393.0)%
Electronics operating margin	(7.8)%	2.8%	(10.6	)pp
Electronics headcount	7,500	6,800	10.4%
1) Non-U.S. GAAP measure, see reconciliation table above.

The operating margin declined compared to 2016, due to goodwill impairment charges related to ANBS as discussed below. Excluding the impairment, the operating margin was 2.3%. Higher investments in R,D&E, net, also impacted margin negatively, this was partly offset by an improved gross margin. Headcount increased by 700 compared to the same period last year, including an increase of 800 in R,D&E.

Sales by Region

			Components Of Change In Net Sales
	2017 Sales (MUSD)	Reported change	Acquisitions/Divestitures	Currency effects1)	Organic
Asia	$3,845	6.3%	2.3%	(0.9)%	4.9%
Whereof: China	1,839	4.1%	2.1%	(1.6)%	3.6%
Japan	1,041	9.6%	5.0%	(3.3)%	7.9%
Rest of Asia	965	7.1%	—	3.0%	4.1%
Americas	3,248	(3.9)%	1.1%	0.0%	(5.0)%
Europe	3,290	7.0%	—	2.2%	4.8%
Global	$10,383	3.1%	1.2%	0.4%	1.5%

1)	Effects from currency translations.

Consolidated sales increased by 3.1% to $10,383 million compared to 2016. The organic sales growth (see section Non-U.S. GAAP Performance Measures of 1.5% for the full year 2017 was mainly driven by the organic growth in Europe, Japan, China and India while North America declined. The inflator replacement sales impacted organic growth negatively by about 0.3pp. Light vehicle production grew by 2.2%, according to IHS.

For the full year 2017, sales in Asia (China, Japan, RoA) represent 37% of total sales, the Americas 31% and Europe 32%. Sales continue to be balanced across the regions.

The organic sales increase (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in China was mainly driven by the global OEMs, primarily Renault/Nissan, Honda and Mercedes, partly offset by Hyundai/Kia. Organic sales to the domestic OEMs was virtually unchanged, with increases to models from Geely and Great Wall, offset by decreases to models from Baojun and Haima. Inflator replacement sales contributed positively to organic sales growth.

Organic sales growth (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in Japan was driven by Renault/Nissan, Toyota and Subaru. Offsetting effects are mainly from decreasing inflator replacement sales.

Organic sales growth (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in the Rest of Asia was driven by strong sales development in India, mainly to Suzuki and Hyundai/Kia. Sales in South Korea decreased, driven by Hyundai/Kia, Ssangyong and GM.

Sales from Autoliv’s companies in Americas declined organically (see section Non-U.S. GAAP Performance Measures) by 5%. North America declined by more than 6% organically, driven primarily by GM due to unfavorable platform shifts and declining LVP. Inflator replacement sales had a 0.3pp negative impact on organic growth in North America. South America grew organically by about 45%.

The organic sales growth (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in Europe was mainly driven by Mercedes, where Active Safety products were a strong contributor to the growth, and Volvo. Offsetting effects were mainly from Opel.

	Years ended December 31
(Dollars in millions, except per share data)	2017	2016	Change
Net Sales	$10,383	$10,074	3.1%
Gross profit	$2,149	$2,057	4.5%
% of sales	20.7%	20.4%	0.3	pp
S,G&A	$(490)	$(476)	2.9%
% of sales	(4.7)%	(4.7)%	0.0	pp
R,D&E net	$(741)	$(651)	13.8%
% of sales	(7.1)%	(6.5)%	(0.6	)pp
Goodwill impairment charge	$(234)	—	n.a.
% of sales	(2.3)%	—	(2.3	)pp
Amortization of intangibles	$(47)	$(44)	7.6%
% of sales	(0.5)%	(0.4)%	(0.1	)pp
Other income (expense), net	$(32)	$(39)	(17.1)%
% of sales	(0.3)%	(0.4)%	0.1	pp
Operating income	$605	$848	(28.6)%
% of sales	5.8%	8.4%	(2.6	)pp
Income before taxes	$507	$804	(37.0)%
Tax rate	40.2%	30.1%	10.1	pp
Net income	$303	$562	(46.0)%
Net income attributable to controlling interest	$427	$567	(24.7)%
Earnings per share, diluted1)	$4.87	$6.42	(24.1)%

GROSS PROFIT

The gross profit for the full year 2017 increased by $92 million, compared to the prior year, as a result of higher sales and higher gross margin. The gross margin increased by 0.3pp compared to 2016, mainly as a result of improved operational performance and higher organic sales (see section Non-U.S. GAAP Performance Measures), partly offset by costs related to investments for capacity and growth, as well as negative impact from raw material prices.

OPERATING INCOME
Operating income decreased by around $242 million to $605 million and the operating margin decreased by 2.6pp to 5.8% compared to prior year. In 2017, the operating margin was primarily negatively affected by goodwill impairment ($234 million), but also from the ongoing capacity alignments ($26 million), settlements of antitrust related matters ($18 million) and the separation of our business segments ($9 million).

Selling, General and Administrative (S,G&A) expenses increased by $14 million compared to the prior year. Research, Development & Engineering (R,D&E) expenses, net increased by $90 million compared to the prior year due to our continued investment in technology, competence and capacity. The decrease in Other income (expense), net was primarily impacted by $13 million reduction in contingent consideration liability (see Note 3 Fair Value Measurements) offset by $9 million related to the separation of our business segments.

In the fourth quarter of 2017, the Company recognized an impairment charge of the full goodwill amount of $234 million related to the joint venture Autoliv Nissin Brake Systems (ANBS), which was due to a lower than originally anticipated sales development.

INTEREST EXPENSE, NET

Interest expense, net decreased by $4 million to $54 million compared to 2016. The decrease relates to maturity of $105 million USPP in November 2017, and higher interest income on centrally held USD cash in 2017 compared to 2016 (see Note 12 to Consolidated Financial Statements included herein). In addition, during 2017, Autoliv had a net debt position of $427 million on average, compared to a net debt position of $335 million on average in 2016 (see section Treasury Activities).

INCOME TAXES

Income before taxes decreased by $297 million compared to the previous year, primarily due to $234 million in goodwill impairment charges, our share of the equity method loss in Zenuity of $31 million and less favorable non-operating currency effects.

The effective tax rate in 2017 was 40.2% compared to 30.1% in 2016. The tax rate for 2017 excluding discrete tax items and the negative tax rate impact from the goodwill impairment was 28.3% compared to 30.7% in 2016. The tax rate for 2017 was impacted by several items including, goodwill impairment to which only a partial tax benefit was allowable, reversal of the valuation allowance for certain deferred tax assets, reasonable estimate of the negative impact of U.S. tax reform (specifically the deemed repatriation of non-US earnings and the revaluation of U.S. deferred tax assets to the new lower U.S. tax rate) compared to the 2016 tax rate. See Note 4 to Consolidated Financial Statements included herein.

NET INCOME AND EARNINGS PER SHARE

Net income attributable to controlling interest was $427 million, a decrease of $140 million from 2016. Earnings per share (EPS) assuming dilution decreased by 24% to $4.87 compared to $6.42 the prior year. The main negative items affecting EPS were $1.12 from goodwill impairment charges and 35 cents from our share of the equity method loss in Zenuity partly offset by lower tax and higher operating income.

The weighted average number of shares outstanding assuming dilution declined to 87.7 million compared to 88.4 million in the full year 2016, mainly due to share repurchases.

Year Ended December 31, 2016 Versus 2015

Passive Safety Sales

				Components Of Change In Net Sales
	2016 (Sales MUSD)	2015 (Sales MUSD)	Reported change	Currency effects1)	Organic
Airbags2)	$5,256	$5,036	4.4%	(1.7)%	6.1%
Seatbelts2)	$2,665	$2,599	2.5%	(2.9)%	5.4%
Intersegment sales	$(2)	$(14)	—	—	—
Global Passive Safety sales	$7,919	$7,621	3.9%	(2.1)%	6.0%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.

Consolidated Passive Safety segment sales increased by 3.9% to $7,919 million compared to 2015. Excluding negative currency translation effects, the organic sales growth (see section Non-U.S. GAAP Performance Measures) was 6.0%, both airbags and seatbelts sales outperformed the global light vehicle production growth of 4.7%.

Airbag sales had solid organic growth (see section Non-U.S. GAAP Performance Measures) for the full and were positively impacted by higher sales of inflatable curtains in Japan and Europe.  The organic sales growth with steering wheels were especially seen Europe.

The organic sales growth (see section Non-U.S. GAAP Performance Measures) with seatbelts products in 2016 were seen in multiple regions, particularly with strong development in Europe and China. The global trend towards more advanced and higher value-added seatbelt systems continued.

Passive Safety Performance

Year over year change
(Dollars in millions)	2016	2015	Change		Organic change1)
Passive Safety sales	$7,919	$7,621	3.9%		6.0%
Passive Safety operating income	$818	$669	22.2%
Passive Safety operating margin	10.3%	8.8%	1.5	pp
Passive Safety headcount	63,100	59,900	5.5%
1) Non-U.S. GAAP measure, see reconciliation table above.

The improvement in operating margin is primarily because costs relating to antitrust matters (including settlements) and capacity alignments (particularly the European capacity alignment program) were higher in 2015 than in 2016.

Electronic Sales

				Components Of Change In Net Sales
	2016 (Sales MUSD)	2015 (Sales MUSD)	Reported change	Acquisitions/Divestitures	Currency effects1)	Organic
Restraint Control Systems2)	$1,031	$924	11.7%	—	(0.6)%	12.3%
Active Safety	$739	$611	20.9%	5.7%	(0.9)%	16.1%
Brake Control Systems	$383	$0	100.0%	100.0%	0.0%	0.0%
Intersegment sales	$63	$54	—	—	—	—
Global Electronics sales	$2,216	$1,589	39.5%	26.8%	(0.7)%	13.3%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.

Consolidated Electronics segment sales increased for the full year 2016 by 39.5% to $2,216 million compared to the same period in 2015. Excluding acquisition effects and negative currency translation effects, the organic sales growth (see section Non-U.S. GAAP Performance Measures) was 13.3%, generated by double digit organic sales growth in all product areas.

Restraint Control Systems sales (mainly airbag control modules and remote sensing units) showed solid organic growth (see section Non-U.S. GAAP Performance Measures) across most regions, but was particularly generated by strong performance in China.

The organic sales increase (see section Non-U.S. GAAP Performance Measures) for Active Safety (mainly automotive radars, cameras with driver assist systems and night vision systems) were primarily generated by strong sales development with radar products in North America and camera and radar products in Europe, largely as a result of Mercedes’ increased demand for driving assistance. Sales of camera systems to BMW also contributed.

Sales of brake systems were in line with our expectations from the start of operations of ANBS in the beginning of the second quarter of 2016.

Electronics Performance

Year over year change
(Dollars in millions)	2016	2015	Change		Organic change1)
Electronics sales	$2,216	$1,589	39.5%		13.3%
Electronics operating income	$62	$65	(4.7)%
Electronics operating margin	2.8%	4.1%	(1.3	)pp
Electronics headcount	6,800	4,100	66.1%
1) Non-U.S. GAAP measure, see reconciliation table below.

The lower operating margin was mainly a result of costs relating to the formation of ANBS and higher costs for R,D&E, net, partially offset by higher organic sales.

Sales by Region

			Components Of Change In Net Sales
	2016 Sales (MUSD)	Reported change	Acquisitions/Divestitures	Currency effects1)	Organic
Asia	$3,618	17.5%	8.7%	(1.0)%	9.8%
Whereof: China	1,766	15.9%	7.4%	(5.4)%	13.9%
Japan	950	42.2%	23.1%	11.7%	7.4%
Rest of Asia	902	1.8%	—	(2.8)%	4.6%
Americas	3,380	3.5%	4.6%	(3.5)%	2.4%
Europe	3,076	8.8%	—	(1.0)%	9.8%
Global	$10,074	9.9%	4.6%	(1.9)%	7.2%

1)	Effects from currency translations.

Consolidated sales increased to $10,074 million from $9,170 million in 2015. Excluding currency effects, the organic sales growth (see section Non-U.S. GAAP Performance Measures) was 7%. All regions of the Company showed organic sales growth (see section Non-U.S. GAAP Performance Measures) in 2016.

Sales of airbag products (including steering wheels) were favorably impacted by higher sales of inflatable curtains in Japan and Europe, and steering wheels, especially in Europe.

Sales of seatbelt products were particularly strong in Europe and China. The global trend towards more advanced and higher value-added seatbelt systems continued globally.

The growth in organic sales (see section Non-U.S. GAAP Performance Measures) for restraint control systems (mainly airbag control modules and remote sensing units) was due to growth across most regions, particularly in China.

The strong increase in sales of active safety products (automotive radars, night vision systems, cameras with driver assist systems and positioning systems) resulted from growth particularly for radar products in North America and camera and radar products in Europe, primarily as a result of Mercedes’ increased demand for driving assistance. Sales of camera systems to BMW also contributed.

Sales of brake control systems were in line with our expectations from the start of operations of ANBS in the beginning of the second quarter of 2016.

For the full year 2016, sales in Asia (China, Japan, RoA) represent 36% of total sales, the Americas 34% and Europe 30%. Sales continue to be balanced across the regions. Organic growth (see section Non-U.S. GAAP Performance Measures) was particularly strong in Europe, China, Japan and India.

Sales from Autoliv’s companies in China grew organically (see section Non-U.S. GAAP Performance Measures) by close to 14%, driven primarily by Asian OEMs and local OEMs, particularly Great Wall’s Haval models with high Autoliv content.

Organic sales (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in Japan grew by more than 7%. The increase was primarily driven by models from Toyota and Nissan, partly offset by lower replacement inflator business.

Organic sales (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in the RoA grew by close to 5%. This was primarily driven by strong organic sales growth in India and Thailand, partly offset by lower organic sales in South Korea.

Organic sales (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in the Americas increased by more than 2%, with North America growing more than 2% and South America about 5%. Primary drivers were sales to Honda, Mercedes and Hyundai/Kia. Sales of replacement inflators also contributed.

Organic sales (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in Europe grew by close to 10%. Models from Hyundai/Kia, Renault, Mercedes and FCA were the main growth contributors.

	Years ended December 31
(Dollars in millions, except per share data)	2016	2015	Change
Net Sales	$10,074	$9,170	9.9%
Gross profit	$2,057	$1,844	11.5%
% of sales	20.4%	20.1%	0.3	pp
S,G&A	$(476)	$(412)	15.7%
% of sales	(4.7)%	(4.5)%	(0.2	)pp
R,D&E net	$(651)	$(524)	24.3%
% of sales	(6.5)%	(5.7)%	(0.8	)pp
Amortization of intangibles	$(44)	$(20)	120.0%
% of sales	(0.4)%	(0.2)%	(0.2	)pp
Other income (expense), net	$(39)	$(161)	(75.8)%
% of sales	(0.4)%	(1.8)%	1.4	pp
Operating income	$848	$728	16.5%
% of sales	8.4%	7.9%	0.5	pp
Income before taxes	$804	$676	19.0%
Tax rate	30.1%	32.3%	(2.2	)pp
Net income	$562	$458	22.8%
Net income attributable to controlling interest	$567	$457	24.1%
Earnings per share, diluted1)	$6.42	$5.17	24.2%

GROSS PROFIT

Gross profit for the full year 2016 increased by around $213 million, compared to the prior year, primarily as a result of the higher sales. Gross margin increased by 0.3pp compared to 2015, mainly as a result of higher organic sales, favorable currency effects and raw material savings, partially offset by costs related to investments for capacity and growth.

OPERATING INCOME

Operating income increased by close to $120 million to $848 million and the operating margin increased by 0.5pp to 8.4%. The increase in R, D&E net was primarily related to the high order intake resulting in higher investments in technology, competence and capacity. Higher amortization expense in 2016 was due to our ANBS and MACOM acquisitions. In 2015, the operating margin was negatively affected by high costs related to the ongoing capacity alignments and for settlements of antitrust related matters recorded as other income (expense), net.

INTEREST EXPENSE, NET

Interest expense, net decreased by $5 million to $58 million compared to 2015. The decrease relates to less interest expense due to lower local debt and higher interest income on centrally held USD cash in 2016 compared to 2015 (see Note 12 to Consolidated Financial Statements included herein). In addition, during 2016, Autoliv had a net debt position of $335 million on average, compared to a net debt position of $232 million on average in 2015.

INCOME TAXES

Compared to the prior year, income before taxes increased by more than $128 million to $804 million, $8 million more than the increase in operating income. Income tax expense was $242 million compared to $218 million in 2015. The effective tax rate was 30.1% compared to 32.3% for the full year 2015. Discrete tax items, net, had an unfavorable impact of 0.6pp for the full year 2016 while discrete tax items, net, were not material for the full year 2015. See Note 4 to Consolidated Financial Statements included herein.

NET INCOME AND EARNINGS PER SHARE

Net income attributable to controlling interest amounted to $567 million compared to $457 million for the full year 2015. EPS amounted to $6.42 assuming dilution compared to $5.17 for 2015. The EPS increase was positively affected by lower costs for capacity alignments and antitrust related matters of $1.15 and 25 cents from the effective tax rate. This was partly offset by 16 cents from currency translations.

The weighted average number of shares outstanding assuming dilution was unchanged at 88.4 million compared to the full year 2015.

Non-U.S. GAAP Performance Measures

In this annual report we sometimes refer to non-U.S. GAAP measures that we and securities analysts use in measuring Autoliv’s performance.

We believe that these measures assist investors and management in analyzing trends in the Company’s business for the reasons given below. Investors should not consider these non-U.S. GAAP measures as substitutes for, but rather as additions, to financial reporting measures prepared in accordance with U.S. GAAP.

These non-U.S. GAAP measures have been identified, as applicable, in each section of this annual report with tabular presentations below, reconciling them to U.S. GAAP.

It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

ORGANIC SALES

We analyze the Company’s sales trends and performance as changes in “organic sales growth”, because the Company currently generates approximately three quarters of net sales in currencies other than the reporting currency (i.e. U.S. dollars) and currency rates have proven to be rather volatile. We also use organic sales to reflect the fact that the Company has made several acquisitions and divestitures.

Organic sales present the increase or decrease in the overall U.S. dollar net sales on a comparable basis, allowing separate discussions of the impact of acquisitions/divestitures and exchange rates.

The following tabular reconciliation presents changes in “organic sales growth” as reconciled to the change in total U.S. GAAP net sales.

COMPONENTS IN SALES INCREASE/DECREASE (DOLLARS IN MILLIONS)

	China		Japan		RoA1)		Americas		Europe		Total
2017 VS. 2016%		$	%	$	%	$	%	$	%	$	%	$
Reported change	4.1	$72.9	9.6	$91.1	7.1	$63.7	(3.9)	$(133.0)	7.0	$214.3	3.1	$309.0
Currency effects2)	(1.6)	(28.2)	(3.3)	(31.5)	3.0	26.3	0.0	1.3	2.2	67.7	0.4	35.6
Acquisitions/divestitures	2.1	36.6	5.0	47.8	—	—	1.1	36.1	—	—	1.2	120.5
Organic change	3.6	$64.5	7.9	$74.8	4.1	$37.4	(5.0)	$(170.4)	4.8	$146.6	1.5	$152.9

	China		Japan		RoA1)		Americas		Europe		Total
2016 VS. 2015%		$	%	$	%	$	%	$	%	$	%	$
Reported change	15.9	$242.4	42.2	$281.7	1.8	$15.9	3.5	$115.6	8.8	$248.4	9.9	$904.0
Currency effects2)	(5.4)	(83.6)	11.7	77.7	(2.8)	(24.4)	(3.5)	(113.1)	(1.0)	(29.3)	(1.9)	(172.7)
Acquisitions/divestitures	7.4	113.5	23.1	154.4	—	—	4.6	150.1	—	—	4.6	418.0
Organic change	13.9	$212.5	7.4	$49.6	4.6	$40.3	2.4	$78.6	9.8	$277.7	7.2	$658.7

1)	Rest of Asia.
2)	Effects from currency translations.

RECONCILIATION OF U.S. GAAP MEASURE TO “OPERATING WORKING CAPITAL” (DOLLARS IN MILLIONS)

DECEMBER 31	2017	2016	2015
Total current assets	$4,204.7	$4,140.9	$4,038.3
Total current liabilities	(2,654.6)	(2,597.6)	(2,226.4)
Working capital	$1,550.1	$1,543.3	$1,811.9
Cash and cash equivalents	(959.5)	(1,226.7)	(1,333.5)
Short-term debt	19.7	219.8	39.6
Derivative (asset) and liability, current	(1.1)	(8.4)	2.4
Dividends payable	52.2	51.2	49.3
Operating working capital	$661.4	$579.2	$569.7

RECONCILIATION OF U.S. GAAP MEASURE TO “NET DEBT” (DOLLARS IN MILLIONS)

DECEMBER 31	2017	2016	2015
Short-term debt	$19.7	$219.8	$39.6
Long-term debt	1,321.7	1,323.6	1,499.4
Total debt	$1,341.4	$1,543.4	$1,539.0
Cash and cash equivalents	(959.5)	(1,226.7)	(1,333.5)
Debt-related derivatives	(2.5)	(3.4)	(3.9)
Net debt	$379.4	$313.3	$201.6

OPERATING WORKING CAPITAL

Due to the need to optimize cash generation to create value for our shareholders, management focuses on operationally derived working capital as defined in the table above.

The reconciling items used to derive this measure are, by contrast, managed as part of our overall management of cash and debt, but they are not part of the responsibilities of day-to-day operations’ management.

NET DEBT

As part of efficiently managing the Company’s overall cost of funds, we routinely enter into “debt-related derivatives” (DRD) as part of our debt management.

Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company’s debt and therefore we provide this non-U.S. GAAP measure. DRD are fair value adjustments to the carrying value of the underlying debt. Also included in the DRD is the unamortized fair value adjustment related to discontinued fair value hedges, which will be amortized over the remaining life of the debt. By adjusting for DRD, the total financial liability of net debt is disclosed without grossing debt up with currency or interest fair values.

ADJUSTED OPERATING MARGIN AND ADJUSTED EPS

Adjusted operating margin and adjusted EPS are non-GAAP measures our management uses to evaluate our business, because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that are non-operational or non-recurring in nature (such as costs related to capacity alignments, costs related to antitrust matters, separation costs, impairment charges and for EPS discrete tax items) and that we do not believe are indicative of our core operating performance and underlying business trends. Adjusted operating margin and adjusted EPS should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, including operating margin and EPS.

RECONCILIATION OF ADJUSTED “OPERATING MARGIN” AND ADJUSTED “EPS”

	Full Year 2017			Full Year 2016			Full Year 2015
	Reported U.S. GAAP	Adjust- ments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjust- ments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjust- ments1)	Non-U.S. GAAP
Operating margin, %	5.8	2.8	8.6	8.4	0.4	8.8	7.9	1.8	9.7
Earnings per share, diluted2,3)	$4.87	$1.71	$6.58	$6.42	$0.33	$6.75	$5.17	$1.48	$6.65

1)	Adjustments for capacity alignments and antitrust matters during 2015-2017, separation of our business segments (2017) and goodwill impairment (2017).
2)	Assuming dilution and net of treasury shares.
3)	Participating share awards with right to receive dividend equivalents are (under the two class method) excluded from the EPS calculation.

Liquidity, Capital Resources and Financial Position

	Years ended December 31
(DOLLARS IN MILLIONS)	2017	2016	2015
Net cash provided by operating activities	$936	$868	$751
Net cash used in investing activities	(697)	(726)	(591)
Net cash used in financing activities	(566)	(200)	(319)
Effect of exchange rate changes on cash and cash equivalents	60	(49)	(36)
Decrease in cash and cash equivalents	$(267)	$(107)	$(195)
Cash and cash equivalents at beginning of year	1,227	1,334	1,529
Cash and cash equivalents at end of year	$960	$1,227	$1,334

NET CASH PROVIDED BY OPERATING ACTIVITIES

Cash flow from operations, together with available financial resources and credit facilities, are expected to be sufficient to fund Autoliv’s anticipated working capital requirements, capital expenditures and future dividend payments.

Cash provided by operating activities was $936 million in 2017, $868 million in 2016 and $751 million in 2015 reflecting the higher growth in our underlying business.

While management of cash and debt is important to the overall business, it is not part of the operational management’s day-to-day responsibilities. We therefore focus on operationally derived working capital and have set a policy that the operating working capital should not exceed 10% of the last 12-month net sales.

At December 31, 2017, operating working capital (see section Non-U.S. GAAP Performance Measures) amounted to $661 million corresponding to 6.4% of net sales compared to $579 million and 5.7%, respectively, at December 31, 2016. This ratio was reduced by 0.4pp in 2017 and by 0.4pp in 2016 by provisions for capacity alignment and other restructuring charges, and favorably impacted by 1.3pp and 1.2pp, respectively, from the sale of receivables and discounting of notes totaling $134 million in 2017 and $113 million in 2016 (see section Treasury Activities).

Days receivables outstanding (see Glossary and Definitions for definition) were 74 at December 31, 2017, unchanged from one year earlier. Factoring agreements did not have any material effect on days receivables outstanding for 2017, 2016 or 2015.

Days inventory outstanding (see Glossary and Definitions for definition) were 33 at December 31, 2017, unchanged from one year earlier.

NET CASH USED IN INVESTING ACTIVITIES

In 2017, 2016 and 2015, cash used in investing activities amounted to $697 million, $726 million and $591 million, respectively.  Our investing activities primarily consists of investments in property, plant and equipment and acquisition of businesses, net of cash.

CAPITAL EXPENDITURES

Cash generated by operating activities continued to sufficiently cover capital expenditures for property, plant and equipment.

Capital expenditures, gross were $580 million in 2017, $507 million in 2016 and $466 million in 2015, corresponding to 5.6%, 5.0%, and 5.1% of net sales, respectively.

Capital expenditures, net amounted to $570 million and depreciation and amortization totaled $426 million in 2017 compared to $499 million and $383 million, respectively, for the full year 2016.

Capital expenditures for 2018 are expected to remain at a high level for the full year to support our growth strategy and high order intake.

During 2017, investments in production capacity to support further growth and vertical integration continued. Major investments were mainly made in Europe, North America and China.

During 2016, investments in production capacity to support further growth, vertical integration and inflator replacement business continued. Major investments were mainly made in Europe, North America, China and Active Safety.

During 2015, major investments were made for the inflator replacement business, continued investments for growth in China, as well as investments in production lines related to new technologies and growth in Europe.

Also, expansion of facilities in Europe was commenced for service centers, manufacturing of seatbelts and airbags to meet increased demand. In North America the higher investments were mainly related to production equipment and buildings to increase capacity for new program launches. In addition, in China, large investments were made to increase manufacturing capacity for Airbag and seatbelt products.

BUSINESS COMBINATIONS, ACQUISITIONS AND DIVESTMENTS

Historically, the Company has made many acquisitions. Generally, we focus on two principal growth areas around our core business with the greatest potential, active safety systems and growth markets.

On November 1, 2017, Autoliv completed the acquisition of all the shares in Fotonic i Norden dp AB (Fotonic), headquartered in Stockholm and Skellefteå in Sweden. The preliminary acquisition date fair value of the total consideration transferred was $16.9 million, consisting of a $14.5 million cash payment and $2.4 million deferred purchase consideration, payable at the 18 month anniversary of the closing date. The deferred purchase consideration reflects the holdback amount as stipulated in the share purchase agreement. The transaction has been accounted for as a business combination.

In March 2016, the Company acquired a 51% interest in the entities that form Autoliv-Nissin Brake Systems (ANBS) for approximately $263 million in cash. ANBS designs, manufactures and sells products in the brake control and actuation systems business. Nissin Kogyo retained a 49% interest in the entities that formed ANBS. The Company has management and operational control of ANBS and consolidate the results of operation and balance sheet from ANBS. The transaction has been accounted for as a business combination. The recognized goodwill of $234.7 million as of March 31, 2016, reflects expected synergies from combining Autoliv’s global reach and customer base with Nissin Kogyo’s world leading expertise (including workforce) and technology in brake control and actuation systems (for more information, see Note 2, Business Combinations). In the fourth quarter of 2017, the Company recognized an impairment charge of the full goodwill amount of $234 million related to ANBS. The Company estimated the fair value of ANBS using the discounted cash flow method taking into account expected long-term operating cash-flow performance. The primary driver of the goodwill impairment was due to the lower than expected long-term operating cash flow performance of the business unit as of the measurement date. The Company also assessed any potential impairment of acquired ANBS intangible assets comparing the undiscounted future cash flows to the carrying value of the assets. The undiscounted cash flow test indicated no impairment of the acquired intangible assets.

In August 2015 the Company acquired the “Automotive Solutions” business of M/A-COM Technology Solutions Holdings, Inc. (MACOM), which is a carve-out of the automotive business of MACOM, through the acquisition of all of the shares of M/A-COM Auto Solutions, Inc., for total consideration of approximately $138.5 million. The transaction has been accounted for as a business combination. The recognized goodwill of approximately $85 million mainly reflects the expected synergies from combining the Active Safety operations of the Company and the acquired “Automotive solutions” business from MACOM. The goodwill is expected to be fully deductible for tax purposes. From the date of acquisition through December 31, 2015, the MACOM business reported net sales of $30 million.

NET CASH USED IN FINANCING ACTIVITIES

In 2017 cash used in financing activities amounted to $566 million. In 2016, cash of $200 million was used for financing activities. In 2015 cash provided by financing activities amounted to $319 million. Gross debt decreased by $202 million to $1,341 million at December 31, 2017 and increased by $4 million to $1,543 million at December 31, 2016. In 2017, the Company paid dividends of $209 million, compared with dividends paid of $203 million in 2016 and $196 million in 2015. In 2017, the Company repurchased common shares amounting to $157 million. There were no share repurchases made during 2016. In 2015, the Company repurchased common shares amounting to $104 million, see Note 13 to Consolidated Financial Statements included herein. Cash and cash equivalents decreased by $267 million to $960 million in 2017 and decreased by $107 million to $1,227 million in 2016.

The Company’s net debt (see section Non-U.S. GAAP Performance Measures) position increased by $66 million to $379 million at December 31, 2017. During 2016, the net debt position increased by $112 million to a net debt position of $313 million at December 31, 2016.

FOREIGN EARNINGS

Substantially all of the Company’s non-U.S. earnings are permanently reinvested outside the U.S. The permanently reinvested earnings are, therefore, not planned to be repatriated to the U.S. and are not necessary to fund our U.S. operations or requirements. The U.S. companies have sufficient liquidity to finance all currently projected funding needs in the U.S. for the foreseeable future. Total cash and cash equivalents as of December 31, 2017 was $1.0 billion, whereof $0.1 billion was in the U.S. See Note 4 to Consolidated Financial Statements included herein.

INCOME TAXES

The Company has reserves for taxes that may become payable in future periods as a result of tax audits. At any given time, the Company is undergoing tax audits covering multiple years in several tax jurisdictions. Ultimate outcomes are uncertain but could, in future periods, have a significant impact on the Company’s cash flows. See discussions of income taxes under Significant Accounting Policies in this section, Note 1 and Note 4 to the Consolidated Financial Statements included herein.

PENSION ARRANGEMENTS

The Company has defined benefit pension plans covering nearly half of the U.S. employees. In a prior year, the Company froze participation in the U.S. plans to exclude employees hired after December 31, 2003. Many of the Company’s non-U.S. employees are also covered by pension arrangements.

At December 31, 2017, the Company’s pension liability (i.e. the actual funded status) for its U.S. and non-U.S. plans was $226 million compared to $238 million one year earlier. The plans had a net unamortized actuarial loss of $95 million recorded in Accumulated Other Comprehensive (Loss) Income in the Consolidated Statement of Equity at December 31, 2017, compared to $131 million at December 31, 2016. The decrease in the actuarial loss was due to the impact of the plan freeze (curtailment) in the U.S., which is scheduled to begin on December 31, 2021, partly offset by decrease in the discount rates for many of the foreign plans. The amortization of this loss is expected to be $4 million in 2018.

The liability decrease in 2017 of $12 million was mainly due to the curtailment impact of the plan freeze in the U.S., partly offset by a decrease in the discount rate for many of the plans and foreign currency translation effects of the non-U.S. plans. The liability increase in 2016 of $41 million was mainly due to a decrease in the discount rate for many of the plans and the transfer of the defined benefit plan in Japan in connection with the acquisition of ANBS, partly offset by foreign currency translation effects of the non-U.S. plans.

Pension expense associated with the defined benefit plans was $34 million in 2017, $28 million in 2016 and $35 million in 2015 and is expected to be $25 million in 2018. The increase in pension expense in 2017 of $6 million was mainly due to a prior year decrease in discount rates. The decrease in pension expense in 2016 of $7 million was mainly due to a prior year increase in discount rates. In 2015 the increase in pension expense of $10 million was mainly due to a prior year decrease in the discount rate.

The Company contributed $19 million to its defined benefit plans in 2017, $17 million in 2016 and $16 million in 2015. The Company expects to contribute $17 million to these plans in 2018 and is currently projecting a yearly funding at approximately the same level in the subsequent years.

For further information about retirement plans see Note 18 to Consolidated Financial Statements included herein.

SHAREHOLDER RETURNS

Total cash dividends paid were $209 million in 2017, $203 million in 2016 and $196 million in 2015. The Company has raised the dividend from 52 cents per share in 2014 to 60 cents per share in 2017 (see following table). The Board of Directors has declared a dividend of 60 cents per share for the first quarter and 62 cents per share for the second quarter of 2018. The annualized dividend amount of $209 million, is based on 60 cents per share and the number of shares outstanding at December 31, 2017.

During the second quarter of 2017, the Company repurchased 1.4 million shares for cash of $157 million, including commissions. There were no share repurchases in 2016. During the first quarter in 2015, the Company repurchased 0.9 million shares for cash of $104 million, including commissions. In total, Autoliv has repurchased 44.5 million shares between May 2000 and December 2017 for cash of $2,498 million, including commissions. The maximum number of shares that are available to be purchased under the stock repurchase program at December 31, 2017 is 3.0 million. There is no expiration date for the share repurchase authorization in order to provide management flexibility in the Company’s share repurchases. For further information see Note 13 to the Consolidated Financial Statements included herein.

DIVIDENDS PAID	2014	2015	2016	2017	2018
1st Quarter	$0.52	$0.54	$0.56	$0.58	$0.60	1)
2nd Quarter	$0.52	$0.56	$0.58	$0.60	$0.62	1)
3rd Quarter	$0.54	$0.56	$0.58	$0.60
4th Quarter	$0.54	$0.56	$0.58	$0.60

1)	Declared.

EQUITY

During 2017, total equity increased by 6.2% or $243 million to $4,169 million. This was mainly due to a net income of $303 million, positive foreign currency translation adjustments of $272 million, $24 million due to changes in pension liabilities and a $19 million increase from stock based compensation. These effects were partly offset by $210 million for dividends and share repurchases of $157 million.

During 2016, total equity increased by 13.2% or $458 million to $3,926 million. This was mainly due to a net income of $562 million, $252 million from the recognition of a minority interest in ANBS and a $16 million increase from stock based compensation. These effects were partly offset by $206 million for dividends, $156 million due to negative foreign currency translation adjustments and $17 million due to changes in pension liabilities.

IMPACT OF INFLATION [AND RAW MATERIAL PRICES]

Inflation has generally not had a significant impact on the Company’s financial position or results of operations. The impact of raw material prices in 2015 and 2016 was positive by $40 million and $33 million, respectively. For 2017, we have an unfavorable impact of $30 million from increasing raw material prices.

Changes in most raw material prices affect the Company with a time lag, which is usually three to six months for most materials (see Component Costs).

In many growth markets, inflation is relatively high, especially labor inflation. We have managed to offset this negative effect mainly by labor productivity improvements. However, no assurance can be given that this will continue to be possible going forward.

PERSONNEL

During the past three years, total headcount (permanent employees and temporary personnel) has risen by 20% from the beginning of 2015 to 72,034 at the end of 2017. This reflects the rebound in the cyclical automotive business as well as the combined effect of long-term growth of global LVP, strong demand for safer vehicles, technology development and Autoliv’s market share gains, which all drive the need for additional manufacturing and R,D&E personnel.

During 2017, headcount increased by 1,740 including a minor impact from acquisitions by 30 people. During 2016, headcount increased by 6,200 including impact from acquisitions by 1,733 people. During 2015, headcount increased by 4,000 including impact from acquisitions by 23 people. Excluding acquisitions headcount increased by 2% during 2017, 7% during 2016 and 7% during 2015, which should be compared to increases in organic sales of 2%, 7% and 8% for the same years.

At the end of 2017, 75% of total headcount was in BCC compared to 74% at the beginning of 2015. Furthermore, 67% of total headcount at December 31, 2017 was direct workers in manufacturing compared to 72% at the beginning of 2015, while 13% of total headcount at December 31, 2017 were temporary employees, compared to 15% at the beginning of 2015.

Compensation to directors and executive officers is reported, as is customary for U.S. public companies, in Autoliv’s proxy statement, which will be available to shareholders in March 2018.

Treasury Activities

CREDIT ARRANGEMENTS

In July 2016, the Company refinanced its existing revolving credit facility (RCF) of $1,100 million. The facility is syndicated among 14 banks. It also had two extension options where Autoliv can request the banks to extend the maturity to 2022 and 2023, respectively, on the first and second anniversaries of the loan facility, a so called 5+1+1 structure. In July 2017, the Company extended the maturity date from July 2021 to July 2022. The Company pays a commitment fee on the undrawn amount of 0.08%, representing 35% of the applicable margin, which is 0.225% (given the Company’s rating of “A-” from Standard & Poor’s at December 31, 2017). Borrowings under the facility are unsecured and bear interest based on the relevant LIBOR or IBOR rate. The commitment is available for general corporate purposes. Borrowings are repayable at any time and in their entirety at the expiration date.

At December 31, 2017, the Company’s unutilized long-term credit facilities were $1.1 billion, represented by the RCF. This facility is not subject to any financial covenants nor is any other substantial financing of Autoliv. The Company had a net debt position (see section Non-U.S. GAAP Performance Measures) at year end 2017 and 2016 of $379 million and $313 million, respectively.

In 2014, the Company issued and sold $1.25 billion of long-term debt securities in a U.S. Private Placement pursuant to a Note Purchase and Guaranty Agreement dated April 23, 2014, by and among Autoliv ASP Inc., the Company and the purchasers listed therein. See Note 12 to Consolidated Financial Statements included herein for additional information.

During 2017 and 2016, the Company sold receivables and discounted notes related to selected customers. These factoring arrangements increase cash while reducing accounts receivable and customer risks. At December 31, 2017, the Company had received $134 million for sold receivables without recourse and discounted notes with a discount of $3 million during the year, compared to $113 million at year end 2016 with a discount of $2 million recorded in Other non-operating items, net.

Autoliv has a long-term credit rating from Standard and Poor’s of A- which is in line with the Company’s objective of maintaining a strong investment grade rating.

NUMBER OF SHARES

At December 31, 2017, 87.0 million shares were outstanding (net of 15.8 million treasury shares), a 1.4% decrease from 88.2 million one year earlier.

The number of shares outstanding is expected to increase by 0.6 million when all Restricted Stock Units (RSU) and Performance Shares (PSs) vest and if all stock options (SOs) to key employees are exercised, see Note 15 to Consolidated Financial Statements included herein.

For calculating earnings per share assuming dilution, Autoliv follows the Two Class Method.

In total, Autoliv has repurchased 44.5 million shares under its stock repurchase program between May 2000 and December 2017 for cash of $2,498 million, including commissions. The average cost per share for all repurchased shares to date is $56.13. Purchases can be made from time to time as market and business conditions warrant in open market, negotiated or block transactions. There is no expiration date for the repurchase program in order to provide management flexibility in the Company’s share repurchases.

Contractual Obligations and Commitments

AGGREGATE CONTRACTUAL OBLIGATIONS1)	Payments due by Period
(DOLLARS IN MILLIONS)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations including DRD2)	$1,339	$18	$268	$286	$767
Fixed-interest obligations including DRD2)	362	99	87	68	108
Operating lease obligations	152	48	56	25	23
Build-to-suit lease obligations	78	1	9	9	59
Pension contribution requirements3)	17	17	—	—	—
Other non-current liabilities reflected on the balance sheet	49	10	28	1	10
Total	$1,997	$193	$448	$389	$967

1)

Excludes contingent liabilities arising from litigation, arbitration, regulatory actions or income taxes including $41 million provisional estimate related to the Tax Act. See Note 4 to the Consolidated Financial Statements.

2)	Debt-Related Derivatives (DRD), see Note 12 to the Consolidated Financial Statements included herein.
3)	Expected contributions for funded and unfunded defined benefit plans exclude payments beyond 2018.

Contractual obligations include debt, lease and purchase obligations that are enforceable and legally binding on the Company. Non-controlling interest and restructuring obligations are not included in this table. The major employee obligations as a result of restructuring are disclosed in Note 10 to Consolidated Financial Statements included herein.

Debt obligations including Debt-Related Derivatives (DRD): For material contractual provisions, see Note 12 to Consolidated Financial Statements included herein. The debt obligations include capital lease obligations, which mainly relate to property and plants in Japan, as well as the impact of revaluation to fair value.

Fixed-interest obligations including DRD: These obligations include interest on debt and credit agreements relating to periods after December 31, 2017, as adjusted by DRD, excluding fees on the revolving credit facility and interest on debts with no defined amortization plan.

Operating lease obligations: The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and data processing and other equipment. Such operating leases, some of which are non-cancelable and include renewals, expire on various dates. See Note 17 to Consolidated Financial Statements included herein.

Build-to-suit lease obligations: The Company has entered into build-to-lease arrangements for certain buildings during 2017. See Note 17 to Consolidated Financial Statements included herein.

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

Pension contribution requirements: The Company sponsors defined benefit plans that cover a significant portion of our U.S. employees and certain non-U.S. employees. The pension plans in the U.S. are funded in conformity with the minimum funding requirements of the Pension Protection Act of 2006. Funding for our pension plans in other countries is based upon plan provisions, actuarial recommendations and/or statutory requirements.

In 2018, the expected contribution to all plans, including direct payments to retirees, is $17 million, of which the major contribution is $7 million for our U.S. pension plans. Due to volatility associated with future changes in interest rates and plan asset returns, the Company cannot predict with reasonable reliability the timing and amounts of future funding requirements, and therefore the above excludes payments beyond 2018. We may elect to make contributions in excess of the minimum funding requirements for the U.S. plans in response to investment performance and changes in interest rates, or when we believe that it is financially advantageous to do so and based on other capital requirements.

Excluded from the above are expected contributions of less than $1 million due in 2018 with respect to our other post-employment benefit (OPEB) plans, which represent the expected benefit payments to participants as costs are incurred. See Note 18 to Consolidated Financial Statements included herein.

Other non-current liabilities reflected on the balance sheet: These consist mainly of local governmental liabilities and an earn-out payment related to the M/A-COM acquisition (see Note 3).

Autotech

On June 30, 2017, Autoliv committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and will periodically make capital contributions toward this total investment amount. During the second half of 2017, Autoliv has in total contributed $3.8 million to the fund. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Risks and Risk Management

The Company is exposed to several categories of risks. They can broadly be categorized as operational risks, strategic risks and financial risks. Some of the major risks in each category are described below. There are also other risks that could have a material effect on the Company’s results and financial position and the description below is not complete but should be read in conjunction with the discussion of risks described in Item 1A above, which contains a description of our material risks.

As described below, the Company has taken several mitigating actions, applied numerous strategies, adopted policies, and introduced control and reporting systems to reduce and mitigate these risks. In addition, the Company from time to time identifies and evaluates emerging or changing risks to the Company in order to ensure that identified risks and related risk management are updated in this fast moving environment.

Operational Risks

LIGHT VEHICLE PRODUCTION

Around 30% of Autoliv’s costs are fixed; therefore, short-term earnings are dependent on sales volumes and highly dependent on capacity utilization in the Company’s plants.

Global LVP is an indicator of the Company’s sales development. Ultimately, however, sales are determined by the production levels for the individual vehicle models for which Autoliv is a supplier (see Dependence on Customers). The Company’s sales are split over several hundred contracts covering approximately 1,300 vehicle models, this moderates the effect of changes in vehicle demand of individual countries and regions as well as production issues. The risk of fluctuating sales has also been mitigated by Autoliv’s rapid expansion in Asia and other growth markets, which has reduced the Company’s former high dependence on sales in Europe to a diversified mix with Europe, the Americas and Asia each accounting for roughly 30% to 40% of 2017 sales.

It is the Company’s strategy to reduce the risk of fluctuating LVP by using a high number of temporary employees instead of permanent employees in direct production. During 2017, 2016 and 2015, the level of temporary employees in relation to total headcount in direct production was 15%, 15% and 18% respectively. The main reason for the decline is changes to legislation in countries where we have a large number of production employees. To reduce the potential impact of unusual fluctuations in the production of vehicle models supplied by the Company, such as during the financial crisis of 2008 and 2009, it is also necessary for the Company to be prepared to quickly adapt the level of permanent employees as well as fixed cost production capacity.

PRICING PRESSURE

Pricing pressure from customers is an inherent part of the automotive components business. The extent of price reductions varies from year to year and takes the form of one time give backs, reductions in direct sales prices or discounted reimbursements for engineering work.

In response, Autoliv is continuously engaged in efforts to reduce costs and to provide customers added value by developing new products. Generally, the speed by which these cost-reduction programs generate results will, to a large extent, determine the future profitability of the Company. The various cost-reduction programs are, to a considerable extent, interrelated. This interrelationship makes it difficult to isolate the impact of costs on any single program, therefore, we monitor key measures such as costs in relation to sales and productivity.

COMPONENT COSTS

Changes in these component costs and raw material prices could have a major impact on margins, since the cost of direct materials was approximately 54% of sales in 2017. Autoliv does not generally buy raw materials, but rather purchases manufactured components (such as stamped steel parts and sewn airbag cushions). In spite of this, raw material price changes in Autoliv’s supply chain could have a major impact on its profitability since approximately 50% of the Company’s component costs (corresponding to 27% of net sales) are comprised of raw materials. The remaining 50% are value added by the supply chain.

Currently, 32% of the raw material cost (or 9% of net sales) is based on steel prices; 28% on oil based prices (i.e. nylon, polyester and engineering plastics) (or 8% of net sales); 20% on electronic components, such as circuit boards (or 5% of net sales); and 8% on non-ferrous metals (2% of net sales).

Changes in most raw material prices affect the Company with a time lag. This lag used to be six to twelve months, but is now more often three to six months. For non-ferrous metals like aluminum and zinc, we have quarterly and sometimes monthly price adjustments.

The Company’s strategy is to offset price increases on cost of materials by taking several actions such as re-design of products to reduce material content (as well as weight), material standardization to globally available raw materials, consolidating volumes to fewer suppliers and moving components sourcing to BCC´s. However, should these actions not be sufficient to offset component price increases, our earnings could be materially impacted.

LEGAL

The Company is involved from time to time in regulatory, commercial and contractual legal proceedings that may be significant, and the Company’s business may suffer as a result of adverse outcomes of current or future legal proceedings. These claims may include, without limitation, commercial or contractual disputes, including disputes with the Company’s suppliers and customers, intellectual property matters, alleged violations of laws, rules or regulations, governmental investigations, personal injury claims, product liability claims, environmental issues, tax and customs matters, and employment matters.

The Company is currently subject to ongoing antitrust investigations by governmental authorities in several jurisdictions, as well as related civil litigation alleging anti-competitive conduct. Regulatory actions and government investigations, such as these antitrust matters, may seek to impose significant fines and or limit the Company’s operations.  It is difficult for the Company to predict the possibility that such proceedings are initiated, and their ultimate outcome and duration.

A substantial legal liability or adverse regulatory outcome and the substantial cost to defend the litigation or regulatory proceedings may have an adverse effect on the Company’s business, operating results, financial condition, cash flows and reputation.

No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and consolidated financial position or that reserves or insurance will mitigate such impact. See Note 16 to the Consolidated Financial Statements included herein and Item 3 – Legal Proceedings.

PRODUCT WARRANTY AND RECALLS

If our products are alleged to fail to perform as expected or are defective, the Company may be exposed to various claims for damages and compensation. Such claims may result in costs and other losses to the Company even where the relevant product is eventually found to have functioned properly. If a product (actually or allegedly) fails to perform as expected or is defective, we may face warranty and recall claims. If such actual or alleged failure or defect results, or is alleged to result, in bodily injury and/or property damage, we may also face product liability and other claims. The Company may experience material warranty, recall, product or other liability claims or losses in the future, and the Company may incur significant cost to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. Government safety regulators also have policies and practices with respect to recalls. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis. Any one or more quality, warranty or other recall issue(s) including the ones affecting few units and/or having a small financial impact may cause a vehicle manufacturer to implement measures which may have a severe impact on the Company’s operations, such as a temporary or prolonged suspension of new orders or the Company’s ability to bid for new business.

In addition, over time, there is a risk that the number of vehicles affected by a failure or defect will increase significantly (as would the Company’s costs), since our products often use global designs and are increasingly based on or utilize the same or similar parts, components or solutions.

Although quality has always been a central focus in the automotive industry, especially for safety products, our customers and regulators have become increasingly attentive to quality with even less tolerance for any deviations, which has resulted in an increase in the number of automotive recalls. This trend is likely to continue as automobile manufacturers introduce even stricter quality requirements and regulating agencies and other authorities increase the level of scrutiny given to vehicle safety issues. A warranty, recall or a product liability claim brought against the Company in excess of the Company’s insurance may have a material adverse effect on its business and/or financial results. Vehicle manufacturers are also increasingly requiring their external suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the product supplied did not perform as represented. Additionally, a customer may not allow us to bid for expiring or new business until certain remedial steps have been taken. Accordingly, the future costs of warranty claims by the Company’s customers may be material.

The Company’s warranty reserves are based upon management’s best estimates of amounts necessary to settle future and existing claims. Management regularly evaluates the appropriateness of these reserves, and adjusts them when we believe it is appropriate to do so. However, the final amounts determined to be due could differ materially from the Company’s recorded estimates. We believe our established reserves are adequate to cover potential warranty settlements typically seen in our business.

The Company’s strategy is to follow a stringent procedure when developing new products and technologies and to apply a proactive “zero-defect” quality policy (see section Quality Management). In addition, the Company carries insurance for potential recall and product liability claims at coverage levels that management believes are generally sufficient to cover the risks based on the Company’s prior claims experience. However, such insurance may not be sufficient to cover every possible claim that can arise in the Company’s businesses, now or in the future, or may not always will be available should the Company, now or in the future, wish to extend, renew, increase or otherwise adjust such insurance. Management’s decision regarding what insurance to procure is also impacted by the cost for such insurance. As a result, the Company may face material losses in excess of the insurance coverage procured. A substantial recall or liability in excess of coverage levels could therefore have a material adverse effect on the Company.

ENVIRONMENTAL

Most of the Company’s manufacturing processes consist of the assembly of components. As a result, the environmental impact from the Company’s plants is generally modest. While the Company’s businesses from time to time are subject to environmental investigations, there are no material environmental-related cases pending against the Company. Therefore, Autoliv does not incur (or expect to incur) any material costs or capital expenditures associated with maintaining facilities compliant with U.S. or non-U.S. environmental requirements. To reduce environmental risk, the Company has implemented an environmental management system in all plants globally and has adopted an environmental policy (see corporate website www.autoliv.com).

Autoliv is subject to a number of environmental and occupational health and safety laws and regulations. Such requirements are complex and are generally becoming more stringent over time. There can be no assurance that these requirements will not change in the future, or that we will at all times be in compliance with all such requirements and regulations, despite our intention to be. The Company may also find itself subject, possibly due to changes in legislation or other regulation, to environmental liabilities based on the activities of its predecessor entities or of businesses acquired. Such liability could be based on activities which are not related to the Company’s current activities.

Strategic Risks

REGULATIONS

In addition to vehicle production, the Company’s market is driven by the safety content per vehicle, which is affected by new regulations and new vehicle rating programs, in addition to consumer demand for new safety technologies.

The most important regulations are the seatbelt installation laws that exist in all vehicle-producing countries. Many countries also have strict enforcement laws on the wearing of seatbelts. Another significant vehicle safety regulation is the U.S. federal law that, since 1997, requires frontal airbags for both the driver and the front-seat passenger in all new vehicles sold in the U.S. In 2007, the U.S. adopted new regulations for side-impact protection which now have been fully phased-in. China introduced a vehicle rating program in 2006, and Latin America introduced a similar program in 2010. The United States upgraded its vehicle rating program in 2010 and Europe will by 2018 complete an upgrade of its Euro NCAP rating system. Euro NCAP has already initiated the next upgrade, which will be fully implemented by 2025. There are also other plans for improved automotive safety, both in these countries and many other countries that could affect the Company’s market.

However, there can be no assurance that changes in regulations will not adversely affect the demand for the Company’s products or, at least, result in a slower increase in the demand for them.

DEPENDENCE ON CUSTOMERS

In 2017 the five largest vehicle manufacturers accounted for 49% of global LVP and the ten largest manufacturers for 74%.

As a result of this highly consolidated market, the Company is dependent on a relatively small number of customers with strong purchasing power.

In 2017, the Company’s five largest customers accounted for 51% of revenues and the ten largest customers for 81% of revenues. For a list of the largest customers, see Note 19 to the Consolidated Financial Statements included herein.

Our largest customer contract accounted for around 3% of sales in 2017. Although business with every major customer is split into several contracts (usually one contract per vehicle platform) and although the customer base has become more balanced and diversified as a result of Autoliv’s significant expansion in China and other rapidly-growing markets, the loss of all business from a major customer (whether by a cancellation of existing contracts or not awarding Autoliv new business), the consolidation of one or more major customers or a bankruptcy of a major customer could have a material adverse effect on the Company. In addition, a quality issue, shortcomings in our service to a customer or uncompetitive prices or products could result in the customer not awarding us new business, which will gradually have a negative impact on our sales when current contracts start to expire.

CUSTOMER PAYMENT RISK

Another risk related to our customers is the risk that one or more of our customers will be unable to pay their invoices that become due. We seek to limit this customer payment risk by invoicing our major customers through their local subsidiaries in each country, even for global contracts. By invoicing this way, we attempt to avoid having the receivables with a multinational customer group exposed to the risk that a bankruptcy or similar event in one country would put all receivables with such customer group at risk. In each country, we also monitor invoices becoming overdue.

Even so, if a major customer is unable to fulfill its payment obligations, it is likely that we would be forced to record a substantial loss on such receivables.

DEPENDENCE ON SUPPLIERS

Autoliv, at each stage of production, relies on internal or external suppliers in order to meet its delivery commitments. In some cases, customers require that the suppliers are qualified and approved by them. Autoliv’s supplier consolidation program seeks to reduce costs but increases our dependence on the remaining suppliers. As a result, the Company is dependent, in several instances, on a single supplier for a specific component. However, this dependence is mitigated by the fact that we seldom are applying a specific manufacturing technology. Consequently, we can often change suppliers, albeit with some costs and time for validation and customer approval.

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

NEW COMPETITION

Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. OEMs rigorously evaluate suppliers on the basis of product quality, price, reliability and delivery as well as engineering capabilities, technical expertise, product innovation, financial viability, application of lean principles, operational flexibility, customer service and overall management. To maintain our competitiveness and position as a market leader, it is important to focus on all of these aspects of supplier evaluation and selection.

Although the market for occupant restraint systems has undergone a significant consolidation during the past ten years, the passive safety market remains very competitive. It cannot be excluded that additional competitors, both global and local, will seek to enter the market or grow beyond their current Keiretsu group or traditional customer base. Particularly in China, South Korea and Japan there are numerous small domestic competitors often supplying just one OEM group.

The most rapid growth opportunities are expected be in the active safety systems markets, which include many of the traditional Tier 1 automotive suppliers. As this industry is subject to rapid evolution and changes in technology, it is likely other none-traditional automotive suppliers may enter this attractive market. Additionally, there is no guarantee our customers will adopt our new products or technologies.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company’s strategy is to protect its innovations with patents, and to vigorously protect and defend its patents, trademarks and know-how against infringement and unauthorized use. At the end of 2017, the Company held close to 6,900 patents. These patents expire on various dates during the period from 2018 to 2037. The expiration of any single patent is not expected to have a material adverse effect on the Company’s financial results.

Although the Company believes that its products and technology do not infringe upon the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company in the future. Also, there can be no assurance that any patent now owned by the Company will afford protection against competitors that develop similar technology. As the Company continues to expand its products and expand into new businesses, it will increase its exposure to intellectual property claims.

Financial Risks

The Company is exposed to financial risks through its international operations and normal debt-financed activities. Most of the financial risks are caused by variations in the Company’s cash flow generation resulting from, among other things, changes in exchange rates and interest rate levels, as well as from refinancing risk and credit risk.

In order to reduce the financial risks and to take advantage of economies of scale, the Company has a central treasury department supporting operations and management. The treasury department handles external financial transactions and functions as the Company’s in-house bank for its subsidiaries.

The Board of Directors monitors compliance with the financial risk policy on an on-going basis. For information about specific financial risks, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk.

Significant Accounting Policies and Critical Accounting Estimates

NEW ACCOUNTING PRONOUNCEMENTS

The Company has considered all applicable recently issued accounting guidance. The Company has summarized in Note 1 to the Consolidated Financial Statements each of the recently issued accounting pronouncements and stated the impact or whether management is continuing to assess the impact. See Note 1 for additional information.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included herein. Senior management has discussed the development and selection of critical accounting estimates and disclosures with the Audit Committee of the Board of Directors. The application of accounting policies necessarily requires judgments and the use of estimates by a Company’s management. Actual results could differ from these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, and management’s evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The Company considers an accounting estimate to be critical if:

•	It requires management to make assumptions about matters that were uncertain at the time of the estimate, and
•

Changes in the estimate or different estimates that could have been selected would have had a material impact on our financial condition or results of operations. The accounting estimates that require management’s most significant judgments include the estimation of retroactive price adjustments, estimations associated with purchase price allocations regarding business combinations, assessment of recoverability of goodwill and intangible assets, estimation of pension benefit obligations based on actuarial assumptions, estimation of accruals for warranty and product liabilities, restructuring charges, uncertain tax positions, valuation allowances and legal proceedings.

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

BUSINESS COMBINATIONS

In accordance with accounting guidance for the provisions in FASB ASC 805, Business Combinations, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. In addition, an acquisition may include a contingent consideration component, such as our acquisition agreement for MACOM during 2015. The fair value of the contingent consideration is estimated as of the date of the acquisition and is recorded as part of the purchase price. Each quarter this contingent consideration is re-measured using the discounted cash flow method.

The Company uses all available information to estimate fair values. The Company has engaged outside appraisal firms to assist in the fair value determination of identifiable intangible assets and any other significant assets or liabilities. The Company adjusts the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as the Company obtains more information regarding asset valuations and liabilities assumed.

The Company’s purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

Other estimates used in determining fair value include, but are not limited to, future cash flows or income related to intangibles, market rate assumptions, actuarial assumptions for benefit plans and appropriate discount rates. The Company estimates the fair value based upon assumptions believed to be reasonable, but that are inherently uncertain, and therefore, may not be realized. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

EQUITY METHOD INVESTMENTS

The Company initially account for an equity method investment at its fair value on the date of acquisition. See Note 1 Equity method investments and Note 7 related to its investment in Zenuity.

INVENTORY RESERVES

Inventories are evaluated based on individual or, in some cases, groups of inventory items. Reserves are established to reduce the value of inventories to the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period. The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period.

There can be no assurance that the amount ultimately realized for inventories will not be materially different than that assumed in the calculation of the reserves.

GOODWILL AND INTANGIBLES

The Company performs an annual impairment review of goodwill in the fourth quarter of each year following the Company’s annual forecasting process. Management uses its judgment to determine the Company’s reporting units for goodwill impairment testing. The estimated fair market value of goodwill is determined by the discounted cash flow method. The Company discounts projected operating cash flows using its weighted average cost of capital. Estimating the fair value requires the Company to make judgments about appropriate discount rates, growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for the excess of carrying amount over the fair value of the respective reporting unit.

To supplement this analysis, the Company compares the market value of its equity, calculated by reference to the quoted market prices of its shares, with the book value of its equity. In the fourth quarter of 2017, in connection with the annual impairment test, the Company recorded a goodwill impairment charge of $234 million in its Electronics Segment, relating to the ANBS acquisition (for further information, see Note 2) due to lower than originally anticipated sales development. There is no remaining goodwill related to ANBS after the impairment. There were no goodwill impairments in 2015-2016.

The Company reviews indefinite-lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate the assets might be impaired. Similar to the goodwill impairment test described above, the Company performs a quantitative impairment test by comparing the estimated fair of the asset, based upon its forecasted cash flows, to its carrying value. Other intangible assets with definite lives are amortized over their useful lives. The Company evaluates the carrying value and useful lives of long-lived assets other than goodwill when indications of impairment are evident or it is likely that the useful lives have decreased, in which case the Company depreciates the assets over the remaining useful lives. Impairment testing is primarily done by using the cash flow method based on undiscounted future cash flows. Estimated undiscounted cash flows for a long-lived asset being evaluated for recoverability are compared with the respective carrying amount of that asset. If the estimated undiscounted cash flows exceed the carrying amount of the assets, the carrying amounts of the long-lived asset are considered recoverable and an impairment cannot be recorded. However, if the carrying amount of a group of assets exceeds the undiscounted cash flows, an entity must then measure the long-lived assets’ fair value to determine whether an impairment loss should be recognized, generally using a discounted cash flow model. Generally, the lowest level of cash flows for impairment assessment is customer platform level.

RECALL PROVISIONS AND WARRANTY OBLIGATIONS

The Company records liabilities for product recalls when probable claims are identified and when it is possible to reasonably estimate costs. Recall costs are costs incurred when the customer decides to formally recall a product due to a known or suspected safety concern. Product recall costs typically include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the defective part. In some cases portions of the product recall costs are reimbursed by an insurance company. Actual costs incurred could differ from the amounts estimated, requiring adjustments to these reserves in future periods. It is possible that changes in our assumptions or future product recall issues could materially affect our financial position, results of operations or cash flows.

Estimating warranty obligations requires the Company to forecast the resolution of existing claims and expected future claims on products sold. The Company bases the estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. These estimates are re-evaluated on an ongoing basis. Actual warranty obligations could differ from the amounts estimated requiring adjustments to existing reserves in future periods. Due to the uncertainty and potential volatility of the factors contributing to developing these estimates, changes in our assumptions could materially affect our results of operations.

RESTRUCTURING PROVISIONS

The Company defines restructuring expense to include costs directly associated with capacity alignment programs, plus exit or disposal activities. Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a time frame such that significant changes to the exit plan are not likely.

Due to inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated.

DEFINED BENEFIT PENSION PLANS

The Company has defined benefit pension plans in thirteen countries. The most significant plans exist in the U.S. These plans represent 55% of the Company’s total pension benefit obligation. See Note 18 to the Consolidated Financial Statements included herein.

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual pension expense. For the U.S. plans, the assumptions used for calculating the 2017 pension expense were a discount rate of 4.15%, expected rate of increase in compensation levels of 2.65%, and an expected long-term rate of return on plan assets of 7.08%.

The assumptions used in calculating the U.S. benefit obligations disclosed as of December 31, 2017 were a discount rate of 3.55% and an expected age-based rate of increase in compensation levels of 2.65%. The discount rate for the U.S. plans has been set based on the rates of return of high-quality fixed-income investments currently available at the measurement date and are expected to be available during the period the benefits will be paid. The expected rate of increase in compensation levels and long-term return on plan assets are determined based on a number of factors and must take into account long-term expectations and reflect the financial environment in the respective local markets. At December 31, 2017, 56% of the U.S. plan assets were invested in equities, which is in line with the target of 55%.

The table below illustrates the sensitivity of the U.S. net periodic benefit cost and projected U.S. benefit obligation to a 1pp change in the discount rate, decrease in return on plan assets and increase in compensation levels for the U.S. plans (in millions). The use of actuarial assumptions is an area of management’s estimate.

		2017 net	2017 projected
		periodic benefit	benefit obligation
Assumption		cost increase	increase
(in millions)	Change	(decrease)	(decrease)
Discount rate	1pp increase	$(7)	$(60)
Discount rate	1pp decrease	$8	$77
Compensation levels	1pp increase	$4	$5
Return on plan assets	1pp decrease	$2	n/a

INCOME TAXES

Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Many of these uncertainties arise as a consequence of intercompany transactions.

Although the Company believes that its tax return positions are supportable, no assurance can be given that the final outcome of these matters will not be materially different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material effect on the income tax provisions or benefits in the periods in which such determinations are made. See also the discussion of the Tax Act and the determinations of valuation allowances on our deferred tax assets in Note 4 Income Taxes.

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

The Company records liabilities for claims, lawsuits and proceedings when they are probable and it is possible to reasonably estimate the cost of such liabilities. Legal costs expected to be incurred in connection with a loss contingency are expensed as such costs are incurred.

A loss contingency is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued management evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See also Note 1 to the Consolidated Financial Statements of this Annual Report included with this Form 10-K for information about how these risks are quantified.

CURRENCY RISKS

1. Transaction Exposure and Revaluation effects

Transaction exposure arises because the cost of a product originates in one currency and the product is sold in another currency. Revaluation effects come from valuation of assets denominated in other currencies than the reporting currency of each unit.

The Company’s gross transaction exposure for 2017 was approximately $3.7 billion. A part of the currency flows had counter-flows in the same currency pair, which reduced the net exposure to approximately $2.5 billion. The four largest net exposures, were the sale of U.S. dollars against the Mexican Peso, sale of U.S. dollars against Chinese Renminbi, purchase of U.S. dollars against Korean Won and purchase of Euros against the Turkish Lira. Together these currencies accounted for approximately 35% of the Company’s net currency transaction exposure.

Since the Company can only effectively hedge these currency flows in the short term, periodic hedging would only reduce the impact of fluctuations temporarily. Over time, periodic hedging would postpone but not reduce the impact of fluctuations. In addition, the net exposure is limited to less than one quarter of net sales and is made up of around 50 different currency pairs with exposures in excess of $1 million each. Autoliv generally does not hedge these flows. However, for some purchase components from external suppliers, the Company has chosen to hedge a limited volume.

2. Translation Exposure in the Income Statement and Balance Sheet

Another effect of exchange rate fluctuations arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars. Outside the U.S., the Company’s most significant currency is the Euro. We estimate that 31% of the Company’s net sales will be denominated in Euro or other European currencies during 2018, while approximately a quarter of net sales is estimated to be denominated in U.S. dollars.

The Company estimates that a 1% increase in the value of the U.S. dollar versus European currencies will decrease reported U.S. dollar annual net sales in 2018 by $36 million or by 0.3% while operating income for 2018 will decline by approximately 0.3% or by about $3 million, assuming reported corporate average margin.

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

Given the Company’s current capital structure, we estimate that a one-percentage point interest rate increase would reduce net interest expense by approximately $9 million, both in 2018 and 2019. This is based on the capital structure at the end of 2017 when the gross fixed-rate debt was $1,321 million while the Company had a net debt position of $379 million (see section Non-U.S. GAAP Performance Measures).

Fixed interest rate debt is achieved both by issuing fixed rate notes and through interest rate swaps. The most notable debt carrying fixed interest rates is the $1.25 billion U.S. private placement notes issued in 2014 and the remaining $60 million U.S. private placement notes issued in 2007, see Note 12 to the Consolidated Financial Statements included herein.

REFINANCING RISK

Refinancing risk or borrowing risk refers to the risk that it could become difficult to refinance outstanding debt.

Autoliv’s refinancing risk policy requires the Company to maintain long-term facilities with an average maturity of at least three years (drawn or undrawn) corresponding to 150% of total net debt (see section Non-U.S. GAAP Performance Measures). Meeting this policy can be achieved by raising long-term debt or debt commitments or by using cash flow to repay debt.

At December 31, 2017, the Company was in a net debt position of $379 million (see section Non-U.S. GAAP Performance Measures) compared with net debt of $313 million at December 31, 2016. The Company has undrawn long-term debt facilities of $1.1 billion at the end of 2017 with an average remaining life of 4.5 years. Furthermore, the Company has no significant financing with financial covenants (i.e. performance related restrictions).

DEBT LIMITATION POLICY

To manage the inherent risks and cyclicality in Autoliv’s business, the Company maintains a relatively conservative financial leverage.

Autoliv’s debt limitation policy is to maintain a financial leverage commensurate with a “strong investment grade credit rating” and our long-term target is to have a leverage ratio (see section Non-U.S. GAAP Performance Measures) of around 1 time and to be within the range of 0.5 to 1.5 times.

The Company had a long-term credit rating from Standard & Poor’s of A- as of December 31, 2017, which is in line with the Company’s objective of maintaining a strong investment grade rating.

Management uses the non-U.S. GAAP measure “Leverage Ratio” to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. At December 31, 2017, the leverage ratio (non-U.S. GAAP measure, see calculation table below) was 0.5 times. For details and calculation of leverage ratio, refer to the table below.

CALCULATION OF LEVERAGE RATIO (DOLLARS IN MILLIONS)

	December 31 2017	December 31 2016
Net debt1)	$379.4	$313.3
Pension liabilities	225.9	237.5
Debt per the Policy	$605.3	$550.8
Income before income taxes	$506.5	$803.8
Plus: Interest expense, net2)	53.8	57.9
Depreciation and amortization of intangibles3)	660.0	383.0
EBITDA per the Policy	$1,220.3	$1,244.7
Leverage ratio	0.5	0.4

1)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents (non-U.S. GAAP measure).
2)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.
3)	Including impairment write-offs, if any.

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

In order to further reduce credit risk, deposits and financial instruments can only be entered into with core banks up to a calculated risk amount of $150 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. In addition, deposits can be made in U.S. and Swedish government short- term notes and certain AAA rated money market funds as approved by the Company’s Board of Directors. At year-end 2017, the Company held $326 million in AAA rated money market funds.

IMPAIRMENT RISK

Impairment risk refers to the risk that the Company will write down a material amount of its goodwill of close to $1.7 billion as of December 31, 2017. This risk is assessed, at least, annually in the fourth quarter each year when the Company performs an impairment test based on its reporting units.

The discounted cash flow method is used for determining the fair value of these reporting units. The Company also compares the market value of its equity to the value derived from the discounted cash flow method. However, due to the combined effects of the cyclicality in the automotive industry and the volatility of stock markets, this method is only used as a supplement.

In connection with the annual impairment testing, the Company recognized an impairment charge of $234 million, pre-tax, which represented the full goodwill amount related to Autoliv Nissin Brake Systems (ANBS) within the segment Electronics. Since the Company owns 51% of ANBS, the net income attributable to its controlling interest in ANBS was approximately $100 million. The impairment loss was due to a lower than originally anticipated future sales development in ANBS.

The Company has concluded that presently none of its other reporting units are “at risk” of failing the goodwill impairment test. However, there can be no assurance that goodwill will not be impaired due to future significant declines in LVP, due to our technologies or products becoming obsolete or for any other reason. We could also acquire companies where goodwill could turn out to be less resilient to deteriorations in external conditions. See also discussion under Goodwill and Intangible Assets in Note 1 and Note 9 to the Consolidated Financial Statements included herein.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2017 and 2016 and the Consolidated Statements of Net Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2017, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included below.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Autoliv, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autoliv, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of net income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/ s / Ernst & Young AB
We have served as the Company´s auditor since 1984. Stockholm, Sweden
February 22, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Autoliv, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autoliv, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autoliv, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Autoliv, Inc. as of December 31, 2017 and 2016, the related consolidated statements of net income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/ s / Ernst & Young AB

Stockholm, Sweden
February 22, 2018

Consolidated Statements of Net Income

		Years ended December 31
(DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)		2017	2016	2015
Net sales	Note 19	$10,382.6	$10,073.6	$9,169.6
Cost of sales		(8,233.6)	(8,016.6)	(7,325.5)
Gross profit		2,149.0	2,057.0	1,844.1
Selling, general and administrative expenses		(489.7)	(476.1)	(411.5)
Research, development and engineering expenses, net		(740.9)	(651.0)	(523.8)
Goodwill, impairment charge	Note 9	(234.2)	—	—
Amortization of intangibles	Note 9	(47.0)	(43.7)	(19.6)
Other expense, net	Notes 10, 16	(31.9)	(38.5)	(161.4)
Operating income		605.3	847.7	727.8
(Loss) income from equity method investments	Note 7	(29.0)	2.6	4.7
Interest income		7.4	4.5	2.7
Interest expense	Note 12	(61.2)	(62.4)	(65.1)
Other non-operating items, net		(16.0)	11.4	5.6
Income before income taxes		$506.5	$803.8	$675.7
Income tax expense	Note 4	(203.5)	(242.2)	(218.2)
Net income		$303.0	$561.6	$457.5
Less: Net (loss) income attributable to non-controlling interest		(124.1)	(5.5)	0.7
Net income attributable to controlling interest		$427.1	$567.1	$456.8
Earnings per common share
- basic		$4.88	$6.43	$5.18
- assuming dilution		$4.87	$6.42	$5.17
Weighted average number of shares
- basic		87.5	88.2	88.2
- assuming dilution		87.7	88.4	88.4
Cash dividend per share - declared		$2.40	$2.32	$2.24
Cash dividend per share - paid		$2.38	$2.30	$2.22

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31
(DOLLARS IN MILLIONS)	2017	2016	2015
Net income	$303.0	$561.6	$457.5
Other comprehensive (loss) income before tax:
Change in cumulative translation adjustment	272.1	(156.3)	(191.5)
Net change in cash flow hedges	(8.9)	7.9	0.2
Net change in unrealized components of defined benefit plans	31.9	(24.6)	49.3
Other comprehensive (loss) income, before tax	295.1	(173.0)	(142.0)
Benefit (cost) for taxes related to defined benefit plans	(7.8)	7.6	(14.3)
Other comprehensive (loss) income, net of tax	287.3	(165.4)	(156.3)
Comprehensive income	590.3	396.2	301.2
Less: Comprehensive (loss) income attributable to non-controlling interest	(114.8)	(13.9)	0.1
Comprehensive income attributable to controlling interest	$705.1	$410.1	$301.1

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

		At December 31
(DOLLARS AND SHARES IN MILLIONS)		2017	2016
Assets
Cash and cash equivalents		$959.5	$1,226.7
Receivables, net	Note 5	2,157.2	1,960.1
Inventories, net	Note 6	859.1	773.4
Income tax receivables		41.3	36.0
Prepaid expenses		184.8	136.0
Other current assets		2.8	8.7
Total current assets		4,204.7	4,140.9
Property, plant and equipment, net	Note 8	1,973.1	1,658.1
Investments and other non-current assets	Note 7	518.5	352.2
Goodwill	Note 9	1,688.8	1,870.7
Intangible assets, net	Note 9	164.8	212.5
Total assets		$8,549.9	$8,234.4
Liabilities and equity
Short-term debt	Note 12	$19.7	$219.8
Accounts payable		1,280.8	1,196.5
Accrued expenses	Notes 10, 11	1,028.6	921.0
Income tax payable		102.2	81.6
Other current liabilities		223.3	178.7
Total current liabilities		2,654.6	2,597.6
Long-term debt	Note 12	1,321.7	1,323.6
Pension liability	Note 18	225.9	237.5
Other non-current liabilities		178.3	149.3
Total non-current liabilities		1,725.9	1,710.4
Commitments and contingencies	Notes 16, 17
Common stock1)		102.8	102.8
Additional paid-in capital		1,329.3	1,329.3
Retained earnings		4,079.2	3,861.8
Accumulated other comprehensive loss		(287.5)	(565.5)
Treasury stock (15.8 and 14.6 shares, respectively)		(1,188.7)	(1,051.2)
Total controlling interest’s equity		4,035.1	3,677.2
Non-controlling interest		134.3	249.2
Total equity	Note 13	4,169.4	3,926.4
Total liabilities and equity		$8,549.9	$8,234.4

1)	Number of shares: 350 million authorized, 102.8 million issued for both years, and 87.0 and 88.2 million outstanding, net of treasury shares, for 2017 and 2016, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

		Years ended December 31
(DOLLARS IN MILLIONS)		2017	2016	2015
Operating activities
Net income		$303.0	$561.6	$457.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		425.8	383.0	319.1
Goodwill, impairment charge		234.2	—	—
Deferred income taxes		(47.2)	(24.8)	(24.1)
Undistributed income from equity method investments, net of dividends		38.1	1.0	(0.4)
Net change in:
Receivables and other assets, gross		(102.2)	(292.3)	(173.0)
Inventories, gross		(21.0)	(72.6)	(92.7)
Accounts payable and accrued expenses		112.3	271.2	230.4
Income taxes		10.6	15.9	9.2
Other, net		(17.7)	25.4	24.5
Net cash provided by operating activities		935.9	868.4	750.5
Investing activities
Expenditures for property, plant and equipment		(580.1)	(506.8)	(465.8)
Proceeds from sale of property, plant and equipment		10.5	8.2	16.2
Acquisition of intangible assets		—	(1.1)	(24.9)
Acquisition of businesses and interest in affiliates, net of cash acquired	Note 14	(125.3)	(226.3)	(103.1)
Net proceeds from divestitures		1.4	—	—
Other		(3.8)	—	(13.5)
Net cash used in investing activities		(697.3)	(726.0)	(591.1)
Financing activities
Net decrease in short-term debt		(208.6)	(2.7)	(29.0)
Repayments and other changes in long-term debt		—	—	(12.2)
Dividends paid to non-controlling interest		(0.1)	(1.7)	—
Dividends paid		(208.7)	(202.8)	(195.7)
Shares repurchased		(157.0)	—	(104.4)
Common stock options exercised	Note 15	7.9	5.9	20.3
Capital contribution from non-controlling interest		—	—	1.6
Other, net		0.3	1.1	0.5
Net cash used in financing activities		(566.2)	(200.2)	(318.9)
Effect of exchange rate changes on cash and cash equivalents		60.4	(49.0)	(36.0)
Decrease in cash and cash equivalents		(267.2)	(106.8)	(195.5)
Cash and cash equivalents at beginning of year		1,226.7	1,333.5	1,529.0
Cash and cash equivalents at end of year		$959.5	$1,226.7	$1,333.5

See Notes to Consolidated Financial Statements.

Consolidated Statements of Total Equity

					Accumulated
			Additional		other com-		Total parent	Non-
(DOLLARS AND SHARES	Number of	Common	paid in	Retained	prehensive	Treasury	shareholders’	controlling	Total
IN MILLIONS)	shares	stock	capital	earnings	(loss) income	stock	equity	interest	equity1)
Balance at December 31, 2014	102.8	$102.8	$1,329.3	$3,240.0	$(253.0)	$(992.0)	$3,427.1	$15.0	$3,442.1
Comprehensive Income:
Net income				456.8			456.8	0.7	457.5
Net change in cash flow hedges					0.2		0.2		0.2
Foreign currency translation					(190.9)		(190.9)	(0.6)	(191.5)
Pension liability					35.0		35.0		35.0
Total Comprehensive Income							301.1	0.1	301.2
Stock-based compensation						29.0	29.0		29.0
Cash dividends declared				(197.2)			(197.2)		(197.2)
Purchase of subsidiary shares from non-controlling interest				(0.2)	0.2		0.0	(4.2)	(4.2)
Investment in subsidiary by non-controlling interest								1.6	1.6
Repurchased shares						(104.4)	(104.4)		(104.4)
Balance at December 31, 2015	102.8	$102.8	$1,329.3	$3,499.4	$(408.5)	$(1,067.4)	$3,455.6	$12.5	$3,468.1
Comprehensive Income
Net income				567.1			567.1	(5.5)	561.6
Net change in cash flow hedges					7.9		7.9		7.9
Foreign currency translation					(147.7)		(147.7)	(8.6)	(156.3)
Pension liability					(17.2)		(17.2)	0.2	(17.0)
Total Comprehensive Income							410.1	(13.9)	396.2
Stock-based compensation						16.2	16.2		16.2
Cash dividends declared				(204.7)			(204.7)		(204.7)
Dividends paid to non-controlling interest on subsidiary shares								(1.7)	(1.7)
Investment in subsidiary by non-controlling interest								252.3	252.3
Balance at December 31, 2016	102.8	$102.8	$1,329.3	$3,861.8	$(565.5)	$(1,051.2)	$3,677.2	$249.2	$3,926.4
Comprehensive Income
Net income				427.1			427.1	(124.1)	303.0
Net change in cash flow hedges					(8.9)		(8.9)		(8.9)
Foreign currency translation					263.0		263.0	9.1	272.1
Pension liability					23.9		23.9	0.2	24.1
Total Comprehensive Income							705.1	(114.8)	590.3
Stock-based compensation						19.5	19.5		19.5
Cash dividends declared				(209.7)			(209.7)		(209.7)
Dividends paid to non-controlling interest on subsidiary shares								(0.1)	(0.1)
Repurchased shares						(157.0)	(157.0)		(157.0)
Balance at December 31, 2017	102.8	$102.8	$1,329.3	$4,079.2	$(287.5)	$(1,188.7)	$4,035.1	$134.3	$4,169.4

1)	See Note 13 for further details – includes tax effects where applicable.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

NATURE OF OPERATIONS

Through its operating subsidiaries, Autoliv is a supplier of automotive safety systems with a broad range of product offerings, including modules and components for passenger and driver airbags, side airbags, curtain airbags, seatbelts, steering wheels, passive safety electronics, brake control systems and active safety systems such as night vision, radar, camera vision systems and position related technologies. Autoliv is also a supplier of anti-whiplash systems, pedestrian protection systems and child seats.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in accordance with United States (U.S.) Generally Accepted Accounting Principles (GAAP) and include Autoliv, Inc. and all companies over which Autoliv, Inc. directly or indirectly exercises control, which as a general rule means that the Company owns more than 50% of the voting rights.

Consolidation is also required when the Company has both the power to direct the activities of a variable interest entity (VIE) and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE.

All intercompany accounts and transactions within the Company have been eliminated from the consolidated financial statements.

Investments in affiliated companies in which the Company exercises significant influence over the operations and financial policies, but does not control, are reported using the equity method of accounting. Generally, the Company owns between 20 and 50 percent of such investments.

BUSINESS COMBINATIONS

Transactions in which the Company obtains control of a business are accounted for according to the acquisition method as described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations. The assets acquired and liabilities assumed are recognized and measured at their fair values as of the date control is obtained. Acquisition related costs in connection with a business combination are expensed as incurred. Contingent consideration is recognized and measured at fair value at the acquisition date and until paid is re-measured on a recurring basis. It is classified as a liability based on appropriate GAAP.

EQUITY METHOD INVESTMENTS

Investments accounted for under the equity method, means that a proportional share of the equity method investment’s net income increases the investment, and a proportional share of losses and payment of dividends decreases it. In the Consolidated Statements of Net Income, the proportional share of the net income (loss) is reported as Income from equity method investments.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. The accounting estimates that require management’s most significant judgments include the estimation of retroactive price adjustments, estimations associated with purchase price allocations regarding business combinations, valuation of stock based payments, assessment of recoverability of goodwill and intangible assets, estimation of pension benefit obligations based on actuarial assumptions, estimation of accruals for warranty and product liabilities, restructuring charges, uncertain tax positions, valuation allowances and legal proceedings. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues are recognized when there is evidence of a sales agreement, delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. The Company records revenue from the sale of manufactured products upon shipment to customers and transfer of title and risk of loss under standard commercial terms (typically F.O.B. shipping point). In those limited instances where other terms are negotiated and agreed, revenue is recorded when title and risk of loss are transferred to the customer.

Accruals are made for retroactive price adjustments when probable and able to be reasonably estimated.

Net sales exclude taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between the Company and its customers.

COST OF SALES

Shipping and handling costs are included in Cost of sales in the Consolidated Statements of Net Income. Contracts to supply products which extend for periods in excess of one year are reviewed when conditions indicate that costs may exceed selling prices, resulting in losses.

RESEARCH, DEVELOPMENT AND ENGINEERING (R,D&E)

Research and development and most engineering expenses are expensed as incurred. These expenses are reported net of expense reimbursements from contracts to perform engineering design and product development fulfillment activities related to the production of parts.

Certain engineering expenses related to long-term supply arrangements are capitalized when defined criteria, such as the existence of a contractual guarantee for reimbursement, are met. The aggregate amount of such assets is not significant in any period presented.

Tooling is generally agreed upon as a separate contract or a separate component of an engineering contract, as a pre-production project. Capitalization of tooling costs is made only when the specific criteria for capitalization of customer funded tooling is met or the criteria for capitalization as Property, Plant & Equipment (P,P&E) for tools owned by the Company are fulfilled. Depreciation on the Company’s own tooling is recognized in the Consolidated Statements of Net Income as Cost of sales.

STOCK BASED COMPENSATION

The compensation costs for all of the Company’s stock-based compensation awards are determined based on the fair value method as defined in ASC 718, Compensation - Stock Compensation. The Company records the compensation expense for awards under the Stock Incentive Plan, including Restricted Stock Units (RSUs), Performance Shares (PSs) and stock options (SOs), over the respective vesting period. For further details, see Note 15.

INCOME TAXES

Current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current year. In certain circumstances, payments or refunds may extend beyond twelve months, in such cases amounts would be classified as non-current taxes payable or refundable. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized in either the financial statements or the tax returns, but not both. The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws. Deferred tax assets are reduced by the amount of any tax benefits that are not expected to be realized. A valuation allowance is recognized if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Evaluation of the realizability of deferred tax assets is subject to significant judgment requiring careful consideration of all facts and circumstances. Starting in 2016 the Company classified deferred tax assets and liabilities as non-current in the Consolidated Balance Sheets to reflect the adoption of ASU 2015-17. Tax assets and liabilities are not offset unless attributable to the same tax jurisdiction and netting is possible according to law and, as it relates to payables and receivables, expected to take place in the same period.

Tax benefits associated with tax positions taken in the Company’s income tax returns are initially recognized and measured in the financial statements when it is more likely than not that those tax positions will be sustained upon examination by the relevant taxing authorities. The Company’s evaluation of its tax benefits is based on the probability of the tax position being upheld if challenged by the taxing authorities (including through negotiation, appeals, settlement and litigation). Whenever a tax position does not meet the initial recognition criteria, the tax benefit is subsequently recognized and measured if there is a substantive change in the facts and circumstances that cause a change in judgment concerning the sustainability of the tax position upon examination by the relevant taxing authorities. In cases where tax benefits meet the initial recognition criterion, the Company continues, in subsequent periods, to assess its ability to sustain those positions. A previously recognized tax benefit is derecognized when it is no longer more likely than not that the tax position would be sustained upon examination. Liabilities for unrecognized tax benefits are classified as non-current unless the payment of the liability is expected to be made within the next 12 months.

EARNINGS PER SHARE

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of common shares outstanding for the period (net of treasury shares). When it would not be antidilutive (such as during periods of net loss), the diluted EPS also reflects the potential dilution that could occur if common stock were issued for awards under the Stock Incentive Plan. For further details, see Note 15 and Note 20.

CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

RECEIVABLES

The Company has guidelines for calculating the allowance for bad debts. In determining the amount of a bad debt allowance, management uses its judgment to consider factors such as the age of the receivables, the Company’s prior experience with the customer, the experience of other enterprises in the same industry, the customer’s ability to pay, and/or an appraisal of current economic conditions. Collateral is typically not required. There can be no assurance that the amount ultimately realized for receivables will not be materially different than that assumed in the calculation of the allowance.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments, primarily forwards, options and swaps to reduce the effects of fluctuations in foreign exchange rates, interest rates and the resulting variability of the Company’s operating results. On the date that a derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment (a fair value hedge), (2) a hedge of the exposure of a forecasted transaction or of the variability in the cash flows of a recognized asset or liability (a cash flow hedge) or (3) an economic hedge not applying special hedge accounting pursuant to ASC 815.

When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statements of Net Income along with the offsetting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income (OCI) and reclassified into the Consolidated Statements of Net Income when the hedge transaction affects net earnings. The Company uses the forward rate with respect to the measurement of changes in fair value of cash flow hedges when revaluing foreign exchange forward contracts. All derivatives are recognized in the consolidated financial statements at fair value.

For certain other derivatives, hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

For further details on the Company’s financial instruments, see Notes 3 and 12.

INVENTORIES

The cost of inventories is computed according to the first-in first-out method (FIFO). Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead. Inventories are evaluated based on individual or, in some cases, groups of inventory items. Reserves are established to reduce the value of inventories to the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period. The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period. There can be no assurance that the amount ultimately realized for inventories will not be materially different than that assumed in the calculation of the reserves.

PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment are recorded at historical cost. Construction in progress generally involves short-term projects for which capitalized interest is not significant. The Company provides for depreciation of property, plant and equipment computed under the straight-line method over the assets’ estimated useful lives, or in the case of leasehold improvements over the shorter of the useful life or the lease term. Amortization on capital leases is recognized with depreciation expense in the Consolidated Statements of Net Income over the shorter of the assets’ expected life or the lease contract term. Repairs and maintenance are expensed as incurred.

LONG-LIVED ASSET IMPAIRMENT

The Company evaluates the carrying value and useful lives of long-lived assets other than goodwill when indications of impairment are evident or it is likely that the useful lives have decreased, in which case the Company depreciates the assets over the remaining useful lives. Impairment testing is primarily done by using the cash flow method based on undiscounted future cash flows. Estimated undiscounted cash flows for a long-lived asset being evaluated for recoverability are compared with the respective carrying amount of that asset. If the estimated undiscounted cash flows exceed the carrying amount of the assets, the carrying amounts of the long-lived asset are considered recoverable and an impairment cannot be recorded. However, if the carrying amount of a group of assets exceeds the undiscounted cash flows, an entity must then measure the long-lived assets’ fair value to determine whether an impairment loss should be recognized, generally using a discounted cash flow model. Generally, the lowest level of cash flows for impairment assessment is customer platform level.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the fair value of consideration transferred over the fair value of net assets of businesses acquired. Goodwill is not amortized, but is subject to at least an annual review for impairment. Other intangible assets, principally related to acquired technology and contractual relationships, are amortized over their useful lives which range from 3 to 25 years.

The Company performs its annual impairment testing in the fourth quarter of each year. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred.

In conducting its impairment testing, the Company compares the estimated fair value of each of its reporting units to the related carrying value of the reporting unit. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for the excess of carrying amount over the fair value of the respective reporting unit.

The estimated fair value of the reporting unit is determined by the discounted cash flow method taking into account expected long-term operating cash-flow performance. The Company discounts projected operating cash flows using the reporting unit’s weighted average cost of capital, including a risk premium to adjust for market risk. The estimated fair value is based on automotive industry volume projections which are based on third-party and internally developed forecasts and discount rate assumptions. Significant assumptions include terminal growth rates, terminal operating margin rates, future capital expenditures and working capital requirements. To supplement this analysis, the Company compares the market value of its equity, calculated by reference to the quoted market prices of its shares, to the book value of its equity.

In the fourth quarter of 2017, in connection with the annual impairment test, the Company recorded a goodwill impairment charge of $234 million in its Electronics segment, relating to ANBS (for further information, see Note 2). There is no remaining goodwill related to ANBS after the impairment. There were no impairments of goodwill from 2015 through 2016.

WARRANTIES AND RECALLS

The Company records liabilities for product recalls when probable claims are identified and when it is possible to reasonably estimate costs. Recall costs are costs incurred when the customer decides to formally recall a product due to a known or suspected safety concern. Product recall costs typically include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the defective part. Insurance receivables, related to recall issues covered by the insurance, are included within other current assets in the Consolidated Balance Sheet.

Provisions for warranty claims are estimated based on prior experience, likely changes in performance of newer products and the mix and volume of products sold. The provisions are recorded on an accrual basis.

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

PENSION OBLIGATIONS

The Company provides for both defined contribution plans and defined benefit plans. A defined contribution plan generally specifies the periodic amount that the employer must contribute to the plan and how that amount will be allocated to the eligible employees who perform services during the same period. A defined benefit pension plan is one that contains pension benefit formulas, which generally determine the amount of pension benefits that each employee will receive for services performed during a specified period of employment.

The amount recognized as a defined benefit liability is the net total of projected benefit obligation (PBO) minus the fair value of plan assets (if any) (see Note 18). The plan assets are measured at fair value. The inputs to the fair value measurement of the plan assets are mainly level 2 inputs (see Note 3).

CONTINGENT LIABILITIES

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability or other matters (see Note 16).

The Company diligently defends itself in such matters and, in addition, carries insurance coverage to the extent reasonably available against insurable risks.

The Company records liabilities for claims, lawsuits and proceedings when they are probable and it is possible to reasonably estimate the cost of such liabilities. Legal costs expected to be incurred in connection with a loss contingency are expensed as such costs are incurred.

The Company believes, based on currently available information, that the resolution of outstanding matters, other than the antitrust matters described in Note 16, after taking into account recorded liabilities and available insurance coverage, should not have a material effect on the Company’s financial position or results of operations.

However, due to the inherent uncertainty associated with such matters, there can be no assurance that the final outcomes of these matters will not be materially different than currently estimated.

TRANSLATION OF NON-U.S. SUBSIDIARIES

The balance sheets of subsidiaries with functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates.

The statement of operations of these subsidiaries is translated into U.S. dollars using the average exchange rates for the year. Translation differences are reflected in equity as a component of OCI.

RECEIVABLES AND LIABILITIES IN NON-FUNCTIONAL CURRENCIES

Receivables and liabilities not denominated in functional currencies are converted at year-end exchange rates. Net transaction gains/(losses), reflected in the Consolidated Statements of Net Income amounted to $(23.9) million in 2017, $(3.0) million in 2016 and $(11.0) million in 2015, and are recorded in operating income if they relate to operational receivables and liabilities or are recorded in other non-operating items, net if they relate to financial receivables and liabilities.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the consolidated statements of net income separately from the service cost component and outside operating income. The amendments in ASU 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statements of net income. The Company is adopting ASU 2017-07 in the interim period beginning January 1, 2018 and has concluded that the standard will not have a material impact on the consolidated financial statements for any periods presented.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Instead, entities should perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of carrying amount over the fair value of the respective reporting unit. The amendments in ASU 2017-04 are effective for public business entities for annual or interim goodwill impairment tests in annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 effective January 1, 2017. As this standard is prospective in nature, the impact to our financial statements by not performing step 2 to measure the amount of any potential goodwill impairment will depend on various factors. The elimination of step 2 reduces the complexity and cost of the subsequent measurement of goodwill. This new standard was applied in conjunction with assessing Goodwill impairment as discussed in Note 2.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business, which provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The amendments in ASU 2017-01 are effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those periods. ASU 2017-01 should be applied prospectively. Early adoption is permitted. The Company early adopted ASU 2017-01 effective January 1, 2017 for new transactions that have not been reported in financial statements that have been issued or made available for issuance. As this standard is prospective in nature, the impact to our financial statements will depend on the nature of our future acquisitions. This new standard was applied in conjunction with the Zenuity joint venture and the Fotonic i Norden dp AB acquisition as discussed in Note 7 and Note 2, respectively, to consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Consequently, the amendments in this ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of ASU 2016-16 are intellectual property and property, plant, and equipment. The amendments in ASU 2016-16 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company believes that the pending adoption of ASU 2016-16 will not have a material impact on our consolidated financial statements based on transactions in the ordinary course of business. We will finalize our analysis in the first quarter of 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company intends to adopt ASU 2016-02 in the annual period beginning January 1, 2019. The Company intends to apply the modified retrospective transition method and elect the transition option to use the effective date January 1, 2019, as the date of initial application. The Company will not adjust its comparative period financial statements for effects of the ASU 2016-02, or make the new required lease disclosures for periods before the effective date. The Company will recognize its cumulative effect transition adjustment as of the effective date. The Company’s implementation of this standard includes use of a project management framework that includes a dedicated lead project manager and a cross-functional project steering committee responsible for assessing the impact that the new standard will have on the Company’s accounting, financial statement presentation and disclosure. This team has begun its process to identify leasing arrangements and to compare its accounting policies and practices to the requirements of the new standard. The Company regularly enters into operating leases, for which current GAAP does not require recognition on the balance sheet. The Company anticipates that the adoption of ASU 2016-02 will primarily result in the recognition of most operating leases on its balance sheet resulting in an increase in reported right-of-use assets and leasing liabilities. The Company will continue to assess the impact from the new standard. The Company is also considering system, control and process changes to capture lease data necessary to apply ASU 2016-02.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. In 2016, the FASB issued accounting standard updates to address implementation issues and to clarify guidance in certain areas. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosure around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is adopting ASU 2014-09 in the annual period beginning January 1, 2018 and will utilize the modified retrospective (cumulative effect) transition method. The Company intends to apply the modified retrospective transition method through a cumulative adjustment to equity.

The Company’s implementation of this standard includes a project management framework that includes a dedicated lead project manager and a cross-functional project steering committee responsible for assessing the impact that the new standard will have on the Company’s accounting, financial statement presentation and disclosure for contracts with customers. The team continues to identify changes to business processes, systems and controls to support recognition, presentation and disclosure under the new standard.

The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. While the Company continues to assess all potential impacts of the new standard, we do not currently expect that the adoption of the new revenue standard will have a material impact on our net sales, net income, or balance sheet.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to current year presentation.

2. Business Combinations

Business combinations generally take place to either gain key technology or strengthen Autoliv’s position in a certain geographical area or with a certain customer.

Fotonic i Norden dp AB

On November 1, 2017, Autoliv completed the acquisition of all the shares in Fotonic i Norden dp AB (Fotonic), headquartered in Stockholm and Skellefteå in Sweden. The preliminary acquisition date fair value of the total consideration transferred was $16.9 million, consisting of a $14.5 million cash payment and $2.4 million of deferred purchase consideration, payable at the 18 month anniversary of the closing date. The deferred purchase consideration reflects the holdback amount as stipulated in the share purchase agreement. The transaction has been accounted for as a business combination.

Fotonic provides Lidar and Time of Flight camera expertise and the acquisition included 35 Lidar and Time of Flight engineering experts, in addition to defined tangible and intangible assets. The strength of the acquired competence is on the Lidar and Time of Flight camera hardware side which form a complement to Autoliv’s skillset in the Lidar software and algorithms area. Lidar technology is an enabling technology for Highly Automated Driving and considered the primary sensor by all system developers. Fotonic is being reported in the Electronics segment.

The net assets acquired as of the acquisition date amounted to $16.9 million. The estimated fair values of identifiable assets acquired consisted of Intangible assets of $3.8 million and Goodwill of $13.4 million, and the estimated fair value of liabilities assumed consisted of Other current liabilities of $0.3 million. The purchase price allocation is preliminary pending completion of final valuations. Acquired Intangibles consisted of the fair value of background IP (patent & technical know-how). The useful life of the IP is 5 years and will be amortized on a straight-line basis. The recognized goodwill reflects the valuation of the acquired workforce of specialist engineers.

Autoliv-Nissin Brake Systems

On March 31, 2016, the Company acquired a 51% interest in the entities that formed Autoliv-Nissin Brake Systems (ANBS) for approximately $262.5 million in cash. ANBS designs, manufactures and sells products in the brake control and actuation systems business. Nissin Kogyo retained a 49% interest in the entities that formed ANBS. The Company has management and operational control of ANBS and has consolidated the results of operations and balance sheet from ANBS from the date of the acquisition forward. The transaction was accounted for as a business combination.

The acquisition combined Nissin Kogyo’s expertise and technology in brake control and actuation systems with Autoliv’s global reach and customer base to create a global competitive offering in the growing global brake control systems market. ANBS will also further strengthen the Company’s role as a system supplier of products and systems for autonomous driving vehicles. ANBS is being reported in the Electronics segment. From the date of the acquisition through December 31, 2016, the ANBS business reported net sales of $391 million and a net loss attributable to controlling interest of $7.3 million. The net loss attributable to the non-controlling interest was $7.0 million. The operating loss from the date of the acquisition through December 31, 2016 included $0.9 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of acquired inventory. The total purchase accounting inventory fair value step-up adjustments included in the balance sheet at the acquisition date were $0.9 million.

Total ANBS acquisition related costs were approximately $3.5 million for the year ended December 31, 2015 and approximately $2.0 million for the year ended December 31, 2016. These costs were reflected in Selling, general and administrative expenses in the Consolidated Statements of Net Income.

The proforma effects of this acquisition would not materially impact the Company’s reported results for any period presented.

The acquisition date fair value of the consideration transferred for the Company’s 51% interest in the entities that formed ANBS was $262.5 million in a cash transaction.

The following table summarizes the finalized fair values of identifiable assets acquired and liabilities assumed as of March 31, 2016 (in millions):

Assets:	March 31, 2016 Fair value
Cash and cash equivalents	$37.7
Receivables	1.5
Inventories	33.0
Other current assets	7.9
Property, plant and equipment	138.5
Other non-current assets	0.3
Intangibles	112.1
Goodwill	234.7
Total assets	$565.7

Liabilities:	Fair value
Account payable	$6.0
Other current liabilities	23.1
Pension liabilities	9.1
Other non-current liabilities	12.7
Total liabilities	$50.9
Net assets acquired	$514.8
Less: Non-controlling interest	(252.3)
Controlling interest	$262.5

Acquired Intangibles primarily consisted of the fair value of customer contracts of $50.7 million and certain technology of $61.4 million. The customer contracts will be amortized straight-line over 7 years and the technology will be amortized straight-line over 10 years.

The recognized goodwill of $234.7 million reflects expected synergies from combining Autoliv’s global reach and customer base with Nissin Kogyo’s expertise (including workforce) and technology in brake control and actuation systems. A portion of the goodwill is deductible for tax purposes.

The allocation of the purchase price consideration to the assets acquired and the liabilities assumed as of the acquisition date was finalized in the first quarter of 2017.

In the fourth quarter of 2017, the Company recognized an impairment charge of the full goodwill amount of $234.2 million (after consideration of foreign exchange rate impact) related to ANBS (see Note 9). The Company estimated the fair value of ANBS using the discounted cash flow method, taking into account expected long-term operating cash-flow performance. The primary driver of the goodwill impairment was due to the lower expected long-term operating cash flow performance of the business unit as of the measurement period. The Company also assessed any potential impairment of acquired ANBS intangible assets comparing the undiscounted future cash flows to the carrying value of the assets. The undiscounted cash flow test indicated no impairment of the acquired intangible assets.

3. Fair Value Measurements

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short term maturity of these instruments.

On August 17, 2015, Autoliv completed the acquisition of the “Automotive Solutions” business of M/A-COM Technology Solutions Holdings, Inc. (MACOM) headquartered in Lowell, Massachusetts, which is a carve-out of the automotive business of MACOM, through the acquisition of all of the shares of M/A-COM Auto Solutions, Inc., a MACOM subsidiary, for approximately $99 million in cash (as adjusted), $15 million of deferred purchase price payable over two years, plus up to an additional $30 million in cash based on the achievement of revenue based earnout targets through September 30, 2019. The transaction has been accounted for as a business combination. The fair value of the contingent consideration relating to the M/A-COM acquisition is re-measured on a recurring basis. The Company has determined that this contingent consideration resides within Level 3 of the fair value hierarchy. The Company adjusted the fair value of the earn-out liability to $14 million in the first quarter of 2017 based on actual revenue levels to date as well as changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period. Income of $13 million was recognized within Other income (expense), net in the Consolidated Statements of Net Income in the first quarter of 2017 due to the decrease in the contingent consideration liability. The reduced earn-out liability was largely offset by the impairment charge for a customer contract related to the M/A-COM acquisition as discussed below. The fair value of the earn-out liability remains unchanged at $14 million as of December 31, 2017 (for further information, see Note 2).

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at December 31, 2017 were foreign exchange swaps and forward contracts. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. The forward contracts are designated as cash flow hedges of certain external purchases. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

The degree of judgment utilized in measuring the fair value of the instruments generally correlates to the level of pricing observability. Pricing observability is impacted by a number of factors, including the type of asset or liability, whether the asset or liability has an established market and the characteristics specific to the transaction. Instruments with readily active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, assets rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

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

The Company’s derivatives are all classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 have been presented on a gross basis. The amounts subject to netting agreements that the Company choose not to offset are presented below. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS

The derivatives designated as hedging instruments outstanding at December 31, 2017 and December 31, 2016 were foreign exchange forward contracts, classified as cash flow hedges. For 2017, the cumulative gains and losses recognized in OCI on the cash flow hedges were a loss of $3.8 million (net of taxes). For 2017, the gains and losses reclassified from OCI and recognized in the Consolidated Statements of Net Income are a gain of $5.1 million (net of taxes). Any ineffectiveness in 2017 was not material. For 2016, the cumulative gains and losses recognized in OCI on the cash flow hedges were a gain of $9.1 million (net of taxes). For 2016, the gains and losses reclassified from OCI and recognized in the Consolidated Statements of Net Income were a gain of $1.2 million (net of taxes). Any ineffectiveness in 2016 was not material. For 2015, the gains and losses reclassified from OCI and recognized in the Consolidated Statements of Net Income were a gain of $0.4 million (net of taxes). The estimated net amount of the existing gains or losses at December 31, 2017 that is expected to be reclassified from OCI and recognized in the Consolidated Statements of Net Income within the next twelve months is a loss of $0.8 million (net of taxes).

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

Derivatives, not designated as hedging instruments, relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Net Income. The derivatives not designated as hedging instruments outstanding at December 31, 2017 and December 31, 2016 were foreign exchange swaps. For 2017, the gains and losses recognized in other non-operating items, net are a gain of $1.2 million for derivative instruments not designated as hedging instruments. For 2016, the Company recognized a gain of $1.3 million in other non-operating items, net for derivative instruments not designated as hedging instruments. For 2015, the Company recognized a loss of $3.3 million in other non-operating items, net for derivative instruments not designated as hedging instruments. For 2017, 2016 and 2015, the gains and losses recognized as interest expense were immaterial.

	DECEMBER 31, 2017						DECEMBER 31, 2016
			Fair Value Measurements						Fair Value Measurements
			Derivative asset		Derivative liability				Derivative asset		Derivative liability
			(Other current/		(Other current /				(Other current /		(Other current /
DERIVATIVES DESIGNATED AS	Nominal		non-current		non-current		Nominal		non-current		non-current
HEDGING INSTRUMENTS1)	volume		assets)		liabilities)		volume		assets)		liabilities)
Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$66.6		0.4		1.3		$74.0		$7.6		$0.3
Foreign exchange forward contracts, less than 2 years (cash flow hedge)	—		—		—		10.8		0.0		0.2
TOTAL	$66.6		0.4		1.3		$84.8		$7.6		$0.5

DERIVATIVES NOT DESIGNATED AS
HEDGING INSTRUMENTS
Foreign exchange swaps, less than 6 months	468.2	2)	2.4	3)	0.3	4)	$251.8	5)	$1.1	6)	$0.1	7)
TOTAL	$468.2		$2.4		$0.3		$251.8		$1.1		$0.1

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $468.2 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.4 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.3 million.
5)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $226.5 million.
6)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.1 million.
7)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.0 million.

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

	DECEMBER 31, 2017	DECEMBER 31, 2017	DECEMBER 31, 2016	DECEMBER 31, 2016
LONG-TERM DEBT	CARRYING VALUE1)	FAIR VALUE	CARRYING VALUE1)	FAIR VALUE
U.S. Private placement	$1,310.5	$1,379.9	$1,312.4	$1,360.0
Other long-term debt	11.2	11.2	11.2	11.2
TOTAL	$1,321.7	$1,391.1	$1,323.6	$1,371.2

SHORT-TERM DEBT
Overdrafts and other short-term debt	19.5	19.5	39.7	39.7
Short-term portion of long-term debt	0.2	0.2	180.1	185.6
TOTAL	$19.7	$19.7	$219.8	$225.3

1)	Debt as reported in balance sheet.

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

At the end of the first quarter of 2017, the Company received information related to a contract with an OEM customer of M/A-COM products that resulted in an impairment trigger of the customer intangible asset that had been recognized at the time of the acquisition in 2015 as well as a renewed assessment of the earn-out liability. In the first quarter of 2017, the Company recognized an impairment charge to amortization of intangibles in the Consolidated Statements of Net Income for a customer contract of $12 million related to the M/A-COM acquisition (for further information, see Note 2). The impairment charge was largely offset by the reduced earn-out liability discussed above and the net impact was a gain of $1 million in the first quarter of 2017.

As disclosed in Note 2, the Company recorded goodwill impairment in 2017 with the fair value measurement of such impairment considered to be Level 3 of the fair value hierarchy.

For 2016, the Company did not record any material impairment charges on its long-lived assets.

4. Income Taxes

INCOME BEFORE INCOME TAXES	2017	2016	2015
U.S.	$(104.5)	$132.4	$143.8
Non-U.S.	611.0	671.4	531.9
Total	$506.5	$803.8	$675.7

PROVISION FOR INCOME TAXES	2017	2016	2015
Current
U.S. federal	$24.9	$53.9	$68.9
Non-U.S.	211.4	209.1	169.2
U.S. state and local	9.9	3.5	4.2

Deferred
U.S. federal	10.7	(8.3)	(9.3)
Non-U.S.	(53.7)	(15.6)	(13.7)
U.S. state and local	0.3	(0.4)	(1.1)
Total income tax expense	$203.5	$242.2	$218.2

EFFECTIVE INCOME TAX RATE	2017	2016	2015
U.S. federal income tax rate	35.0%	35.0%	35.0%
Goodwill impairment	12.1	—	—
Foreign tax rate variances	(14.2)	(7.7)	(8.1)
Tax credits	(7.0)	(3.7)	(4.3)
Change in Valuation Allowances	(7.5)	1.3	0.1
Current year losses with no benefit	4.3	2.1	4.1
Net operating loss carry-forwards	(0.2)	(2.3)	(0.5)
Changes in tax reserves	1.3	0.5	1.4
U.S. Expense Allocation	3.2	2.0	2.7
Earnings of equity investments	(0.2)	(0.1)	(0.2)
Withholding taxes	3.5	2.8	1.2
State taxes, net of federal benefit	0.4	0.2	0.3
Change in U.S. tax rate	4.8	—	—
Deemed mandatory repatriation	4.9	—	—
Other, net	(0.2)	(0.0)	0.6
Effective income tax rate	40.2%	30.1%	32.3%

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Act makes broad and complex changes to the U.S. tax code, including reducing the U.S. federal corporate income tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and creates new taxes on certain foreign sourced earnings. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. We have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax and therefore have recorded provisional amounts. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $65 million, which is included as a component of income tax expense from continuing operations.

Provisional Amounts

Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was $24 million.

Foreign tax effects: The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax for all, save two, of our foreign subsidiaries resulting in an increase of income tax expense of $41 million, which includes U.S. expense allocations. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. We are continuing to gather additional information to more precisely compute the amount of the transition tax to complete our calculation of E&P and to make the final determination of non-U.S. income taxes paid. Therefore, this provisional amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal income taxation, finalize the amounts held in cash or other specified assets and determine the U.S. state income tax impact. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability relating to any remaining outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practical.

We have not completed the analysis on the E&P for the remaining two foreign subsidiaries to reasonably estimate the effects of the one-time transition tax and, therefore, have not recorded provisional amounts. We continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. Because we have previously determined these amounts were indefinitely reinvested, no deferred taxes have been recorded. It is impractical to determine unrecognized deferred tax liabilities related to these entities.

The accounting for the following element of the Tax Act is incomplete, and we have not yet been able to make reasonable estimates of the effect of this item. Therefore, no provisional amounts were recorded:

Global Intangible Low Taxed Income (“GILTI”): The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into our measurement of our deferred taxes. We have not yet completed the analysis of the GILTI tax rules primarily due to a lack of guidance from the U.S. Treasury Department and are not yet able to reasonably estimate the effect of this provision of the Tax Act or make an accounting policy election for ASC 740 treatment of the GILTI tax. Therefore, we have not recorded any amounts related to potential GILTI tax in our financial statements and have not yet made a policy decision regarding whether to record deferred taxes on GILTI.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 31, 2017, the Company had net operating loss carryforwards (NOL’s) of approximately $417 million, of which approximately $299 million have no expiration date. The remaining losses expire on various dates through 2029. The Company also has $24 million of U.S. Foreign Tax Credit carry forwards, which begin to expire in 2025 and $7 million of non-U.S. Foreign Tax Credit carryforwards which begin to expire in 2021.

Valuation allowances have been established which partially offset the related deferred assets. Such allowances are primarily provided against NOL’s of companies that have perennially incurred losses, as well as the NOL’s of companies that are start-up operations and have not established a pattern of profitability. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance. In 2017, the Company recognized a tax benefit of $117 million due to the reversal of valuation allowances. This consisted primarily of the reversal of valuation allowances on $43 million of deferred tax assets in France and on $55 million of U.S. foreign tax credits as a result of deemed mandatory repatriation as discussed above.

The foreign tax rate variance reflects the fact that approximately two-thirds of the Company’s non-U.S. pre-tax income is generated by business operations located in tax jurisdictions where the tax rate is between 20-30%. The tax rate from quarter to quarter and from year to year is also impacted by the mix of earnings and tax rates in various jurisdictions compared to the same periods or prior years. Although a significant portion of the goodwill is deductible in certain jurisdictions the nondeductible portion of the goodwill impairment is contributing to the increase in effective income tax rate.

The Company has reserves for income taxes that may become payable in future periods as a result of tax audits. These reserves represent the Company’s best estimate of the potential liability for tax exposures. Inherent uncertainties exist in estimates of tax exposures due to changes in tax law, both legislated and concluded through the various jurisdictions’ court systems. The Company files income tax returns in the United States federal jurisdiction, and various states and non-U.S. jurisdictions.

At any given time, the Company is undergoing tax audits in several tax jurisdictions, covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2014. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2009. The Company is undergoing tax audits in several non-U.S. jurisdictions and several U.S. state jurisdictions, covering multiple years. As of December 31, 2017, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements, however, other audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods.

The Company recognizes interest and potential penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2016, the Company had recorded $30.3 million for unrecognized tax benefits related to prior years, including $6.9 million of accrued interest and penalties. During 2017, the Company recorded a net increase of $4.3 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current and prior years. The Company had $6.3 million accrued for the payment of interest and penalties as of December 31, 2017. Of the total unrecognized tax benefits of $34.6 million recorded at December 31, 2017, $8.0 million is classified as current income tax payable, and $26.6 million is classified as non-current tax payable included in Other Non-Current Liabilities on the Consolidated Balance Sheets. Substantially all of these reserves would impact the effective tax rate if released into income. The following table summarizes the activity related to the Company’s unrecognized tax benefits:

UNRECOGNIZED TAX BENEFITS	2017	2016	2015
Unrecognized tax benefits at beginning of year	$27.2	$25.2	$21.5
Increases as a result of tax positions taken during a prior Period	2.0	4.5	2.5
Decreases as a result of tax positions taken during a prior Period	0.0	(0.2)	(0.1)
Increases as a result of tax positions taken during the current Period	6.8	5.8	5.7
Decreases as a result of tax positions taken during the current period	0.0	(1.7)	0.0
Decreases relating to settlements with taxing authorities	(7.1)	(1.3)	(0.7)
Decreases resulting from the lapse of the applicable statute of limitations	(0.3)	(3.5)	(2.0)
Translation Difference	1.0	(1.6)	(1.7)
Total unrecognized tax benefits at end of year	$29.6	$27.2	$25.2

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities were as follows.

DEFERRED TAXES
DECEMBER 31	2017	2016	2015
Assets
Provisions	$113.4	$110.8	$90.6
Costs capitalized for tax	35.9	19.1	21.3
Property, plant and equipment	25.0	14.8	15.5
Retirement Plans	50.8	66.8	60.8
Tax receivables, principally NOL’s	187.2	222.1	192.8
Deferred tax assets before allowances	$412.3	$433.6	$381.0
Valuation allowances	(147.6)	(210.0)	(177.7)
Total	$264.7	$223.6	$203.3

Liabilities
Acquired intangibles	$(6.5)	$(12.2)	$(18.4)
Statutory tax allowances	0.3	(0.0)	(0.6)
Insurance deposit	0.0	(0.0)	(3.3)
Distribution taxes	(29.1)	(29.4)	(29.8)
Other	(4.2)	(4.9)	(2.9)
Total	$(39.5)	$(46.5)	$(55.0)
Net deferred tax asset	$225.2	$177.1	$148.3

The following table summarizes the activity related to the Company’s valuation allowances:

VALUATION ALLOWANCES AGAINST DEFERRED TAX ASSETS DECEMBER 31	2017	2016	2015
Allowances at beginning of year	$210.0	$177.7	$150.1
Benefits reserved current year	49.1	43.5	53.7
Benefits recognized current year	(117.0)	(13.8)	(5.2)
Write-offs and other changes	(0.0)	(0.5)	(0.2)
Translation difference	5.5	3.1	(20.7)
Allowances at end of year	$147.6	$210.0	$177.7

5. Receivables

DECEMBER 31	2017	2016	2015
Receivables	$2,165.7	$1,967.9	$1,793.7
Allowance at beginning of year	$(7.8)	$(6.1)	$(6.9)
Reversal of allowance	1.3	0.9	1.3
Addition to allowance	(2.8)	(3.7)	(1.9)
Write-off against allowance	1.5	0.5	0.8
Translation difference	(0.7)	0.6	0.6
Allowance at end of year	$(8.5)	$(7.8)	$(6.1)
Total receivables, net of allowance	$2,157.2	$1,960.1	$1,787.6

6. Inventories

DECEMBER 31	2017	2016	2015
Raw material	$423.0	$378.2	$339.9
Work in progress	285.2	256.7	243.4
Finished products	258.0	240.0	217.9
Inventories	$966.2	$874.9	$801.2
Inventory reserve at beginning of year	$(101.5)	$(89.8)	$(83.3)
Reversal of reserve	9.4	3.9	4.3
Addition to reserve	(12.8)	(26.5)	(22.2)
Write-off against reserve	6.6	8.1	5.0
Translation difference	(8.8)	2.8	6.4
Inventory reserve at end of year	$(107.1)	$(101.5)	$(89.8)
Total inventories, net of reserve	$859.1	$773.4	$711.4

7. Investments and Other Non-Current Assets

DECEMBER 31	2017	2016
Equity method investments	$110.6	$18.5
Deferred tax assets	278.7	234.1
Income tax receivables	43.7	44.7
Other non-current assets	85.5	54.9
Investments and other non-current assets	$518.5	$352.2

As of December 31, 2017, the Company had two equity method investments.

On April 18, 2017, Autoliv and Volvo Cars completed the formation of their joint venture, Zenuity AB. Autoliv made a cash contribution of SEK 1 billion and also contributed intellectual property, lab equipment and an assembled workforce. Autoliv and Volvo Cars each have a 50% ownership of Zenuity and neither entity has the ability to exert control over the joint venture, in form or in substance. Autoliv has accounted for its investment in Zenuity under the equity method and the investment is shown in the line item Investments and other non-current assets in the Condensed Consolidated Balance Sheet. The contributed intellectual property, lab equipment, and an assembled workforce have been assessed to constitute a business as defined by ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business. FASB ASC Topic 810, Consolidation states that when a group of assets that constitute a business is derecognized, the carrying amounts of the assets and liabilities are removed from the consolidated balance sheet. The investor would recognize a gain or loss based on the difference between the sum of the fair value of any consideration received less the carrying amount of the group of assets and liabilities contributed at the date of the transaction. The enterprise value of Zenuity on the date of the closing of the transaction of approximately $250 million has been calculated using the discounted cash flow method of the income approach. Autoliv’s 50% share of the enterprise value, approximately $125 million, represents its investment in Zenuity, including its cash contribution at inception. The Company recorded an immaterial gain based on the difference between Autoliv’s share of Zenuity’s enterprise value less the carrying value of the group of assets and liabilities derecognized. Autoliv believes that the calculated fair value represents its best estimate of the enterprise value of Zenuity considering the expected synergies to be achieved with the joint venture from the contributed assets including synergies of future combined Research & Development leading to the next generation of autonomous driving software. The profit and loss attributed to the investment is shown in the line item (Loss) income from equity method investments in the Consolidated Statements of Net Income. Autoliv’s share of Zenuity’s loss for 2017 were $31 million. As of December 31, 2017, the Company’s equity investment in Zenuity amounted to approximately $98 million after consideration of foreign exchange movements.

The Company has ownership of 49% in Autoliv-Hirotako Safety Sdn, Bhd (parent and subsidiaries) in Malaysia which it currently does not control, but in which it exercises significant influence over operations and financial position.

In 2016, Changchun Hongguang-Autoliv Vehicle Safety Systems Co. Ltd., in which the Company owned 30%, was divested. The loss in connection with the divestment was immaterial.

8. Property, Plant and Equipment

DECEMBER 31	2017	2016	Estimated life
Land and land improvements	$134.1	$122.4	n/a to 15
Machinery and equipment	3,885.3	3,385.4	3-8
Buildings	898.6	792.4	20-40
Construction in progress	443.1	341.0	n/a
Property, plant and equipment	$5,361.1	$4,641.2
Less accumulated depreciation	(3,388.0)	(2,983.1)
Net of depreciation	$1,973.1	$1,658.1

DEPRECIATION INCLUDED IN	2017	2016	2015
Cost of sales	$327.4	$299.6	$268.8
Selling, general and administrative expenses	14.6	9.5	7.3
Research, development and engineering expenses, net	36.9	30.2	23.3
Total	$378.9	$339.3	$299.4

No significant fixed asset impairments were recognized during 2017, 2016 or 2015.

The net book value of machinery and equipment and buildings and land under capital lease contracts was $12.4 million and $15.2 million as of December 31, 2017 and December 31, 2016, respectively. The amortization expense related to capital leases is included with depreciation expenses disclosed in the table above.

9. Goodwill and Intangible Assets

GOODWILL	Total	Passive Safety Segment	Electronics Segment
Carrying amount at December 31, 2015	$1,666.3	$1,388.3	$278.0
Acquisition	217.8	—	217.8
Translation differences	(13.4)	(7.7)	(5.7)
Carrying amount at December 31, 2016	$1,870.7	$1,380.6	$490.1
Acquisition	30.3	—	30.3
Goodwill impairment charge	(234.2)	—	(234.2)
Translation differences	22.0	16.5	5.5
Carrying amount at December 31, 2017	$1,688.8	$1,397.1	$291.7

The goodwill recognized in 2016 of $217.8 million is related to the acquisition of Autoliv Nissin Brake Systems (ANBS). Of the $30.3 million of goodwill recognized in 2017, $13.4 million is related to the Fotonic acquisition in the fourth quarter of 2017 and $16.9 million is related to the finalization of the purchase price allocation for the ANBS acquisition in the first quarter of 2017 (see Note 2). In the fourth quarter of 2017, the Company recognized an impairment charge of the full goodwill amount of $234.2 million, after consideration of foreign exchange movements, related to ANBS within the Electronics segment (see table above). The Company estimated the fair value of ANBS using the discounted cash flow method, taking into account expected long-term operating cash-flow performance. The primary driver of the goodwill impairment was due to the lower expected long-term operating cash flow performance of the business unit as of the measurement date. For more information regarding the Company’s impairment testing, see section “Goodwill and Intangible Assets” in Note 1.

Approximately $1.2 billion of the Passive Safety goodwill is associated with the 1997 merger of Autoliv AB and the Automotive Safety Products Division of Morton International, Inc.

AMORTIZABLE INTANGIBLES	2017	2016
Gross carrying amount	$628.7	$618.2
Accumulated amortization	(463.9)	(405.7)
Carrying value	$164.8	$212.5

No significant impairments of intangible assets were recognized during 2016 and 2015.

At December 31, 2017, intangible assets subject to amortization mainly relate to acquired technology and contractual relationships. Of the carrying value of $164.8 million at December 31, 2017, $111 million was related to the technology asset category and $38 million was related to the contractual relationships asset category.

In the first quarter of 2017, the Company received information related to a contract with an OEM customer of M/A-COM products and as a result the Company recognized an impairment charge to amortization of intangibles in the Consolidated Statements of Net Income for a customer contract of $12 million. Of the carrying value of $212.5 million at December 31, 2016, $126 million was related to the technology asset category and $73 million was related to the contractual relationships asset category.

Amortization expense related to intangible assets was $47.0 million, $43.7 million and $19.6 million in 2017, 2016 and 2015, respectively. Estimated future amortization expense is (in millions): 2018: $31.3; 2019: $31.1; 2020: $30.1; 2021: $29.7 and 2022: $29.5.

10. Restructuring and Other Liabilities

RESTRUCTURING

Restructuring provisions are made on a case-by-case basis and primarily include severance costs incurred in connection with headcount reductions and plant consolidations. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its existing credit facilities. The Company does not expect that the execution of these programs will have an adverse impact on its liquidity position. The majority of the Company’s restructuring activities relate to the Passive Safety segment. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Net Income.

The majority of the reserve balance as of December 31, 2017 pertains to restructuring activities initiated in Western Europe in the past few years. The Company anticipates that its restructuring initiatives in Western Europe for a number of plants, none of which are individually or in the aggregate material as of December 31, 2017, will continue through dates ranging from 2018 through 2021. The total amount of costs expected to be incurred in connection with these restructuring activities ranges from approximately $10 million to $28 million for each individual activity. In the aggregate, the cost for these Western European restructuring initiatives is approximately $101 million and the remaining restructuring liability as of December 31, 2017 is approximately $35 million out of the $41.7 million total reserve balance.

2017

In 2017, the employee-related restructuring provisions, made on a case-by-case basis, related mainly to headcount reductions in high-cost countries in Western Europe and Japan. Cash payments related mainly to high-cost countries in Western Europe. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2016 to December 31, 2017.

	December 31	Provision/	Provision/	Cash	Translation	December 31
	2016	Charge	Reversal	payments	difference	2017
Restructuring employee-related	$37.1	$33.7	$(7.0)	$(27.1)	$4.7	$41.4
Other	0.4	0.3	(0.4)	—	0.0	0.3
Total reserve	$37.5	$34.0	$(7.4)	$(27.1)	$4.7	$41.7

2016

In 2016, the employee-related restructuring provisions, made on a case-by-case basis, and cash payments related mainly to headcount reductions in high-cost countries in Western Europe and Korea. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2015 to December 31, 2016.

	December 31	Provision/	Provision/	Cash	Translation	December 31
	2015	Charge	Reversal	payments	difference	2016
Restructuring employee-related	$87.7	$26.2	$(2.8)	$(73.0)	$(1.0)	$37.1
Other	0.2	0.5	—	—	(0.3)	0.4
Total reserve	$87.9	$26.7	$(2.8)	$(73.0)	$(1.3)	$37.5

2015

In 2015, the employee-related restructuring provisions, made on a case-by-case basis, and cash payments related mainly to headcount reductions in high-cost countries in Western Europe. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2014 to December 31, 2015.

	December 31	Provision/	Provision/	Cash	Translation	December 31
	2014	Charge	Reversal	payments	difference	2015
Restructuring employee-related	$79.6	$82.6	$(2.9)	$(63.4)	$(8.2)	$87.7
Other	0.2	0.2	—	(0.2)	0.0	0.2
Total reserve	$79.8	$82.8	$(2.9)	$(63.6)	$(8.2)	$87.9

11. Product Related Liabilities

Autoliv is exposed to product liability and warranty claims in the event that the Company’s products fail to perform as represented and such failure results, or is alleged to result, in bodily injury, and/or property damage or other loss. The Company has reserves for product risks. Such reserves are related to product performance issues including recall, product liability and warranty issues. For further information, see Note 16.

The Company records liabilities for product related risks when probable claims are identified and when it is possible to reasonably estimate costs. Provisions for warranty claims are estimated based on prior experience, likely changes in performance of newer products, and the mix and volume of the products sold. The provisions are recorded on an accrual basis.

The decrease in reserves in 2017 was mainly due to a decrease in recall related issues and payments. A majority of the Company’s recall related issues as of December 31, 2017 are covered by insurance. Insurance receivables are included within other current assets in the Consolidated Balance Sheet. For 2016 the increase in reserves was mainly due to recall related issues, while 2015 was split between warranty and recall related issues. Cash payments in 2017 were mainly recall related, while 2016 were mainly warranty related. 2015 were split between warranty and recall related issues. The table below summarizes the change in the balance sheet position of the product related liabilities.

DECEMBER 31	2017	2016	2015
Reserve at beginning of the year	$120.1	$60.8	$51.3
Change in reserve	39.8	91.4	37.9
Cash payments	(45.1)	(30.6)	(26.5)
Translation difference	2.9	(1.5)	(1.9)
Reserve at end of the year	$117.7	$120.1	$60.8

12. Debt and Credit Agreements

The Company uses derivative financial instruments as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. From time to time, the Company may enter into derivatives to economically hedge these exposures or the Company may enter into derivatives to achieve special hedge accounting according to the requirements of ASC 815. The Company does not enter into derivatives for trading or other speculative purposes. The use of such derivatives is in accordance with the strategies contained in the Company’s overall financial policy. In this note, short-term debt and long-term debt are discussed including Debt-Related Derivatives (DRD), i.e. debt is reflected as including the fair value adjustments relating to hedges terminated in a prior period. DRD is amortized over the remaining life of the debt. The Debt Profile table below also reflects debt excluding DRD.

SHORT-TERM DEBT

As of December 31, 2017, total short-term debt was $20 million, including DRD. The short-term portion of long-term loans outstanding as of December 31, 2017 was immaterial following the debt repayments during 2017. The $105 million US private placement note, the SEK 300 million note ($36 million equivalent) and the SEK 350 million fixed-rate note ($43 million equivalent) were repaid during 2017.

The Company’s subsidiaries also have credit agreements, principally in the form of overdraft facilities with a number of local banks. Total available short-term facilities as of December 31, 2017, excluding commercial paper facilities as described below, amounted to $321 million, of which approximately $20 million was utilized. The aggregate amount of unused short-term lines of credit at December 31, 2017 was approximately $301 million, compared with $266 million at December 31, 2016. The weighted average interest rate on total short-term debt outstanding at December 31, 2017 and 2016, excluding the short-term portion of long-term debt, was 2.0% and 3.0%, respectively.

LONG-TERM DEBT – OUTSTANDING LOANS

As of December 31, 2017, total long-term debt, including DRD, was $1,321.7 million.

On April 25, 2014, the Company issued and sold $1.25 billion of long-term debt securities in a U.S. Private Placement pursuant to a Note Purchase and Guaranty Agreement dated April 23, 2014, by and among Autoliv ASP Inc., the Company and the purchasers listed therein. The $1.25 billion in senior notes have an average interest rate of 3.84%, and consist of: $208 million aggregate principal amount of 5-year senior notes with an interest rate of 2.84%; $275 million aggregate principal amount of 7-year senior notes with an interest rate of 3.51%; $297 million aggregate principal amount of 10-year senior notes with an interest rate of 4.09%; $285 million aggregate principal amount of 12-year senior notes with an interest rate of 4.24%; and $185 million aggregate principal amount of 15-year senior notes with an interest rate of 4.44%.

In addition to the $1.25 billion senior notes issued in 2014, long-term debt of $71 million (including DRD) consist of: $60 million of senior notes issued in 2007 as private placements by Autoliv ASP, Inc. (a 100% owned subsidiary). The notes issued in 2007 were guaranteed by the Company and consist of one remaining long-term tranche maturing in 2019, originally with fixed interest rate of 6.2%. The Company entered into swap arrangements with respect to part of the proceeds of the notes offering and in 2013, the interest rate swap on the remaining $60 million U.S. private placement note issued in 2007, with a nominal value of $60 million, was cancelled. The gain is amortized through interest expense. Consequently, the $60 million long-term note carries a fixed interest rate of 2.5%, when including the amortization of the cancelled swap.

The remaining other long-term debt of $11 million, consists primarily of $11 million equivalent of a capital lease arrangements at Autoliv Nissin Brake Systems Japan-Ueda (a 51% owned subsidiary) and carry an interest rate of 0.6%.

LONG-TERM DEBT – LOAN FACILITIES

In July 2016, the Company refinanced its existing revolving credit facility of $1,100 million. The facility is syndicated among 14 banks and matures in 2021. It also had two extension options where Autoliv can request the banks to extend the maturity to 2022 and 2023 respectively, on the first and second anniversaries of the initial maturity of the July 2016 loan facility, a so called 5+1+1 structure. The Company utilized the first extension option in July 2017 and therefore extended the maturity until 2022. The Company pays a commitment fee on the undrawn amount of 0.08%, representing 35% of the applicable margin, which is 0.225% (given the Company’s rating of “A-” from Standard & Poor’s at December 31, 2017). Financing costs are amortized over the expected life of the facility. Borrowings under this facility are unsecured and bear interest based on the relevant LIBOR or IBOR rate. The commitment is available for general corporate purposes. Borrowings are repayable at any time and in their entirety at the expiration date. As of December 31, 2017 and December 31, 2016, the facility was unutilized.

The Company is not subject to any financial covenants, i.e. performance related restrictions, in any of its significant long-term borrowings or commitments.

The Company has two commercial paper programs: one SEK 7 billion (approx. $850 million) Swedish program and one $1.0 billion U.S. program. Both programs were unutilized at December 31, 2017 and December 31, 2016. When commercial paper is issued under these programs, it would be classified as long-term debt because the Company has had the ability and intent to refinance these borrowings on a long-term basis either through continued commercial paper borrowings or utilization of the long-term credit facilities described above.

CREDIT RISK

In the Company’s financial operations, credit risk arises in connection with cash deposits with banks and when entering into forward exchange agreements, swap contracts or other financial instruments. In order to reduce this risk, deposits and financial instruments are only entered with a limited number of banks up to a calculated risk amount of $150 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. The policy of the Company is to work with banks that have a strong credit rating and that participate in the Company’s financing. In addition to this, deposits of up to an aggregate amount of $2.0 billion can be placed in U.S. and Swedish government paper and in certain AAA rated money market funds. As of December 31, 2017, the Company had placed $326 million in money market funds.

The table below shows debt maturity as cash flow in the upper part which is reconciled with reported debt in the last row. For a description of hedging instruments used as part of debt management, see the Financial Instruments section of Note 1 and Note 3.

DEBT PROFILE

							Total
PRINCIPAL AMOUNT BY EXPECTED MATURITY	2018	2019	2020	2021	2022	Thereafter	long-term	Total
U.S. private placement notes (incl. DRD1)) (Weighted average interest rate 3.8%)	$—	$268.0	$—	$275.0	$—	$767.0	$1,310.0	$1,310.0
Overdraft/Other short-term debt (incl. DRD1)) (Weighted average interest rate 2.0%)	17.5	—	—	—	—	—	—	17.5
Other long-term loans, incl. current portion (Weighted average interest rate 0.7%)	0.2	0.2	—	11.0	—	—	11.2	11.4
Total debt as cash flow, (incl. DRD1))	$17.7	$268.2	$—	$286.0	$—	$767.0	$1,321.2	$1,338.9
DRD adjustment	2.0	0.5	—	—	—	—	0.5	2.5
Total debt as reported	$19.7	$268.7	$—	$286.0	$—	$767.0	$1,321.7	$1,341.4

1)	Debt Related Derivatives (DRD), i.e. fair value adjustments to the carrying value of the underlying debt associated with hedging and a discounted fair value hedge.

13. Shareholders’ Equity

The number of shares outstanding as of December 31, 2017 was 86,972,854.

DIVIDENDS	2017	2016	2015
Cash dividend paid per share	$2.38	$2.30	$2.22
Cash dividend declared per share	$2.40	$2.32	$2.24

OTHER COMPREHENSIVE INCOME (LOSS)/ ENDING BALANCE1)	2017	2016	2015
Cumulative translation adjustments	$(230.5)	$(493.5)	$(345.9)
Net gain of cash flow hedge derivatives	(0.8)	8.1	0.2
Net pension liability	(56.2)	(80.1)	(63.0)
Purchase of subsidiary shares from non-controlling interest	—	—	0.2
Total (ending balance)	$(287.5)	$(565.5)	$(408.5)
Deferred taxes on the pension liability	$16.5	$35.3	$29.8

1)	The components of Other Comprehensive Income (Loss) are net of any related income tax effects.

SHARE REPURCHASE PROGRAM

The Company’s Board of Directors approved a share repurchase program in 2000 authorizing the repurchase of 10 million shares and subsequently expanded the authorization four times between 2000 and 2014 to 47.5 million shares. The Company made repurchases during the second quarter of 2017 and there were no share repurchases made during 2016. There is no expiration date for the share repurchase program. The Company is authorized to repurchase an additional 2,986,288 shares under the program at December 31, 2017.

SHARES	2017	2016	2015
Shares repurchased (shares in millions)	1.4	—	0.9
Cash paid for shares	$157.0	$—	$104.4

In total, Autoliv has repurchased 44.5 million shares between May 2000 and December 2017 for cash of $2,498 million, including commissions. Of the total amount of repurchased shares, 23.6 million shares were utilized for the equity unit offering during 2009-2012. In addition, 5.1 million shares have been utilized by the Stock Incentive Plan whereof 0.2 million, 0.1 million and 0.3 million were utilized during 2017, 2016 and 2015, respectively. At December 31, 2017, 15.8 million of the repurchased shares remain in treasury stock.

14. Supplemental Cash Flow Information

The Company’s payments for acquisitions of businesses and interests in affiliates, net of cash acquired were as follows:

	2017	2016	2015
Payments to acquire businesses:
Fair value of assets acquired, excluding cash	$(17.2)	$(529.5)	$(146.4)
Liabilities assumed	0.3	50.9	7.9
Fair value of earn-out and deferred purchase consideration	3.1	—	39.6
Less: Non-controlling interest	—	252.3	—
Payments to acquire businesses, net of cash acquired	$(13.8)	$(226.3)	$(98.9)
Payments to acquire equity method investments	(111.5)	—	—
Payments to acquire additional interests in subsidiaries	—	—	(4.2)
Payments to acquire businesses and interests in affiliates, total	$(125.3)	$(226.3)	$(103.1)

The Company has made the following acquisitions of businesses and interests in affiliates in the years presented in the table above:

2017: Fotonic i Norden dp AB (see Note 2) and Zenuity (50%) (see Note 7).

2016: Autoliv-Nissin Brake Systems (see Note 2).

2015: M/A-COM Automotive Solutions.

Payments for interest and income taxes were as follows:

	2017	2016	2015
Interest	$64	$64	$66
Income taxes	$204	$247	$214

15. Stock Incentive Plan

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

The fair value of the RSUs and PSs granted under the LTI program are calculated as the grant date fair value of the shares expected to be issued. For the grants made during 2017, the fair value of a PS and a RSU is calculated by using the closing stock price at grant date. For the grants made during 2016 and earlier, the fair value of a RSU and a PS was estimated using the Black Scholes valuation model because of the difference in the value resulting from dividend rights. The grant date fair value for the RSUs at February 19, 2017 was $7.9 million. This cost will be amortized straight line over the vesting period. The grant date fair value of the PSs at February 19, 2017 was also $7.9 million. For PSs, the grant date fair value of the number of awards expected to vest is based on the Company’s best estimate of ultimate performance against the respective targets and is recognized as compensation cost on a straight-line basis over the requisite vesting period of the awards. The Company assesses the expected achievement levels at the end of each quarter. As of December 31, 2017, the Company believes it is probable that the performance conditions for the two grants will be met, although at a different level, and has accrued for the compensation expense accordingly. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to compensation expense.

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

The source of the shares issued upon vesting of awards is generally from treasury shares. The Stock Incentive Plan provides for the issuance of up to 9,585,055 common shares for awards. At December 31, 2017, 6,438,452 of these shares have been issued for awards which includes 29,234 shares of common stock issued to non-executive directors in satisfaction of all or a portion of his or her annual base retainer for service on the Board. Included within the RSUs granted in 2017 are 9,297 RSUs issued to non-executive directors in satisfaction of all or a portion of his or her annual base retainer for service on the Board.

During 2015 and earlier, the awards were given in the form of stock options (SOs) and RSUs. All SOs were granted for 10-year terms, had an exercise price equal to the fair value of the share at the date of grant, and became exercisable after one year of continued employment following the grant date. The average grant date fair values of SOs were calculated using the Black-Scholes valuation model. The Company used historical exercise data for determining the expected life assumption. Expected volatility was based on historical and implied volatility. The table below includes the assumptions for all awards issued:

	2017	2016	2015
SOs
Risk-free interest rate	—	—	1.1%
Dividend yield 1)	—	—	2.3%
Expected life in years	—	—	3.4
Expected volatility	—	—	24.0%

PSs and RSUs
Dividend yield 2)	—	2.2%	—

1)	The dividend yield assumption is used for both SOs and the RSUs granted in 2015.
2)	Dividend equivalent rights applied to LTI program starting 2017.

The total stock (RSUs, PSs and SOs) compensation cost recognized in the Consolidated Statements of Net Income for 2017, 2016 and 2015 was $8.5 million, $11.1 million and $8.2 million, respectively. The total compensation cost related to non-vested awards not yet recognized is $14.8 million for RSUs and PSs and the weighted average period over which this cost is expected to be recognized is approximately 1.9 years. There are no remaining unrecognized compensation costs associated with stock options.

Information on the number of RSUs, PSs and SOs related to the Stock Incentive Plan during the period of 2015 to 2017 is as follows.

RSUs	2017	2016	2015
Weighted average fair value at grant date	$105.64	$100.77	$105.87

Outstanding at beginning of year	188,494	204,552	198,285
Granted	84,771	71,870	74,908
Shares issued	(70,795)	(66,651)	(58,186)
Cancelled/Forfeited/Expired	(14,060)	(21,277)	(10,455)
Outstanding at end of year	188,410	188,494	204,552

The grant date fair values for RSUs granted in 2014, 2013 and 2012 (vested in 2017, 2016 and 2015) were $5.7 million, $5.9 million and $4.5 million, respectively. The aggregate intrinsic value for RSUs outstanding at December 31, 2017 was $23.9 million.

PSs	2017	2016	2015
Weighted average fair value at grant date	$105.87	$98.57	N/A

Outstanding at beginning of year	138,548	—	N/A
Change in performance conditions	(69,274)	—	N/A
Granted	75,379	143,740	N/A
Shares issued	—	—	N/A
Cancelled/Forfeited/Expired	(4,762)	(5,192)	N/A
Outstanding at end of year	139,891	138,548	N/A

The PSs granted include assumptions regarding the ultimate number of shares that will be issued based on the probability of achievement of the performance conditions. Changes in those assumptions result in changes in the estimated shares to be issued which is reflected in the “Change in performance conditions” line above. The aggregate intrinsic value for PSs outstanding at December 31, 2017 was $16.7 million.

SOs	Number of options	Weighted average exercise price
Outstanding at Dec 31, 2014	538,825	$70.38
Granted	187,996	113.51
Exercised	(244,182)	68.82
Cancelled/Forfeited/Expired	(9,588)	92.70
Outstanding at Dec 31, 2015	473,051	$87.88
Granted	—	—
Exercised	(51,084)	88.10
Cancelled/Forfeited/Expired	(10,858)	102.31
Outstanding at Dec 31, 2016	411,109	$87.47
Granted	—	—
Exercised	(100,184)	79.58
Cancelled/Forfeited/Expired	(10,976)	112.20
Outstanding at Dec 31, 2017	299,949	$89.20

OPTIONS EXERCISABLE
At December 31, 2015	290,487	$71.76
At December 31, 2016	254,842	$71.48
At December 31, 2017	299,949	$89.20

The following summarizes information about SOs outstanding and exercisable at December 31, 2017:

RANGE OF EXERCISE PRICES	Number outstanding	Remaining contract life (in years)	Weighted average exercise price
$16.31 – $19.96	13,744	1.14	$16.31
$44.70 – $49.60	17,125	2.14	$44.70
$51.67 – $59.01	6,875	0.14	$51.67
$67.00 – $69.18	51,450	4.76	$68.35
$72.95 – $94.87	87,474	5.55	$90.52
$113.36 – $126.46	123,281	7.13	$113.36
	299,949	5.54	$89.20

RANGE OF EXERCISE PRICES	Number exercisable	Remaining contract life (in years)	Weighted average exercise price
$16.31 – $19.96	13,744	1.14	$16.31
$44.70 – $49.60	17,125	2.14	$44.70
$51.67 – $59.01	6,875	0.14	$51.67
$67.00 – $69.18	51,450	4.76	$68.35
$72.95 – $94.87	87,474	5.55	$90.52
$113.36 – $126.46	123,281	7.13	$113.36
	299,949	5.54	$89.20

The total aggregate intrinsic value, which is the difference between the exercise price and $127.08 (closing price per share at December 31, 2017), for all “in the money” SOs, both outstanding and exercisable as of December 31, 2017, was $11.3 million. The average grant date fair value of SOs granted during 2015 was estimated at $16.72 per share.

16. Contingent Liabilities

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

In October 2014, one of the Company’s Brazilian subsidiaries received a notice of deficiency from the state tax authorities from the state of São Paulo, Brazil which, primarily, alleged violations of ICMS (VAT) payments and improper warehousing documentation. The aggregate assessment for all alleged violations was R$80.9 million (approximately $24.3 million), inclusive of fines, penalties and interest. The Company believes the full amount assessed is baseless and that it has reasonable legal and factual defenses to the assessment and, consequently, plans to defend its interests vigorously. However, the Company believes that a loss is probable with respect to at least a portion of the assessed amount and has accrued an amount in 2015, which amount remains accrued as of December 31, 2017, that was not material to the Company’s results of operations. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

In March 2015, the Company was informed of an investigation being conducted in Turkey by the Directorate of Kocaeli Customs Custody, Smuggling and Enquiry into the Company’s import and customs payment structure and the associated import taxes and fees for the period of 2006–2012. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has made no provision for any expenses as of December 31, 2017 with respect to this investigation.

ANTITRUST MATTERS

Authorities in several jurisdictions are currently or have been conducting broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations include, but are not limited to, segments in which the Company operates. In addition to concluded and pending matters, authorities of other countries with significant light vehicle manufacturing or sales may initiate similar investigations. It is the Company’s policy to cooperate with governmental investigations.

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for an investigation of anti-competitive behavior among suppliers of occupant safety systems.

On November 22, 2017, the EC concluded a discrete portion of its investigation and imposed a fine on the Company of EUR 8.1 million (approximately $9.7 million) with respect to this portion of the EC’s overall investigation while it continues the more significant portion of its investigation. The Company accrued EUR 8.3 million (approximately $9.9 million) in the third quarter of 2017 with respect to this discrete portion of the investigation, which also remains accrued as of December 31, 2017.

Management does not believe the outcome of this discrete portion of the EC’s investigation as noted above provides an indication of the total probable loss associated with the EC investigation as a whole. The Company remains unable to estimate the financial impact of what the Company believes to be the substantially more significant, continuing portion of the investigation or predict the reporting periods in which such financial impact may be recorded. Consequently, the Company has not recorded a provision for loss as of December 31, 2017 other than as noted above for the discrete portion of the investigation. However, management believes it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the continuing portion of the investigation is resolved or becomes estimable.

In August 2014, the Competition Commission of South Africa (the “CCSA”) contacted the Company regarding an investigation into the Company’s sales of occupant safety systems in South Africa. In September 2017, the Company entered into a settlement agreement with the CCSA in which the Company agreed to pay an administrative penalty of R150 million (approximately $12 million), which the Competition Tribunal in South Africa confirmed on November 22, 2017. The Company had previously accrued a total of approximately $6 million as of year-end 2016 and $5 million in the third quarter of 2017 for this matter, and has accrued an additional amount of approximately $1 million in the fourth quarter of 2017 with respect to the settlement. As of December 31, 2017, the total accrual for this matter amounts to R150 million (approximately $12 million), and this amount was paid during February 2018.

On July 6, 2015, the Company learned that the General Superintendence of the Administrative Council for Economic Defense (“CADE”) in Brazil had initiated an investigation of an alleged cartel involving sales in Brazil of seatbelts, airbags, and steering wheels by the Company’s Brazilian subsidiary and the Brazilian subsidiary of a competitor. In November 2016, the Company and the CADE entered into a settlement agreement with respect to this matter for an amount that is not material to the Company’s results of operations. Settlement amounts were accrued for this matter during the periods ended December 31, 2015 and December 31, 2016, and final payment of the accrued amounts was made in the first quarter of 2017.

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

In May 2014, the Company, without admitting any liability, entered into separate settlement agreements with representatives of the three classes of plaintiffs then pending in the MDL. Pursuant to the settlement agreements, the Company agreed to pay $40 million to the direct purchaser settlement class, $6 million to the auto dealer settlement class, and $19 million to the end-payor settlement class, for a total of $65 million. This amount was expensed during the second quarter of 2014. In exchange, the plaintiffs agreed that the plaintiffs and the settlement classes would release Autoliv from all claims regarding their U.S. purchases that were or could have been asserted on behalf of the three classes in the MDL. In January 2015, the MDL court granted final approval of the direct purchaser class settlement, which had been reduced to approximately $35.5 million because of opt-outs; in December 2015, the MDL court granted final approval of the auto dealer class settlement; and in June 2016, the MDL court granted final approval of the end-payor class settlement, over the objections of several individual class members, some of whom appealed the MDL court’s approval of the Company’s end-payor settlement and several other defendants’ settlements that were approved at the same time. These appeals were voluntarily dismissed, and the MDL court’s approval of the Company’s settlement with the end-payor class became final as of the last such dismissal, on September 20, 2017. In addition, several individuals and one insurer (and its affiliated entities) opted-out of the end-payor class settlements, including the Company’s settlement. The class settlements do not resolve any claims of settlement class members who opt-out of the settlements or the unasserted claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities.

In September 2016, the insurer (and its affiliated entities) that opted out of the end-payor class settlement filed an antitrust lawsuit in the United States District Court for the Eastern District of Michigan, the venue for the MDL, against the Company and the other settling defendants in the end-payor class settlements. The defendants’ motion to dismiss the complaint on various grounds is pending. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

PRODUCT WARRANTY, RECALLS AND INTELLECTUAL PROPERTY

Autoliv is exposed to various claims for damages and compensation if its products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected or is defective, the Company may face warranty and recall claims. Where such (actual or alleged) failure or defect results, or is alleged to result, in bodily injury and/or property damage, the Company may also face product liability and other claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Government safety regulators may also play a role in warranty and recall practices. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products when the product supplied did not perform as represented by us or expected by the customer. Accordingly, the future costs of warranty claims by the customers may be material. However, the Company believes its established reserves are adequate. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the adequacy of these reserves, and adjusts them when appropriate. However, the final amounts actually due related to these matters could differ materially from the Company’s recorded estimates.

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

The table in Note 11 Product Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the fiscal year ended December 31, 2017.

17. Lease Commitments

OPERATING LEASES

The Company leases certain offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment under operating lease contracts. The operating leases, some of which are non-cancellable and include renewals, expire at various dates through 2045. The Company pays most maintenance, insurance and tax expenses relating to leased assets. Rental expense for operating leases was $52.8 million, $46.9 million and $40.9 million for 2017, 2016 and 2015, respectively.

At December 31, 2017, future minimum lease payments for non-cancellable operating leases totaled $152.4 million and are payable as follows (in millions): 2018: $47.8; 2019: $32.1; 2020: $24.1; 2021: $14.1; 2022: $11.1; 2023 and thereafter: $23.2.

BUILD-TO-SUIT LEASES

The Company has entered into “build-to-suit” lease arrangements, in addition to the operating leases above, for certain manufacturing and research buildings. The Company will be deemed the owner of the buildings for accounting purposes during the construction period due to the terms of the arrangements.

At December 31, 2017, future minimum lease payments for non-cancellable build-to-suit lease obligations totaled $77.7 million and are payable as follows (in millions): 2018: $0.6; 2019: $4.5; 2020: $4.6; 2021: $4.7; 2022: $4.8; 2023 and thereafter: $58.5.

CAPITAL LEASES

The Company leases certain property, plant and equipment under capital lease contracts. The capital leases expire at various dates through 2021.

At December 31, 2017, future minimum lease payments for non-cancellable capital leases totaled $11.8 million and are payable as follows (in millions): 2018: $0.8; 2019: $0.7; 2020: $0.6; 2021: $9.7; 2022: $0.0; 2023 and thereafter: $0.0.

18. Retirement Plans

DEFINED CONTRIBUTION PLANS

Many of the Company’s employees are covered by government sponsored pension and welfare programs. Under the terms of these programs, the Company makes periodic payments to various government agencies. In addition, in some countries the Company sponsors or participates in certain non-governmental defined contribution plans. Contributions to defined contribution plans for the years ended December 31, 2017, 2016 and 2015 were $22.2 million, $21.3 million and $19.9 million, respectively.

MULTIEMPLOYER PLANS

The Company participates in multiemployer plans in Sweden, Canada, Spain, the Netherlands and Japan which are all deemed insignificant. The largest of these plans is in Sweden, the ITP-2 pension plan, which is funded through Alecta. For employees born before 1979, the plan provides a final pay pension benefit based on all service with participating employers. The Company must pay for wage increases in excess of inflation on service earned with previous employers. The plan also provides disability and family benefits. The plan is more than 100% funded. The Company contributions to the multiemployer plan in Sweden for the years ended December 31, 2017, 2016 and 2015 were $9.7 million, $4.4 million and $2.2 million, respectively.

DEFINED BENEFIT PLANS

The Company has a number of defined benefit pension plans, both contributory and non-contributory, in the U.S., Canada, Germany, France, Japan, Mexico, Sweden, South Korea, India, Turkey, Thailand, Philippines and the United Kingdom. There are funded as well as unfunded plan arrangements which provide retirement benefits to both U.S. and non-U.S. participants.

The main plan is the U.S. plan for which the benefits are based on an average of the employee’s earnings in the years preceding retirement and on credited service. In a prior year, the Company closed participation in the Autoliv ASP, Inc. Pension Plan to exclude those employees hired after December 31, 2003. Within the U.S. there is also a non-qualified restoration plan that provides benefits to employees whose benefits in the primary U.S. plan are restricted by limitations on the compensation that can be considered in calculating their benefits. During December 2017 the Company decided to amend the U.S. defined pension plan, communicating a benefits freeze that will begin on December 31, 2021. There were no curtailment expenses due to U.S. plan freeze. The curtailment caused a decrease in the projected benefit obligation (PBO) of $62 million as of December 31, 2017, with the offset recorded to OCI.

For the Company’s non-U.S. defined benefit plans the most significant individual plan resides in the U.K. The Company has closed participation in the U.K. defined benefit plan to exclude all employees hired after April 30, 2003 with few members accruing benefits.

CHANGES IN BENEFIT OBLIGATIONS AND PLAN ASSETS FOR THE PERIODS ENDED DECEMBER 31

	U.S.		Non-U.S.
	2017	2016	2017	2016
Benefit obligation at beginning of year	$361.2	$324.6	$260.6	$215.8
Service cost	9.0	8.3	15.5	14.9
Interest cost	14.8	14.6	6.9	7.0
Actuarial (gain) loss due to:
Change in discount rate	53.4	25.9	7.2	21.4
Experience	(2.0)	5.9	(4.4)	(2.0)
Other assumption changes	4.2	(6.5)	1.1	0.5
Plan participants’ contributions	—	—	0.1	0.1
Plan amendments	—	—	0.0	2.1
Benefits paid	(9.8)	(11.6)	(9.0)	(8.7)
Curtailments	(62.2)	—	(2.7)	(6.9)
Special termination benefits	—	—	0.3	0.1
Acquisition	—	—	0.5	35.3
Other	—	—	(0.3)	(0.3)
Translation difference	—	—	24.1	(18.7)
Benefit obligation at end of year	$368.6	$361.2	$299.9	$260.6

Fair value of plan assets at beginning of year	$256.5	$240.0	$127.8	$103.4
Actual return on plan assets	44.5	21.3	5.4	12.1
Company contributions	6.7	6.8	11.9	9.8
Plan participants’ contributions	—	—	0.1	0.1
Benefits paid	(9.8)	(11.6)	(9.0)	(8.7)
Settlements	—	—	(2.7)	(0.6)
Acquisition	—	—	0.6	25.9
Other	—	—	(0.3)	(0.3)
Translation difference	—	—	10.9	(13.9)
Fair value of plan assets at year end	$297.9	$256.5	$144.7	$127.8
Funded status recognized in the balance sheet	$(70.7)	$(104.7)	$(155.2)	$(132.8)

The U.S. plan provides that benefits may be paid in the form of a lump sum if so elected by the participant. In order to more accurately reflect a market-derived pension obligation, Autoliv adjusts the assumed lump sum interest rate to reflect market conditions as of each December 31. This methodology is consistent with the approach required under the Pension Protection Act of 2006, which provides the rules for determining minimum funding requirements in the U.S.

COMPONENTS OF NET PERIODIC BENEFIT COST ASSOCIATED WITH THE DEFINED BENEFIT RETIREMENT PLANS

	U.S.
	2017	2016	2015
Service cost	$9.0	$8.3	$9.9
Interest cost	14.8	14.6	14.4
Expected return on plan assets	(17.6)	(16.6)	(17.5)
Amortization of prior service credit	0.0	(0.9)	(1.0)
Amortization of actuarial loss	6.0	4.8	7.7
Curtailment loss (gain)	0.2	—	—
Net periodic benefit cost	$12.4	$10.2	$13.5

COMPONENTS OF NET PERIODIC BENEFIT COST ASSOCIATED WITH THE DEFINED BENEFIT RETIREMENT PLANS (CONTINUED)

	Non-U.S.
	2017	2016	2015
Service cost	$15.5	$14.9	$14.4
Interest cost	6.9	7.0	7.0
Expected return on plan assets	(3.8)	(3.9)	(3.8)
Amortization of prior service costs	0.5	0.4	0.3
Amortization of actuarial loss	2.1	1.5	3.1
Settlement loss (gain)	0.0	(2.5)	0.0
Curtailment loss (gain)	—	0.1	0.0
Special termination benefits	0.3	0.1	0.1
Net periodic benefit cost	$21.5	$17.6	$21.1

The estimated prior service credit for the U.S. defined benefit pension plans that will be amortized from other comprehensive income into net benefit cost over the next fiscal year is immaterial. Amortization of net actuarial losses is expected to be $1.9 million in 2018. Net periodic benefit cost associated with these U.S. plans was $12.4 million in 2017 and is expected to be approximately $3.1 million in 2018. The estimated prior service cost and net actuarial loss for the non-U.S. defined benefit pension plans that will be amortized from other comprehensive income into net benefit cost over the next fiscal year are $0.5 million and $1.6 million, respectively. Net periodic benefit cost associated with these non-U.S. plans was $21.5 million in 2017 and is expected to be around $21.8 million in 2018. The amortization of the net actuarial loss is made over the estimated remaining service lives of the plan participants, 10 years for U.S. and 7-20 years for non-U.S. participants, varying between the different countries depending on the age of the work force.

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME BEFORE TAX AS OF DECEMBER 31

	U.S.		Non-U.S.
	2017	2016	2017	2016
Net actuarial loss (gain)	$56.2	$95.6	$39.1	$35.7
Prior service cost (credit)	0.1	0.3	3.7	3.8
Total accumulated other comprehensive income recognized in the balance sheet	$56.3	$95.9	$42.8	$39.5

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BEFORE TAX FOR THE PERIODS ENDED DECEMBER 31

	U.S.		Non-U.S.
	2017	2016	2017	2016
Total retirement benefit recognized in accumulated other comprehensive income at beginning of year	$95.9	$79.3	$39.5	$34.2
Net actuarial loss (gain)	(33.4)	20.5	2.1	7.8
Prior service cost	—	—	0.0	2.1
Amortization of prior service credit (cost)	(0.2)	0.9	(0.5)	(0.6)
Amortization of actuarial loss	(6.0)	(4.8)	(2.1)	(1.9)
Translation difference	—	—	3.8	(2.1)
Total retirement benefit recognized in accumulated other comprehensive income at end of year	$56.3	$95.9	$42.8	$39.5

The accumulated benefit obligation for the U.S. non-contributory defined benefit pension plans was $336.9 million and $292.4 million at December 31, 2017 and 2016, respectively. The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $241.7 million and $220.3 million at December 31, 2017 and 2016, respectively.

Pension plans for which the accumulated benefit obligation (ABO) is notably in excess of the plan assets reside in the following countries: U.S., France, Germany, Japan, South Korea and Sweden.

PENSION PLANS FOR WHICH ABO EXCEEDS THE FAIR VALUE OF PLAN ASSETS AS OF DECEMBER 31

	U.S.		Non-U.S.
	2017	2016	2017	2016
Projected Benefit Obligation (PBO)	$368.6	$361.2	$185.5	$185.7
Accumulated Benefit Obligation (ABO)	$336.9	$292.4	$147.1	$152.5
Fair value of plan assets	$297.9	$256.5	$29.6	$54.9

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual net periodic benefit cost.

ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATIONS AS OF DECEMBER 31

	U.S.		Non-U.S.1)
% WEIGHTED AVERAGE	2017	2016	2017	2016
Discount rate	3.55	4.15	0.25-3.60	0.50-3.90
Rate of increases in compensation level	2.65	2.65	2.00-5.00	2.00-5.00

ASSUMPTIONS USED TO DETERMINE THE NET PERIODIC BENEFIT COST FOR YEARS ENDED DECEMBER 31

	U.S.
% WEIGHTED AVERAGE	2017	2016	2015
Discount rate	4.15	4.50	4.00
Rate of increases in compensation level	2.65	2.65	3.50
Expected long-term rate of return on assets	7.08	7.08	7.08

Non-U.S.1)
% WEIGHTED AVERAGE	2017	2016	2015
Discount rate	0.50-3.90	0.50-4.10	0.50-4.00
Rate of increases in compensation level	2.00-5.00	2.25-5.00	2.25-5.00
Expected long-term rate of return on assets	1.50-6.00	1.50-6.15	2.60-6.15

1)	The Non-U.S. weighted average plan ranges in the tables above have been prepared using significant plans only, which in total represent around 90% of the total Non-U.S. projected benefit obligation.

The discount rate for the U.S. plans has been set based on the rates of return on high-quality fixed-income investments currently available at the measurement date and expected to be available during the period the benefits will be paid. The expected timing of cash flows from the plan has also been considered in selecting the discount rate. In particular, the yields on bonds rated AA or better on the measurement date have been used to set the discount rate. The discount rate for the U.K. plan has been set based on the weighted average yields on long-term high-grade corporate bonds and is determined by reference to financial markets on the measurement date.

The expected rate of increase in compensation levels and long-term rate of return on plan assets are determined based on a number of factors and must take into account long-term expectations and reflect the financial environment in the respective local market. The expected return on assets for the U.S. and U.K. plans are based on the fair value of the assets as of December 31.

The level of equity exposure is currently targeted at approximately 55% for the primary U.S. plan. The investment objective is to provide an attractive risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that Autoliv believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio. The Company has assumed a long-term rate of return on the U.S. plan assets of 7.08% for calculating the 2017 expense and 7.08% for calculating the 2018 expense.

The Company has assumed a long-term rate of return on the non-U.S. plan assets in a range of 1.50-6.00% for 2017. The closed U.K. plan which has a targeted and actual allocation of almost 100% debt instruments accounts for approximately 46% of the total non-U.S. plan assets.

Autoliv made contributions to the U.S. plan during 2017 and 2016 amounting to $6.7 million and $6.8 million, respectively. Contributions to the U.K. plan during 2017 and 2016 amounted to $1.2 million and $1.2 million, respectively. The Company expects to contribute $6.9 million to its U.S. pension plan in 2018 and is currently projecting a yearly funding at approximately the same level in the years thereafter. For the UK plan, which is the most significant non-U.S. pension plan, the Company expects to contribute $1.3 million in 2018 and in the years thereafter.

FAIR VALUE OF TOTAL PLAN ASSETS FOR YEARS ENDED DECEMBER 31

	U.S.	U.S.		Non-U.S.
ASSETS CATEGORY IN % WEIGHTED AVERAGE	Target allocation	2017	2016	2017	2016
Equity securities	55	56	56	17	14
Debt instruments	45	43	43	51	52
Other assets	—	1	1	32	34
Total	100	100	100	100	100

The following table summarizes the fair value of the Company’s U.S. and non-U.S. defined benefit pension plan assets:

	Fair value measurement at December 31, 2017	Fair value measurement at December 31, 2016
Assets
U.S. Equity
Large Cap	$15.7	$5.0
Non-U.S. Equity	8.1	13.2
Non-U.S. Bonds
Corporate	67.0	60.4
Aggregate	7.3	5.9
Insurance Contracts	38.8	36.7
Other Investments	11.0	9.8
Assets at fair value Level 2	147.9	131.0
Investments measured at net asset value (NAV):
Common collective trusts	294.7	253.3
Total	$442.6	$384.3

The fair value measurement level within the fair value hierarchy (see note 3) is based on the lowest level of any input that is significant to the fair value measurement. Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Plan assets not measured using the NAV are classified as Level 2 in the table above. Plan assets measured using the NAV mainly relate to the U.S. defined benefit pension plans and are separately disclosed as Common collective trusts below the level 2 assets in the table above.

The estimated future benefit payments for the pension benefits reflect expected future service, as appropriate. The amount of benefit payments in a given year may vary from the projected amount, especially for the U.S. plan since historically this plan pays the majority of benefits as a lump sum, where the lump sum amounts vary with market interest rates.

PENSION BENEFITS EXPECTED PAYMENTS	U.S.	Non-U.S.
2018	$17.5	$9.7
2019	$18.6	$11.5
2020	$20.3	$11.7
2021	$23.6	$12.7
2022	$26.0	$12.6
Years 2023-2027	$149.0	$80.4

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company currently provides postretirement health care and life insurance benefits to most of its U.S. retirees. Such benefits in other countries are included in the tables below, but are not significant.

In general, the terms of the plans provide that U.S. employees who retire after attaining age 55, with 15 years of service (5 years before December 31, 2006), are reimbursed for qualified medical expenses up to a maximum annual amount. Spouses for certain retirees are also eligible for reimbursement under the plan. Life insurance coverage is available for those who elect coverage under the retiree health plan. During 2014, the plan was amended to move from a self-insured model where employees were charged an estimated premium based on anticipated plan expenses for continued coverage, to a plan where retirees are provided a fixed contribution to a Health Retirement Account (HRA). Retirees can use the HRA funds to purchase insurance through a private exchange. Employees hired on or after January 1, 2004 are not eligible to participate in the plan.

The Company has reviewed the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Part D) on its financial statements. Although the Plan may currently qualify for a subsidy from Medicare, the amount of the subsidy is so small that the expenses incurred to file for the subsidy may exceed the subsidy itself. Therefore, the impact of any subsidy is ignored in the calculations as Autoliv will not be filing for any reimbursement from Medicare.

CHANGES IN BENEFIT OBLIGATIONS AND PLAN ASSETS FOR POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS AS OF DECEMBER 31

	2017	2016	2015
Benefit obligation at beginning of year	$18.5	$19.3	$21.0
Service cost	0.4	0.4	0.5
Interest cost	0.7	0.8	0.8
Actuarial (gain) loss due to:
Change in discount rate	1.6	0.7	(1.2)
Experience	(0.9)	(0.1)	(0.9)
Other assumption changes	—	(2.9)	(0.9)
Plan amendments	0.1	0.2	0.0
Benefits paid	(0.2)	(0.3)	(0.2)
Other	0.9	0.4	0.2
Benefit obligation at end of year	$21.1	$18.5	$19.3
Fair value of plan assets at beginning of year	$—	$—	$—
Company contributions	0.2	0.3	0.2
Benefits paid	(0.2)	(0.3)	(0.2)
Fair value of plan assets at end of year	$—	$—	$—
Accrued postretirement benefit cost recognized in the balance sheet	$21.1	$18.5	$19.3

The liability for postretirement benefits other than pensions is classified as other non-current liabilities in the balance sheet.

COMPONENTS OF NET PERIODIC BENEFIT COST ASSOCIATED WITH THE POST RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

PERIOD ENDED DECEMBER 31	2017	2016	2015
Service cost	$0.4	$0.4	$0.5
Interest cost	0.7	0.8	0.8
Amortization of prior service cost	(2.3)	(2.1)	(2.2)
Amortization of actuarial loss	(0.5)	(0.1)	(0.1)
Net periodic benefit (credit) cost	$(1.7)	$(1.0)	$(1.0)

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME BEFORE TAX ASSOCIATED WITH POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS AS OF DECEMBER 31

	U.S.		Non-U.S.
	2017	2016	2017	2016
Net actuarial loss (gain)	$(3.7)	$(4.8)	$1.5	$(1.5)
Prior service cost (credit)	(10.6)	(12.8)	(0.4)	0.2
Total accumulated other comprehensive income recognized in the balance sheet	$(14.3)	$(17.6)	$1.1	$(1.3)

For measuring end-of-year obligations at December 31, 2016, health care trends are not needed due to the fixed-cost nature of the benefits provided in 2014 and beyond. After 2014, all retirees receive a fixed dollar subsidy toward the cost of their health benefits. This individual retiree subsidy will not increase in future years.

The weighted average discount rate used to determine the U.S. postretirement benefit obligation was 3.75% in 2017 and 4.40% in 2016. The average discount rate used in determining the postretirement benefit cost was 4.40% in 2017, 4.65% in 2016 and 4.20% in 2015.

A one percentage point increase or decrease in the annual health care cost trend rates would have had no impact on the Company’s net benefit cost for the current period or on the accumulated postretirement benefit obligation at December 31, 2017. This is due to the fixed-dollar nature of the benefits provided under the postretirement benefit plan.

The estimated net gain and prior service credit for the postretirement benefit plans that will be amortized from other comprehensive income into net benefit cost over the next fiscal year are approximately $(2.5) million combined.

The estimated future benefit payments for the postretirement benefits reflect expected future service as appropriate.

POSTRETIREMENT BENEFITS	EXPECTED PAYMENTS
2018	$0.5
2019	$0.6
2020	$0.6
2021	$0.7
2022	$0.8
Years 2023–2027	$4.5

19. Segment Information

The Company has two operating segments, Passive Safety and Electronics. Passive Safety includes Autoliv’s airbag and seatbelt products and components, while Electronics combines all of Autoliv’s electronics resources and expertise in restraint control systems, brake control systems and active safety. The operating results of the operating segments are regularly reviewed by the Company’s chief operating decision maker to assess the performance of the individual operating segments and make decisions about resources to be allocated to the operating segments.

NET SALES, INCLUDING INTERSEGMENT SALES	2017	2016	2015
Passive Safety	$8,134.6	$7,918.8	$7,621.2
Electronics	2,322.2	2,215.6	1,588.7
Total segment sales	10,456.8	10,134.4	9,209.9
Corporate and other	3.1	5.8	14.7
Intersegment sales	(77.3)	(66.6)	(55.0)
Total net sales	$10,382.6	$10,073.6	$9,169.6

INCOME BEFORE INCOME TAXES	2017	2016	2015
Passive Safety	$833.4	$817.7	$669.2
Electronics1)	(180.2)	61.5	64.5
Segment operating income	653.2	879.2	733.7
Corporate and other	(47.9)	(31.5)	(5.9)
Interest and other non-operating expenses, net	(69.8)	(46.5)	(56.8)
Income from equity method investments	(29.0)	2.6	4.7
Income before income taxes	$506.5	$803.8	$675.7

1)	Goodwill impairment charge reduced income before income taxes by $234 million in 2017.

CAPITAL EXPENDITURES	2017	2016	2015
Passive Safety	$465.2	$394.7	$405.6
Electronics	109.6	100.9	53.2
Corporate and other	5.3	11.2	7.0
Total capital expenditures	$580.1	$506.8	$465.8

DEPRECIATION AND AMORTIZATION	2017	2016	2015
Passive Safety	$302.7	$278.5	$264.5
Electronics	112.6	96.1	49.3
Corporate and other	10.5	8.4	5.3
Total depreciation and amortization	$425.8	$383.0	$319.1

SEGMENT ASSETS	2017	2016
Passive Safety	$6,114.2	$5,637.0
Electronics1)	1,588.4	1,715.5
Segment assets	$7,702.6	$7,352.5
Corporate and other 2)	847.3	881.9
Total assets	$8,549.9	$8,234.4

1)	Goodwill impairment charge reduced segment assets by $234 million in 2017.
2)	Corporate and other assets mainly consist of cash and cash equivalents, income taxes and equity method investments.

The Company’s customers consist of all major European, U.S. and Asian automobile manufacturers. Sales to individual customers representing 10% or more of net sales were:

In 2017: Renault 13% (including Nissan and Mitsubishi), Ford 10%, Honda 10% and Hyundai/Kia 10%.

In 2016: Renault 11% (including Nissan), Ford 11% and Hyundai/Kia 11%.

In 2015: GM 12% (including Opel, etc.), Ford 12% and Renault 10% (including Nissan).

NET SALES BY REGION	2017	2016	2015
Asia	$3,845.0	$3,617.4	$3,077.4
Whereof: China	1,839.0	1,766.2	1,523.7
Japan	1,040.8	949.7	668.0
Rest of Asia	965.2	901.5	885.7
Americas	3,247.4	3,380.4	3,264.8
Europe	3,290.2	3,075.8	2,827.4
Total	$10,382.6	$10,073.6	$9,169.6

The Company has attributed net sales to the geographic area based on the location of the entity selling the final product.

External sales in the U.S. amounted to $2,501 million, $2,694 million and $2,469 million in 2017, 2016 and 2015, respectively. Of the external sales, exports from the U.S. to other regions amounted to approximately $521 million, $645 million and $527 million in 2017, 2016 and 2015, respectively.

NET SALES BY PRODUCT	2017	2016	2015
Airbag Products1)	$5,342.3	$5,255.8	$5,036.2
Seatbelt Products1)	2,793.6	2,665.2	2,599.1
Restraint Control Systems	997.3	1,031.0	923.2
Active Safety	776.6	738.6	611.1
Brake Control Systems	472.8	383.0	—
Total net sales	$10,382.6	$10,073.6	$9,169.6

3)	Including Corporate and other sales.

LONG-LIVED ASSETS	2017	2016
Asia	$1,281	$1,147
Whereof: China	665	556
Japan	380	376
Rest of Asia	236	215
Americas	1,978	2,206
Europe	1,086	741
Total	$4,345	$4,094

Long-lived assets in the U.S. amounted to $1,951 million and $2,018 million for 2017 and 2016, respectively. For 2017, $1,541 million (2016, $1,678 million) of the long-lived assets in the U.S. refers to intangible assets, principally from acquisition goodwill.

20. Earnings Per Share

The computation of basic and diluted EPS under the two-class method were as follows:

	2017	2016	2015
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$427.1	$567.1	$456.8
Participating share awards with dividend equivalent rights	0.0	—	—
Net income available to common shareholders	427.1	567.1	456.8
Earnings allocated to participating share awards 1)	0.0	—	—
Net income attributable to common shareholders	$427.1	$567.1	$456.8

Denominator: 1)
Basic: Weighted average common stock	87.5	88.2	88.2
Add: Weighted average stock options/share awards	0.2	0.2	0.2
Diluted:	87.7	88.4	88.4

Basic EPS	$4.88	$6.43	$5.18
Diluted EPS	$4.87	$6.42	$5.17

1)

The Company’s unvested RSUs and PSs, of which some included the right to receive non-forfeitable dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

There were approximately 0.1 million antidilutive shares outstanding for the year ended December 31, 2017, approximately 0.2 million antidilutive shares outstanding for the year ended December 31, 2016 and 2 thousand antidilutive shares outstanding for the year ended December 31, 2015.

21. Subsequent Events

There were no reportable events subsequent to December 31, 2017.

22. Quarterly Financial Data (unaudited)

2017	Q1	Q2	Q3	Q4
Net sales	$2,608.1	$2,544.9	$2,500.4	$2,729.2
Gross profit	542.5	535.5	504.3	566.7
Income before taxes	194.4	190.2	132.5	(10.6)
Net income	142.1	128.3	88.2	(55.6)
Net income attributable to controlling interest	143.9	129.8	90.8	62.6
Earnings per share
– basic	$1.63	$1.48	$1.04	$0.72
– diluted	$1.62	$1.47	$1.04	$0.72
Dividends paid	$0.58	$0.60	$0.60	$0.60

2016	Q1	Q2	Q3	Q4
Net sales	$2,430.0	$2,578.5	$2,461.3	$2,603.8
Gross profit	501.0	526.5	495.3	534.2
Income before taxes	190.3	200.4	185.1	228.0
Net income	133.5	148.4	135.5	144.2
Net income attributable to controlling interest	133.2	148.4	137.8	147.7
Earnings per share
– basic	$1.51	$1.68	$1.56	$1.67
– diluted	$1.51	$1.68	$1.56	$1.67
Dividends paid	$0.56	$0.58	$0.58	$0.58

Quarterly movements

In the fourth quarter of 2017, income before taxes was negatively impacted by the Company recognizing an impairment charge of the full goodwill amount of $234.2 million related to the joint venture Autoliv Nissin Brake Systems (ANBS), which was due to a lower than originally anticipated sales development.  Net income attributable to controlling interest was primarily impacted by our share of the goodwill impairment charge as the majority holder of ANBS amounting to $100 million net of tax.

EXCHANGE RATES FOR KEY CURRENCIES VS. U.S.

	2017	2017	2016	2016	2015	2015	2014	2014	2013	2013
	Average	Year end	Average	Year end	Average	Year end	Average	Year end	Average	Year end
EUR	1.129	1.196	1.106	1.052	1.110	1.094	1.327	1.218	1.328	1.374
CNY	0.148	0.154	0.150	0.144	0.159	0.154	0.162	0.161	0.162	0.165
JPY/1000	8.916	8.878	9.222	8.544	8.261	8.303	9.452	8.367	10.256	9.494
KRW/1000	0.885	0.937	0.863	0.832	0.885	0.854	0.950	0.913	0.914	0.949
MXN	0.053	0.051	0.053	0.048	0.063	0.058	0.075	0.068	0.078	0.077
SEK	0.117	0.121	0.117	0.110	0.119	0.120	0.146	0.128	0.153	0.154
BRL	0.313	0.302	0.289	0.307	0.306	0.259	0.426	0.370	0.463	0.427

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

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Autoliv’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework).

Based on our assessment, we believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

(b) Attestation Report of the Registered Public Accounting Firm

Ernst & Young AB has issued an attestation report on the Company’s internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8. Financial Statements and Supplementary Data for the year ended December 31, 2017.

(c) Changes in Internal Control over Financial Reporting

During fiscal year 2017, we made changes to our internal controls as part of our efforts to adopt the new revenue recognition standard, ASC 606, Revenue from Contracts with Customers. These included the development of new policies, new training and ongoing contract review requirements. As we continue the implementation process, we expect that there may be additional changes in internal controls over financial reporting. However, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding executive officers, directors and nominees for election as directors of Autoliv, Autoliv’s Audit Committee, Autoliv’s code of ethics, and compliance with Section 16(A) of the Securities Exchange Act is incorporated herein by reference from the information under the captions “Executive Officers of the Company” and “Item 1: Election of Directors”, “Committees of the Board” and “Audit Committee Report”, “Corporate Governance Guidelines and Codes of Conduct and Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Company’s 2018 Proxy Statement. Information on Board meeting attendance is provided under the caption “Board Meetings” in the 2018 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 regarding executive compensation for the year ended December 31, 2017 is included under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the 2018 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Leadership Development and Compensation Committee is included in the sections “Compensation Committee Interlocks and Insider Participation” and “Leadership Development and Compensation Committee Report” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the 1997 Stock Incentive Plan

The following table provides information as of December 31, 2017, about the common stock that may be issued under the Autoliv, Inc. Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders (1)	628,250	$89.20	3,146,603
Equity compensation plans not approved by security holders	—	—	—
Total	628,250	$89.20	3,146,603

(1)	Autoliv, Inc. Stock Incentive Plan, as amended and restated on May 6, 2009, as amended by Amendment No. 1 dated December 17, 2010 and Amendment No. 2 dated May 8, 2012.
(2)	Excludes restricted stock units and performance shares which convert to shares of common stock for no consideration.
(3)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In 2017, no transactions took place that the Company deemed to require disclosure under Item 13. Further information regarding the Company’s policy and procedures concerning related party transactions is included under the caption “Related Person Transactions” in the 2018 Proxy Statement and is incorporated herein by reference. Information regarding director independence can be found under the caption “Board Independence” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of accounting services provided to Autoliv is included under the caption “Ratification of Appointment of Independent Auditors” in the 2018 Proxy Statement and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report
(1)	Financial Statements
(i)	Consolidated Statements of Net Income – Years ended December 31, 2017, 2016 and 2015;
(ii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016 and 2015;
(iii)	Consolidated Balance Sheets – as of December 31, 2017 and 2016;
(iv)	Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015;
(v)	Consolidated Statements of Total Equity – as of December 31, 2017, 2016 and 2015;
(vi)	Notes to Consolidated Financial Statements; and
(vii)	Reports of Independent Registered Public Accounting Firm.
(2)	Financial Statement Schedules

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, they are not required, or the information required is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

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

10.2+

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

10.5+

Form of Supplementary Agreement to Employment Agreement between Autoliv, Inc. and certain of its executive officers – pension, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 001-12933, filing date March 14, 2003).

10.6+

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

Exhibit No.	Description

10.8+

Retirement Benefits Agreement, dated August 14, 2007, between Autoliv AB and Mr. Jan Carlson, incorporated herein by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2007).

10.9+

Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, incorporated herein by reference to Appendix A of the Definitive Proxy Statement of Autoliv, Inc. on Schedule 14A (filing date March 23, 2009).

10.10

Revolving Credit Facility Agreement, dated June 21, 2010, between Autoliv AB, Autoliv, Inc., and Nordea Bank AB (publ), incorporated herein by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.11

Facility Agreement, dated June 21, 2010, among Autoliv, Inc., Autoliv AB, Swedish Export Credit Corporation, National Export Credits Guarantee Board and Skandinaviska Enskilda Banken AB (publ), incorporated herein by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.12+

Amendment No. 1 to the Autoliv, Inc. 1997 Stock Incentive Plan as amended and restated on May 6, 2009, dated December 17, 2010, incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2011).

10.13+

Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – pension, incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.14+

Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – non-equity incentive award, incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.15+

Amendment, dated December 19, 2011, to Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson (pension), incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.16	Remarketing Agreement, dated as of February 9, 2012, incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

10.17+

Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, dated May 8, 2012, incorporated herein by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.18+

Amendment, dated January 18, 2013 to Employment Agreement, dated March 31, 2007, between Autoliv, Inc. and Mr. Jan Carlson – additional pension, dated January 18, 2013, incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.19+

Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (with Change-in-Control Severance Agreement), incorporated herein by reference to Exhibit 10.34 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.20+

Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (without Change-in-Control Severance Agreement), incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.21+

Form of Change-in-Control Severance Agreement between Autoliv, Inc. and certain of its executive officers, incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.22

Form of Indemnification Agreement between Autoliv, Inc. and its directors and certain of its executive officers, incorporated herein by reference to Exhibit 99.i to the Annual Report on Form 10-K (File No. 001-12933, filing date February 24, 2009).

10.23†

Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.24

Guarantee Agreement, dated July 16, 2013, between European Investment Bank and Autoliv, Inc., incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.25

Form of Note Purchase and Guaranty Agreement, dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

10.26+

Form of Supplement to Employment Agreement between Autoliv, Inc. and certain of its executive officers, dated August 13, 2014 and effective as of September 1, 2014, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 23, 2014).

Exhibit No.	Description

10.27

Amendment, dated January 27, 2015, to the Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc., incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10- K (File No. 001-12933, filing date February 19, 2015).

10.28

Consulting Agreement, dated as of July 16, 2015, by and between Autoliv ASP Inc. and M/A-COM Technology Solutions Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date July 17, 2015).

10.29+

International Assignment Agreement, dated as of August 27, 2015, by and among Autoliv ASP, Inc., Autoliv AB and Steven Fredin, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date August 28, 2015).

10.30+

Employment Agreement, dated August 20, 2015, between Autoliv, Inc. and Lars Sjöbring, incorporated herein by reference to Exhibit 10.38 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2016).

10.31+

Separation Agreement, dated November 20, 2015, between Autoliv, Inc. and Mats Wallin, incorporated herein by reference to Exhibit 10.39 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2016).

10.32

General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of March 23, 2016, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 29, 2016).

10.33+

Form of performance shares award agreement to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 29, 2016).

10.34+

Form of restricted stock units award agreement to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 29, 2016).

10.35+

Employment Agreement, dated November 20, 2015, between Autoliv, Inc. and Mats Backman, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 22, 2016).

10.36+

Employment Agreement, dated December 15, 2015, between Autoliv, Inc. and Mikael Bratt, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 22, 2016).

10.37

Facilities Agreement of $1,100,000,000, dated July 14, 2016, among Autoliv, Inc., Autoliv ASP, Inc., Autoliv AB, HSBC Bank PLC, Mizuho Bank, Ltd. and Investment Banking, Skandinaviska Enskilda Banken AB (publ), and the other parties and lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 27, 2016).

10.38+

Mutual Separation Agreement, dated May 31, 2016 and effective as of May 18, 2016, between Autoliv, Inc. and Jonas Nilsson, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 27, 2016).

10.39+

Mutual Separation Agreement, dated September 30, 2016 and effective as of October 1, 2016, between Autoliv, Inc. and Frank Melzer, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 27, 2016).

10.40+

Supplement to Employment Agreement, dated October 3, 2016, between Autoliv, Inc. and Johan Löfvenholm, incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2017).

10.41+

Supplement to Employment Agreement, dated October 3, 2016, between Autoliv, Inc. and Steve Fredin, incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2017).

10.42+

Autoliv, Inc. Non-employee Director Compensation Policy, effective January 1, 2017, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.43+

Amendment No. 3 to the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, dated April 24, 2017, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.44+

Form of Non-Employee Director restricted stock unit award agreement to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.45+

Form of Employee restricted stock unit award agreement (2017) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.46+

Form of performance share award agreement (2017) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

Exhibit No.	Description

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

101*

The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Total Equity; and (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
+	Management contract or compensatory plan.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 22, 2018.

AUTOLIV, INC.
(Registrant)

By	/s/ Mats Backman
Mats Backman
Group Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 22, 2018.

Title	Name

Chairman of the Board of Directors,	/s/ Jan Carlson
Chief Executive Officer and President (Principal Executive Officer)	Jan Carlson

Group Vice President and Chief Financial Officer	/s/ Mats Backman
(Principal Financial and Principal Accounting Officer)	Mats Backman

Director	/s/ Robert W. Alspaugh
Robert W. Alspaugh

Director	/s/ Leif Johansson
Leif Johansson

Director	/s/ David E. Kepler
David E. Kepler

Director	/s/ Franz-Josef Kortüm
Franz-Josef Kortüm

Director	/s/ Xiaozhi Liu
Xiaozhi Liu

Director	/s/ James M. Ringler
James M. Ringler

Director	/s/ Kazuhiko Sakamoto
Kazuhiko Sakamoto

Director	/s/ Wolfgang Ziebart
Wolfgang Ziebart

Glossary and Definitions

In this report, the following company or industry specific terms and abbreviations are used:

BCC

Best Cost Country

CAPITAL EMPLOYED

Total equity and net debt (net cash).

CAPITAL EXPENDITURES

Investments in property, plant and equipment.

CAPITAL TURN-OVER RATE

Annual sales in relation to average capital employed.

CPV

Content Per Vehicle, i.e. value of the safety products in a vehicle.

DAYS INVENTORY OUTSTANDING

Outstanding inventory relative to average daily sales.

DAYS RECEIVABLES OUTSTANDING

Outstanding receivables relative to average daily sales.

EARNINGS PER SHARE

Net income attributable to controlling interest relative to weighted average number of shares (net of treasury shares) assuming dilution and basic, respectively.

EBIT

Earnings before interest and taxes.

FREE CASH FLOW, NET

Cash flows from operating activities less capital expenditures, net.

GROSS MARGIN

Gross profit relative to sales.

HCC

High Cost Country

HEADCOUNT

Employees plus temporary, hourly personnel.

LEVERAGE RATIO

Debt per the Policy in relation to EBITDA per the Policy (Earnings Before Interest, Taxes, Depreciation and Amortization), see Non-U.S. GAAP Performance Measures in Item 7 for calculation of this non-U.S. GAAP measure.

LMPU

Labor minutes per produced unit.

LVP

Light vehicle production of light motor vehicles with a gross weight of up to 3.5 metric tons.

NET DEBT (CASH)

Short and long-term debt including debt-related derivatives less cash and cash equivalents, see Non-U.S. GAAP Performance Measures in Item 7 for reconciliation of this non-U.S. GAAP measure.

NET DEBT TO CAPITALIZATION

Net debt in relation to total equity (including non-controlling interest) and net debt.

NUMBER OF EMPLOYEES

Employees with a continuous employment agreement, recalculated to full time equivalent heads.

OEM

Original Equipment Manufacturer referring to customers assembling new vehicles.

OPERATING MARGIN

Operating income relative to sales.

OPERATING WORKING CAPITAL

Current assets excluding cash and cash equivalents less current liabilities excluding short-term debt. Any current derivatives reported in current assets and current liabilities related to net debt are excluded from operating working capital. See Non-U.S. GAAP Performance Measures in Item 7 for reconciliation of this non-U.S. GAAP measure.

OUR MARKET

Passive Safety and Electronics. Passive safety products include seatbelts, airbags, and steering wheels. Electronics provide advanced active safety sensors and software used for both Advanced Driver Assistance Systems (“ADAS”) and Autonomous Driving (“AD”) solutions, Restraint Control Systems for deployment of airbags and seatbelt pretensioners, and Brake Control Systems.

PRETAX MARGIN

Income before taxes relative to sales.

RETURN ON CAPITAL EMPLOYED

Operating income and equity in earnings of affiliates, relative to average capital employed.

RETURN ON TOTAL EQUITY

Net income relative to average total equity.

ROA

Rest of Asia includes all Asian countries except China and Japan.

TOTAL EQUITY RATIO

Total equity relative to total assets.