Form 10-Q
period 2018-03-31
AUTOLIV INC
filed 2018-04-27
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

Commission File No.: 001-12933

AUTOLIV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Klarabergsviadukten 70, Section B7
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 23, 2018, there were 87,094,365 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv, Inc. (“Autoliv,” the “Company” or “we”) or its management believes or anticipates may occur in the future. All forward-looking statements, including without limitation, statements regarding management’s examination of historical operating trends and data, estimates of future sales, operating margin, cash flow, effective tax rate or other future operating performance or financial results, the completion and timing of the proposed spin-off and the outlook for Passive Safety and Electronics as separate businesses if the spin-off is completed are based upon our current expectations, various assumptions and/or data available from third parties. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “would,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations, restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the resolution of the Toyota Recall (defined below)); higher expenses for our pension and other postretirement benefits including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended
	March 31, 2018	March 31, 2017
Net sales	$2,812.8	$2,608.1
Cost of sales	(2,233.6)	(2,065.6)
Gross profit	579.2	542.5
Selling, general and administrative expenses	(126.8)	(120.3)
Research, development and engineering expenses, net	(213.7)	(192.7)
Amortization of intangibles	(8.1)	(21.8)
Other income (expense), net	(5.2)	9.9
Operating income	225.4	217.6
(Loss) income from equity method investments	(12.7)	0.5
Interest income	1.7	2.0
Interest expense	(13.7)	(16.2)
Other non-operating items, net	(3.8)	(9.5)
Income before income taxes	196.9	194.4
Income tax expense	(74.5)	(52.3)
Net income	$122.4	$142.1
Less: Net loss attributable to non-controlling interest	(4.3)	(1.8)
Net income attributable to controlling interest	$126.7	$143.9

Net earnings per share – basic 1)	$1.46	$1.63
Net earnings per share – diluted 1)	$1.45	$1.62

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.0	88.3
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.3	88.5

Cash dividend per share – declared	$0.62	$0.60
Cash dividend per share – paid	$0.60	$0.58

1)

Participating share awards with the right to receive dividend equivalents are (under the two class method) excluded from the earnings per share calculation (see Note 16 to the unaudited condensed consolidated financial statements).

See “Notes to unaudited condensed consolidated financial statements.”

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2018	March 31, 2017
Net income	$122.4	$142.1
Other comprehensive income before tax:
Change in cumulative translation adjustments	91.6	88.4
Net change in cash flow hedges	0.4	(2.6)
Net change in unrealized components of defined benefit plans	0.8	1.7
Other comprehensive income, before tax	92.8	87.5
Tax effect allocated to other comprehensive income	(0.2)	(0.5)
Other comprehensive income, net of tax	92.6	87.0
Comprehensive income	$215.0	$229.1
Less: Comprehensive income attributable to non-controlling interest	1.5	4.0
Comprehensive income attributable to controlling interest	$213.5	$225.1

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	March 31, 2018 (unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$793.9	$959.5
Receivables, net	2,406.0	2,157.2
Inventories, net	865.0	859.1
Other current assets	277.0	228.9
Total current assets	4,341.9	4,204.7
Property, plant and equipment, net	2,074.5	1,973.1
Investments and other non-current assets	608.4	518.5
Goodwill	1,691.5	1,688.8
Intangible assets, net	161.8	164.8
Total assets	$8,878.1	$8,549.9

Liabilities and equity
Short-term debt	$84.0	$19.7
Accounts payable	1,305.2	1,280.8
Accrued expenses	1,076.8	1,028.6
Other current liabilities	343.5	325.5
Total current liabilities	2,809.5	2,654.6
Long-term debt	1,325.2	1,321.7
Pension liability	231.3	225.9
Other non-current liabilities	170.1	178.3
Total non-current liabilities	1,726.6	1,725.9
Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	4,165.2	4,079.2
Accumulated other comprehensive loss	(211.0)	(287.5)
Treasury stock	(1,180.1)	(1,188.7)
Total controlling interest	4,206.2	4,035.1
Non-controlling interest	135.8	134.3
Total equity	4,342.0	4,169.4
Total liabilities and equity	$8,878.1	$8,549.9

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2018	March 31, 2017
Operating activities
Net income	$122.4	$142.1
Depreciation and amortization	109.8	114.8
Other, net	6.1	(25.9)
Changes in operating assets and liabilities	(222.7)	(81.8)
Net cash provided by operating activities	15.6	149.2

Investing activities
Expenditures for property, plant and equipment	(141.0)	(129.5)
Proceeds from sale of property, plant and equipment	1.7	8.1
Acquisitions of businesses and interest in/additional contributions to affiliates, net of cash acquired	(72.9)	—
Net cash used in investing activities	(212.2)	(121.4)

Financing activities
Net increase in short-term debt	65.4	4.6
Dividends paid	(52.4)	(51.2)
Common stock options exercised	4.9	1.8
Net cash provided by (used in) financing activities	17.9	(44.8)
Effect of exchange rate changes on cash and cash equivalents	13.1	25.5
(Decrease) increase in cash and cash equivalents	(165.6)	8.5
Cash and cash equivalents at beginning of period	959.5	1,226.7
Cash and cash equivalents at end of period	$793.9	$1,235.2

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2018

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited financial statements and all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. The result for the interim period is not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2018.

The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv's actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv's other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018.

2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments in ASU 2018-02 eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in ASU 2018-02 are effective for all entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted ASU 2018-02 as of January 1, 2018 and made a reclassification from AOCI to Retained earnings of approximately $10 million.

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the consolidated statements of income separately from the service cost component and outside operating income. The amendments in ASU 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statements of income. The Company adopted ASU 2017-07 in the first quarter of 2018. Prior comparative periods have not been adjusted since the impact of ASU 2017-07 is not material for any consolidated financial statements periods presented (see Note 12. Retirement Plans).

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. In the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Consequently, the amendments in this ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of ASU 2016-16 are intellectual property and property, plant, and equipment. The amendments in ASU 2016-16 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of ASU 2016-16 effective January 1, 2018 did not have a material impact on the consolidated financial statements for any periods presented.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. In 2016, the FASB issued accounting standard updates to address implementation issues and to clarify guidance in certain areas. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosure around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 effective January 1, 2018 and utilized the modified retrospective (cumulative effect) transition method to all contracts not completed at the date of initial application. The Company applied the modified retrospective transition method through a cumulative adjustment to retained earnings. The adoption of the new revenue standard did not have a material impact on net sales, net income, or balance sheet.

Balance Sheet (Dollars in millions)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Inventories, net	$859.1	$(17.4)	$841.7
Other current assets	228.9	22.0	250.9

Equity
Retained Earnings	4,079.2	3.2	4,082.4

	Three months period ended March 31, 2018
Income Statement (Dollars in millions)	As Reported	Balances without adoption of ASC 606	Effect of Changes
Net sales	$2,812.8	$2,809.1	$3.7
Cost of sales	(2,233.6)	(2,230.5)	(3.1)
Operating income	225.4	224.8	0.6

	As of March 31, 2018
Balance Sheet (Dollars in millions)	As Reported	Balances without adoption of ASC 606	Effect of Changes
Assets
Inventories, net	$865.0	$885.4	$(20.4)
Other current assets	277.0	251.3	25.7

Equity
Retained Earnings	4,165.2	4,161.5	3.7

Accounting Standards Issued But Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging (Topic 815), Targeted improvements to accounting for hedging activities. The amendments in ASU 2017-12 better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in ASU 2017-12 also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in ASU 2017-12 modify disclosures required in current GAAP. Those modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. The amendments also require new tabular disclosures related to cumulative basis adjustments for fair value hedges. The amendments in ASU 2017-12 are effective for public business entities for annual period beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the annual period that an entity adopts the amendments in ASU 2017-12. The Company believes that the pending adoption of ASU 2017-12 will not have a material impact on the consolidated financial statements since the Company has terminated its existing cash flow hedges in the first quarter of 2018.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and early adoption is permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of its pending adoption of ASU 2016-13 on the consolidated financial statements.

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

3. REVENUE

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is measured based on consideration specified in a contract with a customer, adjusted for any variable consideration (i.e. price concessions or annual price adjustments) and estimated at contract inception. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer.

In addition, from time to time, Autoliv may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments unless certain criteria are met warranting capitalization. The Company considers qualitative factors such as the maturity of the product and technology involved in a potential transaction as well as how current the customer relationship is, when evaluating if a payment(s) warrant capitalization. If the payments are capitalized, the amounts are amortized to revenue as the related goods are transferred.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

Nature of goods and services

The following is a description of principal activities from which the Company generates its revenue. The Company has two operating segments, Passive Safety and Electronics. Passive Safety includes Autoliv’s airbag and seatbelt products and components, while Electronics combines all of Autoliv’s electronics resources and expertise in both passive safety electronics and active safety. The principal activities are essentially the same for each of the segments. Both of the segments generate revenue from the sale of production parts to original equipment manufacturers (“OEMs”).

The Company accounts for individual products separately if they are distinct (i.e., if a product is separately identifiable from other items and if a customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration, including any price concessions or annual price adjustments, is based on their stand-alone selling prices for each of the products. The stand-alone selling prices are determined based on the cost-plus margin approach.

The Company recognizes revenue for production parts primarily at a point in time.

For production parts with revenue recognized at a point in time, the company recognizes revenue upon shipment to the customers and transfer of title and risk of loss under standard commercial terms (typically F.O.B. shipping point). There are certain contracts where the criteria to recognize revenue over time have been met (e.g., there is no alternative use to the Company and the Company has an enforceable right to payment). In such cases, at period end, the Company recognizes revenue and a related asset and associated cost of goods sold and inventory. However, the financial impact of these contracts is immaterial considering the very short production cycles and limited inventory days on hand, which is typical for the automotive industry.

The amount of revenue recognized is based on the purchase order price and adjusted for variable consideration (i.e. price concessions or annual price adjustments). Customers typically pay for the production parts based on customary business practices with stated payment terms averaging 30 days.

Disaggregation of revenue

In the following tables, revenue is disaggregated by primary region and products.

Net Sales by Region
(Dollars in millions)	Three months ended March 31, 2018
	Passive Safety Segment	Electronics Segment	Total
Asia	$793.0	$211.1	$1,004.1
Whereof: China	366.7	101.1	467.8
Japan	214.8	69.6	284.4
Rest of Asia	211.5	40.4	251.9
Americas	668.1	192.7	860.8
Europe	779.6	168.3	947.9
Total	$2,240.7	$572.1	$2,812.8

Net Sales by Region
(Dollars in millions)	Three months ended March 31, 2017
	Passive Safety Segment	Electronics Segment	Total
Asia	$708.8	$207.2	$916.0
Whereof: China	322.9	100.5	423.4
Japan	200.0	61.6	261.6
Rest of Asia	185.9	45.1	231.0
Americas	648.1	215.5	863.6
Europe	684.5	144.0	828.5
Total	$2,041.4	$566.7	$2,608.1

Net Sales by Products
(Dollars in millions)	Three months ended March 31, 2018
	Passive Safety Segment2)	Electronics Segment2)	Total
Airbag Products1)	$1,443.1	n/a	$1,443.1
Seatbelt Products1)	797.6	n/a	797.6
Restraint Control Systems	n/a	$245.5	245.5
Active Safety1)	n/a	213.0	213.0
Brake Systems	n/a	113.6	113.6
Total net sales	$2,240.7	$572.1	$2,812.8
1) Including corporate and other sales.
2) Excluding intersegment sales.

Net Sales by Products
(Dollars in millions)	Three months ended March 31, 2017
	Passive Safety Segment2)	Electronics Segment2)	Total
Airbag Products1)	$1,354.3	n/a	$1,354.3
Seatbelt Products1)	687.1	n/a	687.1
Restraint Control Systems	n/a	$254.7	254.7
Active Safety1)	n/a	191.5	191.5
Brake Systems	n/a	120.5	120.5
Total net sales	$2,041.4	$566.7	$2,608.1
1) Including corporate and other sales.
2) Excluding intersegment sales.

Contract balances

The following tables provides information about receivables, contract assets, and contract liabilities from contracts with customers.

The contract assets related to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. There have been no impairment losses recognized related to contract assets arising from the Company’s contracts with customers. Certain contracts have resulted in consideration in advance of fulfilling the performance obligations and the amounts received have been classified as contract liabilities.

Contract Balances with Customers
(Dollars in millions)	As of
	March 31, 2018	December 31, 2017
Receivables, net	$2,406.0	$2,157.2
Contract assets 1)	25.7	—
Contract liabilities 2)	33.6	33.0
1) Included in other current assets.
2) Included in other current and other non-current liabilities.

Receivables, net of allowance
(Dollars in millions)	As of
	March 31, 2018	December 31, 2017
Receivables	$2,413.6	$2,165.7
Allowance at beginning of period	(8.5)	(7.8)
Net decrease/(increase) of allowance	1.0	0.0
Translation difference	(0.1)	(0.7)
Allowance at end of period	(7.6)	(8.5)
Receivables, net of allowance	$2,406.0	$2,157.2

Changes in the contract assets and the contract liabilities balances during the period are as follows:

Change in Contract Balances with Customers
(Dollars in millions)
	Three months ended March 31, 2018
	Contract assets	Contract liabilities
Beginning balance	$—	$33.0
Increases/(decreases) due to cumulative catch up adjustment	22.0	—
Increases/(decreases) due to revenue recognized	25.7	(0.4)
Increases/(decreases) due to cash received	—	—
Increases/(decreases) due to transfer to receivables	(22.0)	—
Translation difference	0.0	1.0
Ending balance	$25.7	$33.6

Contract costs

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales. The amount of fulfillment costs was not material for any period presented.

4. BUSINESS COMBINATIONS

Fotonic i Norden dp AB

On November 1, 2017, Autoliv completed the acquisition of all the shares of Fotonic i Norden dp AB (Fotonic), a company headquartered in Stockholm and Skellefteå in Sweden. The final acquisition date fair value of the total consideration transferred was $16.9 million, consisting of a $14.5 million cash payment and $2.4 million of deferred purchase consideration, payable at the 18 month anniversary of the closing date. The deferred purchase consideration reflects the holdback amount as stipulated in the share purchase agreement. The transaction has been accounted for as a business combination. The balance of the deferred purchase consideration remains unchanged at $2.4 million as of March 31, 2018.

Fotonic provides Lidar and Time of Flight camera expertise and the acquisition included 35 Lidar and time of flight engineering experts, in addition to defined intangible assets. The strength of the acquired competence is on the Lidar and time of flight camera hardware side which form a complement to Autoliv’s skillset in the Lidar software and algorithms area. Lidar technology is an enabling technology for Highly Automated Driving and considered the primary sensor by all system developers. Fotonic is being reported in the Electronics segment.

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

5. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short term maturity of these instruments.

The fair value of the contingent consideration relating to the M/A-COM acquisition on August 17, 2015 is re-measured on a recurring basis. The Company has determined that this contingent consideration resides within Level 3 of the fair value hierarchy. The Company adjusted the fair value of the earn-out liability to $14 million in the first quarter of 2017 based on actual revenue levels as well as changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period. Income of $13 million was recognized within Other income (expense), net in the Consolidated Statements of Income in the first quarter of 2017 due to the decrease in the contingent consideration liability. The remaining fair value of the earn-out liability of $14 million as of December 31, 2017 was fully released and recognized within Other income (expense) in the first quarter of 2018, driven by changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period such that management no longer believes that there are any scenarios under which the earn-out criteria could be met.

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at March 31, 2018 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. During the quarter, forward contracts designated as cash flow hedges of certain external purchasing were terminated. The loss associated with such termination was not material.

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

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheet at March 31, 2018 and in the Consolidated Balance Sheet at December 31, 2017, have been presented on a gross basis. The amounts subject to netting agreements that the Company chose not to offset are presented below. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted.

	March 31, 2018
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments
Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$—		$—		$—		Other current assets/ Other current liabilities
Total derivatives designated as hedging instruments	$—		$—		$—
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$671.7	1)	$4.4	2)	$3.5	3)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$671.7		$4.4		$3.5

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $655.4 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $4.3 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $3.4 million.

	December 31, 2017
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives designated as hedging instruments 1)
Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$66.6		$0.4		$1.3		Other current assets/ Other current liabilities
Foreign exchange forward contracts, less than 2 years (cash flow hedge)	—		—		—		Other non-current assets/ Other non-current liabilities
Total derivatives designated as hedging instruments	$66.6		$0.4		$1.3
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$468.2	2)	$2.4	3)	$0.3	4)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$468.2		$2.4		$0.3

1)	There is no netting since there are no offsetting contracts.
2)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $468.2 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.4 million.
4)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.3 million.

Derivatives designated as hedging instruments

The forward contracts designated as cash flow hedges were terminated during the first quarter of 2018. The derivatives designated as hedging instruments outstanding at December 31, 2017 were foreign exchange forward contracts, classified as cash flow hedges.

For the three months ended March 31, 2018 and March 31, 2017, the cumulative gains and losses recognized in OCI on the cash flow hedges were a loss of $0.0 million (net of taxes) and a loss of $1.0 million (net of taxes), respectively.

For the three months ended March 31, 2018 and March 31, 2017, the gains and losses reclassified from OCI and recognized in the Consolidated Statements of Income were a loss of $0.5 million (net of taxes) and a gain of $1.5 million (net of taxes), respectively. Any ineffectiveness in the first three months of 2018 and 2017 was not material.

The estimated net amount of the existing gains or losses at March 31, 2018 that is expected to be reclassified from OCI and recognized in the Consolidated Statements of Income within the next twelve months is a loss of $0.4 million (net of taxes).

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at March 31, 2018 and December 31, 2017 were foreign exchange swaps.

For the three months ended March 31, 2018 and March 31, 2017, the gains and losses recognized in other non-operating items, net were a loss of $1.5 million and a loss of $1.4 million, respectively, for derivative instruments not designated as hedging instruments.

For the three months ended March 31, 2018 and March 31, 2017, the gains and losses recognized as interest expense were immaterial.

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

	March 31,	March 31,	December 31,	December 31,
	2018	2018	2017	2017
	Carrying	Fair	Carrying	Fair
Long-term debt	value1)	value	value1)	value
U.S. Private placement	$1,310.1	$1,365.1	$1,310.5	$1,379.9
Other long-term debt	15.1	15.1	11.2	11.2
Total	$1,325.2	$1,380.2	$1,321.7	$1,391.1
Short-term debt
Overdrafts and other short-term debt	$58.7	$58.7	$19.5	$19.5
Short-term portion of long-term debt	25.3	25.3	0.2	0.2
Total	$84.0	$84.0	$19.7	$19.7

1)	Debt as reported in balance sheet.

Assets and liabilities measured at fair value on a nonrecurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis including certain long-lived assets, including equity method investments, goodwill and other intangible assets, typically as it relates to impairment.

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

The tables below present information about certain of the Company’s long-lived assets measured at fair value (level 3) on a nonrecurring basis.

	March 31, 2018		December 31, 2017
(Dollars in millions)	Fair value measurements Level 3	Impairment losses	Fair value measurements Level 3	Impairment losses
Goodwill 1)	$1,691.5	$—	$1,688.8	$(234.2)
Intangible assets, net 2)	161.8	—	164.8	(12.0)

1) In the fourth quarter of 2017, the Company recognized an impairment charge of the full goodwill related to ANBS, resulting in an impairment loss of $234.2 million, which was included in earnings for the period. The primary driver of the goodwill impairment was due to the lower expected long-term operating cash flow performance of the business unit as of the measurement date. The remaining goodwill balance as of March 31, 2018 and December 31, 2017 was not measured at fair value on a nonrecurring basis as impairment indicators did not exist.

2) In the first quarter of 2017, the Company recognized an impairment charge to amortization of intangibles of $12 million related to a contract with an OEM customer of M/A-COM products, which was included in earnings for the period. At December 31, 2017 the intangible value related to this customer contract was fully amortized. The remaining intangibles balance as of March 31, 2018 and December 31, 2017 was not measured at fair value on a nonrecurring basis as impairment indicators did not exist.

6. INCOME TAXES

The effective tax rate in the first quarter of 2018 was 37.8% compared to 26.9% in the same quarter of 2017. Discrete tax items, net in the first quarter of 2018 had an unfavorable impact of 3.8%. In the first quarter of 2017, discrete tax items, net had a favorable impact of 0.3%. The tax rate in the first quarter of 2018 was negatively impacted by the non-deductible portion of the pre-spin advisor costs, two new international provisions provided in the new U.S. tax law (i.e., GILTI and BEAT) and losses with no tax benefit.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the three months ended March 31, 2018, the Company did not obtain additional information affecting the provisional amount initially recorded for the transition tax for the year ended December 31, 2017. As a result, the Company did not make any adjustment to the transition tax. Additional work is still necessary for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

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

As of March 31, 2018, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the first quarter of 2018, the Company recorded a net increase of $2.0 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. In addition, during the first quarter of 2018, the Company recorded a decrease of $1.9 million to income tax reserves for unrecognized tax benefits of prior years due to the release of a tax reserve. Of the total unrecognized tax benefits of $34.7 million recorded at March 31, 2018, $7.4 million is classified as current tax payable and $27.3 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

7. INVENTORIES

Inventories are stated at the lower of cost (principally FIFO) and net realizable value. The components of inventories were as follows:

	As of
	March 31, 2018	December 31, 2017
Raw materials	$445.6	$423.0
Work in progress	293.3	285.2
Finished products	232.8	258.0
Inventories	$971.7	$966.2
Inventory valuation reserve	(106.7)	(107.1)
Total inventories, net of reserve	$865.0	$859.1

8. EQUITY METHOD INVESTMENTS

On April 18, 2017, Autoliv and Volvo Cars completed the formation of their joint venture, Zenuity AB. Autoliv made a cash contribution of SEK 1 billion and also contributed intellectual property, lab equipment and an assembled workforce. Autoliv and Volvo Cars each have a 50% ownership of Zenuity and neither entity has the ability to exert control over the joint venture, in form or in substance. Autoliv has accounted for its investment in Zenuity under the equity method and the investment is shown in the line item Investments and other non-current assets in the Condensed Consolidated Balance Sheets. The contributed intellectual property, lab equipment, and an assembled workforce have been assessed to constitute a business as defined by ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business. FASB ASC Topic 810, Consolidation states that when a group of assets that constitutes a business is derecognized, the carrying amounts of the assets and liabilities are removed from the consolidated balance sheet. The investor would recognize a gain or loss based on the difference between the sum of the fair value of any consideration received less the carrying amount of the group of assets and liabilities contributed at the date of the transaction. The equity value of Zenuity on the date of the closing of the transaction of approximately $250 million has been calculated using the discounted cash flow method of the income approach. Autoliv’s 50% share of the equity value, approximately $125 million, represents its investment in Zenuity, including its cash contribution at inception. The Company recorded an immaterial gain based on the difference between Autoliv’s share of Zenuity’s equity value less the carrying value of the group of assets and liabilities derecognized. Autoliv believes that the calculated fair value represents its best estimate of the equity value of Zenuity considering the expected synergies to be achieved with the joint venture from the contributed assets including synergies of future combined Research & Development leading to the next generation of autonomous driving software.

At the end of the first quarter of 2018, Autoliv contributed 600 MSEK (approximately $71 million) in cash (representing 50% of the total contribution, with the remainder made by Volvo Cars) into Zenuity to support its future operating cash flow needs.

The profit and loss attributed to the investment is shown in the line item (Loss) income from equity method investments in the Consolidated Statements of Net Income. Autoliv’s share of Zenuity’s loss for the three months ended March 31, 2018 was approximately $14 million. As of March 31, 2018, the Company’s equity investment in Zenuity amounted to approximately $159 million.

9. GOODWILL

	Passive Safety Segment	Electronics Segment	Total
Carrying amount December 31, 2017	$1,397.1	$291.7	$1,688.8
Effect of currency translation	2.9	(0.2)	2.7
Carrying amount March 31, 2018	$1,400.0	$291.5	$1,691.5

10. RESTRUCTURING

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

The majority of the reserve balance as of March 31, 2018 pertains to restructuring activities initiated in Western Europe over the past few years. The Company anticipates that its restructuring initiatives in Western Europe for a number of plants, none of which are individually or in the aggregate material as of March 31, 2018, will continue through dates ranging from 2018 through 2021. The total amount of costs expected to be incurred in connection with these restructuring activities ranges from approximately $10 million to $28 million for each individual activity. In the aggregate, the cost for these Western European restructuring initiatives is approximately $101 million and the remaining restructuring liability as of March 31, 2018 is approximately $36.7 million out of the $41.1 million total reserve balance, of which a majority relate to the Passive Safety segment.

The table below summarizes the change in the balance sheet position of the restructuring reserves.

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Restructuring employee-related	Restructuring Other	Total	Restructuring employee-related	Restructuring Other	Total
Reserve at beginning of the period	$41.4	$0.3	$41.7	$37.1	$0.4	$37.5
Provision/charge	3.3	—	3.3	2.3	0.2	2.5
Provision/reversal	—	—	—	(0.1)	(0.4)	(0.5)
Cash payments	(4.9)	—	(4.9)	(9.3)	—	(9.3)
Translation difference	1.0	—	1.0	0.6	—	0.6
Reserve at end of the period	$40.8	$0.3	$41.1	$30.6	$0.2	$30.8

11. PRODUCT-RELATED LIABILITIES

The Company has reserves for product risks. Such reserves are related to product performance issues including recalls, product liability and warranty issues. For further explanation, see Note 14. Contingent Liabilities below.

The table below summarizes the change in the balance sheet position of the product-related liabilities. For the three months ended March 31, 2018, provisions mainly related to warranty related issues and the cash paid mainly related to recall related issues. The provisions and cash paid for the three months ended March 31, 2017 mainly related to recall related issues. The decrease in the reserve balance as of March 31, 2018 compared to the prior year was mainly due to cash payments. Insurance receivables are included within Other current assets in the Condensed Consolidated Balance Sheets.

	Three months ended
	March 31, 2018	March 31, 2017
Reserve at beginning of the period	$117.7	$120.1
Change in reserve	5.4	7.1
Cash payments	(20.4)	(10.5)
Translation difference	0.8	1.0
Reserve at end of the period	$103.5	$117.7

12. RETIREMENT PLANS

The Company’s most significant retirement plan is the U.S. plan for which the benefits are based on an average of the employee’s earnings in the years preceding retirement and on credited service. In a prior year, the Company closed participation in the Autoliv ASP, Inc. Pension Plan to exclude those employees hired after December 31, 2003. Within the U.S. there is also a non-qualified restoration plan that provides benefits to employees whose benefits in the primary U.S. plan are restricted by limitations on the compensation that can be considered in calculating their benefits. In December 2017 the Company decided to amend the U.S. defined pension plan, communicating a benefits freeze that will begin on December 31, 2021.

For the Company’s non-U.S. defined benefit plans the most significant individual plan resides in the U.K. The Company has closed participation in the U.K. defined benefit plan to exclude all employees hired after April 30, 2003 with few members accruing benefits.

The Net Periodic Benefit Costs related to Other Post-retirement Benefits were not significant to the condensed consolidated financial statements of the Company for the three month periods ended March 31, 2018 and March 31, 2017 and are not included in the table below.

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Service cost	$6.4	$6.0
Interest cost	5.1	5.3
Expected return on plan assets	(6.2)	(5.3)
Amortization prior service cost	0.1	0.1
Amortization of actuarial loss	0.9	2.0
Net Periodic Benefit Cost	$6.3	$8.1

The Service cost and Amortization of prior service cost components are reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components Interest cost, Expected return on plan assets and Amortization of actuarial loss are reported as Other non-operating items, net in the Consolidated Statements of Income.

13. EQUITY

	Three Months ended
	March 31, 2018			March 31, 2017
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$4,035.1	$134.3	$4,169.4	$3,677.2	$249.2	$3,926.4
Total Comprehensive Income:
Net income (loss)	126.7	(4.3)	122.4	143.9	(1.8)	142.1
Foreign currency translation	85.8	5.8	91.6	82.6	5.8	88.4
Net change in cash flow hedges	0.4	—	0.4	(2.6)	—	(2.6)
Defined benefit pension plan	0.6	—	0.6	1.2	—	1.2
Total Comprehensive Income (loss)	213.5	1.5	215.0	225.1	4.0	229.1
Common Stock incentives	8.6	—	8.6	4.4	—	4.4
Cash dividends declared	(54.2)	—	(54.2)	(53.0)	—	(53.0)
Adjustment due to adoption of ASC 606	3.2	—	3.2	—	—	—
Balance at end of period	$4,206.2	$135.8	$4,342.0	$3,853.7	$253.2	$4,106.9

Stock Repurchase Program

The Company did not repurchase any shares in the first quarter of 2018 or in the first quarter of 2017. The Company is authorized to repurchase an additional 2,986,288 shares under the program at March 31, 2018.

14. CONTINGENT LIABILITIES

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

In October 2014, one of the Company’s Brazilian subsidiaries received a notice of deficiency from the state tax authorities from the state of São Paulo, Brazil which, primarily, alleged violations of ICMS (VAT) payments and improper warehousing documentation. The aggregate assessment for all alleged violations was R$81 million (approximately $24 million), inclusive of fines, penalties and interest. The Company believed that a loss was probable with respect to at least a portion of the assessed amount and accrued an amount in 2015, which amount remains accrued as of March 31, 2018, that was not material to the Company’s results of operations. During the first quarter of 2018, the Brazilian authorities offered an amnesty period which would allow taxpayers to reduce the penalties associated with eligible tax matters by up to 85%. During the second quarter of 2018 the Company applied to participate in the amnesty protocol which, if accepted by the Brazilian authorities, would result in the Company paying an amount to resolve this matter that is immaterial to the Company’s consolidated financial statements.

In March 2015, the Company was informed of an investigation being conducted in Turkey by the Directorate of Kocaeli Customs Custody, Smuggling and Enquiry into the Company’s import and customs payment structure and the associated import taxes and fees for the period of 2006–2012. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has made no provision as of March 31, 2018 with respect to this investigation.

ANTITRUST MATTERS

Authorities in several jurisdictions are currently conducting or have conducted broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations include, but are not limited to, segments in which the Company operates. In addition to concluded and pending matters, authorities of other countries with significant light vehicle manufacturing or sales may initiate similar investigations. It is the Company’s policy to cooperate with governmental investigations.

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for an investigation of anti-competitive behavior among suppliers of occupant safety systems.

On November 22, 2017, the EC concluded a discrete portion of its investigation and imposed a fine on the Company of EUR 8.1 million (approximately $9.7 million) with respect to this portion of the EC’s overall investigation while it continues the more significant portion of its investigation. The Company paid this amount during the first quarter of 2018, and had previously accrued EUR 8.3 million (approximately $9.9 million) in 2017 with respect to this discrete portion of the investigation.

Management does not believe the outcome of this discrete portion of the EC’s investigation provides an indication of the total probable loss associated with the EC investigation as a whole. The Company remains unable to estimate the financial impact of what the Company believes to be the substantially more significant, continuing portion of the investigation or predict the reporting periods in which such financial impact may be recorded. Consequently, the Company has not recorded a provision for loss as of March 31, 2018 other than as noted above for the discrete portion of the investigation. However, management believes it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the continuing portion of the investigation is resolved or becomes estimable.

In August 2014, the Competition Commission of South Africa (the “CCSA”) contacted the Company regarding an investigation into the Company’s sales of occupant safety systems in South Africa. In September 2017, the Company entered into a settlement agreement with the CCSA in which the Company agreed to pay an administrative penalty of R150 million (approximately $11 million), which the Competition Tribunal in South Africa confirmed on November 22, 2017. The Company had previously accrued a total of approximately $6 million in 2016 for this matter, and accrued an additional amount of approximately $5 million in 2017 with respect to the proposed settlement, and final payment of the settlement amount was made in February 2018.

In November 2016, the Company entered into a settlement agreement with the General Superintendence of the Administrative Council for Economic Defense in Brazil with respect to an investigation of an alleged cartel involving sales in Brazil of seatbelts, airbags and steering wheels by the Company’s Brazilian subsidiary and the Brazilian subsidiary of a competitor for an amount that is not material to the Company’s results of operations. Settlement amounts were accrued for this matter during the periods ended December 31, 2015 and December 31, 2016, and final payment of the accrued amounts was made in 2017.

The Company is also subject to civil litigation alleging anti-competitive conduct in the U.S. and Canada. Specifically, the Company, several of its subsidiaries and its competitors were named as defendants in a total of nineteen purported antitrust class action lawsuits filed between June 2012 and June 2015. Fifteen of these lawsuits were filed in the U.S. and were consolidated in the Occupant Safety Systems (OSS) segment of the Automobile Parts Antitrust Litigation, a Multi-District Litigation (MDL) proceeding in the United States District Court for the Eastern District of Michigan. Plaintiffs in the U.S. cases sought to represent four purported classes - direct purchasers, auto dealers, end-payors, and truck and equipment dealers who purchased in the U.S. occupant safety systems or components directly from a defendant, indirectly through purchases or leases of new vehicles containing such systems, or through purchases of replacement parts.

In May 2014, the Company, without admitting any liability, entered into separate settlement agreements with the direct purchasers, auto dealers, end-payors plaintiff classes, which were granted final approval by the MDL court in 2015 and 2016. The total settlement amount of $65 million (later reduced to approximately $60.5 million as a result of opt outs from the direct purchaser settlement) was expensed in 2014. In April 2016, the Company entered into a settlement agreement with the truck and equipment dealers’ class, which was granted final approval by the MDL court in 2016, for an amount that is not material to the Company’s results of operations. The class settlements do not resolve any claims of settlement class members who opt-out of the settlements or the unasserted claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities. Two direct purchasers opted out of the Company’s direct purchaser class settlement and several individuals and one insurer (and its affiliated entities) opted-out of the end-payor class settlements, including the Company’s settlement.

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

In March 2015, the Company, without admitting any liability, reached agreements regarding additional settlements to resolve certain direct purchasers’ global (including U.S.) or non-U.S. antitrust claims that were not covered by the direct purchaser class settlement. The total amount of these additional settlements was $81 million. Autoliv expensed during the first quarter of 2015 approximately $77 million as a result of these additional settlements, net of existing amounts that had been accrued in 2014.

The remaining four antitrust class action lawsuits were filed in Canada (Sheridan Chevrolet Cadillac Ltd. et al. v. Autoliv, Inc. et al., filed in the Ontario Superior Court of Justice on January 18, 2013; M. Serge Asselin v. Autoliv, Inc. et al., filed in the Superior Court of Quebec on March 14, 2013; Ewert v. Autoliv, Inc. et al., filed in the Supreme Court of British Columbia on July 18, 2013; and Cindy Retallick and Jagjeet Singh Rajput v. Autoliv ASP, Inc. et al., filed in the Queen’s Bench of the Judicial Center of Regina in the province of Saskatchewan on May 14, 2014) asserting claims on behalf of putative classes of both direct and indirect purchasers of occupant safety systems. In February 2017, the Company entered into, and the courts subsequently approved, a settlement agreement with plaintiffs in three of the four class actions to settle on a nationwide class basis for an amount that is not material to the Company’s results of operations. Settlement amounts were accrued for this matter during the period ended December 31, 2016 and final payment of the accrued amounts was made in 2017. This national settlement includes the claims of the putative members of the fourth class action.

PRODUCT WARRANTY, RECALLS AND INTELLECTUAL PROPERTY

Autoliv is exposed to various claims for damages and compensation if its products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected, the Company may face warranty and recall claims. Where such (actual or alleged) failure results, or is alleged to result, in bodily injury and/or property damage, the Company may also face product liability and other claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Government safety regulators may also play a role in warranty and recall practices. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products when the product supplied did not perform as represented by us or expected by the customer. Accordingly, the future costs of warranty claims by the customers may be material. However, the Company believes its established reserves are adequate. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the adequacy of these reserves, and adjusts them when appropriate. However, the final amounts actually due related to these matters could differ materially from the Company’s recorded estimates.

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

On June 29, 2016, the Company announced that it is cooperating with Toyota Motor Corp. in its recall of approximately 1.4 million vehicles equipped with a certain model of the Company’s side curtain airbag (the “Toyota Recall”). Toyota has informed the Company that there have been eight reported incidents where a side curtain airbag has partially inflated without a deployment signal from the airbag control unit. The incidents have all occurred in parked, unoccupied vehicles and no personal injuries have been reported. The root cause analysis of the issue is ongoing.  However, at this point in time the Company believes that a compromised manufacturing process at a sub-supplier may be a contributing factor and, as no incidents have been confirmed in vehicles produced by other OEMs with the same inflator produced during the same period as those recalled by Toyota, that vehicle-specific characteristics may also contribute to the issue. The sub-supplier’s manufacturing process was changed in January 2012, and the vehicles now recalled by Toyota represent more than half of all inflators of the relevant type manufactured before the sub-supplier process was changed.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company determined pursuant to ASC 450 that a loss with respect to this issue is reasonably possible. If the Company is obligated to indemnify Toyota for the costs associated with the Toyota Recall, the Company expects that its insurance will generally cover such costs and liabilities and estimates that the Company’s loss, net of expected insurance recoveries, would be less than $20 million.  However, the ultimate costs of the Toyota Recall could be materially different. The main variables affecting the ultimate cost for the Company are: the determination of proportionate responsibility (if any) among Toyota, the Company, and any relevant sub-suppliers; the ultimate number of vehicles repaired; the cost of repair per vehicle; and the actual recoveries from sub-suppliers and insurers. The Company’s insurance policies generally include coverage of the costs of a recall, although costs related to replacement parts are generally not covered.

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

The table in Note 11. Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities.

15. STOCK INCENTIVE PLAN

In February 2018, under the Company’s long-term incentive (LTI) program, certain employees received restricted stock units (RSUs) with dividend equivalent rights. The RSUs were granted on February 13, 2018 and will vest on the third anniversary of the grant date, subject to the grantee’s continued employment with the Company on the vesting date and acceleration of vesting in certain circumstances. The fair value of RSUs granted in 2018 is calculated by using the closing stock price on the grant date. The grant date fair value for the RSUs granted on February 13, 2018 was $16.6 million.

In February 2017 and 2016, certain employees received 50% of their LTI grant value in the form of performance shares (PSs) and 50% in the form of RSUs.

The grantee may earn 0%-200% of the target number of PSs based on the Company’s achievement of specified targets. The performance targets are: 1) the Company’s compound annual growth rate (CAGR) for sales and 2) the Company’s CAGR in earnings per share relative to an established benchmark growth rate. Each performance target is weighted 50% and results are measured at the end of the three-year performance period. Each PS represents a promise to transfer a share of the Company’s common stock to the employee following completion of the performance period, provided that the performance goals mentioned above are met and provided, further, that the grantee remains employed through the performance period, subject to certain limited exceptions.

The RSUs granted on February 15, 2016 and May 9, 2016 vest in three approximately equal annual installments beginning on the first anniversary of the grant date, and the RSUs granted on February 19, 2017 will vest in one installment on the third anniversary of the grant date, in each case subject to the grantee’s continued employment with the Company on each vesting date and acceleration of vesting in certain circumstances. The RSUs and PSs granted in 2017 entitle the grantee to receive dividend equivalents in the form of additional RSUs and PSs, respectively, subject to the same vesting conditions as the underlying RSUs and PSs, respectively.

The fair value of PSs and RSUs granted in 2017 is calculated by using the closing stock price on the grant date. For the RSUs and PSs granted in 2016 and earlier, the fair value of a RSU and a PS was estimated using the Black Scholes valuation model. The grant date fair value for the RSUs granted on February 19, 2017 was $7.9 million. This cost will be amortized straight line over the vesting period. The grant date fair value of the PSs at February 19, 2017 was also $7.9 million. For PSs, the grant date fair value of the number of awards expected to vest is based on the Company’s best estimate of ultimate performance against the respective targets and is recognized as compensation cost on a straight-line basis over the requisite vesting period of the awards. The Company assesses the expected achievement levels at the end of each quarter. As of March 31, 2018, the Company believes it is probable that the performance conditions for the two grants will be met, although at a different level, and has accrued for the compensation expense accordingly. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to compensation expense.

The Company’s non-employee directors historically received grants of fully-vested shares of the Company’s common stock as payment of 50% of their annual base retainer, which shares were granted in arrears following a year of service.  The Company’s non-employee directors received their last grant of fully-vested shares of the Company’s common stock pursuant to the prior program on the date of the 2017 annual general meeting of stockholders (AGM). The grant date fair value for the fully-vested shares of the Company’s common stock granted to the Company’s non-employee directors on May 9, 2017 was $1.2 million. Pursuant to the Company’s new director compensation policy, commencing May 2017, the Company’s non-employee directors receive RSUs as payment of 50% of their annual base retainer, which RSUs vest in one installment on the earlier of the date of the next AGM or the first anniversary of the grant date, in each case subject to the grantee’s continued service as a non-employee director on the vesting date. The RSUs granted to the Company’s non-employee directors entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. The grant date fair value for the RSUs granted to the Company’s non-employee directors on May 9, 2017 was $1.0 million.

16. EARNINGS PER SHARE

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). The diluted EPS reflects the potential dilution that could occur if common stock were issued for awards under the Company’s Stock Incentive Plan.

For the three months ended March 31, 2018 and March 31, 2017, 0 shares and approximately 0.2 million shares of common stock, respectively, were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the three months ended March 31, 2018 and March 31, 2017, approximately 118 thousand and 95 thousand shares of common stock, respectively, from the treasury stock have been utilized by the Company’s Stock Incentive Plan.

The computation of basic and diluted EPS under the two-class method were as follows:

(In millions, except per share amounts)	Three months ended
	March 31, 2018	March 31, 2017
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$126.7	$143.9
Participating share awards with dividend equivalent rights	—	—
Net income available to common shareholders	126.7	143.9
Earnings allocated to participating share awards 1)	—	(0.1)
Net income attributable to common shareholders	$126.7	$143.8
Denominator: 1)
Basic: Weighted average common stock	87.0	88.3
Add: Weighted average stock options/share awards	0.3	0.2
Diluted:	87.3	88.5
Basic EPS	$1.46	$1.63
Diluted EPS	$1.45	$1.62

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

17. SEGMENT INFORMATION

The Company has two segments, Passive Safety and Electronics. Passive Safety includes the Company’s airbag and seatbelt products and related expertise, and Electronics combines all of the Company’s electronics resources and expertise in restraint control and sensing, brake systems and active safety.

	Three months ended
Net sales, including Intersegment Sales (Dollars in millions)	March 31, 2018	March 31, 2017
Passive Safety	$2,237.9	$2,040.2
Electronics	593.6	583.3
Total segment sales	$2,831.5	$2,623.5
Corporate and other	4.0	1.4
Intersegment sales	(22.7)	(16.8)
Total net sales	$2,812.8	$2,608.1

	Three months ended
Income before Income Taxes (Dollars in millions)	March 31, 2018	March 31, 2017
Passive Safety	$225.3	$204.9
Electronics	30.2	13.6
Segment operating income	$255.5	$218.5
Corporate and other	(30.1)	(0.9)
Interest and other non-operating expenses, net	(15.8)	(23.7)
(Loss) income from equity method investments	(12.7)	0.5
Income before income taxes	$196.9	$194.4

	Three months ended
Capital Expenditures (Dollars in millions)	March 31, 2018	March 31, 2017
Passive Safety	$109.4	$101.1
Electronics	30.9	27.3
Corporate and other	0.7	1.1
Total capital expenditures	$141.0	$129.5

	Three months ended
Depreciation and Amortization (Dollars in millions)	March 31, 2018	March 31, 2017
Passive Safety	$82.6	$73.1
Electronics	26.3	38.8
Corporate and other	0.9	2.9
Total depreciation and amortization	$109.8	$114.8

	As of
Segment Assets (Dollars in millions)	March 31, 2018	December 31, 2017
Passive Safety	$6,479.3	$6,114.2
Electronics	1,803.7	1,588.4
Segment assets	$8,283.0	$7,702.6
Corporate and other1)	595.1	847.3
Total assets	$8,878.1	$8,549.9

1)	Corporate and other assets mainly consist of cash and cash equivalents, income tax and deferred tax assets and equity method investments.

18. SUBSEQUENT EVENTS

There were no reportable events subsequent to March 31, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the United States Securities and Exchange Commission (the “SEC”) on February 22, 2018. Unless otherwise noted, all dollar amounts are in millions.

Autoliv, Inc. (“Autoliv” or the “Company”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. It was created in 1997 from the merger of Autoliv AB (“AAB”) and the automotive safety products business of Morton International, Inc. The Company functions as a holding corporation and owns two principal operating subsidiaries, AAB and Autoliv ASP, Inc.

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

EXECUTIVE OVERVIEW

The first quarter of 2018 was a solid quarter for Autoliv with record sales and record gross profit. Adjusted operating margin (non-U.S. GAAP measure) was in line with guidance and improved year-over-year for the second consecutive quarter. Operating cash flow is seasonally lower in the first quarter but the quarter was also effected by unfavorable timing effects. On a full year basis, excluding separation effects, operating cash flow is expected to be on the same level as last year.

Autoliv’s planned spin-off of its Electronics segment is on track with trading in Veoneer, Inc. stock expected to begin early in the third quarter of 2018. Veoneer’s leadership positions were announced on March 22, the internal operational separation of Autoliv and Veoneer was achieved on April 1, and Veoneer publicly filed its Form 10 registration statement with the SEC on April 26, 2018. Autoliv also announced Investor Days to be held in Stockholm and New York in late May and early June, respectively.

As Autoliv executes on its plans for the spin-off, the Company remains focused on its business development. The Company has good momentum in Active Safety, with both stronger than expected core Active Safety sales growth and a milestone ADAS order from Geely, which includes Zenuity software. Recent events in the ADAS and AD environment are a reminder of the importance of system validations and to always focus on having safety first in mind.

The product launches in Passive Safety are generally on track and its order intake continued to be on a high level in the quarter. These product launches and the Company’s expectation of double digit sales growth in 2018 for Passive Safety supports the journey towards the 2020 targets. With quality as Autoliv’s first priority, as always, the Company continues to execute on our spin-off plan while staying focused on saving more lives and creating value for its stakeholders.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended
	or as of March 31
	2018	2017
Total parent shareholders’ equity per share	$48.29	$43.64
Operating working capital 1)	876	666
Capital employed 6)	4,956	4,419
Net debt1)	614	312
Net debt to capitalization, % 11)	12	7

Gross margin, % 2)	20.6	20.8
Operating margin, % 3)	8.0	8.3

Return on total equity, % 7)	11.5	14.2
Return on capital employed, % 8)	17.9	20.2

No. of employees at period-end 9)	63,756	61,663
Headcount at period-end 10)	73,568	70,580
Days receivables outstanding 4)	78	75
Days inventory outstanding 5)	31	30

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”
2)	Gross profit relative to sales
3)	Operating income relative to sales
4)	Outstanding receivables relative to average daily sales
5)	Outstanding inventory relative to average daily sales
6)	Total equity and net debt
7)	Net income relative to average total equity
8)	Operating income and income from equity method investments, relative to average capital employed
9)	Employees with a continuous employment agreement, recalculated to full time equivalent heads
10)	Employees plus temporary, hourly personnel
11)	Net debt in relation to capital employed

THREE MONTHS ENDED MARCH 31, 2018 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2017

Market overview

Light Vehicle Production Development

Change vs. same quarter last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	(2.4)%	(0.1)%	1.1%	(0.5)%	(0.1)%	(0.6)%

1)	Source: IHS April 17, 2018.

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

The following table shows the Company’s consolidated net sales by segment and other for the first quarter of 2018 and 2017, respectively:

Net sales, including Intersegment Sales	Three months ended
(Dollars in millions)	March 31, 2018	March 31, 2017
Passive Safety	$2,237.9	$2,040.2
Electronics	593.6	583.3
Total segment sales	$2,831.5	$2,623.5
Corporate and other	4.0	1.4
Intersegment sales	(22.7)	(16.8)
Total net sales	$2,812.8	$2,608.1

Consolidated net sales increased by 7.8% compared to the same quarter of 2017 with an organic growth (non-U.S. GAAP measure) of 0.1%, and positive currency translation of 7.7%. The main organic growth drivers were India, Thailand, South America and Japan, which was almost offset by declines in North America and South Korea. Sales outperformed LVP (according to IHS) in South America and all regions in Asia except South Korea but underperformed marginally in Europe and North America.

Passive Safety Sales

Change vs. same quarter last year			Reported	Currency	Organic
(Dollars in millions)	Q1 2018	Q1 2017	(U.S. GAAP)	effects1)	change3)
Airbag2)	$1,443.1	$1,354.3	6.6%	7.6%	(1.0)%
Seatbelt2)	797.6	687.1	16.1%	9.7%	6.4%
Intersegment sales	(2.8)	(1.2)	—	—	—
Total Passive Safety Sales	$2,237.9	$2,040.2	9.7%	8.3%	1.4%

1)	Effects from currency translations.
2)	Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation tables below.

Consolidated Passive Safety segment sales increased by 9.7% to $2,238 million. Excluding positive currency translation effects, the organic sales growth (non-U.S. GAAP measure) was 1.4%, which can be compared to an LVP decline of 0.6% according to IHS.

Airbag sales declined organically (non-U.S. GAAP measures) by 1%. The main negative contributors to the organic sales decline were side airbags in Europe and Americas, while the main positive impact on organic sales growth was steering wheels in China.

Seatbelt sales grew organically (non-U.S. GAAP measure) in all regions, with the main growth drivers being Americas, Europe and India. The trend of higher sales for more advanced and higher value-added seatbelt systems continued globally.

Electronics Sales

Change vs. same quarter last year			Reported	Currency	Organic
(Dollars in millions)	Q1 2018	Q1 2017	(U.S. GAAP)	effects1)	Change3)
Restraint Control Systems2)	$245.5	$254.7	(3.6)%	6.3%	(9.9)%
Active Safety	213.0	191.5	11.2%	5.4%	5.8%
Brake Systems	113.6	120.5	(5.7)%	4.6%	(10.3)%
Intersegment sales	21.5	16.6	—	—	—
Total Electronic Sales	$593.6	$583.3	1.8%	5.9%	(4.1)%

1)	Effects from currency translations.
2)	Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation tables below.

Consolidated Electronics segment sales increased by 1.8% to $594 million compared to the same quarter 2017. Excluding positive currency translation effects, organic sales declined (non-U.S. GAAP measure) by 4.1% primarily driven by the phase out effect of certain models with Restraint Control Systems and Brake Systems, which more than offset the growth in Active Safety.

Restraint Control Systems sales (mainly airbag control modules and remote sensing units) declined organically (non-U.S. GAAP measure) largely due to Hyundai/Kia in South Korea and China, GM and Nissan in North America and Mazda in Japan.

The organic sales increase (non-U.S. GAAP measure) of close to 6% for Active Safety was positively impacted by almost 10% organic sales growth for core active safety products (radar and camera systems and ADAS ECUs), especially with models from Mercedes, Honda, FCA and PSA, partly offset by declines in positioning systems in North America as well as the ramp-down of the internally developed brake control system in China.

Brake Systems sales in the first quarter declined organically (non-U.S. GAAP measure), mainly to Honda in North America.

Sales by Segment/Product

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2018

(Dollars in millions)

The following tables show the organic change for the three months ended March 31, 2018 compared to the same period last year:

	Passive Safety		Electronics		Other and eliminations	Total
	$	%	$	%	$	$	%
Reported change	$197.7	9.7	$10.3	1.8	$(3.3)	$204.7	7.8
Currency effects1)	168.9	8.3	34.3	5.9	(2.4)	200.8	7.7
Organic change	$28.8	1.4	$(24.0)	(4.1)	$(0.9)	$3.9	0.1

1)	Effects from currency translations.

	Airbag Products2)		Seatbelt Products2)		Restraint Control Systems		Active Safety2)		Brake Systems		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Reported change	$88.8	6.6	$110.5	16.1	$(9.2)	(3.6)	$21.5	11.2	$(6.9)	(5.7)	$204.7	7.8
Currency effects1)	102.2	7.6	66.9	9.7	15.9	6.3	10.4	5.4	5.4	4.6	200.8	7.7
Organic change	$(13.4)	(1.0)	$43.6	6.4	$(25.1)	(9.9)	$11.1	5.8	$(12.3)	(10.3)	$3.9	0.1

1)	Effects from currency translations.
2)	Including Corporate and other sales.

Sales by Region

The tables below reconcile the reported change by geographic region to organic change for the three months ended March 31, 2018 compared to the same period last year:

	Sales	Reported change	Currency	Organic
	(MUSD)	(U.S. GAAP)	effects1)	change2)
Asia	$1,004.1	9.6%	7.1%	2.5%
Whereof: China	$467.8	10.5%	8.4%	2.1%
Japan	$284.4	8.7%	5.1%	3.6%
Rest of Asia	$251.9	9.1%	7.2%	1.9%
Americas	$860.8	(0.3)%	1.5%	(1.8)%
Europe	$947.9	14.4%	14.8%	(0.4)%
Total	$2,812.8	7.8%	7.7%	0.1%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended March 31, 2018

(Dollars in millions)

	China		Japan		Rest of Asia		Americas		Europe		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Reported change	$44.3	10.5	$22.8	8.7	$21.0	9.1	$(2.9)	(0.3)	$119.5	14.4	$204.7	7.8
Currency effects1)	35.6	8.4	13.3	5.1	16.6	7.2	12.3	1.5	123.0	14.8	200.8	7.7
Organic change	$8.7	2.1	$9.5	3.6	$4.4	1.9	$(15.2)	(1.8)	$(3.5)	(0.4)	$3.9	0.1

1)	Effects from currency translations.

The organic sales growth (non-U.S. GAAP measure) of 0.1% in the quarter was mainly impacted by the organic growth in India, Thailand, South America and Japan, which was almost offset by declines in North America and South Korea. The inflator replacement sales impacted organic growth positively by about 0.2pp. LVP declined by 0.6%, according to IHS.

The organic sales increase (non-U.S. GAAP measure) from Autoliv’s companies in China was mainly driven by the domestic OEMs, primarily with Great Wall and Geely.

Organic sales growth (non-U.S. GAAP measure) from Autoliv’s companies in Japan was primarily driven by Honda with favorable model transitions and additional Brake System sales.

Organic sales growth (non-U.S. GAAP measure) from Autoliv’s companies in the Rest of Asia was driven by strong sales development in India, mainly to Suzuki, and in Thailand, mainly to Japanese OEMs, specifically with side airbags to Mitsubishi and seatbelts to Nissan. This was partly offset by organic sales decline (non-U.S. GAAP measure) in South Korea, mainly to Hyundai/Kia.

Sales from Autoliv’s companies in Americas declined organically (non-U.S. GAAP measure) by 1.8%. North America declined by 2.9% organically (non-U.S. GAAP measure) (compared to an LVP decline of 2.7%, according to IHS), driven primarily by unfavorable platform shifts with GM and lower Brake Systems sales to Honda. Higher inflator replacement sales added about 0.7pp to organic growth. South America grew organically (non-U.S. GAAP measure) by 38.7%.

Sales from Autoliv’s companies in Europe declined organically (non-U.S. GAAP measure) by 0.4%. This was mainly driven by JLR, PSA, Renault/Nissan/Mitsubishi and FCA. The decline was partly offset by Daimler, VW and Volvo.

Earnings

	Three months ended
(Dollars in millions, except per share data)	March 31, 2018	March 31, 2017	Change
Net Sales	$2,812.8	$2,608.1	7.8%
Gross profit	579.2	542.5	6.8%
% of sales	20.6%	20.8%	(0.2	)pp
S,G&A	(126.8)	(120.3)	5.4%
% of sales	(4.5)%	(4.6)%	0.1	pp
R,D&E net	(213.7)	(192.7)	10.9%
% of sales	(7.6)%	(7.4)%	(0.2	)pp
Amortization of intangibles	(8.1)	(21.8)	(62.8)%
% of sales	(0.3)%	(0.8)%	0.5	pp
Other income (expense), net	(5.2)	9.9	(152.5)%
% of sales	(0.2)%	0.4%	(0.6	)pp
Operating income	225.4	217.6	3.6%
% of sales	8.0%	8.3%	(0.3	)pp
Income before taxes	196.9	194.4	1.3%
Tax rate	37.8%	26.9%	10.9	pp
Net income	122.4	142.1	(13.9)%
Net income attributable to controlling interest	126.7	143.9	(12.0)%
Earnings per share, diluted1)	1.45	1.62	(10.5)%

1)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two class method excluded from the EPS calculation.

The gross profit for the first quarter of 2018 was $37 million higher than in the same quarter of 2017. The gross margin decreased by 0.2pp to 20.6% compared to the same quarter in 2017, mainly as a result of unfavorable currency effects, costs supporting the near-term growth and negative impact from raw material prices, which more than offset an improved operational performance.

Selling, General and Administrative (S,G&A) expenses increased by $7 million compared to the same quarter of the previous year, but remained virtually unchanged in relation to sales.

Compared to the same quarter of the previous year, Research, Development & Engineering (R,D&E) expenses, net, increased by $21 million, or by 11%, amounting to 7.6% of sales compared to 7.4% of sales in the first quarter of 2017 as we continue to invest in technology, competence and capacity.

Amortization of intangibles decreased by $14 million compared to the same quarter of the prior year as the amortization in the first quarter of 2017 included an impairment charge for a customer contract.

Other income (expense), net declined by $15 million compared to the same quarter of the previous year, primarily due to costs related to separation of our business segments.

Operating income increased by $8 million to $225 million, or 8.0% of sales, corresponding to a reported operating margin of 8.0% of sales, compared to 8.3% of sales in the same quarter of 2017.

Income before taxes increased by $3 million compared to the same quarter of the previous year, as the higher operating income, lower interest expense and lower non-operating items, net, were almost offset by our share of the equity method loss in Zenuity of about $14 million (for more details, see Consolidated Statements of Net Income above). Net income attributable to controlling interest was about $127 million, a decrease of $17 million as compared to the first quarter of 2017.

The effective tax rate, including discrete tax items was 37.8% compared to 26.9% in the same quarter of 2017. The tax rate in the first quarter of 2018, excluding discrete tax items was 34.0%, compared to 27.2% in the same quarter in 2017. Compared to the first quarter of 2017, the tax rate in the first quarter of 2018 was negatively impacted by the non-deductible portion of the pre-spin-off advisor costs, two new international provisions provided in the new U.S. tax law (i.e., GILTI and BEAT) and losses with no tax benefit.

Earnings per share (EPS) assuming dilution decreased by around 11% to $1.45 compared to $1.62 for the same period one year ago. The main negative items affecting EPS were 20 cents from higher tax rate, 16 cents from our share of the equity method loss in Zenuity offset by 11 cents from currency translation effects and 5 cents from other non-operating items.

The weighted average number of shares outstanding assuming dilution was 87.3 million compared to 88.5 million in the first quarter of 2017.

Segment Performance

The Company reports its results in two segments, Passive Safety and Electronics. Corporate sales and income, capital expenditures and depreciation and amortization for the reportable segments can be found in Note 17. Segment Information in this Form 10-Q.

Passive Safety

	Three months ended
(Dollars in millions)	March 31, 2018	March 31, 2017	Change		Organic change1)
Passive Safety sales	$2,237.9	$2,040.2	9.7%		1.4%
Passive Safety operating income	225.3	204.9	10.0%
Passive Safety operating margin	10.1%	10.0%	0.1	pp
Passive Safety Headcount	65,554	63,262	3.6%

1)	Non-U.S. GAAP measure, see reconciliation table above.

Compared to the same period last year, operating income increased by 10%, in line with the mainly currency related sales increase. The operating margin was positively impacted by higher sales and improved operational performance, while costs supporting the near term growth, unfavorable currency effects and increased raw material costs had a negative effect. 82% of the increase in headcount was within direct production.

The first quarter Passive Safety organic sales growth (non-U.S. GAAP measure) of 1.4% was 2pp stronger than the LVP decline of 0.6% (all LVP are according to IHS), and was positively impacted by new product launches, in part offset by unfavorable model mix.

The Company’s Passive Safety sales in Europe declined organically (non-U.S. GAAP measure) by 1.6% in a virtually unchanged LVP market. In North America, the Company’s Passive Safety sales declined by 0.4% organically, compared to the LVP decline of 2.7%. This outperformance was driven by the new product launches, which on a Passive Safety group level added around 4pp to the Company’s Passive Safety organic sales growth. The Company’s Passive Safety sales in China increased by 5% organically, despite LVP declining by 2.4%.

The Company expects the contribution to its Passive Safety organic growth in the second quarter 2018 to increase and for the full year of 2018, the Company expects around 7% contribution to its organic growth from these launches, supporting its indication for the full year 2018 of more than 10% organic sales growth.

Order intake in the first quarter continued to be at a high level. Despite the continued strong order intake, R,D&E expenses, net, in relation to sales was slightly lower than a year earlier.

The Company remains focused on managing the launches within the targeted cost and quality parameters, while preparing for a stand-alone future where it will focus even more on developing its business towards the 2020 targets and beyond.

Electronics

	Three months ended
(Dollars in millions)	March 31, 2018	March 31, 2017	Change		Organic change1)
Electronics sales	$593.6	$583.3	1.8%		(4.1)%
Electronics operating income	30.2	13.6	122.1%
Electronics operating margin	5.1%	2.3%	2.8	pp
Electronics Headcount	7,567	6,933	9.1%
1)	Non-U.S. GAAP measure, see reconciliation table above.

The operating income increased by $17 million and the operating margin increased by 2.8pp. The increase was mainly due to lower amortization of intangibles, as the amortizations in the first quarter of 2017 included an impairment charge for a customer contract. Operating income in first quarter 2018 was positively impacted by the release of an earn-out liability. Headcount increased by 634, including an increase in R,D&E of 747.

We are pleased that we generated almost double-digit growth in our core active safety sales in the quarter. We had a strong development of sales of ADAS ECUs and radar products to Mercedes E-class, of radar products to Mercedes C-class and Honda Accord and Odyssey and of vision products to Mercedes S-class.

Furthermore, we are proud of the milestone ADAS system order from Geely we announced in March 2018. Autoliv together with our software joint venture Zenuity was selected to develop and produce the first advanced driver assistance system for Geely, which includes ADAS ECUs and software, radar systems as well as mono vision and stereo vision camera systems. We continued to have a strong order intake also in RCS in the quarter.

We continue to invest in our competitiveness in Active Safety by building a stronger position in the ADAS environment through deeper cooperation with our partners. Our focus is on winning new customers, developing the strong order book built in the past two years and preparing for a future as a stand-alone company.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations amounted to $16 million compared to $149 million in the same quarter of 2017. The decrease was primarily related to unfavorable timing and geographical effects in operating working capital.

Capital expenditures, net, of $139 million were $30 million more than depreciation and amortization expense during the quarter and $18 million more than capital expenditures, net during the first quarter of 2017. Acquisitions of businesses and other, net, amounted to around $73 million mainly due to our contribution of SEK 600 million ($71 million) into our joint venture Zenuity, supporting its future development.

Net cash provided by (used in) financing activities amounted to $18 million and ($45) million for the first quarter ended 2018 and 2017, respectively.  The increase in net cash provided by financing activities can be attributed to short-debt funding.

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

Reconciliation of “Operating working capital” to U.S. GAAP financial measure

(Dollars in millions)

	March 31, 2018	December 31, 2017
Total current assets	$4,341.9	$4,204.7
Total current liabilities	(2,809.5)	(2,654.6)
Working capital	1,532.4	1,550.1
Cash and cash equivalents	(793.9)	(959.5)
Short-term debt	84.0	19.7
Derivative liability and (asset), current	(0.9)	(1.1)
Dividends payable	53.9	52.2
Operating working capital	$875.5	$661.4

Working capital decreased to 14% of sales compared to 16% on March 31, 2017 while operating working capital (non-U.S. GAAP measure) as a percentage of sales was 8.3%, up from 6.5% on March 31, 2017. The increase was mainly due to currency fluctuations, inventory build-up for product launches as well as unfavorable timing and geographical effects. The Company targets that operating working capital in relation to the last 12-month sales should not exceed 10%.

Accounts receivable in relation to sales was 78 days outstanding, compared to 72 days outstanding on December 31, 2017 and 75 days on March 31, 2017. Days inventory outstanding was 31 days, compared to 32 days on December 31, 2017, and 30 days on March 31, 2017.

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

Reconciliation of “Net debt” to U.S. GAAP financial measure

(Dollars in millions)

	March 31, 2018	December 31, 2017
Short-term debt	$84.0	$19.7
Long-term debt	1,325.2	1,321.7
Total debt	1,409.2	1,341.4
Cash and cash equivalents	(793.9)	(959.5)
Debt-related equivalents	(0.9)	(2.5)
Net debt	$614.4	$379.4

The Company’s net debt position (non-U.S. GAAP measure) increased by $235 million during the quarter to $614 million at March 31, 2018, mainly due to the $139 million in capital expenditures, net, $73 million in acquisitions of businesses and other, net and $52 million in dividends paid not being offset by cash flow from operations of $16 million. Gross interest-bearing debt increased by $68 million to $1,409 million.

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

Calculation of “Leverage ratio”

(Dollars in millions)

	March 31, 2018	December 31, 2017
Net debt1)	$614.4	$379.4
Pension liabilities	231.3	225.9
Debt per the Policy	$845.7	$605.3

Net income2)	$283.3	$303.0
Income taxes 2)	225.7	203.5
Interest expense, net2,3)	51.6	53.8
Depreciation and amortization of intangibles2,4)	655.0	660.0
EBITDA per the Policy	$1,215.6	$1,220.3
Leverage ratio	0.7	0.5
1)	Net debt is short- and long-term debt less cash and cash equivalents and debt-related derivatives.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.
4)	Including impairment write-offs, if any.

Autoliv’s policy is to maintain a leverage ratio (non-U.S. GAAP measure) commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (non-U.S. GAAP measure) adjusted for pension liabilities in relation to EBITDA (earnings before interest, taxes, depreciation and amortization). The long-term target is to maintain a leverage ratio of around 1 within a range of 0.5 to 1.5. As of March 31, 2018, the Company had a leverage ratio of 0.7.

During the quarter, total equity increased by $173 million to $4,342 million, mainly due to $122 million net income and positive currency translation of $91 million. This was partly offset by $54 million in dividends. Total parent shareholders’ equity was $4,206 million corresponding to $48.29 per share.

Headcount

	March 31, 2018	December 31, 2017	March 31, 2017
Headcount	73,568	72,034	70,580
Whereof:
Direct workers in manufacturing	67%	67%	67%
Best cost countries	75%	75%	75%
Temporary personnel	13%	13%	13%

Compared to December 31, 2017, total headcount (permanent employees and temporary personnel) increased by 1,534, with 86% of the increase in direct production. Compared to a year ago, headcount increased by 2,988, with 61% of the increase in direct production and 34% of the increase in R,D&E.

Outlook

The planned spin-off of the Electronics business with trading in Veoneer stock expected to begin early in the third quarter of 2018 will lead to changes in guidance and indication principles. After completion of the spin-off, both Veoneer and Autoliv will communicate their respective updated guidance and indication principles. For now, we repeat the full year indications by segments from our fourth quarter 2017 report, but do not provide any guidance for the second quarter nor any indication on Autoliv group level for the full year.

For the Passive Safety segment, mainly based on our customer call-offs and light vehicle production outlook according to IHS, the indication for organic sales growth for the full year is more than 10%. Currency translations are expected to have a combined positive effect of around 4%, resulting in a consolidated sales increase of around 14%. The indication for the underlying profitability for the segment is an increase compared to full year 2017.

For the Electronics segment (within Autoliv), the indication is for organic sales growth for the full year to be around negative 3% as growth in Active Safety is more than offset by declines in Restraint Control Systems (RCS) and Brake Systems. Currency translations are expected to have a positive effect of around 3%, resulting in virtually unchanged consolidated sales. The indication for the underlying profitability for the segment is a decrease compared to full year 2017.

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

Spin-Off Update

On December 12, 2017, Autoliv announced that its Board of Directors had concluded its strategic review and decided to prepare for a spin-off of its Electronics business segment, creating a new, independent publicly traded company. Through the spin-off, additional value for shareholders and other stakeholders will be created by the ability to better address two distinct, growing markets with leading product offerings. The spin-off is expected to occur in time for trading in Veoneer to begin early in the third quarter of 2018.

The spin-off will be effected by a payment of a dividend of the common stock of Veoneer on a pro rata basis to the stockholders of Autoliv. The intent is for the spin-off to be tax free to Autoliv and to stockholders in the U.S. and Sweden.

On March 22, 2018, Autoliv announced the leaders for Veoneer and Autoliv following the completion of the spin-off. Jan Carlson will be the Chief Executive Officer of Veoneer following the completion of the spin-off. Mr. Carlson assumed this role within the Veoneer business segment on April 1, 2018 while continuing to serve in his role of Chairman, President and CEO of Autoliv until the spin-off. After completion of the spin-off, Mikael Bratt will assume the role of Chief Executive Officer of Autoliv, which will consist of Autoliv’s Passive Safety business segment. Mats Backman will continue in his role as Chief Financial Officer of Autoliv while Mathias Hermanson will be Chief Financial Officer of Veoneer. Johan Löfvenholm will be Chief Operating Officer of Veoneer, following the completion of the spin-off.

Thomas Jönsson will be Head of Communications & Investor Relations for Veoneer and Ray Pekar will be Vice President Investor Relations while Anders Trapp will continue as Head of Investor Relations for Autoliv.

The spin-off is progressing according to plan and on April 26 Veoneer publicly filed a registration on Form 10 with the SEC in the US, containing business descriptions and historical financial data for Veoneer. In connection with the spin-off of Veoneer, the initial capitalization of Veoneer is expected to be provided through a capital injection from Autoliv and will provide up to $1.2 billion of cash liquidity (including existing cash). Autoliv intends to raise the majority of the needed capital through debt financing, while the remaining amount of the capital injection will be through cash on hand. Further information can be found at autoliv.com.

On April 27, 2018, S&P Global affirmed its A- rating on Autoliv’s long term debt, changing the outlook from stable to negative.

New Revenue Recognition Standard

The Company adopted ASU 2014-09 - Revenue from Contracts with Customers, effective January 1, 2018. The adoption of the new revenue standard did not have a material impact on the Company’s net sales, net income, or balance sheet. For further information see Note 2. New Accounting Standards and Note 3. Revenue to our condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2018, the Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018.

OTHER RECENT EVENTS

Launches in the First Quarter of 2018

Ram Truck 1500

Driver airbag with steering wheel, passenger airbag and side airbag.

Acura RDX

Passenger airbag, knee airbag, side airbag, inflatable curtain and seatbelt with pretensioner.

Peugeot 508

Night vision system, inflatable curtain, side airbag, seatbelt with pretensioner and pedestrian safety.

Mercedes Sprinter

Driver airbag with steering wheel, passenger airbag, side airbag, inflatable curtain, seatbelt with pretensioner and mono vision system.

Nissan Terra

Knee airbag, inflatable curtain, side airbag, seatbelt with pretensioner.

Hyundai Santa Fe

Inflatable curtain, side airbag and restraint control system.

VW Touareg

Night vision system, driver airbag with steering wheel, seatbelt and cable cutters.

Mercedes A-Class

Radar, mono vision system, ADAS ECU, stereo vision system, pyro safety switch.

Great Wall Haval H4

Driver airbag with steering wheel, passenger airbag, side airbag, inflatable curtain, seatbelt with pretensioner and restraint control system.

Other Events

•

On February 26, 2018, Autoliv announced that it was honored with the prestigious Global Contribution Award, Toyota’s highest award for suppliers. The award is given in recognition of companies that have outstanding performance in the past year in terms of superior quality, delivery, technology, innovation and cost improvement performance.

•

On March 2, 2018, Autoliv announced that it has added two new independent directors to its Board of Directors: Mr. Hasse Johansson and Mr. Thaddeus “Ted” Senko. Mr. Johansson currently serves on the boards of Swedish public companies Electrolux AB and DevPort AB. Between 2001 and 2009, Mr. Johansson served as the Executive Vice President of Research and Development at Scania, a major manufacturer of commercial vehicles. Mr. Senko has an extensive career at KPMG LLP providing enterprise risk management, compliance and audit services to various public companies.

Dividend

On February 14, 2018, the Company declared a quarterly dividend to shareholders of 62 cents per share for the second quarter of 2018, with the following payment schedule:

Ex-date (common stock)	May 22, 2018
Ex-date (SDRs)	May 22, 2018
Record Date	May 23, 2018
Payment Date	June 7, 2018

Next Report

Autoliv intends to publish the quarterly earnings report for the second quarter of 2018 on Friday, July 27, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018.  The following provides additional clarification regarding why a one percentage point interest rate increase would reduce net interest expense, considering the Company’s debt and cash and cash equivalent balances as of December 31, 2017. The Company’s capital structure as of December 31, 2017 included gross fixed-rate debt of $1,321 million out of total debt of $1,341 million. Thus, a change in the interest rate environment (i.e., an increase in baseline rates) would not have a notable impact on the Company’s interest expense.  As of December 31, 2017, the Company had $960 million in cash and cash equivalents that were subject to a floating interest rate. The Company calculated approximately $900 million of the $960 million would be affected if interest rates increased and therefore concluded that an interest rate increase would have a positive impact on our interest income. Taking the cash and cash equivalents level of $900 million (which is primarily subject to floating interest rates) minus the portion of local debt carrying floating interest rates, the Company estimated that a one-percentage point interest rate increase would increase interest income and thereby reduce net interest expense by approximately $9 million, both in 2018 and 2019.

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

For a description of our material legal proceedings, see Note 14. Contingent Liabilities – Legal Proceedings to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

As of March 31, 2018, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended March 31, 2018, Autoliv made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000. Under the existing authorization, another 2,986,288 shares may be repurchased. The stock repurchase program does not have an expiration date.

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

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2018

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)