Form 10-Q
period 2018-06-30
AUTOLIV INC
filed 2018-07-27
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 20, 2018, there were 87,132,890 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv, Inc. (“Autoliv,” the “Company” or “we”) or its management believes or anticipates may occur in the future. All forward-looking statements, including without limitation, statements regarding management’s examination of historical operating trends and data, estimates of future sales, operating margin, cash flow, effective tax rate or other future operating performance or financial results, and the expected impact of the completed spin-off of our Electronics business and the outlook for Autoliv following the spin-off are based upon our current expectations, various assumptions and/or data available from third parties. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “would,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations, restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the resolution of the Toyota Recall (see Note 12. Contingent Liabilities below)); higher expenses for our pension and other postretirement benefits including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$2,211.5	$1,983.9	$4,452.4	$4,025.5
Cost of sales	(1,771.8)	(1,568.6)	(3,552.4)	(3,181.5)
Gross profit	439.7	415.3	900.0	844.0
Selling, general and administrative expenses	(99.8)	(105.0)	(200.9)	(200.2)
Research, development and engineering expenses, net	(117.5)	(95.7)	(226.0)	(201.9)
Amortization of intangibles	(2.9)	(2.9)	(5.7)	(5.6)
Other income (expense), net	9.6	8.1	5.1	5.8
Operating income	229.1	219.8	472.5	442.1
Income from equity method investments	1.3	0.2	2.6	0.7
Interest income	1.1	1.8	2.8	3.8
Interest expense	(13.7)	(15.0)	(27.3)	(31.2)
Other non-operating items, net	(7.7)	(5.6)	(11.6)	(14.5)
Income from continuing operations before income taxes	210.1	201.2	439.0	400.9
Income tax expense	(16.9)	(65.1)	(86.7)	(116.5)
Income from continuing operations	193.2	136.1	352.3	284.4
Loss from discontinued operations, net of income taxes (Note 3)	(159.1)	(7.8)	(195.8)	(14.0)
Net income	34.1	128.3	156.5	270.4
Less: Net income from continuing operations attributable to non-controlling interest	0.5	0.4	0.9	0.8
Less: Net loss from discontinued operations attributable to non-controlling interest	(3.6)	(1.9)	(8.3)	(4.1)
Net income attributable to controlling interest	$37.2	$129.8	$163.9	$273.7

Amounts attributable to controlling interest:
Net Income from continuing operations	$192.7	$135.7	$351.4	$283.6
Net Loss from discontinued operations (Note 3)	(155.5)	(5.9)	(187.5)	(9.9)
Net income attributable to controlling interest	$37.2	$129.8	$163.9	$273.7

Earnings per share continuing operations – basic 1)	$2.21	$1.54	$4.03	$3.22
Earnings per share discontinued operations – basic 1)	(1.78)	(0.07)	(2.15)	(0.11)
Basic earnings per share	$0.43	$1.47	$1.88	$3.11

Earnings per share continuing operations – diluted 1)	$2.20	$1.54	$4.02	$3.21
Earnings per share discontinued operations – diluted 1)	(1.77)	(0.07)	(2.14)	(0.11)
Diluted earnings per share	$0.43	$1.47	$1.88	$3.10

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.1	87.9	87.1	88.1
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.4	88.1	87.4	88.3

Cash dividend per share – declared	$0.62	$0.60	$1.24	$1.20
Cash dividend per share – paid	$0.62	$0.60	$1.22	$1.18

1)

Participating share awards with the right to receive dividend equivalents are (under the two class method) excluded from the earnings per share calculation (see Note 14 to the unaudited condensed consolidated financial statements).

See “Notes to unaudited condensed consolidated financial statements.”

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$34.1	$128.3	$156.5	$270.4
Other comprehensive income before tax:
Change in cumulative translation adjustments	(196.3)	85.5	(104.8)	174.0
Net change in cash flow hedges	0.7	(3.9)	1.1	(6.6)
Net change in unrealized components of defined benefit plans	7.3	1.9	8.1	3.6
Other comprehensive income, before tax	(188.3)	83.5	(95.6)	171.0
Tax effect allocated to other comprehensive income	(2.2)	(0.6)	(2.4)	(1.1)
Other comprehensive income, net of tax	(190.5)	82.9	(98.0)	169.9
Comprehensive income	$(156.4)	$211.2	$58.5	$440.3
Less: Comprehensive income attributable to non-controlling interest	(3.1)	(1.5)	(7.4)	(3.3)
Comprehensive income attributable to controlling interest	$(153.3)	$212.7	$65.9	$443.6

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$507.5	$959.5
Receivables, net	1,863.1	1,696.7
Inventories, net	709.7	704.3
Other current assets	246.6	197.0
Related party receivables (Note 15)	46.9	—
Current assets, discontinued operations (Note 3)	—	647.2
Total current assets	3,373.8	4,204.7
Property, plant and equipment, net	1,633.4	1,608.9
Investments and other non-current assets	352.4	341.0
Goodwill	1,391.9	1,397.0
Intangible assets, net	38.3	42.6
Non-current assets, discontinued operations (Note 3)	—	955.7
Total assets	$6,789.8	$8,549.9

Liabilities and equity
Short-term debt	$605.6	$19.7
Accounts payable	966.4	957.3
Accrued expenses	849.7	829.5
Other current liabilities	261.1	279.9
Related party liabilities (Note 15)	70.5	—
Current liabilities, discontinued operations (Note 3)	—	568.2
Total current liabilities	2,753.3	2,654.6
Long-term debt	1,678.0	1,310.7
Pension liability	203.8	206.8
Other non-current liabilities	147.1	144.3
Non-current liabilities, discontinued operations (Note 3)	—	64.1
Total non-current liabilities	2,028.9	1,725.9
Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings (Note 11)	2,118.4	4,079.2
Accumulated other comprehensive loss (Note 11)	(383.1)	(287.5)
Treasury stock (Note 11)	(1,172.9)	(1,188.7)
Total controlling interest	1,994.5	4,035.1
Non-controlling interest (Note 11)	13.1	134.3
Total equity	2,007.6	4,169.4
Total liabilities and equity	$6,789.8	$8,549.9

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six months ended
	June 30, 2018	June 30, 2017
Operating activities
Net income continuing operations	$352.3	$284.4
Net income discontinued operations	(195.8)	(14.0)
Depreciation and amortization	223.3	214.4
Separation costs	26.8	—
Other, net	12.6	(16.4)
Changes in operating assets and liabilities	(356.2)	(139.8)
Net cash provided by operating activities (Note 3)	63.0	328.6

Investing activities
Expenditures for property, plant and equipment	(306.4)	(270.6)
Proceeds from sale of property, plant and equipment	2.4	10.8
Acquisitions of businesses and interest in/additional contributions to affiliates, net of cash acquired	(72.9)	(111.5)
Net cash used in investing activities (Note 3)	(376.9)	(371.3)

Financing activities
Net increase (decrease) in short-term debt	410.0	(36.7)
Issuance of long-term debt, net of discount	582.2	—
Debt issuance costs	(2.6)	—
Dividends paid	(106.6)	(104.2)
Dividends paid to non-controlling interest	(2.0)	—
Shares repurchased	—	(157.0)
Common stock options exercised	7.6	2.6
Capital contribution to Veoneer	(979.7)	—
Net cash used in financing activities	(91.1)	(295.3)
Effect of exchange rate changes on cash and cash equivalents	(47.0)	33.8
Decrease in cash and cash equivalents	(452.0)	(304.2)
Cash and cash equivalents at beginning of period	959.5	1,226.7
Cash and cash equivalents at end of period	$507.5	$922.5

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2018

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

On June 29, 2018 (the “Distribution Date”), Autoliv completed the spin-off of its Electronics segment (the “spin-off”) through the distribution of all of the issued and outstanding stock of Veoneer, Inc. (“Veoneer”). To effect the spin-off, Autoliv distributed to each Autoliv stockholder one share of Veoneer common stock, par value $1.00 per share, for every one share of Autoliv common stock, par value $1.00 per share, held by such person on the common stock record date, and each Autoliv Swedish Depository Receipt (SDR) holder received one Veoneer SDR for each Autoliv SDR held by such person on the applicable SDR record date. On July 2, 2018, Veoneer’s common stock began regular-way trading on the New York Stock Exchange under the symbol “VNE” and its SDRs began trading on Nasdaq Stockholm under the symbol “VNE SDB.” The Company did not retain any equity interest in Veoneer.

In accordance with U.S. GAAP, the financial position and results of operations of the Electronics business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The restated historical financial statements reflecting the spin-off are unaudited, but have been derived from Autoliv’s historical audited annual reports. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The cash flows and comprehensive income related to the Electronics business have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all periods presented. With the exception of Note 3, the Notes to the Unaudited Condensed Consolidated Financial Statements reflect the continuing operations of Autoliv. See Note 3 - Discontinued Operations below for additional information regarding discontinued operations.

On April 1, 2018, in preparation for the spin-off, pursuant to the terms of a master transfer agreement entered into between Autoliv and Veoneer, assets related to the Electronics business were transferred to, and liabilities related to the Electronics business were retained or assumed by Veoneer, however, responsibility for certain product, warranty and recall liabilities for Electronics products manufactured prior to April 1, 2018 was retained by Autoliv as provided in the Distribution Agreement between Autoliv and Veoneer.

Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as a result of the spin-off of Veoneer.

Upon completion of the spin-off, Autoliv has concluded at June 30, 2018 that it has one reportable segment, based on the way the Company evaluates its financial performance and manages its operations. Prior to the completion of the spin-off, the Company had two reportable segments, Electronics and Passive Safety. The Company’s Passive Safety reportable segment includes the Company’s airbag and seatbelt products and components.

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

2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). Consequently, the amendments in ASU 2018-02 eliminate the stranded tax effects resulting from the Act. The amendments in ASU 2018-02 are effective for all entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company early adopted ASU 2018-02 as of January 1, 2018 and made a reclassification from AOCI to Retained earnings of approximately $10 million.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. In the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the consolidated statements of income separately from the service cost component and outside operating income. The amendments in ASU 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statements of income. The Company adopted ASU 2017-07 in the first quarter of 2018. Prior comparative periods have not been adjusted since the impact of ASU 2017-07 is not material for any consolidated financial statements periods presented (see Note 10. Retirement Plans).

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

Balance Sheet (Dollars in millions)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Inventories, net1)	$859.1	$(17.4)	$841.7
Other current assets1)	228.9	22.0	250.9

Equity
Retained Earnings1)	4,079.2	3.2	4,082.4
1) Impact at adoption which included both continuing and discontinued operations.

	Three months period ended June 30, 2018			Six months period ended June 30, 2018
Income Statement (Dollars in millions)	As Reported	Balances without adoption of ASC 606	Effect of Changes	As Reported	Balances without adoption of ASC 606	Effect of Changes
Net sales	$2,211.5	$2,210.8	$0.7	$4,452.4	$4,448.7	$3.7
Cost of sales	(1,771.8)	(1,771.2)	(0.6)	(3,552.4)	(3,549.2)	(3.2)
Operating income	229.1	229.1	0.0	472.5	472.0	0.5

	As of June 30, 2018
Balance Sheet (Dollars in millions)	As Reported	Balances without adoption of ASC 606	Effect of Changes
Assets
Inventories, net	$709.7	$724.7	$(15.0)
Other current assets	246.6	227.9	18.7

Equity
Retained Earnings	2,118.4	2,115.8	2.6

Accounting Standards Issued But Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging (Topic 815), Targeted improvements to accounting for hedging activities. The amendments in ASU 2017-12 better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in ASU 2017-12 also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in ASU 2017-12 modify disclosures required in current GAAP. Those modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. The amendments also require new tabular disclosures related to cumulative basis adjustments for fair value hedges. The amendments in ASU 2017-12 are effective for public business entities for annual period beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the annual period that an entity adopts the amendments in ASU 2017-12. The Company believes that the pending adoption of ASU 2017-12 will not have a material impact on the consolidated financial statements since the Company terminated its existing cash flow hedges in the first quarter of 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company intends to adopt ASU 2016-02 in the annual period beginning January 1, 2019. The Company intends to apply the modified retrospective transition method and elect the transition option to use the effective date January 1, 2019, as the date of initial application. The Company will not adjust its comparative period financial statements for effects of the ASU 2016-02, or make the new required lease disclosures for periods before the effective date. The Company will recognize its cumulative effect transition adjustment as of the effective date. The Company’s implementation of this standard includes use of a project management framework that includes a dedicated lead project manager and a cross-functional project steering committee responsible for assessing the impact that the new standard will have on the Company’s accounting, financial statement presentation and disclosure. This team has continued its process to identify leasing arrangements and to compare its accounting policies and practices to the requirements of the new standard. In addition, the Company has selected a new system to assist with lease accounting and has started the implementation. The Company regularly enters into operating leases, for which current GAAP does not require recognition on the balance sheet. The Company anticipates that the adoption of ASU 2016-02 will primarily result in the recognition of most operating leases on its balance sheet resulting in an increase in reported right-of-use assets and leasing liabilities. The Company will continue to assess the impact from the new standard. The Company is continuing to consider control and process changes to capture lease data necessary to apply ASU 2016-02.

3. DISCONTINUED OPERATIONS

As discussed in Note 1. Basis of Presentation above, on June 29, 2018, the Company completed the spin-off of Veoneer and the requirements for the presentation of Veoneer as a discontinued operation were met on that date. Accordingly, Veoneer’s historical financial results are reflected in the Company’s unaudited condensed consolidated financial statements as discontinued operations. The Company did not allocate any general corporate overhead or interest expense to discontinued operations.

The financial results of Veoneer are presented as loss from discontinued operations, net of income taxes in the unaudited Condensed Consolidated Statements of Income. The following table presents the financial results of Veoneer (dollars in millions).

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$551.0	$561.0	$1,122.9	$1,127.5
Cost of sales	(445.4)	(440.8)	(898.4)	(893.5)
Gross profit	105.6	120.2	224.5	234.0
Selling, general and administrative expenses	(34.0)	(19.7)	(59.7)	(44.8)
Research, development and engineering expenses, net	(118.8)	(99.8)	(224.0)	(186.3)
Amortization of intangibles	(5.2)	(4.5)	(10.5)	(23.6)
Other income (expense), net	(52.7)	0.4	(53.4)	12.6
Operating loss	(105.1)	(3.4)	(123.1)	(8.1)
Loss from equity method investments	(15.9)	(7.8)	(29.9)	(7.8)
Interest income	0.7	—	0.7	—
Interest expense	(0.3)	(0.1)	(0.4)	(0.1)
Other non-operating items, net	0.4	0.3	0.5	(0.3)
Loss before income taxes	(120.2)	(11.0)	(152.2)	(16.3)
Income tax (expense) benefit	(38.9)	3.2	(43.6)	2.3
Loss from discontinued operations, net of income taxes	(159.1)	(7.8)	(195.8)	(14.0)
Less: Net loss attributable to non-controlling interest	(3.6)	(1.9)	(8.3)	(4.1)
Net loss from discontinued operations	$(155.5)	$(5.9)	$(187.5)	$(9.9)

The Company has incurred $79.4 million in separation costs related to the spin-off of Veoneer, of which $70.9 million has been incurred 2018 year to date and is reported in Other income (expense), net. These costs are primarily related to professional fees associated with planning the spin-off, as well as spin-off activities within finance, tax, legal and information system functions and certain investment banking fees incurred upon the completion of the spin-off.

The following table summarizes the carrying value of major classes of assets and liabilities of Veoneer, reclassified as assets and liabilities of discontinued operations at December 31, 2017 (dollars in millions).

December 31, 2017
ASSETS
Receivables, net	460.5
Inventories, net	154.8
Other current assets	31.9
Total current assets, discontinued operations	647.2

Property, plant and equipment, net	364.2
Investments and other non-current assets	177.5
Goodwill	291.8
Intangible assets, net	122.2
Total non-current assets, discontinued operations	$955.7

LIABILITIES
Accounts payable	$323.5
Accrued expenses	199.1
Other current liabilities	45.6
Total current liabilities, discontinued operations	568.2

Long-term debt	11.0
Pension liability	19.1
Other non-current liabilities	34.0
Total non-current liabilities, discontinued operations	$64.1

In connection with the spin-off, Autoliv entered into definitive agreements with Veoneer that, among other matters, set forth the terms and conditions of the spin-off and provide a framework for Autoliv’s relationship with Veoneer after the spin-off, including the following (collectively, the “Spin-off Agreements”):

Distribution Agreement

The Distribution Agreement sets forth the principal transactions taken by Veoneer and by Autoliv in connection with the spin-off and the terms to govern certain aspects of the parties’ relationship following the spin-off. The Distribution Agreement also provides for cross-indemnities that, except as otherwise provided in the Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of Veoneer’s business with Veoneer and financial responsibility for the obligations and liabilities of Autoliv’s business with Autoliv. However, Autoliv has agreed to indemnify Veoneer for certain warranty, recall and product liabilities for Electronics products manufactured prior to April 1, 2018, and has retained an indemnification liability.

Amended and Restated Transition Services Agreement

Pursuant to the Amended and Restated Transition Services Agreement, Autoliv or one of its subsidiaries will provide various services to Veoneer and its subsidiaries and Veoneer or one of its subsidiaries agreed to provide various services to Autoliv and subsidiaries of Autoliv for a limited time to help ensure an orderly transition following the spin-off. The services will terminate no later than March 31, 2020.

Employee Matters Agreement

The Employee Matters Agreement governs Autoliv’s and Veoneer’s compensation and employee benefit obligations with respect to the employees and non-employee directors of each company.

Pursuant to the Agreement, the Company transferred pension and postretirement benefits other than pension related to Veoneer employees. The transfer of assets and obligations to Veoneer resulted in a net decrease in the underfunded status of the sponsored pension and postretirement benefits other than pension of $22.8 million and the transfer of unrecognized losses in accumulated other comprehensive income of $6.3 million as of June 30, 2018.

Tax Matters Agreement

Pursuant to the Tax Matters Agreement, Autoliv and Veoneer allocated the liability for taxes and certain tax assets between the two companies.  The Tax Matters Agreement also governs the parties’ respective rights, responsibilities, and obligations with respect to U.S. federal, state, local and foreign taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the spin-off and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and assistance and cooperation in respect of tax matters.

Pursuant to the Tax Matters Agreement, Autoliv is the primarily obligor on all taxes which relate to any period prior to April 1, 2018. Consequently, the Company is liable for any transition taxes under the Tax Cuts and Jobs Act of 2017.

Reseller Agreements

Reseller agreements are primarily comprised of arrangements between Veoneer and Autoliv business units in Japan, the U. S., India and Sweden to address situations in which customers have not yet been able to update their systems to reflect Veoneer as the supplier. Under the terms of these agreements and based on the substance of the relationships with the customers, Veoneer has the responsibility to provide the products to the customers although orders may be placed with Autoliv and Autoliv may collect the cash for the associated invoices which is then remitted to Veoneer.

Veoneer Capital Contribution

In connection with the spin-off, Autoliv capitalized Veoneer with approximately $1 billion of cash. Net assets of $2,129 million, including approximately $1 billion of cash, were transferred to Veoneer on or prior to the Distribution Date, including $13 million of accumulated other comprehensive loss (primarily related to pension and cumulative translation adjustment) and the non-controlling interest of $112 million. This resulted in a $2,030 million reduction to retained earnings.

The following table presents depreciation, amortization, capital expenditures, acquisition of businesses and significant non-cash items of the discontinued operations related to Veoneer (dollars in millions).

	Six months ended
	June 30, 2018	June 30, 2017
Depreciation	$44.8	$40.8
Amortization of intangible assets	10.5	23.6
Capital expenditures	71.1	50.0
Acquisition in affiliate, net	71.0	111.5
M/A-COM earn-out adjustment	(14.0)	(12.7)
Undistributed loss from equity method investment	29.9	7.8

4. REVENUE

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

Nature of goods and services

The following is a description of principal activities from which the Company generates its revenue. The Company has after the spin-off of its Electronics business one operating segment, Passive Safety, which includes airbag and seatbelt products and components. The Company generates revenue from the sale of production parts to original equipment manufacturers (“OEMs”).

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

Disaggregation of revenue

In the following tables, revenue from the Company’s continuing operations is disaggregated by primary region and products.

Net Sales by Region
(Dollars in millions)	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
China	$385.1	$306.8	$751.5	$629.9
Japan	195.5	185.2	410.2	385.2
Rest of Asia	211.6	201.5	422.7	387.4
Americas	682.3	612.5	1,349.5	1,260.7
Europe	737.0	677.9	1,518.5	1,362.3
Total net sales	$2,211.5	$1,983.9	$4,452.4	$4,025.5

Net Sales by Products
(Dollars in millions)	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Airbag Products1)	$1,437.9	$1,316.6	$2,877.5	$2,671.1
Seatbelt Products1)	773.6	667.3	1,574.9	1,354.4
Total net sales	$2,211.5	$1,983.9	$4,452.4	$4,025.5
1) Including Corporate and other sales.

Contract balances

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

The following tables provides information about receivables, contract assets, and contract liabilities from contracts with customers.

Contract Balances with Customers
(Dollars in millions)	As of
	June 30, 2018	December 31, 2017
Receivables, net	$1,863.1	$1,696.7
Contract assets 1)	18.7	—
Contract liabilities 2)	30.3	33.0
1) Included in other current assets.
2) Included in other current and other non-current liabilities.

Receivables, net of allowance
(Dollars in millions)	As of
	June 30, 2018	December 31, 2017
Receivables	$1,868.9	$1,703.0
Allowance at beginning of period	(6.3)	(4.2)
Net decrease/(increase) of allowance	0.4	(1.8)
Translation difference	0.1	(0.3)
Allowance at end of period	(5.8)	(6.3)
Receivables, net of allowance	$1,863.1	$1,696.7

Changes in the contract assets and the contract liabilities balances during the period are as follows:

Change in Contract Balances with Customers
(Dollars in millions)
	Three months ended June 30, 2018		Six months ended June 30, 2018
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
Beginning balance	$18.0	$33.5	$—	$33.0
Increases/(decreases) due to cumulative catch up adjustment	—	—	15.0	—
Increases/(decreases) due to revenue recognized	18.7	(2.0)	18.7	(2.4)
Increases/(decreases) due to cash received	—	—	—	—
Increases/(decreases) due to transfer to receivables	(18.0)	—	(15.0)	—
Translation difference	—	(1.2)	—	(0.3)
Ending balance	$18.7	$30.3	$18.7	$30.3

The increases/(decreases) in the table above related to contracts assets reflect the total adjustments needed to align revenue recognition for work completed but not billed at each quarter period end.

Contract costs

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales. The amount of fulfillment costs was not material for any period presented.

5. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short-term maturity of these instruments.

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. The derivatives outstanding at June 30, 2018 were foreign exchange swaps. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates.

The Company’s derivatives are all classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods (for further information about the hierarchy levels, see the Company’s Annual Report on Form 10-K).

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis for the continuing operations. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below, in the Condensed Consolidated Balance Sheet at June 30, 2018, and in the Consolidated Balance Sheet at December 31, 2017, have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

	June 30, 2018
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$1,037.0	1)	$0.4	2)	$3.4	3)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$1,037.0		$0.4		$3.4

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,021.6 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.4 million.

3)	Net amount after deducting for offsetting swaps under ISDA agreements is $3.3 million.

	December 31, 2017
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$468.2	1)	$2.4	2)	$0.3	3)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$468.2		$2.4		$0.3

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $468.2 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.4 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.3 million.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of June 30, 2018 and December 31, 2017 related to the continuing operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at June 30, 2018 and December 31, 2017 related to the continuing operations were foreign exchange swaps.

For the three months ended June 30, 2018 and June 30, 2017, the gains and losses recognized in other non-operating items, net were a loss of $4.4 million and a gain of $1.8 million, respectively, for derivative instruments not designated as hedging instruments. For the six months ended June 30, 2018 and June 30, 2017, the gains and losses recognized in other non-operating items, net were a loss of $5.3 million and a gain of $0.3 million, respectively.

For the three and six months ended June 30, 2018 and June 30, 2017, the gains and losses recognized as interest expense were immaterial.

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

On June 18, 2018, Autoliv announced that it priced a 5-year bond offering of EUR 500 million in the Eurobond market (the “Notes”). The Notes were issued on June 26, 2018, at an issue price of 99.527%, and carry a coupon of 0.75% (paid annually in arrears), which implies a per annum yield of 0.847%.

The fair value and carrying value of debt for the continuing operations is summarized in the table below (dollars in millions).

	June 30,	June 30,	December 31,	December 31,
	2018	2018	2017	2017
	Carrying	Fair	Carrying	Fair
	value1)	value	value1)	value
Long-term debt
U.S. Private placement	$1,101.7	$1,133.1	$1,310.5	$1,379.9
Eurobond	576.2	583.2	—	—
Other long-term debt	0.1	0.1	0.2	0.2
Total	$1,678.0	$1,716.4	$1,310.7	$1,380.1

Short-term debt
Commercial paper	$387.5	$387.5	$—	$—
Short-term portion of long-term debt	208.0	208.7	0.2	0.2
Overdrafts and other short-term debt	10.1	9.9	19.5	19.5
Total	$605.6	$606.1	$19.7	$19.7

1)	Debt as reported in balance sheet.

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

6. INCOME TAXES

The effective tax rate in the second quarter of 2018 was 8.1% compared to 33.2% in the same quarter of 2017. Discrete tax items, net in the second quarter of 2018 had a favorable impact of 19.2%, principally due to the reversal of valuation allowances against deferred tax assets as a consequence of the spin-off. In the second quarter of 2017, discrete tax items, net had an unfavorable impact of 7.3%, primarily due to valuation allowances recorded against specific deferred tax assets.

The effective tax rate in the first six months of 2018 was 19.8% compared to 29.7% for the first six months of 2017. The effective tax rate in the first six months of 2018 was favorably impacted by 7.4%, due to discrete tax items, principally the reversal of valuation allowances against deferred tax assets. In the first six months of 2017, the net impact of discrete tax items caused a 3.6% increase to the effective tax rate, primarily due to valuation allowances recorded against specific deferred tax assets.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the six months ended June 30, 2018, the Company did not obtain additional information affecting the provisional amount initially recorded for the transition tax for the year ended December 31, 2017. As a result, the Company did not make any adjustment to the provisional transition tax recorded in December 2017. Additional work is still necessary for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

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

As of June 30, 2018, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the second quarter of 2018, the Company recorded a net increase of $0.6 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. In addition, during the second quarter of 2018, the Company recorded a decrease of $3.1 million to income tax reserves for unrecognized tax benefits of prior years due to the release of tax reserves. Of the total unrecognized tax benefits of $32.2 million recorded at June 30, 2018, $4.0 million is classified as current tax payable and $28.2 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

7. INVENTORIES

Inventories are stated at the lower of cost (principally FIFO) and net realizable value. The components of inventories for the continuing operations were as follows (dollars in millions):

	As of
	June 30, 2018	December 31, 2017
Raw materials	$347.4	$333.2
Work in progress	270.4	263.8
Finished products	170.7	187.9
Inventories	$788.5	$784.9
Inventory valuation reserve	(78.8)	(80.6)
Total inventories, net of reserve	$709.7	$704.3

8. RESTRUCTURING

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

The majority of the reserve balance as of June 30, 2018 pertains to restructuring activities initiated in Western Europe over the past few years. The Company anticipates that its restructuring initiatives in Western Europe for a number of plants, none of which are individually or in the aggregate material as of June 30, 2018, will continue through dates ranging from 2018 through 2021. The total amount of costs expected to be incurred in connection with these restructuring activities ranges from approximately $10 million to $28 million for each individual activity. In the aggregate, the cost for these Western European restructuring initiatives is approximately $101 million and the remaining restructuring liability as of June 30, 2018 is approximately $32 million out of the $36 million total reserve balance.

The table below summarizes the change in the balance sheet position of the restructuring reserves related to the continuing operations (dollars in millions).

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Restructuring employee-related	Restructuring Other	Total	Restructuring employee-related	Restructuring Other	Total
Reserve at beginning of the period	$40.9	$0.2	$41.1	$29.3	$0.1	$29.4
Provision/charge	1.0	—	1.0	1.3	0.2	1.5
Provision/reversal	—	—	—	(3.7)	—	(3.7)
Cash payments	(3.9)	—	(3.9)	(4.2)	—	(4.2)
Translation difference	(2.2)	—	(2.2)	1.7	—	1.7
Reserve at end of the period	$35.8	$0.2	$36.0	$24.4	$0.3	$24.7

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Restructuring employee-related	Restructuring Other	Total	Restructuring employee-related	Restructuring Other	Total
Reserve at beginning of the period	$39.4	$0.2	$39.6	$35.7	$0.1	$35.8
Provision/charge	4.3	—	4.3	3.1	0.2	3.3
Provision/reversal	—	—	—	(3.8)	—	(3.8)
Cash payments	(6.8)	—	(6.8)	(12.9)	—	(12.9)
Translation difference	(1.1)	—	(1.1)	2.3	—	2.3
Reserve at end of the period	$35.8	$0.2	$36.0	$24.4	$0.3	$24.7

9. PRODUCT-RELATED LIABILITIES

The Company has reserves for product risks. Such reserves are related to product performance issues including recalls, product liability and warranty issues. For further explanation, see Note 12. Contingent Liabilities below.

For the three and six months ended June 30, 2018 and June 30, 2017, provisions and cash paid primarily relate to recall and warranty related issues. The increase in the reserve balance as of June 30, 2018 compared to the prior year was mainly due new obligations.

Pursuant to the Spin-Off Agreements, Autoliv is also required to indemnify Veoneer for recalls related to certain qualified Electronics products. At June 30, 2018, the indemnification liabilities are approximately $23 million within accrued expenses on the Consolidated Balance Sheets. Insurance receivables are included within Other current assets in the Condensed Consolidated Balance Sheets.

The table below summarizes the change in the balance sheet position of the product-related liabilities related to the continuing operations (dollars in millions).

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Reserve at beginning of the period	$80.5	$95.4	$95.6	$90.6
Change in reserve	19.4	2.7	18.0	10.0
Cash payments	(5.2)	(6.7)	(19.7)	(10.3)
Translation difference	(1.4)	0.8	(0.6)	1.9
Reserve at end of the period	$93.3	$92.2	$93.3	$92.2

10. RETIREMENT PLANS

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

The Net Periodic Benefit Costs from continuing operations related to Other Post-retirement Benefits were not significant to the condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2018 and June 30, 2017 and are not included in the table below.

The components of total Net Periodic Benefit Cost from continuing operations associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service cost	$5.0	$4.7	$10.0	$9.4
Interest cost	4.6	5.0	9.3	10.0
Expected return on plan assets	(5.6)	(4.9)	(11.2)	(9.8)
Amortization prior service cost	0.1	0.1	0.1	0.1
Amortization of actuarial loss	0.8	1.9	1.6	3.8
Net Periodic Benefit Cost	$4.9	$6.8	$9.8	$13.5

The Service cost and Amortization of prior service cost components from continuing operations are reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components Interest cost, Expected return on plan assets and Amortization of actuarial loss are reported as Other non-operating items, net in the Consolidated Statements of Income.

11. EQUITY

The changes in the equity components for the six months ended June 30, 2018 were as follows (dollars in millions).

	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total parent shareholders' equity	Non- controlling interest	Total equity
Balance at December 31, 2017	$102.8	$1,329.3	$4,079.2	$(287.5)	$(1,188.7)	$4,035.1	$134.3	$4,169.4
Comprehensive Income:
Net income	—	—	163.9	—	—	163.9	(7.4)	156.5
Foreign currency translation	—	—	—	(105.2)	—	(105.2)	0.4	(104.8)
Net change in cash flow hedges	—	—	—	1.1	—	1.1	—	1.1
Defined benefit pension plan	—	—	—	5.7	—	5.7	—	5.7
Total Comprehensive Income	—	—	163.9	(98.4)	—	65.5	(7.0)	58.5
Stock-based compensation	—	—	—	—	15.8	15.8	—	15.8
Cash dividends declared	—	—	(108.4)	—	—	(108.4)	—	(108.4)
Dividends paid to non-controlling interest on subsidiary shares	—	—	—	—	—	—	(2.0)	(2.0)
Distribution of Veoneer	—	—	(2,029.8)	13.0	—	(2,016.8)	(112.2)	(2,129.0)
Adjustment due to adoption of ASC 606	—	—	3.3	—	—	3.3	—	3.3
Adjustment due to adoption of ASU 2018-02	—	—	10.2	(10.2)	—	—	—	—
Balance at June 30, 2018	$102.8	$1,329.3	$2,118.4	$(383.1)	$(1,172.9)	$1,994.5	$13.1	$2,007.6

The following tables present details about components of accumulated comprehensive income (loss) for the three and six months ended June 30, 2018 and June 30, 2017, respectively (dollars in millions).

	Three Months ended
	June 30, 2018			June 30, 2017
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$4,206.2	$135.8	$4,342.0	$3,853.7	$253.2	$4,106.9
Total Comprehensive Income:
Net income	37.2	(3.1)	34.1	129.8	(1.5)	128.3
Foreign currency translation	(190.9)	(5.4)	(196.3)	84.6	0.9	85.5
Net change in cash flow hedges	0.7	—	0.7	(3.9)	—	(3.9)
Defined benefit pension plan	5.1	—	5.1	1.3	—	1.3
Total Comprehensive Income	(147.9)	(8.5)	(156.4)	211.8	(0.6)	211.2
Common Stock incentives	7.2	—	7.2	3.8	—	3.8
Cash dividends declared	(54.2)	—	(54.2)	(52.6)	—	(52.6)
Dividends paid to non-controlling interest on subsidiary shares	—	(2.0)	(2.0)			—
Distribution of Veoneer	(2,016.8)	(112.2)	(2,129.0)	—	—	—
Repurchased shares	—	—	—	(157.0)	—	(157.0)
Adjustment due to adoption of ASC 606		—	—	—	—	—
Balance at end of period	$1,994.5	$13.1	$2,007.6	$3,859.7	$252.6	$4,112.3

	Six Months ended
	June 30, 2018			June 30, 2017
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$4,035.1	$134.3	$4,169.4	$3,677.2	$249.2	$3,926.4
Total Comprehensive Income:
Net income	163.9	(7.4)	156.5	273.7	(3.3)	270.4
Foreign currency translation	(105.2)	0.4	(104.8)	167.3	6.7	174.0
Net change in cash flow hedges	1.1	—	1.1	(6.6)	—	(6.6)
Defined benefit pension plan	5.7	—	5.7	2.5	—	2.5
Total Comprehensive Income	65.5	(7.0)	58.5	436.9	3.4	440.3
Common Stock incentives	15.8	—	15.8	8.2	—	8.2
Cash dividends declared	(108.4)	—	(108.4)	(105.6)	—	(105.6)
Dividends paid to non-controlling interest on subsidiary shares	—	(2.0)	(2.0)			—
Distribution of Veoneer	(2,016.8)	(112.2)	(2,129.0)	—	—	—
Repurchased shares	—	—	—	(157.0)	—	(157.0)
Adjustment due to adoption of ASC 606	3.3	—	3.3	—	—	—
Balance at end of period	$1,994.5	$13.1	$2,007.6	$3,859.7	$252.6	$4,112.3

Stock Repurchase Program

The Company did not repurchase any shares of its common stock in the second quarter of 2018. In the second quarter of 2017, the Company repurchased 1.4 million shares of its common stock for cash at an aggregate amount of $157 million. The Company is authorized to repurchase an additional 2,986,288 shares under the stock repurchase program at June 30, 2018.

12. CONTINGENT LIABILITIES

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

In October 2014, one of the Company’s Brazilian subsidiaries received a notice of deficiency from the state tax authorities from the state of São Paulo, Brazil which, primarily, alleged violations of ICMS (VAT) payments and improper warehousing documentation. The aggregate assessment for all alleged violations was R$81 million (approximately $21 million), inclusive of fines, penalties and interest. The Company believed that a loss was probable with respect to at least a portion of the assessed amount and accrued an amount in 2015 that was not material to the Company’s results of operations. During the first quarter of 2018, the Brazilian authorities offered an amnesty period which would allow taxpayers to reduce the penalties associated with eligible tax matters by up to 85%. During the second quarter of 2018, the Company applied to participate in such tax amnesty program which was accepted by the Brazilian authorities. The Company paid an immaterial amount during the period ended June 30, 2018 to resolve this matter.

In March 2015, the Company was informed of an investigation being conducted in Turkey by the Directorate of Kocaeli Customs Custody, Smuggling and Enquiry into the Company’s import and customs payment structure and the associated import taxes and fees for the period of 2006–2012. The Company cannot predict the duration, scope or ultimate outcome of this investigation and is unable to estimate the financial impact it may have, or predict the reporting periods in which any such financial impacts may be recorded. Consequently, the Company has made no provision as of June 30, 2018 with respect to this investigation.

ANTITRUST MATTERS

Authorities in several jurisdictions are currently conducting or have conducted broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations include, but are not limited to, the products that the Company sells. In addition to concluded and pending matters, authorities of other countries with significant light vehicle manufacturing or sales may initiate similar investigations. It is the Company’s policy to cooperate with governmental investigations.

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

Management does not believe the outcome of this discrete portion of the EC’s investigation provides an indication of the total probable loss associated with the EC investigation as a whole. The Company remains unable to estimate the financial impact of what the Company believes to be the substantially more significant, continuing portion of the investigation or predict the reporting periods in which such financial impact may be recorded. Consequently, the Company has not recorded a provision for loss as of June 30, 2018 other than as noted above for the discrete portion of the investigation. However, management believes it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the continuing portion of the investigation is resolved or becomes estimable.

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

In May 2014, the Company, without admitting any liability, entered into separate settlement agreements with the direct purchasers, auto dealers, end-payors plaintiff classes, which were granted final approval by the MDL court in 2015 and 2016. The total settlement amount of $65 million (later reduced to approximately $60.5 million as a result of opt-outs from the direct purchaser settlement) was expensed in 2014. In April 2016, the Company entered into a settlement agreement with the truck and equipment dealers’ class, which was granted final approval by the MDL court in 2016, for an amount that is not material to the Company’s results of operations. The class settlements do not resolve any claims of settlement class members who opt-out of the settlements or the unasserted claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities. Two direct purchasers opted out of the Company’s direct purchaser class settlement and several individuals and one insurer (and its affiliated entities) opted-out of the end-payor class settlements, including the Company’s settlement.

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

The Company carries insurance for potential recall and product liability claims at coverage levels based on our prior claims experience. In addition, a number of the agreements entered into by the Company, including the Spin-off Agreements, require Autoliv to indemnify the other parties for certain claims. Autoliv cannot assure that the level of coverage will be sufficient to cover every possible claim that can arise in our businesses or with respect to other obligations, now or in the future, or that such coverage always will be available should we, now or in the future, wish to extend, increase or otherwise adjust our insurance.

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

The table in Note 9. Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities.

13. STOCK INCENTIVE PLAN

Eligible employees of Autoliv participate in Autoliv, Inc.1997 Stock Incentive Plan (the Plan) and received Autoliv stock-based awards which include stock options, restricted stock units and performance shares. In connection with the Veoneer spin-off, each outstanding Autoliv stock-based award as of June 29, 2018 was converted to stock awards that have underlying shares of both Autoliv and Veoneer common shares.

The conversion that occurred on the distribution date of Veoneer was based on the following:

•

Stock Option (SOs) - A number of SOs comprising 50% of the value of the outstanding SOs calculated immediately prior to the spin-off transaction shall continue to be applicable to Autoliv common stock. A number of SOs comprising the remaining 50% percent of the pre spin-off value shall be replaced with options to acquire shares of Veoneer common stock.

•

Restricted Stock Units (RSUs) - A number of RSUs comprising 50% of the value of the outstanding RSUs calculated immediately prior to the spin-off transaction continue to be applicable to Autoliv common stock. A number of RSUs comprising the remaining 50% of the pre spin-off value were replaced with RSUs with underlying Veoneer common stock.

•

Performance Shares (PSs) - Outstanding PSs pre spin-off were converted to time-based RSUs and shall be treated in the same manner as other outstanding RSUs (as described above) on the distribution date of Veoneer. The number of outstanding PSs pre spin-off were converted based on:

1)

The level of actual achievement of performance goals for each outstanding PSs for the period between the first day of the performance period and December 31, 2017 (the “Performance Measurement Date”), referred to as “Level of Performance-to-Date” and;

2)	The greater of the Level of Performance-to-Date and estimated target performance level (i.e., 100%) for the period between the Performance Measurement Date and the last day of the performance period.

In each case above, the conversion was intended to generally preserve the intrinsic value of the original award determined as of the distribution date of Veoneer. The number of converted RSUs and SOs for Autoliv and Veoneer was based on the average of Autoliv closing stock prices for the last 5 days prior to the spin-off and the average of closing stock prices of Autoliv and Veoneer, respectively, for the first 5 days after the spin-off.

As a result of the spin-off and the related conversion, it was determined that the stock based awards were modified in accordance with ASC 718, Compensation – Stock Compensation. As a result, the fair value of the RSUs and SOs immediately before and after the modification was assessed in order to determine if the modification resulted in any incremental compensation cost related to the awards, including consideration of the impact of conversion using the 5 day average. Based on the valuation performed, it was determined that the conversion did not result in any incremental compensation cost for any of the outstanding awards.

With certain limited exceptions, including the freezing of the Performance Measurement Date to December 31, 2017 as noted above, the SOs and RSUs post spin-off are subject to the same terms and conditions (including with respect to vesting and expiration) that were applicable to such Autoliv stock-based awards immediately prior to the conversion and as described in the Audited Combined Financial Statements for the year ended December 31, 2017 and corresponding notes.

The Company recorded approximately $2.4 million and $4.7 million stock-based compensation expense in continuing operations related to RSUs and PSs for the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2017, the Company recorded $2.6 million and $4.8 million, respectively, of stock-based compensation expense in continuing operations related to RSUs and PSs.

14. EARNINGS PER SHARE

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). The Company’s unvested RSUs and PSs, of which some include the right to receive non-forfeitable dividend equivalents, are considered participating securities. The diluted EPS reflects the potential dilution that could occur if common stock were issued for awards under the Company’s Stock Incentive Plan and is calculated using the more dilutive method of either the two-class method or the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase ordinary shares at the average market price during the period.  For unvested restricted stock and unvested performance share awards, assumed proceeds under the treasury stock method would include unamortized compensation cost and windfall tax benefits or shortfalls.  Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

For the three and six months ended June 30, 2018, no shares were excluded from the computation of the diluted EPS. For the three and six months ended June 30, 2017, approximately 0.1 million shares and 0.1 million shares of common stock, respectively, were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the three and six months ended June 30, 2018, approximately 41 thousand and 159 thousand shares of common stock, respectively, from the treasury stock have been utilized by the Company’s Stock Incentive Plan. During the three and six months ended June 30, 2017, approximately 14 thousand and 109 thousand shares of common stock, respectively, from the treasury stock were utilized by the Company’s Stock Incentive Plan.

The computation of basic and diluted EPS under the two-class method were as follows:

(In millions, except per share amounts)	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Basic and diluted:
Net income from continuing operations	192.7	135.7	351.4	283.6
Net income from discontinued operations	(155.5)	(5.9)	(187.5)	(9.9)
Net income attributable to controlling interest	$37.2	$129.8	$163.9	$273.7
Participating share awards with dividend equivalent rights	0.0	0.0	0.0	0.0
Net income available to common shareholders	37.2	129.8	163.9	273.7
Earnings allocated to participating share awards	0.0	0.0	0.0	0.0
Net income attributable to common shareholders	$37.2	$129.8	$163.9	$273.7
Denominator:
Basic: Weighted average common stock	87.1	87.9	87.1	88.1
Add: Weighted average stock options/share awards	0.3	0.2	0.3	0.2
Diluted:	87.4	88.1	87.4	88.3

Basic EPS:
Continuing operations	$2.21	$1.54	$4.03	$3.22
Discontinued operations	$(1.78)	$(0.07)	$(2.15)	$(0.11)
Basic EPS	$0.43	$1.47	$1.88	$3.11

Diluted EPS:
Continuing operations	$2.20	$1.54	$4.02	$3.21
Discontinued operations	$(1.77)	$(0.07)	$(2.14)	$(0.11)
Diluted EPS	$0.43	$1.47	$1.88	$3.10

15. RELATED PARTY TRANSACTIONS

Throughout the periods covered by the unaudited condensed consolidated financial statements, Autoliv purchased finished goods from Veoneer. Related party purchases from Veoneer amounted to approximately $20 million and $18 million for the three months ended June 30, 2018 and June 30, 2017 respectively, and to approximately $43 million and $35 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Related party balances

Amounts due to and due from related parties as of June 30, 2018 and December 31, 2017 are summarized in the below table:

	As of
Related party (Dollars in millions)	June 30, 2018	December 31, 2017
Related party receivables	$46.9	$—
Related party payables	70.5	—

Related party receivables primarily relate to an agreement between Autoliv and Veoneer.

The related party payables are mainly driven by Reseller Agreements put in place in connection with the spin-off. The Reseller Agreements are between Autoliv and Veoneer to facilitate the temporary arrangement of the sale of Veoneer products in the interim period post spin-off. For further information, see Note 3. Discontinued Operations above.

16. SUBSEQUENT EVENTS

There were no reportable events subsequent to June 30, 2018.

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

On June 29, 2018, Autoliv completed the spin-off of its Electronics business into Veoneer, Inc. (“Veoneer”) through the distribution of all of the outstanding shares of common stock of Veoneer to its stockholders as of the close of business on June 12, 2018, the common stock record date for the distribution, in a tax-free, pro rata distribution. Each Autoliv stockholder received one share of Veoneer common stock for every one share of Autoliv common stock held by such person on the common stock record date, and each Autoliv Swedish Depository Receipt (SDR) holder received one Veoneer SDR for each Autoliv SDR held by such person on the applicable SDR record date. Autoliv distributed a total of approximately 87 million shares of Veoneer common stock to the Autoliv stockholders as of the close of business on the record date. On July 2, 2018, Veoneer’s common stock began regular-way trading on the New York Stock Exchange under the symbol “VNE” and its SDRs began trading on Nasdaq Stockholm under the symbol “VNE SDB.” On April 1, 2018, pursuant to the terms of a master transfer agreement entered into between Autoliv and Veoneer, assets related to the Electronics business were transferred to, and liabilities related to the Electronics business were retained or assumed by Veoneer subject to certain exceptions. See Note 3. Discontinued Operations to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Autoliv is a leading developer, manufacturer and supplier of automotive safety systems to the automotive industry with a broad range of automotive safety product offerings. Upon completion of the spin-off of its Electronics business, Autoliv now operates as a single segment consisting of passive safety products. Passive safety products are primarily meant to improve vehicle safety. Passive safety products include modules and components for passenger and driver-side airbags, side-impact airbag protection systems, seatbelts, steering wheels, whiplash protection systems and child seats, and components for such systems.

Autoliv’s filings with the SEC, including this Quarterly Report on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, proxy statements and all of our other reports and statements, and amendments thereto, are available free of charge on our corporate website at www.autoliv.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC (generally the same day as the filing).

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

EXECUTIVE OVERVIEW

With the Veoneer spin-off executed successfully, the Autoliv team is now fully focused on the Company’s occupant safety products, managing the product launches and delivering value to Autoliv’s stakeholders.

Built on previous years’ strong order intake, the second quarter marked the step-up in organic growth that Autoliv has been anticipating. The number of product launches in the second quarter of 2018 increased by 72% compared to a year earlier. In the quarter, the growth markets, China, India, ASEAN and South America, made up 60% of the organic growth (non-U.S. GAAP measure), taking their share of sales from 21% to 24%, with China leading the way by growing organically (non-U.S. GAAP measure) by 18%. North America grew by close to 12% organically (non-U.S. GAAP measure).

The product launches are on track, with some delays in ramp-up of certain models and at a somewhat elevated level of launch costs. The Company had some headwinds from raw material pricing and currency movements in the second quarter, which limited the positive effects from the strong sales growth. Our 2018 full year indication and continued strong order intake supports that Autoliv is on track towards its 2020 targets, and Autoliv is fully focused on delivering more than $10 billion in sales and around 13% adjusted operating margin in 2020.

Favorable industry fundamentals continued to drive higher global automotive demand and production in the quarter. The Company carefully monitors the development of issues fundamental to its business such as possible NAFTA renegotiations and various trade barriers on raw materials and automotive products.

With a never-ending focus on quality, innovation and operational excellence, Autoliv continues to execute on our growing business volumes and new opportunities in a more focused Autoliv.

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

All the results herein present the performance of Autoliv giving effect to the Veoneer spin-off, Autoliv’s former Electronics segment. Historical financial results of Veoneer are reflected as discontinued operations, with the exception of cash flows, which are presented on a consolidated basis of both continuing and discontinued operations and net income attributable to a controlling interest (Consolidated Autoliv). The focus of management’s discussion and analysis below is on continuing operations. Certain key ratios, as indicated, only reflect continuing operations. The restated historical financial statements reflecting the Veoneer spin-off are unaudited, but have been derived from Autoliv’s historical audited annual reports.

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	or as of June 30		or as of June 30
	2018	2017	2018	2017
Total parent shareholders’ equity per share	$22.90	$44.42	$22.90	$44.42
Operating working capital 1)	776	619	776	619
Capital employed 2)	3,792	4,684	3,792	4,684
Net debt1)	1,785	572	1,785	572
Net debt to capitalization, % 3)	47	12	47	12

Gross margin, % 4)	19.9	20.9	20.2	21.0
Operating margin, % 5)	10.4	11.1	10.6	11.0

Return on total equity, % 6)	24.3	n/a	20.1	n/a
Return on capital employed, % 7)	21.2	n/a	21.5	n/a

No. of employees at period-end 8)	57,352	55,380	57,352	55,380
Headcount at period-end 9)	66,193	63,123	66,193	63,123
Days receivables outstanding 10)	79	75	78	74
Days inventory outstanding 11)	33	33	32	33

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”.
2)	Total equity and net debt.
3)	Net debt in relation to capital employed.
4)	Gross profit relative to sales.
5)	Operating income relative to sales.
6)	Net income from continuing operations relative to average total equity.
7)	Operating income and income from equity method investments from continuing operations, relative to average capital employed.

8)	Employees with a continuous employment agreement, recalculated to full time equivalent heads.
9)	Employees plus temporary, hourly personnel.
10)	Outstanding receivables relative to average daily sales from continuing operations.
11)	Outstanding inventory relative to average daily sales from continuing operations.

THREE MONTHS ENDED JUNE 30, 2018 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2017

Market overview

Light Vehicle Production Development

Change vs. same quarter last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	8.7%	1.1%	5.0%	0.0%	4.1%	4.1%

1)	Source: IHS July 16, 2018.

Consolidated Sales

The Company has substantial operations outside the U.S. and at the present time approximately 75% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the U.S. sensitive to changes in U.S. dollar exchange rates when translated. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestitures and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliations below present the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited condensed consolidated financial statements.

Consolidated net sales for continuing operations increased by 11.5% compared to the same quarter of 2017 with an organic growth (non-U.S. GAAP measure) of 7.3% and positive currency translation effects of 4.2%. All regions grew organically, with North America and China as key growth areas. Organic sales growth outperformed LVP growth (according to IHS) in all regions except Europe and Rest of Asia.

Sales by Product

The tables below reconcile the reported change by product to organic change for the three months ended June 30, 2018 compared to the same period last year:

Change vs. same quarter last year			Reported	Currency	Organic
(Dollars in millions)	Q2 2018	Q2 2017	(U.S. GAAP)	effects1)	change3)
Airbag products and Other2)	$1,437.9	$1,316.6	9.2%	3.7%	5.5%
Seatbelt products2)	773.6	667.3	15.9%	5.0%	10.9%
Total	$2,211.5	$1,983.9	11.5%	4.2%	7.3%

1)	Effects from currency translations.
2)	Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2018

(Dollars in millions)

	Airbag Products and Other2)		Seatbelt Products2)		Total
	$	%	$	%	$	%
Reported change	$121.2	9.2	$106.3	15.9	$227.5	11.5
Currency effects1)	48.5	3.7	33.8	5.0	82.3	4.2
Organic change	$72.7	5.5	$72.5	10.9	$145.2	7.3

1)	Effects from currency translations.
2)	Including Corporate and other sales.

Airbag sales had solid organic growth (non-U.S. GAAP measure) of 5.5%, mainly from steering wheels in North America, China and Europe, and from inflatable curtains in North America. The main organic sales decline was in inflatable curtains in Europe.

Seatbelt sales grew organically (non-U.S. GAAP measure) by close to 11% in the quarter, mainly driven by growth in China and in North America. Seatbelt sales in all regions except South Korea grew organically. Inflator replacement sales affected Continuing Operations organic sales growth (non-U.S. GAAP measure) negatively by around 0.3pp.

Sales by Region

The tables below reconcile the reported change by geographic region to organic change for the three months ended June 30, 2018 compared to the same period last year:

			Reported change	Currency	Organic
(Dollars in millions)	Q2 2018	Q2 2017	(U.S. GAAP)	effects1)	change2)
China	$385.1	$306.8	25.5%	7.5%	18.0%
Japan	$195.5	$185.2	5.6%	2.1%	3.5%
Rest of Asia	$211.6	$201.5	5.0%	3.6%	1.4%
Americas	$682.3	$612.5	11.4%	(1.4)%	12.8%
Europe	$737.0	$677.9	8.7%	8.4%	0.3%
Total	$2,211.5	$1,983.9	11.5%	4.2%	7.3%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended June 30, 2018

(Dollars in millions)

	China		Japan		Rest of Asia		Americas		Europe		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Reported change	$78.2	25.5	$10.3	5.6	$10.1	5.0	$69.8	11.4	$59.1	8.7	$227.5	11.5
Currency effects1)	23.1	7.5	3.8	2.1	7.3	3.6	(8.9)	(1.4)	57.0	8.4	82.3	4.2
Organic change	$55.1	18.0	$6.5	3.5	$2.8	1.4	$78.7	12.8	$2.1	0.3	$145.2	7.3

1)	Effects from currency translations.

Sales grew organically (non-U.S. GAAP measure) by 7.3% in the second quarter 2018 compared to the second quarter 2017, which is more than 3 percentage points above the LVP growth (according to IHS). The largest contributors to growth were the Americas and China partly offset by effects from South Korea. The decrease in inflator replacement sales had a negative impact of around 0.3pp.

The organic sales increase (non-U.S. GAAP measure) of 18% from Autoliv’s companies in China was driven by both the domestic and the global OEMs. Sales to domestic OEMs are primarily driven by a continued tailwind from new models with Geely, including Lynk & Co, along with Great Wall. The growth in sales to the global OEMs was mainly driven by sales to VW, Nissan and Honda.

The organic sales growth (non-U.S. GAAP measure) of 3.5% from Autoliv’s companies in Japan was driven by the Japanese OEMs, in particular Mitsubishi, Nissan and Subaru.

The organic sales growth from Autoliv’s companies in the Rest of Asia was driven by strong sales development in India, mainly to Suzuki, Honda and Tata, and in Thailand, almost offset by organic sales decline in South Korea, mainly with Hyundai/Kia.

Sales from Autoliv’s companies in Americas increased organically (non-U.S. GAAP measure) by 12.8%, driven by strong performance in both North and South America. North America grew by close to 12% organically (non-U.S. GAAP measure), driven primarily by new launches at FCA, Honda, Nissan and Tesla. This was partly offset by lower sales to GM, Ford and Daimler and lower inflator replacement sales. Overall growth was mainly driven by seatbelts, steering wheels and inflatable curtains. South America grew organically (non-U.S. GAAP measure) by 34%, driven by a continued strong performance with FCA and VW.

Autoliv’s companies in Europe grew organically (non-U.S. GAAP measure) by 0.3%. The organic growth was driven largely by VW, Daimler and Renault. This growth was offset by sales declines with JLR, Nissan, FCA and PSA.

Earnings

	Three months ended
(Dollars in millions, except per share data)	June 30, 2018	June 30, 2017	Change
Net Sales	$2,211.5	$1,983.9	11.5%
Gross profit	439.7	415.3	5.9%
% of sales	19.9%	20.9%	(1.0	)pp
S, G&A	(99.8)	(105.0)	(5.0)%
% of sales	(4.5)%	(5.3)%	0.8	pp
R, D&E net	(117.5)	(95.7)	22.8%
% of sales	(5.3)%	(4.8)%	(0.5	)pp
Operating income	229.1	219.8	4.2%
% of sales	10.4%	11.1%	(0.7	)pp
Income before taxes	210.1	201.2	4.4%
Tax rate	8.1%	32.4%	(24.3	)pp
Net income attributable to controlling interest from continuing operations	192.7	135.7	42.0%
Net income attributable to controlling interest	37.2	129.8	(71.3)%
Earnings per share continuing operations, diluted1)	2.20	1.54	42.9%
Earnings per share attributable to controlling interest, diluted1)	0.43	1.47	(70.7)%

1)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two class method excluded from the EPS calculation.

The gross profit for the second quarter of 2018 was $24 million higher than in the same quarter of 2017. The gross margin decreased by 1.0pp to 19.9%, from 20.9% in the same quarter of 2017, mainly due to adverse impact of currency changes, raw material costs and launch related costs, partly offset by operating leverage from increased sales.

Selling, General and Administrative (S,G&A) expenses decreased slightly compared to the same quarter in the prior year, while Research, Development & Engineering (R,D&E) expenses net, increased by $22 million compared to the same quarter in the prior year mainly as a result of lower engineering income and the significant increase in product launches in the second quarter of 2018.

Operating income increased by $9 million to $229 million, corresponding to a reported operating margin of 10.4% of sales, compared to 11.1% of sales in the same quarter of 2017. The decrease was mainly due to the lower gross margin and higher R,D&E, net costs. Income before taxes increased by $9 million compared to the same quarter of the previous year.

Income attributable to controlling interest from Continuing Operations increased by $57 million, partly due to the effective tax rate decline to 8.1% from 32.4% in the prior year. Discrete tax items, net for Continuing Operations had a favorable impact of 19.2pp in the quarter, mainly due to the reversal of valuation allowances that were previously recorded against deferred tax assets and are no longer required as a consequence of the spin-off.

Net income attributable to controlling interest (Consolidated Autoliv) decreased by $93 million mainly due to the net loss from discontinued operations (see Note 3. Discontinued Operations to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.).

Earnings per share (EPS) from Continuing Operations assuming dilution increased by 43% to $2.20 compared to $1.54 for the same period one year ago. The main positive items affecting EPS were 56 cents from discrete tax items, net and 10 cents from higher operating income.

The weighted average number of shares outstanding assuming dilution was 87.4 million compared to 88.1 million in the second quarter of 2017.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2017

Market overview

Light Vehicle Production Development

Change vs. same period last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	2.9%	0.6%	3.4%	(0.5)%	2.2%	1.8%

1)	Source: IHS July 16, 2018.

Consolidated Sales

The Company has substantial operations outside the U.S. and at the present time approximately 75% of its sales are denominated in currencies other than the U.S. dollar. This makes the Company and its performance in regions outside the U.S. sensitive to changes in U.S. dollar exchange rates when translated. The measure “Organic sales” presents the increase or decrease in the Company’s overall U.S. dollar net sales on a comparative basis, allowing separate discussion of the impacts of acquisitions/divestitures and exchange rate fluctuations and our ongoing core operations and results. The tabular reconciliations below present the change in “Organic sales” reconciled to the change in the total net sales as can be derived from our unaudited condensed consolidated financial statements.

Consolidated net sales increased by 10.6% compared to the same period of 2017 with an organic growth (non-U.S. GAAP measure) of 4.4% and positive currency translation effects of around 6.2%. All regions except Europe grew organically. Key organic growth areas were China, North America and India.

Sales by product

The tables below reconcile the reported change by product to organic change for the six months ended June 30, 2018 compared to the same period last year:

Change vs. same period last year
	Six months ended
(Dollars in millions)	June 30, 2018	June 30, 2017	Reported (U.S. GAAP)	Currency effects1)	Organic change3)
Airbag products and Other2)	$2,877.5	$2,671.1	7.7%	5.6%	2.1%
Seatbelt products2)	1,574.9	1,354.4	16.3%	7.5%	8.8%
Total	$4,452.4	$4,025.5	10.6%	6.2%	4.4%

1)	Effects from currency translations.
2)	Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation tables below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2018

(Dollars in millions)

	Airbag Products2)		Seatbelt Products2)		Total
	$	%	$	%	$	%
Reported change	$206.3	7.7	$220.5	16.3	$426.8	10.6
Currency effects1)	150.7	5.6	100.6	7.5	251.3	6.2
Organic change	$55.6	2.1	$119.9	8.8	$175.5	4.4

1)	Effects from currency translations.
2)	Including Corporate and other sales.

Airbag sales grew organically (non-U.S. GAAP measure) by 2.1%, mainly driven by steering wheels in China, North America and Europe, and from inflatable curtains in North America, partly offset by organic sales decline of inflatable curtains in Europe.

Seatbelt sales grew organically (non-U.S. GAAP measure) by 8.8%, mainly driven by growth in North America and China. Seatbelt sales grew organically in all regions except South Korea.

Sales by Region

The tables below reconcile the reported change by geographic region to organic change for the six months ended June 30, 2018 compared to the same period last year:

	Six months ended		Reported change	Currency	Organic
(Dollars in millions)	June 30, 2017	June 30, 2017	(U.S. GAAP)	effects1)	change2)
China	751.5	629.9	19.3%	8.0%	11.3%
Japan	410.2	385.2	6.5%	3.7%	2.8%
Rest of Asia	422.7	387.4	9.1%	5.3%	3.8%
Americas	1,349.5	1,260.7	7.0%	0.2%	6.8%
Europe	1,518.5	1,362.3	11.5%	12.0%	(0.5)%
Total	$4,452.4	$4,025.5	10.6%	6.2%	4.4%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Six months ended June 30, 2018

(Dollars in millions)

	China		Japan		Rest of Asia		Americas		Europe		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Reported change	$121.7	19.3	$24.9	6.5	$35.3	9.1	$88.8	7.0	$156.1	11.5	$426.8	10.6
Currency effects1)	50.3	8.0	14.0	3.7	20.7	5.3	3.4	0.2	162.9	12.0	251.3	6.2
Organic change	$71.4	11.3	$10.9	2.8	$14.6	3.8	$85.4	6.8	$(6.8)	(0.5)	$175.5	4.4

1)	Effects from currency translations.

In the first six months of 2018, Autoliv grew organically (non-U.S. GAAP measure) by 4.4% against the prior corresponding period, about 2.6pp more than LVP growth according to IHS. The largest contributors to the organic growth were the Americas and China partly offset by South Korea and Europe.

The organic sales increase (non-U.S. GAAP measure) from Autoliv’s companies in China of around 11% was driven by both global and domestic OEMs. Sales growth to global OEMs was mainly with VW, Nissan, Honda and GM. Sales growth to domestic OEMs was mainly with Geely, including Lynk & Co, and Great Wall.

Organic sales growth (non-U.S. GAAP measure) of close to 3% from Autoliv’s companies in Japan was mainly derived from sales of frontal airbags to Nissan and Honda and seatbelts to Subaru and Mitsubishi and inflator replacement sales. Offsetting effects were mainly decreasing sales of side airbags to Nissan and Mitsubishi and seatbelts and frontal airbags to Toyota.

Organic sales growth from Autoliv’s companies in the Rest of Asia was driven by strong sales development in India which grew organically (non-U.S. GAAP measure) by around 33%, mainly due to sales of seatbelts, frontal airbags and steering wheels to Suzuki. Tata, Hyundai/Kia and Honda also contributed to organic growth. Sales in South Korea decreased, driven mainly by unfavorable model mix with Hyundai/Kia.

The organic growth (non-U.S. GAAP measure) from Autoliv’s companies in Americas was close to 7%. North America grew organically (non-U.S. GAAP measure) by more than 5% mainly due to new model launches with FCA, Honda, Tesla and Toyota, partly offset by lower sales to GM and Hyundai/Kia. Overall growth was mainly driven by seatbelts and steering wheels. Sales in South America grew organically (non-U.S. GAAP measure) by about 36%, mainly due to increased sales of steering wheels, frontal airbags and seatbelts to FCA.

The 0.5% organic sales decline (non-U.S. GAAP measure) in the period from Autoliv’s companies in Europe was mainly driven by JLR, PSA, FCA and Nissan. Offsetting effects were mainly seen with VW, Daimler and Volvo.

Earnings

	Six months ended
(Dollars in millions, except per share data)	June 30, 2018	June 30, 2017	Change
Net Sales	$4,452.4	$4,025.5	10.6%
Gross profit	900.0	844.0	6.6%
% of sales	20.2%	21.0%	(0.8	)pp
S, G&A	(200.9)	(200.2)	0.3%
% of sales	(4.5)%	(5.0)%	0.5	pp
R, D&E net	(226.0)	(201.9)	11.9%
% of sales	(5.1)%	(5.0)%	(0.1	)pp
Operating income	472.5	442.1	6.9%
% of sales	10.6%	11.0%	(0.4	)pp
Income before taxes	439.0	400.9	9.5%
Tax rate	19.8%	29.1%	(9.3	)pp
Net income attributable to controlling interest from continuing operations	351.4	283.6	23.9%
Net income attributable to controlling interest	163.9	273.7	(40.1)%
Earnings per share continuing operations, diluted1)	4.02	3.21	25.2%
Earnings per share attributable to controlling interest, diluted1)	1.88	3.10	(39.4)%

1)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two class method excluded from the EPS calculation.

The gross profit for the first six months of 2018 increased by $56 million, mainly a result of higher sales. The gross margin decreased by 0.8pp compared to the same period in 2017, mainly due to adverse impact of currency changes, raw material costs and launch related costs partly offset by operating leverage from increased sales.

Selling, General and Administrative (S,G&A) expenses were nearly unchanged. Research, Development & Engineering (R,D&E) expenses, net, as percent of sales was 5.1% compared to 5.0% in the same period the prior year.

Operating income increased by $30 million to $473 million, or 10.6% of sales, for the first half of the year, a decrease of 0.4pp compared to the same period in the prior year as the gross margin decrease was not fully offset by lower S,G&A expenses as percent of sales.

Income before taxes increased by $38 million compared to the same period the previous year. Income attributable to controlling interest from Continuing Operations increased by $68 million, partly due to the decline in the effective tax rate to 19.8% from 29.1% in the prior year. Discrete tax items, net from Continuing Operations had a favorable impact of 7.4pp in the first half year, mainly due to the reversal of valuation allowances that were previously recorded against deferred tax assets and are no longer required after the Veoneer spin-off.

Net income attributable to controlling interest (Consolidated Autoliv) decreased by $110 million mainly due to the net loss from discontinued operations (see Note 3. Discontinued Operations to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.).

Earnings per share (EPS) from Continuing Operations assuming dilution increased by 25% to $4.02 compared to $3.21 for the same period one year ago. The main items affecting EPS were 52 cents from higher gross profit and 47 cents from lower tax rate, net, partly offset by 22 cents from higher R, D&E, net expenses.

The weighted average number of shares outstanding assuming dilution was 87.4 million compared to 88.3 million in the first six months 2017.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow from operations in the second quarter of 2018 amounted to $47 million compared to $179 million in the same quarter of 2017. The decrease was primarily driven by costs for separating our business segments and increased operating working capital, mainly driven by increased sales and unfavorable geographic and timing effects. Cash flow from operations in the first six months of 2018 amounted to $63 million compared to $329 million in the first six months 2017. The decrease was primarily related to costs for separation of our business segments and the increase in operating working capital due to increased sales and unfavorable geographic and timing effects.

Capital expenditures, net, of $165 million were $51 million more than depreciation and amortization expense during the quarter and $26 million higher than capital expenditures, net during the second quarter of 2017. Capital expenditures, net, of $304 million were $81 million more than depreciation and amortization expense during the first six months 2018 and $44 million more than capital expenditures, net during the first six months 2017. Acquisition of interests primarily consists of discontinued operations investments in the Zenuity joint venture.

Net cash used in financing activities amounted to $91 million compared to $295 million for the six months ended June 30, 2018 and 2017, respectively.  During the first six months of 2018 the Company obtained new funds of approximately $1 billion in the form of short term debt and the 500 million Eurobond, which primarily were used to fund the capitalization of Veoneer prior to the distribution.  On June 18, 2018, Autoliv announced that it priced a 5-year bond offering of EUR 500 million in the Eurobond market (the “Notes”). The Notes were issued on June 26, 2018, at an issue price of 99.527%, and carry a coupon of 0.75% (paid annually in arrears), which implies a per annum yield of 0.847%.

In addition, the Company paid dividends amounting to $107 million for the six months ending June 30, 2018, compared to $104 million during the same period last year.  Last year, the Company repurchased shares in the second quarter amounting to $157 million.

The Company uses the non-U.S. GAAP measure “Operating working capital,” as defined in the table below, in its communications with investors and for management’s review of the development of the working capital cash generation from operations. The reconciling items used to derive this measure are, by contrast, managed as part of the Company’s overall cash and debt management, but they are not part of the responsibilities of day-to-day operations’ management. The historical periods in the table have been restated to only reflect continuing operations.

Reconciliation of “Operating working capital” to U.S. GAAP financial measure

(Dollars in millions)

	June 30, 2018	March 31, 2018	December 31, 2017
Total current assets continuing operations	$3,373.8	$3,631.9	$3,557.5
Total current liabilities continuing operations	(2,753.3)	(2,183.0)	(2,086.4)
Working capital	620.5	1,448.9	1,471.1
Cash and cash equivalents	(507.5)	(793.9)	(959.5)
Short-term debt	605.6	60.2	19.7
Derivative liability and (asset), current	2.9	(1.5)	(2.1)
Dividends payable	54.0	53.9	52.2
Operating working capital	$775.5	$767.6	$581.4

Working capital was 7.2% of sales and operating working capital (non-U.S. GAAP measure) was 9.1% of sales. The Company targets that operating working capital in relation to the last 12-month sales should not exceed 10%.

Accounts receivable in relation to sales was 79 days outstanding, compared to 76 days outstanding on December 31, 2017 and 75 days outstanding on June 30, 2017. Days inventory outstanding was 33 days, compared to 35 days on December 31, 2017 and 33 days on June 30, 2017.

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

Reconciliation of “Net debt” to U.S. GAAP financial measure

(Dollars in millions)

	June 30, 2018	March 31, 2018	December 31, 2017
Short-term debt	$605.6	$60.2	$19.7
Long-term debt	1,678.0	1,310.2	1,310.7
Total debt	2,283.6	1,370.4	1,330.4
Cash and cash equivalents	(507.5)	(793.9)	(959.5)
Debt-related derivatives	8.6	(1.6)	(2.5)
Net debt	$1,784.7	$574.9	$368.4

The Company’s net debt position (non-U.S. GAAP measure) increased by $1,210 million during the second quarter, and by $1,416 million during the first six months, to $1,785 million at June 30, 2018, mainly due to debt incurred for the capitalization of Veoneer. Gross interest-bearing debt increased during the second quarter by $913 million, and during the first six months by $953 million, to $2,284 million as of June 30, 2018.

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

Calculation of “Leverage ratio”

(Dollars in millions)

	June 30, 2018	March 31, 2018	December 31, 2017
Net debt1)	$1,784.7	$574.9	$368.4
Pension liabilities	203.8	211.5	206.8
Debt per the Policy	$1,988.5	$786.4	$575.2

Net income2)	$189.1	$283.3	$303.0
Less: Net loss from discontinued operations2)	466.8	315.5	285.0
Net income continuing operations2)	$655.9	$598.8	$588.0
Income taxes 2)	174.6	222.8	204.4
Interest expense, net2,3)	50.8	51.4	53.7
Depreciation and amortization of intangibles2,4)	325.2	314.8	307.2
EBITDA per the Policy	$1,206.5	$1,187.8	$1,153.3
Leverage ratio	1.6	0.7	0.5
1)	Net debt is short- and long-term debt less cash and cash equivalents and debt-related derivatives.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.
4)	Including impairment write-offs related to continuing operations, if any.

Autoliv’s policy is to maintain a leverage ratio (non-U.S. GAAP measure) commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (non-U.S. GAAP measure) adjusted for pension liabilities in relation to EBITDA (earnings before interest, taxes, depreciation and amortization). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of June 30, 2018, the Company had a leverage ratio (non-U.S. GAAP measure) of 1.6x.

During the quarter, total equity decreased by $2,334 million to $2,008 million, mainly due to $2,129 million reduction associated with the Veoneer spin-off, $54 million in dividends and $196 million related to currency translation effects. The decrease was partly offset by $34 million from net income. Total controlling interest shareholders’ equity was $1,995 million corresponding to $22.90 per share. For the first six months, total equity decreased by $2,162 million to $2,008 million, mainly due to $2,129 million reduction associated with the spin-off of Veoneer, $108 million in dividends and $105 million from currency translation effects. The decrease was partly offset by $156 million from net income.

Headcount

	June 30, 2018	March 31, 2018	June 30, 2017
Headcount continuing operations	66,193	66,001	63,123
Whereof:
Direct workers in manufacturing	71%	72%	71%
Best cost countries	80%	80%	79%
Temporary personnel	13%	13%	12%

Compared to March 31, 2018, total headcount (permanent employees and temporary personnel) increased by 192. Compared to a year ago, headcount increased by 3,070.

Outlook

Mainly based on our customer call-offs and light vehicle production outlook according to IHS, the indication for organic sales growth for Autoliv Continuing Operations for the full year is around 8%. Currency translations are expected to have a combined positive effect of around 2%, resulting in a consolidated sales increase of around 10%. The indication for adjusted operating margin for Autoliv Continuing Operations for the full year 2018 is more than 11%.

The projected tax rate, excluding discrete items, for Continuing Operations, for the full year 2018, is expected to be around 27%, and is subject to change due to any discrete or nonrecurring events that may occur.

The projected operating cash flow for Continuing Operations for the full year 2018 excluding any discrete items is expected to be on a similar level to full year 2017, which was $870 million.

The projected capital expenditure, net, for Continuing Operations, for the full year 2018 is expected to be in the range of 5-6% of sales.

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

Spin-Off Update

On June 29, 2018, Autoliv completed the spin-off of its Electronics business into Veoneer, Inc. through the pro-rata distribution of all of the outstanding shares of Veoneer common stock to Autoliv stockholders. The intent is for the spin-off to be tax free to Autoliv and to stockholders in the U.S. and Sweden. On July 2, 2018, Veoneer’s common stock began regular-way trading on the New York Stock Exchange under the symbol “VNE” and its SDRs began trading on Nasdaq Stockholm under the symbol “VNE SDB”.

Through the spin-off, the Company expects additional value for shareholders and other stakeholders will be created by the ability to better address two distinct, growing markets with leading product offerings.

After completion of the spin-off, Mikael Bratt assumed the role of Chief Executive Officer of Autoliv. Mats Backman continues in his role as Chief Financial Officer of Autoliv.

On June 18, Autoliv announced that S&P Global Ratings affirmed its A- rating on Autoliv’s long term debt.

Total cost for the separation of our business segments in 2017 and 2018, including tax effects, amount to around $105 million compared to the original estimate of up to $150 million.

In connection with the spin-off, Autoliv provided Veoneer with an initial capitalization of approximately $1 billion. Autoliv raised the majority of the needed capital through debt financing, while the remaining amount of the capital injection was funded through cash on hand. For more information, see Note 3. Discontinued Operations to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

New Revenue Recognition Standard

The Company adopted ASU 2014-09 - Revenue from Contracts with Customers, effective January 1, 2018. The adoption of the new revenue standard did not have a material impact on the Company’s net sales, net income, or balance sheet. For further information see Note 2. New Accounting Standards and Note 4. Revenue to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Except as noted below, as of June 30, 2018, the Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018.

On June 26, 2018, Autoliv issued EUR 500 million of 5-year notes in the Eurobond market (the “Notes”).  The Notes carry a coupon of 0.75%, paid annually in arrears.

OTHER RECENT EVENTS

Launches in the Second Quarter of 2018

Honda Amaze

Driver airbag with steering wheel, passenger airbag and seatbelt with pretensioner.

Geely Borui GE

Driver airbag with steering wheel, passenger airbag, side airbag, inflatable curtain and seatbelt with pretensioner.

Honda Insight

Passenger airbag, inflatable curtain, side airbag, seatbelt with pretensioner.

Lynk & Co 02

Passenger airbag, side airbag, inflatable curtain, seatbelt with pretensioner and hood lifter.

VW Jetta

Driver airbag with steering wheel, seatbelt with pretensioner.

Subaru Ascent

Passenger airbag, side airbag and seatbelt with pretensioner.

VW Lavida

Driver airbag with steering wheel, passenger airbag and seatbelt.

Ford Focus

Passenger airbag, knee airbag, side airbag and seatbelt with pretensioner.

Volvo V60

Driver airbag with steering wheel, active seatbelt with pretensioner and pyro safety switch.

Other Events

•

On May 9, 2018, Autoliv announced that it was named a GM Supplier of the Year by General Motors. GM’s Supplier of the Year award is reserved for suppliers who distinguish themselves by meeting performance metrics for quality, execution, innovation, and total enterprise cost. Award winners represent companies who provide products and services to General Motors in the areas of vehicle components, supply chain and logistics, customer care and aftersales, and indirect services.

•

On May 31, 2018 and June 4, 2018, Autoliv and Veoneer hosted Investor Days in Stockholm and New York, respectively, where management outlined corporate strategies, operational strengths, technologies and innovation roadmaps and financial plans for respective companies as stand-alone companies.

•

On June 18, 2018, Autoliv announced that it priced a 5-year bond offering of EUR 500 million in the Eurobond market (the “Notes”). The Notes were issued on June 26 and carry a coupon of 0.75%. The Notes are trading on the Global Exchange Market (GEM) of the Irish Stock Exchange (Euronext Dublin). Standard & Poor has assigned the Notes a rating of A-.

•

On July 18, 2018, Autoliv announced that it joined the new European H2020 research project OSCCAR to improve protection and safety for occupants of the future vehicle. By partnering with vehicle manufacturers, research organizations and other automotive suppliers, Autoliv will contribute to harmonized methods and tools for future restraint systems for future highly automated vehicles that have comfort and convenience enhancing features such as relaxed seating positions and rotated seats.

Dividend

On May 8, 2018, the Company declared a quarterly dividend to shareholders of 62 cents per share for the third quarter of 2018, with the following payment schedule:

Ex-date (common stock)	August 21, 2018
Ex-date (SDRs)	August 21, 2018
Record Date	August 22, 2018
Payment Date	September 6, 2018

Next Report

Autoliv intends to publish the quarterly earnings report for the third quarter of 2018 on Friday, October 26, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, except as set forth below, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018. On June 26, 2018, Autoliv issued notes due 2023 in a principal amount of EUR 500 million in the Eurobond market (the “Notes”). The Notes were issued at an issue price of 99.527%, and carry a coupon of 0.75% (paid annually in arrears), which implies a per annum yield of 0.847%. See Note 5. Fair Value Measurements to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information.

The capital structure, as noted in this report, has changed significantly during the second quarter of 2018. The Company has recalculated what the impact would be given a one percentage point interest rate increase and concluded it would have an immaterial net interest expense impact during 2018 and 2019, respectively. This is due to our floating rate debt balance being in line with our variable rate cash and cash equivalents.

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

For a description of our material legal proceedings, see Note 12. Contingent Liabilities – Legal Proceedings to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Except as described below, as of June 30, 2018, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018.

Potential indemnification obligations to Veoneer or a refusal of Veoneer to indemnify us pursuant to the agreements executed in connection with the internal reorganization and spin-off could materially adversely affect us.

The transaction agreements we entered into with Veoneer in connection with the internal reorganization and the spin-off provide for cross-indemnities that require Autoliv and Veoneer to bear financial responsibility for each company’s business prior to the internal reorganization or spin-off, as applicable, and to indemnify the other party in connection with a breach of such party of the transaction agreements; provided, however, certain warranty, recall and product liabilities for Electronics products manufactured prior to the completion of the internal reorganization have been retained by us and we will indemnify Veoneer for any losses associated with such warranty, recall or product liabilities pursuant to the distribution agreement entered into as part of the spin-off. Any indemnities that we are required to provide to Veoneer may be significant and could negatively affect our business. In addition, there can be no assurance that the indemnities from Veoneer will be sufficient to protect us against the full amount of any potential liabilities. Even if we do succeed in recovering from Veoneer any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, each of these risks could have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended June 30, 2018, the Company made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000. Under the existing authorization, 2,986,288 shares may be repurchased. The stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1

Distribution Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-12933, filing date July 2, 2018).

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

4.4*	Amendment and Waiver 2014 Note Purchase and Guaranty Agreement, dated May 24, 2018, among Autoliv, Inc., Autoliv ASP, Inc. and the noteholders named therein.

4.5*

General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of May 30, 2018, with Skandinaviska Enskilda Banken AB (publ) serving as a custodian.

4.6*	Agency Agreement dated June 26, 2018 among Autoliv, Inc., Autoliv ASP, Inc. and HSBC Bank PLC.

10.1

Employee Matters Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date July 2, 2018).

10.2

Tax Matters Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-12933, filing date July 2, 2018).

10.3

Amended and Restated Transition Services Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-12933, filing date July 2, 2018).

10.4*	Facilities Agreement, dated May 24, 2018 among Autoliv, Inc., Autoliv ASP, J.P. Morgan Securities PLC and Skandinaviska Enskilda Banken AB (publ).

10.5*+	Separation Agreement, effective as of September 1, 2018, by and between Autoliv, Inc. and Steve Fredin.

10.6*+	Interim Employment Agreement, effective as of April 1, 2018, by and between Veoneer, Inc. and Jan Carlson.

10.7*+	Supplement to Employment Agreement, effective as of April 1, 2018, by and between Autoliv, Inc. and Jan Carlson.

10.8*+	Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Mikael Bratt.

10.9*+	Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Jennifer Cheng.

10.10*+	Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Daniel Garceau.

10.11*+	Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Michael A. Hague.

10.12*+	Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Jordi Lombarte.

10.13*+	Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Bradley J. Murray.

10.14*+	Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Anthony J. Nellis.

10.15*+	Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Sherry Vasa.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2018

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)