Form 10-Q
period 2018-09-30
AUTOLIV INC
filed 2018-10-26
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 19, 2018, there were 87,142,872 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv, Inc. (“Autoliv,” the “Company” or “we”) or its management believes or anticipates may occur in the future. All forward-looking statements are based upon our current expectations, various assumptions and/or data available from third parties. Our expectations and assumptions are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements.

In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “would,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words.

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment, restructuring and cost reduction initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations, restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the resolution of the Toyota Recall); higher expenses for our pension and other postretirement benefits including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales	$2,033.0	$1,952.6	$6,485.4	$5,978.1
Cost of sales	(1,646.9)	(1,557.7)	(5,199.3)	(4,739.2)
Gross profit	386.1	394.9	1,286.1	1,238.9
Selling, general and administrative expenses	(90.0)	(96.8)	(290.9)	(297.0)
Research, development and engineering expenses, net	(101.9)	(93.1)	(327.9)	(295.0)
Amortization of intangibles	(2.8)	(2.7)	(8.5)	(8.3)
Other income (expense), net	1.1	(35.1)	6.2	(29.3)
Operating income	192.5	167.2	665.0	609.3
Income from equity method investments	0.2	0.5	2.8	1.2
Interest income	1.3	1.8	4.1	5.6
Interest expense	(18.9)	(15.4)	(46.2)	(46.6)
Other non-operating items, net	(3.8)	(3.4)	(15.4)	(17.9)
Income from continuing operations before income taxes	171.3	150.7	610.3	551.6
Income tax expense	(53.3)	(44.5)	(140.0)	(161.0)
Income from continuing operations	118.0	106.2	470.3	390.6
Loss from discontinued operations, net of income taxes (Note 3)	—	(18.0)	(195.8)	(32.0)
Net income	118.0	88.2	274.5	358.6
Less: Net income from continuing operations attributable to non-controlling interest	0.5	0.5	1.4	1.3
Less: Net loss from discontinued operations attributable to non-controlling interest	—	(3.1)	(8.3)	(7.2)
Net income attributable to controlling interest	$117.5	$90.8	$281.4	$364.5

Amounts attributable to controlling interest:
Net Income from continuing operations	$117.5	$105.7	$468.9	$389.3
Net Loss from discontinued operations (Note 3)	—	(14.9)	(187.5)	(24.8)
Net income attributable to controlling interest	$117.5	$90.8	$281.4	$364.5

Earnings per share continuing operations – basic 1)	$1.35	$1.22	$5.38	$4.44
Earnings per share discontinued operations – basic 1)	—	(0.17)	(2.15)	(0.28)
Basic earnings per share	$1.35	$1.05	$3.23	$4.16

Earnings per share continuing operations – diluted 1)	$1.34	$1.21	$5.37	$4.43
Earnings per share discontinued operations – diluted 1)	—	(0.17)	(2.15)	(0.28)
Diluted earnings per share	$1.34	$1.04	$3.22	$4.15

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.1	86.9	87.1	87.7
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.4	87.2	87.3	87.9

Cash dividend per share – declared	$0.62	$0.60	$1.86	$1.80
Cash dividend per share – paid	$0.62	$0.60	$1.84	$1.78

1)

Participating share awards with the right to receive dividend equivalents are (under the two class method) excluded from the earnings per share calculation (see Note 14 to the unaudited condensed consolidated financial statements).

See “Notes to unaudited condensed consolidated financial statements.”

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$118.0	$88.2	$274.5	$358.6
Other comprehensive income before tax:
Change in cumulative translation adjustments	(30.0)	57.9	(134.8)	231.9
Net change in cash flow hedges	—	(3.9)	1.1	(10.5)
Net change in unrealized components of defined benefit plans	0.5	1.9	8.0	5.4
Other comprehensive (loss) income, before tax	(29.5)	55.9	(125.7)	226.8
Tax effect allocated to other comprehensive income	(0.1)	(0.6)	(1.9)	(1.6)
Other comprehensive (loss) income, net of tax	(29.6)	55.3	(127.6)	225.2
Comprehensive income	$88.4	$143.5	$146.9	$583.8
Less: Comprehensive income (loss) attributable to non-controlling interest	(0.5)	(1.8)	(7.6)	1.6
Comprehensive income attributable to controlling interest	$88.9	$145.3	$154.5	$582.2

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$533.7	$959.5
Receivables, net	1,784.5	1,696.7
Inventories, net	758.7	704.3
Other current assets	258.3	197.0
Related party receivables (Note 15)	12.9	—
Current assets, discontinued operations (Note 3)	—	647.2
Total current assets	3,348.1	4,204.7
Property, plant and equipment, net	1,654.8	1,608.9
Investments and other non-current assets	331.3	341.0
Goodwill	1,391.0	1,397.0
Intangible assets, net	35.3	42.6
Non-current assets, discontinued operations (Note 3)	—	955.7
Total assets	$6,760.5	$8,549.9

Liabilities and equity
Short-term debt	$573.0	$19.7
Accounts payable	992.4	957.3
Accrued expenses	863.6	829.5
Other current liabilities	194.2	279.9
Related party liabilities (Note 15)	60.6	—
Current liabilities, discontinued operations (Note 3)	—	568.2
Total current liabilities	2,683.8	2,654.6
Long-term debt	1,677.5	1,310.7
Pension liability	204.3	206.8
Other non-current liabilities	141.5	144.3
Non-current liabilities, discontinued operations (Note 3)	—	64.1
Total non-current liabilities	2,023.3	1,725.9
Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings (Note 11)	2,189.7	4,079.2
Accumulated other comprehensive loss (Note 11)	(411.6)	(287.5)
Treasury stock (Note 11)	(1,169.8)	(1,188.7)
Total controlling interest	2,040.4	4,035.1
Non-controlling interest (Note 11)	13.0	134.3
Total equity	2,053.4	4,169.4
Total liabilities and equity	$6,760.5	$8,549.9

See “Notes to unaudited condensed consolidated financial statements.”

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine months ended
	September 30, 2018	September 30, 2017
Operating activities
Net income continuing operations	$470.3	$390.6
Net income discontinued operations	(195.8)	(32.0)
Depreciation and amortization	308.4	318.6
Separation costs	11.5	—
Other, net	19.7	(22.7)
Changes in operating assets and liabilities	(312.9)	(108.0)
Net cash provided by operating activities (Note 3)	301.2	546.5

Investing activities
Expenditures for property, plant and equipment	(425.2)	(414.4)
Proceeds from sale of property, plant and equipment	3.8	12.6
Acquisitions of businesses and interest in/additional contributions to affiliates, net of cash acquired	(72.9)	(113.1)
Net cash used in investing activities (Note 3)	(494.3)	(514.9)

Financing activities
Net increase (decrease) in short-term debt	374.9	(46.1)
Issuance of long-term debt, net of discount	582.2	—
Debt issuance costs	(2.6)	—
Dividends paid	(160.7)	(156.4)
Dividends paid to non-controlling interest	(2.0)	—
Shares repurchased	—	(157.0)
Common stock options exercised	8.2	5.2
Capital contribution to Veoneer	(971.8)	—
Net cash used in financing activities	(171.8)	(354.3)
Effect of exchange rate changes on cash and cash equivalents	(60.9)	54.3
Decrease in cash and cash equivalents	(425.8)	(268.4)
Cash and cash equivalents at beginning of period	959.5	1,226.7
Cash and cash equivalents at end of period	$533.7	$958.3

See “Notes to unaudited condensed consolidated financial statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2018

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited financial statements and all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2018.

The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

On June 29, 2018 (the “Distribution Date”), Autoliv completed the spin-off of its former Electronics segment (the “spin-off”) through the distribution of all of the issued and outstanding stock of Veoneer, Inc. (“Veoneer”). To effect the spin-off, Autoliv distributed to each Autoliv stockholder one share of Veoneer common stock, par value $1.00 per share, for every one share of Autoliv common stock, par value $1.00 per share, held by such person on the common stock record date, and each Autoliv Swedish Depository Receipt (SDR) holder received one Veoneer SDR for each Autoliv SDR held by such person on the applicable SDR record date. On July 2, 2018, Veoneer’s common stock began regular-way trading on the New York Stock Exchange under the symbol “VNE” and its SDRs began trading on Nasdaq Stockholm under the symbol “VNE SDB.” The Company did not retain any equity interest in Veoneer.

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

Balance Sheet (Dollars in millions)	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Assets
Inventories, net1)	$859.1	$(17.3)	$841.8
Other current assets1)	228.9	22.0	250.9

Equity
Retained Earnings1)	4,079.2	3.3	4,082.5
1) Impact at adoption which included both continuing and discontinued operations.

	Three months period ended September 30, 2018			Nine months period ended September 30, 2018
Income Statement (Dollars in millions)	As Reported	Balances without adoption of ASC 606	Effect of Changes	As Reported	Balances without adoption of ASC 606	Effect of Changes
Net sales	$2,033.0	$2,032.4	$0.6	$6,485.4	$6,481.2	$4.2
Cost of sales	(1,646.9)	(1,646.5)	(0.4)	(5,199.3)	(5,195.7)	(3.6)
Operating income	192.5	192.5	0.0	665.0	664.3	0.7

	As of September 30, 2018
Balance Sheet (Dollars in millions)	As Reported	Balances without adoption of ASC 606	Effect of Changes
Assets
Inventories, net	$758.7	$774.1	$(15.4)
Other current assets	271.2	251.9	19.3

Equity
Retained Earnings	2,189.7	2,187.0	2.7

Accounting Standards Issued But Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in ASU 2018-14 remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in ASU 2018-14 are effective for public business entities for annual periods ending after December 15, 2020. Early adoption is permitted. An entity should apply the amendments in ASU 2018-14 on a retrospective basis to all periods presented. The Company is currently evaluating the impact of its pending adoption of ASU 2018-14 on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for annual periods beginning after December 15, 2019, including interim periods within these annual periods. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial annual year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify disclosures upon issuance of ASU 2018-13. The Company believes that the pending adoption of ASU 2018-13 will not have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company intends to adopt ASU 2016-02 in the annual period beginning January 1, 2019. The Company intends to apply the modified retrospective transition method and elect the transition option to use the effective date January 1, 2019, as the date of initial application. The Company will not adjust its comparative period financial statements for effects of the ASU 2016-02, or make the new required lease disclosures for periods before the effective date. The Company will recognize its cumulative effect transition adjustment as of the effective date. In addition, we intend to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow us to carry forward the historical lease classification. During the third quarter, the Company continued its process to identify leasing arrangements and to compare its accounting policies and practices to the requirements of the new standard. Further, the Company is assessing if there are any “embedded leases” in arrangements with its suppliers and customers that may result in right to use assets. In addition, the Company has continued its implementation of a new system to assist with lease accounting. The Company regularly enters into operating leases, for which current GAAP does not require recognition on the balance sheet. The Company anticipates that the adoption of ASU 2016-02 will primarily result in the recognition of most operating leases on its balance sheet resulting in an increase in reported right-of-use assets and leasing liabilities. The Company will continue to assess the impact from the new standard, including consideration of control and process changes to capture lease data necessary to apply ASU 2016-02.

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

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales	$—	$547.9	$1,122.9	$1,675.3
Cost of sales	—	(438.5)	(898.4)	(1,331.9)
Gross profit	—	109.4	224.5	343.4
Selling, general and administrative expenses	—	(22.3)	(59.7)	(67.1)
Research, development and engineering expenses, net	—	(89.4)	(224.0)	(275.7)
Amortization of intangibles	—	(6.1)	(10.5)	(29.7)
Other income (expense), net	—	(0.1)	(53.4)	12.5
Operating loss	—	(8.5)	(123.1)	(16.6)
Loss from equity method investments	—	(9.9)	(29.9)	(17.7)
Interest income	—	—	0.7	—
Interest expense	—	—	(0.4)	(0.1)
Other non-operating items, net	—	0.2	0.5	(0.1)
Loss before income taxes	—	(18.2)	(152.2)	(34.5)
Income tax (expense) benefit	—	0.2	(43.6)	2.5
Loss from discontinued operations, net of income taxes	—	(18.0)	(195.8)	(32.0)
Less: Net loss attributable to non-controlling interest	—	(3.1)	(8.3)	(7.2)
Net loss from discontinued operations	$—	$(14.9)	$(187.5)	$(24.8)

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

December 31, 2017
ASSETS
Receivables, net	$460.5
Inventories, net	154.8
Other current assets	31.9
Total current assets, discontinued operations	647.2

Property, plant and equipment, net	364.2
Investments and other non-current assets	177.5
Goodwill	291.8
Intangible assets, net	122.2
Total non-current assets, discontinued operations	$955.7

LIABILITIES
Accounts payable	$323.5
Accrued expenses	199.1
Other current liabilities	45.6
Total current liabilities, discontinued operations	568.2

Long-term debt	11.0
Pension liability	19.1
Other non-current liabilities	34.0
Total non-current liabilities, discontinued operations	$64.1

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

Pursuant to the Agreement, the Company transferred to Veoneer pension benefits and postretirement benefits other than pension related to Veoneer employees. The transfer of assets and obligations to Veoneer resulted in a net decrease in the underfunded status of the sponsored pension and postretirement benefits other than pension of $22.8 million and the transfer of unrecognized losses in accumulated other comprehensive income of $6.3 million on the Distribution Date.

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

Pursuant to the Tax Matters Agreement, Autoliv is the primary obligor on all taxes which relate to any period prior to April 1, 2018. Consequently, the Company is liable for any transition taxes under the Tax Cuts and Jobs Act of 2017.

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

Veoneer Capital Contribution

In connection with the spin-off, Autoliv capitalized Veoneer with approximately $1 billion of cash. Net assets of $2,129 million, including approximately $1 billion of cash, were transferred to Veoneer on or prior to the Distribution Date, including $13 million of accumulated other comprehensive loss (primarily related to pension and cumulative translation adjustment) and the non-controlling interest of $112 million. This resulted in a $2,030 million reduction to retained earnings. In the third quarter an adjustment to the cash contribution amount of $8 million was made reducing the net assets contributed to Veoneer to $2,121 million.

The following table presents depreciation, amortization, capital expenditures, acquisition of businesses and significant non-cash items of the discontinued operations related to Veoneer (dollars in millions).

	Nine months ended
	September 30, 2018	September 30, 2017
Depreciation	$44.8	$61.0
Amortization of intangible assets	10.5	29.7
Capital expenditures	71.1	69.9
Acquisition in affiliate, net	71.0	110.1
M/A-COM earn-out adjustment	(14.0)	(12.7)
Undistributed loss from equity method investment	29.9	17.7

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

For production parts with revenue recognized at a point in time, the Company recognizes revenue upon shipment to the customers and transfer of title and risk of loss under standard commercial terms (typically FOB shipping point). There are certain contracts where the criteria to recognize revenue over time have been met (e.g., there is no alternative use to the Company and the Company has an enforceable right to payment). In such cases, at period end, the Company recognizes revenue and a related asset and associated cost of goods sold and inventory. However, the financial impact of these contracts is immaterial considering the very short production cycles and limited inventory days on hand, which is typical for the automotive industry.

The amount of revenue recognized is based on the purchase order price and adjusted for variable consideration (i.e. price concessions or annual price adjustments). Customers typically pay for the production parts based on customary business practices with stated payment terms averaging 30 days.

Disaggregation of revenue

In the following tables, revenue from the Company’s continuing operations is disaggregated by primary region and products.

Net Sales by Region
(Dollars in millions)	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
China	$351.9	$343.2	$1,103.5	$973.1
Japan	196.3	193.4	606.4	578.6
Rest of Asia	200.9	200.4	623.6	587.9
Americas	684.8	575.3	2,034.3	1,835.9
Europe	599.1	640.3	2,117.6	2,002.6
Total net sales	$2,033.0	$1,952.6	$6,485.4	$5,978.1

Net Sales by Products
(Dollars in millions)	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Airbag Products and Other1)	$1,357.4	$1,276.5	$4,234.9	$3,947.6
Seatbelt Products1)	675.6	676.1	2,250.5	2,030.5
Total net sales	$2,033.0	$1,952.6	$6,485.4	$5,978.1
1) Including Corporate and other sales.

Contract balances

The contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. There have been no impairment losses recognized related to contract assets arising from the Company’s contracts with customers. Certain contracts have resulted in consideration in advance of fulfilling the performance obligations and the amounts received have been classified as contract liabilities.

The following tables provides information about receivables, contract assets, and contract liabilities from contracts with customers.

Contract Balances with Customers
(Dollars in millions)	As of
	September 30, 2018	December 31, 2017
Receivables, net	$1,784.5	$1,696.7
Contract assets 1)	19.3	—
Contract liabilities 2)	31.6	33.0
1) Included in other current assets.
2) Included in other current and other non-current liabilities.

Receivables, net of allowance
(Dollars in millions)	As of
	September 30, 2018	December 31, 2017
Receivables	$1,790.3	$1,703.0
Allowance at beginning of period	(6.3)	(4.2)
Net decrease/(increase) of allowance	0.5	(1.8)
Translation difference	0.0	(0.3)
Allowance at end of period	(5.8)	(6.3)
Receivables, net of allowance	$1,784.5	$1,696.7

Changes in the contract assets and the contract liabilities balances during the period are as follows:

Change in Contract Balances with Customers
(Dollars in millions)
	Three months ended September 30, 2018		Nine months ended September 30, 2018
	Contract assets	Contract liabilities	Contract assets	Contract liabilities
Beginning balance	$18.7	$30.3	$—	$33.0
Increases/(decreases) due to cumulative catch up adjustment	—	—	15.0	—
Increases/(decreases) due to revenue recognized	19.3	(1.5)	56.1	(3.9)
Increases/(decreases) due to cash received	—	—	—	—
Increases/(decreases) due to transfer to receivables	(18.7)	—	(51.8)	—
Translation difference	—	2.8	—	2.5
Ending balance	$19.3	$31.6	$19.3	$31.6

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

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis for the continuing operations. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below, in the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

	September 30, 2018
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$1,136.0	1)	$2.0	2)	$3.8	3)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$1,136.0		$2.0		$3.8

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,136.0 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.0 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $3.8 million.

	December 31, 2017
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$468.2	1)	$2.4	2)	$0.3	3)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$468.2		$2.4		$0.3

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $468.2 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.4 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.3 million.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of September 30, 2018 and December 31, 2017 related to the continuing operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at September 30, 2018 and December 31, 2017 related to the continuing operations were foreign exchange swaps.

For the three months ended September 30, 2018 and September 30, 2017, the gains and losses recognized in other non-operating items, net were a gain of $1.0 million and a loss of $0.9 million, respectively, for derivative instruments not designated as hedging instruments. For the nine months ended September 30, 2018 and September 30, 2017, the gains and losses recognized in other non-operating items, net were a loss of $4.3 million and a loss of $0.5 million, respectively.

For the three and nine months ended September 30, 2018 and September 30, 2017, the gains and losses recognized as interest expense were immaterial.

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

The fair value and carrying value of debt for the continuing operations is summarized in the table below (dollars in millions).

	September 30,	September 30,	December 31,	December 31,
	2018	2018	2017	2017
	Carrying	Fair	Carrying	Fair
	value1)	value	value1)	value
Long-term debt
U.S. Private placement	$1,101.3	$1,134.9	$1,310.5	$1,379.9
Eurobond	576.1	579.3	—	—
Other long-term debt	0.1	0.1	0.2	0.2
Total	$1,677.5	$1,714.3	$1,310.7	$1,380.1

Short-term debt
Commercial paper	$349.9	$349.9	$—	$—
Short-term portion of long-term debt	208.1	210.1	0.2	0.2
Overdrafts and other short-term debt	15.0	15.0	19.5	19.5
Total	$573.0	$575.0	$19.7	$19.7

1)	Debt as reported in balance sheet.

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

6. INCOME TAXES

The effective tax rate in the third quarter of 2018 was 31.1% compared to 29.5% in the same quarter of 2017. Discrete tax items, net in the third quarter of 2018 had a unfavorable impact of 0.2%. In the third quarter of 2017, discrete tax items, net had an unfavorable impact of 2.8%.

The effective tax rate in the first nine months of 2018 was 23.0% compared to 29.2% for the first nine months of 2017. The effective tax rate in the first nine months of 2018 was favorably impacted by 5.3%, due to discrete tax items, principally the reversal of valuation allowances against deferred tax assets recorded in the second quarter. In the first nine months of 2017, the net impact of discrete tax items caused a 3.4% increase to the effective tax rate.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the nine months ended September 30, 2018, the Company did not have the necessary information analyzed to revise the provisional amount initially recorded for the transition tax for the year ended December 31, 2017. As a result, the Company did not make any adjustment to the provisional transition tax recorded in December 2017. Additional work is still necessary for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the fourth quarter of 2018 when the analysis is complete.

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

As of September 30, 2018, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the third quarter of 2018, the Company recorded a net decrease of $0.2 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. In addition, during the third quarter of 2018, the Company recorded a decrease of $2.2 million to income tax reserves for unrecognized tax benefits of prior years due to settlements with tax authorities. Of the total unrecognized tax benefits of $29.8 million recorded at September 30, 2018, $4.1 million is classified as current tax payable and $25.7 million is classified as non-current tax payable on the Condensed Consolidated Balance Sheet.

7. INVENTORIES

Inventories are stated at the lower of cost (principally FIFO) and net realizable value. The components of inventories for the continuing operations were as follows (dollars in millions):

	As of
	September 30, 2018	December 31, 2017
Raw materials	$377.2	$333.2
Work in progress	283.5	263.8
Finished products	178.8	187.9
Inventories	$839.5	$784.9
Inventory valuation reserve	(80.8)	(80.6)
Total inventories, net of reserve	$758.7	$704.3

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

The majority of the reserve balance as of September 30, 2018 pertains to restructuring activities initiated in Western Europe over the past few years. The Company anticipates that its restructuring initiatives in Western Europe for a number of plants, none of which are individually or in the aggregate material as of September 30, 2018, will continue through dates ranging from 2018 through 2021. The total amount of costs expected to be incurred in connection with these restructuring activities ranges from approximately $10 million to $28 million for each individual activity. In the aggregate, the cost for these Western European restructuring initiatives is approximately $101 million and the remaining restructuring liability as of September 30, 2018 is approximately $29 million out of the $32.5 million total reserve balance.

The table below summarizes the change in the balance sheet position of the restructuring reserves related to the continuing operations (dollars in millions).

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Restructuring employee-related	Restructuring Other	Total	Restructuring employee-related	Restructuring Other	Total
Reserve at beginning of the period	$35.8	$0.2	$36.0	$24.4	$0.3	$24.7
Provision/charge	0.5	—	0.5	21.3	—	21.3
Provision/reversal	—	—	—	(0.4)	—	(0.4)
Cash payments	(4.0)	—	(4.0)	(4.1)	—	(4.1)
Translation difference	0.0	—	0.0	2.3	(0.1)	2.2
Reserve at end of the period	$32.3	$0.2	$32.5	$43.5	$0.2	$43.7

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Restructuring employee-related	Restructuring Other	Total	Restructuring employee-related	Restructuring Other	Total
Reserve at beginning of the period	$39.4	$0.2	$39.6	$35.7	$0.1	$35.8
Provision/charge	4.8	—	4.8	24.4	0.2	24.6
Provision/reversal	—	—	—	(4.2)	—	(4.2)
Cash payments	(10.8)	—	(10.8)	(17.0)	—	(17.0)
Translation difference	(1.1)	—	(1.1)	4.6	(0.1)	4.5
Reserve at end of the period	$32.3	$0.2	$32.5	$43.5	$0.2	$43.7

9. PRODUCT-RELATED LIABILITIES

The Company has reserves for product risks. Such reserves are related to product performance issues including recalls, product liability and warranty issues. For further explanation, see Note 12. Contingent Liabilities below.

For the three and nine month periods ended September 30, 2018 and September 30, 2017, provisions and cash paid primarily relate to recall and warranty related issues. The decrease in the reserve balance as of September 30, 2018 compared to the prior year was mainly due to cash payments.

Pursuant to the Spin-Off Agreements, Autoliv is also required to indemnify Veoneer for recalls related to certain qualified Electronics products. At September 30, 2018, the indemnification liabilities are approximately $23 million within accrued expenses on the Consolidated Balance Sheets and such amounts are not included in the table below. Insurance receivables are included within Other current assets in the Condensed Consolidated Balance Sheets.

The table below summarizes the change in the balance sheet position of the product-related liabilities related to the continuing operations (dollars in millions).

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Reserve at beginning of the period	$93.3	$92.2	$95.6	$90.1
Change in reserve	1.8	0.5	19.8	11.0
Cash payments	(12.9)	(6.6)	(32.6)	(16.9)
Translation difference	(0.1)	0.4	(0.7)	2.3
Reserve at end of the period	$82.1	$86.5	$82.1	$86.5

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

The Net Periodic Benefit Costs from continuing operations related to Other Post-retirement Benefits were not significant to the condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2018 and September 30, 2017 and are not included in the table below.

The components of total Net Periodic Benefit Cost from continuing operations associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service cost	$4.9	$4.9	$14.8	$14.3
Interest cost	4.6	5.0	13.9	14.9
Expected return on plan assets	(5.6)	(4.8)	(16.8)	(14.6)
Amortization prior service cost	0.1	0.2	0.2	0.3
Amortization of actuarial loss	0.8	2.0	2.5	5.8
Net Periodic Benefit Cost	$4.8	$7.3	$14.6	$20.7

The Service cost and Amortization of prior service cost components from continuing operations are reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components Interest cost, Expected return on plan assets and Amortization of actuarial loss are reported as Other non-operating items, net in the Consolidated Statements of Income.

11. EQUITY

The changes in the equity components for the nine month period ended  September 30, 2018 were as follows (dollars in millions).

	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total parent shareholders' equity	Non- controlling interest	Total equity
Balance at December 31, 2017	$102.8	$1,329.3	$4,079.2	$(287.5)	$(1,188.7)	$4,035.1	$134.3	$4,169.4
Comprehensive Income:
Net income	—	—	281.4	—	—	281.4	(6.9)	274.5
Foreign currency translation	—	—	—	(134.1)	—	(134.1)	(0.7)	(134.8)
Net change in cash flow hedges	—	—	—	1.1	—	1.1	—	1.1
Defined benefit pension plan	—	—	—	6.1	—	6.1	—	6.1
Total Comprehensive Income	—	—	281.4	(126.9)	—	154.5	(7.6)	146.9
Stock-based compensation	—	—	—	—	18.9	18.9	—	18.9
Cash dividends declared	—	—	(162.5)	—	—	(162.5)	—	(162.5)
Dividends paid to non-controlling interest on subsidiary shares	—	—	—	—	—	—	(2.0)	(2.0)
Distribution of Veoneer	—	—	(2,021.9)	13.0	—	(2,008.9)	(111.7)	(2,120.6)
Adjustment due to adoption of ASC 606	—	—	3.3	—	—	3.3	—	3.3
Adjustment due to adoption of ASU 2018-02	—	—	10.2	(10.2)	—	—	—	—
Balance at September 30, 2018	$102.8	$1,329.3	$2,189.7	$(411.6)	$(1,169.8)	$2,040.4	$13.0	$2,053.4

The following tables present details about components of accumulated comprehensive income (loss) for the three and nine month periods ended September 30, 2018 and September 30, 2017, respectively (dollars in millions).

	Three Months ended
	September30, 2018			September 30, 2017
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$1,994.5	$13.1	$2,007.6	$3,859.7	$252.6	$4,112.3
Total Comprehensive Income:
Net income	117.5	0.5	118.0	90.8	(2.6)	88.2
Foreign currency translation	(29.0)	(1.0)	(30.0)	57.1	0.8	57.9
Net change in cash flow hedges		—	—	(3.9)	—	(3.9)
Defined benefit pension plan	0.4	—	0.4	1.3	—	1.3
Total Comprehensive Income	88.9	(0.5)	88.4	145.3	(1.8)	143.5
Common Stock incentives	3.1	—	3.1	5.4	—	5.4
Cash dividends declared	(54.1)	—	(54.1)	(51.8)	—	(51.8)
Distribution of Veoneer	8.0	0.4	8.4	—	—	—
Balance at end of period	$2,040.4	$13.0	$2,053.4	$3,958.6	$250.8	$4,209.4

	Nine Months ended
	September 30, 2018			September 30, 2017
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$4,035.1	$134.3	$4,169.4	$3,677.2	$249.2	$3,926.4
Total Comprehensive Income:
Net income	281.4	(6.9)	274.5	364.5	(5.9)	358.6
Foreign currency translation	(134.1)	(0.7)	(134.8)	224.4	7.5	231.9
Net change in cash flow hedges	1.1	—	1.1	(10.5)	—	(10.5)
Defined benefit pension plan	6.1	—	6.1	3.8	—	3.8
Total Comprehensive Income	154.5	(7.6)	146.9	582.2	1.6	583.8
Common Stock incentives	18.9	—	18.9	13.6	—	13.6
Cash dividends declared	(162.5)	—	(162.5)	(157.4)	—	(157.4)
Dividends paid to non-controlling interest on subsidiary shares	—	(2.0)	(2.0)			—
Distribution of Veoneer	(2,008.9)	(111.7)	(2,120.6)	—	—	—
Repurchased shares	—	—	—	(157.0)	—	(157.0)
Adjustment due to adoption of ASC 606	3.3	—	3.3	—	—	—
Balance at end of period	$2,040.4	$13.0	$2,053.4	$3,958.6	$250.8	$4,209.4

Stock Repurchase Program

The Company did not repurchase any shares of its common stock in the third quarter of 2018 or in the third quarter of 2017. The Company is authorized to repurchase an additional 2,986,288 shares under the stock repurchase program at September 30, 2018.

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

European Commission (“EC”) Investigations:

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

Management does not believe the outcome of this discrete portion of the EC’s investigation provides an indication of the total probable loss associated with the EC investigation as a whole. The Company remains unable to estimate the financial impact of what the Company believes to be the substantially more significant, continuing portion of the investigation or predict the reporting periods in which such financial impact may be recorded. Consequently, the Company has not recorded a provision for loss as of September 30, 2018 other than as noted above for the discrete portion of the investigation. However, management believes it is probable that the Company’s operating results and cash flows will be materially adversely impacted for the reporting periods in which the continuing portion of the investigation is resolved or becomes estimable.

South Africa Investigation: In August 2014, the Competition Commission of South Africa (the “CCSA”) contacted the Company regarding an investigation into the Company’s sales of occupant safety systems in South Africa. In September 2017, the Company entered into a settlement agreement with the CCSA in which the Company agreed to pay an administrative penalty of R150 million (approximately $11 million), which the Competition Tribunal in South Africa confirmed on November 22, 2017. The Company had previously accrued a total of approximately $6 million in 2016 for this matter, and accrued an additional amount of approximately $5 million in 2017 with respect to the proposed settlement, and final payment of the settlement amount was made in February 2018.

Brazil Investigation: In November 2016, the Company entered into a settlement agreement with the General Superintendence of the Administrative Council for Economic Defense in Brazil with respect to an investigation of an alleged cartel involving sales in Brazil of seatbelts, airbags and steering wheels by the Company’s Brazilian subsidiary and the Brazilian subsidiary of a competitor for an amount that is immaterial to the Company’s results of operations. Settlement amounts were accrued for this matter during the periods ended December 31, 2015 and December 31, 2016, and final payment of the accrued amounts was made in 2017.

Civil Litigation: The Company is subject to civil litigation alleging anti-competitive conduct in the U.S. and Canada. Specifically, the Company, several of its subsidiaries and its competitors were named as defendants in a total of nineteen purported antitrust class action lawsuits filed between June 2012 and June 2015. Fifteen of these lawsuits were filed in the U.S. and were consolidated in the Occupant Safety Systems (OSS) segment of the Automobile Parts Antitrust Litigation, a Multi-District Litigation (MDL) proceeding in the United States District Court for the Eastern District of Michigan. Plaintiffs in the U.S. cases sought to represent four purported classes - direct purchasers, auto dealers, end-payors, and truck and equipment dealers who purchased in the U.S. occupant safety systems or components directly from a defendant, indirectly through purchases or leases of new vehicles containing such systems, or through purchases of replacement parts.

In May 2014, the Company, without admitting any liability, entered into separate settlement agreements with the direct purchasers, auto dealers, end-payors plaintiff classes, which were granted final approval by the MDL court in 2015 and 2016. The total settlement amount of $65 million (later reduced to approximately $60.5 million as a result of opt-outs from the direct purchaser settlement) was expensed in 2014. In April 2016, the Company entered into a settlement agreement with the truck and equipment dealers’ class, which was granted final approval by the MDL court in 2016, for an amount that is immaterial to the Company’s results of operations. The class settlements do not resolve any claims of settlement class members who opt-out of the settlements or the unasserted claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities. Two direct purchasers opted out of the Company’s direct purchaser class settlement and several individuals and one insurer (and its affiliated entities) opted-out of the end-payor class settlements, including the Company’s settlement.

In September 2016, the insurer (and its affiliated entities) that opted out of the end-payor class settlement filed an antitrust lawsuit in the United States District Court for the Eastern District of Michigan, the venue for the MDL, against the Company and the other settling defendants in the end-payor class settlements. The defendants’ motion to dismiss the complaint on various grounds was granted in part and denied in part in August 2018. The Company understands that the insurer may attempt to correct the pleading deficiencies identified in the Court’s decision. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

Toyota Recall: On June 29, 2016, the Company announced that it is cooperating with Toyota Motor Corp. in its recall of approximately 1.4 million vehicles equipped with a certain model of the Company’s side curtain airbag (the “Toyota Recall”). Toyota has informed the Company that there have been eight reported incidents where a side curtain airbag has partially inflated without a deployment signal from the airbag control unit. The incidents have all occurred in parked, unoccupied vehicles and no personal injuries have been reported. The root cause analysis of the issue is ongoing. However, at this point in time the Company believes that a compromised manufacturing process at a sub-supplier may be a contributing factor and, as no incidents have been confirmed in vehicles produced by other OEMs with the same inflator produced during the same period as those recalled by Toyota, that vehicle-specific characteristics may also contribute to the issue. The sub-supplier’s manufacturing process was changed in January 2012, and the vehicles now recalled by Toyota represent more than half of all inflators of the relevant type manufactured before the sub-supplier process was changed.

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

The conversion that occurred on the Distribution Date was based on the following:

•

Stock Option (SOs) - A number of SOs comprising 50% of the value of the outstanding SOs calculated immediately prior to the spin-off continued to be applicable to Autoliv common stock. A number of SOs comprising the remaining 50% percent of the pre spin-off value were replaced with options to acquire shares of Veoneer common stock. Certain exceptions applied.

•

Restricted Stock Units (RSUs) - A number of RSUs comprising 50% of the value of the outstanding RSUs calculated immediately prior to the spin-off continued to be applicable to Autoliv common stock. A number of RSUs comprising the remaining 50% of the pre spin-off value were replaced with RSUs with underlying Veoneer common stock. Certain exceptions applied.

•

Performance Shares (PS) - Outstanding PSs pre spin-off were converted to time-based RSUs and shall be treated in the same manner as other outstanding RSUs (as described above) on the Distribution Date. The number of outstanding PSs pre spin-off were converted based on pro-ration of performance period such as:

1)

The level of actual achievement of performance goals for each outstanding PS for the period between the first day of the performance period and December 31, 2017 (the “Performance Measurement Date”), referred to as “Level of Performance-to-Date” and;

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

As a result of the spin-off and the related conversion, it was determined that the stock based awards were modified in accordance with ASC 718, Compensation – Stock Compensation. The fair value of the RSUs and SOs immediately before and after the modification was assessed in order to determine if the modification resulted in any incremental compensation cost related to the awards, including consideration of the impact of conversion using the 5 day average. Based on the valuation performed, it was determined that the conversion did not result in any incremental compensation cost for any of the outstanding awards. The post spin-off stock-based compensation expense will be based on the original grant date fair value related to only Autoliv employees.

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

The Company recorded approximately $2.3 million and $6.9 million stock-based compensation expense in continuing operations related to RSUs and PSs for the three and nine month periods ended September 30, 2018, respectively. During the three and nine month periods ended September 30, 2017, the Company recorded $2.6 million and $7.4 million, respectively, of stock-based compensation expense in continuing operations related to RSUs and PSs.

14. EARNINGS PER SHARE

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). The Company’s unvested RSUs, of which some include the right to receive non-forfeitable dividend equivalents, are considered participating securities. The diluted EPS reflects the potential dilution that could occur if common stock were issued for awards under the Company’s Stock Incentive Plan and is calculated using the more dilutive method of either the two-class method or the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase ordinary shares at the average market price during the period.  For unvested restricted stock, assumed proceeds under the treasury stock method will include unamortized compensation cost and windfall tax benefits or shortfalls. Post spin-off assumed proceeds under the treasury stock method related to RSUs will only include unamortized compensation cost related to Autoliv employees holding Autoliv RSUs. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

For the three and nine month periods ended September 30, 2018, no shares were excluded from the computation of the diluted EPS. For the three and nine month periods ended September 30, 2017, approximately 0.1 million shares and 0.1 million shares of common stock, respectively, were not included in the computation of the diluted EPS, which could potentially dilute basic EPS in the future.

During the three and nine month periods ended September 30, 2018, approximately 9 thousand and 0.2 million shares of common stock, respectively, from the treasury stock have been utilized by the Company’s Stock Incentive Plan. During the three and nine month periods ended September 30, 2017, approximately 30 thousand and 0.1 million shares of common stock, respectively, from the treasury stock were utilized by the Company’s Stock Incentive Plan.

The computation of basic and diluted EPS under the two-class method were as follows:

(In millions, except per share amounts)	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Basic and diluted:
Net income from continuing operations	117.5	105.7	468.9	389.3
Net income from discontinued operations	—	(14.9)	(187.5)	(24.8)
Net income attributable to controlling interest	$117.5	$90.8	$281.4	$364.5
Participating share awards with dividend equivalent rights	—	—	—	—
Net income available to common shareholders	117.5	90.8	281.4	364.5
Earnings allocated to participating share awards	—	—	—	—
Net income attributable to common shareholders	$117.5	$90.8	$281.4	$364.5
Denominator:
Basic: Weighted average common stock	87.1	86.9	87.1	87.7
Add: Weighted average stock options/share awards	0.3	0.3	0.2	0.2
Diluted:	87.4	87.2	87.3	87.9

Basic EPS:
Continuing operations	$1.35	$1.22	$5.38	$4.44
Discontinued operations	$—	$(0.17)	$(2.15)	$(0.28)
Basic EPS	$1.35	$1.05	$3.23	$4.16

Diluted EPS:
Continuing operations	$1.34	$1.21	$5.37	$4.43
Discontinued operations	$—	$(0.17)	$(2.15)	$(0.28)
Diluted EPS	$1.34	$1.04	$3.22	$4.15

15. RELATED PARTY TRANSACTIONS

Throughout the periods covered by the unaudited condensed consolidated financial statements, Autoliv purchased finished goods from Veoneer. Related party purchases from Veoneer amounted to approximately $30 million and $19 million for the three months ended September 30, 2018 and September 30, 2017 respectively, and to approximately $73 million and $54 million for the nine month periods ended September 30, 2018 and September 30, 2017, respectively.

Related party balances

Amounts due to and due from related parties as of September 30, 2018 and December 31, 2017 are summarized in the below table:

	As of
Related party (Dollars in millions)	September 30, 2018	December 31, 2017
Related party receivables	$12.9	$—
Related party payables	60.6	—

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

16. SUBSEQUENT EVENTS

There were no reportable events subsequent to September 30, 2018.

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

On June 29, 2018, Autoliv completed the spin-off of its former Electronics business into Veoneer, Inc. (“Veoneer”) through the distribution of all of the outstanding shares of common stock of Veoneer to its stockholders as of the close of business on June 12, 2018, the common stock record date for the distribution, in a tax-free, pro rata distribution. Each Autoliv stockholder received one share of Veoneer common stock for every one share of Autoliv common stock held by such person on the common stock record date, and each Autoliv Swedish Depository Receipt (SDR) holder received one Veoneer SDR for each Autoliv SDR held by such person on the applicable SDR record date. Autoliv distributed a total of approximately 87 million shares of Veoneer common stock to the Autoliv stockholders as of the close of business on the record date. On July 2, 2018, Veoneer’s common stock began regular-way trading on the New York Stock Exchange under the symbol “VNE” and its SDRs began trading on Nasdaq Stockholm under the symbol “VNE SDB.” On April 1, 2018, pursuant to the terms of a master transfer agreement entered into between Autoliv and Veoneer, assets related to the Electronics business were transferred to, and liabilities related to the Electronics business were retained or assumed by Veoneer subject to certain exceptions. See Note 3. Discontinued Operations to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

EXECUTIVE OVERVIEW

Autoliv’s growth momentum continued in the third quarter. Driven mainly by a large number of product launches in North America, the Company’s sales grew organically (non-U.S. GAAP measure) by more than 6% despite the decrease in light vehicle production of about 2% according to IHS. The Company was able to grow faster than light vehicle production in all regions except Rest of Asia, with North America as the main driver with 22% organic (non-U.S. GAAP measure) sales growth. The launches are on schedule, with good delivery precision albeit with continued elevated launch related costs, temporarily impacting our profitability progression negatively.

Autoliv’s order intake continued on a high level in the quarter, supporting the Company’s growth opportunities for the longer term. The Company’s operating cash flow was solid in the quarter, supporting the Company’s full year indication of an operating cash flow for Continuing Operations to on a similar level as last year.

In the third quarter our industry experienced significant changes in light vehicle production, especially in Europe impacted by WLTP, and in China due to lower consumer demand. As a result, the Company’s supply chain, production and logistic systems had to manage significant and late changes to OEM production plans with corresponding uneven utilization of our supply chain, production and logistics assets while at the same time focusing on the many launches and high growth in North America. The Company sees a similar environment for the rest of the year, with continued uncertainty for light vehicle production, especially in China and Europe, with continued uneven asset utilization. The Company is implementing actions to manage these challenges and looks forward to a gradual improvement in operating leverage over time.

With a never-ending focus on quality and operational excellence, Autoliv continues to execute on its growing business volumes and its new opportunities, with extra attention to any changes in light vehicle demand.

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

The results herein present the performance of Autoliv giving effect to the spin-off of Veoneer, Autoliv’s former Electronics segment, on June 29, 2018. Historical financial results of Veoneer are reflected as discontinued operations, with the exception of cash flows, which are presented on a consolidated basis of both continuing and discontinued operations and net income attributable to a controlling interest (Consolidated Autoliv). The focus of management’s discussion and analysis below is on continuing operations. Certain key ratios, as indicated, only reflect continuing operations. The restated historical financial information reflecting the spin-off are unaudited, but have been derived from Autoliv’s historical audited annual reports.

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	or as of September 30		or as of September 30
	2018	2017	2018	2017
Total parent shareholders’ equity per share	$23.42	$45.55	$23.42	$45.55
Operating working capital 1)	759	606	759	606
Capital employed 2)	3,778	4,740	3,778	4,740
Net debt1)	1,724	530	1,724	530
Net debt to capitalization, % 3)	46	11	46	11

Gross margin, % 4)	19.0	20.2	19.8	20.7
Operating margin, % 5)	9.5	8.6	10.3	10.2

Return on total equity, % 6)	23.2	n/a	20.0	n/a
Return on capital employed, % 7)	20.4	n/a	20.9	n/a

No. of employees at period-end 8)	57,215	55,418	57,215	55,418
Headcount at period-end 9)	66,479	63,266	66,479	63,266
Days receivables outstanding 10)	80	77	76	75
Days inventory outstanding 11)	38	35	35	34

1)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”.
2)	Total equity and net debt.
3)	Net debt in relation to capital employed.
4)	Gross profit relative to sales.
5)	Operating income relative to sales.
6)	Net income from continuing operations relative to average total equity.
7)	Operating income and income from equity method investments from continuing operations, relative to average capital employed.
8)	Employees with a continuous employment agreement, recalculated to full time equivalent heads.

9)	Employees plus temporary, hourly personnel.
10)	Outstanding receivables relative to average daily sales from continuing operations.
11)	Outstanding inventory relative to average daily sales from continuing operations.

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2017

Market overview

Light Vehicle Production Development

Change vs. same quarter last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	(4.0)%	(2.9)%	1.7%	1.7%	(5.1)%	(2.1)%

1)	Source: IHS October 16, 2018.

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

Consolidated net sales increased by 4.1% compared to the same quarter of 2017 with an organic growth (non-U.S. GAAP measure) of 6.4% and negative currency translation effects of 2.3%. By growing organically (non-U.S. GAAP measure) by about 22%, North America contributed to almost all of the $125 million in organic growth (non-U.S. GAAP measure) in the quarter although China and India also contributed to the organic growth while Europe and South Korea declined organically. Organic sales growth outperformed LVP growth (according to IHS) in all regions excluding Rest of Asia.

Sales by Product

The tables below reconcile the reported change by product to organic change for the three months ended September 30, 2018 compared to the same period last year:

Change vs. same quarter last year			Reported	Currency	Organic
(Dollars in millions)	Q3, 2018	Q3, 2017	(U.S. GAAP)	effects1)	change3)
Airbag products and Other2)	$1,357.4	$1,276.5	6.3%	(2.1)%	8.4%
Seatbelt products2)	675.6	676.1	(0.1)%	(2.7)%	2.6%
Total	$2,033.0	$1,952.6	4.1%	(2.3)%	6.4%

1)	Effects from currency translations.
2)	Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2018

(Dollars in millions)

	Airbag Products and Other2)		Seatbelt Products2)		Total
	$	%	$	%	$	%
Reported change	$80.9	6.3	$(0.5)	(0.1)	$80.4	4.1
Currency effects1)	(26.3)	(2.1)	(17.9)	(2.7)	(44.2)	(2.3)
Organic change	$107.2	8.4	$17.4	2.6	$124.6	6.4

1)	Effects from currency translations.
2)	Including Corporate and other sales.

Airbag sales had solid organic growth (non-U.S. GAAP measure) of 8.4%. Steering wheels were the main organic growth contributor, especially in North America, Europe and China and from inflatable curtains in North America. Passenger airbags also showed strong growth, especially in North America. The main organic sales decline was for inflatable curtains in Europe.

Seatbelt sales grew organically (non-U.S. GAAP measure) by 2.6% in the quarter, mainly driven by strong growth in North America partially offset by declines in Europe.

Sales by Region

The tables below reconcile the reported change by geographic region to organic change for the three months ended September 30, 2018 compared to the same period last year:

			Reported change	Currency	Organic
(Dollars in millions)	Q3, 2018	Q3, 2017	(U.S. GAAP)	effects1)	change2)
Asia	$749.1	$737.0	1.6%	(1.4)%	3.0%
Whereof: China	351.9	343.2	2.5%	(2.0)%	4.5%
Japan	196.3	193.4	1.5%	(0.6)%	2.1%
Rest of Asia	200.9	200.4	0.2%	(1.3)%	1.5%
Americas	684.8	575.3	19.1%	(2.7)%	21.8%
Europe	599.1	640.3	(6.4)%	(2.8)%	(3.6)%
Total	$2,033.0	$1,952.6	4.1%	(2.3)%	6.4%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Three months ended September 30, 2018

(Dollars in millions)

	China		Japan		Rest of Asia		Americas		Europe		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Reported change	$8.7	2.5	$2.9	1.5	$0.5	0.2	$109.5	19.1	$(41.2)	(6.4)	$80.4	4.1
Currency effects1)	(6.7)	(2.0)	(1.1)	(0.6)	(2.6)	(1.3)	(15.8)	(2.7)	(18.0)	(2.8)	(44.2)	(2.3)
Organic change	$15.4	4.5	$4.0	2.1	$3.1	1.5	$125.3	21.8	$(23.2)	(3.6)	$124.6	6.4

1)	Effects from currency translations.

Sales grew organically (non-U.S. GAAP measure) by 6.4% in the third quarter 2018 compared to the third quarter 2017, which is more than 8 percentage points above the change in light vehicle production (according to IHS). The largest contributors to growth were North America, China and India partly offset by effects from South Korea and Europe.

The organic sales increase (non-U.S. GAAP measure) of 4.5% from Autoliv’s companies in China was driven by both the domestic and the global OEMs. Sales to domestic OEMs are primarily driven by a continued tailwind from new models with Geely, including Lynk & Co. The organic growth in sales to the global OEMs was mainly driven by sales to VW, Nissan and Honda.

The organic sales growth (non-U.S. GAAP measure) of 2.1% from Autoliv’s companies in Japan was driven by sales to Subaru, Mitsubishi and Honda.

The organic sales growth of 1.5% from Autoliv’s companies in the Rest of Asia was driven by strong sales development in India, mainly to Suzuki and Honda, largely offset by organic sales decline in South Korea, mainly with Hyundai/Kia.

Sales from Autoliv’s companies in Americas increased organically (non-U.S. GAAP measure) by 21.8%, driven by strong performance in both North and South America. North America grew by more than 22% organically (non-U.S. GAAP measure), driven primarily by launches at FCA, Nissan, Tesla and Honda. This was partly offset by lower sales to Ford and Daimler. Growth was driven by all main product groups. South America grew organically (non-U.S. GAAP measure) by close to 16%, driven by a strong performance with VW and Toyota.

Sales from Autoliv’s companies in Europe declined organically (non-U.S. GAAP measure) by 3.6%. The organic sales decline was driven largely by VW, Renault and Nissan, partly offset by increased sales to Daimler.

Earnings

	Three months ended
(Dollars in millions, except per share data)	September 30, 2018	September 30, 2017	Change
Net Sales	$2,033.0	$1,952.6	4.1%
Gross profit	386.1	394.9	(2.2)%
% of sales	19.0%	20.2%	(1.2	)pp
S, G&A	(90.0)	(96.8)	7.0%
% of sales	(4.4)%	(5.0)%	0.6	pp
R, D&E net	(101.9)	(93.1)	(9.5)%
% of sales	(5.0)%	(4.8)%	(0.2	)pp
Other income (expense), net	1.1	(35.1)	103.1%
% of sales	0.1%	(1.8)%	1.9	pp
Operating income	192.5	167.2	15.1%
% of sales	9.5%	8.6%	0.9	pp
Income before taxes	171.3	150.7	13.7%
Tax rate	31.1%	29.5%	1.6	pp
Net income attributable to controlling interest from continuing operations	117.5	105.7	11.2%
Earnings per share continuing operations, diluted1)	1.34	1.21	10.7%

1)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two class method excluded from the EPS calculation.

The gross profit for the third quarter of 2018 was $9 million lower than in the same quarter of 2017. The gross margin decreased by 1.2pp to 19.0%, from 20.2% in the same quarter of 2017, mainly due to adverse impact from launch related costs, raw material pricing and currency changes that more than offset the positive effects from the strong organic sales growth (non-U.S. GAAP measure).

Selling, General and Administrative (S,G&A) expenses decreased by $7 million compared to the same quarter the prior year, while Research, Development & Engineering (R,D&E) expenses net, increased to 5.0% of sales compared to 4.8% a year earlier, driven by the high number of product launches.

Operating income increased by $25 million to $193 million, corresponding to a reported operating margin of 9.5% of sales, compared to 8.6% of sales in the same quarter of 2017. The increase was due to lower costs for capacity alignments and antitrust related matters compared to the same period 2017, reported as Other income (expense), net. Income before taxes increased by $21 million compared to the same quarter the previous year.

Income attributable to controlling interest from Continuing Operations increased by $12 million.

The effective tax rate in the third quarter of 2018 was 31.1% compared to 29.5% in the same quarter of 2017. Discrete tax items, net in the third quarter of 2018 had an unfavorable impact of 0.2pp. In the third quarter of 2017, discrete tax items, net had an unfavorable impact of 2.8pp.

Earnings per share (EPS) from Continuing Operations assuming dilution increased by 11% to $1.34 compared to $1.21 for the same period one year ago. The main positive item affecting EPS were 42 cents from lower costs relating to capacity alignments, antitrust related matters and the separation of our business segments, with the main offsetting items being 14 cents from tax items and 3 cents from higher interest expense.

The weighted average number of shares outstanding assuming dilution was 87.4 million compared to 87.2 million in the third quarter of 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2017

Market overview

Light Vehicle Production Development

Change vs. same period last year

	China	Japan	RoA	Americas	Europe	Total
LVP1)	1.2%	(0.7)%	2.3%	0.2%	0.2%	0.8%

1)	Source: IHS October 16, 2018.

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

Consolidated net sales increased by 8.5% compared to the same period of 2017 with an organic growth (non-U.S. GAAP measure) of 5.0% and positive currency translation effects of 3.5%. All regions except Europe grew organically. Key organic growth areas were North America, China and India.

Sales by product

The tables below reconcile the reported change by product to organic change for the nine months ended September 30, 2018 compared to the same period last year:

Change vs. same period last year
	Nine months ended		Reported	Currency	Organic
(Dollars in millions)	September 30, 2018	September 30, 2017	(U.S. GAAP)	effects1)	change3)
Airbag products and Other2)	$4,234.9	$3,947.6	7.3%	3.2%	4.1%
Seatbelt products2)	2,250.5	2,030.5	10.8%	4.0%	6.8%
Total	$6,485.4	$5,978.1	8.5%	3.5%	5.0%

1)	Effects from currency translations.
2)	Including Corporate and other sales.
3)	Non-U.S. GAAP measure, see reconciliation tables below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2018

(Dollars in millions)

	Airbag Products2)		Seatbelt Products2)		Total
	$	%	$	%	$	%
Reported change	$287.3	7.3	$220.0	10.8	$507.3	8.5
Currency effects1)	124.4	3.2	82.8	4.0	207.2	3.5
Organic change	$162.9	4.1	$137.2	6.8	$300.1	5.0

1)	Effects from currency translations.
2)	Including Corporate and other sales.

Airbag sales grew organically (non-U.S. GAAP measure) by 4.1%, mainly driven by steering wheels in China, North America and Europe, and from inflatable curtains in North America, partly offset by organic sales decline of inflatable curtains in Europe.

Seatbelt sales grew organically (non-U.S. GAAP measure) by 6.8%, mainly driven by growth in North America and China.

Sales by Region

The tables below reconcile the reported change by geographic region to organic change for the nine months ended September 30, 2018 compared to the same period last year:

	Nine months ended		Reported change	Currency	Organic
(Dollars in millions)	September 30, 2018	September 30, 2017	(U.S. GAAP)	effects1)	change2)
Asia	2,333.5	2,139.6	9.1%	3.5%	5.6%
China	1,103.5	973.1	13.4%	4.5%	8.9%
Japan	606.4	578.6	4.8%	2.2%	2.6%
Rest of Asia	623.6	587.9	6.1%	3.1%	3.0%
Americas	2,034.3	1,835.9	10.8%	(0.7)%	11.5%
Europe	2,117.6	2,002.6	5.7%	7.2%	(1.5)%
Total	$6,485.4	$5,978.1	8.5%	3.5%	5.0%

1)	Effects from currency translations.
2)	Non-U.S. GAAP measure, see reconciliation table below.

Reconciliation of the change in “Organic sales” to U.S. GAAP financial measure

Components of net sales increase (decrease)

Nine months ended September 30, 2018

(Dollars in millions)

	China		Japan		Rest of Asia		Americas		Europe		Total
	$	%	$	%	$	%	$	%	$	%	$	%
Reported change	$130.4	13.4	$27.8	4.8	$35.7	6.1	$198.4	10.8	$115.0	5.7	$507.3	8.5
Currency effects1)	43.5	4.5	12.9	2.2	18.1	3.1	(12.3)	(0.7)	145.0	7.2	207.2	3.5
Organic change	$86.9	8.9	$14.9	2.6	$17.6	3.0	$210.7	11.5	$(30.0)	(1.5)	$300.1	5.0

1)	Effects from currency translations.

In the first nine months of 2018, Autoliv’ sales grew organically (non-U.S. GAAP measure) by 5.0% against the prior corresponding period, about 4pp more than LVP growth according to IHS. The largest contributors to the organic growth were North America and China partly offset by South Korea and Europe.

The organic sales increase (non-U.S. GAAP measure) from Autoliv’s companies in China of around 9% was driven by both domestic and global OEMs. Sales growth to domestic OEMs were mainly with Geely, including Lynk & Co, and Great Wall while growth with the global OEMs was mainly with VW, Nissan and Honda.

Organic sales growth (non-U.S. GAAP measure) of 2.6% from Autoliv’s companies in Japan was mainly derived from sales of frontal airbags to Honda, Mitsubishi, Nissan and Subaru and seatbelts to Honda, Mitsubishi and Subaru as well as inflator replacement sales.

Organic sales growth from Autoliv’s companies in the Rest of Asia of 3.0% was driven by strong sales development in India which grew organically (non-U.S. GAAP measure) by around 33%, mainly from sales to Suzuki, Honda, Tata and Hyundai/Kia. Sales in South Korea decreased, driven mainly by lower sales to Hyundai/Kia.

The organic growth (non-U.S. GAAP measure) from Autoliv’s companies in Americas was 11.5%. North America grew organically (non-U.S. GAAP measure) by 10.7% mainly due to new model launches with FCA, Honda, Tesla and Nissan, partly offset by lower sales to GM and Ford. Overall growth was driven by all main product groups. Sales in South America grew organically (non-U.S. GAAP measure) by about 28%, mainly due to increased sales of steering wheels and frontal airbags to FCA.

The 1.5% organic sales decline (non-U.S. GAAP measure) in the period from Autoliv’s companies in Europe was mainly driven by PSA, FCA, JLR, Nissan and Renault.

Earnings

	Nine months ended
(Dollars in millions, except per share data)	September 30, 2018	September 30, 2017	Change
Net Sales	$6,485.4	$5,978.1	8.5%
Gross profit	1,286.1	1,238.9	3.8%
% of sales	19.8%	20.7%	(0.9	)pp
S, G&A	(290.9)	(297.0)	2.1%
% of sales	(4.5)%	(5.0)%	0.5	pp
R, D&E net	(327.9)	(295.0)	(11.2)%
% of sales	(5.1)%	(4.9)%	(0.2	)pp
Other income (expense), net	6.2	(29.3)	121.2%
% of sales	0.1%	(0.5)%	0.6	pp
Operating income	665.0	609.3	9.1%
% of sales	10.3%	10.2%	0.1	pp
Income before taxes	610.3	551.6	10.6%
Tax rate	23.0%	29.2%	(6.2	)pp
Net income attributable to controlling interest from continuing operations	468.9	389.3	20.4%
Earnings per share continuing operations, diluted1)	5.37	4.43	21.2%

1)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two class method excluded from the EPS calculation.

The gross profit for the first nine months of 2018 increased by $47 million, primarily as a result of higher sales. The gross margin decreased by 0.9pp compared to the same period in 2017, mainly as a result of adverse impacts from launch related costs, raw material pricing and currency changes which were only partly offset the positive effect from the strong organic sales growth.

Selling, General and Administrative (S,G&A) expenses decreased slightly while Research, Development & Engineering (R,D&E) expenses, net, as percent of sales was 5.1% compared to 4.9% in the same period the prior year.

Operating income increased by $56 million to $665 million. The reported operating margin was 10.3% for the first nine months of the year, an increase of 0.1pp compared to the same period in the prior year. In 2017, the operating margin was negatively affected by costs related to ongoing capacity alignments and antitrust related matters, reported as Other income (expense), net.

Income before taxes increased by $59 million compared to the same period the previous year. Income attributable to controlling interest from Continuing Operations increased by $80 million compared to the same period in 2017, partly due to the decline in the effective tax rate to 23.0% from 29.2% in the prior year. Discrete tax items, net in the first nine months of 2018 had a favorable impact of 5.3pp, principally as a result of the reversal of valuation allowances against deferred tax assets recorded in the second quarter. In the first nine months of 2017, the net impact of discrete tax items caused a 3.4pp increase to the effective tax rate.

Earnings per share (EPS) from Continuing Operations assuming dilution increased by 21% to $5.37 compared to $4.43 for the same period one year ago. The main items affecting EPS positively were 41 cents from lower tax, 37 cents from lower costs relating to capacity alignments, antitrust related matters and separation of our business segments.

The weighted average number of shares outstanding assuming dilution was 87.3 million compared to 87.9 million in the first nine months 2017.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow items prior to the third quarter 2018 are presented on a consolidated basis including both Continuing and Discontinued Operations.

Mainly due to higher net income and changes in operating assets and liabilities, operating cash flow increased during the third quarter to $238 million compared to $218 million for Consolidated Autoliv, including both Continuing and Discontinued Operations, in the same quarter of 2017. Cash flow from operations for the first nine months in 2018 amounted to $301 million compared to $547 million in the first nine months of 2017. The decrease was primarily related to costs for separation of our business segments including the higher net loss from Discontinued Operations and the increase in operating working capital due to increased sales and unfavorable geographic and timing effects.

Cash flow from operations less used for investing activities for the third quarter was $121 million compared to $74 million in the same quarter of 2017, primarily due to higher operating cash flow and lower capital expenditures. Capital expenditures, net, of $117 million were $32 million more than depreciation and amortization expense during the quarter and $25 million lower than capital expenditures, net during the third quarter of 2017. Of the total $142 million in capital expenditures, net, in the third quarter of 2017, $122 million was attributable to Continuing Operations. Cash flow from operations less used for investing activities for the first nine months was negative $193 million compared to $32 million during the same period in 2017, mainly due to the lower operating cash flow. Capital expenditures, net, of $421 million were $113 million more than depreciation and amortization expense during the first nine months of 2018 and $20 million more than capital expenditures, net, during the first nine months of 2017.

Net cash used in financing activities amounted to $172 million compared to $354 million for the nine months ended September30, 2018 and 2017, respectively.  During the first nine months of 2018 the Company obtained new funds of approximately $1 billion in the form of short term debt and the offering of EUR 500 million notes in the Eurobond market, which primarily were used to fund the capitalization of Veoneer prior to the distribution. The notes offering is described in See Note, Fair Value Measurements, to our unaudited condensed consolidated financial statements herein.

In addition, the Company paid dividends amounting to $161 million for the nine months ending September 30, 2018, compared to $156 million during the same period last year.  Last year, the Company repurchased shares in the second quarter amounting to $157 million.

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

Reconciliation of “Operating working capital” to U.S. GAAP financial measure

(Dollars in millions)

	September 30, 2018	June 30, 2018	December 31, 2017
Total current assets continuing operations	$3,348.1	$3,373.8	$3,557.5
Total current liabilities continuing operations	(2,683.8)	(2,753.3)	(2,086.4)
Working capital	664.3	620.5	1,471.1
Cash and cash equivalents	(533.7)	(507.5)	(959.5)
Short-term debt	573.0	605.6	19.7
Derivative liability and (asset), current	1.8	2.9	(2.1)
Dividends payable	54.0	54.0	52.2
Operating working capital	$759.4	$775.5	$581.4

Working capital was 7.7% of sales and operating working capital (non-U.S. GAAP measure) was 8.8% of sales. The Company targets that operating working capital in relation to the last 12-month sales should not exceed 10%.

Accounts receivable in relation to sales was 80 days outstanding, compared to 72 days outstanding on December 31, 2017 and 77 days outstanding on September 30, 2017. Days inventory outstanding was 38 days, compared to 32 days on December 31, 2017 and 35 days on September 30, 2017.

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

Reconciliation of “Net debt” to U.S. GAAP financial measure

(Dollars in millions)

	September 30, 2018	June 30, 2018	December 31, 2017
Short-term debt	$573.0	$605.6	$19.7
Long-term debt	1,677.5	1,678.0	1,310.7
Total debt	2,250.5	2,283.6	1,330.4
Cash and cash equivalents	(533.7)	(507.5)	(959.5)
Debt-related derivatives	7.6	8.6	(2.5)
Net debt	$1,724.4	$1,784.7	$368.4

The Company’s net debt position (non-U.S. GAAP measure) decreased by $60 million during the third quarter to $1,724 million. Gross interest-bearing debt decreased during the third quarter by $33 million to $2,251 million. During the first nine months in

2018, the Company’s net debt position (non-U.S. GAAP measure) increased by $1,356 million to $1,724 million compared to December 31, 2017, mainly due to the capitalization of Veoneer prior to the spin-off. Gross interest-bearing debt increased by $920 million to $2,251 million compared to December 31, 2017, mainly due to the capitalization of Veoneer prior to the spin-off.

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

Calculation of “Leverage ratio”

(Dollars in millions)

	September 30, 2018	June 30, 2018	December 31, 2017
Net debt1)	$1,724.4	$1,784.7	$368.4
Pension liabilities	204.3	203.8	206.8
Debt per the Policy	$1,928.7	$1,988.5	$575.2

Net income2)	$218.9	$189.1	$303.0
Less: Net loss from discontinued operations2)	448.8	466.8	285.0
Net income continuing operations2)	$667.7	$655.9	$588.0
Income taxes 2)	183.4	174.6	204.4
Interest expense, net2,3)	54.8	50.8	53.7
Depreciation and amortization of intangibles2,4)	332.6	325.2	307.2
EBITDA per the Policy	$1,238.5	$1,206.5	$1,153.3
Leverage ratio	1.6	1.6	0.5

1)	Net debt is short- and long-term debt less cash and cash equivalents and debt-related derivatives.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.
4)	Including impairment write-offs related to continuing operations, if any.

Autoliv’s policy is to maintain a leverage ratio (non-U.S. GAAP measure) commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (non-U.S. GAAP measure) adjusted for pension liabilities in relation to EBITDA (earnings before interest, taxes, depreciation and amortization). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of September 30, 2018, the Company had a leverage ratio (non-U.S. GAAP measure) of 1.6x.

During the third quarter, total equity increased by $46 million to $2,053 million, mainly due to $118 million from net income, partly offset by $54 million in dividends and $30 million related to currency translation effects. Total parent shareholders’ equity was $2,040 million corresponding to $23.42 per share. For the first nine months, total equity decreased by $2,116 million to $2,053 million, mainly due to $2,121 million related to the spin-off, $162 million in dividends and $135 million from currency translation effects. The decrease was partly offset by $274 million from net income.

Headcount

	September 30, 2018	June 30, 2018	September 30, 2017
Headcount continuing operations	66,479	66,193	63,266
Whereof:
Direct workers in manufacturing	71%	71%	71%
Best cost countries	80%	80%	79%
Temporary personnel	14%	13%	12%

Compared to June 30, 2018, total headcount (permanent employees and temporary personnel) increased by 286. Compared to a year ago, headcount increased by 3,213, reflecting the organic sales growth.

Outlook

Mainly based on our customer call-offs and light vehicle production outlook according to IHS, the indication for organic sales growth for Autoliv Continuing Operations for the full year is around 6%. Currency translations are expected to have a combined positive effect of around 2%, resulting in a consolidated sales increase of around 8%. The indication for adjusted operating margin for Autoliv Continuing Operations for the full year 2018 is around 10.5%. This replaces our previous full year 2018 guidance of organic growth of around 8% and an adjusted operating margin of more than 11%.

The projected tax rate, excluding discrete items, for Continuing Operations for the full year 2018, is expected to be around 28%, and is subject to change due to any discrete or nonrecurring events that may occur.

The projected operating cash flow for Continuing Operations for the financial year 2018, excluding any discrete items, is expected to be on a similar level as in financial year 2017.

The projected capital expenditures, net, for Continuing Operations, for the full year 2018 is expected to be in the range of 5-6% of sales.

The forward looking non-U.S. GAAP financial measures above are provided on a non-U.S. GAAP basis. Autoliv has not provided a U.S. GAAP reconciliation of these measures because items that impact these measures, such as costs related to capacity alignments, antitrust matters and separation of our business segments, cannot be reasonably predicted or determined. As a result, such reconciliation is not available without unreasonable efforts and Autoliv is unable to determine the probable significance of the unavailable information.

New Revenue Recognition Standard

The Company adopted ASU 2014-09 - Revenue from Contracts with Customers, effective January 1, 2018. The adoption of the new revenue standard did not have a material impact on the Company’s net sales, net income, or balance sheet. For further information see Note 2, New Accounting Standards and Note 4, Revenue to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Except as noted below, as of September 30, 2018, the Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018.

On June 26, 2018, Autoliv issued EUR 500 million of 5-year notes in the Eurobond market (the “Notes”). The Notes carry a coupon of 0.75%, paid annually in arrears.

OTHER RECENT EVENTS

Launches in the Third Quarter of 2018

Honda Crider: Driver airbag with steering wheel, passenger airbag, side airbag and seatbelt with pretensioner.

Subaru Forester: Passenger airbag, side airbag and inflatable curtain.

Nissan Altima: Knee airbag, side airbag, inflatable curtain and seatbelt with pretensioner.

Audi Q3: Driver airbag with steering wheel, passenger airbag and active seatbelt.

VW Tharu: Driver airbag with steering wheel, passenger airbag and seatbelt with pretensioner.

Audi A1: Driver airbag with steering wheel and seatbelt with pretensioner.

Chevrolet Silverado: Driver airbag with steering wheel.

Great Wall Haval F7: Driver airbag with steering wheel, passenger airbag, side airbag, inflatable curtain and seatbelt with pretensioner.

BMW X5: Driver airbag with steering wheel, side airbag, inflatable curtain and pyro safety switch.

Other Events

On September 20, 2018, Autoliv announced that its Board of Directors elected President and CEO Mikael Bratt as a new member of the Board. The size of the Board was expanded from eight to nine members. Mikael Bratt has been President and CEO of Autoliv since the completion of the spin-off on June 29, 2018.

Dividend

On August 15, 2018, the Company declared a quarterly dividend to shareholders of 62 cents per share for the fourth quarter of 2018, with the following payment schedule:

Ex-date (common stock)	November 20, 2018
Ex-date (SDRs)	November 20, 2018
Record Date	November 21, 2018
Payment Date	December 6, 2018

Next Report

Autoliv intends to publish the quarterly earnings report for the fourth quarter of 2018 on Tuesday, January 29, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2018, except as set forth below, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018. On June 26, 2018, Autoliv issued notes due 2023 in a principal amount of EUR 500 million in the Eurobond market (the “Notes”). The Notes were issued at an issue price of 99.527%, and carry a coupon of 0.75% (paid annually in arrears), which implies a per annum yield of 0.847%. See Note 5, Fair Value Measurements to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information.

The capital structure of the Company changed significantly during the second quarter of 2018 in connection with the Notes offering and capitalization of Veoneer prior to the spin-off. The Company has recalculated what the impact would be given a one percentage point interest rate increase and concluded it would have an immaterial net interest expense impact during 2018 and 2019, respectively. This is due to our floating rate debt balance being in line with our variable rate cash and cash equivalents.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries.

See Part I, Item 1, "Financial Statements, Note 12" of this Quarterly Report on Form 10-Q for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

ITEM 1A. RISK FACTORS

Except as described below, as of September 30, 2018, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2017 filed with the SEC on February 22, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended September 30, 2018, the Company made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000. Under the existing authorization, 2,986,288 shares may be repurchased. The stock repurchase program does not have an expiration date.

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

4.4

Amendment and Waiver 2014 Note Purchase and Guaranty Agreement, dated May 24, 2018, among Autoliv, Inc., Autoliv ASP, Inc. and the noteholders named therein, incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

4.5

General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of May 30, 2018, with Skandinaviska Enskilda Banken AB (publ) serving as a custodian, incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

4.6

Agency Agreement dated June 26, 2018 among Autoliv, Inc., Autoliv ASP, Inc. and HSBC Bank PLC, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.1+

Separation Agreement, effective as of September 1, 2018, by and between Autoliv, Inc. and Steve Fredin, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

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

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2018

AUTOLIV, INC.

(Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)