Form 10-K
period 2018-12-31
AUTOLIV INC
filed 2019-02-21
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. held by non-affiliates as of the last business day of the second fiscal quarter of 2018 amounted to $8,989 million.

Number of shares of Common Stock outstanding as of February 13, 2019: 87,149,242.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the annual stockholders’ meeting to be held on May 7, 2019, to be dated on or around March 27, 2019 (the “2019 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10- K. The 2019 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2018.

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

PART I

Item 1. Business

General

Autoliv, Inc. (“Autoliv”, the “Company” or “we”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. Autoliv was created in 1997 from the merger of Autoliv AB and the automotive safety products business of Morton International, Inc. The Company functions as a holding corporation and owns two principal subsidiaries, Autoliv AB and Autoliv ASP, Inc. Our fiscal year ends on December 31.

On June 29, 2018, Autoliv completed the spin-off of its former Electronics segment (the “spin-off”) through the distribution of all of the issued and outstanding stock of Veoneer, Inc. The spin-off is described in more detail in Note 1 to the Consolidated Financial Statements in this Annual Report.

Business

Autoliv is a leading developer, manufacturer and supplier of automotive safety systems to the automotive industry with a broad range of product offerings, primarily passive safety systems.

Passive safety systems are primarily meant to improve vehicle safety. Passive safety systems include modules and components for frontal-impact airbag protection systems, side-impact airbag protection systems, seatbelts, steering wheels, inflator technologies, battery cable cutters, pedestrian protection systems and child seats.

Including joint venture operations, Autoliv has approximately 64 production facilities in 25 countries and its customers include the world’s largest car manufacturers. Autoliv’s sales in 2018 were 8.7 billion, approximately 66% of which consisted of airbag and steering wheel products and approximately 34% of which consisted of seatbelt products. Our business is conducted in the following geographical regions, Europe, the Americas, China, Japan and the Rest of Asia (ROA).

Autoliv’s head office is located in Stockholm, Sweden, where we currently employ approximately 70 people. At December 31, 2018, Autoliv had approximately 58,000 employees worldwide, and a total headcount, including 9,000 temporary personnel, of approximately 67,000.

Additional information required by this Item 1 regarding developments in the Company’s business during 2018 is contained under Item 7 in this Annual Report.

Financial Information on Segments

Upon completion of the spin-off, Autoliv concluded at June 30, 2018 that it has one reportable segment based on the way the Company evaluates its financial performance and manages its operations. Prior to the completion of the Spin-off, the Company had two reportable segments, Electronics and Passive Safety. The Company’s single operating segment includes the Company’s airbag (including steering wheels), seatbelt products and components. For financial reporting purposes, the single operating segment is also the Company’s single reportable segment in accordance with Accounting Standards Codification (ASC) 280 Segment Reporting. The financial data relating to Autoliv’s businesses in this segment over the last three fiscal years is contained in the Consolidated Financial Statements of this Annual Report. A statement of net sales by product group and region for the last three years is contained in Note 22 to the Consolidated Financial Statements of this Annual Report.

Products, Market and Competition

Products

Saving more lives on the road is a key health priority as our world grows and develops. However, population expansion in growth markets and the rise of megacities creates new complexities. To meet this challenge, we develop automotive safety solutions that work in real life situations.

Our safety systems such as seatbelts and airbags substantially mitigate human consequences of traffic accidents.

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

Autoliv also manufactures steering wheels which are crafted to ensure they meet safety requirements and are functional as well as stylish.

Market and Competition

Consumer research clearly shows that people want safe cars, and several significant trends are likely to have a positive influence on overall safety content per vehicle. These include:

1) Society becoming increasingly focused on Vision Zero, which includes a goal of reducing traffic fatalities and their associated costs,

2) Demographic trends of increased urbanization, aging driver populations and increased safety focus in the Growth Markets, and

3) Evolving government regulations and test rating systems to improve the safety of vehicles in various markets, such as the updated Euro NCAP, China NCAP and USNCAP.

The automotive safety market is driven by two primary factors: light vehicle production (LVP) and content per vehicle (CPV).

The first growth driver, LVP, has increased at an average annual growth rate of around 2.6% since the incorporation of Autoliv Inc. in 1997 despite the cyclical nature of the automotive industry. LVP is expected to grow to close to 97 million in 2021 from approximately 91 million in 2018, according to IHS. Almost all of this expansion will be in the Growth Markets, predominantly in China, India, Southeast Asia and South America.

Unlike LVP, where Autoliv can only aim to be on the best-selling platforms, Autoliv can influence CPV more directly by continuously developing and introducing new technologies with higher value-added features. Over the long term, this increases average safety CPV and has caused our markets to grow faster than the LVP.

Since the start of Autoliv, Inc. in 1997, the Company’s sales compound annual growth rate (CAGR) for passive safety has been 5.6% compared to the market rate of around 3% which includes an LVP growth of around 2.6%. Our outperformance is a result of a steady flow of new passive safety technologies, strong focus on quality and a superior global footprint both in products and engineering. This has enabled Autoliv to increase its market share from 27% in 1997 to around 40% in 2018.

In the Developed Markets (Western Europe, North America, Japan and South Korea) the CPV is around $280. CPV growth in these regions will mainly come from new safety systems such as active seatbelts, knee airbags, front-center airbags along with improved protection for pedestrians and rear-seat occupants like bag-in-belt.

In our Growth Markets, we see great opportunities for CPV growth from more airbags and advanced seatbelt products. Average CPV in our Growth Markets is around $170, approximately $110 less than in the Developed Markets.

Despite a negative LVP mix effect from higher growth in low CPV markets, the passive safety market (seatbelts and airbags, including steering wheels), is expected to grow at a CAGR of 4% until 2021 to about $23 billion, based on the current macro-economic outlook and our internal market intelligence and estimates. The highest growth rate is expected in steering wheels, where Autoliv has a global market share of more than 30%, generated by the trend toward higher-value steering wheels with leather and additional features.

The Growth Markets are expected to outgrow the Developed Markets substantially for the period between 2018 and 2021, as the Growth Markets are supported by a higher LVP and increasing CPV resulting from higher penetration of airbags and more advanced seatbelt products.

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

Our competitors

Autoliv is the clear market leader with an estimated global market share of around 40%. Our major competitors have traditionally been Takata and ZF.

During 2017, Takata, a family-controlled Japanese company whose shares were listed on the Tokyo Stock Exchange, filed for bankruptcy protection in the U.S. and Japan. The bankruptcy came after an accumulation of recall costs and liabilities related to malfunctioning airbag inflators. U.S.-based Key Safety Systems (KSS), owned by Chinese company Joyson, subsequently acquired Takata’s assets in April 2018 for approximately $1.6 billion. The new company is named Joyson Safety Systems (JSS). JSS is estimated to hold a global market share of 24%, including Joyson’s Chinese subsidiary YFK.

ZF is a global leader in driveline and chassis technology, as well as in passive safety technologies, and is one of the largest global automotive suppliers and has an estimated global market share of 17%.

In Japan, Brazil, South Korea and China there are a number of local suppliers that have close ties with the domestic vehicle manufacturers. For example, Toyota uses “keiretsu” (in-house) suppliers Tokai Rika for seatbelts and Toyoda Gosei for airbags and steering wheels. These suppliers generally receive most of the Toyota business in Japan, in the same way, Mobis, a major supplier to Hyundai/Kia in South Korea, generally receives a significant part of their business.

Other competitors include Nihon Plast and Ashimori of Japan, Jinheng of China, Samsong in South Korea and Chris in South America. Collectively, these competitors account for the majority of the remaining 19% global market share in passive safety.

Additional information concerning our products, markets and competition is included in the “Risks and Risk Management” section under Item 7 of this Annual Report.

Manufacturing and Production

Including joint venture operations, Autoliv has 64 production facilities located in 25 countries, consisting of both component factories and assembly factories. See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, propellant, initiators, textile cushions, webbing, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly and steering wheels. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. The products manufactured by Autoliv’s consolidated subsidiaries in 2018 consisted of approximately 151 million complete seatbelt systems (of which approximately 79 million were fitted with pretensioners), approximately 99 million side airbags (including curtain airbags), approximately 56 million frontal airbag and approximately 20 million steering wheels.

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

IATF 16949:2016 is the most rigorous global automotive quality requirements and all our facilities shipping to OEMs are regularly certified according to IAFT standards.

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

Raw Materials

Approximately 50% of our revenues are spent on material purchased directly from external suppliers. Autoliv mainly purchases manufactured components and raw materials for the operations. We take several actions to mitigate higher raw material prices, such as competitive sourcing and looking for alternative materials.

For information on the sources and availability of raw materials, see “Risk Factors – Changes in the source., cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins” in Item 1A of this Annual Report.

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

Dependence on Customers

In 2018 our top five customers represented around 50% of sales and the ten largest customers represented around 79%. This reflects the concentration of manufacturers in the automotive industry. The five largest OEMs in 2018 accounted for 49% of global LVP and the ten largest OEMs for 74%. A delivery contract is typically for the lifetime of a vehicle model, which is normally between 4 and 6 years depending on customer platform sourcing preferences and strategies.

Customer	% of Autoliv Sales	% of Global LVP1)
Renault/Nissan/Mitsubishi	15%	11%
VW	10%	12%
Hyundai/Kia	8%	8%
Ford	8%	6%
Honda	8%	6%
FCA	8%	5%
Toyota	7%	11%
Daimler	6%	3%
General Motors	4%	7%
BMW	4%	3%

1)	Source: IHS

CUSTOMER SALES TRENDS

Asian vehicle producers have steadily become increasingly more important to Autoliv, and now represent around 45% of global sales compared to 35% five years ago. Of the Asian OEMs, the Japanese OEMs represent 32% of our sales compared to 24% in 2013. This reflects their increasing share of the global LVP and our stronger market position based on our local presence in Japan. European OEMs accounted for 33% of sales in 2018, virtually unchanged since 2013. The Detroit-3 now account for 19% of our global sales, down from 30% in 2013 this is in part due to GM’s divestiture of Opel and the lingering effects of new business hold back in 2011 and 2012.

For information on our dependence on customers, see “Risk Factors – Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices” in Item 1A of this Annual Report and Dependence on Customers under the section Risks and Risk Management in Item 7 of this Annual Report and Note 22 to the Consolidated Financial Statements.

Research, Development and Engineering

No single customer project accounts for more than 2% of Autoliv’s total R,D&E spending during 2018. To fuel Autoliv’s product portfolio, additional expertise is brought in-house via technology partnerships and licensing agreements.

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

Autoliv Personnel

As of December 31, 2018, Autoliv and its subsidiaries had approximately 58,000 employees and approximately 9,000 temporary personnel. Autoliv considers its relationship with its personnel to be good. While there have been a small number of minor labor disputes during the year, such disputes have not had a significant or lasting impact on our relationship with our employees, customer perception of our employee practices or our business results.

Major unions to which some of Autoliv’s employees belong in Europe include: IG Metall in Germany; Unite the union in the United Kingdom; Confédération Générale des Travailleurs (CGT), Confédération Française Démocratique du Travail (CFDT), Confédération Française de l’Encadrement Confédération Générale des cadres, Force Ouvrière (CFE-CGC) and Confédération Française des Travailleurs Chrétiens (CFTC) and Solidaires, Unitaires, Démocratiques (SUD) in France; Union General de Trabajadores (UGT), Union Sindical Obrera (USO), Comisiones Obereras (CCOO) and Confederacion General de Trabajadores (CGT) in Spain; If Metall, Unionen, Sveriges Ingenjörer and Ledarna in Sweden; Industriaal- ja Metallitöötajate Ametiühingute Liit (IMTAL) in Estonia; Vasas Szakszervezeti Szövetség (Hungarian Metallworkers‘ Federation) in Hungary, Samorządny NiezaleĪny Związek Zawodowy Pracowników and Zakáadowa Organizacja Związkowa NSZZ SolidarnoĞü in Poland, Union Générale des Travailleurs Tunisiens (UGTT) and Union des travailleurs Tunisiens (UTT) in Tunisia; and Türk Metal Sendikasi in Turkey.

In addition, Autoliv’s employees in other regions are represented by the following unions: Unifor and the International Association of Machinists and Aerospace Workers (IAM) in Canada; Sindicato de Jornaleros y Obreros Industriales y de la Industria Maquiladora; Sindicato Nacional de Trabajadores de la Industria Metalúrgica y Similares (CTM); Sindicato Industrial de Trabajadores de la Pequeña y Mediana Industria, Talleres, Maquiladoras, Negociaciones Mercantiles y Comercios, Similares, Anexos y Conexos del Estado de Querétaro (CTM); “Nueva Cultura Laboral” “de trabajadores de la fabricación, manufactura, ensamble de partes y componentes de la industria Automotriz de la Republica Mexicana” in Mexico; Sindicato dos Metalúrgicos de Taubaté e Região in Brazil; Autoliv India Employees Association, Bangalore in India; the Korean Metal Workers Union (FKTU) in Korea; Autoliv Japan Roudou Kumiai in Japan and Federasi Perjuangan Buruh Indonesia (FPBI) in Indonesia.

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

For more information concerning Autoliv’s personnel, see Item 7 of this Annual Report.

Joint Ventures

Historically, Autoliv established joint ventures to promote its geographical expansion and technology development and to gain assistance in marketing its full product line to automobile manufacturers. While joint ventures are of less importance to our overall business today than in the past, joint ventures remain a potential business model in our strategy.

For information on how the joint ventures are accounted for, including Autoliv’s percentage of ownership, see Note 9 to the Consolidated Financial Statements of this Annual Report.

Available information

We file or furnish with the United States Securities and Exchange Commission (the “SEC”) periodic reports and amendments thereto, which include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Such reports, amendments, proxy statements and other information are made available free of charge on our corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC. Our Corporate Governance Guidelines, committee charters, code of conduct and other documents governing the Company are also available on our corporate website at www.autoliv.com. The SEC maintains an internet site that contains reports, proxy statements and other information at www.sec.gov. Hard copies of the above-mentioned documents can be obtained free of charge from the Company by contacting us at: Autoliv, Inc., P.O. Box 70381, SE-107 24, Stockholm, Sweden or Autoliv, Inc., c/o Autoliv Electronics America, 26545 American Drive, Southfield, MI 48034.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. A discussion of the risks associated with these factors is included below.

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business. Our business is directly related to light vehicle production (“LVP”) in the global market and by our customers, and automotive sales and LVP are the most important drivers for our sales

Automotive sales and production are highly cyclical and can be affected by general or regional economic or industry conditions, the level of consumer demand, recalls and other safety issues, labor relations issues, technological changes, fuel prices and availability, vehicle safety regulations and other regulatory requirements, governmental initiatives, trade agreements, political volatility, especially in energy producing countries and growth markets, changes in interest rate levels and credit availability and other factors. Some regions around the world may at various times be more particularly impacted by these factors than other regions. Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, a material adverse effect on our business, results of operations and financial condition.

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

Growth rates in safety content per vehicle, which can be impacted by changes in consumer trends and political decisions, could affect our results in the future

The average global content of passive safety systems per light vehicle grew slightly   during the period 2016-2018 to around $225. Vehicles produced in different markets may have various passive safety content values. For example, in developed markets such as Western Europe and North America, the premium segment have passive safety content values of more than $300 per vehicle, whereas in growth markets such as China and India the average passive safety content per vehicle is approximately $180 and $80, respectively. Due to the majority of the growth in global LVP being concentrated in growth markets the operating results may be impacted if the passive safety content per vehicle remains low and if the penetration of more advanced automotive safety systems does not increase in these regions. As passive safety content per vehicle is also an indicator of our sales development, should these trends continue, the average value of passive safety systems per vehicle could decline.

We operate in a highly competitive market

The market for occupant restraint systems is highly competitive and continues to consolidate. We compete with a number of other companies that produce and sell similar products. Among other factors, our products compete on the basis of price, quality, manufacturing and distribution capability, design and performance, technological innovation, delivery and service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than us. Some of our competitors may also have a “preferred status” as a result of special relationships or ownership interests with certain customers. Our ability to compete successfully depends, in large part, on our success in continuing to innovate and manufacture products that have commercial success with consumers, differentiating our products from those of our competitors, continuing to deliver quality products in the time frames required by our customers, and maintaining best-cost production.

We continue to invest in technology and innovation which we believe will be critical to our long-term growth. Our ability to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging technologies will be a significant factor in our ability to remain competitive. If we are unsuccessful or are less successful than our competitors in predicting the course of market development, developing innovative products, processes, and/or use of materials or adapting to new technologies or evolving regulatory, industry or customer requirements, we may be placed at a competitive disadvantage. For example, the focus of the automotive industry on the development of advanced driver assistance technologies, with the goal of developing and introducing autonomous vehicles, and increase in consumer preferences for mobility on demand services may create demand for new and innovative products in response to OEM and consumer preferences and our success in providing such products will be critical for our long-term growth. Similarly, the demand for our products historically has tracked LVP and a future evolution of the automotive industry to autonomous vehicles and mobility on demand services may lead to a future reduction in annual global LVP. Our competitive environment continues to change, including because of recent acquisitions and divestitures by our existing competitors (including Delphi and Takata) within recent years as well as increased competition from entrants outside the traditional automotive industry, creating uncertainty about the future competitive landscape. The inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.

The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model for which we are a significant supplier could reduce our sales and harm our business

A number of our customer contracts generally require us to supply a customer’s annual requirements for a particular vehicle model and assembly facilities, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally four to seven years. These contracts are often subject to renegotiation, sometimes as frequent as on an annual basis, which may affect product pricing, and generally may be terminated by our customers at any time. Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or brand for which we are a significant supplier could reduce our sales and harm our business prospects, operating results, cash flows, or financial condition.

RISKS RELATED TO OUR BUSINESS

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us or our customers

We face risks related to product liability claims, warranty claims and recalls in the event that any of our products actually or allegedly are defective, fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. For example, we are cooperating with Toyota Motor Corp. with respect to its voluntary safety recall of approximately 1.4 million vehicles that are equipped with a certain model of our side curtain airbags (the “Toyota Recall”). We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. Additionally, increasing regulation and reporting requirements regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in additional product liability or recall investigations or claims. See – “Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market”. Although we currently carry product liability and product recall insurance, no assurance can be made that such insurance will provide adequate coverage against potential claims, such insurance is available or will continue to be available in the appropriate markets or that we will be able to obtain such insurance on acceptable terms in the future. Although we have invested and will continue to invest in our engineering, design, and quality infrastructure, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty claims or additional product recalls. In the future, we could experience additional material warranty or product liability losses and incur significant costs to process and defend these claims.

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

In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis; any one or more quality, warranty or other recall issue(s) (including issues affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures which may have a severe impact on our operations, such as a global, temporary or prolonged suspension of new orders. In addition, as our products more frequently use global designs and are based on or utilize the same or similar parts, components or solutions, there is a risk that the number of vehicles affected globally by a failure or defect will increase significantly with a corresponding increase in our costs. A warranty, recall or product liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, the final amounts determined to be due related to these matters could differ materially from our recorded warranty estimates and our business prospects, operating results, cash flows or financial condition may be materially impacted as a result.

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

Escalating pricing pressures from our customers may adversely affect our business

The automotive industry continues to experience aggressive pricing pressure from customers. This trend is partly attributable to the major automobile manufacturers’ strong purchasing power. As with other automotive component manufacturers, we are often expected to quote fixed prices or are forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for engineering work. Price reductions have impacted our sales and profit margins and are expected to continue to do so in the future. Our future profitability will depend upon, among other things, our ability to continuously reduce our cost per unit and maintain our cost structure, enabling us to remain cost-competitive.

Our profitability is also influenced by our success in designing and marketing technological improvements in automotive safety systems, which helps us offset price reductions by our customers. If we are unable to offset continued price reductions through improved operating efficiencies and reduced expenditures, these price reductions may have a material adverse effect on our business prospects, operating results, cash flows or financial condition.

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

Disruptions in  our supply chain may result for many reasons, including closures of one of our own or one of our suppliers’ facilities or critical manufacturing lines due to strikes or other labor disputes, mechanical failures, electrical outages, fires, explosions, critical pollution levels, critical health and safety and other working conditions issues, natural disasters political upheaval, as well as logistical complications due to labor disruptions, weather or natural disasters, acts of terrorism, mechanical failures and legislation or regulation regarding the transport of hazardous goods. Additionally, we may experience disruptions if there are delays in customs processing, including if we are unable to obtain government authorization to export or import certain materials, including materials that may be viewed as dangerous such as the propellant used for our inflators. As we continue to expand in growth markets, the risk of such disruptions is heightened. The unavailability of even a single small subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production of that product, possibly for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Also, similar difficulties for other suppliers may force our customers to halt production, which may in turn impact our sales shipments to such customers.

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

Thus, any such supply chain disruptions could severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time which could expose us to material claims for compensation and have a material adverse effect on our business prospects, operating results, or financial condition.

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

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Our industry may be affected from time to time by limited supplies or price fluctuations of certain key components and materials. Strong worldwide demand for certain raw materials has had a significant impact on prices and short-term availability in recent years. Such price increases could materially increase our operating costs and materially and adversely affect our profit margin, as direct material costs amounted to approximately 50% of our net sales in 2018, of which approximately half is the raw material cost portion.

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

The SEC requires companies that manufacture products containing certain minerals and their derivatives that are known as “conflict minerals”, originating from the Democratic Republic of Congo or adjoining countries to diligence and report the source of such materials. There are significant resources associated with complying with these requirements, including diligence efforts to determine the sources of conflict minerals used in our products and potential changes to our processes or supplies as a consequence of such diligence efforts. As there may be only a limited number of suppliers able to offer certified “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict free minerals from such suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. Accordingly, these rules may adversely affect our business prospects, operating results, cash flows or financial condition.

Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices

We are dependent on a few large customers with strong purchasing power. This is the result of customer consolidation during the last few decades. In 2018, our top five customers represented 50% of our consolidated sales. Our largest contract accounted for around 2% of our total fiscal 2018 sales and expires in 2025. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of business from any of our major customers (whether by lower overall demand for vehicles, cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations and financial condition. Similarly, further consolidation of our customers in the future could make us more reliant upon a smaller group of customers for a significant portion of our consolidated sales and negatively impact our bargaining power when contracting with such customers.

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

There is a risk that one or more of our major customers may be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a major customer would enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely, absent special relief such as having a “preferred status”, that we will be forced to record a substantial loss.

Additional information concerning our major customers is included in Note 22 of the Consolidated Financial Statements.

Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance

To compete effectively in the automotive supply industry, we must be able to launch new products to meet our customers’ timing, performance and quality standards. At times, we face an uneven number of launches, and some launches for various reasons, may have shortened launch lead times. We cannot provide assurance that we will be able to install and certify the equipment needed to produce products for new programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production for such new programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot provide assurance that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order to launch programs successfully. Given the complexity of new program launches, especially involving new and innovative technologies, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, the sales related to these new programs generally are dependent upon the timing and success of the introduction of new vehicles by the Company’s customers. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our business prospects, operating results, cash flows or financial condition.

Changes in our product mix may impact our financial performance

We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period. Our earnings guidance and estimates assume a certain geographic sales mix as well as a product sales mix. If actual results vary significantly from this projected geographic and product mix of sales, our operating results and financial condition could be negatively impacted.

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

See Note 18 to the Consolidated Financial Statements in this Annual Report.

We are currently undergoing an antitrust investigation by the European Commission and have accrued an amount regarding this investigation that may not fully reflect the ultimate cost to resolve the EC’s investigation

The European Commission (“EC”) is engaged in a long-running investigation into possible anti-competitive behavior among certain suppliers to the automotive vehicle industry, including Autoliv. From June 7 to June 9, 2011, representatives of the EC visited two facilities of Autoliv BV & Co KG, a Company subsidiary in Germany, to gather information for such inquiry. Autoliv has been cooperating with the EC investigation. The EC previously concluded a discrete portion of its investigation in November 2017 and imposed a fine on the Company. In December 2018, we accrued $210 million based on our belief that the EC will seek to impose a fine in connection with the remaining portion of the EC’s investigation. The EC investigation requires significant management time and attention and could, in addition to an unfavorable outcome, result in significant expenses. Unfavorable outcomes from the EC investigation could have a material adverse impact on our customer relationships, business prospects, reputation, operating condition, cash flows or financial results, and our insurance may not mitigate such impact.

We may be subject to civil antitrust litigation civil antitrust litigation that could negatively impact our business

The Company may be subject to civil antitrust lawsuits in the future in countries that permit such civil claims, including lawsuits or other actions by our customers. Specifically, the outcome of the EC investigation could also result in subsequent civil disputes with non-governmental third parties and civil or stockholder litigation stemming from the same facts and circumstances underlying the EC investigation.  These types of lawsuits require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial condition, and our insurance may not mitigate such impact.

We are, and have been, subject to investigations by other competition authorities and may be subject to investigations by additional competition authorities that could negatively impact our business

Competition authorities in Brazil, Canada, South Africa and South Korea have previously initiated investigations of certain suppliers to the automotive vehicle industry, including Autoliv. Competition authorities in additional countries may initiate similar investigations. These types of investigations require significant management time and attention. These investigations could also result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial condition, and our available insurance may not mitigate such impact.

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

Work stoppages or other labor issues at our customers’ facilities or at our facilities could adversely affect our operations

Because the automotive industry relies heavily on “just-in-time” delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of the Company’s facilities could have material adverse effects on our business. Similarly, if any of our customers were to experience a work stoppage, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at another supplier could interrupt production at one of our customers’ facilities which would have the same effect. While labor contract negotiations at our facilities historically have rarely resulted in work stoppages, no assurances can be given that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage at one or more of our facilities or our customers’ facilities could cause us to shut down production facilities supplying these products, which could have a material adverse effect on our business, results of operations and financial condition.

Our ability to operate our company effectively could be impaired if we fail to attract and retain executive officers and other key personnel

Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly engineers and other employees with software and technical expertise. The loss of the services of any of our executive officers or other key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business.

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

Our current credit rating could be lowered as a result of us experiencing significant negative cash flows, increasing our indebtedness and leverage, or a dire financial outlook, which may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our principal credit facility expires in 2022. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our principal credit facility syndicate were to default. If external financing is unavailable to us when necessary, we may have insufficient funds to continue our operations.

Information concerning our credit facilities and other financings are included in Item 7 in this Annual Report in the section headed “Treasury Activities” and in Note 14 to the Consolidated Financial Statements in this Annual Report.

Our indebtedness may harm our financial condition and results of operations

As of December 31, 2018, we have outstanding debt of $2.2 billion. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Impairment charges relating to our assets, goodwill and other intangible assets could adversely affect the Company’s financial performance

We periodically review the carrying value of our assets, goodwill and other intangible assets for impairment indicators. If one or more of our customers’ facilities cease production or decrease their production volumes, the assets we carry related to our facilities serving such customers may decrease in value because we may no longer be able to utilize or realize them as intended. Where such decreases are significant, such impairments may have a materially adverse impact on our financial results. We monitor the various factors that impact the valuation of our goodwill and other intangible assets, including expected future cash flow levels, global economic conditions, market price for our stock, and trends with our customers. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance and especially the cash flow performance of these goodwill assets, adverse market conditions and adverse changes in applicable laws or regulations. If there are changes in these circumstances or the other variables associated with the estimates, judgments and assumptions relating to the valuation of goodwill, when assessing the valuation of our goodwill items, we may determine that it is appropriate to write down a portion of our goodwill or intangible assets and record related non-cash impairment charges. In the event that we determine that we are required to write-down a portion of our goodwill items and other intangible assets and thereby record related non-cash impairment charges, our financial condition and operating results would be adversely affected.

For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Critical Accounting Estimates – Goodwill and Intangibles”.

We face risks related to our defined benefit pension plans and employee benefit plans, including the need for additional funding as well as higher costs and liabilities

Our defined benefit pension plans or employee benefit plans may require additional funding or give rise to higher related costs and liabilities which, in some circumstances, could reach material amounts and negatively affect our operating results. We are required to make certain year-end assumptions regarding our pension plans. Our pension obligations are dependent on several factors, including factors outside our control such as changes in interest rates, the market performance of the diversified investments underlying the pension plans, actuarial data and adjustments and an increase in the minimum funding requirements or other regulatory changes governing the plans. Adverse equity market conditions and volatility in the credit market may have an unfavorable impact on the value of our pension assets and our future estimated pension liabilities. Internal factors such as an adjustment to the level of benefits provided under the plans may also lead to an increase in our pension liability. If these or other internal and external risks were to occur, alone or in combination, our required contributions to the plans and the costs and net liabilities associated with the plans could increase substantially and have a material effect on our business.

Information concerning our benefit plans is included in Note 20 of the Consolidated Financial Statements.

You should not anticipate or expect the payment of cash dividends on our common stock

Our dividend policy is subject to the discretion of our Board of Directors and depends upon a number of factors, including our earnings, financial condition, cash and capital needs, indebtedness and leverage, and general economic or business conditions. Although we currently use dividends as a way to return value to our stockholders, in the past our Board of Directors suspended our quarterly dividend after determining that a suspension was necessary in light of the decline in global LVP, the uncertainty surrounding the recession at that time and the inherent risk of customer defaults. While we have since resumed the payment of dividends on our common stock, in the future, there can be no assurance that the Board of Directors will continue to declare dividends.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and operating results

We rely extensively on information technology (“IT”) networks and systems, our global data centers and services provided over the internet to process, transmit and store electronic information, and to manage or support a variety of business processes or activities across our facilities worldwide. The secure operation of our IT networks and systems and the proper processing and maintenance of this information are critical to our business operations. We have been, and likely will continue to be, subject to cyber-attacks. To date we have seen no material impact on our business from these attacks or events. Although we seek to deploy comprehensive security measures to prevent, detect, address and mitigate these threats, there has been an increased level of activity, and an associated level of sophistication, in cyber-attacks against large multinational companies. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.

Our security measures may be breached due to human error, system malfunctions or attacks from uncoordinated individuals or sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third-party service providers.

Disruptions and attacks on our IT systems or the systems of third parties storing our data could result in the misappropriation, loss, destruction or corruption of our critical data and confidential or proprietary information, personal information of our employees, the leakage of our or our customers’ confidential information, improper use of our systems and networks, production downtimes and both internal and external supply shortages, which could have an adverse effect on our results of operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, diversion of the attention of management away from the operation of our business and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations. To the extent that any disruption or security breach results in a misappropriation, loss, destruction or corruption of our customer’s information, it could affect our relationships with our customers, create significant expense for us to investigate and remediate damage, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs.  Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation.

Third parties that maintain certain of our confidential and proprietary information could experience a cybersecurity incident

We rely on third parties to provide or maintain some of our IT systems, data centers and related services and do not exercise direct control over these systems. Despite the implementation of security measures at third party locations, these IT systems, data centers and cloud services are also vulnerable to security breaches or other disruptions. Additionally, we and certain of our third-party vendors, collect and store personal information in connection with human resources operations and other aspects of our business. While we obtain assurances that any third parties we provide data to will protect this information and, where we believe appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by us or by third parties may be compromised and expose us to liability for such breach.

Global climate change could negatively affect our business

More regional and/or national requirements to reduce or mitigate the effects of greenhouse gas emissions may adversely impact our business. Today there is a lack of consistent climate legislation which results in economic and regulatory uncertainty. Any future regulations aimed at mitigating climate change may negatively impact the demand for certain of our customer’s products which could in turn impact demand for our products and impact our results of operations. The manifestations of climate change, such as extreme weather conditions or more frequent extreme weather events could disrupt our operations, damage our facilities, disrupt our supply chain or make it harder or more difficult to obtain raw materials necessary for the manufacturing of our products.

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
•

unexpected changes in laws, regulations, trade, or monetary or fiscal policy, including interest rates, foreign currency exchange rates, and changes in the rate of inflation in the countries in which we do business;

•	foreign tax consequences;
•	inability to collect, or delays in collecting, value-added taxes and/or other receivables associated with remittances and other payments by subsidiaries;
•	exposure to local political turmoil and challenging labor conditions;
•	expropriation and nationalization;
•	enforcing legal agreements or collecting receivables through foreign legal systems;
•	wage inflation in growth markets;
•

currency controls, including lack of liquidity in foreign currency due to governmental restrictions, trade protection policies and currency controls, which may create difficulty in repatriating profits or making other remittances;

•	compliance with the requirements of an increasing body of applicable anti-bribery laws;
•	reduced intellectual property protection in various markets;
•	investment restrictions or requirements; and
•	the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws.

The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. The 2017 United States Tax Cut and Jobs Act (“Tax Act”) significantly changed the taxation of U.S. based multinational corporations. The U.S. Treasury Department, the Internal Revenue Service ("IRS"), and state tax authorities have issued or will be issuing applicable guidance on how the provisions of the Tax Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that are different from our current interpretation. The legislation could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation. As regulations and guidance evolve with respect to the Tax Act, and as we gather information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position

Additionally, changes in tax laws or policies by foreign jurisdictions could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our business prospects, cash flows, operating results and financial condition.

Our international operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers and suppliers have operations. The current U.S. presidential administration has created uncertainty about the future relationship between the U.S. and certain of its trading partners, including with respect to the trade policies and agreements, treaties, government regulations and tariffs that could apply to trade between the U.S. and other nations. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the U.S. It could also impact importing certain foreign produced vehicles into the U.S. Similarly, the political situations in certain countries, specifically Brazil, China, France, Russia, Turkey, and the United Kingdom, make it difficult to predict the near-term stability of trade costs with these nations. Changes in national policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our cash flows, operating results and financial condition.

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

The exit of the United Kingdom from membership in the European Union may adversely affect our business and profitability

The expected exit of the United Kingdom (“U.K”) from the European Union (“EU”) (“Brexit”) could adversely affect European and worldwide economic and market conditions and contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Uncertainty over the terms of the United Kingdom’s departure from the European Union, which is scheduled to occur on March 29, 2019, could cause political and economic uncertainty in the United Kingdom and the rest of Europe. Until agreements related to Brexit are in place, it is difficult to predict the impact Brexit will have on international trade, and whether we need to renegotiate any of our contractual arrangements to accommodate a new trade regime. If the U.K. leaves the EU without an agreement in place, there could be an adverse impact and volatility in foreign exchange markets and labor and trade practices and policy. We conduct business in the United Kingdom and several EU nations and the taxation policies of the U.K. and the EU nations may change as a result of Brexit, which could adversely impact our tax positions. We may be required to comply with regulatory requirements in the United Kingdom that are in addition to, or inconsistent with, the regulatory requirements of the EU.

Although we are monitoring the ongoing potential impacts of Brexit and seek to minimize its impact on our business, the effects of Brexit could adversely affect our business prospects, operating results, cash flows and financial condition.

Significant changes in the North American Free Trade Agreement (“NAFTA”) could adversely affect our financial performance

In October 2018, the U.S., Mexico and Canada agreed to a trade deal that would replace NAFTA, subject to legal review and ratification by each country. The new deal, known as The United States Mexico Canada Agreement (“USMCA”), includes changes to the automotive rules of origin that dictate what percentage of an automobile must be built from parts that originated from countries in the NAFTA region. The new rules would require that at least 75% of parts be made in North America and require that 40-45% of an automobile must be made by workers earning at least $16 an hour. Reflective of the automotive industry, our vehicle parts manufacturing facilities in the U.S., Mexico and Canada are highly dependent on duty-free trade within the NAFTA region. If the USMCA is not ratified and, as a consequence, the U.S. withdraws from NAFTA, such withdrawal could have a materially adverse impact on our financial performance. The imposition of customs duties on imports into the U.S., Mexico, or Canada could negatively impact our financial performance.

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

Although we have procedures and policies in place that should mitigate the risk of violating these laws, there is no guarantee that they will be sufficiently effective. If and when we acquire new businesses, we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of these laws were effective, and violations may occur if we are unable to timely implement corrective and effective controls and procedures when integrating newly acquired businesses. Any allegations of noncompliance with these laws could harm our reputation, divert management attention and result in significant expenses, and could therefore materially harm our business prospects, operating results and financial condition.

Our business in China is subject to aggressive competition and is sensitive to economic and market conditions

We operate in the highly competitive automotive supply market in China and face competition from both international and smaller domestic manufacturers. Due to the significance of our China market for our profit and growth, we are exposed to risks in China. We anticipate that additional competitors, both international and domestic, may seek to enter the Chinese market resulting in increased competition. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. There have been periods of increased market volatility and moderation in the levels of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Our business in China is sensitive to economic and market conditions that drive automotive sales volumes in China and may be impacted if there are reductions in vehicle demand in China. If we are unable to maintain our position in the Chinese market, the pace of growth slows, or vehicle sales in China decrease, our business prospects, operating results and financial condition could be materially adversely affected.

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

We cannot predict exchange rate volatility or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies to achieve a natural hedge. However, a natural hedge cannot be achieved for all our currency flows; therefore, a net transaction exposure remains within the group. The net exposure can be significant and creates a transaction exposure risk for the Company. The Company does not hedge translation exposure. However, we do engage in foreign exchange rate hedging from time to time related to foreign currency transactions.

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

These strategic opportunities also involve numerous additional risks to us and our investors, including:

•	risks related to retaining acquired management and employees;
•	difficulties in integrating acquired technologies, products, operations, services and personnel with our existing businesses;
•	diversion of our management’s attention from other business concerns;
•	assumption of contingent liabilities;
•	adverse financial impacts from the amortization of expenses related to intangible assets;
•	adverse financial impacts from potential impairment of goodwill;

•	incurrence of indebtedness; and
•	potential adverse financial impacts.

In the future, we may pursue acquisitions of businesses or products that are complementary to our business but for which we have historically had little or no direct experience. These transactions can involve significant challenges and risks as well as significant time and resources that may divert management’s attention from other business activities. If we fail to adequately manage these risks, the acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect our financial condition.

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. At present, we hold approximately 6,050 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. In addition to our in-house research and development efforts, we seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing and joint venture arrangements. Our patents and licenses expire on various dates during the period from 2019 to 2038. We do not expect the expiration of any single patent or license to have a material adverse effect on our business, operating results and financial condition.

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

Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Additionally, we license from third parties proprietary technology covered by patents, and we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology. Further, we expect to continue to expand our products and services and expand into new businesses, including through acquisitions, joint ventures and joint development agreements, which could increase our exposure to patent and other intellectual property claims from competitors and other parties. If claims alleging patent, copyright or trademark infringement are brought against us and are successfully prosecuted against us, they could result in substantial costs. If a successful claim is made against us and we fail to develop non-infringing technology, our business, operating results and financial condition could be materially adversely affected. In addition, certain of our products utilize components that are developed by third parties and licensed to us. If claims alleging patent, copyright or trademark infringement are brought against such licensors and successfully prosecuted, they could result in substantial costs, and we may not be able to replace the functions provided by these licensors. Alternate sources for the technology currently licensed to us may not be available in a timely manner, may not provide the same functions as currently provided or may be more expensive than products currently used.

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

RISKS RELATED TO GOVERNMENT REGULATIONS AND TAXES

Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety or other governmental regulations

We are subject to various federal, state, local and foreign laws and regulations, including those related to the requirements of environmental, occupational health and safety, financial and other matters. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our business prospects, operating results, cash flows or financial condition. Our operations are subject to environmental and safety laws and regulations governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The operation of automotive parts manufacturing facilities entails risks in these areas, and we cannot assure that we will not incur material costs or liabilities as a result. Additionally, environmental laws, regulations, and permits and the enforcement thereof change frequently and have tended to become increasingly stringent over time, which may necessitate substantial capital expenditures or operating costs or may require changes of production processes. Although we have no known pending material environmental issues, there is no assurance that we will not be adversely impacted by any environmental costs, liabilities or claims in the future either under present laws and regulations or those that may be adopted or imposed in the future. Our costs, liabilities, and obligations relating to environmental matters may have a material adverse effect on our business, operating results, cash flows, or financial condition.

Our facilities in the U.S. are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), which regulates the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities and local residents. We are also subject to occupational safety regulations in other countries. Our failure to comply with government occupational safety regulations, including OSHA requirements, or general industry standards relating to employee health and safety, keep adequate records or monitor occupational exposure to regulated substances could expose us to liability, enforcement, and fines and penalties, and could have a material adverse effect on our business, operating results, cash flows, or financial condition.

Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or injury to one of our employees could occur in one of our facilities. Any accident or injury to our employees could result in litigation, manufacturing delays and harm to our reputation, which could negatively affect our business, operating results and financial condition.

Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market

Government vehicle safety regulations are a key driver in our business. Historically, these regulations have imposed ever more stringent safety regulations for vehicles. Safety regulations have a positive impact on driver awareness and acceptance of automotive safety products and technology. These more stringent safety regulations often require vehicles to have more safety content per vehicle and more advanced safety products, which has thus been a driver of growth in our business.

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

The regulatory obligation of complying with safety regulations could increase as federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in our industry. We are subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966 (the “Vehicle Safety Act”), including a duty to report, subject to strict timing requirements, safety defects with our products. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting actions. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation (TREAD) Act, which requires equipment manufacturers, such as Autoliv, to comply with “Early Warning” requirements by reporting certain information to the National Highway Traffic Safety Administration (“NHTSA”) such as: information related to defects or reports of injury related to our products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations.

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

We are regularly examined by tax authorities around the world and we are currently under examination in a number of jurisdictions, which are inherently uncertain. Although we periodically assess the likelihood of adverse outcomes, negative or unexpected results from one or more of such reviews and audits, including any related interest or penalties by governmental authorities, could increase our effective tax rate and adversely impact our operating results, cash flows, or financial condition.

The effective tax rates used for interim reporting are based on our projected full-year geographic earnings mix and consideration of our cash repatriation plans. Changes in currency exchange rates, earnings mix by taxing jurisdiction or in cash repatriation plans could impact our reported effective tax rates, or cause fluctuations in the tax rate from quarter to quarter. Any anti-trust judgements or settlements may not be tax deductible, which could have a material negative impact to our annual tax rate. A number of other factors may also increase our effective tax rate, which could have an adverse impact on our profitability and operating results. Due to our numerous foreign operations, our tax rate may be impacted by our global mix of earnings if our pre-tax income is lower than anticipated in countries with lower statutory tax rates and/or is higher than anticipated in countries with higher statutory tax rates. Based on U.S. regulatory rules, we do not record current or deferred tax liabilities on permanent investments in our foreign subsidiaries and our foreign earnings that are indefinitely reinvested. However, if our non-U.S. subsidiaries were to distribute cash to our U.S. parent or make a cash outlay, such transactions may result in an increase to our effective tax rate. However, based on the Tax Act, a substantial liability for U.S. federal income taxes with respect to our non-U.S. earnings has been recorded. See Note 6 to the Consolidated Financial Statements in this Annual Report.

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

We may not be able to fully realize our deferred tax assets

We currently carry deferred tax assets, net of valuation allowances, resulting from deductible temporary differences and tax loss carry-forwards, both of which will reduce taxable income in the future. However, deferred tax assets may only be realized against taxable income. The amount of our deferred tax assets could be reduced, from time to time, due to adverse changes in our operations or in estimates of future taxable income from operations during the carry-forward period as a result of a deterioration in market conditions or other circumstances. Any such reduction would adversely affect our income in the period of the adjustment. Additional information on our deferred tax assets is included in Note 6 to the Consolidated Financial Statements in this Annual Report.

RISKS RELATED TO THE SEPARATION OF VEONEER

We may not achieve some or all of the expected benefits of the separation

Although we believe that the separation of Veoneer has provided financial, operational, managerial and other benefits to us and our stockholders, it may not provide results on the scope or scale we anticipated, or such benefits may be delayed or not occur at all. Following the completion of the spin-off, Autoliv is a smaller, less diversified company with a narrower business focus and may be more vulnerable to changing market conditions, which could materially adversely affect our business, operating results and financial condition.

We could incur significant liability if the separation is determined to be a taxable transaction

We have received an opinion of outside counsel to the effect that, for U.S. federal income tax purposes, the separation should qualify, for both Autoliv and its stockholders, as a reorganization within the meaning of Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended. The opinion is based on and relies on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Autoliv and Veoneer, including those relating to the past and future conduct of Autoliv and Veoneer. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, reliance on the opinion may be affected. An opinion of outside counsel represents their legal judgment but is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinion or that a court would not sustain such a challenge.

Potential indemnification obligations to Veoneer or a refusal of Veoneer to indemnify us pursuant to the agreements executed in connection with the internal reorganization and spin-off could materially adversely affect us

The transaction agreements we entered into with Veoneer in connection with the internal reorganization and the spin-off provide for cross-indemnities that require Autoliv and Veoneer to bear financial responsibility for each company’s business prior to the internal reorganization or spin-off, as applicable, and to indemnify the other party in connection with a breach of such party of the transaction agreements; provided, however, certain warranty, recall and product liabilities for electronics products manufactured prior to the completion of the internal reorganization have been retained by us and we will indemnify Veoneer for any losses associated with such warranty, recall or product liabilities pursuant to the distribution agreement entered into as part of the spin-off. Any indemnities that we are required to provide to Veoneer may be significant and could negatively affect our business. In addition, there can be no assurance that the indemnities from Veoneer will be sufficient to protect us against the full amount of any potential liabilities. Even if we do succeed in recovering from Veoneer any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, each of these risks could have a material adverse effect on our business, operating results and financial condition.

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

AUTOLIV MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Items Produced at Facility	Owned/ Leased

Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, steering wheels and seatbelt webbing	Owned

Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned
VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Baoding) Vehicle Safety Systems Co., Ltd	Baoding	Airbags	Leased
Autoliv (Changchun) Vehicle Safety Systems Co., Ltd.	Changchun	Airbags and seatbelts	Owned
Autoliv (China) Steering Wheel Co., Ltd.	Fengxian/Shanghai	Steering wheels	Owned
Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned
Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Seatbelts	Owned
Autoliv Shenda (Nanjing) Automotive Components Co., Ltd.	Nanjing	Seatbelt webbing	Owned
Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Airbags	Owned
Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Seatbelt webbing	Owned
Autoliv (Jiangsu) Automotive Safety Components Co., Ltd.	Jintan	Propellant, Airbag initiators and Airbag inflators	Owned
Autoliv (China) Automotive Safety Systems Co., Ltd.	Nantong	Airbag cushions	Owned
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Estonia
AS Norma	Tallinn	Seatbelts and belt components	Owned

France
Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags	Owned
Autoliv Isodelta SAS	Chiré-en-Montreuil	Steering wheels and covers	Owned
Livbag SAS	Pont-de-Buis	Airbag inflators	Owned
N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Airbag initiators and seatbelt micro gas generators	Owned

Germany
Autoliv B.V. & Co. KG	Dachau Elmshorn	Airbags Seatbelts	Leased Owned

Hungary
Autoliv Kft.	Sopronkövesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts, airbags and steering wheels	Leased
	Mysore	Seatbelt webbing	Owned
	Delhi	Seatbelts, airbags and steering wheels	Leased
	Chennai	Airbags, Seatbelts	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts and steering wheels	Owned

Japan
Autoliv Japan Ltd.	Atsugi	Steering wheels	Owned
	Hiroshima Taketoyo Tsukuba	Airbags and steering wheels Airbag inflators Airbags and seatbelts	Owned Owned Owned
Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico

Country/ Company	Location of Facility	Items Produced at Facility	Owned/ Leased

Autoliv Mexico East S.A. de C.V.	Matamoros	Steering wheels	Owned
Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts	Owned
Autoliv Safety Technology de Mexico S.A. de C.V.	Tijuana	Seatbelts	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro Querétaro	Airbag cushions Airbags	Leased Leased

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags and seatbelts	Owned

Romania
Autoliv Romania S.R.L.	Brasov Lugoj	Seatbelts, seatbelt webbing, airbags, airbag inflators, springs for retractors and seatbelt components Airbag cushions	Owned Owned
	Resita	Airbag cushions	Leased
	Sfantu Georghe	Steering wheels	Owned
	Onesti	Steering wheels	Leased
Russia
OOO Autoliv	Togliatti	Airbags, seatbelts and steering wheels	Leased

South Africa
Autoliv Southern Africa (Pty) Ltd.	Krügersdorp	Seatbelts and airbags	Owned

South Korea
Autoliv Corporation	Hwasung Wonju	Airbags Seatbelts	Owned Owned

Spain
Autoliv BKI S.A.U.	Valencia	Airbags	Owned

Sweden
Autoliv Sverige AB	Vårgårda	Airbag inflators	Owned

Thailand
Autoliv Thailand Ltd.	Chonburi Chonburi	Seatbelts Airbags, airbag cushions, steering wheels	Owned Leased

Tunisia
SWT1 SARL ASW3 SARL	El Fahs Nadhour	Leather wrapping of steering wheels PU Molding andLeather wrapping of steering wheels	Owned & Leased Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Airbags and seatbelts	Owned

Autoliv Teknoloji Urunleri Sanayi ve Ticaret Ltd. Sti.	Gebze-Kocaeli	Steering wheels	Leased

Autoliv Metal Pres Sanayi ve Ticaret A.S.	Gebze-Kocaeli	Seatbelt components	Owned

United Kingdom
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City Ogden Ogden Promontory Tremonton	Airbag inflators Airbags Airbags and service parts Propellant Airbag initiators and seatbelt micro gas generators	Owned Owned Leased Owned Owned

TECHNICAL CENTERS AND CRASH TEST TRACKS

Country / Company	Location	Product(s) Supported

China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd.	Shanghai	Airbags and seatbelts customer applications and platform development with full-scale test laboratory
France
Autoliv France SNC	Gournay-en-Bray	Airbags and seatbelts customer applications and platform development with full-scale test laboratory
Livbag SAS	Pont-de-Buis	Inflator and pyrotechnic development

Germany
Autoliv B.V. & Co. KG	Dachau	Customer applications and platform development, airbags with full-scale test laboratory
	Elmshorn	Seatbelts with full-scale test laboratory

India
Autoliv India Private Ltd.	Bangalore	Airbags and seatbelts with sled testing
Japan
Autoliv Japan Ltd.	Tsukuba	Airbags and seatbelts customer applications and platform development with sled test laboratory

Poland
Autoliv Poland Sp.z.o.o.	Olawa	Airbags applications and platform development

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts with sled test laboratory

South Korea
Autoliv Corporation	Seoul	Airbags and seatbelts customer applications and platform development with sled test laboratory
Sweden
Autoliv Development AB	Vårgårda	Research center
Autoliv Sverige AB	Vårgårda	Airbags customer applications and platform development with full-scale test laboratory
USA
Autoliv ASP Inc.	Auburn Hills	Airbags, steering wheels, and seatbelts customer applications and platform development with full-scale test laboratory
	Ogden	Airbags, inflators and pyrotechnics customer applications and platform development

Item 3. Legal Proceedings

In the ordinary course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries.

See Note 18 to the Consolidated Financial Statements in this Annual Report for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part I, Item 3 – “Legal Proceedings” by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shareholder Information

The primary exchange market for Autoliv’s securities is the New York Stock Exchange (NYSE) where Autoliv’s common stock trades under the symbol “ALV”. Autoliv’s Swedish Depositary Receipts (SDRs) are traded on NASDAQ Stockholm’s list for large market cap companies under the symbol “ALIV SDB”. Options in SDRs trade on Nasdaq Stockholm under the name “Autoliv SDB”.  Options in Autoliv shares are traded on NASDAQ OMX PHLX and on NYSE Amex Options under the symbol “ALV”.

Share price performance*

* For all periods before the distribution date of Veoneer on June 29, 2018, the Autoliv share prices are adjusted by a factor of 72.04%.

Number of shares

During 2018, the number of shares outstanding increased by 0.1 million to 87.1 million (excluding dilution and treasury shares). The weighted average number of shares outstanding for the full year 2018, assuming dilution, was reduced to 87.3 from 87.7 million in 2017.

Stock options (if exercised) and granted Restricted Stock Units (RSUs) could increase the number of shares outstanding by 0.4 million shares in total. Combined, this would add 0.5% to the Autoliv shares outstanding. On December 31, 2018, 3.0 million shares were available for repurchase under the current Board authorization from 2014. On December 31, 2018, the Company had 15.7 million treasury shares.

Number of shareholders

Autoliv estimates that there were approximately 70,000 beneficial Autoliv owners as of December 31, 2018. Close to 21% of Autoliv’s securities were held by U.S.-based shareholders and around 60% by Sweden-based shareholders. Most of the remaining Autoliv securities were held in the U.K., other Nordic countries, Central Europe, Japan and Canada.

Dividends

If declared by the Board of Directors, quarterly dividends are usually paid on the first Thursday in the last month of each quarter. Declared dividends are announced in press releases and published on Autoliv’s corporate website. Autoliv has a history of paying quarterly cash dividends and intends to pay similar dividends in the future but may not because of certain factors as set forth in Risk Factors – “You should not anticipate or expect the payment of cash dividends on our common stock” in Item 1A of this Annual Report.

See Autoliv’s corporate website for additional details regarding historical dividends.

Stock incentive plan

Autoliv employees participate in the Autoliv, Inc. 1997 Stock Incentive Plan (the “Stock Incentive Plan”) and receive Autoliv stock-based awards from time to time. In connection with the spin-off, each outstanding Autoliv stock-based award as of June 29, 2018 was converted to stock awards that have underlying shares of both Autoliv and Veoneer common shares (see Note 17 to the Consolidated Financial Statements in this Annual Report). Additional information regarding the securities authorized for issuance under the Stock Incentive Plan is included in Item 12 of this Annual Report.

Autoliv has adopted a Stock Ownership Policy for Executives requiring the Company’s CEO to accumulate and hold the number of Autoliv shares having a value of twice his annual base salary. For other executives, the minimum requirement is, over time, a holding equal to each executive’s annual base salary.

Stock repurchase program

Autoliv initiated its repurchase program in 2000 with 10 million shares and has subsequently increased the total authorization four times between 2000 and 2014 to 47.5 million shares.

Such purchases may be made from time to time on the open market or otherwise at the discretion of management. There is no expiration date for the share repurchase authorization to provide management flexibility in the Company’s repurchases.

In total, Autoliv repurchased 44.5 million shares between May 2000 and December 31, 2017 for cash of $2,498 million, including commissions. No repurchases were made during 2018. Autoliv has made no share repurchases since June 30, 2017. The maximum number of shares that may yet be purchased under the stock repurchase program amounted to 2,986,288 shares at December 31, 2018.

Of the total number of repurchased shares, 23.6 million shares were utilized for the equity units offering during 2009-2012. In addition, approximately 5.3 million shares have been utilized by the Stock Incentive Plan. At December 31, 2018, 15.7 million of the repurchased shares remain in treasury stock.

Item 6. Selected Financial Data

Selected financial data for the last five fiscal years ended December 31 for the Continuing Operations, unless noted, is summarized in the table below.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)	2018	2017	2016	2015	20141)
Sales and Income
Net sales	$8,678	$8,137	$7,922	$7,636	$9,240
Operating income4)	686	860	831	708	723
Income before income taxes4)	612	792	784	655	667
Net income attributable to controlling interest4)	376	586	558	443	468
Financial Position
Current assets excluding cash	2,670	2,598	2,269	2,259	2,607
Property, plant and equipment, net	1,690	1,609	1,329	1,265	1,390
Intangible assets (primarily goodwill)	1,423	1,440	1,430	1,445	1,661
Non-interest bearing liabilities	2,595	2,418	2,154	2,049	2,400
Capital employed5)	3,516	4,538	4,225	3,670	3,504
Net debt6, 8)	1,619	368	299	202	62
Total equity5)	1,897	4,169	3,926	3,468	3,442
Total assets	6,722	6,947	6,565	6,518	7,443
Long-term debt6)	1,609	1,311	1,313	1,499	1,521
Share data
Earnings per share (US$) – basic4)	4.32	6.70	6.33	5.03	5.08
Earnings per share (US$) – assuming dilution4)	4.31	6.68	6.32	5.02	5.06
Total parent shareholders’ equity per share (US$)5)	21.63	46.38	41.69	39.22	38.64
Cash dividends paid per share (US$)	2.46	2.38	2.30	2.22	2.12
Cash dividends declared per share (US$)	2.48	2.40	2.32	2.24	2.14
Share repurchases	—	157	—	104	616
Number of shares outstanding (million)2)	87.1	87.0	88.2	88.1	88.7
Ratios
Gross margin (%)	19.7	20.6	20.6	20.5	19.5
Operating margin (%)4)	7.9	10.6	10.5	9.3	7.8
Pretax margin (%)4)	7.1	9.7	9.9	8.6	7.2
Return on capital employed (%)7)	17	n/a	n/a	n/a	21
Return on total equity (%)4, 7)	13	n/a	n/a	n/a	12
Total equity ratio (%)5)	28	49	48	46	46
Net debt to capitalization (%)5, 6)	46	8	7	6	2
Days receivables outstanding	71	76	70	71	71
Days inventory outstanding	35	35	32	31	32
Other data
Airbag sales3)	5,699	5,342	5,256	5,036	5,019
Seatbelt sales	2,980	2,794	2,665	2,599	2,800
Capital expenditures, net	486	464	398	397	453
Net cash provided by operating activities1)	591	936	868	751	713
Net cash used in investing activities1)	(628)	(697)	(726)	(591)	(453)
Net cash (used in) provided by financing activities1)	(245)	(566)	(200)	(319)	226
Number of employees, December 31	57,700	56,700	55,800	51,300	50,800

1)	Including Discontinued Operations. This period has not been restated to reflect just continuing operations because it was not practicable to do so.
2)	At year end, excluding dilution and net of treasury shares.
3)	Including steering wheels, inflators and initiators.
4)	Including antitrust provision expense of $210 million.
5)	Impacted by the distribution of Veoneer on June 29, 2018 of approximately $2 billion recorded as a reduction of equity.
6)	The increase in debt is primarily driven by our capitalization of Veoneer of approximately $1 billion prior to the distribution to the shareholders.
7)	The Company has decided not to recalculate prior periods since the distribution of Veoneer had a significant impact on total equity and capital employed making the comparison less meaningful.
8)	See section Non-U.S. GAAP Performance Measures in item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Trends

The discussions and analysis in this section is focused on our continuing operations. For more information on our discontinued operations, see Note 3 to the Consolidated Financial Statements in this Annual Report.

Autoliv, Inc. (the “Company”) provides automotive safety systems to the automotive industry with a broad range of product offerings, primarily passive safety systems. In the three-year period ended December 31, 2018, a number of factors have influenced the Company’s results of operations. The most notable factors have been:

•	Growth in light vehicle production and safety content per vehicle
•	Continued strong order intake
•	Operational initiatives
•	Continued focus on operational excellence and quality
•	Changes in competitive environment

	20181)			20171)			20161)
YEARS ENDED DEC. 31 (DOLLARS IN MILLIONS, EXCEPT EPS)	Reported	change		Reported	change		Reported	change
Global light vehicle production (in thousands)	91,344		(1)%	92,128		2%	90,056	5%
Consolidated net sales	$8,678		7%	$8,137		3%	$7,922	4%
Operating income3)	686		(20)%	860		3%	831	17%
Operating margin, %3)	7.9	(2.7)	pp	10.6	0.1	pp	10.5	1.2	pp
Net income attributable to controlling interest from Continuing Operations3)	376		(36)%	586		5%	558	26%
Earnings per share Continuing Operations2, 3)	4.31		(35)%	6.68		6%	6.32	26%
Net cash provided by operating activities4)	591		(37)%	936		8%	868	16%
Return on capital employed, %5)	16.8	n/a	pp	n/a	n/a	pp	n/a	n/a	pp

1)

Reported figures impacted by costs for capacity alignments and antitrust related matters in 2016-2018, and by separation costs in 2018. See section Items affecting comparability and Notes 12 and 18 to the Consolidated Financial Statements included herein.

2)	Assuming dilution and net of treasury shares.
3)	Including antitrust provision expense of $210 million.
4)	Including Discontinued Operations
5)	The Company has decided not to recalculate prior periods since the distribution of Veoneer had a significant impact on capital employed making the comparison less meaningful.

GROWTH IN LIGHT VEHICLE PRODUCTION AND SAFETY CONTENT PER VEHICLE

The most important driver for Autoliv’s sales is the light vehicle production (LVP). During 2018 we experienced significant changes in LVP, especially in Europe impacted by the new emission testing WLTP and in China due to lower consumer demand for vehicles. As a result, full-year 2018 global LVP declined by 1%. This came after eight straight years of LVP growth. In 2017, the LVP grew by 2% and in 2016, the year-over-year growth in LVP was 5%.

Light Vehicle Production
		2018		2017		2016		Change '18 vs ´16
		(000´) units	% global	(000´) units	% global	(000´) units	% global	(000´) units	%
Americas		19,124	21%	19,185	21%	19,421	22%	(296)	(2)%
	North America	15,751	17%	15,920	17%	16,678	19%	(927)	(6)%
	South America	3,373	4%	3,265	4%	2,743	3%	630	23%
Europe		21,887	24%	22,180	24%	21,458	24%	429	2%
Asia		47,811	52%	48,233	52%	46,890	52%	921	2%
	China	25,696	28%	26,575	29%	25,952	29%	(256)	(1)%
	Japan	9,052	10%	9,021	10%	8,517	9%	535	6%
	South Korea	3,951	4%	4,023	4%	4,143	5%	(192)	(5)%
	India	4,712	5%	4,420	5%	4,136	5%	577	14%
	Other Asia	4,400	5%	4,194	5%	4,142	5%	258	6%
Other		2,522	3%	2,530	3%	2,287	3%	235	10%
Global Total		91,344	100%	92,128	100%	90,056	100%	1,288	1%

The main markets contributing to the global LVP growth during 2016 to 2018 were South America and India. Affected by political factors and microeconomics in the second half of 2018, Chinese LVP declined by 1% from 2016 to 2018.  In Europe, which is an important market for automotive safety systems, LVP increased by 2% or by approximately 0.4 million light vehicles during the same three-year period. In North America, LVP declined by 6% or 0.9 million light vehicles. Thanks to strong domestic demand and growing export to other countries, LVP in India increased by 14% during the three-year period to 4.7 million light vehicles in 2018.

Europe’s share of global LVP has remained unchanged at 24%, while North America has declined from 19% to 17% and China from 29% to 28% during the same three-year period.

Thanks to more stringent crash ratings, by institutes such as EuroNCAP; and increasing consumer demand for more safety in emerging markets, we see vehicle manufacturers installing more airbags and more advanced seatbelt systems in their vehicles. This generally happens when new models are introduced. The safety standards of vehicles are increasing in China, India and other growth markets such as Brazil, partially due to new regulations and crash test rating programs. For example, the Indian government has decided on a new traffic regulation that mandates more rigid crash test standards of light vehicles. This should eventually lead to a higher installation rate of airbags and more advanced seatbelts. Thanks to these positive worldwide trends, as well as currency translation effects, the average global safety content (airbags, seatbelts and steering wheels) per light vehicle (CPV) has increased from around $220 to around $225 during the period 2017-2018. This increase comes despite the fact that growth in global LVP is mostly in markets with lower average safety CPV such as South America and India, where the CPV is only approximately $170 and $80, respectively. In addition, there is a negative effect from continued pricing pressure from vehicle manufacturers.

These trends should enable the global automotive safety market to grow faster than the global LVP during the next three years.

WELL BALANCED GLOBAL FOOTPRINT

Autoliv’s regional sales mix continues to be balanced with 32% of sales in Europe, 31% in the Americas and 37% in Asia in 2018, compared to 32%, 32% and 36%, respectively, in 2017. In Asia, our sales in the important Chinese market represents 18% of total sales in 2018, despite of the first drop in LVP in the country in decades. Regardless of the short-term weakness in the Chinese market, we remain well positioned in this market, which is the world’s largest automotive producing market.

The balanced regional sales mix has been achieved through timely investments and strengthening of technical and support capabilities in growth markets and early introduction and execution of our restructuring and capacity alignment activities. To further improve our competitiveness, we have also made substantial investments to increase manufacturing capacity for vertical integration in China and Thailand.

For Asia as a whole, the effect of the higher sales in China, Japan and India was partly offset by declining sales in South Korea.

A fast-growing customer from 2016 to 2018 has been Honda. Their share of our sales has increased from close to 7% to 8% during the three-year period. The largest customer based in Asia is Hyundai/Kia, accounting for 8% of Autoliv sales. The local Chinese OEMs as a group accounted for around 4% of our sales in 2018, with Great Wall representing 2%.

Our sales to premium brand OEMs accounted for around 18% of total sales, while their share of global LVP is approximately 11%. Our strong position with premium OEMs reflects the higher safety content in their vehicles along with our position as a technology leader in the automotive safety market. Of the European OEMs, Daimler stands out, accounting for 6% of Autoliv’s total sales, representing more than two times their global LVP market share. This is a result of our strong position within advanced safety solutions in their vehicles.

The Detroit Three automobile manufacturers, Ford, Fiat Chrysler and GM, account for 8%, 8% and 4% of our total sales, respectively. Because Autoliv was on a new business hold with GM during 2011-2012 and PSA’s acquisition of GM’s European brand Opel, GM’s share of Autoliv total sales declined from 8% in 2016 to 4% in 2018. This has affected most regions not only Europe and North America.

CONTINUED STRONG ORDER INTAKE

Building on a strong base, including supplying our delivering products to approximately 1,300 vehicle models and 100 car brands, Autoliv recorded its highest order intake ever during the period 2016-2018, winning around 50% of available orders. Our share of order intake in the past three years is significantly above our sales market share of around 40% in 2018. Part of the high order intake is the consequence of major recalls by another airbag manufacturer. The most substantial increase in order intake was in 2015, where it increased by 80% compared to 2014, to $11.9 billion. Since 2016, order intake has continued to increase and reached in 2018 $15.5 billion in estimated life-time sales, an increase of 26% compared to 2016.

Due to the lead time from order to start of production, 2017 was the first year the increased level of order intake began to impact our sales. The sales growth has substantially accelerated during 2018, outgrowing LVP with close to 10% in the fourth quarter. During 2018, growth was positively affected through recent launches of several new models, including e.g. Dodge Ram 1500, Tesla Model 3 and Honda Accord. The lead time from order intake to start of production is typically 18-36 months. During this period the products are engineered into the vehicle to provide the expected protection for occupants in case of a crash and to meet legal and regulatory requirements, as well as other requirements from the vehicle manufacturer. This investment in new products is the main reason for the increase in RD&E expenses, net, between 2016 and 2018. Additionally, we have to build up production capacity, in the form of new lines and buildings, to meet future product launches.

OPERATIONAL INITIATIVES

Over the years we have seen an uneven capacity utilization in several of our plants, mainly in Europe. The costs for restructuring activities in 2018 amounted to $9 million compared to $23 million in 2017 and to $21 million in 2016

The current restructuring activities are expected to have a payback period of around 3 years, or more, after cash-out. The cash payments in 2018 were $14 million compared to $23 million in 2017 and $71 million in 2016. As of December 31, 2018, we have $33 million reserved in our balance sheet related to restructuring (see Note 12 to the Consolidated Financial Statements included herein).

Capital expenditures, net of $486 million in 2018, was $22 million and $88 million higher than in 2017 and 2016, respectively.  In relation to sales Capital expenditures, net was 5.6% in 2018 and 5.7% in 2017 and 5.0% in 2016. The level of Capital expenditures, net, supports our growth strategy and reflects the high order intake for the period 2016 to 2018.

IMPROVED EFFICIENCIES THROUGH OPERATIONAL EXCELLENCE

Pricing pressure is an inherent part of the automotive supplier business. Price reductions are generally higher on newer products with strong volume growth compared to older products, where both the possibilities to re-design the product to reduce costs and market growth are less. Price reductions also depend on the business cycle. For the period 2016-2018, we estimate the average reduction of our market prices to have been in the range of 2-4% annually. As described below, to meet these price reductions, we have implemented several programs and taken actions to address every item in our cost structure. Additionally, during the period 2016-2018, we have experienced raw material commodity costs increase of around $30 million.

Our productivity improvement target is to achieve at least 5% savings per year. To meet this target, Autoliv has developed a set of strategies to reduce costs in manufacturing:

•

Autoliv production system (APS) is based on lean manufacturing methodology which aims to continuously increase output with less resources. APS provides the target conditions and tools to achieve the delivery of goods and services at the right time, in the right amount, at the required quality and at the lowest cost possible to all our customers.

•

Our One Product One Process (1P1P) strategy focuses on product and process standardization and reducing cost and complexity. The 1P1P strategy, combined with initiatives to reduce costs for components from external suppliers, ensures that we continuously optimize our supply base footprint, consolidate purchase volumes to fewer suppliers, improve productivity in our supply chain, standardize components and redesign our products.

These strategies have enabled productivity improvements in Autoliv’s manufacturing of over 5% for four out of the five past years. It was only in 2018 that the target was not achieved because of elevated launch related costs.

To reduce labor costs while offsetting the price erosion on our products, we continuously implement productivity improvement programs, expand production in Best Cost Countries (BCCs) and institute restructuring and capacity alignment activities. The number of employees in the BCCs in relation to total headcount has increased slightly from 78% in 2016 to over 80% in 2018.

These initiatives, in combination with our restructuring activities, investment in vertical integration and several other actions, are in place to offset the market price erosion.

We foresee opportunities for further productivity on gains from increasing use of automation in our assembly for lean manufacturing processes. Additionally, automated cells typically perform the manufacturing process with reduced variability. This results in greater control and consistency of product quality.

FOCUS ON QUALITY INCREASING

The number of vehicle recalls in the automotive industry has risen sharply over the last few years. In 2015 and 2016, Takata’s airbag inflators recall generated a record number of recalls in the automotive industry. We expect overall recall numbers to remain high for years to come and, although we strive for the highest quality in our processes, it cannot be ruled out that we may also be adversely impacted by a future recall.

Quality has been and always will be our number one priority, and we continue to sharpen our focus in this area. We now command a market share of 40% in passive safety. At the same time, we have been involved in less than 2% of passive safety recalls in the industry in the past ten years; an important indicator that we are delivering on our quality strategy. For more information see product warranty and recalls in Note 13 to the Consolidated Financial Statements in this Annual Report.

CHANGES IN COMPETITIVE LANDSCAPE

During the period 2016 to 2018, we experienced significant changes in our competitive landscape. In 2015, TRW, a key competitor in passive safety, was acquired by German group ZF Friedrichshafen. Combined, the new company is the third-largest passive safety supplier globally. In 2016, Key Safety Systems (“KSS”) was acquired by Ningbo Joyson Electronic Corp. Beginning in 2014, Takata, our largest competitor, experienced severe issues and recalls related to malfunctioning airbag inflators, leading the company to file for bankruptcy protection in the U.S. and Japan. In 2018, Joyson substantially acquired all of Takata's global assets and operations and combined it with KSS, forming the new company JSS.

European Commission AntitruSt Investigation

Since 2011, Autoliv has been subject to an investigation of anti-competitive behavior among suppliers of occupant safety systems by the European Commission (EC). We now have reason to believe that the EC will seek to impose a fine of approximately 185 million Euros in connection with the remaining portion of the EC investigation. Therefore, the Company accrued $210 million in the fourth quarter of 2018. The Company believes that a fine could be issued during the first half of 2019, although this may be delayed.

CAPITAL STRUCTURE

The Company’s net debt was at $1,619 million on December 31, 2018. This was an increase by $1,250 million compared to December 31, 2017. The increase was mainly driven by the $972 million capitalization of Veoneer prior to the spin-off. Total interest bearing debt at December 31, 2018 amounted to $2,230 million, an increase by $899 million compared to December 31, 2017.

Cash flow from operations, including discontinued operations, was $591 million in 2018 and $936 million in 2017. Capital expenditures, net amounted to $555 million in 2018 and $570 million in 2017. During the two-year period 2017-2018 the Company paid dividends of $423 million and repurchased shares for $157 million. After the latest declared dividend of 62 cents per share, the annualized run rate is $216 million, based on number of shares outstanding at December 31, 2018.

It is the Company’s policy to maintain a financial leverage commensurate with a “strong investment grade credit rating” and our long-term target is to have a leverage ratio (see section Non-U.S. GAAP Performance Measures) of around 1.0 times and to be within the range of 0.5 times to 1.5 times. We monitor our capital structure and the financial markets closely and intend to maintain a high level of financial flexibility while being shareholder friendly.

As part of the adjustment of the capital structure the Company historically has repurchased shares of its common stock. During 2018, the Company did not repurchase any shares, during 2017, the Company repurchased 1.4 million shares for approximately $157 million, including commissions. At December 31, 2018, the remaining number of shares authorized by the board of directors for repurchase is approximately 3.0 million shares.

CURRENCY IMPACTS

The Company is exposed to around 50 currency pairs, with exposures in excess of $1 million each. We are monitoring our currency exposure but do not hedge currency flows. Rather we strive to have sales and costs in the same currency to reduce the transaction exposure risk. The total net transaction exposure in 2018 was approximately $2.4 billion or 28% of sales. Approximately three quarters of our sales are denominated in other currencies than U.S. dollars, which is leading to currency translation effects.

Outlook for 2019

Mainly based on our customer call-offs and a light vehicle production outlook that is slightly below the IHS estimate, the indication for organic sales growth for the full year 2019 is around 5%. Currency translations are expected to have a combined negative effect of around 1%, resulting in a consolidated sales increase of around 4%. The indication for adjusted operating margin for the full year 2019 is around 10.5%.

The projected tax rate, excluding unusual items, for the full year 2019, is expected to be around 28%, and is subject to change due to nonrecurring events that may occur.

The projected operating cash flow for the full year 2019, excluding any unusual items, is expected to be higher than for Continuing Operations full year 2018 of around $810 million. The projected capital expenditures as percent of sales, net, for the full year 2019 is expected to be lower than for Continuing Operations full year 2018 of around 5.6%.

The projected R,D&E, net, as percent of sales, for the full year 2019 is expected to be lower than for Continuing Operations full year 2018 of around 4.8%. The projected leverage ratio is expected to be well within our target range of 0.5x to 1.5x at the end of 2019.

The forward-looking non-U.S. GAAP financial measures above are provided on a non-U.S. GAAP basis. Autoliv has not provided a U.S. GAAP reconciliation of these measures because items that impact these measures, such as costs related to capacity alignments and antitrust matters cannot be reasonably predicted or determined. As a result, such reconciliation is not available without unreasonable efforts and Autoliv is unable to determine the probable significance of the unavailable information.

Significant Legal Matters

The Company is subject to ongoing antitrust investigations by governmental authorities in several jurisdictions as well as related civil litigation. For further discussion of these antitrust matters and other legal proceedings see Item 3. Legal Proceedings and Note 18 Contingent Liabilities to the Consolidated Financial Statements in this Annual Report.

Year Ended December 31, 2018 Versus 2017

Sales by Product

				Components Of Change In Net Sales
	2018 Sales (MUSD)	2017 Sales (MUSD)	Reported change	Currency effects1)	Organic
Airbags products and Other2)	$5,698	$5,343	6.7%	1.8%	4.9%
Seatbelt products2)	2,980	2,794	6.7%	2.2%	4.5%
Total	$8,678	$8,137	6.7%	1.9%	4.8%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.

Consolidated net sales increased by 6.7% compared to full year 2017 with an organic growth (see section Non-U.S. GAAP Performance Measures) of 4.8% and positive currency translation effects of 1.9%.

Airbag sales grew organically (see section Non-U.S. GAAP Performance Measures) by 4.9%, mainly driven by steering wheels in North America, Europe and China and from inflatable curtains in North America, partly offset by organic sales decline of inflatable curtains in Europe.

Seatbelt sales grew organically (see section Non-U.S. GAAP Performance Measures) by 4.5%, mainly driven by growth in North America, India and China, partly offset by declines in Europe.

Sales by Region

				Components Of Change In Net Sales
	2018 Sales (MUSD)	2017 Sales (MUSD)	Reported change	Currency effects1)	Organic
Asia	$3,195	$2,998	6.6%	1.9%	4.7%
Whereof: China	1,522	1,421	7.1%	2.2%	4.9%
Japan	828	787	5.2%	1.6%	3.6%
Rest of Asia	845	790	6.9%	1.3%	5.6%
Americas	2,735	2,435	12.3%	(1.0)%	13.3%
Europe	2,748	2,704	1.7%	4.5%	(2.8)%
Global	$8,678	$8,137	6.7%	1.9%	4.8%

1)	Effects from currency translations.

For the full year 2018, Autoliv’s sales grew organically (see section Non-U.S. GAAP Performance Measures) by 4.8% compared to full year 2017, almost 6pp more than LVP growth according to IHS. The largest contributors to the organic growth were North America, China and India, partly offset by Europe and South Korea.

The organic sales increase (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in China of 4.9% was driven by both domestic and global OEMs. Sales growth to domestic OEMs was mainly with Geely, including Lynk & Co, and Great Wall while growth with the global OEMs was mainly with VW, Honda and Nissan.

Organic sales growth (see section Non-U.S. GAAP Performance Measures) of 3.6% from Autoliv’s companies in Japan was mainly derived from sales to Subaru and Mitsubishi as well as inflator replacement sales.

Organic sales growth (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in the Rest of Asia of 5.6% was driven by strong sales development in India, which grew organically by 26%, mainly from sales to Suzuki, Honda, Tata and Hyundai/Kia. Sales in South Korea decreased, driven mainly by lower sales to Hyundai/Kia.

The organic growth (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in Americas was 13.3%. North America grew organically by 13.1% mainly due to new model launches with FCA, Honda, Nissan, Tesla and VW, partly offset by lower sales to Daimler, GM and Ford. Overall growth was driven by all main product groups. Sales in South America grew organically by 18.2%, mainly due to increased sales to FCA and VW.

The 2.8% organic sales decline (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in Europe was mainly driven by Renault, FCA, BMW, JLR, PSA and Ford, partly offset by strong performance with premium brands such as Daimler and Volvo.

	Years ended December 31
(Dollars in millions, except per share data)	2018	2017	Change
Net Sales	$8,678	$8,137	6.7%
Gross profit	1,711	1,680	1.9%
% of sales	19.7%	20.6%	(0.9	)pp
S,G&A	(390)	(407)	(4.0)%
% of sales	(4.5)%	(5.0)%	(0.5	)pp
R,D&E net	(413)	(371)	11.3%
% of sales	(4.8)%	(4.6)%	0.2	pp
Other income (expense), net	(211)	(32)	565.9%
% of sales	(2.4)%	(0.4)%	2.0	pp
Operating income	686	860	(20.2)%
% of sales	7.9%	10.6%	(2.7	)pp
Interest expense, net	(59)	(54)	9.3%
Income before taxes	612	792	(22.7)%
Tax rate	38.4%	25.8%	12.6	pp
Income attributable to controlling interest from Continuing Operations	376	586	(35.9)%
Earnings per share Continuing Operations, diluted1, 2)	4.31	6.68	(35.5)%

1)	Assuming dilution and net of treasury shares.
2)	Participating share awards with right to receive dividend equivalents are (under the two class method) excluded from the EPS calculation.

GROSS PROFIT

The gross profit for the full year 2018 increased by $32 million, compared to the prior year, as a result of higher sales partly offset by a lower gross margin. The gross margin decreased by 0.9pp compared to full year 2017, mainly due to adverse impact from launch related costs, raw material costs and currency changes which more than offset the operating leverage on the increased sales.

OPERATING INCOME

Operating income decreased by $174 million to $686 million. The reported operating margin was 7.9% of sales, compared to 10.6% of sales in the prior year. The decrease of 2.7pp of sales was mainly due to higher costs for antitrust related matters, compared to, reported as Other income (expense), net, lower gross margin and higher R,D&E, net costs.

Selling, General and Administrative (S,G&A) expenses decreased by $16 million or 0.5pp of sales driven by transition service agreement income, lower bonus accruals and lower legal costs. Research, Development & Engineering (R,D&E) expenses, net as percent of sales was 4.8% compared to 4.6% in the same period the prior year mainly as a result of the significant increase in product launches during the first half of 2018 and continued strong order intake.

INTEREST EXPENSE, NET

Interest expense, net in full year 2018 was $59 million. The increase of $5 million compared to $54 million in full year 2017 is related to interest expenses after issuing the 500 million Eurobond in June 2018 partly offset by less USPP debt. Interest income was close to $7 million in full year 2018, $0.5 million lower compared to full year 2017 due to lower cash balances.

INCOME TAXES

The effective tax rate in 2018 was 38.4% compared to 25.8% in 2017. The tax rate for 2018 excluding discrete tax items was 29.1% compared to 24.8% in 2017. The tax rate for 2018 was impacted by several items, including additional tax cost recorded related to the U.S. transition tax and the impact of the antitrust accrual, which is not deductible for tax purposes. The tax rate for 2017 was impacted by the reversal of the valuation allowance for certain deferred tax assets and the estimate of the negative impact of the U.S. tax reform (specifically the deemed repatriation of non-U.S. earnings and the revaluation of U.S. deferred tax assets to the new lower U.S. tax rate). See Note 6 to the Consolidated Financial Statements included herein.

NET INCOME AND EARNINGS PER SHARE

Net income attributable to controlling interest from Continuing Operations decreased year on year primarily driven by the antitrust accrual as noted above. Earnings per share (EPS) from Continuing Operations assuming dilution decreased by 35.5% to $4.31 compared to $6.68 for the same period one year ago. The main items affecting EPS negatively were 208 cents from higher costs primarily relating to antitrust related matters and 42 cents from higher underlying tax rate. The main offsetting effects were 15 cents from discrete tax items.

The weighted average number of shares outstanding assuming dilution was 87.3 million compared to 87.7 million for full year of 2017.

Year Ended December 31, 2017 Versus 2016

Sales by Product

				Components Of Change In Net Sales
	2017 (Sales MUSD)	2016 (Sales MUSD)	Reported change	Currency effects1)	Organic
Airbags products and Other2)	$5,343	$5,257	1.6%	0.3%	1.3%
Seatbelt products2)	2,794	2,665	4.8%	0.8%	4.0%
Total	$8,137	$7,922	2.7%	0.5%	2.2%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.

Consolidated sales increased by 2.7% to $8,137 million. Excluding positive currency translation effects, the organic sales growth (see section Non-U.S. GAAP Performance Measures) was 2.2%, in line with global light vehicle production despite negative impact from lower inflator sales.

Airbag sales had solid organic growth (see section Non-U.S. GAAP Performance Measures) for the full year in Asia, especially in India, Japan and China. South America grew strongly while Europe and South Korea showed more modest organic growth. North American sales declined organically.

Seatbelt sales grew organically (see section Non-U.S. GAAP Performance Measures) for the full year in all regions except in North America and South Korea, with Europe and Japan as the largest growth drivers.

Inflator replacement sales affected the segment’s organic sales growth (see section Non-U.S. GAAP Performance Measures) for the full year negatively by around 0.4pp.

Sales by Region

				Components Of Change In Net Sales
	2017 Sales (MUSD)	2016 Sales (MUSD)	Reported change	Currency effects1)	Organic
Asia	$2,998	$2,831	5.9%	(0.9)%	6.8%
Whereof: China	1,421	1,385	2.6%	(1.6)%	4.2%
Japan	787	719	9.5%	(3.3)%	12.8%
Rest of Asia	790	727	8.8%	3.0%	5.8%
Americas	2,435	2,547	(4.4)%	0.1%	(4.5)%
Europe	2,704	2,544	6.3%	2.5%	3.8%
Global	$8,137	$7,922	2.7%	0.5%	2.2%

1)	Effects from currency translations.

For the full year 2017, Autoliv’ sales grew organically (see section Non-U.S. GAAP Performance Measures) by 2.2% compared to full year 2016, in line with global LVP growth according to IHS. The largest contributors to the organic growth were Europe, Japan, and China, partly offset by North America and South Korea.

The organic sales increase (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in China was mainly driven by the global OEMs, primarily Renault/Nissan and Daimler, partly offset by Hyundai/Kia. Organic sales to the domestic OEMs also increased, with increases to models from Geely and Great Wall, partly offset by decreases to models from Haima. Inflator replacement sales contributed positively to organic sales growth.

Organic sales growth (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in Japan was driven by Toyota, Renault/Nissan and Mitsubishi. Offsetting effects are mainly from decreasing inflator replacement sales.

Organic sales growth (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in the Rest of Asia was driven by strong sales development in India, mainly to Suzuki and Hyundai/Kia. Sales in South Korea decreased, driven by Ssangyong and GM.

Sales from Autoliv’s companies in Americas declined organically (see section Non-U.S. GAAP Performance Measures) by 4.5%. North America declined by 6.0% organically, driven primarily by GM due to unfavorable platform shifts and declining LVP. Inflator replacement sales had a 0.7pp negative impact on organic growth in North America. South America grew organically by about 45%.

The 3.8% organic sales growth (see section Non-U.S. GAAP Performance Measures) from Autoliv’s companies in Europe was mainly driven by Volvo, Toyota and VW. Offsetting effects were mainly from Opel.

	Years ended December 31
(Dollars in millions, except per share data)	2017	2016	Change
Net Sales	$8,137	$7,922	2.7%
Gross profit	1,680	1,628	3.2%
% of sales	20.6%	20.6%	0.0	pp
S,G&A	(407)	(394)	3.3%
% of sales	(5.0)%	(5.0)%	0.0	pp
R,D&E net	(371)	(357)	3.9%
% of sales	(4.6)%	(4.5)%	0.1	pp
Other income (expense), net	(32)	(35)	(8.6)%
% of sales	(0.4)%	(0.4)%	(0.0	)pp
Operating income	860	831	3.5%
% of sales	10.6%	10.5%	0.1%
Interest expense, net	(54)	(58)	(6.9)%
Income before taxes	792	784	1.0%
Tax rate	25.8%	28.6%	(2.8	)pp
Net income attributable to controlling interest from Continuing Operations	586	558	5.0%
Earnings per share Continuing Operations, diluted1, 2)	6.68	6.32	5.7%

1)	Assuming dilution and net of treasury shares.
2)	Participating share awards with right to receive dividend equivalents are (under the two class method) excluded from the EPS calculation.

GROSS PROFIT

The gross profit for the full year 2017 increased by $52 million, compared to the prior year, as a result of higher sales. The gross margin was basically unchanged compared to 2016, as improved operational performance and higher organic sales (see section Non-U.S. GAAP Performance Measures), were offset by costs related to investments for capacity and growth, as well as negative impact from raw material prices.

OPERATING INCOME

Operating income increased by around $29 million to $860 million and the operating margin increased slightly by 0.1pp to 10.6% compared to prior year. In 2017, the operating margin was negatively affected by the ongoing capacity alignments ($22 million), settlements of antitrust related matters ($18 million), higher RD&E, net, ($14 million) to support growth.

Selling, General and Administrative (S,G&A) expenses increased by $13 million compared to the prior year, but remained flat as a percentage of net sales. Research, Development & Engineering (R,D&E) expenses, net increased by $14 million compared to the prior year to support growth from prior year’s order intake.

INTEREST EXPENSE, NET

Interest expense, net decreased by $4 million to $54 million compared to 2016. The decrease relates to maturity of $105 million USPP in November 2017, and higher interest income on centrally held USD cash in 2017 compared to 2016.

INCOME TAXES

The effective tax rate in 2017 was 25.8% compared to 28.6% in 2016. The tax rate for 2017 excluding discrete tax items was 24.8% compared to 28.0% in 2016. The tax rate for 2017 was impacted by several items including, reversal of the valuation allowance for certain deferred tax assets, reasonable estimate of the negative impact of U.S. tax reform (specifically the deemed repatriation of non-US earnings and the revaluation of U.S. deferred tax assets to the new lower U.S. tax rate) compared to the 2016 tax rate.

NET INCOME AND EARNINGS PER SHARE

Net income from continuing operations attributable to controlling interest was $586 million, an increase of $28 million from 2016. Earnings per share (EPS) assuming dilution increased by 36 cents, or by 6%, to $6.68 compared to prior year. The main positive items affecting EPS were lower number of shares, lower tax and higher operating income.

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

The following tabular reconciliation presents changes in “organic sales growth” as reconciled to the change in total U.S. GAAP net sales.

COMPONENTS IN SALES INCREASE/DECREASE (DOLLARS IN MILLIONS)

	China		Japan		RoA1)		Americas		Europe		Total
2018 VS. 2017%		$	%	$	%	$	%	$	%	$	%	$
Reported change	7.1	$101.0	5.2	$40.9	6.9	$54.9	12.3	$299.9	1.7	$44.7	6.7	$541.4
Currency effects2)	2.2	30.9	1.6	12.8	1.3	10.9	(1.0)	(24.2)	4.5	119.9	1.9	150.3
Organic change	4.9	70.1	3.6	28.1	5.6	44.0	13.3	324.1	(2.8)	(75.2)	4.8	391.1

	China		Japan		RoA1)		Americas		Europe		Total
2017 VS. 2016%		$	%	$	%	$	%	$	%	$	%	$
Reported change	2.6	$35.8	9.5	$68.4	8.8	$63.7	(4.4)	$(112.8)	6.3	$160.1	2.7	$215.2
Currency effects2)	(1.6)	(22.1)	(3.3)	(23.9)	3.0	21.6	0.1	1.3	2.5	63.4	0.5	40.3
Organic change	4.2	57.9	12.8	92.3	5.8	42.1	(4.5)	(114.1)	3.8	96.7	2.2	174.9

1)	Rest of Asia.
2)	Effects from currency translations.

RECONCILIATION OF U.S. GAAP MEASURE TO “OPERATING WORKING CAPITAL” (DOLLARS IN MILLIONS)

DECEMBER 31	2018	2017
Total current assets Continuing Operations	$3,285.4	$3,557.5
Total current liabilities Continuing Operations	(2,865.5)	(2,086.4)
Working capital	419.9	1,471.1
Cash and cash equivalents	(615.8)	(959.5)
Short-term debt	620.7	19.7
Derivative (asset) and liability, current	(0.8)	(2.1)
Dividends payable	54.0	52.2
Operating working capital	$478.0	$581.4

RECONCILIATION OF U.S. GAAP MEASURE TO “NET DEBT” (DOLLARS IN MILLIONS)

DECEMBER 31	2018	2017
Short-term debt	$620.7	$19.7
Long-term debt	1,609.0	1,310.7
Total debt	2,229.7	1,330.4
Cash and cash equivalents	(615.8)	(959.5)
Debt issuance cost/Debt-related derivatives, net	4.9	(2.5)
Net debt	$1,618.8	$368.4

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

ADJUSTED OPERATING MARGIN AND ADJUSTED EPS

Adjusted operating margin and adjusted EPS are non-GAAP measures our management uses to evaluate our business, because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that are non-operational or non-recurring in nature (such as costs related to capacity alignments, costs related to antitrust matters, separation costs, impairment charges and for EPS unusual tax items) and that we do not believe are indicative of our core operating performance and underlying business trends. Adjusted operating margin and adjusted EPS should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, including operating margin and EPS.

ITEMS AFFECTING COMPARABILITY
	2018			2017			2016
(DOLLARS IN MILLIONS, EXCEPT EPS)	Reported (U.S. GAAP)	Adjust- ments1)	Non- U.S. GAAP	Reported (U.S. GAAP)	Adjust- ments1)	Non- U.S. GAAP	Reported (U.S. GAAP)	Adjust- ments1)	Non- U.S. GAAP
Operating income	$686	$222	$908	$860	$40	$900	$831	$35	$866
Operating margin, %	7.9	2.6	10.5	10.6	0.5	11.1	10.5	0.4	10.9
Income before taxes from Continuing Operations	$612	$222	$834	$792	$40	$832	$784	$35	$819
Net income attributable to controlling interest from Continuing Operations	$376	$220	$596	$586	$39	$625	$558	$27	$585
Capital employed	$3,516	$220	$3,736	$4,538	$39	$4,577	$4,225	$27	$4,252
Return on capital employed, % 2, 6)	16.8	5.2	22.0	n/a	n/a	n/a	n/a	n/a	n/a
Return on total equity, % 3, 6)	13.0	7.3	20.3	n/a	n/a	n/a	n/a	n/a	n/a
Earnings per share Continuing Operations, diluted 4, 5)	$4.31	$2.52	$6.83	$6.68	$0.44	$7.12	$6.32	$0.31	$6.63
Total parent shareholders' equity per share	$21.63	$2.52	$24.15	$46.38	$0.44	$46.82	$41.69	$0.31	$42.00

1)	Adjustments for capacity alignments and antitrust matters during 2016-2018 and separation of our business segments during 2018. See table below for a disaggregation of these costs.
2)	Operating income and income from equity method investments Continuing Operations, relative to average capital employed.
3)	Income from Continuing Operations relative to average total equity.
4)	Assuming dilution and net of treasury shares.
5)	Participating share awards with right to receive dividend equivalents are (under the two-class method) excluded from the EPS calculation.
6)	The Company has decided not to recalculate prior periods since the distribution of Veoneer had a significant impact on capital employed making the comparison less meaningful.

Items included in Non-GAAP adjustments
	Full Year 2018		Full Year 2017		Full Year 2016
	Adjustment Millions	Adjustment Per share	Adjustment Millions	Adjustment Per share	Adjustment Millions	Adjustment Per share
Capacity alignment	$5	$0.05	$22	$0.24	$21	$0.24
Antitrust related matters	212	2.43	18	0.21	14	0.16
Separation costs	5	0.06	-	-	-	-
Total adjustments to operating income	$222	$2.54	$40	$0.45	$35	$0.40
Tax on non-U.S. GAAP adjustments1)	(2)	(0.02)	(1)	(0.01)	(8)	(0.09)
Total adjustments to Income from Continuing operations	$220	$2.52	$39	$0.44	$27	$0.31

Weighted average number of shares outstanding - diluted		87.3		87.7		88.4
Return on capital employed2, 3, 6)	$222		n/a		n/a
Adjustment Return on Capital employed, %	5.2%		n/a		n/a

Return on total equity4, 5, 6)	$220		n/a		n/a
Adjustment Return on Total equity, %	7.3%		n/a		n/a

1)	The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).
2)	After adjustment for annualized non-U.S. GAAP EBIT adjustment.
3)	Operating income and income from equity method investments Continuing Operations, relative to average capital employed.
4)	Income from Continuing Operations relative to average total equity.
5)	After adjustment for annualized non-U.S. GAAP Net income adjustment.
6)	The Company has decided not to recalculate prior periods since the distribution of Veoneer had significant impact on capital employed making the comparison less meaningful.

QUARTERLY 2018 RECONCILIATION OF ADJUSTED “OPERATING MARGIN” AND ADJUSTED “EPS”

	First quarter 2018			Second quarter 2018			Third quarter 2018			Fourth quarter 2018
	Reported U.S. GAAP	Adjust- ments1)	Non- U.S. GAAP	Reported U.S. GAAP	Adjust- ments1)	Non- U.S. GAAP	Reported U.S. GAAP	Adjust- ments1)	Non- U.S. GAAP	Reported U.S. GAAP	Adjust- ments1)	Non- U.S. GAAP
Operating margin, %	10.9	0.0	10.9	10.4	0.0	10.4	9.5	0.0	9.5	1.0	9.9	10.9
EPS Continuing operations, diluted2,3)	$1.82	$0.01	$1.83	$2.20	$0.02	$2.22	$1.34	$0.01	$1.35	$(1.06)	$2.48	$1.42

1)	Adjustments for capacity alignments and antitrust matters and separation of our business segments.
2)	Assuming dilution and net of treasury shares.
3)	Participating share awards with right to receive dividend equivalents are (under the two class method) excluded from the EPS calculation.

Liquidity, Capital Resources and Financial Position

	Years ended December 31
(DOLLARS IN MILLIONS)	2018	2017	2016
Net cash provided by operating activities	$591	$936	$868
Net cash used in investing activities	(628)	(697)	(726)
Net cash used in financing activities	(245)	(566)	(200)
Effect of exchange rate changes on cash and cash equivalents	(62)	60	(49)
Decrease in cash and cash equivalents	(344)	(267)	(107)
Cash and cash equivalents at beginning of year	960	1,227	1,334
Cash and cash equivalents at end of year	$616	$960	$1,227

NET CASH PROVIDED BY OPERATING ACTIVITIES

Cash flow from operations, together with available financial resources and credit facilities, are expected to be sufficient to fund Autoliv’s anticipated working capital requirements, capital expenditures and future dividend payments. Cash flow items are presented on a consolidated basis including both Continuing and Discontinued Operations.

Cash provided by operating activities was $591 million in 2018 compared to $936 million in 2017 and $868 million in 2016. The decrease compared to previous year was primarily related to costs related to the separation of our business segments and changes in operating assets and liabilities due to increased sales. We estimate that for 2018 $806 millions of the $591 million was attributable to Continuing Operations compared to $870 million of the $936 million for 2017 and $822 million of the $868 million in 2016.

While management of cash and debt is important to the overall business, it is not part of the operational management’s day-to-day responsibilities. We therefore focus on operationally derived working capital (see section Non-U.S. GAAP Performance Measures) and have set a policy that the operating working capital should not exceed 10% of the last 12-month net sales.

At December 31, 2018, operating working capital for Continuing Operations (see section Non-U.S. GAAP Performance Measures) amounted to $478 million corresponding to 5.5% of net sales compared to $581 million and 7.1%, respectively, at December 31, 2017, and compared to $488 million and 6.2%, respectively, at December 31, 2016.

Days receivables outstanding (see Glossary and Definitions for definition) were 71 at December 31, 2018, compared to 76 in 2017 and 70 in 2016. Factoring agreements did not have any material effect on days receivables outstanding for 2018, 2017 or 2016.

Days inventory outstanding (see Glossary and Definitions for definition) were 35 at December 31, 2018, compared to 35 in 2017 and 32 in 2016.

NET CASH USED IN INVESTING ACTIVITIES

In 2018, 2017 and 2016 cash used in investing activities in both Continuing and Discontinued operations amounted to $628 million, $697 million and $726 million, respectively.

For 2018 $486 million of the $628 million was attributable to Continuing Operations compared to $465 million of the $697 million in 2017 and $399 million of the $726 million in 2016. Our investing activities primarily consists of investments in property, plant and equipment and acquisition of businesses, net of cash. For further information, see Note 3 to the Consolidated Financial Statements included herein.

CAPITAL EXPENDITURES

Cash generated by operating activities continued to sufficiently cover capital expenditures for property, plant and equipment.

Capital expenditures, gross from in Continuing Operations was $488 million in 2018, $470 million in 2017 and $404 million in 2016, corresponding to 5.6%, 5.8%, and 5.1% of net sales, respectively.

Depreciation and amortization in Continuing Operations totaled $342 million in 2018 compared to $307 million in 2017 and $280 million in 2016.

The projected capital expenditures as percent of sales, net, for the full year 2019 is expected to be lower than for full year 2018 of 5.6%.

During the years 2016 through 2018, investments in production capacity to support further growth and vertical integration continued. Major investments were mainly made in Europe, North America and China.

In 2018, expansion of facilities in Europe was commenced for manufacturing of seatbelts and airbags to meet increased demand. In North America the higher investments were mainly related to production equipment and buildings to increase capacity for new program launches. In addition, in China, large investments were made to increase manufacturing capacity for airbag and seatbelt products.

NET CASH USED IN FINANCING ACTIVITIES

Cash used in financing activities amounted to $245 million, $566 million and $200 million for the years 2018, 2017 and 2016, respectively. In 2018 the net issuance of debt amounted to $938 million, in 2017 net repayment of debt amounted to $209 million, and in 2016 net repayment of debt amounted to $3 million. In 2018, the Company paid dividends of $214 million, compared with dividends paid of $209 million in 2017 and $203 million in 2016. In 2017 the Company repurchased common shares amounting to $157 million.  In 2018, the Company capitalized Veoneer with $972 million prior to spin-off.

INCOME TAXES

The Company has reserves for taxes that may become payable in future periods as a result of tax audits. At any given time, the Company is undergoing tax audits covering multiple years in several tax jurisdictions. Ultimate outcomes are uncertain but could, in future periods, have a significant impact on the Company’s cash flows. See discussions of income taxes under Significant Accounting Policies in this section, Note 2 and Note 6 to the Consolidated Financial Statements included herein.

PENSION ARRANGEMENTS

The Company has defined benefit pension plans covering nearly half of the U.S. employees. In a prior year, the Company froze participation in the U.S. plans to exclude employees hired after December 31, 2003. Many of the Company’s non-U.S. employees are also covered by pension arrangements.

At December 31, 2018, the Company’s pension liability (i.e. the actual funded status) for its U.S. and non-U.S. plans was $198 million compared to $207 million one year earlier. The plans had a net unamortized actuarial loss of $82 million recorded in Accumulated Other Comprehensive (Loss) Income in the Consolidated Statement of Equity at December 31, 2018, compared to $92 million at December 31, 2017. The decrease in the actuarial loss was mainly due to increase in the discount rate for the U.S. plans. The amortization of this loss is expected to be $2 million in 2019.

The liability decrease in 2018 of $9 million was mainly due to the increase in discount rates, partly offset by lower than expected plan assets return. The liability decrease in 2017 of $12 million was mainly due to the curtailment impact of the plan freeze in the U.S., partly offset by a decrease in the discount rate for many of the plans and foreign currency translation effects of the non-U.S. plans.

Pension expense associated with the defined benefit plans was $20 million in 2018, $29 million in 2017 and $24 million in 2016 and is expected to be $26 million in 2019. The decrease in pension expense in 2018 of $9 million was mainly due to lower amortization of the unrecognized losses resulting from the amendment of the U.S. defined benefit plan. The increase in pension expense in 2017 of $5 million was mainly due to a prior year decrease in discount rates.

The Company contributed $16 million to its defined benefit plans in 2018, $13 million in 2017 and $13 million in 2016. The Company expects to contribute $14 million to these plans in 2019 and is currently projecting a yearly funding at approximately the same level in the subsequent years.

For further information about retirement plans see Note 20 to the Consolidated Financial Statements included herein.

SHAREHOLDER RETURNS

Total cash dividends paid were $214 million in 2018, $209 million in 2017 and $203 million in 2016. The Company has raised the dividend from 54 cents per share in 2015 to 62 cents per share in 2018 (see following table). The Board of Directors has declared a dividend of 62 cents per share for the first quarter and 62 cents per share for the second quarter of 2019. The annualized dividend amount of $216 million, is based on 62 cents per share and the number of shares outstanding at December 31, 2018.

The Company did not repurchase any shares during 2018. During the second quarter of 2017, the Company repurchased 1.4 million shares for cash of $157 million, including commissions. There were no share repurchases in 2016. In total, Autoliv has repurchased 44.5 million shares between May 2000 and December 2018 for cash of $2,498 million, including commissions. The maximum number of shares that are available to be purchased under the stock repurchase program at December 31, 2018 is 3.0 million. There is no expiration date for the share repurchase authorization in order to provide management flexibility in the Company’s share repurchases. For further information see Note 15 to the Consolidated Financial Statements included herein.

DIVIDENDS PAID	2015	2016	2017	2018	2019
1st Quarter	$0.54	$0.56	$0.58	$0.60	$0.62	1)
2nd Quarter	0.56	0.58	0.60	0.62	0.62	1)
3rd Quarter	0.56	0.58	0.60	0.62
4th Quarter	0.56	0.58	0.60	0.62

1)	Declared.

EQUITY

During 2018, total equity decreased by 54.5% or $2,273 million to $1,897 million. This was mainly due to $2,123 million related to the spin-off of Venoeer, $217 million in dividends and $150 million currency translation effects. The decrease was partly offset by $184 million from net income.

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

IMPACT OF INFLATION AND RAW MATERIAL PRICES

Inflation has generally not had a significant impact on the Company’s financial position or results of operations. In many growth markets, inflation is relatively high, especially labor inflation. We have managed to offset this negative effect mainly by labor productivity improvements. However, no assurance can be given that this will continue to be possible going forward.

The Company has experienced headwind in raw material prices since 2017.

PERSONNEL

During the past three years, total headcount (permanent employees and temporary personnel) has risen by 11% from the beginning of 2016 to 66,764 at the end of 2018. This reflects the rebound in the cyclical automotive business as well as the combined effect of long-term growth of global LVP, strong demand for safer vehicles, technology development and Autoliv’s market share gains, which all drive the need for additional manufacturing and R,D&E personnel.

During 2018, headcount increased by 2,214 people, compared to 1,035 people during 2017. During 2016, headcount increased by 3,507 people. No acquisitions during the periods have affected the number of employees.

At the end of 2018, 80% of total headcount was in BCC compared to 78% at the beginning of 2017. Furthermore, 71% of total headcount at December 31, 2018 was direct workers in manufacturing compared to 75% at the beginning of 2016, while 14% of total headcount at December 31, 2018 were temporary employees, compared to 15% at the beginning of 2016.

Compensation to directors and executive officers is reported, as is customary for U.S. public companies, in Autoliv’s proxy statement, which will be available to shareholders in March 2019.

Treasury Activities

CREDIT ARRANGEMENTS

In June 2018, the Company priced and issued 5-year notes for a total of €500 million in the Eurobond market. The notes carry a coupon of 0.75%

In July 2016, the Company refinanced its existing revolving credit facility (RCF) of $1,100 million. The facility, syndicated among 14 banks, originally maturing in July 2021 with two extension options, each for an additional year. The extension options have been used by the Company and the maturity date for the facility has been extended to July 2023. The Company pays a commitment fee on the undrawn amount of 0.08%, representing 35% of the applicable margin, which is 0.225% (given the Company’s rating of “A-” from S&P Global Ratings at December 31, 2018)). Borrowings under the facility are unsecured and bear interest based on the relevant LIBOR or IBOR rate.

At December 31, 2018, the Company’s unutilized long-term credit facilities were $1.1 billion, represented by the RCF. This facility is not subject to any financial covenants nor is any other substantial financing of Autoliv. The Company had a net debt position (see section Non-U.S. GAAP Performance Measures) at year end 2018 and 2017 of $1,619 million and $368 million, respectively.

In 2014, the Company issued and sold $1.25 billion of long-term debt securities in a U.S. Private Placement pursuant to a Note Purchase and Guaranty Agreement dated April 23, 2014, by and among Autoliv ASP Inc., the Company and the purchasers listed therein. See Note 12 to the Consolidated Financial Statements included herein for additional information.

During 2018 and 2017, the Company sold receivables and discounted notes related to selected customers. These factoring arrangements increase cash while reducing accounts receivable and customer risks. At December 31, 2018, the Company had received $193 million for sold receivables without recourse and discounted notes with a discount of $6 million during the year, compared to $134 million at year end 2017 with a discount of $3 million recorded in Other non-operating items, net.

Autoliv has a long-term credit rating from Standard and Poor’s of A- which is in line with the Company’s objective of maintaining a strong investment grade rating.

NUMBER OF SHARES

At December 31, 2018, 87.1 million shares were outstanding (net of 15.7 million treasury shares), a 0.2% increase from 87.0 million one year earlier.

The number of shares outstanding is expected to increase by 0.4 million when all Restricted Stock Units (RSU) and Performance Shares (PSs) vest and if all stock options (SOs) to key employees are exercised, see Note 17 to the Consolidated Financial Statements included herein.

In total, Autoliv has repurchased 44.5 million shares under its stock repurchase program between May 2000 and December 2017 for cash of $2,498 million, including commissions. The average cost per share for all repurchased shares to date is $56.13. Purchases can be made from time to time as market and business conditions warrant in open market, negotiated or block transactions. There is no expiration date for the repurchase program in order to provide management flexibility in the Company’s share repurchases. No stock repurchases were made in 2018.

Contractual Obligations and Commitments

AGGREGATE CONTRACTUAL OBLIGATIONS1)	Payments due by Period
(DOLLARS IN MILLIONS)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$2,235	$621	$275	$573	$767
Fixed-interest obligations	285	50	87	72	75
Operating lease obligations	186	42	65	46	33
Pension contribution requirements2)	14	14	-	-	-
Other non-current liabilities reflected on the balance sheet	8	-	-	-	8
Total	$2,728	$727	$427	$691	$883

1)	Excludes contingent liabilities arising from litigation, arbitration, regulatory actions or income taxes.
2)	Expected contributions for funded and unfunded defined benefit plans exclude payments beyond 2019.

Contractual obligations include debt, lease and purchase obligations that are enforceable and legally binding on the Company. Non-controlling interest and restructuring obligations are not included in this table. The major employee obligations as a result of restructuring are disclosed in Note 12 to Consolidated Financial Statements included herein.

Debt obligations: For material contractual provisions, see Note 14 to the Consolidated Financial Statements included herein.

Fixed-interest obligations: These obligations include interest on debt and credit agreements relating to periods after December 31, 2018, excluding fees on the revolving credit facility and interest on debts with no defined amortization plan.

Operating lease obligations: The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and data processing and other equipment. Such operating leases, some of which are non-cancelable and include renewals, expire on various dates. See Note 19 to the Consolidated Financial Statements included herein.

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

In 2019, the expected contribution to all plans, including direct payments to retirees, is $14 million, of which the major contribution is $7 million for our U.S. pension plans. Due to volatility associated with future changes in interest rates and plan asset returns, the Company cannot predict with reasonable reliability the timing and amounts of future funding requirements, and therefore the above excludes payments beyond 2019. We may elect to make contributions in excess of the minimum funding requirements for the U.S. plans in response to investment performance and changes in interest rates, or when we believe that it is financially advantageous to do so and based on other capital requirements.

Excluded from the above are expected contributions of $0.4 million due in 2019 with respect to our other post-employment benefit (OPEB) plans, which represent the expected benefit payments to participants as costs are incurred. See Note 20 to the Consolidated Financial Statements included herein.

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

Global LVP is an indicator of the Company’s sales development. Ultimately, however, sales are determined by the production levels for the individual vehicle models for which Autoliv is a supplier (see Dependence on Customers). The Company’s sales are split over several hundred contracts covering approximately 1,300 vehicle models, this moderates the effect of changes in vehicle demand of individual countries and regions as well as production issues. The risk of fluctuating sales has also been mitigated by Autoliv’s rapid expansion in Asia and other growth markets, which has reduced the Company’s former high dependence on sales in Europe to a diversified mix with Europe, the Americas and Asia each accounting for roughly 30% to 40% of our 2018 total sales.

It is the Company’s strategy to reduce the risk of fluctuating LVP by using a high number of temporary employees instead of permanent employees in direct production. During 2018, 2017 and 2016, the level of temporary employees in relation to total headcount in direct production was 17%, 15% and 15% respectively. To reduce the potential impact of unusual fluctuations in the production of vehicle models supplied by the Company, such as during the financial crisis of 2008 and 2009, it is also necessary for the Company to be prepared to quickly adapt the level of permanent employees as well as fixed cost production capacity.

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

COMPONENT COSTS

Changes in component costs and raw material prices could have a major impact on our margins, since the cost of direct materials was approximately 50% of sales in 2018.

The main raw materials the Company requires for its operations are textiles, plastic, steel and non-ferrous metals. Worsening headwinds on raw materials in 2018 were primarily caused by additional import tariffs imposed by the United States on steel and aluminum products, other tariffs and escalating trade conflicts impacting raw material markets and creating uncertainty.

We take several actions to mitigate higher raw material prices, such as competitive sourcing and looking for alternative materials. However, should these actions not be sufficient to offset component price increases, our earnings could be materially impacted.

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

The Company is currently subject to an ongoing antitrust investigation by the European Commission, as well as civil litigation alleging anti-competitive conduct related to antitrust investigations concluded in various other jurisdictions. Regulatory actions and government investigations, such as these antitrust matters, may seek to impose significant fines and or limit the Company’s operations.  It is difficult for the Company to predict the possibility that such proceedings are initiated, and their ultimate outcome and duration. The EC previously concluded a discrete portion of its investigation in November 2017 and imposed a fine on the Company. In December 2018, we accrued $210 million based on our belief that the EC will seek to impose a fine in connection with the remaining portion of the EC’s investigation.

A substantial legal liability or adverse regulatory outcome and the substantial cost to defend the litigation or regulatory proceedings may have an adverse effect on the Company’s business, operating results, financial condition, cash flows and reputation.

No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and consolidated financial position or that reserves or insurance will mitigate such impact. See Note 18 to the Consolidated Financial Statements included herein and Item 3 – Legal Proceedings.

PRODUCT WARRANTY AND RECALLS

If our products are alleged to fail to perform as expected or are defective, the Company may be exposed to various claims for damages and compensation. Such claims may result in costs and other losses to the Company even where the relevant product is eventually found to have functioned properly. If a product (actually or allegedly) fails to perform as expected or is defective, we may face warranty and recall claims. If such actual or alleged failure or defect results, or is alleged to result, in bodily injury and/or property damage, we may also face product liability and other claims. The Company may experience material warranty, recall, product or other liability claims or losses in the future, and the Company may incur significant cost to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. Government safety regulators also have policies and practices with respect to recalls. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis. Any one or more quality, warranty or other recall issue(s), including the ones affecting few units and/or having a small financial impact, may cause a vehicle manufacturer to implement measures which may have a severe impact on the Company’s operations, such as a temporary or prolonged suspension of new orders or the Company’s ability to bid for new business.

In addition, over time, there is a risk that the number of vehicles affected by a failure or defect will increase significantly (as would the Company’s costs), since our products often use global designs and are increasingly based on or utilize the same or similar parts, components or solutions.

Although quality has always been a central focus in the automotive industry, especially for safety products, our customers and regulators have become increasingly attentive to quality with even less tolerance for any deviations, which has resulted in an increase in the number of automotive recalls. This trend is likely to continue as automobile manufacturers introduce even stricter quality requirements and regulating agencies and other authorities increase the level of scrutiny given to vehicle safety issues. A warranty recall or a product liability claim brought against the Company in excess of the Company’s insurance may have a material adverse effect on its business and/or financial results. Vehicle manufacturers are also increasingly requiring their external suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the product supplied did not perform as represented. Additionally, a customer may not allow us to bid for expiring or new business until certain remedial steps have been taken. Accordingly, the future costs of warranty claims by the Company’s customers may be material.

The Company’s warranty reserves are based upon management’s best estimates of amounts necessary to settle future and existing claims. Management regularly evaluates the appropriateness of these reserves and adjusts them when we believe it is appropriate to do so. However, the final amounts determined to be due could differ materially from the Company’s recorded estimates. We believe our established reserves are adequate to cover potential warranty settlements typically seen in our business.

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

TRADE

Autoliv is subject to various international trade regulations and regimes and changes in these regimes could lead to increased compliance costs and costs of raw materials and other components. In addition, political conditions leading to trade conflicts and the imposition of tariffs or other trade barriers between countries in which we do business could increase our costs of doing business.

Strategic Risks

REGULATIONS

In addition to vehicle production, the Company’s market is driven by the safety content per vehicle, which is affected by new regulations and new vehicle rating programs, in addition to consumer demand for new safety technologies.

The most important regulations are the seatbelt installation laws that exist in all vehicle-producing countries. Many countries also have strict enforcement laws on the wearing of seatbelts. Another significant vehicle safety regulation is the U.S. federal law that, since 1997, requires frontal airbags for both the driver and the front-seat passenger in all new vehicles sold in the U.S. In 2007, the U.S. adopted new regulations for side-impact protection which now have been fully phased-in. China introduced a vehicle rating program in 2006, and Latin America introduced a similar program in 2010 followed by ASEAN NCAP in Southeast Asia in 2011. The United States upgraded its vehicle rating program in 2010 and Europe upgraded the Euro NCAP rating system during 2018. Euro NCAP has already initiated the next upgrade, which will be fully implemented by 2025. Japan and South Korea are continuously upgrading their respective vehicle rating programs, JCAP and KNCAP respectively. There are also other plans for improved automotive safety, both in these countries and many other countries that could affect the Company’s market.

However, there can be no assurance that changes in regulations will not adversely affect the demand for the Company’s products or, at least, result in a slower increase in the demand for them.

DEPENDENCE ON CUSTOMERS

In 2018, the five largest vehicle manufacturers accounted for 49% of global LVP and the ten largest manufacturers for 74%.

As a result of this highly consolidated market, the Company is dependent on a relatively small number of customers with strong purchasing power.

In 2018, the Company’s five largest customers accounted for 50% of revenues and the ten largest customers for 79% of revenues. For a list of the largest customers, see Note 22 to the Consolidated Financial Statements included herein.

Our largest customer contract accounted for around 2% of sales in 2018. Although business with every major customer is split into at least several contracts (usually one contract per vehicle platform) and although the customer base has become more balanced and diversified as a result of Autoliv’s significant expansion in China and other rapidly-growing markets, the loss of all business from a major customer (whether by a cancellation of existing contracts or not awarding Autoliv new business), the consolidation of one or more major customers or a bankruptcy of a major customer could have a material adverse effect on the Company. In addition, a quality issue, shortcomings in our service to a customer or uncompetitive prices or products could result in the customer not awarding us new business, which will gradually have a negative impact on our sales when current contracts start to expire.

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

DEPENDENCE ON SUPPLIERS

Autoliv, at each stage of production, relies on internal or external suppliers in order to meet its delivery commitments. In some cases, suppliers are dictated by the customers based on very specific qualification requirements. In other situations, the Company is dependent on a single supplier for a specific component. Supply chain management works to review and mitigate these risks in the supply base.

There is a natural risk that disruptions in the supply chain could lead to the Company not being able to meet its delivery commitments and, as a consequence, could lead to additional costs. The Company’s strategy is to reduce these supplier risks by seeking to maintain an optimal number of suppliers in all significant component technologies, by standardization and by developing alternative suppliers around the world. However, for various reasons including costs involved in maintaining alternative suppliers, this is not always possible.

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

PATENTS AND PROPRIETARY TECHNOLOGY

The Company’s strategy is to protect its innovations with patents, and to vigorously protect and defend its patents, trademarks and know-how against infringement and unauthorized use. At the end of 2018, the Company held close to 6,050 patents. These patents expire on various dates during the period from 2019 to 2038. The expiration of any single patent is not expected to have a material adverse effect on the Company’s financial results.

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

Financial Risks

The Company is exposed to financial risks through its operations. To reduce the financial risks and to take advantage of economies of scale, the Company has a central treasury department supporting operations and management. The treasury department handles external financial transactions and functions as the Company’s in-house bank for its subsidiaries.

The Board of Directors monitors compliance with the financial risk policy on an on-going basis. For information about specific financial risks, see Item 7A – Quantitative and Qualitative Disclosures about Market Risk.

Significant Accounting Policies and Critical Accounting Estimates

NEW ACCOUNTING STANDARDS

The Company has considered all applicable recently issued accounting standards. The Company has summarized in Note 2 to the Consolidated Financial Statements each of the recently issued accounting standards and stated the impact or whether management is continuing to assess the impact. See Note 2 to the Consolidated Financial Statements included herein for additional information.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included herein. Senior management has discussed the development and selection of critical accounting estimates and disclosures with the Audit Committee of the Board of Directors. The application of accounting policies necessarily requires judgments and the use of estimates by a Company’s management. Actual results could differ from these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, and management’s evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The Company considers an accounting estimate to be critical if:

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

The Company has summarized its critical accounting policies requiring judgment below. These might change over time based on the current facts and circumstances.

REVENUE RECOGNITION

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

In addition, from time to time, Autoliv may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments unless the payment concession can be clearly linked to the future business award. If the payments are capitalized, the amounts are amortized to revenue as the related goods are transferred.

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

GOODWILL

The Company performs an annual impairment review of goodwill in the fourth quarter of each year following the Company’s annual forecasting process. Management used a qualitative assessment approach for 2018 goodwill impairment testing purposes. When evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity shall assess relevant events and circumstances. Examples of such events and circumstances include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance etc.  Management has used the following approach:

1.	Determine the starting point
2.	Identify the most relevant drivers of fair value
3.	Identify events and circumstances
4.	Weight the identified factors

The Company had significant head room from its latest fair value assessment performed in 2017, which determined the starting point.  The most relevant drivers of fair value for the Company is the expected future cash flows and the discount rate used. Considering the nature of the Company’s business with long production cycles and our strong credit rating as well as industry factors, management concluded that goodwill was not impaired.

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

DEFINED BENEFIT PENSION PLANS

The Company has defined benefit pension plans in eleven countries. The most significant plans exist in the U.S. These plans represent approximately 60% of the Company’s total pension benefit obligation. See Note 20 to the Consolidated Financial Statements included herein.

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual pension expense. For the U.S. plans, the assumptions used for calculating the 2018 pension expense were a discount rate of 3.55%, expected rate of increase in compensation levels of 2.65%, and an expected long-term rate of return on plan assets of 7.08%.

The assumptions used in calculating the U.S. benefit obligations disclosed as of December 31, 2018 were a discount rate of 4.35% and an expected age-based rate of increase in compensation levels of 2.65%. The discount rate for the U.S. plans has been set based on the rates of return of high-quality fixed-income investments currently available at the measurement date and are expected to be available during the period the benefits will be paid. The expected rate of increase in compensation levels and long-term return on plan assets are determined based on a number of factors and must take into account long-term expectations and reflect the financial environment in the respective local markets. At December 31, 2018, 38% of the U.S. plan assets were invested in equities, which is in line with the target of 40%.

The table below illustrates the sensitivity of the U.S. net periodic benefit cost and projected U.S. benefit obligation to a 1pp change in the discount rate, decrease in return on plan assets and increase in compensation levels for the U.S. plans (in millions). The use of actuarial assumptions is an area of management’s estimate.

		2018 net	2018 projected
		periodic benefit	benefit obligation
Assumption		cost increase	increase
(in millions)	Change	(decrease)	(decrease)
Discount rate	1pp increase	$(3)	$(51)
Discount rate	1pp decrease	$7	$65
Compensation levels	1pp increase	$0	$3
Return on plan assets	1pp decrease	$3	n/a

INCOME TAXES

Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Many of these uncertainties arise as a consequence of intercompany transactions.

Although the Company believes that its tax return positions are supportable, no assurance can be given that the final outcome of these matters will not be materially different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material effect on the income tax provisions or benefits in the periods in which such determinations are made. The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including reducing the U.S. federal corporate income tax rate from 35% to 21% for years beginning after December 31, 2017, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and created new taxes on certain foreign sourced earnings. See also the discussion of the Tax Act and the determinations of valuation allowances on our deferred tax assets in Note 6 Income Taxes.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See also Note 2 to the Consolidated Financial Statements of this Annual Report included with this Form 10-K for information about how these risks are quantified.

CURRENCY RISKS

1. Transaction Exposure and Revaluation effects

Transaction exposure arises because the cost of a product originates in one currency and the product is sold in another currency. Revaluation effects come from valuation of assets denominated in other currencies than the reporting currency of each unit.

The Company’s gross transaction exposure for 2018 was approximately $2.9 billion. A part of the currency flows had counter-flows in the same currency pair, which reduced the net exposure to approximately $2.4 billion. The four largest net exposures are U.S. dollars (sell) against the Mexican Peso, Romanian Lei (buy) against the Euro, U.S. dollars (buy) against Korean Won, Turkish Lira (buy) against the Euro. Together these currencies accounted for approximately 39% of the Company’s net currency transaction exposure.

Since the Company can only effectively hedge these currency flows in the short term, periodic hedging would only reduce the impact of fluctuations temporarily. Over time, periodic hedging would postpone but not reduce the impact of fluctuations. In addition, the net exposure is limited to only around one quarter of net sales and is made up of around 50 different currency pairs with exposures more than of $1 million each. Autoliv generally does not hedge these flows.

2. Translation Exposure in the Income Statement and Balance Sheet

Another effect of exchange rate fluctuations arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars. Outside the U.S., the Company’s most significant currency is the Euro. We estimate that 29% of the Company’s net sales will be denominated in Euro or other European currencies during 2018, while approximately a quarter of net sales is estimated to be denominated in U.S. dollars.

The Company estimates that a 1% increase in the value of the U.S. dollar versus European currencies will decrease reported U.S. dollar annual net sales in 2019 by $27 million or by 0.3% while operating income for 2019 will decline by approximately 0.3% or by about $3 million, assuming reported corporate average margin.

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

INTEREST RATE RISK

Interest rate risk refers to the risk that interest rate changes will affect the Company’s borrowing costs. Autoliv’s interest rate risk policy states that the average interest rate fixing period should be minimum 1 year and maximum 5 years.

At December 31, 2018, the average interest rate fixing period for the Company’s outstanding debt was 4.0 years.

Given the Company’s current capital structure, we estimate that a one-percentage point interest rate increase would reduce net interest expense by approximately $3 million, both in 2019 and 2020. This is based on the capital structure at the end of 2018 when the gross fixed-rate debt was $1,883 million while the Company had a net debt position of $1,619 million (see section Non-U.S. GAAP Performance Measures). Thus, a change in the interest rate environment would not have a notable impact on the Company’s interest expense. As of December 31, 2018, the Company had $616 million in cash and cash equivalents of which the majority were subject to a floating interest rate. Taking the cash and cash equivalents of $616 million (which is primarily subject to floating interest rates) minus the portion of debt carrying floating interest rates, we estimated that a one-percentage point interest rate increase would increase interest income and thereby reduce net interest expense by approximately $3 million, both in 2019 and 2020.

Fixed interest rate debt is achieved both by issuing fixed rate notes and through interest rate swaps. The most notable debt carrying fixed interest rates is the $1.3 billion U.S. private placement notes issued in 2014 and in June 2018, the Company issued EUR 500 million of 5-year notes in the Eurobond market, see Note 14 to the Consolidated Financial Statements included herein.

FINANCING RISK

Financing risk refers to the risk that it will be difficult and/or expensive to finance new or existing debt to meet the financing needs of the Autoliv Group.

The management of the financing risk ensures access to funding in a cost-efficient way by diversification of funding sources and debt maturities.

Autoliv has diversified its long-term funding sources by issuing notes in the USPP and Eurobond markets, and by signing a long-term credit agreement with 14 banks. The Company also has established programs for short-term issuance of commercial papers in the Swedish and US markets and short-term credit agreements, e.g. bank overdrafts and money market loans.

To ensure diversification of debt maturities no more than 20% of the Autoliv Group’s total debt may mature the next 12 months, unless such maturities (in excess of 20%) are covered by unutilized committed credit facilities with maturity in excess of 12 months. Per December 31, 2018, 28% corresponding to $621 million of the Autoliv Group’s total debt had maturity less than 12 months. This amount was fully covered by unutilized committed credit facilities with maturity in excess of 12 months.

CAPITAL STRUCTURE AND CREDIT RATING

The overall objective relating to Autoliv’s target capital structure and credit rating is to provide the Company with sufficient flexibility to manage the inherent risks and cyclicality in Autoliv’s business and allow the Company to realize strategic opportunities and fund growth initiatives while creating shareholder value.

Autoliv is committed to maintain a “strong investment grade credit rating”. As of December 31, 2018 the Company had a long-term credit rating from S&P Global Ratings (“S&P”) of A-.

The amount of interest-bearing debt held impacts the future financial flexibility as well as the credit rating. Management uses the non-U.S. GAAP measure “Leverage Ratio” to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. Autoliv’s long-term target for the leverage ratio (sum of net debt plus pension liabilities divided by EBITDA) is 1.0x with the aim to operate within the range of 0.5x to 1.5x. At December 31, 2018, the leverage ratio (non-U.S. GAAP measure, see calculation table below) was 1.5x. For details and calculation of leverage ratio, refer to the table below.

CALCULATION OF LEVERAGE RATIO (DOLLARS IN MILLIONS)

	December 31 2018	December 31 2017
Net debt1)	$1,618.8	$368.4
Pension liabilities	198.2	206.8
Debt per the Policy	1,817.0	575.2

Net income2)	183.7	303.0
Less; Net Loss, Discontinued Operations2)	193.8	285.0
Net income, Continuing Operations2)	377.5	588.0
Income taxes2)	234.9	204.4
Interest expense, net2, 3)	59.2	53.7
Depreciation and amortization of intangibles2)	342.0	307.0
Antitrust related matters2)	212.0	18.0
EBITDA per the Policy	$1,225.6	$1,171.1
Leverage ratio	1.5	0.5

1)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents (non-U.S. GAAP measure).
2)	Latest 12 months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.

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

To further reduce credit risk, deposits and financial instruments can only be entered into with core banks up to a calculated risk amount of $150 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. In addition, deposits can be made in U.S. and Swedish government short- term notes and certain AAA rated money market funds as approved by the Company’s Board of Directors. At year-end 2018, the Company held $1 million in AAA rated money market funds.

IMPAIRMENT RISK

Impairment risk refers to the risk that the Company will write down a material amount of its goodwill of close to $1.4 billion as of December 31, 2018. This risk is assessed, at least, annually in the fourth quarter each year when the Company performs its impairment testing.

In 2018, a qualitative method has been used for determining whether there is any impairment risk. Both historical data and forecasts have been used to assess the impairment risk.

It has been concluded that presently the Company is not “at risk” of failing the goodwill impairment test. However, there can be no assurance that goodwill will not be impaired due to future significant declines in LVP, due to our technologies or products becoming obsolete or for any other reason. We could also acquire companies where goodwill could turn out to be less resilient to deteriorations in external conditions. See also discussion under Goodwill and Intangible Assets in Note 2 and Note 11 to the Consolidated Financial Statements included herein.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2018 and 2017 and the Consolidated Statements of Net Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2018, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included below.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Autoliv, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autoliv, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of net income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/ s / Ernst & Young AB
We have served as the Company´s auditor since 1984. Stockholm, Sweden
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Autoliv, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autoliv, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autoliv, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Autoliv, Inc. as of December 31, 2018 and 2017, the related consolidated statements of net income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/ s / Ernst & Young AB

Stockholm, Sweden
February 21, 2019

Consolidated Statements of Net Income

		Years ended December 31
(DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)		2018	2017	2016
Net sales	Note 22	$8,678.2	$8,136.8	$7,921.6
Cost of sales		(6,966.9)	(6,457.1)	(6,293.6)
Gross profit		1,711.3	1,679.7	1,628.0
Selling, general and administrative expenses		(390.3)	(406.6)	(394.4)
Research, development and engineering expenses, net		(412.6)	(370.6)	(357.3)
Amortization of intangibles	Note 11	(11.3)	(11.2)	(10.5)
Other income (expense), net	Notes 12, 18	(211.1)	(31.7)	(34.8)
Operating income		686.0	859.6	831.0
Income from equity method investments	Note 9	3.6	1.7	2.6
Interest income		6.9	7.4	4.5
Interest expense	Note 14	(66.1)	(61.1)	(62.2)
Other non-operating items, net		(18.0)	(15.2)	8.3
Income from continuing operations before income taxes		612.4	792.4	784.2
Income tax expense	Note 6	(234.9)	(204.4)	(224.3)
Income from continuing operations		377.5	588.0	559.9
(Loss) income from discontinued operations, net of income taxes	Note 3	(193.8)	(285.0)	1.7
Net income		183.7	303.0	561.6
Less: Net income from continuing operations attributable to non-controlling interest		1.6	2.0	1.5
Less: Net loss from discontinued operations attributable to non-controlling interest		(8.3)	(126.1)	(7.0)
Net income attributable to controlling interest		$190.4	$427.1	$567.1

Amounts attributable to controlling interest:
Net income from continuing operations		$375.9	$586.0	$558.4
Net (Loss) income from discontinued operations		(185.5)	(158.9)	8.7
Net income attributable to controlling interest		$190.4	$427.1	$567.1

Earnings per share continuing operations - basic1)		$4.32	$6.70	$6.33
(Loss) earnings per share discontinuing operations - basic1)		(2.13)	(1.82)	0.10
Basic earnings per share		$2.19	$4.88	$6.43

Earnings per share continuing operations - diluted 1)		$4.31	$6.68	$6.32
(Loss) earnings per share discontinuing operations - diluted 1)		$(2.13)	$(1.81)	$0.10
Diluted earnings per share		$2.18	$4.87	$6.42

Weighted average number of shares outstanding, net of treasury shares (in millions)		87.1	87.5	88.2
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)		87.3	87.7	88.4

Cash dividend per share - declared		$2.48	$2.40	$2.32
Cash dividend per share - paid		$2.46	$2.38	$2.30

See Notes to Consolidated Financial Statements.

1)	Participating share awards with the right to receive dividend equivalents are (under the two class method) excluded from the earnings per share calculation (see Note 23 in this Annual Report).

Consolidated Statements of Comprehensive Income

	Years ended December 31
(DOLLARS IN MILLIONS)	2018	2017	2016
Net income	$183.7	$303.0	$561.6
Other comprehensive (loss) income before tax:
Change in cumulative translation adjustments	(150.2)	272.1	(156.3)
Net change in cash flow hedges	0.9	(8.9)	7.9
Net change in unrealized components of defined benefit plans	14.2	31.9	(24.6)
Other comprehensive (loss) income, before tax	(135.1)	295.1	(173.0)
Tax effect allocated to other comprehensive (loss) income	(4.1)	(7.8)	7.6
Other comprehensive (loss) income, net of tax	(139.2)	287.3	(165.4)
Comprehensive income	44.5	590.3	396.2
Less: Comprehensive loss attributable to non-controlling interest	(7.4)	(114.8)	(13.9)
Comprehensive income attributable to controlling interest	$51.9	$705.1	$410.1

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

		At December 31
(DOLLARS AND SHARES IN MILLIONS)		2018	2017
Assets
Cash and cash equivalents		$615.8	$959.5
Receivables, net	Note 7	1,652.1	1,696.7
Inventories, net	Note 8	757.9	704.3
Income tax receivables		34.1	41.2
Prepaid expenses		208.6	153.0
Other current assets		1.9	2.8
Related party receivables	Note 21	15.0	—
Current assets, discontinued operations	Note 3	—	647.2
Total current assets		3,285.4	4,204.7
Property, plant and equipment, net	Note 10	1,690.1	1,608.9
Investments and other non-current assets	Note 9	323.5	341.0
Goodwill	Note 11	1,389.9	1,397.0
Intangible assets, net	Note 11	32.7	42.6
Non-current assets, discontinued operations	Note 3	—	955.7
Total assets		$6,721.6	$8,549.9
Liabilities and equity
Short-term debt	Note 14	$620.7	$19.7
Accounts payable		978.3	957.3
Accrued expenses	Notes 12, 13	935.4	829.5
Income tax payable		64.9	81.9
Other current liabilities		202.5	198.0
Related party liabilities	Note 21	63.7	—
Current liabilities, discontinued operations	Note 3	—	568.2
Total current liabilities		2,865.5	2,654.6
Long-term debt	Note 14	1,609.0	1,310.7
Pension liability	Note 20	198.2	206.8
Other non-current liabilities		152.1	144.3
Non-current liabilities, discontinued operations	Note 3	—	64.1
Total non-current liabilities		1,959.3	1,725.9
Commitments and contingencies	Notes 18, 19
Common stock1)		102.8	102.8
Additional paid-in capital		1,329.3	1,329.3
Retained earnings		2,041.8	4,079.2
Accumulated other comprehensive loss	Note 15	(423.2)	(287.5)
Treasury stock (15.7 and 15.8 shares, respectively)		(1,167.0)	(1,188.7)
Total controlling interest’s equity		1,883.7	4,035.1
Non-controlling interest		13.1	134.3
Total equity		1,896.8	4,169.4
Total liabilities and equity		$6,721.6	$8,549.9

1)	Number of shares: 350 million authorized, 102.8 million issued for both years, and 87.1 and 87.0 million outstanding, net of treasury shares, for 2018 and 2017, respectively.

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

		Years ended December 31
(DOLLARS IN MILLIONS)		2018	2017	2016
Operating activities
Net income continuing operations		$377.5	$588.0	$559.9
Net income discontinued operations		(193.8)	(285.0)	1.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		397.1	425.8	383.0
Legal provision		210.0	—	—
Goodwill, impairment charge		—	234.2	—
Deferred income taxes		3.0	(47.2)	(24.8)
Loss from equity method investments, net of dividends		31.9	38.1	1.0
Net change in:
Receivables and other assets, gross		(48.4)	(102.2)	(292.3)
Inventories, gross		(123.9)	(21.0)	(72.6)
Accounts payable and accrued expenses		(37.8)	112.3	271.2
Income taxes		(19.2)	10.6	15.9
Other, net		(5.8)	(17.7)	25.4
Net cash provided by operating activities		590.6	935.9	868.4
Investing activities
Expenditures for property, plant and equipment		(560.0)	(580.1)	(506.8)
Proceeds from sale of property, plant and equipment		5.2	10.5	8.2
Acquisition of intangible assets		—	—	(1.1)
Acquisition of businesses and interest in affiliates, net of cash acquired		(72.0)	(125.3)	(226.3)
Net proceeds from divestitures		—	1.4	—
Other		(0.9)	(3.8)	—
Net cash used in investing activities		(627.7)	(697.3)	(726.0)
Financing activities
Net decrease in short-term debt		355.4	(208.6)	(2.7)
Issuance of long-term debt, net of discount		582.2	—	—
Debt issuance costs		(2.6)	—	—
Dividends paid to non-controlling interest		(2.1)	(0.1)	(1.7)
Dividends paid		(214.3)	(208.7)	(202.8)
Shares repurchased		—	(157.0)	—
Common stock options exercised	Note 17	8.2	7.9	5.9
Capital contribution to Veoneer		(971.8)	—	—
Other, net		—	0.3	1.1
Net cash used in financing activities		(245.0)	(566.2)	(200.2)
Effect of exchange rate changes on cash and cash equivalents		(61.6)	60.4	(49.0)
Decrease in cash and cash equivalents		(343.7)	(267.2)	(106.8)
Cash and cash equivalents at beginning of year		959.5	1,226.7	1,333.5
Cash and cash equivalents at end of year		$615.8	$959.5	$1,226.7

See Notes to Consolidated Financial Statements.

Consolidated Statements of Total Equity

					Accumulated
			Additional		other com-		Total parent	Non-
(DOLLARS AND SHARES	Number of	Common	paid in	Retained	prehensive	Treasury	shareholders’	controlling	Total
IN MILLIONS)	shares	stock	capital	earnings	(loss) income	stock	equity	interest	equity1)
Balance at December 31, 2015	102.8	$102.8	$1,329.3	$3,499.4	$(408.5)	$(1,067.4)	$3,455.6	$12.5	$3,468.1
Comprehensive Income:
Comprehensive Income
Net income				567.1			567.1	(5.5)	561.6
Net change in cash flow hedges					7.9		7.9		7.9
Foreign currency translation					(147.7)		(147.7)	(8.6)	(156.3)
Pension liability					(17.2)		(17.2)	0.2	(17.0)
Total Comprehensive Income							410.1	(13.9)	396.2
Stock-based compensation						16.2	16.2		16.2
Cash dividends declared				(204.7)			(204.7)		(204.7)
Dividends paid to non-controlling interest on subsidiary shares								(1.7)	(1.7)
Investment in subsidiary by non-controlling interest								252.3	252.3
Balance at December 31, 2016	102.8	$102.8	$1,329.3	$3,861.8	$(565.5)	$(1,051.2)	$3,677.2	$249.2	$3,926.4
Comprehensive Income:
Net income				427.1			427.1	(124.1)	303.0
Net change in cash flow hedges					(8.9)		(8.9)		(8.9)
Foreign currency translation					263.0		263.0	9.1	272.1
Pension liability					23.9		23.9	0.2	24.1
Total Comprehensive Income							705.1	(114.8)	590.3
Stock-based compensation						19.5	19.5		19.5
Cash dividends declared				(209.7)			(209.7)		(209.7)
Dividends paid to non-controlling interest on subsidiary shares								(0.1)	(0.1)
Repurchased shares						(157.0)	(157.0)		(157.0)
Balance at December 31, 2017	102.8	$102.8	$1,329.3	$4,079.2	$(287.5)	$(1,188.7)	$4,035.1	$134.3	$4,169.4
Comprehensive Income:
Net income				190.4			190.4	(6.7)	183.7
Net change in cash flow hedges					0.9		0.9		0.9
Foreign currency translation					(149.5)		(149.5)	(0.7)	(150.2)
Pension liability					10.1		10.1		10.1
Adjustment due to adoption of ASU 2018-02				10.2	(10.2)		0.0		0.0
Total Comprehensive Income							51.9	(7.4)	44.5
Stock-based compensation						21.7	21.7		21.7
Cash dividends declared				(216.7)			(216.7)		(216.7)
Dividends paid to non-controlling interest on subsidiary shares								(2.2)	(2.2)
Adjustment due to adoption of ASU 2014-09				3.3			3.3		3.3
Distribution of Veoneer				(2,024.3)	13.0		(2,011.3)	(111.6)	(2,122.9)
Other				(0.3)			(0.3)		(0.3)
Balance at December 31, 2018	102.8	$102.8	$1,329.3	$2,041.8	$(423.2)	$(1,167.0)	$1,883.7	$13.1	$1,896.8

1)	See Note 15 for further details – includes tax effects where applicable.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1. Basis of Presentation

NATURE OF OPERATIONS

Through its operating subsidiaries, Autoliv is a supplier of automotive safety systems with a broad range of product offerings, including modules and components for passenger and driver airbags, side airbags, curtain airbags, seatbelts and steering wheels. Autoliv is also a supplier of anti-whiplash systems, pedestrian protection systems and child seats.

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

DISCONTINUED OPERATIONS

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

In accordance with U.S. GAAP, the financial position and results of operations of the Electronics business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The cash flows and comprehensive income related to the Electronics business have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all periods presented. With the exception of Note 3, the Notes to the Consolidated Financial Statements reflect the continuing operations of Autoliv. See Note 3 - Discontinued Operations below for additional information regarding discontinued operations.

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

Certain amounts in prior year’s consolidated financial statements and related footnotes thereto have been reclassified, unless otherwise noted, to conform with the current year presentation as a result of the spin-off of Veoneer.

SEGMENT REPORTING

Upon completion of the spin-off at June 30, 2018, Autoliv concluded that it has one reportable segment, based on the way the Company currently evaluates its financial performance and manages its operations. The Company will re-evaluate the one reportable segment as the operating model evolves, including the management structure. Prior to the completion of the spin-off, the Company had two reportable segments, Electronics and Passive Safety. The Company’s Passive Safety reportable segment includes the Company’s airbag and seatbelt products and components. For more information on our segment, see Note 22.

2. Summary of Significant Accounting Policies

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. The accounting estimates that require management’s most significant judgments include the estimation of variable consideration for our contracts with customers, valuation of stock based payments, assessment of recoverability of goodwill and intangible assets, estimation of pension benefit obligations based on actuarial assumptions, estimation of accruals for warranty and product liabilities, restructuring charges, uncertain tax positions, valuation allowances and legal proceedings. Actual results could differ from those estimates.

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

In addition, from time to time, Autoliv may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments unless the payment concession can be clearly linked to the future business. If the payments are capitalized, the amounts are amortized to revenue as the related goods are transferred.

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

Nature of goods and services

The following is a description of principal activities from which the Company generates its revenue. The Company has after the spin-off of its Electronics business currently one operating segment, Passive safety systems, which includes airbag and seatbelt products and components. The Company generates revenue from the sale of production parts to original equipment manufacturers (“OEMs”).

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

The amount of revenue recognized is based on the purchase order price and adjusted for variable consideration (i.e. price concessions or annual price adjustments). Customers typically pay for the production parts based on customary business practices.

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

STOCK BASED COMPENSATION

The compensation costs for all of the Company’s stock-based compensation awards are determined based on the fair value method as defined in ASC 718, Compensation - Stock Compensation. The Company records the compensation expense for awards under the Stock Incentive Plan, including Restricted Stock Units (RSUs), Performance Shares (PSs) and stock options (SOs), over the respective vesting period. For further details, see Note 17.

INCOME TAXES

Current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current year. In certain circumstances, payments or refunds may extend beyond twelve months, in such cases amounts would be classified as non-current taxes payable or refundable. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized in either the financial statements or the tax returns, but not both. The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws. Deferred tax assets are reduced by the amount of any tax benefits that are not expected to be realized. A valuation allowance is recognized if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Evaluation of the realizability of deferred tax assets is subject to significant judgment requiring careful consideration of all facts and circumstances. The Company classifies deferred tax assets and liabilities as non-current in the Consolidated Balance Sheet. Tax assets and liabilities are not offset unless attributable to the same tax jurisdiction and netting is possible according to law and, as it relates to payables and receivables, expected to take place in the same period.

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

EARNINGS PER SHARE

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). The Company’s unvested RSUs, of which some include the right to receive non-forfeitable dividend equivalents, are considered participating securities. The diluted EPS reflects the potential dilution that could occur if common stock were issued for awards under the Company’s Stock Incentive Plan and is calculated using the more dilutive method of either the two-class method or the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase ordinary shares at the average market price during the period.  For unvested restricted stock, assumed proceeds under the treasury stock method will include unamortized compensation cost and windfall tax benefits or shortfalls. Post spin-off assumed proceeds under the treasury stock method related to RSUs will only include unamortized compensation cost related to Autoliv employees holding Autoliv RSUs. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. For further details, see Notes 17 and 23.

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

For further details on the Company’s financial instruments, see Notes 5 and 14.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the fair value of consideration transferred over the fair value of net assets of businesses acquired. Goodwill is not amortized, but is subject to at least an annual review for impairment. Other intangible assets, principally related to acquired technology, are amortized over their useful lives which range from 3 to 25 years.

The Company performs its annual impairment testing in the fourth quarter of each year. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. For 2018 the Company has opted to use a qualitative assessment for impairment testing. The qualitative assessment permits the Company to assess whether it is more than likely than not (i.e. a likelihood of greater than 50%) that an indefinite-lived intangible asset is impaired. If the Company concludes based on the qualitative assessment that it is not more likely than not that the fair value of an indefinite-lived intangible assets is less than its carrying amount, it would not have to quantitatively determine the asset’s fair value.

In conducting its qualitative impairment testing, the Company has used the most recent fair value calculation for its indefinite-lived intangible assets as the starting point for the qualitative assessment. The Company has also considered external factors that could affect the significant inputs used to determine fair value.

There were no impairments of goodwill related to the Company’s continuing operations from 2016 through 2018.

WARRANTIES AND RECALLS

The Company records liabilities for product recalls when probable claims are identified and when it is possible to reasonably estimate costs. Recall costs are costs incurred when the customer decides to formally recall a product due to a known or suspected safety concern. Product recall costs typically include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the defective part. Insurance receivables, related to recall issues covered by the insurance, are included within other current assets in the Consolidated Balance Sheets.

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

The amount recognized as a defined benefit liability is the net total of projected benefit obligation (PBO) minus the fair value of plan assets (if any) (see Note 20). The plan assets are measured at fair value. The inputs to the fair value measurement of the plan assets are mainly level 2 inputs (see Note 5).

CONTINGENT LIABILITIES

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability or other matters (see Note 18).

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

The Company believes, based on currently available information, that the resolution of outstanding matters, other than the antitrust matters described in Note 18, after taking into account recorded liabilities and available insurance coverage, should not have a material effect on the Company’s financial position or results of operations.

However, due to the inherent uncertainty associated with such matters, there can be no assurance that the final outcomes of these matters will not be materially different than currently estimated.

TRANSLATION OF NON-U.S. SUBSIDIARIES

The balance sheets of subsidiaries with functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates.

The statements of operations of these subsidiaries is translated into U.S. dollars using the average exchange rates for the year. Translation differences are reflected in equity as a component of OCI.

RECEIVABLES AND LIABILITIES IN NON-FUNCTIONAL CURRENCIES

Receivables and liabilities not denominated in functional currencies are converted at year-end exchange rates. Net transaction gains/(losses), reflected in the Consolidated Statements of Net Income amounted to $(22.1) million in 2018, $(27.0) million in 2017 and $(4.3) million in 2016, and are recorded in operating income if they relate to operational receivables and liabilities or are recorded in other non-operating items, net if they relate to financial receivables and liabilities.

NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). Consequently, the amendments in ASU 2018-02 eliminate the stranded tax effects resulting from the Tax Act. The amendments in ASU 2018-02 are effective for all entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company early adopted ASU 2018-02 as of January 1, 2018 and made a reclassification from AOCI to Retained earnings of approximately $10 million.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. In the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the consolidated statements of income separately from the service cost component and outside operating income. The amendments in ASU 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statements of income. The Company adopted ASU 2017-07 in the first quarter of 2018. Prior comparative periods have not been adjusted since the impact of ASU 2017-07 is not material for any consolidated financial statements periods presented.

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

Balance Sheet (Dollars in millions)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Inventories, net1)	$859.1	$(17.3)	$841.8
Other current assets1)	228.9	22.0	250.9

Equity
Retained Earnings1)	4,079.2	3.3	4,082.5
1)	Impact at adoption which included both continuing and discontinued operations.

	Year ended December 31, 2018
Income Statement (Dollars in millions)	As Reported	Balances without adoption of ASU 2014-09	Effect of Changes
Net sales	$8,678.2	$8,673.7	$4.5
Cost of sales	(6,966.9)	(6,963.1)	(3.8)
Operating income	686.0	685.3	0.7

	As of December 31, 2018
Balance Sheet (Dollars in millions)	As Reported	Balances without adoption of ASU 2014-09	Effect of Changes
Assets
Inventories, net	$757.9	$773.6	$(15.7)
Other current assets	244.6	225.1	19.5

Equity
Retained Earnings	2,041.8	2,039.1	2.7

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company intends to adopt ASU 2016-02 in the annual period beginning January 1, 2019. The Company intends to apply the modified retrospective transition method and elect the transition option to use the effective date January 1, 2019, as the date of initial application. The Company will not adjust its comparative period financial statements for effects of the ASU 2016-02, or make the new required lease disclosures for periods before the effective date. The Company will recognize its cumulative effect transition adjustment as of the effective date. In addition, the Company intends to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow the Company to carry forward the historical lease classification.

During the fourth quarter, the Company continued its process to identify leasing arrangements and to compare its accounting policies and practices to the requirements of the new standard. Specifically, the Company is continuing to assess whether there are any “embedded leases” in arrangements with its suppliers and customers that may result in right to use assets or in the Company being a lessor for tools they own that are dedicated to a specific customer. In addition, the Company has implemented a new system to assist with lease accounting. The Company regularly enters into operating leases, for which current GAAP does not require recognition on the balance sheet. The Company anticipates that the adoption of ASU 2016-02 will primarily result in the recognition of most operating leases on its balance sheet resulting in an increase in reported right-of-use assets and leasing liabilities. The Company will continue to assess the impact from the new standard, including consideration of control and process changes to capture lease data necessary to apply ASU 2016-02. The Company anticipates that the adoption of the new standard will result in recording lease assets and lease liabilities in the range of $165 million and $180 million as of January 1, 2019.  In addition, the Company does not anticipate a material impact to the financial statements where they are deemed to be the lessor in an “embedded lease” arrangement.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to current year presentation (see Note 1 regarding discontinued operations).

3. Discontinued Operations

As discussed in Note 1. Basis of Presentation above, on June 29, 2018, the Company completed the spin-off of Veoneer and the requirements for the presentation of Veoneer as a discontinued operation were met on that date. Accordingly, Veoneer’s historical financial results are reflected in the Company’s Consolidated Financial Statements as discontinued operations. The Company did not allocate any general corporate overhead or interest expense to discontinued operations.

The financial results of Veoneer are presented as loss from discontinued operations, net of income taxes in the Consolidated Statements of Income. The following table presents the financial results of Veoneer (dollars in millions). 2018 includes six months of discontinued operations.

	Years ended December 31
	2018	2017	2016
Net sales	$1,122.9	$2,245.8	$2,152.0
Cost of sales	(896.4)	(1,776.5)	(1,723.0)
Gross profit	226.5	469.3	429.0
Selling, general and administrative expenses	(59.7)	(83.1)	(81.7)
Research, development and engineering expenses, net	(224.0)	(370.3)	(293.7)
Goodwill, Impairment charge	—	(234.2)	—
Amortization of intangibles	(10.5)	(35.8)	(33.2)
Other income (expense), net	(53.4)	(0.2)	(3.7)
Operating loss	(121.1)	(254.3)	16.7
Loss from equity method investments	(29.9)	(30.7)	—
Interest income	0.7	—	—
Interest expense	(0.4)	(0.1)	(0.2)
Other non-operating items, net	0.5	(0.8)	3.1
Loss before income taxes	(150.2)	(285.9)	19.6
Income tax (expense) benefit	(43.6)	0.9	(17.9)
Loss from discontinued operations, net of income taxes	(193.8)	(285.0)	1.7
Less: Net loss attributable to non-controlling interest	(8.3)	(126.1)	(7.0)
Net loss from discontinued operations	$(185.5)	$(158.9)	$8.7

The Company has incurred $84.8 million in separation costs related to the spin-off of Veoneer, of which $76.3 million has been incurred 2018 year to date and is reported in Other income (expense), net. These costs are primarily related to professional fees associated with planning the spin-off, as well as spin-off activities within finance, tax, legal and information system functions and certain investment banking fees incurred upon the completion of the spin-off.

The following table summarizes the carrying value of major classes of assets and liabilities of Veoneer, reclassified as assets and liabilities of discontinued operations at December 31, 2017 (dollars in millions).

At December 31, 2017
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

Veoneer Capital Contribution

In connection with the spin-off, Autoliv capitalized Veoneer with approximately $1 billion of cash. Net assets of $2,129 million, including approximately $1 billion of cash, were transferred to Veoneer on or prior to the Distribution Date, including $13 million of accumulated other comprehensive loss (primarily related to pension and cumulative translation adjustment) and the non-controlling interest of $112 million. This resulted in a $2,030 million reduction to retained earnings. In the second half of 2018 an adjustment to the cash contribution amount of $5 million was made reducing the net assets contributed to Veoneer to $2,123 million.

The following table presents depreciation, amortization, capital expenditures, acquisition of businesses and significant non-cash items of the discontinued operations related to Veoneer (dollars in millions). 2018 includes six months of discontinued operations.

	Years ended December 31
	2018	2017	2016
Depreciation	$44.8	$82.9	$69.7
Amortization of intangible assets	10.5	35.8	33.2
Capital expenditures	71.1	109.6	100.9
Acquisition in affiliate, net	71.0	123.9	227.4
M/A-COM earn-out adjustment	(14.0)	(12.7)	—
Undistributed loss from equity method investment	29.9	30.7	—

4. Revenue

Disaggregation of revenue

In the following tables, revenue from the Company’s continuing operations is disaggregated by primary regions and products.

Net Sales by Region
(Dollars in millions)	Years ended December 31
	2018	2017	2016
China	$1,522.2	$1,421.2	$1,385.4
Japan	827.9	787.0	718.6
Rest of Asia	844.8	789.9	726.2
Americas	2,735.1	2,435.2	2,548.0
Europe	2,748.2	2,703.5	2,543.4
Total net sales	$8,678.2	$8,136.8	$7,921.6

Net Sales by Products
(Dollars in millions)	Years ended December 31
	2018	2017	2016
Airbag Products and Other1)	$5,698.6	$5,343.2	$5,256.4
Seatbelt Products1)	2,979.6	2,793.6	2,665.2
Total net sales	$8,678.2	$8,136.8	$7,921.6
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

The following tables provides information about receivables, contract assets, and contract liabilities from contracts with customers.

Contract Balances with Customers
(Dollars in millions)	At December 31
	2018	2017
Receivables, net	$1,652.1	$1,696.7
Contract assets 1)	19.5	—
Contract liabilities 2)	29.4	33.0
1) Included in other current assets.
2) Included in other current and other non-current liabilities.

Receivables, net of allowance
(Dollars in millions)	At December 31
	2018	2017
Receivables	$1,659.4	$1,703.0
Allowance at beginning of period	(6.3)	(4.2)
Net decrease/(increase) of allowance	(1.3)	(1.8)
Translation difference	0.3	(0.3)
Allowance at end of period	(7.3)	(6.3)
Receivables, net of allowance	$1,652.1	$1,696.7

Changes in the contract assets and the contract liabilities balances during the period are as follows:

Change in Contract Balances with Customers
(Dollars in millions)
	At December 31, 2018
	Contract assets	Contract liabilities
Beginning balance	$—	$33.0
Increases/(decreases) due to cumulative catch up adjustment	15.0	—
Increases/(decreases) due to revenue recognized	75.6	(7.4)
Increases/(decreases) due to cash received	—	—
Increases/(decreases) due to transfer to receivables	(71.1)	—
Translation difference	—	3.8
Ending balance	$19.5	$29.4

The increases/(decreases) in the table above related to contracts assets reflect the total adjustments needed to align revenue recognition for work completed but not billed at year end.

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

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis for the continuing operations as of December 31, 2018 and December 31, 2017. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017 have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company choose not to offset are presented below.

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS

There were no derivatives designated as hedging instruments as of December 31, 2018 and December 31, 2017 related to the continuing operations.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

Derivatives not designated as hedging instruments, relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Net Income. The derivatives not designated as hedging instruments outstanding at December 31, 2018 and December 31, 2017 were foreign exchange swaps. For 2018, the gains and losses recognized in other non-operating items, net are a loss of $1.5 million for derivative instruments not designated as hedging instruments. For 2017, the Company recognized a gain of $1.2 million in other non-operating items, net for derivative instruments not designated as hedging instruments. For 2016, the Company recognized a gain of $1.3 million in other non-operating items, net for derivative instruments not designated as hedging instruments. For 2018, 2017 and 2016, the gains and losses recognized as interest expense were immaterial.

	DECEMBER 31, 2018						DECEMBER 31, 2017
			Fair Value Measurements						Fair Value Measurements
			Derivative asset		Derivative liability				Derivative asset		Derivative liability
	Nominal		(Other current		(Other current		Nominal		(Other current		(Other current
Description	volume		assets)		liabilities)		volume		assets)		liabilities)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign exchange swaps, less than 6 months	659.1	1)	1.9	2)	1.1	3)	468.2	4)	2.4	5)	0.3	6)
TOTAL DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	$659.1		$1.9		$1.1		$468.2		$2.4		$0.3

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $659.1 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.9 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.1 million.
4)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $468.2 million.
5)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.4 million.
6)	Net amount after deducting for offsetting swaps under ISDA agreements is $0.3 million.

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

The fair value and carrying value of debt for the continuing operations are summarized in the table below (dollars in millions).

	DECEMBER 31, 2018	DECEMBER 31, 2018	DECEMBER 31, 2017	DECEMBER 31, 2017
	CARRYING VALUE1)	FAIR VALUE	CARRYING VALUE1)	FAIR VALUE
LONG-TERM DEBT
U.S. Private placement	$1,041.0	$1,061.1	$1,310.5	$1,379.9
Eurobond	568.0	567.8	—	—
Other long-term debt	—	—	0.2	0.2
TOTAL	$1,609.0	$1,628.9	$1,310.7	$1,380.1

SHORT-TERM DEBT
Commercial paper	$342.6	$342.6	$—	$—
Short-term portion of long-term debt	268.1	270.4	0.2	0.2
Overdrafts and other short-term debt	10.0	10.0	19.5	19.5
TOTAL	$620.7	$623.0	$19.7	$19.7

1)	Debt as reported in balance sheet.

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

For 2018-2016, the Company did not record any material impairment charges on its long-lived assets for its continuing operations.

6. Income Taxes

INCOME BEFORE INCOME TAXES	2018	2017	2016
U.S.	$47.0	$89.0	$172.0
Non-U.S.	565.4	703.4	612.2
Total	$612.4	$792.4	$784.2

PROVISION FOR INCOME TAXES	2018	2017	2016
Current
U.S. federal	$31.6	$53.4	$79.2
Non-U.S.	192.7	162.8	167.6
U.S. state and local	10.1	9.9	3.5

Deferred
U.S. federal	0.8	21.8	(15.8)
Non-U.S.	(0.2)	(44.4)	(9.7)
U.S. state and local	(0.1)	0.9	(0.5)
Total income tax expense	$234.9	$204.4	$224.3

EFFECTIVE INCOME TAX RATE	2018	2017	2016
U.S. federal income tax rate	21.0%	35.0%	35.0%
Foreign tax rate variances	5.5	(7.4)	(6.4)
Tax credits	(3.9)	(3.3)	(2.8)
Change in Valuation Allowances	(3.2)	(4.8)	1.3
Current year losses with no benefit	0.5	0.3	1.2
Net operating loss carry-forwards	(0.1)	(3.7)	(3.4)
Changes in tax reserves	3.4	0.8	0.5
U.S. Expense Allocation	0.0	2.0	2.0
Earnings of equity investments	(0.1)	(0.1)	(0.1)
Withholding taxes	3.5	2.1	2.5
State taxes, net of federal benefit	1.1	0.3	0.2
Antitrust settlement	9.9	—	—
U.S. GILTI Tax	1.7	—	—
Change in U.S. tax rate	—	3.0	—
Deemed mandatory repatriation	—	3.1	—
Other, net	(0.9)	(1.5)	(1.4)
Effective income tax rate	38.4%	25.8%	28.6%

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code, including reducing the U.S. federal corporate income tax rate from 35% to 21% for years beginning after December 31, 2017, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and created new taxes on certain foreign sourced earnings. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In 2017, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax and recorded provisional amounts. In the fourth quarter of 2018, the Company filed its 2017 Federal and State tax returns and finalized calculations related to transition tax and deferred tax assets and liabilities previously recorded in the year ended December 31, 2017.

Final Impacts from the Tax Act

Deferred tax assets and liabilities: In December 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, which is generally 21%. There was not a material difference between the provisional amounts recorded for deferred tax assets and liabilities in December 2017 and the final amounts updated in the fourth quarter 2018 after the completion of the 2017 tax returns.

Foreign tax effects: The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. In December 2017, we recorded a provisional amount of income tax expense for the one-time transition tax.  The final amount reported on the 2017 tax returns was not materially different from the amount previously recorded.  However, due to the uncertainties inherent in the calculations of the transition tax and the determination of more than twenty years of E&P history, in the fourth quarter of 2018, we have recorded a tax reserve of $24 million related to the transition tax. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability relating to any remaining outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practical.

Global Intangible Low Taxed Income (“GILTI”): The Tax Act created a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Under U.S. GAAP, we are permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into our measurement of our deferred taxes. We have elected to treat the impact of GILTI as a current-period expense when incurred. In 2018, the negative impact of GILTI on our effective tax rate is approximately 1.7% due to the cost of expenses allocated against GILTI that limit the foreign tax credits available for offset against the U.S. tax cost on the GILTI inclusion.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 31, 2018, the Company had net operating loss carryforwards (NOL’s) of approximately $283 million, of which approximately $266 million have no expiration date. The remaining losses expire on various dates through 2029. The Company also has $9 million of U.S. Foreign Tax Credit carry forwards, which begin to expire in 2026 and $7 million of U.S. capital loss carryforwards which begin to expire in 2022.

Valuation allowances have been established which partially offset the related deferred assets. Such allowances are primarily provided against NOL’s of companies that have perennially incurred losses, as well as the NOL’s of companies that are start-up operations and have not established a pattern of profitability. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance. In 2018, the Company recognized a tax benefit of $37 million due to the reversal of valuation allowances. This consisted primarily of the reversal of valuation allowances on deferred tax assets, net operating loss carryforwards, and foreign tax credits in Sweden and the reversal of valuation allowances against foreign tax credit carryforwards in the U.S. that were utilized in the final calculation of the transition tax.

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

At any given time, the Company is undergoing tax audits in several tax jurisdictions, covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2015. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2010. The Company is undergoing tax audits in several non-U.S. jurisdictions and several U.S. state jurisdictions, covering multiple years. As of December 31, 2018, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements, however, other audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods.

The Company recognizes interest and potential penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2017, the Company had recorded $34.6 million for unrecognized tax benefits related to prior years, including $6.3 million of accrued interest and penalties. During 2018, the Company recorded a net increase of $24.0 million to income tax reserves for unrecognized tax benefits related to the transition tax reported on the 2017 tax return due to uncertainty surrounding the calculations. Also during 2018, the Company recorded a net decrease of $4.2 million to income tax reserves for other unrecognized tax benefits based on tax positions related to the current and prior years. The Company had $6.6 million accrued for the payment of interest and penalties as of December 31, 2018. Of the total unrecognized tax benefits of $54.4 million recorded at December 31, 2018, $4.0 million is classified as current income tax payable, and $50.4 million is classified as non-current tax payable included in Other Non-Current Liabilities on the Consolidated Balance Sheets. Substantially all of these reserves would impact the effective tax rate if released into income. The following table summarizes the activity related to the Company’s unrecognized tax benefits:

UNRECOGNIZED TAX BENEFITS	2018	2017	2016
Unrecognized tax benefits at beginning of year	$29.6	$27.2	$25.2
Increases as a result of tax positions taken during a prior period	24.0	2.0	4.5
Decreases as a result of tax positions taken during a prior period	—	—	(0.2)
Increases as a result of tax positions taken during the current period	4.7	6.8	5.8
Decreases as a result of tax positions taken during the current period	(3.1)	—	(1.7)
Decreases relating to settlements with taxing authorities	(3.2)	(7.1)	(1.3)
Decreases resulting from the lapse of the applicable statute of limitations	(1.5)	(0.3)	(3.5)
Translation Difference	(0.9)	1.0	(1.6)
Total unrecognized tax benefits at end of year	$49.6	$29.6	$27.2

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities were as follows.

DEFERRED TAXES
DECEMBER 31	2018	2017	2016
Assets
Provisions	$104.9	$107.3	$101.5
Costs capitalized for tax	18.2	18.6	16.8
Property, plant and equipment	13.0	14.2	18.2
Retirement Plans	50.1	50.0	65.5
Tax receivables, principally NOL’s	113.9	150.2	211.7
Deferred tax assets before allowances	$300.1	$340.3	$413.7
Valuation allowances	(71.0)	(110.6)	(199.6)
Total	$229.1	$229.7	$214.1

Liabilities
Acquired intangibles	$(6.1)	$(6.6)	$(12.3)
Statutory tax allowances	(0.5)	—	—
Distribution taxes	(22.9)	(22.8)	(16.0)
Other	(10.1)	(3.9)	(4.9)
Total	$(39.6)	$(33.3)	$(33.2)
Net deferred tax asset	$189.5	$196.4	$180.9

The following table summarizes the activity related to the Company’s valuation allowances:

VALUATION ALLOWANCES AGAINST DEFERRED TAX ASSETS DECEMBER 31	2018	2017	2016
Allowances at beginning of year	$110.6	$199.6	$177.7
Benefits reserved current year	6.4	22.9	32.3
Benefits recognized current year	(36.9)	(117.0)	(13.8)
Write-offs and other changes	—	(0.1)	(0.5)
Translation difference	(9.1)	5.2	3.9
Allowances at end of year	$71.0	$110.6	$199.6

7. Receivables

DECEMBER 31	2018	2017	2016
Receivables	$1,659.4	$1,703.0	$1,519.3
Allowance at beginning of year	$(6.3)	$(4.2)	$(3.9)
Reversal of allowance	0.9	0.9	0.5
Addition to allowance	(3.8)	(3.9)	(1.5)
Write-off against allowance	1.6	1.2	0.5
Translation difference	0.3	(0.3)	0.2
Allowance at end of year	$(7.3)	$(6.3)	$(4.2)
Total receivables, net of allowance	$1,652.1	$1,696.7	$1,515.1

8. Inventories

DECEMBER 31	2018	2017	2016
Raw material	$370.9	$333.2	$286.4
Work in progress	277.4	263.8	233.1
Finished products	194.7	187.9	166.2
Inventories	$843.0	$784.9	$685.7
Inventory reserve at beginning of year	$(80.6)	$(76.7)	$(68.2)
Reversal of reserve	1.4	4.8	2.9
Addition to reserve	(13.9)	(7.3)	(16.2)
Write-off against reserve	5.3	5.2	3.0
Translation difference	2.7	(6.6)	1.8
Inventory reserve at end of year	$(85.1)	$(80.6)	$(76.7)
Total inventories, net of reserve	$757.9	$704.3	$609.0

9. Investments and Other Non-Current Assets

DECEMBER 31	2018	2017
Equity method investments	$12.5	$12.9
Deferred tax assets	235.6	248.9
Income tax receivables	33.6	30.4
Other non-current assets	41.8	48.8
Investments and other non-current assets	$323.5	$341.0

As of December 31, 2018, the Company had one equity method investment.

The Company has ownership of 49% in Autoliv-Hirotako Safety Sdn, Bhd (parent and subsidiaries) in Malaysia which it currently does not control, but in which it exercises significant influence over operations and financial position.

10. Property, Plant and Equipment

DECEMBER 31	2018	2017	Estimated life
Land and land improvements	$114.7	$113.4	n/a to 15
Machinery and equipment	3,496.8	3,276.1	3-8
Buildings	822.9	816.2	20-40
Construction in progress	374.3	370.6	n/a
Property, plant and equipment	$4,808.7	$4,576.3
Less accumulated depreciation	(3,118.6)	(2,967.4)
Net of depreciation	$1,690.1	$1,608.9

DEPRECIATION INCLUDED IN	2018	2017	2016
Cost of sales	$300.9	$268.9	$248.3
Selling, general and administrative expenses	13.9	12.5	8.6
Research, development and engineering expenses, net	15.9	14.5	12.7
Total	$330.7	$295.9	$269.6

No significant fixed asset impairments related to the Company’s continuing operations were recognized during 2018, 2017 or 2016.

The net book value of machinery and equipment and buildings and land under capital lease contracts recorded at December 31, 2018 and December 31, 2017 were immaterial. The amortization expense related to capital leases is included with depreciation expenses disclosed in the table above.

11. Goodwill and Intangible Assets

GOODWILL	2018	2017
Carrying amount at beginning of year	$1,397.0	$1,380.6
Translation differences	(7.1)	16.4
Carrying amount at end of year	$1,389.9	$1,397.0

Approximately $1.2 billion of the Company’s goodwill is associated with the 1997 merger of Autoliv AB and the Automotive Safety Products Division of Morton International, Inc. No goodwill impairment charges were recognized in continuing operations during 2018, 2017 or 2016.

AMORTIZABLE INTANGIBLES	2018	2017
Gross carrying amount	$391.6	$355.0
Accumulated amortization	(358.9)	(312.4)
Carrying value	$32.7	$42.6

At December 31, 2018, intangible assets subject to amortization mainly relate to acquired technology. No significant impairments of intangible assets were recognized during 2018, 2017 or 2016.

Amortization expense related to intangible assets was $11.3 million, $11.2 million and $10.5 million in 2018, 2017 and 2016, respectively. Estimated future amortization expense is (in millions): 2019: $11.6; 2020: $10.2; 2021: $9.1; 2022: $1.2 and 2023: $0.6.

12. Restructuring

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

The majority of the reserve balance as of December 31, 2018 pertains to restructuring activities initiated in Western Europe in the past few years. The Company anticipates that its restructuring initiatives in Western Europe for a number of plants, none of which are individually or in the aggregate material as of December 31, 2018, will continue through dates ranging from 2019 through 2021. The total amount of costs expected to be incurred in connection with these restructuring activities ranges from approximately $11 million to $31 million for each individual activity. In the aggregate, the cost for these Western European restructuring initiatives is approximately $109 million and the remaining restructuring liability as of December 31, 2018 is approximately $27 million out of the $33 million total reserve balance.

2018

In 2018, the employee-related restructuring provisions, made on a case-by-case basis, related mainly to headcount reductions in high-cost countries in Western Europe. Cash payments related mainly to high-cost countries in Western Europe. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2017 to December 31, 2018 related to the continuing operations.

	December 31	Provision/	Provision/	Cash	Translation	December 31
	2017	Charge	Reversal	payments	difference	2018
Restructuring employee-related	$39.4	$9.0	$(0.1)	$(13.6)	$(1.5)	$33.2
Other	0.2	0.2	—	—	(0.2)	0.2
Total reserve	$39.6	$9.2	$(0.1)	$(13.6)	$(1.7)	$33.4

2017

In 2017, the employee-related restructuring provisions, made on a case-by-case basis, and cash payments related mainly to headcount reductions in high-cost countries in Western Europe and Japan. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2016 to December 31, 2017 related to the continuing operations.

	December 31	Provision/	Provision/	Cash	Translation	December 31
	2016	Charge	Reversal	payments	difference	2017
Restructuring employee-related	$35.7	$29.3	$(6.9)	$(23.3)	$4.6	$39.4
Other	0.1	0.2	—	—	(0.1)	0.2
Total reserve	$35.8	$29.5	$(6.9)	$(23.3)	$4.5	$39.6

2016

In 2015, the employee-related restructuring provisions, made on a case-by-case basis, and cash payments related mainly to headcount reductions in high-cost countries in Western Europe and Korea. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2015 to December 31, 2016 related to the continuing operations.

	December 31	Provision/	Provision/	Cash	Translation	December 31
	2015	Charge	Reversal	payments	difference	2016
Restructuring employee-related	$86.9	$23.6	$(2.6)	$(71.3)	$(0.9)	$35.7
Other	0.2	0.1	—	—	(0.2)	0.1
Total reserve	$87.1	$23.7	$(2.6)	$(71.3)	$(1.1)	$35.8

13. Product Related Liabilities

Autoliv is exposed to product liability and warranty claims in the event that the Company’s products fail to perform as represented and such failure results, or is alleged to result, in bodily injury, and/or property damage or other loss. The Company has reserves for product risks. Such reserves are related to product performance issues including recall, product liability and warranty issues. For further information, see Note 18.

The Company records liabilities for product related risks when probable claims are identified and when it is possible to reasonably estimate costs. Provisions for warranty claims are estimated based on prior experience, likely changes in performance of newer products, and the mix and volume of the products sold. The provisions are recorded on an accrual basis.

Pursuant to the Spin-off Agreements, Autoliv is also required to indemnify Veoneer for recalls related to certain qualified Electronics products. At December 31, 2018, the indemnification liabilities are approximately $12 million within accrued expenses on the Consolidated Balance Sheet. Insurance receivables are included within Other current assets in the Condensed Consolidated Balance Sheet.

The decrease in reserves in 2018 was mainly due to a lower recalls and higher cash payments. A majority of the Company’s recall related issues as of December 31, 2018 are covered by insurance. Insurance receivables are included within other current assets in the Consolidated Balance Sheet. The decrease in reserves in 2017 was mainly due to a decrease in recall related issues and payments, while the increase in reserves in 2016 was mainly due to recall related issues. Cash payments in 2018 were mainly recall related. Cash payments in 2017 were mainly recall related, while 2016 were mainly warranty related.

The table below summarizes the change in the balance sheet position of the product related liabilities.

	2018	2017	2016
Reserve at beginning of the year	$95.6	$90.6	$39.0
Change in reserve	20.6	32.2	68.1
Cash payments	(54.3)	(29.4)	(15.6)
Translation difference	0.3	2.2	(0.9)
Reserve at end of the year	$62.2	$95.6	$90.6

14. Debt and Credit Agreements

SHORT-TERM DEBT

As of December 31, 2018, total short-term debt was $621 million. Short-term debt consisted of $208 million U.S. Private Placement loan maturing in April 2019, $60 million U.S. Private Placement loan maturing in November 2019, and $343 million commercial paper loans with maturities in Q1 and Q2 2019.

The Company’s subsidiaries have credit agreements, principally in the form of overdraft facilities with several local banks. Total available short-term facilities as of December 31, 2018, excluding commercial paper facilities as described below, amounted to $381 million, of which approximately $10 million was utilized. The weighted average interest rate on total short-term debt outstanding at December 31, 2018 and 2017, excluding the short-term portion of long-term debt, was 1.4% and 2.0%, respectively.

LONG-TERM DEBT

As of December 31, 2018, total long-term debt was $1,609 million.

In June 2018, the Company issued EUR 500 million of 5-year notes in the Eurobond market. The notes carry a coupon of 0.75%.

In 2014, the Company issued long-term debt securities in a U.S. Private Placement. The current long-term debt outstanding from the 2014 issuance consist of; $275 million aggregate principal amount of 7-year senior notes with an interest rate of 3.51%; $297 million aggregate principal amount of 10-year senior notes with an interest rate of 4.09%; $285 million aggregate principal amount of 12-year senior notes with an interest rate of 4.24%; and $185 million aggregate principal amount of 15-year senior notes with an interest rate of 4.44%.

CREDIT FACILITIES

In July 2016, the Company signed a $1,100 million senior unsecured revolving credit facility with 14 banks. The term of the facility was 5 years with two one-year extension options. The Company has utilized these extension options and extended the maturity to July 2023. The Company pays a commitment fee on the undrawn amount. The commitment fee is 35% of the applicable margin. The applicable margin is related to the Company’s credit rating. Given the Company’s current credit rating of A- from S&P Global Ratings the applicable margin is 0.225%.  As of December 31, 2018, and December 31, 2017, the facility was unutilized.

The Company has two commercial paper programs: one SEK 7 billion (approx. $780 million) Swedish program and one $1.0 billion U.S. program. At December 31, 2018 a total of $343 million had been issued under these programs. Both programs were unutilized at December 31, 2017.

The Company is not subject to any financial covenants, i.e. performance related restrictions, in any of its significant long-term borrowings or commitments.

CREDIT RISK

In the Company’s financial operations, credit risk arises in connection with cash deposits with banks and when entering into forward exchange agreements, swap contracts or other financial instruments. In order to reduce this risk, deposits and financial instruments are only entered with a limited number of banks up to a calculated risk amount of $150 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. The policy of the Company is to work with banks that have a strong credit rating and that participate in the Company’s financing. In addition to this, deposits of up to an aggregate amount of $2 billion can be placed in U.S. and Swedish government paper and in certain AAA rated money market funds. As of December 31, 2018, the Company had placed $1 million in money market funds.

The table below shows debt maturity as cash flow. For a description of hedging instruments used as part of debt management, see the Financial Instruments section of Note 2 and Note 5.

DEBT PROFILE

							Total
PRINCIPAL AMOUNT BY EXPECTED MATURITY	2019	2020	2021	2022	2023	Thereafter	long- term	Total
Eurobond	$—	$—	$—	$—	$572.7	$—	$572.7	$572.7
U.S. private placement notes	$268.0	$—	$275.0	$—	$—	$767.0	$1,042.0	$1,310.0
Commercial papers	$342.6	$—	$—	$—	$—	$—	—	$342.6
Other short-term debt	$10.1	$—	$—	$—	$—	$—	$—	$10.1
Total principal amount	$620.7	$—	$275.0	$—	$572.7	$767.0	$1,614.7	$2,235.4	1)

1)	The difference between reported total debt and total principal amount is mainly related to capitalized debt issuance costs.

15. Shareholders’ Equity

The number of shares outstanding as of December 31, 2018 was 87,144,520.

DIVIDENDS	2018	2017	2016
Cash dividend paid per share	$2.46	$2.38	$2.30
Cash dividend declared per share	$2.48	$2.40	$2.32

OTHER COMPREHENSIVE INCOME (LOSS)/ ENDING BALANCE1)	2018	2017	2016
Cumulative translation adjustments	$(381.2)	$(230.5)	$(493.5)
Net (loss) gain of cash flow hedge derivatives	—	(0.8)	8.1
Net pension liability	(55.0)	(56.2)	(80.1)
Distribution to Veoneer	13.0	—	—
Total (ending balance)	$(423.2)	$(287.5)	$(565.5)
Deferred taxes on the pension liability	$15.4	$16.5	$35.3

1)	The components of Other Comprehensive Income (Loss) are net of any related income tax effects.

SHARE REPURCHASE PROGRAM

The Company’s Board of Directors approved a share repurchase program in 2000 authorizing the repurchase of 10 million shares and subsequently expanded the authorization four times between 2000 and 2014 to 47.5 million shares. There were no share repurchases made during 2018. The Company made repurchases during the second quarter of 2017. There is no expiration date for the share repurchase program. The Company is authorized to repurchase an additional 2,986,288 shares under the program at December 31, 2018.

SHARES	2018	2017	2016
Shares repurchased (shares in millions)	—	1.4	—
Cash paid for shares	$—	$157.0	$—

In total, Autoliv has repurchased 44.5 million shares between May 2000 and December 2018 for cash of $2,498 million, including commissions. Of the total amount of repurchased shares, 23.6 million shares were utilized for the equity unit offering during 2009-2012. In addition, 5.3 million shares have been utilized by the Stock Incentive Plan whereof 0.2 million, 0.2 million and 0.1 million were utilized during 2018, 2017 and 2016, respectively. At December 31, 2018, 15.7 million of the repurchased shares remain in treasury stock.

16. Supplemental Cash Flow Information

Payments for interest and income taxes were as follows:

	2018	2017	2016
Interest	$66	$64	$64
Income taxes	$214	$204	$247

17. Stock Incentive Plan

Eligible employees and non-employee directors of Autoliv participate in the Autoliv, Inc.1997 Stock Incentive Plan (the Plan) and received Autoliv stock-based awards which include stock options (SOs), restricted stock units (RSUs) and performance shares (PSs). In connection with the Veoneer spin-off, each outstanding Autoliv stock-based award as of June 29, 2018 (the Distribution Date) was converted to a stock award that has underlying shares of both Autoliv and Veoneer common shares.

The conversion that occurred on the Distribution Date was based on the following:

•

SOs - A number of SOs comprising 50% of the value of the outstanding SOs calculated immediately prior to the spin-off continued to be applicable to Autoliv common stock. A number of SOs comprising the remaining 50% percent of the pre spin-off value were replaced with options to acquire shares of Veoneer common stock.

•

RSUs - A number of RSUs comprising 50% of the value of the outstanding RSUs calculated immediately prior to the spin-off continued to be applicable to Autoliv common stock. A number of RSUs comprising the remaining 50% of the pre spin-off value were replaced with RSUs with underlying Veoneer common stock.

•

PSs - Outstanding PSs pre spin-off were converted to time-based RSUs and were divided between Autoliv and Veoneer common stock in the same manner as other outstanding RSUs (as described above) on the Distribution Date. The number of outstanding PSs pre spin-off to be converted was determined based on pro-ration of the performance period such as:

1)

The level of actual achievement of performance goals for each outstanding PS for the period between the first day of the performance period and December 31, 2017 (the “Performance Measurement Date”), referred to as “Level of Performance-to-Date”; and

2)	The greater of the Level of Performance-to-Date and the target performance level for the period between the Performance Measurement Date and the last day of the performance period.

In each case above, the conversion was intended to generally preserve the intrinsic value of the original award determined as of the Distribution Date. The number of converted RSUs and SOs for Autoliv and Veoneer was based on the average of Autoliv closing stock prices for the last 5 trading days prior to the spin-off and the average of closing stock prices of Autoliv and Veoneer, respectively, for the first 5 trading days after the spin-off. Accordingly, 50% of the outstanding awards as of the Distribution Date, and the related exercise price, were converted to Adjusted Autoliv Awards using a conversion factor of 1.41.

As a result of the spin-off and the related conversion, it was determined that the stock based awards were modified in accordance with ASC 718, Compensation – Stock Compensation. The fair value of the RSUs and SOs immediately before and after the modification was assessed in order to determine if the modification resulted in any incremental compensation cost related to the awards, including consideration of the impact of conversion using the 5 trading day average. Based on the valuation performed, it was determined that the conversion did not result in any incremental compensation cost for any of the outstanding awards. The post spin-off stock-based compensation expense will be based on the original grant date fair value related to only Autoliv employees.

With certain limited exceptions, including the freezing of the Performance Measurement Date to December 31, 2017 as noted above, the adjusted SOs and RSUs outstanding after the spin-off are subject to the same terms and conditions (including with respect to vesting and expiration) that were applicable to such Autoliv stock-based awards immediately prior to the conversion and as described below.

The fair value of the RSUs and PSs is calculated as the grant date fair value of the shares expected to be issued. The RSUs granted in 2018 and 2017 entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. The RSUs granted prior to 2017 do not have dividend equivalent rights. For the grants made during 2018 and 2017, the fair value of a PS and a RSU was calculated by using the closing stock price on the grant date. For the grants made during 2016 and earlier, the fair value of a RSU and a PS was estimated using the Black Scholes valuation model to account for the difference in the value of the awards resulting from such awards not having dividend equivalent rights. The grant date fair value for the RSUs on February 13, 2018 was $16.6 million (pre-spin grant date fair value). The amount of this cost attributable to Autoliv employees after the spin-off will be amortized straight line over the vesting period.

Pursuant to the Company’s director compensation policy, the Company’s non-employee directors receive RSUs as payment of 50% of their annual base retainer, which RSUs vest in one installment on the earlier of the date of the next AGM or the first anniversary of the grant date, in each case subject to the grantee’s continued service as a non-employee director on the vesting date with certain exceptions. The RSUs granted to the Company’s non-employee directors entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. The grant date fair value for the RSUs granted in 2018 to the Company’s non-employee directors was $1.4 million.

The source of the shares issued upon vesting of awards is generally from treasury shares. The Stock Incentive Plan provides for the issuance of up to 9,585,055 common shares for awards. At December 31, 2018, 6,394,392 of these shares have been issued for awards which includes 37,103 shares of common stock issued to non-executive directors in satisfaction of all or a portion of his or her annual base retainer for service on the Board. Included within the RSUs granted in 2018 are 7,869 RSUs issued to non employee directors in satisfaction of all or a portion of his or her annual base retainer for service on the Board.

During 2015 and earlier, stock awards were granted in the form of SOs and RSUs. All SOs were granted for 10-year terms, had an exercise price equal to the fair value of the share at the date of grant, and became exercisable after one year of continued employment following the grant date. The average grant date fair values of SOs were calculated using the Black-Scholes valuation model. The Company used historical exercise data for determining the expected life assumption. Expected volatility was based on historical and implied volatility.

The Company recorded $9.1 million, $6.1 million and $8.4 million stock-based compensation expense in continuing operations related to RSUs and PSs for 2018, 2017 and 2016, respectively. The total compensation cost related to non-vested awards not yet recognized is $10.3 million for RSUs and the weighted average period over which this cost is expected to be recognized is approximately 1.7 years. There are no remaining unrecognized compensation costs associated with stock options.

Information on the number of RSUs, PSs and SOs related to the Stock Incentive Plan during the period of 2016 to 2018 is as follows.

RSUs	2018	2017	2016
Weighted average fair value at grant date 1)	$131.51	$105.64	$100.77

Outstanding at beginning of year	188,410	188,494	204,552
Granted	131,246	84,771	71,870
Shares issued	(84,425)	(70,795)	(66,651)
Cancelled/Forfeited/Expired	(6,485)	(14,060)	(21,277)
Spin conversion 2)	33,328	—	—
Outstanding at end of year3)	262,074	188,410	188,494
1)	Weighted average fair value at grant date pre-spin.
2)	Reflects the impact of the cancellation of PS awards outstanding as of the Distribution Date, and the conversion to RSUs in accordance with the conversion factor described above.
3)

Outstanding at the end of 2018 reflects the RSUs held by employees of Autoliv and Veoneer, in accordance with the conversion factor described above. Outstanding at the end of 2017 and 2016, respectively reflects RSUs held by employees of Autoliv. The corresponding weighted average grant date fair value after applying the conversion factor is $100.74 as of December 31, 2018.

The aggregate intrinsic value for RSUs outstanding at December 31, 2018 was $18.4 million.

PSs	2018	2017	2016
Weighted average fair value at grant date 1)	$105.87	$105.87	$98.57

Outstanding at beginning of year	139,891	138,548	—
Change in performance conditions	—	(69,274)	—
Granted 2)	588	75,379	143,740
Shares issued	—	—	—
Cancelled/Forfeited/Expired	(3,076)	(4,762)	(5,192)
Spin conversion 3)	(137,403)	—	—
Outstanding at end of year 4)	—	139,891	138,548
1)	Weighted average fair value at grant date pre-spin.
2)	2018 grants reflect awards issued pre-spin as a result of dividend equivalent rights.
3)	Reflects the replacement of awards due to the spin-off. Outstanding PS awards were converted to RSU awards in accordance with the conversion factor described above.
4)	Outstanding at the end of 2017 and 2016, respectively reflects PSs held by employees of Autoliv.

The PSs granted include assumptions regarding the ultimate number of shares that will be issued based on the probability of achievement of the performance conditions. Changes in those assumptions result in changes in the estimated shares to be issued which is reflected in the “Change in performance conditions” line above.

SOs	Number of options	Weighted average exercise price
Outstanding at Dec 31, 2015	473,051	$87.88
Exercised	(51,084)	88.10
Cancelled/Forfeited/Expired	(10,858)	102.31
Outstanding at Dec 31, 2016	411,109	$87.47
Exercised	(100,184)	79.58
Cancelled/Forfeited/Expired	(10,976)	112.20
Outstanding at Dec 31, 2017	299,949	$89.20
Exercised	(92,485)	86.59
Cancelled/Forfeited/Expired	—	—
Spin conversion 1)	(65,390)	88.75
Outstanding at Dec 31, 2018 2)	142,074	$63.43

OPTIONS EXERCISABLE
At December 31, 2016	254,842	$71.48
At December 31, 2017	299,949	$89.20
At December 31, 2018	142,074	$63.43

1)

Reflects the cancellation of SOs outstanding as of the Distribution Date, and the conversion to new awards in accordance with the conversion factor described above. The weighted average exercise price reflects the exercise price of the shares cancelled due to the spin-off.

2)	Reflects outstanding SOs held by employees of Autoliv and Veoneer at the end of the year and the weighted average exercise price, in accordance with the conversion factor described above.

The following summarizes information about SOs outstanding and exercisable at December 31, 2018:

RANGE OF EXERCISE PRICES	Number outstanding & exercisable	Remaining contract life (in years)	Weighted average exercise price
$11.57	5,885	0.14	$11.57
$31.71	7,047	1.13	31.71
$47.52– $49.07	27,553	3.64	48.30
$51.74	10,120	2.15	51.74
$67.29	37,768	5.14	67.29
$80.40	53,701	6.13	80.40
	142,074	4.64	$63.43

The total aggregate intrinsic value, which is the difference between the exercise price and $70.23 (closing price per share at December 31, 2018), for all “in the money” SOs, both outstanding and exercisable as of December 31, 2018, was $10.0 million.

18. Contingent Liabilities

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

Management does not believe the outcome of this discrete portion of the EC’s investigation as noted above provides an indication of the total probable loss associated with the EC investigation as a whole. The Company believes that the EC will seek to impose a fine in connection with the remaining portion of the EC investigation. According to management’s best estimation and based on advice of our legal counsel, the Company accrued EUR 184 million (approximately $210 million) during the fourth quarter of 2018, which was recorded in Accrued expenses and Other income (expense), net. The Company believes that a fine could be issued during the first half of 2019, although this may be delayed. The fine would be payable within 90 days after the investigation is ultimately resolved and would be denominated in euros.

South Africa Investigation:

In August 2014, the Competition Commission of South Africa (the “CCSA”) contacted the Company regarding an investigation into the Company’s sales of occupant safety systems in South Africa. In September 2017, the Company entered into a settlement agreement with the CCSA in which the Company agreed to pay an administrative penalty of R150 million (approximately $11 million), which the Competition Tribunal in South Africa confirmed on November 22, 2017. The Company had previously accrued a total of approximately $6 million in 2016 for this matter, and accrued an additional $5 million in 2017 with respect to the proposed settlement, and final payment of the settlement amount was made in February 2018.

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

In September 2016, the insurer (and its affiliated entities) that opted out of the end-payor class settlement filed an antitrust lawsuit in the United States District Court for the Eastern District of Michigan, the venue for the MDL, against the Company and the other settling defendants in the end-payor class settlements. The defendants’ motion to dismiss the complaint on various grounds was granted in part and denied in part in August 2018. Since this decision, various amended pleadings and motions have been made by insurer. To date, no decision has been rendered by the Court. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

The table in Note 13 Product Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the fiscal year ended December 31, 2018.

19. Lease Commitments

OPERATING LEASES

The Company leases certain offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment under operating lease contracts. The operating leases, some of which are non-cancellable and include renewals, expire at various dates through 2045. The Company pays most maintenance, insurance and tax expenses relating to leased assets. Rental expense for operating leases was $47 million, $46 million and $41 million for 2018, 2017 and 2016, respectively.

At December 31, 2018, future minimum lease payments for non-cancellable operating leases totaled $186 million and are payable as follows (in millions): 2019: $42; 2020: $36; 2021: $29; 2022: $26; 2023: $20; 2024 and thereafter: $33.

CAPITAL LEASES

At December 31, 2018, future minimum lease payments for non-cancellable capital leases were not material.

20. Retirement Plans

DEFINED CONTRIBUTION PLANS

Many of the Company’s employees are covered by government sponsored pension and welfare programs. Under the terms of these programs, the Company makes periodic payments to various government agencies. In addition, in some countries the Company sponsors or participates in certain non-governmental defined contribution plans. Contributions to defined contribution plans for the years ended December 31, 2018, 2017 and 2016 were $19.2 million, $21.7 million and $21.3 million, respectively.

MULTIEMPLOYER PLANS

The Company participates in a multiemployer plan in Sweden, which is deemed insignificant. The Swedish ITP-2 pension plan is funded through Alecta. For employees born before 1979, the plan provides a final pay pension benefit based on all service with participating employers. The Company must pay for wage increases in excess of inflation on service earned with previous employers. The plan also provides disability and family benefits. The plan is more than 100% funded. The Company contributions to the multiemployer plan in Sweden for the years ended December 31, 2018, 2017 and 2016 were $6.1 million, $9.7 million and $4.4 million, respectively.

DEFINED BENEFIT PLANS

The Company has a number of defined benefit pension plans, both contributory and non-contributory, in the U.S., Germany, France, Japan, Mexico, Sweden, South Korea, India, Turkey, Thailand, Philippines and the United Kingdom. There are funded as well as unfunded plan arrangements which provide retirement benefits to both U.S. and non-U.S. participants.

The main plan is the U.S. plan for which the benefits are based on an average of the employee’s earnings in the years preceding retirement and on credited service. In a prior year, the Company closed participation in the Autoliv ASP, Inc. Pension Plan to exclude those employees hired after December 31, 2003. Within the U.S. there is also a non-qualified restoration plan that provides benefits to employees whose benefits in the primary U.S. plan are restricted by limitations on the compensation that can be considered in calculating their benefits. During December 2017 the Company decided to amend the U.S. defined benefit pension plan, communicating a benefits freeze that will begin on December 31, 2021. There were no curtailment expenses due to U.S. plan freeze. The curtailment caused a decrease in the projected benefit obligation (PBO) of $62 million as of December 31, 2017, with the offset recorded to OCI.

For the Company’s non-U.S. defined benefit plans the most significant individual plan resides in the U.K. The Company has closed participation in the U.K. defined benefit plan to exclude all employees hired after April 30, 2003 with few members accruing benefits.

CHANGES IN BENEFIT OBLIGATIONS AND PLAN ASSETS RELATED TO CONTINUING OPERATIONS FOR THE PERIODS ENDED DECEMBER 31

	U.S.		Non-U.S.
	2018	2017	2018	2017
Benefit obligation at beginning of year	$368.6	$361.2	$220.9	$190.6
Service cost	8.7	9.0	10.8	10.4
Interest cost	12.8	14.8	5.7	5.5
Actuarial (gain) loss due to:
Change in discount rate	(44.6)	53.4	(12.1)	5.9
Experience	0.8	(2.0)	4.7	(4.3)
Other assumption changes	3.5	4.2	4.8	1.4
Plan amendments	—	—	(0.1)	(0.5)
Benefits paid	(17.7)	(9.8)	(7.9)	(7.9)
Plan settlements	—	—	(0.8)	(0.1)
Curtailments	—	(62.2)	—	—
Special termination benefits	—	—	0.5	0.3
Translation difference	—	—	(9.6)	19.6
Benefit obligation at end of year	$332.1	$368.6	$216.9	$220.9

Fair value of plan assets at beginning of year	$297.9	$256.5	$84.8	$76.5
Actual return on plan assets	(13.9)	44.5	(1.9)	2.3
Company contributions	6.7	6.7	9.0	6.3
Benefits paid	(17.7)	(9.8)	(7.9)	(7.9)
Plan settlements	—	—	(0.8)	(0.1)
Translation difference	—	—	(5.4)	7.7
Fair value of plan assets at end of year	$273.0	$297.9	$77.8	$84.8
Funded status recognized in the balance sheet	$(59.1)	$(70.7)	$(139.1)	$(136.1)

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

COMPONENTS OF NET PERIODIC BENEFIT COST FROM CONTINUING OPERATIONS ASSOCIATED WITH THE DEFINED BENEFIT RETIREMENT PLANS

	U.S.
	2018	2017	2016
Service cost	$8.7	$9.0	$8.3
Interest cost	12.8	14.8	14.6
Expected return on plan assets	(20.4)	(17.6)	(16.6)
Amortization of prior service credit	0.1	0.0	(0.9)
Amortization of actuarial loss	2.2	6.0	4.8
Curtailment loss	—	0.2	—
Net periodic benefit cost	$3.4	$12.4	$10.2

	Non-U.S.
	2018	2017	2016
Service cost	$10.8	$10.4	$10.8
Interest cost	5.7	5.5	5.8
Expected return on plan assets	(2.0)	(1.9)	(2.2)
Amortization of prior service costs	0.3	0.2	0.2
Amortization of actuarial loss	1.4	1.9	1.4
Settlement loss (gain)	0.2	0.1	(2.4)
Special termination benefits	0.5	0.3	0.1
Net periodic benefit cost	$16.9	$16.5	$13.7

The service cost and amortization of prior service cost components from continuing operations are reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components, interest cost, expected returns on plan assets and amortization of actuarial loss, are reported as Other non-operating items, net in the Consolidated Statements of Income.

The estimated prior service credit for the U.S. defined benefit pension plans that will be amortized from other comprehensive income into net benefit cost over the next fiscal year is immaterial. Amortization of net actuarial losses is expected to be $1.6 million in 2019. Net periodic benefit cost associated with these U.S. plans was $3.4 million in 2018 and is expected to be approximately $9.6 million in 2019. The estimated prior service cost and net actuarial loss for the non-U.S. defined benefit pension plans that will be amortized from other comprehensive income into net benefit cost over the next fiscal year are $0.3 million and $0.9 million, respectively. Net periodic benefit cost associated with these non-U.S. plans was $16.9 million in 2018 and is expected to be around $16.9 million in 2019. The amortization of the net actuarial loss is made over the estimated remaining service lives of the plan participants, 10 years for U.S. and 7-33 years for non-U.S. participants, varying between the different countries depending on the age of the work force.

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME BEFORE TAX RELATED TO CONTINUING OPERATIONS AS OF DECEMBER 31

	U.S.		Non-U.S.
	2018	2017	2018	2017
Net actuarial loss	$48.0	$56.2	$30.8	$32.6
Prior service cost	0.1	0.1	3.1	2.9
Total accumulated other comprehensive income recognized in the balance sheet	$48.1	$56.3	$33.9	$35.5

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BEFORE TAX FROM CONTINUING OPERATIONS FOR THE PERIODS ENDED DECEMBER 31

	U.S.		Non-U.S.
	2018	2017	2018	2017
Total retirement benefit recognized in accumulated other comprehensive income at beginning of year	$56.3	$95.9	$35.5	$32.2
Net actuarial (gain) loss	(6.0)	(33.4)	1.6	2.4
Amortization of prior service credit (cost)	0.0	(0.2)	(0.3)	(0.2)
Amortization of actuarial loss	(2.2)	(6.0)	(1.5)	(2.0)
Translation difference	—	—	(1.4)	3.1
Total retirement benefit recognized in accumulated other comprehensive income at end of year	$48.1	$56.3	$33.9	$35.5

The accumulated benefit obligation for the U.S. non-contributory defined benefit pension plans was $314.8 million and $336.9 million at December 31, 2018 and 2017, respectively. The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $167.8 million and $173.5 million at December 31, 2018 and 2017, respectively.

Pension plans for which the accumulated benefit obligation (ABO) is notably in excess of the plan assets reside in the following countries: U.S., France, Germany, Japan, South Korea and Sweden.

PENSION PLANS FOR WHICH ABO EXCEEDS THE FAIR VALUE OF PLAN ASSETS RELATED TO CONTINUING OPERATIONS AS OF DECEMBER 31

	U.S.		Non-U.S.
	2018	2017	2018	2017
Projected Benefit Obligation (PBO)	$332.1	$368.6	$143.3	$143.6
Accumulated Benefit Obligation (ABO)	314.8	336.9	110.8	112.5
Fair value of plan assets	272.9	297.9	3.9	4.1

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual net periodic benefit cost.

ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATIONS AS OF DECEMBER 31

	U.S.		Non-U.S.1)
% WEIGHTED AVERAGE	2018	2017	2018	2017
Discount rate	4.35	3.55	0.50-3.25	0.25-3.25
Rate of increases in compensation level	2.65	2.65	2.00-5.00	2.00-5.00

ASSUMPTIONS USED TO DETERMINE THE NET PERIODIC BENEFIT COST FOR YEARS ENDED DECEMBER 31

	U.S.
% WEIGHTED AVERAGE	2018	2017	2016
Discount rate	3.55	4.15	4.50
Rate of increases in compensation level	2.65	2.65	2.65
Expected long-term rate of return on assets	7.08	7.08	7.08

Non-U.S.1)
% WEIGHTED AVERAGE	2018	2017	2016
Discount rate	0.25-3.25	0.50-3.25	0.50-3.60
Rate of increases in compensation level	2.00-5.00	2.00-5.00	2.25-5.00
Expected long-term rate of return on assets	2.25-2.50	1.50-2.50	1.50-3.60

1)The Non-U.S. weighted average plan ranges in the tables above have been prepared using significant plans only, which in total represent around 86% of the total Non-U.S. projected benefit obligation.

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

The level of equity exposure is currently targeted at approximately 40% for the primary U.S. plan. The investment objective is to provide an attractive risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that Autoliv believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio. The Company has assumed a long-term rate of return on the U.S. plan assets of 7.08% for calculating the 2018 expense and 5.05% for calculating the 2019 expense.

The Company has assumed a long-term rate of return on the non-U.S. plan assets in a range of 2.25-2.50% for 2018. The closed U.K. plan which has a targeted and actual allocation of almost 100% debt instruments accounts for approximately 79% of the total non-U.S. plan assets.

Autoliv made contributions to the U.S. plan during 2018 and 2017 amounting to $6.7 million and $6.7 million, respectively. Contributions to the U.K. plan during 2018 and 2017 amounted to $1.3 million and $1.2 million, respectively. The Company expects to contribute $7 million to its U.S. pension plan in 2019 and is currently projecting a yearly funding at approximately the same level in the years thereafter. For the UK plan, which is the most significant non-U.S. pension plan, the Company expects to contribute $1.2 million in 2019 and in the years thereafter.

FAIR VALUE OF TOTAL PLAN ASSETS RELATED TO CONTINUING OPERATIONS FOR YEARS ENDED DECEMBER 31

	U.S.	U.S.		Non-U.S.
ASSETS CATEGORY IN % WEIGHTED AVERAGE	Target allocation	2018	2017	2018	2017
Equity securities	40	38	56	0	0
Debt instruments	60	62	43	79	79
Other assets	—	0	1	21	21
Total	100	100	100	100	100

The following table summarizes the fair value of the Company’s U.S. and non-U.S. defined benefit pension plan assets:

	Fair value measurement at December 31, 2018	Fair value measurement at December 31, 2017
Assets
Non-U.S. Bonds
Corporate	61.4	66.9
Insurance Contracts	12.6	13.8
Other Investments	4.5	7.4
Assets at fair value Level 2	78.5	88.1
Investments measured at net asset value (NAV):
Common collective trusts	272.3	294.6
Total	$350.8	$382.7

The fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Plan assets not measured using the NAV are classified as Level 2 in the table above. Plan assets measured using the NAV mainly relate to the U.S. defined benefit pension plans and are separately disclosed as Common collective trusts below the level 2 assets in the table above.

The estimated future benefit payments for the pension benefits reflect expected future service, as appropriate. The amount of benefit payments in a given year may vary from the projected amount, especially for the U.S. plan since historically this plan pays the majority of benefits as a lump sum, where the lump sum amounts vary with market interest rates.

PENSION BENEFITS EXPECTED PAYMENTS	U.S.	Non-U.S.
2019	$13	$8
2020	$14	$8
2021	$17	$9
2022	$19	$9
2023	$20	$10
Years 2024-2028	$123	$63

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS RELATED TO CONTINUING OPERATIONS

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

CHANGES IN BENEFIT OBLIGATION FOR POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS RELATED TO CONTINUING OPERATIONS AS OF DECEMBER 31

	2018	2017
Benefit obligation at beginning of year	$17.8	$15.8
Service cost	0.3	0.3
Interest cost	0.6	0.6
Actuarial (gains) losses	(1.2)	0.7
Benefits paid	(0.3)	(0.2)
Other	(1.7)	0.6
Benefit obligation at end of year	$15.5	$17.8

The liability for postretirement benefits other than pensions is classified as other non-current liabilities in the balance sheet.

COMPONENTS OF NET PERIODIC BENEFIT COST FROM CONTINUING OPERATIONS ASSOCIATED WITH THE POST RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

PERIOD ENDED DECEMBER 31	2018	2017	2016
Service cost	$0.3	$0.3	$0.3
Interest cost	0.6	0.6	0.7
Amortization of prior service cost	(2.2)	(2.2)	(2.2)
Amortization of actuarial loss	(0.3)	(0.5)	—
Net periodic benefit (credit) cost	$(1.6)	$(1.8)	$(1.2)

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME BEFORE TAX ASSOCIATED WITH POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS RELATED TO CONTINUING OPERATIONS AS OF DECEMBER 31

	U.S.
	2018	2017
Net actuarial loss (gain)	$(4.6)	$(3.7)
Prior service cost (credit)	(8.2)	(10.6)
Total accumulated other comprehensive income recognized in the balance sheet	$(12.8)	$(14.3)

For measuring end-of-year obligations at December 31, 2016, health care trends are not needed due to the fixed-cost nature of the benefits provided in 2014 and beyond. After 2014, all retirees receive a fixed dollar subsidy toward the cost of their health benefits. This individual retiree subsidy will not increase in future years.

The weighted average discount rate used to determine the U.S. postretirement benefit obligation was 4.45% in 2018 and 3.75% in 2017. The average discount rate used in determining the postretirement benefit cost was 3.75% in 2018, 4.40% in 2017 and 4.65% in 2016.

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

The estimated future benefit payments for the postretirement benefits reflect expected future service as appropriate.

POSTRETIREMENT BENEFITS	EXPECTED PAYMENTS
2019	$0.4
2020	$0.4
2021	$0.5
2022	$0.5
2023	$0.6
Years 2024–2028	$3.5

21. Related Party Transactions

Throughout the periods covered by consolidated financial statements, Autoliv purchased finished goods from Veoneer. Related party purchases from Veoneer amounted to approximately $78 million and $76 million for the full year 2018 and 2017, respectively.

Amounts due to and due from related parties as of December 31, 2018 and December 31, 2017 are summarized in the below table:

	As of
Related party (Dollars in millions)	December 31, 2018	December 31, 2017
Related party receivables	$15.0	$—
Related party payables	50.7
Related party accrued expenses	13.0	—

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

22. Segment Information

The Company has one operating segment, Passive Safety, which includes Autoliv’s airbag and seatbelt products and components. The operating results of the operating segment are regularly reviewed by the Company’s chief operating decision maker to assess the performance of the individual operating segment and make decisions about resources to be allocated to the operating segment.

The Company’s customers consist of all major European, U.S. and Asian automobile manufacturers. Sales to individual customers representing 10% or more of net sales were:

In 2018: Renault 15% (including Nissan and Mitsubishi) and VW 10%.

In 2017: Renault 15% (including Nissan and Mitsubishi) and Ford 10%.

In 2016: Renault 12% (including Nissan), Ford 10% and Hyundai 10%.

NET SALES BY REGION	2018	2017	2016
Asia	$3,194.9	$2,998.1	$2,830.2
Whereof: China	1,522.2	1,421.2	1,385.4
Japan	827.9	787.0	718.6
Rest of Asia	844.8	789.9	726.2
Americas	2,735.1	2,435.2	2,548.0
Europe	2,748.2	2,703.5	2,543.4
Total	$8,678.2	$8,136.8	$7,921.6

The Company has attributed net sales to the geographic area based on the location of the entity selling the final product.

External sales in the U.S. amounted to $1,943 million, $1,689 million and $1,862 million in 2018, 2017 and 2016, respectively. Of the external sales, exports from the U.S. to other regions amounted to approximately $384 million, $362 million and $423 million in 2018, 2017 and 2016, respectively.

NET SALES BY PRODUCT	2018	2017	2016
Airbag Products1)	$5,698.6	$5,343.2	$5,256.4
Seatbelt Products1)	2,979.6	2,793.6	2,665.2
Total net sales	$8,678.2	$8,136.8	$7,921.6

1)	Including Corporate and other sales.

LONG-LIVED ASSETS	2018	2017
Asia	$881	$975
Whereof: China	$500	$548
Japan	$135	$196
Rest of Asia	$246	$231
Americas	$1,708	$1,572
Europe	$847	$843
Total	$3,436	$3,390

Long-lived assets in the U.S. amounted to $1,527 million and $1,601 million for 2018 and 2017, respectively. For 2018, $1,250 million (2017, $1,263 million) of the long-lived assets in the U.S. refers to intangible assets, principally from acquisition goodwill.

23. Earnings Per Share

The computation of basic and diluted EPS under the two-class method were as follows (dollars and shares in millions):

	2018	2017	2016
Numerator:
Basic and diluted:
Net income from continuing operations	$375.9	$586.0	$558.4
Net (loss) income from discontinued operations	(185.5)	(158.9)	8.7
Net income attributable to controlling interest	190.4	427.1	567.1
Participating share awards with dividend equivalent rights	0.0	0.0	—
Net income available to common shareholders	190.4	427.1	567.1
Earnings allocated to participating share awards 1)	0.0	0.0	—
Net income attributable to common shareholders	$190.4	$427.1	$567.1
Denominator: 1)
Basic: Weighted average common stock	87.1	87.5	88.2
Add: Weighted average stock options/share awards	0.2	0.2	0.2
Diluted:	87.3	87.7	88.4

Basic EPS:
Continuing operations	$4.32	$6.70	$6.33
Discontinued operations	(2.13)	(1.82)	0.10
Basic EPS	$2.19	$4.88	$6.43

Diluted EPS:
Continuing operations	$4.31	$6.68	$6.32
Discontinued operations	(2.13)	(1.81)	0.10
Diluted EPS	$2.18	$4.87	$6.42

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

There were no antidilutive shares outstanding for the year ended December 31, 2018, approximately 0.1 million antidilutive shares outstanding for the year ended December 31, 2017 and 0.2 million antidilutive shares outstanding for the year ended December 31, 2016.

24. Subsequent Events

There were no reportable events subsequent to December 31, 2018.

25. Quarterly Financial Data (unaudited)

2018	Q1	Q2	Q3	Q4
Net sales	$2,240.9	$2,211.5	$2,033.0	$2,192.8
Gross profit	460.3	439.7	386.1	425.2
Income from Continuing Operations before income taxes	228.9	210.1	171.3	2.1
Income from Continuing Operations	159.1	193.2	118.0	(92.8)
Net income attributable to controlling interest from Continuing Operations	158.7	192.7	117.5	(93.0)
Earnings per share Continuing Operations
– basic	1.82	2.21	1.35	(1.07)
– diluted	1.82	2.20	1.34	(1.06)
Dividends paid	0.60	0.62	0.62	0.62

2017	Q1	Q2	Q3	Q4
Net sales	$2,041.6	$1,983.9	$1,952.6	$2,158.7
Gross profit	428.7	415.3	394.9	440.8
Income from Continuing Operations before income taxes	199.7	201.2	150.7	240.8
Income from Continuing Operations	148.3	136.1	106.2	197.4
Net income attributable to controlling interest from Continuing Operations	147.9	135.7	105.7	196.7
Earnings per share Continuing Operations
– basic	1.67	1.54	1.22	2.26
– diluted	1.67	1.54	1.21	2.26
Dividends paid	0.58	0.60	0.60	0.60

Quarterly movements

In the fourth quarter of 2018, income from Continuing Operations before taxes was negatively impacted by the Company recognizing an accrual of $210 million in connection with the remaining portion of the European Commission’s investigation of anti-competitive behavior among suppliers of occupant safety systems in the European Union.

EXCHANGE RATES FOR KEY CURRENCIES VS. U.S.

	2018	2018	2017	2017	2016	2016	2015	2015	2014	2014
	Average	Year end	Average	Year end	Average	Year end	Average	Year end	Average	Year end
EUR	1.182	1.145	1.129	1.196	1.106	1.052	1.110	1.094	1.327	1.218
CNY	0.151	0.146	0.148	0.154	0.150	0.144	0.159	0.154	0.162	0.161
JPY/1000	9.061	9.051	8.916	8.878	9.222	8.544	8.261	8.303	9.452	8.367
KRW/1000	0.909	0.896	0.885	0.937	0.863	0.832	0.885	0.854	0.950	0.913
MXN	0.052	0.051	0.053	0.051	0.053	0.048	0.063	0.058	0.075	0.068
SEK	0.115	0.111	0.117	0.121	0.117	0.110	0.119	0.120	0.146	0.128
BRL	0.276	0.258	0.313	0.302	0.289	0.307	0.306	0.259	0.426	0.370

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

Management assessed the effectiveness of Autoliv’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework).

Based on our assessment, we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

(b) Attestation Report of the Registered Public Accounting Firm

Ernst & Young AB has issued an attestation report on the Company’s internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8. Financial Statements and Supplementary Data for the year ended December 31, 2018.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10. regarding executive officers, directors and nominees for election as directors of Autoliv, Autoliv’s Audit Committee, Autoliv’s code of ethics, and compliance with Section 16(A) of the Securities Exchange Act is incorporated herein by reference from the information under the captions “Executive Officers of the Company” and “Item 1: Election of Directors”, “Committees of the Board” and “Audit Committee Report”, “Corporate Governance Guidelines and Codes of Conduct and Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Company’s 2019 Proxy Statement. Information on Board meeting attendance is provided under the caption “Board Meetings” in the 2019 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11. regarding executive compensation for the year ended December 31, 2018 is included under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in the 2019 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Leadership Development and Compensation Committee is included in the sections “Compensation Committee Interlocks and Insider Participation” and “Leadership Development and Compensation Committee Report” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12. regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the 1997 Stock Incentive Plan

The following table provides information as of December 31, 2018, about the common stock that may be issued under the Autoliv, Inc. Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders (1)	404,148	$63.43	3,190,663
Equity compensation plans not approved by security holders	—	—	—
Total	404,148	$63.43	3,190,663

(1)	Autoliv, Inc. Stock Incentive Plan, as amended and restated on May 6, 2009, as amended by Amendment No. 1 dated December 17, 2010 and Amendment No. 2 dated May 8, 2012.
(2)	Excludes restricted stock units and performance shares which convert to shares of common stock for no consideration.
(3)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding the Company’s policy and procedures concerning related party transactions is included under the caption “Related Person Transactions” in the 2019 Proxy Statement and is incorporated herein by reference. Information regarding director independence can be found under the caption “Board Independence” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of accounting services provided to Autoliv is included under the caption “Ratification of Appointment of Independent Auditors” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report
(1)	Financial Statements
(i)	Consolidated Statements of Net Income – Years ended December 31, 2018, 2017 and 2016;
(ii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017 and 2016;
(iii)	Consolidated Balance Sheets – as of December 31, 2018 and 2017;
(iv)	Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017 and 2016;
(v)	Consolidated Statements of Total Equity – as of December 31, 2018, 2017 and 2016;
(vi)	Notes to Consolidated Financial Statements; and
(vii)	Reports of Independent Registered Public Accounting Firm.
(2)	Financial Statement Schedules

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

2.2

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

4.4

Amendment and Waiver 2014 Note Purchase and Guaranty Agreement, dated May 24, 2018 among Autoliv, Inc., Autoliv ASP, Inc. and the noteholders named therein, incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

4.5

General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc., representing common shares in Autoliv, Inc., effective as of May 30, 2018 with Skandinaviska Enskilda Banken AB (publ) serving as a custodian, incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

4.6

Agency Agreement dated June 26, 2018 among Autoliv, Inc., Autoliv ASP Inc. and HSBC Bank PLC, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

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

Exhibit No.	Description

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

Exhibit No.	Description

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

10.32

General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of May 30, 2018, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

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

10.47+*	Mutual Separation Agreement, dated March 23, 2018 and effective as of December 31, 2018, between Autoliv, Inc. and Karin Eliasson.

10.48

Employee Matters Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date July 2, 2018).

10.49

Tax Matters Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-12933, filing date July 2, 2018).

10.50

Amended and Restated Transition Services Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-12933, filing date July 2, 2018).

10.51

Facilities Agreement, dated May 24, 2018, among Autoliv, Inc., Autoliv ASP, J.P. Morgan Securities PLC and Skandinaviska Enskilda Banken AB (publ), incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.52

Separation Agreement, effective as of September 1, 2018, by and between Autoliv, Inc. and Steve Fredin, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.53

Interim Employment Agreement, effective as of April 1, 2018, by and between Veoneer, Inc. and Jan Carlson, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.54

Supplement to Employment Agreement, effective as of April 1, 2018, by and between Autoliv, Inc. and Jan Carlson, incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.55

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Mikael Bratt, incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.56

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Jennifer Cheng, incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.57

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Daniel Garceau, incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.58

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Michael A. Hague, incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.59

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Jordi Lombarte incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.60

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Bradley J. Murray, incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.61

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Anthony J.  Nellis, incorporated herein by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.62

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Sherry Vasa, incorporated herein by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

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

101*

The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Net Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Total Equity; and (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
+	Management contract or compensatory plan.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 21, 2019.

AUTOLIV, INC.
(Registrant)

By	/s/ Mats Backman
Mats Backman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 21, 2019.

Title	Name

Chairman of the Board of Directors	/s/ Jan Carlson
Jan Carlson

Chief Executive Officer and President (Principal Executive Officer)	/s/ Mikael Bratt
Mikael Bratt

Chief Financial Officer	/s/ Mats Backman
(Principal Financial and Principal Accounting Officer)	Mats Backman

Director	/s/ Hasse Johansson
Hasse Johansson

Director	/s/ Leif Johansson
Leif Johansson

Director	/s/ David E. Kepler
David E. Kepler

Director	/s/ Franz-Josef Kortüm
Franz-Josef Kortüm

Director	/s/ Xiaozhi Liu
Xiaozhi Liu

Director	/s/ James M. Ringler
James M. Ringler

Director	/s/ Thaddeus Senko
Thaddeus Senko

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

DEVELOPED MARKETS

Includes North America, Western Europe, Japan and South Korea

EARNINGS PER SHARE

Net income attributable to controlling interest relative to weighted average number of shares (net of treasury shares) assuming dilution and basic, respectively.

EBIT

Earnings before interest and taxes.

FREE CASH FLOW, NET

Cash flows from operating activities less capital expenditures, net.

GROSS MARGIN

Gross profit relative to sales.

GROWTH MARKETS

Includes all markets except North America, Western Europe, Japan and South Korea

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

OUR MARKET

Our products include seatbelts, airbags and steering wheels.

PRETAX MARGIN

Income before taxes relative to sales.

RETURN ON CAPITAL EMPLOYED

Operating income and equity in earnings of affiliates, relative to average capital employed.

RETURN ON TOTAL EQUITY

Net income relative to average total equity.

ROA

Rest of Asia includes all Asian countries except China and Japan.

TOTAL EQUITY RATIO

Total equity relative to total assets.