Form 10-Q
period 2019-03-31
AUTOLIV INC
filed 2019-04-26
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 17, 2019, there were 87,224,738 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment: restructuring and cost reduction initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the resolution of the Toyota Recall); higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended
	March 31, 2019	March 31, 2018
Net sales	$2,174.0	$2,240.9
Cost of sales	(1,795.2)	(1,780.6)
Gross profit	378.8	460.3
Selling, general and administrative expenses	(101.4)	(101.1)
Research, development and engineering expenses, net	(107.4)	(108.5)
Amortization of intangibles	(2.8)	(2.8)
Other income (expense), net	6.0	(4.5)
Operating income	173.2	243.4
Income from equity method investments	1.0	1.3
Interest income	1.0	1.7
Interest expense	(18.0)	(13.6)
Other non-operating items, net	(3.6)	(3.9)
Income from continuing operations before income taxes	153.6	228.9
Income tax expense	(42.1)	(69.8)
Net income from continuing operations	111.5	159.1
Loss from discontinued operations, net of income taxes (Note 3)	—	(36.7)
Net income	111.5	122.4
Less: Net income from continuing operations attributable to non-controlling interest	0.1	0.4
Less: Net loss from discontinued operations attributable to non-controlling interest	—	(4.7)
Net income attributable to controlling interest	$111.4	$126.7

Amounts attributable to controlling interest:
Net Income from continuing operations	$111.4	$158.7
Net Loss from discontinued operations (Note 3)	—	(32.0)
Net income attributable to controlling interest	$111.4	$126.7

Earnings per share continuing operations – basic 1)	$1.28	$1.82
Loss per share discontinued operations – basic 1)	—	(0.36)
Basic earnings per share	$1.28	$1.46

Earnings per share continuing operations – diluted 1)	$1.27	$1.82
Loss per share discontinued operations – diluted 1)	—	(0.37)
Diluted earnings per share	$1.27	$1.45

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.2	87.0
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.4	87.3

Cash dividend per share – declared	$0.62	$0.62
Cash dividend per share – paid	$0.62	$0.60

1)

Participating share awards with the right to receive dividend equivalents are (under the two class method) excluded from the earnings per share calculation (see Note 14 to the unaudited condensed consolidated financial statements).

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2019	March 31, 2018
Net income	$111.5	$122.4
Other comprehensive income before tax:
Change in cumulative translation adjustments	20.8	91.6
Net change in cash flow hedges	—	0.4
Net change in unrealized components of defined benefit plans	0.1	0.8
Other comprehensive income, before tax	20.9	92.8
Tax effect allocated to other comprehensive income	(0.0)	(0.2)
Other comprehensive income, net of tax	20.9	92.6
Comprehensive income	$132.4	$215.0
Less: Comprehensive income attributable to non-controlling interest	0.4	1.5
Comprehensive income attributable to controlling interest	$132.0	$213.5

See Notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$436.6	$615.8
Receivables, net	1,746.7	1,652.1
Inventories, net	741.1	757.9
Other current assets	183.8	244.6
Related party receivables (Note 16)	2.9	15.0
Total current assets	3,111.1	3,285.4
Property, plant and equipment, net	1,710.9	1,690.1
Investments and other non-current assets	384.3	323.5
Right-of-use assets - operating leases (Note 4)	147.3	—
Goodwill	1,388.3	1,389.9
Intangible assets, net	30.7	32.7
Total assets	$6,772.6	$6,721.6

Liabilities and equity
Short-term debt	$437.6	$620.7
Accounts payable	947.2	978.3
Accrued expenses	1,015.1	935.4
Other current liabilities	253.3	267.4
Related party liabilities (Note 16)	48.3	63.7
Operating lease liabilities - current (Note 4)	37.0	—
Total current liabilities	2,738.5	2,865.5
Long-term debt	1,598.1	1,609.0
Pension liability	200.4	198.2
Other non-current liabilities	151.1	152.1
Operating lease liabilities - non-current (Note 4)	110.5	—
Total non-current liabilities	2,060.1	1,959.3
Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings (Note 12)	2,096.4	2,041.8
Accumulated other comprehensive loss (Note 12)	(402.6)	(423.2)
Treasury stock (Note 12)	(1,165.4)	(1,167.0)
Total controlling interest	1,960.5	1,883.7
Non-controlling interest (Note 12)	13.5	13.1
Total equity	1,974.0	1,896.8
Total liabilities and equity	$6,772.6	$6,721.6

See Notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Three months ended
	March 31, 2019	March 31, 2018
Operating activities
Net income from continuing operations	$111.5	$159.1
Net loss from discontinued operations	—	(36.7)
Depreciation and amortization	90.1	109.8
Change in legal provision	(6.8)	—
Net change in operating assets and liabilities	(37.1)	(222.7)
Other, net	(4.0)	6.1
Net cash provided by operating activities (Note 3)	153.7	15.6

Investing activities
Expenditures for property, plant and equipment	(108.4)	(141.0)
Proceeds from sale of property, plant and equipment	0.4	1.7
Acquisitions of businesses and interest in/additional contributions to affiliates, net of cash acquired	—	(72.9)
Net cash used in investing activities (Note 3)	(108.0)	(212.2)

Financing activities
Net (decrease) increase in short-term debt	(173.1)	65.4
Dividends paid	(54.3)	(52.4)
Common stock options exercised	0.1	4.9
Net cash (used in) provided by financing activities	(227.3)	17.9
Effect of exchange rate changes on cash and cash equivalents	2.4	13.1
Decrease in cash and cash equivalents	(179.2)	(165.6)
Cash and cash equivalents at beginning of period	615.8	959.5
Cash and cash equivalents at end of period	$436.6	$793.9

See Notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2019

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited financial statements and all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2019.

The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

On April 1, 2018, in preparation for the spin-off, pursuant to the terms of a master transfer agreement entered into between Autoliv and Veoneer, assets related to the Electronics business were transferred to, and liabilities related to the Electronics business were retained or assumed by, Veoneer. However, responsibility for certain product, warranty and recall liabilities for Electronics products manufactured prior to April 1, 2018 was retained by Autoliv as provided in the distribution agreement between Autoliv and Veoneer, which governs certain relationships between the parties following the spin-off.

Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as a result of the spin-off.

Autoliv has concluded that it has one reportable segment, based on the way the Company currently evaluates its financial performance and manages its operations. The Company will re-evaluate the one reportable segment as the operating model evolves, including management structure.  The Company’s single reportable segment includes the Company’s airbag and seatbelt products and components.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging (Topic 815), Targeted improvements to accounting for hedging activities. The amendments in ASU 2017-12 better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in ASU 2017-12 also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in ASU 2017-12 modify disclosures required in current GAAP. Those modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. The amendments also require new tabular disclosures related to cumulative basis adjustments for fair value hedges. The amendments in ASU 2017-12 are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the annual period that an entity adopts the amendments in ASU 2017-12. The adoption of ASU 2017-12 did not have a material impact on the consolidated financial statements since the Company had no cash flow hedges at the date of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2016-02 in the annual period beginning January 1, 2019. The Company applied the modified retrospective transition method and elected the transition option to use the effective date January 1, 2019, as the date of initial application. The Company did not adjust its comparative period financial statements for effects of ASU 2016-02, nor has it made the new required lease disclosures for periods before the effective date. The Company has recognized its cumulative effect transition adjustment as of the effective date. In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow the Company to carry forward the historical lease classification. The adoption of the new standard resulted in recording operating lease assets and lease liabilities of $155.4 million as of January 1, 2019. No material finance leases were identified as of January 1, 2019. In addition, there was no material impact on the consolidated financial statements where the Company is deemed to be the lessor in an “embedded lease” arrangement.

Balance Sheet (Dollars in millions)	Balance at December 31, 2018	Adjustments due to ASU 2016-02	Balance at January 1, 2019
Assets
Right-of-use asset, operating leases	$—	$155.4	$155.4
Current liabilities
Operating lease liabilities - current	—	38.7	38.7
Non-current liabilities
Operating lease liabilities - non-current	—	116.7	116.7

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

	Three months ended
	March 31, 2019	March 31, 2018
Net sales	$—	$571.9
Cost of sales	—	(453.0)
Gross profit	—	118.9
Selling, general and administrative expenses	—	(25.7)
Research, development and engineering expenses, net	—	(105.2)
Amortization of intangibles	—	(5.3)
Other income (expense), net	—	(0.7)
Operating loss	—	(18.0)
Loss from equity method investments	—	(14.0)
Interest expense	—	(0.1)
Other non-operating items, net	—	0.1
Loss before income taxes	—	(32.0)
Income tax expense	—	(4.7)
Loss from discontinued operations, net of income taxes	—	(36.7)
Less: Net loss attributable to non-controlling interest	—	(4.7)
Net loss from discontinued operations	$—	$(32.0)

The Company incurred $20 million in separation costs related to the spin-off of Veoneer for the three month period ended March 31, 2018 and was reported in Other income (expense), net. These costs were primarily related to professional fees associated with planning the spin-off, as well as spin-off activities within finance, tax, legal and information system functions and certain investment banking fees incurred upon the completion of the spin-off.

In connection with the spin-off, Autoliv entered into definitive agreements with Veoneer that, among other matters, set forth the terms and conditions of the spin-off and provide a framework for Autoliv’s relationship with Veoneer after the spin-off (the “Spin-Off Agreements”). For more detailed information concerning the Spin-off Agreements, see Note 3 to the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019. No changes have been made to any of the agreements as of March 31, 2019.

Veoneer Capital Contribution

In connection with the spin-off, Autoliv capitalized Veoneer with approximately $1 billion of cash. Net assets of $2,129 million, including approximately $1 billion of cash, were transferred to Veoneer on or prior to the Distribution Date, including $13 million of accumulated other comprehensive loss (primarily related to pension and cumulative translation adjustment) and the non-controlling interest of $112 million. This resulted in a $2,030 million reduction to retained earnings. In the second half of 2018 an adjustment to the cash contribution amount of $5 million was made reducing the net assets contributed to Veoneer to $2,123 million. In the first quarter of 2019 an additional contribution of $2.5 million was made to Veoneer due to an adjustment of deferred tax assets related to Veoneer.

The following table presents depreciation, amortization, capital expenditures, acquisition of businesses and significant non-cash items of the discontinued operations related to Veoneer (dollars in millions).

	Three months ended
	March 31, 2019	March 31, 2018
Depreciation	$—	$22.6
Amortization of intangible assets	—	5.3
Capital expenditures	—	30.9
Acquisition in affiliate, net	—	71.0
M/A-COM earn-out adjustment	—	(14.0)
Undistributed loss from equity method investment	—	14.0

4. LEASES

The Company has operating leases for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment. The Company’s leases have remaining lease terms of 1-47 years, some of which include options to extend the leases for up to 25 years, and some of which include options to terminate the leases within 1 year(s).

The Company has not identified any material finance leases as of March 31, 2019.

As of March 31, 2019, the Company has additional operating leases, primarily for Warehousing, Cars and Other equipment that have not yet commenced of $5 million. These operating leases will commence during 2019 with lease terms of 1-8 years.

The Company has elected the practical expedient of not separating lease components from non-lease components for all its classes of underlying assets. The Company has also elected to recognize the lease payments for short-term leases in its consolidated statement of income on a straight-line basis over the lease term and recognize the variable lease payments in the period in which the obligation for those payments is incurred.

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgement when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

The following tables provide information about the Company’s leases:

Lease cost
(in millions)	Three months ended
March 31, 2019
Operating lease cost	$12
Short-term lease cost	2
Variable lease cost	1
Sublease income	(1)
Total lease cost	$14

Other information
(in millions)	Three months ended or as of
March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$11
Right-of-use assets obtained in exchange for new operating lease liabilities	3
Weighted-average remaining lease term: - operating leases	7 years
Weighted-average discount rate: - operating leases	2.7%

Maturities of operating lease liabilities (undiscounted cash flows) are as follows:
(in millions)
As of March 31, 2019
2019 (excluding the three months ended March 31, 2019)	$32
2020	33
2021	22
2022	17
2023	15
Thereafter	45
Total operating lease payments	164
Less imputed interest	(16)
Total operating lease liabilities	$148

5. REVENUE

Disaggregation of revenue

In the following tables, revenue from the Company’s continuing operations is disaggregated by primary region and products.

Net Sales by Products
(Dollars in millions)	Three months ended
	March 31, 2019	March 31, 2018
Airbag Products and Other1)	$1,447.7	$1,439.6
Seatbelt Products1)	726.3	801.3
Total net sales	$2,174.0	$2,240.9
1) Including Corporate and other sales.

Net Sales by Region
(Dollars in millions)	Three months ended
	March 31, 2019	March 31, 2018
China	$330.4	$366.4
Japan	208.1	214.7
Rest of Asia	212.2	211.1
Americas	743.1	667.2
Europe	680.2	781.5
Total net sales	$2,174.0	$2,240.9

Contract balances

The contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets on the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three months period ended March 31, 2019 is not material.

Certain contracts have resulted in consideration in advance of fulfilling the performance obligations and the amounts received have been classified as contract liabilities within Other current liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheet. The portion of the contract liabilities recognized as revenue for the three months period ended March 31, 2019 is not material.

6. FAIR VALUE MEASUREMENTS

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

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis for the continuing operations. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below, in the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

	March 31, 2019
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$805.9	1)	$1.2	2)	$3.6	3)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$805.9		$1.2		$3.6

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $801.3 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.2 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $3.6 million.

	December 31, 2018
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$659.1	1)	$1.9	2)	$1.1	3)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$659.1		$1.9		$1.1

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $659.1 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.9 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.1 million.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of March 31, 2019 and December 31, 2018 related to the continuing operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at March 31, 2019 and December 31, 2018 related to the continuing operations were foreign exchange swaps.

For the three months ended March 31, 2019 and March 31, 2018, the gains and losses recognized in other non-operating items, net were a loss of $3.2 million and a loss of $0.9 million, respectively, for derivative instruments not designated as hedging instruments.

For the three months ended March 31, 2019 and March 31, 2018, the gains and losses recognized as interest expense were immaterial.

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

The fair value and carrying value of debt for the continuing operations is summarized in the table below (dollars in millions).

	March 31,	March 31,	December 31,	December 31,
	2019	2019	2018	2018
	Carrying	Fair	Carrying	Fair
	value1)	value	value1)	value
Long-term debt
U.S. Private placement	$1,041.0	$1,096.6	$1,041.0	$1,061.1
Eurobond	557.1	561.0	568.0	567.8
Total	$1,598.1	$1,657.6	$1,609.0	$1,628.9

Short-term debt
Commercial paper	$118.5	$118.5	$342.6	$342.6
Short-term portion of long-term debt	268.0	272.9	268.1	270.4
Overdrafts and other short-term debt	51.1	51.1	10.0	10.0
Total	$437.6	$442.5	$620.7	$623.0

1)	Debt as reported in balance sheet.

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

For the three months ended March 31, 2019 and March 31, 2018, the Company did not record any impairment charges on its long-lived assets for its continuing operations.

7. INCOME TAXES

The effective tax rate in the first quarter of 2019 was 27.4% compared to 30.5% in the same quarter of 2018. Discrete tax items, net in the first quarter of 2019 had an unfavorable impact of 0.5%. In the first quarter of 2018, discrete tax items, net had an unfavorable impact of 3.3%.

The Company files income tax returns in the United States federal jurisdiction, and various states and non-U.S. jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. federal income tax authorities for years prior to 2015. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2010.

As of March 31, 2019, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the first quarter of 2019, the Company recorded a net increase of $1.7 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $56.1 million recorded at March 31, 2019, $5.6 million is classified as current tax payable within Other current liabilities and $50.5 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

8. INVENTORIES

Inventories are stated at the lower of cost (principally FIFO) and net realizable value. The components of inventories for the continuing operations were as follows (dollars in millions):

	As of
	March 31, 2019	December 31, 2018
Raw materials	$359.4	$370.9
Work in progress	282.7	277.4
Finished products	184.0	194.7
Inventories	826.1	843.0
Inventory valuation reserve	(85.0)	(85.1)
Total inventories, net of reserve	$741.1	$757.9

9. RESTRUCTURING

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

The majority of the reserve balance as of March 31, 2019 pertains to restructuring activities initiated in Western Europe over the past few years. The Company anticipates that its restructuring initiatives in Western Europe for a number of plants, none of which are individually or in the aggregate material as of March 31, 2019, will continue through dates ranging from 2019 through 2021. The total amount of costs expected to be incurred in connection with these restructuring activities ranges from approximately $10 million to $30 million for each individual activity. In the aggregate, the cost for these Western European restructuring initiatives is approximately $107 million and the remaining restructuring liability as of March 31, 2019 is approximately $25 million out of the $29 million total reserve balance.

The table below summarizes the change in the balance sheet position of the employee related restructuring reserves for the continuing operations (dollars in millions). Restructuring costs other than employee related are immaterial for all periods presented.

	Three months ended
	March 31, 2019	March 31, 2018
Reserve at beginning of the period	$33.4	$39.6
Provision - charge	0.8	3.3
Provision - reversal	(0.1)	—
Cash payments	(5.1)	(2.9)
Translation difference	(0.5)	1.1
Reserve at end of the period	$28.5	$41.1

10. PRODUCT-RELATED LIABILITIES

The Company has reserves for product risks. Such reserves are related to product performance issues including recalls, product liability and warranty issues. For further explanation, see Note 13. Contingent Liabilities below.

For the three month periods ended March 31, 2019 and March 31, 2018, provisions and cash paid primarily relate to recall and warranty related issues. The decrease in the reserve balance as of March 31, 2019 compared to the prior year was mainly due to cash payments.

Pursuant to the Spin-Off Agreements, Autoliv is also required to indemnify Veoneer for recalls related to certain qualified Electronics products. At March 31, 2019, the indemnification liabilities are approximately $14 million within Accrued expenses on the Condensed Consolidated Balance Sheets. Insurance receivables are included within Other current assets and Investments and other non-current assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the change in the balance sheet position of the product-related liabilities related to the continuing operations (dollars in millions).

	Three months ended
	March 31, 2019	March 31, 2018
Reserve at beginning of the period	$62.2	$95.6
Change in reserve	2.9	(1.4)
Cash payments	(4.4)	(14.5)
Translation difference	(0.2)	0.8
Reserve at end of the period	$60.5	$80.5

11. RETIREMENT PLANS

The Company’s most significant defined benefit plan is the Autoliv ASP, Inc. Pension Plan for which the benefits are based on an average of the employee’s earnings in the years preceding retirement and on credited service. This plan is closed for employees hired after December 31, 2003. In December 2017 the Company decided to amend the U.S. defined pension plan, communicating a benefits freeze that will begin on December 31, 2021.

For the Company’s non-U.S. defined benefit plans the most significant individual plan resides in the U.K. The Company has closed participation in the U.K. defined benefit plan to exclude all employees hired after April 30, 2003 with few members accruing benefits.

The Net Periodic Benefit Costs from continuing operations related to Other Post-retirement Benefits were not significant to the condensed consolidated financial statements of the Company for the three month periods ended March 31, 2019 and March 31, 2018 and are not included in the table below.

The components of total Net Periodic Benefit Cost from continuing operations associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

	Three months ended
	March 31, 2019	March 31, 2018
Service cost	$4.5	$4.9
Interest cost	5.2	4.7
Expected return on plan assets	(3.9)	(5.6)
Amortization prior service cost	0.1	0.1
Amortization of actuarial loss	0.6	0.8
Net Periodic Benefit Cost	$6.5	$4.9

The Service cost and Amortization of prior service cost components in the table above are reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components Interest cost, Expected return on plan assets and Amortization of actuarial loss are reported as Other non-operating items, net in the Consolidated Statements of Income.

The decrease in expected return on plan assets for the three months ended March 31, 2019 compared to the same period previous year is due to a lower assumed long-term rate of return on mainly the U.S. plan assets.

12. EQUITY

The changes in the equity components for the three month period ended March 31, 2019 were as follows (dollars in millions).

	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total parent shareholders' equity	Non- controlling interest	Total equity
Balance at December 31, 2018	$102.8	$1,329.3	$2,041.8	$(423.2)	$(1,167.0)	$1,883.7	$13.1	$1,896.8
Comprehensive Income:
Net income	—	—	111.4	—	—	111.4	0.1	111.5
Foreign currency translation	—	—	—	20.5	—	20.5	0.3	20.8
Net change in cash flow hedges	—	—	—	—	—	—	—	—
Defined benefit pension plan	—	—	—	0.1	—	0.1	—	0.1
Total Comprehensive Income	—	—	111.4	20.6	—	132.0	0.4	132.4
Stock-based compensation	—	—	—	—	1.6	1.6	—	1.6
Cash dividends declared	—	—	(54.3)	—	—	(54.3)	—	(54.3)
Distribution to Veoneer	—	—	(2.5)	—	—	(2.5)	—	(2.5)
Balance at March 31, 2019	$102.8	$1,329.3	$2,096.4	$(402.6)	$(1,165.4)	$1,960.5	$13.5	$1,974.0

The following tables present details about components of accumulated comprehensive income (loss) for the three month periods ended March 31, 2019 and March 31, 2018 (dollars in millions).

	Three Months ended
	March 31, 2019			March 31, 2018
	Equity attributable to			Equity attributable to
	Controlling interest	Non-controlling interest	Total	Controlling interest	Non-controlling interest	Total
Balance at beginning of period	$1,883.7	$13.1	$1,896.8	$4,035.1	$134.3	$4,169.4
Total Comprehensive Income:
Net income (loss)	111.4	0.1	111.5	126.7	(4.3)	122.4
Foreign currency translation	20.5	0.3	20.8	85.8	5.8	91.6
Net change in cash flow hedges	—	—	—	0.4	—	0.4
Defined benefit pension plan	0.1	—	0.1	0.6	—	0.6
Total Comprehensive Income	132.0	0.4	132.4	213.5	1.5	215.0
Common Stock incentives	1.6	—	1.6	8.6	—	8.6
Cash dividends declared	(54.3)	—	(54.3)	(54.2)	—	(54.2)
Distribution of Veoneer	(2.5)	—	(2.5)	—	—	—
Adjustment due to adoption of ASC 606	—	—	—	3.2	—	3.2
Balance at end of period	$1,960.5	$13.5	$1,974.0	$4,206.2	$135.8	$4,342.0

Stock Repurchase Program

The Company did not repurchase any shares of its common stock in the first quarter of 2019 or in the first quarter of 2018. The Company is authorized to repurchase an additional 2,986,288 shares under the stock repurchase program at March 31, 2019.

13. CONTINGENT LIABILITIES

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

On November 22, 2017, the EC concluded a discrete portion of its investigation and imposed a fine on the Company of €8.1 million (approximately $9.7 million) with respect to this portion of the EC’s overall investigation while it continued the more significant portion of its investigation. The Company paid this amount during the first quarter of 2018, and had previously accrued €8.3 million (approximately $9.9 million) in 2017 with respect to this discrete portion of the investigation.

On March 5, 2019, the EC completed the remaining portion of the investigation and imposed a fine on the Company of €179 million (approximately $203 million). In the fourth quarter of 2018, the Company had previously accrued €184 million (approximately $210 million) with respect to the remaining portion of the investigation. The difference between the actual fine and the accrual is reported in Other income (expense), net in the Consolidated statements of net income. The fine is due within 90 days of the EC decision.

Civil Litigation: The Company is subject to civil litigation alleging anti-competitive conduct in the U.S. and Canada. As previously reported, the Company, several of its subsidiaries, and its competitors were named as defendants in a total of nineteen purported antitrust class action lawsuits filed between June 2012 and June 2015. Fifteen of these lawsuits were filed in the U.S. and were consolidated in the Automobile Parts Antitrust Litigation, a Multi-District Litigation (MDL) proceeding in the United States District Court for the Eastern District of Michigan. Plaintiffs in the U.S. cases sought to represent four purported classes - direct purchasers, auto dealers, end-payors, and truck and equipment dealers - who purchased occupant safety systems or components directly from a defendant, indirectly through purchases or leases of new vehicles containing such systems, or through purchases of replacement parts.

In May 2014, the Company, without admitting any liability, entered into separate settlement agreements with  the direct purchasers, auto dealers, and end-payors, which were granted final approval by the MDL court in 2015 and 2016.   In April 2016, the Company entered into a settlement agreement with the truck and equipment dealers’ class, which was granted final approval by the MDL court in 2016. The class settlements do not resolve any claims of settlement class members who opt-out of the settlements or the unasserted claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities. Several individuals and one insurer (and its affiliated entities) opted-out of the end-payor class settlement, including the Company’s settlement.

In September 2016, the insurer (and its affiliated entities) that opted out of the end-payor class settlement filed an antitrust lawsuit in the United States District Court for the Eastern District of Michigan. The defendants’ motion to dismiss the complaint on various grounds was granted in part and denied in part in August 2018. Since this decision, various amended pleadings and motions have been made by the parties. To date, no decision has been rendered by the Court. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company determined pursuant to ASC 450 that a loss with respect to this issue is reasonably possible. If the Company is obligated to indemnify Toyota for the costs associated with the Toyota Recall, the Company expects that its insurance will generally cover such costs and liabilities and estimates that the Company’s loss, net of expected insurance recoveries, would be less than $20 million.  However, the ultimate costs of the Toyota Recall could be materially different. The main variables affecting the ultimate cost for the Company are: the determination of proportionate responsibility (if any) among Toyota, the Company, and any relevant sub-suppliers; the ultimate number of vehicles repaired; the cost of repair per vehicle; and the actual recoveries from sub-suppliers and insurers. The Company’s insurance policies generally include coverage of the costs of a recall, although costs related to replacement parts are generally not covered.

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

The table in Note 10. Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities.

14. STOCK INCENTIVE PLAN

Eligible employees and non-employee directors of the Company participate in Autoliv, Inc.1997 Stock Incentive Plan (the Plan) and received Autoliv stock-based awards which include stock options (SOs), restricted stock units (RSUs) and performance shares (PSs). In connection with the Veoneer spin-off, each outstanding Autoliv stock-based award as of June 29, 2018 (the Distribution Date) was converted to a stock award that has underlying shares of both Autoliv and Veoneer common shares. For further information about the conversion, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Company recorded approximately $1.1 million stock-based compensation expense in continuing operations related to RSUs and PSs for the three month period ended March 31, 2019. During the three month period ended March 31, 2018, the Company recorded $2.3 million of stock-based compensation expense in continuing operations related to RSUs and PSs.

15. EARNINGS PER SHARE

For the three month periods ended March 31, 2019 and March 31, 2018, approximately 54 thousand and 0 shares, respectively, were excluded from the computation of the diluted EPS.

During the three month periods ended March 31, 2019 and March 31, 2018 approximately 77 thousand and 118 thousand shares of common stock from the treasury stock were utilized by the Plan.

The computation of basic and diluted EPS under the two-class method were as follows:

(In millions, except per share amounts)	Three months ended
	March 31, 2019	March 31, 2018
Numerator:
Basic and diluted:
Net income from continuing operations	111.4	158.7
Net loss from discontinued operations	—	(32.0)
Net income attributable to controlling interest	$111.4	$126.7
Participating share awards with dividend equivalent rights	—	—
Net income available to common shareholders	111.4	126.7
Earnings allocated to participating share awards 1)	—	—
Net income attributable to common shareholders	$111.4	$126.7
Denominator: 1)
Basic: Weighted average common stock	87.2	87.0
Add: Weighted average stock options/share awards	0.2	0.3
Diluted:	87.4	87.3

Basic EPS:
Continuing operations	$1.28	$1.82
Discontinued operations	$—	$(0.36)
Basic EPS	$1.28	$1.46

Diluted EPS:
Continuing operations	$1.27	$1.82
Discontinued operations	$—	$(0.37)
Diluted EPS	$1.27	$1.45

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

16. RELATED PARTY TRANSACTIONS

Throughout the periods covered by the unaudited condensed consolidated financial statements, Autoliv purchased finished goods from Veoneer. Related party purchases from Veoneer amounted to approximately $18 million and $23 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Autoliv also subleases certain office space to Veoneer. However, related party sublease income from Veoneer is not material for the three months ended March 31, 2019.

Related party balances

Amounts due to and due from related parties are summarized in the below table:

	As of
Related party (Dollars in millions)	March 31, 2019	December 31, 2018
Related party receivables	$2.9	$15.0
Related party payables	34.5	50.7
Related party accrued expenses	13.8	13.0

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

17. SUBSEQUENT EVENTS

There were no reportable events subsequent to March 31, 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the United States Securities and Exchange Commission (the “SEC”) on February 21, 2019. Unless otherwise noted, all dollar amounts are in millions.

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

In accordance with U.S. GAAP, the financial position and results of operations of the Electronics business are presented as discontinued operations and, as such, have been excluded from continuing operations for all prior periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The cash flows and comprehensive income related to the Electronics business have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all prior periods presented. Upon completion of the spin-off, Autoliv concluded that it has one reportable segment, based on the way the Company currently evaluates its financial performance and manages its operations. The Company will re-evaluate the one reportable segment as the operating model evolves, including the management structure. See Note 3 - Discontinued Operations below for additional information regarding discontinued operations.

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

Autoliv’s fiscal year ends on December 31.

EXECUTIVE OVERVIEW

Financial highlights in the first quarter of 2019

•	$2,174 million consolidated sales
•	1.8% organic sales growth (non-U.S. GAAP measure)
•	8.0% operating margin
•	7.7% adjusted operating margin (non-U.S. GAAP measure)
•	$1.27 EPS - a decline of 30%

Key business developments in the first quarter of 2019

•	Organic growth outpaced global light vehicle production (LVP) by 8.6pp mainly due to Americas and China.
•	Profitability was impacted by the largest global LVP decline (approximately 7%) in a decade, a labor conflict and rising raw material costs.
•	The labor conflict in Mexico caused temporary costs of more than $20 million. The issue appears to have been resolved, and production returning to normal levels.

The Company believes its employees and temporary personnel did well managing the largest quarterly light vehicle market decline in a decade, and consequently the quarter developed in line with the Company’s expectations, excluding the effects of the labor conflict in Mexico.

Despite the unforeseen labor conflict related costs and a weak LVP trend, the Company is able to reiterate its full year profitability indication as the Company aim to meet these challenges with cost reductions, including a hiring freeze and other measures.

The Company’s sales strongly outpaced light vehicle production thanks to the Company’s performance in Americas and China. The sharp decline in LVP was more than offset by continued growth from new launches and the Company was able to grow sales organically (non-U.S. GAAP measure) by almost 2%. However, profitability was negatively affected by the mix impact of LVP driven sales decline for established business and sales growth coming from new launches, as profitability on new launches is initially lower until production fully reaches the designed line capacity.

The Company has seen a clear improvement in launch related costs compared to the fourth quarter of 2018, although the Company still expects it will take a few more quarters to be back at a normal launch cost level.

The Company’s order intake share remained at a good level although OEM order activity was relatively modest in the quarter.

The Company is pleased that the labor conflict in Mexico appears to be resolved, with only limited production back-log effects remaining, although the Company is of course never satisfied when disturbances brings negative impacts on the Company and its customers.

Now that the EU antitrust decision is behind the Company, it will continue to focus on launch effectiveness, productivity and managing LVP volatility while, as always, maintaining quality as the Company’s first priority.

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see reconciliations for "Organic sales", "Operating working capital", "Net debt", “Leverage ratio”, “Adjusted operating income” “and “Adjusted operating margin” provided below. Management believes that these non-U.S. GAAP financial measures provide supplemental information to investors regarding the performance of the Company’s business and assist investors in analyzing trends in the Company's business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as substitutes for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to the most directly comparable U.S. GAAP financial measures. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended
	or as of March 31
	2019	2018
Total parent shareholders’ equity per share	$22.48	$48.29
Capital employed 1)	3,581	4,917
Net debt 2)	1,607	575

Operating working capital 2), 10)	633	768
Operating working capital relative to sales, % 10), 11)	7.4	9.2

Gross margin, % 3)	17.4	20.5
Operating margin, % 4)	8.0	10.9

Return on total equity, % 5)	23.0	n/a
Return on capital employed, % 6)	19.6	n/a

Headcount at period-end 7)	66,900	66,000

Days receivables outstanding 8)	74	77
Days inventory outstanding 9)	35	32

1)	Total equity and net debt. The Spin-Off had a significant impact on total equity reducing the value of capital employed.
2)

See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”. Net debt increased mainly due to fund the capital injection to Veoneer prior to the Spin-Off.

3)	Gross profit relative to sales.
4)	Operating income relative to sales.
5)

Net income from continuing operations relative to average total equity. The Company has decided not to recalculate prior periods since the Spin-Off had a significant impact on capital employed and total equity, making the comparison less meaningful.

6)

Operating income and income from equity method investments, relative to average capital employed. The Company has decided not to recalculate prior periods since the Spin-Off had a significant impact on capital employed and total equity, making the comparison less meaningful.

7)	Employees plus temporary, hourly personnel.
8)	Outstanding receivables relative to average daily sales.
9)	Outstanding inventory relative to average daily sales.
10)	March 31, 2019 excluding the EC antitrust accrual.
11)	Latest 12 months of net sales.

THREE MONTHS ENDED MARCH 31, 2019 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2018

Consolidated Sales

Consolidated sales decreased with 3.0% compared to the first quarter of 2018 with an organic growth of 1.8% (non-US GAAP measure, see reconciliation table below) offset by currency effects of negative 4.8%.

	First quarter			Components of change in net sales
	2019	2018	Reported change	Currency effects 1)	Organic 3)
Airbags and other 2)	$1,447.7	$1,439.6	0.6%	(4.3)%	4.9%
Seatbelts 2)	726.3	801.3	(9.4)%	(5.6)%	(3.8)%
Total	$2,174.0	$2,240.9	(3.0)%	(4.8)%	1.8%

Asia	$750.7	$792.2	(5.2)%	(4.4)%	(0.8)%
Whereof: China	330.4	366.4	(9.8)%	(5.8)%	(4.0)%
Japan	208.1	214.7	(3.1)%	(1.9)%	(1.2)%
Rest of Asia	212.2	211.1	0.5%	(4.5)%	5.0%
Americas	743.1	667.2	11.4%	(1.3)%	12.7%
Europe	680.2	781.5	(13.0)%	(8.1)%	(4.9)%
Total	$2,174.0	$2,240.9	(3.0)%	(4.8)%	1.8%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.
3)	Non-U.S. GAAP measure

Sales by Product

Airbag sales organic growth (non-U.S. GAAP measure, see reconciliation table above) was mainly driven by strong performance for steering wheels in North America and Europe. Frontal airbags in North America also contributed to the overall growth. Side airbag sales declined slightly while inflator replacement sales were virtually unchanged compared to a year earlier.

Seatbelt sales organic decline (non-U.S. GAAP measure, see reconciliation table above) was mainly driven by weaker sales in Europe, but also in China, partly mitigated by better performance in North America. The trend of higher sales of more advanced and higher value-added seatbelt systems continued, especially in China and Japan, partly offset by weaker sales in Europe.

Sales by Region

By growing globally almost 2% organically (non-U.S. GAAP measure, see reconciliation table above), the Company grew faster than light vehicle production (according to IHS) by 8.6pp. The largest contributor to overall growth was North America, supported by India, South America and Thailand, partly offset by declines in Europe, China and Japan. The Company grew sales organically (non-U.S. GAAP measure) by around 15pp more than LVP in North America and by about 10pp more in China. The Company managed to grow faster than LVP in almost all regions.

Organic growth1)	Americas	Europe	China	Japan	Rest of Asia	Global
Main growth drivers	Launches with Nissan, Honda, FCA, Tesla, VW	Daimler	Honda, VW	Honda, Subaru	India and Thailand	Americas, India, ASEAN
Main decline drivers	Daimler, Ford	Renault, BMW, JLR, Ford, FCA, VW	LVP in general, Great Wall, Wuling, Baojun	Mitsubishi, Toyota	Ford, Renault	LVP in general, Europe, China

1)	Non-U.S. GAAP measure

Light Vehicle Production Development

Change vs. same quarter last year

	Americas	Europe	China	Japan	RoA	Total
LVP1)	(3.0)%	(4.9)%	(13.9)%	0.6%	(1.1)%	(6.8)%

1)	Source: IHS April 2019.

Earnings

	Three months ended
(Dollars in millions, except per share data)	March 31, 2019	March 31, 2018	Change
Net Sales	$2,174.0	$2,240.9	(3.0)%
Gross profit	378.8	460.3	(17.7)%
% of sales	17.4%	20.5%	(3.1	)pp
S, G&A	(101.4)	(101.1)	0.3%
% of sales	(4.7)%	(4.5)%	0.2	pp
R, D&E, net	(107.4)	(108.5)	(1.0)%
% of sales	(4.9)%	(4.8)%	0.1	pp
Other income (expense), net	6.0	(4.5)	233.3%
Operating income	173.2	243.4	(28.8)%
% of sales	8.0%	10.9%	(2.9	)pp
Adjusted operating income1)	166.4	244.5	(31.9)%
% of sales	7.7%	10.9%	(3.2	)pp
Financial and non-operating items, net	(19.6)	(14.5)	35.2%
Income before taxes	153.6	228.9	(32.9)%
Tax rate	27.4%	30.5%	(3.1	)pp
Net income from continuing operations	111.5	159.1	(29.9)%
Earnings per share from continuing operations, diluted2)	1.27	1.82	(30.2)%

1)	Non-U.S. GAAP measure. Excluding costs for capacity alignment and antitrust related matters.
2)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two class method excluded from the EPS calculation.

Gross profit declined by $82 million and the gross margin declined by 3.1pp compared to the same quarter 2018. The gross margin was adversely impacted by the sharp decline in global light vehicle production resulting in a lower utilization of our production assets, costs due to a labor conflict in Mexico, raw material headwinds and elevated launch related costs. This was offset only to a small degree by organic growth (non-U.S. GAAP measure) from launches of new products, which have a lower margin contribution in the early phase of the ramp-up.

S,G&A was close to unchanged but increased slightly as percent of sales due to the sales decline.

R,D&E, net was close to unchanged but increased slightly as percent of sales due to the sales decline.

Other income (expense), net of $6 million in the first quarter of 2019 is primarily related to the reversal of the difference between the fourth quarter accrual and the fine received from the European Commission’s (EC) investigation of anti-competitive behavior.

Operating income decreased by $70 million, mainly as a consequence of the decline in gross profit.

Financial and non-operating items, net was $5 million more negative than a year earlier mainly due to higher net debt (non-U.S. GAAP measure, see reconciliation table below).

Income before taxes decreased by $75 million, mainly as a consequence of the lower operating income.

Effective tax rate improved from 30.5% to 27.4% primarily because first quarter 2018 was negatively affected by an adjustment to deferred tax assets.

Earnings per share from continuing operations, diluted decreased by 55 cents primarily due to 65 cents from lower operating income and 5 cents from higher financial net, partly offset by 8 cents from the change in the French statutory tax rate in 2018 reducing the value of the French deferred tax assets in the first quarter of 2018 and 8 cents from lower costs for capacity alignments and anti-trust related matters.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow items for the first quarter 2018 are presented on a consolidated basis including both Continuing and Discontinued Operations, except when stated otherwise.

Net cash provided by operating activities amounted to $153.7 million compared to $15.6 million for the first quarter of 2019 and 2018, respectively.  The increase in cash flow from operations can mainly be attributed to the change in operating assets.

Net cash used in investing activities amounted to $108.0 million compared $212.2 million for the first quarter of 2019 and 2018, respectively.  The first quarter of 2018 included significant activity from discontinued operations.  Excluding discontinued operations investing activities amounted to approximately $110 million.

Net cash (used in) provided by financing activities amounted to ($227.3) million compared $17.9 million for the first quarter of 2019 and 2018, respectively.  The Company paid down short-term debt of $173.1 million in the first quarter of 2019 compared to net short-term debt funding of $65.4 million in 2018.

Non-U.S. GAAP measures

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income” and “Adjusted operating margin”

(Dollars in millions)

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$173.2	$(6.8)	$166.4	$243.4	$1.1	$244.5
Operating margin, %	8.0	(0.3)	7.7	10.9	0.0	10.9

1) Excluding costs for capacity alignment and antitrust related matters.

The non-GAAP adjustment in the first quarter of 2019 primarily consisted of the $6.7 million anti-trust accrual adjustment compared to the first quarter of 2018 which related to capacity alignment.

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

Reconciliation of U.S. GAAP financial measure to “Operating working capital”

(Dollars in millions)

	March 31, 2019	March 31, 2018	December 31, 2018
Total current assets continuing operations	$3,111.1	$3,631.9	$3,285.4
Total current liabilities continuing operations 1)	(2,535.3)	(2,183.0)	(2,655.5)
Working capital	575.8	1,448.9	629.9
Cash and cash equivalents	(436.6)	(793.9)	(615.8)
Short-term debt	437.6	60.2	620.7
Derivative (asset) and liability, current	2.4	(1.5)	(0.8)
Dividends payable	54.0	53.9	54.0
Operating working capital	$633.2	$767.6	$688.0

1) March 31, 2019 and December 31, 2018, excluding the EC antitrust accrual.

Operating working capital (non-U.S. GAAP measure, see reconciliation table above) was 7.4% of sales compared to 9.2% of sales a year earlier. The Company targets that operating working capital in relation to the last 12-month sales should not exceed 10%.

Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company's debt and therefore we provide this non-U.S. GAAP measure. DRD are fair value adjustments to the carrying value of the underlying debt. Also included in the DRD is the unamortized fair value adjustment related to a discontinued fair value hedges, which will be amortized over the remaining life of the debt. By adjusting for DRD, the total financial liability of net debt is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	March 31, 2019	March 31, 2018	December 31, 2018
Short-term debt	$437.6	$60.2	$620.7
Long-term debt	1,598.1	1,310.2	1,609.0
Total debt	2,035.7	1,370.4	2,229.7
Cash and cash equivalents	(436.6)	(793.9)	(615.8)
Debt issuance cost/Debt-related derivatives, net	8.1	(1.6)	4.9
Net debt	$1,607.2	$574.9	$1,618.8

Net debt (non-U.S. GAAP measure, see reconciliation table above) increased by $1,032 million vs a year ago mainly due to the capital injection of Veoneer. Compared to year end 2018, net debt decreased by $12 million.

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

Calculation of “Leverage ratio”

(Dollars in millions)

	March 31, 2019	March 31, 2018	December 31, 2018
Net debt1)	$1,607.2	$574.9	$1,618.8
Pension liabilities	200.4	211.5	198.2
Debt per the Policy	1,807.6	786.4	1,817.0

Net income2)	172.8	283.3	183.7
Less: Net loss from discontinued operations2)	157.1	315.5	193.8
Net income continuing operations2)	329.9	598.8	377.5
Income taxes 2)	207.2	222.8	234.9
Interest expense, net2,3)	64.3	51.4	59.2
Depreciation and amortization of intangibles2)	350.1	314.8	342.0
Antitrust related matters2)	205.7	18.0	212.0
EBITDA per the Policy	$1,157.2	$1,205.8	$1,225.6
Leverage ratio	1.6	0.7	1.5

1)	Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.

Leverage ratio (non-U.S. GAAP measure, see calculation in table above). Autoliv’s policy is to maintain a leverage ratio commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (non-U.S. GAAP measure) adjusted for pension liabilities in relation to EBITDA (earnings before interest, taxes, depreciation and amortization). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of March 31, 2019, the Company had a leverage ratio of 1.6x, compared to 1.5x at December 31, 2018.

Total equity increased in the quarter by $77 million compared to December 31, 2018 mainly due to $112 million from net income, $21 million from currency translation effects partly offset by $54 million from dividends. Compared to a year ago, the decrease of $2,368 million is primarily due to the spin-off of our Electronics segment.

Headcount

	March 31, 2019	March 31, 2018	December 31, 2018
Headcount	66,900	66,000	66,800
Whereof:
Direct workers in manufacturing	71%	72%	71%
Best cost countries	80%	80%	80%
Temporary personnel	12%	13%	14%

Compared to December 31, 2018, total headcount (permanent employees and temporary personnel) increased by approximately 100. Compared to a year ago, headcount increased by approximately 900, reflecting the growth in organic sales (non-U.S. GAAP measure) and to support launches of new programs.

Outlook 2019

The table below discloses the Company’s full year 2019 indications.

Financial measure	Full year indication
Organic sales growth	Around 5%
Consolidated sales growth	Around 3%
Adjusted operating margin 1)	Around 10.5%
R,D&E, net % of sales	Lower than in 2018
Tax rate 2)	Around 28%
Operating cash flow	Higher than in 2018
Capital expenditures, net % of sales	Lower than in 2018
Leverage ratio at year end	Well within 0.5x-1.5x
1)	Excluding costs for capacity alignments and anti-trust related matters. 2) Excluding unusual items.

The forward-looking non-U.S. GAAP financial measures above are provided on a non-U.S. GAAP basis. The Company has not provided a U.S. GAAP reconciliation of these measures because items that impact these measures, such as costs related to capacity alignments and antitrust matters cannot be reasonably predicted or determined. As a result, such reconciliation is not available without unreasonable efforts and the Company is unable to determine the probable significance of the unavailable information.

New Lease Standard

The Company adopted ASU 2016-02 - Leases, effective January 1, 2019. The adoption of the new lease standard had a material impact on the Company’s balance sheet. For further information see Note 2, New Accounting Standards and Note 4, Leases to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2019, the Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019.

OTHER RECENT EVENTS

Key launches in the First Quarter of 2019

The models below are some of the key models which were launched in the first quarter 2019. As a group, these models are well distributed across the globe. The growing interest among OEMs for extended protection is seen in the Range Rover Evoque, which is equipped with pedestrian protection airbag.

Mazda 3/Axela: Head/Inflatable Curtain airbags, Driver and/or Passenger airbags and Steering Wheel.

VW T-Cross: Steering Wheel, Driver and/or Passenger airbags, Seatbelts and Side airbags.

DS3 Crossback: Seatbelts, Steering Wheel, Driver and/or Passenger airbags, Side airbags and Head/Inflatable Curtain airbags.

Toyota Corolla: Steering Wheel and Driver and/or Passenger airbags.

Ram Truck Heavy Duty: Side airbags, Driver and/or Passenger airbags and Steering Wheel.

VW Sagitar: Seatbelts, Side airbags and Driver and/or Passenger airbags.

Range Rover Evoque: Pedestrian airbag.

Hyundai Sonata: Seatbelts.

Porsche 911: Seatbelts, Side airbags and Pyrotechnical Safety switch.

Other Items

•

On January 30, 2019, Lennart Lindblad, founder of Autoliv, died at the age of 89. Lennart Lindblad founded the Company Lindblads Autoservice AB in 1953 with his brother Stig Lindblad and developed the company’s first seatbelt in 1956. In 1968, the company changed itsname to Autoliv AB.

•

On March 1, 2019, Autoliv announced a cooperation agreement with Cevian Capital, one of the Company’s largest stockholders, to nominate Min Liu for election at the 2019 AGM. Ms. Liu is a Vice President of Cevian Capital AG. Ms. Liu has previously served as a principal of The Boston Consulting Group in Germany between 2004 and 2015. Ms. Liu has an MBA from Stanford University in addition to bachelor’s and master’s degrees in business information technology from Goettingen University. Additionally, Cevian agreed to certain customary stand still obligations.

•

On March 4, 2019, Autoliv announced the appointment of Magnus Jarlegren as EVP Operations and member of the Executive Management Team. He assumes his new position at the latest in August 2019. Mr. Jarlegren is currently employed by Sandvik.

•

On March 5, 2019, the European Commission announced the completion of its investigation regarding suppliers of occupant safety systems. The European Commission decided to impose a fine of €179 million ($203 million) for Autoliv, payable within 90 days. The fine is $7 million lower than the accrual made by Autoliv in the fourth quarter of 2018.

•

On April 8, 2019, Autoliv announced the appointment of Christian Swahn as EVP Global Supply Chain Management and member of the Executive Management Team. He is expected to join Autoliv at the latest in September 2019. Mr. Swahn is currently Senior Vice President Global Purchasing at Volvo Bus Corporation.

•

On April 11, 2019, Autoliv announced the establishment of a €3,000 million guaranteed Euro Medium Term Note (EMTN) program. The EMTN program constitutes a standardized master agreement for the issuance of bonds, including private placement and public benchmark bonds, and provides Autoliv with a flexible and cost-efficient platform for future debt issuance.

•	On April 12, 2019, Autoliv announced the departure of Michael Hague, former President of Autoliv Europe. Mr. Hague’s successor is expected to be announced shortly.

Dividend

On February 19, 2019, the Company declared a quarterly dividend to shareholders of 62 cents per share for the second quarter of 2019, with the following payment schedule:

Ex-date (common stock)	May 21, 2019
Ex-date (SDRs)	May 21, 2019
Record Date	May 22, 2019
Payment Date	June 7, 2019

Next Report

Autoliv intends to publish the quarterly earnings report for the second quarter of 2019 on Friday, July 19, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

See Part I, Item 1, "Financial Statements, Note 13 Contingent Liabilities" of this Quarterly Report on Form 10-Q for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

ITEM 1A. RISK FACTORS

As of March 31, 2019, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended March 31, 2019, the Company made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000. Under the existing authorization, 2,986,288 shares may be repurchased. The stock repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 24, 2019, the Company and Brad Murray, President, Autoliv Asia, entered into an Addendum (the “Addendum”) to the International Assignment Agreement, dated March 21, 2018, between Mr. Murray and the Company (the “Assignment Agreement”). The Addendum provides that the Assignment Agreement will terminate automatically on March 31, 2020 unless the parties agree at least six months prior to such date to extend the term of the Assignment Agreement or the Assignment Agreement is earlier terminated in accordance with its terms. Pursuant to the Addendum, if Mr. Murray’s employment is terminated on or after March 31, 2020, or by the Company before March 31, 2020, any unvested incentive grant made to Mr. Murray in 2018 and 2019 will be forfeited. Instead, he will receive a cash payment equivalent to the value of the forfeited Autoliv and Veoneer RSUs and PSs as of the termination date. If Mr. Murray terminates his employment prior to March 31, 2020, any unvested incentive grant made in 2018 or 2019 will be forfeited without any additional cash payment.

The Addendum will be filed as an exhibit to the Company’s Quarterly Report for the period ended June 30, 2019.

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

4.7*	Base listing particulars Agreement, dated April 11, 2019, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

4.8*	Programme Agreement, dated April 11, 2019, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

4.9*	Agency Agreement, dated April 11, 2019, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

10.1

Cooperation Agreement, dated March 1, 2019, between Autoliv, Inc. and Cevian Capital II GP Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 1, 2019).

10.2*+	Form of Employee restricted stock unit grant agreement (2019) to be used under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated.

10.3*+	Form of Employee performance share grant agreement (2019) to be used under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Interim Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Interim Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
+	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2019

AUTOLIV, INC.

(Registrant)

By:	/s/ Christian Hanke
Christian Hanke
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)