Form 10-Q
period 2019-06-30
AUTOLIV INC
filed 2019-07-19
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

Commission File No.: 001-12933

AUTOLIV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Klarabergsviadukten 70, Section B7
Box 70381,
Stockholm, Sweden	SE-107 24
(Address of principal executive offices)	(Zip Code)

+46 8 587 20 600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	ALV	New York Stock Exchange

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

Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 11, 2019, there were 87,233,587 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment: restructuring and cost reduction initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the resolution of the Toyota Recall); higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$2,154.7	$2,211.5	$4,328.7	$4,452.4
Cost of sales	(1,755.0)	(1,771.8)	(3,550.2)	(3,552.4)
Gross profit	399.7	439.7	778.5	900.0
Selling, general and administrative expenses	(101.1)	(99.8)	(202.5)	(200.9)
Research, development and engineering expenses, net	(117.0)	(117.5)	(224.4)	(226.0)
Amortization of intangibles	(2.9)	(2.9)	(5.7)	(5.7)
Other income (expense), net	(9.2)	9.6	(3.2)	5.1
Operating income	169.5	229.1	342.7	472.5
Income from equity method investments	0.2	1.3	1.2	2.6
Interest income	1.0	1.1	2.0	2.8
Interest expense	(17.5)	(13.7)	(35.5)	(27.3)
Other non-operating items, net	(2.4)	(7.7)	(6.0)	(11.6)
Income from continuing operations before income taxes	150.8	210.1	304.4	439.0
Income tax expense	(41.4)	(16.9)	(83.5)	(86.7)
Net income from continuing operations	109.4	193.2	220.9	352.3
Loss from discontinued operations, net of income taxes (Note 3)	—	(159.1)	—	(195.8)
Net income	109.4	34.1	220.9	156.5
Less: Net income from continuing operations attributable to non- controlling interest	0.3	0.5	0.4	0.9
Less: Net loss from discontinued operations attributable to non- controlling interest	—	(3.6)	—	(8.3)
Net income attributable to controlling interest	$109.1	$37.2	$220.5	$163.9

Amounts attributable to controlling interest:
Net Income from continuing operations	$109.1	$192.7	$220.5	$351.4
Net Loss from discontinued operations (Note 3)	—	(155.5)	—	(187.5)
Net income attributable to controlling interest	$109.1	$37.2	$220.5	$163.9

Earnings per share continuing operations – basic 1)	$1.25	$2.21	$2.53	$4.03
Loss per share discontinued operations – basic 1)	—	(1.78)	—	(2.15)
Basic earnings per share	$1.25	$0.43	$2.53	$1.88

Earnings per share continuing operations – diluted 1)	$1.25	$2.20	$2.52	$4.02
Loss per share discontinued operations – diluted 1)	—	(1.77)	—	(2.14)
Diluted earnings per share	$1.25	$0.43	$2.52	$1.88

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.2	87.1	87.2	87.1
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.3	87.4	87.4	87.4

Cash dividend per share – declared	$0.62	$0.62	$1.24	$1.24
Cash dividend per share – paid	$0.62	$0.62	$1.24	$1.22

1)

Participating share awards with the right to receive dividend equivalents are (under the two class method) excluded from the earnings per share calculation (see Note 14 to the unaudited condensed consolidated financial statements).

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$109.4	$34.1	$220.9	$156.5
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	6.1	(196.3)	26.9	(104.8)
Net change in cash flow hedges	—	0.7	—	1.1
Net change in unrealized components of defined benefit plans	0.0	7.3	0.1	8.1
Other comprehensive income (loss), before tax	6.1	(188.3)	27.0	(95.6)
Tax effect allocated to other comprehensive income (loss)	0.0	(2.2)	0.0	(2.4)
Other comprehensive income (loss), net of tax	6.1	(190.5)	27.0	(98.0)
Comprehensive income (loss)	115.5	(156.4)	247.9	58.5
Less: Comprehensive income (loss) attributable to non-controlling interest	0.1	(3.1)	0.5	(7.4)
Comprehensive income (loss) attributable to controlling interest	$115.4	$(153.3)	$247.4	$65.9

See Notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$406.4	$615.8
Receivables, net	1,683.1	1,652.1
Inventories, net	736.1	757.9
Other current assets	214.2	244.6
Related party receivables (Note 15)	12.4	15.0
Total current assets	3,052.2	3,285.4
Property, plant and equipment, net	1,765.0	1,690.1
Investments and other non-current assets	386.7	323.5
Operating lease right-of-use assets (Note 4)	165.0	—
Goodwill	1,388.8	1,389.9
Intangible assets, net	27.8	32.7
Total assets	$6,785.5	$6,721.6

Liabilities and equity
Short-term debt	$366.8	$620.7
Accounts payable	946.9	978.3
Accrued expenses	795.1	935.4
Other current liabilities	251.4	267.4
Related party liabilities (Note 15)	18.6	63.7
Operating lease liabilities - current (Note 4)	39.6	—
Total current liabilities	2,418.4	2,865.5
Long-term debt	1,850.2	1,609.0
Pension liability	202.8	198.2
Other non-current liabilities	150.5	152.1
Operating lease liabilities - non-current (Note 4)	125.9	—
Total non-current liabilities	2,329.4	1,959.3
Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	2,151.1	2,041.8
Accumulated other comprehensive loss	(396.3)	(423.2)
Treasury stock	(1,162.8)	(1,167.0)
Total controlling interest	2,024.1	1,883.7
Non-controlling interest	13.6	13.1
Total equity	2,037.7	1,896.8
Total liabilities and equity	$6,785.5	$6,721.6

See Notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six months ended
	June 30, 2019	June 30, 2018
Operating activities
Net income from continuing operations	$220.9	$352.3
Net loss from discontinued operations	—	(195.8)
Depreciation and amortization	176.0	223.3
Net change in operating assets and liabilities	(54.2)	(329.4)
Other, net	(209.6)	12.6
Net cash provided by operating activities	133.1	63.0

Investing activities
Expenditures for property, plant and equipment	(236.8)	(306.4)
Proceeds from sale of property, plant and equipment	1.0	2.4
Acquisitions of businesses and interest in/additional contributions to affiliates, net of cash acquired	—	(72.9)
Net cash used in investing activities	(235.8)	(376.9)

Financing activities
Net (decrease) increase in short-term debt	(250.8)	410.0
Issuance of long-term debt, net of discount	245.2	582.2
Debt issuance cost	(0.3)	(2.6)
Dividends paid	(108.5)	(106.6)
Dividends paid to non-controlling interest	—	(2.0)
Common stock options exercised	0.2	7.6
Capital distribution to Veoneer	—	(979.7)
Net cash used in financing activities	(114.2)	(91.1)
Effect of exchange rate changes on cash and cash equivalents	7.5	(47.0)
Decrease in cash and cash equivalents	(209.4)	(452.0)
Cash and cash equivalents at beginning of period	615.8	959.5
Cash and cash equivalents at end of period	$406.4	$507.5

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED)

(Dollars in millions)

	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total parent shareholders' equity	Non- controlling interest	Total equity
Balances at December 31, 2018	87.1	$102.8	$1,329.3	$2,041.8	$(423.2)	$(1,167.0)	$1,883.7	$13.1	$1,896.8
Comprehensive Income:
Net income				111.4	—		111.4	0.1	111.5
Foreign currency translation adjustment				—	20.5		20.5	0.3	20.8
Net change in cash flow hedges				—	—		—	—	—
Pension liability				—	0.1		0.1	—	0.1
Total Comprehensive Income	—	—	—	111.4	20.6	—	132.0	0.4	132.4
Stock-based compensation	0.1			—	—	1.6	1.6	—	1.6
Cash dividends declared				(54.3)	—		(54.3)	—	(54.3)
Distribution to Veoneer				(2.5)	—		(2.5)	—	(2.5)
Balances at March 31, 2019	87.2	102.8	1,329.3	2,096.4	(402.6)	(1,165.4)	1,960.5	13.5	1,974.0
Comprehensive Income:
Net income				109.1	—		109.1	0.3	109.4
Foreign currency translation adjustment				—	6.3		6.3	(0.2)	6.1
Net change in cash flow hedges				—	—		—	—	—
Pension liability				—	0.0		0.0	—	0.0
Total Comprehensive Income	—	—	—	109.1	6.3	—	115.4	0.1	115.5
Stock-based compensation	0.0			—	—	2.6	2.6	—	2.6
Cash dividends declared				(54.2)	—		(54.2)	—	(54.2)
Distribution to Veoneer				(0.2)	—		(0.2)	—	(0.2)
Balances at June 30, 2019	87.2	$102.8	$1,329.3	$2,151.1	$(396.3)	$(1,162.8)	$2,024.1	$13.6	$2,037.7

	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total parent shareholders' equity	Non- controlling interest	Total equity
Balances at December 31, 2017	87.0	$102.8	$1,329.3	$4,079.2	$(287.5)	$(1,188.7)	$4,035.1	$134.3	$4,169.4
Comprehensive Income:
Net income				126.7	—		126.7	(4.3)	122.4
Foreign currency translation adjustment				—	85.7		85.7	5.8	91.5
Net change in cash flow hedges				—	0.4		0.4	—	0.4
Pension liability				—	0.6		0.6	—	0.6
Total Comprehensive Income	—	—	—	126.7	86.7	—	213.4	1.5	214.9
Stock-based compensation				—	—	8.6	8.6	—	8.6
Cash dividends declared				(54.2)	—		(54.2)	—	(54.2)
Distribution to Veoneer				—	—		—	—	—
Adjustment due to adoption of ASC 606				3.3	—		3.3	—	3.3
Adjustment due to adoption of ASU 2018-02				10.2	(10.2)		—	—	—
Balances at March 31, 2018	87.0	102.8	1,329.3	4,165.2	(211.0)	(1,180.1)	4,206.2	135.8	4,342.0
Comprehensive Income:
Net income				37.2	—		37.2	(3.1)	34.1
Foreign currency translation adjustment				—	(190.9)		(190.9)	(5.4)	(196.3)
Net change in cash flow hedges				—	0.7		0.7	—	0.7
Pension liability				—	5.1		5.1	—	5.1
Total Comprehensive Income	—	—	—	37.2	(185.1)	—	(147.9)	(8.5)	(156.4)
Stock-based compensation				—	—	7.2	7.2	—	7.2
Cash dividends declared				(54.2)	—		(54.2)	—	(54.2)
Dividends paid to non-controlling interest on subsidiary shares				—	—		—	(2.0)	(2.0)
Distribution to Veoneer				(2,029.8)	13.0		(2,016.8)	(112.2)	(2,129.0)
Balances at June 30, 2018	87.0	$102.8	$1,329.3	$2,118.4	$(383.1)	$(1,172.9)	$1,994.5	$13.1	$2,007.6

See Notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2019

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

2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging (Topic 815), Targeted improvements to accounting for hedging activities. The amendments in ASU 2017-12 better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in ASU 2017-12 also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in ASU 2017-12 modify disclosures required in current GAAP. Those modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. The amendments also require new tabular disclosures related to cumulative basis adjustments for fair value hedges. The amendments in ASU 2017-12 are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the annual period that an entity adopts the amendments in ASU 2017-12. The Company adopted ASU 2017-12 in the annual period beginning January 1, 2019. The adoption of ASU 2017-12 did not have a material impact on the consolidated financial statements since the Company had no cash flow hedges at the date of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2016-02 in the annual period beginning January 1, 2019. The Company applied the modified retrospective transition method and elected the transition option to use the effective date January 1, 2019 as the date of initial application. The Company did not adjust its comparative period financial statements for effects of ASU 2016-02, nor has it made the new required lease disclosures for periods before the effective date. The Company has recognized its cumulative effect transition adjustment as of the effective date. In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow the Company to carry forward the historical lease classification. The adoption of the new standard resulted in recording operating lease assets and lease liabilities of $155.4 million as of January 1, 2019, which is shown in the table below. No material finance leases were identified as of January 1, 2019. In addition, there was no material impact on the consolidated financial statements where the Company is deemed to be the lessor in an “embedded lease” arrangement.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and early adoption is permitted for annual periods beginning after December 15, 2018. The Company has a project team that is currently evaluating the impact of its pending adoption of ASU 2016-13 on the consolidated financial statements.

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

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$—	$551.0	$—	$1,122.9
Cost of sales	—	(445.4)	—	(898.4)
Gross profit	—	105.6	—	224.5
Selling, general and administrative expenses	—	(34.0)	—	(59.7)
Research, development and engineering expenses, net	—	(118.8)	—	(224.0)
Amortization of intangibles	—	(5.2)	—	(10.5)
Other income (expense), net	—	(52.7)	—	(53.4)
Operating loss	—	(105.1)	—	(123.1)
Loss from equity method investments	—	(15.9)	—	(29.9)
Interest income		0.7		0.7
Interest expense	—	(0.3)	—	(0.4)
Other non-operating items, net	—	0.4	—	0.5
Loss before income taxes	—	(120.2)	—	(152.2)
Income tax expense	—	(38.9)	—	(43.6)
Loss from discontinued operations, net of income taxes	—	(159.1)	—	(195.8)
Less: Net loss attributable to non-controlling interest	—	(3.6)	—	(8.3)
Net loss from discontinued operations	$—	$(155.5)	$—	$(187.5)

The Company incurred $70.9 million in separation costs related to the spin-off of Veoneer for the six months period ended June 30, 2018 and was reported in Other income (expense), net. These costs were primarily related to professional fees associated with planning the spin-off, as well as spin-off activities within finance, tax, legal and information system functions and certain investment banking fees incurred upon the completion of the spin-off.

In connection with the spin-off, Autoliv entered into definitive agreements with Veoneer that, among other matters, set forth the terms and conditions of the spin-off and provide a framework for Autoliv’s relationship with Veoneer after the spin-off (the “Spin-Off Agreements”). For more detailed information concerning the Spin-off Agreements, see Note 3 to the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019. No changes have been made to any of the agreements as of June 30, 2019.

Veoneer Capital Contribution

In connection with the spin-off, Autoliv capitalized Veoneer with approximately $1 billion of cash. Net assets of $2,129 million, including approximately $1 billion of cash, were transferred to Veoneer on or prior to the Distribution Date, including $13 million of accumulated other comprehensive loss (primarily related to pension and cumulative translation adjustment) and the non-controlling interest of $112 million. This resulted in a $2,030 million reduction to retained earnings. In the second half of 2018 an adjustment to the cash contribution amount of $5 million was made reducing the net assets contributed to Veoneer to $2,123 million. In the second quarter of 2019 an adjustment of $0.2 million was made to true-up the $2.5 million contribution made to Veoneer as an adjustment of deferred tax assets related to Veoneer.

The following table presents depreciation, amortization, capital expenditures, acquisition of businesses and significant non-cash items of the discontinued operations related to Veoneer (dollars in millions).

	Six months ended
	June 30, 2019	June 30, 2018
Depreciation	$—	$44.8
Amortization of intangible assets	—	10.5
Capital expenditures	—	71.1
Acquisition in affiliate, net	—	71.0
M/A-COM earn-out adjustment	—	(14.0)
Undistributed loss from equity method investment	—	29.9

4. LEASES

The Company has operating leases for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment. The Company’s leases have remaining lease terms of 1-47 years, some of which include options to extend the leases for up to 25 years, and some of which include options to terminate the leases within 1 year.

Finance lease right-of-use assets are presented together with other property, plant and equipment assets and finance lease liabilities are presented together with other short-term and long-term liabilities in the Condensed Consolidated Balance Sheets. However, the Company has not identified any material finance leases as of June 30, 2019.

As of June 30, 2019, the Company has no additional material operating leases that have not yet commenced.

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

The following tables provide information about the Company’s leases. Since finance leases are not material the finance lease cost components have not been disclosed in the tables below.

Lease cost
(in millions)	Three months ended	Six months ended
	June 30 2019	June 30, 2019
Operating lease cost	$12	$24
Short-term lease cost	1	3
Variable lease cost	1	2
Sublease income	(1)	(2)
Total lease cost	$13.0	$27.0

Other information
(in millions)	Six months ended or as of
June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$24
Right-of-use assets obtained in exchange for new operating lease liabilities	30
Weighted-average remaining lease term - operating leases	7 years
Weighted-average discount rate - operating leases	2.3%

Maturities of operating lease liabilities (undiscounted cash flows) are as follows:
(in millions)
As of June 30, 2019
2019 (excluding the six months ended June 30, 2019)	$23
2020	37
2021	26
2022	21
2023	18
Thereafter	56
Total operating lease payments	181
Less imputed interest	(16)
Total operating lease liabilities	$165

5. REVENUE

Disaggregation of revenue

In the following tables, revenue from the Company’s continuing operations is disaggregated by primary region and products.

Net Sales by Products
(Dollars in millions)	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Airbag Products and Other1)	$1,435.7	$1,437.9	$2,883.4	$2,877.5
Seatbelt Products1)	719.0	773.6	1,445.3	1,574.9
Total net sales	$2,154.7	$2,211.5	$4,328.7	$4,452.4

1)	Including Corporate and other sales.

Net Sales by Region
(Dollars in millions)	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
China	$349.5	$385.1	$680.0	$751.5
Japan	191.1	195.5	399.2	410.2
Rest of Asia	217.1	211.6	429.3	422.7
Americas	758.1	682.3	1,501.1	1,349.5
Europe	638.9	737.0	1,319.1	1,518.5
Total net sales	$2,154.7	$2,211.5	$4,328.7	$4,452.4

Contract balances

The contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets on the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three and six months period ended June 30, 2019 is not material.

Certain contracts have resulted in consideration in advance of fulfilling the performance obligations and the amounts received have been classified as contract liabilities within Other current liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheet. The portion of the contract liabilities recognized as revenue for the three and six months period ended June 30, 2019 is not material.

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

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis for the continuing operations. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below, in the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

	June 30, 2019
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$909.6	1)	$6.4	2)	$2.9	3)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$909.6		$6.4		$2.9

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $909.6 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $6.4 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.9 million.

	December 31, 2018
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$659.1	1)	$1.9	2)	$1.1	3)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$659.1		$1.9		$1.1

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $659.1 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.9 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.1 million.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of June 30, 2019 and December 31, 2018 related to the continuing operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at June 30, 2019 and December 31, 2018 related to the continuing operations were foreign exchange swaps.

For the three months ended June 30, 2019 and June 30, 2018, the gains and losses recognized in other non-operating items, net were a gain of $5.8 million and a loss of $4.4 million, respectively, for derivative instruments not designated as hedging instruments. For the six months ended June 30, 2019 and June 30, 2018, the gains and losses recognized in other non-operating items, net were a gain of $2.6 million and a loss of $5.3 million, respectively, for derivative instruments not designated as hedging instruments.

For the three and six month periods ended June 30, 2019 and June 30, 2018, the gains and losses recognized as interest expense were immaterial.

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

In the table below “Bonds” relates to multiple USPP bonds and Euro denominated bonds. “Loans” relates to utilized long-term loan facilities. In June 2019, the company issued a €100 million bond and utilized a SEK 1,200 million long term loan facility.

The fair value and carrying value of debt for the continuing operations is summarized in the table below (dollars in millions).

	June 30,	June 30,	December 31,	December 31,
	2019	2019	2018	2018
	Carrying	Fair	Carrying	Fair
	value1)	value	value1)	value
Long-term debt
Bonds	$1,720.3	$1,809.3	$1,609.0	$1,628.9
Loans	129.4	129.4	—	—
Other long-term debt	0.5	0.5	—	—
Total	$1,850.2	$1,939.2	$1,609.0	$1,628.9

Short-term debt
Commercial paper	$273.4	$273.4	$342.6	$342.6
Short-term portion of long-term debt	60.0	61.2	268.1	270.4
Overdrafts and other short-term debt	33.4	33.4	10.0	10.0
Total	$366.8	$368.0	$620.7	$623.0

1)	Debt as reported in balance sheet.

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

For the three and six month periods ended June 30, 2019 and June 30, 2018, the Company did not record any impairment charges on its long-lived assets for its continuing operations.

7. INCOME TAXES

The effective tax rate in the second quarter of 2019 was 27.4% compared to 8.1% in the same quarter of 2018. Discrete tax items, net in the second quarter of 2019 had a favorable impact of 1.3%. In the second quarter of 2018, discrete tax items, net had a favorable impact of 19.2%, principally due to the reversal of valuation allowances against deferred tax assets. The effective tax rate for the first six months of 2019 was 27.4% compared to 19.8% in the same period of 2018. Discrete tax items, net for the first six months of 2019 had a favorable impact of 0.4%. In the same period of 2018, discrete tax items, net had a favorable impact of 7.4%.

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

As of June 30, 2019, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the first six months of 2019, the Company recorded a net increase of $0.6 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $56.7 million recorded at June 30, 2019, $5.6 million is classified as current tax payable within Other current liabilities and $51.1 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

8. INVENTORIES

Inventories are stated at the lower of cost (FIFO) and net realizable value. The components of inventories for the continuing operations were as follows (dollars in millions):

	As of
	June 30, 2019	December 31, 2018
Raw materials	$357.2	$370.9
Work in progress	281.4	277.4
Finished products	182.0	194.7
Inventories	820.6	843.0
Inventory valuation reserve	(84.5)	(85.1)
Total inventories, net of reserve	$736.1	$757.9

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

The majority of the reserve balance as of June 30, 2019 pertains to restructuring activities initiated in Western Europe over the past few years. Several restructuring activities were initiated in the second quarter of 2019 and $12.9 million was accrued in the second quarter related to these activities. The Company anticipates that its restructuring activities in Western Europe for a number of plants, none of which are individually or in the aggregate material as of June 30, 2019, will continue through dates ranging from 2019 through 2023. The total amount of costs expected to be incurred in connection with these restructuring activities ranges from approximately $2 million to $31 million for each individual activity. In the aggregate, the cost for these Western European restructuring activities is approximately $110 million and the remaining restructuring liability as of June 30, 2019 is approximately $27 million out of the $40 million total reserve balance.

The table below summarizes the change in the balance sheet position of the employee related restructuring reserves for the continuing operations (dollars in millions). Restructuring costs other than employee related costs are immaterial for all periods presented.

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Reserve at beginning of the period	$28.5	$41.1	$33.4	$39.6
Provision - charge	12.9	1.0	13.7	4.3
Provision - reversal	—	—	(0.1)	—
Cash payments	(1.4)	(3.9)	(6.5)	(6.8)
Translation difference	0.3	(2.2)	(0.2)	(1.1)
Reserve at end of the period	$40.3	$36.0	$40.3	$36.0

10. PRODUCT-RELATED LIABILITIES

The Company has reserves for product risks. Such reserves are related to product performance issues including recalls, product liability and warranty issues. For further explanation, see Note 12. Contingent Liabilities below.

For the three and six month periods ended June 30, 2019 and June 30, 2018, provisions and cash paid primarily relate to recall and warranty related issues. The decrease in the reserve balance as of June 30, 2019 compared to the prior year was mainly due to cash payments.

Pursuant to the Spin-Off Agreements, Autoliv is also required to indemnify Veoneer for recalls related to certain qualified Electronics products. At June 30, 2019, the indemnification liabilities are approximately $9 million within Accrued expenses on the Condensed Consolidated Balance Sheets. Insurance receivables are included within Other current assets and Investments and other non-current assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the change in the balance sheet position of the product-related liabilities related to the continuing operations (dollars in millions).

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Reserve at beginning of the period	$60.5	$80.5	$62.2	$95.6
Change in reserve	5.2	19.4	8.1	18.0
Cash payments	(9.9)	(5.2)	(14.3)	(19.7)
Translation difference	0.1	(1.4)	(0.1)	(0.6)
Reserve at end of the period	$55.9	$93.3	$55.9	$93.3

11. RETIREMENT PLANS

The Company’s most significant defined benefit plan is the Autoliv ASP, Inc. Pension Plan for which the benefits are based on an average of the employee’s earnings in the years preceding retirement and on credited service. This plan is closed for employees hired after December 31, 2003. In December 2017, the Company decided to amend the U.S. defined pension plan, communicating a benefits freeze that will begin on December 31, 2021.

For the Company’s non-U.S. defined benefit plans the most significant individual plan resides in the U.K. The Company has closed participation in the U.K. defined benefit plan to exclude all employees hired after April 30, 2003 with few members accruing benefits.

The Net Periodic Benefit Costs from continuing operations related to Other Post-retirement Benefits were not significant to the Condensed Consolidated Financial Statements of the Company for the three and six months ended June 30, 2019 and June 30, 2018 and are not included in the table below.

The components of total Net Periodic Benefit Cost from continuing operations associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service cost	$4.5	$5.0	$9.0	$10.0
Interest cost	5.2	4.6	10.3	9.3
Expected return on plan assets	(3.9)	(5.6)	(7.7)	(11.2)
Amortization of prior service cost	0.1	0.1	0.2	0.1
Amortization of actuarial loss	0.6	0.8	1.2	1.6
Net Periodic Benefit Cost	$6.5	$4.9	$13.0	$9.8

The Service cost and Amortization of prior service cost components in the table above are reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components - Interest cost, Expected return on plan assets and Amortization of actuarial loss - are reported as Other non-operating items, net in the Consolidated Statements of Income.

The decrease in expected return on plan assets for the three and six months ended June 30, 2019 compared to the same periods of the previous year is due to a lower assumed long-term rate of return on mainly the U.S. plan assets.

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

ANTITRUST MATTERS

Authorities in several jurisdictions have conducted broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations included, but are not limited to, the products that the Company sells. In addition to concluded and pending matters, authorities of other countries with significant light vehicle manufacturing or sales may initiate similar investigations. It is the Company’s policy to cooperate with governmental investigations.

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

On March 5, 2019, the EC completed the remaining portion of the investigation and imposed a fine on the Company of €179 million (approximately $203 million). In the fourth quarter of 2018, the Company had previously accrued €184 million (approximately $210 million) with respect to the remaining portion of the investigation. The difference between the actual fine and the accrual is reported in Other income (expense), net in the Consolidated statements of net income. The final payment of the actual fine was made in June 2019.

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

In September 2016, the insurer (and its affiliated entities) that opted out of the end-payor class settlement filed an antitrust lawsuit in the United States District Court for the Eastern District of Michigan. The Company has accrued an amount that is not material to the Company’s results of operations to resolve this issue.

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

The Company recorded approximately $2.6 million and $3.7 million in stock-based compensation expense in continuing operations related to RSUs and PSs for the three and six month periods ended June 30, 2019, respectively. During the three and six month periods ended June 30, 2018, the Company recorded $2.4 million and $4.7 million, respectively, of stock-based compensation expense in continuing operations related to RSUs and PSs.

14. EARNINGS PER SHARE

For the three month period ended June 30, 2019 and June 30, 2018, approximately 53 thousand and 0 thousand shares, respectively, were excluded from the computation of the diluted EPS, since the inclusion of these awards would be antidilutive. For the six month period ended June 30, 2019 and June 30, 2018, approximately 54 thousand and 0 thousand shares, respectively, were excluded from the computation of the diluted EPS.

During the three month periods ended June 30, 2019 and June 30, 2018 approximately 11 thousand and 41 thousand shares of common stock from the treasury stock were utilized by the Plan. During the six month periods ended June 30, 2019 and June 30, 2018 approximately 88 thousand and 159 thousand shares of common stock from the treasury stock were utilized by the Plan.

The computation of basic and diluted EPS under the two-class method were as follows:

(In millions, except per share amounts)	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Basic and diluted:
Net income from continuing operations	$109.1	$192.7	$220.5	$351.4
Net loss from discontinued operations	—	(155.5)	—	(187.5)
Net income attributable to controlling interest	109.1	37.2	220.5	163.9
Participating share awards with dividend equivalent rights	0.0	0.0	0.0	0.0
Net income available to common shareholders	109.1	37.2	220.5	163.9
Earnings allocated to participating share awards1)	0.0	0.0	0.0	0.0
Net income attributable to common shareholders	$109.1	$37.2	$220.5	$163.9
Denominator: 1)
Basic: Weighted average common stock	87.2	87.1	87.2	87.1
Add: Weighted average stock options/share awards	0.1	0.3	0.2	0.3
Diluted:	87.3	87.4	87.4	87.4

Basic EPS:
Continuing operations	$1.25	$2.21	$2.53	$4.03
Discontinued operations	$—	$(1.78)	$—	$(2.15)
Basic EPS	$1.25	$0.43	$2.53	$1.88

Diluted EPS:
Continuing operations	$1.25	$2.20	$2.52	$4.02
Discontinued operations	$—	$(1.77)	$—	$(2.14)
Diluted EPS	$1.25	$0.43	$2.52	$1.88

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

15. RELATED PARTY TRANSACTIONS

Throughout the periods covered by the unaudited condensed consolidated financial statements, Autoliv purchased finished goods from Veoneer. Related party purchases from Veoneer amounted to approximately $19 million and $20 million for the three month periods ended June 30, 2019 and June 30, 2018, respectively and to approximately $37 million and $43 million for the six month periods ended June 30, 2019 and June 30, 2018, respectively.

Autoliv also subleases certain office space to Veoneer. However, related party sublease income from Veoneer is not material for the three months ended June 30, 2019.

Related party balances

Amounts due to and due from related parties are summarized in the below table:

	As of
Related party (Dollars in millions)	June 30, 2019	December 31, 2018
Related party receivables	$12.4	$15.0
Related party payables	9.7	50.7
Related party accrued expenses	8.9	13.0

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

16. SUBSEQUENT EVENTS

There were no reportable events subsequent to June 30, 2019.

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

Autoliv’s fiscal year ends on December 31.

EXECUTIVE OVERVIEW

Financial highlights in the second quarter of 2019

•	$2,155 million consolidated sales
•	1.5% organic sales growth (non-U.S. GAAP measure, see reconciliation tables below)
•	7.9% operating margin
•	8.5% adjusted operating margin (non-U.S. GAAP measure, see reconciliation tables below)
•	$1.25 EPS - a decline of 43%
•	$1.38 adjusted EPS – a decline of 38% (non-U.S. GAAP measure, see reconciliation tables below)

Key business developments in the second quarter of 2019

•	Organic growth outperformed global light vehicle production by 9.1pp mainly due to Americas and China.
•	Profitability continued to be impacted by severe global LVP decline and high raw material costs.
•

Accelerated cost improvement actions. Total workforce declined by 1,208 in the quarter, mainly direct labor. Initiated actions to reduce indirect headcount by about 5%. Additional restructuring measures are being evaluated.

The Company experienced another challenging quarter dominated by severe weakness in global light vehicle markets and high raw material costs with reduced profitability as a consequence. The uncertainty remains high in a falling market and the Company currently does not see any signs of a turnaround in light vehicle demand. Therefore, the Company now indicate a lower full year 2019 sales and profitability.

As market weakness has continued in the second quarter, the Company has increased its cost improvement actions, including targeting a reduction of the Company’s indirect workforce by approximately 5% and implementing a sharpened purchasing process. The Company already see the effects from its current cost reduction actions, with total headcount declining by around 1,200 in the second quarter and launch related costs continued to decline compared to the first quarter.

The Company is managing the sharp decline in global LVP by its cost reduction actions already implemented as well as planned. Furthermore, management sees both room and need for further improvements in certain areas.

The Company’s sales continued to develop significantly better than LVP, with organic growth (non-U.S. GAAP measure) outperforming LVP in all regions except Japan, where the Company expects outperformance to begin later this year. In North America and China, the Company’s organic growth (non-U.S. GAAP measure) was 14pp higher than LVP growth, while it was 9pp above global LVP growth.

Order intake continued on a good level, securing a strong order book and a prolonged outperformance compared to LVP.

In addition to near term focused cost reduction actions, the Company accelerated its efforts on building the foundation for improving the entire value chain, including increased flexible automation, digitalization and R,D&E efficiency.

The Company is well positioned to navigate through significant challenges from LVP volatility and geopolitical uncertainty by forcefully implementing necessary near term cost reductions and investing for longer term margin improvement, while, as always having quality as the Company’s first priority.

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see reconciliations for "Organic sales", "Operating working capital", "Net debt", “Leverage ratio”, “Adjusted operating income”, “Adjusted operating margin” and “Adjusted EPS” provided below. Management believes that these non-U.S. GAAP financial measures provide supplemental information to investors regarding the performance of the Company’s business and assist investors in analyzing trends in the Company's business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as substitutes for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to the most directly comparable U.S. GAAP financial measures. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	or as of June 30		or as of June 30
	2019	2018	2019	2018
Total parent shareholders’ equity per share	$23.21	$22.90	$23.21	$22.90
Capital employed 1)	3,849	3,792	3,849	3,792
Net debt 2)	1,811	1,785	1,811	1,785

Operating working capital 2)	645	776	645	776
Operating working capital relative to sales, % 10)	7.5	9.1	7.5	9.1

Gross margin, % 3)	18.6	19.9	18.0	20.2
Operating margin, % 4)	7.9	10.4	7.9	10.6

Return on total equity, % 5)	21.8	24.3	22.4	20.1
Return on capital employed, % 6)	18.3	21.2	18.9	21.5

Headcount at period-end 7)	65,670	66,193	65,670	66,193

Days receivables outstanding 8)	72	79	72	78
Days inventory outstanding 9)	35	33	35	32

1)	Total equity and net debt.
2)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”.
3)	Gross profit relative to sales.
4)	Operating income relative to sales.
5)	Net income from continuing operations relative to average total equity.
6)	Operating income and income from equity method investments, relative to average capital employed.
7)	Employees plus temporary, hourly personnel.
8)	Outstanding receivables relative to average daily sales.
9)	Outstanding inventory relative to average daily sales.
[1]0)	Latest 12 months of net sales.

THREE MONTHS ENDED JUNE 30, 2019 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2018

Consolidated Sales

Consolidated sales decreased with 2.6% compared to the second quarter of 2018 with an organic growth of 1.5% (non-US GAAP measure, see reconciliation table below) offset by currency effects of negative 4.1%.

	Second quarter			Components of change in net sales
	2019	2018	Reported change	Currency effects 1)	Organic 3)
Airbags and other 2)	$1,435.7	$1,437.9	(0.2)%	(3.7)%	3.5%
Seatbelts 2)	719.0	773.6	(7.1)%	(4.9)%	(2.2)%
Total	$2,154.7	$2,211.5	(2.6)%	(4.1)%	1.5%

Asia	$757.7	$792.2	(4.4)%	(4.7)%	0.3%
Whereof: China	349.5	385.1	(9.2)%	(6.6)%	(2.6)%
Japan	191.1	195.5	(2.3)%	(0.9)%	(1.4)%
Rest of Asia	217.1	211.6	2.6%	(4.7)%	7.3%
Americas	758.1	682.3	11.1%	(0.4)%	11.5%
Europe	638.9	737.0	(13.3)%	(6.8)%	(6.5)%
Total	$2,154.7	$2,211.5	(2.6)%	(4.1)%	1.5%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.
3)	Non-U.S. GAAP measure

Sales by Product

Airbag sales organic growth (non-U.S. GAAP measure, see reconciliation table above) was mainly driven by strong performance for all types of airbags in North America, steering wheels in North America and frontal airbags, side airbags and inflatable curtains in Rest of Asia. The fastest growing product category was pedestrian safety, from a low base, followed by steering wheels, passenger airbags and knee airbags.

Seatbelt sales organic decline (non-U.S. GAAP measure, see reconciliation table above) was mainly driven by weaker sales in Europe, but also to a smaller degree in China, partly mitigated by better performance in North America, Japan and Rest of Asia. The trend of higher sales of more advanced and higher value-added seatbelt systems continued, especially in China and Japan, partly offset by weaker sales in North America.

Sales by Region

Growing globally by 1.5% organically (non-U.S. GAAP measure, see reconciliation table above), the Company grew faster than light vehicle production (according to IHS) by more than 9pp. The largest contributor to overall growth was North America, supported by South America, South Korea and Thailand, partly offset by declines in Europe, China and Japan. The Company grew sales organically (non-U.S. GAAP measure) by around 14pp more than LVP in North America and China while the Company’s 6.5% organic (non-U.S. GAAP measure) sales decline in Europe was 0.2pp better than LVP. In South America the Company grew organically (non-U.S. GAAP measure) around 22pp more than LVP, in Japan the Company underperformed LVP by about 7pp while the Company outgrew LVP by around 11pp in Rest of Asia.

Organic growth1)	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	11.5%	(6.5)%	(2.6)%	(1.4)%	7.3%	1.5%
Main growth drivers	Honda, Nissan, GM, Tesla, FCA	Volvo	Honda, VW, Toyota	Honda, Subaru	South Korea and Thailand	Americas, Rest of Asia
Main decline drivers	Daimler	Daimler, Renault, BMW, Ford, JLR	Geely, Baojun Great Wall	Mitsubishi, Nissan	Mitsubishi, Tata	Europe, Domestic OEMs in China

1)	Non-U.S. GAAP measure

Light Vehicle Production Development

Change vs. same quarter last year

	Americas	Europe	China	Japan	RoA	Total
LVP1)	(2.4)%	(6.7)%	(16.5)%	5.7%	(3.5)%	(7.6)%

1)	Source: IHS July 2019.

Earnings

	Three months ended
(Dollars in millions, except per share data)	June 30, 2019	June 30, 2018	Change
Net Sales	$2,154.7	$2,211.5	(2.6)%
Gross profit	399.7	439.7	(9.1)%
% of sales	18.6%	19.9%	(1.3	)pp
S, G&A	(101.1)	(99.8)	1.3%
% of sales	(4.7)%	(4.5)%	0.2	pp
R, D&E, net	(117.0)	(117.5)	(0.4)%
% of sales	(5.4)%	(5.3)%	0.1	pp
Other income (expense), net	(9.2)	9.6	195.8%
Operating income	169.5	229.1	(26.0)%
% of sales	7.9%	10.4%	(2.5	)pp
Adjusted operating income1)	183.2	230.2	(20.4)%
% of sales	8.5%	10.4%	(1.9	)pp
Financial and non-operating items, net	(18.7)	(19.0)	(1.6)%
Income before taxes	150.8	210.1	(28.2)%
Tax rate	27.4%	8.1%	19.3	pp
Net income from continuing operations	109.4	193.2	(43.4)%
Earnings per share from continuing operations, diluted2)	1.25	2.20	(43.2)%
Adjusted earnings per share, diluted1),2)	1.38	2.22	(37.8)%

1)	Non-U.S. GAAP measure, excluding costs for capacity alignment and antitrust related matters.
2)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

Gross profit declined by $40 million and the gross margin declined by 1.3pp compared to the same quarter 2018. The gross margin was adversely impacted by the sharp decline in global light vehicle production resulting in a lower utilization of the Company’s production assets and raw material headwinds. This was offset to some degree by organic growth (non-U.S. GAAP measure) from launches of new products, which have a lower margin contribution in the early phase of the ramp-up.

S,G&A was close to unchanged in USD terms, but increased slightly as percent of sales due to the sales decline.

R,D&E, net was close to unchanged in USD terms, but increased slightly as percent of sales due to the sales decline.

Other income (expense), net of negative $9 million in the second quarter of 2019 was $19 million lower than in the prior year, mainly due to accruals in second quarter 2019 relating to future reductions of the Company’s indirect workforce and lower government income in China.

Operating income decreased by $60 million, as a consequence of the decline in gross profit and other income (expense), net.

Adjusted operating income (non-U.S. GAAP measure, see reconciliation table below) decreased by $47 million, mainly due to the lower gross profit.

Financial and non-operating items, net was close to unchanged at $19 million compared to the prior year.

Income before taxes decreased by $59 million, mainly as a consequence of the lower operating income.

Effective tax rate of 27.4% was 19.3 pp higher than last year primarily because the second quarter 2018 was positively affected by the reversal of certain valuation allowances as a consequence of the Veoneer spin-off.

Earnings per share from continuing operations, diluted decreased by 95 cents primarily due to 44 cents from unusual tax items, 39 cents from lower operating income and 11 cents from costs related to capacity alignment and antitrust related matters.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2018

Consolidated Sales

Consolidated sales decreased with 2.8% compared to the first six months of 2018 with an organic growth of 1.6% (non-US GAAP measure, see reconciliation table below) offset by currency effects of negative 4.4%.

	Six months			Components of change in net sales
	2019	2018	Reported change	Currency effects 1)	Organic 3)
Airbags and other 2)	$2,883.4	$2,877.5	0.2%	(4.0)%	4.2%
Seatbelts 2)	1,445.3	1,574.9	(8.2)%	(5.2)%	(3.0)%
Total	$4,328.7	$4,452.4	(2.8)%	(4.4)%	1.6%

Asia	$1,508.5	$1,584.4	(4.8)%	(4.5)%	(0.3)%
Whereof: China	680.0	751.5	(9.5)%	(6.2)%	(3.3)%
Japan	399.2	410.2	(2.7)%	(1.4)%	(1.3)%
Rest of Asia	429.3	422.7	1.6%	(4.6)%	6.2%
Americas	1,501.1	1,349.5	11.2%	(0.9)%	12.1%
Europe	1,319.1	1,518.5	(13.1)%	(7.4)%	(5.7)%
Total	$4,328.7	$4,452.4	(2.8)%	(4.4)%	1.6%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.
3)	Non-U.S. GAAP measure

Sales by Product

Airbag sales organic growth (non-U.S. GAAP measure, see reconciliation table above) of 4.2% was mainly driven by strong performance for airbags in North America, steering wheels in North America and airbags in Rest of Asia. Of the $121 million in organic growth, almost 60% came from the steering wheels category with airbags contributing almost 30% of the organic growth in the first six months.

Seatbelt sales organic decline (non-U.S. GAAP measure, see reconciliation table above) of 3% was mainly driven by weaker sales in Europe, but also to a smaller degree in China, partly mitigated by better performance in North America, Japan and ASEAN. The trend of higher sales of more advanced and higher value-added seatbelt systems continued, especially in China and Japan.

Sales by Region

For the first six months of 2019 the Company grew organically (non-U.S. GAAP measure, see reconciliation table above) by 1.6% against the prior corresponding period, outperforming the LVP significantly with 8.5pp during the period. The contributors to the organic growth (non-U.S. GAAP measure) were the Americas and Rest of Asia, mainly ASEAN and India, with offsetting effects from Europe and China. The organic growth (non-U.S. GAAP measure) in the Americas was 12%, mainly driven by Honda, Nissan, FCA, Tesla and GM.

Growth in Rest of Asia was mainly driven by Hyundai/Kia in South Korea, Suzuki and Honda in India and Toyota in ASEAN.

Europe declined organically (non-U.S. GAAP measure) by close to 6%, in line with the LVP. The decline is from an array of customers such as Renault, BMW, JLR, Daimler and Ford.

Augmenting the offsetting effects is China declining organically (non-U.S. GAAP measure) by more than 3%, a result of weak sales from the domestic Chinese OEMs in the region, partly mitigated by the global OEMs growing close to 3% organically. The COEMs are primarily driven by a continued headwind from Baojun, Great Wall and Wuling. The growth with the GOEMs has been mainly through Honda and VW.

Overall the Company’s growth was largely driven by steering wheels (FCA and GM) and frontal airbags (Honda and VW). The inflator replacement business has a negligible effect on overall organic growth (non-U.S. GAAP measure), increasing in North America offset by China and Japan.

Light Vehicle Production Development

Change vs. same period last year

	Americas	Europe	China	Japan	RoA	Total
LVP1)	(2.9)%	(5.6)%	(14.2)%	3.0%	(2.3)%	(6.9)%

1)	Source: IHS July 2019.

Earnings

	Six months ended
(Dollars in millions, except per share data)	June 30, 2019	June 30, 2018	Change
Net Sales	$4,328.7	$4,452.4	(2.8)%
Gross profit	778.5	900.0	(13.5)%
% of sales	18.0%	20.2%	(2.2	)pp
S, G&A	(202.5)	(200.9)	0.8%
% of sales	(4.7)%	(4.5)%	0.2	pp
R, D&E, net	(224.4)	(226.0)	(0.7)%
% of sales	(5.2)%	(5.1)%	0.1	pp
Other income (expense), net	(3.2)	5.1	162.7%
Operating income	342.7	472.5	(27.5)%
% of sales	7.9%	10.6%	(2.7	)pp
Adjusted operating income1)	349.6	474.8	(26.4)%
% of sales	8.1%	10.7%	(2.6	)pp
Financial and non-operating items, net	(38.3)	(33.5)	14.3%
Income before taxes	304.4	439.0	(30.7)%
Tax rate	27.4%	19.8%	7.6	pp
Net income from continuing operations	220.9	352.3	(37.3)%
Earnings per share from continuing operations, diluted2)	2.52	4.02	(37.3)%
Adjusted earnings per share, diluted1),2)	2.57	4.04	(36.4)%

1)	Excluding costs for capacity alignment and antitrust related matters.
2)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

Gross profit declined by $122 million and the gross margin declined by 2.2pp compared to the same period 2018. The gross margin was adversely impacted by the sharp decline in global light vehicle production resulting in a lower utilization of the Company’s production assets, costs due to a labor conflict in Mexico, raw material headwinds and elevated launch related costs. This was offset to some degree by organic growth (non-U.S. GAAP measure) from launches of new products, which have a lower margin contribution in the early phase of the ramp-up.

Operating income decreased by $130 million, as a consequence of the decline in gross profit and other income (expense), net.

Other income (expense), net was $8 million lower mainly due to accruals in second quarter 2019 relating to global cost improvement actions and lower government income in China, partly offset by the European Community (EC) antitrust fine adjustment as disclosed in our first quarter 10-Q.

Financial and non-operating items, net was close to $5 million more negative compared to the same period last year, mainly due to higher net debt.

Income before taxes decreased by $135 million, mainly as a consequence of the lower operating income. Effective tax rate of 27.4% was 7.6 pp higher than last year primarily because the first six months of 2018 was positively affected by the reversal of certain valuation allowances as a consequence of the Veoneer spin-off.

Earnings per share, diluted decreased by 150 cents primarily due to 104 cents from lower operating income, 35 cents from unusual tax items, 8 cents from interest income and expense, and 3 cents from costs related to capacity alignment and antitrust matters.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow items for the first six months of 2018 are presented on a consolidated basis including both Continuing and Discontinued Operations, except when stated otherwise.

Net cash provided by operating activities amounted to $133 million compared to $63 million for the first six months of 2019 and 2018, respectively. The increase in cash flow from operations can mainly be attributed to the change in operating assets.

Net cash used in investing activities amounted to $236 million compared $377 million for the first six months of 2019 and 2018, respectively. The first six months of 2018 included significant activity from discontinued operations. Excluding discontinued operations investing activities amounted to approximately $235 million in 2018.

Net cash used in financing activities amounted to $(114) million compared $(91) million for the first six months of 2019 and 2018, respectively. During the first six months of 2019 financing activities were primarily related to improving the Company’s debt maturity profile, replacing short-term debt with long-term as noted in the Contractual Obligations section below. 2018 financing activities were primarily driven by the spin-off of Veoneer.

Non-U.S. GAAP measures

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income” and “Adjusted operating margin”

(Dollars in millions)

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$169.5	$13.7	$183.2	$229.1	$1.1	$230.2
Operating margin, %	7.9	0.6	8.5	10.4	0.0	10.4

1)	Excluding costs for capacity alignment and antitrust related matters.

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$342.7	$6.9	$349.6	$472.5	$2.3	$474.8
Operating margin, %	7.9	0.2	8.1	10.6	0.1	10.7

1)	Excluding costs for capacity alignment and antitrust related matters.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Second quarter 2019		Second quarter 2018
	Millions	Per share	Millions	Per share
Capacity alignment	$13.2	$0.15	$—	$—
Antitrust related matters	0.5	0.01	1.1	0.02
Total adjustments to operating income	13.7	0.16	1.1	0.02
Tax on non-U.S. GAAP adjustments1)	(2.7)	(0.03)	(0.1)	0.00
Total adjustments to net income	$11.0	$0.13	$1.0	$0.02

1) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

	First six months of 2019		First six months of 2018
	Millions	Per share	Millions	Per share
Capacity alignment	$13.1	$0.15	$1.2	$0.0
Antitrust related matters	(6.2)	(0.07)	1.1	0.01
Total adjustments to operating income	6.9	0.08	2.3	0.02
Tax on non-U.S. GAAP adjustments1)	(2.7)	(0.03)	(0.6)	0.00
Total adjustments to net income	$4.2	$0.05	$1.7	$0.02

1) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

The non-GAAP adjustment for the three months ended June 30, 2019 primarily consisted of capacity alignment amounting to $13.2 million. The non-GAAP adjustment for the six months ended June 30, 2019 primarily consisted of capacity alignment noted above offset by the $6.7 million antitrust accrual adjustment as reporting in the Company’s first quarter 10-Q.

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

Reconciliation of U.S. GAAP financial measure to “Operating working capital”

(Dollars in millions)

	June 30, 2019	June 30, 2018	December 31, 2018
Total current assets continuing operations	$3,052.2	$3,373.8	$3,285.4
Total current liabilities continuing operations 1)	(2,418.4)	(2,753.3)	(2,655.5)
Working capital	633.8	620.5	629.9
Cash and cash equivalents	(406.4)	(507.5)	(615.8)
Short-term debt	366.8	605.6	620.7
Derivative (asset) and liability, current	(3.5)	2.9	(0.8)
Dividends payable	54.1	54.0	54.0
Operating working capital	$644.8	$775.5	$688.0

1)	December 31, 2018, excluding the EC antitrust accrual.

Operating working capital (non-U.S. GAAP measure, see reconciliation table above) was 7.5% of sales compared to 9.1% of sales a year earlier, where the improvement mainly was a consequence of reduced account receivables. The Company targets that operating working capital in relation to the last 12-month sales should not exceed 10%.

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	June 30, 2019	June 30, 2018	December 31, 2018
Short-term debt	$366.8	$605.6	$620.7
Long-term debt	1,850.2	1,678.0	1,609.0
Total debt	2,217.0	2,283.6	2,229.7
Cash and cash equivalents	(406.4)	(507.5)	(615.8)
Debt issuance cost/Debt-related derivatives, net	0.3	8.6	4.9
Net debt	$1,810.9	$1,784.7	$1,618.8

Net debt (non-U.S. GAAP measure, see reconciliation table above) amounted to $1,811 million as of June 30, 2019, which was close to unchanged compared to a year earlier. As disclosed in the Contractual Obligation further down below, the Company obtained new long-term funding in the second quarter to improve its debt maturity profile paying down its short-term debt.

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

Calculation of “Leverage ratio”

(Dollars in millions)

	June 30, 2019	June 30, 2018	December 31, 2018
Net debt1)	$1,810.9	$1,784.7	$1,618.8
Pension liabilities	202.8	203.8	198.2
Debt per the Policy	2,013.7	1,988.5	1,817.0

Net income2)	248.1	189.1	183.7
Less: Net loss from discontinued operations2)	(2.0)	466.8	193.8
Net income continuing operations2)	246.1	655.9	377.5
Income taxes 2)	231.7	174.6	234.9
Interest expense, net2,3)	68.2	50.8	59.2
Depreciation and amortization of intangibles2)	349.9	325.2	342.0
Antitrust related matters and capacity alignment2)	221.4	43.2	216.5
EBITDA per the Policy	$1,117.3	$1,249.7	$1,230.1
Leverage ratio	1.8	1.6	1.5

1)	Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.

Leverage ratio (non-U.S. GAAP measure, see calculation in table above). Autoliv’s policy is to maintain a leverage ratio commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (non-U.S. GAAP measure) adjusted for pension liabilities in relation to EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for antitrust related matters and capacity alignment. The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of June 30, 2019, the Company had a leverage ratio of 1.8x, compared to 1.6x at March 31, 2019. The increase is primarily related to the payment of the EC antitrust fine.

Total equity increased in the quarter by $64 million compared to March 31, 2019 mainly due to $109 million from net income, partly offset by $54 million from dividends. Total equity increased by $141 million in the six months period 2019, mainly due to $221 million from net income, $27 million from currency translation effects, partly offset by $109 million from dividends.

Headcount

	June 30, 2019	March 31, 2019	June 30, 2018
Headcount	65,700	66,900	66,200
Whereof:
Direct workers in manufacturing	71%	71%	71%
Best cost countries	80%	80%	80%
Temporary personnel	10%	12%	13%

Compared to March 31, 2019, total headcount (permanent employees and temporary personnel) decreased by approximately 1,200. The decrease was driven by a reduction of temporary direct workers in manufacturing. Compared to a year ago, headcount decreased by approximately 500. The headcount reduction reflects the balance of cost reduction efforts to offset the decline in light vehicle markets and to support the growth in organic sales (non-U.S. GAAP measure) driven by new vehicle program launches.

Outlook 2019

The Company’s sales growth and adjusted operating margin (non-U.S. GAAP measure) outlook ranges for 2019 reflects the continuing high level of uncertainty in the automotive markets and is based today on global LVP production declining by 4% to 6% in full year 2019 compared to full year 2018.

Financial measure	Full year indication
Organic sales growth	1% to 3%
Consolidated sales growth	(1)% to 1%
Adjusted operating margin 1)	9% to 9.5%
R,D&E, net % of sales	Lower than in 2018
Tax rate 2)	Around 28%
Operating cash flow excl. EC antitrust payment2)	$700-800 million
Capital expenditures, net % of sales	Lower than in 2018
Leverage ratio at year end	Within 0.5x-1.5x range

1)	Excluding costs for capacity alignments and anti-trust related matters. 2) Excluding unusual items.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Except as set forth below, as of June 30, 2019, the Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019.

On June 24, 2019, Autoliv entered into a SEK 1,200 million bilateral loan agreement with Svensk Exportkredit. The full loan amount was utilized on June 27, 2019 and is due for repayment on June 27, 2022.

On June 27, 2019, Autoliv issued Floating Rate Notes due December 2020 in a principal amount of EUR 100 million under its Euro Medium Term Note Programme, commenced as of April 11, 2019 (the “Notes”). The Notes were issued at an issue price of 100.168% of the aggregate nominal amount of the Notes, and carry a coupon rate of the three-month Euro Interbank Offered Rate (EURIBOR) plus 0.50% per annum.

OTHER RECENT EVENTS

Key launches in the Second Quarter of 2019

The models below are some of the key models which were launched in the second quarter of 2019.

Nissan Versa: Head/Inflatable Curtain airbags, Driver and/or Passenger airbags, Seatbelts, Side airbags and Knee airbag.

Audi Q3 Sportback: Steering Wheel, Driver and/or Passenger airbags and Seatbelts.

Lincoln Corsair: Steering Wheel, Driver and/or Passenger airbags, Seatbelts, Side airbags and Knee airbag.

Jeep Gladiator: Steering Wheel, Driver and/or Passenger airbags and Seatbelts.

Ford Escape: Driver and/or Passenger airbags, Seatbelts, Side airbags and Knee airbag.

Chevrolet Silverado HD: Steering Wheel and Driver and/or Passenger airbags.

Mazda CX-30: Steering Wheel, Driver and/or Passenger airbags and Head/Inflatable Curtain airbags.

Cadillac XT6: Steering Wheel, Driver and/or Passenger airbags and Seatbelts.

Nissan Sylphy: Seatbelts.

Other Items

•

On May 3, 2019, Autoliv announced it became a Signatory of United Nations Global Compact. Global Compact is the world’s largest corporate sustainability initiative, calling companies to align strategies and operations with universal principles on human rights, labor, environment and anti-corruption, and take action that advance societal goals.

•

On May 7, 2019, Autoliv announced the appointment of Frithjof Oldorff as President of Autoliv Europe and member of Autoliv’s Executive Team. He is expected to join Autoliv no later than September 2019. Mr. Oldorff has extensive experience leading development and change management in global automotive and engineering businesses. He is currently employed by Gentherm, Inc. as President of the Automotive Business Unit. His work at Gentherm follows a multi-year career with various positions at Faurecia, an Operations role with Freudenberg and the role of COO of W.E.T. Automotive Systems.

•

During the second quarter 2019, Autoliv refinanced certain portion of its short-term debt, resulting in an improved debt maturity profile.  An 18-month EUR 100 million bond was issued under the newly established EMTN program and a SEK 1,200 million 3-year bilateral loan was raised with Swedish Export Credit Corporation.

Dividend

On May 7, 2019, the Company declared a quarterly dividend to shareholders of 62 cents per share for the third quarter of 2019, with the following payment schedule:

Ex-date (common stock)	August 20, 2019
Ex-date (SDRs)	August 20, 2019
Record Date	August 21, 2019
Payment Date	September 5, 2019

Next Report

Autoliv intends to publish the quarterly earnings report for the third quarter of 2019 on Friday, October 25, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

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

See Part I, Item 1, "Financial Statements, Note 12 Contingent Liabilities" of this Quarterly Report on Form 10-Q for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

ITEM 1A. RISK FACTORS

As of June 30, 2019, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended June 30, 2019, the Company made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000. Under the existing authorization, 2,986,288 shares may be repurchased. The stock repurchase program does not have an expiration date.

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

4.7

Base listing particulars Agreement, dated April 11, 2019, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein., incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2019).

4.8

Programme Agreement, dated April 11, 2019, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2019).

4.9

Agency Agreement, dated April 11, 2019, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2019).

10.1*+	Addendum, dated April 24, 2019, to the International Assignment Agreement, dated March 21, 2018, between Autoliv, Inc. and Brad Murray.

10.2*	SEK Facility Agreement dated June 24, 2019 between Autoliv, Inc., Autoliv ASP, Inc. and AB Svensk Exportkredit (Publ).

10.3*+	Supplement to Employment Agreement, dated June 20, 2019, between Autoliv, Inc. and Daniel Garceau.

10.4*+	Mutual Separation Agreement, dated July 1, 2019, between Autoliv, Inc. and Mike Hague.

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Interim Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Interim Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Total Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
+	Management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 19, 2019

AUTOLIV, INC.

(Registrant)

By:	/s/ Christian Hanke
Christian Hanke
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)