Form 10-Q
period 2019-09-30
AUTOLIV INC
filed 2019-10-25
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No.: 001-12933

AUTOLIV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Klarabergsviadukten 70, Section B7
Box 70381,
Stockholm, Sweden	SE-107 24
(Address of principal executive offices)	(Zip Code)

+46 8 587 20 600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	ALV	New York Stock Exchange

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

Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 22, 2019, there were 87,234,327 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$2,027.7	$2,033.0	$6,356.4	$6,485.4
Cost of sales	(1,648.6)	(1,646.9)	(5,198.8)	(5,199.3)
Gross profit	379.1	386.1	1,157.6	1,286.1
Selling, general and administrative expenses	(97.7)	(90.0)	(300.2)	(290.9)
Research, development and engineering expenses, net	(99.1)	(101.9)	(323.5)	(327.9)
Amortization of intangibles	(2.9)	(2.8)	(8.6)	(8.5)
Other income (expense), net	(25.6)	1.1	(28.8)	6.2
Operating income	153.8	192.5	496.5	665.0
Income from equity method investments	0.4	0.2	1.6	2.8
Interest income	0.7	1.3	2.7	4.1
Interest expense	(17.1)	(18.9)	(52.6)	(46.2)
Other non-operating items, net	(3.4)	(3.8)	(9.4)	(15.4)
Income from continuing operations before income taxes	134.4	171.3	438.8	610.3
Income tax expense	(48.4)	(53.3)	(131.9)	(140.0)
Net income from continuing operations	86.0	118.0	306.9	470.3
Loss from discontinued operations, net of income taxes (Note 3)	—	—	—	(195.8)
Net income	86.0	118.0	306.9	274.5
Less: Net income from continuing operations attributable to non- controlling interest	0.6	0.5	1.0	1.4
Less: Net loss from discontinued operations attributable to non- controlling interest	—	—	—	(8.3)
Net income attributable to controlling interest	$85.4	$117.5	$305.9	$281.4

Amounts attributable to controlling interest:
Net Income from continuing operations	$85.4	$117.5	$305.9	$468.9
Net Loss from discontinued operations (Note 3)	—	—	—	(187.5)
Net income attributable to controlling interest	$85.4	$117.5	$305.9	$281.4

Earnings per share continuing operations – basic 1)	$0.98	$1.35	$3.51	$5.38
Loss per share discontinued operations – basic 1)	—	—	—	(2.15)
Basic earnings per share	$0.98	$1.35	$3.51	$3.23

Earnings per share continuing operations – diluted 1)	$0.98	$1.34	$3.50	$5.37
Loss per share discontinued operations – diluted 1)	—	—	—	(2.15)
Diluted earnings per share	$0.98	$1.34	$3.50	$3.22

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.2	87.1	87.2	87.1
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.3	87.4	87.4	87.3

Cash dividend per share – declared	$0.62	$0.62	$1.86	$1.86
Cash dividend per share – paid	$0.62	$0.62	$1.86	$1.84

1)

Participating share awards with the right to receive dividend equivalents are (under the two class method) excluded from the earnings per share calculation (see Note 14 to the unaudited condensed consolidated financial statements).

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$86.0	$118.0	$306.9	$274.5
Other comprehensive loss before tax:
Change in cumulative translation adjustments	(71.6)	(30.0)	(44.7)	(134.8)
Net change in cash flow hedges	—	—	—	1.1
Net change in unrealized components of defined benefit plans	0.0	0.5	0.1	8.0
Other comprehensive loss, before tax	(71.6)	(29.5)	(44.6)	(125.7)
Tax effect allocated to other comprehensive loss	0.0	(0.1)	0.0	(1.9)
Other comprehensive loss, net of tax	(71.6)	(29.6)	(44.6)	(127.6)
Comprehensive income	14.4	88.4	262.3	146.9
Less: Comprehensive income (loss) attributable to non-controlling interest	0.1	(0.6)	0.6	(7.6)
Comprehensive income attributable to controlling interest	$14.3	$89.0	$261.7	$154.5

See Notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$334.4	$615.8
Receivables, net	1,653.5	1,652.1
Inventories, net	731.8	757.9
Other current assets	185.4	244.6
Related party receivables (Note 15)	3.7	15.0
Total current assets	2,908.8	3,285.4
Property, plant and equipment, net	1,747.9	1,690.1
Investments and other non-current assets	371.1	323.5
Operating lease right-of-use assets (Note 4)	154.1	—
Goodwill	1,383.3	1,389.9
Intangible assets, net	24.3	32.7
Total assets	$6,589.5	$6,721.6

Liabilities and equity
Short-term debt	$289.9	$620.7
Accounts payable	890.4	978.3
Accrued expenses	839.6	935.4
Other current liabilities	228.3	267.4
Related party liabilities (Note 15)	18.9	63.7
Operating lease liabilities - current (Note 4)	37.7	—
Total current liabilities	2,304.8	2,865.5
Long-term debt	1,815.1	1,609.0
Pension liability	199.9	198.2
Other non-current liabilities	153.4	152.1
Operating lease liabilities - non-current (Note 4)	117.0	—
Total non-current liabilities	2,285.4	1,959.3
Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	2,182.3	2,041.8
Accumulated other comprehensive loss	(467.4)	(423.2)
Treasury stock	(1,160.3)	(1,167.0)
Total controlling interest	1,986.7	1,883.7
Non-controlling interest	12.6	13.1
Total equity	1,999.3	1,896.8
Total liabilities and equity	$6,589.5	$6,721.6

See Notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine months ended
	September 30, 2019	September 30, 2018
Operating activities
Net income from continuing operations	$306.9	$470.3
Net loss from discontinued operations	—	(195.8)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260.1	308.4
Separation costs	—	11.5
Other, net	2.2	19.7
Net change in:
EC antitrust payment	(203.0)	—
Net change in operating assets and liabilities	(37.8)	(312.9)
Net cash provided by operating activities	328.4	301.2

Investing activities
Expenditures for property, plant and equipment	(360.0)	(425.2)
Proceeds from sale of property, plant and equipment	1.9	3.8
Acquisitions of businesses and interest in/additional contributions to affiliates, net of cash acquired	—	(72.9)
Net cash used in investing activities	(358.1)	(494.3)

Financing activities
Net (decrease) increase in short-term debt	(309.4)	374.9
Issuance of long-term debt, net of discount	243.5	582.2
Debt issuance cost	(0.3)	(2.6)
Dividends paid	(162.7)	(160.7)
Dividends paid to non-controlling interest	(1.1)	(2.0)
Common stock options exercised	0.3	8.2
Capital distribution to Veoneer	—	(971.8)
Net cash used in financing activities	(229.7)	(171.8)
Effect of exchange rate changes on cash and cash equivalents	(22.0)	(60.9)
Decrease in cash and cash equivalents	(281.4)	(425.8)
Cash and cash equivalents at beginning of period	615.8	959.5
Cash and cash equivalents at end of period	$334.4	$533.7

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED)

(Dollars in millions)

	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total parent shareholders' equity	Non- controlling interest	Total equity
Balances at December 31, 2018	87.1	$102.8	$1,329.3	$2,041.8	$(423.2)	$(1,167.0)	$1,883.7	$13.1	$1,896.8
Comprehensive Income:
Net income				111.4	—		111.4	0.1	111.5
Foreign currency translation adjustment				—	20.5		20.5	0.3	20.8
Pension liability				—	0.1		0.1	—	0.1
Total Comprehensive Income	—	—	—	111.4	20.6	—	132.0	0.4	132.4
Stock-based compensation	0.1			—	—	1.6	1.6	—	1.6
Cash dividends declared				(54.3)	—		(54.3)	—	(54.3)
Distribution to Veoneer				(2.5)	—		(2.5)	—	(2.5)
Balances at March 31, 2019	87.2	102.8	1,329.3	2,096.4	(402.6)	(1,165.4)	1,960.5	13.5	1,974.0
Comprehensive Income:
Net income				109.1	—		109.1	0.3	109.4
Foreign currency translation adjustment				—	6.3		6.3	(0.2)	6.1
Pension liability				—	0.0		0.0	—	0.0
Total Comprehensive Income	—	—	—	109.1	6.3	—	115.4	0.1	115.5
Stock-based compensation	0.0			—	—	2.6	2.6	—	2.6
Cash dividends declared				(54.2)	—		(54.2)	—	(54.2)
Distribution to Veoneer				(0.2)	—		(0.2)	—	(0.2)
Balances at June 30, 2019	87.2	102.8	1,329.3	2,151.1	(396.3)	(1,162.8)	2,024.1	13.6	2,037.7
Comprehensive Income:
Net income				85.4	—		85.4	0.6	86.0
Foreign currency translation adjustment				—	(71.1)		(71.1)	(0.5)	(71.6)
Pension liability				—	0.0		0.0	—	0.0
Total Comprehensive Income (loss)	—	—	—	85.4	(71.1)	—	14.3	0.1	14.4
Stock-based compensation	0.0			—	—	2.5	2.5	—	2.5
Cash dividends declared				(54.2)	—		(54.2)	—	(54.2)
Dividends paid to non-controlling interest on subsidiary shares					—		—	(1.1)	(1.1)
Distribution to Veoneer				—	—		—	—	—
Balances at September 30, 2019	87.2	$102.8	$1,329.3	$2,182.3	$(467.4)	$(1,160.3)	$1,986.7	$12.6	$1,999.3

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED)

(Dollars in millions)

	Shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total parent shareholders' equity	Non- controlling interest	Total equity
Balances at December 31, 2017	87.0	$102.8	$1,329.3	$4,079.2	$(287.5)	$(1,188.7)	$4,035.1	$134.3	$4,169.4
Comprehensive Income:
Net income				126.7	—		126.7	(4.3)	122.4
Foreign currency translation adjustment				—	85.7		85.7	5.8	91.5
Net change in cash flow hedges				—	0.4		0.4	—	0.4
Pension liability				—	0.6		0.6	—	0.6
Total Comprehensive Income	—	—	—	126.7	86.7	—	213.4	1.5	214.9
Stock-based compensation				—	—	8.6	8.6	—	8.6
Cash dividends declared				(54.2)	—		(54.2)	—	(54.2)
Adjustment due to adoption of ASC 606				3.3	—		3.3	—	3.3
Adjustment due to adoption of ASU 2018-02				10.2	(10.2)		—	—	—
Balances at March 31, 2018	87.0	102.8	1,329.3	4,165.2	(211.0)	(1,180.1)	4,206.2	135.8	4,342.0
Comprehensive Income:
Net income				37.2	—		37.2	(3.1)	34.1
Foreign currency translation adjustment				—	(190.9)		(190.9)	(5.4)	(196.3)
Net change in cash flow hedges				—	0.7		0.7	—	0.7
Pension liability				—	5.1		5.1	—	5.1
Total Comprehensive Income (loss)	—	—	—	37.2	(185.1)	—	(147.9)	(8.5)	(156.4)
Stock-based compensation				—	—	7.2	7.2	—	7.2
Cash dividends declared				(54.2)	—		(54.2)	—	(54.2)
Dividends paid to non-controlling interest on subsidiary shares				—	—		—	(2.0)	(2.0)
Distribution to Veoneer				(2,029.8)	13.0		(2,016.8)	(112.2)	(2,129.0)
Balances at June 30, 2018	87.0	102.8	1,329.3	2,118.4	(383.1)	(1,172.9)	1,994.5	13.1	2,007.6
Comprehensive Income:
Net income				117.5	—		117.5	0.5	118.0
Foreign currency translation adjustment				—	(28.9)		(28.9)	(1.1)	(30.0)
Pension liability				—	0.4		0.4	—	0.4
Total Comprehensive Income (loss)	—	—	—	117.5	(28.5)	—	89.0	(0.6)	88.4
Stock-based compensation				—	—	3.1	3.1	—	3.1
Cash dividends declared				(54.1)	—		(54.1)	—	(54.1)
Distribution to Veoneer				7.9	—		7.9	0.5	8.4
Balances at September 30, 2018	87.0	$102.8	$1,329.3	$2,189.7	$(411.6)	$(1,169.8)	$2,040.4	$13.0	$2,053.4

See Notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2019

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

Accounting Standards Issued But Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in ASU 2018-14 remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in ASU 2018-14 are effective for public business entities for annual periods ending after December 15, 2020. Early adoption is permitted. An entity should apply the amendments in ASU 2018-14 on a retrospective basis to all periods presented. The Company believes that the pending adoption of ASU 2018-14 will have a minor impact on the disclosures to the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for annual periods beginning after December 15, 2019, including interim periods within these annual periods. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial annual year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify disclosures upon issuance of ASU 2018-13. The Company believes that the pending adoption of ASU 2018-13 will not have a material impact on the disclosures to the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and early adoption is permitted for annual periods beginning after December 15, 2018. The Company has a project team that is currently evaluating the impact of its pending adoption of ASU 2016-13 on the consolidated financial statements. The Company believes that the pending adoption of ASU 2016-13 will not have a material impact on the consolidated financial statements.

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

The financial results of Veoneer are presented as loss from discontinued operations, net of income taxes in the unaudited Consolidated Statements of Income. The following table presents the financial results of Veoneer (dollars in millions).

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$—	$—	$—	$1,122.9
Cost of sales	—	—	—	(898.4)
Gross profit	—	—	—	224.5
Selling, general and administrative expenses	—	—	—	(59.7)
Research, development and engineering expenses, net	—	—	—	(224.0)
Amortization of intangibles	—	—	—	(10.5)
Other income (expense), net	—	—	—	(53.4)
Operating loss	—	—	—	(123.1)
Loss from equity method investments	—	—	—	(29.9)
Interest income		—		0.7
Interest expense	—	—	—	(0.4)
Other non-operating items, net	—	—	—	0.5
Loss before income taxes	—	—	—	(152.2)
Income tax expense	—	—	—	(43.6)
Loss from discontinued operations, net of income taxes	—	—	—	(195.8)
Less: Net loss attributable to non-controlling interest	—	—	—	(8.3)
Net loss from discontinued operations	$—	$—	$—	$(187.5)

The Company incurred $70.9 million in separation costs related to the spin-off of Veoneer for the nine months period ended September 30, 2018 and was reported in Other income (expense), net. These costs were primarily related to professional fees associated with planning the spin-off, as well as spin-off activities within finance, tax, legal and information system functions and certain investment banking fees incurred upon the completion of the spin-off.

In connection with the spin-off, Autoliv entered into definitive agreements with Veoneer that, among other matters, set forth the terms and conditions of the spin-off and provide a framework for Autoliv’s relationship with Veoneer after the spin-off (the “Spin-Off Agreements”). For more detailed information concerning the Spin-off Agreements, see Note 3 to the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019. No changes have been made to any of the agreements as of September 30, 2019.

Veoneer Capital Contribution

In connection with the spin-off, Autoliv capitalized Veoneer with approximately $1 billion of cash. Net assets of $2,129 million, including approximately $1 billion of cash, were transferred to Veoneer on or prior to the Distribution Date, including $13 million of accumulated other comprehensive loss (primarily related to pension and cumulative translation adjustment) and the non-controlling interest of $112 million. This resulted in a $2,030 million reduction to retained earnings. In the second half of 2018, an adjustment to the cash contribution amount of $5 million was made reducing the net assets contributed to Veoneer to $2,123 million. In the second quarter of 2019, an adjustment of $0.2 million was made to true-up the $2.5 million contribution made to Veoneer as an adjustment of deferred tax assets related to Veoneer.

The following table presents depreciation, amortization, capital expenditures, acquisition of businesses and significant non-cash items of the discontinued operations related to Veoneer (dollars in millions).

	Nine months ended
	September 30, 2019	September 30, 2018
Depreciation	$—	$44.8
Amortization of intangible assets	—	10.5
Capital expenditures	—	71.1
Acquisition in affiliate, net	—	71.0
M/A-COM earn-out adjustment	—	(14.0)
Undistributed loss from equity method investment	—	29.9

4. LEASES

The Company has operating leases for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment. The Company’s leases have remaining lease terms of 1-47 years, some of which include options to extend the leases for up to 25 years, and some of which include options to terminate the leases within 1 year.

Finance lease right-of-use assets are presented together with other property, plant and equipment assets and finance lease liabilities are presented together with other short-term and long-term liabilities in the Condensed Consolidated Balance Sheets. However, the Company has not identified any material finance leases as of September 30, 2019.

As of September 30, 2019, the Company has no additional material operating leases that have not yet commenced.

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

Lease cost
(in millions)	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease cost	$12	$36
Short-term lease cost	2	5
Variable lease cost	1	3
Sublease income	(1)	(2)
Total lease cost	$14	$42

Other information
(in millions)	Nine months ended or as of
September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$35
Right-of-use assets obtained in exchange for new operating lease liabilities	34
Weighted-average remaining lease term - operating leases	7 years
Weighted-average discount rate - operating leases	2.4%

Maturities of operating lease liabilities (undiscounted cash flows) are as follows:
(in millions)
As of September 30, 2019
2019 (excluding the nine months ended September 30, 2019)	$12
2020	$38
2021	$26
2022	$21
2023	$18
Thereafter	$55
Total operating lease payments	$170
Less imputed interest	$(15)
Total operating lease liabilities	$155

5. REVENUE

Disaggregation of revenue

In the following tables, revenue from the Company’s continuing operations is disaggregated by primary region and products.

Net Sales by Products
(Dollars in millions)	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Airbag Products and Other1)	$1,349.3	$1,357.4	$4,232.7	$4,234.9
Seatbelt Products1)	678.4	675.6	2,123.7	2,250.5
Total net sales	$2,027.7	$2,033.0	$6,356.4	$6,485.4

1)	Including Corporate and other sales.

Net Sales by Region
(Dollars in millions)	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
China	$381.7	$351.9	$1,061.7	$1,103.5
Japan	202.4	196.3	601.6	606.4
Rest of Asia	193.6	200.9	622.8	623.6
Americas	713.1	684.8	2,214.2	2,034.3
Europe	536.9	599.1	1,856.1	2,117.6
Total net sales	$2,027.7	$2,033.0	$6,356.4	$6,485.4

Contract balances

The contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets on the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three and nine months period ended September 30, 2019 is not material.

Certain contracts have resulted in consideration in advance of fulfilling the performance obligations and the amounts received have been classified as contract liabilities within Other current liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheet. The portion of the contract liabilities recognized as revenue for the three and nine months period ended September 30, 2019 is not material.

6. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other current liabilities and short-term debt approximate their fair value because of the short-term maturity of these instruments.

The Company uses derivative financial instruments, “derivatives”, as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest rates and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest rates and foreign exchange rates.

The Company’s derivatives are all classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods (for further information about the hierarchy levels, see the Company’s Annual Report on Form 10-K).

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis for the continuing operations (dollars in millions). The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018 have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

	September 30, 2019
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$864.2	1)	$1.4	2)	$7.3	3)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$864.2		$1.4		$7.3

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $849.6 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.3 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $7.3 million.

	December 31, 2018
			Fair Value Measurements
Description	Nominal volume		Derivative asset		Derivative liability		Balance sheet location
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$659.1	1)	$1.9	2)	$1.1	3)	Other current assets/ Other current liabilities
Total derivatives not designated as hedging instruments	$659.1		$1.9		$1.1

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $659.1 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.9 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.1 million.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of September 30, 2019 and December 31, 2018 related to the continuing operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at September 30, 2019 and December 31, 2018 were foreign exchange swaps.

For the three months ended September 30, 2019 and September 30, 2018, the gains and losses recognized in other non-operating items, net were a loss of $9.5 million and a gain of $1 million, respectively, for derivative instruments not designated as hedging instruments. For the nine months ended September 30, 2019 and September 30, 2018, the gains and losses recognized in other non-operating items, net were a loss of $6.9 million and a loss of $4.3 million, respectively, for derivative instruments not designated as hedging instruments.

For the three and nine month periods ended September 30, 2019 and September 30, 2018, the gains and losses recognized as interest expense were immaterial.

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

The fair value and carrying value of debt for the continuing operations is summarized in the table below (dollars in millions).

	September 30,	September 30,	December 31,	December 31,
	2019	2019	2018	2018
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,692.1	$1,788.1	$1,609.0	$1,628.9
Loans	122.5	122.3	—	—
Other long-term debt	0.5	0.5	—	—
Total	$1,815.1	$1,910.9	$1,609.0	$1,628.9

Short-term debt
Commercial paper	$172.4	$172.4	$342.6	$342.6
Short-term portion of long-term debt	60.0	61.6	268.1	270.4
Overdrafts and other short-term debt	57.5	57.5	10.0	10.0
Total	$289.9	$291.5	$620.7	$623.0

1)	Debt as reported in balance sheet.

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

For the three and nine month periods ended September 30, 2019 and September 30, 2018, the Company did not record any impairment charges on its long-lived assets for its continuing operations.

7. INCOME TAXES

The effective tax rate in the third quarter of 2019 was 36.0% compared to 31.1% in the same quarter of 2018. Discrete tax items, net in the third quarter of 2019 had an unfavorable impact of 0.2%. In the third quarter of 2018, discrete tax items, net had an unfavorable impact of 0.2%. The effective tax rate for the first nine months of 2019 was 30.1% compared to 23.0% in the same period of 2018. Discrete tax items, net for the first nine months of 2019 had a favorable impact of 0.2%. In the same period of 2018, discrete tax items, net had a favorable impact of 5.3%.

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

As of September 30, 2019, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the first nine months of 2019, the Company recorded a net increase of $0.6 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $57.3 million recorded at September 30, 2019, $0 million is classified as current tax payable within Other current liabilities and $57.3 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

8. INVENTORIES

Inventories are stated at the lower of cost (FIFO) and net realizable value. The components of inventories for the continuing operations were as follows (dollars in millions):

	As of
	September 30, 2019	December 31, 2018
Raw materials	$372.2	$370.9
Work in progress	259.9	277.4
Finished products	183.3	194.7
Inventories	815.4	843.0
Inventory valuation reserve	(83.6)	(85.1)
Total inventories, net of reserve	$731.8	$757.9

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

The provisions in the three and nine month periods ended September 30, 2019 of $27.7 million and $41.4 million, respectively, mainly relate to a global reduction in indirect labor pursuant to the Company’s restructuring program initiated in the second quarter of 2019 and is expected to be concluded in the second quarter of 2020. The majority of reduction and expense to date relates to restructuring activities in Europe and the Americas. For the three and nine month periods ended September 30, 2019, cash payments of $15.2 and $21.7 million, respectively, mainly relate to restructuring activities initiated over the past few years in Western Europe.

As of September 30, 2019, approximately $36 million out of the $50.8 million total reserve balance can be attributed to the indirect labor reduction program. The remaining balance relates to older restructuring programs, primarily in Western Europe, which is expected to be settled in 2021.

The table below summarizes the change in the balance sheet position of the employee related restructuring reserves for the continuing operations (dollars in millions). Restructuring costs other than employee related costs are immaterial for all periods presented.

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Reserve at beginning of the period	$40.3	$36.0	$33.4	$39.6
Provision - charge	27.7	0.5	41.4	4.8
Provision - reversal	(0.2)	—	(0.3)	—
Cash payments	(15.2)	(4.0)	(21.7)	(10.8)
Translation difference	(1.8)	0.0	(2.0)	(1.1)
Reserve at end of the period	$50.8	$32.5	$50.8	$32.5

10. PRODUCT-RELATED LIABILITIES

The Company has reserves for product risks. Such reserves are related to product performance issues, including recalls, product liability and warranty issues. For further explanation, see Note 12. Contingent Liabilities below.

For the three and nine month periods ended September 30, 2019 and September 30, 2018, provisions and cash paid primarily relate to recall and warranty related issues. The decrease in the reserve balance as of September 30, 2019 compared to the prior year was mainly due to cash payments.

Pursuant to the Spin-Off Agreements, Autoliv is also required to indemnify Veoneer for recalls related to certain qualified Electronics products. At September 30, 2019, the indemnification liabilities are approximately $9 million within Accrued expenses on the Condensed Consolidated Balance Sheets. Insurance receivables are included within Other current assets and Investments and other non-current assets on the Condensed Consolidated Balance Sheets.

The table below summarizes the change in the balance sheet position of the product-related liabilities related to the continuing operations (dollars in millions).

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Reserve at beginning of the period	$55.9	$93.3	$62.2	$95.6
Change in reserve	9.4	1.8	17.5	19.8
Cash payments	(10.5)	(12.9)	(24.8)	(32.6)
Translation difference	(0.6)	(0.1)	(0.7)	(0.7)
Reserve at end of the period	$54.2	$82.1	$54.2	$82.1

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

The Net Periodic Benefit Costs from continuing operations related to Other Post-retirement Benefits were not significant to the Condensed Consolidated Financial Statements of the Company for the three and nine months ended September 30, 2019 and September 30, 2018 and are not included in the table below.

The components of total Net Periodic Benefit Cost from continuing operations associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service cost	$4.5	$4.9	$13.5	$14.8
Interest cost	5.1	4.6	15.4	13.9
Expected return on plan assets	(3.9)	(5.6)	(11.6)	(16.8)
Amortization of prior service cost	0.1	0.1	0.3	0.2
Amortization of actuarial loss	0.6	0.8	1.8	2.5
Net Periodic Benefit Cost	$6.4	$4.8	$19.4	$14.6

The Service cost and Amortization of prior service cost components in the table above are reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components - Interest cost, Expected return on plan assets and Amortization of actuarial loss - are reported as Other non-operating items, net in the Consolidated Statements of Income.

The decrease in expected return on plan assets for the three and nine months ended September 30, 2019 compared to the same periods of the previous year is due to a lower assumed long-term rate of return on mainly the U.S. plan assets.

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

13. STOCK INCENTIVE PLAN

Eligible employees and non-employee directors of the Company participate in the Autoliv, Inc.1997 Stock Incentive Plan (the Plan) and received Autoliv stock-based awards which include stock options (SOs), restricted stock units (RSUs) and performance shares (PSs). In connection with the Veoneer spin-off, each outstanding Autoliv stock-based award as of June 29, 2018 (the Distribution Date) was converted to a stock award that has underlying shares of both Autoliv and Veoneer common stock. For further information about the conversion, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Company recorded approximately $2 million and $5.6 million of stock-based compensation expense in continuing operations related to RSUs and PSs for the three and nine month periods ended September 30, 2019, respectively. During the three and nine month periods ended September 30, 2018, the Company recorded $2.3 million and $6.9 million, respectively, of stock-based compensation expense in continuing operations related to RSUs and PSs.

14. EARNINGS PER SHARE

For the three month period ended September 30, 2019 and September 30, 2018, approximately 50 thousand and 0 thousand shares, respectively, were excluded from the computation of the diluted EPS, since the inclusion of these awards would be antidilutive. For the nine month period ended September 30, 2019 and September 30, 2018, approximately 54 thousand and 0 thousand shares, respectively, were excluded from the computation of the diluted EPS.

During the three month period ended September 30, 2019 and September 30, 2018 approximately 2 thousand and 9 thousand shares of common stock from the treasury stock, respectively, were utilized by the Plan. During the nine month period ended September 30, 2019 and September 30, 2018 approximately 90 thousand and 175 thousand shares of common stock from the treasury stock, respectively, were utilized by the Plan.

The computation of basic and diluted EPS under the two-class method were as follows:

(In millions, except per share amounts)	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Basic and diluted:
Net income from continuing operations	$85.4	$117.5	$305.9	$468.9
Net loss from discontinued operations	—	—	—	(187.5)
Net income attributable to controlling interest	85.4	117.5	305.9	281.4
Participating share awards with dividend equivalent rights	0.0	0.0	0.0	0.0
Net income available to common shareholders	85.4	117.5	305.9	281.4
Earnings allocated to participating share awards1)	0.0	0.0	0.0	0.0
Net income attributable to common shareholders	$85.4	$117.5	$305.9	$281.4
Denominator: 1)
Basic: Weighted average common stock	87.2	87.1	87.2	87.1
Add: Weighted average stock options/share awards	0.1	0.3	0.2	0.2
Diluted:	87.3	87.4	87.4	87.3

Basic EPS:
Continuing operations	$0.98	$1.35	$3.51	$5.38
Discontinued operations	$—	$—	$—	$(2.15)
Basic EPS	$0.98	$1.35	$3.51	$3.23

Diluted EPS:
Continuing operations	$0.98	$1.34	$3.50	$5.37
Discontinued operations	$—	$—	$—	$(2.15)
Diluted EPS	$0.98	$1.34	$3.50	$3.22

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

15. RELATED PARTY TRANSACTIONS

Throughout the periods covered by the unaudited condensed consolidated financial statements, Autoliv purchased finished goods from Veoneer. Related party purchases from Veoneer amounted to approximately $17 million and $30 million for the three month periods ended September 30, 2019 and September 30, 2018, respectively, and to approximately $54 million and $73 million for the nine month periods ended September 30, 2019 and September 30, 2018, respectively.

Autoliv also subleases certain office space to Veoneer. However, related party sublease income from Veoneer is not material for the three months ended September 30, 2019.

Related party balances

Amounts due to and due from related parties are summarized in the below table:

	As of
Related party (Dollars in millions)	September 30, 2019	December 31, 2018
Related party receivables	$3.7	$15.0
Related party payables	9.9	50.7
Related party accrued expenses	9.0	13.0

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

16. SUBSEQUENT EVENTS

There were no reportable events subsequent to September 30, 2019.

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

EXECUTIVE OVERVIEW

Financial highlights in the third quarter of 2019

$2,028 million in net sales

1.2% organic sales growth (non-U.S. GAAP measure, see reconciliation table below)

7.6% operating margin

9.0% adjusted operating margin (non-U.S. GAAP measure, see reconciliation table below)

$0.98 EPS - a decline of 27%

$1.30 adjusted EPS - a decline of 4% (non-U.S. GAAP measure, see reconciliation table below)

Key business developments in the third quarter of 2019

•	Organic growth outperformed global light vehicle production by 4.6pp mainly due to China and Americas.
•

Profitability still impacted by global LVP decline and high raw material costs, although less than previous quarter, partly offset by total workforce decline of 800 compared to a quarter ago, or by 1,600 compared to a year ago.

•	Established new customer collaborations; a North American road safety center with Great Wall Motor and presented next generation passenger airbag in cooperation with Honda.

The Company experienced continued challenging market conditions in the quarter. Although the rate of decline in light vehicle production slowed down slightly, uncertainty remains high, market outlook by IHS continues to be revised down and the Company does not see a turnaround in LVP in the near term.

The Company continued to outperform light vehicle production, growing organically (non-U.S. GAAP measure) about 4.6pp more than LVP in the third quarter, driven mainly by strong development in China and Americas.

The Company’s business cycle management actions are taking effect and the adjusted operating margin (non-U.S. GAAP measure) decline year over year was substantially less than in recent quarters, and it improved sequentially. LVP has continued to slide however, and the Company now assumes 6-7% global LVP decline for 2019, which moderates the Company’s outlook to around 1% for organic sales growth and to around 9% for adjusted operating margin.

Although the Company is not pleased with this profit level, it is achieved in the context of LVP expectations declining by 7-8pp in just 9 months. The cost improvement actions which enabled this performance will continue relentlessly.

The Company reduced its workforce by an additional 800 in the quarter, or by 1,600 compared to a year ago, despite growing its sales organically (non-U.S. GAAP measure) by 1.2%. The Company’s program to reduce indirect labor costs by 5% is developing as planned and the Company expects it to impact its cost base meaningfully as of the fourth quarter 2019.

In addition to LVP and raw material headwinds, the strike at General Motors in North America is also affecting the Company’s sales.

Being close to its customers supports the Company’s short- and long-term business opportunities and this quarter the Company announced two new customer collaborations - the North American road safety research lab together with Great Wall Motor and the next generation passenger airbag in cooperation with Honda. The Company’s order intake share remained on a good level in the quarter, supporting a prolonged sales growth outperformance.

As always, it is of utmost importance to focus on quality and execution to secure a strong long-term performance for the Company.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	or as of September 30		or as of September 30
	2019	2018	2019	2018
Total parent shareholders’ equity per share	$22.78	$23.42	$22.78	$23.42
Capital employed 1)	3,781	3,778	3,781	3,778
Net debt 2)	1,781	1,724	1,781	1,724

Operating working capital 2)	620	759	620	759
Operating working capital relative to sales, % 10)	7.2	8.8	7.2	8.8

Gross margin, % 3)	18.7	19.0	18.2	19.8
Operating margin, % 4)	7.6	9.5	7.8	10.3

Return on total equity, % 5)	17.1	23.2	20.7	20.0
Return on capital employed, % 6)	16.2	20.4	18.0	20.9

Headcount at period-end 7)	64,868	66,479	64,868	66,479

Days receivables outstanding 8)	75	80	72	76
Days inventory outstanding 9)	37	38	35	35

1)	Total equity and net debt.
2)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”.
3)	Gross profit relative to sales.
4)	Operating income relative to sales.
5)	Net income from continuing operations relative to average total equity.
6)	Operating income and income from equity method investments, relative to average capital employed.
7)	Employees plus temporary, hourly personnel.
8)	Outstanding receivables relative to average daily sales.
9)	Outstanding inventory relative to average daily sales.
[1]0)	Latest 12 months of net sales.

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2018

Consolidated Sales

	Third quarter			Components of change in net sales
	2019	2018	Reported change	Currency effects 1)	Organic 3)
Airbags and other 2)	$1,349.3	$1,357.4	(0.6)%	(1.2)%	0.6%
Seatbelts 2)	678.4	675.6	0.4%	(1.9)%	2.3%
Total	$2,027.7	$2,033.0	(0.3)%	(1.5)%	1.2%

Asia	$777.7	$749.1	3.8%	(0.4)%	4.2%
Whereof: China	381.7	351.9	8.5%	(2.7)%	11.2%
Japan	202.4	196.3	3.1%	4.2%	(1.1)%
Rest of Asia	193.6	200.9	(3.6)%	(0.7)%	(2.9)%
Americas	713.1	684.8	4.1%	(0.7)%	4.8%
Europe	536.9	599.1	(10.4)%	(3.7)%	(6.7)%
Total	$2,027.7	$2,033.0	(0.3)%	(1.5)%	1.2%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.
3)	Non-U.S. GAAP measure

Sales by Product

Airbag sales organic growth (non-U.S. GAAP measure, see reconciliation table above) was mainly driven by strong performance for driver and knee airbags in North America, steering wheels in Americas and passenger airbags in China. Offsetting declines came mainly from most types of airbags in Europe and from inflators in North America and Japan.

Seatbelt sales organic growth (non-U.S. GAAP measure, see reconciliation table above) was mainly driven by strong performance in China and to a lesser degree in Americas, partly offset by declines in Europe and India. The trend of higher sales of more advanced and higher value-added seatbelt systems continued, especially in China and Rest of Asia.

Sales by Region

We grew globally by 1.2% organically (non-U.S. GAAP measure, see reconciliation table above), which is 4.6pp more than light vehicle production (according to IHS). The largest contributor to overall growth was China, followed by North America and South America. The largest organic sales decline was in Europe, followed by India, South Korea and Japan. Our organic sales growth outperformed LVP by around 17pp in China and by 4.5pp in North America while we underperformed LVP by 7.5pp in Europe and by around 8pp in Japan. In South America we grew organically around 35pp more than LVP, while we outgrew LVP by around 8pp in Rest of Asia.

Organic growth1)	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	4.8%	(6.7)%	11.2%	(1.1)%	(2.9)%	1.2%
Main growth drivers	Honda, GM, Nissan, BMW, Tesla	VW, Renault	Honda, VW, GM	Mazda, Honda, Subaru	Mitsubishi, Renault, Nissan	Honda, VW, GM
Main decline drivers	Daimler, Hyundai/Kia	Daimler, JLR, BMW, Toyota	Geely, Ford, PSA	Mitsubishi, Toyota, Inflators	Hyundai/Kia, Isuzu, Tata, Toyota	Daimler, Hyundai/Kia, Toyota

1)	Non-U.S. GAAP measure

Light Vehicle Production Development

Change vs. same quarter last year

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	(1.6)%	0.8%	(5.6)%	6.8%	(10.5)%	(3.4)%

1) Source: IHS October 2019.

Earnings

	Three months ended
(Dollars in millions, except per share data)	September 30, 2019	September 30, 2018	Change
Net Sales	$2,027.7	$2,033.0	(0.3)%
Gross profit	379.1	386.1	(1.8)%
% of sales	18.7%	19.0%	(0.3	)pp
S, G&A	(97.7)	(90.0)	8.6%
% of sales	(4.8)%	(4.4)%	0.4	pp
R, D&E, net	(99.1)	(101.9)	(2.7)%
% of sales	(4.9)%	(5.0)%	(0.1	)pp
Other income (expense), net	(25.6)	1.1	n/a
Operating income	153.8	192.5	(20.1)%
% of sales	7.6%	9.5%	(1.9	)pp
Adjusted operating income1)	182.5	193.6	(5.7)%
% of sales	9.0%	9.5%	(0.5	)pp
Financial and non-operating items, net	(19.4)	(21.2)	(8.5)%
Income before taxes	134.4	171.3	(21.5)%
Tax rate	36.0%	31.1%	4.9	pp
Net income from continuing operations	86.0	118.0	(27.1)%
Earnings per share from continuing operations, diluted2)	0.98	1.34	(26.9)%
Adjusted earnings per share, diluted1),2)	1.30	1.35	(3.7)%

1)	Non-U.S. GAAP measure, excluding costs for capacity alignment, antitrust related matters and separation of our business segments.
2)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

Gross profit declined by $7 million and the gross margin declined by 0.3pp compared to the same quarter 2018. The gross margin was adversely impacted by the decline in global light vehicle production, resulting in a lower utilization of our production assets, and raw material headwinds. This was offset to some degree by organic growth (non-U.S. GAAP measure) from launches of new products, which have a lower margin contribution in the early phase of the ramp-up.

S,G&A increased by $8 million, mainly driven by bonus accrual reversals prior year and a mix of minor expense items incurred in the current quarter.

R,D&E, net was close to unchanged in USD terms as well as in percent of sales.

Other income (expense), net of negative $26 million was $27 million lower than in the prior year, mainly due to accruals relating to future reductions of our indirect workforce.

Operating income decreased by $39 million, as a consequence of the declines in other income (expense), net and gross profit.

Adjusted operating income (non-U.S. GAAP measure, see reconciliation table below) decreased by $11 million, mainly due to the lower gross profit.

Financial and non-operating items, net was close to unchanged at $19 million compared to the prior year.

Income before taxes decreased by $37 million, mainly as a consequence of the lower operating income.

Effective tax rate of 36.0% was 4.9 pp higher than last year primarily due to costs accrued in the quarter related to the indirect workforce reduction program that are not fully tax deductible.

Earnings per share, diluted decreased by 36 cents where the main drivers were 31 cents from higher costs for capacity alignment and 8 cents from lower adjusted operating income.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2018

Consolidated Sales

	Nine months			Components of change in net sales
	2019	2018	Reported change	Currency effects 1)	Organic 3)
Airbags and other 2)	$4,232.7	$4,234.9	(0.1)%	(3.2)%	3.1%
Seatbelts 2)	2,123.7	2,250.5	(5.6)%	(4.2)%	(1.4)%
Total	$6,356.4	$6,485.4	(2.0)%	(3.5)%	1.5%

Asia	$2,286.1	$2,333.5	(2.0)%	(3.2)%	1.2%
Whereof: China	1,061.7	1,103.5	(3.8)%	(5.1)%	1.3%
Japan	601.6	606.4	(0.8)%	0.4%	(1.2)%
Rest of Asia	622.8	623.6	(0.1)%	(3.3)%	3.2%
Americas	2,214.2	2,034.3	8.8%	(0.8)%	9.6%
Europe	1,856.1	2,117.6	(12.4)%	(6.4)%	(6.0)%
Total	$6,356.4	$6,485.4	(2.0)%	(3.5)%	1.5%

1)	Effects from currency translations. 2) Including Corporate and Other sales. 3) Non-U.S. GAAP measure

Sales by Product

Airbag sales organic growth (non-U.S. GAAP measure, see reconciliation table above) of 3.1% was mainly driven by strong performance for airbags in North America, steering wheels in Americas and Europe, and airbags in Rest of Asia. Of the $129 million in organic growth, around 67% came from the steering wheels category with airbags contributing almost 28% of the organic growth in the first nine months.

Seatbelt sales organic decline (non-U.S. GAAP measure, see reconciliation table above) of 1.4% was mainly driven by weaker sales in Europe, India and South Korea, partly mitigated by organic growth in China, North America, South America and Japan. The trend of higher sales of more advanced and higher value-added seatbelt systems continued, especially in China and Rest of Asia, partly offset by Europe.

Sales by Region

For the first nine months of 2019 Autoliv grew organically (non-U.S. GAAP measure, see reconciliation table above) by 1.5% against the prior corresponding period, outperforming the LVP significantly with 7.5pp during the period. The contributors to the organic growth were the Americas, Rest of Asia, mainly ASEAN, and China, with offsetting effects from Europe and Japan. The organic growth in the Americas was close to 10%, mainly driven by Honda, Nissan, GM, FCA and Tesla.

Growth in Rest of Asia was mainly driven by Suzuki in India, Honda in Thailand and India and Hyundai/Kia in South Korea, Organic growth (non-U.S. GAAP measure, see reconciliation table above) in China of 1.3% is mainly a result of strong sales to the global OEMs in the region, partly offset by domestic OEMs decreasing substantially. The growth with the GOEMs has been mainly through Honda and VW. Sales to domestic OEMs are primarily impacted by a continued headwind from Geely, Baojun and Great Wall.

Sales in Europe declined organically (non-U.S. GAAP measure, see reconciliation table above) by 6%. The decline is from several OEMs such as Daimler, BMW, JLR, Renault and Ford.

Light Vehicle Production Development

Change vs. same period last year

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	(2.8)%	(3.8)%	(12.1)%	4.0%	(5.3)%	(6.0)%

1) Source: IHS October 2019.

Earnings

	Nine months ended
(Dollars in millions, except per share data)	September 30, 2019	September 30, 2018	Change
Net Sales	$6,356.4	$6,485.4	(2.0)%
Gross profit	1,157.6	1,286.1	(10.0)%
% of sales	18.2%	19.8%	(1.6	)pp
S, G&A	(300.2)	(290.9)	3.2%
% of sales	(4.7)%	(4.5)%	0.2	pp
R, D&E, net	(323.5)	(327.9)	(1.3)%
% of sales	(5.1)%	(5.1)%	0.0	pp
Other income (expense), net	(28.8)	6.2	564.5%
Operating income	496.5	665.0	(25.3)%
% of sales	7.8%	10.3%	(2.5	)pp
Adjusted operating income1)	532.1	668.3	(20.4)%
% of sales	8.4%	10.3%	(1.9	)pp
Financial and non-operating items, net	(57.7)	(54.7)	5.5%
Income before taxes	438.8	610.3	(28.1)%
Tax rate	30.1%	23.0%	7.1	pp
Net income from continuing operations	306.9	470.3	(34.7)%
Earnings per share from continuing operations, diluted2)	3.50	5.37	(34.8)%
Adjusted earnings per share, diluted1),2)	3.87	5.40	(28.3)%

1)	Non-U.S. GAAP measure, excluding costs for capacity alignment, antitrust related matters and separation of our business segments.
2)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

Gross profit declined by $129 million and the gross margin declined by 1.6pp compared to the same period 2018. The gross margin was adversely impacted by the sharp decline in global light vehicle production resulting in a lower utilization of our production assets, costs due to a labor conflict in Mexico, raw material headwinds and elevated launch related costs. This was offset to some degree by organic growth (non-U.S. GAAP measure) from launches of new products, which have a lower margin contribution in the early phase of the ramp-up.

Other operating income (expense), net, was $35 million lower than the prior year, mainly due to accruals relating to future reductions of our indirect workforce.

Operating income decreased by $169 million, as a consequence of the decline in gross profit and other income (expense), net.

Adjusted operating income (non-U.S. GAAP measure, see reconciliation table below) decreased by around $136 million, mainly due to the lower gross profit.

Income before taxes decreased by $172 million, mainly as a consequence of the lower operating income.

Effective tax rate of 30.1% was 7.1 pp higher than last year primarily because the first nine months of 2018 was positively affected by the reversal of certain valuation allowances.

Earnings per share, diluted decreased by 187 cents primarily due to 113 cents from lower operating income, 44 cents from tax items and 34 cents from costs related to capacity alignment, anti-trust matters and the separation of our business areas.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flow items for the first nine months of 2018 are presented on a consolidated basis including both Continuing and Discontinued Operations for the first six months of 2018 before the spin-off of Veoneer, except when stated otherwise.

Net cash provided by operating activities amounted to $328 million compared to $301 million for the first nine months of 2019 and 2018, respectively. The increase in cash flow from operations can mainly be attributed to that the first six months of 2018 included loss making discontinued operation activities compared to no such operations in 2019. Also, 2019 was significantly impacted by the EC antitrust payment made in the second quarter amounting to$203 million.

Net cash used in investing activities amounted to $358 million compared $494 million for the first nine months of 2019 and 2018, respectively. The first nine months of 2018 included significant activity from discontinued operations. Excluding discontinued operations, investing activities in continuing operations amounted to approximately $352 million in 2018.

Net cash used in financing activities amounted to $(230) million compared $(172) million for the first nine months of 2019 and 2018, respectively. During the first nine months of 2019 financing activities were primarily related to improving the Company’s debt maturity profile, replacing short-term debt with long-term as noted in the Contractual Obligations section below. 2018 financing activities were primarily driven by the spin-off of Veoneer.

Non-U.S. GAAP measures

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted EPS”

(Dollars in millions, except per share data)

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$153.8	$28.7	$182.5	$192.5	$1.1	$193.6
Operating margin, %	7.6	1.4	9.0	9.5	0.0	9.5
EPS continuing operations, diluted	0.98	0.32	1.30	1.34	0.01	1.35

1)	Excluding costs for capacity alignment, antitrust related matters and separation of our business segments.

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$496.5	$35.6	$532.1	$665.0	$3.3	$668.3
Operating margin, %	7.8	0.6	8.4	10.3	0.0	10.3
EPS continuing operations, diluted	3.50	0.37	3.87	5.37	0.03	5.40

1)	Excluding costs for capacity alignment, antitrust related matters and separation of our business segments.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Third quarter 2019		Third quarter 2018
	Millions	Per share	Millions	Per share
Capacity alignment	$27.4	$0.31	$(0.2)	$(0.00)
Antitrust related matters	0.1	0.00	0.2	0.00
Separation costs	$1.2	0.01	1.1	0.01
Total adjustments to operating income	$28.7	0.32	$1.1	0.01
Tax on non-U.S. GAAP adjustments1)	(0.4)	0.00	(0.3)	(0.00)
Total adjustments to net income	$28.3	$0.32	$0.8	$0.01

1)	The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

	First nine months of 2019		First nine months of 2018
	Millions	Per share	Millions	Per share
Capacity alignment	$40.5	$0.46	$1.0	$0.01
Antitrust related matters	(6.1)	(0.07)	1.2	0.01
Separation costs	1.2	0.01	1.1	0.01
Total adjustments to operating income	$35.6	$0.40	$3.3	$0.03
Tax on non-U.S. GAAP adjustments1)	(3.0)	(0.03)	(0.7)	(0.00)
Total adjustments to net income	$32.6	$0.37	$2.6	$0.03

1)	The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

The non-GAAP adjustment for the three months ended September 30, 2019 primarily consisted of capacity alignment amounting to $27.4 million. The non-GAAP adjustment for the nine months ended September 30, 2019 primarily consisted of capacity alignment amounting to $40.5 million offset by the $6.7 million antitrust accrual adjustment as reported in the Company’s 10-Q for the period ended March 31, 2019.

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

Reconciliation of U.S. GAAP financial measure to “Operating working capital”

(Dollars in millions)

	September 30, 2019	September 30, 2018	December 31, 2018
Total current assets continuing operations	$2,908.8	$3,348.1	$3,285.4
Total current liabilities continuing operations 1)	(2,304.8)	(2,683.8)	(2,655.5)
Working capital	604.0	664.3	629.9
Cash and cash equivalents	(334.4)	(533.7)	(615.8)
Short-term debt	289.9	573.0	620.7
Derivative (asset) and liability, current	5.9	1.8	(0.8)
Dividends payable	54.1	54.0	54.0
Operating working capital	$619.5	$759.4	$688.0

1)	December 31, 2018, excluding the EC antitrust accrual.

Operating working capital (non-U.S. GAAP measure, see reconciliation table above) was 7.2% of sales compared to 8.8% of sales a year earlier, where the change mainly was a consequence of a new accounting standard for operating leases and accruals related to future reductions of our indirect workforce. The Company targets that operating working capital in relation to the last 12-month sales should not exceed 10%.

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	September 30, 2019	September 30, 2018	December 31, 2018
Short-term debt	$289.9	$573.0	$620.7
Long-term debt	1,815.1	1,677.5	1,609.0
Total debt	2,105.0	2,250.5	2,229.7
Cash and cash equivalents	(334.4)	(533.7)	(615.8)
Debt issuance cost/Debt-related derivatives, net	10.7	7.6	4.9
Net debt	$1,781.3	$1,724.4	$1,618.8

Net debt (non-U.S. GAAP measure, see reconciliation table above) amounted to $1,781 million as of September 30, 2019, which was close to unchanged compared to a year earlier.

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

Calculation of “Leverage ratio”

(Dollars in millions)

	September 30, 2019	September 30, 2018	December 31, 2018
Net debt1)	$1,781.3	$1,724.4	$1,618.8
Pension liabilities	199.9	204.3	198.2
Debt per the Policy	1,981.2	1,928.7	1,817.0

Net income2)	216.1	218.9	183.7
Less: Net loss from discontinued operations2)	(2.0)	448.8	193.8
Net income continuing operations2)	214.1	667.7	377.5
Income taxes 2)	226.8	183.4	234.9
Interest expense, net2,3)	67.0	54.8	59.2
Depreciation and amortization of intangibles2)	348.8	332.6	342.0
Antitrust related matters, capacity alignment and separation costs2)	254.5	6.7	216.5
EBITDA per the Policy	$1,111.2	$1,245.2	$1,230.1
Leverage ratio	1.8	1.5	1.5

1)	Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.

Leverage ratio (non-U.S. GAAP measure, see calculation in table above). Autoliv’s policy is to maintain a leverage ratio commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (non-U.S. GAAP measure) adjusted for pension liabilities in relation to EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for antitrust related matters, capacity alignment and separation costs. The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of September 30, 2019, the Company had a leverage ratio of 1.8x, compared to 1.8x at June 30, 2019 and 1.5x at September 30, 2018.

Total equity decreased in the quarter by $38 million compared to June 30, 2019 mainly due to $54 million from dividends and $71 million in currency translation effects partly offset by $86 million in net income. Total equity increased by $103 million in the nine months period, mainly due to $307 million from net income, partly offset by $45 million from currency translation effects, and $163 million from dividends.

Headcount

	September 30, 2019	June 30, 2019	September 30, 2018
Headcount	64,900	65,700	66,500
Whereof:
Direct workers in manufacturing	71%	71%	71%
Best cost countries	80%	80%	80%
Temporary personnel	9%	10%	14%

Compared to June 30, 2019, total headcount (permanent employees and temporary personnel) decreased by approximately 800. The decrease in the quarter was driven by a reduction of both direct and indirect workforce. Compared to a year ago, headcount decreased by approximately 1,600, with close to 80% of the reduction being in the direct workforce. The headcount reductions reflect the balancing of cost reduction efforts to offset the decline in light vehicle markets and to support the growth in organic sales (non-U.S. GAAP measure) driven by new vehicle program launches.

Outlook 2019

The Company’s sales growth and adjusted operating margin (non-U.S. GAAP measure) outlook indications for 2019 reflects the continuing high level of uncertainty in the automotive markets and are based on the assumption that global light vehicle production declines by 6-7% in full year 2019 compared to full year 2018.

Financial measure	Full year indication
Net sales growth	Around (2)%
Organic sales growth	Around 1%
Adjusted operating margin 1)	Around 9%
R,D&E, net % of sales	Around 2018 level
Tax rate 2)	Around 28%
Operating cash flow excl. EC antitrust payment2)	$700-800 million
Capital expenditures, net % of sales	Around 2018 level
Leverage ratio at year end	Around 1.7x range

1)	Excluding costs for capacity alignments, anti-trust related matters and separation of our business segments. 2) Excluding unusual items.

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

New Lease Standard

The Company adopted ASU 2016-02 - Leases, effective January 1, 2019. The adoption of the new lease standard had a material impact on the Company’s balance sheet. For further information see Note 2, New Accounting Standards and Note 4, Leases, to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Except as set forth below, as of September 30, 2019, the Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019.

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

OTHER RECENT EVENTS

Key launches in the Third Quarter of 2019

Below are some of the key models which were launched in the third quarter of 2019.

Subaru Legacy: Side airbags, Seatbelts.

Land Rover Defender: Driver and/or Passenger airbags, Side airbags, Head/Inflatable Curtain airbags, Seatbelts.

BMW 1-Series: Side airbags, Seatbelts

Peugeot 208: Steering Wheel, Driver and/or Passenger airbags, Side airbags, Head/Inflatable Curtain airbags, Seatbelts.

Chevrolet Trailblazer: Steering Wheel, Driver and/or Passenger airbags, Side airbags, Head/Inflatable Curtain airbags, Seatbelts.

Cadillac CT5: Steering Wheel, Driver and/or Passenger airbags, Side airbags, Head/Inflatable Curtain airbags, Seatbelts.

Ford Puma: Steering Wheel, Driver and/or Passenger airbags, Side airbags.

BYD Song Pro: Steering Wheel, Driver and/or Passenger airbags, Side airbags, Head/Inflatable Curtain airbags, Seatbelts.

Subaru Outback: Side airbags, Seatbelts.

Other Items

•

On September 5, 2019, Autoliv announced the signing of a joint research declaration with Great Wall Motor on the project of North American road safety evaluation in Baoding, China. Autoliv and Great Wall Motor will jointly set up a North America road safety research lab. The lab will combine the global technical and testing resources of both parties and focus on the North American market, at the same time, align with the regulations from road safety authorities, thus to support the implementation of the strategies of Great Wall Motor.

•

On September 16, 2019, Autoliv announced that it strengthened the insights in biomechanics, epidemiology and public health as John Bolte IV and Maria Segui-Gomez joined the Autoliv Research Advisory Board. Maria Segui-Gomez is an acknowledged expert in the field of epidemiology and public health. She is full Professor in Public Health in Spain while holding visitor professorships in the US as Adjunct Associate Professor at Johns Hopkins University, School of Public Health, and as Visiting Professor at University of Virginia School of Medicine. John Bolte IV is Professor at The Ohio State University and Director of the Injury Biomechanics Research Center.

•

On September 23, 2019, Autoliv announced that its interim CFO, Christian Hanke, notified the Company of his intent to resign as the Interim Chief Financial Officer and Vice President Corporate Control to pursue another opportunity outside of Autoliv. Mr. Hanke’s resignation will be effective no later than March 18, 2020. Until the time Mr. Hanke’s resignation becomes effective, he will continue to serve as the Interim Chief Financial Officer and Vice President Corporate Control. The Company expects that Mr. Hanke will remain with the Company through the filing of the Company’s 2019 annual report. The Company is continuing its search for a permanent replacement for the Chief Financial Officer position.

•	On September 27, 2019, S&P Global Ratings announced its downgrade of Autoliv Inc., from A- to BBB+ with outlook negative.

Dividend

On August 19, 2019, the Company declared a quarterly dividend to shareholders of 62 cents per share for the fourth quarter of 2019, with the following payment schedule:

Ex-date (common stock)	November 19, 2019
Ex-date (SDRs)	November 19, 2019
Record Date	November 20, 2019
Payment Date	December 5, 2019

Next Report

Autoliv intends to publish the quarterly earnings report for the fourth quarter of 2019 on Tuesday, January 28, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

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

ITEM 1A. RISK FACTORS
As of September 30, 2019, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended September 30, 2019, the Company made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000. Under the existing authorization, 2,986,288 shares may be repurchased. The stock repurchase program does not have an expiration date.

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

10.1+

Mutual Separation Agreement, dated July 1, 2019, between Autoliv, Inc. and Mike Hague, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 19, 2019).

10.2*+	Employment Agreement, dated July 14, 2016, between Autoliv, Inc. and Christian Hanke.

10.3*+	Employment Agreement, dated April 23, 2019, between Autoliv, Inc. and Frithjof Oldorff.

10.4*+	Employment Agreement, dated March 18, 2019, between Autoliv, Inc. and Christian Swahn.

10.5*+	Employment Agreement, dated February 15, 2019, between Autoliv, Inc. and Magnus Jarlegren.

10.6*	Form of Indemnification Agreement between Autoliv, Inc. and its directors and certain of its executive officers.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Interim Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Interim Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2019

AUTOLIV, INC.

(Registrant)

By:	/s/ Christian Hanke
Christian Hanke
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)