Form 10-K
period 2019-12-31
AUTOLIV INC
filed 2020-02-21
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________  to _________

Commission file number: 001-12933

AUTOLIV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Klarabergsviadukten 70, Section B7,
Box 70381,	SE-107 24
Stockholm, Sweden	(Zip Code)
(Address of principal executive offices)

+46 8 587 20 600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock (par value $1.00 per share)	ALV	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. held by non-affiliates as of the last business day of the second fiscal quarter of 2019 amounted to $6,151 million.

Number of shares of Common Stock outstanding as of February 12, 2020: 87,249,686.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the annual stockholders’ meeting to be held on May 7, 2020, to be dated on or around March 23, 2020 (the “2020 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10- K. The 2020 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment: restructuring and cost reduction and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the resolution of the Toyota Recall); higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A -“Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

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

Business

Autoliv is a leading developer, manufacturer and supplier of safety systems to the automotive industry with a broad range of product offerings, primarily passive safety systems.

Passive safety systems are primarily meant to improve vehicle safety. Passive safety systems include modules and components for frontal-impact airbag protection systems, side-impact airbag protection systems, seatbelts, steering wheels, inflator technologies, battery cable cutters and protection systems for vulnerable road users such as pedestrians and cyclists.

Including joint venture operations, Autoliv has around 65 production facilities in 25 countries and its customers include the world’s largest car manufacturers. Autoliv’s sales in 2019 were $8.5 billion, approximately 66% of which consisted of airbag and steering wheel products and approximately 34% of which consisted of seatbelt products. Our business is conducted in the following geographical regions, Europe, the Americas, China, Japan and the Rest of Asia (ROA).

Autoliv’s head office is located in Stockholm, Sweden, where we currently employ approximately 70 people. At December 31, 2019, Autoliv had approximately 59,000 employees worldwide, and a total headcount, including 6,000 temporary personnel, of approximately 65,000.

Additional information required by this Item 1 regarding developments in the Company’s business during 2019 is contained under Item 7 in this Annual Report.

Reportable Segment

Upon completion of the spin-off of its former Electronics segment on June 29, 2018, Autoliv concluded that it has one reportable segment based on the way the Company evaluates its financial performance and manages its operations. Autoliv’s remaining business is comprised of passive safety products - principally airbags (including steering wheels and inflators) and seatbelts. For more information regarding the Company’s segment reporting, see Note 1 to the Consolidated Financial Statements in this Annual Report.

Products, Market and Competition

Products

Saving more lives on the road is a key health priority as our world population grows and develops. However, population expansion in growth markets and the rise of megacities creates new complexities. To meet this challenge, we develop automotive safety solutions that work in real life situations.

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

Market and Competition

Consumer research clearly shows that consumers want safe cars, and several significant trends are likely to have a positive influence on overall safety content per vehicle. These include:

1)	Society becoming increasingly focused on Vision Zero, which includes a goal of reducing traffic fatalities and their associated costs,
2)	Demographic trends of increased urbanization, aging driver populations and increased safety focus in growth markets, and
3)	Evolving government regulations and test rating systems to improve the safety of vehicles in various markets, such as the updated Euro New Car Assessment Program (NCAP), China NCAP and USNCAP.

The automotive safety market is driven by two primary factors: light vehicle production (LVP) and content per vehicle (CPV).

The first growth driver, LVP, has increased at an average annual growth rate of around 2.2% since the start of Autoliv in 1997 despite the cyclical nature of the automotive industry. LVP is expected to grow to close to 90 million by 2022 from approximately 86 million in 2019, according to IHS. Almost all of this expansion will be in growth markets, predominantly in China, India, Southeast Asia and South America.

Unlike LVP, where Autoliv can only aim to be on the best-selling platforms, Autoliv can influence CPV more directly by continuously developing and introducing new technologies with higher value-added features. Over the long term, this increases average safety CPV and has caused our markets to grow faster than the LVP.

Since the start of Autoliv, Inc. in 1997, the Company’s sales compound annual growth rate (CAGR) for passive safety has been 5.3% compared to the market rate of around 2.6% which includes an LVP growth of around 2.2%. Our outperformance is a result of a steady flow of new passive safety technologies, strong focus on quality and a superior global footprint both in products and engineering. This has enabled Autoliv to increase its market share from 27% in 1997 to more than 41% in 2019.

In the Developed Markets (Western Europe, North America, Japan and South Korea) the CPV is around $280. CPV growth in these regions will mainly come from new safety systems such as active seatbelts, knee airbags and front-center airbags along with improved protection for pedestrians and rear-seat occupants like bag-in-belt or more advanced seatbelts.

In our Growth Markets (all markets except the Developed Markets), we see great opportunities for CPV growth from more airbags and advanced seatbelt products. Average CPV in our Growth Markets is around $170, approximately $110 less than in the Developed Markets.

Despite a negative LVP mix effect from higher growth in low CPV markets, the passive safety market (seatbelts and airbags, including steering wheels), is expected to grow from close to $20 billion to $23 billion over the next 3-5 years, based on the current macro-economic outlook and our internal market intelligence and estimates. The highest growth rate is expected in steering wheels, where Autoliv has a global market share of around 38%, generated by the trend toward higher-value steering wheels with leather and additional features.

The Growth Markets are expected to outgrow the Developed Markets for the period between 2020 and 2023, as the Growth Markets are supported by a higher LVP and increasing CPV resulting from higher installation rates of airbags and more advanced seatbelt products.

In seatbelts, Autoliv has reached a global market share of around 41%, primarily due to being the technology leader with several important innovations such as pretensioners and active seatbelts. Our strong market position is also a reflection of our superior global footprint. Seatbelts are the primary life-saving safety product and are also an important requirement in low-end vehicles for the Growth Markets. This provides us with an excellent opportunity to benefit from the expected growth in this segment of the market.

The market for airbags, where Autoliv has a market share of around 42%, is expected to grow mainly as result of higher installation rates of inflatable curtains, side airbags and knee airbags. Additionally, the new front center airbag is expected to start to contribute to the market growth.

Our competitors

Autoliv is the clear market leader in passive safety with an estimated global market share of more than 41%. Our major competitors are Joyson Safety Systems, the successor to Takata, and ZF.

Our largest competitor is U.S.-based Joyson Safety Systems (JSS), including its Chinese subsidiary YFK. JSS is a Chinese owned company and is the result of the merger between Key Safety Systems (KSS) and Takata Corporation after KSS acquired Takata in 2018.

Our second largest competitor is ZF, a global leader in driveline and chassis technology as well as in passive safety technologies, and is one of the largest global automotive suppliers.

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

Other competitors include Nihon Plast and Ashimori of Japan, Jinheng of China, Samsong in South Korea and Chris Cintos de Seguranca in South America. Collectively, these competitors account for the majority of the remaining market share in passive safety.

Additional information concerning our products, markets and competition is included in the “Risks and Risk Management” section under Item 7 of this Annual Report.

Manufacturing and Production

See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, propellant, initiators, textile cushions, webbing, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly and steering wheels. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. The products manufactured by Autoliv’s consolidated subsidiaries in 2019 consisted of approximately 146 million complete seatbelt systems (of which approximately 85 million were fitted with pretensioners), approximately 98 million side airbags (including curtain airbags), approximately 57 million frontal airbags, approximately 0.7 million other airbags and approximately 21 million steering wheels.

Autoliv’s “just-in-time” delivery system is designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. “Just-in-time” deliveries require final assembly or, at least, distribution centers in geographic areas close to customers to facilitate rapid delivery. The fact that the major automobile manufacturers are continually expanding their production activities into more countries and require the same or similar safety systems as those produced in Europe, Japan or the U.S. increases the importance for suppliers to have assembly capacity in several countries. Consolidation among our customers also supports this trend.

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

When dramatic shifts in LVP occur or when there is a shift in regional LVP, the capacity adjustments can take more time and be more costly. Additionally, when there is significant demand for a given product due to a major recall of a competitor’s product, like certain of our customers have experienced, capacity adjustments may take time.

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production. For more information, see Item 1A – “Risk Factors” in this Annual Report.

Quality Management

Autoliv believes that superior quality is a prerequisite to being considered a leading global supplier of automotive safety systems and is key to our financial performance, because quality excellence is critical for winning new orders, preventing recalls and maintaining low scrap rates. Autoliv has for many years emphasized a “zero-defect” proactive quality policy and continues to strive to improve its working methods. This means that Autoliv’s products are expected to always meet performance expectations and be delivered to its customers at the right times and in the right amounts. Furthermore, we believe our continued quality improvements further enhance our reputation among our customers, employees and governmental authorities.

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

We continue to drive our quality initiative called “Q5” which was initiated in the summer of 2010. It is an integral part of our strategy of shaping a proactive quality culture of zero defects. It is called “Q5” because it addresses quality in five dimensions: products, customers, growth, behavior and suppliers. The goal of Q5 is to firmly tie together quality with value within all of our processes and for all of our employees, thereby leading to the best value for our customers. Since 2010, we have continually expanded this quality initiative to provide additional skills training to more employees and suppliers. These activities have significantly improved our quality performance.

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

IATF 16949:2016 is one of the automotive industry’s most widely used international standards for quality management. All of our facilities that ship products to OEMs are regularly certified according to the International Automotive Task Force (IATF) standards.

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

Raw Materials

Approximately 50% of our revenues are spent on direct material purchased directly from external suppliers. Autoliv mainly purchases manufactured components and raw materials for its operations. We take several actions to mitigate higher raw material prices, such as competitive sourcing and looking for alternative materials.

For information on the sources and availability of raw materials, see “Risk Factors – ‘Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins’” in Item 1A of this Annual Report.

Intellectual Property

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on many patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. For information on our use of intellectual property and its importance to us, see “Risk Factors – ‘If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired’” in Item 1A of this Annual Report.

Backlog

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

Dependence on Customers

In 2019 our top five customers represented around 52% of our annual sales and our top ten customers represented around 79% of our annual sales. This reflects the concentration of manufacturers in the automotive industry. The five largest OEMs in 2019 accounted for 51% of global LVP and the ten largest OEMs accounted for 74%. A delivery contract is typically for the lifetime of a vehicle model, which is normally between four and six years depending on customer platform sourcing preferences and strategies.

Customer	% of Autoliv Sales	% of Global LVP1)
Renault/Nissan/Mitsubishi	16%	11%
VW	10%	12%
Honda	10%	6%
FCA	8%	5%
Hyundai/Kia	8%	9%
Ford	7%	5%
Toyota	7%	12%
General Motors	5%	6%
Daimler	4%	3%
BMW	4%	3%

1)	Source: IHS

CUSTOMER SALES TRENDS

Asian vehicle producers have steadily become increasingly more important to Autoliv, and now represent around 46% of our global sales compared to 37% five years ago. The largest increase comes from Japanese OEMs that represented 24% five years ago, and now accounts for 34%. This is a result of our stronger market position based on our local presence in Japan. European OEMs accounted for 31% of our global sales in 2019, this is 2 percentage points less than in 2014. The U.S. based OEMs (including Tesla) account for 21% of our global sales, down from 29% in 2014. This is in part due to the sale of GM's European operations, Opel, to PSA. Tesla now accounts for more than one percent of our 2019 sales.

For information on our dependence on customers, see “Risk Factors – ‘Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices’” in Item 1A of this Annual Report and “Dependence on Customers” under the section “Risks and Risk Management” in Item 7 of this Annual Report and Note 21 to the Consolidated Financial Statements.

Research, Development and Engineering, net (R,D&E)

No single customer project accounted for more than 4% of Autoliv’s total R,D&E, net spending during 2019. To fuel Autoliv’s product portfolio, additional expertise is brought in-house via technology partnerships and licensing agreements.

Regulatory Costs

The fitting of seatbelts in most types of motor vehicles is mandatory in almost all countries and many countries have strict laws regarding the use of seatbelts while in vehicles. In addition, most developed countries require that seats in intercity buses and commercial vehicles be fitted with seatbelts. In the U.S., federal legislation requires frontal airbags on the driver-side and the passenger-side of all new passenger cars since 1998 and in all sport utility vehicles, pickup trucks, and vans since 1999.

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

Autoliv Personnel

As of December 31, 2019, Autoliv and its subsidiaries had approximately 59,000 employees and approximately 6,000 temporary personnel. Autoliv considers its relationship with its personnel to be good. While there have been a small number of minor labor disputes during the year, such disputes have not had a significant or lasting impact on our relationship with our employees, customer perception of our employee practices or our business results.

Major unions to which some of Autoliv’s employees belong in Europe include: IG Metall in Germany; Unite the union in the United Kingdom; Confédération Générale des Travailleurs (CGT), Confédération Française Démocratique du Travail (CFDT), Confédération Française de l’Encadrement Confédération Générale des cadres, Force Ouvrière (CFE-CGC), Confédération Française des Travailleurs Chrétiens (CFTC), Solidaires, Unitaires, Démocratiques (SUD) and Conféderation Autonome du Travail (CAT) in France; Union General de Trabajadores (UGT), Union Sindical Obrera (USO), Comisiones Obereras (CCOO) and Confederacion General de Trabajadores (CGT) in Spain; IF Metall, Unionen, Sveriges Ingenjörer and Ledarna in Sweden; Industriaal- ja Metallitöötajate Ametiühingute Liit (IMTAL) in Estonia; Vasas Szakszervezeti Szövetség (Hungarian Metallworkers‘ Federation) in Hungary; Samorządny NiezaleĪny Związek Zawodowy Pracowników and Zakáadowa Organizacja Związkowa NSZZ SolidarnoĞü in Poland; Union Générale des Travailleurs Tunisiens (UGTT) and Union des travailleurs Tunisiens (UTT) in Tunisia and Türk Metal Sendikasi in Turkey.

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

Available information

We file or furnish with the United States Securities and Exchange Commission (the “SEC”) periodic reports and amendments thereto, which include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Such reports, amendments, proxy statements and other information are made available free of charge on our corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC. Our Corporate Governance Guidelines, committee charters, code of conduct and other documents governing the Company are also available on our corporate website at www.autoliv.com. The SEC maintains an internet site that contains reports, proxy statements and other information at www.sec.gov. Hard copies of the above-mentioned documents can be obtained free of charge from the Company by contacting us at: Autoliv, Inc., P.O. Box 70381, SE-107 24, Stockholm, Sweden.

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

Our sales are also affected by inventory levels of our customers. We cannot predict when our customers will decide to either increase or reduce inventory levels or whether new inventory levels will approximate historical inventory levels. This may exacerbate variability in our order intake and, as a result, our revenues and financial condition. Uncertainty regarding inventory levels may be exacerbated by consumer financing programs initiated or terminated by our customers or governments as such changes may affect the timing of their sales.

Changes in automotive sales and LVP and/or customers’ inventory levels will have an impact on our long-term targets, earnings guidance and estimates. In addition, we base our growth projections in part on business awards, or order intake, made by our customers. However, actual production orders from our customers may not approximate the awarded business or our estimated order intake. Any significant reduction in automotive sales and/or LVP by our customers, whether due to general economic conditions or any other factors relevant to sales or LVP, could have a material adverse effect on our business, results of operations and financial condition.

Growth rates in safety content per vehicle, which can be impacted by changes in consumer trends and political decisions, could affect our results in the future

The average global content of passive safety systems per light vehicle remained unchanged in 2019 at around $225. Vehicles produced in different markets may have various passive safety content values. For example, in developed markets such as Western Europe and North America, the premium segment has passive safety content values of more than $300 per vehicle, whereas in growth markets such as China and India the average passive safety content per vehicle is approximately $180 and $80, respectively. Due to the majority of the growth in global LVP being concentrated in growth markets the operating results may be impacted if the passive safety content per vehicle remains low and if the penetration of more advanced automotive safety systems does not increase in these regions. As passive safety content per vehicle is also an indicator of our sales development, should these trends continue, the average value of passive safety systems per vehicle could decline.

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

We continue to invest in technology and innovation which we believe will be critical to our long-term growth. Our ability to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging technologies will be a significant factor in our ability to remain competitive. If we are unsuccessful or are less successful than our competitors in predicting the course of market development, developing innovative products, processes, and/or use of materials or adapting to new technologies or evolving regulatory, industry or customer requirements, we may be placed at a competitive disadvantage. For example, the focus of the automotive industry on the development of advanced driver assistance technologies, with the goal of developing and introducing autonomous vehicles, and increase in consumer preferences for mobility on demand services may create demand for new and innovative products in response to OEM and consumer preferences and our success in providing such products will be critical for our long-term growth. Similarly, the demand for our products historically has tracked LVP and a future evolution of the automotive industry to autonomous vehicles and mobility on demand services may lead to a future reduction in annual global LVP. Our competitive environment continues to change, including because of recent acquisitions and divestitures by our existing competitors (including Delphi and Takata) within recent years as well as increased competition from entrants outside the traditional automotive industry, creating uncertainty about the future competitive landscape. Given the competitive nature of our business, the amount of awards we are awarded relative to our peers may decrease over time. The inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.

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

Disruptions in our supply chain may result for many reasons, including closures of one of our own or one of our suppliers’ facilities or critical manufacturing lines due to strikes or other labor disputes, mechanical failures, electrical outages, fires, explosions, critical pollution levels, critical health and safety and other working conditions issues (including epidemics and pandemics, such as the coronavirus (COVID-19)), natural disasters political upheaval, as well as logistical complications due to labor disruptions, weather or natural disasters, acts of terrorism, mechanical failures and legislation or regulation regarding the transport of hazardous goods. In particular, if the current coronavirus outbreak continues and results in a prolonged period of travel, commercial and other similar restrictions, particularly to and from China, we and our customers and suppliers could experience supply chain and production disruptions. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted. Additionally, we may experience disruptions if there are delays in customs processing, including if we are unable to obtain government authorization to export or import certain materials, including materials that may be viewed as dangerous such as the propellant used for our inflators. As we continue to expand in growth markets, the risk of such disruptions is heightened. The unavailability of even a single small subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production of that product, possibly for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Also, similar difficulties for other suppliers may force our customers to halt production, which may in turn impact our sales shipments to such customers.

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

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Our industry may be affected from time to time by limited supplies or price fluctuations of certain key components and materials. Strong worldwide demand for certain raw materials has had a significant impact on prices and short-term availability in recent years. Such price increases could materially increase our operating costs and materially and adversely affect our profit margin, as direct material costs amounted to approximately 50% of our net sales in 2019, of which approximately half is the raw material cost portion.

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

The SEC requires companies that manufacture products containing certain minerals and their derivatives that are known as “conflict minerals”, originating from the Democratic Republic of Congo or adjoining countries to diligence and report the source of such materials. There are significant resources associated with complying with these requirements, including diligence efforts to determine the sources of conflict minerals used in our products and potential changes to our processes or supplies as a consequence of such diligence efforts. As there may be only a limited number of suppliers able to offer certified “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict free minerals from such suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all minerals used in our products through the procedures we may implement. Accordingly, these rules may adversely affect our business prospects, operating results, cash flows or financial condition.

Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices

We are dependent on a few large customers with strong purchasing power. This is the result of customer consolidation during the last few decades. In 2019, our top five customers represented 52% of our consolidated sales. Our largest contract accounted for around 2% of our total fiscal 2019 sales. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of business from any of our major customers (whether by lower overall demand for vehicles, cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations and financial condition. Similarly, further consolidation of our customers in the future could make us more reliant upon a smaller group of customers for a significant portion of our consolidated sales and negatively impact our bargaining power when contracting with such customers.

Customers may put us on a “new business hold,” which would limit our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that must be met before we are eligible to bid for new business. Meeting any such conditions within the prescribed timeframe may require additional Company resources. A failure to satisfy any such conditions may have a material adverse impact on our financial results in the long term.

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

Additional information concerning our major customers is included in Note 21 of the Consolidated Financial Statements in this Annual Report.

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

We are involved from time to time in legal proceedings and our business may suffer as a result of adverse outcomes of current or future legal proceedings

We are, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, shareholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, antitrust, customs and VAT disputes and employment and tax issues. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. The possibility exists that claims may be asserted against us and their magnitude may remain unknown for long periods of time. These types of lawsuits could require a significant amount of management’s time and attention and a substantial legal liability or adverse regulatory outcome and the substantial expenses to defend the litigation or regulatory proceedings may have a material adverse effect on our customer relationships, business prospects, reputation, operating results, cash flows and financial condition. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position or that our established reserves or our available insurance will mitigate such impact.

We may be subject to civil antitrust litigation civil antitrust litigation that could negatively impact our business

The Company may be subject to civil antitrust lawsuits in the future in countries that permit such civil claims, including lawsuits or other actions by our customers. The Company was previously the subject of any investigation by the European Commission (“EC”) regarding possible anti-competitive behavior among certain suppliers to the automotive vehicle industry. The Company paid a fine to resolve these matters in 2019. As a result of the outcome of the EC investigation, we could be subject to subsequent civil disputes with non-governmental third parties and civil or stockholder litigation stemming from the same facts and circumstances underlying the EC investigation.  These types of lawsuits require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial condition, and our insurance may not mitigate such impact.

See Note 18 to the Consolidated Financial Statements in this Annual Report.

We may have exposure to greater than anticipated tax liabilities

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world. Any adverse outcome of any such audit or review could have a negative effect on our business and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated (or by the incurrence of losses) in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations or accounting principles, as well as certain discrete items.

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

Our ability to operate our company effectively could be impaired if we fail to attract and retain executive officers and other key personnel

Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract, develop and retain other qualified personnel, particularly engineers and other employees with software and technical expertise. The loss of the services of any of our executive officers or other key employees or the failure to attract, develop or retain other qualified personnel could have a material adverse effect on our business.

Restructuring and efficiency initiatives and capacity alignments are complex and difficult and at any time additional restructuring steps may be necessary, possibly on short notice and at significant cost

Our restructuring and efficiency initiatives and capacity alignments include efforts to adjust our manufacturing capacity and cost structure to meet current and projected operational and market requirements, including plant closures, transfer of sourcing to best cost countries, consolidation of our supplier base and standardization of products, to reduce our overhead costs and consolidate our operational centers. The successful implementation of our restructuring activities and capacity alignments will involve sourcing, logistics, technology and employment arrangements. Because these restructuring and efficiency initiatives and capacity alignments can be complex, there may be difficulties or delays in the implementation of any such initiatives and capacity alignments or they may not be immediately effective, resulting in an adverse material impact on our performance. In addition, there is a risk that inflation, high-turnover rates and increased competition may reduce the efficiencies now available in best-cost countries to levels that no longer allow for cost-beneficial restructuring opportunities. Therefore, there can be no assurances that any future restructurings or capacity alignments will be completed as planned or achieve the desired results.

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

Our access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Our ability to obtain unsecured funding at a reasonable cost is dependent on our credit ratings or our perceived creditworthiness. Our current credit rating could be lowered as a result of us experiencing significant negative cash flows, increasing our indebtedness and leverage, or a dire financial outlook, which may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our principal credit facility expires in 2023. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our principal credit facility syndicate were to default. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient external financing we may be required to seek additional capital, sell assets, reduce or cut back our operating activities or otherwise alter our business strategy.

Information concerning our credit facilities and other financings are included in Item 7 in this Annual Report in the section headed “Treasury Activities” and in Note 14 to the Consolidated Financial Statements in this Annual Report.

Our indebtedness may harm our financial condition and results of operations

As of December 31, 2019, we have outstanding debt of $2.1 billion. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Impairment charges relating to our assets, goodwill and other intangible assets could adversely affect our financial performance

We periodically review the carrying value of our assets, goodwill and other intangible assets for impairment indicators. If one or more of our customers’ facilities cease production or decrease their production volumes, the assets we carry related to our facilities serving such customers may decrease in value because we may no longer be able to utilize or realize them as intended. Where such decreases are significant, such impairments may have a material adverse impact on our financial results. We monitor the various factors that impact the valuation of our goodwill and other intangible assets, including expected future cash flow levels, global economic conditions, market price for our stock, and trends with our customers. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance and especially the cash flow performance of these goodwill assets, adverse market conditions and adverse changes in applicable laws or regulations. If there are changes in these circumstances or the other variables associated with the estimates, judgments and assumptions relating to the valuation of goodwill, when assessing the valuation of our goodwill items, we may determine that it is appropriate to write down a portion of our goodwill or intangible assets and record related non-cash impairment charges. In the event that we determine that we are required to write-down a portion of our goodwill items and other intangible assets and thereby record related non-cash impairment charges, our financial condition and operating results would be adversely affected.

For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Critical Accounting Estimates – Goodwill and Intangibles”.

We face risks related to our defined benefit pension plans and employee benefit plans, including the need for additional funding as well as higher costs and liabilities

Our defined benefit pension plans and employee benefit plans may require additional funding or give rise to higher related costs and liabilities which, in some circumstances, could reach material amounts and negatively affect our operating results. We are required to make certain year-end assumptions regarding our pension plans. Our pension obligations are dependent on several factors, including factors outside our control such as changes in interest rates, the market performance of the diversified investments underlying the pension plans, actuarial data and adjustments and an increase in the minimum funding requirements or other regulatory changes governing the plans. Adverse equity market conditions and volatility in the credit market may have an unfavorable impact on the value of our pension assets and our future estimated pension liabilities. Internal factors such as an adjustment to the level of benefits provided under the plans may also lead to an increase in our pension liability. If these or other internal and external risks were to occur, alone or in combination, our required contributions to the plans and the costs and net liabilities associated with the plans could increase substantially and have a material effect on our business.

Information concerning our benefit plans is included in Note 19 of the Consolidated Financial Statements in this Annual Report.

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

Cybersecurity incidents or other damage to our technology infrastructure could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and operating results

We rely extensively on information technology (“IT”) networks and systems, our global data centers and services provided over the internet to process, transmit and store electronic information, and to manage or support a variety of business processes or activities across our facilities worldwide. The secure operation of our IT networks and systems and the proper processing and maintenance of this information are critical to our business operations. We have been, and likely will continue to be, subject to cyber-attacks. To date we have seen no material impact on our business from these attacks or events. Although we seek to deploy comprehensive security measures to prevent, detect, address and mitigate these threats, there has been an increased level of activity, and an associated level of sophistication, in cyber-attacks against large multinational companies. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.

Our security measures may be breached due to human error, system malfunctions or attacks from uncoordinated individuals or sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third-party service providers. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Disruptions and attacks on our IT systems or the systems of third parties storing our data could result in the misappropriation, loss, destruction or corruption of our critical data and confidential or proprietary information, personal information of our employees, the leakage of our or our customers’ confidential information, improper use of our systems and networks, production downtimes and both internal and external supply shortages, which could have an adverse effect on our results of operations. It may also result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. The potential consequences of a material cybersecurity incident include reputational damage, theft of intellectual property, litigation with third parties, diminution in the value of our investment in research, development and engineering, diversion of the attention of management away from the operation of our business and increased cybersecurity protection and remediation costs, legal claims and liability, regulatory scrutiny, sanctions, fines or penalties (which may not be covered by our insurance policies), negative publicity, release of sensitive and/or confidential information, increases in operating expenses, or lost revenues which in turn could adversely affect our competitiveness and results of operations. To the extent that any disruption or security breach results in a misappropriation, loss, destruction or corruption of our customer’s information, it could affect our relationships with our customers, create significant expense for us to investigate and remediate damage, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs. Furthermore, our technology systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunication failures.

We continuously seek to maintain a robust program of information security and controls, however, any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation.

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

Global climate change could negatively affect our business

More regional and/or national requirements to reduce or mitigate the effects of greenhouse gas emissions may adversely impact our business. Today there is a lack of consistent climate legislation which results in economic and regulatory uncertainty. Any future regulations aimed at mitigating climate change may negatively impact the demand for certain of our customer’s products which could in turn impact demand for our products and impact our results of operations. The costs of compliance and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our operation of these facilities. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations.

The manifestations of climate change, such as extreme weather conditions or more frequent extreme weather events could disrupt our operations, damage our facilities, disrupt our supply chain, including our customers or suppliers, or make it harder or more difficult to obtain raw materials necessary for the manufacturing of our products. As a result, severe weather or a natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our operating results, cash flows or financial condition.

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

The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. The Organization for Economic Co-operation and Development (“OECD”) continues its base erosion and profit shifting (“BEPS”) project begun in 2015 with new proposals for a global minimum tax, further development of a coordinated set of rules for taxation and the allocation of taxing rights between jurisdictions. These proposals, if adopted by countries in which we operate, could result in changes to tax policies, including transfer pricing policies, that could ultimately impact our tax liabilities. The timing or impact of these proposals and recommendations is unclear at this point. Changes in tax laws or policies by the U.S. or foreign jurisdictions could result in a higher effective tax rate on our worldwide earnings, and any such change could have a material adverse effect on our business prospects, cash flows, operating results and financial condition.

Our international operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers and suppliers have operations. The current U.S. presidential administration has created uncertainty about the future relationship between the U.S. and certain of its trading partners, including with respect to the trade policies and agreements, treaties, government regulations and tariffs that could apply to trade between the U.S. and other nations. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the U.S. It could also impact importing certain foreign-produced vehicles into the U.S. Similarly, the political situations in certain countries, specifically Brazil, China, France, Russia, Turkey, and the United Kingdom, make it difficult to predict the near-term stability of trade costs with these nations. Changes in national policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our cash flows, operating results and financial condition.

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

The exit of the United Kingdom from membership in the European Union may adversely affect our business and profitability

The exit of the United Kingdom (“U.K.”) from the European Union (“EU”) (“Brexit”) could adversely affect European and worldwide economic and market conditions and contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Uncertainty over the final terms of the U.K.’s departure from the EU could cause political and economic uncertainty in the United Kingdom and the rest of Europe. Until final agreements related to Brexit are negotiated during the transition period, it is difficult to predict the impact Brexit will have on international trade, and whether we need to renegotiate any of our contractual arrangements to accommodate a new trade regime. Failure to reach final agreements could have an adverse impact on and lead to volatility in foreign exchange markets and labor and trade practices and policy. We conduct business in the U.K. and several EU nations and the taxation policies of the U.K. and the EU nations may change as a result of Brexit, which could adversely impact our tax positions. We may be required to comply with regulatory requirements in the United Kingdom that are in addition to, or inconsistent with, the regulatory requirements of the EU.

The effects of Brexit could adversely affect our business prospects, operating results, cash flows and financial condition.

Significant changes in the North American Free Trade Agreement (“NAFTA”) could adversely affect our financial performance

In October 2018, the U.S., Mexico and Canada agreed to a trade deal that would replace NAFTA known as The United States Mexico Canada Agreement (“USMCA”). The USMCA has been ratified by Mexico and the U.S. but Canada has not yet done so. If adopted in its current form by all three countries, the USMCA will change the automotive rules of origin that dictate what percentage of an automobile must be built from parts that originated from countries in the NAFTA region. The new rules would require that at least 75% of parts be made in North America and that 40-45% of an automobile must be made by workers earning at least $16 an hour. Reflective of the automotive industry, our vehicle parts manufacturing facilities in the U.S., Mexico and Canada are highly dependent on duty-free trade within the NAFTA region. If the USMCA is not ratified and, as a consequence, the U.S. withdraws from NAFTA, such withdrawal could have a material adverse impact on our financial performance. The imposition of customs duties on imports into the U.S., Mexico or Canada could negatively impact our financial performance.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. At present, we hold more than 6,000 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. In addition to our in-house research and development efforts, we seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing and joint venture arrangements. Our patents and licenses expire on various dates during the period from 2020 to 2039. We do not expect the expiration of any single patent or license to have a material adverse effect on our business, operating results and financial condition.

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

In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S. and we may encounter significant problems in protecting and defending our intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

Some of our products and technologies may use “open source” software, which may restrict how we use or distribute our products or require that we release the source code of certain products subject to those licenses

Some of our products and technologies may incorporate software licensed under so-called “open source” licenses. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Additionally, open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. These open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. If we combine our proprietary software in such ways with open source software, we could be required to release the source code of our proprietary software. We take steps to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted open source licenses; therefore the manner in which these licenses may be interpreted and enforced is subject to some uncertainty.

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

Negative or unexpected tax developments could adversely affect our effective tax rate, operating results and financial condition

Changes in, or changes in the application of, U.S. or foreign tax laws, regulations or accounting principles with respect to matters such as tax base, tax rates, transfer pricing, dividends and restrictions on certain forms of tax relief or limitations on favorable tax treatment could affect the carrying value of our deferred tax assets and/or our effective tax rate.

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

We are regularly examined by tax authorities around the world and in a number of jurisdictions, we are currently under examination, which inherently creates uncertainty. Although we periodically assess the likelihood of adverse outcomes, negative or unexpected results from one or more of such reviews and audits, including any related interest or penalties imposed by governmental authorities, could increase our effective tax rate and adversely impact our operating results, cash flows or financial condition.

The effective tax rates used for interim reporting are based on our projected full-year geographic earnings mix and take into account projected tax costs on intercompany dividends from lower tier subsidiaries.  Changes in currency exchange rates, earnings mix among taxing jurisdictions, or the ability of our subsidiaries to pay dividends could impact our reported effective tax rates, or cause fluctuations in the tax rate from quarter to quarter. Certain anti-trust judgements or settlements may not be tax deductible, which could have a material negative impact to our annual tax rate. A number of other factors may also increase our effective tax rate, which could have an adverse impact on our profitability and operating results. Due to our numerous foreign operations, our tax rate may be impacted by our global mix of earnings if our pre-tax income is lower than anticipated in countries with lower statutory tax rates and/or is higher than anticipated in countries with higher statutory tax rates. Based on U.S. regulatory rules, we do not record current or deferred tax liabilities on permanent investments in our foreign subsidiaries and our foreign earnings that are indefinitely reinvested. See Note 6 to the Consolidated Financial Statements in this Annual Report.

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

AUTOLIV MANUFACTURING FACILITIES

Country/Company	Location of Facility	Items produced at Facility	Owned/Leased
Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, steering wheels and seatbelt webbing	Owned

Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned
VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Baoding) Vehicle Safety Systems Co., Ltd	Baoding	Airbags	Leased
Autoliv (Changchun) Vehicle Safety Systems Co., Ltd.	Changchun	Airbags and seatbelts	Owned
Autoliv (China) Steering Wheel Co., Ltd.	Fengxian/Shanghai	Steering wheels	Owned
Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned
Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Seatbelts	Owned
Autoliv Shenda (Nanjing) Automotive Components Co., Ltd.	Nanjing	Seatbelt webbing	Owned
Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Airbags	Owned
Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Seatbelt webbing	Owned
Autoliv (Jiangsu) Automotive Safety Components Co., Ltd.	Jintan	Propellant, Airbag initiators and Airbag inflators	Owned
Autoliv (China) Automotive Safety Systems Co., Ltd.	Nantong	Airbag cushions	Owned
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Estonia
AS Norma	Tallinn	Seatbelts and belt components	Owned

France
Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags	Owned
Autoliv Isodelta SAS	Chiré-en-Montreuil	Steering wheels and covers	Owned
Livbag SAS	Pont-de-Buis	Airbag inflators	Owned
N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Airbag initiators and seatbelt micro gas generators	Owned

Germany
Autoliv B.V. & Co. KG	Elmshorn	Seatbelts	Owned

Hungary
Autoliv Kft.	Sopronkövesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts, airbags and steering wheels	Leased
	Mysore	Seatbelt webbing	Owned
	Delhi	Seatbelts, airbags and steering wheels	Leased
	Chennai	Airbags, Seatbelts	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts and steering wheels	Owned

Japan
Autoliv Japan Ltd.	Atsugi	Steering wheels	Owned
	Hiroshima	Airbags and steering wheels	Owned
	Taketoyo	Airbag inflators	Owned
	Tsukuba	Airbags and seatbelts	Owned

AUTOLIV MANUFACTURING FACILITIES

Country/Company	Location of Facility	Items produced at Facility	Owned/Leased
Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Steering wheels	Owned
Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts	Owned
Autoliv Safety Technology de	Tijuana	Seatbelts	Leased
Mexico S.A. de C.V.	Querétaro	Airbag cushions	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Airbags	Leased

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags and seatbelts	Owned

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts, seatbelt webbing, airbags, airbag inflators, springs for retractors and seatbelt components	Owned
	Lugoj	Airbag cushions	Owned
	Resita	Airbag cushions	Leased
	Sfantu Georghe	Steering wheels	Owned
	Onesti	Steering wheels	Leased
	Rovinari	Seatbelts	Owned

Russia
OOO Autoliv	Togliatti	Airbags, seatbelts and steering wheels	Leased

South Africa
Autoliv Southern Africa (Pty) Ltd.	Krügersdorp	Seatbelts and airbags	Owned

South Korea
Autoliv Corporation	Hwasung	Airbags	Owned
	Wonju	Seatbelts	Owned

Spain
Autoliv BKI S.A.U.	Valencia	Airbags	Owned

Sweden
Autoliv Sverige AB	Vårgårda	Airbag inflators	Owned

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts	Owned
	Chonburi	Airbags, airbag cushions, steering wheels	Leased

Tunisia
SWT1 SARL	El Fahs	Leather wrapping of steering wheels	Owned & Leased
ASW3 SARL	Nadhour	PU Molding and Leather wrapping of steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelts	Owned
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S. Gebze-Subesi	Gebze-Kocaeli	Airbags, Steering wheels and Seatbelt components	Leased

United Kingdom
Airbags International Ltd	Congleton	Airbag cushions	Owned

AUTOLIV MANUFACTURING FACILITIES

Country/Company	Location of Facility	Items produced at Facility	Owned/Leased

USA
Autoliv ASP, Inc.	Brigham City	Airbag inflators	Owned
	Ogden	Airbags	Owned
	Ogden	Airbags and service parts	Leased
	Promontory	Propellant	Owned
	Tremonton	Airbag initiators and seatbelt micro gas generators	Owned

AUTOLIV TECHNICAL CENTERS AND CRASH TEST TRACKS

Country/Company	Location	Product(s) supported
China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd.	Shanghai	Airbags and seatbelts customer applications and platform development with full-scale test laboratory

France
Autoliv France SNC	Gournay-en-Bray	Airbags and seatbelts customer applications and platform development with full-scale test laboratory
Livbag SAS	Pont-de-Buis	Inflator and pyrotechnic development

Germany
Autoliv B.V. & Co. KG	Dachau	Customer applications and platform development, airbags with full-scale test laboratory
	Elmshorn	Seatbelts with full-scale test laboratory

India
Autoliv India Private Ltd.	Bangalore	Airbags and seatbelts with sled testing

Japan
Autoliv Japan Ltd.	Tsukuba	Airbags and seatbelts customer applications and platform development with sled test laboratory

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbags applications and platform development

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts with sled test laboratory

South Korea
Autoliv Corporation	Seoul	Airbags and seatbelts customer applications and platform development with sled test laboratory

Sweden
Autoliv Development AB	Vårgårda	Research center
Autoliv Sverige AB	Vårgårda	Airbags customer applications and platform development with full-scale test laboratory

USA
Autoliv ASP, Inc.	Auburn Hills	Airbags, steering wheels, and seatbelts customer applications and platform development with full-scale test laboratory
	Ogden	Airbags, inflators and pyrotechnics customer applications and platform development

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

Number of shares

During 2019, the average number of shares outstanding remained at 87.3 million (excluding dilution and treasury shares). The weighted average number of shares outstanding for the full year 2019, assuming dilution, increased to 87.4 from 87.3 million in 2018.

Stock options (if exercised) and granted Restricted Stock Units (RSUs) and Performance Shares (PSs) could increase the number of shares outstanding by 0.4 million shares in the aggregate. Combined, this would add 0.5% to the number of shares outstanding. On December 31, 2019, 3.0 million shares were available for repurchase pursuant to the stock repurchase program authorized by the Board of Directors in 2014. On December 31, 2019, the Company had 15.6 million treasury shares.

Shareholders

As of the end of 2019 around 22% of Autoliv’s securities were held by U.S.-based shareholders and close to 53% by Sweden-based shareholders. Most of the remaining Autoliv securities were held in the U.K., Switzerland, Norway, Canada and France.

Dividends

If declared by the Board of Directors, quarterly dividends are usually paid on the first Thursday in the last month of each quarter. Declared dividends are announced in press releases and published on Autoliv’s corporate website. Autoliv has a history of paying quarterly cash dividends and intends to pay similar dividends in the future but may not because of certain factors as set forth in “Risk Factors” – ´You should not anticipate or expect the payment of cash dividends on our common stock´” in Item 1A of this Annual Report. See Autoliv’s corporate website for additional details regarding historical dividends.

Stock incentive plan

Autoliv employees participate in the Autoliv, Inc. 1997 Stock Incentive Plan, as amended (the “Stock Incentive Plan”) and receive Autoliv stock-based awards from time to time. In connection with the spin-off, each outstanding Autoliv stock-based award as of June 29, 2018 was converted to stock awards that have underlying shares of both Autoliv and Veoneer common stock (see Note 17 to the Consolidated Financial Statements in this Annual Report). Additional information regarding the securities authorized for issuance under the Stock Incentive Plan is included in Item 12 of this Annual Report.

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

In total, Autoliv repurchased 44.5 million shares between May 2000 and December 31, 2017 for cash of $2,498 million, including commissions. No repurchases were made during 2018 or 2019. Autoliv has made no share repurchases since June 30, 2017. The maximum number of shares that may still be purchased under the stock repurchase program amounted to 2,986,288 shares at December 31, 2019.

Of the total number of repurchased shares, 23.6 million shares were utilized for the equity units offering during 2009-2012. In addition, approximately 5.4 million shares have been utilized by the Stock Incentive Plan. At December 31, 2019, 15.6 million of the repurchased shares remain in treasury stock.

Item 6. Selected Financial Data

Selected financial data for the last five fiscal years ended December 31 for the Continuing Operations, unless noted, is summarized in the table below.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)	2019	2018	2017	2016	2015
Sales and Income
Net sales	$8,548	$8,678	$8,137	$7,922	$7,636
Operating income4)	726	686	860	831	708
Income before income taxes4)	648	612	792	784	655
Net income attributable to controlling interest4)	462	376	586	558	443
Financial Position
Current assets excluding cash	2,557	2,670	2,598	2,269	2,259
Property, plant and equipment, net	1,816	1,690	1,609	1,329	1,265
Intangible assets (primarily goodwill)	1,410	1,423	1,440	1,430	1,445
Non-interest bearing liabilities	2,397	2,595	2,418	2,154	2,049
Capital employed5)	3,772	3,516	4,538	4,225	3,670
Net debt6, 8)	1,650	1,619	368	299	202
Total equity5)	2,122	1,897	4,169	3,926	3,468
Total assets	6,771	6,722	6,947	6,565	6,518
Long-term debt6)	1,726	1,609	1,311	1,313	1,499
Share data
Earnings per share (US$) – basic4)	5.29	4.32	6.70	6.33	5.03
Earnings per share (US$) – assuming dilution4)	5.29	4.31	6.68	6.32	5.02
Total parent shareholders’ equity per share (US$)5)	24.19	21.63	46.38	41.69	39.22
Cash dividends paid per share (US$)	2.48	2.46	2.38	2.30	2.22
Cash dividends declared per share (US$)	2.48	2.48	2.40	2.32	2.24
Share repurchases	—	—	157	—	104
Number of shares outstanding (million)2)	87.2	87.1	87.0	88.2	88.1
Ratios
Gross margin (%)	18.5	19.7	20.6	20.6	20.5
Operating margin (%)4)	8.5	7.9	10.6	10.5	9.3
Pretax margin (%)4)	7.6	7.1	9.7	9.9	8.6
Return on capital employed (%)7)	20	17	n/a	n/a	n/a
Return on total equity (%)4, 7)	23	13	n/a	n/a	n/a
Total equity ratio (%)5)	31	28	49	48	46
Days receivables outstanding	70	71	76	70	71
Days inventory outstanding	35	35	35	32	31
Other data
Airbag sales3)	5,676	5,699	5,342	5,256	5,036
Seatbelt sales	2,872	2,980	2,794	2,665	2,599
Capital expenditures, net	476	486	464	398	397
Net cash provided by operating activities1)	641	591	936	868	751
Net cash used in investing activities1)	(476)	(628)	(697)	(726)	(591)
Net cash used in financing activities1)	(338)	(245)	(566)	(200)	(319)
Number of employees, December 31	58,900	57,700	56,700	55,800	51,300

1)	Including Discontinued Operations for all comparable years.
2)	At year end, excluding dilution and net of treasury shares.
3)	Including steering wheels, inflators and initiators.
4)	Including antitrust provision expense of $210 million in 2018.
5)	Impacted by the distribution of Veoneer on June 29, 2018 of approximately $2 billion recorded as a reduction of equity.
6)	The increase in debt in 2018 is primarily driven by our capitalization of Veoneer of approximately $1 billion prior to the distribution to the shareholders.
7)	The Company has decided not to recalculate prior periods since the distribution of Veoneer had a significant impact on total equity and capital employed making the comparison less meaningful.
8)	See section Non-U.S. GAAP Performance Measures in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Trends

The discussions and analysis in this section are focused on our continuing operations. For more information on our discontinued operations, see Note 3 to the Consolidated Financial Statements in this Annual Report. Discussions of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 that have been omitted under this item can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2018, which was filed with the United States Securities and Exchange Commission on February 21, 2019.

Autoliv, Inc. (the “Company”) provides automotive safety systems to the automotive industry with a broad range of product offerings, primarily passive safety systems. In the two-year period ended December 31, 2019, a number of factors have influenced the Company’s results of operations. The most notable factors have been:

•	Substantial decline in global light vehicle production
•	Growth of safety content per vehicle
•	High order intake share maintained
•	Operational initiatives
•	Continued focus on operational excellence and quality
•	Changes in competitive environment

	20191)			20181)
YEARS ENDED DEC. 31 (DOLLARS IN MILLIONS, EXCEPT EPS)	Reported	change		Reported	change
Global light vehicle production (in thousands)	85,862	(6)%		91,344		(1)%
Consolidated net sales	$8,548	(1)%		$8,678		7%
Operating income3)	726	6%		686		(20)%
Operating margin, %3)	8.5	0.6	pp	7.9	(2.7)	pp
Net income attributable to controlling interest from Continuing Operations3)	462	23%		376		(36)%
Earnings per share Continuing Operations2, 3)	5.29	23%		4.31		(35)%
Net cash provided by operating activities4)	641	8%		591		(37)%
Return on capital employed, %5)	19.7	2.9	pp	16.8	n/a	pp

1)

Reported figures impacted by costs for capacity alignments, antitrust related matters and by separation costs. See section Items affecting comparability and Notes 3, 12 and 18 to the Consolidated Financial Statements included herein.

2)	Assuming dilution and net of treasury shares.
3)	Including antitrust provision expense of $210 million in 2018.
4)	Including Discontinued Operations in 2018. Including EC antitrust payment of $203 million in 2019.
5)	The Company has decided not to recalculate prior periods since the distribution of Veoneer had a significant impact on capital employed making the comparison less meaningful.

GROWTH IN LIGHT VEHICLE PRODUCTION AND SAFETY CONTENT PER VEHICLE

The most important driver for Autoliv’s sales is the light vehicle production (LVP). During the past ten years LVP has shown year-over-year growth with the exception of 2019 and 2018. During 2019 we experienced deterioration of market conditions resulting in declines of LVP in all regions. The most significant decline in LVP, came in China due to lower consumer demand for vehicles and new emission regulations, and in Europe from uncertainty around drivetrain choices, public policy changes and declining consumer sentiments. As a result, full-year 2019 global LVP declined by 6%. This came after a 1% decline in 2018.

Light Vehicle Production
		2019		2018		Change '19 vs ´18
		(000´) units	% global	(000´) units	% global	(000´) units	%
Americas		18,343	21%	19,124	21%	(781)	(4)%
	North America	15,085	18%	15,751	17%	(666)	(4)%
	South America	3,258	4%	3,373	4%	(115)	(3)%
Europe		20,994	24%	21,887	24%	(893)	(4)%
Asia		44,550	52%	47,811	52%	(3,261)	(7)%
	China	23,292	27%	25,696	28%	(2,404)	(9)%
	Japan	9,024	11%	9,052	10%	(28)	(0)%
	South Korea	3,879	5%	3,951	4%	(72)	(2)%
	India	4,168	5%	4,712	5%	(544)	(12)%
	Other Asia	4,187	5%	4,400	5%	(213)	(5)%
Other		1,975	2%	2,522	3%	(547)	(22)%
Global Total		85,862		91,344		(5,482)	(6)%

Chinese LVP, the world’s largest automotive market, declined by 2.4 million units or by 9% from 2018 to 2019.  In Europe, an important market for automotive safety systems, LVP decreased by 4% or by approximately 0.9 million light vehicles during the same period. In North America, LVP declined by 4% or 0.7 million light vehicles. Affected by political and macro-economic factors, LVP in India decreased by 12%, to 4.2 million light vehicles in 2019.

Europe’s and the Americas share of global LVP has remained unchanged at 24% and 21%, respectively, while China’s share declined from 28% to 27%. Japan’s share increased from 10% to 11% as LVP remained steady.

Due to more stringent crash ratings, by institutes such as EuroNCAP; and increasing consumer demand for more safety in emerging markets, we see vehicle manufacturers installing more airbags and more advanced seatbelt systems in vehicles. This generally takes place when new models are introduced. The safety standards of vehicles are increasing in China, India and other growth markets such as Brazil, partially due to new regulations and crash test rating programs. For example, the Indian government has decided on a new traffic regulation that mandates more rigid crash test standards for light vehicles. This should eventually lead to a higher installation rate of airbags and more advanced seatbelts. In 2019, the decline in LVP was pronounced in markets with lower average safety content per vehicle (CPV) such as China, India and Other Asia, where the CPV is approximately $180, $80 and $160, respectively. These positive trends were in 2019 offset by negative currency translation effects. The average global safety CPV (airbags, seatbelts and steering wheels) was therefore unchanged at around $225. In addition, there is a negative effect from continued pricing pressure from vehicle manufacturers.

The more stringent crash ratings and consumer demand for more safety should enable the global automotive safety market to grow faster than the global LVP during the next three years.

WELL BALANCED GLOBAL FOOTPRINT

Autoliv’s regional sales mix continues to be balanced with 29% of sales in Europe, 34% in the Americas and 37% in Asia in 2019, compared to 32%, 31% and 37%, respectively, in 2018. In Asia, our sales in the important Chinese market remained at 18% of total sales in 2019. Regardless of the weakness in the Chinese market, we remain well positioned in that market, which is the world’s largest automotive producing market.

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

For Asia as a whole, the effect of the higher sales in China, Other Asia and India was partly offset by declining sales in Japan.

The fastest growing customer from 2018 to 2019 was Honda. Its share of our sales has increased from 8% to 10%. The second largest customer based in Asia is Hyundai/Kia, accounting for 8% of Autoliv sales. The local Chinese OEMs as a group accounted for around 4% of our sales in 2019, with Great Wall representing 2%.

Our sales to premium brand OEMs accounted for around 17% of total sales in 2019, while their share of global LVP is approximately 12%. Our strong position with premium OEMs reflects the higher safety content in their vehicles along with our position as a technology leader in the automotive safety market.

The U.S. based OEMs (including Tesla) account for 21% of our global sales, down from 29% in 2014. This is in part due to the sale of GM's European operations, Opel, to PSA. Tesla now accounts for more than 1% of our 2019 sales.

CONTINUED STRONG ORDER INTAKE SHARE

Building on a strong base, including supplying products to nearly 1,300 vehicle models and 100 car brands, Autoliv recorded its highest order intake share ever during the past five-year period, winning around 50% of available orders. Our share of order intake in prior years is significantly above our current sales market share of more than 41% in 2019. The order intake is broad based and we have improved our market position in three dimensions – regional, customer and product category. The lead time from order intake to start of production is typically 18-36 months. During this period the products are engineered into the vehicle to provide the expected protection for occupants in case of a crash and to meet legal and regulatory requirements, as well as other requirements from the vehicle manufacturer. This investment in new products is the main reason for the high level of RD&E expenses, net. Additionally, we have to build up production capacity, in the form of new lines, to meet future product launches.

Our order intake share for 2019 continued on the same high level as in 2018, supporting our growth opportunities also beyond 2020. We estimate that we booked about 50% of available order value in 2019, making 2019 the fifth consecutive year of booking around or more than 50% of available order value. The estimated life-time sales for all orders booked in 2019 is $11.0 billion, compared to $15.1 billion in 2018. 2018 was an exceptional year with sourcing of several large vehicle platforms with a life-time longer than the typical 4 to 6 years. New order intake is defined as the sales value of awards for future business, received within that year. The life time value is calculated using detailed assumptions of price and volumes over the years of production and the exchange rates prevailing at the time of receiving the order.

Due to the lead time from order to start of production, 2017 was the first year that the increased level of order intake began to impact our sales. Over the last two years, sales have substantially outperformed the change in global LVP. In 2019 and 2018 the outperformance was around 7 pp and 6 pp, respectively. During 2019, growth was positively affected through recent launches of several new models, including Honda CR-V, Tesla Model 3, Audi Q3, Ram Trucks and Volkswagen T-Cross.

OPERATIONAL INITIATIVES

As market weakness has continued in 2019, we have stepped up the cost improvement actions, launching a Structural Efficiency Program, including targeting a reduction of our indirect workforce by approximately 800. The cost for the program is estimated to be approximately $52 million and it is expected to be fully implemented by mid-2020. Annualized savings is estimated to be around $60 million which is equal to about 5% of indirect labor costs.

The costs for restructuring activities in 2019 amounted to $54 million compared to $9 million in 2018.

The current restructuring activities are expected to have a payback period of around 1 year, after cash-out. The cash payments in 2019 were $30 million compared to $14 million in 2018. As of December 31, 2019, we have $56 million reserved in our balance sheet related to restructuring (see Note 12 to the Consolidated Financial Statements included herein).

We continue to actively manage the business cycle downturn as we reduced the total direct workforce by 1,500 in 2019, despite growing our sales organically (see section Non-U.S. GAAP Performance Measures) by 1.2% compared to 2018.

With more than 100 improvement projects being evaluated, we have set a high pace in the planning and implementation of strategic initiatives and structural improvements. These initiatives are key drivers to our medium-term target and building the foundation to continue to create shareholder value.

IMPROVED EFFICIENCIES THROUGH OPERATIONAL EXCELLENCE

Pricing pressure is an inherent part of the automotive supplier business. Price reductions are generally higher on newer products with strong volume growth compared to older products, where both the possibilities to re-design the product to reduce costs and market growth are less. Price reductions can also depend on the business cycle. For the period 2018-2019, we estimate the average reduction of our market prices to have been in the range of 2-4% annually. As described below, to meet these price reductions, we have implemented several programs and taken actions to address our cost structure. Additionally, during the period 2018-2019, we have experienced accumulated raw material commodity costs increase of more than $80 million.

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

•	Strategic Initiatives including Automation, Digitalization, Supply Chain Management Effectiveness and RD&E Effectiveness.

Our Continuous improvement strategies have enabled productivity improvement above our target of 5% over the last years, except 2018 due to a sharp increase in launch activities. Excluding impact from Force Majeure situation in our plant in Mexico, we have come back to around historical performance during 2019. This is achieved despite the increased launch activities also impacted us during 2019.

Reducing labor costs to offset the price erosion on our products is achieved through continuously implementing productivity improvement programs, expanding production in Best Cost Countries (BCCs) and instituting restructuring and capacity alignment activities. The number of employees in the BCCs in relation to total number of associates remains over 80% in 2019.

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

FOCUS ON QUALITY

The number of vehicle recalls in the automotive industry has risen sharply in recent years. From 2015 to 2019, Takata’s airbag inflators recall generated a record number of recalls in the automotive industry. We expect overall recall numbers to remain high for years to come and, although we strive for the highest quality in our processes, it cannot be ruled out that we may also be adversely impacted by a future recall.

Quality has been and always will be our number one priority, and we continue to sharpen our focus in this area. We now hold a market share of more than 41% in passive safety while we have been involved in less than 2% of passive safety recalls in the industry in the past ten years; an important indicator that we are delivering on our quality strategy. For more information see product warranty and recalls in Note 13 to the Consolidated Financial Statements in this Annual Report.

CHANGES IN COMPETITIVE LANDSCAPE

During the past five years, we experienced significant changes in our competitive landscape. In 2015, TRW, a key competitor in passive safety, was acquired by German group ZF Friedrichshafen. Combined, the new company is the third-largest passive safety supplier globally. In 2016, Key Safety Systems (“KSS”) was acquired by Ningbo Joyson Electronic Corp. Beginning in 2014, Takata, our largest competitor at the time, experienced severe issues and recalls related to malfunctioning airbag inflators, leading the company to file for bankruptcy protection in the U.S. and Japan. In 2018, Joyson substantially acquired all of Takata's global assets and operations and combined it with KSS, forming the new company JSS.

European Commission AntitruSt Investigation

Since 2011, Autoliv was subject to an investigation of anti-competitive behavior among suppliers of occupant safety systems by the European Commission (EC). On March 5, 2019, the EC completed the remaining portion of the investigation and imposed a fine on the Company of €179 million (approximately $203 million). In the fourth quarter of 2018, the Company had previously accrued €184 million (approximately $210 million) with respect to the remaining portion of the investigation. The difference between the actual fine and the accrual is reported in Other income (expense), net in the Consolidated statements of net income. The final payment of the actual fine was made in June 2019.

CAPITAL STRUCTURE

The Company’s net debt stood at $1,650 million on December 31, 2019. This was an increase of $31 million compared to December 31, 2018. Total interest bearing debt at December 31, 2019 amounted to $2,094 million, a decrease of $136 million compared to December 31, 2018.

Cash flow from operations was $641 million in 2019 and $591 million in 2018, including discontinued operations. Capital expenditures, net amounted to $476 million in 2019 and $555 million in 2018. During the two-year period 2018-2019, the Company paid dividends of $431 million. After the latest declared dividend of 62 cents per share, the annualized run rate is $216 million, based on the number of shares outstanding at December 31, 2019.

It is the Company’s policy to maintain a financial leverage commensurate with a “strong investment grade credit rating”. The long-term target is to have a leverage ratio (see section Non-U.S. GAAP Performance Measures) of around 1.0 and to be within the range of 0.5 to 1.5. At December 31, 2019, the current leverage ratio is 1.7. The Company monitors its capital structure and the financial markets closely and intends to maintain a high level of financial flexibility while being shareholder friendly.

As part of the adjustment of the capital structure, the Company historically has repurchased shares of its common stock. During 2019 and 2018, the Company did not repurchase any shares. At December 31, 2019, the remaining number of shares authorized by the board of directors for repurchase is approximately 3.0 million shares.

CURRENCY IMPACTS

The Company is exposed to around 50 currency pairs, with exposures in excess of $1 million each. We are monitoring our currency exposure but do not hedge currency flows. Rather we strive to have sales and costs in the same currency to reduce the transaction exposure risk. The total net transaction exposure in 2019 was approximately $2.1 billion or 25% of sales. Approximately three quarters of our sales are denominated in currencies other than U.S. dollars, which is leading to currency translation effects.

Outlook for 2020

Our organic sales growth and adjusted operating margin outlook indications for 2020 reflect the continuing high level of uncertainty in the automotive markets and assume that global light vehicle production declines by 2-3% in full year 2020 compared to full year 2019.

Financial measure	Full year indication
Net sales growth	3-4%
Organic sales growth	3-4%
Adjusted operating margin 1)	At least 9.5%
R,D&E, net % of sales	Below 2019 level
Tax rate 2)	Around 28%
Operating cash flow2)	Above 2019 level
Capital expenditures, net % of sales	Below 2019 level
Leverage ratio at year end	Within target range

1)	Excluding costs for capacity alignments and anti-trust related matters.
2)	Excluding unusual items.

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

Significant Legal Matters

See Item 3. Legal Proceedings and Note 18 Contingent Liabilities to the Consolidated Financial Statements in this Annual Report.

Year Ended December 31, 2019 Versus 2018

Sales by Product

				Components of Change in Net Sales
	2019 (MUSD)	2018 (MUSD)	Reported change	Currency effects1)	Organic
Airbags products and Other2)	$5,676	$5,698	(0.4)%	(2.4)%	2.0%
Seatbelt products2)	2,872	2,980	(3.6)%	(3.4)%	(0.2)%
Total	$8,548	$8,678	(1.5)%	(2.7)%	1.2%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.

Consolidated net sales decreased by 1.5% compared to full year 2018. Excluding negative currency translation effects of 2.7% the organic growth (see section Non-U.S. GAAP Performance Measures) was 1.2%.

Airbag sales grew organically (see section Non-U.S. GAAP Performance Measures) by 2.0%, mainly driven by strong performance for steering wheels, particularly in Americas, with slight net growth contribution coming from airbags, as a result of growth in Americas and China and a decline in Europe. Inflator sales declined in North America, Japan and China.

Seatbelt sales declined organically (see section Non-U.S. GAAP Performance Measures) by 0.2%, with main growth contributors being China and to a lesser degree Americas, offset by a decline in Europe. The trend of higher sales of more advanced and higher value-added seatbelt systems continued.

Sales by Region

				Components of Change in Net Sales
	2019 (MUSD)	2018 (MUSD)	Reported change	Currency effects1)	Organic
Asia	$3,177	$3,195	(0.6)%	(2.3)%	1.7%
Whereof: China	1,525	1,522	0.2%	(4.3)%	4.5%
Japan	811	828	(2.1)%	1.3%	(3.4)%
Rest of Asia	841	845	(0.4)%	(2.3)%	1.9%
Americas	2,907	2,735	6.3%	(0.5)%	6.8%
Europe	2,464	2,748	(10.3)%	(5.5)%	(4.8)%
Global	$8,548	$8,678	(1.5)%	(2.7)%	1.2%

1)	Effects from currency translations.

For the full year 2019, Autoliv’s sales grew organically (see section Non-U.S. GAAP Performance Measures) by 1.2% compared to full year 2018, more than 7pp higher than LVP growth according to IHS. The largest contributor to overall growth was North America, followed by China and South America. The largest organic sales decline was in Europe followed by Japan.

Our organic sales growth outperformed LVP by more than 13pp in China and by around 10pp in North America, while we grew organically slower than LVP by around 3pp in Japan and by 0.7pp in Europe. In South America, we grew organically around 30pp more than LVP, while we outgrew LVP organically by around 8pp in Rest of Asia.

2019 Organic growth1)	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	6.8%	(4.8)%	4.5%	(3.4)%	1.9%	1.2%
Main growth drivers	Honda, Nissan, FCA, Tesla	VW, PSA	Honda, VW, GM	Subaru, Mazda, Honda	Suzuki, Renault, Mitsubishi	Honda, VW, Nissan
Main decline drivers	Daimler, Inflators	Daimler, JLR, BMW	Ford, PSA, Great Wall	Mitsubishi, Toyota, Inflators	Ford, Isuzu, GM	Daimler, Ford, Mitsubishi
1)Non-U.S. GAAP measure

	Years ended December 31
(Dollars in millions, except per share data)	2019	2018	Change
Net Sales	$8,548	$8,678	(1.5)%
Gross profit	1,584	1,711	(7.4)%
% of sales	18.5%	19.7%	(1.2	)pp
S,G&A	(399)	(390)	2.3%
% of sales	(4.7)%	(4.5)%	0.2	pp
R,D&E net	(406)	(413)	(1.7)%
% of sales	(4.7)%	(4.8)%	(0.1	)pp
Other income (expense), net	(43)	(211)	(79.6)%
Operating income	726	686	5.8%
% of sales	8.5%	7.9%	0.6	pp
Adjusted operating income1)	774	908	(14.8)%
% of sales	9.1%	10.5%	(1.4	)pp
Financial and non-operating items, net	(77)	(74)	4.1%
Income before taxes	648	612	5.9%
Tax rate	28.6%	38.4%	(9.8	)pp
Net income from continuing operations	463	378	22.5%
Earnings per share Continuing Operations, diluted2)	5.29	4.31	22.7%
Adjusted earnings per share, diluted1, 2)	5.72	6.83	(16.3)%

1)	Assuming dilution and net of treasury shares.
2)	Participating share awards with right to receive dividend equivalents are (under the two-class method) excluded from the EPS calculation.

GROSS PROFIT

The gross profit for the full year 2019 declined by $127 million and the gross margin declined by 1.2pp compared to 2018. The gross margin was adversely impacted by the decline in global light vehicle production, resulting in a lower utilization of our production assets, raw material headwinds and the social unrest in Matamoros, Mexico. This was offset to some degree by organic growth (see section Non-U.S. GAAP Performance Measures) from launches of new products, which have a lower contribution margin in the early phase of the ramp-up.

OPERATING INCOME

Operating income increased by around $40 million to $726 million. The reported operating margin was 8.5% of sales, compared to 7.9% of sales in the prior year. The increase of 0.6pp of sales was mainly due to lower costs for antitrust related matters, reported as Other income (expense), net, partly offset by the lower gross profit.

Selling, General and Administrative (S,G&A) expenses increased by $9 million or 0.2pp of sales driven mainly by investments in digitalization and slightly higher legal fees, partly offset by slightly lower personnel costs. Research, Development & Engineering (R,D&E) expenses, net declined by $7 million, mainly due to higher engineering income. In relation to sales, it improved to 4.7% in 2019 from 4.8% in 2018.

FINANCIAL AND NON-OPERTING ITEMS, NET

Financial and non-operating items, net in full year 2019 was $77 million. The increase of $3 million compared to $74 million in full year 2018 was mainly due to higher net interest costs due to higher average net interest bearing debt in 2019.

INCOME TAXES

The effective tax rate of 28.6% was 9.8pp lower than last year primarily due to the 2018 unfavorable tax impact from the antitrust accrual in 2018.

NET INCOME AND EARNINGS PER SHARE

Net income attributable to controlling interest from Continuing Operations increased by $85 million compared to 2018 primarily driven by lower cost for antitrust accrual as noted above.

Earnings per share (EPS), diluted increased by 98 cents where the main drivers were 209 cents from lower costs for capacity alignment, the separation of our business segments and antitrust matters, 108 cents from lower tax partially offset by 213 cents from lower adjusted operating income (see section Non-U.S. GAAP Performance Measures).

The weighted average number of shares outstanding assuming dilution in 2019 was 87.4 million compared to 87.3 million in 2018.

Non-U.S. GAAP Performance Measures

In this annual report we sometimes refer to non-U.S. GAAP measures that we and securities analysts use in measuring Autoliv’s performance.

We believe that these measures assist investors and management in analyzing trends in the Company’s business for the reasons given below. Investors should not consider these non-U.S. GAAP measures as substitutes for, but rather as additions to, financial reporting measures prepared in accordance with U.S. GAAP.

These non-U.S. GAAP measures have been identified, as applicable, in each section of this annual report with tabular presentations provided below, reconciling them to U.S. GAAP.

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

The following tabular reconciliation presents changes in “organic sales growth” as reconciled to the change in total U.S. GAAP net sales.

COMPONENTS IN SALES INCREASE/DECREASE (DOLLARS IN MILLIONS)

	China		Japan		RoA1)		Americas		Europe		Total
2019 VS. 2018%		$	%	$	%	$	%	$	%	$	%	$
Reported change	0.2	$3.1	(2.1)	$(17.6)	(0.4)	$(3.8)	6.3	$172.1	(10.3)	$(284.4)	(1.5)	$(130.6)
Currency effects2)	(4.3)	(65.0)	1.3	10.8	(2.3)	(19.9)	(0.5)	(12.9)	(5.5)	(151.7)	(2.7)	(238.7)
Organic change	4.5	68.1	(3.4)	(28.4)	1.9	16.1	6.8	185.0	(4.8)	(132.7)	1.2	108.1

1)	Rest of Asia.
2)	Effects from currency translations.

RECONCILIATION OF U.S. GAAP MEASURE TO “OPERATING WORKING CAPITAL” (DOLLARS IN MILLIONS)

DECEMBER 31	2019	2018
Total current assets Continuing Operations	$3,002.1	$3,285.4
Total current liabilities Continuing Operations	(2,410.2)	(2,865.5)
Working capital	591.9	419.9
Cash and cash equivalents	(444.7)	(615.8)
Short-term debt	368.1	620.7
Derivative (asset) and liability, current	(4.2)	(0.8)
Dividends payable	54.1	54.0
Operating working capital	$565.2	$478.0

RECONCILIATION OF U.S. GAAP MEASURE TO “NET DEBT” (DOLLARS IN MILLIONS)

DECEMBER 31	2019	2018	2017	2016	2015
Short-term debt	$368.1	$620.7	$19.7	$216.3	$39.6
Long-term debt	1,726.1	1,609.0	1,310.7	1,312.5	1,499.4
Total debt	2,094.2	2,229.7	1,330.4	1,528.8	1,539.0
Cash and cash equivalents	(444.7)	(615.8)	(959.5)	(1,226.7)	(1,333.5)
Debt issuance cost/Debt-related derivatives, net	0.3	4.9	(2.5)	(3.4)	(3.9)
Net debt	$1,649.8	$1,618.8	$368.4	$298.7	$201.6

OPERATING WORKING CAPITAL

Due to the need to optimize cash generation to create value for our shareholders, management focuses on operationally derived working capital as defined in the table above.

The reconciling items used to derive this measure are, by contrast, managed as part of our overall management of cash and debt, but they are not part of the responsibilities of day-to-day operations management.

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

ADJUSTED OPERATING INCOME AND OPERATING MARGIN AND ADJUSTED EPS

Adjusted operating margin and adjusted EPS are non-GAAP measures our management uses to evaluate our business, because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that are non-operational or non-recurring in nature (such as costs related to capacity alignments, costs related to antitrust matters, separation costs, impairment charges and for EPS unusual tax items) and that we do not believe are indicative of our core operating performance and underlying business trends. Adjusted operating margin and adjusted EPS should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with U.S. GAAP, including operating margin and EPS.

ITEMS AFFECTING COMPARABILITY
	2019			2018
(DOLLARS IN MILLIONS, EXCEPT EPS)	Reported	Adjust- ments1)	Non- U.S. GAAP	Reported	Adjust- ments1)	Non- U.S. GAAP
Operating income	$726	$49	$775	$686	$222	$908
Operating margin, %	8.5	0.6	9.1	7.9	2.6	10.5
Income before taxes from Continuing Operations	$648	$49	$697	$612	$222	$834
Net income attributable to controlling interest from Continuing Operations	$462	$38	$500	$376	$220	$596
Capital employed	$3,772	$38	$3,810	$3,516	$220	$3,736
Return on capital employed, % 2)	19.7	1.2	20.9	16.8	5.2	22.0
Return on total equity, % 3)	23.1	1.7	24.8	13.0	7.3	20.3
Earnings per share Continuing Operations, diluted 4, 5)	$5.29	$0.43	$5.72	$4.31	$2.52	$6.83
Total parent shareholders' equity per share	$24.19	$0.43	$24.62	$21.63	$2.52	$24.15

1)	Adjustments for capacity alignments, antitrust matters and separation of our business segments. See table below for a disaggregation of these costs.
2)	Operating income and income from equity method investments Continuing Operations, relative to average capital employed.
3)	Income from Continuing Operations relative to average total equity.
4)	Assuming dilution and net of treasury shares.
5)	Participating share awards with right to receive dividend equivalents are (under the two-class method) excluded from the EPS calculation.

Items included in Non-GAAP adjustments
	Full Year 2019		Full Year 2018
	Adjustment Millions	Adjustment Per share	Adjustment Millions	Adjustment Per share
Capacity alignment	$54	$0.61	$5	$0.05
Antitrust related matters	(6)	(0.07)	212	2.43
Separation costs	1	0.01	5	0.06
Total adjustments to operating income	$49	$0.55	$222	$2.54
Tax on non-U.S. GAAP adjustments1)	(11)	(0.12)	(2)	(0.02)
Total adjustments to Income from Continuing operations	$38	$0.43	$220	$2.52

Weighted average number of shares outstanding - diluted		87.4		87.3
Return on capital employed2, 3)	$49		$222
Adjustment Return on Capital employed, %	1.2%		5.2%

Return on total equity4, 5)	$38		$220
Adjustment Return on Total equity, %	1.7%		7.3%

1)	The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).
2)	After adjustment for annualized non-U.S. GAAP EBIT adjustment.
3)	Operating income and income from equity method investments Continuing Operations, relative to average capital employed.
4)	Income from Continuing Operations relative to average total equity.
5)	After adjustment for annualized non-U.S. GAAP Net income adjustment.

QUARTERLY 2019 RECONCILIATION OF ADJUSTED “OPERATING MARGIN” AND ADJUSTED “EPS”

	First quarter 2019			Second quarter 2019			Third quarter 2019			Fourth quarter 2019
	Reported	Adjust- ments1)	Non- U.S. GAAP	Reported	Adjust- ments1)	Non- U.S. GAAP	Reported	Adjust- ments1)	Non- U.S. GAAP	Reported	Adjust- ments1)	Non- U.S. GAAP
Operating margin, %	8.0	(0.3)	7.7	7.9	0.6	8.5	7.6	1.4	9.0	10.5	0.6	11.1
EPS Continuing operations, diluted2,3)	$1.27	$(0.07)	$1.20	$1.25	$0.13	$1.38	$0.98	$0.32	$1.30	$1.78	$0.06	$1.84

1)	Adjustments for capacity alignments, antitrust matters and separation of our business segments.
2)	Assuming dilution and net of treasury shares.
3)	Participating share awards with right to receive dividend equivalents are (under the two-class method) excluded from the EPS calculation.

Liquidity, Capital Resources and Financial Position

	Years ended December 31
(DOLLARS IN MILLIONS)	2019	2018
Net cash provided by operating activities	$641	$591
Net cash used in investing activities	(476)	(628)
Net cash used in financing activities	(338)	(245)
Effect of exchange rate changes on cash and cash equivalents	2	(62)
Decrease in cash and cash equivalents	(171)	(344)
Cash and cash equivalents at beginning of year	616	960
Cash and cash equivalents at end of year	$445	$616

NET CASH PROVIDED BY OPERATING ACTIVITIES

Cash flow from operations, together with available financial resources and credit facilities, are expected to be sufficient to fund Autoliv’s anticipated working capital requirements, capital expenditures and future dividend payments. Cash flow items are presented on a consolidated basis, for 2018 including both Continuing and Discontinued Operations.

Cash provided by operating activities was $641 million in 2019 compared to $591 million in 2018. The net increase compared to previous year was primarily due to higher contribution from changes in operating assets and liabilities offset by the $203 million EU antitrust payment in 2019.

While management of cash and debt is important to the overall business, it is not part of the operational management’s day-to-day responsibilities. We therefore focus on operationally derived working capital (see section Non-U.S. GAAP Performance Measures) and have set a policy that the operating working capital should not exceed 10% of the last 12-month net sales.

At December 31, 2019, operating working capital for Continuing Operations (see section Non-U.S. GAAP Performance Measures) amounted to $565 million corresponding to 6.6% of net sales compared to $478 million and 5.5%, respectively, at December 31, 2018. Operating working capital excluding the EC antitrust provision, at December 31, 2018, amounted to $688 million, corresponding to 7.9% of net sales.

Days receivables outstanding (see Glossary and Definitions for definition) were 70 at December 31, 2019, compared to 71 in 2018. Factoring agreements did not have any material effect on days receivables outstanding for 2019 or 2018.

Days inventory outstanding (see Glossary and Definitions for definition) were 35 at December 31, 2019, compared to 35 in 2018.

NET CASH USED IN INVESTING ACTIVITIES

In 2019 and 2018 cash used in investing activities amounted to $476 million and $628 million, respectively. In 2019 all cash used for investing activities was attributable to Continuing Operations compared to $486 million of the $628 million in 2018. Our investing activities primarily consists of investments in property, plant and equipment and acquisition of businesses, net of cash. For further information, see Note 3 to the Consolidated Financial Statements included herein.

CAPITAL EXPENDITURES

Cash generated by operating activities continued to sufficiently cover capital expenditures for property, plant and equipment.

Capital expenditures, net for Continuing Operations was $476 million in 2019 and $486 million in 2018, corresponding to 5.6% of net sales for both years.

Depreciation and amortization in Continuing Operations totaled $351 million in 2019 compared to $342 million in 2018.

During the years 2018 and 2019, a majority of our investments were for production capacity to support the high level of new product launches. Major investments were mainly made in Europe, North America, China and Japan.

In 2019, expansion of facilities in Europe was commenced for manufacturing of seatbelts and airbags to meet increased demand. In North America, the higher investments were mainly related to production equipment to increase capacity for new program launches and a new technical center. In addition, Asia made large investments to increase manufacturing capacity to support new product launches.

NET CASH USED IN FINANCING ACTIVITIES

Cash used in financing activities amounted to $338 million and $245 million for the years 2019 and 2018, respectively. In 2019, the net issuance of debt amounted to $31 million; whereas, in 2018 the net issuance of debt amounted to $938 million. In 2019, the Company paid dividends of $217 million, compared to dividends paid of $214 million in 2018. In 2019, the Company made a $203 million payment relating to the EC antitrust investigation. In 2018, the Company capitalized Veoneer with $972 million prior to the spin-off.

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

At December 31, 2019, the Company’s pension liability (i.e. the actual funded status) for its U.S. and non-U.S. plans was $240 million compared to $198 million one year earlier. The plans had a net unamortized actuarial loss of $115 million recorded in Accumulated Other Comprehensive (Loss) Income in the Consolidated Statement of Equity at December 31, 2019, compared to $82 million at December 31, 2018. The increase in the actuarial loss was mainly due to a decrease in the discount rate for the U.S. plans. The amortization of this loss is expected to be $5 million in 2020.

The liability increase in 2019 of $42 million was mainly due to the decrease in discount rates. The liability decrease in 2018 of $9 million was mainly due to the increase in discount rates, partly offset by lower than expected plan assets return.

Pension expense associated with the defined benefit plans was $27 million in 2019, $20 million in 2018 and $29 million in 2017 and is expected to be $27 million in 2020. The increase in pension expense in 2019 of $7 million was mainly due to a prior year decrease in discount rates. The decrease in pension expense in 2018 of $9 million was mainly due to lower amortization of the unrecognized losses resulting from the amendment of the U.S. defined benefit plan.

The Company contributed $17 million to its defined benefit plans in 2019, $16 million in 2018 and $13 million in 2017. The Company expects to contribute $19 million to these plans in 2020 and is currently projecting a yearly funding at approximately the same level in the subsequent years.

For further information about retirement plans see Note 19 to the Consolidated Financial Statements included herein.

SHAREHOLDER RETURNS

Total cash dividends paid were $217 million in 2019 and $214 million in 2018. The Company has raised the dividend from 60 cents per share for the first quarter of 2018 to 62 cents per share in 2019 (see following table). The Board of Directors has declared a dividend of 62 cents per share for both the first and second quarter of 2020. The annualized dividend amount of $217 million, is based on 62 cents per share and the number of shares outstanding at December 31, 2019.

The Company did not repurchase any shares during 2019 and 2018. During the second quarter of 2017, the Company repurchased 1.4 million shares for cash of $157 million, including commissions. In total, Autoliv has repurchased 44.5 million shares between May 2000 and December 2019 for cash of $2,498 million, including commissions. The maximum number of shares that are available to be purchased under the stock repurchase program at December 31, 2019 is 3.0 million. There is no expiration date for the share repurchase authorization in order to provide management flexibility in the Company’s share repurchases. For further information see Note 15 to the Consolidated Financial Statements included herein.

DIVIDENDS PAID	2016	2017	2018	2019	2020
1st Quarter	$0.56	$0.58	$0.60	$0.62	$0.62	1)
2nd Quarter	0.58	0.60	0.62	0.62	0.62	1)
3rd Quarter	0.58	0.60	0.62	0.62
4th Quarter	0.58	0.60	0.62	0.62

1)	Declared.

EQUITY

During 2019, total equity increased by 11.9% or $226 million to $2,122 million. This was mainly due to a net income of $463 million, partly offset by $217 million for dividends to shareholders.

During 2018, total equity decreased by 54.5% or $2,273 million to $1,897 million. This was mainly due to $2,123 million related to the spin-off of Veoneer, $214 million in dividends to shareholders and $150 million currency translation effects. The decrease was partly offset by $184 million from net income.

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

The Company has experienced headwind from raw material prices in both 2018 and 2019. During 2018, the headwinds were mainly form high cost for steel. The headwinds in 2019 were mainly coming from higher cost for steel and Nylon 66, used in airbag cushions.

PERSONNEL

During the past two years, total headcount (permanent employees and temporary personnel) has risen by 1.0% from the beginning of 2018 to 65,200 at the end of 2019. This reflects the strong order intake we have recognized in past quarters, which drive the need for additional manufacturing and R,D&E personnel.

During 2019, headcount decreased by 1,500 people, compared to the 2,200 people increase during 2018.

At the end of 2019, 81% of total headcount was in BCC compared to 80% at the beginning of 2018. Furthermore, 71% of total headcount at December 31, 2019 was direct workers in manufacturing compared to 71% at the beginning of 2018, while 10% of total headcount at December 31, 2019 were temporary employees, compared to 12% at the beginning of 2018.

Compensation to directors and executive officers is reported, as is customary for U.S. public companies, in Autoliv’s proxy statement, which will be available to shareholders in March 2020.

Treasury Activities

CREDIT ARRANGEMENTS

In June 2019, the Company issued and sold €100 million of 18-month floating rate notes under its EMTN program. The floating rate notes carry a coupon of 3M Euribor +0.50%.

In June 2019, the Company also utilized a 3-year loan facility of SEK 1,200 million with a floating interest rate of 3M STIBOR +0.54%.

In June 2018, the Company priced and issued 5-year notes for a total of €500 million in the Eurobond market. The notes carry a coupon of 0.75%.

In July 2016, the Company refinanced its existing revolving credit facility (RCF) of $1,100 million. The facility, syndicated among 14 banks, originally maturing in July 2021 with two extension options, each for an additional year. The extension options have been used by the Company and the maturity date for the facility has been extended to July 2023. The Company pays a commitment fee on the undrawn amount of 0.1%, representing 35% of the applicable margin, which is 0.275% (given the Company’s rating of “BBB+” from S&P Global Ratings at December 31, 2018). Borrowings under the facility are unsecured and bear interest based on the relevant LIBOR or IBOR rate.

At December 31, 2019, the Company’s unutilized long-term credit facilities were $1.1 billion, represented by the RCF. This facility is not subject to any financial covenants nor is any other substantial financing of Autoliv. The Company had a net debt position (see section Non-U.S. GAAP Performance Measures) at year end 2019 and 2018 of $1,650 million and $1,619 million, respectively.

In 2014, the Company issued and sold long-term debt securities in a U.S. Private Placement pursuant to a Note Purchase and Guaranty Agreement dated April 23, 2014, by and among Autoliv ASP Inc., the Company and the purchasers listed therein. As of December 31, 2019, $1,042 million remains outstanding from the 2014 issuance. See Note 12 to the Consolidated Financial Statements included herein for additional information.

During 2019 and 2018, the Company sold receivables and discounted notes related to selected customers. These factoring arrangements increase cash while reducing accounts receivable and customer risks. At December 31, 2019, the Company had received $163 million for sold receivables without recourse and discounted notes with a discount cost of $3 million during the year, compared to $193 million at year-end 2018 with a discount cost of $6 million recorded in Other non-operating items, net.

In September 2019, Autoliv’s long-term credit rating was downgraded from A- to BBB+ by S&P Global Ratings while maintaining negative outlook on the rating. The company aims to maintain a strong investment grade credit rating.

NUMBER OF SHARES

At December 31, 2019, 87.2 million shares were outstanding (net of 15.6 million treasury shares), a 0.12% increase from 87.1 million one year earlier.

The number of shares outstanding is expected to increase by 0.4 million when all Restricted Stock Units (RSU) and Performance Shares (PSs) vest and if all stock options (SOs) to key employees are exercised, see Note 17 to the Consolidated Financial Statements included herein.

In total, Autoliv has repurchased 44.5 million shares under its stock repurchase program between May 2000 and December 2019 for cash of $2,498 million, including commissions. The average cost per share for all repurchased shares to date is $56.13. Purchases can be made from time to time as market and business conditions warrant in open market, negotiated or block transactions. There is no expiration date for the repurchase program in order to provide management flexibility in the Company’s share repurchases. No stock repurchases were made in 2019.

Contractual Obligations and Commitments

AGGREGATE CONTRACTUAL OBLIGATIONS1)	Payments due by Period
(DOLLARS IN MILLIONS)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$2,099	$368	$404	$857	$470
Fixed-interest obligations	234	47	77	59	51
Operating lease obligations	172	41	51	33	47
Pension contribution requirements2)	19	19	—	—	—
Other non-current liabilities reflected on the balance sheet	8	—	—	—	8
Total	$2,532	$475	$532	$949	$576

1)	Excludes contingent liabilities arising from litigation, arbitration, regulatory actions or income taxes.
2)	Expected contributions for funded and unfunded defined benefit plans exclude payments beyond 2019.

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

Fixed-interest obligations: These obligations include interest on debt and credit agreements relating to periods after December 31, 2019, excluding fees on the revolving credit facility and interest on debts with no defined amortization plan.

Operating lease obligations: These obligations represent the payment obligations (undiscounted cash flows) under leases classified as operating leases. The Company leases certain offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment. Such operating leases, some of which are non-cancelable and include renewals, expire on various dates. Capital lease obligations are not material. See Note 4 to the Consolidated Financial Statements included herein.

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

In 2020, the expected contribution to all plans, including direct payments to retirees, is $19 million, of which the major contribution is $13 million for our U.S. pension plans. Due to volatility associated with future changes in interest rates and plan asset returns, the Company cannot predict with reasonable reliability the timing and amounts of future funding requirements, and therefore the above excludes payments beyond 2020. We may elect to make contributions in excess of the minimum funding requirements for the U.S. plans in response to investment performance and changes in interest rates, or when we believe that it is financially advantageous to do so and based on other capital requirements. See Note 19 to the Consolidated Financial Statements included herein.

Other non-current liabilities reflected on the balance sheet: These consist mainly of local governmental liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Risks and Risk Management

The Company is exposed to several categories of risks. They can broadly be categorized as operational risks, strategic risks and financial risks. Some of the major risks in each category are described below. There are also other risks that could have a material effect on the Company’s results and financial position, and the description below is not complete but should be read in conjunction with the discussion of risks described in Item 1A above, which contains a description of our material risks.

As described below, the Company has taken several mitigating actions, applied numerous strategies, adopted policies, and introduced control and reporting systems to reduce and mitigate these risks. In addition, the Company from time to time identifies and evaluates emerging or changing risks to the Company in order to ensure that identified risks and related risk management are updated in this fast-moving environment.

Operational Risks

LIGHT VEHICLE PRODUCTION

Around 30% of Autoliv’s costs are fixed; therefore, short-term earnings are dependent on sales volumes and highly dependent on capacity utilization in the Company’s plants.

Global LVP is an indicator of the Company’s sales development. Ultimately, however, sales are determined by the production levels for the individual vehicle models for which Autoliv is a supplier (see Dependence on Customers). The Company’s sales are split over several hundred contracts covering almost 1,300 vehicle models. This moderates the effect of changes in vehicle demand of individual countries and regions as well as production issues. The risk of fluctuating sales has also been mitigated by Autoliv’s rapid expansion in Asia and other growth markets, which has reduced the Company’s former high dependence on sales in Europe to a diversified mix with Europe, the Americas and Asia each accounting for roughly 30% to 40% of our 2019 total sales.

It is the Company’s strategy to reduce the risk of fluctuating LVP by using a high number of temporary employees instead of permanent employees in direct production. During 2019 and 2018, the level of temporary employees in relation to total headcount in direct production was 11% and 17%, respectively. To reduce the potential impact of unusual fluctuations in the production of vehicle models supplied by the Company – such as during the financial crisis of 2008 and 2009 – it is also necessary for the Company to be prepared to quickly adapt the level of permanent employees as well as fixed cost production capacity.

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

COMPONENT COSTS

The cost of direct materials was approximately 50% of sales in 2019.

The main raw materials being used as input material for Autoliv operations are textiles, plastic, steel and non-ferrous metals. Increased headwinds on raw materials in 2019 were primarily caused by a global shortage of Nylon 66 and the effects coming from the import tariffs imposed by the United States on steel and aluminum products, impacting the raw material market and creating uncertainty.

We take several actions to mitigate raw material price increases, such as competitive sourcing and exploring alternative materials.

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

No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and consolidated financial position, or that reserves or insurance will mitigate such impact. See Note 18 to the Consolidated Financial Statements included herein and Item 3 – Legal Proceedings.

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

The most important regulations are the seatbelt installation laws that exist in all vehicle-producing countries. Many countries also have strict enforcement laws on the wearing of seatbelts. Another significant vehicle safety regulation is the U.S. federal law that, since 1997, requires frontal airbags for both the driver and the front-seat passenger in all new vehicles sold in the U.S. In 2007, the U.S. adopted new regulations for side-impact protection which now have been fully phased-in. China introduced a vehicle rating program in 2006, and Latin America introduced a similar program in 2010 followed by ASEAN NCAP in Southeast Asia in 2011. The United States upgraded its vehicle rating program in 2010 and Europe upgraded the Euro NCAP rating system during 2018. Euro NCAP has initiated the next upgrade, which will be fully implemented by 2025. Japan and South Korea are continuously upgrading their respective vehicle rating programs, JNCAP and KNCAP respectively. India requires frontal airbags for the driver for all new passenger vehicles (M1) from July 2019. There are also other plans for improved automotive safety, both in these countries and other countries that could affect the Company’s market.

However, there can be no assurance that changes in regulations will not adversely affect the demand for the Company’s products or, at least, result in a slower increase in the demand for them.

DEPENDENCE ON CUSTOMERS

In 2019, the five largest vehicle manufacturers accounted for 51% of global LVP and the ten largest manufacturers for 74%.

As a result of this highly consolidated market, the Company is dependent on a relatively small number of customers with strong purchasing power.

In 2019, the Company’s five largest customers accounted for 52% of revenues and the ten largest customers for 79% of revenues. For a list of the largest customers, see Note 21 to the Consolidated Financial Statements included herein.

Our largest customer contract accounted for around 2% of sales in 2019. Although business with every major customer is split into at least several contracts (usually one contract per vehicle platform) and although the customer base has become more balanced and diversified as a result of Autoliv’s significant expansion in China and other rapidly-growing markets, the loss of all business from a major customer (whether by a cancellation of existing contracts or not awarding Autoliv new business), the consolidation of one or more major customers or a bankruptcy of a major customer could have a material adverse effect on the Company. In addition, a quality issue, shortcomings in our service to a customer or uncompetitive prices or products could result in the customer not awarding us new business, which will gradually have a negative impact on our sales when current contracts start to expire.

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

DEPENDENCE ON SUPPLIERS

Autoliv relies on internal and/or external suppliers in order to meet its delivery commitments to the customers. In some cases, suppliers are dictated by the customers based on very specific qualification requirements. In other areas, Autoliv is dependent on a single supplier for a specific component. Autoliv supply chain organization is reviewing sourcing risks and actively working on mitigating related supply chain risks.

Autoliv’s ambition is to maintain an optimal number of suppliers in all significant component technologies.

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

PATENTS AND PROPRIETARY TECHNOLOGY

The Company’s strategy is to protect its innovations with patents, and to vigorously protect and defend its patents, trademarks and know-how against infringement and unauthorized use. At the end of 2019, the Company held more than 6,000 patents. These patents expire on various dates during the period from 2020 to 2039. The expiration of any single patent is not expected to have a material adverse effect on the Company’s financial results.

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

The Company adopted the new standard for Leases (ASU 842), which resulted in recording operating lease assets and lease liabilities of $155 million in the Consolidated Balance Sheet as of January 1, 2019.

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

•

Changes in the estimate or different estimates that could have been selected would have had a material impact on our financial condition or results of operations. The accounting estimates that require management’s most significant judgments include the estimation of retroactive price adjustments, estimations associated with purchase price allocations regarding business combinations, assessment of recoverability of goodwill and intangible assets, estimation of pension benefit obligations based on actuarial assumptions, estimation of accruals for warranty and recalls , restructuring charges, uncertain tax positions, valuation allowances and legal proceedings.

The Company has summarized its critical accounting policies requiring judgment below. These might change over time based on the current facts and circumstances.

REVENUE RECOGNITION

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is measured based on consideration specified in a contract with a customer, adjusted for any variable consideration (i.e. price concessions) and estimated at contract inception. The estimated amount of variable consideration that will be received by the Company are based on historical experience and trends, management´s understanding of the status of negotiations with customers and anticipated future pricing strategies. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer.

In addition, from time to time, the Company may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments unless the payment concession can be clearly linked to the future business award. If the payments are capitalized, the amounts are amortized to revenue as the related goods are transferred.

INVENTORY RESERVES

Inventories are evaluated based on individual or, in some cases, groups of inventory items. Reserves are established to reduce the value of inventories to the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period. The Company has guidelines for calculating provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period.

There can be no assurance that the amount ultimately realized for inventories will not be materially different than that assumed in the calculation of the reserves.

GOODWILL

The Company performs an annual impairment review of goodwill in the fourth quarter of each year following the Company’s annual forecasting process. Management used a qualitative assessment approach for 2019 goodwill impairment testing purposes. When evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity shall assess relevant events and circumstances. Examples of such events and circumstances include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, etc.  Management has used the following approach:

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

RECALL PROVISIONS AND WARRANTY OBLIGATIONS

The Company records liabilities for product recalls when probable claims are identified and when it is possible to reasonably estimate costs. Recall costs are costs incurred when the customer decides to formally recall a product due to a known or suspected safety concern. Product recall costs are estimated based on the expected cost of replacing the product and the customer´s cost of carrying out the recall, which is affected by the number of vehicles subject to recall and the cost of labor and materials to remove and replace the defective product. In some cases, portions of the product recall costs are reimbursed by an insurance company. Actual costs incurred could differ from the amounts estimated, requiring adjustments to these reserves in future periods. It is possible that changes in our assumptions or future product recall issues could materially affect our financial position, results of operations or cash flows.

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

DEFINED BENEFIT PENSION PLANS

The Company has defined benefit pension plans in eleven countries. The most significant plans exist in the U.S. These plans represent approximately 61% of the Company’s total pension benefit obligation. See Note 19 to the Consolidated Financial Statements included herein.

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual pension expense. For the U.S. plans, the assumptions used for calculating the 2019 pension expense were a discount rate of 4.35%, expected rate of increase in compensation levels of 2.65%, and an expected long-term rate of return on plan assets of 5.05%.

The assumptions used in calculating the U.S. benefit obligations disclosed as of December 31, 2019 were a discount rate of 3.25% and an expected age-based rate of increase in compensation levels of 2.65%. The discount rate for the U.S. plans has been set based on the rates of return of high-quality fixed-income investments currently available at the measurement date and are expected to be available during the period the benefits will be paid. The expected rate of increase in compensation levels and long-term return on plan assets are determined based on a number of factors and must take into account long-term expectations and reflect the financial environment in the respective local markets. At December 31, 2019, 40% of the U.S. plan assets were invested in equities, which is in-line with the target of 40%.

The table below illustrates the sensitivity of the U.S. net periodic benefit cost and projected U.S. benefit obligation to a 1pp change in the discount rate, decrease in return on plan assets and increase in compensation levels for the U.S. plans (in millions). The use of actuarial assumptions is an area of management’s estimate.

Assumption (in millions)	Change	2019 net periodic benefit cost increase (decrease)	2019 projected benefit obligation increase (decrease)
Discount rate	1pp increase	$(2)	$(63)
Discount rate	1pp decrease	6	81
Compensation levels	1pp increase	0	2
Return on plan assets	1pp decrease	3	n/a

INCOME TAXES

Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Many of these uncertainties arise as a consequence of intercompany transactions.

Although the Company believes that its tax return positions are supportable, no assurance can be given that the final outcome of these matters will not be materially different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material effect on the income tax provisions or benefits in the periods in which such determinations are made. See also the discussion of reserves for uncertain tax positions, and the determinations of valuation allowances on our deferred tax assets in Note 6, Income Taxes.

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

The Company’s gross transaction exposure for 2019 was approximately $2.3 billion. A part of the currency flows had counter-flows in the same currency pair, which reduced the net exposure to approximately $2.1 billion. The four largest net exposures are U.S. dollars (sell) against the Mexican Peso, Romanian Lei (buy) against the Euro, U.S. dollars (buy) against Korean Won, Euro (buy) against Chinese Renminbi. Together these currencies accounted for approximately 40% of the Company’s net currency transaction exposure.

Since the Company can only effectively hedge these currency flows in the short term, periodic hedging would only reduce the impact of fluctuations temporarily. Over time, periodic hedging would postpone but not reduce the impact of fluctuations. In addition, the net exposure is limited to only around one quarter of net sales and is made up of around 50 different currency pairs with exposures of more than $1 million each. Autoliv generally does not hedge these flows.

2. Translation Exposure in the Income Statement and Balance Sheet

Another effect of exchange rate fluctuations arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars. Outside the U.S., the Company’s most significant currency is the Euro. We estimate that 28% of the Company’s net sales will be denominated in Euro or other European currencies during 2020, while approximately a quarter of net sales is estimated to be denominated in U.S. dollars.

The Company estimates that a 1% increase in the value of the U.S. dollar versus European currencies will decrease reported U.S. dollar annual net sales in 2020 by $26 million or by 0.3% while operating income for 2020 will decline by approximately 0.3% or by about $2 million, assuming reported corporate average margin.

The Company’s policy is not to hedge this type of translation exposure.

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

At December 31, 2019, the average interest rate fixing period for the Company’s outstanding debt was 3.4 years.

Given the Company’s current capital structure, we estimate that a one-percentage point interest rate increase would increase net interest expense by approximately $0.5 million, both in 2020 and 2021. This is based on the capital structure at the end of 2019 when the gross fixed-rate debt was $1,598 million while the Company had a net debt position of $1,650 million (see section Non-U.S. GAAP Performance Measures). Thus, a change in the interest rate environment would not have a notable impact on the Company’s interest expense. As of December 31, 2019, the Company had $445 million in cash and cash equivalents of which the majority were subject to a floating interest rate. Taking the cash and cash equivalents of $445 million (which is primarily subject to floating interest rates) minus the portion of debt carrying floating interest rates, we estimated that a one-percentage point interest rate increase would increase net interest expense by approximately $0.5 million, both in 2020 and 2021.

Fixed interest rate debt is achieved both by issuing fixed rate notes and through interest rate swaps. The most notable debt carrying fixed interest rates is the $1.3 billion U.S. private placement notes issued in 2014 and in June 2018, the Company issued €500 million of 5-year notes in the Eurobond market, see Note 14 to the Consolidated Financial Statements included herein. The most notable debt carrying floating interest rates is $231 million of commercial paper, EUR 100 million of 18-month floating rate notes issued in June 2019 and a 3-year loan facility of SEK 1,200 million utilized in June 2019, see Note 14 to the Consolidated Financial Statements included herein.

FINANCING RISK

Financing risk refers to the risk that it will be difficult and/or expensive to finance new or existing debt to meet the financing needs of the Autoliv Group.

The management of the financing risk ensures access to funding in a cost-efficient way by diversification of funding sources and debt maturities.

Autoliv has diversified its long-term funding sources by issuing notes in the USPP and Eurobond markets, and by signing a long-term credit agreement with 14 banks. The Company also has established programs for short-term issuance of commercial paper in the Swedish and US markets and short-term credit agreements, e.g. bank overdrafts and money market loans.

To ensure diversification of debt maturities, no more than 20% of the Autoliv Group’s total debt may mature the next 12 months, unless such maturities (in excess of 20%) are covered by unutilized committed credit facilities with maturity in excess of 12 months. As of December 31, 2019, 18% of Autoliv Group’s total debt, or $368 million, had maturity less than 12 months. This amount was fully covered by unutilized committed credit facilities with maturity in excess of 12 months.

CAPITAL STRUCTURE AND CREDIT RATING

The overall objective relating to Autoliv’s target capital structure and credit rating is to provide the Company with sufficient flexibility to manage the inherent risks and cyclicality in Autoliv’s business and allow the Company to realize strategic opportunities and fund growth initiatives while creating shareholder value.

Autoliv is committed to maintain a “strong investment grade credit rating”. As of December 31, 2019, the Company had a long-term credit rating from S&P Global Ratings (“S&P”) of BBB+.

The amount of interest-bearing debt held impacts the future financial flexibility as well as the credit rating. Management uses the non-U.S. GAAP measure “Leverage Ratio” to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. Autoliv’s long-term target for the leverage ratio (sum of net debt plus pension liabilities divided by EBITDA) is 1.0x with the aim to operate within the range of 0.5x to 1.5x. At December 31, 2019, the leverage ratio (non-U.S. GAAP measure, see calculation table below) was 1.7. For details and calculation of leverage ratio, refer to the table below.

CALCULATION OF LEVERAGE RATIO (DOLLARS IN MILLIONS)

	December 31, 2019	December 31, 2018
Net debt1)	$1,649.8	$1,618.8
Pension liabilities	240.2	198.2
Debt per the Policy	1,890.0	1,817.0

Net income2)	462.8	183.7
Less; Net Loss, Discontinued Operations2)	—	193.8
Net income, Continuing Operations2)	462.8	377.5
Income taxes2)	185.6	234.9
Interest expense, net2, 3)	65.9	59.2
Depreciation and amortization of intangibles2)	350.6	342.0
Antitrust related matters and capacity alignments costs2, 4)	48.6	216.5
EBITDA per the Policy (Adjusted EBITDA)	$1,113.5	$1,230.1
Leverage ratio	1.7	1.5

1)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents (non-U.S. GAAP measure).
2)	Latest 12 months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.
4)	For 2019 including separation costs.

CREDIT RISK IN FINANCIAL MARKETS

Credit risk refers to the risk of a financial counterparty being unable to fulfill an agreed-upon obligation.

In the Company’s financial operations, credit risk arises when cash is deposited with banks and when entering into forward exchange agreements, swap contracts or other financial instruments.

The policy of the Company is to work with banks that have a high credit rating and that participate in Autoliv’s financing.

To further reduce credit risk, deposits and financial instruments can only be entered into with core banks up to a calculated risk amount of $150 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. In addition, deposits can be made in U.S. and Swedish government short-term notes and certain AAA rated money market funds, as approved by the Company’s Board of Directors. At year-end 2019, the Company held $24 million in AAA rated money market funds.

IMPAIRMENT RISK

Impairment risk refers to the risk that the Company will write down a material amount of its goodwill of close to $1.4 billion as of December 31, 2019. This risk is assessed at least annually in the fourth quarter each year when the Company performs its impairment testing.

In 2019, a qualitative method has been used for determining whether there is any impairment risk. Both historical data and forecasts have been used to assess the impairment risk.

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

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2019 and 2018 and the Consolidated Statements of Net Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2019, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included below.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autoliv, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of net income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition – Variable consideration
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company measures revenue based on consideration specified in a contract with a customer, adjusted for any variable consideration. Variability in consideration typically results from price concessions. The estimated amount of variable consideration that will be received by the Company is based on historical experience and trends, management’s understanding of the status of negotiations with customers, and anticipated future pricing strategies. This estimate includes significant judgment by management and affects the amount of revenue recorded in the financial statements.

Auditing the amount of variable consideration expected to be received was complex because of the uncertainty inherent in the assumptions and estimates management uses in its calculations. These assumptions and estimates are affected by ongoing negotiations with customers and other factors including economic and industry conditions and historical trends.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls related to variable consideration, including controls related to management’s review of ongoing negotiations with customers.

To test the estimated amount of variable consideration that will be received, our audit procedures included, among others, evaluating the Company’s estimation methodology and testing significant assumptions and estimates used in the calculations. We obtained information from management and sales department representatives who were responsible for negotiations with customers to assess the reasonableness of assumptions used in the calculations. We evaluated the Company’s ability to estimate by comparing actual results to previous estimates and judgments made by management. We also performed journal entry testing focused on unusual and manual entries affecting revenue and on entries that could be indicative of price concessions that may not have been considered in the Company’s assumptions and calculations.

Product recalls
Description of the Matter

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company is exposed to product liability claims in the event that the Company’s products fail to perform as represented and such failure results, or is alleged to result, in bodily injury, and/or property damage or other loss. The Company records liabilities for product recalls when probable claims are identified and when it is possible to reasonably estimate costs. Actual costs incurred could differ from the amounts estimated, requiring adjustments to these reserves in future periods. Provisions for product recalls are estimated based on the expected cost of replacing the product and the customer’s cost of carrying out the recall, which is affected by the number of vehicles subject to recall and the cost of labor and materials to remove and replace the defective product. The balance for product recall liabilities was included in accrued expenses on the consolidated balance sheet.

Auditing the product recall liabilities was complex due to the uncertainty inherent in the assumptions and estimates management uses to calculate these liability balances. These assumptions and estimates include the nature, likelihood, timing, and anticipated cost of known and potential claims.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s product recall process, including controls related to management’s review of the estimation calculations and significant assumptions discussed above.

To test product recall liabilities, our audit procedures included, among others, evaluating the Company’s estimation methodology and testing significant assumptions discussed above used in the estimation calculations. We obtained information from Company personnel who are responsible for monitoring the status of product recalls with customers to assess the reasonableness of assumptions used in the calculations. We evaluated the Company’s ability to estimate by comparing actual results to previous estimates and judgments made by management. We also obtained letters from the Company’s external legal counsel addressing material claims against the Company, if any, and examined relevant third-party automotive safety regulatory information to identify potential unrecorded product recall liabilities related to the Company.

/s/ Ernst & Young AB
We have served as the Company´s auditor since 1984. Stockholm, Sweden
February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autoliv, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autoliv, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of net income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young AB

Stockholm, Sweden
February 21, 2020

Consolidated Statements of Net Income

		Years ended December 31
(DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)		2019	2018	2017
Net sales	Note 21	$8,547.6	$8,678.2	$8,136.8
Cost of sales		(6,963.2)	(6,966.9)	(6,457.1)
Gross profit		1,584.4	1,711.3	1,679.7
Selling, general and administrative expenses		(398.9)	(390.3)	(406.6)
Research, development and engineering expenses, net		(405.5)	(412.6)	(370.6)
Amortization of intangibles	Note 11	(11.5)	(11.3)	(11.2)
Other income (expense), net	Notes 12, 18	(42.7)	(211.1)	(31.7)
Operating income		725.8	686.0	859.6
Income from equity method investment	Note 9	2.0	3.6	1.7
Interest income		3.6	6.9	7.4
Interest expense	Note 14	(69.5)	(66.1)	(61.1)
Other non-operating items, net		(13.5)	(18.0)	(15.2)
Income from continuing operations before income taxes		648.4	612.4	792.4
Income tax expense	Note 6	(185.6)	(234.9)	(204.4)
Income from continuing operations		462.8	377.5	588.0
Loss from discontinued operations, net of income taxes	Note 3	—	(193.8)	(285.0)
Net income		462.8	183.7	303.0
Less: Net income from continuing operations attributable to non-controlling interest		1.3	1.6	2.0
Less: Net loss from discontinued operations attributable to non-controlling interest		—	(8.3)	(126.1)
Net income attributable to controlling interest		$461.5	$190.4	$427.1

Amounts attributable to controlling interest:
Net income from continuing operations		$461.5	$375.9	$586.0
Net loss from discontinued operations		—	(185.5)	(158.9)
Net income attributable to controlling interest		$461.5	$190.4	$427.1

Earnings per share continuing operations - basic1)		$5.29	$4.32	$6.70
Loss per share discontinuing operations - basic1)		—	(2.13)	(1.82)
Basic earnings per share		$5.29	$2.19	$4.88

Earnings per share continuing operations - diluted 1)		$5.29	$4.31	$6.68
Loss per share discontinuing operations - diluted 1)		—	(2.13)	(1.81)
Diluted earnings per share		$5.29	$2.18	$4.87

Weighted average number of shares outstanding, net of treasury shares (in millions)		87.2	87.1	87.5
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)		87.4	87.3	87.7

Cash dividend per share - declared		$2.48	$2.48	$2.40
Cash dividend per share - paid		$2.48	$2.46	$2.38

See Notes to the Consolidated Financial Statements.

1)	Participating share awards with the right to receive dividend equivalents are (under the two class method) excluded from the earnings per share calculation (see Note 22 in this Annual Report).

Consolidated Statements of Comprehensive Income

	Years ended December 31
(DOLLARS IN MILLIONS)	2019	2018	2017
Net income	$462.8	$183.7	$303.0
Other comprehensive (loss) income before tax:
Change in cumulative translation adjustments	2.0	(150.2)	272.1
Net change in cash flow hedges	—	0.9	(8.9)
Net change in unrealized components of defined benefit plans	(34.6)	14.2	31.9
Other comprehensive (loss) income, before tax	(32.6)	(135.1)	295.1
Tax effect allocated to other comprehensive (loss) income	6.8	(4.1)	(7.8)
Other comprehensive (loss) income, net of tax	(25.8)	(139.2)	287.3
Comprehensive income	437.0	44.5	590.3
Less: Comprehensive income (loss) attributable to non-controlling interest	1.2	(7.4)	(114.8)
Comprehensive income attributable to controlling interest	$435.8	$51.9	$705.1

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

		At December 31
(DOLLARS AND SHARES IN MILLIONS)		2019	2018
Assets
Cash and cash equivalents		$444.7	$615.8
Receivables, net	Note 7	1,623.9	1,652.1
Inventories, net	Note 8	740.9	757.9
Income tax receivable		26.8	34.1
Prepaid expenses		157.0	208.6
Related party receivable	Note 20	2.8	15.0
Other current assets		6.0	1.9
Total current assets		3,002.1	3,285.4
Property, plant and equipment, net	Note 10	1,815.7	1,690.1
Investments and other non-current assets	Note 9	386.4	323.5
Operating lease right-of-use assets	Note 4	156.8	—
Goodwill	Note 11	1,387.9	1,389.9
Intangible assets, net	Note 11	22.3	32.7
Total assets		$6,771.2	$6,721.6
Liabilities and equity
Short-term debt	Note 14	$368.1	$620.7
Accounts payable		941.0	978.3
Accrued expenses	Notes 12, 13	816.9	935.4
Related party liabilities	Note 20	17.4	63.7
Income tax payable		38.8	64.9
Operating lease liabilities, current	Note 4	37.8	—
Other current liabilities		190.2	202.5
Total current liabilities		2,410.2	2,865.5
Long-term debt	Note 14	1,726.1	1,609.0
Pension liability	Note 19	240.2	198.2
Operating lease liabilities, non-current	Note 4	119.4	—
Other non-current liabilities		152.9	152.1
Total non-current liabilities		2,238.6	1,959.3
Commitments and contingencies	Note 18
Common stock1)		102.8	102.8
Additional paid-in capital		1,329.3	1,329.3
Retained earnings		2,283.5	2,041.8
Accumulated other comprehensive loss	Note 15	(448.9)	(423.2)
Treasury stock (15.6 and 15.7 shares, respectively)		(1,157.5)	(1,167.0)
Total controlling interest’s equity		2,109.2	1,883.7
Non-controlling interest		13.2	13.1
Total equity		2,122.4	1,896.8
Total liabilities and equity		$6,771.2	$6,721.6

1)	Number of shares: 350 million authorized, 102.8 million issued for both years, and 87.2 and 87.1 million outstanding, net of treasury shares, for 2019 and 2018, respectively.

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(DOLLARS IN MILLIONS)	2019	2018	2017
Operating activities
Net income continuing operations	$462.8	$377.5	$588.0
Net income discontinued operations	—	(193.8)	(285.0)
Adjustments (non-cash items) to reconcile net income to cash provided by operating activities:
Depreciation and amortization	350.6	397.1	425.8
EC antitrust non-cash provision	—	210.0	—
Goodwill, impairment charge	—	—	234.2
Deferred income taxes	(16.0)	3.0	(47.2)
Loss from equity method investments, net of dividends	4.0	31.9	38.1
Net change in:
EC antitrust payment	(203.0)	—	—
Receivables and other assets, gross	25.4	(48.4)	(102.2)
Inventories, gross	15.4	(123.9)	(21.0)
Accounts payable and accrued expenses	35.7	(37.8)	112.3
Income taxes	(29.3)	(19.2)	10.6
Other, net	(4.9)	(5.8)	(17.7)
Net cash provided by operating activities	640.7	590.6	935.9
Investing activities
Expenditures for property, plant and equipment	(483.4)	(560.0)	(580.1)
Proceeds from sale of property, plant and equipment	7.3	5.2	10.5
Acquisition of businesses and interest in affiliates, net of cash acquired	—	(72.0)	(125.3)
Net proceeds from divestitures	—	—	1.4
Other	—	(0.9)	(3.8)
Net cash used in investing activities	(476.1)	(627.7)	(697.3)
Financing activities
Net (decrease) increase in short-term debt	(364.1)	355.4	(208.6)
Issuance of long-term debt, net of discount	243.5	582.2	—
Debt issuance costs	(0.3)	(2.6)	—
Dividends paid to non-controlling interest	(1.1)	(2.1)	(0.1)
Dividends paid	(217.0)	(214.3)	(208.7)
Shares repurchased	—	—	(157.0)
Common stock options exercised	0.9	8.2	7.9
Capital contribution to Veoneer	—	(971.8)	—
Other, net	—	—	0.3
Net cash used in financing activities	(338.1)	(245.0)	(566.2)
Effect of exchange rate changes on cash and cash equivalents	2.4	(61.6)	60.4
Decrease in cash and cash equivalents	(171.1)	(343.7)	(267.2)
Cash and cash equivalents at beginning of year	615.8	959.5	1,226.7
Cash and cash equivalents at end of year	$444.7	$615.8	$959.5

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Total Equity

					Accumulated
			Additional		other com-		Total parent	Non-
(DOLLARS AND SHARES	Number of	Common	paid in	Retained	prehensive	Treasury	shareholders’	controlling	Total
IN MILLIONS)	shares	stock	capital	earnings	(loss) income	stock	equity	interest	equity1)
Balance at December 31, 2016	102.8	$102.8	$1,329.3	$3,861.8	$(565.5)	$(1,051.2)	$3,677.2	$249.2	$3,926.4
Comprehensive Income:
Net income				427.1			427.1	(124.1)	303.0
Net change in cash flow hedges					(8.9)		(8.9)		(8.9)
Foreign currency translation					263.0		263.0	9.1	272.1
Pension liability					23.9		23.9	0.2	24.1
Total Comprehensive Income							705.1	(114.8)	590.3
Stock-based compensation						19.5	19.5		19.5
Cash dividends declared				(209.7)			(209.7)		(209.7)
Dividends paid to non-controlling interest on subsidiary shares								(0.1)	(0.1)
Repurchased shares						(157.0)	(157.0)		(157.0)
Balance at December 31, 2017	102.8	$102.8	$1,329.3	$4,079.2	$(287.5)	$(1,188.7)	$4,035.1	$134.3	$4,169.4
Comprehensive Income:
Net income				190.4			190.4	(6.7)	183.7
Net change in cash flow hedges					0.9		0.9		0.9
Foreign currency translation					(149.5)		(149.5)	(0.7)	(150.2)
Pension liability					10.1		10.1		10.1
Adjustment due to adoption of ASU 2018-02				10.2	(10.2)		0.0		0.0
Total Comprehensive Income							51.9	(7.4)	44.5
Stock-based compensation						21.7	21.7		21.7
Cash dividends declared				(216.7)			(216.7)		(216.7)
Dividends paid to non-controlling interest on subsidiary shares								(2.2)	(2.2)
Adjustment due to adoption of ASU 2014-09				3.3			3.3		3.3
Distribution of Veoneer				(2,024.3)	13.0		(2,011.3)	(111.6)	(2,122.9)
Other				(0.3)			(0.3)		(0.3)
Balance at December 31, 2018	102.8	$102.8	$1,329.3	$2,041.8	$(423.2)	$(1,167.0)	$1,883.7	$13.1	$1,896.8
Comprehensive Income:
Net income				461.5			461.5	1.3	462.8
Foreign currency translation					2.1		2.1	(0.1)	2.0
Pension liability					(27.8)		(27.8)		(27.8)
Total Comprehensive Income							435.8	1.2	437.0
Stock-based compensation						9.5	9.5		9.5
Cash dividends declared				(217.1)			(217.1)		(217.1)
Dividends paid to non-controlling interest on subsidiary shares							0.0	(1.1)	(1.1)
Distribution of Veoneer				(2.7)			(2.7)		(2.7)
Balance at December 31, 2019	102.8	$102.8	$1,329.3	$2,283.5	$(448.9)	$(1,157.5)	$2,109.2	$13.2	$2,122.4

1)	See Note 15 for further details – includes tax effects where applicable.

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1. Basis of Presentation

NATURE OF OPERATIONS

Through its operating subsidiaries, Autoliv is a leading developer, manufacturer and supplier of safety systems to the automotive industry. The Company has a broad range of product offerings, primarily passive safety systems, including modules and components for passenger and driver airbags, side airbags, curtain airbags, seatbelts and steering wheels. The Company is also a supplier of anti-whiplash systems and pedestrian protection systems.

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

Investments in affiliated companies in which the Company exercises significant influence over the operations and financial policies, but does not control, are reported using the equity method of accounting. Generally, the Company owns between 20-50% of such investments.

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

In accordance with U.S. GAAP, the financial position and results of operations of the Electronics business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The cash flows and comprehensive income related to the Electronics business have not been segregated and are included in the Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all comparison periods presented. With the exception of Note 3, the Notes to the Consolidated Financial Statements reflect the continuing operations of Autoliv. See Note 3, Discontinued Operations, below for additional information regarding discontinued operations.

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

SEGMENT REPORTING

Prior to the spin-off, Autoliv had two reportable operating segments: Passive Safety and Electronics. After completion of the spin-off, Autoliv’s remaining business is comprised of passive safety products - principally airbags (including steering wheels and inflators) and seatbelts. In addition, as of August 1, 2019, Autoliv implemented a new organizational structure which has been considered when evaluating the operating and reportable segments in the Company after the spin-off.

In accordance with ASC 280, Segment Reporting, the operating segments are determined based on the information provided to the Chief Operating Decision Maker (CODM) on a regular basis and used for the purpose of assessing performance and allocating resources within the Company. The CEO is deemed to be the CODM of Autoliv since he is the person who makes all major decisions on how to allocate the resources and assess the performance of the Company for both strategic and operational initiatives.

ASC 280 indicates that a component is an operating segment if it meets the following criteria:

•	It engages in business activities from which it may earn revenues and incur expenses.
•	Its operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segment and assess its performance.
•	Its discrete financial information is available.

The Company as a whole has met the definition of an operating segment as it engages in business activities from which it may earn revenues and incur expenses, the consolidated operating results are regularly reviewed by the CEO/CODM to allocate resources and assess performance, and discrete financial information is available. Additionally, as Autoliv supplies customers on a global basis it also manages the business on a global basis. Therefore, based on the above analysis, we have concluded that the Company is the single operating and reportable segment under ASC 280, Segment Reporting.

For more information on our segment, see Note 21.

2. Summary of Significant Accounting Policies

BUSINESS COMBINATIONS

Transactions in which the Company obtains control of a business are accounted for according to the acquisition method as described in ASC 805, Business Combinations. The assets acquired and liabilities assumed are recognized and measured at their fair values as of the date control is obtained. Acquisition related costs in connection with a business combination are expensed as incurred. Contingent consideration is recognized and measured at fair value at the acquisition date and until paid is re-measured on a recurring basis and classified as a liability.

EQUITY METHOD INVESTMENT

Investments accounted for under the equity method, means that a proportional share of the equity method investment’s net income increases the investment, and a proportional share of losses and payment of dividends decreases it. In the Consolidated Statements of Net Income, the proportional share of the net income (loss) is reported as Income from equity method investment.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. The accounting estimates that require management’s most significant judgments include the estimation of variable consideration for our contracts with customers, valuation of stock based payments, assessment of recoverability of goodwill and intangible assets, estimation of pension benefit obligations based on actuarial assumptions, estimation of accruals for warranty and recalls, restructuring charges, uncertain tax positions, valuation allowances and legal proceedings. Actual results could differ from those estimates.

REVENUE RECOGNITION

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is measured based on consideration specified in a contract with a customer, adjusted for any variable consideration (i.e. price concessions) and estimated at contract inception. The estimated amount of variable consideration that will be received by the Company is based on historical experience and trends, management´s understanding of the status of negotiations with customers and anticipated future pricing strategies. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer.

In addition, from time to time, the Company may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments unless the payment can be clearly linked to the future business. If the payments are capitalized, the amounts are amortized to revenue as the related goods are transferred.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer, are excluded from revenue.

Shipping and handling costs associated with outbound freight before control of a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

Nature of goods and services

The Company generates revenue from the sale of parts, which includes airbag and seatbelt products and components, to original equipment manufacturers (“OEMs”).

The Company accounts for individual products separately if they are distinct (i.e., if a product is separately identifiable from other items and if a customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration for each of the products, including any price concessions, is based on their stand-alone selling prices. The stand-alone selling prices are determined based on the cost-plus margin approach.

The Company recognizes revenue for parts primarily at a point in time.

For parts with revenue recognized at a point in time, the Company recognizes revenue upon shipment to the customers and transfer of title and risk of loss under standard commercial terms (typically FOB shipping point). There are certain contracts where the criteria to recognize revenue over time have been met (e.g., there is no alternative use to the Company and the Company has an enforceable right to payment). In such cases, at period end, the Company recognizes revenue and a related asset and associated cost of goods sold and inventory. However, the financial impact of these contracts is immaterial considering the very short production cycles and limited inventory days on hand. The contract balances with customers, included in other current assets, amounted to $19.5 million as of December 31, 2019.

The amount of revenue recognized is based on the purchase order price and adjusted for variable consideration (i.e. price concessions). Customers typically pay for the parts based on customary business practices.

RESEARCH, DEVELOPMENT AND ENGINEERING, NET (R,D&E)

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

INCOME TAXES

Current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current year. In certain circumstances, payments or refunds may extend beyond twelve months, in such cases amounts would be classified as non-current taxes payable or receivable. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized in either the financial statements or the tax returns, but not both. The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws. Deferred tax assets are reduced by the amount of any tax benefits that are not expected to be realized. A valuation allowance is recognized if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Evaluation of the realizability of deferred tax assets is subject to significant judgment requiring careful consideration of all facts and circumstances. The Company classifies deferred tax assets and liabilities as non-current in the Consolidated Balance Sheet. Tax assets and liabilities are not offset unless attributable to the same tax jurisdiction and netting is possible according to law and, as it relates to payables and receivables, expected to take place in the same period.

Tax benefits associated with tax positions taken in the Company’s income tax returns are initially recognized when it is more likely than not that those tax positions will be sustained upon examination by the relevant taxing authorities. The Company’s evaluation of its tax benefits is based on the probability of the tax position being upheld if challenged by the taxing authorities (including through negotiation, appeals, settlement and litigation). Whenever a tax position does not meet the initial recognition criteria, the tax benefit is subsequently recognized if there is a substantive change in the facts and circumstances that cause a change in judgment concerning the sustainability of the tax position upon examination by the relevant taxing authorities. In cases where tax benefits meet the initial recognition criterion, the Company continues, in subsequent periods, to assess its ability to sustain those positions. A previously recognized tax benefit is derecognized when it is no longer more likely than not that the tax position would be sustained upon examination. Liabilities for unrecognized tax benefits are classified as non-current unless the payment of the liability is expected to be made within the next 12 months.

EARNINGS PER SHARE

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). The Company’s unvested RSUs and PSs, of which some include the right to receive non-forfeitable dividend equivalents, are considered participating securities. The diluted EPS reflects the potential dilution that could occur if common stock was issued for awards under the Stock Incentive Plan and is calculated using the more dilutive method of either the two-class method or the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase ordinary shares at the average market price during the period.  For unvested restricted stock, assumed proceeds under the treasury stock method will include unamortized compensation cost and windfall tax benefits or shortfalls. Post spin-off assumed proceeds under the treasury stock method related to RSUs will only include unamortized compensation cost related to Autoliv employees holding Autoliv RSUs. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. For further details, see Notes 17 and 22.

CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

RECEIVABLES

In determining the amount of a bad debt allowance, management uses its judgment to consider factors such as the age of the receivables, the Company’s prior experience with the customer, the customer’s ability to pay, and/or an appraisal of current economic conditions. Collateral is typically not required. There can be no assurance that the amount ultimately realized for receivables will not be materially different than that assumed in the calculation of the allowance.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

All derivatives are recognized at fair value.

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

INVENTORIES

The cost of inventories is computed according to the first-in first-out method (FIFO). Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead. Inventories are evaluated based on individual or, in some cases, groups of inventory items. Reserves are established to reduce the value of inventories to the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period. The Company calculates provisions for excess inventories based on the number of months of inventories on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period. There can be no assurance that the amount ultimately realized for inventories will not be materially different than that assumed in the calculation of the reserves.

PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment is recorded at historical cost. Construction in progress generally involves short-term projects for which capitalized interest is not significant. The Company provides for depreciation of property, plant and equipment computed under the straight-line method over the assets’ estimated useful lives, or in the case of leasehold improvements over the shorter of the useful life or the lease term. Amortization on capital leases is recognized with depreciation expense in the Consolidated Statements of Net Income over the shorter of the assets’ expected life or the lease contract term. Repairs and maintenance are expensed as incurred.

LEASES

In accordance with ASC 842, Leases, the Company recognizes contracts that is, or contains, a lease when the contract conveys the right to control the use of a physically identified asset for a period of time in exchange for consideration in the balance sheet as a right-of-use asset and lease liability. The Company recognizes a right-of-use asset and a lease liability at lease commencement. The lease liability for both finance and operating leases is measured at the present value of the remaining lease payments, discounted at the Company's incremental borrowing rate (if the implicit interest rate in the lease contract is not readily determinable). The right-of-use asset (ROU) for finance and operating leases is initially measured at the sum of the Initial lease liability plus initial direct costs plus prepaid lease payments minus lease incentives received. Lease payments include undiscounted fixed payments plus optional payments that are reasonably certain to be owed. Lease payments do not include variable lease payments other than those that depend on an index or rate. Variable lease payments that depend on an index or a rate are included in the calculation of lease payments and in the measurement of the lease liability.

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

For further details on the Company’s leases, see Note 4.

LONG-LIVED ASSET IMPAIRMENT

The Company evaluates the carrying value and useful lives of long-lived assets, other than goodwill and intangible assets, when indications of impairment are evident or it is likely that the useful lives have decreased, in which case the Company depreciates the assets over the remaining useful lives. Impairment testing is primarily done by using the cash flow method based on undiscounted future cash flows. Estimated undiscounted cash flows for a long-lived asset being evaluated for recoverability are compared with the respective carrying amount of that asset. If the estimated undiscounted cash flows exceed the carrying amount of the assets, the carrying amounts of the long-lived asset are considered recoverable and an impairment cannot be recorded. However, if the carrying amount of a group of assets exceeds the undiscounted cash flows, an entity must then measure the long-lived assets’ fair value to determine whether an impairment loss should be recognized, generally using a discounted cash flow model. Generally, the lowest level of cash flows for impairment assessment is customer platform level.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the fair value of consideration transferred over the fair value of net assets of businesses acquired. Goodwill is not amortized but subject to at least an annual review for impairment. Other intangible assets, principally related to acquired technology, are amortized over their useful lives which range from 3 to 25 years.

The Company performs its annual impairment testing in the fourth quarter of each year. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. Since 2018, the Company has opted to use a qualitative assessment for impairment testing. The qualitative assessment permits the Company to assess whether it is more than likely than not (i.e. a likelihood of greater than 50%) that goodwill or an indefinite-lived intangible asset is impaired. If the Company concludes based on the qualitative assessment that it is not more likely than not that the fair value of goodwill or an indefinite-lived intangible asset is less than its carrying amount, it would not have to quantitatively determine the asset’s fair value.

In conducting its qualitative impairment testing, the Company has used the most recent fair value calculation performed in 2017 for its goodwill as the starting point for the qualitative assessment. The Company has also considered external factors that could affect the significant inputs used to determine fair value.

There were no impairments of goodwill related to the Company’s continuing operations from 2017 through 2019.

WARRANTIES AND RECALLS

The Company records liabilities for product recalls when probable claims are identified and when it is possible to reasonably estimate costs. Recall costs are costs incurred when the customer decides to formally recall a product due to a known or suspected safety concern. Product recall costs are estimated based on the expected cost of replacing the product and the customer´s cost of carrying out the recall, which is affected by the number of vehicles subject to recall and the cost of labor and materials to remove and replace the defective product. Insurance receivables, related to recall issues covered by the insurance, are included within other current and non-current assets in the Consolidated Balance Sheets.

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

The amount recognized as a defined benefit liability is the net total of projected benefit obligation (PBO) minus the fair value of plan assets (if any) (see Note 19).

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

The Company believes, based on currently available information, that the resolution of outstanding matters, other than any antitrust related matters described in Note 18, after taking into account recorded liabilities and available insurance coverage, should not have a material effect on the Company’s financial position or results of operations.

However, due to the inherent uncertainty associated with such matters, there can be no assurance that the final outcomes of these matters will not be materially different than currently estimated.

TRANSLATION OF NON-U.S. SUBSIDIARIES

The balance sheets of subsidiaries with functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates.

The Statements of Net Income of these subsidiaries is translated into U.S. dollars using the average exchange rates for the year. Translation differences are reflected in equity as a component of OCI.

RECEIVABLES AND LIABILITIES IN NON-FUNCTIONAL CURRENCIES

Receivables and liabilities not denominated in functional currencies are converted at year-end exchange rates. Net transaction losses, reflected in the Consolidated Statements of Net Income amounted to $(15.3) million in 2019, $(22.1) million in 2018 and $(27.0) million in 2017, and are recorded in operating income if they relate to operational receivables and liabilities or are recorded in other non-operating items, net if they relate to financial receivables and liabilities.

NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, Derivative and Hedging (Topic 815), Targeted improvements to accounting for hedging activities. The amendments in ASU 2017-12 better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in ASU 2017-12 also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in ASU 2017-12 modify disclosures required in current U.S. GAAP. Those modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. The amendments also require new tabular disclosures related to cumulative basis adjustments for fair value hedges. The amendments in ASU 2017-12 were effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those annual years, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the annual period that an entity adopts the amendments in ASU 2017-12. The Company adopted ASU 2017-12 in the annual period beginning January 1, 2019. The adoption of ASU 2017-12 did not have a material impact on the consolidated financial statements since the Company had no cash flow hedges at the date of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 were effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company adopted ASU 2016-02 in the annual period beginning January 1, 2019. The Company applied the modified retrospective transition method and elected the transition option to use the effective date January 1, 2019 as the date of initial application. The Company did not adjust its comparative period financial statements for effects of ASU 2016-02, nor has it made the new lease disclosures for periods before the effective date. The Company has recognized its cumulative effect transition adjustment as of the effective date. In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification. The adoption of the new standard resulted in recording operating lease assets and lease liabilities of $155.4 million as of January 1, 2019, which is shown in the table below. No material finance leases were identified as of January 1, 2019. In addition, there was no material impact on the consolidated financial statements where the Company is deemed to be the lessor in an “embedded lease” arrangement.

Balance Sheet (Dollars in millions)	Balance at December 31, 2018	Adjustments due to ASU 2016-02	Balance at January 1, 2019
Assets
Right-of-use asset, operating leases	$—	$155.4	$155.4
Current liabilities
Operating lease liabilities, current	—	38.7	38.7
Non-current liabilities
Operating lease liabilities, non-current	—	116.7	116.7

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for annual periods beginning after December 15, 2019, including interim periods within these annual periods. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial annual year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify disclosures upon issuance of ASU 2018-13. The Company early adopted ASU 2018-13 as of December 31, 2019 as there were no financial or disclosure impact.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20), Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in ASU 2018-14 remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in ASU 2018-14 are effective for public business entities for annual periods ending after December 15, 2020. Early adoption is permitted. An entity should apply the amendments in ASU 2018-14 on a retrospective basis to all periods presented. The Company early adopted ASU 2018-14 as of December 31, 2019 and removed a few disclosures to the consolidated financial statements that were considered not cost beneficial.

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and early adoption is permitted for annual periods beginning after December 15, 2018. The Company has finalized its evaluation of the impact of its pending adoption of ASU 2016-13 on the consolidated financial statements. The Company has concluded that the pending adoption of ASU 2016-13 will not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. The amendments in ASU 2018-15 are effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those annual years. Early adoption of the amendments in ASU 2018-15 is permitted, including adoption in any interim period. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company will adopt ASU 2018-15 as of January 1, 2020. As the Company will apply ASU 2018-15 prospectively, the impact to our financial statements will depend on the nature of our future cloud computing arrangements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public business entities for annual periods beginning after December 15, 2020, and early adoption is permitted, including adoption in any interim period. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The amendments in ASU 2019-12 related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The Company is currently evaluating the impact of our pending adoption of ASU 2019-12 on the consolidated financial statements.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to current year presentation (see Note 1 and Note 3 regarding discontinued operations).

3. Discontinued Operations

As discussed in Note 1, Basis of Presentation, on June 29, 2018, the Company completed the spin-off of Veoneer and the requirements for the presentation of Veoneer as a discontinued operation were met on that date. Accordingly, Veoneer’s historical financial results are reflected in the Company’s Consolidated Financial Statements as discontinued operations. The Company did not allocate any general corporate overhead or interest expense to discontinued operations.

The financial results of Veoneer are presented as loss from discontinued operations, net of income taxes in the Consolidated Statements of Income. The following table presents the financial results of Veoneer for the years 2018 and 2017 (dollars in millions).

	Years ended December 31
	2018	2017
Net sales	$1,122.9	$2,245.8
Cost of sales	(896.4)	(1,776.5)
Gross profit	226.5	469.3
Selling, general and administrative expenses	(59.7)	(83.1)
Research, development and engineering expenses, net	(224.0)	(370.3)
Goodwill, Impairment charge	—	(234.2)
Amortization of intangibles	(10.5)	(35.8)
Other income (expense), net	(53.4)	(0.2)
Operating loss	(121.1)	(254.3)
Loss from equity method investments	(29.9)	(30.7)
Interest income	0.7	—
Interest expense	(0.4)	(0.1)
Other non-operating items, net	0.5	(0.8)
Loss before income taxes	(150.2)	(285.9)
Income tax (expense) benefit	(43.6)	0.9
Loss from discontinued operations, net of income taxes	(193.8)	(285.0)
Less: Net loss attributable to non-controlling interest	(8.3)	(126.1)
Net loss from discontinued operations	$(185.5)	$(158.9)

The Company incurred $76.3 million in separation costs related to the spin-off of Veoneer for 2018 and was reported in Other income (expense), net. These costs are primarily related to professional fees associated with planning the spin-off, as well as spin-off activities within finance, tax, legal and information system functions and certain investment banking fees incurred upon the completion of the spin-off.

Veoneer Capital Contribution

In connection with the spin-off, Autoliv capitalized Veoneer with approximately $1 billion of cash. Net assets of $2,129 million were transferred to Veoneer on or prior to the Distribution Date, including $13 million of accumulated other comprehensive loss (primarily related to pension and cumulative translation adjustment) and the non-controlling interest of $112 million. This resulted in a $2,030 million reduction to retained earnings. In the second half of 2018, an adjustment to the cash contribution amount of $5 million was made reducing the net assets contributed to Veoneer to $2,123 million. In the second quarter of 2019, an adjustment of $0.2 million was made to true-up the $2.5 million contribution made to Veoneer as an adjustment of deferred tax assets related to Veoneer.

The following table presents depreciation, amortization, capital expenditures, acquisition of businesses and significant non-cash items of the discontinued operations related to Veoneer for the years 2018 and 2017 (dollars in millions).

	Years ended December 31
	2018	2017
Depreciation	$44.8	$82.9
Amortization of intangible assets	10.5	35.8
Capital expenditures	71.1	109.6
Acquisition in affiliate, net	71.0	123.9
M/A-COM earn-out adjustment	(14.0)	(12.7)
Undistributed loss from equity method investment	29.9	30.7

4. Leases

The Company has operating leases for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment. The Company’s leases have remaining lease terms of 1-47 years, some of which include options to extend the leases for up to 25 years, and some of which include options to terminate the leases within 1 year.

Finance lease right-of-use assets are presented together with other property, plant and equipment assets and finance lease liabilities are presented together with other short-term and long-term liabilities in the Consolidated Balance Sheets. The Company has not identified any material finance leases as of December 31, 2019.

As of December 31, 2019, the Company has no additional material operating leases that have not yet commenced.

The following tables provide information about the Company’s leases. Since finance leases are not material the finance lease cost components have not been disclosed in the tables below.

Lease cost
(in millions)	Year ended December 31
2019
Operating lease cost	$48.5
Short-term lease cost	6.8
Variable lease cost	3.6
Sublease income	(2.4)
Total lease cost	$56.5

Other information
(in millions)	Year ended or as of
December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$47.6
Right-of-use assets obtained in exchange for new operating lease liabilities	55.9
Weighted-average remaining lease term - operating leases	7 years
Weighted-average discount rate - operating leases	2.3%

Maturities of operating lease liabilities (undiscounted cash flows) are as follows:
(in millions)
Maturities
2020	$40.8
2021	28.4
2022	22.2
2023	18.7
2024	14.6
Thereafter	47.3
Total operating lease payments	172.0
Less imputed interest	(14.8)
Total operating lease liabilities	$157.2

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

The degree of judgment utilized in measuring the fair value of the instruments generally correlates to the level of pricing observability. Pricing observability is impacted by several factors, including the type of asset or liability, whether the asset or liability has an established market and the characteristics specific to the transaction. Instruments with readily active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, assets rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.

Under U.S. GAAP, there is a disclosure framework hierarchy associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by the hierarchy are as follows:

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

The Company’s derivatives are all classified as Level 2 of the fair value hierarchy.

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis for the continuing operations as of December 31, 2019 and December 31, 2018. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018 have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company choose not to offset are presented below.

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS

There were no derivatives designated as hedging instruments as of December 31, 2019 and December 31, 2018 related to the continuing operations.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

Derivatives not designated as hedging instruments, relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Net Income. The derivatives not designated as hedging instruments outstanding at December 31, 2019 and December 31, 2018 were foreign exchange swaps.

For 2019, the gains and losses recognized in other non-operating items, net are a gain of $3.5 million for derivative instruments not designated as hedging instruments. For 2018, the Company recognized a loss of $1.5 million in other non-operating items, net for derivative instruments not designated as hedging instruments. For 2017, the Company recognized a gain of $1.2 million in other non-operating items, net for derivative instruments not designated as hedging instruments. For 2019, 2018 and 2017, the gains and losses recognized as interest expense were immaterial.

	DECEMBER 31, 2019						DECEMBER 31, 2018
			Fair Value Measurements						Fair Value Measurements
			Derivative asset		Derivative liability				Derivative asset		Derivative liability
	Nominal		(Other current		(Other current		Nominal		(Other current		(Other current
Description	volume		assets)		liabilities)		volume		assets)		liabilities)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign exchange swaps, less than 6 months	934.2	1)	6.0	2)	1.8	3)	659.1	4)	1.9	5)	1.1	6)
TOTAL DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	$934.2		$6.0		$1.8		$659.1		$1.9		$1.1

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $860.6 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $5.8 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.6 million.
4)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $659.1 million.
5)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.9 million.
6)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.1 million.

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

In the table below, “Bonds” relates to multiple USPP bonds and Euro denominated bonds. “Loans” relates to utilized long-term loan facilities. In June 2019, the Company issued a €100 million bond and utilized a SEK 1,200 million long-term loan facility.

The fair value and carrying value of debt for the continuing operations are summarized in the table below (dollars in millions).

	DECEMBER 31, 2019 CARRYING VALUE1)	DECEMBER 31, 2019 FAIR VALUE	DECEMBER 31, 2018 CARRYING VALUE1)	DECEMBER 31, 2018 FAIR VALUE
LONG-TERM DEBT
Bonds	$1,597.5	$1,671.1	$1,609.0	$1,628.9
Loans	128.6	128.6	—	—
TOTAL	$1,726.1	$1,799.7	$1,609.0	$1,628.9

SHORT-TERM DEBT
Commercial paper	$230.7	$230.7	$342.6	$342.6
Short-term portion of long-term debt	112.0	112.1	268.1	270.4
Overdrafts and other short-term debt	25.4	25.3	10.0	10.0
TOTAL	$368.1	$368.1	$620.7	$623.0

1)	Debt as reported in balance sheet.

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

The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets as of the reporting date, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets.

For the period 2017-2019, the Company did not record any material impairment charges on its long-lived assets for its continuing operations.

6. Income Taxes

INCOME BEFORE INCOME TAXES	2019	2018	2017
U.S.	$66.5	$47.0	$89.0
Non-U.S.	581.9	565.4	703.4
Total	$648.4	$612.4	$792.4

PROVISION FOR INCOME TAXES	2019	2018	2017
Current
U.S. federal	$18.6	$31.6	$53.4
Non-U.S.	178.2	192.7	162.8
U.S. state and local	4.8	10.1	9.9

Deferred
U.S. federal	(2.8)	0.8	21.8
Non-U.S.	(12.6)	(0.2)	(44.4)
U.S. state and local	(0.6)	(0.1)	0.9
Total income tax expense	$185.6	$234.9	$204.4

EFFECTIVE INCOME TAX RATE	2019	2018	2017
U.S. federal income tax rate	21.0%	21.0%	35.0%
Foreign tax rate variances	4.1	5.5	(7.4)
Tax credits	(1.7)	(3.9)	(3.3)
Change in Valuation Allowances	0.0	(3.2)	(4.8)
Current year losses with no benefit	0.2	0.5	0.3
Net operating loss carry-forwards	(0.1)	(0.1)	(3.7)
Changes in tax reserves	1.7	3.4	0.8
U.S. Expense Allocation	0.0	0.0	2.0
Earnings of equity investments	(0.1)	(0.1)	(0.1)
Withholding taxes	2.4	3.5	2.1
State taxes, net of federal benefit	0.4	1.1	0.3
Antitrust settlement	0.0	9.9	—
U.S. FDII Deducation	(0.5)	—	—
U.S. GILI Tax	1.8	1.7	—
Change in U.S. tax rate	—	—	3.0
Deemed mandatory repatriation	—	—	3.1
Other, net	(0.6)	(0.9)	(1.5)
Effective income tax rate	28.6%	38.4%	25.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 31, 2019, the Company had net operating loss carryforwards (NOL’s) of approximately $252 million, of which approximately $242 million have no expiration date. The remaining losses expire on various dates through 2029. The Company also has $7 million of U.S. Foreign Tax Credit carry forwards, which begin to expire in 2026.

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

At any given time, the Company is undergoing tax audits in several tax jurisdictions, covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2015. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2010. The Company is undergoing tax audits in several non-U.S. jurisdictions and several U.S. state jurisdictions, covering multiple years. As of December 31, 2019, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements, however, other audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods.

The Company recognizes interest and potential penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2018, the Company had recorded $54.4 million for unrecognized tax benefits related to prior years, including $6.6 million of accrued interest and penalties. During 2019, the Company recorded a net increase of $4.8 million to income tax reserves for unrecognized tax benefits related to tax positions taken in prior years. Also during 2019, the Company recorded a net increase of $6.1 million to income tax reserves for unrecognized tax benefits based on tax positions taken in the current year. The Company had $8.2 million accrued for the payment of interest and penalties as of December 31, 2019. Of the total unrecognized tax benefits of $65.3 million recorded at December 31, 2019, $1.8 million is classified as current income tax payable, and $63.5 million is classified as non-current tax payable included in Other Non-Current Liabilities on the Consolidated Balance Sheets. Substantially all of these reserves would impact the effective tax rate if released into income. The following table summarizes the activity related to the Company’s unrecognized tax benefits:

UNRECOGNIZED TAX BENEFITS	2019	2018	2017
Unrecognized tax benefits at beginning of year	$49.6	$29.6	$27.2
Increases as a result of tax positions taken during a prior period	3.8	24.0	2.0
Increases as a result of tax positions taken during the current period	6.1	4.7	6.8
Decreases as a result of tax positions taken during the current period	—	(3.1)	—
Decreases relating to settlements with taxing authorities	—	(3.2)	(7.1)
Decreases resulting from the lapse of the applicable statute of limitations	(0.6)	(1.5)	(0.3)
Translation Difference	0.1	(0.9)	1.0
Total unrecognized tax benefits at end of year	$59.0	$49.6	$29.6

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities were as follows.

DEFERRED TAXES
DECEMBER 31	2019	2018	2017
Assets
Provisions	$105.2	$104.9	$107.3
Costs capitalized for tax	25.5	18.2	18.6
Property, plant and equipment	9.8	13.0	14.2
Retirement Plans	60.6	50.1	50.0
Tax receivables, principally NOL’s	93.8	113.9	150.2
Deferred tax assets before allowances	$294.9	$300.1	$340.3
Valuation allowances	(60.7)	(71.0)	(110.6)
Total	$234.2	$229.1	$229.7

Liabilities
Acquired intangibles	$(3.8)	$(6.1)	$(6.6)
Statutory tax allowances	(0.2)	(0.5)	—
Distribution taxes	(15.4)	(22.9)	(22.8)
Other	(6.5)	(10.1)	(3.9)
Total	$(25.9)	$(39.6)	$(33.3)
Net deferred tax asset	$208.3	$189.5	$196.4

The following table summarizes the activity related to the Company’s valuation allowances:

VALUATION ALLOWANCES AGAINST DEFERRED TAX ASSETS DECEMBER 31	2019	2018	2017
Allowances at beginning of year	$71.0	$110.6	$199.6
Benefits reserved current year	3.9	6.4	22.9
Benefits recognized current year	(10.5)	(36.9)	(117.0)
Write-offs and other changes	—	—	(0.1)
Translation difference	(3.7)	(9.1)	5.2
Allowances at end of year	$60.7	$71.0	$110.6

7. Receivables

DECEMBER 31	2019	2018	2017
Receivables	$1,632.4	$1,659.4	$1,703.0
Allowance at beginning of year	$(7.3)	$(6.3)	$(4.2)
Reversal of allowance	1.6	0.9	0.9
Addition to allowance	(5.1)	(3.8)	(3.9)
Write-off against allowance	2.3	1.6	1.2
Translation difference	0.0	0.3	(0.3)
Allowance at end of year	$(8.5)	$(7.3)	$(6.3)
Total receivables, net of allowance	$1,623.9	$1,652.1	$1,696.7

8. Inventories

DECEMBER 31	2019	2018	2017
Raw material	$366.3	$370.9	$333.2
Work in progress	257.4	277.4	263.8
Finished products	200.4	194.7	187.9
Inventories	$824.1	$843.0	$784.9
Inventory reserve at beginning of year	$(85.1)	$(80.6)	$(76.7)
Reversal of reserve	11.3	1.4	4.8
Addition to reserve	(13.2)	(13.9)	(7.3)
Write-off against reserve	8.3	5.3	5.2
Translation difference	(4.5)	2.7	(6.6)
Inventory reserve at end of year	$(83.2)	$(85.1)	$(80.6)
Total inventories, net of reserve	$740.9	$757.9	$704.3

9. Investments and Other Non-Current Assets

DECEMBER 31	2019	2018
Equity method investments	$8.6	$12.5
Deferred tax assets	244.6	235.6
Income tax receivables	25.2	33.6
Other non-current assets	108.0	41.8
Investments and other non-current assets	$386.4	$323.5

As of December 31, 2019 and 2018, the Company had one equity method investment. The Company has ownership of 49% in Autoliv-Hirotako Safety Sdn, Bhd (parent and subsidiaries) in Malaysia which it currently does not control, but in which it exercises significant influence over operations and financial position.

10. Property, Plant and Equipment

DECEMBER 31	2019	2018	Estimated life
Land and land improvements	$114.3	$114.7	n/a to 15
Buildings	888.2	822.9	20-40
Machinery and equipment	3,810.5	3,496.8	3-12
Construction in progress	329.0	374.3	n/a
Property, plant and equipment	$5,142.0	$4,808.7
Less accumulated depreciation	(3,326.3)	(3,118.6)
Net of depreciation	$1,815.7	$1,690.1

DEPRECIATION INCLUDED IN	2019	2018	2017
Cost of sales	$307.0	$300.9	$268.9
Selling, general and administrative expenses	13.4	13.9	12.5
Research, development and engineering expenses, net	18.7	15.9	14.5
Total	$339.1	$330.7	$295.9

No significant fixed asset impairments related to the Company’s continuing operations were recognized during 2019, 2018 or 2017.

The net book value of machinery and equipment and buildings and land under finance lease contracts recorded at December 31, 2019 and December 31, 2018 were immaterial. The amortization expense related to finance leases is included with depreciation expenses disclosed in the table above.

11. Goodwill and Intangible Assets

GOODWILL	2019	2018
Carrying amount at beginning of year	$1,389.9	$1,397.0
Translation differences	(2.0)	(7.1)
Carrying amount at end of year	$1,387.9	$1,389.9

Approximately $1.2 billion of the Company’s goodwill is associated with the 1997 merger of Autoliv AB and the Automotive Safety Products Division of Morton International, Inc. No goodwill impairment charges were recognized in continuing operations during 2019, 2018 or 2017.

AMORTIZABLE INTANGIBLES	2019	2018
Gross carrying amount	$398.9	$391.6
Accumulated amortization	(376.6)	(358.9)
Carrying value	$22.3	$32.7

At December 31, 2019, intangible assets subject to amortization mainly relate to acquired technology. No significant impairments of intangible assets were recognized during 2019, 2018 or 2017.

Amortization expense related to intangible assets was $11.5 million, $11.3 million and $11.2 million in 2019, 2018 and 2017, respectively. Estimated future amortization expense is (in millions): 2020: $10.5; 2021: $10.0; 2022: $7.6; 2023: $7.5 and 2024: $7.5.

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

2019

The provision recorded in 2019 of $56.9 million mainly relates to the Structural efficiency program initiated in the second quarter of 2019 and is expected to be concluded in the second quarter of 2020. The total cost of the Structural efficiency program is expected to be $52.0 million, and as of December 31, 2019, approximately $23 million out of the $56.1 million total reserve balance can be attributed to these activities. The remaining balance relates to older restructuring programs, primarily in Western Europe, which is expected to be settled in 2021. Cash payments in 2019 mainly relates to the Structural efficiency program initiated in 2019. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2018 to December 31, 2019 (dollars in millions).

	December 31	Provision/	Provision/	Cash	Translation	December 31
	2018	Charge	Reversal	payments	difference	2019
Restructuring employee-related	$33.2	$56.9	$(3.0)	$(30.3)	$(0.9)	$55.9
Other	0.2	—	—	—	0.0	0.2
Total reserve	$33.4	$56.9	$(3.0)	$(30.3)	$(0.9)	$56.1

2018

In 2018, the employee-related restructuring provisions, made on a case-by-case basis, and cash payments related mainly to headcount reductions in high-cost countries in Western Europe. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2017 to December 31, 2018 (dollars in millions).

	December 31	Provision/	Provision/	Cash	Translation	December 31
	2017	Charge	Reversal	payments	difference	2018
Restructuring employee-related	$39.4	$9.0	$(0.1)	$(13.6)	$(1.5)	$33.2
Other	0.2	0.2	—	—	(0.2)	0.2
Total reserve	$39.6	$9.2	$(0.1)	$(13.6)	$(1.7)	$33.4

2017

In 2017, the employee-related restructuring provisions, made on a case-by-case basis, and cash payments related mainly to headcount reductions in high-cost countries in Western Europe and Japan. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2016 to December 31, 2017 (dollars in millions).

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

Pursuant to the Spin-off Agreements, Autoliv is also required to indemnify Veoneer for recalls related to certain qualified Electronics products. At December 31, 2019, the indemnification liabilities are approximately $8 million within accrued expenses on the Consolidated Balance Sheet.

In 2017-2019 provisions and cash payments primarily relate to recall and warranty related issues. A majority of the Company’s recall related issues as of December 31, 2019 are covered by insurance. Insurance receivables are included within other current and non-current assets in the Consolidated Balance Sheet.

The table below summarizes the change in the balance sheet position of the product related liabilities (dollars in millions).

	2019	2018	2017
Reserve at beginning of the year	$62.2	$95.6	$90.6
Change in reserve	39.3	20.6	32.2
Cash payments	(29.1)	(54.3)	(29.4)
Translation difference	(0.3)	0.3	2.2
Reserve at end of the year	$72.1	$62.2	$95.6

14. Debt and Credit Agreements

SHORT-TERM DEBT

As of December 31, 2019, total short-term debt was $368 million (2018: $621 million). Short-term debt consisted mainly of $231 million commercial paper loans with maturities in January 2020 and $112 million bond with maturity in December 2020.

The Company’s subsidiaries have credit agreements, principally in the form of overdraft facilities with several local banks. Total available short-term facilities as of December 31, 2019, excluding commercial paper facilities as described below, amounted to $387 million, of which approximately $25 million was utilized. The weighted average interest rate on total short-term debt outstanding at December 31, 2019 and 2018, excluding the short-term portion of long-term debt, was 1.0% and 1.4%, respectively.

LONG-TERM DEBT

As of December 31, 2019, total long-term debt was $1,726 million.

In June 2019, the Company issued a €100 million bond and utilized a SEK 1,200 million long term loan facility. In June 2018, the Company also issued €500 million of 5-year notes in the Eurobond market. The notes carry a coupon of 0.75%.

In 2014, the Company issued long-term debt securities in a U.S. Private Placement. The current long-term debt outstanding from the 2014 issuance consist of: $275 million aggregate principal amount of 7-year senior notes with an interest rate of 3.51%; $297 million aggregate principal amount of 10-year senior notes with an interest rate of 4.09%; $285 million aggregate principal amount of 12-year senior notes with an interest rate of 4.24%; and $185 million aggregate principal amount of 15-year senior notes with an interest rate of 4.44%.

CREDIT FACILITIES

In July 2016, the Company signed a $1,100 million senior unsecured revolving credit facility with 14 banks. The term of the facility was 5 years with two one-year extension options. The Company has utilized these extension options and extended the maturity to July 2023. The Company pays a commitment fee on the undrawn amount. The commitment fee is 35% of the applicable margin. The applicable margin is related to the Company’s credit rating. Given the Company’s current credit rating of BBB+ from S&P Global Ratings, the applicable margin is 0.275%.  As of December 31, 2019, and December 31, 2018, the facility was not utilized.

The Company has two commercial paper programs: one SEK 7 billion (approx. $751 million) Swedish program and a $1.0 billion U.S. program. At December 31, 2019 a total of $231 million had been issued under these programs.

The Company is not subject to any financial covenants, i.e. performance related restrictions, in any of its significant long-term borrowings or commitments.

CREDIT RISK

In the Company’s financial operations, credit risk arises in connection with cash deposits with banks and when entering into forward exchange agreements, swap contracts or other financial instruments. In order to reduce this risk, deposits and financial instruments are only entered with a limited number of banks up to a calculated risk amount of $150 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. The policy of the Company is to work with banks that have a strong credit rating and that participate in the Company’s financing. In addition to this, deposits of up to an aggregate amount of $2 billion can be placed in U.S. and Swedish government paper and in certain AAA rated money market funds. As of December 31, 2019, the Company had placed $24 million in money market funds.

The table below shows debt maturity as cash flow. For a description of hedging instruments used as part of debt management, see the Financial Instruments section of Note 2 and Note 5.

DEBT PROFILE

							Total
PRINCIPAL AMOUNT BY EXPECTED MATURITY (dollars in millions)	2020	2021	2022	2023	2024	Thereafter	long- term	Total
Bonds	$112	$275	$—	$560	$297	$470	$1,602	$1,714
Loans	—	—	129	—	—	—	129	129
Commercial papers	231	—	—	—	—	—	—	231
Other short-term debt	25	—	—	—	—	—	—	25
Total principal amount	$368	$275	$129	$560	$297	$470	$1,731	$2,099	1)

1)	The difference between reported total debt and total principal amount is mainly related to capitalized debt issuance costs.

15. Shareholders’ Equity

The number of shares outstanding as of December 31, 2019 was 87,245,675.

DIVIDENDS	2019	2018	2017
Cash dividend paid per share	$2.48	$2.46	$2.38
Cash dividend declared per share	$2.48	$2.48	$2.40

OTHER COMPREHENSIVE LOSS / ENDING BALANCE1)	2019	2018	2017
Cumulative translation adjustments	$(364.9)	$(381.2)	$(230.5)
Net loss of cash flow hedge derivatives	—	—	(0.8)
Net pension liability	(84.0)	(55.0)	(56.2)
Distribution to Veoneer	—	13.0	—
Total (ending balance)	$(448.9)	$(423.2)	$(287.5)
Deferred taxes on the pension liability	$24.6	$15.4	$16.5

1)	The components of Other Comprehensive Loss are net of any related income tax effects.

SHARE REPURCHASE PROGRAM

The Company’s Board of Directors approved a share repurchase program in 2000 authorizing the repurchase of 10 million shares and subsequently expanded the authorization four times between 2000 and 2014 to 47.5 million shares. There were no share repurchases made during 2019 and 2018. The Company made repurchases during the second quarter of 2017. There is no expiration date for the share repurchase program. The Company is authorized to repurchase an additional 2,986,288 shares under the program at December 31, 2019.

SHARES	2019	2018	2017
Shares repurchased (shares in millions)	—	—	1.4
Cash paid for shares	$—	$—	$157.0

16. Supplemental Cash Flow Information

Payments for interest and income taxes were as follows:

	2019	2018	2017
Interest	$72	$66	$64
Income taxes	192	214	204

17. Stock Incentive Plan

Eligible employees and non-employee directors of Autoliv participate in the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and received Autoliv stock-based awards which include stock options (SOs), restricted stock units (RSUs) and performance shares (PSs). In connection with the Veoneer spin-off, each outstanding Autoliv stock-based award as of June 29, 2018 (the Distribution Date) was converted to a stock award that has underlying shares of both Autoliv and Veoneer common shares.

The conversion that occurred on the Distribution Date was based on the following:

•

SOs - A number of SOs comprising 50% of the value of the outstanding SOs calculated immediately prior to the spin-off continued to be applicable to Autoliv common stock. A number of SOs comprising the remaining 50% percent of the pre-spin-off value were replaced with options to acquire shares of Veoneer common stock.

•

RSUs - A number of RSUs comprising 50% of the value of the outstanding RSUs calculated immediately prior to the spin-off continued to be applicable to Autoliv common stock. A number of RSUs comprising the remaining 50% of the pre-spin-off value were replaced with RSUs with underlying Veoneer common stock.

•

PSs - Outstanding PSs pre-spin-off were converted to time-based RSUs and were divided between Autoliv and Veoneer common stock in the same manner as other outstanding RSUs (as described above) on the Distribution Date. The number of outstanding PSs pre-spin-off to be converted was determined based on pro-ration of the performance period such as:

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

The fair value of the RSUs and PSs is calculated as the grant date fair value of the shares expected to be issued. The RSUs granted in 2019, 2018 and 2017 entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. The RSUs granted prior to 2017 do not have dividend equivalent rights. For the grants made during 2019, 2018 and 2017, the fair value of a PS and a RSU was calculated by using the closing stock price on the grant date. For the grants made during 2016 and earlier, the fair value of a RSU and a PS was estimated using the Black Scholes valuation model to account for the difference in the value of the awards resulting from such awards not having dividend equivalent rights. The grant date fair value during 2019 was $6.6 million for the RSUs and $5.0 million for the PSs.

Pursuant to the Company’s director compensation policy, the Company’s non-employee directors receive RSUs as payment of 50% of their annual base retainer, which RSUs vest in one installment on the earlier of the date of the next AGM or the first anniversary of the grant date, in each case subject to the grantee’s continued service as a non-employee director on the vesting date with certain exceptions. The RSUs granted to the Company’s non-employee directors entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. The grant date fair value for the RSUs granted in 2019 to the Company’s non-employee directors was $1.2 million.

The source of the shares issued upon vesting of awards is generally from treasury shares. The Stock Incentive Plan provides for the issuance of up to 9,585,055 common shares for awards. At December 31, 2019, 6,532,856 of these shares have been issued for awards which includes 52,629 shares of common stock issued to non-employee directors in satisfaction of all or a portion of his or her annual base retainer for service on the Board. Included within the RSUs granted in 2019 are 15,785 RSUs issued to non-employee directors in satisfaction of all or a portion of his or her annual base retainer for service on the Board.

In 2015 and earlier, stock awards were granted in the form of SOs and RSUs. All SOs were granted for 10-year terms, had an exercise price equal to the fair value of the share at the date of grant, and became exercisable after one year of continued employment following the grant date. The average grant date fair values of SOs were calculated using the Black-Scholes valuation model. The Company used historical exercise data for determining the expected life assumption. Expected volatility was based on historical and implied volatility.

The Company recorded $8.4 million, $9.1 million and $6.1 million stock-based compensation expense in continuing operations related to RSUs and PSs for 2019, 2018 and 2017, respectively. The total compensation cost related to non-vested awards not yet recognized is $12.0 million for RSUs and the weighted average period over which this cost is expected to be recognized is approximately 1.5 years. There are no remaining unrecognized compensation costs associated with SOs.

Information on the number of RSUs, PSs and SOs related to the Stock Incentive Plan during the period of 2017 to 2019 is as follows.

RSUs	2019	2018	2017
Weighted average fair value at grant date 1)	$76.85	$131.51	$105.64

Outstanding at beginning of year	262,074	188,410	188,494
Granted	109,653	131,246	84,771
Shares issued	(86,086)	(84,425)	(70,795)
Cancelled/Forfeited/Expired	(30,446)	(6,485)	(14,060)
Spin conversion 2)	—	33,328	—
Outstanding at end of year3)	255,195	262,074	188,410

1)	Weighted average fair value at grant date pre spin-off in 2018 and 2017.
2)	Reflects the impact of the cancellation of PS awards outstanding as of the Distribution Date, and the conversion to RSUs in accordance with the conversion factor described above.
3)

Outstanding at the end of 2018 reflects the RSUs held by employees of Autoliv and Veoneer, in accordance with the conversion factor described above. Outstanding at the end of 2017 reflects RSUs held by employees of Autoliv. The corresponding weighted average grant date fair value after applying the conversion factor is $100.74 as of December 31, 2018.

The aggregate intrinsic value for RSUs outstanding at December 31, 2019 was $21.5 million.

PSs	2019	2018	2017
Weighted average fair value at grant date 1)	$77.00	$105.87	$105.87

Outstanding at beginning of year	—	139,891	138,548
Change in performance conditions	12,530	—	(69,274)
Granted 2)	66,542	588	75,379
Cancelled/Forfeited/Expired	(2,751)	(3,076)	(4,762)
Spin conversion 3)	—	(137,403)	—
Outstanding at end of year 4)	76,321	—	139,891

1)	Weighted average fair value at grant date pre spin-off in 2018 and 2017.
2)	2018 grants reflect awards issued pre-spin-off as a result of dividend equivalent rights.
3)	Reflects the replacement of awards due to the spin-off. Outstanding PS awards were converted to RSU awards in accordance with the conversion factor described above.
4)	Outstanding at the end of 2017 reflects PSs held by employees of Autoliv.

The PSs granted include assumptions regarding the ultimate number of shares that will be issued based on the probability of achievement of the performance conditions. Changes in those assumptions result in changes in the estimated shares to be issued which is reflected in the “Change in performance conditions” line above.

SOs	Number of options	Weighted average exercise price
Outstanding at Dec 31, 2016	411,109	$87.47
Exercised	(100,184)	79.58
Cancelled/Forfeited/Expired	(10,976)	112.20
Outstanding at Dec 31, 2017	299,949	89.20
Exercised	(92,485)	86.59
Spin conversion 1)	(65,390)	88.75
Outstanding at Dec 31, 2018 2)	142,074	63.43
Exercised	(20,928)	42.11
Cancelled/Forfeited/Expired	(5,271)	80.40
Outstanding at Dec 31, 2019 2)	115,875	$66.70

OPTIONS EXERCISABLE
At December 31, 2017	299,949	$89.20
At December 31, 2018	142,074	63.43
At December 31, 2019	115,875	66.70

1)

Reflects the cancellation of SOs outstanding as of the Distribution Date, and the conversion to new awards in accordance with the conversion factor described above. The weighted average exercise price reflects the exercise price of the shares cancelled due to the spin-off.

2)	Reflects outstanding SOs held by employees of Autoliv and Veoneer at the end of the year and the weighted average exercise price after applying the conversion factor described above.

The following summarizes information about SOs outstanding and exercisable at December 31, 2019:

RANGE OF EXERCISE PRICES	Number outstanding & exercisable	Remaining contract life (in years)	Weighted average exercise price
$31.71	3,805	0.13	$31.71
$47.52	7,521	2.15	47.52
$49.07	15,306	3.14	49.07
$51.74	7,759	1.15	51.74
$67.29	34,567	4.14	67.29
$80.40	46,917	5.13	80.40
	115,875	7.90	66.70

The total aggregate intrinsic value, which is the difference between the exercise price and $84.41 (closing price per share at December 31, 2019), for all “in the money” SOs, both outstanding and exercisable as of December 31, 2019, was $2.1 million.

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

In May 2014, the Company, without admitting any liability, entered into separate settlement agreements with the direct purchasers, auto dealers and end-payors plaintiff classes, which were granted final approval by the MDL court in 2015 and 2016. In April 2016, the Company entered into a settlement agreement with the truck and equipment dealers’ class, which was granted final approval by the MDL court in 2016. The class settlements do not resolve any claims of settlement class members who opt-out of the settlements or the unasserted claims of any purchasers of occupant safety systems who are not otherwise included in a settlement class, such as states and municipalities.

PRODUCT WARRANTY, RECALLS AND INTELLECTUAL PROPERTY

Autoliv is exposed to various claims for damages and compensation if its products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected or is defective, the Company may face warranty and recall claims. Where such (actual or alleged) failure or defect results, or is alleged to result, in bodily injury and/or property damage, the Company may also face product liability and other claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Government safety regulators may also play a role in warranty and recall practices. Recall decisions regarding the Company’s products may require a significant amount of judgment by us, our customers and safety regulators and are influenced by a variety of factors. Once a recall has been made, the cost of a recall is also subject to a significant amount of judgment and discussions between the Company and its customers. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products when the product supplied did not perform as represented by us or expected by the customer in either a warranty or a recall situation. Accordingly, the future costs of warranty or recall claims by the customers may be material. However, the Company believes its established reserves are adequate. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the adequacy of these reserves, and adjusts them when appropriate. However, the final amounts actually due related to these matters could differ materially from the Company’s recorded estimates.

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

Toyota Recall:

On June 29, 2016, the Company announced that it is cooperating with Toyota Motor Corp. in its recall of approximately 1.4 million vehicles equipped with a certain model of the Company’s side curtain airbag (the “Toyota Recall”). The Company continues to cooperate with Toyota regarding the analysis of the root cause of the issue and potential liability and indemnification obligations of the parties. If the Company is obligated to indemnify Toyota for any of the costs associated with the Toyota Recall, the Company expects that its insurance will generally cover such costs and liabilities. The Company’s insurance policies generally include coverage of the costs of a recall, although costs related to replacement parts are generally not covered.

The Company has determined pursuant to ASC 450 that a loss with respect to this issue is probable and therefore has accrued an immaterial amount related to potential costs for replacement parts. The ultimate costs to the Company of the Toyota Recall could be materially different from the amount the Company has accrued. However, the Company continues to believe that the Company’s loss, net of expected insurance recoveries, will be less than $20 million. The main variables affecting the ultimate cost for the Company include: the determination of proportionate responsibility (if any) among Toyota, the Company, and any relevant sub-suppliers; the ultimate number of vehicles repaired; the cost of repair per vehicle; and the actual recoveries from sub-suppliers and insurers.

Intellectual property

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

The table in Note 13 Product Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the fiscal year ended December 31, 2019.

19. Retirement Plans

DEFINED CONTRIBUTION PLANS

Many of the Company’s employees are covered by government sponsored pension and welfare programs. Under the terms of these programs, the Company makes periodic payments to various government agencies. In addition, in some countries the Company sponsors or participates in certain non-governmental defined contribution plans. Contributions to defined contribution plans for the years ended December 31, 2019, 2018 and 2017 were $15.7 million, $19.2 million and $21.7 million, respectively.

MULTIEMPLOYER PLANS

The Company participates in a multiemployer plan in Sweden. This ITP-2 plan is funded through Alecta and covers employees born before 1979, for whom it provides a final pay pension benefit based on all service with participating employers. The Company must pay for wage increases in excess of inflation on service earned with previous employers. The plan also provides disability and family benefits and is more than 100% funded. The Company´s contributions to this multiemployer plan for the years ended December 31, 2019, 2018 and 2017 were $3.9 million, $6.1 million and $9.7 million, respectively.

DEFINED BENEFIT PLANS

The Company has a number of defined benefit pension plans, both contributory and non-contributory, in the U.S., France, Germany, India, Japan, Mexico, Philippines, Sweden, South Korea, Thailand, Turkey and the United Kingdom. There are funded as well as unfunded plan arrangements which provide retirement benefits to both U.S. and non-U.S. participants.

The main plan is the U.S. plan for which the benefits are based on an average of the employee’s earnings in the years preceding retirement and on credited service. In a prior year, the Company closed participation in the Autoliv ASP, Inc. Pension Plan to exclude those employees hired after December 31, 2003. Within the U.S. there is also a non-qualified restoration plan that provides benefits to employees whose benefits in the primary U.S. plan are restricted by limitations on the compensation that can be considered in calculating their benefits. During December 2017 the Company amended the U.S. defined benefit pension plan, communicating a benefits freeze that will begin on December 31, 2021.

For the Company’s non-U.S. defined benefit plans the most significant individual plan is in the U.K. The Company has closed participation in the U.K. defined benefit plan to exclude all employees hired after April 30, 2003 with few members currently accruing benefits.

CHANGES IN BENEFIT OBLIGATIONS AND PLAN ASSETS FOR THE PERIODS ENDED DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2019	2018	2019	2018
Benefit obligation at beginning of year	$332.1	$368.6	$216.9	$220.9
Service cost	6.9	8.7	10.7	10.8
Interest cost	14.2	12.8	6.4	5.7
Actuarial (gain) loss due to:
Change in discount rate	67.8	(44.6)	27.7	(12.1)
Experience	(0.4)	0.8	(1.0)	4.7
Other assumption changes	3.0	3.5	(1.2)	4.8
Plan amendments	—	—	1.6	(0.1)
Benefits paid	(23.5)	(17.7)	(8.4)	(7.9)
Plan settlements	—	—	(1.2)	(0.8)
Curtailments	—	—	—	—
Special termination benefits	—	—	0.5	0.5
Translation difference	—	—	0.6	(9.6)
Benefit obligation at end of year	$400.1	$332.1	$252.6	$216.9

Fair value of plan assets at beginning of year	$273.0	$297.9	$77.8	$84.8
Actual return on plan assets	67.0	(13.9)	8.9	(1.9)
Company contributions	7.3	6.7	9.5	9.0
Benefits paid	(23.5)	(17.7)	(8.4)	(7.9)
Plan settlements	—	—	(1.2)	(0.8)
Translation difference	—	—	2.1	(5.4)
Fair value of plan assets at end of year	$323.8	$273.0	$88.7	$77.8
Funded status recognized in the balance sheet	$(76.3)	$(59.1)	$(163.9)	$(139.1)

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

COMPONENTS OF NET PERIODIC BENEFIT COST ASSOCIATED WITH THE DEFINED BENEFIT RETIREMENT PLANS

	U.S.
(Dollars in millions)	2019	2018	2017
Service cost	$6.9	$8.7	$9.0
Interest cost	14.2	12.8	14.8
Expected return on plan assets	(13.5)	(20.4)	(17.6)
Amortization of prior service credit	0.0	0.1	0.0
Amortization of actuarial loss	1.9	2.2	6.0
Curtailment loss	—	—	0.2
Net periodic benefit cost	$9.5	$3.4	$12.4

	Non-U.S.
(Dollars in millions)	2019	2018	2017
Service cost	$10.7	$10.8	$10.4
Interest cost	6.4	5.7	5.5
Expected return on plan assets	(1.9)	(2.0)	(1.9)
Amortization of prior service costs	0.3	0.3	0.2
Amortization of actuarial loss	0.9	1.4	1.9
Settlement loss	0.6	0.2	0.1
Special termination benefits	0.5	0.5	0.3
Net periodic benefit cost	$17.5	$16.9	$16.5

The service cost and amortization of prior service cost components are reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components, interest cost, expected returns on plan assets and amortization of actuarial loss, are reported as Other non-operating items, net in the Consolidated Statements of Income.

Amortization of the net actuarial loss from accumulated other comprehensive income is made over the estimated remaining service lives of the plan participants, 9 years for U.S. and from 7 to 32 years for non-U.S. participants, varying between the different countries depending on the age of the work force.

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME BEFORE TAX AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2019	2018	2019	2018
Net actuarial loss	$63.1	$48.0	$47.6	$30.8
Prior service cost	0.1	0.1	3.7	3.1
Total accumulated other comprehensive income recognized in the balance sheet	$63.2	$48.1	$51.3	$33.9

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BEFORE TAX FOR THE PERIODS ENDED DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2019	2018	2019	2018
Total retirement benefit recognized in accumulated other comprehensive income at beginning of year	$48.1	$56.3	$33.9	$35.5
Net actuarial (gain) loss	16.9	(6.0)	19.1	1.6
Amortization of prior service credit (cost)	0.0	0.0	(0.3)	(0.3)
Amortization of actuarial loss	(1.8)	(2.2)	(1.5)	(1.5)
Translation difference	—	—	0.1	(1.4)
Total retirement benefit recognized in accumulated other comprehensive income at end of year	$63.2	$48.1	$51.3	$33.9

The accumulated benefit obligation for the U.S. non-contributory defined benefit pension plans was $384.4 million and $314.8 million at December 31, 2019 and 2018, respectively. The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $194.5 million and $167.8 million at December 31, 2019 and 2018, respectively.

Pension plans for which the accumulated benefit obligation (ABO) is notably in excess of the plan assets reside in the following countries: U.S., Mexico, France, Germany, Japan, South Korea and Sweden.

PENSION PLANS FOR WHICH ABO EXCEEDS THE FAIR VALUE OF PLAN ASSETS AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2019	2018	2019	2018
Projected Benefit Obligation (PBO)	$400.1	$332.1	$169.3	$143.3
Accumulated Benefit Obligation (ABO)	384.3	314.8	127.2	110.8
Fair value of plan assets	323.8	272.9	3.8	3.9

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual net periodic benefit cost.

ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATIONS AS OF DECEMBER 31

	U.S.		Non-U.S.1)
% WEIGHTED AVERAGE	2019	2018	2019	2018
Discount rate	3.25	4.35	0.25-2.70	0.50-3.25
Rate of increases in compensation level	2.65	2.65	2.00-5.00	2.00-5.00

ASSUMPTIONS USED TO DETERMINE THE NET PERIODIC BENEFIT COST FOR YEARS ENDED DECEMBER 31

	U.S.
% WEIGHTED AVERAGE	2019	2018	2017
Discount rate	4.35	3.55	4.15
Rate of increases in compensation level	2.65	2.65	2.65
Expected long-term rate of return on assets	5.05	7.08	7.08

Non-U.S.1)
% WEIGHTED AVERAGE	2019	2018	2017
Discount rate	0.50-3.25	0.25-3.25	0.50-3.25
Rate of increases in compensation level	2.00-5.00	2.00-5.00	2.00-5.00
Expected long-term rate of return on assets	2.25-2.50	2.25-2.50	1.50-2.50

1)	The Non-U.S. weighted average plan ranges in the tables above have been prepared using significant plans only, which in total represent around 81% of the total Non-U.S. projected benefit obligation.

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

The level of equity exposure is currently targeted at approximately 40% for the primary U.S. plan. The investment objective is to provide an attractive risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that Autoliv believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio. The Company has assumed a long-term rate of return on the U.S. plan assets of 5.05% for calculating the 2019 expense and 5.05% for calculating the 2020 expense.

The Company has assumed a long-term rate of return on the non-U.S. plan assets in a range of 2.25-2.50% for 2019. The closed U.K. plan which has a targeted and actual allocation of almost 100% debt instruments accounts for approximately 80% of the total non-U.S. plan assets.

Autoliv made contributions to the U.S. plan during 2019 and 2018 amounting to $7.3 million and $6.7 million, respectively. Contributions to the U.K. plan during 2019 and 2018 amounted to $1.2 million and $1.3 million, respectively. The Company expects to contribute $12.5 million to its U.S. pension plan in 2020 and is currently projecting a yearly funding at approximately the same level in the years thereafter. For the UK pension plan, which is the most significant non-U.S. pension plan, the Company expects to contribute $1.2 million in 2020 and in the years thereafter.

FAIR VALUE OF TOTAL PLAN ASSETS FOR YEARS ENDED DECEMBER 31

	U.S.	U.S.		Non-U.S.
ASSETS CATEGORY IN % WEIGHTED AVERAGE	Target allocation	2019	2018	2019	2018
Equity securities	40	40	38	0	0
Debt instruments	60	60	62	79	79
Other assets	—	0	0	21	21
Total	100	100	100	100	100

The following table summarizes the fair value of the Company’s U.S. and non-U.S. defined benefit pension plan assets (dollars in millions):

(Dollars in millions)	Fair value measurement at December 31, 2019	Fair value measurement at December 31, 2018
Assets
Non-U.S. Bonds
Corporate	$70.4	$61.4
Insurance Contracts	14.7	12.6
Other Investments	6.2	4.5
Assets at fair value Level 2	91.3	78.5
Investments measured at net asset value (NAV):
Common collective trusts	321.2	272.3
Total	$412.5	$350.8

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

PENSION BENEFITS EXPECTED PAYMENTS (dollars in millions)	U.S.	Non-U.S.
2020	$17	$8
2021	20	9
2022	22	9
2023	23	11
2024	26	12
Years 2025-2029	146	74

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

CHANGES IN BENEFIT OBLIGATION FOR POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS AS OF DECEMBER 31

(Dollars in millions)	2019	2018
Benefit obligation at beginning of year	$15.5	$17.8
Service cost	0.2	0.3
Interest cost	0.6	0.6
Actuarial loss (gain)	2.2	(1.2)
Benefits paid	(0.3)	(0.3)
Other	0.2	(1.7)
Benefit obligation at end of year	$18.4	$15.5

The liability for postretirement benefits other than pensions is classified as other non-current liabilities in the balance sheet.

COMPONENTS OF NET PERIODIC BENEFIT COST ASSOCIATED WITH THE POST RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

PERIOD ENDED DECEMBER 31 (Dollars in millions)	2019	2018	2017
Service cost	$0.2	$0.3	$0.3
Interest cost	0.6	0.6	0.6
Amortization of prior service cost	(2.2)	(2.2)	(2.2)
Amortization of actuarial loss	(0.3)	(0.3)	(0.5)
Net periodic benefit (credit)	$(1.7)	$(1.6)	$(1.8)

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME BEFORE TAX ASSOCIATED WITH POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS AS OF DECEMBER 31

	U.S.
(Dollars in millions)	2019	2018
Net actuarial loss (gain)	$2.0	$(4.6)
Prior service cost (credit)	6.1	(8.2)
Total accumulated other comprehensive loss (income) recognized in the balance sheet	$8.1	$(12.8)

The weighted average discount rate used to determine the U.S. postretirement benefit obligation was 3.5% in 2019 and 4.45% in 2018. The average discount rate used in determining the postretirement benefit cost was 4.45% in 2019, 3.75% in 2018 and 4.40% in 2017.

The estimated future benefit payments for the postretirement benefits set forth below reflect expected future service as appropriate (dollars in millions).

POSTRETIREMENT BENEFITS (Dollars in millions)	EXPECTED PAYMENTS
2020	$0.4
2021	0.4
2022	0.5
2023	0.6
2024	0.6
Years 2025–2029	3.7

20. Related Party Transactions

Throughout the periods covered by consolidated financial statements, Autoliv purchased finished goods from Veoneer. Related party purchases from Veoneer amounted to approximately $73 million and $78 million for the full year 2019 and 2018, respectively.

Autoliv also subleases certain office space to Veoneer. However, related party sublease income from Veoneer is not material for 2019 and 2018.

Amounts due to and due from related parties as of December 31, 2019 and December 31, 2018 are summarized in the below table:

	As of
(Dollars in millions)	December 31, 2019	December 31, 2018
Related party receivables	$2.8	$15.0
Related party payables1)	9.7	50.7
Related party accrued expenses1)	7.7	13.0

1)	Included in Related party liabilities in the Consolidated Balance Sheet.

Related party receivables primarily relate to an agreement between Autoliv and Veoneer.

The related party payables are mainly driven by Reseller Agreements entered into in connection with the spin-off. The Reseller Agreements are between Autoliv and Veoneer to facilitate the temporary arrangement of the sale of Veoneer products in the interim period post spin-off. For further information, see Note 3. Discontinued Operations above.

21. Segment Information

The Company has one operating segment, formerly its Passive Safety segment, which includes Autoliv’s airbag and seatbelt products and components. The operating results of the operating segment are regularly reviewed by the Company’s chief operating decision maker to assess the performance of the individual operating segment and make decisions about resources to be allocated to the operating segment.

The Company’s customers consist of all major European, U.S. and Asian automobile manufacturers. Sales to individual customers representing 10% or more of net sales were:

In 2019: Renault 16% (including Nissan and Mitsubishi), VW 10% and Honda 10%.

In 2018: Renault 15% (including Nissan and Mitsubishi) and VW 10%.

In 2017: Renault 15% (including Nissan and Mitsubishi) and Ford 10%.

NET SALES BY REGION	2019	2018	2017
Asia	$3,176.6	$3,194.9	$2,998.1
Whereof: China	1,525.3	1,522.2	1,421.2
Japan	810.3	827.9	787.0
Rest of Asia	841.0	844.8	789.9
Americas	2,907.2	2,735.1	2,435.2
Europe	2,463.8	2,748.2	2,703.5
Total	$8,547.6	$8,678.2	$8,136.8

The Company has attributed net sales to the geographic area based on the location of the entity selling the final product.

External sales in the U.S. amounted to $2,090 million, $1,943 million and $1,689 million in 2019, 2018 and 2017, respectively. Of the external sales, exports from the U.S. to other regions amounted to approximately $463 million, $384 million and $362 million in 2019, 2018 and 2017, respectively.

NET SALES BY PRODUCT	2019	2018	2017
Airbag Products1)	$5,676.3	$5,698.6	$5,343.2
Seatbelt Products1)	2,871.3	2,979.6	2,793.6
Total net sales	$8,547.6	$8,678.2	$8,136.8

1)	Including Corporate and other sales.

LONG-LIVED ASSETS	2019	2018
Asia	$948	$881
Whereof: China	$495	$500
Japan	$170	$135
Rest of Asia	$283	$246
Americas	$1,862	$1,708
Europe	$959	$847
Total	$3,769	$3,436

Long-lived assets in the U.S. amounted to $1,633 million and $1,527 million for 2019 and 2018, respectively. For 2019, $1,242 million (2018, $1,250 million) of the long-lived assets in the U.S. refers to intangible assets, principally from acquisition goodwill.

22. Earnings Per Share

The computation of basic and diluted EPS under the two-class method were as follows (dollars and shares in millions):

	2019	2018	2017
Numerator:
Basic and diluted:
Net income from continuing operations	$461.5	$375.9	$586.0
Net loss from discontinued operations	—	(185.5)	(158.9)
Net income attributable to controlling interest	461.5	190.4	427.1
Participating share awards with dividend equivalent rights	0.0	0.0	0.0
Net income available to common shareholders	461.5	190.4	427.1
Earnings allocated to participating share awards 1)	0.0	0.0	0.0
Net income attributable to common shareholders	$461.5	$190.4	$427.1
Denominator: 1)
Basic: Weighted average common stock	87.2	87.1	87.5
Add: Weighted average stock options/share awards	0.2	0.2	0.2
Diluted:	87.4	87.3	87.7

Basic EPS:
Continuing operations	$5.29	$4.32	$6.70
Discontinued operations	—	(2.13)	(1.82)
Basic EPS	$5.29	$2.19	$4.88

Diluted EPS:
Continuing operations	$5.29	$4.31	$6.68
Discontinued operations	—	(2.13)	(1.81)
Diluted EPS	$5.29	$2.18	$4.87

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

Antidilutive shares outstanding for the year ended December 31, 2019 and December 31, 2018 were immaterial. Approximately 0.1 million antidilutive shares were outstanding for the year ended December 31, 2017.

23. Subsequent Events

There were no reportable events subsequent to December 31, 2019.

24. Quarterly Financial Data (unaudited)

2019	Q1	Q2	Q3	Q4
Net sales	$2,174.0	$2,154.7	$2,027.7	$2,191.2
Gross profit	378.8	399.7	379.1	426.8
Income from Continuing Operations before income taxes	153.6	150.8	134.4	209.7
Income from Continuing Operations	111.5	109.4	86.0	155.9
Net income attributable to controlling interest from Continuing Operations	111.4	109.1	85.4	155.6
Earnings per share Continuing Operations
– basic	1.28	1.25	0.98	1.78
– diluted	1.27	1.25	0.98	1.78
Dividends paid	0.62	0.62	0.62	0.62

2018	Q1	Q2	Q3	Q4
Net sales	$2,240.9	$2,211.5	$2,033.0	$2,192.8
Gross profit	460.3	439.7	386.1	425.2
Income from Continuing Operations before income taxes	228.9	210.1	171.3	2.1
Income from Continuing Operations	159.1	193.2	118.0	(92.8)
Net income attributable to controlling interest from Continuing Operations	158.7	192.7	117.5	(93.0)
Earnings per share Continuing Operations
– basic	1.82	2.21	1.35	(1.07)
– diluted	1.82	2.20	1.34	(1.06)
Dividends paid	0.60	0.62	0.62	0.62

Quarterly movements

In the fourth quarter of 2018, income from Continuing Operations before taxes was negatively impacted by the Company recognizing an accrual of $210 million in connection with the remaining portion of the European Commission’s investigation of anti-competitive behavior among suppliers of occupant safety systems in the European Union.

EXCHANGE RATES FOR KEY CURRENCIES VS. U.S.

	2019	2019	2018	2018	2017	2017	2016	2016	2015	2015
	Average	Year end	Average	Year end	Average	Year end	Average	Year end	Average	Year end
EUR	1.119	1.120	1.182	1.145	1.129	1.196	1.106	1.052	1.110	1.094
CNY	0.145	0.143	0.151	0.146	0.148	0.154	0.150	0.144	0.159	0.154
JPY/1000	9.178	9.157	9.061	9.051	8.916	8.878	9.222	8.544	8.261	8.303
KRW/1000	0.857	0.870	0.909	0.896	0.885	0.937	0.863	0.832	0.885	0.854
MXN	0.052	0.053	0.052	0.051	0.053	0.051	0.053	0.048	0.063	0.058
SEK	0.106	0.107	0.115	0.111	0.117	0.121	0.117	0.110	0.119	0.120
BRL	0.253	0.247	0.276	0.258	0.313	0.302	0.289	0.307	0.306	0.259

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes to and no disagreements with our independent auditors regarding accounting or financial disclosure matters in our two most recent fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out by the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Management assessed the effectiveness of Autoliv’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework).

Based on our assessment, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

(b) Attestation Report of the Registered Public Accounting Firm

Ernst & Young AB has issued an attestation report on the Company’s internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8. Financial Statements and Supplementary Data for the year ended December 31, 2019.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15-(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10. regarding executive officers, directors and nominees for election as directors of Autoliv, Autoliv’s Audit Committee, Autoliv’s code of ethics, and compliance with Section 16(A) of the Securities Exchange Act is incorporated herein by reference from the information under the captions “Executive Officers of the Company” and “Proposal 1: Election of Directors”, “Committees of the Board” and “Audit Committee Report”, “Corporate Governance Guidelines and Codes of Conduct and Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Company’s 2020 Proxy Statement. Information on Board meeting attendance is provided under the caption “Board Meetings” in the 2020 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11. regarding executive compensation for the year ended December 31, 2019 is included under the caption “Compensation Discussion and Analysis” in the 2020 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Leadership Development and Compensation Committee is included in the sections “Leadership Development and Compensation Committee Interlocks and Insider Participation” and “Leadership Development and Compensation Committee Report” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12. regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2020 Proxy Statement and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the 1997 Stock Incentive Plan

The following table provides information as of December 31, 2019, about the common stock that may be issued under the Autoliv, Inc. Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders (1)	434,860	$66.70	3,052,199
Equity compensation plans not approved by security holders	—	—	—
Total	434,860	$66.70	3,052,199

(1)	Autoliv, Inc. Stock Incentive Plan, as amended and restated on May 6, 2009, as amended by Amendment No. 1 dated December 17, 2010 and Amendment No. 2 dated May 8, 2012.
(2)	Excludes restricted stock units and performance shares which convert to shares of common stock for no consideration.
(3)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding the Company’s policy and procedures concerning related party transactions is included under the caption “Related Person Transactions” in the 2020 Proxy Statement and is incorporated herein by reference. Information regarding director independence can be found under the caption “Board Independence” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of accounting services provided to Autoliv is included under the caption “Proposal 3. Ratification of Appointment of Independent Registered Public Accounting Firm Appointment” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report
(1)	Financial Statements
(i)	Consolidated Statements of Net Income – Years ended December 31, 2019, 2018 and 2017;
(ii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018 and 2017;
(iii)	Consolidated Balance Sheets – as of December 31, 2019 and 2018;
(iv)	Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017;
(v)	Consolidated Statements of Total Equity – as of December 31, 2019, 2018 and 2017;
(vi)	Notes to Consolidated Financial Statements; and
(vii)	Reports of Independent Registered Public Accounting Firm.
(2)	Financial Statement Schedules

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

4.7

Base listing particulars Agreement, dated April 11, 2019, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2019).

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

4.10*	Description of Registrant´s Securities.

10.1+

Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers, incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K/A (File No. 001-12933, filing date July 2, 2002).

Exhibit No.	Description

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

10.8

Revolving Credit Facility Agreement, dated June 21, 2010, between Autoliv AB, Autoliv, Inc., and Nordea Bank AB (publ), incorporated herein by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.9

Facility Agreement, dated June 21, 2010, among Autoliv, Inc., Autoliv AB, Swedish Export Credit Corporation, National Export Credits Guarantee Board and Skandinaviska Enskilda Banken AB (publ), incorporated herein by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.10+

Amendment No. 1 to the Autoliv, Inc. 1997 Stock Incentive Plan as amended and restated on May 6, 2009, dated December 17, 2010, incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2011).

10.11+

Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – pension, incorporated herein by reference to Exhibit 10.26 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.12+

Form of Amendment to Employment Agreement between Autoliv, Inc. and certain of its executive officers – non-equity incentive award, incorporated herein by reference to Exhibit 10.27 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2012).

10.13	Remarketing Agreement, dated as of February 9, 2012, incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

10.14+

Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, dated May 8, 2012, incorporated herein by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.15+

Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (with Change-in-Control Severance Agreement), incorporated herein by reference to Exhibit 10.34 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.16+

Form of Employment Agreement between Autoliv, Inc. and certain of its executive officers (without Change-in-Control Severance Agreement), incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.17+

Form of Change-in-Control Severance Agreement between Autoliv, Inc. and certain of its executive officers, incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2013).

10.18

Form of Indemnification Agreement between Autoliv, Inc. and its directors and certain of its executive officers, incorporated herein by reference to Exhibit 99.i to the Annual Report on Form 10-K (File No. 001-12933, filing date February 24, 2009).

10.19†

Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.20

Guarantee Agreement, dated July 16, 2013, between European Investment Bank and Autoliv, Inc., incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.21

Form of Note Purchase and Guaranty Agreement, dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

Exhibit No.	Description

10.22+

Form of Supplement to Employment Agreement between Autoliv, Inc. and certain of its executive officers, dated August 13, 2014 and effective as of September 1, 2014, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 23, 2014).

10.23

Amendment, dated January 27, 2015, to the Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc., incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10- K (File No. 001-12933, filing date February 19, 2015).

10.24

General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of May 30, 2018, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.25

Facilities Agreement of $1,100,000,000, dated July 14, 2016, among Autoliv, Inc., Autoliv ASP, Inc., Autoliv AB, HSBC Bank PLC, Mizuho Bank, Ltd. and Investment Banking, Skandinaviska Enskilda Banken AB (publ), and the other parties and lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 27, 2016).

10.26+

Autoliv, Inc. Non-employee Director Compensation Policy, effective January 1, 2017, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.27+

Amendment No. 3 to the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, dated April 24, 2017, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.28+

Form of Non-Employee Director restricted stock unit award agreement to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.29+

Form of Employee restricted stock unit award agreement (2017) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.30+

Form of performance share award agreement (2017) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.31

Employee Matters Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date July 2, 2018).

10.32

Tax Matters Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-12933, filing date July 2, 2018).

10.33

Amended and Restated Transition Services Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-12933, filing date July 2, 2018).

10.34

Facilities Agreement, dated May 24, 2018, among Autoliv, Inc., Autoliv ASP, J.P. Morgan Securities PLC and Skandinaviska Enskilda Banken AB (publ), incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.35

Employment Agreement, dated November 20, 2015, between Autoliv, Inc. and Mats Backman, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 22, 2016).

10.36

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Mikael Bratt, incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.37

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Jennifer Cheng, incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.38

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Daniel Garceau, incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.39

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Michael A. Hague, incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.40

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Jordi Lombarte incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.41

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Bradley J. Murray, incorporated herein by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.42

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Anthony J.  Nellis, incorporated herein by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

Exhibit No.	Description

10.43

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Sherry Vasa, incorporated herein by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.44

Cooperation Agreement, dated March 1, 2019, between Autoliv, Inc. and Cevian Capital II GP Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 1, 2019).

10.45+

Form of Employee restricted stock unit grant agreement (2019) to be used under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2019).

10.46+

Form of Employee performance share grant agreement (2019) to be used under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2019).

10.47+

Addendum, dated April 24, 2019, to the International Assignment Agreement, dated March 21, 2018, between Autoliv, Inc. and Brad Murray, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 19, 2019).

10.48

SEK Facility Agreement dated June 24, 2019 between Autoliv, Inc., Autoliv ASP, Inc. and AB Svensk Exportkredit (Publ), incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 19, 2019).

10.49+

Supplement to Employment Agreement, dated June 20, 2019, between Autoliv, Inc. and Daniel Garceau, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 19, 2019).

10.50+

Mutual Separation Agreement, dated July 1, 2019, between Autoliv, Inc. and Mike Hague, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 19, 2019).

10.51+

Employment Agreement, dated July 14, 2016, between Autoliv, Inc. and Christian Hanke, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.52+

Employment Agreement, dated April 23, 2019, between Autoliv, Inc. and Frithjof Oldorff, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.53+

Employment Agreement, dated March 18, 2019, between Autoliv, Inc. and Christian Swahn, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.54+

Employment Agreement, dated February 15, 2019, between Autoliv, Inc. and Magnus Jarlegren, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.55

Form of Indemnification Agreement between Autoliv, Inc. and its directors and certain of its executive officers, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.56+*	Employment Agreement, dated November 26, 2019, between Autoliv, Inc. and Fredrik Westin.

10.57+*	Employment Agreement, dated January 23, 2020, between Autoliv, Inc. and Bradley Murray.

10.58+*	Employment Agreement, dated January 23, 2020, between Autoliv, Inc. and Svante Mogefors.

21*	Autoliv’s List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.	Description

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 21, 2020.

AUTOLIV, INC.
(Registrant)

By	/s/ Christian Hanke
Christian Hanke
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 21, 2020.

Title	Name

Chairman of the Board of Directors	/s/ Jan Carlson
Jan Carlson

Chief Executive Officer and President (Principal Executive Officer)	/s/ Mikael Bratt
and Director	Mikael Bratt

Interim Chief Financial Officer	/s/ Christian Hanke
(Principal Financial and Principal Accounting Officer)	Christian Hanke

Director	/s/ Hasse Johansson
Hasse Johansson

Director	/s/ Leif Johansson
Leif Johansson

Director	/s/ David E. Kepler
David E. Kepler

Director	/s/ Franz-Josef Kortüm
Franz-Josef Kortüm

Director	/s/ Min Liu
Min Liu

Director	/s/ Xiaozhi Liu
Xiaozhi Liu

Director	/s/ James M. Ringler
James M. Ringler

Director	/s/ Thaddeus Senko
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

Employees plus temporary personnel.

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