Form 10-Q
period 2020-03-31
AUTOLIV INC
filed 2020-04-24
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File No.: 001-12933

AUTOLIV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Klarabergsviadukten 70, Section B7
Box 70381,
Stockholm, Sweden	SE-107 24
(Address of principal executive offices)	(Zip Code)

+46 8 587 20 600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	ALV	New York Stock Exchange

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

Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 20, 2020, there were 87,315,660 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions; the impacts of the coronavirus (COVID-19) pandemic on the Company’s financial condition, business operations and liquidity; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment: restructuring and cost reduction and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the resolution of the Toyota Recall); higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended March 31
	2020	2019
Net sales	$1,845.8	$2,174.0
Cost of sales	(1,514.8)	(1,795.2)
Gross profit	331.0	378.8
Selling, general and administrative expenses	(93.5)	(101.4)
Research, development and engineering expenses, net	(102.6)	(107.4)
Amortization of intangibles	(2.7)	(2.8)
Other income (expense), net	2.1	6.0
Operating income	134.3	173.2
Income from equity method investment	0.3	1.0
Interest income	1.1	1.0
Interest expense	(16.3)	(18.0)
Other non-operating items, net	(8.1)	(3.6)
Income before income taxes	111.3	153.6
Income tax expense	(36.4)	(42.1)
Net income	74.9	111.5
Less: Net income attributable to non-controlling interest	0.1	0.1
Net income attributable to controlling interest	$74.8	$111.4

Earnings per share – basic 1)	$0.86	$1.28
Earnings per share – diluted 1)	$0.86	$1.27

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.3	87.2
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.4	87.4

Cash dividend per share – declared 2)	$0.62	$0.62
Cash dividend per share – paid	$0.62	$0.62

1)

Participating share awards with the right to receive dividend equivalents are (under the two-class method) excluded from the earnings per share calculation (see Note 11 to the unaudited condensed consolidated financial statements).

2)	On April 2, 2020, the Company announced it canceled its declared dividend for the second quarter of 2020 (see Note 14 to the unaudited condensed consolidated financial statements).

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended March 31
	2020	2019
Net income	$74.9	$111.5
Other comprehensive (loss) income before tax:
Change in cumulative translation adjustments	(101.8)	20.8
Net change in unrealized components of defined benefit plans	0.9	0.1
Other comprehensive (loss) income, before tax	(100.9)	20.9
Tax effect allocated to other comprehensive loss	(0.3)	(0.0)
Other comprehensive (loss) income, net of tax	(101.2)	20.9
Comprehensive (loss) income	(26.3)	132.4
Less: Comprehensive (loss) income attributable to non-controlling interest	(0.1)	0.4
Comprehensive (loss) income attributable to controlling interest	$(26.2)	$132.0

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$907.2	$444.7
Receivables, net	1,428.1	1,626.7
Inventories, net	771.6	740.9
Other current assets	200.1	189.8
Total current assets	3,307.0	3,002.1
Property, plant and equipment, net	1,749.5	1,815.7
Investments and other non-current assets	367.1	386.4
Operating lease right-of-use assets	148.5	156.8
Goodwill	1,382.4	1,387.9
Intangible assets, net	19.4	22.3
Total assets	$6,973.9	$6,771.2

Liabilities and equity
Short-term debt	$318.8	$368.1
Accounts payable	862.5	950.6
Accrued expenses	807.2	824.7
Operating lease liabilities - current	35.9	37.8
Other current liabilities	201.8	229.0
Total current liabilities	2,226.2	2,410.2
Long-term debt	2,209.4	1,726.1
Pension liability	231.8	240.2
Operating lease liabilities - non-current	113.4	119.4
Other non-current liabilities	149.0	152.9
Total non-current liabilities	2,703.6	2,238.6
Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	2,304.7	2,283.5
Accumulated other comprehensive loss	(549.9)	(448.9)
Treasury stock	(1,155.9)	(1,157.5)
Total controlling interest's equity	2,031.0	2,109.2
Non-controlling interest	13.1	13.2
Total equity	2,044.1	2,122.4
Total liabilities and equity	$6,973.9	$6,771.2

See Notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Three months ended March 31
	2020	2019
Operating activities
Net income	$74.9	$111.5
Adjustments (non-cash items) to reconcile net income to cash provided by operating activities:
Depreciation and amortization	88.8	90.1
EC antitrust, change in legal provision	—	(6.8)
Net change in:
Net change in operating assets and liabilities	(18.9)	(37.1)
Other, net	11.0	(4.0)
Net cash provided by operating activities	155.8	153.7

Investing activities
Expenditures for property, plant and equipment	(89.1)	(108.4)
Proceeds from sale of property, plant and equipment	0.9	0.4
Net cash used in investing activities	(88.2)	(108.0)

Financing activities
Net decrease in short-term debt	(26.9)	(173.1)
Increase of long-term debt	500.0	—
Dividends paid	(54.1)	(54.3)
Common stock options exercised	0.2	0.1
Net cash provided by (used in) financing activities	419.2	(227.3)
Effect of exchange rate changes on cash and cash equivalents	(24.3)	2.4
Increase (decrease) in cash and cash equivalents	462.5	(179.2)
Cash and cash equivalents at beginning of period	444.7	615.8
Cash and cash equivalents at end of period	$907.2	$436.6

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED)

(Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2019	$102.8	$1,329.3	$2,283.5	$(448.9)	$(1,157.5)	$2,109.2	$13.2	$2,122.4
Comprehensive Income:
Net income			74.8	—		74.8	0.1	74.9
Foreign currency translation adjustment			—	(101.6)		(101.6)	(0.2)	(101.8)
Pension liability			—	0.6		0.6	—	0.6
Total Comprehensive Income	—	—	74.8	(101.0)	—	(26.2)	(0.1)	(26.3)
Stock-based compensation			—	—	1.6	1.6	—	1.6
Cash dividends declared 1)			(53.6)	—		(53.6)	—	(53.6)
Balances at March 31, 2020	$102.8	$1,329.3	$2,304.7	$(549.9)	$(1,155.9)	$2,031.0	$13.1	$2,044.1

1)	On April 2, 2020, the Company announced it canceled its declared dividend for the second quarter of 2020 (see Note 14 to the unaudited condensed consolidated financial statements).

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2018	$102.8	$1,329.3	$2,041.8	$(423.2)	$(1,167.0)	$1,883.7	$13.1	$1,896.8
Comprehensive Income:
Net income			111.4	—		111.4	0.1	111.5
Foreign currency translation adjustment			—	20.5		20.5	0.3	20.8
Pension liability			—	0.1		0.1	—	0.1
Total Comprehensive Income	—	—	111.4	20.6	—	132.0	0.4	132.4
Stock-based compensation			—	—	1.6	1.6	—	1.6
Cash dividends declared			(54.3)	—		(54.3)	—	(54.3)
Distribution to Veoneer			(2.5)	—		(2.5)	—	(2.5)
Balances at March 31, 2019	$102.8	$1,329.3	$2,096.4	$(402.6)	$(1,165.4)	$1,960.5	$13.5	$1,974.0

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2020

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited financial statements and all adjustments considered necessary for a fair presentation have been included in the financial statements. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2020.

The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

The Company has one reportable segment, formerly its Passive Safety segment, which includes Autoliv’s airbag and seatbelt products and components. The operating results of the operating segment are regularly reviewed by the Company’s chief operating decision maker to assess the performance of the individual operating segment and make decisions about resources to be allocated to the operating segment.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.

2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held and enhanced disclosures. The Company’s financial assets in the scope of ASU 2016-13 mainly consists of short-term trade receivables. Historically, the Company’s actual credit losses have not been material. In addition to continuing to individually assess overdue customer balances for expected credit losses, the Company has implemented a new methodology that reflects the expected credit losses on receivables considering both historical experience as well as forward looking assumptions. The method calculates the expected credit loss for a group of customers by using the customer groups’ average short-term default rates based on officially published credit ratings and the Company’s historical experience. These default rates are considered the Company’s best estimate of the customer’s ability to pay. The Company will regularly reassess the customer group’s and the applied customer group’s default rates by using its best judgement when considering changes in customer’s credit ratings, customer’s historical payments and loss experience, current market and economic conditions and the Company’s expectations of future market and economic conditions. ASU 2016-13 was adopted prospectively by the Company on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. The amendments in ASU 2018-15 are effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those annual years. The amendments in ASU 2018-15 should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU 2018-15 prospectively as of January 1, 2020 and the impact to our financial statements will depend on the nature of our future cloud computing arrangements.

Accounting Standards Issued But Not Yet Adopted

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplify the accounting for income taxes. ASU 2019-12 is effective for public business entities for annual periods beginning after December 15, 2020, and early adoption is permitted. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of our pending adoption of ASU 2019-12 on the consolidated financial statements.

3. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and other current financial assets and liabilities approximate their fair value because of the short-term maturity of these instruments.

The Company uses derivative financial instruments (“derivatives”) as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest rates and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. All derivatives are recognized in the consolidated financial statements at fair value. For certain derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest rates and foreign exchange rates.

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

All the Company’s derivatives are classified as Level 2 financial instruments in the fair value hierarchy. Level 2 pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions). The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of March 31, 2020 and December 31, 2019 related to the operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at March 31, 2020 and December 31, 2019 were foreign exchange swaps.

For the three months period ended March 31, 2020 and March 31, 2019, the gains and losses recognized in other non-operating items, net were a loss of $8.5 million and a loss of $3.2 million, respectively, for derivative instruments not designated as hedging instruments.

For the three months period ended March 31, 2020 and March 31, 2019, the gains and losses recognized as interest expense were immaterial.

	March 31, 2020
			Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$661.0	1)	$3.3	2)	$7.7	3)
Total derivatives not designated as hedging instruments	$661.0		$3.3		$7.7

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $661.0 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $3.3 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $7.7 million.

	December 31, 2019
			Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$934.2	1)	$6.0	2)	$1.8	3)
Total derivatives not designated as hedging instruments	$934.2		$6.0		$1.8

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $860.6 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $5.8 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.6 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	March 31, 2020		December 31, 2019
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,589.0	$1,584.5	$1,597.5	$1,671.1
Loans	620.4	617.1	128.6	128.6
Total	$2,209.4	$2,201.6	$1,726.1	$1,799.7

Short-term debt
Commercial paper	$125.5	$125.5	$230.7	$230.7
Short-term portion of long-term debt	110.3	110.2	112.0	112.1
Overdrafts and other short-term debt	83.0	83.0	25.4	25.3
Total	$318.8	$318.7	$368.1	$368.1

1)	Debt as reported in balance sheet.

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

For the three month period ended March 31, 2020 and March 31, 2019, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate in the first quarter of 2020 was 32.7% compared to 27.4% in the same quarter of 2019. Discrete tax items, net in the first quarter of 2020 had an unfavorable impact of 0.5%. In the first quarter of 2019, discrete tax items, net had an unfavorable impact of 0.5%.

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

As of March 31, 2020, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the first three months of 2020, the Company recorded a net increase of $1.7 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $67.0 million recorded at March 31, 2020, $1.8 million is classified as current tax payable within Other current liabilities and $65.2 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (FIFO) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	March 31, 2020	December 31, 2019
Raw materials	$374.9	$366.3
Work in progress	271.6	257.4
Finished products	205.3	200.4
Inventories	851.8	824.1
Inventory valuation reserve	(80.2)	(83.2)
Total inventories, net of reserve	$771.6	$740.9

6. RESTRUCTURING

The provisions in the three months period ended March 31, 2020 of $1.7 million mainly relate to the structural efficiency program initiated in the second quarter of 2019 and is expected to be concluded in the second quarter of 2020. For the three months period ended March 31, 2020, cash payments of $4.4 million mainly relate to the structural efficiency program initiated in 2019.

As of March 31, 2020, approximately $48 million out of the $52.1 million total reserve balance can be attributed to the structural efficiency program. The remaining balance relates to older restructuring programs, primarily in Western Europe, which is expected to be settled in 2021.

The table below summarizes the change in the balance sheet position of the employee related restructuring reserves (dollars in millions). The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. Restructuring costs other than employee related costs are immaterial for all periods presented.

	Three months ended March 31
	2020	2019
Reserve at beginning of the period	$56.1	$33.4
Provision - charge	1.7	0.8
Provision - reversal	(0.1)	(0.1)
Cash payments	(4.4)	(5.1)
Translation difference	(1.2)	(0.5)
Reserve at end of the period	$52.1	$28.5

7. PRODUCT-RELATED LIABILITIES

The Company is exposed to product liability and warranty claims in the event that the Company’s products fail to perform as represented and such failure results, or is alleged to result, in bodily injury, and/or property damage or other loss. The Company has reserves for product risks. Such reserves are related to product performance issues, including recalls, product liability and warranty issues. For further explanation, see Note 9. Contingent Liabilities below.

For the three months period ended March 31, 2020 and March 31, 2019, provisions and cash paid primarily relate to recall and warranty related issues. The decrease in the reserve balance as of March 31, 2020 compared to the prior year was mainly due to cash payments.

Pursuant to the Spin-Off Agreements, Autoliv is also required to indemnify Veoneer for recalls related to certain qualified Electronics products. At March 31, 2020, the indemnification liabilities are approximately $7 million within Accrued expenses on the Condensed Consolidated Balance Sheets.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). Insurance receivables are included within Other current assets and Investments and other non-current assets on the Condensed Consolidated Balance Sheets.

	Three months ended March 31
	2020	2019
Reserve at beginning of the period	$72.1	$62.2
Change in reserve	2.4	2.9
Cash payments	(20.3)	(4.4)
Translation difference	(0.7)	(0.2)
Reserve at end of the period	$53.5	$60.5

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

	Three months ended March 31
	2020	2019
Service cost	$5.2	$4.5
Interest cost	4.8	5.2
Expected return on plan assets	(4.5)	(3.9)
Amortization of prior service cost	(0.4)	0.1
Amortization of actuarial loss	1.2	0.6
Net Periodic Benefit Cost	$6.3	$6.5

The Service cost and Amortization of prior service cost components in the table above are reported in Operating Income in the Consolidated Statements of Income. The remaining components - Interest cost, Expected return on plan assets and Amortization of actuarial loss - are reported as Other non-operating items, net in the Consolidated Statements of Income.

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

ANTITRUST MATTERS

Authorities in several jurisdictions have conducted broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations included, but are not limited to, the products that the Company sells. In addition to concluded matters, authorities of other countries with significant light vehicle manufacturing or sales may initiate similar investigations.

European Commission (“EC”) Investigations:

In June 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for an investigation of anti-competitive behavior among suppliers of occupant safety systems.

In November 2017, the EC concluded a discrete portion of its investigation, and in 2018 the Company paid a fine of €8.1 million (approximately $9.7 million) with respect to this portion of the EC’s overall investigation. while it continued the more significant portion of its investigation.

In March 2019, the EC completed the remaining portion of the investigation, and in 2019 the Company paid a fine of €179 million (approximately $203 million).

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

Intellectual Property: In its products, the Company utilizes technologies which may be subject to intellectual property rights of third parties. While the Company does seek to procure the necessary rights to utilize intellectual property rights associated with its products, it may fail to do so. Where the Company so fails, the Company may be exposed to material claims from the owners of such rights. Where the Company has sold products which infringe upon such rights, its customers may be entitled to be indemnified by the Company for the claims they suffer as a result thereof. Such claims could be material.

The table in Note 7. Product-Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities.

10. STOCK INCENTIVE PLAN

Eligible employees and non-employee directors of the Company participate in the Autoliv, Inc.1997 Stock Incentive Plan, as amended and received Autoliv stock-based awards which include stock options (SOs), restricted stock units (RSUs) and performance shares (PSs).

The Company recorded approximately $1.7 million of stock-based compensation expense related to RSUs and PSs for the three months period ended March 31, 2020. During the three months period ended March 31, 2019, the Company recorded $1.1 million of stock-based compensation expense in operations related to RSUs and PSs.

11. EARNINGS PER SHARE

For the three months period ended March 31, 2020 and March 31, 2019, approximately 116 thousand and 54 thousand shares, respectively, were excluded from the computation of the diluted EPS, since the inclusion of these awards would be antidilutive.

During the three months period ended March 31, 2020 and March 31, 2019 approximately 70 thousand and 77 thousand shares of common stock from the treasury stock, respectively, were utilized by the Plan.

The computation of basic and diluted EPS under the two-class method were as follows:

(In millions, except per share amounts)	Three months ended March 31
	2020	2019
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$74.8	$111.4
Participating share awards with dividend equivalent rights	0.0	0.0
Net income applicable to common shareholders	74.8	111.4
Earnings allocated to participating share awards1)	0.0	0.0
Net income attributable to common shareholders	$74.8	$111.4
Denominator: 1)
Basic: Weighted average common stock	87.3	87.2
Add: Weighted average stock options/share awards	0.1	0.2
Diluted:	87.4	87.4

Basic EPS	$0.86	$1.28

Diluted EPS	$0.86	$1.27

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

12. RELATED PARTY TRANSACTIONS

The Company purchases finished goods from Veoneer. For the three months period ended March 31, 2020 and March 31, 2019, related party purchases from Veoneer amounted to $18 million and $18 million, respectively.

Amounts due to and due from related party as of March 31, 2020 and December 31, 2019 were as follows:

	As of
Related party (Dollars in millions)	March 31, 2020	December 31, 2019
Related party receivables1)	$1.5	$2.8
Related party payables2)	15.1	9.7
Related party accrued expenses3)	6.9	7.7

1) Included in Receivables, net in the Condensed Consolidated Balance Sheet.
2) Included in Accounts payable in the Condensed Consolidated Balance Sheet.
3) Included in Accrued expenses in the Condensed Consolidated Balance Sheet.

13. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three months period March 31, 2020 and March 31, 2019 were as follows.

	Three months ended March 31
Net Sales by Products (Dollars in millions)	2020	2019
Airbag Products and Other1)	$1,202.2	$1,447.7
Seatbelt Products1)	643.6	726.3
Total net sales	$1,845.8	$2,174.0
1) Including Corporate and other sales.

	Three months ended March 31
Net Sales by Region (Dollars in millions)	2020	2019
Americas	672.2	743.1
Europe	576.4	680.2
Japan	203.0	208.1
China	197.5	330.4
Rest of Asia	196.7	212.2
Total net sales	$1,845.8	$2,174.0

Contract balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets on the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three months period ended March 31, 2020 and March 31, 2019 were not material.

14. SUBSEQUENT EVENTS

The following non-adjusting subsequent events arose after March 31, 2020 as part of the Company’s response to the auto industry downturn caused by the COVID-19 pandemic.

The Company announced on April 2, 2020 that the dividend declared on February 20, 2020 (scheduled for payment on June 4, 2020) was cancelled.  The accrued dividend in the March 31, 2020 balance sheet of $54 million (as other current liabilities) has been released to retained earnings on April 2, 2020. This resulted in an increase in equity of $54 million and a decrease in other current liabilities of $54 million on April 2, 2020.

The Company announced on April 2, 2020 that it had drawn down $600 million of cash on its existing credit line. This resulted in an increase in cash and cash equivalents and short-term debt of $600 million on April 2, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the United States Securities and Exchange Commission (the “SEC”) on February 21, 2020. Unless otherwise noted, all dollar amounts are in millions.

Autoliv, Inc. (“Autoliv” or the “Company”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. The Company functions as a holding corporation and owns two principal operating subsidiaries, Autoliv AB and Autoliv ASP, Inc.

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

EXECUTIVE OVERVIEW

The Company achieved a strong first quarter despite the sharp decline in light vehicle production, and is satisfied with its sales outperformance, margins and especially the strong cash flow and cash conversion. The task force the Company set up to manage the situation in China was expanded to global scale and the Company acted promptly with timely cost reduction actions to offset much of the headwinds from weak LVP.

The current situation is more challenging than in the first quarter, as customer closures are now affecting most of the Company’s operations, for an unknown period of time, compared to a more limited scope in the first quarter. The Company has withdrawn its full year 2020 indication until the effects of the COVID-19 pandemic can be better assessed.

The Company has undertaken a number of actions to manage the evolving situation, including adjusting production and work week hours, reducing or suspending investments and spending that are not critical for daily operations. The Company has also accelerated cost saving initiatives, furloughed personnel, often in government supported programs, and reduced compensation for executive officers and board members.

Furthermore, the Company has intensified working capital control through strict inventory control, careful monitoring of receivables and close collaboration with our suppliers. In addition, the Company has strengthened its liquidity position as it cancelled the second quarter dividend, suspended future dividends and drawn fully on its revolving credit facility.

The Company is ensuring it has an adequate cost structure that supports its profitability targets, regardless of what level of LVP that will be the new normal, post COVID-19 pandemic.

The strategic initiatives and structural improvement projects the Company outlined at its 2019 Capital Markets Day remain key priorities, although some projects may be delayed by a few quarters.

While managing a sharp LVP decline in most regions, the Company is also preparing to restart and ramp up. The Company is coordinating with its customers and suppliers to make the necessary preparations. The health and safety of the Company’s employees remain its top priorities and the Company is upgrading protective measures and equipment as part of the Company’s preparations.

The Company has seen significant recovery in demand and production in China since restarting in mid-February and all of the Company’s plants in China are now operating at normal levels.

While preparing for the worst and hoping for the best, the Company remains focused on quality and safety.

Financial highlights in the first quarter of 2020

$1,846m net sales

13% organic sales decline (Non-U.S. GAAP measure, see reconciliation table below)

7.3% operating margin

$0.86 EPS - a decrease of 32%

Key business developments in the first quarter of 2020

•

Organic sales decline (Non-U.S. GAAP measure) was 11pp better than global light vehicle production, with all regions outperforming LVP. Order intake share remained high and supportive of prolonged sales outperformance.

•

Gross margin and adjusted operating margin (Non-U.S. GAAP measure) were on similar levels as last year despite the global LVP decline, supported by no costs related to social unrest in Matamoros, Mexico, in 2020, cost reductions in R,D&E, S,G&A, production overhead and raw materials. Cash from operating activities and Cash from operating activities less Capital expenditures, net. were above Q1, 2019 levels.

•

Securing a strong liquidity position by drawing down on our Revolving Credit Facility. Liquidity further supported by reducing or suspending non-critical expenses and investments and by cancelling the dividend after the quarter closed.

COVID-19 Pandemic Related Business Update

The COVID-19 pandemic has upended the automotive industry and customer projects for 2020. Autoliv is navigating the same challenges as other companies are facing in managing and forecasting the overall impact the pandemic will have on the automotive industry this year. In this environment, on April 2, 2020, the Company withdrew its previously issued 2020 guidance until the effects of the pandemic can be better assessed.

First quarter 2020

The COVID-19 pandemic in the first quarter had a substantial impact on our operations, particularly China, where our customer’s plants were closed for several weeks in February and operated at low levels in March. In Europe, and North America, sales declined substantially in the second half of March as the pandemic led to customer plant closures. Global light vehicle production (LVP) declined by 24% in the first quarter 2020 compared to Q1 2019 according to IHS, with LVP declining by almost 50% in China, by around 20% in Europe, and by 11% in North America. Although our organic sales (Non-U.S. GAAP measure) outperformed the LVP decline by 11pp, the 24% decline in global LVP had a significant impact on our sales and profitability in Q1 2020.

Liquidity and management actions to manage the challenging months ahead

•	Cancelling the dividend scheduled for June 4, 2020 and suspending future dividends, although the Board of Directors will review such suspension on a quarterly basis.
•

Drawing down $1.1 billion of cash on our existing Revolving Credit Facility, creating a cash balance of approximately $1.5 billion on April 2, 2020, which gives a healthy liquidity position as debt maturities are $318m in 2020 and $275m in 2021.

•	Executives voluntarily reducing their base salaries by 20% for Q2 2020 and non-employee board members reducing their cash compensation by 20% for Q2 2020.
•	Reducing or suspending capital expenditures with the ambition to reduce spending as is needed and possible depending on market volumes and our customers’ launch activities.
•	Strict inventory control, close monitoring of receivables and close collaboration with suppliers.
•

Adjusting production and work week hours to a lower demand, reducing or suspending discretionary spending that is not critical for daily operations and accelerated cost saving initiatives and furloughed personnel, many in government supported programs.

Second quarter 2020

The situation is currently more challenging than it was in Q1, as customer closures are now affecting the majority of our operations, for an uncertain period of time, compared to a more limited scope in the first quarter. With a higher safety content per vehicle in North America and Europe, the regional mix will have a negative impact on sales in Q2. It is currently not possible to estimate the market in Q2 with a reasonable degree of certainty. However, IHS outlook dated April 16, indicates a Q2 global LVP decline of 45%. A decline of such magnitude, should it come true, would have a significant impact on our sales and we do not expect to be able to fully offset the lower sales with cost reduction activities while also planning for production restarts. We therefore expect the LVP decline in Q2 to have a more substantial impact on our profitability and cash flow than the decline in Q1.

Next step

While we continue to focus on further cost reduction actions, we are planning and preparing to restart and ramp up production in close coordination with our customers and suppliers. Although the situation remains fluid and visibility is limited, below is a summary of our current view of our three most important regions.

China: OEMs are gradually returning to previous production levels, and the China Passenger Car Association reported that retail sales were 14% above last year’s level in the second week of April. However, the situation remains fluid, and we expect OEMs will be adjusting production according to inventory levels and demand. Additionally, production disruptions in other regions, which supply components to automakers in China, may slow down the recovery in China.

Europe: A number of European automotive plants have recently restarted or are preparing to restart production after more than a month of coronavirus-related shutdowns. The production rate will likely be volatile, with reduced shifts to adapt to uncertain demand development and component availability.

North America: In the US and Canada, most OEMs plan to resume production by early May. There is significant uncertainty around the return dates for their plants in Mexico, due to the stay-at-home measures in Mexico.

We are deeply focused on the safety of our employees, customers and suppliers when re-starting. We have therefore developed a Smart Start Playbook that outlines processes to raise awareness of new health protocols and to support execution in a challenging situation. This includes recommendations based on guidelines from the World Health Organization and lessons-learned from our recent ramp-up in China. We will provide personal protection equipment, such as masks and visors, and redesign some production environments, such as setting up protective screens.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended
	or as of March 31
	2020	2019
Total parent shareholders’ equity per share	$23.26	$22.48
Capital employed 1)	3,674	3,581
Net debt 2)	1,630	1,607

Operating working capital 2)	551	633
Operating working capital relative to sales, % 10)	6.7	7.4

Gross margin, % 3)	17.9	17.4
Operating margin, % 4)	7.3	8.0

Return on total equity, % 5)	14.4	23.0
Return on capital employed, % 6)	14.5	19.6

Headcount at period-end 7)	65,500	66,900

Days receivables outstanding 8)	71	74
Days inventory outstanding 9)	42	35

1)	Total equity and net debt.
2)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”.
3)	Gross profit relative to sales.
4)	Operating income relative to sales.
5)	Net income relative to average total equity.
6)	Operating income and income from equity method investments, relative to average capital employed.
7)	Employees plus temporary, hourly personnel.
8)	Outstanding receivables relative to average daily sales.
9)	Outstanding inventory relative to average daily sales.
[1]0)	Latest 12 months of net sales. For 2019 excluding EC antitrust non-cash provision.

THREE MONTHS ENDED MARCH 31, 2020 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2019

Consolidated Sales

	First quarter			Components of change in net sales
	2020	2019	Reported change	Currency effects 1)	Organic 3)
Airbags and other 2)	$1,202.2	$1,447.7	(17.0)%	(1.9)%	(15.1)%
Seatbelts 2)	643.6	726.3	(11.4)%	(2.6)%	(8.8)%
Total	$1,845.8	$2,174.0	(15.1)%	(2.1)%	(13.0)%

Asia	$597.2	$750.7	(20.4)%	(1.9)%	(18.5)%
Whereof: China	197.5	330.4	(40.2)%	(3.3)%	(36.9)%
Japan	203.0	208.1	(2.5)%	1.1%	(3.6)%
Rest of Asia	196.7	212.2	(7.3)%	(2.8)%	(4.5)%
Americas	672.2	743.1	(9.5)%	(1.3)%	(8.2)%
Europe	576.4	680.2	(15.3)%	(3.0)%	(12.3)%
Total	$1,845.8	$2,174.0	(15.1)%	(2.1)%	(13.0)%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.
3)	Non-U.S. GAAP measure

Sales by Product

Airbags

Airbag sales organic decline (Non-U.S. GAAP measure) was across all main product categories except knee airbags which grew organically by 7%. The main decline drivers were inflatable curtains, steering wheels, inflators and driver airbags.

Seatbelts

Seatbelt sales organic decline (Non-U.S. GAAP measure) was mainly driven by China and Europe and to some degree in India, partly offset by growth in Japan and North America.

Sales by Region

The global organic sales decline (Non-U.S. GAAP measure) of 13% was around 11pp better than the LVP decline of around 24% according to IHS. The overall sales decline was driven by China, followed by Europe and North America. The only areas with organic growth were ASEAN and South America. Our change in sales outperformed LVP organically in all regions - by more than 12pp in China, by 8pp in Europe, by around 2pp in North America and by more than 4pp in Japan. In South America, we grew organically by 7%, outperforming LVP by 24pp, while we outperformed LVP organically by almost 14pp in Rest of Asia.

Q1 2020 Organic growth1)	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	(8.2)%	(12.3)%	(36.9)%	(3.6)%	(4.5)%	(13.0)%
Main growth drivers	Tesla, Subaru	PSA	BYD, GM	Honda, Suzuki, Subaru	Mitsubishi, GM, Nissan	Tesla, Subaru, Suzuki, BYD, PSA
Main decline drivers	Inflators, Honda, FCA, Ford	Daimler, VW, Renault, Ford	VW, Great Wall, Nissan, Honda, Geely, Hyundai/Kia	Mitsubishi, Toyota, Mazda, Inflators	Hyundai/Kia, Toyota, Isuza, Mahindra	Daimler, VW, Honda, Inflators, Hyundai/Kia, Great Wall, Ford

1)	Non-U.S. GAAP measure.

Light Vehicle Production Development

Change vs. same quarter last year

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	(12.0)%	(20.5)%	(49.3)%	(7.9)%	(18.0)%	(24.4)%
1) Source: IHS April 16, 2020.

Earnings

	Three months ended March 31
(Dollars in millions, except per share data)	2020	2019	Change
Net Sales	$1,845.8	$2,174.0	(15.1)%
Gross profit	331.0	378.8	(12.6)%
% of sales	17.9%	17.4%	0.5	pp
S, G&A	(93.5)	(101.4)	(7.8)%
% of sales	(5.1)%	(4.7)%	0.4	pp
R, D&E, net	(102.6)	(107.4)	(4.5)%
% of sales	(5.6)%	(4.9)%	0.7	pp
Other income (expense), net	2.1	6.0	(65.0)%
Operating income	134.3	173.2	(22.5)%
% of sales	7.3%	8.0%	0.7	pp
Adjusted operating income1)	135.9	166.4	(18.3)%
% of sales	7.4%	7.7%	(0.3	)pp
Financial and non-operating items, net	(23.0)	(19.6)	17.3%
Income before taxes	111.3	153.6	(27.5)%
Tax rate	32.7%	27.4%	5.3	pp
Net income	74.9	111.5	(32.8)%
Earnings per share, diluted2)	0.86	1.27	32.3%
Adjusted earnings per share, diluted1),2)	0.88	1.20	(26.7)%

1)	Non-U.S. GAAP measure, excluding costs for capacity alignment and antitrust related matters.
2)	Assuming dilution and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

First quarter 2020 development

Gross profit decreased by $48 million and the gross margin increased by 0.5pp compared to the same quarter 2019. The gross margin improved despite lower sales and lower utilization of our assets from the decline in LVP, as it was positively impacted by the absence of costs related to the social unrest in Mexico in 2020, savings from indirect and direct workforce adjustments, lower raw material costs and positive currency effects. Although gross margin improved, the lower sales led to a decline in gross profit.

S,G&A declined by $8 million compared to the prior year, mainly due to positive year over year effects from changes in currency exchange rates, legal fees and personnel costs.

R,D&E, net declined by $5 million compared to the prior year, mainly due to positive year over year effects from lower personnel costs and changes in currency exchange rates, partly offset by lower engineering income.

Other income (expense), net declined by $4 million compared to a year earlier, mainly due to that first quarter 2019 was positively impacted by $6.8 million in release of EC antitrust provision.

Operating income decreased by $39 million compared to the same period in 2019, as a consequence of the lower gross profit and other income (expense), net being partly offset by lower costs for S,G&A and R,D&E, net.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) decreased by around $30 million compared to the prior year, mainly due to lower gross profit partly offset by lower S,G&A and R,D&E, net.

Financial and non-operating items, net was $3 million higher costs than a year earlier, mainly due to losses on exchange rate fluctuations in the first quarter 2020.

Income before taxes decreased by $42 million compared to the prior year, mainly due to the lower operating income.

Tax rate of 32.7% was 5.3pp higher than in the same quarter last year primarily due to unfavorable country mix.

Earnings per share, diluted decreased by 41 cents compared to a year earlier, where the main drivers were 53 cents from lower operating income and 5 cents from higher financial and non-operating items, partly offset by 16 cents from lower overall tax.

LIQUIDITY AND SOURCES OF CAPITAL

First quarter 2020 development

Operating working capital (Non-U.S. GAAP measure, see reconciliation table below) was 6.7% of sales compared to 7.4% of sales a year earlier, mainly due to lower accounts receivable. The Company targets that operating working capital in relation to the last 12-month sales should not exceed 10%.

Cash from operating activities was $156 million compared to $154 million a year earlier, as the lower net income was more than offset by positive effect from deferred income taxes and favorable impact from net changes in operating assets and liabilities.

Capital expenditure, net of $88 million was $20 million lower than a year earlier, reflecting the ambition to limit capital investments. Capital expenditure, net in relation to sales was 4.8% vs. 5.0% a year earlier.

Cash from operating activities less cash used in investing activities amounted to $68 million compared to $46 million a year earlier. The increase of $22 million was mainly due to the lower capital expenditure, net.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) amounted to $1,630 million as of March 31, 2020, which was $22 million higher than a year earlier and $20 million lower compared to December 31, 2019.

Liquidity position. At March 31, 2020 our cash balance was around $0.9 billion and was around $1.5 billion after drawing fully on our Revolving Credit Facility on April 2, 2020. Debt maturing in 2020 is around $318 million, with another $275 million maturing in 2021.

Leverage ratio (Non-U.S. GAAP measure, see reconciliation table below) Autoliv’s policy is to maintain a leverage ratio commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (Non-U.S. GAAP measure) adjusted for pension liabilities in relation to adjusted EBITDA (Non-U.S. GAAP measure, see calculation below). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of March 31, 2020, the Company had a leverage ratio of 1.7x, compared to 1.6x at March 31, 2019. The increase is due to a lower adjusted EBITDA in the current period compared to a year earlier. Compared to December 31, 2019, the leverage ratio is unchanged.

Total equity increased by $70 million compared to March 31, 2019 mainly due to $425 million in net income partly offset by $217 million in dividends, $120 million from changes in exchange rates and $27 million from pension liability adjustments. As the Company canceled the previously announced second quarter dividend in April 2020, $54 million has been reclassified back to total equity in April 2020

Non-U.S. GAAP measures

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted EPS”

(Dollars in millions, except per share data)

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$134.3	$1.6	$135.9	$173.2	$(6.8)	$166.4
Operating margin, %	7.3	0.1	7.4	8.0	(0.3)	7.7
EPS, diluted	0.86	0.02	0.88	1.27	(0.07)	1.20

1)	Including costs for capacity alignment and antitrust related matters.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three months ended March 31, 2020		Three months ended March 31, 2019
	Millions	Per share	Millions	Per share
Capacity alignment	$1.6	$0.02	$(0.1)	$(0.00)
Antitrust related matters	0.0	0.00	(6.7)	(0.07)
Total adjustments to operating income	1.6	0.02	$(6.8)	(0.07)
Tax on non-U.S. GAAP adjustments1)	0.0	0.00	0.0	0.00
Total adjustments to net income	$1.6	$0.02	$(6.8)	$(0.07)

1)	The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

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

Reconciliation of U.S. GAAP financial measure to “Operating working capital”

(Dollars in millions)

	March 31, 2020	March 31, 2019	December 31, 2019
Total current assets	$3,307.0	$3,111.1	$3,002.1
Total current liabilities 1)	(2,226.2)	(2,535.3)	(2,410.2)
Working capital	1,080.8	575.8	591.9
Cash and cash equivalents	(907.2)	(436.6)	(444.7)
Short-term debt	318.8	437.6	368.1
Derivative (asset) and liability, current	4.4	2.4	(4.2)
Dividends payable 2)	54.1	54.0	54.1
Operating working capital	$550.9	$633.2	$565.2

1) March 31, 2019 excluding the EC antitrust accrual.

2) As of April 2, 2020, the dividend payable in Mar 31, 2020 has been cancelled.

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	March 31, 2020	March 31, 2019	December 31, 2019
Short-term debt	$318.8	$437.6	$368.1
Long-term debt	2,209.4	1,598.1	1,726.1
Total debt	2,528.2	2,035.7	2,094.2
Cash and cash equivalents	(907.2)	(436.6)	(444.7)
Debt issuance cost/Debt-related derivatives, net	8.5	8.1	0.3
Net debt	$1,629.5	$1,607.2	$1,649.8

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

Calculation of “Leverage ratio”

(Dollars in millions)

	March 31, 2020	March 31, 2019	December 31, 2019
Net debt1)	$1,629.5	$1,607.2	$1,649.8
Pension liabilities	231.8	200.4	240.2
Debt per the Policy	1,861.3	1,807.6	1,890.0

Net income2)	426.2	172.8	462.8
Less; Net loss from discontinued operations2)	–	157.1	–
Net income continuing operations2)	426.2	329.9	462.8
Income taxes 2)	179.9	207.2	185.6
Interest expense, net2,3)	64.1	64.3	65.9
Depreciation and amortization of intangibles2)	349.3	350.1	350.6
Antitrust related matters, capacity alignment and separation costs2, 4)	57.0	205.7	48.6
EBITDA per the Policy	$1,076.5	$1,157.2	$1,113.5
Leverage ratio	1.7	1.6	1.7

1)	Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.
4)	March 31, 2019 only including antitrust related matters.

Headcount

	March 31, 2020	March 31, 2019	December 31, 2019
Headcount	65,500	66,900	65,200
Whereof:
Direct workers in manufacturing	71%	71%	71%
Best cost countries	81%	80%	81%
Temporary personnel	8%	12%	10%

Compared to December 31, 2019, total headcount (permanent employees and temporary personnel) increased by approximately 300. The increase in the quarter is driven by an increase in direct workforce while the indirect workforce is unchanged. Our operations in China are currently operating at normal levels while OEM plant closures in other regions, notably Europe and North America, were initiated mid-March and those effects are not reflected in our headcount as of March 31, 2020. Our initial responses to manage the demand declines in Europe and Americas involve mainly furloughing employees and shorter work weeks which impacts wage and salary costs but not the overall headcount. Compared to a year ago, total headcount decreased by 1,400, with close to 70% of the reduction being in the direct workforce.

Outlook 2020

No full year 2020 indications will be provided until effects of COVID-19 pandemic can be better assessed.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.

OTHER RECENT EVENTS

Key launches in the First Quarter of 2020

Below are some of the key models which were launched in the first quarter of 2020.

Toyota Yaris: Side airbags, Head/Inflatable Curtain airbags and Seatbelts.

Suzuki Hustler: Steering Wheel, Driver/Passenger airbags, Side airbags, Head/Inflatable Curtain airbags and Seatbelts.

Audi A3: Steering Wheel, Driver/Passenger airbags, Front Center Airbag and Seatbelts.

Genesis GV80: Driver/Passenger airbags, Knee Airbag, Side airbags, Head/Inflatable Curtain airbags and Front Center Airbag.

Lynk & Co 05: Steering Wheel, Driver/Passenger airbags, Side airbags, Head/Inflatable Curtain airbags and Seatbelts.

Tesla Model Y: Driver/Passenger airbags, Knee Airbag, Side airbags, Head/Inflatable Curtain airbags and Seatbelts.

Genesis G80: Steering Wheel, Driver/Passenger airbags, Knee Airbag, Side airbags, Head/Inflatable Curtain airbags and Front Center Airbag.

Cadillac CT4: Steering Wheel, Driver/Passenger airbags, Side airbags, Head/Inflatable Curtain airbags and Seatbelts.

Polestar 2: Driver/Passenger airbags, Knee Airbag, Side airbags and Head/Inflatable Curtain airbags.

Other Items

•

On January 31, 2020, Autoliv announced the first unique crash test with a concept airbag for e-scooters. Initial results indicate the e-scooter airbag reduces injuries to an e-scooter rider's head and chest. This is the next step in a focused and continued effort to provide safety solutions within the area of micromobility.

•

On February 18, 2020, Autoliv announced it released a series of recommendations to improve road safety in India. The recommendations were developed in cooperation with the Indian government, local authorities and stakeholders.

•

On February 25, 2020, Autoliv announced it joined Together for Safer Roads (TSR), a coalition of leading private sector companies dedicated to preventing traffic crashes, injuries and deaths on roadways around the world. Specifically, Autoliv will be an integral member of the coalition's Global Leadership Council for Fleet Safety, a TSR program that uses peer-to-peer knowledge-sharing to help smaller fleet operators create safety cultures and reduce risk.

•

On February 28, 2020, Autoliv announced that Dan Garceau had notified the company that he is resigning as President of Autoliv Americas to pursue another position outside the company. Mr. Garceau has been the President of Autoliv Americas since September 2014. His resignation will be effective no later than August 10, 2020. The company initiated a search for Mr. Garceau's replacement who will be announced at a later date.

•	On March 19, 2020, Autoliv announced measures to mitigate the effects of the COVID-19 pandemic and that it drew down $500 million from its revolving credit facility.
•

On April 2, 2020, Autoliv announced withdrawal of its 2020 guidance until COVID-19 pandemic effects can be better assessed, the draw down of the remaining $600 million from its revolving credit facility and the cancellation of its dividend.

•

The Company set May 7, 2020 as the date for its 2020 annual meeting of stockholders. The meeting will be a virtual meeting. Only the stockholders of record at the close of business on March 11, 2020 will be entitled to be present and vote at the meeting.

Next Report

Autoliv intends to publish the quarterly earnings report for the second quarter of 2020 on Friday, July 17, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.

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

ITEM 1A. RISK FACTORS

Except for below, as of March 31, 2020, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.

We face risks related to the novel coronavirus (COVID-19) pandemic that could adversely affect our business and financial performance

The COVID-19 pandemic has created significant volatility in the global economy and led to significant reduced economic activity and employment and has disrupted, and may continue to disrupt, the global automotive industry and customer sales, production volumes and purchases of light vehicles by end-consumers.  The spread of COVID-19 has created a disruption in the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers. Global light vehicle production has decreased significantly and some vehicle manufacturers have completely shutdown manufacturing operations in some countries and regions, including the United States and Europe. As a result, we have modified our production schedules and have experienced, and may continue to experience, delays in the production and distribution of our products and the loss of sales to our customers.  When production resumes by us and our customers, production volumes may be volatile and we will likely need to modify our production environment to ensure the health and safety of our workers.  If we are unsuccessful in managing the re-start of our production, our results of operations may be materially impacted.  Additionally, If the global economic effects caused by the pandemic continue or increase, overall customer demand may continue to decrease, which could have a material and adverse effect on our business, results of operation, and financial condition. In addition, if a significant portion of our workforce or our customers’ workforce are affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures would halt or delay production.  The full extent of the effect of the pandemic on us, our customers, our supply chain and our business cannot be assessed at this time although we expect our full year 2020 results of operations to be adversely affected. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected. In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended March 31, 2020, the Company made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000. Under the existing authorization, 2,986,288 shares may be repurchased. The stock repurchase program does not have an expiration date.

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

4.10*	Base Listing Particulars Agreement, dated February 21, 2020, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

4.11*	Amended and Restated Programme Agreement, dated February 21, 2020, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

4.12*	Amended and Restated Agency Agreement, dated February 21, 2020, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

10.1+

Employment Agreement, dated November 26, 2019 and effective as of March 1, 2020, between Autoliv, Inc. and Fredrik Westin, incorporated herein by reference to Exhibit 10.56 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 21, 2020)

10.2+

Employment Agreement, dated January 23, 2020, between Autoliv, Inc. and Bradley Murray, incorporated herein by reference to Exhibit 10.57 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 21, 2020).

10.3+

Employment Agreement, dated January 23, 2020, between Autoliv, Inc. and Svante Mogefors, incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 21, 2020).

10.4+*	Form of Employee 2020 restricted stock units grant agreement promised under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated.

Exhibit No.	Description

10.5+*	Form of Employee 2020 performance share units grant agreement promised under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2020

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)