Form 10-Q
period 2020-06-30
AUTOLIV INC
filed 2020-07-17
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 10, 2020, there were 87,331,791 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions; the impacts of the coronavirus (COVID-19) pandemic on the Company’s financial condition, business operations, operating costs, liquidity and competition; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment: restructuring and cost reduction and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto (including the resolution of the Toyota Recall); higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Net sales	$1,047.6	$2,154.7	$2,893.4	$4,328.7
Cost of sales	(1,033.2)	(1,755.0)	(2,548.0)	(3,550.2)
Gross profit	14.4	399.7	345.4	778.5
Selling, general and administrative expenses	(98.5)	(101.1)	(192.0)	(202.5)
Research, development and engineering expenses, net	(88.0)	(117.0)	(190.6)	(224.4)
Amortization of intangibles	(2.4)	(2.9)	(5.1)	(5.7)
Other income (expense), net	(59.0)	(9.2)	(56.9)	(3.2)
Operating (loss) income	(233.5)	169.5	(99.2)	342.7
Income from equity method investment	0.0	0.2	0.3	1.2
Interest income	1.4	1.0	2.6	2.0
Interest expense	(15.8)	(17.5)	(32.1)	(35.5)
Other non-operating items, net	1.3	(2.4)	(6.8)	(6.0)
(Loss) income before income taxes	(246.6)	150.8	(135.2)	304.4
Income tax benefit (expense)	72.3	(41.4)	35.8	(83.5)
Net (loss) income	(174.3)	109.4	(99.4)	220.9
Less: Net income attributable to non-controlling interest	0.4	0.3	0.5	0.4
Net (loss) income attributable to controlling interest	$(174.7)	$109.1	$(99.9)	$220.5

Net (loss) earnings per share – basic 1)	$(2.00)	$1.25	$(1.14)	$2.53
Net (loss) earnings per share – diluted 1)	$(2.00)	$1.25	$(1.14)	$2.52

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.3	87.2	87.3	87.2
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.3	87.3	87.3	87.4

Cash dividend per share – declared 2)	$0.00	$0.62	$0.00	$1.24
Cash dividend per share – paid	$0.00	$0.62	$0.62	$1.24

1)

Participating share awards with the right to receive dividend equivalents are (under the two-class method) excluded from the earnings per share calculation (see Note 11 to the unaudited condensed consolidated financial statements).

2)	On February 20, the Company declared a dividend of $0.62 per share for the second quarter of 2020. On April 2, 2020, the Company canceled its declared dividend for the second quarter of 2020.

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Net (loss) income	$(174.3)	$109.4	$(99.4)	$220.9
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	26.6	6.1	(75.2)	26.9
Net change in unrealized components of defined benefit plans	3.1	0.0	4.0	0.1
Other comprehensive income (loss), before tax	29.7	6.1	(71.2)	27.0
Tax effect allocated to other comprehensive loss	(0.9)	0.0	(1.2)	0.0
Other comprehensive income (loss), net of tax	28.8	6.1	(72.4)	27.0
Comprehensive (loss) income	(145.5)	115.5	(171.8)	247.9
Less: Comprehensive income attributable to non-controlling interest	0.4	0.1	0.3	0.5
Comprehensive (loss) income attributable to controlling interest	$(145.9)	$115.4	$(172.1)	$247.4

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,223.2	$444.7
Receivables, net	1,179.5	1,626.7
Inventories, net	757.8	740.9
Other current assets	222.4	189.8
Total current assets	3,382.9	3,002.1
Property, plant and equipment, net	1,753.1	1,815.7
Investments and other non-current assets	486.3	386.4
Operating lease right-of-use assets	150.0	156.8
Goodwill	1,385.0	1,387.9
Intangible assets, net	17.2	22.3
Total assets	$7,174.5	$6,771.2

Liabilities and equity
Short-term debt	$492.9	$368.1
Accounts payable	615.7	950.6
Accrued expenses	848.0	824.7
Operating lease liabilities - current	36.7	37.8
Other current liabilities	158.7	229.0
Total current liabilities	2,152.0	2,410.2
Long-term debt	2,567.0	1,726.1
Pension liability	235.7	240.2
Operating lease liabilities - non-current	114.4	119.4
Other non-current liabilities	150.4	152.9
Total non-current liabilities	3,067.5	2,238.6
Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	2,184.2	2,283.5
Accumulated other comprehensive loss	(521.1)	(448.9)
Treasury stock	(1,153.7)	(1,157.5)
Total controlling interest's equity	1,941.5	2,109.2
Non-controlling interest	13.5	13.2
Total equity	1,955.0	2,122.4
Total liabilities and equity	$7,174.5	$6,771.2

See Notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six months ended June 30
	2020	2019
Operating activities
Net (loss) income	$(99.4)	$220.9
Adjustments, non-cash items, to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	175.3	176.0
Deferred income taxes	(101.3)	(3.8)
Other non-cash items, net	(0.3)	1.2
Increase (decrease) in operating capital:
EC antitrust payment	—	(203.0)
Net change in operating assets and liabilities	25.4	(54.2)
Other, net	28.1	(4.0)
Net cash provided by operating activities	27.8	133.1

Investing activities
Expenditures for property, plant and equipment	(153.7)	(236.8)
Proceeds from sale of property, plant and equipment	1.6	1.0
Net cash used in investing activities	(152.1)	(235.8)

Financing activities
Net decrease in short-term debt	(142.0)	(250.8)
Increase of long-term debt	1,720.1	245.2
Repayment of long-term debt	(629.5)	—
Dividends paid	(54.1)	(108.5)
Common stock options exercised	0.2	0.2
Other, net	0.0	(0.3)
Net cash provided by (used in) financing activities	894.7	(114.2)
Effect of exchange rate changes on cash and cash equivalents	8.1	7.5
Increase (decrease) in cash and cash equivalents	778.5	(209.4)
Cash and cash equivalents at beginning of period	444.7	615.8
Cash and cash equivalents at end of period	$1,223.2	$406.4

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED)

(Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2019	$102.8	$1,329.3	$2,283.5	$(448.9)	$(1,157.5)	$2,109.2	$13.2	$2,122.4
Comprehensive Income (loss):
Net income			74.8	—		74.8	0.1	74.9
Foreign currency translation adjustment			—	(101.6)		(101.6)	(0.2)	(101.8)
Pension liability			—	0.6		0.6	—	0.6
Total Comprehensive Income (loss)	—	—	74.8	(101.0)	—	(26.2)	(0.1)	(26.3)
Stock-based compensation			—	—	1.6	1.6	—	1.6
Cash dividends declared			(53.6)	—		(53.6)	—	(53.6)
Balances at March 31, 2020	$102.8	$1,329.3	$2,304.7	$(549.9)	$(1,155.9)	$2,031.0	$13.1	$2,044.1
Comprehensive (Loss) income:
Net loss			(174.7)	—		(174.7)	0.4	(174.3)
Foreign currency translation adjustment			—	26.6		26.6	0.0	26.6
Pension liability			—	2.2		2.2	—	2.2
Total Comprehensive (Loss) income	—	—	(174.7)	28.8	—	(145.9)	0.4	(145.5)
Stock-based compensation			—	—	2.2	2.2	—	2.2
Cash dividends declared1)			54.2	—		54.2	—	54.2
Balances at June 30, 2020	102.8	1,329.3	2,184.2	(521.1)	(1,153.7)	1,941.5	13.5	1,955.0

1)	Reversal of canceled dividend declared for the second quarter of 2020 which was announced by the Company on April 2, 2020.

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2018	$102.8	$1,329.3	$2,041.8	$(423.2)	$(1,167.0)	$1,883.7	$13.1	$1,896.8
Comprehensive Income:
Net income			111.4	—		111.4	0.1	111.5
Foreign currency translation adjustment			—	20.5		20.5	0.3	20.8
Pension liability			—	0.1		0.1	—	0.1
Total Comprehensive Income	—	—	111.4	20.6	—	132.0	0.4	132.4
Stock-based compensation			—	—	1.6	1.6	—	1.6
Cash dividends declared			(54.3)	—		(54.3)	—	(54.3)
Distribution to Veoneer			(2.5)	—		(2.5)	—	(2.5)
Balances at March 31, 2019	$102.8	$1,329.3	$2,096.4	$(402.6)	$(1,165.4)	$1,960.5	$13.5	$1,974.0
Comprehensive Income:
Net income			109.1	—		109.1	0.3	109.4
Foreign currency translation adjustment			—	6.3		6.3	(0.2)	6.1
Pension liability			—	0.0		0.0	—	0.0
Total Comprehensive Income	—	—	109.1	6.3	—	115.4	0.1	115.5
Stock-based compensation			—	—	2.6	2.6	—	2.6
Cash dividends declared			(54.2)	—		(54.2)	—	(54.2)
Distribution to Veoneer			(0.2)	—		(0.2)	—	(0.2)
Balances at June 30, 2019	102.8	1,329.3	2,151.1	(396.3)	(1,162.8)	2,024.1	13.6	2,037.7

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2020

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited consolidated financial statements and all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2020.

The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements.

The Company has one reportable segment, which includes Autoliv’s airbag and seatbelt products and components. The operating results of the operating segment are regularly reviewed by the Company’s chief operating decision maker to assess the performance of the individual operating segment and make decisions about resources to be allocated to the operating segment.

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

2. NEW ACCOUNTING STANDARDS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. The amendments in ASU 2018-15 are effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those annual years. The Company adopted ASU 2018-15 prospectively as of January 1, 2020 and the impact on the consolidated financial statements will depend on the nature of the Company’s future cloud computing arrangements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on the consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. ASU 2019-12 is effective for public business entities for annual periods beginning after December 15, 2020, and early adoption is permitted. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company plans to adopt ASU 2019-12 as of January 1, 2021. The Company has concluded that the pending adoption of ASU 2019-12 will not have a material impact on the Company’s consolidated financial statements.

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

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions). The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of June 30, 2020 and December 31, 2019 related to the operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at June 30, 2020 and December 31, 2019 were foreign exchange swaps.

For the three month periods ended June 30, 2020 and June 30, 2019, the gains and losses recognized in other non-operating items, net were a gain of $6.8 million and a gain of $5.8 million, respectively, for derivative instruments not designated as hedging instruments. For the six month periods ended June 30, 2020 and June 30, 2019, the gains and losses recognized in other non-operating items, net were a loss of $1.7 million and a gain of $2.6 million, respectively, for derivative instruments not designated as hedging instruments.

For the three and six month periods ended June 30, 2020 and June 30, 2019, the gains and losses recognized as interest expense were immaterial.

	June 30, 2020						December 31, 2019
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$650.1	1)	$5.2	2)	$2.6	3)	$934.2	4)	$6.0	5)	$1.8	6)
Total derivatives not designated as hedging instruments	$650.1		$5.2		$2.6		$934.2		$6.0		$1.8

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $626.0 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $5.2 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.6 million.
4)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $860.6 million.
5)	Net amount after deducting for offsetting swaps under ISDA agreements is $5.8 million.
6)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.6 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	June 30, 2020		December 31, 2019
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,323.8	$1,363.8	$1,597.5	$1,671.1
Loans	1,243.2	1,244.9	128.6	128.6
Total	$2,567.0	$2,608.7	$1,726.1	$1,799.7

Short-term debt
Commercial paper	$26.8	$26.8	$230.7	$230.7
Short-term portion of long-term debt	387.2	390.0	112.0	112.1
Overdrafts and other short-term debt	78.9	78.9	25.4	25.3
Total	$492.9	$495.7	$368.1	$368.1

1)	Debt as reported in balance sheet.

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

For the three and six month periods ended June 30, 2020 and June 30, 2019, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate in the second quarter of 2020 was 29.3% compared to 27.4% in the same quarter of 2019. Discrete tax items, net in the second quarter of 2020 had a favorable impact of 4.4%. In the second quarter of 2019, discrete tax items, net had a favorable impact of 1.3%. The effective tax rate for the first six months of 2020 was 26.5% compared to 27.4% in the same period of 2019. Discrete tax items, net for the first six months of 2020 had a favorable impact of 7.6%. In the same period of 2019, discrete tax items, net had a favorable impact of 0.4%.

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

As of June 30, 2020, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the first six months of 2020, the Company recorded a net increase of $3.0 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits of prior years. Of the total unrecognized tax benefits of $68.3 million recorded at June 30, 2020, $1.8 million is classified as current tax payable within Other current liabilities and $66.5 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (FIFO) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	June 30, 2020	December 31, 2019
Raw materials	$390.6	$366.3
Work in progress	274.9	257.4
Finished products	181.2	200.4
Inventories	846.7	824.1
Inventory valuation reserve	(88.9)	(83.2)
Total inventories, net of reserve	$757.8	$740.9

6. RESTRUCTURING

The restructuring provision charge in the three and six month periods ended June 30, 2020 mainly relate to the structural efficiency program initiated in the second quarter of 2020 in primarily the Americas and Europe. This new program is expected to be concluded in 2021. For the three and six month periods ended June 30, 2020, cash payments mainly relate to the structural efficiency program initiated in 2019.

As of June 30, 2020, approximately $63 million out of the $99.6 million in total reserve balance can be attributed to the structural efficiency program initiated in the second quarter of 2020. The remaining balance mainly relates to the structural efficiency program initiated in 2019, whereof the main part is expected to be concluded in 2020.

The table below summarizes the change in the balance sheet position of the employee related restructuring reserves (dollars in millions). The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. Restructuring costs other than employee related costs are immaterial for all periods presented.

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Reserve at beginning of the period	$52.1	$28.5	$56.1	$33.4
Provision - charge	69.2	12.9	70.9	13.7
Provision - reversal	(7.3)	—	(7.4)	(0.1)
Cash payments	(16.0)	(1.4)	(20.4)	(6.5)
Translation difference	1.6	0.3	0.4	(0.2)
Reserve at end of the period	$99.6	$40.3	$99.6	$40.3

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

For the three and six month periods ended June 30, 2020 and June 30, 2019, provisions and cash paid primarily relate to recall and warranty related issues. The decrease in the reserve balance as of June 30, 2020 compared to the beginning of the year was mainly due to cash payments.

Pursuant to the agreements entered into in connection with the spin-off of Veoneer, Inc. on June 29, 2018 (collectively, the “Spin-off Agreements”), Autoliv is required to indemnify Veoneer for recalls related to certain qualified Electronics products. At June 30, 2020, the indemnification liabilities are approximately $6 million within Accrued expenses on the Condensed Consolidated Balance Sheets.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). Insurance receivables are included within Other current assets and Investments and other non-current assets on the Condensed Consolidated Balance Sheets.

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Reserve at beginning of the period	$53.5	$60.5	$72.1	$62.2
Change in reserve	8.2	5.2	10.7	8.1
Cash payments	(4.2)	(9.9)	(24.5)	(14.3)
Translation difference	0.4	0.1	(0.4)	(0.1)
Reserve at end of the period	$57.9	$55.9	$57.9	$55.9

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Service cost	$5.2	$4.5	$10.5	$9.0
Interest cost	4.7	5.2	9.5	10.3
Expected return on plan assets	(4.5)	(3.9)	(8.9)	(7.7)
Amortization of prior service cost	(0.4)	0.1	(0.9)	0.2
Amortization of actuarial loss	1.1	0.6	2.3	1.2
Net Periodic Benefit Cost	$6.1	$6.5	$12.5	$13.0

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

European Commission Investigations:

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

The Company recorded approximately $2.4 million and $4.1 million in stock-based compensation expense related to RSUs and PSs for the three and six month periods ended June 30, 2020, respectively. During the three and six month periods ended June 30, 2019, the Company recorded $2.6 million and $3.7 million, respectively, of stock-based compensation expense related to RSUs and PSs.

11. EARNINGS PER SHARE

For the three month periods ended June 30, 2020 and June 30, 2019, approximately 0.3 million and 0.1 million awards, respectively, were excluded from the computation of the diluted EPS, since the inclusion of these awards would be antidilutive. For the six month periods ended June 30, 2020 and June 30, 2019, approximately 0.3 million and 0.1 million awards, respectively, were excluded from the computation of the diluted EPS, since the inclusion of these awards would be antidilutive.

During the three month periods ended June 30, 2020 and June 30, 2019 approximately 16 thousand and 11 thousand shares of common stock from the treasury stock, respectively, were utilized by the Plan. During the six month periods ended June 30, 2020 and June 30, 2019 approximately 86 thousand and 88 thousand shares of common stock from the treasury stock were utilized by the Plan.

The computation of basic and diluted EPS under the two-class method were as follows:

	Three months ended June 30		Six months ended June 30
(In millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$(174.7)	$109.1	$(99.9)	$220.5
Participating share awards with dividend equivalent rights	-	-	-	-
Net income applicable to common shareholders	(174.7)	109.1	(99.9)	220.5
Earnings allocated to participating share awards1)	0.0	0.0	0.0	0.0
Net income attributable to common shareholders	$(174.7)	$109.1	$(99.9)	$220.5
Denominator: 1)
Basic: Weighted average common stock	87.3	87.2	87.3	87.2
Add: Weighted average stock options/ share awards	0.0	0.1	0.0	0.2
Diluted: 2)	87.3	87.3	87.3	87.4

Net (loss) earnings per share - basic	$(2.00)	$1.25	$(1.14)	$2.53

Net (loss) earnings per share - diluted2)	$(2.00)	$1.25	$(1.14)	$2.52

1)

The Company’s unvested RSUs and PSUs, of which some included the right to receive non-forfeitable dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

2)	Shares in the diluted loss per share calculation for the three and six month periods ended June 30, 2020 represent basic shares due to the net loss.

12. RELATED PARTY TRANSACTIONS

The Company purchases finished goods from Veoneer. For the three month period ended June 30, 2020 and June 30, 2019, related party purchases from Veoneer amounted to $11 million and $19 million, respectively. For the six month period ended June 30, 2020 and June 30, 2019 these related party purchases amounted to $29 million and $37 million, respectively.

Amounts due to and due from related party as of June 30, 2020 and December 31, 2019 were as follows:

Related party	As of
(Dollars in millions)	June 30, 2020	December 31, 2019
Related party receivables1)	$1.0	$2.8
Related party payables2)	16.9	9.7
Related party accrued expenses3)	5.9	7.7

1)	Included in Receivables, net in the Condensed Consolidated Balance Sheet.
2)	Included in Accounts payable in the Condensed Consolidated Balance Sheet.
3)	Included in Accrued expenses in the Condensed Consolidated Balance Sheet.

13. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three and six month periods ended June 30, 2020 and June 30, 2019, were as follows.

Net Sales by Products	Three months ended June 30		Six months ended June 30
(Dollars in millions)	2020	2019	2020	2019
Airbag Products and Other1)	$653.8	$1,435.7	$1,855.9	$2,883.4
Seatbelt Products1)	393.8	719.0	1,037.5	1,445.3
Total net sales	$1,047.6	$2,154.7	$2,893.4	$4,328.7
1) Including Corporate and other sales.

Net Sales by Region	Three months ended June 30		Six months ended June 30
(Dollars in millions)	2020	2019	2020	2019
China	$366.4	$349.5	$563.9	$680.0
Japan	104.6	191.1	307.6	399.2
Rest of Asia	116.9	217.1	313.6	429.3
Americas	213.4	758.1	885.5	1,501.1
Europe	246.3	638.9	822.8	1,319.1
Total net sales	$1,047.6	$2,154.7	$2,893.4	$4,328.7

Contract balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets on the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three and six month periods ended June 30, 2020 and June 30, 2019, were not material.

14. SUBSEQUENT EVENTS

There were no reportable events subsequent to June 30, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the United States Securities and Exchange Commission (the “SEC”) on February 21, 2020. Unless otherwise noted, all dollar amounts are in millions.

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

EXECUTIVE OVERVIEW

The challenges the Company managed in the second quarter were unprecedented. The COVID-19 pandemic is first and foremost a human crisis, where safeguarding health and safety is the Company’s first priority and its global Smart Start Playbook has been instrumental to the Company in safely restarting its operations. The Company has a solid organization that managed to reduce costs and safely restart operations while continuing to execute on the Company’s long-term strategy.

The pace and scope of the demand decline coupled with a volatile ramp-up had a significant impact on the Company’s financial performance in the second quarter. The Company’s largest markets Americas and Europe were virtually standing still in April, followed by a restart and ramp-up in May and June. Daily adjustments were needed to respond to a low and volatile customer demand, including headcount reductions of 3,700 since March, furloughing personnel and significant reductions in capital expenditures and discretionary spending.

It is essential that the Company balance the cost reduction responses against the need for capacity to manage the recovery that started mid-quarter and continues into the first weeks of July. The Company also need to preserve capacity for the new normal market demand and its expected outgrowth. The Company is confident that the actions implemented and planned are positioning it well to benefit from any demand recovery.

The Company’s sales declined slightly more than global LVP, which declined almost 50% in the second quarter compared to the same quarter of the previous year. The Company’s organic sales development was better than LVP in all regions but because high safety content markets declined more than low safety content markets, the sales mix was unfavorable.

Encouragingly, operating cash flow turned positive in June. It is also positive that the Company’s customers´ sourcing activities and model launch plans are close to unchanged. The Company’s engineering support for these activities remains high, even though there are some limited new model launch delays. The order intake for the first half year was in line with last year.

The Structural Efficiency Program (SEP) launched last year was close to complete at the end of the second quarter of 2020. As the next step, the Company has launched a second SEP, or SEP2, during the second quarter of 2020. The Company also seeks to continue the strategic initiatives and structural improvement projects outlined at its Capital Markets Day in 2019. The ambition is to ensure that the Company has an adequate cost structure supporting its medium-term profitability targets in a reduced LVP environment, although the additional challenge could mean more time is needed to reach the Company’s targets.

Financial highlights in the second quarter of 2020

$1,048m net sales

48% organic sales decline (non-U.S. GAAP measure)

(22.3)% operating margin

$(2.00) EPS - a decrease of $3.25

Key business developments in the second quarter of 2020

•

Organic sales (non-U.S. GAAP measure) declined 2.6pp more than the global light vehicle production declined, with the negative regional mix offsetting the Company’s outperformance within each of the regions. April sales declined year-over-year organically by 65%, May by 55% and June by 20%. Order intake in the first half year was in line with last year and supportive of prolonged sales outperformance.

•

Profitability and cash flow negatively impacted by customer plant closures and a volatile industry ramp up, and by continued high engineering activity preparing for future model launches. Our liquidity position remains strong with $1.7 billion in cash and committed, unused loan facilities. Operating cash flow was $128 million negative in the second quarter, but it turned positive in June.

•

Substantial cost reductions with short- and long-term effects includes reduction of personnel costs by 25% compared to the first quarter, and launching SEP2, which targets additional annual employee cost reductions of around $65 million. Further potential structural cost reductions, including footprint, remain under evaluation.

COVID-19 Pandemic Related Business Update

Autoliv is navigating the same challenges that many other companies are facing in managing and forecasting the overall impact the COVID-19 pandemic is having on the automotive industry. In this environment, on April 2, 2020, the Company withdrew its previously issued 2020 guidance until the effects of the pandemic can be better assessed.

First half of 2020

The COVID-19 pandemic had a substantial impact on our operations already in the first quarter, particularly in China, where most of our customers’ plants were closed for several weeks in February and operated at low levels in March. In Europe and North America, sales declined substantially in the second half of March as the pandemic led to customer plant closures. A large number of customer plants were closed in April and parts of May, followed by a ramp-up in June. According to IHS, global light vehicle production (LVP) declined by 22% in Q1 2020 compared to Q1 2019, and by 45% in Q2 2020 compared to Q2 2019. In addition to the decline in global LVP, the slow and volatile restart and ramp-up of production had a significant impact on our sales and profitability in the first half of 2020.

Liquidity and management actions to manage this challenging period

•

In response to ongoing volatility and uncertainty, the Company canceled the dividend in Q2 2020 and suspended future dividends; although, the Board of Directors will review such suspension on a quarterly basis. In addition, the Company drew down $1.1 billion of cash on its existing Revolving Credit Facility (RCF) in two tranches in March and April and secured SEK 6 billion ($0.6 billion) in loans from Swedish Export Credit Corporation in May, which was primarily used to pay down $0.5 billion of the RCF. The cash balance and unutilized, committed credit facilities amounted to approximately $1.7 billion as of June 30, 2020, which provides the Company with a healthy liquidity position as debt maturities are $218 million in 2020 and $275 million in 2021. Capital expenditures were also reduced year-over-year by 50% in Q2 2020.

•	The Company’s executives voluntarily agreed to reduce their base salaries by 20% for Q2 2020 and non-employee board members agreed to reduce their cash compensation by 20% for Q2 2020.
•

The Company reduced headcount by 5.6% during Q2 2020 compared to Q1 2020. The Company also instituted strict inventory control, close monitoring of receivables and close collaboration with suppliers to navigate the ongoing volatility due to COVID-19. In addition, the Company adjusted production and work week hours due to rapid changes in demand, reduced or suspended discretionary spending that was not critical for daily operations and accelerated cost saving initiatives and furloughed personnel, many in government supported programs.

•

The Structural Efficiency Program I (SEP1) was close to complete at the end of Q2 2020 and the Company launched SEP2 in Q2 2020. SEP1 was launched in Q2 2019 and reduced the indirect workforce by around 800 employees. SEP1 cost the Company approximately $52 million; however, annual savings from SEP1 are approximately $60 million. SEP2 targets an additional reduction of approximately 900 indirect workers and $65 million in annual savings for the Company. SEP2 is targeted to be completed in 2021 and is estimated to cost the Company approximately $65 million. The costs for SEP1 and SEP2 are included in our capacity alignment adjustments.

•

Based on the Company’s Smart Start Playbook, developed for its ramp-up following COVID-19 related shutdowns, the Company has invested in employee safety equipment, re-designed production lines and work places as necessary, and adapted new processes for interactions with its suppliers and customers to safely manage the restart and ramp-up of the Company’s operations. Direct COVID-19 related costs, such as personal protective equipment, temporary supplier support and premium freight was approximately $10 million in Q2 2020.

Second half of 2020

In all regions around the world, the automotive industry, including Autoliv, are in different stages of ramp-up of operations. This is a positive trend, but with certain challenges, as global LVP is expected to still be below 2019 levels and there is still high volatility in customer call-offs. The high volatility and thus low volume predictability have a negative impact on operational efficiency, including cost and capital efficiency. The volatility has gradually declined but is still higher than normal in all regions. As communicated earlier, the Company also expects second half 2020 profitability headwinds from lower inflator replacement sales, costs relating to investments in the factory of the future and higher depreciation and amortization. The Company expects profitability tailwinds in the second half year from cost reduction actions such as the Structural Efficiency Programs and strategic initiatives outlined at the Capital Markets Day in 2019, execution of the strong order book and lower raw material costs.

Next steps

While we continue to focus on cost reduction actions, we are ramping up production in coordination with our customers and suppliers. Although visibility is limited, below is a summary of our current view of our three most important regions.

China: OEMs returned to pre-crisis production levels in the second quarter, with 7% year-over-year growth in LVP according to IHS. China Association of Automotive Manufacturers reported that Q2 2020 retail sales were 7.1% above Q2 2019.

Europe: LVP improved gradually from April’s year-over-year decline of 93% to 61% in May and 29% in June. Car registrations in Western Europe improved during the quarter but June was still around 22% below a year earlier, as dealers in large parts of Europe did not re-open until late May or in June. The production rate will likely continue to be volatile for the next few months at least, with reduced shifts to adapt to uncertain demand and component availability.

North America: LVP improved gradually from April’s year-over-year decline of 99% to 85% in May and 26% in June. Light vehicle sales improved during the quarter from a SAAR of 8.6 million in April to 12.3 million in May and 13.1 million in June. Retail sales were significantly stronger than fleet sales, as large fleet buyers such as rental companies are not yet buying in large volumes. Dealer inventories at the end of June were low, at 2.6 million, or 59 days of supply, and there is scope for demand support from inventory build-up in the next few months.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	or as of June 30		or as of June 30
	2020	2019	2020	2019
Total parent shareholders’ equity per share	$22.24	$23.21	$22.24	$23.21
Capital employed 1)	3,793	3,849	3,793	3,849
Net debt 2)	1,838	1,811	1,838	1,811

Operating working capital 2)	498	645	498	645
Operating working capital relative to sales, % 10)	7.0	7.5	7.0	7.5

Gross margin, % 3)	1.4	18.6	11.9	18.0
Operating margin, % 4)	(22.3)	7.9	(3.4)	7.9

Return on total equity, % 5)	(34.9)	21.8	(9.7)	22.4
Return on capital employed, % 6)	(25.0)	18.3	(5.3)	18.9

Headcount at period-end 7)	61,800	65,700	61,800	65,700

Days receivables outstanding 8)	104	72	75	72
Days inventory outstanding 9)	74	35	53	35

1)	Total equity and net debt.
2)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”.
3)	Gross profit relative to sales.
4)	Operating (loss) income relative to sales.
5)	Net (loss) income relative to average total equity.
6)	Operating (loss) income and income from equity method investments, relative to average capital employed.
7)	Employees plus temporary, hourly personnel.
8)	Outstanding receivables relative to average daily sales.
9)	Outstanding inventory relative to average daily sales.
[1]0)	Latest 12 months of net sales. For 2019 excluding EC antitrust non-cash provision.

THREE MONTHS ENDED JUNE 30, 2020 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2019

Consolidated Sales

	Three months ended June 30			Components of change in net sales
	2020	2019	Reported change	Currency effects 1)	Organic 3)
Airbags and other 2)	$653.8	$1,435.7	(54.5)%	(3.4)%	(51.1)%
Seatbelts 2)	393.8	719.0	(45.2)%	(4.1)%	(41.1)%
Total	$1,047.6	$2,154.7	(51.4)%	(3.6)%	(47.8)%

Asia	$587.9	$757.7	(22.4)%	(2.4)%	(20.0)%
Whereof: China	366.4	349.5	4.8%	(3.7)%	8.5%
Japan	104.6	191.1	(45.3)%	2.1%	(47.4)%
Rest of Asia	116.9	217.1	(46.2)%	(4.5)%	(41.7)%
Americas	213.4	758.1	(71.9)%	(5.3)%	(66.6)%
Europe	246.3	638.9	(61.4)%	(3.1)%	(58.3)%
Total	$1,047.6	$2,154.7	(51.4)%	(3.6)%	(47.8)%

1)	Effects from currency translations.

2)	Including Corporate and Other sales.
3)	Non-U.S. GAAP measure.

Sales by product - Airbags

Sales of all our different airbag products except textiles declined organically (non-U.S. GAAP measure) by between 40% and 80% in the second quarter. Textiles increased organically by 40%, reflecting new sales of textiles for manufacturing of personal protection equipment.  Inflator sales declined organically by around 75%.

Sales by product - Seatbelts

Seatbelt sales organic decline (non-U.S. GAAP measure) broadly reflected the regional sales declines, with seatbelt sales in China growing organically by 12% while organic seatbelt sales in all other regions declined by between 17% and 76%.

Sales by Region

The Company’s global organic sales (non-U.S. GAAP measure) declined by 47.8% compared to the LVP decline of 45.2% (according to IHS). Sales declined organically in all regions except China, which was up by 8.5%. The largest organic sales decline drivers were Americas and Europe, followed by Japan and Rest of Asia. Our organic sales development outperformed LVP in all regions - by almost 11pp in Asia excluding China, by more than 5pp in Americas, by around 3pp in Europe and by 1.6pp in China. Despite outperforming in all regions, our sales did not outperform on a global level because markets with high safety content per vehicle such as North America and Europe, declined significantly more than markets with lower safety content per vehicles such as China which lead to the automotive safety market declining significantly more than LVP.

Q2 2020 Organic growth1)	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	(66.6)%	(58.3)%	8.5%	(47.4)%	(41.7)%	(47.8)%
Main growth drivers	Textiles	Inflators	VW, Ford, Toyota, Mazda, Honda	Honda, Suzuki	Renault	BYD, Textiles
Main decline drivers	FCA, Honda, Nissan, Ford, GM, Inflators	VW, Renault, Daimler, PSA, BMW, Ford, FCA	Nissan, Inflators	Mitsubishi, Toyota, Mazda, Nissan, Subaru	Hyundai/Kia, Suzuki, Toyota, Mitsubishi, Isuzu	FCA, Nissan, Honda, Ford, VW, Toyota, Hyundai/Kia, GM, Renault

1)	Non-U.S. GAAP measure.

Light Vehicle Production Development

Change vs. same quarter last year

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	(71.8)%	(61.2)%	6.9%	(47.4)%	(60.7)%	(45.2)%
1) Source: IHS July 2020.

Earnings

	Three months ended June 30
(Dollars in millions, except per share data)	2020	2019	Change
Net Sales	$1,047.6	$2,154.7	(51.4)%
Gross profit	14.4	399.7	(96.4)%
% of sales	1.4%	18.6%	(17.2	)pp
S, G&A	(98.5)	(101.1)	(2.6)%
% of sales	(9.4)%	(4.7)%	4.7	pp
R, D&E, net	(88.0)	(117.0)	(24.8)%
% of sales	(8.4)%	(5.4)%	3.0	pp
Other income (expense), net	(59.0)	(9.2)	541.3%
Operating (loss) income	(233.5)	169.5	(237.8)%
% of sales	(22.3)%	7.9%	(30.2	)pp
Adjusted operating (loss) income1)	(171.4)	183.2	(193.6)%
% of sales	(16.4)%	8.5%	(24.9	)pp
Financial and non-operating items, net	(13.1)	(18.7)	(29.9)%
(Loss) income before taxes	(246.6)	150.8	(263.5)%
Tax rate	29.3%	27.4%	1.9	pp
Net (loss) income	(174.3)	109.4	(259.3)%
(Loss) earnings per share, diluted2)	(2.00)	1.25	(260.0)%
Adjusted (loss) earnings per share, diluted1),2)	(1.40)	1.38	(201.4)%

1)	Non-U.S. GAAP measure, excluding costs for capacity alignment and antitrust related matters.
2)	Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

Second quarter 2020 development

Gross profit decreased by $385 million and the gross margin decreased by 17.2pp compared to the same quarter 2019. The gross margin decline was primarily driven by lower sales and lower utilization of our assets from the decline in LVP. The sharp sales decline in April coupled with a volatile restart and ramp-up in May and June with limited visibility and predictability had a significant effect on our gross margin, despite major reductions in costs for material and labor. Direct COVID-19 costs amounted to around $10 million in Q2 2020.

S,G&A declined by $3 million, or 3%, compared to the prior year, mainly due to lower personnel costs.

R,D&E, net declined by $29 million compared to the prior year, mainly due to positive year-over-year effects from lower personnel costs due to reduced headcount and furloughing.

Other income (expense), net declined by $50 million compared to a year earlier, mainly due to capacity alignment accruals of $62 million in Q2 2020 compared to $13 million a year earlier. The Q2 accruals are mainly related to future reductions of our indirect workforce under the Structural Efficiency Program II.

Operating (loss) income decreased by $403 million compared to the same period in 2019, as a consequence of the lower gross profit and other income (expense), net being partly offset by lower costs for S,G&A and R,D&E, net.

Adjusted operating (loss) income (non-U.S. GAAP measure) decreased by around $355 million compared to the prior year, mainly due to lower gross profit partly offset by lower S,G&A and R,D&E, net.

Financial and non-operating items, net improved by $6 million, mainly due to lower interest rates on debt and foreign currency gains.

(Loss) income before taxes decreased by $397 million compared to the prior year, mainly due to the lower operating income.

Tax rate was 29.3% compared to 27.4% the same quarter last year, impacted by unfavorable country mix with some losses without tax benefit.

(Loss) earnings per share, diluted decreased by $3.25 compared to a year earlier, where the main drivers were $5.70 from lower operating income partly mitigated by $2.37 from lower tax.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2019

Consolidated Sales

	Six months ended June 30			Components of change in net sales
	2020	2019	Reported change	Currency effects 1)	Organic 3)
Airbags and other 2)	$1,855.9	$2,883.4	(35.6)%	(2.6)%	(33.0)%
Seatbelts 2)	1,037.5	1,445.3	(28.2)%	(3.3)%	(24.9)%
Total	$2,893.4	$4,328.7	(33.2)%	(2.9)%	(30.3)%

Asia	$1,185.1	$1,508.5	(21.4)%	(2.1)%	(19.3)%
Whereof: China	563.9	680.0	(17.1)%	(3.5)%	(13.6)%
Japan	307.6	399.2	(22.9)%	1.7%	(24.6)%
Rest of Asia	313.6	429.3	(26.9)%	(3.6)%	(23.3)%
Americas	885.5	1,501.1	(41.0)%	(3.3)%	(37.7)%
Europe	822.8	1,319.1	(37.6)%	(3.0)%	(34.6)%
Total	$2,893.4	$4,328.7	(33.2)%	(2.9)%	(30.3)%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.
3)	Non-U.S. GAAP measure.

Sales by Product - Airbags

Sales of all our different airbag products except textiles declined organically (non-U.S. GAAP measure) by between 27% and 65% in the first half of the year. Textiles increased by 18%, reflecting new sales of textiles for manufacturing of personal protection equipment. Inflator sales declined organically by around 65%.

Sales by Product - Airbags

Japan showed a slight organic (non-U.S. GAAP measure) seatbelt sales growth, while all other regions showed organic sales declines between 12% and 45%.

Sales by Region

The global organic sales decline (non-U.S. GAAP measure) of 30.3% was 3.3pp better than LVP (according to IHS). Sales declined organically in all regions. The largest organic sales decline drivers were Americas and Europe, followed by Rest of Asia, Japan and China. Our organic sales development outperformed LVP in all regions - by 9.4pp in Asia excluding China, by 7.3pp in China, by 4.7pp in Europe and by 4.5pp in Americas.

First six months 2020 Organic growth1)	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	(37.7)%	(34.6)%	(13.6)%	(24.6)%	(23.3)%	(30.3)%
Main growth drivers	Tesla, Textiles, Mazda	Inflators	BYD, Ford, Mazda	Honda, Suzuki	Renault, GM	Tesla, BYD
Main decline drivers	FCA, Honda, Nissan, Ford, GM, Inflators	Daimler, VW, Renault, BMW, Ford, PSA, FCA, Volvo	Nissan, Great Wall, Honda, Geely, VW	Mitsubishi, Toyota, Mazda, Nissan, Subaru	Hyundai/Kia, Suzuki, Toyota, Mitsubishi, Isuzu	FCA, Honda, Nissan, VW, Ford, Daimler, Hyundai/Kia, Toyota, Inflators

Light Vehicle Production Development

Change vs. same period last year

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	(42.2)%	(39.3)%	(20.9)%	(26.6)%	(38.3)%	(33.6)%
1) Source: IHS July 2020.

Earnings

	Six months ended June 30
(Dollars in millions, except per share data)	2020	2019	Change
Net Sales	$2,893.4	$4,328.7	(33.2)%
Gross profit	345.4	778.5	(55.6)%
% of sales	11.9%	18.0%	(6.1	)pp
S, G&A	(192.0)	(202.5)	(5.2)%
% of sales	(6.6)%	(4.7)%	1.9	pp
R, D&E, net	(190.6)	(224.4)	(15.1)%
% of sales	(6.6)%	(5.2)%	1.4	pp
Other income (expense), net	(56.9)	(3.2)	1,678.1%
Operating (loss) income	(99.2)	342.7	(128.9)%
% of sales	(3.4)%	7.9%	(11.3	)pp
Adjusted operating (loss) income1)	(35.4)	349.6	(110.1)%
% of sales	(1.2)%	8.1%	(9.3	)pp
Financial and non-operating items, net	(36.0)	(38.3)	(6.0)%
(Loss) income before taxes	(135.2)	304.4	(144.4)%
Tax rate	26.5%	27.4%	(0.9	)pp
Net (loss) income	(99.4)	220.9	(145.0)%
(Loss) earnings per share, diluted2)	(1.14)	2.52	(145.2)%
Adjusted (loss) earnings per share, diluted1),2)	(0.53)	2.57	(120.6)%

1)	Non-U.S. GAAP measure, excluding costs for capacity alignment and antitrust related matters.
2)	Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

First six months 2020 development

Gross profit declined by $433 million and the gross margin declined by 6.1pp compared to the same period 2019. The gross margin decline was primarily driven by lower sales and lower utilization of our assets from the decline in LVP. The sharp sales decline followed by a volatile restart and ramp-up with limited visibility and predictability had a significant effect on our gross margin, despite significant reductions in costs for material and labor.

S,G&A decreased by $10 million, or by 5%, due to lower personnel costs.

R,D&E, net declined by $34 million, or by 15%, mainly due to positive year over year effects from lower personnel costs due to reduced headcount and furloughing.

Other income (expense), net declined by $54 million compared to a year earlier, mainly due to capacity alignment accruals of $64 million in first half of 2020 compared to $13 million a year earlier. The accruals mainly related to future reductions of our indirect workforce under the Structural Efficiency Programs.

Operating (loss) income decreased by $442 million, mainly as a consequence of the declines in gross profit and other income (expense), net, partly offset by lower costs for S,G&A and R,D&E, net.

Adjusted operating (loss) income (non-U.S. GAAP measure) decreased by $385 million, mainly due to the lower gross profit, partly offset by lower costs for S,G&A and R,D&E, net.

Financial and non-operating items, net improved by around $2 million to $36 million, mainly due to lower interest rate on debt.

(Loss) income before taxes decreased by $440 million, mainly as a consequence of lower operating income.

Tax rate was 26.5% compared to 27.4% last year, impacted by unfavorable country mix with some losses without tax benefit.

(Loss) earnings per share, diluted decreased by $3.66 where the main drivers were $6.20 from lower operating income partly mitigated by $2.50 from lower tax.

LIQUIDITY AND SOURCES OF CAPITAL

Second quarter 2020 development

Operating working capital (non-U.S. GAAP measure, see reconciliation table below) was 7.0% of sales compared to 7.5% of sales a year earlier, mainly due to accounts receivable declining more than accounts payable. The Company targets that operating working capital in relation to the last 12-month sales should not exceed 10%.

Operating cash flow was $128 million negative, compared to $21 million negative a year earlier, mainly due to the lower net income, partly offset by the payment of the EC antitrust payment of $203 million in the second quarter of 2019, and by positive effects from changes in operating assets and liabilities in second quarter of 2020.

Capital expenditure, net of $64 million was $64 million lower than a year earlier, reflecting our efforts to reduce capital expenditure to support cash flow. Capital expenditure, net in relation to sales was 6.1% vs. 5.9% a year earlier.

Net debt (non-U.S. GAAP measure, see reconciliation table below) amounted to $1,838 million as of June 30, 2020, which was $27 million higher than a year earlier and $188 million higher compared to December 31, 2019.

Liquidity position At June 30, 2020 our cash balance was $1.2 billion, and including committed, unused loan facilities, our liquidity position was $1.7 billion. Debt maturing in 2020 is $218 million, with another $275 million maturing in 2021.

Leverage ratio (non-U.S. GAAP measure, see calculation table below) Autoliv’s policy is to maintain a leverage ratio commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (non-U.S. GAAP measure) adjusted for pension liabilities in relation to adjusted EBITDA (see calculation table below). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of June 30, 2020, the Company had a leverage ratio of 2.9x, compared to 1.8x at June 30, 2019. The increase is due to a lower adjusted EBITDA in the current period compared to a year earlier. At December 31, 2019, the leverage ratio was 1.7x.

Total equity decreased by $83 million compared to June 30, 2019 mainly due to $108 million in dividends and $100 million from negative foreign currency effects partly offset by $141 million in net income.

First six months 2020 development

Operating cash flow was $28 million compared to $133 million a year earlier. The decline of $105 million was primarily due to the lower net income, partly offset by the EC antitrust payment of $203 million in the second quarter of 2019, and by positive effects from changes in operating assets and liabilities in first half of 2020.

Capital expenditure, net of $152 million was 36% lower than a year earlier, reflecting our efforts to reduce capital expenditure to support cash flow. Capital expenditure, net in relation to sales was 5.3% compared to 5.4% in the same period 2019.

Non-U.S. GAAP measures

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted EPS”

(Dollars in millions, except per share data)

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating (loss) income	$(233.5)	$62.1	$(171.4)	$169.5	$13.7	$183.2
Operating margin, %	(22.3)	5.9	(16.4)	7.9	0.6	8.5
(Loss) earnings per share, diluted	(2.00)	0.60	(1.40)	1.25	0.13	1.38

1)	Including costs for capacity alignment and antitrust related matters.

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating (loss) income	$(99.2)	$63.8	$(35.4)	$342.7	$6.9	$349.6
Operating margin, %	(3.4)	2.2	(1.2)	7.9	0.2	8.1
(Loss) earnings per share, diluted	(1.14)	0.61	(0.53)	2.52	0.05	2.57

1)	Including costs for capacity alignment and antitrust related matters.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three months ended June 30, 2020		Three months ended June 30, 2019
	Millions	Per share	Millions	Per share
Capacity alignment	$61.9	$0.71	$13.2	$0.15
Antitrust related matters	0.2	0.00	0.5	0.01
Total adjustments to operating income	62.1	0.71	13.7	0.16
Tax on non-U.S. GAAP adjustments1)	(9.9)	(0.11)	(2.7)	(0.03)
Total adjustments to net income	$52.2	$0.60	$11.0	$0.13

1)	The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

	Six months ended June 30, 2020		Six months ended June 30, 2019
	Millions	Per share	Millions	Per share
Capacity alignment	$63.6	$0.73	$13.1	$0.15
Antitrust related matters	0.2	0.00	(6.2)	(0.07)
Total adjustments to operating income	63.8	0.73	6.9	0.08
Tax on non-U.S. GAAP adjustments1)	(9.9)	(0.12)	(2.7)	(0.03)
Total adjustments to net income	$53.9	$0.61	$4.2	$0.05

1)	The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

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

Reconciliation of U.S. GAAP financial measure to “Operating working capital”

(Dollars in millions)

	June 30, 2020	June 30, 2019	December 31, 2019
Total current assets	$3,382.9	$3,052.2	$3,002.1
Total current liabilities	(2,152.0)	(2,418.4)	(2,410.2)
Working capital	1,230.9	633.8	591.9
Cash and cash equivalents	(1,223.2)	(406.4)	(444.7)
Short-term debt	492.9	366.8	368.1
Derivative (asset) and liability, current	(2.6)	(3.5)	(4.2)
Dividends payable 1)	0.0	54.1	54.1
Operating working capital	$498.0	$644.8	$565.2

1)	On April 2, 2020, the Company canceled its declared dividend for the second quarter of 2020.

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	June 30, 2020	June 30, 2019	December 31, 2019
Short-term debt	$492.9	$366.8	$368.1
Long-term debt	2,567.0	1,850.2	1,726.1
Total debt	3,059.9	2,217.0	2,094.2
Cash and cash equivalents	(1,223.2)	(406.4)	(444.7)
Debt issuance cost/Debt-related derivatives, net	1.2	0.3	0.3
Net debt	$1,837.9	$1,810.9	$1,649.8

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

Calculation of “Leverage ratio”

(Dollars in millions)

	June 30, 2020	June 30, 2019	December 31, 2019
Net debt1)	$1,837.9	$1,810.9	$1,649.8
Pension liabilities	235.7	202.8	240.2
Debt per the Policy	2,073.6	2,013.7	1,890.0

Net income2)	142.5	248.1	462.8
Less; Net loss from discontinued operations2)	–	(2.0)	–
Net income continuing operations2)	142.5	246.1	462.8
Income taxes 2)	66.3	231.7	185.6
Interest expense, net2,3)	61.9	68.2	65.9
Depreciation and amortization of intangibles2)	349.9	349.9	350.6
Antitrust related matters, capacity alignment and separation costs[2]	105.5	221.4	48.6
EBITDA per the Policy	$726.1	$1,117.3	$1,113.5
Leverage ratio	2.9	1.8	1.7

1)	Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.

Headcount

	June 30, 2020	March 31, 2020	June 30, 2019
Headcount	61,800	65,500	65,700
Whereof:
Direct workers in manufacturing	70%	71%	71%
Best cost countries	81%	81%	80%
Temporary personnel	6%	8%	10%

Compared to March 31, 2020, total headcount (permanent employees and temporary personnel) decreased by 3,697. The decrease in the second quarter of 2020 was driven by a reduction of around 7% of the direct workforce while the indirect workforce decreased by around 2%. Our responses to manage the demand declines in Europe and Americas also include furloughing employees and shorter work weeks to reduce wage and salary costs. Our operations in almost all regions are currently in different stages of ramp-up, as customer demand gradually increased in May and June. Compared to a year ago, total headcount decreased by 3,903, driven by a reduction of around 7% of the direct workforce and a reduction of 4% of the indirect workforce.

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

OTHER RECENT EVENTS

Key launches in the Second Quarter of 2020

Below are some of the key models which were launched in the second quarter of 2020.

•	Chevrolet Suburban/Tahoe & GMC Yukon/Yukon XL: Steering Wheel, Driver/Passenger airbags.
•	Fiat 500: Steering Wheel, Driver/Passenger airbags, Side airbags, Head/Inflatable Curtain airbags.
•	Audi 3 Limousine: Steering Wheel, Driver/Passenger airbags, Front Center Airbag, Seatbelts.
•	Xpeng P7: Steering Wheel, Driver/Passenger airbags, Side airbags, Head/Inflatable Curtain airbags, Seatbelts.
•	Lynk & Co 06: Driver/Passenger airbags, Side airbags, Head/Inflatable Curtain airbags, Seatbelts.
•	Buick Envision S: Steering Wheel, Driver/Passenger airbags, Side airbags, Head/Inflatable Curtain airbags.
•	Kia Sorento: Side airbags, Head/Inflatable Curtain airbags, Front Center Airbag, Seatbelts.
•	VW Polo Sedan: Steering Wheel, Driver/Passenger airbags, Seatbelts.
•	VW Tayron X: Steering Wheel, Driver/Passenger airbags, Side airbags, Head/Inflatable Curtain airbags, Seatbelts.

Other Items

•

On May 29, Autoliv provided a market and business update, including measures taken by the Company to manage the automotive industry downturn caused by the COVID-19 pandemic. Measures announced included reduction in capex and employee related costs and a strengthening of the liquidity position and credit resources through entering a lending facility of approximately $0.6 billion with the Swedish Export Credit Corporation.

•

On June 9, 2020, Autoliv announced its promotion of Kevin Fox from the position as Vice President Brazil to the position of President, Americas and a member of Autoliv’s Executive Management Team, effective on June 15th. Mr. Fox has extensive experience leading large-scale operations and driving positive results over nearly two decades. He began his career at Autoliv in 1996, and has experience from leadership roles in Engineering, Operations and Quality as well as being a Plant Manager.

•

On July 1, 2020, Per Ericson joined Autoliv as Executive Vice President Human Resources and Sustainability and member of Autoliv’s Executive Management Team, succeeding Sherry Vasa who decided to leave her position in Sweden to move back to the United States. Mr. Ericson has held senior Human Resources roles in Stora Enso, Haldex and most recently as Senior Vice President, Head of Group Business Development at Husqvarna.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.

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

See Part I, Item 1, "Financial Statements, Note 9 Contingent Liabilities" of this Quarterly Report on Form 10-Q for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

ITEM 1A. RISK FACTORS

Except as set forth below, as of June 30, 2020, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.

We face risks related to the novel coronavirus (COVID-19) pandemic that have, and are expected to continue to have, an adverse impact on our business and financial performance

The COVID-19 pandemic has created significant volatility in the global economy and led to significant reduced economic activity and employment and has disrupted, and may continue to disrupt, the global automotive industry and customer sales, production volumes and purchases of light vehicles by end-consumers. The spread of COVID-19 has also caused disruptions in the manufacturing, delivery and overall supply chains of automobile manufacturers and suppliers. Global light vehicle production has decreased significantly and some vehicle manufacturers have slowed down, completely shutdown manufacturing operations for a period of time and/or restarted production in some countries and regions. As a result, we have modified our production schedules and have experienced, and may continue to experience, delays in the production and distribution of our products and a decline in sales to our customers. As production resumes by us and our customers, production volumes have been and may continue to be volatile. We have also taken protective measures to modified our production environment to ensure the health and safety of our workers which has had an impact on our productivity. Additionally, if the global economic effects caused by the pandemic continue or increase, overall customer demand may continue to decrease, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, if a significant portion of our workforce or our customers’ workforce is affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures would halt or delay production.

The full extent of the effect of the pandemic on us, our customers, our supply chain and our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak or subsequent outbreaks. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected. In particular, if COVID-19 continues to spread or re-emerges, particularly in the United States, Europe and China where our operations are most concentrated, resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience, among other things:

•

Adverse impacts on our operations and financial results caused by government and regulatory measures to contain or mitigate the spread of the virus, temporary closures of our facilities or the facilities of our customers or suppliers, which could impact our ability to timely meet our customers’ orders or negatively impact our supply chain;

•

The failure of third parties on which we rely, including our suppliers, customers, contractors, commercial banks and external business partners, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties including bankruptcy or default;

•	Disruptions or restrictions on our employees’ ability to work effectively, due to illness, quarantines, travel bans, shelter-in-place orders or other limitations;
•

Interruptions to the operations of our business if the health of our executives, management personnel and other employees are affected, particularly if a significant number of individuals are impacted;

•

Any accident, COVID-19 illness, or injury to our employees could result in litigation, manufacturing delays and harm to our reputation, which could negatively affect our business, results of operations and financial condition;

•

Changes in prices of tooling and services may be impacted by worldwide demand and by the ongoing COVID-19 pandemic. Such price increases could materially increase our operating costs and adversely affect our profit margin;

•	Governments and regulators may choose to delay new automobile safety regulations which could impact the average global content of passive safety systems per light vehicle in the near term;
•

Some of our competitors are (or may be) owned by a governmental entity and/or receive various forms of governmental aid or support, which we may not be eligible for, and which may put us at a competitive disadvantage;

•	Increased cybersecurity and privacy risks and risks related to the reliability of technology to support remote operations;
•	Sudden and/or severe declines in the market price of our common stock; and
•	Costs incurred and revenues lost during and from the effects of the COVID-19 pandemic likely will not be recoverable.

In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

You should not anticipate or expect the payment of cash dividends on our common stock

Our dividend policy is subject to the discretion of our Board of Directors and depends upon a number of factors, including our earnings, financial condition, cash and capital needs, indebtedness and leverage, and general economic or business conditions. On April 2, 2020 our Board of Directors suspended our quarterly dividend after determining that a suspension was necessary in light of the evolving global COVID-19 pandemic, decline in global LVP, the uncertainty surrounding the recession at that time and the inherent risk of customer defaults. There can be no assurance that our Board of Directors will declare dividends in the future.

Our business is exposed to risks inherent in international operations

We currently conduct operations in various countries and jurisdictions, including locating certain of our manufacturing and distribution facilities internationally, which subjects us to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Some of these countries are considered growth markets and emerging markets. International sales and operations, especially in growth markets, subject us to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions;
•

unexpected changes in laws, regulations, trade, or monetary or fiscal policy, including interest rates, foreign currency exchange rates, and changes in the rate of inflation in the emerging markets and countries in which we do business;

•	foreign tax consequences;
•	inability to collect, or delays in collecting, value-added taxes and/or other receivables associated with remittances and other payments by subsidiaries;
•	exposure to local political turmoil and challenging labor conditions;
•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets;
•	expropriation and nationalization;
•	enforcing legal agreements or collecting receivables through foreign legal systems;
•	wage inflation in growth markets;
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

Our international operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers and suppliers have operations. The current U.S. presidential administration has created uncertainty about the future relationship between the U.S. and certain of its trading partners, including with respect to the trade policies and agreements, treaties, government regulations and tariffs that could apply to trade between the U.S. and other nations. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the U.S. It could also impact importing certain foreign-produced vehicles into the U.S. Similarly, the political situations in certain countries, specifically Brazil, China, France, Russia, Turkey, and the United Kingdom, make it difficult to predict the near-term stability of trade costs with these nations. Meanwhile, the U.S. presidential election in November 2020 could result in a shift in U.S. trade policy that is impossible to predict at this time. Changes in national policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our cash flows, operating results and financial condition.

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

Significant changes to international trade policy, including the recently enacted USMCA could adversely affect our financial performance

In October 2018, the U.S., Mexico and Canada agreed to a trade deal that would replace NAFTA known as The United States Mexico Canada Agreement (“USMCA”). The USMCA has been ratified by Mexico, the U.S. and Canada. The USMCA was entered into on July 1, 2020. As adopted, the USMCA changes the automotive rules of origin that dictate what percentage of an automobile must be built from parts that originated from countries in the North American region. Reflective of the automotive industry, our vehicle parts manufacturing facilities in the U.S., Mexico and Canada are highly dependent on duty-free trade within the USMCA free trade region. As a result of these policy changes and other proposals of the Trump Administration, there may be greater restrictions and economic disincentives on international trade. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries. Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, including our industry and the global demand for our products and, as a result, could negatively impact our financial performance.

Our business in Asia is subject to aggressive competition and is sensitive to economic and market conditions

We operate in the automotive supply market throughout Asia including the highly competitive markets in China, Korea, and India. In each of these markets we face competition from both international and smaller domestic manufacturers. Due to the significance of the Asian markets for our profit and growth, we are exposed to risks in China, Korea, and India. We anticipate that additional competitors, both international and domestic, may seek to enter the Chinese, Korean, and/or Indian markets resulting in increased competition. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. There have been periods of increased market volatility and moderation in the levels of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Our business in Asia is sensitive to economic and market conditions that drive automotive sales volumes in China, Korea, and India and may be impacted if there are reductions in vehicle demand in those markets. If we are unable to maintain our position in these Asian markets, the pace of growth slows, or vehicle sales in these markets decrease, our business prospects, operating results and financial condition could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended June 30, 2020, the Company made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000. Under the existing authorization, 2,986,288 shares may be repurchased. The stock repurchase program does not have an expiration date.

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

4.10

Base Listing Particulars Agreement, dated February 21, 2020, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

4.11

Amended and Restated Programme Agreement, dated February 21, 2020, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

4.12

Amended and Restated Agency Agreement, dated February 21, 2020, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

10.1*	Facility Agreement, dated May 28, 2020, by and among Autoliv AB, as borrower, Autoliv, Inc. and Autoliv ASP, as guarantors, and AB Svensk Exportkredit, as lender.

10.2*+	Form of Non-Employee Directors 2020 restricted stock units grant agreement under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated.

10.3*+	Employment Agreement, dated May 20, 2020 and effective as of July 1, 2020, between Autoliv, Inc. and Per Ericson.

10.4*+	Employment Agreement, dated June 8, 2020 and effective as of June 15, 2020, between Autoliv, Inc. and Kevin Fox.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description
31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 17, 2020

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)