Form 10-Q
period 2020-09-30
AUTOLIV INC
filed 2020-10-23
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 15, 2020, there were 87,337,501 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Net sales	$2,037.2	$2,027.7	$4,930.6	$6,356.4
Cost of sales	(1,637.5)	(1,648.6)	(4,185.5)	(5,198.8)
Gross profit	399.7	379.1	745.1	1,157.6
Selling, general and administrative expenses	(91.7)	(97.7)	(283.7)	(300.2)
Research, development and engineering expenses, net	(101.6)	(99.1)	(292.2)	(323.5)
Amortization of intangibles	(2.4)	(2.9)	(7.5)	(8.6)
Other income (expense), net	(29.5)	(25.6)	(86.4)	(28.8)
Operating income	174.5	153.8	75.3	496.5
Income from equity method investment	0.7	0.4	1.0	1.6
Interest income	1.1	0.7	3.7	2.7
Interest expense	(21.2)	(17.1)	(53.3)	(52.6)
Other non-operating items, net	(6.6)	(3.4)	(13.4)	(9.4)
Income before income taxes	148.5	134.4	13.3	438.8
Income tax expense	(49.7)	(48.4)	(13.9)	(131.9)
Net income (loss)	98.8	86.0	(0.6)	306.9
Less: Net income attributable to non-controlling interest	0.5	0.6	1.0	1.0
Net income (loss) attributable to controlling interest	$98.3	$85.4	$(1.6)	$305.9

Net earnings (loss) per share – basic 1)	$1.13	$0.98	$(0.02)	$3.51
Net earnings (loss) per share – diluted 1)	$1.12	$0.98	$(0.02)	$3.50

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.3	87.2	87.3	87.2
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.5	87.3	87.3	87.4

Cash dividend per share – declared 2)	$—	$0.62	$0.62	$1.86
Cash dividend per share – paid	$—	$0.62	$0.62	$1.86

1)

Participating share awards with the right to receive dividend equivalents are (under the two-class method) excluded from the earnings per share calculation (see Note 11 to the unaudited condensed consolidated financial statements).

2)	On February 20, the Company declared a dividend of $0.62 per share for the second quarter of 2020. On April 2, 2020, the Company canceled its declared dividend for the second quarter of 2020.

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Net income (loss)	$98.8	$86.0	$(0.6)	$306.9
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	56.1	(71.6)	(19.1)	(44.7)
Net change in unrealized components of defined benefit plans	1.7	0.0	5.7	0.1
Other comprehensive income (loss), before tax	57.8	(71.6)	(13.4)	(44.6)
Tax effect allocated to other comprehensive loss	(0.6)	0.0	(1.8)	0.0
Other comprehensive income (loss), net of tax	57.2	(71.6)	(15.2)	(44.6)
Comprehensive income (loss)	156.0	14.4	(15.8)	262.3
Less: Comprehensive income attributable to non-controlling interest	1.0	0.1	1.3	0.6
Comprehensive income (loss) attributable to controlling interest	$155.0	$14.3	$(17.1)	$261.7

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,476.5	$444.7
Receivables, net	1,615.7	1,626.7
Inventories, net	713.8	740.9
Other current assets	230.5	189.8
Total current assets	4,036.5	3,002.1
Property, plant and equipment, net	1,779.1	1,815.7
Investments and other non-current assets	475.6	386.4
Operating lease right-of-use assets	137.3	156.8
Goodwill	1,389.6	1,387.9
Intangible assets, net	15.3	22.3
Total assets	$7,833.4	$6,771.2

Liabilities and equity
Short-term debt 1)	$1,025.5	$368.1
Accounts payable	912.4	950.6
Accrued expenses	1,011.0	824.7
Operating lease liabilities - current	35.9	37.8
Other current liabilities	236.5	229.0
Total current liabilities	3,221.3	2,410.2
Long-term debt 1)	2,007.1	1,726.1
Pension liability	239.2	240.2
Operating lease liabilities - non-current	102.0	119.4
Other non-current liabilities	150.5	152.9
Total non-current liabilities	2,498.8	2,238.6
Common stock	102.8	102.8
Additional paid-in capital	1,329.3	1,329.3
Retained earnings	2,282.8	2,283.5
Accumulated other comprehensive loss	(464.4)	(448.9)
Treasury stock	(1,150.7)	(1,157.5)
Total controlling interest's equity	2,099.8	2,109.2
Non-controlling interest	13.5	13.2
Total equity	2,113.3	2,122.4
Total liabilities and equity	$7,833.4	$6,771.2

1)	As of September 30, 2020, $600 million of the revolving credit facility loan was classified as short-term debt since it was repaid on October 2, 2020. See also Note 3 – Fair value measurements.

See Notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine months ended September 30
	2020	2019
Operating activities
Net (loss) income	$(0.6)	$306.9
Adjustments, non-cash items, to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	268.1	260.1
Deferred income taxes	(82.4)	2.4
Other non-cash items, net	(1.0)	0.8
Increase (decrease) in operating capital:
EC antitrust payment	—	(203.0)
Net change in operating assets and liabilities	163.2	(37.8)
Other, net	32.7	(1.0)
Net cash provided by operating activities	380.0	328.4

Investing activities
Expenditures for property, plant and equipment	(231.5)	(360.0)
Proceeds from sale of property, plant and equipment	3.0	1.9
Net cash used in investing activities	(228.5)	(358.1)

Financing activities
Net decrease in short-term debt 1)	(197.7)	(309.4)
Increase of long-term debt 1)	1,720.1	243.5
Repayment of long-term debt	(629.5)	—
Debt issuance cost	—	(0.3)
Dividends paid	(54.1)	(162.7)
Dividends paid to non-controlling interest	(1.0)	(1.1)
Common stock options exercised	0.2	0.3
Net cash provided by (used in) financing activities	838.0	(229.7)
Effect of exchange rate changes on cash and cash equivalents	42.3	(22.0)
Increase (decrease) in cash and cash equivalents	1,031.8	(281.4)
Cash and cash equivalents at beginning of period	444.7	615.8
Cash and cash equivalents at end of period	$1,476.5	$334.4

1)

As of September 30, 2020, $600 million of the revolving credit facility loan was classified as short-term debt in the Balance Sheet since it was repaid on October 2, 2020. See also Note 3 – Fair value measurements.

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED)

(Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2019	$102.8	$1,329.3	$2,283.5	$(448.9)	$(1,157.5)	$2,109.2	$13.2	$2,122.4
Comprehensive Income (loss):
Net income			74.8	—		74.8	0.1	74.9
Foreign currency translation adjustment			—	(101.6)		(101.6)	(0.2)	(101.8)
Pension liability			—	0.6		0.6	—	0.6
Total Comprehensive Income (loss)	—	—	74.8	(101.0)	—	(26.2)	(0.1)	(26.3)
Stock-based compensation			—	—	1.6	1.6	—	1.6
Cash dividends declared			(53.6)	—		(53.6)	—	(53.6)
Balances at March 31, 2020	102.8	1,329.3	2,304.7	(549.9)	(1,155.9)	2,031.0	13.1	2,044.1
Comprehensive Income (loss):
Net loss			(174.7)	—		(174.7)	0.4	(174.3)
Foreign currency translation adjustment			—	26.6		26.6	0.0	26.6
Pension liability			—	2.2		2.2	—	2.2
Total Comprehensive Income (loss)	—	—	(174.7)	28.8	—	(145.9)	0.4	(145.5)
Stock-based compensation			—	—	2.2	2.2	—	2.2
Cash dividends declared1)			54.2	—		54.2	—	54.2
Balances at June 30, 2020	102.8	1,329.3	2,184.2	(521.1)	(1,153.7)	1,941.5	13.5	1,955.0
Comprehensive Income:
Net income			98.3	—		98.3	0.5	98.8
Foreign currency translation adjustment			—	55.6		55.6	0.5	56.1
Pension liability			—	1.1		1.1		1.1
Total Comprehensive Income	—	—	98.3	56.7	—	155.0	1.0	156.0
Stock-based compensation			—	—	3.0	3.0	—	3.0
Dividends paid to non-controlling interest on subsidiary shares							(1.0)	(1.0)
Cash dividends declared			0.1			0.1		0.1
Other			0.2			0.2		0.2
Balances at September 30, 2020	$102.8	$1,329.3	$2,282.8	$(464.4)	$(1,150.7)	$2,099.8	$13.5	$2,113.3
1)	Reversal of canceled dividend declared for the second quarter of 2020 which was announced by the Company on April 2, 2020.

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2018	$102.8	$1,329.3	$2,041.8	$(423.2)	$(1,167.0)	$1,883.7	$13.1	$1,896.8
Comprehensive Income:
Net income			111.4	—		111.4	0.1	111.5
Foreign currency translation adjustment			—	20.5		20.5	0.3	20.8
Pension liability			—	0.1		0.1	—	0.1
Total Comprehensive Income	—	—	111.4	20.6	—	132.0	0.4	132.4
Stock-based compensation			—	—	1.6	1.6	—	1.6
Cash dividends declared			(54.3)	—		(54.3)	—	(54.3)
Distribution to Veoneer			(2.5)	—		(2.5)	—	(2.5)
Balances at March 31, 2019	102.8	1,329.3	2,096.4	(402.6)	(1,165.4)	1,960.5	13.5	1,974.0
Comprehensive Income:
Net income			109.1	—		109.1	0.3	109.4
Foreign currency translation adjustment			—	6.3		6.3	(0.2)	6.1
Pension liability			—	0.0		0.0	—	0.0
Total Comprehensive Income	—	—	109.1	6.3	—	115.4	0.1	115.5
Stock-based compensation			—	—	2.6	2.6	—	2.6
Cash dividends declared			(54.2)	—		(54.2)	—	(54.2)
Distribution to Veoneer			(0.2)	—		(0.2)	—	(0.2)
Balances at June 30, 2019	102.8	1,329.3	2,151.1	(396.3)	(1,162.8)	2,024.1	13.6	2,037.7
Comprehensive Income:
Net income			85.4	—		85.4	0.6	86.0
Foreign currency translation adjustment			—	(71.1)		(71.1)	(0.5)	(71.6)
Pension liability			—	0.0		0.0	—	0.0
Total Comprehensive Income (loss)	—	—	85.4	(71.1)	—	14.3	0.1	14.4
Stock-based compensation			—	—	2.5	2.5	—	2.5
Cash dividends declared			(54.2)	—		(54.2)	—	(54.2)
Dividends paid to non-controlling interest on subsidiary shares							(1.1)	(1.1)
Balances at September 30, 2019	$102.8	$1,329.3	$2,182.3	$(467.4)	$(1,160.3)	$1,986.7	$12.6	$1,999.3

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2020

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. The amendments in ASU 2018-15 are effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those annual years. The Company adopted ASU 2018-15 prospectively as of January 1, 2020 and the impact on the consolidated financial statements has not been material through September 30, 2020. The future impact of ASU 2018-15 will depend on the nature of the Company’s future cloud computing arrangements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

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

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions). The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of September 30, 2020 and December 31, 2019 related to the operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at September 30, 2020 and December 31, 2019 were foreign exchange swaps.

For the three month periods ended September 30, 2020 and September 30, 2019, the gains and losses recognized in other non-operating items, net were a loss of $17.7 million and a loss of $9.5 million, respectively, for derivative instruments not designated as hedging instruments. For the nine month periods ended September 30, 2020 and September 30, 2019, the gains and losses recognized in other non-operating items, net were a loss of $19.4 million and a loss of $6.9 million, respectively, for derivative instruments not designated as hedging instruments.

For the three and nine month periods ended September 30, 2020 and September 30, 2019, the gains and losses recognized as interest expense were immaterial.

	September 30, 2020						December 31, 2019
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$840.2	1)	$5.7	2)	$20.9	3)	$934.2	4)	$6.0	5)	$1.8	6)
Total derivatives not designated as hedging instruments	$840.2		$5.7		$20.9		$934.2		$6.0		$1.8

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $834.4 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $5.6 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $20.8 million.
4)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $860.6 million.
5)	Net amount after deducting for offsetting swaps under ISDA agreements is $5.8 million.
6)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.6 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	September 30, 2020		December 31, 2019
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,347.4	$1,443.5	$1,597.5	$1,671.1
Loans	659.7	675.8	128.6	128.6
Total	$2,007.1	$2,119.3	$1,726.1	$1,799.7

Short-term debt
Commercial paper	$0.0	$0.0	$230.7	$230.7
Short-term portion of long-term debt 2)	991.8	998.2	112.0	112.1
Overdrafts and other short-term debt	33.7	33.7	25.4	25.3
Total	$1,025.5	$1,031.9	$368.1	$368.1

1)	Debt as reported in balance sheet.
2)	Including $600 million revolving credit facility loan that was repaid on October 2, 2020.

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

For the three and nine month periods ended September 30, 2020 and September 30, 2019, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate in the third quarter of 2020 was 33.5% compared to 36.0% in the same quarter of 2019. Discrete tax items, net in the third quarter of 2020 had a favorable impact of 9.9%. In the third quarter of 2019, discrete tax items, net had an unfavorable impact of 0.2%. The effective tax rate for the first nine months of 2020 was 104.4% compared to 30.1% in the same period of 2019. The year to date 2020 tax rate was negatively impacted by unfavorable country mix and capacity alignment costs giving rise to losses with no tax benefit against a low level of reported pre-tax income. Discrete tax items, net for the first nine months of 2020 had a favorable impact of 187.5%, principally from one-time tax benefits recorded as a result of final U.S. tax regulations issued in the third quarter of 2020 against a low level of reported pre-tax income. In the same period of 2019, discrete tax items, net had a favorable impact of 0.2%.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and non-U.S. jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. federal income tax authorities for years prior to 2015. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2010.

As of September 30, 2020, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the first nine months of 2020, the Company recorded a net increase of $1.1 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. Of the total unrecognized tax benefits of $69.4 million recorded at September 30, 2020, $1.8 million is classified as current tax payable within Other current liabilities and $67.6 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (FIFO) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	September 30, 2020	December 31, 2019
Raw materials	$354.3	$366.3
Work in progress	266.0	257.4
Finished products	182.9	200.4
Inventories	803.2	824.1
Inventory valuation reserve	(89.4)	(83.2)
Total inventories, net of reserve	$713.8	$740.9

6. RESTRUCTURING

The Company recorded restructuring charges in the three month period ended September 30, 2020, mainly related to footprint optimization activities in Europe. The Company recorded restructuring charges in the nine month period ended September 30, 2020, mainly related to the structural efficiency program initiated in the second quarter of 2020 in the Americas and Europe and footprint optimization activities in Europe in the third quarter of 2020. For the three and nine month periods ended September 30, 2020, cash payments mainly relate to the structural efficiency program initiated in 2019.

As of September 30, 2020, approximately $60 million out of the $122.9 million in total reserve balance can be attributed to the structural efficiency program initiated in the second quarter of 2020. This program is expected to be concluded in 2021. Approximately $29 million of the balance can be attributed to footprint optimization activities in Europe in the third quarter of 2020. This program is expected to be concluded in 2023. The remaining balance mainly relates to the structural efficiency program initiated in 2019, whereof the main part is expected to be concluded in 2020.

The table below summarizes the change in the balance sheet position of the employee related restructuring reserves (dollars in millions). The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. Restructuring costs other than employee related costs are immaterial for all periods presented.

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Reserve at beginning of the period	$99.6	$40.3	$56.1	$33.4
Provision - charge	32.8	27.7	103.7	41.4
Provision - reversal	(2.0)	(0.2)	(9.4)	(0.3)
Cash payments	(11.6)	(15.2)	(32.0)	(21.7)
Translation difference	4.1	(1.8)	4.5	(2.0)
Reserve at end of the period	$122.9	$50.8	$122.9	$50.8

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

For the three and nine month periods ended September 30, 2020 and September 30, 2019, provisions and cash paid primarily relate to recall and warranty related issues. The decrease in the reserve balance as of September 30, 2020 compared to the beginning of the year was mainly due to cash payments.

Pursuant to the agreements entered into in connection with the spin-off of Veoneer, Inc. on June 29, 2018 (collectively, the “Spin-off Agreements”), Autoliv is required to indemnify Veoneer for recalls related to certain qualified Electronics products. At September 30, 2020, the indemnification liabilities are approximately $5 million included within Accrued expenses on the Condensed Consolidated Balance Sheets.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). Insurance receivables are included within Other current assets and Investments and other non-current assets on the Condensed Consolidated Balance Sheets.

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Reserve at beginning of the period	$57.9	$55.9	$72.1	$62.2
Change in reserve	5.3	9.4	16.0	17.5
Cash payments	(6.3)	(10.5)	(30.8)	(24.8)
Translation difference	0.7	(0.6)	0.3	(0.7)
Reserve at end of the period	$57.6	$54.2	$57.6	$54.2

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Service cost	$4.3	$4.5	$14.8	$13.5
Interest cost	4.4	5.1	13.9	15.4
Expected return on plan assets	(4.6)	(3.9)	(13.5)	(11.6)
Amortization of prior service (credit) cost	(0.4)	0.1	(1.3)	0.3
Amortization of actuarial loss	1.4	0.6	3.7	1.8
Settlement loss	4.2	—	4.2	—
Net Periodic Benefit Cost	$9.3	$6.4	$21.8	$19.4

The settlement loss in the third quarter of 2020 relates to the US qualified pension plan and was triggered by lump-sum payments for the nine month period ended September 30, 2020 in excess of the total of annual service costs and interest costs. The Service cost and Amortization of prior service cost components in the table above are reported in Operating Income in the Consolidated Statements of Income. The remaining components - Interest cost, Expected return on plan assets, Amortization of actuarial loss and Settlement loss - are reported as Other non-operating items, net in the Consolidated Statements of Income.

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

For the three and nine month periods ended September 30, 2020, the Company recorded approximately $3.0 million and $7.1 million, respectively, in stock-based compensation expense related to RSUs and PSs. During the three and nine month periods ended September 30, 2019, the Company recorded $2.0 million and $5.6 million, respectively, of stock-based compensation expense related to RSUs and PSs.

During the three month periods ended September 30, 2020 and September 30, 2019, approximately 6 thousand and 2 thousand shares of common stock from the treasury stock, respectively, were utilized by the Plan. During the nine month periods ended September 30, 2020 and September 30, 2019, approximately 92 thousand and 90 thousand shares of common stock from the treasury stock were utilized by the Plan.

11. EARNINGS PER SHARE

For the three month periods ended September 30, 2020 and September 30, 2019, approximately 0.0 million and 0.1 million awards, respectively, were excluded from the computation of the diluted EPS, since the inclusion of these awards would be antidilutive. For the nine month period ended September 30, 2020, shares in the diluted loss per share calculation represent basic shares due to the net loss. For the nine month period ended September 30, 2019, approximately 0.1 million awards were excluded from the computation of the diluted EPS, since the inclusion of these awards would be antidilutive.

The computation of basic and diluted EPS under the two-class method was as follows:

	Three months ended September 30		Nine months ended September 30
(In millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$98.3	$85.4	$(1.6)	$305.9
Participating share awards with dividend equivalent rights	-	-	-	-
Net income applicable to common shareholders	98.3	85.4	(1.6)	305.9
Earnings allocated to participating share awards1)	0.0	0.0	0.0	0.0
Net income attributable to common shareholders	$98.3	$85.4	$(1.6)	$305.9
Denominator: 1)
Basic: Weighted average common stock	87.3	87.2	87.3	87.2
Add: Weighted average stock options/ share awards	0.2	0.1	0.0	0.2
Diluted: 2)	87.5	87.3	87.3	87.4

Net earnings (loss) per share - basic	$1.13	$0.98	$(0.02)	$3.51

Net earnings (loss) per share - diluted2)	$1.12	$0.98	$(0.02)	$3.50

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

2)

The number of shares in the diluted loss per share calculation for the nine month period ended September 30, 2020 is the same as the number of shares used in the basic loss per share calculation due to the net loss.

12. RELATED PARTY TRANSACTIONS

The Company purchases finished goods from Veoneer. For the three month periods ended September 30, 2020 and September 30, 2019, related party purchases from Veoneer amounted to $19 million and $17 million, respectively. For the nine month periods ended September 30, 2020 and September 30, 2019 related party purchases from Veoneer amounted to $48 million and $54 million, respectively.

Amounts due to and due from related party as of September 30, 2020 and December 31, 2019, were as follows:

	As of
(Dollars in millions)	September 30, 2020	December 31, 2019
Related party receivables1)	$1.1	$2.8
Related party payables2)	23.9	9.7
Related party accrued expenses3)	5.6	7.7

1)	Included in Receivables, net in the Condensed Consolidated Balance Sheet.
2)	Included in Accounts payable in the Condensed Consolidated Balance Sheet.
3)	Included in Accrued expenses in the Condensed Consolidated Balance Sheet.

13. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three and nine month periods ended September 30, 2020 and September 30, 2019, were as follows.

Net Sales by Products	Three months ended September 30		Nine months ended September 30
(Dollars in millions)	2020	2019	2020	2019
Airbag Products and Other1)	$1,331.6	$1,349.3	$3,187.5	$4,232.7
Seatbelt Products1)	705.6	678.4	1,743.1	2,123.7
Total net sales	$2,037.2	$2,027.7	$4,930.6	$6,356.4
1) Including Corporate and other sales.

Net Sales by Region	Three months ended September 30		Nine months ended September 30
(Dollars in millions)	2020	2019	2020	2019
China	$425.2	$381.7	$989.1	$1,061.7
Japan	180.3	202.4	487.9	601.6
Rest of Asia	200.7	193.6	514.2	622.8
Americas	693.3	713.1	1,578.9	2,214.2
Europe	537.7	536.9	1,360.5	1,856.1
Total net sales	$2,037.2	$2,027.7	$4,930.6	$6,356.4

Contract balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three and nine month periods ended September 30, 2020 and September 30, 2019 were not material.

14. SUBSEQUENT EVENTS

There were no reportable events subsequent to September 30, 2020.

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

EXECUTIVE OVERVIEW

The Company is proud of the way it handled the COVID-19 crisis. The worst demand decline on record in the second quarter was followed by a faster than expected recovery in the third quarter, with its challenges of managing the supply chain in a safe and efficient way. The quarter started weak and volatile but gradually grew stronger and more stable and the Company managed to record higher sales, higher profits and higher cash flow compared to the third quarter 2019. The third quarter outcome reflects the Company’s efforts to come out of the crisis as a stronger company. The adjusted operating margin was the second highest for a third quarter in the past 10 years, the operating cash flow and free cash flow are the highest the Company has recorded in a third quarter and the Company’s net debt is the lowest since the spin-off of Veoneer. The strong performance was a result of good operational execution, effects of the Company’s Structural Efficiency Programs and crisis management in the second quarter leading to cost reductions which, although of a more temporary nature, still supported the Company’s third quarter performance.

The Company’s sales outperformed organically (non-U.S. GAAP measure) the global light vehicle production by almost 5%, with outperformance in all major regions. Backed by recent product launches, the Company expects a further pick up of outperformance in the fourth quarter, supporting a full year outperformance of around 6pp. As expected, order intake activity was slow in the third quarter, but the Company expects a very busy fourth quarter.

Although it is important to realize that the COVID-19 crisis is not behind us, and global uncertainty persists, business stability and visibility have nevertheless improved, which allows the Company to provide a full year guidance.

The Company’s Structural Efficiency Programs are on track and delivering savings. As part of the Company’s footprint optimization ambitions, the Company decided to close one plant in Germany and the Company will continue with further footprint optimization. With the health and safety of Autoliv employees as the Company’s first priority, the Company continues with more activities to further improve efficiency, optimizing the Company’s footprint and implementing the strategic initiatives outlined last year to support next year being a solid stepping stone on the journey to the Company’s 2022-24 targets.

Financial highlights in the third quarter of 2020

$2,037 million net sales

0.4% organic sales growth (Non-U.S. GAAP measure, see reconciliation table below)

8.6% operating margin

10.1% adjusted operating margin (Non-U.S. GAAP measure)

$1.12 EPS - an increase of $0.14

$1.48 adjusted EPS (Non-U.S. GAAP measure) - an increase of $0.18

Key business developments in the third quarter of 2020

•

Organic sales (Non-U.S. GAAP measure) increased by 0.4% which was 4.7pp higher than the change in global light vehicle production. Organically, all major regions developed better than LVP. Sales in China grew by 10.4% compared to 8.7% growth in LVP. Sales in Americas grew by 1.2% compared to the LVP decline of 4.3%. In Europe, LVP declined by 7.6% while our sales declined by 4.8%. Customer sourcing activity was, as expected, low in the quarter, with more than half of planned sourcing for the year expected in the fourth quarter. First nine months order intake supports a prolonged period of outgrowth.

•

Profitability improved as demand recovered and our cost reduction activities progressed according to plan. Adjusted operating margin (Non-U.S. GAAP measure) improved both vs. Q2 2020 and Q3 2019. The gross margin improved by 0.9pp compared to Q3 2019. Indirect workforce was reduced by around 4% vs. Q3 2019 and by around 2% vs. Q2 2020.

•

Strong cash flow and strengthened balance sheet. Operating cash flow of $352 million and free cash flow (Non-U.S. GAAP measure) of $276 million was significantly above Q3 2019 levels. Net debt (Non-U.S. GAAP measure) declined vs. a year earlier and the debt leverage ratio (Non-U.S. GAAP measure) of 2.4x improved vs. 2.9x in Q2 2020, although still higher than the 1.8x in Q3 2019. As of October 2, 2020, our Revolving Credit Facility is repaid and available for us to draw on as needed.

COVID-19 Pandemic Related Business Update

First nine months of 2020

The COVID-19 pandemic had a substantial impact on the Company’s operations in the first quarter, particularly in China, where most of its customers’ plants were closed for several weeks in February and operated at low levels in March. In Europe and North America, sales declined substantially in the second half of March as the pandemic led to customer plant closures. A large number of customer plants were closed in April and parts of May, followed by a ramp-up in June. According to IHS, global light vehicle production (LVP) declined by 24% in the first nine months of 2020 vs. the same period the prior year. The decline in global LVP and the slow and volatile restart and ramp-up had a significant impact on the Company’s sales and profitability in the first six months of 2020 while it managed to achieve improvements in sales, profitability and cash flow in the third quarter as its cost reduction initiatives and positive sales development more than offset the 4% global LVP decline in the third quarter.

Liquidity and management actions undertaken to manage this challenging period

During the first six months of 2020, Autoliv undertook a number of actions to support employee health and safety, corporate liquidity, cash flow and profitability. Actions included introducing a Smart Start Playbook for safe re-start and ramp-up, investing in employee safety equipment and re-designing production lines and work places as necessary. Other initiatives included drawing on the Revolving Credit Facility (which is now fully repaid), withdrawing full year guidance (now provided again), extensive use of furloughing (very limited use today), reducing headcount, sharply reducing capital expenditures, close monitoring of working capital, reducing or suspending discretionary spending and accelerated cost savings initiatives, cancelling the dividend and suspending future dividends, although the Board of Directors will review such suspension on a quarterly basis. Direct COVID-19 related costs, such as personal protective equipment, temporary supplier support and premium freight, were around $10 million in the second quarter and around $5 million in the third quarter. Support from governments in connection with furloughing, short-term work weeks and similar activities was around $25 million in the second quarter and around $10 million in the third quarter.

Current situation

In all regions, the automotive industry, including Autoliv, are in different stages of ramp-up of operations. Visibility and predictability of customer demand has improved but is still limited, particularly regarding the sustainability of current demand levels, including the effects on LVP of inventory build-ups, government vehicle subsidies and the risks of another wave of COVID-19 infections in one or more of the regions where the Company operates or has customers or suppliers.

While we continue to focus on health and safety and cost optimization, we are ramping up production in coordination with our customers and suppliers. Below is a summary of our current view of our three most important regions.

China: LVP was above pre-crisis production levels in the second and third quarter. IHS forecasting 5% year-over-year decline in LVP in the fourth quarter, the decrease mainly a result of high LVP in Q4 2019.

Europe: LVP development has improved gradually from second quarter’s year-over-year decline of 60% to a 8% decline in the third quarter according to IHS, which forecasts around 1% year-over-year decline in LVP in the fourth quarter.

North America: LVP development has improved gradually from second quarter’s year-over-year decline of 68% to unchanged in the third quarter according to IHS, which forecasts around 1% year-over-year decline in LVP in the fourth quarter. Inventory levels are still low in North America.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended		Nine months ended
	or as of September 30		or as of September 30
	2020	2019	2020	2019
Total parent shareholders’ equity per share	$24.05	$22.78	$24.05	$22.78
Capital employed 1)	3,686	3,781	3,686	3,781
Net debt 2)	1,573	1,781	1,573	1,781

Operating working capital 2)	379	620	379	620
Operating working capital relative to sales, % 10)	5.3	7.2	5.3	7.2

Gross margin, % 3)	19.6	18.7	15.1	18.2
Operating margin, % 4)	8.6	7.6	1.5	7.8

Return on total equity, % 5)	19.4	17.1	0.0	20.7
Return on capital employed, % 6)	18.7	16.2	2.7	18.0

Headcount at period-end 7)	65,300	64,900	65,300	64,900

Days receivables outstanding 8)	73	75	90	72
Days inventory outstanding 9)	36	37	45	35

1)	Total equity and net debt.
2)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Sources of Capital”.
3)	Gross profit relative to sales.
4)	Operating income relative to sales.
5)	Net income (loss) relative to average total equity.
6)	Operating income and income from equity method investments, relative to average capital employed.
7)	Employees plus temporary, hourly personnel.
8)	Outstanding receivables relative to average daily sales.
9)	Outstanding inventory relative to average daily sales.
[1]0)	Latest 12 months of net sales. For 2019 excluding EC antitrust non-cash provision.

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED WITH THREE MONTHS ENDED SEPEMBER 30, 2019

Consolidated Sales

	Three months ended September 30			Components of change in net sales
	2020	2019	Reported change	Currency effects 1)	Organic 3)
Airbags and other 2)	$1,331.6	$1,349.3	(1.3)%	(0.1)%	(1.2)%
Seatbelts 2)	705.6	678.4	4.0%	0.3%	3.7%
Total	$2,037.2	$2,027.7	0.5%	0.1%	0.4%

Asia	$806.2	$777.7	3.7%	0.4%	3.3%
Whereof: China	425.2	381.7	11.4%	1.0%	10.4%
Japan	180.3	202.4	(10.9)%	0.9%	(11.8)%
Rest of Asia	200.7	193.6	3.7%	(1.4)%	5.1%
Americas	693.3	713.1	(2.8)%	(4.0)%	1.2%
Europe	537.7	536.9	0.1%	4.9%	(4.8)%
Total	$2,037.2	$2,027.7	0.5%	0.1%	0.4%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.
3)	Non-U.S. GAAP measure.

Sales by product - Airbags

Sales of side airbags increased slightly, mainly from most types of side airbags in South Korea and inflatable curtains and chest airbags in China. Sales of frontal airbags decreased slightly, due to weak sales of passenger airbags in Japan and ASEAN. Sales of inflators, including inflator replacements, decreased by around $20 million.

Sales by product - Seatbelts

Seatbelt sales organic growth (Non-U.S. GAAP measure) mainly reflects positive development with pretensioner seatbelts, especially in North America, China and Japan. Europe was the only large region with organic seatbelt sales decline.

Sales by Region

Our global organic sales (Non-U.S. GAAP measure) increased by 0.4% compared to the LVP decline of 4.3% (according to IHS). Sales increased organically in China, Rest of Asia and Americas and decreased in Europe and Japan. Our organic sales development outperformed LVP in all major regions - by almost 6pp in Americas, by almost 3pp in Europe and by almost 2pp in China.

Q3 2020 Organic growth1)	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	1.2%	(4.8)%	10.4%	(11.8)%	5.1%	0.4%
Main growth drivers	Tesla, Toyota, VW	PSA, Toyota	GM, VW, Honda	Suzuki, Toyota, Honda	Hyundai/Kia, GM, Tata	Toyota, Tesla, GM, VW
Main decline drivers	Inflators, Nissan, FCA	Daimler, Renault, BMW	Daimler, Nissan, Mitsubishi	Mitsubishi, Nissan, Mazda	Mitsubishi, Toyota	Mitsubishi, Nissan, Daimler, Inflators

1)	Non-U.S. GAAP measure.

Light Vehicle Production Development

Change vs. same quarter last year

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	(4.3)%	(7.6)%	8.7%	(11.8)%	(16.8)%	(4.3)%
1) Source: IHS October 2020.

Earnings

	Three months ended September 30
(Dollars in millions, except per share data)	2020	2019	Change
Net Sales	$2,037.2	$2,027.7	0.5%
Gross profit	399.7	379.1	5.4%
% of sales	19.6%	18.7%	0.9	pp
S, G&A	(91.7)	(97.7)	(6.1)%
% of sales	(4.5)%	(4.8)%	(0.3	)pp
R, D&E, net	(101.6)	(99.1)	2.5%
% of sales	(5.0)%	(4.9)%	0.1	pp
Amortization of Intangibles	(2.4)	(2.9)	(17.2)%
Other income (expense), net	(29.5)	(25.6)	15.2%
Operating income	174.5	153.8	13.5%
% of sales	8.6%	7.6%	1.0	pp
Adjusted operating income1)	205.6	182.5	12.7%
% of sales	10.1%	9.0%	1.1	pp
Financial and non-operating items, net	(26.0)	(19.4)	34.0%
Income before taxes	148.5	134.4	10.5%
Tax rate	33.5%	36.0%	(2.5	)pp
Net income	98.8	86.0	14.9%
Earnings per share, diluted2)	1.12	0.98	14.3%
Adjusted earnings per share, diluted1),2)	1.48	1.30	13.8%

1)	Non-U.S. GAAP measure, excluding costs for capacity alignment and antitrust related matters and in 2019 separation of our business segments.
2)	Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

Third quarter 2020 development

Gross profit increased by $21 million and the gross margin increased by 0.9pp compared to the same quarter 2019. The gross margin increase was primarily driven by labor and direct materiel productivity.

S,G&A declined by $6 million, or 6%, compared to the prior year, mainly due to lower costs for personnel, including consultants.

R,D&E, net costs increased by $3 million compared to the prior year, as reduced personnel costs was more than offset by negative effect from lower engineering income and miscellaneous items.

Other income (expense), net was negative $30 million, mainly relating to restructuring activities in Europe.

Operating income increased by $21 million compared to the same period in 2019, as a consequence of the higher gross profit and lower costs for S,G&A being partly offset by higher costs in Other income (expense), net and R,D&E, net.

Adjusted operating income (Non-U.S. GAAP measure) increased by $23 million compared to the prior year, mainly due to the higher gross profit and lower costs for S,G&A being partly offset by higher costs for R,D&E, net.

Financial and non-operating items, net costs were $7 million higher vs. Q3 2019, mainly as a result of higher interest expense due to higher debt and higher pension related expenses.

Income before taxes increased by $14 million compared to the prior year, mainly due to the higher operating income.

Tax rate was 33.5%, compared to 36.0% in the same quarter last year, impacted by losses without tax benefit and an unfavorable country mix.

Earnings per share, diluted increased by $0.14 compared to a year earlier, where the main drivers were $0.17 from higher adjusted operating income (Non-U.S. GAAP measure) and $0.06 from lower tax partly offset by $0.04 in higher capacity alignment accruals and $0.05 from higher costs for financial items.

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2019

Consolidated Sales

	Nine months ended September 30			Components of change in net sales
	2020	2019	Reported change	Currency effects 1)	Organic 3)
Airbags and other 2)	$3,187.5	$4,232.7	(24.7)%	(1.8)%	(22.9)%
Seatbelts 2)	1,743.1	2,123.7	(17.9)%	(2.1)%	(15.8)%
Total	$4,930.6	$6,356.4	(22.4)%	(1.9)%	(20.5)%

Asia	$1,991.2	$2,286.1	(12.9)%	(1.3)%	(11.6)%
Whereof: China	989.1	1,061.7	(6.8)%	(1.8)%	(5.0)%
Japan	487.9	601.6	(18.9)%	1.4%	(20.3)%
Rest of Asia	514.2	622.8	(17.4)%	(2.9)%	(14.5)%
Americas	1,578.9	2,214.2	(28.7)%	(3.5)%	(25.2)%
Europe	1,360.5	1,856.1	(26.7)%	(0.8)%	(25.9)%
Total	$4,930.6	$6,356.4	(22.4)%	(1.9)%	(20.5)%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.
3)	Non-U.S. GAAP measure.

Sales by Product - Airbags

Sales of all our airbag products except textiles declined organically (Non-U.S. GAAP measure) by between 17% and 58% in the first nine months of the year, reflecting the 23.9% decline in LVP. Textiles increased by 51%, reflecting new sales of textiles for manufacturing of personal protection equipment. Inflator sales declined organically (Non-U.S. GAAP measure) by around 58%.

Sales by Product - Seatbelts

Japan showed a slight organic seatbelt sales growth (Non-U.S. GAAP measure), while all other regions showed organic sales declines between 5% and 31%.

Sales by Region

The global organic sales (Non-U.S. GAAP measure) decline of 20.5% was 3.4pp better than LVP (according to IHS). Sales declined organically in all regions. The largest organic sales decline drivers were Americas and Europe, followed by Japan, Rest of Asia and China. Our organic sales (Non-U.S. GAAP measure) development outperformed LVP in all regions - by 5.5pp in China, by 4.3pp in Americas and by 3.6pp in Europe.

First nine months 2020 Organic growth1)	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	(25.2)%	(25.9)%	(5.0)%	(20.3)%	(14.5)%	(20.5)%
Main growth drivers	Tesla, Mazda	Inflators	GM, Ford, Toyota	Suzuki, Honda	GM, Renault	Tesla
Main decline drivers	FCA, Honda, Nissan, Inflators	Daimler, VW, Renault, BMW	Nissan, Great Wall, Inflators	Mitsubishi, Nissan, Mazda	Mitsubishi, Suzuki, Toyota	FCA, Nissan, Daimler, Honda, Inflators

Light Vehicle Production Development

Change vs. same period last year

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	(29.5)%	(29.5)%	(10.5)%	(21.9)%	(31.3)%	(23.9)%
1) Source: IHS October 2020.

Earnings

	Nine months ended September 30
(Dollars in millions, except per share data)	2020	2019	Change
Net Sales	$4,930.6	$6,356.4	(22.4)%
Gross profit	745.1	1,157.6	(35.6)%
% of sales	15.1%	18.2%	(3.1	)pp
S, G&A	(283.7)	(300.2)	(5.5)%
% of sales	(5.8)%	(4.7)%	1.1	pp
R, D&E, net	(292.2)	(323.5)	(9.7)%
% of sales	(5.9)%	(5.1)%	0.8	pp
Amortization of Intangibles	(7.5)	(8.6)	(12.8)%
Other income (expense), net	(86.4)	(28.8)	200.0%
Operating income	75.3	496.5	(84.8)%
% of sales	1.5%	7.8%	(6.3	)pp
Adjusted operating income1)	170.2	532.1	(68.0)%
% of sales	3.5%	8.4%	(4.9	)pp
Financial and non-operating items, net	(62.0)	(57.7)	7.5%
Income before taxes	13.3	438.8	(97.0)%
Tax rate	104.4%	30.1%	74.3	pp
Net (loss) income	(0.6)	306.9	(100.2)%
(Loss) earnings per share, diluted2)	(0.02)	3.50	(100.6)%
Adjusted earnings per share, diluted1),2)	0.95	3.87	(75.5)%

1)	Non-U.S. GAAP measure, excluding costs for capacity alignment and antitrust related matters and in 2019 separation of our business segments.
2)	Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

First nine months 2020 development

Gross profit declined by $413 million and the gross margin declined by 3.1pp compared to the same period 2019. The gross margin decline was primarily driven by lower sales and lower utilization of our assets from the decline in LVP. The sharp sales decline followed by a volatile restart and ramp-up with limited visibility and predictability had a significant effect on our gross margin, despite significant reductions in costs for material and labor.

S,G&A decreased by $17 million, or by 6%, mainly due to lower personnel costs.

R,D&E, net declined by $31 million, or by 10%, mainly due to positive year-over-year effects from lower personnel costs due to reduced headcount and furloughing.

Other income (expense), net costs increased by $58 million compared to a year earlier, mainly due to higher accruals for restructuring activities in the first nine months of 2020 compared to a year earlier. The accruals are mainly related to future reductions of our indirect workforce.

Operating income decreased by $421 million, mainly as a consequence of the declines in gross profit and other income (expense), net, partly offset by lower costs for S,G&A and R,D&E, net.

Adjusted operating income (Non-U.S. GAAP measure) decreased by $362 million, mainly due to the lower gross profit, partly offset by lower costs for S,G&A and R,D&E, net.

Financial and non-operating items, net costs were $4 million higher than a year earlier, mainly due to unfavorable effects of exchange rate changes and higher pension related expenses.

Income before taxes decreased by $426 million, as a consequence of lower operating income.

Tax rate was 104.4%, compared to 30.1% last year, impacted by unfavorable country mix and losses without tax benefit.

Earnings per share, diluted decreased by $3.52 where the main drivers were $2.89 from lower adjusted operating income and $0.60 from higher capacity alignment accruals.

LIQUIDITY AND SOURCES OF CAPITAL

Third quarter 2020 development

Operating working capital (Non-U.S. GAAP measure) was 5.3% of sales compared to 7.2% of sales a year earlier, mainly as a consequence of more positive effects from accounts receivables, inventories and various accruals vs. the prior year. The Company targets that operating working capital in relation to the last 12-month sales should not exceed 10%.

Operating cash flow was $352 million, compared to $195 million a year earlier. The improvement was mainly due to more positive effects from changes in accounts payable and accrued expenses, inventories and income taxes partly offset by more negative effect from receivables and other assets vs. the prior year.

Capital expenditure, net was 38% lower than a year earlier, reflecting our efforts to reduce capital expenditure to support cash flow. Capital expenditure, net in relation to sales was 3.8% vs. 6.0% a year earlier.

Free cash flow (Non-U.S. GAAP measure) amounted to $276 million, compared to $73 million a year earlier. The increase was due to the higher operating cash flow and lower capital expenditure, net.

Cash conversion (Non-U.S. GAAP measure) defined as free cash flow (Non-U.S. GAAP measure) in relation to net income, was 279%, driven by the high level of free cash flow.

Net debt (Non-U.S. GAAP measure) was $1,573 million as of September 30, 2020, which was $208 million lower than a year earlier and $265 million lower compared to June 30, 2020.

Liquidity position At September 30, 2020, the cash balance was $1.5 billion, and including committed, unused loan facilities, our liquidity position was $2.0 billion. On October 2, 2020, the Revolving Credit Facility was fully repaid through a $600 million payment. Remaining debt maturing in 2020 is $117 million, with another $275 million maturing in 2021.

Leverage ratio (Non-U.S. GAAP measure) Autoliv’s policy is to maintain a leverage ratio commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt (Non-U.S. GAAP measure) adjusted for pension liabilities in relation to adjusted EBITDA (Non-U.S. GAAP measure). The long-term target is to maintain a leverage ratio of around 1x within a range of 0.5x to 1.5x. As of September 30, 2020, the Company had a leverage ratio of 2.4x, compared to 1.8x at September 30, 2019 as a lower net debt was more than offset by a lower adjusted 12 month trailing EBITDA vs. a year earlier. At June 30, 2020, the leverage ratio was 2.9x.

Total equity increased by $114 million compared to September 30, 2019 mainly due to $155 million in net income and $28 million from positive foreign exchange effects, partly offset by $55 million in dividends.

First nine months 2020 development

Operating cash flow was $380 million compared to $328 million a year earlier. The improvement was primarily a result of more positive effects from changes in working capital in 2020 and the EC antitrust payment of $203 million in Q2 2019, partly offset by a lower net income in 2020.

Capital expenditure, net of $229 million was 36% lower than a year earlier, reflecting efforts to reduce capital expenditure to support cash flow. Capital expenditure, net in relation to sales was 4.6% compared to 5.6% in the same period 2019.

Free cash flow (Non-U.S. GAAP measure) amounted to $152 million compared to $30 million negative a year earlier, where the improvement was due to the higher operating cash flow and lower capital expenditure, net.

Cash conversion (Non-U.S. GAAP measure) defined as free cash flow (Non-U.S. GAAP measure) in relation to net income, was not meaningful in the first half year as net income was close to zero.

Non-U.S. GAAP measures

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted EPS”

(Dollars in millions, except per share data)

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$174.5	$31.1	$205.6	$153.8	$28.7	$182.5
Operating margin, %	8.6	1.5	10.1	7.6	1.4	9.0
Earnings per share, diluted	1.12	0.36	1.48	0.98	0.32	1.30

1)	Including costs for capacity alignment and antitrust related matters and in 2019 separation of our business segments.

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$75.3	$94.9	$170.2	$496.5	$35.6	$532.1
Operating margin, %	1.5	2.0	3.5	7.8	0.6	8.4
(Loss) earnings per share, diluted	(0.02)	0.97	0.95	3.50	0.37	3.87

1)	Including costs for capacity alignment and antitrust related matters and in 2019 separation of our business segments.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three months ended September 30, 2020		Three months ended September 30, 2019
	Millions	Per share	Millions	Per share
Capacity alignment	$30.9	$0.36	$27.4	$0.31
Antitrust related matters	0.2	0.00	0.1	0.00
Separation costs	–	–	1.2	0.01
Total adjustments to operating income	$31.1	$0.36	$28.7	$0.32
Tax on non-U.S. GAAP adjustments1)	0.0	0.00	(0.4)	0.00
Total adjustments to net income	31.1	0.36	28.3	0.32

1)	The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

	Nine months ended September 30, 2020		Nine months ended September 30, 2019
	Millions	Per share	Millions	Per share
Capacity alignment	$94.4	$1.08	$40.5	$0.46
Antitrust related matters	0.5	0.01	(6.1)	(0.07)
Separation Costs	–	–	1.2	0.01
Total adjustments to operating income	94.9	1.09	35.6	0.40
Tax on non-U.S. GAAP adjustments1)	(9.9)	(0.12)	(3.0)	(0.03)
Total adjustments to net income	$85.0	$0.97	$32.6	$0.37

1)	The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

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

Reconciliation of U.S. GAAP financial measure to “Operating working capital”

(Dollars in millions)

	September 30, 2020	September 30, 2019	December 31, 2019
Total current assets	$4,036.5	$2,908.8	$3,002.1
Total current liabilities	(3,221.3)	(2,304.8)	(2,410.2)
Working capital	815.2	604.0	591.9
Cash and cash equivalents	(1,476.5)	(334.4)	(444.7)
Short-term debt	1,025.5	289.9	368.1
Derivative (asset) and liability, current	15.1	5.9	(4.2)
Dividends payable 1)	–	54.1	54.1
Operating working capital	$379.3	$619.5	$565.2

1)	On April 2, 2020, the Company canceled its declared dividend for the second quarter of 2020 and no additional dividends have been declared in 2020.

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	September 30, 2020	September 30, 2019	December 31, 2019
Short-term debt	$1,025.5	$289.9	$368.1
Long-term debt	2,007.1	1,815.1	1,726.1
Total debt	3,032.6	2,105.0	2,094.2
Cash and cash equivalents	(1,476.5)	(334.4)	(444.7)
Debt issuance cost/Debt-related derivatives, net	17.0	10.7	0.3
Net debt	$1,573.1	$1,781.3	$1,649.8

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

Calculation of “Leverage ratio”

(Dollars in millions)

	September 30, 2020	September 30, 2019	December 31, 2019
Net debt1)	$1,573.1	$1,781.3	$1,649.8
Pension liabilities	239.2	199.9	240.2
Debt per the Policy	1,812.3	1,981.2	1,890.0

Net income2)	155.3	216.1	462.8
Less; Net loss from discontinued operations2)	–	(2.0)	–
Net income continuing operations2)	155.3	214.1	462.8
Income taxes 2)	67.6	226.8	185.6
Interest expense, net2,3)	65.6	67.0	65.9
Depreciation and amortization of intangibles2)	358.6	348.8	350.6
Antitrust related matters, capacity alignment and separation costs[2]	107.8	254.5	48.6
EBITDA per the Policy	$754.9	$1,111.2	$1,113.5
Leverage ratio	2.4	1.8	1.7

1)	Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.
2)	Latest 12-months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.

Headcount

	September 30, 2020	June 30, 2020	September 30, 2019
Headcount	65,300	61,800	64,900
Whereof:
Direct workers in manufacturing	72%	70%	71%
Best cost countries	81%	81%	80%
Temporary personnel	9%	6%	9%

Compared to June 30, 2020, total headcount (permanent employees and temporary personnel) increased by 3,522. The increase in the quarter was driven by an increase of around 9% of the direct workforce reflecting a sharp increase in light vehicle production compared to second quarter 2020. The indirect workforce decreased by around 2%, reflecting our Structural Efficiency Programs. Compared to a year ago, total headcount increased by 0.6%, driven by an increase of around 3% of the direct workforce and a reduction of 4% of the indirect workforce.

Full year 2020 indications

The Company’s organic sales growth and adjusted operating margin outlook indications for 2020 reflect continuing uncertainty in the automotive markets and are mainly based on our customer call-offs and light vehicle production according to IHS.

Financial measure	Full year indication
Net sales growth	Around (14.5)%
Organic sales growth	Around (13)%
Adjusted operating margin 1)	Around 6.0%
R,D&E, net % of sales	Above 2019 level
Tax rate 2)	Around 40%
Operating cash flow 2)	Below 2019 level
Capex, net % of sales	Below 2019 level
Leverage ratio at year-end	Above target range
1) Excluding costs for capacity alignments and antitrust related matters.

2)Excluding unusual items.

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

OTHER RECENT EVENTS

Key launches in the Third Quarter of 2020

•	Cadillac Escalade: Steering Wheel and Driver/Passenger Airbags.
•	Mercedes S-Class: Steering Wheel, Driver/Passenger Airbags, Bag In Belt and Pyrotechnical Safety Switch.
•	VW ID.3: Steering Wheel, Driver/Passenger Airbags and Seatbelts.
•	Citroen C4: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags and Seatbelts.
•	Hyundai Tucson: Driver/Passenger Airbags, Head/Inflatable Curtain Airbags and Seatbelts.
•	Nissan Rogue/X-Trail: Driver/Passenger Airbags, Knee Airbag and Front Center Airbag.
•	Ford F-150: Driver/Passenger Airbags, Side Airbags and Head/Inflatable Curtain Airbags.
•	Ford Bronco: Driver/Passenger Airbags, Knee Airbag, Side Airbags and Seatbelts.
•	Ford Mustang Mach-E: Driver/Passenger Airbags, Knee Airbag, Side Airbags and Seatbelts.

Other Items

•

On August 3, 2020, Autoliv announced the appointment of Laurie Brlas as an independent member to its Board of Directors. Ms Brlas is a certified public accountant that has held CFO positions in Newmont Mining Corporation and Cliffs Natural Resources and currently serves on the board of directors of Albemarle Corporation, Exelon Corporation and Graphic Packaging Holding Company.

•

On October 1, 2020, Autoliv announced the promotion of Colin Naughton to the position of President, Asia and a member of Autoliv’s Executive Management Team. The promotion is expected to be effective on November 1, 2020 as Brad Murray, current President of Autoliv Asia, has chosen to return to the United States after a multi-decade career in Japan. Colin has extensive experience leading large-scale operations and driving positive results for nearly two decades. He began his career at Autoliv in 1995, progressing into various Sales, Engineering and Operations leadership roles in several of Autoliv's locations in Asia. Colin will relocate from Thailand to Japan, where the Autoliv Asia Division is headquartered.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.

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

The Company’s ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic. The Company is continually monitoring and assessing the COVID-19 pandemic on the its internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS

Except as set forth below, as of September 30, 2020, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.

We face risks related to the novel coronavirus (COVID-19) pandemic that have, and are expected to continue to have, an adverse impact on our business and financial performance

The COVID-19 pandemic has created significant volatility in the global economy and led to significant reduced economic activity and employment and has disrupted, and may continue to disrupt, the global automotive industry and customer sales, production volumes and purchases of light vehicles by end-consumers. The spread of COVID-19 has also caused disruptions in the manufacturing, delivery and overall supply chains of automobile manufacturers and suppliers. Global light vehicle production has decreased significantly and some vehicle manufacturers have slowed down, completely shutdown manufacturing operations for a period of time and/or restarted production in some countries and regions. As a result, we have modified our production schedules and have experienced, and may continue to experience, delays in the production and distribution of our products and a decline in sales to our customers. As production resumes by us and our customers, production volumes have been and may continue to be volatile. We have also taken protective measures to modify our production environment to ensure the health and safety of our workers which has had an impact on our productivity. Additionally, if the global economic effects caused by the pandemic continue or increase, overall customer demand may continue to decrease, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, if a significant portion of our workforce or our customers’ workforce is affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures would halt or delay production.

The full extent of the effect of the pandemic on us, our customers, our supply chain and our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak or subsequent outbreaks. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected. In particular, if COVID-19 continues to spread or re-emerges, particularly in the United States, Europe and China, where our operations are most concentrated, resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience, among other things:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the quarter ended September 30, 2020, the Company made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000. Under the existing authorization, 2,986,288 shares may be repurchased. The stock repurchase program does not have an expiration date.

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

4.12

Amended and Restated Agency Agreement, dated February 21, 2020, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

10.1*+	Amendment, effective November 1, 2020, to Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Bradley J. Murray.

10.2*+	Employment Agreement, effective as of August 17, 2020, by and between Autoliv AB and Mikael Hagström.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2020

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)