Form 10-K
period 2020-12-31
AUTOLIV INC
filed 2021-02-19
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐   No:  ☒

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. held by non-affiliates as of the last business day of the second fiscal quarter of 2020 amounted to $5,634 million.

Number of shares of Common Stock outstanding as of February 10, 2021: 87,362,501.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the annual stockholders’ meeting to be held on May 12, 2021, to be dated on or around March 28, 2021 (the “2021 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2021 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

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

Including joint venture operations, Autoliv has approximately 65 production facilities in 25 countries and its customers include the world’s largest car manufacturers. Autoliv’s sales in 2020 were $7.4 billion, approximately 65% of which consisted of airbag and steering wheel products and approximately 35% of which consisted of seatbelt products. Our business is conducted in the following geographical regions: Europe, the Americas, China, Japan and the Rest of Asia (ROA).

Autoliv’s head office is located in Stockholm, Sweden, where we currently employ approximately 70 people. At December 31, 2020, Autoliv had approximately 61,000 employees worldwide, and a total headcount of approximately 68,000, which includes 7,000 temporary personnel.

Additional information required by this Item 1 regarding developments in the Company’s business during 2020 is contained under Item 7 in this Annual Report.

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

Seatbelts can reduce the overall risk of serious injuries in frontal crashes by as much as 60% due to advanced seatbelt technologies such as pretensioners and load limiters.

Autoliv also manufactures steering wheels that are crafted to ensure they meet safety requirements and are functional as well as stylish.

Market and Competition

Consumer research clearly shows that consumers want safe vehicles, and several significant trends are likely to have a positive influence on overall safety content per vehicle. These include:

1)	Society becoming increasingly focused on Vision Zero, which includes a goal of reducing traffic fatalities and their associated costs;
2)	Demographic trends of increased urbanization, aging driver populations and increased safety focus in growth markets;

3)	Evolving government regulations and test rating systems to improve the safety of vehicles in various markets, such as the updated Euro New Car Assessment Program (NCAP), China NCAP and USNCAP; and
4)

The trend towards autonomous driving vehicles will add new demands, and to provide protection of occupants in new seating positions, regardless of how a driver or other passenger are seated, will require new and more complex solutions.

The automotive safety market is driven by two primary factors: light vehicle production (LVP) and content per vehicle (CPV).

The first growth driver, LVP, has increased at an average annual growth rate of around 1.3% since the start of Autoliv in 1997 despite the substantial drop in LVP in 2020 due to the COVID-19 pandemic. LVP is forecasted to grow to close to 88 million by 2023 from approximately 72 million in 2020, as the market is expected to recover from the effects of the COVID-19 pandemic, according to IHS Markit.

Unlike LVP, where Autoliv can only aim to be on the best-selling platforms, Autoliv can influence CPV more directly by continuously developing and introducing new technologies with higher value-added features. Over the long term, this increases average safety CPV and has caused our markets to grow faster than the LVP.

Since 1997, the Company’s sales compound annual growth rate (CAGR) for passive safety has been 4.4% compared to the market rate of around 1.9% which includes an LVP growth of around 1.3%. Our outperformance is a result of a steady flow of new passive safety technologies, strong focus on quality and a superior global footprint both in products and engineering. This has enabled Autoliv to increase its market share from 27% in 1997 to 42% in 2020.

In the Developed Markets (Western Europe, North America, Japan and South Korea) the CPV is around $300. CPV growth in these regions will mainly come from new safety systems such as active seatbelts, knee airbags and front-center airbags along with improved protection for pedestrians and rear-seat occupants like bag-in-belt or more advanced seatbelts.

In our Growth Markets (all markets other than the Developed Markets), we see great opportunities for CPV growth from more airbags and advanced seatbelt products. Average CPV in our Growth Markets is around $190, approximately $110 less than in the Developed Markets.

As a result of higher installation rates of airbags, more advanced seatbelt products and more complex steering wheels, CPV is expected to increase at a similar pace in both Developed and Growth markets over the next 3-4 years. LVP in Growth Markets is expected to increase faster than in the Developed Markets during the same period. Despite a negative LVP mix effect from higher growth in low CPV markets, the annual passive safety market (seatbelts and airbags, including steering wheels), is expected to grow from around $17 billion in 2020 to more than $23 billion over the next 3-4 years, based on the current macro-economic outlook and our internal market intelligence and estimates. The highest growth rate is expected in steering wheels, where Autoliv has a global market share of around 37%, generated by the trend toward higher-value steering wheels with leather and additional features.

In seatbelts, Autoliv has reached a global market share of around 44%, primarily due to being the technology leader with several important innovations such as pretensioners and active seatbelts. Our strong market position is also a reflection of our superior global footprint. Seatbelts are the primary life-saving safety product and are also an important requirement in low-end vehicles for the Growth Markets. This provides us with an excellent opportunity to benefit from the expected growth in this segment of the market.

The market for airbags, where Autoliv has a market share of around 42%, is expected to grow mainly as result of higher installation rates of inflatable curtains, side airbags and knee airbags. Additionally, the new front center airbag is expected to start to contribute to the market growth.

Our competitors

Autoliv is the clear market leader in passive safety with an estimated global market share of 42%.

ZF, our largest competitor, is a global leader in driveline and chassis technology as well as in passive safety technologies, and is one of the largest global automotive suppliers.

Our second largest competitor is U.S.-based Joyson Safety Systems (JSS). JSS is a Chinese owned company and is the result of the merger between Key Safety Systems (KSS) and Takata Corporation after KSS acquired Takata in 2018.

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

Manufacturing and Production

See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, propellant, initiators, textile cushions, webbing, pressed steel parts, springs and overmoulded steel parts used in seatbelt and airbag assembly and steering wheels. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. The products manufactured by Autoliv’s consolidated subsidiaries in 2020 consisted of approximately 126 million complete seatbelt systems (of which approximately 80 million were fitted with pretensioners), approximately 87 million side airbags (including curtain airbags and front center airbags), approximately 49 million frontal airbags, approximately 0.5 million other airbags and approximately 17 million steering wheels.

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

Our pursuit of quality excellence extends from the earliest phases of product development to the proper disposal of a product following many years of use in a vehicle. Autoliv’s comprehensive Autoliv Product Development System includes several key check points during the process of developing new products that are designed to ensure that such products are well-built and have no hidden defects. Through this process, we work closely with our suppliers and customers to set clear standards that help to ensure robust component design and lowest cost for function in order to proactively prevent problems and ensure we deliver only the best designs to the market.

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

Raw Materials

Approximately 50% of our sales comes from direct material purchased from external suppliers. Autoliv mainly purchases manufactured components and raw materials for its operations. We take several actions to mitigate raw material fluctuations, such as competitive sourcing and looking for alternative materials.

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

Dependence on Customers

In 2020, our top five customers represented around 53% of our annual sales and our top ten customers represented around 81% of our annual sales. This reflects the concentration of manufacturers in the automotive industry. The five largest OEMs in 2020 accounted for around 51% of global LVP and the ten largest OEMs accounted for around 75% of global LVP. A delivery contract is typically for the lifetime of a vehicle model, which is normally between five and seven years depending on customer platform sourcing preferences and strategies.

Customer	% of Autoliv Sales	% of Global LVP1)
Renault/Nissan/Mitsubishi	13%	10%
VW	11%	12%
Stellantis	11%	8%
Honda	10%	6%
Hyundai/Kia	8%	9%
Toyota	8%	13%
Ford	7%	5%
General Motors	6%	6%
BMW	4%	3%
Daimler	4%	3%

1)	Source: IHS Markit

Customer sales trends

Asian vehicle producers have steadily become more important to Autoliv, and now represent around 47% of our global sales compared to 40% five years ago. The largest increase comes from Japanese OEMs that represented 26% of our global sales five years ago but now accounts for 34% of our global sales in 2020. This is a result of our stronger market position based on our local presence in Japan. European based brands accounted for 31% of our global sales in 2020. The U.S. based OEMs (including Tesla and Chrysler) accounted for 21% of our global sales. The local Chinese OEMs as a group accounted for around 4% of our global sales in 2020, with Great Wall representing 2%. The fastest growing customer from 2019 to 2020 was Tesla, followed by General Motors.

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

Research, Development and Engineering, net (R,D&E)

No single customer project accounted for more than 5.5% of Autoliv’s total R,D&E, net spending during 2020. To fuel Autoliv’s product portfolio, additional expertise is brought in-house via technology partnerships and licensing agreements.

During 2020, gross expenditures for Research, Development and Application Engineering (R,D&E) amounted to $557 million compared to $605 million in 2019. Of these amounts, $181 million in 2020 and $199 million in 2019 were related to customer-funded engineering projects and crash tests. Net of this income, R,D&E expenditures decreased in 2020 compared to 2019 by 7.4% to 375 million. Of the R,D&E, net expense in 2020, 82% was for projects and programs for which we have customer orders, typically related to vehicle models in development. The remaining 18% was not only for completely new innovations but also for improvements of existing products, standardization and cost reduction projects that will yield greater benefits over time.

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

Human Resources

Our drive for excellence is what makes us the world’s leading supplier of automotive safety systems. From the earliest stages of product development to sales and design to the final delivery of the finished product our employees are driven by our passion to save more lives.

The successful execution of our strategies relies on our ability to shape a quality and performance-oriented culture, and to adapt quickly to sudden shifts in our circumstances, as illustrated by the COVID-19 crisis. A turbulent external environment presents many challenges but also opportunities. As we move forward we strive to respond with agility to new possibilities to grow and improve our business whilst delivering with excellence to our customers. We build a winning team by focusing on creating a work environment that attracts, retains, and engages our employees. We take great pride in working together to provide lifesaving solutions for mobility and society, and are always looking for new team members who share this passion. For additional information, see our Sustainability Report 2021 available at our corporate website at www.autoliv.com.

Development of our employees

We offer a collaborative work environment where we tackle challenges and achieve great things together. Supporting the development of our employees is essential in a highly competitive and rapidly changing environment. An important cornerstone of each employee’s growth is the ongoing dialogue between the team member and manager, which is summarized during an annual Performance and Development Dialogue (PDD). During 2020, 99% of targeted employees conducted a PDD with their managers. To provide opportunities for professional and personal growth of our employees, we have a multitude of development channels, including technical and specialist career paths, international assignments and other such programs. We promote continuous development on the job every day, and more than 1,500 employees attended at least one training program this year, despite restrictions related to COVID-19.

Health and Safety

We are committed to providing a work environment that promotes the health, safety and welfare of our employees. Each Autoliv facility implements our health and safety management system, which is supported by leadership teams. The implementation of the system is monitored through internal and external audits. During 2020 our main focus has been the health and safety of our employees during the Covid-19 pandemic.

Diversity

We value diversity and different backgrounds and experiences among our employees. Our workforce reflects the diversity of the countries and cultures in which we operate. At the end of 2020, 47% of our workforce and 22% of our senior management positions were filled by women.

We have operations in 27 different countries, with 28% of our workforce located in Asia, 32% in the Americas and 40% in Europe (including Africa, Russia and Turkey).

Labor rights

We offer fair terms and conditions of employment. Our values, Code of Conduct, talent development strategies and employment policies support the principles in the United Nations Universal Declaration of Human Rights, and the International Labor Organization’s Fundamental Principles and Labor Standards.

Autoliv considers its relationship with its personnel to be good. While there have been a small number of minor labor disputes during the year, such disputes have not had a significant or lasting impact on our relationship with our employees, customer perception of our employee practices or our business results.

Major unions to which some of Autoliv’s employees belong in Europe include: IG Metall in Germany; Unite the union in the United Kingdom; Confédération Générale des Travailleurs (CGT), Confédération Française Démocratique du Travail (CFDT), Confédération Française de l’Encadrement Confédération Générale des cadres (CFE-CGC), Force Ouvrière (FO), Confédération Française des Travailleurs Chrétiens (CFTC), Solidaires, Unitaires, Démocratiques (SUD) and Conféderation Autonome du Travail (CAT) in France; Union General de Trabajadores (UGT), Union Sindical Obrera (USO), Comisiones Obereras (CCOO) and Confederacion General de Trabajadores (CGT) in Spain; IF Metall, Unionen, Sveriges Ingenjörer and Ledarna in Sweden; Industriaal- ja Metallitöötajate Ametiühingute Liit (IMTAL) in Estonia; Vasas Szakszervezeti Szövetség (Hungarian Metallworkers‘ Federation) in Hungary; Samorządny NiezaleĪny Związek Zawodowy Pracowników and Zakáadowa Organizacja Związkowa NSZZ SolidarnoĞü in Poland; Union Générale des Travailleurs Tunisiens (UGTT) and Union des travailleurs Tunisiens (UTT) in Tunisia and Türk Metal Sendikasi in Turkey.

In addition, Autoliv’s employees in other regions are represented by the following unions: Unifor in Canada; Sindicato de Jornaleros y Obreros Industriales y de la Industria Maquiladora de H.Matamoros, Tamaulipas (CTM); Sindicato Nacional de Trabajadores de la Industria Metalúrgica y Similares (CTM); Sindicato Industrial de Trabajadores de la Pequeña y Mediana Industria, Talleres, Maquiladoras, Negociaciones Mercantiles y Comercios, Similares, Anexos y Conexos del Estado de Querétaro (CTM); “Nueva Cultura Laboral” “de trabajadores de la fabricación, manufactura, ensamble de autopartes mecánicas y eléctricas y componentes de la industria Automotriz (CROC) in Mexico; Sindicato dos Metalúrgicos de Taubaté e Região in Brazil; Autoliv India Employees Association, Bangalore in India; the Korean Metal Workers Union (FKTU) in Korea; Autoliv Japan Roudou Kumiai in Japan and Federasi Perjuangan Buruh Indonesia (FPBI) in Indonesia.

In many European countries, Canada, Mexico, Brazil and Korea, wages, salaries and general working conditions are negotiated with local unions and/or are subject to centrally negotiated collective bargaining agreements. The terms of our various agreements with unions typically range between 1-3 years. Some of our subsidiaries in Europe, Canada, Mexico, Brazil and Korea must negotiate with the applicable local unions with respect to important changes in operations, working and employment conditions. Twice a year, members of the Company’s management conduct a meeting with the European Works Council (EWC) to provide employee representatives with important information about the Company and a forum for the exchange of ideas and opinions.

In many Asia Pacific countries, the central or regional governments provide guidance each year for salary adjustments or statutory minimum wage for workers.

Autoliv’s employees may join associations in accordance with local legislation and rules, although the level of unionization varies significantly throughout our operations.

Well-balanced Workforce

The table below show Autoliv’s well-balance workforce by age, group and gender in % at the end of 2020.

% of Men	Age group	% of Women
3%	>60	1%
5%	51-60	4%
9%	41-50	10%
16%	31-40	15%
18%	21-30	15%
2%	<20	2%

As of December 31, 2019, Autoliv and its subsidiaries had approximately 59,000 employees and approximately 6,000 temporary personnel for a total of 68,0000 personnel.

Key Performance Indicators (KPI)

The table below reflects certain KPIs on which the Company is particularly focused on with respect to the management of its workforce.

KPI	2020	2019
% of Autoliv facilities certified (OHSAS 18001 or ISO 45001)	15	12
Incident rate1)	0.48	0.57
Severity rate2)	4.26	5.82
Zero injuries facilities3)	34	29
% women in workforce	47	46
% women in senior management positions	22	21
% PDD rate4)	Close to 100	99
No. of employees attended at least one training program5)	1,500	4,000

1) Number of reportable injuries per 200,000 employee hours of exposure.
2) Total days away from work due to a work-related reportable injury and/or illness per 200,000 employee hours of exposure.
3) Number of facilities with zero injuries.
4) Percentage of total employees participating in Autoliv's annual Performance and Development Dialogue (PDD).
5) Lower no. of employees attended training programs during 2020 due to COVID-19 restrictions.

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

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. A discussion of the risks associated with these material risk factors is included below.

RISKS RELATED TO COVID-19

We face risks related to the novel coronavirus (COVID-19) pandemic that have, and are expected to continue to have, an adverse impact on our business and financial performance

The COVID-19 pandemic has created significant volatility in the global economy and led to significant reduced economic activity and employment and has disrupted, and may continue to disrupt, the global automotive industry and customer sales, production volumes and purchases of light vehicles by end-consumers. The spread of COVID-19 has also caused disruptions in the manufacturing, delivery and overall supply chains of automobile manufacturers and suppliers. Global light vehicle production has been very volatile.  Light vehicle production has decreased significantly for certain periods in 2020 while some vehicle manufacturers have slowed or completely shut down manufacturing operations for a period of time and then restarted or ramped up production in some countries and regions. This may continue As a result, we have modified our production schedules and have experienced, and may continue to experience, delays in the production and distribution of our products and a decline in sales to our customers. As production resumes by us and our customers, production volumes have been and may continue to be volatile. We have also taken protective measures to modify our production environment to ensure the health and safety of our workers which has had an impact on our productivity. Additionally, if the global economic effects caused by the pandemic continue or increase, overall customer demand may decrease, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, if a significant portion of our workforce or our customers’ workforce is affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures would halt or delay production.  The full extent of the effect of the pandemic on us, our customers, our supply chain or the global supply chain and our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, subsequent outbreaks or the extent of any recession resulting from the pandemic. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected. In particular, if COVID-19 continues to spread or re-emerges, particularly in the United States, Europe and China, where our operations are most concentrated, resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience, among other things:  Adverse impacts on our operations and financial results caused by government and regulatory measures to contain or mitigate the spread of the virus, temporary closures of our facilities or the facilities of our customers or suppliers, which could impact our ability to timely meet our customers’ orders or negatively impact our supply chain; The failure of third parties on which we rely or on which our customers rely, including our suppliers, customers, contractors, commercial banks and external business partners, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties including bankruptcy or default; Disruptions or restrictions on our employees’ ability to work effectively, due to illness, quarantines, travel bans, shelter-in-place orders or other limitations; Interruptions to the operations of our business if the health of our executives, management personnel and other employees are affected, particularly if a significant number of individuals are impacted; Any accident, COVID-19 illness, or injury to our employees could result in litigation, manufacturing delays and harm to our reputation, which could negatively affect our business, results of operations and financial condition; Changes in prices of tooling and services may be impacted by worldwide demand and by the ongoing COVID-19 pandemic. Such price increases could materially increase our operating costs and adversely affect our profit margin; Governments and regulators may choose to delay new automobile safety regulations which could impact the average global content of passive safety systems per light vehicle in the near term; Some of our competitors are (or may be) owned by a governmental entity and/or receive various forms of governmental aid or support, which we may not be eligible for, and which may put us at a competitive disadvantage; Increased cybersecurity and privacy risks and risks related to the reliability of technology to support remote operations; Sudden and/or severe declines in the market price of our common stock; and Costs incurred and revenues lost during and from the effects of the COVID-19 pandemic likely will not be recoverable. In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in this Item 1A.

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

Growth rates in safety content per vehicle, which can be impacted by changes in consumer trends and political decisions, could affect our results in the future

The average global content of passive safety systems per light vehicle increased 2020 to around $245. Vehicles produced in different markets may have various passive safety content values. For example, in developed markets such as Western Europe and North America, the premium segment has an average passive safety content values of around $360 per vehicle, whereas in growth markets such as China and India the average passive safety content per vehicle is approximately $200 and $88, respectively. Due to the majority of the growth in global LVP over time being concentrated in growth markets the operating results may be impacted if the passive safety content per vehicle remains low and if the penetration of more advanced automotive safety systems does not increase in these regions. As passive safety content per vehicle is also an indicator of our sales development, should these trends continue, the average value of passive safety systems per vehicle could decline.

We operate in a highly competitive market

The market for occupant restraint systems is highly competitive and continues to consolidate. We compete with a number of other companies that produce and sell similar products. Among other factors, our products compete on the basis of price, quality, manufacturing and distribution capability, design and performance, technological innovation, delivery and service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than us. Some of our competitors may also have a “preferred status” as a result of special relationships or ownership interests with certain customers. Our ability to compete successfully depends, in large part, on our success in continuing to innovate and manufacture products that have commercial success with consumers, differentiating our products from those of our competitors, continuing to deliver quality products in the time frames required by our customers, and maintaining best-cost production. We continue to invest in technology and innovation which we believe will be critical to our long-term growth. Our ability to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging technologies will be a significant factor in our ability to remain competitive. If we are unsuccessful or are less successful than our competitors in predicting the course of market development, developing innovative products, processes, and/or use of materials or adapting to new technologies or evolving regulatory, industry or customer requirements, we may be placed at a competitive disadvantage. For example, the focus of the automotive industry on the development of advanced driver assistance technologies, with the goal of developing and introducing autonomous vehicles, and increase in consumer preferences for mobility on demand services may create demand for new and innovative products in response to OEM and consumer preferences and our success in providing such products will be critical for our long-term growth. Similarly, the demand for our products historically has tracked LVP and a future evolution of the automotive industry to autonomous vehicles and mobility on demand services may lead to a future reduction in annual global LVP. Our competitive environment continues to change, including increased competition from entrants outside the traditional automotive industry, creating uncertainty about the future competitive landscape. Given the competitive nature of our business, the amount of awards we are awarded relative to our peers may decrease over time. The inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.

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

RISKS RELATED TO OUR BUSINESS

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us or our customers

We face risks related to product liability claims, warranty claims and recalls in the event that any of our products actually or allegedly are defective, fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. For example, we are cooperating with Toyota Motor Corp. with respect to its voluntary safety recall of approximately 1.4 million vehicles that are equipped with a certain model of our side curtain airbags (the “Toyota Recall”). We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. Additionally, increasing regulation and reporting requirements regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in additional product liability or recall investigations or claims. See – “Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market”. Although we currently carry product liability and product recall insurance in excess of our self-insured amounts, no assurance can be made that such insurance will provide adequate coverage against potential claims, such insurance is available or will continue to be available in the appropriate markets, or that we will be able to obtain such insurance on acceptable terms in the future as the cost of such insurance has risen in recent years and the cost of our self-insurance program has risen as well. Although we have invested and will continue to invest in our engineering, design, and quality infrastructure, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty claims or additional product recalls. In the future, we could experience additional material warranty or product liability losses and incur significant costs to process and defend these claims. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our operating results, cash flows or financial condition. The Toyota Recall and any additional future recalls from this customer or other customers could result in costs not covered by insurance in excess of our self-insurance, further government inquiries, litigation and reputational harm and could divert management’s attention away from other matters. The main variables affecting the costs of a recall are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, and actual insurance recoveries. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers, and the performance and remedial requirements vary between jurisdictions. Due to recall activity in the automotive industry over the past decade, some vehicle manufactures have become even more sensitive to product recall risks. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Product recalls in our industry, even when they do not involve our products, can harm the reputations of our customers, competitors, and us, particularly if those recalls cause consumers to question the safety or reliability of products similar to those we produce. In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis; any one or more quality, warranty or other recall issue(s) (including issues affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures which may have a severe impact on our operations, such as a global, temporary or prolonged suspension of new orders. In addition, as our products more frequently use global designs and are based on or utilize the same or similar parts, components or solutions, there is a risk that the number of vehicles affected globally by a failure or defect will increase significantly with a corresponding increase in our costs. A warranty, recall or product liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, the final amounts determined to be due related to these matters could differ materially from our recorded warranty estimates and our business prospects, operating results, cash flows or financial condition may be materially impacted as a result. In addition, as we adopt new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. We cannot assure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims. See “If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired”.

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

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Our industry may be affected from time to time by limited supplies or price fluctuations of certain key components and materials. Strong worldwide demand for certain raw materials has had a significant impact on prices and short-term availability in recent years. Such price increases could materially increase our operating costs and materially and adversely affect our profit margin, as direct material costs amounted to approximately 49% of our net sales in 2020, of which approximately half is the raw material cost portion. Commercial negotiations with our customers and suppliers may not always offset all of the adverse impact of higher raw material, energy and commodity costs. Even where we are able to pass price increases along to our customer, there may be a lapse of time before we are able to do so such that we must absorb the cost increase. In addition, no assurances can be given that the magnitude and duration of such cost increases or any future cost increases could not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated. Additionally, the SEC requires companies that manufacture products containing certain minerals and their derivatives that are known as “conflict minerals”, originating from the Democratic Republic of Congo or adjoining countries to diligence and report the source of such materials. There are significant resources associated with complying with these requirements, including diligence efforts to determine the sources of conflict minerals used in our products and potential changes to our processes or supplies as a consequence of such diligence efforts. As there may be only a limited number of suppliers able to offer certified “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict free minerals from such suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all minerals used in our products through the procedures we may implement. Furthermore, our customers are also increasingly requiring us to track sustainable sources of certain raw materials, which also requires additional diligence efforts and there can be no assurance that we will be able to obtain these minerals in a cost-efficient and sustainable manner. Accordingly, these rules and customer requirements may adversely affect our business prospects, operating results, cash flows or financial condition.

Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices

We are dependent on a few large customers with strong purchasing power. This is the result of customer consolidation in the last few decades. In 2020, our top five customers represented around 53% of our consolidated sales. Our largest contract accounted for around 2% of our total fiscal 2020 sales. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of business from any of our major customers (whether by lower overall demand for vehicles, cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations and financial condition. Similarly, further consolidation of our customers in the future could make us more reliant upon a smaller group of customers for a significant portion of our consolidated sales and negatively impact our bargaining power when contracting with such customers. Customers may put us on a “new business hold,” which would limit our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that must be met before we are eligible to bid for new business. Meeting any such conditions within the prescribed timeframe may require additional Company resources. A failure to satisfy any such conditions may have a material adverse impact on our financial results in the long term. There is a risk that one or more of our major customers may be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a major customer would enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely, absent special relief such as having a “preferred status”, that we will be forced to record a substantial loss. Additional information concerning our major customers is included in Note 21 of the Consolidated Financial Statements in this Annual Report.

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

We may be subject to civil antitrust litigation civil antitrust litigation that could negatively impact our business

The Company may be subject to civil antitrust lawsuits in the future in countries that permit such civil claims, including lawsuits or other actions by our customers. The Company was previously the subject of any investigation by the European Commission (“EC”) regarding possible anti-competitive behavior among certain suppliers to the automotive vehicle industry. The Company paid a fine to resolve these matters in 2019. As a result of the outcome of the EC investigation, we are and we could be subject to subsequent civil disputes with non-governmental third parties and civil or stockholder litigation stemming from the same facts and circumstances underlying the EC investigation.  These types of lawsuits require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial condition, and our insurance may not mitigate such impact. See Note 18 to the Consolidated Financial Statements in this Annual Report.

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

Work stoppages, slow-downs or other labor issues at our customers’ facilities or at our facilities could adversely affect our operations

Because the automotive industry relies heavily on “just-in-time” delivery of components during the assembly and manufacture of vehicles, a work stoppage or slow-down at one or more of the Company’s facilities could have material adverse effects on our business. Similarly, if any of our customers were to experience a work stoppage or slow-down, that customer may halt or limit the purchase of our products. Similarly, a work stoppage or slow-down at another supplier could interrupt production at one of our customers’ facilities which would have the same effect. While labor contract negotiations at our facilities historically have rarely resulted in work stoppages, no assurances can be given that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage or other labor disruption at one or more of our facilities or our customers’ facilities could cause us to shut down production facilities supplying these products, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our indebtedness may harm our financial condition and results of operations

As of December 31, 2020, we have outstanding debt of $2.4 billion. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation: a portion of our cash flows from operations will be dedicated to the payment of any interest or could be used for amortization required with respect to outstanding indebtedness; increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.

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

Cybersecurity incidents or other damage to our technology infrastructure could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and operating results

We rely extensively on information technology (“IT”) networks and systems, our global data centers and services provided over the internet to process, transmit and store electronic information, and to manage or support a variety of business processes or activities across our facilities worldwide. The secure operation of our IT networks and systems and the proper processing and maintenance of this information are critical to our business operations. We have been, and likely will continue to be, subject to cyber-attacks. To date we have seen no material impact on our business from these attacks or events. Although we seek to deploy comprehensive security measures to prevent, detect, address and mitigate these threats, there has been an increased level of activity, and an associated level of sophistication, in cyber-attacks against large multinational companies. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. Our security measures may be breached due to human or technological error, employee malfeasance, system malfunctions or attacks from uncoordinated individuals or sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third-party service providers. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Disruptions and attacks on our IT systems or the systems of third parties storing our data or employee malfeasance or human or technological error could result in the misappropriation, loss, destruction or corruption of our critical data and confidential or proprietary information, personal information of our employees, the leakage of our or our customers’ confidential information, improper use of our systems and networks, production downtimes and both internal and external supply shortages, which could have an adverse effect on our results of operations. It may also result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. The potential consequences of a material cybersecurity incident include reputational damage, theft of intellectual property, litigation with third parties, diminution in the value of our investment in research, development and engineering, diversion of the attention of management away from the operation of our business and increased cybersecurity protection and remediation costs, legal claims and liability, regulatory scrutiny, sanctions, fines or penalties (which may not be covered by our insurance policies), negative publicity, release of sensitive and/or confidential information, increases in operating expenses, or lost revenues which in turn could adversely affect our competitiveness and results of operations. To the extent that any disruption or security breach results in a misappropriation, loss, destruction or corruption of our customer’s information, it could affect our relationships with our customers, create significant expense for us to investigate and remediate damage, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs. Furthermore, our technology systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunication failures. We continuously seek to maintain a robust program of information security and controls, however, any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation.

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

RISKS RELATED TO INTERNATIONAL OPERATIONS

Our business is exposed to risks inherent in international operations

We currently conduct operations in various countries and jurisdictions, including locating certain of our manufacturing and distribution facilities internationally, which subjects us to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Some of these countries are considered growth markets and emerging markets. International sales and operations, especially in growth markets, subject us to certain risks inherent in doing business abroad, including: exposure to local economic conditions; unexpected changes in laws, regulations, trade, or monetary or fiscal policy, including interest rates, foreign currency exchange rates, and changes in the rate of inflation in the emerging markets and countries in which we do business; foreign tax consequences; inability to collect, or delays in collecting, value-added taxes and/or other receivables associated with remittances and other payments by subsidiaries; exposure to local political turmoil and challenging labor conditions; changes in general economic and political conditions in countries where we operate, particularly in emerging markets; expropriation and nationalization; enforcing legal agreements or collecting receivables through foreign legal systems; wage inflation in growth markets; currency controls, including lack of liquidity in foreign currency due to governmental restrictions, trade protection policies and currency controls, which may create difficulty in repatriating profits or making other remittances; compliance with the requirements of an increasing body of applicable anti-bribery laws; reduced intellectual property protection in various markets; investment restrictions or requirements; and the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws. The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. The Organization for Economic Co-operation and Development (“OECD”) continues its base erosion and profit shifting (“BEPS”) project begun in 2015 with new proposals for a global minimum tax, further development of a coordinated set of rules for taxation and the allocation of taxing rights between jurisdictions. These proposals, if adopted by countries in which we operate, could result in changes to tax policies, including transfer pricing policies, that could ultimately impact our tax liabilities. The timing or impact of these proposals and recommendations is unclear at this point. Changes in tax laws or policies by the U.S. or foreign jurisdictions could result in a higher effective tax rate on our worldwide earnings, and any such change could have a material adverse effect on our business prospects, cash flows, operating results and financial condition. Our international operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers and suppliers have operations. The current U.S. presidential administration has created uncertainty about the future relationship between the U.S. and certain of its trading partners, including with respect to the trade policies and agreements, treaties, government regulations and tariffs that could apply to trade between the U.S. and other nations. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the U.S. It could also impact importing certain foreign-produced vehicles into the U.S. Similarly, the political situations in certain countries, specifically Brazil, China, France, Russia, Turkey, and the United Kingdom, make it difficult to predict the near-term stability of trade costs with these nations. Meanwhile, the U.S. presidential election in November 2020 could result in a shift in U.S. trade policy that is impossible to predict at this time. Changes in national policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our cash flows, operating results and financial condition. Increasing our manufacturing footprint in the growth markets and our business relationships with automotive manufacturers in these markets are particularly important elements of our strategy. As a result, our exposure to the risks described above may be greater in the future, and our exposure to risks associated with developing countries, such as the risk of political upheaval and reliability of local infrastructure, may increase.

The exit of the United Kingdom from membership in the European Union may adversely affect our business and profitability

The exit of the United Kingdom (“U.K.”) from the European Union (“EU”) (“Brexit”) could adversely affect European and worldwide economic and market conditions and contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Despite the final agreement between the U.K. and the EU,  it remains difficult to predict the impact Brexit will have on international trade. We conduct business in the U.K. and several EU nations and the taxation policies of the U.K. and the EU nations may change as a result of Brexit, which could adversely impact our tax positions. We may be required to comply with regulatory requirements in the United Kingdom that are in addition to, or inconsistent with, the regulatory requirements of the EU. The effects of Brexit could adversely affect our business prospects, operating results, cash flows and financial condition.

Significant changes to international trade policy, including the recently enacted USMCA could adversely affect our financial performance

In October 2018, the U.S., Mexico and Canada agreed to a trade deal that would replace NAFTA known as The United States Mexico Canada Agreement (“USMCA”). The USMCA has been ratified by Mexico, the U.S. and Canada. The USMCA was entered into on July 1, 2020. As adopted, the USMCA changes the automotive rules of origin that dictate what percentage of an automobile must be built from parts that originated from countries in the North American region. Reflective of the automotive industry, our vehicle parts manufacturing facilities in the U.S., Mexico and Canada are highly dependent on duty-free trade within the USMCA free trade region. As a result of these policy changes, there may be greater restrictions and economic disincentives on international trade. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries. Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, including our industry and the global demand for our products and, as a result, could negatively impact our financial performance.

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

Exchange rate risks

As a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Such risks and exposures include: transaction exposure, which arises because the cost of a product originates in one currency and the product is sold in another currency; revaluation effects, which arise from valuation of assets denominated in other currencies than the reporting currency of each unit; translation exposure in the income statement, which arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars; translation exposure in the balance sheet, which arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars; and changes in the reported U.S. dollar amounts of cash flows. We cannot predict exchange rate volatility or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies to achieve a natural hedge. However, a natural hedge cannot be achieved for all our currency flows; therefore, a net transaction exposure remains within the group. The net exposure can be significant and creates a transaction exposure risk for the Company. The Company does not hedge translation exposure. However, we do engage in foreign exchange rate hedging from time to time related to foreign currency transactions.

RISKS RELATED TO ACQUISITIONS

We face risks in connection with acquisitions and joint ventures

Our growth has been enhanced through strategic opportunities, including acquisitions of businesses, products and technologies, and joint development agreements that we believe will complement our business. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions, and, where appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition and joint venture candidates or complete transactions on acceptable terms, integrate acquired operations into our existing operations or expand into new markets. Our failure to identify suitable strategic opportunities may restrict our ability to grow our business. These strategic opportunities also involve numerous additional risks to us and our investors, including: risks related to retaining acquired management and employees; difficulties in integrating acquired technologies, products, operations, services and personnel with our existing businesses; diversion of our management’s attention from other business concerns; assumption of contingent liabilities; adverse financial impacts from the amortization of expenses related to intangible assets; adverse financial impacts from potential impairment of goodwill; incurrence of indebtedness; and potential adverse financial impacts. In the future, we may pursue acquisitions of businesses or products that are complementary to our business but for which we have historically had little or no direct experience. These transactions can involve significant challenges and risks as well as significant time and resources that may divert management’s attention from other business activities. If we fail to adequately manage these risks, the acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect our financial condition.

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. At present, we hold more than 6,000 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. In addition to our in-house research and development efforts, we seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing and joint venture arrangements. Our patents and licenses expire on various dates during the period from 2021 to 2039. We do not expect the expiration of any single patent or license to have a material adverse effect on our business, operating results and financial condition. Developments or assertions by or against us relating to intellectual property rights could negatively impact our business. We primarily protect our innovations with patents and vigorously protect and defend our patents, trademarks and know-how against infringement and unauthorized use. If we are not able to protect our intellectual property and our proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. We also generate license revenue from these patents, which we may lose if we do not adequately protect our intellectual property and proprietary rights. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate, and our competitors may independently develop technologies that are similar or superior to our proprietary technologies, duplicate our technologies, or design around the patents we own or license. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S. and we may encounter significant problems in protecting and defending our intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market

Government vehicle safety regulations are a key driver in our business. Historically, these regulations have imposed ever more stringent safety regulations for vehicles. Safety regulations have a positive impact on driver awareness and acceptance of automotive safety products and technology. These more stringent safety regulations often require vehicles to have more safety content per vehicle and more advanced safety products, which has thus been a driver of growth in our business. However, these regulations are subject to change based on a number of factors that are not within our control, including new scientific or medical data, adverse publicity regarding the industry recalls and safety risks of airbags or seatbelts (for instance, to children and small adults), domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products. Changes in government regulations in response to these and other considerations could have a severe impact on our business. Although we believe that over time safety will continue to be a regulatory priority, if government priorities shift and we are unable to adapt to changing regulations, our business may suffer material adverse effects. The regulatory obligation of complying with safety regulations could increase as federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in our industry. We are subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966 (the “Vehicle Safety Act”), including a duty to report, subject to strict timing requirements, safety defects with our products. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting actions. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation (TREAD) Act, which requires equipment manufacturers, such as Autoliv, to comply with “Early Warning” requirements by reporting certain information to the National Highway Traffic Safety Administration (“NHTSA”) such as: information related to defects or reports of injury related to our products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations. Due to the record recall of airbag inflators of one of our competitors, NHTSA has become more active in requesting information from suppliers and vehicle manufactures regarding potential product defects and we expect that to continue or increase under the new U.S. presidential administration. For example, in connection with the Toyota Recall, we, in connection with Toyota, have informed NHTSA of the reported incidents and Toyota has discussed with NHTSA what action it will take to address the issue.

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

AUTOLIV MANUFACTURING FACILITIES

Country/Company	Location of Facility	Items produced at Facility	Owned/Leased
Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, steering wheels and seatbelt webbing	Owned

Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned
VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Baoding) Vehicle Safety Systems Co., Ltd	Baoding	Airbags	Leased
Autoliv (Changchun) Vehicle Safety Systems Co., Ltd.	Changchun	Airbags and seatbelts	Owned
Autoliv (China) Steering Wheel Co., Ltd.	Fengxian/Shanghai	Steering wheels	Owned
Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned
Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Seatbelts	Owned
Autoliv Shenda (Nanjing) Automotive Components Co., Ltd.	Nanjing	Seatbelt webbing	Owned
Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Airbags	Owned
Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Seatbelt webbing	Owned
Autoliv (Jiangsu) Automotive Safety Components Co., Ltd.	Jintan	Propellant, Airbag initiators and Airbag inflators	Owned
Autoliv (China) Automotive Safety Systems Co., Ltd.	Nantong	Airbag cushions	Owned
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Estonia
AS Norma	Tallinn	Seatbelts and belt components	Owned

France
Autoliv France SNC	Gournay-en-Bray	Seatbelts and airbags	Owned
Autoliv Isodelta SAS	Chiré-en-Montreuil	Steering wheels and covers	Owned
Livbag SAS	Pont-de-Buis	Airbag inflators	Owned
N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Airbag initiators and seatbelt micro gas generators	Owned

Germany
Autoliv B.V. & Co. KG	Elmshorn	Seatbelts	Owned

Hungary
Autoliv Kft.	Sopronkövesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts, airbags and steering wheels	Leased
	Mysore	Seatbelt webbing	Owned
	Delhi	Seatbelts, airbags and steering wheels	Leased
	Chennai	Airbags, Seatbelts	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts and steering wheels	Owned

Japan
Autoliv Japan Ltd.	Atsugi	Steering wheels	Owned
	Hiroshima	Airbags and steering wheels	Owned
	Taketoyo	Airbag inflators	Owned
	Tsukuba	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Steering wheels	Owned
Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts	Owned
Autoliv Safety Technology de	Tijuana	Seatbelts	Leased
Mexico S.A. de C.V.	Querétaro	Airbag cushions	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Airbags	Leased

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags and seatbelts	Owned

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts, seatbelt webbing, airbags, airbag inflators, springs for retractors and seatbelt components	Owned
	Lugoj	Airbag cushions	Owned
	Resita	Airbag cushions	Leased
	Sfantu Georghe	Steering wheels	Owned
	Onesti	Steering wheels	Leased
	Rovinari	Seatbelts	Owned

Russia
OOO Autoliv	Togliatti	Airbags, seatbelts and steering wheels	Leased

South Africa
Autoliv Southern Africa (Pty) Ltd.	Krügersdorp	Seatbelts and airbags	Owned

South Korea
Autoliv Corporation	Hwasung	Airbags	Owned
	Wonju	Seatbelts	Owned

Spain
Autoliv BKI S.A.U.	Valencia	Airbags	Owned

Sweden
Autoliv Sverige AB	Vårgårda	Airbag inflators	Owned

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts	Owned
	Chonburi	Airbags, airbag cushions, steering wheels	Leased

Tunisia
SWT1 SARL	El Fahs	Leather wrapping of steering wheels	Owned & Leased
ASW3 SARL	Nadhour	PU Molding and Leather wrapping of steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelts	Owned
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S. Gebze-Subesi	Gebze-Kocaeli	Airbags, Steering wheels and Seatbelt components	Leased

United Kingdom
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City	Airbag inflators	Owned

Ogden	Airbags	Owned
Ogden	Airbags and service parts	Leased
Promontory	Propellant	Owned
Tremonton	Airbag initiators and seatbelt micro gas generators	Owned

AUTOLIV TECHNICAL CENTERS AND CRASH TEST TRACKS

Country/Company	Location	Product(s) supported
China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd.	Shanghai	Airbags and seatbelts customer applications and platform development with full-scale test laboratory

France
Autoliv France SNC	Gournay-en-Bray	Airbags and seatbelts customer applications and platform development with full-scale test laboratory
Livbag SAS	Pont-de-Buis	Inflator and pyrotechnic development

Germany
Autoliv B.V. & Co. KG	Dachau	Customer applications and platform development, airbags with full-scale test laboratory
	Elmshorn	Seatbelts with full-scale test laboratory

India
Autoliv India Private Ltd.	Bangalore	Airbags and seatbelts with sled testing

Japan
Autoliv Japan Ltd.	Tsukuba	Airbags and seatbelts customer applications and platform development with sled test laboratory

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbags applications and platform development

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts with sled test laboratory

South Korea
Autoliv Corporation	Seoul	Airbags and seatbelts customer applications and platform development with sled test laboratory

Sweden
Autoliv Development AB	Vårgårda	Research center
Autoliv Sverige AB	Vårgårda	Airbags customer applications and platform development with full-scale test laboratory and Inflator development

USA
Autoliv ASP, Inc.	Auburn Hills	Airbags, steering wheels, and seatbelts customer applications and platform development with full-scale test laboratory
	Ogden	Airbags, inflators and pyrotechnics customer applications and platform development

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

Share price information*

Stock Price &Trading Volumes

On the NYSE

Volume
ALV Max
ALV Min
S&P 500 Index
Volumes (Thousands)
Price (USD)
40,000
35,000
30,000
25,000
20,000
15,000
10,000
5,000
0
160
140
120
100
80
60
40
20
0
2016-01
2017-01
2018-01
2019-01
2020-01

Stock Price &Trading Volumes

In Stockholm

Volume
ALV Max
ALV Min
OMX All Share Index
OMX Auto Components
Volumes (Thousands
Price (SEK)
20,000
18,000
16,000
14,000
12,000
10,000
8,000
6,000
4,000
2,000
0
1,200
1,000
800
600
400
200
0
2016-01
2017-01
2018-01
2019-01
2020-01

* For all periods before the distribution date of Veoneer on June 29, 2018, the Autoliv share prices are adjusted by a factor of 72.04%.

Number of shares

During 2020, the weighted average number of shares outstanding (excluding dilution and treasury shares) increased to 87.3 million from 87.2 million in 2019. The weighted average number of shares outstanding for the full year 2020, assuming dilution, increased to 87.5 from 87.4 million in 2019.

Stock options (if exercised) and granted Restricted Stock Units (RSUs) and Performance Shares (PSs) could increase the number of shares outstanding by 0.5 million shares in the aggregate. Combined, this would add 0.6% to the number of shares outstanding. On December 31, 2020, 3.0 million shares were available for repurchase pursuant to the stock repurchase program authorized by the Board of Directors in 2014. On December 31, 2020, the Company had 15.4 million treasury shares.

Shareholders

As of the end of 2020 around 20% of Autoliv’s securities were held by U.S.-based shareholders and close to 57% by Sweden-based shareholders. Most of the remaining Autoliv securities were held in the U.K., Switzerland, Norway, France and Denmark.

Dividends

If declared by the Board of Directors, quarterly dividends are usually paid on the first Thursday in the last month of each quarter. Declared dividends are announced in press releases and published on Autoliv’s corporate website. Autoliv has a history of paying quarterly cash dividends; however, on April 2, 2020, our Board of Directors suspended our quarterly dividend after determining that a suspension was necessary in light of the evolving global COVID-19 pandemic, decline in global LVP, the uncertainty surrounding the recession at that time and the inherent risk of customer defaults. The Board revisits dividends on a quarterly basis. There can be no assurance that our Board of Directors will declare dividends in the future. See Autoliv’s corporate website for additional details regarding historical dividends.

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

Autoliv has adopted a Stock Ownership Policy for Executives requiring the Company’s Chief Executive Officer (CEO) to accumulate and hold the number of Autoliv shares having a value of twice his annual base salary. For other executives, the minimum requirement is, over time, a holding equal to each executive’s annual base salary.

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

In total, Autoliv repurchased 44.5 million shares between May 2000 and December 31, 2017 for cash of $2,498 million, including commissions. No repurchases were made during 2019 or 2020. Autoliv has made no share repurchases since June 30, 2017. The maximum number of shares that may still be purchased under the stock repurchase program amounted to 2,986,288 shares at December 31, 2020.

Of the total number of repurchased shares, 23.6 million shares were utilized for the equity units offering during 2009-2012. In addition, approximately 5.5 million shares have been utilized by the Stock Incentive Plan. At December 31, 2020, 15.4 million of the repurchased shares remain in treasury stock.

Item 6. Selected Financial Data

Selected financial data for the last five fiscal years ended December 31 for the Continuing Operations, unless noted, is summarized in the table below.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)	2020	2019	2018	2017	2016
Sales and Income
Net sales	$7,447	$8,548	$8,678	$8,137	$7,922
Operating income4)	382	726	686	860	831
Income before income taxes4)	291	648	612	792	784
Net income attributable to controlling interest4)	187	462	376	586	558
Financial Position
Current assets excluding cash	3,091	2,557	2,670	2,598	2,269
Property, plant and equipment, net	1,869	1,816	1,690	1,609	1,329
Intangible assets (primarily goodwill)	1,412	1,410	1,423	1,440	1,430
Non-interest bearing liabilities	3,182	2,397	2,595	2,418	2,154
Capital employed5)	3,637	3,772	3,516	4,538	4,225
Net debt6, 8)	1,214	1,650	1,619	368	299
Total equity5)	2,423	2,122	1,897	4,169	3,926
Total assets	8,157	6,771	6,722	6,947	6,565
Long-term debt6)	2,110	1,726	1,609	1,311	1,313
Share data
Earnings per share (US$) – basic4)	2.14	5.29	4.32	6.70	6.33
Earnings per share (US$) – assuming dilution4)	2.14	5.29	4.31	6.68	6.32
Total parent shareholders’ equity per share (US$)5)	27.56	24.19	21.63	46.38	41.69
Cash dividends paid per share (US$)	0.62	2.48	2.46	2.38	2.30
Cash dividends declared per share (US$)	—	2.48	2.48	2.40	2.32
Share repurchases	—	—	—	157	—
Number of shares outstanding (million)2)	87.4	87.2	87.1	87.0	88.2
Ratios
Gross margin (%)	16.7	18.5	19.7	20.6	20.6
Operating margin (%)4)	5.1	8.5	7.9	10.6	10.5
Pretax margin (%)4)	3.9	7.6	7.1	9.7	9.9
Return on capital employed (%)7)	10	20	17	n/a	n/a
Return on total equity (%)4, 7)	9	23	13	n/a	n/a
Total equity ratio (%)5)	30	31	28	49	48
Days receivables outstanding	86	70	71	76	70
Days inventory outstanding	42	35	35	35	32
Other data
Airbag sales3)	4,824	5,676	5,699	5,342	5,256
Seatbelt sales	2,623	2,872	2,980	2,794	2,665
Capital expenditures, net	340	476	486	464	398
Net cash provided by operating activities1)	849	641	591	936	868
Net cash used in investing activities1)	(340)	(476)	(628)	(697)	(726)
Net cash (used in) provided by financing activities1)	160	(338)	(245)	(566)	(200)
Number of employees, December 31	61,000	58,900	57,700	56,700	55,800

1)	Including Discontinued Operations for comparable years 2016-2018.
2)	At year end, excluding dilution and net of treasury shares.
3)	Including steering wheels, inflators and initiators.
4)	Including antitrust provision expense of $210 million in 2018.
5)	Impacted by the distribution of Veoneer on June 29, 2018 of approximately $2 billion recorded as a reduction of equity.
6)	The increase in debt in 2018 is primarily driven by our capitalization of Veoneer of approximately $1 billion prior to the distribution to the shareholders.
7)	The Company has decided not to recalculate prior periods since the distribution of Veoneer had a significant impact on total equity and capital employed making the comparison less meaningful.
8)	See section Non-U.S. GAAP Performance Measures in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Trends

The discussions and analysis in this section are focused on the Company’s results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. Discussions of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2019, which was filed with the United States Securities and Exchange Commission on February 21, 2020.

Autoliv, Inc. (the “Company”) provides automotive safety systems to the automotive industry with a broad range of product offerings, primarily passive safety systems. In the two-year period ended December 31, 2020, a number of factors have influenced the Company’s results of operations. The most notable factors have been:

•	Substantial decline in global light vehicle production
•	COVID-19 pandemic
•	Growth of safety content per vehicle
•	High order intake share maintained
•	Strategic initiatives
•	Continued focus on operational excellence and quality

	20201)			20191)
YEARS ENDED DEC. 31 (DOLLARS IN MILLIONS, EXCEPT EPS)	Reported	change		Reported	change
Global light vehicle production (in thousands)	71,573	(17)%		85,862	(6)%
Consolidated net sales	$7,447	(13)%		$8,548	(1)%
Operating income3)	382	(47)%		726	6%
Operating margin, %3)	5.1	(3.4)	pp	8.5	0.6	pp
Net income attributable to controlling interest3)	187	(60)%		462	23%
Earnings per share2)	2.14	(60)%		5.29	23%
Net cash provided by operating activities3)	849	32%		641	8%
Return on capital employed, %	10.4	(9.3)	pp	19.7	2.9	pp

1)

Reported figures impacted by costs for capacity alignments, antitrust related matters and for 2019 by separation costs. See section Items affecting comparability and Notes 3, 12 and 18 to the Consolidated Financial Statements included herein.

2)	Assuming dilution and net of treasury shares.
3)	Including EC antitrust payment of $203 million in 2019.

COVID-19 PANDEMIC

The COVID-19 pandemic had a substantial impact on our operations in the first half year of 2020. In the first quarter the impact was focused on China, where most of our customers’ plants were closed for several weeks in February and operated at low levels in March. In Europe and North America, sales declined substantially in the second half of March as the pandemic led to customer plant closures. A large number of customer plants were closed in April and parts of May, followed by a ramp-up in June. The decline in global LVP and the slow and volatile restart and ramp-up had a significant impact on our sales and profitability in the first six months of 2020. In the second half of the year, we managed to achieve improvements in sales, profitability and cash flow as our cost reduction initiatives and positive sales development more than offset the 0.4% global LVP year over year decline in the second half of the year. According to IHS Markit, global light vehicle production declined by 17% in 2020 vs. 2019.

There were a number of liquidity and management actions undertaken to manage this challenging period. During the first six months of 2020, Autoliv undertook a number of actions to support employee health and safety, corporate liquidity, cash flow, and profitability. Actions included introducing a Smart Start Playbook for safe re-start and ramp-up, investing in employee safety equipment, and re-designing production lines and work places as necessary. Other initiatives included drawing on our Revolving Credit Facility (which is now fully repaid), withdrawing full year guidance (now provided again), extensive use of furloughing, reducing headcount, sharply reducing capital expenditures, close monitoring of working capital, reducing or suspending discretionary spending, and accelerating cost savings initiatives, cancelling the dividend and suspending future dividends, although the Board of Directors will review such suspension on a quarterly basis. Direct COVID-19 related costs, such as personal protective equipment, temporary supplier support, and premium freight was around $10 million in the second quarter, around $5 million in the third quarter and around $5 million in the fourth quarter. Support from governments in connection with furloughing, short-term work weeks, and other similar activities was around $25 million in the second quarter, around $10 million in the third quarter, and around $2 million in the fourth quarter.

In all regions, the automotive industry, including Autoliv, is in different stages of ramp-up of operations. Visibility and predictability of customer demand has improved but is still limited, particularly regarding the sustainability of current demand levels, including the effects on LVP of inventory build-ups, government vehicle subsidies, and the risks of another wave of COVID-19 infections in one or more of the regions where we operate or have customers or suppliers. Although we are not directly affected by current semiconductor supply issues highlighted in December 2020 and January and early February 2021 by several OEMs, it could potentially have a negative impact on LVP in the first half of 2021. We believe some of the production that might be lost in the first half of the year could be recovered in the second half of the year. While we continue to focus on health and safety and cost optimization, we are adjusting our production in coordination with our customers and suppliers.

GROWTH IMPACTED BY LIGHT VEHICLE PRODUCTION, SAFETY CONTENT PER VEHICLE AND HIGH ORDER INTAKE

The most important driver for Autoliv’s sales is the light vehicle production (LVP). During the past ten years LVP has shown year-over-year growth with the exception of the past three years. During 2020 we experienced deterioration of market conditions as a consequence of the COVID-19 pandemic, resulting in declines of LVP in all regions. The most significant decline in LVP, came in Americas and Europe declining more than 20% with Asia declining more than 10%. Full-year 2020 global LVP declined by around 17%. This came after a 6% decline in 2019.

Light Vehicle Production1)
		2020		2019		Change '20 vs ´19
		(000´) units	% global	(000´) units	% global	(000´) units	%
Americas		14,184	20%	18,343	21%	(4,159)	(23)%
	North America	11,955	17%	15,085	18%	(3,130)	(21)%
	South America	2,229	3%	3,258	4%	(1,029)	(32)%
Europe		16,461	23%	20,994	24%	(4,533)	(22)%
Asia		39,257	55%	44,550	52%	(5,293)	(12)%
	China	22,130	31%	23,292	27%	(1,162)	(5)%
	Japan	7,593	11%	9,024	11%	(1,431)	(16)%
	South Korea	3,476	5%	3,879	5%	(403)	(10)%
	India	3,199	4%	4,168	5%	(969)	(23)%
	Other Asia	2,859	4%	4,187	5%	(1,328)	(32)%
Other		1,671	2%	1,975	2%	(304)	(15)%
Global Total		71,573		85,862		(14,289)	(17)%
1) Source: IHS Markit

Chinese LVP, the world’s largest automotive market, declined by 1.2 million units or by 5% from 2019 to 2020.  In Europe, an important market for automotive safety systems, LVP decreased by 22% or by approximately 4.5 million light vehicles during the same period. In North America, LVP declined by 21% or 3.1 million light vehicles.

Europe’s share of global LVP has declined to 23% from 24% and Americas share declined to 20% from 21%, while China’s share increased from 27% to 31%. Japan’s share was unchanged at 11%.

Due to more stringent crash ratings, by institutes such as Euro NCAP; and increasing consumer demand for more safety in emerging markets, we see vehicle manufacturers installing more airbags and more advanced seatbelt systems in vehicles. This generally takes place when new models are introduced. The safety standards of vehicles are increasing in China, India and other growth markets such as Brazil, partially due to new regulations and crash test rating programs. For example, the Indian government has decided on a new traffic regulation that mandates more rigid crash test standards for light vehicles. This should eventually lead to a higher installation rate of airbags and more advanced seatbelts, impacting CPV positively, partly offset by negative effects from continued pricing pressure from vehicle manufacturers. The trend of increasing CPV was negatively impacted in 2020 by the unfavorable regional CPV mix development, as the decline in LVP was more pronounced in markets with high average safety content per vehicle (CPV) such as North America and Western Europe, where the CPV is approximately $350 and $270, respectively. In 2020, currency translation effects impacted global CPV positively. The average global safety CPV (airbags, pedestrian safety, seatbelts and steering wheels) amounted to $245 in 2020.

The more stringent crash ratings and consumer demand for more safety should enable the global automotive safety market to grow faster than the global LVP during the next three years.

The past five years’ high order intake share have resulted in our sales development outperforming the underlying light vehicle production significantly in the past three years. In 2020, our organic sales development outpaced global LVP by around 5 percentage points, due to increased safety content per vehicle and as an effect of recent years high order intake share.

WELL BALANCED GLOBAL FOOTPRINT

Autoliv’s regional sales mix continues to be balanced with 28% of sales in Europe, 31% in the Americas and 41% in Asia in 2020, compared to 29%, 34% and 37%, respectively, in 2019. In Asia, our sales in the important Chinese market increased to 21% of total sales in 2020, partly a reflection of the Chinese market being less effected by the pandemic.

The balanced regional sales mix has been achieved through timely investments and strengthening of technical and support capabilities in growth markets.

We estimate that our sales to Electric Vehicles (EV) and Plug-in Hybrid Electric Vehicles (PHEV) accounted for around 10% of our total sales in 2020.

CONTINUED STRONG ORDER INTAKE SHARE

Building on a strong base, including supplying products to around 1,200 vehicle models and around 100 car brands, Autoliv recorded a high order intake share during the past six-year period, winning around 45% or more of available orders. Our share of order intake in prior years is above our sales market share in 2020 of around 42%. The lead time from order intake to start of production is typically 18-36 months. During this period the products are engineered into the vehicle to provide the expected protection for occupants in case of a crash and to meet legal and regulatory requirements, as well as other requirements from the vehicle manufacturer. This investment in new products is the main reason for the high level of RD&E expenses, net. Additionally, we have to build up production capacity, in the form of new lines, to meet future product launches.

Our order intake share for 2020 continued on a high level. We estimate that we booked around 45% of available order value in 2020, making 2020 the sixth consecutive year of order intake share which is higher than our sales market share. The estimated life-time sales for all orders booked in 2020 is around $10 billion, compared to $11 billion in 2019. New order intake is defined as the sales value of awards for future business, received within that year. The life time value is calculated using detailed assumptions of price and volumes over the years of production and the exchange rates prevailing at the time of receiving the order.

Due to the lead time from order to start of production, 2017 was the first year that the increased level of order intake began to impact our sales. Over the last two years, sales have substantially outperformed the change in global LVP. In 2020 and 2019 the outperformance was around 5 pp and 7 pp, respectively. During 2020, growth was positively affected through recent launches of several new models, including Honda Fit, Toyota Yaris, Buick Encore and Chevrolet Trailblazer, Peugeot 208 and 2008, Genesis G80 and Opel Corsa.

STRATEGIC INITIATIVES

As market weakness has continued in 2020, we stepped up the cost improvement actions and launched a second Structural Efficiency Program, including targeting a reduction of our indirect workforce by approximately 850 more workers. The cost for Structural Efficiency Program 1 and 2 are estimated to be approximately $52 million and $65 million respectively. The first program was fully implemented in 2020 and the second program is expected to be fully implemented by early 2021. Annualized savings is estimated to be around $65 million each for the two programs.

In addition to the Structural Efficiency Programs, we made a provision of around $35 million in 2020 for footprint optimization in Europe, involving planned plant closures in Germany and Sweden.

The costs for restructuring activities in 2020 amounted to $99 million compared to $54 million in 2019.

The Structural Efficiency Programs are expected to have a payback period of around 1 year, after cash-out. As of December 31, 2020, we have $126 million reserved in our balance sheet related to restructuring (see Note 12 to the Consolidated Financial Statements included herein).

With more than 200 improvement projects being evaluated, we have set a high pace in the planning and implementation of strategic initiatives and structural improvements. These initiatives are key drivers to our medium-term target and building the foundation to continue to create shareholder value.

IMPROVED EFFICIENCIES THROUGH OPERATIONAL EXCELLENCE

Pricing pressure is an inherent part of the automotive supplier business. Price reductions are generally higher on newer products with strong volume growth compared to older products, where both the possibilities to re-design the product to reduce costs and market growth are less. Price reductions can also depend on the business cycle. For the period 2019-2020, we estimate the average reduction of our market prices to have been in the range of 2-4% annually. As described below, to meet these price reductions, we have implemented several programs and taken actions to address our cost structure.

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

Our continuous improvement strategies have enabled productivity improvement at or above our target of 5% over the last years, except 2018 and 2020. 2018 due to a sharp increase in launch activities. Excluding impact from Force Majeure situation in our plant in Mexico, we came back to around historical performance during 2019. This was achieved despite the increased launch activities also impacted us during 2019. In 2020, the sharp deterioration of light vehicle production in the first half year and the sharp recovery in the second half year limited productivity improvement opportunities.

We foresee opportunities for further productivity on gains from increasing use of automation in our assembly for lean manufacturing processes. Additionally, automated cells typically perform the manufacturing process with reduced variability. This results in greater control and consistency of product quality.

Reducing labor costs to offset the price erosion on our products is achieved through continuously implementing productivity improvement programs, optimizing our production footprint and instituting restructuring and capacity alignment activities.

These initiatives, in combination with our restructuring activities, investment in vertical integration and several other actions, are in place to offset the market price erosion.

FOCUS ON QUALITY

The number of vehicle recalls in the automotive industry has risen sharply in recent years. Starting in 2015, Takata’s airbag inflators recall generated a record number of recalls in the automotive industry. We expect overall recall numbers to remain high for years to come and, although we strive for the highest quality in our processes, it cannot be ruled out that we may also be adversely impacted by a future recall.

Quality has been and always will be our number one priority, and we continue to sharpen our focus in this area. We now hold a market share of around 42% in while we have been involved in 2% of recalls in the industry since 2010; an important indicator that we are delivering on our quality strategy. For more information see product warranty and recalls in Note 13 to the Consolidated Financial Statements in this Annual Report.

CHANGES IN COMPETITIVE LANDSCAPE

During the past six years, we experienced significant changes in our competitive landscape. In 2015, TRW, a key competitor in passive safety, was acquired by German group ZF Friedrichshafen. Combined, the new company is the second largest passive safety supplier globally. In 2016, Key Safety Systems (“KSS”) was acquired by Ningbo Joyson Electronic Corp. Beginning in 2014, Takata, our largest competitor at the time, experienced severe issues and recalls related to malfunctioning airbag inflators, leading the company to file for bankruptcy protection in the U.S. and Japan. In 2018, Joyson substantially acquired all of Takata's global assets and operations and combined it with KSS, forming the new company JSS. Combined, the new company is the third largest passive safety supplier globally.

CAPITAL STRUCTURE

The Company’s net debt stood at $1,214 million on December 31, 2020. This was a decrease of $436 million compared to December 31, 2019. Total interest bearing debt at December 31, 2020 amounted to $2,411 million, an increase of $317 million compared to December 31, 2019.

Cash flow from operations was $849 million in 2020 and $641 million in 2019. Capital expenditures, net amounted to $340 million in 2020 and $476 million in 2019. During the two-year period 2019-2020, the Company paid dividends of $271 million. In 2020, the Company paid dividends of $54 million in the first quarter and then suspended the dividends due to the COVID-19 pandemic

It is the Company’s policy to maintain a financial leverage commensurate with a “strong investment grade credit rating”. The long-term target is to have a leverage ratio (see section Non-U.S. GAAP Performance Measures) of around 1.0 and to be within the range of 0.5 to 1.5. At December 31, 2020, the current leverage ratio is 1.8. The Company monitors its capital structure and the financial markets closely and intends to maintain a high level of financial flexibility while being shareholder friendly.

As part of the adjustment of the capital structure, the Company historically has repurchased shares of its common stock. During 2020 and 2019, the Company did not repurchase any shares. At December 31, 2020, the remaining number of shares authorized by the board of directors for repurchase is approximately 3.0 million shares.

CURRENCY IMPACTS

The Company is exposed to around 50 currency pairs, with exposures in excess of $1 million each. We are monitoring our currency exposure but do not hedge currency flows. Rather we strive to have sales and costs in the same currency to reduce the transaction exposure risk. The total net transaction exposure in 2020 was approximately $2.2 billion or 25% of sales. The 5 largest exposures in 2020 were USD/MXN (sell USD), USD/CAD (sell USD), EUR/RON (sell EUR), USD/KRW (buy USD) and EUR/CNY (buy EUR) which combined amounted to a net transaction exposure of around $1.2 billion. Approximately three quarters of our sales are denominated in currencies other than U.S. dollars, which is leading to currency translation effects.

Outlook for 2021

Our outlook indications for 2021 reflect continuing uncertainty in the automotive markets and are mainly based on our customer call-offs and LVP according to IHS Markit.

Financial measure	Full year indication
Net sales growth	Around 25%
Organic sales growth	Around 20%
Adjusted operating margin 1)	Around 10%
R,D&E, net % of sales	Around 4.5
Tax rate 2)	Around 30%
Operating cash flow3)	Similar level as 2020
Capital expenditures, net % of sales	Below 6%
Leverage ratio at year end	Within target range

1)	Excluding costs for capacity alignments and anti-trust related matters.
2)	Excluding unusual tax items.
3)	Excluding unusual items.

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

Significant Legal Matters

See Item 3. Legal Proceedings and Note 18 Contingent Liabilities to the Consolidated Financial Statements in this Annual Report.

Year Ended December 31, 2020 Versus 2019

Sales by Product

				Components of Change in Net Sales
	2020 (MUSD)	2019 (MUSD)	Reported change	Currency effects1)	Organic
Airbags products and Other2)	$4,824	$5,676	(15.0)%	(0.8)%	(14.2)%
Seatbelt products2)	2,623	2,872	(8.6)%	(0.9)%	(7.7)%
Total	$7,447	$8,548	(12.9)%	(0.9)%	(12.0)%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.

Consolidated net sales decreased by 12.9% compared to full year 2019. Excluding negative currency translation effects of 0.9%, the organic sales decrease (see section Non-U.S. GAAP Performance Measures) was 12.0%.

Sales of all our airbag products except textiles declined organically (see section Non-U.S. GAAP Performance Measures) by between 11% and 53% (depending on the region) for the full year, reflecting the 16.8% decline in LVP. Textiles increased by 66%, reflecting new sales of textiles for manufacturing of personal protection equipment. Sales of replacement inflators decreased by around $85 million to $57 million.

Seatbelt sales declined organically (see section Non-U.S. GAAP Performance Measures) by 7.7%. Japan showed a slight organic seatbelt sales growth, while all other regions showed organic sales declines between 1% and 21%. Sales of more advanced and higher value-added seatbelts declined significantly less than total seatbelts sales did and grew strongly in China and Japan.

Sales by Region

				Components of Change in Net Sales
	2020 (MUSD)	2019 (MUSD)	Reported change	Currency effects1)	Organic
Asia	$3,043	$3,177	(4.2)%	(0.0)%	(4.2)%
Whereof: China	1,541	1,525	1.0%	0.0%	1.0%
Japan	733	811	(9.6)%	1.9%	(11.5)%
Rest of Asia	769	841	(8.5)%	(2.0)%	(6.5)%
Americas	2,337	2,907	(19.6)%	(3.3)%	(16.3)%
Europe	2,067	2,464	(16.1)%	0.9%	(17.0)%
Global	$7,447	$8,548	(12.9)%	(0.9)%	(12.0)%

1)	Effects from currency translations.

For the full year 2020, Autoliv’s sales decreased organically (see section Non-U.S. GAAP Performance Measures) by 12.0% compared to full year 2019, around 5pp better than LVP (according to IHS Markit). Sales declined organically in all regions except China. Our organic sales development outperformed LVP in all regions - by around 7pp in Americas, 6pp in China, and 5pp in Europe.

2020 Organic growth1)	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	(16.3)%	(17.0)%	1.0%	(11.5)%	(6.5)%	(12.0)%
Main growth drivers	Tesla, Mazda	Toyota, PSA	GM, Ford, Toyota	Honda, Suzuki, Toyota	GM, Renault, Nissan	Tesla, GM, Suzuki
Main decline drivers	FCA, Honda, Nissan	Daimler, Renault, VW	Nissan, Geely, Daimler	Mitsubishi, Nissan, Mazda	Mitsubishi, Toyota, Suzuki	Nissan, FCA, Daimler
1) Non-U.S. GAAP Measure

	Years ended December 31
(Dollars in millions, except per share data)	2020	2019	Change
Net Sales	$7,447.4	$8,547.6	(12.9)%
Gross profit	1,246.9	1,584.4	(21.3)%
% of sales	16.7%	18.5%	(1.8	)pp
S,G&A	(389.2)	(398.9)	(2.4)%
% of sales	(5.2)%	(4.7)%	0.5	pp
R,D&E net	(375.5)	(405.5)	(7.4)%
% of sales	(5.0)%	(4.7)%	0.3	pp
Other income (expense), net	(90.1)	(42.7)	111.0%
Operating income	382.1	725.8	(47.4)%
% of sales	5.1%	8.5%	(3.4	)pp
Adjusted operating income	481.6	774.4	(37.8)%
% of sales	6.5%	9.1%	(2.6	)pp
Financial and non-operating items, net	(90.9)	(77.4)	17.4%
Income before taxes	291.2	648.4	(55.1)%
Tax rate	35.3%	28.6%	6.7	pp
Net income	188.3	462.8	(59.3)%
Earnings per share, diluted1, 2)	2.14	5.29	(59.5)%
Adjusted earnings per share, diluted1, 2)	3.15	5.72	(44.9)%

1)	Assuming dilution and net of treasury shares.
2)	Participating share awards with right to receive dividend equivalents are (under the two-class method) excluded from the EPS calculation.

GROSS PROFIT

Gross profit declined by $338 million and the gross margin declined by 1.8pp compared to full year 2019. The gross margin decline was primarily driven by lower sales and lower utilization of our assets from the decline in LVP. The sharp sales decline followed by a volatile restart and ramp-up with limited visibility and predictability had a significant effect on our gross margin, despite significant reductions in costs for material and labor.

OPERATING INCOME

Operating income decreased by $344 million, mainly as a consequence of the declines in gross profit and higher costs in other income (expense), net, partially offset by lower costs for S,G&A and R,D&E, net. Selling, General and Administrative (S,G&A) expenses decreased by $10 million, or by 2.4%, mainly due to lower personnel costs. Research, Development & Engineering (R,D&E) expenses, net declined by $30 million, or by 7.4%, mainly due to positive year over year effects from lower personnel costs partially offset by lower engineering income. Other income (expense), net expense increased by $47 million compared to the previous year, mainly due to higher costs for capacity alignments.

FINANCIAL AND NON-OPERATING ITEMS, NET

Financial and non-operating items, net, costs were $14 million higher than the previous year, mainly due to unfavorable effects of exchange rate changes and higher pension related expenses.

INCOME TAXES

Tax rate was 35.3%, compared to 28.6% in 2019, impacted by unfavorable country mix and losses without tax benefit.

NET INCOME AND EARNINGS PER SHARE

Net income decreased by $275 million compared to 2019 primarily driven by the lower gross profit and operating income as noted above.

Earnings per share, diluted, decreased by $3.15 where the main drivers were $2.36 from lower adjusted operating income, $0.58 from mainly higher accruals for restructuring activities, $0.11 from financial items and $0.10 from higher taxes.(see section Non-U.S. GAAP Performance Measures).

The weighted average number of shares outstanding assuming dilution in 2020 was 87.5 million compared to 87.4 million in 2019.

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

ORGANIC SALES

We analyze the Company’s sales trends and performance as changes in “organic sales growth” or “organic sales decline”, because the Company currently generates approximately three quarters of net sales in currencies other than the reporting currency (i.e. U.S. dollars) and currency rates have proven to be rather volatile. We also use organic sales to reflect the fact that historically the Company has made several acquisitions and divestitures.

Organic sales present the increase or decrease in the overall U.S. dollar net sales on a comparable basis, allowing separate discussions of the impact of acquisitions/divestitures and exchange rates.

The following tabular reconciliation presents changes in “organic sales growth” as reconciled to the change in total U.S. GAAP net sales.

COMPONENTS IN SALES INCREASE/DECREASE (DOLLARS IN MILLIONS)

	China		Japan		RoA1)		Americas		Europe		Total
2020 VS. 2019%		$	%	$	%	$	%	$	%	$	%	$
Reported change	1.0	$15.6	(9.6)	$(77.4)	(8.5)	$(71.8)	(19.6)	$(570.1)	(16.1)	$(396.5)	(12.9)	$(1,100.2)
Currency effects2)	0.0	1.0	1.9	16.1	(2.0)	(17.2)	(3.3)	(97.5)	0.9	23.1	(0.9)	(74.5)
Organic change	1.0	14.6	(11.5)	(93.5)	(6.5)	(54.6)	(16.3)	(472.6)	(17.0)	(419.6)	(12.0)	(1,025.7)

1)	Rest of Asia.
2)	Effects from currency translations.

RECONCILIATION OF U.S. GAAP MEASURE TO “OPERATING WORKING CAPITAL” (DOLLARS IN MILLIONS)

DECEMBER 31	2020	2019
Total current assets	$4,269.0	$3,002.1
Total current liabilities	(3,146.9)	(2,410.2)
Working capital	1,122.1	591.9
Cash and cash equivalents	(1,178.2)	(444.7)
Short-term debt	301.8	368.1
Derivative (asset) and liability, current	(22.6)	(4.2)
Dividends payable	—	54.1
Operating working capital	$223.1	$565.2

RECONCILIATION OF U.S. GAAP MEASURE TO “NET DEBT” (DOLLARS IN MILLIONS)

DECEMBER 31	2020	2019	2018	2017	2016
Short-term debt	$301.8	$368.1	$620.7	$19.7	$216.3
Long-term debt	2,109.6	1,726.1	1,609.0	1,310.7	1,312.5
Total debt	2,411.4	2,094.2	2,229.7	1,330.4	1,528.8
Cash and cash equivalents	(1,178.2)	(444.7)	(615.8)	(959.5)	(1,226.7)
Debt issuance cost/Debt-related derivatives, net	(19.0)	0.3	4.9	(2.5)	(3.4)
Net debt	$1,214.2	$1,649.8	$1,618.8	$368.4	$298.7

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

ADJUSTED OPERATING INCOME AND OPERATING MARGIN AND ADJUSTED EPS

Adjusted operating margin and adjusted EPS are non-GAAP measures our management uses to evaluate our business, because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that are non-operational or non-recurring in nature (such as costs related to capacity alignments, costs related to antitrust matters, separation costs and for EPS unusual tax items) and that we do not believe are indicative of our core operating performance and underlying business trends. Adjusted operating margin and adjusted EPS should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with U.S. GAAP, including operating margin and EPS.

ITEMS AFFECTING COMPARABILITY
	2020			2019
(DOLLARS IN MILLIONS, EXCEPT EPS)	Reported	Adjust- ments1)	Non- U.S. GAAP	Reported	Adjust- ments1)	Non- U.S. GAAP
Operating income	$382	$100	$482	$726	$49	$775
Operating margin, %	5.1	1.4	6.5	8.5	0.6	9.1
Income before taxes from	$291	$100	$391	$648	$49	$697
Net income attributable to controlling interest	$187	$88	$275	$462	$38	$500
Capital employed	$3,637	$88	$3,725	$3,772	$38	$3,810
Return on capital employed, % 2)	10.4	2.5	12.9	19.7	1.2	20.9
Return on total equity, % 3)	8.8	3.9	12.7	23.1	1.7	24.8
Earnings per share, diluted 4, 5)	$2.14	$1.01	$3.15	$5.29	$0.43	$5.72
Total parent shareholders' equity per share	$27.56	$1.01	$28.57	$24.19	$0.43	$24.62

1)	Including costs for capacity alignments, antitrust related matters and in 2019 separation of our business segments. See table below for a disaggregation of these costs.
2)	Operating income and income from equity method investments, relative to average capital employed.
3)	Net Income relative to average total equity.
4)	Assuming dilution and net of treasury shares.
5)	Participating share awards with right to receive dividend equivalents are (under the two-class method) excluded from the EPS calculation.

Items included in Non-GAAP adjustments
	Full Year 2020		Full Year 2019
	Adjustment Millions	Adjustment Per share	Adjustment Millions	Adjustment Per share
Capacity alignment	$98.8	$1.13	$53.6	$0.61
Antitrust related matters	$0.7	0.01	$(6.2)	(0.07)
Separation costs	—	—	$1.2	0.01
Total adjustments to Operating income	$99.5	$1.14	$48.6	$0.55
Tax on Non-U.S. GAAP adjustments1)	$(11.1)	(0.13)	$(10.6)	(0.12)
Total adjustments to Net Income	$88.4	$1.01	$38.0	$0.43

Weighted average number of shares outstanding - diluted2)		87.5		87.4
Adjustment Return on capital employed	$99.5		$48.6
Adjustment Return on capital employed, %	2.5		1.2

Adjustment Return on total equity	$88.4		$38.0
Adjustment Return on total equity, %	3.9		1.7

1)	The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).
2)	Annualized average number of outstanding shares.

Liquidity, Capital Resources and Financial Position

	Years ended December 31
(DOLLARS IN MILLIONS)	2020	2019
Net cash provided by operating activities	$849	$641
Net cash used in investing activities	(340)	(476)
Net cash provided by (used in) financing activities	160	(338)
Effect of exchange rate changes on cash and cash equivalents	64	2
Increase (decrease) in cash and cash equivalents	733	(171)
Cash and cash equivalents at beginning of year	445	616
Cash and cash equivalents at end of year	$1,178	$445

NET CASH PROVIDED BY OPERATING ACTIVITIES

Cash flow from operations, together with available financial resources and credit facilities, are expected to be sufficient to fund the Company’s anticipated working capital requirements, capital expenditures and future dividend payments.

Cash provided by operating activities was $849 million in 2020 compared to $641 million in 2019. The net increase compared to previous year was primarily due to the effects of COVID-19 resulting in increases to Accounts Payable and Accrued Expenses offset by the year over year increase in Receivables and other assets.

While management of cash and debt is important to the overall business, it is not part of the operational management’s day-to-day responsibilities. We therefore focus on operationally derived working capital (see section Non-U.S. GAAP Performance Measures) and have set a policy that the operating working capital should not exceed 10% of the last 12-month net sales.

At December 31, 2020, operating working capital (see section Non-U.S. GAAP Performance Measures) amounted to $223 million corresponding to 3.0% of net sales compared to $565 million and 6.6%, respectively, at December 31, 2019.

Days receivables outstanding (see Glossary and Definitions for definition) were 86 at December 31, 2020, compared to 70 in 2019. Factoring agreements did not have any material effect on days receivables outstanding for 2020 or 2019.

Days inventory outstanding (see Glossary and Definitions for definition) were 42 at December 31, 2020, compared to 35 in 2019.

NET CASH USED IN INVESTING ACTIVITIES

In 2020 and 2019 cash used in investing activities amounted to $340 million and $476 million, respectively. Our investing activities primarily consists of investments in property, plant and equipment, net of cash.

CAPITAL EXPENDITURES

Cash generated by operating activities continued to sufficiently cover capital expenditures for property, plant and equipment.

Capital expenditures, net was $340 million in 2020 and $476 million in 2019. The reduction of close to 30% was a result of suspended or delayed investments. In relation to net sales, capital expenditures, net was 4.6% in 2020 and 5.6% in 2019.

Depreciation and amortization totaled $371 million in 2020 compared to $351 million in 2019.

During the years 2020 and 2019, a majority of our investments were for production capacity to support new product launches and automation projects for improved efficiency. Major investments were mainly made in Europe, North America, China and Japan.

In 2020, investments in Europe were mainly related to new product launches and capacity increases. In North America, the investments were mainly related to capacity expansions, as well as a new technical center. In China, investments were made to support revenue growth and to expand capacity and capabilities of textile production. In addition, we made large investments in Asia to increase manufacturing capacity to support new product launches, as well as a new facility in India to increase capacity to support demand.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Cash provided by (used in) financing activities amounted to $160 million and $(338) million for the years 2020 and 2019, respectively. In 2020 and 2019, the net issuance of debt amounted to $215 million and $(121) million, respectively.

In 2020, the Company paid dividends of $54 million in the first quarter and then suspended the dividends due to the COVID-19 pandemic for the remaining quarters. In 2019, the Company paid dividends of $217 million and made a $203 million payment relating to the EC antitrust investigation.

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

At December 31, 2020, the Company’s pension liability (i.e. the actual funded status) for its U.S. and non-U.S. plans was $248 million compared to $240 million one year earlier. The plans had a net unamortized actuarial loss of $107 million recorded in Accumulated Other Comprehensive (Loss) Income in the Consolidated Statement of Equity at December 31, 2020, compared to $115 million at December 31, 2019. The decrease in the actuarial loss was mainly due to a decrease in the discount rate for the U.S. plans. The amortization of this loss is expected to be $4 million in 2021.

The liability increase in 2020 of $8 million was mainly due to the decrease in discount rates, partly offset by plan settlement in US. The liability increase in 2019 of $42 million was mainly due to the decrease in discount rates.

Pension expense associated with the defined benefit plans was $33 million in 2020 and $27 million in 2019, and is expected to be $20 million in 2021. The $6 million increase in 2020 pension expense was mainly due to plan settlement in US. The increase in pension expense in 2019 of $7 million was mainly due to a prior year decrease in discount rates.

The Company contributed $26 million to its defined benefit plans in 2020 and $17 million in 2019. The Company expects to contribute $21 million to these plans in 2021 and is currently projecting a yearly funding at approximately the same level in the subsequent years.

For further information about retirement plans see Note 19 to the Consolidated Financial Statements included herein.

SHAREHOLDER RETURNS

Total cash dividends paid were $54 million in 2020 and $217 million in 2019. The Company cancelled its dividends from the second quarter 2020 due to the COVID-19 pandemic. The Board of Directors has declared no dividend for both the first and second quarter of 2021.

EQUITY

During 2020, total equity increased by $301 million to $2,423 million. This was mainly due to $188 million in net income and $97 million from positive foreign exchange effects.

During 2019, total equity increased by $226 million to $2,122 million. This was mainly due to a net income of $463 million, partly offset by $217 million for dividends to shareholders.

IMPACT OF INFLATION AND RAW MATERIAL PRICES

Inflation has generally not had a significant impact on the Company’s financial position or results of operations. In many growth markets, inflation is relatively high, especially labor inflation. We have managed to offset this negative effect mainly by labor productivity improvements. We are continuously looking at efficiency improvements, however no assurance can be given that this will continue to be possible going forward.

The Company has experienced tailwind from raw material prices in 2020. COVID-19 caused raw material market prices to decrease in first half of 2020, followed by a surge in prices in the second half of 2020. This surge was connected to the ramp-up in the automotive industry during the second half of 2020. Due to the nature of Autoliv’s raw material contracts with certain suppliers, this results in a time lag for raw material price impacts for certain raw materials. Therefore, Autoliv has not yet experienced the full impact of the raw material price increases that began in the second half of 2020.

PERSONNEL

Total headcount (permanent employees and temporary personnel) has risen by 4.6% from the beginning of 2019 to 68,200 at the end of 2020. This reflects the strong order intake we have recognized in past years, which drive the need for additional manufacturing.

During 2020, headcount increased by 3,000 people, compared to the 1,500 decrease during 2019. During 2020, indirect headcount decreased by 800 people or 4.5%, mostly related to the structural efficiency programs.

At the end of 2020, 82% of total headcount was in Best Cost Country compared to 81% at the end of 2019. Furthermore, 74% of total headcount at December 31, 2020 was direct workers in manufacturing compared to 71% at the end of 2019, while 11% of total headcount at December 31, 2020 were temporary employees, compared to 10% at the end of 2019.

Compensation to directors and executive officers is reported, as is customary for U.S. public companies, in Autoliv’s proxy statement, which will be available to shareholders in March 2021.

Treasury Activities

CREDIT ARRANGEMENTS

In December 2020, the Company repaid the €100 million of 18-month floating rate notes under its EMTN program. It was originally issued in June 2019 and carried a coupon of 3M Euribor +0.50%.

In June 2020, the Company repaid its 3-year loan from Swedish Export Credit Corporation of SEK 1,200 million in advance which carried a floating interest rate of 3M STIBOR +0.54%. At the same time, the Company utilized its new SEK 6,000 million facility with Swedish Export Credit Corporation which was signed in May 2020. The SEK 6,000 million facility was utilized in two different loans. One SEK 3,000 million loan maturing in 2022 carrying a floating interest rate of 3M STIBOR +1,35% and one SEK 3,000 million loan maturing in 2025 carrying a floating interest rate of 3M STIBOR +1,85%.

In June 2018, the Company priced and issued 5-year notes for a total of €500 million in the Eurobond market. The notes carry a coupon of 0.75%.

In July 2016, the Company refinanced its existing revolving credit facility (RCF) of $1,100 million. The facility, syndicated among 14 banks, originally maturing in July 2021 with two extension options, each for an additional year. The extension options have been used by the Company and the maturity date for the facility has been extended to July 2023. The Company pays a commitment fee on the undrawn amount of 0.1%, representing 35% of the applicable margin, which is 0.375% (given the Company’s rating of “BBB” from S&P Global Ratings at May 28, 2020). Borrowings under the facility are unsecured and bear interest based on the relevant LIBOR or IBOR rate.

At December 31, 2020, the Company’s unutilized long-term credit facilities were $1,100 million, represented by the RCF. This facility is not subject to any financial covenants nor is any other substantial financing of Autoliv. The Company had a net debt position (see section Non-U.S. GAAP Performance Measures) at December 31, 2020 and 2019 of $1,214 million and $1,650 million, respectively.

In 2014, the Company issued and sold long-term debt securities in a U.S. Private Placement pursuant to a Note Purchase and Guaranty Agreement dated April 23, 2014, by and among Autoliv ASP Inc., the Company and the purchasers listed therein. As of December 31, 2020, $1,042 million remains outstanding from the 2014 issuance. See Note 12 to the Consolidated Financial Statements included herein for additional information.

During 2020 and 2019, the Company sold receivables and discounted notes related to selected customers. These factoring arrangements increase cash while reducing accounts receivable and customer risks. At December 31, 2020, the Company had received $161 million for sold receivables without recourse and discounted notes with a discount cost of $3 million during the year, compared to $163 million at December 31, 2019 with a discount cost of $3 million recorded in Other non-operating items, net.

In May 2020, Autoliv’s long-term credit rating was downgraded from BBB+ to BBB by S&P Global Ratings with stable outlook on the rating. The company aims to maintain a strong investment grade credit rating.

NUMBER OF SHARES

At December 31, 2020, 87.4 million shares were outstanding (net of 15.4 million treasury shares), a 0.2% increase from 87.2 million one year earlier.

The number of shares outstanding is expected to increase by 0.5 million when all Restricted Stock Units (RSU) and Performance Shares (PSs) vest and if all stock options (SOs) to key employees are exercised, see Note 17 to the Consolidated Financial Statements included herein.

In total, Autoliv has repurchased 44.5 million shares under its stock repurchase program between May 2000 and December 2020 for cash of $2,498 million, including commissions. The average cost per share for all repurchased shares to date is $56.13. Purchases can be made from time to time as market and business conditions warrant in open market, negotiated or block transactions. There is no expiration date for the repurchase program in order to provide management flexibility in the Company’s share repurchases. No stock repurchases were made in 2020.

Contractual Obligations and Commitments

AGGREGATE CONTRACTUAL OBLIGATIONS1)	Payments due by Period
(DOLLARS IN MILLIONS)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$2,387	$275	$979	$663	$470
Fixed-interest obligations	212	48	80	50	34
Operating lease obligations	150	38	53	29	30
Pension contribution requirements2)	21	21	—	—	—
Other non-current liabilities reflected on the balance sheet	11	—	2	1	8
Total	$2,781	$382	$1,114	$743	$542

1)	Excludes contingent liabilities arising from litigation, arbitration, regulatory actions or income taxes.
2)	Expected contributions for funded and unfunded defined benefit plans exclude payments beyond 2020.

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

Fixed-interest obligations: These obligations include interest on debt and credit agreements relating to periods after December 31, 2020, excluding fees on the revolving credit facility and interest on debts with no defined amortization plan.

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

In 2021, the expected contribution to all plans, including direct payments to retirees, is $21 million, of which the major contribution is $13 million for our U.S. pension plans. Due to volatility associated with future changes in interest rates and plan asset returns, the Company cannot predict with reasonable reliability the timing and amounts of future funding requirements, and therefore the above excludes payments beyond 2021. We may elect to make contributions in excess of the minimum funding requirements for the U.S. plans in response to investment performance and changes in interest rates, or when we believe that it is financially advantageous to do so and based on other capital requirements. See Note 19 to the Consolidated Financial Statements included herein.

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

Global LVP is an indicator of the Company’s sales development. Ultimately, however, sales are determined by the production levels for the individual vehicle models for which Autoliv is a supplier (see Dependence on Customers). The Company’s sales are split over several hundred contracts covering almost 1,200 vehicle models. This moderates the effect of changes in vehicle demand of individual countries and regions as well as production issues. The risk of fluctuating sales has also been mitigated by Autoliv’s rapid expansion in Asia and other growth markets, which has reduced the Company’s former high dependence on sales in Europe to a diversified mix with Europe, the Americas and Asia each accounting for roughly 30% to 40% of our 2020 total sales.

It is the Company’s strategy to reduce the risk of fluctuating LVP by using a high number of temporary employees instead of permanent employees in direct production. During 2020 and 2019, the level of temporary employees in relation to total headcount in direct production was 13% and 11%, respectively. To reduce the potential impact of unusual fluctuations in the production of vehicle models supplied by the Company such as during the financial crisis of 2008 and 2009 and the Covid-19 pandemic in 2020– it is also necessary for the Company to be prepared to quickly adapt the level of permanent employees as well as fixed cost production capacity.

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

COMPONENT COSTS

The cost of direct materials was approximately 50% of sales in 2020.

The main raw materials being used as input material for Autoliv operations are steel, textiles, plastic and non-ferrous metals. We still see effects coming from the import tariffs imposed by the United States and other countries, on steel and aluminum products. These import tariffs are impacting the raw material market and creating pricing and availability uncertainties.

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

The Company’s strategy is to follow a stringent procedure when developing new products and technologies and to apply a proactive “zero-defect” quality policy (see section Quality Management). In addition, the Company maintains a program of insurance, which may include commercial insurance, self-insurance, or a combination of both approaches, for potential recall and product liability claims in amounts and on terms that it believes are reasonable and prudent based on our prior claims experience. However, such insurance may not be sufficient to cover every possible claim that can arise in the Company’s businesses, now or in the future, or may not always will be available should the Company, now or in the future, wish to extend, renew, increase or otherwise adjust such insurance. In recent years, the cost of recall and product liability insurance as well as the Company’s level of self-insurance and deductibles has increased.  Management’s decision regarding what insurance to procure is also impacted by the cost for such insurance. As a result, the Company may face material losses in excess of the insurance coverage procured. A substantial recall or liability in excess of coverage levels could therefore have a material adverse effect on the Company.

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

In 2007, the U.S. adopted new regulations for head impact and enhanced thorax protection in side impact crashes, which now have been fully phased-in. China introduced a vehicle rating program in 2006, and Latin America introduced a similar program in 2010 followed by ASEAN NCAP in Southeast Asia in 2011, and Global NCAP that is rating vehicles sold in emerging markets (like India). The United States upgraded its vehicle rating program in 2010 and Europe upgraded the Euro NCAP rating system during 2018. Euro NCAP has initiated the next upgrade, which will be fully implemented by 2025. Japan and South Korea are continuously upgrading their respective vehicle rating programs, JNCAP and KNCAP respectively. India requires frontal airbags for the driver from July 2019, and will require passenger airbags from 2021 for all new passenger vehicles (M1). Vehicles with automated driving systems (ADS) are expected to provide additional opportunities through integration of protective safety systems with ADAS technologies, as well as new vehicle interior layouts and seating configurations. There are also other plans for improved automotive safety, both in these countries and others that could affect the Company’s market. However, there can be no assurance that changes in regulations will not adversely affect the demand for the Company’s products or, at least, result in a slower increase in the demand for them.

DEPENDENCE ON CUSTOMERS

In 2020, the five largest vehicle manufacturers accounted for around 51% of global LVP and the ten largest manufacturers for around 75%.

As a result of this highly consolidated market, the Company is dependent on a relatively small number of customers with strong purchasing power.

In 2020, the Company’s five largest customers accounted for around 53% of revenues and the ten largest customers for around 81% of revenues. For a list of the largest customers, see Note 21 Segment Information to the Consolidated Financial Statements included herein.

Our largest customer contract accounted for around 2% of sales in 2020. Although business with every major customer is split into at least several contracts (usually one contract per vehicle platform) and although the customer base has become more balanced and diversified as a result of Autoliv’s significant expansion in China and other rapidly-growing markets, the loss of all business from a major customer (whether by a cancellation of existing contracts or not awarding Autoliv new business), the consolidation of one or more major customers or a bankruptcy of a major customer could have a material adverse effect on the Company. In addition, a quality issue, shortcomings in our service to a customer or uncompetitive prices or products could result in the customer not awarding us new business, which will gradually have a negative impact on our sales when current contracts start to expire.

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

Although the market for occupant restraint systems has undergone a significant consolidation during the past ten years, the passive safety market remains very competitive. It cannot be excluded that additional competitors, both global and local, will seek to enter the market or grow beyond their current Keiretsu group or traditional customer base. Particularly in China, South Korea and Japan there are numerous small domestic competitors often supplying just one OEM group

PATENTS AND PROPRIETARY TECHNOLOGY

The Company’s strategy is to protect its innovations with patents, and to vigorously protect and defend its patents, trademarks and know-how against infringement and unauthorized use. At the end of 2020, the Company held more than 6,300 patents and patents applications. These patents expire on various dates during the period from 2021 to 2040. The expiration of any single patent is not expected to have a material adverse effect on the Company’s financial results.

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

The Company adopted the new standard for measurement of credit losses (Topic 326) on January 1, 2020. The adoption did not have a material impact on the consolidated financial statements.

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

•

Changes in the estimate or different estimates that could have been selected would have had a material impact on our financial condition or results of operations. The accounting estimates that require management’s most significant judgments include the estimation of variable considerations, estimations associated with purchase price allocations regarding business combinations, assessment of recoverability of goodwill and intangible assets, estimation of pension benefit obligations based on actuarial assumptions, estimation of accruals for warranty and recalls , restructuring charges, uncertain tax positions, valuation allowances and legal proceedings.

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

GOODWILL

The Company performs an annual impairment test of goodwill in the fourth quarter of each year following the Company’s annual forecasting process. In October 2020 the Company compared the fair value of its goodwill to its carrying value and there were no impairments.

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

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual pension expense. For the U.S. plans, the assumptions used for calculating the 2020 pension expense were a discount rate of 3.25%, expected rate of increase in compensation levels of 2.65%, and an expected long-term rate of return on plan assets of 5.05%.

The assumptions used in calculating the U.S. benefit obligations disclosed as of December 31, 2020 were a discount rate of 2.35% and an expected age-based rate of increase in compensation levels of 2.65%. The discount rate for the U.S. plans has been set based on the rates of return of high-quality fixed-income investments currently available at the measurement date and are expected to be available during the period the benefits will be paid. The expected rate of increase in compensation levels and long-term return on plan assets are determined based on a number of factors and must take into account long-term expectations and reflect the financial environment in the respective local markets. At December 31, 2020, 42% of the U.S. plan assets were invested in equities, which is in-line with the target of 40%.

The table below illustrates the sensitivity of the U.S. net periodic benefit cost and projected U.S. benefit obligation to a 1pp change in the discount rate, decrease in return on plan assets and increase in compensation levels for the U.S. plans (in millions). The use of actuarial assumptions is an area of management’s estimate.

Assumption (in millions)	Change	2020 net periodic benefit cost increase (decrease)	2020 projected benefit obligation increase (decrease)
Discount rate	1pp increase	$(0)	$(40)
Discount rate	1pp decrease	6	49
Compensation levels	1pp increase	0	1
Return on plan assets	1pp decrease	3	n/a

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

The Company’s net transaction exposure for 2020 was approximately $2.2 billion. The four largest net exposures are U.S. dollars (sell) against the Mexican Peso, Romanian Lei (buy) against the Euro, U.S. dollars (buy) against Korean Won, USD (sell) against Canadian dollar. Together these currencies accounted for approximately 50% of the Company’s net currency transaction exposure.

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

2. Translation Exposure in the Income Statement and Balance Sheet

Another effect of exchange rate fluctuations arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars. Outside the U.S., the Company’s most significant currency is the Euro. We estimate that 29% of the Company’s net sales will be denominated in Euro or other European currencies during 2021, while 22% of net sales is estimated to be denominated in U.S. dollars.

The Company estimates that a 1% increase in the value of the U.S. dollar versus European currencies will decrease reported U.S. dollar annual net sales in 2021 by $25 million or by 0.3% while operating income for 2021 will decline by approximately 0.3% or by about $3 million, assuming reported corporate average margin.

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

In 2020 and 2019, the impact from the Company’s currency exposure were not material.

INTEREST RATE RISK

Interest rate risk refers to the risk that interest rate changes will affect the Company’s borrowing costs. Autoliv’s interest rate risk policy states that the average interest rate fixing period should be minimum 1 year and maximum 5 years.

At December 31, 2020, the average interest rate fixing period for the Company’s outstanding debt was 2.4 years, and at December 31, 2019, the average interest rate fixing period for the Company’s outstanding debt was 3.4 years.

Given the Company’s current capital structure, we estimate that a one-percentage point interest rate increase would decrease net interest expense by approximately $4.2 million, both in 2021 and 2022. This is based on the capital structure at the end of 2020 when the gross fixed-rate debt was $1,651 million while the Company had a net debt position of $1,214 million (see section Non-U.S. GAAP Performance Measures). Thus, a change in the interest rate environment would not have a notable impact on the Company’s interest expense. As of December 31, 2020, the Company had $1,178 million in cash and cash equivalents of which the majority were subject to a floating interest rate. Taking the cash and cash equivalents of $1,178 million (which is primarily subject to floating interest rates) minus the portion of debt carrying floating interest rates, we estimated that a one-percentage point interest rate increase would decrease net interest expense by approximately $4.2 million, both in 2021 and 2022.

Fixed interest rate debt is achieved both by issuing fixed rate notes and through interest rate swaps. The most notable debt carrying fixed interest rates is the $1.0 billion U.S. private placement notes issued in 2014 and in June 2018, the Company issued €500 million of 5-year notes in the Eurobond market, see Note 14 to the Consolidated Financial Statements included herein.

Given the Company’s capital structure at December 31, 2019, we estimated that a one-percentage point interest rate increase would increase net interest expense by approximately $0.5 million. This was based on the capital structure at the end of 2019 when the gross fixed-rate debt was $1,598 million while the Company had a net debt position of $1,650 million. As of December 31, 2019, the Company had $445 million in cash and cash equivalents of which the majority were subject to a floating interest rate. Taking the cash and cash equivalents of $445 million (which is primarily subject to floating interest rates) minus the portion of debt carrying floating interest rates, we estimated that a one-percentage point interest rate increase would increase net interest expense by approximately $0.5 million.

As the Company had more cash and cash equivalents at the end of 2020 of which the majority were subject to a floating interest rate, we estimated that a one-percentage point interest rate increase would decrease net interest expense.

FINANCING RISK

Financing risk refers to the risk that it will be difficult and/or expensive to finance new or existing debt to meet the financing needs of the Autoliv Group.

The management of the financing risk ensures access to funding in a cost-efficient way by diversification of funding sources and debt maturities.

Autoliv has diversified its long-term funding sources by issuing notes in the USPP and Eurobond markets, and by signing a long-term credit agreement with 14 banks. The  Company  also  has  a  lending  facility  with  the  Swedish Export  Credit  Corporation. The Company also has established programs for short-term issuance of commercial paper in the Swedish and US markets and short-term credit agreements, e.g. bank overdrafts and money market loans.

To ensure diversification of debt maturities, no more than 20% of the Autoliv Group’s total debt may mature the next 12 months, unless such maturities (in excess of 20%) are covered by unutilized committed credit facilities with maturity in excess of 12 months. Per December 31, 2020, 13% corresponding to $302million of the Autoliv Group’s total debt had maturity less than 12 months. This amount was fully covered by unutilized committed credit facilities with maturity in excess of 12 months.

CAPITAL STRUCTURE AND CREDIT RATING

The overall objective relating to Autoliv’s target capital structure and credit rating is to provide the Company with sufficient flexibility to manage the inherent risks and cyclicality in Autoliv’s business and allow the Company to realize strategic opportunities and fund growth initiatives while creating shareholder value.

Autoliv is committed to maintain a “strong investment grade credit rating”. As of December 31, 2020, the Company had a long-term credit rating from S&P Global Ratings (“S&P”) of BBB.

The amount of interest-bearing debt held impacts the future financial flexibility as well as the credit rating. Management uses the non-U.S. GAAP measure “Leverage Ratio” to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. Autoliv’s long-term target for the leverage ratio (sum of net debt plus pension liabilities divided by EBITDA) is 1.0x with the aim to operate within the range of 0.5x to 1.5x. At December 31, 2020, the leverage ratio (non-U.S. GAAP measure, see calculation table below) was 1.8. For details and calculation of leverage ratio, refer to the table below.

CALCULATION OF LEVERAGE RATIO (DOLLARS IN MILLIONS)

	December 31, 2020	December 31, 2019
Net debt1)	$1,214.2	$1,649.8
Pension liabilities	248.2	240.2
Debt per the Policy	1,462.4	1,890.0

Net income2)	188.3	462.8
Income taxes2)	102.9	185.6
Interest expense, net2,3)	68.4	65.9
Depreciation and amortization of intangibles2)	370.9	350.6
Antitrust related matters and capacity alignments and separation costs2)	99.5	48.6
EBITDA per the Policy (Adjusted EBITDA)	$830.0	$1,113.5
Leverage ratio	1.8	1.7

1)	Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents (non-U.S. GAAP measure).
2)	Latest 12 months.
3)	Interest expense, net is interest expense including cost for extinguishment of debt, if any, less interest income.

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

To further reduce credit risk, deposits and financial instruments can only be entered into with core banks up to a calculated risk amount of $150 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. In addition, deposits can be made in U.S. and Swedish government short-term notes and certain AAA rated money market funds, as approved by the Company’s Board of Directors. At year-end 2020, the Company held $392 million in AAA rated money market funds.

IMPAIRMENT RISK

Impairment risk refers to the risk that the Company will write down a material amount of its goodwill of close to $1.4 billion as of December 31, 2020. This risk is assessed at least annually in the fourth quarter each year when the Company performs its impairment testing.

In 2020 the company performed a quantitative impairment testing by calculating the fair value of its goodwill. The estimated fair market value of goodwill is determined by the discounted cash flow method. The Company discounts projected operating cash flows using its weighted average cost of capital. Estimating the fair value requires the Company to make judgments about appropriate discount rates, growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows.

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

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2020 and 2019 and the Consolidated Statements of Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2020, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included below.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autoliv, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

As discussed in Note 2 to the consolidated financial statements, the Company measures revenue based on consideration specified in a contract with a customer, adjusted for any variable consideration. Variability in consideration typically results from price concessions. The estimated amount of variable consideration that will be received by the Company is based on assumptions that include historical experience and trends, management’s assessment of the probable outcome of its negotiations with customers and anticipated future pricing strategies. Estimating variable consideration to be received requires significant judgments by management that affect the amount of revenue recorded in the financial statements.

Auditing the amount of variable consideration expected to be received was complex because of the uncertainty inherent in the factors discussed above that management uses in its calculations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls related to variable consideration, including controls related to management’s review of ongoing negotiations with customers.

To test the estimated amount of variable consideration expected to be received, our audit procedures included, among others, evaluating the Company’s estimation methodology and testing the significant factors used in the calculations, as discussed above. These procedures included obtaining information from management and sales department representatives who were responsible for negotiations with customers to assess the reasonableness of assumptions related to variable considerations relative to current negotiations. We evaluated the Company’s ability to estimate by comparing actual results to previous estimates and judgments made by management. We also performed journal entry testing focused on unusual and manual entries affecting revenue and on entries that could be indicative of price concessions that may not have been considered in the Company’s assumptions and calculations.

Product recalls
Description of the Matter

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company is exposed to product liability claims in the event its products fail to perform as represented and such failure results, or is alleged to result, in bodily injury, and/or property damage or other loss. The Company records liabilities for product recalls when probable claims are identified and when it is possible to reasonably estimate costs. Actual costs incurred could differ from the amounts estimated, requiring adjustments to these reserves in future periods. Provisions for product recalls are estimated based on the expected cost of replacing the product and the customer’s cost of carrying out the recall, which is affected by the number of vehicles subject to recall and the cost of labor and materials to remove and replace the defective product.

Auditing the product recall liabilities was complex due to the uncertainty inherent in the assumptions and estimates management uses to calculate these liability balances. These significant assumptions and estimates include the nature, likelihood, timing, and anticipated cost of known and potential claims.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s product recall process, including controls related to management’s review of the estimation calculations and significant assumptions discussed above.

To test product recall liabilities, our audit procedures included, among others, evaluating the Company’s estimation methodology and testing the significant assumptions discussed above. We obtained information from Company personnel who are responsible for monitoring the status of product recalls with customers to assess the reasonableness of assumptions used. We evaluated the Company’s ability to estimate by comparing actual results to previous estimates and judgments made by management. We also obtained letters from the Company’s external legal counsel addressing material claims against the Company, if any, and examined relevant third-party automotive safety regulatory information to identify potential unrecorded product recall liabilities.

/s/ Ernst & Young AB
We have served as the Company´s auditor since 1984. Stockholm, Sweden
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autoliv, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autoliv, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young AB

Stockholm, Sweden
February 19, 2021

Consolidated Statements of Income

		Years ended December 31
(DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)		2020	2019	2018
Net sales	Note 21	$7,447.4	$8,547.6	$8,678.2
Cost of sales		(6,200.5)	(6,963.2)	(6,966.9)
Gross profit		1,246.9	1,584.4	1,711.3
Selling, general and administrative expenses		(389.2)	(398.9)	(390.3)
Research, development and engineering expenses, net		(375.5)	(405.5)	(412.6)
Amortization of intangibles	Note 11	(10.0)	(11.5)	(11.3)
Other income (expense), net	Notes 12, 18	(90.1)	(42.7)	(211.1)
Operating income		382.1	725.8	686.0
Income from equity method investment	Note 9	2.3	2.0	3.6
Interest income		4.6	3.6	6.9
Interest expense	Note 14	(73.0)	(69.5)	(66.1)
Other non-operating items, net		(24.8)	(13.5)	(18.0)
Income from continuing operations before income taxes		291.2	648.4	612.4
Income tax expense	Note 6	(102.9)	(185.6)	(234.9)
Income from continuing operations		188.3	462.8	377.5
Loss from discontinued operations, net of income taxes	Note 3	—	—	(193.8)
Net income		188.3	462.8	183.7
Less: Net income from continuing operations attributable to non-controlling interest		1.4	1.3	1.6
Less: Net loss from discontinued operations attributable to non-controlling interest		—	—	(8.3)
Net income attributable to controlling interest		$186.9	$461.5	$190.4

Amounts attributable to controlling interest:
Net income from continuing operations		$186.9	$461.5	$375.9
Net loss from discontinued operations		—	—	(185.5)
Net income attributable to controlling interest		$186.9	$461.5	$190.4

Earnings per share continuing operations - basic1)		$2.14	$5.29	$4.32
Loss per share discontinuing operations - basic1)		—	—	(2.13)
Basic earnings per share		$2.14	$5.29	$2.19

Earnings per share continuing operations - diluted 1)		$2.14	$5.29	$4.31
Loss per share discontinuing operations - diluted 1)		—	—	(2.13)
Diluted earnings per share		$2.14	$5.29	$2.18

Weighted average number of shares outstanding, net of treasury shares (in millions)		87.3	87.2	87.1
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)		87.5	87.4	87.3

Cash dividend per share - declared		$—	$2.48	$2.48
Cash dividend per share - paid		$0.62	$2.48	$2.46

See Notes to the Consolidated Financial Statements.

1)

Participating share awards with the right to receive dividend equivalents are (under the two class method) excluded from the earnings per share calculation (see Note 22 in this Annual Report).

Consolidated Statements of Comprehensive Income

	Years ended December 31
(DOLLARS IN MILLIONS)	2020	2019	2018
Net income	$188.3	$462.8	$183.7
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	96.9	2.0	(150.2)
Net change in cash flow hedges	—	—	0.9
Net change in unrealized components of defined benefit plans	7.5	(34.6)	14.2
Other comprehensive income (loss), before tax	104.4	(32.6)	(135.1)
Tax effect allocated to other comprehensive income (loss)	(1.5)	6.8	(4.1)
Other comprehensive income (loss), net of tax	102.9	(25.8)	(139.2)
Comprehensive income	291.2	437.0	44.5
Less: Comprehensive income (loss) attributable to non-controlling interest	2.3	1.2	(7.4)
Comprehensive income attributable to controlling interest	$288.9	$435.8	$51.9

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

		At December 31
(DOLLARS AND SHARES IN MILLIONS)		2020	2019
Assets
Cash and cash equivalents		$1,178.2	$444.7
Receivables, net	Note 7	1,819.6	1,623.9
Inventories, net	Note 8	798.3	740.9
Income tax receivable		44.2	26.8
Prepaid expenses		163.6	134.6
Related party receivable	Note 20	2.0	2.8
Other current assets	Note 13, 18	263.1	28.4
Total current assets		4,269.0	3,002.1
Property, plant and equipment, net	Note 10	1,869.1	1,815.7
Operating lease right-of-use assets	Note 4	140.8	156.8
Goodwill	Note 11	1,398.1	1,387.9
Intangible assets, net	Note 11	13.6	22.3
Other non-current assets	Note 9, 18	466.2	386.4
Total assets		$8,156.8	$6,771.2
Liabilities and equity
Short-term debt	Note 14	$301.8	$368.1
Accounts payable		1,226.7	941.0
Accrued expenses	Notes 12, 13	1,259.7	816.9
Related party liabilities	Note 20	37.5	17.4
Income tax payable		97.3	38.8
Operating lease liabilities, current	Note 4	37.3	37.8
Other current liabilities		186.6	190.2
Total current liabilities		3,146.9	2,410.2
Long-term debt	Note 14	2,109.6	1,726.1
Pension liability	Note 19	248.2	240.2
Operating lease liabilities, non-current	Note 4	103.3	119.4
Other non-current liabilities		125.7	152.9
Total non-current liabilities		2,586.8	2,238.6
Commitments and contingencies	Note 18
Common stock1)		102.8	102.8
Additional paid-in capital		1,329.3	1,329.3
Retained earnings		2,471.1	2,283.5
Accumulated other comprehensive loss	Note 15	(346.9)	(448.9)
Treasury stock (15.4 and 15.6 shares, respectively)		(1,147.4)	(1,157.5)
Total controlling interest’s equity		2,408.9	2,109.2
Non-controlling interest		14.2	13.2
Total equity		2,423.1	2,122.4
Total liabilities and equity		$8,156.8	$6,771.2

1)	Number of shares: 350 million authorized, 102.8 million issued for both years, and 87.4 and 87.2 million outstanding, net of treasury shares, for 2020 and 2019, respectively.

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(DOLLARS IN MILLIONS)	2020	2019	2018
Operating activities
Net income from continuing operations	$188.3	$462.8	$377.5
Net loss from discontinued operations	—	—	(193.8)
Adjustments (non-cash items) to reconcile net income to cash provided by operating activities:
Depreciation and amortization	370.9	350.6	397.1
EC antitrust non-cash provision	—	—	210.0
Deferred income taxes	(23.9)	(16.0)	3.0
Loss from equity method investments, net of dividends	0.0	4.0	31.9
Net change in operating capital:
EC antitrust payment	—	(203.0)	—
Receivables and other assets, gross	(414.7)	25.4	(48.4)
Inventories, gross	(34.0)	15.4	(123.9)
Accounts payable and accrued expenses	671.7	35.7	(37.8)
Income taxes	53.5	(29.3)	(19.2)
Other, net	37.1	(4.9)	(5.8)
Net cash provided by operating activities	848.9	640.7	590.6
Investing activities
Expenditures for property, plant and equipment	(343.5)	(483.4)	(560.0)
Proceeds from sale of property, plant and equipment	3.9	7.3	5.2
Acquisition of businesses and interest in affiliates, net of cash acquired	—	—	(72.0)
Other	—	—	(0.9)
Net cash used in investing activities	(339.6)	(476.1)	(627.7)
Financing activities
Net (decrease) increase in short-term debt	(239.9)	(364.1)	355.4
Increase in long-term debt	1,177.1	243.5	582.2
Repayment of long-term debt	(722.5)	—	—
Debt issuance costs	—	(0.3)	(2.6)
Dividends paid to non-controlling interest	(1.3)	(1.1)	(2.1)
Dividends paid	(54.1)	(217.0)	(214.3)
Common stock options exercised	0.8	0.9	8.2
Capital contribution to Veoneer	—	—	(971.8)
Net cash provided by (used in) financing activities	160.1	(338.1)	(245.0)
Effect of exchange rate changes on cash and cash equivalents	64.1	2.4	(61.6)
Increase (decrease) in cash and cash equivalents	733.5	(171.1)	(343.7)
Cash and cash equivalents at beginning of year	444.7	615.8	959.5
Cash and cash equivalents at end of year	$1,178.2	$444.7	$615.8

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Total Equity

					Accumulated
			Additional		other com-		Total parent	Non-
(DOLLARS AND SHARES	Number of	Common	paid in	Retained	prehensive	Treasury	shareholders’	controlling	Total
IN MILLIONS)	shares	stock	capital	earnings	(loss) income	stock	equity	interest	equity1)
Balance at December 31, 2017	102.8	$102.8	$1,329.3	$4,079.2	$(287.5)	$(1,188.7)	$4,035.1	$134.3	$4,169.4
Comprehensive Income:
Net income				190.4			190.4	(6.7)	183.7
Net change in cash flow hedges					0.9		0.9		0.9
Foreign currency translation					(149.5)		(149.5)	(0.7)	(150.2)
Pension liability					10.1		10.1		10.1
Adjustment due to adoption of ASU 2018-02				10.2	(10.2)		—		—
Total Comprehensive Income							51.9	(7.4)	44.5
Stock-based compensation						21.7	21.7		21.7
Cash dividends declared				(216.7)			(216.7)		(216.7)
Dividends paid to non-controlling interest on subsidiary shares								(2.2)	(2.2)
Adjustment due to adoption of ASU 2014-09				3.3			3.3		3.3
Distribution of Veoneer				(2,024.3)	13.0		(2,011.3)	(111.6)	(2,122.9)
Other				(0.3)			(0.3)		(0.3)
Balance at December 31, 2018	102.8	$102.8	$1,329.3	$2,041.8	$(423.2)	$(1,167.0)	$1,883.7	$13.1	$1,896.8
Comprehensive Income:
Net income				461.5			461.5	1.3	462.8
Foreign currency translation					2.1		2.1	(0.1)	2.0
Pension liability					(27.8)		(27.8)		(27.8)
Total Comprehensive Income							435.8	1.2	437.0
Stock-based compensation						9.5	9.5		9.5
Cash dividends declared				(217.1)			(217.1)		(217.1)
Dividends paid to non-controlling interest on subsidiary shares								(1.1)	(1.1)
Distribution of Veoneer				(2.7)			(2.7)		(2.7)
Balance at December 31, 2019	102.8	$102.8	$1,329.3	$2,283.5	$(448.9)	$(1,157.5)	$2,109.2	$13.2	$2,122.4
Comprehensive Income:
Net income				186.9			186.9	1.4	188.3
Foreign currency translation					96.0		96.0	0.9	96.9
Pension liability					6.0		6.0		6.0
Total Comprehensive Income							288.9	2.3	291.2
Stock-based compensation				0.7		10.1	10.8		10.8
Cash dividends declared							—		—
Dividends paid to non-controlling interest on subsidiary shares								(1.3)	(1.3)
Balance at December 31, 2020	102.8	$102.8	$1,329.3	$2,471.1	$(346.9)	$(1,147.4)	$2,408.9	$14.2	$2,423.1

1)	See Note 15 for further details – includes tax effects where applicable.

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

For parts with revenue recognized at a point in time, the Company recognizes revenue upon shipment to the customers and transfer of title and risk of loss under standard commercial terms (typically FOB shipping point). There are certain contracts where the criteria to recognize revenue over time have been met (e.g., there is no alternative use to the Company and the Company has an enforceable right to payment). In such cases, at period end, the Company recognizes revenue and a related asset and associated cost of goods sold and inventory. However, the financial impact of these contracts is immaterial considering the very short production cycles and limited inventory days on hand. The contract balances with customers, included in other current assets, amounted to $19.5 million as of December 31, 2020.

The amount of revenue recognized is based on the purchase order price and adjusted for variable consideration (i.e. price concessions). Customers typically pay for the parts based on customary business practices.

GOVERNMENT GRANTS

Generally, the Company receives grants related to assets or grants related to income. The Company account for government grants as follows depending on which category the grants fall into.

Government grants connected to Capital Expenditure are offset against the capitalized costs of the asset in the balance sheet when: a) all performance obligations connected to the government grant have been fulfilled; and b) the cash has been received.

Other government grants including those reimbursing expenses are recognized in the profit and loss when: a) all performance obligations connected to the government grant have been fulfilled; and b) the cash has been received.

When the cash has been received but there are outstanding performance obligations connected to the government grants received, the cash received is recognized as other payables and offset against the capitalized costs when the outstanding performance obligations are fulfilled.

RESEARCH, DEVELOPMENT AND ENGINEERING, NET (R,D&E)

Research and development and most engineering expenses are expensed as incurred. These expenses are reported net of expense reimbursements from contracts to perform engineering design and product development fulfillment activities related to the production of parts. For the years 2020, 2019 and 2018 total reimbursements from customers were $181 million, $199 million and $192 million, respectively.

Certain engineering expenses related to long-term supply arrangements are capitalized when defined criteria, such as the existence of a contractual guarantee for reimbursement, are met. The aggregate amount of such assets is not significant in any period presented.

Tooling is generally agreed upon as a separate contract or a separate component of an engineering contract, as a pre-production project. Capitalization of tooling costs is made only when the specific criteria for capitalization of customer funded tooling is met or the criteria for capitalization as Property, Plant & Equipment (P,P&E) for tools owned by the Company are fulfilled. Depreciation on the Company’s own tooling is recognized in the Consolidated Statements of Income as Cost of sales.

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

RECEIVABLES AND ALLOWANCE FOR EXPECTED CREDIT LOSSES

In addition to continuing to individually assess overdue customer balances for expected credit losses, the Company has as of January 1, 2020 implemented a new methodology that reflects the expected credit losses on receivables considering both historical experience as well as forward looking assumptions. The method calculates the expected credit loss for a group of customers by using the customer groups’ average short-term default rates based on officially published credit ratings and the Company’s historical experience. These default rates are considered the Company’s best estimate of the customer’s ability to pay. The Company regularly reassess the customer group’s and the applied customer group’s default rates by using its best judgement when considering changes in customer’s credit ratings, customer’s historical payments and loss experience, current market and economic conditions and the Company’s expectations of future market and economic conditions.

There can be no assurance that the amount ultimately realized for receivables will not be materially different than that assumed in the calculation of the allowance for expected credit losses.

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

PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment is recorded at historical cost. Construction in progress generally involves short-term projects for which capitalized interest is not significant. The Company provides for depreciation of property, plant and equipment computed under the straight-line method over the assets’ estimated useful lives, or in the case of leasehold improvements over the shorter of the useful life or the lease term. Amortization on capital leases is recognized with depreciation expense in the Consolidated Statements of Income over the shorter of the assets’ expected life or the lease contract term. Repairs and maintenance are expensed as incurred.

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

The Company performs its annual impairment testing in the fourth quarter of each year. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. In 2018 and 2019, the Company opted to use a qualitative assessment for impairment testing. The qualitative assessment permits the Company to assess whether it is more than likely than not (i.e. a likelihood of greater than 50%) that goodwill or an indefinite-lived intangible asset is impaired. If the Company concludes based on the qualitative assessment that it is not more likely than not that the fair value of goodwill or an indefinite-lived intangible asset is less than its carrying amount, it would not have to quantitatively determine the asset’s fair value. In conducting its qualitative impairment testings in 2018 and 2019, the Company used the fair value calculation performed in 2017 for its goodwill as the starting point. The Company also considered external factors that could affect the significant inputs used to determine fair value.

In 2020 the company performed a quantitative impairment testing by calculating the fair value of its goodwill. The estimated fair market value of goodwill is determined by the discounted cash flow method. The Company discounts projected operating cash flows using its weighted average cost of capital. Estimating the fair value requires the Company to make judgments about appropriate discount rates, growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for the excess of carrying amount over the fair value of the respective reporting unit. To supplement this analysis, the Company compares the market value of its equity, calculated by reference to the quoted market prices of its shares, with the book value of its equity.

There were no impairments of goodwill from 2018 through 2020.

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

The Statements of Income of these subsidiaries is translated into U.S. dollars using the average exchange rates for the year. Translation differences are reflected in equity as a component of OCI.

RECEIVABLES AND LIABILITIES IN NON-FUNCTIONAL CURRENCIES

Receivables and liabilities not denominated in functional currencies are converted at year-end exchange rates. Net transaction losses, reflected in the Consolidated Statements of Income amounted to $(23.9) million in 2020, $(15.3) million in 2019 and $(22.1) million in 2018, and are recorded in operating income if they relate to operational receivables and liabilities or are recorded in other non-operating items, net if they relate to financial receivables and liabilities.

NEW ACCOUNTING STANDARDS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (ASC).

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), Customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in ASU 2018-15. The amendments in ASU 2018-15 are effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those annual years. The Company adopted ASU 2018-15 prospectively as of January 1, 2020 and the impact on the consolidated financial statements has not been material during 2020. The future impact of ASU 2018-15 will depend on the nature of the Company’s future cloud computing arrangements.

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

Accounting Standards Issued But Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. ASU 2019-12 is effective for public business entities for annual periods beginning after December 15, 2020, and early adoption is permitted. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company has finalized its evaluation of the impact of adopting ASU 2019-12 and concluded that the adoption will not have a material impact on the Company’s consolidated financial statements. The Company adopted ASU 2019-12 as of January 1, 2021.

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

The financial results of Veoneer are presented as loss from discontinued operations, net of income taxes in the Consolidated Statements of Income. The following table presents the financial results of Veoneer for the year 2018 (dollars in millions).

Years ended
December 31, 2018
Net sales	$1,122.9
Cost of sales	(896.4)
Gross profit	226.5
Selling, general and administrative expenses	(59.7)
Research, development and engineering expenses, net	(224.0)
Goodwill, Impairment charge	—
Amortization of intangibles	(10.5)
Other income (expense), net	(53.4)
Operating loss	(121.1)
Loss from equity method investments	(29.9)
Interest income	0.7
Interest expense	(0.4)
Other non-operating items, net	0.5
Loss before income taxes	(150.2)
Income tax (expense) benefit	(43.6)
Loss from discontinued operations, net of income taxes	(193.8)
Less: Net loss attributable to non-controlling interest	(8.3)
Net loss from discontinued operations	$(185.5)

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

The following table presents depreciation, amortization, capital expenditures, acquisition of businesses and significant non-cash items of the discontinued operations related to Veoneer for the year 2018 (dollars in millions).

Years ended December 31, 2018
Depreciation	$44.8
Amortization of intangible assets	10.5
Capital expenditures	71.1
Acquisition in affiliate, net	71.0
M/A-COM earn-out adjustment	(14.0)
Undistributed loss from equity method investment	29.9

4. Leases

The Company has operating leases for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment. The Company’s leases have remaining lease terms of 1-46 years, some of which include options to extend the leases for up to 25 years, and some of which include options to terminate the leases within 1 year.

Finance lease right-of-use assets are presented together with other property, plant and equipment assets and finance lease liabilities are presented together with other short-term and long-term liabilities in the Consolidated Balance Sheets. The Company has not identified any material finance leases as of December 31, 2020.

As of December 31, 2020, the Company has no additional material operating leases that have not yet commenced.

The following tables provide information about the Company’s leases. Since finance leases are not material the finance lease cost components have not been disclosed in the tables below.

Lease cost
(in millions)	Year ended December 31
	2020	2019
Operating lease cost	$45.9	$48.5
Short-term lease cost	8.2	6.8
Variable lease cost	2.3	3.6
Sublease income	(1.6)	(2.4)
Total lease cost	$54.8	$56.5

Other information
(in millions)	Year ended or as of December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$46.3	$47.6
Right-of-use assets obtained in exchange for new operating lease liabilities	48.0	55.9
Weighted-average remaining lease term - operating leases	6 years	7 years
Weighted-average discount rate - operating leases	1.9%	2.3%

Maturities of operating lease liabilities (undiscounted cash flows) are as follows:
(in millions)
Maturities
2021	$37.8
2022	30.6
2023	22.6
2024	16.3
2025	12.7
Thereafter	30.0
Total operating lease payments	150.0
Less imputed interest	(9.4)
Total operating lease liabilities	$140.6

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

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis for the continuing operations as of December 31, 2020 and December 31, 2019. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019 have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company choose not to offset are presented below.

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS

There were no derivatives designated as hedging instruments as of December 31, 2020 and December 31, 2019 related to the continuing operations.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

Derivatives not designated as hedging instruments, relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at December 31, 2020 and December 31, 2019 were foreign exchange swaps.

For 2020, the gains and losses recognized in other non-operating items, net are a gain of $18.5 million for derivative instruments not designated as hedging instruments. For 2019, the Company recognized a gain of $3.5 million in other non-operating items, net for derivative instruments not designated as hedging instruments. For 2018, the Company recognized a loss of $1.5 million in other non-operating items, net for derivative instruments not designated as hedging instruments. For 2020, 2019 and 2018, the gains and losses recognized as interest expense were immaterial.

	DECEMBER 31, 2020						DECEMBER 31, 2019
			Fair Value Measurements						Fair Value Measurements
			Derivative asset		Derivative liability				Derivative asset		Derivative liability
	Nominal		(Other current		(Other current		Nominal		(Other current		(Other current
Description	volume		assets)		liabilities)		volume		assets)		liabilities)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign exchange swaps, less than 6 months	$1,462.7	1)	$25.2	2)	$2.7	3)	$934.2	4)	$6.0	5)	$1.8	6)
TOTAL DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	$1,462.7		$25.2		$2.7		$934.2		$6.0		$1.8

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,462.7 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $25.2 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $2.7 million.
4)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $860.6 million.
5)	Net amount after deducting for offsetting swaps under ISDA agreements is $5.8 million.
6)	Net amount after deducting for offsetting swaps under ISDA agreements is $1.6 million.

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

The fair value and carrying value of debt for the continuing operations are summarized in the table below (dollars in millions).

	DECEMBER 31, 2020		DECEMBER 31, 2019
	CARRYING VALUE1)	FAIR VALUE	CARRYING VALUE1)	FAIR VALUE
LONG-TERM DEBT
Bonds	$1,376.5	$1,483.4	$1,597.5	$1,671.1
Loans	732.5	752.9	128.6	128.6
Other long-term debt	0.6	0.6	—	—
TOTAL	$2,109.6	$2,236.9	$1,726.1	$1,799.7

SHORT-TERM DEBT
Commercial paper	$—	$—	$230.7	$230.7
Short-term portion of long-term debt	275.0	278.5	112.0	112.1
Overdrafts and other short-term debt	26.8	26.8	25.4	25.3
TOTAL	$301.8	$305.3	$368.1	$368.1

1)	Debt as reported in balance sheet.

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

For the period 2018-2020, the Company did not record any material impairment charges on its long-lived assets for its continuing operations.

6. Income Taxes

INCOME BEFORE INCOME TAXES	2020	2019	2018
U.S.	$(101.5)	$66.5	$47.0
Non-U.S.	392.7	581.9	565.4
Total	$291.2	$648.4	$612.4

PROVISION FOR INCOME TAXES	2020	2019	2018
Current
U.S. federal	$(40.6)	$18.6	$31.6
Non-U.S.	168.8	178.2	192.7
U.S. state and local	(1.5)	4.8	10.1

Deferred
U.S. federal	(5.5)	(2.8)	0.8
Non-U.S.	(16.5)	(12.6)	(0.2)
U.S. state and local	(1.8)	(0.6)	(0.1)
Total income tax expense	$102.9	$185.6	$234.9

EFFECTIVE INCOME TAX RATE	2020	2019	2018
U.S. federal income tax rate	21.0%	21.0%	21.0%
Non-Deductible Expenses	3.0	0.3	1.4
Foreign tax rate variances	8.4	4.1	5.5
Tax credits	(3.2)	(1.7)	(3.9)
Change in Valuation Allowances	—	—	(3.2)
Current year losses with no benefit	7.1	0.2	0.5
Net operating loss carry-forwards	—	(0.1)	(0.1)
Changes in tax reserves	1.7	1.7	3.4
Provision to Return	(8.8)	(2.3)	(0.3)
Earnings of equity investments	(0.2)	(0.1)	(0.1)
Withholding taxes	8.5	2.4	3.5
State taxes, net of federal benefit	(0.7)	0.4	1.1
Antitrust settlement	—	—	9.9
U.S. FDII Deduction	—	(0.5)	—
U.S. GILI Tax	—	1.8	1.7
Other, net	(1.5)	1.4	(2.0)
Effective income tax rate	35.3%	28.6%	38.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 31, 2020, the Company had net operating loss carryforwards (NOL’s) of approximately $328 million, of which approximately $321 million have no expiration date. The remaining losses expire on various dates through 2025. The Company also has $25 million of U.S. Foreign Tax Credit carry forwards, which begin to expire in 2026.

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

At any given time, the Company is undergoing tax audits in several tax jurisdictions, covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2015. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2010. The Company is undergoing tax audits in several non-U.S. jurisdictions and several U.S. state jurisdictions, covering multiple years. As of December 31, 2020, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements, however, other audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods.

The Company recognizes interest and potential penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2019, the Company had recorded $65.4 million for unrecognized tax benefits related to prior years, including $8.2 million of accrued interest and penalties. During 2020, the Company recorded a net increase of $0.5 million to income tax reserves for unrecognized tax benefits related to tax positions taken in prior years and reclassified $24.0 million to contra-deferred tax asset to offset excess foreign tax credit carryforwards.. Also during 2020, the Company recorded a net increase of $4.2 million to income tax reserves for unrecognized tax benefits based on tax positions taken in the current year.

The Company had $10.2 million accrued for the payment of interest and penalties as of December 31, 2020. Of the total unrecognized tax benefits of $46.1 million recorded at December 31, 2020, $3.1 million is classified as current income tax payable, and $43.0 million is classified as non-current tax payable included in Other Non-Current Liabilities on the Consolidated Balance Sheets. Substantially all of these reserves would impact the effective tax rate if released into income. The following table summarizes the activity related to the Company’s unrecognized tax benefits:

UNRECOGNIZED TAX BENEFITS	2020	2019	2018
Unrecognized tax benefits at beginning of year	$59.0	$49.6	$29.6
Increases as a result of tax positions taken during a prior period	0.7	3.8	24.0
Increases as a result of tax positions taken during the current period	4.2	6.1	4.7
Decreases as a result of tax positions taken during the current period	—	—	(3.1)
Decreases relating to settlements with taxing authorities	—	—	(3.2)
Decreases resulting from the lapse of the applicable statute of limitations	(1.0)	(0.6)	(1.5)
Translation Difference	(0.4)	0.1	(0.9)
Total unrecognized tax benefits at end of year	$62.5	$59.0	$49.6

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities were as follows.

DEFERRED TAXES
DECEMBER 31	2020	2019	2018
Assets
Provisions	$141.2	$105.2	$104.9
Costs capitalized for tax	21.3	25.5	18.2
Property, plant and equipment	4.7	9.8	13.0
Retirement Plans	58.7	60.6	50.1
Tax receivables, principally NOL’s	109.7	93.8	113.9
Deferred tax assets before allowances	$335.6	$294.9	$300.1
Valuation allowances	(67.9)	(60.7)	(71.0)
Total	$267.7	$234.2	$229.1

Liabilities
Acquired intangibles	$(1.9)	$(3.8)	$(6.1)
Statutory tax allowances	(0.2)	(0.2)	(0.5)
Distribution taxes	(14.5)	(15.4)	(22.9)
Other	(4.3)	(6.5)	(10.1)
Total	$(20.9)	$(25.9)	$(39.6)
Net deferred tax asset	$246.8	$208.3	$189.5

The following table summarizes the activity related to the Company’s valuation allowances:

VALUATION ALLOWANCES AGAINST DEFERRED TAX ASSETS DECEMBER 31	2020	2019	2018
Allowances at beginning of year	$60.7	$71.0	$110.6
Benefits reserved current year	13.9	3.9	6.4
Benefits recognized current year	(1.1)	(10.5)	(36.9)
Write-offs and other changes	—	—	—
Translation difference	(5.6)	(3.7)	(9.1)
Allowances at end of year	$67.9	$60.7	$71.0

7. Receivables

DECEMBER 31	2020	2019	2018
Receivables	$1,831.4	$1,632.4	$1,659.4
Allowance at beginning of year	$(8.5)	$(7.3)	$(6.3)
Reversal of allowance	6.7	1.6	0.9
Addition to allowance	(10.5)	(5.1)	(3.8)
Write-off against allowance	1.0	2.3	1.6
Translation difference	(0.5)	0.0	0.3
Allowance at end of year	$(11.8)	$(8.5)	$(7.3)
Total receivables, net of allowance	$1,819.6	$1,623.9	$1,652.1

8. Inventories

DECEMBER 31	2020	2019	2018
Raw material	$378.8	$366.3	$370.9
Work in progress	292.3	257.4	277.4
Finished products	220.1	200.4	194.7
Inventories	$891.2	$824.1	$843.0
Inventory reserve at beginning of year	$(83.2)	$(85.1)	$(80.6)
Reversal of reserve	5.0	11.3	1.4
Addition to reserve	(16.2)	(13.2)	(13.9)
Write-off against reserve	7.8	8.3	5.3
Translation difference	(6.3)	(4.5)	2.7
Inventory reserve at end of year	$(92.9)	$(83.2)	$(85.1)
Total inventories, net of reserve	$798.3	$740.9	$757.9

9. Other Non-Current Assets

DECEMBER 31	2020	2019
Equity method investments	$8.7	$8.6
Deferred tax assets	281.1	244.6
Income tax receivables	28.2	25.2
Insurance receivables	104.7	68.4
Other non-current assets	43.5	39.6
Total other non-current assets	$466.2	$386.4

As of December 31, 2020 and 2019, the Company had one equity method investment. The Company has ownership of 49% in Autoliv-Hirotako Safety Sdn, Bhd (parent and subsidiaries) in Malaysia which it currently does not control, but in which it exercises significant influence over operations and financial position.

10. Property, Plant and Equipment

DECEMBER 31	2020	2019	Estimated life
Land and land improvements	$120.6	$114.3	n/a to 15
Buildings	962.0	888.2	20-40
Machinery and equipment	4,208.3	3,810.5	3-12
Construction in progress	313.9	329.0	n/a
Property, plant and equipment	$5,604.8	$5,142.0
Less accumulated depreciation	(3,735.7)	(3,326.3)
Net of depreciation	$1,869.1	$1,815.7

DEPRECIATION INCLUDED IN	2020	2019	2018
Cost of sales	$327.1	$307.0	$300.9
Selling, general and administrative expenses	12.9	13.4	13.9
Research, development and engineering expenses, net	20.8	18.7	15.9
Total	$360.8	$339.1	$330.7

No significant fixed asset impairments related to the Company’s continuing operations were recognized during 2020, 2019 or 2018.

The net book value of machinery and equipment and buildings and land under finance lease contracts recorded at December 31, 2020 and December 31, 2019 were immaterial. The amortization expense related to finance leases is included with depreciation expenses disclosed in the table above.

11. Goodwill and Intangible Assets

GOODWILL	2020	2019
Carrying amount at beginning of year	$1,387.9	$1,389.9
Translation differences	10.2	(2.0)
Carrying amount at end of year	$1,398.1	$1,387.9

Approximately $1.2 billion of the Company’s goodwill is associated with the 1997 merger of Autoliv AB and the Automotive Safety Products Division of Morton International, Inc. No goodwill impairment charges were recognized during 2020, 2019 or 2018.

AMORTIZABLE INTANGIBLES	2020	2019
Gross carrying amount	$406.8	$398.9
Accumulated amortization	(393.2)	(376.6)
Carrying value	$13.6	$22.3

At December 31, 2020, intangible assets subject to amortization mainly relate to acquired technology. No significant impairments of intangible assets were recognized during 2020, 2019 or 2018.

Amortization expense related to intangible assets was $10.0 million, $11.5 million and $11.3 million in 2020, 2019 and 2018, respectively. Estimated future amortization expense is (in millions): 2021: $9.9; 2022: $3.5; 2023: $0.1; 2024: $0.1 and 2025: $0.0.

12. Restructuring

Restructuring provisions are made on a case-by-case basis and primarily include severance costs incurred in connection with headcount reductions and plant consolidations. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its existing credit facilities. The Company does not expect that the execution of these programs will have an adverse impact on its liquidity position. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. The restructuring reserve balance is included within Accrued expenses in the Consolidated Balance Sheet.

2020

The Company recorded restructuring charges in 2020, mainly related to the structural efficiency program initiated in the second quarter of 2020 in the Americas and Europe and footprint optimization activities in Europe initiated in the third quarter of 2020. Cash payments mainly related to the structural efficiency program initiated in 2019. As of December 31, 2020, approximately $57 million out of the $125.9 million in total reserve balance can be attributed to the structural efficiency program initiated in the second quarter of 2020. This program is expected to be concluded in 2021. Approximately $36 million of the balance can be attributed to footprint optimization activities in Europe initiated in the third quarter of 2020. This program is expected to be concluded in 2023.

	December 31	Provision/	Provision/	Cash	Translation	December 31
	2019	Charge	Reversal	payments	difference	2020
Restructuring employee-related	$55.9	$108.5	$(10.1)	$(38.4)	$9.5	$125.4
Other	0.2	0.3	—	—	0.0	0.5
Total reserve	$56.1	$108.8	$(10.1)	$(38.4)	$9.5	$125.9

2019

The provision recorded in 2019 of $56.9 million mainly related to the Structural efficiency program initiated in the second quarter of 2019. The total cost of the Structural efficiency program was expected to be $52.0 million, and as of December 31, 2019, approximately $23 million out of the $56.1 million total reserve balance could be attributed to these activities. The remaining balance related to older restructuring programs, primarily in Western Europe. Cash payments in 2019 mainly related to the Structural efficiency program initiated in 2019. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2018 to December 31, 2019 (dollars in millions).

	December 31	Provision/	Provision/	Cash	Translation	December 31
	2018	Charge	Reversal	payments	difference	2019
Restructuring employee-related	$33.2	$56.9	$(3.0)	$(30.3)	$(0.9)	$55.9
Other	0.2	—	—	—	0.0	0.2
Total reserve	$33.4	$56.9	$(3.0)	$(30.3)	$(0.9)	$56.1

2018

In 2018, the restructuring provisions and cash payments related mainly to headcount reductions in high-cost countries in Western Europe. The table below summarizes the change in the balance sheet position of the restructuring reserves from December 31, 2017 to December 31, 2018 (dollars in millions).

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

The Company records liabilities for product related risks when probable claims are identified and when it is possible to reasonably estimate costs. Changes in reserve for warranty claims are estimated based on prior experience, likely changes in performance of newer products, and the mix and volume of the products sold. The changes in reserve are recorded on an accrual basis.

Pursuant to the Spin-off Agreements, Autoliv is also required to indemnify Veoneer for recalls related to certain qualified Electronics products. At December 31, 2020, the reserves for indemnification liabilities were approximately $10 million and were included within accrued expenses on the Consolidated Balance Sheet.

In 2020, the change in reserve for product related liabilities mainly related to recall related issues, whereof the “Toyota Recall” represented the major recall issue (for further information, see Note 18). In 2018 and 2019, changes in the reserve mainly related to other recall and warranty related issues. In 2018, 2019 and 2020, cash payments primarily relate to recall and warranty related issues. The reserve for product related liabilities is included in accrued expenses on the Consolidated Balance Sheet.

A majority of the Company’s recall related issues as of December 31, 2020 are covered by insurance. Insurance receivables are included within other current and non-current assets on the Consolidated Balance Sheet. As of December 31, 2020, the Company had total insurance receivables related to recall issues of $343 million. The total product liability reserve currently is less than the product liability insurance receivable because the timing of insurance recoveries does not match the timing of our product liability.

The table below summarizes the change in the balance sheet position of the product related liabilities (dollars in millions).

	2020	2019	2018
Reserve at beginning of the year	$72.1	$62.2	$95.6
Change in reserve	303.5	39.3	20.6
Cash payments	(36.0)	(29.1)	(54.3)
Translation difference	1.4	(0.3)	0.3
Reserve at end of the year	$341.0	$72.1	$62.2

14. Debt and Credit Agreements

SHORT-TERM DEBT

As of December 31, 2020, total short-term debt was $302 million (2019: $368 million). Short-term debt consisted mainly of $275 million USPP Bond with maturity in April 2021 and $27 million local debt.

The Company’s subsidiaries have credit agreements, principally in the form of overdraft facilities with several local banks. Total available short-term facilities as of December 31, 2020, excluding commercial paper facilities as described below, amounted to $487 million, of which approximately $27 million was utilized. The weighted average interest rate on total short-term debt outstanding at December 31, 2020 and 2019, excluding the short-term portion of long-term debt, was 3% and 3%, respectively.

LONG-TERM DEBT

As of December 31, 2020, total long-term debt was $2,110 million.

In December 2020, the Company repaid the €100 million of 18-month floating rate notes under its EMTN program. It was originally issued in June 2019 and carried a coupon of 3M Euribor +0.50%.

In June 2020, the Company repaid its 3-year loan from Swedish Export Credit Corporation of SEK 1,200 million in advance which carried a floating interest rate of 3M STIBOR +0.54%. At the same time, the Company utilized its new SEK 6,000 million facility with Swedish

Export Credit Corporation which was signed in May 2020. The SEK 6,000 million facility was utilized in two different loans. One SEK 3,000 million loan maturing in 2022 carrying a floating interest rate of 3M STIBOR +1.35% and one SEK 3,000 million loan maturing in 2025 carrying a floating interest rate of 3M STIBOR +1.85%.

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

CREDIT FACILITIES

In July 2016, the Company signed a $1,100 million senior unsecured revolving credit facility with 14 banks. The term of the facility was 5 years with two one-year extension options. The Company has utilized these extension options and extended the maturity to July 2023. The Company pays a commitment fee on the undrawn amount. The commitment fee is 35% of the applicable margin. The applicable margin is related to the Company’s credit rating. Given the Company’s current credit rating of BBB from S&P Global Ratings, the applicable margin is 0.375%.  As of December 31, 2020, and December 31, 2019, the facility was not utilized.

The Company has two commercial paper programs: one SEK 7 billion (approx. $855 million) Swedish program and a $1.0 billion U.S. program. At December 31, 2020 a total of $0 million had been issued under these programs.

The Company is not subject to any financial covenants, i.e. performance related restrictions, in any of its significant long-term borrowings or commitments.

CREDIT RISK

In the Company’s financial operations, credit risk arises in connection with cash deposits with banks and when entering into forward exchange agreements, swap contracts or other financial instruments. In order to reduce this risk, deposits and financial instruments are only entered with a limited number of banks up to a calculated risk amount of $150 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. The policy of the Company is to work with banks that have a strong credit rating and that participate in the Company’s financing. In addition to this, deposits of up to an aggregate amount of $2 billion can be placed in U.S. and Swedish government paper and in certain AAA rated money market funds. As of December 31, 2020, the Company had placed $392 million in money market funds.

The table below shows debt maturity as cash flow. For a description of hedging instruments used as part of debt management, see the Financial Instruments section of Note 2 and Note 5.

DEBT PROFILE

							Total
PRINCIPAL AMOUNT BY EXPECTED MATURITY (dollars in millions)	2021	2022	2023	2024	2025	Thereafter	long- term	Total
Bonds	$275	$—	$613	$297	$—	$470	$1,380	$1,655
Loans	—	366	—	—	366	—	732	732
Commercial papers	—	—	—	—	—	—	—	—
Other short-term debt	27	—	—	—	—	—	—	27
Total principal amount	$302	$366	$613	$297	$366	$470	$2,112	$2,414	1)

1)	The difference between reported total debt and total principal amount is mainly related to capitalized debt issuance costs.

15. Shareholders’ Equity

The number of shares outstanding as of December 31, 2020 was 87,353,432.

DIVIDENDS	2020	2019	2018
Cash dividend paid per share	$0.62	$2.48	$2.46
Cash dividend declared per share1)	$—	$2.48	$2.48
1) On February 20, 2020, the Company declared a dividend of $0.62 per share for the second quarter of 2020. On April 2, 2020, the Company canceled its declared dividend for the second quarter of 2020.

OTHER COMPREHENSIVE LOSS / ENDING BALANCE1)	2020	2019	2018
Cumulative translation adjustments	$(268.8)	$(364.9)	$(381.2)
Net pension liability	(78.1)	(84.0)	(55.0)
Distribution to Veoneer	—	—	13.0
Total (ending balance)	$(346.9)	$(448.9)	$(423.2)
Deferred taxes on the pension liability	$22.8	$24.6	$15.4

1)	The components of Other Comprehensive Loss are net of any related income tax effects.

SHARE REPURCHASE PROGRAM

The Company’s Board of Directors approved a share repurchase program in 2000 authorizing the repurchase of 10 million shares and subsequently expanded the authorization four times between 2000 and 2014 to 47.5 million shares. The Company made no share repurchases during 2018-2020. There is no expiration date for the share repurchase program. The Company is authorized to repurchase an additional 2,986,288 shares under the program at December 31, 2020.

16. Supplemental Cash Flow Information

Payments for interest and income taxes were as follows:

	2020	2019	2018
Interest	$73	$72	$66
Income taxes	104	192	214

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

The fair value of the RSUs and PSs is calculated as the grant date fair value of the shares expected to be issued. The RSUs granted in 2020, 2019 and 2018 entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. This also applies for the PSs granted in 2019 and 2020. For the grants made during 2020, 2019 and 2018, the fair value of a PS and a RSU was calculated by using the closing stock price on the grant date. The grant date fair value during 2020 was $6.6 million for the RSUs and $5.7 million for the PSs.

Under the new compensation policy approved in 2020, the Company’s non-employee directors receive RSUs equivalent to approximately 54% of their annual base retainer except for the Chairman of the Board of Directors who also receives 50% of his Non-Executive Chairman supplemental retainer in RSUs. All RSUs vest in one installment on the earlier of the next AGM or the first anniversary of the grant date, in each case subject to the grantee’s continued service as a non-employee director on the vesting date with limited exceptions. The RSUs granted to the Company’s non-employee directors entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. The grant date fair value for the RSUs granted in 2020 to the Company’s non-employee directors was $1.5 million.

The source of the shares issued upon vesting of awards is generally from treasury shares. The Stock Incentive Plan provides for the issuance of up to 9,585,055 common shares for awards. At December 31, 2020, 6,674,658 of these shares have been issued for awards which includes 77,925 shares of common stock issued to non-employee directors in satisfaction of all or a portion of his or her annual base retainer for service on the Board. Included within the RSUs granted in 2020 are 25,301 RSUs issued to non-employee directors in satisfaction of all or a portion of his or her annual base retainer for service on the Board.

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

The Company recorded $11.7 million, $8.4 million and $9.1 million stock-based compensation expense related to RSUs and PSs for 2020, 2019 and 2018, respectively. The total compensation cost related to non-vested awards not yet recognized is $16 million for RSUs and PSs and the weighted average period over which this cost is expected to be recognized is approximately 1.5 years. There are no remaining unrecognized compensation costs associated with SOs.

Information on the number of RSUs, PSs and SOs related to the Stock Incentive Plan during the period of 2018 to 2020 is as follows.

RSUs	2020	2019	2018
Weighted average fair value at grant date 1)	$69.58	$76.85	$131.51

Outstanding at beginning of year	255,195	262,074	188,410
Granted	115,500	109,653	131,246
Shares issued	(105,750)	(86,086)	(84,425)
Cancelled/Forfeited/Expired	(20,044)	(30,446)	(6,485)
Spin conversion 2)	—	—	33,328
Outstanding at end of year3)	244,901	255,195	262,074

1)	Weighted average fair value at grant date pre spin-off in 2018.
2)	Reflects the impact of the cancellation of PS awards outstanding as of the Distribution Date, and the conversion to RSUs in accordance with the conversion factor described above.
3)

Outstanding at the end of 2018 reflects the RSUs held by employees of Autoliv and Veoneer, in accordance with the conversion factor described above. The corresponding weighted average grant date fair value after applying the conversion factor is $100.74 as of December 31, 2018.

The aggregate intrinsic value for RSUs outstanding at December 31, 2020 was $22.6 million.

PSs	2020	2019	2018
Weighted average fair value at grant date 1)	$69.86	$77.00	$105.87

Outstanding at beginning of year	76,321	—	139,891
Change in performance conditions	23,998	12,530	—
Granted 2)	75,940	66,542	588
Cancelled/Forfeited/Expired	(18,131)	(2,751)	(3,076)
Spin conversion 3)	—	—	(137,403)
Outstanding at end of year	158,128	76,321	—

1)	Weighted average fair value at grant date pre spin-off in 2018.
2)	2018 grants reflect awards issued pre-spin-off as a result of dividend equivalent rights.
3)	Reflects the replacement of awards due to the spin-off. Outstanding PS awards were converted to RSU awards in accordance with the conversion factor described above.

The PSs granted include assumptions regarding the ultimate number of shares that will be issued based on the probability of achievement of the performance conditions. Changes in those assumptions result in changes in the estimated shares to be issued which is reflected in the “Change in performance conditions” line above.

SOs	Number of options	Weighted average exercise price
Outstanding at Dec 31, 2017	299,949	$89.20
Exercised	(92,485)	86.59
Cancelled/Forfeited/Expired	(65,390)	88.75
Outstanding at Dec 31, 2018	142,074	63.43
Exercised	(20,928)	42.11
Spin conversion 1)	(5,271)	80.40
Outstanding at Dec 31, 2019 2)	115,875	66.70
Exercised	(14,238)	55.55
Cancelled/Forfeited/Expired	(11,462)	69.25
Outstanding at Dec 31, 2020	90,175	$68.13

OPTIONS EXERCISABLE
At December 31, 2018	142,074	$63.43
At December 31, 2019	115,875	66.70
At December 31, 2020	90,175	68.13

1)

Reflects the cancellation of SOs outstanding as of the Distribution Date, and the conversion to new awards in accordance with the conversion factor described above. The weighted average exercise price reflects the exercise price of the shares cancelled due to the spin-off.

2)	Reflects outstanding SOs held by employees of Autoliv and Veoneer at the end of the year and the weighted average exercise price after applying the conversion factor described above.

The following summarizes information about SOs outstanding and exercisable at December 31, 2020:

RANGE OF EXERCISE PRICES	Number outstanding & exercisable	Remaining contract life (in years)	Weighted average exercise price
$47.52	6,607	1.14	47.52
$49.07	13,612	2.14	49.07
$51.74	3,799	0.14	51.74
$67.29	26,965	3.14	67.29
$80.40	39,192	4.13	80.40
	90,175	3.14	68.13

The total aggregate intrinsic value, which is the difference between the exercise price and $92.10 (closing price per share at December 31, 2020), for all “in the money” SOs, both outstanding and exercisable as of December 31, 2020, was $2.2 million.

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

European Commission (“EC”) Investigations:

On June 7-9, 2011, representatives of the European Commission (“EC”), the European antitrust authority, visited two facilities of a Company subsidiary in Germany to gather information for an investigation of anti-competitive behavior among suppliers of occupant safety systems. On November 22, 2017, the EC concluded a discrete portion of its investigation and imposed a fine on the Company of €8.1 million (approximately $9.7 million), and the Company paid this amount during the first quarter of 2018. On March 5, 2019, the EC completed the remaining portion of the investigation and imposed a fine on the Company of €179 million (approximately $203 million), and the Company paid this amount in June 2019.

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

The Company maintains a program of insurance, which may include commercial insurance, self-insurance, or a combination of both approaches, for potential recall and product liability claims in amounts and on terms that it believes are reasonable and prudent based on our prior claims experience. The Company’s insurance policies generally include coverage of the costs of a recall, although costs related to replacement parts are generally not covered. In addition, a number of the agreements entered into by the Company, including the Spin-off Agreements, require Autoliv to indemnify the other parties for certain claims. Autoliv cannot assure that the level of coverage will be sufficient to cover every possible claim that can arise in our businesses or with respect to other obligations, now or in the future, or that such coverage always will be available should we, now or in the future, wish to extend, increase or otherwise adjust our insurance.

As noted in Note 13 above, as of December 31, 2020, the Company has accrued $341 million for total product related liabilities. The majority of the total product liability accrual as of December 31, 2020, relates to recalls, which are mostly covered by insurance. Insurance receivables for such recall related liabilities total $343 million as of December 31, 2020. The total product liability accrual currently is less than the product liability insurance receivable because the timing of insurance recoveries does not match the timing of the recording of our product liability.

Specific Recalls:

On June 29, 2016, the Company announced that it is cooperating with Toyota Motor Corp. in its recall of approximately 1.4 million vehicles equipped with a certain model of the Company’s side curtain airbag (the “Toyota Recall”). The Company has determined pursuant to ASC 450 that a loss with respect to the Toyota Recall is probable and has accrued an amount that is included in the total product liability accrual in the fourth quarter of 2020. The amount by which the product liability accrual exceeds the product liability insurance receivable with respect to the Toyota Recall is $25 million and includes deductibles and replacement parts. The ultimate loss to the Company of the Toyota Recall could be materially different from the amount the Company has accrued. The Company expects this matter to be resolved in 2021.

Additionally, in the fourth quarter of 2020, the Company was made aware of a potential recall by one of its customers (the “Unannounced Recall”). The Company continues to evaluate this matter with its customer. The Company has determined pursuant to ASC 450 that a loss with respect to the Unannounced Recall is probable and has accrued an amount that is reflected in the total product liability accrual in the fourth quarter of 2020. The amount by which the product liability accrual exceeds the product liability insurance receivable with respect to the Unannounced Recall is $26 million and includes self-insurance retention costs and deductibles. The ultimate loss to the Company of the Unannounced Recall could be materially different from the amount the Company has accrued.

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

The table in Note 13 Product Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the fiscal year ended December 31, 2020.

19. Retirement Plans

DEFINED CONTRIBUTION PLANS

Many of the Company’s employees are covered by government sponsored pension and welfare programs. Under the terms of these programs, the Company makes periodic payments to various government agencies. In addition, in some countries the Company sponsors or participates in certain non-governmental defined contribution plans. Contributions to defined contribution plans for the years ended December 31, 2020, 2019 and 2018 were $14.7 million, $15.7 million and $19.2 million, respectively.

MULTIEMPLOYER PLANS

The Company participates in a multiemployer plan in Sweden. This ITP-2 plan is funded through Alecta and covers employees born before 1979, for whom it provides a final pay pension benefit based on all service with participating employers. The Company must pay for wage increases in excess of inflation on service earned with previous employers. The plan also provides disability and family benefits and is more than 100% funded. The Company´s contributions to this multiemployer plan for the years ended December 31, 2020, 2019 and 2018 were $4.0 million, $3.9 million and $6.1 million, respectively.

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

CHANGES IN BENEFIT OBLIGATIONS AND PLAN ASSETS FOR THE PERIODS ENDED DECEMBER 31

	U.S.		Non-U.S.
	2020	2019	2020	2019
Benefit obligation at beginning of year	$400.1	$332.1	$252.6	$216.9
Service cost	7.5	6.9	12.2	10.7
Interest cost	12.2	14.2	5.8	6.4
Actuarial (gain) loss due to:
Change in discount rate	46.4	67.8	12.9	27.7
Experience	(5.0)	3.0	0.1	(1.2)
Other assumption changes	3.2	(0.4)	(11.2)	(1.0)
Benefits paid	(3.8)	(23.5)	(9.0)	(8.4)
Plan settlements	(34.4)	—	(0.4)	(1.2)
Special termination benefits	—	—	0.0	0.5
Other	—	—	1.5	1.6
Translation difference	—	—	14.9	0.6
Benefit obligation at end of year	$426.2	$400.1	$279.4	$252.6

Fair value of plan assets at beginning of year	$323.8	$273.0	$88.7	$77.8
Actual return on plan assets	52.5	67.0	8.8	8.9
Company contributions	16.5	7.3	9.7	9.5
Benefits paid	(3.8)	(23.5)	(9.0)	(8.4)
Plan settlements	(34.4)	—	(0.4)	(1.2)
Translation difference	—	—	5.0	2.1
Fair value of plan assets at end of year	$354.6	$323.8	$102.8	$88.7
Funded status recognized in the balance sheet	$(71.6)	$(76.3)	$(176.6)	$(163.9)

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

COMPONENTS OF NET PERIODIC BENEFIT COST ASSOCIATED WITH THE DEFINED BENEFIT RETIREMENT PLANS

	U.S.
(Dollars in millions)	2020	2019	2018
Service cost	$7.5	$6.9	$8.7
Interest cost	12.2	14.2	12.8
Expected return on plan assets	(16.3)	(13.5)	(20.4)
Amortization of prior service credit	0.0	0.0	0.1
Amortization of actuarial loss	2.8	1.9	2.2
Settlement loss	7.2	—	—
Net periodic benefit cost	$13.4	$9.5	$3.4

	Non-U.S.
(Dollars in millions)	2020	2019	2018
Service cost	$12.2	$10.7	$10.8
Interest cost	5.8	6.4	5.7
Expected return on plan assets	(1.7)	(1.9)	(2.0)
Amortization of prior service costs	0.4	0.3	0.3
Amortization of actuarial loss	2.3	0.9	1.4
Settlement loss	0.1	0.6	0.2
Special termination benefits	0.0	0.5	0.5
Net periodic benefit cost	$19.1	$17.5	$16.9

The service cost and amortization of prior service cost components are reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components, interest cost, expected returns on plan assets and amortization of actuarial loss, are reported as Other non-operating items, net in the Consolidated Statements of Income.

Amortization of the net actuarial loss from accumulated other comprehensive income is made over the estimated remaining service lives of the plan participants, 9 years for U.S. and from 4 to 31 years for non-U.S. participants, varying between the different countries depending on the age of the work force.

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME BEFORE TAX AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2020	2019	2020	2019
Net actuarial loss	$61.5	$63.1	$41.9	$47.6
Prior service cost	0.0	0.1	3.5	3.7
Total accumulated other comprehensive income recognized in the balance sheet	$61.5	$63.2	$45.4	$51.3

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BEFORE TAX FOR THE PERIODS ENDED DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2020	2019	2020	2019
Total retirement benefit recognized in accumulated other comprehensive income at beginning of year	$63.2	$48.1	$51.3	$33.9
Net actuarial (gain) loss	8.3	16.9	(5.2)	19.1
Amortization of prior service credit (cost)	0.0	0.0	(0.4)	(0.3)
Amortization of actuarial loss	(10.0)	(1.8)	(2.3)	(1.5)
Translation difference	—	—	2.0	0.1
Total retirement benefit recognized in accumulated other comprehensive income at end of year	$61.5	$63.2	$45.4	$51.3

The accumulated benefit obligation for the U.S. non-contributory defined benefit pension plans was $419.1 million and $384.4 million at December 31, 2020 and 2019, respectively. The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $236.9 million and $194.5 million at December 31, 2020 and 2019, respectively.

Pension plans for which the accumulated benefit obligation (ABO) is notably in excess of the plan assets reside in the following countries: U.S., Mexico, France, Germany, Japan, South Korea and Sweden.

PENSION PLANS FOR WHICH ABO EXCEEDS THE FAIR VALUE OF PLAN ASSETS AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2020	2019	2020	2019
Projected Benefit Obligation (PBO)	$426.2	$400.1	$179.2	$169.3
Accumulated Benefit Obligation (ABO)	419.1	384.3	142.7	127.2
Fair value of plan assets	354.6	323.8	4.0	3.8

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual net periodic benefit cost.

ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATIONS AS OF DECEMBER 31

	U.S.		Non-U.S.1)
% WEIGHTED AVERAGE	2020	2019	2020	2019
Discount rate	2.35	3.25	0.25-2.70	0.25-2.70
Rate of increases in compensation level	2.65	2.65	1.80-4.00	2.00-5.00

ASSUMPTIONS USED TO DETERMINE THE NET PERIODIC BENEFIT COST FOR YEARS ENDED DECEMBER 31

	U.S.
% WEIGHTED AVERAGE	2020	2019	2018
Discount rate	3.25	4.35	3.55
Rate of increases in compensation level	2.65	2.65	2.65
Expected long-term rate of return on assets	5.05	5.05	7.08

Non-U.S.1)
% WEIGHTED AVERAGE	2020	2019	2018
Discount rate	0.25-2.70	0.50-3.25	0.25-3.25
Rate of increases in compensation level	2.00-5.00	2.00-5.00	2.00-5.00
Expected long-term rate of return on assets	1.50-2.25	2.25-2.50	2.25-2.50

1)	The Non-U.S. weighted average plan ranges in the tables above have been prepared using significant plans only, which in total represent around 83% of the total Non-U.S. projected benefit obligation.

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

The level of equity exposure is currently targeted at approximately 40% for the primary U.S. plan. The investment objective is to provide an attractive risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that Autoliv believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio. The Company has assumed a long-term rate of return on the U.S. plan assets of 5.05% for calculating the 2020 expense and 5.05% for calculating the 2021 expense.

The Company has assumed a long-term rate of return on the non-U.S. plan assets in a range of 1.50-2.25% for 2020. The closed U.K. plan which has a targeted and actual allocation of almost 100% debt instruments accounts for approximately 80% of the total non-U.S. plan assets.

Autoliv made contributions to the U.S. plan during 2020 and 2019 amounting to $16.5 million and $7.3 million, respectively. Contributions to the U.K. plan during 2020 and 2019 amounted to $1.9 million and $1.2 million, respectively. The Company expects to contribute $12.6 million to its U.S. pension plan in 2021 and is currently projecting a yearly funding at approximately the same level in the years thereafter. For the UK pension plan, which is the most significant non-U.S. pension plan, the Company expects to contribute $2.0 million in 2021 and in the years thereafter.

FAIR VALUE OF TOTAL PLAN ASSETS FOR YEARS ENDED DECEMBER 31

	U.S.	U.S.		Non-U.S.
ASSETS CATEGORY IN % WEIGHTED AVERAGE	Target allocation	2020	2019	2020	2019
Equity securities	40	42	40	0	0
Debt instruments	60	57	60	77	79
Other assets	—	1	0	23	21
Total	100	100	100	100	100

The following table summarizes the fair value of the Company’s U.S. and non-U.S. defined benefit pension plan assets (dollars in millions):

(Dollars in millions)	Fair value measurement at December 31, 2020	Fair value measurement at December 31, 2019
Assets
Non-U.S. Bonds
Corporate	$79.6	$70.4
Insurance Contracts	17.5	14.7
Other Investments	9.6	6.2
Assets at fair value Level 2	106.7	91.3
Investments measured at net asset value (NAV):
Common collective trusts	350.7	321.2
Total	$457.4	$412.5

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

PENSION BENEFITS EXPECTED PAYMENTS (dollars in millions)	U.S.	Non-U.S.
2021	21	9
2022	22	11
2023	23	11
2024	29	12
2025	26	13
Years 2026-2030	131	76

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

CHANGES IN BENEFIT OBLIGATION FOR POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS AS OF DECEMBER 31

(Dollars in millions)	2020	2019
Benefit obligation at beginning of year	$18.4	$15.5
Service cost	0.2	0.2
Interest cost	0.6	0.6
Actuarial loss (gain)	2.1	2.2
Benefits paid	(0.4)	(0.3)
Other	0.3	0.2
Benefit obligation at end of year	$21.2	$18.4

The liability for postretirement benefits other than pensions is classified as other non-current liabilities in the balance sheet.

COMPONENTS OF NET PERIODIC BENEFIT COST ASSOCIATED WITH THE POST RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

PERIOD ENDED DECEMBER 31 (Dollars in millions)	2020	2019	2018
Service cost	$0.2	$0.2	$0.3
Interest cost	0.6	0.6	0.6
Amortization of prior service cost	(2.1)	(2.2)	(2.2)
Amortization of actuarial loss	(0.0)	(0.3)	(0.3)
Net periodic benefit (credit)	$(1.3)	$(1.7)	$(1.6)

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME BEFORE TAX ASSOCIATED WITH POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS AS OF DECEMBER 31

	U.S.
(Dollars in millions)	2020	2019
Net actuarial loss (gain)	$(0.1)	$2.0
Prior service cost (credit)	4.0	6.1
Total accumulated other comprehensive loss (income) recognized in the balance sheet	$3.9	$8.1

The average discount rate used to determine the U.S. postretirement benefit obligation was 2.6% in 2020 and 3.5% in 2019. The average discount rate used in determining the postretirement benefit cost was 3.5% in 2020, 4.45% in 2019 and 3.75% in 2018.

The estimated future benefit payments for the postretirement benefits set forth below reflect expected future service as appropriate (dollars in millions).

POSTRETIREMENT BENEFITS (Dollars in millions)	EXPECTED PAYMENTS
2021	0.5
2022	0.6
2023	0.6
2024	0.7
2025	0.7
Years 2026–2030	3.9

20. Related Party Transactions

Throughout the periods covered by consolidated financial statements, Autoliv purchased finished goods from Veoneer. Related party purchases from Veoneer amounted to approximately $70 million and $73 million for the full year 2020 and 2019, respectively.

Autoliv also subleases certain office space to Veoneer. However, related party sublease income from Veoneer is not material for 2020 and 2019.

Amounts due to and due from related parties as of December 31, 2020 and December 31, 2019 are summarized in the below table:

	As of
(Dollars in millions)	December 31, 2020	December 31, 2019
Related party receivables	$2.0	$2.8
Related party payables1)	27.2	9.7
Related party accrued expenses1)	10.3	7.7

1)	Included in Related party liabilities in the Consolidated Balance Sheet.

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

The related party accrued expenses consists of indemnification liabilities where Autoliv is required to indemnify Veoneer for certain warranty and recall related claims in connection with the Spin-off.

21. Segment Information

The Company has one operating segment which includes Autoliv’s airbag and seatbelt products and components. The operating results of the operating segment are regularly reviewed by the Company’s chief operating decision maker to assess the performance of the individual operating segment and make decisions about resources to be allocated to the operating segment.

The Company’s customers consist of all major European, U.S. and Asian automobile manufacturers. Sales to individual customers representing 10% or more of net sales were:

In 2020: Renault 13% (including Nissan and Mitsubishi), VW 11%, Stellantis 11% and Honda 10%.

In 2019: Renault 16% (including Nissan and Mitsubishi) and VW 10% and Honda 10%.

In 2018: Renault 15% (including Nissan and Mitsubishi) and VW 10%.

NET SALES BY REGION	2020	2019	2018
Asia	$3,043.0	$3,176.6	$3,194.9
Whereof: China	1,540.8	1,525.3	1,522.2
Japan	732.9	810.3	827.9
Rest of Asia	769.3	841.0	844.8
Americas	2,337.1	2,907.2	2,735.1
Europe	2,067.3	2,463.8	2,748.2
Total	$7,447.4	$8,547.6	$8,678.2

The Company has attributed net sales to the geographic area based on the location of the entity selling the final product.

External sales in the U.S. amounted to $1,647 million, $2,090 million and $1,943 million in 2020, 2019 and 2018, respectively. Of the external sales, exports from the U.S. to other regions amounted to approximately $348 million, $463 million and $384 million in 2020, 2019 and 2018, respectively.

NET SALES BY PRODUCT	2020	2019	2018
Airbag Products1)	$4,824.2	$5,676.3	$5,698.6
Seatbelt Products1)	2,623.2	2,871.3	2,979.6
Total net sales	$7,447.4	$8,547.6	$8,678.2

1)	Including Corporate and other sales.

LONG-LIVED ASSETS	2020	2019
Asia	$984	$948
Whereof: China	508	495
Japan	184	170
Rest of Asia	292	283
Americas	1,874	1,862
Europe	1,030	959
Total	$3,888	$3,769

Long-lived assets in the U.S. amounted to $1,653 million and $1,633 million for 2020 and 2019, respectively. For 2020, $1,235 million (2019, $1,242 million) of the long-lived assets in the U.S. refers to intangible assets, principally from acquisition goodwill.

22. Earnings Per Share

The computation of basic and diluted EPS under the two-class method were as follows (dollars and shares in millions):

	2020	2019	2018
Numerator:
Basic and diluted:
Net income from continuing operations	$186.9	$461.5	$375.9
Net loss from discontinued operations	—	—	(185.5)
Net income attributable to controlling interest	186.9	461.5	190.4
Participating share awards with dividend equivalent rights	0.0	0.0	0.0
Net income available to common shareholders	186.9	461.5	190.4
Earnings allocated to participating share awards 1)	0.0	0.0	0.0
Net income attributable to common shareholders	$186.9	$461.5	$190.4
Denominator: 1)
Basic: Weighted average common stock	87.3	87.2	87.1
Add: Weighted average stock options/share awards	0.2	0.2	0.2
Diluted:	87.5	87.4	87.3

Basic EPS:
Continuing operations	$2.14	$5.29	$4.32
Discontinued operations	—	—	(2.13)
Basic EPS	$2.14	$5.29	$2.19

Diluted EPS:
Continuing operations	$2.14	$5.29	$4.31
Discontinued operations	—	—	(2.13)
Diluted EPS	$2.14	$5.29	$2.18

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

Anti-dilutive shares outstanding for the years ended December 31, 2020, 2019 and 2018 were immaterial.

23. Subsequent Events

There were no reportable events subsequent to December 31, 2020.

24. Quarterly Financial Data (unaudited)

2020	Q1	Q2	Q3	Q4
Net sales	$1,845.8	$1,047.6	$2,037.2	$2,516.8
Gross profit	331.0	14.4	399.7	501.8
Income (loss) before income taxes	111.3	(246.6)	148.5	277.9
Net Income (loss)	74.9	(174.3)	98.8	188.9
Net income (loss) attributable to controlling interest	74.8	(174.7)	98.3	188.5
Earnings (loss) per share
– basic	0.86	(2.00)	1.13	2.16
– diluted	0.86	(2.00)	1.12	2.15
Dividends paid	0.62	—	—	—

2019	Q1	Q2	Q3	Q4
Net sales	$2,174.0	$2,154.7	$2,027.7	$2,191.2
Gross profit	378.8	399.7	379.1	426.8
Income before income taxes	153.6	150.8	134.4	209.7
Net Income	111.5	109.4	86.0	155.9
Net income attributable to controlling interest	111.4	109.1	85.4	155.6
Earnings per share
– basic	1.28	1.25	0.98	1.78
– diluted	1.27	1.25	0.98	1.78
Dividends paid	0.62	0.62	0.62	0.62

Quarterly movements

In the second quarter of 2020, COVID-19 negatively impacted Net Income due to several plant closures as customers’ plants were also closed for several weeks and operated at low levels during Q2. A large number of customer plants were closed in April and parts of May, followed by a ramp-up in June. According to IHS, global light vehicle production (LVP) declined by 45% in Q2 2020 compared to Q2 2019. In addition to the decline in global LVP, the slow and volatile restart and ramp-up of production had a significant impact on our sales and profitability in the first half of 2020.

EXCHANGE RATES FOR KEY CURRENCIES VS. U.S.

	2020	2020	2019	2019	2018	2018	2017	2017	2016	2016
	Average	Year end	Average	Year end	Average	Year end	Average	Year end	Average	Year end
EUR	1.139	1.226	1.119	1.120	1.182	1.145	1.129	1.196	1.106	1.052
CNY	0.145	0.153	0.145	0.143	0.151	0.146	0.148	0.154	0.150	0.144
JPY/1000	9.361	9.678	9.178	9.157	9.061	9.051	8.916	8.878	9.222	8.544
KRW/1000	0.847	0.921	0.857	0.870	0.909	0.896	0.885	0.937	0.863	0.832
MXN	0.047	0.050	0.052	0.053	0.052	0.051	0.053	0.051	0.053	0.048
SEK	0.109	0.122	0.106	0.107	0.115	0.111	0.117	0.121	0.117	0.110
BRL	0.197	0.192	0.253	0.247	0.276	0.258	0.313	0.302	0.289	0.307

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

Management assessed the effectiveness of Autoliv’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework).

Based on our assessment, we believe that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

(b) Attestation Report of the Registered Public Accounting Firm

Ernst & Young AB has issued an attestation report on the Company’s internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8. Financial Statements and Supplementary Data for the year ended December 31, 2020.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15-(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s ability to maintain an effective internal control environment has not been impacted by the COVID-19 pandemic. The Company is continually monitoring and assessing the COVID-19 pandemic’s effect on its internal controls to minimize the impact on their design and operating effectiveness.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10. regarding executive officers, directors and nominees for election as directors of Autoliv, Autoliv’s Audit Committee, Autoliv’s code of ethics, and compliance with Section 16(A) of the Securities Exchange Act is incorporated herein by reference from the information under the captions “Executive Officers of the Company” and “Proposal 1: Election of Directors”, “Committees of the Board” and “Audit Committee Report”, “Corporate Governance Guidelines and Codes of Conduct and Ethics”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, respectively, in the Company’s 2021 Proxy Statement. Information on Board meeting attendance is provided under the caption “Board Meetings” in the 2021 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11. regarding executive compensation for the year ended December 31, 2020 is included under the caption “Compensation Discussion and Analysis” in the 2021 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Leadership Development and Compensation Committee is included in the sections “Leadership Development and Compensation Committee Interlocks and Insider Participation” and “Leadership Development and Compensation Committee Report” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12. regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the 1997 Stock Incentive Plan

The following table provides information as of December 31, 2020, about the common stock that may be issued under the Autoliv, Inc. Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders (1)	493,204	$68.13	2,910,397
Equity compensation plans not approved by security holders	—	—	—
Total	493,204	$68.13	2,910,397

(1)	Autoliv, Inc. Stock Incentive Plan, as amended and restated on May 6, 2009, as amended by Amendment No. 1 dated December 17, 2010 and Amendment No. 2 dated May 8, 2012.
(2)	Excludes restricted stock units and performance shares which convert to shares of common stock for no consideration.
(3)	All such shares are available for issuance pursuant to grants of full-value stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding the Company’s policy and procedures concerning related party transactions is included under the caption “Related Person Transactions” in the 2021 Proxy Statement and is incorporated herein by reference. Information regarding director independence can be found under the caption “Board Independence” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of accounting services provided to Autoliv is included under the caption “Proposal 3. Ratification of Appointment of Independent Registered Public Accounting Firm Appointment” in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report
(1)	Financial Statements
(i)	Consolidated Statements of Income – Years ended December 31, 2020, 2019 and 2018;
(ii)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, 2019 and 2018;
(iii)	Consolidated Balance Sheets – as of December 31, 2020 and 2019;
(iv)	Consolidated Statements of Cash Flows – Years ended December 31, 2020, 2019 and 2018;
(v)	Consolidated Statements of Total Equity – as of December 31, 2020, 2019 and 2018;
(vi)	Notes to Consolidated Financial Statements; and
(vii)	Reports of Independent Registered Public Accounting Firm.
(2)	Financial Statement Schedules

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

4.10

Base Listing Particulars Agreement, dated February 21, 2020, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

Exhibit No.	Description

4.11

Amended and Restated Programme Agreement, dated February 21, 2020, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

4.12

Amended and Restated Agency Agreement, dated February 21, 2020, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein. incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

4.13*	Description of Registrant´s Securities.

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

Exhibit No.	Description

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

10.56+

Employment Agreement, dated November 26, 2019 and effective as of March 1, 2020, between Autoliv, Inc. and Fredrik Westin, incorporated herein by reference to Exhibit 10.56 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 21, 2020).

10.57+

Employment Agreement, dated January 23, 2020, between Autoliv, Inc. and Bradley Murray, incorporated herein by reference to Exhibit 10.57 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 21, 2020).

10.58+

Employment Agreement, dated January 23, 2020, between Autoliv, Inc. and Svante Mogefors, incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 21, 2020).

10.59+

Form of Employee 2020 restricted stock units grant agreement promised under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

Exhibit No.	Description

10.60+

Form of Employee 2020 performance share units grant agreement promised under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

10.61

Facility Agreement, dated May 28, 2020, by and among Autoliv AB, as borrower, Autoliv, Inc. and Autoliv ASP, as guarantors, and AB Svensk Exportkredit, as lender, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.62+

Form of Non-Employee Directors 2020 restricted stock units grant agreement under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.63+

Employment Agreement, dated May 20, 2020 and effective as of July 1, 2020, between Autoliv, Inc. and Per Ericson, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.64+

Employment Agreement, dated June 8, 2020 and effective as of June 15, 2020, between Autoliv, Inc. and Kevin Fox, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.65+

Amendment, effective November 1, 2020, to Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Bradley J. Murray, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 23, 2020).

10.66+

Employment Agreement, effective as of August 17, 2020, by and between Autoliv AB and Mikael Hagström incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 23, 2020).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 19, 2021.

AUTOLIV, INC.
(Registrant)

By	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 19, 2021.

Title	Name

Chairman of the Board of Directors	/s/ Jan Carlson
Jan Carlson

Chief Executive Officer and President (Principal Executive Officer)	/s/ Mikael Bratt
and Director	Mikael Bratt

Chief Financial Officer	/s/ Fredrik Westin
(Principal Financial and Principal Accounting Officer)	Fredrik Westin

Director	/s/ Laurie Brlas
Laurie Brlas

Director	/s/ Hasse Johansson
Hasse Johansson

Director	/s/ Leif Johansson
Leif Johansson

Director	/s/ David E. Kepler
David E. Kepler

Director	/s/ Franz-Josef Kortüm
Franz-Josef Kortüm

Director	/s/ Frédéric Lissalde
Frédéric Lissalde

Director	/s/ Min Liu
Min Liu

Director	/s/ Xiaozhi Liu
Xiaozhi Liu

Director	/s/ James M. Ringler
James M. Ringler

Director	/s/ Thaddeus Senko
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

EBIT

Earnings before interest and taxes.

EBITDA

Earnings before interest, taxes, depreciation, and amortization

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