Form 10-Q
period 2021-03-31
AUTOLIV INC
filed 2021-04-23
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 19, 2021, there were 87,422,350 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions; the impacts of the coronavirus (COVID-19) pandemic on the Company’s financial condition, business operations, operating costs, liquidity, competition and the global economy; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; supply chain disruptions and component shortages impacting the Company or the automotive industry; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment: restructuring and cost reduction and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended March 31
	2021	2020
Net sales	$2,242	$1,846
Cost of sales	(1,784)	(1,515)
Gross profit	458	331
Selling, general and administrative expenses	(108)	(93)
Research, development and engineering expenses, net	(107)	(103)
Amortization of intangibles	(3)	(3)
Other income (expense), net	(4)	2
Operating income	237	134
Income from equity method investment	2	0
Interest income	1	1
Interest expense	(16)	(16)
Other non-operating items, net	(6)	(8)
Income before income taxes	217	111
Income tax expense	(60)	(36)
Net income	157	75
Less: Net income attributable to non-controlling interest	0	0
Net income attributable to controlling interest	$157	$75

Net earnings per share – basic 1)	$1.79	$0.86
Net earnings per share – diluted 1)	$1.79	$0.86

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.4	87.3
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.6	87.4

Cash dividend per share – declared 2)	$—	$0.62
Cash dividend per share – paid	$—	$0.62

1)

Participating share awards with the right to receive dividend equivalents are (under the two-class method) excluded from the earnings per share calculation (see Note 11 to the unaudited condensed consolidated financial statements).

2)	As earlier communicated, on April 2, 2020, the Company announced it canceled its declared dividend for the second quarter of 2020.

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended March 31
	2021	2020
Net income	$157	$75
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	(64)	(102)
Net change in unrealized components of defined benefit plans	1	1
Other comprehensive loss, before tax	(63)	(101)
Tax effect allocated to other comprehensive loss	0	0
Other comprehensive loss, net of tax	(63)	(101)
Comprehensive income (loss)	94	(26)
Less: Comprehensive income attributable to non-controlling interest	0	0
Comprehensive income (loss) attributable to controlling interest	$94	$(26)

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,254	$1,178
Receivables, net	1,846	1,822
Inventories, net	856	798
Prepaid expenses and accrued income	183	164
Other current assets	260	307
Total current assets	4,399	4,269
Property, plant and equipment, net	1,810	1,869
Operating lease right-of-use assets	137	141
Goodwill	1,392	1,398
Intangible assets, net	14	14
Other non-current assets	457	466
Total assets	$8,210	$8,157

Liabilities and equity
Short-term debt	$291	$302
Accounts payable	1,215	1,254
Accrued expenses	1,323	1,270
Operating lease liabilities - current	38	37
Other current liabilities	321	284
Total current liabilities	3,188	3,147
Long-term debt	2,039	2,110
Pension liability	239	248
Operating lease liabilities - non-current	100	103
Other non-current liabilities	123	126
Total non-current liabilities	2,501	2,587
Common stock	103	103
Additional paid-in capital	1,329	1,329
Retained earnings	2,628	2,471
Accumulated other comprehensive loss	(410)	(347)
Treasury stock	(1,143)	(1,147)
Total controlling interest's equity	2,507	2,409
Non-controlling interest	14	14
Total equity	2,521	2,423
Total liabilities and equity	$8,210	$8,157

See Notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Three months ended March 31
	2021	2020
Operating activities
Net income	$157	$75
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	99	89
Other, net	19	11
Change in operating working capital:
Net change in operating assets and liabilities	(89)	(19)
Net cash provided by operating activities	186	156

Investing activities
Expenditures for property, plant and equipment	(94)	(89)
Proceeds from sale of property, plant and equipment	1	1
Net cash used in investing activities	(93)	(88)

Financing activities
Net increase (decrease) in short-term debt	47	(27)
Issuance of long-term debt	—	500
Decrease in long-term debt	(26)	—
Dividends paid	—	(54)
Common stock options exercised	1	0
Net cash provided by financing activities	22	419
Effect of exchange rate changes on cash and cash equivalents	(39)	(24)
Increase in cash and cash equivalents	76	463
Cash and cash equivalents at beginning of period	1,178	445
Cash and cash equivalents at end of period	$1,254	$907

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED)

(Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2020	$103	$1,329	$2,471	$(347)	$(1,147)	$2,409	$14	$2,423
Comprehensive Income (loss):
Net income			157			157	0	157
Foreign currency translation adjustment				(64)		(64)	0	(64)
Pension liability				1		1	—	1
Total Comprehensive Income (loss)	—	—	157	(63)	—	94	0	94
Stock-based compensation					4	4		4
Balances at March 31, 2021	103	1,329	2,628	(410)	(1,143)	2,507	14	2,521

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2019	$103	$1,329	$2,284	$(449)	$(1,158)	$2,109	$13	$2,122
Comprehensive Income:
Net income			75			75	0	75
Foreign currency translation adjustment				(102)		(102)	(0)	(102)
Pension liability			—	1		1		1
Total Comprehensive Income	—	—	75	(101)	—	(26)	(0)	(26)
Stock-based compensation					2	2		2
Cash dividends declared 1)			(54)			(54)		(54)
Balances at March 31, 2020	103	1,329	2,305	(550)	(1,156)	2,031	13	2,044

1)	Reversal of canceled dividend declared for the second quarter of 2020 which was announced by the Company on April 2, 2020.

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2021

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited consolidated financial statements and all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2021.

The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements.

The Company has one reportable segment, which includes Autoliv’s airbag and seatbelt products and components.

Certain amounts in the condensed consolidated financial statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts. Certain amounts in prior periods have been reclassified to conform to current year presentation.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the SEC). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021.

2. NEW ACCOUNTING STANDARDS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification (ASC).

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

Adoption of new accounting standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. ASU 2019-12 is effective for public business entities for annual periods beginning after December 15, 2020, and early adoption is permitted. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2019-12 prospectively as of January 1, 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting standards issued but not yet adopted

None that are expected to have an impact on the Company.

3. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, short-term debt and other current financial assets and liabilities approximate their fair value because of the short-term maturity of these instruments.

The Company uses derivative financial instruments (“derivatives”) as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest rates and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. All derivatives are recognized in the consolidated financial statements at fair value. For certain derivatives, hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest rates and foreign exchange rates.

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

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions). The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of March 31, 2021 and December 31, 2020 related to the operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at March 31, 2021 and December 31, 2020 were foreign exchange swaps.

For the three month periods ended March 31, 2021 and March 31, 2020, the gains and losses recognized in other non-operating items, net were a loss of $58 million and a loss of $9 million, respectively, for derivative instruments not designated as hedging instruments.

For the three month periods ended March 31, 2021 and March 31, 2020, the gains and losses recognized as interest expense were immaterial.

	March 31, 2021						December 31, 2020
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$1,531	1)	$1	2)	$37	3)	$1,463	4)	$25	5)	$3	6)
Total derivatives not designated as hedging instruments	$1,531		$1		$37		$1,463		$25		$3

1)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,529 million.
2)	Net amount after deducting for offsetting swaps under ISDA agreements is $1 million.
3)	Net amount after deducting for offsetting swaps under ISDA agreements is $37 million.
4)	Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,463 million.
5)	Net amount after deducting for offsetting swaps under ISDA agreements is $25 million.
6)	Net amount after deducting for offsetting swaps under ISDA agreements is $3 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	March 31, 2021		December 31, 2020
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,351	$1,452	$1,377	$1,483
Loans	687	707	732	753
Other long-term debt	1	1	1	1
Total long-term debt	2,039	2,160	2,110	2,237

Short-term debt
Short-term portion of long-term debt	275	280	275	278
Overdrafts and other short-term debt	16	16	27	27
Total short-term debt	$291	$296	$302	$305

1)	Debt as reported in balance sheet.

Assets and liabilities measured at fair value on a nonrecurring basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also has assets and liabilities in its balance sheet that are measured at fair value on a nonrecurring basis, including certain long-lived assets, including equity method investments, goodwill and other intangible assets, typically as it relates to impairment.

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

For the three month periods ended March 31, 2021 and March 31, 2020, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the first three months of 2021 was 27.7% compared to 32.7% for the first three months of 2020. Discrete tax items, net for the first three months of 2021 had a favorable impact of 0.2%. For the first three months of 2020 discrete tax items, net had an unfavorable impact of 0.5%.

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

As of March 31, 2021, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the first three months of 2021, the Company recorded a net increase of $1 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. Of the total unrecognized tax benefits of $47 million recorded at March 31, 2021, $5 million is classified as current tax payable within Other current liabilities and $42 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (FIFO) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	March 31, 2021	December 31, 2020
Raw materials	$403	$379
Work in progress	316	292
Finished products	228	220
Inventories	947	891
Inventory valuation reserve	(92)	(93)
Total inventories, net of reserve	$856	$798

6. RESTRUCTURING

The Company recorded restructuring charges in the three month period ended March 31, 2021, related to footprint optimization activities in Europe initiated in the third quarter of 2020. For the three month period ended March 31, 2021, cash payments mainly related to the structural efficiency program initiated in 2019.

As of March 31 2021, approximately $55 million out of the $113 million in total reserve balance can be attributed to the structural efficiency program initiated in the second quarter of 2020. This program is expected to be concluded in 2021. Approximately $35 million of the balance can be attributed to footprint optimization activities in Europe in the third quarter of 2020. This program is expected to be concluded in 2023.

The table below summarizes the change in the balance sheet position of the employee related restructuring reserves (dollars in millions). The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. Restructuring costs other than employee related costs are immaterial for all periods presented.

	Three months ended March 31
	2021	2020
Reserve at beginning of the period	$126	$56
Provision - charge	1	2
Provision - reversal	(0)	(0)
Cash payments	(9)	(5)
Translation difference	(5)	(1)
Reserve at end of the period	$113	$52

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

For the three month periods ended March 31, 2021 and March 31, 2020, provisions and cash paid primarily relate to recall and warranty related issues. As of March 31, 2021, the reserve for product related liabilities mainly related to recall related issues, whereof the “Toyota Recall” represented the major recall issue.

Pursuant to the agreements entered into in connection with the spin-off of Veoneer, Inc. on June 29, 2018 (collectively, the “Spin-off Agreements”), Autoliv is required to indemnify Veoneer for recalls related to certain qualified Electronics products. As of March 31, 2021, the indemnification liabilities are approximately $9 million and included within Accrued expenses on the Condensed Consolidated Balance Sheet.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). A majority of the Company’s recall related issues as of March 31, 2021 are covered by insurance. Insurance receivables are included within Other current assets and Other non-current assets on the Condensed Consolidated Balance Sheet. As of March 31, 2021, the Company had total insurance receivables related to recall issues of $321 million. The total product liability reserve currently is less than the product liability insurance receivable because the timing of insurance recoveries does not match the timing of our product liability.

	Three months ended March 31
	2021	2020
Reserve at beginning of the period	$341	$72
Change in reserve	4	3
Cash payments	(6)	(20)
Translation difference	(11)	(1)
Reserve at end of the period	$328	$54

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

U.S. Plans	Three months ended March 31
	2021	2020
Service cost	$2	$2
Interest cost	3	3
Expected return on plan assets	(4)	(4)
Amortization of prior service (credit) cost	(1)	0
Amortization of actuarial loss	0	1
Net Periodic Benefit Cost	$0	$2

Non-U.S. Plans	Three months ended March 31
	2021	2020
Service cost	$3	$3
Interest cost	1	2
Expected return on plan assets	0	(1)
Amortization of prior service (credit) cost	0	0
Amortization of actuarial loss	0	1
Net Periodic Benefit Cost	$4	$5

The Service cost and Amortization of prior service cost components in the tables above are reported in Operating Income in the Consolidated Statements of Income. The remaining components - Interest cost, Expected return on plan assets, Amortization of actuarial loss and Settlement loss - are reported as Other non-operating items, net in the Consolidated Statements of Income.

9. CONTINGENT LIABILITIES

Legal Proceedings

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters. Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, it is the opinion of management that the various legal proceedings and investigations to which the Company currently is a party will not have a material adverse impact on the consolidated financial position of Autoliv, but the Company cannot provide assurance that Autoliv will not experience material litigation, product liability or other losses in the future.

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

PRODUCT WARRANTY, RECALLS AND INTELLECTUAL PROPERTY

Autoliv is exposed to various claims for damages and compensation if its products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected or is defective, the Company may face warranty and recall claims. Where such (actual or alleged) failure or defect results, or is alleged to result, in bodily injury and/or property damage, the Company may also face product liability and other claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Government safety regulators may also play a role in warranty and recall practices. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products when the product supplied did not perform as represented by us or expected by the customer. Accordingly, the future costs of warranty claims by customers may be material. However, the Company believes its established reserves are adequate. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the adequacy of these reserves and adjusts them when appropriate. However, the final amounts actually due related to these matters could differ materially from the Company’s recorded estimates.

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

The table in Note 7. Product-Related Liabilities above summarizes the change in the balance sheet position of the product-related liabilities.

10. STOCK INCENTIVE PLAN

Eligible employees and non-employee directors of the Company participate in the Autoliv, Inc.1997 Stock Incentive Plan, as amended and received Autoliv stock-based awards which include stock options (SOs), restricted stock units (RSUs) and performance stock units (PSUs).

For the three month periods ended March 31, 2021 and March 31, 2020, the Company recorded approximately $3.5 million and $1.7 million, respectively, in stock-based compensation expense related to RSUs and PSUs.

During the three month periods ended March 31, 2021 and March 31, 2020, approximately 69 thousand and 70 thousand shares of common stock from the treasury stock, respectively, were utilized by the Plan.

11. EARNINGS PER SHARE

For the three month periods ended March 31, 2021 and March 31, 2020, approximately 0.0 million and 0.1 million awards, respectively, were excluded from the computation of the diluted EPS, since the inclusion of these awards would be antidilutive.

The computation of basic and diluted EPS under the two-class method was as follows:

	Three months ended March 31
(In millions, except per share amounts)	2021	2020
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$157	$75
Participating share awards with dividend equivalent rights	0	0
Net income applicable to common shareholders	157	75
Earnings allocated to participating share awards1)	0	0
Net income attributable to common shareholders	$157	$75
Denominator: 1)
Basic: Weighted average common stock	87.4	87.3
Add: Weighted average stock options/ share awards	0.2	0.1
Diluted:	87.6	87.4

Net earnings per share - basic	$1.79	$0.86

Net earnings per share - diluted	$1.79	$0.86

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

12. RELATED PARTY TRANSACTIONS

The Company purchases finished goods from Veoneer. For the three month periods ended March 31, 2021 and March 31, 2020, related party purchases from Veoneer amounted to $21 million and $18 million, respectively.

Amounts due to and due from related party as of March 31, 2021 and December 31, 2020, were as follows:

	As of
(Dollars in millions)	March 31, 2021	December 31, 2020
Related party receivables1)	$1	$2
Related party payables2)	22	27
Related party accrued expenses3)	9	10

1)	Included in Receivables, net in the Condensed Consolidated Balance Sheet.
2)	Included in Accounts payable in the Condensed Consolidated Balance Sheet.
3)	Included in Accrued expenses in the Condensed Consolidated Balance Sheet.

13. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three month periods ended March 31, 2021 and March 31, 2020, were as follows.

Net Sales by Products	Three months ended March 31
(Dollars in millions)	2021	2020
Airbag Products1)	$1,463	$1,202
Seatbelt Products1)	779	644
Total net sales	$2,242	$1,846
1) Including Corporate and other sales.

Net Sales by Region	Three months ended March 31
(Dollars in millions)	2021	2020
Asia	$877	$597
Whereof: China	414	198
Japan	211	203
Rest of Asia	252	197
Americas	687	672
Europe	679	576
Total net sales	$2,242	$1,846

Contract balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three month periods ended March 31, 2021 and March 31, 2020 were not material.

14. SUBSEQUENT EVENTS

There were no reportable events subsequent to March 31, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the United States Securities and Exchange Commission (the “SEC”) on February 19, 2021. Unless otherwise noted, all dollar amounts are in millions.

Autoliv, Inc. (“Autoliv” or the “Company”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. The Company functions as a holding corporation and owns two principal operating subsidiaries, Autoliv AB and Autoliv ASP, Inc.

Through its operating subsidiaries, Autoliv is a supplier of automotive safety systems with a broad range of product offerings, including modules and components for passenger and driver airbags, side airbags, curtain airbags, seatbelts, steering wheels and pedestrian protection systems.

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

EXECUTIVE OVERVIEW

The COVID-19 pandemic is still affecting the Company in several ways, and its first priority remains the health and safety of its employees. The industry is experiencing adverse business effects, with a supply-demand imbalance of certain input materials such as steel, chemicals and semiconductors. Temporary shortages of these materials limited the light vehicle production in the first quarter, and the Company expects this situation to continue in the second and third quarter of this year.

In this tough environment, the Company is satisfied that its organization delivered a strong first quarter performance where the Company saw high sales growth and a significant improvement in profitability compared to the first quarter in both 2020 and 2019. The Company continued to generate a strong cash flow, the net debt (non-U.S. GAAP measure) declined further, and the leverage ratio (non-U.S. GAAP measure) is now back inside the Company’s target range. The Company’s progress in the past few quarters strengthens its confidence in the journey towards its medium-term targets and its opportunities to create shareholder value.

The Company’s sales outperformed the global light vehicle production organically (non-U.S. GAAP measure) by more than 4 percentage points in the quarter, despite adverse geographical mix effects as LVP mainly grew in lower CPV markets. Driven by new launches and positive vehicle mix the Company’s sales outperformed LVP significantly in all regions. Supported by new and recent vehicle launches such as Jeep Grand Cherokee L, Mitsubishi Outlander and Peugeot 308, the Company expects to outgrow LVP by mid-single digits in 2021.

The Company is still in an uncertain environment and continues to face challenges in 2021. The Company expects adverse cost development from rising raw material prices throughout 2021. The Company remains focused on responding to sudden changes in light vehicle production with agility and flexibility. Despite increased industry wide supply chain challenges, the Company is reiterating its full year guidance of around 20% organic sales growth (non-U.S. GAAP measure) and an adjusted operating margin (non-U.S. GAAP measure) of around 10% as the Company expect effects of the supply chain challenges to be balanced with positive sales mix and cost reduction actions.

The Company can see that its strategic initiatives gradually are yielding good results, and the Company expects 2021 to be a solid stepping stone towards its 2022-24 targets, which include a significant growth above light vehicle production as well as a solid adjusted operating margin increase.

Financial highlights in the first quarter of 2021

$2,242 million net sales

17.9% organic sales growth (non-US-GAAP measure, see table below)

10.6% operating margin

10.6% adjusted operating margin (non-US-GAAP measure, see reconciliation table below)

$1.79 EPS - an increase of 108%

$1.79 adjusted EPS (non-US-GAAP measure, see reconciliation table below) - an increase of 103%

Key business developments in the first quarter of 2021

•

Strong organic sales growth (non-U.S. GAAP measure, see table below), fueled by good performance in all regions. Sales increased organically by 17.9%, outperforming global LVP by more than 4pp (according to IHS Markit April 2021) despite adverse geographical mix effects as LVP grew strongly in lower CPV markets. All regions outperformed LVP by 6-23pp driven by launches and positive vehicle mix. The Company’s order intake was in line with a year earlier.

•

Strong improvement in operating income, driven by strong sales growth and continued cost control. Adjusted operating margin (non-U.S. GAAP measure, see reconciliation table below) improved by 3.2 pp to 10.6%. RoCE improved to 26.3%.

•

Strong cash flow and strengthened balance sheet. Operating cash flow increased to $186 million and operating cash flow less capital expenditures, net grew to $93 million. Net debt (non-U.S. GAAP measure, see reconciliation table below) declined substantially and the Company’s leverage ratio (non-U.S. GAAP measure, see calculation in table below) of 1.4x is now inside its target range of 0.5x-1.5x.

COVID-19 pandemic related business update

The COVID-19 pandemic impacted the Company’s business in the first quarter 2021 indirectly through limited light vehicle production by its customers caused by semi-conductor and other industry supply chain disruptions, especially in North America and Europe. Although Autoliv has fulfilled its delivery commitments, the lower than anticipated LVP has negatively impacted the Company’s sales and profitability.

Direct COVID-19 related costs, such as personal protective equipment, quarantine costs, premium freight and other items were around $5 million in Q1 2021. Governmental support in connection with furloughing, short-term work weeks, and other similar activities was not material to the Company’s financial results in Q1 2021.

Current industry wide semiconductor shortage is likely to continue to negatively impact LVP, and hence the Company’s sales and profitability, into the second half of the year and a stabilization of supply may not emerge until the fourth quarter. The Company expects adverse cost development from rising raw material prices throughout 2021.

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see reconciliations for "Organic sales", "Trade working capital", "Net debt", “Leverage ratio”, “Adjusted operating income”, “Adjusted operating margin” and “Adjusted EPS” provided below. Management believes that these non-U.S. GAAP financial measures provide supplemental information to investors regarding the performance of the Company’s business and assist investors in analyzing trends in the Company's business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as substitutes for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to the most directly comparable U.S. GAAP financial measures. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended
	or as of March 31
	2021	2020
Total parent shareholders’ equity per share	$28.68	$23.26
Capital employed 1)	3,635	3,674
Net debt 2)	1,115	1,630

Trade working capital11)	1,487	1,337
Trade working capital relative to sales, %	16.6	18.1
Receivables outstanding relative to sales, %8)	20.6	19.3
Inventory outstanding relative to sales, %9)	9.5	10.5
Payables outstanding relative to sales, %10)	13.5	11.7

Gross margin, % 3)	20.4	17.9
Operating margin, % 4)	10.6	7.3

Return on total equity, % 5)	25.4	14.4
Return on capital employed, % 6)	26.3	14.5

Headcount at period-end 7)	66,600	65,500

1)	Total equity and net debt.
2)	See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below under the heading “Liquidity and Capital Resources”.
3)	Gross profit relative to sales.
4)	Operating income relative to sales.
5)	Net income relative to average total equity.
6)	Operating income and income from equity method investments, relative to average capital employed.
7)	Employees plus temporary, hourly personnel.
8)	Outstanding receivables relative to annualized sales.
9)	Outstanding inventory relative to annualized sales.

10) Outstanding payables relative to annualized sales.

11) See calculation of this non-U.S. GAAP measure in the table below.

THREE MONTHS ENDED MARCH 31, 2021 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2020

Consolidated Sales

(dollars in millions)

	Three months ended March 31			Components of change in net sales
	2021	2020	Reported change	Currency effects 1)	Organic 3)
Airbag products2)	$1,463	$1,202	21.7%	3.0%	18.7%
Seatbelt products 2)	779	644	21.1%	4.6%	16.5%
Total	$2,242	$1,846	21.5%	3.5%	17.9%

Asia	$877	$597	46.8%	4.7%	42.1%
Whereof: China	414	198	110%	7.7%	102%
Japan	211	203	3.9%	2.8%	1.1%
Rest of Asia	252	197	27.9%	3.7%	24.2%
Americas	687	672	2.1%	(1.5)%	3.7%
Europe	679	576	17.8%	8.2%	9.6%
Total	$2,242	$1,846	21.5%	3.5%	17.9%

1)	Effects from currency translations.
2)	Including Corporate and Other sales.
3)	Non-U.S. GAAP measure.

Sales by product - Airbags

All major product categories within Airbags grew strongly organically (non-US-GAAP measure) in the quarter. The largest contributor to growth was steering wheels and inflatable curtains, followed by passenger airbags, driver airbags and side airbags. The highest growth rate was in knee airbags, growing by almost 40%.

Sales by product - Seatbelts

The main contributor to Seatbelt products organic growth (non-US-GAAP measure) was China, followed by Europe, India and ASEAN. Seatbelt products grew organically in all major regions, with China growing by more than 100%. Sales of more advanced and higher value-added seatbelts continued to be an important driver for growth, especially in China.

Sales by region

Our global organic sales (non-US-GAAP measure, see table below) grew by 17.9% compared to the LVP growth of 13.6% (according to IHS Markit April 2021). This was more than 4pp outperformance despite an adverse geographical mix as LVP in lower safety CPV markets, such as China and India, grew strongly while LVP in higher safety CPV markets, such as Western Europe and North America, declined. Our organic sales development outperformed LVP by 6-23pp in all regions fueled by new launches and positive vehicle mix.

Q1 2021 Organic growth1)	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	3.7%	9.6%	102%	1.1%	24.2%	17.9%
Main growth drivers	Ford, Toyota, GM	Stellantis, VW, Toyota	VW, Great Wall, Honda	Toyota, Nissan, Subaru	Hyundai/Kia, Isuzu, Nissan	VW, Toyota, GM
Main decline drivers	Subaru, Honda, Stellantis	Renault, Nissan, Ford	BYD	Honda, Mitsubishi, Mazda	SsangYong, Renault, Subaru	Renault, Subaru, Mazda

1)	Non-U.S. GAAP measure.

Light Vehicle Production Development

Change first quarter 2021 vs. first quarter 2020

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	(4.2)%	(0.9)%	78.7%	(4.5)%	9.8%	13.6%
1) Source: IHS Markit April 2021.

Earnings

	Three months ended March 31
(Dollars in millions, except per share data)	2021	2020	Change
Net Sales	$2,242	$1,846	21.5%
Gross profit	458	331	38.5%
% of sales	20.4%	17.9%	2.5	pp
S, G&A	(108)	(93)	15.6%
% of sales	(4.8)%	(5.1)%	(0.3	)pp
R, D&E, net	(107)	(103)	3.6%
% of sales	(4.8)%	(5.6)%	(0.8	)pp
Amortization of Intangibles	(3)	(3)	(13.7)%
Other income (expense), net	(4)	2	(314)%
Operating income	237	134	77.0%
% of sales	10.6%	7.3%	3.3	pp
Adjusted operating income1)	237	136	74.4%
% of sales	10.6%	7.4%	3.2	pp
Financial and non-operating items, net	(20)	(23)	(13.7)%
Income before taxes	217	111	95.8%
Tax rate	27.7%	32.7%	(5.0	)pp
Net income	157	75	110%
Earnings per share, diluted2)	1.79	0.86	108%
Adjusted earnings per share, diluted1),2)	1.79	0.88	103%

1)	Non-U.S. GAAP measure, excluding costs for capacity alignment.
2)	Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

First quarter 2021 development

Gross profit increased by $127 million and the gross margin increased by 2.5pp compared to the same quarter 2020. The gross margin increase was primarily driven by the higher sales and direct material efficiency.

S,G&A costs increased by $15 million compared to the prior year, mainly relating to foreign currency effects and IT costs. Personnel costs were close to unchanged. In relation to sales, S,G&A costs decreased from 5.1% to 4.8%.

R,D&E, net. Costs increased by $4 million compared to the prior year, mainly due to negative foreign currency effects. Personnel costs were close to unchanged. In relation to sales, R,D&E costs declined from 5.6% to 4.8%.

Other income (expense), net deteriorated by $6 million compared to the prior year, mainly due to lower government income.

Operating income increased by $103 million compared to the same period in 2020, mainly as a consequence of the higher gross profit partially offset by higher costs for S,G&A and R,D&E, net.

Adjusted operating income (non-US-GAAP measure, see reconciliation table below) increased by $101 million compared to the prior year, mainly due to higher gross profit partially offset by higher costs for S,G&A and R,D&E, net.

Financial and non-operating items, net. Costs were $3 million lower compared to the prior year, mainly due to higher income from equity method investments.

Income before taxes increased by $106 million compared to the prior year, mainly due to the higher operating income.

Tax rate was 27.7%, compared to 32.7% in the same quarter last year, when the tax rate was negatively impacted by about 5pp due to negative country mix.

Earnings per share, diluted increased by $0.93 compared to a year earlier, where the main drivers were $0.79 from higher adjusted operating income (non-US-GAAP measure, see reconciliation table below) and $0.13 from lower tax.

LIQUIDITY AND CAPITAL RESOURCES

First quarter 2021 development

Trade working capital (non-US-GAAP measure, see reconciliation table below) was 16.6% of sales compared to 18.1% of sales a year earlier, mainly a consequence of the higher sales and accounts payables increasing relatively more than receivables and inventories.

Operating cash flow was $186 million, compared to $156 million a year earlier. The improvement was mainly due to positive effects from higher net income, partially offset by adverse effects from changes in operating working capital.

Capital expenditure, net increased by 6%, supporting the organic growth. Capital expenditure, net in relation to sales was 4.1% vs. 4.8% a year earlier.

Operating cash flow less Capital expenditures, net amounted to $93 million, compared to $68 million a year earlier. The increase was due to the higher operating cash flow, partially offset by the higher capital expenditure, net.

Net debt (non-US-GAAP measure, see reconciliation table below) was $1,115 million as of March 31, 2021, which was $515 million lower than a year earlier and $100 million lower compared to December 31, 2020.

Liquidity position. At March 31, 2021, our cash balance was $1.3 billion, and including committed, unused loan facilities, our liquidity position was $2.4 billion.

Leverage ratio (non-US-GAAP measure, see calculation in table below). Autoliv’s policy is to maintain a leverage ratio commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt* adjusted for pension liabilities in relation to adjusted EBITDA (non-US-GAAP measure, see calculation in table below). The long-term target is to maintain a leverage ratio of around 1.0x within a range of 0.5x to 1.5x. As of March 31, 2021, the Company had a leverage ratio of 1.4x, compared to 1.7x at March 31, 2020 as the lower net debt was only partially offset by a lower adjusted 12-months trailing EBITDA.

Total equity increased by $477 million compared to March 31, 2020 mainly due to $271 million in net income and $135 million from positive foreign exchange effects as well as positive effects from the cancellation of dividend declared in 2020 of $54 million and treasury stock of $13 million.

NON-U.S. GAAP MEASURES

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted EPS”

(Dollars in millions, except per share data)

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$237	$—	$237	$134	$2	$136
Operating margin, %	10.6	—	10.6	7.3	0.1	7.4
Earnings per share, diluted	1.79	—	1.79	0.86	0.02	0.88

1)	Including costs for capacity alignment.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three months ended March 31, 2021		Three months ended March 31, 2020
	Millions	Per share	Millions	Per share
Capacity alignment	$—	$—	$2	$0.02
Total adjustments to operating income	—	—	2	0.02
Tax on non-U.S. GAAP adjustments1)	—	—	0	0.00
Total adjustments to net income	$—	$—	$2	$0.02

1)	The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

The Company uses the non-U.S. GAAP measure “Trade working capital,” as defined in the table below, in its communications with investors and for management’s review of the development of the trade working capital cash generation from operations. The reconciling items used to derive this measure are, by contrast, managed as part of the Company’s overall cash and debt management, but they are not part of the responsibilities of day-to-day operations’ management.

Calculation of “Trade working capital”

(Dollars in millions)

	March 31, 2021	December 31, 2020	March 31, 2020
Receivables, net	$1,846	$1,822	$1,428
Inventories, net	856	798	772
Accounts payable	(1,215)	(1,254)	(863)
Trade working capital	$1,487	$1,366	$1,337

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	March 31, 2021	December 31, 2020	March 31, 2020
Short-term debt	$291	$302	$319
Long-term debt	2,039	$2,110	$2,209
Total debt	2,330	$2,411	$2,528
Cash and cash equivalents	(1,254)	$(1,178)	$(907)
Debt issuance cost/Debt-related derivatives, net	39	$(19)	$9
Net debt	$1,115	$1,214	$1,630

The non-U.S. GAAP measure net debt is also used in the non-U.S. GAAP measure “Leverage ratio”. Management uses this measure to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. For details on leverage ratio refer to the table below. In 2021, the EBITDA calculation was redefined to exclude other non-operating items and income from equity method investments. EBITDA and Leverage ratio in prior periods have been recalculated resulting in minor adjustments.

Calculation of “Leverage ratio”

(Dollars in millions)

	March 31, 2021	December 31, 2020	March 31, 2020
Net debt1)	$1,115	$1,214	$1,630
Pension liabilities	239	248	232
Debt per the Policy	1,354	1,462	1,861

Net income2)	271	188	426
Income taxes 2)	127	103	180
Interest expense, net2,3)	69	68	64
Other non-operating items, net2)	23	25	18
Income from equity method investments2)	(4)	(2)	(1)
Depreciation and amortization of intangibles2)	381	371	349
Capacity alignments and separation costs2), 4)	98	99	56
EBITDA per the Policy (Adjusted EBITDA)	$964	$852	$1,092
Leverage ratio	1.4	1.7	1.7

1)	Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.
2)	Latest 12-months.
3)	Interest expense, net including cost for extinguishment of debt, if any, less interest income.

4)   No separation costs included in latest 12-months as of March 31, 2021 and December 31, 2020. In latest 12-months as of March 31, 2020, separation costs amounted to $1 million.

Headcount

	March 31, 2021	December 31, 2020	March 31, 2020
Total headcount	66,600	68,200	65,500
Whereof:
Direct personnel in manufacturing	48,700	50,300	46,700
Indirect personnel	17,900	17,900	18,700
Temporary personnel	10%	11%	8%

By March 31, 2021, total headcount increased by 2% compared to a year earlier, driven by an increase of around 4% of the direct workforce and a reduction of around 4% of the indirect workforce. Compared to December 31, 2020, total headcount (permanent employees and temporary personnel) decreased by around 1,600. This was driven by a decrease of around 3% of the direct workforce reflecting a lower light vehicle production compared to fourth quarter 2020, while the indirect workforce was unchanged.

Full year 2021 indications

The Company’s outlook indications for 2021 reflect continuing uncertainty in the automotive markets and are mainly based on its customer call-offs and global LVP according to IHS Markit. As the Company is back inside its target range for leverage ratio, the Company will no longer guide for that measure.

Financial measure	Full year indication
Net sales growth	Around 23%
Organic sales growth	Around 20%
Adjusted operating margin 1)	Around 10%
R,D&E, net % of sales	Around 4.5%
Tax rate 2)	Around 30%
Operating cash flow 3)	Similar level as 2020
Capex, net % of sales	Below 6%
1) Excluding costs for capacity alignments and antitrust related matters.
2) Excluding unusual tax items.
3) Excluding unusual items.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

OTHER RECENT EVENTS

Key launches in the First Quarter of 2021

Jeep Grand Cherokee L - Driver/Passenger airbags, Knee Airbag, Side airbags, Head/Inflatable Curtain airbags and Seatbelts.

Peugeot 308 – Steering Wheel, Driver/Passenger airbags, Side airbags, Head/Inflatable Curtain airbags and Seatbelts.

Mitsubishi Outlander - Steering Wheel, Driver/Passenger airbags, Side airbags, Head/Inflatable Curtain airbags, Seatbelts and Front center airbag.

Hyundai Ioniq 5 - Driver/Passenger airbags, Head/Inflatable Curtain airbags and Seatbelts.

Arcfox aS - Steering Wheel, Driver/Passenger airbags, Side airbags and Head/Inflatable Curtain airbags.

Hyundai Bayon - Steering Wheel and Seatbelts.

WEY Mocha - Steering Wheel, Driver/Passenger airbags, Side airbags, Head/Inflatable Curtain airbags, Seatbelts, Hood lifter, Front center airbag and Knee airbag.

Mercedes C-Class - Steering Wheel and Driver/Passenger airbags.

Acura MDX - Steering Wheel, Driver/Passenger airbags, Side airbags, Head/Inflatable Curtain airbags, Seatbelts and Knee airbag.

Other Items

•	On February 16, 2021, Autoliv announced its plans to build a new inflator manufacturing plant in Chennai, India to serve the growing demand in India.
•	On February 19, 2021, Autoliv announced the approval of the renewal for one year of its €3 billion guaranteed euro medium term note programme originally established on April 11, 2019.
•

On March 22, 2021, Autoliv announced its nominees for election by the stockholders to the Board of Directors at the 2021 annual meeting of stockholders, including Mr. Martin Lundstedt, President and CEO of AB Volvo as a new nominee to the Board. Mr. Lundstedt is a member of the Board of the European Automobile Manufacturers Association (ACEA) and the Royal Swedish Academy of Engineering Sciences (IVA). The Board has determined that Mr. Lundstedt is “independent” according to the New York Stock Exchange’s rules and regulations. Mr. James Ringler and Mr. David Kepler, current members of the Board, will not stand for re-election.

•	On April 20, 2021, Autoliv and Mersen announced a joint collaboration to deliver high voltage disconnect devices to make electric vehicles safer.

•

The Company set May 12, 2021 as the date for its 2021 annual meeting of stockholders. The meeting will be a virtual-only meeting. Only the stockholders of record at the close of business on March 15, 2021 will be entitled to be present and vote at the meeting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

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

ITEM 1A. RISK FACTORS

As of March 31, 2021, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the three months ended March 31, 2021, the Company made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the board of directors of the Company on May 9, 2000. Under the existing authorization, 2,986,288 shares may be repurchased. The stock repurchase program does not have an expiration date.

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

4.13*	Base Listing particulars Agreement, February 19, 2021, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

4.14*	Amended and Restated Programme Agreement, dated February 19, 2021, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

4.15*	Amended and Restated Agency Agreement, dated February 19, 2021, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

10.1+*	Amendment No. 2, effective March 9, 2021, to Employment Agreement, effective March 21, 2018, by and between Autoliv Inc. and Jordi Lombarte.

10.2+*	Employment Agreement, dated October 1, 2020 and effective as of November 1, 2020, by and between Autoliv, Inc. and Colin Naughton.

Exhibit No.	Description
10.3+*	Form of Employee 2021 restricted stock units grant agreement promised under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated.

10.4+*	Form of Employee 2021 performance share units grant agreement promised under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated.

10.5+*	Amendment No. 1, effective April 1, 2021, to Employment Agreement, effective March 18, 2019, by and between Autoliv Inc. and Christian Swahn.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2021

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)