Form 10-Q
period 2021-06-30
AUTOLIV INC
filed 2021-07-16
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 12, 2021, there were 87,472,019 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Net sales	$2,022	$1,048	$4,265	$2,893
Cost of sales	(1,638)	(1,033)	(3,422)	(2,548)
Gross profit	384	14	843	345
Selling, general and administrative expenses	(111)	(98)	(219)	(192)
Research, development and engineering expenses, net	(107)	(88)	(213)	(191)
Amortization of intangibles	(3)	(2)	(5)	(5)
Other income (expense), net	0	(59)	(4)	(57)
Operating income (loss)	164	(234)	401	(99)
Income from equity method investment	0	0	2	0
Interest income	2	1	2	3
Interest expense	(16)	(16)	(32)	(32)
Other non-operating items, net	2	1	(4)	(7)
Income (loss) before income taxes	152	(247)	370	(135)
Income tax (expense) benefit	(48)	72	(108)	36
Net income (loss)	105	(174)	262	(99)
Less: Net income attributable to non-controlling interest	0	0	1	0
Net income (loss) attributable to controlling interest	$104	$(175)	$261	$(100)

Net earnings (loss) per share – basic 1)	$1.19	$(2.00)	$2.98	$(1.14)
Net earnings (loss) per share – diluted 1)	$1.19	$(2.00)	$2.98	$(1.14)

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.4	87.3	87.4	87.3
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.7	87.3	87.7	87.3

Cash dividend per share – declared 2), 3)	$0.62	$—	$0.62	$—
Cash dividend per share – paid 3)	$0.62	$—	$0.62	$0.62

1) Participating share awards with the right to receive dividend equivalents are (under the two-class method) excluded from the earnings per share calculation (see Note 11 to the unaudited condensed consolidated financial statements).

2) As earlier communicated, on April 2, 2020, the Company announced it canceled its declared dividend for the second quarter of 2020.

3) On May 12, 2021, the Company announced it will reinstate quarterly dividends and declared a dividend of 62 cents for the second quarter of 2021.

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Net income (loss)	$105	$(174)	$262	$(99)
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	37	27	(27)	(75)
Net change in unrealized components of defined benefit plans	1	3	3	4
Other comprehensive income (loss), before tax	38	30	(24)	(71)
Tax effect allocated to other comprehensive loss	(0)	(1)	(1)	(1)
Other comprehensive income (loss), net of tax	38	29	(25)	(72)
Comprehensive income (loss)	143	(145)	237	(172)
Less: Comprehensive income attributable to non-controlling interest	1	1	1	0
Comprehensive income (loss) attributable to controlling interest	$142	$(146)	$236	$(172)

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$893	$1,178
Receivables, net	1,719	1,822
Inventories, net	901	798
Prepaid expenses and accrued income	230	164
Other current assets	60	307
Total current assets	3,804	4,269
Property, plant and equipment, net	1,833	1,869
Operating lease right-of-use assets	133	141
Goodwill	1,393	1,398
Intangible assets, net	11	14
Other non-current assets	462	466
Total assets	$7,636	$8,157

Liabilities and equity
Short-term debt	$363	$302
Accounts payable	1,125	1,254
Accrued expenses	1,066	1,270
Operating lease liabilities - current	39	37
Other current liabilities	260	284
Total current liabilities	2,852	3,147
Long-term debt	1,712	2,110
Pension liability	239	248
Operating lease liabilities - non-current	94	103
Other non-current liabilities	125	126
Total non-current liabilities	2,170	2,587
Common stock	103	103
Additional paid-in capital	1,329	1,329
Retained earnings	2,678	2,471
Accumulated other comprehensive loss	(372)	(347)
Treasury stock	(1,138)	(1,147)
Total controlling interest's equity	2,600	2,409
Non-controlling interest	15	14
Total equity	2,615	2,423
Total liabilities and equity	$7,636	$8,157

See Notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six months ended June 30
	2021	2020
Operating activities
Net income (loss)	$262	$(99)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	199	175
Deferred income taxes	3	(101)
Other, net	(1)	28
Net change in operating assets and liabilities	(214)	25
Net cash provided by operating activities	249	28

Investing activities
Expenditures for property, plant and equipment	(191)	(154)
Proceeds from sale of property, plant and equipment	1	2
Net cash used in investing activities	(189)	(152)

Financing activities
Net decrease in short-term debt	(291)	(142)
Increase in long-term debt	14	1,720
Decrease in long-term debt	—	(630)
Dividends paid	(54)	(54)
Common stock options exercised	2	0
Net cash (used in) provided by financing activities	(329)	895
Effect of exchange rate changes on cash and cash equivalents	(16)	8
(Decrease) increase in cash and cash equivalents	(285)	779
Cash and cash equivalents at beginning of period	1,178	445
Cash and cash equivalents at end of period	$893	$1,223

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED)

(Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2020	$103	$1,329	$2,471	$(347)	$(1,147)	$2,409	$14	$2,423
Comprehensive Income:
Net income			157			157	0	157
Foreign currency translation adjustment				(64)		(64)	0	(64)
Pension liability				1		1	—	1
Total Comprehensive Income	—	—	157	(63)	—	94	0	94
Stock-based compensation					4	4		4
Balances at March 31, 2021	103	1,329	2,628	(410)	(1,143)	2,507	14	2,521
Comprehensive Income:
Net income			104			104	1	105
Foreign currency translation adjustment				37		37	0	37
Pension liability				1		1	—	1
Total Comprehensive Income	—	—	104	38	—	142	1	143
Stock-based compensation					5	5	—	5
Cash dividends declared1)			(54)			(54)		(54)
Balances at June 30, 2021	$103	$1,329	$2,678	$(372)	$(1,138)	$2,600	$15	$2,615

1) Dividend for the second quarter of 2021 was declared on May 12, 2021.

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2019	$103	$1,329	$2,284	$(449)	$(1,158)	$2,109	$13	$2,122
Comprehensive Loss:
Net income			75			75	0	75
Foreign currency translation adjustment				(102)		(102)	(0)	(102)
Pension liability				1		1		1
Total Comprehensive Loss	—	—	75	(101)	—	(26)	(0)	(26)
Stock-based compensation					2	2		2
Cash dividends declared 1)			(54)			(54)		(54)
Balances at March 31, 2020	103	1,329	2,305	(550)	(1,156)	2,031	13	2,044
Comprehensive Loss:
Net (loss) income			(175)			(175)	1	(174)
Foreign currency translation adjustment				27		27	(0)	27
Pension liability				2		2		2
Total Comprehensive Loss	—	—	(175)	29	—	(146)	1	(145)
Stock-based compensation				0	2	2		2
Cash dividends declared1)			54			54		54
Balances at June 30, 2020	$103	$1,329	$2,184	$(521)	$(1,154)	$1,942	$14	$1,955

1) Reversal of canceled dividend declared for the second quarter of 2020 which was announced by the Company on April 2, 2020.

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2021

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited consolidated financial statements and all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2021.

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

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the "SEC"). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021.

2. NEW ACCOUNTING STANDARDS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASUs") to the FASB’s Accounting Standards Codification ("ASC").

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

Adoption of new accounting standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. ASU 2019-12 is effective for public business entities for annual periods beginning after December 15, 2020, and early adoption is permitted. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2019-12 prospectively as of January 1, 2021, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

The Company uses derivative financial instruments (“derivatives”) as part of its debt management to mitigate the market risk that occurs from its exposure to changes in interest rates and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial policy. All derivatives are recognized in the consolidated financial statements at fair value. For certain derivatives, hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although each hedge is entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest rates and foreign exchange rates.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements ("ISDA agreements") with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of June 30, 2021 and December 31, 2020 related to the operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at June 30, 2021 and December 31, 2020 were foreign exchange swaps.

For the three month periods ended June 30, 2021 and June 30, 2020, the gains and losses recognized in other non-operating items, net were a gain of $20 million and a gain of $7 million, respectively, for derivative instruments not designated as hedging instruments. For the six month periods ended June 30, 2021 and June 30, 2020, the gains and losses recognized in other non-operating items, net were a loss of $38 million and a loss of $2 million, respectively, for derivative instruments not designated as hedging instruments. The realized part of the gains and losses referred to above are reported under financing activities in the statement of cash flows.

For the three and six month periods ended June 30, 2021 and June 30, 2020, the gains and losses recognized as interest expense were immaterial.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	June 30, 2021						December 31, 2020
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$1,300	1)	$1	2)	$16	3)	$1,463	4)	$25	5)	$3	6)
Total derivatives not designated as hedging instruments	$1,300		$1		$16		$1,463		$25		$3

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,300 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $1 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $16 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	June 30, 2021		December 31, 2020
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,359	$1,453	$1,377	$1,483
Loans	352	367	732	753
Other long-term debt	1	1	1	1
Total long-term debt	1,712	1,821	2,110	2,237

Short-term debt
Short-term portion of long-term debt	353	356	275	278
Overdrafts and other short-term debt	10	10	27	27
Total short-term debt	$363	$366	$302	$305

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

For the three and six month periods ended June 30, 2021 and June 30, 2020, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended June 30, 2021 was 31.3% compared to 29.3% for the three months period ended June 30, 2020. Discrete tax items, net for the three months period ended June 30, 2021 had an unfavorable impact of 0.2%. Discrete tax items, net for the three months period ended June 30, 2020 had a favorable impact of 4.4%.

The effective tax rate for the six months period ended June 30, 2021 was 29.2% compared to 26.5% for the six months period ended June 30, 2020. Discrete tax items, net for the six months period ended June 30, 2021 had a favorable impact of 0.1%. Discrete tax items, net for the six months period ended June 30, 2020, had a favorable impact of 7.6%.

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

As of June 30, 2021, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the six months period ended June 30, 2021, the Company recorded a net increase of $4 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. Of the total unrecognized tax benefits of $50 million recorded at June 30, 2021, $6 million is classified as current tax payable within Other current liabilities and $44 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost ("FIFO") and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	June 30, 2021	December 31, 2020
Raw materials	$416	$379
Work in progress	326	292
Finished products	249	220
Inventories	991	891
Inventory valuation reserve	(90)	(93)
Total inventories, net of reserve	$901	$798

6. RESTRUCTURING

As of June 30, 2021, approximately $52 million out of the $107 million in total reserve balance can be attributed to the structural efficiency program initiated in the second quarter of 2020. This program is expected to be concluded in 2021. Approximately $38 million of the total reserve balance can be attributed to footprint optimization activities in Europe initiated in the third quarter of 2020. These activities are expected to be concluded in 2023.

The table below summarizes the change in the balance sheet position of the employee related restructuring reserves (dollars in millions). The restructuring reserve balance is included within Accrued expenses in the Condensed Consolidated Balance Sheet. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. Restructuring costs other than employee related costs are immaterial for all periods presented.

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Reserve at beginning of the period	$113	$52	$126	$56
Provision - charge	1	69	2	71
Provision - reversal	(0)	(7)	(0)	(7)
Cash payments	(8)	(16)	(17)	(20)
Translation difference	1	2	(4)	0
Reserve at end of the period	$107	$100	$107	$100

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

For the three and six month periods ended June 30, 2021, provisions primarily related to recall related issues. Cash payments in the three and six month periods ended June 30, 2021 mainly related to the “Toyota Recall” that was settled in April 2021. For the three and six month periods ended June 30, 2020, provisions and cash paid primarily related to recall and warranty related issues. As of June 30, 2021, the reserve for product related liabilities mainly related to recall related issues.

Pursuant to the agreements entered into in connection with the spin-off of Veoneer, Inc. on June 29, 2018 (collectively, the “Spin-off Agreements”), Autoliv is required to indemnify Veoneer for recalls related to certain qualified Electronics products. As of June 30, 2021, the indemnification liabilities are approximately $8 million and included within Accrued expenses on the Condensed Consolidated Balance Sheet.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). A majority of the Company’s recall related issues as of June 30, 2021 are covered by insurance. Insurance receivables are included within Other current assets and Other non-current assets on the Condensed Consolidated Balance Sheet. As of June 30, 2021, the Company had total insurance receivables related to recall issues of $126 million. The total product liability reserve currently is less than the product liability insurance receivable because the timing of insurance recoveries does not match the timing of our product liability.

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Reserve at beginning of the period	$328	$54	$341	$72
Change in reserve	1	8	5	11
Cash payments	(237)	(4)	(243)	(25)
Translation difference	11	0	0	0
Reserve at end of the period	$103	$58	$103	$58

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

U.S. Plans	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Service cost	$2	$2	$4	$4
Interest cost	2	3	5	7
Expected return on plan assets	(5)	(4)	(9)	(8)
Amortization of prior service (credit) cost	1	(1)	0	(1)
Amortization of actuarial loss	1	1	1	1
Net Periodic Benefit Cost	$1	$1	$1	$3

Non-U.S. Plans	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Service cost	$3	$3	$6	$6
Interest cost	2	1	3	3
Expected return on plan assets	(1)	(0)	(1)	(1)
Amortization of prior service (credit) cost	(0)	0	0	0
Amortization of actuarial loss	1	0	1	1
Net Periodic Benefit Cost	$5	$4	$9	$9

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

PRODUCT WARRANTY, RECALLS AND INTELLECTUAL PROPERTY

Autoliv is exposed to various claims for damages and compensation if its products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected or is defective, the Company may face warranty and recall claims. Where such (actual or alleged) failure or defect results, or is alleged to result, in bodily injury and/or property damage or other loss, the Company may also face product liability and other claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Government safety regulators may also play a role in warranty and recall practices. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products when the product supplied did not perform as represented by us or expected by the customer. Accordingly, the future costs of warranty claims by customers may be material. However, the Company believes its established reserves are adequate. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the adequacy of these reserves and adjusts them when appropriate. However, the final amounts actually due related to these matters could differ materially from the Company’s recorded estimates.

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

Specific Recalls:

On June 29, 2016, the Company announced that it was cooperating with Toyota Motor Corp. in its recall of approximately 1.4 million vehicles equipped with a certain model of the Company’s side curtain airbag (the “Toyota Recall”). The Company determined pursuant to ASC 450 that a loss with respect to the Toyota Recall was probable and accrued an amount that was included in the total product liability accrual in the fourth quarter of 2020. The amount by which the product liability accrual exceeded the product liability insurance receivable with respect to the Toyota Recall was $25 million and included deductibles and replacement parts. The Company settled and resolved the Toyota Recall on April 27, 2021. The final amount by which the product liability accrual exceeded the product liability insurance receivable was $26 million, which is generally in line with our expectations disclosed in prior quarters. The matter is now closed.

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

10. STOCK INCENTIVE PLAN

Eligible employees and non-employee directors of the Company participate in the Autoliv, Inc.1997 Stock Incentive Plan, as amended and received Autoliv stock-based awards which include stock options ("SOs"), restricted stock units ("RSUs") and performance stock units ("PSUs").

For the three and six month periods ended June 30, 2021, the Company recorded approximately $4 million and $7 million, respectively, in stock-based compensation expense related to RSUs and PSUs. For the three and six month periods ended June 30, 2020, the Company recorded approximately $2 million and $4 million, respectively, in stock-based compensation expense related to RSUs and PSUs.

During the three and six month periods ended June 30, 2021, approximately 47 thousand and 116 thousand shares, respectively, of common stock from the treasury stock were utilized by the Plan. During the three and six month periods ended June 30, 2020, approximately 16 thousand and 86 thousand shares, respectively, of common stock from the treasury stock were utilized by the Plan.

11. EARNINGS PER SHARE

The computation of basic and diluted EPS under the two-class method is set forth in the table below. Anti-dilutive shares outstanding were immaterial for all periods presented below. For the three and six month periods ended June 30, 2020, shares in the diluted loss per share calculation represent basic shares due to the net loss.

	Three months ended June 30		Six months ended June 30
(In millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Basic and diluted:
Net income (loss) attributable to controlling interest	$104	$(175)	$261	$(100)
Participating share awards with dividend equivalent rights	0	0	0	0
Net income (loss) applicable to common shareholders	104	(175)	261	(100)
Earnings allocated to participating share awards1)	0	0	0	0
Net income (loss) attributable to common shareholders	$104	$(175)	$261	$(100)
Denominator: 1)
Basic: Weighted average common stock	87.4	87.3	87.4	87.3
Add: Weighted average stock options/ share awards	0.3	0.0	0.3	0.0
Diluted:	87.7	87.3	87.7	87.3

Net earnings (loss) per share - basic	$1.19	$(2.00)	$2.98	$(1.14)

Net earnings (loss) per share - diluted	$1.19	$(2.00)	$2.98	$(1.14)

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

12. RELATED PARTY TRANSACTIONS

The Company purchases finished goods from Veoneer. For the three and six month periods ended June 30, 2021, related party purchases from Veoneer amounted to $20 million and $41 million, respectively. For the three and six month periods ended June 30, 2020, related party purchases from Veoneer amounted to $11 million and $29 million, respectively.

Amounts due to and due from related party as of June 30, 2021 and December 31, 2020 were as follows:

	As of
(Dollars in millions)	June 30, 2021	December 31, 2020
Related party receivables1)	$1	$2
Related party payables2)	26	27
Related party accrued expenses3)	8	10

1) Included in Receivables, net in the Condensed Consolidated Balance Sheet.

2) Included in Accounts payable in the Condensed Consolidated Balance Sheet.

3) Included in Accrued expenses in the Condensed Consolidated Balance Sheet.

13. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three and six month periods ended June 30, 2021 and June 30, 2020 were as follows.

Net Sales by Products	Three months ended June 30		Six months ended June 30
(Dollars in millions)	2021	2020	2021	2020
Airbag Products and Other1)	$1,310	$654	$2,773	$1,856
Seatbelt Products1)	712	394	1,491	1,037
Total net sales	$2,022	$1,048	$4,265	$2,893
1) Including Corporate and other sales.

Net Sales by Region	Three months ended June 30		Six months ended June 30
(Dollars in millions)	2021	2020	2021	2020
Asia	$794	$588	$1,671	$1,185
Whereof: China	399	366	814	564
Japan	175	105	386	308
Rest of Asia	219	117	471	314
Americas	621	213	1,307	886
Europe	608	246	1,287	823
Total net sales	$2,022	$1,048	$4,265	$2,893

Contract Balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three and six month periods ended June 30, 2021 and for the three and six month periods ended June 30, 2020 were not material in any period.

14. SUBSEQUENT EVENTS

There were no reportable events subsequent to June 30, 2021.

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

The primary exchange market for Autoliv’s securities is the New York Stock Exchange ("NYSE") where Autoliv’s common stock trades under the symbol “ALV”. Autoliv’s Swedish Depositary Receipts ("SDRs") are traded on Nasdaq Stockholm’s list for large market cap companies under the symbol “ALIV SDB”. Options in SDRs trade on Nasdaq Stockholm under the name “Autoliv SDB”.  Options in Autoliv shares are traded on Nasdaq OMX PHLX and on NYSE Amex Options under the symbol “ALV”.

Autoliv’s fiscal year ends on December 31.

EXECUTIVE OVERVIEW

The COVID-19 pandemic continues to affect the Company in several ways. Supply shortage of semiconductors resulted in a Q2 global LVP that was 8% lower than what was expected at the beginning of the quarter, and 8% lower than the first quarter (according to IHS Markit June 2021). The lower than anticipated LVP, along with the material changes in customer call-offs with short notice, negatively impacted the Company's sales and profitability in the quarter. The low visibility of these changes prevented the Company from using furloughs effectively to mitigate the effects of the lower customer demand. Although the situation improved towards the end of the quarter, the Company still expects supply disruptions to impact LVP negatively in the third quarter with some improvement in the fourth quarter.

The Company is satisfied with its strong sales growth and outperformance versus LVP in the second quarter, and the level of the Company's order intake for the first half of the year. The Company is also satisfied with its leverage ratio (Non-U.S. GAAP measure) coming down to 1.1x. The Company also reinstated a quarterly dividend during the second quarter.

The Company took an important sustainability step in the quarter when it announced ambitious climate targets. This includes plans to become carbon neutral in the Company's own operations by 2030, aiming for net-zero emissions across its supply chain by 2040, and committing to the Science Based Targets initiative.

Raw material prices have continued to increase, with some key commodities increasing by more than 20% in the past three months, and despite significant mitigation actions, the Company now expects raw material cost for the full year to amount to around 130 basis points operating margin headwind.

The Company continues to be diligent in its cost control to manage demand volatility. However, as a result of continued demand and supply chain uncertainty, the Company is adjusting its full year indications. Based on an assumption of 9-11% global LVP growth for the full year 2021, the Company expects an organic sales growth of around 16-18%, and an adjusted operating margin of around 9-9.5%.

The Company also continues to drive forward with its strategic initiatives, such as increased digitalization and automation of the value chain, which are yielding good results. The Company's internal progress and a light vehicle market outlook with a production recovery in the next few years makes management confident of the Company's 2022-24 targets of average annual 4-5% growth over LVP and 12% adjusted operating margin. The Company will elaborate on this and its long-term opportunities at the Company's virtual CMD on November 16, 2021.

Financial highlights in the second quarter of 2021

$2,022 million net sales

85% organic sales growth (Non-U.S. GAAP measure, see reconciliation table below)

8.1% operating margin

8.2% adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below)

$1.19 EPS - an increase of $3.19

$1.20 adjusted EPS (Non-U.S. GAAP measure, see reconciliation table below) - an increase of $2.60

Key business developments in the second quarter of 2021

•
Strong organic sales growth (Non-U.S. GAAP measure) in all regions, except China, as global LVP grew by 52% vs. Q2 last year (according to IHS Markit June 2021). Sales increased organically (Non-U.S. GAAP measure, see reconciliation table below) by 85%, outperforming global LVP by more than 33pp, largely due to launches and positive vehicle and geographical mix effects. All regions except Rest of Asia outperformed LVP by 4-38pp. Sequentially, LVP declined by 8% compared to Q1 2021.
•
Major profitability improvement, mainly driven by the strong sales growth. Adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below) improved by 24.6 pp to 8.2%. ROCE improved to 17.7% and ROE improved to 16.3%.
•
Improved cash flow and balance sheet. Operating cash flow increased to $63 million while operating cash flow less capital expenditures, net was negative $33 million. Net debt (Non-U.S. GAAP measure, see reconciliation table below) declined substantially and our leverage ratio (Non-U.S. GAAP measure, see calculation below) improved to 1.1x. Quarterly dividend of $0.62 was declared for Q2 2021.

COVID-19 pandemic related business update

The COVID-19 pandemic continued to impact the Company's business in the second quarter 2021 both directly through several weeks long lock-downs in India and indirectly through limited LVP by its customers caused by semiconductor and other industry supply chain disruptions, especially in North America and Europe. Second quarter 2021 global LVP was around 8% lower than expected at the beginning of the quarter (according to IHS Markit June 20211)). Although the Company has fulfilled its delivery commitments, the lower than anticipated LVP has negatively impacted the Company's sales and profitability. Supply chain disruptions leading to low customer demand visibility and material changes to call-offs with short notice also negatively impacted the Company's production efficiency and profitability in the quarter.

Direct COVID-19 related costs, such as personal protective equipment, quarantine costs, premium freight and other items were around $3 million in Q2 2021. Governmental support in connection with furloughing, short-term work weeks, and other similar activities was not material to the Company's financial results in Q2 2021.

The current industry-wide semiconductor shortage will continue to negatively impact LVP, and hence the Company's sales and profitability, in the second half of the year, and a stabilization of supply may not emerge until the fourth quarter. The Company expects adverse cost development from rising raw material prices through the remainder of 2021.

1) This report includes content supplied by IHS Markit Automotive; Copyright © Light Vehicle Production Forecast, June, 2021. All rights reserved.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three months ended		Six months ended
	or as of June 30		or as of June 30
	2021	2020	2021	2020
Total parent shareholders’ equity per share	$29.72	$22.24	$29.72	$22.24
Capital employed 1)	3,815	3,793	3,815	3,793
Net debt 2)	1,200	1,838	1,200	1,838

Trade working capital8)	1,495	1,322	1,495	1,322
Trade working capital relative to sales, %9)	18.5	31.5	18.5	31.5
Receivables outstanding relative to sales, %10)	21.3	28.1	21.3	28.1
Inventory outstanding relative to sales, %11)	11.1	18.1	11.1	18.1
Payables outstanding relative to sales, %12)	13.9	14.7	13.9	14.7

Gross margin, % 3)	19.0	1.4	19.8	11.9
Operating margin, % 4)	8.1	(22.3)	9.4	(3.4)

Return on total equity, % 5)	16.3	(34.9)	20.8	(9.7)
Return on capital employed, % 6)	17.7	(25.0)	21.8	(5.3)

Headcount at period-end 7)	64,500	61,800	64,500	61,800

1) Total equity and net debt.

2) Net debt adjusted for pension liabilities in relation to EBITDA. See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below.

3) Gross profit relative to sales.

4) Operating income relative to sales.

5) Net income relative to average total equity.

6) Operating income and income from equity method investments, relative to average capital employed.

7) Employees plus temporary, hourly personnel.

8) See calculation of this non-U.S. GAAP measure in the table below.

9) Outstanding working capital relative to annualized sales.

10) Outstanding receivables relative to annualized quarterly sales.

11) Outstanding inventory relative to annualized quarterly sales.

12) Outstanding payables relative to annualized quarterly sales.

THREE MONTHS ENDED JUNE 30, 2021 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2020

Consolidated Sales

(dollars in millions)

	Three months ended June 30			Components of change in net sales
	2021	2020	Reported change	Currency effects 1)	Organic 3)
Airbag products and Other2)	$1,310	$654	100%	7.5%	92.9%
Seatbelt products 2)	712	394	80.9%	9.1%	71.7%
Total	$2,022	$1,048	93.0%	8.1%	84.9%

Asia	$794	$588	35.1%	6.6%	28.5%
Whereof: China	399	366	9.0%	9.3%	(0.3)%
Japan	175	105	67.4%	(3.9)%	71.3%
Rest of Asia	219	117	87.9%	7.4%	80.4%
Americas	621	213	191%	9.7%	181%
Europe	608	246	147%	10.4%	136%
Total	$2,022	$1,048	93.0%	8.1%	84.9%

1) Effects from currency translations.

2) Including Corporate and Other sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags

All major product categories within airbags grew strongly organically (Non-U.S. GAAP measure) in the quarter. The largest contributor to growth was inflatable curtains and steering wheels, followed by passenger airbags, driver airbags and side airbags. The highest growth rate was in knee airbags and steering wheels, with both growing by more than 100%.

Sales by product - Seatbelts

The main contributor to seatbelt products organic growth (Non-U.S. GAAP measure) was Europe and Americas. Seatbelt products grew organically in all major regions except China.

Sales by region

The Company's global organic sales (Non-U.S. GAAP measure, see reconciliation table above) grew by 85% compared to the LVP growth of 52% (according to IHS Markit June 2021). The more than 33pp outperformance was largely due to product launches and positive geographical mix effects as LVP in higher content per vehicle markets such as Europe and North America grew more than lower CPV markets such as China and Rest of Asia. The Company also saw positive vehicle mix effects within several regions. All regions except Rest of Asia outperformed LVP by 4-38pp. LVP grew in all regions except China, which declined by 4.6% as domestic OEMs grew by 9% and global OEMs declined by 14%.

Q2 2021 organic growth1)

	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	181%	136%	(0.3)%	71%	80%	85%
Main growth drivers	Stellantis, Honda, Nissan	VW, Stellantis, Daimler	GM, Geely, Xpeng	Toyota, Mitsubishi, Mazda	Hyundai/Kia, Suzuki, Mitsubishi	Stellantis, Toyota, VW
Main decline drivers	n/a	n/a	VW, Nissan, Hyundai/Kia	Honda	SsangYong, Renault	SsangYong

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change second quarter of 2021 vs. second quarter of 2020

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	159%	98%	(4.6)%	52%	99%	52%
1) Source: IHS Markit June 2021.

Earnings

	Three months ended June 30
(Dollars in millions, except per share data)	2021	2020	Change
Net Sales	$2,022	$1,048	93.0%
Gross profit	384	14	2,568%
% of sales	19.0%	1.4%	17.6	pp
S, G&A	(111)	(98)	12.8%
% of sales	(5.5)%	(9.4)%	(3.9)pp
R, D&E, net	(107)	(88)	21.3%
% of sales	(5.3)%	(8.4)%	(3.1)pp
Amortization of Intangibles	(3)	(2)	5.4%
Other income (expense), net	0	(59)	n/a
Operating income (loss)	164	(234)	n/a
% of sales	8.1%	(22.3)%	30.4	pp
Adjusted operating income (loss)1)	166	(172)	n/a
% of sales	8.2%	(16.4)%	24.6	pp
Financial and non-operating items, net	(12)	(13)	(10.0)%
Income (loss) before taxes	152	(247)	n/a
Tax rate	31.3%	29.3%	2.0	pp
Net income (loss)	105	(174)	n/a
Earnings (loss) per share, diluted2)	1.19	(2.00)	n/a
Adjusted earnings (loss) per share, diluted1),2)	1.20	(1.40)	n/a

1) Non-U.S. GAAP measure, excluding costs for capacity alignment.

2) Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

Second quarter 2021 development

Gross profit increased by $370 million and the gross margin increased by 17.6pp compared to the same quarter 2020. The gross margin increase was primarily driven by the higher sales and direct material and labor productivity.

S,G&A costs increased by $13 million compared to the prior year, mainly relating to higher personnel costs due to extensive furloughing the prior year. In relation to sales, S,G&A costs decreased from 9.4% to 5.5%.

R,D&E, net costs increased by $19 million compared to the prior year, mainly relating to higher personnel costs due to extensive furloughing the prior year, and adverse foreign currency effects. In relation to sales, R,D&E costs declined from 8.4% to 5.3%.

Other income (expense), net improved by $59 million compared to prior year, mainly due to $61 million lower capacity alignment accruals.

Operating income (loss) improved by $398 million compared to the same period in 2020, mainly as a consequence of the higher gross profit and lower capacity alignment accruals, partially offset by higher costs for S,G&A and R,D&E, net.

Adjusted operating income (loss) (Non-U.S. GAAP measure) improved by $337 million compared to the prior year, mainly due to higher gross profit partially offset by higher costs for S,G&A and R,D&E, net.

Financial and non-operating items, net, were close to unchanged versus the prior year.

Income (loss) before taxes increased by $399 million compared to the prior year, mainly due to the higher operating income.

Tax rate was 31.3%, compared to 29.3% in the same quarter last year, mainly due to unfavorable country mix.

Earnings per share, diluted increased by $3.19 compared to a year earlier, where the main drivers were $2.90 from higher adjusted operating income (Non-U.S. GAAP measure) and $0.59 from lower capacity alignment costs partially offset by $0.31 from higher tax.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2020

Consolidated Sales

(dollars in millions)

	Six months ended June 30			Components of change in net sales
	2021	2020	Reported change	Currency effects 1)	Organic 3)
Airbag products and Other 2)	$2,773	$1,856	49.4%	4.6%	44.8%
Seatbelt products 2)	1,491	1,037	43.8%	6.3%	37.4%
Total	$4,265	$2,893	47.4%	5.2%	42.2%

Asia	$1,671	$1,185	41.0%	5.7%	35.3%
Whereof: China	814	564	44.3%	8.7%	35.5%
Japan	386	308	25.5%	0.6%	25.0%
Rest of Asia	471	314	50.3%	5.1%	45.2%
Americas	1,307	886	47.6%	1.2%	46.5%
Europe	1,287	823	56.4%	8.9%	47.5%
Total	$4,265	$2,893	47.4%	5.2%	42.2%

1) Effects from currency translations.

2) Including Corporate and Other sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags

All major product categories within airbags grew strongly organically (Non-U.S. GAAP measure) in the first half of the year. The largest contributor to growth was inflatable curtains and steering wheels, followed by passenger airbags, driver airbags and side airbags.

Sales by product - Seatbelts

All regions except Japan, which was close to unchanged, showed a strong organic (Non-U.S. GAAP measure) seatbelt sales growth between 34% and 45%.

Sales by region

The global organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) of 42% was 12pp better than LVP (according to IHS Markit June 2021). Sales increased organically in all regions. The largest organic sales increase drivers were Americas and Europe, followed by China, Rest of Asia and Japan. Our organic sales development outperformed LVP in all regions - by 15pp in Europe, by 10pp in China and Japan, by 9pp in Americas, and by 5pp in Rest of Asia.

First six months 2021 Organic growth1)

	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	46%	47%	36%	25%	45%	42%
Main growth drivers	Stellantis, Toyota, Honda	VW, Stellantis, BMW	GM, Great Wall, Honda	Toyota, Nissan, Mitsubishi	Hyundai/Kia, Suzuki, Mitsubishi	Stellantis, Toyota, VW
Main decline drivers	n/a	n/a	Hyundai/Kia, Daimler, Mazda	Honda	SsangYong, Renault	SsangYong

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change vs. same period last year

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	37%	32%	25%	15%	40%	30%
1) Source: IHS Markit June 2021.

Earnings

	Six months ended June 30
(Dollars in millions, except per share data)	2021	2020	Change
Net Sales	$4,265	$2,893	47.4%
Gross profit	843	345	144%
% of sales	19.8%	11.9%	7.9	pp
S, G&A	(219)	(192)	13.9%
% of sales	(5.1)%	(6.6)%	(1.5)pp
R, D&E, net	(213)	(191)	12.0%
% of sales	(5.0)%	(6.6)%	(1.6)pp
Amortization of Intangibles	(5)	(5)	0.3%
Other income (expense), net	(4)	(57)	(92.6)%
Operating income (loss)	401	(99)	n/a
% of sales	9.4%	(3.4)%	12.8	pp
Adjusted operating income (loss)1)	403	(36)	n/a
% of sales	9.4%	(1.2)%	10.6	pp
Financial and non-operating items, net	(32)	(36)	(12.2)%
Income (loss) before taxes	370	(135)	n/a
Tax rate	29.2%	26.5%	2.7	pp
Net income (loss)	262	(99)	n/a
Earnings (loss) per share, diluted2)	2.98	(1.14)	n/a
Adjusted earnings (loss) per share, diluted1),2)	2.99	(0.53)	n/a

1) Non-U.S. GAAP measure, excluding costs for capacity alignment.

2) Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

First six months 2021 development

Gross profit increased by $497 million and the gross margin increased by 7.9pp compared to the same period 2020. The gross margin increase was primarily driven by higher sales and direct material and labor productivity.

S,G&A increased by $27 million, mainly relating to higher personnel costs due to extensive furloughing the prior year, and adverse foreign currency effects. In relation to sales, S,G&A costs decreased from 6.6% to 5.1%.

R,D&E, net increased by $23 million mainly due to higher personnel costs due to extensive furloughing the prior year, and adverse foreign currency effects. In relation to sales, R,D&E costs declined from 6.6% to 5.0%.

Other income (expense), net improved by $53 million compared to a year earlier, mainly due to $63 million in lower capacity alignment accruals, partly offset by adverse effects from foreign currency effects and lower government income.

Operating income (loss) improved by $500 million, mainly as a consequence of the increase in gross profit and other income (expense), net, partly offset by higher costs for S,G&A and R,D&E, net.

Adjusted operating income (loss) (Non-U.S. GAAP measure) improved by $438 million, mainly due to the higher gross profit, partly offset by higher costs for S,G&A and R,D&E, net.

Financial and non-operating items, net improved by around $4 million to $32 million, mainly due to higher income from equity method investments and foreign currency effects.

Income (loss) before taxes improved by $505 million, mainly as a consequence of higher operating income.

Tax rate was 29.2%, compared to 26.5% the prior year, impacted by unfavorable country mix.

Earnings per share, diluted increased by $4.12 where the main drivers were $4.06 from higher adjusted operating income (Non-U.S. GAAP measure) and $0.60 from lower capacity alignment costs partly mitigated by $0.57 from higher tax.

LIQUIDITY AND CAPITAL RESOURCES

Second quarter 2021 development

Trade working capital (Non-U.S. GAAP measure, see calculation below) increased by $173 million compared to the same period last year, mainly related to increased inventories as a consequence of higher sales, the low demand visibility and supply chain challenges. Compared to the first quarter of 2021, trade working capital increased by $8 million.

Operating cash flow increased by $191 million to $63 million. The improvement was mainly due to positive effects from higher net income and deferred income taxes. Operating cash flow in the quarter was impacted negatively by effects from changes in operating working capital, mainly relating to tax, recalls and insurance while effects from trade working capital was limited.

Capital expenditures, net increased by 51%, supporting the organic growth. Capital expenditures, net in relation to sales was 4.8% vs. 6.1% a year earlier.

Cash flow from operations less capital expenditures, net amounted to negative $33 million, compared to negative $192 million a year earlier. The improvement was due to the higher operating cash flow, partially offset by the higher capital expenditures, net.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) was $1,200 million as of June 30, 2021, which was $638 million lower than a year earlier and $85 million higher compared to March 31, 2021.

Liquidity position. At June 30, 2021, the cash balance was $0.9 billion, and including committed, unused loan facilities, the Company's liquidity position was $2.0 billion.

Leverage ratio (Non-U.S. GAAP measure, see calculation below). As of June 30, 2021, the Company had a leverage ratio of 1.1x, compared to 2.8x at June 30, 2020 as the net debt decreased substantially and the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure) increased substantially.

Total equity increased by $660 million compared to June 30, 2020 mainly due to $550 million from net income and $146 million from currency translation effects partially offset by dividend payments of $55 million.

First six months 2021 development

Operating cash flow was $249 million compared to $28 million a year earlier. The increase of $221 million was primarily due to positive effects of the higher net income and deferred income taxes, partly offset by negative effects from changes in operating working capital.

Capital expenditure, net of $189 million was 24% higher than a year earlier, reflecting our efforts to reduce capital expenditure to support cash flow in the first half of 2020. Capital expenditure, net in relation to sales was 4.4% compared to 5.3% in the same period 2020.

Cash flow from operations less capital expenditures, net amounted to $60 million compared to negative $124 million a year earlier, driven by the improvement in operating cash flow, partially offset by a higher capital expenditure, net.

NON-U.S. GAAP MEASURES

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted EPS”

(Dollars in millions, except per share data)

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income (loss)	$164	$1	$166	$(234)	$62	$(172)
Operating margin, %	8.1	0.1	8.2	(22.3)	5.9	(16.4)
Earnings (loss) per share, diluted	1.19	0.01	1.20	(2.00)	0.60	(1.40)

1) Including costs for capacity alignment.

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income (loss)	$401	$1	$403	$(99)	$64	$(36)
Operating margin, %	9.4	0.0	9.4	(3.4)	2.2	(1.2)
Earnings (loss) per share, diluted	2.98	0.01	2.99	(1.14)	0.61	(0.53)

1) Including costs for capacity alignment.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three months ended June 30, 2021		Three months ended June 30, 2020
	Millions	Per share	Millions	Per share
Capacity alignment	$1	$0.02	$62	$0.71
Total adjustments to operating income	1	0.02	62	0.71
Tax on non-U.S. GAAP adjustments1)	0	0.00	(10)	(0.11)
Total adjustments to net income	$1	$0.01	$52	$0.60

1) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

	Six months ended June 30, 2021		Six months ended June 30, 2020
	Millions	Per share	Millions	Per share
Capacity alignment	$1	$0.02	$64	$0.73
Total adjustments to operating income	1	0.02	64	0.73
Tax on non-U.S. GAAP adjustments1)	0	0.00	(10)	(0.12)
Total adjustments to net income	$1	$0.01	$54	$0.61

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

Calculation of “Trade working capital”

(Dollars in millions)

	June 30, 2021	December 31, 2020	June 30 2020
Receivables, net	$1,719	$1,822	$1,180
Inventories, net	901	798	758
Accounts payable	(1,125)	(1,254)	(616)
Trade working capital	$1,495	$1,366	$1,322

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	June 30, 2021	December 31, 2020	June 30, 2020
Short-term debt	$363	$302	$493
Long-term debt	1,712	2,110	2,567
Total debt	2,075	2,411	3,060
Cash and cash equivalents	(893)	(1,178)	(1,223)
Debt issuance cost/Debt-related derivatives, net	18	(19)	1
Net debt	$1,200	$1,214	$1,838

In 2021, the EBITDA calculation was redefined to exclude other non-operating items and income from equity method investments. EBITDA and Leverage ratio in prior periods have been recalculated resulting in minor adjustments. The Company's policy is to maintain a leverage ratio commensurate with a strong investment grade credit rating. The Company measures its leverage ratio as net debt adjusted for pension liabilities in relation to adjusted EBITDA. The long-term target is to maintain a leverage ratio of around 1.0x within a range of 0.5x to 1.5x.

Calculation of “Leverage ratio”

(Dollars in millions)

	June 30, 2021	December 31, 2020	June 30, 2020
Net debt1)	$1,200	$1,214	$1,838
Pension liabilities	239	248	236
Debt per the Policy	1,438	1,462	2,074

Net income2)	550	188	142
Income taxes 2)	247	103	66
Interest expense, net2,3)	69	68	62
Other non-operating items, net2)	22	25	14
Income from equity method investments2)	(4)	(2)	(1)
Depreciation and amortization of intangibles2)	394	371	350
Capacity alignments and separation costs2), 4)	37	99	105
EBITDA per the Policy (Adjusted EBITDA)	$1,313	$852	$739
Leverage ratio	1.1	1.7	2.8

1) Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.

2) Latest 12-months.

3) Interest expense, net including cost for extinguishment of debt, if any, less interest income.

4) No separation costs included in latest 12-months as of June 30, 2021 and December 31, 2020. In latest 12-months as of June 30, 2020, separation costs amounted to $1 million.

Headcount

	June 30, 2021	March 31, 2021	June 30, 2020
Total headcount	64,500	66,600	61,800
Whereof:
Direct personnel in manufacturing	46,400	48,700	43,400
Indirect personnel	18,000	17,900	18,400
Temporary personnel	9%	10%	6%

By June 30, 2021, total headcount increased by 2,700 compared to a year earlier, reflecting a significant increase in production. The direct workforce increased by around 7% while the indirect workforce declined by around 2%. Compared to March 31, 2021, total headcount decreased by around 3.1%. This was driven by a decrease of around 4.6% of the direct workforce reflecting a lower LVP, while the indirect workforce increased by 0.8%.

Full year 2021 indications

The Company's outlook indications for 2021 reflect continuing uncertainty in the automotive markets and are mainly based on our customer call-offs and global LVP outlook according to IHS Markit, indicating a full year 2021 global LVP growth of 9-11%.

Financial measure	Full year indication
Net sales growth	Around 20-22%
Organic sales growth	Around 16-18%
Adjusted operating margin 1)	Around 9-9.5%
R,D&E, net % of sales	Around 4.5%
Tax rate 2)	Around 30%
Operating cash flow 3)	Similar level as 2020
Capex, net % of sales	Below 6%
Organic growth vs LVP growth	Around +7pp
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

OTHER RECENT EVENTS

Key launches in the second quarter of 2021

Toyota Land Cruiser 300: Side Airbags, Head/Inflatable Curtain Airbags and Seatbelts.

Nissan Pathfinder: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag and Knee Airbag.

Skoda Fabia: Side Airbags, Head/Inflatable Curtain Airbags and Seatbelts.

Mercedes EQS: Steering Wheel, Driver/Passenger Airbags and Bag-in-Belt.

Zeekr 001: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts and Front Center Airbag.

Chevrolet Bolt EUV: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags and Seatbelts

WEY Macchiato: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts, Hood Lifter, Front Center Airbag and Knee Airbag.

Citroën C5X: Steering Wheel, Driver/Passenger Airbags, Head/Inflatable Curtain Airbags, Seatbelts and Hood Lifter.

Renault Kangoo: Side Airbags, Head/Inflatable Curtain Airbags and Seatbelts.

Other Items

•
On May 12, 2021, Autoliv announced that its Board of Directors decided to reinstate quarterly dividends and declared a quarterly dividend of $0.62 per share for the second quarter of 2021. "Although the COVID-19 pandemic is not yet behind us, the significant improvement in profitability and free cash flow generation over the recent quarters shows that we have built a solid platform towards our mid-term financial targets” said Jan Carlson, Chairman of the Board of Directors. “It is our ambition to consistently create competitive shareholder value through our purpose-led strategy and operations and I am happy that we can now reinstate our quarterly dividend.” continued Mr. Carlson.
•
On May 18, 2021, Autoliv announced plans to construct a new steering wheel manufacturing plant in Aguascalientes, Mexico. When fully operational, the 30,000 sqm/322,000 sq ft facility will have the potential to employ up to 3,000 people. “We are doing this expansion to meet growing customer demand,” said Kevin Fox, President, Autoliv Americas. “This new facility, along with our Matamoros, Mexico facility, will allow us to continue to provide world-class support to our customers. This investment will increase capacity but it will also allow us to optimize our manufacturing processes at both facilities and it will create exciting opportunities for our team members in Mexico,” continued Mr. Fox.
•
On June 17, 2021, Autoliv announced ambitious climate targets including its plan to become carbon neutral in its own operations by 2030, aims for net-zero emissions across its supply chain by 2040, and its commitment to the Science Based Targets initiative.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

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

ITEM 1A. RISK FACTORS

Except as set forth below, as of June 30, 2021, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

You should not anticipate or expect the payment of cash dividends on our common stock

Our dividend policy is subject to the discretion of our Board of Directors and depends upon a number of factors, including our earnings, financial condition, cash and capital needs, indebtedness and leverage, and general economic or business conditions. On April 2, 2020, our Board of Directors suspended our quarterly dividend after determining that a suspension was necessary in light of the evolving global COVID-19 pandemic, decline in global LVP, the uncertainty surrounding the recession at that time and the inherent risk of customer defaults. On May 12, 2021, we announced that our Board of Directors reinstated our quarterly dividend for the second quarter of 2021. There can be no assurance that our Board of Directors will declare dividends in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the six months ended June 30, 2021, the Company made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the Board of Directors of the Company on May 9, 2000. Under the existing authorization, 2,986,288 shares may be repurchased. The stock repurchase program does not have an expiration date.

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

4.9

Base Listing Particulars Agreement, February 19, 2021, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

4.10

Amended and Restated Programme Agreement, dated February 19, 2021, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

4.11

Amended and Restated Agency Agreement, dated February 19, 2021, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein. incorporated herein by reference to Exhibit 4.15 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.1*+	Form of Non-Employee Directors 2021 restricted stock units grant agreement under Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 16, 2021

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)