Form 10-Q
period 2021-09-30
AUTOLIV INC
filed 2021-10-22
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 18, 2021, there were 87,478,240 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions; the impacts of the coronavirus (COVID-19) pandemic on the Company’s financial condition, business operations, operating costs, liquidity, competition and the global economy; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; supply chain disruptions and component shortages impacting the Company or the automotive industry; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment: restructuring and cost reduction and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; our ability to meet our sustainability targets, goals and commitments; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$1,847	$2,037	$6,111	$4,931
Cost of sales	(1,546)	(1,638)	(4,968)	(4,186)
Gross profit	301	400	1,143	745
Selling, general and administrative expenses	(101)	(92)	(319)	(284)
Research, development and engineering expenses, net	(98)	(102)	(311)	(292)
Amortization of intangibles	(2)	(2)	(8)	(8)
Other income (expense), net	(1)	(29)	(5)	(86)
Operating income	99	175	500	75
(Loss) income from equity method investment	(0)	1	2	1
Interest income	1	1	3	4
Interest expense	(14)	(21)	(46)	(53)
Other non-operating items, net	1	(7)	(3)	(13)
Income before income taxes	87	149	456	13
Income tax expense	(27)	(50)	(135)	(14)
Net income (loss)	60	99	322	(1)
Less: Net income attributable to non-controlling interest	0	1	1	1
Net income (loss) attributable to controlling interest	$60	$98	$320	$(2)

Net earnings (loss) per share – basic 1)	$0.68	$1.13	$3.66	$(0.02)
Net earnings (loss) per share – diluted 1)	$0.68	$1.12	$3.65	$(0.02)

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.4	87.3	87.4	87.3
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.7	87.5	87.7	87.3

Cash dividend per share – declared	$0.62	$—	$1.24	$0.62
Cash dividend per share – paid	$0.62	$—	$1.24	$0.62

1) Participating share awards with the right to receive dividend equivalents are (under the two-class method) excluded from the earnings per share calculation (see Note 11 to the unaudited condensed consolidated financial statements).

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$60	$99	$322	$(1)
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	(49)	56	(76)	(19)
Net change in unrealized components of defined benefit plans	0	2	2	6
Other comprehensive (loss) income, before tax	(49)	58	(74)	(13)
Tax effect allocated to other comprehensive loss	(0)	(1)	(1)	(2)
Other comprehensive (loss) income, net of tax	(49)	57	(74)	(15)
Comprehensive income (loss)	11	156	248	(16)
Less: Comprehensive income attributable to non-controlling interest	0	1	1	1
Comprehensive income (loss) attributable to controlling interest	$11	$155	$247	$(17)

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$903	$1,178
Receivables, net	1,575	1,822
Inventories, net	922	798
Prepaid expenses and accrued income	242	164
Other current assets	68	307
Total current assets	3,710	4,269
Property, plant and equipment, net	1,813	1,869
Operating lease right-of-use assets	123	141
Goodwill	1,389	1,398
Intangible assets, net	9	14
Other non-current assets	467	466
Total assets	$7,511	$8,157

Liabilities and equity
Short-term debt	$364	$302
Accounts payable	1,076	1,254
Accrued expenses	1,096	1,270
Operating lease liabilities - current	38	37
Other current liabilities	237	284
Total current liabilities	2,811	3,147
Long-term debt	1,687	2,110
Pension liability	231	248
Operating lease liabilities - non-current	85	103
Other non-current liabilities	125	126
Total non-current liabilities	2,127	2,587
Common stock	103	103
Additional paid-in capital	1,329	1,329
Retained earnings	2,683	2,471
Accumulated other comprehensive loss	(421)	(347)
Treasury stock	(1,135)	(1,147)
Total controlling interest's equity	2,558	2,409
Non-controlling interest	15	14
Total equity	2,573	2,423
Total liabilities and equity	$7,511	$8,157

See Notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$322	$(1)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	297	268
Deferred income taxes	5	(82)
Other, net	(8)	32
Net change in operating assets and liabilities	(179)	163
Net cash provided by operating activities	437	380

Investing activities
Expenditures for property, plant and equipment	(303)	(232)
Proceeds from sale of property, plant and equipment	3	3
Net cash used in investing activities	(301)	(229)

Financing activities
Net decrease in short-term debt	(278)	(198)
Increase in long-term debt	0	1,720
Decrease in long-term debt	(1)	(630)
Dividends paid	(109)	(54)
Dividends paid to non-controlling interest	(1)	(1)
Common stock options exercised	2	0
Net cash (used in) provided by financing activities	(386)	838
Effect of exchange rate changes on cash and cash equivalents	(25)	42
(Decrease) increase in cash and cash equivalents	(275)	1,032
Cash and cash equivalents at beginning of period	1,178	445
Cash and cash equivalents at end of period	$903	$1,477

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2020	$103	$1,329	$2,471	$(347)	$(1,147)	$2,409	$14	$2,423
Comprehensive Income:
Net income			157			157	0	157
Foreign currency translation adjustment				(64)		(64)	0	(64)
Pension liability				1		1		1
Total Comprehensive Income	—	—	157	(63)	—	94	0	94
Stock-based compensation					4	4		4
Balances at March 31, 2021	103	1,329	2,628	(410)	(1,143)	2,507	14	2,521
Comprehensive Income:
Net income			104			104	1	105
Foreign currency translation adjustment				37		37	0	37
Pension liability				1		1		1
Total Comprehensive Income	—	—	104	38	—	142	1	143
Stock-based compensation					5	5		5
Cash dividends declared1)			(54)			(54)		(54)
Balances at June 30, 2021	$103	$1,329	$2,678	$(372)	$(1,138)	$2,600	$15	$2,615
Comprehensive Income:
Net income			60			60	0	60
Foreign currency translation adjustment				(49)		(49)	(0)	(49)
Pension liability				0		0		0
Total Comprehensive Income	—	—	60	(49)	—	11	0	11
Stock-based compensation					3	3		3
Dividends paid to non-controlling interest on subsidiary shares							(1)	(1)
Cash dividends declared			(54)			(54)		(54)
Balances at September 30, 2021	$103	$1,329	$2,683	$(421)	$(1,135)	$2,558	$15	$2,573

1) Dividend for the second quarter of 2021 was declared on May 12, 2021.

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2019	$103	$1,329	$2,284	$(449)	$(1,158)	$2,109	$13	$2,122
Comprehensive Loss:
Net income			75			75	0	75
Foreign currency translation adjustment				(102)		(102)	(0)	(102)
Pension liability				1		1		1
Total Comprehensive Loss	—	—	75	(101)	—	(26)	(0)	(26)
Stock-based compensation					2	2		2
Cash dividends declared 1)			(54)			(54)		(54)
Balances at March 31, 2020	103	1,329	2,305	(550)	(1,156)	2,031	13	2,044
Comprehensive Loss:
Net (loss) income			(175)			(175)	1	(174)
Foreign currency translation adjustment				27		27	(0)	27
Pension liability				2		2		2
Total Comprehensive Loss	—	—	(175)	29	—	(146)	1	(145)
Stock-based compensation				0	2	2		2
Cash dividends declared1)			54			54		54
Balances at June 30, 2020	$103	$1,329	$2,184	$(521)	$(1,154)	$1,941	$14	$1,955
Comprehensive Income:
Net income			98			98	1	99
Foreign currency translation adjustment				56		56	1	56
Pension liability				1		1		1
Total Comprehensive Income (loss)	—	—	98	57	—	155	1	156
Stock-based compensation					3	3		3
Dividends paid to non-controlling interest on subsidiary shares							(1)	(1)
Cash dividends declared			0			0		0
Balances at September 30, 2020	$103	$1,329	$2,283	$(464)	$(1,151)	$2,100	$14	$2,113

1) Reversal of canceled dividend declared for the second quarter of 2020 which was announced by the Company on April 2, 2020.

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2021

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited consolidated financial statements and all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2021.

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

2. NEW ACCOUNTING STANDARDS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of September 30, 2021 and December 31, 2020 related to the operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at September 30, 2021 and December 31, 2020 were foreign exchange swaps.

For the three months period ended September 30, 2021 and 2020, the losses recognized in other non-operating items, net were $(2) million and $(18) million, respectively, for derivative instruments not designated as hedging instruments. For the nine months period ended September 30, 2021 and 2020, the losses recognized in other non-operating items, net were $(40) million and $(19)million, respectively, for derivative instruments not designated as hedging instruments. The realized part of the losses referred to above are reported under financing activities in the statement of cash flows.

For the three and nine months periods ended September 30, 2021 and September 30, 2020, respectively, the gains/(losses) recognized as interest expense were immaterial.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	September 30, 2021						December 31, 2020
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$1,379	1)	$2	2)	$19	3)	$1,463	4)	$25	5)	$3	6)
Total derivatives not designated as hedging instruments	$1,379		$2		$19		$1,463		$25		$3

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,343 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $2 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $19 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	September 30, 2021		December 31, 2020
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,345	$1,441	$1,377	$1,483
Loans	341	358	732	753
Other long-term debt	1	1	1	1
Total long-term debt	1,687	1,800	2,110	2,237

Short-term debt
Short-term portion of long-term debt	341	344	275	278
Overdrafts and other short-term debt	23	23	27	27
Total short-term debt	$364	$367	$302	$305

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

For the three and nine months periods ended September 30, 2021 and for three and nine months periods ended September 30, 2020, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended September 30, 2021 was 30.9% compared to 33.5% for the three months period ended September 30, 2020. Discrete tax items, net for the three months period ended September 30, 2021 had an unfavorable impact of 5.7%. Discrete tax items, net for the three months period ended September 30, 2020 had a favorable impact of 9.9%.

The effective tax rate for the nine months period ended September 30, 2021 was 29.5% compared to 104.4% for the nine months period ended September 30, 2020. Discrete tax items, net for the nine months period ended September 30, 2021 had an unfavorable impact of 1.0%. Discrete tax items, net for the nine months period ended September 30, 2020, had a favorable impact of 187.5%.

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

As of September 30, 2021, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the nine months period ended September 30, 2021, the Company recorded a net increase of $8 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. Of the total unrecognized tax benefits of $54 million recorded at September 30, 2021, $9 million is classified as current tax payable within Other current liabilities and $45 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	September 30, 2021	December 31, 2020
Raw materials	$428	$379
Work in progress	$340	292
Finished products	$244	220
Inventories	1,011	891
Inventory valuation reserve	$(89)	(93)
Total inventories, net of reserve	$922	$798

6. RESTRUCTURING

As of September 30, 2021, approximately $46 million out of the $102 million in total reserve balance can be attributed to the structural efficiency program initiated in the second quarter of 2020 and mainly relates to Europe. This program is expected to be concluded in 2022. Approximately $37 million of the total reserve balance can be attributed to footprint optimization activities in Europe initiated in the third quarter of 2020. These activities are expected to be concluded in 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reserve at beginning of the period	$107	$100	$126	$56
Provision - charge	10	33	11	104
Provision - reversal	(5)	(2)	(6)	(9)
Cash payments	(7)	(12)	(23)	(32)
Translation difference	(3)	4	(6)	4
Reserve at end of the period	$102	$123	$102	$123

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

For the three and nine months periods ended September 30, 2021, provisions primarily related to recall related issues. Cash payments in the nine months period ended September 30, 2021 mainly related to the recall by Toyota Motor Corp. of vehicles equipped with a certain model of the Company’s side curtain airbag that was settled and resolved in April 2021. For the three and nine months periods ended September 30, 2020, provisions and cash paid primarily related to recall and warranty related issues. As of September 30, 2021, the reserve for product related liabilities mainly related to recall related issues.

Pursuant to the agreements entered into in connection with the spin-off of Veoneer, Inc. on June 29, 2018 (collectively, the “Spin-off Agreements”), Autoliv is required to indemnify Veoneer for recalls related to certain qualified Electronics products. As of September 30, 2021, the indemnification liabilities are approximately $9 million and included within Accrued expenses on the Condensed Consolidated Balance Sheet.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). A majority of the Company’s recall related issues as of September 30, 2021 are covered by insurance. Insurance receivables are included within Other current assets and Other non-current assets on the Condensed Consolidated Balance Sheet. As of September 30, 2021, the Company had total insurance receivables related to recall issues of $137 million. The total product liability reserve currently is less than the product liability insurance receivable because the timing of insurance recoveries does not match the timing of our product liability.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reserve at beginning of the period	$103	$58	$341	$72
Change in reserve	18	5	23	16
Cash payments	(1)	(6)	(243)	(31)
Translation difference	(1)	1	(1)	0
Reserve at end of the period	$120	$58	$120	$58

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$2	$1	$6	$6
Interest cost	3	3	7	9
Expected return on plan assets	(4)	(4)	(13)	(12)
Amortization of actuarial loss	0	1	1	2
Settlement loss	3	4	3	4
Net Periodic Benefit Cost	$3	$5	$4	$9

Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$3	$3	$9	$9
Interest cost	1	1	4	4
Expected return on plan assets	(1)	(0)	(1)	(1)
Amortization of actuarial loss	0	1	1	2
Net Periodic Benefit Cost	$4	$5	$13	$14

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

PRODUCT WARRANTY, RECALLS AND INTELLECTUAL PROPERTY

Autoliv is exposed to various claims for damages and compensation if its products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected or is defective, the Company may face warranty and recall claims. Where such (actual or alleged) failure or defect results, or is alleged to result, in bodily injury and/or property damage or other loss, the Company may also face product liability and other claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Government safety regulators may also play a role in warranty and recall practices. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products when the product supplied did not perform as represented by us or expected by the customer. Accordingly, the future costs of warranty claims by customers may be material. However, the Company believes its established reserves are adequate. Autoliv’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle existing and future claims. The Company regularly evaluates the adequacy of these reserves and adjusts them when appropriate. However, the final amounts actually due related to these matters could differ materially from the Company’s recorded estimates.

In addition, as vehicle manufacturers increasingly use global platforms and procedures, quality performance evaluations are also conducted on a global basis. Any one or more quality, warranty or other recall issue(s) (including those affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures such as a temporary or prolonged suspension of new orders, which may have a material adverse impact on the Company’s results of operations.

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

Volvo Car USA, LLC ( together with its affiliates, “Volvo”) has recalled approximately 762,000 vehicles relating to the malfunction of inflators produced by ZF (the “ZF Inflator Recall”). The recalled ZF inflators were included in airbag modules supplied by the Company only to Volvo. The recall commenced in November 2020 and later expanded in September 2021. Because the Company’s airbags were involved with the ZF Inflator Recall, the Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the ZF Inflator Recall. The Company continues to evaluate this matter with Volvo and ZF and no accrual has been made. Although the Company currently estimates a range of $0 to $43 million with respect to this potential loss, the Company anticipates that any losses net of insurance claims and claims against ZF will be immaterial.

Intellectual Property:

The Company utilizes technologies in its products, which may be subject to intellectual property rights of third parties. While the Company does seek to procure the necessary rights to utilize intellectual property rights associated with its products, it may fail to do so. Where the Company so fails, the Company may be exposed to material claims from the owners of such rights. Where the Company has sold products that infringe upon such rights, its customers may be entitled to be indemnified by the Company for the claims they suffer as a result thereof. Such claims could be material.

The table in Note 7. Product-Related Liabilities above summarizes the change in the balance sheet position of the product-related liabilities.

10. STOCK INCENTIVE PLAN

Eligible employees and non-employee directors of the Company participate in the Autoliv, Inc.1997 Stock Incentive Plan (“the Plan”), as amended and received Autoliv stock-based awards which include stock options (“SOs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”).

For the three and nine months periods ended September 30, 2021, the Company recorded approximately $3 million and $10 million, respectively, in stock-based compensation expense related to RSUs and PSUs. For the three and nine months periods ended September 30, 2020, the Company recorded approximately $3 million and $7 million, respectively, in stock-based compensation expense related to RSUs and PSUs.

During the three and nine months periods ended September 30, 2021, approximately 15 thousand and 132 thousand shares, respectively, of common stock from the treasury stock were utilized by the Plan. During the three and nine months periods ended September 30, 2020, approximately 6 thousand and 92 thousand shares, respectively, of common stock from the treasury stock were utilized by the Plan.

11. EARNINGS PER SHARE

The computation of basic and diluted EPS under the two-class method is set forth in the table below. Anti-dilutive shares outstanding were immaterial for all periods presented below. For the nine months period ended September 30, 2020, shares in the diluted loss per share calculation represent basic shares due to the net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Basic and diluted:
Net income (loss) attributable to controlling interest	$60	$98	$320	$(2)
Participating share awards with dividend equivalent rights	0	0	0	0
Net income (loss) applicable to common shareholders	60	98	320	(2)
Earnings allocated to participating share awards1)	0	0	0	0
Net income (loss) attributable to common shareholders	$60	$98	$320	$(2)
Denominator: 1)
Basic: Weighted average common stock	87.4	87.3	87.4	87.3
Add: Weighted average stock options/ share awards	0.3	0.2	0.3	0.0
Diluted:	87.7	87.5	87.7	87.3

Net earnings (loss) per share - basic	$0.68	$1.13	$3.66	$(0.02)

Net earnings (loss) per share - diluted	$0.68	$1.12	$3.65	$(0.02)

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

12. RELATED PARTY TRANSACTIONS

The Company purchases finished goods from Veoneer. For the three and nine months periods ended September 30, 2021, related party purchases from Veoneer amounted to $15 million and $56 million, respectively. For the three and nine months periods ended September 30, 2020, related party purchases from Veoneer amounted to $19 million and $48 million, respectively.

Amounts due to and due from related party as of September 30, 2021 and December 31, 2020 were as follows (dollars in millions).

	As of
	September 30, 2021	December 31, 2020
Related party receivables1)	$1	$2
Related party payables2)	18	27
Related party accrued expenses3)	9	10

1) Included in Receivables, net in the Condensed Consolidated Balance Sheet.

2) Included in Accounts payable in the Condensed Consolidated Balance Sheet.

3) Included in Accrued expenses in the Condensed Consolidated Balance Sheet.

13. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three and nine months periods ended September 30, 2021 and three and nine months periods ended September 30, 2020 were as follows (dollars in millions).

Net Sales by Products	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Airbag Products and Other1)	$1,199	$1,332	$3,973	$3,188
Seatbelt Products1)	647	706	2,139	1,743
Total net sales	$1,847	$2,037	$6,111	$4,931
1) Including Corporate and other sales.

Net Sales by Region	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
China	$414	$425	$1,228	$989
Japan	160	180	546	488
Rest of Asia	204	201	675	514
Americas	596	693	1,903	1,579
Europe	473	538	1,760	1,361
Total net sales	$1,847	$2,037	$6,111	$4,931

Contract Balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three and nine months periods ended September 30, 2021 and for the three and nine months periods ended September 30, 2020 were not material in any period.

14. SUBSEQUENT EVENTS

There were no reportable events subsequent to September 30, 2021.

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

EXECUTIVE OVERVIEW

The adverse business trends from earlier in the year accelerated in the third quarter. Supply shortages of semiconductors and other components led to a third quarter global LVP decline of 20% vs. a year earlier, which was 17pp lower than what was expected at the beginning of the quarter (according to IHS Markit, October 2021). The decline in LVP, unpredictable changes in customer call-offs and higher raw material costs resulted in reduced profitability despite significant cost control measures, including headcount reductions.

The Company outperformed the global LVP by almost 8pp, significantly reducing the impact of the 20% drop in LVP. The Company had a record number of new launches in the quarter and expects a full year record as well. This includes products to a large number of electrified vehicles, a market that amounted to around 10% of the Company's total sales last year. The Company expects an almost doubling of sales to this market in 2021.

The Company is satisfied with its order intake for the first nine months of the year and that the Company continues to implement the projects and actions needed to support its growth opportunities and journey to reach the next level of profitability as expressed by the Company's medium term targets.

Despite the challenging environment, the Company's leverage ratio (Non-U.S. GAAP measure) remains well within its target range and the Company declared and paid a dividend of $0.62 per share in the quarter.

Through successful mitigation efforts, the raw materials headwind in the third quarter was slightly lower than expected. However, the Company sees new raw material headwinds, including higher magnesium and resin costs, which means it still expects a full year operating margin headwind from raw materials of around 130 basis points. The Company expects supply disruptions to continue to impact LVP negatively in the fourth quarter, and although there are some indications of moderate improvement in semiconductor availability in Asia and North America, visibility remains poor.

The Company is planning and implementing stricter measures to mitigate the current adverse business headwinds, including capacity alignments in Europe and the US. However, as a result of the significantly reduced LVP outlook for the year, the Company is adjusting its full year indication. Based on an assumption of around 0% global LVP growth for the full year 2021, the Company expects an organic sales growth (Non-U.S. GAAP measure) of around 8% and an adjusted operating margin (Non-U.S. GAAP measure) of around 8%.

With the Company's relentless focus on quality and execution as well as mitigating near term headwinds, the Company continues to drive forward towards its medium term targets. This and more will be explored at the Company's virtual CMD on November 16, 2021.

Financial highlights in the third quarter of 2021

$1,847 million net sales

12% organic sales decline (Non-U.S. GAAP measure)

5.4% operating margin

5.6% adjusted operating margin (Non-U.S. GAAP measure)

$0.68 EPS - a decrease of $0.44

$0.73 adjusted EPS (Non-U.S. GAAP measure) - a decrease of $0.75

Key business developments in the third quarter of 2021

•
Significant organic sales decline (Non-U.S. GAAP measure) as global LVP declined by 20% vs. Q3 last year (according to IHS Markit October 2021). Sales decreased organically by 12%, yet outperformed global LVP by almost 8pp, mainly due to product launches and positive vehicle mix effects and despite negative geographical mix effects. All regions outperformed LVP by 6-16pp.
•
Profitability declined due to the lower sales and higher raw material costs. Adjusted operating margin (Non-U.S. GAAP measure) declined by 4.5pp to 5.6%. Return on capital employed declined to 10.5% and return on equity declined to 9.3%.
•
Strong balance sheet and leverage ratio well within target range. Operating cash flow of $188 million and operating cash flow less capital expenditure, net of $77 million support continued balance sheet improvement. A dividend of $0.62 per share was declared and paid in the quarter. Net debt (Non-U.S. GAAP measure) declined, resulting in a leverage ratio (Non-U.S. GAAP measure) of 1.1x.

Business update relating to COVID-19 pandemic and other matters

The COVID-19 pandemic continued to impact the Company's business in the third quarter 2021 indirectly through limited LVP by its customers caused by global semiconductor shortage and other industry supply chain disruptions. Third quarter 2021 global LVP was around 17% lower than expected at the beginning of the quarter (according to IHS Markit October 2021). The lower than anticipated LVP negatively impacted the Company's sales and profitability. Supply chain disruptions leading to low customer demand visibility and material changes to call-offs with short notice also negatively impacted the Company's production efficiency and profitability in the quarter.

Direct COVID-19 related costs, such as personal protective equipment, quarantine costs, premium freight and other items, were around $3 million in Q3 2021 and around $11 million for the first nine months of 2021. Governmental support in connection with furloughing, short-term work weeks, and other similar activities was not material to the Company's financial results in Q3 2021 or in the first nine months of 2021.

The Company expects the current industry-wide semiconductor supply shortage will continue to negatively impact LVP, and hence its sales and profitability, in the fourth quarter of 2021. A stabilization of such supply may not emerge until in 2022. The Company also expects adverse cost development from rising raw material prices through the remainder of 2021 and into 2022.

Volvo Cars has recalled a large number of vehicles globally, relating to the malfunction of inflators produced by ZF. The recalled ZF inflators were included in airbag modules supplied by Autoliv to Volvo Cars. The ZF inflator in question uses a different formula of gas generant than the formula that Autoliv uses in its inflators. No liability accrual has been made. Autoliv anticipates that any losses net of insurance claims and claims against ZF will be immaterial.

In response to ongoing challenging market conditions, Autoliv management continued to implement strict cost control measures in the third quarter 2021, including the capacity alignments of certain production operations in Europe and the US. The Company continues to monitor the situation closely and further actions are being evaluated.

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see reconciliations for “Organic sales”, “Trade working capital”, “Net debt”, “Leverage ratio”, “Adjusted operating income”, “Adjusted operating margin” and “Adjusted EPS” provided below. Management believes that these non-U.S. GAAP financial measures provide supplemental information to investors regarding the performance of the Company’s business and assist investors in analyzing trends in the Company's business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as substitutes for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to the most directly comparable U.S. GAAP financial measures. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	or As of September 30,		or As of September 30,
	2021	2020	2021	2020
Total parent shareholders’ equity per share	$29.25	$24.05	$29.25	$24.05
Capital employed 1)	3,738	3,686	3,738	3,686
Net debt 2)	1,165	1,573	1,165	1,573

Trade working capital8)	1,421	1,418	1,421	1,418
Trade working capital relative to sales, %9)	19.2	17.4	19.2	17.4
Receivables outstanding relative to sales, %10)	21.3	19.8	21.3	19.8
Inventory outstanding relative to sales, %11)	12.5	8.8	12.5	8.8
Payables outstanding relative to sales, %12)	14.6	11.2	14.6	11.2

Gross margin, % 3)	16.3	19.6	18.7	15.1
Operating margin, % 4)	5.4	8.6	8.2	1.5

Return on total equity, % 5)	9.3	19.4	16.9	0.0
Return on capital employed, % 6)	10.5	18.7	18.1	2.7

Headcount at period-end 7)	62,000	65,300	62,000	65,300

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

8) Outstanding receivables and outstanding inventory less outstanding payables. See calculation of this non-U.S. GAAP measure in the table below.

9) Outstanding receivables and outstanding inventory less outstanding payables relative to annualized quarterly sales.

10) Outstanding receivables relative to annualized quarterly sales.

11) Outstanding inventory relative to annualized quarterly sales.

12) Outstanding payables relative to annualized quarterly sales.

three months ended September 30, 2021 COMPARED WITH three months ended September 30, 2020

Consolidated Sales Development

(dollars in millions)

	Three Months Ended September 30,			Components of change in net sales
	2021	2020	Reported change	Currency effects 1)	Organic 3)
Airbag products and Other2)	$1,199	$1,332	(9.9)%	2.2%	(12.1)%
Seatbelt products 2)	647	706	(8.3)%	3.3%	(11.6)%
Total	$1,847	$2,037	(9.3)%	2.6%	(11.9)%

Asia	$778	$806	(3.5)%	3.3%	(6.9)%
Whereof: China	414	425	(2.5)%	7.4%	(10.0)%
Japan	160	180	(11.4)%	(3.2)%	(8.3)%
Rest of Asia	204	201	1.4%	0.5%	0.9%
Americas	596	693	(14.1)%	2.2%	(16.3)%
Europe	473	538	(12.0)%	1.9%	(13.9)%
Total	$1,847	$2,037	(9.3)%	2.6%	(11.9)%

1) Effects from currency translations.

2) Including Corporate and Other sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags

All major product categories within Airbags declined organically (Non-U.S. GAAP measure) in the quarter except knee airbags and front center airbags. The largest contributor to the decline was inflatable curtains and side airbags followed by steering wheels.

Sales by product - Seatbelts

The main contributor to Seatbelt products organic decline (Non-U.S. GAAP measure) was Europe and Americas. Seatbelt products declined organically in all regions except South America and India.

Sales by region

The Company's global organic sales declined by 12% (Non-U.S. GAAP measure, see reconciliation table above) compared to the LVP decline of 20% (according to IHS Markit October 2021). The almost 8pp outperformance was largely due to product launches, partly offset by negative geographical mix effects as LVP in higher content per vehicle markets such as Europe and North America declined more than lower CPV markets such as China and Rest of Asia. All regions outperformed LVP by 6-16pp. LVP in all major regions declined by between 13 and 30%.

Third quarter of 2021 organic growth1)

	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	(16)%	(14)%	(10)%	(8)%	0.9%	(12)%
Main growth drivers	Toyota, Ford	Hyundai/Kia	Xpeng, Ford, Chery	Mitsubishi, Nissan	Mitsubishi, Toyota, Tata	Mitsubishi, Tata, Mahindra
Main decline drivers	Honda, Nissan, GM	Stellantis, VW, Renault	VW, Great Wall, Honda	Honda, Toyota, Mazda	Hyundai/Kia, SsangYong, GM	Honda, VW, Stellantis

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change third quarter of 2021 vs. third quarter of 2020

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	(23)%	(30)%	(16)%	(24)%	(4.8)%	(20)%

1) Source: IHS Markit October 2021.

Earnings

	Three Months Ended September 30,
(Dollars in millions, except per share data)	2021	2020	Change
Net Sales	$1,847	$2,037	(9.3)%
Gross profit	301	400	(24.8)%
% of sales	16.3%	19.6%	(3.3)pp
S, G&A	(101)	(92)	9.9%
% of sales	(5.5)%	(4.5)%	(1.0)pp
R, D&E, net	(98)	(102)	(4.0)%
% of sales	(5.3)%	(5.0)%	(0.3)pp
Amortization of Intangibles	(2)	(2)	(0.6)%
Other income (expense), net	(1)	(29)	(98.2)%
Operating income	99	175	(43.2)%
% of sales	5.4%	8.6%	(3.2)pp
Adjusted operating income1)	103	206	(49.7)%
% of sales	5.6%	10.1%	(4.5)pp
Financial and non-operating items, net	(12)	(26)	(52.5)%
Income before taxes	87	149	(41.5)%
Tax rate	30.9%	33.5%	(2.6)pp
Net income	60	99	(39.3)%
Earnings per share, diluted2)	0.68	1.12	(39.4)%
Adjusted earnings per share, diluted1),2)	0.73	1.48	(50.7)%

1) Non-U.S. GAAP measure, excluding costs for capacity alignment and in 2020 antitrust related matters.

2) Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

Third quarter of 2021 development

Gross profit decreased by $99 million and the gross margin decreased by 3.3pp compared to the same quarter 2020. The gross margin decrease was primarily driven by the lower sales and higher raw material costs, partly offset by positive FX effects.

S,G&A costs increased by $9 million compared to the prior year, mainly relating to IT and improvement projects.

R,D&E, net costs decreased by $4 million compared to the prior year, mainly relating to currency translation effects. In relation to sales, R,D&E costs increased from 5.0% to 5.3%.

Other income (expense), net improved by $28 million compared to prior year, mainly due to lower capacity alignment accruals.

Operating income decreased by $76 million compared to the same period in 2020, mainly as a consequence of the lower gross profit partly offset by lower capacity alignment accruals.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) decreased by $103 million compared to the prior year, mainly due to lower gross profit.

Financial and non-operating items, net, improved by $14 million, mainly due to lower interest expense, net, but also due to positive effects from currency translations and other financial items.

Income before taxes decreased by $62 million compared to the prior year, mainly due to the lower operating income partly offset by improved financial and non-operating items, net.

Tax rate was 30.9%, compared to 33.5% in the same period last year, where last year was impacted by unfavorable country mix.

Earnings per share, diluted decreased by $0.44 compared to a year earlier, where the main drivers were $1.17 from lower adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) partly mitigated by $0.31 from lower costs for capacity alignment costs and antitrust related matters, $0.26 from lower tax and $0.16 from financial items.

nine months ended September 30, 2021 COMPARED WITH nine months ended September 30, 2020

Consolidated Sales Development

(dollars in millions)

	Nine Months Ended September 30,			Components of change in net sales
	2021	2020	Reported change	Currency effects 1)	Organic 3)
Airbag products and Other 2)	$3,973	$3,188	24.6%	3.6%	21.1%
Seatbelt products 2)	2,139	1,743	22.7%	5.1%	17.6%
Total	$6,111	$4,931	23.9%	4.1%	19.8%

Asia	$2,449	$1,991	23.0%	4.7%	18.3%
Whereof: China	1,228	989	24.2%	8.2%	16.0%
Japan	546	488	11.9%	(0.8)%	12.7%
Rest of Asia	675	514	31.2%	3.3%	27.9%
Americas	1,903	1,579	20.5%	1.6%	18.9%
Europe	1,760	1,361	29.4%	6.1%	23.2%
Total	$6,111	$4,931	23.9%	4.1%	19.8%

1) Effects from currency translations.

2) Including Corporate and Other sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags

All major product categories within Airbags grew strongly organically (Non-U.S. GAAP measure) in the first nine months with exception of inflators. The largest contributor to growth was steering wheels and inflatable curtains, followed by passenger airbags, driver airbags and side airbags.

Sales by product - Seatbelts

Seatbelts showed strong organic (Non-U.S. GAAP measure) growth with largest contributing markets being Europe, the Americas and China. The only area with a negative growth was Japan.

Sales by region

The global organic sales growth of 20% (Non-U.S. GAAP measure, see reconciliation table above) was 10pp better than LVP (according to IHS Markit October 2021). Sales increased organically in all regions. The largest organic sales increase drivers were Europe and Americas, followed by China, Rest of Asia and Japan. The Company's organic sales development outperformed LVP in all regions - by 18pp in Europe, by 11pp in Japan, by 9pp in Americas, by 7pp in China and by 3pp in Rest of Asia.

First nine months 2021 Organic growth1)

	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	19%	23%	16%	13%	28%	20%
Main growth drivers	Toyota, Stellantis, Ford	VW, Stellantis, Daimler	GM, Great Wall, Xpeng	Mitsubishi, Toyota, Nissan	Mitsubishi, Suzuki, Tata	Toyota, Stellantis, GM
Main decline drivers	Subaru	n/a	VW, Hyundai/Kia, BYD	Honda	SsangYong	BYD, SsangYong

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change vs. same period last year

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	9.6%	5.5%	8.7%	1.2%	25%	9.7%

1) Source: IHS Markit October 2021.

Earnings

	Nine Months Ended September 30,
(Dollars in millions, except per share data)	2021	2020	Change
Net Sales	$6,111	$4,931	23.9%
Gross profit	1,143	745	53.4%
% of sales	18.7%	15.1%	3.6	pp
S, G&A	(319)	(284)	12.6%
% of sales	(5.2)%	(5.8)%	0.6	pp
R, D&E, net	(311)	(292)	6.4%
% of sales	(5.1)%	(5.9)%	0.8	pp
Amortization of Intangibles	(8)	(8)	0.0%
Other income (expense), net	(5)	(86)	(94.5)%
Operating income	500	75	564%
% of sales	8.2%	1.5%	6.7	pp
Adjusted operating income1)	506	170	197%
% of sales	8.3%	3.5%	4.8	pp
Financial and non-operating items, net	(44)	(62)	(29.1)%
Income before taxes	456	13	n/a
Tax rate	29.5%	104.4%	(74.9)pp
Net income (loss)	322	(1)	n/a
Earnings (loss) per share, diluted2)	3.65	(0.02)	n/a
Adjusted earnings per share, diluted1),2)	3.72	0.95	291%

1) Non-U.S. GAAP measure, excluding costs for capacity alignment and in 2020 antitrust related matters.

2) Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

First nine months 2021 development

Gross profit increased by $398 million and the gross margin increased by 3.6pp compared to the same period 2020. The gross margin increase was primarily driven by higher sales and direct material and labor productivity.

S,G&A increased by $35 million, mainly relating to higher personnel costs due to extensive furloughing the prior year, adverse FX effects and increased IT and project costs.

R,D&E, net increased by $19 million mainly due to higher personnel costs due to extensive furloughing the prior year and adverse FX effects. In relation to sales, R,D&E costs declined from 5.9% to 5.1%.

Other income (expense), net improved by $81 million compared to a year earlier, mainly due to $94 million in lower capacity alignment accruals, partly offset by adverse effects from FX effects and lower government income.

Operating income improved by $425 million, mainly as a consequence of the improvement of gross profit and other income (expense), net, partly offset by higher costs for S,G&A and R,D&E, net.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) improved by $336 million, mainly due to the higher gross profit, partly offset by higher costs for S,G&A and R,D&E, net.

Financial and non-operating items, net improved by around $18 million, mainly due to lower interest expense, net, but also due to positive effects from currency translations and other financial items.

Income before taxes improved by $443 million, mainly as a consequence of higher operating income.

Tax rate was 29.5%, compared to 104.4% the prior year when last year was impacted by unfavorable country mix.

Earnings (loss) per share, diluted increased by $3.67 where the main drivers were $3.85 from higher adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below), $1.02 from lower costs for capacity alignment costs and antitrust related matters and $0.19 from financial items, offset by $1.38 from higher tax.

LIQUIDITY AND CAPITAL RESOURCES

Third quarter of 2021 development

Trade working capital (Non-U.S. GAAP measure, see calculation below) was almost unchanged compared to the same period last year, where the main drivers were mainly related to $208 million in increased inventories as a consequence the low demand visibility and supply chain challenges, offset by $41 million reduction of receivables and $164 million in increased accounts payables.

Operating cash flow decreased by $164 million to $188 million compared to the same period last year, mainly due to lower net income and less positive effects from changes in operating working capital.

Capital expenditure, net increased by 46%, which mainly reflects that the level in the prior year was still low due to the pandemic. Capital expenditure, net in relation to sales was 6.0% vs. 3.8% a year earlier.

Operating cash flow less capital expenditure, net was $77 million, compared to $276 million a year earlier. The decline was due to the lower operating cash flow and higher capital expenditure, net.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) was $1,165 million as of September 30, 2021, which was $408 million lower than a year earlier and $35 million lower compared to June 30, 2021.

Liquidity position. At September 30, 2021, our cash balance was $0.9 billion, and including committed, unused loan facilities, our liquidity position was $2.0 billion.

Leverage ratio (Non-U.S. GAAP measure, see calculation below). As of September 30, 2021, the Company had a leverage ratio of 1.1x, compared to 2.4x at September 30, 2020 as the net debt decreased substantially and the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure) increased substantially.

Total equity increased by $460 million compared to September 30, 2020 mainly due to $511 million from net income and $40 million from currency translation effects partially offset by dividend payments of $110 million.

First nine months 2021 development

Operating cash flow was $437 million compared to $380 million a year earlier. The increase of $57 million was primarily due to positive effects from the higher net income, partly offset by negative effects from changes in operating working capital.

Capital expenditure, net of $301 million was 32% higher than a year earlier, which mainly reflects that the level in the prior year was still low due to the pandemic. Capital expenditure, net in relation to sales was 4.9% compared to 4.6% in the same period 2020.

Operating cash flow less capital expenditure, net amounted to $136 million compared to $152 million a year earlier, driven by a higher capital expenditure, net partly offset by the improvement in operating cash flow.

NON-U.S. GAAP MEASURES

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted EPS”

(Dollars in millions, except per share data)

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$99	$4	$103	$175	$31	$206
Operating margin, %	5.4	0.2	5.6	8.6	1.5	10.1
Earnings per share, diluted	0.68	0.05	0.73	1.12	0.36	1.48

1) Including costs for capacity alignment and in 2020 antitrust related matters.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$500	$6	$506	$75	$95	$170
Operating margin, %	8.2	0.1	8.3	1.5	2.0	3.5
Earnings (loss) per share, diluted	3.65	0.06	3.72	(0.02)	0.97	0.95

1) Including costs for capacity alignment and in 2020 antitrust related matters.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Millions	Per share	Millions	Per share
Capacity alignment	$4	$0.05	$31	$0.36
Antitrust related matters	-	-	0	0.00
Total adjustments to operating income	4	0.05	31	0.36
Tax on non-U.S. GAAP adjustments1)	0	0.00	(0)	(0.00)
Total adjustments to net income	$4	$0.05	$31	$0.36

1) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Millions	Per share	Millions	Per share
Capacity alignment	$6	$0.06	$94	$1.08
Antitrust related matters	-	-	0	0.01
Total adjustments to operating income	6	0.06	95	1.09
Tax on non-U.S. GAAP adjustments1)	(0)	(0.00)	(10)	(0.12)
Total adjustments to net income	$6	$0.06	$85	$0.97

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

Calculation of “Trade working capital”

(Dollars in millions)

	September 30, 2021	December 31, 2020	September 30, 2020
Receivables, net	$1,575	$1,822	$1,616
Inventories, net	922	798	714
Accounts payable	(1,076)	(1,254)	(912)
Trade working capital	$1,421	$1,366	$1,418

The non-U.S. GAAP measure “Net debt” is also used in the non-U.S. GAAP measure “Leverage ratio”. Management uses this measure to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. For details on leverage ratio refer to the table below.

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	September 30, 2021	December 31, 2020	September 30, 2020
Short-term debt	$364	$302	$1,026
Long-term debt	1,687	2,110	2,007
Total debt	2,051	2,411	3,033
Cash and cash equivalents	(903)	(1,178)	(1,477)
Debt issuance cost/Debt-related derivatives, net	18	(19)	17
Net debt	$1,165	$1,214	$1,573

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

Calculation of “Leverage ratio”

(Dollars in millions)

	September 30, 2021	December 31, 2020	September 30, 2020
Net debt1)	$1,165	$1,214	$1,573
Pension liabilities	231	248	239
Debt per the Policy	1,396	1,462	1,812

Net income2)	511	188	155
Income taxes 2)	224	103	68
Interest expense, net2,3)	62	68	66
Other non-operating items, net2)	14	25	17
Income from equity method investments2)	(3)	(2)	(1)
Depreciation and amortization of intangibles2)	400	371	359
Capacity alignments and antitrust related matters2)	10	99	108
EBITDA per the Policy (Adjusted EBITDA)	$1,217	$852	$771
Leverage ratio	1.1	1.7	2.4

1) Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.

2) Latest 12-months.

3) Interest expense, net including cost for extinguishment of debt, if any, less interest income.

Headcount

	September 30, 2021	June 30, 2021	September 30, 2020
Total headcount	62,000	64,500	65,300
Whereof:
Direct personnel in manufacturing	44,200	46,400	47,300
Indirect personnel	17,900	18,000	18,000
Temporary personnel	7.7%	9.1%	8.8%

By September 30, 2021, total headcount decreased by 3,300 compared to a year earlier, reflecting a lower production. The indirect workforce decreased by around 0.6% while the direct workforce decreased by around 6.6%. Compared to June 30, 2021, total headcount decreased by around 3.9%. This was driven by a decrease of around 4.7% of the direct workforce reflecting a lower LVP, while the indirect workforce decreased by 0.6%.

Full year 2021 indications

The Company's outlook indications for 2021 reflect continuing uncertainty in the automotive markets and are mainly based on the Company's customer call-offs and global LVP outlook according to IHS Markit, indicating a full year 2021 global LVP growth of around 0%.

Financial measure	Full year indication
Net sales growth	Around 11%
Organic sales growth	Around 8%
Adjusted operating margin 1)	Around 8%
R,D&E, net % of sales	Around 5%
Tax rate 2)	Around 30%
Operating cash flow 3)	Around USD 700m
Capex, net % of sales	Below 6%
Organic growth vs LVP growth	Around +8pp
1) Excluding costs for capacity alignments and antitrust related matters.
2) Excluding unusual tax items.
3) Excluding unusual items.

This report includes content supplied by IHS Markit Automotive; Copyright © Light Vehicle Production Forecast, October, 2021. All rights reserved.

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

OTHER RECENT EVENTS

Key launches in the third quarter of 2021

Jeep Grand Wagoneer: Driver/Passenger Airbags, Side Airbags, Knee Airbag and Seatbelts.

Kia Sportage: Driver/Passenger Airbags, Seatbelts and Head/Inflatable Curtain Airbags.

Toyota Corolla Cross: Steering Wheel, Driver/Passenger Airbags, Side Airbags and Seatbelts.

VW Taigo: Steering Wheel, Driver/Passenger Airbags, Front Center Airbag and Seatbelts.

Fiat Pulse: Steering Wheel, Driver/Passenger Airbags, Side Airbags and Seatbelts.

Rivian R1T: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts and Knee Airbag.

Nissan Frontier: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags and Knee Airbag.

Wey Latte: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag, Seatbelts, Knee Airbag and Pyrotechnical Safety Switch.

Toyota Aqua: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags and Seatbelts.

Other Items

•
On August 19, 2021, Autoliv announced that its Board of Directors declared a quarterly dividend of $0.62 per share for the third quarter of 2021, which was paid on September 24, 2021 to the Company stockholders of record on the close of business on Thursday, September 9, 2021.
•
On September 22, 2021, Autoliv announced that it strengthened its insights in automotive safety and the wider mobility safety arena, as Bryan Reimer and Hasse Johansson joined the Autoliv Research Advisory Board. Bryan Reimer, Ph.D., is a Research Scientist in the MIT Center for Transportation and Logistics, a researcher in the AgeLab, and the Associate Director of The New England University Transportation Center at MIT. Bryan’s research seeks to develop theoretical and applied insights into driver behavior, an area that is highly important for Autoliv. Hasse Johansson is a member of the Audit and Risk Committee at Autoliv and a member of the Board of Directors at the Company since 2018. He has a background as EVP Research & Development at Scania and experience of transformational innovation relating to automation, electrification, and connectivity, which are all vital areas for Autoliv.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

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

ITEM 1A. RISK FACTORS

Except as set forth below, as of September 30, 2021, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

You should not anticipate or expect the payment of cash dividends on our common stock

Our dividend policy is subject to the discretion of our Board of Directors and depends upon a number of factors, including our earnings, financial condition, cash and capital needs, indebtedness and leverage, and general economic or business conditions. On April 2, 2020, our Board of Directors suspended our quarterly dividend after determining that a suspension was necessary in light of the evolving global COVID-19 pandemic, decline in global LVP, the uncertainty surrounding the recession at that time and the inherent risk of customer defaults. On May 12, 2021, we announced that our Board of Directors reinstated our quarterly dividend for the second quarter of 2021, and on August 19, 2021, we announced that our Board of Directors declared a quarterly dividend for the third quarter of 2021. There can be no assurance that our Board of Directors will declare dividends in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

During the nine months period ended September 30, 2021, the Company made no stock repurchases. The Company is authorized to purchase up to 47.5 million shares of common stock under its stock repurchase program, which was first approved by the Board of Directors of the Company on May 9, 2000. Under the existing authorization, 2,986,288 shares may be repurchased. The stock repurchase program does not have an expiration date.

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

Date: October 22, 2021

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)