Form 10-K
period 2021-12-31
AUTOLIV INC
filed 2022-02-22
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. held by non-affiliates as of the last business day of the second fiscal quarter of 2021 amounted to $8,551 million.

Number of shares of Common Stock outstanding as of February 10, 2022: 87,488,549.

Auditor Firm Id: 1433 Auditor Name: Ernst & Young AB Auditor Location: Stockholm, Sweden

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the annual stockholders’ meeting to be held on May 10, 2022, to be dated on or around March 25, 2022 (the “2022 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2022 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions, including inflation; the impacts of the coronavirus (COVID-19) pandemic on the Company’s financial condition, business operations, operating costs, liquidity, competition and the global economy; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions including port, transportation and distribution delays or interruptions; supply chain disruptions and component shortages specific to the automotive industry or the Company; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment: restructuring and cost reduction and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies; consolidations or restructuring; or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgements or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims, and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; our ability to meet our sustainability targets, goals and commitments; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A -“Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward- looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I

Item 1. Business

General

Autoliv, Inc. (“Autoliv”, the “Company” or “we”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. The Company functions as a holding corporation and owns two principal subsidiaries, Autoliv AB and Autoliv ASP, Inc. The Company's fiscal year ends on December 31.

The Company is a leading developer, manufacturer and supplier of passive safety systems to the automotive industry with a broad range of product offerings.

Passive safety systems are primarily meant to improve safety for occupants in a vehicle. Passive safety systems include modules and components for frontal-impact airbag protection systems, side-impact airbag protection systems, seatbelts, steering wheels, inflator technologies and battery cut-off switches.

To extend into new markets areas beyond light vehicles and occupant safety, the Company has formed Mobility Safety Solutions. By combining its core competence and industry experience, the Company also develops and manufactures mobility safety solutions such as pedestrian protection, battery cut-off switches, connected safety services and safety solutions for riders of powered two wheelers.

The Company has approximately 62 production facilities in 25 countries and its customers include the world’s largest car manufacturers. The Company’s sales in 2021 were $8.2 billion, approximately 65% of which consisted of airbag and steering wheel products and approximately 35% of which consisted of seatbelt products. The Company's business is conducted in the following geographical regions: Europe, the Americas, China, Japan and the Rest of Asia (ROA).

The Company’s head office is located in Stockholm, Sweden, where it currently employs approximately 95 people. At December 31, 2021, the Company had a total number of personnel of approximately 60,600 worldwide, whereof 8 % were temporary personnel.

Additional information required by this Item 1 regarding developments in the Company’s business during 2021 is contained under Item 7 in this Annual Report.

Reportable Segment

The Company has one reportable segment based on the way the Company evaluates its financial performance and manages its operations. The Company's business is comprised of passive safety products - principally airbags (including steering wheels and inflators) and seatbelts. For more information regarding the Company’s segment reporting, see Note 1 to the Consolidated Financial Statements in this Annual Report.

Products, Market and Competition

Products

Providing life-saving solutions is a key priority as the world population grows and develops. However, population expansion in growth markets and the rise of megacities creates new complexities. To meet this challenge, the Company develops safety solutions for both mobility and society that work in real life situations.

The Company's safety systems such as seatbelts and airbags substantially mitigate human consequences of traffic accidents.

The airbag module is designed to inflate extremely rapidly then quickly deflate during a collision or impact. It consists of the container, an airbag cushion and an inflator. The purpose of the airbag is to provide the occupants a cushioning and restraint during a crash event to prevent any impact or impact-caused injuries between the occupant and the interior of the vehicle.

Seatbelts can reduce the overall risk of serious injuries in frontal crashes by as much as 60% due to advanced seatbelt technologies such as pretensioners and load limiters.

The Company also manufactures steering wheels that are crafted to ensure they meet safety requirements and are functional as well as stylish.

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

3) Evolving government regulations and test rating systems to improve the safety of vehicles in various markets, such as the updated Euro New Car Assessment Program (NCAP), China NCAP and USNCAP; and

4) The trend towards autonomous driving vehicles will require new and more complex solutions as to provide protection of occupants in new seating positions, regardless of how a driver or other passenger are seated.

The automotive safety market is driven by two primary factors: light vehicle production (LVP) and content per vehicle (CPV).

The first growth driver, LVP, has increased at an average annual growth rate of around 1.3% since the start of Autoliv in 1997 despite the substantial drop in LVP in 2020 and 2021 due to the COVID-19 pandemic, supply chain disruptions and semiconductor shortages. LVP is forecasted to grow to close to 92 million by 2024 from approximately 73 million in 2021, as the market is expected to recover from the effects of the COVID-19 pandemic and component shortages, according to IHS Markit.

Unlike LVP, where Autoliv can only aim to be on the best-selling platforms, Autoliv can influence CPV more directly by continuously developing and introducing new technologies with higher value-added features. Over the long term, this increases average safety CPV and has caused the Company's markets to grow faster than the LVP.

Since 1997, the Company’s sales compound annual growth rate (CAGR) for passive safety has been around 5% compared to the market rate of around 2% which includes an LVP growth of around 1%. The Company's outperformance is a result of a steady flow of new passive safety technologies, strong focus on quality and a superior global footprint both in products and engineering. This has enabled Autoliv to increase its global market share in passive safety from 27% in 1997 to 43% in 2021.

In the Developed Markets (Western Europe, North America, Japan and South Korea) the CPV is around $310. CPV growth in these regions mainly come from new safety systems such as active seatbelts, knee airbags and front-center airbags along with improved protection for pedestrians and rear-seat occupants like bag-in-belt or more advanced seatbelts.

In the Growth Markets (all markets other than the Developed Markets), the Company sees great opportunities for CPV growth from more airbags and advanced seatbelt products. Average CPV in the Growth Markets is around $200, approximately $110 less than in the Developed Markets.

As a result of higher installation rates of airbags, more advanced seatbelt products and more complex steering wheels, CPV is expected to increase at a similar pace in both Developed and Growth Markets over the next three years. LVP in the Developed Markets is expected to increase faster than in the Growth Markets during the same period. This is because the Developed Markets are expected to recover from the negative effects of the COVID-19 pandemic and semiconductor shortages experienced in 2021. Supported by a positive LVP mix effect from higher growth in higher CPV markets, the annual passive safety market (seatbelts and airbags, including steering wheels), is expected to grow from around $18 billion in 2021 to more than $25 billion over the next three years, based on the current macro-economic outlook and the Company's internal market intelligence and estimates. The highest growth rate is expected in steering wheels, where Autoliv has a global market share of around 36%, generated by the trend toward higher-value steering wheels with leather and additional features.

In seatbelts, Autoliv has reached a global market share of around 44%, primarily due to being the technology leader with several important innovations such as pretensioners and active seatbelts. The Company's strong market position is also a reflection of its superior global footprint. Seatbelts are the primary life-saving safety product and are also an important requirement in low-end vehicles in the Growth Markets. This provides the Company with an excellent opportunity to benefit from the expected growth in this segment of the market.

The market for airbags, where Autoliv has a global market share of around 43%, is expected to grow mainly as result of higher installation rates of inflatable curtains, side airbags and knee airbags. Additionally, the new front center airbag is expected to start to contribute to the market growth.

The Company's ability to consistently outperform market growth is rooted in a steady flow of new safety technologies, a strong focus on quality and a superior production and engineering footprint.

The Company's competitors

Autoliv is the clear market leader in passive safety components and systems for the automotive industry with an estimated global market share of 43%.

ZF, the Company's largest competitor, is a global leader in driveline and chassis technology as well as in passive safety technologies, and is one of the largest global automotive suppliers.

The Company's second largest competitor is U.S.-based Joyson Safety Systems (JSS). JSS is a Chinese owned company and is the result of the merger between Key Safety Systems (KSS) and Takata Corporation after KSS acquired Takata in 2018.

In Japan, Brazil, South Korea and China, there are a number of local suppliers that have close ties with the domestic vehicle manufacturers. For example, Toyota uses “keiretsu” (in-house) suppliers Tokai Rika for seatbelts and Toyoda Gosei for airbags and steering wheels. These suppliers generally receive most of the Toyota business in Japan, in the same way, Mobis, a major supplier to Hyundai/Kia in South Korea, generally receives a significant part of their business.

Other competitors include Nihon Plast and Ashimori of Japan, Yanfeng and Jinheng of China, Samsong in South Korea and Chris Cintos de Seguranca in South America. Collectively, these competitors account for the majority of the remaining market share in passive safety.

Additional information concerning the Company's products, markets and competition is included in the “Risks and Risk Management” section under Item 7 of this Annual Report.

Manufacturing and Production

See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, propellant, initiators, textile cushions, webbing, pressed steel parts, springs and overmolded steel parts used in seatbelt and airbag assembly and steering wheels. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. The products manufactured by Autoliv’s consolidated subsidiaries in 2021 consisted of 127 million complete seatbelt systems (of which 82 million were fitted with pretensioners), 92 million side airbags (including curtain airbags and front center airbags), 52 million frontal airbags, 0.4 million other airbags and 18 million steering wheels.

Autoliv’s “just-in-time” delivery system is designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. “Just-in-time” deliveries require final assembly or, at least, distribution centers in geographic areas close to customers to facilitate rapid delivery. The fact that the major automobile manufacturers are continually expanding their production activities into more countries and require the same or similar safety systems as those produced in Europe, Japan or the U.S. increases the importance for suppliers to have assembly capacity in several countries. Consolidation among the Company's customers also supports this trend.

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

When dramatic shifts in LVP occur or when there is a shift in regional LVP, the capacity adjustments can take more time and be more costly. Additionally, when there is significant demand for a given product due to a major recall of a competitor’s product, like certain of the Company's customers have experienced, capacity adjustments may take time.

The Company could experience disruption in its supply or delivery chain, which could cause one or more of its customers to halt or delay production. For more information, see Item 1A – “Risk Factors” in this Annual Report.

Quality Management

Autoliv believes that superior quality is a prerequisite to being considered a leading global supplier of automotive safety systems and is key to the Company's financial performance, because quality excellence is critical for winning new orders, preventing recalls and maintaining low scrap rates. Autoliv has for many years emphasized a “zero-defect” proactive quality policy and continues to strive to improve its working methods. This means that Autoliv’s products are expected to always meet performance expectations and be delivered to its customers at the right times and in the right amounts. Furthermore, the Company believes its continued quality improvements further enhance the Company's reputation among its customers, employees and governmental authorities.

Although quality has always been paramount in the automotive industry, especially for safety products, automobile manufacturers have become increasingly focused on quality with even less tolerance for any deviations. This intensified focus on quality is partially due to an increase in the number of vehicle recalls for a variety of reasons (not just safety), including a few high-profile vehicle recalls. This trend is likely to continue as automobile manufacturers introduce even stricter quality requirements and regulating agencies and other authorities increase the level of scrutiny given to vehicle safety issues. The Company has not been immune to the recalls that have been impacting the automotive industry.

The Company continues to drive its quality initiative called “Q5” which was initiated in the summer of 2010. It is an integral part of the Company's strategy of shaping a proactive quality culture of zero defects. It is called “Q5” because it addresses quality in five dimensions: products, customers, growth, behavior and suppliers. The goal of Q5 is to firmly tie together quality with value within all of the Company's processes and for all of its employees, thereby leading to the best value for its customers. Since 2010, the Company has continually expanded this quality initiative to provide additional skills training to more employees and suppliers. These activities have significantly improved the Company's quality performance.

In the Company's pursuit of excellence in quality, the Company has developed a chain of four “defense lines” against potential quality issues. These defense lines consist of: 1) robust product designs, 2) flawless components from suppliers and the Company's own in-house component companies, 3) manufacturing flawless products with a system for verifying that the Company's products conform with specifications and 4) an advanced traceability system in the event of a recall.

The Company's pursuit of quality excellence extends from the earliest phases of product development to the proper disposal of a product following many years of use in a vehicle. Autoliv’s comprehensive Autoliv Product Development System includes several key check points during the process of developing new products that are designed to ensure that such products are well-built and have no hidden defects. Through this process, the Company works closely with its suppliers and customers to set clear standards that help to ensure robust component design and lowest cost for function in order to proactively prevent problems and ensure the Company delivers only the best designs to the market.

The Autoliv Production System (“APS”), based on the goals of improving quality and efficiency, is at the core of Autoliv’s manufacturing philosophy. APS integrates essential quality elements, such as mistake proofing, statistical process control and operator involvement, into the manufacturing processes so all Autoliv associates are aware of and understand the critical connection between themselves and the Company's lifesaving products. This “zero-defect” principle extends beyond Autoliv to the entire supplier base. All of the Company's suppliers must accept the strict quality standards in the global Autoliv Supplier Manual, which defines the Company's quality requirements and focuses on preventing bad parts from being produced by its suppliers and helps eliminate defective intermediate products in the Company's assembly lines as early as possible. In addition, Autoliv’s One Product One Process (“1P1P”) initiative is its strategy for developing and managing standardization of both core products and customer-specific features, leading not only to improved quality, but also greater cost efficiency and more efficient supply chain management.

IATF 16949:2016 is one of the automotive industry’s most widely used international standards for quality management. All of the Company's facilities that ship products to OEMs are regularly certified according to the International Automotive Task Force (IATF) standards.

Environmental and Safety Regulations

For information on how environmental and safety regulations impact the Company's business, see “Risk Factors – ‘Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety or other governmental regulations’, “Global climate change could negatively affect our business”, “Our aspirations, goals, and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose the Company to numerous risks” and “Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market”” in Item 1A and “Risks and Risk Management” in Item 7 of this Annual Report.

Climate change

The Company is committed to operating its business in an environmentally sustainable manner, meaning developing and producing products in a resource efficient way while limiting the Company's environmental impact in the most material areas of greenhouse gas emissions, energy use, waste and water. With particular emphasis on climate action, the Company actively engages with its customers, suppliers and others to drive sustainable mobility.

In June 2021, the Company launched an updated climate strategy including new long-term climate ambitions:

•
Carbon neutrality in own operations by 2030
•
Net-zero across our supply chain by 2040

These industry-leading climate ambitions are aligned with a 1.5°C trajectory and represent a serious step-up in ambition level from earlier short-term climate targets. They should position the Company as the supplier of choice for the most progressive customers, helping to ensure the Company's competitiveness now and in the future. In addition to these ambitions, the Company adopted Science Based Targets (SBT) for 2030 covering its own operations as well as the supply chain. The targets were approved in January 2022 and are available at the SBTi website.

For more information about how climate change impacts the Company's business, see "Operational Risks - Climate impact" in Item 7 and "Risk factors – Our business may be adversely affected by climate change-related risks” in Item 1A of this Annual Report.

Raw Materials

Direct material purchased from external suppliers represents approximately 50% of the Company's net sales in 2021. The Company mainly purchases manufactured components and raw materials for its operations. The Company takes several actions to mitigate cost increases for raw material, such as competitive sourcing and looking for alternative materials.

For information on the sources and availability of raw materials, see "Operational Risks - Component costs" in Item 7 and “Risk Factors – ‘Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins’” in Item 1A of this Annual Report.

Intellectual Property

The Company has developed a considerable amount of proprietary technology related to automotive safety systems and relies on many patents to protect such technology. The Company's intellectual property plays an important role in maintaining its competitive position in a number of the markets the Company serves. For information on the Company's use of intellectual property and its importance to the Company, see “Risk Factors – ‘If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired’” in Item 1A of this Annual Report.

Backlog

The Company has frame contracts with automobile manufacturers and such contracts are typically entered into up to three years before the start of production of the relevant car model or platform and provide for a term covering the life of such car model or platform including service parts after a vehicle model is no longer produced. However, typically these contracts do not provide minimum quantities, firm prices or exclusivity but instead permit the automobile manufacturer to resource the relevant products at given intervals (or at any time) from other suppliers.

Dependence on Customers

In 2021, the Company's top five customers represented around 51% of its annual sales and the Company's top ten customers represented around 80% of its annual sales. This reflects the concentration of manufacturers in the automotive industry. The five largest OEMs in 2021 accounted for around 50% of global LVP, and the ten largest OEMs accounted for around 73% of global LVP. A delivery contract is typically for the lifetime of a vehicle model, which is normally between five and seven years depending on customer platform sourcing preferences and strategies.

For information on the Company's dependence on customers, see “Risk Factors – ‘Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices’” in Item 1A of this Annual Report, and “Dependence on Customers” under the section “Strategic Risks” in Item 7 of this Annual Report, and Note 20 to the Consolidated Financial Statements.

Customer sales trends

Asian vehicle producers have steadily become more important to Autoliv and now represent around 45% of the Company's global sales compared to 44% five years ago. The largest increase comes from Japanese OEMs that represented 28% of the Company's global sales five years ago but now account for 32% of the Company's global sales in 2021. This is a result of the Company's stronger market position based on its local presence in Japan. European based brands accounted for 31% of the Company's global sales in 2021. The U.S. based OEMs (including Tesla and Chrysler) accounted for 22% of the Company's global sales in 2021. The local Chinese OEMs as a group accounted for around 4% of the Company's global sales in 2021, with Great Wall representing 2%. One of the strongest growing customers from 2020 to 2021 was Toyota.

Research, Development and Engineering, net (R,D&E)

No single customer project accounted for more than 5% of Autoliv’s total R,D&E, net spending during 2021. To fuel Autoliv’s product portfolio, additional expertise is brought in-house via technology partnerships and licensing agreements.

During 2021, gross expenditures for R,D&E amounted to $594 million compared to $557 million in 2020. Of these amounts, $203 million in 2021 and $181 million in 2020 were related to customer-funded engineering projects and crash tests reimbursed by the customers. Net of this income, R,D&E expenditures increased in 2021 compared to 2020 by approximately 4% to $391 million. Of the R,D&E, net expense in 2021, 80% was for projects and programs where the Company has customer orders, typically related to vehicle models in development. The remaining 20% was not only for completely new innovations but also for improvements of existing products, standardization and cost reduction projects that will yield greater benefits over time.

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

For information concerning the material effects on the Company's business relating to its compliance with government safety regulations, see “Risk Factors – ‘Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety or other governmental regulations’ and ‘Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market’” in Item 1A of this Annual Report and in Item 7 under the section “Risks and Risk Management” of this Annual Report.

Human Capital Management

The Company's drive for excellence is what makes Autoliv the world’s leading supplier of automotive safety systems. From the earliest stages of product development to sales and design to the final delivery of the finished product, Autoliv's employees are driven by the Company's mission to save more lives.

The successful execution of the Company's strategies relies on its ability to shape a quality and performance-oriented culture, and to adapt quickly to sudden shifts in its circumstances, as illustrated by the ongoing COVID-19 pandemic. A turbulent external environment presents many challenges but also opportunities. As the Company moves forward its workforce strives to respond with agility to new possibilities to grow and improve the Company's business whilst delivering with excellence to its customers. The Company builds a winning team by focusing on creating a work environment that attracts, retains, and engages its employees. The Company's employees take great pride in working together to provide safety solutions for mobility and society that work in real life situations, and the Company is always looking for new team members who share this passion. For additional information, see the Company's corporate website.

The table below shows the Company's total workforce as of December 31, 2021 and 2020.

	2021	2020
Total workforce	60,600	68,200
Whereof:
Direct workforce in manufacturing	43,000	50,300
Indirect workforce	17,600	17,900
Temporary workforce	8%	11%

Diversity and Inclusion

When attracting, developing and retaining talent, the Company seeks individuals who hold varied experiences and viewpoints to create an inclusive and diverse workplace that allows each employee to do their best work and drive the Company's collective success. The Company's workforce reflects the diversity of the countries and cultures in which it operates. At the end of 2021, 47% of the Company's workforce and 17% of the Company's senior management positions were filled by women.

The Company has operations in 27 different countries, with 17% of its workforce located in Asia (excluding China), 28% in the Americas, 13% in China, and 42% in Europe (including South Africa, Tunisia, Russia, and Turkey).

The table below show the Company's workforce by age group and gender in % at the end of 2021.

% of Men	Age group	% of Women
3%	>60	1%
5%	51-60	5%
10%	41-50	11%
17%	31-40	15%
16%	21-30	14%
2%	<20	1%

Talent Attraction, Development and Retention

The Company believes that attraction, development, and retention of talent is essential to its success, especially in today's environment. The Company offers an inclusive work environment where its employees are challenged and achieve great things together. Supporting the development of the employees is essential in a highly competitive and rapidly changing environment. An important cornerstone of each employee’s growth is the ongoing dialogue between the team member and manager, which is summarized during an annual Performance and Development Dialogue (PDD). During the year, almost all targeted employees conducted a PDD with their managers. To provide opportunities for professional and personal growth of the employees, the Company has a multitude of development channels, including technical and specialist career paths, international assignments and other such programs. The Company promotes continuous development on the job every day, despite restrictions related to COVID-19.

The Company provides market-based competitive compensation through its salary, annual incentive, and long-term incentive programs and benefits packages that promote employee well-being across all aspects of their lives.

Health and Safety

The Company is committed to providing a work environment that promotes the health, safety and welfare of its employees. Each Autoliv facility implements the Company's health and safety management system, which is supported by leadership teams. The implementation of the system is monitored through internal and external audits. Throughout the COVID-19 pandemic, the Company has protected its employee's health and well-being by providing the technology and communication equipment necessary to allow many of its employees to work remotely. For those who cannot effectively do their jobs remotely, the Company has put protocols in place to ensure a safe working environment.

Labor Relations

The Company offers fair terms and conditions of employment. The Company's overall purpose, Code of Conduct, talent development strategies and employment policies support the principles in the United Nations Universal Declaration of Human Rights, and the International Labor Organization’s Fundamental Principles and Labor Standards.

The Company considers its relationship with its personnel to be good. While there have been a small number of minor labor disputes historically, such disputes have not had a significant or lasting impact on the Company's relationship with its employees, customer perception of its employee practices or its business results.

Major unions to which some of the Company's employees belong in Europe include: IG Metall in Germany; Unite the union in the United Kingdom; Confédération Générale des Travailleurs (CGT), Confédération Française Démocratique du Travail (CFDT), Confédération Française de l’Encadrement Confédération Générale des cadres (CFE-CGC), Force Ouvrière (FO), Confédération Française des Travailleurs Chrétiens (CFTC), Solidaires, Unitaires, Démocratiques (SUD) and Conféderation Autonome du Travail (CAT) in France; Union General de Trabajadores (UGT), Union Sindical Obrera (USO), Comisiones Obereras (CCOO) and Confederacion General de Trabajadores (CGT) in Spain; IF Metall, Unionen, Sveriges Ingenjörer and Ledarna in Sweden; Industriaal- ja Metallitöötajate Ametiühingute Liit (IMTAL) in Estonia; Vasas Szakszervezeti Szövetség (Hungarian Metallworkers‘ Federation) in Hungary; Samorządny NiezaleĪny Związek Zawodowy Pracowników and Zakáadowa Organizacja Związkowa NSZZ SolidarnoĞü in Poland; National Union of Metal Workers South Africa (NUMSA) in South Africa; Union Générale des Travailleurs Tunisiens (UGTT) and Union des travailleurs Tunisiens (UTT) in Tunisia and Montaj ve Yardımcı İşçileri Sendikası in Turkey.

In addition, the Company’s employees in other regions are represented by the following unions: Unifor in Canada; Sindicato de Jornaleros y Obreros Industriales y de la Industria Maquiladora de H.Matamoros, Tamaulipas (CTM); Sindicato Nacional de Trabajadores de la Industria Metalúrgica y Similares (CTM); Sindicato Nacional de Trabajadores de la Industria Arnesera, Eléctrica, Automotriz y Aeronáutica de la República Mexicana; “Nueva Cultura Laboral” “de trabajadores de la fabricación, manufactura, ensamble de autopartes mecánicas y eléctricas y componentes de la industria Automotriz (CROC); Sindicato Nacional de Trabajadores de la Industria de Autopartes en General y/o Similares, Conexos y sus Servicios de la República Mexicana, in Mexico; Sindicato dos Metalúrgicos de Taubaté e Região in Brazil; Autoliv India Employees Association, Bangalore in India; the Korean Metal Workers Union (FKTU) in Korea; Autoliv Japan Roudou Kumiai in Japan and Federasi Perjuangan Buruh Indonesia (FPBI) in Indonesia.

In many European countries, Canada, Mexico, Brazil and Korea, wages, salaries and general working conditions are negotiated with local unions and/or are subject to centrally negotiated collective bargaining agreements. The terms of the Company's various agreements with unions typically range between 1-3 years. Some of the Company's subsidiaries in Europe, Canada, Mexico, Brazil and Korea must negotiate with the applicable local unions with respect to important changes in operations, working and employment conditions. Twice a year, members of the Company’s management conduct a meeting with the European Works Council (EWC) to provide employee representatives with important information about the Company and a forum for the exchange of ideas and opinions.

In many Asia Pacific countries, the central or regional governments provide guidance each year for salary adjustments or statutory minimum wage for workers. The Company's employees may join associations in accordance with local legislation and rules, although the level of unionization varies significantly throughout its operations.

Key Performance Indicators (KPIs)

The table below reflects certain KPIs on which the Company is particularly focused on with respect to the management of its workforce.

KPI	2021	2020
% of Autoliv facilities certified (OHSAS 18001 or ISO 45001)	29%	15%
Incident rate1)	0.39	0.48
Severity rate2)	5.51	4.26
% women in workforce	47%	47%
% women in senior management positions	17%	22%
% PDD rate3)	99%	Close to 100%
No. of employees attended at least one training program	4,400	1,500

1) Number of reportable injuries per 200,000 employee hours of exposure.
2) Total days away from work due to a work-related reportable injury and/or illness per 200,000 employee hours of exposure.
3) Percentage of total employees participating in Autoliv's annual Performance and Development Dialogue (PDD).

Available information

The Company files or furnishes with the United States Securities and Exchange Commission (the “SEC”) periodic reports and amendments thereto, which include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Such reports, amendments, proxy statements and other information are made available free of charge on the Company's corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC. The Company's Corporate Governance Guidelines, committee charters, code of conduct and other documents governing the Company are also available on its corporate website at www.autoliv.com. The SEC maintains an internet site that contains reports, proxy statements and other information at www.sec.gov. Hard copies of the above-mentioned documents can be obtained free of charge by contacting the Company at: Autoliv, Inc., P.O. Box 70381, SE-107 24, Stockholm, Sweden.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. A discussion of the risks associated with these material risk factors is included below.

RISKS RELATED TO COVID-19 PANDEMIC

We face risks related to the novel coronavirus (COVID-19) pandemic that have, and are expected to continue to have, an adverse impact on our business and financial performance

The COVID-19 pandemic has created significant volatility in the global economy and led to significant reduced economic activity and employment and has disrupted, and may continue to disrupt, the global automotive industry and customer sales, production volumes and purchases of light vehicles by end-consumers. The spread of COVID-19 has also caused disruptions in the manufacturing, delivery and overall supply chains of automobile manufacturers and suppliers. Global light vehicle production ("LVP") has been lower than expected, and is expected to continue to be very volatile. As a result, we have modified our production schedules and have experienced, and may continue to experience, delays in the production and distribution of our products and a decline in sales to our customers. As production resumes by us and our customers, production volumes have been and may continue to be volatile. We have also taken protective measures to modify our production environment to ensure the health and safety of our workers which has had an impact on our productivity. Additionally, if the global economic effects caused by the pandemic continue or increase, overall customer demand may decrease, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, if a significant portion of our workforce or our suppliers' or customers’ workforces are affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures would halt or delay production. The full extent of the effect of the pandemic on us, our customers, our supply chain or the global supply chain and our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, subsequent outbreaks or the extent of any recession resulting from the pandemic. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected. In particular, if COVID-19, including its variants, continues to spread or re-emerges, particularly in the United States, Europe and China, where our operations are most concentrated, resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience, among other things: (i) adverse impacts on our operations and financial results caused by government and regulatory measures to contain or mitigate the spread of the virus, temporary closures of our facilities or the facilities of our customers or suppliers, which could impact our ability to timely meet our customers’ orders or negatively impact our supply chain; (ii) the failure of third parties on which we rely or on which our customers rely, including our suppliers, customers, contractors, commercial banks and external business partners, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties including bankruptcy or default; (iii) labor shortages and other disruptions or restrictions on our employees’ ability to work effectively, due to illness, quarantines, travel bans, shelter-in-place orders or other limitations; (iv) interruptions to the operations of our business if the health of our executives, management personnel and other employees are affected, particularly if a significant number of individuals are impacted; (v) any accident, COVID-19 illness, or injury to our employees could result in litigation, manufacturing delays and harm to our reputation, which could negatively affect our business, results of operations and financial condition; (vi) changes in prices of tooling and services may be impacted by worldwide demand and by the ongoing COVID-19 pandemic and any such price increases could materially increase our operating costs and adversely affect our profit margin; (vii) governments and regulators may choose to delay new automobile safety regulations which could impact the average global content of passive safety systems per light vehicle in the near term; (viiI) some of our competitors are (or may be) owned by a governmental entity and/or receive various forms of governmental aid or support, which we may not be eligible for, and which may put us at a competitive disadvantage; (ix) increased cybersecurity and privacy risks and risks related to the reliability of technology to support remote operations; (x) sudden and/or severe declines in the market price of our common stock; and (xi) costs incurred and revenues lost during and from the effects of the COVID-19 pandemic likely will not be recoverable. In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in Item 1A of this Annual Report, any of which could have a material effect on our operating results, cash flows, or financial condition.

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business. Our business is directly related to LVP in the global market and by our customers, and automotive sales and LVP are the most important drivers for our sales

Automotive sales and production are highly cyclical and can be affected by general or regional economic or industry conditions, the level of consumer demand, recalls and other safety issues, labor relations issues, technological changes, fuel prices and availability, vehicle safety regulations and other regulatory requirements, governmental initiatives, trade agreements, political volatility, especially in energy producing countries and growth markets, changes in interest rate levels and credit availability and other factors. Some regions around the world may at various times be more particularly impacted by these factors than other regions. Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, a material adverse effect on our business, results of operations and financial condition. Our sales are also affected by inventory levels of our customers. We cannot predict when our customers will decide to either increase or reduce inventory levels or whether new inventory levels will approximate historical inventory levels. This may exacerbate variability in our order intake and, as a result, our revenues and financial condition. Uncertainty regarding inventory levels may be exacerbated by consumer financing programs initiated or terminated by our customers or governments as such changes may affect the timing of their sales. Changes in automotive sales and LVP and/or customers’ inventory levels will have an impact on our long-term targets, earnings guidance and estimates. In addition, we base our growth projections in part on business awards, or order intake, made by our customers. However, actual production orders from our customers may not approximate the awarded business or our estimated order intake. Any significant reduction in automotive sales and/or LVP by our customers, whether due to general economic conditions or any other factors relevant to sales or LVP, could have a material adverse effect on our business, results of operations and financial condition.

Growth rates in safety content per vehicle, which can be impacted by changes in consumer trends and political decisions, could affect our results in the future

The Company estimates that the average global content of passive safety systems per light vehicle increased in 2021 to around $250. Vehicles produced in different markets may have various passive safety content values. For example, in developed markets such as Western Europe and North America, the premium segment has an average passive safety content values of around $360 per vehicle, whereas in growth markets such as China and India the average passive safety content per vehicle is approximately $220 and $90, respectively. Due to the majority of the growth in global LVP over time being concentrated in growth markets, our operating results may be impacted if the passive safety content per vehicle remains low and if the penetration of more advanced automotive safety systems does not increase in these regions. As passive safety content per vehicle is also an indicator of our sales development, should these trends continue, the average value of passive safety systems per vehicle could decline.

We operate in a highly competitive market

The market for occupant restraint systems is highly competitive. We compete with a number of other companies that produce and sell similar products. Among other factors, our products compete on the basis of price, quality, manufacturing and distribution capability, design and performance, technological innovation, delivery and service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than us. Some of our competitors may also have a “preferred status” as a result of special relationships or ownership interests with certain customers. Our ability to compete successfully depends, in large part, on our success in continuing to innovate and manufacture products that have commercial success with consumers, differentiating our products from those of our competitors, continuing to deliver quality products in the time frames required by our customers, and maintaining best-cost production. We continue to invest in technology and innovation which we believe will be critical to our long-term growth. Our ability to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging technologies will be a significant factor in our ability to remain competitive. If we are unsuccessful or are less successful than our competitors in predicting the course of market development, developing innovative products, processes, and/or use of materials or adapting to new technologies or evolving regulatory, industry or customer requirements, we may be placed at a competitive disadvantage. For example, the focus of the automotive industry on the development of advanced driver assistance technologies, with the goal of developing and introducing autonomous vehicles, and increase in consumer preferences for mobility on demand services may create demand for new and innovative products in response to OEM and consumer preferences and our success in providing such products will be critical for our long-term growth. Similarly, the demand for our products historically has tracked LVP and a future evolution of the automotive industry to autonomous vehicles and mobility on demand services may lead to a future reduction in annual global LVP. Additionally, our customers are increasingly focused on developing electric vehicles. If we fail to be awarded business on electric vehicle models, it will harm our future business prospects. Our competitive environment continues to change, including increased competition from entrants outside the traditional automotive industry, creating uncertainty about the future competitive landscape. Given the competitive nature of our business, the amount of awards we are awarded relative to our peers may decrease over time. The inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.

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

We are working to expand our product offerings beyond light vehicles to include a variety of powered two wheeled personal vehicles. If we are not successful in expanding our product offerings or if it takes longer or costs are more than expected, it could harm our business

The Company is working to expand its product offerings to focus on mobile safety solutions. The expansion of our product offering will require us to develop innovative products and to reach new customers. If we are not successful in expanding our product offerings or if it takes longer or costs are more than expected, it could negatively impact our financial results and future business prospects.

RISKS RELATED TO OUR BUSINESS

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us or our customers

We face risks related to product liability claims, warranty claims and recalls in the event that any of our products actually or allegedly are defective, fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. Additionally, increasing regulation and reporting requirements regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in additional product liability or recall investigations or claims. See – “Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market”. Although we currently carry product liability and product recall insurance in excess of our self-insured amounts, no assurance can be made that such insurance will provide adequate coverage against potential claims, such insurance is available or will continue to be available in the appropriate markets, or that we will be able to obtain such insurance on acceptable terms in the future as the cost of such insurance has risen in recent years and the cost of our self-insurance program has risen as well. Although we have invested and will continue to invest in our engineering, design, and quality infrastructure, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty claims or product recalls. In the future, we could experience material warranty or product liability losses and incur significant costs to process and defend these claims. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our operating results, cash flows or financial condition. Future recalls could result in costs not covered by insurance in excess of our self-insurance, further government inquiries, litigation and reputational harm and could divert management’s attention away from other matters. The main variables affecting the costs of a recall are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, and actual insurance recoveries. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers, and the performance and remedial requirements vary between jurisdictions. Due to recall activity in the automotive industry over the past decade, some vehicle manufactures have become even more sensitive to product recall risks. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Product recalls in our industry, even when they do not involve our products, can harm the reputations of our customers, competitors, and us, particularly if those recalls cause consumers to question the safety or reliability of products similar to those we produce. In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis; any one or more quality, warranty or other recall issue(s) (including issues affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures which may have a severe impact on our operations, such as a global, temporary or prolonged suspension of new orders. In addition, as our products more frequently use global designs and are based on or utilize the same or similar parts, components or solutions, there is a risk that the number of vehicles affected globally by a failure or defect will increase significantly with a corresponding increase in our costs. A warranty, recall or product liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, the final amounts determined to be due related to these matters could differ materially from our recorded warranty estimates and our business prospects, operating results, cash flows or financial condition may be materially impacted as a result. In addition, as we adopt new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. We cannot assure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims. See “If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired”.

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

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production

We, as with other component manufactures in the automotive industry, ship our products to customer vehicle assembly facilities throughout the world on a “just-in-time” basis in order for our customers to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) use a similar method in providing raw materials to us. However, this “just-in-time” method makes the logistics supply chain in our industry very complex and vulnerable to disruption. Disruptions in our supply chain may result for many reasons, including closures of one of our own or one of our suppliers’ facilities or critical manufacturing lines due to strikes or other labor disputes, mechanical failures, electrical outages, fires, explosions, critical pollution levels, critical health and safety and other working conditions issues (including epidemics and pandemics, such as the coronavirus (COVID-19)), natural disasters political upheaval, as well as logistical complications due to labor disruptions, weather or natural disasters, acts of terrorism, mechanical failures and legislation or regulation regarding the transport of hazardous goods. Additionally, we may experience disruptions if there are newly imposed trade restrictions or delays in customs processing, including if we are unable to obtain government authorization to export or import certain materials, including materials that may be viewed as dangerous such as the propellant used for our inflators. As we continue to expand in growth markets, the risk of such disruptions is heightened. The unavailability of even a single small subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production of that product, possibly for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Also, similar difficulties for other suppliers may force our customers to halt production, which may in turn impact our sales shipments to such customers. When we fail to timely deliver, we may have to absorb our own costs for identifying and resolving the ultimate problem as well as expeditiously producing and shipping replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight. If we are the cause of a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be very significant and may include consequential losses such as lost profits. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all. Thus, any such supply chain disruptions could severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time which could expose us to material claims for compensation and have a material adverse effect on our business prospects, operating results, or financial condition.

Adverse developments affecting one or more of our major suppliers could harm our profitability

Any significant disruption in our supplier relationships, particularly relationships with single-source suppliers, could harm our profitability. Furthermore, some of our suppliers may not be able to sufficiently manage the currency commodity cost volatility and/or sharply changing volumes while still performing as we expect. For example, recalls or field actions from our customers can stress the capacity of our supply chain and may inhibit our ability to timely deliver order volumes. We may incur costs as we try to make contingency plans to manage the risks for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers.

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Our industry may be affected from time to time by limited supplies or price fluctuations of certain key components and materials. Strong worldwide demand for certain raw materials has had a significant impact on prices and short-term availability in recent years, including in 2021. Such price increases have and could materially increase our operating costs and materially and adversely affect our profit margin, as direct material costs amounted to approximately 50% of our net sales in 2021, of which approximately half is the raw material cost portion. Inflation is currently high world-wide and may continue for some time. Commercial negotiations with our customers and suppliers may not always offset all of the adverse impact of higher raw material, energy and commodity costs. Even where we are able to pass price increases along to our customer, there may be a lapse of time before we are able to do so such that we must absorb the cost increase. In addition, no assurances can be given that the magnitude and duration of such cost increases or any future cost increases could not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated. Additionally, various government regulators require companies that manufacture products containing certain minerals and their derivatives that are known as “conflict minerals”, originating from the Democratic Republic of Congo or adjoining countries to diligence and report the source of such materials. There are significant resources associated with complying with these requirements, including diligence efforts to determine the sources of conflict minerals used in our products and potential changes to our processes or supplies as a consequence of such diligence efforts. As there may be only a limited number of suppliers able to offer certified “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict free minerals from such suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all minerals used in our products through the procedures we may implement. Furthermore, our customers are also increasingly requiring us to track sustainable sources of certain raw materials, which also requires additional diligence efforts and there can be no assurance that we will be able to obtain these materials in a cost-efficient and sustainable manner. Accordingly, these rules and customer requirements may adversely affect our business prospects, operating results, cash flows or financial condition.

Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices

We are dependent on a few large customers with strong purchasing power. This is the result of customer consolidation in the last few decades. In 2021, our top five customers represented around 51% of our consolidated sales. Our largest contract accounted for around 2% of our total 2021 sales. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of business from any of our major customers (whether by lower overall demand for vehicles, cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations and financial condition. Similarly, further consolidation of our customers in the future could make us more reliant upon a smaller group of customers for a significant portion of our consolidated sales and negatively impact our bargaining power when contracting with such customers. Customers may put us on a “new business hold,” which would limit our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that must be met before we are eligible to bid for new business. Meeting any such conditions within the prescribed timeframe may require additional Company resources. A failure to satisfy any such conditions may have a material adverse impact on our financial results in the long term. There is a risk that one or more of our major customers may be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a major customer would enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely, absent special relief such as having a “preferred status”, that we will be forced to record a substantial loss. Additional information concerning our major customers is included in Note 20 of the Consolidated Financial Statements in this Annual Report.

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

We are involved from time to time in legal proceedings and our business may suffer as a result of adverse outcomes of current or future legal proceedings

We are, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, shareholder litigation, government investigations, class action lawsuits, personal injury claims, product liability claims, environmental issues, antitrust, customs and VAT disputes and employment and tax issues. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. For example, on December 31, 2021, a U.S. federal court entered an order requiring Autoliv to pay approximately $114 million, approximately $14 million in actual compensatory damages and $100 million in punitive damages, because Autoliv manufactured the seatbelt that was involved in an accident. The Company has sought reconsideration of the verdict and, if necessary, will appeal this decision. The possibility exists that claims may be asserted against us and their magnitude may remain unknown for long periods of time. These types of lawsuits could require a significant amount of management’s time and attention and a substantial legal liability or adverse regulatory outcome and the substantial expenses to defend the litigation or regulatory proceedings may have a material adverse effect on our customer relationships, business prospects, reputation, operating results, cash flows and financial condition. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position or that our established reserves or our available insurance will mitigate such impact.

We may be subject to civil antitrust litigation civil antitrust litigation that could negatively impact our business

The Company may be subject to civil antitrust lawsuits in the future in countries that permit such civil claims, including lawsuits or other actions by our customers. The Company was previously the subject of any investigation by the European Commission (“EC”) regarding possible anti-competitive behavior among certain suppliers to the automotive vehicle industry. The Company paid a fine to resolve these matters in 2019. As a result of the outcome of the EC investigation, we are and we could be subject to subsequent civil disputes with non-governmental third parties and civil or stockholder litigation stemming from the same facts and circumstances underlying the EC investigation. These types of lawsuits require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial condition, and our insurance may not mitigate such impact. See Note 17 to the Consolidated Financial Statements in this Annual Report.

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

Work stoppages, slow-downs or other labor issues at our customers’ facilities or at our facilities could adversely affect our operations

Because the automotive industry relies heavily on “just-in-time” delivery of components during the assembly and manufacture of vehicles, a work stoppage or slow-down at one or more of the Company’s facilities could have a material adverse effect on our business. Similarly, if any of our customers were to experience a work stoppage or slow-down, that customer may halt or limit the purchase of our products. Similarly, a work stoppage or slow-down at another supplier could interrupt production at one of our customers’ facilities which would have the same effect. While labor contract negotiations at our facilities historically have rarely resulted in work stoppages, no assurances can be given that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage or other labor disruption at one or more of our facilities or our customers’ facilities could cause us to shut down production facilities supplying these products, which could have a material adverse effect on our business, results of operations and financial condition.

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

Restructuring and efficiency initiatives and capacity alignments are complex and difficult and at any time additional restructuring steps may be necessary, possibly on short notice and at significant cost

Our restructuring and efficiency initiatives and capacity alignments include efforts to adjust our manufacturing capacity and cost structure to meet current and projected operational and market requirements, including plant closures, transfer of sourcing to best cost countries, consolidation of our supplier base and standardization of products, to reduce our overhead costs and consolidate our operational centers. The successful implementation of our restructuring activities and capacity alignments will involve sourcing, logistics, technology and employment arrangements. Because these restructuring and efficiency initiatives and capacity alignments can be complex, there may be difficulties or delays in the implementation of any such initiatives and capacity alignments or they may not be immediately effective, resulting in an adverse material impact on our performance. In addition, there is a risk that inflation, high-turnover rates and increased competition may reduce the efficiencies now available in best-cost countries to levels that no longer allow for cost-beneficial restructuring opportunities. Therefore, there can be no assurances that any future restructurings or capacity alignments will be completed as planned or achieve the desired results. See Note 11 to the Consolidated Financial Statements in this Annual Report.

A prolonged recession and/or a downturn in our industry could result in us having insufficient funds to continue our operations and external financing may not be available to us or available only on materially different terms than what has historically been available

Our ability to generate cash from our operations is highly dependent on automotive sales and LVP, the global economy and the economies of our important markets. If LVP were to remain on low levels for an extended period of time, we would experience a significantly negative cash flow. Similarly, if cash losses for customer defaults rise sharply, we would experience a negative cash flow. Such negative cash flow could result in our having insufficient funds to continue our operations unless we can procure external financing, which may not be possible. Our access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Our ability to obtain unsecured funding at a reasonable cost is dependent on our credit ratings or our perceived creditworthiness. Our current credit rating could be lowered as a result of us experiencing significant negative cash flows, increasing our indebtedness and leverage, or a dire financial outlook, which may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our principal credit facility expires in 2023. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our principal credit facility syndicate were to default. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient external financing, we may be required to seek additional capital, sell assets, reduce or cut back our operating activities or otherwise alter our business strategy. Information concerning our credit facilities and other financings are included in Item 7 in this Annual Report in the section headed “Treasury Activities” and in Note 13 to the Consolidated Financial Statements in this Annual Report.

Our indebtedness may harm our financial condition and results of operations

As of December 31, 2021, we have outstanding debt of $2.0 billion. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation: a portion of our cash flows from operations will be dedicated to the payment of any interest or could be used for amortization required with respect to outstanding indebtedness; increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.

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

We face risks related to our defined benefit pension plans and employee benefit plans, including the need for additional funding as well as higher costs and liabilities

Our defined benefit pension plans and employee benefit plans may require additional funding or give rise to higher related costs and liabilities which, in some circumstances, could reach material amounts and negatively affect our operating results. We are required to make certain year-end assumptions regarding our pension plans. Our pension obligations are dependent on several factors, including factors outside our control such as changes in interest rates, the market performance of the diversified investments underlying the pension plans, actuarial data and adjustments and an increase in the minimum funding requirements or other regulatory changes governing the plans. Adverse equity market conditions and volatility in the credit market may have an unfavorable impact on the value of our pension assets and our future estimated pension liabilities. Internal factors such as an adjustment to the level of benefits provided under the plans may also lead to an increase in our pension liability. If these or other internal and external risks were to occur, alone or in combination, our required contributions to the plans and the costs and net liabilities associated with the plans could increase substantially and have a material effect on our business. Information concerning our benefit plans is included in Note 18 of the Consolidated Financial Statements in this Annual Report.

We may not be able to, or we may decide not to, pay dividends or repurchase shares at a level anticipated by our shareholders, which could reduce shareholder returns

The extent to which we pay dividends on our common stock and repurchase our common stock in the future is at the discretion of our Board of Directors and depends upon a number of factors, including our earnings, financial condition, cash and capital needs, indebtedness and leverage, and general economic or business conditions. No assurance can be given that we will be able to or will choose to pay any dividends or repurchase any shares in the foreseeable future.

Cybersecurity incidents or other damage to our technology infrastructure could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and operating results

We rely extensively on information technology (“IT”) networks and systems, our global data centers and services provided over the internet to process, transmit and store electronic information, and to manage or support a variety of business processes or activities across our facilities worldwide. In addition, a greater number of our employees are working remotely as a result of the COVID-19 pandemic, which may increase cybersecurity vulnerabilities and risk to our IT networks and systems. The secure operation of our IT networks and systems and the proper processing and maintenance of this information are critical to our business operations. We have been, and likely will continue to be, subject to cyber-attacks. To date we have seen no material impact on our business from these attacks or events. Although we seek to deploy comprehensive security measures to prevent, detect, address and mitigate these threats, there has been an increased level of activity, and an associated level of sophistication, in cyber-attacks against large multinational companies. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. Our security measures may be breached due to human or technological error, employee malfeasance, system malfunctions or attacks from uncoordinated individuals or sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers, its third-party service providers, and/or other entities with whom we do business. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Disruptions and attacks on our IT systems or the systems of third parties storing our data or employee malfeasance or human or technological error could result in the misappropriation, loss, destruction or corruption of our critical data and confidential or proprietary information, personal information of our employees, the leakage of our or our customers’ confidential information, improper use of our systems and networks, production downtimes and both internal and external supply shortages, which could have an adverse effect on our results of operations. It may also result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. The potential consequences of a material cybersecurity incident include reputational damage, theft of intellectual property, litigation with third parties, diminution in the value of our investment in research, development and engineering, diversion of the attention of management away from the operation of our business and increased cybersecurity protection and remediation costs, legal claims and liability, regulatory scrutiny, sanctions, fines or penalties (which may not be covered by our insurance policies), negative publicity, release of sensitive and/or confidential information, increases in operating expenses, or lost revenues which in turn could adversely affect our competitiveness and results of operations. To the extent that any disruption or security breach results in a misappropriation, loss, destruction or corruption of our customer’s information, it could affect our relationships with our customers, create significant expense for us to investigate and remediate damage, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs. Furthermore, our technology systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunication failures. We continuously seek to maintain a robust program of information security and controls, however, any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation.

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

Global climate change could negatively affect our business

Increased public awareness and concern regarding global climate change may results in more regional and/or national requirements to reduce or mitigate the effects of greenhouse gas emissions. In addition, our shareholders and customers may also expect us to reduce our greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Any future regulations aimed at mitigating climate change may negatively impact the prices of raw materials and energy as well as the demand for certain of our customer’s products which could in turn impact demand for our products and impact our results of operations. The costs of compliance and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our operation of these facilities. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations. The manifestations of climate change, such as extreme weather conditions or more frequent extreme weather events could disrupt our operations, damage our facilities, disrupt our supply chain, including our customers or suppliers, impact the availability and cost of materials needed for manufacturing or increase insurance and other operating costs. As a result, severe weather or a natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our operating results, cash flows or financial condition.

Our goals, targets and ambitions related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks

We have developed, and will continue to develop and set, goals, targets, ambitions and other objectives related to sustainability matters, including our net-zero emission targets both for ourselves and our supply chain. Statements related to these goals, targets, ambitions and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Additionally, greenhouse gas emissions, particular emissions that come from individuals and entities up and down the value chain (otherwise known as Scope 3 emissions), are very difficult to estimate and our estimates may be materially different than actual emissions. The manner in which we estimate and disclose Scope 3 emissions may differ from other companies, and currently, we do not include downstream Scope 3 emissions in our targets and ambitions. Our ability to achieve any stated goal, target, ambition or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. We may also have to purchase carbon offsets in order to meet our targets and objectives.

Our business may face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, ambitions and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.

RISKS RELATED TO INTERNATIONAL OPERATIONS

Our business is exposed to risks inherent in international operations

We currently conduct operations in various countries and jurisdictions, including locating certain of our manufacturing and distribution facilities internationally, which subjects us to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Some of these countries are considered growth markets and emerging markets. International sales and operations, especially in growth markets, subject us to certain risks inherent in doing business abroad, including: exposure to local economic conditions; unexpected changes in laws, regulations, trade, or monetary or fiscal policy, including interest rates, foreign currency exchange rates, and changes in inflation rates; foreign tax consequences; inability to collect, or delays in collecting, value-added taxes and/or other receivables associated with remittances and other payments by subsidiaries; exposure to local political turmoil and challenging labor conditions; changes in general economic and political conditions in countries where we operate, particularly in emerging markets; expropriation and nationalization; enforcing legal agreements or collecting receivables through foreign legal systems; wage inflation; currency controls, including lack of liquidity in foreign currency due to governmental restrictions, trade protection policies and currency controls, which may create difficulty in repatriating profits or making other remittances; compliance with the requirements of an increasing body of applicable anti-bribery laws; reduced intellectual property protection in various markets; investment restrictions or requirements; and the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws. The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. The Organization for Economic Co-operation and Development (“OECD”) continues its base erosion and profit shifting (“BEPS”) project begun in 2015 with new proposals for a global minimum tax, further development of a coordinated set of rules for taxation and the allocation of taxing rights between jurisdictions. These proposals, if adopted by countries in which we operate, could result in changes to tax policies, including transfer pricing policies, that could ultimately impact our tax liabilities. The timing or impact of these proposals and recommendations is unclear at this point. Changes in tax laws or policies by the U.S. or foreign jurisdictions could result in a higher effective tax rate on our worldwide earnings, and any such change could have a material adverse effect on our business prospects, cash flows, operating results and financial condition. Our international operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our customers and suppliers have operations. Changes in national policy, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where the Company currently manufactures and sells products, and any resulting negative sentiments towards the U.S. as a result of such changes could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our cash flows, operating results and financial condition. Increasing our manufacturing footprint in the growth markets and our business relationships with automotive manufacturers in these markets are particularly important elements of our strategy. As a result, our exposure to the risks described above may be greater in the future, and our exposure to risks associated with developing countries, such as the risk of political upheaval and reliability of local infrastructure, may increase.

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

Our business in Asia is subject to aggressive competition and is sensitive to economic and market conditions

We operate in the automotive supply market throughout Asia including the highly competitive markets in China, Korea, and India. In each of these markets we face competition from both international and smaller domestic manufacturers. Due to the significance of the Asian markets for our profit and growth, we are exposed to risks in China, Korea, and India. We anticipate that additional competitors, both international and domestic, may seek to enter the Chinese, Korean, and/or Indian markets resulting in increased competition. Increased competition may result in lower sales volumes, price reductions, reduced margins and our inability to gain or hold market share. There have been periods of increased market volatility and moderation in the levels of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Our business in Asia is sensitive to economic and market conditions that drive automotive sales volumes in China, Korea, and India and may be impacted if there are reductions in vehicle demand in those markets. If we are unable to maintain our position in these Asian markets, the pace of growth slows, or vehicle sales in these markets decrease, our business prospects, operating results and financial condition could be materially adversely affected.

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

Exchange rate risks

As a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Such risks and exposures include: transaction exposure, which arises because the cost of a product originates in one currency and the product is sold in another currency; revaluation effects, which arise from valuation of assets denominated in other currencies than the reporting currency of each unit; translation exposure in the income statement, which arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars; translation exposure in the balance sheet, which arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars; and changes in the reported U.S. dollar amounts of cash flows. We cannot predict exchange rate volatility or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies to achieve a natural hedge. However, a natural hedge cannot be achieved for all our currency flows; therefore, a net transaction exposure remains within the group. The net exposure can be significant and creates a transaction exposure risk for the Company. The Company does not hedge translation exposure. However, we do engage in foreign exchange rate hedging from time to time related to foreign currency transactions. For additional information, see Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk - Currency risks.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. At present, we hold more than 6,400 patents covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. In addition to our in-house research and development efforts, we seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing and joint venture arrangements. Our patents and licenses expire on various dates during the period from 2022 to 2041. We do not expect the expiration of any single patent or license to have a material adverse effect on our business, operating results and financial condition. Developments or assertions by or against us relating to intellectual property rights could negatively impact our business. We primarily protect our innovations with patents and vigorously protect and defend our patents, trademarks and know-how against infringement and unauthorized use. If we are not able to protect our intellectual property and our proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. We also generate license revenue from these patents, which we may lose if we do not adequately protect our intellectual property and proprietary rights. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate, and our competitors may independently develop technologies that are similar or superior to our proprietary technologies, duplicate our technologies, or design around the patents we own or license. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S. and we may encounter significant problems in protecting and defending our intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

We may not be able to protect our proprietary technology and intellectual property rights, which could result in the loss of our rights or increased costs.

Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Additionally, we license from third parties proprietary technology covered by patents, and we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology. Further, we expect to continue to expand our products and services and expand into new businesses, including through developing new products, acquisitions, joint ventures and joint development agreements, which could increase our exposure to patent and other intellectual property claims from competitors and other parties. If claims alleging patent, copyright or trademark infringement are brought against us and are successfully prosecuted against us, they could result in substantial costs. If a successful claim is made against us and we fail to develop non-infringing technology, our business, operating results and financial condition could be materially adversely affected. In addition, certain of our products utilize components that are developed by third parties and licensed to us. If claims alleging patent, copyright or trademark infringement are brought against such licensors and successfully prosecuted, they could result in substantial costs, and we may not be able to replace the functions provided by these licensors. Alternate sources for the technology currently licensed to us may not be available in a timely manner, may not provide the same functions as currently provided or may be more expensive than products currently used. We may develop proprietary information through our in-house research and development efforts, consulting arrangements or research collaborations with other entities or organizations. We may seek to protect this proprietary information by entering into confidentiality agreements or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, scientific advisors and other third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information.

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

Negative or unexpected tax developments could adversely affect our effective tax rate, operating results and financial condition

Changes in, or changes in the application of, U.S. or foreign tax laws, regulations or accounting principles with respect to matters such as tax base, tax rates, transfer pricing, dividends and restrictions on certain forms of tax relief or limitations on favorable tax treatment could affect the carrying value of our deferred tax assets and/or our effective tax rate. Our annual tax rate is based on our income and the tax laws in the jurisdictions in which we operate. Because of our global operations we face uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. Although we believe that our tax estimates are reasonable, the final determination of our tax liability may be different from what is reflected in our historical income tax provisions and accruals. We are regularly examined by tax authorities around the world and in a number of jurisdictions, we are currently under examination, which inherently creates uncertainty. Although we periodically assess the likelihood of adverse outcomes, negative or unexpected results from one or more of such reviews and audits, including any related interest or penalties imposed by governmental authorities, could increase our effective tax rate and adversely impact our operating results, cash flows or financial condition. The effective tax rates used for interim reporting are based on our projected full-year geographic earnings mix and take into account projected tax costs on intercompany dividends from lower tier subsidiaries. Changes in currency exchange rates, earnings mix among taxing jurisdictions, or the ability of our subsidiaries to pay dividends could impact our reported effective tax rates, or cause fluctuations in the tax rate from quarter to quarter. Certain anti-trust judgements or settlements may not be tax deductible, which could have a material negative impact to our annual tax rate. A number of other factors may also increase our effective tax rate, which could have an adverse impact on our profitability and operating results. Due to our numerous foreign operations, our tax rate may be impacted by our global mix of earnings if our pre-tax income is lower than anticipated in countries with lower statutory tax rates and/or is higher than anticipated in countries with higher statutory tax rates. Based on U.S. regulatory rules, we do not record current or deferred tax liabilities on permanent investments in our foreign subsidiaries. See Note 5 to the Consolidated Financial Statements in this Annual Report.

We may not be able to fully realize our deferred tax assets

We currently carry deferred tax assets, net of valuation allowances, resulting from deductible temporary differences and tax loss carry-forwards, both of which will reduce taxable income in the future. However, deferred tax assets may only be realized against taxable income. The amount of our deferred tax assets could be reduced, from time to time, due to adverse changes in our operations or in estimates of future taxable income from operations during the carry-forward period as a result of a deterioration in market conditions or other circumstances. Any such reduction would adversely affect our income in the period of the adjustment. Additional information on our deferred tax assets is included in Note 5 to the Consolidated Financial Statements in this Annual Report.

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

Potential indemnification obligations to Veoneer or a refusal of Veoneer to indemnify us pursuant to the agreements executed in connection with the internal reorganization and spin-off could materially adversely affect us

The transaction agreements we entered into with Veoneer in connection with the internal reorganization and the spin-off provide for cross-indemnities that require Autoliv and Veoneer to bear financial responsibility for each company’s business prior to the internal reorganization or spin-off, as applicable, and to indemnify the other party in connection with a breach of such party of the transaction agreements; provided, however, certain warranty, recall and product liabilities for electronics products manufactured prior to the completion of the internal reorganization have been retained by us and we will indemnify Veoneer for any losses associated with such warranty, recall or product liabilities pursuant to the distribution agreement entered into as part of the spin-off. Any indemnities that we are required to provide to Veoneer may be significant and could negatively affect our business. In addition, there can be no assurance that the indemnities from Veoneer will be sufficient to protect us against the full amount of any potential liabilities. Even if we do succeed in recovering from Veoneer any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Additionally, Veoneer has announced that it entered into a definitive agreement to be acquired by Qualcomm Incorporated and SSW Partners. If such transaction is completed, our ability to recover any amounts from Veoneer pursuant to the transaction agreements may be impacted. Each of these risks could have a material adverse effect on our business, operating results and financial condition.

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

AUTOLIV MANUFACTURING FACILITIES

Country/Company	Location of Facility	Items produced at Facility	Owned/Leased
Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, steering wheels and seatbelt webbing	Owned

Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned
VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Baoding) Vehicle Safety Systems Co., Ltd	Baoding	Airbags	Leased
Autoliv (Changchun) Vehicle Safety Systems Co., Ltd.	Changchun	Airbags and seatbelts	Owned
Autoliv (China) Steering Wheel Co., Ltd.	Fengxian/Shanghai	Steering wheels	Owned
Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned
Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Seatbelts	Owned
Autoliv Shenda (Nanjing) Automotive Components Co., Ltd.	Nanjing	Seatbelt webbing	Owned
Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Airbags	Owned
Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Seatbelt webbing	Owned
Autoliv (Jiangsu) Automotive Safety Components Co., Ltd.	Jintan	Propellant, Airbag initiators and Airbag inflators	Owned
Autoliv (China) Automotive Safety Systems Co., Ltd.	Nantong	Airbag cushions	Owned
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Estonia
AS Norma	Tallinn	Seatbelts and belt components	Owned

France
Autoliv France SNC	Gournay-en-Bray	Airbags	Owned
Autoliv Isodelta SAS	Chiré-en-Montreuil	Steering wheels and covers	Owned
Livbag SAS	Pont-de-Buis	Airbag inflators	Owned
N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Airbag initiators and seatbelt micro gas generators	Owned

Germany
Autoliv B.V. & Co. KG	Elmshorn	Seatbelts	Owned

Hungary
Autoliv Kft.	Sopronkövesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts, airbags	Owned
	Mysore	Seatbelt webbing and Airbag Cushions	Owned
	Delhi	Airbags and steering wheels	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts and steering wheels	Owned

Japan
Autoliv Japan Ltd.	Atsugi	Steering wheels	Owned
	Hiroshima	Airbags and steering wheels	Owned
	Taketoyo	Airbag inflators	Owned
	Tsukuba	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Steering wheels	Owned
Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts	Owned
Autoliv Safety Technology de	Tijuana	Seatbelts	Leased
Mexico S.A. de C.V.	Querétaro	Airbag cushions	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Airbags	Leased

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags and seatbelts	Owned

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts, seatbelt webbing, airbag inflators and seatbelt components	Owned
	Lugoj	Airbag cushions	Owned
	Resita	Airbag cushions	Owned
	Sfantu Georghe	Steering wheels	Owned
	Onesti	Steering wheels	Leased
	Rovinari	Seatbelts	Owned

Russia
OOO Autoliv	Togliatti	Airbags, seatbelts and steering wheels	Leased

South Africa
Autoliv Southern Africa (Pty) Ltd.	Krügersdorp	Seatbelts and airbags	Owned

South Korea
Autoliv Corporation	Hwasung	Airbags	Owned
	Wonju	Seatbelts	Owned

Spain
Autoliv BKI S.A.U.	Valencia	Airbags	Owned

Sweden
Autoliv Sverige AB	Vårgårda	Airbag inflators	Owned

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts, Airbags and Steering wheels	Owned
	Chonburi	Seatbelt components	Leased

Tunisia
SWT1 SARL	El Fahs	Leather wrapping of steering wheels	Owned & Leased
ASW3 SARL	Nadhour	PU Molding and Leather wrapping of steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelts	Owned
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S. Gebze-Subesi	Gebze-Kocaeli	Airbags, Steering wheels and Seatbelt components	Leased

United Kingdom
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City	Airbag inflators	Owned
	Ogden	Airbags	Owned
	Ogden	Airbags and service parts	Leased
	Promontory	Propellant	Owned
	Tremonton	Airbag initiators and seatbelt micro gas generators	Owned

AUTOLIV TECHNICAL CENTERS AND CRASH TEST TRACKS

Country/Company	Location	Product(s) supported
China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd.	Shanghai	Inflators and pyrotechnics customer applications, airbags, steering wheels and seatbelts customer applications and platform development with full-scale test laboratory

France
Autoliv France SNC	Gournay-en-Bray	Airbags and seatbelts customer applications and platform development with full-scale test laboratory
Livbag SAS	Pont-de-Buis	Inflator and pyrotechnic development
Autoliv Isodelta SAS	Chiré-de-Montreuil	Steering wheels development and customer applications

Germany
Autoliv B.V. & Co. KG	Dachau	Customer applications and platform development, airbags with full-scale test laboratory
	Elmshorn	Seatbelts with full-scale test laboratory

India
Autoliv India Private Ltd.	Bangalore	Airbags and seatbelts with sled testing

Japan
Autoliv Japan Ltd.	Tsukuba	Airbags and seatbelts customer applications and platform development with sled test laboratory

Poland
Autoliv Poland Sp. zo.o.	Jelcz	Airbags applications and platform development

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts with sled test laboratory

South Korea
Autoliv Corporation	Seoul	Airbags and seatbelts customer applications and platform development with sled test laboratory

Sweden
Autoliv Development AB	Vårgårda	Research center
Autoliv Sverige AB	Vårgårda	Airbags customer applications, inflator and special safety products development with full-scale test laboratory

USA
Autoliv ASP, Inc.	Auburn Hills	Airbags, steering wheels, and seatbelts customer applications and platform development with sled test laboratory
	Ogden	Airbags, inflators and pyrotechnics customer applications and platform development

Item 3. Legal Proceedings

In the ordinary course of its business, the Company is subject to legal proceedings brought by or against the Company and its subsidiaries.

See Note 17 to the Consolidated Financial Statements in this Annual Report for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part I, Item 3 – “Legal Proceedings” by reference.

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
180
160
140
120
100
80
60
40
20
0
2017-01
2018-01
2019-01
2020-01
2021-01

Stock Price &Trading Volumes

In Stockholm

Volume
ALV Max
ALV Min
OMX All Share Index
OMX Auto Components
Volumes (Thousands
Price (SEK)
20,000
18,000
16,000
14,000
12,000
10,000
8,000
6,000
4,000
2,000
0
1,400
1,200
1,000
800
600
400
200
0
2017-01
2018-01
2019-01
2020-01
2021-01

* For all periods before the distribution date of Veoneer on June 29, 2018, the Autoliv share prices are adjusted by a factor of 72.04%.

Number of shares

During 2021, the weighted average number of shares outstanding (excluding dilution and treasury shares) increased to 87.5 million from 87.3 million in 2020. Assuming dilution, the weighted average number of shares outstanding for the full year 2021 increased to 87.7 from 87.5 million in 2020.

Stock options (if exercised) and granted Restricted Stock Units (RSUs) and Performance Shares (PSs) could increase the number of shares outstanding by 0.4 million shares in the aggregate. Combined, this would add 0.5% to the number of shares outstanding. In November 2021, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million shares (whichever comes first) between January 2022 and the end of 2024. On December 31, 2021, the Company had 15.3 million treasury shares.

Shareholders

As of the end of 2021 around 23% of Autoliv’s securities were held by U.S.-based shareholders and around 60% by Sweden-based shareholders. Most of the remaining Autoliv securities were held in the U.K., Switzerland, Norway, France and Germany.

Dividends

Autoliv has a history of paying quarterly cash dividends. Declared dividends are announced in press releases and published on Autoliv’s corporate website. On April 2, 2020, the Board of Directors suspended the Company's quarterly dividend after determining that a suspension was necessary considering the evolving global COVID-19 pandemic, decline in global LVP, the uncertainty surrounding the recession at that time and the inherent risk of customer defaults. In the second quarter of 2021 the Board of Directors reinstated quarterly dividends. The Board of Directors revisits dividends on a quarterly basis. There can be no assurance that the Board of Directors will declare dividends in the future. See Autoliv’s corporate website for additional details regarding historical dividends.

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

Stock repurchase program

On December 31, 2021, the stock repurchase program authorized by the Board of Directors in 2014 expired with approximately 3 million shares remaining. In November 2021, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million shares (whichever comes first) between January 2022 and the end of 2024.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Trends

The discussions and analysis in this section are focused on the Company’s results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. Discussions of the Company's results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 2020, which was filed with the United States Securities and Exchange Commission on February 21, 2021.

Autoliv, Inc. (the “Company”) provides automotive safety systems to the automotive industry with a broad range of product offerings, primarily passive safety systems. In the year ended December 31, 2021, a number of factors have influenced the Company’s results of operations. The most notable factors have been:

•
COVID-19 pandemic
•
Industry supply chain challenges and availability of semi-conductors limiting the light vehicle production ("LVP") recovery
•
Raw material price increases
•
Continued growth above LVP driven by higher content per vehicle and execution of strong order book
•
High order intake share maintained
•
Strategic and structural initiatives
•
Continued focus on operational excellence and quality

	2021			2020
YEARS ENDED DEC. 31 (DOLLARS IN MILLIONS, EXCEPT EPS)	Reported1)	change		Reported1)	change
Global light vehicle production (in thousands)	73,425	3%		71,538	(17)%
Consolidated net sales	$8,230	11%		$7,447	(13)%
Operating income	675	77%		382	(47)%
Operating margin, %	8.2	3.1	pp	5.1	(3.4)	pp
Net income attributable to controlling interest	435	133%		187	(60)%
Earnings per share2)	4.96	132%		2.14	(60)%
Net cash provided by operating activities	754	(11)%		849	32%
Return on capital employed, %	18.3	7.9	pp	10.4	(9.3)	pp

1) Reported figures impacted by costs for capacity alignments and antitrust related matters. See section Items affecting comparability and Note 11 to the Consolidated Financial Statements included herein.

2) Assuming dilution and net of treasury shares.

COVID-19 PANDEMIC

The COVID-19 pandemic continued to impact the Company's business in 2021 mainly indirectly through the global semiconductor shortage and other industry supply chain disruptions which both limited the LVP by the Company's customers and resulted in significantly increased raw material prices. Supply chain disruptions also lead to lower customer demand visibility and material changes to call-offs with short notice which negatively impacted production efficiency and profitability in the year, although the situation stabilized somewhat in the latter part of the year. Rising raw material costs amounted to around 1.3pp in operating margin headwind in 2021, of which a small part was offset by commercial customer recoveries.

Direct COVID-19 related costs, such as personal protective equipment, quarantine costs, premium freight and other items, were around $14 million in 2021 ($20 million in 2020). Governmental support in connection with furloughing, short-term work weeks, and other similar activities was around $2 million in 2021 ($37 million in 2020).

In response to the ongoing challenging market conditions, Autoliv management continued to implement strict cost control measures in 2021. This includes footprint and capacity alignment in Europe, as well as moving overhead functions to Best Cost Countries in Americas. The Company has initiated further footprint adjustments in Japan and in the Rest of Asia. By December 31, 2021, total headcount was reduced by 11% compared to December 31, 2020. The situation is monitored closely, and further actions are being evaluated.

The Company expects the current industry-wide semiconductor supply shortage to be a limiting factor for the LVP recovery in 2022. Rising raw material costs are expected to amount to around 3pp in operating margin headwind in full year 2022, with around 5pp year over year impact in the first half and around 1-2pp in the second half. Customer recoveries are expected to offset some of these expected raw material cost increases, mainly in the second half of the year.

GROWTH IMPACTED BY LIGHT VEHICLE PRODUCTION, SAFETY CONTENT PER VEHICLE AND STRONG ORDER BOOK

The most important driver for Autoliv’s sales is the LVP. During the past ten years LVP has shown year-over-year growth with the exception of the years 2018-2020. Despite strong end-consumer demand for new vehicles, global light vehicle production (LVP) only grew by 3% in 2021 - significantly less than the 14% expected by IHS Markit in the beginning of the year. This was a result of the COVID-19 pandemic continuing to impact the availability of semiconductors as well as other parts of the global automotive supply chain.

During 2021 the Company experienced a recovery of global LVP in the early parts of the year, while increased industry wide supply chain issues, especially semi-conductor availability, lowered global LVP in the second and especially the third quarter. In the fourth quarter of 2021, LVP rebounded as compared to the third quarter indicating improved availability of semiconductors.

Light Vehicle Production1)
		2021		2020		Change 2021 vs 2020
		(000´) units	% global	(000´) units	% global	(000´) units	%
Americas		14,507	20%	14,178	20%	330	2%
	North America	11,922	16%	11,948	17%	(26)	(0)%
	South America	2,586	4%	2,230	3%	356	16%
Europe		15,623	21%	16,454	23%	(831)	(5)%
Asia		41,371	56%	39,180	55%	2,191	6%
	China	23,028	31%	21,959	31%	1,069	5%
	Japan	7,292	10%	7,624	11%	(332)	(4)%
	South Korea	3,390	5%	3,449	5%	(59)	(2)%
	India	4,055	6%	3,234	5%	821	25%
	Other Asia	3,605	5%	2,913	4%	692	24%
Other		1,925	3%	1,727	2%	198	11%
Global Total		73,425		71,538		1,887	3%
1) Source: IHS Markit

Chinese LVP, the world’s largest automotive market, increased by 1.1 million units or by 5% from 2020 to 2021. In Europe, an important market for automotive safety systems, LVP decreased by 5% or by approximately 0.8 million light vehicles during the same period. In North America, LVP was virtually unchanged from 2020.

Europe’s share of global LVP has declined to 21% from 23% while Americas share was unchanged at 20% and China’s share remained at 31%. Japan’s share declined to 10% from 11% while India's share increased to 6% from 5%.

We expect light vehicle markets to grow both in the short and long term, especially in the next few years, driven by pent-up end user demand and a rebuilding of new vehicle inventories. The growth is expected to take place in all regions.

Due to more stringent crash test rating requirements, by institutes such as Euro NCAP; increased government regulations and increasing consumer demand for more safety in emerging markets, the Company sees vehicle manufacturers installing more airbags and more advanced seatbelt systems in vehicles. This generally takes place when new models are introduced. The safety standards of vehicles are increasing in China, India and other growth markets such as Brazil, partially due to new government regulations and crash test rating programs. For example, the Indian government has decided on a new traffic regulation that mandates more rigid crash test standards for light vehicles. This is supporting higher installation rate of airbags and more advanced seatbelts, impacting CPV positively, partly offset by negative effects from continued pricing pressure from vehicle manufacturers. The trend of increasing CPV was negatively impacted in 2021 by the unfavorable regional LVP mix development, as LVP in higher safety content regions such as Western Europe, North America, Japan and South Korea declined, while LVP in lower safety content regions such as South America, China and India increased. This negative regional mix effect was more than offset by the overall increase in global CPV of around 2% and the execution of the Company's strong order book, leading to a record number of product launches which supported an organic growth (see section Non-U.S. GAAP Performance Measures) of 5.2pp above growth in global LVP. The average global safety CPV (airbags, pedestrian safety, seatbelts and steering wheels) amounted to around $250 in 2021.

The more stringent crash rating requirements and consumer demand for more safety should enable the global automotive safety market to grow around 2pp per year faster than the global LVP during the next three years.

The past years’ high order intake share have resulted in the Company's sales development outperforming the underlying LVP significantly in the past three years. In 2021, the Company's organic sales (see section Non-U.S. GAAP Performance Measures) development outpaced global LVP by around 5 percentage points, due to increased safety content per vehicle and as an effect of recent years high order intake share.

The Company estimates that the sales to Plug-In Hybrids (PHEV) and Battery Electric Vehicles (BEV) amounted to more than $1.2 billion in 2021, an increase of more than 60% compared to the previous year.

WELL BALANCED GLOBAL FOOTPRINT

The Company's regional sales mix continues to be balanced with 28% of sales in Europe, 31% in the Americas and 41% in Asia in 2021, compared to 28%, 31% and 41%, respectively, in 2020. In Asia, the Company's sales in the important Chinese market remained at 21% of total sales in 2021. The Company's sales in India increased to 3% of total sales in 2021 from 2% in 2020.

The balanced regional sales mix has been achieved through timely investments and strengthening of technical and support capabilities in growth markets.

CONTINUED STRONG ORDER INTAKE SHARE

Building on a strong base, including supplying products to more than 1,100 vehicle models and around 100 car brands, the Company estimates that it in 2021 for the seventh consecutive year recorded an order intake share of available orders that was above the Company's sales market share, which in 2021 the Company estimates increased to around 43% from 42% the prior year. The lead time from order intake to start of production is typically 18-36 months. During this period the products are engineered into the vehicle to provide the expected protection for occupants in case of a crash and to meet legal and regulatory requirements, as well as other requirements from the vehicle manufacturer. This investment in new products is the main reason for the high level of RD&E expenses, net. Additionally, the Company has to build up production capacity, in the form of new lines, to meet future product launches.

The Company's order intake share for 2021 continued on a high level. The Company estimates that it booked around 50% of available order value in 2021. The estimated life-time sales for all orders booked in 2021 is around $11 billion, compared to around $10 billion in 2020. New order intake is defined as the sales value of awards for future business, received within that year. The life time value is calculated using detailed assumptions of price and volumes over the years of production and the exchange rates prevailing at the time of receiving the order.

Due to the lead time from order to start of production, 2017 was the first year that the increased level of order intake began to impact the Company's sales. Over the last four years, sales have substantially outperformed the change in global LVP. In both 2021 and 2020 the outperformance was around 5pp. During 2021, growth was positively affected through recent launches of several new models, including Jeep Grand Cherokee, Toyota Sienna, Mitsubishi Outlander, Mercedes S-Class, Dacia Logan and Sandero, Genesis GV70.

STRATEGIC INITIATIVES AND STRUCTURAL IMPROVEMENTS

The expected 2021 light vehicle market recovery was hampered by an industry wide shortage of semi-conductors while raw material inflation resulted in significant increases in cost for purchased material. In response, Autoliv management continued to implement strict cost control measures, adapting manning levels to the demand decline. By December 31, 2021, total headcount was reduced by around 8,000 compared to December 31, 2020. In addition to continuously adjusting the labor force to short term demand fluctuations, management actions include footprint and capacity alignment in Europe, as well as moving overhead functions to Best Cost Countries in Americas, and initiating further footprint adjustments in Japan and in the Rest of Asia.

Additionally, the Company has introduced several initiatives in previous years, such as the Structural Efficiency Program 1 and 2. The first program was fully implemented in 2020 and the second program is expected to be fully implemented in 2022.

The provision, net of reversals, for restructuring activities in 2021 amounted to $8 million compared to $99 million in 2020. As of December 31, 2021, the Company has $88 million reserved in its balance sheet related to restructuring compared to $126 million last year. For more information, see Note 11 to the Consolidated Financial Statements included herein.

In addition to the structural improvements outlined above, the Company continues to implement the strategic initiatives to improve the efficiency of its value chain from end to end, not least through the Autoliv Production System and increased digitalization and automation. With several hundred projects in implementation or undergoing development, the Company has a high pace in the planning and implementation of the strategic initiatives and structural improvements. These initiatives are key drivers to the Company's medium-term targets and building the foundation to continue to create shareholder value.

IMPROVED EFFICIENCIES THROUGH OPERATIONAL EXCELLENCE

Pricing pressure is an inherent part of the automotive supplier business. Price reductions are generally higher on newer products with strong volume growth compared to older products, where both the possibilities to re-design the product to reduce costs and market growth are less. Price reductions can also depend on the business cycle and raw material price development. For the five-year period 2017-2021, the Company estimates the average reduction of product prices on existing programs to have been in the range of around 2-4% annually.

A key strategy to meet these price reductions is to reduce labor costs, through continuously implementing productivity improvement programs, optimizing the Company's production footprint and instituting restructuring and capacity alignment activities as well as other actions to address the Company's cost structure.

The Company's productivity improvement target is to achieve at least 5% savings per year. To meet this target, Autoliv has developed a set of strategies to reduce costs in manufacturing:

•
Autoliv production system (APS) is based on lean manufacturing methodology which aims to continuously increase output with less resources. APS provides the target conditions and tools to achieve the delivery of goods and services at the right time, in the right amount, at the required quality and at the lowest cost possible to all the Company's customers.
•
Autoliv One Product One Process (1P1P) strategy focuses on product and process standardization and reducing cost and complexity. The 1P1P strategy, combined with initiatives to reduce costs for components from external suppliers, ensures that the Company continuously optimize its supply base footprint, consolidate purchase volumes to fewer suppliers, improve productivity in the Company's supply chain, standardize components and redesign its products.
•
Strategic Initiatives including Automation, Digitalization, Supply Chain Management Effectiveness and RD&E Effectiveness.

The Company's historic experience is that the continuous improvement strategies have enabled productivity improvement at or above its target of 5%. However, this was not the case in the past two years due to the COVID-19 pandemic related decline in LVP in 2020 and the high volatility in customer call-offs in 2021 driven by the industry wide supply chain instability, especially for semi-conductors.

The Company foresees opportunities for further productivity on gains from LVP recovery and increased call-off stability when supply of semi-conductors eventually improves, but also from increasing use of automation in its assembly for lean manufacturing processes. Additionally, automated cells typically perform the manufacturing process with reduced variability. This results in greater control and consistency of product quality.

FOCUS ON QUALITY

The number of vehicle recalls in the automotive industry has risen sharply in recent years. Starting in 2015, Takata’s airbag inflators recall generated a record number of recalls in the automotive industry. The Company expects overall recall numbers to remain high for years to come and, although the Company strives for the highest quality in its processes, it cannot be ruled out that the Company may also be adversely impacted by a future recall.

Quality has been and always will be the Company's number one priority, and the Company continues to sharpen its focus in this area. The Company now holds a global market share in passive safety of around 43%, while the Company has been involved in around 2% of recalls in the industry since 2010. This indicates that the Company is delivering on its quality strategy. For more information see product warranty and recalls in Note 12 to the Consolidated Financial Statements in this Annual Report.

CHANGES IN COMPETITIVE LANDSCAPE

During the past seven years, Autoliv experienced significant changes in its competitive landscape. In 2015, TRW, a key competitor in passive safety, was acquired by German group ZF Friedrichshafen. Combined, the new company is the second largest passive safety supplier globally. In 2016, Key Safety Systems (“KSS”) was acquired by Ningbo Joyson Electronic Corp. Beginning in 2014, Takata, Autoliv's largest competitor at the time, experienced severe issues and recalls related to malfunctioning airbag inflators, leading the company to file for bankruptcy protection in the U.S. and Japan. In 2018, Joyson substantially acquired all of Takata's global assets and operations and combined it with KSS, forming the new company JSS. Combined, the new company is the third largest passive safety supplier globally.

CAPITAL STRUCTURE

The Company’s net debt stood at $1,052 million on December 31, 2021. This was a decrease of $163 million compared to December 31, 2020. Total interest-bearing debt at December 31, 2021 amounted to $2,008 million, a decrease of $403 million compared to December 31, 2020.

Cash flow from operations was $754 million in 2021 and $849 million in 2020. Capital expenditures, net amounted to $454 million in 2021 and $340 million in 2020. During 2021 and 2020 the Company paid dividends of $165 million and $54 million, respectively. In the second quarter of 2020, the Company suspended the dividends due to the COVID-19 pandemic. The dividends where reinstated in the second quarter of 2021.

It is the Company’s policy to maintain a financial leverage commensurate with a “strong investment grade credit rating”. The long-term target is to have a leverage ratio (see section Non-U.S. GAAP Performance Measures) of around 1.0x and to be within the range of 0.5x to 1.5x. At December 31, 2021, the current leverage ratio is 1.2x. The Company monitors its capital structure and the financial markets closely and intends to maintain a high level of financial flexibility while being shareholder friendly.

As part of the adjustment of the capital structure, the Company historically has repurchased shares of its common stock. During 2021 and 2020, the Company did not repurchase any shares. On December 31, 2021, the stock repurchase program authorized by the Board of Directors in 2014 expired with approximately 3 million shares remaining. In November 2021, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million shares (whichever comes first) between January 2022 and the end of 2024.

Outlook for 2022

The Company's outlook indications for 2022 reflect continuing uncertainty in the automotive markets and are mainly based on the Company's customer call-offs and global LVP outlook according to IHS Markit (January 2022), indicating a full year 2022 global LVP growth of around 9%.

Financial measure	Full year indication
LVP growth	Around 9%
Organic sales growth	Around 20%
FX	Around -3%
Adjusted operating margin1)	Around 9.5%
Tax rate 2)	Around 30%
Operating cash flow3)	Around $950 million
Capital expenditures, net % of sales	Around 5.5%

1) Excluding costs for capacity alignments, anti-trust related matters and other discrete items.

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

Significant Legal Matters

See Item 3. Legal Proceedings and Note 17 Contingent Liabilities to the Consolidated Financial Statements in this Annual Report.

results of operations

Consolidated net sales in 2021 increased by 10.5 % compared to 2020. Excluding positive currency translation effects of 2.6%, the organic sales increased (see section Non-U.S. GAAP Performance Measures) by 7.9%.

Sales by Product

				Components of Change in Net Sales
	2021	2020	Reported change	Currency effects1)	Organic
Airbags products and Other2)	$5,380	$4,824	11.5%	2.2%	9.3%
Seatbelt products2)	2,850	2,623	8.6%	3.4%	5.2%
Total	$8,230	$7,447	10.5%	2.6%	7.9%

1) Effects from currency translations.

2) Including Corporate and Other sales.

Sales of all airbag product categories except inflators increased organically (Non-U.S. GAAP measure, see reconciliation table above) in the full year 2021. The largest contributor to growth was steering wheels and inflatable curtains, followed by passenger airbags, driver airbags and knee airbags.

Seatbelt products showed strong organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) with largest contributing markets being China, South America and India, partly offset by declines in South Korea and Japan.

Sales by Region

				Components of Change in Net Sales
	2021	2020	Reported change	Currency effects1)	Organic
Asia	$3,407	$3,043	12.0%	3.2%	8.7%
Whereof: China	1,766	1,541	14.6%	7.1%	7.5%
Japan	733	733	(0.0)%	(2.7)%	2.7%
Rest of Asia	908	769	18.0%	1.0%	17.0%
Americas	2,535	2,337	8.5%	1.1%	7.3%
Europe	2,289	2,067	10.7%	3.5%	7.2%
Global	$8,230	$7,447	10.5%	2.6%	7.9%

1) Effects from currency translations.

For 2021, Autoliv’s sales increased organically (Non-U.S. GAAP measure, see reconciliation table above) by 7.9 % compared to 2020, which was 5.2 percentage points better than LVP (according to IHS Markit, January 2022). Sales increased organically in all regions. The largest organic sales increase drivers were Americas and Europe, followed by Rest of Asia, China and Japan. The Company's organic sales development outperformed LVP in all regions - by 12 percentage points in Europe, by 7 percentage points in Japan, by 5 percentage points in Americas, by 3 percentage points in China and by 2 percentage points in Rest of Asia.

2021 Organic growth1)	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	7.3%	7.2%	7.5%	2.7%	17.0%	7.9%
Main growth drivers	Toyota, Stellantis, Ford	Daimler, VW, BMW	Geely, GM, Wuling	Mitsubishi, Toyota, Nissan	Mitsubishi, Toyota, Tata	Toyota, Stellantis, Mitsubishi
Main decline drivers	Honda, Subaru, Mazda	Renault, Ford, Nissan	VW, Hyundai/Kia, Great Wall	Honda, Mazda	Hyundai/Kia, SsangYong	Honda, Great Wall, BYD
1) Non-U.S. GAAP Measure

Condensed Statement of Income

	Years ended December 31
(Dollars in millions, except per share data)	2021	2020	Change
Net Sales	$8,230	$7,447	10.5%
Gross profit	1,511	1,247	21.2%
% of sales	18.4%	16.7%	1.6	pp
S,G&A	(432)	(389)	11.1%
% of sales	(5.3)%	(5.2)%	(0.0)pp
R,D&E net	(391)	(376)	4.0%
% of sales	(4.7)%	(5.0)%	0.3	pp
Other income (expense), net	(3)	(90)	(96.3)%
Operating income	675	382	76.6%
% of sales	8.2%	5.1%	3.1	pp
Adjusted operating income3)	683	482	41.8%
% of sales	8.3%	6.5%	1.8	pp
Financial and non-operating items, net	(61)	(91)	(33.3)%
Income before taxes	614	291	111%
Tax rate	28.9%	35.3%	(6.4)pp
Net income	437	188	132%
Earnings per share, diluted1, 2)	4.96	2.14	132%
Adjusted earnings per share, diluted1, 2), 3)	5.02	3.15	59.4%

1) Assuming dilution and net of treasury shares.

2) Participating share awards with right to receive dividend equivalents are (under the two-class method) excluded from the EPS calculation.

3) Non-U.S. GAAP Measure.

Gross Profit

In 2021, Gross profit increased by $264 million and the gross margin increased by 1.6 pp compared to 2020. The gross profit increase was primarily driven by higher sales from growing LVP and execution of the Company's strong order book.

Operating Income

Operating income increased in 2021 by $293 million, mainly as a consequence of improvement of gross profit and other income (expense), net, partly offset by higher costs for S,G&A and R,D&E, net.

Selling, General and Administrative (S,G&A) expenses increased in 2021 by $43 million, or by 11.1%, mainly relating to higher personnel costs due to extensive furloughing the prior year, increased IT and project costs and adverse FX effects.

Research, Development & Engineering (R,D&E) expenses, net increased in 2021 by $15 million, or by 4.0%, mainly due to higher personnel costs due to extensive furloughing the prior year and adverse FX effects partly offset by higher engineering income. In relation to sales, R,D&E costs declined from 5.1% to 4.7%.

Other income (expense), net decreased by $87 million in 2021 compared to the previous year, mainly due to $90 million in lower capacity alignment costs, partly offset by adverse effects from FX effects and lower government income.

Financial and Non-operating Items, net

Financial and non-operating items, net, costs increased by $30 million in 2021 compared to previous year, mainly due to lower interest expense, net, but also due to positive effects from currency translations and other financial items.

Income Taxes

The tax rate for 2021 was 28.9%, compared to 35.3 % in 2020, mainly due to an unfavorable country mix in 2020.

Net Income and Earnings Per Share

Net income in 2021 increased by $249 million compared to 2020 primarily driven by the higher gross profit, lower capacity alignment costs and lower interest expense, net, as noted above.

Earnings per share, diluted, increased by $2.83 where the main drivers were $1.29 from higher adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) , $0.95 from lower costs for capacity alignment and antitrust related matters, $0.40 from lower tax and $0.19 from financial items.

The weighted average number of shares outstanding assuming dilution in 2021 was 87.7 million compared to 87.5 million in 2020.

Non-U.S. GAAP Performance Measures

In this annual report the Company sometimes refers to non-U.S. GAAP measures that the Company and securities analysts use in measuring Autoliv’s performance.

The Company believes that these measures assist management and investors in analyzing trends in the Company’s business for the reasons given below. Investors should not consider these non-U.S. GAAP measures as substitutes for, but rather as additions to, financial reporting measures prepared in accordance with U.S. GAAP.

These non-U.S. GAAP measures have been identified, as applicable, in each section of this annual report with tabular presentations provided below, reconciling them to U.S. GAAP.

It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

Organic Sales

The Company analyzes its sales trends and performance as changes in “organic sales growth” or “organic sales decline”, because the Company currently generates approximately three quarters of net sales in currencies other than the reporting currency (i.e. U.S. dollars) and currency rates have proven to be rather volatile. Organic sales present the increase or decrease in the overall U.S. dollar net sales on a comparable basis, allowing separate discussions of the impact of acquisitions/divestitures and exchange rates.

See tabular reconciliations above, that present changes in “organic sales growth” as reconciled to the change in total U.S. GAAP net sales.

Trade working capital

Due to the need to optimize cash generation to create value for the Company's shareholders, management focuses on operationally derived trade working capital as defined in the table below.

The reconciling items used to derive this measure are, by contrast, managed as part of the Company's overall management of cash and debt, but they are not part of the responsibilities of day-to-day operations management.

Reconciliation of U.S. GAAP measure to “Trade working capital” (dollars in millions)

DECEMBER 31	2021	2020
Receivables, net	$1,699	$1,822
Inventories, net	777	798
Accounts payable	(1,144)	(1,254)
Trade working capital	$1,332	$1,366

Net debt

As part of efficiently managing the Company’s overall cost of funds, the Company routinely enter into “debt-related derivatives” (DRD) as part of its debt management.

Creditors and credit rating agencies use net debt adjusted for DRD in their analyses of the Company’s debt and therefore the Company provides this non-U.S. GAAP measure. See reconciliation table below. DRD are fair value adjustments to the carrying value of the underlying debt. Also included in the DRD is the unamortized fair value adjustment related to discontinued fair value hedges, which will be amortized over the remaining life of the debt. By adjusting for DRD, the total financial liability of net debt is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of U.S. GAAP measure to “Net debt” (dollars in millions)

DECEMBER 31	2021	2020
Short-term debt	$346	$302
Long-term debt	1,662	2,110
Total debt	2,008	2,411
Cash and cash equivalents	(969)	(1,178)
Debt issuance cost/Debt-related derivatives, net	13	(19)
Net debt	$1,052	$1,214

Adjusted operating income, adjusted operating margin and adjusted EPS

Adjusted operating margin and adjusted EPS are non-U.S. GAAP measures the Company uses to evaluate its business, because the Company believes it assists investors and analysts in comparing the Company's performance across reporting periods on a consistent basis by excluding items that are non-operational or non-recurring in nature (such as costs related to capacity alignments, costs related to antitrust matters and for EPS unusual tax items) and that the Company does not believe are indicative of its core operating performance and underlying business trends. Adjusted operating margin and adjusted EPS, as shown in the table below, should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with U.S. GAAP, including operating margin and EPS.

Items affecting comparability
	2021			2020
(DOLLARS IN MILLIONS, EXCEPT EPS)	Reported	Adjust- ments1)	Non- U.S. GAAP	Reported	Adjust- ments1)	Non- U.S. GAAP
Operating income	$675	$8	$683	$382	$99	$482
Operating margin, %	8.2	0.1	8.3	5.1	1.4	6.5
Income before income taxes	614	8	622	291	99	391
Net income attributable to controlling interest	435	5	440	187	88	275
Capital employed	3,700	5	3,705	3,637	88	3,725
Return on capital employed, % 2)	18.3	0.2	18.5	10.4	2.5	12.9
Return on total equity, % 3)	17.1	0.2	17.3	8.8	3.9	12.7
Earnings per share, diluted 4, 5)	$4.96	$0.06	$5.02	$2.14	$1.01	$3.15
Total parent shareholders' equity per share	$30.10	$0.06	$30.15	$27.56	$1.01	$28.57
1) Represents costs for capacity alignments and antitrust related matters. See table below for a disaggregation of these costs.

2) Operating income and income from equity method investments, relative to average capital employed.

3) Net Income relative to average total equity for the year.

4) Assuming dilution and net of treasury shares.

5) Participating share awards with right to receive dividend equivalents are (under the two-class method) excluded from the EPS calculation.

Items included in Non-U.S. GAAP adjustments
	2021		2020
	Adjustment Millions	Adjustment Per share	Adjustment Millions	Adjustment Per share
Capacity alignment	$8	$0.10	$99	$1.13
Antitrust related matters	—	—	1	0.01
Total adjustments to Operating income	8	0.10	99	1.14
Tax on Non-U.S. GAAP adjustments1)	(3)	(0.04)	(11)	(0.13)
Total adjustments to Net Income	$5	$0.06	$88	$1.01

Weighted average number of shares outstanding - diluted2)		87.7		87.5
Adjustment Return on capital employed	$8		$99
Adjustment Return on capital employed, %	0.2%		2.5%

Adjustment Return on total equity	$5		$88
Adjustment Return on total equity, %	0.2%		3.9%

1) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

2) Annualized average number of outstanding shares.

Liquidity, Capital Resources and Financial Position

	Years ended December 31
(DOLLARS IN MILLIONS)	2021	2020
Net cash provided by operating activities	$754	$849
Net cash used in investing activities	(454)	(340)
Net cash (used in) provided by financing activities	(469)	160
Effect of exchange rate changes on cash and cash equivalents	(39)	64
(Decrease) increase in cash and cash equivalents	(209)	733
Cash and cash equivalents at beginning of year	1,178	445
Cash and cash equivalents at end of year	$970	$1,178

NET CASH PROVIDED BY OPERATING ACTIVITIES

Cash flow from operations, together with available financial resources and credit facilities, are expected to be sufficient to fund the Company’s anticipated working capital requirements, capital expenditures and future dividend payments.

Net cash provided by operating activities was $754 million in 2021 compared to $849 million in 2020. The decrease of $95 million was primarily due to negative effects from changes in operating working capital partly offset by positive effects from the higher net income.

At December 31, 2021, trade working capital (see section Non-U.S. GAAP Performance Measures above) amounted to $1,332 million corresponding to 16% of net sales compared to $1,366 million and 14% at December 31, 2020.

Receivables outstanding in relation to sales (see Glossary and Definitions for definition) were 20% December 31, 2021, compared to 18% in 2020. Factoring agreements did not have any material impact on receivables outstanding for 2021 or 2020.

Inventory in relation to sales (see Glossary and Definitions for definition) were 9% at December 31, 2021, compared to 8% in 2020.

Payables outstanding in relation to sales (see Glossary and Definitions for definition) were 14% at December 31, 2021 compared to 13% in 2020.

NET CASH USED IN INVESTING ACTIVITIES

In 2021 and 2020 net cash used in investing activities amounted to $454 million and $340 million, respectively. The Company's investing activities primarily consists of investments in property, plant and equipment, net of cash. Net cash generated by operating activities continued to sufficiently cover capital expenditures for property, plant and equipment.

Capital expenditures, net was $454 million in 2021 and $340 million in 2020. The increase of $114 million mainly reflects that the level in the prior year was still low due to the pandemic. In relation to net sales, capital expenditures, net was 5.5% in 2021 and 4.6% in 2020.

Depreciation and amortization totaled $394 million in 2021 compared to $371million in 2020.

During the years 2021 and 2020, a majority of the Company's investments were for production capacity to support new product launches and automation projects for improved efficiency. Major investments were mainly made in China, Europe and North America.

In 2021, investments in China were made to support revenue growth and to expand capacity and capabilities of textile production. In Europe investments were mainly related to new product launches and automatizations. In North America, the investments were mainly related to capacity expansions.

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES

Net cash (used in) provided by financing activities amounted to $(469) million and $160 million for the years 2021 and 2020, respectively.

In 2021, the Company paid dividends of $165 million after reinstated the dividends in the second quarter of 2021. In 2020, the Company paid dividends of $54 million in the first quarter and then suspended the dividends due to the COVID-19 pandemic for the remaining quarters.

INCOME TAXES

The Company has reserves for taxes that may become payable in future periods as a result of tax audits. At any given time, the Company is undergoing tax audits covering multiple years in several tax jurisdictions. Ultimate outcomes are uncertain but could, in future periods, have a significant impact on the Company’s cash flows. See discussions of income taxes under Significant Accounting Policies in this section, Note 2 and Note 5 to the Consolidated Financial Statements included herein.

PENSION ARRANGEMENTS

The Company has defined benefit pension plans covering nearly half of the U.S. employees. As of December 31, 2021, the main U.S defined benefit plan was frozen for further benefits. Many of the Company’s non-U.S. employees are also covered by pension arrangements.

At December 31, 2021, the Company’s net pension liability (i.e. the actual funded status) for its U.S. and non-U.S. plans was $197 million compared to $248 million at December 31, 2020. The plans had a net unamortized actuarial loss before tax of $68 million recorded in Accumulated Other Comprehensive (Loss) Income in the Consolidated Statement of Equity at December 31, 2021, compared to $107 million at December 31, 2020. The decrease in the actuarial loss was mainly due to a decrease in the discount rate for the U.S. plans. The amortization of this loss is expected to be $1 million in 2022.

The decrease in the total net pension liability in 2021 of $51 million was mainly due to the increase in discount rates.

Pension expense associated with the defined benefit plans was $24 million in 2021 and $33 million in 2020, and is expected to be $4 million in 2022. The $9 million decrease in 2021 pension expense was mainly due to lower discount rates, a decrease in the cost of plan settlements in the U.S. and a higher expected return on assets due to the growth in the size of the assets.

The Company contributed $25 million to its defined benefit plans in 2021 and $26 million in 2020. The Company expects to contribute $22 million to these plans in 2022 and is currently projecting a yearly funding at approximately the same level in the subsequent years.

For further information about retirement plans see Note 18 to the Consolidated Financial Statements included herein.

SHAREHOLDER RETURNS

Total cash dividends paid were $165 million in 2021 and $54 million in 2020. The Company cancelled its dividends from the second quarter 2020 due to the COVID-19 pandemic. In the second quarter of 2021 the Board of Directors reinstated quarterly dividends.

EQUITY

During 2021, total equity increased by $225 million to $2,648 million. The change was mainly due to $437 million from net income, partially offset by dividends of $166 million and $86 million from negative foreign exchange effects.

TREASURY ACTIVITES

DEBT AND CREDIT ARRANGEMENTS

The Company's total debt as of December 31, 2021 and 2020 was $2,008 million and $2,411 million, respectively. The Company had a net debt position (see section Non-U.S. GAAP Performance Measures) at December 31, 2021 and 2020 of $1,052 million and $1,214 million, respectively.

In June 2020, the Company utilized its new SEK 6,000 million facility with Swedish Export Credit Corporation which was signed in May 2020. The SEK 6,000 million facility was utilized in two different loans. One SEK 3,000 million loan maturing in 2022 carrying a floating interest rate of 3M STIBOR +1.35% and one SEK 3,000 million loan maturing in 2025 carrying a floating interest rate of 3M STIBOR +1.85%.

In June 2018, the Company priced and issued 5-year notes for a total of €500 million in the Eurobond market. The notes carry a coupon of 0.75% and matures in 2023.

In July 2016, the Company refinanced its existing revolving credit facility (RCF) of $1,100 million. The facility, syndicated among 14 banks, originally maturing in July 2021 with two extension options, each for an additional year. The extension options have been used by the Company and the maturity date for the facility has been extended to July 2023. The Company pays a commitment fee on the undrawn amount of 0.1%, representing 35% of the applicable margin, which is 0.375% (given the Company’s rating of “BBB” from S&P Global Ratings at May 28, 2020). Borrowings under the facility are unsecured and bear interest based on the relevant LIBOR or IBOR rate. At December 31, 2021, the RCF of $1,100 million was unutilized. This facility is not subject to any financial covenants nor is any other substantial financing of Autoliv.

In 2014, the Company issued and sold long-term debt securities in a U.S. Private Placement pursuant to a Note Purchase and Guaranty Agreement dated April 23, 2014, by and among Autoliv ASP Inc., the Company and the purchasers listed therein. As of December 31, 2021, $767 million remains outstanding from the 2014 issuance.

The Company has a €3,000 million Euro Medium Term Note Program in place for being able to issue notes to be traded on the Global Exchange Market of Euronext Dublin. On December 31, 2021, no notes had been issued under this program.

At December 31, 2021, Autoliv’s long-term credit rating from S&P Global Ratings was BBB with stable outlook. The Company aims to maintain a strong investment grade credit rating.

For additional information about the Company's debt and credit arrangements, see Note 13 to the Consolidated Financial Statements included herein.

FACTORING

During 2021 and 2020, the Company sold receivables and discounted notes related to selected customers. These factoring arrangements increase cash while reducing accounts receivable and customer risks. At December 31, 2021, the Company had received $159 million for sold receivables without recourse and discounted notes with a discount cost of $2 million during the year, compared to $161 million at December 31, 2020 with a discount cost of $3 million recorded in Other non-operating items, net.

NUMBER OF SHARES

At December 31, 2021, 87.5 million shares were outstanding (net of 15.3 million treasury shares), a 0.1% increase from 87.4 million one year earlier.

The number of shares outstanding is expected to increase by 0.4 million when all Restricted Stock Units (RSU) and Performance Shares (PSs) vest and if all stock options (SOs) to key employees are exercised, see Note 16 to the Consolidated Financial Statements included herein.

In total, Autoliv has repurchased 44.5 million shares under its stock repurchase program between May 2000 and December 2021 for cash of $2,498 million, including commissions. The average cost per share for all repurchased shares to date is $56.13. No stock repurchases were made in 2021. Purchases can be made from time to time as market and business conditions warrant in open market, negotiated or block transactions. On December 31, 2021, the stock repurchase program authorized by the Board of Directors in 2014 expired with approximately 3 million shares remaining. In November 2021, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million shares (whichever comes first) between January 2022 and the end of 2024.

Contractual Obligations and Commitments

Contractual obligations include debt, sponsored defined benefit plans, lease and purchase obligations that are enforceable and legally binding on the Company.

For material contractual debt obligations as of December 31, 2021, see Note 13 to the Consolidated Financial Statements included herein.

Operating lease obligations represent the payment obligations (undiscounted cash flows) under leases classified as operating leases. Capital lease obligations are not material. See Note 3 to the Consolidated Financial Statements included herein.

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

The Company sponsors defined benefit plans that cover a significant portion of the Company's U.S. employees and certain non-U.S. employees. The pension plans in the U.S. are funded in conformity with the minimum funding requirements of the Pension Protection Act of 2006. Funding for the Company's pension plans in other countries is based upon plan provisions, actuarial recommendations and/or statutory requirements. Due to volatility associated with future changes in interest rates and plan asset returns, the Company cannot predict with reasonable reliability the timing and amounts of future funding requirements. The Company may elect to make contributions in excess of the minimum funding requirements for the U.S. plans in response to investment performance and changes in interest rates, or when the Company believes that it is financially advantageous to do so and based on other capital requirements. See Note 18 to the Consolidated Financial Statements included herein.

Risks and Risk Management

The Company is exposed to several categories of risks. They can broadly be categorized as operational risks, strategic risks and financial risks. Some of the major risks in each category are described below. There are also other risks that could have a material effect on the Company’s results and financial position, and the description below is not complete but should be read in conjunction with the discussion of risks described in Item 1A above, which contains a description of the Company's material risks.

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

Global LVP is an indicator of the Company’s sales development. Ultimately, however, sales are determined by the production levels for the individual vehicle models for which Autoliv is a supplier (see Dependence on Customers). The Company’s sales are split over several hundred contracts covering more than 1,100 vehicle models. This moderates the effect of changes in vehicle demand of individual countries and regions as well as production issues. The risk of fluctuating sales has also been mitigated by Autoliv’s rapid expansion in Asia and other growth markets, which has reduced the Company’s former high dependence on sales in Europe to a diversified mix with Europe, the Americas and Asia each accounting for roughly 30% to 40% of the Company's 2021 total sales.

It is the Company’s strategy to reduce the risk of fluctuating LVP by using a high number of temporary personnel instead of permanent personnel in direct production. During 2021 and 2020, the level of temporary personnel in relation to total personnel in direct production was 9% and 13%, respectively. To reduce the potential impact of unusual fluctuations in the production of vehicle models supplied by the Company such as during the financial crisis in 2008-2009 and the COVID-19 pandemic in 2020-2021 – it is also necessary for the Company to be prepared to quickly adapt the level of permanent employees as well as fixed cost production capacity.

PRICING PRESSURE

Pricing pressure from customers is an inherent part of the automotive components business. The extent of price reductions varies from year to year and takes the form of one time give backs, reductions in direct sales prices and/or discounted reimbursements for engineering work.

In response, Autoliv is continuously engaged in efforts to reduce costs and to provide customers added value by developing new products. Generally, the speed by which these cost-reduction programs generate results will, to a large extent, determine the future profitability of the Company. The various cost-reduction programs are, to a considerable extent, interrelated. This interrelationship makes it difficult to isolate the impact of costs on any single program, therefore, the Company monitors key measures such as costs in relation to sales and productivity.

COMPONENT COSTS AND RAW MATERIAL PRICES

The cost of direct materials was approximately 50% of sales in 2021, of which approximately half is the raw material cost portion.

The main raw materials being used as input material for Autoliv operations are steel, textiles, plastic and non-ferrous metals. The Company saw a significant inflation in 2021 with respect to rising raw material costs due to very high market prices. Semiconductor shortages hampered the global auto production and caused disturbances in the second half of 2021. There are also supply chain difficulties related to freight capacity and import tariffs imposed by the United States and other countries. The low schedule reliability in freight and the import tariffs are impacting the raw material market and creating pricing and availability uncertainties.

The Company takes several actions to mitigate raw material price increases, such as competitive sourcing and exploring alternative materials.

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

No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and consolidated financial position, or that reserves or insurance will mitigate such impact. See Note 17 to the Consolidated Financial Statements included herein and Item 3 – Legal Proceedings.

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

Autoliv is subject to a number of environmental and occupational health and safety laws and regulations. Such requirements are complex and are generally becoming more stringent over time. There can be no assurance that these requirements will not change in the future, or that the Company will at all times be in compliance with all such requirements and regulations, despite its intention to be. The Company may also find itself subject, possibly due to changes in legislation or other regulation, to environmental liabilities based on the activities of its predecessor entities or of businesses acquired. Such liability could be based on activities which are not related to the Company’s current activities.

TRADE

Autoliv is subject to various international trade regulations and regimes and changes in these regimes could lead to increased compliance costs and costs of raw materials and other components. In addition, political conditions leading to trade conflicts and the imposition of tariffs or other trade barriers between countries in which the Company does business could increase its costs of doing business.

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

In 2007, the U.S. adopted new regulations for head impact and enhanced thorax protection in side impact crashes, which now have been fully phased-in. China introduced a vehicle rating program in 2006 and during the past 15 years this China NCAP, together with the new additional rating program CIASI from 2019, drive Chinese vehicle safety performance and safety content with regards to crashworthiness and occupant protection. Latin America introduced a basic rating program in 2010 followed by ASEAN NCAP in Southeast Asia in 2011, and Global NCAP that is rating vehicles sold in significant emerging markets like India. Several countries, e.g., Malaysia and Thailand, are increasingly adopting the UN Regulations regarding vehicle safety under the UN 1958 agreement, and Malaysia started a world first motorcycle safety rating program in 2021.

The United States upgraded its vehicle rating program in 2010 and Europe upgraded the Euro NCAP rating system during 2018. Euro NCAP is midway of a new upgrade, which will be fully implemented by 2025. Japan and South Korea are continuously upgrading their respective vehicle rating programs, JNCAP and KNCAP respectively. India requires frontal airbags for the driver from July 2019, and passenger airbags from 2021 for all new passenger vehicles (M1). Vehicles with automated driving systems (ADS) are expected to provide additional opportunities through integration of protective safety systems with ADAS technologies, as well as new vehicle interior layouts and seating configurations.

There are also other plans for improved automotive safety, both in these countries and others that could affect the Company’s market. However, there can be no assurance that changes in regulations will not adversely affect the demand for the Company’s products or, at least, result in a slower increase in the demand for them.

DEPENDENCE ON CUSTOMERS

As a result of this highly consolidated market, the Company is dependent on a relatively small number of customers with strong purchasing power. In 2021, the five largest vehicle manufacturers accounted for around 50% of global LVP and the ten largest manufacturers for around 73%. In 2021, the Company’s five largest customers accounted for around 51% of revenues and the ten largest customers for around 80% of total sales. The Company's largest customer contract accounted for around 2% of sales in 2021.

Customer	% of Autoliv sales	% of Global LVP1)
Renault/Nissan/Mitsubishi	13%	9%
Stellantis	11%	8%
VW	10%	11%
Toyota	9%	13%
Honda	8%	6%
Hyundai	8%	9%
Ford	7%	4%
General Motors	6%	5%
BMW	4%	3%
Mercedes-Benz	4%	3%

1) Source: IHS Markit

Although business with every major customer is split into at least several contracts (usually one contract per vehicle platform) and although the customer base has become more balanced and diversified as a result of the Company's significant expansion in China and other rapidly-growing markets, the loss of all business from a major customer (whether by a cancellation of existing contracts or not awarding Autoliv new business), the consolidation of one or more major customers or a bankruptcy of a major customer could have a material adverse effect on the Company. In addition, a quality issue, shortcomings in the Company's service to a customer or uncompetitive prices or products could result in the customer not awarding the Company new business, which will gradually have a negative impact on the Company's sales when current contracts start to expire.

See also Note 20 Segment Information to the Consolidated Financial Statements included herein.

CUSTOMER PAYMENT RISK

Another risk related to the Company's customers is the risk that one or more of its customers will be unable to pay their invoices that become due. The Company seeks to limit this customer payment risk by invoicing its major customers through their local subsidiaries in each country, even for global contracts. By invoicing this way, the Company attempts to avoid having the receivables with a multinational customer group exposed to the risk that a bankruptcy or similar event in one country would put all receivables with such customer group at risk. In each country, the Company also monitors invoices becoming overdue.

Even so, if a major customer is unable to fulfill its payment obligations, it is likely that the Company would be forced to record a substantial loss on such receivables.

DEPENDENCE ON SUPPLIERS

The Company relies on internal and/or external suppliers in order to meet its delivery commitments to the customers. In some cases, suppliers are dictated by the customers based on very specific qualification requirements. Autoliv supply chain organization is reviewing sourcing risks and actively working on mitigating related supply chain risks.

The Company’s ambition is to maintain an optimal number of suppliers in all significant component technologies.

NEW COMPETITION

Increased competition may result in price reductions, reduced margins and the Company's inability to gain or hold market share. OEMs rigorously evaluate suppliers on the basis of product quality, price, reliability and delivery as well as engineering capabilities, technical expertise, product innovation, financial viability, application of lean principles, operational flexibility, customer service and overall management. To maintain the Company's competitiveness and position as a market leader, it is important to focus on all of these aspects of supplier evaluation and selection.

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

The Company’s strategy is to protect its innovations with patents, and to vigorously protect and defend its patents, trademarks and know-how against infringement and unauthorized use. At the end of 2021, the Company held more than 6,400 patents and patents applications. These patents expire on various dates during the period from 2022 to 2041. The expiration of any single patent is not expected to have a material adverse effect on the Company’s financial results.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included herein. Senior management has discussed the development and selection of critical accounting estimates and disclosures with the Audit Committee of the Board of Directors. The application of accounting policies necessarily requires judgments and the use of estimates by a Company’s management. Actual results could differ from these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on the Company's historical experience, terms of existing contracts, and management’s evaluation of trends in the industry, information provided by the Company's customers and information available from other outside sources, as appropriate. The Company considers an accounting estimate to be critical if:

•
It requires management to make assumptions about matters that were uncertain at the time of the estimate, and
•
Changes in the estimate or different estimates that could have been selected would have had a material impact on the Company's financial condition or results of operations. The accounting estimates that require management’s most significant judgments include the estimation of variable considerations, estimations associated with purchase price allocations regarding business combinations, assessment of recoverability of goodwill and intangible assets, estimation of pension benefit obligations based on actuarial assumptions, estimation of accruals for warranty and recalls , restructuring charges, uncertain tax positions, valuation allowances and legal proceedings.

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

GOODWILL

The Company performs an annual impairment test of goodwill in the fourth quarter of each year following the Company’s annual forecasting process. In October 2021 the Company concluded that there were no impairments of goodwill. For further information, see Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

DEFINED BENEFIT PENSION PLANS

The Company has defined benefit pension plans in thirteen countries. The most significant plans exist in the U.S. These U.S. plans represent approximately 59% of the Company’s total pension benefit obligation. See Note 18, Retirement Plans to the Consolidated Financial Statements included herein.

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual pension expense. For the U.S. plans, the assumptions used for calculating the 2021 pension expense were a discount rate of 2.37%, expected rate of increase in compensation levels of 2.65%, and an expected long-term rate of return on plan assets of 5.05%.

The assumptions used in calculating the U.S. benefit obligations disclosed as of December 31, 2021 were a discount rate of 2.77% and an expected age-based rate of increase in compensation levels of 2.65%. The discount rate for the U.S. plans has been set based on the rates of return of high-quality fixed-income investments currently available at the measurement date and are expected to be available during the period the benefits will be paid. The expected rate of increase in compensation levels and long-term return on plan assets are determined based on a number of factors and must take into account long-term expectations and reflect the financial environment in the respective local markets. At December 31, 2021, 42% of the U.S. plan assets were invested in equities, which is in-line with the target of 40%.

The table below illustrates the sensitivity of the U.S. net periodic benefit cost and projected U.S. benefit obligation to a 1pp change in the discount rate, decrease in return on plan assets and increase in compensation levels for the U.S. plans (in millions). The use of actuarial assumptions is an area of management’s estimate.

Assumption (in millions)	Change	2021 net periodic benefit cost increase (decrease)	2021 projected benefit obligation increase (decrease)
Discount rate	1pp increase	$1	$(34)
Discount rate	1pp decrease	2	41
Compensation levels	1pp increase	0	0
Return on plan assets	1pp decrease	4	n/a

INCOME TAXES

Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Many of these uncertainties arise as a consequence of intercompany transactions.

Although the Company believes that its tax return positions are supportable, no assurance can be given that the final outcome of these matters will not be materially different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material effect on the income tax provisions or benefits in the periods in which such determinations are made. See also the discussion of reserves for uncertain tax positions, and the determinations of valuation allowances on the Company's deferred tax assets in Note 5, Income Taxes to the Consolidated Financial Statements.

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

A loss contingency is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued management evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to several markets risks in the ordinary course of business including risks related to currencies, interest rates, financing, capital structure and credit ratings and impairment. See also Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements included with this Annual Report for information about how these risks are quantified.

CURRENCY RISKS

1. Transaction Exposure and Revaluation effects

Transaction exposure arises because the cost of a product originates in one currency and the product is sold in another currency. Revaluation effects come from valuation of assets denominated in other currencies than the reporting currency of each unit.

The Company's net transaction exposure in 2021 was approximately $2.3 billion. The four largest net exposures are U.S. dollar (sell) against the the Mexican Peso, Romanian Lei (buy) against the Euro, U.S. dollar (buy) against the Korean Won and U.S. dollar (sell) against the Canadian dollar. Together these currencies accounted for approximately 50% of the Company's net currency transaction exposure.

Since the Company can only effectively hedge these currency flows in the short term, periodic hedging would only reduce the impact of fluctuations temporarily. Over time, periodic hedging would postpone but not reduce the impact of fluctuations. In addition, the net exposure is limited to only around one quarter of net sales and is made up of around 50 different currency pairs with exposures of more than $1 million each. The Company generally does not hedge these flows.

2. Translation Exposure in the Income Statement and Balance Sheet

Another effect of exchange rate fluctuations arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars. Outside the U.S., the Company’s most significant currency is the Euro. The Company estimates that 29% of its net sales will be denominated in Euro or other European currencies during 2022, while 19% of net sales is estimated to be denominated in U.S. dollars.

The Company estimates that a 1% increase in the value of the U.S. dollar versus European currencies will decrease reported U.S. dollar annual net sales in 2022 by $28 million or by 0.3%, while operating income for 2022 will decline by approximately 0.3% or by about $3 million, assuming reported corporate average margin.

The Company’s policy is not to hedge this type of translation exposure.

A translation exposure also arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars. The policy of the Company is to finance major subsidiaries in the country’s local currency and to minimize the amounts held by subsidiaries in foreign currency accounts.

Consequently, changes in currency rates relating to funding and foreign currency accounts normally have a small impact on the Company’s income. In 2021 and 2020, the impact from the Company’s currency exposure were not material.

INTEREST RATE RISK

Interest rate risk refers to the risk that interest rate changes will affect the Company’s borrowing costs. Autoliv’s interest rate risk policy states that the average interest rate fixing period should be minimum 1 year and maximum 5 years.

At December 31, 2021, the average interest rate fixing period for the Company’s outstanding debt was 2.1 years, and at December 31, 2020, the average interest rate fixing period for the Company’s outstanding debt was 2.4 years.

Given the Company’s current capital structure, the Company estimates that a one-percentage point interest rate increase would decrease net interest expense by approximately $2.9 million in 2022. This is based on the capital structure at the end of 2021 when the gross fixed-rate debt was $1,330 million while the Company had a net debt position of $1,052 million (see section Non-U.S. GAAP Performance Measures). Thus, a change in the interest rate environment would not have a notable impact on the Company’s interest expense. As of December 31, 2021, the Company had $969 million in cash and cash equivalents of which the majority were subject to a floating interest rate. Taking the cash and cash equivalents of $969 million (which is primarily subject to floating interest rates) minus the portion of debt carrying floating interest rates, the Company estimated that a one-percentage point interest rate increase would decrease net interest expense by approximately $2.9 million, both in 2022 and 2023.

Fixed interest rate debt is achieved both by issuing fixed rate notes and through interest rate swaps. The most notable debt carrying fixed interest rates is the $767 million U.S. private placement notes issued in 2014 and in June 2018, the Company issued €500 million of 5-year notes in the Eurobond market. For additional information, see Note 13 to the Consolidated Financial Statements included herein.

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

The Company has Medium Term Note Program in place for being able to issue notes to be traded on the Global Exchange Market of Euronext Dublin. The Company also has established programs for short-term issuance of commercial paper in the Swedish and US markets and short-term credit agreements, e.g. bank overdrafts and money market loans.

To ensure diversification of debt maturities, no more than 20% of the Autoliv Group’s total debt may mature the next 12 months, unless such maturities (in excess of 20%) are covered by unutilized committed credit facilities with maturity in excess of 12 months. Per December 31, 2021, 17% corresponding to $346 million of the Autoliv Group’s total debt had maturity less than 12 months. This amount was fully covered by unutilized committed credit facilities with maturity in excess of 12 months.

CAPITAL STRUCTURE AND CREDIT RATING

The overall objective relating to Autoliv’s target capital structure and credit rating is to provide the Company with sufficient flexibility to manage the inherent risks and cyclicality in Autoliv’s business and allow the Company to realize strategic opportunities and fund growth initiatives while creating shareholder value.

Autoliv is committed to maintain a “strong investment grade credit rating." As of December 31, 2021, the Company had a long-term credit rating from S&P Global Ratings (“S&P”) of BBB.

The amount of interest-bearing debt held impacts the future financial flexibility as well as the credit rating. Management uses the non-U.S. GAAP measure “Leverage Ratio” to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. Autoliv’s long-term target for the leverage ratio (sum of net debt plus pension liabilities divided by EBITDA) is 1.0x with the aim to operate within the range of 0.5x to 1.5x. At December 31, 2021, the leverage ratio (non-U.S. GAAP measure, see calculation table below) was 1.2x. For details and calculation of leverage ratio, refer to the table below.

CALCULATION OF LEVERAGE RATIO (DOLLARS IN MILLIONS)

	December 31,
	2021	2020
Net debt1)	$1,052	$1,214
Pension liabilities	197	248
Debt per the Policy	1,248	1,462

Net income2)	437	188
Income taxes2)	177	103
Interest expense, net2,3)	57	68
Other non-operating items, net2)	7	25
Income from equity method investments2)	(3)	(2)
Depreciation and amortization of intangibles2)	394	371
Capacity alignments costs and antitrust related matters2)	8	99
EBITDA per the Policy (Adjusted EBITDA)	$1,077	$852
Leverage ratio	1.2	1.7

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

To further reduce credit risk, deposits and financial instruments can only be entered into with core banks up to a calculated risk amount of $200 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. In addition, deposits can be made in U.S. and Swedish government short-term notes and certain AAA rated money market funds, as approved by the Company’s Board of Directors. At December 31, 2021, the Company held $579 million in AAA rated money market funds.

IMPAIRMENT RISK

Impairment risk refers to the risk that the Company will write down a material amount of its goodwill of close to $1.4 billion as of December 31, 2021. This risk is assessed at least annually in the fourth quarter each year when the Company performs its impairment testing.

In 2021, the Company performed a quantitative impairment testing by calculating the fair value of its goodwill. The estimated fair market value of goodwill is determined by the discounted cash flow method. The Company discounts projected operating cash flows using its weighted average cost of capital. Estimating the fair value requires the Company to make judgments about appropriate discount rates, growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows.

It has been concluded that presently the Company is not “at risk” of failing the goodwill impairment test. However, there can be no assurance that goodwill will not be impaired due to future significant declines in LVP, due to the Company's technologies or products becoming obsolete or for any other reason. The Company could also acquire companies where goodwill could turn out to be less resilient to deteriorations in external conditions. See also discussion under Goodwill and Intangible Assets in Note 2 and Note 10 to the Consolidated Financial Statements included herein.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2021 and 2020 and the Consolidated Statements of Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2021, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included below.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autoliv, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Product recalls
Description of the Matter

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company is exposed to product liability claims in the event its products fail to perform as represented and such failure results, or is alleged to result, in bodily injury, and/or property damage or other loss. The Company records liabilities for product recalls when probable claims are identified and when it is possible to reasonably estimate costs. Actual costs incurred could differ from the amounts estimated, requiring adjustments to these reserves in future periods. Provisions for product recalls are estimated based on the expected cost of replacing the product and the customer’s cost of carrying out the recall, which is affected by the number of vehicles subject to recall and the cost of labor and materials to remove and replace the defective product.

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

/s/ Ernst & Young AB
We have served as the Company´s auditor since 1984. Stockholm, Sweden
February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autoliv, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autoliv, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young AB

Stockholm, Sweden
February 22, 2022

Consolidated Statements of Income

		Years ended December 31
(DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)		2021	2020	2019
Net sales	Note 20	$8,230	$7,447	$8,548
Cost of sales		(6,719)	(6,201)	(6,963)
Gross profit		1,511	1,247	1,584
Selling, general and administrative expenses		(432)	(389)	(399)
Research, development and engineering expenses, net		(391)	(376)	(406)
Amortization of intangibles	Note 10	(10)	(10)	(12)
Other income (expense), net	Notes 11, 17	(3)	(90)	(43)
Operating income		675	382	726
Income from equity method investment	Note 8	3	2	2
Interest income		4	5	4
Interest expense	Note 13	(60)	(73)	(70)
Other non-operating items, net		(7)	(25)	(14)
Income before income taxes		614	291	648
Income tax expense	Note 5	(177)	(103)	(186)
Net income		437	188	463
Less: Net income attributable to non-controlling interest		2	1	1
Net income attributable to controlling interest		$435	$187	$462

Earnings per share - basic1)		$4.97	$2.14	$5.29
Earnings per share - diluted 1)		$4.96	$2.14	$5.29

Weighted average number of shares outstanding, net of treasury shares (in millions)		87.5	87.3	87.2
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)		87.7	87.5	87.4

Cash dividend per share - declared		$1.88	$—	$2.48
Cash dividend per share - paid		$1.88	$0.62	$2.48

See Notes to the Consolidated Financial Statements.

1) Participating share awards with the right to receive dividend equivalents are (under the two class method) excluded from the earnings per share calculation (see Note 21 in this Annual Report).

Consolidated Statements of Comprehensive Income

	Years ended December 31
(DOLLARS IN MILLIONS)	2021	2020	2019
Net income	$437	$188	$463
Other comprehensive (loss) income before tax:
Change in cumulative translation adjustments	(86)	97	2
Net change in unrealized components of defined benefit plans	37	8	(35)
Other comprehensive (loss) income, before tax	(49)	104	(33)
Tax effect allocated to other comprehensive (loss) income	(11)	(2)	7
Other comprehensive (loss) income, net of tax	(60)	103	(26)
Comprehensive income	377	291	437
Less: Comprehensive income attributable to non-controlling interest	2	2	1
Comprehensive income attributable to controlling interest	$375	$289	$436

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

		At December 31
(DOLLARS AND SHARES IN MILLIONS)		2021	2020
Assets
Cash and cash equivalents		$969	$1,178
Receivables, net	Note 6	1,699	1,820
Inventories, net	Note 7	777	798
Income tax receivable		45	44
Prepaid expenses and accrued income		164	164
Related party receivable	Note 19	1	2
Other current assets	Note 12, 17	20	263
Total current assets		3,675	4,269
Property, plant and equipment, net	Note 9	1,855	1,869
Operating lease right-of-use assets	Note 3	132	141
Goodwill	Note 10	1,387	1,398
Intangible assets, net	Note 10	8	14
Other non-current assets	Note 8, 17	481	466
Total assets		$7,537	$8,157
Liabilities and equity
Short-term debt	Note 13	$346	$302
Accounts payable		1,129	1,227
Accrued expenses	Notes 11, 12	987	1,260
Related party liabilities	Note 19	24	38
Income tax payable		81	97
Operating lease liabilities, current	Note 3	38	37
Other current liabilities		216	187
Total current liabilities		2,821	3,147
Long-term debt	Note 13	1,662	2,110
Pension liability	Note 18	197	248
Operating lease liabilities, non-current	Note 3	94	103
Other non-current liabilities		115	126
Total non-current liabilities		2,067	2,587
Commitments and contingencies	Note 17
Common stock1)		103	103
Additional paid-in capital		1,329	1,329
Retained earnings		2,742	2,471
Accumulated other comprehensive loss	Note 14	(408)	(347)
Treasury stock (15.3 and 15.4 shares, respectively)		(1,133)	(1,147)
Total controlling interest’s equity		2,633	2,409
Non-controlling interest		15	14
Total equity		2,648	2,423
Total liabilities and equity		$7,537	$8,157

1) Number of shares: 350 million authorized, 102.8 million issued for both years, and 87.5 and 87.4 million outstanding, net of treasury shares, for 2021 and 2020, respectively.

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(DOLLARS IN MILLIONS)	2021	2020	2019
Operating activities
Net income	$437	$188	$463
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	394	371	351
Deferred income taxes	(20)	(24)	(16)
Loss from equity method investments, net of dividends	(3)	0	4
Other, net	8	37	(5)
Net change in operating working capital:
EC antitrust payment	—	—	(203)
Receivables and other assets, gross	283	(415)	25
Inventories, gross	(19)	(34)	15
Accounts payable and accrued expenses	(314)	672	36
Income taxes	(12)	54	(29)
Net cash provided by operating activities	754	849	641
Investing activities
Expenditures for property, plant and equipment	(458)	(344)	(483)
Proceeds from sale of property, plant and equipment	4	4	7
Net cash used in investing activities	(454)	(340)	(476)
Financing activities
Net decrease in short-term debt	(286)	(240)	(364)
Increase in long-term debt	—	1,177	244
Repayment of long-term debt	(20)	(723)	0
Dividends paid to non-controlling interest	(1)	(1)	(1)
Dividends paid	(165)	(54)	(217)
Common stock options exercised	3	1	1
Net cash (used in) provided by financing activities	(469)	160	(338)
Effect of exchange rate changes on cash and cash equivalents	(39)	64	2
(Decrease) increase in cash and cash equivalents	(209)	734	(171)
Cash and cash equivalents at beginning of year	1,178	445	616
Cash and cash equivalents at end of year	$969	$1,178	$445

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Total Equity

					Accumulated
			Additional		other com-		Total parent	Non-
(DOLLARS AND SHARES	Number of	Common	paid in	Retained	prehensive	Treasury	shareholders’	controlling	Total
IN MILLIONS)	shares	stock	capital	earnings	(loss) income	stock	equity	interest	equity1)
Balance at December 31, 2018	103	$103	$1,329	$2,042	$(423)	$(1,167)	$1,884	$13	$1,897
Comprehensive Income:
Net income				462			462	1	463
Foreign currency translation					2		2	(0)	2
Pension liability					(28)		(28)		(28)
Total Comprehensive Income							436	1	437
Stock-based compensation						10	10		10
Cash dividends declared				(217)			(217)		(217)
Dividends paid to non-controlling interest on subsidiary shares								(1)	(1)
Distribution of Veoneer				(3)			(3)		(3)
Balance at December 31, 2019	103	$103	$1,329	$2,284	$(449)	$(1,158)	$2,109	$13	$2,122
Comprehensive Income:
Net income				187			187	1	188
Foreign currency translation					96		96	1	97
Pension liability					6		6		6
Total Comprehensive Income							289	2	291
Stock-based compensation				1		10	11		11
Dividends paid to non-controlling interest on subsidiary shares								(1)	(1)
Balance at December 31, 2020	103	$103	$1,329	$2,471	$(347)	$(1,147)	$2,409	$14	$2,423
Comprehensive Income:
Net income				435			435	2	437
Foreign currency translation					(87)		(87)	0	(86)
Pension liability					26		26		26
Total Comprehensive Income							375	2	377
Stock-based compensation						15	15		15
Cash dividends declared				(165)			(165)		(165)
Dividends paid to non-controlling interest on subsidiary shares								(1)	(1)
Balance at December 31, 2021	103	$103	$1,329	$2,742	$(408)	$(1,133)	$2,633	$15	$2,648

1) See Note 14 for further details – includes tax effects where applicable.

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

SEGMENT REPORTING

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

The Company as a whole has met the definition of an operating segment as it engages in business activities from which it may earn revenues and incur expenses, the consolidated operating results are regularly reviewed by the CEO/CODM to allocate resources and assess performance, and discrete financial information is available. Additionally, as Autoliv supplies customers on a global basis it also manages the business on a global basis. Therefore, based on the above analysis, the Company has concluded that the Company is the single operating and reportable segment under ASC 280, Segment Reporting. For more information on the Company's segment, see Note 20.

RECLASSIFICATIONS AND ROUNDINGS

Certain prior-year amounts have been reclassified to conform to current year presentation.

Certain amounts in the consolidated financial statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts.

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

EQUITY METHOD INVESTMENT

Investments accounted for under the equity method, means that a proportional share of the equity method investment’s net income increases the investment, and a proportional share of losses and payment of dividends decreases it. In the Consolidated Statements of Income, the proportional share of the net income (loss) is reported as Income from equity method investment.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. The accounting estimates that require management’s most significant judgments include the estimation of variable consideration for the Company's contracts with customers, valuation of stock-based compensation payments, assessment of recoverability of goodwill and intangible assets, estimation of pension benefit obligations based on actuarial assumptions, estimation of accruals for warranty and recalls, restructuring charges, uncertain tax positions, valuation allowances and legal proceedings. Actual results could differ from those estimates.

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

There are certain contracts where the criteria to recognize revenue over time have been met (e.g., there is no alternative use to the Company and the Company has an enforceable right to payment). In such cases, at period end, the Company recognizes revenue and a related asset and associated cost of goods sold and reduction in inventory. However, the financial impact of these contracts is immaterial considering the very short production cycles and limited inventory days on hand. The contract balances with customers, included in other current assets, amounted to $20 million as of December 31, 2021 and 2020.

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

RESEARCH, DEVELOPMENT AND ENGINEERING, NET (R,D&E)

Research and development and most engineering expenses are expensed as incurred. These expenses are reported net of expense reimbursements from contracts to perform engineering design and product development fulfillment activities related to the production of parts. For the years 2021, 2020 and 2019 total reimbursements from customers were $203 million, $181 million and $199 million, respectively.

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

STOCK-BASED COMPENSATION

The compensation costs for all of the Company’s stock-based compensation awards are determined based on the fair value method as defined in ASC 718, Compensation - Stock Compensation. The Company records the compensation expense for awards under the Stock Incentive Plan, including Restricted Stock Units (RSUs), Performance Shares (PSs) and stock options (SOs), over the respective vesting period. For further details, see Note 16.

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

EARNINGS PER SHARE

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). The Company’s unvested RSUs and PSs, of which some include the right to receive non-forfeitable dividend equivalents, are considered participating securities. The diluted EPS reflects the potential dilution that could occur if common stock was issued for awards under the Stock Incentive Plan and is calculated using the more dilutive method of either the two-class method or the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase ordinary shares at the average market price during the period. For unvested restricted stock, assumed proceeds under the treasury stock method will include unamortized compensation cost and windfall tax benefits or shortfalls. Post spin-off assumed proceeds under the treasury stock method related to RSUs will only include unamortized compensation cost related to Autoliv employees holding Autoliv RSUs. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. For further details, see Notes 16 and 21.

CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

RECEIVABLES AND ALLOWANCE FOR EXPECTED CREDIT LOSSES

In addition to individually assess overdue customer balances for expected credit losses, the Company also calculates an allowance that reflects the expected credit losses on receivables considering both historical experience as well as forward looking assumptions. The method calculates the expected credit loss for a group of customers by using the customer groups’ average short-term default rates based on officially published credit ratings and the Company’s historical experience. These default rates are considered the Company’s best estimate of the customer’s ability to pay. The Company regularly reassess the customer group’s and the applied customer group’s default rates by using its best judgement when considering changes in customer’s credit ratings, customer’s historical payments and loss experience, current market and economic conditions and the Company’s expectations of future market and economic conditions.

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

For further details on the Company’s financial instruments, see Notes 4 and 13.

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

Finance lease right-of-use assets are presented together with other property, plant and equipment assets and finance lease liabilities are presented together with other current and non-current liabilities in the Consolidated Balance Sheets.

For further details on the Company’s leases, see Note 3.

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

The Company performs its annual impairment testing in the fourth quarter of each year. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. The Company uses either a qualitative assessment or a quantitative calculation for its impairment testing. The qualitative assessment permits the Company to assess whether it is more than likely than not (i.e. a likelihood of greater than 50%) that goodwill or an indefinite-lived intangible asset is impaired. If the Company concludes based on the qualitative assessment that it is not more likely than not that the fair value of goodwill or an indefinite-lived intangible asset is less than its carrying amount, it would not have to quantitatively determine the asset’s fair value. The Company also consider external factors that could affect the significant inputs used to determine fair value.

In 2021, the Company performed a quantitative impairment test by calculating the fair value of its goodwill. The estimated fair market value of goodwill is determined by the discounted cash flow method. The Company discounts projected operating cash flows using its weighted average cost of capital. Estimating the fair value requires the Company to make judgments about appropriate discount rates, growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for the excess of carrying amount over the fair value of the respective reporting unit. To supplement this analysis, the Company compares the market value of its equity, calculated by reference to the quoted market prices of its shares, with the book value of its equity.

There were no impairments of goodwill from 2019 through 2021.

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

CONTINGENT LIABILITIES

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability or other matters (see Note 12). The Company diligently defends itself in such matters and, in addition, carries insurance coverage to the extent reasonably available against insurable risks. The Company records liabilities for claims, lawsuits and proceedings when they are probable and it is possible to reasonably estimate the cost of such liabilities. Legal costs expected to be incurred in connection with a loss contingency are expensed as such costs are incurred.

The Company believes, based on currently available information, that the resolution of outstanding matters, other than any antitrust related matters described in Note 17 after taking into account recorded liabilities and available insurance coverage, should not have a material effect on the Company’s financial position or results of operations. However, due to the inherent uncertainty associated with such matters, there can be no assurance that the final outcomes of these matters will not be materially different than currently estimated.

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

RECEIVABLES AND LIABILITIES IN NON-FUNCTIONAL CURRENCIES

Receivables and liabilities not denominated in functional currencies are converted at year-end exchange rates. Net transaction losses, reflected in the Consolidated Statements of Income, amounted to $(29) million in 2021, $(24) million in 2020 and $(15) million in 2019, and are recorded in operating income if they relate to operational receivables and liabilities or are recorded in other non-operating items, net if they relate to financial receivables and liabilities.

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

Adoption of New Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. ASU 2019-12 is effective for public business entities for annual periods beginning after December 15, 2020, and early adoption is permitted. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2019-12 as of January 1, 2021, and the adoption did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

None that are expected to have an impact on the Company.

3. Leases

The Company has operating leases for offices, manufacturing and research buildings, machinery, cars, data processing and other equipment. The Company’s leases have remaining lease terms of 1-46 years, some of which include options to extend the leases for up to 25 years, and some of which include options to terminate the leases within 1 year.

As of December 31, 2021, the Company has no additional material operating leases that have not yet commenced.

The following tables provide information about the Company’s operating leases. The Company has not identified any material finance leases as of December 31, 2021 and therefore the finance lease cost components have not been disclosed in the tables below.

Lease cost
(Dollars in millions)	Year ended December 31
	2021	2020
Operating lease cost	$44	$46
Short-term lease cost	10	8
Variable lease cost	4	2
Sublease income	(2)	(2)
Total lease cost	$57	$55

Other information
(Dollars in millions)	Year ended or as of December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$46	$46
Right-of-use assets obtained in exchange for new operating lease liabilities	41	48
Weighted-average remaining lease term - operating leases	7 years	6 years
Weighted-average discount rate - operating leases	2.1%	1.9%

Maturities of operating lease liabilities (undiscounted cash flows) are as follows:
(Dollars in millions)
Maturities
2022	$38
2023	28
2024	19
2025	14
2026	11
Thereafter	33
Total operating lease payments	142
Less imputed interest	(11)
Total operating lease liabilities	$132

4. Fair Value Measurements

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

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis for the continuing operations as of December 31, 2021 and December 31, 2020. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020 have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company choose not to offset are presented below.

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS

There were no derivatives designated as hedging instruments as of December 31, 2021 and December 31, 2020 related to the continuing operations.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

Derivatives not designated as hedging instruments, relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at December 31, 2021 and December 31, 2020 were foreign exchange swaps.

For 2021, the gains and losses recognized in other non-operating items, net are a loss of $33 million for derivative instruments not designated as hedging instruments. For 2020, the Company recognized a gain of $19 million in other non-operating items, net for derivative instruments not designated as hedging instruments. For 2019, the Company recognized a gain of $4 million in other non-operating items, net for derivative instruments not designated as hedging instruments. The realized part of the losses referred to above are reported under financing activities in the statement of cash flows. For 2021, 2020 and 2019, the gains and losses recognized as interest expense were immaterial.

	DECEMBER 31, 2021						DECEMBER 31, 2020
			Fair Value Measurements						Fair Value Measurements
			Derivative asset		Derivative liability				Derivative asset		Derivative liability
	Nominal		(Other current		(Other current		Nominal		(Other current		(Other current
(Dollars in millions)	volume		assets)		liabilities)		volume		assets)		liabilities)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign exchange swaps, less than 6 months	$1,348	1)	$5	2)	$16	3)	$1,463	4)	$25	5)	$3	6)
TOTAL DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	$1,348		$5		$16		$1,463		$25		$3

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,326 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $5 million.

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

The fair value and carrying value of debt for the continuing operations are summarized in the table below (dollars in millions).

	DECEMBER 31, 2021		DECEMBER 31, 2020
	CARRYING VALUE1)	FAIR VALUE	CARRYING VALUE1)	FAIR VALUE
LONG-TERM DEBT
Bonds	$1,330	$1,400	$1,377	$1,483
Loans	332	347	733	753
Other long-term debt	—	—	1	1
TOTAL	$1,662	$1,747	$2,110	$2,237

SHORT-TERM DEBT
Short-term portion of long-term debt	332	333	275	279
Overdrafts and other short-term debt	14	14	27	27
TOTAL	$346	$348	$302	$305

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

For the period 2019-2021, the Company did not record any material impairment charges on its long-lived assets for its continuing operations.

5. Income Taxes

INCOME BEFORE INCOME TAXES (Dollars in millions)	2021	2020	2019
U.S.	$(38)	$(102)	$67
Non-U.S.	652	393	582
Total	$614	$291	$648

PROVISION FOR INCOME TAXES (Dollars in millions)	2021	2020	2019
Current
U.S. federal	$8	$(41)	$19
Non-U.S.	191	169	178
U.S. state and local	(2)	(2)	5

Deferred
U.S. federal	(8)	(6)	(3)
Non-U.S.	(10)	(17)	(13)
U.S. state and local	(2)	(2)	(1)
Total income tax expense	$177	$103	$186

EFFECTIVE INCOME TAX RATE (%)	2021	2020	2019
U.S. federal income tax rate	21.0%	21.0%	21.0%
Non-Deductible Expenses	(0.1)	3.0	0.3
Foreign tax rate variances	3.1	8.4	4.1
Tax credits	(2.2)	(3.2)	(1.7)
Current year losses with no benefit	0.1	7.1	0.2
Net operating loss carry-forwards	(0.2)	—	(0.1)
Changes in tax reserves	0.6	1.7	1.7
Provision to Return	(0.2)	(8.8)	(2.3)
Earnings of equity investments	(0.1)	(0.2)	(0.1)
Withholding taxes	4.5	8.5	2.4
State taxes, net of federal benefit	(0.5)	(0.7)	0.4
Tax Audits	0.6	0.0	0.0
U.S. FDII Deduction	—	—	(0.5)
U.S. GILI Tax	1.1	—	1.8
Other, net	1.2	(1.5)	1.4
Effective income tax rate	28.9%	35.3%	28.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 31, 2021, the Company had net operating loss carryforwards (NOL’s) of approximately $344 million, of which approximately $340 million have no expiration date. The remaining losses expire on various dates through 2025. The Company also has $25 million of U.S. Foreign Tax Credit carry forwards, which begin to expire in 2026.

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

At any given time, the Company is undergoing tax audits in several tax jurisdictions, covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2015. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2010. The Company is undergoing tax audits in several non-U.S. jurisdictions and several U.S. state jurisdictions, covering multiple years. As of December 31, 2021, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements, however, other audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods.

The Company recognizes interest and potential penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2020, the Company had recorded $46 million for unrecognized tax benefits related to prior years, including $10 million of accrued interest and penalties. During 2021, the Company recorded a net decrease of $2 million to income tax reserves for unrecognized tax benefits related to tax positions taken in prior years. Also during 2021, the Company recorded a net increase of $5 million to income tax reserves for unrecognized tax benefits based on tax positions taken in the current year.

The Company had $11 million accrued for the payment of interest and penalties as of December 31, 2021. Of the total unrecognized tax benefits of $49 million recorded at December 31, 2021, $15 million is classified as current income tax payable, and $34 million is classified as non-current tax payable included in Other Non-Current Liabilities on the Consolidated Balance Sheets. Substantially all of these reserves would impact the effective tax rate if released into income. The following table summarizes the activity related to the Company’s unrecognized tax benefits (dollars in millions):

UNRECOGNIZED TAX BENEFITS	2021	2020	2019
Unrecognized tax benefits at beginning of year	$63	$59	$50
Increases as a result of tax positions taken during a prior period	3	1	4
Increases as a result of tax positions taken during the current period	5	4	6
Decreases as a result of tax positions taken during the current period	0	0	0
Decreases relating to settlements with taxing authorities	(4)	0	0
Decreases resulting from the lapse of the applicable statute of limitations	(1)	(1)	(1)
Translation Difference	(1)	(0)	0
Total unrecognized tax benefits at end of year	$65	$63	$59

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities were as follows (dollars in millions).

DEFERRED TAXES	December 31,
	2021	2020	2019
Assets
Provisions	$136	$141	$105
Costs capitalized for tax	29	21	26
Property, plant and equipment	0	5	10
Retirement Plans	46	59	61
Tax receivables, principally NOL’s	109	110	94
Deferred tax assets before allowances	320	336	295
Valuation allowances	(59)	(68)	(61)
Total	$261	$268	$234

Liabilities
Acquired intangibles	$0	$(2)	$(4)
Statutory tax allowances	(6)	(0)	(0)
Distribution taxes	(6)	(15)	(15)
Other	(3)	(4)	(7)
Total	(15)	(21)	(26)
Net deferred tax asset	$246	$247	$208

The following table summarizes the activity related to the Company’s valuation allowances (dollars in millions):

VALUATION ALLOWANCES AGAINST DEFERRED TAX ASSETS	December 31,
	2021	2020	2019
Allowances at beginning of year	$68	$61	$71
Benefits reserved current year	5	14	4
Benefits recognized current year	(9)	(1)	(11)
Translation difference	(5)	(6)	(4)
Allowances at end of year	$59	$68	$61

6. Receivables

(Dollars in millions)	December 31,
	2021	2020	2019
Receivables	$1,707	$1,831	$1,632
Allowance for credit loss at beginning of year	$(12)	$(9)	$(7)
Reversal of (addition to) allowance	(0)	(4)	(4)
Write-off against allowance	4	1	2
Translation difference	1	(1)	0
Allowance for credit loss at end of year	$(8)	$(12)	$(9)
Total receivables, net of allowance	$1,699	$1,820	$1,624

7. Inventories

(Dollars in millions)	December 31,
	2021	2020	2019
Raw material	$395	$379	$366
Work in progress	283	292	257
Finished products	190	220	200
Inventories	$868	$891	$824
Inventory reserve at beginning of year	$(93)	$(83)	$(85)
Reversal of (addition to) reserve	(3)	(3)	6
Translation difference	5	(6)	(5)
Inventory reserve at end of year	$(91)	$(93)	$(83)
Total inventories, net of reserve	$777	$798	$741

8. Other Non-Current Assets

(Dollars in millions)	December 31,
	2021	2020
Equity method investments	$11	$9
Deferred tax assets	271	281
Income tax receivables	20	28
Insurance receivables	127	105
Other non-current assets	51	44
Total other non-current assets	$481	$466

As of December 31, 2021 and 2020, the Company had one equity method investment. The Company has ownership of 49% in Autoliv-Hirotako Safety Sdn, Bhd (parent and subsidiaries) in Malaysia which it currently does not control, but in which it exercises significant influence over operations and financial position.

9. Property, Plant and Equipment

(Dollars in millions)	December 31,
	2021	2020	Estimated life
Land and land improvements	$147	$121	n/a to 15
Buildings	957	962	20-40
Machinery and equipment	4,193	4,208	3-12
Construction in progress	354	314	n/a
Property, plant and equipment	$5,651	$5,605
Less accumulated depreciation	(3,796)	(3,736)
Net of depreciation	$1,855	$1,869

DEPRECIATION INCLUDED IN	2021	2020	2019
Cost of sales	$348	$327	$307
Selling, general and administrative expenses	13	13	13
Research, development and engineering expenses, net	23	21	19
Total	$384	$361	$339

No significant fixed asset impairments related to the Company’s continuing operations were recognized during 2021, 2020 or 2019.

The net book value of machinery and equipment and buildings and land under finance lease contracts recorded at December 31, 2021 and December 31, 2020 were immaterial. The amortization expense related to finance leases is included with depreciation expenses disclosed in the table above.

10. Goodwill and Intangible Assets

GOODWILL (Dollars in millions)	2021	2020
Carrying amount at beginning of year	$1,398	$1,388
Translation differences	(11)	10
Carrying amount at end of year	$1,387	$1,398

Approximately $1.2 billion of the Company’s goodwill is associated with the 1997 merger of Autoliv AB and the Automotive Safety Products Division of Morton International, Inc. No goodwill impairment charges were recognized during 2021, 2020 or 2019.

AMORTIZABLE INTANGIBLES (Dollars in millions)	2021	2020
Gross carrying amount	$398	$407
Accumulated amortization	(390)	(393)
Carrying value	$8	$14

At December 31, 2021, intangible assets subject to amortization mainly relate to acquired technology. No significant impairments of intangible assets were recognized during 2021, 2020 or 2019.

Amortization expense related to intangible assets was $10 million, $10 million and $12 million in 2021, 2020 and 2019, respectively. Estimated future amortization expense is: 2022: $3 million; 2023: $3 million; 2024: $2 million; 2025: $— million and 2026: $— million.

11. Restructuring

Restructuring provisions are made on a case-by-case basis and primarily include severance costs incurred in connection with headcount reductions and plant consolidations. Restructuring costs other than employee related costs are immaterial for all periods presented and are included in the table below. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its existing credit facilities. The Company does not expect that the execution of these programs will have an adverse impact on its liquidity position. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. The restructuring reserve balance is included within Accrued expenses in the Consolidated Balance Sheet.

(Dollars in millions)	2021	2020	2019
Reserve at beginning of the period	$126	$56	$33
Provision - charge	$39	$109	$57
Provision - reversal	$(31)	$(10)	$(3)
Cash payments	$(37)	$(38)	$(30)
Translation difference	$(8)	$9	$(1)
Reserve at end of the period	$88	$126	$56

As of December 31, 2021, approximately $15 million out of the $88 million in total reserve balance can be attributed to the structural efficiency program initiated in the second quarter of 2020. This program is expected to be concluded in 2022. Approximately $52 million of the total reserve balance can be attributed to footprint optimization activities in Europe, initiated in the third quarter of 2020 and expected to be concluded in 2023, and in Asia, initiated in the fourth quarter of 2021 and expected to be concluded in 2022.

The restructuring charges in 2021 of $39 million mainly relates to footprint optimization activities primarily in Asia. Reversals are mainly related to the structural efficiency program initiated in the second quarter of 2020. Cash payments in 2021 are related to the structural efficiency program initiated in the second quarter of 2020 and other footprint activities.

The restructuring charges in 2020 of $109 million, mainly related to the structural efficiency program initiated in the second quarter of 2020 in the Americas and Europe, and footprint optimization activities in Europe initiated in the third quarter of 2020. Cash payments in 2020 mainly related to the structural efficiency program initiated in 2019.

The restructuring charges in 2019 of $57 million mainly related to the structural efficiency program initiated in the second quarter of 2019. Cash payments in 2019 mainly related to the structural efficiency program initiated in 2019.

12. Product Related Liabilities

Autoliv is exposed to product liability and warranty claims in the event that the Company’s products fail to perform as represented and such failure results, or is alleged to result, in bodily injury, and/or property damage or other loss. The Company has reserves for product risks. Such reserves are related to product performance issues including recall, product liability and warranty issues. For further information, see Note 17.

The Company records liabilities for product related risks when probable claims are identified and when it is possible to reasonably estimate costs. Changes in reserve for warranty claims are estimated based on prior experience, likely changes in performance of newer products, and the mix and volume of the products sold. The changes in reserve are recorded on an accrual basis.

Pursuant to the Spin-off Agreements, Autoliv is also required to indemnify Veoneer for recalls related to certain qualified Electronics products. At December 31, 2021, the reserves for indemnification liabilities were approximately $9 million and were included within accrued expenses on the Consolidated Balance Sheet.

Of the cash payments in 2021 the main part was related to the previously disclosed "Toyota Recall" issue. In 2020, the change in reserve mainly related to recall related issues, whereof the “Toyota Recall” represented the major recall issue. In 2019, the change in the reserve mainly related to other recall and warranty related issues. In 2020 and 2019, cash payments primarily relate to recall and warranty related issues. The reserve for product related liabilities is included in accrued expenses on the Consolidated Balance Sheet.

A majority of the Company’s recall related issues as of December 31, 2021 are covered by insurance. Insurance receivables are included within other current and non-current assets on the Consolidated Balance Sheet. As of December 31, 2021, the Company had total insurance receivables related to recall issues of $138 million ($343 million as of December 31, 2020).

The table below summarizes the change in the balance sheet position of the product related liabilities (dollars in millions).

(Dollars in millions)	2021	2020	2019
Reserve at beginning of the year	$341	$72	$62
Change in reserve	49	304	39
Cash payments	(245)	(36)	(29)
Translation difference	(1)	1	(0)
Reserve at end of the year	$144	$341	$72

13. Debt and Credit Agreements

SHORT-TERM DEBT

As of December 31, 2021 and 2020, total short-term debt was $346 million and $302 million, respectively. As of December 31, 2021, short-term debt consisted mainly of a $332 million (SEK 3,000 million) loan from Swedish Export Credit Corporation.

The Company’s subsidiaries have credit agreements, principally in the form of overdraft facilities with several local banks. Total available short-term facilities as of December 31, 2021, excluding commercial paper facilities as described below, amounted to $428 million, of which approximately $14 million was utilized. The weighted average interest rate on total short-term debt outstanding at December 31, 2021 and 2020, excluding the short-term portion of long-term debt, was 2% and 3%, respectively.

LONG-TERM DEBT

As of December 31, 2021 and 2020, total long-term debt was $1,662 million and $2,110 million, respectively.

In June 2020 the Company utilized its new SEK 6,000 million facility with Swedish Export Credit Corporation which was signed in May 2020. The SEK 6,000 million facility was utilized in two different loans. One SEK 3,000 million loan maturing in 2022 carrying a floating interest rate of 3M STIBOR +1.35% and one SEK 3,000 million loan maturing in 2025 carrying a floating interest rate of 3M STIBOR +1.85%.

In June 2018, the Company also issued €500 million of 5-year notes in the Eurobond market. The notes carry a coupon of 0.75%.

In 2014, the Company issued long-term debt securities in a U.S. Private Placement. As of December 31, 2021 the total long-term debt outstanding from the 2014 issuance of $767 million consist of: $297 million aggregate principal amount of 10-year senior notes with an interest rate of 4.09%; $285 million aggregate principal amount of 12-year senior notes with an interest rate of 4.24%; and $185 million aggregate principal amount of 15-year senior notes with an interest rate of 4.44%.

CREDIT FACILITIES

In July 2016, the Company signed a $1,100 million senior unsecured revolving credit facility with 14 banks. The term of the facility was 5 years with two one-year extension options. The Company has utilized these extension options and extended the maturity to July 2023. The Company pays a commitment fee on the undrawn amount. The commitment fee is 35% of the applicable margin. The applicable margin is related to the Company’s credit rating. Given the Company’s current credit rating of BBB from S&P Global Ratings, the applicable margin is 0.375%. As of December 31, 2021, the facility was not utilized.

The Company has a €3,000 million Euro Medium Term Note Program in place for being able to issue notes to be traded on the Global Exchange Market of Euronext Dublin. At December 31, 2021, no notes had been issued under this program.

The Company has two commercial paper programs: one SEK 7 billion (approx. $774 million) Swedish program and a $1 billion U.S. program. At December 31, 2021 no commercial papers have been issued under these programs.

The Company is not subject to any financial covenants, i.e. performance related restrictions, in any of its significant long-term borrowings or commitments.

CREDIT RISK

In the Company’s financial operations, credit risk arises in connection with cash deposits with banks and when entering into forward exchange agreements, swap contracts or other financial instruments. In order to reduce this risk, deposits and financial instruments are only entered with a limited number of banks up to a calculated risk amount of $200 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. The policy of the Company is to work with banks that have a strong credit rating and that participate in the Company’s financing. In addition to this, deposits of up to an aggregate amount of $2 billion can be placed in U.S. and Swedish government paper and in certain AAA rated money market funds. As of December 31, 2021, the Company had placed $579 million in money market funds.

The table below shows debt maturity as cash flow. For a description of hedging instruments used as part of debt management, see the Financial Instruments section of Note 2 and Note 4.

DEBT PROFILE

							Total
PRINCIPAL AMOUNT BY EXPECTED MATURITY (dollars in millions)	2022	2023	2024	2025	2026	Thereafter	long- term	Total
Bonds	$—	$565	$297	$—	$285	$185	$1,332	$1,332
Loans	332	—	—	332	—	—	332	664
Commercial papers	—	—	—	—	—	—	—	—
Other short-term debt	14	—	—	—	—	—	—	14
Total principal amount	$346	$565	$297	$332	$285	$185	$1,664	$2,010	1)

1) The difference between reported total debt and total principal amount is mainly related to capitalized debt issuance costs.

14. Shareholders’ Equity

The number of shares outstanding as of December 31, 2021 was 87,483,781.

DIVIDENDS	2021	2020	2019
Cash dividend paid per share	$1.88	$0.62	$2.48
Cash dividend declared per share	$1.88	$—	$2.48

OTHER COMPREHENSIVE LOSS / ENDING BALANCE1) (Dollars in millions)	2021	2020	2019
Cumulative translation adjustments	$(355)	$(269)	$(365)
Net pension liability	(52)	(78)	(84)
Total (ending balance)	$(408)	$(347)	$(449)

Deferred taxes on the pension liability	$15	$23	$25

1) The components of Other Comprehensive Loss are net of any related income tax effects.

SHARE REPURCHASE PROGRAM

On December 31, 2021, the stock repurchase program authorized by the Board of Directors in 2014 expired with approximately 3 million shares remaining. In November 2021, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million shares (whichever comes first) between January 2022 and the end of 2024.

15. Supplemental Cash Flow Information

Payments for interest and income taxes were as follows:

(Dollars in millions)	2021	2020	2019
Interest	$60	$73	$72
Income taxes	207	104	192

16. Stock Incentive Plan

Eligible employees and non-employee directors of Autoliv participate in the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and received Autoliv stock-based awards which include stock options (SOs), restricted stock units (RSUs) and performance shares (PSUs).

The fair value of the RSUs and PSUs is calculated as the grant date fair value of the shares expected to be issued. The RSUs and PSUs granted in 2021, 2020 and 2019 entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs and PSUs. For the grants made during 2021, 2020 and 2019, the fair value of a RSU and a PSU was calculated by using the closing stock price on the grant date. The grant date fair value during 2021 was approximately $6 million for the RSUs and approximately $6 million for the PSUs.

Under the compensation policy approved in 2020, the Company’s non-employee directors receive RSUs equivalent to approximately 54% of their annual base retainer except for the Chairman of the Board of Directors who also receives 50% of his Non-Executive Chairman supplemental retainer in RSUs. All RSUs vest in one installment on the earlier of the next AGM or the first anniversary of the grant date, in each case subject to the grantee’s continued service as a non-employee director on the vesting date with limited exceptions. The RSUs granted to the Company’s non-employee directors entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. The grant date fair value for the RSUs granted in 2021 to the Company’s non-employee directors was approximately $1 million.

The source of the shares issued upon vesting of awards is generally from treasury shares. The Stock Incentive Plan provides for the issuance of up to 9,585,055 common shares for awards. At December 31, 2021, 6,812,805 of these shares have been issued for awards which includes 93,455 shares of common stock issued to non-employee directors in satisfaction of all or a portion of his or her annual base retainer for service on the Board. Included within the RSUs granted in 2021 are 15,530 RSUs issued to non-employee directors in satisfaction of all or a portion of his or her annual base retainer for service on the Board.

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

The Company recorded approximately $10 million, $12 million and $8 million stock-based compensation expense related to RSUs and PSUs for 2021, 2020 and 2019, respectively. The total compensation cost related to non-vested awards not yet recognized is $13 million for RSUs and PSs and the weighted average period over which this cost is expected to be recognized is approximately 1.7 years. There are no remaining unrecognized compensation costs associated with SOs.

Information on the number of RSUs, PSUs and SOs related to the Stock Incentive Plan during the period of 2019 to 2021 is as follows.

RSUs	2021	2020	2019
Weighted average fair value at grant date	$94.01	$69.58	$76.85

Outstanding at beginning of year	244,901	255,195	262,074
Granted	81,866	115,500	109,653
Shares issued	(99,399)	(105,750)	(86,086)
Cancelled/Forfeited/Expired	(9,100)	(20,044)	(30,446)
Outstanding at end of year	218,268	244,901	255,195

The aggregate intrinsic value for RSUs outstanding at December 31, 2021 was approximately $16 million.

PSUs	2021	2020	2019
Weighted average fair value at grant date	$93.90	$69.86	$77.00

Outstanding at beginning of year	158,128	76,321	—
Change in performance conditions	(44,385)	23,998	12,530
Granted	74,427	75,940	66,542
Cancelled/Forfeited/Expired	(8,859)	(18,131)	(2,751)
Outstanding at end of year	179,311	158,128	76,321

The PSUs granted include assumptions regarding the ultimate number of shares that will be issued based on the probability of achievement of the performance conditions. Changes in those assumptions result in changes in the estimated shares to be issued which is reflected in the “Change in performance conditions” line above.

SOs	Number of options	Weighted average exercise price
Outstanding at December 31, 2018	142,074	$63.43
Exercised	(20,928)	42.11
Spin conversion 1)	(5,271)	80.40
Outstanding at December 31, 2019	115,875	66.70
Exercised	(14,238)	55.55
Cancelled/Forfeited/Expired	(11,462)	69.25
Outstanding at December 31, 2020	90,175	68.13
Exercised	(40,112)	67.49
Cancelled/Forfeited/Expired	(188)	51.74
Outstanding at December 31, 2021	49,875	68.71

OPTIONS EXERCISABLE
At December 31, 2019	115,875	$66.70
At December 31, 2020	90,175	68.13
At December 31, 2021	49,875	68.71

1) Reflects the cancellation of SOs outstanding as of the Distribution Date, and the conversion to new awards in accordance with the conversion factor 1.41. The weighted average exercise price reflects the exercise price of the shares cancelled due to the Veoneer spin-off.

The following summarizes information about SOs outstanding and exercisable at December 31, 2021:

RANGE OF EXERCISE PRICES	Number outstanding & exercisable	Remaining contract life (in years)	Weighted average exercise price
$47.52	4,435	0.14	$47.52
$49.07	8,113	1.14	49.07
$67.29	13,961	2.14	67.29
$80.40	23,366	3.13	80.40
	49,875	2.26	68.71

The total aggregate intrinsic value, which is the difference between the exercise price and $103.41 (closing price per share at December 31, 2021), for all “in the money” SOs, both outstanding and exercisable as of December 31, 2021, was approximately $2 million.

17. Contingent Liabilities

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

As noted in Note 12 above, as of December 31, 2021, the Company has accrued $144 million for total product related liabilities. The majority of the total product liability accrual as of December 31, 2021, relates to recalls, which are generally covered by insurance. Insurance receivables for such recall related liabilities total $138 million as of December 31, 2021.

Product Liability:

On September 18, 2014, Jamie Andrews filed a wrongful death products liability suit against several Autoliv entities stemming from a fatal car accident in 2013 where the plaintiff’s husband was fatally injured. The lawsuit alleges that Autoliv should be liable for a defectively-designed driver seatbelt. The case was removed to the United States District Court for the Northern District of Georgia. The suit originally included Bosch and Mazda entities as well, but these entities were dismissed pursuant to confidential settlement agreements with the plaintiff, and all of the Autoliv entities except Autoliv Japan Ltd. were also dismissed. On January 10, 2017, the District Court entered an order granting summary judgment in favor of Autoliv, concluding that Autoliv was not actively involved in the design of Mr. Andrews’s seatbelt and, therefore, should not be liable for plaintiff’s claims as a matter of law. However, on appeal, the Eleventh Circuit Court of Appeals reversed the decision, holding that, under Georgia’s products liability statute, Autoliv could be liable for a design defect associated with the seatbelt, regardless of its level of involvement in the seatbelt’s ultimate design, because Autoliv manufactured it. On October 4, 2021, the case proceeded to a bench trial before the United States District Court for the Northern District of Georgia. On December 31, 2021, the District Court entered a Final Order and Judgment concluding that Mr. Andrews’s seatbelt was defectively designed and Autoliv was strictly liable for the design. In doing so, the District Court concluded that Mr. Andrews had incurred $27,019,343 in compensatory damages, but only ordered Autoliv to pay 50 percent of that amount, $13,509,671 after finding that 50 percent of the fault for Mr. Andrews’s damages should be apportioned to Mazda. The Court declined to apportion any fault for Mr. Andrews’s damages to Mr. Andrews or Bosch. The District Court also entered an award of punitive damages against Autoliv in the amount of $100,000,000. The plaintiff has since filed a post-trial motion asking the District Court to hold Autoliv liable for the entire amount of compensatory damages ($27,019,343), not just $13,509,671. The plaintiff has also requested pre-judgment interest on the damages awards plus attorneys’ fees and costs. Autoliv plans to oppose these requests.

The Company believes the District Court’s verdict was in error, including the grossly high punitive damages award, and has filed a post-trial motion with the District Court asking for reconsideration of the verdict. To the extent its post-trial motion is denied, the Company also plans to appeal the verdict.

The Company has determined that a loss with respect to this litigation is probable and has in the fourth quarter of 2021 accrued $14 million pursuant to ASC 450. The accrual is reflected in the total product liability accrual at December 31, 2021. This amount reflects the low end of the range of a probable loss of $14 million to $114 million. The accrual reflects the Company’s best estimate of the probable loss based on currently available information and does not include any amount for the punitive damages. It is reasonably possible that the Company may have to pay the entire damages awarded by the District Court. The Company believes that its insurance should cover all of the types of damages awarded by the District Court, and has therefore recognized a receivable, included within Other non-current assets on the Consolidated Balance Sheet at December 31, 2021, for the expected insurance proceeds. However, the extent of the Company's insurance coverage for punitive damages in this matter is uncertain and may be less than all of such punitive damages ultimately awarded. In the event all or a portion of the punitive damages award survives the Company's post-judgement actions, the Company will continue to engage with our insurance carriers and aggressively pursue all potential recoveries. The ultimate loss to the Company of the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

Specific Recalls:

On June 29, 2016, the Company announced that it was cooperating with Toyota Motor Corp. in its recall of approximately 1.4 million vehicles equipped with a certain model of the Company’s side curtain airbag (the “Toyota Recall”). The Company determined pursuant to ASC 450 that a loss with respect to the Toyota Recall was probable and accrued an amount that was included in the total product liability accrual in the fourth quarter of 2020. The Company settled and resolved the Toyota Recall on April 27, 2021. The final amount by which the product liability accrual exceeded the product liability insurance receivable was $26 million. The matter is now closed.

In the fourth quarter of 2020, the Company was made aware of a potential recall by one of its customers (the “Unannounced Recall”). The Company continues to evaluate this matter with its customer. The Company determined pursuant to ASC 450 that a loss with respect to the Unannounced Recall is probable and accrued an amount that is reflected in the total product liability accrual in the fourth quarter of 2020 and increased the accrual in the fourth quarter of 2021. The amount by which the product liability accrual exceeds the product liability insurance receivable with respect to the Unannounced Recall is $27 million and includes self-insurance retention costs and deductibles. The ultimate loss to the Company of the Unannounced Recall could be materially different from the amount the Company has accrued.

Volvo Car USA, LLC (together with its affiliates, “Volvo”) has recalled approximately 762,000 vehicles relating to the malfunction of inflators produced by ZF (the “ZF Inflator Recall”). The recalled ZF inflators were included in airbag modules supplied by the Company only to Volvo. The recall commenced in November 2020 and later expanded in September 2021. Because the Company’s airbags were involved with the ZF Inflator Recall, the Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the ZF Inflator Recall. The Company continues to evaluate this matter with Volvo and ZF and no accrual has been made. Although the Company currently estimates a range of $0 to $43 million with respect to this potential loss, the Company anticipates that any losses net of insurance claims and claims against ZF will be immaterial.

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

The table in Note 12 Product Related Liabilities above summarizes the change in the balance sheet position of the product related liabilities for the fiscal year ended December 31, 2021.

18. Retirement Plans

DEFINED CONTRIBUTION PLANS

Many of the Company’s employees are covered by government sponsored pension and welfare programs. Under the terms of these programs, the Company makes periodic payments to various government agencies. In addition, in some countries the Company sponsors or participates in certain non-governmental defined contribution plans. Contributions to defined contribution plans for the years ended December 31, 2021, 2020 and 2019 were $18 million, $15 million and $16 million, respectively.

MULTIEMPLOYER PLANS

The Company participates in a multiemployer plan in Sweden. This ITP-2 plan is funded through Alecta and covers employees born before 1979, for whom it provides a final pay pension benefit based on all service with participating employers. The Company must pay for wage increases in excess of inflation on service earned with previous employers. The plan also provides disability and family benefits and is more than 100% funded. The Company´s contributions to this multiemployer plan for the years ended December 31, 2021, 2020 and 2019 were $5 million, $4 million and $4 million, respectively.

DEFINED BENEFIT PLANS

The Company has a number of defined benefit pension plans, both contributory and non-contributory, in the U.S., France, Germany, India, Japan, Mexico, Philippines, Poland, Sweden, South Korea, Thailand, Turkey and the United Kingdom. There are funded as well as unfunded plan arrangements which provide retirement benefits to both U.S. and non-U.S. participants.

The main plan is the U.S. plan for which the benefits are based on an average of the employee’s earnings in the years preceding retirement and on credited service. In a prior year, the Company closed participation in the Autoliv ASP, Inc. Pension Plan to exclude those employees hired after December 31, 2003. Within the U.S. there is also a non-qualified restoration plan that provides benefits to employees whose benefits in the primary U.S. plan are restricted by limitations on the compensation that can be considered in calculating their benefits. During December 2017 the Company amended the U.S. defined benefit pension plan, communicating a benefits freeze that will begin on December 31, 2021. Settlement accounting has been triggered because the lump-sum payments made during the year exceeded the sum of service cost and interest cost.

For the Company’s non-U.S. defined benefit plans the most significant individual plan is in the U.K. The Company has closed participation in the U.K. defined benefit plan to exclude all employees hired after April 30, 2003 with few members currently accruing benefits.

CHANGES IN BENEFIT OBLIGATIONS AND PLAN ASSETS FOR THE YEARS ENDED DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2021	2020	2021	2020
Benefit obligation at beginning of year	$426	$400	$279	$253
Service cost	8	8	12	12
Interest cost	10	12	5	6
Actuarial (gain) loss due to:
Change in discount rate	(17)	46	(22)	13
Experience	3	(5)	9	0
Other assumption changes	3	3	4	(11)
Benefits paid	(4)	(4)	(8)	(9)
Plan settlements	(48)	(34)	(2)	(0)
Other	—	—	(0)	2
Translation difference	—	—	(16)	15
Benefit obligation at end of year	$381	$426	$260	$279

Fair value of plan assets at beginning of year	$355	$324	$103	$89
Actual return on plan assets	25	53	1	9
Company contributions	15	17	11	10
Benefits paid	(4)	(4)	(8)	(9)
Plan settlements	(48)	(34)	(2)	(0)
Translation difference	—	—	(2)	5
Fair value of plan assets at end of year	$343	$355	$101	$103
Pension liability recognized in the balance sheet	$38	$72	$159	$176

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

COMPONENTS OF NET PERIODIC BENEFIT COST ASSOCIATED WITH THE DEFINED BENEFIT RETIREMENT PLANS FOR THE YEARS ENDED DECEMBER 31

	U.S.
(Dollars in millions)	2021	2020	2019
Service cost	$8	$8	$7
Interest cost	10	12	14
Expected return on plan assets	(18)	(16)	(14)
Amortization of actuarial loss	2	3	2
Settlement loss	5	7	0
Net periodic benefit cost	$7	$13	$10

	Non-U.S.
(Dollars in millions)	2021	2020	2019
Service cost	$12	$12	$11
Interest cost	5	6	6
Expected return on plan assets	(2)	(2)	(2)
Amortization of prior service costs	0	0	0
Amortization of actuarial loss	1	2	1
Settlement loss	0	0	1
Special termination benefits	—	0	1
Net periodic benefit cost	$17	$19	$18

The service cost and amortization of prior service cost components are reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components, interest cost, expected returns on plan assets and amortization of actuarial loss, are reported as Other non-operating items, net in the Consolidated Statements of Income.

Amortization of the net actuarial loss from accumulated other comprehensive income is made over the estimated average remaining lifetime of the plan participants (28 to 32 years) for the U.S. plans, and the estimated average remaining service lives or lifetimes of the plan participants for the non-U.S. plans, the periods varying over a wide range between the different countries depending on the age of the population concerned.

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS BEFORE TAX AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2021	2020	2021	2020
Net actuarial loss	$35	$62	$30	$42
Prior service cost	—	0	3	4
Total accumulated other comprehensive loss recognized in the balance sheet	$35	$62	$33	$45

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BEFORE TAX FOR THE YEARS ENDED DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2021	2020	2021	2020
Total retirement benefit recognized in accumulated other comprehensive loss at beginning of year	$62	$63	$45	$51
Net actuarial loss (gain)	(19)	8	(8)	(5)
Amortization of prior service credit (cost)	—	0	(0)	(0)
Amortization of actuarial loss	(7)	(10)	(2)	(2)
Translation difference	—	—	(2)	2
Total retirement benefit recognized in accumulated other comprehensive loss at end of year	$35	$62	$33	$45

The accumulated benefit obligation for the U.S. non-contributory defined benefit pension plans was $381 million and $419 million at December 31, 2021 and 2020, respectively. The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $223 million and $237 million at December 31, 2021 and 2020, respectively.

Pension plans for which the accumulated benefit obligation (ABO) is notably in excess of the plan assets reside in the following countries: U.S., Mexico, France, Germany, Japan, South Korea, Sweden, Thailand and Turkey.

PENSION PLANS FOR WHICH ABO EXCEEDS THE FAIR VALUE OF PLAN ASSETS AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2021	2020	2021	2020
Projected Benefit Obligation (PBO)	$381	$426	$164	$179
Accumulated Benefit Obligation (ABO)	381	419	132	143
Fair value of plan assets	343	355	4	4

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual net periodic benefit cost.

ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATIONS AS OF DECEMBER 31

	U.S.		Non-U.S.1)
(% Weighted average)	2021	2020	2021	2020
Discount rate	2.77	2.37	0.25-3.20	0.25-2.70
Rate of increases in compensation level	2.65	2.65	1.80-4.00	1.80-4.00

ASSUMPTIONS USED TO DETERMINE THE NET PERIODIC BENEFIT COST FOR THE YEARS ENDED DECEMBER 31

	U.S.
(% Weighted average)	2021	2020	2019
Discount rate	2.37	3.25	4.35
Rate of increases in compensation level	2.65	2.65	2.65
Expected long-term rate of return on assets	5.05	5.05	5.05

Non-U.S.1)
(% Weighted average)	2021	2020	2019
Discount rate	0.25-2.70	0.25-2.70	0.50-3.25
Rate of increases in compensation level	1.80-4.00	2.00-5.00	2.00-5.00
Expected long-term rate of return on assets	1.40-2.25	1.50-2.25	2.25-2.50

1) The Non-U.S. weighted average plan ranges in the tables above represent significant plans only.

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

The level of equity exposure is currently targeted at approximately 40% for the primary U.S. plan. The investment objective is to provide an attractive risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that Autoliv believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio. The Company has assumed a long-term rate of return on the U.S. plan assets of 5.05% for calculating the 2021 expense and 5.05% for calculating the 2022 expense.

The Company has assumed a long-term rate of return on the non-U.S. plan assets in a range of 1.40-2.25 % for 2021. The closed U.K. plan which has a targeted and actual allocation of almost 100% debt instruments accounts for approximately 80% of the total non-U.S. plan assets.

Autoliv made contributions to the U.S. plan during 2021 and 2020 amounting to $15 million and $17 million, respectively. Contributions to the U.K. plan during 2021 and 2020 amounted to $2 million and $2 million, respectively. The Company expects to contribute $12 million to its U.S. pension plan in 2022 and is currently projecting a yearly funding at the same level in the years thereafter. For the UK pension plan, which is the most significant non-U.S. pension plan, the Company expects to contribute $2 million in 2022 and in the years thereafter.

FAIR VALUE OF TOTAL PLAN ASSETS FOR THE YEARS ENDED DECEMBER 31

	U.S.	U.S.		Non-U.S.
ASSETS CATEGORY (% Weighted average)	Target allocation	2021	2020	2021	2020
Equity securities %	40	42	42	0	0
Debt instruments %	60	57	57	76	77
Other assets %	—	1	1	24	23
Total %	100	100	100	100	100

The following table summarizes the fair value of the Company’s U.S. and non-U.S. defined benefit pension plan assets:

	Fair value measurement at December 31,
(Dollars in millions)	2021	2020
Assets
Non-U.S. Bonds
Corporate	$77	$80
Insurance Contracts	16	18
Other Investments	8	10
Assets at fair value Level 2	101	107
Investments measured at net asset value (NAV):
Common collective trusts	343	351
Total	$445	$457

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

PENSION BENEFITS EXPECTED PAYMENTS (dollars in millions)	U.S.	Non-U.S.
2022	$20	$10
2023	21	9
2024	23	10
2025	24	11
2026	27	11
Years 2027-2031	127	76

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

CHANGES IN BENEFIT OBLIGATION FOR POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS AS OF DECEMBER 31

(Dollars in millions)	2021	2020
Benefit obligation at beginning of year	$21	$18
Service cost	0	0
Interest cost	1	1
Actuarial loss	(1)	2
Benefits paid	(0)	(0)
Other	0	0
Benefit obligation at end of year	$21	$21

The liability for postretirement benefits other than pensions is classified as other non-current liabilities in the balance sheet.

COMPONENTS OF NET PERIODIC BENEFIT COST ASSOCIATED WITH THE POST RETIREMENT BENEFIT PLANS OTHER THAN PENSIONS FOR THE YEARS ENDED DECEMBER 31

(Dollars in millions)	2021	2020	2019
Service cost	$0	$0	$0
Interest cost	1	1	1
Amortization of prior service cost	(2)	(2)	(2)
Amortization of actuarial loss	—	—	(0)
Net periodic benefit (credit)	$(1)	$(1)	$(2)

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME BEFORE TAX ASSOCIATED WITH POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS AS OF DECEMBER 31

	U.S.
(Dollars in millions)	2021	2020
Net actuarial (gain) loss	$(1)	$0
Prior service (credit)	(2)	(4)
Total accumulated other comprehensive income recognized in the balance sheet	$(3)	$(4)

The average discount rate used to determine the U.S. postretirement benefit obligation was 2.91% in 2021 and 2.60% in 2020. The average discount rate used in determining the postretirement benefit cost was 2.60% in 2021, 3.50% in 2020 and 4.45% in 2019.

The estimated future benefit payments for the postretirement benefits set forth below reflect expected future service as appropriate.

POSTRETIREMENT BENEFITS (Dollars in millions)	EXPECTED PAYMENTS
2022	$1
2023	1
2024	1
2025	1
2026	1
Years 2027-2031	4

19. Related Party Transactions

Throughout the periods covered by consolidated financial statements, Autoliv purchased finished goods from Veoneer. Related party purchases from Veoneer amounted to approximately $69 million and $70 million for the full year 2021 and 2020, respectively.

Autoliv also subleases certain office space to Veoneer. However, related party sublease income from Veoneer was not material for 2021 and 2020.

Amounts due to and due from related parties as of December 31, 2021 and December 31, 2020 are summarized in the below table:

	As of December 31,
(Dollars in millions)	2021	2020
Related party receivables	$1	$2
Related party payables1)	15	27
Related party accrued expenses1)	9	10

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

20. Segment Information

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

The Company’s customers consist of all major European, U.S. and Asian automobile manufacturers. Sales to individual customers representing 10% or more of net sales were:

In 2021: Renault 13% (including Nissan and Mitsubishi), Stellantis 11% and VW 10%.

In 2020: Renault 13% (including Nissan and Mitsubishi), VW 11%, Stellantis 11% and Honda 10%.

In 2019: Renault 16% (including Nissan and Mitsubishi) and VW 10% and Honda 10%.

NET SALES BY REGION (Dollars in millions)	2021	2020	2019
China	$1,766	$1,541	$1,525
Japan	733	733	810
Rest of Asia	908	769	841
Americas	2,535	2,337	2,907
Europe	2,289	2,067	2,464
Total	$8,230	$7,447	$8,548

The Company has attributed net sales to the geographic area based on the location of the entity selling the final product.

External sales in the U.S. amounted to $1,724 million, $1,647 million and $2,090 million in 2021, 2020 and 2019, respectively. Of the external sales, exports from the U.S. to other regions amounted to approximately $280 million, $348 million and $463 million in 2021, 2020 and 2019, respectively.

NET SALES BY PRODUCT (Dollars in millions)	2021	2020	2019
Airbag Products1)	$5,380	$4,824	$5,676
Seatbelt Products1)	2,850	2,623	2,871
Total net sales	$8,230	$7,447	$8,548

1) Including Corporate and other sales.

LONG-LIVED ASSETS (Dollars in millions)	2021	2020
China	$521	$508
Japan	178	184
Rest of Asia	293	292
Americas	1,838	1,874
Europe	1,032	1,030
Total	$3,862	$3,888

Long-lived assets in the U.S. amounted to $1,774 million and $1,653 million for 2021 and 2020, respectively. For 2021 and 2020, $1,393 million and $1,235 million, respectively, of the long-lived assets in the U.S. refers to intangible assets, principally from acquisition goodwill.

21. Earnings Per Share

The computation of basic and diluted EPS under the two-class method were as follows (dollars and shares in millions):

	2021	2020	2019
Numerator: 1)
Net income attributable to common shareholders	$435	$187	$462
Denominator: 1)
Basic weighted average common stock	87.5	87.3	87.2
Added: Weighted average stock options/share awards	0.2	0.2	0.2
Diluted weighted average common stock	87.7	87.5	87.4

Basic EPS	$4.97	$2.14	$5.29
Diluted EPS	$4.96	$2.14	$5.29

1) The Company’s unvested RSUs and PSs, of which some included the right to receive non-forfeitable dividend equivalents, are considered participating securities. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. However, these participating securities have been immaterial for all the years presented.

Anti-dilutive shares outstanding for the years ended December 31, 2021, 2020 and 2019 were immaterial.

22. Subsequent Events

There were no reportable events subsequent to December 31, 2021.

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

Management assessed the effectiveness of Autoliv’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework).

Based on our assessment, we believe that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

(b) Attestation Report of the Registered Public Accounting Firm

Ernst & Young AB has issued an attestation report on the Company’s internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8. Financial Statements and Supplementary Data for the year ended December 31, 2021.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15-(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10. regarding executive officers, directors and nominees for election as directors of Autoliv, Autoliv’s Audit Committee, Autoliv’s code of ethics, and compliance with Section 16(A) of the Securities Exchange Act is incorporated herein by reference from the information under the captions “Executive Officers of the Company” and “Proposal 1: Election of Directors”, “Committees of the Board” and “Audit Committee Report”, “Corporate Governance Guidelines and Codes of Conduct and Ethics”, and “Delinquent Section 16(a) Reports”, respectively, in the Company’s 2022 Proxy Statement. Information on Board meeting attendance is provided under the caption “Board Meetings” in the 2022 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11. regarding executive compensation for the year ended December 31, 2021 is included under the caption “Compensation Discussion and Analysis” in the 2022 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Leadership Development and Compensation Committee is included in the sections “Leadership Development and Compensation Committee Interlocks and Insider Participation” and “Leadership Development and Compensation Committee Report” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12. regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the 1997 Stock Incentive Plan

The following table provides information as of December 31, 2021, about the common stock that may be issued under the Autoliv, Inc. Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders (1)	447,454	$68.71	2,772,250
Equity compensation plans not approved by security holders	—	—	—
Total	447,454	$68.71	2,772,250

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding the Company’s policy and procedures concerning related party transactions is included under the caption “Related Person Transactions” in the 2022 Proxy Statement and is incorporated herein by reference. Information regarding director independence can be found under the caption “Board Independence” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of accounting services provided to Autoliv is included under the caption “Proposal 3. Ratification of Appointment of Independent Registered Public Accounting Firm Appointment” in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents Filed as Part of this Report
(1)
Financial Statements
(i)
Consolidated Statements of Income – Years ended December 31, 2021, 2020 and 2019;
(ii)
Consolidated Statements of Comprehensive Income – Years ended December 31, 2021, 2020 and 2019;
(iii)
Consolidated Balance Sheets – as of December 31, 2021 and 2020;
(iv)
Consolidated Statements of Cash Flows – Years ended December 31, 2021, 2020 and 2019;
(v)
Consolidated Statements of Total Equity – as of December 31, 2021, 2020 and 2019;
(vi)
Notes to Consolidated Financial Statements; and
(vii)
Reports of Independent Registered Public Accounting Firm (PCAOB Auditor ID No. 1433).
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

4.9

Base Listing Particulars Agreement, dated February 19, 2021, among Autoliv, Inc., Autoliv ASP, Inc., and the dealers named therein, incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021)

4.10

Amended and Restated Programme Agreement, dated February 19, 2021, among Autoliv, Inc., Autoliv ASP, Inc., and the dealers named therein, incorporated by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021)

4.11

Amended and Restated Agency Agreement, dated February 19, 2021, among Autoliv, Inc., Autoliv ASP, Inc., and the dealers named therein, incorporated by reference to Exhibit 4.15 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021)

4.12	Description of Registrant´s Securities, incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2021).

10.1+

Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, incorporated herein by reference to Appendix A of the Definitive Proxy Statement of Autoliv, Inc. on Schedule 14A (filing date March 23, 2009).

10.2

Revolving Credit Facility Agreement, dated June 21, 2010, between Autoliv AB, Autoliv, Inc., and Nordea Bank AB (publ), incorporated herein by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.3

Facility Agreement, dated June 21, 2010, among Autoliv, Inc., Autoliv AB, Swedish Export Credit Corporation, National Export Credits Guarantee Board and Skandinaviska Enskilda Banken AB (publ), incorporated herein by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 23, 2010).

10.4+

Amendment No. 1 to the Autoliv, Inc. 1997 Stock Incentive Plan as amended and restated on May 6, 2009, dated December 17, 2010, incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2011).

10.5	Remarketing Agreement, dated as of February 9, 2012, incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

10.6+

Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, dated May 8, 2012, incorporated herein by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.7†

Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.8

Guarantee Agreement, dated July 16, 2013, between European Investment Bank and Autoliv, Inc., incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 24, 2013).

10.9

Form of Note Purchase and Guaranty Agreement, dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

10.10

Amendment, dated January 27, 2015, to the Finance Contract, dated July 16, 2013, among European Investment Bank, Autoliv AB (publ) and Autoliv, Inc., incorporated herein by reference to Exhibit 10.36 to the Annual Report on Form 10- K (File No. 001-12933, filing date February 19, 2015).

10.11

General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of May 30, 2018, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.12

Facilities Agreement of $1,100,000,000, dated July 14, 2016, among Autoliv, Inc., Autoliv ASP, Inc., Autoliv AB, HSBC Bank PLC, Mizuho Bank, Ltd. and Investment Banking, Skandinaviska Enskilda Banken AB (publ), and the other parties and lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 27, 2016).

10.13+

Amendment No. 3 to the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, dated April 24, 2017, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.14+

Form of Employee restricted stock unit award agreement (2017) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.15+

Form of performance share award agreement (2017) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.16

Employee Matters Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date July 2, 2018).

10.17

Tax Matters Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-12933, filing date July 2, 2018).

10.18

Facilities Agreement, dated May 24, 2018, among Autoliv, Inc., Autoliv ASP, J.P. Morgan Securities PLC and Skandinaviska Enskilda Banken AB (publ), incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.19+

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Mikael Bratt, incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.20+

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Jordi Lombarte incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.21+

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Anthony J. Nellis, incorporated herein by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.22

Cooperation Agreement, dated March 1, 2019, between Autoliv, Inc. and Cevian Capital II GP Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 1, 2019).

10.23+

Form of Employee restricted stock unit grant agreement (2019) to be used under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2019).

10.24+

Form of Employee performance share grant agreement (2019) to be used under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2019).

10.25

SEK Facility Agreement dated June 24, 2019 between Autoliv, Inc., Autoliv ASP, Inc. and AB Svensk Exportkredit (Publ), incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 19, 2019).

10.26+

Employment Agreement, dated April 23, 2019, between Autoliv, Inc. and Frithjof Oldorff, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.27+

Employment Agreement, dated March 18, 2019, between Autoliv, Inc. and Christian Swahn, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.28+

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

10.30+

Employment Agreement, dated November 26, 2019 and effective as of March 1, 2020, between Autoliv, Inc. and Fredrik Westin, incorporated herein by reference to Exhibit 10.56 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 21, 2020).

10.31+

Employment Agreement, dated January 23, 2020, between Autoliv, Inc. and Svante Mogefors, incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 21, 2020).

10.32+

Form of Employee 2020 restricted stock units grant agreement promised under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

10.33+

Form of Employee 2020 performance share units grant agreement promised under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

10.34

Facility Agreement, dated May 28, 2020, by and among Autoliv AB, as borrower, Autoliv, Inc. and Autoliv ASP, as guarantors, and AB Svensk Exportkredit, as lender, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.35+

Form of Non-Employee Directors 2020 restricted stock units grant agreement under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.36+

Employment Agreement, dated May 20, 2020 and effective as of July 1, 2020, between Autoliv, Inc. and Per Ericson, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.37+

Employment Agreement, dated June 8, 2020 and effective as of June 15, 2020, between Autoliv, Inc. and Kevin Fox, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.38+

Employment Agreement, effective as of August 17, 2020, by and between Autoliv AB and Mikael Hagström incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 23, 2020).

10.39+

Amendment No. 2, effective as of March 9, 2021, to Employment Agreement, effective March 21, 2018, by and between Autoliv Inc. and Jordi Lombarte incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.40+

Employment Agreement, dated October 1, 2020 and effective as of November 1, 2020, by and between Autoliv Inc. and Colin Naughton incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.41+

Form of Employee 2021 restricted stock units grant agreement promised under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.42+

Form of Employee 2021 performance share units grant agreement promised under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.43+

Amendment No. 1, effective as of April 1, 2021, to Employment Agreement, effective March 18, 2019, by and between Autoliv Inc. and Christian Swahn incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.44+

Form of Non-Employee Directors 2021 restricted stock units grant agreement under Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 16, 2021).

10.45+*	Autoliv, Inc. Non-employee Director Compensation Policy, effective May 1, 2021.

10.46+*	Employment Agreement, dated December 14, 2021 and effective as of January 19, 2021, by and between Autoliv Inc. and Sng Yih.

21*	Autoliv’s List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

+ Management contract or compensatory plan.

† Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 22, 2022.

AUTOLIV, INC.
(Registrant)

By	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 22, 2022.

Title	Name

Chairman of the Board of Directors	/s/ Jan Carlson
Jan Carlson

Chief Executive Officer and President (Principal Executive Officer)	/s/ Mikael Bratt
and Director	Mikael Bratt

Chief Financial Officer	/s/ Fredrik Westin
(Principal Financial and Principal Accounting Officer)	Fredrik Westin

Director	/s/ Laurie Brlas
Laurie Brlas

Director	/s/ Hasse Johansson
Hasse Johansson

Director	/s/ Leif Johansson
Leif Johansson

Director	/s/ Franz-Josef Kortüm
Franz-Josef Kortüm

Director	/s/ Frédéric Lissalde
Frédéric Lissalde

Director	/s/ Min Liu
Min Liu

Director	/s/ Xiaozhi Liu
Xiaozhi Liu

Director	/s/ Martin Lundstedt
Martin Lundstedt

Director	/s/ Thaddeus Senko
Thaddeus Senko

Glossary and Definitions

In this report, the following company or industry specific terms and abbreviations are used:

BCC

Best Cost Country.

CASH CONVERSION

Free cash flow in relation to net income.

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

FREE CASH FLOW

Cash flows from operating activities less capital expenditures, net.

GROSS MARGIN

Gross profit relative to sales.

GROWTH MARKETS

Includes all markets except North America, Western Europe, Japan and South Korea.

HEADCOUNT

Employees plus temporary personnel.

INVENTORY OUTSTANDING IN RELATION TO SALES

Outstanding inventory relative to annualized fourth quarter sales.

LEVERAGE RATIO

Debt per the Policy (Net debt adjusted for pension liabilities) in relation to EBITDA per the Policy (Adjusted EBITDA) (Earnings Before Interest, Taxes, Depreciation and Amortization, other non-operating items, net, income from equity method investments and capacity alignments), see Item 7 for a calculation of this non-U.S. GAAP measure.

LMPU

Labor minutes per produced unit.

LVP

Light vehicle production of light motor vehicles with a gross weight of up to 3.5 metric tons.

This 10-K includes content supplied by IHS Markit Automotive; Copyright © Light Vehicle Production Forecast, January 2022. All rights reserved. IHS Markit is a global supplier of independent industry information. The permission to use IHS Markit copyrighted reports, data and information does not constitute an endorsement or approval by IHS Markit of the manner, format, context, content, conclusion, opinion or viewpoint in which IHS Markit reports, data and information or its derivations are used or referenced herein.

NET DEBT

Short and long-term debt including debt-related derivatives less cash and cash equivalents, see Non-U.S. GAAP Performance Measures in Item 7 for a reconciliation of this non-U.S. GAAP measure.

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

PAYABLES OUTSTANDING IN RELATION TO SALES

Outstanding payables relative to annualized fourth quarter sales.

PRETAX MARGIN

Income before taxes relative to sales.

RECEIVABLES OUTSTANDING IN RELATION TO SALES

Outstanding receivables relative to annualized fourth quarter sales.

RETURN ON CAPITAL EMPLOYED

Operating income and equity in earnings of affiliates, relative to average capital employed.

RETURN ON TOTAL EQUITY

Net income relative to average total equity.

ROA

Rest of Asia includes all Asian countries except China and Japan.

TOTAL EQUITY RATIO

Total equity relative to total assets.

TRADE WORKING CAPITAL

Outstanding receivables and outstanding inventory less outstanding payables.