Form 10-Q
period 2022-03-31
AUTOLIV INC
filed 2022-04-22
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 18, 2022, there were 87,344,108 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions, including inflation; the impacts of the coronavirus (COVID-19) pandemic on the Company’s financial condition, business operations, operating costs, liquidity, competition and the global economy; disruptions and impacts relating to the ongoing conflict between Russia and Ukraine; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions, including port, transportation and distribution delays or interruptions; supply chain disruptions and component shortages impacting the Company or the automotive industry; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment: restructuring and cost reduction and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgements or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; our ability to meet our sustainability targets, goals and commitments; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$2,124	$2,242
Cost of sales	(1,836)	(1,784)
Gross profit	288	458
Selling, general and administrative expenses	(115)	(108)
Research, development and engineering expenses, net	(107)	(107)
Amortization of intangibles	(1)	(3)
Other income (expense), net1)	70	(4)
Operating income	134	237
Income from equity method investment	1	2
Interest income	1	1
Interest expense	(13)	(16)
Other non-operating items, net	(4)	(6)
Income before income taxes	119	217
Income tax expense	(36)	(60)
Net income	83	157
Less: Net income attributable to non-controlling interest	0	0
Net income attributable to controlling interest	$83	$157

Net earnings per share – basic2)	$0.95	$1.79
Net earnings per share – diluted2)	$0.94	$1.79

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.5	87.4
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.8	87.6

Cash dividend per share – declared	$0.64	$—
Cash dividend per share – paid	$0.64	$—

1) Including gain on sale of property of $80 million in March 2022 as part of the manufacturing footprint optimization program in Japan.

2) Participating share awards with the right to receive dividend equivalents are (under the two-class method) excluded from the earnings per share calculation

(see Note 11 to the unaudited condensed consolidated financial statements).

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended March 31,
	2022	2021
Net income	$83	$157
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	6	(64)
Net change in unrealized components of defined benefit plans	12	1
Other comprehensive income (loss), before tax	18	(63)
Tax effect allocated to other comprehensive loss	(4)	0
Other comprehensive income (loss), net of tax	14	(63)
Comprehensive income	98	94
Less: Comprehensive income attributable to non-controlling interest	0	0
Comprehensive income attributable to controlling interest	$97	$94

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$938	$969
Receivables, net	1,824	1,699
Inventories, net	913	777
Prepaid expenses and accrued income	170	164
Other current assets	79	65
Total current assets	3,923	3,675
Property, plant and equipment, net	1,853	1,855
Operating lease right-of-use assets	126	132
Goodwill	1,384	1,387
Intangible assets, net	7	8
Other non-current assets	476	481
Total assets	7,769	7,537

Liabilities and equity
Short-term debt	347	346
Accounts payable	1,385	1,144
Accrued expenses	1,050	996
Operating lease liabilities - current	38	38
Other current liabilities	253	297
Total current liabilities	3,073	2,821
Long-term debt	1,647	1,662
Pension liability	172	197
Operating lease liabilities - non-current	87	94
Other non-current liabilities	116	115
Total non-current liabilities	2,022	2,067
Common stock	103	103
Additional paid-in capital	1,325	1,329
Retained earnings	2,755	2,742
Accumulated other comprehensive loss	(393)	(408)
Treasury stock	(1,131)	(1,133)
Total controlling interest's equity	2,659	2,633
Non-controlling interest	15	15
Total equity	2,674	2,648
Total liabilities and equity	$7,769	$7,537

See Notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$83	$157
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	95	99
Gain on divestiture of property	(80)	—
Deferred income taxes	1	8
Other, net	(12)	11
Net change in operating assets and liabilities	(18)	(89)
Net cash provided by operating activities	70	186

Investing activities
Expenditures for property, plant and equipment	(112)	(94)
Proceeds from sale of property, plant and equipment	95	1
Net cash used in investing activities	(17)	(93)

Financing activities
Net increase in short-term debt	9	47
Decrease in long-term debt	(10)	(26)
Dividends paid	(56)	—
Stock repurchased	(18)	—
Common stock options exercised	0	1
Net cash (used in) provided by financing activities	(74)	22
Effect of exchange rate changes on cash and cash equivalents	(11)	(39)
(Decrease) increase in cash and cash equivalents	(31)	76
Cash and cash equivalents at beginning of period	969	1,178
Cash and cash equivalents at end of period	$938	$1,254

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2021	$103	$1,329	$2,742	$(408)	$(1,133)	$2,633	$15	$2,648
Comprehensive Income:
Net income			83			83	0	83
Foreign currency translation adjustment				6		6	0	6
Pension liability				8		8		8
Total Comprehensive Income	—	—	83	14	—	97	0	98
Stock repurchased and retired	(0)	(4)	(13)			(18)		(18)
Stock-based compensation					2	2		2
Cash Dividends			(56)			(56)		(56)
Balances at March 31, 2022	$103	$1,325	$2,755	$(393)	$(1,131)	$2,659	$15	$2,674

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2020	$103	$1,329	$2,471	$(347)	$(1,147)	$2,409	$14	$2,423
Comprehensive Loss:
Net income			157			157	0	157
Foreign currency translation adjustment				(64)		(64)	(0)	(64)
Pension liability				1		1		1
Total Comprehensive Income	—	—	157	(63)	—	94	0	94
Stock-based compensation					4	4		4
Balances at March 31, 2021	$103	$1,329	$2,628	$(410)	$(1,143)	$2,507	$14	$2,521

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2022

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited consolidated financial statements and all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2022.

The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements.

The Company has one reportable segment, which includes Autoliv’s airbag and seatbelt products and components.

Certain amounts in the condensed consolidated financial statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts. Certain amounts in prior periods have been reclassified to conform to current year presentation.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

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

Adoption of new accounting standards

None that had or are expected to have a material impact on the Company.

Accounting standards issued but not yet adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which increases the transparency of government assistance, including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for business entities for annual periods beginning after December 15, 2021, and early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company believes that the pending adoption of ASU 2021-10 will have a minor impact on the disclosures to the consolidated financial statements.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of March 31, 2022 or December 31, 2021 related to the operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of March 31, 2022 and December 31, 2021 were foreign exchange swaps.

For the three months period ended March 31, 2022 and 2021, the gains (losses) recognized in other non-operating items, net were $9 million and $(58) million, respectively, for derivative instruments not designated as hedging instruments. The realized part of the losses referred to above is reported under financing activities in the statement of cash flows.

For the three months period ended March 31, 2022 and 2021, the gains (losses) recognized as interest expense were immaterial.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	March 31, 2022						December 31, 2021
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$1,228	1)	$10	2)	$9	3)	$1,348	4)	$5	5)	$16	6)
Total derivatives not designated as hedging instruments	$1,228		$10		$9		$1,348		$5		$16

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,228 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $10 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $9 million.

4) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,326 million.

5) Net amount after deducting for offsetting swaps under ISDA agreements is $5 million.

6) Net amount after deducting for offsetting swaps under ISDA agreements is $16 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	March 31, 2022		December 31, 2021
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,323	$1,351	$1,330	$1,400
Loans	324	336	332	347
Total long-term debt	1,647	1,687	1,662	1,747

Short-term debt
Short-term portion of long-term debt	324	325	332	333
Overdrafts and other short-term debt	23	23	14	14
Total short-term debt	$347	$348	$346	$348

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

For the three months period ended March 31, 2022 and 2021, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended March 31, 2022 was 30.3% compared to 27.7% for the three months period ended March 31, 2021. Discrete tax items, net for the three months period ended March 31, 2022 had an unfavorable impact of 0.6%. Discrete tax items, net for the three months period ended March 31, 2021 had a favorable impact of 0.2%.

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

As of March 31, 2022, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the three months period ended March 31, 2022, the Company recorded a net increase of $2 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. Of the total unrecognized tax benefits of $51 million recorded as of March 31, 2022, $15 million is classified as current tax payable within Other current liabilities and $36 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	March 31, 2022	December 31, 2021
Raw materials	$432	$395
Work in progress	324	283
Finished products	249	190
Inventories	1,006	868
Inventory valuation reserve	(93)	(91)
Total inventories, net of reserve	$913	$777

6. RESTRUCTURING

As of March 31, 2022, approximately $13 million out of the $58 million in total reserve balance can be attributed to the structural efficiency program initiated in the second quarter of 2020 and mainly relates to Europe. This program is expected to be concluded in 2022. Approximately $24 million of the total reserve balance can be attributed to footprint optimization activities in Europe initiated in the third quarter of 2020. These activities are expected to be concluded in 2023. The provision charge for the three months period ended March 31, 2022 mainly relates to footprint optimization activities in Asia. Approximately $31 million of the cash payments for the three months ended March 31, 2022 relates to footprint optimization activities in Asia in the fourth quarter of 2021 and in the first quarter of 2022.

The table below summarizes the change in the balance sheet position of the employee-related restructuring reserves (dollars in millions). The restructuring reserve balances are included within Accrued expenses in the Condensed Consolidated Balance Sheets. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. Restructuring costs other than employee related costs are immaterial for all periods presented.

	Three Months Ended March 31,
	2022	2021
Reserve at beginning of the period	$88	$126
Provision - charge	12	1
Provision - reversal	(0)	(0)
Cash payments	(41)	(9)
Translation difference	(1)	(5)
Reserve at end of the period	$58	$113

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

For the three months ended March 31, 2022, provisions and cash payments primarily relate to warranty related issues. For the three months ended March 31, 2021, provisions and cash paid primarily related to warranty related issues. As of March 31, 2022, the reserve for product related liabilities mainly relate to recall related issues.

Pursuant to the agreements entered into in connection with the spin-off of Veoneer, Inc. on June 29, 2018 (collectively, the “Spin-off Agreements”), Autoliv is required to indemnify Veoneer for recalls related to certain qualified Electronics products. As of March 31, 2022, the indemnification liabilities associated with Veoneer are approximately $9 million and included within Accrued expenses on the Condensed Consolidated Balance Sheets.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). A majority of the Company’s product-related liabilities as of March 31, 2022 are covered by insurance. Insurance receivables are included within Other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2022, the Company had total insurance receivables of $150 million.

	Three Months Ended March 31,
	2022	2021
Reserve at beginning of the period	$144	$341
Change in reserve	9	4
Cash payments	(3)	(6)
Translation difference	(0)	(11)
Reserve at end of the period	$150	$328

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

U.S. Plans	Three Months Ended March 31,
	2022	2021
Service cost	$0	$2
Interest cost	2	3
Expected return on plan assets	(4)	(4)
Amortization of actuarial loss	0	(1)
Settlement loss	1	0
Net Periodic Benefit Cost	$(1)	$0

Non-U.S. Plans	Three Months Ended March 31,
	2022	2021
Service cost	$3	$3
Interest cost	1	1
Expected return on plan assets	0	0
Amortization of actuarial loss	0	0
Settlement gain	(1)	—
Net Periodic Benefit Cost	$3	$4

The Service cost component in the tables above is reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components - Interest cost, Expected return on plan assets, Amortization of actuarial loss and Settlement loss - are reported as Other non-operating items, net in the Consolidated Statements of Income. Settlement accounting has been triggered because the lump-sum payments made during the quarter exceeded the sum of service cost and interest cost for the major U.S. plan. Due to the settlement accounting, the obligation and plan assets for this U.S. plan have been re-measured as of March 31, 2022, which resulted in a lower net pension liability of $12 million. The discount rate used to determine the U.S. net periodic benefit cost because of the re-measurement was changed from previously 2.77% to 3.76%. The expected long-term rate of return on plan asset is unchanged at 5.05%.

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

The Company has determined that a loss with respect to this litigation is probable and in the fourth quarter of 2021 accrued $14 million pursuant to ASC 450. The accrual is reflected in the total product liability accrual. This amount reflects the low end of the range of a probable loss of $14 million to $114 million. The accrual reflects the Company’s best estimate of the probable loss based on currently available information and does not include any amount for the punitive damages. It is reasonably possible that the Company may have to pay the entire damages awarded by the District Court. The Company believes that its insurance should cover all of the types of damages awarded by the District Court, and has therefore recognized a receivable, included within Other non-current assets on the Consolidated Balance Sheets for the expected insurance proceeds. However, the extent of the Company's insurance coverage for punitive damages in this matter is uncertain and may be less than all of such punitive damages ultimately awarded. In the event all or a portion of the punitive damages award survives the Company's post-judgement actions, the Company will continue to engage with our insurance carriers and aggressively pursue all potential recoveries. The ultimate loss to the Company of the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

Specific Recalls:

In the fourth quarter of 2020, the Company was made aware of a potential recall by one of its customers (the “Unannounced Recall”). The Company continues to evaluate this matter with its customer. The Company has determined pursuant to ASC 450 that a loss with respect to the Unannounced Recall is probable and has accrued an amount that is reflected in the total product liability accrual in the fourth quarter of 2020. The amount by which the product liability accrual exceeds the product liability insurance receivable with respect to the Unannounced Recall is $26 million, and includes self-insurance retention costs and deductibles. The ultimate loss to the Company of the Unannounced Recall could be materially different from the amount the Company has accrued.

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

10. STOCK INCENTIVE PLAN

Eligible employees and non-employee directors of the Company participate in the Autoliv, Inc.1997 Stock Incentive Plan (“the Plan”), as amended and receive Autoliv stock-based awards which include stock options (“SOs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”).

For the three months ended March 31, 2022, the Company recorded approximately $2 million in stock-based compensation expense related to RSUs and PSUs. For the three months ended March 31, 2021, the Company recorded approximately $4 million in stock-based compensation expense related to RSUs and PSUs.

During the three months ended March 31, 2022, approximately 122 thousand shares of common stock from the treasury stock were utilized by the Plan. During the three months ended March 31, 2021, approximately 69 thousand of common stock from the treasury stock were utilized by the Plan.

11. EARNINGS PER SHARE

The computation of basic and diluted EPS under the two-class method is set forth in the table below. Anti-dilutive shares outstanding were immaterial for all periods presented below.

	Three Months Ended March 31,
(In millions, except per share amounts)	2022	2021
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$83	$157
Participating share awards with dividend equivalent rights	0	0
Net income applicable to common shareholders	83	157
Earnings allocated to participating share awards1)	0	0
Net income attributable to common shareholders	$83	$157
Denominator: 1)
Basic: Weighted average common stock	87.5	87.4
Add: Weighted average stock options/ share awards	0.3	0.2
Diluted:	87.8	87.6

Net earnings per share - basic	$0.95	$1.79

Net earnings per share - diluted	$0.94	$1.79

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

12. RELATED PARTY TRANSACTIONS

The Company purchases finished goods from Veoneer, a related party until April 1, 2022. For the three months ended March 31, 2022, related party purchases from Veoneer amounted to $17 million. For the three months ended March 31, 2021, related party purchases from Veoneer amounted to $21 million.

Amounts due to and due from related party as of March 31, 2022 and December 31, 2021 were as follows (dollars in millions).

	As of
	March 31, 2022	December 31, 2021
Related party receivables1)	$1	$1
Related party payables2)	18	15
Related party accrued expenses3)	9	9

1) Included in Receivables, net in the Condensed Consolidated Balance Sheet.

2) Included in Accounts payable in the Condensed Consolidated Balance Sheet.

3) Included in Accrued expenses in the Condensed Consolidated Balance Sheet.

13. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three months period ended March 31, 2022 and 2021 were as follows (dollars in millions).

Net Sales by Products	Three Months Ended March 31,
	2022	2021
Airbag Products and Other1)	$1,381	$1,463
Seatbelt Products1)	744	779
Total net sales	$2,124	$2,242
1) Including Corporate and other sales.

Net Sales by Region	Three Months Ended March 31,
	2022	2021
China	$447	$414
Japan	178	211
Rest of Asia	232	252
Americas	692	687
Europe	575	679
Total net sales	$2,124	$2,242

Contract Balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three months period ended March 31, 2022 and 2021 were not material in any period.

14. SUBSEQUENT EVENTS

There were no reportable events subsequent to March 31, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission (the “SEC”) on February 22, 2022. Unless otherwise noted, all dollar amounts are in millions.

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

EXECUTIVE OVERVIEW

The Company's sales outperformed global LVP by around 3pp (IHS Markit April 2022) in the quarter, despite adverse regional mix effects, and the Company expects increased outperformance for the remainder of the year. The Company's balance sheet remains strong, and the leverage ratio (Non-U.S. GAAP measure) remains within the Company's target range. The Company paid a dividend of $0.64 per share and started repurchasing shares under its three-year stock repurchase program.

The first quarter of 2022 saw adverse impacts on an already distressed global supply chain, leading to increased cost inflation as well as lower global LVP. At the same time, customer demand visibility decreased, and customer call-off volatility increased leading to significantly higher premium freight and transportation costs. As a result of this, the Company's sales and profitability were lower than expected at the beginning of the quarter. Raw material cost increases impacted the Company's operating margin negatively, by more than 5 percentage points and adding effects from logistical bottlenecks and premium freight, the margin headwind was more than 7pp in the quarter.

In response to the increasingly difficult market conditions, the Company further strengthened its cost control measures, implemented a hiring freeze and accelerated other cost savings and footprint activities.

The Company's strategic roadmap is on track and yielding results. The Company recently announced capacity alignments and footprint actions in Japan, Europe and Americas. In the quarter, the Company divested one property in Japan and closed one plant in South Korea. The Company continues to adjust direct labor to a lower demand level.

The Company continues focused discussions with its customers regarding cost inflation compensation claims, which include price increases and other recoveries. The Company believes its price increases will begin to offset the cost inflation from around mid-year. However, the Company expects the second quarter adjusted operating margin to be weaker than in the first quarter, as the Company expects cost inflation to increase faster than cost compensations in the second quarter.

The Company's new indication of a 2022 full year organic sales growth of around 12-17% and an adjusted operating margin of 5.5-7% is based on the assumptions that global LVP will grow 0-5% and that the Company achieves its targeted cost compensation effects along with some market stabilization. Based on this, the Company believes its ongoing actions should bring the Company back on track towards its mid-term adjusted operating margin target.

Financial highlights in the first quarter of 2022

•
$2,124 million in net sales
•
5.3% net sales decline
•
1.0% organic sales decline (Non-U.S. GAAP measure)
•
6.3% operating margin
•
3.2% adjusted operating margin (Non-U.S. GAAP measure)
•
$0.94 EPS - a decrease of $0.85
•
$0.45 adjusted EPS (Non-U.S. GAAP measure) - a decrease of $1.34

Key business developments in the first quarter of 2022

•
Sales declined organically (Non-U.S. GAAP measure) by 1.0% as global LVP declined by around 4% versus first quarter last year (IHS Markit April 2022). Sales outperformed global LVP by 3pp despite sharply negative geographical mix.
•
Profitability declined due to significant operating margin headwind from higher costs related mainly to raw materials but also related to supply chain disruptions, LVP volatility and high level of premium freight, all of which have been exacerbated by the war in Ukraine and lock downs in China. Operating margin declined by 4.2pp and adjusted operating margin (Non-U.S. GAAP measure) declined by 7.4pp.
•
Strong balance sheet and leverage ratio (Non-U.S. GAAP measure) within target range. Operating cash flow of $70 million and operating cash flow less capital expenditures, net of $53 million support a strong balance sheet. Net debt (Non-U.S. GAAP measure) and EBITDA declined versus a year earlier, leading to an unchanged leverage ratio of 1.4x. A dividend of $0.64 per share was paid in the quarter and 0.23 million shares were repurchased.

Business update relating to COVID-19 and the war in Ukraine

COVID-19

The COVID-19 pandemic continued to impact the Company's business in the first quarter of 2022 through limited LVP by its customers caused by global semiconductor shortage and other industry supply chain disruptions. First quarter of 2022 saw global LVP decline year over year by around 4% (according to IHS Markit April 2022). The lower LVP negatively impacted the Company's sales and profitability. Supply chain disruptions that led to lower customer demand visibility and material changes to customer call-offs with short notice also negatively impacted the Company's production efficiency and profitability in the quarter. Rising raw material costs amounted to more than 5pp in operating margin headwind in the first quarter, of which a small part was offset by commercial customer recoveries.

Direct COVID-19 related costs, such as personal protective equipment, quarantine costs and similar items, were around $2 million in the first quarter 2022. Governmental support in connection with furloughing, short-term work weeks, and other similar activities was around $7 million in the quarter.

Pandemic related lockdowns in China throughout March resulted in significant loss of production and adversely impacted sales and profitability. It is currently unclear how long this lockdown policy will continue.

The Company expects the current industry-wide semiconductor supply shortage to be a limiting factor for the LVP recovery in 2022. The Company also expects that current price environment could lead to raw material costs of up to 6pp in operating margin headwind for the full year of 2022, with similar year over year impact in all quarters. The Company is currently in discussions with its customers regarding price increases and believes product price increases should gradually offset the cost inflation, mainly beginning to have effect from around mid-year.

In response to the increased challenging market conditions, the Company continues with strict cost control measures, a hiring freeze and accelerated cost savings and footprint activities. In addition to recently announced capacity alignments and footprint actions in Japan, Europe and Americas. the Company is reducing direct labor and closing one plant in South Korea. The Company also divested a property in Japan. The situation is monitored closely, and further actions are being evaluated.

The war in Ukraine

The direct impact of the war in Ukraine is relatively limited. In 2021, sales in Russia were less than 1.0% of total sales. The Company has one facility with less than 200 employees in Russia, mainly supplying to international OEMs with manufacturing in Russia. The Company's net assets in Russia, mainly USD cash items, amount to around $15 million. The Company has no operations in Ukraine. The Company has identified four sub-suppliers in Ukraine and is supporting its suppliers in relocating that sourcing. The Company has been able to fulfill its delivery commitments to its customers.

The war is impacting European LVP negatively due to component shortages. It is the Company's understanding that actions are being undertaken by the impacted suppliers to relocate sourcing and that this shortage situation is likely to gradually improve in coming quarters.

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see reconciliations for “Organic sales”, “Trade working capital”, “Net debt”, “Leverage ratio”, “Adjusted operating income”, “Adjusted operating margin” and “Adjusted earnings per share, diluted” provided below. Management believes that these non-U.S. GAAP financial measures provide supplemental information to investors regarding the performance of the Company’s business and assist investors in analyzing trends in the Company's business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as substitutes for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to the most directly comparable U.S. GAAP financial measures. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

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

Autoliv’s management uses the Return on capital employed (ROCE) and Return on total equity (ROE) measures for purposes of comparing its financial performance with the financial performance of other companies in the industry and providing useful information regarding the factors and trends affecting the Company’s business. As used by the Company, ROCE is annualized operating income and income from equity method investments, relative to average capital employed. The Company believes ROCE is a useful indicator of long-term performance both absolute and relative to the Company's peers as it allows for a comparison of the profitability of the Company’s capital employed in its business relative to that of its peers.

ROE is the ratio of annualized income (loss) relative to average total equity for the periods presented. The Company’s management believes that ROE is a useful indicator of how well management creates value for its shareholders through its operating activities and its capital management.

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended
	or As of March 31,
	2022	2021
Total parent shareholders’ equity per share	$30.43	$28.68
Capital employed 1)	3,731	3,635
Net debt 2)	1,057	1,115

Trade working capital8)	1,352	1,487
Trade working capital relative to sales, %9)	15.9	16.6
Receivables outstanding relative to sales, %10)	21.5	20.6
Inventory outstanding relative to sales, %11)	10.7	9.5
Payables outstanding relative to sales, %12)	16.3	13.5

Gross margin, % 3)	13.6	20.4
Operating margin, % 4)	6.3	10.6

Return on total equity, % 5)	12.5	25.4
Return on capital employed, % 6)	14.6	26.3

Headcount at period-end 7)	64,800	66,600

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

three months ended March 31, 2022 COMPARED WITH three months ended March 31, 2021

Consolidated Sales Development

(dollars in millions)

	Three Months Ended March 31,			Components of change in net sales
	2022	2021	Reported change	Currency effects 1)	Organic 3)
Airbag products and Other2)	$1,381	$1,463	(5.6)%	(4.1)%	(1.6)%
Seatbelt products 2)	744	779	(4.6)%	(4.5)%	0.0%
Total	$2,124	$2,242	(5.3)%	(4.2)%	(1.1)%

Asia	$857	$877	(2.2)%	(3.7)%	1.4%
Whereof: China	447	414	7.9%	2.1%	5.8%
Japan	178	211	(15.5)%	(10.6)%	(5.0)%
Rest of Asia	232	252	(7.9)%	(7.5)%	(0.4)%
Americas	692	687	0.8%	0.1%	0.7%
Europe	575	679	(15.3)%	(9.3)%	(6.0)%
Total	$2,124	$2,242	(5.3)%	(4.2)%	(1.1)%

1) Effects from currency translations.

2) Including Corporate and Other sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

All major product categories declined organically (Non-U.S. GAAP measure) in the quarter except front center airbags. The largest contributor to the decline was side airbags and steering wheels, followed by driver airbags and inflatable curtains.

Sales by product - Seatbelts

The main contributor to Seatbelt products organic decline (Non-U.S. GAAP measure) was Europe with Americas declining slightly, partly offset by growth in China and Rest of Asia.

Sales by region

The Company's global organic sales (Non-U.S. GAAP measure) declined by around 1% compared to the LVP decline of 4% (according to IHS Markit April 2022). The 3pp outperformance was despite negative geographical mix effects as LVP in higher content per vehicle markets such as Europe and Japan declined more than lower CPV markets such as China. The Company outperformed LVP by more than 12pp in Europe, by more than 7pp in Japan, by more than 3pp in Americas and by around 1.5pp in Rest of Asia. The Company underperformed by almost 2pp in China, an effect of that domestic OEMs’ LVP increased by 17% vs. only 1% for global OEMs.

First quarter of 2022 organic growth1)

	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	0.7%	(6.0)%	5.8%	(5.0)%	(0.4)%	(1.0)%
Main growth drivers	Stellantis	Toyota	Honda, Toyota, Geely	Honda, Mitsubishi	Honda, Tata	Stellantis, Toyota
Main decline drivers	Nissan, Honda	BMW, Volvo	WV, Great Wall, GM	Nissan, Toyota	Nissan, Hyundai/Kia	Nissan, VW

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change first quarter of 2022 versus first quarter of 2021

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	(2.5)%	(18)%	7.6%	(12)%	(1.9)%	(4.0)%

1) Source: IHS Markit April 2022.

Earnings

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2022	2021	Change
Net Sales	$2,124	$2,242	(5.3)%
Gross profit	288	458	(37.1)%
% of sales	13.6%	20.4%	(6.9)pp
S, G&A	(115)	(108)	7.2%
% of sales	(5.4)%	(4.8)%	0.6	pp
R, D&E, net	(107)	(107)	0.4%
% of sales	(5.0)%	(4.8)%	0.3	pp
Amortization of Intangibles	(1)	(3)	(45.3)%
Other income (expense), net	70	(4)	1,730%
Operating income	134	237	(43.3)%
% of sales	6.3%	10.6%	(4.2)pp
Adjusted operating income1)	68	237	(71.3)%
% of sales	3.2%	10.6%	(7.4)pp
Financial and non-operating items, net	(15)	(20)	(24.2)%
Income before taxes	119	217	(45.1)%
Income taxes	(36)	(60)	(40.0)%
Tax rate	30.3%	27.7%	2.6	pp
Net income	83	157	(47.1)%
Earnings per share, diluted2)	0.94	1.79	(47.3)%
Adjusted earnings per share, diluted1),2)	0.45	1.79	(74.8)%

1) Non-U.S. GAAP measure, excluding costs for capacity alignment and gain on sale of property.

2) Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

First quarter of 2022 development

Gross profit decreased by $170 million, and the gross margin decreased by 6.9pp compared to the same quarter 2021. The gross margin decrease was primarily driven by more than 5pp adverse effects from higher raw material costs and significantly higher costs for premium freight.

S,G&A costs increased by $7 million compared to the prior year, mainly relating to investments in personnel and IT and improvement projects partly offset by positive FX translation effects.

R,D&E, net costs were unchanged at $107 million. In relation to sales, R,D&E costs increased to 5.0% from 4.8%.

Other income (expense), net improved by $74 million compared to prior year, mainly due to around $80 million gain from the sale of a property in Japan, partly offset by around $10 million in capacity alignment provision for the closure of a plant in South Korea.

Operating income decreased by $103 million compared to the same period in 2021, mainly as a consequence of the lower gross profit, partly offset by the improved Other income (expense).

Adjusted operating income (Non-U.S. GAAP measure) decreased by $169 million versus prior year, mainly due to lower gross profit. The difference of $66 million versus operating income is mainly due to around $80 million in gain from the sale of a property in Japan partly offset by around $12 million in total provisions for the closure of a plant in South Korea.

Financial and non-operating items, net, improved by $5 million, mainly due to lower interest expense, net.

Income before taxes decreased by $98 million compared to the prior year, mainly due to the lower operating income partly offset by improved financial and non-operating items, net.

Tax rate was 30.3%, compared to 27.7% in the same period last year, mainly due to less favorable country mix.

Earnings per share, diluted decreased by $0.85 compared to a year earlier, where the main drivers were $1.39 from lower adjusted operating income (Non-U.S. GAAP measure) partly mitigated by $0.49 from capacity alignment, $0.05 from financial items and $0.03 from lower tax.

NON-U.S. GAAP MEASURES

The Company believes that comparability between periods is improved through the exclusion of certain items. To assist investors in understanding the operating performance of Autoliv's business, it is useful to consider certain U.S. GAAP measures exclusive of these items. Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted Earnings per share, diluted”

(Dollars in millions, except per share data)

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$134	$(66)	$68	$237	$—	$237
Operating margin, %	6.3%	(3.1)%	3.2%	10.6%	—	10.6%
Earnings per share, diluted	$0.94	$(0.49)	$0.45	$1.79	$—	$1.79

1) Including costs for capacity alignment and gain on sale of property in Japan.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Millions	Per share	Millions	Per share
Capacity alignment1)	$(66)	$(0.76)	$—	$—
Total adjustments to operating income	(66)	(0.76)	—	—
Tax on non-U.S. GAAP adjustments2)	23	0.26	—	—
Total adjustments to net income	$(43)	$(0.49)	$—	$—

1) Whereof gain on sale of property in Japan of $80 million.

2) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

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

Calculation of “Trade working capital”

(Dollars in millions)

	March 31, 2022	December 31, 2021	March 31, 2021
Receivables, net	$1,824	$1,699	$1,846
Inventories, net	913	777	856
Accounts payable	(1,385)	(1,144)	(1,215)
Trade working capital	$1,352	$1,332	$1,487

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	March 31, 2022	December 31, 2021	March 31, 2021
Short-term debt	$347	$346	$291
Long-term debt	1,647	1,662	2,039
Total debt	1,994	2,008	2,330
Cash and cash equivalents	(938)	(969)	(1,254)
Debt issuance cost/Debt-related derivatives, net	1	13	39
Net debt	$1,057	$1,052	$1,115

Management uses the non-U.S. GAAP measure “Leverage Ratio” to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. The Company's long-term target for the leverage ratio (sum of net debt plus pension liabilities divided by EBITDA) is 1.0x with the aim to operate within the range of 0.5x to 1.5x. For details and calculation of leverage ratio, refer to the table below.

Calculation of “Leverage ratio”

(Dollars in millions)

	March 31, 2022	December 31, 2021	March 31, 2021
Net debt1)	$1,057	$1,052	$1,115
Pension liabilities	172	197	239
Debt per the Policy	1,229	1,248	1,354

Net income2)	363	437	271
Income taxes 2)	153	177	127
Interest expense, net2,3)	53	57	69
Other non-operating items, net2)	5	7	23
Income from equity method investments2)	(2)	(3)	(4)
Depreciation and amortization of intangibles2)	391	394	381
Capacity alignments and antitrust related matters2)	(58)	8	98
EBITDA per the Policy (Adjusted EBITDA)	$905	$1,077	$964
Leverage ratio	1.4	1.2	1.4

1) Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.

2) Latest 12-months.

3) Interest expense, net including cost for extinguishment of debt, if any, less interest income.

Headcount

	March 31, 2022	December 31, 2021	March 31, 2021
Total headcount	64,800	60,600	66,600
Whereof:
Direct personnel in manufacturing	47,000	43,000	48,700
Indirect personnel	17,800	17,600	17,900
Temporary personnel	9.4%	7.8%	9.9%

Trade working capital (Non-U.S. GAAP measure, see reconciliation table above) was reduced by $135 million compared to the same period last year, where the main drivers were related to $170 million higher accounts payables and $22 million in lower receivables, net, partly offset by $57 million in increased inventories, net.

Operating cash flow decreased by $116 million to $70 million compared to the same period last year, mainly due to lower net income.

Capital expenditure, net decreased by $76 million, which mainly reflects $95 million in proceeds from the sale of property, plant and equipment. Capital expenditure, net in relation to sales was 0.8% versus 4.1% a year earlier.

Operating cash flow less capital expenditures, net was $53 million, compared to $93 million a year earlier. The decline was due to the lower operating cash flow, partly offset by the property sale in Japan.

Net debt (Non-U.S. GAAP measure, see calculation above) was $1,057 million as of March 31, 2022, which was $58 million lower than a year earlier and $5 million higher compared to December 31, 2021.

Liquidity position. As of March 31, 2022, our cash balance was around $0.9 billion, and including committed, unused loan facilities, our liquidity position was around $2.0 billion.

Leverage ratio (Non-U.S. GAAP measure, see calculation above). As of March 31, 2022, the Company had a leverage ratio of 1.4x, compared to 1.4x as of March 31, 2021, as both the net debt (Non-U.S. GAAP measure) decreased and the 12 months trailing adjusted EBITDA decreased.

Total equity increased by $153 million compared to March 31, 2021, mainly due to $363 million from net income, partially offset by dividends of $220 million and share repurchases of $18 million.

Headcount. By March 31, 2022, total headcount decreased by 1,800 compared to a year earlier. The indirect workforce decreased by around 0.6% while the direct workforce decreased by around 3.5%. Compared to December 31, 2021, total headcount increased by around 6.9%, reflecting customer demand recovery expectations going into the new year. Direct workforce increased by around 9.3%, and the indirect workforce increased by 1.1%.

Full year 2022 indications

The Company's outlook indications for 2022 reflects continuing uncertainty in the automotive markets and are mainly based on its customer call-offs and global LVP outlook of a full year 2022 global LVP growth of 0-5% and that the Company achieves its targeted cost compensation effects along with some market stabilization.

Financial measure	Full year indication
Organic sales growth	Around 12-17%
FX impact on sales	Around 3% negative
Adjusted operating margin 1)	Around 5.5-7%
Tax rate 2)	Around 30%
Operating cash flow 3)	$750-850 million
Capex, net % of sales	Around 5.5%
1) Excluding costs for capacity alignments, antitrust related matters and other discrete items.
2) Excluding unusual tax items.
3) Excluding unusual items.

This report includes content supplied by IHS Markit Automotive; Copyright © Light Vehicle Production Forecast, April, 2022. All rights reserved.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

OTHER RECENT EVENTS

Key launches in the first quarter of 2022

Opel Astra: Steering Wheel, Driver/Passenger Airbags, Side Airbags and Seatbelts. Available as EV/PHEV.

Renault Megane E-Tech: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Front Center Airbag and Seatbelts.

Subaru WRX: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Pedestrian Airbag and Seatbelts.

Suzuki Glanza/Baleno: Side Airbags and Head/Inflatable Curtain Airbags.

Toyota Aygo X: Side Airbags and Head/Inflatable Curtain Airbags.

Nio ET7: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag, Seatbelts and Pyrotechnical Safety Switch. Available as EV/PHEV.

Mazda CX-50: Steering Wheel, Driver/Passenger Airbags, Side Airbags and Head/Inflatable Curtain Airbags.

Lexus LX: Side Airbags, Head/Inflatable Curtain Airbags and Seatbelts.

Alfa Romeo Tonale: Seatbelts. Available as EV/PHEV.

Other Items

•
On February 14, 2022, Autoliv announced that its detailed climate targets were approved by the Science Based Targets initiative.
•
On February 22, 2022, Autoliv announced that its Board of Directors declared a quarterly dividend of $0.64 per share for the first quarter of 2022, which was paid on March 23, 2022.
•
On February 22, 2022, Autoliv announced that its Board of Directors approved the renewal for one year of its €3 billion guaranteed euro medium term note program (EMTN program).
•
On February 23, 2022, Autoliv announced its intent to collaborate with Polestar in its industry-leading initiative Polestar 0. The goal is to develop a truly climate-neutral car by 2030.
•
On April 12, 2022, Autoliv announced the launch of its multi-year commitment to support the UN Road Safety Fund to strengthen insights into road safety challenges, contribute to safer mobility and help deliver Autoliv's goal of saving 100,000 lives a year.
•
Under Autoliv’s 2022-2024 stock purchase program, purchases of common stock and SDRs may be made in open market purchases, privately negotiated transactions, block purchase techniques, 10b5-1 trading plans or a combination of the foregoing in accordance with applicable law and the rules and regulations of both the NYSE and Nasdaq Stockholm. During the first quarter 2022, Autoliv repurchased 0.26 million shares of common stock at an average price of $76.46.
•
Following the closing of the sale of Veoneer, Inc. on April 1, 2022, Veoneer is no longer considered a related party.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

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

ITEM 1A. RISK FACTORS

Except as set forth below, as of March 31, 2022, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

We are currently operating in a period of significant macro-economic uncertainty, including global disruption of LVP due to supply-chain disruptions and COVID-related lockdowns and increasing inflationary pressures and commodity costs. Although we have minimum operations in Russia, the war in Ukraine and the current COVID-related lockdowns in China are exacerbating commodity cost increases, supply chain challenges and volatility with our customers’ production schedules. If the war in Ukraine continues for a lengthy period or spreads or the COVID-related lockdowns in China continue for a lengthy period or spread, it may have a materially negative impact on our business and results of operations.

The macro-economic uncertainty has been exacerbated by the war in Ukraine. Although the length and impact of the ongoing war is highly unpredictable, it exacerbated volatility in commodity prices, inflationary pressures, credit markets, foreign exchange rates and supply chain disruptions. Furthermore, governments in the United States, United Kingdom, Canada and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Existing or additional sanctions could further adversely affect the global economy further disrupt the global supply chain. Inflation is also currently high world-wide and may continue for an unforeseen time.

Due in part to the negative impact of the war in Ukraine and the current COVID lock-downs in China, we have experienced exacerbated increases in raw materials and increased costs for transportation, energy, and commodities. Although we are negotiating with our customers with respect to these additional commodity costs increases, commercial negotiations with our customers may not be successful or may not offset all of the adverse impact of higher transportation, energy and commodity costs. Additionally, even if we are successful with respect to negotiations with customers relating to commodity cost increases, there may be delay before we recover any increased costs. These may have a material negative impact on our business and results of operations.

For additional information see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchases by the Company during the three months period ended March 31, 2022.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (3)
January 1-31, 2022	—	$—	17,000,000
February 1-28, 2022	—	$—	17,000,000
March 1-31, 2022	234,757	$76.36	16,765,243

(1) The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. For accounting purposes, shares repurchased under our stock repurchase programs are recorded based upon the settlement date of the applicable trade. An additional 27,226 shares were repurchased but not settled as of March 31, 2022, and thus not included in the table above.

(2) Average price paid per share includes costs associated with the repurchases.

(3) On November 16, 2021, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million shares, whichever comes first, between January 2022 and the end of 2024.

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

4.9

Base Listing Particulars Agreement, dated February 19, 2021, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

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

4.12*	Base Listing Particulars Agreement, dated February 22, 2022, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

4.13*	Amended and Restated Programme Agreement, dated February 22, 2022, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

4.14*	Amended and Restated Agency Agreement, dated February 22, 2022, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

10.1*+	Form of Employee 2022 restricted stock units grant agreement promised under Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

10.2*+	Form of Employee 2022 performance share units grant agreement promised under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 22, 2022

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)