Form 10-Q
period 2022-06-30
AUTOLIV INC
filed 2022-07-22
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 18, 2022, there were 87,089,697 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$2,081	$2,022	$4,206	$4,265
Cost of sales	(1,755)	(1,638)	(3,591)	(3,422)
Gross profit	326	384	614	843
Selling, general and administrative expenses	(112)	(111)	(227)	(219)
Research, development and engineering expenses, net	(112)	(107)	(219)	(213)
Amortization of intangibles	(0)	(3)	(2)	(5)
Other income (expense), net1)	22	0	92	(4)
Operating income	124	164	258	401
Income from equity method investment	1	0	2	2
Interest income	1	2	2	2
Interest expense	(13)	(16)	(26)	(32)
Other non-operating items, net	5	2	1	(4)
Income before income taxes	117	152	237	370
Income tax expense	(38)	(48)	(74)	(108)
Net income	79	105	163	262
Less: Net income attributable to non-controlling interest	0	0	1	1
Net income attributable to controlling interest	$79	$104	$162	$261

Net earnings per share – basic2)	$0.91	$1.19	$1.86	$2.98
Net earnings per share – diluted2)	$0.91	$1.19	$1.85	$2.98

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.2	87.4	87.2	87.4
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.3	87.7	87.4	87.7

Cash dividend per share – declared	$0.64	$0.62	$1.28	$0.62
Cash dividend per share – paid	$0.64	$0.62	$1.28	$0.62

1) The three months period ending June 30, 2022, includes a gain of $21 million from a patent litigation settlement. The six months period ending June 30, 2022, includes a gain on sale of property of $80 million in Japan in March 2022 and a gain of $21 million from a patent litigation settlement in June 2022.

2) Participating share awards with the right to receive dividend equivalents are (under the two-class method) excluded from the earnings per share calculation

(see Note 11 to the unaudited condensed consolidated financial statements).

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$79	$105	$163	$262
Other comprehensive (loss) income before tax:
Change in cumulative translation adjustments	(121)	37	(115)	(27)
Net change in unrealized components of defined benefit plans	3	1	15	3
Other comprehensive (loss) income, before tax	(118)	38	(100)	(24)
Tax effect allocated to other comprehensive loss	(1)	(0)	(5)	(1)
Other comprehensive (loss) income, net of tax	(118)	38	(104)	(25)
Comprehensive income	(40)	143	58	237
Less: Comprehensive income attributable to non-controlling interest	(1)	1	(0)	1
Comprehensive (loss) income attributable to controlling interest	$(40)	$142	$58	$236

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$327	$969
Receivables, net	1,779	1,699
Inventories, net	903	777
Prepaid expenses and accrued income	195	164
Other current assets	81	65
Total current assets	3,285	3,675
Property, plant and equipment, net	1,806	1,855
Operating lease right-of-use assets	120	132
Goodwill	1,373	1,387
Intangible assets, net	6	8
Other non-current assets	439	481
Total assets	7,030	7,537

Liabilities and equity
Short-term debt	559	346
Accounts payable	1,303	1,144
Accrued expenses	944	996
Operating lease liabilities - current	37	38
Other current liabilities	218	297
Total current liabilities	3,061	2,821
Long-term debt	1,060	1,662
Pension liability	155	197
Operating lease liabilities - non-current	83	94
Other non-current liabilities	113	115
Total non-current liabilities	1,410	2,067
Common stock	102	103
Additional paid-in capital	1,319	1,329
Retained earnings	2,762	2,742
Accumulated other comprehensive loss	(512)	(408)
Treasury stock	(1,128)	(1,133)
Total controlling interest's equity	2,544	2,633
Non-controlling interest	15	15
Total equity	2,558	2,648
Total liabilities and equity	$7,030	$7,537

See Notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$163	$262
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	186	199
Gain on divestiture of property	(80)	—
Deferred income taxes	17	3
Other, net	(9)	(1)
Net change in operating assets and liabilities	(257)	(214)
Net cash provided by operating activities	19	249

Investing activities
Expenditures for property, plant and equipment	(254)	(191)
Proceeds from sale of property, plant and equipment	98	1
Net cash used in investing activities	(156)	(189)

Financing activities
Net decrease in short-term debt	(277)	(291)
Increase in long-term debt	0	14
Decrease in long-term debt	(33)	0
Dividends paid	(112)	(54)
Stock repurchased	(40)	—
Common stock options exercised	0	2
Net cash used in financing activities	(462)	(329)
Effect of exchange rate changes on cash and cash equivalents	(43)	(16)
Decrease in cash and cash equivalents	(642)	(285)
Cash and cash equivalents at beginning of period	969	1,178
Cash and cash equivalents at end of period	$327	$893

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2021	$103	$1,329	$2,742	$(408)	$(1,133)	$2,633	$15	$2,648
Comprehensive Income:
Net income			83			83	0	83
Foreign currency translation adjustment				6		6	0	6
Pension liability				8		8		8
Total Comprehensive Income	—	—	83	14	—	97	0	98
Stock repurchased and retired	(0)	(4)	(13)			(18)		(18)
Stock-based compensation					2	2		2
Cash Dividends			(56)			(56)		(56)
Balances at March 31, 2022	$103	$1,325	$2,755	$(393)	$(1,131)	$2,659	$15	$2,674
Comprehensive Income:
Net income			79			79	0	79
Foreign currency translation adjustment				(121)		(121)	(1)	(122)
Pension liability				3		3		3
Total Comprehensive Income	—	—	79	(119)	—	(40)	(1)	(40)
Stock repurchased and retired	(0)	(6)	(16)			(22)		(22)
Stock-based compensation					2	2		2
Cash dividends declared			(56)			(56)		(56)
Balances at June 30, 2022	$102	$1,319	$2,762	$(512)	$(1,128)	$2,544	$15	$2,558

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2020	$103	$1,329	$2,471	$(347)	$(1,147)	$2,409	$14	$2,423
Comprehensive Loss:
Net income			157			157	0	157
Foreign currency translation adjustment				(64)		(64)	(0)	(64)
Pension liability				1		1		1
Total Comprehensive Income	—	—	157	(63)	—	94	0	94
Stock-based compensation					4	4		4
Balances at March 31, 2021	$103	$1,329	$2,628	$(410)	$(1,143)	$2,507	$14	$2,521
Comprehensive Loss:
Net income			104			104	1	105
Foreign currency translation adjustment				37		37	(0)	37
Pension liability				1		1		1
Total Comprehensive Loss	—	—	104	38	—	142	1	143
Stock-based compensation					5	5		5
Cash dividends declared			(54)			(54)		(54)
Balances at June 30, 2021	$103	$1,329	$2,678	$(372)	$(1,138)	$2,600	$15	$2,615

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2022

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

Adoption of new accounting standards

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which increases the transparency of government assistance, including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for business entities for annual periods beginning after December 15, 2021, and early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company adopted this standard prospectively on January 1, 2022 and the adoption of this standard did not have a material impact on our Consolidated Financial Statements or related disclosures.

Accounting standards issued but not yet adopted

None that is expected to have a material impact on the Company.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of June 30, 2022 or December 31, 2021 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of June 30, 2022 and December 31, 2021 were foreign exchange swaps.

For the three months period ended June 30, 2022 and 2021, the gains (losses) recognized in other non-operating items, net were $(23) million and $20 million, respectively, for derivative instruments not designated as hedging instruments. For the six months period ended June 30, 2022 and 2021, the gains (losses) recognized in other non-operating items, net were $(14) million and $(38) million. The realized part of the losses referred to above is reported under financing activities in the statement of cash flows.

For the three and six months periods ended June 30, 2022 and June 30, 2021, the gains (losses) recognized as interest expense were immaterial.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	June 30, 2022						December 31, 2021
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$1,422	1)	$4	2)	$28	3)	$1,348	4)	$5	5)	$16	6)
Total derivatives not designated as hedging instruments	$1,422		$4		$28		$1,348		$5		$16

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,422 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $4 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $28 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	June 30, 2022		December 31, 2021
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$767	$753	$1,330	$1,400
Loans	294	300	332	347
Total long-term debt	1,060	1,052	1,662	1,747

Short-term debt
Short-term portion of long-term debt	522	514	332	333
Overdrafts and other short-term debt	37	37	14	14
Total short-term debt	$559	$551	$346	$348

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

For the three and six months periods ended June 30, 2022 and June 30, 2021, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended June 30, 2022 was 32.2% compared to 31.3% for the three months period ended June 30, 2021. Discrete tax items, net for the three months period ended June 30, 2022 had an unfavorable impact of 1.5%. Discrete tax items, net for the three months period ended June 30, 2021 had an unfavorable impact of 0.2%.

The effective tax rate for the six months period ended June 30, 2022 was 31.3% compared to 29.2% for the six months period ended June 30, 2021. Discrete tax items, net for the six months period ended June 30, 2022 had an unfavorable impact of 1.0%. Discrete tax items, net for the six months period ended June 30, 2021 had a favorable impact of 0.1%.

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

As of June 30, 2022, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the six months period ended June 30, 2022, the Company recorded a net increase of $4 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. Of the total unrecognized tax benefits of $53 million recorded as of June 30, 2022, $16 million is classified as current tax payable within Other current liabilities and $37 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	June 30, 2022	December 31, 2021
Raw materials	$420	$395
Work in progress	332	283
Finished products	242	190
Inventories	994	868
Inventory valuation reserve	(92)	(91)
Total inventories, net of reserve	$903	$777

6. RESTRUCTURING

As of June 30, 2022, approximately $11 million out of the $45 million in total reserve balance can be attributed to the structural efficiency program initiated in the second quarter of 2020 and mainly relates to Europe. This program is expected to be concluded in 2022. Approximately $21 million of the total reserve balance can be attributed to footprint optimization activities in Europe initiated in the third quarter of 2020. These activities are expected to be concluded in 2023. The cash payments for the three months period ended June 30, 2022 relate to restructuring activities in Europe and Asia. The majority of the cash payments for the six months period ended June 30, 2022 relate to footprint optimization activities in Asia.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reserve at beginning of the period	$58	$113	$88	$126
Provision - charge	0	1	12	2
Provision - reversal	(0)	(0)	(0)	(0)
Cash payments	(9)	(8)	(50)	(17)
Translation difference	(4)	1	(5)	(4)
Reserve at end of the period	$45	$107	$45	$107

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

For the three and six months periods ended June 30, 2022, provisions and cash payments primarily relate to warranty related issues. For the three and six months periods ended June 30, 2021, provisions and cash paid primarily related to warranty related issues. As of June 30, 2022, the reserve for product related liabilities mainly relates to recall related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). A majority of the Company’s product-related liabilities as of June 30, 2022 are covered by insurance. Insurance receivables are included within Other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of June 30, 2022, the Company had total insurance receivables of $149 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reserve at beginning of the period	$150	$328	$144	$341
Change in reserve	3	1	12	5
Cash payments	(5)	(237)	(8)	(243)
Translation difference	(2)	11	(2)	(0)
Reserve at end of the period	$145	$103	$145	$103

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$0	$2	$0	$4
Interest cost	4	2	6	5
Expected return on plan assets	0	(5)	(4)	(9)
Amortization of prior service cost	—	1	—	0
Amortization of actuarial loss	0	1	0	1
Settlement loss	0	—	1	—
Net Periodic Benefit Cost	$4	$1	$3	$1

Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$2	$3	$5	$6
Interest cost	2	2	3	3
Expected return on plan assets	(1)	(1)	(1)	(1)
Amortization of actuarial loss	0	1	0	1
Curtailment gain	(2)	—	(2)	—
Settlement gain	(2)	—	(3)	—
Net Periodic Benefit (Gain) Cost	$(1)	$5	$2	$9

The Service cost and Amortization of prior service cost components in the tables above are reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components - Interest cost, Expected return on plan assets, Amortization of actuarial loss, Settlement loss (gain) and Curtailment gain - are reported as Other non-operating items, net in the Consolidated Statements of Income.

Settlement accounting has been triggered for the U.S. pension plans because the lump-sum payments made during the second quarter exceeded the sum of service cost and interest cost for these U.S. plans. Due to the settlement accounting, the obligation and plan assets for these U.S. plans have been re-measured as of June 30, 2022, which resulted in a lower net pension liability of $3 million compared to March 31, 2022. The discount rate used to determine the U.S. net periodic benefit cost because of the re-measurement was changed from previously 3.76% to 4.76% in the second quarter. The expected long-term rate of return on plan asset is unchanged at 5.05%.

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

Product Liability:

On September 18, 2014, Jamie Andrews filed a wrongful death products liability suit against several Autoliv entities stemming from a fatal car accident in 2013 where the plaintiff’s husband was fatally injured. The lawsuit alleges that Autoliv should be liable for a defectively-designed driver seatbelt. The case was removed to the United States District Court for the Northern District of Georgia. The suit originally included Bosch and Mazda entities as well, but these entities were dismissed pursuant to confidential settlement agreements with the plaintiff, and all of the Autoliv entities except Autoliv Japan Ltd. were also dismissed. On January 10, 2017, the District Court entered an order granting summary judgment in favor of Autoliv, concluding that Autoliv was not actively involved in the design of Mr. Andrews’s seatbelt and, therefore, should not be liable for plaintiff’s claims as a matter of law. However, on appeal, the Eleventh Circuit Court of Appeals reversed the decision, holding that, under Georgia’s products liability statute, Autoliv could be liable for a design defect associated with the seatbelt, regardless of its level of involvement in the seatbelt’s ultimate design, because Autoliv manufactured it. On October 4, 2021, the case proceeded to a bench trial before the United States District Court for the Northern District of Georgia. On December 31, 2021, the District Court entered a Final Order and Judgment concluding that Mr. Andrews’s seatbelt was defectively designed and Autoliv was strictly liable for the design. In doing so, the District Court concluded that Mr. Andrews had incurred $27,019,343 in compensatory damages, but only ordered Autoliv to pay 50 percent of that amount, $13,509,671 after finding that 50 percent of the fault for Mr. Andrews’s damages should be apportioned to Mazda. The Court declined to apportion any fault for Mr. Andrews’s damages to Mr. Andrews or Bosch. The District Court also entered an award of punitive damages against Autoliv in the amount of $100,000,000. The plaintiff has since filed a post-trial motion asking the District Court to hold Autoliv liable for the entire amount of compensatory damages ($27,019,343), not just $13,509,671. The plaintiff has also requested pre-judgment interest on the damages awards plus attorneys’ fees and costs. Autoliv has opposed these requests.

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

For the three and six months periods ended June 30, 2022, the Company recorded approximately $3 million and $5 million, respectively, in stock-based compensation expense related to RSUs and PSUs. For the three and six months periods ended June 30, 2021, the Company recorded approximately $4 million and $7 million, respectively, in stock-based compensation expense related to RSUs and PSUs.

During the three and six months periods ended June 30, 2022, approximately 16 thousand and 138 thousand shares, respectively, of common stock from the treasury stock were utilized by the Plan. During the three and six months periods ended June 30, 2021, approximately 47 thousand and 116 thousand shares, respectively, of common stock from the treasury stock were utilized by the Plan.

11. EARNINGS PER SHARE

The computation of basic and diluted EPS under the two-class method is set forth in the table below. Anti-dilutive shares outstanding were immaterial for all periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$79	$104	$162	$261
Participating share awards with dividend equivalent rights	0	0	0	0
Net income applicable to common shareholders	79	104	162	261
Earnings allocated to participating share awards1)	0	0	0	0
Net income attributable to common shareholders	$79	$104	$162	$261
Denominator: 1)
Basic: Weighted average common stock	87.2	87.4	87.2	87.4
Add: Weighted average stock options/ share awards	0.1	0.3	0.2	0.3
Diluted:	87.3	87.7	87.4	87.7

Net earnings per share - basic	$0.91	$1.19	$1.86	$2.98

Net earnings per share - diluted	$0.91	$1.19	$1.85	$2.98

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

12. RELATED PARTY TRANSACTIONS

Veoneer, Inc., was a related party until April 1, 2022. During the three months period ended March 31, 2022, when Veoneer was a related party, the Company's related party purchases from Veoneer amounted to $17 million. For the three and six months periods ended June 30, 2021, the Company's related party purchases from Veoneer amounted to $20 million and $41 million, respectively.

Amounts due to and due from related party as of December 31, 2021 were as follows (dollars in millions).

As of
December 31, 2021
Related party receivables1)	$1
Related party payables2)	15
Related party accrued expenses3)	9

1) Included in Receivables, net in the Condensed Consolidated Balance Sheet.

2) Included in Accounts payable in the Condensed Consolidated Balance Sheet.

3) Included in Accrued expenses in the Condensed Consolidated Balance Sheet.

13. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three and six months periods ended June 30, 2022 and June 30, 2021, were as follows (dollars in millions).

Net Sales by Products	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Airbag Products and Other1)	$1,336	$1,310	$2,716	$2,773
Seatbelt Products1)	746	712	1,489	1,491
Total net sales	$2,081	$2,022	$4,206	$4,265
1) Including Corporate and other sales.

Net Sales by Region	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
China	$363	$399	$810	$814
Japan	142	175	320	386
Rest of Asia	227	219	459	471
Americas	738	621	1,431	1,307
Europe	611	608	1,186	1,287
Total net sales	$2,081	$2,022	$4,206	$4,265

Contract Balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three and six months periods ended June 30, 2022 and June 30, 2021, were not material in any period.

14. SUBSEQUENT EVENTS

There were no reportable events subsequent to June 30, 2022.

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

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see reconciliations for “Organic sales”, “Trade working capital”, “Free cash flow”, “Net debt”, “Leverage ratio”, “Adjusted operating income”, “Adjusted operating margin” and “Adjusted earnings per share, diluted” provided below. Management believes that these non-U.S. GAAP financial measures provide supplemental information to investors regarding the performance of the Company’s business and assist investors in analyzing trends in the Company's business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as substitutes for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to the most directly comparable U.S. GAAP financial measures. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

EXECUTIVE OVERVIEW

The Company managed good execution in a challenging environment in the second quarter, leading to better-than-expected results.

A strong performance in June, with some LVP recovery and progress in the customer price discussions, including some retroactive compensations, means that the Company is reporting a second quarter adjusted operating margin (Non-U.S. GAAP measure) that is better than in the first quarter. Supply chains remained distressed in the quarter, aggravated by lockdowns in China. Raw material cost increases, currency movements and a lower-than-expected and volatile LVP were also major challenges in the quarter. Cash flow was negative in the quarter, mainly due to volatility and timing effects on working capital. The Company expects to recover most of these effects in the second half of the year.

In a quarter where the Company saw continued low and volatile LVP, Autoliv managed to outperform global LVP significantly, despite negative regional mix effects.

It is encouraging that the Company is making progress in compensation from its customers in the form of sustainable price increases. Discussions continue where the Company aims for prices that reflect changes in the cost environment and a contract structure that is flexible and allows for broader and faster adjustments to future changes in the business environment.

Recent developments in supply chains, customer production plans, raw material prices and the Company's cost recovery discussions are encouraging and the Company believes it is well prepared for an improved market development. However, the Company is also making sure it is agile and prepared for more adverse market development should that be necessary. Therefore, the Company continues to step up its cost control measures. Cost reductions and footprint initiatives are on plan and include capacity alignments and footprint optimizations.

The Company is adjusting its full year 2022 indication to a narrower range, reflecting the Company's actions and the shorter time span remaining of the year. Although the leverage ratio (Non-U.S. GAAP measure) currently is above the Company's target range, the Company remains committed to its share repurchase ambitions over time.

The Company remains confident in its medium-term adjusted operating margin (Non-U.S. GAAP measure) target of 12%, based on the framework the Company outlined at its Capital Market Day in 2021.

Financial highlights in the second quarter of 2022

$2,081m net sales

2.9% net sales increase

8.0% organic sales increase (Non-U.S. GAAP measure)

6.0% operating margin

6.0% adjusted operating margin (Non-U.S. GAAP measure)

$0.91 EPS - a decrease of 24%

$0.90 adjusted EPS (Non-U.S. GAAP measure) - a decrease of 25%

Key business developments in the second quarter of 2022

•
Sales increased organically (Non-U.S. GAAP measure) by 8%, which was around 7pp better than global LVP which increased by around 1% (IHS Markit July 2022). The outperformance was mainly due to price increases and new product launches.

•
Stronger than expected performance in June driven by price increases, LVP recovery and a patent litigation settlement led to a better-than-expected operating profit for the quarter. However, profitability declined due to higher raw material costs, currency movements, low and volatile LVP and lockdowns in China. Operating margin and adjusted operating margin (Non-U.S. GAAP measure) declined by 2.2pp. Commercial recoveries relating to periods prior to second quarter 2022 and the patent litigation settlement combined amounted to around $50 million in the quarter. Return on capital employed was 13.1%.
•
Negative Q2 operating cash flow, expected to recover in the second half. Operating cash flow was negative $51 million and free cash flow (Non-U.S. GAAP measure) was negative $190 million impacted by adverse effects from working capital. Net debt (Non-U.S. GAAP measure) increased and EBITDA declined versus a year earlier, leading to a leverage ratio of 1.7x. A dividend of $0.64 per share was paid and 0.30 million shares were repurchased in the quarter.

Business update relating to COVID-19, the war in Ukraine and other market conditions

COVID-19

The COVID-19 pandemic continued to impact the Company's business in the second quarter of 2022 through limited LVP by its customers caused by global semiconductor shortage and other industry supply chain disruptions. The second quarter of 2022 saw global LVP growth year over year by around 1% (according to IHS Markit July 2022). Supply chain disruptions that led to low customer demand visibility and material changes to customer call-offs with short notice negatively impacted our production efficiency and profitability in the quarter. Rising raw material costs amounted to almost 6pp in operating margin headwind in the second quarter, of which a large part was offset by commercial customer recoveries, including retroactive compensations.

Direct COVID-19 related costs, such as personal protective equipment, quarantine costs and similar items, were around $8 million in the second quarter of 2022. Governmental support in connection with furloughing, short-term work weeks, and other similar activities was around $0.5 million in the quarter.

Pandemic related lockdowns in China in April resulted in significant loss of production and adversely impacted sales and profitability. June was not impacted by lockdowns.

The Company expects the current industry-wide semiconductor supply shortage to be a limiting factor for the global LVP recovery in 2022. The Company also expects that the current price environment could lead to raw material costs of up to 5.5pp in operating margin headwind for the full year of 2022, with similar year over year impact in all quarters. The Company is currently in discussions with its customers regarding price increases and the Company believes product price increases should gradually offset the cost inflation. The Company achieved significant price increases in the second quarter and expect further positive results in the second half of 2022.

In response to the increased challenging market conditions, the Company continues with strict cost control measures, a hiring freeze and accelerated cost savings and footprint activities. The situation is monitored closely, and further actions are being evaluated.

The war in Ukraine

The direct impact of the war in Ukraine on the Company's business has been relatively limited. In 2021, sales in Russia were less than 1.0% of total sales. The Company has one facility with less than 200 employees in Russia. The Company's net assets in Russia, mainly USD cash items, amount to around $14 million. The Company has no operations in Ukraine. The Company has identified four sub-suppliers in Ukraine and the Company is supporting its suppliers in relocating that sourcing. The Company has been able to fulfill its delivery commitments to its customers. The war initially impacted European LVP negatively due to component shortages. The actions undertaken by the impacted suppliers to relocate sourcing are either activated or could be immediately activated in emergency cases. The shortage situation has improved and is not currently materially impacting LVP.

RESULTS OF OPERATIONS

Overview

The following table shows some of the key ratios management uses internally to analyze the Company's current and future financial performance and core operations as well as to identify trends in the Company’s financial conditions and results of operations. The Company has provided this information to investors to assist in meaningful comparisons of past and present operating results and to assist in highlighting the results of ongoing core operations. These ratios are more fully explained below and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K and the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

The Company's management uses the Return on capital employed (ROCE) and Return on total equity (ROE) measures for purposes of comparing its financial performance with the financial performance of other companies in the industry and providing useful information regarding the factors and trends affecting the Company’s business. As used by the Company, ROCE is annualized operating income and income from equity method investments, relative to average capital employed. The Company believes ROCE is a useful indicator of long-term performance both absolute and relative to the Company's peers as it allows for a comparison of the profitability of the Company’s capital employed in its business relative to that of its peers.

ROE is the ratio of annualized income (loss) relative to average total equity for the periods presented. The Company’s management believes that ROE is a useful indicator of how well management creates value for its shareholders through its operating activities and its capital management.

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	or As of June 30,		or As of June 30,
	2022	2021	2022	2021
Total parent shareholders’ equity per share	$29.20	$29.72	$29.20	$29.72
Capital employed 1)	3,876	3,815	3,876	3,815
Net debt 2)	1,318	1,200	1,318	1,200

Trade working capital8)	1,379	1,495	1,379	1,495
Trade working capital relative to sales, %9)	16.6%	18.5%	16.6%	18.5%
Receivables outstanding relative to sales, %10)	21.4%	21.3%	21.4%	21.3%
Inventory outstanding relative to sales, %11)	10.8%	11.1%	10.8%	11.1%
Payables outstanding relative to sales, %12)	15.7%	13.9%	15.7%	13.9%

Gross margin, % 3)	15.7%	19.0%	14.6%	19.8%
Operating margin, % 4)	6.0%	8.1%	6.1%	9.4%

Return on total equity, % 5)	12.1%	16.3%	12.4%	20.8%
Return on capital employed, % 6)	13.1%	17.6%	13.8%	21.8%

Headcount at period-end 7)	64,700	64,500	64,700	64,500

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

three months period ended June 30, 2022 COMPARED WITH three months period ended June 30, 2021

Consolidated Sales Development

(dollars in millions)

	Three Months Ended June 30,			Components of change in net sales
	2022	2021	Reported change	Currency effects 1)	Organic 3)
Airbag products and Other2)	$1,336	$1,310	2.0%	(4.9)%	6.8%
Seatbelt products 2)	746	712	4.7%	(5.5)%	10.2%
Total	$2,081	$2,022	2.9%	(5.1)%	8.0%

Asia	$732	$794	(7.8)%	(6.1)%	(1.7)%
Whereof: China	363	399	(9.2)%	(2.3)%	(6.9)%
Japan	142	175	(18.8)%	(13.5)%	(5.3)%
Rest of Asia	227	219	3.3%	(7.2)%	10.5%
Americas	738	621	19.0%	0.3%	18.6%
Europe	611	608	0.6%	(9.3)%	9.9%
Total	$2,081	$2,022	2.9%	(5.1)%	8.0%

1) Effects from currency translations.

2) Including Corporate and Other sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

All major product categories increased organically (Non-U.S. GAAP measure) in the quarter. The largest contributor to the increase was steering wheels and inflatable curtains, followed by passenger airbags and side airbags.

Sales by product - Seatbelts

The main contributor to Seatbelt products organic growth (Non-U.S. GAAP measure) was Europe and Americas, partly offset by a small decline in China.

Sales by region

The Company's global organic sales (Non-U.S. GAAP measure) increased by 8% compared to the global LVP increase of around 1% (according to IHS Markit July 2022). The 7pp outperformance was driven by price increases and new product launches, partly offset by negative geographical mix effects. Autoliv outperformed LVP by around 15pp in Europe, by around 10pp in Japan and by around 8pp in Americas. The Company underperformed by around 4pp in China reflecting that lower-end vehicles production grew while higher-end vehicle production declined. The Company underperformed by around 3pp in Rest of Asia.

Second quarter of 2022 organic growth1)

	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	19%	10%	(6.9)%	(5.3)%	11%	8.0%
Main growth drivers	Ford, Stellantis	Stellantis, Ford, VW	Toyota, Mercedes	Subaru, Nissan	Tata, Suzuki	Ford, Stellantis
Main decline drivers	Honda	Volvo, Mitsubishi	Honda, Great Wall, GM	Toyota, Mazda, Honda	Nissan, Mitsubishi	Honda, Great Wall, Volvo

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change second quarter of 2022 versus second quarter of 2021

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	11%	(5.0)%	(3.1)%	(15)%	14%	0.6%

1) Source: IHS Markit July 2022.

Earnings

	Three Months Ended June 30,
(Dollars in millions, except per share data)	2022	2021	Change
Net Sales	$2,081	$2,022	2.9%
Gross profit	326	384	(15.2)%
% of sales	15.7%	19.0%	(3.3)pp
S, G&A	(112)	(111)	0.9%
% of sales	(5.4)%	(5.5)%	0.1	pp
R, D&E, net	(112)	(107)	5.0%
% of sales	(5.4)%	(5.3)%	(0.1)pp
Amortization of Intangibles	(0)	(3)	(85.5)%
Other income (expense), net	22	0	n/a
Operating income	124	164	(24.5)%
% of sales	6.0%	8.1%	(2.2)pp
Adjusted operating income1)	124	166	(25.1)%
% of sales	6.0%	8.2%	(2.2)pp
Financial and non-operating items, net	(7)	(12)	(43.0)%
Income before taxes	117	152	(23.1)%
Income taxes	(38)	(48)	(20.8)%
Tax rate	32.2%	31.3%	0.9	pp
Net income	79	105	(24.1)%
Earnings per share, diluted2)	0.91	1.19	(23.8)%
Adjusted earnings per share, diluted1),2)	0.90	1.20	(25.2)%

1) Non-U.S. GAAP measure, excluding costs for capacity alignment and gain on sale of property.

2) Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

Second quarter of 2022 development

Gross profit decreased by $58 million, and the gross margin decreased by 3.3pp compared to the same quarter 2021. The gross margin decrease was primarily driven by adverse effects from higher raw material costs, partly offset by price increases.

S,G&A costs were close to unchanged compared to the prior year, as increased IT expenses were offset by positive foreign currency translation effects.

R,D&E, net costs increased by around $5 million compared to the prior year, mainly due to lower engineering income. R,D&E, net, in relation to sales was close to unchanged at 5.4%.

Other income (expense), net improved by around $22 million compared to the prior year, mainly due to a patent litigation settlement.

Operating income decreased by $40 million compared to the same period in 2021, mainly as a consequence of the lower gross profit, partly offset by the improved Other income (expense).

Adjusted operating income (Non-U.S. GAAP measure) decreased by $42 million versus the prior year, mainly due to lower gross profit, partly offset by the improved Other income (expense).

Financial and non-operating items, net, improved by $5 million, mainly due to lower interest expenses and non-operating items, net.

Income before taxes decreased by $35 million compared to the prior year, mainly due to the lower operating income partly offset by improved financial and non-operating items, net.

Tax rate was 32.2%, compared to 31.3% in the same period last year, mainly due to unfavorable country mix. In addition, discrete tax items, net, increased the tax rate this quarter by 1.5%. Discrete tax items were not material last year.

Earnings per share, diluted decreased by $0.28 compared to a year earlier, where the main drivers were $0.33 from lower adjusted operating income (Non-U.S. GAAP measure) partly mitigated by $0.04 from financial items.

six months period ended June 30, 2022 compared with six months period ended June 30, 2021

Consolidated Sales Development

(dollars in millions)

	Six Months Ended June 30,			Components of change in net sales
	2022	2021	Reported change	Currency effects 1)	Organic 3)
Airbag products and Other 2)	$2,716	$2,773	(2.1)%	(4.4)%	2.4%
Seatbelt products 2)	1,489	1,491	(0.2)%	(5.0)%	4.8%
Total	$4,206	$4,265	(1.4)%	(4.6)%	3.2%

Asia	$1,589	$1,671	(4.9)%	(4.8)%	(0.1)%
Whereof: China	810	814	(0.5)%	(0.0)%	(0.4)%
Japan	320	386	(17.0)%	(11.9)%	(5.1)%
Rest of Asia	459	471	(2.7)%	(7.4)%	4.7%
Americas	1,431	1,307	9.4%	0.2%	9.2%
Europe	1,186	1,287	(7.8)%	(9.3)%	1.5%
Total	$4,206	$4,265	(1.4)%	(4.6)%	3.2%

1) Effects from currency translations.

2) Including Corporate and Other sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

The largest contributor to the organic growth (Non-U.S. GAAP measure) was steering wheels, followed by inflatable curtains and front center airbags.

Sales by product - Seatbelts

The main contributor to Seatbelt products organic growth (Non-U.S. GAAP measure) was Americas followed by Rest of Asia and Europe, partly offset by a decline in China.

Sales by region

The Company's global organic sales (Non-U.S. GAAP measure) increased by around 3% compared to the LVP decline of around 1% (according to IHS Markit July 2022). The 4.4pp outperformance was driven by new product launches and price increases. The Company outperformed LVP by around 14pp in Europe, by around 9pp in Japan, and by around 5pp in Americas. The Company underperformed by around 3pp in China and Rest of Asia.

First six months 2022 organic growth1)

	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	9.2%	1.5%	(0.4)%	(5.1)%	4.7%	3.2%
Main growth drivers	Ford, Stellantis	Stellantis, Toyota, Ford	Toyota, Mercedes	Mitsubishi, Honda, Subaru	Tata, Honda, Suzuki	Stellantis, Ford
Main decline drivers	Honda, Nissan	Volvo, BMW	Great Wall, GM, VW	Toyota, Nissan, Mazda	Hyundai/Kia, Nissan, Mitsubishi	Nissan, Great Wall, Honda

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change First six months 2022 versus first six months 2021

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	3.8%	(12)%	3.0%	(14)%	8.0%	(1.2)%

1) Source: IHS Markit July 2022.

Earnings

	Six Months Ended June 30,
(Dollars in millions, except per share data)	2022	2021	Change
Net Sales	$4,206	$4,265	(1.4)%
Gross profit	614	843	(27.1)%
% of sales	14.6%	19.8%	(5.2)pp
S, G&A	(227)	(219)	4.0%
% of sales	(5.4)%	(5.1)%	(0.3)pp
R, D&E, net	(219)	(213)	2.7%
% of sales	(5.2)%	(5.0)%	(0.2)pp
Amortization of Intangibles	(2)	(5)	(65.1)%
Other income (expense), net	92	(4)	n/a
Operating income	258	401	(35.6)%
% of sales	6.1%	9.4%	(3.3)pp
Adjusted operating income1)	192	403	(52.3)%
% of sales	4.6%	9.4%	(4.9)pp
Financial and non-operating items, net	(22)	(32)	(31.2)%
Income before taxes	237	370	(36.0)%
Income taxes	(74)	(108)	(31.5)%
Tax rate	31.3%	29.2%	2.1	pp
Net income	163	262	(37.9)%
Earnings per share, diluted2)	1.85	2.98	(37.8)%
Adjusted earnings per share, diluted1),2)	1.36	2.99	(54.5)%

1) Non-U.S. GAAP measure, excluding costs for capacity alignment and gain on sale of property.

2) Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

First six months 2022 development

Gross profit decreased by $228 million and the gross margin decreased by 5.2pp compared to the same period 2021. The gross margin decrease was primarily driven by adverse effects from higher raw material costs and higher costs for premium freight, partly offset by price increases.

S,G&A costs increased by $9 million compared to the prior year, mainly relating to investments in personnel and IT and improvement projects partly offset by positive foreign currency translation effects.

R,D&E, net costs increased by $6 million, mainly due to lower engineering income. R,D&E, net, in relation to sales was close to unchanged at 5.2%.

Other income (expense), net improved by $96 million compared to the prior year, mainly due to around $80 million gain from the sale of a property in Japan and around $20 million from a patent litigation settlement partly offset by around $10 million in capacity alignment provision for the closure of a plant in South Korea.

Operating income decreased by $143 million compared to the same period in 2021, mainly as a consequence of the lower gross profit, partly offset by the improved Other income (expense).

Adjusted operating income (Non-U.S. GAAP measure) decreased by $211 million versus the prior year, mainly due to lower gross profit.

Financial and non-operating items, net, improved by $10 million, mainly due to lower interest expenses and non-operating items, net.

Income before taxes decreased by $133 million compared to the prior year, mainly due to the lower operating income partly offset by improved financial and non-operating items, net.

Tax rate was 31.3%, compared to 29.2% in the same period last year, mainly due to unfavorable country mix. In addition, discrete tax items, net, increased the tax rate this year by 1.0%. Discrete tax items were not material last year.

Earnings per share, diluted decreased by $1.13 compared to a year earlier, where the main drivers were $1.70 from lower adjusted operating income (Non-U.S. GAAP measure) partly mitigated by $0.50 from capacity alignment and $0.08 from financial items.

LIQUIDITY AND CAPITAL RESOURCES

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

Second quarter of 2022 development

Trade working capital (Non-U.S. GAAP measure, see calculation table below) was reduced by $116 million compared to the same period last year, where the main drivers were related to $178 million higher accounts payables, partly offset by $60 million in higher receivables.

Operating cash flow decreased by $114 million to negative $51 million compared to the same period last year, mainly due to unfavorable changes in operating working capital related mainly to sales volatility and timing effects.

Capital expenditure, net increased by $42 million, which mainly reflects investments related to footprint and capacity expansions. Capital expenditure, net in relation to sales was 6.7% versus 4.8% a year earlier.

Free cash flow (Non-U.S. GAAP measure, see calculation table below) was negative $190 million, compared to negative $33 million a year earlier. The decline was due to the lower operating cash flow and higher capital expenditure, net.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) was $1,318 million as of June 30, 2022, which was $118 million higher than a year earlier.

Liquidity position. As of June 30, 2022, the Company's cash balance was around $0.3 billion, and including committed, unused loan facilities, the Company's liquidity position was around $1.4 billion.

Leverage ratio (Non-U.S. GAAP measure, see calculation table below). As of June 30, 2022, the Company had a leverage ratio of 1.7x, compared to 1.1x as of June 30, 2021, as both the net debt (Non-U.S. GAAP measure) decreased and the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure) decreased.

Total equity decreased by $56 million compared to June 30, 2021, mainly due to dividends paid of $222 million, adverse currency translation effects of $176 million, and $40 million from share repurchases partly offset by $338 million from net income.

First six months 2022 development

Operating cash flow decreased by $230 million to $19 million compared to the same period last year, mainly due to lower net income and changes in operating working capital.

Capital expenditure, net decreased by $34 million, which mainly reflects $95 million in proceeds from the sale of property, plant and equipment partly offset by increased investments related to footprint and capacity expansions. Capital expenditure, net in relation to sales was 3.7% versus 4.4% a year earlier.

Free cash flow (Non-U.S. GAAP measure, see calculation table below) was negative $137 million, compared to positive $60 million a year earlier. The decline was due to the lower operating cash flow, partly offset by the property sale in Japan.

NON-U.S. GAAP MEASURES

The Company believes that comparability between periods is improved through the exclusion of certain items. To assist investors in understanding the operating performance of Autoliv's business, it is useful to consider certain U.S. GAAP measures exclusive of these items. Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted Earnings per share, diluted”

(Dollars in millions, except per share data)

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$124	$0	$124	$164	$1	$166
Operating margin, %	6.0%	0.0%	6.0%	8.1%	0.1%	8.2%
Earnings per share, diluted	$0.91	$(0.01)	$0.90	$1.19	$0.01	$1.20

1) Including costs for capacity alignment.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$258	$(66)	$192	$401	$1	$403
Operating margin, %	6.1%	(1.6)%	4.6%	9.4%	0.0%	9.4%
Earnings per share, diluted	$1.85	$(0.49)	$1.36	$2.98	$0.01	$2.99

1) Including costs for capacity alignment and gain on sale of property in Japan in 2022.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Millions	Per share	Millions	Per share
Capacity alignment	$0	$0.00	$1	$0.02
Total adjustments to operating income	0	0.00	1	0.02
Tax on non-U.S. GAAP adjustments1)	0	0.00	(0)	(0.00)
Total adjustments to net income	$0	$0.00	$1	$0.01

1) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Millions	Per share	Millions	Per share
Capacity alignment1)	$(66)	$(0.76)	$1	$0.02
Total adjustments to operating income	(66)	(0.76)	1	0.02
Tax on non-U.S. GAAP adjustments2)	23	0.27	(0)	(0.00)
Total adjustments to net income	$(43)	$(0.49)	$1	$0.01

1) Whereof gain on sale of property in Japan of $80 million in March 2022.

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

Calculation of “Trade working capital”

(Dollars in millions)

	June 30, 2022	December 31, 2021	June 30, 2021
Receivables, net	$1,779	$1,699	$1,719
Inventories, net	903	777	901
Accounts payable	(1,303)	(1,144)	(1,125)
Trade working capital	$1,379	$1,332	$1,495

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	June 30, 2022	December 31, 2021	June 30, 2021
Short-term debt	$559	$346	$363
Long-term debt	1,060	1,662	1,712
Total debt	1,619	2,008	2,075
Cash and cash equivalents	(327)	(969)	(893)
Debt issuance cost/Debt-related derivatives, net	26	13	18
Net debt	$1,318	$1,052	$1,200

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

Calculation of “Leverage ratio”

(Dollars in millions)

	June 30, 2022	December 31, 2021	June 30, 2021
Net debt1)	$1,318	$1,052	$1,200
Pension liabilities	155	197	239
Debt per the Policy	1,473	1,248	1,438

Net income2)	338	437	550
Income taxes 2)	143	177	247
Interest expense, net2,3)	51	57	69
Other non-operating items, net2)	2	7	22
Income from equity method investments2)	(3)	(3)	(4)
Depreciation and amortization of intangibles2)	381	394	394
Capacity alignments and antitrust related matters2)	(59)	8	37
EBITDA per the Policy (Adjusted EBITDA)	$854	$1,077	$1,313
Leverage ratio	1.7	1.2	1.1

1) Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.

2) Latest 12-months.

3) Interest expense, net including cost for extinguishment of debt, if any, less interest income.

Management uses the non-U.S. GAAP measure free cash flow to analyze the amount of cash flow being generated by the Company’s operations after capital expenditure, net. This measure indicates the Company’s cash flow generation level that enables strategic value creation options such as dividends or acquisitions. For details on the calculation of free cash flow, see the table below.

Calculation of “Free Cash Flow”

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$79	$105	$163	$262
Changes in operating working capital	(239)	(125)	(257)	(214)
Depreciation and amortization	90	100	186	199
Gain on divestiture of property	—	—	(80)	—
Other, net	19	(16)	7	2
Operating cash flow	(51)	63	19	249
Capital expenditure, net	(139)	(96)	(156)	(189)
Free cash flow1)	$(190)	$(33)	$(137)	$60
1) Operating cash flow less Capital expenditures, net.

Headcount

	June 30, 2022	December 31, 2021	June 30, 2021
Total headcount	64,700	60,600	64,500
Whereof:
Direct personnel in manufacturing	46,500	43,000	46,400
Indirect personnel	18,200	17,600	18,000
Temporary personnel	9.6%	7.8%	9.1%

By June 30, 2022, total headcount increased by 200 compared to a year earlier. The indirect workforce increased by 1.1% while the direct workforce increased by 0.2%. Compared to March 31, 2022, total headcount decreased by 100, direct workforce decreased by 500 and the indirect workforce increased by 400.

Full year 2022 indications

The Company's outlook indications for 2022 reflect continuing uncertainty in the automotive markets and are mainly based on the Company's customer call-offs and global LVP outlook of a full year 2022 global LVP growth of 2-5% and that the Company achieves its targeted cost compensation effects along with some market stabilization.

Financial measure	Full year indication
Organic sales growth	Around 13%-16%
FX impact on net sales	Around 5% negative
Adjusted operating margin 1)	Around 6.0%-7.0%
Tax rate 2)	Around 30%
Operating cash flow 3)	Around $750-$850 million
Capex, net % of sales	Around 5.5%
1) Excluding costs for capacity alignments, antitrust related matters and other discrete items.
2) Excluding unusual tax items.
3) Excluding unusual items.

This report includes content supplied by IHS Markit Automotive; Copyright © Light Vehicle Production Forecast, July, 2022. All rights reserved.

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

Other recent events

Key launches in the second quarter of 2022

VW ID.Buzz: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Seatbelts

Mercedes-Benz GLC: Steering Wheel, Driver/Passenger Airbags

Mercedes-Benz EQE Steering Wheel, Driver/Passenger Airbags

Mercedes-Benz EQS SUV: Steering Wheel, Driver/Passenger Airbags

Great Wall ORA Ballet Cat: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts, Pyrotechnical Safety Switch

Li Xiang L9: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts

Range Rover Sport: Driver/Passenger Airbags, Side Airbags, Seatbelts

Opel Astra Sports Tourer: Steering Wheel,Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts

Honda HR-V/ZR-V: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags

Other Items

•
On May 23, 2022, Autoliv announced the refinancing of its existing $1.1 billion Revolving Credit Facility.
•
On July 11, 2022, Autoliv announced cooperation with POC to study and develop bicycle and e-bike helmets equipped with airbag technology to improve head protection and reduce the consequences of an impact.
•
Under Autoliv’s 2022-2024 stock purchase program, purchases of common stock and SDRs may be made in open market purchases, privately negotiated transactions, block purchase techniques, 10b5-1 trading plans or a combination of the foregoing in accordance with applicable law and the rules and regulations of both the NYSE and Nasdaq Stockholm. During the second quarter 2022, Autoliv repurchased 0.30 million shares of common stock at an average price of $73.68.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

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

ITEM 1A. RISK FACTORS

Except as set forth below, as of June 30, 2022, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchases by the Company during the three months period ended June 30, 2022.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (3)
April 1-30, 2022	110,826	$73.11	16,654,417
May 1-31, 2022	188,970	$74.02	16,465,447
June 1-30, 2022	—	$—	16,465,447

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

4.11

Amended and Restated Agency Agreement, dated February 19, 2021, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.15 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

4.12

Base Listing Particulars Agreement, dated February 22, 2022, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2022).

4.13

Amended and Restated Programme Agreement, dated February 22, 2022, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2022).

4.14

Amended and Restated Agency Agreement, dated February 22, 2022, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2022).

10.1*

Facilities Agreement of $1,100,000,000, dated May 23, 2022, among Autoliv, Inc., Autoliv ASP, Inc., Citibank, N.A., London Branch, Mizuho Bank, Ltd. and Skandinaviska Enskilda Banken AB (publ), and the other parties and lenders named therein.

10.2*	Autoliv, Inc. Non-Employee Director Compensation Policy, effective May 1, 2022.

10.3*	Form of Non-Employee Directors 2022 restricted stock units grant agreement under Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2022

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)