Form 10-Q
period 2022-09-30
AUTOLIV INC
filed 2022-10-21
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 17, 2022, there were 86,836,590 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions, including inflation; the impacts of the coronavirus (COVID-19) pandemic on the Company’s financial condition, business operations, operating costs, liquidity, competition and the global economy; disruptions and impacts relating to the ongoing conflict between Russia and Ukraine; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions, including port, transportation and distribution delays or interruptions; supply chain disruptions and component shortages impacting the Company or the automotive industry; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignments: restructuring and cost reduction and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing and other negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgements or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; our ability to meet our sustainability targets, goals and commitments; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$2,302	$1,847	$6,507	$6,111
Cost of sales	(1,918)	(1,546)	(5,510)	(4,968)
Gross profit	383	301	998	1,143
Selling, general and administrative expenses	(105)	(101)	(333)	(319)
Research, development and engineering expenses, net	(106)	(98)	(325)	(311)
Amortization of intangibles	(0)	(2)	(2)	(8)
Other (expense) income, net1)	(1)	(1)	91	(5)
Operating income	171	99	429	500
Income from equity method investment	1	(0)	3	2
Interest income	2	1	4	3
Interest expense	(15)	(14)	(41)	(46)
Other non-operating items, net	(6)	1	(5)	(3)
Income before income taxes	153	87	389	456
Income tax expense	(47)	(27)	(121)	(135)
Net income	106	60	268	322
Less: Net income attributable to non-controlling interest	1	0	1	1
Net income attributable to controlling interest	$105	$60	$267	$320

Net earnings per share – basic2)	$1.21	$0.68	$3.06	$3.66
Net earnings per share – diluted2)	$1.21	$0.68	$3.06	$3.65

Weighted average number of shares outstanding, net of treasury shares (in millions)	87.0	87.4	87.2	87.4
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	87.2	87.7	87.4	87.7

Cash dividend per share – declared	$0.64	$0.62	$1.92	$1.24
Cash dividend per share – paid	$0.64	$0.62	$1.92	$1.24

1) The nine months period ending September 30, 2022, includes a gain on sale of property of $80 million in Japan in March 2022 and a gain of $21 million from a patent litigation settlement in June 2022.

2) Participating share awards with the right to receive dividend equivalents are (under the two-class method) excluded from the earnings per share calculation

(see Note 11 to the unaudited condensed consolidated financial statements).

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$106	$60	$268	$322
Other comprehensive loss before tax:
Change in cumulative translation adjustments	(98)	(49)	(214)	(76)
Net change in unrealized components of defined benefit plans	(1)	0	14	2
Other comprehensive loss, before tax	(99)	(49)	(200)	(74)
Tax effect allocated to other comprehensive loss	0	0	(4)	(1)
Other comprehensive loss, net of tax	(99)	(49)	(203)	(74)
Comprehensive income	7	11	65	248
Less: Comprehensive income attributable to non-controlling interest	0	0	(0)	1
Comprehensive income attributable to controlling interest	$7	$11	$65	$247

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$483	$969
Receivables, net	1,893	1,699
Inventories, net	924	777
Prepaid expenses and accrued income	218	164
Other current assets	69	65
Total current assets	3,587	3,675
Property, plant and equipment, net	1,795	1,855
Operating lease right-of-use assets	116	132
Goodwill	1,364	1,387
Intangible assets, net	5	8
Other non-current assets	467	481
Total assets	7,334	7,537

Liabilities and equity
Short-term debt	692	346
Accounts payable	1,503	1,144
Accrued expenses	965	996
Operating lease liabilities - current	35	38
Other current liabilities	263	297
Total current liabilities	3,458	2,821
Long-term debt	1,037	1,662
Pension liability	149	197
Operating lease liabilities - non-current	81	94
Other non-current liabilities	118	115
Total non-current liabilities	1,385	2,067
Common stock	102	103
Additional paid-in capital	1,315	1,329
Retained earnings	2,797	2,742
Accumulated other comprehensive loss	(610)	(408)
Treasury stock	(1,125)	(1,133)
Total controlling interest's equity	2,478	2,633
Non-controlling interest	13	15
Total equity	2,491	2,648
Total liabilities and equity	$7,334	$7,537

See Notes to the unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$268	$322
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	273	297
Gain on divestiture of property	(80)	—
Deferred income taxes	(29)	5
Other, net	(15)	(8)
Net change in operating assets and liabilities	(168)	(179)
Net cash provided by operating activities	251	437

Investing activities
Expenditures for property, plant and equipment	(418)	(303)
Proceeds from sale of property, plant and equipment	98	3
Net cash used in investing activities	(319)	(301)

Financing activities
Net decrease in short-term debt	(110)	(278)
Decrease in long-term debt	(51)	(1)
Dividends paid	(167)	(109)
Dividends paid to non-controlling interest	(1)	(1)
Stock repurchased	(60)	—
Common stock options exercised	0	2
Net cash used in financing activities	(389)	(386)
Effect of exchange rate changes on cash and cash equivalents	(28)	(25)
Decrease in cash and cash equivalents	(486)	(275)
Cash and cash equivalents at beginning of period	969	1,178
Cash and cash equivalents at end of period	$483	$903

See Notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2021	$103	$1,329	$2,742	$(408)	$(1,133)	$2,633	$15	$2,648
Comprehensive Income:
Net income			83			83	0	83
Foreign currency translation adjustment				6		6	0	6
Pension liability				8		8		8
Total Comprehensive Income	—	—	83	14	—	97	0	98
Stock repurchased and retired	(0)	(4)	(13)			(18)		(18)
Stock-based compensation					2	2		2
Cash dividends declared			(56)			(56)		(56)
Balances at March 31, 2022	$103	$1,325	$2,755	$(393)	$(1,131)	$2,659	$15	$2,674
Comprehensive Income:
Net income			79			79	0	79
Foreign currency translation adjustment				(121)		(121)	(1)	(122)
Pension liability				3		3		3
Total Comprehensive Income	—	—	79	(119)	—	(40)	(1)	(40)
Stock repurchased and retired	(0)	(6)	(16)			(22)		(22)
Stock-based compensation					2	2		2
Cash dividends declared			(56)			(56)		(56)
Balances at June 30, 2022	$102	$1,319	$2,762	$(512)	$(1,128)	$2,544	$15	$2,558
Comprehensive Income:
Net income			105			105	1	106
Foreign currency translation adjustment				(98)		(98)	(1)	(99)
Pension liability				(1)		(1)		(1)
Total Comprehensive Income	—	—	105	(98)	—	7	0	7
Stock repurchased and retired	(0)	(4)	(15)			(20)		(20)
Stock-based compensation					3	3		3
Dividends paid to non-controlling interest on subsidiary shares							(1)	(1)
Cash dividends declared			(56)			(56)		(56)
Balances at September 30, 2022	$102	$1,315	$2,797	$(610)	$(1,125)	$2,478	$13	$2,491

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2020	$103	$1,329	$2,471	$(347)	$(1,147)	$2,409	$14	$2,423
Comprehensive Loss:
Net income			157			157	0	157
Foreign currency translation adjustment				(64)		(64)	(0)	(64)
Pension liability				1		1		1
Total Comprehensive Income	—	—	157	(63)	—	94	0	94
Stock-based compensation					4	4		4
Balances at March 31, 2021	$103	$1,329	$2,628	$(410)	$(1,143)	$2,507	$14	$2,521
Comprehensive Loss:
Net income			104			104	1	105
Foreign currency translation adjustment				37		37	(0)	37
Pension liability				1		1		1
Total Comprehensive Loss	—	—	104	38	—	142	1	143
Stock-based compensation					5	5		5
Cash dividends declared			(54)			(54)		(54)
Balances at June 30, 2021	$103	$1,329	$2,678	$(372)	$(1,138)	$2,600	$15	$2,615
Comprehensive Income:
Net income			60			60	0	60
Foreign currency translation adjustment				(49)		(49)	(0)	(49)
Pension liability				0		0		0
Total Comprehensive Income (loss)	—	—	60	(49)	—	11	0	11
Stock-based compensation					3	3		3
Dividends paid to non-controlling interest on subsidiary shares							(1)	(1)
Cash dividends declared			(54)			(54)		(54)
Balances at September 30, 2021	$103	$1,329	$2,683	$(421)	$(1,135)	$2,558	$15	$2,573

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2022

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

Accounting standards issued but not yet adopted

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50), Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. During the fiscal year of adoption, the information on the key terms of the programs and the balance sheet presentation of the program obligations, which are annual disclosure requirements, should be disclosed in each interim period. The amendments in this update should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. The Company is currently assessing the impact that ASU 2022-04 will have on its consolidated financial statements and will adopt the amendments in this update upon the effective dates.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of September 30, 2022 or December 31, 2021 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of September 30, 2022 and December 31, 2021 were foreign exchange swaps.

For the three months period ended September 30, 2022 and 2021, the gains (losses) recognized in other non-operating items, net were $(9) million and $(2) million, respectively, for derivative instruments not designated as hedging instruments. For the nine months period ended September 30, 2022 and 2021, the gains (losses) recognized in other non-operating items, net were $(24) million and $(40) million, respectively. The realized part of the losses referred to above is reported under financing activities in the statement of cash flows.

For the three and nine months periods ended September 30, 2022 and September 30, 2021, the gains (losses) recognized as interest expense were immaterial.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	September 30, 2022						December 31, 2021
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$2,258	1)	$11	2)	$51	3)	$1,348	4)	$5	5)	$16	6)
Total derivatives not designated as hedging instruments	$2,258		$11		$51		$1,348		$5		$16

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $2,258 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $11 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $51 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	September 30, 2022		December 31, 2021
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$767	$737	$1,330	$1,400
Loans	270	274	332	347
Total long-term debt	1,037	1,011	1,662	1,747

Short-term debt
Short-term portion of long-term debt	491	479	332	333
Overdrafts and other short-term debt	202	202	14	14
Total short-term debt	$692	$681	$346	$348

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

For the three and nine months periods ended September 30, 2022 and September 30, 2021, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended September 30, 2022 was 30.8% compared to 30.9% for the three months period ended September 30, 2021. Discrete tax items, net for the three months period ended September 30, 2022 had an unfavorable impact of 1.4%. Discrete tax items, net for the three months period ended September 30, 2021 had an unfavorable impact of 5.7%.

The effective tax rate for the nine months period ended September 30, 2022 was 31.1% compared to 29.5% for the nine months period ended September 30, 2021. Discrete tax items, net for the nine months period ended September 30, 2022 had an unfavorable impact of 1.2%. Discrete tax items, net for the nine months period ended September 30, 2021 had an unfavorable impact of 1.0%.

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

As of September 30, 2022, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the nine months period ended September 30, 2022, the Company recorded a net increase of $7 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. Of the total unrecognized tax benefits of $56 million recorded as of September 30, 2022, $17 million is classified as current tax payable within Other current liabilities and $39 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate alternative minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	September 30, 2022	December 31, 2021
Raw materials	$450	$395
Work in progress	321	283
Finished products	238	190
Inventories	1,009	868
Inventory valuation reserve	(85)	(91)
Total inventories, net of reserve	$924	$777

6. RESTRUCTURING

As of September 30, 2022, approximately $7 million out of the $34 million in total reserve balance can be attributed to the structural efficiency program initiated in the second quarter of 2020 and mainly relates to Europe. This program is expected to be concluded in 2022. Approximately $15 million of the total reserve balance can be attributed to footprint optimization activities in Europe initiated in the third quarter of 2020. These activities are expected to be concluded in 2023. The cash payments for the three months period ended September 30, 2022 relate to restructuring activities in Europe. The majority of the cash payments for the nine months period ended September 30, 2022 relate to footprint optimization activities in Asia.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reserve at beginning of the period	$45	$107	$88	$126
Provision - charge	2	10	14	11
Provision - reversal	(1)	(5)	(1)	(6)
Cash payments	(9)	(7)	(59)	(23)
Translation difference	(3)	(3)	(8)	(6)
Reserve at end of the period	$34	$102	$34	$102

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

For the three and nine months periods ended September 30, 2022, provisions and cash payments primarily relate to warranty related issues. For the three and nine months periods ended September 30, 2021, provisions primarily related to recall related issues. Cash payments in the nine months period ended September 30, 2021 mainly related to the recall by Toyota Motor Corp. of vehicles equipped with a certain model of the Company’s side curtain airbag that was settled and resolved in April 2021. As of September 30, 2022, the reserve for product related liabilities mainly relates to recall related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). The reserve for product related liabilities is included in accrued expenses and Other non-current liabilities on the Condensed Consolidated Balance Sheets. A majority of the Company’s product-related liabilities as of September 30, 2022 are covered by insurance. Insurance receivables are included within Other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of September 30, 2022, the Company had total insurance receivables of $149 million. The total product liability reserve currently is less than the product liability insurance receivable because the timing of insurance recoveries does not match the timing of our product liability.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reserve at beginning of the period	$145	$103	$144	$341
Change in reserve	5	18	17	23
Cash payments	(3)	(1)	(12)	(243)
Translation difference	(2)	(1)	(3)	(1)
Reserve at end of the period	$146	$120	$146	$120

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$—	$2	$—	$6
Interest cost	3	3	9	7
Expected return on plan assets	(7)	(4)	(11)	(13)
Amortization of actuarial loss	0	0	0	1
Settlement loss	2	3	3	3
Net Periodic (Benefit) Cost	$(2)	$3	$1	$4

Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$2	$3	$7	$9
Interest cost	1	1	4	4
Expected return on plan assets	(0)	(1)	(1)	(1)
Amortization of actuarial loss	1	0	1	1
Settlement gain	—	—	(3)	—
Curtailment gain	—	—	(2)	—
Net Periodic Cost	$4	$4	$6	$13

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

Settlement accounting has been triggered for the U.S. pension plans in the third quarter of 2022 because the lump-sum payments made during the third quarter exceeded the sum of service cost and interest cost for these U.S. plans. Due to the settlement accounting, the obligation and plan assets for these U.S. plans have been re-measured as of September 30, 2022, which resulted in a higher net pension liability of $2 million compared to June 30, 2022. The discount rate used to determine the U.S. net periodic benefit cost because of the re-measurement was changed from 4.76% in the second quarter to 5.56% in the third quarter. The expected long-term rate of return on plan asset is unchanged at 5.05%.

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

Subsequently, on September 30, 2022, the District Court awarded pre-judgement interest on the compensatory damages award of approximately $4,734,350. The Company believes the District Court's verdict was in error, including the grossly high punitive damages award, and is appealing the verdict.

The Company has determined that a loss with respect to this litigation is probable and in the fourth quarter of 2021 accrued $14 million pursuant to ASC 450. The Company accrued an additional $5 million for the pre-judgement interest in the third quarter of 2022. The total accrual is reflected in the total product liability accrual. This amount reflects the low end of the range of a probable loss of $18 million to $118 million. The accrual reflects the Company’s best estimate of the probable loss based on currently available information and does not include any amount for the punitive damages. It is reasonably possible that the Company may have to pay the entire damages awarded by the District Court. The Company believes that its insurance should cover all of the types of damages awarded by the District Court, and has therefore recognized a receivable, included within Other non-current assets on the Consolidated Balance Sheets for the expected insurance proceeds. However, the extent of the Company's insurance coverage for punitive damages in this matter is uncertain and may be less than all of such punitive damages ultimately awarded. The Company will continue to engage with our insurance carriers and aggressively pursue all potential recoveries. The ultimate loss to the Company of the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

For the three and nine months periods ended September 30, 2022, the Company recorded approximately $3 million and $7 million, respectively, in stock-based compensation expense related to RSUs and PSUs. For the three and nine months periods ended September 30, 2021, the Company recorded approximately $3 million and $10 million, respectively, in stock-based compensation expense related to RSUs and PSUs.

During the three and nine months periods ended September 30, 2022, approximately 5 thousand and 144 thousand shares, respectively, of common stock from the treasury stock were utilized by the Plan. During the three and nine months periods ended September 30, 2021, approximately 15 thousand and 132 thousand shares, respectively, of common stock from the treasury stock were utilized by the Plan.

11. EARNINGS PER SHARE

The computation of basic and diluted EPS under the two-class method is set forth in the table below. Anti-dilutive shares outstanding were immaterial for all periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$105	$60	$267	$320
Participating share awards with dividend equivalent rights	0	0	0	0
Net income applicable to common shareholders	105	60	267	320
Earnings allocated to participating share awards1)	0	0	0	0
Net income attributable to common shareholders	$105	$60	$267	$320
Denominator: 1)
Basic: Weighted average common stock	87.0	87.4	87.2	87.4
Add: Weighted average stock options/ share awards	0.2	0.3	0.2	0.3
Diluted:	87.2	87.7	87.4	87.7

Net earnings per share - basic	$1.21	$0.68	$3.06	$3.66

Net earnings per share - diluted	$1.21	$0.68	$3.06	$3.65

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

12. RELATED PARTY TRANSACTIONS

Veoneer, Inc., was a related party until April 1, 2022. During the three months period ended March 31, 2022, when Veoneer was a related party, the Company's related party purchases from Veoneer amounted to $17 million. For the three and nine months periods ended September 30, 2021, the Company's related party purchases from Veoneer amounted to $15 million and $56 million, respectively.

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

1) Included in Receivables, net in the Condensed Consolidated Balance Sheet.

2) Included in Accounts payable in the Condensed Consolidated Balance Sheet.

3) Included in Accrued expenses in the Condensed Consolidated Balance Sheet.

13. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three and nine months periods ended September 30, 2022 and September 30, 2021, were as follows (dollars in millions).

Net Sales by Products	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Airbag Products and Other1)	$1,510	$1,199	$4,226	$3,973
Seatbelt Products1)	792	647	2,281	2,139
Total net sales	$2,302	$1,847	$6,507	$6,111
1) Including Corporate and other sales.

Net Sales by Region	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
China	$537	$414	$1,347	$1,228
Japan	175	160	496	546
Rest of Asia	243	204	701	675
Americas	794	596	2,225	1,903
Europe	552	473	1,738	1,760
Total net sales	$2,302	$1,847	$6,507	$6,111

Contract Balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three and nine months periods ended September 30, 2022 and September 30, 2021, were not material in any period.

14. SUBSEQUENT EVENTS

There were no reportable events subsequent to September 30, 2022.

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

EXECUTIVE OVERVIEW

As the market leader, the Company is building resilience and strength in turbulent times. The Company believes these actions enable it to build an even more competitive position. Despite the challenging macro environment, the third quarter performance enables the Company to update its full year 2022 adjusted operating margin indication towards the upper end of the 6.0-7.0% range. The Company's actions initiated earlier in the year are now delivering results, especially the Company's price adjustments to compensate for the inflationary pressures and its cost reduction activities.

The Company achieved a strong recovery in the third quarter, delivering record sales for a third quarter and increasing the adjusted operating margin to 7.5% despite adverse foreign currency effects of almost 2pp and challenges from inflationary pressure and high call-off volatility. This is an important step towards the Company's medium-term targets. The Company also achieved another strong organic sales outperformance versus LVP, despite an unfavorable regional LVP mix development.

During the quarter, the Company retained a strong balance sheet, the Company's operating cash flow recovered compared to recent quarters and its leverage ratio improved compared to the previous quarter. The Company has reached agreements in more than 90% of the raw material related price adjustment discussions that the Company initiated earlier this year. Price adjustment discussions with the Company's customers for cost increases related to labor, logistics and utilities are progressing.

The Company expects continued sequential margin improvement in the fourth quarter, due to positive seasonal effects, price increases, cost and headcount activities and somewhat lower volatility in customer call-offs. The gradual improvement in the Company's performance throughout the year underlines the Company's confidence in reaching its medium-term targets. In addition, the Company expects that its balance sheet and positive cash flow trend will allow for increasing shareholder returns.

Financial highlights in the third quarter of 2022

Change figures below compare to the same period of the previous year, except when stated otherwise.

•
$2,302 net sales
•
25% net sales increase
•
32% organic sales increase (Non-U.S. GAAP measure, see reconciliation table below)
•
7.4% operating margin
•
$1.21 EPS - 78% increase

Key business developments in the third quarter of 2022

Change figures below compare to the same period of the previous year, except when stated otherwise.

•
Sales increased organically (Non-U.S. GAAP measure, see reconciliation table below) by 32.5%, which was 3.7pp better than global LVP growth of 28.8% (S&P Global Oct 2022). The Company outperformed in all regions except Rest of Asia, mainly due to price increases and new product launches. Net sales of $2,302 million was a new third quarter record for the Company's passive safety business.
•
Profitability improved significantly, driven by successful execution of price increase negotiations, LVP recovery and the Company's cost reduction activities. Operating income improved by 72% and operating margin improved to 7.4% from 5.4% with adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below) improving to 7.5%, despite continued adverse market conditions including inflationary pressure, volatile LVP and adverse currency effects. Return on capital employed was 18.0%.
•
Operating cash flow increased to $232 million, driven by higher net income and positive working capital effects while free cash flow (Non-U.S. GAAP measure, see reconciliation table below) decreased to $68 million, impacted by higher capex. Leverage ratio (Non-U.S. GAAP measure, see reconciliation table below) improved to 1.6x from 1.7x in the second quarter. A dividend of $0.64 per share was paid and 0.26 million shares were repurchased in the quarter.

Business update relating to COVID-19, the war in Ukraine and other market conditions

COVID-19

The COVID-19 pandemic continued to impact the Company's business in the third quarter of 2022 through limited LVP by the Company's customers caused by global semiconductor shortage and other industry supply chain disruptions. Third quarter of 2022 saw global LVP growth year over year by around 29% (according to S&P Global, October 2022). Supply chain disruptions that led to low customer demand visibility and material changes to customer call-offs with short notice negatively impacted our production efficiency and profitability in the quarter. Rising raw material costs amounted to more than 4pp in operating margin headwind in the third quarter, of which a large part was offset by commercial customer recoveries, including retroactive compensations.

Direct COVID-19 related costs, such as personal protective equipment, quarantine costs and similar items, were around $1 million in the third quarter of 2022. Governmental support in connection with furloughing, short-term work weeks, and other similar activities were less than $1 million in the quarter.

The Company expects the current industry-wide semiconductor supply shortage to be a limiting factor for the global LVP recovery in 2022. The Company also expects that the current price environment could lead to raw material costs of up to 5pp in operating margin headwind for the full year of 2022. The Company has reached agreements in more than 90% of the raw material related price adjustment discussions that the Company initiated earlier this year. Price adjustment discussions with the Company's customers for cost increases related to labor, logistics and utilities are progressing. The Company believes product price increases will continue to gradually offset raw material cost inflation.

In response to the increased challenging market conditions, the Company continue with strict hiring and cost control measures, and accelerated cost savings and footprint activities. The situation is monitored closely, and further actions are being evaluated.

The war in Ukraine

The direct impact of the war in Ukraine on the Company's business has been relatively limited. In 2021, sales in Russia were less than 1.0% of total sales. Autoliv has one facility with fewer than 100 employees in Russia. The operations are currently idled. Autoliv net assets in Russia, mainly USD cash items, amount to around $11 million. Autoliv has no operations in Ukraine.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	or As of September 30,		or As of September 30,
	2022	2021	2022	2021
Total parent shareholders’ equity per share	$28.53	$29.26	$28.53	$29.26
Capital employed 1)	3,779	3,738	3,779	3,738
Net debt 2)	1,288	1,165	1,288	1,165

Trade working capital8)	1,314	1,421	1,314	1,421
Trade working capital relative to sales, %9)	14.3%	19.2%	14.3%	19.2%
Receivables outstanding relative to sales, %10)	20.6%	21.3%	20.6%	21.3%
Inventory outstanding relative to sales, %11)	10.0%	12.5%	10.0%	12.5%
Payables outstanding relative to sales, %12)	16.3%	14.6%	16.3%	14.6%

Gross margin, % 3)	16.7%	16.3%	15.3%	18.7%
Operating margin, % 4)	7.4%	5.4%	6.6%	8.2%

Return on total equity, % 5)	16.8%	9.3%	13.8%	16.9%
Return on capital employed, % 6)	18.0%	10.5%	15.3%	18.1%

Headcount at period-end 7)	67,800	62,000	67,800	62,000

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

three months period ended September 30, 2022 COMPARED WITH three months period ended September 30, 2021

Consolidated Sales Development

(dollars in millions)

	Three Months Ended September 30,			Components of change in net sales
	2022	2021	Reported change	Currency effects 1)	Organic 3)
Airbag products and Other2)	$1,510	$1,199	25.9%	(7.6)%	33.5%
Seatbelt products 2)	792	647	22.4%	(8.2)%	30.6%
Total	$2,302	$1,847	24.7%	(7.8)%	32.5%

Asia	$955	$778	22.9%	(9.7)%	32.6%
Whereof: China	537	414	29.7%	(5.7)%	35.4%
Japan	175	160	9.7%	(20.0)%	29.7%
Rest of Asia	243	204	19.3%	(9.7)%	29.0%
Americas	794	596	33.3%	(0.3)%	33.7%
Europe	552	473	16.7%	(14.2)%	30.8%
Total	$2,302	$1,847	24.6%	(7.8)%	32.5%

1) Effects from currency translations.

2) Including Corporate and Other sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

All major product categories increased organically (Non-U.S. GAAP measure) in the quarter. The largest contributor to the increase was inflatable curtains and steering wheels, followed by passenger airbags and side airbags.

Sales by product - Seatbelts

The main contributor to Seatbelt products organic growth (Non-U.S. GAAP measure) was China, followed by Europe and Americas.

Sales by region

The Company's global organic sales (Non-U.S. GAAP measure, see reconciliation table below) increased by 32.5% compared to the global LVP increase of 28.8% (according to S&P Global, Oct 2022). The 3.7pp outperformance was driven by price increases and new product launches, partly offset by negative geographical mix effects. Autoliv outperformed LVP by around 11pp in Europe, by around 7pp in Americas, by around 6pp in Japan and by around 1pp in China. The Company underperformed by around 2pp in Rest of Asia.

Third quarter of 2022 organic growth1)

	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	34%	31%	35%	30%	29%	32%
Main growth drivers	GM, Honda, Stellantis	VW, Stellantis, Toyota	VW, Honda, Toyota	Toyota, Subaru, Mazda	Hyundai, Suzuki, Tata	VW, Toyota, Stellantis
Main decline drivers	BMW, Traton	Mitsubishi, Nissan	Mazda, Hyundai, Ford	-	Nissan, Mitsubishi, Ssangyong	Ssangyong

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change third quarter of 2022 versus third quarter of 2021

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	27%	20%	34%	23%	31%	29%

1) Source: S&P Global, October 2022.

Earnings

	Three Months Ended September 30,
(Dollars in millions, except per share data)	2022	2021	Change
Net Sales	$2,302	$1,847	24.6%
Gross profit	383	301	27.5%
% of sales	16.7%	16.3%	0.4	pp
S, G&A	(105)	(101)	4.3%
% of sales	(4.6)%	(5.5)%	0.9	pp
R, D&E, net	(106)	(98)	8.4%
% of sales	(4.6)%	(5.3)%	0.7	pp
Amortization of Intangibles	(0)	(2)	(83.5)%
Other income (expense), net	(1)	(1)	n/a
Operating income	171	99	72.4%
% of sales	7.4%	5.4%	2.1	pp
Adjusted operating income1)	173	103	67.4%
% of sales	7.5%	5.6%	1.9	pp
Financial and non-operating items, net	(18)	(12)	46.7%
Income before taxes	153	87	76.1%
Income taxes	(47)	(27)	75.3%
Tax rate	30.8%	30.9%	(0.1)pp
Net income	106	60	76.4%
Earnings per share, diluted2)	1.21	0.68	78.0%
Adjusted earnings per share, diluted1),2)	1.23	0.73	68.4%

1) Non-U.S. GAAP measure, excluding costs for capacity alignment and gain on sale of property.

2) Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

Third quarter of 2022 development

Gross profit increased by $83 million and the gross margin increased by 0.4pp compared to the same quarter 2021. The gross profit increase was primarily driven by price increases and volume growth, partly offset by higher costs for raw materials, unfavorable foreign currency translation effects and higher costs for premium freight.

S,G&A costs increased by $4 million compared to the prior year, mainly due to increased costs for personnel and IT expenses partly offset by positive currency translation effects. S,G&A costs in relation to sales decreased from 5.5% to 4.6%.

R,D&E, net costs increased by around $8 million compared to the prior year, mainly due to higher costs for personnel, prototypes and tools partly offset by higher engineering income. R,D&E, net, in relation to sales decreased from 5.3% to 4.6%.

Other income (expense), net was unchanged compared to the prior year.

Operating income increased by $72 million compared to the same period in 2021, mainly as a consequence of the higher gross profit, partly offset by the higher costs for S,G&A and R,D&E, net.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by $70 million compared to the prior year, mainly due to higher gross profit, partly offset by the higher costs for S,G&A and R,D&E, net.

Financial and non-operating items, net, was $6 million more negative compared to a year earlier, mainly due to adverse currency translation effects.

Income before taxes increased by $66 million compared to the prior year, mainly due to the higher operating income partly offset by higher costs for financial and non-operating items, net.

Tax rate was 30.8%, almost unchanged compared to 30.9% in the same period last year. Discrete tax items, net, increased the tax rate this quarter by 1.4pp. Discrete tax items increased the tax rate by 5.6pp in the same period last year.

Earnings per share, diluted increased by $0.53 compared to a year earlier, where the main driver was $0.59 from higher adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) partly offset by $0.06 from financial and non-operating items.

nine months period ended September 30, 2022 compared with nine months period ended September 30, 2021

Consolidated Sales Development

(dollars in millions)

	Nine Months Ended September 30,			Components of change in net sales
	2022	2021	Reported change	Currency effects 1)	Organic 3)
Airbag products and Other 2)	$4,226	$3,973	6.4%	(5.4)%	11.8%
Seatbelt products 2)	2,281	2,139	6.6%	(6.0)%	12.6%
Total	$6,507	$6,111	6.5%	(5.6)%	12.1%

Asia	$2,544	$2,449	3.9%	(6.4)%	10.3%
Whereof: China	1,347	1,228	9.7%	(2.0)%	11.7%
Japan	496	546	(9.2)%	(14.3)%	5.1%
Rest of Asia	701	675	4.0%	(8.1)%	12.0%
Americas	2,225	1,903	16.9%	0.0%	16.9%
Europe	1,738	1,760	(1.2)%	(10.6)%	9.4%
Total	$6,507	$6,111	6.5%	(5.6)%	12.1%

1) Effects from currency translations.

2) Including Corporate and Other sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

The largest contributors to the organic growth (Non-U.S. GAAP measure) was steering wheels and inflatable curtains, followed by passenger airbags and side airbags.

Sales by product - Seatbelts

The main contributors to Seatbelt products organic growth (Non-U.S. GAAP measure) was China and Europe, followed by Rest of Asia and Americas.

Sales by region

The Company's global organic sales (Non-U.S. GAAP measure, see reconciliation table below) increased by around 12% compared to the LVP increase of around 8% (according to S&P Global, Oct 2022). The 3.8pp outperformance was driven by new product launches and price increases partly offset by negative geographical mix. Autoliv outperformed LVP by around 13pp in Europe, by around 8pp in Japan, and by around 6pp in Americas. The Company underperformed by around 2pp in China and by around 5pp in Rest of Asia.

First nine months 2022 organic growth1)

	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	17%	9.4%	12%	5.1%	12%	12%
Main growth drivers	Stellantis, Ford, GM	Stellantis, VW, Toyota	Toyota, Geely, Mercedes	Mitsubishi, Subaru, Honda	Tata, Suzuki, Honda	Stellantis, Ford, Toyota
Main decline drivers	Nissan, Traton	Volvo, Nissan	Great Wall, Hyundai, Mazda	Toyota, Nissan	Nissan, Mitsubishi	Nissan, Great Wall, Volvo

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change first nine months 2022 versus first nine months 2021

	Americas	Europe	China	Japan	Rest of Asia	Global
LVP1)	11%	(3.4)%	14%	(3.3)%	17%	8.3%

1) Source: S&P Global, October 2022.

Earnings

	Nine Months Ended September 30,
(Dollars in millions, except per share data)	2022	2021	Change
Net Sales	$6,507	$6,111	6.5%
Gross profit	998	1,143	(12.7)%
% of sales	15.3%	18.7%	(3.4)pp
S, G&A	(333)	(319)	4.1%
% of sales	(5.1)%	(5.2)%	0.1	pp
R, D&E, net	(325)	(311)	4.5%
% of sales	(5.0)%	(5.1)%	0.1	pp
Amortization of Intangibles	(2)	(8)	(71.0)%
Other income (expense), net	91	(5)	n/a
Operating income	429	500	(14.2)%
% of sales	6.6%	8.2%	(1.6)pp
Adjusted operating income1)	365	506	(27.8)%
% of sales	5.6%	8.3%	(2.7)pp
Financial and non-operating items, net	(40)	(44)	(9.4)%
Income before taxes	389	456	(14.7)%
Income taxes	(121)	(135)	(10.2)%
Tax rate	31.1%	29.5%	1.6	pp
Net income	268	322	(16.6)%
Earnings per share, diluted2)	3.06	3.65	(16.4)%
Adjusted earnings per share, diluted1),2)	2.58	3.72	(30.5)%

1) Non-U.S. GAAP measure, excluding costs for capacity alignment and gain on sale of property.

2) Assuming dilution, when applicable, and net of treasury shares. Participating share awards with right to receive dividend equivalents are under the two-class method excluded from the EPS calculation.

First nine months 2022 development

Gross profit decreased by $146 million, and the gross margin decreased by 3.4pp compared to the same period 2021. The gross profit decrease was primarily driven by adverse effects from higher costs for raw material and premium freight, adverse foreign currency translation effects partly offset by price increases.

S,G&A costs increased by $13 million compared to the prior year, mainly relating to investments in personnel and IT and improvement projects partly offset by positive currency translation effects.

R,D&E, net costs increased by $14 million, mainly due to lower engineering income. R,D&E, net, in relation to sales was close to unchanged at 5.0%.

Other income (expense), net improved by $96 million compared to the prior year, mainly due to around $80 million gain from the sale of a property in Japan and around $20 million from a patent litigation settlement partly offset by around $10 million in capacity alignment provision for the closure of a plant in South Korea.

Operating income decreased by $71 million compared to the same period in 2021, mainly as a consequence of the lower gross profit, partly offset by the improved Other income (expense).

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) decreased by $141 million compared to the prior year, mainly due to lower gross profit.

Financial and non-operating items, net, improved by $4 million, mainly due to lower interest expenses due to lower debt in 2022 compared to 2021.

Income before taxes decreased by $67 million compared to the prior year, mainly due to the lower operating income partly offset by improved financial and non-operating items, net.

Tax rate was 31.1%, compared to 29.5% in the same period last year, mainly due to unfavorable country mix. In addition, discrete tax items, net, increased the tax rate this year by 1.2pp. Discrete tax items, net increased the tax rate by 1.0pp in the same period last year.

Earnings per share, diluted decreased by $0.60 compared to a year earlier, where the main driver was $1.15 from lower adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) partly mitigated by $0.53 from capacity alignment.

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

Third quarter of 2022 development

Trade working capital (Non-U.S. GAAP measure, see reconciliation table below) was reduced by $107 million compared to the same period last year, where the main driver was related to $427 million in higher accounts payables, partly offset by $318 million in higher receivables.

Operating cash flow increased by $43 million to $232 million compared to the same period last year, mainly due to higher net income and positive working capital effects, partly offset by adverse effects from changes in deferred income taxes.

Capital expenditure, net increased by $52 million, which mainly was due to investments related to footprint and capacity expansions. The higher level reflects a temporary catch up of investments that were delayed during the pandemic. Capital expenditure, net in relation to sales was 7.1% vs. 6.0% a year earlier.

Free cash flow (Non-U.S. GAAP measure, see reconciliation table below) was $68 million, compared to $77 million a year earlier. The decline was due to the higher capital expenditure, net, partly offset by the higher operating cash flow.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) was $1,288 million as of September 30, 2022, which was $123 million higher than a year earlier.

Liquidity position. As of September 30, 2022, the Company's cash balance was around $0.5 billion, and including committed, unused loan facilities, its liquidity position was around $1.6 billion.

Leverage ratio (Non-U.S. GAAP measure, see reconciliation table below). As of September 30, 2022, the Company had a leverage ratio of 1.6x, compared to 1.1x as of September 30, 2021, as the net debt (Non-U.S. GAAP measure) increased and the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure) decreased.

Total equity decreased by $82 million compared to September 30, 2021. This was mainly due to $225 million in adverse currency translation effects, dividends paid of $224 million and $60 million from share repurchases partly offset by $384 million from net income.

First nine months 2022 development

Operating cash flow decreased by $186 million to $251 million compared to the same period last year, mainly due to lower net income and adverse effects from changes in deferred income taxes.

Capital expenditure, net increased by $19 million, which mainly reflects increased investments related to footprint and capacity expansions partly offset by $95 million in proceeds from the sale of property, plant and equipment. Capital expenditure, net in relation to sales was unchanged at 4.9%.

Free cash flow (Non-U.S. GAAP measure, see reconciliation table below) was negative $69 million, compared to positive $136 million a year earlier. The decline was due to the lower operating cash flow and higher capital expenditure, net.

NON-U.S. GAAP MEASURES

The Company believes that comparability between periods is improved through the exclusion of certain items. To assist investors in understanding the operating performance of Autoliv's business, it is useful to consider certain U.S. GAAP measures exclusive of these items. Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted Earnings per share, diluted”

(Dollars in millions, except per share data)

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$171	$2	$173	$99	$4	$103
Operating margin, %	7.4%	0.1%	7.5%	5.4%	0.2%	5.6%
Earnings per share, diluted	$1.21	$0.02	$1.23	$0.68	$0.05	$0.73

1) Costs for capacity alignments.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$429	$(64)	$365	$500	$6	$506
Operating margin, %	6.6%	(1.0)%	5.6%	8.2%	0.1%	8.3%
Earnings per share, diluted	$3.06	$(0.47)	$2.58	$3.65	$0.06	$3.72

1) Costs for capacity alignments and gain on sale of property in Japan in 2022.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Millions	Per share	Millions	Per share
Capacity alignments	$2	$0.02	$4	$0.05
Total adjustments to operating income	2	0.02	4	0.05
Tax on non-U.S. GAAP adjustments1)	(0)	(0.01)	—	—
Total adjustments to net income	$2	$0.02	$4	$0.05

1) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Millions	Per share	Millions	Per share
Capacity alignments1)	$(64)	$(0.73)	$6	$0.06
Total adjustments to operating income	(64)	(0.73)	6	0.06
Tax on non-U.S. GAAP adjustments2)	23	0.26	—	—
Total adjustments to net income	$(41)	$(0.47)	$6	$0.06

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

Calculation of “Trade working capital”

(Dollars in millions)

	September 30, 2022	December 31, 2021	September 30, 2021
Receivables, net	$1,893	$1,699	$1,575
Inventories, net	924	777	922
Accounts payable	(1,503)	(1,144)	(1,076)
Trade working capital	$1,314	$1,332	$1,421

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	September 30, 2022	December 31, 2021	September 30, 2021
Short-term debt	$692	$346	$364
Long-term debt	1,037	1,662	1,687
Total debt	1,729	2,008	2,051
Cash and cash equivalents	(483)	(969)	(903)
Debt issuance cost/Debt-related derivatives, net	42	13	18
Net debt	$1,288	$1,052	$1,165

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

Calculation of “Leverage ratio”

(Dollars in millions)

	September 30, 2022	December 31, 2021	September 30, 2021
Net debt1)	$1,288	$1,052	$1,165
Pension liabilities	149	197	231
Debt per the Policy	1,437	1,248	1,396

Net income2)	384	437	511
Income taxes 2)	163	177	224
Interest expense, net2,3)	51	57	62
Other non-operating items, net2)	9	7	14
Income from equity method investments2)	(4)	(3)	(3)
Depreciation and amortization of intangibles2)	370	394	400
Capacity alignments and antitrust related matters2)	(61)	8	10
EBITDA per the Policy (Adjusted EBITDA)	$912	$1,077	$1,217
Leverage ratio	1.6	1.2	1.1

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

Calculation of “Free Cash Flow”

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$106	$60	$268	$322
Changes in operating working capital	89	35	(168)	(179)
Depreciation and amortization	87	98	273	297
Gain on divestiture of property	—	—	(80)	—
Other, net	(51)	(5)	(44)	(3)
Operating cash flow	232	188	251	437
Capital expenditure, net	(164)	(112)	(319)	(301)
Free cash flow1)	$68	$77	$(69)	$136
1) Operating cash flow less Capital expenditures, net.

Headcount

	September 30, 2022	December 31, 2021	September 30, 2021
Total headcount	67,800	60,600	62,000
Whereof:
Direct personnel in manufacturing	49,600	43,000	44,200
Indirect personnel	18,300	17,600	17,900
Temporary personnel	10.5%	7.8%	7.7%

By September 30, 2022, total headcount increased by 5,800 compared to a year earlier. The indirect workforce increased by 2.2% while the direct workforce increased by 12.2%, as sales grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 32% compared to a year earlier. The increase also reflects preparations for the expected strong sales growth in the fourth quarter. Compared to June 30, 2022, total headcount increased by around 3,100, direct workforce increased by almost 3,100 and the indirect workforce increased by around 50.

Full year 2022 indications

The Company's outlook indications for 2022 reflect continuing uncertainty in the automotive markets and are mainly based on its customer call-offs, a full year 2022 global LVP growth of around 6%, that the Company achieves its targeted cost compensation effects and some market stabilization.

Financial measure	Full year indication
Organic sales growth	Around 15%
Foreign currency impact on net sales	Around 6% negative
Adjusted operating margin 1)	Upper end of around 6%-7%
Tax rate 2)	Around 30%
Operating cash flow 3)	Around $700-750 million
Capex, net % of sales	Around 5.5%
1) Excluding costs for capacity alignments, antitrust related matters and other discrete items.
2) Excluding unusual tax items.
3) Excluding unusual items.

This report includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, October, 2022. All rights reserved.

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

Other recent events

Key launches in the third quarter of 2022

•
Ford Lightning: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags
•
BMW 7-series/i7: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Seatbelts, Front Center Airbag
•
Haval A08: Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts
•
Xpeng G9: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts, Front Center Airbag
•
Toyota Sequoia: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags
•
Nio ET5: Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag
•
Hyundai IONIQ 6: Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag
•
Hyundai Stargazer: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags
•
Honda CR-V: Steering Wheel, Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts, Front Center Airbag

Other Items

•
On August 18, 2022, Autoliv announced the appointment of Gustav Lundgren to its Board of Directors, pursuant to the previously disclosed agreement with Cevian Capital II GP Limited. Gustav Lundgren is a partner of Cevian Capital. Mr. Lundgren replaced Min Liu, Cevian’s previously designated director, who resigned from the Board on August 18, 2022. The Board determined that Gustav Lundgren is an independent director and appointed him as a member of the Audit and Risk Committee.
•
Under Autoliv’s 2022-2024 stock purchase program, purchases of common stock and SDRs may be made in open market purchases, privately negotiated transactions, block purchase techniques, 10b5-1 trading plans or a combination of the foregoing in accordance with applicable law and the rules and regulations of both the NYSE and Nasdaq Stockholm. During the third quarter 2022, Autoliv repurchased 0.26 million shares of common stock at an average price of $78.04 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

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

ITEM 1A. RISK FACTORS

Except as set forth below, as of September 30, 2022, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchases by the Company during the three months period ended September 30, 2022.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (3)
July 1-31, 2022	23,895	$83.71	16,441,552
August 1-31, 2022	96,980	$82.50	16,344,572
September 1-30, 2022	135,463	$73.85	16,209,109

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

(3) On November 16, 2021, the Company announced that its Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million common shares, whichever comes first, between January 2022 and the end of 2024.

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

10.1*	Autoliv, Inc. Non-Employee Director Compensation Policy, effective November 1, 2022.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2022

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)