Form 10-K
period 2022-12-31
AUTOLIV INC
filed 2023-02-16
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. held by non-affiliates as of the last business day of the second fiscal quarter of 2022 amounted to $6,233 million.

Number of shares of Common Stock outstanding as of February 8, 2023: 86,189,790.

Auditor Firm Id: 1433 Auditor Name: Ernst & Young AB Auditor Location: Stockholm, Sweden

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the annual stockholders’ meeting to be held on May 11, 2023, to be dated on or around March 23, 2023 (the “2023 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2022.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions, including inflation; the impacts of the coronavirus (COVID-19) pandemic on the Company’s financial condition, business operations, operating costs, liquidity, competition and the global economy; disruptions and impacts relating to the ongoing conflict between Russia and Ukraine; changes in and the stability of light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions including port, transportation and distribution delays or interruptions; supply chain disruptions and component shortages specific to the automotive industry or the Company; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment: restructuring, cost reduction, efficiency, and strategic initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel, energy, and other costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing and other negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgements or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims, and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; our ability to meet our sustainability targets, goals and commitments; political conditions; dependence on and relationships with customers and suppliers; the conditions necessary to hit our medium term financial targets; and other risks and uncertainties identified in Item 1A -“Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

The Company is a leading developer, manufacturer, and supplier of passive safety systems to the automotive industry with a broad range of product offerings.

Passive safety systems are primarily meant to improve safety for occupants in a vehicle. Passive safety systems include modules and components for frontal-impact airbag protection systems, side-impact airbag protection systems, seatbelts, steering wheels, inflator technologies, and battery cut-off switches.

To expand its product offerings, the Company has formed Mobility Safety Solutions. By combining its core competence and industry experience, the Company also develops and manufactures mobility safety solutions such as pedestrian protection, battery cut-off switches, connected safety services, and safety solutions for riders of powered two wheelers.

The Company has approximately 62 production facilities in 27 countries and its customers include the world’s largest car manufacturers. The Company’s sales in 2022 were $8.8 billion, approximately 66% of which consisted of airbag and steering wheel products and approximately 34% of which consisted of seatbelt products. The Company's business is conducted in the following geographical regions: Europe, the Americas, China, Japan and the Rest of Asia (ROA).

The Company’s head office is located in Stockholm, Sweden, where it currently employs approximately 98 people. At December 31, 2022, the Company had a total number of personnel of approximately 69,100 worldwide, whereof 11% were temporary personnel.

Additional information required by this Item 1 regarding developments in the Company’s business during 2022 is contained under Item 7 in this Annual Report.

Reportable Segment

The Company has one reportable segment based on the way the Company evaluates its financial performance and manages its operations. The Company's business is comprised of passive safety products - principally airbags (including steering wheels and inflators) and seatbelts. For more information regarding the Company’s segment reporting, see Note 1, Basis of Presentation, to the Consolidated Financial Statements in this Annual Report.

Products, Market, and Competition

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

The airbag module is designed to inflate extremely rapidly then quickly deflate during a collision or impact. It consists of the container, an airbag cushion, and an inflator. The purpose of the airbag is to provide the occupants a cushioning and restraint during a crash event to prevent any impact or impact-caused injuries between the occupant and the interior of the vehicle.

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

2) Demographic trends of increased urbanization, aging driver populations, and increased safety focus in growth markets;

3) Evolving government regulations and test rating systems to improve the safety of vehicles in various markets, such as the updated Euro New Car Assessment Program (NCAP), China NCAP, and USNCAP; and

4) The trend towards more electrical vehicles will potentially drive additional solutions to reduce noise and to cut the electrical power in case of an accident.

The automotive safety market is driven by two primary factors: light vehicle production (LVP) and content per vehicle (CPV).

The first growth driver, LVP, has increased at an average annual growth rate of around 1.6% since the start of Autoliv in 1997 despite the substantial headwinds from supply chain disruptions and semiconductor shortages. According to S&P Global, LVP is forecasted to grow to close to 87 million by 2025 from approximately 79 million in 2021, as the market is expected to recover from the effects of the COVID-19 pandemic and component shortages.

Unlike LVP, where Autoliv can only aim to be on the best-selling platforms, Autoliv can influence CPV more directly by continuously developing and introducing new technologies with higher value-added features. Over the long term, this increases average safety CPV and has caused the markets where the Company does business to grow faster than the LVP.

Since 1997, the Company’s sales compound annual growth rate (CAGR) for passive safety has been around 5% compared to the market rate of around 2.4% which includes an LVP growth of around 1.6%. The Company's outperformance is a result of a steady flow of new passive safety technologies, strong focus on quality and a superior global footprint both in products and engineering. This has enabled Autoliv to increase its global market share in passive safety from 27% in 1997 to 43% in 2022.

In the Developed Markets (Western Europe, North America, Japan, and South Korea) the CPV is around $320. CPV growth in these regions mainly come from new safety systems such as active seatbelts, knee airbags, and front-center airbags along with improved protection for pedestrians and rear-seat occupants like bag-in-belt or more advanced seatbelts.

In the Growth Markets (all markets other than the Developed Markets), the Company sees great opportunities for CPV growth from more airbags and advanced seatbelt products. Average CPV in the Growth Markets is around $200, approximately $120 less than in the Developed Markets.

As a result of higher installation rates of airbags, more advanced seatbelt products, and more complex steering wheels, CPV is expected to increase at a similar pace in both Developed and Growth Markets over the next three years. LVP in the Developed Markets is expected to increase faster than in the Growth Markets during the same period. This is because the Developed Markets are expected to recover from the negative effects of supply chain disruptions and semiconductor shortages experienced in 2022. Supported by a positive LVP mix effect from higher growth in higher CPV markets, the annual passive safety market (seatbelts and airbags, including steering wheels), is expected to grow from around $20 billion in 2022 to more than $25 billion over the next three years, based on the current macro-economic outlook and the Company's internal market intelligence and estimates. The highest growth rate is expected in steering wheels, where Autoliv has a global market share of around 37%, generated by the trend toward higher-value steering wheels with leather and additional features.

In seatbelts, Autoliv has reached a global market share of around 45%, primarily due to being the technology leader with several important innovations such as pretensioners and active seatbelts. The Company's strong market position is also a reflection of its superior global footprint. Seatbelts are the primary life-saving safety product globally and are also an important requirement in low-end vehicles in the Growth Markets. This provides the Company with an excellent opportunity to benefit from the expected growth in this segment of the market.

The market for airbags, where Autoliv has a global market share of around 44%, is expected to grow mainly as result of higher installation rates of inflatable curtains, side airbags, and knee airbags. Additionally, the new front center airbag is expected to start to contribute to the market growth.

The Company's ability to consistently outperform market growth is rooted in a steady flow of new safety technologies, a strong focus on quality, and a superior production and engineering footprint.

The Company's competitors

Autoliv is the clear market leader in passive safety components and systems for the automotive industry with an estimated global market share of 43%.

ZF, one of the Company's largest competitors, is a global leader in driveline and chassis technology as well as in passive safety technologies, and is one of the largest global automotive suppliers.

Another of the Company's largest competitors is Joyson Safety Systems (JSS). JSS is a Chinese owned company and is the result of the merger between Key Safety Systems (KSS) and Takata Corporation after KSS acquired Takata in 2018.

In Japan, Brazil, South Korea, and China, there are a number of local suppliers that have close ties with the domestic vehicle manufacturers. For example, Toyota uses “keiretsu” (in-house) suppliers Tokai Rika for seatbelts and Toyoda Gosei for airbags and steering wheels. These suppliers generally receive most of the Toyota business in Japan, in the same way, Mobis, a major supplier to Hyundai/Kia in South Korea, generally receives a significant part of their business.

Other competitors include Nihon Plast and Ashimori of Japan, Yanfeng and Jinheng of China, Samsong in South Korea, and Chris Cintos de Seguranca in South America. Collectively, these competitors account for the majority of the remaining market share in passive safety.

Additional information concerning the Company's products, markets and competition is included in the “Risks and Risk Management” section under Item 7 of this Annual Report.

Manufacturing and Production

See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, propellant, initiators, textile cushions, webbing, pressed steel parts, springs, and overmolded steel parts used in seatbelt and airbag assembly and steering wheels. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. The products manufactured by Autoliv’s consolidated subsidiaries in 2022 consisted of 134 million complete seatbelt systems (of which 87 million were fitted with pretensioners), 102 million side airbags (including curtain airbags and front center airbags), 56 million frontal airbags, 13 million other airbags and 19 million steering wheels.

Autoliv’s “just-in-time” delivery system is designed to accommodate the specific requirements of each customer for low levels of inventory and rapid stock delivery service. “Just-in-time” deliveries require final assembly or, at least, distribution centers in geographic areas close to customers to facilitate rapid delivery. The fact that the major automobile manufacturers are continually expanding their production activities into more countries and require the same or similar safety systems as those produced in Europe, Japan, or the U.S. increases the importance for suppliers to have assembly capacity in several countries. Consolidation among the Company's customers also supports this trend.

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

When dramatic shifts in LVP occur, as we seen in 2022 due to component shortages, or when there is a shift in regional LVP, the capacity adjustments can take more time and be more costly. Additionally, when there is significant demand for a given product due to a major recall of a competitor’s product, like certain of the Company's customers have experienced, capacity adjustments may take time.

The Company could experience disruption in its supply or delivery chain, which could cause one or more of its customers to halt or delay production. For more information, see Item 1A – “Risk Factors” in this Annual Report.

Quality Management

Autoliv believes that superior quality is a prerequisite to being considered a leading global supplier of automotive safety systems and is key to the Company's financial performance, because quality excellence is critical for winning new orders, preventing recalls, and maintaining low scrap rates. Autoliv has for many years emphasized a “zero-defect” proactive quality policy and continues to strive to improve its working methods. This means that Autoliv’s products are expected to always meet performance expectations and be delivered to its customers at the right times and in the right amounts. Furthermore, the Company believes its continued quality improvements further enhance the Company's reputation among its customers, employees, and governmental authorities.

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

The Company continues to drive its quality initiative called “Q5,” which was initiated in the summer of 2010. It is an integral part of the Company's strategy of shaping a proactive quality culture of zero defects. It is called “Q5” because it addresses quality in five dimensions: products, customers, growth, behavior, and suppliers. The goal of Q5 is to firmly tie together quality with value within all of the Company's processes and for all of its employees, thereby leading to the best value for its customers. Since 2010, the Company has continually expanded this quality initiative to provide additional skills training to more employees and suppliers. These activities have significantly improved the Company's quality performance.

In the Company's pursuit of excellence in quality, the Company has developed a chain of four “defense lines” against potential quality issues. These defense lines consist of: 1) robust product designs, 2) flawless components from suppliers and the Company's own in-house component companies, 3) manufacturing flawless products with a system for verifying that the Company's products conform with specifications, and 4) an advanced traceability system in the event of a recall.

The Company's pursuit of quality excellence extends from the earliest phases of product development to the proper disposal of a product following many years of use in a vehicle. Autoliv’s comprehensive Autoliv Product Development System (“APS”) includes several key check points during the process of developing new products that are designed to ensure that such products are well-built and have no hidden defects. Through this process, the Company works closely with its suppliers and customers to set clear standards that help to ensure robust component design and lowest cost for function in order to proactively prevent problems and ensure the Company delivers only the best designs to the market.

The APS, based on the goals of improving quality and efficiency, is at the core of Autoliv’s manufacturing philosophy. APS integrates essential quality elements, such as mistake proofing, statistical process control and operator involvement, into the manufacturing processes so all Autoliv associates are aware of and understand the critical connection between themselves and the Company's lifesaving products. This “zero-defect” principle extends beyond Autoliv to the entire supplier base. All of the Company's suppliers must accept the strict quality standards in the global Autoliv Supplier Manual, which defines the Company's quality requirements and focuses on preventing bad parts from being produced by its suppliers and helps eliminate defective intermediate products in the Company's assembly lines as early as possible. In addition, Autoliv’s One Product One Process (“1P1P”) initiative is its strategy for developing and managing standardization of both core products and customer-specific features, leading not only to improved quality, but also greater cost efficiency and more efficient supply chain management.

IATF 16949:2016 is one of the automotive industry’s most widely used international standards for quality management. All of the Company's facilities that ship products to OEMs are regularly certified according to the International Automotive Task Force (IATF) standards.

Environmental and Safety Regulations

For information on how environmental and safety regulations impact the Company's business, see “Risk Factors – ‘Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety, and other governmental regulations’, “Global climate change could negatively affect our business”, “Our goals, targets, and ambitions related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks” and “Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market”” in Item 1A and “Risks and Risk Management” in Item 7 of this Annual Report.

Climate change

The Company is committed to operating its business in an environmentally sustainable manner, meaning developing and producing products in a resource efficient way while limiting the Company's environmental impact in the most material areas of greenhouse gas emissions, energy use, waste, and water. With particular emphasis on climate action, the Company actively engages with its customers, suppliers, and others to drive sustainable mobility.

In June 2021, the Company launched an updated climate strategy including new long-term climate ambitions:

•
Carbon neutrality in own operations by 2030
•
Net-zero emissions across our supply chain by 2040

These industry-leading climate ambitions are aligned with a 1.5°C trajectory and represent a serious step-up in ambition level from earlier short-term climate targets. They should position the Company as the supplier of choice for the most progressive climate-focused customers, helping to ensure the Company's competitiveness now and in the future. In addition to these ambitions, the Company adopted Science Based Targets (SBT) for 2030 covering its own operations as well as the supply chain. The targets were approved in January 2022 and are available at the SBTi website.

For more information about how climate change impacts the Company's business, see "Operational Risks - Climate impact" in Item 7 and "Risk factors – Global climate change could negatively affect our business” in Item 1A of this Annual Report.

Raw Materials

Direct material purchased from external suppliers represents approximately 52% of the Company's net sales in 2022. The Company mainly purchases manufactured components and raw materials for its operations. The Company takes several actions to manage the raw material fluctuations, such as competitive sourcing and looking for alternative materials.

For information on the sources and availability of raw materials, see "Operational Risks - Component costs" in Item 7 and “Risk Factors – Changes in the source, cost, availability of, and regulations pertaining to raw materials and components may adversely affect our profit margins” in Item 1A of this Annual Report.

Intellectual Property

The Company has developed a considerable amount of proprietary technology related to automotive safety systems and relies on many patents to protect such technology. The Company's intellectual property plays an important role in maintaining its competitive position in a number of the markets the Company serves. For information on the Company's use of intellectual property and its importance to the Company, see “Risk Factors – If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired” in Item 1A of this Annual Report.

Backlog

The Company has frame contracts with automobile manufacturers and such contracts are typically entered into up to three years before the start of production of the relevant car model or platform and provide for a term covering the life of such car model or platform including service parts after a vehicle model is no longer produced. These contracts, however, do not typically provide minimum quantities, firm prices, or exclusivity but instead permit the automobile manufacturer to resource the relevant products at given intervals (or at any time) from other suppliers.

Dependence on Customers

In 2022, the Company's top five customers represented around 49% of its consolidated sales and the Company's top ten customers represented around 80% of its consolidated sales. This reflects the concentration of manufacturers in the automotive industry. The five largest OEMs in 2022 accounted for around 48% of global LVP, and the ten largest OEMs accounted for around 70% of global LVP. A delivery contract is typically for the lifetime of a vehicle model, which is normally between five and seven years depending on customer platform sourcing preferences and strategies.

For information on the Company's dependence on customers, see “Risk Factors – Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices” in Item 1A of this Annual Report, and “Dependence on Customers” under the section “Strategic Risks” in Item 7 of this Annual Report, and Note 20 to the Consolidated Financial Statements.

Customer sales trends

Asian vehicle producers have steadily become increasingly important, mainly driven by growth with Japanese OEMs. As a group they represent around 43% of global sales in 2022, of which Japanese OEMs accounts for approximately two thirds. This is a result of the Company's stronger market position based on its local presence in Japan. The local Chinese OEMs as a group accounted for around 5% of the Company's global sales in 2022, with Great Wall representing more than 1% of the Company's global sales.

European based brands accounted for 30% of the Company's global sales in 2022. The U.S. based OEMs (including Chrysler and new EV manufactures) accounted for 25% of the Company's global sales in 2022. Globally one of the Company's strongest growing customers from 2021 to 2022 was Stellantis.

Research, Development and Engineering, net (R,D&E)

No single customer project accounted for more than 5% of Autoliv’s total R,D&E, net spending during 2022. To fuel Autoliv’s product portfolio, additional expertise is brought in-house via technology partnerships and licensing agreements.

During 2022, gross expenditures for R,D&E amounted to $595 million compared to $596 million in 2021. Of these amounts, $205 million in 2022 and $205 million in 2021 were related to customer-funded engineering projects and crash tests reimbursed by the customers. Net of this income, R,D&E expenditures in 2022 was $390 million, virtually unchanged compared to 2021. Of the R,D&E, net expense in 2022, 79% was for projects and programs where the Company has customer orders, typically related to vehicle models in development. The remaining 21% was mainly for new innovations, products and standardizations that will yield greater benefits over time.

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

For information concerning the material effects on the Company's business relating to its compliance with government safety regulations, see “Risk Factors – ‘Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety, and other governmental regulations’ and ‘Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market’” in Item 1A of this Annual Report and in Item 7 under the section “Risks and Risk Management” of this Annual Report.

Human Capital Management

The Company's drive for excellence is what makes Autoliv the world’s leading supplier of automotive safety systems. From the earliest stages of product development to sales and design to the final delivery of the finished product, Autoliv's employees are driven by the Company's mission to save more lives.

The successful execution of the Company's strategies relies on its ability to shape a quality and performance-oriented culture, and to adapt quickly to sudden shifts in its circumstances, such as the COVID-19 pandemic, supply chain disruptions, and geopolitical instability experienced in 2022. A turbulent external environment presents many challenges but also opportunities. As the Company moves forward its workforce strives to respond with agility to new possibilities to grow and improve the Company's business whilst delivering with excellence to its customers. The Company builds a winning team by focusing on creating a work environment that attracts, retains, and engages its employees. The Company's employees take great pride in working together to provide safety solutions for mobility and society that work in real life situations, and the Company is always looking for new team members who share this passion.

The table below shows the Company's total workforce as of December 31, 2022 and 2021.

	2022	2021
Total workforce	69,100	60,600
Whereof:
Direct workforce in manufacturing	50,600	43,000
Indirect workforce	18,500	17,600
Temporary workforce	11%	8%

Diversity and Inclusion

When attracting, developing and retaining talent, the Company seeks individuals who hold varied experiences and viewpoints to create an inclusive and diverse workplace that allows each employee to do their best work and drive the Company's collective success. The Company's workforce reflects the diversity of the countries and cultures in which it operates. At the end of 2022, 49% of the Company's workforce and 18% of the Company's senior management positions were held by women.

The Company has operations in 27 different countries, with 17% of its workforce located in Asia (excluding China), 31% in the Americas, 13% in China, and 39% in Europe (including South Africa, Tunisia, Russia, and Turkey).

The table below show the Company's workforce by age group and gender in % at the end of 2022.

% of Men	Age group	% of Women
1%	>60	1%
5%	51-60	5%
10%	41-50	11%
18%	31-40	16%
15%	21-30	14%
2%	<20	2%

Talent Attraction, Development, and Retention

The Company believes that attraction, development, and retention of talent is essential to its success, especially in today's environment. The Company offers an inclusive work environment where its employees are challenged and achieve great things together. Supporting the development of the employees is essential in a highly competitive and rapidly changing environment. An important cornerstone of each employee’s growth is the ongoing dialogue between the team member and manager, which is summarized during an annual Performance and Development Dialogue (PDD). During the year, 99% of targeted employees conducted a PDD with their managers. To provide opportunities for professional and personal growth of the employees, the Company has a multitude of development channels, including technical and specialist career paths, international assignments and other such programs.

The Company provides market-based competitive compensation through its salary, annual incentive, and long-term incentive programs and benefits packages that promote employee well-being across all aspects of their lives.

Health and Safety

The Company is committed to providing a zero accident work environment that promotes the health, safety and welfare of its employees. Autoliv’s production facilities implement the Company's health and safety management system, which is supported by leadership teams. Implementation of the system as well as the ISO 45001 health and safety management system is monitored through internal and external audits. At the end of 2022, 71% of production facilities were certified according to ISO 45001.

Throughout the COVID-19 pandemic, the Company has protected its employees’ health and well-being by providing the technology and communication equipment necessary to allow many of its employees to work remotely. For those who cannot effectively do their jobs remotely, the Company has put protocols in place to ensure a safe working environment.

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

Major unions to which some of the Company's employees belong in Europe include: IG Metall in Germany; Unite the union in the United Kingdom; Confédération Générale des Travailleurs (CGT), Confédération Française Démocratique du Travail (CFDT), Confédération Française de l’Encadrement Confédération Générale des cadres (CFE-CGC), Force Ouvrière (FO), Confédération Française des Travailleurs Chrétiens (CFTC), Solidaires, Unitaires, Démocratiques (SUD) and Conféderation Autonome du Travail (CAT) in France; Union General de Trabajadores (UGT), Union Sindical Obrera (USO), Comisiones Obereras (CCOO) and Confederacion General de Trabajadores (CGT) in Spain; IF Metall, Unionen, Sveriges Ingenjörer and Ledarna in Sweden; Industriaal- ja Metallitöötajate Ametiühingute Liit (IMTAL) in Estonia; Vasas Szakszervezeti Szövetség (Hungarian Metallworkers‘ Federation) in Hungary; Samorzadny NiezalezĪny Zwiazek Zawodowy Pracownikow and Zakladowa Organizacja Związkowa NSZZ Solidarnosc in Poland; National Union of Metal Workers South Africa (NUMSA) in South Africa; Union Générale des Travailleurs Tunisiens (UGTT) and Union des travailleurs Tunisiens (UTT) in Tunisia and Türk Metal Sendikasi in Turkey.

In addition, the Company’s employees in other regions are represented by the following unions: Unifor in Canada; Sindicato de Jornaleros y Obreros Industriales y de la Industria Maquiladora de H.Matamoros, Tamaulipas (CTM); Sindicato Nacional de Trabajadores de la Industria Metalúrgica y Similares (CTM); Sindicato Nacional de Trabajadores de la Industria Arnesera, Eléctrica, Automotriz y Aeronáutica de la República Mexicana; “Nueva Cultura Laboral” “de trabajadores de la fabricación, manufactura, ensamble de autopartes mecánicas y eléctricas y componentes de la industria Automotriz (CROC); Sindicato Nacional de Trabajadores de la Industria de Autopartes en General y/o Similares, Conexos y sus Servicios de la República Mexicana, in Mexico; Sindicato dos Metalúrgicos de Taubaté e Região in Brazil; Autoliv India Employees Association, Bangalore & Mysore in India; the Korean Metal Workers Union (FKTU) in Korea and Autoliv Japan Roudou Kumiai in Japan; Shanghai General Labor Union in China.

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

Key Performance Indicators (KPIs)

The table below reflects certain KPIs on which the Company is particularly focused on with respect to the management of its workforce.

KPI	2022	2021
% of Autoliv facilities certified (OHSAS 18001 or ISO 45001)	71%	Not available
Incident rate1)	0.32	0.41
Severity rate2)	3.31	5.84
% women in workforce	49%	47%
% women in senior management positions	18%	17%
% PDD rate3)	99%	99%
No. of employees attended at least one training program	4,100	4,400

1) Number of reportable injuries per 200,000 employee hours of exposure.
2) Total days away from work due to a work-related reportable injury and/or illness per 200,000 employee hours of exposure.
3) Percentage of total employees participating in Autoliv's annual Performance and Development Dialogue (PDD).

Available Information

The Company files or furnishes with the United States Securities and Exchange Commission (the “SEC”) periodic reports and amendments thereto, which include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Such reports, amendments, proxy statements, and other information are made available free of charge on the Company's corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC. The Company's Corporate Governance Guidelines, committee charters, code of conduct, and other documents governing the Company are also available on its corporate website at www.autoliv.com. The SEC maintains an internet site that contains reports, proxy statements and other information at www.sec.gov. Hard copies of the above-mentioned documents can be obtained free of charge by contacting the Company at: Autoliv, Inc., P.O. Box 70381, SE-107 24, Stockholm, Sweden.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. A discussion of the risks associated with these material risk factors is included below.

RISKS RELATED TO ADVERSE GLOBAL HEALTH AND GEOPOLITICAL DEVELOPMENTS

We face risks related to the novel coronavirus (COVID-19) pandemic that have, and are expected to continue to have, an adverse impact on our business and financial performance

The COVID-19 pandemic has created significant volatility in the global economy and led to reduced economic activity and employment and has disrupted, and may continue to disrupt, the global automotive industry and customer sales, production volumes and purchases of light vehicles by end-consumers. The spread of COVID-19 has also caused disruptions in the manufacturing, delivery, and overall supply chains of automobile manufacturers and suppliers. Global light vehicle production ("LVP") has been lower than expected and is expected to continue to be volatile. If the global economic effects caused by the pandemic continue or increase, overall customer demand may decrease, which could have a material and adverse effect on our business, results of operations, and financial condition. The full extent of the effect of the pandemic on us, our customers, our supply chain or the global supply chain and our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, subsequent outbreaks or the extent of any recession resulting from the pandemic. We may continue to experience the effects of the pandemic even after it has waned, and our business, results of operations and financial condition could continue to be affected. In addition to the risks specifically described above, the impacts of the pandemic are likely to implicate and exacerbate other risks disclosed in Item 1A of this Annual Report, any of which could have a material effect on our operating results, cash flows, or financial condition.

Although we have minimal operations in Russia, we face risks related to the war in Ukraine, which has had, and is expected to continue to have, an adverse impact on our business and financial performance

The macro-economic uncertainty has been exacerbated by the war in Ukraine. Although the length and impact of the ongoing war is highly unpredictable, it exacerbated volatility in commodity prices, energy prices, inflationary pressures, credit markets, foreign exchange rates and supply chain disruptions. Furthermore, governments in the United States, United Kingdom, Canada and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Existing or additional sanctions could further adversely affect the global economy and further disrupt the global supply chain. Inflation is also currently high world-wide and may continue for an unforeseen time.

Due in part to the negative impact of the war in Ukraine, we have experienced exacerbated increases in raw materials and increased costs for transportation, energy, and commodities. Although have negotiated and continue to negotiate with our customers with respect to these additional costs, commercial negotiations with our customers may not be successful or may not offset all of the adverse impact of higher transportation, energy and commodity costs. Additionally, even if we are successful with respect to negotiations with customers relating to cost increases, there may be delay before we recover any increased costs. These may have a material negative impact on our business and results of operations.

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business. Our business is directly related to LVP in the global market and by our customers, and automotive sales and LVP are the most important drivers for our sales

Automotive sales and production are highly cyclical and can be affected by general or regional economic or industry conditions, the level of consumer demand, recalls and other safety issues, labor relations issues, technological changes, fuel prices and availability, vehicle safety regulations and other regulatory requirements, governmental initiatives, trade agreements, political volatility (especially in energy producing countries and growth markets), changes in interest rate levels and credit availability and other factors. Some regions around the world may at various times be more particularly impacted by these factors than other regions. Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, a material adverse effect on our business, results of operations, and financial condition. Our sales are also affected by inventory levels of our customers. We cannot predict when our customers will decide to either increase or reduce inventory levels or whether new inventory levels will approximate historical inventory levels. This may exacerbate variability in our order intake and, as a result, our revenues and financial condition. Uncertainty regarding inventory levels may be exacerbated by consumer financing programs initiated or terminated by our customers or governments as such changes may affect the timing of their sales. Changes in automotive sales and LVP and/or customers’ inventory levels will have an impact on our mid- and long-term financial targets, earnings guidance, and estimates. In addition, we base our growth projections in part on business awards, or order intake, made by our customers. However, actual production orders from our customers may not approximate the awarded business or our estimated order intake. Any significant reduction in automotive sales and/or LVP by our customers, whether due to general economic conditions or any other factors relevant to sales or LVP, could have a material adverse effect on our business, results of operations and financial condition.

Growth rates in safety content per vehicle, which can be impacted by changes in consumer trends and political decisions, could affect our results in the future

The Company estimates that the average global content of passive safety systems per light vehicle increased in 2022 to around $255. Vehicles produced in different markets may have various passive safety content values. For example, in developed markets such as Western Europe and North America, the premium segment has an average passive safety content values of over $350 per vehicle, whereas in growth markets such as China and India the average passive safety content per vehicle is approximately $210 and $100, respectively. Due to the majority of the growth in global LVP over time being concentrated in growth markets, our operating results may be impacted if the passive safety content per vehicle remains low and if the penetration of more advanced automotive safety systems does not increase in these regions. As passive safety content per vehicle is also an indicator of our sales development, should these trends continue, the average value of passive safety systems per vehicle could decline.

We operate in a highly competitive market

The market for occupant restraint systems is highly competitive. We compete with a number of other companies that produce and sell similar products. Among other factors, our products compete on the basis of price, quality, manufacturing and distribution capability, design and performance, technological innovation, delivery, and service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than us. Some of our competitors may also have a “preferred status” as a result of special relationships or ownership interests with certain customers. Our ability to compete successfully depends, in large part, on our success in continuing to innovate and manufacture products that have commercial success with consumers, differentiating our products from those of our competitors, continuing to deliver quality products in the time frames required by our customers, and maintaining best-cost production. We continue to invest in technology and innovation which we believe will be critical to our long-term growth. Our ability to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging technologies will be a significant factor in our ability to remain competitive. If we are unsuccessful or are less successful than our competitors in predicting the course of market development, developing innovative products, processes, and/or use of materials or adapting to new technologies or evolving regulatory, industry or customer requirements, we may be placed at a competitive disadvantage. For example, our customers are increasingly focused on developing electric vehicles. If we fail to be awarded business on electric vehicle models, it will harm our future business prospects. Our competitive environment continues to change, including increased competition from entrants outside the traditional automotive industry, creating uncertainty about the future competitive landscape. Given the competitive nature of our business, the amount of awards we are awarded relative to our peers may decrease over time. Additionally, OEMs rigorously evaluate our performance and products against those of our competitors on the basis of product quality, reliability and cost-effectiveness. If one or more of our OEM customers determine that they could achieve overall better financial results by incorporating a competitor’s new or existing product, it could affect our ability to be competitive and may decrease our current market share. The inability to compete successfully could have a material adverse effect on our business, results of operations, and financial condition.

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

We are working to expand our product offerings beyond light passenger vehicles to include other mobility safety solutions. If we are not successful in expanding our product offerings or if it takes longer or costs are more than expected, it could harm our business

The Company is working to expand its product offerings to focus on mobility safety solutions. Because mobility safety product offerings are currently in the development stages, it is difficult for us to anticipate the level of sales they may generate. The expansion of our product offering will require us to invest time and resources to develop innovative products, such as wearables and helmets, that keep pace with continuing changes in industry standards and to reach new customers who have rapidly changing preferences. Our product offerings might not receive customer acceptance if customer preferences shift to other products, and our future success depends in part on our ability to anticipate and respond to these changes. If we are not successful in expanding our product offerings or if it takes longer or costs are more than expected, it could negatively impact our financial results, competitive position, and future business prospects.

RISKS RELATED TO OUR BUSINESS

We may incur material losses and costs as a result of product liability, warranty, and recall claims that may be brought against us or our customers

We face risks related to product liability claims, warranty claims, and recalls in the event that any of our products actually or allegedly are defective, fail to perform as expected, or the use of our products results, or is alleged to result, in bodily injury and/or property damage. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. Additionally, increasing regulation and reporting requirements regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in additional product liability or recall investigations or claims. See – “Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market”. Although we currently carry product liability and product recall insurance in excess of our self-insured amounts, no assurance can be made that such insurance will provide adequate coverage against potential claims, such insurance is available or will continue to be available in the appropriate markets, or that we will be able to obtain such insurance on acceptable terms in the future as the cost of such insurance has risen in recent years and the cost of our self-insurance program has risen as well. Although we have invested and will continue to invest in our engineering, design, and quality infrastructure, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty claims or product recalls. In the future, we could experience material warranty or product liability losses and incur significant costs to process and defend these claims. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our operating results, cash flows, or financial condition. Future recalls could result in costs not covered by insurance in excess of our self-insurance, further government inquiries, litigation, reputational harm, and could divert management’s attention away from other matters. The main variables affecting the costs of a recall are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, and actual insurance recoveries. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers, and the performance and remedial requirements vary between jurisdictions. Due to recall activity in the automotive industry over the past decade, some vehicle manufactures have become even more sensitive to product recall risks. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Product recalls in our industry, even when they do not involve our products, can harm the reputations of our customers, competitors, and us, particularly if those recalls cause consumers to question the safety or reliability of products similar to those we produce. In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis; any one or more quality, warranty or other recall issue(s) (including issues affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures which may have a severe impact on our operations, such as a global, temporary or prolonged suspension of new orders. In addition, as our products more frequently use global designs and are based on or utilize the same or similar parts, components or solutions, there is a risk that the number of vehicles affected globally by a failure or defect will increase significantly with a corresponding increase in our costs. A warranty, recall or product liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, the final amounts determined to be due related to these matters could differ materially from our recorded warranty estimates and our business prospects, operating results, cash flows or financial condition may be materially impacted as a result. In addition, as we adopt new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. We cannot assure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims. See “If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired”.

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

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production

We, as with other component manufactures in the automotive industry, ship our products to customer vehicle assembly facilities throughout the world on a “just-in-time” basis in order for our customers to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) use a similar method in providing raw materials to us. However, this “just-in-time” method makes the logistics supply chain in our industry very complex and vulnerable to disruption. Disruptions in our supply chain may result for many reasons, including closures of one of our own or one of our suppliers’ facilities or critical manufacturing lines due to strikes or other labor disputes, mechanical failures, electrical outages, fires, explosions, critical pollution levels, critical health and safety and other working conditions issues (including epidemics and pandemics, such as the coronavirus (COVID-19)), natural disasters political upheaval, as well as logistical complications due to labor disruptions, weather or natural disasters, acts of terrorism, mechanical failures, and legislation or regulation regarding the transport of hazardous goods. Additionally, we may experience disruptions if there are newly imposed trade restrictions or delays in customs processing, including if we are unable to obtain government authorization to export or import certain materials, including materials that may be viewed as dangerous such as the propellant used for our inflators. As we continue to expand in growth markets, the risk of such disruptions is heightened. The unavailability of even a single small subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production of that product, possibly for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even when products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Also, similar difficulties for other suppliers may force our customers to halt production, which may in turn impact our sales shipments to such customers. When we fail to timely deliver, we may have to absorb our own costs for identifying and resolving the ultimate problem as well as expeditiously producing and shipping replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight. If we are the cause of a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be very significant and may include consequential losses such as lost profits. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all. Thus, any such supply chain disruptions could severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time which could expose us to material claims for compensation and have a material adverse effect on our business prospects, operating results, or financial condition.

Adverse developments affecting our suppliers could harm our profitability

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

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Our industry may be affected from time to time by limited supplies or price fluctuations of certain key components and materials. Strong worldwide demand for certain raw materials has had a significant impact on prices and short-term availability in recent years, including in 2022. Such price increases have and could materially increase our operating costs and materially and adversely affect our profit margin, as direct material costs amounted to approximately 52% of our net sales in 2022, of which approximately half is the raw material cost portion. Inflation is currently high world-wide and may continue for some time. Commercial negotiations with our customers and suppliers may not always offset all of the adverse impact of higher raw material, energy, labor, logistics, and commodity costs. Even where we are able to pass price increases along to our customer, there may be (i) a lapse of time before we are able to do so such that we must absorb the cost increase, and (ii) a negative impact on our relationships with such customers and suppliers which may limit our success in securing future awards from customers and securing acceptable supplies from suppliers. In addition, no assurances can be given that the magnitude and duration of such cost increases or any future cost increases could not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated. Additionally, various government regulators require companies that manufacture products containing certain minerals and their derivatives that are known as “conflict minerals”, originating from the Democratic Republic of Congo or adjoining countries to diligence and report the source of such materials. There are significant resources associated with complying with these requirements, including diligence efforts to determine the sources of conflict minerals used in our products and potential changes to our processes or supplies as a consequence of such diligence efforts. As there may be only a limited number of suppliers able to offer certified “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict free minerals from such suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all minerals used in our products through the procedures we may implement. Furthermore, our customers are also increasingly requiring us to track sustainable sources of certain raw materials, which also requires additional diligence efforts and there can be no assurance that we will be able to obtain these materials in a cost-efficient and sustainable manner. Accordingly, these rules and customer requirements may adversely affect our business prospects, operating results, cash flows or financial condition.

Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices

We are dependent on a few large customers with strong purchasing power. This is the result of customer consolidation in the last few decades. In 2022, our top five customers represented around 49% of our consolidated sales, and our largest customer contract accounted for around 2% of our consolidated sales. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of business from any of our major customers (whether by lower overall demand for vehicles, cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations, and financial condition. Similarly, further consolidation of our customers in the future could make us more reliant upon a smaller group of customers for a significant portion of our consolidated sales and negatively impact our bargaining power when contracting with such customers. Customers may put us on a “new business hold,” which would limit our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that must be met before we are eligible to bid for new business. Meeting any such conditions within the prescribed timeframe may require additional Company resources. A failure to satisfy any such conditions may have a material adverse impact on our financial results in the long term. There is a risk that one or more of our major customers may be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a major customer would enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely, absent special relief such as having a “preferred status”, that we will be forced to record a substantial loss. Additional information concerning our major customers is included in Note 20, Segment Information, of the Consolidated Financial Statements in this Annual Report.

Our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance

To compete effectively in the automotive supply industry, we must be able to launch new products to meet our customers’ timing, performance, and quality standards. At times, we face an uneven number of launches and some launches, for various reasons, may have shortened launch lead times. We cannot provide assurance that we will be able to install and certify the equipment needed to produce products for new programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production for such new programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot provide assurance that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Additionally, as a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order to launch programs successfully. Given the complexity of new program launches, especially involving new and innovative technologies, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, the sales related to these new programs generally are dependent upon the timing and success of the introduction of new vehicles by the Company’s customers. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our business prospects, operating results, cash flows, or financial condition.

Changes in our product mix may impact our financial performance

We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period. Our earnings guidance, estimates and mid- and long-term financial targets assume a certain geographic sales mix as well as a product sales mix. If actual results vary significantly from this projected geographic and product mix of sales, our operating results and financial condition could be negatively impacted.

We are involved from time to time in legal proceedings and our business may suffer as a result of adverse outcomes of current or future legal proceedings

We are, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, shareholder litigation, government investigations, class action lawsuits, personal injury claims, product liability claims, environmental issues, antitrust, customs and VAT disputes and employment and tax issues. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. For example, a U.S. federal court has entered an order requiring Autoliv to pay approximately $118 million, approximately $18 million in actual compensatory damages plus pre-judgment interest and $100 million in punitive damages, because Autoliv manufactured the seatbelt that was involved in an accident. The Company has appealed the verdict. The possibility exists that claims may be asserted against us and their magnitude may remain unknown for long periods of time. These types of lawsuits could require a significant amount of management’s time and attention and a substantial legal liability or adverse regulatory outcome and the substantial expenses to defend the litigation or regulatory proceedings may have a material adverse effect on our customer relationships, business prospects, reputation, operating results, cash flows and financial condition. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position or that our established reserves or our available insurance will mitigate such impact.

We may be subject to civil antitrust litigation that could negatively impact our business

The Company may be subject to civil antitrust lawsuits in the future in countries that permit such civil claims, including lawsuits or other actions by our customers. The Company was previously the subject of an investigation by the European Commission (“EC”) regarding possible anti-competitive behavior among certain suppliers to the automotive vehicle industry. The Company paid a fine to resolve these matters in 2019. As a result of the outcome of the EC investigation, we are and we could be subject to subsequent civil disputes with non-governmental third parties and civil or stockholder litigation stemming from the same facts and circumstances underlying the EC investigation. These types of lawsuits require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial condition, and our insurance may not mitigate such impact. See Note 17, Contingent Liabilities, to the Consolidated Financial Statements in this Annual Report.

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

Restructuring, efficiency, and strategic initiatives and capacity alignments are complex and difficult and at any time additional restructuring steps may be necessary, possibly on short notice and at significant cost

Our restructuring, efficiency, and strategic initiatives and capacity alignments include efforts to adjust our manufacturing capacity and cost structure to meet current and projected operational and market requirements, including plant closures, transfer of sourcing to best cost countries, consolidation of our supplier base, and standardization of products to reduce our overhead costs and consolidate our operational centers. The successful implementation of our restructuring activities and capacity alignments will involve sourcing, logistics, technology and employment arrangements. Because these restructuring, efficiency, and strategic initiatives and capacity alignments can be complex, there may be difficulties or delays in the implementation of any such initiatives and capacity alignments or they may not be immediately effective, resulting in an adverse material impact on our performance. In addition, there is a risk that inflation, high-turnover rates, and increased competition may reduce the efficiencies now available in best-cost countries to levels that no longer allow for cost-beneficial restructuring opportunities. Therefore, there can be no assurances that any future restructurings or capacity alignments will be completed as planned or achieve the desired results. See Note 11, Restructuring, to the Consolidated Financial Statements in this Annual Report.

A prolonged recession and/or a downturn in our industry could result in us having insufficient funds to continue our operations and external financing may not be available to us or available only on materially different terms than what has historically been available

Our ability to generate cash from our operations is highly dependent on automotive sales and LVP, the global economy, and the economies of our important markets. If LVP were to remain on low levels for an extended period of time, we would experience a significantly negative cash flow. Similarly, if cash losses for customer defaults rise sharply, we would experience a negative cash flow. Such negative cash flow could result in our having insufficient funds to continue our operations unless we can procure external financing, which may not be possible. Our access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Our ability to obtain unsecured funding at a reasonable cost is dependent on our credit ratings or our perceived creditworthiness. Our current credit rating could be lowered as a result of us experiencing significant negative cash flows, increasing our indebtedness and leverage, or a dire financial outlook, which may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our principal credit facility expires in 2027. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our principal credit facility syndicate were to default. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient external financing, we may be required to seek additional capital, sell assets, reduce or cut back our operating activities or otherwise alter our business strategy. Information concerning our credit facilities and other financings are included in Item 7 in this Annual Report in the section headed “Treasury Activities” and in Note 13, Debt and Credit Agreements, to the Consolidated Financial Statements in this Annual Report.

Our indebtedness may harm our financial condition and results of operations

As of December 31, 2022, we have outstanding debt of $1.8 billion. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation: a portion of our cash flows from operations will be dedicated to the payment of any interest or could be used for amortization required with respect to outstanding indebtedness; increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.

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

We face risks related to our defined benefit pension plans and employee benefit plans, including the need for additional funding as well as higher costs and liabilities

Our defined benefit pension plans and employee benefit plans may require additional funding or give rise to higher related costs and liabilities which, in some circumstances, could reach material amounts and negatively affect our operating results. We are required to make certain year-end assumptions regarding our pension plans. Our pension obligations are dependent on several factors, including factors outside our control such as changes in interest rates, the market performance of the diversified investments underlying the pension plans, actuarial data and adjustments and an increase in the minimum funding requirements or other regulatory changes governing the plans. Adverse equity market conditions and volatility in the credit market may have an unfavorable impact on the value of our pension assets and our future estimated pension liabilities. Internal factors such as an adjustment to the level of benefits provided under the plans may also lead to an increase in our pension liability. If these or other internal and external risks were to occur, alone or in combination, our required contributions to the plans and the costs and net liabilities associated with the plans could increase substantially and have a material effect on our business. Information concerning our benefit plans is included in Note 18, Retirement Plans, of the Consolidated Financial Statements in this Annual Report.

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

Cybersecurity incidents or other damage to our technology infrastructure could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and operating results

We rely extensively on information technology (“IT”) networks and systems, our global data centers and services provided over the internet to process, transmit and store electronic information, and to manage or support a variety of business processes or activities across our facilities worldwide. In addition, a greater number of our employees are working remotely which may increase cybersecurity vulnerabilities and risk to our IT networks and systems. The secure operation of our IT networks and systems and the proper processing and maintenance of this information are critical to our business operations. We have been, and likely will continue to be, subject to cyber-attacks. To date we have seen no material impact on our business from these attacks or events. Although we seek to deploy comprehensive security measures to prevent, detect, address and mitigate these threats, there has been an increased level of activity, and an associated level of sophistication, in cyber-attacks against large multinational companies. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. Our security measures may be breached due to human or technological error, employee malfeasance, system malfunctions or attacks from uncoordinated individuals or sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers, its third-party service providers, and/or other entities with whom we do business. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Disruptions and attacks on our IT systems or the systems of third parties storing our data or employee malfeasance or human or technological error could result in the misappropriation, loss, destruction or corruption of our critical data and confidential or proprietary information, personal information of our employees, the leakage of our or our customers’ confidential information, improper use of our systems and networks, production downtimes and both internal and external supply shortages, which could have an adverse effect on our results of operations. It may also result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. The potential consequences of a material cybersecurity incident include reputational damage, theft of intellectual property, litigation with third parties, diminution in the value of our investment in research, development and engineering, diversion of the attention of management away from the operation of our business and increased cybersecurity protection and remediation costs, legal claims and liability, regulatory scrutiny, sanctions, fines or penalties (which may not be covered by our insurance policies), negative publicity, release of sensitive and/or confidential information, increases in operating expenses, or lost revenues which in turn could adversely affect our competitiveness and results of operations. To the extent that any disruption or security breach results in a misappropriation, loss, destruction or corruption of our customer’s information, it could affect our relationships with our customers, create significant expense for us to investigate and remediate damage, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs. Furthermore, our technology systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunication failures. We continuously seek to maintain a robust program of information security and controls, however, any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation.

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

Global climate change could negatively affect our business

Increased public awareness and concern regarding global climate change will likely result in more regional and/or national requirements to reduce or mitigate the effects of greenhouse gas emissions. In addition, our shareholders and customers also expect us to reduce our greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Any future regulations aimed at mitigating climate change may negatively impact the prices of raw materials and energy as well as the demand for certain of our customer’s products which could in turn impact demand for our products and impact our results of operations. The costs of compliance and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our operation of these facilities. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations. We also face physical and transition risks from climate change. The manifestations of climate change, such as extreme weather conditions or more frequent extreme weather events, including wildfires, flooding, water stress and extreme heat, could disrupt our operations, damage our facilities, disrupt our supply chain, including our customers or suppliers, impact the availability and cost of materials needed for manufacturing or increase insurance and other operating costs. As a result, severe weather or a natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our operating results, cash flows or financial condition.

Our goals, targets and ambitions related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks

We have developed, and will continue to develop and set, goals, targets, ambitions and other objectives related to sustainability matters, including our net-zero emission targets both for ourselves and our supply chain. Some of these are based on our internal scenario analysis, which may not prove to be accurate and carries inherent uncertainties. Statements related to these goals, targets, ambitions and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Additionally, greenhouse gas emissions, particular emissions that come from individuals and entities up and down the value chain (otherwise known as Scope 3 emissions), are very difficult to estimate and our estimates may be materially different than actual emissions. The manner in which we estimate and disclose Scope 3 emissions may differ from other companies, and currently, we do not include downstream Scope 3 emissions in our targets and ambitions. If future governmental regulations require us to modify the basis of our Scope 3 emissions disclosure, our historically disclosed Scope 3 emissions may change materially. Our ability to achieve any stated goal, target, ambition or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. For example, we have announced that we are collaborating with Polestar to develop a climate neutral car. Such an endeavor requires the innovation and collaboration with a number of partners and is subject to certain inherent risks, including the timetable in which it is achieved. We may also have to purchase carbon offsets in order to meet our targets and objectives, which may not be available or may no longer be considered acceptable to use to meet such targets.

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

RISKS RELATED TO INTERNATIONAL OPERATIONS

Our business is exposed to risks inherent in international operations

We currently conduct operations in various countries and jurisdictions, including locating certain of our manufacturing and distribution facilities internationally, which subjects us to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Some of these countries are considered growth markets and emerging markets. International sales and operations, especially in growth markets, subject us to certain risks inherent in doing business abroad, including: exposure to local economic conditions; unexpected changes in laws, regulations, trade, or monetary or fiscal policy, including interest rates, foreign currency exchange rates, and changes in inflation rates; foreign tax consequences; inability to collect, or delays in collecting, value-added taxes and/or other receivables associated with remittances and other payments by subsidiaries; exposure to local political turmoil and challenging labor conditions; changes in general economic and political conditions in countries where we operate, particularly in emerging markets; expropriation and nationalization; enforcing legal agreements or collecting receivables through foreign legal systems; wage inflation; currency controls, including lack of liquidity in foreign currency due to governmental restrictions, trade protection policies and currency controls, which may create difficulty in repatriating profits or making other remittances; compliance with the requirements of an increasing body of applicable anti-bribery laws; reduced intellectual property protection in various markets; investment restrictions or requirements; and the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws. The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. The Organization for Economic Co-operation and Development (“OECD”) continues its base erosion and profit shifting (“BEPS”) project begun in 2015 with new proposals for a global minimum tax, further development of a coordinated set of rules for taxation and the allocation of taxing rights between jurisdictions. These proposals, if adopted by countries in which we operate, could result in changes to tax policies, including transfer pricing policies, that could ultimately impact our tax liabilities. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax at a rate of 15% on companies with revenues of at least $790 million, which would go into effect in 2024. Similarly, the United States passed the Inflation Reduction Act of 2022, which also imposes, among other things, a 15% corporate minimum tax for taxable years beginning after December 31, 2022, on certain U.S. based companies that have average revenues over a three-year period of at least $1 billion. Other countries including the United Kingdom, Switzerland, Canada, Australia and South Korea are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The timing or impact of these proposals and recommendations is unclear at this point.

Changes in tax laws or policies by the U.S. or foreign jurisdictions could result in a higher effective tax rate on our worldwide earnings, and any such change could have a material adverse effect on our business prospects, cash flows, operating results and financial condition. Our international operations also depend upon favorable trade relations between the countries where we manufacture and sell products and those foreign countries in which our customers and suppliers have operations. Changes in national policy, other governmental action related to tariffs or international trade agreements, changes in social, political regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where the Company currently manufactures and sells products, and any resulting negative sentiments towards the Company as a result of such changes could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our cash flows, operating results and financial condition. Increasing our manufacturing footprint in the growth markets and our business relationships with automotive manufacturers in these markets are particularly important elements of our strategy. As a result, our exposure to the risks described above may be greater in the future, and our exposure to risks associated with developing countries, such as the risk of political upheaval and reliability of local infrastructure, may increase.

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

Our business in Asia is subject to aggressive competition and is sensitive to economic, market, and political conditions

We operate in the automotive supply market throughout Asia including the highly competitive markets in China, South Korea, and India. In each of these markets we face competition from both international and smaller domestic manufacturers. Due to the significance of the Asian markets for our profit and growth, we are exposed to risks in China, South Korea, and India. We anticipate that additional competitors, both international and domestic, may seek to enter the Chinese, South Korean, and/or Indian markets resulting in increased competition. Increased competition may result in lower sales volumes, price reductions, reduced margins and our inability to gain or hold market share. There have been periods of increased market volatility and moderation in the levels of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Our business in Asia is sensitive to economic and market conditions that drive automotive sales volumes in China, South Korea, and India and may be impacted if there are reductions in vehicle demand in those markets. Additionally, the COVID-19 pandemic has created significant volatility throughout Asia, particularly in China, which has led to significant reduced economic activity and employment and has disrupted, and may continue to disrupt, the global automotive industry and customer sales, production volumes, and purchases of light vehicles by end-consumers. Although the Chinese government began rolling back its “Zero-Covid” policies and re-opening its economy in late 2022, if COVID-19 continues to spread or re-emerges in China, or other major markets in Asia, it may cause disruptions in the manufacturing, delivery, and overall supply chains of automobile manufacturers and suppliers. There are also trade and political tensions between China and other countries in the western world. If we are unable to maintain our position in the Asian markets, the pace of growth slows, or vehicle sales in these markets decrease, our business prospects, operating results and financial condition could be materially adversely affected.

Our business in Europe is sensitive to economic and market conditions

We operate in the automotive supply market throughout Europe and are increasingly subject to the risks arising from adverse changes in the European economy. A significant deterioration in economic conditions, increased volatility, further declines in the European credit, equity, and foreign currency markets or geopolitical disruptions, including the war in Ukraine, could have negative impacts on our business operations in Europe and may lead to delays in or cancellations of customer orders. We also face competition from both international and smaller domestic manufacturers who may seek to enter the European markets resulting in increased competition. Increased competition may result in lower sales volumes, price reductions, reduced margins, and our inability to gain or hold market share.

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

RISKS RELATED TO ACQUISITIONS

We face risks in connection with acquisitions, joint ventures, partnerships, and other strategic transactions

Our growth has been enhanced through strategic transactions, including acquisitions of businesses, products and technologies, partnerships, strategic alliances, and joint development agreements that we believe will complement our business. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions, and, where appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition and joint venture candidates or complete transactions on acceptable terms, integrate acquired operations into our existing operations or expand into new markets. Our failure to identify suitable strategic transactions may restrict our ability to grow our business. These strategic transactions also involve numerous additional risks to us and our investors, including: risks related to retaining acquired management and employees; difficulties in integrating acquired technologies, products, operations, services and personnel with our existing businesses; diversion of our management’s attention from other business concerns; assumption of contingent liabilities; potential adverse financial impacts, including from the amortization of expenses related to intangible assets and from potential impairment of goodwill; incurrence of indebtedness; and potential damage to existing customer relationships or lack of customer acceptance or inability to attract new customers as a result of these transactions. In the future, we may pursue acquisitions of businesses or products that are complementary to our business but for which we have historically had little or no direct experience. These transactions can involve significant challenges and risks as well as significant time and resources that may divert management’s attention from other business activities. If we fail to adequately manage these risks, the acquisitions and other strategic transactions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect our financial condition.

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. At present, we hold more than 6,600 patents and patent applications covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. In addition to our in-house research and development efforts, we seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing and joint venture arrangements. Our patents and licenses expire on various dates during the period from 2023 to 2042. We do not expect the expiration of any single patent or license to have a material adverse effect on our business, operating results and financial condition. Developments or assertions by or against us relating to intellectual property rights could negatively impact our business. We primarily protect our innovations with patents and vigorously protect and defend our patents, trademarks and know-how against infringement and unauthorized use. If we are not able to protect our intellectual property and our proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. We also generate license revenue from these patents, which we may lose if we do not adequately protect our intellectual property and proprietary rights. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate, and our competitors may independently develop technologies that are similar or superior to our proprietary technologies, duplicate our technologies, or design around the patents we own or license. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S. and we may encounter significant problems in protecting and defending our intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

We may not be able to protect our proprietary technology and intellectual property rights, which could result in the loss of our rights or increased costs.

Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Additionally, we license from third parties proprietary technology covered by patents, and we cannot be certain that any such patents will not be challenged, invalidated, or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology. Further, we expect to continue to expand our products and services and expand into new businesses, including through developing new products, acquisitions, joint ventures and joint development agreements, which could increase our exposure to patent and other intellectual property claims from competitors and other parties. If claims alleging patent, copyright or trademark infringement are brought against us and are successfully prosecuted against us, they could result in substantial costs. If a successful claim is made against us and we fail to develop non-infringing technology, our business, operating results and financial condition could be materially adversely affected. In addition, certain of our products utilize components that are developed by third parties and licensed to us. If claims alleging patent, copyright or trademark infringement are brought against such licensors and successfully prosecuted, they could result in substantial costs, and we may not be able to replace the functions provided by these licensors. Alternate sources for the technology currently licensed to us may not be available in a timely manner, may not provide the same functions as currently provided or may be more expensive than products currently used. We may develop proprietary information through our in-house research and development efforts, consulting arrangements or research collaborations with other entities or organizations. We may seek to protect this proprietary information by entering into confidentiality agreements or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, scientific advisors and other third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information.

We may not be able to respond quickly enough to changes in technology and technological risks and to develop our intellectual property into commercially viable products

Changes in legislative, regulatory, or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive to our customers. We currently license certain proprietary technology to third parties and, if such technology becomes obsolete or less attractive, those licensees could terminate our license agreements, which could adversely affect our results of operations. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. We cannot provide assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. As part of our business strategy, we may from time to time seek to acquire businesses or assets that provide us with additional intellectual property. We may experience problems integrating acquired technologies into our existing technologies and products, and such acquired intellectual property may be subject to known or contingent liabilities such as infringement claims.

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

RISKS RELATED TO GOVERNMENT REGULATIONS AND TAXES

Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety, and other governmental regulations

We are subject to various federal, state, local and foreign laws and regulations, including those related to the requirements of environmental, occupational health and safety, financial, and other matters. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our business prospects, operating results, cash flows or financial condition. Our operations are subject to environmental and safety laws and regulations governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The operation of automotive parts manufacturing facilities entails risks in these areas, and we cannot assure that we will not incur material costs or liabilities as a result. Additionally, environmental laws, regulations, and permits and the enforcement thereof change frequently and have tended to become increasingly stringent over time, which may necessitate substantial capital expenditures or operating costs or may require changes of production processes. Although we have no known pending material environmental issues, there is no assurance that we will not be adversely impacted by any environmental costs, liabilities, or claims in the future either under present laws and regulations or those that may be adopted or imposed in the future. Our costs, liabilities, and obligations relating to environmental matters may have a material adverse effect on our business, operating results, cash flows, or financial condition. Our facilities in the U.S. are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), which regulates the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities and local residents. We are also subject to occupational safety regulations in other countries. Our failure to comply with government occupational safety regulations, including OSHA requirements, or general industry standards relating to employee health and safety, keep adequate records or monitor occupational exposure to regulated substances could expose us to liability, enforcement, and fines and penalties, and could have a material adverse effect on our business, operating results, cash flows, or financial condition. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or injury to one of our employees could occur in one of our facilities. Any accident or injury to our employees could result in litigation, manufacturing delays and harm to our reputation, which could negatively affect our business, operating results, and financial condition.

Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market

Government vehicle safety regulations are a key driver in our business. Historically, these regulations have imposed ever more stringent safety regulations for vehicles. Safety regulations have a positive impact on driver awareness and acceptance of automotive safety products and technology. These more stringent safety regulations often require vehicles to have more safety content per vehicle and more advanced safety products, which has thus been a driver of growth in our business. However, these regulations are subject to change based on a number of factors that are not within our control, including new scientific or medical data, adverse publicity regarding the industry recalls and safety risks of airbags or seatbelts (for instance, to children and small adults), domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products. Changes in government regulations in response to these and other considerations could have a severe impact on our business. Although we believe that over time safety will continue to be a regulatory priority, if government priorities shift and we are unable to adapt to changing regulations, our business may suffer material adverse effects. The regulatory obligation of complying with safety regulations could increase as federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in our industry. We are subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966 (the “Vehicle Safety Act”), including a duty to report, subject to strict timing requirements, safety defects with our products. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting actions. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation (TREAD) Act, which requires equipment manufacturers, such as Autoliv, to comply with “Early Warning” requirements by reporting certain information to the National Highway Traffic Safety Administration (“NHTSA”) such as: information related to defects or reports of injury related to our products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations. Due to the record recall of airbag inflators of one of our competitors, NHTSA has become more active in requesting information from suppliers and vehicle manufactures regarding potential product defects and we expect that to continue or increase under the current U.S. presidential administration.

Negative or unexpected tax developments could adversely affect our effective tax rate, operating results and financial condition

Changes in, or changes in the application of, U.S. or foreign tax laws, regulations or accounting principles with respect to matters such as tax base, tax rates, transfer pricing, dividends and restrictions on certain forms of tax relief or limitations on favorable tax treatment could affect the calculation of our income taxes and other tax liabilities, our effective tax rate, and the carrying value of our deferred tax assets. Our annual tax rate is based on our income and the tax laws in the jurisdictions in which we operate. Because of our global operations we face uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Significant judgment and estimation is required in determining our effective tax rate and in evaluating our tax positions, in many cases where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, the final determination of our tax liability may be different from what is reflected in our historical income tax provisions and accruals. We are regularly examined by tax authorities around the world and in a number of jurisdictions, we are currently under examination, which inherently creates uncertainty. Although we periodically assess the likelihood of adverse outcomes, negative or unexpected results from one or more of such reviews and audits, including any related interest or penalties imposed by governmental authorities, could increase our effective tax rate and adversely impact our operating results, cash flows or financial condition. The effective tax rates used for interim reporting are based on our projected full-year geographic earnings mix and take into account projected tax costs on intercompany dividends from lower tier subsidiaries. Changes in currency exchange rates, earnings mix among taxing jurisdictions, or the ability of our subsidiaries to pay dividends could impact our reported effective tax rates, or cause fluctuations in the tax rate from quarter to quarter. Certain anti-trust judgements or settlements may not be tax deductible, which could have a material negative impact to our annual tax rate. A number of other factors may also increase our effective tax rate, which could have an adverse impact on our profitability and operating results. Due to our numerous foreign operations, our tax rate may be impacted by our global mix of earnings if our pre-tax income is lower than anticipated in countries with lower statutory tax rates and/or is higher than anticipated in countries with higher statutory tax rates. Based on U.S. regulatory rules, we do not record current or deferred tax liabilities on permanent investments in our foreign subsidiaries. See Note 5, Income Taxes, to the Consolidated Financial Statements in this Annual Report.

We may not be able to fully realize our deferred tax assets

We currently carry deferred tax assets, net of valuation allowances, resulting from deductible temporary differences and tax loss carry-forwards, both of which will reduce taxable income in the future. However, deferred tax assets may only be realized against taxable income. The amount of our deferred tax assets could be reduced, from time to time, due to adverse changes in our operations or in estimates of future taxable income from operations during the carry-forward period as a result of a deterioration in market conditions or other circumstances. Any such reduction would adversely affect our income in the period of the adjustment. Additional information on our deferred tax assets is included in Note 5, Income Taxes, to the Consolidated Financial Statements in this Annual Report.

RISKS RELATED TO THE SEPARATION OF VEONEER

We could incur significant liability if the separation is determined to be a taxable transaction

We have received an opinion of outside counsel to the effect that, for U.S. federal income tax purposes, the separation should qualify, for both Autoliv and its stockholders, as a reorganization within the meaning of Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended. The opinion is based on and relies on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Autoliv and Veoneer, Inc. ("Veoneer") including those relating to the past and future conduct of Autoliv and Veoneer. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, reliance on the opinion may be affected. An opinion of outside counsel represents their legal judgment but is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinion or that a court would not sustain such a challenge.

Potential indemnification obligations to Veoneer or a refusal of Veoneer to indemnify us pursuant to the agreements executed in connection with the internal reorganization and spin-off could materially adversely affect us

The transaction agreements we entered into with Veoneer in connection with the internal reorganization and the spin-off provide for cross-indemnities that require Autoliv and Veoneer to bear financial responsibility for each company’s business prior to the internal reorganization or spin-off, as applicable, and to indemnify the other party in connection with a breach of such party of the transaction agreements; provided, however, certain warranty, recall and product liabilities for electronics products manufactured prior to the completion of the internal reorganization have been retained by us and we will indemnify Veoneer for any losses associated with such warranty, recall or product liabilities pursuant to the distribution agreement entered into as part of the spin-off. Any indemnities that we are required to provide to Veoneer may be significant and could negatively affect our business. In addition, there can be no assurance that the indemnities from Veoneer will be sufficient to protect us against the full amount of any potential liabilities. Even if we do succeed in recovering from Veoneer any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Additionally, Veoneer was acquired by SSW Partners on April 1, 2022 which may impact our ability to recover any amounts from Veoneer pursuant to the transaction agreements. Each of these risks could have a material adverse effect on our business, operating results and financial condition.

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

AUTOLIV MANUFACTURING FACILITIES

Country/Company	Location of Facility	Items produced at Facility	Owned/Leased
Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, steering wheels and seatbelt webbing	Owned

Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned
VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Baoding) Vehicle Safety Systems Co., Ltd	Baoding	Airbags	Leased
Autoliv (Changchun) Vehicle Safety Systems Co., Ltd.	Changchun	Airbags and seatbelts	Owned
Autoliv (China) Steering Wheel Co., Ltd.	Fengxian/Shanghai	Steering wheels	Owned
Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned
Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Seatbelts	Owned
Autoliv Shenda (Nanjing) Automotive Components Co., Ltd.	Nanjing	Seatbelt webbing	Owned
Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Airbags	Owned
Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Seatbelt webbing	Owned
Autoliv (Jiangsu) Automotive Safety Components Co., Ltd.	Jintan	Propellant, Airbag initiators and Airbag inflators	Owned
Autoliv (China) Automotive Safety Systems Co., Ltd.	Nantong	Airbag cushions	Owned
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Estonia
AS Norma	Tallinn	Seatbelts and belt components	Owned

France
Autoliv France SNC	Gournay-en-Bray	Airbags	Owned
Autoliv Isodelta SAS	Chiré-en-Montreuil	Steering wheels and covers	Owned
Livbag SAS	Pont-de-Buis	Airbag inflators	Owned
N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Airbag initiators and seatbelt micro gas generators	Owned

Germany
Autoliv B.V. & Co. KG	Elmshorn	Seatbelts	Owned

Hungary
Autoliv Kft.	Sopronkövesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts, airbags	Owned
	Mysore	Seatbelt webbing and Airbag Cushions	Owned
	Badli	Airbags and steering wheels	Leased

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts and steering wheels	Owned

Japan
Autoliv Japan Ltd.	Atsugi	Steering wheels	Leased
	Hiroshima	Airbags and steering wheels	Owned
	Taketoyo	Airbag inflators	Leased
	Tsukuba	Airbags and seatbelts	Owned

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Steering wheels	Owned
Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts	Owned
Autoliv Safety Technology de Mexico S.A. de C.V.	Tijuana	Seatbelts	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Airbag cushions	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Airbags	Leased
Autoliv Mexico S.A. de C.V.	Aguascalientes	Steering wheels	Owned

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags	Owned

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts, seatbelt webbing, seatbelt components, airbag inflators, steering wheels	Owned
	Lugoj	Airbag cushions	Owned
	Resita	Airbag cushions	Owned
	Sfantu Georghe	Steering wheels	Owned
	Onesti	Steering wheels	Leased
	Rovinari	Seatbelts	Owned

Russia
OOO Autoliv	Togliatti	Airbags, seatbelts and steering wheels	Leased

South Africa
Autoliv Southern Africa (Pty) Ltd.	Krügersdorp	Seatbelts and airbags	Owned

South Korea
Autoliv Corporation	Hwasung	Airbags	Owned

Spain
Autoliv BKI S.A.U.	Valencia	Airbags	Owned

Sweden
Autoliv Sverige AB	Vårgårda	Airbag inflators	Owned

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts, Airbags and Steering wheels	Owned
	Chonburi	Seatbelt components	Leased

Tunisia
STE ASW3 Nadour	El Fahs	Steering wheels	Owned & Leased
STE ASW3 Nadour	Nadhour	Steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelts	Owned
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S. Gebze-Subesi	Gebze-Kocaeli	Airbags, Steering wheels and Seatbelt components	Leased

United Kingdom
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City	Airbag inflators	Owned
	Ogden	Airbags	Owned
	Ogden	Airbags and service parts	Leased
	Promontory	Propellant	Owned
	Tremonton	Airbag initiators and seatbelt micro gas generators	Owned

AUTOLIV TECHNICAL CENTERS AND CRASH TEST TRACKS

Country/Company	Location	Product(s) supported
China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd.	Shanghai	Inflators and pyrotechnics customer applications, airbags, steering wheels and seatbelts customer applications and platform development with full-scale test laboratory

France
Autoliv France SNC	Gournay-en-Bray	Airbags and seatbelts customer applications and platform development with full-scale test laboratory
Livbag SAS	Pont-de-Buis	Inflator and pyrotechnic development
Autoliv Isodelta SAS	Chiré-de-Montreuil	Steering wheels development and customer applications

Germany
Autoliv B.V. & Co. KG	Dachau	Customer applications and platform development, airbags with full-scale test laboratory
	Elmshorn	Seatbelts with full-scale test laboratory

India
Autoliv India Private Ltd.	Bangalore	Airbags and seatbelts with sled testing

Japan
Autoliv Japan Ltd.	Tsukuba	Airbags and seatbelts customer applications and platform development with sled test laboratory

Poland
Autoliv Poland Sp. zo.o.	Jelcz	Airbags applications and platform development

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts with sled test laboratory

South Korea
Autoliv Corporation	Seoul	Airbags and seatbelts customer applications and platform development with sled test laboratory

Sweden
Autoliv Development AB	Vårgårda	Research center
Autoliv Sverige AB	Vårgårda	Airbags customer applications, inflator and special safety products development with full-scale test laboratory

USA
Autoliv ASP, Inc.	Auburn Hills	Airbags, steering wheels, and seatbelts customer applications and platform development with sled test laboratory
	Ogden	Airbags, inflators and pyrotechnics customer applications and platform development

Item 3. Legal Proceedings

In the ordinary course of its business, the Company is subject to legal proceedings brought by or against the Company and its subsidiaries.

See Note 17, Contingent Liabilities, to the Consolidated Financial Statements in this Annual Report for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part I, Item 3 – “Legal Proceedings” by reference.

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

Stock Performance Graph

The graph and table below show the cumulative total shareholder return for our common stock since December 31, 2017. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones US Auto Parts Index. The Dow Jones US Auto Parts Index is our newly chosen and replaces the OMX Auto Index we used in prior reports. We believe the Dow Jones US Auto Parts Index is a better representation of our peer companies than the OMX Auto Index which is composed of a smaller number of public Swedish companies.

The comparison assumes $100 was invested at the closing price of our common stock on the NYSE on December 31, 2017. Each of the returns shown assumes that all dividends paid were reinvested.

	12-31-2017	12-31-2018	12-31-2019	12-31-2020	12-31-2021	12-31-2022
Autoliv, Inc.	$100	$78.45	$97.57	$107.32	$122.89	$94.13
SP500TR	100	95.62	125.72	148.85	191.58	156.88
Dow Jones US Auto Parts Index	100	68.30	85.56	99.27	118.94	86.35

The following graph and table below show the cumulative total shareholder return for our Swedish Depository Receipts ("SDRs") since December 31, 2017. The graph compares our performance to that of the Nasdaq OMX All Share Index ("OMX Index") and the OMX Auto Component Index ("OMX Auto Index"). The comparison assumes 100 Swedish Kronor was invested at the closing price of our SDRs on the OMX on December 31, 2017. Each of the returns shown assumes that all dividends paid were reinvested. This graph and table will be discontinued in the future.

(SEK)	12-31-2017	12-31-2018	12-31-2019	12-31-2020	12-31-2021	12-31-2022
Autoliv SDRs	100	85.92	111.65	108.86	136.43	119.53
OMX Index	100	95.84	128.98	147.75	206.01	159.87
OMX Auto Index	100	77.52	83.18	89.35	134.26	82.92

Number of shares

As of December 31, 2022, the number of shares outstanding, net of treasury shares, was 86.2 million, compared to 87.5 million as of December 31, 2021.

During 2022, the weighted average number of shares outstanding (excluding dilution and treasury shares) decreased to 87.1 million from 87.5 million in 2021. Assuming dilution, the weighted average number of shares outstanding for the full year 2022 decreased to 87.2 million from 87.7 million in 2021.

Stock options (if exercised) and granted Restricted Stock Units (RSUs) and Performance Shares (PSs) could increase the number of shares outstanding as of December 31, 2022 by 0.3 million shares in the aggregate. Combined, this would add 0.4% to the number of shares outstanding as of December 31, 2022. In November 2021, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million shares (whichever comes first) between January 2022 and the end of 2024. On December 15, 2022, the Board of Directors approved the retirement of 10.0 million treasury shares. On December 31, 2022, the Company had 5.0 million treasury shares.

Shareholders

Of the shares held by institutional investors, Autoliv estimates that around 47% were held by Sweden-based shareholders, around 31% by US-based shareholders and around 9% by UK-based shareholders. Most of the remaining Autoliv shares were held in Switzerland, Norway, Germany and France.

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

Stock repurchase program

The following table provides information with respect to common stock repurchases by the Company during the three months period ended December 31, 2022.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1-31, 2022	249,090	$80.31	1,039,981	15,960,019
November 1-30, 2022	400,591	$87.38	1,440,572	15,559,428
December 1-31, 2022	—	$—	1,440,572	15,559,428

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

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Trends

The discussions and analysis in this section are focused on the Company’s results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. Discussions of the Company's results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 2021, which was filed with the United States Securities and Exchange Commission on February 22, 2022.

Autoliv, Inc. (the “Company”) provides automotive safety systems to the automotive industry with a broad range of product offerings, primarily passive safety systems. In the year ended December 31, 2022, a number of factors influenced the Company’s results of operations, including:

•
Industry supply chain disruptions and the global semiconductor shortage limited the light vehicle production (LVP) recovery and caused high customer call-off volatility
•
Raw material price increases and corresponding inflation compensation negotiations with customers
•
COVID-19 pandemic
•
Continued growth above LVP driven by price, higher content per vehicle, and execution of strong order book
•
Order intake adding to an already strong customer base
•
Strategic and structural initiatives
•
Continued focus on operational excellence and quality

	2022			2021
YEARS ENDED DEC. 31 (DOLLARS IN MILLIONS, EXCEPT EPS)	Reported1)	change		Reported1)	change
Global light vehicle production (in thousands)	79,289	6.9%		74,136	3.6%
Consolidated net sales	$8,842	7.4%		$8,230	11%
Operating income	659	(2.3)%		675	77%
Operating margin, %	7.5	(0.7)	pp	8.2	3.1	pp
Net income attributable to controlling interest	423	(2.8)%		435	133%
Earnings per share2)	4.85	(2.2)%		4.96	132%
Net cash provided by operating activities	713	(5.4)%		754	(11)%
Return on capital employed, %	17.5	(0.7)	pp	18.3	7.9	pp

1) Reported figures impacted by costs for capacity alignments and antitrust related matters. See section Items affecting comparability and Note 11 to the Consolidated Financial Statements included herein.

2) Assuming dilution and net of treasury shares.

Supply Chain

LVP in 2022 was limited by the global semiconductor shortage and other industry supply chain disruptions. 2022 saw global LVP growth year-over-year by around 6.9% (according to S&P Global January 2023). Supply chain disruptions led to low customer demand visibility and material changes to customer call-offs with short notice which negatively impacted our production efficiency and profitability in 2022. Rising raw material costs amounted to around 4.5pp in operating margin headwind in 2022, which to a large extent was offset by commercial customer recoveries.

The Company expects the current industry-wide supply chain disruptions to be a limiting factor for the global LVP in the first half year of 2023, while the Company expects that demand and supply will be in better balance in the second half of 2023.

COVID-19

Direct COVID-19 related costs, such as personal protective equipment, quarantine costs and similar items, were around $15 million in 2022. Governmental support in connection with furloughing, short-term work weeks, and other similar activities were around $8 million in 2022.

Inflation

The Company expects the raw material price changes in 2023 will to a large extent be reflected in price changes in the Company's products, albeit with delays of several months. The Company also expects significant cost pressure from broad based inflation relating to labor, logistics, utilities and other items. The Company continues to execute on productivity and cost reduction activities to offset this inflation, and the Company has also initiated challenging discussions with its customers on non-raw material cost inflation. The Company believes price adjustments will gradually offset the non-raw material cost inflation as the market digests these new realities, with limited positive effects in the first quarter and gradual improvement as the year progresses.

The war in Ukraine

The direct impact of the war in Ukraine on our business has been relatively limited. In 2021, sales in Russia were less than 1.0% of the Company's total sales, declining to less than 0.1% in 2022. Autoliv has one facility with fewer than 20 employees in Russia, down from close to 200 employees before the start of the war. Our operations in Russia are currently suspended. Autoliv net assets in Russia consists of USD cash items, which amount to around $8 million. Autoliv has no operations in Ukraine.

GROWTH IMPACTED BY LIGHT VEHICLE PRODUCTION, SAFETY CONTENT PER VEHICLE, AND STRONG ORDER BOOK

The most important driver for Autoliv’s sales is the LVP. During the past ten years, LVP has shown year-over-year growth with the exception of the years 2018-2020. Despite strong end-consumer demand for new vehicles, global LVP only grew by 6.9% in 2022 - much below the 8.9% expected by S&P Global in the beginning of the year. For Europe, the LVP growth of 18% that was expected in the beginning of the year became a decline of 1%. This was mainly a result of distressed global automotive supply chains and limited semiconductor availability impacted by the COVID-19 pandemic.

During 2022, the Company experienced a limited improvement in global LVP in the second half of the year, compared to a relatively weaker first half of the year, indicating a somewhat improved availability of semiconductors and stability of global automotive supply chains in the second half of the year.

Light Vehicle Production1)
		2022		2021		Change 2022 vs 2021
		(000´) units	% global	(000´) units	% global	(000´) units	%
Americas		15,879	20%	14,518	20%	1,361	9%
	North America	13,078	16%	11,933	16%	1,145	10%
	South America	2,801	4%	2,585	3%	216	8%
Europe		15,561	20%	15,765	21%	(204)	(1)%
Asia		45,638	58%	41,840	56%	3,798	9%
	China	25,229	32%	23,290	31%	1,939	8%
	Japan	7,290	9%	7,307	10%	(17)	(0)%
	South Korea	3,695	5%	3,407	5%	288	8%
	India	5,078	6%	4,139	6%	939	23%
	Other Asia	4,345	5%	3,698	5%	647	17%
Other		2,210	2%	2,013	3%	197	10%
Global Total		79,289		74,136		5,153	7%
1) Source: S&P Global

Chinese LVP, the world’s largest automotive market, increased by 2.0 million units or by 8% from 2021 to 2022. In Europe, an important market for automotive safety systems, LVP decreased by 1% or by approximately 0.2 million light vehicles during the same period. In North America, LVP increased by 1.1 million units, or by 10% compared to 2021.

During 2022, Europe’s share of global LVP has declined to 20% from 21% while Americas' share was unchanged at 20% and China’s share increased to 32%. Japan’s share declined to 9% from 10% while India's share remained at 6%.

Despite macro-economic uncertainties in parts of the world, we expect light vehicle markets to grow both in the short and long term, driven by pent-up end user demand and a rebuilding of new vehicle inventories. The growth is expected to take place in all regions.

Due to more stringent crash test rating requirements, by institutes such as Euro NCAP, increased government regulations and increasing consumer demand for more safety in emerging markets, the Company sees vehicle manufacturers installing more airbags and more advanced seatbelt systems in vehicles. This generally takes place when new models are introduced. The safety standards of vehicles are increasing in China, India, and other growth markets such as Brazil, partially due to new government regulations and crash test rating programs. For example, the Indian government has decided on a new traffic regulation that mandates more rigid crash test standards for light vehicles. This is supporting higher installation rates of airbags and more advanced seatbelts, impacting CPV positively. Commercial customer recoveries compensating for increased raw material costs also added to CPV in 2022, partly offset by negative effects from continued productivity related pricing pressure from vehicle manufacturers. The trend of increasing CPV was negatively impacted in 2022 by the unfavorable regional LVP mix development, as more than 75% of global LVP growth came from lower safety content regions such as China, India, Other Asia, and South America. This negative regional mix effect was more than offset by the overall increase in global CPV of more than 6% and the execution of the Company's strong order book, which supported an organic growth (see section Non-U.S. GAAP Performance Measures) of 6.6 percentage points above growth in global LVP. The average global safety CPV (airbags, pedestrian safety, seatbelts, and steering wheels) amounted to around $255 in 2022.

The more stringent crash rating requirements and consumer demand for more safety should enable the global automotive safety market to grow around 2-3 percentage points per year faster than the global LVP during the next two years. This excludes the impact from cost inflation related price increases.

The past years’ high order intake share has resulted in the Company's sales development outperforming the underlying LVP significantly in the past three years. In 2022, the Company's organic sales development outpaced global LVP by around 6.6 percentage points, due to increased safety content per vehicle and as an effect of recent years high order intake share.

The Company estimates that the sales to Electric Vehicles (not including PHEVs) amounted to more than $1 billion in 2022, decreasing our dependency on ICE vehicles.

WELL BALANCED GLOBAL FOOTPRINT

The Company's regional sales mix continues to be balanced with 27% of sales in Europe, 33% in the Americas and 40% in Asia in 2022, compared to 28%, 31% and 41%, respectively, in 2021. In Asia, the Company's sales in the important Chinese market remained at 21% of total sales in 2022. The Company's sales in India increased to 4% of total sales in 2022 from 3% in 2021.

The balanced regional sales mix has been achieved through timely investments and strengthening of technical and support capabilities in growth markets.

ORDER INTAKE ADDING TO AN ALREADY STRONG CUSTOMER BASE

The Company's order intake in 2022, with high win rates for new EV platforms with both new and traditional OEMs, added to the Company's already strong base, which includes supplying products to more than 1,300 vehicle models and around 100 car brands. The order intake in 2022 supports the Company's estimate that the Company's sales market share is moving towards around 45% in the next few years. The Company estimates that its sales market share was unchanged at around 43% in 2022. The lead time from order intake to start of production is typically 1-3 years. During this period the products are engineered into the vehicle to provide the expected protection for occupants in case of a crash and to meet legal and regulatory requirements, as well as other requirements from the vehicle manufacturer. This investment in new products is the main reason for the high level of RD&E expenses, net. Additionally, the Company has to build up production capacity, in the form of new lines, to meet future product launches.

The Company's order intake share for 2022 continued on a high level. The estimated life-time sales for all orders booked in 2022 is around $10.7 billion, almost unchanged compared to around $10.8 billion in 2021, despite currency headwinds and lower LVP outlook in 2022. The 2022 order intake included high win rates with relatively new automakers and for new EV platforms. New order intake is defined as the sales value of awards for future business, received within that year. The life time value is calculated using detailed assumptions of price and volumes over the years of production and the exchange rates prevailing at the time of receiving the order.

Our sales growth has outperformed the change in global LVP by around 5-7 percentage points every year in the past five years. In 2022, the outperformance was 6.6 percentage points. During 2022, growth was positively affected through recent launches of several new models, including GMC Sierra/Chevrolet Silverado, Toyota Tundra, and Toyota Yaris as well as steering wheels sales to a number of Mercedes models.

STRATEGIC INITIATIVES AND STRUCTURAL IMPROVEMENTS

2022 light vehicle market was hampered by an industry wide shortage of semi-conductors, a distressed global automotive supply chain and a raw material inflation which resulted in significant increases in cost for purchased material. In response, Autoliv management continued to implement strict cost control measures, including footprint and capacity alignments in Europe, Japan, South Korea as well as moving overhead functions to Best Cost Countries.

Additionally, the Company has introduced several initiatives in previous years, such as the Structural Efficiency Program 1 and 2. The first program was fully implemented in 2020 and the second program was fully implemented by 2022.

The provision, net of reversals, for restructuring activities in 2022 amounted to $13 million compared to $8 million in 2021. As of December 31, 2022, the Company had $31 million reserved in its balance sheet related to restructuring compared to $88 million last year. For more information, see Note 11, Restructuring, to the Consolidated Financial Statements included herein.

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

IMPROVED EFFICIENCIES THROUGH OPERATIONAL EXCELLENCE

Pricing pressure is an inherent part of the automotive supplier business. Price reductions are generally higher on newer products with strong volume growth compared to older products, where both the possibilities to re-design the product to reduce costs and market growth are less. Price reductions can also depend on the business cycle and raw material price development. For the five-year period 2017-2021, the Company estimates the average reduction of product prices on existing programs to have been in the range of around 2-4% annually. In 2022, the pricing environment changed to some extent due to high raw material price and cost increases, which led to renegotiations with customers regarding commercial terms. These discussions resulted in a net positive price development, gradually implemented throughout the year.

A key strategy for Autoliv to be and to remain cost competitive is to reduce labor costs, through continuously implementing productivity improvement programs, optimizing the Company's production footprint, and instituting restructuring and capacity alignment activities as well as other actions to address the Company's cost structure.

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
•
Strategic Initiatives, including Automation, Digitalization, Supply Chain Management Effectiveness and RD&E Effectiveness.

The Company's historic experience is that the continuous improvement strategies have enabled productivity improvement at or above its target of 5%. However, this was not the case in the past three years due to the COVID-19 pandemic related decline in LVP in 2020 and the high volatility in customer call-offs in 2021 and 2022 driven by the industry wide supply chain instability, especially for semiconductors.

The Company foresees opportunities for further productivity on gains from LVP recovery and increased call-off stability when supply of semiconductors eventually improves, but also from increasing use of automation in its assembly for lean manufacturing processes. Additionally, automated cells typically perform the manufacturing process with reduced variability. This results in greater control and consistency of product quality.

FOCUS ON QUALITY

The number of vehicle recalls in the automotive industry continues on a relatively high level. The Company expects overall recall numbers to remain high for years to come and, although the Company strives for the highest quality in its processes, it cannot be ruled out that the Company may also be adversely impacted by a future recall.

Quality has been and always will be the Company's number one priority, and the Company continues to sharpen its focus in this area. The Company now holds a global market share in passive safety of around 43%, while the Company has been involved in less than 2% of recalls in the industry in the past ten years. This indicates that the Company is delivering on its quality strategy. For more information see product warranty and recalls in Note 12, Product Related Liabilities, to the Consolidated Financial Statements in this Annual Report.

CHANGES IN COMPETITIVE LANDSCAPE

During the past eight years, Autoliv experienced significant changes in its competitive landscape. In 2015, TRW, a key competitor in passive safety, was acquired by German group ZF Friedrichshafen. In 2016, Key Safety Systems (“KSS”) was acquired by Ningbo Joyson Electronic Corp. Beginning in 2014, Takata, Autoliv's largest competitor at the time, experienced severe issues and recalls related to malfunctioning airbag inflators, leading the company to file for bankruptcy protection in the U.S. and Japan. In 2018, Joyson substantially acquired all of Takata's global assets and operations and combined it with KSS, forming the new company JSS.

CAPITAL STRUCTURE

The Company’s net debt stood at $1,184 million on December 31, 2022. This was an increase of $132 million compared to December 31, 2021. Total interest-bearing debt at December 31, 2022 amounted to $1,766 million, a decrease of $242 million compared to December 31, 2021.

Cash flow from operations was $713 million in 2022 and $754 million in 2021. Capital expenditures, net amounted to $485 million in 2022 and $454 million in 2021. During 2022 and 2021 the Company paid dividends of $224 million and $165 million, respectively.

It is the Company’s policy to maintain a financial leverage commensurate with a “strong investment grade credit rating”. The long-term target is to have a leverage ratio (see section Non-U.S. GAAP Performance Measures) of around 1.0x and to be within the range of 0.5x to 1.5x. At December 31, 2022, the current leverage ratio is 1.4x. The Company monitors its capital structure and the financial markets closely and intends to maintain a high level of financial flexibility while being shareholder friendly.

As part of the adjustment of the capital structure, the Company historically has repurchased shares of its common stock. During 2022, the Company repurchased and retired 1.44 million shares, under the stock repurchase program authorized by the Board of Directors in November 2021. This stock repurchase program authorizes the Company to repurchase up to $1.5 billion or up to 17 million shares (whichever comes first) between January 2022 and the end of 2024. In addition, in 2022, the Company retired 10 million shares of common stock that has been held in treasury. These shares were acquired between 2008 and 2014 under the prior stock repurchase program. After the retirement, the Company continues to hold around 5 million shares of common stock in treasury.

Outlook for 2023

The Company's outlook indications for 2023 are mainly based on our customer call-offs, a full year 2023 global LVP growth of around 3%, that we achieve our targeted cost compensation effects and that customer call-off volatility is reduced.

Financial measure	Full year indication
Organic sales growth	Around 15%
Foreign exchange impact on net sales	Around 1% negative
Adjusted operating margin1)	Around 8.5-9%
Tax rate 2)	Around 32%
Operating cash flow3)	Around $900 million
Capital expenditures, net % of sales	Around 6%

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

Significant Legal Matters

See Item 3. Legal Proceedings and Note 17 Contingent Liabilities to the Consolidated Financial Statements in this Annual Report.

results of operations

Consolidated net sales in 2022 increased by 7.4% compared to 2021. Excluding negative currency translation effects of 6.1%, the organic sales increased (Non-U.S. GAAP measure, see reconciliation table below) by 14.0%.

Sales by Product

				Components of Change in Net Sales
	2022	2021	Reported change	Currency effects1)	Organic
Airbags, Steering Wheels and Other2)	$5,807	$5,380	7.9%	(5.9)%	14.0%
Seatbelt products2)	3,035	2,850	6.5%	(6.4)%	13.0%
Total	$8,842	$8,230	7.4%	(6.1)%	14.0%

1) Effects from currency translations.

2) Including Corporate and Other sales.

The largest contributor to the organic growth within Airbags, Steering Wheels and Other were inflatable curtains and steering wheels, followed by passenger airbags and side airbags.

The main contributors to the organic growth were Europe and Americas, followed by Asia excluding China, and China.

Sales by Region

				Components of Change in Net Sales
	2022	2021	Reported change	Currency effects1)	Organic
Asia	$3,521	$3,407	3.3%	(7.9)%	11%
Whereof: China	1,883	1,766	6.6%	(4.4)%	11%
Japan	686	733	(6.4)%	(16)%	9.2%
Rest of Asia	952	908	4.8%	(8.6)%	13%
Americas	2,967	2,535	17%	0.5%	17%
Europe	2,355	2,289	2.9%	(11)%	13%
Global	$8,842	$8,230	7.4%	(6.1)%	14%
1) Effects from currency translations.

Autoliv’s global sales increased organically (Non-U.S. GAAP measure, see reconciliation table above) by 14.0% compared to 2021, which was 6.6 percentage points better than global LVP (according to S&P Global, January 2023). Sales increased organically in all regions. The 6.6pp outperformance was driven by price increases and new product launches, partly offset by negative geographical mix effects. Autoliv outperformed LVP by around 15pp in Europe, by around 9pp in Japan, by around 7pp in Americas and by around 3pp in China, while we underperformed LVP by around 3pp in rest of Asia.

2022 Organic growth1)	Americas	Europe	China	Japan	Rest of Asia	Global
Autoliv	17%	13%	11%	9.2%	13%	14%
Main growth drivers	GM, Ford, Stellantis	VW, Stellantis, Toyota	Toyota, Geely, BYD	Subaru, Mitsubishi, Nissan	Tata, Suzuki, Hyundai	Stellantis, Toyota, Ford
Main decline drivers	Nissan	Nissan, Mitsubishi, Volvo	Great Wall, Hyundai, Mazda	n/a	Nissan, Mitsubishi	Great Wall, Nissan
1) Non-U.S. GAAP Measure

Condensed Statement of Income

	Years ended December 31
(Dollars in millions, except per share data)	2022	2021	Change
Net Sales	$8,842	$8,230	7.4%
Gross profit	1,396	1,511	(7.6)%
% of sales	15.8%	18.4%	(2.6)pp
S,G&A	(437)	(432)	1.2%
% of sales	(4.9)%	(5.2)%	0.3	pp
R,D&E net	(390)	(391)	(0.1)%
% of sales	(4.4)%	(4.7)%	0.3	pp
Other income (expense), net	93	(3)	n/a
Operating income	659	675	(2.3)%
% of sales	7.5%	8.2%	(0.7)pp
Adjusted operating income3)	598	683	(12)%
% of sales	6.8%	8.3%	(1.5)pp
Financial and non-operating items, net	(56)	(61)	(7.9)%
Income before taxes	603	614	(1.8)%
Tax rate	29.5%	28.9%	0.7	pp
Net income	425	437	(2.7)%
Earnings per share, diluted1, 2)	4.85	4.96	(2.2)%
Adjusted earnings per share, diluted1, 2), 3)	4.40	5.02	(12)%

1) Assuming dilution and net of treasury shares.

2) Participating share awards with right to receive dividend equivalents are (under the two-class method) excluded from the EPS calculation.

3) Non-U.S. GAAP Measure.

Gross Profit

In 2022, Gross profit decreased by $115 million and the gross margin decreased by 2.6 pp compared to 2021. The gross profit decrease was primarily driven by adverse effects from higher costs for raw material and premium freight and adverse currency translation effects, partly offset by price increases.

Operating Income

Operating income decreased in 2022 by $16 million, mainly as a consequence of lower gross profit, partly offset by improved Other income (expense).

Selling, General and Administrative (S,G&A) expenses increased in 2022 by $5 million, or by 1.2%, mainly relating to investments in personnel and IT and improvement projects, partly offset by positive currency translation effects.

Research, Development & Engineering (R,D&E) expenses, net decreased in 2022 by $1 million, or by 0.1%. In relation to sales, R,D&E costs declined from 4.7% to 4.4%.

Other income (expense), net decreased by $96 million in 2022 compared to the previous year, mainly due to around $80 million gain from the sale of a property in Japan and around $20 million from a patent litigation settlement partly offset by around $10 million in capacity alignment provision for the closure of a plant in South Korea.

Financial and Non-operating Items, net

Financial and non-operating items, net, costs increased by $5 million in 2022 compared to previous year, mainly due to lower interest net and improved other non-operating items, net.

Income Taxes

The tax rate for 2022 was 29.5%, compared to 28.9% in 2021, mainly due to unfavorable country mix. In addition, discrete tax items, net, decreased the tax rate this year by 2.5pp. Discrete tax items, net increased the tax rate last year by 0.6pp.

Net Income and Earnings Per Share

Net income in 2022 decreased by $12 million compared to 2021.

Earnings per share, diluted decreased by $0.11 compared to a year earlier, where the main driver was $0.19 from lower operating income, partly mitigated by $0.04 from financial items.

The weighted average number of shares outstanding assuming dilution in 2022 was 87.2 million compared to 87.7 million in 2021.

Non-U.S. GAAP Performance Measures

In this annual report, the Company sometimes refers to non-U.S. GAAP measures that the Company and securities analysts use in measuring Autoliv’s performance.

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

Reconciliation of U.S. GAAP measure to “Trade working capital” (dollars in millions)

DECEMBER 31	2022	2021
Receivables, net	$1,907	$1,699
Inventories, net	969	777
Accounts payable	(1,693)	(1,144)
Trade working capital	$1,183	$1,332

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

Reconciliation of U.S. GAAP measure to “Net debt” (dollars in millions)

DECEMBER 31	2022	2021
Short-term debt	$711	$346
Long-term debt	1,054	1,662
Total debt	1,766	2,008
Cash and cash equivalents	(594)	(969)
Debt issuance cost/Debt-related derivatives, net	12	13
Net debt	$1,184	$1,052

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

Items affecting comparability
	2022			2021
(DOLLARS IN MILLIONS, EXCEPT EPS)	Reported	Adjust- ments1)	Non- U.S. GAAP	Reported	Adjust- ments1)	Non- U.S. GAAP
Operating income	$659	$(61)	$598	$675	$8	$683
Operating margin, %	7.5	(0.7)	6.8	8.2	0.1	8.3
Income before income taxes	603	(61)	542	614	8	622
Net income attributable to controlling interest	423	(39)	384	435	5	440
Capital employed	3,810	(39)	3,771	3,700	5	3,705
Return on capital employed, % 2)	17.5	(1.5)	16.0	18.3	0.2	18.5
Return on total equity, % 3)	16.3	(1.3)	15.0	17.1	0.2	17.3
Earnings per share, diluted 4, 5)	$4.85	$(0.45)	$4.40	$4.96	$0.06	$5.02

1) Represents costs for capacity alignments and antitrust related matters. See table below for a disaggregation of these costs.

2) Operating income and income from equity method investments, relative to average capital employed.

3) Net Income relative to average total equity for the year.

4) Assuming dilution and net of treasury shares.

5) Participating share awards with right to receive dividend equivalents are (under the two-class method) excluded from the EPS calculation.

Items included in Non-U.S. GAAP adjustments
	2022		2021
	Adjustment Millions	Adjustment Per share	Adjustment Millions	Adjustment Per share
Capacity alignment	$(61)	$(0.70)	$8	$0.10
Total adjustments to Operating income	(61)	(0.70)	8	0.10
Tax on Non-U.S. GAAP adjustments1)	22	0.25	(3)	(0.04)
Total adjustments to Net Income	$(39)	$(0.45)	$5	$0.06

Weighted average number of shares outstanding - diluted2)		87.2		87.7
Adjustment Return on capital employed	$(61)		$8
Adjustment Return on capital employed, %	(1.5)		0.2

Adjustment Return on total equity	$(39)		$5
Adjustment Return on total equity, %	(1.3)		0.2

1) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

2) Annualized average number of outstanding shares.

Liquidity, Capital Resources, and Financial Position

	Years ended December 31
(DOLLARS IN MILLIONS)	2022	2021
Net cash provided by operating activities	$713	$754
Net cash used in investing activities	(485)	(454)
Net cash used in financing activities	(531)	(469)
Effect of exchange rate changes on cash and cash equivalents	(73)	(39)
Decrease in cash and cash equivalents	(375)	(209)
Cash and cash equivalents at beginning of year	969	1,178
Cash and cash equivalents at end of year	$594	$969

NET CASH PROVIDED BY OPERATING ACTIVITIES

Cash flow from operations, together with available financial resources and credit facilities, are expected to be sufficient to fund the Company’s anticipated working capital requirements, capital expenditures and future dividend payments.

Net cash provided by operating activities was $713 million in 2022 compared to $754 million in 2021. The decrease of $41 million was mainly due to lower net income excluding the gain on property divestiture, lower depreciation and amortization and adverse effects from changes in deferred income taxes partly offset by positive working capital effects.

At December 31, 2022, trade working capital (see section Non-U.S. GAAP Performance Measures above) amounted to $1,183 million corresponding to 13% of net sales compared to $1,332 million and 16% at December 31, 2021.

Receivables outstanding in relation to sales (see Glossary and Definitions for definition) were 20% at December 31, 2022, compared to 20% at December 31, 2021. Factoring agreements did not have any material impact on receivables outstanding for 2022 or 2021.

Inventory in relation to sales (see Glossary and Definitions for definition) was 10% at December 31, 2022, compared to 9% at December 31, 2021.

Payables outstanding in relation to sales (see Glossary and Definitions for definition) were 18% at December 31, 2022 compared to 14% at December 31, 2021.

NET CASH USED IN INVESTING ACTIVITIES

In 2022 and 2021, net cash used in investing activities amounted to $485 million and $454 million, respectively. The Company's investing activities primarily consist of investments in property, plant and equipment. Net cash generated by operating activities continued to sufficiently cover capital expenditures for property, plant and equipment.

The net increase of $31 million compared to previous year was mainly due to increased investments of $126 million, mainly related to footprint and capacity expansions, partly offset by $95 million in proceeds from the sale of property in Japan. In relation to net sales, capital expenditures, net was unchanged at 5.5%.

Depreciation and amortization totaled $363 million in 2022 compared to $394 million in 2021.

During the years 2022 and 2021, a majority of the Company's investments were for production capacity to support new product launches and automation projects for improved efficiency. Major investments were mainly made in China, Europe, and North America.

NET CASH USED IN FINANCING ACTIVITIES

Net cash used in financing activities amounted to $(531) million and $(469) million for the years 2022 and 2021, respectively.

In 2022, the Company paid dividends of $224 million. In 2021, the Company paid dividends of $165 million after reinstating the dividends in the second quarter of 2021.

INCOME TAXES

The Company has reserves for taxes that may become payable in future periods as a result of tax audits. At any given time, the Company is undergoing tax audits covering multiple years in several tax jurisdictions. Ultimate outcomes are uncertain but could, in future periods, have a significant impact on the Company’s cash flows. See discussions of income taxes under Significant Accounting Policies in this section, Note 2, Summary of Significant Accounting Policies, and Note 5, Income Taxes, to the Consolidated Financial Statements included herein.

PENSION ARRANGEMENTS

The Company has defined benefit pension plans covering nearly half of the U.S. employees. As of December 31, 2021, the main U.S defined benefit plan was frozen for further benefits. Many of the Company’s non-U.S. employees are also covered by pension arrangements.

At December 31, 2022, the Company’s net pension liability (i.e. the actual funded status) for its U.S. and non-U.S. plans was $154 million compared to $197 million at December 31, 2021. The decrease in the total net pension liability in 2022 of $43 million was mainly due to the increase in discount rates, partly offset by lower performance than expected of the plan assets.

The plans had a net unamortized actuarial loss before tax of $44 million recorded in Accumulated Other Comprehensive (Loss) Income in the Consolidated Balance Sheets at December 31, 2022, compared to $68 million at December 31, 2021. The decrease in the actuarial loss was mainly due to settlement and curtailment gains in the non-U.S. plans during 2022. The amortization of the loss is expected to be $1 million in 2023.

Pension expense associated with the defined benefit plans was $11 million in 2022 and $24 million in 2021, and is expected to be $19 million in 2023. The $13 million decrease in 2022 pension expense was mainly due to the benefit freeze of the U.S. plan and settlement and curtailment gains in the non-U.S. plans.

The Company contributed $22 million to its defined benefit plans in 2022 and $25 million in 2021. The Company expects to contribute $9 million to these plans in 2023 and is currently projecting a yearly funding at approximately the same level in the subsequent years.

For further information about retirement plans see Note 18, Retirement Plans, to the Consolidated Financial Statements included herein.

SHAREHOLDER RETURNS

In 2022, the Company paid cash dividends of $224 million. The Company paid $165 million in dividends in 2021, after reinstating the dividend in the second quarter of 2021.

The Company repurchased shares to an amount of $115 million in 2022.

EQUITY

During 2022, total equity decreased by $22 million to $2,626 million as of December 31, 2022. The change was mainly due to dividends paid of $224 million, share repurchases of $115 million and negative foreign exchange effects of $136 million, partly offset by $425 million from net income.

TREASURY ACTIVITES

DEBT AND CREDIT ARRANGEMENTS

The Company's total debt as of December 31, 2022 and 2021 was $1,766 million and $2,008 million, respectively. The Company had a net debt position (see section Non-U.S. GAAP Performance Measures) at December 31, 2022 and 2021 of $1,184 million and $1,052 million, respectively.

In May 2022, the Company refinanced its existing revolving credit facility (RCF) of $1,100 million. The facility, syndicated among 11 banks, matures in May 2027 and has two extension options, each for an additional year. The Company pays a commitment fee on the undrawn amount of 0.15%, representing 35% of the applicable margin, which is 0.425% (given the Company’s rating of “BBB” from S&P Global Ratings). Borrowings under the facility are unsecured. As of December 31, 2022, the facility was not utilized.

In June 2020, the Company utilized its SEK 3,000 million facility with Swedish Export Credit Corporation which was signed in May 2020. The SEK 3,000 million loan mature in 2025 carrying a floating interest rate of 3M STIBOR +1.85%.

In June 2018, the Company priced and issued 5-year notes for a total of €500 million in the Eurobond market. The notes carry a coupon of 0.75% and matures in 2023.

In 2014, the Company issued and sold long-term debt securities in a U.S. Private Placement pursuant to a Note Purchase and Guaranty Agreement dated April 23, 2014, by and among Autoliv ASP Inc., the Company and the purchasers listed therein. As of December 31, 2022, $767 million remains outstanding from the 2014 issuance.

The Company has a €3,000 million Euro Medium Term Note Program in place for being able to issue notes to be traded on the Global Exchange Market of Euronext Dublin. On December 31, 2022, no notes had been issued under this program.

At December 31, 2022, Autoliv’s long-term credit rating from S&P Global Ratings was BBB with stable outlook. The Company aims to maintain a strong investment grade credit rating.

For additional information about the Company's debt and credit arrangements, see Note 13, Debt and Credit Agreements, to the Consolidated Financial Statements included herein.

FACTORING

During 2022 and 2021, the Company sold receivables and discounted notes related to selected customers. These factoring arrangements increase cash while reducing accounts receivable and customer risks. At December 31, 2022, the Company had received $174 million for sold receivables without recourse and discounted notes with a discount cost of $2 million during the year, compared to $159 million at December 31, 2021 with a discount cost of $2 million recorded in Other non-operating items, net.

NUMBER OF SHARES

At December 31, 2022, 86.2 million shares were outstanding (net of 5.0 million treasury shares), a 1.5% decrease from 87.5 million one year earlier.

The number of shares outstanding is expected to increase by 0.3 million when all Restricted Stock Units (RSU) and Performance Shares (PSs) vest and if all stock options (SOs) to key employees are exercised, see Note 16, Stock Incentive Plans, to the Consolidated Financial Statements included herein.

In 2022, the Company retired 10 million shares of common stock that had been repurchased under a prior stock repurchase program and since held in treasury. These shares were acquired between 2008 and 2014. During 2022, Autoliv repurchased and retired 1.44 million shares, equal to $115 million, under the current stock repurchase program authorized by the Board to repurchase up to $1.5 billion, or 17 million common shares (whichever comes first), between January 2022 and the end of 2024.

Contractual Obligations and Commitments

Contractual obligations include debt, sponsored defined benefit plans, lease and purchase obligations that are enforceable and legally binding on the Company.

For material contractual debt obligations as of December 31, 2022, see Note 13, Debt and Credit Agreements, to the Consolidated Financial Statements included herein.

Operating lease obligations represent the payment obligations (undiscounted cash flows) under leases classified as operating leases. Capital lease obligations are not material. See Note 3, Leases, to the Consolidated Financial Statements included herein.

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

The Company sponsors defined benefit plans that cover a significant portion of the Company's U.S. employees and certain non-U.S. employees. The pension plans in the U.S. are funded in conformity with the minimum funding requirements of the Pension Protection Act of 2006. Funding for the Company's pension plans in other countries is based upon plan provisions, actuarial recommendations and/or statutory requirements. Due to volatility associated with future changes in interest rates and plan asset returns, the Company cannot predict with reasonable reliability the timing and amounts of future funding requirements. The Company may elect to make contributions in excess of the minimum funding requirements for the U.S. plans in response to investment performance and changes in interest rates, or when the Company believes that it is financially advantageous to do so and based on other capital requirements. See Note 18, Retirement Plans, to the Consolidated Financial Statements included herein.

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

Global LVP is an indicator of the Company’s sales development. Ultimately, however, sales are determined by the production levels for the individual vehicle models for which Autoliv is a supplier (see Dependence on Customers). The Company’s sales are split over several hundred contracts covering more than 1,300 vehicle models. This moderates the effect of changes in vehicle demand of individual countries and regions as well as production issues. The risk of fluctuating sales has also been mitigated by Autoliv’s rapid expansion in Asia and other growth markets, which has reduced the Company’s former high dependence on sales in Europe to a diversified mix with Europe, the Americas and Asia each accounting for roughly 27%, 33% and 40%, respectively, of the Company's 2022 total sales.

It is the Company’s strategy to reduce the risks associated with fluctuating LVP by using temporary personnel in direct production, when appropriate. During 2022 and 2021, the level of temporary personnel in relation to total personnel in direct production was 13% and 9%, respectively. To reduce the potential impact of unusual fluctuations in the production of vehicle models supplied by the Company such as during the financial crisis in 2008-2009 and the COVID-19 pandemic in 2020-2021 – it is also necessary for the Company to be prepared to quickly adapt the level of permanent employees as well as fixed cost production capacity.

PRICING PRESSURE

Pricing pressure from customers is an inherent part of the automotive components business. The historical extent of price reductions varies from year to year and takes the form of one time give backs, reductions in direct sales prices and/or discounted reimbursements for engineering work.

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

In 2022, due to unprecedented raw material price increases the Company engaged in extensive negotiations with its customers regarding price compensation and an increased element of tying pricing to raw material prices.

COMPONENT COSTS AND RAW MATERIAL PRICES

The cost of direct materials was approximately 52% of sales in 2022.

The main raw materials being used as input material for the Company's operations are steel, textiles, plastic and non-ferrous metals.

The Company still sees effects coming from import tariffs and trade barriers across borders. These barriers are impacting the raw material market and creating pricing and availability uncertainties.

Inflation was significant across raw materials and services in 2022. The Company took action including pricing discussions with customers and suppliers, competitive sourcing and exploring alternative materials.

LEGAL

The Company is involved from time to time in regulatory, commercial, and contractual legal proceedings that may be significant, and the Company’s business may suffer as a result of adverse outcomes of current or future legal proceedings. These claims may include, without limitation, commercial or contractual disputes, including disputes with the Company’s suppliers and customers, intellectual property matters, alleged violations of laws, rules or regulations, governmental investigations, personal injury claims, product liability claims, environmental issues, tax and customs matters, and employment matters.

A substantial legal liability or adverse regulatory outcome and the substantial cost to defend the litigation or regulatory proceedings may have an adverse effect on the Company’s business, operating results, financial condition, cash flows and reputation.

No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and consolidated financial position, or that reserves or insurance will mitigate such impact. See Note 17, Contingent Liabilities, to the Consolidated Financial Statements included herein and Item 3 – Legal Proceedings.

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

In addition, over time, there is a risk that the number of vehicles affected by a failure or defect will increase significantly (as would the Company’s costs), since our products often use global designs and are increasingly based on or utilize the same or similar parts, components, or solutions.

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

In 2007, the U.S. adopted new regulations for head impact and enhanced thorax protection in side impact crashes, which now have been fully phased-in. China introduced a vehicle rating program in 2006 and during the past 16 years this China NCAP, together with the additional Chinese rating program, CIASI, from 2017, drive Chinese vehicle safety performance and safety content with regards to crashworthiness and occupant protection. Latin America introduced a basic rating program in 2010 followed by ASEAN NCAP in Southeast Asia in 2011, and Global NCAP is rating vehicles sold in significant emerging markets. Several countries, e.g., Malaysia and Thailand, are increasingly adopting the UN Regulations regarding vehicle safety under the UN 1958 agreement, and Malaysia started a world first motorcycle safety rating program in 2021.

The United States upgraded its vehicle rating program, US NCAP, in 2010, which now is in the process of being updated by the U.S. National Highway Traffic Safety Administration. Europe upgraded the Euro NCAP rating system during 2018, and is now completing a new upgrade, intended to be fully implemented by 2025. Japan and South Korea are continuously upgrading their respective vehicle rating programs, JNCAP and KNCAP respectively. India requires frontal airbags for the driver from July 2019, and passenger airbags from 2021 for all new passenger vehicles (M1), moreover has announced that side airbags shall become mandatory in 2023. In addition, India has announced that its Bharat NCAP shall start in 2023.

Vehicles with automated driving systems (ADS) are expected to provide additional opportunities through integration of protective safety systems with ADAS technologies, as well as new vehicle interior layouts and seating configurations. This development is likely to become subject to legal requirements.

There are also other plans for improved automotive safety through new or changed regulations, both in these countries and others that could affect the Company’s market. However, there can be no assurance that changes in regulations will not adversely affect the demand for the Company’s products or, at least, result in a slower increase in the demand for them.

DEPENDENCE ON CUSTOMERS

As a result of this highly consolidated market, the Company is dependent on a relatively small number of customers with strong purchasing power. In 2022, the five largest vehicle manufacturers accounted for around 48% of global LVP and the ten largest manufacturers accounted for around 70% of global LVP. In 2022, the Company’s five largest customers accounted for around 49% of consolidated sales and the ten largest customers accounted for around 80% of consolidated sales. The Company's largest customer contract accounted for around 2% of consolidated sales in 2022.

Customer	% of Autoliv sales	% of Global LVP1)
Renault/Nissan/Mitsubishi	11%	8%
Stellantis	11%	7%
VW	10%	11%
Toyota	9%	13%
Honda	8%	5%
Ford	8%	4%
Hyundai	7%	9%
General Motors	7%	6%
Major EV maker	5%	2%
BMW	4%	3%

1) Source: S&P Global

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

See also Note 20, Segment Information, to the Consolidated Financial Statements included herein.

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

DEPENDENCE ON SUPPLIERS

The Company relies on internal and/or external suppliers in order to meet its delivery commitments to the customers. In some cases, suppliers are dictated by the customers. The Company's supply chain organization continually reviews sourcing risks and actively works on mitigating related supply chain risks.

The Company’s ambition is to maintain an optimal number of suppliers in all significant component technologies.

NEW COMPETITION

Increased competition may result in price reductions, reduced margins and the Company's inability to gain or hold market share. OEMs rigorously evaluate suppliers on the basis of product quality, price, reliability and delivery as well as engineering capabilities, technical expertise, product innovation, financial viability, application of lean principles, operational flexibility, customer service, and overall management. To maintain the Company's competitiveness and position as a market leader, it is important to focus on all of these aspects of supplier evaluation and selection.

Although the market for occupant restraint systems has undergone a significant consolidation during the past ten years, the passive safety market remains very competitive. It cannot be excluded that additional competitors, both global and local, will seek to enter the market or grow beyond their current Keiretsu group or traditional customer base. Particularly in China, South Korea, and Japan there are numerous small domestic competitors often supplying just one OEM group.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company’s strategy is to protect its innovations with patents, and to vigorously protect and defend its patents, trademarks, and know-how against infringement and unauthorized use. At the end of 2022, the Company held more than 6,600 patents and patents applications. These patents expire on various dates during the period from 2023 to 2042. The expiration of any single patent is not expected to have a material adverse effect on the Company’s financial results.

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

Significant Accounting Policies and Critical Accounting Estimates

NEW ACCOUNTING STANDARDS

The Company has considered all applicable recently issued accounting standards. The Company has summarized in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements each of the recently issued accounting standards and stated the impact or whether management is continuing to assess the impact.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included herein. Senior management has discussed the development and selection of critical accounting estimates and disclosures with the Audit Committee of the Board of Directors. The application of accounting policies necessarily requires judgments and the use of estimates by a Company’s management. Actual results could differ from these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on the Company's historical experience, terms of existing contracts, and management’s evaluation of trends in the industry, information provided by the Company's customers and information available from other outside sources, as appropriate. The Company considers an accounting estimate to be critical if:

•
It requires management to make assumptions about matters that were uncertain at the time of the estimate, and
•
Changes in the estimate or different estimates that could have been selected would have had a material impact on the Company's financial condition or results of operations. The accounting estimates that require management’s most significant judgments include the estimation of variable considerations, assessment of recoverability of goodwill and intangible assets, estimation of pension benefit obligations based on actuarial assumptions, estimation of accruals for warranty and recalls, restructuring charges, uncertain tax positions, valuation allowances and legal proceedings.

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

GOODWILL

The Company performs an annual impairment test of goodwill in the fourth quarter of each year following the Company’s annual forecasting process. As of October 2022 the Company concluded that there were no impairments of goodwill. For further information, see Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

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

DEFINED BENEFIT PENSION PLANS

The Company has defined benefit pension plans in thirteen countries. The most significant plans exist in the U.S. These U.S. plans represent approximately 54% of the Company’s total pension benefit obligation. See Note 18, Retirement Plans to the Consolidated Financial Statements included herein.

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual pension expense. For the U.S. plans, the assumptions used for calculating the 2022 pension expense were a discount rate of 2.77% and an expected long-term rate of return on plan assets of 5.05%.

The assumptions used in calculating the U.S. benefit obligations disclosed as of December 31, 2022 were a discount rate of 5.41%. The discount rate for the U.S. plans has been set based on the rates of return of high-quality fixed-income investments currently available at the measurement date and are expected to be available during the period the benefits will be paid. The expected rate of long-term return on plan assets are determined based on a number of factors and must take into account long-term expectations and reflect the financial environment in the respective local markets. At December 31, 2022, 23% of the U.S. plan assets were invested in equities, which is below the target of 40%.

The table below illustrates the sensitivity of the U.S. net periodic benefit cost and projected U.S. benefit obligation to a 1pp change in the discount rate and decrease in return on plan assets for the U.S. plans (in millions). The use of actuarial assumptions is an area of management’s estimate.

Assumption (in millions)	Change	2022 net periodic benefit cost increase (decrease)	2022 projected benefit obligation increase (decrease)
Discount rate	1pp increase	$2	$(18)
Discount rate	1pp decrease	(1)	21
Return on plan assets	1pp decrease	3	n/a

INCOME TAXES

Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Many of these uncertainties arise as a consequence of intercompany transactions.

Although the Company believes that its tax return positions are supportable, no assurance can be given that the final outcome of these matters will not be materially different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material effect on the income tax provisions or benefits in the periods in which such determinations are made. See also the discussion of reserves for uncertain tax positions, and the determinations of valuation allowances on the Company's deferred tax assets in Note 5, Income Taxes, to the Consolidated Financial Statements.

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

The Company's net transaction exposure in 2022 was approximately $2.1 billion. The four largest net exposures are U.S. dollars (sell) against the Mexican Peso, U.S. dollars (sell) against Canadian dollar, Romanian Lei (buy) against the Euro and U.S. dollars (buy) against Korean Won. Together these currencies accounted for approximately 50% of the Company’s net currency transaction exposure.

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

2. Translation Exposure in the Income Statement and Balance Sheet

Another effect of exchange rate fluctuations arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars. Outside the U.S., the Company’s most significant currency is the Euro. The Company estimates that 26% of its consolidated net sales will be denominated in Euro or other European currencies during 2023, while 21% of its consolidated net sales are estimated to be denominated in U.S. dollars.

The Company estimates that a 1% increase in the value of the U.S. dollar versus European currencies will decrease reported U.S. dollar annual net sales in 2023 by $27 million or by 0.3%, while operating income for 2023 will decline by approximately 0.3% or by about $2 million, assuming reported corporate average margin.

The Company’s policy is not to hedge this type of translation exposure.

A translation exposure also arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars. The policy of the Company is to finance major subsidiaries in the country’s local currency and to minimize the amounts held by subsidiaries in foreign currency accounts.

Consequently, changes in currency rates relating to funding and foreign currency accounts normally have a small impact on the Company’s income. In 2022 and 2021, the impact from the Company’s currency exposure were not material.

INTEREST RATE RISK

Interest rate risk refers to the risk that interest rate changes will affect the Company’s borrowing costs. The Company's interest rate risk policy states that the average interest rate fixing period should be minimum 1 year and maximum 5 years.

At December 31, 2022, the average interest rate fixing period for the Company’s outstanding debt was 1.6 years, and at December 31, 2021, the average interest rate fixing period for the Company’s outstanding debt was 2.1 years.

Given the Company’s current capital structure, the Company estimates that a one-percentage point interest rate increase would decrease net interest expense by approximately $4 million in 2023. This is based on the capital structure at the end of 2022 when the gross fixed-rate debt was $767 million while the Company had a net debt position of $1,184 million (see section Non-U.S. GAAP Performance Measures). Thus, a change in the interest rate environment would not have a notable impact on the Company’s interest expense. As of December 31, 2022, the Company had $594 million in cash and cash equivalents of which the majority were subject to a floating interest rate. Taking the cash and cash equivalents of $594 million (which is primarily subject to floating interest rates) minus the portion of debt carrying floating interest rates, the Company estimated that a one-percentage point interest rate increase would decrease net interest expense by approximately $4 million, both in 2023 and 2024.

Fixed interest rate debt is achieved both by issuing fixed rate notes and through interest rate swaps. The most notable debt carrying fixed interest rates is the $767 million U.S. private placement notes issued in 2014. For additional information, see Note 13, Debt and Credit Agreements, to the Consolidated Financial Statements included herein.

FINANCING RISK

Financing risk refers to the risk that it will be difficult and/or expensive to finance new or existing debt to meet the financing needs of the Autoliv Group.

The management of the financing risk ensures access to funding in a cost-efficient way by diversification of funding sources and debt maturities.

Autoliv has diversified its long-term funding sources by issuing notes in the USPP and Eurobond markets, and by signing a long-term credit agreement with 11 banks. The Company also has a lending facility with the Swedish Export Credit Corporation.

The Company has Medium Term Note Program in place for being able to issue notes to be traded on the Global Exchange Market of Euronext Dublin. The Company also has established programs for short-term issuance of commercial papers in the Swedish and US markets and short-term credit agreements, e.g. bank overdrafts and money market loans.

To ensure diversification of debt maturities, no more than 20% of the Autoliv Group’s total debt may mature the next 12 months, unless such maturities (in excess of 20%) are covered by unutilized committed credit facilities with maturity in excess of 12 months. Per December 31, 2022, 40% corresponding to $711 million of the Autoliv Group’s total debt had maturity less than 12 months. This amount was fully covered by unutilized committed credit facilities with maturity in excess of 12 months.

CAPITAL STRUCTURE AND CREDIT RATING

The overall objective relating to Autoliv’s target capital structure and credit rating is to provide the Company with sufficient flexibility to manage the inherent risks and cyclicality in Autoliv’s business and allow the Company to realize strategic opportunities and fund growth initiatives while creating shareholder value.

Autoliv is committed to maintain a “strong investment grade credit rating." As of December 31, 2022, the Company had a long-term credit rating from S&P Global Ratings (“S&P”) of BBB.

The amount of interest-bearing debt held impacts the future financial flexibility as well as the credit rating. Management uses the non-U.S. GAAP measure “Leverage Ratio” to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. Autoliv’s long-term target for the leverage ratio (sum of net debt plus pension liabilities divided by EBITDA) is 1.0x with the aim to operate within the range of 0.5x to 1.5x. At December 31, 2022, the leverage ratio (non-U.S. GAAP measure, see calculation table below) was 1.4x. For details and calculation of leverage ratio, refer to the table below.

CALCULATION OF LEVERAGE RATIO (DOLLARS IN MILLIONS)

	December 31,
	2022	2021
Net debt1)	$1,184	$1,052
Pension liabilities	154	197
Debt per the Policy	1,338	1,248

Net income2)	425	437
Income taxes2)	178	177
Interest expense, net2,3)	54	57
Other non-operating items, net2)	5	7
Income from equity method investments2)	(3)	(3)
Depreciation and amortization of intangibles2)	363	394
Capacity alignments costs and antitrust related matters2)	(61)	8
EBITDA per the Policy (Adjusted EBITDA)	$961	$1,077
Leverage ratio	1.4	1.2

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

To further reduce credit risk, deposits and financial instruments can only be entered into with core banks up to a calculated risk amount of $200 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. In addition, deposits can be made in U.S. and Swedish government short-term notes and certain AAA rated money market funds, as approved by the Company’s Board of Directors. At December 31, 2022, the Company held $237 million in AAA rated money market funds.

IMPAIRMENT RISK

Impairment risk refers to the risk that the Company will write down a material amount of its goodwill of close to $1.4 billion as of December 31, 2022. This risk is assessed at least annually in the fourth quarter each year when the Company performs its impairment testing.

In 2022, the Company performed a quantitative impairment testing by calculating the fair value of its goodwill. The estimated fair market value of goodwill is determined by the discounted cash flow method. The Company discounts projected operating cash flows using its weighted average cost of capital. Estimating the fair value requires the Company to make judgments about appropriate discount rates, growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows.

It has been concluded that presently the Company is not “at risk” of failing the goodwill impairment test. However, there can be no assurance that goodwill will not be impaired due to future significant declines in LVP, due to the Company's technologies or products becoming obsolete or for any other reason. The Company could also acquire companies where goodwill could turn out to be less resilient to deteriorations in external conditions. See also discussion under Goodwill and Intangible Assets in Note 2, Summary of Significant Accounting Policies, and Note 10, Goodwill and Intangible Assets, to the Consolidated Financial Statements included herein.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2022 and 2021 and the Consolidated Statements of Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2022, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included below.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autoliv, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

Revenue recognition – Variable consideration related to price concessions
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company measures revenue based on consideration specified in a contract with a customer, adjusted for any variable consideration. Variability in consideration typically results from price concessions. The estimated amount of variable consideration that will be received by the Company related to price concessions is based on assumptions that include historical experience and trends, management’s assessment of the probable outcome of its negotiations with customers and anticipated future pricing strategies. Estimating variable consideration to be received related to price concessions requires significant judgments by management that affect the amount of revenue recorded in the financial statements.

Auditing the amount of variable consideration expected to be received related to price concessions was complex because of the uncertainty inherent in the factors discussed above that management uses in its assumptions and calculations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls related to variable consideration, including controls related to management’s review of ongoing negotiations with customers.

To test the estimated amount of variable consideration expected to be received related to price concessions, our audit procedures included, among others, evaluating the Company’s estimation methodology and testing the significant factors used in the calculations, as discussed above. These procedures included obtaining information from management and sales department representatives who were responsible for negotiations with customers to assess the reasonableness of assumptions related to variable considerations relative to current negotiations. We evaluated the Company’s ability to estimate by comparing actual results to previous estimates and judgments made by management. We also performed journal entry testing focused on unusual and manual entries affecting revenue and on entries that could be indicative of price concessions that may not have been considered in the Company’s assumptions and calculations.

Product recall liabilities
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

/s/ Ernst & Young AB
We have served as the Company´s auditor since 1984. Stockholm, Sweden
February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autoliv, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autoliv, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young AB

Stockholm, Sweden
February 16, 2023

Consolidated Statements of Income

		Years ended December 31
(DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)		2022	2021	2020
Net sales	Note 20	$8,842	$8,230	$7,447
Cost of sales		(7,446)	(6,719)	(6,201)
Gross profit		1,396	1,511	1,247
Selling, general and administrative expenses		(437)	(432)	(389)
Research, development and engineering expenses, net		(390)	(391)	(376)
Amortization of intangibles	Note 10	(3)	(10)	(10)
Other income (expense), net	Notes 11, 17	93	(3)	(90)
Operating income		659	675	382
Income from equity method investment	Note 8	3	3	2
Interest income		6	4	5
Interest expense	Note 13	(60)	(60)	(73)
Other non-operating items, net		(5)	(7)	(25)
Income before income taxes		603	614	291
Income tax expense	Note 5	(178)	(177)	(103)
Net income		425	437	188
Less: Net income attributable to non-controlling interest		2	2	1
Net income attributable to controlling interest		$423	$435	$187

Earnings per share - basic1)		$4.86	$4.97	$2.14
Earnings per share - diluted 1)		$4.85	$4.96	$2.14

Weighted average number of shares outstanding, net of treasury shares (in millions)		87.1	87.5	87.3
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)		87.2	87.7	87.5

Cash dividend per share - declared		$2.58	$1.88	$—
Cash dividend per share - paid		$2.58	$1.88	$0.62

See Notes to the Consolidated Financial Statements.

1) Participating share awards with the right to receive dividend equivalents are (under the two class method) excluded from the earnings per share calculation (see Note 21 in this Annual Report).

Consolidated Statements of Comprehensive Income

	Years ended December 31
(DOLLARS IN MILLIONS)	2022	2021	2020
Net income	$425	$437	$188
Other comprehensive (loss) income before tax:
Change in cumulative translation adjustments	(136)	(86)	97
Net change in unrealized components of defined benefit plans	29	37	8
Other comprehensive (loss) income, before tax	(108)	(49)	104
Tax effect allocated to other comprehensive (loss) income	(9)	(11)	(2)
Other comprehensive (loss) income, net of tax	(116)	(60)	103
Comprehensive income	309	377	291
Less: Comprehensive income attributable to non-controlling interest	0	2	2
Comprehensive income attributable to controlling interest	$309	$375	$289

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

		At December 31
(DOLLARS AND SHARES IN MILLIONS)		2022	2021
Assets
Cash and cash equivalents		$594	$969
Receivables, net	Note 6	1,907	1,699
Inventories, net	Note 7	969	777
Income tax receivable		55	45
Prepaid expenses and accrued income		160	164
Related party receivable	Note 19	—	1
Other current assets	Note 12, 17	29	20
Total current assets		3,714	3,675
Property, plant and equipment, net	Note 9	1,960	1,855
Operating lease right-of-use assets	Note 3	160	132
Goodwill	Note 10	1,375	1,387
Intangible assets, net	Note 10	7	8
Other non-current assets	Note 8, 17	502	481
Total assets		7,717	7,537
Liabilities and equity
Short-term debt	Note 13	711	346
Accounts payable		1,693	1,129
Accrued expenses	Notes 11, 12	915	987
Related party liabilities	Note 19	—	24
Income tax payable		75	81
Operating lease liabilities, current	Note 3	39	38
Other current liabilities		207	216
Total current liabilities		3,642	2,821
Long-term debt	Note 13	1,054	1,662
Pension liability	Note 18	154	197
Operating lease liabilities, non-current	Note 3	119	94
Other non-current liabilities		121	115
Total non-current liabilities		1,450	2,067
Commitments and contingencies	Note 17
Common stock1)		91	103
Additional paid-in capital		1,113	1,329
Retained earnings		2,310	2,742
Accumulated other comprehensive loss	Note 14	(522)	(408)
Treasury stock (5.0 and 15.3 million shares, respectively)		(379)	(1,133)
Total controlling interest’s equity		2,613	2,633
Non-controlling interest		13	15
Total equity		2,626	2,648
Total liabilities and equity		$7,717	$7,537

1) Number of shares: 350 million authorized for both years, 91.2 and 102.8 million issued, and 86.2 and 87.5 million outstanding, net of treasury shares, for 2022 and 2021, respectively.

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(DOLLARS IN MILLIONS)	2022	2021	2020
Operating activities
Net income	$425	$437	$188
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	363	394	371
Gain on divestiture of property	(80)	—	—
Deferred income taxes	(40)	(20)	(24)
Undistributed earnings from equity method investments, net of dividends	(1)	(3)	0
Other, net	(13)	8	37
Net change in operating working capital:
Receivables and other assets, gross	(297)	283	(415)
Inventories, gross	(243)	(19)	(34)
Accounts payable and accrued expenses	596	(314)	672
Income taxes	2	(12)	54
Net cash provided by operating activities	713	754	849
Investing activities
Expenditures for property, plant and equipment	(585)	(458)	(344)
Proceeds from sale of property, plant and equipment	101	4	4
Net cash used in investing activities	(485)	(454)	(340)
Financing activities
Repayment of short-term part of long-term debt	(302)	(275)	(235)
Net increase (decrease) in other short-term debt	167	(11)	(5)
Proceeds from long-term debt	—	—	1,177
Repayment of long-term debt	(55)	(20)	(723)
Dividends paid to non-controlling interest	(2)	(1)	(1)
Dividends paid	(224)	(165)	(54)
Stock repurchases	(115)	—	—
Common stock options exercised	0	3	1
Net cash (used in) provided by financing activities	(531)	(469)	160
Effect of exchange rate changes on cash and cash equivalents	(73)	(39)	64
(Decrease) increase in cash and cash equivalents	(375)	(209)	734
Cash and cash equivalents at beginning of year	969	1,178	445
Cash and cash equivalents at end of year	$594	$969	$1,178

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Total Equity

					Accumulated
			Additional		other com-		Total parent	Non-
(DOLLARS AND SHARES	Number of	Common	paid in	Retained	prehensive	Treasury	shareholders’	controlling	Total
IN MILLIONS)	shares	stock	capital	earnings	(loss) income1)	stock	equity	interest	equity
Balance at December 31, 2019	103	$103	$1,329	$2,284	$(449)	$(1,158)	$2,109	$13	$2,122
Comprehensive Income:
Net income				187			187	1	188
Foreign currency translation					96		96	1	97
Pension liability					6		6		6
Total Comprehensive Income							289	2	291
Stock-based compensation				1		10	11		11
Dividends paid to non-controlling interest on subsidiary shares								(1)	(1)
Balance at December 31, 2020	103	$103	$1,329	$2,471	$(347)	$(1,147)	$2,409	$14	$2,423
Comprehensive Income:
Net income				435			435	2	437
Foreign currency translation					(87)		(87)	0	(86)
Pension liability					26		26		26
Total Comprehensive Income							375	2	377
Stock-based compensation						15	15		15
Cash dividends declared				(165)			(165)		(165)
Dividends paid to non-controlling interest on subsidiary shares								(1)	(1)
Balance at December 31, 2021	103	$103	$1,329	$2,742	$(408)	$(1,133)	$2,633	$15	$2,648
Comprehensive Income:
Net income				423			423	2	425
Foreign currency translation					(134)		(134)	(1)	(136)
Pension liability					20		20		20
Total Comprehensive Income							309	0	309
Retired and repurchased shares	(11)	(11)	(216)	(631)		744	(115)		(115)
Stock-based compensation						10	10		10
Cash dividends declared				(224)			(224)		(224)
Dividends paid to non-controlling interest on subsidiary shares								(2)	(2)
Balance at December 31, 2022	91	$91	$1,113	$2,310	$(522)	$(379)	$2,613	$13	$2,626

1) See Note 14 for further details – includes tax effects where applicable.

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1. Basis of Presentation

NATURE OF OPERATIONS

Through its operating subsidiaries, the Company is a leading developer, manufacturer and supplier of passive safety systems to the automotive industry with a broad range of product offerings.

Passive safety systems are primarily meant to improve safety for occupants in a vehicle. Passive safety systems include modules and components for frontal-impact airbag protection systems, side-impact airbag protection systems, seatbelts, steering wheels and inflator technologies.

The Company also develops and manufactures mobility safety solutions such as pedestrian protection, battery cut-off switches, connected safety services, and safety solutions for riders of powered two wheelers.

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

In addition, from time to time, the Company may make payments to or receive additional consideration from customers in connection with ongoing and future business. These payments to or cash receipts from customers are generally recognized to revenue at the time of the commitment unless the payments to customers can be clearly linked to the future business. If the payments to customers are capitalized, the amounts are amortized to revenue as the related goods are transferred.

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

There are certain contracts where the criteria to recognize revenue over time have been met (e.g., there is no alternative use to the Company and the Company has an enforceable right to payment). In such cases, at period end, the Company recognizes revenue and a related asset and associated cost of goods sold and reduction in inventory. However, the financial impact of these contracts is immaterial considering the very short production cycles and limited inventory days on hand. The contract balances with customers, included in other current assets, amounted to $20 million as of December 31, 2022 and 2021.

The amount of revenue recognized is based on the purchase order price and adjusted for variable consideration (i.e. price concessions). Customers typically pay for the parts based on customary business practices.

GOVERNMENT ASSISTANCE

The Company’s operations are impacted by various government incentives, grants, programs, rebates, and other arrangements. Government assistance received is recorded in our consolidated financial statements in accordance with their purpose, either as a reduction of expense or an offset to the related capital asset. The benefit is recorded when all performance obligations attached to the assistance have been met or are expected to be met and there is reasonable assurance of their receipt. Government assistance received by the Company is immaterial in all periods presented since the adoption of ASU 2021-10.

RESEARCH, DEVELOPMENT AND ENGINEERING, NET (R,D&E)

Research and development and most engineering expenses are expensed as incurred. These expenses are reported net of expense reimbursements from contracts to perform engineering design and product development fulfillment activities related to the production of parts. For the years 2022, 2021 and 2020 total reimbursements from customers were $204 million, $205 million and $181 million, respectively.

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

STOCK-BASED COMPENSATION

The compensation costs for all of the Company’s stock-based compensation awards are determined based on the fair value method as defined in ASC 718, Compensation - Stock Compensation. The Company records the compensation expense for awards under the Stock Incentive Plan, including Restricted Stock Units (RSUs), Performance Shares (PSUs) and stock options (SOs), over the respective vesting period. For further details, see Note 16.

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

EARNINGS PER SHARE

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). The Company’s unvested RSUs and PSUs, of which some include the right to receive non-forfeitable dividend equivalents, are considered participating securities. The diluted EPS reflects the potential dilution that could occur if common stock was issued for awards under the Stock Incentive Plan and is calculated using the more dilutive method of either the two-class method or the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase ordinary shares at the average market price during the period. For unvested restricted stock, assumed proceeds under the treasury stock method will include unamortized compensation cost and windfall tax benefits or shortfalls. Post spin-off assumed proceeds under the treasury stock method related to RSUs will only include unamortized compensation cost related to Autoliv employees holding Autoliv RSUs. Calculations of EPS under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. For further details, see Notes 16 and 21.

CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

RECEIVABLES AND ALLOWANCE FOR EXPECTED CREDIT LOSSES

In addition to individually assess overdue customer balances for expected credit losses, the Company also calculates an allowance that reflects the expected credit losses on receivables considering both historical experience as well as forward looking assumptions. The method calculates the expected credit loss for a group of customers by using the customer groups’ average short-term default rates based on officially published credit ratings and the Company’s historical experience. These default rates are considered the Company’s best estimate of the customer’s ability to pay. The Company regularly reassess the customer groups and the applied customer group’s default rates by using its best judgement when considering changes in customer’s credit ratings, customer’s historical payments and loss experience, current market and economic conditions and the Company’s expectations of future market and economic conditions.

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

For further details on the Company’s financial instruments, see Note 4.

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

PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment is recorded at historical cost. Construction in progress generally involves short-term projects for which capitalized interest is not significant. The Company provides for depreciation of property, plant and equipment computed under the straight-line method over the assets’ estimated useful lives, or in the case of leasehold improvements over the shorter of the useful life or the lease term. Amortization on finance leases is recognized with depreciation expense in the Consolidated Statements of Income over the shorter of the assets’ expected life or the lease contract term. Repairs and maintenance are expensed as incurred.

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

Finance lease right-of-use assets are presented together with other property, plant and equipment assets and finance lease liabilities are presented together with other current and non-current liabilities in the Consolidated Balance Sheets. Finance leases were not material as of December 31, 2022.

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

In 2022, the Company performed a quantitative impairment test by calculating the fair value of its goodwill. The estimated fair market value of goodwill is determined by the discounted cash flow method. The Company discounts projected operating cash flows using its weighted average cost of capital. Estimating the fair value requires the Company to make judgments about appropriate discount rates, growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for the excess of carrying amount over the fair value of the respective reporting unit. To supplement this analysis, the Company compares the market value of its equity, calculated by reference to the quoted market prices of its shares, with the book value of its equity.

There were no impairments of goodwill from 2020 through 2022.

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

TRANSLATION OF NON-U.S. SUBSIDIARIES

The balance sheets of subsidiaries with functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. The Statements of Income of these subsidiaries is translated into U.S. dollars using monthly average exchange rates. Translation differences are reflected in equity as a component of OCI.

RECEIVABLES AND LIABILITIES IN NON-FUNCTIONAL CURRENCIES

Receivables and liabilities not denominated in functional currencies are converted at year-end exchange rates. Net transaction losses, reflected in the Consolidated Statements of Income, amounted to $(25) million in 2022, $(29) million in 2021 and $(24) million in 2020, and are recorded in operating income if they relate to operational receivables and liabilities or are recorded in other non-operating items, net if they relate to financial receivables and liabilities.

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

Adoption of New Accounting Standards

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which increases the transparency of government assistance, including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for business entities for annual periods beginning after December 15, 2021, and early adoption is permitted. The amendments in this update should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company adopted this standard prospectively on January 1, 2022, and the adoption of this standard did not have a material impact on our Consolidated Financial Statements or related disclosures. For further information, see this Note 2 above.

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

3. Leases

The Company has operating leases for offices, manufacturing and research buildings, machinery, cars, data processing and other equipment. The Company’s leases have remaining lease terms of 1-45 years, some of which include options to extend the leases for up to 25 years, and some of which include options to terminate the leases within one year.

As of December 31, 2022, the Company has no additional material operating leases that have not yet commenced.

The following tables provide information about the Company’s operating leases. The Company has not identified any material finance leases as of December 31, 2022; therefore, the finance lease cost components have not been disclosed in the tables below.

Lease cost
(Dollars in millions)	Year ended December 31
	2022	2021
Operating lease cost	$50	$44
Short-term lease cost	9	10
Variable lease cost	4	4
Sublease income	(1)	(2)
Total lease cost	$62	$57

Other information
(Dollars in millions)	Year ended or as of December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$42	$46
Right-of-use assets obtained in exchange for new operating lease liabilities	74	41
Weighted-average remaining lease term - operating leases	9.7 years	6.7 years
Weighted-average discount rate - operating leases	2.8%	2.1%

Maturities of operating lease liabilities (undiscounted cash flows) are as follows:
(Dollars in millions)
Maturities
2023	$41
2024	27
2025	22
2026	16
2027	13
Thereafter	67
Total operating lease payments	186
Less imputed interest	(27)
Total operating lease liabilities	$159

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

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis for the continuing operations as of December 31, 2022 and December 31, 2021. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021 have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company choose not to offset are presented below.

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS

There were no derivatives designated as hedging instruments as of December 31, 2022 and December 31, 2021 related to the continuing operations.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

Derivatives not designated as hedging instruments, relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at December 31, 2022 and December 31, 2021 were foreign exchange swaps.

For 2022, the Company recognized a gain of $2 million in other non-operating items, net for derivative instruments not designated as hedging instruments. For 2021, the Company recognized a loss of $33 million. For 2020, the Company recognized a gain of $19 million. The realized part of the losses referred to above are reported under financing activities in the statement of cash flows. For 2022, 2021 and 2020, the gains and losses recognized as interest expense were immaterial.

	DECEMBER 31, 2022						DECEMBER 31, 2021
			Fair Value Measurements						Fair Value Measurements
			Derivative asset		Derivative liability				Derivative asset		Derivative liability
	Nominal		(Other current		(Other current		Nominal		(Other current		(Other current
(Dollars in millions)	volume		assets)		liabilities)		volume		assets)		liabilities)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign exchange swaps, less than 6 months	$2,616	1)	$22	2)	$15	3)	$1,348	4)	$5	5)	$16	6)
TOTAL DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	$2,616		$22		$15		$1,348		$5		$16

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $2,616 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $22 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $15 million.

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

The fair value and carrying value of debt for the continuing operations are summarized in the table below (dollars in millions).

	DECEMBER 31, 2022		DECEMBER 31, 2021
	CARRYING VALUE1)	FAIR VALUE	CARRYING VALUE1)	FAIR VALUE
LONG-TERM DEBT
Bonds	$767	$735	$1,330	$1,400
Loans	287	292	332	347
TOTAL	$1,054	$1,027	$1,662	$1,747

SHORT-TERM DEBT
Short-term portion of long-term debt	$533	$527	$332	$333
Overdrafts and other short-term debt	178	178	14	14
TOTAL	$711	$705	$346	$348

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

For the period 2020-2022, the Company did not record any material impairment charges on its long-lived assets for its continuing operations.

5. Income Taxes

INCOME BEFORE INCOME TAXES (Dollars in millions)	2022	2021	2020
U.S.	$(3)	$(38)	$(102)
Non-U.S.	606	652	393
Total	$603	$614	$291

PROVISION FOR INCOME TAXES (Dollars in millions)	2022	2021	2020
Current
U.S. federal	$32	$8	$(41)
Non-U.S.	181	191	169
U.S. state and local	5	(2)	(2)

Deferred
U.S. federal	(20)	(8)	(6)
Non-U.S.	(17)	(10)	(17)
U.S. state and local	(3)	(2)	(2)
Total income tax expense	$178	$177	$103

EFFECTIVE INCOME TAX RATE (%)	2022	2021	2020
U.S. federal income tax rate	21.0%	21.0%	21.0%
Non-Deductible Expenses	0.5	(0.1)	3.0
Foreign tax rate variances	3.6	3.1	8.4
Tax credits	(3.5)	(2.2)	(3.2)
Change in Valuation Allowances	(1.7)	(0.1)	7.1
Changes in tax reserves	(0.2)	0.6	1.7
Provision to Return	0.6	(0.2)	(8.8)
Earnings of equity investments	(0.1)	(0.1)	(0.2)
Withholding taxes	4.0	4.5	8.5
State taxes, net of federal benefit	0.4	(0.5)	(0.7)
Tax Audits	1.0	0.6	0.0
U.S. GILTI Tax	3.4	1.1	—
Impact of Translation Rates	0.2	—	—
Other, net	0.3	1.2	(1.5)
Effective income tax rate	29.5%	28.9%	35.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 31, 2022, the Company had net operating loss carryforwards (NOL’s) of approximately $453 million, of which approximately $373 million have no expiration date. The remaining losses expire on various dates through 2037. The Company also has $25 million of U.S. Foreign Tax Credit carry forwards, which begin to expire in 2026.

Valuation allowances have been established which partially offset the related deferred assets. Such allowances are primarily provided against NOL’s of companies that have perennially incurred losses, as well as the NOL’s of companies that are start-up operations and have not established a pattern of profitability. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance. During 2022, the Company recognized a tax benefit of $24 million due to the reversal of valuation allowances related to deferred tax assets for loss carryforwards and other deferred balances in Brazil, on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

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

At any given time, the Company is undergoing tax audits in several tax jurisdictions, covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2015. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2011. The Company is undergoing tax audits in several non-U.S. jurisdictions and several U.S. state jurisdictions, covering multiple years. As of December 31, 2022, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements, however, other audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods.

The Company recognizes interest and potential penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2021, the Company had recorded $49 million for unrecognized tax benefits related to prior years, including $11 million of accrued interest and penalties. During 2022, the Company recorded a net decrease of $4 million to income tax reserves for unrecognized tax benefits related to tax positions taken in prior years. Also during 2022, the Company recorded a net increase of $7 million to income tax reserves for unrecognized tax benefits based on tax positions taken in the current year.

The Company had $11 million accrued for the payment of interest and penalties as of December 31, 2022. Of the total unrecognized tax benefits of $46 million recorded at December 31, 2022, $5 million is classified as current income tax payable, and $41 million is classified as non-current tax payable included in Other Non-Current Liabilities on the Consolidated Balance Sheets. Substantially all of these reserves would impact the effective tax rate if released into income. The following table summarizes the activity related to the Company’s unrecognized tax benefits (dollars in millions):

UNRECOGNIZED TAX BENEFITS	2022	2021	2020
Unrecognized tax benefits at beginning of year	$65	$63	$59
Increases as a result of tax positions taken during a prior period	0	3	1
Increases as a result of tax positions taken during the current period	7	5	4
Decreases as a result of tax positions taken during a prior period	0	0	0
Decreases relating to settlements with taxing authorities	(4)	(4)	0
Decreases resulting from the lapse of the applicable statute of limitations	0	(1)	(1)
Translation Difference	(1)	(1)	(0)
Total unrecognized tax benefits at end of year	$67	$65	$63

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities were as follows (dollars in millions).

DEFERRED TAXES	December 31,
	2022	2021	2020
Assets
Provisions	$99	$136	$141
Costs capitalized for tax	43	29	21
Property, plant and equipment	12	0	5
Retirement Plans	42	46	59
Tax receivables, principally NOL’s	123	109	110
Deferred tax assets before allowances	319	320	336
Valuation allowances	(46)	(59)	(68)
Total	273	261	268

Liabilities
Acquired intangibles	0	0	(2)
Statutory tax allowances	0	(6)	(0)
Distribution taxes	(3)	(6)	(15)
Other	(2)	(3)	(4)
Total	(5)	(15)	(21)
Net deferred tax asset	$268	$246	$247

The following table summarizes the activity related to the Company’s valuation allowances (dollars in millions):

VALUATION ALLOWANCES AGAINST DEFERRED TAX ASSETS	December 31,
	2022	2021	2020
Allowances at beginning of year	$59	$68	$61
Benefits reserved current year	14	5	14
Benefits recognized current year	(27)	(9)	(1)
Translation difference	0	(5)	(6)
Allowances at end of year	$46	$59	$68

6. Receivables

(Dollars in millions)	December 31,
	2022	2021	2020
Receivables	$1,916	$1,707	$1,831
Allowance for credit loss at beginning of year	(8)	(12)	(9)
Reversal of (addition to) allowance	(4)	(0)	(4)
Write-off against allowance	2	4	1
Translation difference	1	1	(1)
Allowance for credit loss at end of year	(9)	(8)	(12)
Total receivables, net of allowance	$1,907	$1,699	$1,820

7. Inventories

(Dollars in millions)	December 31,
	2022	2021	2020
Raw material	$445	$395	$379
Work in progress	350	283	292
Finished products	265	190	220
Inventories	1,060	868	891
Inventory reserve at beginning of year	(91)	(93)	(83)
Reversal of (addition to) reserve	(5)	(3)	(3)
Translation difference	4	5	(6)
Inventory reserve at end of year	(91)	(91)	(93)
Total inventories, net of reserve	$969	$777	$798

8. Other Non-Current Assets

(Dollars in millions)	December 31,
	2022	2021
Equity method investments	$12	$11
Deferred tax assets	289	271
Income tax receivables	22	20
Insurance receivables	124	127
Other non-current assets	56	51
Total other non-current assets	$502	$481

As of December 31, 2022 and 2021, the Company had one equity method investment. The Company owns 49% of Autoliv-Hirotako Safety Sdn, Bhd (parent and subsidiaries) in Malaysia which it currently does not control, but in which it exercises significant influence over operations and financial position.

9. Property, Plant and Equipment

(Dollars in millions)	December 31,
	2022	2021	Estimated life
Land and land improvements	$125	$147	n/a to 15
Buildings	957	957	20-40
Machinery and equipment	4,155	4,193	3-12
Construction in progress	523	354	n/a
Property, plant and equipment	5,760	5,651
Less accumulated depreciation	(3,800)	(3,796)
Net of depreciation	$1,960	$1,855

DEPRECIATION INCLUDED IN	2022	2021	2020
Cost of sales	$329	$348	$327
Selling, general and administrative expenses	11	13	13
Research, development and engineering expenses, net	20	23	21
Total	$360	$384	$361

No significant fixed asset impairments related to the Company’s operations were recognized during 2022, 2021 or 2020.

The net book value of machinery and equipment and buildings and land under finance lease contracts recorded at December 31, 2022 and December 31, 2021 were immaterial. The amortization expense related to finance leases is included with depreciation expenses disclosed in the table above.

10. Goodwill and Intangible Assets

GOODWILL (Dollars in millions)	2022	2021
Carrying amount at beginning of year	$1,387	$1,398
Translation differences	(11)	(11)
Carrying amount at end of year	$1,375	$1,387

Approximately $1.2 billion of the Company’s goodwill is associated with the 1997 merger of Autoliv AB and the Automotive Safety Products Division of Morton International, Inc. No goodwill impairment charges were recognized during 2022, 2021 or 2020.

AMORTIZABLE INTANGIBLES (Dollars in millions)	2022	2021
Gross carrying amount	$387	$398
Accumulated amortization	(380)	(390)
Carrying value	$7	$8

At December 31, 2022, intangible assets subject to amortization mainly relate to acquired technology. No significant impairments of intangible assets were recognized during 2022, 2021 or 2020.

Amortization expense related to intangible assets was $3 million, $10 million and $10 million in 2022, 2021 and 2020, respectively. Estimated future amortization expense is: 2023: $2 million; 2024: $2 million; 2025: $2 million; 2026: $— million and 2027: $— million.

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

(Dollars in millions)	2022	2021	2020
Reserve at beginning of the period	$88	$126	$56
Provision - charge	17	39	109
Provision - reversal	(4)	(31)	(10)
Cash payments	(64)	(37)	(38)
Translation difference	(5)	(8)	9
Reserve at end of the period	$31	$88	$126

As of December 31, 2022, approximately $10 million out of the $31 million in total reserve balance can be attributed to footprint optimization activities in Europe, initiated in the third quarter of 2020 and expected to be concluded in 2023. The restructuring charges in 2022 of $17 million, mainly related to footprint optimization activities in Asia and Europe. Cash payments of $64 million in 2022 are mainly related to the structural efficiency program initiated in 2020, footprint optimization activities in Europe initiated in 2020 and in Asia initiated in 2022.

The restructuring charges in 2021 of $39 million, mainly related to footprint optimization activities primarily in Asia. Reversals mainly related to the structural efficiency program initiated in the second quarter of 2020. Cash payments in 2021 related to the structural efficiency program initiated in the second quarter of 2020 and other footprint activities.

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

Pursuant to the Spin-off Agreements, Autoliv is also required to indemnify Veoneer, Inc. (which was acquired by SSW Partners on April 1, 2022) for recalls related to certain qualified Electronics products. At December 31, 2022, the reserves for indemnification liabilities were approximately $4 million and were included within accrued expenses on the Consolidated Balance Sheet.

In 2022, the change in the reserve for product related liabilities mainly related to warranty related issues. Of the cash payments in 2022 the main part was also related to warranty related issues. In 2021, the cash payments mainly related to recall related issues, whereof the main part was related to the “Toyota Recall” recall issue. In 2020, the change in reserve mainly related to recall related issues, whereof the "Toyota Recall" represented the major recall issue. The reserve for product related liabilities is included in accrued expenses on the Consolidated Balance Sheet.

A majority of the Company’s recall related issues as of December 31, 2022 are covered by insurance. Insurance receivables are included within other current and non-current assets on the Consolidated Balance Sheet. As of December 31, 2022, the Company had total insurance receivables related to recall issues of $124 million ($138 million as of December 31, 2021).

The table below summarizes the change in the balance sheet position of the product related liabilities (dollars in millions).

(Dollars in millions)	2022	2021	2020
Reserve at beginning of the year	$144	$341	$72
Change in reserve	20	49	304
Cash payments	(17)	(245)	(36)
Translation difference	(2)	(1)	1
Reserve at end of the year	$145	$144	$341

13. Debt and Credit Agreements

SHORT-TERM DEBT

As of December 31, 2022 and 2021, total short-term debt was $711 million and $346 million, respectively. As of December 31, 2022, short-term debt consisted mainly of a €500 million ($533 million) 5-year notes in the Eurobond market issued in June 2018. The notes carry a coupon of 0.75% and are due June 2023.

The Company’s subsidiaries have credit agreements, principally in the form of overdraft facilities with several local banks. Total available short-term facilities as of December 31, 2022, excluding commercial paper facilities as described below, amounted to $349 million, of which approximately $27 million was utilized. The weighted average interest rate on total short-term debt outstanding at December 31, 2022 and 2021, excluding the short-term portion of long-term debt, was 5% and 2%, respectively.

LONG-TERM DEBT

As of December 31, 2022 and 2021, total long-term debt was $1,054 million and $1,662 million, respectively.

In June 2020, the Company utilized its SEK 3,000 million facility with Swedish Export Credit Corporation which was signed in May 2020. The SEK 3,000 million ($287 million) loan matures in 2025 and carries a floating interest rate of 3M STIBOR +1.85%.

In 2014, the Company issued long-term debt securities in a U.S. Private Placement. As of December 31, 2022 the total long-term debt outstanding from the 2014 issuance of $767 million consist of: $297 million aggregate principal amount of 10-year senior notes with an interest rate of 4.09%; $285 million aggregate principal amount of 12-year senior notes with an interest rate of 4.24%; and $185 million aggregate principal amount of 15-year senior notes with an interest rate of 4.44%.

CREDIT FACILITIES

In May 2022, the Company refinanced its existing revolving credit facility (RCF) of $1,100 million. The facility, syndicated among 11 banks, matures in May 2027 and has two extension options, each for an additional year. The Company pays a commitment fee on the undrawn amount of 0.15%, representing 35% of the applicable margin, which is 0.425% (given the Company’s rating of “BBB” from S&P Global Ratings). Borrowings under the facility are unsecured. As of December 31, 2022, the facility was not utilized.

The Company has a €3,000 million ($3,199 million) Euro Medium Term Note Program in place for being able to issue notes to be traded on the Global Exchange Market of Euronext Dublin. At December 31, 2022, there were no notes outstanding that had been issued under this program.

The Company has two commercial paper programs: one SEK 7 billion ($671 million) Swedish program and a $1 billion U.S. program. At December 31, 2022 the total amount outstanding was SEK 100 million ($10 million) and $142 million under these two programs.

The Company is not subject to any financial covenants, i.e., performance related restrictions, in any of its significant long-term borrowings or commitments.

CREDIT RISK

In the Company’s financial operations, credit risk arises in connection with cash deposits with banks and when entering into forward exchange agreements, swap contracts or other financial instruments. In order to reduce this risk, deposits and financial instruments are only entered with a limited number of banks up to a calculated risk amount of $200 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. The policy of the Company is to work with banks that have a strong credit rating and that participate in the Company’s financing. In addition to this, deposits of up to an aggregate amount of $2 billion can be placed in U.S. and Swedish government paper and in certain AAA rated money market funds. As of December 31, 2022, the Company had placed $237 million in money market funds compared to $579 million as of December 31, 2021.

The table below shows debt maturity as cash flow. For a description of hedging instruments used as part of debt management, see the Financial Instruments section of Note 2 and Note 4.

DEBT PROFILE

								Total
PRINCIPAL AMOUNT BY EXPECTED MATURITY (dollars in millions)	2023	2024	2025	2026	2027		Thereafter	long- term	Total
Bonds	$533	$297	$—	$285	$—	$—	$185	$767	$1,300
Loans	—	—	287		—		—	287	287
Commercial papers	152	—	—	—	—		—	—	152
Other short-term debt	27	—	—	—	—		—	—	27
Total principal amount	$711	$297	$287	$285	$—		$185	$1,054	$1,765

14. Shareholders’ Equity

The number of shares outstanding as of December 31, 2022 was 86,187,746.

DIVIDENDS	2022	2021	2020
Cash dividend paid per share	$2.58	$1.88	$0.62
Cash dividend declared per share	$2.58	$1.88	$—

OTHER COMPREHENSIVE LOSS / ENDING BALANCE1) (Dollars in millions)	2022	2021	2020
Cumulative translation adjustments	$(492)	$(355)	$(269)
Net pension liability	(30)	(52)	(78)
Total (ending balance)	$(522)	$(408)	$(347)

Deferred taxes on the pension liability	$9	$15	$23

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

During 2022, the Company repurchased and immediately retired 1,440,572 shares for approximately $115 million.

15. Supplemental Cash Flow Information

Payments for interest and income taxes were as follows:

(Dollars in millions)	2022	2021	2020
Interest	$64	$60	$73
Income taxes	215	207	104

16. Stock Incentive Plan

The Company maintains the Autoliv, Inc. 1997 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), pursuant to which it has granted to eligible employees and non-employee directors stock options (SOs), restricted stock units (RSUs) and performance shares (PSUs).

The fair value of the RSUs and PSUs is calculated as the grant date fair value of the shares expected to be issued. The RSUs and PSUs granted in 2022, 2021 and 2020 entitle the grantee to receive dividend equivalents in the form of additional RSUs and PSUs subject to the same vesting conditions as the underlying RSUs and PSUs. For the grants made during 2022, 2021 and 2020, the fair value of a RSU and a PSU was calculated by using the closing stock price on the grant date and, with respect to a PSU, assumed target performance. The grant date fair value for the RSUs and PSUs granted during 2022 was approximately $5 million and approximately $8 million, respectively.

Pursuant to the Company’s non-employee director compensation policy effective May 1, 2022, the Company’s non-employee directors receive an annual RSU grant having a grant date value equal to $147,500 and the Chairman of the Board of Directors also receives an additional annual RSU grant having a grant date value equal to $85,000. All RSUs granted to non-employee directors vest in one installment on the earlier of the next AGM or the first anniversary of the grant date, in each case subject to the grantee’s continued service as a non-employee director on the vesting date with limited exceptions. The RSUs granted to the Company’s non-employee directors entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. The grant date fair value for the RSUs granted in 2022 to the Company’s non-employee directors was approximately $2 million.

The source of the shares issued upon vesting of awards is generally from treasury shares. The Stock Incentive Plan provides for the issuance of up to 9,585,055 common shares for awards. At December 31, 2022, 6,926,837 of these shares have been issued for awards and 2,658,218 shares remain available for future grants.

In 2015 and earlier, stock awards were granted in the form of SOs and RSUs. All SOs were granted for 10-year terms, had an exercise price equal to the fair market value per share of common stock at the date of grant, and became exercisable after one year of continued employment following the grant date. The average grant date fair values of SOs were calculated using the Black-Scholes valuation model. The Company used historical exercise data for determining the expected life assumption. Expected volatility was based on historical and implied volatility.

The Company recorded approximately $4 million, $10 million and $12 million stock-based compensation expense related to RSUs and PSUs for 2022, 2021 and 2020, respectively. The total compensation cost related to non-vested awards not yet recognized is $13 million for RSUs and PSs and the weighted average period over which this cost is expected to be recognized is approximately 1.7 years. There are no remaining unrecognized compensation costs associated with SOs.

Information on the number of RSUs, PSUs and SOs related to the Stock Incentive Plan during the period of 2020 to 2022 is as follows.

RSUs	2022	2021	2020
Weighted average fair value at grant date	$87.56	$94.01	$69.58

Outstanding at beginning of year	218,268	244,901	255,195
Granted	85,985	81,866	115,500
Shares issued	(84,848)	(99,399)	(105,750)
Cancelled/Forfeited/Expired	(18,641)	(9,100)	(20,044)
Outstanding at end of year	200,764	218,268	244,901

The aggregate intrinsic value for RSUs outstanding at December 31, 2022 was approximately $15 million.

PSUs	2022	2021	2020
Weighted average fair value at grant date	$88.05	$93.90	$69.86

Outstanding at beginning of year	179,311	158,128	76,321
Change in performance conditions	(69,924)	(44,385)	23,998
Granted	82,914	74,427	75,940
Shares issued	(64,397)	—	—
Cancelled/Forfeited/Expired	(26,076)	(8,859)	(18,131)
Outstanding at end of year	101,828	179,311	158,128

The PSUs granted include assumptions regarding the ultimate number of shares that will be issued based on the probability of achievement of the performance conditions. Changes in those assumptions result in changes in the estimated shares to be issued which is reflected in the “Change in performance conditions” line above.

SOs	Number of options	Weighted average exercise price
Outstanding at December 31, 2019	115,875	$66.70
Exercised	(14,238)	55.55
Spin conversion 1)	(11,462)	69.25
Outstanding at December 31, 2020	90,175	68.13
Exercised	(40,112)	67.49
Cancelled/Forfeited/Expired	(188)	51.74
Outstanding at December 31, 2021	49,875	68.71
Exercised	(8,614)	59.28
Cancelled/Forfeited/Expired	(10,150)	70.40
Outstanding at December 31, 2022	31,111	70.77

OPTIONS EXERCISABLE
At December 31, 2020	90,175	$68.13
At December 31, 2021	49,875	68.71
At December 31, 2022	31,111	70.77

1) Reflects the cancellation of SOs outstanding as of the effective date of the Veoneer spin-off, and the conversion to new awards in accordance with the conversion factor (1.41). The weighted average exercise price reflects the exercise price of the shares cancelled due to the Veoneer spin-off.

The following summarizes information about SOs outstanding and exercisable at December 31, 2022:

EXERCISE PRICE	Number outstanding & exercisable	Remaining contract life (in years)	Weighted average exercise price
$49.07	5,203	0.14	$49.07
$67.29	10,424	1.14	67.29
$80.40	15,484	2.13	80.40
	31,111	1.46	70.77

The total aggregate intrinsic value, which is the difference between the exercise price and $76.58 (closing price per share at December 31, 2022), for all “in the money” SOs, both outstanding and exercisable as of December 31, 2022, was immaterial.

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

As noted in Note 12 above, as of December 31, 2022, the Company has accrued $145 million for total product related liabilities. The majority of the total product liability accrual as of December 31, 2022, relates to recalls, which are generally covered by insurance. Insurance receivables for such recall related liabilities total $124 million as of December 31, 2022.

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

The Company believes the District Court’s verdict was in error, including the grossly high punitive damages award, and appealed the verdict.

The Company has determined that a loss with respect to this litigation is probable and has in the fourth quarter of 2021 accrued $14 million pursuant to ASC 450. The Company accrued an additional $5 million for the pre-judgement interest in the third quarter of 2022. The accrual is reflected in the total product liability accrual. This amount reflects the low end of the range of a probable loss of $18 million to $118 million. The accrual reflects the Company’s best estimate of the probable loss based on currently available information and does not include any amount for the punitive damages. It is reasonably possible that the Company may have to pay the entire damages awarded by the District Court. The Company believes that its insurance should cover all of the types of damages awarded by the District Court, and has therefore recognized a receivable, included within Other non-current assets on the Consolidated Balance Sheet at December 31, 2021, for the expected insurance proceeds. However, the extent of the Company's insurance coverage for punitive damages in this matter is uncertain and may be less than all of such punitive damages ultimately awarded. In the event all or a portion of the punitive damages award survives the Company's appeal, the Company will continue to engage with our insurance carriers and aggressively pursue all potential recoveries. The ultimate loss to the Company of the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

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

The table in Note 12 above summarizes the change in the balance sheet position of the product related liabilities for the fiscal year ended December 31, 2022.

18. Retirement Plans

DEFINED CONTRIBUTION PLANS

Many of the Company’s employees are covered by government sponsored pension and welfare programs. Under the terms of these programs, the Company makes periodic payments to various government agencies. In addition, in some countries the Company sponsors or participates in certain non-governmental defined contribution plans. Contributions to defined contribution plans for the years ended December 31, 2022, 2021 and 2020 were $29 million, $18 million and $15 million, respectively.

MULTIEMPLOYER PLANS

The Company participates in a multiemployer plan in Sweden. This ITP-2 plan is funded through Alecta and covers employees born before 1979, for whom it provides a final pay pension benefit based on all service with participating employers. The Company must pay for wage increases in excess of inflation on service earned with previous employers. The plan also provides disability and family benefits and is more than 100% funded. The Company´s contributions to this multiemployer plan for the years ended December 31, 2022, 2021 and 2020 were $6 million, $5 million and $4 million, respectively.

DEFINED BENEFIT PLANS

The Company has a number of defined benefit pension plans, both contributory and non-contributory, in the U.S., France, Germany, India, Japan, Mexico, Philippines, Poland, Sweden, South Korea, Thailand, Turkey and the United Kingdom. There are funded as well as unfunded plan arrangements which provide retirement benefits to both U.S. and non-U.S. participants.

The main plan is the U.S. plan for which the benefits are based on an average of the employee’s earnings in the years preceding retirement and on credited service. In a prior year, the Company closed participation in the Autoliv ASP, Inc. Pension Plan to exclude those employees hired after December 31, 2003. Within the U.S. there is also a non-qualified restoration plan that provides benefits to employees whose benefits in the primary U.S. plan are restricted by limitations on the compensation that can be considered in calculating their benefits. During December 2017 the Company amended the U.S. defined benefit pension plan, communicating a benefits freeze that will begin on December 31, 2021. Settlement accounting has been recognized each quarter in 2022 for the U.S. plans because the lump-sum payments made to plan participants during 2022 exceeded the sum of service cost and interest cost.

For the Company’s non-U.S. defined benefit plans the most significant individual plan is in the U.K. The Company has closed participation in the U.K. defined benefit plan to exclude all employees hired after April 30, 2003 with few members currently accruing benefits.

CHANGES IN BENEFIT OBLIGATIONS AND PLAN ASSETS FOR THE YEARS ENDED DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2022	2021	2022	2021
Benefit obligation at beginning of year	$381	$426	$260	$279
Service cost	—	8	9	12
Interest cost	12	10	6	5
Actuarial (gain) loss due to:
Change in discount rate	(111)	(17)	(65)	(22)
Experience	15	3	4	9
Other assumption changes	—	3	18	4
Benefits paid	(4)	(4)	(20)	(8)
Plan settlements/curtailments	(66)	(48)	(3)	(2)
Plan amendments	—	—	2	—
Other	—	—	—	(0)
Translation difference	—	—	(19)	(16)
Benefit obligation at end of year	$227	$381	$192	$260

Fair value of plan assets at beginning of year	$343	$355	$101	$103
Actual return on plan assets	(75)	25	(27)	1
Company contributions	3	15	19	11
Benefits paid	(4)	(4)	(20)	(8)
Plan settlements	(66)	(48)	—	(2)
Translation difference	—	—	(10)	(2)
Fair value of plan assets at end of year	$201	$343	$63	$101
Pension liability recognized in the balance sheet	$26	$38	$128	$159

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

COMPONENTS OF NET PERIODIC BENEFIT COST ASSOCIATED WITH THE DEFINED BENEFIT RETIREMENT PLANS FOR THE YEARS ENDED DECEMBER 31

	U.S.
(Dollars in millions)	2022	2021	2020
Service cost	$—	$8	$8
Interest cost	12	10	12
Expected return on plan assets	(14)	(18)	(16)
Amortization of actuarial loss	0	2	3
Settlement loss	6	5	7
Net periodic benefit cost	$4	$7	$13

	Non-U.S.
(Dollars in millions)	2022	2021	2020
Service cost	$9	$12	$12
Interest cost	6	5	6
Expected return on plan assets	(2)	(2)	(2)
Amortization of prior service costs	1	0	0
Amortization of actuarial loss	1	1	2
Settlement/curtailment (gain) loss	(8)	0	0
Net periodic benefit cost	$7	$17	$19

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

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS BEFORE TAX AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2022	2021	2022	2021
Net actuarial loss	$22	$35	$18	$30
Prior service cost	—	—	4	3
Total accumulated other comprehensive loss recognized in the balance sheet	$22	$35	$22	$33

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BEFORE TAX FOR THE YEARS ENDED DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2022	2021	2022	2021
Total retirement benefit recognized in accumulated other comprehensive loss at beginning of year	$35	$62	$33	$45
Net actuarial loss (gain)	(7)	(19)	(15)	(8)
Amortization or curtailment recognition of prior service credit (cost)	—	—	1	(0)
Amortization or settlement recognition of net gain (loss)	(6)	(7)	5	(2)
Translation difference	—	—	(2)	(2)
Total retirement benefit recognized in accumulated other comprehensive loss at end of year	$22	$35	$22	$33

The accumulated benefit obligation for the U.S. non-contributory defined benefit pension plans was $227 million and $381 million at December 31, 2022 and 2021, respectively. The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $154 million and $223 million at December 31, 2022 and 2021, respectively.

Pension plans for which the accumulated benefit obligation (ABO) is notably in excess of the plan assets reside in the following countries: U.S., Mexico, France, Germany, Japan, South Korea, Sweden, Thailand and Turkey.

PENSION PLANS FOR WHICH ABO EXCEEDS THE FAIR VALUE OF PLAN ASSETS AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2022	2021	2022	2021
Projected Benefit Obligation (PBO)	$227	$381	$134	$164
Accumulated Benefit Obligation (ABO)	227	381	102	132
Fair value of plan assets	201	343	2	4

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual net periodic benefit cost.

ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATIONS AS OF DECEMBER 31

	U.S.		Non-U.S.1)
(% Weighted average / % Range)	2022	2021	2022	2021
Discount rate	5.41	2.77	0.75-5.40	0.25-3.20
Rate of increases in compensation level	n/a	n/a	2.00-5.00	1.80-4.00

ASSUMPTIONS USED TO DETERMINE THE NET PERIODIC BENEFIT COST FOR THE YEARS ENDED DECEMBER 31

	U.S.
(% Weighted average)	2022	2021	2020
Discount rate	2.77	2.37	3.25
Rate of increases in compensation level	n/a	2.65	2.65
Expected long-term rate of return on assets	5.05	5.05	5.05

Non-U.S.1)
(% Range)	2022	2021	2020
Discount rate	0.25-3.20	0.25-2.70	0.25-2.70
Rate of increases in compensation level	1.80-4.00	1.80-4.00	2.00-5.00
Expected long-term rate of return on assets	1.70-2.20	1.40-2.25	1.50-2.25

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

The level of equity exposure is currently targeted at approximately 40% for the primary U.S. plan. The investment objective is to provide an attractive risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that Autoliv believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio. The Company has assumed a long-term rate of return on the U.S. plan assets of 5.05% for calculating the 2022 expense and 5.05% for calculating the 2023 expense.

The Company has assumed a long-term rate of return on the non-U.S. plan assets in a range of 1.70-2.20% for 2022. The closed U.K. plan, which has a targeted and actual allocation of almost 100% debt instruments, accounts for approximately 74% of the total non-U.S. plan assets.

Autoliv made contributions to the U.S. plan during 2022 and 2021 amounting to $3 million and $15 million, respectively. Contributions to the U.K. plan during 2022 and 2021 amounted to $2 million and $2 million, respectively. The Company expects to contribute $1 million to its U.S. pension plan in 2023 and is currently projecting a yearly funding at the same level in the years thereafter. For the UK pension plan, which is the most significant non-U.S. pension plan, the Company expects to contribute $2 million in 2023 and in the years thereafter.

FAIR VALUE OF TOTAL PLAN ASSETS FOR THE YEARS ENDED DECEMBER 31

	U.S.	U.S.		Non-U.S.
ASSETS CATEGORY (% Weighted average)	Target allocation	2022	2021	2022	2021
Equity securities %	40	23	42	0	0
Debt instruments %	60	76	57	60	76
Other assets %	—	1	1	40	24
Total %	100	100	100	100	100

The following table summarizes the fair value of the Company’s U.S. and non-U.S. defined benefit pension plan assets:

	Fair value measurement at December 31,
(Dollars in millions)	2022	2021
Assets
Non-U.S. Bonds
Corporate	$38	$77
Insurance Contracts	14	16
Other Investments	11	8
Assets at fair value Level 2	63	101
Investments measured at net asset value (NAV):
Common collective trusts	201	343
Total	$264	$444

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

PENSION BENEFITS EXPECTED PAYMENTS (dollars in millions)	U.S.	Non-U.S.
2023	$14	$10
2024	16	11
2025	17	11
2026	19	11
2027	19	12
Years 2028-2032	94	74

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company currently provides postretirement health care and life insurance benefits to a limited group of U.S. retirees.

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

As of December 31, 2022 and 2021, the benefit obligation for postretirement benefit plans other than pensions were $15 million and $21 million, respectively. The liability for postretirement benefits other than pensions is classified as other non-current liabilities in the balance sheet. The components of the net periodic benefit costs associated with these plans were immaterial for the years 2022, 2021 and 2020.

The average discount rate used to determine the U.S. postretirement benefit obligation was 5.39% in 2022 and 2.91% in 2021. The average discount rate used in determining the postretirement benefit cost was 2.91% in 2022, 2.60% in 2021 and 3.50% in 2020.

The accumulated other comprehensive income before tax associated with the postretirement benefit plans other than pensions recognized in the balance sheet as of December 31, 2022 and 2021 were $7 million and $3 million, respectively. The components of the accumulated other comprehensive income were immaterial for the years 2022 and 2021.

The estimated future benefit payments for the postretirement benefits, which reflect expected future service as appropriate, are expected to be immaterial for all the future years 2023-2032.

19. Related Party Transactions

Veoneer, Inc., was a related party until April 1, 2022. During the three months period ended March 31, 2022, when Veoneer was a related party, the Company's related party purchases from Veoneer amounted to $17 million. The related party purchases for the full year 2021 amounted to $69 million.

Amounts due to and due from related parties as of December 31, 2021 are summarized in the below table:

(Dollars in millions)	As of December 31, 2021
Related party receivables	$1
Related party payables1)	15
Related party accrued expenses1)	9

1) Included in Related party liabilities in the Consolidated Balance Sheet.

20. Segment Information

The Company has one operating segment which includes Autoliv’s airbag and seatbelt products and components. The operating results of the operating segment are regularly reviewed by the Company’s chief operating decision maker to assess the performance of the operating segment and make decisions about resources to be allocated to the operating segment.

The Company’s customers consist of all major European, U.S. and Asian automobile manufacturers. Sales to individual customers representing 10% or more of net sales were:

In 2022: Renault 11% (including Nissan and Mitsubishi), Stellantis 11% and VW 10%.

In 2021: Renault 13% (including Nissan and Mitsubishi), Stellantis 11% and VW 10%.

In 2020: Renault 13% (including Nissan and Mitsubishi) and VW 11% and Honda 10%.

NET SALES BY REGION (Dollars in millions)	2022	2021	2020
China	$1,883	$1,766	$1,541
Japan	686	733	733
Rest of Asia	952	908	769
Americas	2,967	2,535	2,337
Europe	2,355	2,289	2,067
Total	$8,842	$8,230	$7,447

The Company has attributed net sales to the geographic area based on the location of the entity selling the final product.

External sales in the U.S. amounted to $2,029 million, $1,724 million and $1,647 million in 2022, 2021 and 2020, respectively. Of the external sales, exports from the U.S. to other regions amounted to approximately $298 million, $280 million and $348 million in 2022, 2021 and 2020, respectively.

NET SALES BY PRODUCT (Dollars in millions)	2022	2021	2020
Airbag, Steering Wheels and Other1)	$5,807	$5,380	$4,824
Seatbelt Products1)	3,035	2,850	2,623
Total net sales	$8,842	$8,230	$7,447

1) Including Corporate and other sales.

LONG-LIVED ASSETS (Dollars in millions)	2022	2021
China	$581	$521
Japan	134	178
Rest of Asia	283	293
Americas	1,962	1,838
Europe	1,043	1,032
Total	$4,003	$3,862

Long-lived assets in the U.S. amounted to $1,626 million and $1,604 million for 2022 and 2021, respectively. For 2022 and 2021, $1,226 million and $1,227 million, respectively, of the long-lived assets in the U.S. refers to intangible assets, principally from acquisition goodwill.

21. Earnings Per Share

The computation of basic and diluted EPS under the two-class method were as follows (dollars and shares in millions):

	2022	2021	2020
Numerator: 1)
Net income attributable to common shareholders	$423	$435	$187
Denominator: 1)
Basic weighted average common stock	87.1	87.5	87.3
Added: Weighted average stock options/share awards	0.2	0.2	0.2
Diluted weighted average common stock	87.2	87.7	87.5

Basic EPS	$4.86	$4.97	$2.14
Diluted EPS	$4.85	$4.96	$2.14

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

Anti-dilutive shares outstanding for the years ended December 31, 2022, 2021 and 2020 were immaterial.

22. Subsequent Events

There were no reportable events subsequent to December 31, 2022.

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

Management assessed the effectiveness of Autoliv’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework).

Based on our assessment, we believe that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

(b) Attestation Report of the Registered Public Accounting Firm

Ernst & Young AB has issued an attestation report on the Company’s internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8. Financial Statements and Supplementary Data for the year ended December 31, 2022.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15-(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10. regarding executive officers, directors and nominees for election as directors of Autoliv, Autoliv’s Audit Committee, Autoliv’s code of ethics, and compliance with Section 16(A) of the Securities Exchange Act is incorporated herein by reference from the information under the captions “Executive Officers of the Company” and “Proposal 1: Election of Directors”, “Committees of the Board” and “Audit and Risk Committee Report”, “Corporate Governance Guidelines and Codes of Conduct”, and “Delinquent Section 16(a) Reports”, respectively, in the Company’s 2023 Proxy Statement. Information on Board meeting attendance is provided under the caption “Board Meetings” in the 2023 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11. regarding executive compensation for the year ended December 31, 2022 is included under the caption “Compensation Discussion and Analysis” in the 2023 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Leadership Development and Compensation Committee is included in the sections “Leadership Development and Compensation Committee Interlocks and Insider Participation” and “Leadership Development and Compensation Committee Report” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12. regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the 1997 Stock Incentive Plan

The following table provides information as of December 31, 2022, about the common stock that may be issued under the Autoliv, Inc. Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders (1)	333,703	$70.77	2,658,218
Equity compensation plans not approved by security holders	—	—	—
Total	333,703	$70.77	2,658,218

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding the Company’s policy and procedures concerning related party transactions is included under the caption “Related Person Transactions” in the 2023 Proxy Statement and is incorporated herein by reference. Information regarding director independence can be found under the caption “Board Independence” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of accounting services provided to Autoliv is included under the caption “Proposal 3. Ratification of Appointment of Independent Registered Public Accounting Firm Appointment” in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)
Documents Filed as Part of this Report
(1)
Financial Statements
(i)
Consolidated Statements of Income – Years ended December 31, 2022, 2021 and 2020;
(ii)
Consolidated Statements of Comprehensive Income – Years ended December 31, 2022, 2021 and 2020;
(iii)
Consolidated Balance Sheets – as of December 31, 2022 and 2021;
(iv)
Consolidated Statements of Cash Flows – Years ended December 31, 2022, 2021 and 2020;
(v)
Consolidated Statements of Total Equity – as of December 31, 2022, 2021 and 2020;
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

4.7	Description of Registrant´s Securities, incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2021).

4.8

Base Listing Particulars Agreement, dated February 22, 2022, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2022).

4.9

Amended and Restated Programme Agreement, dated February 22, 2022, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2022).

4.10

Amended and Restated Agency Agreement, dated February 22, 2022, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2022).

4.11	Description of Registrant´s Securities, incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2021)

10.1+

Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, incorporated herein by reference to Appendix A of the Definitive Proxy Statement of Autoliv, Inc. on Schedule 14A (filing date March 23, 2009).

10.2+

Amendment No. 1 to the Autoliv, Inc. 1997 Stock Incentive Plan as amended and restated on May 6, 2009, dated December 17, 2010, incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 23, 2011).

10.3+

Amendment No. 2 to the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated on May 6, 2009, dated May 8, 2012, incorporated herein by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 20, 2012).

10.4

Form of Note Purchase and Guaranty Agreement, dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

10.5

General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of May 30, 2018, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.6+

Amendment No. 3 to the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, dated April 24, 2017, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.7

Tax Matters Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-12933, filing date July 2, 2018).

10.8+

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Mikael Bratt, incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.9+

Employment Agreement, dated March 21, 2018 and effective as of June 29, 2018, by and between Autoliv, Inc. and Jordi Lombarte incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.10+

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Anthony J. Nellis, incorporated herein by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.11

Cooperation Agreement, dated March 1, 2019, between Autoliv, Inc. and Cevian Capital II GP Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 1, 2019).

10.12+

Employment Agreement, dated April 23, 2019, between Autoliv, Inc. and Frithjof Oldorff, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.13+

Employment Agreement, dated March 18, 2019, between Autoliv, Inc. and Christian Swahn, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.14+

Employment Agreement, dated February 15, 2019, between Autoliv, Inc. and Magnus Jarlegren, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.15

Form of Indemnification Agreement between Autoliv, Inc. and its directors and certain of its executive officers, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.16+

Employment Agreement, dated November 26, 2019 and effective as of March 1, 2020, between Autoliv, Inc. and Fredrik Westin, incorporated herein by reference to Exhibit 10.56 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 21, 2020).

10.17+

Employment Agreement, dated January 23, 2020, between Autoliv, Inc. and Svante Mogefors, incorporated herein by reference to Exhibit 10.58 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 21, 2020).

10.18+

Form of Employee restricted stock units grant agreement (2020) to be used the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

10.19+

Form of Employee performance share units grant agreement (2020) to be used under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

10.20

Facility Agreement, dated May 28, 2020, by and among Autoliv AB, as borrower, Autoliv, Inc. and Autoliv ASP, as guarantors, and AB Svensk Exportkredit, as lender, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.21+

Form of Non-Employee Directors 2020 restricted stock units grant agreement under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.22+

Employment Agreement, dated May 20, 2020 and effective as of July 1, 2020, between Autoliv, Inc. and Per Ericson, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.23+

Employment Agreement, dated June 8, 2020 and effective as of June 15, 2020, by between Autoliv, Inc. and Kevin Fox, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.24+

Employment Agreement, effective as of August 17, 2020, by and between Autoliv AB and Mikael Hagström incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 23, 2020).

10.25+*	Amendment No. 1, effective as of July 1, 2020, to Employment Agreement, effective March 21, 2018, by and between Autoliv Inc. and Jordi Lombarte.

10.26+

Amendment No. 2, effective as of March 9, 2021, to Employment Agreement, effective March 21, 2018, by and between Autoliv Inc. and Jordi Lombarte incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.27+

Employment Agreement, dated October 1, 2020 and effective as of November 1, 2020, by and between Autoliv Inc. and Colin Naughton incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.28+

Form of Employee restricted stock units grant agreement (2021) to be used under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.29+

Form of Employee performance share units grant agreement (2021) to be used the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.30+

Amendment No. 1, effective as of April 1, 2021, to Employment Agreement, effective March 18, 2019, by and between Autoliv Inc. and Christian Swahn incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.31+

Employment Agreement, dated December 14, 2021 and effective as of January 19, 2021, by and between Autoliv Inc. and Sng Yih incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2022).

10.32+

Form of Employee restricted stock units grant agreement (2022) to be used under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2022).

10.33+

Form of Employee performance share units grant agreement (2022) to be used promised under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2022).

10.34

Facilities Agreement, dated May 23, 2022, among Autoliv, Inc., Autoliv ASP, Inc., Citibank, N.A., London Branch, Mizuho Bank, Ltd., Skandinaviska Enskilda Banken AB (publ), and the other parties and lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 22, 2022).

10.35+

Form of Non-Employee Directors restricted stock units grant agreement (2022) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 22, 2022).

10.36+

Autoliv, Inc. Non-employee Director Compensation Policy, effective November 1, 2022 incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 21, 2022).

10.37+*	Employment Agreement, dated December 1, 2022 and effective as of January 15, 2023, by and between Autoliv, Inc. and Jonas Jademyr.

10.38+*	Amendment, dated and effective December 5, 2022, to Employment Agreement, effective as of January 23, 2020, by and between Autoliv, Inc. and Svante Mogefors.

21*	Autoliv’s List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

+ Management contract or compensatory plan.

† Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 16, 2023.

AUTOLIV, INC.
(Registrant)

By	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 16, 2023.

Title	Name

Chairman of the Board of Directors	/s/ Jan Carlson
Jan Carlson

Chief Executive Officer and President (Principal Executive Officer)	/s/ Mikael Bratt
and Director	Mikael Bratt

Chief Financial Officer	/s/ Fredrik Westin
(Principal Financial and Principal Accounting Officer)	Fredrik Westin

Director	/s/ Laurie Brlas
Laurie Brlas

Director	/s/ Hasse Johansson
Hasse Johansson

Director	/s/ Leif Johansson
Leif Johansson

Director	/s/ Franz-Josef Kortüm
Franz-Josef Kortüm

Director	/s/ Frédéric Lissalde
Frédéric Lissalde

Director	/s/ Xiaozhi Liu
Xiaozhi Liu

Director	/s/ Gustav Lundgren
Gustav Lundgren

Director	/s/ Martin Lundstedt
Martin Lundstedt

Director	/s/ Thaddeus Senko
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

This 10-K includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, January 2022. All rights reserved. S&P Global is a global supplier of independent industry information. The permission to use S&P Global copyrighted reports, data and information does not constitute an endorsement or approval by S&P Global of the manner, format, context, content, conclusion, opinion or viewpoint in which S&P Global reports, data and information or its derivations are used or referenced herein.

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