Form 10-Q
period 2023-03-31
AUTOLIV INC
filed 2023-04-21
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 17, 2023, there were 85,829,804 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions, including inflation; the impacts of the coronavirus (COVID-19) pandemic on the Company’s financial condition, business operations, operating costs, liquidity, competition and the global economy; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions, including port, transportation and distribution delays or interruptions; supply chain disruptions and component shortages specific to the automotive industry or the Company; disruptions and impacts relating to the ongoing conflict between Russia and Ukraine; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignments: restructuring and cost reduction and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing and other negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgements or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; our ability to meet our sustainability targets, goals and commitments; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$2,493	$2,124
Cost of sales	(2,113)	(1,836)
Gross profit	379	288
Selling, general and administrative expenses	(132)	(115)
Research, development and engineering expenses, net	(116)	(107)
Amortization of intangibles	(0)	(1)
Other income (expense), net1)	(4)	70
Operating income	127	134
Income from equity method investment	2	1
Interest income	2	1
Interest expense	(19)	(13)
Other non-operating items, net	(2)	(4)
Income before income taxes	109	119
Income tax expense	(34)	(36)
Net income2)	74	83
Less: Net income attributable to non-controlling interest	0	0
Net income attributable to controlling interest	$74	$83

Net earnings per share – basic	$0.86	$0.95
Net earnings per share – diluted	$0.86	$0.94

Weighted average number of shares outstanding, net of treasury shares (in millions)	86.1	87.5
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	86.3	87.8

Cash dividend per share – declared	$0.66	$0.64
Cash dividend per share – paid	$0.66	$0.64

1) The three months period ending March 31, 2022, includes a gain on sale of property of $80 million in Japan.

2) For the three months period ended March 31, 2023 and March 31, 2022, the aggregate transaction gain (loss) included in net income for the period were $(5) million and $(6) million, respectively.

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$74	$83
Other comprehensive income before tax:
Change in cumulative translation adjustments	36	6
Net change in unrealized components of defined benefit plans	(0)	12
Other comprehensive income, before tax	35	18
Tax effect allocated to other comprehensive income	0	(4)
Other comprehensive income, net of tax	35	14
Comprehensive income	110	98
Less: Comprehensive income attributable to non-controlling interest	0	0
Comprehensive income attributable to controlling interest	$110	$97

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$713	$594
Receivables, net	2,106	1,907
Inventories, net	986	969
Prepaid expenses and accrued income	166	160
Other current assets	90	84
Total current assets	4,061	3,714
Property, plant and equipment, net	2,045	1,960
Operating lease right-of-use assets	169	160
Goodwill	1,376	1,375
Intangible assets, net	7	7
Other non-current assets	528	502
Total assets	8,185	7,717

Liabilities and equity
Short-term debt	577	711
Accounts payable	1,683	1,693
Accrued expenses	969	915
Operating lease liabilities - current	41	39
Other current liabilities	258	283
Total current liabilities	3,529	3,642
Long-term debt	1,601	1,054
Pension liability	159	154
Operating lease liabilities - non-current	127	119
Other non-current liabilities	128	121
Total non-current liabilities	2,015	1,450
Common stock	91	91
Additional paid-in capital	1,105	1,113
Retained earnings	2,295	2,310
Accumulated other comprehensive loss	(487)	(522)
Treasury stock	(376)	(379)
Total controlling interest's equity	2,627	2,613
Non-controlling interest	14	13
Total equity	2,641	2,626
Total liabilities and equity	$8,185	$7,717

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$74	$83
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	92	95
Gain on divestiture of property	—	(80)
Other, net	(10)	(11)
Net change in operating assets and liabilities	(202)	(18)
Net cash (used in) provided by operating activities	(46)	70

Investing activities
Expenditures for property, plant and equipment	(144)	(112)
Proceeds from sale of property, plant and equipment	0	95
Net cash used in investing activities	(143)	(17)

Financing activities
Net (decrease) increase in short-term debt	(135)	9
Proceeds from long-term debt	533	—
Repayment of long-term debt	—	(10)
Dividends paid	(57)	(56)
Stock repurchased	(42)	(18)
Common stock options exercised	0	0
Net cash provided by (used in) financing activities	300	(74)
Effect of exchange rate changes on cash and cash equivalents	7	(11)
Net increase (decrease) in cash and cash equivalents	119	(31)
Cash and cash equivalents at beginning of period	594	969
Cash and cash equivalents at end of period	$713	$938

See Notes to unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2022	$91	$1,113	$2,310	$(522)	$(379)	$2,613	$13	$2,626
Comprehensive Income:
Net income			74			74	0	74
Foreign currency translation adjustment				36		36	0	36
Pension liability				(0)		(0)		(0)
Total Comprehensive Income	—	—	74	35	—	110	0	110
Stock repurchased and retired	(0)	(9)	(33)		(0)	(42)		(42)
Stock-based compensation					3	3		3
Cash dividends declared			(57)			(57)		(57)
Balances at March 31, 2023	$91	$1,105	$2,295	$(487)	$(376)	$2,627	$14	$2,641

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2021	$103	$1,329	$2,742	$(408)	$(1,133)	$2,633	$15	$2,648
Comprehensive Loss:
Net income			83			83	0	83
Foreign currency translation adjustment				6		6	0	6
Pension liability				8		8		8
Total Comprehensive Income	—	—	83	14	—	97	0	98
Retired and repurchased shared	(0)	(4)	(13)			(18)		(18)
Stock-based compensation					2	2		2
Cash dividends declared			(56)			(56)		(56)
Balances at March 31, 2022	$103	$1,325	$2,755	$(393)	$(1,131)	$2,659	$15	$2,674

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2023

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited consolidated financial statements and all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2023.

The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements.

The Company has one reportable segment, which includes Autoliv’s airbag and seatbelt products and components.

Certain amounts in the condensed consolidated financial statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts. Certain amounts in prior periods have been reclassified to conform to current year presentation.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023.

2. NEW ACCOUNTING STANDARDS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).

Adoption of new accounting standards

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50), Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. During the fiscal year of adoption, the information on the key terms of the programs and the balance sheet presentation of the program obligations, which are annual disclosure requirements, should be disclosed in each interim period. The amendments in this update should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on roll-forward information, which should be applied prospectively.

The Company adopted ASU 2022-04 as of January 1, 2023. The Company has an agreement with an external payment service provider to facilitate the payments to certain suppliers. The outstanding obligations confirmed towards the external payment service provider are recorded in Accounts Payable in the Condensed Consolidated Balance Sheet until payment has been effected. The Company has undertaken to make sure the payment is effected on the original invoice maturity date. The payment terms range between 30 days and 165 days, with a weighted average of 130 days.

The roll-forward of the Company's outstanding obligations confirmed as valid under its supplier finance program for the three month period ended March 31, 2023 is as follows (dollars in millions):

	As of
	March 31, 2023	December 31, 2022
Confirmed obligations outstanding at beginning of the period	$314	n/a
Invoices confirmed during the period	335	n/a
Confirmed invoices paid during the period	(362)	n/a
Confirmed obligations outstanding at end of the period1)	$287	$314

1) Amount of obligations confirmed under the program that remains unpaid by the Company is reported as Accounts Payable in the Condensed Consolidated Balance Sheet.

Accounting standards issued but not yet adopted

None.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of March 31, 2023 or December 31, 2022 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of March 31, 2023 and December 31, 2022 were foreign exchange swaps.

For the three months period ended March 31, 2023 and March 31, 2022, the gains (losses) recognized in other non-operating items, net were $(5) million and $9 million, respectively, for derivative instruments not designated as hedging instruments. The realized part of the losses referred to above is reported under financing activities in the statement of cash flows.

For the three months period ended March 31, 2023 and March 31, 2022, the gains (losses) recognized as interest expense were immaterial.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	March 31, 2023						December 31, 2022
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$2,688	1)	$33	2)	$17	3)	$2,616	4)	$22	5)	$15	6)
Total derivatives not designated as hedging instruments	$2,688		$33		$17		$2,616		$22		$15

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $2,688 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $33 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $17 million.

4) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $2,616 million.

5) Net amount after deducting for offsetting swaps under ISDA agreements is $22 million.

6) Net amount after deducting for offsetting swaps under ISDA agreements is $15 million.

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

During the first quarter of 2023, the Company issued a five year €500 million Eurobond. These notes were issued as green bonds.

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	March 31, 2023		December 31, 2022
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,311	$1,298	$767	$735
Loans	290	294	287	292
Total long-term debt	1,601	1,592	1,054	1,027

Short-term debt
Short-term portion of long-term debt	545	541	533	527
Overdrafts and other short-term debt	33	33	178	178
Total short-term debt	$577	$574	$711	$705

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

For the three months period ended March 31, 2023 and March 31, 2022, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended March 31, 2023 was 31.6% compared to 30.3% for the three months period ended March 31, 2022. Discrete tax items, net for the three months period ended March 31, 2023 had an unfavorable impact of 0.8%. Discrete tax items, net for the three months period ended March 31, 2022 had an unfavorable impact of 0.6%.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and non-U.S. jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. federal income tax authorities for years prior to 2015. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2012.

As of March 31, 2023, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the three months period ended March 31, 2023, the Company recorded a net increase of $2 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. Of the total unrecognized tax benefits of $48 million recorded as of March 31, 2023, $12 million is classified as current tax payable within Other current liabilities and $36 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	March 31, 2023	December 31, 2022
Raw materials	$449	$445
Work in progress	356	350
Finished products	273	265
Inventories	1,078	1,060
Inventory valuation reserve	(92)	(91)
Total inventories, net of reserve	$986	$969

6. RESTRUCTURING

As of March 31, 2023, approximately $9 million out of the $29 million in total reserve balance can be attributed to footprint optimization activities in Europe initiated in the third quarter of 2020. These activities are expected to be concluded in 2023. The cash payments for the three months period ended March 31, 2023 relate to restructuring activities in Europe. The provision charge and cash payments for the three months period ended March 31, 2022 mainly related to footprint optimization activities in Asia.

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

	Three Months Ended March 31,
	2023	2022
Reserve at beginning of the period	$32	$88
Provision - charge	2	12
Provision - reversal	(0)	(0)
Cash payments	(5)	(41)
Translation difference	1	(1)
Reserve at end of the period	$29	$58

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

For the three months period ended March 31, 2023, provisions and cash payments primarily relate to warranty related issues. For the three months period ended March 31, 2022, provisions and cash payments primarily related to warranty related issues. As of March 31, 2023, the reserve for product related liabilities mainly relate to recall related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). The reserve for product related liabilities is included in accrued expenses and Other non-current liabilities on the Condensed Consolidated Balance Sheets. A majority of the Company’s product-related liabilities as of March 31, 2023 are covered by insurance. Insurance receivables are included within Other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2023, the Company had total insurance receivables of $140 million.

	Three Months Ended March 31,
	2023	2022
Reserve at beginning of the period	$145	$144
Change in reserve	1	9
Cash payments	(5)	(3)
Translation difference	0	(0)
Reserve at end of the period	$141	$150

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

U.S. Plans	Three Months Ended March 31,
	2023	2022
Interest cost	$3	$2
Expected return on plan assets	(2)	(4)
Amortization of actuarial loss	0	0
Settlement loss	0	1
Net periodic benefit cost	$1	$(1)

Non-U.S. Plans	Three Months Ended March 31,
	2023	2022
Service cost	$2	$3
Interest cost	2	1
Expected return on plan assets	(1)	(0)
Amortization of actuarial loss	0	0
Settlement gain	—	(1)
Net periodic benefit cost	$3	$3

The Service cost component in the table above is reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components - Interest cost, Expected return on plan assets, Amortization of actuarial loss, Settlement loss (gain) and Curtailment gain - are reported as Other non-operating items, net in the Consolidated Statements of Income.

Settlement accounting has been triggered for the primary U.S. pension plan in the first quarter of 2023 because the lump-sum payments made during the quarter exceeded the sum of Service cost and Interest cost for this U.S. plan. Due to the settlement accounting, the obligation and plan assets for the primary U.S. plan have been re-measured as of March 31, 2023, which resulted in an immaterial change in the net pension liability compared to December 31, 2022. The discount rate used to determine the U.S. net periodic benefit cost because of the re-measurement was changed from 5.41% to 5.09% in the first quarter of 2023. The expected long-term rate of return on plan asset is unchanged at 5.05%.

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

Product Liability:

On September 18, 2014, Jamie Andrews filed a wrongful death products liability suit against several Autoliv entities stemming from a fatal car accident in 2013 where the plaintiff’s husband was fatally injured. The lawsuit alleges that Autoliv should be liable for a defectively-designed driver seatbelt. The case was removed to the United States District Court for the Northern District of Georgia. The suit originally included Bosch and Mazda entities as well, but these entities were dismissed pursuant to confidential settlement agreements with the plaintiff, and all of the Autoliv entities except Autoliv Japan Ltd. were also dismissed. On January 10, 2017, the District Court entered an order granting summary judgment in favor of Autoliv, concluding that Autoliv was not actively involved in the design of Mr. Andrews’s seatbelt and, therefore, should not be liable for plaintiff’s claims as a matter of law. However, on appeal, the Eleventh Circuit Court of Appeals reversed the decision, holding that, under Georgia’s products liability statute, Autoliv could be liable for a design defect associated with the seatbelt, regardless of its level of involvement in the seatbelt’s ultimate design, because Autoliv manufactured it. On October 4, 2021, the case proceeded to a bench trial before the United States District Court for the Northern District of Georgia. On December 31, 2021, the District Court entered a Final Order and Judgment concluding that Mr. Andrews’s seatbelt was defectively designed and Autoliv was strictly liable for the design. In doing so, the District Court concluded that Mr. Andrews had incurred $27,019,343 in compensatory damages, but only ordered Autoliv to pay 50 percent of that amount, $13,509,671 after finding that 50 percent of the fault for Mr. Andrews’s damages should be apportioned to Mazda. The Court declined to apportion any fault for Mr. Andrews’s damages to Mr. Andrews or Bosch. The District Court also entered an award of punitive damages against Autoliv in the amount of $100,000,000. Subsequently, on September 30, 2022, the District Court awarded pre-judgment interest on the compensatory damages award of approximately $4,734,350.

The Company believes the District Court's verdict was in error, including the grossly high punitive damages award, and appealed the verdict. Ms. Andrews has also initiated a cross-appeal.

The Company has determined that a loss with respect to this litigation is probable and has in the fourth quarter of 2021 accrued $14 million pursuant to ASC 450. The Company accrued an additional $5 million for the pre-judgement interest in the third quarter of 2022. The accrual is reflected in the total product liability accrual. This amount reflects the low end of the range of a probable loss of $18 million to $118 million. The accrual reflects the Company’s best estimate of the probable loss based on currently available information and does not include any amount for the punitive damages. It is reasonably possible that the Company may have to pay the entire damages awarded by the District Court. The Company believes that its insurance should cover all of the types of damages awarded by the District Court, and has therefore recognized a receivable, included within Other non-current assets on the Consolidated Balance Sheets for the expected insurance proceeds. However, the extent of the Company's insurance coverage for punitive damages in this matter is uncertain and may be less than all of such punitive damages ultimately awarded. In the event all or a portion of the punitive damages award survives the Company's appeal, the Company will continue to engage with its insurance carriers and aggressively pursue all potential recoveries. The ultimate loss to the Company of the litigation matter could be materially different from the amount the Company has accrued. The Company cannot predict or estimate the duration or ultimate outcome of this matter.

Specific Recalls:

In the fourth quarter of 2020, the Company was made aware of a potential recall by American Honda Motor Co. and the recall of approximately 449,000 vehicles relating to the malfunction of front seat belt buckles was announced on March 9, 2023 (the “Honda Buckle Recall”). The Company determined pursuant to ASC 450 that a loss with respect to the Honda Buckle Recall is probable and accrued an amount that is reflected in the total product liability accrual in the fourth quarter of 2020 and increased the accrual in the fourth quarter of 2021. The amount by which the product liability accrual exceeds the product liability insurance receivable with respect to the Honda Buckle Recall is $27 million and includes self-insurance retention costs and deductibles. The ultimate loss to the Company of the Honda Buckle Recall could be materially different from the amount the Company has accrued.

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

The table in Note 7 above summarizes the change in the balance sheet position of the product-related liabilities.

10. STOCK INCENTIVE PLAN

Eligible employees and non-employee directors of the Company participate in the Autoliv, Inc.1997 Stock Incentive Plan, as amended, (“the Plan”), and receive Autoliv stock-based awards which include stock options (“SOs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”).

For the three months period ended March 31, 2023, the Company recorded approximately $3 million in stock-based compensation expense related to RSUs and PSUs. For the three months period ended March 31, 2022, the Company recorded approximately $2 million in stock-based compensation expense related to RSUs and PSUs.

During the three months period ended March 31, 2023, approximately 92 thousand shares of common stock from the treasury stock were utilized by the Plan. During the three months period ended March 31, 2022, approximately 122 thousand of common stock from the treasury stock were utilized by the Plan.

11. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is set forth in the table below. Anti-dilutive shares outstanding were immaterial for all periods presented below.

	Three Months Ended March 31,
(In millions, except per share amounts)	2023	2022
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$74	$83
Denominator:
Basic: Weighted average common stock	86.1	87.5
Add: Weighted average stock options/share awards	0.2	0.2
Diluted weighted average common stock:	86.3	87.8

Net earnings per share - basic	$0.86	$0.95

Net earnings per share - diluted	$0.86	$0.94

12. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three months period ended March 31, 2023 and 2022 were as follows (dollars in millions).

Net Sales by Products	Three Months Ended March 31,
	2023	2022
Airbags, Steering Wheels and Other1)	$1,673	$1,381
Seatbelt Products1)	820	744
Total net sales	$2,493	$2,124

Net Sales by Region	Three Months Ended March 31,
	2023	2022
China	$453	$447
Asia, excluding China	483	410
Americas	831	692
Europe	725	575
Total net sales	$2,493	$2,124

1) Including Corporate and other sales.

Contract Balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three months period ended March 31, 2023 and March 31, 2022, were not material in any period.

13. SUBSEQUENT EVENTS

There were no reportable events subsequent to March 31, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission (the “SEC”) on February 16, 2023. Unless otherwise noted, all dollar amounts are in millions.

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

EXECUTIVE OVERVIEW

The Company is pleased with its strong sales growth, supported by product launches and price increases, and that the Company outperformed LVP in all regions significantly. The operating margin impact of the strong sales growth was lower than it should be in the quarter. This is because new product launches normally have lower operating leverage initially. As production ramps up and stabilizes, operating leverage is expected to improve. Together with the Company's actions for cost reductions and price adjustments, this will give the significant full year profit improvement that the Company expects.

The operating environment in the first quarter of 2023 was, as expected, challenging, especially in Europe. The Company reported an adjusted operating margin in line with prior communication.

Other highlights from the quarter were that the Company's balance sheet and expected cash flow allowed for continued high shareholder returns, and that the Company issued its first ever green bond. The Company expects a strong full year cash flow, although its cash flow was temporarily week in the first quarter due to strong sales growth in March.

The Company saw continued updates of crash test standards and safety regulations in the U.S. and in India which will support continued increase in safety content per vehicle. The Company's market position is strong and is investing for increased production with a new textile facility in Vietnam. The Company also continues to look for ways to improve its footprint and to reduce its costs structurally.

The year has so far developed as expected. Like last year, inflationary pressure impacted the first quarter significantly, and in line with last year, the Company expects to offset this during the rest of the year through productivity, cost reduction actions and price adjustments.

This supports the Company's confidence in expecting a gradually improving adjusted operating margin, which should allow the Company to deliver a significant full year increase in cash flow and adjusted operating income and to reach the full year indications the Company set at the beginning of the year.

Financial highlights in the three months period ended March 31, 2023

Change figures below compare to the same period of the previous year, except when stated otherwise.

$2,493 net sales

17% net sales increase

21% organic sales increase (Non-U.S. GAAP measure, see reconciliation table below)

5.1% operating margin

5.3% adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below)

$0.86 EPS - 9% decrease

$0.90 adjusted EPS (Non-U.S. GAAP measure, see reconciliation table below) - 99% increase

Key business developments in the three months period ended March 31, 2023

Change figures below compare to the same period of the previous year, except when stated otherwise.

Sales increased organically (Non-U.S. GAAP measure, see reconciliation table below) by 21%, which was 15pp better than global LVP growth of 6.1% (S&P Global, April 2023). The Company outperformed significantly in all regions, mainly due to new product launches and higher prices.

Profitability in line with the Company's indication, positively impacted by price increases, organic growth and the Company's cost reduction activities. Operating income was $127 million and operating margin was 5.1%. Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) improved from $68 million to $131 million and adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below) increased from 3.2% to 5.3%, despite inflationary pressure, volatile LVP and adverse FX effects. Return on capital employed was 13.0% and adjusted return on capital employed (Non-U.S. GAAP measure, see reconciliation table below) was 13.4%.

Operating cash flow decreased from $70 million to negative $46 million, driven mainly by negative working capital effects due to the high sales growth. Free cash flow (Non-U.S. GAAP measure, see calculation table below) decreased to negative $189 million, as capex, net, increased due to capacity expansions and footprint activities. The leverage ratio (Non-U.S. GAAP measure, see calculation table below) increased from 1.4x in the fourth quarter 2022 to 1.6x, impacted by higher net debt. A dividend of $0.66 per share was paid, and 0.45 million shares were repurchased and retired in the quarter.

Business and market condition update

Supply Chain

Global light vehicle production growth year-over-year was around 6.1% (according to S&P Global April 2023) in Q1 2023, negatively impacted by industry supply chain disruptions. Industry supply chain disruptions also led to low customer demand visibility and material changes to customer call-offs with short notice, which negatively impacted our production efficiency and profitability in the quarter. The Company expects the current industry-wide supply chain disruptions to be a limiting factor for the global LVP in the first half year of 2023, while the Company expects that demand and supply will be in a better balance in the second half of 2023.

Inflation

In Q1 2023, cost pressures from labor, logistics, utilities and other items had a negative impact on our profitability. Rising raw material costs amounted to around 0.5pp in operating margin headwind in Q1 2023, which was largely offset by commercial customer recoveries. The Company expects the raw material price changes in 2023 will to a large extent be reflected in price changes in its products, albeit with delays of several months. The Company also expects significant cost pressure from broad based inflation relating to labor, logistics, utilities and other items, especially in Europe. The Company continues to execute on productivity and cost reduction activities to offset these cost pressures, and is continuing to have challenging discussions with its customers on non-raw material cost inflation.

Other matters

Direct COVID-19 related costs and governmental support in connection with the COVID-19 pandemic were immaterial in the first quarter of 2023.

The direct impact of the war in Ukraine on our business is limited. Autoliv has one facility with fewer than 20 employees in Russia. The Company's operations in Russia are currently suspended. Autoliv net assets in Russia consist of USD cash items, which amount to around $3 million. Autoliv has no operations in Ukraine.

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

The Company's management uses the Return on capital employed (ROCE) and Return on total equity (ROE) measures for purposes of comparing its financial performance with the financial performance of other companies in the industry and providing useful information regarding the factors and trends affecting the Company’s business. As used by the Company, ROCE is annualized operating income and income from equity method investments relative to average capital employed. The Company believes ROCE is a useful indicator of long-term performance both absolute and relative to the Company's peers as it allows for a comparison of the profitability of the Company’s capital employed in its business relative to that of its peers.

ROE is the ratio of annualized income (loss) relative to average total equity for the periods presented. The Company’s management believes that ROE is a useful indicator of how well management creates value for its shareholders through its operating activities and its capital management.

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended
	or As of March 31,
	2023	2022
Total parent shareholders’ equity per share	$30.61	$30.43
Capital employed 1)	4,118	3,731
Net debt 2)	1,477	1,057

Trade working capital8)	1,409	1,352
Trade working capital relative to sales, %9)	14.1%	15.9%
Receivables outstanding relative to sales, %10)	21.1%	21.5%
Inventory outstanding relative to sales, %11)	9.9%	10.7%
Payables outstanding relative to sales, %12)	16.9%	16.3%

Gross margin, % 3)	15.2%	13.6%
Operating margin, % 4)	5.1%	6.3%

Return on total equity, % 5)	11.3%	12.5%
Return on capital employed, % 6)	13.0%	14.6%

Headcount at period-end 7)	71,300	64,800

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

three months period ended March 31, 2023 COMPARED WITH three months period ended March 31, 2022

Consolidated Sales Development

(dollars in millions)

	Three Months Ended March 31,			Components of change in net sales
	2023	2022	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$1,673	$1,381	21%	(3.6)%	25%
Seatbelt products 2)	820	744	10%	(3.5)%	14%
Total	$2,493	$2,124	17%	(3.6)%	21%

Asia	$936	$857	9.2%	(7.8)%	17%
Whereof: China	453	447	1.2%	(7.2)%	8.4%
Asia excl. China	483	410	18%	(8.4)%	26%
Americas	831	692	20%	2.4%	18%
Europe	725	575	26%	(4.6)%	31%
Total	$2,493	$2,124	17%	(3.6)%	21%

1) Effects from currency translations.

2) Including Corporate and Other sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

All major product categories increased organically (Non-U.S. GAAP measure) in the quarter. The largest contributor to the increase was inflatable curtains and steering wheels, followed by side airbags and passenger airbags.

Sales by product - Seatbelts

The main contributor to Seatbelt products organic growth (Non-U.S. GAAP measure) was Europe, followed by Asia excluding China and Americas.

Sales by region

The Company's global organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 21% compared to the global LVP increase of 6.1% (according to S&P Global, April 2023). The 15pp outperformance was driven by new product launches, price increases and a positive geographical LVP mix development. Autoliv outperformed LVP by around 16pp in China, by around 14pp in Europe and in Asia excl. China and by around 7pp in Americas.

First quarter of 2023 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	18%	31%	8.4%	26%	21%
Main growth drivers	Honda, Nissan, GM	VW, Stellantis, Renault	Lixiang Auto, Honda, BYD	Hyundia, Toyota, Nissan	Honda, Hyundai, VW
Main decline drivers	Ford, BMW	Mitsubishi	Nissan, GM, Xpeng		Ford, Xpeng, Great Wall

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change three months period ended March 31, 2023 versus three months period ended March 31, 2022

	Americas	Europe	China	Asia excl. China	Global
LVP1)	11%	17%	(7.5)%	12%	6.1%

1) Source: S&P Global, April 2023.

Earnings

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2023	2022	Change
Net Sales	$2,493	$2,124	17%
Gross profit	379	288	32%
% of sales	15.2%	13.6%	1.6	pp
S, G&A	(132)	(115)	14%
% of sales	(5.3)%	(5.4)%	0.1	pp
R, D&E, net	(116)	(107)	8.7%
% of sales	(4.7)%	(5.0)%	0.4	pp
Amortization of Intangibles	(0)	(1)	(70)%
Other income (expense), net	(4)	70	n/a
Operating income	127	134	(5.4)%
% of sales	5.1%	6.3%	(1.2)pp
Adjusted operating income1)	131	68	93%
% of sales	5.3%	3.2%	2.1	pp
Financial and non-operating items, net	(18)	(15)	22%
Income before taxes	109	119	(8.8)%
Income taxes	(34)	(36)	(5.0)%
Tax rate	31.6%	30.3%	1.3	pp
Net income	74	83	(11)%
Earnings per share, diluted2)	0.86	0.94	(8.8)%
Adjusted earnings per share, diluted1,2)	0.90	0.45	99%

1) Non-U.S. GAAP measure, excluding effects from capacity alignment, including gain on sale of property in the first quarter of 2022, and antitrust related matters.

2) Assuming dilution, when applicable, and net of treasury shares.

First quarter of 2023 development

Gross profit increased by $91 million and the gross margin increased by 1.6pp compared to the same quarter 2022. The gross profit increase was primarily driven by price increases, volume growth and lower costs for premium freight. This was partly offset by increased costs for personnel to manage the high customer call-off volatility as well as to prepare for higher sales levels expected in coming quarters. Other adverse effects were higher costs for raw materials and unfavorable foreign currency translation effects.

S,G&A costs increased by $16 million compared to the prior year, mainly due to increased costs for personnel and projects, partly offset by positive currency translation effects. S,G&A costs in relation to sales decreased from 5.4% to 5.3%.

R,D&E, net costs increased by around $9 million compared to the prior year, mainly due to higher costs for personnel, partly offset by positive foreign currency translation effects. R,D&E, net, in relation to sales decreased from 5.0% to 4.7%.

Other income (expense), net was negative $4 million compared to $70 million in the prior year. The prior year was positively impacted by around $80 million from the sale of a property in Japan.

Operating income decreased by $7 million compared to the same period in 2022, mainly as a consequence of the change in Other income (expense) and the higher costs for S,G&A and R,D&E, net, partly offset by the higher gross profit.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by $63 million compared to the prior year, mainly due to higher gross profit, partly offset by the higher costs for S,G&A and R,D&E, net.

Financial and non-operating items, net, was negative $18 million compared to negative $15 million a year earlier, mainly due to increased interest expense as an effect of higher debt and higher interest rates.

Income before taxes decreased by $11 million compared to the prior year, mainly due to the lower operating income.

Tax rate was 31.6% compared to 30.3% in the same period last year. Discrete tax items, net, increased the tax rate this quarter by 0.8pp. Discrete tax items increased the tax rate by 0.6pp in the same period last year.

Earnings per share, diluted decreased by $0.08 compared to a year earlier. The main drivers were $0.52 from capacity alignments and $0.05 from taxes, partly offset by $0.51 from higher adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below).

LIQUIDITY AND CAPITAL RESOURCES

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows. The Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023.

First quarter of 2023 development

Trade working capital (Non-U.S. GAAP measure, see calculation table below) increased by $57 million compared to the same period last year, where the main drivers were $282 million in higher receivables and $73 million in higher inventories, partly offset by $298 million in higher accounts payables.

Operating cash flow decreased by $116 million to negative $46 million compared to the same period last year, mainly due to negative working capital effects.

Capital expenditure, net increased by $126 million, mainly due to the impact on the prior year of $95 million from the sale of property, plant and equipment, but also due to increased investments related to capacity expansions and footprint activities. Capital expenditure, net in relation to sales was 5.7% vs. 0.8% a year earlier.

Free cash flow (Non-U.S. GAAP measure, see calculation table below) was negative $189 million, compared to $53 million in the same period prior year. The decline was due to the lower operating cash flow and higher capital expenditure, net.

Cash conversion (Non-U.S. GAAP measure) defined as free cash flow (Non-U.S. GAAP measure, see calculation table below) in relation to net income, was not meaningful in the period as free cash flow was negative.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) was $1,477 million as of March 31, 2023, which was $420 million higher than a year earlier.

Liquidity position. As of March 31, 2023, our cash balance was around $0.7 billion, and including committed, unused loan facilities, our liquidity position was around $1.8 billion.

Leverage ratio (Non-U.S. GAAP measure, see calculation table below). As of March 31, 2023, the Company had a leverage ratio of 1.6x compared to 1.4x as of March 31, 2022, as the net debt (Non-U.S. GAAP measure, see reconciliation table below) increased proportionally more than the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure, see calculation table below) increased.

Total equity decreased by $33 million compared to March 31, 2022. This is mainly due to $225 million in dividend payment and stock repurchases of $139 million as well as $106 million in adverse currency translation effects, partly offset by $416 million from net income.

NON-U.S. GAAP MEASURES

The Company believes that comparability between periods is improved through the exclusion of certain items. To assist investors in understanding the operating performance of Autoliv's business, it is useful to consider certain U.S. GAAP measures exclusive of these items. Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted Earnings per share, diluted”

(Dollars in millions, except per share data)

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$127	$4	$131	$134	$(66)	$68
Operating margin, %	5.1%	0.2%	5.3%	6.3%	(3.1)%	3.2%
Earnings per share, diluted	$0.86	$0.03	$0.90	$0.94	$(0.49)	$0.45

1) Effects from capacity alignments, including gain on sale of property in the first quarter of 2022, and antitrust related matters.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Millions	Per share	Millions	Per share
Capacity alignments	$3	$0.04	$(66)	$(0.76)
Legal costs	1	0.01	—	—
Total adjustments to operating income	4	0.05	(66)	(0.76)
Tax on non-U.S. GAAP adjustments1)	(1)	(0.01)	23	0.26
Total adjustments to net income	$3	$0.03	$(43)	$(0.49)

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

Calculation of “Trade working capital”

(Dollars in millions)

	March 31, 2023	December 31, 2022	March 31, 2022
Receivables, net	$2,106	$1,907	$1,824
Inventories, net	986	969	913
Accounts payable	(1,683)	(1,693)	(1,385)
Trade working capital	$1,409	$1,183	$1,352

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	March 31, 2023	December 31, 2022	March 31, 2022
Short-term debt	$577	$711	$347
Long-term debt	1,601	1,054	1,647
Total debt	2,179	1,766	1,994
Cash and cash equivalents	(713)	(594)	(938)
Debt issuance cost/Debt-related derivatives, net	12	12	1
Net debt	$1,477	$1,184	$1,057

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

Calculation of “Leverage ratio”

(Dollars in millions)

	March 31, 2023	December 31, 2022	March 31, 2022
Net debt1)	$1,477	$1,184	$1,057
Pension liabilities	159	154	172
Debt per the Policy	1,636	1,338	1,229

Net income2)	416	425	363
Income taxes 2)	176	178	153
Interest expense, net2,3)	60	54	53
Other non-operating items, net2)	4	5	5
Income from equity method investments2)	(4)	(3)	(2)
Depreciation and amortization of intangibles2)	359	363	391
Capacity alignments and antitrust related matters2)	10	(61)	(58)
EBITDA per the Policy (Adjusted EBITDA)	$1,021	$961	$905
Leverage ratio	1.6	1.4	1.4

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

Calculation of “Free Cash Flow”

(Dollars in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$74	$83
Changes in operating working capital	(202)	(18)
Depreciation and amortization	92	95
Gain on divestiture of property	—	(80)
Other, net	(10)	(11)
Operating cash flow	(46)	70
Capital expenditure, net	(143)	(17)
Free cash flow1)	$(189)	$53

1) Operating cash flow less Capital expenditures, net.

Headcount

	March 31, 2023	December 31, 2022	March 31, 2022
Total headcount	71,300	69,100	64,800
Whereof:
Direct personnel in manufacturing	52,700	50,600	47,000
Indirect personnel	18,600	18,400	17,800
Temporary personnel	11.1%	10.6%	9.4%

By March 31, 2023, total headcount increased by 6,500 compared to a year earlier. The indirect workforce increased by 4.5% while the direct workforce increased by 12%, as sales grew organically by 21% compared to a year earlier. The increase also reflects preparations for the expected sales growth in coming quarters.

Compared to December 31, 2022, total headcount increased by around 2,200, direct workforce increased by around 2,100 and the indirect workforce increased by around 200.

Full year 2023 indications

The Company's outlook indications for 2023 are mainly based on its customer call-offs, a full year 2023 global LVP growth of around 3%, that the Company achieves its targeted cost compensation effects and that customer call-off volatility is reduced.

Financial measure	Full year indication
Organic sales growth	Around 15%
Foreign currency impact on net sales	Around 1% negative
Adjusted operating margin 1)	Around 8.5%-9%
Tax rate 2)	Around 32%
Operating cash flow 3)	Around $900 million
Capital expenditures, net % of sales	Around 6%
1) Excluding effects from capacity alignments, antitrust related matters and other discrete items.
2) Excluding unusual tax items.
3) Excluding unusual items.

This report includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, April 2023. All rights reserved.

The forward-looking non-U.S. GAAP financial measures above are provided on a non-U.S. GAAP basis. The Company has not provided a U.S. GAAP reconciliation of these measures because items that impact these measures, such as costs and gains related to capacity alignments and antitrust matters, cannot be reasonably predicted or determined. As a result, such reconciliation is not available without unreasonable efforts and the Company is unable to determine the probable significance of the unavailable information.

Other recent events

Key launches in the three months period ended March 31, 2023

•
Fisker Ocean: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Knee Airbag, Steering Wheel, Front Center Airbag, Seatbelts.
•
Subaru Impreza/Crosstrek: Driver/Passenger Airbags, Side Airbags, Seatbelts, Pedestrian Airbag.
•
Buick Electra E5: Driver/Passenger Airbags, Side Airbags, Steering Wheel, Seatbelts.
•
Jeep Avenger: Driver/Passenger Airbags, Side Airbags, Steering Wheel, Seatbelts.
•
Hyundai Kona: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag.
•
Havel H-Dog: Side Airbags, Seatbelts.
•
Xpeng P7i: Driver/Passenger Airbags, Side Airbags, Steering Wheel, Seatbelts.
•
Toyota Prius: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Seatbelts.
•
Chevrolet Trax: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Seatbelts.

Other Items

•
On February 17, 2023, Autoliv announced the renewal for one year of its €3 billion guaranteed euro medium term note program, originally established on April 11, 2019.
•
On March 9, 2023, Autoliv announced it had priced a 5-year bond offering of EUR 500 million in the Eurobond market. The notes were issued as green bonds on March 15 at a coupon of 4.25%.
•
On April 20, 2023, Autoliv announced its plans to expand to Vietnam, and build a new state of the art airbag cushion and fabric plant in Vietnam. The investment in the new textile facility is in response to customer demands and is intended to meet expanded future airbag production needs for the growing Asia market.
•
In Q1 2023, Autoliv repurchased and retired 0.45 million shares of common stock at an average price of $92.19 per share under the Autoliv 2022-2024 stock purchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023.

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

ITEM 1A. RISK FACTORS

As of March 31, 2023, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchases by the Company during the three months period ended March 31, 2023.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that Yet May Be Purchased Under the Plans or Programs (3)
January 1-31, 2023	—	$—	1,440,572	15,559,428
February 1-28, 2023	219,866	$90.98	1,660,438	15,339,562
March 1-31, 2023	230,293	$93.38	1,890,731	15,109,269

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

4.8

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

4.10

Base Listing Particulars Agreement, dated February 17, 2023, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 16, 2023).

4.11

Amended and Restated Programme Agreement, dated February 17, 2023, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-12933, filing date March 16, 2023).

10.1*+	Form of Employee 2023 restricted stock units grant agreement promised under Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

10.2*+	Form of Employee 2023 performance share units grant agreement promised under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 21, 2023

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)