Form 10-Q
period 2023-06-30
AUTOLIV INC
filed 2023-07-21
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 13, 2023, there were 85,376,775 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions, including inflation; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions, including port, transportation and distribution delays or interruptions; supply chain disruptions and component shortages specific to the automotive industry or the Company; disruptions and impacts relating to the ongoing war between Russia and Ukraine; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignments: restructuring, cost reduction and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing and other negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgements or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; our ability to meet our sustainability targets, goals and commitments; political conditions; dependence on and relationships with customers and suppliers; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$2,635	$2,081	$5,127	$4,206
Cost of sales	(2,188)	(1,755)	(4,301)	(3,591)
Gross profit	447	326	826	614
Selling, general and administrative expenses	(129)	(112)	(261)	(227)
Research, development and engineering expenses, net	(120)	(112)	(237)	(219)
Amortization of intangibles	(0)	(0)	(1)	(2)
Other income (expense), net1)	(103)	22	(107)	92
Operating income	94	124	221	258
Income from equity method investment	1	1	2	2
Interest income	6	1	8	2
Interest expense	(25)	(13)	(45)	(26)
Other non-operating items, net	7	5	5	1
Income before income taxes	83	117	191	237
Income tax expense	(30)	(38)	(64)	(74)
Net income2)	53	79	127	163
Less: Net income attributable to non-controlling interest	0	0	1	1
Net income attributable to controlling interest	$53	$79	$127	$162

Net earnings per share – basic	$0.61	$0.91	$1.48	$1.86
Net earnings per share – diluted	$0.61	$0.91	$1.47	$1.85

Weighted average number of shares outstanding, net of treasury shares (in millions)	85.6	87.2	85.9	87.2
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	85.8	87.3	86.0	87.4

Cash dividend per share – declared	$0.66	$0.64	$1.32	$1.28
Cash dividend per share – paid	$0.66	$0.64	$1.32	$1.28

1) The three months period ending June 30, 2022, includes a gain of $21 million from a patent litigation settlement. The six months period ending June 30, 2022, includes a gain on sale of property of $80 million in Japan in the first quarter of 2022 and a gain of $21 million from a patent litigation settlement in the second quarter of 2022.

2) For the three months period ended June 30, 2023 and June 30, 2022, the aggregate transaction gain (loss) included in net income for the period were $(10) million and $(9) million, respectively. For the six months period ended June 30, 2023 and June 30, 2022, the aggregate transaction gain (loss) included in net income for the period were $(15) million and $(15) million, respectively.

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$53	$79	$127	$163
Other comprehensive income before tax:
Change in cumulative translation adjustments	(46)	(121)	(10)	(115)
Net change in unrealized components of defined benefit plans	5	3	5	15
Other comprehensive income, before tax	(40)	(118)	(5)	(100)
Tax effect allocated to other comprehensive income	(1)	(1)	(1)	(5)
Other comprehensive income, net of tax	(41)	(118)	(6)	(104)
Comprehensive income	12	(40)	122	58
Less: Comprehensive income attributable to non-controlling interest	(0)	(1)	0	(0)
Comprehensive income attributable to controlling interest	$12	$(40)	$121	$58

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$475	$594
Receivables, net	2,189	1,907
Inventories, net	947	969
Prepaid expenses and accrued income	166	160
Other current assets	120	84
Total current assets	3,898	3,714
Property, plant and equipment, net	2,047	1,960
Operating lease right-of-use assets	149	160
Goodwill	1,375	1,375
Intangible assets, net	6	7
Other non-current assets	484	502
Total assets	7,959	7,717

Liabilities and equity
Short-term debt	481	711
Accounts payable	1,844	1,693
Accrued expenses	1,122	915
Operating lease liabilities - current	35	39
Other current liabilities	274	283
Total current liabilities	3,756	3,642
Long-term debt	1,290	1,054
Pension liability	152	154
Operating lease liabilities - non-current	113	119
Other non-current liabilities	91	121
Total non-current liabilities	1,645	1,450
Common stock	90	91
Additional paid-in capital	1,096	1,113
Retained earnings	2,260	2,310
Accumulated other comprehensive loss	(527)	(522)
Treasury stock	(374)	(379)
Total controlling interest's equity	2,545	2,613
Non-controlling interest	13	13
Total equity	2,557	2,626
Total liabilities and equity	$7,959	$7,717

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$127	$163
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	186	186
Gain on divestiture of property	—	(80)
Other, net	(8)	7
Net change in operating assets and liabilities	28	(257)
Net cash provided by operating activities	334	19

Investing activities
Expenditures for property, plant and equipment	(268)	(254)
Proceeds from sale of property, plant and equipment	1	98
Net cash used in investing activities	(267)	(156)

Financing activities
Net increase (decrease) in short-term debt	5	(277)
Proceeds from long-term debt	556	269
Repayment of long-term debt	(533)	(302)
Dividends paid	(113)	(112)
Stock repurchased	(82)	(40)
Common stock options exercised	0	0
Dividend paid to non-controlling interest	(1)	—
Net cash used in financing activities	(168)	(462)
Effect of exchange rate changes on cash and cash equivalents	(17)	(43)
Net decrease in cash and cash equivalents	(119)	(642)
Cash and cash equivalents at beginning of period	594	969
Cash and cash equivalents at end of period	$475	$327

See Notes to unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2022	$91	$1,113	$2,310	$(522)	$(379)	$2,613	$13	$2,626
Comprehensive Income:
Net income			74			74	0	74
Foreign currency translation adjustment				36		36	0	36
Pension liability				(0)		(0)		(0)
Total Comprehensive Income	—	—	74	35	—	110	0	110
Stock repurchased and retired	(0)	(9)	(33)			(42)		(42)
Stock-based compensation					3	3		3
Cash dividends declared			(57)			(57)		(57)
Balances at March 31, 2023	$91	$1,105	$2,295	$(487)	$(376)	$2,627	$14	$2,641
Comprehensive Income:
Net income			53			53	0	53
Foreign currency translation adjustment				(45)		(45)	(1)	(46)
Pension liability				4		4		4
Total Comprehensive Income	—	—	53	(41)	—	12	(0)	12
Stock repurchased and retired	(0)	(9)	(31)			(41)		(41)
Stock-based compensation					3	3		3
Cash dividends declared			(56)			(56)		(56)
Dividends paid to non-controlling interest on subsidiary shares						0	(1)	(1)
Balances at June 30, 2023	$90	$1,096	$2,260	$(527)	$(374)	$2,545	$13	$2,557

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2021	$103	$1,329	$2,742	$(408)	$(1,133)	$2,633	$15	$2,648
Comprehensive Loss:
Net income			83			83	0	83
Foreign currency translation adjustment				6		6	0	6
Pension liability				8		8		8
Total Comprehensive Income	—	—	83	14	—	97	0	98
Retired and repurchased shared	(0)	(4)	(13)			(18)		(18)
Stock-based compensation					2	2		2
Cash dividends declared			(56)			(56)		(56)
Balances at March 31, 2022	$103	$1,325	$2,755	$(393)	$(1,131)	$2,659	$15	$2,674
Comprehensive Loss:
Net income			79			79	0	79
Foreign currency translation adjustment				(121)		(121)	(1)	(122)
Pension liability				3		3		3
Total Comprehensive Loss	—	—	79	(119)	—	(40)	(1)	(40)
Retired and repurchased shared	(0)	(6)	(16)			(22)		(22)
Stock-based compensation					2	2		2
Cash dividends declared			(56)			(56)		(56)
Balances at June 30, 2022	$102	$1,319	$2,762	$(512)	$(1,128)	$2,544	$15	$2,558

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2023

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

The roll-forward of the Company's outstanding obligations confirmed as valid under its supplier finance program for the six months period ended June 30, 2023 is as follows (dollars in millions):

As of
June 30, 2023
Confirmed obligations outstanding at beginning of the period	$314
Invoices confirmed during the period	680
Confirmed invoices paid during the period	(661)
Confirmed obligations outstanding at end of the period1)	$333

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of June 30, 2023 or December 31, 2022 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of June 30, 2023 and December 31, 2022 were foreign exchange swaps.

For the three months period ended June 30, 2023 and June 30, 2022, the gains (losses) recognized in other non-operating items, net were $13 million and $(23) million, respectively, for derivative instruments not designated as hedging instruments. For the six months period ended June 30, 2023 and 2022, the gains (losses) recognized in other non-operating items, net were $8 million and $(14) million, respectively. The realized part of the losses referred to above is reported under financing activities in the statement of cash flows.

For the three and six months periods ended June 30, 2023 and June 30, 2022, the gains (losses) recognized as interest expense were immaterial.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	June 30, 2023						December 31, 2022
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$1,710	1)	$10	2)	$8	3)	$2,616	4)	$22	5)	$15	6)
Total derivatives not designated as hedging instruments	$1,710		$10		$8		$2,616		$22		$15

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,710 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $10 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $8 million.

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

During the first quarter of 2023, the Company issued a five-year €500 million Eurobond. These notes were issued as green bonds. In the second quarter of 2023, the Company repaid the €500 million for the five-year Eurobond that matured in June 2023.

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	June 30, 2023		December 31, 2022
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,013	$984	$767	$735
Loans	276	283	287	292
Other long-term debt	1	1	—	—
Total long-term debt	1,290	1,268	1,054	1,027

Short-term debt
Short-term portion of long-term debt	297	289	533	527
Overdrafts and other short-term debt	184	184	178	178
Total short-term debt	$481	$473	$711	$705

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

For the three and six months periods ended June 30, 2023 and June 30, 2022, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended June 30, 2023 was 35.8% compared to 32.2% for the three months period ended June 30, 2022. Discrete tax items, net for the three months period ended June 30, 2023 had a favorable impact of 4.5%. Discrete tax items, net for the three months period ended June 30, 2022 had an unfavorable impact of 1.5%.

The effective tax rate for the six months period ended June 30, 2023 was 33.4% compared to 31.3% for the six months period ended June 30, 2022. Discrete tax items, net for the six months period ended June 30, 2023 had a favorable impact of 1.5%. Discrete tax items, net for the six months period ended June 30, 2022 had an unfavorable impact of 1.0%.

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

As of June 30, 2023, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the six months period ended June 30, 2023, the Company recorded a net increase of $6 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. Of the total unrecognized tax benefits of $52 million recorded as of June 30, 2023, $15 million is classified as current tax payable within Other current liabilities and $37 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	June 30, 2023	December 31, 2022
Raw materials	$436	$445
Work in progress	333	350
Finished products	267	265
Inventories	1,035	1,060
Inventory valuation reserve	(89)	(91)
Total inventories, net of reserve	$947	$969

6. RESTRUCTURING

As of June 30, 2023, approximately $105 million out of the $127 million in total reserve balance can be attributed to footprint optimization activities in Europe, mainly Germany and the United Kingdom (UK), initiated in the second quarter of 2023. These activities are expected to be concluded during 2024 and 2025.

The provision charge for the three and six months periods ended June 30, 2023 mainly relate to restructuring activities in Germany and the UK. The cash payments for the three months period ended June 30, 2022 related to restructuring activities in Europe and Asia. The majority of the cash payments for the six months period ended June 30, 2022 mainly related to footprint optimization activities in Asia.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reserve at beginning of the period	$29	$58	$32	$88
Provision - charge	107	0	110	12
Provision - reversal	(0)	(0)	(0)	(0)
Cash payments	(9)	(9)	(15)	(50)
Translation difference	(0)	(4)	0	(5)
Reserve at end of the period	$127	$45	$127	$45

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

For the three and six months periods ended June 30, 2023, provisions and cash payments primarily relate to warranty related issues. For the three and six months periods ended June 30, 2022, provisions and cash payments primarily related to warranty related issues. As of June 30, 2023, the reserve for product related liabilities mainly relate to recall related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). The reserve for product related liabilities is included in accrued expenses and Other non-current liabilities on the Condensed Consolidated Balance Sheets. A majority of the Company’s product-related liabilities as of June 30, 2023 are covered by insurance. Insurance receivables are included within Other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of June 30, 2023, the Company had total insurance receivables of $169 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reserve at beginning of the period	$141	$150	$145	$144
Change in reserve	42	2	43	12
Cash payments	(4)	(5)	(9)	(8)
Translation difference	(0)	(2)	(0)	(2)
Reserve at end of the period	$178	$145	$178	$145

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost	$3	$4	6	6
Expected return on plan assets	(3)	0	(5)	(4)
Settlement loss	0	0	0	1
Net periodic benefit cost	$0	$4	$1	$3
Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$3	$2	$5	$5
Interest cost	3	2	5	3
Expected return on plan assets	0	(1)	(1)	(1)
Settlement/curtailment gain	0	(4)	0	(5)
Net periodic benefit cost (gain)	$6	$(1)	$9	$2

The Service cost component in the table above is reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components - Interest cost, Expected return on plan assets, Amortization of actuarial loss, Settlement loss (gain) and Curtailment gain - are reported as Other non-operating items, net in the Consolidated Statements of Income.

Settlement accounting has been triggered for the primary U.S. pension plan in the second quarter of 2023 because the lump-sum payments made during the quarter exceeded the sum of Service cost and Interest cost for this U.S. plan. Due to the settlement accounting, the obligation and plan assets for the primary U.S. plan have been re-measured as of June 30, 2023, which resulted in an immaterial change in the net pension liability compared to December 31, 2022. The discount rate used to determine the U.S. net periodic benefit cost because of the re-measurement was changed from 5.09% to 5.32% in the second quarter of 2023. The expected long-term rate of return on plan asset is unchanged at 5.05%.

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

Product Liability:

On September 18, 2014, Jamie Andrews filed a wrongful death products liability suit against several Autoliv entities stemming from a fatal car accident in 2013 where the plaintiff’s husband was fatally injured. The lawsuit alleges that Autoliv should be liable for a defectively-designed driver seatbelt. The case was removed to the United States District Court for the Northern District of Georgia. The suit originally included Bosch and Mazda entities as well, but these entities were dismissed pursuant to confidential settlement agreements with the plaintiff, and all of the Autoliv entities except Autoliv Japan Ltd. were also dismissed. On January 10, 2017, the District Court entered an order granting summary judgment in favor of Autoliv, concluding that Autoliv was not actively involved in the design of Mr. Andrews’s seatbelt and, therefore, should not be liable for plaintiff’s claims as a matter of law. However, on appeal, the Eleventh Circuit Court of Appeals reversed the decision, holding that, under Georgia’s products liability statute, Autoliv could be liable for a design defect associated with the seatbelt, regardless of its level of involvement in the seatbelt’s ultimate design, because Autoliv manufactured it. On October 4, 2021, the case proceeded to a bench trial before the United States District Court for the Northern District of Georgia. On December 31, 2021, the District Court entered a Final Order and Judgment concluding that Mr. Andrews’s seatbelt was defectively designed and Autoliv was strictly liable for the design. In doing so, the District Court concluded that Mr. Andrews had incurred $27,019,343 in compensatory damages, but only ordered Autoliv to pay 50 percent of that amount, $13,509,671 after finding that 50 percent of the fault for Mr. Andrews’s damages should be apportioned to Mazda. The Court declined to apportion any fault for Mr. Andrews’s damages to Mr. Andrews or Bosch. The District Court also entered an award of punitive damages against Autoliv in the amount of $100,000,000. Subsequently, on September 30, 2022, the District Court awarded pre-judgment interest on the compensatory damages award of approximately $4,734,350. The Company believes the District Court's verdict was in error, including the grossly high punitive damages award, and appealed the verdict. Ms. Andrews also initiated a cross-appeal. The Company determined that a loss with respect to this litigation is probable and in the fourth quarter of 2021 accrued $14 million pursuant to ASC 450. The Company accrued an additional $5 million for the pre-judgement interest in the third quarter of 2022. On July 18, 2023, the Company, without admitting any liability, executed settlement agreements and resolved the lawsuit with all interested parties. The final amount by which the product liability accrual exceeds the product liability insurance receivable is $8 million and includes self-insurance retention costs and deductibles.

In June 2023, several Autoliv subsidiaries were named as defendants in a class action lawsuit filed in the United States District Court for the Eastern District of Michigan by David Anderson, et al. These subsidiaries were also named defendants in a class action filed in the Western District of Tennessee in September 2022 but have not yet been served. The plaintiffs in these lawsuits (the "ARC Inflator Class Action") generally allege that the defendants have violated various state competition, warranty, and trade practice laws relating to ARC inflators included in airbag modules that the defendants allegedly supplied after Autoliv acquired certain Delphi assets (the "Delphi Acquisition") in December 2009. The Company denies these allegations. Autoliv is not aware of any performance issues regarding ARC inflators included with its airbags at the directions of its customers that it shipped following the Delphi Acquisition. The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the ARC Inflator Class Action. However, the Company continues to evaluate this matter, no accrual has been made, and no estimated range of potential loss can be determined at this time. The Company cannot predict the ultimate outcome of the ARC Inflator Class Action.

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

10. STOCK INCENTIVE PLAN

Eligible employees and non-employee directors of the Company participate in the Autoliv, Inc.1997 Stock Incentive Plan, as amended, (“the Plan”), and receive Autoliv stock-based awards which include restricted stock units (“RSUs”) and performance stock units (“PSUs”) and in the past included stock options.

For the three and six months periods ended June 30, 2023, the Company recorded approximately $5 million and $8 million, respectively, in stock-based compensation expense related to RSUs and PSUs. For the three and six months periods ended June 30, 2022, the Company recorded approximately $3 million and $5 million, respectively, in stock-based compensation expense related to RSUs and PSUs.

During the three and six months periods ended June 30, 2023, approximately 20 thousand and 112 thousand shares of common stock from the treasury stock were utilized by the Plan. During the three and six months periods ended June 30, 2022, approximately 16 thousand and 138 thousand shares, respectively, of common stock from the treasury stock were utilized by the Plan.

11. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is set forth in the table below. Anti-dilutive shares outstanding were immaterial for all periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$53	$79	$127	$162
Denominator:
Basic: Weighted average common stock	85.6	87.2	85.9	87.2
Add: Weighted average stock options/share awards	0.1	0.1	0.2	0.2
Diluted weighted average common stock:	85.8	87.3	86.0	87.4

Net earnings per share - basic	$0.61	$0.91	$1.48	$1.86

Net earnings per share - diluted	$0.61	$0.91	$1.47	$1.85

12. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three and six months periods ended June 30, 2023 and June 30, 2022 were as follows (dollars in millions).

Net Sales by Products	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Airbags, Steering Wheels and Other1)	$1,757	$1,336	$3,430	$2,716
Seatbelt Products1)	878	746	1,698	1,489
Total net sales	$2,635	$2,081	$5,127	$4,206

Net Sales by Region	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
China	$497	$363	$950	$810
Asia, excl. China	471	369	954	779
Americas	916	738	1,747	1,431
Europe	751	611	1,476	1,186
Total net sales	$2,635	$2,081	$5,127	$4,206

1) Including Corporate and other sales.

Contract Balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three and six months periods ended June 30, 2023 and June 30, 2022, were not material in any period.

13. SUBSEQUENT EVENTS

There were no reportable events subsequent to June 30, 2023.

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

EXECUTIVE OVERVIEW

During the quarter, we took further steps towards our full year indications that support our medium term targets. First, we achieved new second quarter records for sales, adjusted operating income and operating cash flow since the Veoneer spin-off in 2018. Second, we achieved the price compensations from customers we planned for. Third, to secure our medium and long term competitiveness, we announced the acceleration of our structural cost reductions. Last week, we announced the first step towards the necessary optimization of our cost structure to the market environment. This first step is expected to reduce costs by around $25 million in 2024, increasing to around $55 million in 2025 and to reach around $75 million when fully completed. Further actions will be announced as plans materialize.

We generated an organic growth of 27%, growing 11pp faster than LVP due to successful product launches and price compensation achievements. The strong volume growth combined with price compensations, cost saving activities and lower premium freight costs enabled us to improve adjusted operating income by 71%, despite substantial inflationary pressure and FX headwinds.

The Company is pleased that we delivered an adjusted RoCE of more than 20%. We delivered strong operating and free cash flow in the quarter, driven by an improved adjusted operating income and reversal of the negative working capital effects from the first quarter, in line with our previous indication. This contributed to an improved leverage ratio which supports our share repurchase ambitions.

We saw continued improvement in call-off volatility in the quarter but still higher volatility than pre-pandemic levels. We believe this reflects an improving global supply chain environment for both our customers and suppliers. Except for two isolated supply chain disruptions in Europe and Americas in the quarter, Autoliv's supply chain showed sequential improvement.

We reiterate our full year indications. Looking to the second half of the year, we expect the adjusted operating margin to be back-end loaded due to normal seasonality between the third and fourth quarters and the expected closing of price negotiations. The steps we took in the second quarter support our confidence in sequentially improving adjusted operating margin, which should allow us to deliver a substantial full year increase in operating cash flow and adjusted operating income.

Financial highlights in the three months period ended June 30, 2023

Change figures below compare to the same period of the previous year, except when stated otherwise.

$2,635 million net sales

27% net sales increase

27% organic sales increase (Non-U.S. GAAP measure, see reconciliation table below)

3.6% operating margin

8.0% adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below)

$0.61 EPS, 32% decrease

$1.93 adjusted EPS (Non-U.S. GAAP measure, see reconciliation table below), 115% increase

Key business developments in the three months period ended June 30, 2023

Change figures below compare to the same period of the previous year, except when stated otherwise.

•
Sales increased organically (Non-U.S. GAAP measure, see reconciliation table below) by 27%, which was 11pp better than global LVP growth of 15.5% (S&P Global July 2023). We outperformed significantly in all regions, mainly due to new product launches and higher prices.
•
Profitability improved substantially, positively impacted by price increases, organic growth and our cost reduction activities. Operating income was $94 million and operating margin was 3.6%. Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) improved from $124 million to $212 million and adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below) increased from 6.0% to 8.0%, despite inflationary pressure, adverse FX effects and two isolated supply chain disruptions. Return on capital employed was 9.5% and adjusted return on capital employed (Non-U.S. GAAP measure, see reconciliation table below) was 21.0%.
•
Operating cash flow increased from negative $51 million to $379 million, driven mainly by improved adjusted operating income and positive working capital effects. Free cash flow (Non-U.S. GAAP measure, see reconciliation table below) increased to $255 million from negative $190 million. The leverage ratio (Non-U.S. GAAP measure, see reconciliation table below) improved from 1.6x in the first quarter 2023 to 1.3x, impacted by lower net debt and higher adjusted EBITDA. A dividend of $0.66 per share was paid, and 0.48 million shares were repurchased and retired in the quarter.

Business and market condition update

Supply Chain

Global light vehicle production growth year-over-year was 15.5% (according to S&P Global July 2023) mainly due to supply chain disruptions easing and the impact on Q2 2022 LVP from the Covid-19 shutdowns in China. Apart from several isolated supply chain disruptions in Europe and Americas in the quarter, we saw continued gradual improvement in call-off volatility as supply chains are less strained. However, volatility is still significantly higher than pre-pandemic levels, and low customer demand visibility and changes to customer call-offs with short notice still had a negative impact on our production efficiency and profitability in the quarter. We expect the current industry-wide supply chain disruptions to gradually fade in the second half of 2023, but not enough to return to pre-pandemic levels of efficiency.

Inflation

In Q2 2023, cost pressures from labor, logistics, utilities and other items had a negative impact on our profitability. Most of the inflationary cost pressure was offset by customer price and other compensations in the quarter. Raw material cost inflation and its impact on our profitability was limited in Q2 2023. We expect the raw material price changes in 2023 will largely be reflected in price changes in our products, albeit with delays of several months. We also expect continued cost pressure from broad based inflation relating to labor, logistics, utilities and other items, especially in Europe. We continue to execute on productivity and cost reduction activities to offset these cost pressures, and we continue to have challenging discussions with our customers on non-raw material cost inflation.

Other matters

In July 2023, we executed settlement agreements, without admitting liability, that resolved the previously disclosed Andrews wrongful death product liability litigation with all interested parties. The Company's out-of-pocket costs, including self-insurance retention costs and deductibles for the settlement, is $8 million. See below for the reconciliation of non-U.S. GAAP measures tables.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	or As of June 30,		or As of June 30,
	2023	2022	2023	2022
Trade working capital1)	1,292	1,379	1,292	1,379
Trade working capital relative to sales, %2)	12.3%	16.6%	12.3%	16.6%
Receivables outstanding relative to sales, %3)	20.8%	21.4%	20.8%	21.4%
Inventory outstanding relative to sales, %4)	9.0%	10.8%	9.0%	10.8%
Payables outstanding relative to sales, %5)	17.5%	15.7%	17.5%	15.7%

Gross margin, %6)	17.0%	15.7%	16.1%	14.6%
Operating margin, %7)	3.6%	6.0%	4.3%	6.1%

Capital employed8)	3,856	3,876	3,856	3,876
Net debt9)	1,299	1,318	1,299	1,318
Return on total equity, %10)	8.2%	12.1%	9.8%	12.4%
Return on capital employed, %11)	9.5%	13.1%	11.4%	13.8%

Headcount at period-end12)	71,200	64,700	71,200	64,700

1) Outstanding receivables and outstanding inventory less outstanding payables. See calculation of this non-U.S. GAAP measure in the table below.

2) Outstanding receivables and outstanding inventory less outstanding payables relative to annualized quarterly sales.

3) Outstanding receivables relative to annualized quarterly sales.

4) Outstanding inventory relative to annualized quarterly sales.

5) Outstanding payables relative to annualized quarterly sales.

6) Gross profit relative to sales.

7) Operating income relative to sales.

8) Total equity and net debt.

9) Net debt adjusted for pension liabilities in relation to EBITDA. See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below.

10) Net income relative to average total equity.

11) Operating income and income from equity method investments, relative to average capital employed.

12) Employees plus temporary, hourly personnel.

three months period ended June 30, 2023 COMPARED WITH three months period ended June 30, 2022

Consolidated Sales Development

(dollars in millions)

	Three Months Ended June 30,			Components of change in net sales
	2023	2022	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$1,757	$1,336	32%	(0.2)%	32%
Seatbelt products 2)	878	746	18%	0.5%	17%
Total	$2,635	$2,081	27%	0.0%	27%

Asia	$968	$732	32%	(5.0)%	37%
Whereof: China	497	363	37%	(5.7)%	43%
Asia excl. China	471	369	28%	(4.3)%	32%
Americas	916	738	24%	3.1%	21%
Europe	751	611	23%	2.3%	21%
Total	$2,635	$2,081	27%	0.0%	27%

1) Effects from currency translations.

2) Including Corporate and Other sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales for all major product categories increased organically (Non-U.S. GAAP measure, see reconciliation table above) in the quarter. The largest contributor to the increase was inflatable curtains and steering wheels, followed by side airbags and passenger airbags.

Sales by product - Seatbelts

The main contributor to Seatbelt products organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) was Europe, followed by China and Americas.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 27% compared to the global LVP increase of 15.5% (according to S&P Global, July 2023). The 11pp outperformance was driven by new product launches and price increases.

Autoliv outperformed LVP by 23pp in China, by 18pp in Asia excl. China, by 7pp in Americas and by 6pp in Europe.

Second quarter of 2023 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	21%	21%	43%	32%	27%
Main growth drivers	Honda, GM	VW, Stellantis, BMW	Honda, GM, Lixiang	Toyota, Hyundai, Subaru	Honda, Toyota, GM
Main decline drivers	BMW, Ford, VW		Nissan, Renault	Renault, KG Mobility

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change second quarter of 2023 versus second quarter of 2022

	Americas	Europe	China	Asia excl. China	Global
LVP1)	14%	14%	19%	14%	16%

1) Source: S&P Global, July 2023.

Earnings

	Three Months Ended June 30,
(Dollars in millions, except per share data)	2023	2022	Change
Net Sales	$2,635	$2,081	27%
Gross profit	447	326	37%
% of sales	17.0%	15.7%	1.3	pp
S, G&A	(129)	(112)	15%
% of sales	(4.9)%	(5.4)%	0.5	pp
R, D&E, net	(120)	(112)	7.3%
% of sales	(4.6)%	(5.4)%	0.8	pp
Amortization of Intangibles	(0)	(0)	24%
Other income (expense), net	(103)	22	n/a
Operating income	94	124	(24)%
% of sales	3.6%	6.0%	(2.4)pp
Adjusted operating income1)	212	124	71%
% of sales	8.0%	6.0%	2.1	pp
Financial and non-operating items, net	(11)	(7)	65%
Income before taxes	83	117	(30)%
Income taxes	(30)	(38)	(22)%
Tax rate	35.8%	32.2%	3.5	pp
Net income	53	79	(33)%
Earnings per share, diluted2)	0.61	0.91	(32)%
Adjusted earnings per share, diluted1,2)	1.93	0.90	115%

1) Non-U.S. GAAP measure, excluding effects from capacity alignment, antitrust related matters and the Andrews litigation settlement.

2) Assuming dilution, when applicable, and net of treasury shares.

Second quarter of 2023 development

Gross profit increased by $121 million and the gross margin increased by 1.3pp compared to the same quarter 2022. The gross profit increase was primarily driven by price increases, volume growth and lower costs for premium freight. This was partly offset by increased costs for personnel related to volume growth and wage inflation, as well as adverse effects from unfavorable exchange rates and energy costs.

S,G&A costs increased by $17 million compared to the prior year, mainly due to increased costs for personnel and projects. S,G&A costs in relation to sales decreased from 5.4% to 4.9%.

R,D&E, net costs increased by around $8 million compared to the prior year, mainly due to higher costs for personnel. R,D&E, net, in relation to sales decreased from 5.4% to 4.6%.

Other income (expense), net was negative $103 million compared to $22 million in the prior year. The prior year was positively impacted by $21 million from a patent litigation settlement while Q2 2023 was negatively impacted by around $109 million in accruals for capacity alignments

Operating income decreased by $30 million compared to the same period in 2022, mainly as a consequence of accruals for capacity alignments and the higher costs for S,G&A and R,D&E, net, partly offset by the higher gross profit.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by $88 million compared to the prior year, mainly due to higher gross profit, partly offset by the higher costs for S,G&A and R,D&E, net.

Financial and non-operating items, net, was negative $11 million compared to negative $7 million a year earlier, mainly due to increased interest expense as an effect of higher debt and higher interest rates.

Income before taxes decreased by $35 million compared to the prior year, mainly due to the lower operating income.

Tax rate was 35.8% compared to 32.2% in the same period last year. Discrete tax items, net, decreased the tax rate this quarter by 4.5pp. Discrete tax items increased the tax rate by 1.5pp in the same period last year.

Earnings per share, diluted decreased by $0.29 compared to a year earlier. The main driver were $1.32 from capacity alignments and other adjustments, partly offset by $0.69 from higher adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) and $0.35 from taxes.

SIX MONTHS PERIOD ENDED JUNE 30, 2023 COMPARED WITH SIX MONTHS PERIOD ENDED JUNE 30, 2022

Consolidated Sales Development

(dollars in millions)

	Six Months Ended June 30,			Components of change in net sales
	2023	2022	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$3,430	$2,716	26%	(2.0)%	28%
Seatbelt products 2)	1,698	1,489	14%	(1.5)%	16%
Total	$5,127	$4,206	22%	(1.8)%	24%

Asia	$1,904	$1,589	20%	(6.5)%	26%
Whereof: China	950	810	17%	(6.6)%	24%
Asia excl. China	954	779	22%	(6.5)%	29%
Americas	1,747	1,431	22%	2.8%	19%
Europe	1,476	1,186	24%	(1.1)%	26%
Total	$5,127	$4,206	22%	(1.8)%	24%

1) Effects from currency translations.

2) Including Corporate and Other sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales for all major product categories increased organically (Non-U.S. GAAP measure, see reconciliation table above) in the quarter. The largest contributor to the increase was inflatable curtains and steering wheels, followed by side airbags and passenger airbags.

Sales by product - Seatbelts

The main contributor to Seatbelt products organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) was Europe, followed by Americas, Asia excl. China, and China.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 24% compared to the global LVP increase of 11.3% (according to S&P Global, July 2023). The 12pp outperformance was driven by new product launches and price increases.

Autoliv outperformed LVP by around 17pp in China, by 15pp in Asia excl. China, by 9pp in Europe, and by 7pp in Americas.

First six months 2023 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	19%	26%	24%	29%	24%
Main growth drivers	Honda, GM, Nissan	VW, Stellantis, Renault	Honda, Lixiang, BYD	Toyota, Hyundai, Subaru	Honda, Toyota, Hyundai
Main decline drivers	Ford, BMW	Mitsubishi	Nissan, Renault, Xpeng	Renault, KG Mobility	Ford, Xpeng

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change first six months of 2023 versus first six months of 2022

	Americas	Europe	China	Asia excl. China	Global
LVP1)	12%	16%	6.7%	14%	11%

1) Source: S&P Global, July 2023.

Earnings

	Six Months Ended June 30,
(Dollars in millions, except per share data)	2023	2022	Change
Net Sales	$5,127	$4,206	22%
Gross profit	826	614	34%
% of sales	16.1%	14.6%	1.5	pp
S, G&A	(261)	(227)	15%
% of sales	(5.1)%	(5.4)%	0.3	pp
R, D&E, net	(237)	(219)	8.0%
% of sales	(4.6)%	(5.2)%	0.6	pp
Amortization of Intangibles	(1)	(2)	(50)%
Other income (expense), net	(107)	92	n/a
Operating income	221	258	(15)%
% of sales	4.3%	6.1%	(1.8)pp
Adjusted operating income1)	343	192	79%
% of sales	6.7%	4.6%	2.1	pp
Financial and non-operating items, net	(29)	(22)	35%
Income before taxes	191	237	(19)%
Income taxes	(64)	(74)	(14)%
Tax rate	33.4%	31.3%	2.1	pp
Net income	127	163	(22)%
Earnings per share, diluted2)	1.47	1.85	(20)%
Adjusted earnings per share, diluted1,2)	2.82	1.36	107%

1) Non-U.S. GAAP measure, excluding effects from capacity alignment, antitrust related matters, the Andrews litigation settlement, and gain on sale of property in the first quarter of 2022.

2) Assuming dilution, when applicable, and net of treasury shares.

First six months 2023 development

Gross profit increased by $212 million and the gross margin increased by 1.5pp compared to the same period 2022. The gross profit increase was primarily driven by price increases, volume growth and lower costs for premium freight. This was partly offset by increased costs for personnel related to higher volumes and wage inflation as well as adverse effects from higher costs for raw materials, unfavorable FX effects and higher costs for energy.

S,G&A costs increased by $33 million compared to the prior year, mainly due to increased costs for personnel and projects, partly offset by positive currency translation effects. S,G&A costs in relation to sales decreased from 5.4% to 5.1%.

R,D&E, net costs increased by around $18 million compared to the prior year, mainly due to higher costs for personnel, partly offset by positive currency translation effects. R,D&E, net, in relation to sales decreased from 5.2% to 4.6%.

Other income (expense), net was negative $107 million compared to $92 million in the prior year. The prior year was positively impacted by around an $80 million gain from the sale of a property in Japan and around $20 million from a patent litigation settlement, partly offset by around $10 million in capacity alignment provision for the closure of a plant in South Korea while first half 2023 was negatively impacted by around $112 million in accruals for capacity alignments.

Operating income decreased by $37 million compared to the same period in 2022, mainly as a consequence of the changes in Other income (expense) and the higher costs for S,G&A and R,D&E, net, partly offset by the higher gross profit.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by $151 million compared to the prior year, mainly due to higher gross profit, partly offset by the higher costs for S,G&A and R,D&E, net.

Financial and non-operating items, net, was negative $29 million compared to negative $22 million a year earlier, mainly due to increased interest expense as an effect of higher debt and higher interest rates.

Income before taxes decreased by $45 million compared to the prior year, mainly due to the lower operating income and increased interest expense.

Tax rate was 33.4% compared to 31.3% in the same period last year. Discrete tax items, net, decreased the tax rate in this year by 1.5pp. Discrete tax items increased the tax rate by 1.0pp in the same period last year.

Earnings per share, diluted decreased by $0.38 compared to a year earlier. The main drivers were $1.83 from capacity alignments and other adjustments, partly offset by $1.20 from higher adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) and $0.29 from taxes.

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

Second quarter of 2023 development

Trade working capital (Non-U.S. GAAP measure, see calculation table below) decreased by $87 million compared to the same period last year, where the main drivers were $541 million in higher accounts payable partly offset by $410 million in higher receivables and $44 million in higher inventories. Compared to Q1 2023, trade working capital was reduced by $117 million, driven by $161 million in higher accounts payable and $39 million in lower inventories partly offset by $83 million in higher receivables.

Operating cash flow improved by $430 million to $379 million compared to the same period last year, mainly due to improved adjusted operating income and a reversal of the negative working capital effects from the first quarter 2023.

Capital expenditure, net decreased by $14 million compared to the same period the previous year. Capital expenditure, net in relation to sales was 4.7% vs. 6.7% a year earlier.

Free cash flow (Non-U.S. GAAP measure, see calculation table below) was $255 million, compared to negative $190 million in the same period prior year. The improvement was due to the higher operating cash flow and lower capital expenditure, net.

Cash conversion (Non-U.S. GAAP measure) defined as free cash flow (Non-U.S. GAAP measure, see calculation table below) in relation to net income, was 481% in the period, positively impacted by significant capacity alignment accruals in the quarter.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) was $1,299 million as of June 30, 2023, which was $19 million lower than a year earlier.

Liquidity position. As of June 30, 2023, our cash balance was around $0.5 billion, and including committed, unused loan facilities, our liquidity position was around $1.6 billion.

Leverage ratio (Non-U.S. GAAP measure, see calculation table below). As of June 30, 2023, the Company had a leverage ratio of 1.3x compared to 1.7x as of June 30, 2022, as the net debt (Non-U.S. GAAP measure, see reconciliation table below) decreased and the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure, see reconciliation table below) increased.

Total equity decreased by $1 million compared to June 30, 2022. This was mainly due to $226 million in dividend payment and stock repurchases of $157 million as well as $30 million in adverse currency translation effects, partly offset by $390 million from net income.

First six months of 2023 development

Operating cash flow increased by $315 million compared to the same period last year to $334 million, mainly due to higher adjusted operating income and positive working capital effects.

Capital expenditure, net increased by $112 million, mainly due to the impact on the prior year of $95 million from the sale of property, plant and equipment. Capital expenditure, net in relation to sales was 5.2% vs. 3.7% a year earlier.

Free cash flow (Non-U.S. GAAP measure, see reconciliation table below) was $66 million, compared to negative $137 million in the same period prior year. The improvement was due to the higher operating cash flow partly offset by higher capital expenditure, net.

Cash conversion (Non-U.S. GAAP measure, see reconciliation table below) defined as free cash flow (Non-U.S. GAAP measure, see reconciliation table below) in relation to net income, was 52% in the period.

NON-U.S. GAAP MEASURES

The Company believes that comparability between periods is improved through the exclusion of certain items. To assist investors in understanding the operating performance of Autoliv's business, it is useful to consider certain U.S. GAAP measures exclusive of these items.

With respect to the Andrews litigation settlement, the Company has treated this specific settlement as a non-recurring charge because of the unique nature of the lawsuit, including the facts and legal issues involved.

Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted Earnings per share, diluted”

(Dollars in millions, except per share data)

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$94	$118	$212	$124	$0	$124
Operating margin, %	3.6%	4.5%	8.0%	6.0%	0.0%	6.0%
Earnings per share, diluted	$0.61	$1.31	$1.93	$0.91	$(0.00)	$0.90

1) Effects from capacity alignment, antitrust related matters and the Andrews litigation settlement.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$221	$122	$343	$258	$(66)	$192
Operating margin, %	4.3%	2.4%	6.7%	6.1%	(1.6)%	4.6%
Earnings per share, diluted	$1.47	$1.35	$2.82	$1.85	$(0.49)	$1.36

1) Effects from capacity alignments, antitrust related matters and the Andrews litigation settlement, including gain on sale of property in the first quarter of 2022.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Millions	Per share	Millions	Per share
Capacity alignments	$109	$1.26	$0	$0.00
The Andrews litigation settlement	8	0.09	—	—
Antitrust related matters	1	0.01	—	—
Total adjustments to operating income	118	1.36	0	0.00
Tax on non-U.S. GAAP adjustments1)	(5)	(0.06)	0	0.00
Total adjustments to net income	$113	$1.30	$0	$0.00

1) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Millions	Per share	Millions	Per share
Capacity alignments1)	$112	$1.29	$(66)	$(0.76)
The Andrews litigation settlement	8	0.09	—	—
Antitrust related matters	2	0.02	—	—
Total adjustments to operating income	122	1.41	(66)	(0.76)
Tax on non-U.S. GAAP adjustments2)	(6)	(0.07)	23	0.27
Total adjustments to net income	$116	$1.34	$(43)	$(0.49)

1) Whereof gain on sale of property of $80 million in first quarter of 2022.

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

Calculation of “Trade working capital”

(Dollars in millions)

	June 30, 2023	March 31, 2023	June 30, 2022
Receivables, net	$2,189	$2,106	$1,779
Inventories, net	947	986	903
Accounts payable	(1,844)	(1,683)	(1,303)
Trade working capital	$1,292	$1,409	$1,379

Management uses the non-U.S GAAP measure "Net debt" to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. The Company, from time to time enters into “debt-related derivatives” (DRDs) as a part of its debt management and as part of efficiently managing the Company’s overall cost of funds. Creditors and credit rating agencies use net debt adjusted for DRDs in their analyses of the Company’s debt, therefore the Company provides this non-U.S. GAAP measure. DRDs are fair value adjustments to the carrying value of the underlying debt. Also included in the DRDs is the unamortized fair value adjustment related to a discontinued fair value hedge that will be amortized over the remaining life of the debt. By adjusting for DRDs, the total financial liability of net debt is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	June 30, 2023	March 31, 2023	June 30, 2022
Short-term debt	$481	$577	$559
Long-term debt	1,290	1,601	1,060
Total debt	1,771	2,179	1,619
Cash and cash equivalents	(475)	(713)	(327)
Debt issuance cost/Debt-related derivatives, net	4	12	26
Net debt	$1,299	$1,477	$1,318

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

Calculation of “Leverage ratio”

(Dollars in millions)

	June 30, 2023	March 31, 2023	June 30, 2022
Net debt1)	$1,299	$1,477	$1,318
Pension liabilities	152	159	155
Debt per the Policy	1,451	1,636	1,473

Net income2)	390	416	338
Income taxes 2)	168	176	143
Interest expense, net2,3)	67	60	51
Other non-operating items, net2)	1	4	2
Income from equity method investments2)	(4)	(4)	(3)
Depreciation and amortization of intangibles2)	363	359	381
Capacity alignments, antitrust related matters and the Andrews litigation settlement2)	127	10	(59)
EBITDA per the Policy (Adjusted EBITDA)	$1,112	$1,021	$854
Leverage ratio	1.3	1.6	1.7

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

Calculation of “Free Cash Flow”

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$53	$79	$127	$163
Changes in operating working capital	230	(239)	28	(257)
Depreciation and amortization	94	90	186	186
Gain on divestiture of property	—	—	—	(80)
Other, net	2	19	(8)	7
Operating cash flow	379	(51)	334	19
Capital expenditure, net	(124)	(139)	(267)	(156)
Free cash flow1)	$255	$(190)	$66	$(137)
Cash conversion2)	481%	n/a	52%	n/a
1) Operating cash flow less Capital expenditures, net.
2) Free cash flow relative to Net income.

Headcount

	June 30, 2023	March 31, 2023	June 30, 2022
Total headcount	71,200	71,300	64,700
Whereof:
Direct personnel in manufacturing	52,600	52,700	46,500
Indirect personnel	18,600	18,600	18,200
Temporary personnel	11%	11%	9.6%

At June 30, 2023, total headcount increased by 6,500 compared to a year earlier. The indirect workforce increased by 2% while the direct workforce increased by 13%, reflecting that sales grew organically by 27% in the second quarter compared to a year earlier.

Compared to March 31, 2023, total headcount was virtually unchanged. Our headcount reductions announced on July 13, 2023 is not yet reflected in the totals.

Full year 2023 indications

The Company's outlook indications for 2023 are mainly based on its customer call-offs, a full year 2023 global LVP growth of around 4%, that the Company achieves its targeted cost compensation effects and that customer call-off volatility is reduced.

Financial measure	Full year indication
Organic sales growth	Around 15%
Foreign currency impact on net sales	Around 1% positive
Adjusted operating margin 1)	Around 8.5%-9%
Tax rate 2)	Around 32%
Operating cash flow 3)	Around $900 million
Capital expenditures, net % of sales	Around 6%
1) Excluding effects from capacity alignments, antitrust related matters, the Andrews litigation settlement and other discrete items.
2) Excluding unusual tax items.
3) Excluding unusual items.

This report includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, July 2023. All rights reserved.

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

Other recent events

Key launches in the six months period ended June 30, 2023

•
Kia EV9: Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag
•
Hyundai MUFASA: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel
•
Zeekr-X: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts
•
Nio ES6: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag, Seatbelts
•
WEY Blue Mountain: Driver/Passenger Airbags, Steering Wheel, Seatbelts
•
Mercedes E-class: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel
•
Ford Mustang: Driver/Passenger Airbags, Side Airbags, Steering Wheel, Seatbelts
•
Toyota Alphard: Driver/Passenger Airbags, Head/Inflatable Curtain Airbags, Seatbelts
•
VW ID.7: Driver/Passenger Airbags, Side Airbags, Steering Wheel, Front Center Airbag, Seatbelts, Pedestrian Airbag

Other Items

•
On May 2, 2023, Autoliv announced that it presented several new safety solutions at the Shanghai Automobile Industry Exhibition 2023. The new safety solutions include an integrated cockpit, a zero-gravity seat, and the Star steering wheel. The new products are designed to provide safety, comfort, and an improved driving experience.
•
On May 19, 2023, Autoliv announced that Autoliv China and NIO Inc., a leading electric vehicle company based in China, signed a strategic cooperation framework agreement. The collaboration includes several new safety technologies for electric vehicles with an overarching focus on sustainable solutions.
•
On May 24, 2023, Autoliv announced that Petra Albuschus will join the company as Executive Vice President, Human Resources and Sustainability and will become a member of the Autoliv Executive Management Team. She will succeed Per Ericson who will retire. Ms. Albuschus joins Autoliv from Swedish retail company ICA Gruppen AB where she serves as Chief Human Resources Officer and a member of the ICA Gruppen executive management team. Over her career, Ms. Albuschus has accumulated valuable leadership and logistics experience from ICA Gruppen and from Procter & Gamble. Ms. Albuschus is expected to begin her employment with Autoliv no later than November 15, 2023.
•
On May 30, 2023, Autoliv announced that it has appointed Magnus Jarlegren, then Executive Vice President, Operations, as the next President Autoliv Europe effective June 1, 2023. Mr. Jarlegren brings extensive experience from leading development and change management in global operations and driving operational excellence, leading the step change of the Autoliv Production System and plant improvement.
•
On June 2, 2023, Autoliv announced that it will launch its first motorcycle airbag in 2025. The first new motorcycle safety product to reach the market will be the bag-on-bike airbag, with production beginning in Q1 2025. The bag-on-bike airbag can significantly reduce the risk of serious injury for powered two-wheeler riders in frontal crashes.
•
On June 8, 2023, Autoliv announced it is accelerating its global structural cost reductions, particularly within its European operations. These actions support Autoliv's medium- and long-term financial targets. The accelerated structural cost reduction initiatives include further optimization of the Company’s geographic footprint and organizational structure, including a substantial reduction of its total direct and indirect workforce by up to 11%.
•
On June 12, 2023, Autoliv hosted an Investor Day where Autoliv management outlined the Company's strategy, growth opportunities, financial plans and targets as well as its contribution to sustainable mobility.
•
On July 13, 2023, Autoliv announced its aims to close sites in Elmshorn, Germany and Congleton, United Kingdom, as part of its global structural cost reduction initiatives.
•
In Q2 2023, Autoliv repurchased and retired 0.48 million shares of common stock at an average price of $85.20 per share under the Autoliv 2022-2024 stock purchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2023, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023.

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

ITEM 1A. RISK FACTORS

As of June 30, 2023, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchases by the Company during the three months period ended June 30, 2023.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that Yet May Be Purchased Under the Plans or Programs (3)
April 1-30, 2023	17,400	$86.22	1,908,131	15,091,869
May 1-31, 2023	388,275	$85.00	2,296,406	14,703,594
June 1-30, 2023	69,617	$86.20	2,366,023	14,633,977

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months period ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.9

Amended and Restated Programme Agreement, dated February 17, 2023, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-12933, filing date March 16, 2023).

10.1*+	Employment Agreement, dated May 17, 2023, by and between Autoliv, Inc. and Petra Albuschus.

10.2*+	Amendment No. 1, dated June 1, 2023, to the Employment Agreement, dated February 15, 2019, by and between Autoliv, Inc. and Magnus Jarlegren.

10.3*+	Mutual Separation Agreement, dated July 10, 2023, by and between Autoliv, Inc. and Frithjof Oldorff.

10.4*+	Autoliv, Inc. Non-Employee Director Compensation Policy effective May 1, 2023.

10.5*+	Form of Non-Employee Director Restricted Stock Units Grant Agreement (2023) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 21, 2023

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)