Form 10-Q
period 2023-09-30
AUTOLIV INC
filed 2023-10-20
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 16, 2023, there were 84,148,332 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical facts but rather forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that address activities, events or developments that Autoliv, Inc. (“Autoliv,” the “Company” or “we”) or its management believes or anticipates may occur in the future. All forward-looking statements are based upon our current expectations, various assumptions and/or data available from third parties. Our expectations and assumptions are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that such forward-looking statements will materialize or prove to be correct as forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors which may cause actual future results, performance or achievements to differ materially from the future results, performance or achievements expressed in or implied by such forward-looking statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$2,596	$2,302	$7,724	$6,507
Cost of sales	(2,131)	(1,918)	(6,432)	(5,510)
Gross profit	465	383	1,291	998
Selling, general and administrative expenses	(118)	(105)	(379)	(333)
Research, development and engineering expenses, net	(107)	(106)	(343)	(325)
Amortization of intangibles	(1)	(0)	(1)	(2)
Other income (expense), net1)	(8)	(1)	(115)	91
Operating income	232	171	453	429
Income from equity method investment	1	1	4	3
Interest income	3	2	10	4
Interest expense	(24)	(15)	(68)	(41)
Other non-operating items, net	(11)	(6)	(6)	(5)
Income before income taxes	201	153	393	389
Income tax expense	(67)	(47)	(131)	(121)
Net income2)	134	106	262	268
Less: Net income attributable to non-controlling interest	1	1	1	1
Net income attributable to controlling interest	$134	$105	$261	$267

Net earnings per share – basic	$1.58	$1.21	$3.05	$3.06
Net earnings per share – diluted	$1.57	$1.21	$3.04	$3.06

Weighted average number of shares outstanding, net of treasury shares (in millions)	84.9	87.0	85.5	87.2
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	85.0	87.2	85.7	87.4

Cash dividend per share – declared	$0.66	$0.64	$1.98	$1.92
Cash dividend per share – paid	$0.66	$0.64	$1.98	$1.92

1) The nine months period ending September 30, 2022, includes a gain on sale of property of $80 million in Japan and a gain of $21 million from a patent litigation settlement.

2) For the three months periods ended September 30, 2023 and 2022, the aggregate transaction gain (loss) included in net income for the period were $(16) million and $(11) million, respectively. For the nine months periods ended September 30, 2023 and 2022, the aggregate transaction gain (loss) included in net income for the period were $(31) million and $(26) million, respectively.

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$134	$106	$262	$268
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	(33)	(98)	(43)	(214)
Net change in unrealized components of defined benefit plans	1	(1)	6	14
Other comprehensive (loss), before tax	(32)	(99)	(37)	(200)
Tax effect allocated to other comprehensive income (loss)	(0)	0	(1)	(4)
Other comprehensive (loss), net of tax	(32)	(99)	(38)	(203)
Comprehensive income	102	7	223	65
Less: Comprehensive income (loss) attributable to non-controlling interest	0	0	0	(0)
Comprehensive income attributable to controlling interest	$101	$7	$223	$65

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$475	$594
Receivables, net	2,179	1,907
Inventories, net	982	969
Prepaid expenses and accrued income	180	160
Other current assets	63	84
Total current assets	3,879	3,714
Property, plant and equipment, net	2,067	1,960
Operating lease right-of-use assets	162	160
Goodwill	1,372	1,375
Intangible assets, net	6	7
Other non-current assets	500	502
Total assets	7,987	7,717

Liabilities and equity
Short-term debt	590	711
Accounts payable	1,858	1,693
Accrued expenses	1,093	915
Operating lease liabilities - current	37	39
Other current liabilities	274	283
Total current liabilities	3,851	3,642
Long-term debt	1,277	1,054
Pension liability	152	154
Operating lease liabilities - non-current	125	119
Other non-current liabilities	96	121
Total non-current liabilities	1,649	1,450
Common stock	89	91
Additional paid-in capital	1,072	1,113
Retained earnings	2,242	2,310
Accumulated other comprehensive loss	(560)	(522)
Treasury stock	(371)	(379)
Total controlling interest's equity	2,473	2,613
Non-controlling interest	13	13
Total equity	2,486	2,626
Total liabilities and equity	$7,987	$7,717

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$262	$268
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	281	273
Gain on divestiture of property	—	(80)
Other, net	1	(44)
Net change in operating assets and liabilities	(8)	(168)
Net cash provided by operating activities	535	251

Investing activities
Expenditures for property, plant and equipment	(420)	(418)
Proceeds from sale of property, plant and equipment	1	98
Net cash used in investing activities	(419)	(319)

Financing activities
Net increase (decrease) in short-term debt	115	(110)
Proceeds from long-term debt	557	251
Repayment of long-term debt	(533)	(302)
Dividends paid	(169)	(167)
Stock repurchased	(202)	(60)
Common stock options exercised	1	0
Dividend paid to non-controlling interest	(1)	(1)
Net cash used in financing activities	(232)	(389)
Effect of exchange rate changes on cash and cash equivalents	(3)	(28)
Net decrease in cash and cash equivalents	(119)	(486)
Cash and cash equivalents at beginning of period	594	969
Cash and cash equivalents at end of period	$475	$483

See Notes to unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2022	$91	$1,113	$2,310	$(522)	$(379)	$2,613	$13	$2,626
Comprehensive Income:
Net income			74			74	0	74
Foreign currency translation adjustment				36		36	0	36
Pension liability				(0)		(0)		(0)
Total Comprehensive Income	—	—	74	35	—	110	0	110
Stock repurchased and retired	(0)	(9)	(33)			(42)		(42)
Stock-based compensation					3	3		3
Cash dividends declared			(57)			(57)		(57)
Balances at March 31, 2023	$91	$1,105	$2,295	$(487)	$(376)	$2,627	$14	$2,641
Comprehensive Income:
Net income			53			53	0	53
Foreign currency translation adjustment				(45)		(45)	(1)	(46)
Pension liability				4		4		4
Total Comprehensive Income	—	—	53	(41)	—	12	(0)	12
Stock repurchased and retired	(0)	(9)	(31)			(41)		(41)
Stock-based compensation					3	3		3
Dividends paid to non-controlling interest on subsidiary shares						0	(1)	(1)
Cash dividends declared			(56)			(56)		(56)
Balances at June 30, 2023	$90	$1,096	$2,260	$(527)	$(374)	$2,545	$13	$2,557
Comprehensive Income:
Net income			134			134	1	134
Foreign currency translation adjustment				(33)		(33)	(0)	(33)
Pension liability				1		1		1
Total Comprehensive Income	—	—	134	(32)	—	101	0	102
Stock repurchased and retired	(1)	(23)	(95)			(120)		(120)
Stock-based compensation					3	3		3
Dividends paid to non-controlling interest on subsidiary shares							—	—
Cash dividends declared			(56)			(56)		(56)
Balances at September 30, 2023	$89	$1,072	$2,242	$(560)	$(371)	$2,473	$13	$2,486

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2021	$103	$1,329	$2,742	$(408)	$(1,133)	$2,633	$15	$2,648
Comprehensive Loss:
Net income			83			83	0	83
Foreign currency translation adjustment				6		6	0	6
Pension liability				8		8		8
Total Comprehensive Income	—	—	83	14	—	97	0	98
Retired and repurchased shared	(0)	(4)	(13)			(18)		(18)
Stock-based compensation					2	2		2
Cash dividends declared			(56)			(56)		(56)
Balances at March 31, 2022	$103	$1,325	$2,755	$(393)	$(1,131)	$2,659	$15	$2,674
Comprehensive Loss:
Net income			79			79	0	79
Foreign currency translation adjustment				(121)		(121)	(1)	(122)
Pension liability				3		3		3
Total Comprehensive Loss	—	—	79	(119)	—	(40)	(1)	(40)
Retired and repurchased shared	(0)	(6)	(16)			(22)		(22)
Stock-based compensation					2	2		2
Cash dividends declared			(56)			(56)		(56)
Balances at June 30, 2022	$102	$1,319	$2,762	$(512)	$(1,128)	$2,544	$15	$2,558
Comprehensive Income:
Net income			105			105	1	106
Foreign currency translation adjustment				(98)		(98)	(1)	(99)
Pension liability				(1)		(1)		(1)
Total Comprehensive Income (loss)	—	—	105	(98)	—	7	0	7
Retired and repurchased shared	(0)	(4)	(15)			(20)		(20)
Stock-based compensation					3	3		3
Dividends paid to non-controlling interest on subsidiary shares							(1)	(1)
Cash dividends declared			(56)			(56)		(56)
Balances at September 30, 2022	$102	$1,315	$2,797	$(610)	$(1,125)	$2,478	$13	$2,491

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2023

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

The Company adopted ASU 2022-04 as of January 1, 2023. The Company has an agreement with an external payment service provider to facilitate the payments to certain suppliers. The outstanding obligations confirmed towards the external payment service provider are recorded in Accounts Payable in the Condensed Consolidated Balance Sheet until payment has been effected. The Company has undertaken to make sure the payment is effected on the original invoice maturity date. The payment terms range between 30 days and 165 days, with a weighted average of 127 days.

The roll-forward of the Company's outstanding obligations confirmed as valid under its supplier finance program for the nine months period ended September 30, 2023 is as follows (dollars in millions):

Nine Months Ended
September 30, 2023
Confirmed obligations outstanding at beginning of the period	$314
Invoices confirmed during the period	1,046
Confirmed invoices paid during the period	(1,030)
Confirmed obligations outstanding at end of the period1)	$330

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of September 30, 2023 or December 31, 2022 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of September 30, 2023 and December 31, 2022 were foreign exchange swaps.

For the three months periods ended September 30, 2023 and 2022, the gains (losses) recognized in other non-operating items, net were $12 million and $(9) million, respectively, for derivative instruments not designated as hedging instruments. For the nine months periods ended September 30, 2023 and 2022, the gains (losses) recognized in other non-operating items, net were $21 million and $(24) million, respectively. The realized part of the losses referred to above is reported under financing activities in the statement of cash flows.

For the three and nine months periods ended September 30, 2023 and September 30, 2022, the gains (losses) recognized as interest expense were immaterial.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	September 30, 2023						December 31, 2022
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$2,016	1)	$13	2)	$25	3)	$2,616	4)	$22	5)	$15	6)
Total derivatives not designated as hedging instruments	$2,016		$13		$25		$2,616		$22		$15

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $2,016 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $13 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $25 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	September 30, 2023		December 31, 2022
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,000	$980	$767	$735
Loans	277	282	287	292
Total long-term debt	1,277	1,262	1,054	1,027

Short-term debt
Short-term portion of long-term debt	297	295	533	527
Overdrafts and other short-term debt	293	293	178	178
Total short-term debt	$590	$588	$711	$705

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

For the three and nine months periods ended September 30, 2023 and September 30, 2022, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended September 30, 2023 was 33.4% compared to 30.8% for the three months period ended September 30, 2022. Discrete tax items, net for the three months period ended September 30, 2023 had an unfavorable impact of 0.2%. Discrete tax items, net for the three months period ended September 30, 2022 had an unfavorable impact of 1.4%.

The effective tax rate for the nine months period ended September 30, 2023 was 33.4% compared to 31.1% for the nine months period ended September 30, 2022. Discrete tax items, net for the nine months period ended September 30, 2023 had a favorable impact of 0.6%. Discrete tax items, net for the nine months period ended September 30, 2022 had an unfavorable impact of 1.2%.

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

As of September 30, 2023, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the nine months period ended September 30, 2023, the Company recorded a net increase of $7 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. Of the total unrecognized tax benefits of $53 million recorded as of September 30, 2023, $16 million is classified as current tax payable within Other current liabilities and $37 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	September 30, 2023	December 31, 2022
Raw materials	$454	$445
Work in progress	325	350
Finished products	289	265
Inventories	1,068	1,060
Inventory valuation reserve	(87)	(91)
Total inventories, net of reserve	$982	$969

6. RESTRUCTURING

As of September 30, 2023, approximately $105 million of the $122 million in total reserve balance can be attributed to footprint optimization activities in Europe, mainly Germany and the United Kingdom (UK) amounting to $89 million. These activities are expected to be concluded during 2024 and 2025.

The provision charges for the three and nine months periods ended September 30, 2023 mainly relate to restructuring activities in Germany and UK. The cash payments for the three and nine months periods ended September 30, 2023 relate to restructuring activities in Europe. The majority of the cash payments for the nine months period ended September 30, 2022 mainly related to footprint optimization activities in Asia.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reserve at beginning of the period	$127	$45	$32	$88
Provision - charge	8	2	118	14
Provision - reversal	(1)	(1)	(1)	(1)
Cash payments	(9)	(9)	(24)	(59)
Translation difference	(3)	(3)	(2)	(8)
Reserve at end of the period	$122	$34	$122	$34

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

For the three and nine months periods ended September 30, 2023, provisions primarily relate to warranty related issues and cash payments mainly relate to the Andrews litigation settlement. For the three and nine months periods ended September 30, 2022, provisions and cash payments primarily related to warranty related issues. As of September 30, 2023, the reserve for product related liabilities mainly relate to recall related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). The reserve for product related liabilities is included in accrued expenses and other non-current liabilities on the Condensed Consolidated Balance Sheets. A majority of the Company’s product-related liabilities as of September 30, 2023 are covered by insurance. Insurance receivables are included within other current assets and other non-current assets on the Condensed Consolidated Balance Sheets. As of September 30, 2023, the Company had total insurance receivables of $120 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reserve at beginning of the period	$178	$145	$145	$144
Change in reserve	3	5	46	17
Cash payments	(61)	(3)	(71)	(12)
Translation difference	(0)	(2)	(1)	(3)
Reserve at end of the period	$120	$146	$120	$146

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$3	$3	$9	$9
Expected return on plan assets	(3)	(7)	(8)	(11)
Settlement loss	1	2	1	3
Net periodic benefit cost	$1	$(2)	$2	$1
Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$2	$2	$7	$7
Interest cost	2	1	7	4
Expected return on plan assets	(1)	(0)	(2)	(1)
Amortization of actuarial loss	1	1	1	1
Settlement/curtailment gain	0	(0)	0	(5)
Net periodic benefit cost (gain)	$4	$4	$13	$6

The Service cost component in the table above is reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components - Interest cost, Expected return on plan assets, Amortization of actuarial loss, Settlement loss (gain) and Curtailment gain - are reported as Other non-operating items, net in the Consolidated Statements of Income.

The Company triggered settlement accounting for the primary U.S. pension plan in the third quarter of 2023 because the lump-sum payments made during the quarter exceeded the sum of Service cost and Interest cost for this U.S. plan. Due to the settlement accounting, the obligation and plan assets for the primary U.S. plan have been re-measured as of September 30, 2023, which resulted in an immaterial change in the net pension liability compared to December 31, 2022. The discount rate used to determine the U.S. net periodic benefit cost because of the re-measurement was changed from 5.32% to 5.98% in the third quarter of 2023. The expected long-term rate of return on plan asset is unchanged at 5.05%.

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

Product Liability:

In June 2023, several Autoliv subsidiaries were named as defendants in a class action lawsuit filed in the United States District Court for the Eastern District of Michigan by David Anderson, et al. These subsidiaries were also named defendants in a class action filed in the Western District of Tennessee in September 2022. The plaintiffs in these lawsuits (the "ARC Inflator Class Action") generally allege that the defendants have violated various state competition, warranty, and trade practice laws relating to ARC inflators included in airbag modules that the defendants allegedly supplied after Autoliv acquired certain Delphi assets (the "Delphi Acquisition") in December 2009. The Company denies these allegations. Autoliv is not aware of any performance issues regarding ARC inflators included with its airbags at the directions of its customers that it shipped following the Delphi Acquisition. The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the ARC Inflator Class Action. However, the Company continues to evaluate this matter, no accrual has been made, and no estimated range of potential loss can be determined at this time. The Company cannot predict the ultimate outcome of the ARC Inflator Class Action.

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

For the three and nine months periods ended September 30, 2023, the Company recorded approximately $3 million and $8 million, respectively, in stock-based compensation expense related to RSUs and PSUs. For the three and nine months periods ended September 30, 2022, the Company recorded approximately $3 million and $7 million, respectively, in stock-based compensation expense related to RSUs and PSUs.

During the three and nine months periods ended September 30, 2023, approximately 8 thousand and 120 thousand shares of common stock from the treasury stock were utilized by the Plan. During the three and nine months periods ended September 30, 2022, approximately 5 thousand and 144 thousand shares, respectively, of common stock from the treasury stock were utilized by the Plan.

11. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is set forth in the table below. Anti-dilutive shares outstanding were immaterial for all periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$134	$105	$261	$267
Denominator:
Basic: Weighted average common stock	84.9	87.0	85.5	87.2
Add: Weighted average stock options/share awards	0.2	0.2	0.2	0.2
Diluted weighted average common stock:	85.0	87.2	85.7	87.4

Net earnings per share - basic	$1.58	$1.21	$3.05	$3.06

Net earnings per share - diluted	$1.57	$1.21	$3.04	$3.06

12. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three and nine months periods ended September 30, 2023 and September 30, 2022 were as follows (dollars in millions).

Net Sales by Products	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Airbags, Steering Wheels and Other1)	$1,761	$1,510	$5,191	$4,226
Seatbelt Products and Other1)	835	792	2,533	2,281
Total net sales	$2,596	$2,302	$7,724	$6,507

Net Sales by Region	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
China	$538	$537	$1,488	$1,347
Asia, excl. China	495	418	1,449	1,197
Americas	918	794	2,665	2,225
Europe	646	552	2,122	1,738
Total net sales	$2,596	$2,302	$7,724	$6,507

1) Including Corporate sales.

Contract Balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three and nine months periods ended September 30, 2023 and September 30, 2022, were not material in any period.

13. SUBSEQUENT EVENTS

There were no reportable events subsequent to September 30, 2023.

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

EXECUTIVE OVERVIEW

Our performance in the third quarter was very encouraging. Our organic sales growth continued to significantly outperform LVP and the adjusted operating income was a new third quarter record since the spin-off in 2018.

We are pleased that our strong performance in the third quarter was broad based, with improvements in several key areas - both year-over-year and sequentially - including gross and operating margin, labor efficiency and SG&A and RD&E costs in relation to sales. Cash flow was strong, and the debt leverage remained well within our target range while maintaining our dividend and almost tripling the number of shares repurchased compared to the second quarter.

We continue to work hard to secure a strong medium- and long-term competitive position. In the quarter, we detailed a large part of our structural cost reduction intentions of reducing our indirect workforce by up to 2,000. In addition, the ongoing reorganization of our global functions and European operations is expected to lead to a reduced normalized tax rate. It is also encouraging for our medium- and long-term potential that we continue to improve our position in China with the fast-growing domestic OEMs. In the first nine months, we increased our sales to this group by more than 50% year over year.

We increase our full year sales indication to reflect that LVP has developed better than expected, even with the UAW strike in the U.S. We have continued to see an improvement of supply chain stability throughout the year, with reduced customer call off volatility. However, the improvement is slower than we had expected, as it deteriorated somewhat in Europe in the third quarter. This, together with the higher sales and adverse foreign currency exchange development, means that we expect a fourth quarter adjusted operating margin (Non-U.S. GAAP measure) improvement year-over-year of around 1.5-2pp, in line with the previously communicated improvement pattern of around 2pp each quarter throughout 2023.

Our performance in the first nine months and the outlook for the final quarter of the year makes us confident that we will deliver a substantial full year increase in sales, operating cash flow and adjusted operating income. Together with the advancement of our structural cost reduction activities, the improving position with fast growing OEMs, the continued gradual improvement of supply chain stability, and the development of inflation compensation, we have a solid foundation for a continued strong development in the years to come, that support our medium-term targets.

Financial highlights in the three months period ended September 30, 2023

Change figures below compare to the same period of the previous year, except when stated otherwise.

$2,596 million net sales

13% net sales increase

11% organic sales growth (Non-U.S. GAAP measure, see reconciliation table below)

8.9% operating margin

9.4% adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below)

$1.57 EPS, 30% increase

$1.66 adjusted EPS (Non-U.S. GAAP measure, see reconciliation table below), 35% increase

Key business developments in the three months period ended September 30, 2023

Change figures below compare to the same period of the previous year, except when stated otherwise.

•
Sales increased organically (Non-U.S. GAAP measure, see reconciliation table below) by 11%, which was 7pp better than global LVP growth of 3.8% (S&P Global October 2023). We outperformed in all regions, mainly due to new product launches and higher prices.
•
Profitability improved substantially, positively impacted by price increases, organic growth, and our cost reduction activities. Operating income was $232 million and operating margin was 8.9%. Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) improved from $173 million to $243 million and adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below) increased from 7.5% to 9.4%, despite inflationary pressure and adverse foreign currency translation effects. Return on capital employed was 24% and adjusted return on capital employed (Non-U.S. GAAP measure, see reconciliation table below) was 25%.
•
Operating cash flow remained strong, albeit declining from $232 million to $202 million, mainly due to temporary negative working capital effects. Free cash flow (Non-U.S. GAAP measure, see reconciliation table below) decreased to $50 million from $68 million. The leverage ratio (Non-U.S. GAAP measure, see reconciliation table below) was unchanged at 1.3x compared to the second quarter of 2023. A dividend of $0.66 per share was paid, and 1.23 million shares were repurchased and retired in the quarter.

Business and market condition update for the third quarter 2023

Supply Chain

Global light vehicle production growth year-over-year was 3.8% (according to S&P Global October 2023) in the third quarter, with all major regions growing except China. We saw continued gradual improvement in call-off volatility as supply chains are less strained compared to a year earlier. However, volatility is still significantly higher than pre-pandemic levels, and low customer demand visibility and changes to customer call-offs with short notice still had a negative impact on our production efficiency and profitability in the quarter. We expect the current industry-wide supply chain disruptions to continue to fade in the fourth quarter of 2023, but not enough to return to pre-pandemic levels of efficiency by year-end.

Inflation

In Q3 2023, cost pressures from labor, logistics, utilities, and other items had a negative impact on our profitability. Most of the inflationary cost pressure was offset by customer price and other compensations in the quarter. Raw material cost inflation and its impact on our profitability was negligible in Q3 2023. We expect the raw material price changes in 2023 to be largely reflected in price changes in our products, albeit with delays of several months. We also expect continued cost pressure from broad based inflation relating to labor, logistics, utilities and other items, especially in Europe. We continue to execute on productivity and cost reduction activities to offset these cost pressures, and we continue to have challenging discussions with our customers on non-raw material cost inflation.

Other matters

Autoliv expects its tax rate for full year 2023 to be lower than previously anticipated. The full year tax rate is now projected to be around 20% for full year 2023. This is due to the ongoing reorganization of our global functions and European operations, which is expected to lead to a reduced tax rate for 2023. These changes are also expected to reduce the normalized tax rate to be within a range of around 25-30% from 2024 onward.

The UAW strike has had negligible impact on our sales and profitability in the third quarter, with around $2 million in lost sales. We estimate that the current strike actions, as known as of October 19, 2023 by UAW are currently negatively impacting our weekly sales by around $6 million.

In June 2023, Autoliv communicated a cost reduction framework which included the intention of reducing our indirect headcount by up to 2,000. We announced more details on these initiatives on July 13, 2023 and followed up with another announcement with details on October 5, 2023. Based on the intended work force reductions in these announcements, we estimate that the annual cost reductions will amount to around $35 million in 2024, $65 million in 2025 and reaching $85 million when fully implemented. We expect to announce further details, as plans materialize further.

We expect 2024 to be an important step towards our medium-term target of 12% adjusted operating margin (Non-U.S. GAAP measure). We intend, as usual, to come back with a full year indication in connection with our fourth quarter earnings release in January next year.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	or As of September 30,		or As of September 30,
	2023	2022	2023	2022
Trade working capital1)	1,303	1,314	1,303	1,314
Trade working capital relative to sales, %2)	12.5%	14.3%	12.5%	14.3%
Receivables outstanding relative to sales, %3)	21.0%	20.6%	21.0%	20.6%
Inventory outstanding relative to sales, %4)	9.5%	10.0%	9.5%	10.0%
Payables outstanding relative to sales, %5)	17.9%	16.3%	17.9%	16.3%

Gross margin, %6)	17.9%	16.7%	16.7%	15.3%
Operating margin, %7)	8.9%	7.4%	5.9%	6.6%

Capital employed8)	3,861	3,779	3,861	3,779
Net debt9)	1,375	1,288	1,375	1,288
Return on total equity, %10)	21.3%	16.8%	13.5%	13.8%
Return on capital employed, %11)	24.2%	18.0%	15.6%	15.3%

Headcount at period-end12)	71,200	67,800	71,200	67,800

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

three months period ended September 30, 2023 COMPARED WITH three months period ended September 30, 2022

Consolidated Sales Development

(dollars in millions)

	Three Months Ended September 30,			Components of change in net sales
	2023	2022	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$1,761	$1,510	17%	1.9%	15%
Seatbelt products and Other2)	835	792	5.5%	2.9%	2.6%
Total	$2,596	$2,302	13%	2.2%	11%

Asia	$1,033	$955	8.1%	(3.7)%	12%
Whereof: China	538	537	0.1%	(5.4)%	5.6%
Asia excl. China	495	418	18%	(1.5)%	20%
Americas	918	794	16%	5.0%	11%
Europe	646	552	17%	8.4%	8.5%
Total	$2,596	$2,302	13%	2.2%	11%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales for all major product categories increased organically (Non-U.S. GAAP measure) in the quarter. The largest contributor to the increase was steering wheels, followed by inflatable curtains, side airbags, and passenger airbags.

Sales by product - Seatbelts and Other

The main contributor to Seatbelt Products organic sales growth (Non-U.S. GAAP measure) was Asia excl. China and Europe, followed by Americas.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table below) increased by 11% compared to the global LVP increase of 3.8% (according to S&P Global, October 2023). The 7pp outperformance was mainly driven by price increases and new product launches.

Autoliv organic sales growth outperformed LVP growth by 15pp in Asia excl. China, by 6pp in China, by 3pp in Americas and by 2pp in Europe.

Third quarter of 2023 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	11%	8.5%	5.6%	20%	11%
Main growth drivers	Mercedes, Nissan, Honda	Mercedes, BMW	Lixiang, GWM, Chery	Toyota, Hyundai, Subaru	Honda, Toyota, Mercedes
Main decline drivers	BMW, Ford, Stellantis	Volvo, Ford, VW	VW, Nissan, GM	Renault, Bodrin, Stellantis	VW, Renault, Ford

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change third quarter of 2023 versus third quarter of 2022

	Americas	Europe	China	Asia excl. China	Global
LVP1)	7.9%	6.5%	(0.6)%	4.5%	3.8%

1) Source: S&P Global, October 2023.

Earnings

	Three Months Ended September 30,
(Dollars in millions, except per share data)	2023	2022	Change
Net Sales	$2,596	$2,302	13%
Gross profit	465	383	21%
% of sales	17.9%	16.7%	1.3	pp
S, G&A	(118)	(105)	12%
% of sales	(4.6)%	(4.6)%	0.0	pp
R, D&E, net	(107)	(106)	1.0%
% of sales	(4.1)%	(4.6)%	0.5	pp
Amortization of Intangibles	(1)	(0)	28%
Other income (expense), net	(8)	(1)	756%
Operating income	232	171	36%
% of sales	8.9%	7.4%	1.5	pp
Adjusted operating income1)	243	173	40%
% of sales	9.4%	7.5%	1.8	pp
Financial and non-operating items, net	(30)	(18)	68%
Income before taxes	201	153	32%
Income taxes	(67)	(47)	43%
Tax rate	33.4%	30.8%	2.6	pp
Net income	134	106	27%
Earnings per share, diluted2)	1.57	1.21	30%
Adjusted earnings per share, diluted1,2)	1.66	1.23	35%

1) Non-U.S. GAAP measure, excluding effects from capacity alignments, antitrust related matters and the Andrews litigation settlement.

2) Assuming dilution, when applicable, and net of treasury shares.

Third quarter of 2023 financial development

Gross profit increased by $82 million, and the gross margin increased by 1.3pp compared to the same quarter 2022. The gross profit increase was primarily driven by price increases, volume growth, lower costs for material and premium freight. This was partly offset by increased costs for personnel related to volume growth and wage inflation.

S,G&A costs increased by $13 million compared to the prior year, mainly due to increased costs for personnel as well as adverse foreign currency translation effects. S,G&A costs in relation to sales was unchanged at 4.6%.

R,D&E, net costs was almost unchanged compared to the prior year, as higher costs for personnel and adverse foreign currency translation effects were almost offset by higher engineering income. R,D&E, net, in relation to sales decreased from 4.6% to 4.1%.

Other income (expense), net was negative $8 million compared to negative $1 million in the same period last year. The difference was mainly related to higher capacity alignment accruals in the third quarter of 2023.

Operating income increased by $61 million compared to the same period in 2022, mainly due to the increase in gross profit, partly offset by higher costs for S,G&A.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by $70 million compared to the prior year, mainly due to higher gross profit, partly offset by the higher costs for S,G&A.

Financial and non-operating items, net, was negative $30 million compared to negative $18 million a year earlier. The difference was mainly due to increased interest expense as an effect of higher debt and higher interest rates and foreign currency revaluation effects.

Income before taxes increased by $49 million compared to the prior year, mainly due to the increase in operating income, partly offset by a larger Financial and non-operating items, net.

Tax rate was 33.4% compared to 30.8% in the same period last year. Discrete tax items, net, increased the tax rate this quarter by 0.2pp. Discrete tax items increased the tax rate by 1.4pp in the same period last year.

Earnings per share, diluted increased by $0.36 compared to a year earlier. The main drivers were $0.49 from operating income partly offset by $0.10 from financial items.

nine months period ended September 30, 2023 COMPARED WITH nine months period ended September 30, 2022

Consolidated Sales Development

(dollars in millions)

	Nine Months Ended September 30,			Components of change in net sales
	2023	2022	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$5,191	$4,226	23%	(0.6)%	23%
Seatbelt products and Other2)	2,533	2,281	11%	(0.0)%	11%
Total	$7,724	$6,507	19%	(0.4)%	19%

Asia	$2,937	$2,544	15%	(5.5)%	21%
Whereof: China	1,488	1,347	10%	(6.1)%	17%
Asia excl. China	1,449	1,197	21%	(4.7)%	26%
Americas	2,665	2,225	20%	3.6%	16%
Europe	2,122	1,738	22%	2.0%	20%
Total	$7,724	$6,507	19%	(0.4)%	19%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales for all major product categories increased organically (Non-U.S. GAAP measure) in the first nine months. The largest contributor to the increase was inflatable curtains and steering wheels, followed by side airbags and passenger airbags.

Sales by product - Seatbelts and Other

The main contributor to Seatbelt Products organic sales growth (Non-U.S. GAAP measure) was Europe, followed by Americas, Asia excl. China, and China.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table below) increased by 19% compared to the global LVP increase of 9.1% (according to S&P Global, October 2023). The 10pp outperformance was mainly driven by new product launches and price increases.

Autoliv outperformed LVP by around 15pp in Asia excl. China, by 12pp in China, by 6pp in Europe and in Americas.

First nine months 2023 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	16%	20%	17%	26%	19%
Main growth drivers	Honda, GM, Nissan	VW, Stellantis, Renault	Honda, Lixiang, BYD	Toyota, Hyundai, Subaru	Honda, Toyota, Hyundai
Main decline drivers	Ford, BMW	Mitsubishi	Nissan, VW, Renault	Renault, KG Mobility, Stellantis	Ford

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change first nine months of 2023 versus first nine months of 2022

	Americas	Europe	China	Asia excl. China	Global
LVP1)	11%	14%	4.5%	11%	9.1%

1) Source: S&P Global, October 2023.

Earnings

	Nine Months Ended September 30,
(Dollars in millions, except per share data)	2023	2022	Change
Net Sales	$7,724	$6,507	19%
Gross profit	1,291	998	29%
% of sales	16.7%	15.3%	1.4	pp
S, G&A	(379)	(333)	14%
% of sales	(4.9)%	(5.1)%	0.2	pp
R, D&E, net	(343)	(325)	5.7%
% of sales	(4.4)%	(5.0)%	0.5	pp
Amortization of Intangibles	(1)	(2)	(36)%
Other income (expense), net	(115)	91	n/a
Operating income	453	429	5.5%
% of sales	5.9%	6.6%	(0.7)pp
Adjusted operating income1)	586	365	60%
% of sales	7.6%	5.6%	2.0	pp
Financial and non-operating items, net	(60)	(40)	50%
Income before taxes	393	389	0.9%
Income taxes	(131)	(121)	8.5%
Tax rate	33.4%	31.1%	2.3	pp
Net income	262	268	(2.5)%
Earnings per share, diluted2)	3.04	3.06	(0.5)%
Adjusted earnings per share, diluted1,2)	4.48	2.58	73%

1) Non-U.S. GAAP measure, excluding effects from capacity alignments, antitrust related matters, the Andrews litigation settlement, and gain on sale of property in the first quarter of 2022.

2) Assuming dilution, when applicable, and net of treasury shares.

First nine months 2023 financial development

Gross profit increased by $294 million, and the gross margin increased by 1.4pp compared to the same period in 2022. The gross profit increase was primarily driven by price increases, volume growth and lower costs for premium freight. This was partly offset by increased costs for personnel related to higher volumes and wage inflation as well as adverse effects from foreign currency translation and higher costs for energy.

S,G&A costs increased by $46 million compared to the prior year, mainly due to increased costs for personnel projects. S,G&A costs in relation to sales decreased from 5.1% to 4.9%.

R,D&E, net costs increased by around $19 million compared to the prior year, mainly due to higher costs for personnel. R,D&E, net, in relation to sales decreased from 5.0% to 4.4%.

Other income (expense), net was negative $115 million compared to positive $91 million in the prior year. The prior year was positively impacted by around an $80 million gain from the sale of a property in Japan and around $20 million from a patent litigation settlement, partly offset by around $10 million in capacity alignment provisions for the closure of a plant in South Korea while the first nine months of 2023 was negatively impacted by around $105 million in accruals for capacity alignments.

Operating income increased by $24 million compared to the same period in 2022, mainly due to higher gross profit, partly offset by the changes in Other income (expense), net and the higher costs for S,G&A and R,D&E, net.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by $221 million compared to the prior year, mainly due to higher gross profit, partly offset by the higher costs for S,G&A and R,D&E, net.

Financial and non-operating items, net, was negative $60 million compared to negative $40 million a year earlier, mainly due to increased interest expense as an effect of higher debt and higher interest rates.

Income before taxes increased by $3 million compared to the prior year, mainly due to the higher operating income partly offset by the increased interest expense.

Tax rate was 33.4% compared to 31.1% in the same period last year. Discrete tax items, net, decreased the tax rate this year by 0.6pp. Discrete tax items increased the tax rate by 1.2pp in the same period last year.

Earnings per share, diluted decreased by $0.02 compared to a year earlier. The main drivers behind the decrease were $0.17 from financial items and $0.14 from lower operating income, partly offset by $0.23 from taxes.

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

Third quarter of 2023 development

Trade working capital (Non-U.S. GAAP measure, see calculation table below) decreased by $11 million compared to the same period last year, where the main drivers were $354 million in higher accounts payable partly offset by $286 million in higher receivables and $58 million in higher inventories. Compared to the second quarter of 2023, trade working capital increased by $11 million, driven by $35 million in higher inventories, partly offset by $14 million in higher accounts payable and $10 million in lower receivables.

Operating cash flow decreased by $30 million to $202 million compared to the same period last year, mainly due to less favorable working capital effects partly offset by higher net income.

Capital expenditure, net decreased by $12 million compared to the same period the previous year. Capital expenditure, net in relation to sales was 5.8% vs. 7.1% a year earlier.

Free cash flow (Non-U.S. GAAP measure, see calculation table below) was $50 million compared to $68 million in the same period prior year. The decrease was mainly due to the lower operating cash flow partly offset by lower capital expenditure, net.

Cash conversion (Non-U.S. GAAP measure) defined as free cash flow (Non-U.S. GAAP measure, see calculation table below) in relation to net income, was 37% in the period.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) was $1,375 million as of September 30, 2023, which was $87 million higher than a year earlier.

Liquidity position. As of September 30, 2023, our cash balance was around $0.5 billion, and including committed, unused loan facilities, our liquidity position was around $1.6 billion.

Leverage ratio (Non-U.S. GAAP measure, see calculation table below). As of September 30, 2023, the Company had a leverage ratio of 1.3x compared to 1.6x as of September 30, 2022, as the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure) increased more than the net debt (Non-U.S. GAAP measure) increased.

Total equity decreased by $5 million compared to September 30, 2022. This was mainly due to $226 million in dividend payment and stock repurchases of $257 million partly offset by $418 million from net income and $36 million in positive currency translation effects.

First nine months of 2023 development

Operating cash flow increased by $285 million compared to the same period last year to $535 million, mainly due to higher adjusted operating income and less negative working capital effects.

Capital expenditure, net increased by $99 million, mainly due to the impact on the prior year of $95 million from the sale of property, plant and equipment. Capital expenditure, net in relation to sales was 5.4% vs. 4.9% the prior year period.

Free cash flow (Non-U.S. GAAP measure, see reconciliation table below) was $117 million, compared to negative $69 million in the same period last year. The improvement was due to the higher operating cash flow partly offset by higher capital expenditure, net.

Cash conversion (Non-U.S. GAAP measure, see reconciliation table below) defined as free cash flow (Non-U.S. GAAP measure, see reconciliation table below) in relation to net income, was 45% in the period.

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

Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted Earnings per share, diluted”

(Dollars in millions, except per share data)

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$232	$11	$243	$171	$2	$173
Operating margin, %	8.9%	0.4%	9.4%	7.4%	0.1%	7.5%
Earnings per share, diluted	$1.57	$0.09	$1.66	$1.21	$0.02	$1.23

1) Effects from capacity alignments, antitrust related matters and the Andrews litigation settlement.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$453	$133	$586	$429	$(64)	$365
Operating margin, %	5.9%	1.7%	7.6%	6.6%	(1.0)%	5.6%
Earnings per share, diluted	$3.04	$1.44	$4.48	$3.06	$(0.47)	$2.58

1) Effects from capacity alignments, antitrust related matters and the Andrews litigation settlement, including gain on sale of property in the first quarter of 2022.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Millions	Per share	Millions	Per share
Capacity alignments	$10	$0.12	$2	$0.02
The Andrews litigation settlement	(0)	(0.00)	—	—
Antitrust related matters	1	0.01	—	—
Total adjustments to operating income	11	0.13	2	0.02
Tax on non-U.S. GAAP adjustments1)	(3)	(0.04)	(0)	(0.01)
Total adjustments to net income	$8	$0.09	$2	$0.02

1) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Millions	Per share	Millions	Per share
Capacity alignments1)	$122	$1.42	$(64)	$(0.73)
The Andrews litigation settlement	8	0.09	—	—
Antitrust related matters	3	0.04	—	—
Total adjustments to operating income	133	1.55	(64)	(0.73)
Tax on non-U.S. GAAP adjustments2)	(10)	(0.11)	23	0.26
Total adjustments to net income	$123	$1.44	$(41)	$(0.47)

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

Calculation of “Trade working capital”

(Dollars in millions)

	September 30, 2023	June 30, 2023	September 30, 2022
Receivables, net	$2,179	$2,189	$1,893
Inventories, net	982	947	924
Accounts payable	(1,858)	(1,844)	(1,503)
Trade working capital	$1,303	$1,292	$1,314

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	September 30, 2023	June 30, 2023	September 30, 2022
Short-term debt	$590	$481	$692
Long-term debt	1,277	1,290	1,037
Total debt	1,867	1,771	1,729
Cash and cash equivalents	(475)	(475)	(483)
Debt issuance cost/Debt-related derivatives, net	(17)	4	42
Net debt	$1,375	$1,299	$1,288

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

Calculation of “Leverage ratio”

(Dollars in millions)

	September 30, 2023	June 30, 2023	September 30, 2022
Net debt1)	$1,375	$1,299	$1,477
Pension liabilities	152	152	159
Debt per the Policy	1,527	1,451	1,636

Net income2)	418	390	416
Income taxes 2)	188	168	176
Interest expense, net2,3)	75	67	60
Other non-operating items, net2)	5	1	4
Income from equity method investments2)	(4)	(4)	(4)
Depreciation and amortization of intangibles2)	371	363	359
Capacity alignments, antitrust related matters and the Andrews litigation settlement2)	136	127	10
EBITDA per the Policy (Adjusted EBITDA)	$1,189	$1,112	$1,021
Leverage ratio	1.3	1.3	1.6

1) Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.

2) Latest 12-months.

3) Interest expense, net including cost for extinguishment of debt, if any, less interest income.

Management uses the non-U.S. GAAP measure “free cash flow” to analyze the amount of cash flow being generated by the Company’s operations after capital expenditure, net. This measure indicates the Company’s cash flow generation level that enables strategic value creation options such as dividends or acquisitions. For details on the calculation of free cash flow, see the table below. Management uses the non-U.S. GAAP measure “cash conversion” to analyze the proportion of net income that is converted into free cash flow. The measure is a tool to evaluate how efficiently the Company utilizes its resources. For details on cash conversion, see the table below.

Calculation of “Free Cash Flow”

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$134	$106	$262	$268
Changes in operating working capital	(36)	89	(8)	(168)
Depreciation and amortization	95	87	281	273
Gain on divestiture of property	—	—	—	(80)
Other, net	9	(51)	1	(44)
Operating cash flow	202	232	535	251
Capital expenditure, net	(151)	(164)	(419)	(319)
Free cash flow1)	$50	$68	$117	$(69)
Cash conversion2)	37%	64%	45%	n/a
1) Operating cash flow less Capital expenditures, net.
2) Free cash flow relative to Net income.

Headcount

	September 30, 2023	June 30, 2023	September 30, 2022
Total headcount	71,200	71,200	67,800
Whereof:
Direct personnel in manufacturing	52,900	52,600	49,600
Indirect personnel	18,200	18,600	18,300
Temporary personnel	11%	11%	11%

At September 30, 2023, total headcount increased by 3,400 compared to a year earlier. The indirect workforce decreased by 1% while the direct workforce increased by 7%, reflecting that sales grew organically by 11% in the third quarter compared to a year earlier.

Compared to June 30, 2023, total headcount was unchanged, with a 1% increase in direct headcount and 2% decrease in indirect headcount.

Full year 2023 indications

Our outlook indications for 2023 are mainly based on our customer call-offs, a full year 2023 global LVP growth of around 7%, achievement of our targeted cost compensation effects, and a reduction of customer call-off volatility. Our full year 2023 indications are also based on the assumption that the UAW strike is not prolonged beyond what is included in the S&P Global October outlook.

Financial measure	Full year indication
Organic sales growth	Around 17%
Foreign currency impact on net sales	Around 1% positive
Adjusted operating margin 1)	Around 8.5%-9%
Tax rate 2)	Around 20%
Operating cash flow 3)	Around $900 million
Capital expenditures, net % of sales	Around 6%
1) Excluding effects from capacity alignments, antitrust related matters, the Andrews litigation settlement and other discrete items.
2) Excluding unusual tax items.
3) Excluding unusual items.

This report includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, October 2023. All rights reserved.

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

Other recent events

Key launches in the nine months period ended September 30, 2023

•
BMW 5-series/i5: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Front Center Airbag, Seatbelts.
•
Honda Elevate: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts.
•
Dodge RAM Rampage: Driver/Passenger Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Seatbelts.
•
Changan A07: Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts.
•
WEY High Mountain: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Seatbelts.
•
Volvo EX30: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Seatbelts.
•
Peugeot e-308: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Seatbelts.
•
Rolls Royce Spectre: Side Airbags, Seatbelts.
•
Haval H5: Driver/Passenger Airbags, Side Airbags.

Other Items

•
On September 22, 2023, Autoliv China and Great Wall Motor announced their intention to collaborate to address opportunities in the rapidly evolving global automotive landscape. The strategic cooperation aims to drive innovation through collaboration around advanced technologies with a special quality focus such as overhead passenger airbags and airbags for zero gravity seats with integrated seatbelts.
•
On September 28, 2023, Autoliv announced that Klaus Kompass, former VP Vehicle Safety at BMW Group, and Seigo Kuzumaki, former Fellow of Advanced R&D and Engineering, Toyota Motor Corporation, joined the Autoliv Research Advisory Board.
•
On October 5, 2023, Autoliv announced an update on its ongoing initiatives to reduce its global headcount, including a downsizing of 300 employees in China, Japan, Sweden, the United States and the closure of an office in the Netherlands.
•
In Q3 2023, Autoliv repurchased and retired 1.23 million shares of common stock at an average price of $97.23 per share under the Autoliv 2022-2024 stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2023, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023.

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

ITEM 1A. RISK FACTORS

As of September 30, 2023, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchases by the Company during the three months period ended September 30, 2023.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that Yet May Be Purchased Under the Plans or Programs (3)
July 1-31, 2023	96,900	$100.42	2,462,923	14,537,077
August 1-31, 2023	773,175	$96.45	3,236,098	13,763,902
September 1-30, 2023	363,793	$98.12	3,599,891	13,400,109

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months period ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1+*	Amendment No. 1 to Employment Agreement, dated October 1, 2023, by and between Autoliv, Inc. and Colin Naughton.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 20, 2023

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)