Form 10-K
period 2023-12-31
AUTOLIV INC
filed 2024-02-20
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. held by non-affiliates as of the last business day of the second fiscal quarter of 2023 amounted to $7,260 million.

Number of shares of Common Stock outstanding as of February 12, 2024: 82,646,049.

Auditor Firm Id: 1433 Auditor Name: Ernst & Young AB Auditor Location: Stockholm, Sweden

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the annual stockholders’ meeting to be held on May 10, 2024, to be dated on or around March 25, 2024 (the “2024 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2023.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions, including inflation; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions including port, transportation and distribution delays or interruptions; supply chain disruptions and component shortages specific to the automotive industry or the Company; disruptions and impacts relating to the ongoing war between Russia and Ukraine and the ongoing conflict in the Red Sea; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignments: restructuring, cost reduction, and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel, and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; component shortages; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing and other negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgments or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims, and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; our ability to meet our sustainability targets, goals and commitments; political conditions; dependence on and relationships with customers and suppliers; the conditions necessary to hit our financial targets; and other risks and uncertainties identified in Item 1A -“Risk Factors” of this Annual Report on Form 10-K, Item 1A, and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I

Item 1. Business

General

Autoliv, Inc. (“Autoliv”, the “Company” or “we”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden where it currently employs approximately 105 people. The Company functions as a holding corporation and owns two principal subsidiaries, Autoliv AB and Autoliv ASP, Inc. The Company's fiscal year ends on December 31.

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

To expand its product offerings, the Company has formed Mobility Safety Solutions. By combining its core competence and industry experience, the Company also develops and manufactures mobility safety solutions such as pedestrian protection, battery cut-off switches, connected safety services, and safety solutions for riders of powered two-wheelers.

The Company has 63 production facilities in 23 countries and its customers include the world’s largest car manufacturers. The Company’s sales in 2023 were $10.5 billion, approximately 67% of which consisted of airbag and steering wheel products and approximately 33% of which consisted of seatbelt products. The Company's business is conducted in the following geographical regions: The Americas, Europe, China, and Asia, excluding China.

On December 31, 2023, the Company had approximately 70,300 personnel worldwide, with 11% being temporary personnel.

Additional information required by this Item 1 regarding developments in the Company’s business during 2023 is contained under Item 7 in this Annual Report.

Reportable Segment

The Company has one reportable segment based on the way the Company evaluates its financial performance and manages its operations. The Company's business is comprised of passive safety products –principally airbags (including steering wheels and inflators) and seatbelts. For more information regarding the Company’s segment reporting, see Note 1, Basis of Presentation, to the Consolidated Financial Statements in this Annual Report.

Products, Market, and Competition

Products

Providing life-saving solutions is a key priority as the world population grows and develops. However, population expansion in growth markets and the rise of megacities creates new complexities. To meet this challenge, the Company develops safety solutions for both mobility and society that work in real life situations. The Company's passive safety systems such as seatbelts and airbags substantially mitigate human consequences of traffic accidents.

The airbag module is designed to inflate extremely rapidly and then quickly deflate during a collision or impact. It consists of the container, an airbag cushion, and an inflator. The purpose of the airbag is to provide the occupants a cushioning and restraint during a crash event to prevent any impact or impact-caused injuries between the occupant and the interior of the vehicle.

Seatbelts can reduce the overall risk of serious injuries in frontal crashes by as much as 60% due to advanced seatbelt technologies such as pretensioners and load limiters.

The Company also manufactures steering wheels that are crafted to ensure they meet safety requirements and are functional as well as stylish.

Market and Competition

Consumer research clearly shows that consumers want safe vehicles, and several significant trends are likely to positively influence overall safety content per vehicle. These include:

1) Society becoming increasingly focused on Vision Zero and its goal of reducing traffic fatalities and their associated costs;

2) Demographic trends of increased urbanization, aging driver populations, and increased safety focus in growth markets;

3) Evolving government regulations and test rating systems to improve the safety of vehicles in various markets, such as the updated European New Car Assessment Program (Euro NCAP), China NCAP, and USNCAP; and

4) The trend towards more electrical vehicles may lead to roomier interiors that may require more advanced passive safety systems, as well as products to cut the electrical power in case of an accident.

The automotive passive safety market is driven by two primary factors: light vehicle production (LVP) and content per vehicle (CPV).

The first growth driver, LVP, has increased at an average annual growth rate of around 1.9% since the start of Autoliv in 1997 despite the substantial headwinds from recent supply chain disruptions and semiconductor shortages, including in 2022. According to S&P Global, LVP is forecasted to grow to close to 90 million by 2026 from approximately 87 million in 2023, due to growing demand and export in medium- and low-income markets.

Unlike LVP, where Autoliv can only aim to be on the best-selling platforms, Autoliv can influence CPV more directly by continuously developing and introducing new technologies with higher value-added features. Over the long term, this increases average safety CPV and has caused the Company's markets to grow faster than the LVP.

Since 1997, the Company’s sales compound annual growth rate (CAGR) for passive safety has been around 5% compared to the market rate of around 2.8% which includes an LVP growth of around 1.9%. The Company's outperformance is a result of a steady flow of new passive safety technologies, strong focus on quality and a superior global footprint both in products and engineering. This has enabled Autoliv to increase its global market share in passive safety from 27% in 1997 to around 45% in 2023.

In high-income markets (Western Europe, North America, Japan, and South Korea) the average CPV is around $330. CPV growth in these regions mainly come from new safety systems such as active seatbelts, knee airbags, and front-center airbags along with improved protection for pedestrians and rear-seat occupants like bag-in-belt or more advanced seatbelts.

In medium- and low-income markets (all markets other than the markets above), the Company sees great opportunities for CPV growth from more airbags and advanced seatbelt products. Average CPV in these markets is around $200 or almost $130 less than in the high-income markets.

As a result of higher installation rates of airbags, more advanced seatbelt products, and more complex steering wheels, CPV is expected to increase at a similar pace in both high-income and medium- and low-income markets over the next three years.

In the next three years all LVP growth is expected to come in medium- and low-income regions with lower CPV, leading to a dilution of the average global CPV. Despite this negative regional LVP mix effect, the annual passive safety market (seatbelts and airbags, including steering wheels), is expected to grow from around $23 billion in 2023 to more than $25 billion over the next three years, based on the current macro-economic outlook and the Company's internal market intelligence and estimates.

The highest growth rate is expected in steering wheels, where Autoliv has a global market share of around 40%, generated by the trend toward higher-value steering wheels with leather and additional features.

In seatbelts, Autoliv has reached a global market share of around 45%, primarily due to being the technology leader with several important innovations such as pretensioners and active seatbelts. The Company's strong market position is also a reflection of its superior global footprint. Seatbelts are the primary life-saving safety product globally and are also an important requirement in low-end vehicles in the medium- and low-income markets. This provides the Company with an excellent opportunity to benefit from the expected growth in this segment of the market.

The market for airbags, where Autoliv has a global market share of around 47%, is expected to grow mainly as result of higher installation rates of inflatable curtains, side airbags, and knee airbags. Additionally, the front center airbag is expected to start to contribute to the market growth.

The Company's ability to consistently outperform market growth is rooted in a steady flow of new safety technologies, a strong focus on quality, and a superior production and engineering footprint.

The Company's competitors

Autoliv is the clear market leader in passive safety components and systems for the automotive industry with an estimated global market share of around 45%.

ZF, one of the Company's largest competitors, is a global leader in driveline and chassis technology as well as in passive safety technologies and is one of the largest global automotive suppliers.

Another large competitor is Joyson Safety Systems (JSS), a subsidiary of Ningbo Joyson Electronic Corp. JSS is the result of the merger between Key Safety Systems (KSS) and Takata Corporation after KSS acquired Takata in 2018.

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

Other competitors include Nihon Plast and Ashimori in Japan, Yanfeng and Jinheng in China, Samsong in South Korea, and Chris Cintos de Seguranca in South America. Collectively, these competitors account for the majority of the remaining market share in passive safety.

Additional information concerning the Company's products, markets and competition is included in the “Risks and Risk Management” section under Item 7 of this Annual Report.

Manufacturing and Production

See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, propellant, initiators, textile cushions, webbing, pressed steel parts, springs, and overmolded steel parts used in seatbelt and airbag assembly and steering wheels. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. The products manufactured by Autoliv’s consolidated subsidiaries in 2023 consisted of 148 million complete seatbelt systems (of which 100 million were fitted with pretensioners), 127 million side airbags (including curtain airbags and front center airbags), 63 million frontal airbags, 6 million other airbags and 22 million steering wheels.

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

Autoliv’s assembly operations generally are not constrained by capacity considerations unless there is a disruption in the supply of raw materials and components. When dramatic shifts in LVP occur, Autoliv can generally adjust capacity in response to any changes in demand within a few days by adding or removing work shifts and within a few months by adding or removing standardized production and assembly lines. Most of Autoliv’s assembly factories can make sufficient space available to accommodate additional production lines to satisfy foreseeable increases in capacity. As a result, Autoliv can usually adjust its manufacturing capacity faster than its customers can adjust their capacity as a result of fluctuations in the general demand for vehicles or in the demand for a specific vehicle model, provided that customers promptly notify Autoliv when they become aware of such changes in demand. However, these types of adjustments can be costly and can impact Autoliv's operating margin.

When significant volatility in LVP occur, as we have seen in 2022 and 2023 due to supply disruptions, or when there is a shift in regional LVP, the capacity adjustments can take more time and be more costly. Currently, the volatility of LVP and orders from the Company, while more stable, continue to be more volatile than prior to the Covid-19 pandemic. Additionally, when there is significant demand for a given product due to a major recall of a competitor’s product, like certain of the Company's customers have experienced, capacity adjustments may take time.

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

The Company continues to drive its quality initiative called “Q5,” which was initiated in the summer of 2010. It is an integral part of the Company's strategy of shaping a proactive quality culture of zero defects. It is called “Q5” because it addresses quality in five dimensions: products, customers, growth, behavior, and suppliers. The goal of Q5 is to firmly tie together quality with value within all of the Company's processes and for all of its employees, thereby leading to the best value for its customers. Since 2010, the Company has continually focused on this quality initiative to provide additional skills training to more employees and suppliers. These activities have significantly improved the Company's quality performance.

In the Company's pursuit of quality excellence, the Company developed a chain of four “defense lines” to deal with potential quality issues. The defense lines are: 1) robust product designs, 2) flawless components from suppliers and the Company's own in-house component companies, 3) manufacturing flawless products with a system for verifying that the Company's products conform with specifications, and 4) an advanced traceability system in the event of a recall.

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

IATF 16949:2016 is one of the automotive industry’s most widely used international standards for quality management. All Autoliv facilities that ship products to OEMs are regularly certified according to the International Automotive Task Force (IATF) standards.

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

•
Carbon neutrality in own operations by 2030, and
•
Net-zero emissions across our supply chain by 2040

These industry-leading climate ambitions are aligned with a 1.5°C trajectory and should position the Company as the supplier of choice for the most climate-focused customers, helping to ensure the Company's competitiveness now and in the future. In addition to these ambitions, the Company adopted Science Based Targets (SBTs) for 2030 covering its own operations as well as the supply chain. The targets were approved in January 2022 and are available at the SBTi website.

For more information about how climate change impacts the Company's business, see "Risk factors – Global climate change could negatively affect our business” in Item 1A of this Annual Report.

Raw Materials

Direct material purchased from external suppliers represents approximately 55% of the Company's net sales in 2023. The Company mainly purchases manufactured components and raw materials for its operations. The Company takes several actions to manage the raw material fluctuations, such as competitive sourcing and looking for alternative materials. The Company is also taking necessary actions to gradually implement raw materials with a lower carbon emission footprint.

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

Backlog

The Company has frame contracts with automobile manufacturers and such contracts are typically entered into up to three years before the start of production of the relevant car model or platform and provide for a term covering the life of such car model or platform including service parts after a vehicle model is no longer produced. These contracts, however, do not typically provide minimum quantities, firm prices, or exclusivity but instead permit the automobile manufacturer to resource the relevant products at given intervals (or at any time) from other suppliers. We sometimes refer to this backlog as our order intake or order book. For more information about order intake see “Risk Factors – The cyclical nature of automotive sales and production can adversely affect our business. Our business is directly related to LVP in the global market and by our customers, and automotive sales and LVP are the most important drivers for our sales” in Item 1A of this Annual Report.

Dependence on Customers

In 2023, the Company's top five customers represented around 48% of its consolidated sales and the Company's top ten customers represented around 78% of its consolidated sales. This reflects the concentration of manufacturers in the automotive industry. The five largest OEMs in 2023 accounted for around 46% of global LVP, and the ten largest OEMs accounted for around 66% of global LVP. A delivery contract is typically for the lifetime of a vehicle model, which is normally between five and seven years depending on customer platform sourcing preferences and strategies.

For information on the Company's dependence on customers, see “Risk Factors – Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices” in Item 1A of this Annual Report, and “Dependence on Customers” under the section “Strategic Risks” in Item 7 of this Annual Report, and Note 19 “Segment Information” to the Consolidated Financial Statements

Customer sales trends

Asian vehicle producers have steadily become increasingly important, mainly driven by growth with Japanese and Chinese OEMs. As a group they represented around 44% of global sales in 2023, of which Japanese OEMs accounts for more than two thirds. This is a result of the Company's stronger market position based on its local presence in Japan. The Chinese OEMs as a group accounted for around 6% of the Company's global sales in 2023, with Great Wall representing more than 1% of the Company's global sales. European based brands accounted for 29% of the Company's global sales in 2023. The U.S. based OEMs (including Chrysler and new EV manufactures) accounted for 23% of the Company's global sales in 2023. Globally one of the Company's strongest growing customers from 2022 to 2023 was Honda, closely followed by Toyota.

Research, Development and Engineering, net (R,D&E)

No single customer project accounted for more than 4% of Autoliv’s total R,D&E, net spending during 2023. To support Autoliv’s product portfolio, additional expertise is brought in-house via technology partnerships and licensing agreements.

During 2023, gross expenditures for R,D&E amounted to $618 million compared to $595 million in 2022. Of these amounts, $193 million in 2023 and $205 million in 2022 were related to customer-funded engineering projects and crash tests reimbursed by the customers. Net of this income, R,D&E expenditures in 2023 was $425 million compared to $390 million in 2022. Of the R,D&E, net expense in 2023, 85% was for projects and programs where the Company has customer orders, typically related to vehicle models in development. The remaining 15% was mainly for new innovations, products and standardizations that will yield benefits over time.

Regulatory Costs

The fitting of seatbelts in most types of motor vehicles is mandatory in almost all countries and many countries have strict laws regarding the use of seatbelts while in vehicles. In addition, most developed countries require that seats in intercity buses and commercial vehicles be fitted with seatbelts. In the U.S., federal legislation requires frontal airbags on the driver-side and the passenger-side of all new passenger cars, sport utility vehicles, pickup trucks, and vans.

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

The successful execution of the Company's strategies relies on its ability to shape a quality and performance-oriented culture, and to adapt quickly to sudden shifts in its circumstances, such as supply chain disruptions and geopolitical instability. As the Company moves forward its workforce (employees plus temporary personnel) strives to respond with agility to new possibilities to grow and improve the Company's business whilst delivering with excellence to its customers. The Company builds a winning team by focusing on creating a work environment that attracts, retains, and engages its employees.

The table below shows the Company's total workforce as of December 31, 2023, and 2022.

	2023	2022
Total workforce	70,300	69,100
Whereof:
Direct workforce in manufacturing	52,500	50,600
Indirect workforce	17,800	18,500
Temporary workforce	11%	11%

Diversity and Inclusion

When attracting, developing and retaining talent, the Company seeks individuals who hold varied experiences and viewpoints to create an inclusive and diverse workplace that allows each employee to do their best work and drive the Company's collective success. The Company's workforce reflects the diversity of the countries and cultures in which it operates. At the end of 2023, 49% of the Company's workforce and 20% of the Company's senior management positions were held by women.

The Company has operations in 25 countries, with 18% of its workforce located in Asia (excluding China), 31% in the Americas, 14% in China, and 37% in Europe (including South Africa, Tunisia and Turkey).

The table below show the Company's workforce by age group and gender in % at the end of 2023.

% of Men	Age group	% of Women
1%	>60	1%
5%	51-60	5%
10%	41-50	11%
18%	31-40	16%
15%	21-30	14%
2%	<20	2%

Talent Attraction, Development, and Retention

The Company believes that attraction, development, and retention of talent is essential to its success, especially in today's environment. The Company offers an inclusive work environment where its employees are challenged and achieve great things together. Supporting the development of the employees is essential in a highly competitive and rapidly changing environment. An important cornerstone of each employee’s growth is the ongoing dialogue between the team member and manager, which is summarized during an annual Performance and Development Dialogue (PDD). During the year, 99% of targeted employees conducted a PDD with their managers. To provide opportunities for professional and personal growth of the employees, the Company has a multitude of development channels, including technical and specialist career paths, international assignments, and other such programs.

The Company provides market-based competitive compensation through its salary, annual incentive, and long-term incentive programs and benefits packages that promote employee well-being across all aspects of their lives.

Health and Safety

The Company is committed to providing a zero accident work environment that promotes the health, safety, and welfare of its employees. Autoliv’s production facilities implement the Company's health and safety management system, which is supported by leadership teams. Implementation of the system as well as the ISO 45001 health and safety management system is monitored through internal and external audits. At the end of 2023, 61% of production facilities were certified according to ISO 45001.

The Company further supports employees’ health and well-being by providing the means necessary to allow many of its employees to work remotely.

Labor Relations

The Company offers fair terms and conditions of employment. The Company's overall purpose, Code of Conduct, talent development strategies, and employment policies support the principles in the United Nations Universal Declaration of Human Rights, and the International Labor Organization’s Fundamental Principles and Labor Standards.

The Company considers its relationship with its employees to be good. While there have been a small number of minor labor disputes historically, such disputes have not had a significant or lasting impact on the Company's relationship with its employees, and customer perception of its employee practices or its business results.

Major unions in Europe to which some of the Company's employees belong include: IG Metall in Germany; Unite the union in the United Kingdom; Confédération Générale des Travailleurs (CGT), Confédération Française Démocratique du Travail (CFDT), Confédération Française de l’Encadrement Confédération Générale des cadres (CFE-CGC), Force Ouvrière (FO), Confédération Française des Travailleurs Chrétiens (CFTC), Solidaires, Unitaires, Démocratiques (SUD) and Conféderation Autonome du Travail (CAT) in France; Union General de Trabajadores (UGT), Union Sindical Obrera (USO), Comisiones Obereras (CCOO) and Confederacion General de Trabajadores (CGT) in Spain; IF Metall, Unionen, Sveriges Ingenjörer and Ledarna in Sweden; Industriaal- ja Metallitöötajate Ametiühingute Liit (IMTAL) in Estonia; Vasas Szakszervezeti Szövetség (Hungarian Metallworkers‘ Federation) in Hungary; Samorzadny NiezalezĪny Zwiazek Zawodowy Pracownikow and Zakladowa Organizacja Związkowa NSZZ Solidarnosc in Poland; National Union of Metal Workers South Africa (NUMSA) in South Africa; Union Générale des Travailleurs Tunisiens (UGTT) and Union des travailleurs Tunisiens (UTT) in Tunisia, and Türk Metal Sendikasi in Turkey.

In addition, the Company’s employees in other regions are represented by the following unions: Unifor in Canada; Sindicato de Jornaleros y Obreros Industriales y de la Industria Maquiladora de H.Matamoros, Tamaulipas (CTM); Sindicato Nacional de Trabajadores de la Industria Metalúrgica y Similares, Federación Valle de Toluca (CTM); Sindicato Nacional “Nueva Cultura Laboral” de trabajadores de la fabricación, manufactura, ensamble de autopartes mecánicas y eléctricas y componentes de la Industria Automotriz, C.R.O.C.; Sindicato Nacional de Trabajadores de la Industria Arnesera, Eléctrica, Automotriz y Aeronáutica de la República Mexicana; “Nueva Cultura Laboral” “de trabajadores de la fabricación, manufactura, ensamble de autopartes mecánicas y eléctricas y componentes de la industria Automotriz (CROC); Sindicato Nacional de Trabajadores de la Industria de Autopartes en General y/o Similares, Conexos y sus Servicios de la República Mexicana, in Mexico; Sindicato Industrial de Trabajadores de la Transformación, Construcción, Automotriz, Agropecuaria, Plásticos y de la Industria en General, del Comercio y Servicios, Similares, anexos y conexos del Estado de Querétaro “Ángel Castillo Resendiz”; Sindicato dos Metalúrgicos de Taubaté e Região in Brazil; Autoliv India Employees Association, Bangalore & Mysore in India; Korean Metal Workers Union (FKTU) in South Korea; Autoliv Japan Roudou Kumiai in Japan, and All-China Federation of Trade Unions in China.

In many European countries, Canada, Mexico, Brazil and South Korea, wages, salaries and general working conditions are negotiated with local unions and/or are subject to centrally negotiated collective bargaining agreements. The terms of the Company's various agreements with unions typically range between one to three years. Some of the Company's subsidiaries in Europe, Canada, Mexico, Brazil and South Korea must negotiate with the applicable local unions with respect to important changes in operations, working and employment conditions. Twice a year, members of the Company’s management conduct a meeting with the European Works Council (EWC) to provide employee representatives with important information about the Company and a forum for the exchange of ideas and opinions. In many Asia Pacific countries, the central or regional governments provide guidance each year for salary adjustments or statutory minimum wage for workers. The Company's employees may join associations in accordance with local legislation and rules, although the level of unionization varies significantly throughout its operations.

Available Information

The Company files or furnishes with the United States Securities and Exchange Commission (the “SEC”) periodic reports and amendments thereto, which include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information. Such reports, amendments, proxy statements, and other information are made available free of charge on the Company's corporate website at www.autoliv.com and are available as soon as reasonably practicable after they are electronically filed with the SEC. The Company's Corporate Governance Guidelines, committee charters, code of conduct, and other documents governing the Company are also available on its corporate website at www.autoliv.com. The SEC maintains an internet site that contains reports, proxy statements and other information at www.sec.gov. Hard copies of the above-mentioned documents can be obtained free of charge by contacting the Company at: Autoliv, Inc., P.O. Box 70381, SE-107 24, Stockholm, Sweden.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. A discussion of the risks associated with these material risk factors is included below.

RISKS RELATED TO GEOPOLITICAL DEVELOPMENTS

Although we have minimal operations in Russia no operations in the Middle East, we face risks related to the war in Ukraine and the Red Sea Conflict, which has had, and is expected to continue to have, an adverse impact on our business and financial performance

The macro-economic uncertainty has been exacerbated by the war in Ukraine, the war in Israel/Gaza and the Red Sea Conflict. Although the length and impact of the ongoing war/conflicts is highly unpredictable, it exacerbated volatility in commodity prices, energy prices, inflationary pressures, credit markets, foreign exchange rates and supply chain disruptions. Furthermore, governments in the United States, United Kingdom, Canada, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Existing or additional sanctions could further adversely affect the global economy and further disrupt the global supply chain. Inflation is also currently high world-wide and may continue for an unforeseen time.

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

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business. Our business is directly related to LVP in the global market and by our customers, and automotive sales and LVP are the most important drivers for our sales

Automotive sales and production are highly cyclical and can be affected by general or regional economic or industry conditions, the level of consumer demand, recalls and other safety issues, labor relations issues, technological changes, fuel prices and availability, vehicle safety regulations and other regulatory requirements, governmental initiatives, trade agreements, political volatility (especially in energy producing countries and growth markets), changes in interest rate levels and credit availability, and other factors. Some regions around the world may at various times be more particularly impacted by these factors than other regions. Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, a material adverse effect on our business, results of operations, and financial condition. Our sales are also affected by inventory levels of our customers. We cannot predict when our customers will decide to either increase or reduce inventory levels or whether new inventory levels will approximate historical inventory levels. This may exacerbate variability in our production schedules and order intake and, as a result, our revenues and financial condition. Uncertainty regarding inventory levels may be exacerbated by consumer financing programs initiated or terminated by our customers or governments as such changes may affect the timing of their sales. Changes in automotive sales and LVP and/or customers’ inventory levels will have an impact on our financial targets, earnings guidance, and estimates. In addition, we base our growth projections in part on business awards, or order intake, made by our customers. However, actual production orders from our customers may not approximate the awarded business or our estimated order intake. Any significant reduction in automotive sales and/or LVP by our customers, whether due to general economic conditions or any other factors relevant to sales or LVP, could have a material adverse effect on our business, results of operations, and financial condition.

Growth rates in safety content per vehicle, which can be impacted by changes in consumer trends, political decisions, crash test ratings and safety regulations could affect our results in the future

The Company estimates that the average global content of passive safety systems per light vehicle increased in 2023 to around $261. Vehicles produced in different markets may have various passive safety content values. For example, in high-income markets, the premium vehicle segment has an average passive safety content values of over $350 per vehicle, whereas in growth markets such as China and India the average passive safety content per vehicle is approximately $209 and $104, respectively. Due to the majority of the growth in global LVP over time being concentrated in growth markets, our operating results may be impacted if the passive safety content per vehicle remains low and if the penetration of automotive safety systems does not increase in these regions. As passive safety content per vehicle is also an indicator of our sales development, should these trends continue, the average value of passive safety systems per vehicle could decline.

We operate in a highly competitive market

The market for passive safety systems is highly competitive. We compete with a number of other companies that produce and sell similar products. Among other factors, our products compete on the basis of price, quality, manufacturing and distribution capability, design and performance, technological innovation, delivery, and service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than us. Some of our competitors may also have a “preferred status” as a result of special relationships or ownership interests with certain customers. Our ability to compete successfully depends, in large part, on our success in continuing to innovate and manufacture products that have commercial success with our customer and end-consumers, differentiating our products from those of our competitors, continuing to deliver quality products in the time frames required by our customers, and maintaining best-cost production. We continue to invest in technology and innovation which we believe will be critical to our long-term growth. Our ability to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging technologies will be a significant factor in our ability to remain competitive. If we are unsuccessful or are less successful than our competitors in predicting the course of market development, developing innovative products, processes, and/or use of materials or adapting to new technologies or evolving regulatory, industry or customer requirements, we may be placed at a competitive disadvantage. For example, our customers are increasingly focused on developing electric vehicles. If we fail to be awarded business on electric vehicle models, or these electric vehicles are not successful commercially, it will harm our future business prospects. Our competitive environment continues to change, including increased competition from entrants outside the traditional automotive industry, creating uncertainty about the future competitive landscape. Given the competitive nature of our business, the amount of awards we are awarded relative to our peers may decrease over time and our past order intake is not an indicator of future levels or order intake. Additionally, OEMs rigorously evaluate our performance and products against those of our competitors on the basis of product quality, reliability and cost-effectiveness. If one or more of our OEM customers determine that they could achieve overall better financial results by incorporating a competitor’s new or existing product, it could affect our ability to be competitive and may decrease our current market share. The inability to compete successfully could have a material adverse effect on our business, results of operations, and financial condition.

The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model for which we are a significant supplier could reduce our sales and harm our business

A number of our customer contracts generally require us to supply a customer’s annual requirements for a particular vehicle model and assembly facilities, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally four to seven years. These contracts are often subject to renegotiation, sometimes as frequently as annually, which may affect product pricing, and generally may be terminated by our customers at any time. Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or brand for which we are a significant supplier could reduce our sales and harm our business prospects, operating results, cash flows, or financial condition.

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

RISKS RELATED TO OUR BUSINESS

We may incur material losses and costs as a result of product liability, warranty, and recall claims that may be brought against us or our customers

We face risks related to product liability claims, warranty claims, and recalls in the event that any of our products actually or allegedly are defective, fail to perform as expected, or the use of our products results, or is alleged to result, in bodily injury and/or property damage. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. Additionally, increasing regulation and reporting requirements regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in additional product liability or recall investigations or claims. See – “Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market”. Although we currently carry product liability and product recall insurance in excess of our self-insured amounts, no assurance can be made that such insurance will provide adequate coverage against potential claims, such insurance is available or will continue to be available in the appropriate markets, or that we will be able to obtain such insurance on acceptable terms in the future. The cost of such insurance has risen in recent years and our self-insured amounts have risen as well. Although we have invested and will continue to invest in our engineering, design, and quality infrastructure, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty claims or product recalls. In the future, we could experience material warranty or product liability losses and incur significant costs to process and defend these claims. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our operating results, cash flows, or financial condition. Future recalls could result in costs not covered by insurance in excess of our self-insurance, further government inquiries, litigation, reputational harm, and could divert management’s attention away from other matters. The main variables affecting the costs of a recall are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, and actual insurance recoveries. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers, and the performance and remedial requirements vary between jurisdictions. Due to recall activity in the automotive industry over the past decade, some vehicle manufactures have become even more sensitive to product recall risks. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Product recalls in our industry, even when they do not involve our products, can harm the reputations of our customers, competitors, and us, particularly if those recalls cause consumers to question the safety or reliability of products similar to those we produce. In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis; any one or more quality, warranty or other recall issue(s) (including issues affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures which may have a severe impact on our operations, such as a global, temporary or prolonged suspension of new orders. In addition, as our products more frequently use global designs and are based on or utilize the same or similar parts, components or solutions, there is a risk that the number of vehicles affected globally by a failure or defect will increase significantly with a corresponding increase in our costs. A warranty, recall or product liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, the final amounts determined to be due related to these matters could differ materially from our recorded warranty estimates and our business prospects, operating results, cash flows or financial condition may be materially impacted as a result. In addition, as we adopt new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. We cannot assure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims. See “If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired”.

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

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production

We, as with other component manufactures in the automotive industry, ship our products to customer vehicle assembly facilities throughout the world on a “just-in-time” basis for our customers to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) use a similar method in providing raw materials to us. However, this “just-in-time” method makes the logistics supply chain in our industry very complex and vulnerable to disruption. Disruptions in our supply chain may result for many reasons, including closures of one of our own or one of our suppliers’ facilities or critical manufacturing lines due to strikes or other labor disputes, mechanical failures, electrical outages, fires, explosions, critical pollution levels, critical health and safety and other working conditions issues (including epidemics and pandemics), natural disasters, war, political upheaval, as well as logistical complications due to labor disruptions, weather or natural disasters, acts of terrorism or violence (such as the conflict in the Red Sea), mechanical failures, and legislation or regulation regarding the transport of hazardous goods. Additionally, we may experience disruptions if there are newly imposed trade restrictions or delays in customs processing, including if we are unable to obtain government authorization to export or import certain materials, including materials that may be viewed as dangerous such as the propellant used for our inflators. As we continue to expand in growth markets, the risk of such disruptions is heightened. The unavailability of even a single small subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production of that product, possibly for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even when products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Also, similar difficulties for other suppliers may force our customers to halt production, which may in turn impact our sales shipments to such customers. When we fail to timely deliver, we may have to absorb our own costs for identifying and resolving the ultimate problem as well as expeditiously producing and shipping replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight. If we are the cause of a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be very significant and may include consequential losses such as lost profits. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all. Thus, any such supply chain disruptions could severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time which could expose us to material claims for compensation and have a material adverse effect on our business prospects, operating results, or financial condition.

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

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Our industry may be affected from time to time by limited supplies or price fluctuations of certain key components and materials. Strong worldwide demand for certain raw materials has had a significant impact on prices and short-term availability in recent years. Such price increases have and could materially increase our operating costs and materially and adversely affect our profit margin, as direct material costs amounted to approximately 55% of our net sales in 2023, of which approximately half is the raw material cost portion. Inflation is currently high world-wide and may continue for some time. Commercial negotiations with our customers and suppliers may not always offset all of the adverse impact of higher raw material, energy, labor, logistics, and commodity costs. Even where we are able to pass price increases along to our customer, there may be (i) a lapse of time before we are able to do so such that we must absorb the cost increase, and (ii) a negative impact on our relationships with such customers and suppliers which may limit our success in securing future awards from customers and securing acceptable supplies from suppliers. In addition, no assurances can be given that the magnitude and duration of such cost increases or any future cost increases could not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated. Furthermore, if costs for raw materials go down, the price for our products may decrease as well as the price is indexed to the cost of raw materials. Additionally, various government regulators require companies that manufacture products containing certain minerals and their derivatives that are known as “conflict minerals”, originating from the Democratic Republic of Congo or adjoining countries to perform due diligence and report the source of such materials. There are significant resources associated with complying with these requirements, including diligence efforts to determine the sources of conflict minerals used in our products and potential changes to our processes or supplies as a consequence of such diligence efforts. As there may be only a limited number of suppliers able to offer certified “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict free minerals from such suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all minerals used in our products through the procedures we may implement. Furthermore, our customers are also increasingly requiring us to track sustainable sources of certain raw materials, which also requires additional diligence efforts and there can be no assurance that we will be able to obtain these materials in a cost-efficient and sustainable manner. Accordingly, these rules and customer requirements may adversely affect our business prospects, operating results, cash flows, or financial condition.

Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices

We are dependent on a few large customers with strong purchasing power. This is the result of customer consolidation in the last few decades. In 2023, our top five customers represented around 48% of our consolidated sales, and our largest customer contract accounted for around 2.8% of our consolidated sales. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of business from any of our major customers (whether by lower overall demand for vehicles, cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations, and financial condition. Similarly, further consolidation of our customers in the future could make us more reliant upon a smaller group of customers for a significant portion of our consolidated sales and negatively impact our bargaining power when contracting with such customers. Customers may put us on a “new business hold,” which would limit our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. This could have a significant negative impact on our order intake. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that must be met before we are eligible to bid for new business. Meeting any such conditions within the prescribed timeframe may require additional Company resources. A failure to satisfy any such conditions may have a material adverse impact on our financial results in the long term. There is a risk that one or more of our major customers may be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a major customer would enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely, absent special relief such as having a “preferred status”, that we will be forced to record a substantial loss. Additional information concerning our major customers is included in Note 19, Segment Information, of the Consolidated Financial Statements in this Annual Report.

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

Changes in our product mix may impact our financial performance

We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period. Our earnings guidance, estimates, and financial targets assume a certain geographic sales mix as well as a product sales mix. If actual results vary significantly from this projected geographic and product mix of sales, our operating results and financial condition could be negatively impacted.

We are involved from time to time in legal proceedings and our business may suffer as a result of adverse outcomes of current or future legal proceedings

We are, from time to time, involved in litigation, regulatory proceedings, and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, shareholder litigation, government investigations, class action lawsuits, personal injury claims, product liability claims, environmental issues, antitrust, customs and VAT disputes, and employment and tax issues. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. The possibility exists that claims may be asserted against us and their magnitude may remain unknown for long periods of time. These types of lawsuits could require a significant amount of management’s time and attention and a substantial legal liability or adverse regulatory outcome and the substantial expenses to defend the litigation or regulatory proceedings may have a material adverse effect on our customer relationships, business prospects, reputation, operating results, cash flows, and financial condition. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position or that our established reserves or our available insurance will mitigate such impact.

We may be subject to civil antitrust litigation that could negatively impact our business

The Company may be subject to civil antitrust lawsuits in the future in countries that permit such civil claims, including lawsuits or other actions by our customers. The Company was previously the subject of an investigation by the European Commission (“EC”) regarding possible anti-competitive behavior among certain suppliers to the automotive vehicle industry. The Company paid a fine to resolve these matters in 2019. As a result of the outcome of the EC investigation, we are and we could be, subject to subsequent civil disputes with non-governmental third parties and civil or stockholder litigation stemming from the same facts and circumstances underlying the EC investigation. These types of lawsuits require significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial condition, and our insurance may not mitigate such impact. See Note 17, Contingent Liabilities, to the Consolidated Financial Statements in this Annual Report.

Work stoppages, slow-downs or other labor issues at our customers’ facilities or at our facilities could adversely affect our operations

Because the automotive industry relies heavily on “just-in-time” delivery of components during the assembly and manufacture of vehicles, a work stoppage or slow-down at one or more of the Company’s facilities could have a material adverse effect on our business. Similarly, if any of our customers were to experience a work stoppage or slow-down, that customer may halt or limit the purchase of our products. Similarly, a work stoppage or slow-down at another supplier could interrupt production at one of our customers’ facilities which would have the same effect. While labor contract negotiations at our facilities historically have rarely resulted in work stoppages, no assurances can be given that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage or other labor disruption at one or more of our facilities or our customers’ facilities could cause us to shut down production facilities supplying these products, which could have a material adverse effect on our business, results of operations, and financial condition.

Our ability to operate our company effectively could be impaired if we fail to attract and retain executive officers and other key personnel

Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract, develop, and retain other qualified personnel, particularly engineers and other employees with software and technical expertise. The loss of the services of any of our executive officers or other key employees or the failure to attract, develop, or retain other qualified personnel could have a material adverse effect on our business.

Restructuring, efficiency, and strategic initiatives and capacity alignments are complex and difficult and at any time additional restructuring steps may be necessary, possibly on short notice and at significant cost

Our restructuring, efficiency, and strategic initiatives and capacity alignments include efforts to adjust our manufacturing capacity, direct and indirect labor workforce, and cost structure to meet current and projected operational and market requirements, including plant closures, transfer of sourcing to best cost countries, consolidation of our supplier base, and standardization of products to reduce our overhead costs and consolidate our operational centers. The successful implementation of our restructuring activities and capacity alignments will involve sourcing, logistics, technology, and employment arrangements. Because these restructuring, efficiency, and strategic initiatives and capacity alignments can be complex, there may be difficulties or delays in the implementation of any such initiatives and capacity alignments or they may not be immediately effective, resulting in an adverse material impact on our performance. In addition, there is a risk that inflation, high-turnover rates, and increased competition may reduce the efficiencies now available in best-cost countries to levels that no longer allow for cost-beneficial restructuring opportunities. Therefore, there can be no assurances that any future restructurings or capacity alignments will be completed as planned or achieve the desired results. See Note 11, Restructuring, to the Consolidated Financial Statements in this Annual Report.

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

Our indebtedness may harm our financial condition and results of operations

As of December 31, 2023, we have outstanding debt of $1.9 billion. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation: a portion of our cash flows from operations will be dedicated to the payment of any interest or could be used for amortization required with respect to outstanding indebtedness; increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.

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

Cybersecurity incidents or other damage to our technology infrastructure could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and operating results

We rely extensively on information technology (“IT”) networks and systems, our global data centers and services provided over the internet to process, transmit and store electronic information, and to manage or support a variety of business processes or activities across our facilities worldwide. In addition, a greater number of our employees are working remotely which may increase cybersecurity vulnerabilities and risk to our IT networks and systems. The secure operation of our IT networks and systems and the proper processing and maintenance of this information are critical to our business operations. We have been, and likely will continue to be, subject to cyber-attacks. Although we seek to deploy comprehensive security measures to prevent, detect, address and mitigate these threats, there has been an increased level of activity, and an associated level of sophistication, in cyber-attacks against large multinational companies. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be fully implemented, complied with, or effective in safeguarding against all data security breaches, system compromises or misuses of data. Our security measures may be breached due to human or technological error, employee malfeasance, system malfunctions or attacks from uncoordinated individuals or sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers, its third-party service providers, and/or other entities with whom we do business. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Disruptions and attacks on our IT systems or the systems of third parties storing our data or employee malfeasance or human or technological error could result in the misappropriation, loss, destruction or corruption of our critical data and confidential or proprietary information, personal information of our employees, the leakage of our or our customers’ confidential information, improper use of our systems and networks, production downtimes and both internal and external supply shortages, which could have a material adverse effect on our results of operations. It may also result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and materially disrupt our operations. The potential consequences of a material cybersecurity incident include reputational damage, damaged customer relationships, loss of revenue, lower order intake in the future, theft of intellectual property, litigation with third parties, diminution in the value of our investment in research, development and engineering, diversion of the attention of management away from the operation of our business and increased cybersecurity protection and remediation costs, legal claims and liability, regulatory scrutiny, sanctions, fines or penalties (which may not be covered by our insurance policies), negative publicity, release of sensitive and/or confidential information, increases in operating expenses, or lost revenues which in turn could adversely affect our competitiveness and results of operations. To the extent that any disruption or security breach results in a misappropriation, loss, destruction or corruption of our customer’s information, it could affect our relationships with our customers, create significant expense for us to investigate and remediate damage, lead to claims against the Company and ultimately harm our business, strategy, result of operations, or financial condition. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs. Furthermore, our technology systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunication failures. We continuously seek to maintain a robust program of information security and controls, however, any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation.

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

Our goals, targets and ambitions related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks

We have developed, and will continue to develop and set, goals, targets, ambitions and other objectives related to sustainability matters, including our net-zero emission targets both for ourselves and our supply chain. Some of these are based on our internal scenario analysis, which may not prove to be accurate and carries inherent uncertainties. Statements related to these goals, targets, ambitions and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Additionally, greenhouse gas emissions, particular emissions that come from individuals and entities up and down the value chain (otherwise known as Scope 3 emissions), are very difficult to estimate and our estimates may be materially different than actual emissions. Additionally, accepted methodologies or regulatory requirements for estimating emissions, particularly Scope 3 emissions, continue to evolve. The manner in which we estimate and disclose Scope 3 emissions may differ from other companies and may be different than future regulatory requirements, and currently, we do not include downstream Scope 3 emissions in our targets and ambitions. If future governmental regulations require us to modify the basis of our Scope 3 emissions disclosure, our historically disclosed Scope 3 emissions may change materially. Our ability to achieve any stated goal, target, ambition or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. For example, we have announced that we are collaborating with Polestar to develop a climate neutral car. Such an endeavor requires the innovation and collaboration with a number of partners and is subject to certain inherent risks, including the timetable in which it is achieved. We may also have to purchase carbon offsets in order to meet our targets and objectives, which may not be available or may no longer be considered acceptable to use to meet such targets.

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

RISKS RELATED TO INTERNATIONAL OPERATIONS

Our business is exposed to risks inherent in international operations

We currently conduct operations in various countries and jurisdictions, including locating certain of our manufacturing and distribution facilities internationally, which subjects us to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Some of these countries are considered growth markets and emerging markets. International sales and operations, especially in growth markets, subject us to certain risks inherent in doing business abroad, including: exposure to local economic conditions; unexpected changes in laws, regulations, trade, or monetary or fiscal policy, including interest rates, foreign currency exchange rates, and changes in inflation rates; foreign tax consequences; inability to collect, or delays in collecting, value-added taxes and/or other receivables associated with remittances and other payments by subsidiaries; exposure to local political turmoil and challenging labor conditions; changes in general economic and political conditions in countries where we operate, particularly in emerging markets; expropriation and nationalization; enforcing legal agreements or collecting receivables through foreign legal systems; wage inflation; currency controls, including lack of liquidity in foreign currency due to governmental restrictions, trade protection policies and currency controls, which may create difficulty in repatriating profits or making other remittances; compliance with the requirements of an increasing body of applicable anti-bribery laws; reduced intellectual property protection in various markets; investment restrictions or requirements; and the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws. The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. The Organization for Economic Co-operation and Development (“OECD”) continues its base erosion and profit shifting (“BEPS”) project begun in 2015 with new proposals for a global minimum tax, further development of a coordinated set of rules for taxation and the allocation of taxing rights between jurisdictions. These proposals, if adopted by countries in which we operate, could result in changes to tax policies, including transfer pricing policies, that could ultimately impact our tax liabilities. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax at a rate of 15% on companies with revenues of at least $790 million, which went into effect in 2024. The Pillar 2 rules are also in effect in the United Kingdom, Switzerland, and South Korea, among others. Similarly, the United States passed the Inflation Reduction Act of 2022, which also imposes, among other things, a 15% corporate minimum tax for taxable years beginning after December 31, 2022, on certain U.S. based companies that have average revenues over a three-year period of at least $1 billion. Other countries including Canada and Australia are also actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The timing or impact of these proposals and recommendations is unclear at this point.

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

Our business faces exchange rate risks

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

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. At present, we hold more than 6,500 patents and patent applications covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. In addition to our in-house research and development efforts, we seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing and joint venture arrangements. Our patents and licenses expire on various dates during the period from 2024 to 2043. We do not expect the expiration of any single patent or license to have a material adverse effect on our business, operating results and financial condition. Developments or assertions by or against us relating to intellectual property rights could negatively impact our business. We primarily protect our innovations with patents and vigorously protect and defend our patents, trademarks and know-how against infringement and unauthorized use. If we are not able to protect our intellectual property and our proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. We also generate license revenue from these patents, which we may lose if we do not adequately protect our intellectual property and proprietary rights. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate, and our competitors may independently develop technologies that are similar or superior to our proprietary technologies, duplicate our technologies, or design around the patents we own or license. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S. and we may encounter significant problems in protecting and defending our intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

We may not be able to protect our proprietary technology and intellectual property rights, which could result in the loss of our rights or increased costs

Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Additionally, we license proprietary technology, from third parties, that is covered by patents, and we cannot be certain that any such patents will not be challenged, invalidated, or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology. Further, we expect to continue to expand our products and services and expand into new businesses, including through developing new products, acquisitions, joint ventures and joint development agreements, which could increase our exposure to patent and other intellectual property claims from competitors and other parties. If claims alleging patent, copyright or trademark infringement are brought against us and are successfully prosecuted against us, they could result in substantial costs. If a successful claim is made against us and we fail to develop non-infringing technology, our business, operating results and financial condition could be materially adversely affected. In addition, certain of our products utilize components that are developed by third parties and licensed to us. If claims alleging patent, copyright or trademark infringement are brought against such licensors and successfully prosecuted, they could result in substantial costs, and we may not be able to replace the functions provided by these licensors. Alternate sources for the technology currently licensed to us may not be available in a timely manner, may not provide the same functions as currently provided or may be more expensive than products currently used. We may develop proprietary information through our in-house research and development efforts, consulting arrangements or research collaborations with other entities or organizations. We may seek to protect this proprietary information by entering into confidentiality agreements or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, scientific advisors and other third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information.

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

Some of our products and technologies may use “open source” software, which may restrict how we use or distribute our products or require that we release the source code of certain products subject to those licenses

Some of our products and technologies may incorporate software licensed under so-called “open source” licenses. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Additionally, open source licenses typically require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. These open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. If we combine our proprietary software in such ways with open source software, we could be required to release the source code of our proprietary software. We take steps to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted open source licenses; therefore, the way these licenses may be interpreted and enforced is subject to some uncertainty.

RISKS RELATED TO GOVERNMENT REGULATIONS AND TAXES

Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety, and other governmental regulations

We are subject to various federal, state, local and foreign laws and regulations, including those related to the requirements of environmental, occupational health and safety, financial, and other matters. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our business prospects, operating results, cash flows or financial condition. Our operations are subject to environmental and safety laws and regulations governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The operation of automotive parts manufacturing facilities entails risks in these areas, and we cannot assure that we will not incur material costs or liabilities as a result. Additionally, environmental laws, regulations, and permits and the enforcement thereof change frequently and have tended to become increasingly stringent over time, which may necessitate substantial capital expenditures or operating costs or may require changes of production processes. Although we have no known pending material environmental issues, there is no assurance that we will not be adversely impacted by any environmental costs, liabilities, or claims in the future either under present laws and regulations or those that may be adopted or imposed in the future. Our costs, liabilities, and obligations relating to environmental matters may have a material adverse effect on our business, operating results, cash flows, or financial condition. Our facilities in the U.S. are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), which regulates the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities and residents. We are also subject to occupational safety regulations in other countries. Our failure to comply with government occupational safety regulations, including OSHA requirements, or general industry standards relating to employee health and safety, keep adequate records or monitor occupational exposure to regulated substances could expose us to liability, enforcement, and fines and penalties, and could have a material adverse effect on our business, operating results, cash flows, or financial condition. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or injury to one of our employees could occur in one of our facilities. Any accident or injury to our employees could result in litigation, manufacturing delays and harm to our reputation, which could negatively affect our business, operating results, and financial condition.

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

Negative or unexpected tax developments could adversely affect our effective tax rate, operating results and financial condition

Changes in, or changes in the application of, U.S. or foreign tax laws, regulations or accounting principles with respect to matters such as tax base, tax rates, transfer pricing, dividends and restrictions on certain forms of tax relief or limitations on favorable tax treatment could affect the calculation of our income taxes and other tax liabilities, our effective tax rate, and the carrying value of our deferred tax assets. Our annual tax rate is based on our income and the tax laws in the jurisdictions in which we operate. Because of our global operations we face uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Significant judgment and estimation are required in determining our effective tax rate and in evaluating our tax positions, in many cases where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, the final determination of our tax liability may be different from what is reflected in our historical income tax provisions and accruals. We are regularly examined by tax authorities around the world and in a number of jurisdictions, we are currently under examination, which inherently creates uncertainty. Although we periodically assess the likelihood of adverse outcomes, negative or unexpected results from one or more of such reviews and audits, including any related interest or penalties imposed by governmental authorities, could increase our effective tax rate and adversely impact our operating results, cash flows or financial condition. The effective tax rates used for interim reporting are based on our projected full-year geographic earnings mix and take into account projected tax costs on intercompany dividends from lower tier subsidiaries. Changes in currency exchange rates, earnings mix among taxing jurisdictions, or the ability of our subsidiaries to pay dividends could impact our reported effective tax rates, or cause fluctuations in the tax rate from quarter to quarter. Certain anti-trust judgments or settlements may not be tax deductible, which could have a material negative impact to our annual tax rate. A number of other factors may also increase our effective tax rate, which could have an adverse impact on our profitability and operating results. Due to our numerous foreign operations, our tax rate may be impacted by our global mix of earnings if our pre-tax income is lower than anticipated in countries with lower statutory tax rates and/or is higher than anticipated in countries with higher statutory tax rates. Based on U.S. regulatory rules, we do not record current or deferred tax liabilities on permanent investments in our foreign subsidiaries. See Note 5, Income Taxes, to the Consolidated Financial Statements in this Annual Report.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Autoliv maintains a cybersecurity program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats as an integrated part of the Company’s overall operations. The objective is to provide protection against cybersecurity threats to our employees, operations, data, and products.

Cybersecurity risk management and strategy

Cybersecurity risk management for the Company is undertaken both through dedicated cybersecurity risk management processes and within the Company’s overall Enterprise Risk Management program, which is overseen by the Audit and Risk Committee of the Company’s Board of Directors.

Autoliv has established an Enterprise Risk Management framework aligned to the ISO 31000:2019 to ensure that the context, principles, and processes for risk management are embedded and integrated with the operations of the company. All risks across the Autoliv risk universe, including cybersecurity, are assessed with bottom-up risk assessments and subsequently are aggregated and reported to the Audit and Risk Committee of the Company’s Board of Directors.

Autoliv utilizes the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework in combination with other corresponding and partially mandated frameworks to guide cybersecurity risk management. This approach includes the identification, assessment, response, and management of risks arising from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our business, data and information systems. The Company contracts with third parties to assess Autoliv’s cybersecurity program relative to its peers, utilizing the NIST framework as a baseline. Furthermore, Autoliv is pursuing, under TISAX (Trusted Information Security Assessment Exchange), an assessment and exchange mechanism for information security in the automotive industry, as well as compliance with road vehicle cybersecurity requirements as applicable to the supply chain under ISO 21434.

Frequent testing/auditing activities, bottom-up cybersecurity risk assessments, vulnerability scanning, monitoring of external threat intelligence and supplier risk sources, and 24/7 incident monitoring are executed by the cybersecurity function to inform our understanding of the cybersecurity risk landscape, including solutions from third-party service providers, and what areas of enhancement to prioritize. Further input is gained from regular maturity assessments executed by third parties as well as TISAX assessments executed by external audit bodies.

Autoliv combines expertise from our internal cybersecurity function with additional specialist capacities from external consultants and partners as may be from time to time. Separately, because we understand the risks associated with engaging third party vendors, such as service providers, consultants and partners, in our cybersecurity risk management processes, we conduct security assessments pre-engagement and monitor their work to mitigate any identified risks.

Autoliv has not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the registrant. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with or effective in protecting our systems and information. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, result of operations or financial condition. For a full discussion of these cybersecurity risks, please see our Risk Factors in Item 1A.

Board and management governance

Management's Role

The Chief Information Security Officer (CISO) is responsible for overseeing the Company’s cybersecurity practices. Our CISO joined Autoliv in 2015. He has 29 years of information technology experience, including six years as CISO. The CISO reports directly to the CFO but, in line with the corporate governance model, the CISO’s activities are formally governed through a management board, the “Digitalization and IT Management Board” (“DITM Board”) comprised of the Chief Information Officer (CIO) and certain members of Autoliv’s Executive Management Team (“EMT”) representing engineering, supply chain management, operations and manufacturing, quality and project management, finance, information technology, and divisional teams. The DITM Board meets at least quarterly with cybersecurity as a standing agenda item.

In addition to the standing DITM Board meetings, the CISO, when needs arise, meets with the full EMT typically at least semi-annually to report on, or discuss, specific cybersecurity-related topics.

The Cybersecurity function in Autoliv reports to the CISO. The cybersecurity function includes team members in all of the Company’s divisions including technical security architects and incident response team members. The core team is supported by the broader organization with security coordinators in each plant and tech center and additional functional security experts as deemed relevant, such as in supply chain management and engineering. The function has the responsibility to operate day-to-day activities (e.g., testing, incident monitoring and response, vulnerability scanning and awareness training) as well as to drive prioritized improvements (as identified through the risk management processes), together with other relevant Autoliv functions and stakeholders. The security operations center (“SOC”), part of the Cybersecurity function, monitors Autoliv for cyber incidents 24/7. A documented incident response process and numerous documented playbooks provide the SOC guidance on how to respond for each type of incident, including categorization and principles for escalation. Incidents are escalated in the organization according to defined criteria to engage a level of authority that is deemed appropriate, such as the Corporate Crisis Management Team if necessary.

Board of Directors Oversight

Our Board, in coordination with the Audit and Risk Committee, oversees the Company’s Enterprise Risk Management process, including the management of risks arising from cybersecurity threats. Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit and Risk Committee. Both the Board and the Audit and Risk Committee periodically review the measures we have implemented to identify and mitigate cybersecurity risks.

The Audit and Risk Committee receives information from the CISO and other members of management on at least a quarterly basis which is supplemented by a more extensive briefing from the CISO and management on at least a semi-annual basis on cybersecurity matters, including updates on cybersecurity training programs and the results of external assessments, as applicable. The CISO provides at least an annual briefing to the Board of Directors on these same topics.

The routine reporting to the Audit and Risk Committee and the Board includes as appropriate the highlights from the full spectrum of work done within the Company’s cybersecurity program. The briefings by the CISO to the Audit and Risk Committee and Board also include the review of certifications and cybersecurity maturity assessments by management and third parties.

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

AUTOLIV MANUFACTURING FACILITIES

Country/Company	Location of Facility	Items produced at Facility	Owned/Leased
Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, steering wheels and seatbelt webbing	Owned
	Nova Goiana	Seatbelts and steering wheels	Leased

Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned
VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Baoding) Vehicle Safety Systems Co., Ltd	Baoding	Airbags	Leased
Autoliv (Changchun) Vehicle Safety Systems Co., Ltd.	Changchun	Airbags and seatbelts	Owned
Autoliv (China) Steering Wheel Co., Ltd.	Fengxian/Shanghai	Steering wheels	Owned
Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned
Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Seatbelts	Owned
Autoliv Shenda (Nanjing) Automotive Components Co., Ltd.	Nanjing	Seatbelt webbing	Owned
Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Airbags	Owned
Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Seatbelt webbing	Owned
Autoliv (Jiangsu) Automotive Safety Components Co., Ltd.	Jintan	Propellant, Airbag initiators and Airbag inflators	Owned
Autoliv (China) Automotive Safety Systems Co., Ltd.	Nantong	Airbag cushions	Owned
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Estonia
AS Norma	Tallinn	Seatbelts and belt components	Owned

France
Autoliv France SNC	Gournay-en-Bray	Airbags	Owned
Autoliv Isodelta SAS	Chiré-en-Montreuil	Steering wheels and covers	Owned
Livbag SAS	Pont-de-Buis	Airbag inflators	Owned
N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Airbag initiators and seatbelt micro gas generators	Owned

Hungary
Autoliv Kft.	Sopronkövesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts, airbags	Owned
	Mysore	Seatbelt webbing and Airbag Cushions	Owned
	Badli	Airbags and steering wheels	Leased
	Pune	Airbag and Airbag cushions	Leased
	Chennai	Airbag inflators	Owned

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts, airbags and steering wheels	Owned

Japan
Autoliv Japan Ltd.	Chubu	Airbags and steering wheels	Owned
	Hiroshima	Airbags	Owned
	Taketoyo	Airbag inflators	Leased
	Tsukuba	Airbags, seatbelts and steering wheels	Owned

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Steering wheels	Owned
Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts	Owned
Autoliv Safety Technology de Mexico S.A. de C.V.	Tijuana	Seatbelts	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Airbag cushions	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Airbags	Leased
Autoliv Mexico S.A. de C.V.	Aguascalientes	Steering wheels	Owned

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags	Owned

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts, seatbelt webbing, seatbelt components, airbag inflators, steering wheels	Owned
	Lugoj	Airbag cushions	Owned
	Resita	Airbag cushions	Owned
	Sfantu Georghe	Steering wheels	Owned
	Onesti	Steering wheels	Leased
	Rovinari	Seatbelts	Owned

South Africa
Autoliv Southern Africa (Pty) Ltd.	Krügersdorp	Seatbelts and airbags	Owned

South Korea
Autoliv Corporation	Hwasung	Airbags	Owned

Spain
Autoliv BKI S.A.U.	Valencia	Airbags	Owned

Sweden
Autoliv Sverige AB	Vårgårda	Airbag inflators	Owned

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts, Airbags and Steering wheels	Owned
	Chonburi	Seatbelt components	Leased

Tunisia
STE ASW3 Nadour	El Fahs	Steering wheels	Owned & Leased
STE ASW3 Nadour	Nadhour	Steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelts	Owned
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S. Gebze-Subesi	Gebze-Kocaeli	Airbags, Steering wheels and Seatbelt components	Leased

United Kingdom
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City	Airbag inflators	Owned
	Ogden	Airbags	Owned
	Ogden	Airbags and service parts	Leased
	Promontory	Propellant	Owned
	Tremonton	Airbag initiators and seatbelt micro gas generators	Owned

AUTOLIV TECHNICAL CENTERS AND CRASH TEST TRACKS

Country/Company	Location	Product(s) supported
China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd.	Shanghai	Inflators and pyrotechnics customer applications, airbags, steering wheels and seatbelts customer applications and platform development with full-scale test laboratory

France
Autoliv France SNC	Gournay-en-Bray	Airbags and seatbelts customer applications and platform development with full-scale test laboratory
Livbag SAS	Pont-de-Buis	Inflator and pyrotechnic development
Autoliv Isodelta SAS	Chiré-de-Montreuil	Steering wheels development and customer applications

Germany
Autoliv B.V. & Co. KG	Dachau	Customer applications and platform development, airbags with full-scale test laboratory
	Elmshorn	Seatbelts with full-scale test laboratory

India
Autoliv India Private Ltd.	Bangalore	Airbags and seatbelts with sled testing

Japan
Autoliv Japan Ltd.	Tsukuba	Airbags and seatbelts customer applications and platform development with sled test laboratory

Poland
Autoliv Poland Sp. zo.o.	Jelcz	Airbags applications and platform development

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts with sled test laboratory

South Korea
Autoliv Corporation	Seoul	Airbags and seatbelts customer applications and platform development with sled test laboratory

Sweden
Autoliv Development AB	Vårgårda	Research center
Autoliv Sverige AB	Vårgårda	Airbags customer applications, inflator and special safety products development with full-scale test laboratory

USA
Autoliv ASP, Inc.	Auburn Hills	Airbags, steering wheels, and seatbelts customer applications and platform development with sled test laboratory
	Ogden	Airbags, inflators and pyrotechnics customer applications and platform development

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

Stock Performance Graph

The graph and table below show the cumulative total shareholder return for our common stock since December 31, 2018. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones US Auto Parts Index.

The comparison assumes $100 was invested at the closing price of our common stock on the NYSE on December 31, 2018. Each of the returns shown assumes that all dividends paid were reinvested.

250.00
200.00
150.00
100.00
50.00
0.00
12-31-2018
12-31-2019
12-31-2020
12-31-2021
12-31-2022
12-31-2023
ALV Inc
S&P 500
Dow Jones U.S. Auto Parts Index

(USD)	12-31-2018	12-31-2019	12-31-2020	12-31-2021	12-31-2022	12-31-2023
Autoliv, Inc.	$100.00	$124.38	$136.81	$156.65	$119.99	$177.63
SP500TR	100.00	131.49	155.68	200.37	164.08	207.21
Dow Jones US Auto Parts Index	100.00	125.27	145.34	174.14	126.42	124.70

Number of shares

As of December 31, 2023, the number of shares outstanding, net of treasury shares, was 82.6 million, compared to 86.2 million as of December 31, 2022. Approximately 3.7 million shares were retired during 2023.

During 2023, the weighted average number of shares outstanding (excluding dilution and treasury shares) decreased to 85.0 million from 87.1 million in 2022. Assuming dilution, the weighted average number of shares outstanding for the full year 2023 decreased to 85.2 million from 87.2 million in 2022.

Stock options (if exercised) and granted Restricted Stock Units (RSUs) and Performance Shares (PSs) could increase the number of shares outstanding as of December 31, 2023 by 0.3 million shares in the aggregate. Combined, this would add 0.4% to the number of shares outstanding as of December 31, 2023.

On December 31, 2023, the Company had 4.9 million treasury shares. The Company intends to retire treasury shares following repurchases on a regular basis.

Shareholders

Of the shares held by institutional investors, Autoliv estimates that around 33% were held by Sweden-based shareholders, around 43% by US-based shareholders and around 10% by UK-based shareholders.

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

The table in Exhibit 26 provides information with respect to total common stock repurchases made by the Company during the three months period ended December 31, 2023 on NYSE.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Aggregate Maximum Number of Shares that Yet May Be Purchased Under the Plans or Programs (3)
October 1-31, 2023	258,925	$94.07	3,858,816	13,141,184
November 1-30, 2023	859,965	$99.14	4,718,781	12,281,219
December 1-31, 2023	393,043	$102.76	5,111,824	11,888,176

(1) The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. For accounting purposes, shares repurchased under our stock repurchase programs are recorded based upon the settlement date of the applicable trade.

(2) The average price paid per share in U.S. dollars exclude brokerage commissions and other costs of execution.

(3) On November 16, 2021, the Company announced that its Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million common shares, whichever comes first, between January 2022 and the end of 2024.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Trends

The discussions and analysis in this section are focused on the Company’s results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. Discussions of the Company's results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 2022, which was filed with the United States Securities and Exchange Commission on February 22, 2022.

Autoliv, Inc. (the “Company”) provides automotive safety systems to the automotive industry with a broad range of product offerings, primarily passive safety systems. In the year ended December 31, 2023, a number of factors influenced the Company’s results of operations, including:

•
Industry supply chain disruptions caused high customer call-off volatility
•
Cost inflation, especially for labor, logistics and utilities, and corresponding inflation compensation negotiations with customers
•
Continued growth above LVP driven by price, higher content per vehicle, and execution of strong order book
•
Order intake adding to an already strong customer base
•
Strategic and structural initiatives
•
Continued focus on operational excellence and quality

	2023			2022
YEARS ENDED DEC. 31 (DOLLARS IN MILLIONS, EXCEPT EPS)	Reported1)	change		Reported1)	change
Global light vehicle production (in thousands)	87,323	9.4%		79,818	7.7%
Consolidated net sales	$10,475	18%		$8,842	7.4%
Operating income	690	4.7%		659	(2.3)%
Operating margin, %	6.6	(0.9)	pp	7.5	(0.7)	pp
Net income attributable to controlling interest	488	15%		423	(2.7)%
Earnings per share2)	5.72	18%		4.85	(2.2)%
Net cash provided by operating activities	982	38%		713	(5.4)%
Return on capital employed, %	17.7	0.2	pp	17.5	(0.8)	pp

1) Reported figures impacted by costs for capacity alignments and antitrust related matters. See section Items affecting comparability and Note 11 to the Consolidated Financial Statements included herein.

2) Assuming dilution and net of treasury shares.

Supply Chain

2023 saw global LVP growth year-over-year by around 9.4% (according to S&P Global January 2024). We saw an improvement in call-off volatility in 2023 as supply chains were less strained compared to a year earlier. However, customer call-off volatility remained higher than pre-pandemic levels, and low customer demand visibility and changes to customer call-offs with short notice still had a negative impact on our production efficiency and profitability. The unfolding situation in the Red Sea did not have any measurable impact on our operations in 2023. It is too early to estimate what impact this situation will have on our operations, directly or through our customers, going forward.

Inflation

Cost pressures from labor, logistics, utilities, and other items had a negative impact on our profitability in 2023. Most of the inflationary cost pressure was offset by customer price and other compensations. Changes in raw material costs had a negligible impact on our profitability in 2023. The Company expects the raw material price changes in 2024 to be largely reflected in price changes in our products, albeit with delays of several months. We also expect continued cost pressure from inflation relating mainly to labor, but also to a lesser extent to utilities and other items, especially in Europe and the Americas. The Company continues to execute on productivity and cost reduction activities to offset these cost pressures, and we continue to seek inflation compensation from our customers. The Company believes price adjustments will gradually offset the cost inflation, with limited positive effects in the first quarter and gradual improvement as the year progresses.

GROWTH IMPACTED BY LIGHT VEHICLE PRODUCTION, SAFETY CONTENT PER VEHICLE, AND STRONG ORDER BOOK

The most important driver for Autoliv’s sales is the LVP. During the past ten years, LVP has shown year-over-year growth with the exception of the years 2018-2020. Global LVP grew by 9.4% in 2023 - much above the 3.5% expected by S&P Global in the beginning of the year. For Europe, the LVP growth of 5.3% that was expected in the beginning of the year became an increase of 13%, as previous years' production limitations eased and some inventory restocking could take place. LVP in China also grew significantly more than what was expected in the beginning of the year, driven mainly by a multitude of successful launches of new models by domestic Chinese OEMs.

Light Vehicle Production1)
		2023		2022		Change 2023 vs 2022
		(000´) units	% global	(000´) units	% global	(000´) units	%
Americas		17,248	20%	15,861	20%	1,387	9%
	North America	14,351	16%	13,064	16%	1,287	10%
	South America	2,897	3%	2,797	4%	100	4%
Europe		17,667	20%	15,698	20%	1,969	13%
Asia		50,148	57%	46,049	58%	4,099	9%
	China	27,844	32%	25,513	32%	2,331	9%
	Japan	8,422	10%	7,263	9%	1,159	16%
	South Korea	4,166	5%	3,695	5%	471	13%
	India	5,414	6%	5,105	6%	309	6%
	Other Asia	4,302	5%	4,473	6%	(171)	(4)%
Other		2,260	3%	2,210	3%	50	2%
Global Total		87,323		79,818		7,505	9%
1) Source: S&P Global, January 2024

Chinese LVP, the world’s largest automotive market, increased by 2.3 million units or by 9.1% from 2022 to 2023. In Europe, an important market for automotive safety systems, LVP increased by 13% or by approximately 2.0 million light vehicles during the same period. In North America, LVP increased by 1.4 million units, or by 8.7% compared to 2022.

During 2023, both the Americas' and Europe’s share of global LVP remained at around 20% each. China’s share was also unchanged, at 32%, while Japan’s share increased to 10% from 9% and India's share remained at 6%.

Despite macro-economic uncertainties in parts of the world, we expect light vehicle markets to grow both in the medium and long term, driven by pent-up end user demand, rebuilding of new vehicle inventories and a growing GDP/capita.

Due to more stringent crash test rating requirements, by institutes such as Euro NCAP, increased government regulations and increasing consumer demand for more safety in emerging markets, the Company sees vehicle manufacturers installing more airbags and more advanced seatbelt systems in vehicles. This generally takes place when new models are introduced. The safety standards of vehicles are increasing in China, India, and other growth markets such as Brazil, partially due to new government regulations and crash test rating programs. For example, the Indian government has decided on a new traffic regulation that mandates more rigid crash test standards for light vehicles. This is supporting higher installation rates of airbags and more advanced seatbelts, impacting CPV positively. Commercial customer recoveries compensating for increased raw material costs also added to CPV in 2023, partly offset by negative effects from continued productivity related pricing pressure from vehicle manufacturers. The overall increase in global CPV in 2023 was around 3% which together with the execution of the Company's strong order book, supported an organic growth (see section Non-U.S. GAAP Performance Measures) of around 9 percentage points above growth in global LVP. The average global safety CPV (airbags, pedestrian safety, seatbelts, and steering wheels) amounted to around $261 million in 2023.

The Company believes that the more stringent crash rating requirements and consumer demand for more safety should enable the global automotive safety market to grow around 1-2 percentage points per year faster than the global LVP in the medium and long term. This excludes the impact from cost inflation related price increases.

The past years’ high order intake share has resulted in the Company's sales development outperforming the underlying LVP significantly. In the past 5 years, the Company's organic sales development outpaced global LVP between 5 and 9 percentage points every year . During 2023, growth was positively affected through recent launches of several new models, including Subaru Impreza/Crosstrek, Mercedes E-Class, BMW 5 Series, and several Zeekr models.

The Company estimates that the sales to Electric Vehicles (not including PHEVs) amounted to around $1.4 billion in 2023.

WELL BALANCED GLOBAL FOOTPRINT

The Company's regional sales mix continues to be balanced with 27% of sales in Europe, 34% in the Americas and 39% in Asia in 2023, compared to 27%, 33% and 40%, respectively, in 2022. In Asia, the Company's sales in the important Chinese market was 20% of total sales in 2023 compared to 21% in 2022.

The balanced regional sales mix has been achieved through timely investments and strengthening of technical and support capabilities in growth markets.

ORDER INTAKE ADDING TO AN ALREADY STRONG CUSTOMER BASE

The Company's order intake in 2023, with high win rates for new EV platforms with both new and traditional OEMs as well as for ICE platforms, added to the Company's already strong base, which includes supplying products to more than 1,300 vehicle models and around 100 car brands. The order intake in 2023 supports the Company's ability to defend its around 45% sales market share in the near and medium term. The Company estimates that its market share increased from around 43% in 2022 to around 45% in 2023. The lead time from order intake to start of production is typically 1-3 years. During this period the products are engineered into the vehicle to provide the expected protection for occupants in case of a crash and to meet legal and regulatory requirements, as well as other requirements from the vehicle manufacturer. This investment in new products is the main factor of RD&E expenses, net. Additionally, the Company has to build up production capacity, in the form of new lines, to meet future product launches.

The Company's order intake share for 2023 continued on a high level. The estimated life-time sales for all orders booked in 2023 is around $11.8 billion, an increase compared to around $10.7 billion in 2022. The 2023 order intake included high win rates with relatively new automakers and for new EV platforms as well as ICE platforms with traditional OEMs. The Company estimates that around 45% of total order intake in 2023 was for EV platforms, while order intake from new automakers accounted for around 25% of all order intake. In China, the Company estimates that around 50% of order intake in 2023 was with domestic Chinese OEMs, which supports our expectation that domestic OEMS in China will account for close to 40% of the Company's sales in China in 2024. This is an increase from 28% in 2023. New order intake is defined as the sales value of awards for future business, received within that year. The life time value is calculated using detailed assumptions of price and volumes over the years of production and the exchange rates prevailing at the time of receiving the order.

STRATEGIC INITIATIVES AND STRUCTURAL IMPROVEMENTS

2023 light vehicle market was impacted by a distressed global automotive supply chain with continued high customer call-off volatility and inflationary pressure on costs for labor, logistics and utilities. In response, Autoliv management continued to implement strict cost control measures, as well as initiating significant structural cost reduction measures. In June 2023, the Company communicated a cost reduction framework which included the intent to reduce our indirect headcount by up to 2,000, and to improve direct labor productivity equivalent to up to a 6,000 direct workforce reduction. More details on these initiatives were communicated on July 13, 2023, October 5, 2023, and on October 30, 2023. Based on the intended indirect workforce reductions in these three announcements, the Company estimates that the annual cost reductions will amount to around $130 million in total annual savings when fully implemented, with around $50 million in savings in 2024, which is expected to increase to around $100 million in 2025.

We do not expect to announce further major reduction initiative details within this framework. Further reduction of global headcount as part of the structural initiative is expected to be through minor actions and natural attrition with limited accruals. At the end of 2023, around 75% of the planned indirect reductions were detailed and announced. We also saw positive results on direct labor efficiency towards the end of 2023.

The provision, net of reversals, for restructuring activities in 2023 amounted to $210 million compared to $13 million in 2022. As of December 31, 2023, the Company had $213 million reserved in its balance sheet related to restructuring compared to $32 million last year. For more information, see Note 11, Restructuring, to the Consolidated Financial Statements included herein.

In addition to the structural improvements outlined above, the Company continues to implement the strategic initiatives to improve the efficiency of its value chain from end to end, not least through the Autoliv Production System and increased digitalization and automation. With several hundred projects in implementation or undergoing development, the Company has a high pace in the planning and implementation of the strategic initiatives and structural improvements. These initiatives are key drivers to the Company's targets and building the foundation to continue to create shareholder value.

IMPROVED EFFICIENCIES THROUGH OPERATIONAL EXCELLENCE

Pricing pressure is an inherent part of the automotive supplier business. Price reductions are generally higher on newer products with strong volume growth compared to older products, where both the possibilities to re-design the product to reduce costs and market growth are less. Price reductions can also depend on the business cycle and raw material price development. For the five-year period 2017-2021, the Company estimates the average reduction of product prices on existing programs to have been in the range of around 2-4% annually. In 2022, the pricing environment changed to some extent due to high raw material price and cost increases, which led to renegotiations with customers regarding commercial terms. These discussions resulted in a net positive price development, gradually implemented throughout the year. This was also the case in 2023, and is expected for 2024 as well.

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
•
Strategic Initiatives, including Automation, Digitalization, Supply Chain Management Effectiveness and RD&E Effectiveness.

The Company's historic experience is that the continuous improvement strategies have enabled productivity improvement at or above its target of 5%. However, the Company has not achieved its 5% productivity target since the COVID-19 pandemic in 2020, due to the related decline in LVP in 2020 and the high volatility in customer call-offs in 2021, 2022 and 2023 driven by the industry wide supply chain instability, especially for semiconductors.

The Company foresees opportunities for further productivity on organic sales growth and increased call-off stability when global supply chains have stabilized at pre-pandemic levels, but also from increasing use of automation in its assembly for lean manufacturing processes. Additionally, automated cells typically perform the manufacturing process with reduced variability. This results in greater control and consistency of product quality.

FOCUS ON QUALITY

The number of vehicle recalls in the automotive industry continues on a relatively high level. The Company expects overall recall numbers to remain high for years to come and, although the Company strives for the highest quality in its processes, it cannot be ruled out that the Company may also be adversely impacted by a future recall.

Quality has been and always will be the Company's number one priority, and the Company continues to sharpen its focus in this area. The Company now holds a global market share in passive safety of around 45%, while the Company has been involved in around 2% of recalls in the industry in the past ten years. This indicates that the Company is delivering on its quality strategy. For more information see product warranty and recalls in Note 12, Product Related Liabilities, to the Consolidated Financial Statements in this Annual Report.

CHANGES IN COMPETITIVE LANDSCAPE

During the past eight years, Autoliv experienced significant changes in its competitive landscape. In 2015, TRW, a key competitor in passive safety, was acquired by German group ZF Friedrichshafen. In 2016, Key Safety Systems (“KSS”) was acquired by Ningbo Joyson Electronic Corp. Beginning in 2014, Takata, Autoliv's largest competitor at the time, experienced severe issues and recalls related to malfunctioning airbag inflators, leading the company to file for bankruptcy protection in the U.S. and Japan. In 2018, KSS substantially acquired all of Takata's global assets and operations and combined it with KSS, forming the new company Joyson Safety Systems (JSS).

CAPITAL STRUCTURE

The Company’s net debt stood at $1,367 million on December 31, 2023. This was an increase of $184 million compared to December 31, 2022. Total interest-bearing debt at December 31, 2023 amounted to $1,862 million, an increase of $96 million compared to December 31, 2022.

Cash flow from operations was $982 million in 2023 and $713 million in 2022. Capital expenditures, net amounted to $569 million in 2023 and $485 million in 2022. During 2023 and 2022 the Company paid dividends of $225 million and $224 million, respectively.

It is the Company’s policy to maintain a financial leverage commensurate with a “strong investment grade credit rating”. The long-term target is to have a leverage ratio (see section Non-U.S. GAAP Performance Measures) of around 1.0x and to be within the range of 0.5x to 1.5x. At December 31, 2023, the current leverage ratio is 1.2x. The Company monitors its capital structure and the financial markets closely and intends to maintain a high level of financial flexibility while being shareholder friendly.

As part of the adjustment of the capital structure, the Company historically has repurchased shares of its common stock. During 2023 and 2022, the Company repurchased and retired 3.67 million and 1.44 million shares, respectively, under the stock repurchase program authorized by the Board of Directors in November 2021. This stock repurchase program authorizes the Company to repurchase up to $1.5 billion or up to 17 million shares (whichever comes first) between January 2022 and the end of 2024. In addition, in 2022, the Company retired 10 million shares of common stock that has been held in treasury. These shares were acquired between 2008 and 2014 under the prior stock repurchase program. After the retirement, the Company continues to hold around 4.9 million shares of common stock in treasury.

Outlook for 2024

The Company's guidance for 2024 is mainly based on our customer call-offs, a full year 2024 global LVP decline of around 1%, our achievement of our targeted cost compensation effects and a reduction in customer call-off volatility.

Financial measure	Full year indication
Organic sales growth	Around 5%
Foreign currency impact on net sales	Around 0%
Adjusted operating margin 1)	Around 10.5%
Tax rate 2)	Around 28%
Operating cash flow 3)	Around $1.2 billion
Capital expenditures, net % of sales	Around 5.5%
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

Significant Legal Matters

See Item 3. Legal Proceedings and Note 17 Contingent Liabilities to the Consolidated Financial Statements in this Annual Report.

results of operations

Consolidated net sales in 2023 increased by 18.5% compared to 2022. Excluding positive currency translation effects of 0.3%, the organic sales increased (Non-U.S. GAAP measure, see reconciliation table below) by 18.2%.

Sales by Product

	Years ended December 31,			Components of change in net sales
	2023	2022	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$7,055	$5,807	21%	0.1%	21%
Seatbelt products and Other2)	3,420	3,035	13%	0.7%	12%
Total	$10,475	$8,842	18%	0.3%	18%

1) Effects from currency translations.

2) Including Corporate and Other sales.

Airbags, Steering Wheels and Other

Sales for all major product categories increased organically (Non-U.S. GAAP measure, see reconciliation table above) during the year.

The largest contributor to the increase was steering wheels and inflatable curtains, followed by side airbags and passenger airbags.

Seatbelt Products and Other

Sales for seatbelt products and other increased organically (Non-U.S. GAAP measure, see reconciliation table above) in all major regions during the year. The main contributor to the increase was Europe, followed by Asia excluding China, the Americas and China.

Sales by Region

	Years ended December 31,			Components of change in net sales
	2023	2022	Reported change	Currency effects 1)	Organic 3)
Asia	$4,072	$3,521	16%	(4.3)%	20%
Whereof: China	2,105	1,883	12%	(4.8)%	17%
Asia excl. China	1,968	1,638	20%	(3.8)%	24%
Americas	3,526	2,967	19%	3.5%	15%
Europe	2,877	2,355	22%	3.1%	19%
Total	$10,475	$8,842	18%	0.3%	18%

1) Effects from currency translations.

Autoliv’s global sales increased organically (Non-U.S. GAAP measure, see reconciliation table above) by 18.2% compared to 2022, which was around 9 percentage points better than global LVP (according to S&P Global, January 2024).

Sales increased organically in all regions. The around 9pp outperformance was driven by new product launches and price increases. Autoliv outperformed LVP by around 15pp in Asia excluding China, by around 8pp in China, by around 7pp in Europe and by around 7pp in the Americas.

2023 Organic Growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	15%	19%	17%	24%	18%
Main growth drivers	Honda, Nissan, Mercedes	Stellantis, VW, Mercedes	Honda, Great Wall, Mercedes	Toyota, Hyundai, Subaru	Honda, Toyota, Mercedes
Main decline drivers	Ford, BMW, Renault	Mitsubishi	Nissan, Renault, BMW	Renault	Ford

Condensed Statement of Income

	Years ended December 31,
(Dollars in millions, except per share data)	2023	2022	Change
Net Sales	$10,475	$8,842	18%
Gross profit	1,822	1,396	30%
% of sales	17.4%	15.8%	1.6	pp
S, G&A	(498)	(437)	14%
% of sales	(4.8)%	(4.9)%	0.2	pp
R, D&E, net	(425)	(390)	8.8%
% of sales	(4.1)%	(4.4)%	0.4	pp
Amortization of Intangibles	(2)	(3)	(24)%
Other income (expense), net	(207)	93	n/a
Operating income	690	659	4.7%
% of sales	6.6%	7.5%	(0.9	)pp
Adjusted operating income1)	920	598	54%
% of sales	8.8%	6.8%	2.0	pp
Financial and non-operating items, net	(77)	(56)	39%
Income before taxes	612	603	1.5%
Income taxes	(123)	(178)	(31)%
Tax rate	20.1%	29.5%	(9.4	)pp
Net income	489	425	15%
Earnings per share, diluted2)	5.72	4.85	18%
Adjusted earnings per share, diluted1,2)	8.19	4.40	86%

1) Assuming dilution and net of treasury shares.

2) Non-U.S. GAAP Measure.

Gross Profit

In 2023, gross profit increased by $425 million and the gross margin increased by 1.6 pp compared to 2022. The gross profit increase was primarily driven by price increases, volume growth and lower costs for premium freight. This was partly offset by increased costs for personnel related to higher volumes and wage inflation as well as higher costs for energy

Operating Income

Operating income increased in 2023 by $31 million, mainly due to higher gross profit, partly offset by the changes in Other income (expense), net and the higher costs for S,G&A and R,D&E, net.

Selling, General and Administrative (S,G&A) expenses increased in 2023 by $61 million, mainly due to increased costs for personnel and projects. S,G&A costs in relation to sales decreased from 4.9 % to 4.8%.

Research, Development & Engineering (R,D&E) expenses, net increased in 2023 by $35 million, mainly due to higher costs for personnel and lower engineering income. R,D&E, net, in relation to sales decreased from 4.4% to 4.1%.

Other income (expense), net decreased by $300 million in 2023 compared to the previous year, mainly due to that the prior year was positively impacted by around an $80 million gain from the sale of a property in Japan and around $20 million from a patent litigation settlement, partly offset by around $10 million in capacity alignment provisions for the closure of a plant in South Korea while 2023 was negatively impacted by around $218 million in accrual for capacity alignment.

Financial and Non-operating Items, net

Financial and non-operating items, net, costs decreased by $22 million in 2023 compared to previous year, mainly due to increased interest expense as an effect of higher debt and higher interest rates.

Income Taxes

The tax rate for 2023 was 20.1%, compared to 29.5% in 2022. Discrete tax items, net, decreased the tax rate in 2023 by 17.3pp. The decrease is mainly related to a net deferred tax asset recognized in the fourth quarter due to the transfer of certain assets and operations as part of restructuring activities. Discrete tax items, net decreased the tax rate in 2022 by 2.5pp.

Net Income and Earnings Per Share

Net income in 2023 increased by $64 million compared to 2022. Earnings per share, diluted increased by $0.87 compared to a year earlier, where the main drivers was $0.35 from higher operating income and $0.63 from lower income tax, partly mitigated by $0.27 from financial items.

The weighted average number of shares outstanding assuming dilution in 2023 was 85.2 million compared to 87.2 million in 2022.

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

Reconciliation of U.S. GAAP measure to “Trade working capital” (dollars in millions)

DECEMBER 31	2023	2022
Receivables, net	$2,198	$1,907
Inventories, net	1,012	969
Accounts payable	(1,978)	(1,693)
Trade working capital	$1,232	$1,183

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

Reconciliation of U.S. GAAP measure to “Net debt” (dollars in millions)

DECEMBER 31	2023	2022
Short-term debt	$538	$711
Long-term debt	1,324	1,054
Total debt	1,862	1,766
Cash and cash equivalents	(498)	(594)
Debt issuance cost/Debt-related derivatives, net	3	12
Net debt	$1,367	$1,184

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

Items affecting comparability
	2023			2022
(DOLLARS IN MILLIONS, EXCEPT EPS)	Reported	Adjust- ments1)	Non- U.S. GAAP	Reported	Adjust- ments1)	Non- U.S. GAAP
Operating income	$690	$230	$920	$659	$(61)	$598
Operating margin, %	6.6%	2.2%	8.8%	7.5%	(0.7)%	6.8%
Income before income taxes	612	230	842	603	(61)	542
Net income attributable to controlling interest	488	210	697	423	(39)	384
Capital employed	3,937	210	4,147	3,810	(39)	3,771
Return on capital employed, % 2)	17.7%	5.3%	23.1%	17.5%	(1.5)%	16.0%
Return on total equity, % 3)	19.0%	7.2%	26.2%	16.3%	(1.3)%	15.0%
Earnings per share, diluted [4]	$5.72	$2.46	$8.19	$4.85	$(0.45)	$4.40

1) Represents costs for capacity alignments, antitrust related matters and the Andrews litigation settlement. See table below for a disaggregation of these costs.

2) Operating income and income from equity method investments, relative to average capital employed.

3) Net Income relative to average total equity for the year.

4) Assuming dilution and net of treasury shares.

Items included in Non-U.S. GAAP adjustments
	2023		2022
(DOLLARS IN MILLIONS, EXCEPT EPS)	Adjustment Millions	Adjustment Per share	Adjustment Millions	Adjustment Per share
Capacity alignment	$218	$2.56	$(61)	$(0.70)
The Andrews litigation settlement	8	0.09	—	—
Antitrust related matters	4	0.05	—	—
Total adjustments to Operating income	230	2.70	(61)	(0.70)
Tax on Non-U.S. GAAP adjustments1)	(20)	(0.24)	22	0.25
Total adjustments to Net Income	$210	$2.46	$(39)	$(0.45)

Weighted average number of shares outstanding - diluted2)		85.2		87.2
Adjustment Return on capital employed	$230		$(61)
Adjustment Return on capital employed, %	5.3%		(1.5)%

Adjustment Return on total equity	$210		$(39)
Adjustment Return on total equity, %	7.2%		(1.3)%

1) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

2) Annualized average number of outstanding shares.

Liquidity, Capital Resources, and Financial Position

	Years ended December 31
(DOLLARS IN MILLIONS)	2023	2022
Net cash provided by operating activities	$982	$713
Net cash used in investing activities	(569)	(485)
Net cash used in financing activities	(490)	(531)
Effect of exchange rate changes on cash and cash equivalents	(20)	(73)
Decrease in cash and cash equivalents	(96)	(375)
Cash and cash equivalents at beginning of year	594	969
Cash and cash equivalents at end of year	$498	$594

NET CASH PROVIDED BY OPERATING ACTIVITIES

Cash flow from operations, together with available financial resources and credit facilities, are expected to be sufficient to fund the Company’s anticipated working capital requirements, capital expenditures and future dividend payments.

Net cash provided by operating activities was $982 million in 2023 compared to $713 million in 2022. The increase of $269 million was mainly due to more positive working capital effects.

At December 31, 2023, trade working capital (see section Non-U.S. GAAP Performance Measures above) amounted to $1,232 million corresponding to 11% of net sales compared to $1,183 million and 13% at December 31, 2022.

Receivables outstanding in relation to sales (see Glossary and Definitions for definition) were 20% at December 31, 2023, compared to 20% at December 31, 2022. Factoring agreements did not have any material impact on receivables outstanding for 2023 or 2022.

Inventory outstanding in relation to sales (see Glossary and Definitions for definition) was 9% at December 31, 2023, compared to 10% at December 31, 2022.

Payables outstanding in relation to sales (see Glossary and Definitions for definition) were 18% at December 31, 2023 compared to 18% at December 31, 2022.

NET CASH USED IN INVESTING ACTIVITIES

In 2023 and 2022, net cash used in investing activities amounted to $569 million and $485 million, respectively. The Company's investing activities primarily consist of investments in property, plant and equipment. Net cash generated by operating activities continued to sufficiently cover capital expenditures for property, plant and equipment.

The net increase of $84 million compared to previous year was mainly due to the impact on the prior year by $95 million in proceeds from the sale of property in Japan. In relation to net sales, capital expenditures, net was 5.4% compared to 5.5% in previous year.

Depreciation and amortization totaled $378 million in 2023 compared to $363 million in 2022.

During the years 2023 and 2022, a majority of the Company's investments were for production capacity to support new product launches and automation projects for improved efficiency.

NET CASH USED IN FINANCING ACTIVITIES

Net cash used in financing activities amounted to $490 million and $531 million for the years 2023 and 2022, respectively.

In 2023, the Company paid dividends of $225 million. In 2022, the Company paid dividends of $224 million.

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

At December 31, 2023, the Company’s net pension liability (i.e. the actual funded status) for its U.S. and non-U.S. plans was $159 million compared to $154 million at December 31, 2022.

The plans had a total net unamortized actuarial loss before tax of $39 million recorded in Accumulated Other Comprehensive (Loss) Income in the Consolidated Balance Sheets at December 31, 2023, compared to $44 million at December 31, 2022. The amortization of the loss is expected to be $2 million in 2024.

Total pension expense associated with the defined benefit plans was $21 million in 2023 and $11 million in 2022, and is expected to be $18 million in 2024. The $10 million increase in 2023 pension expense was mainly due to the higher interest cost for the non-U.S plans in 2023 as well as 2022 was positively impacted by gains from curtailments and settlements.

The Company contributed $11 million to its defined benefit plans in 2023 and $22 million in 2022. The Company expects to contribute $16 million to these plans in 2024 and is currently projecting a yearly funding at approximately the same level in the subsequent years.

For further information about retirement plans see Note 18, Retirement Plans, to the Consolidated Financial Statements included herein.

SHAREHOLDER RETURNS

In 2023 and 2022, the Company paid cash dividends of $225 million and $224 million in dividends, respectively.

The Company repurchased shares to an amount of $352 million and $115 million in 2023 and 2022, respectively.

EQUITY

During 2023, total equity decreased by $56 million to $2,570 million as of December 31, 2023. The change was mainly due to dividends paid to shareholders of $226 million, share repurchases of $356 million, partly offset by $489 million from net income and positive foreign exchange effects of $20 million.

TREASURY ACTIVITES

DEBT AND CREDIT ARRANGEMENTS

The Company's total debt as of December 31, 2023 and 2022 was $1,862 million and $1,766 million, respectively. The Company had a net debt position (see section Non-U.S. GAAP Performance Measures) at December 31, 2023 and 2022 of $1,367 million and $1,184 million, respectively.

In February 2024, the Company issued 5.5-year notes for a total of €500 million in the Eurobond market. The notes carry a coupon of 3.625% and matures in August 2029.

In March 2023, the Company issued 5-year notes for a total of €500 million in the Eurobond market. The notes carry a coupon of 4.25% and matures in March 2028.

In May 2022, the Company refinanced its existing revolving credit facility (RCF) of $1,100 million. The facility, syndicated among 11 banks, matures in May 2028 and has an extension option for an additional year. The Company pays a commitment fee on the undrawn amount of 0.15%, representing 35% of the applicable margin, which is 0.425% (given the Company’s rating of “BBB” from S&P Global Ratings). Borrowings under the facility are unsecured. At December 31, 2023, the Company’s unutilized long-term credit facilities were $1,100 million, represented by the RCF. This facility is not subject to any financial covenants nor is any other substantial financing of Autoliv.

In June 2020, the Company utilized its SEK 3,000 million facility with Swedish Export Credit Corporation which was signed in May 2020. The SEK 3,000 million loan mature in 2025 carrying a floating interest rate of 3M STIBOR +1.85%.

In 2014, the Company issued and sold long-term debt securities in a U.S. Private Placement pursuant to a Note Purchase and Guaranty Agreement dated April 23, 2014, by and among Autoliv ASP Inc., the Company and the purchasers listed therein. As of December 31, 2023, $767 million remains outstanding from the 2014 issuance.

The Company has a €3,000 million Euro Medium Term Note Program in place for being able to issue notes to be traded on the Global Exchange Market of Euronext Dublin. At December 31, 2023, €500 million had been issued under this program.

At December 31, 2023, Autoliv’s long-term credit rating from S&P Global Ratings was BBB with stable outlook. The Company aims to maintain a strong investment grade credit rating.

For additional information about the Company's debt and credit arrangements, see Note 13, Debt and Credit Agreements, to the Consolidated Financial Statements included herein.

FACTORING

During 2023 and 2022, the Company sold receivables and discounted notes related to selected customers. These factoring arrangements increase cash while reducing accounts receivable and customer risks. At December 31, 2023, the Company had received $209 million for sold receivables without recourse and discounted notes with a discount cost of $3 million during the year, compared to $174 million at December 31, 2022 with a discount cost of $2 million recorded in Other non-operating items, net.

NUMBER OF SHARES

At December 31, 2023, 82.6 million shares were outstanding (net of 4.9 million treasury shares), a 4.1% decrease from 86.2 million one year earlier.

The number of shares outstanding is expected to increase by 0.3 million when all Restricted Stock Units (RSU) and Performance Shares (PSs) vest and if all stock options (SOs) to key employees are exercised, see Note 16, Stock Incentive Plans, to the Consolidated Financial Statements included herein.

In 2023, the Company repurchased and retired 3.67 million shares equal to $352 million. During 2022, Autoliv repurchased and retired 1.44 million shares, equal to $115 million. In 2022, the Company also retired 10 million shares of common stock that had been repurchased under a prior stock repurchase program and since held in treasury. Under the current stock repurchase program authorized by the Board to repurchase up to $1.5 billion, or 17 million common shares (whichever comes first), between January 2022 and the end of 2024.

Contractual Obligations and Commitments

Contractual obligations include debt, sponsored defined benefit plans, lease and purchase obligations that are enforceable and legally binding on the Company.

For material contractual debt obligations as of December 31, 2023, see Note 13, Debt and Credit Agreements, to the Consolidated Financial Statements included herein.

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

Global LVP is an indicator of the Company’s sales development. Ultimately, however, sales are determined by the production levels for the individual vehicle models for which Autoliv is a supplier (see Dependence on Customers). The Company’s sales are split over several hundred contracts covering more than 1,300 vehicle models. This moderates the effect of changes in vehicle demand of individual countries and regions as well as production issues. The risk of fluctuating sales has also been mitigated by Autoliv’s rapid expansion in Asia and other growth markets, which has reduced the Company’s former high dependence on sales in Europe to a diversified mix with Europe, the Americas and Asia each accounting for approximately 27%, 34% and 39%, respectively, of the Company's 2023 total sales.

It is the Company’s strategy to reduce the risks associated with fluctuating LVP by using temporary personnel in direct production, when appropriate. During 2023 and 2022, the level of temporary personnel in relation to total personnel in direct production remained flat at

13%. To reduce the potential impact of unusual fluctuations in the production of vehicle models supplied by the Company such as during the financial crisis in 2008-2009 and the COVID-19 pandemic in 2020-2021 – it is also necessary for the Company to be prepared to quickly adapt the level of permanent employees as well as fixed cost production capacity.

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

In 2023, due to cost pressures from labor, logistics, utilities, and other items the Company engaged in extensive negotiations with its customers regarding compensations.

COMPONENT COSTS AND RAW MATERIAL PRICES

The cost of direct materials was approximately 55% of sales in 2023.

The main raw materials being used as input material for the Company's operations are steel, textiles, plastic and non-ferrous metals.

The Company still sees effects coming from import tariffs and trade barriers across borders. These barriers are impacting the raw material market and creating pricing and availability uncertainties. There is also volatility in the sea freight rates driven by geopolitical events.

Inflation was significant across raw materials and services in 2023. The Company took actions, including pricing discussions with customers and suppliers, competitive sourcing and exploring alternative materials.

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

The Company’s strategy is to follow a stringent procedure when developing new products and technologies and to apply a proactive “zero-defect” quality policy (see section Quality Management). In addition, the Company maintains a program of insurance, which includes commercial insurance, self-insurance, or a combination of both approaches, for potential recall and product liability claims in amounts and on terms that it believes are reasonable and prudent based on our prior claims experience. However, such insurance may not be sufficient to cover every possible claim that can arise in the Company’s businesses, now or in the future, or may not always will be available should the Company, now or in the future, wish to extend, renew, increase or otherwise adjust such insurance. In recent years, the cost of recall and product liability insurance as well as the Company’s level of self-insurance and deductibles has increased. Management’s decision regarding what insurance to procure is also impacted by the cost for such insurance. As a result, the Company may face material losses in excess of the insurance coverage procured. A substantial recall or liability in excess of coverage levels could therefore have a material adverse effect on the Company.

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

DEPENDENCE ON CUSTOMERS

As a result of this highly consolidated market, the Company is dependent on a relatively small number of customers with strong purchasing power. In 2023, the five largest vehicle manufacturers accounted for around 46% of global LVP and the ten largest manufacturers accounted for around 66% of global LVP. In 2023, the Company’s five largest customers accounted for around 48% of consolidated sales and the ten largest customers accounted for around 78% of consolidated sales. The Company's largest customer contract accounted for around 3% of consolidated sales in 2023.

Customer	% of Autoliv sales	% of Global LVP1)
Renault/Nissan/Mitsubishi	10%	8%
Stellantis	10%	7%
VW	9%	10%
Honda	9%	5%
Toyota	9%	13%
Hyundai	7%	8%
Ford	7%	4%
General Motors	6%	5%
Major EV maker	5%	2%
Mercedes	4%	3%

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

See also Note 19, Segment Information, to the Consolidated Financial Statements included herein.

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

NEW COMPETITION

Increased competition may result in price reductions, reduced margins and the Company's inability to gain or hold market share. OEMs rigorously evaluate suppliers on the basis of product quality, price, reliability and delivery as well as engineering capabilities, technical expertise, product innovation, financial viability, application of lean principles, operational flexibility, customer service, and overall management. To maintain the Company's competitiveness and position as a market leader, it is important to focus on all these aspects of supplier evaluation and selection.

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

PATENTS AND PROPRIETARY TECHNOLOGY

The Company’s strategy is to protect its innovations with patents, and to vigorously protect and defend its patents, trademarks, and know-how against infringement and unauthorized use. At the end of 2023, the Company held more than 6,500 patents and patents applications. These patents expire on various dates during the period from 2024 to 2043 The expiration of any single patent is not expected to have a material adverse effect on the Company’s financial results.

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

REVENUE RECOGNITION

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is measured based on consideration specified in a contract with a customer, adjusted for any variable consideration (i.e., price concessions) and estimated at contract inception. The estimated amount of variable consideration that will be received by the Company are based on historical experience and trends, management´s understanding of the status of negotiations with customers and anticipated future pricing strategies. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer.

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

GOODWILL

The Company performs an annual impairment test of goodwill in the fourth quarter of each year following the Company’s annual forecasting process. As of October 2023, the Company concluded that there were no impairments of goodwill. For further information, see Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

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

DEFINED BENEFIT PENSION PLANS

The Company has defined benefit pension plans in thirteen countries. The most significant plans exist in the U.S. These U.S. plans represent approximately 51% of the Company’s total pension benefit obligation. See Note 18, Retirement Plans to the Consolidated Financial Statements included herein.

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual pension expense. For the U.S. plans, the assumptions used for calculating the 2023 pension expense were a discount rate of 5.41% and an expected long-term rate of return on plan assets of 5.05%.

The assumptions used in calculating the U.S. benefit obligations disclosed, as of December 31, 2023 were a discount rate of 5.13%. The discount rate for the U.S. plans has been set based on the rates of return of high-quality fixed-income investments currently available at the measurement date and are expected to be available during the period the benefits will be paid. The expected rate of long-term return on plan assets are determined based on several factors and must consider long-term expectations and reflect the financial environment in the respective local markets. At December 31, 2023, 31% of the U.S. plan assets were invested in equities, which is close to the target of 32%.

The table below illustrates the sensitivity of the U.S. net periodic benefit cost and projected U.S. benefit obligation to a 1pp change in the discount rate and decrease in return on plan assets for the U.S. plans (in millions). The use of actuarial assumptions is an area of management’s estimate.

Assumption (in millions)	Change	2023 net periodic benefit cost increase (decrease)	2023 projected benefit obligation increase (decrease)
Discount rate	1pp increase	$1	$(17)
Discount rate	1pp decrease	(1)	20
Return on plan assets	1pp decrease	2	n/a

INCOME TAXES

Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Many of these uncertainties arise because of intercompany transactions.

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

CURRENCY RISKS

1. Transaction Exposure and Revaluation effects

Transaction exposure arises because the cost of a product originates in one currency and the product is sold in another currency. Revaluation effects come from valuation of assets and liabilities denominated in other currencies than the reporting currency of each unit.

The Company's net transaction exposure in 2023 was approximately $1.8 billion. The four largest net exposures are U.S. dollars (sell) against the Mexican Peso, Romanian Lei (buy) against the Euro, U.S. dollars (buy) against Korean Won and U.S. dollars (buy) against Japanese Yen. Together these currencies accounted for approximately 50% of the Company’s net currency transaction exposure.

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

2. Translation Exposure in the Income Statement and Balance Sheet

Another effect of exchange rate fluctuations arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars. Outside the U.S., the Company’s most significant currency is the Euro. The Company estimates that 28% of its consolidated net sales will be denominated in Euro or other European currencies during 2024, while 19% of its consolidated net sales are estimated to be denominated in U.S. dollars.

The Company estimates that a 1% increase in the value of the U.S. dollar versus European currencies will decrease reported U.S. dollar annual net sales in 2024 by $31 million, while operating income for 2024 will decline by $3 million, assuming reported corporate average margin.

The Company’s policy is not to hedge this type of translation exposure.

A translation exposure also arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars. The policy of the Company is to finance major subsidiaries in the country’s local currency and to minimize the amounts held by subsidiaries in foreign currency accounts.

Consequently, changes in currency rates relating to funding and foreign currency accounts normally have a small impact on the Company’s income. In 2023 and 2022, the impact from the Company’s currency exposure were not material.

INTEREST RATE RISK

Interest rate risk refers to the risk that interest rate changes will affect the Company’s borrowing costs. The Company's interest rate risk policy states that the average interest rate fixing period should be minimum 1 year and maximum 5 years.

At December 31, 2023, the average interest rate fixing period for the Company’s outstanding debt was 2.1 years, and at December 31, 2022, the average interest rate fixing period for the Company’s outstanding debt was 1.6 years.

Given the Company’s current capital structure, we estimate that a one-percentage point interest rate increase would decrease net interest expense by approximately $0.4 million on an annual basis. This is based on the capital structure at the end of 2023 when the gross fixed-rate debt was $1,024 million while the Company had a net debt position of $1,367 million (see section Non-U.S. GAAP Performance Measures). Thus, a change in the interest rate environment would not have a notable impact on the Company’s interest expense. As of December 31, 2023, the Company had $498 million in cash and cash equivalents of which the majority were subject to a floating interest rate. Taking the cash and cash equivalents of $498 million (which is primarily subject to floating interest rates) minus the portion of debt carrying floating interest rates, we estimated that a one-percentage point interest rate increase would decrease net interest expense by approximately $0.4 million on an annual basis.

Fixed interest rate debt can be achieved both by issuing fixed rate notes and through interest rate swaps. The most notable debt carrying fixed interest rates is the €500 million bond issued in 2023, see Note 13 to the Consolidated Financial Statements included herein.

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

The Company has a Medium Term Note Program in place for being able to issue notes to be traded on the Global Exchange Market of Euronext Dublin. The Company also has established programs for short-term issuance of commercial papers in the Swedish and US markets and short-term credit agreements, e.g., bank overdrafts and money market loans.

To ensure diversification of debt maturities no more than 20% of the Autoliv Group’s total debt may mature the next 12 months, unless such maturities (in excess of 20%) are covered by unutilized committed credit facilities with maturity in excess of 12 months. Per December 31, 2023, 29% corresponding to $538 million of the Autoliv Group’s total debt had maturity less than 12 months. This amount was fully covered by unutilized committed credit facilities with maturity in excess of 12 months.

CAPITAL STRUCTURE AND CREDIT RATING

The overall objective relating to Autoliv’s target capital structure and credit rating is to provide the Company with sufficient flexibility to manage the inherent risks and cyclicality in Autoliv’s business and allow the Company to realize strategic opportunities and fund growth initiatives while creating shareholder value.

Autoliv is committed to maintain a “strong investment grade credit rating." As of December 31, 2023, the Company had a long-term credit rating from S&P Global Ratings (“S&P”) of BBB.

The amount of interest-bearing debt held impacts the future financial flexibility as well as the credit rating. Management uses the non-U.S. GAAP measure “Leverage Ratio” to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. Autoliv’s long-term target for the leverage ratio (sum of net debt plus pension liabilities divided by EBITDA) is 1.0x with the aim to operate within the range of 0.5x to 1.5x. At December 31, 2023, the leverage ratio (non-U.S. GAAP measure, see calculation table below) was 1.2x. For details and calculation of leverage ratio, refer to the table below.

CALCULATION OF LEVERAGE RATIO (DOLLARS IN MILLIONS)

	December 31,
	2023	2022
Net debt1)	$1,367	$1,184
Pension liabilities	159	154
Debt per the Policy	1,527	1,338

Net income2)	489	425
Income taxes2)	123	178
Interest expense, net2,3)	80	54
Other non-operating items, net2)	3	5
Income from equity method investments2)	(5)	(3)
Depreciation and amortization of intangibles2)	378	363
Capacity alignments costs and antitrust related matters2)	230	(61)
EBITDA per the Policy (Adjusted EBITDA)	$1,297	$961
Leverage ratio	1.2	1.4

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

To further reduce credit risk, deposits and financial instruments can only be entered into with core banks up to a calculated risk amount of $200 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. In addition, deposits can be made in U.S. and Swedish government short-term notes and certain AAA rated money market funds, as approved by the Company’s Board of Directors. At December 31, 2023, the Company held $290 million in AAA rated money market funds.

IMPAIRMENT RISK

Impairment risk refers to the risk that the Company will write down a material amount of its goodwill of close to $1.4 billion as of December 31, 2023. This risk is assessed at least annually in the fourth quarter each year when the Company performs its impairment testing.

In 2023, the Company performed a quantitative impairment testing by calculating the fair value of its goodwill. The estimated fair market value of goodwill is determined by the discounted cash flow method. The Company discounts projected operating cash flows using its weighted average cost of capital. Estimating the fair value requires the Company to make judgments about appropriate discount rates, growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows.

It has been concluded that presently the Company's goodwill is not “at risk”. However, there can be no assurance that goodwill will not be impaired due to future significant declines in LVP, due to the Company's technologies or products becoming obsolete or for any other reason. The Company could also acquire companies where goodwill could turn out to be less resilient to deteriorations in external conditions. See also discussion under Goodwill and Intangible Assets in Note 2, Summary of Significant Accounting Policies, and Note 10, Goodwill and Intangible Assets, to the Consolidated Financial Statements included herein.

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2023 and 2022 and the Consolidated Statements of Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2023, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included below.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autoliv, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

As discussed in Note 2 to the consolidated financial statements, the Company measures revenue based on consideration specified in a contract with a customer, adjusted for any variable consideration. Variability in consideration typically results from price concessions. The estimated variable consideration that will be received by the Company related to price concessions is based on assumptions that include historical experience and trends, management’s assessment of the probable outcome of its negotiations with customers and anticipated future pricing strategies. Estimating variable consideration to be received related to price concessions requires significant judgments by management that affect the amount of revenue recorded in the financial statements.

Auditing the amount of variable consideration expected to be received related to price concessions was complex because of the uncertainty inherent in the factors discussed above that management uses in its assumptions and calculations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls related to variable consideration.

To test the estimated variable consideration expected to be received related to price concessions, our audit procedures included, among others, evaluating the Company’s estimation methodology and testing the significant factors used in the calculations, as discussed above. These procedures included obtaining information from management and sales department representatives who were responsible for negotiations with customers to assess the reasonableness of assumptions related to variable considerations relative to current negotiations. We also performed journal entry testing focused on unusual and manual entries affecting revenue.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s product recall liabilities process.

To test product recall liabilities, our audit procedures included, among others, evaluating the Company’s estimation methodology and testing the significant assumptions. We obtained information from Company personnel who are responsible for monitoring the status of product recalls with customers to assess the reasonableness of assumptions used. We evaluated the Company’s ability to estimate by comparing actual results to previous estimates and judgments made by management. We also obtained letters from the Company’s external legal counsel addressing material claims against the Company, if any, and examined relevant third-party automotive safety regulatory information to identify potential unrecorded product recall liabilities.

/s/ Ernst & Young AB
We have served as the Company´s auditor since 1984. Stockholm, Sweden
February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autoliv, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autoliv, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young AB

Stockholm, Sweden
February 20, 2024

Consolidated Statements of Income

		Years ended December 31
(DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)		2023	2022	2021
Net sales	Note 19	$10,475	$8,842	$8,230
Cost of sales		(8,654)	(7,446)	(6,719)
Gross profit		1,822	1,396	1,511
Selling, general and administrative expenses		(498)	(437)	(432)
Research, development and engineering expenses, net		(425)	(390)	(391)
Amortization of intangibles	Note 10	(2)	(3)	(10)
Other income (expense), net	Notes 11, 17	(207)	93	(3)
Operating income		690	659	675
Income from equity method investment	Note 8	5	3	3
Interest income		13	6	4
Interest expense	Note 13	(93)	(60)	(60)
Other non-operating items, net		(3)	(5)	(7)
Income before income taxes		612	603	614
Income tax expense	Note 5	(123)	(178)	(177)
Net income		489	425	437
Less: Net income attributable to non-controlling interest		1	2	2
Net income attributable to controlling interest		$488	$423	$435

Earnings per share - basic		$5.74	$4.86	$4.97
Earnings per share - diluted		$5.72	$4.85	$4.96

Weighted average number of shares outstanding, net of treasury shares (in millions)		85.0	87.1	87.5
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)		85.2	87.2	87.7

Cash dividend per share - declared		$2.66	$2.58	$1.88
Cash dividend per share - paid		$2.66	$2.58	$1.88

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31
(DOLLARS IN MILLIONS)	2023	2022	2021
Net income	$489	$425	$437
Other comprehensive income (loss)before tax:
Change in cumulative translation adjustments	20	(136)	(86)
Net change in unrealized components of defined benefit plans	7	29	37
Other comprehensive income (loss), before tax	27	(107)	(49)
Tax effect allocated to other comprehensive income (loss)	(1)	(9)	(11)
Other comprehensive income (loss), net of tax	25	(116)	(60)
Comprehensive income	514	309	377
Less: Comprehensive income attributable to non-controlling interest	1	0	2
Comprehensive income attributable to controlling interest	$513	$309	$375

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

		At December 31
(DOLLARS AND SHARES IN MILLIONS)		2023	2022
Assets
Cash and cash equivalents		$498	$594
Receivables, net	Note 6	2,198	1,907
Inventories, net	Note 7	1,012	969
Income tax receivable		60	55
Prepaid expenses and accrued income		173	160
Other current assets	Note 12, 17	33	29
Total current assets		3,974	3,714
Property, plant and equipment, net	Note 9	2,192	1,960
Operating lease right-of-use assets	Note 3	176	160
Goodwill and intangible assets, net	Note 10	1,385	1,382
Other non-current assets	Note 8, 17	606	502
Total non-current assets		4,358	4,003
Total assets		8,332	7,717
Liabilities and equity
Short-term debt	Note 13	538	711
Accounts payable		1,978	1,693
Accrued expenses	Notes 11, 12	1,135	915
Income tax payable		122	75
Operating lease liabilities, current	Note 3	39	39
Other current liabilities		223	207
Total current liabilities		4,035	3,642
Long-term debt	Note 13	1,324	1,054
Pension liability	Note 18	159	154
Operating lease liabilities, non-current	Note 3	135	119
Other non-current liabilities		109	121
Total non-current liabilities		1,728	1,450
Commitments and contingencies	Note 17
Common stock1)		88	91
Additional paid-in capital		1,044	1,113
Retained earnings		2,289	2,310
Accumulated other comprehensive loss	Note 14	(496)	(522)
Treasury stock (4.9 and 5.0 million shares, respectively)		(368)	(379)
Total controlling interest’s equity		2,557	2,613
Non-controlling interest		13	13
Total equity		2,570	2,626
Total liabilities and equity		$8,332	$7,717

1) Number of shares: 350 million authorized for both years, 87.5 and 91.2 million issued, and 82.6 and 86.2 million outstanding, net of treasury shares, for 2023 and 2022, respectively.

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years ended December 31
(DOLLARS IN MILLIONS)	2023	2022	2021
Operating activities
Net income	$489	$425	$437
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	378	363	394
Gain on divestiture of property	—	(80)	—
Deferred income taxes	(109)	(40)	(20)
Undistributed earnings from equity method investments, net of dividends	(1)	(1)	(3)
Other, net	(10)	(13)	8
Net change in operating working capital:
Receivables and other assets, gross	(213)	(297)	283
Inventories, gross	(22)	(243)	(19)
Accounts payable and accrued expenses	426	596	(314)
Income taxes	43	2	(12)
Net cash provided by operating activities	982	713	754
Investing activities
Expenditures for property, plant and equipment	(573)	(585)	(458)
Proceeds from sale of property, plant and equipment	4	101	4
Net cash used in investing activities	(569)	(485)	(454)
Financing activities
Net increase (decrease) in other short-term debt	61	167	(11)
Proceeds from long-term debt	559	—	—
Repayment of long-term debt	(533)	(357)	(295)
Dividends paid	(225)	(224)	(165)
Stock repurchases	(352)	(115)	—
Common stock options exercised	1	0	3
Dividends paid to non-controlling interest	(1)	(2)	(1)
Net cash used in financing activities	(490)	(531)	(469)
Effect of exchange rate changes on cash and cash equivalents	(20)	(73)	(39)
Decrease in cash and cash equivalents	(96)	(375)	(209)
Cash and cash equivalents at beginning of year	594	969	1,178
Cash and cash equivalents at end of year	$498	$594	$969

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Total Equity

					Accumulated
			Additional		other com-		Total parent	Non-
(DOLLARS AND SHARES	Number of	Common	paid in	Retained	prehensive	Treasury	shareholders’	controlling	Total
IN MILLIONS)	shares	stock	capital	earnings	(loss) income1)	stock	equity	interest	equity
Balance at December 31, 2020	103	$103	$1,329	$2,471	$(347)	$(1,147)	$2,409	$14	$2,423
Comprehensive Income:
Net income				435			435	2	437
Foreign currency translation					(87)		(87)	0	(86)
Pension liability					26		26		26
Total Comprehensive Income							375	2	377
Stock-based compensation						15	15		15
Cash dividends declared				(165)			(165)		(165)
Dividends paid to non-controlling interest on subsidiary shares								(1)	(1)
Balance at December 31, 2021	103	$103	$1,329	$2,742	$(408)	$(1,133)	$2,633	$15	$2,648
Comprehensive Income:
Net income				423			423	2	425
Foreign currency translation					(134)		(134)	(1)	(136)
Pension liability					20		20		20
Total Comprehensive Income							309	0	309
Retired and repurchased shares	(11)	(11)	(216)	(631)		744	(115)		(115)
Stock-based compensation						10	10		10
Cash dividends declared				(224)			(224)		(224)
Dividends paid to non-controlling interest on subsidiary shares								(2)	(2)
Balance at December 31, 2022	91	$91	$1,113	$2,310	$(522)	$(379)	$2,613	$13	$2,626
Comprehensive Income:
Net income				488			488	1	489
Foreign currency translation					20		20	(0)	20
Pension liability					6		6		6
Total Comprehensive Income							513	1	514
Retired and repurchased shares	(4)	(4)	(70)	(282)			(356)		(356)
Stock-based compensation						11	11		11
Cash dividends declared				(225)			(225)		(225)
Dividends paid to non-controlling interest on subsidiary shares								(1)	(1)
Balance at December 31, 2023	88	$88	$1,044	$2,289	$(496)	$(368)	$2,557	$13	$2,570

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

The Company as a whole has met the definition of an operating segment as it engages in business activities from which it may earn revenues and incur expenses, the consolidated operating results are regularly reviewed by the CEO/CODM to allocate resources and assess performance, and discrete financial information is available. Additionally, as Autoliv supplies customers on a global basis it also manages the business on a global basis. Therefore, based on the above analysis, the Company has concluded that the Company is the single operating and reportable segment under ASC 280, Segment Reporting. For more information on the Company's segment, see Note 19.

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

REVENUE RECOGNITION

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is measured based on consideration specified in a contract with a customer, adjusted for any variable consideration (i.e., price concessions) and estimated at contract inception. The estimated amount of variable consideration that will be received by the Company is based on historical experience and trends, management´s understanding of the status of negotiations with customers and anticipated future pricing strategies. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer.

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

There are certain contracts where the criteria to recognize revenue over time have been met (e.g., there is no alternative use to the Company and the Company has an enforceable right to payment). In such cases, at period end, the Company recognizes revenue and a related asset and associated cost of goods sold and reduction in inventory. However, the financial impact of these contracts is immaterial considering the very short production cycles and limited inventory days on hand. The contract balances with customers, included in other current assets, amounted to $20 million as of December 31, 2023 and 2022.

The amount of revenue recognized is based on the purchase order price and adjusted for variable consideration (i.e., price concessions). Customers typically pay for the parts based on customary business practices.

GOVERNMENT ASSISTANCE

The Company’s operations are impacted by various government incentives, grants, programs, rebates, and other arrangements. Government assistance received is recorded in our consolidated financial statements in accordance with their purpose, either as a reduction of expense or an offset to the related capital asset. The benefit is recorded when all performance obligations attached to the assistance have been met or are expected to be met and there is reasonable assurance of their receipt. Government assistance received by the Company is immaterial for all periods presented since the adoption of ASU 2021-10.

RESEARCH, DEVELOPMENT AND ENGINEERING, NET (R,D & E)

Research and development and most engineering expenses are expensed as incurred. These expenses are reported net of expense reimbursements from contracts to perform engineering design and product development fulfillment activities related to the production of parts. For the years 2023, 2022 and 2021 total reimbursements from customers were $192 million, $204 million and $205 million, respectively.

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

STOCK-BASED COMPENSATION

The compensation costs for all of the Company’s stock-based compensation awards are determined based on the fair value method as defined in ASC 718, Compensation –Stock Compensation. The Company records the compensation expense for awards under the Stock Incentive Plan, including Restricted Stock Units (RSUs), Performance Shares (PSUs) and stock options (SOs), over the respective vesting period. For further details, see Note 16.

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

EARNINGS PER SHARE

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). The Company’s unvested RSUs and PSUs, of which some include the right to receive non-forfeitable dividend equivalents, are considered participating securities. The diluted EPS reflects the potential dilution that could occur if common stock was issued for awards under the Stock Incentive Plan and is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase ordinary shares at the average market price during the period. For unvested restricted stock, assumed proceeds under the treasury stock method will include unamortized compensation cost and windfall tax benefits or shortfalls. For further details, see Notes 16 and 20.

CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

RECEIVABLES AND ALLOWANCE FOR EXPECTED CREDIT LOSSES

In addition to individually assess overdue customer balances for expected credit losses, the Company also calculates an allowance that reflects the expected credit losses on receivables considering both historical experience as well as forward looking assumptions. The method calculates the expected credit loss for a group of customers by using the customer groups’ average short-term default rates based on officially published credit ratings and the Company’s historical experience. These default rates are considered the Company’s best estimate of the customer’s ability to pay. The Company regularly reassess the customer groups and the applied customer group’s default rates by using its best judgment when considering changes in customer’s credit ratings, customer’s historical payments and loss experience, current market and economic conditions and the Company’s expectations of future market and economic conditions.

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

Finance lease right-of-use assets are presented together with other property, plant and equipment assets and finance lease liabilities are presented together with other current and non-current liabilities in the Consolidated Balance Sheets. Finance leases were not material as of December 31, 2023.

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

The Company performs its annual impairment testing in the fourth quarter of each year. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. The Company uses either a qualitative assessment or a quantitative calculation for its impairment testing. The qualitative assessment permits the Company to assess whether it is more than likely than not (i.e., a likelihood of greater than 50%) that goodwill or an indefinite-lived intangible asset is impaired. If the Company concludes based on the qualitative assessment that it is not more likely than not that the fair value of goodwill or an indefinite-lived intangible asset is less than its carrying amount, it would not have to quantitatively determine the asset’s fair value. The Company also consider external factors that could affect the significant inputs used to determine fair value.

In 2023, the Company performed a quantitative impairment test by calculating the fair value of its goodwill. The estimated fair market value of goodwill is determined by the discounted cash flow method. The Company discounts projected operating cash flows using its weighted average cost of capital. Estimating the fair value requires the Company to make judgments about appropriate discount rates, growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss is recognized for the excess of carrying amount over the fair value of the respective reporting unit. To supplement this analysis, the Company compares the market value of its equity, calculated by reference to the quoted market prices of its shares, with the book value of its equity.

There were no impairments of goodwill from 2021 through 2023.

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

CONTINGENT LIABILITIES

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability or other matters (see Note 12). The Company diligently defends itself in such matters and, in addition, carries insurance coverage to the extent reasonably available against insurable risks. The Company records liabilities for claims, lawsuits and proceedings, when they are probable and it is possible to reasonably estimate the cost of such liabilities. Legal costs expected to be incurred in connection with a loss contingency are expensed as such costs are incurred.

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

TRANSLATION OF NON-U.S. SUBSIDIARIES

The assets and liabilities of subsidiaries with functional currency other than U.S. dollars are translated into U.S. dollars based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in accumulated other comprehensive loss. The assets and liabilities of foreign subsidiaries whose local currency is not their functional currency are remeasured from their local currency to their functional currency and then translated to U.S. dollars. Revenues and expenses are translated into U.S. dollars using the average exchange rates prevailing for each period presented.

RECEIVABLES AND LIABILITIES IN NON-FUNCTIONAL CURRENCIES

Receivables and liabilities not denominated in functional currencies are converted at year-end exchange rates. Net transaction losses, reflected in the Consolidated Statements of Income, amounted to $(30) million in 2023, $(25) million in 2022 and $(29) million in 2021, and are recorded in operating income if they relate to operational receivables and liabilities or are recorded in other non-operating items, net if they relate to financial receivables and liabilities.

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

The Company adopted ASU 2022-04 as of January 1, 2023. The Company has an agreement with an external payment service provider to facilitate the payments to certain suppliers. The outstanding obligations confirmed towards the external payment service provider are recorded in Accounts Payable in the Condensed Consolidated Balance Sheet until payment has been effected. The Company has undertaken to make sure the payment is effected on the original invoice maturity date. The average payment terms during 2023 was 115 days.

The roll-forward of the Company's outstanding obligations confirmed as valid under its supplier finance program for the year ended December 31, 2023 is as follows (dollars in millions):

	As of
	December 31, 2023	December 31, 2022
Confirmed obligations outstanding at beginning of the period	$314	n/a
Invoices confirmed during the period	1,436	n/a
Confirmed invoices paid during the period	(1,405)	n/a
Confirmed obligations outstanding at end of the period1)	$345	$314

1) Amount of obligations confirmed under the program that remains unpaid by the Company is reported as Accounts Payable in the Consolidated Balance Sheet.

Accounting Standards Issued But Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require that a public entity make additional disclosures related to segments if it has them. A public entity that has a single reportable segment would be required to provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280.

The amendments in this update are affective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact that ASU 2023-07 will have on its financial statements and will adopt the amendments in this update upon the effective date.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures as well as improve the effectiveness of income tax disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require that all entities disclose on an annual basis certain detailed information about income taxes paid. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows.

The amendments in this update are affective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently assessing the impact that ASU 2023-09 will have on its financial statements and will adopt the amendments in this update prospectively upon the effective date.

3. Leases

The Company has operating leases for offices, manufacturing and research buildings, machinery, cars, data processing and other equipment. The Company’s leases have remaining lease terms of 1-44 years, some of which include options to extend the leases for up to 25 years, and some of which include options to terminate the leases within one year.

As of December 31, 2023, the Company has no additional material operating leases that have not yet commenced.

The following tables provide information about the Company’s operating leases. The Company has not identified any material finance leases as of December 31, 2023; therefore, the finance lease components have not been disclosed in the tables below.

Lease cost
(Dollars in millions)
	2023	2022	2021
Operating lease cost	$54	$50	$44
Short-term lease cost	8	9	10
Variable lease cost	5	4	4
Sublease income	(1)	(1)	(2)
Total lease cost	$66	$62	$56

Other information
(Dollars in millions)	Year ended or as of December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$47	$42
Right-of-use assets obtained in exchange for new operating lease liabilities	70	74
Weighted-average remaining lease term - operating leases	9.4 years	9.7 years
Weighted-average discount rate - operating leases	3.2%	2.8%

Maturities of operating lease liabilities (undiscounted cash flows) are as follows:
(Dollars in millions)
Maturities
2024	$40
2025	33
2026	24
2027	19
2028	13
Thereafter	77
Total operating lease payments	206
Less imputed interest	(31)
Total operating lease liabilities	$175

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

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

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

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022 have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company choose not to offset are presented below.

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS

There were no derivatives designated as hedging instruments as of December 31, 2023 and December 31, 2022.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

Derivatives not designated as hedging instruments, relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at December 31, 2023 and December 31, 2022 were foreign exchange swaps.

For 2023, the Company recognized a gain of $2 million in other non-operating items, net for derivative instruments not designated as hedging instruments. For 2022, the Company recognized a gain of $2 million. For 2021, the Company recognized a loss of $33 million. The realized part of the losses referred to above are reported under financing activities in the statement of cash flows. For 2023, 2022 and 2021, the gains and losses recognized as interest expense were immaterial.

	DECEMBER 31, 2023						DECEMBER 31, 2022
			Fair Value Measurements						Fair Value Measurements
			Derivative asset		Derivative liability				Derivative asset		Derivative liability
	Nominal		(Other current		(Other current		Nominal		(Other current		(Other current
(Dollars in millions)	volume		assets)		liabilities)		volume		assets)		liabilities)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign exchange swaps, less than 6 months	$1,895	1)	$22	2)	$12	3)	$2,616	4)	$22	5)	$15	6)
TOTAL DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	$1,895		$22		$12		$2,616		$22		$15

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,895 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $22 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $12 million.

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

During the first quarter of 2023, the Company issued a five year €500 million Eurobond. These notes were issued as green bonds.

The fair value and carrying value of debt are summarized in the table below (dollars in millions).

	DECEMBER 31, 2023		DECEMBER 31, 2022
	CARRYING VALUE1)	FAIR VALUE	CARRYING VALUE1)	FAIR VALUE
LONG-TERM DEBT
Bonds	$1,023	$1,022	$767	$735
Loans	301	306	287	292
TOTAL	$1,324	$1,328	$1,054	$1,027

SHORT-TERM DEBT
Short-term portion of long-term debt	$297	$297	$533	$527
Overdrafts and other short-term debt	241	241	178	178
TOTAL	$538	$538	$711	$705

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

For the period 2021-2023, the Company did not record any material impairment charges on its long-lived assets for its continuing operations.

5. Income Taxes

INCOME BEFORE INCOME TAXES (Dollars in millions)	2023	2022	2021
U.S.	$29	$(3)	$(38)
Non-U.S.	583	606	652
Total	$612	$603	$614

PROVISION FOR INCOME TAXES (Dollars in millions)	2023	2022	2021
Current
U.S. federal	$19	$32	$8
Non-U.S.	210	181	191
U.S. state and local	3	5	(2)

Deferred
U.S. federal	(7)	(20)	(8)
Non-U.S.	(101)	(17)	(10)
U.S. state and local	(1)	(3)	(2)
Total income tax expense	$123	$178	$177

EFFECTIVE INCOME TAX RATE (%)	2023	2022	2021
U.S. federal income tax rate	21.0%	21.0%	21.0%
Non-Deductible Expenses	1.8	0.5	(0.1)
Foreign tax rate variances	4.6	3.6	3.1
Tax credits	(3.9)	(3.5)	(2.2)
Change in Valuation Allowances	11.6	(1.7)	(0.1)
Changes in tax reserves	2.7	(0.2)	0.6
Provision to Return	(0.2)	0.6	(0.2)
Earnings of equity investments	(0.2)	(0.1)	(0.1)
Withholding taxes	5.2	4.0	4.5
State taxes, net of federal benefit	0.3	0.4	(0.5)
Tax Audits	0.0	1.0	0.6
Other Deferred Tax Asset Recognized1)	(26.7)	0.0	0.0
U.S. FDII Deduction	(0.4)	0.0	0.0
U.S. GILTI Tax	3.4	3.4	1.1
Impact of Translation Rates	1.1	0.2	—
Other, net	(0.2)	0.3	1.2
Effective income tax rate	20.1%	29.5%	28.9%

1) Deferred tax asset recognized in 2023 due to the transfer of certain assets and operations as part of the Company's restructuring activities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 31, 2023, the Company had net operating loss carryforwards (NOL’s) of approximately $513 million, of which approximately $419 million have no expiration date. The remaining losses expire on various dates through 2037. The Company also has $25 million of U.S. Foreign Tax Credit carry forwards, which begin to expire in 2026.

Valuation allowances have been established which partially offset the related deferred assets. Such allowances are primarily provided against NOL’s of companies that have perennially incurred losses, as well as the NOL’s of companies that are start-up operations and have not established a pattern of profitability. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance. During 2023, the Company recorded valuation allowances against deferred tax assets of tax losses in certain companies and a partial valuation allowance against the deferred tax asset recognized due to the transfer of certain assets and operations as part of the Company’s restructuring activities, on the basis of management’s assessment of the amount of the related deferred tax assets that are not more likely than not to be realized.

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

At any given time, the Company is undergoing tax audits in several tax jurisdictions, covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2015. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2011. The Company is undergoing tax audits in several non-U.S. jurisdictions and several U.S. state jurisdictions, covering multiple years. As of December 31, 2023, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements, however, other audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods. The Company believes that some of these audits will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may decrease by $10-$15 million due to settlement of audits and expiration of statues of limitations.

The Company recognizes interest and potential penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2022, the Company recorded $46 million for unrecognized tax benefits, including $11 million of accrued interest and penalties. During 2023, the Company recorded a net increase of $8 million to income tax reserves for unrecognized tax benefits related to tax positions taken in prior years. Also, during 2023, the Company recorded a net increase of $7 million to income tax reserves for unrecognized tax benefits based on tax positions taken in the current year.

The Company had $14 million accrued for the payment of interest and penalties as of December 31, 2023. Of the total unrecognized tax benefits of $64 million recorded at December 31, 2023, $33 million is classified as current income tax payable, and $31 million is classified as non-current tax payable included in Other Non-Current Liabilities on the Consolidated Balance Sheets. Substantially all of these reserves would impact the effective tax rate if released into income.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (dollars in millions):

UNRECOGNIZED TAX BENEFITS	2023	2022	2021
Unrecognized tax benefits at beginning of year	$67	$65	$63
Increases as a result of tax positions taken during a prior period	8	0	3
Increases as a result of tax positions taken during the current period	7	7	5
Decreases as a result of tax positions taken during a prior period	0	0	0
Decreases relating to settlements with taxing authorities	0	(4)	(4)
Decreases resulting from the lapse of the applicable statute of limitations	0	0	(1)
Translation Difference	1	(1)	(1)
Total unrecognized tax benefits at end of year	$83	$67	$65

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities were as follows (dollars in millions).

DEFERRED TAXES	December 31,
	2023	2022	2021
Assets
Provisions	$126	$99	$136
Costs capitalized for tax	57	43	29
Other Deferred Tax Asset1)	160	0	0
Property, plant and equipment	11	12	0
Retirement Plans	40	42	46
Tax receivables, principally NOL’s	133	123	109
Deferred tax assets before allowances	527	319	320
Valuation allowances	(129)	(46)	(59)
Total	398	273	261

Liabilities
Statutory tax allowances	0	0	(6)
Distribution taxes	(3)	(3)	(6)
Other	(1)	(2)	(3)
Total	(4)	(5)	(15)
Net deferred tax asset	$394	$268	$246

1) Deferred tax asset recognized in 2023 due to the transfer of certain assets and operations as part of the Company’s restructuring activities,

and is partially offset by the increased valuation allowances.

The following table summarizes the activity related to the Company’s valuation allowances (dollars in millions):

VALUATION ALLOWANCES AGAINST DEFERRED TAX ASSETS	December 31,
	2023	2022	2021
Allowances at beginning of year	$46	$59	$68
Benefits reserved current year	81	14	5
Benefits recognized current year1)	(2)	(27)	(9)
Translation difference	4	0	(5)
Allowances at end of year	$129	$46	$59

1) Benefits reserved in the current year include the partial reserve against deferred tax assets recognized in 2023 due to the transfer of certain assets and operations as part of the Company's restructuring activities.

6. Receivables

(Dollars in millions)	December 31,
	2023	2022	2021
Receivables	$2,206	$1,916	$1,707
Allowance for credit loss at beginning of year	(10)	(8)	(12)
addition to allowance	(2)	(4)	(0)
Write-off against allowance	3	2	4
Translation difference	(0)	0	1
Allowance for credit loss at end of year	(8)	(10)	(8)
Total receivables, net of allowance	$2,198	$1,907	$1,699

7. Inventories

(Dollars in millions)	December 31,
	2023	2022	2021
Raw material	$457	$445	$395
Work in progress	347	350	283
Finished products	296	265	190
Inventories	1,100	1,060	867
Inventory reserve at beginning of year	(91)	(91)	(93)
Reversal of (addition to) reserve	3	(6)	(3)
Translation difference	(0)	5	5
Inventory reserve at end of year	(89)	(91)	(91)
Total inventories, net of reserve	$1,012	$969	$777

8. Other Non-Current Assets

(Dollars in millions)	December 31,
	2023	2022
Equity method investments	$11	$12
Deferred tax assets	433	289
Income tax receivables	22	22
Insurance receivables	75	139
Other non-current assets	66	40
Total other non-current assets	$606	$502

As of December 31, 2023 and 2022, the Company had one equity method investment. The Company owns 49% of Autoliv-Hirotako Safety Sdn, Bhd (parent and subsidiaries) in Malaysia which it currently does not control, but in which it exercises significant influence over operations and financial position.

9. Property, Plant and Equipment

(Dollars in millions)	December 31,
	2023	2022	Estimated life
Land and land improvements	$136	$125	n/a to 15
Buildings	1,065	957	20-40
Machinery and equipment	4,545	4,156	3-12
Construction in progress	548	522	n/a
Property, plant and equipment	6,294	5,760
Less accumulated depreciation	(4,102)	(3,801)
Net of depreciation	$2,192	$1,960

DEPRECIATION INCLUDED IN	2023	2022	2021
Cost of sales	$340	$329	$348
Selling, general and administrative expenses	12	11	13
Research, development and engineering expenses, net	24	20	23
Total	$376	$360	$384

No significant fixed asset impairments related to the Company’s operations were recognized during 2023, 2022 or 2021.

The net book value of machinery and equipment and buildings and land under finance lease contracts recorded at December 31, 2023 and December 31, 2022 were immaterial. The amortization expense related to finance leases is included with depreciation expenses disclosed in the table above.

10. Goodwill and Intangible Assets

GOODWILL (Dollars in millions)	2023	2022
Carrying amount at beginning of year	$1,375	$1,387
Translation differences	2	(11)
Carrying amount at end of year	$1,378	$1,375

Approximately $1.2 billion of the Company’s goodwill is associated with the 1997 merger of Autoliv AB and the Automotive Safety Products Division of Morton International, Inc. No goodwill impairment charges were recognized during 2023, 2022 or 2021.

AMORTIZABLE INTANGIBLES (Dollars in millions)	2023	2022
Gross carrying amount	$391	$387
Accumulated amortization	(384)	(380)
Carrying value	$7	$7

At December 31, 2023, intangible assets subject to amortization mainly relate to acquired technology. No significant impairments of intangible assets were recognized during 2023, 2022 or 2021.

Amortization expense related to intangible assets was $2 million, $3 million and $10 million in 2023, 2022 and 2021, respectively. Estimated future amortization expense is immaterial for all future periods.

11. Restructuring

Restructuring provisions are made on a case-by-case basis and primarily include severance costs incurred in connection with employee reductions and plant consolidations. Restructuring costs other than employee related costs are immaterial for all periods presented and are included in the table below. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its existing credit facilities. The Company does not expect that the execution of these programs will have an adverse impact on its liquidity position. The changes in the employee-related reserves in the table below have been charged against Other income (expense), net in the Consolidated Statements of Income. The restructuring reserve balance is included within Accrued expenses in the Consolidated Balance Sheet.

(Dollars in millions)	2023	2022	2021
Reserve at beginning of the period	$32	$88	$126
Provision - charge	212	17	39
Provision - reversal	(1)	(4)	(31)
Cash payments	(35)	(64)	(37)
Translation difference	7	(5)	(8)
Reserve at end of the period	$213	$32	$88

The restructuring charges in 2023 of $212 million relate to the global structural cost reduction program activities initiated in 2023, primarily in Europe. Cash payments of $35 million in 2023 mainly relate to restructuring activities in Europe. As of December 31, 2023, the majority of the restructuring reserve balance is attributed to global structural cost reduction program activities initiated in 2023 in Europe.

The restructuring charges in 2022 of $17 million mainly related to footprint optimization activities in Asia and Europe. Cash payments of $64 million in 2022 were related to the structural efficiency program initiated in 2020, footprint optimization activities initiated in Europe in 2020 and in Asia in 2022.

The restructuring charges in 2021 of $39 million mainly related to footprint optimization activities primarily in Asia. Reversals mainly related to the structural efficiency program initiated in 2020. Cash payments in 2021 related to the structural efficiency program initiated in 2020 and other footprint activities.

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

In 2023, the changes in reserve and cash payments mainly related to the Andrews litigation settlement with the reserve partly offset by reversal of recall related issues. In 2022, the changes in reserve and cash payments mainly related to warranty related issues. In 2021, the cash payments mainly related to recall related issues, whereof the main part was related to the “Toyota Recall” issue. The reserve for product related liabilities is included in accrued expenses on the Consolidated Balance Sheet.

A majority of the Company’s recall related issues as of December 31, 2023 are covered by insurance. Insurance receivables are included within other current and non-current assets on the Consolidated Balance Sheet. As of December 31, 2023, the Company had total insurance receivables related to recall issues of $81 million ($142 million as of December 31, 2022).

The table below summarizes the change in the balance sheet position of the product related liabilities (dollars in millions).

(Dollars in millions)	2023	2022	2021
Reserve at beginning of the year	$145	$144	$341
Change in reserve	25	20	49
Cash payments	(74)	(17)	(245)
Translation difference	0	(2)	(1)
Reserve at end of the year	$96	$145	$144

13. Debt and Credit Agreements

SHORT-TERM DEBT

As of December 31, 2023 and 2022, total short-term debt was $538 million and $711 million, respectively. As of December 31, 2023, short-term debt consisted mainly of a $297 million U.S. Private Placement and $215 million commercial paper.

The Company’s subsidiaries have credit agreements, principally in the form of overdraft facilities with several local banks. Total available short-term facilities as of December 31, 2023, excluding commercial paper facilities as described below, amounted to $393 million, of which approximately $26 million was utilized. The weighted average interest rate on total short-term debt outstanding at December 31, 2023 and 2022, excluding the short-term portion of long-term debt, was 6% and 5%, respectively.

LONG-TERM DEBT

As of December 31, 2023 and 2022, total long-term debt was $1,324 million and $1,054 million, respectively.

In March 2023, the Company priced and issued 5-year notes for a total of €500 million in the Eurobond market. The notes carry a coupon of 4.25% and matures in March 2028.

In June 2020, the Company utilized its SEK 3,000 million facility with Swedish Export Credit Corporation which was signed in May 2020. The SEK 3,000 million facility matures in 2025 and carries a floating interest rate of 3M STIBOR +1.85%.

In 2014, the Company issued long-term debt securities in a U.S. Private Placement. As of December 31, 2023 the total long-term debt outstanding from the 2014 issuance of $767 million consist of $285 million aggregate principal amount of 12-year senior notes with an interest rate of 4.24%; and $185 million aggregate principal amount of 15-year senior notes with an interest rate of 4.44%.

CREDIT FACILITIES

In May 2022, the Company entered a $1,100 million senior unsecured revolving credit facility with 11 banks. The facility matures in May 2028 and has a one-year extension option. The Company pays a commitment fee on the undrawn amount. The commitment fee is 35% of the applicable margin. The applicable margin is related to the Company's credit rating. Given the Company's current rating of BBB from S&P Global Ratings, the applicable margin is 0.425%. As of December 31, 2023, the facility was not utilized.

The Company has a €3,000 million Euro Medium Term Note Program in place for being able to issue notes to be traded on the Global Exchange Market of Euronext Dublin. At December 31, 2023, €500 million had been issued under this program.

The Company has two commercial paper programs: one SEK 7 billion ($701 million) Swedish program and a $1 billion U.S. program. At December 31, 2023, the total amount outstanding was $215 million.

The Company is not subject to any financial covenants, i.e., performance related restrictions, in any of its significant long-term borrowings or commitments.

CREDIT RISK

In the Company’s financial operations, credit risk arises in connection with cash deposits with banks and when entering into forward exchange agreements, swap contracts or other financial instruments. In order to reduce this risk, deposits and financial instruments are only entered with a limited number of banks up to a calculated risk amount of $200 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. The policy of the Company is to work with banks that have a strong credit rating and that participate in the Company’s financing. In addition to this, deposits of up to an aggregate amount of $2 billion can be placed in U.S. and Swedish government paper and in certain AAA rated money market funds. As of December 31, 2023, the Company had placed $290 million in money market funds compared to $237 million as of December 31, 2022.

The table below shows debt maturity as cash flow. For a description of hedging instruments used as part of debt management, see the Financial Instruments section of Note 2 and Note 4.

DEBT PROFILE

							Total
PRINCIPAL AMOUNT BY EXPECTED MATURITY (dollars in millions)	2024	2025	2026	2027	2028	Thereafter	long- term	Total
Bonds	$297	$—	$285	$—	$554	$185	$1,024	$1,321
Loans	—	301	—		—	—	301	301
Commercial papers	215	—	—	—	—	—	—	215
Other short-term debt	26	—	—	—	—	—	—	26
Total principal amount	$538	$301	$285	$—	$554	$185	$1,324	$1,862

14. Shareholders’ Equity

The number of shares outstanding as of December 31, 2023 was 82,642,524. During 2023, the Company has retired 3,671,252 shares.

DIVIDENDS	2023	2022	2021
Cash dividend paid per share	$2.66	$2.58	$1.88
Cash dividend declared per share	$2.66	$2.58	$1.88

OTHER COMPREHENSIVE LOSS / ENDING BALANCE1) (Dollars in millions)	2023	2022
Cumulative translation adjustments	$(466)	$(492)
Net pension liability	(30)	(30)
Total (ending balance)	$(496)	$(522)

Deferred taxes on the pension liability	$10	$9

1) The components of Other Comprehensive Loss are net of any related income tax effects.

Cumulative translation effects of $12 million related to liquidated entities during 2023 have been recycled and reported as part of the net change of cumulative translation adjustment in the Comprehensive income statement and Equity statement.

SHARE REPURCHASE PROGRAM

In November 2021, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million shares (whichever comes first) between January 2022 and the end of 2024.

During 2023 the Company repurchased and retired 3,671,252 shares for approximately $352 million. During 2022 the Company repurchased and retired 1,440,572 shares for approximately $115 million. In total, the Company has repurchased and retired 5,111,824 shares for approximately $467 million under the new stock repurchase program as of December 31, 2023.

15. Supplemental Cash Flow Information

Payments for interest and income taxes were as follows:

(Dollars in millions)	2023	2022	2021
Interest	$80	$64	$60
Income taxes	192	215	207

16. Stock Incentive Plan

The Company maintains the Autoliv, Inc. 1997 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), pursuant to which it has granted to eligible employees and non-employee directors stock options (SOs), restricted stock units (RSUs) and performance shares (PSUs).

The fair value of the RSUs and PSUs is calculated as the grant date fair value of the shares expected to be issued. The RSUs and PSUs granted in 2023, 2022 and 2021 entitle the grantee to receive dividend equivalents in the form of additional RSUs and PSUs subject to the same vesting conditions as the underlying RSUs and PSUs. For the grants made during 2023, 2022 and 2021, the fair value of a RSU and a PSU was calculated by using the closing stock price on the grant date and, with respect to a PSU, assumed target performance. The grant date fair value for the RSUs and PSUs granted during 2023 was approximately $7 million and approximately $8 million, respectively.

Pursuant to the Company’s non-employee director compensation policy effective May 1, 2023, the Company’s non-employee directors receive an annual RSU grant having a grant date value equal to $145,000 and the Chairman of the Board of Directors also receives an additional annual RSU grant having a grant date value equal to $85,000. All RSUs granted to non-employee directors vest in one installment on the earlier of the next AGM or the first anniversary of the grant date, in each case subject to the grantee’s continued service as a non-employee director on the vesting date with limited exceptions. The RSUs granted to the Company’s non-employee directors entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. The grant date fair value for the RSUs granted in 2023 to the Company’s non-employee directors was approximately $2 million.

The source of the shares issued upon vesting of awards is generally from treasury shares. The Stock Incentive Plan provides for the issuance of up to 9,585,055 common shares for awards. At December 31, 2023, 7,027,781 of these shares have been issued for awards and 2,557,274 shares remain available for future grants.

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

The Company recorded approximately $14 million, $4 million and $10 million stock-based compensation expense related to RSUs and PSUs for 2023, 2022 and 2021, respectively. The total compensation cost related to non-vested awards not yet recognized is $15 million for RSUs and PSs and the weighted average period over which this cost is expected to be recognized is approximately 1.9 years. There are no remaining unrecognized compensation costs associated with SOs.

Information on the number of RSUs, PSUs and SOs related to the Stock Incentive Plan during the period of 2021 to 2023 is as follows.

RSUs	2023	2022	2021
Weighted average fair value at grant date	$91.81	$87.56	$94.01

Outstanding at beginning of year	200,764	218,268	244,901
Granted	96,243	85,985	81,866
Shares issued	(94,055)	(84,848)	(99,399)
Cancelled/Forfeited/Expired	(12,986)	(18,641)	(9,100)
Outstanding at end of year	189,966	200,764	218,268

The aggregate intrinsic value for RSUs outstanding at December 31, 2023 was approximately $21 million.

PSUs	2023	2022	2021
Weighted average fair value at grant date	$91.80	$88.05	$93.90

Outstanding at beginning of year	101,828	179,311	158,128
Change in performance conditions	18,211	(69,924)	(44,385)
Granted	93,962	82,914	74,427
Shares issued	(26,331)	(64,397)	—
Cancelled/Forfeited/Expired	(75,789)	(26,076)	(8,859)
Outstanding at end of year	111,881	101,828	179,311

The PSUs granted include assumptions regarding the ultimate number of shares that will be issued based on the probability of achievement of the performance conditions. Changes in those assumptions result in changes in the estimated shares to be issued which is reflected in the “Change in performance conditions” line above.

SOs	Number of options	Weighted average exercise price
Outstanding at December 31, 2020	90,175	$68.13
Exercised	(40,112)	67.49
Cancelled/Forfeited/Expired	(188)	51.74
Outstanding at December 31, 2021	49,875	68.71
Exercised	(8,614)	59.28
Cancelled/Forfeited/Expired	(10,150)	70.40
Outstanding at December 31, 2022	31,111	70.77
Exercised	(15,537)	65.12
Cancelled/Forfeited/Expired	(485)	58.63
Outstanding at December 31, 2023	15,089	76.97

OPTIONS EXERCISABLE
At December 31, 2021	49,875	$68.71
At December 31, 2022	31,111	70.77
At December 31, 2023	15,089	76.97

The following summarizes information about SOs outstanding and exercisable at December 31, 2023:

EXERCISE PRICE	Number outstanding & exercisable	Remaining contract life (in years)	Weighted average exercise price
$67.29	3,945	0.14	$67.29
$80.40	11,144	1.13	80.40
	15,089	0.87	76.97

The total aggregate intrinsic value, which is the difference between the exercise price and $110.19 (closing price per share at December 31, 2023), for all “in the money” SOs, both outstanding and exercisable as of December 31, 2023, was immaterial.

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

As noted in Note 12 above, as of December 31, 2023, the Company has accrued $96 million for total product related liabilities. The majority of the total product liability accrual as of December 31, 2023, relates to recalls, which are generally covered by insurance. Insurance receivables for such recall related liabilities total $83 million as of December 31, 2023.

Product Liability:

On September 18, 2014, Jamie Andrews filed a wrongful death products liability suit against several Autoliv entities stemming from a fatal car accident in 2013 where the plaintiff’s husband was fatally injured. The lawsuit alleged that Autoliv should be liable for a designed driver seatbelt. On December 31, 2021, the United States District Court for the Northern District of Georgia entered a Final Order and Judgment concluding that Mr. Andrews’s seatbelt was defectively designed and Autoliv was strictly liable for the design. Autoliv was ordered to pay approximately $118 million in compensatory and punitive damages and pre-judgment interests. On July 18, 2023, the Company, without admitting any liability, executed settlement agreements and resolved the lawsuit with all interested parties, concluding the matter. The final amount by which the product liability accrual exceeded the product liability insurance receivable is $8 million and includes self-insurance retention costs and deductibles.

Autoliv and several of its subsidiaries have been named in a class action lawsuit that has been consolidated in a multi-district litigation (MDL) Northern District of Georgia. The plaintiffs in the MDL (the "ARC Inflator Class Action") generally allege that the defendants have violated various state competition, warranty, and trade practice laws relating to ARC inflators included in airbag modules that Autoliv or its subsidiaries allegedly supplied after Autoliv acquired certain Delphi assets (the "Delphi Acquisition") in December 2009. The Company denies these allegations. Autoliv is not aware of any performance issues regarding ARC inflators included with its airbags at the directions of its customers that it shipped following the Delphi Acquisition. The proceedings remain ongoing. The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the ARC Inflator Class Action. However, the Company continues to evaluate this matter, no accrual has been made, and no estimated range of potential loss can be determined at this time. The Company cannot predict the ultimate outcome of the ARC Inflator Class Action.

On September 5, 2023, the National Highway Traffic Safety Administration (the “NHTSA”) issued an initial decision to recall approximately 52 million frontal driver and passenger airbag inflators manufactured by ARC and Delphi Automotive Systems because the NHTSA determined that the airbag inflators contain a safety defect resulting in field ruptures. Some of the ARC inflators included in the airbag modules that Autoliv or its subsidiaries supplied after the Delphi Acquisition were included in such initial decision. The NHTSA has yet to release its final decision. If NHTSA final decision results in a recall, it is anticipated that such decision will be challenged in US federal court. The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the NHTSA ARC recall. However, the Company continues to evaluate this matter, no accrual has been made, and no estimated range of potential loss can be determined at this time. The Company cannot predict the ultimate outcome of the NHTSA ARC recall.

Specific Recalls:

In the fourth quarter of 2020, the Company was made aware of a potential recall by American Honda Motor Co. and the recall of approximately 449,000 vehicles relating to the malfunction of front seat belt buckles was announced on March 9, 2023 (the “Honda Buckle Recall”). The Company determined pursuant to ASC 450 that a loss with respect to the Honda Buckle Recall is probable and accrued an amount that is reflected in the total product liability accrual in the fourth quarter of 2020, increased the accrual in the fourth quarter of 2021, and reduced the accrual in the fourth quarter of 2023 based on vehicle repair cost data. Following the accrual reduction in the fourth quarter of 2023, the amount by which the product liability accrual exceeds the product liability insurance receivable with respect to the Honda Buckle Recall is $10 million and includes self-insurance retention costs and deductibles. The ultimate loss to the Company of the Honda Buckle Recall could be materially different from the amount the Company has accrued.

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

The table in Note 12 above summarizes the change in the balance sheet position of the product related liabilities for the fiscal year ended December 31, 2023.

18. Retirement Plans

DEFINED CONTRIBUTION PLANS

Many of the Company’s employees are covered by government sponsored pension and welfare programs. Under the terms of these programs, the Company makes periodic payments to various government agencies. In addition, in some countries the Company sponsors or participates in certain non-governmental defined contribution plans. Contributions to defined contribution plans for the years ended December 31, 2023, 2022 and 2021 were $26 million, $24 million, and $18 million, respectively.

MULTIEMPLOYER PLANS

The Company participates in a multiemployer plan in Sweden. This ITP-2 plan is funded through Alecta and covers employees born before 1979, for whom it provides a final pay pension benefit based on all service with participating employers. The Company must pay for wage increases in excess of inflation on service earned with previous employers. The plan also provides disability and family benefits and is more than 100% funded. The Company´s contributions to this multiemployer plan for the years ended December 31, 2023, 2022 and 2021 were $4 million, $6 million and $5 million, respectively.

DEFINED BENEFIT PLANS

The Company has a number of defined benefit pension plans, both contributory and non-contributory, in the U.S., France, Germany, India, Japan, Mexico, Philippines, Poland, Sweden, South Korea, Thailand, Turkey and the United Kingdom. There are funded as well as unfunded plan arrangements which provide retirement benefits to both U.S. and non-U.S. participants.

The main plan is the U.S. plan for which the benefits are based on an average of the employee’s earnings and on credited service earned through December 31, 2021. In a prior year, the Company closed participation in the Autoliv ASP, Inc. Pension Plan to exclude those employees hired after December 31, 2003. Within the U.S. there is also a non-qualified restoration plan that provides benefits to employees whose benefits in the primary U.S. plan are restricted by limitations on the compensation that can be considered in calculating their benefits. Effective December 31, 2021, the Autoliv ASP, Inc. Pension Plan is frozen to new accruals and, by extension, the non-qualified restoration plan is also frozen. Settlement accounting has been recognized each quarter in 2023 and 2022 for the U.S. plans because the lump-sum payments made to plan participants during 2023 and 2022 exceeded the sum of service cost and interest cost.

For the Company’s non-U.S. defined benefit plans the most significant individual plan is in the U.K. The Company has closed participation in the U.K. defined benefit plan to exclude all employees hired after April 30, 2003 with few members currently accruing benefits.

CHANGES IN BENEFIT OBLIGATIONS AND PLAN ASSETS FOR THE YEARS ENDED DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2023	2022	2023	2022
Benefit obligation at beginning of year	$227	$381	$192	$260
Service cost	—	—	9	9
Interest cost	12	12	10	6
Actuarial (gain) loss due to:
Change in discount rate	5	(111)	(22)	(65)
Experience	2	15	(1)	4
Other assumption changes	2	—	24	18
Benefits paid	(4)	(4)	(10)	(20)
Plan settlements/curtailments	(17)	(66)	(2)	(3)
Plan amendments	—	—	1	2
Other	—	—	0	—
Translation difference	—	—	7	(19)
Benefit obligation at end of year	$226	$227	$208	$192

Fair value of plan assets at beginning of year	$201	$343	$63	$101
Actual return on plan assets	24	(75)	3	(27)
Company contributions	0	3	11	19
Benefits paid	(4)	(4)	(10)	(20)
Plan settlements	(17)	(66)	(0)	—
Translation difference	—	—	3	(10)
Fair value of plan assets at end of year	$204	$201	$70	$63
Pension liability recognized in the balance sheet	$21	$26	$138	$129

The U.S. plan provides that benefits may be paid in the form of a lump sum, if so elected by the participant. In order to more accurately reflect a market-derived pension obligation, Autoliv adjusts the assumed lump sum interest rate to reflect market conditions as of each December 31. This methodology is consistent with the approach required under the Pension Protection Act of 2006, which provides the rules for determining minimum funding requirements in the U.S.

COMPONENTS OF NET PERIODIC BENEFIT COST ASSOCIATED WITH THE DEFINED BENEFIT RETIREMENT PLANS FOR THE YEARS ENDED DECEMBER 31

	U.S.
(Dollars in millions)	2023	2022	2021
Service cost	$—	$—	$8
Interest cost	12	12	10
Expected return on plan assets	(10)	(14)	(18)
Amortization of actuarial loss	0	0	2
Settlement loss	1	6	5
Net periodic benefit cost	$3	$4	$7

	Non-U.S.
(Dollars in millions)	2023	2022	2021
Service cost	$9	$9	$12
Interest cost	10	6	5
Expected return on plan assets	(3)	(2)	(2)
Amortization of prior service costs	1	1	0
Amortization of actuarial loss	1	1	1
Settlement/curtailment (gain) loss	0	(8)	0
Net periodic benefit cost	$18	$7	$17

The service cost and amortization of prior service cost components are reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components, interest cost, expected returns on plan assets and amortization of actuarial loss, are reported as Other non-operating items, net in the Consolidated Statements of Income.

Amortization of the net actuarial loss from accumulated other comprehensive income is made over the estimated average remaining lifetime of the plan participants (27 to 31 years) for the U.S. plans, and the estimated average remaining service lives or lifetimes of the plan participants for the non-U.S. plans, the periods varying over a wide range between the different countries depending on the age of the population concerned.

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS BEFORE TAX AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2023	2022	2023	2022
Net actuarial loss	$15	$22	$19	$18
Prior service cost	—	—	4	4
Total accumulated other comprehensive loss recognized in the balance sheet	$15	$22	$24	$22

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BEFORE TAX FOR THE YEARS ENDED DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2023	2022	2023	2022
Total retirement benefit recognized in accumulated other comprehensive loss at beginning of year	$22	$35	$22	$33
Net actuarial loss (gain)	(6)	(7)	2	(15)
Amortization or curtailment recognition of prior service credit (cost)	—	—	(1)	1
Amortization or settlement recognition of net gain (loss)	(1)	(6)	(1)	5
Translation difference	—	—	2	(2)
Total retirement benefit recognized in accumulated other comprehensive loss at end of year	$15	$22	$24	$22

The accumulated benefit obligation for the U.S. non-contributory defined benefit pension plans was $226 million and $227 million at December 31, 2023 and 2022, respectively. The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $173 million and $154 million at December 31, 2023 and 2022, respectively.

Pension plans for which the accumulated benefit obligation (ABO) is notably in excess of the plan assets reside in the following countries: U.S., Mexico, France, Germany, Japan, South Korea, Sweden, Thailand and Turkey.

PENSION PLANS FOR WHICH ABO EXCEEDS THE FAIR VALUE OF PLAN ASSETS AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2023	2022	2023	2022
Projected Benefit Obligation (PBO)	$226	$227	$145	$134
Accumulated Benefit Obligation (ABO)	226	227	116	102
Fair value of plan assets	204	201	2	2

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual net periodic benefit cost.

ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATIONS AS OF DECEMBER 31

	U.S.		Non-U.S.1)
(% Weighted average / % Weighted average range)	2023	2022	2023	2022
Discount rate	5.13	5.41	1.00-10.25	0.75-9.75
Rate of increases in compensation level	n/a	n/a	2.25-5.00	2.10-5.00

1) The % weighted average ranges in the tables above represent significant non-U.S. plans only.

ASSUMPTIONS USED TO DETERMINE THE NET PERIODIC BENEFIT COST FOR THE YEARS ENDED DECEMBER 31

	U.S.
(% Weighted average)	2023	2022	2021
Discount rate	5.41	2.77	2.37
Rate of increases in compensation level	n/a	n/a	2.65
Expected long-term rate of return on assets	5.05	5.05	5.05

Non-U.S.1)
(% Weighted average range)	2023	2022	2021
Discount rate	0.75-9.75	0.25-8.00	0.25-7.25
Rate of increases in compensation level	2.10-5.00	1.80-5.00	1.80-5.00
Expected long-term rate of return on assets	4.20-4.80	1.70-2.20	1.40-2.25

1) The % weighted average ranges in the tables above represent significant non-U.S. plans only.

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

The level of equity exposure is currently targeted at approximately 32% for the primary U.S. plan. The investment objective is to provide an attractive risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that Autoliv believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio. The Company has assumed a long-term rate of return on the U.S. plan assets of 5.05% for calculating the 2023 expense.

The Company has assumed a long-term rate of return on the non-U.S. plan assets in a range of 4.20-4.80% for 2023. The closed U.K. plan, which has a targeted allocation of almost 100% debt instruments, accounts for approximately 73% of the total non-U.S. plan assets.

Autoliv made contributions to the U.S. plans during 2023 and 2022 amounting to $0 million and $3 million, respectively. Contributions to the U.K plan during 2023 and 2022 amounted to $2 million and $2 million, respectively. The Company expects to contribute $1 million to its U.S. pension plans in 2024 and is currently projecting a yearly funding at the same level in the years thereafter. For the U.K. pension plan, which is the most significant non-U.S. plan, the Company expects to contribute $2 million in 2024 and in the years thereafter.

FAIR VALUE OF TOTAL PLAN ASSETS FOR THE YEARS ENDED DECEMBER 31

	U.S.	U.S.		Non-U.S.
ASSETS CATEGORY (% Weighted average)	Target allocation	2023	2022	2023	2022
Equity securities %	32	31	23	0	0
Debt instruments %	68	68	76	64	60
Other assets %	—	1	1	36	40
Total %	100	100	100	100	100

The following table summarizes the fair value of the Company’s U.S. and non-U.S. defined benefit pension plan assets:

	Fair value measurement at December 31,
(Dollars in millions)	2023	2022
Assets
Non-U.S. Bonds
Government	$24	$15
Corporate	21	23
Insurance Contracts	17	14
Other Investments	10	11
Assets at fair value Level 2	71	63
Investments measured at net asset value (NAV):
Common collective trusts	203	201
Total	$274	$264

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

PENSION BENEFITS EXPECTED PAYMENTS (dollars in millions)	U.S.	Non-U.S.
2024	$14	$17
2025	17	12
2026	20	12
2027	19	14
2028	21	14
Years 2029-2033	91	84

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

As of December 31, 2023 and 2022, the benefit obligation for postretirement benefit plans other than pensions were $13 million and $13 million, respectively. The liability for postretirement benefits other than pensions is classified as other non-current liabilities in the balance sheet. The components of the net periodic benefit costs associated with these plans were immaterial for the years 2023, 2022 and 2021.

The average discount rate used to determine the U.S. postretirement benefit obligation was 5.16% in 2023 and 5.39% in 2022. The average discount rate used in determining the postretirement benefit cost was 5.39% in 2023, 2.91% in 2022 and 2.60% in 2021.

The accumulated other comprehensive income before tax associated with the postretirement benefit plans other than pensions recognized in the balance sheet as of December 31, 2023 and 2022 were $6 million and $7 million, respectively. The components of the accumulated other comprehensive income were immaterial for the years 2023 and 2022.

The estimated future benefit payments for the postretirement benefits, which reflect expected future service as appropriate, are expected to be immaterial for all the future years.

19. Segment Information

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

The Company’s customers consist of all major European, U.S. and Asian automobile manufacturers. Sales to individual customers representing 10% or more of net sales were:

In 2023: Renault 10% (including Nissan and Mitsubishi) and Stellantis 10%.

In 2022: Renault 11% (including Nissan and Mitsubishi), Stellantis 11% and VW 10%.

In 2021: Renault 13% (including Nissan and Mitsubishi), Stellantis 11% and VW 10%.

NET SALES BY REGION (Dollars in millions)	2023	2022	2021
China	$2,105	$1,883	$1,766
Asia, excl. China	1,968	1,638	1,641
Americas	3,526	2,967	2,535
Europe	2,877	2,355	2,289
Total	$10,475	$8,842	$8,230

The Company has attributed net sales to the geographic area based on the location of the entity selling the final product.

External sales in the U.S. amounted to $2,342 million, $2,029 million and $1,724 million in 2023, 2022 and 2021, respectively. Of the external sales, exports from the U.S. to other regions amounted to approximately $343 million, $298 million and $280 million in 2023, 2022 and 2021, respectively.

NET SALES BY PRODUCT (Dollars in millions)	2023	2022	2021
Airbag, Steering Wheels and Other1)	$7,055	$5,807	$5,380
Seatbelt Products1)	3,420	3,035	2,850
Total net sales	$10,475	$8,842	$8,230

1) Including Corporate and other sales.

LONG-LIVED ASSETS (Dollars in millions)	2023	2022
China	$592	$541
Asia, excl China	408	315
Americas	570	511
Europe	797	752
Total	$2,367	$2,119

Long -lived assets in the table above consists of Property, Plant and Equipment and Operating Lease right-of-use asset. Long-lived assets in the U.S. amounted to $261 million and $257 million for 2023 and 2022, respectively.

20. Earnings Per Share

The computation of basic and diluted earnings per share were as follows (dollars and shares in millions):

	2023	2022	2021
Numerator:
Basic and diluted:
Net income attributable to common shareholders	$488	$423	$435
Denominator:
Basic weighted average common stock	85.0	87.1	87.5
Added: Weighted average stock options/share awards	0.2	0.2	0.2
Diluted weighted average common stock	85.2	87.2	87.7

Net earnings per share - basic	$5.74	$4.86	$4.97
Net earnings per share - diluted	$5.72	$4.85	$4.96

Anti-dilutive shares outstanding for the years ended December 31, 2023, 2022 and 2021 were immaterial.

21. Subsequent Events

There were no reportable events subsequent to December 31, 2023.

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

Management assessed the effectiveness of Autoliv’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework).

Based on our assessment, we believe that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

(b) Attestation Report of the Registered Public Accounting Firm

Ernst & Young AB has issued an attestation report on the Company’s internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8. Financial Statements and Supplementary Data for the year ended December 31, 2023.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15-(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On November 6, 2023, Jonas Jademyr, Executive Vice President, Quality and Project Management, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2024. These sales are intended to cover vesting taxes and would occur between February 20, 2024 and February 28, 2024.

On November 6, 2023, Mikael Hagstrom, Vice President, Corporate Controller, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2024. These sales are intended to cover vesting taxes and would occur between February 20, 2024 and February 28, 2024.

On November 8, 2023, Christian Swahn, Executive Vice President, Supply Chain Management, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2024. These sales are intended to cover vesting taxes and would occur between February 20, 2024 and February 28, 2024.

On November 10, 2023, Fredrik Westin, Executive Vice President & Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2024 and February 2025. These sales are intended to cover vesting taxes and would occur between (i) February 20, 2024 and February 28, 2024 and (ii) February 21, 2025 and February 28, 2025.

On November 13, 2023, Mikael Bratt, President & Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of performance stock units on February 20, 2024. These sales are intended to cover vesting taxes and would occur between February 20, 2024 and February 28, 2024.

On November 13, 2023, Jordi Lombarte, Executive Vice President and Chief Technology Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2024 net of shares withheld for taxes. These sales would occur between February 20, 2024 and February 28, 2024.

On November 14, 2023, Colin Naughton, President, Autoliv Asia, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 45% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2024. These sales are intended to cover vesting taxes and would occur between February 20, 2024 and February 28, 2024.

On November 14, 2023, Magnus Jarlegren, President, Autoliv Europe, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2024. These sales are intended to cover vesting taxes and would occur between February 20, 2024 and February 28, 2024.

On November 15, 2023, Anthony Nellis, President & Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 760 of shares of Autoliv, Inc. common stock, which would be acquired upon the exercise of vested stock options expiring in 2025, with any such sales to occur between (i) February 20, 2024 and March 22, 2024, (ii) May 1, 2024 and June 14, 2024, (iii) July 24, 2024 and September 13, 2024, and (iv) October 23, 2024 and December 13, 2024, subject to certain conditions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10. regarding executive officers, directors and nominees for election as directors of Autoliv, Autoliv’s Audit Committee, Autoliv’s code of ethics, and compliance with Section 16(A) of the Securities Exchange Act is incorporated herein by reference from the information under the captions “Executive Officers of the Company” and “Proposal 1: Election of Directors”, “Committees of the Board” and “Audit and Risk Committee Report”, “Corporate Governance Guidelines and Codes of Conduct”, and “Delinquent Section 16(a) Reports”, respectively, in the Company’s 2024 Proxy Statement. Information on Board meeting attendance is provided under the caption “Board Meetings” in the 2024 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11. regarding executive compensation for the year ended December 31, 2023 is included under the caption “Compensation Discussion and Analysis” in the 2024 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Leadership Development and Compensation Committee is included in the sections “Leadership Development and Compensation Committee Interlocks and Insider Participation” and “Leadership Development and Compensation Committee Report” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12. regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement and is incorporated herein by reference.

Shares Previously Authorized for Issuance Under the 1997 Stock Incentive Plan

The following table provides information as of December 31, 2023, about the common stock that may be issued under the Autoliv, Inc. Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders (1)	316,936	$76.97	2,557,274
Equity compensation plans not approved by security holders	—	—	—
Total	316,936	$76.97	2,557,274

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding the Company’s policy and procedures concerning related party transactions is included under the caption “Related Person Transactions” in the 2024 Proxy Statement and is incorporated herein by reference. Information regarding director independence can be found under the caption “Board Independence” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of accounting services provided to Autoliv is included under the caption “Proposal 3. Ratification of Appointment of Independent Registered Public Accounting Firm Appointment” in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)
Documents Filed as Part of this Report
(1)
Financial Statements
(i)
Consolidated Statements of Income – Years ended December 31, 2023, 2022 and 2021;
(ii)
Consolidated Statements of Comprehensive Income – Years ended December 31, 2023, 2022 and 2021;
(iii)
Consolidated Balance Sheets – as of December 31, 2023 and 2022;
(iv)
Consolidated Statements of Cash Flows – Years ended December 31, 2023, 2022 and 2021;
(v)
Consolidated Statements of Total Equity – as of December 31, 2023, 2022 and 2021;
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

4.1

Indenture, dated March 30, 2009, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Autoliv’s Registration Statement on Form 8-A (File No. 001-12933, filing date March 30, 2009)

4.2

Second Supplemental Indenture (including Form of Global Note), dated March 15, 2012, between Autoliv, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 15, 2012).

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

4.6	Description of Registrant´s Securities, incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 19, 2021).

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

10.4+

Amendment No. 3 to the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, dated April 24, 2017, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 28, 2017).

10.5

Form of Note Purchase and Guaranty Agreement, dated April 23, 2014, among Autoliv ASP, Inc., Autoliv, Inc. and the purchasers named therein, incorporated herein by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 25, 2014).

10.6

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

10.13

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

10.15+

Form of Employee performance share units grant agreement (2020) to be used under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 24, 2020).

10.16

Facility Agreement, dated May 28, 2020, by and among Autoliv AB, as borrower, Autoliv, Inc. and Autoliv ASP, as guarantors, and AB Svensk Exportkredit, as lender, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.17+

Employment Agreement, dated June 8, 2020 and effective as of June 15, 2020, by between Autoliv, Inc. and Kevin Fox, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.18+*

Amendment No. 1, effective as of July 1, 2020, to Employment Agreement, effective March 21, 2018, by and between Autoliv Inc. and Jordi Lombarte, incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 16, 2023).

10.19+

Employment Agreement, effective as of August 17, 2020, by and between Autoliv AB and Mikael Hagström incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 23, 2020).

10.20+

Employment Agreement, dated October 1, 2020 and effective as of November 1, 2020, by and between Autoliv Inc. and Colin Naughton incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.21+

Amendment No. 2, effective as of March 9, 2021, to Employment Agreement, effective March 21, 2018, by and between Autoliv Inc. and Jordi Lombarte incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.22+

Form of Employee restricted stock units grant agreement (2021) to be used under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.23+

Form of Employee performance share units grant agreement (2021) to be used the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.24+

Amendment No. 1, effective as of April 1, 2021, to Employment Agreement, effective March 18, 2019, by and between Autoliv Inc. and Christian Swahn incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.25+

Employment Agreement, dated December 14, 2021 and effective as of January 19, 2021, by and between Autoliv Inc. and Sng Yih incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2022).

10.26+

Form of Employee restricted stock units grant agreement (2022) to be used under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2022).

10.27+

Form of Employee performance share units grant agreement (2022) to be used promised under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2022).

10.28

Facilities Agreement, dated May 23, 2022, among Autoliv, Inc., Autoliv ASP, Inc., Citibank, N.A., London Branch, Mizuho Bank, Ltd., Skandinaviska Enskilda Banken AB (publ), and the other parties and lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 22, 2022).

10.29+

Autoliv, Inc. Non-employee Director Compensation Policy, effective November 1, 2022 incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 21, 2022).

10.30+

Employment Agreement, dated December 1, 2022 and effective as of January 15, 2023, by and between Autoliv, Inc. and Jonas Jademyr, incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 16, 2023).

10.31+

Amendment, dated and effective December 5, 2022, to Employment Agreement, effective as of January 23, 2020, by and between Autoliv, Inc. and Svante Mogefors, incorporated herein by reference to Exhibit 10.38 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 16, 2023).

10.32+

Autoliv, Inc. Non-Employee Director Compensation Policy effective May 1, 2023, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 21, 2023).

10.33+

Form of Non-Employee Director Restricted Stock Unit Grant Agreement (2023) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 21, 2023).

10.34+

Employment Agreement, dated May 17, 2023, by and between Autoliv, Inc. and Petra Albuschus incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 21, 2023).

10.35+

Mutual Separation Agreement, dated July 10, 2023, by and between Autoliv, Inc. and Frithjof Oldorff incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 21, 2023).

10.36+

Amendment No. 1 to Employment Agreement, dated October 1, 2023, by and between Autoliv, Inc. and Colin Naughton incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 20, 2023).

10.37+*	Employment Agreement, dated November 21, 2023, by and between Autoliv Switzerland GmbH and Magnus Jarlegren.

21*	Autoliv’s List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Autoliv, Inc. Compensation Recoupment Policy.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

+ Management contract or compensatory plan.

† Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 20, 2024.

AUTOLIV, INC.
(Registrant)

By	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 20, 2024.

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

EBITDA

Earnings before interest, taxes, depreciation, and amortization

GROSS MARGIN

Gross profit relative to sales.

MEDIUM AND LOW INCOME MARKETS

Includes all markets except North America, Western Europe, Japan and South Korea.

HEADCOUNT

Employees plus temporary personnel.

HIGH INCOME MARKETS

Includes North America, Western Europe, Japan and South Korea.

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

This 10-K includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, January 2024. All rights reserved. S&P Global is a global supplier of independent industry information. The permission to use S&P Global copyrighted reports, data and information does not constitute an endorsement or approval by S&P Global of the manner, format, context, content, conclusion, opinion or viewpoint in which S&P Global reports, data and information or its derivations are used or referenced herein.

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

TRADE WORKING CAPITAL

Outstanding receivables and outstanding inventory less outstanding payables.