Form 10-Q
period 2024-03-31
AUTOLIV INC
filed 2024-04-26
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 18, 2024, there were 81,374,584 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions, including inflation; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions, including port, transportation and distribution delays or interruptions; supply chain disruptions and component shortages specific to the automotive industry or the Company; disruptions and impacts relating to the ongoing war between Russia and Ukraine and hostilities in the Middle East; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment: restructuring, cost reduction and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing and other negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgments or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; our ability to meet our sustainability targets, goals and commitments; political conditions; dependence on and relationships with customers and suppliers; the conditions necessary to hit our financial targets; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$2,615	$2,493
Cost of sales	(2,172)	(2,113)
Gross profit	443	379
Selling, general and administrative expenses	(132)	(132)
Research, development and engineering expenses, net	(113)	(116)
Other income (expense), net	(4)	(4)
Operating income	194	127
Income from equity method investment	2	2
Interest income	5	2
Interest expense	(26)	(19)
Other non-operating items, net	(1)	(2)
Income before income taxes	174	109
Income tax expense	(47)	(34)
Net income1)	127	74
Less: Net income attributable to non-controlling interest	0	0
Net income attributable to controlling interest	$126	$74

Net earnings per share – basic	$1.53	$0.86
Net earnings per share – diluted	$1.52	$0.86

Weighted average number of shares outstanding, net of treasury shares (in millions)	82.3	86.1
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	83.0	86.3

Cash dividend per share – declared	$0.68	$0.66
Cash dividend per share – paid	$0.68	$0.66

1) For the three months periods ended March 31, 2024 and 2023, the aggregate transaction gain (loss) included in net income for the period were $(6) million and $(5) million, respectively.

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$127	$74
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	(47)	36
Net change in unrealized components of defined benefit plans	6	(0)
Other comprehensive (loss), before tax	(40)	35
Tax effect allocated to other comprehensive income (loss)	(1)	0
Other comprehensive (loss), net of tax	(42)	35
Comprehensive income	85	110
Less: Comprehensive income (loss) attributable to non-controlling interest	0	0
Comprehensive income attributable to controlling interest	$85	$110

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$569	$498
Receivables, net	2,194	2,198
Inventories, net	997	1,012
Prepaid expenses and accrued income	180	173
Other current assets	71	93
Total current assets	4,011	3,974
Property, plant and equipment, net	2,192	2,192
Operating lease right-of-use assets	177	176
Goodwill and intangible assets, net	1,381	1,385
Other non-current assets	564	606
Total assets	8,324	8,332

Liabilities and equity
Short-term debt	310	538
Accounts payable1)	1,855	1,978
Accrued expenses	1,129	1,135
Operating lease liabilities - current	41	39
Other current liabilities	323	345
Total current liabilities	3,658	4,035
Long-term debt	1,830	1,324
Pension liability	149	159
Operating lease liabilities - non-current	134	135
Other non-current liabilities	111	109
Total non-current liabilities	2,224	1,728
Common stock	86	88
Additional paid-in capital	1,018	1,044
Retained earnings	2,226	2,289
Accumulated other comprehensive loss	(537)	(496)
Treasury stock	(364)	(368)
Total controlling interest's equity	2,428	2,557
Non-controlling interest	13	13
Total equity	2,442	2,570
Total liabilities and equity	$8,324	$8,332

1) Amount of obligations confirmed under the Company's Supplier Finance Program that remains unpaid is reported as Accounts Payable in the Condensed Consolidated Balance Sheets. Amount of obligations outstanding as of March 31, 2024 and December 31, 2023 are $324 million and $333 million, respectively.

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$127	$74
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	96	92
Other, net	14	(10)
Net change in operating assets and liabilities	(114)	(202)
Net cash provided by (used in) operating activities	122	(46)

Investing activities
Expenditures for property, plant and equipment	(140)	(144)
Proceeds from sale of property, plant and equipment	0	0
Net cash used in investing activities	(140)	(143)

Financing activities
Net decrease in short-term debt	(227)	(135)
Proceeds from long-term debt	534	533
Dividends paid	(56)	(57)
Stock repurchased	(160)	(42)
Common stock options exercised	0	0
Net cash provided by financing activities	92	300
Effect of exchange rate changes on cash and cash equivalents	(3)	7
Net increase in cash and cash equivalents	71	119
Cash and cash equivalents at beginning of period	498	594
Cash and cash equivalents at end of period	$569	$713

See Notes to unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2023	$88	$1,044	$2,289	$(496)	$(368)	$2,557	$13	$2,570
Comprehensive Loss:
Net income			126			126	0	127
Foreign currency translation adjustment				(46)		(46)	(0)	(47)
Pension liability				5		5		5
Total Comprehensive Income	—	—	126	(41)	—	85	0	85
Retired and repurchased shared	(1)	(26)	(134)			(161)		(161)
Stock-based compensation					4	4		4
Cash dividends declared			(56)			(56)		(56)
Balances at March 31, 2024	$86	$1,018	$2,226	$(537)	$(364)	$2,429	$13	$2,442

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2022	$91	$1,113	$2,310	$(522)	$(379)	$2,613	$13	$2,626
Comprehensive Income:
Net income			74			74	0	74
Foreign currency translation adjustment				36		36	0	36
Pension liability				(0)		(0)		(0)
Total Comprehensive Income	—	—	74	35	—	110	0	110
Stock repurchased and retired	(0)	(9)	(33)			(42)		(42)
Stock-based compensation					3	3		3
Cash dividends declared			(57)			(57)		(57)
Balances at March 31, 2023	$91	$1,105	$2,295	$(487)	$(376)	$2,627	$14	$2,641

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2024

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited consolidated financial statements and all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2024.

The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements.

The Company has one reportable segment, which includes Autoliv’s airbag and seatbelt products and components.

Certain amounts in the condensed consolidated financial statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts. Certain amounts in prior periods have been reclassified to conform to current year presentation.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.

2. NEW ACCOUNTING STANDARDS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).

Adoption of new accounting standards

None.

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

In March 2024, the SEC adopted final rules requiring registrants to disclose climate-related information in their annual reports. The final rules require information about a registrant’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, under the final rules, certain disclosures related to severe weather events and other natural conditions will be required in a registrant’s audited financial statements. The new requirements are required on a prospective basis and a phased-in compliance period becomes effective for the Company beginning with its Annual Report on Form 10-K for the year ending December 31, 2025. However, pending the resolution of legal challenges that were subsequently filed against these rules, in April 2024, the SEC stayed the effectiveness of the rules. Therefore, the disclosure requirements of these rules and the timing of their effectiveness is uncertain. The Company is currently assessing the anticipated impact that the rules will have on its financial statements if and when effective and will implement disclosures upon any such effective dates.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with its derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of March 31, 2024 or December 31, 2023 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of March 31, 2024 and December 31, 2023 were foreign exchange swaps.

For the three months periods ended March 31, 2024 and 2023, the gains (losses) recognized in other non-operating items, net were $10 million and $(5) million, respectively, for derivative instruments not designated as hedging instruments. The realized part of the gains (losses) referred to above is reported under financing activities in the statement of cash flows.

For the three months periods ended March 31, 2024 and 2023, the gains (losses) recognized as interest expense were immaterial.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	March 31, 2024						December 31, 2023
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$2,043	1)	$8	2)	$14	3)	$1,895	4)	$22	5)	$12	6)
Total derivatives not designated as hedging instruments	$2,043		$8		$14		$1,895		$22		$12

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $2,043 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $8 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $14 million.

4) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,895 million.

5) Net amount after deducting for offsetting swaps under ISDA agreements is $22 million.

6) Net amount after deducting for offsetting swaps under ISDA agreements is $12 million.

Fair Value of Debt

The fair value of long-term debt is determined either from quoted market prices as provided by participants in the secondary market, or for long-term debt without quoted market prices, estimated using a discounted cash flow method based on the Company’s current borrowing rates for similar types of financing. The Company has determined that each of these fair value measurements of debt reside within Level 2 of the fair value hierarchy.

In February 2024, the Company issued 5.5-year notes for a total of €500 million in the Eurobond market. The notes carry a coupon of 3.625% and mature in August 2029.

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	March 31, 2024		December 31, 2023
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,549	$1,555	$1,023	$1,022
Loans	281	285	301	306
Total long-term debt	1,830	1,840	1,324	1,328

Short-term debt
Short-term portion of long-term debt	297	302	297	297
Overdrafts and other short-term debt	13	13	241	241
Total short-term debt	$310	$315	$538	$538

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

The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs, and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets and then discounts the future cash flows over the expected life of the long-lived assets.

For the three months period ended March 31, 2024, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended March 31, 2024 was 27.0% compared to 31.6% for the three months period ended March 31, 2023. Discrete tax items, net for the three months period ended March 31, 2024 had a favorable impact of 2.5%. Discrete tax items, net for the three months period ended March 31, 2023 had an unfavorable impact of 0.8%.

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

As of March 31, 2024, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the three months period ended March 31, 2024, the Company recorded a net increase of $2 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. Also, during the first quarter of 2024, the Company recorded a net decrease of $13 million to income tax reserves for unrecognized tax benefits based on tax positions taken in prior years, mainly due to the conclusion of tax audits and the expiration of statute of limitations in various jurisdictions. Of the total unrecognized tax benefits of $53 million recorded as of March 31, 2024, $14 million is classified as current tax payable within Other current liabilities and $39 million is classified as non-current tax payable within Other non-current liabilities in the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	March 31, 2024	December 31, 2023
Raw materials	$453	$457
Work in progress	328	347
Finished products	304	296
Inventories	1,085	1,100
Inventory valuation reserve	(87)	(89)
Total inventories, net of reserve	$997	$1,012

6. RESTRUCTURING

As of March 31, 2024, the majority of the restructuring reserve balance is attributed to global structural cost reduction program activities initiated in Europe in 2023. These activities are expected to be concluded during 2024 and 2025.

The cash payments for the three months periods ended March 31, 2024 and 2023 relate to restructuring activities in Europe.

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

	Three Months Ended March 31,
	2024	2023
Reserve at beginning of the period	$213	$32
Provision - charge	1	2
Provision - reversal	0	(0)
Cash payments	(16)	(5)
Translation difference	(6)	1
Reserve at end of the period	$193	$29

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

For the three months ended March 31, 2024, provisions mainly relate to warranty related issues and cash payments mainly relate to recall related issues. For the three months ended March 31, 2023, provisions and cash payments primarily related to warranty related issues. As of March 31, 2024, the reserve for product related liabilities mainly relates to recall related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). The reserve for product related liabilities is included in Accrued expenses and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company’s product-related liabilities as of March 31, 2024 are partly covered by insurance. Insurance receivables are included within Other current assets and Other non-current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2024, the Company had total insurance receivables of $58 million.

	Three Months Ended March 31,
	2024	2023
Reserve at beginning of the period	$96	$145
Change in reserve	(8)	1
Cash payments	(10)	(5)
Translation difference	(1)	0
Reserve at end of the period	$78	$141

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

U.S. Plans	Three Months Ended March 31,
	2024	2023
Interest cost	$3	$3
Expected return on plan assets	(3)	(2)
Amortization of actuarial (gain) loss	0	0
Settlement loss	0	0
Net periodic benefit cost	$(0)	$1

Non-U.S. Plans	Three Months Ended March 31,
	2024	2023
Service cost	$2	$2
Interest cost	3	2
Expected return on plan assets	(1)	(1)
Amortization of actuarial loss	0	0
Settlement/curtailment gain	—	—
Net periodic benefit cost (gain)	$5	$3

The Service cost component in the table above is reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components - Interest cost, Expected return on plan assets, Amortization of actuarial loss, Settlement loss (gain) and Curtailment gain - are reported as Other non-operating items, net in the Consolidated Statements of Income.

The Company triggered settlement accounting for the closed U.S. pension plans in the first quarter of 2024 because the lump-sum payments made during the quarter exceeded the sum of Service cost and Interest cost. Due to the settlement accounting, the obligation and plan assets for the U.S. plans have been re-measured as of March 31, 2024, which resulted in an immaterial change in the net pension liability compared to December 31, 2023. The discount rate used to determine the U.S. net periodic benefit cost because of the re-measurement was changed from 5.13% to 5.35% in the first quarter of 2024. The expected long-term rate of return on plan assets remained unchanged at 6.21%.

9. CONTINGENT LIABILITIES

Legal Proceedings

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters. Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, and with the exception of potential future losses resulting from the antitrust proceedings described below, it is the opinion of management that the various legal proceedings and investigations to which the Company currently is a party will not have a material adverse impact on the consolidated financial position of Autoliv, but the Company cannot provide assurance that Autoliv will not experience material litigation, product liability, or other losses in the future.

ANTITRUST MATTERS

Authorities in several jurisdictions have conducted broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations included, but are not limited to, the products that the Company sells. In addition to concluded matters, authorities of other countries with significant light vehicle manufacturing or sales may initiate similar investigations. As a result of the outcome of the EC investigation that the Company resolved in 2019, the Company is subject to subsequent civil disputes with non-governmental third parties stemming from the same facts and circumstances underlying the EC investigation.

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

As noted in Note 7 above, as of March 31, 2024, the Company has accrued $78 million for total product related liabilities. The majority of the total product liability accrual as of March 31, 2024, relates to recalls, which are generally covered by insurance. Insurance receivables for such recall related liabilities total $58 million as of March 31, 2024.

Product Liability:

Autoliv and some of its subsidiaries have been named as one of several defendants in a consolidated class action lawsuit in a multi-district litigation (In Re: ARC Airbag Inflators Products Liability Litigation MDL, No. 3051) in the Northern District of Georgia. The plaintiffs in the MDL (the "ARC Inflator Class Action") bring claims for fraud, breach of warranty, and violation of consumer protection and trade practices stemming from ARC inflators included in airbag modules that Autoliv or its subsidiaries allegedly supplied after Autoliv acquired certain Delphi assets (the “Delphi Acquisition”) in December 2009. The Company denies these allegations. Autoliv is not aware of any performance issues regarding ARC inflators included with its airbags at the directions of its customers that it shipped following the Delphi Acquisition. The proceedings remain ongoing. The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the ARC Inflator Class Action. However, the Company continues to evaluate this matter, no accrual has been made, and no estimated range of potential loss can be determined at this time. The Company cannot predict the ultimate outcome of the ARC Inflator Class Action.

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

Specific Recalls:

In the fourth quarter of 2020, the Company was made aware of a potential recall by American Honda Motor Co. and the recall of approximately 449,000 vehicles relating to the malfunction of front seat belt buckles was announced on March 9, 2023 (the “Honda Buckle Recall”). The Company determined pursuant to ASC 450 that a loss with respect to the Honda Buckle Recall is probable and accrued an amount that is reflected in the total product liability accrual in the fourth quarter of 2020, increased the accrual in the fourth quarter of 2021 and reduced the accrual in the fourth quarter of 2023 based on vehicle repair cost data. Following the accrual reduction in the fourth quarter of 2023, the amount by which the product liability accrual exceeds the product liability insurance receivable with respect to the Honda Buckle Recall is $10 million and includes self-insurance retention costs and deductibles. The ultimate loss to the Company of the Honda Buckle Recall could be materially different from the amount the Company has accrued.

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

10. STOCK INCENTIVE PLAN

Eligible employees and non-employee directors of the Company participate in the Autoliv, Inc.1997 Stock Incentive Plan, as amended, (“the Plan”) and receive Autoliv stock-based awards which include restricted stock units (“RSUs”) and performance stock units (“PSUs”) and in the past included stock options.

For the three months ended March 31, 2024, the Company recorded approximately $3 million in stock-based compensation expense related to RSUs and PSUs. For the three months ended March 31, 2023, the Company recorded approximately $3 million in stock-based compensation expense related to RSUs and PSUs.

During the three months ended March 31, 2024, approximately 102 thousand shares of common stock from the treasury stock were utilized by the Plan. During the three months ended March 31, 2023, approximately 92 thousand shares of common stock from the treasury stock were utilized by the Plan.

11. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is set forth in the table below.

	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$126	$74
Denominator:
Basic: Weighted average common stock	82.3	86.1
Add: Weighted average stock options/share awards	0.7	0.2
Diluted weighted average common stock:	83.0	86.3

Net earnings per share - basic	$1.53	$0.86

Net earnings per share - diluted	$1.52	$0.86

12. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three months periods ended March 31, 2024 and 2023 were as follows (dollars in millions).

Net Sales by Products	Three Months Ended March 31,
	2024	2023
Airbags, Steering Wheels and Other1)	$1,781	$1,673
Seatbelt Products and Other1)	834	820
Total net sales	$2,615	$2,493

Net Sales by Region	Three Months Ended March 31,
	2024	2023
Americas	$893	$831
Europe	770	725
China	460	453
Asia excl. China	491	483
Total net sales	$2,615	$2,493

1) Including Corporate sales.

Contract Balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three months period ended March 31, 2024 were not material in any period.

13. SUBSEQUENT EVENTS

There were no reportable events subsequent to March 31, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the United States Securities and Exchange Commission (the “SEC”) on February 20, 2024. Unless otherwise noted, all dollar amounts are in millions.

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

EXECUTIVE OVERVIEW

We delivered record first quarter sales, outperforming global light vehicle production (LVP) growth by 6pp. We outperformed in all regions, including China despite a negative LVP mix development with domestic Chinese OEMs growing by 17% and global OEMs declining by 5%. It is encouraging that our sales in India grew organically by 27%. Sales in India are now larger than in South Korea, accounting for more than 4% of our global sales.

We delivered results in line with what we previously communicated, despite LVP being 1pp below what was expected three months ago, and we are on track to deliver on our full year outlook. We expect a record number of product launches in 2024, despite some OEMs changing certain vehicle model launch plans, mainly for EV platforms.

Profitability continued to improve significantly, driven mainly by volume growth and cost reductions. Restructuring activities are yielding results with indirect headcount declining by around 1,000, or by more than 5%, in the past 12 months.

Our continued focus on balance sheet efficiency is supporting our strong performance for cash flow, cash conversion, and return on capital employed.

We are particularly pleased with our leverage ratio of 1.3x, which declined significantly compared to a year ago, despite returning $0.7 billion to shareholders and investing in footprint optimization and growth.

To support future growth, we are currently investing in increased capacity in Vietnam, China and India.

We are facing inflationary pressure again this year and we continue to expect compensation for what is in excess of what we can offset through normal productivity measures. The discussions with our customers are progressing according to plan.

As we have previously communicated, we expect the seasonality of past years to likely continue in 2024, with a gradual improvement throughout the year, leading to a full year adjusted operating margin (Non-U.S. GAAP measure) of around 10.5%. Key drivers for the full year margin progression are organic growth, our structural and strategic cost reduction initiatives, and a lower call-off volatility.

The 2024 development we expect should set up a solid base towards a continued high level of shareholder returns and our target of around 12% adjusted operating margin (Non-U.S. GAAP measure).

Financial highlights in the three months period ended March 31, 2024

Change figures below compare to the same period of the previous year, except when stated otherwise.

$2,615 million net sales

5% net sales increase

5% organic sales growth (Non-U.S. GAAP measure, see reconciliation table below)

7.4% operating margin

7.6% adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below)

$1.52 earnings per share, 77% increase

$1.58 adjusted earnings per share (Non-U.S. GAAP measure, see reconciliation table below), 76% increase

Key business developments in the three months period ended March 31, 2024

Change figures below compare to the same period of the previous year, except when stated otherwise.

•
Record first quarter sales, increased organically by 5% (Non-U.S. GAAP measure, see reconciliation table below), which was 6pp better than global LVP decline of 1% (S&P Global April 2024). We outperformed in all regions, mainly due to new product launches and higher prices carried over from last year.
•
Profitability improved substantially, driven mainly by organic growth and cost reduction activities. Operating income was $194 million and operating margin was 7.4%. Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) improved from $131 million to $199 million and adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below) increased from 5.3% to 7.6%. Return on capital employed was 19.7%.
•
Strong cash flow improvement. Operating cash flow improved by $168 million and free cash flow (Non-U.S. GAAP measure, see reconciliation table below) improved by $171 million. The leverage ratio (Non-U.S. GAAP measure, see reconciliation table below) of 1.3x was close to unchanged compared to three months earlier and 0.3x lower than a year earlier despite returning $0.7 billion to shareholders as dividends and share repurchases in the last 12 months. In the quarter, a dividend of $0.68 per share was paid, and 1.37 million shares were repurchased and retired.

Business and market condition update for the first quarter 2024

Supply Chain

In the first quarter, global light vehicle production declined year-over-year by around 1% (according to S&P Global April 2024). Call-off volatility was lower compared to a year earlier, as supply chains are less strained compared to a year ago. However, volatility did not improve compared to the fourth quarter 2023, and is still higher than pre-pandemic levels, and low customer demand visibility and changes to customer call-offs with short notice still had a negative impact on our production efficiency and profitability in the quarter. We expect call-off volatility in 2024 on average to be lower than it was in 2023 but remain higher than the pre-pandemic level.

Inflation

In the first quarter 2024, cost pressure from labor and other items had a negative impact on our profitability. Most of the inflationary cost pressure was offset by price increases and other customer compensations in the quarter. Raw material price changes had a negligible impact on our profitability in the first quarter 2024. We expect the effects of raw material price changes in 2024 to be negligible for the full year. We expect continued cost pressure from inflation relating mainly to labor, especially in Europe and the Americas. We continue to execute on productivity and cost reduction activities to offset these cost pressures and will continue to seek inflation compensation from our customers.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended
	or As of March 31,
	2024	2023
Trade working capital1)	1,336	1,409
Trade working capital relative to sales, %2)	12.8%	14.1%
Receivables outstanding relative to sales, %3)	21.0%	21.1%
Inventory outstanding relative to sales, %4)	9.5%	9.9%
Payables outstanding relative to sales, %5)	17.7%	16.9%

Gross margin, %6)	16.9%	15.2%
Operating margin, %7)	7.4%	5.1%

Capital employed8)	4,003	4,118
Net debt9)	1,562	1,477
Return on total equity, %10)	20.2%	11.3%
Return on capital employed, %11)	19.7%	13.0%

Headcount at period-end12)	70,100	71,300

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

three months period ended March 31, 2024 COMPARED WITH three months period ended March 31, 2023

Consolidated Sales Development

(dollars in millions)

	Three Months Ended March 31,			Components of change in net sales
	2024	2023	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$1,781	$1,673	6.5%	(0.5)%	7.0%
Seatbelt products and Other2)	834	820	1.7%	(0.5)%	2.2%
Total	$2,615	$2,493	4.9%	(0.5)%	5.4%

Americas	$893	$831	7.5%	2.9%	4.6%
Europe	770	725	6.1%	2.4%	3.7%
China	460	453	1.7%	(4.8)%	6.5%
Asia excl. China	491	483	1.7%	(6.6)%	8.2%
Total	$2,615	$2,493	4.9%	(0.5)%	5.4%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales for all major product categories increased organically (Non-U.S. GAAP measure, see reconciliation table above) in the quarter. The largest contributor to the increase was steering wheels, followed by inflatable curtains, side airbags, and driver airbags.

Sales by product - Seatbelts and Other

Sales for Seatbelt Products and Other increased organically (Non-U.S. GAAP measure, see reconciliation table above) in the Americas, Asia excluding China and Europe, while it declined in China.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 5.4% compared to the global LVP decrease of 0.9% (according to S&P Global, April 2024). The 6.3pp outperformance was mainly driven by new product launches and higher prices carried over from last year.

Our organic sales growth outperformed LVP growth by 15pp in Asia excluding China, by 6.1pp in Europe, by 4.9pp in the Americas, and by 1.4pp in China. LVP growth in China was heavily tilted to domestic OEMs with typically lower safety content. Domestic OEM LVP in China grew by 17% while LVP declined by 5% for global OEMs.

First quarter of 2024 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	4.6%	3.7%	6.5%	8.2%	5.4%
Main growth drivers	Toyota, Mercedes, Ford	Mercedes, BMW, Toyota	Volvo, Chery, BMW	Hyundai, Tata, Honda	Mercedes, Toyota, Hyundai
Main decline drivers	Stellantis, GM	Ford, Renault, Volvo	Honda	Nissan, Renault, Mazda	Stellantis, Nissan

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change first quarter of 2024 versus first quarter of 2023

	Americas	Europe	China	Asia excl. China	Global
LVP1)	(0.3)%	(2.4)%	5.1%	(6.9)%	(0.9)%

1) Source: S&P Global, April 2024.

Earnings

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2024	2023	Change
Net Sales	$2,615	$2,493	4.9%
Gross profit	443	379	17%
% of sales	16.9%	15.2%	1.7	pp
S, G&A	(132)	(132)	(0.0)%
% of sales	(5.0)%	(5.3)%	0.2	pp
R, D&E, net	(113)	(116)	(3.1)%
% of sales	(4.3)%	(4.7)%	0.4	pp
Other income (expense), net	(4)	(4)	11%
Operating income	194	127	52%
% of sales	7.4%	5.1%	2.3	pp
Adjusted operating income1)	199	131	51%
% of sales	7.6%	5.3%	2.3	pp
Financial and non-operating items, net	(20)	(18)	10%
Income before taxes	174	109	60%
Income taxes	(47)	(34)	36%
Tax rate	27.0%	31.6%	(4.6	)pp
Net income	127	74	70%
Earnings per share, diluted2)	1.52	0.86	77%
Adjusted earnings per share, diluted1,2)	1.58	0.90	76%

1) Non-U.S. GAAP measure, excluding effects from capacity alignments and antitrust related matters.

2) Assuming dilution, when applicable, and net of treasury shares.

First quarter of 2024 financial development

Gross profit increased by $63 million, and the gross margin increased by 1.7pp compared to the same quarter 2023. The gross profit increase was primarily driven by volume growth, price increases and lower costs for production overhead and premium freight. This was partly offset by wage inflation and adverse foreign currency exchange effects.

S,G&A costs were unchanged compared to the prior year, positively impacted by lower costs for professional service which was offset by higher costs for personnel, as wage inflation outpaced the headcount reductions. S,G&A costs in relation to sales decreased from 5.3% to 5.0%.

R,D&E, net costs decreased by $4 million compared to the prior year, mainly due to higher engineering income. R,D&E, net in relation to sales decreased from 4.7% to 4.3%.

Other income (expense), net was unchanged at $4 million compared to the same period last year.

Operating income increased by $67 million compared to the same period in 2023, mainly due to the increase in gross profit.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by $68 million compared to the prior year, mainly due to higher gross profit.

Financial and non-operating items, net was negative $20 million compared to negative $18 million a year earlier. The difference was mainly due to increased interest expense as the result of higher debt and higher interest rates.

Income before taxes increased by $65 million compared to the prior year, mainly due to the increase in operating income.

Tax rate was 27.0% compared to 31.6% in the same period last year. Discrete tax items, net, decreased the tax rate this quarter by 2.5pp. Discrete tax items, net, increased the tax rate by 0.8pp in the same period last year.

Earnings per share, diluted increased by $0.66 compared to a year earlier. The main drivers were $0.52 from higher operating income and $0.10 from lower income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows. The Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.

First quarter of 2024 development

Changes in operating working capital was $114 million negative in the first quarter, compared to $202 million negative in the same period the prior year. The $88 million improvement was mainly driven by smaller negative effects on cash flow from receivables and other assets, partly offset by increased negative effects from payables and accrued expenses.

Other, net was $14 million positive in the first quarter, mainly related to deferred income taxes and other. The $10 million negative in Other, net in the same period the prior year mainly related to deferred income taxes.

Operating cash flow increased by $168 million to $122 million compared to the same period last year, mainly due to lower increase in working capital and higher net income.

Capital expenditure, net decreased by $3 million compared to the same period the previous year. Capital expenditure, net in relation to sales was 5.4% versus 5.7% a year earlier.

Free cash flow (Non-U.S. GAAP measure, see reconciliation table below) improved by $171 million compared to the same period the prior year, mainly due to the improved operating cash flow.

Trade working capital (Non-U.S. GAAP measure, see reconciliation table below) decreased by $73 million compared to the same period last year, where the main drivers were $172 million in higher accounts payable partly offset by $88 million in higher accounts receivables and $12 million in higher inventories. In relation to sales, trade working capital decreased from 14.1% to 12.8%.

Leverage ratio (Non-U.S. GAAP measure, see reconciliation table below) As of March 31, 2024, the Company had a leverage ratio of 1.3x compared to 1.6x as of March 31, 2023, as the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure, see reconciliation table below) increased more than the net debt (Non-U.S. GAAP measure, see reconciliation table below) increased.

Liquidity position As of March 31, 2024, our cash balance was around $0.6 billion, and including committed, unused loan facilities, our liquidity position was around $1.7 billion.

Total equity as of March 31, 2024, decreased by $199 million compared to March 31, 2023. This was mainly due to $225 million in dividend payments and stock repurchases including taxes of $476 million, as well as $63 million in negative currency translation effects, partly offset by $541 million from net income.

NON-U.S. GAAP MEASURES

The Company believes that comparability between periods is improved through the exclusion of certain items. To assist investors in understanding the operating performance of Autoliv's business, it is useful to consider certain U.S. GAAP measures exclusive of these items.

Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted Earnings per share, diluted”

(Dollars in millions, except per share data)

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$194	$5	$199	$127	$4	$131
Operating margin, %	7.4%	0.2%	7.6%	5.1%	0.2%	5.3%
Earnings per share, diluted	$1.52	$0.05	$1.58	$0.86	$0.03	$0.90

1) Effects from capacity alignments and antitrust related matters.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Millions	Per share	Millions	Per share
Capacity alignments	$2	$0.03	$3	$0.04
Antitrust related matters	3	0.03	1	0.01
Total adjustments to operating income	5	0.06	4	0.05
Tax on non-U.S. GAAP adjustments1)	(1)	(0.01)	(1)	(0.01)
Total adjustments to net income	$4	$0.05	$3	$0.03

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

Calculation of “Trade working capital”

(Dollars in millions)

	March 31, 2024	December 31, 2023	March 31, 2023
Receivables, net	$2,194	$2,198	$2,106
Inventories, net	997	1,012	986
Accounts payable	(1,855)	(1,978)	(1,683)
Trade working capital	$1,336	$1,232	$1,409

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	March 31, 2024	December 31, 2023	March 31, 2023
Short-term debt	$310	$538	$577
Long-term debt	1,830	1,324	1,601
Total debt	2,140	1,862	2,179
Cash and cash equivalents	(569)	(498)	(713)
Debt issuance cost/Debt-related derivatives, net	(9)	3	12
Net debt	$1,562	$1,367	$1,477

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

Calculation of “Leverage ratio”

(Dollars in millions)

	March 31, 2024	December 31, 2023	March 31, 2023
Net debt1)	$1,562	$1,367	$1,477
Pension liabilities	149	159	159
Debt per the Policy	1,711	1,527	1,636

Net income2)	541	489	416
Income taxes 2)	136	123	176
Interest expense, net2,3)	83	80	60
Other non-operating items, net2)	1	3	4
Income from equity method investments2)	(5)	(5)	(4)
Depreciation and amortization of intangibles2)	381	378	359
Capacity alignments, antitrust related matters and the Andrews litigation settlement2)	231	230	10
EBITDA per the Policy (Adjusted EBITDA)	$1,369	$1,297	$1,021
Leverage ratio	1.3	1.2	1.6

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

Calculation of “Free Cash Flow”

(Dollars in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$127	$74
Changes in operating working capital	(114)	(202)
Depreciation and amortization	96	92
Other, net	14	(10)
Operating cash flow	122	(46)
Capital expenditure, net	(140)	(143)
Free cash flow1)	$(18)	$(189)
Cash conversion2)	n/a	n/a
1) Operating cash flow less Capital expenditures, net.
2) Free cash flow relative to Net income.

Headcount

	March 31, 2024	December 31, 2023	March 31, 2023
Total headcount	70,100	70,300	71,300
Whereof:
Direct personnel in manufacturing	52,500	52,400	52,700
Indirect personnel	17,600	17,800	18,600
Temporary personnel	10%	11%	11%

As of March 31, 2024, total headcount (Full Time Equivalent) decreased by 1,200 compared to a year earlier. The indirect workforce decreased by 1,000, or by 5.4%, mainly reflecting our structural reduction initiatives. The direct workforce decreased by 0.4%, despite sales growing organically by 5% compared to a year earlier.

Compared to December 31, 2023, total headcount (FTE) decreased by 0.2%. Indirect headcount decreased by 200, or by 1.1% while direct headcount increased by 0.1%.

Full year 2024 guidance

Our 2024 guidance is mainly based on our customer call-offs, a full year 2024 global LVP decline of around 1%, the achievement of our targeted cost compensation effects, and a sustained reduction in customer call-off volatility.

Financial measure	Full year indication
Organic sales growth	Around 5%
Foreign currency impact on net sales	Around 0%
Adjusted operating margin 1)	Around 10.5%
Tax rate 2)	Around 28%
Operating cash flow 3)	Around $1.2 billion
Capital expenditures, net % of sales	Around 5.5%
1) Excluding effects from capacity alignments, antitrust related matters and other discrete items.
2) Excluding unusual tax items.
3) Excluding unusual items.

This report includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, April 2024. All rights reserved.

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

Other recent events

Key launches in the three months period ended March 31, 2024

•
BMW 5-Series/i5 Touring: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts.
•
Subaru Forester: Driver/Passenger Airbags, Side Airbags, Seatbelts, Pedestrian Airbag.
•
Dacia Duster: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts.
•
Hyundai Santa Fe: Side Airbags, Head/Inflatable Curtain Airbags.
•
VW ID.7 Tourer: Driver/Passenger Airbags, Side Airbags, Steering Wheel, Front Center Airbag, Seatbelts, Hood Lifter.
•
Tata Punch.ev: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Seatbelts.
•
Renault Scenic e-Tech: Driver/Passenger Airbags, Side Airbags, Steering Wheel, Front Center Airbag, Seatbelts.
•
Tank 700: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Knee Airbag, Steering Wheel, Front Center Airbag, Seatbelts, Hood Lifter.
•
Li Auto Mega: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags.

Other Items

•
On February 1, 2024, Autoliv announced it had priced a 5.5-year bond offering of €500 million in the Eurobond market. The notes were issued as green bonds on February 7, 2024 at a coupon of 3.625%.
•
On March 6, 2024, Autoliv announced the renewal for one year of its €3 billion guaranteed euro medium term note program, originally established on April 11, 2019.
•
In first quarter of 2024, Autoliv repurchased and retired 1.37 million shares of common stock at an average price of $116.78 per share under the Autoliv 2022-2024 stock purchase program.
•
Following Autoliv's first partnership in 2021 with SSAB on fossil-free steel, we now introduce two additional collaborations for carbon-reduced steel with Arvedi and ThyssenKrupp. The aim is to reduce greenhouse gas emissions in our products by utilizing low-emission steel and increase recycled content in the material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2024, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.

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

ITEM 1A. RISK FACTORS

As of March 31, 2024, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchases by the Company during the three months period ended March 31, 2024.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that Yet May Be Purchased Under the Plans or Programs (3)
January 1-31, 2024	—	$—	5,111,824	11,888,176
February 1-29, 2024	528,771	$113.51	5,640,595	11,359,405
March 1-31, 2024	841,286	$118.84	6,481,881	10,518,119

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

(3) On November 16, 2021, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million common shares, whichever comes first, between January 2022 and the end of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 25, 2024, Jan Carlson, Chairman of the Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) for the potential sale of the shares of the Company's common stock that he would acquire upon the vesting of a restricted stock units award on May 11, 2024. The plan provides for the potential sale of up to 2,715 shares of the Company's common stock. These sales would occur between May 31, 2024 and June 7, 2024 if the minimum price threshold specified in the plan is met.

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

4.7*	Base Listing Particulars Agreement, dated March 6, 2024, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

4.8*	Amended and Restated Programme Agreement, dated March 6, 2024, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

4.9*

General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of April 8, 2024, with Skandinaviska Enskilda Banken AB (publ) serving as custodian.

10.1*+	Form of Employee 2024 restricted stock units grant agreement promised under Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

10.2*+	Form of Employee 2024 performance share units grant agreement promised under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

* Filed herewith.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2024

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)