Form 10-Q
period 2024-06-30
AUTOLIV INC
filed 2024-07-19
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 16, 2024, there were 80,079,757 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions, including inflation; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions, including port, transportation and distribution delays or interruptions; supply chain disruptions and component shortages specific to the automotive industry or the Company; disruptions and impacts relating to the ongoing war between Russia and Ukraine and hostilities in the Middle East; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignments: restructuring, cost reduction and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing and other negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgments or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; our ability to meet our sustainability targets, goals and commitments; political conditions; dependence on and relationships with customers and suppliers; the conditions necessary to hit our financial targets; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$2,605	$2,635	$5,220	$5,127
Cost of sales	(2,130)	(2,188)	(4,303)	(4,301)
Gross profit	475	447	917	826
Selling, general and administrative expenses	(138)	(130)	(270)	(262)
Research, development and engineering expenses, net	(116)	(120)	(229)	(237)
Other income (expense), net	(14)	(103)	(18)	(107)
Operating income	206	94	400	221
Income from equity method investment	2	1	3	2
Interest income	3	6	7	8
Interest expense	(28)	(25)	(54)	(45)
Other non-operating items, net	1	7	(0)	5
Income before income taxes	183	83	356	191
Income tax expense	(44)	(30)	(91)	(64)
Net income1)	139	53	266	127
Less: Net income attributable to non-controlling interest	0	0	1	1
Net income attributable to controlling interest	$138	$53	$265	$127

Net earnings per share – basic	$1.71	$0.61	$3.24	$1.48
Net earnings per share – diluted	$1.71	$0.61	$3.23	$1.47

Weighted average number of shares outstanding, net of treasury shares (in millions)	80.9	85.6	81.6	85.9
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	81.1	85.8	82.1	86.0

Cash dividend per share – declared	$0.68	$0.66	$1.36	$1.32
Cash dividend per share – paid	$0.68	$0.66	$1.36	$1.32

1) For the three months periods ended June 30, 2024 and 2023, the aggregate transaction gain (loss) included in net income for the period were a gain of $4 million and a loss of $10 million, respectively. For the six months periods ended June 30, 2024 and 2023, the aggregate transaction gain (loss) included in net income for the period were a loss of $2 million and a loss of $15 million, respectively.

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$139	$53	$266	$127
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	(59)	(46)	(105)	(10)
Net change in unrealized components of defined benefit plans	3	5	9	5
Other comprehensive (loss), before tax	(56)	(40)	(96)	(5)
Tax effect allocated to other comprehensive income (loss)	(1)	(1)	(2)	(1)
Other comprehensive (loss), net of tax	(56)	(41)	(98)	(6)
Comprehensive income	83	12	168	122
Less: Comprehensive income (loss) attributable to non-controlling interest	0	(0)	0	0
Comprehensive income attributable to controlling interest	$82	$12	$167	$121

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$408	$498
Receivables, net	2,090	2,198
Inventories, net	936	1,012
Prepaid expenses and accrued income	193	173
Other current assets	76	93
Total current assets	3,703	3,974
Property, plant and equipment, net	2,197	2,192
Operating lease right-of-use assets	167	176
Goodwill and intangible assets, net	1,379	1,385
Other non-current assets	564	606
Total assets	8,010	8,332

Liabilities and equity
Short-term debt	455	538
Accounts payable1)	1,858	1,978
Accrued expenses	1,120	1,135
Operating lease liabilities - current	41	39
Other current liabilities	312	345
Total current liabilities	3,785	4,035
Long-term debt	1,540	1,324
Pension liability	140	159
Operating lease liabilities - non-current	127	135
Other non-current liabilities	106	109
Total non-current liabilities	1,913	1,728
Common stock	85	88
Additional paid-in capital	993	1,044
Retained earnings	2,174	2,289
Accumulated other comprehensive loss2)	(593)	(496)
Treasury stock	(360)	(368)
Total controlling interest's equity	2,298	2,557
Non-controlling interest	13	13
Total equity	2,311	2,570
Total liabilities and equity	$8,010	$8,332

1) Amount of obligations confirmed under the Company's Supplier Finance Program that remains unpaid is reported as Accounts Payable in the Condensed Consolidated Balance Sheets. Amount of obligations outstanding as of June 30, 2024 and December 31, 2023 are $335 million and $333 million, respectively.

2) Including cumulative translation adjustment as of June 30, 2024 and December 31, 2023 to the amount of $(554) million and $(449) million, respectively.

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$266	$127
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	192	186
Other, net	(9)	(8)
Net change in operating assets and liabilities	14	28
Net cash provided by operating activities	462	334

Investing activities
Expenditures for property, plant and equipment	(294)	(268)
Proceeds from sale of property, plant and equipment	8	1
Net cash used in investing activities	(286)	(267)

Financing activities
Net (decrease) increase in short-term debt	(67)	5
Proceeds from long-term debt	534	556
Repayment of long-term debt	(306)	(533)
Dividends paid	(111)	(113)
Stock repurchased	(320)	(82)
Common stock options exercised	0	0
Dividends paid to non-controlling interest	(1)	(1)
Net cash used in financing activities	(269)	(168)
Effect of exchange rate changes on cash and cash equivalents	3	(17)
Net decrease in cash and cash equivalents	(90)	(119)
Cash and cash equivalents at beginning of period	498	594
Cash and cash equivalents at end of period	$408	$475

See Notes to unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2023	$88	$1,044	$2,289	$(496)	$(368)	$2,557	$13	$2,570
Comprehensive Loss:
Net income			126			126	0	127
Foreign currency translation adjustment				(46)		(46)	(0)	(47)
Pension liability				5		5		5
Total Comprehensive Income	—	—	126	(41)	—	85	0	85
Retired and repurchased shared	(1)	(26)	(134)			(161)		(161)
Stock-based compensation					4	4		4
Cash dividends declared			(56)			(56)		(56)
Balances at March 31, 2024	$86	$1,018	$2,226	$(537)	$(364)	$2,429	$13	$2,442
Comprehensive Loss:
Net income			138			138	0	139
Foreign currency translation adjustment				(59)		(59)	(0)	(59)
Pension liability				2		2		2
Total Comprehensive Loss	—	—	138	(56)	—	82	0	83
Retired and repurchased shared	(1)	(25)	(136)			(162)		(162)
Stock-based compensation					4	4		4
Dividends paid to non-controlling interest on subsidiary shares						0	(1)	(1)
Cash dividends declared			(55)			(55)		(55)
Balances at June 30, 2024	$85	$993	$2,174	$(593)	$(360)	$2,298	$13	$2,311

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2022	$91	$1,113	$2,310	$(522)	$(379)	$2,613	$13	$2,626
Comprehensive Income:
Net income			74			74	0	74
Foreign currency translation adjustment				36		36	0	36
Pension liability				(0)		(0)		(0)
Total Comprehensive Income	—	—	74	35	—	110	0	110
Stock repurchased and retired	(0)	(9)	(33)			(42)		(42)
Stock-based compensation					3	3		3
Cash dividends declared			(57)			(57)		(57)
Balances at March 31, 2023	$91	$1,105	$2,295	$(487)	$(376)	$2,627	$14	$2,641
Comprehensive Income:
Net income			53			53	0	53
Foreign currency translation adjustment				(45)		(45)	(1)	(46)
Pension liability				4		4		4
Total Comprehensive Income	—	—	53	(41)	—	12	(0)	12
Stock repurchased and retired	(0)	(9)	(31)			(41)		(41)
Stock-based compensation					3	3		3
Dividends paid to non-controlling interest on subsidiary shares						0	(1)	(1)
Cash dividends declared			(56)			(56)		(56)
Balances at June 30, 2023	$90	$1,096	$2,260	$(527)	$(374)	$2,545	$13	$2,557

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2024

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

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all of its derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of June 30, 2024 or December 31, 2023 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of June 30, 2024 and December 31, 2023 were foreign exchange swaps.

For the three months periods ended June 30, 2024 and 2023, the gains (losses) recognized in other non-operating items, net were a loss of $1 million and a gain of $13 million, respectively, for derivative instruments not designated as hedging instruments. For the six months periods ended June 30, 2024 and 2023, the gains (losses) recognized in other non-operating items, net were a gain of $10 million and a gain of $8 million, respectively. The realized part of the losses referred to above is reported under financing activities in the statement of cash flows.

For the three and six months periods ended June 30, 2024, the gains (losses) recognized as interest expense were a gain of $1 million and a gain of $2 million, respectively. For the three and six months periods ended June 30, 2023, the gains (losses) recognized as interest expense were immaterial.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	June 30, 2024						December 31, 2023
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$2,166	1)	$11	2)	$15	3)	$1,895	4)	$22	5)	$12	6)
Total derivatives not designated as hedging instruments	$2,166		$11		$15		$1,895		$22		$12

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $2,166 million.

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

In February 2024, the Company issued 5.5-year notes for a total of €500 million in the Eurobond market. The notes carry a coupon of 3.625% and mature in August 2029. In April 2024, the Company repaid $297 million of US Private Placement debt.

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	June 30, 2024		December 31, 2023
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,540	$1,525	$1,023	$1,022
Loans	—	—	301	306
Total long-term debt	1,540	1,525	1,324	1,328

Short-term debt
Short-term portion of long-term debt	282	285	297	297
Overdrafts and other short-term debt	174	174	241	241
Total short-term debt	$455	$459	$538	$538

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

For the three and six months periods ended June 30, 2024 and June 30, 2023, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended June 30, 2024 was 24.1% compared to 35.8% for the three months period ended June 30, 2023. Discrete tax items, net for the three months period ended June 30, 2024 had a favorable impact of 4.9%. Discrete tax items, net for the three months period ended June 30, 2023 had a favorable impact of 4.5%.

The effective tax rate for the six months period ended June 30, 2024 was 25.5% compared to 33.4% for the six months period ended June 30, 2023. Discrete tax items, net for the six months period ended June 30, 2024 had a favorable impact of 3.7%. Discrete tax items, net for the six months period ended June 30, 2023 had a favorable impact of 1.5%.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, and non-U.S. jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. federal income tax authorities for years prior to 2015. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2012.

As of June 30, 2024, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the six months period ended June 30, 2024, the Company recorded a net increase of $4 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. In addition, during the six month period ended June 30, 2024, the Company recorded a net decrease of $14 million to income tax reserves for unrecognized tax benefits based on tax positions taken in prior years, mainly due to conclusion of tax audits and expiration of the statute of limitations in various jurisdictions.

Of the total unrecognized tax benefits of $53 million recorded as of June 30, 2024, $16 million is classified as current tax payable within Other current liabilities and $37 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	June 30, 2024	December 31, 2023
Raw materials	$422	$457
Work in progress	324	347
Finished products	277	296
Inventories	1,023	1,100
Inventory valuation reserve	(87)	(89)
Total inventories, net of reserve	$936	$1,012

6. RESTRUCTURING

As of June 30, 2024, the majority of the restructuring reserve balance of $189 million is attributed to global structural cost reduction program activities initiated in Europe in 2023. These activities are expected to be concluded during 2024 and 2025.

Provisions and cash payments for the three and six months periods ended June 30, 2024 relate to the restructuring activities in Europe. The provision charges for the three and six months periods ended June 30, 2023 mainly relate to restructuring activities in Germany and UK.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reserve at beginning of the period	$193	$29	$213	$32
Provision - charge	13	107	14	110
Provision - reversal	(0)	(0)	(0)	(0)
Cash payments	(15)	(9)	(30)	(15)
Translation difference	(1)	(0)	(7)	0
Reserve at end of the period	$189	$127	$189	$127

7. PRODUCT-RELATED LIABILITIES

The Company is exposed to product liability and warranty claims in the event that the Company’s products fail to perform as represented and such failure results, or is alleged to result, in bodily injury, and/or property damage or other loss. The Company has reserves for product risks. Such reserves are related to product performance issues, including recalls, product liability, and warranty issues. For further explanation, see Note 9. Contingent Liabilities below.

For the three months period ended June 30, 2024, cash payments mainly relate to warranty related issues. For the six months period ended June 30, 2024, provision reversals and cash payments primarily relate to recall related issues. For the three and six months periods ended June 30, 2023, provisions and cash payments primarily related to warranty related issues. As of June 30, 2024, the reserve for product related liabilities mainly relates to recall related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). The reserve for product related liabilities is included in accrued expenses and other non-current liabilities on the Condensed Consolidated Balance Sheets. A majority of the Company’s product-related liabilities as of June 30, 2024 are covered by insurance. Insurance receivables are included within other current assets and other non-current assets on the Condensed Consolidated Balance Sheets. As of June 30, 2024, the Company had total insurance receivables of $57 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reserve at beginning of the period	$78	$141	$96	$145
Change in reserve	(1)	42	(8)	43
Cash payments	(4)	(4)	(14)	(9)
Translation difference	(0)	(0)	(1)	(0)
Reserve at end of the period	$73	$178	$73	$178

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost	$3	$3	$6	$6
Expected return on plan assets	(3)	(3)	(6)	(5)
Settlement loss	0	0	0	0
Net periodic benefit (gain) cost	$(0)	$0	$(0)	$1

Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$2	$3	$5	$5
Interest cost	3	3	6	5
Expected return on plan assets	(1)	(0)	(2)	(1)
Amortization of actuarial loss	0	0	1	0
Net periodic benefit cost	$5	$6	$9	$9

The Service cost component in the table above is reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components - Interest cost, Expected return on plan assets, Amortization of actuarial loss, Settlement loss (gain) and Curtailment gain - are reported as Other non-operating items, net in the Consolidated Statements of Income.

The Company triggered settlement accounting for the primary U.S. pension plan in the second quarter of 2024 because the lump-sum payments made during the quarter exceeded the sum of Service cost and Interest cost for this U.S. plan. Due to the settlement accounting, the obligation and plan assets for the primary U.S. plan have been re-measured as of June 30, 2024, which resulted in an immaterial change in the net pension liability compared to December 31, 2023. The discount rate used to determine the U.S. net periodic benefit cost because of the re-measurement was changed from 5.35% to 5.57% in the second quarter of 2024. The expected long-term rate of return on plan asset is unchanged at 6.21%.

9. CONTINGENT LIABILITIES

Legal Proceedings

Various claims, lawsuits, and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability, and other matters. Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, and with the exception of potential future losses resulting from the antitrust proceedings described below, it is the opinion of management that the various legal proceedings and investigations to which the Company currently is a party will not have a material adverse impact on the consolidated financial position of Autoliv, but the Company cannot provide assurance that Autoliv will not experience material litigation, product liability, or other losses in the future.

ANTITRUST MATTERS

Authorities in several jurisdictions have conducted broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations included, but are not limited to, the products that the Company sells. In addition to concluded matters, authorities of other countries with significant light vehicle manufacturing or sales may initiate similar investigations. As a result of the outcome of the European Commission investigation of anti-competitive behavior among suppliers of occupant safety systems that the Company resolved in 2019 (the "EC investigation"), the Company is subject to multiple subsequent civil disputes with non-governmental third parties stemming from the same facts and circumstances underlying the EC investigation. These disputes could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial condition, and our insurance would likely not mitigate such impact. The Company cannot predict the duration, scope, or ultimate outcome of any such disputes and is unable to estimate the loss or a range of loss, or predict the reporting periods in which any such loss may be recorded.

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

As noted in Note 7 above, as of June 30, 2024, the Company has accrued $73 million for total product related liabilities. The majority of the total product liability accrual as of June 30, 2024, relates to recalls, which are generally covered by insurance. Insurance receivables for such recall related liabilities total $57 million as of June 30, 2024.

Product Liability:

Autoliv and some of its subsidiaries have been named as one of several defendants in a consolidated class action lawsuit in a multi-district litigation (In Re: ARC Airbag Inflators Products Liability Litigation MDL, No. 3051) in the Northern District of Georgia. The plaintiffs in the multi-district litigation (the "ARC Inflator Class Action") brought claims for fraud, breach of warranty, and violations of consumer protection and trade practices stemming from ARC inflators included in airbag modules that Autoliv or its subsidiaries allegedly supplied after Autoliv acquired certain Delphi assets (the “Delphi Acquisition”) in December 2009. The Company denies these allegations. Autoliv is not aware of any performance issues regarding ARC inflators included with its airbags at the directions of its customers that it shipped following the Delphi Acquisition. The proceedings remain ongoing. The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the ARC Inflator Class Action. However, the Company continues to evaluate this matter, no accrual has been made, and no estimated range of potential loss can be determined at this time. The Company cannot predict the ultimate outcome of the ARC Inflator Class Action.

On September 5, 2023, the National Highway Traffic Safety Administration (“NHTSA”) issued an initial decision to recall approximately 52 million frontal driver and passenger airbag inflators manufactured by ARC and Delphi Automotive Systems because NHTSA determined that the airbag inflators contain a safety defect resulting in field ruptures. Some of the ARC inflators included in the airbag modules that Autoliv or its subsidiaries supplied after the Delphi Acquisition were included in such initial decision. NHTSA has yet to release its final decision. If NHTSA's final decision results in a recall, it is anticipated that such decision will be challenged in US federal court. The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the NHTSA ARC recall. However, the Company continues to evaluate this matter, no accrual has been made, and no estimated range of potential loss can be determined at this time. The Company cannot predict the ultimate outcome of the NHTSA ARC recall.

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

10. STOCK INCENTIVE PLAN

Eligible employees and non-employee directors of the Company participate in the Autoliv, Inc.1997 Stock Incentive Plan, as amended, (“the Plan”), and receive Autoliv stock-based awards which include restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) and, in the past, included stock options.

For the three and six months periods ended June 30, 2024, the Company recorded approximately $4 million and $8 million, respectively, in stock-based compensation expense related to RSUs and PSUs. For the three and six months periods ended June 30, 2023, the Company recorded approximately $3 million and $8 million, respectively, in stock-based compensation expense related to RSUs and PSUs.

During the three and six months periods ended June 30, 2024, approximately 16 thousand and 117 thousand shares of common stock from the treasury stock were utilized by the Plan. During the three and six months periods ended June 30, 2023, approximately 20 thousand and 112 thousand shares, respectively, of common stock from the treasury stock were utilized by the Plan.

11. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is set forth in the table below. Anti-dilutive shares outstanding were immaterial for all periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$138	$53	$265	$127
Denominator:
Basic: Weighted average common stock	80.9	85.6	81.6	85.9
Add: Weighted average stock options/share awards	0.2	0.1	0.4	0.2
Diluted weighted average common stock:	81.1	85.8	82.1	86.0

Net earnings per share - basic	$1.71	$0.61	$3.24	$1.48

Net earnings per share - diluted	$1.71	$0.61	$3.23	$1.47

12. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three and six months periods ended June 30, 2024 and June 30, 2023 were as follows (dollars in millions).

Net Sales by Products	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Airbags, Steering Wheels and Other1)	$1,747	$1,757	$3,528	$3,430
Seatbelt Products and Other1)	858	878	1,692	1,698
Total net sales	$2,605	$2,635	$5,220	$5,127

Net Sales by Region	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas	$893	$916	$1,786	$1,747
Europe	761	751	1,531	1,476
China	468	497	928	950
Asia excl. China	483	471	975	954
Total net sales	$2,605	$2,635	$5,220	$5,127

1) Including Corporate sales.

Contract Balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three and six months periods ended June 30, 2024 and June 30, 2023, were not material in any period.

13. SUBSEQUENT EVENTS

There were no reportable events subsequent to June 30, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the United States Securities and Exchange Commission (the “SEC”) on February 20, 2024. Unless otherwise noted, all dollar amounts are in millions.

Autoliv, Inc. (“Autoliv” or the “Company”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden. The Company functions as a holding corporation and owns two principal operating subsidiaries, Autoliv AB and Autoliv ASP, Inc.

Through its operating subsidiaries, Autoliv is a supplier of automotive safety systems with a broad range of product offerings, including modules and components for passenger and driver airbags, side airbags, curtain airbags, seatbelts, steering wheels, and pedestrian protection systems.

Autoliv’s filings with the SEC, including this Quarterly Report on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, proxy statements, and all of our other reports and statements, and amendments thereto, are available free of charge on our corporate website at www.autoliv.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC (generally the same day as the filing).

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

EXECUTIVE OVERVIEW

In the second quarter, profitability continued to improve despite a slight decline in net sales. The improvement was driven by better pricing and successful execution of cost reductions, with indirect headcount reduced by 1,100 since the start of the program. We have settled cost compensation claims with a majority of customers and target to close most of the remaining claims in the third quarter. Return on capital employed was good and cash flow continued to be strong, supporting a high level of shareholder returns and an improvement of the leverage ratio to 1.2x.

We remain on track with our strategic and structural initiatives to sustainably strengthen our footprint and operations. However, light vehicle production with certain key customers following weaker sales and inventory adjustments were lower than expected in the quarter, especially in June. The lower than expected sales impacted our profitability with an operating leverage at the high end of our normal 20%-30% range.

It is encouraging that customer production plans for the third quarter are normalizing, indicating that the June weakness should be temporary.

We continued to outperform LVP significantly in Asia excluding China and in Europe, fueled by product launches and better pricing. In Americas, we underperformed slightly, as some key customers reduced production.

We continue to expand our business with domestic Chinese OEMs, positioning us well to benefit from the new structure of the Chinese market. Domestic Chinese OEMs accounted for 38% of our China sales in the second quarter. We grew sales to this group by 39% in the second quarter versus a year ago, and by 25% versus the previous quarter. However, the market developed unfavorably in the second quarter, with sales for certain brands and models with low Autoliv content growing strongly, while some of our key global customers production declined significantly, leading to 7pp underperformance in China.

We remain fully focused on delivering on the around 12% adjusted operating margin (Non-U.S. GAAP measure) target, although we are adjusting our full year 2024 guidance slightly, reflecting changes in LVP and adverse customer mix. We continue to expect a significant increase in profitability in the second half year with an adjusted operating margin (Non-U.S. GAAP measure) of around 11-12% compared to the first half year's 8.0%. The positive development of our cash flow and balance sheet supports our continued commitment to a high level of shareholder returns.

Financial highlights in the three months period ended June 30, 2024

Change figures below compare to the same period of the previous year, except when stated otherwise.

$2,605 million net sales

1.1% net sales decrease

0.7% organic sales growth (Non-U.S. GAAP measure, see reconciliation table below)

7.9% operating margin

8.5% adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below)

$1.71 EPS, 178% increase

$1.87 adjusted EPS (Non-U.S. GAAP measure, see reconciliation table below), 3% decrease

Key business developments in the three months period ended June 30, 2024

Change figures below compare to the same period of the previous year, except when stated otherwise.

•
Second quarter sales increased organically by 0.7% (Non-U.S. GAAP measure, see reconciliation table below), which was 1.4pp better than global LVP decline of 0.7% (S&P Global July 2024). We outperformed in Asia excl. China and in Europe, mainly due to product launches and pricing while we underperformed in Americas and in China, mainly due to lower light vehicle production with certain key customers, as a consequence of weaker sales and inventory reductions. In China, the LVP mix was negative as several models with limited Autoliv content grew strongly.
•
Profitability improved despite a slight net sales decline. The sales were lower than expected which impacted our profitability in the quarter with an operating leverage at the high end of our normal 20%-30% range. Profits improved mainly due to the successful execution of cost reductions and increased pricing. Indirect headcount continued to decrease. Operating income was $206 million and operating margin was 7.9%. Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) improved to $221 million and adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below) increased from 8.0% to 8.5%. Return on capital employed was 21.0%.
•
Operating cash flow was strong, at $340 million, albeit slightly below last year as the second quarter last year was supported by positive timing effects. Free cash flow (Non-U.S. GAAP measure, see reconciliation table below) of $194 million was thereby also down somewhat compared to last year. The leverage ratio (Non-U.S. GAAP measure, see reconciliation table below) improved to 1.2x. In the quarter, a dividend of $0.68 per share was paid, and 1.31 million shares were repurchased and retired.

Business and market condition update for the second quarter 2024

Supply Chain

In the second quarter, global light vehicle production declined by 0.7% year-over-year (according to S&P Global July 2024). Call-off volatility was lower compared to a year earlier, as supply chains are less strained than they were a year ago. However, volatility did not improve compared to the first quarter 2024, and is still higher than pre-pandemic levels. Low customer demand visibility and changes to customer call-offs with short notice had a negative impact on our production efficiency and profitability in the quarter. We continue to expect call-off volatility in 2024 on average to be lower than it was in 2023 but remain higher than the pre-pandemic level.

Inflation

In the second quarter, cost pressure from labor and other items had a negative impact on our profitability. Most of the inflationary cost pressure was offset by price increases and other customer compensations in the quarter. Raw material price changes had a negligible impact on our profitability during the second quarter. We now expect raw material prices in 2024 to increase slightly for the full year. We expect continued cost pressure from inflation relating mainly to labor, especially in Europe and the Americas. We continue to execute on productivity and cost reduction activities to offset these cost pressures, and will continue to seek inflation compensation from our customers.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	or As of June 30,		or As of June 30,
	2024	2023	2024	2023
Trade working capital1)	1,169	1,292	1,169	1,292
Trade working capital relative to sales, %2)	11.2%	12.3%	11.2%	12.3%
Receivables outstanding relative to sales, %3)	20.1%	20.8%	20.1%	20.8%
Inventory outstanding relative to sales, %4)	9.0%	9.0%	9.0%	9.0%
Payables outstanding relative to sales, %5)	17.8%	17.5%	17.8%	17.5%

Gross margin, %6)	18.2%	17.0%	17.6%	16.1%
Operating margin, %7)	7.9%	3.6%	7.7%	4.3%

Capital employed8)	3,890	3,856	3,890	3,856
Net debt9)	1,579	1,299	1,579	1,299
Return on total equity, %10)	23.4%	8.2%	21.8%	9.8%
Return on capital employed, %11)	21.0%	9.5%	20.4%	11.4%

Headcount at period-end12)	68,700	71,200	68,700	71,200

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

three months period ended June 30, 2024 COMPARED WITH three months period ended June 30, 2023

Consolidated Sales Development

(dollars in millions)

	Three Months Ended June 30,			Components of change in net sales
	2024	2023	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$1,747	$1,757	(0.6)%	(1.8)%	1.2%
Seatbelt products and Other2)	858	878	(2.2)%	(1.9)%	(0.3)%
Total	$2,605	$2,635	(1.1)%	(1.9)%	0.7%

Americas	$893	$916	(2.6)%	0.3%	(2.8)%
Europe	761	751	1.4%	(0.2)%	1.6%
China	468	497	(5.9)%	(3.1)%	(2.8)%
Asia excl. China	483	471	2.6%	(7.4)%	10%
Total	$2,605	$2,635	(1.1)%	(1.9)%	0.7%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 1.2% in the quarter. The largest contributor to the increase was steering wheels, followed by center airbags, inflatable curtains, side airbags, and driver airbags, partly offset by decreases for passenger airbags and knee airbags.

Sales by product - Seatbelts and Other

Sales for Seatbelt Products and Other decreased organically (Non-U.S. GAAP measure, see reconciliation table above) by 0.3% in the quarter. Sales declined organically in China and the Americas, while it increased in Asia excluding China with Europe being virtually unchanged.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 0.7% compared to the global LVP decrease of 0.7% (according to S&P Global, July 2024). The outperformance was mainly driven by new product launches and higher prices carried over from last year, partly offset by negative customer and model mix.

Our organic sales growth outperformed LVP growth by 13pp in Asia excluding China and by 7.7pp in Europe, while it underperformed by 2.3pp in the Americas, and by 7.3pp in China. LVP growth in China was heavily tilted to domestic OEMs with typically lower safety content. In addition, certain models with low Autoliv content grew very fast in the quarter. Domestic OEM LVP in China grew by 20% while LVP declined by 10% for global OEMs in the second quarter.

Second quarter of 2024 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	(2.8)%	1.6%	(2.8)%	10%	0.7%
Main growth drivers	VW, Hyundai, Subaru	Mercedes, Renault, Hyundai	Geely, BMW, BYD	Hyundai, Suzuki, EV OEM	Geely, Mercedes, Hyundai
Main decline drivers	Stellantis, EV OEM, GM	Stellantis, VW	EV OEM, Honda, GM	KG Mobility, Stellantis	Stellantis, EV OEM, GM

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change second quarter of 2024 versus second quarter of 2023

	Americas	Europe	China	Asia excl. China	Global
LVP1)	(0.5)%	(6.1)%	4.5%	(2.6)%	(0.7)%

1) Source: S&P Global, July 2024.

Earnings

	Three Months Ended June 30,
(Dollars in millions, except per share data)	2024	2023	Change
Net Sales	$2,605	$2,635	(1.1)%
Gross profit	475	447	6.2%
% of sales	18.2%	17.0%	1.3	pp
S, G&A	(138)	(130)	6.5%
% of sales	(5.3)%	(4.9)%	(0.4	)pp
R, D&E, net	(116)	(120)	(3.4)%
% of sales	(4.5)%	(4.6)%	0.1	pp
Other income (expense), net	(14)	(103)	(86)%
Operating income	206	94	120%
% of sales	7.9%	3.6%	4.4	pp
Adjusted operating income1)	221	212	4.4%
% of sales	8.5%	8.0%	0.5	pp
Financial and non-operating items, net	(23)	(11)	108%
Income before taxes	183	83	121%
Income taxes	(44)	(30)	49%
Tax rate	24.1%	35.8%	(11.7	)pp
Net income	139	53	162%
Earnings per share, diluted2)	1.71	0.61	178%
Adjusted earnings per share, diluted1,2)	1.87	1.93	(2.9)%

1) Non-U.S. GAAP measure, excluding effects from capacity alignments, antitrust related matters and for fiscal year 2023 the Andrews litigation settlement.

2) Assuming dilution, when applicable, and net of treasury shares.

Second quarter of 2024 financial development

Gross profit increased by $28 million, and the gross margin increased by 1.3pp compared to the same quarter 2023. The gross profit increase was primarily driven by lower costs for labor and production overhead, as well as customer compensations and positive foreign currency effects. This was partly offset by higher material costs.

S,G&A costs increased by $8 million compared to the prior year, impacted by higher personnel and IT costs as well as higher legal costs. S,G&A costs in relation to sales increased from 4.9% to 5.3%.

R,D&E, net costs decreased by $4 million compared to the prior year, mainly due to higher engineering income. R,D&E, net, in relation to sales decreased from 4.6% to 4.5%.

Other income (expense), net was negative $14 million mainly due to capacity alignment accruals, compared to negative $103 million in the same period last year. Q2 2023 was negatively impacted by around $109 million in accruals for capacity alignments.

Operating income increased by $112 million compared to the same period in 2023, mainly due to lower capacity alignment accruals and the increase in gross profit.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by $9 million compared to the prior year, mainly due to higher gross profit, partly offset by higher S,G&A costs.

Financial and non-operating items, net, was negative $23 million compared to negative $11 million a year earlier. The difference was mainly due to increased interest expense as the result of higher debt and higher interest rates.

Income before taxes increased by $100 million compared to the prior year, mainly due to the increase in operating income.

Tax rate was 24.1% compared to 35.8% in the same period last year. Discrete tax items, net, decreased the tax rate this quarter by 4.9pp. Discrete tax items, net, decreased the tax rate by 4.5pp in the same period last year.

Earnings per share, diluted increased by $1.09 compared to a year earlier. The main drivers were $1.21 from higher operating income and $0.09 from lower number of shares, partly offset by $0.13 from higher income taxes and $0.09 from higher financial and non-operating items, net.

six months period ended June 30, 2024 COMPARED WITH six months period ended June 30, 2023

Consolidated Sales Development

(dollars in millions)

	Six Months Ended June 30,			Components of change in net sales
	2024	2023	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$3,528	$3,430	2.9%	(1.2)%	4.0%
Seatbelt products and Other2)	1,692	1,698	(0.3)%	(1.2)%	0.9%
Total	$5,220	$5,127	1.8%	(1.2)%	3.0%

Americas	$1,786	$1,747	2.2%	1.5%	0.7%
Europe	1,531	1,476	3.7%	1.1%	2.6%
China	928	950	(2.3)%	(3.9)%	1.6%
Asia	975	954	2.1%	(7.0)%	9.1%
Total	$5,220	$5,127	1.8%	(1.2)%	3.0%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 4.0% in the period. The largest contributor to the increase was steering wheels, followed by center airbags, inflatable curtains, side airbags, and driver airbags, partly offset by decreases for knee airbags and passenger airbags.

Sales by product - Seatbelts and Other

Sales for Seatbelt Products and Other increased organically (Non-U.S. GAAP measure, see reconciliation table above) by 0.9% in the period. Sales increased organically in Asia excluding China, the Americas and Europe while it declined in China.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 3.0% compared to the global LVP decrease of 0.3% (according to S&P Global, July 2024). The outperformance was mainly driven by new product launches and higher prices carried over from last year, partly offset by negative customer and model mix.

Our organic sales growth outperformed LVP growth by 14pp in Asia excluding China, by 6.0pp in Europe and by 1.0pp in the Americas, while it underperformed by 4.0pp in China. LVP growth in China was heavily tilted to domestic OEMs with typically lower safety content. In addition, certain models with low Autoliv content grew strongly. Domestic OEM LVP in China grew by 19% while LVP declined by 7% for global OEMs in the first half year.

First six months 2024 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	0.7%	2.6%	1.6%	9.1%	3.0%
Main growth drivers	VW, Mercedes, Toyota	Mercedes, Renault, BMW	Geely, BMW, Chery	Hyundai, Tata, Suzuki	Mercedes, Hyundai, Geely
Main decline drivers	Stellantis, EV OEM, GM	Stellantis, VW, Ford	EV OEM, Honda, GM	Nissan, Renault	Stellantis, EV OEM, GM

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change first six months of 2023 versus first six months of 2022

	Americas	Europe	China	Asia excl. China	Global
LVP1)	(0.3)%	(3.4)%	5.6%	(4.6)%	(0.3)%

1) Source: S&P Global, July 2024.

Earnings

	Six Months Ended June 30,
(Dollars in millions, except per share data)	2024	2023	Change
Net Sales	$5,220	$5,127	1.8%
Gross profit	917	826	11%
% of sales	17.6%	16.1%	1.5	pp
S, G&A	(270)	(262)	3.2%
% of sales	(5.2)%	(5.1)%	(0.1	)pp
R, D&E, net	(229)	(237)	(3.3)%
% of sales	(4.4)%	(4.6)%	0.2	pp
Other income (expense), net	(18)	(107)	n/a
Operating income	400	221	81%
% of sales	7.7%	4.3%	3.4	pp
Adjusted operating income1)	420	343	22%
% of sales	8.0%	6.7%	1.4	pp
Financial and non-operating items, net	(43)	(29)	47%
Income before taxes	356	191	86%
Income taxes	(91)	(64)	42%
Tax rate	25.5%	33.4%	(7.9	)pp
Net income	266	127	108%
Earnings per share, diluted2)	3.23	1.47	119%
Adjusted earnings per share, diluted1,2)	3.45	2.82	22%

1) Non-U.S. GAAP measure, excluding effects from capacity alignments, antitrust related matters and for fiscal year 2023 the Andrews litigation settlement.

2) Assuming dilution, when applicable, and net of treasury shares.

First six months 2024 financial development

Gross profit increased by $91 million, and the gross margin increased by 1.5pp compared to the same period 2023. The gross profit increase was primarily driven by volume growth, customer compensations and lower costs for labor, material, production overhead and premium freight.

S,G&A costs increased by $8 million compared to the prior year, mainly due to higher personnel costs and legal fees, partly offset by lower costs for professional service. S,G&A costs in relation to sales increased from 5.1% to 5.2%.

R,D&E, net costs decreased by $8 million compared to the prior year, mainly due to higher engineering income. R,D&E, net, in relation to sales decreased from 4.6% to 4.4%.

Other income (expense), net was negative $18 million mainly due to capacity alignment accruals, compared to negative $107 million in the same period last year, mainly due to $112 million in capacity alignment accruals.

Operating income increased by $179 million compared to the same period in 2023, mainly due to the increase in gross profit and lower capacity alignment accruals.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by $77 million compared to the prior year, mainly due to higher gross profit and lower R,D&E, net partly offset by higher costs for S,G&A.

Financial and non-operating items, net, was negative $43 million compared to negative $29 million a year earlier. The difference was mainly due to increased interest expense as the result of higher debt and higher interest rates.

Income before taxes increased by $165 million compared to the prior year, mainly due to the increase in operating income.

Tax rate was 25.5% compared to 33.4% in the same period last year. Discrete tax items, net, decreased the tax rate this quarter by 3.7pp. Discrete tax items, net, decreased the tax rate by 1.5pp in the same period last year.

Earnings per share, diluted increased by $1.75 compared to a year earlier. The main drivers were $1.71 from higher operating income and $0.15 from lower number of shares, partly offset by $0.11 from higher financial and non-operating items, net.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows. The Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.

Second quarter of 2024 development

Changes in operating working capital was $128 million positive, compared to $230 million positive in the same period the prior year. The $102 million decrease was mainly due to the positive effects from accounts payable and accrued expenses were smaller, partly offset by more positive effects from receivables and other assets.

Other, net was $23 million negative compared to $2 million positive in the same period the prior year. The difference relates mainly to deferred income taxes and other, net.

Operating cash flow decreased by $39 million to $340 million compared to the same period last year, mainly due to less positive effects from operating working capital changes.

Capital expenditure, net increased by $22 million compared to the same period the previous year. Capital expenditure, net in relation to sales was 5.6% versus 4.7% a year earlier.

Free cash flow (Non-U.S. GAAP measure, see calculation table below) was positive $194 million compared to positive $255 million in the same period the prior year. The decrease was due to the lower operating cash flow and higher capital expenditure, net.

Cash conversion (Non-U.S. GAAP measure, see calculation table below) defined as free cash flow (Non-U.S. GAAP measure) in relation to net income, was 140% in the quarter.

Trade working capital (Non-U.S. GAAP measure, see calculation table below) decreased by $123 million compared to the same period last year, where the main drivers were $99 million in lower accounts receivables, $14 million in higher accounts payable and $11 million in lower inventories. In relation to sales, trade working capital decreased from 12.3% to 11.2%.

Liquidity position. As of June 30, 2024, our cash balance was around $0.4 billion, and including committed, unused loan facilities, our liquidity position was around $1.5 billion.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) was $1,579 million as of June 30, 2024, which was $280 million higher than a year earlier

Total equity. As of June 30, 2024, decreased by $246 million compared to June 30, 2023. This was mainly due to $223 million in dividend payments and stock repurchases including taxes of $597 million, as well as $76 million in negative currency translation effects, partly offset by $627 million from net income.

Leverage ratio (Non-U.S. GAAP measure, see calculation table below). As of June 30, 2024, the Company had a leverage ratio of 1.2x compared to 1.3x as of June 30, 2023, both the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure, see calculation table below) and the net debt (Non-U.S. GAAP measure) increased by around $270 million.

First six months of 2024 development

Operating cash flow increased by $129 million compared to the same period last year, to $462 million, mainly due to higher net income.

Capital expenditure, net increased by $19 million. Capital expenditure, net in relation to sales was 5.5% versus 5.2% the prior year period.

Free cash flow (Non-U.S. GAAP measure, see calculation table below) was positive $176 million, compared to positive $66 million in the same period last year. The improvement was due to the higher operating cash flow partly offset by higher capital expenditure, net.

Cash conversion (Non-U.S. GAAP measure, see calculation table below) defined as free cash flow (Non-U.S. GAAP measure) in relation to net income, was 66% in the period.

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

Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted Earnings per share, diluted”

(Dollars in millions, except per share data)

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$206	$15	$221	$94	$118	$212
Operating margin, %	7.9%	0.6%	8.5%	3.6%	4.5%	8.0%
Earnings per share, diluted	$1.71	$0.17	$1.87	$0.61	$1.31	$1.93

1) Effects from capacity alignments, antitrust related matters and for fiscal year 2023 the Andrews litigation settlement.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$400	$20	$420	$221	$122	$343
Operating margin, %	7.7%	0.4%	8.0%	4.3%	2.4%	6.7%
Earnings per share, diluted	$3.23	$0.22	$3.45	$1.47	$1.35	$2.82

1) Effects from capacity alignments, antitrust related matters and for fiscal year 2023 the Andrews litigation settlement.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Millions	Per share	Millions	Per share
Capacity alignments	$14	$0.17	$109	$1.26
Andrews litigation settlement	—	—	8	0.09
Antitrust related matters	1	0.01	1	0.01
Total adjustments to operating income	15	0.18	118	1.36
Tax on non-U.S. GAAP adjustments1)	(1)	(0.02)	(5)	(0.06)
Total adjustments to net income	$14	$0.16	$113	$1.30

1) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Millions	Per share	Millions	Per share
Capacity alignments	$16	$0.19	$112	$1.29
The Andrews litigation settlement	—	—	8	0.09
Antitrust related matters	4	0.05	2	0.02
Total adjustments to operating income	20	0.24	122	1.41
Tax on non-U.S. GAAP adjustments1)	(2)	(0.02)	(6)	(0.07)
Total adjustments to net income	$18	$0.22	$116	$1.34

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

Calculation of “Trade working capital”

(Dollars in millions)

	June 30, 2024	March 31, 2024	June 30, 2023
Receivables, net	$2,090	$2,194	$2,189
Inventories, net	936	997	947
Accounts payable	(1,858)	(1,855)	(1,844)
Trade working capital	$1,169	$1,336	$1,292

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	June 30, 2024	March 31, 2024	June 30, 2023
Short-term debt	$455	$310	$481
Long-term debt	1,540	1,830	1,290
Total debt	1,996	2,140	1,771
Cash and cash equivalents	(408)	(569)	(475)
Debt issuance cost/Debt-related derivatives, net	(8)	(9)	4
Net debt	$1,579	$1,562	$1,299

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

Calculation of “Leverage ratio”

(Dollars in millions)

	June 30, 2024	March 31, 2024	June 30, 2023
Net debt1)	$1,579	$1,562	$1,299
Pension liabilities	140	149	152
Debt per the Policy	1,720	1,711	1,451

Net income2)	627	541	390
Income taxes 2)	150	136	168
Interest expense, net2,3)	89	83	67
Other non-operating items, net2)	8	1	1
Income from equity method investments2)	(6)	(5)	(4)
Depreciation and amortization of intangibles2)	384	381	363
Capacity alignments, antitrust related matters and the Andrews litigation settlement2)	128	231	127
EBITDA per the Policy (Adjusted EBITDA)	$1,380	$1,369	$1,112
Leverage ratio	1.2	1.3	1.3

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

Calculation of “Free Cash Flow”

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$139	$53	$266	$127
Changes in operating working capital	128	230	14	28
Depreciation and amortization	96	94	192	186
Other, net	(23)	2	(9)	(8)
Operating cash flow	340	379	462	334
Capital expenditure, net	(146)	(124)	(286)	(267)
Free cash flow1)	$194	$255	$176	$66
Cash conversion2)	140%	481%	66%	52%
1) Operating cash flow less Capital expenditures, net.
2) Free cash flow relative to Net income.

Headcount

	June 30, 2024	March 31, 2024	June 30, 2023
Total headcount	68,700	70,100	71,200
Whereof:
Direct personnel in manufacturing	51,100	52,500	52,600
Indirect personnel	17,500	17,600	18,600
Temporary personnel	9%	10%	11%

As of June 30, 2024, total headcount (Full Time Equivalent) decreased by 2,500, or by 3.5%, compared to a year earlier. The indirect workforce decreased by 1,100, or by 5.9%, mainly reflecting our structural reduction initiatives. The direct workforce decreased by 1,400, or by 2.7%.

Compared to March 31, 2024, total headcount (FTE) decreased by 1,500, or by 2.1%. Indirect headcount decreased by 100, or by 0.6%, while direct headcount decreased by 1,400, or by 2.7%.

Full year 2024 guidance

Our 2024 guidance is mainly based on our customer call-offs, a full year 2024 global LVP decline of around 3%, the achievement of our targeted cost compensation effects, and a sustained reduction in customer call-off volatility.

Financial measure	Full year indication
Organic sales growth	Around 2%
Foreign currency impact on net sales	Around 1% negative
Adjusted operating margin 1)	Around 9.5-10.0%
Tax rate 2)	Around 28%
Operating cash flow 3)	Around $1.1 billion
Capital expenditures, net % of sales	Around 5.5%
1) Excluding effects from capacity alignments, antitrust related matters and other discrete items.
2) Excluding unusual tax items.
3) Excluding unusual items.

This report includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, July 2024. All rights reserved.

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

Other recent events

Key launches in the six months period ended June 30, 2024

•
Nissan Kicks: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag, Seatbelts
•
Stelato S9: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel
•
Lynk&Co Z10: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Seatbelts
•
Ford Explorer EV: Driver/Passenger Airbags, Steering Wheel, Front Center Airbag
•
Chery Fengyun T9: Side Airbags, Head/Inflatable Curtain Airbags, Knee Airbag, Front Center Airbag, Seatbelts
•
Lancia Ypsilon: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Seatbelts
•
Honda e:NS2/e:NP2: Driver/Passenger Airbags, Side Airbags, Steering Wheel, Front Center Airbag, Seatbelts
•
Mini Aceman/Cooper E: Driver/Passenger Airbags, Steering Wheel, Seatbelts, Hood Lifter
•
LEVC L380: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Front Center Airbag, Seatbelts

Other Items

•
On June 4, 2024, Autoliv announced that Autoliv China and XPENG AEROHT, Asia's leading flying car innovator, signed a strategic cooperation agreement to pioneer safety solutions for future mobility. Based on a shared commitment to future mobility safety, Autoliv and XPENG AEROHT will collaborate on a range of initiatives to develop safety solutions for flying cars.
•
On June 18, 2024, Autoliv announced that it continues its journey to a sustainable future by introducing airbag cushions made of 100% recycled polyester that significantly reduce the greenhouse gas (GHG) footprint of airbags.
•
On June 24, 2024, Autoliv and the UN Road Safety Fund (UNRSF) announced the renewal of their collaboration to enhance motorcycle safety globally. The collaboration supports UN Sustainable Development Goal 3.6 which aims to reduce road traffic fatalities and injuries by 2030, and Autoliv's goal of saving 100,000 lives annually.
•
Staffan Olsson was promoted to the role of EVP, Operations, a role he had filled in an acting capacity, and as a member of the Executive Management Team effective June 1, 2024.
•
In Q2 2024, Autoliv repurchased and retired 1.31 million shares of common stock at an average price of $122.19 per share under the Autoliv 2022-2024 stock purchase program.
•
Autoliv has entered into an additional Revolving Credit Facility Agreement with Standard Chartered Bank that can be used for general corporate purposes. The Agreement provides for a $125 million revolving credit facility that matures in 2029 and the does not contain any financial covenants.
•
In addition to the credit rating from S&P, Autoliv has now added a second credit rating as Moody’s on July 17 assigned a long-term credit rating of Baa1 with stable outlook.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2024, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.

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

ITEM 1A. RISK FACTORS

As of June 30, 2024, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchases by the Company during the three months period ended June 30, 2024.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that Yet May Be Purchased Under the Plans or Programs (3)
April 1-30, 2024	—	$—	6,481,881	10,518,119
May 1-31, 2024	779,394	$124.67	7,261,275	9,738,725
June 1-30, 2024	530,212	$118.56	7,791,487	9,208,513

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months period ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.7

Base Listing Particulars Agreement, dated March 6, 2024, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2024).

4.8

Amended and Restated Programme Agreement, dated March 6, 2024, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2024).

4.9

General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of April 8, 2024, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2024).

10.1*+	Autoliv, Inc. Non-Employee Director Compensation Policy effective May 1, 2024.

10.2*+	Employment Agreement, effective June 1, 2024, by and between Autoliv Inc. and Staffan Olsson.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 19, 2024

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)