Form 10-Q
period 2024-09-30
AUTOLIV INC
filed 2024-10-18
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 14, 2024, there were 78,751,746 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$2,555	$2,596	$7,774	$7,724
Cost of sales	(2,095)	(2,131)	(6,398)	(6,432)
Gross profit	459	465	1,377	1,291
Selling, general and administrative expenses	(129)	(119)	(399)	(380)
Research, development and engineering expenses, net	(96)	(107)	(325)	(343)
Other income (expense), net	(9)	(8)	(27)	(115)
Operating income	226	232	626	453
Income from equity method investment	2	1	5	4
Interest income	3	3	10	10
Interest expense	(27)	(24)	(81)	(68)
Other non-operating items, net	(7)	(11)	(7)	(6)
Income before income taxes	197	201	554	393
Income tax expense	(58)	(67)	(149)	(131)
Net income1)	139	134	404	262
Less: Net income attributable to non-controlling interest	0	1	1	1
Net income attributable to controlling interest	$138	$134	$403	$261

Net earnings per share – basic	$1.75	$1.58	$4.99	$3.05
Net earnings per share – diluted	$1.74	$1.57	$4.98	$3.04

Weighted average number of shares outstanding, net of treasury shares (in millions)	79.2	84.9	80.7	85.5
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	79.3	85.0	80.9	85.7

Cash dividend per share – declared	$0.68	$0.66	$2.04	$1.98
Cash dividend per share – paid	$0.68	$0.66	$2.04	$1.98

1) For the three months periods ended September 30, 2024 and 2023, the aggregate transaction gain (loss) included in net income for the period were a loss of $5 million and a loss of $16 million, respectively. For the nine months periods ended September 30, 2024 and 2023, the aggregate transaction gain (loss) included in net income for the period were a loss of $7 million and a loss of $31 million, respectively.

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$139	$134	$404	$262
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments	36	(33)	(70)	(43)
Net change in unrealized components of defined benefit plans	(1)	1	8	6
Other comprehensive (loss), before tax	34	(32)	(62)	(37)
Tax effect allocated to other comprehensive income (loss)	0	(0)	(2)	(1)
Other comprehensive (loss), net of tax	35	(32)	(63)	(38)
Comprehensive income	173	102	341	223
Less: Comprehensive income (loss) attributable to non-controlling interest	1	0	1	0
Comprehensive income attributable to controlling interest	$173	$101	$340	$223

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$415	$498
Receivables, net	2,192	2,198
Inventories, net	997	1,012
Prepaid expenses and accrued income	172	173
Other current assets	90	93
Total current assets	3,865	3,974
Property, plant and equipment, net	2,317	2,192
Operating lease right-of-use assets	173	176
Goodwill and intangible assets, net	1,386	1,385
Other non-current assets	565	606
Total assets	8,306	8,332

Liabilities and equity
Short-term debt	624	538
Accounts payable1)	1,881	1,978
Accrued expenses	1,189	1,135
Operating lease liabilities - current	44	39
Other current liabilities	297	345
Total current liabilities	4,034	4,035
Long-term debt	1,586	1,324
Pension liability	147	159
Operating lease liabilities - non-current	130	135
Other non-current liabilities	110	109
Total non-current liabilities	1,974	1,728
Common stock	84	88
Additional paid-in capital	968	1,044
Retained earnings	2,154	2,293
Accumulated other comprehensive loss2)	(559)	(496)
Treasury stock	(358)	(371)
Total controlling interest's equity	2,288	2,557
Non-controlling interest	10	13
Total equity	2,298	2,570
Total liabilities and equity	$8,306	$8,332

1) Amount of obligations confirmed under the Company's Supplier Finance Program that remains unpaid is reported as Accounts Payable in the Condensed Consolidated Balance Sheets. Amount of obligations outstanding as of September 30, 2024 and December 31, 2023 are $334 million and $333 million, respectively.

2) Including cumulative translation adjustment as of September 30, 2024 and December 31, 2023 to the amount of $(514) million and $(449) million, respectively.

See Notes to the unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$404	$262
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	289	281
Other, net	1	1
Net change in operating assets and liabilities	(54)	(8)
Net cash provided by operating activities	639	535

Investing activities
Expenditures for property, plant and equipment	(440)	(420)
Proceeds from sale of property, plant and equipment	9	1
Net cash used in investing activities	(431)	(419)

Financing activities
Net (decrease) increase in short-term debt	85	115
Proceeds from issuance of long-term debt	581	557
Repayment of long-term debt	(306)	(533)
Dividends paid	(164)	(169)
Stock repurchased	(450)	(202)
Common stock options exercised	0	1
Dividends paid to non-controlling interest	(5)	(1)
Net cash used in financing activities	(259)	(232)
Effect of exchange rate changes on cash and cash equivalents	(33)	(3)
Net decrease in cash and cash equivalents	(84)	(119)
Cash and cash equivalents at beginning of period	498	594
Cash and cash equivalents at end of period	$415	$475

See Notes to unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2023	$88	$1,044	$2,289	$(496)	$(368)	$2,557	$13	$2,570
Comprehensive Loss:
Net income			126			126	0	127
Foreign currency translation adjustment				(46)		(46)	(0)	(47)
Pension liability				5		5		5
Total Comprehensive Income	—	—	126	(41)	—	85	0	85
Retired and repurchased shared	(1)	(26)	(134)			(161)		(161)
Stock-based compensation					4	4		4
Cash dividends declared			(56)			(56)		(56)
Balances at March 31, 2024	$86	$1,018	$2,226	$(537)	$(364)	$2,429	$13	$2,442
Comprehensive Loss:
Net income			138			138	0	139
Foreign currency translation adjustment				(59)		(59)	(0)	(59)
Pension liability				2		2		2
Total Comprehensive Loss	—	—	138	(56)	—	82	0	83
Retired and repurchased shared	(1)	(25)	(136)			(162)		(162)
Stock-based compensation					4	4		4
Dividends paid to non-controlling interest on subsidiary shares						0	(1)	(1)
Cash dividends declared			(55)			(55)		(55)
Balances at June 30, 2024	$85	$993	$2,174	$(593)	$(360)	$2,298	$13	$2,311
Comprehensive Income:
Net income			138			138	0	139
Foreign currency translation adjustment				35		35	0	36
Pension liability				(1)		(1)		(1)
Total Comprehensive Income (loss)	—	—	138	34	—	173	1	173
Retired and repurchased shared	(1)	(25)	(105)			(131)		(131)
Stock-based compensation					2	2		2
Dividends paid to non-controlling interest on subsidiary shares							(4)	(4)
Cash dividends declared			(54)			(54)		(54)
Balances at September 30, 2024	$84	$968	$2,154	$(559)	$(358)	$2,288	$10	$2,298

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2022	$91	$1,113	$2,310	$(522)	$(379)	$2,613	$13	$2,626
Comprehensive Income:
Net income			74			74	0	74
Foreign currency translation adjustment				36		36	0	36
Pension liability				(0)		(0)		(0)
Total Comprehensive Income	—	—	74	35	—	110	0	110
Stock repurchased and retired	(0)	(9)	(33)			(42)		(42)
Stock-based compensation					3	3		3
Cash dividends declared			(57)			(57)		(57)
Balances at March 31, 2023	$91	$1,105	$2,295	$(487)	$(376)	$2,627	$14	$2,641
Comprehensive Income:
Net income			53			53	0	53
Foreign currency translation adjustment				(45)		(45)	(1)	(46)
Pension liability				4		4		4
Total Comprehensive Income	—	—	53	(41)	—	12	(0)	12
Stock repurchased and retired	(0)	(9)	(31)			(41)		(41)
Stock-based compensation					3	3		3
Dividends paid to non-controlling interest on subsidiary shares						0	(1)	(1)
Cash dividends declared			(56)			(56)		(56)
Balances at June 30, 2023	$90	$1,096	$2,260	$(527)	$(374)	$2,545	$13	$2,557
Comprehensive Income:
Net income			134			134	1	134
Foreign currency translation adjustment				(33)		(33)	(0)	(33)
Pension liability				1		1		1
Total Comprehensive Income	—	—	134	(32)	—	101	0	102
Stock repurchased and retired	(1)	(23)	(95)			(120)		(120)
Stock-based compensation					3	3		3
Dividends paid to non-controlling interest on subsidiary shares							—	—
Cash dividends declared			(56)			(56)		(56)
Balances at September 30, 2023	$89	$1,072	$2,242	$(560)	$(371)	$2,473	$13	$2,486

See Notes to the unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2024

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

Adoption of new accounting standards

None.

Accounting standards issued but not yet adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require that a public entity make additional disclosures related to segments if it has them. A public entity that has a single reportable segment would be required to provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update are affective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. The Company has concluded that the pending adoption of ASU 2023-07 will not have a material impact on the Company’s consolidated financial statements.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all of its derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of September 30, 2024 or December 31, 2023 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of September 30, 2024 and December 31, 2023 were foreign exchange swaps.

For the three months periods ended September 30, 2024 and 2023, the gains (losses) recognized in other non-operating items, net were a gain of $1 million and a gain of $12 million, respectively, for derivative instruments not designated as hedging instruments. For the nine months periods ended September 30, 2024 and 2023, the gains (losses) recognized in other non-operating items, net were a gain of $11 million and a gain of $21 million, respectively. The realized part of the losses referred to above is reported under financing activities in the statement of cash flows.

For the three and nine months periods ended September 30, 2024, the gains (losses) recognized as interest expense were a loss of $5 million and a gain of $1 million, respectively. For the three and nine months periods ended September 30, 2023, the gains (losses) recognized as interest expense were immaterial.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	September 30, 2024						December 31, 2023
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$1,798	1)	$19	2)	$21	3)	$1,895	4)	$22	5)	$12	6)
Total derivatives not designated as hedging instruments	$1,798		$19		$21		$1,895		$22		$12

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $1,798 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $19 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $21 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	September 30, 2024		December 31, 2023
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,586	$1,612	$1,023	$1,022
Loans	—	—	301	306
Total long-term debt	1,586	1,612	1,324	1,328

Short-term debt
Short-term portion of long-term debt	297	302	297	297
Overdrafts and other short-term debt	327	327	241	241
Total short-term debt	$624	$630	$538	$538

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

For the three and nine months periods ended September 30, 2024 and September 30, 2023, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended September 30, 2024 was 29.6% compared to 33.4% for the three months period ended September 30, 2023. Discrete tax items, net for the three months period ended September 30, 2024 had a favorable impact of 1.2%. Discrete tax items, net for the three months period ended September 30, 2023 had an unfavorable impact of 0.2%.

The effective tax rate for the nine months period ended September 30, 2024 was 27.0% compared to 33.4% for the nine months period ended September 30, 2023. Discrete tax items, net for the nine months period ended September 30, 2024 had a favorable impact of 2.8%. Discrete tax items, net for the nine months period ended September 30, 2023 had a favorable impact of 0.6%.

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

As of September 30, 2024, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the nine months period ended September 30, 2024, the Company recorded a net increase of $6 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. In addition, during the nine month period ended September 30, 2024, the Company recorded a net decrease of $17 million to income tax reserves for unrecognized tax benefits based on tax positions taken in prior years, mainly due to conclusion of tax audits and expiration of the statute of limitations in various jurisdictions.

Of the total unrecognized tax benefits of $53 million recorded as of September 30, 2024, $14 million is classified as current tax payable within Other current liabilities and $39 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	September 30, 2024	December 31, 2023
Raw materials	$447	$457
Work in progress	332	347
Finished products	309	296
Inventories	1,088	1,100
Inventory valuation reserve	(91)	(89)
Total inventories, net of reserve	$997	$1,012

6. RESTRUCTURING

As of September 30, 2024, the majority of the restructuring reserve balance of $187 million is attributed to global structural cost reduction program activities initiated in Europe in 2023. These activities are expected to be concluded during 2024 and 2025.

Provisions for the three months period ended September 30, 2024 mainly related to restructuring activities in Americas. Provisions for the nine months period ended September 2024 mainly related to restructuring activities in Europe and Americas. Cash payments for the three and nine months periods ended September 30, 2024 related to the restructuring activities in Europe. The provision charges for the three and nine months periods ended September 30, 2023 mainly related to restructuring activities in Germany and UK. The cash payments for the three and nine months periods ended September 30, 2023 relate to restructuring activities in Europe

The table below summarizes the change in the balance sheet position of the employee-related restructuring reserves (dollars in millions). The restructuring reserve balances are included within Accrued expenses in the Condensed Consolidated Balance Sheets. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. Restructuring costs other than employee related costs are immaterial for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reserve at beginning of the period	$189	$127	$213	$32
Provision - charge	9	8	22	118
Provision - reversal	(1)	(1)	(1)	(1)
Cash payments	(19)	(9)	(49)	(24)
Translation difference	8	(3)	1	(2)
Reserve at end of the period	$187	$122	$187	$122

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

For the three months period ended September 30, 2024, cash payments mainly related to warranty- and recall-related issues. For the nine months period ended September 30, 2024, provision reversals and cash payments primarily related to recall-related issues. For the three and nine months periods ended September 30, 2023, provisions primarily related to warranty-related issues and cash payments mainly related to the Andrews litigation settlement. As of September 30, 2024, the reserve for product-related liabilities mainly consisted of recall-related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). The reserve for product-related liabilities is included in accrued expenses and other non-current liabilities on the Condensed Consolidated Balance Sheets. A majority of the Company’s product-related liabilities as of September 30, 2024 are covered by insurance. Insurance receivables are included within other current assets and other non-current assets on the Condensed Consolidated Balance Sheets. As of September 30, 2024, the Company had total insurance receivables of $58 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reserve at beginning of the period	$73	$178	$96	$145
Change in reserve	6	3	(2)	46
Cash payments	(3)	(61)	(17)	(71)
Translation difference	1	(0)	0	(1)
Reserve at end of the period	$77	$120	$77	$120

8. RETIREMENT PLANS

The components of total Net Periodic Benefit Cost associated with the Company’s defined benefit retirement plans are as follows (dollars in millions):

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$3	$3	$8	$9
Expected return on plan assets	(3)	(3)	(9)	(8)
Settlement loss	0	1	1	1
Net periodic benefit (gain) cost	$0	$1	$0	$2

Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$2	$2	$7	$7
Interest cost	3	2	8	7
Expected return on plan assets	(1)	(1)	(3)	(2)
Amortization of actuarial loss	0	1	1	1
Net periodic benefit cost	$5	$4	$14	$13

The Service cost component in the table above is reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components - Interest cost, Expected return on plan assets, Amortization of actuarial loss, Settlement loss (gain) and Curtailment gain - are reported as Other non-operating items, net in the Consolidated Statements of Income.

The Company triggered settlement accounting for the primary U.S. pension plan in the third quarter of 2024 because the lump-sum payments made during the quarter exceeded the sum of Service cost and Interest cost for this U.S. plan. Due to the settlement accounting, the obligation and plan assets for the primary U.S. plan have been re-measured as of September 30, 2024, which resulted in an immaterial change in the net pension liability compared to December 31, 2023. The discount rate used to determine the U.S. net periodic benefit cost because of the re-measurement was changed from 5.57% to 4.95% in the third quarter of 2024. The expected long-term rate of return on plan asset is unchanged at 6.21%.

9. CONTINGENT LIABILITIES

Legal Proceedings

Various claims, lawsuits, and proceedings are pending or threatened against the Company and/or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability, and other matters. Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, and with the exception of potential future losses resulting from the antitrust proceedings described below, it is the opinion of management that the various legal proceedings and investigations to which the Company currently is a party will not have a material adverse impact on the consolidated financial position of Autoliv, but the Company cannot provide assurance that Autoliv will not experience material litigation, product liability, or other losses in the future.

ANTITRUST MATTERS

Authorities in several jurisdictions have conducted broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations included, but are not limited to, the products that the Company sells. In addition to concluded matters, authorities of other countries, with significant light vehicle manufacturing or sales may initiate similar investigations. As a result of the outcome of the European Commission investigation of anti-competitive behavior among suppliers of occupant safety systems that the Company resolved in 2019 (the "EC investigation"), the Company is subject to multiple subsequent civil disputes with non-governmental third parties stemming from the same facts and circumstances underlying the EC investigation. The Company is also involved in civil litigation in the UK with respect to alleged anti-competitive behavior that occurred over a decade ago. The Company believes these allegations are unfounded and are vigorously contesting them. These disputes could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial condition, and our insurance would likely not mitigate such impact. The Company cannot predict the duration, scope, or ultimate outcome of any such disputes and is unable to estimate the loss or a range of loss, or predict the reporting periods in which any such loss may be recorded.

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

As noted in Note 7 above, as of September 30, 2024, the Company has accrued $77 million for total product related liabilities. The majority of the total product liability accrual as of September 30, 2024, relates to recalls, which are generally covered by insurance. Insurance receivables for such recall related liabilities total $58 million as of September 30, 2024.

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

For the three and nine months periods ended September 30, 2024, the Company recorded approximately $2 million and $10 million, respectively, in stock-based compensation expense related to RSUs and PSUs. For the three and nine months periods ended September 30, 2023, the Company recorded approximately $3 million and $8 million, respectively, in stock-based compensation expense related to RSUs and PSUs.

During the three and nine months periods ended September 30, 2024, approximately 0 thousand and 118 thousand shares of common stock from the treasury stock were utilized by the Plan. During the three and nine months periods ended September 30, 2023, approximately 8 thousand and 120 thousand shares, respectively, of common stock from the treasury stock were utilized by the Plan.

11. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is set forth in the table below. Anti-dilutive shares outstanding were immaterial for all periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$138	$134	$403	$261
Denominator:
Basic: Weighted average common stock	79.2	84.9	80.7	85.5
Add: Weighted average stock options/share awards	0.1	0.2	0.2	0.2
Diluted weighted average common stock:	79.3	85.0	80.9	85.7

Net earnings per share - basic	$1.75	$1.58	$4.99	$3.05

Net earnings per share - diluted	$1.74	$1.57	$4.98	$3.04

12. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three and nine months periods ended September 30, 2024 and September 30, 2023 were as follows (dollars in millions).

Net Sales by Products	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Airbags, Steering Wheels and Other1)	$1,736	$1,761	$5,264	$5,191
Seatbelt Products and Other1)	819	835	2,511	2,533
Total net sales	$2,555	$2,596	$7,774	$7,724

Net Sales by Region	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas	$851	$918	$2,637	$2,665
Europe	700	646	2,231	2,122
China	495	538	1,423	1,488
Asia excl. China	508	495	1,483	1,449
Total net sales	$2,555	$2,596	$7,774	$7,724

1) Including Corporate sales.

Contract Balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three and nine months periods ended September 30, 2024 and September 30, 2023, were not material in any period.

13. SUBSEQUENT EVENTS

There were no reportable events subsequent to September 30, 2024.

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

EXECUTIVE OVERVIEW

Light vehicle production was weak in the third quarter, declining by close to 5% globally. This was driven by a combination of inventory reductions, especially in the Americas and a high comparison base, especially in China. In this tough environment, Autoliv managed to outgrow LVP by 4pp, enabling almost unchanged sales and operating income. This is despite a $14 million cost item related to a supplier settlement. We were able to achieve these results mainly due to our cost control, including a continued reduction of our indirect workforce. We accelerated our efficiency improvements contributing to a reduction of direct headcount by 3,100 compared to a year earlier, which is a reduction of 6%.

We are pleased that we outgrew LVP on a global basis following substantial outperformance in Europe and Asia excl. China. Our sales underperformed LVP in China due to a substantial negative market mix, however, our position with Chinese OEMs continue to improve. Based on sales trends and order intake in recent years, we expect further market share gains with domestic Chinese OEMs in the coming years.

Excess inflation compensation negotiations with our customers have developed in line with our expectations with a few negotiations still outstanding.

With the seasonally strong fourth quarter remaining of the year, we reaffirm our guidance of around 9.5-10.0% adjusted operating margin (Non-U.S. GAAP measure) for 2024. We expect to be at the low end of this range, as we now expect full year 2024 organic growth (Non-U.S. GAAP measure) to be 1% instead of previously expected 2% due to the unfavorable market mix development.

Our operating cash flow is on track towards the full year guidance of $1.1 billion and our balance sheet remains strong with a debt leverage of 1.4x (Non-U.S. GAAP measure), which supports our continued commitment to a high level of shareholder returns and our financial targets.

Financial highlights in the three months period ended September 30, 2024

Change figures below compare to the same period of the previous year, except when stated otherwise.

$2,555 million net sales

1.6% net sales decrease

0.8% organic sales decline (Non-U.S. GAAP measure, see reconciliation table below)

8.9% operating margin

9.3% adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below)

$1.74 EPS, 13% increase

$1.84 adjusted EPS (Non-U.S. GAAP measure, see reconciliation table below), 12% increase

Key business developments in the three months period ended September 30, 2024

Change figures below compare to the same period of the previous year, except when stated otherwise.

•
Third quarter sales decreased organically (Non-U.S. GAAP measure, see reconciliation table below) by 0.8%, which was 4pp better than global LVP decline of 4.8% (S&P Global Oct 2024). We outperformed in Europe and Asia excl. China, mainly due to high level of product launches and positive pricing. Our sales to domestic Chinese OEMs grew by 18%, which is twice as much as their LVP growth of 8.5%. Despite this, we underperformed in China, due to a substantial negative LVP mix as lower safety content models grew strongly while higher content models declined.
•
Profitability was unchanged despite a slight net sales decline. This was mainly due to successful execution of cost reductions and commercial recoveries and despite inflationary cost increases and a $14 million cost related to a supplier settlement. Both direct and indirect headcount continued to decrease. Operating income was $226 million and operating margin was 8.9%. Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) was $237 million and adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below) was 9.3%. Return on capital employed was 22.9% and adjusted return on capital employed (Non-U.S. GAAP measure, see reconciliation table below) was 23.9%.
•
Operating cash flow was $177 million, as expected, and we are on track towards $1.1 billion for 2024. Free cash flow (Non-U.S. GAAP measure, see reconciliation table below) was $32 million compared to $50 million last year. At 1.4x, the leverage ratio (Non-U.S. GAAP measure, see reconciliation table below) remained within our target range. In the quarter, a dividend of $0.68 per share was paid, and 1.33 million shares were repurchased and retired.

Business and market condition update for the third quarter 2024

Supply Chain

In the third quarter, global light vehicle production declined by 4.8% year-over-year (according to S&P Global Oct 2024). Call-off volatility was unchanged compared to a year earlier but improved slightly compared to the second quarter 2024, and it remains at higher than pre-pandemic levels. Low customer demand visibility and changes to customer call-offs with short notice had a negative impact on our production efficiency and profitability in the quarter. We expect call-off volatility in 2024 on average to be slightly lower than it was in 2023 but still remain higher than the pre-pandemic level.

Inflation

In the third quarter, cost pressure from labor and other items had a negative impact on our profitability, although most of the inflationary cost pressure was offset by price increases and other customer compensations in the quarter. Raw material price changes had a negligible impact on our profitability during the third quarter. We continue to expect raw material prices in 2024 to increase slightly for the full year. We expect continued cost pressure from inflation relating mainly to labor, especially in Europe and the Americas. We continue to execute on productivity and cost reduction activities to offset these cost pressures, and have successfully received inflation compensation from almost all of our customers, with only a few negotiations still outstanding.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended
	or As of September 30,
	2024	2023
Trade working capital1)	1,307	1,303
Trade working capital relative to sales, %2)	12.8%	12.5%
Receivables outstanding relative to sales, %3)	21.5%	21.0%
Inventory outstanding relative to sales, %4)	9.8%	9.5%
Payables outstanding relative to sales, %5)	18.4%	17.9%

Gross margin, %6)	18.0%	17.9%
Operating margin, %7)	8.9%	8.9%

Capital employed8)	4,085	3,861
Net debt9)	1,787	1,375
Return on total equity, %10)	24.1%	21.3%
Return on capital employed, %11)	22.9%	24.2%

Headcount at period-end12)	67,200	71,200

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

three months period ended September 30, 2024 COMPARED WITH three months period ended September 30, 2023

Consolidated Sales Development

(dollars in millions)

	Three Months Ended September 30,			Components of change in net sales
	2024	2023	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$1,736	$1,761	(1.4)%	(0.7)%	(0.7)%
Seatbelt products and Other2)	819	835	(2.0)%	(1.0)%	(1.0)%
Total	$2,555	$2,596	(1.6)%	(0.8)%	(0.8)%

Americas	$851	$918	(7.2)%	(3.5)%	(3.8)%
Europe	700	646	8.4%	2.2%	6.3%
China	495	538	(8.1)%	1.3%	(9.3)%
Asia excl. China	508	495	2.7%	(2.1)%	4.8%
Total	$2,555	$2,596	(1.6)%	(0.8)%	(0.8)%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales declined organically (Non-U.S. GAAP measure, see reconciliation table above) by 0.7% in the quarter. The largest contributor to the decrease was passenger airbags, inflatable curtains, knee airbags and driver airbags, partly offset by growth in steering wheels, inflators and center airbags.

Sales by product - Seatbelts and Other

Sales for Seatbelt Products and Other declined organically (Non-U.S. GAAP measure, see reconciliation table above) by 1.0% in the quarter. Sales declined organically in China, while it increased in Asia excluding China and the Americas with Europe being virtually unchanged.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table above) decreased by 0.8% compared to the global LVP decrease of 4.8% (according to S&P Global, October 2024). The outperformance was mainly driven by new product launches and higher prices, partly offset by negative customer and model mix. Our organic sales growth outperformed LVP growth by 12pp in Europe and by 10pp in Asia excluding China while we underperformed by 0.6pp in the Americas and by 6.4pp in China. LVP growth in China was heavily tilted to domestic OEMs with typically lower safety content. LVP for global OEMs declined by 15% while it increased by 8.5% for domestic OEMs. Autoliv's sales to domestic OEMs increased by 18% in the quarter following a strong order intake with domestic OEMs in recent years. In India, we grew organically by around 17%, while LVP was close to unchanged.

Third quarter of 2024 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	(3.8)%	6.3%	(9.3)%	4.8%	(0.8)%
Main growth drivers	GM, Renault, VW	Mercedes, Renault, Ford	Geely, Chery, BMW	Hyundai, Suzuki, Tata	Geely, Mercedes, Renault
Main decline drivers	Stellantis, EV OEM, Nissan	Stellantis, Volvo, Fisker	Lixiang Auto, VW, Honda	Nissan, Mazda	Stellantis, EV OEM, GM

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change third quarter of 2024 versus third quarter of 2023

	Americas	Europe	China	Asia excl. China	Global
LVP1)	(3.2)%	(6.1)%	(2.9)%	(5.3)%	(4.8)%

1) Source: S&P Global, October 2024.

Earnings

	Three Months Ended September 30,
(Dollars in millions, except per share data)	2024	2023	Change
Net Sales	$2,555	$2,596	(1.6)%
Gross profit	459	465	(1.3)%
% of sales	18.0%	17.9%	0.1	pp
S, G&A	(129)	(119)	8.4%
% of sales	(5.0)%	(4.6)%	(0.5	)pp
R, D&E, net	(96)	(107)	(10)%
% of sales	(3.7)%	(4.1)%	0.4	pp
Other income (expense), net	(9)	(8)	11%
Operating income	226	232	(2.4)%
% of sales	8.9%	8.9%	(0.1	)pp
Adjusted operating income1)	237	243	(2.3)%
% of sales	9.3%	9.4%	(0.1	)pp
Financial and non-operating items, net	(29)	(30)	(3.7)%
Income before taxes	197	201	(2.2)%
Income taxes	(58)	(67)	(13)%
Tax rate	29.6%	33.4%	(3.8	)pp
Net income	139	134	3.4%
Earnings per share, diluted2)	1.74	1.57	11%
Adjusted earnings per share, diluted1,2)	1.84	1.66	11%

1) Non-U.S. GAAP measure, excluding effects from capacity alignments, antitrust related matters and for fiscal year 2023 the Andrews litigation settlement.

2) Net of treasury shares.

Third quarter of 2024 financial development

Gross profit decreased by $6 million, and the gross margin increased by 0.1pp compared to the same quarter 2023. The gross profit decrease was primarily driven by a $14 million cost increase in direct material related to a settlement and to a lesser extent the lower net sales. This was partly offset by lower costs for mainly premium freight and labor, partly due to improved customer call-off accuracy.

S,G&A costs increased by $10 million compared to the prior year, mainly due to higher costs for personnel due to wage inflation while headcount was unchanged. Costs for digitalization, IT projects and licenses also increased, impacted by inflation. S,G&A costs in relation to sales increased from 4.6% to 5.0%.

R,D&E, net costs decreased by $11 million compared to the prior year, mainly due to $6 million in higher engineering income. The decrease was also supported to a smaller extent from several items, mainly positive FX translation effects, lower personnel costs and lower costs for samples and prototypes. R,D&E, net, in relation to sales decreased from 4.1% to 3.7%.

Other income (expense), net was close to unchanged at negative $9 million, compared to negative $8 million in the same period last year.

Operating income decreased by $6 million compared to the same period in 2023, due to the lower gross profit, higher S,G&A costs and other income (expenses) partly offset by lower costs for R,D&E, net, as outlined above.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) decreased by $6 million compared to the prior year, due to the lower gross profit, higher S,G&A costs and other income (expenses) partly offset by lower costs for R,D&E, net, as outlined above.

Financial and non-operating items, net, was negative $29 million compared to negative $30 million a year earlier.

Income before taxes decreased by $4 million compared to the prior year, mainly due to the lower operating income.

Tax rate was 29.6% compared to 33.4% in the same period last year. The lower tax rate was impacted by a favorable country mix compared to the same quarter last year. Discrete tax items, net, decreased the tax rate this quarter by 1.2pp. Discrete tax items, net, increased the tax rate by 0.2pp in the same period last year.

Earnings per share, diluted increased by $0.17 compared to a year earlier. The main drivers were $0.12 from lower number of shares and $0.10 from lower taxes, partly offset by $0.05 from lower operating income.

nine months period ended September 30, 2024 COMPARED WITH nine months period ended September 30, 2023

Consolidated Sales Development

(dollars in millions)

	Nine Months Ended September 30,			Components of change in net sales
	2024	2023	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$5,264	$5,191	1.4%	(1.0)%	2.4%
Seatbelt products and Other2)	2,511	2,533	(0.9)%	(1.2)%	0.3%
Total	$7,774	$7,724	0.7%	(1.1)%	1.7%

Americas	$2,637	$2,665	(1.0)%	(0.2)%	(0.8)%
Europe	2,231	2,122	5.2%	1.4%	3.7%
China	1,423	1,488	(4.4)%	(2.0)%	(2.3)%
Asia excl. China	1,483	1,449	2.3%	(5.3)%	7.7%
Total	$7,774	$7,724	0.7%	(1.1)%	1.7%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 2.4% in the period. The largest contributor to the increase was steering wheels, followed by center airbags, inflatable curtains, side airbags and inflators, partly offset by decreases for passenger airbags and knee airbags.

Sales by product - Seatbelts and Other

Sales for Seatbelt Products and Other grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 0.3% in the period. Sales increased organically in Asia excluding China, the Americas and Europe while it declined in China.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 1.7% compared to the global LVP decrease of 1.8% (according to S&P Global, October 2024). The 3.5pp outperformance was mainly driven by new product launches and higher prices, partly offset by negative customer and model mix. Our organic sales growth outperformed LVP growth by 12pp in Asia excluding China, by 7.3pp in Europe and by 0.8pp in the Americas, while it underperformed by 4.6pp in China. LVP growth in China was tilted to domestic OEMs with typically lower safety content. Domestic OEM LVP in China grew by 15% while LVP declined by 10% for global OEMs in the first nine months

First nine months 2024 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	(0.8)%	3.7%	(2.3)%	7.7%	1.7%
Main growth drivers	VW, Toyota, Hyundai	Mercedes, Renault, BMW	Geely, BMW, Chery	Hyundai, Tata, Suzuki	Mercedes, Hyundai, Geely
Main decline drivers	Stellantis, EV OEM, Nissan	Stellantis, VW, Volvo	EV OEM, Honda, GM	Nissan, Renault	Stellantis, EV OEM, GM

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change first nine months of 2024 versus first nine months of 2023

	Americas	Europe	China	Asia excl. China	Global
LVP1)	(1.6)%	(3.6)%	2.3%	(4.8)%	(1.8)%

1) Source: S&P Global, October 2024.

Earnings

	Nine Months Ended September 30,
(Dollars in millions, except per share data)	2024	2023	Change
Net Sales	$7,774	$7,724	0.7%
Gross profit	1,377	1,291	6.6%
% of sales	17.7%	16.7%	1.0	pp
S, G&A	(399)	(380)	4.9%
% of sales	(5.1)%	(4.9)%	(0.2	)pp
R, D&E, net	(325)	(343)	(5.5)%
% of sales	(4.2)%	(4.4)%	0.3	pp
Other income (expense), net	(27)	(115)	(76)%
Operating income	626	453	38%
% of sales	8.1%	5.9%	2.2	pp
Adjusted operating income1)	657	586	12%
% of sales	8.5%	7.6%	0.9	pp
Financial and non-operating items, net	(73)	(60)	21%
Income before taxes	554	393	41%
Income taxes	(149)	(131)	14%
Tax rate	27.0%	33.4%	(6.4	)pp
Net income	404	262	55%
Earnings per share, diluted2)	4.98	3.04	64%
Adjusted earnings per share, diluted1,2)	5.30	4.48	18%

1) Non-U.S. GAAP measure, excluding effects from capacity alignments, antitrust related matters and for fiscal year 2023 the Andrews litigation settlement.

2) Net of treasury shares.

First nine months 2024 financial development

Gross profit increased by $85 million, and the gross margin increased by 1.0pp compared to the same period 2023. More than half of the improvement in gross profit was driven by the increase in net sales, but lower costs for labor and premium freight also contributed to the improvement following more stable customer call-offs and headcount reductions.

S,G&A costs increased by $18 million compared to the prior year. The main reason for the cost increase was higher costs for personnel, due to the high wage inflation. S,G&A costs in relation to sales increased from 4.9% to 5.1%.

R,D&E, net costs decreased by $19 million compared to the prior year. Higher engineering income explain almost the entire improvement. R,D&E, net, in relation to sales decreased from 4.4% to 4.2%.

Other income (expense), net was negative $27 million compared to negative $115 million in the same period last year, almost entirely due to lower capacity alignment accruals compared to the same period previous year.

Operating income increased by $173 million compared to the same period in 2023, mainly due to the increase in gross profit, and lower capacity alignment accruals, as outlined above.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by $71 million compared to the prior year, mainly due to higher gross profit and lower R,D&E, net partly offset by higher costs for S,G&A, as outlined above.

Financial and non-operating items, net, was negative $73 million compared to negative $60 million a year earlier. The change was mainly due to increased interest expense as the result of higher debt and higher interest rates.

Income before taxes increased by $161 million compared to the prior year, mainly due to the increase in operating income and financial and non-operating items, net, as outlined above.

Tax rate was 27.0% compared to 33.4% in the same period last year. The lower tax rate was impacted by favorable country mix compared to the prior year. Discrete tax items, net, decreased the tax rate this period by 2.8pp. Discrete tax items, net, decreased the tax rate by 0.6pp in the same period last year.

Earnings per share, diluted increased by $1.94 compared to a year earlier. The main drivers were $1.67 from higher operating income, $0.29 from lower number of shares and $0.09 from taxes, partly offset by $0.11 from higher financial and non-operating items, net.

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

Third quarter of 2024 development

Changes in operating working capital impacted operating cash flow by $68 million negative, compared to an impact of $36 million negative in the same period the prior year. Almost all of the $68 million impact in the quarter came from increases in inventories due to high customer call off volatility at the end of the quarter and higher receivables, mainly as a result of seasonally higher sales in September.

Other, net was $10 million positive compared to $9 million positive in the same period the prior year.

Operating cash flow decreased by $25 million to $177 million compared to the same period last year, mainly due to that operating working capital increased by $34 million more than it increased the same period last year, as outlined above.

Capital expenditure, net decreased by $6 million compared to the same period the previous year. The level of Capital expenditure, net, in relation to sales was relatively stable at 5.7% versus 5.8% a year earlier. The level is currently above what we expect for the longer term, due to investments in capacity, mainly in Asia, and in footprint optimization, mainly in Europe and the Americas.

Free cash flow (Non-U.S. GAAP measure, see calculation table below) was positive $32 million compared to positive $50 million in the same period the prior year. The decrease was due to the lower operating cash flow partly offset by the lower capital expenditure, net.

Cash conversion (Non-U.S. GAAP measure, see calculation table below) defined as free cash flow (Non-U.S. GAAP measure) in relation to net income, was 23% in the quarter.

Trade working capital (Non-U.S. GAAP measure, see calculation table below) increased by $4 million compared to the same period last year, where the main drivers were $13 million in higher accounts receivables, $24 million in higher accounts payable and $15 million in higher inventories. In relation to sales, trade working capital increased from 12.5% to 12.8%.

Cash and cash equivalents as of September 30, 2024 was around $0.4 billion, while committed, unused loan facilities, was around $1.2 billion.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) was $1,787 million as of September 30, 2024, which was $412 million higher than a year earlier.

Total equity as of September 30, 2024, decreased by $188 million compared to September 30, 2023. This was mainly due to $221 million in dividend payments and stock repurchases including taxes of $608 million, partly offset by $632 million from net income.

Leverage ratio (Non-U.S. GAAP measure, see calculation table below). On September 30, 2024, the Company had a leverage ratio of 1.4x compared to 1.3x on September 30, 2023, as the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure, see reconciliation table below) increased by around $187 million while the net debt per the policy (Non-U.S. GAAP measure, see reconciliation table below) increased by around $407 million.

First nine months of 2024 development

Operating cash flow increased by $104 million compared to the same period last year, to $639 million, mainly due to higher net income, partly offset by more negative effects from increased operating working capital.

Capital expenditure, net increased by $12 million. Capital expenditure, net in relation to sales was relatively stable at 5.5% versus 5.4% the prior year period. The level is currently slightly above what we expect for the longer term, due to investments in capacity, mainly in Asia, and in footprint optimization, mainly in Europe and the Americas.

Free cash flow (Non-U.S. GAAP measure, see calculation table below) was positive $208 million, compared to positive $117 million in the same period last year. The improvement was due to the higher operating cash flow partly offset by higher capital expenditure, net.

Cash conversion (Non-U.S. GAAP measure, see calculation table below) defined as free cash flow (Non-U.S. GAAP measure) in relation to net income, was 52% in the period.

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

Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of U.S. GAAP financial measures to “Adjusted operating income”, “Adjusted operating margin” and “Adjusted Earnings per share, diluted”

(Dollars in millions, except per share data)

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$226	$11	$237	$232	$11	$243
Operating margin, %	8.9%	0.4%	9.3%	8.9%	0.4%	9.4%
Earnings per share, diluted	$1.74	$0.10	$1.84	$1.57	$0.09	$1.66

1) Effects from capacity alignments, antitrust related matters and for fiscal year 2023 the Andrews litigation settlement.

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP	Reported U.S. GAAP	Adjustments1)	Non-U.S. GAAP
Operating income	$626	$31	$657	$453	$133	$586
Operating margin, %	8.1%	0.4%	8.5%	5.9%	1.7%	7.6%
Earnings per share, diluted	$4.98	$0.32	$5.30	$3.04	$1.44	$4.48

1) Effects from capacity alignments, antitrust related matters and for fiscal year 2023 the Andrews litigation settlement.

Items included in Non-U.S. GAAP adjustments

(Dollars in millions, except per share data)

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Millions	Per share	Millions	Per share
Capacity alignments	$9	$0.12	$10	$0.12
Andrews litigation settlement	—	—	—	—
Antitrust related matters	2	0.02	1	0.01
Total adjustments to operating income	11	0.14	11	0.13
Tax on non-U.S. GAAP adjustments1)	(3)	(0.04)	(3)	(0.04)
Total adjustments to net income	$8	$0.10	$8	$0.09

1) The tax is calculated based on the tax laws in the respective jurisdiction(s) of the adjustment(s).

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Millions	Per share	Millions	Per share
Capacity alignments	$25	$0.31	$122	$1.42
The Andrews litigation settlement	—	—	8	0.09
Antitrust related matters	6	0.07	3	0.04
Total adjustments to operating income	31	0.39	133	1.55
Tax on non-U.S. GAAP adjustments1)	(5)	(0.06)	(10)	(0.11)
Total adjustments to net income	$26	$0.32	$123	$1.44

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

Reconciliation of “Trade working capital”

(Dollars in millions)

	September 30, 2024	June 30, 2024	September 30, 2023
Total current assets	$3,865	$3,703	$3,879
Total current liabilities	(4,034)	(3,785)	(3,851)
Working capital (U.S. GAAP)	(169)	(83)	28
Less: Cash and cash equivalents	(415)	(408)	(475)
Prepaid expenses	(172)	(193)	(180)
Other current assets	(90)	(76)	(63)
Less: Short-term debt	624	455	590
Accrued expenses	1,189	1,120	1,093
Operating lease liabilities - current	44	41	37
Other current liabilities	297	312	274
Trade working capital (non-U.S. GAAP)	$1,307	$1,169	$1,303

	September 30, 2024	June 30, 2024	September 30, 2023
Receivables, net	$2,192	$2,090	$2,179
Inventories, net	997	936	982
Accounts payable	(1,881)	(1,858)	(1,858)
Trade working capital (non-U.S. GAAP)	$1,307	$1,169	$1,303

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	September 30, 2024	June 30, 2024	September 30, 2023
Short-term debt	$624	$455	$590
Long-term debt	1,586	1,540	1,277
Total debt	2,210	1,996	1,867
Cash and cash equivalents	(415)	(408)	(475)
Debt issuance cost/Debt-related derivatives, net	(9)	(8)	(17)
Net debt	$1,787	$1,579	$1,375

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

Calculation of “Leverage ratio”

(Dollars in millions)

	September 30, 2024	June 30, 2024	September 30, 2023
Net debt1)	$1,787	$1,579	$1,375
Pension liabilities	147	140	152
Debt per the Policy	1,934	1,720	1,527

Net income2)	632	627	418
Income taxes 2)	141	150	188
Interest expense, net2,3)	93	89	75
Other non-operating items, net2)	4	8	5
Income from equity method investments2)	(6)	(6)	(4)
Depreciation and amortization of intangibles2)	385	384	371
Capacity alignments, antitrust related matters and the Andrews litigation settlement2)	128	128	136
EBITDA per the Policy (Adjusted EBITDA)	$1,376	$1,380	$1,189
Leverage ratio	1.4	1.2	1.3

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

Calculation of “Free Cash Flow”

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$139	$134	$404	$262
Changes in operating working capital	(68)	(36)	(54)	(8)
Depreciation and amortization	97	95	289	281
Other, net	10	9	1	1
Operating cash flow	177	202	639	535
Capital expenditure, net	(145)	(151)	(431)	(419)
Free cash flow1)	$32	$50	$208	$117
Cash conversion2)	23%	37%	52%	45%
1) Operating cash flow less Capital expenditures, net.
2) Free cash flow relative to Net income.

Headcount

	September 30, 2024	June 30, 2024	September 30, 2023
Total headcount	67,200	68,700	71,200
Whereof:
Direct personnel in manufacturing	49,800	51,100	52,900
Indirect personnel	17,400	17,500	18,200
Temporary personnel	9%	9%	11%

As of September 30, 2024, total headcount (Full Time Equivalent) decreased by around 4,000, or by 5.6%, compared to a year earlier, despite almost unchanged sales. The indirect workforce decreased by around 800, or by 4.4%, mainly reflecting our structural reduction initiatives. The direct workforce decreased by approximately 3,100, or by 5.9%, partly due to that an improvement in customer call-off accuracy in the third quarter has enabled us to accelerate operating efficiency improvements.

Compared to June 30, 2024, total headcount (FTE) decreased by around 1,500, or by 2.2%. Indirect headcount decreased by around 100, or by 0.6%, while direct headcount decreased by approximately 1,300, or by 2.5%.

Full year 2024 guidance

Our 2024 guidance is mainly based on our customer call-offs, a full year 2024 global LVP decline of around 3% and the achievement of our targeted cost compensation effects.

Financial measure	Full year indication
Organic sales growth	Around 1%
Foreign currency impact on net sales	Around 1% negative
Adjusted operating margin 1)	Around 9.5-10.0%
Tax rate 2)	Around 28%
Operating cash flow 3)	Around $1.1 billion
Capital expenditures, net % of sales	Around 5.5%
1) Excluding effects from capacity alignments, antitrust related matters and other discrete items.
2) Excluding unusual tax items.
3) Excluding unusual items.

This report includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, October 2024. All rights reserved.

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

Other recent events

Key launches in the three months period ended September 30, 2024

•
Nio Onvo L60: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Seatbelts.
•
BMX X3: Driver/Passenger Airbags, Steering Wheel.
•
Zeekr 7X: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Seatbelts.
•
Nissan Patrol & Armada: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Knee Airbag, Front Center Airbag, Seatbelts.
•
Alfa Romeo Junior: Driver/Passenger Airbags, Side Airbags, Steering Wheel, Seatbelts.
•
Audi A6 e-tron: Side Airbags, Front Center Airbag, Seatbelts.
•
Changan Avatr 15: Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag, Seatbelts.
•
Audi A5: Side Airbags, Front Center Airbag, Seatbelts.
•
Tata Curvv: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Seatbelts.
•
Ford Capri: Driver/Passenger Airbags, Steering Wheel, Front Center Airbag.
•
Chery Luxeed R7: Side Airbags, Front Center Airbag, Seatbelts.
•
Mahindra Thar (ROXX): Driver/Passenger Airbags, Side Airbags, Seatbelts.

Other Items

•
On September 13, 2024, the Autoliv Board of Directors appointed Ms. Adriana Karaboutis as an independent director to the Autoliv Board of Directors effective immediately. With the addition of Ms. Karaboutis, Autoliv has expanded its Board size from eleven to twelve directors. Ms. Karaboutis most recently served as Group Chief Information and Digital Officer of National Grid PLC, one of the world's largest public utility companies. She previously served as EVP Technology, Business Solutions and Corporate Affairs at Biogen Inc., as well as VP and Global CIO of Dell, Inc. Ms. Karaboutis also has more than 20 years at General Motors and Ford in various international leadership positions. Ms. Karaboutis is appointed for a term expiring at the 2025 Annual General Meeting of Stockholders at which time the Board is expected to contract to eleven members with the retirement of Mr. Hasse Johansson.
•
On September 17, 2024, Autoliv announced the appointment of Mr. Fabien Dumont as Executive Vice President & Chief Technology Officer and a member of the Autoliv Executive Management Team. Fabien Dumont previously served as Vice President Engineering in Autoliv China and has been with Autoliv since 1998. In leading the Autoliv China Engineering team, Fabien Dumont has played a vital role in developing innovations and technologies that support the fast-moving Chinese market.
•
In Q3 2024, Autoliv repurchased and retired 1.33 million shares of common stock at an average price of $97.80 per share under the Autoliv 2022-2024 stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2024, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.

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

ITEM 1A. RISK FACTORS

Except for below, as of September 30, 2024, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.

We may be subject to civil antitrust litigation that could negatively impact our business

The Company may be subject to civil antitrust lawsuits in the future in countries that permit such civil claims, including lawsuits or other actions by our customers. The Company was previously the subject of an investigation by the European Commission (“EC”) regarding possible anti-competitive behavior among certain suppliers to the automotive vehicle industry. The Company paid a fine to resolve these matters in 2019. As a result of the outcome of the EC investigation, we are and we could be, subject to subsequent civil disputes with non-governmental third parties and civil or stockholder litigation stemming from the same facts and circumstances underlying the EC investigation. The Company is currently involved in civil litigation in the UK with respect to alleged anticompetitive behavior that occurred over a decade ago. The ultimate resolution of any dispute, litigation or proceeding through settlement, mediation, judgment or other means requires significant management time and attention and could result in significant expenses as well as unfavorable outcomes that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial condition, and our insurance may not mitigate such impact. See Note 17, Contingent Liabilities, to the Consolidated Financial Statements in this Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchases by the Company during the three months period ended September 30, 2024.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that Yet May Be Purchased Under the Plans or Programs (3)
July 1-31, 2024	608,534	$98.60	8,400,021	8,599,979
August 1-31, 2024	720,788	$97.12	9,120,809	7,879,191
September 1-30, 2024	—	$—	9,120,809	7,879,191

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months period ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Revolving Credit Facility Agreement, dated July 17, 2024, among Autoliv, Inc., Autoliv ASP, and Standard Chartered Bank.

10.2*+	Employment Agreement, dated September 13, 2024, by and between Autoliv (Shanghai) Management Co. Ltd. and Fabien Dumont.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 18, 2024

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)