Form 10-K
period 2024-12-31
AUTOLIV INC
filed 2025-02-20
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-12933

AUTOLIV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Klarabergsviadukten 70, Section D5,
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

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. held by non-affiliates as of the last business day of the second fiscal quarter of 2024 amounted to $8,568 million.

Number of shares of Common Stock outstanding as of February 12, 2025: 77,714,402.

Auditor Firm Id: 1433 Auditor Name: Ernst & Young AB Auditor Location: Stockholm, Sweden

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the annual stockholders’ meeting to be held on May 8, 2025, to be dated on or around March 25, 2025 (the “2025 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2024.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions, including inflation; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions, including port, transportation, and distribution delays or interruptions; supply chain disruptions, and component shortages specific to the automotive industry or the Company; geopolitical instability, including the ongoing war between Russia and Ukraine and the hostilities in the Middle East; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment, restructuring, cost reduction, and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel, and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing and other negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgments or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims, and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business, including changes in trade policy and tariffs; our ability to meet our sustainability targets, goals and commitments; political conditions; dependence on and relationships with customers and suppliers; the conditions necessary to hit our financial targets; and other risks and uncertainties identified in Item 1A -“Risk Factors” of this Annual Report on Form 10-K, Item 1A, and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I

Item 1. Business

General

Autoliv, Inc. (“Autoliv”, the “Company” or “we”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden where it currently employs approximately 110 people. The Company functions as a holding corporation and owns two principal subsidiaries, Autoliv AB and Autoliv ASP, Inc. The Company's fiscal year ends on December 31.

The Company is a leading developer, manufacturer, and supplier of passive safety systems to the automotive industry with a broad range of product offerings.

Passive safety systems are primarily meant to improve safety for occupants in a vehicle. Passive safety systems include modules and components for frontal-impact airbag protection systems, side-impact airbag protection systems, pedestrian protection systems, steering wheels, inflator technologies, battery cut-off switches and seatbelts.

To expand its product offerings, the Company has formed Mobility Safety Solutions. By combining its core competence and industry experience, the Company also develops and manufactures mobility safety solutions such as pedestrian protection, battery cut-off switches, connected safety services, and safety solutions for riders of powered two-wheelers.

The Company has 62 production facilities in 23 countries and its customers include the world’s largest car manufacturers. The Company’s sales in 2024 were $10.4 billion, approximately 68% of which consisted of airbag and steering wheel products and approximately 32% of which consisted of seatbelt products. The Company's business is conducted in the following geographical regions: The Americas, Europe, China, and Asia, excluding China.

On December 31, 2024, the Company had approximately 65,200 personnel worldwide, with 9% being temporary personnel.

Additional information required by this Item 1 regarding developments in the Company’s business during 2024 is contained under Item 7 in this Annual Report.

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

The first growth driver, LVP, has increased at an average annual growth rate of around 1.8% since the start of Autoliv in 1997 despite persistent headwinds in Europe and North America. According to S&P Global, LVP is forecasted to grow to close to 91 million by 2027 from almost 87 million in 2024, due to growing demand and export in medium- and low-income markets.

Unlike LVP, where Autoliv can only aim to be on the best-selling platforms, Autoliv can influence CPV more directly by continuously developing and introducing new technologies with higher value-added features. Over the long term, this increases average safety CPV and has caused the Company's markets to grow faster than the LVP.

Since 1997, the Company’s sales compound annual growth rate (CAGR) for passive safety has been around 5% compared to the market rate of around 2.7% which includes an LVP growth of around 1.8%. The Company's outperformance is a result of a steady flow of new passive safety technologies, strong focus on quality and a superior global footprint both in products and engineering. This has enabled Autoliv to increase its global market share in passive safety from 27% in 1997 to around 44% in 2024.

In high-income markets (Western Europe, North America, Japan, and South Korea) the average CPV is around $340. CPV growth in these regions mainly comes from new safety systems such as active seatbelts, knee airbags, and front-center airbags along with improved protection for pedestrians and rear-seat occupants like bag-in-belt or more advanced seatbelts.

In medium- and low-income markets (all markets other than the high-income markets above), the Company sees great opportunities for CPV growth from more airbags and advanced seatbelt products. Average CPV in these markets is around $200 or almost $140 less than in the high-income markets.

As a result of higher installation rates of airbags, more advanced seatbelt products, and more complex steering wheels, CPV is expected to increase at a similar pace in both high-income and medium- and low-income markets over the next three years.

In the next three years, almost all LVP growth is expected to come in medium- and low-income regions with lower CPV, leading to a dilution of the average global CPV. Despite this negative regional LVP mix effect, the annual passive safety market (seatbelts and airbags, including steering wheels), is expected to grow from around $23 billion in 2024 to more than $25 billion over the next three years, based on the current macro-economic outlook and the Company's internal market intelligence and estimates.

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

The market for airbags and steering wheels, where Autoliv has a global market share of around 44%, is expected to grow mainly as result of higher installation rates of inflatable curtains, side airbags, knee airbags, center airbags as well as the trend towards higher-value steering wheels with leather and additional features.

The Company's ability to consistently outperform market growth is rooted in a steady flow of new safety technologies, a strong focus on quality, and a superior production and engineering footprint.

The Company's competitors

Autoliv is the clear market leader in passive safety components and systems for the automotive industry with an estimated global market share of around 44%.

ZF AG, one of the Company's largest competitors, is a global leader in drive-line and chassis technology as well as in passive safety technologies and is one of the largest global automotive suppliers.

Another large competitor is Joyson Safety Systems (JSS), a subsidiary of Ningbo Joyson Electronic Corp. JSS is the result of the merger between Key Safety Systems (KSS) and Takata Corporation after KSS acquired Takata in 2018.

In Japan, Brazil, South Korea, and China, there are a number of local suppliers that have close ties with the domestic vehicle manufacturers. For example, Toyota uses “keiretsu” (in-house) suppliers Tokai Rika for seatbelts and Toyoda Gosei for airbags and steering wheels. These suppliers generally receive most of the Toyota business in Japan, in the same way, Mobis, a major supplier to Hyundai/Kia in South Korea, generally receives a significant part of their business. Also BYD Auto., Ltd. (BYD) has a high degree of vertical integration, with a large proportion of in-house sourcing of products and systems. This includes passive safety systems, which is supplied by its subsidiary FinDreams Technology. Autoliv supplies components, especially inflators, to FinDreams Technology.

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

Manufacturing and Production

See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, propellant, initiators, textile cushions, webbing, pressed steel parts, springs, and over molded steel parts used in seatbelt and airbag assembly and steering wheels. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. The products manufactured by Autoliv’s consolidated subsidiaries in 2024 consisted of 142 million complete seatbelt systems (of which 98 million were fitted with pretensioners), 132 million side airbags (including curtain airbags and front center airbags), 60 million frontal airbags and 21 million steering wheels.

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

When significant volatility in LVP occurs, as we saw in 2022 and 2023 due to supply disruptions, or when there is a shift in regional LVP, the capacity adjustments can take more time and be more costly. During 2024 the volatility of LVP continued to improve, although it is still more volatile than prior to the COVID-19 pandemic. Additionally, when there is significant demand for a given product due to a major recall of a competitor’s product, like certain of the Company's customers have experienced, capacity adjustments may take time.

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

The Company continues to drive its quality initiative called “Q5,” which was initiated in 2010. It is an integral part of the Company's strategy of shaping a proactive quality culture of zero defects. It is called “Q5” because it addresses quality in five dimensions: products, customers, growth, behavior, and suppliers. The goal of Q5 is to firmly tie together quality with value within all of the Company's processes and for all of its employees, thereby leading to the best value for its customers. Since 2010, the Company has continually focused on this quality initiative to provide additional skills training to more employees and suppliers. These activities have significantly improved the Company's quality performance.

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

Raw Materials

Direct material cost represents approximately 55% of the Company's net sales in 2024. The Company mainly purchases manufactured components and raw materials for its operations. The Company takes several actions to manage the raw material fluctuations, such as competitive sourcing and looking for alternative materials. The Company is also taking necessary actions to gradually implement raw materials with a lower carbon emission footprint.

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

Dependence on Customers

In 2024, the Company's top five customers represented around 44% of its consolidated net sales and the Company's top ten customers represented around 71% of its consolidated net sales. This reflects the concentration of manufacturers in the automotive industry. The company's five largest customers accounted for around 41%, and the ten largest customers for around 59% of global LVP in 2024. A delivery contract is typically for the lifetime of a vehicle model, which is normally between five and seven years depending on customer platform sourcing preferences and strategies.

For information on the Company's dependence on customers, see “Risk Factors – Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices” in Item 1A of this Annual Report, and “Dependence on Customers” under the section “Strategic Risks” in Item 7 of this Annual Report, and Note 20 “Segment Information” to the Consolidated Financial Statements

Customer sales trends

Asian vehicle producers have steadily become increasingly important, mainly driven by growth with Japanese and Chinese OEMs. As a group they represented around 46% of the Company's consolidated net sales in 2024, of which Japanese OEMs accounts for almost two thirds. This is a result of the Company's stronger market position based on its local presence in Japan. The Chinese OEMs as a group accounted for around 7% of the Company's consolidated net sales in 2024, with Geely representing more than 2% of the Company's consolidated net sales. European based brands accounted for 30% of the Company's consolidated net sales in 2024. The U.S. based OEMs (including Chrysler and new EV manufactures) accounted for 21% of the Company's global sales in 2024. Globally one of the Company's strongest growing customers from 2023 to 2024 was Geely followed by Mercedes and Renault.

Research, Development and Engineering, net (R,D&E)

No single customer project accounted for more than 3% of Autoliv’s total R,D&E, net spending during 2024. To support Autoliv’s product portfolio, additional expertise is brought in-house via technology partnerships and licensing agreements.

During 2024, gross expenditures for R,D&E amounted to $612 million compared to $618 million in 2023. Of these amounts, $214 million in 2024 and $193 million in 2023 were related to customer-funded engineering projects and crash tests reimbursed by the customers. Net of this income, R,D&E expenditures in 2024 was $398 million compared to $425 million in 2023. Of the R,D&E, net expense in 2024, 86% was for projects and programs where the Company has customer orders, typically related to vehicle models in development. The remaining 14% was mainly for new innovations, products and standardizations that will yield benefits over time.

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

The table below shows the Company's total workforce as of December 31, 2024, and 2023.

	2024	2023
Total workforce	65,200	70,300
Whereof:
Direct workforce in manufacturing	48,000	52,400
Indirect workforce	17,200	17,800
Temporary workforce	9%	11%

Talent Attraction, Development, and Retention

The Company believes that attraction, development, and retention of talent is essential to its success, especially in today's environment. The Company offers an inclusive work environment where its employees are challenged and achieve great things together. The Company seeks individuals who hold varied experiences and viewpoints to create a workplace that allows each employee to do their best work and drive the Company's collective success. The Company's workforce reflects the diversity of the countries and cultures in which it operates.

30% of the Company’s workforce is located in the Americas, 19% in Asia (excluding China), 14% in China, and 37% in Europe (including South Africa, Tunisia and Turkey).

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

Health and Safety

The Company is committed to providing a zero-injury work environment that promotes the health, safety, and welfare of its employees. Autoliv’s production facilities implement the Company's health and safety management system, which drives continuous improvement in health and safety, supported by the Company's leadership. Execution of the system is monitored through internal and external ISO 45001 occupational health and safety management system audits. At the end of 2024, 66% of the Company's production facilities were certified to the ISO 45001 standard.

Labor Relations

The Company offers fair terms and conditions of employment. The Company's overall purpose, Code of Conduct, talent development strategies, and employment policies support the principles in the United Nations Universal Declaration of Human Rights, and the International Labor Organization’s Fundamental Principles and Labor Standards.

The Company considers its relationship with its employees to be good. While there have been a small number of minor labor disputes historically, such disputes have not had a significant or lasting impact on the Company's relationship with its employees, and customer perception of its employee practices or its business results. Around 60 percent of the Company’s workforce outside the United States is covered by a collective bargaining agreement.

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

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business. Our business is directly related to LVP in the global market and by our customers, and automotive sales and LVP are the most important drivers for our sales

Automotive sales and production are highly cyclical and can be affected by general or regional economic or industry conditions, the level of consumer demand, recalls and other safety issues, labor relations issues, technological changes, fuel prices and availability, vehicle safety regulations and other regulatory requirements, governmental initiatives, trade agreements, political volatility (especially in energy producing countries and growth markets), changes in interest rate levels and credit availability, and other factors. Some regions around the world may at various times be more particularly impacted by these factors than other regions. Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, a material adverse effect on our business, results of operations, and financial condition. Our sales are also affected by the inventory levels of our customers, which we cannot predict. Customers may choose to increase or reduce inventory levels at any time, and new inventory levels may not align with historical trends. These fluctuations can add variability to our production schedules and order intake, potentially impacting our revenues and financial condition. Uncertainty regarding inventory levels may be further impacted by consumer financing programs initiated or terminated by our customers or governments, as such changes can influence the timing of sales. Changes in automotive sales and LVP and/or customers’ inventory levels will have an impact on our financial targets, earnings guidance, and estimates. In addition, we base our growth projections in part on business awards, or order intake, made by our customers. However, actual production orders from our customers may not approximate the awarded business or our estimated order intake. Any significant reduction in automotive sales and/or LVP by our customers, whether due to general economic conditions or any other factors relevant to sales or LVP, could have a material adverse effect on our business, results of operations, and financial condition.

Growth rates in safety content per vehicle, which can be impacted by changes in consumer trends, political decisions, crash test ratings and safety regulations could affect our results in the future

The Company estimates that the average global content of passive safety systems per light vehicle in 2024 was unchanged around $260. Vehicles produced in different markets may have various passive safety content values. For example, in high-income markets, light vehicles have an average passive safety content values of around $340 per vehicle, whereas in growth markets such as China and India the average passive safety content per vehicle is approximately $200 and $120, respectively. Due to the concentration of the majority of the growth in global LVP over time in growth markets, our operating results may be impacted if the passive safety content per vehicle remains low and if the penetration of automotive safety systems does not increase in these regions. As passive safety content per vehicle is also an indicator of our sales development, should these trends continue, the average value of passive safety systems per vehicle could decline.

We operate in a highly competitive market

The market for passive safety systems is highly competitive. We compete with a number of other companies that produce and sell similar products. Among other factors, our products compete on the basis of price, quality, manufacturing and distribution capability, design and performance, technological innovation, delivery, and service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger and have greater financial and other resources than us. Some of our competitors may also have a “preferred status” as a result of special relationships or ownership interests with certain customers. Our ability to compete successfully depends, in large part, on our success in continuing to innovate and manufacture products that have commercial success with our customer and end-consumers, differentiating our products from those of our competitors, continuing to deliver quality products in the time frames required by our customers, and maintaining best-cost production. We continue to invest in technology and innovation which we believe will be critical to our long-term growth. Our ability to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging technologies will be a significant factor in our ability to remain competitive. We may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, may have unintended consequences due to any limitations or failure to use them effectively. If we are unsuccessful or are less successful than our competitors in predicting the course of market development, developing innovative products, processes, and/or use of materials or adapting to new technologies or evolving regulatory, industry or customer requirements, we may be placed at a competitive disadvantage. For example, our customers are increasingly focused on developing electric vehicles. If we fail to be awarded business on electric vehicle models, or these electric vehicles are not successful commercially, it will harm our future business prospects. Our competitive environment continues to change, including increased competition from entrants outside the traditional automotive industry, creating uncertainty about the future competitive landscape. Given the competitive nature of our business, the number of awards we are awarded relative to our peers may decrease over time and our past order intake is not an indicator of future levels or order intake. Additionally, OEMs rigorously evaluate our performance and products against those of our competitors on the basis of product quality, reliability and cost-effectiveness. If one or more of our OEM customers determine that they could achieve overall better financial results by incorporating a competitor’s new or existing product, it could affect our ability to be competitive and may decrease our current market share. The inability to compete successfully could have a material adverse effect on our business, results of operations, and financial condition.

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

We are working to expand our product offerings beyond light passenger vehicles to include other mobility safety solutions. If we are not successful in expanding our product offerings or if it takes longer or costs are more than expected, it could harm our business

The Company is working to expand its product offerings to focus on mobility safety solutions. Because mobility safety product offerings are currently in the development stages, it is difficult for us to anticipate the level of sales they may generate. The expansion of our product offering will require us to invest time and resources to develop innovative products, such as wearables and two-wheeler passive safety products, that keep pace with continuing changes in industry standards and to reach new customers who have rapidly changing preferences. Our product offerings might not receive customer acceptance if customer preferences shift to other products, and our future success depends in part on our ability to anticipate and respond to these changes. If we are not successful in expanding our product offerings or if it takes longer or costs are more than expected, it could negatively impact our financial results, competitive position, and future business prospects.

RISKS RELATED TO OUR BUSINESS

We may incur material losses and costs as a result of product liability, warranty, and recall claims that may be brought against us or our customers

We face risks related to product liability claims, warranty claims, and recalls in the event that any of our products actually or allegedly are defective, fail to perform as expected, or the use of our products results, or is alleged to result, in bodily injury and/or property damage. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. Additionally, increasing regulation and reporting requirements regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in additional product liability or recall investigations or claims. See – “Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market”. Although we currently carry product liability and product recall insurance in excess of our self-insured amounts, no assurance can be made that such insurance will provide adequate coverage against potential claims, such insurance is available or will continue to be available in the appropriate markets, or that we will be able to obtain such insurance on acceptable terms in the future. The cost of such insurance has risen in recent years and our self-insured amounts have risen as well. Although we have invested and will continue to invest in our engineering, design, and quality infrastructure, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty claims or product recalls. In the future, we could experience material warranty or product liability losses and incur significant costs to process and defend these claims. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our operating results, cash flows, or financial condition. Future recalls could result in costs not covered by insurance in excess of our self-insurance, further government inquiries, litigation, reputational harm, and could divert management’s attention away from other matters. The main variables affecting the costs of a recall are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, and actual insurance recoveries. Every vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers, and the performance and remedial requirements vary between jurisdictions. Due to recall activity in the automotive industry over the past decade, some vehicle manufactures have become even more sensitive to product recall risks. Government regulators have also become more focused on potential recall risks as demonstrated by the US National Highway Traffic Safety Administration (“NHTSA”) investigation of the ARC inflators. If NHTSA proceeds with any recalls of ARC inflators, such a recall could have a material impact on our results of operations. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Product recalls in our industry, even when they do not involve our products, can harm the reputations of our customers, competitors, and us, particularly if those recalls cause consumers to question the safety or reliability of products similar to those we produce. In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis; any one or more quality, warranty or other recall issue(s) (including issues affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures which may have a severe impact on our operations, such as a global, temporary or prolonged suspension of new orders. In addition, as our products more frequently use global designs and are based on or utilize the same or similar parts, components or solutions, there is a risk that the number of vehicles affected globally by a failure or defect will increase significantly with a corresponding increase in our costs. A warranty, recall or product liability claim brought against us in excess of our available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties when the product supplied did not perform as represented. Accordingly, the future costs of warranty claims by our customers may be material. However, the final amounts determined to be due related to these matters could differ materially from our recorded warranty estimates and our business prospects, operating results, cash flows or financial condition may be materially impacted as a result. In addition, as we adopt new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. We cannot assure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims. See “If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired”.

Escalating pricing pressures from our customers may adversely affect our business

The automotive industry continues to experience aggressive pricing pressure from customers. This trend is partly attributable to the major automobile manufacturers’ strong purchasing power. As with other automotive component manufacturers, we are often expected to quote fixed prices or are forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for engineering work. Price reductions have impacted our sales and profit margins and are expected to continue to do so in the future. While we have recently received inflation related pricing concessions from most of our customers, there is no guarantee that this will occur in the future. Our future profitability will depend upon, among other things, our ability to continuously reduce our cost per unit and maintain our cost structure, enabling us to remain cost-competitive. Our profitability is also influenced by our success in designing and marketing technological improvements in automotive safety systems, which helps us offset price reductions by our customers. If we are unable to offset continued price reductions through improved operating efficiencies and reduced expenditures, these price reductions may have a material adverse effect on our business prospects, operating results, cash flows or financial condition.

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production

We, as with other component manufactures in the automotive industry, ship our products to customer vehicle assembly facilities throughout the world on a “just-in-time” basis for our customers to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) use a similar method in providing raw materials to us. However, this “just-in-time” method makes the logistics supply chain in our industry very complex and vulnerable to disruption. Disruptions in our supply chain may result for many reasons, including closures of one of our own or one of our suppliers’ facilities or critical manufacturing lines due to strikes or other labor disputes, mechanical failures, electrical outages, fires, explosions, critical pollution levels, critical health and safety and other working conditions issues (including epidemics and pandemics), natural disasters, war, political upheaval, as well as logistical complications due to labor disruptions, weather or natural disasters, acts of terrorism or violence (such as the disruptions in shipping in the Red Sea), mechanical failures, and legislation or regulation regarding the transport of hazardous goods. Inflation and pricing pressures have also negatively impacted companies in our supply chain. Additionally, we may experience disruptions if there are newly imposed trade restrictions or delays in customs processing, including if we are unable to obtain government authorization to export or import certain materials, including materials that may be viewed as dangerous such as the propellant used for our inflators. As we continue to expand in growth markets, the risk of such disruptions is heightened. The unavailability of even a single small subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production of that product, possibly for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even when products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Also, similar difficulties for other suppliers may force our customers to halt production, which may in turn impact our sales shipments to such customers. When we fail to timely deliver, we may have to absorb our own costs for identifying and resolving the ultimate problem as well as expeditiously producing and shipping replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight. If we are the cause of a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be very significant and may include consequential losses such as lost profits. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all. Thus, any such supply chain disruptions could severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time which could expose us to material claims for compensation and have a material adverse effect on our business prospects, operating results, or financial condition.

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

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Our industry may be affected from time to time by limited supplies or price fluctuations of certain key components and materials. Strong worldwide demand for certain raw materials has had a significant impact on prices and short-term availability in recent years. Such price increases have and could materially increase our operating costs and materially and adversely affect our profit margin, as direct material costs amounted to approximately 55% of our net sales in 2024, of which approximately half is the raw material cost portion. Inflation is currently high world-wide and may continue for some time, which could lead to fluctuations in interest rates. Commercial negotiations with our customers and suppliers may not always offset all of the adverse impact of higher raw material, energy, labor, logistics, and commodity costs, including those resulting from tariffs and trade restrictions (including retaliatory tariffs) due to the change in administration in the U.S. Commercial negotiations with our customers and suppliers may not be successful in the future. Even where we are able to pass price increases along to our customer, there may be (i) a lapse of time before we are able to do so such that we must absorb the cost increase, and (ii) a negative impact on our relationships with such customers and suppliers which may limit our success in securing future awards from customers and securing acceptable supplies from suppliers. In addition, no assurances can be given that the magnitude and duration of such cost increases or any future cost increases could not have a larger adverse impact on our profitability and consolidated financial position than currently anticipated. Furthermore, if costs for raw materials go down, the price for our products may decrease as well as the price is indexed to the cost of raw materials. Additionally, various government regulators require companies that manufacture products containing certain minerals and their derivatives that are known as “conflict minerals”, originating from the Democratic Republic of Congo or adjoining countries to perform due diligence and report the source of such materials. There are significant resources associated with complying with these requirements, including diligence efforts to determine the sources of conflict minerals used in our products and potential changes to our processes or supplies as a consequence of such diligence efforts. As there may be only a limited number of suppliers able to offer certified “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict free minerals from such suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all minerals used in our products through the procedures we may implement. Furthermore, our customers are also increasingly requiring us to track sustainable sources of certain raw materials, which also requires additional diligence efforts and there can be no assurance that we will be able to obtain these materials in a cost-efficient and sustainable manner. Accordingly, these rules and customer requirements may adversely affect our business prospects, operating results, cash flows, or financial condition.

Our business could be materially and adversely affected if we lost any of our largest customers or if they were unable to pay their invoices

We are dependent on a few large customers with strong purchasing power. This is the result of customer consolidation in the last few decades. In 2024, our top five customers represented around 44% of our consolidated sales, and our largest customer contract accounted for around 4% of our consolidated sales. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of business from any of our major customers (whether by lower overall demand for vehicles, cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations, and financial condition. Similarly, further consolidation of our customers in the future could make us more reliant upon a smaller group of customers for a significant portion of our consolidated sales and negatively impact our bargaining power when contracting with such customers. Customers may put us on a “new business hold,” which would limit our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. This could have a significant negative impact on our order intake. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that must be met before we are eligible to bid for new business. Meeting any such conditions within the prescribed timeframe may require additional Company resources. A failure to satisfy any such conditions may have a material adverse impact on our financial results in the long term. There is a risk that one or more of our major customers may be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a major customer enters into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely, absent special relief such as having a “preferred status”, that we will be forced to record a substantial loss. Additional information concerning our major customers is included in Note 20, Segment Information, of the Consolidated Financial Statements in this Annual Report.

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

Changes in our product mix may impact our financial performance

We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period. Our earnings guidance, estimates, and financial targets assume a certain product sales mix as well as a geographic sales mix as many of the growth markets have a lower content per vehicle. If actual results vary significantly from this projected product and geographic mix of sales, our operating results and financial condition could be negatively impacted.

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

We are and may be in the future subject to civil antitrust litigation that could negatively impact our business

The Company was previously the subject of an investigation by the European Commission (“EC”) regarding possible anti-competitive behavior among certain suppliers to the automotive vehicle industry that was resolved in 2019. The Company is subject to civil antitrust lawsuits in the UK and Germany filed by certain customers with respect to allegations over a decade ago and may be subject to such civil antitrust lawsuits in the future in countries that permit such civil claims, including lawsuits or other actions by our customers. The trial associated with the lawsuit in the UK recently concluded and a ruling in the proceeding is expected imminently. These types of lawsuits require significant management time and attention and could result in significant expenses. Any unfavorable outcomes of such lawsuits could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows, or financial condition, and our insurance may not mitigate such impact. See Note 18, Contingent Liabilities, to the Consolidated Financial Statements in this Annual Report.

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

Restructuring, efficiency, and strategic initiatives and capacity alignments are complex and difficult and at any time additional restructuring steps may be necessary, possibly on short notice and at significant cost

Our restructuring, efficiency, and strategic initiatives and capacity alignments include efforts to adjust our manufacturing capacity, direct and indirect labor workforce, and cost structure to meet current and projected operational and market requirements, including plant closures, transfer of sourcing to best cost countries, consolidation of our supplier base, and standardization of products to reduce our overhead costs and consolidate our operational centers. The successful implementation of our restructuring activities and capacity alignments will involve sourcing, logistics, technology, and employment arrangements. Because these restructuring, efficiency, and strategic initiatives and capacity alignments can be complex, there may be difficulties or delays in the implementation of any such initiatives and capacity alignments or they may not be immediately effective, resulting in an adverse material impact on our performance. In addition, there is a risk that inflation, high-turnover rates, and increased competition may reduce the efficiencies now available in best-cost countries to levels that no longer allow for cost-beneficial restructuring opportunities. Therefore, there can be no assurances that any future restructurings or capacity alignments will be completed as planned or achieve the desired results. See Note 12, Restructuring, to the Consolidated Financial Statements in this Annual Report.

A prolonged recession and/or a downturn in our industry could result in us having insufficient funds to continue our operations and external financing may not be available to us or available only on materially different terms than what has historically been available

Our ability to generate cash from our operations is highly dependent on automotive sales and LVP, the global economy, and the economies of our important markets. If LVP were to remain on low levels for an extended period of time, we would experience a significantly negative cash flow. Similarly, if cash losses for customer defaults rise sharply, we would experience a negative cash flow. Such negative cash flow could result in our having insufficient funds to continue our operations unless we can procure external financing, which may not be possible. Our access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Our ability to obtain unsecured funding at a reasonable cost is dependent on our credit ratings or our perceived creditworthiness. Our current credit rating could be lowered as a result of us experiencing significant negative cash flows, increasing our indebtedness and leverage, or a dire financial outlook, which may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our principal credit facility expires in 2029. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our principal credit facility syndicate were to default. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient external financing, we may be required to seek additional capital, sell assets, reduce or cut back our operating activities or otherwise alter our business strategy. Information concerning our credit facilities and other financings is included in Item 7 in this Annual Report in the section headed “Treasury Activities” and in Note 14, Debt and Credit Agreements, to the Consolidated Financial Statements in this Annual Report.

Our indebtedness may harm our financial condition and results of operations

As of December 31, 2024, we have outstanding debt of $1.9 billion. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation: a portion of our cash flows from operations will be dedicated to the payment of any interest or could be used for amortization required with respect to outstanding indebtedness; increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.

Governmental restrictions may impact our business adversely

Some of our customers are (or may be) owned by a governmental entity, receive various forms of governmental aid or support, or are subject to governmental influence in other forms, which may impact us as a supplier to these customers. As a result, they may be required to partner with local entities or procure components from local suppliers to achieve a specific local content or be subject to other restrictions regarding localized content or ownership. The nature and form of any such restrictions or protections, whatever their basis, is very difficult to predict as is their potential impact. However, they are likely to be based on political rather than economical or operational considerations and may materially impact our business.

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

We face risks related to our defined benefit pension plans and employee benefit plans, including the need for additional funding as well as higher costs and liabilities

Our defined benefit pension plans and employee benefit plans may require additional funding or give rise to higher related costs and liabilities which, in some circumstances, could reach material amounts and negatively affect our operating results. We are required to make certain year-end assumptions regarding our pension plans. Our pension obligations are dependent on several factors, including factors outside our control such as changes in interest rates, the market performance of the diversified investments underlying the pension plans, actuarial data and adjustments and an increase in the minimum funding requirements or other regulatory changes governing the plans. Adverse equity market conditions and volatility in the credit market may have an unfavorable impact on the value of our pension assets and our future estimated pension liabilities. Internal factors such as an adjustment to the level of benefits provided under the plans may also lead to an increase in our pension liability. If these or other internal and external risks were to occur, alone or in combination, our required contributions to the plans and the costs and net liabilities associated with the plans could increase substantially and have a material effect on our business. Information concerning our benefit plans is included in Note 19, Retirement Plans, of the Consolidated Financial Statements in this Annual Report.

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

Cybersecurity incidents or other damage to our technology infrastructure could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and operating results

We rely extensively on information technology (“IT”) networks and systems, our global data centers and services provided over the internet to process, transmit and store electronic information, and to manage or support a variety of business processes or activities across our facilities worldwide. In addition, a greater number of our employees are working remotely which may increase cybersecurity vulnerabilities and risk to our IT networks and systems. The secure operation of our IT networks and systems and the proper processing and maintenance of this information are critical to our business operations. We have been, and likely will continue to be, subject to cyber-attacks. Although we seek to deploy comprehensive security measures to prevent, detect, address and mitigate these threats, there has been an increased level of activity, and an associated level of sophistication, in cyber-attacks against large multinational companies. Threat actors, including nation state attackers, could also use artificial intelligence for malicious purposes, increasing the frequency and complexity of their attacks. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be fully implemented, complied with, or effective in safeguarding against all data security breaches, system compromises or misuses of data. Our security measures may be breached due to human or technological error, employee malfeasance, system malfunctions or attacks from uncoordinated individuals or sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers, its third-party service providers, and/or other entities with whom we do business. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Disruptions and attacks on our IT systems or the systems of third parties storing our data or employee malfeasance or human or technological error could result in the misappropriation, loss, destruction or corruption of our critical data and confidential or proprietary information, personal information of our employees, the leakage of our or our customers’ confidential information, improper use of our systems and networks, production downtimes and both internal and external supply shortages, which could have a material adverse effect on our results of operations. It may also result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and materially disrupt our operations. The potential consequences of a material cybersecurity incident include reputational damage, damaged customer relationships, loss of revenue, lower order intake in the future, theft of intellectual property, litigation with third parties, diminution in the value of our investment in research, development and engineering, diversion of the attention of management away from the operation of our business and increased cybersecurity protection and remediation costs, legal claims and liability, regulatory scrutiny, sanctions, fines or penalties (which may not be covered by our insurance policies), negative publicity, release of sensitive and/or confidential information, increases in operating expenses, or lost revenues which in turn could adversely affect our competitiveness and results of operations. To the extent that any disruption or security breach results in a misappropriation, loss, destruction or corruption of our customer’s information, it could affect our relationships with our customers, create significant expense for us to investigate and remediate damage, lead to claims against the Company and ultimately harm our business, strategy, result of operations, or financial condition. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. In the event that our systems are breached or attacked, we may also suffer an outage, failure, or unavailability of data or information technology systems, and interruptions to our business operations while such breach or attacked is being remedied; this may impact data or systems operated by us or by third-party service providers. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs. Furthermore, our technology systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunication failures. We continuously seek to maintain a robust program of information security and controls, however, any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation.

Third parties that maintain certain of our confidential and proprietary information could experience a cybersecurity incident

We rely on third parties to provide or maintain some of our IT systems, data centers and related services and do not exercise direct control over these systems. Despite the implementation of security measures at third party locations, these IT systems, data centers and cloud services are also vulnerable to security breaches or other disruptions. Additionally, we and certain of our third-party vendors, collect and store personal information in connection with human resources operations and other aspects of our business. While we obtain assurances that any third parties to whom we provide data will protect this information and, where we deem appropriate, monitor the protections they employ, there remains a risk that the confidentiality of data held by us or by third parties may be compromised, exposing us to liability for such breach.

Global climate change could negatively affect our business

Increased public awareness and concern regarding global climate change may result in more regional and/or national requirements to reduce or mitigate the effects of greenhouse gas emissions. In addition, our shareholders and customers also expect us to reduce our greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Any future regulations aimed at mitigating climate change may negatively impact the prices of raw materials and energy, as well as the demand for certain of our customer’s products which could in turn impact demand for our products and impact our results of operations. The costs of compliance and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our operation of these facilities. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations. We also face physical and transition risks from climate change. The manifestations of climate change, such as extreme weather conditions or more frequent extreme weather events, including wildfires, flooding, water stress and extreme heat, could disrupt our operations, damage our facilities, disrupt our supply chain, including our customers or suppliers, impact the availability and cost of materials needed for manufacturing or increase insurance and other operating costs. As a result, severe weather or a natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our operating results, cash flows or financial condition.

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

RISKS RELATED TO INTERNATIONAL OPERATIONS

Our business is exposed to risks inherent in international operations

We currently conduct operations in various countries and jurisdictions, including locating certain of our manufacturing and distribution facilities internationally, which subjects us to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Some of these countries are considered growth markets and emerging markets. International sales and operations, especially in growth markets, subject us to certain risks inherent in doing business abroad, including: exposure to local economic conditions; unexpected changes in laws, regulations, trade, or monetary or fiscal policy, including interest rates, foreign currency exchange rates, and changes in inflation rates; foreign tax consequences; inability to collect, or delays in collecting, value-added taxes and/or other receivables associated with remittances and other payments by subsidiaries; exposure to local political turmoil and challenging labor conditions; changes in general economic and political conditions in countries where we operate, particularly in emerging markets; expropriation and nationalization; enforcing legal agreements or collecting receivables through foreign legal systems; wage inflation; currency controls, including lack of liquidity in foreign currency due to governmental restrictions, trade protection policies and currency controls, which may create difficulty in repatriating profits or making other remittances; compliance with the requirements of an increasing body of applicable anti-bribery laws; reduced intellectual property protection in various markets; investment restrictions or requirements; and the imposition of product tariffs and the burden of complying with a wide variety of international and U.S. export laws. The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. The Organization for Economic Co-operation and Development (“OECD”) continues its base erosion and profit shifting (“BEPS”) project begun in 2015 with new proposals for a global minimum tax, further development of a coordinated set of rules for taxation and the allocation of taxing rights between jurisdictions. These proposals, if adopted by countries in which we operate, could result in changes to tax policies, including transfer pricing policies, which could ultimately impact our tax liabilities.

Changes in tax laws or policies by the U.S. or foreign jurisdictions could result in a higher effective tax rate on our worldwide earnings, and any such change could have a material adverse effect on our business prospects, cash flows, operating results and financial condition.

Our international operations also depend upon favorable trade relations between the countries where we manufacture and sell products and those foreign countries in which our customers and suppliers have operations. The current U.S. presidential administration has created uncertainty about the future relationship between the U.S. and certain of its trading partners, including with respect to the trade policies and agreements, treaties, government regulations and tariffs that could apply to trade between the U.S. and other nations. For example, the U.S. administration has indicated that it intends to impose tariffs on imports from Mexico, Canada, and the European Union. In February 2025, additional tariffs have been applied to imports from China and China responded with retaliatory tariffs on the import of American goods. Changes in national policy, other governmental action related to tariffs or international trade agreements, changes in social, political regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where the Company currently manufactures and sells products, and any resulting negative sentiments towards the Company as a result of such changes could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our cash flows, operating results and financial condition.

Increasing our manufacturing footprint in the growth markets and our business relationships with automotive manufacturers in these markets are particularly important elements of our strategy. As a result, our exposure to the risks described above may be greater in the future, and our exposure to risks associated with developing countries, such as the risk of political upheaval and reliability of local infrastructure, may increase. It could also impact importing certain foreign-produced vehicles into the U.S. Changes in national policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our cash flows, operating results and financial condition. Additionally, such trade restrictions or material increases in tariffs could impact our targets, earnings guidance, and estimates. The ultimate impact of any tariffs, including any related responses, are uncertain and will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs. Any or all of these actions could adversely affect our business, financial condition and cash flows. Increasing our manufacturing footprint in the growth markets and our business relationships with automotive manufacturers in these markets are particularly important elements of our strategy. As a result, our exposure to the risks described above may be greater in the future, and our exposure to risks associated with developing countries, such as the risk of political upheaval and reliability of local infrastructure, may increase. It could also impact importing certain foreign-produced vehicles into the U.S. Changes in national policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our cash flows, operating results and financial condition.

Unfavorable global economic conditions and geopolitical events could adversely affect our business, results of operations and financial condition

The macro-economic uncertainty has been exacerbated by the war in Ukraine and the war in Israel/Gaza, and disruptions to shipping in the Red Sea. Although the length and impact of the ongoing war/conflicts is highly unpredictable, it exacerbated volatility in commodity prices, energy prices, inflationary pressures, credit markets, foreign exchange rates and supply chain disruptions. Furthermore, governments in the United States, United Kingdom, Canada, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Existing or additional sanctions could further adversely affect the global economy and further disrupt the global supply chain. Inflation is also currently high world-wide and may continue for an unforeseen time, which could lead to fluctuations in interest rates.

Due in part to the negative impact of the war in Ukraine, we have experienced exacerbated increases in raw materials and increased costs for transportation, energy, and commodities. Although we have negotiated and continue to negotiate with our customers with respect to these additional costs, commercial negotiations with our customers may not be successful or may not offset all of the adverse impact of higher transportation, energy and commodity costs. Additionally, even if we are successful with respect to negotiations with customers relating to cost increases, there may be delay before we recover any increased costs. These may have a material negative impact on our business, results of operations, and financial condition.

Significant changes in the United States Mexico Canada Agreement (USMCA) could adversely affect our financial performance

The U.S., Mexico and Canada entered into the USMCA, a successor to the North American Free Trade Agreement (NAFTA), effective as of July 1, 2020. The USMCA changed the automotive rules of origin that dictate what percentage of an automobile must be built from parts that originated from countries in the NAFTA region. The rules require that at least 75% of parts be made in North America and that 40-45% of an automobile must be made by workers earning at least $16 an hour. Reflective of the automotive industry, our vehicle parts manufacturing facilities in the U.S., Mexico and Canada are highly dependent on duty-free trade amongst the U.S., Mexico, and Canada. The USMCA will undergo a joint review in 2026. If the USMCA is earlier terminated, or otherwise substantially amended, it could have a material adverse impact on our financial performance. The imposition of customs duties on imports into the U.S., Mexico or Canada could negatively impact our financial performance.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. At present, we hold more than 6,600 patents and patent applications covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. In addition to our in-house research and development efforts, we seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing and joint venture arrangements. Our patents and licenses expire on various dates during the period from 2025 to 2044. We do not expect the expiration of any single patent or license to have a material adverse effect on our business, operating results and financial condition. Developments or assertions by or against us relating to intellectual property rights could negatively impact our business. We primarily protect our innovations with patents and vigorously protect and defend our patents, trademarks and know-how against infringement and unauthorized use. If we are not able to protect our intellectual property and our proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. We also generate license revenue from these patents, which we may lose if we do not adequately protect our intellectual property and proprietary rights. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate, and our competitors may independently develop technologies that are similar or superior to our proprietary technologies, duplicate our technologies, or design around the patents we own or license. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S. and we may encounter significant problems in protecting and defending our intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

We may not be able to protect our proprietary technology and intellectual property rights, which could result in the loss of our rights or increased costs

Although we believe that our products and technology do not infringe the proprietary rights of others, third parties may assert infringement claims against us in the future. Additionally, we license proprietary technology, from third parties, which is covered by patents, and we cannot be certain that any such patents will not be challenged, invalidated, or circumvented. Such licenses may also be non-exclusive, meaning our competition may also be able to access such technology. Further, we expect to continue to expand our products and services and expand into new businesses, including through developing new products, acquisitions, joint ventures and joint development agreements, which could increase our exposure to patent and other intellectual property claims from competitors and other parties. If claims alleging patent, copyright or trademark infringement are brought against us and are successfully prosecuted against us, they could result in substantial costs. If a successful claim is made against us and we fail to develop non-infringing technology, our business, operating results and financial condition could be materially adversely affected. In addition, certain of our products utilize components that are developed by third parties and licensed to us. If claims alleging patent, copyright or trademark infringement are brought against such licensors and successfully prosecuted, they could result in substantial costs, and we may not be able to replace the functions provided by these licensors. Alternate sources for the technology currently licensed to us may not be available in a timely manner, may not provide the same functions as currently provided or may be more expensive than products currently used. We may develop proprietary information through our in-house research and development efforts, consulting arrangements or research collaborations with other entities or organizations. We may seek to protect this proprietary information by entering into confidentiality agreements or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, scientific advisors and other third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information.

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

Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market

Government vehicle safety regulations are a key driver in our business. Historically, these regulations have imposed ever more stringent safety regulations for vehicles. Safety regulations have a positive impact on driver awareness and acceptance of automotive safety products and technology. These more stringent safety regulations often require vehicles to have more safety content per vehicle and more advanced safety products, which has thus been a driver of growth in our business. However, these regulations are subject to change based on a number of factors that are not within our control, including new scientific or medical data, adverse publicity regarding the industry recalls and safety risks of airbags or seatbelts (for instance, to children and small adults), domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products. Changes in government regulations in response to these and other considerations could have a severe impact on our business. Although we believe that over time safety will continue to be a regulatory priority, if government priorities shift and we are unable to adapt to changing regulations, our business may suffer material adverse effects. The regulatory obligation of complying with safety regulations could increase as federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in our industry. We are subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966 (the “Vehicle Safety Act”), including a duty to report, subject to strict timing requirements, safety defects with our products. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting actions. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation (“TREAD”) Act, which requires equipment manufacturers, such as Autoliv, to comply with “Early Warning” requirements by reporting certain information to NHTSA such as: information related to defects or reports of injury related to our products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations. Due to the record recall of airbag inflators of one of our competitors, NHTSA has become more active in requesting information from suppliers and vehicle manufactures regarding potential product defects.

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

Autoliv has not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with or effective in protecting our systems and information. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, result of operations or financial condition. For a full discussion of these cybersecurity risks, please see our Risk Factors in Item 1A.

Board and management governance

Management's Role

The Chief Information Security Officer (CISO) is responsible for overseeing the Company’s cybersecurity practices. Our CISO joined Autoliv in 2015. He has 30 years of information technology experience, including seven years as CISO. The CISO reports directly to the CFO but, in line with the corporate governance model, the CISO’s activities are formally governed through a management board, the “Digitalization and IT Management Board” (“DITM Board”) comprised of the Chief Information Officer (CIO) and certain members of Autoliv’s Executive Management Team (“EMT”) representing engineering, supply chain management, operations and manufacturing, quality and project management, finance, information technology, and divisional teams. The DITM Board meets at least quarterly with cybersecurity as a standing agenda item.

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

Item 2. Properties

Autoliv’s principal executive offices are located at Klarabergsviadukten 70, Section D5, SE-111 64, Stockholm, Sweden. Autoliv’s various businesses operate in a number of production facilities and offices. Autoliv believes that its properties are adequately maintained and suitable for their intended use and that the Company’s production facilities have adequate capacity for the Company’s current and foreseeable needs. All of Autoliv’s production facilities and offices are owned or leased by operating (either subsidiary or joint venture) companies.

AUTOLIV MANUFACTURING FACILITIES

Country/Company	Location of Facility	Items produced at Facility	Owned/Leased
Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags, steering wheels and seatbelt webbing	Owned
	Nova Goiana	Seatbelts and steering wheels	Leased

Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned
VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Baoding) Vehicle Safety Systems Co., Ltd	Baoding	Airbags and steering wheels	Leased
Autoliv (Changchun) Vehicle Safety Systems Co., Ltd.	Changchun	Airbags and seatbelts	Owned
Autoliv (China) Steering Wheel Co., Ltd.	Fengxian/Shanghai	Steering wheels	Owned
Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned
Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Seatbelts	Owned
Autoliv Shenda (Nanjing) Automotive Components Co., Ltd.	Nanjing	Seatbelt webbing	Owned
Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Airbags	Owned
Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Seatbelt webbing	Owned
Autoliv (Jiangsu) Automotive Safety Components Co., Ltd.	Jintan	Propellant, Airbag initiators and Airbag inflators	Owned
Autoliv (China) Automotive Safety Systems Co., Ltd.	Nantong	Airbag cushions	Owned
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Estonia
AS Norma	Tallinn	Seatbelts and belt components	Owned

France
Autoliv France SNC	Gournay-en-Bray	Airbags	Owned
Autoliv Isodelta SAS	Chiré-en-Montreuil	Steering wheels and covers	Owned
Livbag SAS	Pont-de-Buis	Airbag inflators	Owned
N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Airbag initiators and seatbelt micro gas generators	Owned

Hungary
Autoliv Kft.	Sopronkövesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts, airbags	Owned
	Mysore	Seatbelt webbing and Airbag Cushions	Owned
	Badli	Airbags and steering wheels	Leased
	Pune	Airbag and Airbag cushions	Leased
	Chennai	Airbag inflators	Owned

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts, airbags and steering wheels	Owned

Japan
Autoliv Japan Ltd.	Chubu	Airbags and steering wheels	Owned
	Hiroshima	Airbags	Owned
	Tsukuba	Airbags, seatbelts and steering wheels	Owned

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Steering wheels	Owned
Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts	Owned
Autoliv Safety Technology de Mexico S.A. de C.V.	Tijuana	Seatbelts	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Airbag cushions	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Airbags	Leased
Autoliv Mexico S.A. de C.V.	Aguascalientes	Steering wheels	Owned

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags	Owned

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts, seatbelt webbing, seatbelt components, airbag inflators, steering wheels	Owned
	Lugoj	Airbag cushions and airbags	Owned
	Resita	Airbag cushions	Owned
	Sfantu Georghe	Steering wheels	Owned
	Onesti	Steering wheels	Leased
	Rovinari	Seatbelts	Owned

South Africa
Autoliv Southern Africa (Pty) Ltd.	Krügersdorp	Seatbelts and airbags	Owned

South Korea
Autoliv Corporation	Hwasung	Airbags and steering wheels	Owned

Spain
Autoliv BKI S.A.U.	Valencia	Airbags	Owned

Sweden
Autoliv Sverige AB	Vårgårda	Airbag inflators	Owned

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts, Airbag cushions and Steering wheels	Owned
	Chonburi	Seatbelt components	Leased

Tunisia
STE ASW3 Nadour	El Fahs	Steering wheels	Owned & Leased
STE ASW3 Nadour	Nadhour	Steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelts	Owned
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S. Gebze-Subesi	Gebze-Kocaeli	Airbags, Steering wheels and Seatbelt components	Leased

United Kingdom
Airbags International Ltd	Congleton	Airbag cushions	Owned

USA
Autoliv ASP, Inc.	Brigham City	Airbag inflators	Owned
	Ogden	Airbags	Owned
	Ogden	Airbags and service parts	Leased
	Promontory	Propellant	Owned
	Tremonton	Airbag initiators and seatbelt micro gas generators	Owned

AUTOLIV TECHNICAL CENTERS AND CRASH TEST TRACKS

Country/Company	Location	Product(s) supported
China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd.	Shanghai	Inflators and pyrotechnics customer applications, airbags, steering wheels and seatbelts customer applications and platform development with full-scale test laboratory

France
Autoliv France SNC	Gournay-en-Bray	Airbags and seatbelts customer applications and platform development with full-scale test laboratory
Livbag SAS	Pont-de-Buis	Inflator and pyrotechnic development

Germany
Autoliv B.V. & Co. KG	Dachau	Customer applications and platform development, airbags with full-scale test laboratory

India
Autoliv India Private Ltd.	Bangalore	Airbags and seatbelts with sled testing

Japan
Autoliv Japan Ltd.	Tsukuba	Airbags and seatbelts customer applications and platform development with sled test laboratory

Mexico
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Queretaro	Technical center airbag

Poland
Autoliv Poland Sp. zo.o.	Jelcz	Airbags applications and platform development

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts with sled test laboratory

South Korea
Autoliv Corporation	Seoul	Airbags and seatbelts customer applications and platform development with sled test laboratory

Sweden
Autoliv Development AB	Vårgårda	Research center
Autoliv Sverige AB	Vårgårda	Airbags customer applications, inflator and special safety products development with full-scale test laboratory

USA
Autoliv ASP, Inc.	Auburn Hills	Airbags, steering wheels, and seatbelts customer applications and platform development with sled test laboratory
	Ogden	Airbags, inflators and pyrotechnics customer applications and platform development

Item 3. Legal Proceedings

In the ordinary course of its business, the Company is subject to legal proceedings brought by or against the Company and its subsidiaries.

See Note 18, Contingent Liabilities, to the Consolidated Financial Statements in this Annual Report for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part I, Item 3 – “Legal Proceedings” by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shareholder information

The primary exchange market for Autoliv’s securities is the New York Stock Exchange (NYSE) where Autoliv’s common stock trades under the symbol “ALV”. Autoliv’s Swedish Depositary Receipts (SDRs) are traded on NASDAQ Stockholm under the symbol “ALIV SDB”. Options in SDRs trade on Nasdaq Stockholm under the name “Autoliv SDB”. Options in Autoliv shares are traded on NASDAQ OMX PHLX and on NYSE Amex Options under the symbol “ALV”.

Stock Performance Graph

The graph and table below show the cumulative total shareholder return for our common stock since December 31, 2019. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones US Auto Parts Index.

The comparison assumes $100 was invested at the closing price of our common stock on the NYSE on December 31, 2019. Each of the returns shown assumes that all dividends paid were reinvested.

250.00
200.00
150.00
100.00
50.00
0.00
12-31-2019
12-31-2020
12-31-2021
12-31-2022
12-31-2023
12-31-2024
Autoliv, Inc.
S&P 500
Dow Jones US Auto Parts Index

(USD)	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Autoliv, Inc.	$100.00	$109.99	$125.95	$96.47	$142.82	$124.65
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Dow Jones US Auto Parts Index	100.00	116.02	139.01	100.92	99.55	75.85

Number of shares

As of December 31, 2024, the number of shares of common stock outstanding, net of treasury shares, was 77.7 million, compared to 82.6 million as of December 31, 2023. The Company repurchased and immediately retired approximately 5.1 million shares during 2024.

During 2024, the weighted average number of shares outstanding (excluding dilution and treasury shares) decreased to 80.2 million from 85.0 million in 2023. Assuming dilution, the weighted average number of shares outstanding for the full year 2024 decreased to 80.4 million from 85.2 million in 2023.

Stock options (if exercised) and granted Restricted Stock Units (RSUs) and Performance Shares (PSs) could increase the number of shares outstanding as of December 31, 2024 by 0.5 million shares in the aggregate. Combined, this would add 0.6% to the number of shares outstanding as of December 31, 2024.

On December 31, 2024, the Company had 2.7 million treasury shares compared to 4.9 million as of December 31, 2023. During 2024, the Company also retired 2.0 million shares that had been held in treasury.

Shareholders

As of February 13, 2025, there were 1,196 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but significantly higher.

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

Stock repurchase program

The table in Exhibit 26 provides information with respect to total common stock repurchases made by the Company during the three months period ended December 31, 2024 on NYSE.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Aggregate Maximum Number of Shares that Yet May Be Purchased Under the Plans or Programs (3)
October 1-31, 2024	225,991	$95.57	9,346,800	7,653,200
November 1-30, 2024	549,111	$98.27	9,895,911	7,104,089
December 1-31, 2024	268,851	$98.34	10,164,762	6,835,238

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

(3) In November 2021, the Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million shares, whichever comes first, between January 2022 and the end of 2024. On November 11, 2024, the Company announced that the Board of Directors approved the extension of this stock repurchase program through the end of 2025. As of December 31, 2024, the Company may purchase up to $0.5 billion or up to 6.8 million common shares pursuant to the existing program.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Trends

The discussions and analysis in this section are focused on the Company’s results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. Discussions of the Company's results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 2023, which was filed with the United States Securities and Exchange Commission on February 20, 2024.

Autoliv, Inc. (the “Company”) provides automotive safety systems to the automotive industry with a broad range of product offerings, primarily passive safety systems. In the year ended December 31, 2024, a number of factors influenced the Company’s results of operations, including:

•
Customer call-off volatility improved, yet remains above pre-pandemic levels, limiting productivity.
•
Cost inflation moderated but remains elevated, especially for labor
•
Continued growth above LVP despite unfavorable LVP mix development
•
Order intake impacted by developments in technology, geopolitics and customer landscape.
•
Strategic and structural initiatives
•
Continued focus on operational excellence and quality

	2024			2023
YEARS ENDED DEC. 31 (DOLLARS IN MILLIONS, EXCEPT EPS)	Reported1)	change		Reported1)	change
Global light vehicle production (in thousands)	86,708	(1.2)%		87,772	10%
Consolidated net sales	$10,390	(0.8)%		$10,475	18%
Operating income	979	42%		690	4.7%
Operating margin, %	9.4	2.8	pp	6.6	(0.9)	pp
Net income attributable to controlling interest	646	33%		488	15%
Earnings per share - diluted2)	8.04	40%		5.72	18%
Net cash provided by operating activities	1,059	7.8%		982	38%
Return on capital employed, %	25.0	7.3	pp	17.7	0.2	pp

1) Reported figures impacted by costs for capacity alignments and antitrust related matters. See section Items affecting comparability and Note 12 to the Consolidated Financial Statements included herein.

2) Net of treasury shares.

Customer call-off volatility

2024 saw global LVP decline by around 1.2% (according to S&P Global January 2025). Our sales to customers are based on production schedule order quantities and delivery dates that are communicated to us by our customers, which we refer to as “call-off” plans. We saw an improvement in call-off volatility in 2024, especially in the second half year. This improvement supported our improvement in operating efficiency and productivity, including a significant reduction in direct workforce. However, customer call-off volatility remained higher than pre-pandemic levels, and low customer demand visibility and changes to customer call-offs with short notice still had a negative impact on our production efficiency and profitability. Geopolitical uncertainties could continue to create a challenging operating environment. We also see a likelihood that there could be new or increased tariffs or other related trade restrictions imposed in 2025 that may impact our operations. We continue to closely monitor the situation and are prepared to remain agile in responding to any such developments.

Inflation

Cost pressures from labor, in our own operations and related to our suppliers' labor costs, had a negative impact on our profitability in 2024. Most of the inflationary cost pressure was offset by customer price and other compensations. Changes in raw material costs had a limited impact on our profitability in 2024. The Company expects only limited raw material price changes in 2025. We also expect continued cost pressure from inflation relating mainly to labor, including increased labor costs for our suppliers, especially in Europe and the Americas. The Company continues to execute on productivity and cost reduction activities to offset these cost pressures, and we continue to seek inflation compensation from our customers. The Company believes price adjustments will gradually offset the cost inflation, with limited positive effects in the first quarter and gradual improvement as the year progresses.

GROWTH IMPACTED BY LIGHT VEHICLE PRODUCTION AND SAFETY CONTENT PER VEHICLE

The most important driver for Autoliv’s sales is the LVP. In 2024, global LVP declined by 1.2%.

Light Vehicle Production1)
		2024		2023		Change 2024 vs 2023
		(000´) units	% global	(000´) units	% global	(000´) units	%
Americas		16,990	20%	17,283	20%	(293)	(1.7)%
	North America	14,042	16%	14,386	16%	(344)	(2.4)%
	South America	2,948	3.4%	2,897	3.3%	51	1.8%
Europe		16,982	20%	17,816	20%	(834)	(4.7)%
Asia		50,545	58%	50,410	57%	136	0.3%
	China	29,241	34%	28,069	32%	1,172	4.2%
	Japan	7,730	8.9%	8,472	9.7%	(742)	(8.8)%
	South Korea	4,073	4.7%	4,169	4.7%	(96)	(2.3)%
	India	5,613	6.5%	5,393	6.1%	220	4.1%
	Other Asia	3,888	4.5%	4,306	4.9%	(418)	(9.7)%
Other		2,191	2.5%	2,263	2.6%	(72)	(3.2)%
Global Total		86,708		87,772		(1,063)	(1.2)%
1) Source: S&P Global, January 2025

The increase in LVP in China of 4.2% was significantly more than what was expected in the beginning of the year, driven mainly by a multitude of successful launches of new models by domestic Chinese OEMs, especially BYD. The LVP decline of 4.7% in Europe was impacted by affordability issues and technology uncertainties. The LVP decline in North America LVP was mainly driven by vehicle inventory corrections. Japan declined by 8.8% impacted by model homologation issues.

The different LVP growth rates for different regions in 2024 was dilutive to global safety content per vehicle (CPV), as LVP in several high CPV regions declined while LVP increased in some lower CPV regions. The highest CPV region is North America, and its share of global LVP declined by 0.2pp to 16.2%. The second highest CPV region is Europe, and its share of global LVP declined by 0.7pp, to 19.6%. The lowest major CPV region is India, which saw its share of LVP increase from 6.1% to 6.5%. CPV in China is below the global average, and China’s share of global LVP increased from 32.0% to 33.7%. Japan’s share decreased to 8.9% from 9.7%. Additional dilution to global CPV came from the difference in growth within China, where lower CPV models and segments grew strongly while higher CPV models and segments growth was limited or negative. LVP growth for Domestic Chinese OEMs with typically lower CPV was 18% compared to global OEMs with typically higher CPV saw LVP decline by 9.5%. Combined with the regional growth differences, we estimate this shift in LVP mix contributed negatively to our sales growth by between 2 to 3 pp. The Company estimates that its market share decreased from around 45% in 2023 to around 44% in 2024. The main reasons for this change are the difference in regional LVP growth outlined above and that component sales, which is growing fast, especially to BYD, is not part of market share calculation.

Despite macro-economic uncertainties in parts of the world, we expect light vehicle markets to grow both in the medium and long term, driven by pent-up end user demand and a growing GDP/capita.

Due to more stringent crash test rating requirements, by institutes such as Euro NCAP, increased government regulations and increasing consumer demand for more safety in emerging markets, the Company sees vehicle manufacturers installing more airbags and more advanced seatbelt systems in vehicles. This generally takes place when new models are introduced. The safety standards of vehicles are increasing in China, India, and other growth markets, partially due to new government regulations and crash test rating programs. This is supporting higher installation rates of airbags and more advanced seatbelts, impacting CPV positively. Commercial customer recoveries compensating for increased labor costs also added to CPV in 2024, partly offset by negative effects from continued productivity related pricing pressure from vehicle manufacturers. CPV increased in Japan, Europe and India, was unchanged in North America while it decreased in China due to the changes in LVP mix outlined above. The changes in regional and model mix diluted global CPV by 2 to 3pp leading to a global CPV that was unchanged compared to 2023. Together with the positive pricing and the execution of the Company's strong order book, this supported an organic growth (Non-U.S. GAAP measure) of around 1.6pp above growth in global LVP. The average global safety CPV (airbags, pedestrian safety, seatbelts, and steering wheels) amounted to around $260 in 2024.

The Company believes that the more stringent crash rating requirements and consumer demand for more safety should enable the global automotive safety market to grow around 1-2 percentage points per year faster than the global LVP in the medium and long term. This excludes the impact from cost inflation related price increases.

The past years’ high order intake share has resulted in the Company's sales development outperforming the underlying LVP significantly. In the past 5 years, the Company's organic sales development outpaced global LVP between around 2 and 9 percentage points every year. During 2024, growth was positively affected through recent launches of several new models, including Subaru Forester, Hyundai Santa Fe, Nissan Kicks, Dacia Duster, Toyota Landcruiser, Zeekr 7z and Toyota 4Runner.

The Company estimates that the sales to Electric Vehicles (not including PHEVs) amounted to around $1.4 billion in 2024.

GLOBAL FOOTPRINT WELL ADAPTED TO THE GEOGRAPHIC TREND SHIFT IN AUTOMOTIVE PRODUCTION

The Company's regional sales mix continues to be balanced with 28% of sales in Europe, 33% in the Americas and 19% in Asia, excluding China in 2024, compared to 27%, 34% and 19%, respectively, in 2023. The Company's sales in the important Chinese market was 19% of total sales in 2024 compared to 20% in 2023.

The balanced regional sales mix has been achieved through timely investments and strengthening of technical and support capabilities in growth markets.

ORDER INTAKE ADDING TO AN ALREADY STRONG CUSTOMER BASE

The Company's order intake in 2024, with high win rates for new platforms with both new and traditional OEMs as well as for both EV and ICE platforms, added to the Company's already strong base, which includes supplying products to more than 1,300 vehicle models and around 100 car brands. The order intake in 2024 supports the Company's ability to defend its around 45% sales market share in the near and medium term. For several years, the automotive industry face some key trends that impacts the industry, notably changes in technologies as well as geographic growth differences with the emergence of new automakers are particularly visible in China. Autoliv have therefore increasingly focused resources on developing new products and to strengthen our position with new automakers to capture the growth opportunities that comes with these changes. This includes long term development agreements with several new automakers in China in recent years as well as increased investments in capacity and capabilities in India. The order intake from new automakers, mainly in China and North America, accounted for nearly 1/3 of our total order intake in 2024. We won multiple awards supporting new market- and industry trends like foldable steering wheels for self-driving vehicles including new types of driver airbags that deploys from the dashboard or ceiling The 2024 order intake included high win rates with new automakers. In China, the Company estimates that around 60% of order intake in 2024 was with domestic Chinese OEMs, which supports our expectation that domestic OEMS in China will continue to increase its share of the Company's sales in China in 2025. New order intake is defined as the sales value of awards for future business, received within that year. The lifetime value is calculated using detailed assumptions of price and volumes over the years of production and the exchange rates prevailing at the time of receiving the order.

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

In 2024, OEMs sourcing of new business was at the lowest level since 2018 for the industry, as OEMs are reconsidering certain future product offerings due to geopolitical and technological uncertainties. The Company's order intake share for 2024 continued on a high level. Even so, the low level of OEM sourcing activity in 2024 resulted in a lower order intake in 2024 for the Company. The estimated life-time sales for all orders booked in 2024 is around $7.4 billion, compared to around $11.8 billion in 2023. As sourcing of several large platforms were pushed into 2025, we expect a rebound of OEM sourcing activity and Autoliv order intake in 2025.

STRATEGIC INITIATIVES AND STRUCTURAL IMPROVEMENTS

2024 light vehicle market was impacted by a technological and geopolitical uncertainties with continued high customer call-off volatility and inflationary pressure on costs for labor. In response, Autoliv management continued to implement strict cost control measures, as well as initiating significant structural cost reduction measures. In June 2023, the Company communicated a cost reduction framework which included the intent to reduce our indirect headcount by up to 2,000, and to improve direct labor productivity equivalent to up to a 6,000 direct workforce reduction. Based on the intended indirect workforce reductions, the Company estimates that the annual cost reductions will amount to around $135 million in total annual savings when fully implemented, with around $50 million in savings recorded in 2024, which is expected to increase to around $100 million in 2025 and the remaining amount in 2026 and 2027.

At the end of 2024, around 1,400 of the planned indirect reductions were completed. We also saw positive results on direct labor efficiency in 2024, especially in the second half year.

The provision, net of reversals, for restructuring activities in 2024 amounted to $18 million compared to $(210) million in 2023. As of December 31, 2024, the Company had $151 million reserved in its balance sheet related to restructuring compared to $213 million last year. For more information, see Note 12, Restructuring, to the Consolidated Financial Statements included herein.

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

IMPROVED EFFICIENCIES THROUGH OPERATIONAL EXCELLENCE

Pricing pressure is an inherent part of the automotive supplier business. Price reductions are generally higher on newer products with strong volume growth compared to older products, where both the possibilities to re-design the product to reduce costs and market growth are less. Price reductions can also depend on the business cycle and raw material price development. For the five-year period 2017-2021, the Company estimates the average reduction of product prices on existing programs to have been in the range of around 2-4% annually. In 2022, the pricing environment changed to some extent due to high raw material price and cost increases, which led to renegotiations with customers regarding commercial terms. These discussions resulted in a net positive price development, gradually implemented throughout the year. This was also the case in 2023, and for 2024 as well, albeit at a lower level.

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
•
Strategic Initiatives, including Automation, Digitalization, Supply Chain Management Effectiveness and RD&E Effectiveness.

The Company's historic experience is that the continuous improvement strategies have enabled productivity improvement at or above its target of 5%. However, the Company had not achieved its 5% productivity target since the COVID-19 pandemic in 2020, due to the related decline in LVP in 2020 and the high volatility in customer call-offs in 2021, 2022 and 2023 driven by the industry wide supply chain instability, especially for semiconductors. In 2024, however, the Company achieved its 5% productivity target, as gradual improvement in customer call -off volatility enabled an improved operational efficiency.

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

Quality has been and always will be the Company's number one priority, and the Company continues to sharpen its focus in this area. The Company now holds a global market share in passive safety of around 44%, while the Company has been involved in around 2% of recalls in the industry in the past ten years. This indicates that the Company is delivering on its quality strategy. For more information see product warranty and recalls in Note 13, Product Related Liabilities, to the Consolidated Financial Statements in this Annual Report.

CHANGES IN COMPETITIVE AND CUSTOMER LANDSCAPE

The Company has not noted any significant changes in the competitive landscape in 2024. We consider Joyson Safety Systems, a part of Ningbo Joyson Electronic Corp., and ZF LIFETEC, a part of ZF Friedrichshafen AG, to be global competitors to Autoliv. In addition, there are several smaller regional and product specific competitors, especially in China.

The customer landscape is gradually changing, with a multitude of new OEMs emerging in recent years. This is especially prominent within electric vehicles and in China. In China, domestic OEMs have gained significant market shares and as a group now has larger market share than global OEMs have in China. Autoliv's sales to domestic OEMs in China has grown rapidly. In 2022, this group accounted for 22% of Autoliv's sales in China, and in 2024 their share of Autoliv sales in China was 37%. The fastest growing OEM in China in recent years is BYD. BYD has a uniquely high degree of vertical integration, with a large proportion of in-house sourcing of products and systems. This includes passive safety systems, which is supplied by its subsidiary FinDreams Technology. Autoliv supplies components, especially inflators, to FinDreams Technology. In 2024, the institutional alliance between Renault, Nissan, and Mitsubishi ended.

CAPITAL STRUCTURE

The Company’s net debt stood at $1,554 million on December 31, 2024. This was an increase of $187 million compared to December 31, 2023. Total interest-bearing debt at December 31, 2024 amounted to $1,909 million, an increase of $47 million compared to December 31, 2023.

Cash flow from operations was $1,059 million in 2024 and $982 million in 2023. Capital expenditures, net amounted to $563 million in 2024 and $569 million in 2023. During 2024 and 2023 the Company paid dividends of $219 million and $225 million, respectively.

It is the Company’s policy to maintain a financial leverage commensurate with a “strong investment grade credit rating”. The long-term target is to have a leverage ratio (see section Non-U.S. GAAP Performance Measures) of around 1.0x and to be within the range of 0.5x to 1.5x. At December 31, 2024, the current leverage ratio is 1.2x. The Company monitors its capital structure and the financial markets closely and intends to maintain a high level of financial flexibility while being shareholder friendly.

As part of the adjustment of the capital structure, the Company historically has repurchased shares of its common stock. During 2024 and 2023, the Company repurchased and retired 5.1 million and 3.7 million shares, respectively, under the new stock repurchase program approved by the Board of Directors in November 2021. This stock repurchase program authorizes the Company to repurchase up to $1.5 billion or up to 17 million shares (whichever comes first) between January 2022 and the end of 2024. In November 2024, the Board of Directors approved the extension of this stock repurchase program through the end of 2025.

In 2024, the Company retired an additional 2 million shares held in Treasury stock. After the retirements, the Company continues to hold around 2.7 million shares of common stock in treasury.

Outlook for 2025

In addition to the assumptions noted below, the Company's guidance for 2025 is mainly based on our customer call-offs, the achievement of our targeted cost compensation effects and no material changes to tariffs or trade restrictions.

Full year 2025 Guidance
Organic sales growth	Around 2%
Adjusted operating margin1)	Around 10-10.5%
Operating cash flow2)	Around $1.2 billion
Capital expenditures, net, % of sales	Around 5%
1) Excluding effects from capacity alignments, antitrust related matters and other discrete items. 2) Excluding unusual items.

Full year 2025 Assumptions
LVP growth	Around 0.5% negative
Foreign currency impact on net sales	Around 2% negative
Tax rate3)	Around 28%
3) Excluding unusual tax items.

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

Significant Legal Matters

See Item 3. Legal Proceedings and Note 18 Contingent Liabilities to the Consolidated Financial Statements in this Annual Report.

results of operations

Consolidated net sales in 2024 decreased by 0.8% compared to 2023. Excluding negative currency translation effects of 1.2%, the organic sales increased (Non-U.S. GAAP measure, see reconciliation table below) by 0.4% compared to the global LVP decrease of 1.2% (according to S&P Global, Jan 2025). The 1.6pp outperformance was mainly driven by new product launches, and to a lesser extent higher prices, partly offset by negative customer and model mix.

Sales by Product

	Years ended December 31,			Components of change in net sales
	2024	2023	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$7,023	$7,055	(0.5)%	(1.2)%	0.7%
Seatbelt products and Other2)	3,367	3,420	(1.6)%	(1.3)%	(0.2)%
Total	$10,390	$10,475	(0.8)%	(1.2)%	0.4%

1) Effects from currency translations.

2) Including Corporate and Other sales.

Airbags, Steering Wheels and Other

Sales grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 0.7% in 2024. The largest contributor to the increase was steering wheels, followed by center airbags, side airbags, inflatable curtains and inflators, partly offset by decreases for passenger airbags, knee airbags and driver airbags.

Seatbelt Products and Other

Sales for Seatbelt Products and Other declined organically (Non-U.S. GAAP measure, see reconciliation table above) by 0.2% in the period. Sales decreased organically in China and Europe, while it increased in Asia excluding China and the Americas.

Sales by Region

	Years ended December 31,			Components of change in net sales
	2024	2023	Reported change	Currency effects 1)	Organic 3)
Americas	$3,424	$3,526	(2.9)%	(1.2)%	(1.7)%
Europe	2,946	2,877	2.4%	1.0%	1.4%
China	2,010	2,105	(4.5)%	(1.3)%	(3.2)%
Asia excl. China	2,010	1,968	2.2%	(4.4)%	6.6%
Total	$10,390	$10,475	(0.8)%	(1.2)%	0.4%

1) Effects from currency translations.

Autoliv’s global sales increased organically (Non-U.S. GAAP measure, see reconciliation table above) by 0.4% in 2024 compared to 2023, which was around 1.6 percentage points better than global LVP (according to S&P Global, January 2025).

Our organic sales growth (Non-U.S. GAAP measure) outperformed LVP growth by 11 percentage points in Asia excluding China supported by strong outgrowth in India, Japan and South Korea. We outperformed by 6.1 percentage points in Europe due mainly to product launches and to a smaller extent higher prices, while it was in line with LVP growth in Americas. Our sales growth underperformed LVP growth by 7.4 percentage points in China. LVP growth in China was tilted to domestic OEMs with typically lower safety content. Domestic OEM LVP in China grew by 18% while LVP declined by 9.5% for global OEMs in China in 2024. Autoliv's sales to domestic OEMs increased by 24% in 2024.

2024 Organic Growth (Non-U.S. GAAP measure)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	(1.7)%	1.4%	(3.2)%	6.6%	0.4%
Main growth drivers	Toyota, Honda, VW	Renault, Mercedes, Ford	Geely, Chery, Changan	Hyundai, Suzuki, Tata	Geely, Mercedes, Renault
Main decline drivers	Stellantis, EV OEM, Nissan	Stellantis, Volvo, Fisker	GM, Honda, EV OEM	Nissan, Mazda, Renault	Stellantis, EV OEM, GM

Condensed Statement of Income

	Years ended December 31,
(Dollars in millions, except per share data)	2024	2023	Change
Net Sales	$10,390	$10,475	(0.8)%
Gross profit	1,927	1,822	5.8%
% of sales	18.5%	17.4%	1.2	pp
S, G&A	(530)	(500)	6.0%
% of sales	(5.1)%	(4.8)%	(0.3	)pp
R, D&E, net	(398)	(425)	(6.3)%
% of sales	(3.8)%	(4.1)%	0.2	pp
Other income (expense), net	(19)	(207)	(91)%
Operating income	979	690	42%
% of sales	9.4%	6.6%	2.8	pp
Adjusted operating income1)	1,007	920	9%
% of sales	9.7%	8.8%	0.9	pp
Financial and non-operating items, net	(105)	(77)	35%
Income before taxes	875	612	43%
Income taxes	(227)	(123)	84%
Tax rate	26.0%	20.1%	5.9	pp
Net income	648	489	32%
Earnings per share, diluted2)	8.04	5.72	40%
Adjusted earnings per share, diluted1,2)	8.32	8.19	2%

1) Assuming dilution and net of treasury shares.

2) Non-U.S. GAAP Measure.

Gross Profit

In 2024, gross profit increased by $106 million and the gross margin increased by 1.2pp compared to 2023. The improvement was mostly due to that better customer call-off accuracy supported an improved operational efficiency with around $82 million in lower costs for labor, premium freight and waste and scrap. The gross profit increase was also, to a lesser extent, supported by positive effects from lower material costs. The main offsetting factor to the improvement were negative effects of lower sales.

Operating Income

Operating income increased in 2024 by $290 million, mainly due to lower capacity alignment accruals as outlined below, and the increase in gross profit, as outlined above.

Selling, General and Administrative (S,G&A) expenses increased in 2024 by $30 million. The main reason for the cost increase was higher costs for personnel, due to high wage inflation. S,G&A costs in relation to sales increased from 4.8% to 5.1%.

Research, Development & Engineering (R,D&E) expenses, net decreased in 2024 by $27 million, Higher engineering income explained almost the entire improvement. R,D&E, net, in relation to sales decreased from 4.1% to 3.8%. The Company consider a level of around 4% to be representative for its business scope.

Other income (expense), net was an expense of $19 million in 2024 compared to an expense of $207 million in 2023. Almost all of the $188 million in lower expense was due to lower capacity alignment accruals in 2024 compared to 2023. The high level of capacity alignment accrual in 2023 relate to a structural efficiency program aiming at reducing indirect headcount by up to 2,000. No significant further accruals are expected for this program.

Financial and Non-operating Items, net

Costs for Financial and non-operating items, net, costs increased by $27 million in 2024 compared to previous year, mainly due to $14 million in increased interest expense as the result of higher debt and higher interest rates, and $13 million in increased expenses for Other non-operating items.

Income Taxes

The tax rate for 2024 was 26.0%, compared to 20.1% in 2023. Discrete tax items, net, decreased the tax rate in 2023 by 17.3pp, mainly related to a net deferred tax asset recognized in the fourth quarter of 2023 due to the transfer of certain assets and operations as part of restructuring activities. Discrete tax items, net, decreased the tax rate in 2024 by 4.8pp. In addition, country mix impacted the 2024 tax rate favorably by 6.1pp compared to the prior year. The Company considers a tax rate in the range of 25%-30% to be within normal parameters.

Net Income and Earnings Per Share

Net income in 2024 increased by $159 million compared to 2023. Earnings per share, diluted increased by $2.32 compared to a year earlier, where the main drivers were $2.83 from higher operating income and $0.45 from lower number of outstanding shares, diluted, partly offset by $0.76 from higher taxes and $0.21 from higher financial and non-operating items, net.

The weighted average number of shares outstanding assuming dilution in 2024 was 80.4 million compared to 85.2 million in 2023.

Non-GAAP Performance Measures

In this annual report, the Company sometimes refers to non-GAAP measures that the Company and securities analysts use in measuring Autoliv’s performance.

The Company believes that these measures assist management and investors in analyzing trends in the Company’s business for the reasons given below. Investors should not consider these non-GAAP measures as substitutes for, but rather as additions to, financial reporting measures prepared in accordance with GAAP.

These non-GAAP measures have been identified, as applicable, in each section of this annual report with tabular presentations provided below, reconciling them to GAAP.

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

See tabular reconciliations above, that present changes in “organic sales growth” as reconciled to the change in total GAAP net sales.

Net debt

The Company, from time to time enters into “debt-related derivatives” (DRDs) as a part of its debt management and as part of efficiently managing the Company’s overall cost of funds. Creditors and credit rating agencies use net debt adjusted for DRDs in their analyses of the Company’s debt, therefore we provide this non-U.S. GAAP measure. DRDs are fair value adjustments to the carrying value of the underlying debt. Also included in the DRDs is the unamortized fair value adjustment related to a discontinued fair value hedge that will be amortized over the remaining life of the debt. By adjusting for DRDs, the total financial liability of net debt is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of GAAP measure "Total debt" to non-GAAP measure “Net debt”

DECEMBER 31 (Dollars in millions)	2024	2023
Short-term debt	$387	$538
Long-term debt	1,522	1,324
Total debt	1,909	1,862
Cash and cash equivalents	(330)	(498)
Debt issuance cost/Debt-related derivatives, net	(24)	3
Net debt	$1,554	$1,367

Adjusted operating income, adjusted operating margin and adjusted diluted Earnings per share (EPS)

Adjusted operating margin and adjusted diluted EPS are non-GAAP measures the Company uses to evaluate its business, because the Company believes it assists investors and analysts in comparing the Company's performance across reporting periods on a consistent basis by excluding items that are non-operational or non-recurring in nature (such as costs related to capacity alignments, costs related to antitrust matters and for diluted EPS unusual tax items) and that the Company does not believe are indicative of its core operating performance and underlying business trends. Adjusted operating margin and adjusted diluted EPS, as shown in the table below, should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, including operating margin and diluted EPS.

Reconciliation of GAAP measure "Operating income" to Non-GAAP measure "Adjusted Operating income"

(Dollars in millions)	2024	2023
Operating income (GAAP)	$979	$690
Non-GAAP adjustments:
Less: Capacity alignments	19	218
Less: The Andrews litigation settlement	-	8
Less: Antitrust related items	8	4
Total non-GAAP adjustments to operating income	27	230
Adjusted Operating income (Non-GAAP)	$1,007	$920

Reconciliation of GAAP measure "Operating margin" to Non-GAAP measure "Adjusted Operating margin"

	2024	2023
Operating margin (GAAP)	9.4%	6.6%
Non-GAAP adjustments:
Less: Capacity alignments	0.2%	2.1%
Less: The Andrews litigation settlement	-	0.1%
Less: Antitrust related items	0.1%	0.0%
Total non-GAAP adjustments to operating margin	0.3%	2.2%
Adjusted Operating margin (Non-GAAP)	9.7%	8.8%

Reconciliation of GAAP measure "Earnings per share - diluted" to Non-GAAP measure "Adjusted Earnings per share - diluted"

	2024	2023
Earnings per share - diluted (GAAP)	$8.04	$5.72
Non-GAAP adjustments:
Less: Capacity alignments	0.24	2.56
Less: The Andrews litigation settlement	-	0.09
Less: Antitrust related items	0.10	0.05
Less: Tax on non-GAAP adjustments	(0.06)	(0.24)
Total non-GAAP adjustments to Earnings per share - diluted	0.28	2.46
Adjusted Earnings per share - diluted (Non-GAAP)	$8.32	$8.19

Weighted average number of shares outstanding - diluted (in millions)	80.4	85.2

The following tables reconcile Income before income taxes, Net income, Net income attributable to controlling interest, Capital employed, which are inputs utilized to calculate Return On Capital Employed (“ROCE”), adjusted ROCE, Return On Total Equity (“ROE”) and adjusted ROE. The Company believes this presentation may be useful to investors and industry analysts who utilize these adjusted non-U.S. GAAP measures in their ROCE and ROE calculations to exclude certain items for comparison purposes across periods. Autoliv’s management uses the ROCE, adjusted ROCE, ROE and adjusted ROE measures for purposes of comparing its financial performance with the financial performance of other companies in the industry and providing useful information regarding the factors and trends affecting the Company’s business.

The Company believes ROCE and adjusted ROCE are useful indicators of long-term performance both absolute and relative to the Company's peers as it allows for a comparison of the profitability of the Company’s capital employed in its business relative to that of its peers. The Company’s management believes that ROE is a useful indicator of how well management creates value for its shareholders through its operating activities and its capital management.

With respect to the Andrews litigation settlement, the Company has treated this specific settlement as a non-recurring charge because of the unique nature of the lawsuit, including the facts and legal issues involved.

Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of GAAP measure "Income before income taxes" to Non-GAAP measure "Adjusted Income before income taxes"

(Dollars in millions)	2024	2023
Income before income taxes (GAAP)	$875	$612
Non-GAAP adjustments:
Less: Capacity alignments	19	218
Less: The Andrews litigation settlement	-	8
Less: Antitrust related items	8	4
Total non-GAAP adjustments to Income before income taxes	27	230
Adjusted Income before income taxes (Non-GAAP)	$902	$842

Reconciliation of GAAP measure "Net income" to Non-GAAP measure "Adjusted Net income"

(Dollars in millions)	2024	2023
Net income (GAAP)	$648	$489
Non-GAAP adjustments:
Less: Capacity alignments	19	218
Less: The Andrews litigation settlement	-	8
Less: Antitrust related items	8	4
Less: Tax on non-GAAP adjustments	(5)	(20)
Total non-GAAP adjustments to Net income	22	210
Adjusted Net income (Non-GAAP)	$670	$699

Reconciliation of GAAP measure "Net income attributable to controlling interest" to Non-GAAP measure "Adjusted Net income attributable to controlling interest"

(Dollars in millions)	2024	2023
Net income attributable to controlling interest (GAAP)	$646	$488
Non-GAAP adjustments:
Less: Capacity alignments	19	218
Less: The Andrews litigation settlement	0	8
Less: Antitrust related items	8	4
Less: Tax on non-GAAP adjustments	(5)	(20)
Total non-GAAP adjustments to Net income attributable to controlling interest	22	210
Adjusted Net income attributable to controlling interest (Non-GAAP)	$668	$697

Reconciliation of GAAP measure "Return on Capital Employed" to Non-GAAP measure "Adjusted Return on Capital Employed"

	2024	2023
Return on capital employed1) (GAAP)	25.0%	17.7%
Non-GAAP adjustments:
Less: Capacity alignments	0.4%	5.1%
Less: The Andrews litigation settlement	-	0.2%
Less: Antitrust related items	0.2%	0.1%
Total non-GAAP adjustments to Return on capital employed1)	0.6%	5.3%
Adjusted Return on capital employed1) (Non-GAAP)	25.6%	23.1%

Adjustment on Return on capital employed1) (in millions)	$27	$230
1) The average capital employed amount is calculated as an average of the opening balance amount and the closing balance amounts for each quarter included in the period.

Reconciliation of GAAP measure "Return on Total Equity" to Non-GAAP measure "Adjusted Return on Total Equity"

	2024	2023
Return on total equity1) (GAAP)	27.2%	19.0%
Non-GAAP adjustments:
Less: Capacity alignments	0.7%	7.5%
Less: The Andrews litigation settlement	-	0.3%
Less: Antitrust related items	0.3%	0.1%
Less: Tax on non-GAAP adjustments	(0.2%)	(0.7%)
Total non-GAAP adjustments to Return on total equity1)	0.8%	7.2%
Adjusted Return on total equity1) (Non-GAAP)	28.0%	26.2%

Adjustment on Return on capital employed1) (in millions)	$22	$210
1) The average total equity amount is calculated as an average of the opening balance amount and the closing balance amounts for each quarter included in the period.

Liquidity, Capital Resources, and Financial Position

	Years ended December 31
(DOLLARS IN MILLIONS)	2024	2023
Net cash provided by operating activities	$1,059	$982
Net cash used in investing activities	(563)	(569)
Net cash used in financing activities	(680)	(490)
Effect of exchange rate changes on cash and cash equivalents	16	(20)
Decrease in cash and cash equivalents	(168)	(96)
Cash and cash equivalents at beginning of year	498	594
Cash and cash equivalents at end of year	$330	$498

NET CASH PROVIDED BY OPERATING ACTIVITIES

Cash flow from operations, together with available financial resources and credit facilities, is expected to be sufficient to fund the Company’s anticipated working capital requirements, capital expenditures and future dividend payments.

Net cash provided by operating activities was $1,059 million in 2024 compared to $982 million in 2023. The increase of $77 million in 2024 was mainly due to $159 million in higher net income. The improvement was also a supported by continued reduction of working capital, although on a smaller scale compared to the 2023 reduction. The improvement of operating assets and liabilities, net in both 2023 and 2024 was mainly a result of improved customer call-off accuracy enabling more precise planning and use of resources as well as a multi-year working capital efficiency program aiming at improving working capital by $800 million. At the end of 2024, the Company estimates that around $700 million improvement in working capital has been achieved since the start of the program. The remaining around $100 million in the program is targeted to be achieved mainly in inventories and is dependent on a continued improvement in customer call-off accuracy in the years to come.

Receivables outstanding in relation to sales was 19% at December 31, 2024, compared to 20% at December 31, 2023. Factoring agreements did not have any material impact on receivables outstanding for 2024 or 2023.

Inventory outstanding in relation to sales was 9% at December 31, 2024, compared to 9% at December 31, 2023.

Payables outstanding in relation to sales was 17% at December 31, 2024 compared to 18% at December 31, 2023.

NET CASH USED IN INVESTING ACTIVITIES

In 2024 and 2023, net cash used in investing activities amounted to $563 million and $569 million, respectively. The Company's investing activities primarily consist of investments in property, plant and equipment. Net cash generated by operating activities continued to sufficiently cover capital expenditures for property, plant and equipment.

In relation to net sales, capital expenditures, net was 5.4% compared to 5.4% in previous year. The 5.4% level is slightly above what the Company expects for the longer term, due to investments in capacity, mainly in Asia, and in footprint optimization, mainly in Europe and Japan.

Depreciation and amortization totaled $387 million in 2024 compared to $378 million in 2023.

During the years 2024 and 2023, a majority of the Company's investments were for production capacity to support new product launches and automation projects for improved efficiency.

NET CASH USED IN FINANCING ACTIVITIES

Net cash used in financing activities amounted to $680 million and $490 million for the years 2024 and 2023, respectively. The increase of $190 million in cash used in financial activities was mainly the result of $200 million additional repurchased shares in 2024 as compared to 2023.

The Company's net issuance of short-term and long-term debt was $94 million in 2024 and $87 million in 2023.

In 2024, the Company paid cash dividends of $219 million. In 2023, the Company paid dividends of $225 million. The Company's dividend approach has been the same for several years.

The Company repurchased shares to an amount of $552 million and $352 million in 2024 and 2023, respectively. The Company intends to continue to repurchase shares in accordance with the current authorization until the end of 2025.

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

At December 31, 2024, the Company’s net pension liability (i.e. the actual funded status) for its U.S. and non-U.S. plans was $153 million compared to $159 million at December 31, 2023.

The plans had a total net unamortized actuarial loss before tax of $36 million recorded in Accumulated Other Comprehensive (Loss) Income in the Consolidated Balance Sheets at December 31, 2024, compared to $34 million at December 31, 2023. The amortization of the actuarial loss is expected to be $22 million in 2025.

Total pension expense associated with the defined benefit plans was $34 million in 2024 and $21 million in 2023, and is expected to be $21 million in 2025. The increase in 2024 pension expense was due to the negative impact from curtailment and settlement losses in mainly Americas.

The Company contributed $29 million to its defined benefit plans in 2024 and $11 million in 2023. The Company expects to contribute $15 million to these plans in 2025 and is currently projecting a yearly funding at approximately the same level in the subsequent years.

For further information about retirement plans see Note 19, Retirement Plans, to the Consolidated Financial Statements included herein.

EQUITY

During 2024, total equity decreased by $285 million to $2,285 million as of December 31, 2024. The change was mainly due to dividends paid to shareholders of $219 million, share repurchases of $558 million, negative foreign exchange effects of $161 million, partly offset by $648 million from net income.

TREASURY ACTIVITES

DEBT AND CREDIT ARRANGEMENTS

The Company's total debt as of December 31, 2024 and 2023 was $1,909 million and $1,862 million, respectively. The Company had a net debt position (see section Non-U.S. GAAP Performance Measures) at December 31, 2024 and 2023 of $1,554 million and $1,367 million, respectively.

In July 2024, the Company entered into a $125 million bilateral revolving credit facility (Bilateral RCF) with substantially the same terms as the revolving credit facility (RCF) with the 11 banks (see below). In May 2022, the Company refinanced its existing RCF of $1,100 million. The facility was syndicated among 11 banks and matures May 2029. The Company pays a commitment fee on the undrawn amount of 0.10%, representing 35% of the applicable margin, which is 0.275% (given the Company’s ratings of "BBB+" from Fitch and “Baa1” from Moody’s). Borrowings under the facility are unsecured. On December 31, 2024, the Company’s unutilized long-term credit facilities were $1,225 million, represented by the RCF and the Bilateral RCF. These facilities are not subject to any financial covenants nor is any other substantial financing of Autoliv.

In February 2024, the Company priced and issued a 5.5-year green bond for a total of €500 million in the Eurobond market. The bond carries a coupon of 3.625% and matures in August 2029.

In March 2023, the Company priced and issued a 5-year green bond for a total of €500 million in the Eurobond market. The bond carries a coupon of 4.25% and matures in March 2028.

In June 2020, the Company utilized its SEK 3,000 million facility with Swedish Export Credit Corporation which was signed in May 2020. The SEK 3,000 million loan mature in May 2025 carrying a floating interest rate of 3M STIBOR +1.85%.

In 2014, the Company issued and sold long-term debt securities in a U.S. Private Placement pursuant to a Note Purchase and Guaranty Agreement dated April 23, 2014, by and among Autoliv ASP Inc., the Company and the purchasers listed therein. As of December 31, 2024, $470 million remains outstanding with $285 million maturing in April 2026 and $185 million maturing in April 2029.

The Company has a €3,000 million Euro Medium Term Note Program in place for being able to issue notes to be traded on the Global Exchange Market of Euronext Dublin. At December 31, 2023, €1,000 million had been issued under this program.

At December 31, 2024 Autoliv’s long-term credit rating from S&P Global Ratings was BBB, from Moody’s Baa1, and from Fitch BBB+. All ratings with stable outlook. As of February 7, 2025, S&P Global Ratings withdrew the ratings for Autoliv on the Company’s request. The company aims to maintain a strong investment grade credit rating.

For additional information about the Company's debt and credit arrangements, see Note 14, Debt and Credit Agreements, to the Consolidated Financial Statements included herein.

FACTORING

During 2024 and 2023, the Company sold receivables and discounted notes related to selected customers. These factoring arrangements increase cash while reducing accounts receivable and customer risks. At December 31, 2024, the Company had received $211 million for sold receivables without recourse and discounted notes with a discount cost of $3 million during the year, compared to $209 million at December 31, 2023 with a discount cost of $3 million recorded in Other non-operating items, net.

NUMBER OF SHARES

At December 31, 2024, 77.7 million shares were outstanding (net of 2.7 million treasury shares), a 6.0% decrease from 82.6 million one year earlier.

The number of shares outstanding is expected to increase by 0.5 million when all RSUs and PSs vest and if all SOs to key employees are exercised, see Note 17, Stock Incentive Plans, to the Consolidated Financial Statements included herein.

During 2024 the Company repurchased and retired approximately 5.1 million shares equal to $552 million. In addition, the Company also retired 2,000,000 treasury shares in December 2024. In 2023, the Company repurchased and retired approximately 3.7 million shares equal to $352 million. During 2022, Autoliv repurchased and retired approximately 1.4 million shares, equal to $115 million. In 2022, the Company also retired 10 million shares of common stock that had been repurchased under a prior stock repurchase program and since held in treasury. Under the current stock repurchase program authorized by the Board to repurchase up to $1.5 billion, or 17 million common shares (whichever comes first), between January 2022 and the end of 2024. In November 2024, the Board of Directors approved the extension of the current stock repurchase program through the end of 2025.

Contractual Obligations and Commitments

Contractual obligations include debt, sponsored defined benefit plans, lease and purchase obligations that are enforceable and legally binding on the Company.

For material contractual debt obligations as of December 31, 2024, see Note 14, Debt and Credit Agreements, to the Consolidated Financial Statements included herein.

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

The Company sponsors defined benefit plans that cover a significant portion of the Company's U.S. employees and certain non-U.S. employees. The pension plans in the U.S. are funded in conformity with the minimum funding requirements of the Pension Protection Act of 2006. Funding for the Company's pension plans in other countries is based upon plan provisions, actuarial recommendations and/or statutory requirements. Due to volatility associated with future changes in interest rates and plan asset returns, the Company cannot predict with reasonable reliability the timing and amounts of future funding requirements. The Company may elect to make contributions in excess of the minimum funding requirements for the U.S. plans in response to investment performance and changes in interest rates, or when the Company believes that it is financially advantageous to do so and based on other capital requirements. See Note 19, Retirement Plans, to the Consolidated Financial Statements included herein.

COMMITMENTS

The Company has entered into a number of unrecognized unconditional purchase agreements relating to Solar Farms in US and China during 2024, of which none is individually significant for disclosure. Together these agreements have an aggregated termination fee (discounted) of approximately $51 million as of December 31, 2024.

These Solar Farm agreements have a contract period ranging from 20-25 years. The future payments (undiscounted) relating to these unrecognized unconditional purchase agreements are in total $62 million to be paid over the following years: 1-3 years: $6 million; 4-5 years: $4 million and; more than 5 years: $52 million.

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

Global LVP is an indicator of the Company’s sales development. Ultimately, however, sales are determined by the production levels for the individual vehicle models for which Autoliv is a supplier (see Dependence on Customers). The Company’s sales are split over several hundred contracts covering more than 1,300 vehicle models. This moderates the effect of changes in vehicle demand of individual countries and regions as well as production issues. The risk of fluctuating sales has also been mitigated by Autoliv’s rapid expansion in Asia and other growth markets, which has reduced the Company’s former high dependence on sales in Europe to a diversified mix with Europe, the Americas and Asia each accounting for approximately 28%, 33% and 39%, respectively, of the Company's 2024 total sales.

It is the Company’s strategy to reduce the risks associated with fluctuating LVP by using temporary personnel in direct production, when appropriate. During 2024 and 2023, the level of temporary personnel in relation to total personnel in direct production decreased to 11% from 13%. To reduce the potential impact of unusual fluctuations in the production of vehicle models supplied by the Company such as during the financial crisis in 2008-2009 and the COVID-19 pandemic in 2020-2021 – it is also necessary for the Company to be prepared to quickly adapt the level of permanent employees as well as fixed cost production capacity.

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

In 2024, due to cost pressures from labor and other items the Company engaged in extensive negotiations with its customers regarding compensations.

COMPONENT COSTS AND RAW MATERIAL PRICES

The cost of direct materials was approximately 55% of sales in 2024 (55% in 2023).

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

In 2024, raw material inflation was limited. Cost inflation remained significant and related primarily to labor. The Company took actions, including pricing discussions with customers and suppliers, competitive sourcing and exploring alternative materials.

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

No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and consolidated financial position, or that reserves or insurance will mitigate such impact. See Note 18, Contingent Liabilities, to the Consolidated Financial Statements included herein and Item 3 – Legal Proceedings.

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

In 2007, the U.S. adopted new regulations for head impact and enhanced thorax protection in side impact crashes, which now have been fully phased-in. China introduced a vehicle rating program in 2006 and during the past 18 years this China NCAP, together with the additional Chinese rating program, CIASI, from 2017, drive Chinese vehicle safety performance and safety content with regards to crashworthiness and occupant protection. Latin America introduced a basic rating program in 2010 followed by ASEAN NCAP in Southeast Asia in 2011, and Global NCAP is rating vehicles sold in significant emerging markets. Several countries, e.g., Malaysia and Thailand, are increasingly adopting the UN Regulations regarding vehicle safety under the UN 1958 agreement, and Malaysia started a world first motorcycle safety rating program in 2021.

The United States upgraded its vehicle rating program, US NCAP, in 2011 and again in 2024. Europe upgraded the Euro NCAP rating system during 2018, and is now completing a new upgrade, intended to be fully implemented by 2025. Japan and South Korea are continuously upgrading their respective vehicle rating programs, JNCAP and KNCAP respectively. India requires frontal airbags for the driver from July 2019, and passenger airbags from 2021 for all new passenger vehicles (M1), moreover has announced that side airbags shall become mandatory in 2023. In addition, India's Bharat NCAP went into effect in 2023 and was updated in 2024.

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

DEPENDENCE ON CUSTOMERS

As a result of this highly consolidated market, the Company is dependent on a relatively small number of customers with strong purchasing power. In 2024, the Company's five largest customers accounted for around 41% of global LVP and the ten largest accounted for around 62% of global LVP. In 2024, the Company’s five largest customers accounted for around 44% of consolidated sales and the ten largest customers accounted for around 71% of consolidated sales. The Company's largest customer contract accounted for around 4% of consolidated sales in 2024.

Customer	% of Autoliv sales	% of Global LVP1)
VW	9.2%	10.0%
Toyota	9.1%	12.1%
Stellantis	9.1%	5.9%
Honda	8.7%	4.4%
Hyundai	7.6%	8.4%
Ford	6.8%	4.1%
General Motors	5.6%	4.7%
Nissan	5.4%	4.7%
Mercedes	5.2%	2.7%
Major EV maker	4.5%	2.0%

1) Source: S&P Global January 2025

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

Although the market for occupant restraint systems has undergone a significant consolidation during the past ten years, the passive safety market remains very competitive. It cannot be excluded that additional competitors, both global and local, will seek to enter the market or grow beyond their current Keiretsu group or traditional customer base. Particularly in China, South Korea, and Japan there are numerous domestic competitors often supplying just one OEM group.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company’s strategy is to protect its innovations with patents, and to vigorously protect and defend its patents, trademarks, and know-how against infringement and unauthorized use. At the end of 2024, the Company held more than 6,600 patents and patents applications. These patents expire on various dates during the period from 2025 to 2044 The expiration of any single patent is not expected to have a material adverse effect on the Company’s financial results.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s significant accounting policies are disclosed in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included herein. The application of accounting policies necessarily requires judgments and the use of estimates by a Company’s management. Actual results could differ from these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on the Company's historical experience, terms of existing contracts, and management’s evaluation of trends in the industry, information provided by the Company's customers and information available from other outside sources, as appropriate. The Company considers an accounting estimate to be critical if:

•
It requires management to make assumptions about matters that were uncertain at the time of the estimate, and
•
Changes in the estimate or different estimates that could have been selected would have had a material impact on the Company's financial condition or results of operations. The accounting estimates that require management’s most significant judgments include the estimation of variable considerations, estimation of pension benefit obligations based on actuarial assumptions, estimation of accruals for warranty and recalls, uncertain tax positions, valuation allowances and legal proceedings.

The Company has summarized its critical accounting policies requiring judgment below. These might change over time based on the current facts and circumstances.

REVENUE RECOGNITION

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is measured based on consideration specified in a contract with a customer, adjusted for any variable consideration (i.e., price concessions) and estimated at contract inception. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. The estimated amount of variable consideration that will be received or paid by the Company is based on historical experience and trends, management's understanding of the status of negotiations with customers and including pricing strategies. Negotiations with customers is an ongoing process and the recognition of variable considerations is impacted by the outcome and timing of these negations. Estimating variable consideration to be received or paid related to price concessions requires significant judgments by management that affect the amount of revenue recorded in the financial statements due to the unique facts and circumstances in each of the customer agreements and the on-going commercial negotiations with the customers. For the year-end 2024 the company recognized an accrual amounting to $185 million net for variable considerations to be received or paid for variable considerations versus $173 million the year before.

In addition, from time to time, the Company may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments unless the payment concession can be clearly linked to the future business award. If the payments are capitalized, the amounts are amortized to revenue as the related goods are transferred. In the year-end 2024 and 2023 respectively the capitalized amount has been insignificant.

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

The company continuously assesses the relevant facts and circumstances for on-going litigation matters in its determination of whether it is probable that an asset has been impaired or a liability has been incurred. The Company also considers its historical experience of similar matters using significant judgement to make its estimates. For the years ended December 31, 2024 and 2023 management's estimation process has been consistent and there have not been any material changes to the contingent liabilities recorded during 2024.

For further information, see Note 18 Contingent Liabilities describing the significant on-going claims and lawsuits the company is involved in.

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

The provision recorded for product liabilities for the years ended December 31, 2024 and 2023 were $65 million and $96 million respectively. The Company continuously assesses the relevant facts and circumstances for on-going product recall matters and considers its historical experience of similar matters using significant judgement to make its estimates, which are generally supported by external counsel expertise. For the years ended December 31, 2024 and 2023 respectively management’s estimation process has been consistent and the ultimate outcome for settled product recall matters during the years ended December 31, 2024 and 2023 as compared to management estimations have been favorable. The reversal of the reserve in 2024 was related to certain recall issues that were settled with a favorable outcome.

For further information, see Note 13 Product Related Liabilities and Note 18 Contingent Liabilities.

DEFINED BENEFIT PENSION PLANS

The Company has defined benefit pension plans in thirteen countries. The most significant plans exist in the U.S. These U.S. plans represent approximately 50% of the Company’s total pension benefit obligation. See Note 19, Retirement Plans to the Consolidated Financial Statements included herein.

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual pension expense. For the U.S. plans, the assumptions used for calculating the 2024 pension expense were a discount rate of 5.13% and an expected long-term rate of return on plan assets of 6.21%.

The assumptions used in calculating the U.S. benefit obligations disclosed, as of December 31, 2024 were a discount rate of 5.60%. The discount rate for the U.S. plans has been set based on the rates of return of high-quality fixed-income investments currently available at the measurement date and are expected to be available during the period the benefits will be paid. The expected rate of long-term return on plan assets are determined based on several factors and must consider long-term expectations and reflect the financial environment in the respective local markets. At December 31, 2024, 30% of the U.S. plan assets were invested in equities, which is close to the target of 32%.

The table below illustrates the sensitivity of the U.S. net periodic benefit cost and projected U.S. benefit obligation to a 1pp change in the discount rate and decrease in return on plan assets for the U.S. plans (in millions). The use of actuarial assumptions is an area of management’s estimate.

Assumption (in millions)	Change	2024 net periodic benefit cost increase (decrease)	2024 projected benefit obligation increase (decrease)
Discount rate	1pp increase	$1	$(14)
Discount rate	1pp decrease	(1)	16
Return on plan assets	1pp decrease	2	n/a

INCOME TAXES

Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Many of these uncertainties arise because of intercompany transactions. The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws. Deferred tax assets are reduced by the amount of any tax benefits that are not expected to be realized. A valuation allowance is recognized if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Evaluation of the realizability of deferred tax assets is subject to significant judgment requiring careful consideration of all facts and circumstances, including key factors such as projected future profitability including tax planning strategies, interpretation of applicable tax laws and on-going or anticipated tax audits. Deferred net tax assets amounted to $394 million for the year 2024 including a valuation allowance of $126 million. For 2023 the deferred net tax assets amounted to $394 million including a valuation allowance of $129 million.

The Company evaluates its uncertain tax positions based on enacted tax laws and consideration of all facts and circumstances, including key factors such as interpretation of applicable tax laws, on-going tax audits or anticipated tax controversies. The unrecognized tax benefits amounted to $35 million and $83 million respectively for the year 2024 and 2023. The change mainly relates to expiration of statutes of limitations.

See also the discussion of reserves for uncertain tax positions, and the determination of valuation allowances on the Company's deferred tax assets in Note 5, Income Taxes, to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to several markets risks in the ordinary course of business including risks related to currencies, interest rates, financing, capital structure, credit ratings and impairment. See also Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements included with this Annual Report for information about how these risks are quantified.

CURRENCY RISKS

1. Transaction Exposure and Revaluation effects

Transaction exposure arises because the cost of a product originates in one currency and the product is sold in another currency. Revaluation effects come from valuation of assets and liabilities denominated in other currencies than the reporting currency of each unit.

The Company's net transaction exposure in 2024 was approximately $2.4 billion. The four largest net exposures are U.S. dollars (sell) against the Mexican Peso, Romanian Lei (buy) against the Euro, U.S. dollars (buy) against Korean Won and U.S. dollars (buy) against Japanese Yen. Together these currencies accounted for approximately 50% of the Company’s net currency transaction exposure.

Since the Company can only effectively hedge these currency flows in the short term, periodic hedging would only reduce the impact of fluctuations temporarily. Over time, periodic hedging would postpone but not reduce the impact of fluctuations. In addition, the net exposure is limited to only around one quarter of net sales and is made up of around 45 different currency pairs with exposures of more than $1 million each. The Company generally does not hedge these flows.

2. Translation Exposure in the Income Statement and Balance Sheet

Another effect of exchange rate fluctuations arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars. Outside the U.S., the Company’s most significant currency is the Euro. The Company estimates that 27% of its consolidated net sales will be denominated in Euro or other European currencies during 2025, while 18% of its consolidated net sales are estimated to be denominated in U.S. dollars.

The Company estimates that a 1% increase in the value of the U.S. dollar versus European currencies will decrease reported U.S. dollar annual net sales in 2025 by $28 million, while operating income for 2025 will decline by $3 million, assuming reported corporate average margin.

The Company’s policy is not to hedge this type of translation exposure.

A translation exposure also arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars. The policy of the Company is to finance major subsidiaries in the country’s local currency and to minimize the amounts held by subsidiaries in foreign currency accounts.

Consequently, changes in currency rates relating to funding and foreign currency accounts normally have a small impact on the Company’s income. In 2024 and 2023, the impact from the Company’s currency exposure were not material.

INTEREST RATE RISK

Interest rate risk refers to the risk that interest rate changes will affect the Company’s borrowing costs. The Company's interest rate risk policy states that the average interest rate fixing period should be minimum 1 year and maximum 5 years.

At December 31, 2024, the average interest rate fixing period for the Company’s outstanding debt was 2.8 years, and at December 31, 2023, the average interest rate fixing period for the Company’s outstanding debt was 2.1 years.

Given the Company’s current capital structure, we estimate that a one-percentage point interest rate increase would increase net interest expense by approximately $0.7 million on an annual basis. This is based on the capital structure at the end of 2024 when the gross fixed-rate debt was $1,522 million while the Company had a net debt position of $1,554 million (see section Non-U.S. GAAP Performance Measures). Thus, a change in the interest rate environment would not have a notable impact on the Company’s interest expense. As of December 31, 2024, the Company had $330 million in cash and cash equivalents of which the majority were subject to a floating interest rate. Taking the cash and cash equivalents of $330 million (which is primarily subject to floating interest rates) minus the portion of debt carrying floating interest rates, we estimated that a one-percentage point interest rate increase would increase net interest expense by approximately $0.7 million on an annual basis.

Fixed interest rate debt can be achieved both by issuing fixed rate notes and through interest rate swaps. The most notable debt carrying fixed interest rates is the €500 million bond issued in 2023, the €500 million bond issued in 2024, and the U.S. private placement notes totaling $470 million. See Note 14 to the Consolidated Financial Statements included herein.

FINANCING RISK

Financing risk refers to the risk that it will be difficult and/or expensive to finance new or existing debt to meet the financing needs of the Autoliv Group.

The management of the financing risk ensures access to funding in a cost-efficient way by diversification of funding sources and debt maturities.

Autoliv has diversified its long-term funding sources by issuing notes in the USPP and Eurobond markets, and by signing a long-term credit agreement with 12 banks. The Company also has a lending facility with the Swedish Export Credit Corporation.

The Company has a Euro Medium Term Note Program in place for being able to issue notes to be listed at Euronext Dublin. The Company also has established programs for short-term issuance of commercial papers in the Swedish and US markets and short-term credit agreements, e.g., bank overdrafts and money market loans.

To ensure diversification of debt maturities no more than 20% of the Autoliv Group’s total debt may mature the next 12 months, unless such maturities (in excess of 20%) are covered by unutilized committed credit facilities with maturity in excess of 12 months. Per December 31, 2024, 20% corresponding to $387 million of the Autoliv Group’s total debt had maturity less than 12 months. This amount was fully covered by unutilized committed credit facilities with maturity in excess of 12 months.

CAPITAL STRUCTURE AND CREDIT RATING

The overall objective relating to Autoliv’s target capital structure and credit rating is to provide the Company with sufficient flexibility to manage the inherent risks and cyclicality in Autoliv’s business and allow the Company to realize strategic opportunities and fund growth initiatives while creating shareholder value.

Autoliv is committed to maintain a “strong investment grade credit rating." As of December 31, 2024, the Company had a long-term credit rating from S&P Global Ratings of BBB, from Moody’s of Baa1 and from Fitch of BBB+. As of February 7, 2025, S&P Global Ratings withdrew the ratings for Autoliv on the company’s request.

The amount of interest-bearing debt held impacts the future financial flexibility as well as the credit rating. Management uses the non-GAAP measure “Leverage Ratio” to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. Autoliv’s long-term target for the leverage ratio (sum of net debt plus pension liabilities divided by EBITDA) is 1.0x with the aim to operate within the range of 0.5x to 1.5x. At December 31, 2024, the leverage ratio (non-GAAP measure, see calculation table below) was 1.2x. For details and calculation of leverage ratio, refer to the table below.

CALCULATION OF NON-GAAP MEASURE LEVERAGE RATIO

	December 31,
	2024	2023
Net debt1)	$1,554	$1,367
Pension liabilities	153	159
Debt per the Policy	1,708	1,527

Net income2)	648	489
Income taxes2)	227	123
Interest expense, net2,3)	95	80
Other non-operating items, net2)	16	3
Income from equity method investments2)	(7)	(5)
Depreciation and amortization of intangibles2)	387	378
Capacity alignments costs and antitrust related matters2)	27	230
EBITDA per the Policy (Adjusted EBITDA)	$1,394	$1,297
Leverage ratio	1.2	1.2

1) Net debt is short- and long-term debt and debt-related derivatives less cash and cash equivalents (non-GAAP measure).

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

To further reduce credit risk, deposits and financial instruments can only be entered into with core banks up to a calculated risk amount of $250 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. In addition, deposits can be made in U.S. and Swedish government short-term notes and certain AAA rated money market funds, as approved by the Company’s Board of Directors. At December 31, 2024, the Company held $31 million in AAA rated money market funds.

IMPAIRMENT RISK

Impairment risk refers to the risk that the Company will write down a material amount of its goodwill of close to $1.4 billion as of December 31, 2024. This risk is assessed at least annually in the fourth quarter each year when the Company performs its impairment testing.

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

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2024 and 2023 and the Consolidated Statements of Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2024, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included below.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autoliv, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company measures revenue based on consideration specified in a contract with a customer, adjusted for any variable consideration (i.e. price concessions). Revenue is recognized based on the agreed-upon price at the time of shipment, and sales incentives, allowances and certain customer payments are recognized as a reduction to revenue at the time of the commitment to provide such incentives or make such payments.

Auditing revenue recorded for customer contracts containing variable consideration, that are subject to on-going commercial negotiations for price concessions, was complex and judgmental due to the difficulty in evaluating the sufficiency of evidence available to assess the existence of and likely outcome of on-going commercial negotiations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over management’s review of customer contracts containing variable consideration. This included testing controls over management’s process to identify and evaluate the accounting of customer contracts that contain sales incentives, allowances, and customer payments that impact revenue recognition.

Our audit procedures to assess the Company’s identification of and accounting for contracts containing variable consideration that are subject to on-going commercial negotiations for price concessions, included, among others, interviewing and obtaining written representations from executives, within the Company, responsible for such negotiations with customers and testing a sample of payments and credit memos issued to customers. Our procedures also included inspecting a sample of customer agreements, and other related supporting documentation, evaluating the terms therein and assessing the appropriateness of the accounting treatment.

Product recall liabilities
Description of the Matter

As discussed in Notes 2, 13 and 18 to the consolidated financial statements, the Company is exposed to product liability claims in the event its products fail to perform as represented and such failure results, or is alleged to result, in bodily injury, and/or property damage or other loss. The Company records liabilities for product recalls when probable claims are identified and when it is possible to reasonably estimate costs. Provisions for product recalls are estimated based on the expected cost of replacing the product and the customer’s cost of carrying out the recall, which is affected by the number of vehicles subject to recall and the cost of labor and materials to remove and replace the defective product.

Auditing product recall liabilities was complex due to the uncertainty inherent in identifying product recalls, as well as the assumptions and estimates management uses to calculate the provisions for product recalls. These significant assumptions and estimates include the nature, likelihood, timing, and anticipated cost of known and potential claims.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s product recall liabilities process. This included testing controls over management’s process to identify product recalls and determine the assumptions and estimates used to record product recall liabilities.

To audit product recall liabilities, our audit procedures included, among others, obtaining and reviewing source documentation, used by the Company to estimate the liability and assessing the reasonableness of assumptions used by performing independent calculations and sensitivity analyses to identify contrary evidence. We evaluated the Company’s ability to estimate the product recall liabilities by performing retrospective reviews of management’s estimates and comparing actual results to previous estimates and judgments made by management. We also obtained letters from the Company’s internal and external legal counsel addressing material claims against the Company, if any, and examined relevant third-party automotive safety regulatory information to identify potential unrecorded product recall liabilities.

/s/ Ernst & Young AB
We have served as the Company's auditor since 1984. Stockholm, Sweden
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autoliv, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autoliv, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young AB

Stockholm, Sweden
February 20, 2025

Consolidated Statements of Income

		Years ended December 31,
(DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)		2024	2023	2022
Net sales	Note 20	$10,390	$10,475	$8,842
Cost of sales		(8,463)	(8,654)	(7,446)
Gross profit		1,927	1,822	1,396
Selling, general and administrative expenses		(530)	(500)	(440)
Research, development and engineering expenses, net	Note 2	(398)	(425)	(390)
Other income (expense), net	Notes 12, 18	(19)	(207)	93
Operating income		979	690	659
Income from equity method investment	Note 8	7	5	3
Interest income		13	13	6
Interest expense	Note 14	(108)	(93)	(60)
Other non-operating items, net		(16)	(3)	(5)
Income before income taxes		875	612	603
Income tax expense	Note 5	(227)	(123)	(178)
Net income		648	489	425
Less: Net income attributable to non-controlling interest		1	1	2
Net income attributable to controlling interest		$646	$488	$423

Earnings per share - basic		$8.06	$5.74	$4.86
Earnings per share - diluted		$8.04	$5.72	$4.85

Weighted average number of shares outstanding, net of treasury shares (in millions)		80.2	85.0	87.1
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)		80.4	85.2	87.2

Cash dividend per share - declared		$2.74	$2.66	$2.58
Cash dividend per share - paid		$2.74	$2.66	$2.58

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(DOLLARS IN MILLIONS)	2024	2023	2022
Net income	$648	$489	$425
Other comprehensive income (loss)before tax:
Change in cumulative translation adjustments	(161)	20	(136)
Net change in unrealized components of defined benefit plans	(4)	7	29
Other comprehensive income (loss), before tax	(165)	27	(107)
Tax effect allocated to other comprehensive income (loss)	1	(1)	(9)
Other comprehensive income (loss), net of tax	(164)	25	(116)
Comprehensive income	484	514	309
Less: Comprehensive income attributable to non-controlling interest	1	1	0
Comprehensive income attributable to controlling interest	$483	$513	$309

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

		At December 31,
(DOLLARS AND SHARES IN MILLIONS)		2024	2023
Assets
Cash and cash equivalents		$330	$498
Receivables, net	Note 6	1,993	2,198
Inventories, net	Note 7	921	1,012
Income tax receivable		38	60
Prepaid expenses and accrued income		167	173
Other current assets	Note 13, 18	34	33
Total current assets		3,483	3,974
Property, plant and equipment, net	Note 9	2,239	2,192
Operating lease right-of-use assets	Note 3	158	176
Goodwill and intangible assets, net	Note 10	1,375	1,385
Other non-current assets	Note 8, 18	548	606
Total non-current assets		4,320	4,358
Total assets		7,804	8,332
Liabilities and equity
Short-term debt	Note 14	387	538
Accounts payable		1,799	1,978
Accrued expenses	Notes 12, 13	1,056	1,135
Income tax payable		120	122
Operating lease liabilities, current	Note 3	41	39
Other current liabilities		231	223
Total current liabilities		3,633	4,035
Long-term debt	Note 14	1,522	1,324
Pension liability	Note 19	153	159
Operating lease liabilities, non-current	Note 3	118	135
Other non-current liabilities		92	109
Total non-current liabilities		1,885	1,728
Commitments and contingencies	Note 18
Common stock1)		80	88
Additional paid-in capital		910	1,044
Retained earnings		2,105	2,289
Accumulated other comprehensive loss	Note 15	(659)	(496)
Treasury stock (2.7 and 4.9 million shares, respectively)		(160)	(368)
Total controlling interest’s equity		2,276	2,557
Non-controlling interest		10	13
Total equity		2,285	2,570
Total liabilities and equity		$7,804	$8,332

1) Number of shares: 350 million authorized for both years, 80.4 and 87.5 million issued, and 77.7 and 82.6 million outstanding, net of treasury shares, for 2024 and 2023, respectively.

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
(DOLLARS IN MILLIONS)	2024	2023	2022
Operating activities
Net income	$648	$489	$425
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	387	378	363
Gain on divestiture of property	(4)	—	(80)
Deferred income taxes	(30)	(109)	(40)
Undistributed earnings from equity method investments, net of dividends	(1)	(1)	(1)
Other, net	7	(10)	(13)
Net change in operating assets and liabilities:
Receivables and other assets, gross	114	(213)	(297)
Inventories, gross	28	(22)	(243)
Accounts payable and accrued expenses	(95)	426	596
Income taxes	6	43	2
Net cash provided by operating activities	1,059	982	713
Investing activities
Expenditures for property, plant and equipment	(579)	(573)	(585)
Proceeds from sale of property, plant and equipment	17	4	101
Net cash used in investing activities	(563)	(569)	(485)
Financing activities
Net (decrease) increase in other short-term debt	(126)	61	167
Proceeds from long-term debt	526	559	—
Repayment of long-term debt	(306)	(533)	(357)
Dividends paid	(219)	(225)	(224)
Stock repurchases	(552)	(352)	(115)
Common stock options exercised	1	1	0
Dividends paid to non-controlling interest	(5)	(1)	(2)
Net cash used in financing activities	(680)	(490)	(531)
Effect of exchange rate changes on cash and cash equivalents	16	(20)	(73)
Decrease in cash and cash equivalents	(168)	(96)	(375)
Cash and cash equivalents at beginning of year	498	594	969
Cash and cash equivalents at end of year	$330	$498	$594

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Total Equity

					Accumulated
			Additional		other com-		Total parent	Non-
(DOLLARS AND SHARES	Number of	Common	paid in	Retained	prehensive	Treasury	shareholders’	controlling	Total
IN MILLIONS)	shares	stock	capital	earnings	(loss) income1)	stock	equity	interest	equity
Balance at December 31, 2021	103	$103	$1,329	$2,742	$(408)	$(1,133)	$2,633	$15	$2,648
Comprehensive Income:
Net income				423			423	2	425
Foreign currency translation					(134)		(134)	(1)	(136)
Pension liability					20		20		20
Total Comprehensive Income							309	0	309
Retired and repurchased shares	(11)	(11)	(216)	(631)		744	(115)		(115)
Stock-based compensation						10	10		10
Cash dividends declared				(225)			(225)		(225)
Dividends paid to non-controlling interest on subsidiary shares								(2)	(2)
Balance at December 31, 2022	91	$91	$1,113	$2,310	$(522)	$(379)	$2,613	$13	$2,626
Comprehensive Income:
Net income				488			488	1	489
Foreign currency translation					20		20	(0)	20
Pension liability					6		6		6
Total Comprehensive Income							513	1	514
Retired and repurchased shares	(4)	(4)	(70)	(282)			(356)		(356)
Stock-based compensation						11	11		11
Cash dividends declared				(225)			(225)		(225)
Dividends paid to non-controlling interest on subsidiary shares								(1)	(1)
Balance at December 31, 2023	88	$88	$1,044	$2,289	$(496)	$(368)	$2,557	$13	$2,570
Comprehensive Income:
Net income				646			646	1	648
Foreign currency translation					(161)		(161)	(0)	(161)
Pension liability					(3)		(3)		(3)
Total Comprehensive Income							483	1	484
Retired and repurchased shares	(7)	(7)	(134)	(612)		194	(558)		(558)
Stock-based compensation						13	13		13
Cash dividends declared				(219)			(219)		(219)
Dividends paid to non-controlling interest on subsidiary shares								(5)	(5)
Balance at December 31, 2024	80	$80	$910	$2,105	$(659)	$(160)	$2,276	$10	$2,285

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

REVENUE RECOGNITION

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is measured based on consideration specified in a contract with a customer, adjusted for any variable consideration (i.e., price concessions) and estimated at contract inception. The estimated amount of variable consideration that will be received or paid by the Company is based on historical experience and trends, management's understanding of the status of negotiations with customers and anticipated future pricing strategies. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is recorded to the agreed-upon price at the time of shipment, and sales incentives, allowances and certain payments to customers are recognized as a reduction to revenue at the time of the commitment to provide such incentives or make these payments are made by the Company.

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

There are certain contracts where the criteria to recognize revenue over time have been met (e.g., there is no alternative use to the Company and the Company has an enforceable right to payment). In such cases, at period end, the Company recognizes revenue and a related asset and associated cost of goods sold and reduction in inventory. However, the financial impact of these contracts is immaterial considering the very short production cycles and limited inventory days on hand. The contract asset balances with customers, included in other current assets, amounted to $20 million as of December 31, 2024 and 2023.

The amount of revenue recognized is based on the purchase order price and adjusted for variable consideration (i.e., price concessions). Customers typically pay for the parts based on customary business practices.

RESEARCH, DEVELOPMENT AND ENGINEERING, NET (R,D & E)

Research and development and most engineering expenses are expensed as incurred. These expenses are reported net of expense reimbursements from contracts to perform engineering design and product development fulfillment activities related to the production of parts. For the years 2024, 2023 and 2022 total reimbursements from customers were $213 million, $192 million and $204 million, respectively.

Certain engineering expenses related to long-term supply arrangements are capitalized when defined criteria in accordance with ASC 340-10, such as the existence of a contractual guarantee for reimbursement, are met.

Tooling is generally agreed upon as a separate contract or a separate component of an engineering contract, as a pre-production project. Capitalization of tooling costs is made only when the specific criteria for capitalization of customer funded tooling in accordance with ASC 340-10 is met. As of December 31, 2024 and 2023 the Company had capitalized costs for customer owned tooling as prepaid expenses amounting to $74 million and $79 million, respectively. Tools owned by the Company that fulfills the criteria for capitalization is reported as Property, Plant & Equipment (P,P&E). Depreciation on the Company’s own tooling is recognized in the Consolidated Statements of Income as Cost of sales.

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

EARNINGS PER SHARE

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). The Company’s unvested RSUs and PSUs, of which some include the right to receive non-forfeitable dividend equivalents, are considered participating securities. The diluted EPS reflects the potential dilution that could occur if common stock was issued for awards under the Stock Incentive Plan and is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase ordinary shares at the average market price during the period. For unvested restricted stock, assumed proceeds under the treasury stock method will include unamortized compensation cost and windfall tax benefits or shortfalls. For further details, see Notes 17 and 21.

CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

RECEIVABLES AND ALLOWANCE FOR EXPECTED CREDIT LOSSES

Receivables are recorded at the invoice amount, which represents the fair value of the consideration received or receivable.

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

Finance lease right-of-use assets are presented together with other property, plant and equipment assets and finance lease liabilities are presented together with other current and non-current liabilities in the Consolidated Balance Sheets. Finance leases were not material as of December 31, 2024.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the fair value of consideration transferred over the fair value of net assets of businesses acquired. Goodwill is not amortized but subject to at least an annual review for impairment. Other definite-lived intangible assets, principally related to acquired technology, are amortized over their useful lives which range from 3 to 25 years.

The Company performs its annual impairment testing in the fourth quarter of each year. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. The Company uses either a qualitative assessment or a quantitative calculation for its impairment testing. The qualitative assessment permits the Company to assess whether it is more than likely than not (i.e., a likelihood of greater than 50%) that goodwill is impaired. If the Company concludes based on the qualitative assessment that it is not more likely than not that the fair value of goodwill is less than its carrying amount, it would not have to quantitatively determine the asset’s fair value. The Company also consider external factors that could affect the significant inputs used to determine fair value.

In 2024, the Company performed a quantitative impairment test by calculating the fair value of its goodwill. The estimated fair market value of goodwill is determined by the discounted cash flow method.

There were no impairments of goodwill from 2022 through 2024.

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

CONTINGENT LIABILITIES

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability or other matters (see Note 13). The Company diligently defends itself in such matters and, in addition, carries insurance coverage to the extent reasonably available against insurable risks. The Company records liabilities for claims, lawsuits and proceedings, when they are probable and it is possible to reasonably estimate the cost of such liabilities. Legal costs expected to be incurred in connection with a loss contingency are expensed as such costs are incurred.

The Company believes, based on currently available information, that the resolution of outstanding matters, other than any antitrust related matters described in Note 18 after taking into account recorded liabilities and available insurance coverage, should not have a material effect on the Company’s financial position or results of operations. However, due to the inherent uncertainty associated with such matters, there can be no assurance that the final outcomes of these matters will not be materially different than currently estimated.

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

RECEIVABLES AND LIABILITIES IN NON-FUNCTIONAL CURRENCIES

Receivables and liabilities not denominated in functional currencies are converted at year-end exchange rates. Net transaction losses, reflected in the Consolidated Statements of Income, amounted to $1 million in 2024, $(30) million in 2023 and $(25) million in 2022, and are recorded in operating income if they relate to operational receivables and liabilities or are recorded in other non-operating items, net if they relate to financial receivables and liabilities.

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

Adoption of New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require that a public entity make additional disclosures related to segments if it has them. A public entity that has a single reportable segment would be required to provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 in the fourth quarter of 2024.The adoption of this guidance resulted in incremental disclosures in the Company’s financial statements. See Note 20. Segment Information.

Accounting Standards Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures as well as improve the effectiveness of income tax disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require that all entities disclose on an annual basis certain detailed information about income taxes paid. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company has concluded that ASU 2023-09 will have a material impact on the income tax disclosures to its financial statements. The Company will adopt the amendments in this update prospectively upon the effective date.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, to improve financial reporting by requiring additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 do not change or remove current expense disclosure requirements. The amendments require that at each interim and annual reporting period an entity should disclose the amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 1, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to any or all periods presented in the financial statements. The Company is currently assessing the impact that ASU 2024-03 will have on its financial statements and will adopt the amendments in this update prospectively upon the effective date.

3. Leases

The Company has operating leases for offices, manufacturing and research buildings, machinery, cars, data processing and other equipment. The Company’s leases have remaining lease terms of 1-43 years, some of which include options to extend the leases for up to 25 years, and some of which include options to terminate the leases within one year.

As of December 31, 2024, the Company has no additional material operating leases that have not yet commenced.

The following tables provide information about the Company’s operating leases. The Company has not identified any material finance leases as of December 31, 2024; therefore, the finance lease components have not been disclosed in the tables below.

Lease cost

(Dollars in millions)	2024	2023	2022
Operating lease cost	$47	$54	$50
Short-term lease cost	6	8	9
Variable lease cost	6	5	4
Sublease income	(1)	(1)	(1)
Total lease cost	$58	$66	$62

Other information
	Year ended or as of December 31,
(Dollars in millions)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$45	$47
Right-of-use assets obtained in exchange for new operating lease liabilities	27	70
Weighted-average remaining lease term - operating leases	8.9 years	9.4 years
Weighted-average discount rate - operating leases	3.3%	3.2%

Maturities of operating lease liabilities (undiscounted cash flows) are as follows:

(Dollars in millions)	Maturities
2025	$38
2026	27
2027	21
2028	15
2029	12
Thereafter	72
Total operating lease payments	184
Less imputed interest	(25)
Total operating lease liabilities	$159

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

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023 have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company choose not to offset are presented below.

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS

There were no derivatives designated as hedging instruments as of December 31, 2024 and December 31, 2023.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

Derivatives not designated as hedging instruments, relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at December 31, 2024 and December 31, 2023 were foreign exchange swaps.

For 2024, the Company recognized a gain of $27 million in other non-operating items, net for derivative instruments not designated as hedging instruments. For 2023, the Company recognized a gain of $2 million. For 2022, the Company recognized a gain of $2 million. The realized part of the losses referred to above are reported under financing activities in the statement of cash flows. For 2024, 2023 and 2022, the gains and losses recognized as interest expense were immaterial.

	DECEMBER 31, 2024						DECEMBER 31, 2023
			Fair Value Measurements						Fair Value Measurements
			Derivative asset		Derivative liability				Derivative asset		Derivative liability
	Nominal		(Other current		(Other current		Nominal		(Other current		(Other current
(Dollars in millions)	volume		assets)		liabilities)		volume		assets)		liabilities)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign exchange swaps, less than 6 months	$2,916	1)	$22	2)	$42	3)	$1,895	4)	$22	5)	$12	6)
TOTAL DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	$2,916		$22		$42		$1,895		$22		$12

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $2,916 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $22 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $42 million.

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

During the first quarter of 2024, the Company issued a second 5.5-year €500 million green Eurobond. During the first quarter of 2023, the Company issued its first 5-year €500 million green Eurobond.

The fair value and carrying value of debt are summarized in the table below.

	DECEMBER 31, 2024		DECEMBER 31, 2023
(Dollars in millions)	CARRYING VALUE1)	FAIR VALUE	CARRYING VALUE1)	FAIR VALUE
LONG-TERM DEBT
Bonds	$1,512	$1,527	$1,023	$1,022
Loans	10	10	301	306
TOTAL	$1,522	$1,537	$1,324	$1,328

SHORT-TERM DEBT
Short-term portion of long-term debt	$273	$275	$297	$297
Overdrafts and other short-term debt	114	114	241	241
TOTAL	$387	$389	$538	$538

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

For the period 2022-2024, the Company did not record any material impairment charges on its long-lived assets for its continuing operations.

5. Income Taxes

INCOME BEFORE INCOME TAXES (Dollars in millions)	2024	2023	2022
U.S.	$(51)	$29	$(3)
Non-U.S.	926	583	606
Total	$875	$612	$603

PROVISION FOR INCOME TAXES (Dollars in millions)	2024	2023	2022
Current
U.S. federal	$(6)	$19	$32
Non-U.S.	260	210	181
U.S. state and local	3	3	5

Deferred
U.S. federal	(11)	(7)	(20)
Non-U.S.	(16)	(101)	(17)
U.S. state and local	(3)	(1)	(3)
Total income tax expense	$227	$123	$178

EFFECTIVE INCOME TAX RATE (%)	2024	2023	2022
U.S. federal income tax rate	21.0%	21.0%	21.0%
Non-Deductible Expenses	0.9	1.8	0.5
Foreign tax rate variances	2.2	4.6	3.6
Tax credits	(2.1)	(3.9)	(3.5)
Change in Valuation Allowances	0.5	11.6	(1.7)
Changes in tax reserves	(2.1)	2.7	(0.2)
Provision to Return	(1.5)	(0.2)	0.6
Earnings of equity investments	(0.2)	(0.2)	(0.1)
Withholding taxes	5.6	5.2	4.0
State taxes, net of federal benefit	0.0	0.3	0.4
Tax Audits	(0.5)	0.0	1.0
Other Deferred Tax Adjustments1)	0.0	(26.7)	0.0
U.S. FDII Deduction	0.0	(0.4)	0.0
U.S. GILTI Tax	1.9	3.4	3.4
Impact of Translation Rates	0.6	1.1	0.2
Other, net	(0.3)	(0.2)	0.3
Effective income tax rate	26.0%	20.1%	29.5%

1) Deferred tax asset recognized in 2023 due to the transfer of certain assets and operations as part of the Company's restructuring activities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 31, 2024, the Company had net operating loss carryforwards (NOL’s) of approximately $363 million, of which approximately $339 million have no expiration date. The remaining losses expire on various dates through 2033.

Valuation allowances have been established which partially offset the related deferred assets. Such allowances are primarily provided against NOL’s of companies that have perennially incurred losses, as well as the NOL’s of companies that are start-up operations and have not established a pattern of profitability. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance. During 2024, the Company recorded valuation allowances against deferred tax assets of tax losses in certain companies and a partial valuation allowance against the deferred tax asset recognized due to the transfer of certain assets and operations as part of the Company’s restructuring activities, on the basis of management’s assessment of the amount of the related deferred tax assets that are not more likely than not to be realized.

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

The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. At any given time, the Company is undergoing tax audits in several tax jurisdictions, covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2021. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2011. The Company is undergoing tax audits in several non-U.S. jurisdictions and several U.S. state jurisdictions, covering multiple years. As of December 31, 2024, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements, however, other audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods. The Company believes that some of these audits will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may decrease by $10-$15 million due to settlement of audits and expiration of statutes of limitations.

The Company recognizes interest and potential penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2023, the Company had recorded $64 million for unrecognized tax benefits, including $14 million of accrued interest and penalties. During 2024, the Company recorded a net increase of $3 million to income tax reserves for unrecognized tax benefits related to tax positions taken in current year. Also, during 2024, the Company recorded a net decrease of $21 million to income tax reserves for unrecognized tax benefits due to settlement of audits and expiration of statutes of limitations.

The Company had $11 million accrued for the payment of interest and penalties as of December 31, 2024. Of the total unrecognized tax benefits of $43 million recorded at December 31, 2024, $13 million is classified as current income tax payable, and $30 million is classified as non-current tax payable included in Other Non-Current Liabilities on the Consolidated Balance Sheets. Substantially all of these reserves would impact the effective tax rate if released into income.

The following table summarizes the activity related to the Company’s unrecognized tax benefits.

UNRECOGNIZED TAX BENEFITS (Dollars in millions)	2024	2023	2022
Unrecognized tax benefits at beginning of year	$83	$67	$65
Increases as a result of tax positions taken during a prior period	0	8	0
Increases as a result of tax positions taken during the current period	4	7	7
Decreases as a result of tax positions taken during a prior period	(6)	0	0
Decreases relating to settlements with taxing authorities	(6)	0	(4)
Decreases resulting from the lapse of the applicable statute of limitations	(39)	0	0
Translation Difference	(1)	1	(1)
Total unrecognized tax benefits at end of year	$35	$83	$67

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities were as follows.

DEFERRED TAXES(Dollars in millions)	December 31,
	2024	2023	2022
Assets
Provisions	$112	$126	$99
Costs capitalized for tax	85	57	43
Other Deferred Tax Asset1)	158	160	—
Property, plant and equipment	30	11	12
Retirement Plans	39	40	42
Tax receivables, principally NOL’s	99	133	123
Deferred tax assets before allowances	523	527	319
Valuation allowances	(126)	(129)	(46)
Total	397	398	273

Liabilities
Distribution taxes	(3)	(3)	(3)
Other	0	(1)	(2)
Total	(3)	(4)	(5)
Net deferred tax asset	$394	$394	$268

1) Deferred tax asset recognized in 2023 due to the transfer of certain assets and operations as part of the Company’s restructuring activities,

and is partially offset by the increased valuation allowances.

The following table summarizes the activity related to the Company’s valuation allowances (dollars in millions):

VALUATION ALLOWANCES AGAINST DEFERRED TAX ASSETS (Dollars in millions)	December 31,
	2024	2023	2022
Allowances at beginning of year	$129	$46	$59
Benefits reserved current year	11	81	14
Benefits recognized current year1)	(6)	(2)	(27)
Translation difference	(8)	4	0
Allowances at end of year	$126	$129	$46

1) Benefits reserved in 2023 include the partial reserve against deferred tax assets recognized in 2023 due to the transfer of certain assets and operations as part of the Company's restructuring activities. In January 2025 the OECD released Administrative Guidance on Article 9.1 of the Global Anti-Base Erosion Model Rules which amends the Pillar Two Framework. Jurisdictions that have adopted the Framework may implement and administer their domestic laws consistent with the Model Rules and guidance. The Guidance eliminates the tax basis in certain deferred tax assets and tax credit carryforwards for purposes of global minimum tax established under the Framework. The Company is analyzing the latest Guidance and will recognize any impact in the first quarter of 2025.

6. Receivables

(Dollars in millions)	December 31,
	2024	2023	2022
Receivables	$2,003	$2,206	$1,916
Allowance for credit losses at beginning of year	(8)	(10)	(8)
Reversal of (addition to) allowance	(2)	(2)	(4)
Write-off against allowance	0	3	2
Translation difference	0	(0)	0
Allowance for credit losses at end of year	(10)	(8)	(10)
Total receivables, net of allowance	$1,993	$2,198	$1,907

7. Inventories

(Dollars in millions)	December 31,
	2024	2023	2022
Raw material	$418	$457	$445
Work in progress	295	347	350
Finished products	290	296	265
Inventories gross	1,003	1,100	1,060
Inventory reserve at beginning of year	(89)	(91)	(91)
Change in reserve, net	1	3	(6)
Translation difference	5	(0)	5
Inventory reserve at end of year	(82)	(89)	(91)
Total inventories, net of reserve	$921	$1,012	$969

8. Other Non-Current Assets

(Dollars in millions)	December 31,
	2024	2023
Equity method investments	$13	$11
Deferred tax assets	412	433
Income tax receivables	19	22
Insurance receivables	44	75
Other non-current assets	60	66
Total other non-current assets	$548	$606

As of December 31, 2024 and 2023, the Company had one equity method investment. The Company owns 49% of Autoliv-Hirotako Safety Sdn, Bhd (parent and subsidiaries) in Malaysia which it currently does not control, but in which it exercises significant influence over operations and financial position.

9. Property, Plant and Equipment

(Dollars in millions)	December 31,
	2024	2023	Estimated life
Land and land improvements	$127	$136	n/a to 15
Buildings	1,038	1,065	20-40
Machinery and equipment	4,539	4,545	3-12
Construction in progress	629	548	n/a
Property, plant and equipment	6,334	6,294
Less accumulated depreciation	(4,095)	(4,102)
Net of depreciation	$2,239	$2,192

DEPRECIATION INCLUDED IN (Dollars in millions)	2024	2023	2022
Cost of sales	$347	$340	$329
Selling, general and administrative expenses	13	12	11
Research, development and engineering expenses, net	26	24	20
Total	$385	$376	$360

No significant fixed asset impairments related to the Company’s operations were recognized during 2024, 2023 or 2022.

The net book value of machinery and equipment and buildings and land under finance lease contracts recorded at December 31, 2024 and December 31, 2023 were immaterial. The amortization expense related to finance leases is included with depreciation expenses disclosed in the table above.

10. Goodwill and Intangible Assets

	December31,
GOODWILL (Dollars in millions)	2024	2023
Carrying amount at beginning of year	$1,378	$1,375
Translation differences	(10)	2
Carrying amount at end of year	$1,368	$1,378

Approximately $1.2 billion of the Company’s goodwill is associated with the 1997 merger of Autoliv AB and the Automotive Safety Products Division of Morton International, Inc. No goodwill impairment charges were recognized during 2024, 2023 or 2022.

	December 31,
AMORTIZABLE INTANGIBLES (Dollars in millions)	2024	2023
Gross carrying amount	$386	$391
Accumulated amortization	(379)	(384)
Carrying value	$7	$7

At December 31, 2024, intangible assets subject to amortization mainly relate to acquired technology. No significant impairments of intangible assets were recognized during 2024, 2023 or 2022.

Amortization expense related to intangible assets was $2 million, $2 million and $3 million in 2024, 2023 and 2022, respectively. Estimated future amortization expense is immaterial for all future periods.

11. Supplier Finance Program Obligations

The Company has an agreement with an external payment service provider to facilitate the payments to certain suppliers. The outstanding obligations confirmed towards the external payment service provider are recorded in Accounts Payable in the Consolidated Balance Sheet until payment has been effected. The Company has undertaken to make sure the payment is effected on the original invoice maturity date. The average payment terms during 2024 was 117 days.

The roll-forward of the Company's outstanding obligations confirmed as valid under its supplier finance program for the year ended December 31, 2024 is as follows (dollars in millions):

	As of December 31,
(Dollars in millions)	2024	2023
Confirmed obligations outstanding at beginning of the period	$345	$314
Invoices confirmed during the period	1,536	1,436
Confirmed invoices paid during the period	(1,546)	(1,405)
Confirmed obligations outstanding at end of the period	$335	$345

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

	December 31,
(Dollars in millions)	2024	2023	2022
Reserve at beginning of the period	$213	$32	$88
Provision - charge	20	212	17
Provision - reversal	(2)	(1)	(4)
Cash payments	(69)	(35)	(64)
Translation difference	(11)	7	(5)
Reserve at end of the period	$151	$213	$32

Of the restructuring charges in 2024 of $20 million, mainly related to the global structural cost reduction program activities initiated in 2023 in Europe. The cash payments of $69 million in 2024, mainly related to restructuring activities in Europe. As of December 31, 2024, the majority of the restructuring reserve balance is attributed to global structural cost reduction program activities initiated in 2023 in Europe. The Company does not expect to recognize additional material restructuring charges during 2025 related to on-going restructuring programs.

The restructuring charges in 2023 of $212 million related to the global structural cost reduction program activities initiated in 2023, primarily in Europe. Cash payments of $35 million in 2023 mainly related to restructuring activities in Europe.

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

In 2024, the additions to the reserve mainly related to warranty related issues. The reversal of the reserve was related to certain recall issues that were settled with a favorable outcome. Cash payments were evenly related to warranty and recall related issues. None of these matters were individually material during 2024.

In 2023, the change in reserve and cash payments mainly related to the Andrews litigation settlement with the reserve partly offset by reversal of recall related issues. In 2022, the changes in reserve and cash payments mainly related to warranty related issues. None of which were individually material.

A majority of the Company’s recall related issues as of December 31, 2024 are covered by insurance. Insurance receivables are included within other current and non-current assets on the Consolidated Balance Sheet. As of December 31, 2024, the Company had total insurance receivables related to recall issues of $54 million ($81 million as of December 31, 2023).

The table below summarizes the change in the balance sheet position of the product related liabilities (dollars in millions).

	December 31,
(Dollars in millions)	2024	2023	2022
Reserve at beginning of the year	$96	$145	$144
Addition to reserve	16	28	21
Reversal of preexisting reserve	(16)	(3)	(1)
Cash payments	(30)	(74)	(17)
Translation difference	(2)	0	(2)
Reserve at end of the year	$65	$96	$145

14. Debt and Credit Agreements

SHORT-TERM DEBT

As of December 31, 2024 and 2023, total short-term debt was $387 million and 538 million, respectively. As of December 31, 2024, short-term debt consisted mainly of a $273 million Swedish Export Credit Corporation loan, and $90 million commercial papers.

The Company’s subsidiaries have credit agreements, principally in the form of overdraft facilities with several local banks. Total available short-term facilities as of December 31, 2024, excluding commercial paper facilities as described below, amounted to $428 million, of which approximately $24 million was utilized. The weighted average interest rate on total short-term debt outstanding at December 31, 2024 and 2023, excluding the short-term portion of long-term debt, was 5% and 6%, respectively.

LONG-TERM DEBT

As of December 31, 2024 and 2023, total long-term debt was 1,522 million and 1,324 million, respectively.

In February 2024, the Company priced and issued a 5.5-year green bond for a total of €500 million in the Eurobond market. The bond carries a coupon of 3.625% and matures in August 2029.

In March 2023, the Company priced and issued a 5-year green bond for a total of €500 million in the Eurobond market. The bond carries a coupon of 4.25% and matures in March 2028.

In June 2020, the Company utilized its SEK 3,000 million facility with Swedish Export Credit Corporation which was signed in May 2020. The SEK 3,000 million facility matures in 2025 and carries a floating interest rate of 3M STIBOR +1.85%.

In 2014, the Company issued long-term debt securities in a U.S. Private Placement. As of December 31, 2024, the total long-term debt outstanding from the 2014 issuance of $470 million consist of $285 million aggregate principal amount of 12-year senior notes with an interest rate of 4.24%, and $185 million aggregate principal amount of 15-year senior notes with an interest rate of 4.44%.

CREDIT FACILITIES

In July 2024, the Company entered into an $125 million bilateral revolving credit facility (Bilateral RCF) with substantially the same terms as the RCF with the 11 banks (see below). As of December 31, 2024 this facility was not utilized.

In May 2022, the Company refinanced its existing revolving credit facility (RCF) of $1,100 million. The facility was syndicated among 11 banks and matures in May 2029. The Company pays a commitment fee on the undrawn amount of 0.10%, representing 35% of the applicable margin, which is 0.275% (given the Company’s ratings of “BBB+ from Fitch and “Baa1” from Moody’s). Borrowings under the facility are unsecured. As of December 31, 2024 this facility was not utilized.

The Company has a €3,000 million Euro Medium Term Note Program in place for being able to issue notes to be traded on the Global Exchange Market of Euronext Dublin. At December 31, 2024, €1,000 million had been issued under this program (see long-term debt above).

The Company has a $1.0 billion US commercial paper program and a SEK 7 billion (approx. $636 million) Swedish commercial paper program. At December 31, 2024 the amount outstanding under these programs were $90 million and SEK 0 million, respectively.

The Company is not subject to any financial covenants, i.e., performance related restrictions, in any of its significant long-term borrowings or commitments.

CREDIT RISK

In the Company’s financial operations, credit risk arises in connection with cash deposits with banks and when entering into forward exchange agreements, swap contracts or other financial instruments. In order to reduce this risk, deposits and financial instruments are only entered with a limited number of banks up to a calculated risk amount of $250 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. The policy of the Company is to work with banks that have a strong credit rating and that participate in the Company’s financing. In addition to this, deposits of up to an aggregate amount of $2 billion can be placed in U.S. and Swedish government paper and in certain AAA rated money market funds. As of December 31, 2024, the Company had placed $31 million in money market funds.

The table below shows debt maturity as cash flow. For a description of hedging instruments used as part of debt management, see the Financial Instruments section of Note 2 and Note 4.

DEBT PROFILE

							Total
PRINCIPAL AMOUNT BY EXPECTED MATURITY (dollars in millions)	2025	2026	2027	2028	2029	Thereafter	long- term	Total
Bonds	$—	$285	$—	$521	$706	$—	$1,512	$1,512
Loans	273	—	10		—	—	10	283
Commercial papers	90	—	—	—	—	—	—	90
Other short-term debt	24	—	—	—	—	—	—	24
Total principal amount	$387	$285	$10	$521	$706	$—	$1,522	$1,909

15. Shareholders’ Equity

The number of shares outstanding as of December 31, 2024 was 77,712,479. During 2024, the Company has repurchased and retired 5,052,938 shares. In addition, the Company also retired 2,000,000 shares from Treasury stock in December 2024.

DIVIDENDS	2024	2023	2022
Cash dividend paid per share	$2.74	$2.66	$2.58
Cash dividend declared per share	$2.74	$2.66	$2.58

OTHER COMPREHENSIVE LOSS / ENDING BALANCE1) (Dollars in millions)	2024	2023
Cumulative translation adjustments	$(629)	$(466)
Net pension liability	(31)	(30)
Total (ending balance)	$(659)	$(496)

Deferred taxes on the pension liability	$10	$10

1) The components of Other Comprehensive Loss are net of any related income tax effects.

Cumulative translation gains of $1 million and $12 million related to liquidated entities during 2024 and 2023 have been recycled and reported as part of the net change of cumulative translation adjustment in the Comprehensive income statement and Equity statement.

SHARE REPURCHASE PROGRAM

In November 2021, the Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million shares (whichever comes first) between January 2022 and the end of 2024. In November 2024, the Board of Directors approved the extension of this stock repurchase program through the end of 2025.

During 2024 the Company repurchased and retired 5,052,938 shares for approximately $552 million. During 2023 the Company repurchased and retired 3,671,252 shares for approximately $352 million. During 2022 the Company repurchased and retired 1,440,572 shares for approximately $115 million. In total, the Company has repurchased 10,164,762 shares under the new stock repurchase program as of December 31, 2024.

16. Supplemental Cash Flow Information

Payments for interest and income taxes were as follows:

(Dollars in millions)	2024	2023	2022
Interest	$104	$80	$64
Income taxes	207	192	215

17. Stock Incentive Plan

The Company maintains the Autoliv, Inc. 1997 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), pursuant to which it has granted to eligible employees and non-employee directors stock options (SOs), restricted stock units (RSUs) and performance shares (PSUs).

The fair value of the RSUs and PSUs is calculated as the grant date fair value of the shares expected to be issued. The RSUs and PSUs granted in 2024, 2023 and 2022 entitle the grantee to receive dividend equivalents in the form of additional RSUs and PSUs subject to the same vesting conditions as the underlying RSUs and PSUs. For the grants made during 2024, 2023 and 2022, the fair value of a RSU and a PSU was calculated by using the closing stock price on the grant date and, with respect to a PSU, assumed target performance. The grant date fair value for the RSUs and PSUs granted during 2024 was approximately $7 million and approximately $8 million, respectively.

Pursuant to the Company’s non-employee director compensation policy effective May 1, 2024, the Company’s non-employee directors receive an annual RSU grant having a grant date value equal to $152,500 and the Chairman of the Board of Directors also receives an additional annual RSU grant having a grant date value equal to $90,000. All RSUs granted to non-employee directors vest in one installment on the earlier of the next AGM or the first anniversary of the grant date, in each case subject to the grantee’s continued service as a non-employee director on the vesting date with limited exceptions. The RSUs granted to the Company’s non-employee directors entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. The grant date fair value for the RSUs granted in 2024 to the Company’s non-employee directors was approximately $2 million.

The source of the shares issued upon vesting of awards is generally from treasury shares. The Stock Incentive Plan provides for the issuance of up to 9,585,055 common shares for awards. At December 31, 2024, 7,156,026 of these shares have been issued for awards and 2,429,029 shares remain available for future grants.

In 2015 and earlier, stock awards were granted in the form of SOs and RSUs. All SOs were granted for 10-year terms, had an exercise price equal to the fair market value per share of common stock at the date of grant, and became exercisable after one year of continued employment following the grant date. The average grant date fair values of SOs were calculated using the Black-Scholes valuation model. The Company used historical exercise data for determining the expected life assumption. Expected volatility was based on historical and implied volatility. All outstanding SOs as of December 31, 2024 have since been exercised or expired.

The Company recorded approximately $16 million, $14 million and $4 million stock-based compensation expense related to RSUs and PSUs for 2024, 2023 and 2022, respectively. The total compensation cost related to non-vested awards not yet recognized is $17 million for RSUs and PSs and the weighted average period over which this cost is expected to be recognized is approximately 1.7 years. There are no remaining unrecognized compensation costs associated with SOs.

Information on the number of RSUs, PSUs and SOs related to the Stock Incentive Plan during the period of 2022 to 2024 is as follows.

RSUs	2024	2023	2022
Weighted average fair value at grant date	$112.16	$91.81	$87.56

Outstanding at beginning of year	189,966	200,764	218,268
Granted	64,601	96,243	85,985
Shares issued	(75,068)	(94,055)	(84,848)
Cancelled/Forfeited/Expired	(5,352)	(12,986)	(18,641)
Outstanding at end of year	174,147	189,966	200,764

The aggregate intrinsic value for RSUs outstanding at December 31, 2024 was approximately $16 million.

PSUs	2024	2023	2022
Weighted average fair value at grant date	$109.41	$91.80	$88.05

Outstanding at beginning of year	111,881	101,828	179,311
Change in performance conditions	147,022	18,211	(69,924)
Granted	79,712	93,962	82,914
Shares issued	(49,509)	(26,331)	(64,397)
Cancelled/Forfeited/Expired	(9,801)	(75,789)	(26,076)
Outstanding at end of year	279,305	111,881	101,828

The PSUs granted include assumptions regarding the ultimate number of shares that will be issued based on the probability of achievement of the performance conditions. Changes in those assumptions result in changes in the estimated shares to be issued which is reflected in the “Change in performance conditions” line above.

SOs	Number of options	Weighted average exercise price
Outstanding at December 31, 2021	49,875	68.71
Exercised	(8,614)	59.28
Cancelled/Forfeited/Expired	(10,150)	70.40
Outstanding at December 31, 2022	31,111	70.77
Exercised	(15,537)	65.12
Cancelled/Forfeited/Expired	(485)	58.63
Outstanding at December 31, 2023	15,089	76.97
Exercised	(10,777)	76.53
Cancelled/Forfeited/Expired	(915)	69.41
Outstanding at December 31, 2024	3,397	80.40

OPTIONS EXERCISABLE
At December 31, 2022	31,111	$70.77
At December 31, 2023	15,089	76.97
At December 31, 2024	3,397	80.40

The following summarizes information about SOs outstanding and exercisable at December 31, 2024:

EXERCISE PRICE	Number outstanding & exercisable	Remaining contract life (in years)	Weighted average exercise price
$80.40	3,397	0.13	80.40
	3,397	0.13	80.40

The total aggregate intrinsic value, which is the difference between the exercise price and $92.98 (closing price per share at December 31, 2024), for all “in the money” SOs, both outstanding and exercisable as of December 31, 2024, was immaterial.

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

ANTITRUST MATTERS

Authorities in several jurisdictions have conducted broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations included, but are not limited to, the products that the Company sells. In addition to concluded matters, authorities of other countries, with significant light vehicle manufacturing or sales may initiate similar investigations. As a result of the outcome of the European Commission investigation of anti-competitive behavior among suppliers of occupant safety systems that the Company resolved in 2019 (the "EC investigation"), the Company is subject to multiple subsequent civil disputes with non-governmental third parties stemming from the same facts and circumstances underlying the EC investigation. The Company is involved in civil litigation in the UK and Germany with respect to alleged anti-competitive behavior that occurred over a decade ago.

The trial associated with the lawsuit in the UK recently concluded and a ruling in the proceeding is expected imminently. The Company believes the allegations in the UK are unfounded. An unfavorable outcome could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial condition, and our insurance would likely not mitigate such impact. The Company cannot predict the ultimate outcome of such dispute and is unable to estimate the loss or a range of loss, or predict the reporting periods in which any such loss may be recorded.

On October 31, 2024, BMW filed a complaint against the Company in Germany claiming damages of €63 million plus interest (for a total claim of approximately €95 million) related to the conduct at issue in the EC investigation (the "BMW Complaint"). BMW is one of two European OEMs for which the Company pled guilty in 2017 in relation to the EC investigation. The Company has a period of six months to respond to the complaint and is currently assessing the viability of the complaint. The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the BMW Complaint. However, the Company continues to evaluate this matter, no accrual has been made, and the estimated range of potential loss is between €0 and €95 million. The Company cannot predict the ultimate outcome of the BMW Complaint.

This dispute could result in significant expenses as well as an unfavorable outcome that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial condition, and our insurance would likely not mitigate such impact. The Company cannot predict the duration, scope, or ultimate outcome of any such disputes.

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

As noted in Note 13 above, as of December 31, 2024, the Company has accrued $65 million for total product related liabilities. The majority of the total product liability accrual as of December 31, 2024, relates to recalls, which are generally covered by insurance. Insurance receivables for such recall related liabilities total $54 million as of December 31, 2024.

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

Specific Recalls:

In the fourth quarter of 2020, the Company was made aware of a potential recall by American Honda Motor Co. and the recall of approximately 449,000 vehicles relating to the malfunction of front seat belt buckles was announced on March 9, 2023 (the “Honda Buckle Recall”). The Company determined pursuant to ASC 450 that a loss with respect to the Honda Buckle Recall is probable and accrued an amount that is reflected in the total product liability accrual in the fourth quarter of 2020, increased the accrual in the fourth quarter of 2021, and reduced the accrual in the fourth quarter of 2023 based on vehicle repair cost data. Following the accrual increase in the third quarter of 2024, the amount by which the product liability accrual exceeds the product liability insurance receivable with respect to the Honda Buckle Recall is approximately $12 million and includes self-insurance retention costs and deductibles. The ultimate loss to the Company of the Honda Buckle Recall could be materially different from the amount the Company has accrued.

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

The table in Note 13 above summarizes the change in the balance sheet position of the product related liabilities for the fiscal year ended December 31, 2024.

19. Retirement Plans

DEFINED CONTRIBUTION PLANS

Many of the Company’s employees are covered by government sponsored pension and welfare programs. Under the terms of these programs, the Company makes periodic payments to various government agencies. In addition, in some countries the Company sponsors or participates in certain non-governmental defined contribution plans. Contributions to defined contribution plans for the years ended December 31, 2024, 2023 and 2022 were $25 million, $26 million, and $24 million, respectively.

MULTIEMPLOYER PLANS

The Company participates in a multiemployer plan in Sweden. This ITP-2 plan is funded through Alecta and covers employees born before 1979, for whom it provides a final pay pension benefit based on all service with participating employers. The Company must pay for wage increases in excess of inflation on service earned with previous employers. The plan also provides disability and family benefits and is more than 100% funded. The Company´s contributions to this multiemployer plan for the years ended December 31, 2024, 2023 and 2022 were $4 million, $4 million and $6 million, respectively.

DEFINED BENEFIT PLANS

The Company has a number of defined benefit pension plans, both contributory and non-contributory, in the U.S., France, Germany, India, Japan, Mexico, Philippines, Poland, Sweden, South Korea, Thailand, Turkey and the United Kingdom. There are funded as well as unfunded plan arrangements which provide retirement benefits to both U.S. and non-U.S. participants.

The main plan is the U.S. plan for which the benefits are based on an average of the employee’s earnings and on credited service earned through December 31, 2021. In a prior year, the Company closed participation in the Autoliv ASP, Inc. Pension Plan to exclude those employees hired after December 31, 2003. Within the U.S. there is also a non-qualified restoration plan that provides benefits to employees whose benefits in the primary U.S. plan are restricted by limitations on the compensation that can be considered in calculating their benefits. Effective December 31, 2021, the Autoliv ASP, Inc. Pension Plan is frozen to new accruals and, by extension, the non-qualified restoration plan is also frozen. Settlement accounting has been recognized each quarter in 2024, 2023 and 2022 for the U.S. plans because the lump-sum payments made to plan participants during 2024, 2023 and 2022 exceeded the sum of service cost and interest cost.

For the Company’s non-U.S. defined benefit plans the most significant individual plan is in the U.K. The Company has closed participation in the U.K. defined benefit plan to exclude all employees hired after April 30, 2003 with few members currently accruing benefits.

CHANGES IN BENEFIT OBLIGATIONS AND PLAN ASSETS FOR THE YEARS ENDED DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2024	2023	2024	2023
Benefit obligation at beginning of year	$226	$227	$208	$192
Service cost	—	—	10	9
Interest cost	11	12	12	10
Actuarial (gain) loss due to:
Change in discount rate	(7)	5	(1)	(22)
Experience	(1)	2	6	(1)
Other assumption changes	(8)	2	3	24
Benefits paid	(4)	(4)	(7)	(10)
Plan settlements/curtailments	(12)	(17)	(9)	(2)
Plan amendments	—	—	—	1
Other	—	—	0	0
Translation difference	—	—	(17)	7
Benefit obligation at end of year	$205	$226	$205	$208

Fair value of plan assets at beginning of year	$204	$201	$70	$63
Actual return on plan assets	3	24	(4)	3
Company contributions	2	0	27	11
Benefits paid	(4)	(4)	(7)	(10)
Plan settlements	(12)	(17)	(20)	(0)
Translation difference	—	—	(2)	3
Fair value of plan assets at end of year	$194	$204	$64	$70
Pension liability recognized in the balance sheet	$11	$21	$142	$138

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

COMPONENTS OF NET PERIODIC BENEFIT COST ASSOCIATED WITH THE DEFINED BENEFIT RETIREMENT PLANS FOR THE YEARS ENDED DECEMBER 31

	U.S.
(Dollars in millions)	2024	2023	2022
Service cost	$—	$—	$—
Interest cost	11	12	12
Expected return on plan assets	(12)	(10)	(14)
Amortization of actuarial loss	0	0	0
Settlement loss	1	1	6
Net periodic benefit cost	$(0)	$3	$4

	Non-U.S.
(Dollars in millions)	2024	2023	2022
Service cost	$10	$9	$9
Interest cost	12	10	6
Expected return on plan assets	(3)	(3)	(2)
Amortization of prior service costs	1	1	1
Amortization of actuarial loss	1	1	1
Settlement/curtailment (gain) loss	14	0	(8)
Net periodic benefit cost	$34	$18	$7

The service cost and amortization of prior service cost components are reported among other employee compensation costs in the Consolidated Statements of Income. The remaining components, interest cost, expected returns on plan assets, amortization of actuarial loss and settlement/curtailment gains (losses), are reported as Other non-operating items, net in the Consolidated Statements of Income.

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

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS BEFORE TAX AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2024	2023	2024	2023
Net actuarial loss	$7	$15	$29	$19
Prior service cost	—	—	3	4
Total accumulated other comprehensive loss recognized in the balance sheet	$7	$15	$33	$24

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BEFORE TAX FOR THE YEARS ENDED DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2024	2023	2024	2023
Total retirement benefit recognized in accumulated other comprehensive loss at beginning of year	$15	$22	$24	$22
Net actuarial loss (gain)	(7)	(6)	16	2
Amortization or curtailment recognition of prior service credit (cost)	—	—	(1)	(1)
Amortization or settlement recognition of net gain (loss)	(1)	(1)	(4)	(1)
Translation difference	—	—	(2)	2
Total retirement benefit recognized in accumulated other comprehensive loss at end of year	$7	$15	$33	$24

The accumulated benefit obligation for the U.S. non-contributory defined benefit pension plans was $205 million and $226 million at December 31, 2024 and 2023, respectively. The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $161 million and $173 million at December 31, 2024 and 2023, respectively.

Pension plans for which the accumulated benefit obligation (ABO) is notably in excess of the plan assets reside in the following countries: U.S., Mexico, France, Germany, Japan, South Korea, Sweden, Thailand and Turkey.

PENSION PLANS FOR WHICH ABO EXCEEDS THE FAIR VALUE OF PLAN ASSETS AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2024	2023	2024	2023
Projected Benefit Obligation (PBO)	$205	$226	$148	$145
Accumulated Benefit Obligation (ABO)	205	226	110	116
Fair value of plan assets	194	204	2	2

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual net periodic benefit cost.

ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATIONS AS OF DECEMBER 31

	U.S.		Non-U.S.1)
(% Weighted average / % Weighted average range)	2024	2023	2024	2023
Discount rate	5.60	5.13	1.25-11.00	1.00-10.25
Rate of increases in compensation level	n/a	n/a	2.25-5.00	2.25-5.00

1) The % weighted average ranges in the tables above represent significant non-U.S. plans only.

ASSUMPTIONS USED TO DETERMINE THE NET PERIODIC BENEFIT COST FOR THE YEARS ENDED DECEMBER 31

	U.S.
(% Weighted average)	2024	2023	2022
Discount rate	5.13	5.41	2.77
Rate of increases in compensation level	n/a	n/a	n/a
Expected long-term rate of return on assets	6.21	5.05	5.05

Non-U.S.1)
(% Weighted average range)	2024	2023	2022
Discount rate	1.00-10.25	0.75-9.75	0.25-8.00
Rate of increases in compensation level	2.25-5.00	2.10-5.00	1.80-5.00
Expected long-term rate of return on assets	4.00-4.95	4.20-4.80	1.70-2.20

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

The level of equity exposure is currently targeted at approximately 32% for the primary U.S. plan. The investment objective is to provide an attractive risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that Autoliv believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio. The Company has assumed a long-term rate of return on the U.S. plan assets of 6.21% for calculating the 2024 expense.

The Company has assumed a long-term rate of return on the non-U.S. plan assets in a range of 4.00-4.95% for 2024. The closed U.K. plan, which has a targeted allocation of almost 100% debt instruments, accounts for approximately 74% of the total non-U.S. plan assets.

Autoliv made contributions to the U.S. plans during 2024 and 2023 amounting to $2 million and $0 million, respectively. Contributions to the U.K plan during 2024 and 2023 amounted to $2 million and $2 million, respectively. The Company's expected contributions to its U.S. pension plans in 2025 and the years thereafter are immaterial. For the U.K. pension plan, which is the most significant non-U.S. plan, the Company expects to contribute $2 million in 2025 and in the years thereafter.

FAIR VALUE OF TOTAL PLAN ASSETS FOR THE YEARS ENDED DECEMBER 31

	U.S.	U.S.		Non-U.S.
ASSETS CATEGORY (% Weighted average)	Target allocation	2024	2023	2024	2023
Equity securities %	32	30	31	0	0
Debt instruments %	68	69	68	63	64
Other assets %	—	1	1	37	36
Total %	100	100	100	100	100

The following table summarizes the fair value of the Company’s U.S. and non-U.S. defined benefit pension plan assets:

	Fair value measurement at December 31,
(Dollars in millions)	2024	2023
Assets
Non-U.S. Bonds
Government	$21	$24
Corporate	20	21
Insurance Contracts	15	17
Other Investments	6	10
Assets at fair value Level 2	62	71
Investments measured at net asset value (NAV):
Common collective trusts	195	203
Total	258	$274

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

PENSION BENEFITS EXPECTED PAYMENTS (dollars in millions)	U.S.	Non-U.S.
2025	$17	$15
2026	19	12
2027	17	14
2028	19	14
2029	18	14
Years 2030-2034	84	85

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

As of December 31, 2024 and 2023, the benefit obligation for postretirement benefit plans other than pensions were $12 million and $13 million, respectively. The liability for postretirement benefits other than pensions is classified as other non-current liabilities in the balance sheet. The components of the net periodic benefit costs associated with these plans were immaterial for the years 2024, 2023 and 2022.

The average discount rate used to determine the U.S. postretirement benefit obligation was 5.73% in 2024 and 5.16% in 2023. The average discount rate used in determining the postretirement benefit cost was 5.16% in 2024, 5.39% in 2023 and 2.91% in 2022.

The accumulated other comprehensive income before tax associated with the postretirement benefit plans other than pensions recognized in the balance sheet as of December 31, 2024 and 2023 were $6 million and $6 million, respectively. The accumulated other comprehensive income consisted only of a net actuarial gain component for the years 2024 and 2023.

The estimated future benefit payments for the postretirement benefits, which reflect expected future service as appropriate, are expected to be immaterial for all the future years.

20. Segment Information

The Company has a single operating and reportable segment which includes Autoliv’s airbag and steering wheels and seatbelt products and components. The determination of a single operating segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”).

The Company’s CEO, as the CODM, uses consolidated, single-segment financial information for purposes of evaluating performance, making operating decisions and allocating resources.

The Company’s customers consist of all major European, U.S. and Asian automobile manufacturers. Sales to individual customers representing 10% or more of net sales were:

In 2024: No individual customer representing 10% or more.

In 2023: Renault 10% (including Nissan and Mitsubishi) and Stellantis 10%.

In 2022: Renault 11% (including Nissan and Mitsubishi), Stellantis 11% and VW 10%.

NET SALES BY REGION (Dollars in millions)	2024	2023	2022
China	$2,010	$2,105	$1,883
Asia, excl. China	2,010	1,968	1,638
Americas	3,424	3,526	2,967
Europe	2,946	2,877	2,355
Total	$10,390	$10,475	$8,842

The Company has attributed net sales to the geographic area based on the location of the entity selling the final product.

External sales in the U.S. amounted to $2,075 million, $2,342 million and $2,029 million in 2024, 2023 and 2022, respectively. Of the external sales, exports from the U.S. to other regions amounted to approximately $292 million, $343 million and $298 million in 2024, 2023 and 2022, respectively.

NET SALES BY PRODUCT (Dollars in millions)	2024	2023	2022
Airbag, Steering Wheels1)	$7,023	$7,055	$5,807
Seatbelt Products1)	3,367	3,420	3,035
Total net sales	$10,390	$10,475	$8,842

1) Including Corporate and Other sales.

LONG-LIVED ASSETS (Dollars in millions)	2024	2023
China	$621	$592
Asia, excl China	438	408
Americas	541	570
Europe	797	797
Total	$2,397	$2,367

Long -lived assets in the table above consists of Property, Plant and Equipment and Operating Lease right-of-use asset. Long-lived assets in the U.S. amounted to $272 million and $261 million for 2024 and 2023, respectively.

The CODM assesses the Company's performance and decides how to allocate resources based on consolidated net income (loss) in the Consolidated Statements of Income, which is assessed to be the segment measure of profit or loss. This measure is used to monitor actual results to evaluate the performance of the segment versus the strategic targets. The segment assets are equal to the assets presented in the Consolidated Balance Sheets.

The significant expenses that are regularly provided to the CODM are disclosed in the Consolidated Statements of Net Income as a part of the consolidated net income and are as follows.

Significant segment expenses / income (Dollars in millions)	2024	2023	2022
Total direct costs	$(7,050)	$(7,208)	$(6,142)
Total production overhead costs	(1,413)	(1,446)	(1,304)
Cost of sales	(8,463)	(8,654)	(7,446)

Research, development and engineering expenses (gross)	(612)	(618)	(595)
Engineering income	214	193	205
Research, development and engineering expenses, net	(398)	(425)	(390)

Our other significant segment items that are regularly provided to the CODM include selling, general and administrative expenses, and other income (expense) which are disclosed as separate line items in the Consolidated Statements of Income. Other expenses consist of Income from equity method investments, Interest income, Interest expense, Other non-operating items, net and Income taxes, which are disclosed as separate line items in the Consolidated Statement of income.

21. Earnings Per Share

The computation of basic and diluted earnings per share were as follows (dollars and shares in millions):

	2024	2023	2022
Numerator:
Basic and diluted:
Net income attributable to common shareholders	$646	$488	$423
Denominator:
Basic weighted average common stock	80.2	85.0	87.1
Added: Weighted average stock options/share awards	0.2	0.2	0.2
Diluted weighted average common stock	80.4	85.2	87.2

Net earnings per share - basic	$8.06	$5.74	$4.86
Net earnings per share - diluted	$8.04	$5.72	$4.85

Anti-dilutive shares outstanding for the years ended December 31, 2024, 2023 and 2022 were immaterial.

22. Subsequent Events

There were no reportable events subsequent to December 31, 2024.

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

Management assessed the effectiveness of Autoliv’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework).

Based on our assessment, we believe that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

(b) Attestation Report of the Registered Public Accounting Firm

Ernst & Young AB has issued an attestation report on the Company’s internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8. Financial Statements and Supplementary Data for the year ended December 31, 2024.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15-(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On November 7, 2024, Mikael Hagström, Vice President, Corporate Controller, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2025. These sales are intended to cover vesting taxes and would occur between February 24, 2025 and March 7, 2025.

On November 11, 2024, Jonas Jademyr, Executive Vice President, Quality and Project Management, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2025. These sales are intended to cover vesting taxes and would occur between February 24, 2025 and March 7, 2025.

On November 11, 2024, Christian Swahn, Executive Vice President, Supply Chain Management, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2025. These sales are intended to cover vesting taxes and would occur between February 24, 2025 and March 7, 2025.

On November 14, 2024, Anthony Nellis, Executive Vice President, Legal Affairs, General Counsel and Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, at a set threshold price, up to 25% of his net shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2025 after in-kind tax withholding. Such sales to occur between (i) February 21, 2025 and March 14, 2025, (ii) April 18, 2025 and June 14, 2025, (iii) July 22, 2025 and September 14, 2025, and (iv) October 21, 2025 and December 14, 2025, subject to certain conditions.

On November 16, 2024, Mikael Bratt, President & Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of performance stock units in February 2025. These sales are intended to cover vesting taxes and would occur between February 24, 2025 and March 7, 2025.

On November 20, 2024, Magnus Jarlegren, President, Autoliv Europe, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2025. These sales are intended to cover vesting taxes and would occur between February 24, 2025 and March 7, 2025.

On November 21, 2024, Fabien Dumont, Chief Technology Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 36% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2025 and March 2025. These sales are intended to cover vesting taxes and would occur between February 24, 2025 and March 7, 2025 and between March 31, 2025 and April 21, 2025. Fabien Dumont terminated the trading plan on February 12, 2025.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10. regarding executive officers, directors and nominees for election as directors of Autoliv, Autoliv’s Audit Committee, Autoliv’s code of ethics, insider trading policies and procedures, and compliance with Section 16(A) of the Securities Exchange Act is incorporated herein by reference from the information under the captions “Executive Officers of the Company” and “Proposal 1: Election of Directors”, “Committees of the Board” and “Audit and Risk Committee Report”, “Corporate Governance Guidelines and Codes of Conduct”, “Insider Trading Policies and Procedures”,and “Delinquent Section 16(a) Reports”, respectively, in the Company’s 2025 Proxy Statement. Information on Board meeting attendance is provided under the caption “Board Meetings” in the 2025 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11. regarding executive compensation for the year ended December 31, 2024 is included under the caption “Compensation Discussion and Analysis” in the 2025 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Leadership Development and Compensation Committee is included in the sections “Leadership Development and Compensation Committee Interlocks and Insider Participation” and “Leadership Development and Compensation Committee Report” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12. regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under the Stock Incentive Plan

The following table provides information as of December 31, 2024, about the common stock that may be issued under the Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders (1)	456,849	$80.40	2,429,029
Equity compensation plans not approved by security holders	—	—	—
Total	456,849	$80.40	2,429,029

(1)
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding the Company’s policy and procedures concerning related party transactions is included under the caption “Related Person Transactions” in the 2025 Proxy Statement and is incorporated herein by reference. Information regarding director independence can be found under the caption “Board Independence” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of accounting services provided to Autoliv is included under the caption “Proposal 3. Ratification of Appointment of Independent Registered Public Accounting Firm Appointment” in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)
Documents Filed as Part of this Report
(1)
Financial Statements
(i)
Consolidated Statements of Income – Years ended December 31, 2024, 2023 and 2022;
(ii)
Consolidated Statements of Comprehensive Income – Years ended December 31, 2024, 2023 and 2022;
(iii)
Consolidated Balance Sheets – as of December 31, 2024 and 2023;
(iv)
Consolidated Statements of Cash Flows – Years ended December 31, 2024, 2023 and 2022;
(v)
Consolidated Statements of Total Equity – as of December 31, 2024, 2023 and 2022;
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

4.10

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

10.6+

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Mikael Bratt, incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.7+

Employment Agreement, effective as of June 29, 2018, by and between Autoliv, Inc. and Anthony J. Nellis, incorporated herein by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 27, 2018).

10.8

Cooperation Agreement, dated March 1, 2019, between Autoliv, Inc. and Cevian Capital II GP Limited, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-12933, filing date March 1, 2019).

10.9+

Employment Agreement, dated March 18, 2019, between Autoliv, Inc. and Christian Swahn, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.10

Form of Indemnification Agreement between Autoliv, Inc. and its directors and certain of its executive officers, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.11+

Employment Agreement, dated November 26, 2019 and effective as of March 1, 2020, between Autoliv, Inc. and Fredrik Westin, incorporated herein by reference to Exhibit 10.56 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 21, 2020).

10.12

Facility Agreement, dated May 28, 2020, by and among Autoliv AB, as borrower, Autoliv, Inc. and Autoliv ASP, as guarantors, and AB Svensk Exportkredit, as lender, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.13+

Employment Agreement, dated June 8, 2020 and effective as of June 15, 2020, by between Autoliv, Inc. and Kevin Fox, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.14+

Employment Agreement, effective as of August 17, 2020, by and between Autoliv AB and Mikael Hagström incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 23, 2020).

10.15+

Employment Agreement, dated October 1, 2020 and effective as of November 1, 2020, by and between Autoliv Inc. and Colin Naughton incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.16+

Amendment No. 1, effective as of April 1, 2021, to Employment Agreement, effective March 18, 2019, by and between Autoliv Inc. and Christian Swahn incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.17+

Employment Agreement, dated December 14, 2021 and effective as of January 19, 2021, by and between Autoliv Inc. and Sng Yih incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2022).

10.18+

Form of Employee restricted stock units grant agreement (2022) to be used under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2022).

10.19+

Form of Employee performance share units grant agreement (2022) to be used promised under the Autoliv, Inc 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 22, 2022).

10.20

Facilities Agreement, dated May 23, 2022, among Autoliv, Inc., Autoliv ASP, Inc., Citibank, N.A., London Branch, Mizuho Bank, Ltd., Skandinaviska Enskilda Banken AB (publ), and the other parties and lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 22, 2022).

10.21+

Employment Agreement, dated December 1, 2022 and effective as of January 15, 2023, by and between Autoliv, Inc. and Jonas Jademyr, incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 16, 2023).

10.22+

Form of Non-Employee Director Restricted Stock Unit Grant Agreement (2023) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 21, 2023).

10.23+

Employment Agreement, dated May 17, 2023, by and between Autoliv, Inc. and Petra Albuschus incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 21, 2023).

10.24+

Amendment No. 1 to Employment Agreement, dated October 1, 2023, by and between Autoliv, Inc. and Colin Naughton incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 20, 2023).

10.25+

Employment Agreement, dated November 21, 2023, by and between Autoliv Switzerland GmbH and Magnus Jarlegren incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 20, 2024).

10.26+

Form of Employee 2024 restricted stock units grant agreement promised under Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2024).

10.27+

Form of Employee 2024 performance share units grant agreement promised under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2024).

10.28+

Autoliv, Inc. Non-Employee Director Compensation Policy effective May 1, 2024 incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 19, 2024).

10.29+

Employment Agreement, effective June 1, 2024, by and between Autoliv, Inc. and Staffan Olsson incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 19, 2024).

10.30

Revolving Credit Facility Agreement, dated July 17, 2024, among Autoliv, Inc., Autoliv ASP, and Standard Chartered Bank incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 18, 2024).

10.31+

Employment Agreement, dated September 13, 2024, by and between Autoliv (Shanghai) Management Co. Ltd. and Fabien Dumont incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 18, 2024).

19*	Autoliv Insider Trading Policy.

21*	Autoliv’s List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Autoliv, Inc. Compensation Recoupment Policy.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

+ Management contract or compensatory plan.

† Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 20, 2025.

AUTOLIV, INC.
(Registrant)

By	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 20, 2025.

Title	Name

Chairman of the Board of Directors	/s/ Jan Carlson
Jan Carlson

Chief Executive Officer and President (Principal Executive Officer)	/s/ Mikael Bratt
and Director	Mikael Bratt

Chief Financial Officer	/s/ Fredrik Westin
(Principal Financial and Principal Accounting Officer)	Fredrik Westin

Director	/s/ Laurie Brlas
Laurie Brlas

Director	/s/ Hasse Johansson
Hasse Johansson

Director	/s/ Leif Johansson
Leif Johansson

Director	/s/ Adriana Karaboutis
Adriana Karaboutis

Director	/s/ Franz-Josef Kortüm
Franz-Josef Kortüm

Director	/s/ Frédéric Lissalde
Frédéric Lissalde

Director	/s/ Xiaozhi Liu
Xiaozhi Liu

Director	/s/ Gustav Lundgren
Gustav Lundgren

Director	/s/ Martin Lundstedt
Martin Lundstedt

Director	/s/ Thaddeus Senko
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

This 10-K includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, January 2025. All rights reserved. S&P Global is a global supplier of independent industry information. The permission to use S&P Global copyrighted reports, data and information does not constitute an endorsement or approval by S&P Global of the manner, format, context, content, conclusion, opinion or viewpoint in which S&P Global reports, data and information or its derivations are used or referenced herein.

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