Form 10-Q
period 2025-03-31
AUTOLIV INC
filed 2025-04-16
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File No.: 001-12933

AUTOLIV, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0378542
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Klarabergsviadukten 70, Section D5
Box 70381,
Stockholm, Sweden	SE-107 24
(Address of principal executive offices)	(Zip Code)

+46 8 587 20 600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $1.00 per share)	ALV	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15-(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 8, 2025, there were 77,305,160 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general economic conditions, including inflation; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions, including port, transportation, and distribution delays or interruptions; supply chain disruptions, and component shortages specific to the automotive industry or the Company; geopolitical instability, including the ongoing war between Russia and Ukraine and the hostilities in the Middle East; changes in general industry and market conditions or regional growth or decline; changes in and the successful execution of our capacity alignment, restructuring, cost reduction, and efficiency initiatives and the market reaction thereto; loss of business from increased competition; higher raw material, fuel, and energy costs; changes in consumer and customer preferences for end products; customer losses; changes in regulatory conditions; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing and other negotiations with customers; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgments or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims, and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments by governmental authorities and changes in our effective tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business, including changes in trade policy and tariffs; our ability to meet our sustainability targets, goals and commitments; political conditions; dependence on and relationships with customers and suppliers; the conditions necessary to hit our financial targets; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$2,578	$2,615
Cost of sales1)	(2,100)	(2,172)
Gross profit	478	443
Selling, general and administrative expenses	(145)	(132)
Research, development and engineering expenses, net	(95)	(113)
Other income (expense), net2)	15	(4)
Operating income	254	194
Income from equity method investment	1	2
Interest income	2	5
Interest expense	(25)	(26)
Other non-operating items, net	0	(1)
Income before income taxes	233	174
Income tax expense	(65)	(47)
Net income3)	167	127
Less: Net income attributable to non-controlling interest	0	0
Net income attributable to controlling interest	$167	$126

Net earnings per share – basic	$2.15	$1.53
Net earnings per share – diluted	$2.14	$1.52

Weighted average number of shares outstanding, net of treasury shares (in millions)	77.6	82.3
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	77.9	83.0

Cash dividend per share – declared	$0.70	$0.68
Cash dividend per share – paid	$0.70	$0.68

1) Including a gain on sale of property in China of $6 million in the first quarter of 2025.

2) Including a cumulative translation gain of $11 million related to the sale of the Russian entity in the first quarter of 2025.

3) For the three months periods ended March 31, 2025 and 2024, the aggregate transaction gain (loss) included in net income for the period were a loss of $7 million and a loss of $6 million, respectively.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$167	$127
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments1)	10	(47)
Net change in unrealized components of defined benefit plans	(4)	6
Other comprehensive income (loss), before tax	6	(40)
Tax effect allocated to other comprehensive income (loss)	1	(1)
Other comprehensive income (loss), net of tax	7	(42)
Comprehensive income	175	85
Less: Comprehensive income (loss) attributable to non-controlling interest	0	0
Comprehensive income attributable to controlling interest	$174	$85

1) A cumulative translation gain of $11 million related to the sale of the Russian entity in the first quarter of 2025 has been recycled and reported as part of the net change of cumulative translation adjustment in the Comprehensive Income Statement and Equity Statement. In the Statement of Income this gain has been reported as part of Other income (expense), net.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$322	$330
Receivables, net	2,205	1,993
Inventories, net	913	921
Prepaid expenses and accrued income	184	167
Other current assets	75	72
Total current assets	3,699	3,483
Property, plant and equipment, net	2,286	2,239
Operating lease right-of-use assets	168	158
Goodwill and intangible assets, net	1,380	1,375
Other non-current assets	581	548
Total assets	8,114	7,804

Liabilities and equity
Short-term debt	540	387
Accounts payable1)	1,839	1,799
Accrued expenses	1,053	1,056
Operating lease liabilities - current	42	41
Other current liabilities	327	351
Total current liabilities	3,800	3,633
Long-term debt	1,565	1,522
Pension liability	163	153
Operating lease liabilities - non-current	120	118
Other non-current liabilities	103	92
Total non-current liabilities	1,952	1,885
Common stock	80	80
Additional paid-in capital	900	910
Retained earnings	2,176	2,105
Accumulated other comprehensive loss2)	(652)	(659)
Treasury stock	(153)	(160)
Total controlling interest's equity	2,351	2,276
Non-controlling interest	10	10
Total equity	2,361	2,285
Total liabilities and equity	$8,114	$7,804

1) Amount of obligations confirmed under the Company's Supplier Finance Program that remains unpaid is reported as Accounts Payable in the Condensed Consolidated Balance Sheets. Amount of obligations outstanding as of March 31, 2025 and December 31, 2024 are $306 million and $335 million, respectively.

2) Including cumulative translation adjustment as of March 31, 2025 and December 31, 2024 to the amount of $(617) million and $(629) million, respectively.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$167	$127
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	95	96
Deferred income taxes	(9)	6
Undistributed earnings from equity method investments, net of dividends	(1)	(2)
Gain on divestiture of property	(6)	—
Other, net	10	10
Net change in operating assets and liabilities:
Receivables and other assets, gross	(190)	(7)
Inventories, gross	22	(8)
Accounts payable and accrued expenses	(21)	(73)
Income taxes	11	(26)
Net cash provided by operating activities	77	122

Investing activities
Expenditures for property, plant and equipment	(102)	(140)
Proceeds from sale of property, plant and equipment	8	0
Net cash used in investing activities	(93)	(140)

Financing activities
Net increase (decrease) in short-term debt	123	(227)
Proceeds from issuance of long-term debt	39	534
Repayment of long-term debt	0	0
Dividends paid	(54)	(56)
Stock repurchased	(50)	(160)
Common stock options exercised	0	0
Dividends paid to non-controlling interest	0	0
Net cash provided by financing activities	57	92
Effect of exchange rate changes on cash and cash equivalents	(49)	(3)
(Decrease) increase in cash and cash equivalents	(8)	71
Cash and cash equivalents at beginning of period	330	498
Cash and cash equivalents at end of period	322	569

See Notes to Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2024	$80	$910	$2,105	$(659)	$(160)	$2,276	$10	$2,285
Comprehensive Loss:
Net income			167			167	0	167
Foreign currency translation adjustment				10		10	0	10
Pension liability				(3)		(3)		(3)
Total Comprehensive Income	—	—	167	7	—	174	0	175
Repurchased and retired shares	(1)	(10)	(40)			(50)		(50)
Stock-based compensation					7	7		7
Cash dividends declared			(54)			(54)		(54)
Other			(1)			(1)		(1)
Balances at March 31, 2025	$80	$900	$2,176	$(652)	$(153)	$2,351	$10	$2,361

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2023	$88	$1,044	$2,289	$(496)	$(368)	$2,557	$13	$2,570
Comprehensive Income:
Net income			126			126	0	127
Foreign currency translation adjustment				(46)		(46)	(0)	(47)
Pension liability				5		5		5
Total Comprehensive Income	—	—	126	(41)	—	85	0	85
Repurchased and retired shares	(1)	(26)	(134)			(161)		(161)
Stock-based compensation					4	4		4
Cash dividends declared			(56)			(56)		(56)
Balances at March 31, 2024	$86	$1,018	$2,226	$(537)	$(364)	$2,429	$13	$2,442

See Notes to the Condensed Consolidated Financial Statements (unaudited).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2025

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited consolidated financial statements and all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2025.

The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements.

The Company has one reportable segment, which includes Autoliv’s airbag and seatbelt products and components.

Certain amounts in the condensed consolidated financial statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts. Certain amounts in prior periods have been reclassified to conform to current year presentation.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.

2. NEW ACCOUNTING STANDARDS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).

Adoption of new accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require that a public entity make additional disclosures related to segments if it has them. A public entity that has a single reportable segment would be required to provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 in the fourth quarter of 2024. The adoption of this guidance resulted in incremental disclosures in the Company’s financial statements. See Note 12. Segment Information.

Accounting standards issued but not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures as well as improve the effectiveness of income tax disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require that all entities disclose on an annual basis certain detailed information about income taxes paid. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company has concluded that ASU 2023-09 will significantly increase the income tax disclosures to its financial statements. The Company will adopt the amendments in this update prospectively upon the effective date.

In March 2024, the SEC adopted final rules requiring registrants to disclose climate-related information in their annual reports. The final rules require information about a registrant’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, under the final rules, certain disclosures related to severe weather events and other natural conditions will be required in a registrant’s audited financial statements. The new requirements are required on a prospective basis and a phased-in compliance period becomes effective for the Company beginning with its Annual Report on Form 10-K for the year ending December 31, 2025. However, pending the resolution of legal challenges that were subsequently filed against these rules, in April 2024, the SEC stayed the effectiveness of the rules. In March 2025 SEC voted to end its defense of the rules.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, to improve financial reporting by requiring additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 do not change or remove current expense disclosure requirements. The amendments require that at each interim and annual reporting period an entity should disclose the amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 1, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to any or all periods presented in the financial statements. The Company is currently assessing the impact that ASU 2024-03 will have on its financial statements and will adopt the amendments in this update prospectively upon the effective date.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all of its derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of March 31, 2025 or December 31, 2024 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of March 31, 2025 and December 31, 2024 were foreign exchange swaps.

For the three months periods ended March 31, 2025 and 2024, the gains or losses recognized in other non-operating items, net were a gain of $28 million and a gain of $10 million, respectively, for derivative instruments not designated as hedging instruments. The realized part of the gains or losses referred to above is reported under financing activities in the statement of cash flows.

For the three months periods ended March 31, 2025 and 2024, the gains or losses recognized as interest expense were a loss of $1 million and a gain of $1 million, respectively.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	March 31, 2025						December 31, 2024
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$2,108	1)	$25	2)	$16	3)	$2,916	4)	$22	5)	$42	6)
Total derivatives not designated as hedging instruments	$2,108		$25		$16		$2,916		$22		$42

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $2,108 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $25 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $16 million.

4) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $2,916 million.

5) Net amount after deducting for offsetting swaps under ISDA agreements is $22 million.

6) Net amount after deducting for offsetting swaps under ISDA agreements is $42 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	March 31, 2025		December 31, 2024
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,553	$1,575	$1,512	$1,527
Loans	13	13	10	10
Total long-term debt	1,565	1,588	1,522	1,537

Short-term debt
Short-term portion of long-term debt	300	301	273	275
Overdrafts and other short-term debt	240	240	114	114
Total short-term debt	$540	$541	$387	$389

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

For the three months period ended March 31, 2025, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended March 31, 2025 was 28.0% compared to 27.0% for the three months period ended March 31, 2024. Discrete tax items, net for the three months period ended March 31, 2025 were not material. Discrete tax items, net for the three months period ended March 31, 2024 had a favorable impact of 2.5%.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, and non-U.S. jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. federal income tax authorities for years prior to 2021. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2012.

As of March 31, 2025, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the three months period ended March 31, 2025, the Company recorded a net increase of $1 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years.

Of the total unrecognized tax benefits of $44 million recorded as of March 31, 2025, $14 million is classified as current tax payable within Other current liabilities and $30 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	March 31, 2025	December 31, 2024
Raw materials	$436	$418
Work in progress	290	295
Finished products	273	290
Inventories	999	1,003
Inventory valuation reserve	(85)	(82)
Total inventories, net of reserve	$913	$921

6. RESTRUCTURING

As of March 31, 2025, the majority of the restructuring reserve balance of $121 million is attributed to global structural cost reduction program activities initiated in Europe in 2023. These activities are expected to be concluded in 2025.

No material restructuring initiatives were entered into during the first quarter of 2025. Cash payments for the three months periods ended March 31, 2025 and 2024 related to the restructuring activities in Europe, mainly Germany.

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

	Three Months Ended March 31,
	2025	2024
Reserve at beginning of the period	$151	$213
Provision - charge	0	1
Provision - reversal	(0)	0
Cash payments	(35)	(16)
Translation difference	5	(6)
Reserve at end of the period	$121	$193

7. PRODUCT-RELATED LIABILITIES

The Company is exposed to product liability and warranty claims in the event that the Company’s products fail to perform as represented and such failure results, or is alleged to result, in bodily injury, and/or property damage or other loss. The Company has reserves for product risks. Such reserves are related to product performance issues, including recalls, product liability, and warranty issues. For further explanation, see Note 8. Contingent Liabilities below.

For the three months period ended March 31, 2025, new provisions and cash payments mainly related to warranty-related issues. For the three months period ended March 31, 2024, provisions mainly related to warranty-related issues and cash payments mainly related to recall-related issues. As of March 31, 2025, the reserve for product-related liabilities mainly consisted of recall-related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). The reserve for product-related liabilities is included in accrued expenses and other non-current liabilities on the Condensed Consolidated Balance Sheets. A majority of the Company’s product-related liabilities as of March 31, 2025 are covered by insurance. Insurance receivables are included within other current assets and other non-current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2025, the Company had total insurance receivables of $54 million.

	Three Months Ended March 31,
	2025	2024
Reserve at beginning of the period	$65	$96
Change in reserve	8	(8)
Cash payments	(3)	(10)
Translation difference	1	(1)
Reserve at end of the period	$71	$78

8. CONTINGENT LIABILITIES

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

The trial associated with the lawsuit in the UK recently concluded and a ruling in the proceeding was in favor of the Company. On February 21, 2025, the United Kingdom Competition Appeal Tribunal unanimously dismissed plaintiffs' claims against the Company.

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

The Company maintains a program of insurance, which may include commercial insurance, self-insurance, or a combination of both approaches, for potential recall and product liability claims in amounts and on terms that it believes are reasonable and prudent based on our prior claims experience. The Company’s insurance policies generally include coverage of the costs of a recall, although costs related to replacement parts are generally not covered. In addition, a number of the agreements entered into by the Company, including the agreements related to the spin-off of Veoneer, require Autoliv to indemnify the other parties for certain claims. Autoliv cannot assure that the level of coverage will be sufficient to cover every possible claim that can arise in our businesses or with respect to other obligations, now or in the future, or that such coverage always will be available should we, now or in the future, wish to extend, increase or otherwise adjust our insurance.

As noted in Note 7 above, as of March 31, 2025, the Company has accrued $71 million for total product related liabilities. The majority of the total product liability accrual as of March 31, 2025 relates to recalls, which are generally covered by insurance. Insurance receivables for such recall related liabilities total $54 million as of March 31, 2025.

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

9. STOCK INCENTIVE PLAN

Eligible employees and non-employee directors of the Company participate in the Autoliv, Inc.1997 Stock Incentive Plan, as amended, (“the Plan”), and receive Autoliv stock-based awards which include restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) and, in the past, included stock options.

For the three months period ended March 31, 2025, the Company recorded approximately $7 million in stock-based compensation expense related to RSUs and PSUs. For the three months period ended March 31, 2024, the Company recorded approximately $3 million in stock-based compensation expense related to RSUs and PSUs.

During the three months ended March 31, 2025, approximately 119 thousand shares of common stock from the treasury stock were utilized by the Plan. During the three months ended March 31, 2024, approximately 102 thousand shares of common stock from the treasury stock were utilized by the Plan.

10. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is set forth in the table below. Anti-dilutive shares outstanding were immaterial for all periods presented below.

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$167	$126
Denominator:
Basic: Weighted average common stock	77.6	82.3
Add: Weighted average stock options/share awards	0.2	0.7
Diluted weighted average common stock:	77.9	83.0

Net earnings per share - basic	$2.15	$1.53

Net earnings per share - diluted	$2.14	$1.52

11. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three months periods ended March 31, 2025 and 2024 were as follows (dollars in millions).

Net Sales by Products	Three Months Ended March 31,
	2025	2024
Airbags, Steering Wheels and Other1)	$1,752	$1,781
Seatbelt Products and Other1)	826	834
Total net sales	$2,578	$2,615

Net Sales by Region	Three Months Ended March 31,
	2025	2024
Americas	$851	$893
Europe	764	770
China	447	460
Asia excl. China	515	491
Total net sales	$2,578	$2,615

1) Including Corporate sales.

Contract Balances

Contract assets relate to the Company's rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts and is included in Other current assets in the Condensed Consolidated Balance Sheet. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. The net change in the contract assets balance, reflecting the adjustments needed to align revenue recognition for work completed but not billed, for the three months periods ended March 31, 2025 and 2024, were not material in any period.

12. Segment Information

The Company has a single operating and reportable segment which includes Autoliv’s airbag and steering wheels, and seatbelt products and components. The determination of a single operating segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The basis of segmentation and the basis of measurement of segment profit or loss is consistent with our 2024 annual report on the consolidated financial statements.

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

Significant segment expenses / income (Dollars in millions)	Three Months Ended March 31,
	2025	2024
Total direct costs	$(1,734)	$(1,805)
Total production overhead costs	(365)	(367)
Cost of sales	$(2,100)	$(2,172)

Research, development and engineering expenses (gross)	$(147)	$(157)
Reimbursements from customer funded engineering projects	52	45
Research, development and engineering expenses, net	$(95)	$(113)

The Company's other significant segment items that are regularly provided to the CODM include selling, general and administrative expenses, and other income (expense), which are disclosed as separate line items in the Consolidated Statements of Income. Other expenses consist of Income from equity method investments, Interest income, Interest expense, Other non-operating items, net, and Income taxes, which are disclosed as separate line items in the Consolidated Statements of Income.

The segment assets are equal to the assets presented in the Consolidated Balance Sheets. Expenditures for long-lived segment assets are equal to the line items Expenditures for property, plant and equipment in the Consolidated Statements of Cash Flow. The segment assets and expenditures for long-lived assets for the periods presented are as follows.

Segment assets and expenditures for long-lived assets (Dollars in millions)	Three Months Ended March 31,
	2025	2024
Total assets	$8,114	$8,324
Expenditures for long-lived assets	(102)	(140)

13. SUBSEQUENT EVENTS

There were no reportable events subsequent to March 31, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the United States Securities and Exchange Commission (the “SEC”) on February 20, 2025. Unless otherwise noted, all dollar amounts are in millions.

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

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see reconciliations for “Organic sales,” “Free operating cash flow,” “Cash conversion,” “Net debt,” “Leverage ratio,” “Adjusted net income,” “Adjusted operating income,” “Adjusted operating margin,” “Adjusted earnings per share, diluted,” “Adjusted return on capital employed,” and “Adjusted return on total equity”provided below. Management believes that these non-U.S. GAAP financial measures provide supplemental information to investors regarding the performance of the Company’s business and assist investors in analyzing trends in the Company's business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as substitutes for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to the most directly comparable U.S. GAAP financial measures. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

EXECUTIVE OVERVIEW

We are pleased that we delivered good sales and profitability in the first quarter. Thanks to our adaptability and resilience, driven by our diverse product portfolio and strong customer relationships, we successfully navigated through the first month of North American tariffs. It is encouraging that we, based on LVP data from March, outperformed global LVP despite continued significant headwinds from LVP mix shifts, particularly in China. Based on a record high number of new launches we look forward to a significantly improved sales performance in China in 2025.

Our strong profitability improvement was a result of well executed operational and commercial efforts. Our structural cost reduction program continued to generate indirect work force reductions, and direct headcount was also reduced significantly although sales grew organically. Results were also supported by reaching Q1 customer compensation agreements for increased costs related to inflation and tariffs. Our continued repurchase of shares also supported a record first quarter EPS.

After the slow end to 2024, OEM sourcing of safety products for future car models picked up in the first quarter, despite the geopolitical uncertainty.

Our navigation of the new tariff environment in the first quarter gives us confidence that it is possible to continue on that course when facing increasing or changing tariffs, although there is significant uncertainty. We continue to closely monitor and evaluate the situation, focusing on being adaptive and agile, and we consider our regionalized footprint to be a valuable source for flexibility in a challenging geopolitical environment.

The current geopolitical and business environment uncertainties make it difficult to predict 2025. However, based on the strong first quarter performance and encouraging near term call-off indications, we reiterate our 2025 guidance of an organic sales growth (Non-U.S. GAAP measure) of around 2% and an adjusted operating margin (Non-U.S. GAAP measure) of around 10-10.5%.

Our strong balance sheet and cash conversion set a solid foundation for our commitment to high shareholder returns. We are looking forward to our Capital Markets Day, on June 4, 2025.

Financial highlights in the three months period ended March 31, 2025

Change figures below compare to the same period of the previous year, except when stated otherwise.

$2,578 million net sales

1.4% net sales decrease

2.2% organic sales growth - (Non-U.S. GAAP measure, see reconciliation table below)

9.9% operating margin

9.9% adjusted operating margin - (Non-U.S. GAAP measure, see reconciliation table below)

$2.14 diluted EPS, 41% increase

$2.15 adjusted diluted EPS (Non-U.S. GAAP measure, see reconciliation table below), 37% increase

Key business developments in the three months period ended March 31, 2025

Change figures below compare to the same period of the previous year, except when stated otherwise.

First quarter sales increased organically (Non-U.S. GAAP measure, see reconciliation table below) by 2.2%, which was 2.6pp higher than the global LVP decrease of 0.4% (S&P Global March 2025). A strong LVP in March resulted in a stronger than expected global LVP in the quarter. Regional and customer LVP mix is estimated to have contributed to about 3pp underperformance. Compared to March S&P Global LVP data, we outperformed Europe, Americas and in Asia excl. China, mainly due to product launches and positive pricing. Our sales to domestic Chinese OEMs grew by 19%, in line with their LVP growth. As lower content vehicles in China outgrew higher content vehicles, we underperformed in China overall. We expect that our record number of new launches will significantly improve our relative sales performance in China in 2025.

Profitability improved, mainly due to organic sales growth and successful execution of cost reductions. Total headcount decreased by 6%. Impacts from the U.S. tariffs and counter tariffs in the first quarter had a negligible impact on operating profit in the quarter as we managed to pass on the costs of tariff increases to our customers. Operating income was $254 million and adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) was $255 million. Operating margin and adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below) were both 9.9% ROCE and adjusted ROCE (Non-U.S. GAAP measure, see reconciliation table below) were both 25.6%.

Free operating cash flow (Non-U.S. GAAP measure, see reconciliation table below) was in line with last year, despite that operating cash flow was slightly lower than last year. A larger working capital build up reflecting higher sales at the end of the quarter was offset by lower capex, net. The leverage ratio (Non-U.S. GAAP measure, see reconciliation table below) of 1.3x is within our target range. In the quarter, a dividend of $0.70 per share was paid and 0.5 million shares were repurchased and retired.

Business and market condition update for the first quarter 2025

Supply Chain

In the first quarter of 2025, global LVP decreased by 0.4% year-over-year (according to S&P Global March 2025). Call-off volatility improved slightly compared to a year earlier and was about unchanged compared to the fourth quarter of 2024, although it remains higher than pre-pandemic levels. Low customer demand visibility and changes to customer call-offs with short notice, although it improved, continued to have a negative impact on our production efficiency and profitability in the quarter. We expect call-off volatility in 2025 on average to be slightly lower than it was in 2024 but still remain higher than pre-pandemic levels. However, the uncertainty regarding future changes in tariffs and trade restrictions may lead to a more negative call-off volatility development.

Inflation

In the first quarter, cost pressure from labor and other items still impacted our profitability negatively, although to a lesser degree than the first quarter of 2024. Most of the inflationary cost pressure was offset by price increases and other customer compensations in the quarter. Raw material price changes had a slightly negative impact on our profitability during the first quarter. We expect raw material costs in 2025 to increase for the full year. We expect cost pressure from general inflation to moderate in 2025, but we still expect some pressure coming mainly from labor, especially in Europe and the Americas and potentially from tariffs. The uncertainty regarding effects of tariffs and trade restrictions may lead to a more adverse inflation development. We continue to execute on productivity and cost reduction initiatives to offset these cost pressures.

Geopolitical risks and tariffs

The effects from the new tariffs imposed in the first quarter did not have a material impact on our profitability in the first quarter, as we managed to achieve customer compensations. It is our ambition and expectation that we will continue to pass on tariff costs to our customers, although there is significant uncertainty. Geopolitical uncertainties will continue to create a challenging operating environment. We also see a likelihood that there will be new or increased or changed tariffs or other related trade restrictions imposed in 2025 that may impact our operations. We continue to closely monitor the situation and are prepared to remain agile in responding to any such developments.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended
	or As of March 31,
	2025	2024
Receivables outstanding relative to sales, %1)	21.4%	21.0%
Inventory outstanding relative to sales, %2)	8.9%	9.5%
Payables outstanding relative to sales, %3)	17.8%	17.7%

Gross margin, %4)	18.6%	16.9%
Operating margin, %5)	9.9%	7.4%

Capital employed6)	4,149	4,003
Net debt7)	1,787	1,562
Return on total equity, %8)	28.8%	20.2%
Return on capital employed, %9)	25.6%	19.7%

Headcount at period-end10)	65,900	70,100

1) Outstanding receivables relative to annualized quarterly sales.

2) Outstanding inventory relative to annualized quarterly sales.

3) Outstanding payables relative to annualized quarterly sales.

4) Gross profit relative to sales.

5) Operating income relative to sales.

6) Total equity and net debt.

7) Net debt adjusted for pension liabilities in relation to EBITDA. See tabular presentation reconciling this non-U.S. GAAP measure to U.S. GAAP below.

8) Net income relative to average total equity.

9) Operating income and income from equity method investments, relative to average capital employed.

10) Employees plus temporary, hourly personnel.

three months period ended March 31, 2025 COMPARED WITH three months period ended March 31, 2024

Consolidated Sales Development

(dollars in millions)

	Three Months Ended March 31,			Components of change in net sales
	2025	2024	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$1,752	$1,781	(1.6)%	(3.3)%	1.7%
Seatbelt products and Other2)	826	834	(1.0)%	(4.2)%	3.2%
Total	$2,578	$2,615	(1.4)%	(3.6)%	2.2%

Americas	$851	$893	(4.7)%	(6.0)%	1.3%
Europe	764	770	(0.7)%	(2.6)%	1.9%
China	447	460	(2.8)%	(1.2)%	(1.6)%
Asia excl. China	515	491	4.8%	(2.8)%	7.7%
Total	$2,578	$2,615	(1.4)%	(3.6)%	2.2%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 1.7% in the quarter. The largest contributor to the increase was side airbags and steering wheels, followed by inflatable curtains and center airbags. This was partly offset by declines for knee airbags, driver airbags and passenger airbags.

Sales by product - Seatbelts and Other

Sales for Seatbelt Products and Other grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 3.2% in the quarter. Sales increased organically in Asia excluding China and in the Americas while it declined in China and Europe.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 2.2% compared to the global LVP decrease of 0.4% (according to S&P Global, March 2025). The outperformance was mainly driven by product launches and pricing. We estimate that the regional and model LVP mix contributed to about 3pp underperformance. This was particularly accentuated in China where we estimate that changes in LVP model mix contributed around 8pp to our underperformance in China. Our organic sales growth outperformed LVP growth by 11pp in Europe, by 6.1pp in Americas and by 5.4pp in Asia excluding China, while we underperformed by 9.2pp in China.

LVP growth in China was heavily tilted to domestic OEMs with typically lower safety content. LVP for global OEMs declined by 9% while it increased by 19% for domestic OEMs. Autoliv's sales to domestic OEMs increased by 19% in the quarter. We expect that our strong order intake with domestic OEMs will lead to a record high number of new launches and significantly improve Autoliv's sales performance in China in 2025.

First quarter of 2025 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	1.3%	1.9%	(1.6)%	7.7%	2.2%
Main growth drivers	Toyota, Ford, Honda	Renault, Mercedes, Ford	Geely, BYD, Nio	Toyota, Subaru, Suzuki	Toyota, Ford, VW
Main decline drivers	EV OEM, Mercedes, Hyundai	Volvo, EV OEM, Hyundai	EV OEM, Volvo, Lixiang	Honda, Mitsubishi, Renault	EV OEM, Volvo, Lixiang

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change first quarter of 2025 versus first quarter of 2024

	Americas	Europe	China	Asia excl. China	Global
LVP1)	(4.8)%	(9.0)%	7.6%	2.3%	(0.4)%

1) Source: S&P Global, March 2025.

Earnings

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2025	2024	Change
Net Sales	$2,578	$2,614.863	(1.4)%
Gross profit	478	443	8.1%
% of sales	18.6%	16.9%	1.6	pp
S, G&A	(145)	(132.084)	9.5%
% of sales	(5.6)%	(5.051)%	(0.6	)pp
R, D&E, net	(95)	(113)	(16)%
% of sales	(3.7)%	(4.3)%	0.6	pp
Other income (expense), net	15	(4)	(479)%
Operating income	254	194	31.2%
% of sales	9.9%	7.4%	2.4	pp
Adjusted operating income1)	255	199	28.2%
% of sales	9.9%	7.6%	2.3	pp
Financial and non-operating items, net	(22)	(20)	8.2%
Income before taxes	233	174	33.9%
Income taxes	(65)	(47)	39%
Tax rate	28.0%	27.0%	1.0	pp
Net income	167	127	32.1%
Earnings per share, diluted2)	2.14	1.52	41%
Adjusted earnings per share, diluted1,2)	2.15	1.58	37%

1) Non-U.S. GAAP measure, excluding effects from capacity alignments, antitrust related matters and for fiscal year 2023 the Andrews litigation settlement.

2) Net of treasury shares.

First quarter of 2025 financial development

Gross profit increased by $36 million, and the gross margin increased by 1.6pp compared to the prior year. The main drivers behind the improvement were the structural cost reduction program combined with the improved customer call-off accuracy, which supported an improved operational efficiency with lower costs for labor, premium freight and waste and scrap, as well as positive effects from the organic sales growth. The main offsetting factor to the improvement were negative foreign currency translation effects.

S,G&A costs increased by $13 million compared to the prior year, mainly due to $8 million in increased IT costs and minor cost increases for other items, including personnel costs and legal fees, partly offset by $5 million from positive foreign currency translation effects. S,G&A costs in relation to sales increased from 5.1% to 5.6%.

R,D&E, net costs decreased by $18 million compared to the prior year, with $8 million of the improvement coming from higher engineering income. The decrease was also supported to a smaller extent from several items, mainly $5 million from positive foreign currency translation effects and $3 million in lower personnel costs. R,D&E, net, in relation to sales decreased from 4.3% to 3.7%.

Other income (expense), net was positive $15 million, compared to negative $4 million in the same period last year. Almost all of the Other income in the quarter was from the recycled accumulated currency translation differences related to the divestment of our idled operations in Russia.

Operating income increased by $60 million compared to the prior year, due to the higher gross profit, lower costs for R,D&E, net, and higher Other income (expense), partly offset by higher costs for S,G&A, as outlined above.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by $56 million compared to the prior year, due to the higher gross profit, lower costs for R,D&E, net, and higher Other income (expense), partly offset by higher costs for S,G&A, as outlined above.

Financial and non-operating items, net, was negative $22 million compared to negative $20 million a year earlier. The increase was mainly due to lower interest income following lower cash holdings.

Income before taxes increased by $59 million compared to the prior year, mainly due to the higher operating income.

Tax rate was 28.0% compared to 27.0% in the prior year. The lower tax rate in 2024 was mainly due to discrete tax benefits for the release of tax reserves recorded in the first quarter of 2024. Discrete tax items, net, did not have a material impact to the tax rate in the first quarter of 2025 versus a decrease of 2.5pp in the corresponding quarter last year.

Earnings per share, diluted increased by $0.62 compared to the prior year. The main drivers were $0.52 from higher operating income and $0.13 from lower number of outstanding shares, diluted.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows. The Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.

First quarter of 2025 development

Changes in operating working capital impacted operating cash flow by $179 million negative compared to an impact of $114 million negative in the prior year. The working capital increase in the quarter of $179 million was mainly a result of $166 million in increased receivables following the strong sales towards the end of the quarter, $46 million from lower accrued expenses and $24 million increase in other current assets. This was to some extent offset by $25 million in positive effects from accounts payables and $22 million in lower inventories. These changes are within normal variations related to timings, especially the high level of sales towards the end of the quarter.

Operating cash flow decreased by $45 million to $77 million compared to the prior year, mainly because the increase in operating working capital was larger than the increase in net income, as outlined above.

Capital expenditure, net decreased by $47 million compared to the prior year. The level of capital expenditure, net, in relation to sales declined to 3.6% versus 5.4% a year earlier. The lower level of capital expenditure, net is mainly related to the lower activity level of footprint optimization in Europe and Americas and less capacity expansion, especially in Asia.

Free operating cash flow (Non-U.S. GAAP measure, see reconciliation table below) was negative $16 million compared to negative $18 million in the prior year. The decrease was due to the lower operating cash flow partly offset by the lower capital expenditure, net, as outlined above.

Cash conversion (Non-U.S. GAAP measure, see reconciliation table below) defined as free operating cash flow (Non-U.S. GAAP measure, see reconciliation table below) in relation to net income, was n/a in the quarter as free operating cash flow was negative.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) was $1,787 million as of March 31, 2025, which was $225 million higher than a year earlier, mainly because in the last twelve months, dividends paid and share repurchases were higher than free operating cash flow.

Total equity as of March 31, 2025, decreased by $80 million compared to March 31, 2024. This was mainly due to $218 million in dividend payments, $447 million in share repurchases, including taxes, and $104 million negative currency translation effects, partly offset by positive net income of $688 million.

Leverage ratio (Non-U.S. GAAP measure, see reconciliation table below): On March 31, 2025, the Company had a leverage ratio of 1.3x compared to 1.3x on March 31, 2024, following that the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure, see reconciliation table below) increased by around $80 million while net debt per the policy (Non-U.S. GAAP measure, see reconciliation table below) increased by around $241 million.

NON-U.S. GAAP MEASURES

The Company believes that comparability between periods is improved through the exclusion of certain items. To assist investors in understanding the operating performance of Autoliv's business, it is useful to consider certain U.S. GAAP measures exclusive of these items.

The following tables reconciles Income before income taxes, Net income attributable to controlling interest, Capital employed, which are inputs utilized to calculate Return On Capital Employed (“ROCE”), adjusted ROCE and Return On Total Equity (“ROE”). The Company believes this presentation may be useful to investors and industry analysts who utilize these adjusted non-U.S. GAAP measures in their ROCE and ROE calculations to exclude certain items for comparison purposes across periods. Autoliv’s management uses the ROCE, adjusted ROCE and ROE measures for purposes of comparing its financial performance with the financial performance of other companies in the industry and providing useful information regarding the factors and trends affecting the Company’s business.

As used by the Company, ROCE is annualized operating income and income from equity method investments, relative to average capital employed. Adjusted ROCE is annualized operating income and income from equity method investments, relative to average capital employed as adjusted to exclude certain non-recurring items. See definitions of "annualized operating income" and "average capital employed" in footnote to the tables below. The Company believes ROCE and adjusted ROCE are useful indicators of long-term performance both absolute and relative to the Company's peers as it allows for a comparison of the profitability of the Company’s capital employed in its business relative to that of its peers.

ROE is the ratio of annualized income (loss) relative to average total equity for the periods presented. See definitions of "annualized income" "and "average total equity" in footnote to the tables below. The Company’s management believes that ROE is a useful indicator of how well management creates value for its shareholders through its operating activities and its capital management.

Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of GAAP measure "Operating income" to Non-GAAP measure "Adjusted Operating income"

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Operating income (GAAP)	$254	$194
Non-GAAP adjustments:
Less: Capacity alignments	2	2
Less: Antitrust related items	(1)	3
Total non-GAAP adjustments to operating income	1	5
Adjusted Operating income (Non-GAAP)	$255	$199

Reconciliation of GAAP measure "Operating margin" to Non-GAAP measure "Adjusted Operating margin"

	Three Months Ended March 31,
	2025	2024
Operating margin (GAAP)	9.9%	7.4%
Non-GAAP adjustments:
Less: Capacity alignments	0.1%	0.1%
Less: Antitrust related items	(0.0)%	0.1%
Total non-GAAP adjustments to operating margin	0.0%	0.2%
Adjusted Operating margin (Non-GAAP)	9.9%	7.6%

Reconciliation of GAAP measure "Income before income taxes" to Non-GAAP measure "Adjusted Income before income taxes"

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Income before income taxes (GAAP)	$233	$174
Non-GAAP adjustments:
Less: Capacity alignments	2	2
Less: Antitrust related items	(1)	3
Total non-GAAP adjustments to Income before income taxes	1	5
Adjusted Income before income taxes (Non-GAAP)	$233	$179

Reconciliation of GAAP measure "Net income" to Non-GAAP measure "Adjusted Net income"

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Net income (GAAP)	$167	$127
Non-GAAP adjustments:
Less: Capacity alignments	2	2
Less: Antitrust related items	(1)	3
Less: Tax on non-GAAP adjustments	(0)	(1)
Total non-GAAP adjustments to Net income	1	4
Adjusted Net income (Non-GAAP)	$168	$131

Reconciliation of GAAP measure "Net income attributable to controlling interest" to Non-GAAP measure "Adjusted Net income attributable to controlling interest"

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Net income attributable to controlling interest (GAAP)	$167	$126
Non-GAAP adjustments:
Less: Capacity alignments	2	2
Less: Antitrust related items	(1)	3
Less: Tax on non-GAAP adjustments	(0)	(1)
Total non-GAAP adjustments to Net income attributable to controlling interest	1	4
Adjusted Net income attributable to controlling interest (Non-GAAP)	$167	$131

Reconciliation of GAAP measure "Earnings per share - diluted" to Non-GAAP measure "Adjusted Earnings per share - diluted"

	Three Months Ended March 31,
(Per share data)	2025	2024
Earnings per share - diluted (GAAP)	$2.14	$1.52
Non-GAAP adjustments:
Less: Capacity alignments	0.02	0.03
Less: Antitrust related items	(0.02)	0.03
Less: Tax on non-GAAP adjustments	(0.00)	(0.01)
Total non-GAAP adjustments to Earnings per share - diluted	0.01	0.05
Adjusted Earnings per share - diluted (Non-GAAP)	$2.15	$1.58

Weighted average number of shares outstanding - diluted	77.9	83.0

Reconciliation of GAAP measure "Return on Capital Employed" to Non-GAAP measure "Adjusted Return on Capital Employed"

	Three Months Ended March 31,
	2025	2024
Return on capital employed1) (GAAP)	25.6%	19.7%
Non-GAAP adjustments:
Less: Capacity alignments	0.2%	0.2%
Less: Antitrust related items	(0.1)%	0.3%
Total non-GAAP adjustments to Return on capital employed1)	0.1%	0.5%
Adjusted Return on capital employed1) (Non-GAAP)	25.6%	20.2%

Annualized adjustment2) on Return on capital employed1)	$3	$20

1) Annualized operating income and income from equity method investments, relative to average capital employed. The average capital employed amount is calculated as an average of the opening balance amount and the closing balance amounts for each quarter included in the period.

2) The quarterly annualized adjustment to the operating income and income from equity method investments amount is calculated as the quarterly amount multiplied by four. The year-to-date annualized adjustment to the operating income and income from equity method investments amount is calculated as the year-to-date amount divided by the quarterly period number (two, three or four) multiplied by four.

Reconciliation of GAAP measure "Return on Total Equity" to Non-GAAP measure "Adjusted Return on Total Equity"

	Three Months Ended March 31,
	2025	2024
Return on total equity1) (GAAP)	28.8%	20.2%
Non-GAAP adjustments:
Less: Capacity alignments	0.3%	0.4%
Less: Antitrust related items	(0.2)%	0.4%
Less: Tax on non-GAAP adjustments	(0.0)%	(0.1)%
Total non-GAAP adjustments to Return on total equity1)	0.1%	0.7%
Adjusted Return on total equity1) (Non-GAAP)	28.9%	20.9%

Annualized adjustment2) on Return on total equity1)	$2	$18

1) Annualized net income relative to average total equity. The average total equity amount is calculated as an average of the opening balance amount and the closing balance amounts for each quarter included in the period.

2) The quarterly annualized adjustment to net income amount is calculated as the quarterly amount multiplied by four. The year-to-date annualized adjustment to the net income amount is calculated as the year-to-date amount divided by the quarterly period number (two, three or four) multiplied by four.

Autoliv from time to time enters into “debt-related derivatives” (DRDs) as a part of its debt management and as part of efficiently managing the Company’s overall cost of funds. Creditors and credit rating agencies use net debt adjusted for DRDs in their analyses of the Company’s debt, therefore we provide this non-U.S. GAAP measure. DRDs are fair value adjustments to the carrying value of the underlying debt. Also included in the DRDs is the unamortized fair value adjustment related to a discontinued fair value hedge that will be amortized over the remaining life of the debt. By adjusting for DRDs, the total financial liability of net debt is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	March 31, 2025	December 31, 2025	March 31, 2024
Short-term debt	$540	$387	$310
Long-term debt	1,565	1,522	1,830
Total debt	2,105	1,909	2,140
Cash and cash equivalents	(322)	(330)	(569)
Debt issuance cost/Debt-related derivatives, net	4	(24)	(9)
Net debt	$1,787	$1,554	$1,562

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

Calculation of “Leverage ratio”

(Dollars in millions)

(Dollars in millions)	March 31, 2025	December 31, 2025	March 31, 2024
Net debt1)	$1,787	$1,554	$1,562
Pension liabilities	163	153	149
Net debt per the Policy	1,950	1,708	1,711

Net income2)	688	648	541
Income taxes 2)	246	227	136
Interest expense, net2,3)	97	95	83
Other non-operating items, net2)	16	16	1
Income from equity method investments2)	(6)	(7)	(5)
Depreciation and amortization of intangibles2)	386	387	381
Capacity alignments, antitrust related matters and the Andrews litigation settlement2)	23	27	231
EBITDA per the Policy (Adjusted EBITDA)	$1,449	$1,394	$1,369
Leverage ratio	1.3	1.2	1.3

1) Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.

2) Latest 12-months.

3) Interest expense, net including cost for extinguishment of debt, if any, less interest income.

Management uses the non-U.S. GAAP measure “free operating cash flow” to analyze the amount of cash flow being generated by the Company’s operations after capital expenditure, net. This measure indicates the Company’s cash flow generation level that enables strategic value creation options such as dividends or acquisitions. For details on the calculation of free operating cash flow, see the table below. Management uses the non-U.S. GAAP measure “cash conversion” to analyze the proportion of net income that is converted into free operating cash flow. The measure is a tool to evaluate how efficiently the Company utilizes its resources. For details on cash conversion, see the table below.

Reconciliation of GAAP measure "Operating cash flow" to "Free operating cash flow" and "Cash conversion"

(Dollars in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$167	$127
Changes in operating working capital	(179)	(114)
Depreciation and amortization	95	96
Gain on divestiture of property	(6)	—
Other, net	(1)	14
Operating cash flow	77	122
Expenditures for property, plant and equipment	(102)	(140)
Proceeds from sale of property, plant and equipment	8	0
Capital expenditure, net1)	(93)	(140)
Free operating cash flow2)	$(16)	$(18)
Cash conversion3)	n/a	n/a
1) Defined as Expenditures for Property, Plant and Equipment less Proceeds from sale of Property, Plant and Equipment.
2) Operating cash flow less Capital expenditures, net.
3) Free operating cash flow relative to Net income.

Headcount

	March 31, 2025	December 31, 2024	March 31, 2024
Total headcount	65,900	65,200	70,100
Whereof:
Direct personnel in manufacturing	48,800	48,000	52,500
Indirect personnel	17,100	17,200	17,600
Temporary personnel	10%	9%	10%

As of March 31, 2025, total headcount (Full Time Equivalent) decreased by around 4,200, or 6.0%, compared to a year earlier, despite that organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 2.2%. The indirect workforce decreased by around 500, or 2.9%, mainly reflecting our structural reduction initiatives. The direct workforce decreased by approximately 3,700, or 7.0%. The decrease was supported by an improvement in customer call-off accuracy which enabled us to accelerate operating efficiency improvements.

Compared to December 31, 2024, total headcount (Full Time Equivalent) increased by around 700, or 1.1%. Indirect headcount decreased by around 100, or 0.7%, while direct headcount increased by approximately 900, or 1.8%.

Full year 2025 guidance

In addition to the assumptions and our business and market update noted below, our full year 2025 guidance is based on our customer call-offs, as well as the achievement of our targeted cost compensation adjustments with our customers, including for the new tariffs, no further material changes to tariffs or trade restrictions, as compared to what is in effect as of April 15, 2025, as well as no significant changes in the macro-economic environment, changes to customer call-off volatility or significant supply chain disruptions.

Full year 2025 Guidance
Organic sales growth	Around 2%
Adjusted operating margin 1)	Around 10-10.5%
Operating cash flow 2)	Around $1.2 billion
Capital expenditures, net % of sales	Around 5%
1) Excluding effects from capacity alignments, antitrust related matters and other discrete items.
2) Excluding unusual items.

Full year 2025 Assumptions
LVP growth	Around 0.5% negative
Foreign currency impact on net sales	Around 3% negative
Tax rate3)	Around 28%
3) Excluding unusual tax items.

This report includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, March 2025. All rights reserved.

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

Other recent events

Key launches in the three months period ended March 31, 2025

•
Honda Passport: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Knee Airbag, Seatbelts
•
Ford Expedition: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel
•
Hyundai Palisade: Driver/Passenger Airbags, Knee Airbag, Seatbelts
•
Dacia Bigster: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts
•
Renault 5 E-TECH: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel
•
Mercedes CLA: Driver/Passenger Airbags, Steering Wheel, Seatbelts
•
Audi A6 Avant: Side Airbags, Front Center Airbag, Seatbelts
•
Kia Tasman: Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts
•
Citroen C3: Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts

Other Items

•
On March 14, 2025, Autoliv announced the renewal for one year of its €3 billion guaranteed euro medium term note program, originally established on April 11, 2019.
•
On April 3, 2025, Autoliv announced advances on its climate targets with renewable energy agreements. Autoliv is entering two Virtual Power Purchase Agreements with two renewable electricity producers, Alight and Eurowind Energy. This is to ensure a consistent and reasonably priced energy supply for Autoliv's activities in Europe, reducing the risks associated with potential future energy price fluctuations and to ensure its operations will continue to be both economical and sustainable even in the face of volatile markets.
•
Autoliv invites financial analysts, institutional investors and journalists with a focus on automotive safety technology to its Capital Markets Day, on Wednesday, June 4, 2025, in Stockholm, Sweden. Focus will be on our medium and long-term growth avenues, products and solutions, strategic roadmap, and progress in automation and operational efficiency. Autoliv management will present how Autoliv works strategically with OEMs in securing a strong position with future winners that will support Autoliv’s long term success.
•
In Q1 2025, Autoliv repurchased and retired 0.5 million shares of common stock at an average price of $95.22 per share under the Autoliv 2022-2025 stock purchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2025, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.

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

See Part I, Item 1, "Financial Statements, Note 8 Contingent Liabilities" of this Quarterly Report on Form 10-Q for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

ITEM 1A. RISK FACTORS

Except for below, as of March 31, 2025, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.

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

Our international operations also depend upon favorable trade relations between the countries where we manufacture and sell products and those foreign countries in which our customers and suppliers have operations. The current U.S. presidential administration has created uncertainty about the future relationship between the U.S. and its trading partners, including with respect to the trade policies and agreements, treaties, government regulations and tariffs that could apply to trade between the U.S. and other nations. In February 2025, additional tariffs have been applied to imports from China and China responded with retaliatory tariffs on the import of American goods. In April 2025, the U.S. presidential administration imposed tariffs on all imports with limited exceptions. This included additional tariffs to imports from China and China again responded with retaliatory tariffs on the import of American goods. Changes in national policy, other governmental action related to tariffs or international trade agreements, changes in social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where the Company currently manufactures and sells products, and any resulting negative sentiments towards the Company as a result of such changes could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our cash flows, operating results and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchases by the Company during the three months period ended March 31, 2025.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that Yet May Be Purchased Under the Plans or Programs (3)
January 1-31, 2025	—	$—	10,164,762	6,835,238
February 1-28, 2025	109,979	$98.14	10,274,741	6,725,259
March 1-31, 2025	418,753	$94.45	10,693,494	6,306,506

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

(3) In November 2021, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million common shares, whichever comes first, between January 2022 and the end of 2024. On November 11, 2024, the Company announced that the Board of Directors approved the extension of this stock repurchase program through the end of 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 21, 2024, Fabien Dumont, Chief Technology Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 36% of his shares of the Company's common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2025 and March 2025. These sales are intended to cover vesting taxes and would occur between February 24, 2025 and March 7, 2025 and between March 31, 2025 and April 21, 2025. Fabien Dumont terminated the trading plan on February 12, 2025.

On March 12, 2025, Jan Carlson, Chairman of the Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) for the potential sale of his shares of the Company's common stock that he would acquire upon the vesting of a restricted stock units award on May 8, 2025. The plan provides for the potential sale of up to 2,006 shares of the Company's common stock. These sales would occur between June 11, 2025 and June 14, 2025 or between July 21, 2025 and September 15, 2025 if the minimum price threshold specified in the plan is met.

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

4.6*	Amended and Restated Agency Agreement, dated March 14, 2025, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

4.7*	Base Listing Particulars Agreement, dated March 14, 2025, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

4.8*	Amended and Restated Programme Agreement, dated March 14, 2025, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

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

Date: April 16, 2025

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)