Form 10-Q
period 2025-06-30
AUTOLIV INC
filed 2025-07-18
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 10, 2025, there were 76,807,215 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$2,714	$2,605	$5,292	$5,220
Cost of sales1)	(2,213)	(2,130)	(4,312)	(4,303)
Gross profit	501	475	980	917
Selling, general and administrative expenses	(145)	(138)	(290)	(270)
Research, development and engineering expenses, net	(107)	(116)	(202)	(229)
Other income (expense), net2)	(1)	(14)	14	(18)
Operating income	247	206	502	400
Income from equity method investment	1	2	3	3
Interest income	2	3	4	7
Interest expense	(27)	(28)	(52)	(54)
Other non-operating items, net	(3)	1	(3)	(0)
Income before income taxes	221	183	453	356
Income tax expense	(53)	(44)	(118)	(91)
Net income3)	168	139	335	266
Less: Net income attributable to non-controlling interest	0	0	1	1
Net income attributable to controlling interest	$167	$138	$334	$265

Net earnings per share – basic	$2.17	$1.71	$4.32	$3.24
Net earnings per share – diluted	$2.16	$1.71	$4.31	$3.23

Weighted average number of shares outstanding, net of treasury shares (in millions)	77.1	80.9	77.3	81.6
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	77.3	81.1	77.5	82.1

Cash dividend per share – declared4)	$1.55	$0.68	$2.25	$1.36
Cash dividend per share – paid	$0.70	$0.68	$1.40	$1.36

1) Including a gain on sale of property in China of $6 million in the first quarter of 2025.

2) Including a cumulative translation gain of $11 million related to the sale of the Russian entity in the first quarter of 2025.

3) For the three months periods ended June 30, 2025 and 2024, the aggregate transaction gain (loss) included in net income for the period were a loss of $7 million and a gain of $4 million, respectively. For the six months periods ended June 30, 2025 and 2024, the aggregate transaction gain (loss) included in net income for the period were a loss of $14 million and a loss of $2 million, respectively.

4) In May 2025, the Company declared a dividend per share of $0.70 for the second quarter of 2025, and in June 2025, the Company declared a dividend per share of $0.85 for the third quarter of 2025.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$168	$139	$335	$266
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments1)	114	(59)	124	(105)
Net change in unrealized components of defined benefit plans	6	3	2	9
Other comprehensive income (loss), before tax	120	(56)	127	(96)
Tax effect allocated to other comprehensive income (loss)	(1)	(1)	(0)	(2)
Other comprehensive income (loss), net of tax	119	(56)	126	(98)
Comprehensive income	287	83	461	168
Less: Comprehensive income (loss) attributable to non-controlling interest	1	0	1	0
Comprehensive income attributable to controlling interest	$286	$82	$460	$167

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

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$237	$330
Receivables, net	2,341	1,993
Inventories, net	957	921
Prepaid expenses and accrued income	249	167
Other current assets	146	72
Total current assets	3,929	3,483
Property, plant and equipment, net	2,399	2,239
Operating lease right-of-use assets	171	158
Goodwill and intangible assets, net	1,389	1,375
Other non-current assets	588	548
Total assets	8,476	7,804

Liabilities and equity
Short-term debt	679	387
Accounts payable1)	1,945	1,799
Accrued expenses	1,138	1,056
Operating lease liabilities - current	44	41
Other current liabilities	430	351
Total current liabilities	4,235	3,633
Long-term debt	1,372	1,522
Pension liability	167	153
Operating lease liabilities - non-current	121	118
Other non-current liabilities	102	92
Total non-current liabilities	1,762	1,885
Common stock	79	80
Additional paid-in capital	890	910
Retained earnings	2,183	2,105
Accumulated other comprehensive loss2)	(534)	(659)
Treasury stock	(151)	(160)
Total controlling interest's equity	2,469	2,276
Non-controlling interest	11	10
Total equity	2,480	2,285
Total liabilities and equity	$8,476	$7,804

1) Amount of obligations confirmed under the Company's Supplier Finance Program that remains unpaid is reported as Accounts Payable in the Condensed Consolidated Balance Sheets. Amount of obligations outstanding as of June 30, 2025 and December 31, 2024 are $339 million and $335 million, respectively.

2) Including cumulative translation adjustment as of June 30, 2025 and December 31, 2024 to the amount of $(500) million and $(629) million, respectively.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$335	$266
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	195	192
Deferred income taxes	(24)	(18)
Undistributed earnings from equity method investments, net of dividends	1	(0)
Gain on divestiture of property	(6)	—
Other, net	16	8
Net change in operating assets and liabilities:
Receivables and other assets, gross	(301)	26
Inventories, gross	26	31
Accounts payable and accrued expenses	92	(21)
Income taxes	19	(22)
Net cash provided by operating activities	355	462

Investing activities
Expenditures for property, plant and equipment	(217)	(294)
Proceeds from sale of property, plant and equipment	9	8
Net cash used in investing activities	(208)	(286)

Financing activities
Net increase (decrease) in short-term debt	273	(67)
Proceeds from issuance of long-term debt	77	534
Repayment of long-term debt	(311)	(306)
Dividends paid	(108)	(111)
Stock repurchased	(101)	(320)
Common stock options exercised	0	0
Dividends paid to non-controlling interest	0	(1)
Net cash used in financing activities	(170)	(269)
Effect of exchange rate changes on cash and cash equivalents	(71)	3
Decrease in cash and cash equivalents	(94)	(90)
Cash and cash equivalents at beginning of period	330	498
Cash and cash equivalents at end of period	237	408

See Notes to Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2024	$80	$910	$2,105	$(659)	$(160)	$2,276	$10	$2,285
Comprehensive Loss:
Net income			167			167	0	167
Foreign currency translation adjustment				10		10	0	10
Pension liability				(3)		(3)		(3)
Total Comprehensive Income	—	—	167	7	—	174	0	175
Repurchased and retired shares	(1)	(10)	(40)			(50)		(50)
Stock-based compensation					7	7		7
Cash dividends declared			(54)			(54)		(54)
Other			(1)			(1)		(1)
Balances at March 31, 2025	$80	$900	$2,176	$(652)	$(153)	$2,351	$10	$2,361
Comprehensive Loss:
Net income			167			167	0	168
Foreign currency translation adjustment				114		114	0	114
Pension liability				5		5		5
Total Comprehensive Loss	—	—	167	119	—	286	1	287
Repurchased and retired shares	(1)	(10)	(41)			(51)		(51)
Stock-based compensation					2	2		2
Cash dividends declared			(119)			(119)		(119)
Other			(1)
Balances at June 30, 2025	$79	$890	$2,183	$(534)	$(151)	$2,469	$11	$2,480

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2023	$88	$1,044	$2,289	$(496)	$(368)	$2,557	$13	$2,570
Comprehensive Income:
Net income			126			126	0	127
Foreign currency translation adjustment				(46)		(46)	(0)	(47)
Pension liability				5		5		5
Total Comprehensive Income	—	—	126	(41)	—	85	0	85
Repurchased and retired shares	(1)	(26)	(134)			(161)		(161)
Stock-based compensation					4	4		4
Cash dividends declared			(56)			(56)		(56)
Balances at March 31, 2024	$86	$1,018	$2,226	$(537)	$(364)	$2,429	$13	$2,442
Comprehensive Income:
Net income			138			138	0	139
Foreign currency translation adjustment				(59)		(59)	(0)	(59)
Pension liability				2		2		2
Total Comprehensive Income	—	—	138	(56)	—	82	0	83
Repurchased and retired shares	(1)	(25)	(136)			(162)		(162)
Stock-based compensation					4	4		4
Dividends paid to non-controlling interest on subsidiary shares						0	(1)	(1)
Cash dividends declared			(55)			(55)		(55)
Balances at June 30, 2024	$85	$993	$2,174	$(593)	$(360)	$2,298	$13	$2,311

See Notes to the Condensed Consolidated Financial Statements (unaudited).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2025

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

Adoption of new accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require that a public entity make additional disclosures related to segments if it has them. A public entity that has a single reportable segment is required to provide all the disclosures mandated by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 in the fourth quarter of 2024. The adoption of this guidance resulted in incremental disclosures in the Company’s financial statements. See Note 11. Segment Information.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all of its derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of June 30, 2025 or December 31, 2024 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of June 30, 2025 and December 31, 2024 were foreign exchange swaps.

For the three months periods ended June 30, 2025 and 2024, the gains or losses recognized in other non-operating items, net were a gain of $58 million and a gain of $1 million, respectively, for derivative instruments not designated as hedging instruments. For the six months periods ended June 30, 2025 and 2024, the gains (losses) recognized in other non-operating items, net were a gain of $86 million and a loss of $10 million, respectively. The realized part of the gains or losses referred to above is reported under financing activities in the statement of cash flows.

For the three months periods ended June 30, 2025 and 2024, the gains or losses recognized as interest expense were a loss of $3 million and a loss of $4 million, respectively. For the six months periods ended June 30, 2025 and 2024, the gains or losses recognized as interest expense were a loss of $4 million and a loss of $5 million, respectively.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	June 30, 2025						December 31, 2024
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$2,202	1)	$74	2)	$7	3)	$2,916	4)	$22	5)	$42	6)
Total derivatives not designated as hedging instruments	$2,202		$74		$7		$2,916		$22		$42

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $2,202 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $74 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $7 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	June 30, 2025		December 31, 2024
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,358	$1,386	$1,512	$1,527
Loans	14	14	10	10
Total long-term debt	1,372	1,400	1,522	1,537

Short-term debt
Short-term portion of long-term debt	285	285	273	275
Overdrafts and other short-term debt	394	394	114	114
Total short-term debt	$679	$679	$387	$389

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

For the six months period ended June 30, 2025, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended June 30, 2025 was 24.1% compared to 24.1% for the three months period ended June 30, 2024. Discrete tax items, net for the three months period ended June 30, 2025 had a favorable impact of 4.3%. Discrete tax items, net for the three months period ended June 30, 2024 had a favorable impact of 4.9%.

The effective tax rate for the six months period ended June 30, 2025 was 26.1% compared to 25.5% for the six months period ended June 30, 2024. Discrete tax items, net for the six months period ended June 30, 2025 had a favorable impact of 2.1%. Discrete tax items, net for the six months period ended June 30, 2024 had a favorable impact of 3.7%.

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

As of June 30, 2025, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the six months period ended June 30, 2025, the Company recorded a net decrease of $5 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years.

Of the total unrecognized tax benefits of $39 million recorded as of June 30, 2025, $13 million is classified as current tax payable within Other current liabilities and $26 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	June 30, 2025	December 31, 2024
Raw materials	$447	$418
Work in progress	305	295
Finished products	293	290
Inventories	1,044	1,003
Inventory valuation reserve	(87)	(82)
Total inventories, net of reserve	$957	$921

6. RESTRUCTURING

As of June 30, 2025, the majority of the restructuring reserve balance of $117 million is attributed to global structural cost reduction program activities initiated in Europe in 2023. A majority of the activities are expected to be concluded in 2025.

No material restructuring initiatives were entered into during the three and six months periods ended June 30, 2025. Provisions for the three and six months periods ended June 30, 2024 related to the restructuring activities in Europe. Cash payments for the three and six months periods ended June 30, 2025 and June 30, 2024 related to the restructuring activities in Europe that were initiated prior to 2024, mainly Germany.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reserve at beginning of the period	$121	$193	$151	$213
Provision - charge	1	13	2	14
Provision - reversal	0	(0)	(0)	(0)
Cash payments	(15)	(15)	(50)	(30)
Translation difference	9	(1)	14	(7)
Reserve at end of the period	$117	$189	$117	$189

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

For the three months period ended June 30, 2025, new provisions relate to recall and warranty related issues and cash payments mainly relate to warranty related issues. For the three months period ended June 30, 2024, cash payments mainly related to warranty related issues. For the six months period ended June 30, 2025, new provisions and cash payments mainly relate to warranty related issues. For the six months period ended June 30, 2024, provision reversals and cash payments primarily related to warranty related issues.

As of June 30, 2025, the reserve for product related liabilities mainly consisted of recall related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). The reserve for product-related liabilities is included in accrued expenses and other non-current liabilities on the Condensed Consolidated Balance Sheets. A majority of the Company’s product-related liabilities as of June 30, 2025 are covered by insurance. Insurance receivables are included within other current assets and other non-current assets on the Condensed Consolidated Balance Sheets. As of June 30, 2025, the Company had total insurance receivables of $56 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reserve at beginning of the period	$71	$78	$65	$96
Net change in reserve	7	(1)	15	(8)
Cash payments	(11)	(4)	(14)	(14)
Translation difference	2	(0)	3	(1)
Reserve at end of the period	$69	$73	$69	$73

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

ANTITRUST MATTERS

Authorities in several jurisdictions have conducted broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations included, but are not limited to, the products that the Company sells. In addition to concluded matters, authorities of other countries, with significant light vehicle manufacturing or sales may initiate similar investigations. As a result of the outcome of the European Commission investigation of anti-competitive behavior among suppliers of occupant safety systems that the Company resolved in 2019 (the "EC investigation"), the Company is subject to two subsequent civil disputes with non-governmental third parties stemming from the same facts and circumstances underlying the EC investigation. The Company is involved in civil litigation in Germany with respect to alleged anti-competitive behavior that occurred over a decade ago.

On October 31, 2024, BMW filed a complaint against the Company in Germany claiming damages of €63 million plus interest (for a total claim of approximately €95 million) related to the conduct at issue in the EC investigation (the "BMW Complaint"). BMW is one of two European OEMs for which the Company pled guilty in 2017 in relation to the EC investigation. The Company filed its statement of defense on June 27, 2025 and BMW has a period of six months to respond. The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the BMW Complaint. However, the Company continues to evaluate this matter, no accrual has been made, and the estimated range of potential loss is between €0 and €95 million. The Company cannot predict the ultimate outcome of the BMW Complaint.

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

As noted in Note 7 above, as of June 30, 2025, the Company has accrued $69 million for total product-related liabilities. The majority of the total product liability accrual as of June 30, 2025 relates to recalls, which are generally covered by insurance. Insurance receivables for such recall related liabilities total $56 million as of June 30, 2025.

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

Specific Recalls:

In the second quarter of 2025, Stellantis initiated a recall of approximately 250,000 vehicles in the U.S. equipped with a certain model of the Company’s side curtain airbag (the “Stellantis Recall”). The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the Stellantis Recall. The Company is cooperating with Stellantis and continues to evaluate this matter with Stellantis. The Company currently estimates a range of $0 to $385 million with respect to this potential loss, expects a substantial portion of a potential loss would be covered by insurance, and no accrual has been made. The ultimate amount of the potential loss to the Company cannot be estimated. However, the ultimate costs of a recall, could be significantly different than our current estimate. The main variables affecting the possible costs are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, as well as the actual insurance recoveries. The Company’s insurance policies generally cover the costs of a recall, although costs related to the replacement parts are not covered under its insurance policies. Another customer has contacted the Company to inquire about the details of these incidents of nonconformance and are investigating whether its vehicles may generate similar tests results. If this customer or others generate similar nonconformance test results, it is possible that there may be recalls of additional vehicles in future quarters.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$167	$138	$334	$265
Denominator:
Basic: Weighted average common stock	77.1	80.9	77.3	81.6
Add: Weighted average stock options/share awards	0.2	0.2	0.2	0.4
Diluted weighted average common stock:	77.3	81.1	77.5	82.1

Net earnings per share - basic	$2.17	$1.71	$4.32	$3.24

Net earnings per share - diluted	$2.16	$1.71	$4.31	$3.23

10. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the three months periods ended June 30, 2025 and 2024 were as follows (dollars in millions).

Net Sales by Products	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Airbags, Steering Wheels and Other1)	$1,812	$1,747	$3,565	$3,528
Seatbelt Products and Other1)	902	858	1,727	1,692
Total net sales	$2,714	$2,605	$5,292	$5,220

Net Sales by Region	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas	$891	$893	$1,742	$1,786
Europe	828	761	1,592	1,531
China	477	468	924	928
Asia excl. China	519	483	1,034	975
Total net sales	$2,714	$2,605	$5,292	$5,220

1) Including Corporate sales.

11. Segment Information

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

Significant segment expenses / income (Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total direct costs	$(1,838)	$(1,773)	$(3,572)	$(3,578)
Total production overhead costs	(375)	(357)	(740)	(725)
Cost of sales	$(2,213)	$(2,130)	$(4,312)	$(4,303)

Research, development and engineering expenses (gross)	$(155)	$(160)	$(302)	$(317)
Reimbursements from customer funded engineering projects	48	44	100	88
Research, development and engineering expenses, net	$(107)	$(116)	$(202)	$(229)

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

Segment assets and expenditures for long-lived assets (Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expenditures for long-lived assets	$(115)	$(154)	$(217)	$(294)
Total assets	8,476	8,010	8,476	8,010

12. SUBSEQUENT EVENTS

There were no reportable events subsequent to June 30, 2025.

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

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see reconciliations for “Organic sales,” “Free operating cash flow,” “Cash conversion,” “Net debt,” “Leverage ratio,” “Adjusted net income,” “Adjusted operating income,” “Adjusted operating margin,” “Adjusted earnings per share, diluted,” “Adjusted return on capital employed,” and “Adjusted return on total equity” provided below. Management believes that these non-U.S. GAAP financial measures provide supplemental information to investors regarding the performance of the Company’s business and assist investors in analyzing trends in the Company's business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as substitutes for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to the most directly comparable U.S. GAAP financial measures. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

EXECUTIVE OVERVIEW

We are pleased to, in a turbulent market environment, report a record breaking second quarter for sales, operating income and margin as well as EPS. The performance was driven by good sales development coupled with successful actions to reduce costs and achieve tariff compensations. We outperformed in Americas, Europe and Asia excl. China and continued to outperform global LVP despite strong headwinds from LVP mix shifts, particularly in China. Based on a positive trend during the second quarter and a record number of new launches we continue to expect a significantly improved sales versus LVP in China in the second half year.

We remain focused on operational efficiency, commercial excellence and our cost reduction programs. Direct headcount was reduced by 6% while sales grew 3% organically (Non-U.S. GAAP measure, see reconciliation table below), which together with continued repurchases of shares, contributed to a 27% increase in EPS. We remain confident that we can continue to successfully receive compensation from our customers for tariffs, although the industry outlook for tariffs is uncertain. We recovered around 80% of tariff costs in the second quarter, and we expect to recover most of what remains later in the year. We continue to closely monitor and evaluate the situation, focusing on being adaptive and agile.

At our Capital Markets Day in June, we reiterated our financial targets and communicated a new share repurchase program of up to $2.5 billion until the end of 2029 as well as announced a 21% dividend increase for the third quarter to $0.85 per share. Our increased shareholder return ambitions are supported by our strong balance sheet and cash conversion.

Our 2025 guidance for organic sales growth (Non-U.S. GAAP measure) has increased to around 3% due to tariff compensations, and we reiterate our guidance of an adjusted operating margin (Non-U.S. GAAP measure) of around 10-10.5%.

Financial highlights in the three months period ended June 30, 2025

Change figures below compare to the same period of the previous year, except when stated otherwise.

$2,714 million net sales

4.2% net sales increase

3.4% organic sales growth (Non-U.S. GAAP measure, see reconciliation table below)

9.1% operating margin

9.3% adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below)

$2.16 diluted EPS, 27% increase

$2.21 adjusted diluted EPS (Non-U.S. GAAP measure, see reconciliation table below), 18% increase

Key business developments in the three months period ended June 30, 2025

Change figures below compare to the same period of the previous year, except when stated otherwise.

•
Net sales increased organically (Non-U.S. GAAP measure, see reconciliation table below) by 3.4%, which was 0.7pp higher than the global LVP increase of 2.7% (S&P Global July 2025). Regional and customer LVP mix is estimated to have had about 2.5pp negative impact on sales, while tariff compensations added around 1pp to growth. We outperformed in Americas, Europe and Asia excl. China, mainly due to product launches and tariff compensations. In China, our growth gap versus LVP was smaller compared to recent quarters, due to improved sales performance with Chinese OEMs. We expect that our record number of new launches will significantly improve our relative sales performance in China in the second half of 2025.
•
Profitability improved significantly, mainly due to organic sales growth and successful execution of cost reductions. Total headcount decreased by 5%. We estimate that the negative impact from U.S. tariffs was around 35bps on operating margin, as we managed to pass on most of the tariff costs to our customers. Operating income increased by 20% to $247 million and adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by 14% to $251 million. Operating margin was 9.1% and adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below) was 9.3%. ROCE was 23.8% and adjusted ROCE (Non-U.S. GAAP measure, see reconciliation table below) was 24.1%.
•
Operating cash flow was lower than last year, as Q2 2024 was boosted by positive, timing related working capital effects, while working capital changes in 2025 were more normal. This was partly offset by lower capex, net. The leverage ratio (Non-U.S. GAAP measure, see reconciliation table below) of 1.3x is well below our target limit of 1.5x. In the quarter, a dividend of $0.70 per share was paid and 0.5 million shares were repurchased and retired.

Business and market condition update for the three months period ended June 30, 2025

Supply Chain

In the second quarter of 2025, global LVP increased by 2.7% year-over-year (according to S&P Global July 2025). Call-off volatility improved slightly compared to a year earlier and was comparable to the first quarter of 2025, although it remains higher than pre-pandemic levels. Low customer demand visibility and changes to customer call-offs with short notice, although it improved, continued to have some negative impact on our production efficiency and profitability. We expect call-off volatility in 2025 on average to be slightly lower than it was in 2024 but still remain higher than pre-pandemic levels. However, the continued uncertainty regarding future changes in tariffs and trade restrictions may lead to a more negative call-off volatility environment.

Inflation

In the second quarter, cost pressure from labor and other items impacted our profitability negatively, although to a lesser degree than in the second quarter of 2024. Most of the inflationary cost pressure was offset by price increases and other customer compensations in the quarter. Raw material price changes had a slightly negative impact on our profitability during the quarter. We expect raw material costs in 2025 to be slightly higher than in 2024. We expect cost pressure from general inflation to moderate in 2025, but we still expect some pressure coming mainly from labor, especially in Europe and the Americas and potentially from tariffs. The continued uncertainty regarding effects of tariffs and trade restrictions may lead to a more adverse inflation environment. We continue to execute on productivity and cost reduction initiatives to offset these cost pressures.

Geopolitical risks and tariffs

The effects from the new tariffs imposed in the first quarter did not have a material impact on our profitability in the second quarter, as we achieved customer compensations for almost all tariff costs. It is our ambition and expectation that we will continue to pass on tariff costs to our customers, although there is significant uncertainty. We recovered around 80% of the tariffs in the second quarter, and we expect to recover most of what remains later in the year. The impact of the tariffs not yet recovered on our operating income was around $7 million negative in the quarter. Including the dilutive effect of tariffs recovered, operating margin was negatively impacted by around 35 bps. For the full year 2025, we expect the tariff dilution on our operating margin to be around 20 bps. Geopolitical uncertainties will continue to create a challenging operating environment. We also believe there will be new or increased or changed tariffs or other related trade restrictions imposed in 2025 that may impact our operations and which contributes to the uncertainty of industry expectations. We continue to closely monitor the situation and are prepared to remain agile in responding to any such developments.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	or As of June 30,		or As of June 30,
	2025	2024	2025	2024
Receivables outstanding relative to sales, %1)	21.6%	20.1%	-	-
Inventory outstanding relative to sales, %2)	8.8%	9.0%	-	-
Payables outstanding relative to sales, %3)	17.9%	17.8%	-	-

Gross margin, %4)	18.5%	18.2%	18.5%	17.6%
Operating margin, %5)	9.1%	7.9%	9.5%	7.7%

Capital employed6)	4,231	3,890	-	-
Net debt7)	1,752	1,579	-	-
Return on total equity, %8)	27.7%	23.4%	28.2%	21.8%
Return on capital employed, %9)	23.8%	21.0%	24.8%	20.4%

Headcount at period-end10)	65,100	68,700	-	-

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

three months period ended June 30, 2025 COMPARED WITH three months period ended June 30, 2024

Consolidated Sales Development

(dollars in millions)

	Three Months Ended June 30,			Components of change in net sales
	2025	2024	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$1,812	$1,747	3.8%	0.7%	3.1%
Seatbelt products and Other2)	902	858	5.1%	1.1%	4.0%
Total	$2,714	$2,605	4.2%	0.8%	3.4%

Americas	$891	$893	(0.2)%	(4.3)%	4.1%
Europe	828	761	8.7%	5.4%	3.3%
China	477	468	1.9%	0.2%	1.7%
Asia excl. China	519	483	7.4%	3.6%	3.8%
Total	$2,714	$2,605	4.2%	0.8%	3.4%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 3.1% in the quarter. The largest contributor to the increase was inflatable curtains, side airbags and steering wheels, followed by center airbags. This was partly offset by a decline for knee airbags, while sales of driver airbags and passenger airbags were close to unchanged.

Sales by product - Seatbelts and Other

Sales for Seatbelt Products and Other grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 4.0% in the quarter. Sales increased organically in all regions, led by strong growth in Americas followed by Asia excluding China, Europe and China.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 3.4% compared to the global LVP increase of 2.7% (according to S&P Global, July 2025). The 0.7pp outperformance was mainly driven by product launches and tariff compensations. We estimate that the regional and model LVP mix contributed to about 2.5pp underperformance. This was particularly accentuated in China. Our organic sales growth (Non-U.S. GAAP measure) outperformed LVP growth by 5.0pp in Americas, by 4.9pp in Europe and by 1.4pp in Asia excluding China, while we underperformed by 7.0pp in China.

LVP growth in China was driven by domestic OEMs with typically lower safety content. LVP for global OEMs declined by 4% while it increased by 16% for domestic OEMs. Autoliv's sales growth with domestic OEMs also grew by 16%. Our sales performance relative to LVP in China in Q2 is a significant improvement over recent quarters, and in June, we outperformed LVP in China. We expect that our strong order intake with domestic OEMs and a record high number of new launches will improve our relative sales performance in China in 2025 in the second half of 2025.

Second quarter of 2025 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	4.1%	3.3%	1.7%	3.8%	3.4%
Main growth drivers	Toyota, Nissan, Honda	Stellantis, BMW, Renault	GM, Changan, Chery	Suzuki, Toyota, Hyundai	Toyota, Ford, Stellantis
Main decline drivers	EV OEM, Hyundai, GM	Toyota, Volvo, Nissan	Nissan, Mercedes, EV OEM	Mazda, Mitsubishi, GM	EV OEM, Hyundai, Volvo

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change second quarter of 2025 versus second quarter of 2024

	Americas	Europe	China	Asia excl. China	Global
LVP1)	(0.9)%	(1.6)%	8.8%	2.5%	2.7%

1) Source: S&P Global, July 2025.

Earnings

	Three Months Ended June 30,
(Dollars in millions, except per share data)	2025	2024	Change
Net Sales	$2,714	$2,605.020	4.2%
Gross profit	501	475	5.7%
% of sales	18.5%	18.2%	0.3	pp
S, G&A	(145)	(138.061)	5.3%
% of sales	(5.4)%	(5.300)%	(0.1	)pp
R, D&E, net	(107)	(116)	(8)%
% of sales	(3.9)%	(4.5)%	0.5	pp
Other income (expense), net	(1)	(14)	(90)%
Operating income	247	206	20.1%
% of sales	9.1%	7.9%	1.2	pp
Adjusted operating income1)	251	221	13.8%
% of sales	9.3%	8.5%	0.8	pp
Financial and non-operating items, net	(27)	(23)	15.1%
Income before taxes	221	183	20.7%
Income taxes	(53)	(44)	21%
Tax rate	24.1%	24.1%	(0.0	)pp
Net income	168	139	20.7%
Earnings per share, diluted2)	2.16	1.71	27%
Adjusted earnings per share, diluted1,2)	2.21	1.87	18%

1) Non-U.S. GAAP measure, excluding effects from capacity alignments and antitrust related matters.

2) Net of treasury shares.

Second quarter of 2025 financial development

Gross profit increased by $27 million, and the gross margin increased by 0.3pp compared to the prior year. The drivers behind the gross profit improvement were mainly improved operational efficiency with lower costs for labor, premium freight, waste and scrap and logistics. We also had positive effects from the organic sales growth partly offset by negative effects from un-recovered tariff costs.

S,G&A costs increased by $7 million compared to the prior year, mainly due to higher costs for personnel and increased credit loss reserves following generally increased default risk rate for the automotive industry. S,G&A costs in relation to sales increased from 5.3% to 5.4%.

R,D&E, net costs decreased by $9 million compared to the prior year, mainly due to higher engineering income and positive foreign currency translation effects. R,D&E, net, in relation to sales decreased from 4.5% to 3.9%.

Other income (expense), net was negative $1 million, compared to negative $14 million in the same period last year. The difference compared to last year is almost entirely due to lower restructuring costs.

Operating income increased by $41 million compared to the prior year, due to the higher gross profit, lower costs for R,D&E, net, and the improvement in Other income (expense), partly offset by higher costs for S,G&A, as outlined above.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table above) increased by $30 million compared to the prior year, due to the higher gross profit, lower costs for R,D&E, net, and the improvement in Other income (expense), partly offset by higher costs for S,G&A, as outlined above.

Financial and non-operating items, net, was negative $27 million compared to negative $23 million a year earlier. The increase comes mainly from other non-operating items, net, which was negative $3 million for Q2 2025 compared to positive $1 million in Q2 2024.

Income before taxes increased by $38 million compared to the prior year, mainly due to the higher operating income.

Tax rate was unchanged at 24.1%. Discrete tax items, net, had a favorable impact of 4.3pp in the second quarter of 2025, while discrete tax items, net had a favorable impact of 4.9pp in the corresponding quarter last year.

Earnings per share, diluted increased by $0.46 compared to the prior year. The main drivers were $0.39 from higher operating income and $0.10 from lower number of outstanding shares, diluted, partly offset by $0.03 from financial items and $0.01 from taxes.

six months period ended June 30, 2025 compared with six months period ended June 30, 2024

Consolidated Sales Development

(dollars in millions)

	Six Months Ended June 30,			Components of change in net sales
	2025	2024	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$3,565	$3,528	1.0%	(1.3)%	2.4%
Seatbelt products and Other2)	1,727	1,692	2.1%	(1.5)%	3.6%
Total	$5,292	$5,220	1.4%	(1.4)%	2.8%

	Six Months Ended June 30,			Components of change in net sales
	2025	2024	Reported change	Currency effects 1)	Organic 3)
Americas	$1,742	$1,786	(2.5)%	(5.2)%	2.7%
Europe	1,592	1,531	4.0%	1.4%	2.6%
China	924	928	(0.5)%	(0.5)%	0.1%
Asia excl. China	1,034	975	6.1%	0.3%	5.8%
Total	$5,292	$5,220	1.4%	(1.4)%	2.8%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 2.4% in the quarter. The largest contributor to the increase was side airbags and inflatable curtains, followed by steering wheels and center airbags. This was partly offset by declines for knee airbags and modest declines for driver airbags and passenger airbags.

Sales by product - Seatbelts and Other

Sales for Seatbelt Products and Other grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 3.6% in the quarter. Sales growth was mainly driven by Americas and Asia excluding China while Europe and China was close to unchanged.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 2.8% compared to the global LVP increase of 3.1% (according to S&P Global, July 2025). The relative performance was positively impacted by product launches and pricing. This was more than offset by negative effects from the regional and model LVP mix development, which we estimate contributed to about 3pp underperformance. This was particularly accentuated in China. Our organic sales growth outperformed LVP growth by 5.7pp in Europe, by 4.7pp in Americas and by 2.6pp in Asia excluding China, while we underperformed by 11pp in China.

LVP growth in China in the first six months was driven by domestic OEMs with typically lower safety content. LVP for global OEMs declined by 4% while it increased by 21% for domestic OEMs. Autoliv's sales to domestic OEMs increased by 17% in the first half of 2025. We expect that our strong order intake with domestic OEMs and a record number of new launches will significantly improve Autoliv's sales performance in China in the second half of 2025

First six months 2025 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	2.7%	2.6%	0.1%	5.8%	2.8%
Main growth drivers	Toyota, Honda, Ford	Renault, BMW, Ford	Changan, Chery, Nio	Toyota, Suzuki, Subaru	Toyota, Ford, Suzuki
Main decline drivers	EV OEM, Hyundai, BMW	Volvo, EV OEM, Toyota	EV OEM, Nissan, Volvo	Mitsubishi, Honda, Mazda	EV OEM, Volvo, Hyundai

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change first six months of 2024 versus first six months of 2024

	Americas	Europe	China	Asia excl. China	Global
LVP1)	(2.0)%	(3.1)%	11.4%	3.2%	3.1%

1) Source: S&P Global, July 2025.

Earnings

	Six Months Ended June 30,
(Dollars in millions, except per share data)	2025	2024	Change
Net Sales	$5,292	$5,220	1.4%
Gross profit	980	917	6.8%
% of sales	18.5%	17.6%	0.9	pp
S, G&A	(290)	(270)	7.4%
% of sales	(5.5)%	(5.2)%	(0.3	)pp
R, D&E, net	(202)	(229)	(11.8)%
% of sales	(3.8)%	(4.4)%	0.6	pp
Other income (expense), net	14	(18)	(175)%
Operating income	502	400	25%
% of sales	9.5%	7.7%	1.8	pp
Adjusted operating income1)	506	420	21%
% of sales	9.6%	8.0%	1.5	pp
Financial and non-operating items, net	(48)	(43)	12%
Income before taxes	453	356	27%
Income taxes	(118)	(91)	30%
Tax rate	26.1%	25.5%	0.6	pp
Net income	335	266	26%
Earnings per share, diluted2)	4.31	3.23	34%
Adjusted earnings per share, diluted1,2)	4.36	3.45	27%

1) Non-U.S. GAAP measure, excluding effects from capacity alignments and antitrust related matters.

2) Net of treasury shares.

First six months 2025 financial development

Gross profit increased by $63 million, and the gross margin increased by 0.9pp compared to the prior year. The drivers behind the gross profit improvement were mainly improved operational efficiency with lower costs for labor, premium freight, logistics and waste and scrap. We also had positive effects from the organic sales growth partly offset by negative effects from material costs and un-recovered tariffs.

S,G&A costs increased by $20 million compared to the prior year, mainly due to increased credit loss reserves following generally higher default risk rate for the automotive industry and higher IT costs, as well as minor cost increases for other items, including personnel costs, partly offset by positive foreign currency translation effects. S,G&A costs in relation to sales increased from 5.2% to 5.5%.

R,D&E, net costs decreased by $27 million compared to the prior year, with $10 million of the improvement coming from higher engineering income. The decrease was also driven by $7 million from positive foreign currency translation effects and $4 million in lower personnel costs and $4 million in lower costs for professional services. R,D&E, net, in relation to sales decreased from 4.4% to 3.8%.

Other income (expense), net was positive $14 million, compared to negative $18 million in the same period last year. The improvement compared to last year is due to lower restructuring costs and the recycled accumulated currency translation differences related to the divestment of our idled operations in Russia in Q1 2025.

Operating income increased by $102 million compared to the prior year, due to the higher gross profit, lower costs for R,D&E, net, and the improvement in Other income (expense), partly offset by higher costs for S,G&A, as outlined above.

Adjusted operating income (Non-U.S. GAAP measure) increased by $86 million compared to the prior year, due to the higher gross profit, lower costs for R,D&E, net, and the improvement in Other income (expense), partly offset by higher costs for S,G&A, as outlined above.

Financial and non-operating items, net, was negative $48 million compared to negative $43 million a year earlier. The increase was mainly due to higher interest income in 2024 due to higher cash holdings, and lower other non-operating items, net, in 2025.

Income before taxes increased by $97 million compared to the prior year, mainly due to the higher operating income.

Tax rate was 26.1% compared to 25.5% in the prior year. Discrete tax items, net, had a favorable impact of 2.1pp in the first six months of 2025 compared to 3.7pp favorable impact in the same period last year.

Earnings per share, diluted increased by $1.09 compared to the prior year. The main drivers were $0.92 from higher operating income and $0.24 from lower number of outstanding shares, diluted, partly offset by $0.04 from financial items and $0.03 from taxes.

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

Second quarter of 2025 development

Changes in operating working capital impacted operating cash flow by $15 million positive compared to an impact of $128 million positive in the prior year. The relatively large positive effects from working capital in Q2 last year was related to timing effects while the impact from working capital in Q2 2025 can be considered to be more within normal variations and impacted by higher sales towards the end of the quarter. The working capital decrease in the quarter of $15 million was mainly a result of $113 million in positive effects from accounts payables and accrued expenses, $9 million from deferred income taxes and $4 million from lower inventories. This was partly offset by $110 million in increased receivables partly due to tariff recoveries not yet paid.

Operating cash flow decreased by $63 million to $277 million compared to the prior year, mainly because of less favorable effects from changes in operating working capital, as outlined above.

Capital expenditure, net (see definition in reconciliation table below) decreased by $32 million compared to the prior year. The level of capital expenditure, net, in relation to sales declined to 4.2% versus 5.6% a year earlier. The lower level of capital expenditure, net is mainly related to the lower activity level of footprint optimization in Europe and Americas and less capacity expansion, especially in Asia.

Free operating cash flow (Non-U.S. GAAP measure, see reconciliation table below) was positive $163 million compared to positive $194 million in the prior year. The decrease was due to the lower operating cash flow partly offset by the lower capital expenditure, net, as outlined above.

Cash conversion (Non-U.S. GAAP measure, see reconciliation table below) defined as free operating cash flow (Non-U.S. GAAP measure) in relation to net income, was 97% in the quarter compared to 140% a year earlier. The decline was a result of the lower free operating cash flow and higher net income.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) was $1,752 million as of June 30, 2025, which was $172 million higher than a year earlier, mainly due to that in the last twelve months, dividends paid and share repurchases were higher than free operating cash flow as well as due to foreign currency effects.

Total equity as of June 30, 2025, increased by $169 million compared to June 30, 2024. This was mainly due to net income of $717 million and $69 million in positive currency translation effects, partly offset by $337 million in share repurchases, including taxes and $282 million in dividend payments.

Leverage ratio (Non-U.S. GAAP measure, see reconciliation table below): On June 30, 2025, the Company had a leverage ratio of 1.3x compared to 1.2x on June 30, 2024, following that the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure) increased by around $103 million while net debt (Non-U.S. GAAP measure) per the policy increased by around $324 million.

First six months of 2025 development

Operating cash flow decreased by $107 million to $355 million compared to the prior year, mainly because the increase in operating working capital was larger than the increase in net income.

Capital expenditure, net (see definition in reconciliation table below) decreased by $78 million compared to the prior year. The level of capital expenditure, net, in relation to sales declined to 3.9% versus 5.5% a year earlier. The lower level of capital expenditure, net is mainly related to the lower activity level of footprint optimization in Europe and Americas and less capacity expansion, especially in Asia.

Free operating cash flow (Non-U.S. GAAP measure, see reconciliation table below) was positive $147 million compared to positive $176 million in the prior year. The decrease was due to the lower operating cash flow partly offset by the lower capital expenditure, net, as outlined above.

Cash conversion (Non-U.S. GAAP measure, see reconciliation table below) defined as free operating cash flow (Non-U.S. GAAP measure) in relation to net income, was 44% for the period, compared to 66% in the prior year. The decline was a result of the lower free operating cash flow and higher net income.

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

Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of GAAP measure "Operating income" to Non-GAAP measure "Adjusted Operating income"

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Operating income (GAAP)	$247	$206	$502	$400
Non-GAAP adjustments:
Less: Capacity alignments	1	14	3	16
Less: Antitrust related items	3	1	1	4
Total non-GAAP adjustments to operating income	4	15	5	20
Adjusted Operating income (Non-GAAP)	$251	$221	$506	$420

Reconciliation of GAAP measure "Operating margin" to Non-GAAP measure "Adjusted Operating margin"

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating margin (GAAP)	9.1%	7.9%	9.5%	7.7%
Non-GAAP adjustments:
Less: Capacity alignments	0.0%	0.5%	0.1%	0.3%
Less: Antitrust related items	0.1%	0.0%	0.0%	0.1%
Total non-GAAP adjustments to operating margin	0.1%	0.6%	0.1%	0.4%
Adjusted Operating margin (Non-GAAP)	9.3%	8.5%	9.6%	8.0%

Reconciliation of GAAP measure "Income before income taxes" to Non-GAAP measure "Adjusted Income before income taxes"

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Income before income taxes (GAAP)	$221	$183	$453	$356
Non-GAAP adjustments:
Less: Capacity alignments	1	14	3	16
Less: Antitrust related items	3	1	1	4
Total non-GAAP adjustments to Income before income taxes	4	15	5	20
Adjusted Income before income taxes (Non-GAAP)	$225	$198	$458	$377

Reconciliation of GAAP measure "Net income" to Non-GAAP measure "Adjusted Net income"

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Net income (GAAP)	$168	$139	$335	$266
Non-GAAP adjustments:
Less: Capacity alignments	1	14	3	16
Less: Antitrust related items	3	1	1	4
Less: Tax on non-GAAP adjustments	(1)	(1)	(1)	(2)
Total non-GAAP adjustments to Net income	3	14	4	18
Adjusted Net income (Non-GAAP)	$171	$152	$339	$284

Reconciliation of GAAP measure "Net income attributable to controlling interest" to Non-GAAP measure "Adjusted Net income attributable to controlling interest"

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Net income attributable to controlling interest (GAAP)	$167	$138	$334	$265
Non-GAAP adjustments:
Less: Capacity alignments	1	14	3	16
Less: Antitrust related items	3	1	1	4
Less: Tax on non-GAAP adjustments	(1)	(1)	(1)	(2)
Total non-GAAP adjustments to Net income attributable to controlling interest	3	14	4	18
Adjusted Net income attributable to controlling interest (Non-GAAP)	$170	$152	$338	$283

Reconciliation of GAAP measure "Earnings per share - diluted" to Non-GAAP measure "Adjusted Earnings per share - diluted"

	Three Months Ended June 30,		Six Months Ended June 30,
(Per share data)	2025	2024	2025	2024
Earnings per share - diluted (GAAP)	$2.16	$1.71	$4.31	$3.23
Non-GAAP adjustments:
Less: Capacity alignments	0.02	0.17	0.04	0.20
Less: Antitrust related items	0.03	0.01	0.02	0.05
Less: Tax on non-GAAP adjustments	(0.01)	(0.02)	(0.01)	(0.02)
Total non-GAAP adjustments to Earnings per share - diluted	0.04	0.17	0.05	0.22
Adjusted Earnings per share - diluted (Non-GAAP)	$2.21	$1.87	$4.36	$3.45

Weighted average number of shares outstanding - diluted	77.3	81.1	77.5	82.1

Reconciliation of GAAP measure "Return on Capital Employed" to Non-GAAP measure "Adjusted Return on Capital Employed"

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Return on capital employed1) (GAAP)	23.8%	21.0%	24.8%	20.4%
Non-GAAP adjustments:
Less: Capacity alignments	0.1%	1.3%	0.2%	0.8%
Less: Antitrust related items	0.2%	0.1%	0.1%	0.2%
Total non-GAAP adjustments to Return on capital employed1)	0.4%	1.5%	0.2%	1.0%
Adjusted Return on capital employed1) (Non-GAAP)	24.1%	22.5%	25.0%	21.4%

Annualized adjustment2) on Return on capital employed1)	$16	$60	9.3	40.1

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

Reconciliation of GAAP measure "Return on Total Equity" to Non-GAAP measure "Adjusted Return on Total Equity"

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Return on total equity1) (GAAP)	27.7%	23.4%	28.2%	21.8%
Non-GAAP adjustments:
Less: Capacity alignments	0.2%	2.2%	0.3%	1.3%
Less: Antitrust related items	0.4%	0.2%	0.1%	0.3%
Less: Tax on non-GAAP adjustments	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Total non-GAAP adjustments to Return on total equity1)	0.5%	2.2%	0.3%	1.4%
Adjusted Return on total equity1) (Non-GAAP)	28.2%	25.6%	28.5%	23.2%

Annualized adjustment2) on Return on total equity1)	$13	$54	7.5	36.1

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	June 30, 2025	March 31, 2025	June 30, 2024
Short-term debt	$679	$540	$455
Long-term debt	1,372	1,565	1,540
Total debt	2,051	2,105	1,996
Cash and cash equivalents	(237)	(322)	(408)
Debt issuance cost/Debt-related derivatives, net	(62)	4	(8)
Net debt	$1,752	$1,787	$1,579

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

Calculation of “Leverage ratio”

(Dollars in millions)

(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2024
Net debt1)	$1,752	$1,787	$1,579
Pension liabilities	167	163	140
Net debt per the Policy	1,919	1,950	1,720

Net income2)	717	688	627
Income taxes 2)	255	246	150
Interest expense, net2,3)	96	97	89
Other non-operating items, net2)	19	16	8
Income from equity method investments2)	(6)	(6)	(6)
Depreciation and amortization of intangibles2)	390	386	384
Capacity alignments, antitrust related matters and the Andrews litigation settlement2)	12	23	128
EBITDA per the Policy (Adjusted EBITDA)	$1,483	$1,449	$1,380
Leverage ratio	1.3	1.3	1.2

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

Reconciliation of GAAP measure "Operating cash flow" to "Free operating cash flow" and "Cash conversion"

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$168	$139	$335	$266
Changes in operating working capital	15	128	(164)	14
Depreciation and amortization	100	96	195	192
Gain on divestiture of property	0	—	(6)	—
Other, net	(5)	(23)	(6)	(9)
Operating cash flow	277	340	355	462
Expenditures for property, plant and equipment	(115)	(154)	(217)	(294)
Proceeds from sale of property, plant and equipment	1	8	9	8
Capital expenditure, net1)	(114)	(146)	(208)	(286)
Free operating cash flow2)	$163	$194	$147	$176
Cash conversion3)	97%	140%	44%	66%
1) Defined as Expenditures for property, plant and equipment less Proceeds from sale of property, plant and equipment.
2) Operating cash flow less Capital expenditures, net.
3) Free operating cash flow relative to Net income.

Headcount

	June 30, 2025	March 31, 2025	June 30, 2024
Total headcount	65,100	65,900	68,700
Whereof:
Direct personnel in manufacturing	48,000	48,800	51,100
Indirect personnel	17,100	17,100	17,500
Temporary personnel	9%	10%	9%

As of June 30, 2025, total headcount (Full Time Equivalent) decreased by around 3,600, or 5.2%, compared to a year earlier, despite that organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 3.4%. The indirect workforce decreased by around 400, or 2.3%, mainly reflecting our structural reduction initiatives. The direct workforce decreased by approximately 3,200, or 6.2%. The decrease was supported by an improvement in customer call-off accuracy which enabled us to accelerate operating efficiency improvements.

Compared to March 31, 2025, total headcount (Full Time Equivalent) decreased by around 800, or 1.3%. Indirect headcount was unchanged while direct headcount decreased by approximately 900, or 1.8%.

Full year 2025 guidance

In addition to the assumptions and our business and market update noted below, our full year 2025 guidance is based on our customer call-offs, as well as the achievement of our targeted cost compensation adjustments with our customers, including for the new tariffs, no further material changes to tariffs or trade restrictions, as compared to what is in effect as of July 10, 2025, as well as no significant changes in the macro-economic environment, changes to customer call-off volatility or significant supply chain disruptions.

Full year 2025 Guidance
Organic sales growth	Around 3%
Adjusted operating margin 1)	Around 10-10.5%
Operating cash flow 2)	Around $1.2 billion
Capital expenditures, net % of sales	Around 5%
1) Excluding effects from capacity alignments, antitrust related matters and other discrete items.
2) Excluding unusual items.

Full year 2025 Assumptions
LVP growth	Around 0.5% negative
Foreign currency impact on net sales	Around 0%
Tax rate3)	Around 28%
3) Excluding unusual tax items.

This report includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, January, March and July 2025. All rights reserved.

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

Other recent events

Key launches in the three months period ended June 30, 2025

•
Deepal S09: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts.
•
Honda Ye P7: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Front Center Airbag, Seatbelts.
•
Nio Firefly: Side Airbags, Front Center Airbag, Seatbelts.
•
Nissan Roox: Seatbelts.
•
Changan Avatr 06: Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag, Seatbelts.
•
Chery Fengyun A9: Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag, Seatbelts.
•
Nissan Leaf: Driver/Passenger Airbags, Knee Airbag, Front Center Airbag, Seatbelts.
•
Renault 4: Driver/Passenger Airbags, Steering Wheel.

•
Suzuki eVitara: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Knee Airbag, Steering Wheel.
•
Daihatsu Move: Seatbelts.
•
Lynk & Co 900: Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag.
•
Mitsubishi XFORCE: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags.
•
In addition, we have two key EV launches with Chinese OEMs we cannot publish due to confidentiality.

Other Items

•
On April 16, 2025, Autoliv announced it was named a 2025 Automotive News PACE Pilot Innovation to Watch. The recognition acknowledges post-pilot, pre-commercial innovations in the automotive and future mobility space. Autoliv was recognized for The Bernoulli™ Airbag Module. The Bernoulli Airbag Module addresses the challenge of inflating large airbags quickly and safely, and reducing heat generation and development costs by over 30%.
•
On April 24, 2025, Autoliv announced it is entering a partnership with the ABB FIA Formula E World Championship, as the new Official Mobility Safety Partner. The partnership provides Autoliv with a platform to showcase its expertise and improve awareness of automotive safety in an electric racing setting.
•
On April 25, 2025, Autoliv announced that it presented Omni Safety™, at the Shanghai International Automobile Industry Exhibition 2025. Omni Safety™ is a safety system designed to address critical risks to occupants in reclined seating positions in the event of a collision. This system integrates advanced seatbelt and airbag systems and related functionalities to redefine occupant safety.
•
On June 4, 2025, Autoliv hosted its Capital Markets Day, where it reiterated its 2025 guidance and financial targets, and announced a sustainable increase in shareholder returns, including launching a new share repurchase program and a 21% dividend increase for the third quarter to $0.85 per share.
•
On May 28, 2025, the Company repaid a SEK 3,000 million loan to Swedish Export Credit Corporation. On the same day, the Company took out a new 1-year SEK 2,000 million loan with Swedish Export Credit Corporation.
•
On June 30, 2025, Autoliv announced that Fredrik Westin decided to resign as the Chief Financial Officer and Executive Vice President, Finance of the Company for personal reasons and to pursue a position in continental Europe. He remains in his current position until December 31, 2025, unless otherwise agreed by the parties. Mikael Bratt, President and CEO of the Company, said, "We sincerely thank Fredrik for his valuable contributions to Autoliv and the executive management team over the past five years. We wish him and his family all the best as they relocate." The recruitment process for the successor Chief Financial Officer has been launched.
•
In Q2 2025, Autoliv repurchased and retired 0.5 million shares of common stock at an average price of $99.81 per share under the Autoliv 2022-2025 stock purchase program. These were the last purchases under this program. It is replaced by the 2029 stock repurchase program. Under this new program, repurchases may be made from July 1, 2025 through December 31, 2029. The maximum value of aggregate repurchases under this program is $2.5 billion. Repurchases of stock may be made directly on the NYSE or indirectly through the repurchase of SDRs traded on the Stockholm Nasdaq.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2025, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.

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

ITEM 1A. RISK FACTORS

Except for below, as of June 30, 2025, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchased by the Company during the three months period ended June 30, 2025.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that Yet May Be Purchased Under the Plans or Programs (3)
April 1-30, 2025	112,339	$90.79	10,805,833	6,194,167
May 1-31, 2025	270,911	$100.26	11,076,744	5,923,256
June 1-30, 2025	127,111	$106.82	11,203,855	5,796,145

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

(3) In November 2021, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $1.5 billion or up to 17 million common shares, whichever comes first, between January 2022 and the end of 2024. On November 11, 2024, the Company announced that its Board of Directors approved the extension of this stock repurchase program through the end of 2025. On June 4, 2025, the Company announced that its Board of Directors approved the termination of the existing stock repurchase program as of June 30, 2025 and that it would be succeeded by a new stock repurchase program that authorizes the Company to repurchase up to $2.5 billion of common shares and would operate from July 1, 2025 through December 31, 2029.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 4, 2025, Staffan Olsson, Executive Vice President, Operations, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of the Company's common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2026. These sales are intended to cover vesting taxes and would occur between February 17, 2026 and March 31, 2026.

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

4.6

Amended and Restated Agency Agreement, dated March 14, 2025, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 16, 2025).

4.7

Base Listing Particulars Agreement, dated March 14, 2025, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 16, 2025).

4.8

Amended and Restated Programme Agreement, dated March 14, 2025, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 16, 2025).

4.9

General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of April 8, 2024, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2024).

10.1*	Secondment Agreement, dated June 1, 2025, among Autoliv, Inc., Autoliv Asia ROH Co., Ltd., and Colin Naughton.

10.2*	Amendment No. 1, dated May 15, 2025, effective as of December 31, 2024, to Employment Agreement, effective as of January 31, 2022, between Autoliv (Shanghai) Management Co. Ltd. and Sng Yih.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 18, 2025

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)