Form 10-Q
period 2025-09-30
AUTOLIV INC
filed 2025-10-17
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 13, 2025, there were 75,965,348 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$2,706	$2,555	$7,998	$7,774
Cost of sales1)	(2,184)	(2,095)	(6,496)	(6,398)
Gross profit	522	459	1,502	1,377
Selling, general and administrative expenses	(137)	(129)	(427)	(399)
Research, development and engineering expenses, net	(117)	(96)	(319)	(325)
Other income (expense), net2)	(1)	(9)	13	(27)
Operating income	267	226	769	626
Income from equity method investment	2	2	4	5
Interest income	3	3	7	10
Interest expense	(25)	(27)	(77)	(81)
Other non-operating items, net	(7)	(7)	(10)	(7)
Income before income taxes	240	197	693	554
Income tax expense	(65)	(58)	(183)	(149)
Net income3)	175	139	510	404
Less: Net income attributable to non-controlling interest	0	0	1	1
Net income attributable to controlling interest	$175	$138	$509	$403

Net earnings per share – basic	$2.29	$1.75	$6.61	$4.99
Net earnings per share – diluted	$2.28	$1.74	$6.59	$4.98

Weighted average number of shares outstanding, net of treasury shares (in millions)	76.4	79.2	77.0	80.7
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	76.7	79.3	77.3	80.9

Cash dividend per share – declared4)	$0.00	$0.68	$2.25	$2.04
Cash dividend per share – paid	$0.85	$0.68	$2.25	$2.04

1) Including a gain on sale of property in China of $6 million in the first quarter of 2025. Including a supplier compensation of $13 million in the third quarter of 2025.

2) Including a cumulative translation gain of $11 million related to the sale of the Russian entity in the first quarter of 2025.

3) For the three months periods ended September 30, 2025 and 2024, the aggregate transaction gain (loss) included in net income for the period was a loss of $7 million and a loss of $5 million, respectively. For the nine months periods ended September 30, 2025 and 2024, the aggregate transaction gain (loss) included in net income for the period was a loss of $21 million and a loss of $7 million, respectively.

4) In May 2025, the Company declared a dividend per share of $0.70 for the second quarter of 2025, and in June 2025, the Company declared a dividend per share of $0.85 for the third quarter of 2025.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$175	$139	$510	$404
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments1)	0	36	125	(70)
Net change in unrealized components of defined benefit plans	4	(1)	6	8
Other comprehensive income (loss), before tax	4	34	131	(62)
Tax effect allocated to other comprehensive income (loss)	(1)	0	(1)	(2)
Other comprehensive income (loss), net of tax	3	35	129	(63)
Comprehensive income	179	173	640	341
Less: Comprehensive income (loss) attributable to non-controlling interest	0	1	2	1
Comprehensive income attributable to controlling interest	$178	$173	$638	$340

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

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$225	$330
Receivables, net	2,357	1,993
Inventories, net	1,036	921
Prepaid expenses and accrued income	226	167
Other current assets	102	72
Total current assets	3,946	3,483
Property, plant and equipment, net	2,402	2,239
Operating lease right-of-use assets	167	158
Goodwill and intangible assets, net	1,387	1,375
Other non-current assets	561	548
Total assets	8,463	7,804

Liabilities and equity
Short-term debt	654	387
Accounts payable1)	1,889	1,799
Accrued expenses	1,172	1,056
Operating lease liabilities - current	44	41
Other current liabilities	383	351
Total current liabilities	4,141	3,633
Long-term debt	1,374	1,522
Pension liability	167	153
Operating lease liabilities - non-current	118	118
Other non-current liabilities	105	92
Total non-current liabilities	1,763	1,885
Common stock	79	80
Additional paid-in capital	874	910
Retained earnings	2,275	2,105
Accumulated other comprehensive loss2)	(530)	(659)
Treasury stock	(148)	(160)
Total controlling interest's equity	2,549	2,276
Non-controlling interest	10	10
Total equity	2,559	2,285
Total liabilities and equity	$8,463	$7,804

1) Amount of obligations confirmed under the Company's Supplier Finance Program that remains unpaid is reported as Accounts Payable in the Condensed Consolidated Balance Sheets. Amount of obligations outstanding as of September 30, 2025 and December 31, 2024 are $338 million and $335 million, respectively.

2) Including cumulative translation adjustment as of September 30, 2025 and December 31, 2024 to the amount of $(500) million and $(629) million, respectively.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$510	$404
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	299	289
Deferred income taxes	(2)	(3)
Undistributed earnings from equity method investments, net of dividends	(0)	(2)
Gain on divestiture of property	(6)	—
Other, net	28	5
Net change in operating assets and liabilities:
Receivables and other assets, gross	(293)	6
Inventories, gross	(52)	1
Accounts payable and accrued expenses	117	(23)
Income taxes	11	(39)
Net cash provided by operating activities	613	639

Investing activities
Expenditures for property, plant and equipment	(323)	(440)
Proceeds from sale of property, plant and equipment	10	9
Net cash used in investing activities	(313)	(431)

Financing activities
Net increase (decrease) in short-term debt	247	85
Proceeds from issuance of long-term debt	122	581
Repayment of long-term debt	(311)	(306)
Dividends paid	(173)	(164)
Stock repurchased	(201)	(450)
Common stock options exercised	0	0
Dividends paid to non-controlling interest	(1)	(5)
Net cash used in financing activities	(316)	(259)
Effect of exchange rate changes on cash and cash equivalents	(89)	(33)
Decrease in cash and cash equivalents	(105)	(84)
Cash and cash equivalents at beginning of period	330	498
Cash and cash equivalents at end of period	225	415

See Notes to Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2024	$80	$910	$2,105	$(659)	$(160)	$2,276	$10	$2,285
Comprehensive Loss:
Net income			167			167	0	167
Foreign currency translation adjustment				10		10	0	10
Pension liability				(3)		(3)		(3)
Total Comprehensive Income	—	—	167	7	—	174	0	175
Repurchased and retired shares	(1)	(10)	(40)			(50)		(50)
Stock-based compensation					7	7		7
Cash dividends declared			(54)			(54)		(54)
Other			(1)			(1)		(1)
Balances at March 31, 2025	$80	$900	$2,176	$(652)	$(153)	$2,351	$10	$2,361
Comprehensive Loss:
Net income			167			167	0	168
Foreign currency translation adjustment				114		114	0	114
Pension liability				5		5		5
Total Comprehensive Loss	—	—	167	119	—	286	1	287
Repurchased and retired shares	(1)	(10)	(41)			(51)		(51)
Stock-based compensation					2	2		2
Cash dividends declared			(119)			(119)		(119)
Other			(1)
Balances at June 30, 2025	$79	$890	$2,183	$(534)	$(151)	$2,469	$11	$2,480
Comprehensive Income:
Net income			175			175	0	175
Foreign currency translation adjustment				0		0	(0)	0
Pension liability				3		3		3
Total Comprehensive Income (loss)	—	—	175	3	—	178	0	179
Repurchased and retired shares	(1)	(16)	(83)			(100)		(100)
Stock-based compensation					3	3		3
Dividends paid to non-controlling interest on subsidiary shares							(1)	(1)
Cash dividends declared			1
Other			(1)			(1)		(1)
Balances at September 30, 2025	$79	$874	$2,275	$(530)	$(148)	$2,549	$10	$2,559

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2023	$88	$1,044	$2,289	$(496)	$(368)	$2,557	$13	$2,570
Comprehensive Income:
Net income			126			126	0	127
Foreign currency translation adjustment				(46)		(46)	(0)	(47)
Pension liability				5		5		5
Total Comprehensive Income	—	—	126	(41)	—	85	0	85
Repurchased and retired shares	(1)	(26)	(134)			(161)		(161)
Stock-based compensation					4	4		4
Cash dividends declared			(56)			(56)		(56)
Balances at March 31, 2024	$86	$1,018	$2,226	$(537)	$(364)	$2,429	$13	$2,442
Comprehensive Income:
Net income			138			138	0	139
Foreign currency translation adjustment				(59)		(59)	(0)	(59)
Pension liability				2		2		2
Total Comprehensive Income	—	—	138	(56)	—	82	0	83
Repurchased and retired shares	(1)	(25)	(136)			(162)		(162)
Stock-based compensation					4	4		4
Dividends paid to non-controlling interest on subsidiary shares						0	(1)	(1)
Cash dividends declared			(55)			(55)		(55)
Balances at June 30, 2024	$85	$993	$2,174	$(593)	$(360)	$2,298	$13	$2,311
Comprehensive Income:
Net income			138			138	0	139
Foreign currency translation adjustment				35		35	0	36
Pension liability				(1)		(1)		(1)
Total Comprehensive Income	—	—	138	34	—	173	1	173
Repurchased and retired shares	(1)	(25)	(105)			(131)		(131)
Stock-based compensation					2	2		2
Dividends paid to non-controlling interest on subsidiary shares							(4)	(4)
Cash dividends declared			(54)			(54)		(54)
Balances at September 30, 2024	$84	$968	$2,154	$(559)	$(358)	$2,288	$10	$2,298

See Notes to the Condensed Consolidated Financial Statements (unaudited).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2025

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Targeted improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40. ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) Management has authorized and committed to funding the software project and 2) It is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in ASU 2025-06 permits entities to use either 1) a prospective transition approach, 2) a modified transition approach, or 3) a retrospective transition approach. The Company is currently assessing the impact that ASU 2025-06 will have on its financial statements and expects to adopt the amendments in this update using the prospective transition approach. The Company expects that its capitalization of internal-use software costs will not change significantly under the amendments in ASU 2025-06.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all of its derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of September 30, 2025 or December 31, 2024 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of September 30, 2025 and December 31, 2024 were foreign exchange swaps.

For the three months periods ended September 30, 2025 and 2024, the gains or losses recognized in other non-operating items, net were a loss of $32 million and a loss of $1 million, respectively, for derivative instruments not designated as hedging instruments. For the nine months periods ended September 30, 2025 and 2024, the gains or losses recognized in other non-operating items, net were a gain of $54 million and a loss of $11 million, respectively. The realized part of the gains or losses referred to above is reported under financing activities in the statement of cash flows.

For the three months periods ended September 30, 2025 and 2024, the gains or losses recognized as interest expense were immaterial and a gain of $4 million, respectively. For the nine months periods ended September 30, 2025 and 2024, the gains or losses recognized as interest expense were a loss of $5 million and a loss of $1 million, respectively.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	September 30, 2025						December 31, 2024
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$3,366	1)	$41	2)	$6	3)	$2,916	4)	$22	5)	$42	6)
Total derivatives not designated as hedging instruments	$3,366		$41		$6		$2,916		$22		$42

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $3,366 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $41 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $6 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	September 30, 2025		December 31, 2024
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,360	$1,389	$1,512	$1,527
Loans	14	14	10	10
Total long-term debt	1,374	1,403	1,522	1,537

Short-term debt
Short-term portion of long-term debt	285	289	273	275
Overdrafts and other short-term debt	369	369	114	114
Total short-term debt	$654	$658	$387	$389

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

For the nine months period ended September 30, 2025, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended September 30, 2025 was 26.9% compared to 29.6% for the three months period ended September 30, 2024. Discrete tax items, net for the three months period ended September 30, 2025 had a favorable impact of 1.3%. Discrete tax items, net for the three months period ended September 30, 2024 had a favorable impact of 1.2%.

The effective tax rate for the nine months period ended September 30, 2025 was 26.4% compared to 27.0% for the nine months period ended September 30, 2024. Discrete tax items, net for the nine months period ended September 30, 2025 had a favorable impact of 1.8%. Discrete tax items, net for the nine months period ended September 30, 2024 had a favorable impact of 2.8%.

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

As of September 30, 2025, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the nine months period ended September 30, 2025, the Company recorded a net increase of $3 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years. In addition, the Company recorded in the nine months period ended September 30, 2025 a net decrease of $9 million to income tax reserves for unrecognized tax benefits based on tax positions taken in prior years, mainly due to the settlement of tax audits and the expiration of the statute of limitations in various jurisdictions.

Of the total unrecognized tax benefits of $39 million recorded as of September 30, 2025, $11 million is classified as current tax payable within Other current liabilities and $27 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheet.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	September 30, 2025	December 31, 2024
Raw materials	$481	$418
Work in progress	314	295
Finished products	326	290
Inventories	1,122	1,003
Inventory valuation reserve	(85)	(82)
Total inventories, net of reserve	$1,036	$921

6. RESTRUCTURING

As of September 30, 2025, the majority of the restructuring reserve balance of $101 million is attributed to structural cost reduction program activities initiated in Europe in 2023. The main part of the remaining balance for the activities initiated in Europe in 2023 is expected to be concluded in 2026.

No material restructuring initiatives were entered into during the three and nine months periods ended September 30, 2025. Provisions for the three and nine months periods ended September 30, 2024 related to the restructuring activities in Europe. Cash payments for the three and nine months periods ended September 30, 2025 and September 30, 2024 mainly related to the restructuring activities in Europe that were initiated prior to 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reserve at beginning of the period	$117	$189	$151	$213
Provision - charge	2	9	4	22
Provision - reversal	0	(1)	(0)	(1)
Cash payments	(17)	(19)	(67)	(49)
Translation difference	(0)	8	14	1
Reserve at end of the period	$101	$187	$101	$187

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

For the three months period ended September 30, 2025, new provisions related to recall and warranty related issues and cash payments mainly related to warranty related issues. For the three months period ended September 30, 2024, cash payments mainly related to warranty and recall related issues. For the nine months period ended September 30, 2025, new provisions mainly related to warranty and recall related issues and cash payments mainly related to warranty related issues. For the nine months period ended September 30, 2024, provision reversals and cash payments primarily related to recall related issues.

As of September 30, 2025, the reserve for product related liabilities mainly consisted of recall related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). The reserve for product-related liabilities is included in accrued expenses and other non-current liabilities on the Condensed Consolidated Balance Sheets. The Company’s product-related liabilities as of September 30, 2025 are partly covered by insurance. Insurance receivables are included within other current assets and other non-current assets on the Condensed Consolidated Balance Sheets. As of September 30, 2025, the Company had total insurance receivables of $15 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reserve at beginning of the period	$69	$73	$65	$96
Net change in reserve	25	6	40	(2)
Cash payments	(9)	(3)	(23)	(17)
Translation difference	(0)	1	3	0
Reserve at end of the period	$85	$77	$85	$77

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

ANTITRUST MATTERS

Authorities in several jurisdictions have conducted broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations included, but are not limited to, the products that the Company sells. In addition to concluded matters, authorities of other countries, with significant light vehicle manufacturing or sales may initiate similar investigations. As a result of the outcome of the European Commission investigation of anti-competitive behavior among suppliers of occupant safety systems that the Company resolved in 2019 (the "EC investigation"), the Company is currently subject to a subsequent civil dispute with a non-governmental third party stemming from the same facts and circumstances underlying the EC investigation.

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

As noted in Note 7 above, as of September 30, 2025, the Company has accrued $85 million for total product-related liabilities. The majority of the total product liability accrual as of September 30, 2025 relates to recalls, which are generally covered by insurance. Insurance receivables for such recall related liabilities total $15 million as of September 30, 2025.

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

Volvo Car USA, LLC (together with its affiliates, “Volvo”) recalled approximately 762,000 vehicles relating to the malfunction of inflators produced by ZF (the “ZF Inflator Recall”). The recalled ZF inflators were included in airbag modules supplied by the Company only to Volvo. The recall commenced in November 2020 and later expanded in September 2021. In August 2025, Volvo irrevocably discharged all potential claims against the Company relating to this recall.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$175	$138	$509	$403
Denominator:
Basic: Weighted average common stock	76.4	79.2	77.0	80.7
Add: Weighted average stock options/share awards	0.3	0.1	0.3	0.2
Diluted weighted average common stock:	76.7	79.3	77.3	80.9

Net earnings per share - basic	$2.29	$1.75	$6.61	$4.99

Net earnings per share - diluted	$2.28	$1.74	$6.59	$4.98

10. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the periods presented are as follows (dollars in millions).

Net Sales by Products	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Airbags, Steering Wheels and Other1)	$1,830	$1,736	$5,395	$5,264
Seatbelt Products and Other1)	875	819	2,603	2,511
Total net sales	$2,706	$2,555	$7,998	$7,774

Net Sales by Region	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	$897	$851	$2,639	$2,637
Europe	745	700	2,337	2,231
China	526	495	1,450	1,423
Asia excl. China	538	508	1,572	1,483
Total net sales	$2,706	$2,555	$7,998	$7,774

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

Significant segment expenses / income (Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total direct costs	$(1,798)	$(1,744)	$(5,371)	$(5,322)
Total production overhead costs	(385)	(351)	(1,125)	(1,075)
Cost of sales	$(2,184)	$(2,095)	$(6,496)	$(6,398)

Research, development and engineering expenses (gross)	$(153)	$(148)	$(455)	$(465)
Reimbursements from customer funded engineering projects	36	52	136	140
Research, development and engineering expenses, net	$(117)	$(96)	$(319)	$(325)

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

Segment assets and expenditures for long-lived assets (Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenditures for long-lived assets	$(106)	$(146)	$(323)	$(440)
Total assets	8,463	8,306	8,463	8,306

12. SUBSEQUENT EVENTS

There were no reportable events subsequent to September 30, 2025.

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

EXECUTIVE OVERVIEW

We are pleased to, once again, report a record breaking quarter. This quarter is the best third quarter so far, for sales, operating income and EPS. The performance was driven by better than expected sales, especially in Americas and Europe, and successful actions to reduce costs and achieve tariff compensation. We are pleased that we had a solid outperformance with the domestic Chinese OEMs. The ramp-up of certain models started slower than expected, but improved gradually during the quarter. We expect increased outperformance in China in the fourth quarter. Driven by increased penetration of automotive safety, our high growth in India continued, accounting for around one third of our global organic growth in the third quarter.

We invest for continued success in China. We started building a second R&D Center in China to support our growing business with Chinese OEMs both in China and globally. In addition, in October we signed a strategic agreement with CATARC, the leading research institution setting standards in China’s automotive sector, to jointly advance automotive safety standards and innovation. Furthermore, we recently announced our plans to form a joint venture with HSAE, a leading Chinese automotive electronics developer, to develop and manufacture advanced safety electronics to increase vertical integration of our product portfolio.

We recovered around 75% of tariff costs in the third quarter, and expect to recover most of what remains in the fourth quarter. We continue to closely monitor the situation, and remain adaptive and agile.

Our focus on operational efficiency, commercial excellence and our cost reduction programs continue to yield results. In the quarter, sales grew organically by 4% (Non-U.S. GAAP measure, see reconciliation table below), gross profit by 14%, operating income by 18% and EPS by 31%. Supported by strong balance sheet control, operating cash flow increased by 46%, and with a lower capex, net, free cash flow (Non-U.S. GAAP measure, see reconciliation table below) improved substantially. As a result, we kept our leverage ratio (Non-U.S. GAAP measure, see reconciliation table below) at 1.3x, despite increasing the dividend by 21% and repurchasing shares for $100 million in the quarter.

We remain confident in achieving our full year guidance of an adjusted operating margin (Non-U.S. GAAP measure) of around 10-10.5%, currently expecting to come in at the midpoint of the range.

Financial highlights in the three months period ended September 30, 2025

Change figures below compare to the same period of the previous year, except when stated otherwise.

$2,706 million net sales

5.9% net sales increase

3.9% organic sales growth (Non-U.S. GAAP measure, see reconciliation table below)

9.9% operating margin

10.0% adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below)

$2.28 diluted EPS, 31% increase

$2.32 adjusted diluted EPS (Non-U.S. GAAP measure, see reconciliation table below), 26% increase

Key business developments in the three months period ended September 30, 2025

Change figures below compare to the same period of the previous year, except when stated otherwise.

•
Net sales increased organically (Non-U.S. GAAP measure, see reconciliation table below) by 3.9%, which was 0.7pp lower than the global LVP increase of 4.6% (S&P Global Oct 2025). Regional and customer LVP mix is estimated to have negatively impacted sales by about 1pp, while tariff compensations added around 0.5pp. We outperformed in Asia, excl. China and Americas and underperformed in China and Europe. Our organic sales growth (Non-U.S. GAAP measure) in China to Chinese OEMs was about 8pp higher than COEM LVP growth. We expect that our record number of new launches will continue to support our sales performance in China in the fourth quarter.
•
Profitability improved significantly, mainly due to organic sales growth, successful execution of cost reductions, and positive effects from supplier settlement and compensation. We estimate that the negative impact from U.S. tariffs was around 20bps on operating margin, as we managed to pass on most of the tariff costs to our customers. Operating income increased by 18% to $267 million and adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by 14% to $271 million. Operating margin was 9.9% and adjusted operating margin (Non-U.S. GAAP measure, see reconciliation table below) was 10.0%. ROCE was 25.1% and adjusted ROCE (Non-U.S. GAAP measure, see reconciliation table below) was 25.5%.
•
Operating cash flow increased by 46%, reflecting improved profit and working capital. Capital expenditure, net, was significantly reduced, and free operating cash flow (Non-U.S. GAAP measure, see reconciliation table below) increased substantially. The leverage ratio (Non-U.S. GAAP measure, see reconciliation table below) of 1.3x is below our target limit of 1.5x. In the quarter, a dividend of $0.85 per share (21% increase from the second quarter of 2025) was paid and 0.84 million shares were repurchased and retired.

Business and market condition update

Supply Chain

In the third quarter of 2025, global LVP increased by 4.6% year-over-year (according to S&P Global Oct 2025). Call-off volatility improved slightly compared to a year earlier, although it remains higher than pre-pandemic levels. Low customer demand visibility and changes to customer call-offs with short notice, although they improved, continued to have some negative impact on our production efficiency and profitability. We expect call-off volatility for the full year 2025 on average to be slightly lower than it was in 2024 but still remain higher than pre-pandemic levels. However, the continued uncertainty regarding future changes in tariffs and trade restrictions may lead to a more negative call-off volatility environment.

Inflation

In the third quarter, cost pressure from labor and other items impacted our profitability negatively, although to a lesser degree than in the third quarter of 2024. Most of the inflationary cost pressure was offset by price increases and other customer compensations in the quarter. Raw material price changes did not have a meaningful impact on our profitability during the quarter. The continued uncertainty regarding the effects of tariffs and trade restrictions may lead to a more adverse inflation environment. We continue to execute on productivity and cost reduction initiatives to offset these cost pressures.

Geopolitical risks and tariffs

The effects from the new tariffs imposed in the first nine months of the year did not have a material impact on our profitability in the third quarter, as we achieved customer compensations for most tariff costs. It is our ambition and expectation that we will continue to pass on tariff costs to our customers, although there is significant uncertainty. We recovered around 75% of the tariffs in the third quarter, and we expect to recover most of what remains later in the year. The impact of the tariffs not yet recovered on our operating income was around $5 million negative in the quarter. Including the dilutive effect of tariffs recovered, operating margin was negatively impacted by around 20bps. For the full year 2025, we expect the tariff dilution on our operating margin to be around 20 bps. Geopolitical uncertainties will continue to create a challenging operating environment. Any new, increased or changed tariffs or other related trade restrictions imposed during the remainder of 2025 may impact our operations and contribute to the uncertainty of industry expectations. We continue to closely monitor the tariff policy environment and are prepared to remain agile in responding to any such developments.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	or As of September 30,		or As of September 30,
	2025	2024	2025	2024
Receivables outstanding relative to sales, %1)	21.8%	21.5%	-	-
Inventory outstanding relative to sales, %2)	9.6%	9.8%	-	-
Payables outstanding relative to sales, %3)	17.5%	18.4%	-	-

Gross margin, %4)	19.3%	18.0%	18.8%	17.7%
Operating margin, %5)	9.9%	8.9%	9.6%	8.1%

Capital employed6)	4,331	4,085	-	-
Net debt7)	1,772	1,787	-	-
Return on total equity, %8)	27.9%	24.1%	28.1%	22.4%
Return on capital employed, %9)	25.1%	22.9%	24.9%	21.2%

Headcount at period-end10)	65,200	67,200	-	-

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

three months period ended September 30, 2025 COMPARED WITH three months period ended September 30, 2024

Consolidated Sales Development

(dollars in millions)

	Three Months Ended September 30,			Components of change in net sales
	2025	2024	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$1,830	$1,736	5.4%	1.8%	3.6%
Seatbelt products and Other2)	875	819	6.9%	2.4%	4.5%
Total	$2,706	$2,555	5.9%	2.0%	3.9%

Americas	$897	$851	5.3%	0.6%	4.7%
Europe	745	700	6.4%	6.3%	0.1%
China	526	495	6.3%	0.1%	6.2%
Asia excl. China	538	508	5.8%	0.3%	5.5%
Total	$2,706	$2,555	5.9%	2.0%	3.9%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales for Airbags, Steering Wheels and Other grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 3.6% in the quarter. The largest contributors to the increase was inflatable curtains, side airbags, driver airbags and center airbags, followed by smaller increases for passenger airbags and knee airbags. This was partly offset by a decline for steering wheels.

Sales by product - Seatbelts and Other

Sales for Seatbelt Products and Other grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 4.5% in the quarter. Sales increased organically in all regions, led by strong growth in Europe and Americas followed by China and Asia excluding China.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 3.9% compared to the global LVP increase of 4.6% (according to S&P Global, October 2025). The relative performance was positively impacted by product launches and tariff compensations. This was more than offset by negative effects from the regional and model LVP mix development, which we estimate contributed to about 1pp underperformance. This was particularly accentuated in China. Our organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) underperformed LVP growth by 3.5pp in China and by 1.2pp in Europe, while we outperformed by 4.2pp in Asia, excl. China and by 0.5pp in Americas.

LVP growth in China was driven by domestic OEMs with typically lower safety content. LVP for global OEMs was unchanged while it increased by 15% for domestic OEMs. Autoliv's sales growth with domestic OEMs grew by 23% while our sales with global OEMs decreased by 5%. Our sales performance relative to LVP in China in the quarter is a significant improvement over recent quarters.

We expect that our strong order intake with domestic OEMs and a record high number of new launches will further improve our relative sales performance in China in the fourth quarter of 2025.

Third quarter of 2025 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	4.7%	0.1%	6.2%	5.5%	3.9%
Main growth drivers	Stellantis, Toyota, Ford	VW, Stellantis, BMW	Chery, Great Wall, GM	Suzuki, Hyundai, Toyota	Stellantis, Suzuki, Toyota
Main decline drivers	GM, VW, Mazda	JLR, Hyundai, EV OEM	EV OEM, Mercedes, EV COEM	Mitsubishi, Nissan, Honda	Mercedes, EV OEM, GM

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change third quarter of 2025 versus third quarter of 2024

	Americas	Europe	China	Asia excl. China	Global
LVP1)	4.2%	1.3%	9.7%	1.3%	4.6%

1) Source: S&P Global, October 2025.

Earnings

	Three Months Ended September 30,
(Dollars in millions, except per share data)	2025	2024	Change
Net Sales	$2,706	$2,555	5.9%
Gross profit	522	459	13.7%
% of sales	19.3%	18.0%	1.3	pp
S, G&A	(137)	(129)	6.2%
% of sales	(5.1)%	(5.0)%	(0.0	)pp
R, D&E, net	(117)	(96)	23%
% of sales	(4.3)%	(3.7)%	(0.6	)pp
Other income (expense), net	(1)	(9)	(91)%
Operating income	267	226	18.1%
% of sales	9.9%	8.9%	1.0	pp
Adjusted operating income1)	271	237	14.2%
% of sales	10.0%	9.3%	0.7	pp
Financial and non-operating items, net	(27)	(29)	(7.5)%
Income before taxes	240	197	21.9%
Income taxes	(65)	(58)	11%
Tax rate	26.9%	29.6%	(2.6	)pp
Net income	175	139	26.4%
Earnings per share, diluted2)	2.28	1.74	31%
Adjusted earnings per share, diluted1,2)	2.32	1.84	26%

1) Non-U.S. GAAP measure, excluding effects from capacity alignments and antitrust related matters.

2) Net of treasury shares.

Third quarter of 2025 financial development

Gross profit increased by $63 million, and gross margin increased by 1.3pp compared to the prior year. The drivers behind the gross profit improvement were mainly positive effects from higher sales and improved operational efficiency with lower costs for labor and waste and scrap. The gross profit improvement was also due to a third quarter of 2024 $14 million cost related to a supplier settlement and a third quarter of 2025 $15 million (unrelated) supplier compensation (of which around $13 million impacted gross profit) as well as lower material costs. This was partly offset by negative effects from recalls and warranty, depreciation and un-recovered tariff costs.

S,G&A costs increased by $8 million compared to the prior year, mainly due to higher costs for personnel. S,G&A costs in relation to sales increased from 5.0% to 5.1%.

R,D&E, net costs increased by $22 million compared to the prior year, mainly due to lower engineering income. R,D&E, net, in relation to sales increased from 3.7% to 4.3%.

Other income (expense), net was negative $1 million, compared to negative $9 million in the same period last year. The difference compared to last year is almost entirely due to lower restructuring costs.

Operating income increased by $41 million compared to the prior year, due to the higher gross profit and improvement in Other income (expense), net, partly offset by the higher costs for R,D&E, net, and S,G&A, as outlined above.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by $34 million compared to the prior year, due to the higher gross profit, partly offset by the higher costs for R,D&E, net, and S,G&A, as outlined above.

Financial and non-operating items, net was negative $27 million compared to negative $29 million a year earlier. The improvement comes from $2 million in lower interest expense.

Income before taxes increased by $43 million compared to the prior year, mainly due to the higher operating income.

Tax rate decreased to 26.9% compared to 29.6% the prior year. Discrete tax items, net, had a favorable impact of 1.3pp in the third quarter of 2025, while discrete tax items, net had a favorable impact of 1.2pp in the corresponding quarter last year.

Earnings per share, diluted increased by $0.54 compared to the prior year. The main drivers were $0.36 from higher operating income, $0.09 from taxes, $0.08 from lower number of outstanding shares, diluted, and $0.02 from financial items.

nine months period ended September 30, 2025 compared with nine months period ended September 30, 2024

Consolidated Sales Development

(dollars in millions)

	Nine Months Ended September 30,			Components of change in net sales
	2025	2024	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$5,395	$5,264	2.5%	(0.3)%	2.8%
Seatbelt products and Other2)	2,603	2,511	3.7%	(0.2)%	3.9%
Total	$7,998	$7,774	2.9%	(0.3)%	3.1%

	Nine Months Ended September 30,			Components of change in net sales
	2025	2024	Reported change	Currency effects 1)	Organic 3)
Americas	$2,639	$2,637	0.1%	(3.3)%	3.4%
Europe	2,337	2,231	4.7%	2.9%	1.8%
China	1,450	1,423	1.9%	(0.3)%	2.2%
Asia excl. China	1,572	1,483	6.0%	0.3%	5.7%
Total	$7,998	$7,774	2.9%	(0.3)%	3.1%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales for Airbags, Steering Wheels and Other grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 2.8% in the period. The largest contributor to the increase was inflatable curtains and side airbags, followed by center airbags, steering wheels and driver airbags. This was partly offset by declines for knee airbags while sales of passenger airbags were close to unchanged.

Sales by product - Seatbelts and Other

Sales for Seatbelt Products and Other grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 3.9% in the period. Sales growth was mainly driven by Americas and Asia excluding China followed by Europe and China.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 3.1% compared to the global LVP increase of 3.9% (according to S&P Global, October 2025). The relative performance was positively impacted by product launches and tariff compensations. This was more than offset by negative effects from the regional and model LVP mix development, which we estimate contributed to about 3pp underperformance. This was particularly accentuated in China. Our organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) outperformed LVP growth by 3.5pp in Americas, by 3.4pp in Europe and by 3.0pp in Asia excluding China, while we underperformed by 9.3pp in China.

LVP growth in China in the first nine months was driven by domestic OEMs with typically lower safety content. LVP for global OEMs declined by 2.3% while it increased by 20% for domestic OEMs. Autoliv's sales to domestic OEMs increased by 16% in the first nine months of 2025, while it decreased by 5.7% to global OEMs in China. We expect that our strong order intake with domestic OEMs and a record number of new launches will improve Autoliv's sales performance in China in the fourth quarter of 2025.

First nine months 2025 organic growth1)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	3.4%	1.8%	2.2%	5.7%	3.1%
Main growth drivers	Toyota, Stellantis, Honda	VW, Stellantis, BMW	Chery, Great Wall, GM	Suzuki, Toyota, Subaru	Toyota, Stellantis, Suzuki
Main decline drivers	EV OEM, Hyundai, GM	EV OEM, Hyundai, JLR	EV OEM, Mercedes, Lixiang	Mitsubishi, Honda, GM	EV OEM, Mercedes, Hyundai

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change first nine months of 2025 versus first nine months of 2024

	Americas	Europe	China	Asia excl. China	Global
LVP1)	(0.1)%	(1.6)%	11.5%	2.7%	3.9%

1) Source: S&P Global, October 2025.

Earnings

	Nine Months Ended September 30,
(Dollars in millions, except per share data)	2025	2024	Change
Net Sales	$7,998	$7,774	2.9%
Gross profit	1,502	1,377	9.1%
% of sales	18.8%	17.7%	1.1	pp
S, G&A	(427)	(399)	7.0%
% of sales	(5.3)%	(5.1)%	(0.2	)pp
R, D&E, net	(319)	(325)	(1.6)%
% of sales	(4.0)%	(4.2)%	0.2	pp
Other income (expense), net	13	(27)	(148)%
Operating income	769	626	23%
% of sales	9.6%	8.1%	1.6	pp
Adjusted operating income1)	777	657	18%
% of sales	9.7%	8.5%	1.3	pp
Financial and non-operating items, net	(76)	(73)	4%
Income before taxes	693	554	25%
Income taxes	(183)	(149)	23%
Tax rate	26.4%	27.0%	(0.6	)pp
Net income	510	404	26%
Earnings per share, diluted2)	6.59	4.98	32%
Adjusted earnings per share, diluted1,2)	6.67	5.30	26%

1) Non-U.S. GAAP measure, excluding effects from capacity alignments and antitrust related matters.

2) Net of treasury shares.

First nine months 2025 financial development

Gross profit increased by $125 million, and gross margin increased by 1.1pp compared to the prior year. The drivers behind the gross profit improvement were mainly improved operational efficiency with lower costs for labor, logistics, premium freight and waste and scrap. We also had positive effects from the organic sales growth and lower material costs partly offset by negative effects from recall and warranty costs and un-recovered tariffs.

S,G&A costs increased by $28 million compared to the prior year, mainly due to increased personnel costs and credit loss reserves following generally higher default risk rate for the automotive industry. This was partly offset by lower costs for professional services. S,G&A costs in relation to sales increased from 5.1% to 5.3%.

R,D&E, net costs decreased by $5 million compared to the prior year, mainly due to $7 million from positive foreign currency translation effects and $6 million from lower professional service costs partly offset by $8 million in lower engineering income. R,D&E, net, in relation to sales decreased from 4.2% to 4.0%.

Other income (expense), net was positive $13 million, compared to negative $27 million in the same period last year. The improvement compared to last year is due to lower restructuring costs and the recycled accumulated currency translation differences related to the divestment of our idled operations in Russia in Q1 2025.

Operating income increased by $143 million compared to the prior year, due to the higher gross profit, lower costs for R,D&E, net, and the improvement in Other income (expense), partly offset by higher costs for S,G&A, as outlined above.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) increased by $120 million compared to the prior year, due to the higher gross profit, lower costs for R,D&E, net, and the improvement in Other income (expense), partly offset by higher costs for S,G&A, as outlined above.

Financial and non-operating items, net, was negative $76 million compared to negative $73 million a year earlier. The increase was mainly due to lower interest income and higher non-operating items partly offset by lower interest expense.

Income before taxes increased by $140 million compared to the prior year, mainly due to the higher operating income.

Tax rate was 26.4% compared to 27.0% in the prior year. Discrete tax items, net, had a favorable impact of 1.8pp in the first nine months of 2025 compared to 2.8pp favorable impact in the same period last year.

Earnings per share, diluted increased by $1.61 compared to the prior year. The main drivers were $1.28 from higher operating income and $0.29 from lower number of outstanding shares, diluted, and $0.06 from taxes partly offset by $0.02 from financial items.

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

Third quarter of 2025 development

Changes in operating working capital impacted operating cash flow by $53 million negative compared to an impact of $68 million negative in the prior year. The working capital increase in the quarter of $53 million was mainly a result of $78 million in negative effects from higher inventories impacted by higher sales and $9 million from income taxes, partly offset by $26 million from accounts payables and accrued expenses, and $8 million from receivables.

Operating cash flow increased by $81 million to $258 million compared to the prior year, mainly because of higher net income, more positive non-cash items and less unfavorable effects from changes in operating working capital, as outlined above.

Capital expenditure, net decreased by $40 million compared to the prior year. The level of capital expenditure, net, in relation to sales declined to 3.9% versus 5.7% a year earlier. The lower level of capital expenditure, net is mainly related to the lower activity level of footprint optimization in Europe and Americas and less capacity expansion, especially in Asia.

Free operating cash flow (Non-U.S. GAAP measure, see reconciliation table below) was positive $153 million compared to positive $32 million in the prior year. The increase was due to the higher operating cash flow and lower capital expenditure, net, as outlined above.

Cash conversion (Non-U.S. GAAP measure, see reconciliation table below) defined as free operating cash flow (Non-U.S. GAAP measure, see reconciliation table below) in relation to net income, was 87% in the quarter compared to 23% a year earlier. The increase occurred because free operating cash flow increased more than net income.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) was $1,772 million as of September 30, 2025, which was $15 million lower than a year earlier, mainly due to that in the last twelve months, free operating cash flow was higher than dividends paid and share repurchases.

Total equity as of September 30, 2025, increased by $261 million compared to September 30, 2024. This was mainly due to net income of $754 million and $33 million in positive currency translation effects, partly offset by $306 million in share repurchases, including taxes and $228 million in dividend payments.

Leverage ratio: On September 30, 2025, the Company had a leverage ratio (Non-U.S. GAAP measure, see reconciliation table below) of 1.3x compared to 1.4x on September 30, 2024, as the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure, see reconciliation table below) increased by $148 million while net debt (Non-U.S. GAAP measure, see reconciliation table below) per the policy increased by $5 million.

First nine months of 2025 development

Operating cash flow decreased by $27 million to $613 million compared to the prior year, mainly because the increase in operating working capital was larger than the increase in net income.

Capital expenditure, net decreased by $118 million compared to the prior year. The level of capital expenditure, net, in relation to sales declined to 3.9% versus 5.5% a year earlier. The lower level of capital expenditure, net is mainly related to the lower activity level of footprint optimization in Europe and Americas and less capacity expansion, especially in Asia.

Free operating cash flow (Non-U.S. GAAP measure, see reconciliation table below) was positive $300 million compared to positive $208 million in the prior year. The increase was due to the lower capital expenditure, net, partly offset by the lower operating cash flow, as outlined above.

Cash conversion (Non-U.S. GAAP measure, see reconciliation table below) defined as free operating cash flow (Non-U.S. GAAP measure, see reconciliation table below) in relation to net income, was 59% for the period, compared to 52% in the prior year. The increase occurred because free operating cash flow growth was higher than net income growth.

COMMITMENTS

The Company has entered into a 5-year Enterprise Subscription Agreement (EAS). The subscription fees for the software licenses will be paid annually in advance. The future payments (undiscounted) relating to this software subscription agreement are in total approximately $50 million to be paid over the following years: Less than 1 year: $12 million; 1-3 years: $25 million; 3-5 years: $13 million.

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

Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of GAAP measure "Operating income" to Non-GAAP measure "Adjusted Operating income"

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Operating income (GAAP)	$267	$226	$769	$626
Non-GAAP adjustments:
Less: Capacity alignments	2	9	6	25
Less: Antitrust related items	2	2	3	6
Total non-GAAP adjustments to operating income	4	11	8	31
Adjusted Operating income (Non-GAAP)	$271	$237	$777	$657

Reconciliation of GAAP measure "Operating margin" to Non-GAAP measure "Adjusted Operating margin"

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating margin (GAAP)	9.9%	8.9%	9.6%	8.1%
Non-GAAP adjustments:
Less: Capacity alignments	0.1%	0.4%	0.1%	0.3%
Less: Antitrust related items	0.1%	0.1%	0.0%	0.1%
Total non-GAAP adjustments to operating margin	0.1%	0.4%	0.1%	0.4%
Adjusted Operating margin (Non-GAAP)	10.0%	9.3%	9.7%	8.5%

Reconciliation of GAAP measure "Income before income taxes" to Non-GAAP measure "Adjusted Income before income taxes"

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Income before income taxes (GAAP)	$240	$197	$693	$554
Non-GAAP adjustments:
Less: Capacity alignments	2	9	6	25
Less: Antitrust related items	2	2	3	6
Total non-GAAP adjustments to Income before income taxes	4	11	8	31
Adjusted Income before income taxes (Non-GAAP)	$244	$208	$702	$585

Reconciliation of GAAP measure "Net income" to Non-GAAP measure "Adjusted Net income"

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Net income (GAAP)	$175	$139	$510	$404
Non-GAAP adjustments:
Less: Capacity alignments	2	9	6	25
Less: Antitrust related items	2	2	3	6
Less: Tax on non-GAAP adjustments	(1)	(3)	(2)	(5)
Total non-GAAP adjustments to Net income	3	8	7	26
Adjusted Net income (Non-GAAP)	$178	$147	$517	$430

Reconciliation of GAAP measure "Net income attributable to controlling interest" to Non-GAAP measure "Adjusted Net income attributable to controlling interest"

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Net income attributable to controlling interest (GAAP)	$175	$138	$509	$403
Non-GAAP adjustments:
Less: Capacity alignments	2	9	6	25
Less: Antitrust related items	2	2	3	6
Less: Tax on non-GAAP adjustments	(1)	(3)	(2)	(5)
Total non-GAAP adjustments to Net income attributable to controlling interest	3	8	7	26
Adjusted Net income attributable to controlling interest (Non-GAAP)	$178	$146	$516	$429

Reconciliation of GAAP measure "Earnings per share - diluted" to Non-GAAP measure "Adjusted Earnings per share - diluted"

	Three Months Ended September 30,		Nine Months Ended September 30,
(Per share data)	2025	2024	2025	2024
Earnings per share - diluted (GAAP)	$2.28	$1.74	$6.59	$4.98
Non-GAAP adjustments:
Less: Capacity alignments	0.03	0.12	0.07	0.31
Less: Antitrust related items	0.02	0.02	0.04	0.07
Less: Tax on non-GAAP adjustments	(0.01)	(0.04)	(0.02)	(0.06)
Total non-GAAP adjustments to Earnings per share - diluted	0.04	0.10	0.09	0.32
Adjusted Earnings per share - diluted (Non-GAAP)	$2.32	$1.84	$6.67	$5.30

Weighted average number of shares outstanding - diluted	76.7	79.3	77.3	80.9

Reconciliation of GAAP measure "Return on Capital Employed" to Non-GAAP measure "Adjusted Return on Capital Employed"

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Return on capital employed1) (GAAP)	25.1%	22.9%	24.9%	21.2%
Non-GAAP adjustments:
Less: Capacity alignments	0.2%	0.8%	0.2%	0.8%
Less: Antitrust related items	0.1%	0.2%	0.1%	0.2%
Total non-GAAP adjustments to Return on capital employed1)	0.3%	1.0%	0.3%	1.0%
Adjusted Return on capital employed1) (Non-GAAP)	25.5%	23.9%	25.2%	22.1%

Annualized adjustment2) on Return on capital employed1)	$15	$44	11	42

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

Reconciliation of GAAP measure "Return on Total Equity" to Non-GAAP measure "Adjusted Return on Total Equity"

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Return on total equity1) (GAAP)	27.9%	24.1%	28.1%	22.4%
Non-GAAP adjustments:
Less: Capacity alignments	0.3%	1.4%	0.3%	1.3%
Less: Antitrust related items	0.2%	0.3%	0.1%	0.3%
Less: Tax on non-GAAP adjustments	(0.1)%	(0.5)%	(0.1)%	(0.3)%
Total non-GAAP adjustments to Return on total equity1)	0.4%	1.2%	0.3%	1.3%
Adjusted Return on total equity1) (Non-GAAP)	28.3%	25.3%	28.4%	23.7%

Annualized adjustment2) on Return on total equity1)	$12	$32	9	35

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	September 30, 2025	June 30, 2025	September 30, 2024
Short-term debt	$654	$679	$624
Long-term debt	1,374	1,372	1,586
Total debt	2,027	2,051	2,210
Cash and cash equivalents	(225)	(237)	(415)
Debt issuance cost/Debt-related derivatives, net	(30)	(62)	(9)
Net debt	$1,772	$1,752	$1,787

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

Calculation of “Leverage ratio”

(Dollars in millions)

(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2024
Net debt1)	$1,772	$1,752	$1,787
Pension liabilities	167	167	147
Net debt per the Policy	1,939	1,919	1,934

Net income2)	754	717	632
Income taxes 2)	261	255	141
Interest expense, net2,3)	94	96	93
Other non-operating items, net2)	20	19	4
Income from equity method investments2)	(6)	(6)	(6)
Depreciation and amortization of intangibles2)	397	390	385
Capacity alignments2)	(1)	6	121
Antitrust related items2)	5	6	7
Other items2)	—	—	0
EBITDA per the Policy (Adjusted EBITDA)	$1,524	$1,483	$1,376
Leverage ratio	1.3	1.3	1.4

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

Reconciliation of GAAP measure "Operating cash flow" to "Free operating cash flow" and "Cash conversion"

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$175	$139	$510	$404
Changes in operating working capital	(53)	(68)	(217)	(54)
Depreciation and amortization	103	97	299	289
Gain on divestiture of property	0	—	(6)	—
Other, net	32	10	26	1
Operating cash flow	258	177	613	639
Expenditures for property, plant and equipment	(106)	(146)	(323)	(440)
Proceeds from sale of property, plant and equipment	1	1	10	9
Capital expenditure, net1)	(106)	(145)	(313)	(431)
Free operating cash flow2)	$153	$32	$300	$208
Cash conversion3)	87%	23%	59%	52%
1) Defined as Expenditures for property, plant and equipment less Proceeds from sale of property, plant and equipment.
2) Operating cash flow less Capital expenditures, net.
3) Free operating cash flow relative to Net income.

Headcount

	September 30, 2025	June 30, 2025	September 30, 2024
Total headcount	65,200	65,100	67,200
Whereof:
Direct personnel in manufacturing	47,900	48,000	49,800
Indirect personnel	17,300	17,100	17,400
Temporary personnel	9%	9%	9%

As of September 30, 2025, total headcount Full Time Equivalent (FTE) decreased by around 2,000, or 3.0%, compared to a year earlier, despite that organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 3.9% and that we in-sourced about 250 FTEs (mainly indirects). The indirect workforce decreased by around 100, or 0.5%, mainly reflecting our structural reduction initiatives, partly offset by the above mentioned in-sourcing. The direct workforce decreased by approximately 1,900, or 3.8%. The decrease was supported by an improvement in customer call-off accuracy which enabled us to accelerate operating efficiency improvements.

Compared to June 30, 2025, total headcount (FTE) increased by around 100, or 0.2%. Indirect headcount increased by around 200 (due to the in-sourced personnel mentioned previously), while direct headcount decreased by approximately 100.

Full year 2025 guidance

In addition to the assumptions and our business and market update noted below, our full year 2025 guidance is based on our customer call-offs, as well as the achievement of our targeted cost compensation adjustments with our customers, including for the new tariffs, no further material changes to tariffs or trade restrictions, as compared to what is in effect as of October 15, 2025, as well as no significant changes in the macro-economic environment, changes to customer call-off volatility or significant supply chain disruptions.

Full year 2025 Guidance
Organic sales growth	Around 3%
Adjusted operating margin 1)	Around 10-10.5%
Operating cash flow 2)	Around $1.2 billion
Capital expenditures, net % of sales	Around 4.5%
1) Excluding effects from capacity alignments, antitrust related matters and other discrete items.
2) Excluding unusual items.

Full year 2025 Assumptions
LVP growth	Around 1.5%
Foreign currency impact on net sales	Around 1%
Tax rate3)	Around 28%
3) Excluding unusual tax items.

This report includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, January, March, July and October 2025. All rights reserved.

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

Other recent events

Key launches in the three months period ended September 30, 2025

•
Onvo L90: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Front Center Airbag, Seatbelts.
•
Kia PV5: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag.
•
New EV Customer SUV: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag, Seatbelts.
•
Volvo XC70: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Front Center Airbag, Seatbelts.
•
New EV Customer SUV: Driver/Passenger Airbags, Side Airbags, Steering Wheel.
•
Subaru Outback: Driver/Passenger Airbags, Side Airbags, Seatbelts.
•
Jeep Compass: Driver/Passenger Airbags, Steering Wheel.
•
Renault Clio: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Steering Wheel, Seatbelts.
•
Geely Galaxy M9: Driver/Passenger Airbags, Side Airbags, Head/Inflatable Curtain Airbags, Front Center Airbag, Seatbelts.
•
Nissan Sentra: Side Airbags, Head/Inflatable Curtain Airbags, Seatbelts.
•
New EV: Side Airbags, Steering Wheel, Seatbelts.
•
Honda N-ONE e: Driver/Passenger Airbags, Side Airbags, Seatbelts.

Other Items

•
On October 14, 2025, Autoliv announced the signing of a strategic agreement with China Automotive Technology and Research Center Co (CATARC), the leading research institution setting standards in China’s automotive sector, to jointly advance automotive safety standards and innovation in China and beyond. The collaboration will span research and development, testing, certification, and standards alignment - providing technical support for the R&D and global expansion of Chinese automakers.
•
On October 9, 2025, Autoliv announced its intent to form a new joint venture with Hangsheng Electric Co., Ltd. (HSAE), a leading Chinese developer of automotive electronics. The joint venture will focus on developing and manufacturing advanced safety electronics for the rapidly evolving Chinese automotive market. The new joint venture will be located strategically near Shanghai and close to several existing Autoliv sites in China. The focus will be on products that include features such as Hands-On Detection (HOD), Pre-Pretensioner Mechatronic Integration (PPMI) and electronic applications for seatbelt systems and driver units.
•
On July 27, 2025, Autoliv China officially held the groundbreaking ceremony for its new R&D center in Wuhan, China. This initiative reflects Autoliv’s long-term commitment to the Chinese market and supports the global growth of Chinese OEMs. The center is scheduled to begin operations in Q3 2026 and will be equipped with state-of-the-art testing equipment and a digital R&D platform. It will play a critical role in advancing automotive safety technologies and enhancing Autoliv’s capabilities in delivering secure and reliable innovative mobility solutions to customers worldwide.
•
In Q3 2025, Autoliv repurchased and retired 0.84 million shares of common stock at an average price of $118.75 per share under the Autoliv 2029 stock repurchase program. Under this program, repurchases may be made from July 1, 2025 through December 31, 2029. The maximum value of aggregate repurchases under this program is $2.5 billion. Repurchases of stock may be made directly on the NYSE or indirectly through the repurchase of SDRs traded on the Stockholm Nasdaq.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2025, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.

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

ITEM 1A. RISK FACTORS

Except for below, as of September 30, 2025, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.

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

Our international operations also depend upon favorable trade relations between the countries where we manufacture and sell products and those foreign countries in which our customers and suppliers have operations. The current U.S. presidential administration has created uncertainty about the future relationship between the U.S. and its trading partners, including with respect to the trade policies and agreements, treaties, government regulations and tariffs that could apply to trade between the U.S. and other nations. In recent months, the U.S. has announced substantial increases in tariffs on imports from China, and China has responded with expanded export restrictions on critical minerals and technologies, as well as retaliatory measures affecting U.S. goods and services. These developments reflect a broader trend of escalating trade tensions and policy volatility between the two countries. Changes in national policy, other governmental action related to tariffs or international trade agreements, changes in social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where the Company currently manufactures and sells products, and any resulting negative sentiments towards the Company as a result of such changes could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our cash flows, operating results and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchased by the Company during the three months period ended September 30, 2025.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (USD)
July 1-31, 2025	160,980	$115.16	160,980	$2,481,461,150
August 1-31, 2025	474,018	$117.20	634,998	$2,425,906,610
September 1-30, 2025	207,131	$125.07	842,129	$2,400,000,029

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

(3) On June 4, 2025, the Company announced that its Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $2.5 billion of common shares and operates from July 1, 2025 through December 31, 2029.

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

Date: October 17, 2025

AUTOLIV, INC.

(Registrant)

By:	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)