Form 10-K
period 2025-12-31
AUTOLIV INC
filed 2026-02-19
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity of Autoliv, Inc. held by non-affiliates as of the last business day of the second fiscal quarter of 2025 amounted to $8,595 million.

Number of shares of Common Stock outstanding as of February 11, 2026: 74,706,513.

Auditor Firm Id: 1433 Auditor Name: Ernst & Young AB Auditor Location: Stockholm, Sweden

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the annual stockholders’ meeting to be held on May 7, 2026, to be dated on or around March 25, 2026 (the “2026 Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2025.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general global and regional economic conditions, including the impact of inflation; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions, including port, transportation, and distribution delays or interruptions; supply chain disruptions and component shortages specific to the automotive industry or the Company; potential changes to beneficial free trade agreements and regulations, such as the United States-Mexico-Canada Agreement; changes in geopolitical and other economic and political conditions or developments, including inflation, changes in trade policies, tariff regimes, and other developments in and by countries in which we do business that could materially impact supply chains, margins, access to capital, or overall business performance; political stability or geopolitical conflicts; changes in general industry or market conditions, including regional economic growth or decline; changes in and the successful execution of our capacity alignment, restructuring, cost reduction, and efficiency initiatives and the market reaction thereto; loss of business from increased competition; volatility or increases in raw material, fuel, and energy costs; changes in consumer and customer preferences for end products; loss of customers or sales; legislative or regulatory changes; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing and other negotiations with customers, including inflation and tariff compensations; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgments or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims, and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments or results of tax audits by governmental authorities and changes in our effective tax rate; dependence on key personnel; our ability to meet our sustainability targets, goals and commitments; dependence on and relationships with customers and suppliers; the conditions necessary to hit our financial targets; and other risks and uncertainties identified in Item 1A -“Risk Factors” of this Annual Report on Form 10-K, Item 1A, and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I

Item 1. Business

General

Autoliv, Inc. (“Autoliv”, the “Company” or “we”) is a Delaware corporation with its principal executive offices in Stockholm, Sweden where it currently employs approximately 113 people. The Company functions as a holding corporation and owns two principal subsidiaries, Autoliv AB and Autoliv ASP, Inc. The Company's fiscal year ends on December 31.

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

To expand its product offerings, the Company formed Mobility Safety Solutions. By combining its core competence and industry experience, the Company also develops and manufactures mobility safety solutions such as passive safety systems for commercial vehicles, battery cut-off switches, and safety solutions for riders of motorcycles and bikes.

The Company has 62 production facilities in 23 countries and its customers include the world’s largest car manufacturers. The Company’s sales in 2025 were $10.8 billion, approximately 68% of which consisted of airbag and steering wheel products and approximately 32% of which consisted of seatbelt products. The Company's business is conducted in the following geographical regions: The Americas, Europe, China, and Asia, excluding China.

On December 31, 2025, the Company had approximately 64,300 personnel worldwide, with 10% being temporary personnel.

Additional information required by this Item 1 regarding developments in the Company’s business during 2025 is contained under Item 7 in this Annual Report.

Reportable Segment

The Company has one reportable segment based on the way the Company evaluates its financial performance and manages its operations. The Company's business is comprised of passive safety products – principally airbags (including steering wheels and inflators) and seatbelts. For more information regarding the Company’s segment reporting, see Note 1, Basis of Presentation, to the Consolidated Financial Statements in this Annual Report.

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

3) Evolving government regulations and test rating systems to improve the safety of vehicles in various markets, such as the updated European New Car Assessment Program (Euro NCAP), China NCAP, and USNCAP; and

4) The trend towards autonomous vehicles may lead to roomier interiors that may require more advanced passive safety systems.

The automotive passive safety market is driven by two primary factors: light vehicle production (LVP) and content per vehicle (CPV).

The first growth driver, LVP, has increased at an average annual growth rate of around 1.9% since the start of Autoliv in 1997 despite persistent headwinds in Europe and North America. According to S&P Global, LVP is forecasted to grow to close to 92 million by 2028 from just over 90 million in 2025, due to growing demand and export in medium- and low-income markets.

Unlike LVP, where Autoliv can only aim to be on the best-selling platforms, Autoliv can influence CPV more directly by continuously developing and introducing new technologies with higher value-added features. Over the long term, this increases average safety CPV and has caused the Company's markets to grow faster than the LVP.

Since 1997, the Company’s sales compound annual growth rate (CAGR) for passive safety has been around 5% compared to the market rate of around 2.8% which includes an LVP growth of around 1.9%. The Company's outperformance is a result of a steady flow of new passive safety technologies, strong focus on quality and a superior global footprint both in products and engineering. This has enabled Autoliv to increase its global market share in passive safety from 27% in 1997 to around 44% in 2025.

In high-income markets (Western Europe, North America, Japan, and South Korea) the average CPV is around $350. CPV growth in these regions mainly comes from new safety systems such as active seatbelts, knee airbags, and front-center airbags along with improved protection for pedestrians and rear-seat occupants like bag-in-belt or more advanced seatbelts.

In medium- and low-income markets (all markets other than the high-income markets mentioned above), the Company sees great opportunities for CPV growth from more airbags and advanced seatbelt products. The average CPV in these markets is around $210, which is almost $140 less than in the high-income markets.

As a result of higher installation rates of airbags, more advanced seatbelt products, and more complex steering wheels, CPV is expected to increase at a similar pace in both high-income and medium- and low-income markets over the next three years.

In the next three years, almost all LVP growth is expected to come in medium- and low-income regions with lower CPV, leading to a dilution of the average global CPV. Despite this negative regional LVP mix effect, the annual passive safety market (seatbelts and airbags, including steering wheels), is expected to grow from around $24 billion in 2025 to almost $26 billion over the next three years, based on the current macro-economic outlook and the Company's internal market intelligence and estimates.

In seatbelts, Autoliv has a global market share of around 45%, primarily due to being the technology leader with several important innovations such as pretensioners and active seatbelts. The Company's strong market position is also a reflection of its superior global footprint. Seatbelts are the primary life-saving safety product globally and are also an important requirement in low-end vehicles in the medium- and low-income markets. This provides the Company with an excellent opportunity to benefit from the expected growth in this segment of the market.

Autoliv holds a leading position in both airbags and steering wheels, with a combined market shares of around 44%. The market for airbags and steering wheels is expected to grow primarily due to increasing installation rates of inflatable curtains, side airbags, knee airbags, and front‑center airbags, as well as rising demand for higher‑value steering wheels with leather and additional integrated functions.

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

Manufacturing and Production

See “Item 2. Properties” for a description of Autoliv’s principal properties. The component factories manufacture inflators, propellant, initiators, textile cushions, webbing, pressed steel parts, springs, and over molded steel parts used in seatbelt and airbag assembly and steering wheels. The assembly factories source components from a number of parties, including Autoliv’s own component factories, and assemble complete restraint systems for “just-in-time” delivery to customers. The products manufactured by Autoliv’s consolidated subsidiaries in 2025 consisted of 143 million complete seatbelt systems (of which 100 million were fitted with pretensioners), 143 million side airbags (including curtain airbags and front center airbags), 61 million frontal airbags and 21 million steering wheels.

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

When significant volatility in LVP occurs, as we saw in 2022 and 2023 due to supply disruptions, or when there is a shift in regional LVP, the capacity adjustments can take more time and be more costly. During 2025 the volatility of LVP improved, although it is still more volatile than prior to the COVID-19 pandemic. Additionally, when there is significant demand for a given product due to a major recall of a competitor’s product, like certain of the Company's customers have experienced, capacity adjustments may take time.

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

Environmental and Safety Regulations

For information on how environmental and safety regulations impact the Company's business, see “Risk Factors – ‘Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety, and other governmental regulations’, “Global climate change could negatively affect our business”, “Our goals, targets, and ambitions related to sustainability and emissions reduction, and our public statements and disclosures regarding them, may, from time to time, result in additional considerations or expectations and expose us to risks” and “Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market”” in Item 1A and “Risks and Risk Management” in Item 7 of this Annual Report.

Raw Materials

Direct material cost represents approximately 54% of the Company's net sales in 2025. The Company mainly purchases manufactured components and raw materials for its operations. The Company takes several actions to manage the raw material fluctuations, such as competitive sourcing and looking for alternative materials. The Company is also taking necessary actions to gradually implement raw materials with a lower carbon emission footprint.

For information on the sources and availability of raw materials, see "Operational Risks - Component costs" in Item 7 and “Risk Factors – Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins” in Item 1A of this Annual Report.

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

Backlog

The Company has frame contracts with automobile manufacturers and such contracts are typically entered into up to three years before the start of production of the relevant car model or platform and provide for a term covering the life of such car model or platform including service parts after a vehicle model is no longer produced. These contracts, however, do not typically provide minimum quantities, firm prices, or exclusivity but instead permit the automobile manufacturer to resource the relevant products at given intervals (or at any time) from other suppliers. We sometimes refer to this backlog as our order intake or order book. For more information about order intake see “Risk Factors – The cyclical nature of automotive sales and production can adversely affect our business, operating results, and financial condition. Our business is directly related to LVP in the global market and by our customers, and automotive sales and LVP are the most important drivers for our sales” in Item 1A of this Annual Report.

Dependence on Customers

In 2025, the Company's top five customers represented around 44% of its consolidated net sales and the Company's top ten customers represented around 70% of its consolidated net sales. This reflects the concentration of manufacturers in the automotive industry. In 2025 the Company's five largest customers accounted for around 40% of global LVP and the ten largest customers for around 56% of global LVP. A delivery contract is typically for the lifetime of a vehicle model, which is normally between five and seven years depending on customer platform sourcing preferences and strategies.

For information on the Company's dependence on customers, see “Risk Factors – Our business could be materially and adversely affected if we lost any of our largest customers, lose business from any of our largest customers, or if any of such customers are unable to pay their invoices” in Item 1A of this Annual Report, and “Dependence on Customers” under the section “Strategic Risks” in Item 7 of this Annual Report, and Note 21, Segment Information, to the Consolidated Financial Statements

Customer sales trends

Asian OEMs have steadily become increasingly important, mainly driven by growth with Japanese and Chinese OEMs. As a group Asian OEMs represented around 48% of the Company's consolidated net sales in 2025, of which Japanese OEMs accounted for almost two thirds. This is a result of the Company's stronger market position based on its local presence in Japan. As a group the Chinese OEMs accounted for around 8% of the Company's consolidated net sales in 2025, with Geely representing more than 2% of the Company's consolidated net sales. European based brands accounted for 30% of the Company's consolidated net sales in 2025. The U.S. based OEMs (including Chrysler and new EV manufactures) accounted for 20% of the Company's global sales in 2025. Globally, the Company's strongest growing customers from 2024 to 2025 were Stellantis, followed by Suzuki, Toyota and Chery .

Research, Development and Engineering, net (R,D&E)

During 2025, gross expenditures for R,D&E amounted to $616 million compared to $612 million in 2024. Of these amounts, $202 million in 2025 and $214 million in 2024 were related to customer-funded engineering projects and crash tests reimbursed by the customers. Net of this income, R,D&E expenditures in 2025 was $413 million compared to $398 million in 2024. Of the gross R,D&E expense in 2025, 79% was for projects and programs where the Company has customer orders, typically related to vehicle models in development. The remaining 21% was mainly for new innovations, products and standardizations that may yield benefits over time.

No single customer project accounted for more than 2% of Autoliv’s total gross R,D&E spending during 2025. To support Autoliv’s product portfolio, additional expertise is brought in-house via technology partnerships and licensing agreements.

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

The successful execution of the Company's strategies relies on its ability to shape a quality and performance-oriented culture, and to adapt quickly to sudden shifts in circumstances, such as supply chain disruptions and geopolitical instability. As the Company moves forward, its workforce including both employees and temporary personnel, strives to respond with agility to new opportunities for growth and improvement while delivering excellence to its customers. The Company builds a winning team by focusing on creating a work environment that attracts, retains, and engages its employees.

The table below shows the Company's total workforce as of December 31, 2025, and 2024.

	2025	2024
Total workforce	64,300	65,200
Whereof:
Direct workforce in manufacturing	47,300	48,000
Indirect workforce	17,000	17,200
Temporary workforce	10%	9%

Of the Company’s total workforce as of December 31, 2025, 29% (2024: 30%) is located in the Americas, 22% (2024: 19%) in Asia (excluding China), 14% (2024: 14%) in China, and 35% (2024: 37%) in Europe (including South Africa, Tunisia and Turkey).

Talent Attraction, Development, and Retention

The Company believes that attraction, development, and retention of talent is essential to its success. The Company offers an inclusive work environment where its employees are challenged and achieve great things together. The Company seeks individuals who hold varied experiences and viewpoints to create a workplace that allows each employee to do their best work and drive the Company's collective success. The Company's workforce reflects the diversity of the countries and cultures in which it operates.

Supporting the development of the employees is essential in a highly competitive and rapidly changing environment. An important cornerstone of each employee’s growth is the ongoing dialogue between the team member and manager, which is summarized during an annual Performance and Development Dialogue (PDD). During the year, 100% of targeted employees conducted a PDD with their managers. To provide opportunities for professional and personal growth of the employees, the Company has a multitude of development channels, including technical and specialist career paths, international assignments, and other such programs.

The Company provides market-based competitive compensation through its salary, annual incentive, and long-term incentive programs and benefits packages that promote employee well-being across all aspects of their lives.

Health and Safety

The Company is committed to providing a zero-injury work environment that promotes the health, safety, and welfare of its employees. Autoliv’s production facilities implement the Company's health and safety management system, which drives continuous improvement in health and safety, supported by the Company's leadership. Execution of the system is monitored through internal and external ISO 45001 occupational health and safety management system audits. At the end of 2025, 70% of the Company's production facilities were certified to the ISO 45001 standard.

Labor Relations

The Company offers fair terms and conditions of employment. The Company's overall purpose, Code of Conduct, talent development strategies, and employment policies support the principles in the United Nations Universal Declaration of Human Rights, and the International Labor Organization’s Fundamental Principles and Labor Standards.

The Company considers its relationship with its employees to be good. While there have been a small number of minor labor disputes historically, such disputes have not had a significant or lasting impact on the Company's relationship with its employees, and customer perception of its employee practices or its business results. Around 60% of the Company’s workforce outside the United States is covered by a collective bargaining agreement.

Major unions in Europe to which some of the Company's employees belong include: IG Metall in Germany; Unite the union in the United Kingdom; Confédération Générale des Travailleurs (CGT), Confédération Française Démocratique du Travail (CFDT), Confédération Française de l’Encadrement Confédération Générale des cadres (CFE-CGC), Force Ouvrière (FO), Confédération Française des Travailleurs Chrétiens (CFTC), Solidaires, Unitaires, Démocratiques (SUD) and Conféderation Autonome du Travail (CAT) in France; Union General de Trabajadores (UGT), Union Sindical Obrera (USO), Comisiones Obereras (CCOO) and Confederacion General de Trabajadores (CGT) in Spain; IF Metall, Unionen, Sveriges Ingenjörer and Ledarna in Sweden; Industriaal- ja Metallitöötajate Ametiühingute Liit (IMTAL) in Estonia; Vasas Szakszervezeti Szövetség (Hungarian Metallworkers‘ Federation) in Hungary; Samorzadny NiezalezĪny Zwiazek Zawodowy Pracownikow and Zakladowa Organizacja Związkowa NSZZ Solidarnosc in Poland; National Union of Metal Workers South Africa (NUMSA) in South Africa; Union Générale des Travailleurs Tunisiens (UGTT) and Union des travailleurs Tunisians (UTT) in Tunisia, and Türk Metal Sendikasi in Turkey.

In addition, the Company’s employees in other regions are represented by the following unions:  Unifor in Canada; Sindicato de Jornaleros y Obreros Industriales y de la Industria Maquiladora de H. Matamoros, Tamaulipas (CTM); Sindicato Nacional de Trabajadores de la Industria Metalúrgica y Similares, Federación Valle de Toluca; Sindicato Nacional “Nueva Cultura Laboral” de Trabajadores de la Fabricación, Manufactura, Ensamble de Autopartes Mecánicas Eléctricas y Componentes de la Industria Automotriz (CROC); Sindicato Nacional de Trabajadores de la Industria Arnesera, Eléctrica, Automotriz y Aeronáutica de la República Mexicana; Sindicato Industrial de Trabajadores de la Transformación Construcción Automotriz Agropecuaria Plásticos y de la Industria en General, del Comercio y Servicios Similares, Anexos y Conexos del Estado de Querétaro “Angel Castillo Reséndiz" and Sindicato Nacional de Trabajadores de la Industria de Autopartes en General y/o Similares, Conexos y sus Servicios de la República Mexicana (CTM) in Mexico; Sindicato dos Metalúrgicos de Taubaté e Região and Sindicato dos Trabalhadores nas Indústrias Metalúrgicas, Mecânicas e de Material Elétrico de Pernambuco in Brazil; Autoliv India Employees Association, Bangalore & Mysore in India; Quang Yen Union in Vietnam; Korean Metal Workers Union (FKTU) in South Korea; Autoliv Japan Roudou Kumiai in Japan, and All-China Federation of Trade Unions in China.

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

Item 1A. Risk Factors

Our business, operating results, cash flows, and financial condition may be impacted by a number of factors. A discussion of the risks associated with these material risk factors is included below.

RISKS RELATED TO OUR INDUSTRY

The cyclical nature of automotive sales and production can adversely affect our business, operating results, and financial condition. Our business is directly related to LVP in the global market and by our customers, and automotive sales and LVP are the most important drivers for our sales

Automotive sales and production are highly cyclical and can be affected by general or regional economic or industry conditions, the level of consumer demand, recalls and other safety issues, labor relations issues, technological changes, fuel prices and availability, vehicle safety regulations and other regulatory requirements, governmental initiatives, trade agreements, political volatility (especially in energy producing countries and growth markets), changes in interest rate levels and credit availability, and other factors. Some regions around the world may at various times be more particularly impacted by these factors than other regions. Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, a material adverse effect on our business, operating results, and financial condition. Our sales are also affected by the inventory levels of our customers, which we cannot predict. Customers may choose to increase or reduce inventory levels at any time, and new inventory levels may not align with historical trends. These fluctuations can add variability to customer call-offs, our production schedules, and order intake, potentially impacting our revenues and financial condition. Uncertainty regarding inventory levels may be further impacted by consumer financing programs initiated or terminated by our customers or governments, as such changes can influence the timing of sales. Changes in automotive sales and LVP and/or customers’ inventory levels will have an impact on our financial targets, earnings guidance, and estimates. In addition, we base our growth projections in part on business awards, or order intake, made by our customers. However, actual production orders from our customers may not approximate the awarded business or our estimated order intake. Any significant reduction in automotive sales and/or LVP by our customers, whether due to general economic conditions or any other factors relevant to sales or LVP, could have a material adverse effect on our business, operating results, and financial condition.

Growth rates in safety CPV, which can be impacted by changes in consumer trends, political decisions, crash test ratings and safety regulations could affect our results in the future

We estimate that the average global content of passive safety systems per light vehicle in 2025 was close to $270. Vehicles produced in different markets may have various passive safety content values. For example, in high-income markets, light vehicles have an average passive safety content value of approximately $350 per vehicle, whereas in growth markets, such as China and India, the average passive safety content value is approximately $210 and $140 per vehicle, respectively. Due to the concentration of the majority of the growth in global LVP over time in growth markets, our operating results may be impacted if the passive safety CPV remains low and if the penetration of automotive safety systems does not increase in these regions. As passive safety CPV is also an indicator of our sales development, should these trends continue, the average value of passive safety systems per vehicle could decline.

We operate in a highly competitive market

The market for passive safety systems is highly competitive, and we face competition from a number of other companies that produce and sell similar products. Among other factors, our products compete on the basis of price, quality, manufacturing and distribution capability, design and performance, technological innovation, delivery, and service. Some of our competitors are subsidiaries (or divisions, units or similar) of larger companies with greater financial and other resources than us. Some of our competitors may also have “preferred status” as a result of special relationships or ownership interests with certain customers. Our ability to compete successfully depends, in large part, on our success in continuing to innovate and manufacture products that have commercial success with our customer and end-consumers, differentiating our products from those of our competitors, continuing to deliver quality products in the time frames required by our customers, and maintaining best-cost production. We continue to invest in technology and innovation, which we believe are critical to our long-term growth. Our ability to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging technologies will be a significant factor in our ability to remain competitive. We may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, may have unintended consequences due to any limitations or failure to use them effectively. If we are unsuccessful or are less successful than our competitors in predicting the course of market development, developing innovative products, processes, and/or use of materials or adapting to new technologies or evolving regulatory, industry or customer requirements, we may be placed at a competitive disadvantage. Given the competitive nature of our business, the number of awards we are awarded relative to our peers may decrease over time and our past order intake is not an indicator of future levels or order intake. Additionally, OEMs rigorously evaluate our products and performance against competitors on the basis of quality, reliability, cost-effectiveness, and the overall competitive landscape. If any OEM customer determines that using a competitor's product would yield better financial results or would help maintain supply chain resilience, it may result in loss in business and could affect our ability to be competitive and may decrease our current market share. The inability to compete successfully could have a material adverse effect on our business, operating results, and financial condition.

The discontinuation, lack of commercial success, or loss of business with respect to a particular vehicle model for which we are a significant supplier could reduce our sales and harm our business

A number of our customer contracts generally require us to supply a customer’s annual requirements for a particular vehicle model and assembly facilities, rather than to manufacture a specific quantity of products. Such contracts range from one year to the life of the model, which is generally four to seven years. These contracts are often subject to renegotiation, sometimes as frequently as annually, which may affect product pricing, and generally may be terminated by our customers at any time. Therefore, the discontinuation of, the loss of business with respect to, or a lack of commercial success of a particular vehicle model or brand for which we are a significant supplier could reduce our sales and harm our business, operating results, cash flows, and financial condition.

We continue to expand our product offerings beyond light passenger vehicles to include other mobility safety solutions. If we are not successful in expanding our product offerings, or if it takes longer or costs more than expected, it could harm our business

We continue to expand our product offerings to focus on mobility safety solutions. Because mobility safety product offerings are still in the development stages, it is difficult for us to anticipate the level of sales they may generate. The expansion of our product offering will require us to invest time and resources to develop innovative products, such as wearables and two-wheeler passive safety products, that keep pace with continuing changes in industry standards and to reach new customers who have rapidly changing preferences. Our product offerings might not receive customer acceptance if customer preferences shift to other products, and our future success depends in part on our ability to anticipate and respond to these changes. If we are not successful in expanding our product offerings or if it takes longer or costs more than expected, it could negatively impact our operating results, financial condition, competitive position, and future business prospects.

RISKS RELATED TO OUR BUSINESS

We may incur material losses and costs as a result of product liability, warranty, and recall claims that may be brought against us or our customers

We face risks related to product liability claims, warranty claims, and recalls if any of our products are, or are alleged to be defective, fail to perform as expected, or result, or are alleged to result, in bodily injury and/or property damage. We may not be able to anticipate all potential performance or reliability issues that could arise after our products are released to the market. Additionally, increasing regulations and reporting requirements regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in additional product liability or recall investigations or claims. See “–Risks Related to Government Regulations and Taxes–Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market”.

Although we currently carry product liability and product recall insurance in excess of our self-insured amounts, there can be no assurance that such insurance will provide adequate coverage against potential claims, that such insurance will be available or continue to be available in the appropriate markets, or that we will be able to obtain such insurance on acceptable terms in the future. The cost of this insurance has risen in recent years and our self-insured amounts have increased as well. Although we have invested and will continue to invest in our engineering, design, and quality infrastructure, we cannot give any assurance that our products will be free suffer from defects or other deficiencies or that we will not experience material warranty claims or product recalls. In the future, we could incur material warranty or product liability losses and significant costs to process and defend these claims. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our operating results, cash flows, and financial condition.

Future recalls could result in costs not covered by insurance in excess of our self-insurance amounts, additional government inquiries, litigation, reputational harm, and diversion of management’s attention. The main variables affecting recall costs include: the number of vehicles ultimately determined to be affected, the cost per vehicle associated with the recall, the determination of proportionate responsibility among the customer, us, and any relevant sub-suppliers, and actual insurance recoveries. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers, and the performance and remedial requirements vary between jurisdictions. Due to recall activity in the automotive industry over the past decade, some vehicle manufacturers have become increasingly sensitive to recall risks. Government regulators have also become more focused on potential recall risks and recall rates, as demonstrated by the U.S. National Highway Traffic Safety Administration's (“NHTSA”) investigation of the ARC inflators. If NHTSA proceeds with any recalls of ARC inflators, such a recall could have a material impact on our business, operating results, and financial condition. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Product recalls in our industry, even when they do not involve our products, can harm the reputations of our customers, competitors, and us, particularly if those recalls cause consumers to question the safety or reliability of products similar to ours. In addition, with global platforms and procedures, vehicle manufacturers are increasingly evaluating our quality performance on a global basis; any one or more quality, warranty or other recall issue(s) (including issues affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures that may have a severe impact on our operations, such as a global, temporary or prolonged suspension of new orders. In addition, as our products more frequently use global designs and are based on or utilize the same or similar parts, components or solutions, there is a risk that the number of vehicles affected globally by a failure or defect will increase significantly with a corresponding increase in our costs. A warranty, recall or product liability claim brought against us in excess of available insurance may have a material adverse effect on our business. Vehicle manufacturers are also increasingly requiring their suppliers to guarantee or warrant their products and bear repair and replacement costs of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold us responsible for some or the entire repair or replacement costs of defective products under new vehicle warranties when the product supplied did not perform as represented. Accordingly, future warranty claims by our customers may be material. However, the final amounts determined to be due could differ materially from our recorded warranty estimates, and our business, operating results, cash flows, and financial condition may be materially impacted as a result. In addition, as we adopt new technologies, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. We cannot assure you that we will not experience any material warranty, product liability or intellectual property claim losses in the future, or that we will not incur significant costs to defend against such claims. See “–Risks Related to Intellectual Property–If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired”.

Escalating pricing pressures from our customers may adversely affect our business

The automotive industry continues to experience aggressive pricing pressure from customers. This trend is partly attributable to the major automobile manufacturers’ strong purchasing power. As with other automotive component manufacturers, we are often expected to quote fixed prices or are forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for engineering work. Price reductions have impacted our sales and profit margins and are expected to continue to do so in the future. While we in the past received inflation related pricing concessions from most of our customers, there is no guarantee that this will occur in the future. Our future profitability will depend upon, among other things, our ability to continuously reduce our cost per unit and maintain our cost structure, enabling us to remain cost-competitive. Our profitability is also influenced by our success in designing and marketing technological improvements in automotive safety systems, which helps us offset price reductions by our customers. If we are unable to offset continued price reductions through improved operating efficiencies and reduced expenditures, these price reductions may have a material adverse effect on our business, operating results, cash flows, and financial condition.

We could experience disruption in our supply or delivery chain, which could cause one or more of our customers to halt or delay production

We, as with other component manufactures in the automotive industry, ship our products to customer vehicle assembly facilities throughout the world on a “just-in-time” basis for our customers to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) use a similar method in providing raw materials to us. However, this “just-in-time” method makes the logistics supply chain in our industry very complex and vulnerable to disruption. Disruptions in our supply chain may result for many reasons, including closures of one of our own or one of our suppliers’ facilities or critical manufacturing lines due to strikes or other labor disputes, mechanical failures, electrical outages, fires, explosions, critical pollution levels, critical health and safety and other working conditions issues (including epidemics and pandemics), natural disasters, war, geopolitical and economic instability, political upheaval, as well as logistical complications due to labor disruptions, weather or natural disasters, acts of terrorism or violence, mechanical failures, cybersecurity events, and legislation or regulation regarding the transport of hazardous goods. Inflation and pricing pressures have also negatively impacted companies in our supply chain. Additionally, we may experience disruptions if there are newly imposed trade restrictions or delays in customs processing, including if we are unable to obtain government authorization to export or import certain materials, including materials that may be viewed as dangerous such as the propellant used for our inflators. See "–Risks Related to Internal Operations–Tariffs, sanctions, and geopolitical conflicts may disrupt our multi-tier automotive supply chain, constrain access to critical components, and adversely affect our production capabilities and financial performance." As we continue to expand in growth markets, the risk of such disruptions is heightened. The unavailability of even a single small subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production of that product, possibly for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even when products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Also, similar difficulties for other suppliers may force our customers to halt production, which may in turn impact our sales shipments to such customers. When we fail to deliver timely, we may have to absorb our own costs for identifying and resolving the ultimate problem as well as expeditiously producing and shipping replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight. If we are the cause of a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be very significant and may include consequential losses such as lost profits. Where a customer halts production because of another supplier failing to deliver on time, we may not be fully compensated, if at all. Thus, any such supply chain disruptions could severely impact our operations and/or those of our customers and force us to halt production for prolonged periods of time which could expose us to material claims for compensation and have a material adverse effect on our business, operating results, and financial condition.

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

Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins

Our business uses a broad range of raw materials and components in the manufacture of our products, nearly all of which are generally available from a number of qualified suppliers. Our industry may be affected from time to time by limited supplies or price fluctuations of certain key components and materials. Strong worldwide demand for certain raw materials has had a significant impact on prices and short-term availability in recent years. Such price increases have materially increased, and could continue to materially increase, our operating costs and materially and adversely affect our profit margins, as direct material costs amounted to approximately 54% of our net sales in 2025, of which approximately half represents raw material costs. Commercial negotiations with our customers and suppliers may not always offset all of the adverse impact of higher raw material, energy, labor, logistics, and commodity costs, including those resulting from tariffs and trade restrictions (including retaliatory tariffs). These negotiations may also not be successful in the future. Even where we are able to pass price increases on to our customers, there may be (i) a delay before we can do so, requiring us to absorb the cost increase in the interim, and (ii) a negative impact on our relationships with such customers and suppliers, which may limit our ability to secure future awards from customers and or obtain acceptable supplies from suppliers. In addition, no assurance can be given that the magnitude or duration of current or future cost increases will not have a larger adverse impact on our profitability or consolidated financial position than currently anticipated. Furthermore, if raw material costs decrease, the price for our products may also decrease, as such prices are often indexed to the raw material costs. Additionally, various government regulators require companies that manufacture products containing certain minerals and their derivatives that are known as “conflict minerals”, originating from the Democratic Republic of Congo or adjoining countries to perform due diligence and report the source of such materials. There are significant resources associated with complying with these requirements, including diligence efforts to determine the sources of conflict minerals used in our products and potential changes to our processes or supplies as a consequence of such diligence efforts. As there may be only a limited number of suppliers able to offer certified “conflict free” conflict minerals, there can be no assurance that we will be able to obtain necessary conflict free minerals from such suppliers in sufficient quantities or at competitive prices. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all minerals used in our products through the procedures we may implement. Furthermore, our customers are increasingly requiring us to track sustainable sources of certain raw materials, which also requires additional diligence efforts and there can be no assurance that we will be able to obtain these materials in a cost-efficient and sustainable manner. Accordingly, these rules and customer requirements may adversely affect our business, operating results, cash flows, and financial condition.

Our business could be materially and adversely affected if we lose any of our largest customers, lose business from any of our largest customers, or if any such customers are unable to pay their invoices

We are dependent on a few large customers with strong purchasing power. This is the result of customer consolidation in the last few decades. In 2025, our top five customers represented around 44% of our consolidated sales, and our largest customer contract accounted for around 2% of our consolidated sales. Although business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis), the loss of business from any of our major customers (whether by lower overall demand for vehicles, cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, operating results, and financial condition. Additionally, supply chain disruptions experienced by our customers could result in, among others, decreased demand and production or aggressive renegotiation of supplier contracts, all of which could have a material adverse effect on our business, operating results, and financial condition. Similarly, further consolidation of our customers in the future could make us more reliant upon a smaller group of customers for a significant portion of our consolidated sales and negatively impact our bargaining power when contracting with such customers. Customers may put us on a “new business hold,” which would limit our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. This could have a significant negative impact on our order intake. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that must be met before we are eligible to bid for new business. Meeting any such conditions within the prescribed timeframe may require additional Company resources. A failure to satisfy any such conditions may have a material adverse impact on our operating results and financial condition in the long term. There is a risk that one or more of our major customers may be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a major customer enters into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely, absent special relief such as having a “preferred status”, that we will be forced to record a substantial loss. Additional information concerning our major customers is included in Note 21, Segment Information, to the Consolidated Financial Statements in this Annual Report.

Our inability to effectively manage the timing, quality, and costs of new program launches could adversely affect our business, operating results, cash flows, and financial condition

To compete effectively in the automotive supply industry, we must be able to launch new products that meet our customers’ timing, performance, and quality standards. At times, we face an uneven number of launches, and some launches, for various reasons, may have shortened launch lead times. We cannot provide assurance that we will be able to install and certify the equipment needed to produce products for new programs in time for the start of production, or that transitioning our manufacturing facilities and resources to full production for such new programs will not impact production rates or other operational efficiency measures at our facilities. In addition, we cannot provide assurance that our customers will execute on schedule the launch of their new product programs, for which we might supply products. As a Tier 1 supplier, we must effectively coordinate the activities of numerous suppliers in order to launch programs successfully. Given the complexity of new program launches, particularly those involving new and innovative technologies, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp-up of costs; however, sales related to these programs generally depend on the timing and success of new vehicle introductions by our customers. Our inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our business, operating results, cash flows, and financial condition.

Changes in our product mix may impact our operating results and financial condition

We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period. Our earnings guidance, estimates, and financial targets assume a certain product sales mix as well as a geographic sales mix as many of the growth markets have a lower CPV. If actual results vary significantly from this projected product and geographic mix of sales, our operating results and financial condition could be negatively impacted.

We are involved from time to time in legal proceedings and our business may suffer as a result of adverse outcomes of current or future legal proceedings

We are, from time to time, involved in litigation, regulatory proceedings, and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, shareholder litigation, government investigations, class action lawsuits, personal injury claims, product liability claims, environmental issues, antitrust, customs and VAT disputes, employment, and tax issues. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. The possibility exists that claims may be asserted against us and their magnitude may remain unknown for long periods of time. For example, we are currently in the early stages of a dispute with the Mexican tax authorities in relation to various issues dealing with certain manufacturing activities that occur in Mexico. An adverse result in this or other similar disputes could have a materially negative impact on our operating results and financial condition. These types of lawsuits could require a significant amount of management’s time and attention and a substantial legal liability or adverse regulatory outcome and the substantial expenses to defend the litigation or regulatory proceedings may have a material adverse effect on our customer relationships, business prospects, reputation, operating results, cash flows, and financial condition. No assurances can be given that such proceedings and claims will not have a material adverse impact on our profitability and consolidated financial position or that our established reserves or our available insurance will mitigate such impact.

We are and may be in the future subject to civil antitrust litigation that could negatively impact our business

We have previously been the subject of an investigation by the European Commission (“EC”) regarding possible anti-competitive behavior among certain suppliers to the automotive vehicle industry that was resolved in 2019. We are subject to a civil antitrust lawsuit in Germany filed by a customer with respect to allegations over a decade ago and may be subject to such civil antitrust lawsuits in the future in countries that permit such civil claims, including lawsuits or other actions by our customers. These types of lawsuits require significant management time and attention and could result in significant expenses. Any unfavorable outcomes of such lawsuits could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows, and financial condition, and our insurance may not mitigate such impact. See Note 19, Contingent Liabilities, to the Consolidated Financial Statements in this Annual Report.

Work stoppages, slow-downs or other labor issues at our customers’ facilities or at our facilities could adversely affect our business, operating results, and financial condition

Because the automotive industry relies heavily on “just-in-time” delivery of components during the assembly and manufacture of vehicles, a work stoppage or slow-down at one or more of our facilities could have a material adverse effect on our business. Similarly, if any of our customers were to experience a work stoppage or slow-down, that customer may halt or limit the purchase of our products. Similarly, a work stoppage or slow-down at another supplier could interrupt production at one of our customers’ facilities which would have the same effect. Furthermore, geopolitical instability or conflicts could displace workers or trigger the migration of workers, causing labor shortages in critical areas, which could further disrupt operations. Labor shortages could also increase wages as multiple companies and facilities compete for a shrinking pool of workers. While labor contract negotiations at our facilities historically have rarely resulted in work stoppages, no assurances can be given that we will be able to negotiate acceptable contracts with these unions or that our failure to do so will not result in work stoppages. A work stoppage or other labor disruption at one or more of our facilities or our customers’ facilities could cause us to shut down production facilities supplying these products, which could have a material adverse effect on our business, operating results, and financial condition.

Our ability to operate our company effectively could be impaired if we fail to attract and retain executive officers and other key personnel

Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. Our future success will depend on, among other factors, our ability to attract, develop, and retain other qualified personnel, particularly engineers and other employees with software and technical expertise. The loss of the services of any of our executive officers or other key employees or the failure to attract, develop, or retain other qualified personnel could have a material adverse effect on our business, operating results, and financial condition.

Restructuring, efficiency, and strategic initiatives and capacity alignments are complex and difficult and at any time additional restructuring steps may be necessary, possibly on short notice and at significant cost

Our restructuring, efficiency, strategic initiatives and capacity alignments include efforts to adjust our manufacturing capacity, direct and indirect labor workforce, and cost structure to meet current and projected operational and market requirements. These efforts include plant closures, transferring sourcing to best-cost countries, consolidating our supplier base, and standardizing products to reduce overhead costs and consolidate our operational centers. The successful implementation of our restructuring activities and capacity alignments involves sourcing, logistics, technology, and employment arrangements. Because these restructuring, efficiency, and strategic initiatives and capacity alignments can be complex, difficulties or delays in implementation may occur, or the initiatives and capacity alignments may not be immediately effective, resulting in an adverse material impact on our performance. In addition, there is a risk that inflation, high turnover rates, and increased competition may reduce the efficiencies currently available in best-cost countries to levels that no longer allow for cost-beneficial restructuring opportunities. Therefore, there can be no assurances that any future restructurings or capacity alignments will be completed as planned or will achieve the desired results. See Note 13, Restructuring, to the Consolidated Financial Statements in this Annual Report.

A prolonged recession and/or a downturn in our industry could result in us having insufficient funds to continue our operations and external financing may not be available to us or available only on materially different terms than what has historically been available

Our ability to generate cash from our operations is highly dependent on automotive sales and LVP, the global economy, and the economies of our important markets. If LVP were to remain on low levels for an extended period of time, we would experience a significantly negative cash flow. Similarly, if cash losses resulting from customer defaults were to rise sharply, we would experience negative cash flow. Such negative cash flow could result in our having insufficient funds to continue our operations unless we can procure external financing, which may not be possible. Our access to debt, securitization, or derivative markets around the world at competitive rates or in sufficient amounts could be affected by credit rating downgrades, market volatility, market disruption, regulatory requirements, or other factors. Our ability to obtain unsecured funding at a reasonable cost is dependent on our credit ratings or our perceived creditworthiness. Our current credit rating could be lowered as a result of us experiencing significant negative cash flows, increasing our indebtedness and leverage, or a dire financial outlook, which may affect our ability to procure financing. We may also for the same, or other reasons, find it difficult to secure new long-term credit facilities, at reasonable terms, when our principal credit facility expires in 2029. Further, even our existing unutilized credit facilities may not be available to us as agreed, or only at additional cost, if participating banks are unable to raise the necessary funds, where, for instance, financial markets are not functioning as expected or one or more banks in our principal credit facility syndicate were to default. As a result, we cannot assure you that we will continue to have sufficient liquidity to meet our operating needs. In the event that we do not have sufficient external financing, we may be required to seek additional capital, sell assets, reduce or cut back our operating activities or otherwise alter our business strategy. Information concerning our credit facilities and other financings is included in Item 7 in this Annual Report in the section headed “Treasury Activities” and in Note 15, Debt and Credit Agreements, to the Consolidated Financial Statements in this Annual Report.

Our indebtedness may harm our financial condition and operating results

As of December 31, 2025, we have outstanding debt of $2.2 billion. We may incur additional debt for a variety of reasons. Although our significant credit facilities and debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation: a portion of our cash flows from operations will be dedicated to the payment of any interest or could be used for amortization required with respect to outstanding indebtedness; increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.

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

Impairment charges relating to our assets, goodwill and other intangible assets could adversely affect our financial performance

We periodically review the carrying value of our assets, goodwill and other intangible assets for impairment indicators. If one or more of our customers’ facilities cease production or decrease their production volumes, the assets we carry related to our facilities serving such customers may decrease in value because we may no longer be able to utilize or realize them as intended. Where such decreases are significant, such impairments may have a material adverse impact on our financial results. We monitor the various factors that impact the valuation of our goodwill and other intangible assets, including expected future cash flow levels, global economic conditions, market price for our stock, and trends with our customers. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance and especially the cash flow performance of these goodwill assets, adverse market conditions and adverse changes in applicable laws or regulations. If there are changes in these circumstances or the other variables associated with the estimates, judgments and assumptions relating to the valuation of goodwill, when assessing the valuation of our goodwill items, we may determine that it is appropriate to write down a portion of our goodwill or intangible assets and record related non-cash impairment charges. In the event that we determine that we are required to write-down a portion of our goodwill items and other intangible assets and thereby record related non-cash impairment charges, our operating results and financial condition would be adversely affected.

We face risks related to our defined benefit pension plans and employee benefit plans, including the need for additional funding as well as higher costs and liabilities

Our defined benefit pension plans and employee benefit plans may require additional funding or give rise to higher related costs and liabilities which, in some circumstances, could reach material amounts and negatively affect our operating results. We are required to make certain year-end assumptions regarding our pension plans. Our pension obligations are dependent on several factors, including factors outside our control such as changes in interest rates, the market performance of the diversified investments underlying the pension plans, actuarial data and adjustments and an increase in the minimum funding requirements or other regulatory changes governing the plans. Adverse equity market conditions and volatility in the credit market may have an unfavorable impact on the value of our pension assets and our future estimated pension liabilities. Internal factors such as an adjustment to the level of benefits provided under the plans may also lead to an increase in our pension liability. If these or other internal and external risks were to occur, alone or in combination, our required contributions to the plans and the costs and net liabilities associated with the plans could increase substantially and have a material effect on our business. Information concerning our benefit plans is included in Note 20, Retirement Plans, of the Consolidated Financial Statements in this Annual Report.

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

Cybersecurity incidents or other damage to our technology infrastructure could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and operating results

We rely extensively on information technology (“IT”) networks and systems, and those of our third-party service providers, and our global data centers and services provided over the internet to process, transmit and store electronic information, and to manage or support a variety of business processes or activities across our facilities worldwide. The secure operation of our IT networks and systems, and those of our third-party service providers, and the proper processing and maintenance of this information are critical to our business operations. We have been, and likely will continue to be, subject to cyber-attacks. Although we seek to deploy comprehensive security measures to prevent, detect, address and mitigate these threats, there has been an increased level of activity, and an associated level of sophistication, in cyber-attacks against large multinational companies. Threat actors, including nation state attackers, could also use artificial intelligence for malicious purposes, increasing the frequency, velocity, and complexity of their attacks. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be fully implemented, complied with, or effective in safeguarding against all data security incidents, system compromises or misuses of data. Our security measures may be compromised due to human or technological error, employee malfeasance, system malfunctions or attacks from uncoordinated individuals or from organized threat actors groups using sophisticated and targeted measures known as advanced persistent threats, directed at us, our products, our customers, our third-party service providers, and/or other entities with whom we do business. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Disruptions and attacks on our IT systems or the systems of third parties storing our data, or employee malfeasance or human or technological error, could result in the unauthorized access, misappropriation, loss, destruction or corruption of our critical data and confidential or proprietary information, personal information of our employees, our customers’ confidential information, and/or the improper use of our systems and networks, production downtimes and both internal and external supply shortages, which could have a material adverse effect on our operating results. Such disruptions or attacks may also result in the theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and materially disrupt our operations. The potential consequences of a material cybersecurity incident include reputational damage, damaged customer relationships, loss of revenue, lower order intake in the future, theft of intellectual property, litigation with third parties, diminution in the value of our investment in research, development and engineering, diversion of the attention of management away from the operation of our business and increased cybersecurity protection and remediation costs, legal claims and liability, regulatory scrutiny, sanctions, fines or penalties (which may not be covered by our insurance policies), negative publicity, release of sensitive and/or confidential information, or increases in operating expenses, which in turn could adversely affect our competitiveness and operating results. To the extent that any disruption or security incident results in an unauthorized access, misappropriation, loss, destruction or corruption of our customer’s information, it could affect our relationships with our customers, create significant expense for us to investigate and remediate any damage, lead to claims against us and ultimately harm our business, strategy, result of operations, or financial condition. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security incidents in the future. In the event that our systems, or those of our third-party service providers, are compromised or attacked, we may also suffer an outage, failure, or unavailability of data or information technology systems, and interruptions to our business operations while such incident or attack is being remedied; this may impact data or systems operated by us or by our third-party service providers. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs. Furthermore, our technology systems and those of our third-party service providers are vulnerable to damage or interruption from natural disasters, power loss and telecommunication failures. We continuously seek to maintain a robust program of information security and controls, however, any future significant compromise of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation.

Increasing reliance on artificial intelligence technologies exposes us to operational, cybersecurity, and intellectual property risks

We increasingly utilize artificial intelligence (“AI”) and machine‑learning technologies across various aspects of our manufacturing operations, including quality assurance, predictive maintenance, production automation, and supply‑chain planning. While these technologies are intended to improve efficiency and reduce costs, their deployment introduces significant risks that could adversely affect our business, operating results, and financial condition. AI systems depend on the availability of accurate, comprehensive, and properly structured data. If the data underlying these systems is incomplete, inconsistent, or of poor quality, AI outputs may be unreliable, resulting in inaccurate demand forecasts, flawed inventory or production decisions, or erroneous quality‑control assessments. Such outcomes could disrupt manufacturing, increase costs, and reduce our ability to fulfill customer requirements. Our integration of AI with interconnected operational technology also increases our vulnerability to cybersecurity threats. AI‑enabled systems and Internet‑of‑Things (“IoT”) devices expand the potential attack surface for threat actors, and certain legacy equipment used in our facilities may not have been designed with modern cybersecurity protections. A successful cyberattack on an AI-enabled system could compromise sensitive data, disrupt production processes, damage equipment, or lead to extended downtime. In addition, the use of AI tools may require processing confidential and proprietary manufacturing data. If such data is improperly handled, stored, or transmitted—especially through AI platforms that connect to external networks—there is a heightened risk of inadvertent disclosure or theft of intellectual property, including proprietary production methods, equipment configurations, and process data. Such exposure could erode our competitive advantages. If we fail to implement effective AI governance, risk‑management protocols, cybersecurity controls, or compliance processes, we may be unable to mitigate these risks adequately. Further, the legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase compliance costs and the risk of non-compliance. Any of the foregoing risks, individually or in the aggregate, could materially and adversely affect our operations, reputation, competitive position, and financial performance.

Third parties that maintain certain of our confidential and proprietary information could experience a cybersecurity incident

We rely on third parties to provide or maintain some of our IT systems, data centers and related services and do not exercise direct control over these systems. Despite the implementation of security measures at third party locations, these IT systems, data centers and cloud services are also vulnerable to security incidents or other disruptions. Additionally, we and certain of our third-party service providers collect and store personal information in connection with human resources operations and other aspects of our business. While we obtain assurances that any third parties to whom we provide data will protect this information and, where we deem appropriate, monitor the protections they employ, there remains a risk that the confidentiality and security of data held by us or by third parties may be compromised, exposing us to liability.

Global climate change could negatively affect our business

Public awareness and concern regarding global climate change may result in more regional and/or national requirements to reduce or mitigate the effects of greenhouse gas emissions. In addition, our shareholders and customers may, to varying levels, expect us to reduce our greenhouse gas emissions. Current and any future regulations aimed at mitigating climate change may negatively impact the prices of raw materials and energy, which could impact demand for our products and adversely affect our operating results and financial condition. The costs to comply with new or amended laws and violations of these laws, which may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations, may be significant. The manifestations of climate change, such as extreme weather conditions or more frequent extreme weather events, including wildfires, flooding, water stress and extreme heat, could also disrupt our operations, damage our facilities, disrupt our supply chain, including our customers or suppliers, impact the availability and cost of materials needed for manufacturing or increase insurance and other operating costs. As a result, severe weather or a natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our business, operating results, cash flows and financial condition.

Our goals, targets, and ambitions related to sustainability and emissions reduction, and our public statements and disclosures regarding them, may, from time to time, result in additional considerations or expectations and expose us to risks

We have developed, and will continue to develop and set, goals, targets, ambitions and other objectives related to sustainability matters, including our net-zero emission targets both for ourselves and our supply chain. Some of these are based on our internal scenario analysis, which may not prove to be accurate and carries inherent uncertainties. Statements related to these goals, targets, ambitions and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to operational, reputational, financial, legal, and other risks. Additionally, there can be no assurance that we will be able to secure pricing from our customers that reflects any increased costs of developing and manufacturing sustainable products. If we are unable to recover these costs, our business, operating results, cash flows, and financial condition may be adversely affected.

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

Our business may face increased interest from investors and other stakeholders related to our sustainability initiatives, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. Failure or perceived failure to pursue or fulfill such initiatives could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.

RISKS RELATED TO INTERNATIONAL OPERATIONS

Our business is exposed to risks inherent in international operations

We currently conduct operations in various countries and jurisdictions, including locating certain of our manufacturing and distribution facilities internationally, which subjects us to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. Some of these countries are considered growth markets and emerging markets. International sales and operations, especially in growth markets, subject us to certain risks inherent in doing business abroad, including: exposure to local economic conditions; unexpected changes in laws, regulations, trade, or monetary or fiscal policy, including interest rates, foreign currency exchange rates, and changes in inflation rates; foreign tax consequences; inability to collect, or delays in collecting, value-added taxes and/or other receivables associated with remittances and other payments by subsidiaries; exposure to local political turmoil and challenging labor conditions; changes in general economic and political conditions in countries where we operate, particularly in emerging markets; expropriation and nationalization; enforcing legal agreements or collecting receivables through foreign legal systems; wage inflation; currency controls, including lack of liquidity in foreign currency due to governmental restrictions, trade protection policies and currency controls, which may create difficulty in repatriating profits or making other remittances; compliance with the requirements of an increasing body of applicable anti-bribery laws; reduced intellectual property protection in various markets; investment restrictions or requirements; the imposition of tariffs and duties, and the burden of complying with a wide variety of international and U.S. export control and economic sanctions laws. We are subject to taxation in the U.S. and numerous foreign jurisdictions. The Organization for Economic Co-operation and Development (“OECD”) continues its base erosion and profit shifting (“BEPS”) project begun in 2015 with new proposals for a global minimum tax, further development of a coordinated set of rules for taxation and the allocation of taxing rights between jurisdictions. These proposals, if adopted by countries in which we operate, could result in changes to tax policies, including transfer pricing policies, which could ultimately impact our tax liabilities.

Changes in tax laws or policies by the U.S. or foreign jurisdictions could result in a higher effective tax rate on our worldwide earnings, and any such change could have a material adverse effect on our business , operating results, cash flows, and financial condition.

Our international operations also depend upon trade relations between the countries where we manufacture and sell products and those countries in which our customers and suppliers have operations. The current U.S. presidential administration has created uncertainty about the relationships between the U.S. and certain of its trading partners, including with respect to the trade policies and agreements, treaties, government regulations, and the tariffs that apply to trade between the U.S. and other nations. For example, in 2025 the U.S. administration imposed tariffs affecting imports to the U.S. from nearly every country by executive action adopted and modified without predictable timelines, creating increased operational and financial exposure for companies dependent on cross-border trade. Other countries, including China, responded with retaliatory tariffs or, like the European Union, announced it is considering retaliatory tariffs.

Changes in national policy, other governmental action related to tariffs or international trade agreements, changes in social, political regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, as well as any resulting negative sentiments towards us as a result of such changes could depress economic activity, restrict our access to suppliers or customers, and have a material adverse effect on our business, operating results, cash flows, and financial condition.

Increasing our manufacturing footprint in the growth markets and our business relationships with automotive manufacturers in these markets are particularly important elements of our strategy. As a result, our exposure to the risks described above may be greater in the future, and our exposure to risks associated with developing countries, such as the risk of political upheaval and reliability of local infrastructure, may increase. It could also impact importing certain foreign-produced vehicles into the U.S. Changes in national policy or continued uncertainty could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, operating results, cash flows, and financial condition. Additionally, trade restrictions or material increases in tariffs could impact our targets, earnings guidance, and estimates. The ultimate impact of any tariffs, including any related responses, are uncertain and will depend on various factors, including the timing of implementation, and the amount, scope, and nature of the tariffs. Any or all of these actions could adversely affect our business, financial condition and cash flows.

Tariffs, sanctions, and geopolitical conflicts may disrupt our multi‑tier automotive supply chain, constrain access to critical components, and adversely affect our production capabilities and financial performance

Our operations rely on a geographically distributed, multi‑tier supply chain structure that makes us acutely sensitive to shifts in global trade policy, export‑control regimes, and geopolitical conflict. Recent U.S. trade actions affecting imports from major automotive manufacturing hubs—including broad, rapidly shifting tariff frameworks and sector‑specific levies—have increased global cost volatility and introduced uncertainty regarding long‑term sourcing strategies. Wide‑ranging tariff escalation across key trade partners has reshaped global trade flows and imposed substantial cost burdens on manufacturers dependent on cross‑border supply chains. Such measures can directly affect our ability to procure components and precision‑machined parts at competitive prices. These increased input costs may not be fully recoverable through pricing, particularly under fixed‑price or lifetime‑pricing automotive supply agreements. Semiconductor and sensor sourcing relies heavily on global electronics supply chains, which are increasingly affected by export controls, entity‑list restrictions, and sanctions targeting technology supply routes. Expanding U.S. and international restrictions on transfers of semiconductors and related technologies—such as licensing requirements for chip exports to certain entities—have already produced material disruptions and revenue impacts within the broader electronics ecosystem. If our Tier‑1 or Tier‑2 suppliers lose access to critical silicon or manufacturing equipment due to export controls or sanctions, we may face prolonged allocation constraints, extended lead times, or forced redesigns. Military conflicts routinely create systemic disruptions across global automotive supply chains. They may block critical choke points, destabilize upstream manufacturing regions, or restrict access to raw materials such as aluminum, nickel, palladium, and specialized production sourced from conflict‑affected areas. A significant proportion of global enterprises have experienced conflict‑driven disruptions, with impacts concentrated in logistics paralysis, supplier instability, and escalating compliance obligations. State‑based armed conflict is also identified as one of the most immediate global risks to supply chain continuity, threatening transportation corridors, energy markets, and manufacturing hubs essential to the automotive sector. Many of these geopolitical and regulatory shocks originate deep within Tier‑2, Tier‑3, or Tier‑N suppliers of rare‑earth magnets and critical minerals. Because sub‑tier suppliers are often located in high‑risk regions or depend on fragile logistics networks, disruptions—whether due to conflict, export controls, sanctions, or other regulatory actions—may propagate upstream before detection. A substantial portion of global supply chain disruptions originate at these deeper tiers, underscoring the structural risk inherent in automotive supply networks with limited transparency below Tier‑1. Any combination of tariff escalation, sanctions, or military conflict may: reduce availability of critical electronic and mechanical components; necessitate redesigns of products due to unavailable semiconductors or restricted materials; increase logistics costs through rerouted shipments or loss of air/sea corridors; force production slowdowns or stoppages at our facilities or those of our OEM customers; require emergency multi‑sourcing, localized manufacturing transitions, or new supplier qualifications that extend program timing. Because automotive supply contracts typically impose strict delivery, quality, and cost‑reduction obligations, disruptions of this nature could materially affect our business, operating results, cash flows, and financial condition. We may also incur higher safety‑stock requirements, expedited freight costs, or capital expenditures to re‑engineer systems or tool new suppliers. As geopolitical conditions evolve, we cannot ensure that our mitigation strategies—including dual sourcing, buffer inventories, and supplier diversification—will fully offset the operational and financial impacts of these events.

Significant changes in the United States Mexico Canada Agreement ("USMCA") could adversely affect our financial performance

The U.S., Mexico and Canada entered into the USMCA, a successor to the North American Free Trade Agreement, effective as of July 1, 2020. The USMCA changed the automotive rules of origin that dictate what percentage of an automobile must be built from parts that originated from countries in the USMCA territory. The rules require that at least 75% of parts be made in North America and that 40-45% of an automobile must be made by workers earning at least $16 an hour. Reflective of the automotive industry, our vehicle parts manufacturing facilities in the U.S., Mexico and Canada are highly dependent on duty-free trade amongst the U.S., Mexico, and Canada. The criticality of USMCA eligibility of products involved in such trade has increased significantly as a result of the exemption such eligibility currently affords from additional tariffs imposed against Canada and Mexico by executive orders in 2025. The USMCA is undergoing a joint review in 2026. If the USMCA is terminated, or otherwise substantially amended, it could have a material adverse impact on our financial performance. The imposition of customs duties on imports into the U.S., Mexico, or Canada could negatively impact our financial performance.

Our foreign operations may subject us to risks relating to laws governing international relations

Due to our global operations, we are subject to many laws governing international relations (including, but not limited to, the Foreign Corrupt Practices Act, and other anti-bribery regulations in foreign jurisdictions where we do business), which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries and what information we can provide to governmental authorities. We also export components and products that are subject to certain U.S. trade regulations, including the U.S. Export Administration Regulations and various economic sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. Although we have procedures and policies in place that should mitigate the risk of violating these laws, there is no guarantee that they will be sufficiently effective. If and when we acquire new businesses, we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of these laws were effective, and violations may occur if we are unable to timely implement corrective and effective controls and procedures when integrating newly acquired businesses. Any allegations of noncompliance with these laws could harm our reputation, divert management attention and result in significant expenses, and could therefore materially harm our business, operating results, and financial condition.

Our business in Asia is subject to aggressive competition and is sensitive to economic, market, and political conditions

We operate in the automotive supply market throughout Asia including the highly competitive markets in China, South Korea, and India. In each of these markets we face competition from both international and smaller domestic manufacturers. Due to the significance of the Asian markets for our profit and growth, we are exposed to risks in China, South Korea, and India. We anticipate that additional competitors, both international and domestic, may seek to enter the Chinese, South Korean, and/or Indian markets resulting in increased competition. Increased competition may result in lower sales volumes, price reductions, reduced margins and our inability to gain or hold market share. There have been periods of increased market volatility and moderation in the levels of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Our business in Asia is sensitive to economic and market conditions that drive automotive sales volumes in China, South Korea, and India and may be impacted if there are reductions in vehicle demand in those markets. If we are unable to maintain our position in the Asian markets, the pace of growth slows, or vehicle sales in these markets decrease, our business, operating results, and financial condition could be materially adversely affected.

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

Our business faces exchange rate risks

As a result of our global presence, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Such risks and exposures include: transaction exposure, which arises because the cost of a product originates in one currency and the product is sold in another currency; revaluation effects, which arise from valuation of assets denominated in other currencies than the reporting currency of each unit; translation exposure in the income statement, which arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars; translation exposure in the balance sheet, which arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars; and changes in the reported U.S. dollar amounts of cash flows. We cannot predict exchange rate volatility or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies to achieve a natural hedge. However, a natural hedge cannot be achieved for all our currency flows; therefore, a net transaction exposure remains within the group. The net exposure can be significant and creates a transaction exposure risk for us. We do not hedge translation exposure. However, we do engage in foreign exchange rate hedging from time to time related to foreign currency transactions. For additional information, see Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk - Currency risks.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

If our patents are declared invalid or our technology infringes on the proprietary rights of others, our ability to compete may be impaired

We have developed a considerable amount of proprietary technology related to automotive safety systems and rely on a number of patents to protect such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. At present, we hold more than 6,600 patents and patent applications covering a large number of innovations and product ideas, mainly in the fields of seatbelt and airbag technologies. In addition to our in-house research and development efforts, we seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing and joint venture arrangements. Our patents and licenses expire on various dates during the period from 2026 to 2045. We do not expect the expiration of any single patent or license to have a material adverse effect on our business, operating results and financial condition. Developments or assertions by or against us relating to intellectual property rights could negatively impact our business. We primarily protect our innovations with patents and vigorously protect and defend our patents, trademarks and know-how against infringement and unauthorized use. If we are not able to protect our intellectual property and our proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. We also generate license revenue from these patents, which we may lose if we do not adequately protect our intellectual property and proprietary rights. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate, and our competitors may independently develop technologies that are similar or superior to our proprietary technologies, duplicate our technologies, or design around the patents we own or license. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S. and we may encounter significant problems in protecting and defending our intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

We may not be able to respond quickly enough to changes in technology and technological risks and to develop our intellectual property into commercially viable products

Changes in legislative, regulatory, or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive to our customers. We currently license certain proprietary technology to third parties and, if such technology becomes obsolete or less attractive, those licensees could terminate our license agreements, which could adversely affect our operating results. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. We cannot provide assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. As part of our business strategy, we may from time to time seek to acquire businesses or assets that provide us with additional intellectual property. We may experience problems integrating acquired technologies into our existing technologies and products, and such acquired intellectual property may be subject to known or contingent liabilities such as infringement claims.

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

RISKS RELATED TO GOVERNMENT REGULATIONS AND TAXES

Our business may be adversely affected by laws or regulations, including environmental, occupational health and safety, and other governmental regulations

We are subject to various federal, state, local and foreign laws and regulations, including those related to environmental, occupational health and safety, financial, and other requirements. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations, changes in existing laws or regulations, or changes in their interpretations, could increase the costs of doing business for us, our customers, or our suppliers, or restrict our actions and adversely affect our business, operating results, cash flows, and financial condition. Our operations are subject to environmental and safety laws and regulations governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. Operating automotive parts manufacturing facilities entails risks in these areas, and we cannot assure that we will not incur material costs or liabilities as a result. Additionally, environmental laws, regulations, and permits and the enforcement thereof change frequently and have tended to become increasingly stringent over time, which may necessitate substantial capital expenditures or operating costs or require changes of production processes. Although we have no known pending material environmental issues, there is no assurance that we will not be adversely impacted by environmental costs, liabilities, or claims in the future, whether under existing laws and regulations or those adopted or imposed in the future. Our costs, liabilities, and obligations relating to environmental matters may have a material adverse effect on our business, operating results, cash flows, and financial condition. Our facilities in the U.S. are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), which oversees the protection of worker health and safety. In addition, the OSHA hazard communication standard requires us to maintain information about hazardous materials used or produced in our operations and to provide this information to employees, state and local governmental authorities and residents. We are also subject to occupational safety regulations in other countries. Our failure to comply with government occupational safety regulations, including OSHA requirements, or general industry standards relating to employee health and safety, recordkeeping, or monitoring occupational exposure to regulated substances could expose us to liability, enforcement actions, fines and penalties, and could have a material adverse effect on our business, operating results, cash flows, and financial condition. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or injury to one of our employees could occur in one of our facilities. Any accident or injury to our employees could result in litigation, manufacturing delays and harm to our reputation, which could negatively affect our business, operating results, and financial condition.

Our business may be adversely affected by changes in automotive safety regulations or concerns that drive further regulation of the automobile safety market

Government vehicle safety regulations are a key driver in our business. Historically, these regulations have imposed increasingly stringent safety requirements for vehicles. Such regulations have a positive impact on driver awareness and acceptance of automotive safety products and technology. More stringent safety regulations often require vehicles to include more safety CPV and more advanced safety products, which has been a driver of growth in our business. However, these regulations are subject to change based on a number of factors outside our control, including new scientific or medical data, adverse publicity regarding the industry recalls and safety risks associated with airbags or seatbelts (for example, risks to children and small adults), domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products. Changes in government regulations in response to these and other factors could have a severe impact on our business. Although we believe that safety will continue to be a regulatory priority over time, if government priorities shift and we are unable to adapt to changing regulations, our business may suffer material adverse effects. Our regulatory obligations could increase as federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in our industry. We are subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966 (the “Vehicle Safety Act”), including a duty to report safety defects with our products, subject to strict timing requirements. The Vehicle Safety Act imposes potentially significant civil penalties for violations, including the failure to comply with such reporting obligations. We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation (“TREAD”) Act, which requires equipment manufacturers, such as Autoliv, to comply with “Early Warning” reporting requirements by providing NHTSA with certain information, including information related to defects or reports of injury related to our products. The TREAD Act imposes criminal liability for violations if a defect subsequently causes death or bodily injury. In addition, the Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations. Due to the record recall of airbag inflators of one of our competitors, NHTSA has become more active in requesting information from suppliers and vehicle manufactures regarding potential product defects.

Negative or unexpected tax developments could adversely affect our effective tax rate, operating results and financial condition

Changes in, or changes in the application of, U.S. or foreign tax laws, regulations or accounting principles with respect to matters such as tax base, tax rates, transfer pricing, dividends and restrictions on certain forms of tax relief or limitations on favorable tax treatment could affect the calculation of our income taxes and other tax liabilities, our effective tax rate, and the carrying value of our deferred tax assets. Our annual tax rate is based on our income and the tax laws in the jurisdictions in which we operate. Because of our global operations we face uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. Significant judgment and estimation are required in determining our effective tax rate and in evaluating our tax positions, in many cases where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, the final determination of our tax liability may be different from what is reflected in our historical income tax provisions and accruals. We are regularly examined by tax authorities around the world and in a number of jurisdictions, we are currently under examination, which inherently creates uncertainty. Although we periodically assess the likelihood of adverse outcomes, negative or unexpected results from one or more of such reviews and audits, including any related interest or penalties imposed by governmental authorities, could increase our effective tax rate and adversely impact our operating results, cash flows, and financial condition. For example, we are currently in the early stages of a dispute with the Mexican tax authorities in relation to various issues dealing with certain manufacturing activities that occur in Mexico. An adverse result in this or other similar disputes could have a materially negative impact on our financial results. The effective tax rates used for interim reporting are based on our projected full-year geographic earnings mix and take into account projected tax costs on intercompany dividends from lower tier subsidiaries. Changes in currency exchange rates, earnings mix among taxing jurisdictions, or the ability of our subsidiaries to pay dividends could impact our reported effective tax rates, or cause fluctuations in the tax rate from quarter to quarter. Certain anti-trust judgments or settlements may not be tax deductible, which could have a material negative impact to our annual tax rate. A number of other factors may also increase our effective tax rate, which could have an adverse impact on our profitability and operating results. Due to our numerous foreign operations, our tax rate may be impacted by our global mix of earnings if our pre-tax income is lower than anticipated in countries with lower statutory tax rates and/or is higher than anticipated in countries with higher statutory tax rates. Based on U.S. GAAP, we do not record current or deferred tax liabilities on permanent investments in our foreign subsidiaries. See Note 5, Income Taxes, to the Consolidated Financial Statements in this Annual Report.

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

Cybersecurity risk management and strategy

Cybersecurity risk management for the Company is undertaken both through dedicated cybersecurity risk management processes and within the Company’s overall Enterprise Risk Management program, which is overseen by the Audit, Risk, and Compliance Committee of the Company’s Board of Directors.

Autoliv has established an Enterprise Risk Management framework aligned to the ISO 31000:2019 to ensure that the context, principles, and processes for risk management are embedded and integrated with the operations of the company. Risks across the Autoliv risk universe, including cybersecurity, are assessed with bottom-up risk assessments and subsequently are aggregated and reported to the Audit, Risk, and Compliance Committee of the Company’s Board of Directors.

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

Autoliv combines expertise from our internal cybersecurity function with additional specialist capacities from external consultants and partners as may be needed from time to time. Separately, because we understand the risks associated with engaging third party vendors, such as service providers, consultants and partners, in our cybersecurity risk management processes, we conduct security assessments pre-engagement and monitor their work to mitigate any identified risks.

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

Board of Directors Oversight

Our Board, in coordination with the Audit Risk and Compliance Committee (the "ARCC"), oversees the Company’s Enterprise Risk Management process, including the management of risks arising from cybersecurity threats. Our Board has delegated the primary responsibility to oversee cybersecurity matters to the ARCC. Both the Board and the ARCC periodically review the measures we have implemented to identify and mitigate cybersecurity risks.

The ARCC receives information from the CISO and other members of management on at least a quarterly basis which is supplemented by a more extensive briefing from the CISO and management on at least a semi-annual basis on cybersecurity matters, including updates on cybersecurity training programs and the results of external assessments, as applicable. The CISO provides at least an annual briefing to the Board of Directors on these same topics.

The routine reporting to the ARCC and the Board includes as appropriate the highlights from the full spectrum of work done within the Company’s cybersecurity program. The briefings by the CISO to the ARCC and Board also include the review of certifications and cybersecurity maturity assessments by management and third parties.

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

AUTOLIV MANUFACTURING FACILITIES

Country/Company	Location of Facility	Items produced at Facility	Owned/Leased
Brazil
Autoliv do Brasil Ltda.	Taubaté	Seatbelts, airbags and steering wheels	Owned
	Nova Goiana	Seatbelts and steering wheels	Leased

Canada
Autoliv Canada, Inc.	Tilbury	Airbag cushions	Owned
VOA Canada, Inc.	Collingwood	Seatbelt webbing	Owned

China
Autoliv (Baoding) Vehicle Safety Systems Co., Ltd	Baoding	Airbags and steering wheels	Leased
Autoliv (Changchun) Vehicle Safety Systems Co., Ltd.	Changchun	Airbags and seatbelts	Owned
Autoliv (China) Steering Wheel Co., Ltd.	Fengxian/Shanghai	Steering wheels	Owned
Autoliv (Guangzhou) Vehicle Safety Systems Co., Ltd.	Guangzhou	Airbags and seatbelts	Owned
Autoliv (Nanjing) Vehicle Safety Systems Co., Ltd.	Nanjing	Seatbelts	Owned
Autoliv Shenda (Nanjing) Automotive Components Co., Ltd.	Nanjing	Seatbelt webbing	Owned
Autoliv (Shanghai) Vehicle Safety Systems Co., Ltd.	Shanghai	Airbags	Owned
Autoliv Shenda (Tai Cang) Automotive Safety Systems Co., Ltd.	Shanghai	Seatbelt webbing	Owned
Autoliv (Jiangsu) Automotive Safety Components Co., Ltd.	Jintan	Propellant, Airbag initiators and Airbag inflators	Owned
Autoliv (Hefei) Vehicle Safety Systems Co., Ltd.	Hefei	Steering wheels	Leased
Autoliv (China) Automotive Safety Systems Co., Ltd.	Nantong	Airbag cushions	Owned
Mei-An Autoliv Co., Ltd.	Taipei	Seatbelts and airbags	Leased

Estonia
AS Norma	Tallinn	Seatbelts and belt components	Owned

France
Autoliv France SNC	Gournay-en-Bray	Airbags	Owned
Livbag SAS	Pont-de-Buis	Airbag inflators	Owned
N.C.S. Pyrotechnie et Technologies SAS	Survilliers	Airbag initiators and seatbelt micro gas generators	Owned

Hungary
Autoliv Kft.	Sopronkövesd	Seatbelts	Owned

India
Autoliv India Private Ltd.	Bangalore	Seatbelts, airbags	Owned
	Mysore	Seatbelt webbing and Airbag Cushions	Owned
	Badli	Airbags and steering wheels	Leased
Autoliv Inflators India Private Limited	Pune	Airbag and Airbag cushions	Leased
	Chennai	Airbag inflators	Owned

Indonesia
P.T. Autoliv Indonesia	Jakarta	Seatbelts, airbags and steering wheels	Owned

Japan
Autoliv Japan Ltd.	Chubu	Airbags and steering wheels	Owned
	Hiroshima	Airbags	Owned
	Tsukuba	Airbags, seatbelts and steering wheels	Owned

Malaysia
Autoliv-Hirotako Sdn Bhd	Kuala Lumpur	Seatbelts, airbags and steering wheels	Owned

Mexico
Autoliv Mexico East S.A. de C.V.	Matamoros	Steering wheels	Owned
Autoliv Mexico S.A. de C.V.	Lerma	Seatbelts	Owned
Autoliv Safety Technology de Mexico S.A. de C.V.	Tijuana	Seatbelts	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Airbag cushions	Leased
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Querétaro	Airbags	Leased
Autoliv Mexico S.A. de C.V.	Aguascalientes	Steering wheels	Owned

Philippines
Autoliv Cebu Safety Manufacturing, Inc.	Cebu	Steering wheels	Owned

Poland
Autoliv Poland Sp. zo.o.	Olawa	Airbag cushions	Owned
	Jelcz-Laskowice	Airbags	Owned

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts, seatbelt webbing, seatbelt components, airbag inflators, steering wheels	Owned
	Lugoj	Airbag cushions and airbags	Owned
	Resita	Airbag cushions	Owned
	Sfantu Georghe	Steering wheels	Owned
	Onesti	Steering wheels	Leased
	Rovinari	Seatbelts	Owned

South Africa
Autoliv Southern Africa (Pty) Ltd.	Krügersdorp	Seatbelts and airbags	Owned

South Korea
Autoliv Corporation	Hwasung	Airbags and steering wheels	Owned

Spain
Autoliv BKI S.A.U.	Valencia	Airbags	Owned

Sweden
Autoliv Sverige AB	Vårgårda	Airbag inflators	Owned

Thailand
Autoliv Thailand Ltd.	Chonburi	Seatbelts, Airbags, Airbag cushions and Steering wheels	Owned
	Chonburi	Seatbelt and Seatbelt components	Leased

Tunisia
STE ASW3 Nadour	El Fahs	Steering wheels	Owned & Leased
STE ASW3 Nadour	Nadhour	Steering wheels	Owned

Turkey
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S.	Gebze-Kocaeli	Seatbelts	Owned
Autoliv Cankor Otomotiv Emniyet Sistemleri Sanayi Ve Ticaret A.S. Gebze-Subesi	Gebze-Kocaeli	Airbags, Steering wheels and Seatbelt components	Leased

USA
Autoliv ASP, Inc.	Brigham City	Airbag inflators	Owned
	Ogden	Airbags	Owned
	Ogden	Airbags and service parts	Leased
	Promontory	Propellant	Owned
	Tremonton	Airbag initiators and seatbelt micro gas generators	Owned

Vietnam
Autoliv Vietnam Company Limited	Quang Yen	Airbag cushions	Owned

AUTOLIV TECHNICAL CENTERS AND CRASH TEST TRACKS

Country/Company	Location	Product(s) supported
China
Autoliv (Shanghai) Vehicle Safety System Technical Center Co., Ltd.	Shanghai	Inflators and pyrotechnics customer applications, airbags, steering wheels and seatbelts customer applications and platform development with full-scale test laboratory

France
Autoliv France SNC	Gournay-en-Bray	Airbags and seatbelts customer applications and platform development with full-scale test laboratory
Livbag SAS	Pont-de-Buis	Inflator and pyrotechnic development

Germany
Autoliv B.V. & Co. KG	Dachau	Customer applications and platform development, airbags with full-scale test laboratory

India
Autoliv India Private Ltd.	Bangalore	Airbags and seatbelts with sled testing

Japan
Autoliv Japan Ltd.	Tsukuba	Airbags and seatbelts customer applications and platform development with sled test laboratory

Mexico
Autoliv Steering Wheels Mexico S. de R.L. de C.V.	Queretaro	Technical center airbag

Poland
Autoliv Poland Sp. zo.o.	Jelcz	Airbags applications and platform development

Romania
Autoliv Romania S.R.L.	Brasov	Seatbelts with sled test laboratory

South Korea
Autoliv Corporation	Seoul	Airbags and seatbelts customer applications and platform development with sled test laboratory

Sweden
Autoliv Development AB	Vårgårda	Research center
Autoliv Sverige AB	Vårgårda	Airbags customer applications, inflator and special safety products development with full-scale test laboratory

USA
Autoliv ASP, Inc.	Auburn Hills	Airbags, steering wheels, and seatbelts customer applications and platform development with sled test laboratory
	Ogden	Airbags, inflators and pyrotechnics customer applications and platform development

Item 3. Legal Proceedings

In the ordinary course of its business, the Company is subject to legal proceedings brought by or against the Company and its subsidiaries.

See Note 19, Contingent Liabilities, to the Consolidated Financial Statements in this Annual Report for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part I, Item 3 – “Legal Proceedings” by reference.

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

Stock Performance Graph

The graph and table below show the cumulative total shareholder return for our common stock since December 31, 2020. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones US Auto Parts Index.

The comparison assumes $100 was invested at the closing price of our common stock on the NYSE on December 31, 2020. Each of the returns shown assumes that all dividends paid were reinvested.

250.00
200.00
150.00
100.00
50.00
0.00
12-31-2020
12-31-2021
12-31-2022
12-31-2023
12-31-2024
12-31-2025
Autoliv, Inc.
S&P 500
Dow Jones US Auto Parts Index

(USD)	12-31-2020	12-31-2021	12-31-2022	12-31-2023	12-31-2024	12-31-2025
Autoliv, Inc.	$100.00	$114.51	$87.71	$129.84	$113.33	$147.54
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Dow Jones US Auto Parts Index	100.00	119.82	86.99	85.80	65.38	74.11

Number of shares

As of December 31, 2025, the number of shares of common stock outstanding, net of treasury shares, was 74.7 million, compared to 77.7 million as of December 31, 2024. The Company repurchased and immediately retired approximately 3.1 million shares during 2025.

During 2025, the weighted average number of shares outstanding (excluding dilution and treasury shares) decreased to 76.6 million from 80.2 million in 2024. Assuming dilution, the weighted average number of shares outstanding for the full year 2025 decreased to 76.9 million from 80.4 million in 2024.

Granted Restricted Stock Units (RSUs) and Performance Share Units (PSUs) could increase the number of shares outstanding as of December 31, 2025 by 0.6 million shares in the aggregate. Combined, this would add 0.8% to the number of shares outstanding as of December 31, 2025.

On December 31, 2025, the Company had 2.6 million treasury shares compared to 2.7 million as of December 31, 2024.

Shareholders

As of February 13, 2026, there were 1,116 holders of record of our common stock. Many stockholders choose to own shares through brokerage accounts and other intermediaries rather than as holders of record (excluding individual participants in securities positions listing) so the actual number of stockholders is unknown but significantly higher.

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

Stock repurchase program

The following table provides information with respect to common stock repurchases by the Company during the three months period ended December 31, 2025 on NYSE.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (USD) (3)
October 1-31, 2025	42,804	$116.65	884,933	$2,395,006,964
November 1-30, 2025	796,722	$119.18	1,681,655	$2,300,054,081
December 1-31, 2025	421,199	$118.84	2,102,854	$2,250,000,205

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

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Trends

The discussions and analysis in this section are focused on the Company’s results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. Discussions of the Company's results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 2024, which was filed with the United States Securities and Exchange Commission on February 20, 2025.

Autoliv, Inc. (the “Company”) provides automotive safety systems to the automotive industry with a broad range of product offerings, primarily passive safety systems. In the year ended December 31, 2025, a number of factors influenced the Company’s results of operations, including:

•
Geopolitical uncertainties and tariffs
•
Cost inflation moderated but remains somewhat elevated, especially for labor
•
Growth impacted by LVP, shifting OEM landscape and safety content per vehicle
•
Order intake impacted by shifts in technology, customer landscape and geopolitics.
•
Strategic and structural initiatives
•
Continued focus on operational excellence and quality

	2025			2024
YEARS ENDED DEC. 31 (DOLLARS IN MILLIONS, EXCEPT EPS)	Reported1)	change		Reported1)	change
Global light vehicle production (in thousands)	90,268	3.9%		86,895	(1.0)%
Consolidated net sales	$10,815	4.1%		$10,390	(0.8)%
Operating income	1,088	11%		979	42%
Operating margin, %	10.1	0.6	pp	9.4	2.8	pp
Net income attributable to controlling interest	735	14%		646	33%
Earnings per share - diluted2)	9.55	19%		8.04	40%
Net cash provided by operating activities	1,157	9.3%		1,059	7.8%
Return on capital employed, %	26.4	1.5	pp	25.0	7.3	pp

1) Reported figures impacted by costs for capacity alignments and antitrust related matters. See section Items affecting comparability and Note 13 to the Consolidated Financial Statements included herein.

2) Net of treasury shares.

Geopolitical uncertainties and Tariffs

2025 saw global LVP increase by around 3.9% (according to S&P Global January 2026). Our sales to customers are based on production schedule order quantities and delivery dates that are communicated to us by our customers, which we refer to as “call-off” plans. Despite industry challenges such as chip shortages related to the Nexperia situation and the tariffs imposed in the beginning of 2025, which caused uncertainties regarding costs in the industry, we saw an improvement in call-off volatility in 2025. This improvement supported our improvement in operating efficiency and productivity, including a reduction in direct workforce. However, customer call-off volatility increased in the fourth quarter and remained higher than pre-pandemic levels, and low customer demand visibility and changes to customer call-offs with short notice still had a negative impact on our production efficiency and profitability.

The effects of the new tariffs imposed in 2025 did not have a significant impact on our profitability in 2025, as we achieved customer compensations for more than 80% of tariff costs. Including the dilutive effect of recovered tariffs, operating margin was negatively impacted by around 20 bps. While it is our ambition and expectation to continue passing tariff costs on to our customers, there is significant uncertainty as future recovery levels may vary. Geopolitical developments and the evolving trade environment are likely to continue creating a challenging and unpredictable operating landscape. Any new, increased or modified tariffs or other trade restrictions could materially affect our operations, customer relationships or cost recovery ability as well as contribute to the uncertainty of industry expectations. We continue to closely monitor the tariff policy environment and remain prepared to be agile to adjust our commercial and operational responses to any such developments.

Inflation

Cost pressures from labor, in our own operations and related to our suppliers' labor costs, had a negative impact on our profitability in 2025. Most of the inflationary cost pressure was offset by customer price and other compensations. Changes in raw material costs had a limited impact on our profitability in 2025. The Company expects limited raw material price impact also in 2026. We also expect continued cost pressure from inflation relating mainly to labor, including increased labor costs for our suppliers, especially in Europe and the Americas. The Company continues to execute on productivity and cost reduction activities to offset these cost pressures, and we continue to seek inflation compensation from our customers. The continued uncertainty regarding the effects of tariffs and trade restrictions may lead to a more adverse inflation environment.

GROWTH IMPACTED BY LIGHT VEHICLE PRODUCTION, SHIFTING OEM LANDSCAPE AND SAFETY CONTENT PER VEHICLE

The most important driver for Autoliv’s sales is the LVP. In 2025, global LVP grew by 3.9%.

Light Vehicle Production1)
		2025		2024		Change 2025 vs 2024
		(000´) units	% global	(000´) units	% global	(000´) units	%
Americas		16,964	19%	16,968	20%	(5)	(0.0)%
	North America	13,955	15%	14,021	16%	(66)	(0.5)%
	South America	3,008	3.3%	2,947	3.4%	61	2.1%
Europe		16,860	19%	17,035	20%	(175)	(1.0)%
Asia		54,065	60%	50,584	58%	3,481	6.9%
	China	32,182	36%	29,248	34%	2,934	10.0%
	Japan	7,869	8.7%	7,732	8.9%	137	1.8%
	South Korea	4,049	4.5%	4,072	4.7%	(23)	(0.6)%
	India	6,027	6.7%	5,614	6.5%	413	7.4%
	Other Asia	3,938	4.4%	3,918	4.5%	20	0.5%
Other		2,379	2.6%	2,308	2.7%	71	3.1%
Global Total		90,268		86,895		3,373	3.9%
1) Source: S&P Global, January 2026

The increase in LVP in China of 10% was significantly more than what was expected in the beginning of the year, driven mainly by a multitude of successful launches of new models by domestic Chinese OEMs and in particular by increased exports, mainly to Asian markets. The LVP decline of 1.0% in Europe was impacted by affordability issues and technology uncertainties. The LVP decline of 0.5% in North America was impacted by the EV market development, U.S. tariffs and growing consumer uncertainty, Japan increased by 1.8%, mainly impacted by domestic demand and US exports, supplemented by Japanese OEM production repatriation. LVP in India increased by 7.4%, driven by reduced sales tax on cars and multiple new model launches.

The different LVP growth rates for different regions in 2025 was dilutive to global safety content per vehicle (CPV), as LVP in several high CPV regions declined while LVP increased in some lower CPV regions. The highest CPV region is North America, and its share of global LVP declined by 0.5pp to 15.5%. The second highest CPV region is Europe, and its share of global LVP declined by 1.0pp, to 18.7%. India, a major region with the lowest CPV, which saw its share of LVP increase from 6.5% to 6.7%. CPV in China is below the global average, and China’s share of global LVP increased from 33.7% to 35.7%. Japan’s share decreased to 8.7% from 8.9%. Additional dilution to global CPV came from the difference in growth within China, where lower CPV models and segments grew strongly while higher CPV models and segments growth was limited or negative. LVP growth for Domestic Chinese OEMs with typically lower CPV was 16% compared to global OEMs with typically higher CPV saw LVP decline by 1.3%. Combined with the regional growth differences, we estimate this shift in LVP mix contributed negatively to our sales growth by between 2 to 3 pp. The Company estimates that its global market share was unchanged at around 44% in 2025 compared to 2024.

The strong growth of Chinese OEMs' LVP in both domestic and export markets is a trend the Company expects to continue. It is therefore instrumental to have a solid position with this customer category. Over the past few years, the Company has taken significant steps to strengthen its position with Chinese OEMs through investments in manufacturing and R,D&E capacities, as well as by signing several strategic co-operation agreements with Chinese OEMs. These efforts have supported an improved performance, as shown by a strong order intake, with 30% of the Company's total order intake value in 2025 coming from Chinese OEMs. Additionally, the Company's sales to Chinese OEMs grew by 23% in 2025.

Another important market trend is the rapid growth of the automotive market in India. In recent years, India's significance for the automotive industry has increased substantially. In 2025, LVP in India represented 6.7% of global LVP. As safety content per vehicle has also grown rapidly over the past few years, India's importance for the Company has risen from around 2% of total sales in 2020 to 5% in 2025. Through timely investments in capacity for both manufacturing and R, D&E, the Company is the clear market leader in India.

Despite macro-economic uncertainties in parts of the world, we expect light vehicle markets to grow both in the medium and long term, driven by pent-up end user demand and a growing GDP/capita.

Due to more stringent crash test rating requirements by institutes such as Euro NCAP, increased government regulations and increasing consumer demand for more safety in emerging markets, the Company sees vehicle manufacturers installing more airbags and more advanced seatbelt systems in vehicles. This generally takes place when new models are introduced. The safety standards of vehicles are increasing in China, India, and other growth markets, partially due to new government regulations and crash test rating programs. This is supporting higher installation rates of airbags and more advanced seatbelts, impacting CPV positively. Commercial customer recoveries compensating for increased labor costs and tariffs also added to CPV in 2025, partly offset by negative effects from continued productivity related pricing pressure from vehicle manufacturers. CPV increased in India, South America, South Korea, Europe and North America, was unchanged in Japan and China and decreased in Other Asia. The changes in regional and model mix diluted global CPV by 2 to 3pp leading to a global CPV that was unchanged compared to 2024. This contributed to an organic growth (Non-GAAP measure) of around 3.4% compared to global LVP growth of around 3.9%. The average global safety CPV (airbags, pedestrian safety, seatbelts, and steering wheels) amounted to around $268 in 2025.

The Company believes that the more stringent crash rating requirements and consumer demand for more safety should enable the global automotive safety market to grow around 1-2 percentage points per year faster than the global LVP in the medium and long term. This excludes the impact from cost inflation related price increases.

The past several years’ high order intake share has supported a strong sales development over time. In the past 5 years, the Company's organic sales development outpaced global LVP on average by around 4.3 percentage points. During 2025, growth was positively affected through recent launches of several new models, including Honda Passport, Ford Expedition, Hyundai Palisade, Onvo L90, Mercedes CLA, Citroen C3 Aircross and Opel Frontera.

The Company estimates that the sales for Electric Vehicles (not including PHEVs) amounted to around $1.7 billion in 2025.

GLOBAL FOOTPRINT WELL ADAPTED TO THE GEOGRAPHIC TREND SHIFT IN AUTOMOTIVE PRODUCTION

The Company's regional sales mix continues to be balanced with 29% of sales in Europe, 32% in the Americas and 20% in Asia, excluding China in 2025, compared to 28%, 33% and 19%, respectively, in 2024. The Company's sales in the important Chinese market was 19% of total sales in 2025 compared to 19% in 2024.

The balanced regional sales mix has been achieved through timely investments and strengthening of technical and support capabilities in growth markets.

ORDER INTAKE IMPACTED BY SHIFTS IN TECHNOLOGY, CUSTOMER LANDSCAPE AND GEOPOLITICS

The Company's order intake in 2025, with high win rates for new platforms with both new and traditional OEMs as well as for both EV and ICE platforms, supports the Company's already strong base, which includes supplying products to more than 1,400 vehicle models and around 100 car brands. The order intake in 2025 supports the Company's ability to defend its around 44% sales market share in the near and medium term. For several years, the automotive industry has faced key trends that impact the industry, notably changes in technologies as well as geographic growth differences, with the emergence of new automakers being particularly visible in China. Autoliv has therefore increasingly focused resources on developing new products and strengthening its position with new automakers to capture the growth opportunities that come with these changes. This includes long-term development agreements with several new automakers in China in recent years, as well as increased investments in capacity and capabilities in India. The order intake from new automakers, mainly in China, accounted for around 1/3 of our total order intake in 2025. We won multiple awards tied to industry trends such as autonomous driving. These include solutions that protect occupants in reclined seating positions, addressing critical safety risks in next‑generation interiors. We strengthened our Mobility Safety Solutions business by winning new orders for our advanced Pyro Safety Switch, supporting the growing segment of 1,000‑volt electric vehicles. We continued to expand our safety offering in India with advanced systems such as seat‑cushion airbags and front‑center airbags. We licensed our Human Body Model solution to our first customer. In China, the Company estimates that around 50% of order intake in 2025 was with domestic Chinese OEMs, which supports our expectation that domestic OEMs in China will continue to increase their share of the Company's sales in China in 2026. New order intake is defined as the sales value of awards for future business received within that year. The lifetime value is calculated using detailed assumptions of price and volumes over the years of production and the exchange rates prevailing at the time of receiving the order.

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

In 2025, OEMs sourcing of new business was at a low level for the industry, as OEMs are reconsidering certain future product offerings due to technological and geopolitical uncertainties, including uncertainties regarding costs for tariffs. The Company's order intake share for 2025 continued on a high level. Even so, the low level of OEM sourcing activity in 2025 resulted in an order intake in 2025 that was on the same low level as in 2024. The estimated life-time sales for all orders booked in 2025 is around $7.7 billion, compared to around $7.4 billion in 2024. As sourcing of several large platforms were pushed into 2026, we expect a rebound of OEM sourcing activity and Autoliv order intake in 2026.

STRATEGIC AND STRUCTURAL INITIATIVES

The 2025 light vehicle market was impacted by a technological and geopolitical uncertainties, with continued elevated customer call-off volatility and inflationary pressure on costs for labor. In response, Autoliv management continued to implement strict cost control measures, as well as execute significant structural cost reduction measures. In June 2023, the Company communicated a cost reduction framework that included the intent to reduce its indirect headcount by up to 2,000, and to improve direct labor productivity equivalent to a reduction of up to a 6,000 direct workforce positions. Based on the intended indirect workforce reductions, the Company estimates that total annual cost reductions will amount to around $130 million when fully implemented, with approximately $50 million in savings recorded in 2024, increasing to around $100 million in 2025 and the remaining amount expected in 2026 and 2027. At the end of 2025, around 1,600 of the planned indirect reductions had been completed.

Direct labor efficiency has developed well in both 2024 and 2025, supported by the direct labor workforce reduction program, improved call-off accuracy and a focused automation effort. It is the Company's estimate that the program's target of 6,000 direct labor workforce reduction was achieved by the end of 2025.

The provision, net of reversals, for restructuring activities in 2025 amounted to $8 million compared to $18 million in 2024. As of December 31, 2025, the Company had $82 million reserved in its balance sheet related to restructuring compared to $151 million last year. For more information, see Note 13, Restructuring, to the Consolidated Financial Statements included herein.

In addition to the structural improvements outlined above, the Company continues to implement the strategic initiatives to improve the efficiency of its value chain from end to end, not least through the Autoliv Production System and increased digitalization and automation. The Company has a high pace in the planning and implementation of the strategic initiatives. These initiatives are key drivers to the Company's targets and building the foundation to continue to create shareholder value.

IMPROVED EFFICIENCIES THROUGH OPERATIONAL EXCELLENCE

Pricing pressure is an inherent part of the automotive supplier business. Price reductions are generally higher on newer products with strong volume growth compared to older products, where both the possibilities to re-design the product to reduce costs and market growth are less. Price reductions can also depend on the business cycle and raw material price development. For the five-year period 2017-2021, the Company estimates the average reduction of product prices on existing programs to have been in the range of around 2-4% annually. In 2022, the pricing environment changed to some extent due to high raw material price and cost increases, which led to renegotiations with customers regarding commercial terms. These discussions resulted in a net positive price development, gradually implemented throughout the year. This was also the case in 2023, and for 2024 as well, albeit at a lower level as inflation moderated. In 2025, inflation moderated further, as did customer compensations for excess inflation. Customer recoveries for increased tariff costs impacted net sales positively in 2025.

A key strategy for Autoliv to be and to remain cost competitive is to reduce labor costs, through continuously implementing productivity improvement programs, optimizing the Company's production footprint, and instituting restructuring and capacity alignment activities as well as other actions to address the Company's cost structure.

The Company's productivity improvement target, measured as labor minutes per unit, is to achieve at least 8% savings per year. This is an increase from previous target of 5% savings per year. The increase reflects mainly increased opportunities related to advances in digitalization and automation, including machine learning and AI. To meet this target, Autoliv has developed a set of strategies to reduce costs in manufacturing:

•
Autoliv production system (APS) is based on lean manufacturing methodology which aims to continuously increase output with less resources. APS provides the target conditions and tools to achieve the delivery of goods and services at the right time, in the right amount, at the required quality and at the lowest cost possible to all the Company's customers.
•
Autoliv One Product One Process (1P1P) strategy focuses on product and process standardization and reducing cost and complexity. The 1P1P strategy, combined with initiatives to reduce costs for components from external suppliers, ensures that the Company continuously optimizes its supply base footprint, consolidates purchase volumes to fewer suppliers, improves productivity in the Company's supply chain, standardizes components and redesign its products.
•
Strategic Initiatives, including Automation, Digitalization, Machine Learning and AI, Supply Chain Management Effectiveness and RD&E Effectiveness.

The Company's historical experience is that its continuous improvement strategies have enabled productivity improvements at or above its historic target of 5%. However, the Company has not achieved its 5% productivity target since the COVID-19 pandemic in 2020, due to the decline in LVP in 2020 and the high volatility in customer call-offs in 2021, 2022 and 2023, driven by the industry wide supply chain instability, especially for semiconductors. In 2024, however, the Company achieved its 5% productivity target, as gradual improvement in customer call-off volatility enabled improved operational efficiency. In 2025, the Company achieved its new target of 8% labor minutes per unit productivity.

The Company foresees opportunities for further productivity on organic sales growth and increased call-off stability when global supply chains continue to stabilize further to pre-pandemic levels, but also from increasing use of automation in its assembly for lean manufacturing processes. Additionally, automated cells typically perform the manufacturing process with reduced variability. This results in greater control and consistency of product quality.

FOCUS ON QUALITY

The number of vehicle recalls in the automotive industry continues to be at a relatively high level. The Company expects overall recall numbers to remain high for years to come and, although the Company strives for the highest quality in its processes, it cannot be ruled out that the Company may also be adversely impacted by a future recall.

Quality has been and always will be the Company's number one priority, and the Company continues to sharpen its focus in this area. The Company now holds a global market share in passive safety of around 44%, while the Company has been involved in around 3% of recalls in the industry in the past ten years. This indicates that the Company is delivering on its quality strategy. For more information see product warranty and recalls in Note 14, Product Related Liabilities, to the Consolidated Financial Statements in this Annual Report.

CHANGES IN COMPETITIVE AND CUSTOMER LANDSCAPE

The Company has not noted any significant changes in the competitive landscape in 2025. We consider Joyson Safety Systems, a part of Ningbo Joyson Electronic Corp., and ZF LIFETEC, a part of ZF Friedrichshafen AG, to be global competitors to Autoliv. In addition, there are several smaller regional and product specific competitors, especially in China.

The customer landscape is gradually changing, with a multitude of new OEMs emerging in recent years. This is especially prominent within electric vehicles and in China. In China, domestic OEMs have gained significant market shares and as a group now has larger market share than global OEMs have in China. Autoliv's sales to domestic OEMs in China has grown rapidly. In 2022, this group accounted for 22% of Autoliv's sales in China, and in 2025 their share of Autoliv sales in China was 44%. The fastest growing OEM in China in recent years has been BYD, although its growth slowed significantly in 2025. BYD has a uniquely high degree of vertical integration, with a large proportion of in-house sourcing of products and systems. This includes passive safety systems, which is supplied by its subsidiary FinDreams Technology. Autoliv supplies components, especially inflators, to FinDreams Technology.

CAPITAL STRUCTURE

The Company’s net debt stood at $1,566 million on December 31, 2025. This was an increase of $12 million compared to December 31, 2024. Total interest-bearing debt at December 31, 2025 amounted to $2,153 million, an increase of $244 million compared to December 31, 2024.

Cash flow from operations was $1,157 million in 2025 and $1,059 million in 2024. Capital expenditures, net amounted to $423 million in 2025 and $563 million in 2024. During 2025 and 2024, the Company paid dividends of $238 million and $219 million, respectively.

It is the Company’s policy to maintain a financial leverage commensurate with a “strong investment grade credit rating”. The long-term target is to have a leverage ratio (see section Non-GAAP Performance Measures) not above 1.5x. At December 31, 2025, the leverage ratio was 1.1x. The Company monitors its capital structure and the financial markets closely and intends to maintain a high level of financial flexibility while being shareholder friendly.

As part of the adjustment of the capital structure, the Company has historically repurchased shares of its common stock. During 2025 and 2024, the Company repurchased and retired 3.1 million and 5.1 million shares, respectively. On June 4, 2025, the Company announced that its Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $2.5 billion of common shares and operates from July 1, 2025 through December 31, 2029.

In 2024, the Company also retired 2 million shares previously held in Treasury stock. As of December 31, 2025, the Company continues to hold around 2.6 million shares of common stock in treasury.

Outlook for 2026

In addition to the assumptions noted below and our business and market update provided herein, the Company's guidance for 2026 is mainly based on its customer call-offs and the achievement of its targeted cost compensation adjustments with its customers, including no material changes to tariffs or trade restrictions, as compared to what is in effect as of January 23, 2026, as well as no significant changes in the macro-economic environment, changes to customer call-off volatility or significant supply chain disruptions.

Full year 2026 Guidance
Organic sales growth	Around 0%
Adjusted operating margin1)	Around 10.5-11.0%
Operating cash flow2)	Around $1.2 billion
Capital expenditures, net, % of sales	Less than 5%
1) Excluding effects from capacity alignments, antitrust related matters and other discrete items. 2) Excluding unusual items.

Full year 2026 Assumptions
LVP growth	Around 1% negative
Foreign currency impact on net sales	Around 1% positive
Tax rate3)	Around 28%
3) Excluding unusual tax items.

The forward-looking non-GAAP financial measures above are provided on a non-GAAP basis. Autoliv has not provided a GAAP reconciliation of these measures because items that impact these measures, such as costs related to capacity alignments and antitrust matters, cannot be reasonably predicted or determined. As a result, such reconciliation is not available without unreasonable efforts and Autoliv is unable to determine the probable significance of the unavailable information.

Significant Legal Matters

See Item 3. Legal Proceedings and Note 19, Contingent Liabilities, to the Consolidated Financial Statements in this Annual Report.

results of operations

Consolidated net sales in 2025 increased by 4.1% compared to 2024. Excluding positive currency translation effects of 0.7%, the organic sales increased (Non-GAAP measure, see reconciliation table below) by 3.4% compared to the global LVP increase of 3.9% (according to S&P Global, Jan 2026).

Sales by Product

	Years ended December 31,			Components of change in net sales
	2025	2024	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$7,302	$7,023	4.0%	0.6%	3.4%
Seatbelt products and Other2)	3,513	3,367	4.3%	0.8%	3.5%
Total	$10,815	$10,390	4.1%	0.7%	3.4%

1) Effects from currency translations.

2) Including Corporate and Other sales.

Airbags, Steering Wheels and Other

Sales for Airbags, Steering Wheels and Other grew organically (Non-GAAP measure, see reconciliation table above) by 3.4% in 2025. The largest contributor to the increase was side airbags and inflatable curtains, followed by steering wheels, center airbags and driver airbags.

Seatbelt Products and Other

Sales for Seatbelt Products and Other grew organically (Non-GAAP measure, see reconciliation table above) by 3.5% in 2025. Sales growth was mainly driven by Americas and Asia excluding China followed by Europe and China.

Sales by Region

	Years ended December 31,			Components of change in net sales
	2025	2024	Reported change	Currency effects 1)	Organic 3)
Americas	$3,480	$3,424	1.6%	(1.7)%	3.3%
Europe	3,116	2,946	5.8%	4.4%	1.4%
China	2,095	2,010	4.2%	0.2%	4.0%
Asia excl. China	2,124	2,010	5.7%	(0.2)%	5.9%
Total	$10,815	$10,390	4.1%	0.7%	3.4%

1) Effects from currency translations.

Autoliv’s global sales increased organically (Non-GAAP measure, see reconciliation table above) by 3.4% in 2025 compared to 2024, which was around 0.5 percentage points below global LVP growth (according to S&P Global, January 2026). The 0.5pp underperformance was positively impacted by product launches and tariff compensations. This was more than offset by negative effects from the regional and model LVP mix development, which we estimate contributed to about 2.5pp underperformance. This was particularly accentuated in China.

Our organic sales growth (Non-GAAP measure) outperformed LVP growth by 3.4pp in Americas, by 3.3pp in Asia excluding China and by 2.4pp in Europe, while we underperformed by 6.1pp in China. LVP growth in China in 2025 was driven by domestic OEMs with typically lower safety content. LVP for global OEMs declined by 1.3% while it increased by 16% for domestic OEMs. Autoliv's sales to domestic OEMs increased by 23% in 2025 while it decreased by 7.3% to global OEMs in China. We expect continued strong sales growth in China in 2026, driven by our performance with domestic OEMs.

2025 Organic Growth (Non-GAAP measure)

	Americas	Europe	China	Asia excl. China	Global
Autoliv	3.3%	1.4%	4.0%	5.9%	3.4%
Main growth drivers	Stellantis, Toyota, Ford	Stellantis, BMW, VW	Chery, Great Wall, Nio	Suzuki, Toyota, Hyundai	Stellantis, Suzuki, Toyota
Main decline drivers	EV GOEM, GM, Hyundai	EV GOEM, JLR, Hyundai	EV GOEM, VW, Mercedes	Mitsubishi, Honda, GM	EV GOEM, JLR, Lixiang

Condensed Statement of Income

	Years ended December 31,
(Dollars in millions, except per share data)	2025	2024	Change
Net Sales	$10,815	$10,390	4.1%
Gross profit	2,074	1,927	7.6%
% of sales	19.2%	18.5%	0.6	pp
S, G&A	(571)	(530)	7.6%
% of sales	(5.3)%	(5.1)%	(0.2	)pp
R, D&E, net	(413)	(398)	3.8%
% of sales	(3.8)%	(3.8)%	0.0	pp
Other income (expense), net	(2)	(19)	(91)%
Operating income	1,088	979	11%
% of sales	10.1%	9.4%	0.6	pp
Adjusted operating income1)	1,114	1,007	11%
% of sales	10.3%	9.7%	0.6	pp
Financial and non-operating items, net	(102)	(105)	(2.5)%
Income before taxes	986	875	13%
Income taxes	(250)	(227)	10%
Tax rate	25.4%	26.0%	(0.6	)pp
Net income	736	648	14%
Earnings per share, diluted2)	9.55	8.04	19%
Adjusted earnings per share, diluted1,2)	9.85	8.32	18%

1) Non-GAAP Measure. 2) Net of treasury shares.

Gross Profit

In 2025, gross profit increased by $147 million and the gross margin increased by 0.6pp compared to 2024. The drivers behind the gross profit improvement were mainly improved operational efficiency with lower costs for labor, logistics, premium freight and waste and scrap. We also had positive effects from the organic sales growth and lower material costs partly offset by negative effects from recall and warranty costs, un-recovered tariffs and higher depreciation.

Operating Income

Operating income increased in 2025 by $109 million, mainly due to the higher gross profit, as outlined above and the improvement in Other income (expense), partly offset by higher costs for S,G&A and R,D&E, as outlined below.

Selling, General and Administrative (S,G&A) expenses increased in 2025 by $40 million, mainly due to $20 million in increased personnel costs driven by wage inflation, $13 million in higher IT costs mainly due to higher license costs, $6 million in negative FX translation effects. S,G&A costs in relation to sales increased from 5.1% to 5.3%, a level that is considered to be slightly above normal.

Research, Development & Engineering (R,D&E) expenses, net increased in 2025 by $15 million, mainly due to $18 million in lower engineering income due to timing effects and $7 million in higher personnel costs due to wage inflation partly offset by $5 million from positive FX translation effects. R,D&E, net, in relation to sales was unchanged at 3.8%. The Company consider a level of around 4% to be representative for its business scope.

Other income (expense), net was an expense of $2 million in 2025 compared to an expense of $19 million in 2024. Almost all of the $17 million in lower expense was due to lower restructuring costs in 2025 compared to 2024.

Financial and Non-operating Items, net

Financial and non-operating items, net, improved by $3 million in 2025 compared to previous year, mainly due to $5 million in lower interest expense partly offset by $3 million in lower interest income.

Income Taxes

The tax rate for 2025 was 25.4%, compared to 26.0% in 2024. Discrete tax items, net, had a favorable impact of 3.1pp in 2025 compared to 4.8pp favorable impact in 2024. The reported 25.4% tax rate as well as the underlying tax rate excluding discrete items was within our expected normal tax rate range of 25-30%.

Net Income and Earnings Per Share

Net income in 2025 increased by $88 million compared to 2024. Earnings per share, diluted increased by $1.52 compared to a year earlier, where the main drivers were $0.90 from higher operating income and $0.41 from lower number of outstanding shares, diluted, $0.17 from tax and by $0.03 from lower financial and non-operating items, net. The weighted average number of shares outstanding assuming dilution in 2025 was 76.9 million compared to 80.4 million in 2024.

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

Organic Sales

The Company analyzes its sales trends and performance as changes in “organic sales growth” or “organic sales decline” because the Company currently generates approximately three quarters of net sales in currencies other than the reporting currency (i.e. U.S. dollars) and currency rates have proven to be rather volatile. Organic sales present the increase or decrease in the overall U.S. dollar net sales on a comparable basis, allowing separate discussions of the impact of acquisitions/divestitures and exchange rates.

See tabular reconciliations above, that present changes in “organic sales growth” as reconciled to the change in total GAAP net sales.

Net debt

The Company, from time to time enters into “debt-related derivatives” (DRDs) as a part of its debt management and as part of efficiently managing the Company’s overall cost of funds. Creditors and credit rating agencies use net debt adjusted for DRDs in their analyses of the Company’s debt, therefore we provide this Non-GAAP measure. DRDs are fair value adjustments to the carrying value of the underlying debt. Also included in the DRDs is the unamortized fair value adjustment related to a discontinued fair value hedge that will be amortized over the remaining life of the debt. By adjusting for DRDs, the total financial liability of net debt is disclosed without grossing debt up with currency or interest fair values.

Reconciliation of GAAP measure "Total debt" to Non-GAAP measure “Net debt”

DECEMBER 31 (Dollars in millions)	2025	2024
Short-term debt	$419	$387
Long-term debt	1,734	1,522
Total debt	2,153	1,909
Cash and cash equivalents	(604)	(330)
Debt issuance cost/Debt-related derivatives, net	17	(24)
Net debt	$1,566	$1,554

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

Reconciliation of GAAP measure "Operating income" to Non-GAAP measure "Adjusted Operating income"

(Dollars in millions)	2025	2024
Operating income (GAAP)	$1,088	$979
Non-GAAP adjustments:
Less: Capacity alignments	23	19
Less: Antitrust related items	3	8
Total non-GAAP adjustments to operating income	26	27
Adjusted Operating income (Non-GAAP)	$1,114	$1,007

Reconciliation of GAAP measure "Operating margin" to Non-GAAP measure "Adjusted Operating margin"

(Percentage)	2025	2024
Operating margin (GAAP)	10.1%	9.4%
Non-GAAP adjustments:
Less: Capacity alignments	0.2%	0.2%
Less: Antitrust related items	0.0%	0.1%
Total non-GAAP adjustments to operating margin	0.2%	0.3%
Adjusted Operating margin (Non-GAAP)	10.3%	9.7%

Reconciliation of GAAP measure "Earnings per share - diluted" to Non-GAAP measure "Adjusted Earnings per share - diluted"

(Dollars)	2025	2024
Earnings per share - diluted (GAAP)	$9.55	$8.04
Non-GAAP adjustments:
Less: Capacity alignments	0.29	0.24
Less: Antitrust related items	0.04	0.10
Less: Tax on non-GAAP adjustments	(0.04)	(0.06)
Total non-GAAP adjustments to Earnings per share - diluted	0.30	0.28
Adjusted Earnings per share - diluted (Non-GAAP)	$9.85	$8.32

Weighted average number of shares outstanding - diluted (in millions)	76.9	80.4

Income before income taxes, Net income, Net income attributable to controlling interest, Capital employed

The following tables reconcile Income before income taxes, Net income, Net income attributable to controlling interest, Capital employed, which are inputs utilized to calculate Return On Capital Employed (“ROCE”), adjusted ROCE, Return On Total Equity (“ROE”) and adjusted ROE. The Company believes this presentation may be useful to investors and industry analysts who utilize these adjusted Non-GAAP measures in their ROCE and ROE calculations to exclude certain items for comparison purposes across periods. Autoliv’s management uses the ROCE, adjusted ROCE, ROE and adjusted ROE measures for purposes of comparing its financial performance with the financial performance of other companies in the industry and providing useful information regarding the factors and trends affecting the Company’s business.

The Company believes ROCE and adjusted ROCE are useful indicators of long-term performance both absolute and relative to the Company's peers as it allows for a comparison of the profitability of the Company’s capital employed in its business relative to that of its peers. The Company’s management believes that ROE and adjusted ROE are a useful indicators of how well management creates value for its shareholders through its operating activities and its capital management.

Accordingly, the tables below reconcile from GAAP to the equivalent Non-GAAP measure.

Reconciliation of GAAP measure "Income before income taxes" to Non-GAAP measure "Adjusted Income before income taxes"

(Dollars in millions)	2025	2024
Income before income taxes (GAAP)	$986	$875
Non-GAAP adjustments:
Less: Capacity alignments	23	19
Less: Antitrust related items	3	8
Total non-GAAP adjustments to Income before income taxes	26	27
Adjusted Income before income taxes (Non-GAAP)	$1,012	$902

Reconciliation of GAAP measure "Net income" to Non-GAAP measure "Adjusted Net income"

(Dollars in millions)	2025	2024
Net income (GAAP)	$736	$648
Non-GAAP adjustments:
Less: Capacity alignments	23	19
Less: Antitrust related items	3	8
Less: Tax on non-GAAP adjustments	(3)	(5)
Total non-GAAP adjustments to Net income	23	22
Adjusted Net income (Non-GAAP)	$759	$670

Reconciliation of GAAP measure "Net income attributable to controlling interest" to Non-GAAP measure "Adjusted Net income attributable to controlling interest"

(Dollars in millions)	2025	2024
Net income attributable to controlling interest (GAAP)	$735	$646
Non-GAAP adjustments:
Less: Capacity alignments	23	19
Less: Antitrust related items	3	8
Less: Tax on non-GAAP adjustments	(3)	(5)
Total non-GAAP adjustments to Net income attributable to controlling interest	23	22
Adjusted Net income attributable to controlling interest (Non-GAAP)	$758	$668

Reconciliation of GAAP measure "Return on Capital Employed" to Non-GAAP measure "Adjusted Return on Capital Employed"

(Percentage)	2025	2024
Return on capital employed1) (GAAP)	26.4%	25.0%
Non-GAAP adjustments:
Less: Capacity alignments	0.5%	0.4%
Less: Antitrust related items	0.1%	0.2%
Total non-GAAP adjustments to Return on capital employed1)	0.6%	0.6%
Adjusted Return on capital employed1) (Non-GAAP)	27.0%	25.6%

Adjustment on Return on capital employed1) (in millions)	$26	$27
1) The average capital employed amount is calculated as an average of the opening balance amount and the closing balance amounts for each quarter included in the period.

Reconciliation of GAAP measure "Return on Total Equity" to Non-GAAP measure "Adjusted Return on Total Equity"

(Percentage)	2025	2024
Return on total equity1) (GAAP)	30.0%	27.2%
Non-GAAP adjustments:
Less: Capacity alignments	0.8%	0.7%
Less: Antitrust related items	0.1%	0.3%
Less: Tax on non-GAAP adjustments	(0.1%)	(0.2%)
Total non-GAAP adjustments to Return on total equity1)	0.9%	0.8%
Adjusted Return on total equity1) (Non-GAAP)	30.8%	28.0%

Adjustment on Return on capital employed1) (in millions)	$23	$22
1) The average total equity amount is calculated as an average of the opening balance amount and the closing balance amounts for each quarter included in the period.

Liquidity, Capital Resources, and Financial Position

	Years ended December 31
(DOLLARS IN MILLIONS)	2025	2024
Net cash provided by operating activities	$1,157	$1,059
Net cash used in investing activities	(423)	(563)
Net cash used in financing activities	(369)	(680)
Effect of exchange rate changes on cash and cash equivalents	(90)	16
Decrease in cash and cash equivalents	274	(168)
Cash and cash equivalents at beginning of year	330	498
Cash and cash equivalents at end of year	$604	$330

NET CASH PROVIDED BY OPERATING ACTIVITIES

Cash flow from operations, together with available financial resources and credit facilities, is expected to be sufficient to fund the Company’s anticipated working capital requirements, capital expenditures and future dividend payments.

Net cash provided by operating activities was $1,157 million in 2025 compared to $1,059 million in 2024. The increase of $98 million in 2025 was mainly due to $88 million in higher net income. The improvement was also supported by more positive effects compared to in 2024 from non-cash items such as $20 million from depreciation and amortization and $55 million from Other non-cash adjustments, which mainly constitutes positive effects from deferred income taxes, pension liabilities and other long term liabilities. This was partly offset by $65 million in less favorable effects from changes in operating working capital compared to 2024.

Receivables, net outstanding in relation to annualized fourth quarter sales was 20% at December 31, 2025, compared to 19% at December 31, 2024. Factoring agreements did not have any material impact on receivables outstanding for 2025 or 2024.

Inventory, net outstanding in relation to annualized fourth quarter sales was 9% at December 31, 2025, compared to 9% at December 31, 2024.

Payables outstanding in relation to annualized fourth quarter sales was 18% at December 31, 2025 compared to 17% at December 31, 2024.

NET CASH USED IN INVESTING ACTIVITIES

In 2025 and 2024, net cash used in investing activities amounted to $423 million and $563 million, respectively. The Company's investing activities primarily consist of investments in property, plant and equipment. Net cash generated by operating activities continued to sufficiently cover capital expenditures for property, plant and equipment.

In relation to net sales, capital expenditures, net (expenditures for property, plant and equipment less proceeds from sale of property, plant and equipment) was 3.9% compared to 5.4% in previous year. The lower level of capital expenditure, net is mainly related to the finalizing of several footprint optimization projects in Europe and Americas and less capacity expansion projects, especially in Asia.

The 3.9% level is slightly below what the Company expects for the longer term, which is to on average be below 5% in relation to sales.

Depreciation and amortization totaled $407 million in 2025 compared to $387 million in 2024.

During the years 2025 and 2024, a majority of the Company's investments were for production capacity to support new product launches, but also for automation projects for improved efficiency.

NET CASH USED IN FINANCING ACTIVITIES

Net cash used in financing activities amounted to $369 million and $680 million for the years 2025 and 2024, respectively. The decrease of $311 million in cash used in financial activities was mainly the result of $201 million less in repurchased shares in 2025 compared to 2024 and a higher net increase in short-term debt by $137 million in 2025 compared to 2024.

The Company's issuance, net of long-term debt was $210 million in 2025 and $220 million in 2024.

In 2025, the Company paid cash dividends of $238 million. In 2024, the Company paid dividends of $219 million. The Company's dividend approach has been the same for several years.

The Company repurchased shares to an amount of $351 million and $552 million in 2025 and 2024, respectively. The Company intends to continue to repurchase shares in accordance with the current authorization until the end of 2029.

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

At December 31, 2025, the Company’s net pension liability (i.e. the actual funded status) for its U.S. and non-U.S. plans was $169 million compared to $153 million at December 31, 2024.

The plans had a total net unamortized actuarial loss before tax of $29 million recorded in Accumulated Other Comprehensive (Loss) Income in the Consolidated Balance Sheets at December 31, 2025, compared to $36 million at December 31, 2024. The amortization of the actuarial loss is expected to be $2 million in 2026.

Total pension expense associated with the defined benefit plans was $22 million in 2025 and $34 million in 2024, and is expected to be $25 million in 2026.

The Company contributed $15 million to its defined benefit plans in 2025 and $29 million in 2024. The Company expects to contribute $16 million to these plans in 2026 and is currently projecting a yearly funding at approximately the same level in the subsequent years.

For further information about retirement plans see Note 20, Retirement Plans, to the Consolidated Financial Statements included herein.

EQUITY

During 2025, total equity increased by $297 million to $2,582 million as of December 31, 2025. The change was mainly due to net income of $736 million and positive currency translation effects of $137 million, offset by share repurchases, including taxes of $355 million and dividends paid of $239 million,

TREASURY ACTIVITES

DEBT AND CREDIT ARRANGEMENTS

The Company's total debt on December 31, 2025 and 2024 was $2,153 million and $1,909 million, respectively. The Company had a net debt position (see section Non-GAAP Performance Measures) on December 31, 2025 and 2024 of $1,566 million and $1,554 million, respectively.

In July 2024, the Company entered into a $125 million bilateral revolving credit facility (Bilateral RCF) with substantially the same terms as the revolving credit facility (RCF) with the 11 banks (see below). In May 2022, the Company refinanced its existing RCF of $1,100 million. The facility was syndicated among 11 banks and matures May 2029. The Company pays a commitment fee on the undrawn amount of 0.10%, representing 35% of the applicable margin, which is 0.275% (given the Company’s ratings of "BBB+" from Fitch and “Baa1” from Moody’s). Borrowings under the facility are unsecured. On December 31, 2025, the Company’s unutilized long-term credit facilities were $1,225 million, represented by the RCF and the Bilateral RCF. These facilities are not subject to any financial covenants nor is any other substantial financing of Autoliv.

In October 2025, the Company priced and issued a 5-year green bond for a total of €300 million in the Eurobond market. The bond carries a coupon of 3.0% and matures in October 2030.

In February 2024, the Company priced and issued a 5.5-year green bond for a total of €500 million in the Eurobond market. The bond carries a coupon of 3.625% and matures in August 2029.

In March 2023, the Company priced and issued a 5-year green bond for a total of €500 million in the Eurobond market. The bond carries a coupon of 4.25% and matures in March 2028.

The Company has a €3,000 million Euro Medium Term Note Program in place for being able to issue notes to be traded on the Global Exchange Market of Euronext Dublin. On December 31, 2025, €1,300 million had been issued under this program.

In 2014, the Company issued and sold long-term debt securities in a U.S. Private Placement pursuant to a Note Purchase and Guaranty Agreement dated April 23, 2014, by and among Autoliv ASP Inc., the Company and the purchasers listed therein. On December 31,2025, $470 million remains outstanding from the 2014 issuance, of which $185 is long-term.

On December 31, 2025 Autoliv’s long-term credit rating from Moody’s was Baa1, and from Fitch BBB+. All ratings with stable outlook. As of February 7, 2025, S&P Global Ratings withdrew the ratings for Autoliv on the Company’s request. The company aims to maintain a strong investment grade credit rating.

For additional information about the Company's debt and credit arrangements, see Note 15, Debt and Credit Agreements, to the Consolidated Financial Statements included herein.

FACTORING

During 2025 and 2024, the Company sold receivables and discounted notes related to selected customers. These factoring arrangements increase cash while reducing accounts receivable and customer risks. On December 31, 2025, the Company had received $258 million for sold receivables without recourse and discounted notes with a discount cost of $2 million during the year, compared to $211 million on December 31, 2024 with a discount cost of $3 million recorded in Other non-operating items, net.

NUMBER OF SHARES

At December 31, 2025, 74.7 million shares were outstanding (net of 2.6 million treasury shares), a 3.9% decrease from 77.7 million one year earlier.

The number of shares outstanding is expected to increase by 0.6 million when all RSUs and PSUs vest, see Note 18, Stock Incentive Plans, to the Consolidated Financial Statements included herein.

During 2025, the Company repurchased and retired approximately 3.1 million shares equal to $351 million. During 2024 the Company repurchased and retired approximately 5.1 million shares equal to $552 million. In addition, the Company also retired 2,000,000 treasury shares in December 2024. On June 4, 2025, the Company announced that its Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $2.5 billion of common shares and operates from July 1, 2025 through December 31, 2029.

Contractual Obligations and Commitments

Contractual obligations include debt, sponsored defined benefit plans, lease and purchase obligations that are enforceable and legally binding on the Company.

For material contractual debt obligations as of December 31, 2025, see Note 15, Debt and Credit Agreements, to the Consolidated Financial Statements included herein.

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

The Company sponsors defined benefit plans that cover a significant portion of the Company's U.S. employees and certain non-U.S. employees. The pension plans in the U.S. are funded in conformity with the minimum funding requirements of the Pension Protection Act of 2006. Funding for the Company's pension plans in other countries is based upon plan provisions, actuarial recommendations and/or statutory requirements. Due to volatility associated with future changes in interest rates and plan asset returns, the Company cannot predict with reasonable reliability the timing and amounts of future funding requirements. The Company may elect to make contributions in excess of the minimum funding requirements for the U.S. plans in response to investment performance and changes in interest rates, or when the Company believes that it is financially advantageous to do so and based on other capital requirements. See Note 20, Retirement Plans, to the Consolidated Financial Statements included herein.

COMMITMENTS

The Company has entered into a number of unrecognized unconditional purchase agreements relating to Solar Farms in US and China during 2024, of which none is individually significant for disclosure. Together these agreements have an aggregated termination fee (discounted) of approximately $51 million as of December 31, 2025. These Solar Farm agreements have a contract period ranging from 20-25 years. The future payments (undiscounted) relating to these unrecognized unconditional purchase agreements are in total $60 million to be paid over the following years: 1-3 years: $6 million; 4-5 years: $4 million and; more than 5 years: $50 million.

During 2025 the Company has entered into a global 5-year Enterprise Subscription Agreement. The subscription fees for the software licenses will be paid annually in advance. The future payments (undiscounted) relating to this unrecognized software subscription agreement are in total approximately $42 million to be paid over the following years: Less than 1 year: $12 million; 2-3 years: $25 million; 4-5 years: $5 million.

Additionally, the Company has entered into a number of software license agreements, mainly during 2025, of which none is individually significant for disclosure. The future payments (undiscounted) for these unrecognized software license agreements are in total $26 million to be paid as follows: Less than 1 year: $8 million; 2-3 years: $12 million and 4-5 years: $6 million.

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

Operational Risks

LIGHT VEHICLE PRODUCTION

Around 35% of Autoliv’s costs are fixed; therefore, short-term earnings are dependent on sales volumes and highly dependent on capacity utilization in the Company’s plants.

Global LVP is an indicator of the Company’s sales development. Ultimately, however, sales are determined by the production levels for the individual vehicle models for which Autoliv is a supplier (see Dependence on Customers). The Company’s sales are split over several hundred contracts covering more than 1,300 vehicle models. This moderates the effect of changes in vehicle demand of individual countries and regions as well as production issues. The risk of fluctuating sales has also been mitigated by Autoliv’s rapid expansion in Asia and other growth markets, which has reduced the Company’s former high dependence on sales in Europe to a diversified mix with Europe, the Americas and Asia, each accounting for approximately 29%, 32% and 39%, respectively, of the Company's 2025 total sales.

It is the Company’s strategy to reduce the risks associated with fluctuating LVP by using temporary personnel in direct production, when appropriate. During 2025 and 2024, the level of temporary personnel in relation to total personnel in direct production increased to 12% from 11%. To reduce the potential impact of unusual fluctuations in the production of vehicle models supplied by the Company such as during the financial crisis in 2008-2009 and the COVID-19 pandemic in 2020-2021 – it is also necessary for the Company to be prepared to quickly adapt the level of permanent employees as well as fixed cost production capacity.

PRICING PRESSURE

Pricing pressure from customers is an inherent part of the automotive components business. The historical extent of price reductions varies from year to year and takes the form of one time give backs, reductions in direct sales prices and/or discounted reimbursements for engineering work.

In response, Autoliv is continuously engaged in efforts to reduce costs and to provide customers added value by developing new products. Generally, the speed by which these cost-reduction programs generate results will, to a large extent, determine the future profitability of the Company. The various cost-reduction programs are, to a considerable extent, interrelated. This interrelationship makes it difficult to isolate the impact of costs on any single program; therefore, the Company monitors key measures such as costs in relation to sales and productivity.

In 2025, due to cost pressures from labor and other items the Company engaged in extensive negotiations with its customers regarding compensations.

COMPONENT COSTS AND RAW MATERIAL PRICES

The cost of direct materials was approximately 54% of sales in 2025 (55% in 2024).

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

In 2025, raw material inflation was limited. Cost inflation remained significant and related primarily to labor. The Company took actions, including pricing discussions with customers and suppliers, competitive sourcing and exploring alternative materials.

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

No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and consolidated financial position, or that reserves or insurance will mitigate such impact. See Note 19, Contingent Liabilities, to the Consolidated Financial Statements included herein and Item 3 – Legal Proceedings.

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

The Company’s strategy is to follow a stringent procedure when developing new products and technologies and to apply a proactive “zero-defect” quality policy (see section Quality Management). In addition, the Company maintains a program of insurance, which includes commercial insurance, self-insurance, or a combination of both approaches, for potential recall and product liability claims in amounts and on terms that it believes are reasonable and prudent based on our prior claims experience. However, such insurance may not be sufficient to cover every possible claim that can arise in the Company’s businesses, now or in the future, or may not always be available should the Company, now or in the future, wish to extend, renew, increase or otherwise adjust such insurance. In recent years, the cost of recall and product liability insurance as well as the Company’s level of self-insurance and deductibles has increased. Management’s decision regarding what insurance to procure is also impacted by the cost for such insurance. As a result, the Company may face material losses in excess of the insurance coverage procured. A substantial recall or liability in excess of coverage levels could therefore have a material adverse effect on the Company.

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

TRADE AND TARIFFS

Autoliv is subject to various international trade regulations and regimes and changes in these regimes could lead to increased compliance costs and costs of raw materials and other components. In addition, political conditions leading to trade conflicts and the imposition of tariffs or other trade barriers between countries in which the Company does business could increase its costs of doing business. The effects of the new tariffs imposed in 2025 did not have a material impact on our profitability in 2025, as we achieved customer compensations for more than 80% of tariff costs. Including the dilutive effect of recovered tariffs, operating margin was negatively impacted by around 20 basis points in 2025.

Strategic Risks

REGULATIONS

In addition to vehicle production, the Company’s market is driven by the safety CPV, which is affected by new regulations and new vehicle rating programs, in addition to consumer demand for new safety technologies.

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

The United States upgraded its vehicle rating program, US NCAP, in 2011 and again in 2024. In December 2024, NHTSA issued the Final Notice for the U.S. NCAP, outlining mid‑ and long‑term updates across the VRU Safety Program, Crash Avoidance Program, and Crashworthiness Program, including the adoption of advanced ATDs such as the THOR‑05F. The U.S. Department of Transportation also signaled regulatory modernization efforts, including potential use of negotiated rulemaking, and emphasized priorities such as transparency, vehicle affordability, and improved female occupant protection.

Europe upgraded the Euro NCAP rating system during 2018, and is updating its rating protocol for cars in 2026, and then plans further enhancements on a three-year rolling schedule. Euro NCAP established a rating program for heavy goods vehicles in 2024, which will add assessment of occupant protection in a 2030-timeframe.

China introduced a vehicle rating program in 2006, and together with the C-IASI, a rating program established in 2017 by CAERI, they drive the Chinese vehicle safety market and are beginning to influence developments in other regions. The next major upgrades to China NCAP will be phased in from 2027 through 2030. Both Euro NCAP and China NCAP are considering the use of virtual crash testing with virtual human body models as a new method to evaluate the robust safety performance of passenger vehicles, taking into account a wider number of load cases and variations in occupant weight, sex and age.

Japan and South Korea are continuously upgrading their vehicle rating programs, JNCAP and KNCAP, respectively. Latin America introduced a basic rating program in 2010 followed by ASEAN NCAP in Southeast Asia in 2011. Global NCAP advocates for vehicle standards, and its programs are addressing less regulated markets in Latin America, Africa, India, and South east Asia to promote government and industry action. Several newly industrialized countries, such as Malaysia and Thailand, are increasingly adopting the UN Regulations regarding vehicle safety under the UN 1958 agreement, and Malaysia started the world's first motorcycle safety rating program in 2021. India has required frontal airbags for the driver since July 2019, and passenger airbags since 2021 for all new passenger vehicles. In addition, India started its Bharat NCAP in October 2023 and is working on an upgrade for the next four-year cycle with implementation in October 2027.

Vehicles with automated driving systems are expected to provide additional opportunities through integration of protective safety systems with advanced driver assistance system technologies, as well as new opportunities and challenges related to its impact on vehicle interior layouts, steer-by-wire steering systems, and seating configurations. These developments are expected to be subject to legal requirements and addressed in safety rating assessments.

There are also other plans for improved automotive safety through new or revised regulations, both in the countries mentioned above and in others regions, which could affect the Company’s market. However, there can be no assurance that changes in regulations will not adversely affect the demand for the Company’s products or, at least, result in a slower increase in the demand for them.

DEPENDENCE ON CUSTOMERS

As a result of this highly consolidated market, the Company is dependent on a relatively small number of customers with strong purchasing power. In 2025, the Company's five largest customers accounted for around 40% of global LVP and the ten largest accounted for around 56% of global LVP. In 2025, the Company’s five largest customers accounted for around 44% of consolidated sales and the ten largest customers accounted for around 70% of consolidated sales. The Company's largest customer contract accounted for around 2% of consolidated sales in 2025.

Customer	% of Autoliv sales	% of Global LVP1)
Stellantis	9.8%	5.8%
Toyota	9.6%	12.3%
VW	9.0%	9.6%
Honda	8.3%	3.8%
Hyundai	7.0%	8.1%
Ford	6.8%	3.8%
Nissan	5.3%	3.4%
General Motors	5.2%	4.4%
Mercedes Benz	5.0%	2.4%
BMW	4.0%	2.7%

1) Source: S&P Global January 2026

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

See also Note 21, Segment Information, to the Consolidated Financial Statements included herein.

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

PATENTS AND PROPRIETARY TECHNOLOGY

The Company’s strategy is to protect its innovations with patents, and to vigorously protect and defend its patents, trademarks, and know-how against infringement and unauthorized use. At the end of 2025, the Company held more than 6,600 patents and patents applications. These patents expire on various dates during the period from 2026 to 2045. The expiration of any single patent is not expected to have a material adverse effect on the Company’s financial results.

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

REVENUE RECOGNITION

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is measured based on consideration specified in a contract with a customer, adjusted for any variable consideration (i.e., price concessions) and estimated at contract inception. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. The estimated amount of variable consideration that will be received or paid by the Company is based on historical experience and trends, management's understanding of the status of negotiations with customers and including pricing strategies. Negotiations with customers is an ongoing process and the recognition of variable considerations is impacted by the outcome and timing of these negations. Estimating variable consideration to be received or paid related to price concessions requires significant judgments by management that affect the amount of revenue recorded in the financial statements due to the unique facts and circumstances in each of the customer agreements and the on-going commercial negotiations with the customers. For the year-end 2025 the Company recognized an accrual amounting to $242 million net for variable considerations to be received or paid for variable considerations versus $185 million the year before.

In addition, from time to time, the Company may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments unless the payment concession can be clearly linked to the future business award. If the payments are capitalized, the amounts are amortized to revenue as the related goods are transferred. In the year-end 2025 and 2024 respectively the capitalized amount has been insignificant.

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

The Company continuously assesses the relevant facts and circumstances for on-going litigation matters in its determination of whether it is probable that an asset has been impaired or a liability has been incurred. The Company also considers its historical experience of similar matters using significant judgement to make its estimates. For the years ended December 31, 2025 and 2024 management's estimation process has been consistent and there have not been any material changes to the contingent liabilities recorded during 2025.

For further information regarding the significant on-going claims and lawsuits the Company is involved in, see Note 19 Contingent Liabilities, to the Consolidated Financial Statements.

RECALL PROVISIONS AND WARRANTY OBLIGATIONS

The Company records liabilities for product recalls when probable claims are identified and when it is possible to reasonably estimate costs. Recall costs are costs incurred when the customer decides to formally recall a product due to a known or suspected safety concern. Product recall costs are estimated based on the expected cost of replacing the product and the customers' cost of carrying out the recall, which is affected by the number of vehicles subject to recall and the cost of labor and materials to remove and replace the defective product. The Company maintains a program of insurance, which may include commercial insurance, self-insurance, or a combination of both approaches, for potential recall and product liability claims in amounts and on terms that it believes are reasonable and prudent based on our prior claims experience. The Company’s insurance policies generally include coverage of the costs of a recall, although costs related to replacement parts are generally not covered. Actual costs incurred could differ from the amounts estimated, requiring adjustments to these reserves in future periods. It is possible that changes in our assumptions or future product recall issues could materially affect our financial position, results of operations or cash flows.

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

The provision recorded for product liabilities for the years ended December 31, 2025 and 2024 were $87 million and $65 million respectively. The Company continuously assesses the relevant facts and circumstances for on-going product recall matters and considers its historical experience of similar matters using significant judgement to make its estimates, which are generally supported by external counsel expertise. For the years ended December 31, 2025 and 2024 respectively, management’s estimation process has been consistent and the ultimate outcome for settled product recall matters during the years ended December 31, 2025 have been in line with estimates and for December 31, 2024 were favorable compared to Management’s estimate. The reversal of the reserve in 2024 was related to certain recall issues that were settled with a favorable outcome.

For further information, see Note 14 Product Related Liabilities and Note 19 Contingent Liabilities, to the Consolidated Financial Statements.

DEFINED BENEFIT PENSION PLANS

The Company has defined benefit pension plans in thirteen countries. The most significant plans exist in the U.S. These U.S. plans represent approximately 46% of the Company’s total pension benefit obligation. See Note 20 Retirement Plans to the Consolidated Financial Statements.

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual pension expense. For the U.S. plans, the assumptions used for calculating the 2025 pension expense were a discount rate of 5.60% and an expected long-term rate of return on plan assets of 5.61%.

The assumptions used in calculating the U.S. benefit obligations disclosed, as of December 31, 2025 were a discount rate of 5.22%. The discount rate for the U.S. plans has been set based on the rates of return of high-quality fixed-income investments currently available at the measurement date and are expected to be available during the period the benefits will be paid. The expected rate of long-term return on plan assets are determined based on several factors and must consider long-term expectations and reflect the financial environment in the respective local markets. At December 31, 2025, 27% of the U.S. plan assets were invested in equities, which is close to the target of 32%.

The table below illustrates the sensitivity of the U.S. net periodic benefit cost and projected U.S. benefit obligation to a 1pp change in the discount rate and decrease in return on plan assets for the U.S. plans (in millions). The use of actuarial assumptions is an area of management’s estimate.

Assumption (in millions)	Change	2025 net periodic benefit cost increase (decrease)	2025 projected benefit obligation increase (decrease)
Discount rate	1pp increase	$1	$(14)
Discount rate	1pp decrease	(1)	16
Return on plan assets	1pp decrease	2	n/a

INCOME TAXES

Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Many of these uncertainties arise because of intercompany transactions. The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws. Deferred tax assets are reduced by the amount of any tax benefits that are not expected to be realized. A valuation allowance is recognized if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Evaluation of the realizability of deferred tax assets is subject to significant judgment requiring careful consideration of all facts and circumstances, including key factors such as projected future profitability including tax planning strategies, interpretation of applicable tax laws and on-going or anticipated tax audits. Deferred net tax assets amounted to $446 million for the year 2025 including a valuation allowance of $109 million. For 2024, the deferred net tax assets amounted to $394 million including a valuation allowance of $126 million.

The Company evaluates its uncertain tax positions based on enacted tax laws and consideration of all facts and circumstances, including key factors such as interpretation of applicable tax laws, on-going tax audits or anticipated tax controversies. The unrecognized tax benefits amounted to $36 million and $35 million respectively for the year 2025 and 2024.

See also the discussion of reserves for uncertain tax positions, and the determination of valuation allowances on the Company's deferred tax assets in Note 5, Income Taxes, to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to several markets risks in the ordinary course of business including risks related to currencies, interest rates, financing, capital structure, credit ratings and impairment. See also Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included with this Annual Report for information about how these risks are quantified.

CURRENCY RISKS

1. Transaction Exposure and Revaluation effects

Transaction exposure arises because the cost of a product originates in one currency and the product is sold in another currency. Revaluation effects come from valuation of assets and liabilities denominated in other currencies than the reporting currency of each unit.

The Company's net transaction exposure in 2025 was approximately $2.9 billion. The four largest net exposures are U.S. dollars (sell) against the Mexican Peso, Romanian Lei (buy) against the Euro, U.S. dollars (buy) against Korean Won and Thai Baht (buy) against Japanese Yen. Together these currencies accounted for approximately 43% of the Company’s net currency transaction exposure.

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

2. Translation Exposure in the Income Statement and Balance Sheet

Another effect of exchange rate fluctuations arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars. Outside the U.S., the Company’s most significant currency is the Euro. The Company estimates that 27% of its consolidated net sales will be denominated in Euro or other European currencies during 2026, while 16% of its consolidated net sales are estimated to be denominated in U.S. dollars.

The Company estimates that a 1% increase in the value of the U.S. dollar versus European currencies will decrease reported U.S. dollar annual net sales in 2026 by $30 million, while operating income for 2026 will decline by $3 million, assuming reported corporate average margin.

The Company’s policy is not to hedge this type of translation exposure.

A translation exposure also arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars. The policy of the Company is to finance major subsidiaries in the country’s local currency and to minimize the amounts held by subsidiaries in foreign currency accounts.

Consequently, changes in currency rates relating to funding and foreign currency accounts normally have a small impact on the Company’s income. In 2025 and 2024, the impact from the Company’s currency exposure were not material.

INTEREST RATE RISK

Interest rate risk refers to the risk that interest rate changes will affect the Company’s borrowing costs. The Company's interest rate risk policy states that the average interest rate fixing period should be minimum 1 year and maximum 5 years.

On December 31, 2025, the average interest rate fixing period for the Company’s outstanding debt was 2.9 years, and on December 31, 2024, the average interest rate fixing period for the Company’s outstanding debt was 2.8 years.

Given the Company’s current capital structure, we estimate that a one-percentage point interest rate increase would increase net interest income by approximately $4.7 million on an annual basis. This is based on the capital structure at the end of 2025 when the gross fixed-rate debt was $1,734 million while the Company had a net debt position of $1,566 million (see section Non-GAAP Performance Measures). Thus, a change in the interest rate environment would not have a notable impact on the Company’s interest expense. On December 31, 2025, the Company had $604 million in cash and cash equivalents of which the majority was subject to a floating interest rate.

Fixed interest rate debt may be achieved both by issuing fixed rate notes and through interest rate swaps. The most notable debt carrying fixed interest rates are the €500 million bond issued in 2023, the €500 million bond issued in 2024, the €300 million bond issued in 2025 and the U.S. private placement notes totaling $470 million. See Note 15, Debt and Credit Agreements, to the Consolidated Financial Statements.

FINANCING RISK

Financing risk refers to the risk that it will be difficult and/or expensive to finance new or existing debt to meet the financing needs of the Autoliv Group.

The management of the financing risk ensures access to funding in a cost-efficient way by diversification of funding sources and debt maturities.

Autoliv has diversified its long-term funding sources by issuing notes in the USPP and Eurobond markets, and by signing long-term credit agreements with 12 banks.

The Company has a Euro Medium Term Note Program in place for being able to issue notes to be listed at Euronext Dublin. The Company has established programs for short-term issuance of commercial papers in the Swedish and US markets and short-term credit agreements, e.g. bank overdrafts and money market loans.

To ensure diversification of debt maturities no more than 20% of the Autoliv Group’s total debt may mature the next 12 months, unless such maturities (in excess of 20%) are covered by unutilized committed credit facilities with maturity in excess of 12 months. On December 31, 2025, 19% corresponding to $419 million of the Autoliv Group’s total debt had maturity less than 12 months. This amount was fully covered by unutilized committed credit facilities with maturity in excess of 12 months.

CAPITAL STRUCTURE AND CREDIT RATING

The overall objective relating to Autoliv’s target capital structure and credit rating is to provide the Company with sufficient flexibility to manage the inherent risks and cyclicality in Autoliv’s business and allow the Company to realize strategic opportunities and fund growth initiatives while creating shareholder value.

Autoliv is committed to maintain a “strong investment grade credit rating." As of December 31, 2025, the Company had a long-term credit rating from Moody’s of Baa1 and from Fitch of BBB+. As of February 7, 2025, S&P Global Ratings withdrew the ratings for Autoliv on the company’s request.

The amount of interest-bearing debt impacts future financial flexibility as well as the credit rating. Management uses the non-GAAP measure “Leverage Ratio” to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. It is Autoliv’s target to operate with a leverage ratio (sum of net debt plus pension liabilities divided by EBITDA) of 1.5x or below. On December 31, 2025, the leverage ratio (Non-GAAP measure, see calculation table below) was 1.1x. For details and calculation of leverage ratio, refer to the table below.

CALCULATION OF NON-GAAP MEASURE LEVERAGE RATIO

	December 31,
	2025	2024
Net debt1)	$1,566	$1,554
Pension liabilities	169	153
Debt per the Policy	1,736	1,708

Net income2)	736	648
Income taxes2)	250	227
Interest expense, net2,3)	93	95
Other non-operating items, net2)	15	16
Income from equity method investments2)	(6)	(7)
Depreciation and amortization of intangibles2)	407	387
Capacity alignments costs2)	23	19
Antitrust related matters2)	3	8
Other items2)	—	—
EBITDA per the Policy (Adjusted EBITDA)	$1,521	$1,394
Leverage ratio	1.1	1.2

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

To further reduce credit risk, deposits and financial instruments can only be entered into with core banks up to a calculated risk amount of $250 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. In addition, deposits can be made in U.S. and Swedish government short-term notes and certain AAA rated money market funds, as approved by the Company’s Board of Directors. On December 31, 2025, the Company held $267 million in AAA rated money market funds.

IMPAIRMENT RISK

Impairment risk refers to the risk that the Company will write down a material amount of its goodwill of close to $1.4 billion as of December 31, 2025. This risk is assessed at least annually in the fourth quarter each year when the Company performs its impairment testing.

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

Item 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Autoliv as of December 31, 2025 and 2024 and the Consolidated Statements of Income, Comprehensive Income, Cash Flows and Total Equity for each of the three years in the period ended December 31, 2025, the Notes to the Consolidated Financial Statements, and the Reports of the Independent Registered Public Accounting Firm are included below.

All of the schedules specified under Regulation S-X to be provided by Autoliv have been omitted either because they are not applicable, are not required or the information required is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autoliv, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Revenue recognition
Description of the Matter

As discussed in Note 2 and 12 to the consolidated financial statements, the Company measures revenue based on consideration specified in a contract with a customer, adjusted for any variable consideration, including price concessions. Revenue is recognized based on the agreed-upon price at the time of shipment, and sales incentives, allowances and certain customer payments are recognized as a reduction to revenue at the time of the commitment to provide such incentives or make such payments.

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

Our audit procedures to assess the Company’s identification of and accounting for customer contracts containing variable consideration that are subject to on-going commercial negotiations for price concessions, included, among others, interviewing and obtaining written representations from executives within the Company, responsible for such negotiations with customers, regarding the accuracy and completeness of the Company’s accounting for price concessions and testing a sample of payments and credit memos issued to customers for agreed price concessions. Our procedures also included inspecting a sample of customer contracts, and other related supporting documentation, evaluating the terms therein and assessing the appropriateness of the accounting treatment applied by management, considering the status of the on-going commercial negotiations.

Product recall liabilities
Description of the Matter

As discussed in Notes 2, 12, 14 and 19 to the consolidated financial statements, the Company is exposed to product liability claims in the event its products fail to perform as represented and such failure results, or is alleged to result, in bodily injury, and/or property damage or other loss. The Company records liabilities for product recalls when probable claims are identified and when it is possible to reasonably estimate costs. Provisions for product recalls are estimated based on the expected cost of replacing the product and the customer’s cost of carrying out the recall, which is affected by the number of vehicles subject to recall and the cost of labor and materials to remove and replace the defective product.

Auditing product recall liabilities was complex due to the uncertainty inherent in identifying product recalls, as well as the assumptions and estimates management uses to calculate the provisions for product recalls. These significant assumptions and estimates include the nature, likelihood, timing, and anticipated cost of known and potential claims.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s product recall liabilities process. This included testing controls over management’s process to search for product recalls and determine the assumptions and estimates used to record product recall liabilities.

To audit product recall liabilities, our procedures included, among others, obtaining and reviewing source documentation, used by the Company to estimate the liability and assessing the reasonableness of assumptions used, by performing independent calculations and sensitivity analyses to determine the existence of contrary evidence. We evaluated the Company’s ability to estimate the product recall liabilities by performing retrospective reviews of management’s estimates and comparing actual results to previous estimates made by management. We also obtained letters from the Company’s internal and external legal counsel addressing material claims against the Company, if any, and examined relevant third-party automotive safety regulatory information to identify potential unrecorded product recall liabilities.

/s/ Ernst & Young AB
We have served as the Company's auditor since 1984. Stockholm, Sweden
February 19, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Autoliv, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autoliv, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autoliv, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young AB

Stockholm, Sweden
February 19, 2026

Consolidated Statements of Income

		Years ended December 31,
(DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)		2025	2024	2023
Net sales	Note 21	$10,815	$10,390	$10,475
Cost of sales1)		(8,741)	(8,463)	(8,654)
Gross profit		2,074	1,927	1,822
Selling, general and administrative expenses		(571)	(530)	(500)
Research, development and engineering expenses, net	Note 2	(413)	(398)	(425)
Other income (expense), net2)	Notes 13, 19	(2)	(19)	(207)
Operating income		1,088	979	690
Income from equity method investment	Note 8	6	7	5
Interest income		10	13	13
Interest expense	Note 15	(103)	(108)	(93)
Other non-operating items, net		(15)	(16)	(3)
Income before income taxes		986	875	612
Income tax expense	Note 5	(250)	(227)	(123)
Net income3)		736	648	489
Less: Net income attributable to non-controlling interest		1	1	1
Net income attributable to controlling interest		$735	$646	$488

Earnings per share - basic		$9.59	$8.06	$5.74
Earnings per share - diluted		$9.55	$8.04	$5.72

Weighted average number of shares outstanding, net of treasury shares (in millions)		76.6	80.2	85.0
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)		76.9	80.4	85.2

Cash dividend per share - declared		$3.12	$2.74	$2.66
Cash dividend per share - paid		$3.12	$2.74	$2.66

1) Including a gain on sale of property in China of $6 million and a supplier compensation of $13 million in 2025.

2) Including a cumulative translation gain of $11 million related to the sale of the Russian entity in 2025 and a cumulative translation loss of $12 million in relation to the liquidation of the entities in Netherlands and Italy in 2025.

3) The aggregate transaction gain (loss) included in net income for the 2025, 2024 and 2023 was a loss of $27 million, a gain of $1 million and a loss of $30 million, respectively.

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(DOLLARS IN MILLIONS)	2025	2024	2023
Net income	$736	$648	$489
Other comprehensive income (loss)before tax:
Change in cumulative translation adjustments1)	137	(161)	20
Net change in unrealized components of defined benefit plans	7	(4)	7
Other comprehensive income (loss), before tax	144	(165)	27
Tax effect allocated to other comprehensive income (loss)	(2)	1	(1)
Other comprehensive income (loss), net of tax	142	(164)	25
Comprehensive income	878	484	514
Less: Comprehensive income attributable to non-controlling interest	2	1	1
Comprehensive income attributable to controlling interest	$876	$483	$513

1) See Note 16 for further details.

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

		At December 31,
(DOLLARS AND SHARES IN MILLIONS)		2025	2024
Assets
Cash and cash equivalents		$604	$330
Receivables, net	Note 6	2,236	1,993
Inventories, net	Note 7	992	921
Income tax receivable		24	38
Prepaid expenses and accrued income		212	167
Other current assets	Note 14	34	34
Total current assets		4,101	3,483
Property, plant and equipment, net	Note 9	2,417	2,239
Operating lease right-of-use assets	Note 3	171	158
Goodwill and intangible assets, net	Note 10	1,386	1,375
Other non-current assets	Note 8, 14, 19	568	548
Total non-current assets		4,542	4,320
Total assets		8,644	7,804
Liabilities and equity
Short-term debt	Note 15	419	387
Accounts payable	Note 11	2,007	1,799
Accrued liabilities	Notes 12, 13, 14	1,050	1,056
Income tax payable		133	120
Operating lease liabilities, current	Note 3	43	41
Other current liabilities		271	231
Total current liabilities		3,923	3,633
Long-term debt	Note 15	1,734	1,522
Pension liability	Note 20	169	153
Operating lease liabilities, non-current	Note 3	122	118
Other non-current liabilities		113	92
Total non-current liabilities		2,138	1,885
Commitments and contingencies	Note 19
Common stock1)		77	80
Additional paid-in capital		850	910
Retained earnings		2,308	2,105
Accumulated other comprehensive loss	Note 16	(518)	(659)
Treasury stock (2.6 and 2.7 million shares, respectively)		(146)	(160)
Total controlling interest’s equity		2,572	2,276
Non-controlling interest		10	10
Total equity		2,582	2,285
Total liabilities and equity		$8,644	$7,804

1) Number of shares: 350 million authorized for both years, 77.3 and 80.4 million issued, and 74.7 and 77.7 million outstanding, net of treasury shares, for 2025 and 2024, respectively.

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
(DOLLARS IN MILLIONS)	2025	2024	2023
Operating activities
Net income	$736	$648	$489
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	407	387	378
Gain on divestiture of property	(6)	(4)	—
Deferred income taxes	(13)	(30)	(109)
Undistributed earnings from equity method investments, net of dividends	0	(1)	(1)
Other, net	44	7	(10)
Net change in operating assets and liabilities:
Receivables, gross	(98)	47	(221)
Other operating assets	(26)	67	7
Inventories, gross	(8)	28	(22)
Accounts payable1)	119	(83)	255
Accrued expenses	(30)	(12)	172
Income taxes	30	6	43
Net cash provided by operating activities	1,157	1,059	982
Investing activities
Expenditures for property, plant and equipment1)	(441)	(579)	(573)
Proceeds from sale of property, plant and equipment	18	17	4
Net cash used in investing activities	(423)	(563)	(569)
Financing activities
Net increase (decrease) in other short-term debt	11	(126)	61
Proceeds from long-term debt	521	526	559
Repayment of long-term debt	(311)	(306)	(533)
Dividends paid	(238)	(219)	(225)
Stock repurchases	(351)	(552)	(352)
Common stock options exercised	0	1	1
Dividends paid to non-controlling interest	(1)	(5)	(1)
Net cash used in financing activities	(369)	(680)	(490)
Effect of exchange rate changes on cash and cash equivalents	(90)	16	(20)
Increase (decrease) in cash and cash equivalents	274	(168)	(96)
Cash and cash equivalents at beginning of year	330	498	594
Cash and cash equivalents at end of year	604	$330	$498

1) See Note 17 for further details

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Total Equity

					Accumulated
			Additional		other com-		Total parent	Non-
(DOLLARS AND SHARES	Number of	Common	paid in	Retained	prehensive	Treasury	shareholders’	controlling	Total
IN MILLIONS)	shares	stock	capital	earnings	(loss) income1)	stock	equity	interest	equity
Balance at December 31, 2022	91	$91	$1,113	$2,310	$(522)	$(379)	$2,613	$13	$2,626
Comprehensive Income:
Net income				488			488	1	489
Foreign currency translation					20		20	(0)	20
Pension liability					6		6		6
Total Comprehensive Income							513	1	514
Retired and repurchased shares	(4)	(4)	(70)	(282)			(356)		(356)
Stock-based compensation						11	11		11
Cash dividends declared				(225)			(225)		(225)
Dividends paid to non-controlling interest on subsidiary shares								(1)	(1)
Balance at December 31, 2023	88	$88	$1,044	$2,289	$(496)	$(368)	$2,557	$13	$2,570
Comprehensive Income:
Net income				646			646	1	648
Foreign currency translation					(161)		(161)	(0)	(161)
Pension liability					(3)		(3)		(3)
Total Comprehensive Income							483	1	484
Retired and repurchased shares	(7)	(7)	(134)	(612)		194	(558)		(558)
Stock-based compensation						13	13		13
Cash dividends declared				(219)			(219)		(219)
Dividends paid to non-controlling interest on subsidiary shares								(5)	(5)
Balance at December 31, 2024	80	$80	$910	$2,105	$(659)	$(160)	$2,276	$10	$2,285
Comprehensive Income:
Net income				735			735	1	736
Foreign currency translation					137		137	0	137
Pension liability					5		5		5
Total Comprehensive Income							876	2	878
Retired and repurchased shares	(3)	(3)	(60)	(292)			(355)		(355)
Stock-based compensation						15	15		15
Cash dividends declared				(238)			(238)		(238)
Dividends paid to non-controlling interest on subsidiary shares								(1)	(1)
Other				(1)			(1)		(1)
Balance at December 31, 2025	77	$77	$850	$2,308	$(518)	$(146)	$2,572	$10	$2,582

1) See Note 16 for further details – includes tax effects where applicable.

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

The Company as a whole has met the definition of an operating segment as it engages in business activities from which it may earn revenues and incur expenses, and its consolidated operating results are regularly reviewed by the CEO/CODM to allocate resources and assess performance. Additionally, as Autoliv supplies customers on a global basis it also manages the business on a global basis. Therefore, based on the above analysis, the Company has concluded that the Company is the single operating and reportable segment under ASC 280, Segment Reporting. For more information on the Company's segment, see Note 21.

RECLASSIFICATIONS AND ROUNDINGS

Certain prior-year amounts have been reclassified to conform to current year presentation.

Certain amounts in the consolidated financial statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts.

2. Summary of Significant Accounting Policies

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. The accounting estimates that require management’s most significant judgments include the estimation of variable consideration for the Company's contracts with customers, assessment of recoverability of goodwill and intangible assets, estimation of pension benefit obligations based on actuarial assumptions, estimation of accruals for warranty and recalls, restructuring charges, uncertain tax positions, valuation allowances and legal proceedings. Actual results could differ from those estimates.

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

In addition, from time to time, the Company may make payments to or receive additional consideration from customers in connection with ongoing and future business. These payments to or cash receipts from customers are generally recognized to revenue at the time of the commitment unless the payments to customers can be clearly linked to the future business. If the payments to customers are capitalized, the amounts are amortized to revenue as the related goods are transferred to a customer. Capitalized payments from customers are included in prepaid expenses and accrued income in the Consolidated Balance Sheets.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer, are excluded from revenue.

The Company records compensation for Tariff expenses from customers as sales.

Shipping and handling costs associated with outbound freight before control of a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

Nature of goods and services

The Company generates revenue from the sale of parts, which includes airbag, including steering wheels, and seatbelt products and components, to original equipment manufacturers (“OEMs”).

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

The Company recognizes revenue for parts primarily at a point in time. For parts with revenue recognized at a point in time, the Company generally recognizes revenue upon shipment to the customers and transfer of title and risk of loss under standard commercial terms (typically Free On Board shipping point).

There are certain contracts where the criteria to recognize revenue over time have been met (e.g., there is no alternative use to the Company and the Company has an enforceable right to payment). In such cases, at period end, the Company recognizes revenue and a related asset and associated cost of goods sold and reduction in inventory. However, the financial impact of these contracts is immaterial considering the very short production cycles and limited inventory days on hand. The contract asset balances with customers, included in other current assets, amounted to $20 million as of December 31, 2025 and 2024.

The amount of revenue recognized is based on the purchase order price and adjusted for variable consideration (i.e., price concessions). Customers typically pay for the parts based on customary business practices.

RESEARCH, DEVELOPMENT AND ENGINEERING, NET (R,D & E)

Research and development and most engineering expenses are expensed as incurred. These expenses are reported net of expense reimbursements from contracts to perform engineering design and product development fulfillment activities related to the production of parts. For the years 2025, 2024 and 2023 total reimbursements from customers were $202 million, $213 million and $192 million, respectively.

Certain engineering expenses related to long-term supply arrangements are capitalized when defined criteria in accordance with ASC 340-10, such as the existence of a contractual guarantee for reimbursement, are met.

Tooling is generally agreed upon as a separate contract or a separate component of an engineering contract, as a pre-production project. Capitalization of tooling costs is made only when the specific criteria for capitalization of customer funded tooling in accordance with ASC 340-10 is met. As of December 31, 2025 and 2024,the Company's capitalized costs for customer owned tooling reported as prepaid expenses in the Consolidated Balance Sheets amounted to $94 million and $74 million, respectively. Tools owned by the Company that fulfills the criteria for capitalization is reported as Property, Plant & Equipment (P,P&E). Depreciation on the Company’s owned tooling is recognized in the Consolidated Statements of Income within Cost of sales.

STOCK-BASED COMPENSATION

The compensation costs for all of the Company’s stock-based compensation awards are determined based on the fair value method as defined in ASC 718, Compensation –Stock Compensation. The Company records the compensation expense for awards under the Stock Incentive Plan, including Restricted Stock Units (RSUs) and Performance Shares (PSUs) over the respective vesting period. For further details, see Note 18.

INCOME TAXES

Current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current year. In certain circumstances, payments or refunds may extend beyond twelve months, in such cases amounts would be classified as non-current taxes payable or receivable. The Company accounts for Global Intangible Low-Taxed Income (GILIT) as a current period expense when incurred. Therefore the Company has not recorded deferred taxes for basis differences expected to reverse in future periods. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized in either the financial statements or the tax returns, but not both. The measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax laws. Deferred tax assets are reduced by the amount of any tax benefits that are not expected to be realized. A valuation allowance is recognized if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Evaluation of the realizability of deferred tax assets is subject to significant judgment requiring careful consideration of all facts and circumstances. The Company classifies deferred tax assets and liabilities as non-current in the Consolidated Balance Sheet. Tax assets and liabilities are not offset unless attributable to the same tax jurisdiction and netting is possible according to law and, as it relates to payables and receivables, expected to take place in the same period.

Tax benefits associated with tax positions taken in the Company’s income tax returns are initially recognized when it is more likely than not that those tax positions will be sustained upon examination by the relevant taxing authorities. The Company’s evaluation of its tax benefits is based on the probability of the tax position being upheld if challenged by the taxing authorities (including through negotiation, appeals, settlement and litigation). Whenever a tax position does not meet the initial recognition criteria, the tax benefit is subsequently recognized if there is a substantive change in the facts and circumstances that cause a change in judgment concerning the sustainability of the tax position upon examination by the relevant taxing authorities. In cases where tax benefits meet the initial recognition criterion, the Company continues, in subsequent periods, to assess its ability to sustain those positions. A previously recognized tax benefit is derecognized when it is no longer more likely than not that the tax position would be sustained upon examination. Liabilities for unrecognized tax benefits are classified as non-current unless the payment of the liability is expected to be made within the next 12 months. For further details, see Note 5.

EARNINGS PER SHARE

The Company calculates basic earnings per share (EPS) by dividing net income attributable to controlling interest by the weighted-average number of shares of common stock outstanding for the period (net of treasury shares). The Company’s unvested RSUs and PSUs, of which some include the right to receive non-forfeitable dividend equivalents, are considered participating securities. The diluted EPS reflects the potential dilution that could occur if common stock was issued for awards under the Stock Incentive Plan and is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the proceeds from the exercise of stock option awards to repurchase ordinary shares at the average market price during the period. For unvested restricted stock, assumed proceeds under the treasury stock method will include unamortized compensation cost and windfall tax benefits or shortfalls. For further details, see Notes 18 and 22.

CASH EQUIVALENTS

The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

RECEIVABLES AND ALLOWANCE FOR EXPECTED CREDIT LOSSES

Receivables are recorded at the invoice amount, which represents the fair value of the consideration received or receivable.

In addition to individually assess overdue customer balances for expected credit losses, the Company also calculates an allowance that reflects the expected credit losses on receivables considering both historical experience and forward-looking assumptions. The method calculates the expected credit loss for a group of customers by using the customer groups’ average short-term default rates based on officially published credit ratings and the Company’s historical experience. These default rates are considered the Company’s best estimate of the customer’s ability to pay. The Company regularly reassesses the customer groups and the applied customer group’s default rates by using its best judgment when considering changes in customer’s credit ratings, customer’s historical payments and loss experience, current market and economic conditions and the Company’s expectations of future market and economic conditions.

There can be no assurance that the amount ultimately realized for receivables will not be materially different from that assumed in the calculation of the allowance for expected credit losses.

INVENTORIES

The cost of inventories is computed according to the first-in first-out method (FIFO). Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead. Inventories are evaluated based on individual or, in some cases, groups of inventory items. Reserves are established to reduce the value of inventories to the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Excess inventories are quantities of items that exceed anticipated sales or usage for a reasonable period. The Company calculates provisions for excess and obsolete inventories based on the number of months of inventories on hand compared to anticipated sales or usage. Management uses its judgment to forecast sales or usage and to determine what constitutes a reasonable period. There can be no assurance that the amount ultimately realized for inventories will not be materially different from that assumed in the calculation of the reserves.

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

LEASES

In accordance with ASC 842, Leases, the Company recognizes contracts that is, or contains, a lease when the contract conveys the right to control the use of a physically identified asset for a period of time in exchange for consideration in the balance sheet as a right-of-use asset and lease liability. The Company recognizes a right-of-use asset and a lease liability at lease commencement. The lease liability for both finance and operating leases is measured at the present value of the remaining lease payments, discounted at the implicit interest rate in the lease and if it is not readily determinable, the Company uses its incremental borrowing rate. The right-of-use asset (ROU) for finance and operating leases is initially measured at the sum of the initial lease liability plus initial direct costs plus prepaid lease payments minus lease incentives received. Lease payments include undiscounted fixed payments plus optional payments that are reasonably certain to be owed. Lease payments do not include variable lease payments other than those that depend on an index or rate. Variable lease payments that depend on an index or a rate are included in the calculation of lease payments and in the measurement of the lease liability.

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

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

Finance lease right-of-use assets are presented together with other property, plant and equipment assets and finance lease liabilities are presented together with other current and non-current liabilities in the Consolidated Balance Sheets. Finance leases were not material as of December 31, 2025 or December 31, 2024.

For further details on the Company’s leases, see Note 3.

LONG-LIVED ASSET IMPAIRMENT

The Company evaluates the carrying value and useful lives of long-lived assets, other than goodwill and intangible assets, when indications of impairment are evident, or it is likely that the useful lives have decreased, in which case the Company depreciates the assets over the remaining useful lives. Impairment testing is primarily done by using the cash flow method based on undiscounted future cash flows. Estimated undiscounted cash flows for a long-lived asset being evaluated for recoverability are compared with the respective carrying amount of that asset. If the estimated undiscounted cash flows exceed the carrying amount of the assets, the carrying amounts of the long-lived asset are considered recoverable, and an impairment should not be recorded. However, if the carrying amount of a group of assets exceeds the undiscounted cash flows, an entity must then measure the long-lived assets’ fair value to determine whether an impairment loss should be recognized, generally using a discounted cash flow model. Generally, the lowest level of cash flows for impairment assessment is customer platform level.

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

The Company performs its annual impairment testing in the fourth quarter of each year. Impairment testing is required more often than annually if an event or circumstance indicates that an impairment, or decline in value, may have occurred. The Company uses either a qualitative assessment or a quantitative calculation for its impairment testing. The qualitative assessment permits the Company to assess whether it is more than likely than not (i.e., a likelihood of greater than 50%) that goodwill is impaired. If the Company concludes based on the qualitative assessment that it is not more likely than not that the fair value of goodwill is less than its carrying amount, it would not have to quantitatively determine the asset’s fair value. The Company also considers external factors that could affect the significant inputs used to determine fair value.

In 2025, the Company performed a quantitative impairment test by calculating the fair value of its goodwill. The estimated fair market value of goodwill is determined by the discounted cash flow method.

There were no impairments of goodwill from 2023 through 2025.

WARRANTIES AND RECALLS

The Company records liabilities for product recalls when probable claims are identified and when it is possible to reasonably estimate costs. Recall costs are costs incurred when the customer decides to formally recall a product due to a known or suspected safety concern. Product recall costs are estimated based on the expected cost of replacing the product and the customers' cost of carrying out the recall, which is affected by the number of vehicles subject to recall and the cost of labor and materials to remove and replace the defective product. Insurance receivables, related to recall issues covered by the insurance, are included within other current and non-current assets in the Consolidated Balance Sheets. Provisions for warranty claims are estimated based on prior experience, likely changes in performance of newer products and the mix and volume of products sold. The provisions are recorded on an accrual basis. For further details, see Note 14.

RESTRUCTURING PROVISIONS

The Company defines restructuring expense to include costs directly associated with rightsizing, exit or disposal activities. Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the exit plan are not likely. Due to inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. For further details, see Note 13.

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

The amount recognized as a defined benefit liability is the net total of projected benefit obligation (PBO) minus the fair value of plan assets (if any). For further details, see Note 20.

CONTINGENT LIABILITIES

Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability or other matters (see Note 14). The Company diligently defends itself in such matters and, in addition, carries insurance coverage to the extent reasonably available against insurable risks. The Company records liabilities for claims, lawsuits and proceedings, when they are probable and it is possible to reasonably estimate the cost of such liabilities. Legal costs expected to be incurred in connection with a loss contingency are expensed as such costs are incurred.

The Company believes, based on currently available information, that the resolution of outstanding matters, other than any antitrust related matters described in Note 19 after taking into account recorded liabilities and available insurance coverage, should not have a material effect on the Company’s financial position or results of operations. However, due to the inherent uncertainty associated with such matters, there can be no assurance that the final outcomes of these matters will not be materially different from current estimates.

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

RECEIVABLES AND LIABILITIES IN NON-FUNCTIONAL CURRENCIES

Receivables and liabilities not denominated in functional currencies are converted at year-end exchange rates. Net transaction (losses) gains, reflected in the Consolidated Statements of Income, amounted to $(27) million in 2025, $1 million in 2024 and $(30) million in 2023, and are recorded in operating income if they relate to operational receivables and liabilities or are recorded in other non-operating items, net if they relate to financial receivables and liabilities.

NEW ACCOUNTING STANDARDS

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (ASC). The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial statements.

Adoption of New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures as well as improve the effectiveness of income tax disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The amendments in this update also require that all entities disclose on an annual basis certain detailed information about income taxes paid. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-09 updated should be applied on a prospective basis. Retrospective application is permitted. The Company adopted ASU 2023-09 prospectively as of December 31, 2025. The adoption of ASU 2023-09 resulted in incremental disclosures in the Company's financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities, to improve GAAP by establishing authoritative guidance on the accounting for government grants received by a business entity. The amendments in ASU 2025-10 establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The amendments in ASU 2025-10 require that a government grant received by a business entity should not be recognized until: 1) It is probable that (a) a business entity will comply with the conditions attached to the grant and (b) the grant will be received. 2) A business entity meets the recognition guidance for a grant related to an asset or a grant related to income. The amendments in ASU 2025-10 also require that a business entity provide disclosures, including the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and condition of the grant. The amendments in ASU 2025-10 are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments in ASU 2025-10 should be applied using one of the following transition approaches: 1) A modified prospective approach to both: (a) Government grants that are entered into on or after the effective date (b) Government grants that are not complete as of the effective date. 2) A modified retrospective approach to both: (a) Government grants that are entered into on or after the beginning of the earliest period presented (b) Government grants that are not complete as of the beginning of the earliest period presented. 3) A retrospective approach to all government grants through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the earliest period presented. The Company adopted ASU 2025-10 using the modified retrospective as of December 31, 2025. No material adjustments were required as a result of the retrospective adoption of ASU 2025-10.

Accounting Standards Issued But Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, to improve financial reporting by requiring additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 do not change or remove current expense disclosure requirements. The amendments require that at each interim and annual reporting period an entity should disclose the amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to any or all periods presented in the financial statements. The adoption of ASU 2024-03 is expected to result in incremental disclosures in the Company’s financial statements. The Company will adopt the amendments in ASU 2024-03 prospectively upon the effective date.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Targeted improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40. ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) Management has authorized and committed to funding the software project and 2) It is probable that the project will be completed, and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in ASU 2025-06 permits entities to use either 1) a prospective transition approach, 2) a modified transition approach, or 3) a retrospective transition approach. The Company is currently assessing the impact that ASU 2025-06 will have on its financial statements and expects to adopt the amendments in ASU 2025-06 using the prospective transition approach. The Company expects that its capitalization of internal-use software costs will not change significantly under the amendments in ASU 2025-06.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025-11 can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company expects to early adopt ASU 2025-11 prospectively to all prior periods presented in the first quarter of 2026. The Company expects that the adoption of ASU 2025-11 will not have a significant impact on its interim disclosures.

3. Leases

The Company has operating leases for offices, manufacturing and research buildings, machinery, cars, data processing and other equipment. The Company’s leases have remaining lease terms of 1 to 43 years, some of which include options to extend the leases for up to 25 years, and some of which include options to terminate the leases within one year.

As of December 31, 2025, the Company has no additional material operating leases that have not yet commenced.

The following tables provide information about the Company’s operating leases. The Company has not identified any material finance leases as of December 31, 2025; therefore, the finance lease components have not been disclosed in the tables below.

Lease cost

(Dollars in millions)	2025	2024	2023
Operating lease cost	$48	$47	$54
Short-term lease cost	7	6	8
Variable lease cost	7	6	5
Sublease income	(1)	(1)	(1)
Total lease cost	$62	$58	$66

Other information
	Year ended or as of December 31,
(Dollars in millions)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$49	$45
Right-of-use assets obtained in exchange for new operating lease liabilities	46	27
Weighted-average remaining lease term - operating leases	8.7 years	8.9 years
Weighted-average discount rate - operating leases	3.2%	3.3%

Maturities of operating lease liabilities (undiscounted cash flows) are as follows:

(Dollars in millions)	Maturities
2026	$41
2027	31
2028	21
2029	15
2030	10
Thereafter	72
Total operating lease payments	189
Less imputed interest	(24)
Total operating lease liabilities	$165

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

The tables below present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024. The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (ISDA agreements) with all derivative counterparties, the fair values in the tables below and in the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024 have been presented on a gross basis. According to the close-out netting agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company choose not to offset are presented below.

DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS

There were no derivatives designated as hedging instruments as of December 31, 2025 and December 31, 2024.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding at December 31, 2025 and December 31, 2024 were foreign exchange swaps.

For 2025, the Company recognized a gain of $8 million in other non-operating items, net for derivative instruments not designated as hedging instruments. For 2024, the Company recognized a loss of $27 million. For 2023, the Company recognized a loss of $2 million. The realized part of the losses referred to above are reported under financing activities in the statement of cash flows. For 2025 the gains and losses, net recognized as interest expense were a loss of $5 million. For 2024 and 2023, the gains and losses, net recognized as interest expense were immaterial.

	DECEMBER 31, 2025						DECEMBER 31, 2024
			Fair Value Measurements						Fair Value Measurements
			Derivative asset		Derivative liability				Derivative asset		Derivative liability
	Nominal		(Other current		(Other current		Nominal		(Other current		(Other current
(Dollars in millions)	volume		assets)		liabilities)		volume		assets)		liabilities)
DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS
Foreign exchange swaps, less than 6 months	$3,294	1)	$12	2)	$24	3)	$2,916	4)	$22	5)	$42	6)
TOTAL DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS	$3,294		$12		$24		$2,916		$22		$42

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $3,294 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $12 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $24 million.

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

During the fourth quarter of 2025, the Company issued a 5-year €300 million green Eurobond. During the first quarter of 2024 and first quarter of 2023, the Company issued its first green Eurobonds, of €500 million each.

The fair value and carrying value of debt are summarized in the table below.

	DECEMBER 31, 2025		DECEMBER 31, 2024
(Dollars in millions)	CARRYING VALUE1)	FAIR VALUE	CARRYING VALUE1)	FAIR VALUE
LONG-TERM DEBT
Bonds	$1,715	$1,736	$1,512	$1,527
Loans	17	17	10	10
	2	2	0	0
TOTAL	$1,734	$1,755	$1,522	$1,537

SHORT-TERM DEBT
Short-term portion of long-term debt	$285	$287	$273	$275
Overdrafts and other short-term debt	134	134	114	114
TOTAL	$419	$421	$387	$389

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

For the period 2023 to 2025, the Company did not record any material impairment charges on its long-lived assets for its continuing operations.

5. Income Taxes

INCOME BEFORE INCOME TAXES (Dollars in millions)	2025	2024	2023
U.S.	$(95)	$(51)	$29
Non-U.S.	1,081	926	583
Total	$986	$875	$612

PROVISION (BENEFIT) FOR INCOME TAXES (Dollars in millions)	2025	2024	2023
Current
U.S. federal	$6	$(6)	$19
Non-U.S.	256	260	210
U.S. state and local	1	3	3

Deferred
U.S. federal	(15)	(11)	(7)
Non-U.S.	5	(16)	(101)
U.S. state and local	(3)	(3)	(1)
Total income tax expense	$250	$227	$123

EFFECTIVE INCOME TAX RATE (AFTER ADOPTION OF ASU 2023-09)
(Dollars in millions)	YEAR ENDED DECEMBER 31, 2025
US Federal Statutory Tax Rate	$207	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect	(1)	(0.1%)
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	0	0.0%
Effect of Cross Border Tax Laws
Global Intangible Low Taxed Income	14	1.4%
Tax Credits	(7)	(0.7%)
Changes in Valuation Allowances	0	0.0%
Non-taxable or Non-deductible items	1	0.1%
Other Domestic Federal Tax Items	0	0.0%
Foreign Tax Effects
China
Statutory tax rate difference between China and United States	11	1.1%
Withholding Taxes	25	2.5%
Changes in Valuation Allowances	1	0.1%
Other	(4)	(0.4%)
Germany
Changes in Valuation Allowances	(13)	(1.3%)
Other	(1)	(0.1%)
India
Changes in Valuation Allowances	(2)	(0.2%)
Settlement of Tax Audits	10	1.0%
Other	7	0.7%
Mexico
Other	19	1.9%
Sweden
Foreign Tax Credit	(23)	(2.3%)
Other	(4)	(0.4%)
Turkey
Other Deferred Tax Adjustments	(12)	(1.2%)
Other	4	0.4%
Other Foreign Jurisdictions
Enacted changes in tax laws or rates	2	0.2%
Change in Valuation Allowances	(3)	(0.3%)
Other Adjustments	21	2.2%
Worldwide Changes in unrecognized tax benefits	(2)	(0.2%)
Other Adjustments	0	0.0%
Total	250	25.4%

State and local income taxes in Alabama, Texas, Tennessee and Indiana comprise the majority of the state and local income taxes, net of federal effect category.

EFFECTIVE INCOME TAX RATE (PRIOR TO ADOPTION OF ASU 2023-09) (%)	2024	2023
U.S. federal income tax rate	21.0%	21.0%
Non-Deductible Expenses	0.9	1.8
Foreign tax rate variances	2.2	4.6
Tax credits	(2.1)	(3.9)
Change in Valuation Allowances	0.5	11.6
Changes in tax reserves	(2.1)	2.7
Provision to Return	(1.5)	(0.2)
Earnings of equity investments	(0.2)	(0.2)
Withholding taxes	5.6	5.2
State taxes, net of federal benefit	0.0	0.3
Tax Audits	(0.5)	0.0
Other Deferred Tax Adjustments1)	0.0	(26.7)
U.S. FDII Deduction	0.0	(0.4)
U.S. GILTI Tax	1.9	3.4
Impact of Translation Rates	0.6	1.1
Other, net	(0.3)	(0.2)
Effective income tax rate	26.0%	20.1%

1) Deferred tax asset recognized in 2023 due to the transfer of certain assets and operations as part of the Company's restructuring activities.

The following table summarizes the Company’s income tax payments net of tax refunds by jurisdiction:

INCOME TAXES PAID (Dollars in millions)	2025	2024	2023
US Federal	$(13)
US State and Local	4
Foreign:
China	90
India	21
Japan	23
Korea	13
Mexico	24
Romania	15
Thailand	34
Other1)	19
Foreign Subtotal	239
Total cash paid for income taxes (net of refunds)	$230
Total cash paid for income taxes (Prior to ASU 2023-09)		$207	$192
1) Includes jurisdictions below the threshold for the period presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 31, 2025, the Company had net operating loss carryforwards (NOL’s) of approximately $329 million, of which approximately $311 million have no expiration date. The remaining losses expire on various dates through 2035.

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

The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. At any given time, the Company is undergoing tax audits in several tax jurisdictions, covering multiple years. The Company is no longer subject to income tax examination by the U.S. Federal tax authorities for years prior to 2022. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2016. The Company is undergoing tax audits in several non-U.S. jurisdictions and several U.S. state jurisdictions, covering multiple years. As of December 31, 2025, as a result of those tax examinations, the Company is not aware of any proposed income tax adjustments that would have a material impact on the Company’s financial statements, however, other audits could result in additional increases or decreases to the unrecognized tax benefits in some future period or periods.

The following table summarizes the activity related to the Company’s unrecognized tax benefits.

UNRECOGNIZED TAX BENEFITS (Dollars in millions)	2025	2024	2023
Unrecognized tax benefits at beginning of year	$35	$83	$67
Increases as a result of tax positions taken during a prior period	1	0	8
Increases as a result of tax positions taken during the current period	8	4	7
Decreases as a result of tax positions taken during a prior period	0	(6)	0
Decreases relating to settlements with taxing authorities	(4)	(6)	0
Decreases resulting from the lapse of the applicable statute of limitations	(4)	(39)	0
Translation Difference	0	(1)	1
Total unrecognized tax benefits at end of year	$36	$35	$83

The Company recognizes interest and potential penalties accrued related to unrecognized tax benefits in tax expense. As of December 31, 2024, the Company recorded $43 million of taxes payable for unrecognized tax benefits, including $11 million accrued for interest and penalties. In addition, $3 million of unrecognized tax benefits reported above are offset by valuation allowances. During 2025, the Company recorded a net increase of $14 million to income tax reserves for unrecognized tax benefits related to tax positions taken in current year. Also, during 2025, the Company recorded a net decrease of $15 million to income tax reserves for unrecognized tax benefits due to settlement of audits and expiration of statutes of limitations.

As of December 31, 2025, the Company has recorded $42 million of taxes payable for unrecognized tax benefits, including $9 million accrued for interest and penalties. In addition, $3 million of unrecognized tax benefits reported above are offset by valuation allowances. Of the total unrecognized tax benefits of $42 million recorded as taxes payable at December 31, 2025, $6 million is classified as current income tax payable, and $36 million is classified as non-current tax payable included in Other Non-Current Liabilities on the Consolidated Balance Sheets. Substantially all of these reserves would impact the effective tax rate if released into income.

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities were as follows.

DEFERRED TAXES (Dollars in millions)	December 31,
	2025	2024	2023
Assets
Provisions	$114	$112	$126
Costs capitalized for tax	110	85	57
Other Deferred Tax Asset1)	171	158	160
Property, plant and equipment	24	30	11
Retirement Plans	48	39	40
Tax receivables, principally NOL’s	93	99	133
Deferred tax assets before allowances	560	523	527
Valuation allowances	(109)	(126)	(129)
Total	451	397	398

Liabilities
Distribution taxes	(5)	(3)	(3)
Other	0	0	(1)
Total	(5)	(3)	(4)
Net deferred tax asset	$446	$394	$394

1) Deferred tax asset recognized in 2023 due to the transfer of certain assets and operations as part of the Company’s restructuring activities,

and is partially offset by the increased valuation allowances.

The following table summarizes the activity related to the Company’s valuation allowances (dollars in millions):

VALUATION ALLOWANCES AGAINST DEFERRED TAX ASSETS (Dollars in millions)	December 31,
	2025	2024	2023
Allowances at beginning of year	$126	$129	$46
Benefits reserved current year	6	11	81
Benefits recognized current year1)	(34)	(6)	(2)
Translation difference	11	(8)	4
Allowances at end of year	$109	$126	$129

1) Benefits reserved in 2023 include the partial reserve against deferred tax assets recognized in 2023 due to the transfer of certain assets and operations as part of the Company's restructuring activities.

As of December 31, 2025, the Company did not record U.S. income taxes on undistributed earnings in some foreign subsidiaries because those earnings were indefinitely reinvested in the operation of those subsidiaries. Most of these undistributed earnings are not subject to withholding taxes upon distribution to intermediate holding companies. However, when appropriate, the Company provides for the cost of such distribution taxes. Determining the unrecognized deferred tax liability on those unremitted earnings is not practicable because of the complexity of the hypothetical calculation and the inherent uncertainty regarding the timing and manner of any potential future repatriation. If such earnings were to be distributed, the Company could be subject to additional U.S. federal and state income taxes, foreign withholding taxes, and other tax consequences.

6. Receivables

(Dollars in millions)	December 31,
	2025	2024	2023
Receivables	$2,250	$2,003	$2,206
Allowance for credit losses at beginning of year	(10)	(8)	(10)
Reversal of (addition to) allowance	(6)	(2)	(2)
Write-off against allowance	2	0	3
Translation difference	(1)	0	(0)
Allowance for credit losses at end of year	(14)	(10)	(8)
Total receivables, net of allowance	$2,236	$1,993	$2,198

7. Inventories

(Dollars in millions)	December 31,
	2025	2024	2023
Raw material	$481	$418	$457
Work in progress	293	295	347
Finished products	304	290	296
Inventories gross	1,078	1,003	1,100
Inventory reserve at beginning of year	(82)	(89)	(91)
Change in reserve, net	2	1	3
Translation difference	(6)	5	(0)
Inventory reserve at end of year	(86)	(82)	(89)
Total inventories, net of reserve	$992	$921	$1,012

8. Investments and Other Non-Current Assets

(Dollars in millions)	December 31,
	2025	2024
Equity method investments	$16	$13
Deferred tax assets	461	412
Income tax receivables	17	19
Insurance receivables	6	44
Other non-current assets	68	60
Total other non-current assets	$568	$548

As of December 31, 2025 and 2024, the Company had one equity method investment. The Company owns 49% of Autoliv-Hirotako Safety Sdn, Bhd (parent and subsidiaries) in Malaysia which it currently does not control, but in which it exercises significant influence over operations and financial position.

9. Property, Plant and Equipment

(Dollars in millions)	December 31,
	2025	2024	Estimated life
Land and land improvements	$131	$127	n/a to 15
Buildings	1,174	1,038	20-40
Machinery and equipment	5,090	4,539	3-12
Construction in progress	527	629	n/a
Property, plant and equipment	6,922	6,334
Less accumulated depreciation	(4,506)	(4,095)
Net of depreciation	$2,417	$2,239

DEPRECIATION INCLUDED IN (Dollars in millions)	2025	2024	2023
Cost of sales	$365	$347	$340
Selling, general and administrative expenses	15	13	12
Research, development and engineering expenses, net	25	26	24
Total	$405	$385	$376

No significant fixed asset impairments related to the Company’s operations were recognized during 2025, 2024 or 2023.

The net book value of machinery and equipment and buildings and land under finance lease contracts recorded at December 31, 2025 and December 31, 2024 and included in the table above were immaterial. The amortization expense related to finance leases is included with depreciation expenses disclosed in the table above.

10. Goodwill and Intangible Assets

	December31,
GOODWILL (Dollars in millions)	2025	2024
Carrying amount at beginning of year	$1,368	$1,378
Translation differences	11	(10)
Carrying amount at end of year	$1,379	$1,368

Approximately $1.2 billion of the Company’s goodwill is associated with the 1997 merger of Autoliv AB and the Automotive Safety Products Division of Morton International, Inc. No goodwill impairment charges were recognized during 2025, 2024 or 2023.

	December 31,
AMORTIZABLE INTANGIBLES (Dollars in millions)	2025	2024
Gross carrying amount	$401	$386
Accumulated amortization	(393)	(379)
Carrying value	$7	$7

At December 31, 2025, intangible assets subject to amortization mainly relate to acquired technology. No significant impairments of intangible assets were recognized during 2025, 2024 or 2023.

Amortization expense related to intangible assets for the years 2025, 2024 and 2023 were immaterial and estimated future amortization expense is immaterial for all future periods.

11. Supplier Finance Program Obligations

The Company has an agreement with an external payment service provider to facilitate the payments to certain suppliers. The outstanding obligations confirmed towards the external payment service provider are recorded in Accounts Payable in the Consolidated Balance Sheet until payment has been effected. The Company has undertaken to make sure the payment is effected on the original invoice maturity date. The average payment terms during 2025 was 116 days compared to 117 days during 2024.

The roll-forward of the Company's outstanding obligations confirmed as valid under its supplier finance program for the year ended December 31, 2025 is as follows (dollars in millions):

	As of December 31,
(Dollars in millions)	2025	2024
Confirmed obligations outstanding at beginning of the period	$335	$345
Invoices confirmed during the period	1,671	1,536
Confirmed invoices paid during the period	(1,641)	(1,546)
Confirmed obligations outstanding at end of the period	$365	$335

12. Accrued liabilities

	December 31,
(Dollars in millions)	2025	2024
Employee-related liabilities	$228	$203
Variable considerations to customers	242	185
Restructuring reserve	82	151
Product related liabilities	87	65
Other accrued liabilities	411	451
Total accrued liabilities	$1,050	$1,056

13. Restructuring

Restructuring provisions are made on a case-by-case basis and primarily include severance costs incurred in connection with employee reductions and plant consolidations. Restructuring costs other than employee related costs are immaterial for all periods presented and are included in the table below. The Company expects to finance restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its existing credit facilities. The Company does not expect that the execution of these programs will have an adverse impact on its liquidity position. The changes in the employee-related reserves in the table below have been charged against Other income (expense), net in the Consolidated Statements of Income. The restructuring reserve balance is included within Accrued liabilities in the Consolidated Balance Sheet (see Note 12).

	December 31,
(Dollars in millions)	2025	2024	2023
Reserve at beginning of the period	$151	$213	$32
Provision - charge	10	20	212
Provision - reversal	(2)	(2)	(1)
Cash payments	(91)	(69)	(35)
Translation difference	14	(11)	7
Reserve at end of the period	$82	$151	$213

The restructuring charges in 2025 of $10 million mainly related to the global structural cost reduction program activities initiated in 2023 in Europe. The cash payments of $91 million in 2025 mainly related to restructuring activities in Europe. As of December 31, 2025, the majority of the restructuring reserve balance was attributed to global structural cost reduction program activities in Europe. The Company does not expect to recognize additional material restructuring charges during 2026 related to ongoing restructuring programs. The main part of the remaining balance for the activities initiated in Europe in 2023 is expected to be concluded in 2026.

The restructuring charges in 2024 of $20 million mainly related to the global structural cost reduction program activities initiated in 2023 in Europe. The cash payments of $69 million in 2024 mainly related to restructuring activities in Europe.

The restructuring charges in 2023 of $212 million related to the global structural cost reduction program activities initiated in 2023, primarily in Europe. Cash payments of $35 million in 2023 mainly related to restructuring activities in Europe.

14. Product Related Liabilities

Autoliv is exposed to product liability and warranty claims in the event that the Company’s products fail to perform as represented and such failure results, or is alleged to result, in bodily injury, and/or property damage or other loss. The Company has reserves for product risks. Such reserves are related to product performance issues including recall, product liability and warranty issues. The reserve for product related liabilities is included in accrued expenses on the Consolidated Balance Sheet. For further information, see Note 19.

The Company records liabilities for product related risks when probable claims are identified and when it is possible to reasonably estimate costs. Changes in reserve for warranty claims are estimated based on prior experience, likely changes in performance of newer products, and the mix and volume of the products sold. The changes in reserve are recorded on an accrual basis.

In 2025, the additions to the reserve mainly related to warranty related issues. Cash payments were also mainly related to warranty related issues. None of these matters were individually material during 2025.

In 2024, the additions to the reserve mainly related to warranty related issues. The reversal of the reserve was related to certain recall issues that were settled with a favorable outcome. Cash payments were related to warranty and recall related issues. None of these matters were individually material during 2024.

In 2023, the change in reserve and cash payments mainly related to the Andrews litigation settlement with the reserve partly offset by reversal of recall related issues.

The Company’s recall related issues as of December 31, 2025 are partly covered by insurance. Insurance receivables are included within other current and non-current assets on the Consolidated Balance Sheet. As of December 31, 2025, the Company had total insurance receivables related to recall issues of $14 million ($54 million as of December 31, 2024).

The table below summarizes the change in the balance sheet position of the product related liabilities (dollars in millions).

	December 31,
(Dollars in millions)	2025	2024	2023
Reserve at beginning of the year	$65	$96	$145
Addition to reserve	54	16	28
Reversal of preexisting reserve	0	(16)	(3)
Cash payments	(36)	(30)	(74)
Translation difference	3	(2)	0
Reserve at end of the year	$87	$65	$96

15. Debt and Credit Agreements

SHORT-TERM DEBT

On December 31, 2025 and 2024, total short-term debt was $419 million and 387 million, respectively. In 2014, the Company issued long-term debt securities in a U.S. Private Placement. On December 31, 2025, the total short-term debt outstanding from the 2014 issuance was $285 million, with maturity in April 2026.

The Company’s subsidiaries have credit agreements, including but not limited to, overdraft facilities with several local banks. Total available short-term facilities on December 31, 2025, excluding commercial paper facilities as described below, amounted to $601 million, of which approximately $112 million was utilized. The weighted average interest rate on total short-term debt outstanding on December 31, 2025 and 2024, excluding the short-term portion of long-term debt, was 4% and 5%, respectively.

LONG-TERM DEBT

As of December 31, 2025 and 2024, total long-term debt was 1,734 million and 1,522 million, respectively.

In October 2025, the Company priced and issued a 5-year green bond for a total of €300 million in the Eurobond market. The bond carries a coupon of 3.0% and matures in October 2030.

In February 2024, the Company priced and issued a 5.5-year green bond for a total of €500 million in the Eurobond market. The bond carries a coupon of 3.625% and matures in August 2029.

In March 2023, the Company priced and issued a 5-year green bond for a total of €500 million in the Eurobond market. The bond carries a coupon of 4.25% and matures in March 2028.

In 2014, the Company issued long-term debt securities in a U.S. Private Placement. On December 31, 2025, the total long-term debt outstanding from the 2014 issuance was $185 million aggregate principal amount of 15-year senior notes with an interest rate of 4.44%.

CREDIT FACILITIES

In July 2024, the Company entered into an $125 million bilateral revolving credit facility (Bilateral RCF) with substantially the same terms as the RCF with the 11 banks (see below). On December 31, 2025, this facility was not utilized.

In May 2022, the Company refinanced its existing revolving credit facility (RCF) of $1,100 million. The facility was syndicated among 11 banks and matures in May 2029. The Company pays a commitment fee on the undrawn amount of 0.10%, representing 35% of the applicable margin, which is 0.275% (given the Company’s ratings of “BBB+ from Fitch and “Baa1” from Moody’s). Borrowings under the facility are unsecured. On December 31, 2025, this facility was not utilized.

The Company has a €3,000 million Euro Medium Term Note Program in place for being able to issue notes to be traded on the Global Exchange Market of Euronext Dublin. On December 31, 2025, €1,300 million had been issued under this program (see long-term debt above).

The Company has a $1.0 billion US commercial paper program and a SEK 7 billion (approx. $763 million) Swedish commercial paper program. On December 31, 2025, there were no amounts outstanding under these respective facilities.

The Company is not subject to any financial covenants, i.e., performance related restrictions, in any of its significant long-term borrowings or commitments.

CREDIT RISK

In the Company’s financial operations, credit risk arises in connection with cash deposits with banks and when entering into forward exchange agreements, swap contracts or other financial instruments. In order to reduce this risk, deposits and financial instruments are only entered with a limited number of banks up to a calculated risk amount of $250 million per bank for banks rated A- or above and up to $50 million for banks rated BBB+. The policy of the Company is to work with banks that have a strong credit rating and that participate in the Company’s financing. In addition to this, deposits of up to an aggregate amount of $2 billion can be placed in U.S. and Swedish government paper and in certain AAA rated money market funds. On December 31, 2025, the Company had placed $267 million in money market funds.

The table below shows debt maturity as cash flow. For a description of hedging instruments used as part of debt management, see the Financial Instruments section of Note 2 and Note 4.

DEBT PROFILE

							Total
PRINCIPAL AMOUNT BY EXPECTED MATURITY (dollars in millions)	2026	2027	2028	2029	2030	Thereafter	long- term	Total
Bonds	$285	$—	$589	$774	$353	$—	$1,715	$2,000
Loans	122	9	4	4	—	2	19	141
Other short-term debt	12	—	—	—	—	—	—	12
Total principal amount	$419	$9	$593	$778	$353	$2	$1,734	$2,153

16. Shareholders’ Equity

The number of shares outstanding as of December 31, 2025 was 74,705,356.

DIVIDENDS	2025	2024	2023
Cash dividend paid per share	$3.12	$2.74	$2.66
Cash dividend declared per share	$3.12	$2.74	$2.66

OTHER COMPREHENSIVE LOSS / ENDING BALANCE1) (Dollars in millions)	2025	2024
Cumulative translation adjustments	$(487)	$(629)
Net pension liability	(31)	(31)
Total (ending balance)	$(518)	$(659)

Deferred taxes on the pension liability	$9	$10

1) The components of Other Comprehensive Loss are net of any related income tax effects.

In 2025, a cumulative translation gain of $11 million related to the sale of the Russian entity and a cumulative translation loss of $12 million related to the liquidation of the entities in Netherlands and Italy have been recycled and reported as part of the net change of cumulative translation adjustment in the Comprehensive Income Statement and Equity Statement. In the Statement of Income these gains and losses have been reported as part of Other income (expense), net. In 2024, a cumulative translation gain of $1 million related to liquidated entities was recycled and reported as part of the net change of cumulative translation adjustment in the Comprehensive income statement and Equity statement.

SHARE REPURCHASE PROGRAM

On June 4, 2025, the Company announced that its Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $2.5 billion of common shares and operates from July 1, 2025 through December 31, 2029.

During 2025, 2024 and 2023 the Company repurchased and retired 3,141,947 shares, 5,052,938 shares and 3,671,252 shares for $351 million, $552 million and $352 million, respectively.

17. Supplemental Cash Flow Information

Payments for interest and income taxes were as follows:

(Dollars in millions)	2025	2024	2023
Interest	$98	$104	$80
Income taxes	230	207	192

As of December 31, 2025, $104 million of the Company's capital expenditures for property, plant and equipment during 2025 was included in Accounts Payable balance, and therefore represents a noncash investing activity.

18. Stock Incentive Plan

The Company maintains the Autoliv, Inc. 1997 Stock Incentive Plan, as amended (the “Stock Incentive Plan”), pursuant to which it has granted to eligible employees and non-employee directors restricted stock units (RSUs) and performance shares (PSUs).

The fair value of the RSUs and PSUs is calculated as the grant date fair value of the shares expected to be issued. The RSUs and PSUs granted in 2025, 2024 and 2023 entitle the grantee to receive dividend equivalents in the form of additional RSUs and PSUs subject to the same vesting conditions as the underlying RSUs and PSUs. For the grants made during 2025, 2024 and 2023, the fair value of a RSU and a PSU was calculated by using the closing stock price on the grant date and, with respect to a PSU, estimated target performance. The grant date fair value for the RSUs and PSUs granted during 2025 was approximately $9 million and approximately $10 million, respectively.

Pursuant to the Company’s non-employee director compensation policy effective May 1, 2024, the Company’s non-employee directors receive an annual RSU grant having a grant date value equal to $162,500 and the Chairman of the Board of Directors also receives an additional annual RSU grant having a grant date value equal to $90,000. All RSUs granted to non-employee directors vest in one installment on the earlier of the next AGM or the first anniversary of the grant date, in each case subject to the grantee’s continued service as a non-employee director on the vesting date with limited exceptions. The RSUs granted to the Company’s non-employee directors entitle the grantee to receive dividend equivalents in the form of additional RSUs subject to the same vesting conditions as the underlying RSUs. The grant date fair value for the RSUs granted in 2025 to the Company’s non-employee directors was approximately $2 million.

The source of the shares issued upon vesting of awards is generally from treasury shares. The Stock Incentive Plan provides for the issuance of up to 9,585,055 common shares for awards. At December 31, 2025, 7,339,781 of these shares have been issued for awards and 2,245,274 shares remain available for future grants.

All Stock Options (SOs) were granted for 10-year terms, had an exercise price equal to the fair market value per share of common stock at the date of grant, and became exercisable after one year of continued employment following the grant date. As of December 31, 2025, all SOs have been exercised or expired.

The Company recorded approximately $20 million, $16 million and $14 million stock-based compensation expense related to RSUs and PSUs for 2025, 2024 and 2023, respectively. The compensation expense is included in the same lines as cash compensation paid to the same employees and nonemployees for all periods presented. The total compensation cost related to non-vested awards not yet recognized is $19 million for RSUs and PSUs and the weighted average period over which this cost is expected to be recognized is approximately 1.8 years. There are no remaining unrecognized compensation costs associated with SOs.

Information on the number of RSUs, PSUs and SOs related to the Stock Incentive Plan during the period of 2023 to 2025 is as follows.

RSUs	2025	2024	2023
Weighted average fair value at grant date	$98.08	$112.16	$91.81

Outstanding at beginning of year	174,147	189,966	200,764
Granted	89,818	64,601	96,243
Shares issued	(60,317)	(75,068)	(94,055)
Cancelled/Forfeited/Expired	(8,128)	(5,352)	(12,986)
Outstanding at end of year	195,520	174,147	189,966

The aggregate intrinsic value for RSUs outstanding at December 31, 2025 was approximately $23 million.

PSUs	2025	2024	2023
Weighted average fair value at grant date	$96.50	$109.41	$91.80

Outstanding at beginning of year	279,305	111,881	101,828
Change in performance conditions	139,208	147,022	18,211
Granted	111,998	79,712	93,962
Shares issued	(84,848)	(49,509)	(26,331)
Cancelled/Forfeited/Expired	(6,535)	(9,801)	(75,789)
Outstanding at end of year	439,127	279,305	111,881

The PSUs granted include assumptions regarding the ultimate number of shares that will be issued based on the probability of achievement of the performance conditions. Changes in those assumptions result in changes in the estimated shares to be issued which is reflected in the “Change in performance conditions” line above.

SOs	Number of options	Weighted average exercise price
Outstanding at December 31, 2022	31,111	$70.77
Exercised	(15,537)	65.12
Cancelled/Forfeited/Expired	(485)	58.63
Outstanding at December 31, 2023	15,089	76.97
Exercised	(10,777)	76.53
Cancelled/Forfeited/Expired	(915)	69.41
Outstanding at December 31, 2024	3,397	80.40
Exercised	(2,881)	0.00
Cancelled/Forfeited/Expired	(516)	0.00
Outstanding at December 31, 2025	0	$0.00

OPTIONS EXERCISABLE
At December 31, 2023	15,089	$76.97
At December 31, 2024	3,397	80.40
At December 31, 2025	0	0.00

19. Contingent Liabilities

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

The trial associated with the lawsuit in the UK concluded and a ruling in the proceeding was in favor of the Company. On February 21, 2025, the United Kingdom Competition Appeal Tribunal unanimously dismissed plaintiffs' claims against the Company.

On October 31, 2024, BMW filed a complaint against the Company in Germany claiming damages of €63 million plus interest (for a total claim of approximately €95 million) related to the conduct at issue in the EC investigation (the "BMW Complaint"). BMW is one of two European OEMs for which the Company pled guilty in 2017 in relation to the EC investigation. The Company has a period of six months to respond to the complaint and is currently assessing the viability of the complaint. The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the BMW Complaint. However, the Company continues to evaluate this matter, no accrual has been recorded, and the estimated range of potential loss is between €0 and €95 million. The Company cannot predict the ultimate outcome of the BMW Complaint. This dispute could result in significant expenses as well as an unfavorable outcome that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, cash flows or financial condition, and our insurance would likely not mitigate such impact. The Company cannot predict the duration, scope, or ultimate outcome of any such disputes.

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

As noted in Note 14 above, as of December 31, 2025, the Company has accrued $87 million for total product related liabilities. The majority of the total product liability accrual as of December 31, 2025, relates to recalls, which are partly covered by insurance. Insurance receivables for such recall related liabilities total $14 million as of December 31, 2025.

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

Specific Recalls:

In the second quarter of 2025, Stellantis initiated a recall of approximately 250,000 vehicles in the U.S. equipped with a certain model of the Company’s side curtain airbag (the “Stellantis Recall”). The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the Stellantis Recall. The Company is cooperating with Stellantis and continues to evaluate this matter with Stellantis. In December 2025, Stellantis provided its calculations for the cost of the Stellantis Recall to the Company. The Company now currently estimates a range of $0 to $123 million with respect to this potential loss, expects a substantial portion of a potential loss would be covered by insurance, and no accrual has been recorded. The ultimate amount of the potential loss to the Company cannot be estimated. However, the ultimate costs of a recall, could be significantly different than our current estimate. The main variables affecting the possible costs are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, as well as the actual insurance recoveries. The Company’s insurance policies generally cover the costs of a recall, although costs related to the replacement parts are not covered under its insurance policies. Another customer has contacted the Company to inquire about the details of these incidents of nonconformance and are investigating whether its vehicles may generate similar tests results. If this customer or others generate similar nonconformance test results, it is possible that there may be recalls of additional vehicles in future quarters.

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

The table in Note 14 above summarizes the change in the balance sheet position of the product related liabilities for the fiscal year ended December 31, 2025.

20. Retirement Plans

DEFINED CONTRIBUTION PLANS

Many of the Company’s employees are covered by government sponsored pension and welfare programs. Under the terms of these programs, the Company makes periodic payments to various government agencies. In addition, in some countries the Company sponsors or participates in certain non-governmental defined contribution plans. Contributions to defined contribution plans for the years ended December 31, 2025, 2024 and 2023 were $28 million, $25 million, and $26 million, respectively.

MULTIEMPLOYER PLANS

The Company participates in a multiemployer plan in Sweden. This ITP-2 plan is funded through Alecta and covers employees born before 1979, for whom it provides a final pay pension benefit based on all service with participating employers. The Company must pay for wage increases in excess of inflation on service earned with previous employers. The plan also provides disability and family benefits and is more than 100% funded. The Company's contributions to this multiemployer plan for the years ended December 31, 2025, 2024 and 2023 were $4 million, $4 million and $4 million, respectively.

DEFINED BENEFIT PLANS

The Company has a number of defined benefit pension plans, both contributory and non-contributory, in the U.S., France, Germany, India, Japan, Mexico, Philippines, Poland, Sweden, South Korea, Thailand, Turkey and the United Kingdom. There are funded as well as unfunded plan arrangements which provide retirement benefits to both U.S. and non-U.S. participants.

The main plan is the U.S. plan for which the benefits are based on an average of the employee’s earnings and on credited service earned through December 31, 2021. In a prior year, the Company closed participation in the Autoliv ASP, Inc. Pension Plan to exclude those employees hired after December 31, 2003. Within the U.S. there is also a non-qualified restoration plan that provides benefits to employees whose benefits in the primary U.S. plan are restricted by limitations on the compensation that can be considered in calculating their benefits. Effective December 31, 2021, the Autoliv ASP, Inc. Pension Plan is frozen to new accruals and, by extension, the non-qualified restoration plan is also frozen. Settlement accounting has been recognized each quarter in 2025, 2024 and 2023 for the U.S. plans because the lump-sum payments made to plan participants during 2025, 2024 and 2023 exceeded the sum of service cost and interest cost.

For the Company’s non-U.S. defined benefit plans the most significant individual plan is in the U.K. The Company has closed participation in the U.K. defined benefit plan to exclude all employees hired after April 30, 2003 with few members currently accruing benefits.

CHANGES IN BENEFIT OBLIGATIONS AND PLAN ASSETS FOR THE YEARS ENDED DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2025	2024	2025	2024
Benefit obligation at beginning of year	$205	$226	$205	$208
Service cost	—	—	11	10
Interest cost	11	11	13	12
Actuarial (gain) loss	5	(16)	(8)	8
Benefits paid	(7)	(4)	(11)	(7)
Plan settlements/curtailments	(8)	(12)	(3)	(9)
Plan amendments	—	—	4	—
Plan combinations	—	—	7	—
Other	—	—	1	0
Translation difference	—	—	20	(17)
Benefit obligation at end of year	$206	$205	$239	$205

Fair value of plan assets at beginning of year	$194	$204	$64	$70
Actual return on plan assets	18	3	3	(4)
Company contributions	1	2	14	27
Benefits paid	(7)	(4)	(11)	(7)
Plan settlements	(8)	(12)	(3)	(20)
Plan combinations	—	—	6	—
Translation difference	—	—	6	(2)
Fair value of plan assets at end of year	$197	$194	$78	$64
Pension liability recognized in the balance sheet	$8	$11	$161	$142

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

COMPONENTS OF NET PERIODIC BENEFIT COST ASSOCIATED WITH THE DEFINED BENEFIT RETIREMENT PLANS FOR THE YEARS ENDED DECEMBER 31

	U.S.
(Dollars in millions)	2025	2024	2023
Service cost	$—	$—	$—
Interest cost	11	11	12
Expected return on plan assets	(10)	(12)	(10)
Amortization of actuarial loss	0	0	0
Settlement loss	0	1	1
Net periodic benefit cost	$1	$(0)	$3

	Non-U.S.
(Dollars in millions)	2025	2024	2023
Service cost	$11	$10	$9
Interest cost	13	12	10
Expected return on plan assets	(4)	(3)	(3)
Amortization of prior service costs	1	1	1
Amortization of actuarial loss	1	1	1
Settlement/curtailment (gain) loss	(0)	14	0
Net periodic benefit cost	$22	$34	$18

The service cost component is reported as an operating expense among other employee compensation costs in the Consolidated Statements of Income. The remaining components, interest cost, expected returns on plan assets, amortization of prior service costs, amortization of actuarial loss and settlement/curtailment gains (losses), are reported as Other non-operating items, net in the Consolidated Statements of Income.

Amortization of the net actuarial loss from accumulated other comprehensive income is made over the estimated average remaining lifetime of the plan participants (25 to 29 years) for the U.S. plans, and the estimated average remaining service lives or lifetimes of the plan participants for the non-U.S. plans, the periods varying over a wide range between the different countries depending on the age of the population concerned.

COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS BEFORE TAX AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2025	2024	2025	2024
Net actuarial loss	$4	$7	$25	$29
Prior service cost	—	—	7	3
Total accumulated other comprehensive loss recognized in the balance sheet	$4	$7	$32	$33

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BEFORE TAX FOR THE YEARS ENDED DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2025	2024	2025	2024
Total retirement benefit recognized in accumulated other comprehensive loss at beginning of year	$7	$15	$33	$24
Net actuarial loss (gain)	(2)	(7)	(6)	16
Prior service cost	—	—	4	—
Amortization or curtailment recognition of prior service credit (cost)	—	—	(1)	(1)
Amortization or settlement recognition of net gain (loss)	(0)	(1)	(1)	(4)
Translation difference	—	—	3	(2)
Total retirement benefit recognized in accumulated other comprehensive loss at end of year	$4	$7	$32	$33

The accumulated benefit obligation for the U.S. non-contributory defined benefit pension plans was $206 million and $205 million at December 31, 2025 and 2024, respectively. The accumulated benefit obligation for the non-U.S. defined benefit pension plans was $194 million and $161million at December 31, 2025 and 2024, respectively.

Pension plans for which the accumulated benefit obligation (ABO) is in excess of the plan assets reside in the following countries: U.S., India, Mexico, France, Germany, Japan, Poland, South Korea, Sweden, Switzerland, Thailand and Turkey.

PENSION PLANS FOR WHICH ABO EXCEEDS THE FAIR VALUE OF PLAN ASSETS AS OF DECEMBER 31

	U.S.		Non-U.S.
(Dollars in millions)	2025	2024	2025	2024
Projected Benefit Obligation (PBO)	$206	$205	$181	$148
Accumulated Benefit Obligation (ABO)	206	205	141	110
Fair value of plan assets	197	194	11	2

The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual net periodic benefit cost.

ASSUMPTIONS USED TO DETERMINE THE BENEFIT OBLIGATIONS AS OF DECEMBER 31

	U.S.		Non-U.S.1)
(% Weighted average / % Weighted average range)	2025	2024	2025	2024
Discount rate	5.22	5.60	1.30-.9.70	1.25-11.00
Rate of increases in compensation level	n/a	n/a	1.50-5.00	2.25-5.00

1) The % weighted average ranges in the tables above represent significant non-U.S. plans only.

ASSUMPTIONS USED TO DETERMINE THE NET PERIODIC BENEFIT COST FOR THE YEARS ENDED DECEMBER 31

	U.S.
(% Weighted average)	2025	2024	2023
Discount rate	5.60	5.13	5.41
Rate of increases in compensation level	n/a	n/a	n/a
Expected long-term rate of return on assets	5.61	6.21	5.05

Non-U.S.1)
(% Weighted average range)	2025	2024	2023
Discount rate	1.25-11.00	1.00-10.25	0.75-9.75
Rate of increases in compensation level	2.25-5.00	2.25-5.00	2.10-5.00
Expected long-term rate of return on assets	3.00-5.90	4.00-4.95	4.20-4.80

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

The level of equity exposure is currently targeted at approximately 32% for the primary U.S. plan. The investment objective is to provide an attractive risk-adjusted return that will ensure the payment of benefits while protecting against the risk of substantial investment losses. Correlations among the asset classes are used to identify an asset mix that Autoliv believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio. The Company has assumed a long-term rate of return on the U.S. plan assets of 5.61% for calculating the 2025 expense and 6.20% for the 2026 expense.

The Company has assumed a long-term rate of return on the non-U.S. plan assets in a range of 3.00-5.90% for 2025. The closed U.K. plan, which has a targeted allocation of almost 100% debt instruments, accounts for approximately 67% of the total non-U.S. plan assets.

Autoliv made contributions to the U.S. plans during 2025 and 2024 amounting to $1 million and $2 million, respectively. Contributions to the U.K plan, which is the most significant non-U.S. plan, during 2025 and 2024 amounted to $2 million and $2 million, respectively. The Company's contributions to its U.S. pension plans as well as to its U.K. plan, are expected to be immaterial in 2026 and the years thereafter.

FAIR VALUE OF TOTAL PLAN ASSETS FOR THE YEARS ENDED DECEMBER 31

	U.S.	U.S.		Non-U.S.
ASSETS CATEGORY (% Weighted average)	Target allocation	2025	2024	2025	2024
Equity securities %	32	27	30	0	0
Debt instruments %	68	71	69	58	63
Other assets %	—	1	1	42	37
Total %	100	100	100	100	100

The following table summarizes the fair value of the Company’s U.S. and non-U.S. defined benefit pension plan assets:

	Fair value measurement at December 31,
(Dollars in millions)	2025	2024
Assets at fair value Level 2
Equity instruments
U.S. Large Cap	$6	$6
U.S. Mid Cap	32	34
U.S. Small Cap	4	5
Non-U.S. All Cap	13	13
Debt instruments
U.S. Government bonds	38	35
U.S Aggregate bonds	102	99
Non-U.S. Government bonds	23	21
Non-U.S. Corporate bonds	22	20
Insurance Contracts	24	15
Managed investment funds	6	5
Other Investments	5	5
Total assets at fair value Level 2	$275	$258

The fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. After further analysis of the characteristics of certain investments (e.g. fair values based on net asset values held by common collective trusts) we have evaluated the fair value of plan assets should be reported as Level 2.

The estimated future benefit payments for the pension benefits reflect expected future service, as appropriate. The amount of benefit payments in a given year may vary from the projected amount, especially for the U.S. plan since historically this plan pays the majority of benefits as a lump sum, where the lump sum amounts vary with market interest rates.

PENSION BENEFITS EXPECTED PAYMENTS (dollars in millions)	U.S.	Non-U.S.
2026	$24	$16
2027	22	16
2028	22	16
2029	21	16
2030	20	18
Years 2031-2035	79	113

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company currently provides postretirement health care and life insurance benefits to a limited group of U.S. retirees.

In general, the terms of the plans provide that U.S. employees who retire after attaining age 55, with 15 years of service (5 years before December 31, 2006), are reimbursed for qualified medical expenses up to a maximum annual amount. Spouses for certain retirees are also eligible for reimbursement under the plan. Life insurance coverage is available for those who elect coverage under the retiree health plan. During 2014, the plan was amended to move from a self-insured model where employees were charged an estimated premium based on anticipated plan expenses for continued coverage, to a plan where retirees are provided a fixed contribution to a Health Retirement Account (HRA). Retirees can use the HRA funds to purchase insurance through a private exchange. Employees hired on or after January 1, 2004 are not eligible to participate in the plan. As of December 31, 2025 and 2024, the benefit obligation for postretirement benefit plans other than pensions were $13 million and $12 million, respectively. The liability for postretirement benefits other than pensions is classified as other non-current liabilities in the balance sheet. The components of the net periodic benefit costs associated with these plans were immaterial for the years 2025, 2024 and 2023.

The average discount rate used to determine the U.S. postretirement benefit obligation was 5.64% in 2025 and 5.73% in 2024. The average discount rate used in determining the postretirement benefit cost was 5.73% in 2025, 5.16% in 2024 and 5.39% in 2023.

The accumulated other comprehensive income before tax associated with the postretirement benefit plans other than pensions recognized in the balance sheet as of December 31, 2025 and 2024 were $5 million and $6 million, respectively. The accumulated other comprehensive income consisted only of a net actuarial gain component for the years 2025 and 2024.

The estimated future benefit payments for the postretirement benefits, which reflect expected future service as appropriate, are expected to be immaterial for all the future years.

21. Segment Information

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

The Company’s customers consist of all major European, U.S. and Asian automobile manufacturers. Sales to individual customers representing 10% or more of net sales were:

In 2025: No individual customer representing 10% or more.

In 2024: No individual customer representing 10% or more.

In 2023: Renault 10% (including Nissan and Mitsubishi) and Stellantis 10%.

NET SALES BY REGION (Dollars in millions)	2025	2024	2023
China	$2,095	$2,010	$2,105
Asia, excl. China	2,124	2,010	1,968
Americas	3,480	3,424	3,526
Europe	3,116	2,946	2,877
Total	$10,815	$10,390	$10,475

The Company has attributed net sales to the geographic area based on the location of the entity selling the final product.

External sales in the U.S. amounted to $1,953 million, $2,075 million and $2,342 million in 2025, 2024 and 2023, respectively. Of the external sales, exports from the U.S. to other regions amounted to approximately $267 million, $292 million and $343 million in 2025, 2024 and 2023, respectively.

NET SALES BY PRODUCT (Dollars in millions)	2025	2024	2023
Airbag, Steering Wheels1)	$7,302	$7,023	$7,055
Seatbelt Products1)	3,513	3,367	3,420
Total net sales	$10,815	$10,390	$10,475

1) Including Corporate and Other sales.

LONG-LIVED ASSETS (Dollars in millions)	2025	2024
China	$628	$621
Asia, excl China	473	438
Americas	588	541
Europe	899	797
Total	$2,588	$2,397

Long -lived assets in the table above consists of Property, Plant and Equipment and Operating Lease right-of-use asset. Long-lived assets in the U.S. amounted to $280 million and $272 million for 2025 and 2024, respectively.

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

Significant segment expenses / income (Dollars in millions)	2025	2024	2023
Total direct costs	$(7,231)	$(7,050)	$(7,208)
Total production overhead costs	(1,510)	(1,413)	(1,446)
Cost of sales	(8,741)	(8,463)	(8,654)

Research, development and engineering expenses (gross)	(616)	(612)	(618)
Engineering income	202	214	193
Research, development and engineering expenses, net	(413)	(398)	(425)

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

22. Earnings Per Share

The computation of basic and diluted earnings per share were as follows (dollars and shares in millions):

	2025	2024	2023
Numerator:
Basic and diluted:
Net income attributable to common shareholders	$735	$646	$488
Denominator:
Basic weighted average common stock	76.6	80.2	85.0
Added: Weighted average share awards	0.3	0.2	0.2
Diluted weighted average common stock	76.9	80.4	85.2

Net earnings per share - basic	$9.59	$8.06	$5.74
Net earnings per share - diluted	$9.55	$8.04	$5.72

Anti-dilutive shares outstanding for the years ended December 31, 2025, 2024 and 2023 were immaterial.

23. Subsequent Events

There were no reportable events subsequent to December 31, 2025.

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

Management assessed the effectiveness of Autoliv’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework).

Based on our assessment, we believe that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

(b) Attestation Report of the Registered Public Accounting Firm

Ernst & Young AB has issued an attestation report on the Company’s internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8. Financial Statements and Supplementary Data for the year ended December 31, 2025.

(c) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15-(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On November 19, 2025, Mikael Hagström, Vice President, Corporate Controller, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2026. These sales are intended to cover vesting taxes and would occur between February 17, 2026 and February 27, 2026.

On November 19, 2025, Jonas Jademyr, Executive Vice President, Quality and Project Management, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2026. These sales are intended to cover vesting taxes and would occur between February 17, 2026 and February 27, 2026.

On November 19, 2025, Christian Swahn, Executive Vice President, Supply Chain Management, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2026. These sales are intended to cover vesting taxes and would occur between February 17, 2026 and February 27, 2026.

On November 19, 2025, Anthony Nellis, Executive Vice President, Legal Affairs, General Counsel and Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his net shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2026 after in-kind tax withholding. Such sales to occur between February 17, 2026 and February 27, 2026.

On November 25, 2025, Mikael Bratt, President & Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 60% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of performance stock units in February 2026. These sales are intended to cover vesting taxes and would occur between February 19, 2026 and February 27, 2026.

On November 26, 2025, Magnus Jarlegren, President, Autoliv Europe, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 50% of his shares of Autoliv, Inc. common stock he would acquire upon the vesting of restricted stock units and performance stock units in February 2026. These sales are intended to cover vesting taxes and would occur between February 17, 2026 and February 27, 2026.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10. regarding executive officers, directors and nominees for election as directors of Autoliv, Autoliv’s Audit, Risk, and Compliance Committee, Autoliv’s code of ethics, insider trading policies and procedures, and compliance with Section 16(A) of the Securities Exchange Act is incorporated herein by reference from the information under the captions “Executive Officers of the Company” and “Proposal 1: Election of Directors”, “Committees of the Board” and “Audit, Risk, and Compliance Committee Report”, “Corporate Governance Guidelines and Codes of Conduct”, “Insider Trading Policies and Procedures”, and “Delinquent Section 16(a) Reports”, respectively, in the Company’s 2026 Proxy Statement. Information on Board meeting attendance is provided under the caption “Board Meetings” in the 2026 Proxy Statement and incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11. regarding executive compensation for the year ended December 31, 2025 is included under the caption “Compensation Discussion and Analysis” in the 2026 Proxy Statement and is incorporated herein by reference. The information required by the same item regarding Leadership Development and Compensation Committee is included in the sections “Leadership Development and Compensation Committee Interlocks and Insider Participation” and “Leadership Development and Compensation Committee Report” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12. regarding beneficial ownership of Autoliv’s common stock is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under the Stock Incentive Plan

The following table provides information as of December 31, 2025, about the common stock that may be issued under the Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders (1)	—	$—	2,245,274
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,245,274

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding the Company’s policy and procedures concerning related party transactions is included under the caption “Related Person Transactions” in the 2026 Proxy Statement and is incorporated herein by reference. Information regarding director independence can be found under the caption “Board Independence” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A regarding principal accounting fees and the information required by Item 14 regarding the pre-approval process of accounting services provided to Autoliv is included under the caption “Proposal 3. Ratification of Appointment of Independent Registered Public Accounting Firm Appointment” in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)
Documents Filed as Part of this Report
(1)
Financial Statements
(i)
Consolidated Statements of Income – Years ended December 31, 2025, 2024 and 2023;
(ii)
Consolidated Statements of Comprehensive Income – Years ended December 31, 2025, 2024 and 2023;
(iii)
Consolidated Balance Sheets – as of December 31, 2025 and 2024;
(iv)
Consolidated Statements of Cash Flows – Years ended December 31, 2025, 2024 and 2023;
(v)
Consolidated Statements of Total Equity – as of December 31, 2025, 2024 and 2023;
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

10.5+

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

10.8+

Employment Agreement, dated March 18, 2019, between Autoliv, Inc. and Christian Swahn, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.9

Form of Indemnification Agreement between Autoliv, Inc. and its directors and certain of its executive officers, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 25, 2019).

10.10+

Employment Agreement, dated November 26, 2019 and effective as of March 1, 2020, between Autoliv, Inc. and Fredrik Westin, incorporated herein by reference to Exhibit 10.56 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 21, 2020).

10.11+

Employment Agreement, dated June 8, 2020 and effective as of June 15, 2020, by between Autoliv, Inc. and Kevin Fox, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 17, 2020).

10.12+

Employment Agreement, effective as of August 17, 2020, by and between Autoliv AB and Mikael Hagström incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 23, 2020).

10.13+

Employment Agreement, dated October 1, 2020 and effective as of November 1, 2020, by and between Autoliv Inc. and Colin Naughton incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.14+

Amendment No. 1, effective as of April 1, 2021, to Employment Agreement, effective March 18, 2019, by and between Autoliv Inc. and Christian Swahn incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 23, 2021).

10.15+

Employment Agreement, dated December 14, 2021 and effective as of January 19, 2021, by and between Autoliv Inc. and Sng Yih incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 22, 2022).

10.16

Facilities Agreement, dated May 23, 2022, among Autoliv, Inc., Autoliv ASP, Inc., Citibank, N.A., London Branch, Mizuho Bank, Ltd., Skandinaviska Enskilda Banken AB (publ), and the other parties and lenders named therein, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 22, 2022).

10.17+

Employment Agreement, dated December 1, 2022 and effective as of January 15, 2023, by and between Autoliv, Inc. and Jonas Jademyr, incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 16, 2023).

10.18+

Form of Non-Employee Director Restricted Stock Unit Grant Agreement (2023) to be used under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 21, 2023).

10.19+

Employment Agreement, dated May 17, 2023, by and between Autoliv, Inc. and Petra Albuschus incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 21, 2023).

10.20+

Amendment No. 1 to Employment Agreement, dated October 1, 2023, by and between Autoliv, Inc. and Colin Naughton incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 20, 2023).

10.21+

Employment Agreement, dated November 21, 2023, by and between Autoliv Switzerland GmbH and Magnus Jarlegren incorporated herein by reference to Exhibit 10.37 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 20, 2024).

10.22+

Form of Employee 2024 restricted stock units grant agreement promised under Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2024).

10.23+

Form of Employee 2024 performance share units grant agreement promised under the Autoliv, Inc. 1997 Stock Incentive Plan, as amended and restated incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2024).

10.24+

Employment Agreement, effective June 1, 2024, by and between Autoliv, Inc. and Staffan Olsson incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 19, 2024).

10.25

Revolving Credit Facility Agreement, dated July 17, 2024, among Autoliv, Inc., Autoliv ASP, and Standard Chartered Bank incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 18, 2024).

10.26+

Employment Agreement, dated September 13, 2024, by and between Autoliv (Shanghai) Management Co. Ltd. and Fabien Dumont incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date October 18, 2024).

10.27+

Secondment Agreement, dated June 1, 2025, among Autoliv, Inc. and Autoliv Asia ROH Co., Ltd., and Colin Naughton incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 18, 2025).

10.28+

Amendment No. 1 to Employment Agreement, dated May 15, 2025, effective as of December 31, 2024, by and between Autoliv (Shanghai) Management Co. Ltd. and Sng Yih incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date July 18, 2025).

10.29+*	Autoliv, Inc. Non-Employee Director Compensation Policy effective May 1, 2025.

19	Autoliv Insider Trading Policy incorporated herein by reference to Exhibit 19 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 20, 2024).

21*	Autoliv’s List of Subsidiaries.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

97.1

Autoliv, Inc. Compensation Recoupment Policy, dated September 14, 2023, incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K (File No. 001-12933, filing date February 20, 2024).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 19, 2026.

AUTOLIV, INC.
(Registrant)

By	/s/ Fredrik Westin
Fredrik Westin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 19, 2026.

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

LEVERAGE RATIO

Debt per the Policy (Net debt adjusted for pension liabilities) in relation to EBITDA per the Policy (Adjusted EBITDA) (Earnings Before Interest, Taxes, Depreciation and Amortization, other non-operating items, net, income from equity method investments and capacity alignments), see Item 7 for a calculation of this non-GAAP measure.

LVP

Light vehicle production of light motor vehicles with a gross weight of up to 3.5 metric tons.

This 10-K includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, January 2026. All rights reserved. S&P Global is a global supplier of independent industry information. The permission to use S&P Global copyrighted reports, data and information does not constitute an endorsement or approval by S&P Global of the manner, format, context, content, conclusion, opinion or viewpoint in which S&P Global reports, data and information or its derivations are used or referenced herein.

NET DEBT

Short and long-term debt including debt-related derivatives less cash and cash equivalents, see Non-GAAP Performance Measures in Item 7 for a reconciliation of this non-GAAP measure.

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