Form 10-Q
period 2026-03-31
AUTOLIV INC
filed 2026-04-17
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 9, 2026, there were 74,863,338 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general global and regional economic conditions, including the impact of inflation; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions, including port, transportation, and distribution delays or interruptions; supply chain disruptions and component shortages specific to the automotive industry or the Company; potential changes to beneficial free trade agreements and regulations, such as the United States-Mexico-Canada Agreement; changes in geopolitical and other economic and political conditions or developments, including inflation, changes in trade policies, tariff regimes, and other developments in and by countries in which we do business that could materially impact supply chains, margins, access to capital, or overall business performance; political stability or geopolitical conflicts; changes in general industry or market conditions, including regional economic growth or decline; changes in and the successful execution of our capacity alignment, restructuring, cost reduction, and efficiency initiatives and the market reaction thereto; loss of business from increased competition; volatility or increases in raw material, fuel, and energy costs; changes in consumer and customer preferences for end products; loss of customers or sales; legislative or regulatory changes; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing and other negotiations with customers, including inflation and tariff compensations; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgments or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims, and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments or results of tax audits by governmental authorities and changes in our effective tax rate; dependence on key personnel; our ability to meet our sustainability targets, goals and commitments; dependence on and relationships with customers and suppliers; the conditions necessary to hit our financial targets; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$2,753	$2,578
Cost of sales1)	(2,227)	(2,100)
Gross profit	526	478
Selling, general and administrative expenses	(161)	(145)
Research, development and engineering expenses, net	(120)	(95)
Other income (expense), net2)	(9)	15
Operating income	237	254
Income from equity method investment	1	1
Interest income	3	2
Interest expense	(26)	(25)
Other non-operating items, net	(12)	0
Income before income taxes	202	233
Income tax expense	(60)	(65)
Net income3)	142	167
Less: Net income attributable to non-controlling interest	0	0
Net income attributable to controlling interest	$141	$167

Net earnings per share – basic	$1.89	$2.15
Net earnings per share – diluted	$1.88	$2.14

Weighted average number of shares outstanding, net of treasury shares (in millions)	74.8	77.6
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	75.1	77.9

Cash dividend per share – declared	$0.87	$0.70
Cash dividend per share – paid	$0.87	$0.70

1) Including a gain on sale of property in China of $6 million in the first quarter of 2025.

2) Including a cumulative translation gain of $11 million related to the sale of the Russian entity in the first quarter of 2025.

3) For the three months periods ended March 31, 2026 and 2025, the aggregate transaction gain (loss) included in net income for the period was a gain of $6 million and a loss of $7 million, respectively.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$142	$167
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments1)	(24)	10
Net change in unrealized components of defined benefit plans	0	(4)
Other comprehensive income (loss), before tax	(24)	6
Tax effect allocated to other comprehensive income (loss)	(0)	1
Other comprehensive income (loss), net of tax	(24)	7
Comprehensive income	118	175
Less: Comprehensive income (loss) attributable to non-controlling interest	0	0
Comprehensive income attributable to controlling interest	$118	$174

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

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$342	$604
Receivables, net	2,422	2,236
Inventories, net	947	992
Prepaid expenses and accrued income	206	212
Other current assets	71	57
Total current assets	3,987	4,101
Property, plant and equipment, net	2,356	2,417
Operating lease right-of-use assets	166	171
Goodwill and intangible assets, net	1,392	1,386
Other non-current assets	567	568
Total assets	8,468	8,644

Liabilities and equity
Short-term debt	393	419
Accounts payable1)	1,862	2,007
Accrued liabilities	1,024	1,050
Operating lease liabilities - current	43	43
Other current liabilities	386	404
Total current liabilities	3,708	3,923
Long-term debt	1,699	1,734
Pension liability	176	169
Operating lease liabilities - non-current	117	122
Other non-current liabilities	125	113
Total non-current liabilities	2,115	2,138
Common stock	77	77
Additional paid-in capital	850	850
Retained earnings	2,384	2,308
Accumulated other comprehensive loss2)	(541)	(518)
Treasury stock	(137)	(146)
Total controlling interest's equity	2,634	2,572
Non-controlling interest	10	10
Total equity	2,644	2,582
Total liabilities and equity	$8,468	$8,644

1) Amount of obligations confirmed under the Company's Supplier Finance Program that remains unpaid is reported as Accounts Payable in the Condensed Consolidated Balance Sheets. Amount of obligations outstanding as of March 31, 2026 and December 31, 2025 are $308 million and $365 million, respectively.

2) Including cumulative translation adjustment as of March 31, 2026 and December 31, 2025 to the amount of $(513) million and $(487) million, respectively.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$142	$167
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	107	95
Deferred income taxes	(1)	(9)
Undistributed earnings from equity method investments, net of dividends	(1)	(1)
Gain on divestiture of property	—	(6)
Other, net	27	10
Net change in operating assets and liabilities:
Receivables (gross)	(175)	(166)
Other operating assets	(36)	(24)
Inventories, gross	35	22
Accounts payable	(134)	25
Accrued expenses	(30)	(46)
Income taxes	(7)	11
Net cash (used in) provided by operating activities	(76)	77

Investing activities
Expenditures for property, plant and equipment1)	(85)	(102)
Proceeds from sale of property, plant and equipment	1	8
Net cash used in investing activities	(84)	(93)

Financing activities
Net (decrease) increase in short-term debt	(26)	123
Proceeds from issuance of long-term debt	—	39
Repayment of long-term debt	(2)	—
Dividends paid	(65)	(54)
Stock repurchased	—	(50)
Common stock options exercised	—	0
Dividends paid to non-controlling interest	—	—
Net cash (used in) provided by financing activities	(93)	57
Effect of exchange rate changes on cash and cash equivalents	(10)	(49)
Decrease in cash and cash equivalents	(263)	(8)
Cash and cash equivalents at beginning of period	604	330
Cash and cash equivalents at end of period	342	322

1) As of March 31, 2026 and December 31, 2025, $90 million and $104 million, respectively, of the Company's capital expenditures for property, plant and equipment during were included in Accounts Payable balance, and therefore represents a noncash investing activity.

See Notes to Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2025	$77	$850	$2,308	$(518)	$(146)	$2,572	$10	$2,582
Comprehensive Loss:
Net income			141			141	0	142
Foreign currency translation adjustment				(24)		(24)	0	(24)
Pension liability				0		0		0
Total Comprehensive Income	—	—	141	(24)	—	118	0	118
Repurchased and retired shares						—		—
Stock-based compensation					9	9		9
Cash dividends declared			(65)			(65)		(65)
Other			0			0		0
Balances at March 31, 2026	$77	$850	$2,384	$(541)	$(137)	$2,634	$10	$2,644

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2024	$80	$910	$2,105	$(659)	$(160)	$2,276	$10	$2,286
Comprehensive Income:
Net income			167			167	0	167
Foreign currency translation adjustment				10		10	0	10
Pension liability				(3)		(3)		(3)
Total Comprehensive Income	—	—	167	7	—	174	0	175
Repurchased and retired shares	(1)	(10)	(40)			(50)		(50)
Stock-based compensation					7	7		7
Cash dividends declared			(54)			(54)		(54)
Other			(1)			(1)		(1)
Balances at March 31, 2025	$80	$900	$2,176	$(652)	$(153)	$2,351	$10	$2,362

See Notes to the Condensed Consolidated Financial Statements (unaudited).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

March 31, 2026

1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the prior year audited consolidated financial statements and all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. All such adjustments are of a normal recurring nature. The results for the interim period are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2026.

The Condensed Consolidated Balance Sheets as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements.

The Company has one reportable segment, which includes Autoliv’s airbag and seatbelt products and components.

Certain amounts in the condensed consolidated financial statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts. Certain amounts in prior periods may have been reclassified to conform to current year presentation.

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause Autoliv’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and Autoliv’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

2. NEW ACCOUNTING STANDARDS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”).

Adoption of new accounting standards

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025-11 can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company early adopted ASU 2025-11 prospectively in the first quarter of 2026. The adoption of ASU 2025-11 did not have a significant impact on its interim disclosures.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all of its derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of March 31, 2026 or December 31, 2025 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of March 31, 2026 and December 31, 2025 were foreign exchange swaps.

For the three months periods ended March 31, 2026 and 2025, the gains or losses recognized in other non-operating items, net were a loss of $6 million and a gain of $28 million, respectively, for derivative instruments not designated as hedging instruments. The realized part of the gains or losses referred to above is reported under financing activities in the statement of cash flows.

For the three months periods ended March 31, 2026 and 2025, the gains or losses recognized as interest expense were a loss of $1 million and a loss of $1 million, respectively.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	March 31, 2026						December 31, 2025
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$2,896	1)	$23	2)	$40	3)	$3,294	4)	$12	5)	$24	6)
Total derivatives not designated as hedging instruments	$2,896		$23		$40		$3,294		$12		$24

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $2,896 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $23 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $40 million.

4) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $3,294 million.

5) Net amount after deducting for offsetting swaps under ISDA agreements is $12 million.

6) Net amount after deducting for offsetting swaps under ISDA agreements is $24 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	March 31, 2026		December 31, 2025
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,676	$1,668	$1,715	$1,736
Loans	21	21	17	17
Other	2	2	2	2
Total long-term debt	1,699	1,690	1,734	1,755

Short-term debt
Short-term portion of long-term debt	285	290	285	287
Overdrafts and other short-term debt	108	108	134	134
Total short-term debt	$393	$398	$419	$421

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

For the three months period ended March 31, 2026, the Company did not record any material impairment charges on its long-lived assets for its operations.

4. INCOME TAXES

The effective tax rate for the three months period ended March 31, 2026 was 29.9% compared to 28.0% for the three months period ended March 31, 2025. Discrete tax items, net for the three months period ended March 31, 2026 had an unfavorable impact of 2.3%. Discrete tax items, net for the three months period ended March 31, 2025 were not material.

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

As of March 31, 2026, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the three months period ended March 31, 2026, the Company recorded a net increase of $2 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years.

Of the total unrecognized tax benefits of $44 million recorded as of March 31, 2026, $5 million is classified as current tax payable within Other current liabilities and $39 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheets.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	March 31, 2026	December 31, 2025
Raw materials	$443	$481
Work in progress	286	293
Finished products	300	304
Inventories	1,030	1,078
Inventory valuation reserve	(83)	(86)
Total inventories, net of reserve	$947	$992

6. RESTRUCTURING

As of March 31, 2026, the restructuring reserve balance of $73 million is mainly attributed to structural cost reduction program activities initiated in Europe, the Middle East and Africa (EMEA) in 2023. The main part of the remaining balance for the activities initiated in EMEA in 2023 is expected to be concluded in 2026.

Provisions for the three months period ended March 31, 2026 mainly related to restructuring activities in EMEA. Cash payments for the three months period ended March 31, 2026 mainly related to the restructuring activities in EMEA that were initiated in 2023.

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

	Three Months Ended March 31,
	2026	2025
Reserve at beginning of the period	$82	$151
Provision - charge	6	0
Provision - reversal	(0)	(0)
Cash payments	(14)	(35)
Translation difference	(2)	5
Reserve at end of the period	$73	$121

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

For the three months period ended March 31, 2026 and March 31, 2025, new provisions and cash payments mainly related to warranty related issues.

As of March 31, 2026, the reserve for product related liabilities consisted of warranty and recall related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). The reserve for product-related liabilities is included in accrued expenses and other non-current liabilities on the Condensed Consolidated Balance Sheets. The Company’s product-related liabilities as of March 31, 2026 are partly covered by insurance. Insurance receivables are included within other current assets and other non-current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2026, the Company had total insurance receivables of $15 million.

	Three Months Ended March 31,
	2026	2025
Reserve at beginning of the period	$87	$65
Net change in reserve	12	8
Cash payments	(15)	(3)
Translation difference	(1)	1
Reserve at end of the period	$83	$71

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

ANTITRUST MATTERS

Authorities in several jurisdictions have conducted broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations included, but are not limited to, the products that the Company sells. In addition to concluded matters, authorities of other countries, with significant light vehicle manufacturing or sales may initiate similar investigations. As a result of the outcome of the European Commission investigation of anti-competitive behavior among suppliers of occupant safety systems that the Company resolved in 2019 (the "EC investigation"), the Company is subject to a subsequent civil dispute with a non-governmental third party stemming from the same facts and circumstances underlying the EC investigation. The Company is involved in civil litigation in Germany with respect to alleged anti-competitive behavior that occurred over a decade ago.

On October 31, 2024, BMW filed a complaint against the Company in Germany claiming damages of €63 million plus interest (for a total claim of approximately €95 million) related to the conduct at issue in the EC investigation (the "BMW Complaint"). BMW is one of two European OEMs for which the Company pled guilty in 2017 in relation to the EC investigation. The Company filed its statement of defense on June 27, 2025 and BMW responded in March 2026 and amended its complaint to reduce its claimed damages to €58 million plus interest (for a total claim of approximately €95 million). The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the BMW Complaint. However, the Company continues to evaluate this matter, no accrual has been made, and the estimated range of potential loss is between €0 and €95 million. The Company cannot predict the ultimate outcome of the BMW Complaint. This dispute could result in significant expenses as well as an unfavorable outcome that could have a material adverse impact on our customer relationships, business prospects, reputation, operating results, or cash flows, and our insurance would likely not mitigate such impact. The Company cannot predict the duration, scope, or ultimate outcome of any such disputes.

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

As noted in Note 7 above, as of March 31, 2026, the Company has accrued $83 million for total product-related liabilities. The majority of the total product liability accrual as of March 31, 2026 relates to recalls, which are generally covered by insurance. Insurance receivables for such recall related liabilities total $15 million as of March 31, 2026.

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

Specific Recalls:

In the second quarter of 2025, Stellantis initiated a recall of approximately 250,000 vehicles in the U.S. equipped with a certain model of the Company’s side curtain airbag (the “Stellantis Recall”). The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the Stellantis Recall. The Company is cooperating with Stellantis and continues to evaluate this matter with Stellantis. In December 2025, Stellantis provided its calculations for the cost of the Stellantis Recall to the Company. In March 2026, Stellantis included an additional 178,000 vehicles subject to the recall. On April 16, 2026, Stellantis filed a lawsuit against a subsidiary of the Company with claims for the costs relating to the Stellantis Recall. The Company currently estimates a range of $0 to $203 million with respect to this potential loss, expects a substantial portion of a potential loss would be covered by insurance, and no accrual has been made. The ultimate amount of the potential loss to the Company cannot be estimated. However, the ultimate costs of a recall, could be significantly different than our current estimate. The main variables affecting the possible costs are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, as well as the actual insurance recoveries. The Company’s insurance policies generally cover the costs of a recall, although costs related to the replacement parts are not covered under its insurance policies. Another customer has contacted the Company to inquire about the details of these incidents of nonconformance and are investigating whether its vehicles may generate similar tests results. If this customer or others generate similar nonconformance test results, it is possible that there may be recalls of additional vehicles in future quarters.

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

9. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is set forth in the table below.

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$141	$167
Denominator:
Basic: Weighted average common stock	74.8	77.6
Add: Weighted average stock options/share awards	0.3	0.2
Diluted weighted average common stock:	75.1	77.9

Net earnings per share - basic	$1.89	$2.15

Net earnings per share - diluted	$1.88	$2.14

10. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the periods presented are as follows (dollars in millions).

Net Sales by Products	Three Months Ended March 31,
	2026	2025
Airbags, Steering Wheels and Other1)	$1,863	$1,752
Seatbelt Products and Other1)	890	826
Total net sales	$2,753	$2,578

Net Sales by Region	Three Months Ended March 31,
	2026	2025
Americas	$863	$851
EMEA	835	764
Asia excl. China	563	515
China	492	447
Total net sales	$2,753	$2,578

1) Including Corporate sales.

11. Segment Information

The Company has a single operating and reportable segment which includes Autoliv’s airbag and steering wheels, and seatbelt products and components. The determination of a single operating segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The basis of segmentation and the basis of measurement of segment profit or loss is consistent with our 2025 annual report on the consolidated financial statements.

The significant expenses that are regularly provided to the CODM are disclosed in the Consolidated Statements of Net Income as a part of the consolidated net income and are as follows.

Significant segment expenses / income (Dollars in millions)	Three Months Ended March 31,
	2026	2025
Total direct costs	$(1,839)	$(1,734)
Total production overhead costs	(388)	(365)
Cost of sales	$(2,227)	$(2,100)

Research, development and engineering expenses (gross)	$(163)	$(147)
Reimbursements from customer funded engineering projects	44	52
Research, development and engineering expenses, net	$(120)	$(95)

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

Segment assets and expenditures for long-lived assets (Dollars in millions)	Three Months Ended March 31,
	2026	2025
Expenditures for long-lived assets	$(85)	$(102)
Total assets	8,468	8,114

12. SUBSEQUENT EVENTS

There were no reportable events subsequent to March 31, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying Notes thereto included elsewhere herein and with our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the United States Securities and Exchange Commission (the “SEC”) on February 19, 2026. Unless otherwise noted, all dollar amounts are in millions.

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

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see reconciliations for “Organic sales,” “Free operating cash flow,” “Cash conversion,” “Net debt,” “Leverage ratio,” “Adjusted net income,” “Adjusted operating income,” “Adjusted operating margin,” “Adjusted other non-operating items,net,” “Adjusted earnings per share, diluted,” “Adjusted return on capital employed,” and “Adjusted return on total equity” provided below. Management believes that these non-U.S. GAAP financial measures provide supplemental information to investors regarding the performance of the Company’s business and assist investors in analyzing trends in the Company's business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as substitutes for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to the most directly comparable U.S. GAAP financial measures. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

EXECUTIVE OVERVIEW

The first quarter turned out better than we had anticipated, with strong sales in March. Our operational performance exceeded our expectations, with solid productivity improvements, partly supported by reduced call-off volatility. Underlying profitability improved, with gross profit increasing by 10%, although adjusted operating income (Non-GAAP measure, see reconciliation table below) was slightly lower due to temporary lower R,D&E reimbursements and the one-time income in Q1 last year.

Our positive trend in Asia continued, with strong growth in India, South Korea and China. In China, we continued to grow faster than LVP, especially with the Chinese OEMs, outperforming by 40pp. In India, we grew sales organically (Non-GAAP measure, see reconciliation table below) by 38%, reflecting mainly the trend of increased safety content in vehicles in India, as well as the continued high level of LVP growth. We continue to expand our production capabilities in India, investing in additional inflator production capacity for future growth.

We are pleased that we in the quarter introduced our first airbag for motorcycles, as well as our first wearable airbag solution for motorcycle riders, building on our long term strategy of growing business outside our traditional core business.

The quarter was characterized by ongoing and new geopolitical challenges. At this point, it is difficult to fully assess the likely impacts, as the situation remains fluid. We continue to carefully monitor the developments while preparing for various scenarios, including different mitigation strategies.

The business environment is uncertain but our current best estimate for the remainder of the year is a re-iteration of our full year 2026 guidance of about unchanged organic sales (Non-GAAP measure) and an adjusted operating margin (Non-GAAP measure) of around 10.5-11%. This is based on the assumption that LVP will decline by around 1%.

Our balance sheet is healthy, with debt leverage (Non-GAAP measure, see reconciliation table below) of 1.3x, well below our target limit of 1.5x. Based on our guidance for sales and adjusted operating margin, we continue to expect strong cash flow for the year, which supports our ambitions to provide attractive shareholder returns, including to repurchase shares of $300-500 million in 2026.

Financial highlights in the three months period ended March 31, 2026

Change figures below compare to the same period of the previous year, except when stated otherwise.

•
$2,753 million net sales, increase of 6.8%
•
0.8% organic sales growth (Non-GAAP measure, see reconciliation table below)
•
8.6% operating margin, 8.9% adjusted. operating margin (Non-GAAP measure, see reconciliation table below)
•
$1.88 diluted EPS, 12% decrease

Key business developments in the three months period ended March 31, 2026

Change figures below compare to the same period of the previous year, except when stated otherwise.

•
Net sales increased organically (Non-GAAP measure, see reconciliation table below) by 0.8%, which was 4.2pp higher than the global LVP decrease of 3.4% (S&P Global, April 2026) driven mainly by strong progress in Asia. Regional and customer LVP mix is estimated to have impacted sales positively by about 1.5pp, while tariff compensations added around 0.5pp. Our organic sales growth (Non-GAAP measure) outperformed LVP significantly in China (15pp) and Asia excl. China (6.8pp) and performed in line in EMEA and underperformed in Americas (4.5pp). Our strong performance in Asia excl. China was mainly due to India, where we outperformed by 28pp, driven by continued strong market growth in safety content per vehicle, while our China performance was mainly driven by further improved presence with Chinese OEMs.
•
Profitability was strong. Supported by successful execution of cost reductions and positive foreign currency effects, gross profit increased by 10%. Operating income decreased by 6.7% and adjusted operating income (Non-GAAP measure, see reconciliation table below) decreased by 3.9%, impacted by adverse foreign currency translation effects and temporary lower R,D&E reimbursements as well as that Q1 2025 was positively impacted by one-time effects. Operating margin was 8.6% and adjusted operating margin (Non-GAAP measure, see reconciliation table below) was 8.9%. ROCE was 22.2% and adjusted ROCE (Non-GAAP measure, see reconciliation table below) was 22.9%.
•
Operating cash flow was negative $76 million, mainly due to an increase in working capital due to strong sales in March, temporary effects expected to reverse later in the year and the high level of accounts payable at the end of 2025. Free operating cash flow (Non-GAAP measure, see reconciliation table below) thereby decreased to negative $159 million. The leverage ratio (Non-GAAP measure, see reconciliation table below) was unchanged compared to a year ago at 1.3x, below our target limit of 1.5x. In the quarter, a dividend of $0.87 per share was paid.

Business and market condition update

Supply Chain

Call-off volatility improved somewhat compared to both Q4 2025 and Q1 2025, although it still remains higher than pre-pandemic levels. Low customer demand visibility and changes to customer call-offs with short notice continued to have some negative impact on our production efficiency and profitability. We expect call-off volatility for the full year 2026 on average to be slightly improved compared to 2025 but still remain higher than pre-pandemic levels. However, the continued significant uncertainty in the geopolitical environment and future changes in tariffs and trade restrictions may lead to more negative call-off volatility.

Raw material inflation, geopolitical risks and tariffs

Raw material price changes had only a small negative impact on our profitability in the first quarter, with a gross impact of around $5 million. For the full year 2026, our current assessment is for around $90 million gross impact from higher raw material prices. We expect to be able to mitigate a majority of this headwind, mainly through internal cost reductions, material mix improvements and commercial negotiations with customers and suppliers. Given the continued uncertainty in the geopolitical environment, the effects of tariffs and trade restrictions may lead to a more adverse inflation environment. We continue to execute on productivity and cost reduction initiatives to offset these cost pressures.

The effects of the new tariffs imposed in 2025 impacted our profitability negatively in the first quarter 2026. Although we achieved customer compensations for more than 70% of tariff costs, the net effect on operating margin was around 40bps negative, including the dilution effect. While it is our ambition and expectation to continue passing tariff costs on to our customers, there is significant uncertainty as future recovery levels may vary. For the full year 2026, we estimate the tariff-related dilution on operating margin to be similar to the around 20 bps that it was for full year 2025.

We currently do not expect any material impact from the U.S. Supreme Court's ruling that the International Emergency Economic Powers Act did not authorize the imposition of the tariffs in 2025, as our gross exposure is limited to around $25 million and the net exposure is well below $10 million.

Ongoing geopolitical developments, including the hostilities in and around the Persian Gulf, introduce additional uncertainty into the global economic environment. These conditions may affect supply chains, commodity prices, customer demand, and broader market stability. As a result, our current financial guidance reflects the best information available today but may be subject to change should these geopolitical dynamics materially impact our operations or the markets in which we operate.

We continue to closely monitor both geopolitical developments and the tariff policy environment in order to be agile to adjust our commercial and operational responses to any such developments.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended
	or As of March 31,
	2026	2025
Receivables outstanding relative to sales, %1)	22.0%	21.4%
Inventory outstanding relative to sales, %2)	8.6%	8.9%
Payables outstanding relative to sales, %3)	16.9%	17.8%

Gross margin, %4)	19.1%	18.6%
Operating margin, %5)	8.6%	9.9%

Capital employed6)	4,417	4,149
Net debt7)	1,773	1,787
Return on total equity, %8)	21.7%	28.8%
Return on capital employed, %9)	22.2%	25.6%

Headcount at period-end10)	64,100	65,900

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

three months period ended March 31, 2026 COMPARED WITH three months period ended March 31, 2025

Consolidated Sales Development

(dollars in millions)

	Three Months Ended March 31,			Components of change in net sales
	2026	2025	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$1,863	$1,752	6.3%	5.6%	0.7%
Seatbelt products and Other2)	890	826	7.8%	6.7%	1.1%
Total	$2,753	$2,578	6.8%	6.0%	0.8%

Americas	$863	$851	1.3%	6.5%	(5.2)%
EMEA	835	764	9.3%	11.1%	(1.8)%
Asia excl. China	563	515	9.3%	(1.8)%	11.1%
China	492	447	10.0%	5.1%	4.9%
Total	$2,753	$2,578	6.8%	6.0%	0.8%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-U.S. GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales for Airbags, Steering Wheels and Other grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 0.7% in the quarter. The largest contributors to the increase were center airbags, driver airbags and side airbags, partly offset by declines for passenger airbags and inflatable curtains.

Sales by product - Seatbelts and Other

Sales for Seatbelt Products and Other grew organically (Non-U.S. GAAP measure, see reconciliation table above) by 1.1% in the quarter. Sales increased organically in Asia excluding China, EMEA and China while sales declined in Americas.

Sales by region

Our global organic sales (Non-U.S. GAAP measure, see reconciliation table above) increased by 0.8% compared to the global LVP decrease of 3.4% (according to S&P Global, April 2026). The relative performance was positively impacted by product launches but also by positive effects from the regional and model LVP mix development, which we estimate contributed to about 1.5pp outperformance and by tariff compensations of around 0.5pp. Our organic sales growth (Non-U.S. GAAP measure) outperformed LVP growth by 15pp in China and by 6.8pp in Asia excluding China. We performed in line with LVP in EMEA and underperformed by 4.5pp in Americas, impacted mainly by negative mix due to a high LVP growth in low content South America and a lower content on some replacement models.

LVP in China declined substantially with global OEMs declining by 8.5% and Chinese OEMs declining by 11%. Our sales to domestic OEMs increased by around 30% while our sales to global OEMs decreased by around 10%. We expect continued strong sales growth in China in 2026, driven mainly by our performance with domestic OEMs. Our strong sales growth in Asia excluding China was mainly due to 38% organic sales growth (Non-U.S. GAAP measure, see reconciliation table above) in India, reflecting LVP growth but mainly the trend of increased safety content in vehicles in India.

First quarter of 2026 organic growth1)

	Americas	EMEA	Asia excl. China	China	Global
Autoliv	(5.2)%	(1.8)%	11.1%	4.9%	0.8%
Main growth drivers	Subaru, Stellantis	Renault, Volvo	Suzuki, Tata	Chery, EV COEM	Suzuki, Chery
Main decline drivers	Ford, GM	VW, Hyundai	Toyota, Subaru	VW, Honda	Ford, VW

1) Non-U.S. GAAP measure.

Light Vehicle Production Development

Change first quarter of 2026 versus first quarter of 2025

	Americas	EMEA	Asia excl. China	China	Global
LVP1)	(0.6)%	(0.8)%	4.3%	(10.1)%	(3.4)%

1) Source: S&P Global, April 2026.

Earnings

	Three Months Ended March 31,
(Dollars in millions, except per share data)	2026	2025	Change
Net Sales	$2,753	$2,578	6.8%
Gross profit	526	478	10.0%
% of sales	19.1%	18.6%	0.6	pp
S, G&A	(161)	(145)	11.1%
% of sales	(5.8)%	(5.6)%	(0.2	)pp
R, D&E, net	(120)	(95)	26%
% of sales	(4.3)%	(3.7)%	(0.7	)pp
Other income (expense), net	(9)	15	n/a
Operating income	237	254	(6.7)%
% of sales	8.6%	9.9%	(1.2	)pp
Adjusted operating income1)	245	255	(3.9)%
% of sales	8.9%	9.9%	(1.0	)pp
Financial and non-operating items, net	(35)	(22)	60.7%
Income before taxes	202	233	(13.1)%
Income taxes	(60)	(65)	(7)%
Tax rate	29.9%	28.0%	1.9	pp
Net income	142	167	(15.4)%
Earnings per share, diluted2)	1.88	2.14	(12)%
Adjusted earnings per share, diluted1,2)	2.05	2.15	(5)%

1) Non-U.S. GAAP measure, excluding effects from capacity alignments and antitrust related matters.

2) Net of treasury shares.

First quarter of 2026 financial development

Gross profit increased by $48 million and gross margin increased by 0.6pp compared to the prior year. The drivers behind the gross profit improvement were mainly positive foreign currency effects, improved operational efficiency with lower costs for labor as well as positive effects from higher sales. This was partly offset by increased tariff costs, net.

S,G&A costs increased by $16 million compared to the prior year, mainly due to $10 million in negative foreign currency translation effects and $5 million in higher costs for personnel driven by wage inflation and a non-recurring cost of $4 million. S,G&A costs in relation to sales increased from 5.6% to 5.8%.

R,D&E, net, costs increased by $25 million compared to the prior year, mainly due to $11 million in lower engineering income related to timing effects, $5 million in higher personnel costs due to wage inflation and $4 million in negative FX translation effects. R,D&E, net, in relation to sales increased from 3.7% to 4.3%.

Other income (expense), net, was negative $9 million, compared to positive $15 million in the same period last year. The positive $15 million in 2025 related mainly to recycled accumulated currency translation differences related to the divestment of our idled operations in Russia while the negative $9 million in 2026 related mainly to restructuring costs in EMEA.

Operating income decreased by $17 million compared to the prior year, due to the higher costs for R,D&E, net, Other income (expense) and S,G&A, partly offset by higher gross profit as outlined above.

Adjusted operating income (Non-U.S. GAAP measure, see reconciliation table below) decreased by $10 million compared to the prior year, due to the higher costs for R,D&E, net, S,G&A and Other income (expense), partly offset by higher gross profit as outlined above.

Financial and non-operating items, net, was negative $35 million compared to negative $22 million a year earlier. The cost increase comes from $12 million in higher costs for non-operating items mainly related to restructuring costs in Americas.

Income before taxes decreased by $30 million compared to the prior year, mainly due to the lower operating income and higher costs for financial and non-operating items, net.

Tax rate was 29.9% compared to 28.0% the prior year. Discrete tax items, net, had an unfavorable impact of 2.3pp in the first quarter 2026, while discrete tax items, net were not material in the corresponding quarter last year.

Earnings per share, diluted decreased by $0.26 compared to the prior year. The main drivers were $0.16 from lower operating income, $0.12 from financial and non-operating items, $0.05 from taxes partly offset by $0.07 from lower number of outstanding shares, diluted.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows. The Company’s future contractual obligations have not changed materially from the amounts reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

First quarter of 2026 development

Changes in operating working capital impacted operating cash flow by $349 million negative compared to an impact of $179 million negative in the prior year. The $349 million increase in operating working capital mainly comes from $175 million increase in receivables and $134 million decrease in accounts payables. The increase in operating working capital is mainly related to high level of sales in March 2026, other temporary effects that are expected to reverse later in the year and the high level of accounts payable at the end of December 2025.

Operating cash flow decreased by $153 million to $(76) million compared to the prior year, mainly because of the increase in operating working capital outlined above and a lower net income, partly offset by higher depreciation and other non-cash adjustments.

Capital expenditure, net, decreased by $10 million compared to the prior year. The level of capital expenditure, net, in relation to sales declined to 3.0% versus 3.6% a year earlier. The lower level of capital expenditure, net is mainly related to the lower activity level of footprint optimization and less capacity expansion.

Free operating cash flow (Non-U.S. GAAP measure, see reconciliation table below) was negative $159 million compared to negative $16 million in the prior year. The decrease was due to the lower operating cash flow partly offset by the lower capital expenditure, net, as outlined above.

Cash conversion (Non-U.S. GAAP measure, see reconciliation table below) defined as free operating cash flow (Non-U.S. GAAP measure) in relation to net income, was n/a in the quarter compared to n/a a year earlier as free operating cash flow was negative both quarters.

Net debt (Non-U.S. GAAP measure, see reconciliation table below) was $1,773 million as of March 31, 2026, which was $14 million lower than a year earlier.

Total equity as of March 31, 2026, increased by $283 million compared to March 31, 2025. This was mainly due to net income of $710 million and $103 million in positive currency translation effects, partly offset by $304 million in share repurchases, including taxes, and $249 million in dividend payments.

Leverage ratio (Non-U.S. GAAP measure, see reconciliation table below): On March 31, 2026, the Company had a leverage ratio of 1.3x compared to 1.3x on March 31, 2025, as the 12 months trailing adjusted EBITDA (Non-U.S. GAAP measure, see reconciliation table below) increased by $74 million while net debt (Non-U.S. GAAP measure) per the policy was unchanged. Our target is to have a leverage ratio not higher than 1.5x.

NON-U.S. GAAP MEASURES

The Company believes that comparability between periods is improved through the exclusion of certain items. To assist investors in understanding the operating performance of Autoliv's business, it is useful to consider certain U.S. GAAP measures exclusive of these items.

The following tables reconciles Income before income taxes, Net income attributable to controlling interest and Capital employed, which are inputs utilized to calculate Return On Capital Employed (“ROCE”), adjusted ROCE, Return On Total Equity (“ROE”), and adjusted ROE. The Company believes this presentation may be useful to investors and industry analysts who utilize these adjusted non-U.S. GAAP measures in their ROCE and ROE calculations to exclude certain items for comparison purposes across periods. Autoliv’s management uses the ROCE, adjusted ROCE, ROE and adjusted ROE measures for purposes of comparing its financial performance with the financial performance of other companies in the industry and providing useful information regarding the factors and trends affecting the Company’s business.

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

ROE is the ratio of annualized income (loss) relative to average total equity for the periods presented. See definitions of "annualized income" "and "average total equity" in footnote to the tables below. Adjusted ROE is annualized income (loss) relative to average total equity for the periods presented as adjusted to exclude certain non-recurring items. The Company’s management believes that ROE and adjusted ROE are useful indicators of how well management creates value for its shareholders through its operating activities and its capital management.

Accordingly, the tables below reconcile from U.S. GAAP to the equivalent non-U.S. GAAP measure.

Reconciliation of GAAP measure "Operating income" to Non-GAAP measure "Adjusted Operating income"

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Operating income (GAAP)	$237	$254
Non-GAAP adjustments:
Less: Capacity alignments	8	2
Less: Antitrust related items	0	(1)
Total non-GAAP adjustments to operating income	8	1
Adjusted Operating income (Non-GAAP)	$245	$255

Reconciliation of GAAP measure "Operating margin" to Non-GAAP measure "Adjusted Operating margin"

	Three Months Ended March 31,
	2026	2025
Operating margin (GAAP)	8.6%	9.9%
Non-GAAP adjustments:
Less: Capacity alignments	0.3%	0.1%
Less: Antitrust related items	0.0%	(0.0)%
Total non-GAAP adjustments to operating margin	0.3%	0.0%
Adjusted Operating margin (Non-GAAP)	8.9%	9.9%

Reconciliation of GAAP measure "Other non-operating items, net" to Non-GAAP measure "Adjusted Other non-operating items, net"

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Other non-operating items, net (GAAP)	$(12)	$0
Non-GAAP adjustments:
Less: Capacity alignments - non-operating1)	9	-
Total non-GAAP adjustments to Other non-operating items, net	9	-
Adjusted Other non-operating items, net (Non-GAAP)	$(3)	$0
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Income before income taxes" to Non-GAAP measure "Adjusted Income before income taxes"

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Income before income taxes (GAAP)	$202	$233
Non-GAAP adjustments:
Less: Capacity alignments - operating	8	2
Less: Capacity alignments - non-operating1)	9	-
Less: Antitrust related items	0	(1)
Total non-GAAP adjustments to Income before income taxes	17	1
Adjusted Income before income taxes (Non-GAAP)	$219	$233
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Net income" to Non-GAAP measure "Adjusted Net income"

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net income (GAAP)	$142	$167
Non-GAAP adjustments:
Less: Capacity alignments - operating	8	2
Less: Capacity alignments - non-operating1)	9	-
Less: Antitrust related items	0	(1)
Less: Tax on non-GAAP adjustments	(4)	(0)
Total non-GAAP adjustments to Net income	12	1
Adjusted Net income (Non-GAAP)	$154	$168
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Net income attributable to controlling interest" to Non-GAAP measure "Adjusted Net income attributable to controlling interest"

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net income attributable to controlling interest (GAAP)	$141	$167
Non-GAAP adjustments:
Less: Capacity alignments - operating	8	2
Less: Capacity alignments - non-operating1)	9	-
Less: Antitrust related items	0	(1)
Less: Tax on non-GAAP adjustments	(4)	(0)
Total non-GAAP adjustments to Net income attributable to controlling interest	12	1
Adjusted Net income attributable to controlling interest (Non-GAAP)	$154	$167
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Earnings per share - diluted" to Non-GAAP measure "Adjusted Earnings per share - diluted"

	Three Months Ended March 31,
(Per share data)	2026	2025
Earnings per share - diluted (GAAP)	$1.88	$2.14
Non-GAAP adjustments:
Less: Capacity alignments - operating	0.10	0.02
Less: Capacity alignments - non-operating1)	0.12	-
Less: Antitrust related items	0.00	(0.02)
Less: Tax on non-GAAP adjustments	(0.05)	(0.00)
Total non-GAAP adjustments to Earnings per share - diluted	0.17	0.01
Adjusted Earnings per share - diluted (Non-GAAP)	$2.05	$2.15

Weighted average number of shares outstanding - diluted	75.1	77.9
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Return on Capital Employed" to Non-GAAP measure "Adjusted Return on Capital Employed"

	Three Months Ended March 31,
	2026	2025
Return on capital employed1) (GAAP)	22.2%	25.6%
Non-GAAP adjustments:
Less: Capacity alignments - operating	0.7%	0.2%
Less: Antitrust related items	0.0%	(0.1)%
Total non-GAAP adjustments to Return on capital employed1)	0.7%	0.1%
Adjusted Return on capital employed1) (Non-GAAP)	22.9%	25.6%

Annualized adjustment2) on Return on capital employed1)	$31	$3

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

Reconciliation of GAAP measure "Return on Total Equity" to Non-GAAP measure "Adjusted Return on Total Equity"

	Three Months Ended March 31,
	2026	2025
Return on total equity1) (GAAP)	21.7%	28.8%
Non-GAAP adjustments:
Less: Capacity alignments - operating	1.1%	0.3%
Less: Capacity alignments - non-operating2)	1.3%	-
Less: Antitrust related items	0.0%	(0.2)%
Less: Tax on non-GAAP adjustments	(0.6)%	(0.0)%
Total non-GAAP adjustments to Return on total equity1)	1.9%	0.1%
Adjusted Return on total equity1) (Non-GAAP)	23.5%	28.9%

Annualized adjustment3) on Return on total equity1)	$50	$2

1) Annualized net income relative to average total equity. The average total equity amount is calculated as an average of the opening balance amount and the closing balance amounts for each quarter included in the period.

2) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

3) The quarterly annualized adjustment to net income amount is calculated as the quarterly amount multiplied by four. The year-to-date annualized adjustment to the net income amount is calculated as the year-to-date amount divided by the quarterly period number (two, three or four) multiplied by four.

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

Reconciliation of U.S. GAAP financial measure to “Net debt”

(Dollars in millions)

	March 31, 2026	December 31, 2025	March 31, 2025
Short-term debt	$393	$419	$540
Long-term debt	1,699	1,734	1,565
Total debt	2,091	2,153	2,105
Cash and cash equivalents	(342)	(604)	(322)
Debt issuance cost/Debt-related derivatives, net	23	17	4
Net debt	$1,773	$1,566	$1,787

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

Calculation of “Leverage ratio”

(Dollars in millions)

(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Net debt1)	$1,773	$1,566	$1,787
Pension liabilities	176	169	163
Net debt per the Policy	1,949	1,736	1,950

Net income2)	710	736	688
Income taxes 2)	246	250	246
Interest expense, net2,3)	93	93	97
Other non-operating items, net2)	28	15	16
Income from equity method investments2)	(6)	(6)	(6)
Depreciation and amortization of intangibles2)	419	407	386
Capacity alignments2)	28	23	19
Antitrust related items2)	4	3	4
Other items2)	—	—	(0)
EBITDA per the Policy (Adjusted EBITDA)	$1,523	$1,521	$1,449
Leverage ratio	1.3	1.1	1.3

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

Reconciliation of GAAP measure "Operating cash flow" to "Free operating cash flow" and "Cash conversion"

(Dollars in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$142	$167
Changes in operating working capital	(349)	(179)
Depreciation and amortization	107	95
Gain on divestiture of property	—	(6)
Other, net	25	(1)
Operating cash flow	(76)	77
Expenditures for property, plant and equipment	(85)	(102)
Proceeds from sale of property, plant and equipment	1	8
Capital expenditure, net1)	(84)	(93)
Free operating cash flow2)	$(159)	$(16)
Cash conversion3)	n/a	n/a
1) Defined as Expenditures for property, plant and equipment less Proceeds from sale of property, plant and equipment.
2) Operating cash flow less Capital expenditures, net.
3) Free operating cash flow relative to Net income.

Headcount

	March 31, 2026	December 31, 2025	March 31, 2025
Total headcount	64,100	64,300	65,900
Whereof:
Direct personnel in manufacturing	46,700	47,300	48,800
Indirect personnel	17,400	17,000	17,100
Temporary personnel	10%	10%	10%

As of March 31, 2026, total headcount (Full Time Equivalent) decreased by around 1,900, or 2.9%, compared to a year earlier. The indirect workforce increased by around 300, or 1.5%, mainly reflecting a change in headcount reporting classification, moving around 300 people from direct to indirect. The direct workforce decreased by approximately 2,100, or 4.4%. The decrease was supported by an improvement in customer call-off accuracy which enabled us to accelerate operating efficiency improvements and also reflecting the reclassification mentioned above.

Compared to December 31, 2025, total headcount (Full Time Equivalent) decreased by around 200, or 0.4%. Indirect headcount increased by around 300, while direct headcount decreased by approximately 600 impacted by the reclassification mentioned above.

Full year 2026 guidance

In addition to the assumptions below and in our business and market update below, our full year 2026 guidance is based on our customer call-offs and the achievement of our targeted cost compensation adjustments with our customers, including no material changes to tariffs or trade restrictions, as compared to what is in effect as of April 10, 2026, as well as no significant changes in the macro-economic environment, changes to customer call-off volatility or significant supply chain disruptions.

Full year 2026 Guidance
Organic sales growth	Around 0%
Adjusted operating margin 1)	Around 10.5-11%
Operating cash flow 2)	Around $1.2 billion
Capital expenditures, net % of sales	Less than 5%
1) Excluding effects from capacity alignments, antitrust related matters and other discrete items.
2) Excluding unusual items.

Full year 2026 Assumptions
LVP growth	Around 1% negative
Foreign currency impact on net sales	Around 3% positive
Tax rate3)	Around 28%
3) Excluding unusual tax items.

This report includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, January and April 2026. All rights reserved.

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

Other Items

•
On February 19, 2026, Autoliv announced that Mr. Martin Lundstedt, a current member of the Board of Directors, has elected not to stand for re-election. Mr. Lundstedt's service as a director will end at the 2026 Annual Stockholders Meeting.
•
On March 6, 2026, Autoliv announced that its Board of Directors appointed Monika Grama as the new Chief Financial Officer and Executive Vice President, Finance, of the Company. Ms. Grama succeeded Fredrik Westin as of April 1, 2026. Ms. Grama has served as the Vice President, Finance of the Autoliv Europe Middle East and Africa (EMEA) division since 2020. Monika Grama joined Autoliv in 2009 and, prior to her current role, she served as Finance Manager and Managing Director of Autoliv Romania, one of Autoliv's largest production hubs globally. Ms. Grama has played a vital role in contributing to the development of the Autoliv EMEA division during a challenging period for the automotive industry.
•
On March 6, 2026, Autoliv announced the renewal for one year of its €3 billion guaranteed euro medium term note program, originally established on April 11, 2019.
•
On March 12, 2026, Autoliv announced it has together with Yamaha Motor Co. co-developed an innovative airbag system for the new Tricity commuter scooter. This is a significant step toward making advanced safety solutions accessible to a wider range of riders, moving beyond their previous availability solely on high-end motorcycles. The collaboration reflects Autoliv's continued expansion beyond its core business and supports the company's long-term strategic direction.
•
On March 24, 2026, Autoliv announced it has developed its first complete wearable protection for motorcycle riders: a vest with an integrated airbag system designed to reduce critical injury risks in the event of a crash. This system is being launched in collaboration with RS Taichi, a leading manufacturer of motorcycle riding gear, who will bring it to market. This initiative complements Autoliv's motorcycle and bike offer and supports its long-term strategy to explore opportunities beyond its core business of airbags, seatbelts and steering wheels for light vehicles.
•
The Board has set Thursday, May 7, 2026 as the date for the 2026 Annual Stockholders Meeting. The Board has decided that the meeting will be in-person only.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2026, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

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

ITEM 1A. RISK FACTORS

As of March 31, 2026, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

No common stock was repurchased by the Company during the three months period ended March 31, 2026. On June 4, 2025, the Company announced that its Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $2.5 billion of common shares and operates from July 1, 2025 through December 31, 2029.

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

4.7*	Base Listing Particulars Agreement, dated March 6, 2026, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein.

4.8*	Amended and Restated Programme Agreement, dated March 6, 2026, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein.

4.9

General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of April 8, 2024, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2024).

10.1*	Employment Agreement, effective April 1, 2026, by and between Autoliv, Inc. and Monika Grama.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 17, 2026

AUTOLIV, INC.

(Registrant)

By:	/s/ Monika Grama
Monika Grama
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)