Form 10-Q
period 2026-06-30
AUTOLIV INC
filed 2026-07-17
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 10, 2026, there were 73,237,217 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$2,803	$2,714	$5,556	$5,292
Cost of sales1)	(2,294)	(2,213)	(4,521)	(4,312)
Gross profit	509	501	1,035	980
Selling, general and administrative expenses	(138)	(145)	(299)	(290)
Research, development and engineering expenses, net	(122)	(107)	(242)	(202)
Other income (expense), net2)	(56)	(1)	(65)	14
Operating income	192	247	429	502
Income from equity method investment	1	1	2	3
Interest income	2	2	5	4
Interest expense	(26)	(27)	(53)	(52)
Other non-operating items, net	(15)	(3)	(27)	(3)
Income before income taxes	154	221	356	453
Income tax expense	(53)	(53)	(113)	(118)
Net income3)	101	168	242	335
Less: Net income attributable to non-controlling interest	0	0	1	1
Net income attributable to controlling interest	$100	$167	$242	$334

Net earnings per share – basic	$1.35	$2.17	$3.25	$4.32
Net earnings per share – diluted	$1.35	$2.16	$3.24	$4.31

Weighted average number of shares outstanding, net of treasury shares (in millions)	74.1	77.1	74.3	77.3
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	74.2	77.3	74.5	77.5

Cash dividend per share – declared4)	$0.87	$1.55	$1.74	$2.25
Cash dividend per share – paid	$0.87	$0.70	$1.74	$1.40

1) Including a gain on sale of property in China of $6 million in the first quarter of 2025. Including an impairment loss of $9 million related to the restructuring activities in Türkiye and a reversal of previously recognized supplier compensation of $13 million due to a court ruling in the second quarter of 2026.

2) Including a cumulative translation gain of $11 million related to the sale of the Russian entity in the first quarter of 2025.

3) For the three months periods ended June 30, 2026 and 2025, the aggregate transaction gain (loss) included in net income for the period was a gain of $0 million and a loss of $7 million, respectively. For the six months periods ended June 30, 2026 and 2025, the aggregate transaction gain (loss) included in net income for the period was a gain of $6 million and a loss of $14 million, respectively.

4) In May 2025, the Company declared a dividend per share of $0.70 for the second quarter of 2025, and in June 2025, the Company declared a dividend per share of $0.85 for the third quarter of 2025.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$101	$168	$242	$335
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments1)	13	$114	(11)	124
Net change in unrealized components of defined benefit plans	9	$6	9	2
Other comprehensive income (loss), before tax	22	120	(1)	126
Tax effect allocated to other comprehensive income (loss)	(2)	(1)	(2)	(0)
Other comprehensive income (loss), net of tax	21	119	(3)	126
Comprehensive income	121	287	239	461
Less: Comprehensive income (loss) attributable to non-controlling interest	0	1	1	1
Comprehensive income attributable to controlling interest	$121	$286	$238	$460

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

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)

	As of
	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$377	$604
Receivables, net	2,387	2,236
Inventories, net	945	992
Prepaid expenses and accrued income	224	212
Other current assets	76	57
Total current assets	4,009	4,101
Property, plant and equipment, net	2,340	2,417
Operating lease right-of-use assets	157	171
Goodwill and intangible assets, net	1,394	1,386
Other non-current assets	597	568
Total assets	8,497	8,644

Liabilities and equity
Short-term debt	350	419
Accounts payable1)	1,982	2,007
Accrued liabilities	1,130	1,050
Operating lease liabilities - current	41	43
Other current liabilities	394	404
Total current liabilities	3,897	3,923
Long-term debt	1,688	1,734
Pension liability	180	169
Operating lease liabilities - non-current	110	122
Other non-current liabilities	122	113
Total non-current liabilities	2,099	2,138
Common stock	76	77
Additional paid-in capital	819	850
Retained earnings	2,251	2,308
Accumulated other comprehensive loss2)	(521)	(518)
Treasury stock	(135)	(146)
Total controlling interest's equity	2,490	2,572
Non-controlling interest	11	10
Total equity	2,501	2,582
Total liabilities and equity	$8,497	$8,644

1) Amount of obligations confirmed under the Company's Supplier Finance Program that remains unpaid is reported as Accounts Payable in the Condensed Consolidated Balance Sheets. Amount of obligations outstanding as of June 30, 2026 and December 31, 2025 are $324 million and $365 million, respectively.

2) Including cumulative translation adjustment as of June 30, 2026 and December 31, 2025 to the amount of $(500) million and $(487) million, respectively.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$242	$335
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	222	195
Deferred income taxes	(32)	(24)
Undistributed earnings from equity method investments, net of dividends	1	1
Gain on divestiture of property	—	(6)
Other, net	35	16
Net change in operating assets and liabilities:
Receivables (gross)	(105)	(166)
Other operating assets	(75)	(134)
Inventories, gross	32	26
Accounts payable	(23)	67
Accrued expenses	76	25
Income taxes	(14)	19
Net cash provided by operating activities	359	355

Investing activities
Expenditures for property, plant and equipment1)	(180)	(217)
Proceeds from sale of property, plant and equipment	1	9
Acquisition of interest in affiliates	(2)	—
Net cash used in investing activities	(180)	(208)

Financing activities
Net (decrease) increase in short-term debt	215	273
Proceeds from issuance of long-term debt	—	77
Repayment of long-term debt	(293)	(311)
Dividends paid	(130)	(108)
Stock repurchased	(200)	(101)
Common stock options exercised	—	0
Net cash used in financing activities	(407)	(170)
Effect of exchange rate changes on cash and cash equivalents	2	(71)
Decrease in cash and cash equivalents	(227)	(94)
Cash and cash equivalents at beginning of period	604	330
Cash and cash equivalents at end of period	377	237

1) As of June 30, 2026 and December 31, 2025, $99 million and $104 million, respectively, of the Company's capital expenditures for property, plant and equipment during the period were included in Accounts Payable balance, and therefore represents a noncash investing activity.

See Notes to Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2025	$77	$850	$2,308	$(518)	$(146)	$2,572	$10	$2,582
Comprehensive Loss:
Net income			141			141	0	142
Foreign currency translation adjustment				(24)		(24)	0	(24)
Pension liability				0		0		0
Total Comprehensive Income	—	—	141	(24)	—	118	0	118
Repurchased and retired shares						—		—
Stock-based compensation					9	9		9
Cash dividends declared			(65)			(65)		(65)
Other			0			0		0
Balances at March 31, 2026	$77	$850	$2,384	$(541)	$(137)	$2,634	$10	$2,644
Comprehensive Loss:
Net income			100			100	0	101
Foreign currency translation adjustment				13		13	0	13
Pension liability				7		7		7
Total Comprehensive Loss	—	—	100	20	—	121	0	121
Repurchased and retired shares	(2)	(31)	(167)			(200)		(200)
Stock-based compensation					2	2		2
Cash dividends declared			(64)			(64)		(64)
Other			(2)			(2)		(2)
Balances at June 30, 2026	$76	$819	$2,251	$(521)	$(135)	$2,490	$11	$2,501

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2024	$80	$910	$2,105	$(659)	$(160)	$2,276	$10	$2,285
Comprehensive Income:
Net income			167			167	0	167
Foreign currency translation adjustment				10		10	0	10
Pension liability				(3)		(3)		(3)
Total Comprehensive Income	—	—	167	7	—	174	0	175
Repurchased and retired shares	(1)	(10)	(40)			(50)		(50)
Stock-based compensation					7	7		7
Cash dividends declared			(54)			(54)		(54)
Other			(1)			(1)		(1)
Balances at March 31, 2025	$80	$900	$2,176	$(652)	$(153)	$2,351	$10	$2,361
Comprehensive Income:
Net income			167			167	0	168
Foreign currency translation adjustment				114		114	0	114
Pension liability				5		5		5
Total Comprehensive Income	—	—	167	119	—	286	1	287
Repurchased and retired shares	(1)	(10)	(41)			(51)		(51)
Stock-based compensation					2	2		2
Cash dividends declared			(119)			(119)		(119)
Other			(1)			(1)		(1)
Balances at June 30, 2025	$79	$890	$2,183	$(534)	$(151)	$2,469	$11	$2,480

See Notes to the Condensed Consolidated Financial Statements (unaudited).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

June 30, 2026

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

The Condensed Consolidated Balance Sheets as of December 31, 2025 have been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Targeted improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40. ASU 2025-06 removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1) Management has authorized and committed to funding the software project and 2) It is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in ASU 2025-06 permit entities to use either 1) a prospective transition approach, 2) a modified transition approach, or 3) a retrospective transition approach. The Company is currently assessing the impact that ASU 2025-06 will have on its financial statements and expects to adopt the amendments in this update using the prospective transition approach. The Company expects that its capitalization of internal-use software costs will not change significantly under the amendments in ASU 2025-06.

In May 2026, the FASB issued ASU 2026‑02, Environmental Credits and Environmental Credit Obligations (Topic 818). The ASU establishes a comprehensive accounting framework for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations (“ECOs”). The guidance requires entities to recognize environmental credits as assets when it is probable that the credits will be used to settle an ECO, transferred in an exchange transaction, or used in a nonreciprocal transfer. Environmental credits are generally measured at cost, with subsequent accounting dependent on their intended use. Environmental credit obligations are recognized as liabilities when events occurring on or before the reporting date create an obligation, and such liabilities are measured based on the amount of credits required to settle the obligation, including both funded and unfunded portions. The ASU 2026-02 also requires entities to present environmental credits and related obligations on a gross basis in the balance sheet and to provide enhanced disclosures regarding the nature of environmental credit programs, the intended use of credits, and activity during the reporting period. The guidance is effective for public business entities for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. Adoption is required to be applied using a modified retrospective approach through a cumulative-effect adjustment to opening retained earnings as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impact of adopting ASU 2026‑02 on its consolidated financial statements and related disclosures. While the Company is continuing to assess the effect of the new guidance, the adoption may impact the recognition and presentation of environmental credits and related obligations, if applicable, as well as expand related disclosures.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all of its derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of June 30, 2026 or December 31, 2025 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of June 30, 2026 and December 31, 2025 were foreign exchange swaps.

For the three months periods ended June 30, 2026 and 2025, the gains or losses recognized in other non-operating items, net were a loss of $12 million and a gain of $58 million, respectively, for derivative instruments not designated as hedging instruments. For the six months periods ended June 30, 2026 and 2025, the gains or losses recognized in other non-operating items, net were a loss of $17 million and a gain of $86 million, respectively. The realized part of the gains or losses referred to above is reported under financing activities in the statement of cash flows.

For the three months periods ended June 30, 2026 and 2025, the gains or losses recognized as interest expense were a gain of $3 million and a loss of $3 million, respectively. For the six months periods ended June 30, 2026 and 2025, the gains or losses recognized as interest expense were a gain of $2 million and a loss of $4 million, respectively.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	June 30, 2026						December 31, 2025
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$2,417	1)	$18	2)	$49	3)	$3,294	4)	$12	5)	$24	6)
Total derivatives not designated as hedging instruments	$2,417		$18		$49		$3,294		$12		$24

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $2,417 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $18 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $49 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	June 30, 2026		December 31, 2025
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,665	$1,668	$1,715	$1,736
Loans	21	21	17	17
Other	2	2	2	2
Total long-term debt	1,688	1,691	1,734	1,755

Short-term debt
Short-term portion of long-term debt	—	—	285	287
Overdrafts and other short-term debt	350	350	134	134
Total short-term debt	$350	$350	$419	$421

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

For the three and six months periods ended June 30, 2026, the Company recorded an impairment loss of $9 million for its long-lived assets in connection with the restructuring activities in Türkiye in the second quarter of 2026.

4. INCOME TAXES

The effective tax rate for the three months period ended June 30, 2026 was 34.5% compared to 24.1% for the three months period ended June 30, 2025. Discrete tax items, net for the three months period ended June 30, 2026 had an unfavorable impact of 5.4%. Discrete tax items, net for the three months period ended June 30, 2025 had a favorable impact of 4.3%.

The effective tax rate for the six months period ended June 30, 2026 was 31.9% compared to 26.1% for the six months period ended June 30, 2025. Discrete tax items, net for the six months period ended June 30, 2026 had an unfavorable impact of 3.7%. Discrete tax items, net for the six months period ended June 30, 2025 had a favorable impact of 2.1%.

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

As of June 30, 2026, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the six months period ended June 30, 2026, the Company recorded a net increase of $4 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years.

Of the total unrecognized tax benefits of $46 million recorded as of June 30, 2026, $6 million is classified as current tax payable within Other current liabilities and $40 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheets.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	June 30, 2026	December 31, 2025
Raw materials	$450	$481
Work in progress	289	293
Finished products	294	304
Inventories	1,033	1,078
Inventory valuation reserve	(88)	(86)
Total inventories, net of reserve	$945	$992

6. RESTRUCTURING

As of June 30, 2026, the restructuring reserve balance of $122 million is mainly attributed to structural cost reduction program activities initiated in Europe, the Middle East and Africa (EMEA) in 2023 and the capacity alignment program in Türkiye initiated during the second quarter of 2026. The main part of the remaining balance for the activities initiated in EMEA in 2023 is expected to be concluded in 2026.

Provisions for the three and six months periods ended June 30, 2026 mainly related to the capacity alignment program in Türkiye and restructuring activities in EMEA. Cash payments for the three and six months periods ended June 30, 2026 mainly related to the restructuring activities in EMEA that were initiated in 2023. Substantially all cash payments related to the Türkiye program are expected to be made by the end of 2027.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reserve at beginning of the period	$73	$121	$82	$151
Provision - charge	67	1	73	2
Provision - reversal	(0)	0	(0)	(0)
Cash payments	(17)	(15)	(31)	(50)
Translation difference	(1)	9	(3)	14
Reserve at end of the period	$122	$117	$122	$117

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

For the three months period ended June 30, 2026, new provisions mainly related to warranty related issues. For the three months period ended June 30, 2025, new provisions mainly related to recall and warranty related issues. For the six months periods ended June 30, 2026 and 2025, cash payments mainly related to warranty related issues.

As of June 30, 2026, the reserve for product related liabilities consisted of warranty and recall related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). The reserve for product-related liabilities is included in accrued expenses and other non-current liabilities on the Condensed Consolidated Balance Sheets. The Company’s product-related liabilities as of June 30, 2026 are partly covered by insurance. Insurance receivables are included within other current assets and other non-current assets on the Condensed Consolidated Balance Sheets. As of June 30, 2026, the Company had total insurance receivables of $14 million.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reserve at beginning of the period	$83	$71	$87	$65
Net change in reserve	11	7	23	15
Cash payments	(11)	(11)	(26)	(14)
Translation difference	(0)	2	(1)	3
Reserve at end of the period	$82	$69	$82	$69

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

As noted in Note 7 above, as of June 30, 2026, the Company has accrued $82 million for total product-related liabilities. The majority of the total product liability accrual as of June 30, 2026 relates to recalls, which are generally covered by insurance. Insurance receivables for such recall related liabilities total $14 million as of June 30, 2026.

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

Specific Recalls:

In the second quarter of 2025, Stellantis initiated a recall of approximately 250,000 vehicles in the U.S. equipped with a certain model of the Company’s side curtain airbag (the “Stellantis Recall”). The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the Stellantis Recall. The Company is cooperating with Stellantis and continues to evaluate this matter with Stellantis. In December 2025, Stellantis provided its calculations for the cost of the Stellantis Recall to the Company. In March 2026, Stellantis included an additional 178,000 vehicles subject to the recall. On April 16, 2026, Stellantis filed a lawsuit against a subsidiary of the Company with claims for the costs relating to the Stellantis Recall. The Company currently estimates a range of $0 to $209 million with respect to this potential loss, expects a substantial portion of a potential loss would be covered by insurance, and no accrual has been made. The ultimate amount of the potential loss to the Company cannot be estimated. However, the ultimate costs of a recall could be significantly different than our current estimate. The main variables affecting the possible costs are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, as well as the actual insurance recoveries. The Company’s insurance policies generally cover the costs of a recall, although costs related to the replacement parts are not covered under its insurance policies. Another customer has contacted the Company to inquire about the details of these incidents of nonconformance and is investigating whether its vehicles may generate similar test results. If this customer or others generate similar nonconformance test results, it is possible that there may be recalls of additional vehicles in future quarters.

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

The table in Note 7 above summarizes the change in the balance sheet position of the product-related liabilities.

9. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is set forth in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$100	$167	$242	$334
Denominator:
Basic: Weighted average common stock	74.1	77.1	74.3	77.3
Add: Weighted average stock options/share awards	0.1	0.2	0.2	0.2
Diluted weighted average common stock:	74.2	77.3	74.5	77.5

Net earnings per share - basic	$1.35	$2.17	$3.25	$4.32

Net earnings per share - diluted	$1.35	$2.16	$3.24	$4.31

10. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the periods presented are as follows (dollars in millions).

Net Sales by Products	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Airbags, Steering Wheels and Other1)	$1,906	$1,812	$3,769	$3,565
Seatbelt Products and Other1)	897	902	1,787	1,727
Total net sales	$2,803	$2,714	$5,556	$5,292

Net Sales by Region	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	$910	$891	$1,773	$1,742
EMEA	832	828	1,667	1,592
Asia excl. China	539	519	1,102	1,034
China	522	477	1,014	924
Total net sales	$2,803	$2,714	$5,556	$5,292

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

Significant segment expenses / income (Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total direct costs	$(1,891)	$(1,838)	$(3,730)	$(3,572)
Total production overhead costs	(403)	(375)	(791)	(740)
Cost of sales	$(2,294)	$(2,213)	$(4,521)	$(4,312)

Research, development and engineering expenses (gross)	$(165)	$(155)	$(329)	$(302)
Reimbursements from customer funded engineering projects	43	48	87	100
Research, development and engineering expenses, net	$(122)	$(107)	$(242)	$(202)

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

Segment assets and expenditures for long-lived assets (Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenditures for long-lived assets	$(95)	$(115)	$(180)	$(217)
Total assets	8,497	8,476	8,497	8,476

12. SUBSEQUENT EVENTS

There were no reportable events subsequent to June 30, 2026.

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

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see reconciliations for “Organic sales,” “Free operating cash flow,” “Cash conversion,” “Net debt,” “Leverage ratio,” “Adjusted net income,” “Adjusted operating income,” “Adjusted operating margin,” “Adjusted other non-operating items, net,” “Adjusted earnings per share, diluted,” “Adjusted return on capital employed,” and “Adjusted return on total equity” provided below. Management believes that these non-U.S. GAAP financial measures provide supplemental information to investors regarding the performance of the Company’s business and assist investors in analyzing trends in the Company's business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as substitutes for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to the most directly comparable U.S. GAAP financial measures. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

EXECUTIVE OVERVIEW

Through focused execution, we maintained the positive momentum from the first quarter. Globally, our sales grew organically more than 1pp faster than global LVP, outgrowing LVP significantly in Asia. Our sales to Chinese OEMs grew by more than 40%, and Chinese OEMs accounted for 55% of our sales in China, compared to 40% a year ago. Our opportunities with Chinese OEMs were further solidified by signing new strategic cooperation agreements with both Great Wall Motor and XPENG. Sales in India continued to grow by more than 35%.

Well executed cost reduction activities supported a continued improvement of underlying profitability, with adjusted operating margin (Non-GAAP measure, see reconciliation table below) increasing to 9.6%.

We are pleased that our cash flow improved in line with our expectations, resulting in record operating cash flow for a second quarter, and supporting our ambitious shareholder return strategy. Our leverage ratio (Non-GAAP measure, see reconciliation table below) improved to 1.2x, despite repurchasing around 1.65 million shares, equal to $200 million, in the quarter.

In line with our ambition to ensure long-term competitiveness and align production capacity with market demand, we continue to optimize our footprint. In the quarter, we announced that we will discontinue manufacturing operations in Türkiye.

We continued to manage geopolitical developments successfully in the quarter, limiting the effects of tariffs, supply chain challenges and raw material price increases.

The business environment remains uncertain but our current best estimate for the remainder of the year is to reiterate our full year 2026 guidance of about unchanged organic sales growth (Non-GAAP measure), adjusted operating margin (Non-GAAP measure) of around 10.5-11% and operating cash flow of around 1.2 billion. This is based on the assumption that LVP will decline by around 2.5%.

Customer compensations and other mitigation initiatives are expected to have limited impact in the third quarter, but significantly greater contribution in the fourth quarter. Therefore, we expect third quarter adjusted operating margin to be around the first half 2026 level, with a significant improvement in the fourth quarter.

Based on our full year guidance, we continue to expect strong cash flow for the year, which supports our ambition to provide attractive shareholder returns, including share repurchases of $300-500 million in 2026.

Financial highlights in the three months period ended June 30, 2026

Change figures below compare to the same period of the previous year, except when stated otherwise.

$2,803 million net sales, increase of 3.3%

1.0% organic sales growth (non-GAAP measure, see reconciliation table below)

6.8% operating margin, 9.6% adj. operating margin (non-GAAP measure, see reconciliation table below)

$1.35 diluted EPS, 38% decrease

Key business developments in the three months period ended June 30, 2026

Change figures below compare to the same period of the previous year, except when stated otherwise.

Net sales increased organically (non-GAAP measure, see reconciliation table below) by 1.0%, which was 1.3pp higher than the global LVP decrease of 0.3% (S&P Global July 2026) mainly driven by strong performance in Asia. Regional and customer LVP mix is estimated to have impacted sales negatively by about 0.6pp. Our organic sales growth (non-GAAP measure) outperformed LVP significantly in China and in Asia excl. China, underperformed slightly in EMEA and more markedly in Americas. Our strong performance in Asia excl. China was mainly due to India, where we outperformed by 20pp, driven by continued strong market growth in safety content per vehicle, while our China performance was due to more than 40pp outperformance with Chinese OEMs.

Underlying profitability remained strong. Operating income decreased substantially due to previously communicated restructuring activities in Türkiye. Adjusted operating income (non-GAAP measure, see reconciliation table below) increased by 7.3%, despite adverse effects from foreign currency exchange rates and raw material prices, mainly due to well executed direct material cost savings. Operating margin was 6.8% and adjusted operating margin (non-GAAP measure, see reconciliation table below) was 9.6%. ROCE was 17.9% and adjusted ROCE (non-GAAP measure, see reconciliation table below) was 24.9%.

Cash flow was the best for a second quarter so far with operating cash flow improving from $277 million to $434 million, mainly driven by strong underlying profitability and a normalization of working capital. Free operating cash flow (non-GAAP measure, see reconciliation table below) more than doubled to $340 million. The leverage ratio (non-GAAP measure, see reconciliation table below) improved to 1.2x. In the quarter, a dividend of $0.87 per share was paid and 1.65 million shares were repurchased and retired.

Business and market condition update

Supply Chain

Call-off accuracy improved somewhat compared to the second quarter of 2025, but declined slightly versus the first quarter of 2026, mainly driven by light vehicle market developments in China. Call-off volatility remains higher than pre-pandemic levels. Low customer demand visibility and changes in customer call-offs with short notice continued to have some negative impact on our production efficiency and profitability. We expect call-off volatility for the full year 2026 on average to be slightly improved compared to 2025 but still remain higher than pre-pandemic levels. However, the continued significant uncertainty in the geopolitical environment and future changes in tariffs and trade restrictions may lead to more negative call-off volatility.

Raw material inflation, geopolitical risks and tariffs

Raw material price changes had a negative impact on our profitability in the second quarter, with a gross impact of around $21 million. For the full year 2026, our current assessment is for around $110 million gross impact from higher raw material prices. We expect to be able to mitigate a majority of this headwind, mainly through internal cost reductions, material mix improvements and commercial negotiations with customers and suppliers. Given the continued uncertainty in the geopolitical environment, the effects of tariffs and trade restrictions may lead to a more adverse inflation environment. We continue to execute on productivity and cost reduction initiatives to offset these cost pressures.

The new tariffs imposed in 2025 negatively impacted our profitability in the second quarter of 2026. We achieved customer compensation for more than 80% of the tariff costs, resulting in a net negative impact after compensation of around $7 million, which was in line with the net amount in Q2 2025. Including the dilution effect, the impact on operating margin was around 35bps negative. The recovery of tariffs related to the U.S. Supreme Court's ruling regarding the International Emergency Economic Powers Act had a net positive effect of around $3 million. While it is our ambition and expectation to continue passing tariff costs on to our customers, there is significant uncertainty as future recovery levels may vary. For the full year 2026, we estimate the tariff-related dilution on operating margin will be similar to the around 20bps for full year 2025.

Ongoing geopolitical developments, including the hostilities in and around the Persian Gulf, have added uncertainty into the global economic environment. These conditions may affect supply chains, commodity prices, customer demand, and broader market stability. As a result, our current financial guidance reflects the best information available today but may change should these geopolitical dynamics materially impact our operations or the markets in which we operate.

We continue to closely monitor both geopolitical developments and the tariff policy environment in order to remain agile and to adjust our commercial and operational responses to any such developments.

Autoliv to discontinue manufacturing operations in Türkiye

On May 8, 2026, Autoliv announced an update to its strategy to align production capacity with future EMEA market requirements. As part of this strategy, Autoliv will gradually discontinue its manufacturing operations in Türkiye, which include the production of steering wheels, airbags, and seatbelts, to continue optimizing its manufacturing footprint and ensure long-term competitiveness and operational sustainability. This discontinuation is expected to affect approximately 2,200 employees. Production in Türkiye will be moved to Autoliv's other existing facilities in the EMEA region. The complete closure is anticipated in the first half of 2028. The Company expects to record restructuring charges of approximately $142 million in total, of which $90 million was recognized in the second quarter of 2026. Cash outflow is expected to be approximately $129 million, with a limited impact on the 2026 cash flow. The Company expects to achieve estimated annual pre-tax savings of $40 million, beginning in 2027, reaching the full run-rate benefit in 2028.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	or As of June 30,		or As of June 30,
	2026	2025	2026	2025
Receivables outstanding relative to sales, %1)	21.3%	21.6%	-	-
Inventory outstanding relative to sales, %2)	8.4%	8.8%	-	-
Payables outstanding relative to sales, %3)	17.7%	17.9%	-	-

Gross margin, %4)	18.2%	18.5%	18.6%	18.5%
Operating margin, %5)	6.8%	9.1%	7.7%	9.5%

Capital employed6)	4,195	4,231	-	-
Net debt7)	1,695	1,752	-	-
Return on total equity, %8)	15.6%	27.7%	18.8%	28.2%
Return on capital employed, %9)	17.9%	23.8%	20.3%	24.8%

Headcount at period-end10)	63,500	65,100	-	-

1) Outstanding receivables relative to annualized quarterly sales.

2) Outstanding inventory relative to annualized quarterly sales.

3) Outstanding payables relative to annualized quarterly sales.

4) Gross profit relative to sales.

5) Operating income relative to sales.

6) Total equity and net debt.

7) Net debt adjusted for pension liabilities in relation to EBITDA. See tabular presentation reconciling this non-GAAP measure to GAAP below.

8) Net income relative to average total equity.

9) Operating income and income from equity method investments, relative to average capital employed.

10) Employees plus temporary, hourly personnel.

three months period ended June 30, 2026 COMPARED WITH three months period ended June 30, 2025

Consolidated Sales Development

(dollars in millions)

	Three Months Ended June 30,			Components of change in net sales
	2026	2025	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$1,906	$1,812	5.2%	2.2%	3.0%
Seatbelt Products and Other2)	897	902	(0.5)%	2.4%	(3.0)%
Total	$2,803	$2,714	3.3%	2.3%	1.0%

Americas	$910	$891	2.1%	5.4%	(3.3)%
EMEA	832	828	0.4%	2.7%	(2.2)%
Asia excl. China	539	519	4.0%	(7.3)%	11%
China	522	477	9.6%	6.2%	3.4%
Total	$2,803	$2,714	3.3%	2.3%	1.0%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales for Airbags, Steering Wheels and Other grew organically (non-GAAP measure, see reconciliation table above) by 3.0% in the quarter. The largest contributors to the increase were side airbags and center airbags, followed by driver airbags, inflatable curtains and knee airbags, partly offset by declines for steering wheels and passenger airbags.

Sales by product - Seatbelts and Other

Sales for Seatbelt Products and Other declined organically (non-GAAP measure, see reconciliation table above) by 3.0% in the quarter. Sales decreased organically (non-GAAP measure) in Americas, China and EMEA while it increased in Asia excluding China.

Sales by region

Our global organic sales (non-GAAP measure, see reconciliation table above) increased by 1.0% compared to the global LVP decrease of 0.3% (according to S&P Global, July 2026). The relative outperformance was positively impacted by product launches but negatively impacted by regional and model LVP mix development (around 60bps). Our organic sales growth (non-GAAP measure) outperformed LVP growth by 7.3pp in China and by 5.9pp in Asia excluding China. We underperformed LVP in EMEA by 1.0pp and by 4.9pp in Americas, impacted mainly by lower top line effect from tariffs, negative mix due to high LVP growth in lower content South America and a lower content on some replacement models.

LVP in China declined by 4.0%, with Global OEMs LVP declining by 19% and Chinese OEMs LVP growing by 3.1%. Autoliv's sales to domestic OEMs increased organically (non-GAAP measure) by around 44% while our sales to global OEMs decreased by around 24%. Chinese OEMs accounted for 55% of our sales in China in the quarter, compared to around 40% a year ago. We expect continued strong sales growth in China in 2026, driven mainly by our performance with domestic OEMs. Our strong sales growth in Asia excluding China was mainly due to 36% organic sales growth (non-GAAP measure) in India, reflecting LVP growth but mainly the trend of increased safety content in vehicles in India.

Second quarter of 2026 organic growth1)

	Americas	EMEA	Asia excl. China	China	Global
Autoliv	(3.3)%	(2.2)%	11.3%	3.4%	1.0%
Main growth drivers	Stellantis, Subaru, Honda	Mercedes, Renault, JLR	Suzuki, Mazda, Indian OEM	Chery, Nio, Geely	Chery, Suzuki, Nio
Main decline drivers	Ford, Hyundai, Nissan	VW, BMW, Stellantis	Subaru, Ford, Isuzu	VW, Honda, Mercedes	VW, Ford, Hyundai

1) Non-GAAP measure.

Light Vehicle Production Development

Change second quarter of 2026 versus second quarter of 2025

	Americas	EMEA	Asia excl. China	China	Global
LVP1)	1.6%	(1.2)%	5.4%	(4.0)%	(0.3)%

1) Source: S&P Global, July 2026.

Earnings

	Three Months Ended June 30,
(Dollars in millions, except per share data)	2026	2025	Change
Net Sales	$2,803	$2,714	3.3%
Gross profit	509	501	1.5%
% of sales	18.2%	18.5%	(0.3	)pp
S, G&A	(138)	(145)	(4.9)%
% of sales	(4.9)%	(5.4)%	0.4	pp
R, D&E, net	(122)	(107)	14%
% of sales	(4.4)%	(3.9)%	(0.4	)pp
Other income (expense), net	(56)	(1)	n/a
Operating income	192	247	(22)%
% of sales	6.8%	9.1%	(2.3	)pp
Adjusted operating income1)	270	251	7.3%
% of sales	9.6%	9.3%	0.4	pp
Financial and non-operating items, net	(38)	(27)	44%
Income before taxes	154	221	(30)%
Income taxes	(53)	(53)	(0.2)%
Tax rate	34.5%	24.1%	10.4	pp
Net income	101	168	(40)%
Earnings per share, diluted2)	1.35	2.16	(38)%
Adjusted earnings per share, diluted1,2)	2.43	2.21	10%

1) Non-GAAP measure, excluding effects from capacity alignments and antitrust related matters.

2) Net of treasury shares.

Second quarter of 2026 financial development

Gross profit increased by $8 million and gross margin decreased by 0.3pp compared to the prior year. The drivers behind the gross profit improvement were mainly positive foreign currency translation effects and lower costs for materials. This was partly offset by $13 million in costs for a supplier compensation reversal and $9 million in asset impairment related to the restructuring activities in Türkiye.

S,G&A costs decreased by $7 million compared to the prior year, mainly due to $8 million from revised estimated credit loss reserve and $1 million in lower personnel costs, partly offset by $3 million in negative foreign currency translation effects and higher legal costs. S,G&A costs in relation to sales decreased from 5.4% to 4.9%.

R,D&E, net, costs increased by $15 million compared to the prior year, mainly due to $5 million in lower engineering income related to timing effects, $4 million in higher personnel costs due to wage inflation and $3 million in negative foreign currency translation effects. R,D&E, net, in relation to sales increased from 3.9% to 4.4%.

Other income (expense), net, was negative $56 million, compared to negative $1 million in the same period last year. The $56 million in the second quarter of 2026 consists mainly of around $66 million in capacity alignments related to our restructuring activities in Türkiye partly offset by around $10 million in government income in India.

Operating income decreased by $55 million compared to the prior year, mainly due to higher capacity alignment costs related to restructuring activities in Türkiye and higher R,D&E, net, costs, partly offset by higher gross profit and lower S,G&A costs as outlined above.

Adjusted operating income (non-GAAP measure, see reconciliation table below) increased by $18 million compared to the prior year, due to the higher gross profit and lower S,G&A costs as outlined above.

Financial and non-operating items, net, was a negative $38 million compared to a negative $27 million a year earlier. The cost increase was driven by $12 million in higher costs for non-operating items mainly related to costs associated with restructuring activities in Türkiye.

Income before taxes decreased by $67 million compared to the prior year, mainly due to the lower operating income and higher costs for financial and non-operating items, net, as outlined above.

Tax rate was 34.5% compared to 24.1% the prior year. Discrete tax items, net, had an unfavorable impact of 5.4pp in the second quarter of 2026, while discrete tax items, net, in the second quarter of 2025 had a favorable impact of 4.3pp. Discrete tax items recorded in the second quarter of 2026 primarily related to negative tax impacts from costs recorded for the capacity alignment for Autoliv’s manufacturing operations in Türkiye.

Earnings per share, diluted decreased by $0.81 compared to the prior year. The main drivers were $0.55 from lower operating income, $0.21 from higher taxes and $0.11 from financial and non-operating items, partly offset by $0.05 from lower number of outstanding shares, diluted.

six months period ended June 30, 2026 COMPARED WITH six months period ended June 30, 2025

Consolidated Sales Development

(dollars in millions)

	Six Months Ended June 30,			Components of change in net sales
	2026	2025	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$3,769	$3,565	5.7%	3.9%	1.8%
Seatbelt Products and Other2)	1,787	1,727	3.5%	4.5%	(1.0)%
Total	$5,556	$5,292	5.0%	4.1%	0.9%

	Six Months Ended June 30,			Components of change in net sales
	2026	2025	Reported change	Currency effects 1)	Organic 3)
Americas	$1,773	$1,742	1.7%	6.0%	(4.2)%
EMEA	1,667	1,592	4.7%	6.7%	(2.0)%
Asia excl. China	1,102	1,034	6.6%	(4.6)%	11%
China	1,014	924	9.8%	5.7%	4.1%
Total	$5,556	$5,292	5.0%	4.1%	0.9%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales for Airbags, Steering Wheels and Other grew organically (non-GAAP measure, see reconciliation table above) by 1.8% in the period. The largest contributors to the increase were side airbags and center airbags, followed by driver airbags, partly offset by declines for passenger airbags and steering wheels.

Sales by product - Seatbelts and Other

Sales for Seatbelt Products and Other declined organically (non-GAAP measure, see reconciliation table above) by 1.0% in the period. Sales decreased organically (non-GAAP measure) in Americas, China and EMEA while it increased in Asia excluding China.

Sales by region

Our global organic sales (non-GAAP measure, see reconciliation table above) increased by 0.9% compared to the global LVP decrease of 1.0% (according to S&P Global, July 2026). The relative outperformance was mainly driven by new product launches. Our organic sales growth outperformed LVP growth by 10pp in China and by 5.8pp in Asia excluding China. We underperformed LVP in EMEA by 1.8pp and by 5.1pp in Americas, impacted mainly by lower top line effect from tariffs, negative mix due to high LVP growth in lower content in South America and a lower content on some replacement models.

LVP in China declined by 6.0%, with Global OEMs LVP declining by 12% and Chinese OEMs LVP decreased by 3.1%. Autoliv's sales to domestic OEMs increased organically (non-GAAP measure) by around 37% while our sales to global OEMs decreased by around 17%. Chinese OEMs accounted for 51% of our sales in China in the first half year of 2026, compared to 39% a year ago. Our strong sales growth in Asia excluding China was mainly due to 37% organic sales growth in India, reflecting LVP growth but mainly the trend of increased safety content in vehicles in India.

First six months of 2026 organic growth1)

	Americas	EMEA	Asia excl. China	China	Global
Autoliv	(4.2)%	(2.0)%	11.2%	4.1%	0.9%
Main growth drivers	Stellantis, Subaru, Honda	Mercedes, Renault, Volvo	Suzuki, Indian OEM, Mazda	Chery, Nio, Geely	Suzuki, Chery, Nio
Main decline drivers	Ford, Hyundai, GM	VW, Hyundai, Ford	Subaru, Ford, Isuzu	VW, Honda, Mercedes	VW, Ford, Toyota

1) Non-GAAP measure.

Light Vehicle Production Development

Change first six months of 2026 versus first six months of 2025

	Americas	EMEA	Asia excl. China	China	Global
LVP1)	0.9%	(0.3)%	5.5%	(6.0)%	(1.0)%

1) Source: S&P Global, July 2026.

Earnings

	Six Months Ended June 30,
(Dollars in millions, except per share data)	2026	2025	Change
Net Sales	$5,556	$5,292	5.0%
Gross profit	1,035	980	5.7%
% of sales	18.6%	18.5%	0.1	pp
S, G&A	(299)	(290)	3.1%
% of sales	(5.4)%	(5.5)%	0.1	pp
R, D&E, net	(242)	(202)	19.9%
% of sales	(4.4)%	(3.8)%	(0.5	)pp
Other income (expense), net	(65)	14	n/a
Operating income	429	502	(14)%
% of sales	7.7%	9.5%	(1.8	)pp
Adjusted operating income1)	515	506	1.7%
% of sales	9.3%	9.6%	(0.3	)pp
Financial and non-operating items, net	(73)	(48)	52%
Income before taxes	356	453	(22)%
Income taxes	(113)	(118)	(4.1)%
Tax rate	31.9%	26.1%	5.8	pp
Net income	242	335	(28)%
Earnings per share, diluted2)	3.24	4.31	(25)%
Adjusted earnings per share, diluted1,2)	4.49	4.36	2.9%

1) Non-GAAP measure, excluding effects from capacity alignments and antitrust related matters.

2) Net of treasury shares.

First six months of 2026 financial development

Gross profit increased by $56 million and gross margin increased by 0.1pp compared to the prior year. The drivers behind the gross profit improvement were mainly positive foreign currency translation effects and lower costs for materials. This was partly offset by costs for a supplier compensation reversal and asset impairment related to the restructuring activities in Türkiye.

S,G&A costs increased by $9 million compared to the prior year, mainly due to negative foreign currency translation effects and higher personnel costs, partly offset by reversal of estimated credit loss reserve. S,G&A costs in relation to sales decreased from 5.5% to 5.4%.

R,D&E, net, costs increased by $40 million compared to the prior year, mainly due to lower engineering income, higher personnel costs and negative foreign currency translation effects. R,D&E, net, in relation to sales increased from 3.8% to 4.4%.

Other income (expense), net, was negative $65 million, compared to positive $14 million in the same period last year. The increase in costs were mainly due to higher capacity alignment costs related to restructuring activities in Türkiye.

Operating income decreased by $73 million compared to the prior year, mainly due to higher capacity alignment costs related to restructuring activities in Türkiye, higher R,D&E, net, costs and higher S,G&A costs, partly offset by higher gross profit as outlined above.

Adjusted operating income (non-GAAP measure, see reconciliation table below) increased by $8 million compared to the prior year, due to the higher gross profit, partly offset by the higher costs for R,D&E, net and S,G&A.

Financial and non-operating items, net, was negative $73 million compared to negative $48 million a year earlier. The cost increase comes from higher costs for non-operating items mainly related to costs associated with restructuring activities in Türkiye and Mexico.

Income before taxes decreased by $98 million compared to the prior year, mainly due to the lower operating income and higher costs for financial and non-operating items, net, as outlined above.

Tax rate was 31.9% compared to 26.1% the prior year. Discrete tax items, net, for the period had an unfavorable impact of 3.7pp. Discrete tax items, net, for the prior year period had a favorable impact of 2.1pp. Discrete tax items recorded in the first six months of 2026 primarily related to negative tax impacts from costs recorded for the capacity alignment for Autoliv’s manufacturing operations in Türkiye.

Earnings per share, diluted decreased by $1.07 compared to the prior year. The main drivers were $0.69 from lower operating income, $0.26 from higher tax and $0.23 from financial and non-operating items, partly offset by $0.12 from lower number of outstanding shares, diluted.

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

Second quarter of 2026 development

Changes in operating working capital impacted operating cash flow by $240 million positive compared to $15 million positive in the prior year. The $240 million decrease in operating working capital comes mainly from $120 million from accounts payable, $35 million from receivables, net, and $48 million from accrued severance and restructuring costs. The decrease in operating working capital is mainly due to an expected normalization of working capital following the increase seen in the first quarter, which was related to high level of sales in March 2026 and other temporary effects.

Operating cash flow increased by $157 million to $434 million compared to the prior year, mainly because of the decrease in operating working capital outlined above, partly offset by a lower net income.

Capital expenditure, net, decreased by $20 million compared to the prior year. The level of capital expenditure, net, in relation to sales declined to 3.4% versus 4.2% a year earlier. The lower level of capital expenditure, net is mainly related to the lower activity level of footprint optimization and less capacity expansion.

Free operating cash flow (non-GAAP measure, see reconciliation table below) was positive $340 million compared to positive $163 million in the prior year. The increase was due to the higher operating cash flow and lower capital expenditure, net, as outlined above.

Cash conversion (non-GAAP measure, see reconciliation table below), defined as free operating cash flow (non-GAAP measure) in relation to net income, was 338% compared to 97% a year earlier as free operating cash flow was increased while net income decreased.

Net debt (non-GAAP measure, see reconciliation table below) was $1,695 million as of June 30, 2026, which was $57 million lower than a year earlier.

Total equity as of June 30, 2026, increased by $21 million compared to June 30, 2025. This was mainly due to net income of $643 million and $27 million in other positive effects, partly offset by $454 million in share repurchases, including taxes, and $194 million in dividend payments.

Leverage ratio (non-GAAP measure, see reconciliation table below): On June 30, 2026, the Company had a leverage ratio of 1.2x compared to 1.3x on June 30, 2025, as the 12 months trailing adjusted EBITDA (non-GAAP measure, see reconciliation table below) increased by $73 million while net debt (non-GAAP measure) per the policy decreased by $44 million. Our target is to have a leverage ratio not higher than 1.5x.

First six months of 2026 development

Operating cash flow increased by $4 million to $359 million compared to the prior year, mainly because the positive effects from working capital and depreciations were almost offset by the lower net income.

Capital expenditure, net, decreased by $29 million compared to the prior year. The level of capital expenditure, net, in relation to sales was 3.2% versus 3.9% a year earlier. The lower level of capital expenditure, net was mainly related to the lower activity level of footprint optimization and less capacity expansion.

Free operating cash flow (non-GAAP measure, see reconciliation table below) was positive $180 million compared to positive $147 million in the prior year. The increase was mainly due to the lower level of capital expenditure, net.

Cash conversion (non-GAAP measure, see reconciliation table below) defined as free operating cash flow (non-GAAP measure) in relation to net income, was 74% compared to 44% a year earlier as free operating cash flow increased while net income decreased.

NON-U.S. GAAP MEASURES

The Company believes that comparability between periods is improved through the exclusion of certain items. To assist investors in understanding the operating performance of Autoliv's business, it is useful to consider certain GAAP measures exclusive of these items.

The following tables reconcile Income before income taxes, Net income attributable to controlling interest and Capital employed, which are inputs utilized to calculate Return On Capital Employed (“ROCE”), adjusted ROCE, Return On Total Equity (“ROE”), and adjusted ROE. The Company believes this presentation may be useful to investors and industry analysts who utilize these adjusted non-GAAP measures in their ROCE and ROE calculations to exclude certain items for comparison purposes across periods. Autoliv’s management uses the ROCE, adjusted ROCE, ROE and adjusted ROE measures for purposes of comparing its financial performance with the financial performance of other companies in the industry and providing useful information regarding the factors and trends affecting the Company’s business.

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

Accordingly, the tables below reconcile from GAAP to the equivalent non-GAAP measure.

Reconciliation of GAAP measure "Operating income" to Non-GAAP measure "Adjusted Operating income"

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Operating income (GAAP)	$192	$247	$429	$502
Non-GAAP adjustments:
Less: Capacity alignments	77	1	85	3
Less: Antitrust related items	0	3	0	1
Total non-GAAP adjustments to operating income	78	4	86	5
Adjusted Operating income (Non-GAAP)	$270	$251	$515	$506

Reconciliation of GAAP measure "Operating margin" to Non-GAAP measure "Adjusted Operating margin"

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating margin (GAAP)	6.8%	9.1%	7.7%	9.5%
Non-GAAP adjustments:
Less: Capacity alignments	2.8%	0.0%	1.5%	0.1%
Less: Antitrust related items	0.0%	0.1%	0.0%	0.0%
Total non-GAAP adjustments to operating margin	2.8%	0.1%	1.5%	0.1%
Adjusted Operating margin (Non-GAAP)	9.6%	9.3%	9.3%	9.6%

Reconciliation of GAAP measure "Other non-operating items, net" to Non-GAAP measure "Adjusted Other non-operating items, net"

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Other non-operating items, net (GAAP)	$(15)	$(3)	$(27)	$(3)
Non-GAAP adjustments:
Less: Capacity alignments - non-operating1)	14	-	22	0
Total non-GAAP adjustments to Other non-operating items, net	14	-	22	0
Adjusted Other non-operating items, net (Non-GAAP)	$(2)	$(3)	$(5)	$(3)
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Income before income taxes" to Non-GAAP measure "Adjusted Income before income taxes"

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Income before income taxes (GAAP)	$154	$221	$356	$453
Non-GAAP adjustments:
Less: Capacity alignments - operating	77	1	85	3
Less: Capacity alignments - non-operating1)	14	-	22	-
Less: Antitrust related items	0	3	0	1
Total non-GAAP adjustments to Income before income taxes	91	4	108	5
Adjusted Income before income taxes (Non-GAAP)	$245	$225	$464	$458
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Net income" to Non-GAAP measure "Adjusted Net income"

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Net income (GAAP)	$101	$168	$242	$335
Non-GAAP adjustments:
Less: Capacity alignments - operating	77	1	85	3
Less: Capacity alignments - non-operating1)	14	-	22	-
Less: Antitrust related items	0	3	0	1
Less: Tax on non-GAAP adjustments	(11)	(1)	(15)	(1)
Total non-GAAP adjustments to Net income	80	3	93	4
Adjusted Net income (Non-GAAP)	$181	$171	$335	$339
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Net income attributable to controlling interest" to Non-GAAP measure "Adjusted Net income attributable to controlling interest"

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Net income attributable to controlling interest (GAAP)	$100	$167	$242	$334
Non-GAAP adjustments:
Less: Capacity alignments - operating	77	1	85	3
Less: Capacity alignments - non-operating1)	14	-	22	-
Less: Antitrust related items	0	3	0	1
Less: Tax on non-GAAP adjustments	(11)	(1)	(15)	(1)
Total non-GAAP adjustments to Net income attributable to controlling interest	80	3	93	4
Adjusted Net income attributable to controlling interest (Non-GAAP)	$181	$170	$334	$338
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Earnings per share - diluted" to Non-GAAP measure "Adjusted Earnings per share - diluted"

	Three Months Ended June 30,		Six Months Ended June 30,
(Per share data)	2026	2025	2026	2025
Earnings per share - diluted (GAAP)	$1.35	$2.16	$3.24	$4.31
Non-GAAP adjustments:
Less: Capacity alignments - operating	1.04	0.02	1.14	0.04
Less: Capacity alignments - non-operating1)	0.18	-	0.30	-
Less: Antitrust related items	0.00	0.03	0.00	0.02
Less: Tax on non-GAAP adjustments	(0.15)	(0.01)	(0.20)	(0.01)
Total non-GAAP adjustments to Earnings per share - diluted	1.08	0.04	1.25	0.05
Adjusted Earnings per share - diluted (Non-GAAP)	$2.43	$2.21	$4.49	$4.36

Weighted average number of shares outstanding - diluted	74.2	77.3	74.5	77.5
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Return on Capital Employed" to Non-GAAP measure "Adjusted Return on Capital Employed"

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Return on capital employed1) (GAAP)	17.9%	23.8%	20.3%	24.8%
Non-GAAP adjustments:
Less: Capacity alignments - operating	6.9%	0.1%	3.8%	0.2%
Less: Antitrust related items	0.0%	0.2%	0.0%	0.1%
Total non-GAAP adjustments to Return on capital employed1)	7.0%	0.4%	3.9%	0.2%
Adjusted Return on capital employed1) (Non-GAAP)	24.9%	24.1%	24.1%	25.0%

Annualized adjustment2) on Return on capital employed1)	$311	$16	$216	$9

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

Reconciliation of GAAP measure "Return on Total Equity" to Non-GAAP measure "Adjusted Return on Total Equity"

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Return on total equity1) (GAAP)	15.6%	27.7%	18.8%	28.2%
Non-GAAP adjustments:
Less: Capacity alignments - operating	11.6%	0.2%	6.3%	0.3%
Less: Capacity alignments - non-operating2)	2.0%	-	1.7%	-
Less: Antitrust related items	0.0%	0.4%	0.0%	0.1%
Less: Tax on non-GAAP adjustments	(1.6)%	(0.1)%	(1.1)%	(0.1)%
Total non-GAAP adjustments to Return on total equity1)	12.0%	0.5%	6.9%	0.3%
Adjusted Return on total equity1) (Non-GAAP)	27.6%	28.2%	25.7%	28.5%

Annualized adjustment3) on Return on total equity1)	$321	$13	$186	$8

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

Reconciliation of GAAP financial measure to non-GAAP measure “Net debt”

(Dollars in millions)

	June 30, 2026	March 31, 2026	June 30, 2025
Short-term debt	$350	$393	$679
Long-term debt	1,688	1,699	1,372
Total debt	2,037	2,091	2,051
Cash and cash equivalents	(377)	(342)	(237)
Debt issuance cost/Debt-related derivatives, net	34	23	(62)
Net debt (non-GAAP)	$1,695	$1,773	$1,752

The non-GAAP measure “Net debt” is also used in the non-GAAP measure “Leverage ratio”. Management uses the non-GAAP measure “Leverage Ratio” to analyze the amount of debt the Company can incur under its debt policy. Management believes that this policy also provides guidance to credit and equity investors regarding the extent to which the Company would be prepared to leverage its operations. It is Autoliv’s target to operate with a leverage ratio (sum of net debt plus pension liabilities divided by adjusted EBITDA) of 1.5x or below. For details and calculation of leverage ratio (non-GAAP measure), refer to the table below.

Calculation of non-GAAP measure “Leverage ratio”

(Dollars in millions)

(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2025
Net debt1) (non-GAAP)	$1,695	$1,773	$1,752
Pension liabilities	180	176	167
Net debt per the Policy (non-GAAP)	1,874	1,949	1,919

Net income2)	643	710	717
Income taxes 2)	246	246	255
Interest expense, net2,3)	93	93	96
Other non-operating items, net2)	40	28	19
Income from equity method investments2)	(5)	(6)	(6)
Depreciation and amortization of intangibles2)	434	419	390
Capacity alignments2)	104	28	6
Antitrust related items2)	2	4	6
Other items2)	—	—	—
EBITDA per the Policy (Adjusted EBITDA) (non-GAAP)	$1,556	$1,523	$1,483
Leverage ratio (non-GAAP)	1.2	1.3	1.3

1) Net debt (non-U.S. GAAP measure) is short- and long-term debt and debt-related derivatives, less cash and cash equivalents.

2) Latest 12-months.

3) Interest expense, net including cost for extinguishment of debt, if any, less interest income.

Management uses the non-GAAP measure “free operating cash flow” to analyze the amount of cash flow being generated by the Company’s operations after capital expenditure, net. This measure indicates the Company’s cash flow generation level that enables strategic value creation options such as dividends or acquisitions. For details on the calculation of free operating cash flow, see the table below. Management uses the non-GAAP measure “cash conversion” to analyze the proportion of net income that is converted into free operating cash flow. The measure is a tool to evaluate how efficiently the Company utilizes its resources. For details on cash conversion, see the table below.

Reconciliation of GAAP measure "Operating cash flow" to non-GAAP measures "Free operating cash flow" and "Cash conversion"

(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$101	$168	$242	$335
Changes in operating working capital	240	15	(108)	(164)
Depreciation and amortization	115	100	222	195
Gain on divestiture of property	—	—	0	(6)
Other, net	(21)	(5)	3	(6)
Operating cash flow (GAAP)	434	277	359	355
Expenditures for property, plant and equipment	(95)	(115)	(180)	(217)
Proceeds from sale of property, plant and equipment	0	1	1	9
Capital expenditure, net1)	(95)	(114)	(178)	(208)
Free operating cash flow2) (non-GAAP)	$340	$163	$180	$147
Cash conversion3) (non-GAAP)	338%	97%	74%	44%
1) Defined as Expenditures for property, plant and equipment less Proceeds from sale of property, plant and equipment.
2) Operating cash flow less Capital expenditures, net.
3) Free operating cash flow relative to Net income.

Headcount

	June 30, 2026	March 31, 2026	June 30, 2025
Total headcount	63,500	64,100	65,100
Whereof:
Direct personnel in manufacturing	46,200	46,700	48,000
Indirect personnel	17,300	17,400	17,100
Temporary personnel	11%	10%	9.3%

As of June 30, 2026, total headcount (Full Time Equivalent) decreased by around 1,600, or 2.5%, compared to a year earlier. The indirect workforce increased by around 200, or 1.1%, mainly reflecting a change in headcount reporting classification, moving around 300 people from direct to indirect. The direct workforce decreased by approximately 1,800, or 3.7%. The decrease was supported by improved customer call-off accuracy, which enabled us to accelerate operating efficiency improvements, and also reflected the reclassification mentioned above.

Compared to March 31, 2026, total headcount (Full Time Equivalent) decreased by around 600, or 0.9%. Indirect headcount decreased by around 100, while direct headcount decreased by approximately 500.

Full year 2026 guidance

In addition to the assumptions below and in our business and market update above, our full year 2026 guidance is based on our customer call-offs and the achievement of our targeted cost compensation adjustments with our customers, including no material changes to tariffs or trade restrictions, as compared to what is in effect as of July 9, 2026, as well as no significant changes in the macro-economic environment, changes in customer call-off volatility or significant supply chain disruptions.

Full year 2026 Guidance
Organic sales growth	Around 0%
Adjusted operating margin 1)	Around 10.5-11%
Operating cash flow 2)	Around $1.2 billion
Capital expenditures, net % of sales	Less than 5%
1) Excluding effects from capacity alignments, antitrust related matters and other discrete items.
2) Excluding unusual items.

Full year 2026 Assumptions
LVP growth	Around 2.5% negative
Foreign currency impact on net sales	Around 2.5% positive
Tax rate3)	Around 30%
3) Excluding unusual tax items.

This report includes content supplied by S&P Global; Copyright © Light Vehicle Production Forecast, January, April and July 2026. All rights reserved.

The forward-looking non-GAAP financial measures above are provided on a non-GAAP basis. The Company has not provided a GAAP reconciliation of these measures because items that impact these measures, such as costs and gains related to capacity alignments and antitrust matters, cannot be reasonably predicted or determined. As a result, such reconciliation is not available without unreasonable efforts and the Company is unable to determine the probable significance of the unavailable information.

Other Items

•
On May 8, 2026, Autoliv announced that it will discontinue its manufacturing operations in Türkiye.
•
On June 3, 2026, Autoliv inaugurated the Autoliv Innovation Center in Vårgårda, Sweden. It is a significant step to accelerate the development of life-saving mobility solutions through the Autoliv Innovation Center - a new global platform designed to speed up innovation, collaboration, and development of advanced safety technologies.
•
On June 26, 2026, Autoliv announced that Kevin Fox notified the Company that he is resigning as the President, Autoliv Americas for personal reasons. He will remain in his current position through August 31, 2026, and thereafter will serve as executive senior advisor to the CEO through February 28, 2027, to support the transition to his successor, unless otherwise agreed by the parties.
•
On July 6, 2026, Autoliv announced that Great Wall Motor (GWM), a leading Chinese automotive manufacturer, and Autoliv (Shanghai) Management Co., Ltd signed a Global Strategic Cooperation Framework Agreement. The agreement marks a new phase in the companies' long-term global partnership.
•
On July 7, 2026, Autoliv announced that XPENG Inc., a leading Chinese physical AI technology company with a growing international presence and innovations in smart electric vehicles, autonomous driving and humanoid robots, and Autoliv (Shanghai) Management Co., Ltd. signed a strategic cooperation framework agreement to support the development of safer mobility solutions for global markets. Under the agreement, Autoliv and XPENG will expand collaboration across several key areas, including technology development, digitalization, supply chain coordination, sustainability, and global business expansion, combining Autoliv's worldwide safety expertise with XPENG's innovation in smart electric mobility.
•
In the second quarter of 2026, Autoliv repurchased and retired 1.65 million shares of common stock at an average price of $121.43 per share, for a total of approximately $200 million under the Autoliv 2029 stock repurchase program. Under this program, repurchases may be made from July 1, 2025 through December 31, 2029. The maximum value of aggregate repurchases under this program is $2.5 billion. Repurchases of stock may be made directly on the NYSE.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2026, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

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

ITEM 1A. RISK FACTORS

As of June 30, 2026, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchased by the Company during the three months period ended June 30, 2026.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (USD)
April 1-30, 2026	345,067	$116.46	2,447,921	$2,209,812,241
May 1-31, 2026	816,138	$119.67	3,264,059	$2,112,147,334
June 1-30, 2026	485,797	$127.93	3,749,856	$2,050,000,359

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

4.7

Base Listing Particulars Agreement, dated March 6, 2026, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 17, 2026).

4.8

Amended and Restated Programme Agreement, dated March 6, 2026, among Autoliv, Inc., Autoliv ASP, Inc. and the dealers named therein, incorporated herein by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 17, 2026).

4.9

General Terms and Conditions for Swedish Depository Receipts in Autoliv, Inc. representing common shares in Autoliv, Inc., effective as of April 8, 2024, with Skandinaviska Enskilda Banken AB (publ) serving as custodian, incorporated herein by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q (File No. 001-12933, filing date April 26, 2024).

10.1*	Autoliv, Inc. Non-Employee Director Compensation Policy effective May 1, 2026.

10.2*	Amendment to Employment Agreement, effective June 25, 2026, by and between Autoliv, Inc. and Kevin Fox.

10.3*	Addendum to Employment Agreement, effective June 25, 2026, by and between Autoliv, Inc. and Anthony Nellis.

31.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Autoliv, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (embedded within the inline XBRL document).

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 17, 2026

AUTOLIV, INC.

(Registrant)

By:	/s/ Monika Grama
Monika Grama
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)