Form 10-Q
period 2026-09-30
AUTOLIV INC
filed 2026-10-23
CIK 1034670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

Yes: ☐ No: ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 16, 2026, there were 72,006,695 shares of common stock of Autoliv, Inc., par value $1.00 per share, outstanding.

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

Because these forward-looking statements involve risks and uncertainties, the outcome could differ materially from those set out in the forward-looking statements for a variety of reasons, including without limitation: general global and regional economic conditions, including the impact of inflation; changes in light vehicle production; fluctuation in vehicle production schedules for which the Company is a supplier; global supply chain disruptions, including port, transportation, and distribution delays or interruptions; supply chain disruptions and component shortages specific to the automotive industry or the Company; potential changes to beneficial free trade agreements and regulations, such as the United States-Mexico-Canada Agreement; changes in geopolitical and other economic and political conditions or developments, including inflation, changes in trade policies, tariff regimes, and other developments in and by countries in which we do business that could materially impact supply chains, margins, access to capital, or overall business performance; political instability or geopolitical conflicts; changes in general industry or market conditions, including regional economic growth or decline; changes in and the successful execution of our capacity alignment, restructuring, cost reduction, and efficiency initiatives and the market reaction thereto; loss of business from increased competition; volatility or increases in raw material, fuel, and energy costs; changes in consumer and customer preferences for end products; loss of customers or sales; legislative or regulatory changes; customer bankruptcies, consolidations or restructuring or divestiture of customer brands; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; market acceptance of our new products; costs or difficulties related to the integration of any new or acquired businesses and technologies; continued uncertainty in pricing and other negotiations with customers, including inflation and tariff compensations; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; our ability to be awarded new business; product liability, warranty and recall claims and investigations and other litigation, civil judgments or financial penalties and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of pending or future litigation or infringement claims, and the availability of insurance with respect to such matters; our ability to protect our intellectual property rights; negative impacts of antitrust investigations or other governmental investigations and associated litigation relating to the conduct of our business; tax assessments or results of tax audits by governmental authorities and changes in our effective tax rate; dependence on key personnel; our ability to meet our sustainability targets, goals and commitments; dependence on and relationships with customers and suppliers; the conditions necessary to achieve our financial targets; and other risks and uncertainties identified in Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 19, 2026.

For any forward-looking statements contained in this or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to update publicly or revise any forward-looking statements in light of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$2,693	$2,706	$8,249	$7,998
Cost of sales1)	(2,197)	(2,184)	(6,717)	(6,496)
Gross profit	496	522	1,531	1,502
Selling, general and administrative expenses	(138)	(137)	(437)	(427)
Research, development and engineering expenses, net	(99)	(117)	(341)	(319)
Other income (expense), net2)	(5)	(1)	(70)	13
Operating income	254	267	683	769
Income from equity method investment	0	2	2	4
Interest income	2	3	7	7
Interest expense	(23)	(25)	(76)	(77)
Other non-operating items, net	(2)	(7)	(30)	(10)
Income before income taxes	230	240	586	693
Income tax expense	(75)	(65)	(188)	(183)
Net income3)	155	175	398	510
Less: Net income attributable to non-controlling interest	0	0	1	1
Net income attributable to controlling interest	$155	$175	$397	$509

Net earnings per share – basic	$2.13	$2.29	$5.37	$6.61
Net earnings per share – diluted	$2.13	$2.28	$5.36	$6.59

Weighted average number of shares outstanding, net of treasury shares (in millions)	72.6	76.4	73.8	77.0
Weighted average number of shares outstanding, assuming dilution and net of treasury shares (in millions)	72.9	76.7	74.1	77.3

Cash dividend per share – declared	$0.87	$0.00	$2.61	$2.25
Cash dividend per share – paid	$0.87	$0.85	$2.61	$2.25

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

3) For the three months periods ended September 30, 2026 and 2025, the aggregate transaction gain (loss) included in net income for the period was a gain of $9 million and a loss of $7 million, respectively. For the nine months periods ended September 30, 2026 and 2025, the aggregate transaction gain (loss) included in net income for the period was a gain of $15 million and a loss of $21 million, respectively.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$155	$175	$398	$510
Other comprehensive income (loss) before tax:
Change in cumulative translation adjustments1)	22	$0	11	125
Net change in unrealized components of defined benefit plans	6	$4	15	6
Other comprehensive income, before tax	28	4	26	131
Tax effect allocated to other comprehensive income	(1)	(1)	(3)	(1)
Other comprehensive income, net of tax	27	3	23	129
Comprehensive income	182	179	421	640
Less: Comprehensive income attributable to non-controlling interest	0	0	1	2
Comprehensive income attributable to controlling interest	$182	$178	$420	$638

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

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	As of
	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$197	$604
Receivables, net	2,422	2,236
Inventories, net	1,020	992
Prepaid expenses and accrued income	229	212
Other current assets	83	57
Total current assets	3,951	4,101
Property, plant and equipment, net	2,349	2,417
Operating lease right-of-use assets	159	171
Goodwill and intangible assets, net	1,398	1,386
Other non-current assets	571	568
Total assets	8,427	8,644

Liabilities and equity
Short-term debt	251	419
Accounts payable1)	1,990	2,007
Accrued liabilities	1,189	1,050
Operating lease liabilities - current	41	43
Other current liabilities	387	404
Total current liabilities	3,859	3,923
Long-term debt	1,683	1,734
Pension liability	175	169
Operating lease liabilities - non-current	113	122
Other non-current liabilities	127	113
Total non-current liabilities	2,098	2,138
Common stock	74	77
Additional paid-in capital	796	850
Retained earnings	2,216	2,308
Accumulated other comprehensive loss2)	(495)	(518)
Treasury stock	(133)	(146)
Total controlling interest's equity	2,459	2,572
Non-controlling interest	11	10
Total equity	2,470	2,582
Total liabilities and equity	$8,427	$8,644

1) Amount of obligations confirmed under the Company's Supplier Finance Program that remains unpaid is reported as Accounts Payable in the Condensed Consolidated Balance Sheets. Amount of obligations outstanding as of September 30, 2026 and December 31, 2025 are $303 million and $365 million, respectively.

2) Including cumulative translation adjustment as of September 30, 2026 and December 31, 2025 to the amount of $(479) million and $(487) million, respectively.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in millions)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$398	$510
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	328	299
Deferred income taxes	(9)	(2)
Undistributed earnings from equity method investments, net of dividends	0	(0)
Gain on divestiture of property	—	(6)
Other, net	34	28
Net change in operating assets and liabilities:
Receivables (gross)	(128)	(170)
Other operating assets	(73)	(122)
Inventories, gross	(39)	(52)
Accounts payable	(24)	10
Accrued expenses	129	107
Income taxes	(19)	11
Net cash provided by operating activities	598	613

Investing activities
Expenditures for property, plant and equipment1)	(295)	(323)
Proceeds from sale of property, plant and equipment	2	10
Acquisition of interest in affiliates	(2)	—
Net cash used in investing activities	(295)	(313)

Financing activities
Net increase in short-term debt	117	247
Proceeds from issuance of long-term debt	2	122
Repayment of long-term debt	(285)	(311)
Dividends paid	(192)	(173)
Stock repurchased	(350)	(201)
Common stock options exercised	—	0
Net cash used in financing activities	(709)	(316)
Effect of exchange rate changes on cash and cash equivalents	(1)	(89)
Decrease in cash and cash equivalents	(407)	(105)
Cash and cash equivalents at beginning of period	604	330
Cash and cash equivalents at end of period	197	225

1) As of September 30, 2026 and December 31, 2025, $68 million and $104 million, respectively, of the Company's capital expenditures for property, plant and equipment during the period were included in Accounts Payable balance, and therefore represents a noncash investing activity.

See Notes to the Condensed Consolidated Financial Statements (unaudited).

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (UNAUDITED) (Dollars in millions)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2025	$77	$850	$2,308	$(518)	$(146)	$2,572	$10	$2,582
Comprehensive income (loss):
Net income			141			141	0	142
Foreign currency translation adjustment				(24)		(24)	0	(24)
Pension liability				0		0		0
Total Comprehensive Income (loss)	—	—	141	(24)	—	118	0	118
Repurchased and retired shares						—		—
Stock-based compensation					9	9		9
Cash dividends declared			(65)			(65)		(65)
Other			0			0		0
Balances at March 31, 2026	$77	$850	$2,384	$(541)	$(137)	$2,634	$10	$2,644
Comprehensive income (loss):
Net income			100			100	0	101
Foreign currency translation adjustment				13		13	0	13
Pension liability				7		7		7
Total Comprehensive Income	—	—	100	20	—	121	0	121
Repurchased and retired shares	(2)	(31)	(167)			(200)		(200)
Stock-based compensation					2	2		2
Cash dividends declared			(64)			(64)		(64)
Other			(2)			(2)		(2)
Balances at June 30, 2026	$76	$819	$2,251	$(521)	$(135)	$2,490	$11	$2,501
Comprehensive income (loss):
Net income			155			155	0	155
Foreign currency translation adjustment				22		22	0	22
Pension liability				5		5		5
Total Comprehensive Income	—	—	155	27	—	182	0	182
Repurchased and retired shares	(1)	(23)	(125)			(150)		(150)
Stock-based compensation					2	2		2
Dividends paid to non-controlling interest on subsidiary shares							(0)	(0)
Cash dividends declared			(63)			(63)		(63)
Other			(2)			(2)		(2)
Balances at September 30, 2026	$74	$796	$2,216	$(495)	$(133)	$2,459	$11	$2,470

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total controlling interest's equity	Non- controlling interest	Total equity
Balances at December 31, 2024	$80	$910	$2,105	$(659)	$(160)	$2,276	$10	$2,285
Comprehensive income (loss):
Net income			167			167	0	167
Foreign currency translation adjustment				10		10	0	10
Pension liability				(3)		(3)		(3)
Total Comprehensive Income	—	—	167	7	—	174	0	175
Repurchased and retired shares	(1)	(10)	(40)			(50)		(50)
Stock-based compensation					7	7		7
Cash dividends declared			(54)			(54)		(54)
Other			(1)			(1)		(1)
Balances at March 31, 2025	$80	$900	$2,176	$(652)	$(153)	$2,351	$10	$2,361
Comprehensive income (loss):
Net income			167			167	0	168
Foreign currency translation adjustment				114		114	0	114
Pension liability				5		5		5
Total Comprehensive Income	—	—	167	119	—	286	1	286
Repurchased and retired shares	(1)	(10)	(41)			(51)		(51)
Stock-based compensation					2	2		2
Cash dividends declared			(119)			(119)		(119)
Other			(1)			(1)		(1)
Balances at June 30, 2025	$79	$890	$2,183	$(534)	$(151)	$2,469	$11	$2,480
Comprehensive income (loss):
Net income			175			175	0	175
Foreign currency translation adjustment				0		0	(0)	0
Pension liability				3		3		3
Total Comprehensive Income	—	—	175	3	—	178	0	179
Repurchased and retired shares	(1)	(16)	(83)			(100)		(100)
Stock-based compensation					3	3		3
Dividends paid to non-controlling interest on subsidiary shares							(1)	(1)
Cash dividends declared			1			1		1
Other			(1)			(1)		(1)
Balances at September 30, 2025	$79	$874	$2,275	$(530)	$(148)	$2,549	$10	$2,559

See Notes to the Condensed Consolidated Financial Statements (unaudited).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Unless otherwise noted, all amounts are presented in millions of dollars, except for per share amounts)

September 30, 2026

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

The Condensed Consolidated Balance Sheets as of December 31, 2025 have been derived from the audited consolidated financial statements at that date but do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements.

The Company has one reportable segment, which includes Autoliv’s airbag and seatbelt products and components.

Certain amounts in the condensed consolidated financial statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts. Certain amounts in prior periods may have been reclassified to conform to the current year's presentation.

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

Adoption of new accounting standards

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than to evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025-11 can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company early adopted ASU 2025-11 prospectively in the first quarter of 2026. The adoption of ASU 2025-11 did not have a significant impact on the Company's interim disclosures.

Accounting standards issued but not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, to improve financial reporting by requiring additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 do not change or remove current expense disclosure requirements. The amendments require that at each interim and annual reporting period an entity should disclose the amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to any or all periods presented in the financial statements. The adoption of ASU 2024-03 is expected to result in incremental disclosures in the Company’s financial statements. The Company will adopt the amendments in ASU 2024-03 prospectively upon the effective date.

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

The carrying value is the same as the fair value as these instruments are recognized in the consolidated financial statements at fair value. Although the Company is party to close-out netting agreements (“ISDA agreements”) with all of its derivative counterparties, the fair values in the tables below and in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 have been presented on a gross basis. According to the ISDA agreements, transaction amounts payable to a counterparty on the same date and in the same currency can be netted. The amounts subject to netting agreements that the Company chose not to offset are presented below.

Derivatives designated as hedging instruments

There were no derivatives designated as hedging instruments as of September 30, 2026 or December 31, 2025 related to the Company's operations.

Derivatives not designated as hedging instruments

Derivatives not designated as hedging instruments relate to economic hedges and are marked to market with all amounts recognized in the Consolidated Statements of Income. The derivatives not designated as hedging instruments outstanding as of September 30, 2026 and December 31, 2025 were foreign exchange swaps.

For the three months periods ended September 30, 2026 and 2025, the gains or losses recognized in other non-operating items, net, were a gain of $8 million and a loss of $32 million, respectively, for derivative instruments not designated as hedging instruments. For the nine months periods ended September 30, 2026 and 2025, the gains or losses recognized in other non-operating items, net, were a loss of $10 million and a gain of $54 million, respectively. The realized part of the gains or losses referred to above is reported under financing activities in the statement of cash flows.

For the three months periods ended September 30, 2026 and 2025, the gains or losses recognized as interest expense were a loss of $2 million and immaterial, respectively. For the nine months periods ended September 30, 2026 and 2025, the gains or losses recognized as interest expense were immaterial and a loss of $5 million, respectively.

The tables below present information about the Company’s derivative financial assets and liabilities measured at fair value on a recurring basis (dollars in millions).

	As of
	September 30, 2026						December 31, 2025
			Fair Value Measurements						Fair Value Measurements
Description	Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)		Nominal volume		Derivative asset (Other current assets)		Derivative liability (Other current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than one year	$3,142	1)	$30	2)	$52	3)	$3,294	4)	$12	5)	$24	6)
Total derivatives not designated as hedging instruments	$3,142		$30		$52		$3,294		$12		$24

1) Net nominal amount after deducting for offsetting swaps under ISDA agreements is $3,142 million.

2) Net amount after deducting for offsetting swaps under ISDA agreements is $30 million.

3) Net amount after deducting for offsetting swaps under ISDA agreements is $52 million.

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

The fair value and carrying value of debt is summarized in the table below (dollars in millions).

	As of
	September 30, 2026		December 31, 2025
	Carrying value1)	Fair value	Carrying value1)	Fair value
Long-term debt
Bonds	$1,660	$1,633	$1,715	$1,736
Loans	21	21	17	17
Other	2	2	2	2
Total long-term debt	1,683	1,656	1,734	1,755

Short-term debt
Short-term portion of long-term debt	—	—	285	287
Overdrafts and other short-term debt	251	251	134	134
Total short-term debt	$251	$251	$419	$421

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

For the nine months period ended September 30, 2026, the Company recorded an impairment loss of $9 million for its long-lived assets in connection with the restructuring activities in Türkiye in the second quarter of 2026.

4. INCOME TAXES

The effective tax rate for the three months period ended September 30, 2026 was 32.5% compared to 26.9% for the three months period ended September 30, 2025. Discrete tax items, net for the three months period ended September 30, 2026 increased the effective tax rate by 4.9% primarily related to settlement of prior-year income tax audits in non-U.S. jurisdictions. Discrete tax items, net for the three months period ended September 30, 2025 had a favorable impact of 1.3%.

The effective tax rate for the nine months period ended September 30, 2026 was 32.2% compared to 26.4% for the nine months period ended September 30, 2025. Discrete tax items, net for the nine months period ended September 30, 2026 had an unfavorable impact of 4.2%. Discrete tax items, net for the nine months period ended September 30, 2025 had a favorable impact of 1.8%.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states, and non-U.S. jurisdictions. At any given time, the Company is undergoing tax audits in several tax jurisdictions covering multiple years. The Company is no longer subject to income tax examination by the U.S. federal income tax authorities for years prior to 2022. With few exceptions, the Company is no longer subject to income tax examination by U.S. state or local tax authorities or by non-U.S. tax authorities for years before 2016.

As of September 30, 2026, the Company is not aware of any proposed income tax adjustments resulting from tax examinations that would have a material impact on the Company’s condensed consolidated financial statements. The conclusion of such audits could result in additional increases or decreases to unrecognized tax benefits in some future period or periods.

During the nine months period ended September 30, 2026, the Company recorded a net increase of $4 million to income tax reserves for unrecognized tax benefits based on tax positions related to the current year, including accruing additional interest related to unrecognized tax benefits from prior years.

Of the total unrecognized tax benefits of $46 million recorded as of September 30, 2026, $8 million is classified as current tax payable within Other current liabilities and $38 million is classified as non-current tax payable within Other non-current liabilities on the Condensed Consolidated Balance Sheets.

5. INVENTORIES

Inventories are stated at the lower of cost (“FIFO”) and net realizable value. The components of inventories were as follows (dollars in millions):

	As of
	September 30, 2026	December 31, 2025
Raw materials	$484	$481
Work in progress	305	293
Finished products	320	304
Inventories	1,109	1,078
Inventory valuation reserve	(90)	(86)
Total inventories, net of reserve	$1,020	$992

6. RESTRUCTURING

As of September 30, 2026, the restructuring reserve balance of $111 million is mainly attributed to structural cost reduction program activities initiated in Europe, the Middle East and Africa (EMEA) in 2023 and the capacity alignment program in Türkiye initiated during the second quarter of 2026. The main part of the remaining balance for the activities initiated in EMEA in 2023 is expected to be concluded in 2026 and for Türkiye in 2027.

Provisions for the three and nine months periods ended September 30, 2026, mainly related to the capacity alignment program in Türkiye and restructuring activities in EMEA. Cash payments for the three and nine months periods ended September 30, 2026 and September 30, 2025, mainly related to the restructuring activities in EMEA that were initiated in 2023. Substantially all cash payments related to the Türkiye program are expected to be made by the end of 2027.

The table below summarizes the change in the balance sheet position of the employee-related restructuring reserves (dollars in millions). The restructuring reserve balances are included within Accrued liabilities in the Condensed Consolidated Balance Sheets. The changes in the employee-related reserves have been charged against Other income (expense), net in the Consolidated Statements of Income. Restructuring costs consist substantially of employee related costs. In the second quarter of 2026, the Company recorded an impairment loss of $9 million for its long-lived assets in connection with the restructuring activities related to Türkiye.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reserve at beginning of the period	$122	$117	$82	$151
Provision - charge	7	2	80	4
Provision - reversal	(0)	0	(0)	(0)
Cash payments	(17)	(17)	(48)	(67)
Translation difference	(0)	(0)	(3)	14
Reserve at end of the period	$111	$101	$111	$101

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

For the three and nine months periods ended September 30, 2026, new provisions and cash payments mainly related to warranty related issues. For the three and nine months periods ended September 30, 2025, new provisions related to recall and warranty related issues. For the three months period ended September 30, 2025, cash payments related to recall and warranty related issues.

For the nine months period ended September 30, 2025, cash payments mainly related to warranty related issues.

As of September 30, 2026, the reserve for product related liabilities consisted of warranty and recall related issues.

The table below summarizes the change in the balance sheet position of the product-related liabilities (dollars in millions). The reserve for product-related liabilities is included in accrued liabilities and other non-current liabilities on the Condensed Consolidated Balance Sheets. The Company’s product-related liabilities as of September 30, 2026 are partly covered by insurance. Insurance receivables are included within other current assets and other non-current assets on the Condensed Consolidated Balance Sheets. As of September 30, 2026, the Company had total insurance receivables of $8 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reserve at beginning of the period	$82	$69	$87	$65
Net change in reserve	8	25	31	40
Cash payments	(9)	(9)	(35)	(23)
Translation difference	0	(0)	(1)	3
Reserve at end of the period	$82	$85	$82	$85

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

ANTITRUST MATTERS

Authorities in several jurisdictions have conducted broad, and in some cases, long-running investigations of suspected anti-competitive behavior among parts suppliers in the global automotive vehicle industry. These investigations have included, but are not limited to, the products that the Company sells. In addition to concluded matters, authorities of other countries, with significant light vehicle manufacturing or sales may initiate similar investigations. As a result of the outcome of the European Commission investigation of anti-competitive behavior among suppliers of occupant safety systems that the Company resolved in 2019 (the "EC investigation"), the Company is subject to a subsequent civil dispute with a non-governmental third party stemming from the same facts and circumstances underlying the EC investigation. The Company is involved in civil litigation in Germany with respect to alleged anti-competitive behavior that occurred over a decade ago.

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

As noted in Note 7 above, as of September 30, 2026, the Company has accrued $82 million for total product-related liabilities. The part of the total product liability accrual as of September 30, 2026 related to recalls are generally covered by insurance. Insurance receivables for such recall related liabilities total $8 million as of September 30, 2026.

Product Liability:

Autoliv and some of its subsidiaries have been named as one of several defendants in a consolidated class action lawsuit in a multi-district litigation (In Re: ARC Airbag Inflators Products Liability Litigation MDL, No. 3051) in the Northern District of Georgia. The plaintiffs in the multi-district litigation (the "ARC Inflator Class Action") brought claims for fraud, breach of warranty, and violations of consumer protection and trade practices stemming from ARC inflators included in airbag modules that Autoliv or its subsidiaries allegedly supplied after Autoliv acquired certain Delphi assets (the “Delphi Acquisition”) in December 2009. The Company denies these allegations. Autoliv is not aware of any performance issues regarding ARC inflators included with its airbags at the direction of its customers that it shipped following the Delphi Acquisition. The proceedings remain ongoing. The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the ARC Inflator Class Action. However, the Company continues to evaluate this matter, no accrual has been made, and no estimated range of potential loss can be determined at this time. The Company cannot predict the ultimate outcome of the ARC Inflator Class Action.

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

Specific Recalls:

In the second quarter of 2025, Stellantis initiated a recall of approximately 250,000 vehicles in the U.S. equipped with a certain model of the Company’s side curtain airbag (the “Stellantis Recall”). The Company has determined pursuant to ASC 450 that a loss is reasonably possible with respect to the Stellantis Recall. The Company is cooperating with Stellantis and continues to evaluate this matter with Stellantis. In December 2025, Stellantis provided its calculations for the cost of the Stellantis Recall to the Company. In March 2026, Stellantis included an additional 178,000 vehicles subject to the recall. On April 16, 2026, Stellantis filed a lawsuit against a subsidiary of the Company in U.S. District Court for the Eastern District of Michigan with claims for the costs relating to the Stellantis Recall. The Company currently estimates a range of $0 to $209 million with respect to this potential loss, expects a substantial portion of a potential loss would be covered by insurance, and no accrual has been made. The ultimate amount of the potential loss to the Company cannot be estimated. However, the ultimate costs of a recall could be significantly different than our current estimate. The main variables affecting the possible costs are the number of vehicles ultimately determined to be affected by the issue, the cost per vehicle associated with a recall, the determination of proportionate responsibility among the customer, the Company, and any relevant sub-suppliers, as well as the actual insurance recoveries. The Company’s insurance policies generally cover the costs of a recall, although costs related to the replacement parts are not covered under its insurance policies. Another customer has contacted the Company to inquire about the details of these incidents of nonconformance and is investigating whether its vehicles may generate similar test results. If this customer or others generate similar nonconformance test results, it is possible that there may be recalls of additional vehicles in future quarters.

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

The table in Note 7 above summarizes the change in the balance sheet position of the product-related liabilities.

9. EARNINGS PER SHARE

The computation of basic and diluted earnings per share is set forth in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Basic and diluted:
Net income attributable to controlling interest	$155	$175	$397	$509
Denominator:
Basic: Weighted average common stock	72.6	76.4	73.8	77.0
Add: Weighted average stock options/share awards	0.2	0.3	0.2	0.3
Diluted weighted average common stock	72.9	76.7	74.1	77.3

Net earnings per share - basic	$2.13	$2.29	$5.37	$6.61

Net earnings per share - diluted	$2.13	$2.28	$5.36	$6.59

10. REVENUE DISAGGREGATION

The Company’s disaggregated revenue for the periods presented is as follows (dollars in millions).

Net Sales by Products	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Airbags, Steering Wheels and Other1)	$1,847	$1,830	$5,617	$5,395
Seatbelt Products and Other1)	845	875	2,632	2,603
Total net sales	$2,693	$2,706	$8,249	$7,998

Net Sales by Region	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	$901	$897	$2,673	$2,639
EMEA	711	745	2,378	2,337
Asia excl. China	553	538	1,655	1,572
China	528	526	1,542	1,450
Total net sales	$2,693	$2,706	$8,249	$7,998

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

The significant expenses that are regularly provided to the CODM are disclosed in the Consolidated Statements of Income as a part of the consolidated net income and are as follows.

Significant segment expenses / income (Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total direct costs	$(1,804)	$(1,798)	$(5,535)	$(5,371)
Total production overhead costs	(392)	(385)	(1,183)	(1,125)
Cost of sales	$(2,197)	$(2,184)	$(6,717)	$(6,496)

Research, development and engineering expenses (gross)	$(160)	$(153)	$(489)	$(455)
Reimbursements from customer funded engineering projects	62	36	148	136
Research, development and engineering expenses, net	$(99)	$(117)	$(341)	$(319)

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

Segment assets and expenditures for long-lived assets (Dollars in millions)	Three Months Ended or As Of September 30,		Nine Months Ended or As Of September 30,
	2026	2025	2026	2025
Expenditures for long-lived assets	$(115)	$(106)	$(295)	$(323)
Total assets	8,427	8,463	8,427	8,463

12. SUBSEQUENT EVENTS

There were no reportable events subsequent to September 30, 2026.

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

The primary exchange market for Autoliv’s securities is the New York Stock Exchange ("NYSE") where Autoliv’s common stock trades under the symbol “ALV”. Autoliv’s Swedish Depositary Receipts ("SDRs") are traded on Nasdaq Stockholm’s list for large market cap companies under the symbol “ALIV SDB”. Options in SDRs trade on Nasdaq Stockholm under the name “Autoliv SDB”. Options in Autoliv shares are traded on Nasdaq PHLX and on NYSE American Options under the symbol “ALV”.

Autoliv’s fiscal year ends on December 31.

Non-U.S. GAAP financial measures

Some of the following discussions refer to non-U.S. GAAP financial measures: see reconciliations for “Organic sales,” “Free operating cash flow,” “Cash conversion,” “Net debt,” “Leverage ratio,” “Adjusted net income,” “Adjusted operating income,” “Adjusted operating margin,” “Adjusted other non-operating items, net,” “Adjusted earnings per share, diluted,” “Adjusted return on capital employed,” and “Adjusted return on total equity,” provided below. Management believes that these non-U.S. GAAP financial measures provide supplemental information to investors regarding the performance of the Company’s business and assist investors in analyzing trends in the Company's business. Additional descriptions regarding management’s use of these financial measures are included below. Investors should consider these non-U.S. GAAP financial measures in addition to, rather than as substitutes for, financial reporting measures prepared in accordance with U.S. GAAP. These historical non-U.S. GAAP financial measures have been identified as applicable in each section of this report with a tabular presentation reconciling them to the most directly comparable U.S. GAAP financial measures. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

EXECUTIVE OVERVIEW

We continued to deliver well across all key areas in the third quarter. Our sales in India grew by nearly 30% and our sales to Chinese OEMs grew by more than 20%. Strong sales growth in Japan contributed to our sales in Asia exceeding China in the quarter. Globally, our organic sales performance exceeded global LVP by around 1pp, significantly outpacing LVP growth in India, Japan and with Chinese OEMs.

We continued to successfully manage geopolitical developments during the quarter, limiting the effects of tariffs, supply chain challenges and raw material price increases. Well-executed cost reduction initiatives and increased engineering income contributed to a third quarter adjusted operating margin of 9.7%.

Our cash flow remained strong, supporting our ambitious shareholder return strategy. Our leverage ratio (Non-GAAP measure) of 1.3x was almost unchanged compared with the prior quarter, despite repurchasing around 1.23 million shares for $150 million and paying dividends of $63 million in the quarter. Over the last 12 months, we have repurchased 4.14 million shares for $500 million, in addition to paying $258 million in dividends and keeping our debt leverage ratio unchanged.

To support our growing partnerships with Chinese OEMs, our innovation capabilities, global competitiveness and long term growth, we opened our second R&D center in China in the third quarter of 2026.

The business environment remains uncertain but we anticipate a strong fourth quarter supported by an increasing number of product launches and significant raw material recoveries. Throughout the year, cost headwinds have increased materially, mainly related to raw materials, logistics, the recent flooding in Thailand and lower call off accuracy since the first quarter. We have been able to offset the majority of these cost headwinds mainly through labor efficiency, material savings through Value Engineering and successful negotiations with customers and suppliers. However, the additional headwinds narrows our full year adjusted operating margin expectation to around 10.5%, the low end of our range of around 10.5-11%. We continue to expect unchanged organic sales growth (Non-GAAP measure) and an operating cash flow of around $1.2 billion.

Based on our full year guidance, we continue to expect strong cash flow for the year, which supports our ambition to provide attractive shareholder returns through share repurchases and dividends.

Finally, we would like to invite you to our 2027 Investor Day, which will take place in Shanghai, China, on April 26 and 27, 2027. It will be held in connection with the Auto Shanghai, the largest and most important auto show in the world.

Financial highlights in the three months period ended September 30, 2026

Change figures below compare to the same period of the previous year, except when stated otherwise.

$2,693 million net sales, decrease of 0.5%

1.1% organic sales decrease (Non-GAAP measure, see reconciliation table below)

9.4% operating margin, 9.7% adjusted operating margin (Non-GAAP measure, see reconciliation table below)

$2.13 diluted EPS, a 6.8% decrease

Key business developments in the three months period ended September 30, 2026

Change figures below compare to the same period of the previous year, except when stated otherwise.

•
Net sales decreased organically (Non-GAAP measure, see reconciliation table below) by 1.1%, which was 0.8pp higher than the global LVP decrease of 1.9% (Mobility Global, October 2026) mainly driven by strong performance in Asia. Regional and customer LVP mix is estimated to have impacted sales negatively by around 0.9pp. Our organic sales (Non-GAAP measure) outperformed LVP in Asia excl. China and in China, while it underperformed in EMEA and was about in line with LVP in the Americas. Our strong performance in Asia excl. China was mainly due to India, where we outperformed by 11pp, driven by continued strong market growth in safety content per vehicle, while in China, we outperformed by around 20pp with Chinese OEMs.
•
Profitability remained strong. Operating income decreased by 5.0% mainly due to the supplier settlement compensation received in the third quarter of 2025. Adjusted operating income (Non-GAAP measure, see reconciliation table below) decreased by 3.4%. Operating margin was 9.4% and adjusted operating margin (Non-GAAP measure, see reconciliation table below) was 9.7%. ROCE was 24.1% and adjusted ROCE (Non-GAAP measure, see reconciliation table below) was 24.4%.
•
Cash flow remained solid. Operating cash flow was $239 million compared to $258 million in 2025. Free operating cash flow (Non-GAAP measure, see reconciliation table below) was $124 million compared to $153 million in 2025. The leverage ratio (Non-GAAP measure, see reconciliation table below) was 1.3x. In the quarter, a dividend of $0.87 per share was paid and 1.23 million shares were repurchased and retired.

Business and market condition update

Supply Chain

Customer call-off accuracy deteriorated slightly compared to the third quarter of 2025 as well as compared to the second quarter of 2026, driven by development in China. We expect call-off volatility for the full year 2026 on average to be slightly improved compared to 2025. However, the continued significant uncertainty in the geopolitical environment and future changes in tariffs and trade restrictions may lead to more negative call-off volatility.

Raw material inflation, geopolitical risks and tariffs

Raw material price changes had a negative impact on our profitability in the third quarter, with a gross impact of around $42 million. For the full year 2026, we currently estimate a gross impact of around $120 million from higher raw material prices. We expect to be able to continue to mitigate a majority of this headwind, mainly through internal cost reductions, material mix improvements and commercial negotiations with customers and suppliers. Given the continued uncertainty in the geopolitical environment, tariffs and trade restrictions may contribute to a more adverse inflationary environment. We continue to implement productivity and cost-reduction initiatives to offset these cost pressures.

The tariffs imposed in 2025 negatively impacted our profitability in the third quarter of 2026. We achieved customer compensation for more than 80% of the tariff costs, resulting in a net negative impact after compensation of around $6 million, in line with the net impact in the third quarter of 2025. Including the dilution effect, the impact on operating margin was around 35bps negative. While it is our ambition and expectation to continue passing tariff costs on to our customers, there is significant uncertainty as future recovery levels may vary. For the full year 2026, we estimate the tariff-related dilution on operating margin will be similar to the around 20 bps experienced for full year 2025.

Ongoing geopolitical developments, including hostilities in and around the Persian Gulf, have increased uncertainty in the global economic environment. These conditions may affect supply chains, commodity prices, customer demand, and broader market stability. As a result, our current financial guidance reflects the best information available today but may change if these geopolitical dynamics materially affect our operations or the markets in which we operate.

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

KEY RATIOS

(Dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	or As of September 30,		or As of September 30,
	2026	2025	2026	2025
Receivables outstanding relative to sales, %1)	22.5%	21.8%	-	-
Inventory outstanding relative to sales, %2)	9.5%	9.6%	-	-
Payables outstanding relative to sales, %3)	18.5%	17.5%	-	-

Gross margin, %4)	18.4%	19.3%	18.6%	18.8%
Operating margin, %5)	9.4%	9.9%	8.3%	9.6%

Capital employed6)	4,233	4,331	-	-
Net debt7)	1,763	1,772	-	-
Return on total equity, %8)	25.0%	27.9%	20.8%	28.1%
Return on capital employed, %9)	24.1%	25.1%	21.5%	24.9%

Headcount at period-end10)	64,400	65,200	-	-

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

three months period ended September 30, 2026 COMPARED WITH three months period ended September 30, 2025

Consolidated Sales Development

(dollars in millions)

	Three Months Ended September 30,			Components of change in net sales
	2026	2025	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$1,847	$1,830	0.9%	0.7%	0.2%
Seatbelt Products and Other2)	845	875	(3.5)%	0.5%	(3.9)%
Total	$2,693	$2,706	(0.5)%	0.6%	(1.1)%

Americas	$901	$897	0.4%	3.3%	(2.9)%
EMEA	711	745	(4.5)%	(1.6)%	(2.9)%
Asia excl. China	553	538	2.7%	(6.1)%	8.8%
China	528	526	0.4%	6.2%	(5.8)%
Total	$2,693	$2,706	(0.5)%	0.6%	(1.1)%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales for Airbags, Steering Wheels and Other grew organically (Non-GAAP measure, see reconciliation table above) by 0.2% in the quarter. The largest contributors to the increase were side airbags, center airbags, driver airbags and steering wheels, partly offset by declines for passenger airbags, inflatable curtains and knee airbags.

Sales by product - Seatbelt Products and Other

Sales for Seatbelt Products and Other declined organically (Non-GAAP measure, see reconciliation table above) by 3.9% in the quarter. Sales decreased organically in China, Americas and EMEA while they increased in Asia excluding China.

Sales by region

Our global organic sales (Non-GAAP measure, see reconciliation table above) decreased by 1.1% compared to the global LVP decrease of 1.9% (according to Mobility Global, October 2026). The relative outperformance was positively impacted by product launches but negatively impacted by regional and model LVP mix development (around 90bps). Our organic sales growth (Non-GAAP measure) outperformed LVP growth by 2.5pp in Asia excluding China and by 1.1pp in China. We underperformed LVP in EMEA by 3.7pp. Performance in the Americas overall was in line with LVP, while North America delivered stronger results, outperforming LVP by close to 2 percentage points. LVP in China declined by 6.9%, with Global OEMs LVP declining by 25% and Chinese OEMs LVP growing by 1.4%. Autoliv's sales to domestic OEMs increased organically by around 21% while our sales to global OEMs decreased by around 29%. Chinese OEMs accounted for 58% of our sales in China in the quarter, compared to around 46% a year ago. We expect continued strong 2026 sales performance with domestic OEMs. Our strong sales growth in Asia excluding China was mainly due to 29% organic sales growth in India, reflecting strong LVP growth and the trend of increased safety content in vehicles in India.

Third quarter of 2026 organic growth1)

	Americas	EMEA	Asia excl. China	China	Global
Autoliv	(2.9)%	(2.9)%	8.8%	(5.8)%	(1.1)%
Main growth drivers	Honda, Subaru, Toyota	Mercedes, JLR, EV OEM	Suzuki, Indian OEM, Mazda	Chery, Geely, Great Wall	Mercedes, Chery, Suzuki
Main decline drivers	Ford, Stellantis, EV OEM	VW, BMW, Stellantis	Subaru, Mitsubishi, Ford	Honda,VW, BMW	VW, Ford, Stellantis

1) Non-GAAP measure.

Light Vehicle Production Development

Change third quarter of 2026 versus third quarter of 2025

	Americas	EMEA	Asia excl. China	China	Global
LVP1)	(3.0)%	0.8%	6.4%	(6.9)%	(1.9)%

1) Source: Mobility Global, October 2026.

Earnings

	Three Months Ended September 30,
(Dollars in millions, except per share data)	2026	2025	Change
Net Sales	$2,693	$2,706	(0.5)%
Gross profit	496	522	(5.0)%
% of sales	18.4%	19.3%	(0.9	)pp
S, G&A	(138)	(137)	0.9%
% of sales	(5.1)%	(5.1)%	(0.1	)pp
R, D&E, net	(99)	(117)	(16)%
% of sales	(3.7)%	(4.3)%	0.7	pp
Other income (expense), net	(5)	(1)	559%
Operating income	254	267	(5.0)%
% of sales	9.4%	9.9%	(0.4	)pp
Adjusted operating income1)	262	271	(3.4)%
% of sales	9.7%	10.0%	(0.3	)pp
Financial and non-operating items, net	(24)	(27)	(13)%
Income before taxes	230	240	(4.0)%
Income taxes	(75)	(65)	16%
Tax rate	32.5%	26.9%	5.6	pp
Net income	155	175	(11)%
Earnings per share, diluted2)	2.13	2.28	(6.8)%
Adjusted earnings per share, diluted1,2)	2.19	2.32	(5.7)%

1) Non-GAAP measure, excluding effects from capacity alignments and antitrust related matters.

2) Net of treasury shares.

Third quarter of 2026 financial development

Gross profit decreased by $26 million, and gross margin decreased by 0.9pp compared to the prior year. The decrease in gross profit was mainly attributable to the $13 million gross profit impact of the supplier settlement compensation reported in the third quarter of 2025, lower net sales and higher logistics costs.

S,G&A costs increased by $1 million compared to the prior year, mainly due to slightly higher IT expenses and professional services costs partly offset by slightly lower personnel costs. S,G&A costs in relation to sales were unchanged at 5.1%.

R,D&E, net, costs decreased by $18 million compared to the prior year, mainly due to $26 million of higher engineering income related to timing effects, partly offset by adverse effects from foreign currency translation, IT expenses and personnel costs. R,D&E, net, in relation to sales decreased from 4.3% to 3.7%.

Other income (expense), net, was negative $5 million, compared to negative $1 million in the same period last year. The negative $5 million in the third quarter of 2026 consisted mainly of capacity alignment costs related to our restructuring activities in Türkiye.

Operating income decreased by $13 million compared to the prior year, mainly due to lower gross profit and higher capacity alignment costs, partly offset by lower R,D&E, net, costs, as outlined above.

Adjusted operating income (Non-GAAP measure, see reconciliation table below) decreased by $9 million compared to the prior year, mainly due to the lower gross profit, partly offset by lower R,D&E, net, costs, as outlined above.

Financial and non-operating items, net, was a negative $24 million compared to a negative $27 million a year earlier. The improvement was mainly due to lower costs for non-operating items mainly related to positive foreign currency translation effects.

Income before taxes decreased by $10 million compared to the prior year, mainly due to lower operating income, partly offset by lower costs for financial and non-operating items, net, as outlined above.

Tax rate was 32.5% compared to 26.9% in the prior year. Discrete tax items, net, had an unfavorable impact of 4.9pp in the third quarter of 2026, while discrete tax items, net, had a favorable impact of 1.3pp in the third quarter of 2025. Discrete tax items recorded in the third quarter of 2026 primarily related to negative tax impacts from the closure of tax audits during the quarter.

Earnings per share, diluted decreased by $0.15 compared to the prior year. The main drivers were negative impacts of $0.16 from higher taxes and $0.13 from lower operating income partly offset by $0.11 from a lower number of outstanding shares, diluted and $0.05 from lower financial and non-operating items.

nine months period ended September 30, 2026 COMPARED WITH nine months period ended September 30, 2025

Consolidated Sales Development

(dollars in millions)

	Nine Months Ended September 30,			Components of change in net sales
	2026	2025	Reported change	Currency effects 1)	Organic 3)
Airbags, Steering Wheels and Other2)	$5,617	$5,395	4.1%	2.8%	1.3%
Seatbelt Products and Other2)	2,632	2,603	1.1%	3.1%	(2.0)%
Total	$8,249	$7,998	3.1%	2.9%	0.2%

	Nine Months Ended September 30,			Components of change in net sales
	2026	2025	Reported change	Currency effects 1)	Organic 3)
Americas	$2,673	$2,639	1.3%	5.1%	(3.8)%
EMEA	2,378	2,337	1.8%	4.1%	(2.3)%
Asia excl. China	1,655	1,572	5.3%	(5.1)%	10%
China	1,542	1,450	6.4%	5.9%	0.5%
Total	$8,249	$7,998	3.1%	2.9%	0.2%

1) Effects from currency translations.

2) Including Corporate sales.

3) Non-GAAP measure.

Sales by product - Airbags, Steering Wheels and Other

Sales for Airbags, Steering Wheels and Other grew organically (Non-GAAP measure, see reconciliation table above) by 1.3% in the period. The largest contributors to the increase were side airbags and center airbags, followed by driver airbags, partly offset by declines for passenger airbags, steering wheels and inflatable curtains.

Sales by product - Seatbelt Products and Other

Sales for Seatbelt Products and Other declined organically (Non-GAAP measure, see reconciliation table above) by 2.0% in the period. Sales decreased organically in Americas, China and EMEA while they increased in Asia excluding China.

Sales by region

Our global organic sales (Non-GAAP measure, see reconciliation table above) increased by 0.2% compared to the global LVP decrease of 0.9% (according to Mobility Global, October 2026). The relative outperformance was mainly driven by new product launches. Our organic sales growth outperformed LVP growth by 6.9pp in China and by 4.3pp in Asia excluding China. We underperformed LVP in EMEA by 3.7pp and by 3.5pp in Americas, impacted mainly by negative mix due to high LVP growth in lower content South America and a lower content on some replacement models. LVP in China declined by 6.3%, with Global OEMs LVP declining by 16% and Chinese OEMs LVP decreased by 1.6%. Autoliv's sales to domestic OEMs increased organically by around 31% while our sales to global OEMs decreased by around 21%. Chinese OEMs accounted for 53% of our sales in China in the first nine months of 2026, compared to 41% a year ago. Our strong sales growth in Asia excluding China was mainly due to 34% organic sales growth in India, reflecting strong LVP growth but mainly the trend of increased safety content in vehicles in India.

First nine months of 2026 organic growth1)

	Americas	EMEA	Asia excl. China	China	Global
Autoliv	(3.8)%	(2.3)%	10%	0.5%	0.2%
Main growth drivers	Subaru, Honda, Stellantis	Mercedes, EV OEM, Renault	Suzuki, Indian OEM, Mazda	Chery, Nio, Geely	Suzuki, Chery, Nio
Main decline drivers	Ford, Hyundai, EV OEM	VW, Stellantis, BMW	Subaru, Ford, Mitsubishi	VW, Honda, Mercedes	VW, Ford, BMW

1) Non-GAAP measure.

Light Vehicle Production Development

Change first nine months of 2026 versus first nine months of 2025

	Americas	EMEA	Asia excl. China	China	Global
LVP1)	(0.2)%	1.4%	6.1%	(6.3)%	(0.9)%

1) Source: Mobility Global, October 2026.

Earnings

	Nine Months Ended September 30,
(Dollars in millions, except per share data)	2026	2025	Change
Net Sales	$8,249	$7,998	3.1%
Gross profit	1,531	1,502	2.0%
% of sales	18.6%	18.8%	(0.2	)pp
S, G&A	(437)	(427)	2.4%
% of sales	(5.3)%	(5.3)%	0.0	pp
R, D&E, net	(341)	(319)	6.8%
% of sales	(4.1)%	(4.0)%	(0.1	)pp
Other income (expense), net	(70)	13	n/a
Operating income	683	769	(11)%
% of sales	8.3%	9.6%	(1.3	)pp
Adjusted operating income1)	776	777	(0.1)%
% of sales	9.4%	9.7%	(0.3	)pp
Financial and non-operating items, net	(97)	(76)	28%
Income before taxes	586	693	(15)%
Income taxes	(188)	(183)	3.0%
Tax rate	32.2%	26.4%	5.8	pp
Net income	398	510	(22)%
Earnings per share, diluted2)	5.36	6.59	(19)%
Adjusted earnings per share, diluted1,2)	6.67	6.67	(0.1)%

1) Non-GAAP measure, excluding effects from capacity alignments and antitrust related matters.

2) Net of treasury shares.

First nine months of 2026 financial development

Gross profit increased by $30 million while gross margin decreased by 0.2pp compared to the prior year. The drivers behind the gross profit improvement were mainly positive effects of higher sales and positive currency translation effects. This was partly offset by $25 million impact from a supplier compensation booked in the third quarter of 2025 which was reversed in the second quarter of 2026, and asset impairment related to the restructuring activities in Türkiye.

S,G&A costs increased by $10 million compared to the prior year, mainly due to negative foreign currency translation effects and higher personnel costs, partly offset by the revision of an estimated credit loss reserve. S,G&A costs in relation to sales were unchanged at 5.3%.

R,D&E, net, costs increased by $22 million compared to the prior year, mainly due to higher personnel costs and negative foreign currency translation effects, partly offset by higher engineering income. R,D&E, net, in relation to sales increased from 4.0% to 4.1%.

Other income (expense), net, was negative $70 million, compared to positive $13 million in the same period last year. The increase in costs was mainly due to higher capacity alignment costs related to restructuring activities in Türkiye.

Operating income decreased by $86 million compared to the prior year, mainly due to higher capacity alignment costs related to restructuring activities in Türkiye, higher R,D&E, net, costs and higher S,G&A costs, partly offset by higher gross profit as outlined above.

Adjusted operating income (Non-GAAP measure, see reconciliation table below) decreased by $1 million compared to the prior year, due to the higher costs for R,D&E, net and S,G&A offset by the higher gross profit, as outlined above.

Financial and non-operating items, net, was negative $97 million compared to negative $76 million a year earlier. The increase in costs was mainly due to higher non-operating items, mainly related to costs associated with restructuring activities in Türkiye and Mexico.

Income before taxes decreased by $107 million compared to the prior year, mainly due to lower operating income and higher costs for financial and non-operating items, net, as outlined above.

Tax rate was 32.2% compared to 26.4% in the prior year. Discrete tax items, net, for the period had an unfavorable impact of 4.2pp. Discrete tax items, net, for the prior year period had a favorable impact of 1.8pp. Discrete tax items recorded in the first nine months of 2026 primarily related to negative tax impacts from closure of tax audits during the third quarter and negative tax impacts recorded in the first half year from costs recorded for the capacity alignment activities for Autoliv’s manufacturing operations in Türkiye.

Earnings per share, diluted decreased by $1.23 compared to the prior year. The main drivers were negative impacts of $0.82 from lower operating income, $0.43 from higher tax and $0.18 from financial and non-operating items, partly offset by $0.22 from a lower number of outstanding shares, diluted.

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

Third quarter of 2026 development

Changes in operating working capital had a $45 million negative impact on operating cash flow compared to a negative impact of $53 million in the prior year. The $45 million increase in operating working capital resulted mainly from $71 million in higher inventories and $21 million from receivables, net, partly offset by $52 million from accounts payable and accrued liabilities.

Operating cash flow decreased by $19 million to $239 million compared to the prior year, mainly because of lower net income, partly offset by a smaller increase in operating working capital compared to last year.

Capital expenditure, net, increased by $9 million compared to the prior year. The level of capital expenditure, net, in relation to sales increased to 4.3% versus 3.9% a year earlier.

Free operating cash flow (Non-GAAP measure, see reconciliation table below) was positive $124 million compared to positive $153 million in the prior year. The decrease was due to lower operating cash flow and higher capital expenditure, net, as outlined above.

Cash conversion (Non-GAAP measure, see reconciliation table below) defined as free operating cash flow (Non-GAAP measure) in relation to net income, was 80% compared to 87% a year earlier.

Net debt (Non-GAAP measure, see reconciliation table below) was $1,763 million as of September 30, 2026, which was $9 million lower than a year earlier.

Total equity as of September 30, 2026, decreased by $89 million compared to September 30, 2025. This was mainly due to $505 million in share repurchases, including taxes, and $258 million in dividend payments, partly offset by net income of $623 million.

Leverage ratio (Non-GAAP measure, see reconciliation table below): On September 30, 2026, the Company had a leverage ratio of 1.3x compared to 1.3x on September 30, 2025, as the 12 months trailing adjusted EBITDA (Non-GAAP measure, see reconciliation table below) increased by $26 million while net debt (Non-GAAP measure, see reconciliation table below) per the policy decreased by $1 million. Our target is to have a leverage ratio not higher than 1.5x.

First nine months of 2026 development

Operating cash flow decreased by $15 million to $598 million compared to the prior year, mainly because the lower net income was almost offset by a smaller increase in working capital and higher depreciation.

Capital expenditure, net, decreased by $20 million compared to the prior year. The level of capital expenditure, net, in relation to sales was 3.6% versus 3.9% a year earlier.

Free operating cash flow (Non-GAAP measure, see reconciliation table below) was positive $305 million compared to positive $300 million in the prior year. The increase was mainly due to the lower level of capital expenditure, net.

Cash conversion (Non-GAAP measure, see reconciliation table below) defined as free operating cash flow (Non-GAAP measure) in relation to net income, was 77% compared to 59% a year earlier as free operating cash flow increased while net income decreased.

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

Accordingly, the tables below reconcile from GAAP to the equivalent Non-GAAP measure.

Reconciliation of GAAP measure "Operating income" to Non-GAAP measure "Adjusted Operating income"

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Operating income (GAAP)	$254	$267	$683	$769
Non-GAAP adjustments:
Capacity alignments	8	2	93	6
Antitrust related items	0	2	1	3
Total Non-GAAP adjustments to operating income	8	4	93	8
Adjusted Operating income (Non-GAAP)	$262	$271	$776	$777

Reconciliation of GAAP measure "Operating margin" to Non-GAAP measure "Adjusted Operating margin"

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating margin (GAAP)	9.4%	9.9%	8.3%	9.6%
Non-GAAP adjustments:
Capacity alignments	0.3%	0.1%	1.1%	0.1%
Antitrust related items	0.0%	0.1%	0.0%	0.0%
Total Non-GAAP adjustments to operating margin	0.3%	0.1%	1.1%	0.1%
Adjusted Operating margin (Non-GAAP)	9.7%	10.0%	9.4%	9.7%

Reconciliation of GAAP measure "Other non-operating items, net" to Non-GAAP measure "Adjusted Other non-operating items, net"

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Other non-operating items, net (GAAP)	$(2)	$(7)	$(30)	$(10)
Non-GAAP adjustments:
Capacity alignments - non-operating1)	(2)	-	20	0
Total Non-GAAP adjustments to Other non-operating items, net	(2)	-	20	0
Adjusted Other non-operating items, net (Non-GAAP)	$(5)	$(7)	$(10)	$(10)
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Income before income taxes" to Non-GAAP measure "Adjusted Income before income taxes"

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Income before income taxes (GAAP)	$230	$240	$586	$693
Non-GAAP adjustments:
Capacity alignments - operating	8	2	93	6
Capacity alignments - non-operating1)	(2)	-	20	-
Antitrust related items	0	2	1	3
Total Non-GAAP adjustments to Income before income taxes	5	4	113	8
Adjusted Income before income taxes (Non-GAAP)	$236	$244	$700	$702
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Net income" to Non-GAAP measure "Adjusted Net income"

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Net income (GAAP)	$155	$175	$398	$510
Non-GAAP adjustments:
Capacity alignments - operating	8	2	93	6
Capacity alignments - non-operating1)	(2)	-	20	-
Antitrust related items	0	2	1	3
Tax on Non-GAAP adjustments	(1)	(1)	(16)	(2)
Total Non-GAAP adjustments to Net income	4	3	97	7
Adjusted Net income (Non-GAAP)	$160	$178	$495	$517
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Net income attributable to controlling interest" to Non-GAAP measure "Adjusted Net income attributable to controlling interest"

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Net income attributable to controlling interest (GAAP)	$155	$175	$397	$509
Non-GAAP adjustments:
Capacity alignments - operating	8	2	93	6
Capacity alignments - non-operating1)	(2)	-	20	-
Antitrust related items	0	2	1	3
Tax on Non-GAAP adjustments	(1)	(1)	(16)	(2)
Total non-GAAP adjustments to Net income attributable to controlling interest	4	3	97	7
Adjusted Net income attributable to controlling interest (Non-GAAP)	$159	$178	$494	$516
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Earnings per share - diluted" to Non-GAAP measure "Adjusted Earnings per share - diluted"

	Three Months Ended September 30,		Nine Months Ended September 30,
(Per share data)	2026	2025	2026	2025
Earnings per share - diluted (GAAP)	$2.13	$2.28	$5.36	$6.59
Non-GAAP adjustments:
Capacity alignments - operating	0.10	0.03	1.25	0.07
Capacity alignments - non-operating1)	(0.03)	-	0.27	-
Antitrust related items	0.00	0.02	0.01	0.04
Tax on Non-GAAP adjustments	(0.01)	(0.01)	(0.22)	(0.02)
Total Non-GAAP adjustments to Earnings per share - diluted	0.06	0.04	1.31	0.09
Adjusted Earnings per share - diluted (Non-GAAP)	$2.19	$2.32	$6.67	$6.67

Weighted average number of shares outstanding - diluted	72.9	76.7	74.1	77.3
1) Relates to curtailment loss in connection with restructuring and capacity alignment activities.

Reconciliation of GAAP measure "Return on Capital Employed" to Non-GAAP measure "Adjusted Return on Capital Employed"

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Return on capital employed1) (GAAP)	24.1%	25.1%	21.5%	24.9%
Non-GAAP adjustments:
Capacity alignments - operating	0.3%	0.2%	2.7%	0.2%
Antitrust related items	0.0%	0.1%	0.0%	0.1%
Total Non-GAAP adjustments to Return on capital employed1)	0.3%	0.3%	2.7%	0.3%
Adjusted Return on capital employed1) (Non-GAAP)	24.4%	25.5%	24.2%	25.2%

Annualized adjustment2) on Return on capital employed1)	$32	$15	$125	$11

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

Reconciliation of GAAP measure "Return on Total Equity" to Non-GAAP measure "Adjusted Return on Total Equity"

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Return on total equity1) (GAAP)	25.0%	27.9%	20.8%	28.1%
Non-GAAP adjustments:
Capacity alignments - operating	0.4%	0.3%	4.4%	0.3%
Capacity alignments - non-operating2)	(0.1)%	-	0.9%	-
Antitrust related items	0.0%	0.2%	0.0%	0.1%
Tax on Non-GAAP adjustments	(0.1)%	(0.1)%	(0.8)%	(0.1)%
Total Non-GAAP adjustments to Return on total equity1)	0.2%	0.4%	4.6%	0.3%
Adjusted Return on total equity1) (Non-GAAP)	25.2%	28.3%	25.4%	28.4%

Annualized adjustment3) on Return on total equity1)	$18	$12	$130	$9

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

Reconciliation of GAAP financial measure to non-GAAP measure “Net debt”

(Dollars in millions)

	September 30, 2026	June 30, 2026	September 30, 2025
Short-term debt	$251	$350	$654
Long-term debt	1,683	1,688	1,374
Total debt	1,934	2,037	2,027
Cash and cash equivalents	(197)	(377)	(225)
Debt issuance cost/Debt-related derivatives, net	26	34	(30)
Net debt (non-GAAP)	$1,763	$1,695	$1,772

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

Calculation of non-GAAP measure “Leverage ratio”

(Dollars in millions)

(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2025
Net debt1) (non-GAAP)	$1,763	$1,695	$1,772
Pension liabilities	175	180	167
Net debt per the Policy (non-GAAP)	1,938	1,874	1,939

Net income2)	623	643	754
Income taxes 2)	256	246	261
Interest expense, net2,3)	92	93	94
Other non-operating items, net2)	35	40	20
Income from equity method investments2)	(4)	(5)	(6)
Depreciation and amortization of intangibles2)	437	434	397
Capacity alignments2)	110	104	(1)
Antitrust related items2)	1	2	5
Other items2)	—	—	—
EBITDA per the Policy (Adjusted EBITDA) (non-GAAP)	$1,550	$1,556	$1,524
Leverage ratio (non-GAAP)	1.3	1.2	1.3

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

Reconciliation of GAAP measure "Operating cash flow" to non-GAAP measures "Free operating cash flow" and "Cash conversion"

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$155	$175	$398	$510
Changes in operating working capital	(45)	(53)	(154)	(217)
Depreciation and amortization	107	103	328	299
Gain on divestiture of property	—	—	0	(6)
Other, net	22	32	26	26
Operating cash flow (GAAP)	239	258	598	613
Expenditures for property, plant and equipment	(115)	(106)	(295)	(323)
Proceeds from sale of property, plant and equipment	1	1	2	10
Capital expenditure, net1)	(115)	(106)	(293)	(313)
Free operating cash flow2) (non-GAAP)	$124	$153	$305	$300
Cash conversion3) (non-GAAP)	80%	87%	77%	59%
1) Defined as Expenditures for property, plant and equipment less Proceeds from sale of property, plant and equipment.
2) Operating cash flow less Capital expenditures, net.
3) Free operating cash flow relative to Net income.

Headcount

	September 30, 2026	June 30, 2026	September 30, 2025
Total headcount	64,400	63,500	65,200
Whereof:
Direct personnel in manufacturing	47,000	46,200	47,900
Indirect personnel	17,400	17,300	17,300
Temporary personnel	13%	11%	9%

As of September 30, 2026, total headcount (Full Time Equivalent) decreased by around 800, or 1.3%, compared to a year earlier. The indirect workforce increased by around 100, or 0.6%. The direct workforce decreased by approximately 1,000, or 2.0%, reflecting continued good productivity development. Compared to June 30, 2026, total headcount (Full Time Equivalent) increased by around 900, or 1.4%. Indirect headcount increased by around 100, while direct headcount increased by approximately 800.

Full year 2026 guidance

In addition to the assumptions below and in our business and market condition update above, our full year 2026 guidance is based on our customer call-offs and the achievement of our targeted cost compensation adjustments with our customers, including no material changes to tariffs or trade restrictions, as compared to what is in effect as of October 15, 2026, as well as no significant changes in the macro-economic environment, changes in customer call-off volatility or significant supply chain disruptions.

Full year 2026 Guidance
Organic sales growth	Around 0%
Adjusted operating margin 1)	Around 10.5%
Operating cash flow 2)	Around $1.2 billion
Capital expenditures, net % of sales	Around 4%
1) Excluding effects from capacity alignments, antitrust related matters and other discrete items.
2) Excluding unusual items.

Full year 2026 Assumptions
LVP growth	Around 2% negative
Foreign currency impact on net sales	Around 2.5% positive
Tax rate3)	Around 30%
3) Excluding unusual tax items.

This report includes content supplied by Mobility Global; Copyright © Light Vehicle Production Forecast, January, April, July and October 2026. All rights reserved.

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

Other Items

•
On September 8, 2026, Autoliv announced it is advancing the development of virtual testing through its Human Body Model (HBM) Safety Suite. The platform is designed to support the development of safer vehicles, with Toyota as the first customer to evaluate its capabilities.
•
On October 2, 2026, Autoliv announced the appointments of Natalie Draisin and Thomas Manfred Müller to its Research Advisory Board. Natalie Draisin serves as Director of the North American Office and United Nations Representative at FIA Foundation and is an External Affiliate at the Johns Hopkins Bloomberg School of Public Health.Thomas Manfred Müller, PhD, is a Board Member, Advisor and Business Angel with extensive international experience across leadership and executive roles at Audi, BMW, Volvo Cars, and Volkswagen Group.
•
Autoliv today published on its website its Green Financing Framework which has been updated to incorporate the latest market practices and standards, and to support the long-term commitment of the Company to integrate sustainability across the entire organization.
•
In the third quarter of 2026, Autoliv repurchased and retired 1.23 million shares of common stock at an average price of $121.69 per share under the Autoliv 2029 stock repurchase program. Under this program, repurchases may be made from July 1, 2025 through December 31, 2029. The maximum value of aggregate repurchases under this program is $2.5 billion. Repurchases of stock may be made directly on the NYSE.
•
Autoliv invites investors, analysts and journalists to an Investor Day in Shanghai, China. It will take place on April 26 and 27, 2027, with management presentations, site visits and a full day at the world's leading auto show, Auto Shanghai 2027. Focus will be on global growth, innovations and key trends shaping China’s automotive industry and Autoliv’s strategy for success in the Chinese market. This includes how we strengthen our relationships with leading Chinese OEMs in China and overseas. Further details regarding agenda and registration will be provided at a later stage.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2026, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that were provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

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

ITEM 1A. RISK FACTORS

As of September 30, 2026, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock repurchase program

The following table provides information with respect to common stock repurchased by the Company during the three months period ended September 30, 2026.

	New York Stock Exchange (NYSE)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (USD) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (USD)
July 1-31, 2026	266,904	$119.79	4,016,760	$2,018,028,185
August 1-31, 2026	684,714	$122.53	4,701,474	$1,934,132,865
September 1-30, 2026	281,053	$121.44	4,982,527	$1,900,000,597

(1) The repurchases are being executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. For accounting purposes, shares repurchased under our stock repurchase programs are recorded based upon the settlement date of the applicable trade.

(2) The average price paid per share in U.S. dollars excludes brokerage commissions and other costs of execution.

(3) On June 4, 2025, the Company announced that its Board of Directors approved a new stock repurchase program that authorizes the Company to repurchase up to $2.5 billion of common shares and operates from July 1, 2025 through December 31, 2029.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months period ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: October 23, 2026

AUTOLIV, INC.

(Registrant)

By:	/s/ Monika Grama
Monika Grama
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)